Form 10-Q
period 1996-06-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 1996-08-13
CIK 880807

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   ----------


For The Quarter Ended:  June 30, 1996             Commission File Number 0-19672
                        -------------


                       American Superconductor Corporation
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                         04-2959321
- --------------------------------------------       ---------------------------------------
(State or other jurisdiction of organization       (I.R.S. Employer Identification Number)
or incorporation)


                              Two Technology Drive
                        Westborough, Massachusetts 01581
                        --------------------------------
          (Address of principal executive offices, including zip code)


                                 (508)-836-4200
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                       YES  X                   NO
                          -----                   -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                      9,561,307
- --------------------------------------          --------------------------------
                Class                           Outstanding as of August 7, 1996

                       AMERICAN SUPERCONDUCTOR CORPORATION

                                      INDEX
                                      -----






                                                                      Page No.
                                                                      --------

Part I - Financial Information

    Consolidated Balance Sheets
        June 30, 1996 and March 31, 1996                                  3

    Consolidated Statements of Operations
        for the three months ended
        June 30, 1996 and 1995                                            4

    Consolidated Statements of Cash Flows
        for the three months ended
        June 30, 1996 and 1995                                            5

    Notes to Interim Consolidated Financial Statements                   6-7

    Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             8-10

Part II - Other Information                                              11

Signatures                                                               12

                       AMERICAN SUPERCONDUCTOR CORPORATION

                                   CONSOLIDATED BALANCE SHEETS

                                             -------

                                                                  June 30,          March 31,
                                                                    1996               1996
                                                                ------------       ------------
                                                                 (unaudited)

                    ASSETS

Current assets:
     Cash and cash equivalents                                  $  1,665,048       $  4,104,703
     Accounts receivable                                           2,166,059          1,485,628
     Notes receivable                                                509,414            607,536
     Inventory                                                       824,882            779,428
     Prepaid expenses and other current assets                       461,879            226,179
                                                                ------------       ------------

         Total current assets                                      5,627,282          7,203,474

Property and equipment:

     Equipment                                                     7,226,739          6,779,649
     Furniture and fixtures                                          738,287            710,473
     Leasehold improvements                                        1,691,991          1,663,806
                                                                ------------       ------------

                                                                   9,657,017          9,153,928
Less: accumulated depreciation                                    (5,980,580)        (5,606,374)
                                                                ------------       ------------
Property and equipment, net                                        3,676,437          3,547,554

Long-term marketable securities                                   20,711,377         22,257,898
Licenses, net of amortization                                              0             14,574
Other assets                                                           6,910              4,898
                                                                ------------       ------------

Total assets                                                    $ 30,022,006       $ 33,028,398
                                                                ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                      $  1,521,038       $  1,283,558
     Obligation under capital lease, current portion                   4,591              4,478
                                                                ------------       ------------

         Total current liabilities                                 1,525,629          1,288,036

Obligation under capital lease, long term portion                      7,804              8,995

Commitments                                                               --                 --

Stockholders' equity:
     Common stock ($.01 par);                                         95,585             94,873
         20,000,000 shares
         authorized and 9,558,457 and
         9,487,277 issued and outstanding at
         June 30, 1996 and March 31,
         1996, respectively
     Additional paid-in capital                                   64,170,227         63,460,452
     Deferred compensation                                           (50,960)           (50,960)
     Deferred Contract Costs - Warrants                             (616,878)                 -
     Unrealized gain (loss) on investments                          (120,814)           (61,970)
     Cumulative translation adjustment                                 1,096              4,602
     Accumulated Deficit                                         (34,989,683)       (31,715,630)
                                                                ------------       ------------
Total stockholders' equity                                        28,488,573         31,731,367
                                                                ------------       ------------
Total liabilities and stockholders' equity                      $ 30,022,006       $ 33,028,398
                                                                ============       ============



    The accompanying notes are an integral part of the consolidated financial statements

                       AMERICAN SUPERCONDUCTOR CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                   -----------



                                                        Three Months Ended
                                                             June 30,
                                                      1996              1995
                                                  -----------       -----------

Revenues:
     Contract revenue                             $   978,394       $   609,067
     Prototypes and prototype
             development contracts                    294,914           395,641
                                                  -----------       -----------

         Total revenues                             1,273,308         1,004,708

Costs and expenses:
     Costs of  revenue                              1,315,679           998,538
     Research and development                       2,443,822         1,526,280
     Selling, general and
         administrative                             1,095,767           955,809
                                                  -----------       -----------

         Total costs and expenses                   4,855,268         3,480,627

Interest income                                       347,261           422,922
Other income (expense), net                           (39,354)           (2,640)
                                                  -----------       -----------

Net loss                                          $(3,274,053)      $(2,055,637)
                                                  ===========       ===========

Net loss per common share                         $     (0.34)      $     (0.22)
                                                  ===========       ===========

Weighted average number of
     common shares outstanding                      9,557,467         9,468,632
                                                  ===========       ===========




                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)

                                                                                     Three Months Ended
                                                                                          June 30,
                                                                                    1996            1995
                                                                                -----------     -----------

Operating activities:
     Net loss                                                                   $(3,274,053)    $(2,055,637)
     Adjustments to reconcile net loss to net cash from operations:
         Depreciation and amortization                                              374,206         370,934
         Stock compensation expense                                                      --           1,120
         Changes in operating asset and liability accounts:
              Accounts receivable                                                  (680,431)        (92,106)
              Notes receivable                                                       98,122          95,882
              Inventory                                                             (45,454)        (45,508)
              Prepaid expenses and other current assets                            (235,700)         (3,157)
              Accounts payable and accrued expenses                                 237,480        (347,139)
              Advance payments                                                           --          10,000
              Advance payments - related parties                                         --        (250,000)
                                                                                -----------     -----------

Total adjustments                                                                  (251,777)       (259,974)
                                                                                -----------     -----------

Net cash used by operating activities                                            (3,525,830)     (2,315,611)
                                                                                -----------     -----------

Investing activities:
     Purchase of property and equipment, net                                       (506,595)       (251,600)
     (Purchase) sale of long-term marketable securities, net                      1,487,677       3,091,608
     Increase in license fees and other assets                                       12,562              --
     Payments under capital lease                                                    (1,078)           (976)
                                                                                -----------     -----------

Net cash provided (used) by investing activities                                    992,566       2,839,032
                                                                                -----------     -----------

Financing activities:
     Net proceeds from issuance of stock and warrants                                93,609          12,410
                                                                                -----------     -----------

Net cash provided by financing activities                                            93,609          12,410
                                                                                -----------     -----------

Net increase (decrease) in cash and cash equivalents                             (2,439,655)        535,831

Cash and cash equivalents at beginning of period                                  4,104,703       1,467,284
                                                                                -----------     -----------

Cash and cash equivalents at end of period                                      $ 1,665,048     $ 2,003,115
                                                                                ===========     ===========




                   The accompanying notes are an integral part
                    of the consolidated financial statements

                       AMERICAN SUPERCONDUCTOR CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                      ---

1.  NATURE OF BUSINESS:
    ------------------

    American Superconductor Corporation (the "Company") was formed on April 9, 1987 to develop and commercialize high temperature superconductor ("HTS") wire, wire products and systems, which include multistrand conductors, electromagnetic coils, cryogenic integration, power semiconductors and power engineering. The Company operates in one business segment.

    The Company is engaged in conducting research, developing prototypes for commercial applications and conducting sales and marketing activities. The Company derives a substantial portion of its revenue from research and development contracts. A significant portion of this contract revenue relates to development contracts with two stockholders, Inco Alloys International, Inc. ("Inco") and Pirelli Cavi S.p.A. The Company has made significant progress in developing prototypes. As the Company is moving towards commercialization of the technology, the Company has elected not to report the financials as a development stage enterprise.


2.  BASIS OF PRESENTATION:
    ---------------------

    The accompanying consolidated financial statements are unaudited, except for those dated as of March 31, 1996, and have been prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosure normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended June 30, 1996 and 1995 and the financial position at June 30, 1996.

    The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended March 31, 1996 which are contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1996.

    Included in "Costs of Revenue" are research and development expenses of approximately $905,000 and $716,000 for the three months ended June 30, 1996 and 1995, respectively.

                                    Continued

                       AMERICAN SUPERCONDUCTOR CORPORATION

          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                      ---


3.  DEFERRED CONTRACT COSTS-WARRANTS:
    --------------------------------

    In March of 1996, the Company entered into a new strategic alliance with the Electric Power Research Institute (EPRI). Under this new agreement approximately 100,000 warrants will be granted and become exercisable over the next five years. The Company recorded an increase to additional paid-in capital and a corresponding charge to Deferred Contract Costs of approximately $637,000 in the first quarter ended June 30, 1996. This amount will be expensed over five years. Warrant expense related to this transaction was approximately $20,000 for the quarter ended June 30, 1996.


4.  NET LOSS PER COMMON SHARE:
    -------------------------

    Net loss per common share is computed based upon the weighted average number of common shares outstanding.


5.  COST-SHARING AGREEMENTS:
    -----------------------

    For the three months ended June 30, 1996 the Company received funding of $70,562 under a Government cost-sharing agreement with Oak Ridge National Laboratory. This funding was used to directly offset research and development and selling, general and administrative expenses and to purchase capital equipment.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                        THREE MONTHS ENDED JUNE 30, 1996

Results of Operations
- ---------------------

Revenues during the three months ended June 30, 1996 were $1,273,000 compared to $1,005,000 for the same period in 1995. Revenues in the first quarter were positively affected by an increase in work performed under certain corporate contracts. This increase was partially offset by a decrease in prototype sales. For the quarter ended June 30, 1995, prototype sales included revenues from a cable wire prototype which was completed during the fiscal year ended March 31, 1996. The Company expects that the prototype revenues in future quarters will fluctuate on a quarter by quarter basis.

For the three months ended June 30, 1996, the Company also recorded funding of $71,000 under a government cost-sharing agreement. Funding under various cost-sharing agreements for the three months ended June 30, 1995 was $549,000. The Company expects that funding from the existing cost-sharing agreement as well as expected future cost-sharing agreements will increase in subsequent quarters of this fiscal year as compared to the first quarter. The Company anticipates that a portion of its funding in the future will continue to come from cost-sharing agreements as the Company continues to develop joint programs with government agencies. Funding from cost-sharing agreements was used to offset research and development and selling, general and administrative expenses and to purchase capital equipment. In accordance with government contract accounting guidelines, funding received under cost-sharing agreements is not included in the Company's reported revenues.

The Company's total operating expenses for the three months ended June 30, 1996 were $4,855,000, compared to $3,481,000 for the same period last year.

Costs of revenue increased to $1,316,000 for the three months ended June 30, 1996 from $999,000 for the same period a year earlier. This increase primarily reflects an increase in costs associated with the increase in corporate contract revenues, partially offset by a decrease in costs associated with prototype revenues.

Research and development expenses increased to $2,444,000 during the first quarter from $1,526,000 a year earlier. This increase was primarily due to the continued scale-up of the Company's internal research and development activities including the hiring of additional personnel, the purchase of materials and equipment and increases in patent processing costs. In addition to these expenses, a portion of research and development expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as research and development expenses). Research and development expenditures included as costs of revenue for the three month period ended June 30, 1996 were $905,000 compared to $716,000 for the same period last year.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                        THREE MONTHS ENDED JUNE 30, 1996

Selling, general and administrative expenses for the quarter ended June 30, 1996 were $1,096,000 compared to $956,000 for the same period the prior year. This increase reflects increased staffing, recruiting costs and other expenses necessary to support the overall increase in the Company's development contracts and internal research and development activities. Certain selling, general and administrative expenditures related to externally funded development contracts have been classified as costs of revenue (rather than as selling, general and administrative expenses). Such indirect costs included in costs of revenue during the three month period ended June 30, 1996 were $411,000 compared to $283,000 for the same period last year.

Interest income was $347,000 in the quarter ended June 30, 1996 compared to $423,000 for the same period in the previous year. This change primarily reflects lower cash balances available for investment as a result of cash being used to fund the Company's operations and to purchase property and equipment.

The Company expects to continue to incur operating losses for at least the next few years, as it continues to devote significant financial resources to its research and development activities.

The Company expects to be party to agreements which, from time to time, may result in costs incurred exceeding expected revenues under such contracts. The Company may enter into such agreements for a variety of reasons including, but not limited to, entering new product application areas, furthering the development of key technologies, and advancing the demonstration of commercial prototypes in critical market applications.

Please refer to the "Future Operating Results" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 for a discussion of certain factors that may affect the Company's future results of operations and financial condition.


Liquidity and Capital Resources
- -------------------------------

At June 30, 1996 the Company had cash, cash equivalents and long-term marketable securities of $22,376,000 compared to $26,363,000 at March 31, 1996. This decrease was primarily due to the use of $3,526,000 to fund the Company's operations in the quarter ended June 30, 1996 which was mostly attributable to the Company's net loss of $3,274,000. An additional $507,000 was used to acquire capital equipment, primarily for research and development and manufacturing.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                        THREE MONTHS ENDED JUNE 30, 1996

The Company believes that several years of further development will be necessary before HTS wires are available for any significant commercial applications. Management believes that revenues from funded development contracts and the sale of prototypes and the Company's cash, cash equivalents and long-term marketable securities and interest thereon should provide adequate funding to meet the Company's cash requirements for its planned operations for the next two to three years.

To date, inflation has not had a material impact on the Company's financial results.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                                     PART II

                                OTHER INFORMATION

                                   ----------


Item 1.    Legal Proceedings
           -----------------

           None

Item 2.    Changes in Securities
           ---------------------

           None

Item 3.    Defaults Upon Senior Securities
           -------------------------------

           None

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           None

Item 5.    Other Information
           -----------------

           None

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           Exhibit 27.1 Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       AMERICAN SUPERCONDUCTOR CORPORATION



August 13, 1996                    /s/ Ramesh L. Ratan
- -----------------------------      ---------------------------------------------
Date                               Ramesh L. Ratan
                                   Executive Vice President of
                                   Corporate Development and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)