Form 10-Q
period 1996-09-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 1996-11-14
CIK 880807

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   ----------


For The Quarter Ended: September 30, 1996         Commission File Number 0-19672
                       ------------------

                       American Superconductor Corporation
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


     Delaware                                                       04-2959321
--------------------------------------------         --------------------------------------
(State or other jurisdiction of organization         (I.R.S. Employer Identification Number)
or incorporation)


                              Two Technology Drive
                        Westborough, Massachusetts 01581
                        --------------------------------
          (Address of principal executive offices, including zip code)

                                 (508) 836-4200
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES X             NO
                          ---              ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                    9,562,057
--------------------------------------          -------------------------------
             Class                              Outstanding as November 8, 1996

                       AMERICAN SUPERCONDUCTOR CORPORATION

                                      INDEX

                                   ----------






                                                                   Page No.
                                                                   --------

Part I - Financial Information

    Consolidated Balance Sheets
        September 30, 1996 and March 31, 1996                           3

    Consolidated Statements of Operations
        for the three months ended

        September 30, 1996 and 1995 and the                             4
            six months ended September 30, 1996
            and 1995

    Consolidated Statements of Cash Flows
        for the six months ended
        September 30, 1996 and 1995                                     5

    Notes to Interim Consolidated Financial Statements                6-7

    Management's Discussion and Analysis of Financial
        Condition and Results of Operations                          8-10

Part II - Other Information                                            11

Signature                                                              12


                       AMERICAN SUPERCONDUCTOR CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     -------

                                                         September 30,       March 31,
                                                              1996             1996
                                                         -------------       ---------
                                                           (unaudited)
                                     ASSETS

Current assets:
    Cash and cash equivalents                              $ 2,428,810     $ 4,104,703
    Accounts receivable                                      2,441,016       1,485,628
    Notes receivable                                           568,639         607,536
    Inventory                                                  531,851         779,428
Prepaid expenses and other current assets                      115,860         226,179
                                                           -----------     -----------

        Total current assets                                 6,086,176       7,203,474

Property and equipment:

    Equipment                                                7,421,485       6,779,649
    Furniture and fixtures                                     744,726         710,473
    Leasehold improvements                                   1,715,144       1,663,806
                                                           -----------     -----------

                                                             9,881,355       9,153,928
Less: accumulated depreciation                              (6,380,840)     (5,606,374)
                                                           -----------     -----------
Property and equipment, net                                  3,500,515       3,547,554

Long-term marketable securities                             17,918,401      22,257,898
Licenses, net of amortization                                       --          14,574
Other assets                                                     8,216           4,898
                                                           -----------     -----------
Total assets                                               $27,513,308     $33,028,398
                                                           ===========     ===========




                                                         September 30,       March 31,
                                                              1996             1996
                                                         -------------       ---------
                                                           (unaudited)
           LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
Accounts payable and accrued expenses                      $  1,330,624    $  1,283,558
Obligation under capital lease, current portion                   4,707           4,478
                                                            -----------    ------------
   Total current liabilities                                  1,335,331       1,288,036
Obligation under capital lease, long term portion                 6,583           8,995
Commitments                                                          --              --
Stockholders' equity:
 Common stock ($.01 par);                                        95,621          94,873
   20,000,000 shares
   authorized and 9,562,057 and
   9,487,277 issued and outstanding at
   September 30, 1996 and March 31,
   1996, respectively

Additional paid-in capital                                   64,181,787      63,460,452
Deferred compensation                                           (50,960)        (50,960)
Deferred Contract Costs - Warrants                             (597,072)             --
Unrealized gain (loss) on investments                           (71,768)        (61,970)
Cumulative translation adjustment                                   257           4,602
Accumulated Deficit                                         (37,386,471)    (31,715,630)
                                                            -----------    ------------
Total stockholders' equity                                   26,171,394      31,731,367
                                                            -----------    ------------

Total liabilities and stockholders' equity                  $27,513,308    $ 33,028,398
                                                            ===========    ============



                       AMERICAN SUPERCONDUCTOR CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                   ----------




                                             Three Months Ended              Six Months Ended
                                                September 30,                   September 30,
                                           1996             1995            1996           1995
                                           ----             ----            ----           ----

Revenues:
    Contract revenue                   $ 1,104,483      $   849,016     $  2,082,877    $ 1,458,083
    Prototypes and prototype
        development contracts              560,209          749,614          855,123      1,145,255
                                       -----------      -----------      -----------    -----------
        Total revenues                   1,664,692        1,598,630        2,938,000      2,603,338

Costs and expenses:
    Costs of revenue                     1,684,755        1,520,822        3,000,434      2,519,360
    Research and development             2,067,551        1,405,009        4,511,373      2,931,289
    Selling, general and
        administrative                     620,150          924,672        1,715,917      1,880,481
                                       -----------      -----------      -----------    -----------

        Total costs and expenses         4,372,456        3,850,503        9,227,724      7,331,130

Interest income                            308,983          407,572          656,244        830,494
Other income (expense), net                  1,993         (14,400)          (37,361)       (17,040)
                                       -----------      -----------      -----------    -----------

Net loss                               $(2,396,788)     $(1,858,701)     $(5,670,841)   $(3,914,338)
                                       ===========      ===========      ===========    ===========


Net loss per common share              $     (0.25)     $     (0.20)     $     (0.59)   $     (0.41)
                                       ===========      ===========      ===========    ===========


Weighted average number of
    common shares outstanding            9,561,551        9,469,244        9,559,520      9,468,940
                                       ===========      ===========      ===========    ===========









               The accompanying notes are an integral part of the
                       consolidated financial statements.


                       AMERICAN SUPERCONDUCTOR CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                             Six Months Ended
                                                                                September 30,
                                                                           1996              1995
                                                                           ----              ----

Operating activities:
    Net loss                                                           $(5,670,841)     $(3,914,338)
    Adjustments to reconcile net loss to net cash from operations:
        Depreciation and amortization                                      789,040          731,304
        Stock compensation expense                                              --            2,240
        Changes in operating asset and liability accounts:
            Accounts receivable                                           (955,388)      (1,022,565)
            Notes receivable                                                38,897           84,470
            Inventory                                                      247,577         (113,481)
            Prepaid expenses and other current assets                      110,319           61,395
            Accounts payable and accrued expenses                           47,066         (100,821)
            Advance payments - related parties                                  --         (330,988)
                                                                       -----------      -----------

Total adjustments                                                          277,511         (688,446)
                                                                       -----------      -----------

Net cash used by operating activities                                   (5,393,330)      (4,602,784)
                                                                       -----------      -----------

Investing activities:
    Purchase of property and equipment, net                               (731,772)        (498,463)
    (Purchase) sale of long-term marketable securities, net              4,329,699        5,604,874
    Increase in license fees and other assets                               (3,318)              --
    Payments under capital lease                                            (2,183)          (1,976)
                                                                       -----------      -----------


Net cash provided by investing activities                                3,592,426        5,104,435
                                                                       -----------      -----------

Financing activities:
    Net proceeds from issuance of stock and warrants                       125,011           15,572
                                                                       -----------      -----------

Net cash provided by financing activities                                  125,011           15,572
                                                                       -----------      -----------

Net increase (decrease) in cash and cash equivalents                    (1,675,893)         517,223

Cash and cash equivalents at beginning of period                         4,104,703        1,467,284
                                                                       -----------      -----------

Cash and cash equivalents at end of period                             $ 2,428,810      $ 1,984,507
                                                                       ===========      ===========



                   The accompanying notes are an integral part
                    of the consolidated financial statements

                       AMERICAN SUPERCONDUCTOR CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

               --------------------------------------------------


1.   NATURE OF BUSINESS:
     ------------------

     American Superconductor Corporation (the "Company") was formed on April 9, 1987 to develop and commercialize high temperature superconductor ("HTS") wire, wire products and systems, which include multistrand conductors, electromagnetic coils, cryogenic integrated systems and power semiconductors. The Company operates in one business segment.

     The Company is engaged in conducting research, developing prototypes for commercial applications and conducting sales and marketing activities. The Company derives a substantial portion of its revenue from research and development contracts. A significant portion of this contract revenue has related to development contracts with two stockholders, Inco Alloys International, Inc. ("Inco") and Pirelli Cavi S.p.A. The Company has made significant progress in developing prototypes. As the Company is moving towards commercialization of the technology, the Company has elected not to report its financial statements as a development stage enterprise.

2.   BASIS OF PRESENTATION:
     ---------------------

     The accompanying consolidated financial statements are unaudited, except for those dated as of March 31, 1996, and have been prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosure normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended September 30, 1996 and 1995 and the financial position at September 30, 1996.

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

     Included in "Costs of Revenue" are research and development expenses of approximately $1,271,000 and $1,168,000 for the three months ended September 30, 1996 and 1995, respectively, and $2,176,000 and $1,884,000 for the six months ended September 30, 1996 and 1995, respectively.

                       AMERICAN SUPERCONDUCTOR CORPORATION

          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

               --------------------------------------------------


3.   DEFERRED CONTRACT COSTS-WARRANTS:
     --------------------------------

     In March of 1996, the Company entered into a new strategic alliance with the Electric Power Research Institute (EPRI). Under this agreement a warrant for 100,000 shares of common stock of the Company was granted to EPRI, which will become exercisable over the five year period through March 2001. In connection with the issuance of this warrant, the Company recorded an increase to additional paid-in capital and a corresponding charge to Deferred Contract Costs of approximately $637,000 in the first quarter ended June 30, 1996. This amount will be expensed over five years. Warrant expense related to this transaction was approximately $20,000 for the three months ended September 30, 1996 and $40,000 for the six months ended September 30, 1996.

4.   NET LOSS PER COMMON SHARE:
     -------------------------

     Net loss per common share is computed based upon the weighted average number of common shares outstanding.

5.   COST-SHARING AGREEMENTS:
     -----------------------

     For the six months ended September 30, 1996 the Company received funding of $876,794 under Government cost-sharing agreements with Oak Ridge National Laboratory and the U.S. Department of Energy. This funding was used to directly offset research and development and selling, general and administrative expenses and to purchase capital equipment.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATION FOR THE
                           THREE AND SIX MONTHS ENDED

                    SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

Results of Operations
---------------------

Revenues during the three months ended September 30, 1996 were $1,665,000 compared to $1,599,000 for the same period in 1995. For the six months ended September 30, 1996, revenues were $2,938,000 as compared to $2,603,000 for the comparable period in 1995. Revenues for the three and six month periods ended September 30, 1996 were favorably affected by an increase in work performed under the Company's collaborative research agreement with Pirelli Cavi S.p.A. This increase was offset by a decrease in revenues from prototype sales. For the six months ended September 30, 1995, prototype sales included revenues from a cable wire prototype which was completed during the fiscal year ended March 31, 1996. The Company expects that the prototype revenues in future quarters will fluctuate on a quarter to quarter basis.

Inco Alloys International, Inc., one of American Superconductor's materials development partners, has decided to discontinue its participation in a joint research and development program focused on metallic precursor wire technology. Effective December 31, 1996 Inco Alloys will discontinue its $1,100,000 annual funding of this program. The Company will continue to develop the metallic precursor technology which the joint program focused on, and anticipates covering most of the related expenses under government contracts.

For the three months ended September 30, 1996, the Company also recorded funding of $806,000 under several government cost-sharing agreements. This funding included $146,000 related to worked performed last fiscal year under the U.S. Department of Energy's Superconductivity Partnership Initiative contract with Reliance Electric, a Rockwell Automation business. Funding under cost-sharing agreements for the three months ended September 30, 1995 was $260,000. Funding under cost-sharing agreements for the six months ended September 30, 1996 and September 30, 1995, was $877,000 and $809,000, respectively. The Company anticipates that a portion of its funding in the future will continue to come from cost-sharing agreements as the Company continues to develop joint programs with government agencies. Funding from cost-sharing agreements was used to offset research and development and selling, general and administrative expenses and to purchase capital equipment. In accordance with government contract accounting guidelines, funding received under cost-sharing agreements is not included in the Company's reported revenues.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATION FOR THE
                           THREE AND SIX MONTHS ENDED

                    SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

For the second quarter ended September 30, 1996, costs of revenue increased to $1,685,000 from $1,521,000 for the same period a year earlier. Year-to-date costs of revenue were $3,000,000 compared to $2,519,000 for the same period last year. These increases primarily reflect an increase in costs associated with the increase in corporate research and development contract revenues, offset by a decrease in costs associated with prototype revenues. Costs of revenue exceeded total revenues for the three and six months ended September 30, 1996 due to certain prototype costs exceeding their associated revenue.

Research and development expenses increased to $2,068,000 during the second quarter from $1,405,000 a year earlier. For the first six months of fiscal year 1997, research and development expenses were $4,511,000 compared to $2,931,000 for the same period last year. These increases were primarily due to the continued scale-up of the Company's internal research and development activities including the hiring of additional personnel, purchase of materials and equipment and increases in patent processing and licensing costs. In addition to these expenses, a portion of research and development expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as research and development expenses). Research and development expenditures included as costs of revenue for the three and six months periods ended September 30, 1996 were $1,271,000 and $2,176,000, respectively. For the three and six month periods ended September 30, 1995, these costs were $1,168,000 and $1,884,000, respectively.

Selling, general and administrative expenses for the quarter ended September 30, 1996 were $620,000 compared to $925,000 for the same period the prior year. On a year-to-date basis, selling, general and administrative expenses were $1,716,000 compared to $1,880,000 for the same period a year earlier. This change reflects an increase in expenses necessary to support the overall increase in the Company's development contracts and internal research and development activities. This increase was more than offset by certain selling, general and administrative expenditures related to externally funded development contracts which have been classified as costs of revenue (rather than as selling, general and administrative expenses) and certain selling, general and administrative expenses that were offset by funding received under cost-sharing agreements. Indirect costs included in costs of revenue during the three and six month periods ended September 30, 1996, were $414,000 and $825,000, respectively. For the three and six month periods ended September 30, 1995, these costs were $353,000 and $635,000, respectively.

The Company's total operating expenses for the three months ended September 30, 1996 were $4,372,000 compared to $3,851,000 for the same period last year. Operating expenses for the first six months of the current fiscal year were $9,228,000 compared to $7,331,000 for the comparable period last year. The Company expects operating expenses in the last six months of fiscal 1997 to increase only slightly as compared to the first six months of fiscal 1997.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATION FOR THE
                           THREE AND SIX MONTHS ENDED

                    SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

Interest income was $309,000 in the second quarter compared to $408,000 for the same period in the previous year. For the six month periods ended September 30, 1996 and September 30, 1995, interest income was $656,000 and $830,000, respectively. This decrease primarily reflects lower cash balances available for investment as a result of cash being used to fund the Company's operations and to purchase property and equipment.

The Company expects to continue to incur operating losses for at least the next few years, as it continues to devote significant financial resources to its research and development and scale-up activities.

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

Please refer to the "Future Operating Results" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 for a discussion of certain factors that may affect the Company's future results of operation and financial condition.

Liquidity and Capital Resources
-------------------------------

At September 30, 1996 the Company had cash, cash equivalents and long-term marketable securities of $20,347,000 compared to $26,363,000 at March 31, 1996. This decrease was primarily due to the use of $5,393,000 to fund the Company's operations during this period. An additional $732,000 was used to acquire capital equipment, primarily for research and development and manufacturing.

The Company believes that several years of further development will be necessary before HTS wires are available for any significant commercial applications. Management believes that revenues from funded development contracts and the sale of prototypes and its cash, cash equivalents and long-term marketable securities and interest thereon should provide adequate funding to meet the Company's cash requirements for its planned operations for the next two to three years.

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

        None

Item 3. Defaults Upon Senior Securities
        -------------------------------

        None

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        At the Company's Annual Meeting of Stockholders held on
        September 6, 1996, the following proposals were adopted by the vote specified below:

           Proposal                      For       Withheld Authority to Vote for
           --------                      ---                All Nominees
                                                            ------------

  1.  Election of Directors

      Gregory J. Yurek                8,542,188                149,006
      Frank Borman                    8,542,538                148,656
      Peter O. Crisp                  8,542,688                148,506
      Richard Drouin                  8,542,023                149,171
      George W. McKinney, III         8,542,688                148,506
      John B. Vander Sande            8,542,188                149,006



                                         For             Against          Abstain
                                         ---             -------          -------

  2.  Approval of the 1996
      Stock Incentive Plan           4,319,851         1,549,472           18,721

  3.  Ratification of
      independent auditors           8,599,238            75,550           16,406


     Please see the Company's Proxy Statement filed with the Commission in connection with this Annual Meeting for a description of the matters voted upon.

Item 5.   Other Information
          -----------------

          None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          Exhibit 27.1  Financial Data Schedule

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       AMERICAN SUPERCONDUCTOR CORPORATION



November 13, 1996               /s/ Ramesh L. Ratan
------------------------        --------------------------------------------
Date                            Ramesh L. Ratan
                                Executive Vice President of
                                Corporate Development and
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)