Form 10-Q
period 1996-12-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 1997-02-13
CIK 880807

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   -----------


For The Quarter Ended: December 31, 1996         Commission File Number 0-19672
                       -----------------


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


                 YES  X             NO
                    -----             -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Common Stock, par value $.01 per share                  9,562,157
--------------------------------------       ----------------------------------
               Class                         Outstanding as of February 9, 1997

                       AMERICAN SUPERCONDUCTOR CORPORATION

                                      INDEX
                                      -----






                                                                      Page No.
Part I - Financial Information

     Consolidated Balance Sheets
         December 31, 1996 and March 31, 1996                             3

     Consolidated Statements of Operations
         for the three months ended
         December 31, 1996 and 1995  and the                              4
         nine months ended December  31, 1996
         and 1995

     Consolidated Statements of Cash Flows
         for the nine months ended
         December 31, 1996 and 1995                                       5

     Notes to Interim Consolidated Financial Statements                  6-7

     Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            8-10

Part II - Other Information                                              11

Signature                                                                12

                      AMERICAN SUPERCONDUCTOR CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                  ------------
                                                  December 31,        March 31,
                                                      1996              1996
                                                  ------------      -----------
                                                   (unaudited)

        ASSETS

Current assets:
   Cash and cash equivalents                      $   754,919       $ 4,104,703
   Accounts receivable                              3,729,344         1,485,628
   Notes receivable                                   476,804           607,536
   Inventory                                          780,694           779,428
   Prepaid expenses and other current assets          288,186           226,179
                                                  -----------       -----------

      Total current assets                          6,029,947         7,203,474

Property and equipment:

   Equipment                                        7,695,848         6,779,649
   Furniture and fixtures                             730,894           710,473
   Leasehold improvements                           1,717,041         1,663,806
                                                  -----------       -----------

                                                   10,143,783         9,153,928
Less: accumulated depreciation                     (6,806,673)       (5,606,374)
                                                  -----------       -----------
Property and equipment, net                         3,337,110         3,547,554


Long-term marketable securities                    16,373,775        22,257,898
Licenses, net of amortization                            --              14,574
Other assets                                            4,246             4,898
                                                  -----------       -----------

Total assets                                      $25,745,078       $33,028,398
                                                  ===========       ===========
                                                    December 31,     March 31,
                                                       1996            1996
                                                   -------------  -------------
                                                    (unaudited)

LIABILITIES AND STOCKHOLDERS - EQUITY

Current liabilities:
   Accounts payable and accrued expenses            $  1,134,634   $  1,283,558
   Advance payments-related parties                       48,445           --
   Obligation under capital lease, current portion          --            4,478
                                                    ------------   ------------

   Total current liabilities                           1,183,079      1,288,036

Obligation under capital lease, long term portion           --            8,995

Commitments                                                 --             --


Stockholders - equity:
   Common stock ($.01 par);                               95,622         94,873
     20,000,000 shares
     authorized and 9,562,157 and
     9,487,277 issued and outstanding at
     December 31, 1996 and March 31,
     1996, respectively

   Additional paid-in capital                         64,182,878     63,460,452
   Deferred compensation                                 (25,480)       (50,960)
   Deferred Contract Costs - Warrants                   (577,169)          --
   Unrealized gain (loss) on investments                 (40,008)       (61,970)
   Cumulative translation adjustment                      (1,304)         4,602
   Accumulated Deficit                               (39,072,540)   (31,715,630)
                                                    ------------   ------------
Total stockholders' equity                            24,561,999     31,731,367
                                                    ------------   ------------

Total liabilities and stockholders' equity          $ 25,745,078   $ 33,028,398
                                                    ============   ============


        The accompanying notes are an integral part of the consolidated financial statements

                       AMERICAN SUPERCONDUCTOR CORPORATION

                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)
                                                           ------------

                                                Three Months Ended                        Nine Months Ended
                                                   December 31,                              December 31,
                                            1996                 1995                 1996                 1995
                                        -----------          -----------          -----------          -----------
Revenues:
   Contract revenue                     $ 1,946,572          $   827,100          $ 4,029,449          $ 2,285,183
   Prototypes and prototype
       development contracts                415,459              447,986            1,270,582            1,593,241
                                        -----------          -----------          -----------          -----------
       Total revenues                     2,362,031            1,275,086            5,300,031            3,878,424

Costs and expenses:
   Costs of  revenue                      2,536,831            1,215,721            5,537,265            3,735,081
   Research and development               1,549,887            1,921,997            6,061,260            4,853,286
   Selling, general and
       administrative                       251,004              956,714            1,966,921            2,837,195
                                        -----------          -----------          -----------          -----------
       Total costs and expenses           4,337,722            4,094,432           13,565,446           11,425,562

Interest income                             276,648              397,500              932,892            1,227,994
Other income (expense), net                  12,974              (30,778)             (24,387)             (47,818)
                                        -----------          -----------          -----------          -----------
Net loss                                $(1,686,069)         $(2,452,624)         $(7,356,910)         $(6,366,962)
                                        ===========          ===========          ===========          ===========

Net loss per common share                    ($0.18)              ($0.26)              ($0.77)              ($0.67)
                                        ===========          ===========          ===========          ===========

Weighted average number of
   common shares outstanding              9,562,090            9,469,952            9,560,380            9,469,275
                                        ===========          ===========          ===========          ===========



                   The accompanying notes are an integral part of the
                    consolidated financial statements.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (UNAUDITED)
                                                            -----------


                                                                                Nine Months Ended
                                                                                   December 31,
                                                                            1996                1995
                                                                         ------------        ------------
Operating activities:
   Net loss                                                              $(7,356,910)        $(6,366,962)
   Adjustments to reconcile net loss to net cash from operations:
      Depreciation and amortization                                        1,222,475           1,183,602
      Stock compensation expense                                              25,480              29,664
      Gain on disposal                                                        (9,697)               --
      Changes in operating asset and liability accounts:
          Accounts receivable                                             (2,243,716)           (510,202)
          Notes receivable                                                   130,732              74,081
          Inventory                                                           (1,266)           (109,879)
          Prepaid expenses and other current assets                          (62,007)            (83,506)
          Accounts payable and accrued expenses                             (148,924)            (51,132)
          Advance payments - related parties                                  48,445            (605,851)
                                                                         -----------         -----------
Total adjustments                                                         (1,038,478)            (73,223)
                                                                         -----------         -----------
Net cash used by operating activities                                     (8,395,388)         (6,440,185)
                                                                         -----------         -----------
Investing activities:
   Purchase of property and equipment, net                                (1,004,627)           (945,260)
   (Purchase) sale of long-term marketable securities, net                 5,906,085           6,594,947
   Increase in license fees and other assets                                     652              30,177
   Payments under capital lease                                               (2,512)             (3,002)
                                                                         -----------         -----------
Net cash provided by investing activities                                  4,899,598           5,676,862
                                                                         -----------         -----------
Financing activities:
   Net proceeds from issuance of stock and warrants                          146,006              18,378
                                                                         -----------         -----------
Net cash provided by financing activities                                    146,006              18,378
                                                                         -----------         -----------
Net (decrease) in cash and cash equivalents                               (3,349,784)           (744,945)

Cash and cash equivalents at beginning of period                           4,104,703           1,467,284
                                                                         -----------         -----------
Cash and cash equivalents at end of period                               $   754,919         $   722,339
                                                                         ===========         ===========





                   The accompanying notes are an integral part of the
                    consolidated financial statements.

                       AMERICAN SUPERCONDUCTOR CORPORATION


               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                   -----------

1.   NATURE OF BUSINESS:
     -------------------

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


2.   BASIS OF PRESENTATION:
     ----------------------

     The accompanying consolidated financial statements are unaudited, except for those dated as of March 31, 1996, and have been prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended December 31, 1996 and 1995 and the financial position at December 31, 1996.

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

                       AMERICAN SUPERCONDUCTOR CORPORATION

                                   -----------

     Included in "Costs of Revenue" are research and development expenses of approximately $1,756,000 and $825,000 for the three months ended December 31, 1996 and 1995, respectively, and $3,931,000 and $2,709,000 for the nine months ended December 31, 1996 and 1995, respectively.


3.   DEFERRED CONTRACT COSTS-WARRANTS:
     ---------------------------------

     In March of 1996, the Company entered into a new strategic alliance with the Electric Power Research Institute (EPRI). Under this agreement a warrant for 100,000 shares of common stock of the Company was granted to EPRI, which will become exercisable over the five year period through March 2001. In connection with the issuance of this warrant, the Company recorded an increase to additional paid-in capital and a corresponding charge to Deferred Contract Costs of approximately $637,000 in the first quarter ended June 30, 1996. This amount will be expensed over five years. Warrant expense related to this transaction was approximately $20,000 for the three months ended December 31, 1996 and $ 60,000 for the nine months ended December 31, 1996.


4.   NET LOSS PER COMMON SHARE:
     --------------------------

     Net loss per common share is computed based upon the weighted average number of common shares outstanding.


5.   COST-SHARING AGREEMENTS:
     ------------------------

     For the nine months ended December 31, 1996 the Company received funding of $1,346,000 under Government cost-sharing agreements with Oak Ridge National Laboratory and the U.S. Department of Energy. This funding was used to directly offset research and development and selling, general and administrative expenses and to purchase capital equipment.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATION FOR THE
                           THREE AND NINE MONTHS ENDED
                     DECEMBER 31, 1996 AND DECEMBER 31, 1995


Results of Operations
---------------------

Revenues during the three months ended December 31, 1996 were $2,362,000 compared to $1,275,000 for the same period in 1995. For the nine months ended December 31, 1996, revenues were $5,300,000 as compared to $3,878,000 for the comparable period in 1995. Revenues for the three and nine month periods ended December 31, 1996 were favorably affected by an increase in work performed under the Company's collaborative research agreement with Pirelli Cavi S.p.A. This increase was partially offset by a decrease in revenues from prototype sales. For the nine months ended December 31, 1995, prototype sales included revenues from a cable wire prototype which was completed during the fiscal year ended March 31, 1996. The Company expects that the prototype revenues in future quarters will fluctuate on a quarter to quarter basis.

Inco Alloys International, Inc., one of American Superconductor's materials development partners, has decided to discontinue its participation in a joint research and development program focused on metallic precursor wire technology. Effective December 31, 1996 Inco Alloys discontinued its $1,100,000 annual funding of this program. The Company may continue to develop the metallic precursor technology which the joint program focused on.

For the third quarter and nine months ended December 31, 1996, the Company also recorded funding of $469,000 and $1,346,000, respectively, under several government cost-sharing agreements. Year to date funding includes $146,000 related to work performed last fiscal year under the U.S. Department of Energy's Superconductivity Partnership Initiative contract with Reliance Electric, a Rockwell Automation business. Funding under cost-sharing agreements for the third quarter and nine months ended December 31, 1995 was $128,000 and $938,000, respectively. The Company anticipates that a portion of its funding in the future will continue to come from cost-sharing agreements as the Company continues to develop joint programs with government agencies. Funding from cost-sharing agreements was used to offset research and development and selling, general and administrative expenses and to purchase capital equipment. In accordance with government contract accounting guidelines, funding received under cost-sharing agreements is not included in the Company's reported revenues.

For the third quarter ended December 31, 1996 costs of revenue increased to $2,537,000 from $1,216,000 for the same period a year earlier. Year-to-date costs of revenue were $5,537,000 compared to $3,735,000 for the same period last year. These increases primarily reflect an increase in costs associated with the increase in corporate research and development contract revenues, partially offset by a decrease in costs associated with prototype revenues. Costs of revenue exceeded total revenues for the three and nine months ended December 31, 1996 due to certain prototype costs exceeding their associated revenue.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATION FOR THE
                           THREE AND NINE MONTHS ENDED
                     DECEMBER 31, 1996 AND DECEMBER 31, 1995


Research and development expenses decreased to $1,550,000 during the third quarter from $1,922,000 in the third quarter of the prior year. The Company continued to scale up its internal research and development activities. However this increase was more than offset by certain research and development expenses related to externally funded development contracts which have been classified as costs of revenue (rather than as research and development expenses). For the first nine months of fiscal year 1997, research and development expenses were $6,061,000 compared to $4,853,000 for the same period last year. This increase was primarily due to the continued scale-up of the Company's internal research and development activities including the hiring of additional personnel, the purchase of materials and equipment and increases in patent processing and licensing costs. This increase was partially offset by a portion of research and development expenditures related to externally funded development contracts which has been classified as costs of revenue (rather than as research and development expenses). Research and development expenditures included as costs of revenue for the three and nine months periods ended December 31, 1996 were $1,756,000 and $3,931,000, respectively. For the three and nine month periods ended December 31, 1995, these costs were $825,000 and $2,709,000, respectively.

Selling, general and administrative expenses for the quarter ended December 31, 1996 were $251,000 compared to $957,000 for the same period the prior year. On a year-to-date basis, selling, general and administrative expenses were $1,967,000 compared to $2,837,000 for the same period a year earlier. These decreases were primarily a result of certain selling, general and administrative expenditures related to an increased level of externally funded development contracts which have been classified as costs of revenue (rather than as selling, general and administrative expenses) and certain selling, general and administrative expenses that were offset by funding received under cost-sharing agreements. Such indirect costs included in costs of revenue during the three and nine month periods ended December 31, 1996, were $781,000 and $1,606,000, respectively. For the three and nine month periods ended December 31, 1995, these costs were $391,000 and $1,026,000, respectively.

The Company's total operating expenses for the three months ended December 31, 1996 were $4,338,000 compared to $4,094,000 for the same period last year. Operating expenses for the first nine months of the current fiscal year were $13,565,000 compared to $11,426,000 for the comparable period last year.

Interest income was $277,000 in the third quarter compared to $398,000 for the same period in the previous year. For the nine month periods ended December 31, 1996 and December 31, 1995, interest income was $933,000 and $1,228,000, respectively. This decrease primarily reflects lower cash balances available for investment as a result of cash being used to fund the Company's operations and to purchase property and equipment.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATION FOR THE
                           THREE AND NINE MONTHS ENDED
                     DECEMBER 31, 1996 AND DECEMBER 31, 1995

The Company expects to continue to incur operating losses for at least the next few years, as it continues to devote significant financial resources to its research, development and scale-up activities.

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


Liquidity and Capital Resources
-------------------------------

At December 31, 1996 the Company had cash, cash equivalents and long-term marketable securities of $17,129,000 compared to $26,363,000 at March 31, 1996. This decrease was primarily due to the use of $8,395,000 to fund the Company's operations during this period. An additional $1,005,000 was used to acquire capital equipment, primarily for research and development and manufacturing.

The Company believes that several years of further development will be necessary before HTS wires are available for any significant commercial applications. Management believes that revenues from funded development contracts and the sale of prototypes and its cash, cash equivalents and long-term marketable securities and interest thereon should provide adequate funding to meet the Company's cash requirements for its planned operations for approximately two years.

To date, inflation has not had a material impact on the Company's financial results.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                                     PART II

                                OTHER INFORMATION

                                   -----------


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

                                   -----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       AMERICAN SUPERCONDUCTOR CORPORATION




February 13, 1997                   /s/ Ramesh L. Ratan
------------------------            --------------------------------------------
Date                                Ramesh L. Ratan
                                    Executive Vice President of
                                    Corporate Development and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)