Form 10-K/A
period 1996-03-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 1997-03-10
CIK 880807

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

For the Year Ended March 31, 1996

COMMISSION FILE NO. 0-19672

                       AMERICAN SUPERCONDUCTOR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                       04-2959321
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

Two Technology Drive, Westborough, Massachusetts               01581
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: (508) 836-4200

Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                      ----

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X                       No
                      -----                        -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     On April 30, 1996, the aggregate market value of voting Common Stock held by nonaffiliates of the registrant was $125,214,587.50, based on the closing price of the Common Stock on the Nasdaq National Market on April 30, 1996.

     Number of shares of Common Stock outstanding as of June 21, 1996 was 9,558,457.

                       Documents Incorporated By Reference
                       -----------------------------------

          Document                                           Form 10-K Part
          --------                                           --------------

Definitive Proxy Statement with                                 Part III
respect to the Annual Meeting of
Stockholders for the fiscal year
ended March 31, 1996, to be filed
with the Securities and Exchange
Commission by July 29, 1996

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
         ----------------------------------------------------------------

     Item 14(c) to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 is hereby amended and restated in its entirety as set forth below.

     (a) The following documents are filed as APPENDIX B hereto and are included as part of this Annual Report on Form 10-K.

          Financial Statements:

               Report of Independent Accountants
               Consolidated Balance Sheets
               Consolidated Statements of Operations
               Consolidated Statements of Cash Flows
               Consolidated Statements of Changes in Stockholders' Equity Notes to Consolidated Financial Statements

     (b) The Company is not filing any financial statement schedules as part of this Annual Report on Form 10-K because they are not applicable or the required information is included in the financial statements or notes thereto.

     (c) The list of Exhibits filed as a part of this Annual Report on Form 10-K are set forth on the Exhibit Index immediately preceding such Exhibits, and is incorporated herein by reference.

     (d)  Reports on Form 8-K.
          -------------------

     No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended March 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A amending its annual report on Form 10-K for the fiscal year ended March 31, 1996 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMERICAN SUPERCONDUCTOR CORPORATION



                                       By: /s/ Ramesh L. Ratan
                                          --------------------------------------
                                       Ramesh L. Ratan,
                                          Executive Vice President,
                                          Corporate Development,
                                          Chief Financial Officer and Secretary


                                       Date: March 7, 1997

                                              EXHIBIT INDEX

 Exhibit No.                                      Description                                     Page No.
 -----------                                      -----------                                     --------
    3.1**      -Restated Certificate of Incorporation of the
                 Registrant....................................................................
    3.2*       -By-laws of the Registrant, as amended to date..................................
    4.1*       -Specimen Certificate for shares of Common Stock,
                 $.01 par value, of the Registrant.............................................
 $$10.1*       -1987 Stock Plan................................................................
 $$10.2*       -1991 Director Stock Option Plan................................................
 $$10.3*       -Employment Agreement dated as of December 4, 1991
                 between the Registrant and Gregory J. Yurek...................................
 $$10.4*       -Employment Agreement dated as of December 4, 1991
                 between the Registrant and Alexis P. Malozemoff...............................
   10.5*       -Form of Employee Nondisclosure and
                 Developments Agreement........................................................
 $$10.6*       -Employee Nondisclosure and Developments Agreement
                 dated as of December 26, 1990 between
                 the Registrant and Alexis P. Malozemoff.......................................
 $$10.7*       -Noncompetition Agreement dated as of July 10,
                 1987 between the Registrant and John Vander
                 Sande.........................................................................
  $10.8*       -License Agreement between the Registrant and
                 MIT dated as of July 6, 1987..................................................
  $10.9*       -License Agreement between the Registrant and
                 MIT dated as of January 31, 1989..............................................
  $10.10*      -License Agreement dated as of August 1, 1991...................................
  $10.11*      -License Agreement dated as of September 1, 1991................................
  $10.12**     -Second Amendment dated as of January 27, 1992 between
                 the Registrant and MIT amending the License Agreement
                 dated as of July 6, 1987 between
                 the Registrant and MIT........................................................
  $10.13***    -Technology Development and Patent Licensing
                 Agreement dated October 7, 1992 among the
                 Registrant and Electricity Corporation of
                 New Zealand Limited and Industrial Research
                 Limited.......................................................................
 $$10.14***    -Employment Agreement dated as of December 31,
                 1992 between American Superconductor
                 Europe GmbH and Dr. Gero Papst................................................
   10.15***    -Lease dated March 9, 1993 between CGLIC on
                 Behalf of its Separate Account R, as Landlord,
                 and the Registrant............................................................
   10.16+      -First Amendment to Lease between CGLIC, on Behalf of its
                 Separate Account R, as Landlord, and the Registrant, as
                 Tenant dated October 27, 1993.................................................
 $$10.17***    -1993 Stock Option Plan.........................................................

  $10.18****   -Contract between the Registrant and the Naval Research
                 Laboratory dated as of July 27, 1993..........................................
   10.19++     -Agreement dated January 1, 1994 between Pirelli Cavi S.p.A.
                 and the Registrant............................................................
$$$10.20       -Agreement between Pirelli Cavi S.p.A. and American Superconductor
                 Corporation, dated October 1, 1995
  $10.21++     -Technology Development and Patent Licensing Agreement, First
                 Amendment dated August 7, 1993 among the Registrant and
                 Electricity Corporation of New Zealand and Industrial
                 Research Limited..............................................................
  $10.22*      -Research and Development Agreement dated May 25, 1990 between
                 Inco Alloys International, Inc. ("Inco") and the Registrant
                 (the "Inco Agreement")........................................................
   10.23***    -Letter Agreement relating to the extension of the Inco
                 Agreement dated as of May 11, 1993 between Inco and the
                 Registrant....................................................................
$$$10.24       -Research and Development Agreement between Inco Alloys
                 International and American Superconductor Corporation, dated  January 1,
                 1996
  $10.25+++    -Amendment to Research and Development Agreement dated as of
                 March 1, 1994 by and between the Registrant and Inco
   10.26+++    -Subcontract Agreement effective as of September 30, 1993 by and between the Registrant and Reliance Electric Company
  $10.27#      -Fourth Amendment, dated May 15, 1995, to the Exclusive
                 License Agreement between the Registrant and MIT dated
                 July 6, 1987
 $$10.28#      -1994 Director Stock Option Plan
 $$10.29##     -1996 Stock Incentive Plan
$$$10.30       -Management Agreement between Electric Power Research Institute, Inc. and
                 American Superconductor Corporation, effective January 1, 1996
$$$10.31       -Technology License Agreement between Electric Power Research Institute,
                 Inc. and American Superconductor Corporation, effective January 1, 1996
$$$10.32         Warrant granted to Electric Power Research Institute, Inc. by American
                 Superconductor Corporation, dated March 26, 1996.
 $$10.33##     -Consulting Agreement dated as of January 1, 1996 between the Registrant and John Vander Sande
 $$10.34##     Consulting Agreement dated as of May 1, 1996 between the Registrant and
                 Frank Borman.
 $$10.35##     Consulting Agreement dated as of October 1, 1995 between the Registrant and Richard Drouin.
   21.1***     -Subsidiaries
   23.1        -Consent of Coopers & Lybrand L.L.P.

------------------
    *  Incorporated by reference to Exhibits to the Registrant's Registration Statement
       on Form S-1 (File No. 33-43647).

                                     -4-

** Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K filed with the Commission on June 29, 1992.

*** Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K filed with the Commission on June 29, 1993.

**** Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 filed with the Commission on August 16, 1993.

+ Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993 filed with the Commission on January 26, 1994.

++ Incorporated by reference to Exhibits to Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q/A for the quarter ended December 31, 1993 filed with the Commission on March 28, 1994.

+++ Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K filed with the Commission on June 29, 1994.

# Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K filed with the Commission on June 29, 1995.

## Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K filed with the Commission on June 28, 1996.

$ Confidential treatment previously requested and granted with respect to certain portions, which portions were omitted and filed separately with the Commission.

$$ Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

$$$ Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Commission with this Annual Report on Form 10-K.