Form 10-K/A
period 1996-03-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 1997-05-21
CIK 880807

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                          AMENDMENT NO. 2 TO FORM 10-K

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

                       Documents Incorporated By Reference
                       -----------------------------------

                  Document                             Form 10-K Part
                  --------                             --------------

Definitive Proxy Statement with respect to                Part III
the Annual Meeting of Stockholders for the fiscal year ended March 31, 1996, to be filed with the Securities and Exchange
Commission by July 29, 1996

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         Item 14(c) to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 is hereby amended and restated in its entirety as set forth below.

         (a) The following documents were filed as Appendix B to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and are incorporated herein by reference.

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


                                              AMERICAN SUPERCONDUCTOR
                                                CORPORATION



                                              By: /s/ Ramesh L. Ratan
                                                  ------------------------------
                                              Ramesh L. Ratan,
                                                Executive Vice President,
                                                Corporate Development,
                                                Chief Financial Officer and
                                                 Secretary


                                              Date:  May 20, 1997

                                             EXHIBIT INDEX

Exhibit No.                   Description                                                    Page No.
-----------                   -----------                                                    --------

    3.1**         -Restated Certificate of Incorporation of the
                      Registrant............................................................
    3.2*          -By-laws of the Registrant, as amended to date............................
    4.1*          -Specimen Certificate for shares of Common Stock,
                       $.01 par value, of the Registrant....................................
 $$10.1*          -1987 Stock Plan..........................................................
 $$10.2*          -1991 Director Stock Option Plan..........................................
 $$10.3*          -Employment Agreement dated as of December 4, 1991
                       between the Registrant and Gregory J. Yurek..........................
 $$10.4*          -Employment Agreement dated as of December 4, 1991
                       between the Registrant and Alexis P. Malozemoff......................
    10.5*         -Form of Employee Nondisclosure and
                       Developments Agreement...............................................
 $$10.6*          -Employee Nondisclosure and Developments Agreement
                       dated as of December 26, 1990 between
                       the Registrant and Alexis P. Malozemoff..............................
 $$10.7*          -Noncompetition Agreement dated as of July 10,
                       1987 between the Registrant and John Vander
                       Sande................................................................
  $10.8*          -License Agreement between the Registrant and
                       MIT dated as of July 6, 1987.........................................
  $10.9*          -License Agreement between the Registrant and
                       MIT dated as of January 31, 1989.....................................
  $10.10*         -License Agreement dated as of August 1, 1991.............................
  $10.11*         -License Agreement dated as of September 1, 1991..........................
  $10.12**        -Second Amendment dated as of January 27, 1992
                       between the Registrant and MIT amending the License
                       Agreement dated as of July 6, 1987 between
                       the Registrant and MIT...............................................
  $10.13***       -Technology Development and Patent Licensing
                      Agreement dated October 7, 1992 among the
                      Registrant and Electricity Corporation of
                      New Zealand Limited and Industrial Research
                      Limited...............................................................
 $$10.14***       -Employment Agreement dated as of December 31,
                      1992 between American Superconductor
                      Europe GmbH and Dr. Gero Papst........................................
   10.15***       -Lease dated March 9, 1993 between CGLIC on
                      Behalf of its Separate Account R, as Landlord,
                      and the Registrant....................................................

   10.16+         -First Amendment to Lease between CGLIC, on Behalf of its
                      Separate Account R, as Landlord, and the Registrant, as
                      Tenant dated October 27, 1993.........................................
 $$10.17***       -1993 Stock Option Plan...................................................
  $10.18****      -Contract between the Registrant and the Naval Research
                      Laboratory dated as of July 27, 1993..................................
   10.19++        -Agreement dated January 1, 1994 between Pirelli Cavi S.p.A.
                      and the Registrant....................................................
$$$10.20###       -Agreement between Pirelli Cavi S.p.A. and American Superconductor
                      Corporation, dated October 1, 1995
  $10.21++        -Technology Development and Patent Licensing Agreement, First
                      Amendment dated August 7, 1993 among the Registrant and
                      Electricity Corporation of New Zealand and Industrial
                       Research Limited.....................................................
  $10.22*         -Research and Development Agreement dated May 25, 1990 between
                      Inco Alloys International, Inc. ("Inco") and the Registrant
                      (the "Inco Agreement")................................................
   10.23***       -Letter Agreement relating to the extension of the Inco
                      Agreement dated as of May 11, 1993 between Inco and the
                      Registrant............................................................
$$$10.24###       -Research and Development Agreement between Inco Alloys
                      International and American Superconductor Corporation, dated
                      January 1, 1996.......................................................
  $10.25+++       -Amendment to Research and Development Agreement dated as of
                      March 1, 1994 by and between the Registrant and Inco..................
   10.26+++       -Subcontract Agreement effective as of September 30, 1993 by and between the Registrant and Reliance Electric Company
  $10.27#         -Fourth Amendment, dated May 15, 1995, to the Exclusive
                      License Agreement between the Registrant and MIT dated
                      July 6, 1987
 $$10.28          -1994 Director Stock Option Plan..........................................
 $$10.29##        -1996 Stock Incentive Plan................................................
$$$10.30###       -Management Agreement between Electric Power Research Institute, Inc.
                      and American Superconductor Corporation, effective January 1, 1996
$$$10.31###       -Technology License Agreement between Electric Power Research
                      Institute, Inc. and American Superconductor Corporation, effective
                      January 1, 1996.......................................................
   10.32###       -Warrant granted to Electric Power Research Institute, Inc. by American
                      Superconductor Corporation, dated March 26, 1996......................
 $$10.33##        -Consulting Agreement dated as of January 1, 1996 between the
                      Registrant and John Vander Sande......................................
 $$10.34##        Consulting Agreement dated as of May 1, 1996 between the Registrant and Frank Borman......................................................
 $$10.35##        Consulting Agreement dated as of October 1, 1995 between the
                      Registrant and Richard Drouin.........................................

   21.1***        -Subsidiaries.............................................................
   23.1           -Consent of Coopers & Lybrand L.L.P.......................................

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

+++ Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K filed with the Commission on June 29, 1994.

# Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K filed with the Commission on June 29, 1995.

## Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K filed with the Commission on June 28, 1996.

### Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K/A filed with the Commission on March 10, 1997.

$ Confidential treatment previously requested and granted with respect to certain portions, which portions were omitted and filed separately with the Commission.

$$ Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

$$$ Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Commission with Amendment No. 1 to Registrant's Annual Report on Form 10-K/A.