Form 10-K
period 1997-03-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 1997-06-30
CIK 880807

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the Fiscal Year Ended March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Transition Period from _______________ to ________________

                           COMMISSION FILE NO. 0-19672

                       AMERICAN SUPERCONDUCTOR CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                    04-2959321
(State or other jurisdiction of     (I.R.S. Employer Identification Number)
incorporation or organization)

Two Technology Drive, Westborough, Massachuetts           01581
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (508) 836-4200

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

             Yes __X__                           No _____

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      On April 30, 1997, the aggregate market value of voting Common Stock held by nonaffiliates of the registrant was $105,103,725, based on the closing price of the Common Stock on the Nasdaq National Market on April 30, 1997.

      Number of shares of Common Stock outstanding as of June 20, 1997 was 11,575,266.

                       Documents Incorporated By Reference

Document                                                    Form 10-K Part
--------                                                    --------------
Definitive Proxy Statement with                                 Part III
respect to the Annual Meeting of
Stockholders for the fiscal year
ended March 31, 1997, to be filed
with the Securities and Exchange
Commission by July 29, 1997

                                TABLE OF CONTENTS

ITEM                                                                    PAGE
----                                                                    ----
                                     PART I
 1.         Business                                                     2
 2.         Properties                                                  19
 3.         Legal Proceedings                                           19
 4.         Submission of Matters to a Vote of Security Holders         19

                                     PART II

 5.         Market for Registrant's Common Stock and Related
                  Stockholder Matters                                   21
 6.         Selected Financial Data                                     21
 7.         Management's Discussion and Analysis of Financial
                  Conditions and Results of Operations                  22
 8.         Financial Statements and Supplementary Data                 22
 9.         Changes and Disagreements with Accountants on
                  Accounting and Financial Disclosure                   22

                                    PART III

10.         Directors and Executive Officers of the Registrant          23
11.         Executive Compensation                                      23
12.         Security Ownership of Certain Beneficial Owners and
                  Management                                            23
13.         Certain Relationships and Related Transactions              23

                                     PART IV

14.         Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K                                           23

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, the statements under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and located elsewhere herein regarding industry prospects and the Company's results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management's current expectations and are inherently uncertain. The important factors discussed below under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Future Operating Results," among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Investors are warned that actual results may differ from management's expectations.


ITEM 1.  BUSINESS

      American Superconductor Corporation (the "Company") develops and commercializes high temperature superconductor ("HTS") wires, wire products and systems, including current leads, multistrand conductors, electromagnetic coils and electromagnets, and subsystems comprising electromagnetic coils integrated with appropriate cooling systems. The focus of the Company's development and commercialization efforts is on electrical equipment for use by electric utilities and industrial users of electrical power. For large-scale applications, the Company's development efforts are focused on power transmission cables, motors, transformers, generators and fault current limiters. In the area of power quality, the Company is focused on marketing and selling commercial, low temperature superconducting magnetic energy storage ("SMES") devices, on development and commercialization of new SMES products, and on development of power electronic subsystems and engineering services for the power quality marketplace.

      In April 1997, the Company acquired Superconductivity, Inc. ("SI"), a manufacturer of low temperature SMES products. The Company believes that this acquisition provides the Company with a strong presence in the power quality market. The Company plans to expand sales and manufacturing capacity for the existing SI family of low temperature superconductor ("LTS") SMES products and intends to convert these products to HTS SMES products in the future. The Company also plans to incorporate HTS current leads into the SI family of LTS SMES products in order to improve the efficiency of operation of the LTS SMES products and to reduce the manufacturing costs. Over the next two years the Company plans a number of development programs to expand the SI family of LTS SMES products. The Company has had under development certain cryocooled power electronics subsystems. While the Company plans to continue to develop cryocooled power electronics subsystems for military applications under government contracts, the Company plans to refocus most of its power electronics development efforts and resources on power electronics for SMES products.

      Superconductors lose all resistance to the flow of direct electrical current and nearly all resistance to the flow of alternating electrical current when cooled below a "critical" temperature, which is different for each superconducting material. Superconducting wires provide significant advantages over conventional wires because superconducting wires conduct electricity with little or no energy loss, and therefore can transmit much larger amounts of electricity than conventional wires of the same size.

      The following graph illustrates the loss of resistance of a superconducting material at the critical temperature:




[Graph depicting increase in resistance in a Silver Sheathed Bismuth-based Copper Oxide Superconductor from .0000025 to .00001 as temperature increases from 100K (-280(degree) Fahrenheit) to 300K (80(degree)Fahrenheit)]


      It is anticipated that HTS wires and wire products, if successfully developed, could be used in a wide spectrum of electric power systems, including power transmission cables, large-scale electric motors, transformers, electric generators, fault current limiters and SMES devices; and in a wide range of high field electromagnet systems, including magnetic resonance imaging ("MRI") medical systems, magnetic separation equipment, and magnetically levitated transportation systems. There can be no assurance, however, that commercial uses of HTS wires and wire products will ever be practical.

      LTS products are currently used in a number of applications targeted by the Company. For example, the Company believes that MRI diagnostic equipment currently represents the single largest commercial use of LTS materials. LTS materials are also used in SMES units and magnetic separation equipment. LTS products have been under development since the early 1960s and LTS technology is relatively mature as compared with HTS technology. However, commercial acceptance of LTS products in other power applications has been significantly limited by the cooling requirements of LTS materials. LTS materials generally require costly cooling by liquid helium at nearly the absolute zero temperature or cooling by cryocoolers generating at up to 10K Kelvin ("K") (-441(degree) Fahrenheit).

      HTS wires maintain their superconductivity at higher temperatures than LTS wires and can be cooled with liquid nitrogen or closed-cycle refrigerators at temperatures above 20K (-423(degree) Fahrenheit), which are much less expensive and easier to utilize than liquid helium. Closed-cycle refrigerators operate in much the same way as household refrigerators, but because of their lower operating temperature they are substantially more complicated to build and maintain. It is anticipated by the Company that specially designed closed-cycle refrigerators can be used to cool HTS electromagnetic coils. Closed-cycle refrigerators are not expected to be usable to cool power cables; it is presently anticipated that HTS power cables would be cooled by maintaining liquid nitrogen within hollow cores of an HTS cable, much the same as oil is now maintained within the cores of some conventional underground power cables. It is anticipated that HTS transformers would be cooled by submerging the coils in liquid nitrogen. The liquid nitrogen acts both as a coolant and a dielectric. Therefore, while HTS products may replace or compete with LTS products in certain applications in which LTS products are currently used, the Company believes that the less demanding cooling requirements of HTS materials will permit their use in a broad range of applications not currently available to LTS products.

      The Company has produced and sold prototype HTS electromagnetic coils and multistrand conductors for use in several development and demonstration programs. Nevertheless, significantly better strength, flexibility, and electrical performance must be achieved, over longer wire lengths, for commercial applications of HTS wire and wire products to be realized. Despite the advances being made, to date neither the Company nor, to the Company's knowledge, any other company has produced HTS wires in commercial quantities, and substantial barriers to commercialization continue to exist.

      The Company's strategy is to develop these products through a combination of Company-, customer-, and government-sponsored programs, as well as through other research programs and to market these products through strategic partners or directly through its sales and marketing organization. The Company has established research arrangements with several U.S. National Laboratories and with Superlink Joint Venture of New Zealand, a joint venture organized by Industrial Research Limited and Electricity Corporation of New Zealand ("Superlink"), and is currently a party to development contracts with several U.S. government agencies to build prototype HTS electromagnetic coils. The Company has sold several prototype HTS products to private-sector companies, including HTS wires to ABB Secheron SA ("ABB") and Pirelli Cable Corporation and HTS motor coils to Rockwell Automation. In addition, the Company has collaborative research and development agreements with a number of companies, including without limitation Pirelli Cavi S.p.A. ("Pirelli") and the Electric Power Research Institute, Inc. ("EPRI"). Ultimately, if the Company is successful in developing HTS wires for commercial applications, the Company intends to introduce and market large-scale power products through strategic partners, and to introduce and market, directly through the Company's sales and marketing organization or through distributors, products in the power quality area, magnet coils and current leads. Currently, the Company has an exclusive distribution agreement with ESKOM, the largest utility in South Africa, to distribute the SI SMES products in South Africa.

SUPERCONDUCTIVITY

      A superconductor is a perfect conductor of electricity; it carries direct current with 100% efficiency since no energy is dissipated by resistive heating. Once induced in a superconducting loop, direct current can literally flow undiminished forever. Superconductors can also conduct alternating current, but with some slight dissipation of energy.

      Three conditions must be met for superconducting materials to exhibit superconducting behavior:

                  -- The material must be cooled below a characteristic
            temperature known as its superconducting transition or critical temperature (Tc);

                  -- The current passing through a given cross-section of the material must be below a characteristic level known as the critical current density (Jc); and

                  -- The magnetic field to which the material is exposed must be below a characteristic value known as the critical magnetic field
            (Hc).

      These conditions are interdependent, and define the environmental operating conditions for the superconductor.

      The initial discovery of superconductive materials was made in 1911. Before 1986, the critical temperatures for all known superconductors did not exceed 23 Kelvin (23K or -418(degree) Fahrenheit; 0K is absolute zero, or -459(degree) Fahrenheit). The use of superconductivity has not been practical for widespread commercial applications principally because commercially available superconductors (i.e., LTS materials) are made superconductive only when these materials are cooled to near 0K. Although it is technologically possible to cool LTS materials to a temperature at which they become superconductive, broad commercialization of LTS materials has been inhibited by the high cost associated with the cooling process. For example, liquid helium, which can be used to cool materials to about 4K (-452(degree) Fahrenheit), and which has been commonly used to cool LTS materials, is expensive and difficult to use.

      In 1986, a breakthrough in superconductivity occurred when two scientists, Dr. K. Alex Muller, who is currently a consultant to the Company, and Dr. J. Georg Bednorz, at an IBM laboratory in Zurich, Switzerland identified a ceramic oxide compound which was shown to be superconductive at 36K (-395(degree) Fahrenheit). This discovery earned them the Nobel Prize for Physics in 1987. A series of related ceramic oxide compounds which have higher critical temperatures were subsequently discovered.

THE COMPANY'S HTS DEVELOPMENT

      The Company was organized in 1987, following research at the Massachusetts Institute of Technology ("MIT") relating to the fabrication of high temperature superconductors from ceramic oxides using a process called the metallic precursor process. See "-- HTS Wire Production Processes." The principal researchers at MIT were Gregory J. Yurek, the Company's Chairman, President and Chief Executive Officer and at the time a professor at MIT, and John Vander Sande, a professor at MIT and a director of and consultant to the Company. MIT filed the patent application on the results of this research and then granted the Company a license under such patent application in return for license fees and shares of the Company's Common Stock. See "-- Patents, Trade Secrets and Licenses, Patents and the Processing of HTS Materials." Since its inception, the Company's efforts have been directed towards the development of HTS wire and its applications, primarily in the electric power sector, including electric utilities and industrial users of electric power. In late 1987 the Company developed its first length of current-carrying HTS wire. In 1989 the Company added electromagnetic coils, electromagnets and multistrand conductors to its development program, and in December 1989 the Company sold its first prototype coil to a commercial customer. Since commencing operations in 1987, the Company has been able to significantly increase both the length and the current-carrying capacity of its HTS wires as well as the magnetic field strength generated by its HTS electromagnetic coils.

      The Company has chosen to focus on HTS wires and HTS wire products (rather than HTS electronics applications) because it believes that HTS wires and wire products offer the largest potential commercial market in the HTS field. See "-- Markets." The Company is not devoting any efforts to the discovery of new HTS materials (although in both its internal development program and its collaborative program with Superlink the Company is exploring certain materials for use in HTS wires). The Company primarily focuses on processing the most promising of the HTS materials available into wires and from these wires, manufacturing components and subsystems, such as multistrand conductors, electromagnetic coils and electromagnets. In most cases, higher level integration is performed in collaboration with or by the Company's customers and/or strategic partners.

      The Company has obtained patent licenses for a number of HTS materials. The Company may be required to obtain licenses with respect to other known HTS materials. In addition, as new HTS materials are discovered, the Company expects that patent or other proprietary rights will be asserted with respect to such materials, and that the Company may be required to obtain licenses for the use of such materials. While the Company is optimistic that it will be able to obtain such licenses on commercially reasonable terms, there can be no assurance of this. See "-Patents, Trade Secrets and Licenses -- Patents and the Choice of HTS Materials." Furthermore, the Company's ability to apply its current wire processing and component and subsystem manufacturing processes to newly discovered HTS materials will depend on the nature of the materials, although the Company believes that its manufacturing processes are sufficiently generic that they can be adapted to newly discovered HTS materials.

HTS WIRE PRODUCTION PROCESSES

      The Company produces HTS wires by a variety of techniques. The principal technique involves deformation processing, which is in some respects closely analogous to the technique used in the existing metal wire industry. In this approach a metal tube, typically silver, is packed with a precursor powder and sealed to form a "billet." The billet is then deformed into a wire shape by a variety of classical deformation processing techniques: extrusion, wire-drawing, multifilamentary bundling and rolling. Finally, the wire is heat-treated to transform the precursor powder inside the wire into a high-temperature superconductor. The resulting multifilamentary composite structure, consisting of many fine superconducting filaments imbedded in a metal matrix, is considered by the Company to be a preferred method of achieving flexibility and durability in its wires and wire products. This composite structure is the subject of a patent owned by MIT, based on work by Dr. Yurek and Dr. Vander Sande, which patent is licensed to the Company on an exclusive basis until 1998. The Company has the option to extend the exclusive period until 2010 under certain conditions. See "-- Patents, Trade Secrets and Licenses."

      The Company has pursued two basic approaches to the deformation processing of silver-sheathed, powder-in-tube, multifilamentary composite wires. They differ principally in the type of powder that is packed into the silver billet. One, referred to as the oxide-powder-in-tube or "OPIT" process, involves the use of oxide powders. The Company is presently focused primarily on the OPIT process and has established a pilot manufacturing line using this method. The pilot line has produced sufficient lengths of wire with sufficient performance to enable the Company to use the wire in prototype electromagnetic coils and multistrand conductors.

      In the alternative technique for making multifilamentary wires, referred to as the metallic precursor or "MP" process, metallic (rather than oxide) powders are packed into the silver billet. The metallic powder is an alloy of the metal elements in the ceramic superconducting compound, which is formed in a subsequent step in this process. With metals packed into the billet, deformation occurs in the generally more ductile metallic state, analogous to standard deformation of metal wires such as copper. During heat treatment in the MP process, oxygen is transported through the silver sheath to oxidize the metal powder and then the resulting oxides react to form the superconductor. The metallic precursor used in the MP process is easier to deform than the ceramic precursor used in the OPIT process, permitting a larger number of finer filaments and hence higher flexibility and durability. Promising results have been demonstrated at the Company using the MP process, especially in the wire's flexibility and durability, although the critical current density is at present lower than that achieved by the OPIT process. The MP process has the potential to displace the OPIT process used by the Company and its competitors if current density can be improved. Inco Alloys International, Inc. has terminated an earlier agreement with the Company which had helped support this development, and work on MP at the Company now continues at a lower level, with the expectation of a longer term impact. The MP process has been patented by MIT, based on work by Dr. Yurek and Dr. Vander Sande, and licensed to the Company on an exclusive basis until 1998. The Company has an option to extend the exclusive period until 2010 under certain conditions. See "-- Patents, Trade Secrets and Licenses."

      Precise control of initial composition, heat-treatment temperatures and their interplay with the deformation are required to obtain the best superconducting performance of the wire material. The Company may be required to obtain additional patent licenses in order to practice certain aspects of both processes. While the Company is optimistic that it will be able to obtain such licenses on commercially reasonable terms, there can be no assurance of this. See "-- Patents, Trade Secrets and Licenses."

      Within the past few years, very high levels of current carrying performance have been reported in small laboratory samples of "coated conductors," which are comprised of a thick film of HTS material deposited on a flexible substrate, typically with an intermediate buffer layer. One variation of this process is called IBAD, or ion beam assisted deposition. In this process, thick films of HTS material are deposited on an aligned buffer layer (the IBAD layer) which is placed on a flexible substrate. This process improves the alignment of the HTS thick films and consequently their electrical performance. Initially developed by Fujikura Ltd. ("Fujikura"), the Company believes that this process has been significantly improved by Los Alamos National Laboratory. Another variant of this process, called deformation texturing of substrates, has been developed by Toshiba and significantly improved by Oak Ridge National Laboratory. The

Company has studied both processes and believes that these processes have the potential to be future processes for manufacturing HTS wire with high current carrying capacity. However, only short wire samples are now being fabricated at high-performance levels and it is still uncertain whether these processes can be used for cost-effective manufacturing on a larger scale. The Company is pursuing the development of these processes in collaboration with EPRI, Los Alamos National Laboratory, Massachusetts Institute of Technology and other organizations. There can be no assurance, however, that the Company will succeed in developing this technology for commercial use or, if necessary, obtain licenses for these processes on commercially reasonable terms.

STATUS OF HTS WIRE DEVELOPMENT

      During the last several years considerable progress in the development of HTS wire has occurred, both at the Company and at other institutions and companies worldwide. There remain, however, significant technical problems that must be overcome before HTS wires can be produced in commercial amounts for the full range of potential applications. The critical current density of long wire lengths has been increased significantly during the past fiscal year. However, it must be increased further from present levels to higher levels already demonstrated on short-length research samples. In addition, the mechanical properties of the wire must be adequate to permit it to be wound in a variety of shapes to create multistrand conductors, electromagnetic coils and electromagnets without loss of the wire's critical current density during winding. The wire must also withstand forces arising from the interplay of its own current with a surrounding magnetic field. For alternating current magnet and coil applications, special conductor architectures must be developed.

      The HTS wires used in the electromagnetic coils, electromagnets and multistrand conductors must have critical current densities in the superconducting filament of the wires (excluding any metal sheathing, strengthening members, etc.) in the range of 30,000 to 100,000 Amperes per square centimeter (A/cm2) in the magnetic field required for the application. Most applications will require magnetic fields in the range of 0.1 to 5 Tesla (a typical LTS magnet in an MRI system operates at about 0.5 to 1.5 Tesla; a kitchen magnet typically has a magnetic field of less than 0.05 Tesla).

      Research samples of HTS wires have already exhibited sufficient current density in very high magnetic fields to enable applications to be developed. The Company has reported that short lengths of multifilamentary HTS wires (typically one centimeter) produced on a laboratory scale have filament critical current densities of 100,000 A/cm2 in a magnetic field of up to 3 Tesla at 20K (-423(degree) Fahrenheit). The challenge is to produce cost effective wires with these electrical properties by high-volume manufacturing processes in long lengths (typically greater than 10,000 feet) and with the flexibility, strength and durability required to fabricate and utilize multistrand conductors, electromagnetic coils and electromagnets in end-use applications.

      The Company has made considerable progress in achieving these combined goals; it has achieved filament critical current density of 12,700 A/cm2 at 77K (-321(degree) Fahrenheit) in zero applied magnetic field in wires 3,800 feet long with sufficient flexibility to allow winding of electromagnetic coils with 1.25 inch inner diameters. The Company routinely manufactures wire in several hundred-foot lengths with over 16,500 A/cm2 at 77K. An earlier generation of the Company's wires were incorporated into a number of demonstration products. During the fiscal year, Pirelli Cavi S.p.A built and demonstrated a 50 meter cable conductor that carried 3,300 amps of current. Rockwell built and demonstrated a 280 hp HTS motor utilizing the rotor coils built and delivered by the Company. The Company's wire was also incorporated into an HTS transformer prototype built by Asea Brown Boveri, which was recently installed in a grid and is now providing power for the headquarters of the electric utility of Geneva, Switzerland during a test period of several months. However, considerable progress is still required to meet the commercial needs of electric power and high-field magnet customers. The Company believes that several years of further development will be necessary before HTS wires and wire products are available for significant commercial end-use applications, although HTS wires of sufficient performance are now available for the Company's commercial current lead product and laboratory magnets.

      In addition to the technical hurdles described above, there are energy losses when alternating current is employed in a superconductor (as opposed to the zero loss that occurs when the superconductor carries direct current), and it has been established in LTS wires that these losses can be reduced in a multifilamentary configuration. While the Company has produced prototype multifilamentary composite wires, the superconducting and mechanical properties of such wires must be improved before they can be used for commercial alternating current magnet applications. The Company has started a program to develop wires specifically for these applications. However, there can be no assurance that the Company will succeed in developing this technology for commercial use, or if necessary, obtain licenses for these processes on commercially reasonable terms.

THE COMPANY'S HTS COIL, MAGNET, CONDUCTOR AND CRYOINTEGRATION DEVELOPMENT

      Simultaneously with its development of HTS wires, the Company is engaged in the development of electromagnetic coils, electromagnets and alternating current cables using these wires, and the integration of these products with related cooling systems (known as "cryointegration"). Electromagnetic coils are wire-wound structures such as those used in the rotors or stators of electric motors; electromagnets are coils used to produce a magnetic field, such as that required for magnetic resonance imaging. Alternating current cables are bundles of HTS wires woven together to form a long conducting body, such as that needed for alternating current applications such as power transformers.

      The Company's HTS prototype coils, electromagnets and conductors are made from multifilamentary wires. This form of wire, which is more flexible and durable than single filament wires that contain the same amount of superconductor, can permit winding with no further high temperature heat treatment being required (referred to as the "react and wind" method). The Company believes that this approach permits more versatile application of its wires to a variety of prototypes, although the alternative method, the "wind and react" technique, may be appropriate in certain circumstances. The "wind and react" technique, which can also use multifilamentary wires, means that an additional heat treatment is required after winding a coil, electromagnet or cable. Both techniques are being utilized by the Company.

      The Company has delivered increasingly advanced prototypes of electromagnetic coils and multistrand conductors, including a coil which produces a magnetic field of 2.16 Tesla at 27K (-411(degree) Fahrenheit) when cooled by a mechanical cryocooler, and a coil which produces 3.36 Tesla at 4.2K (-452(degree) Fahrenheit) when cooled by liquid helium, which magnetic fields exceed the maximum field obtainable from iron. However, there remain significant hurdles to overcome before commercial quality products can be produced. These hurdles include further increasing the field strength of the Company's coils, increasing the size of the coils and improving the integration of the cooling system and the cooling agent used in the cooling system with the coils.

      The Company has also developed and is selling commercially current leads which incorporate the Company's multifilamentary wires, and which, as compared to normal metal leads, reduce the heat loss in cryogenic systems operating at temperatures between 77K (-321(degree) Fahrenheit) and lower temperatures.

MARKETS

      The expected markets for the Company's products can be divided into two main market segments: electric power systems (large-scale power products and products for power quality) and high field magnet systems. Large-scale power products include power transmission cables, motors, transformers, fault current limiters and generators. Power quality products include SMES devices and power electronic subsystems. High field magnetic systems are utilized in applications such as magnetic resonance imaging (MRI) medical systems, magnetic separation systems, particle accelerators, ion beam steering magnets and magnetically levitated transportation systems.

      The HTS wire that might be used in most of these systems, with the exception of the power transmission cables, will be in the form of electromagnetic coils or electromagnets. In the case of power transmission cables, the HTS wire will be in the form of multistrand conductors. The Company is also currently producing products from its multifilamentary wires for a third, and smaller, market segment, current leads.

      The Company believes that the markets for the Company's HTS wire products initially will be development contracts and demonstration projects, although the Company expects a small commercial market for current leads and research electromagnets to develop. Purchasers of the Company's HTS wire products are expected initially to be government agencies and large private companies, and the Company's marketing efforts are directed to these purchasers. The size of this market will depend on funding levels and interest in prototype development. In addition to the sale of HTS wire products during this period, the Company expects, but cannot assure, that there will be a continuing market for its HTS development abilities in the form of additional collaborative arrangements similar to the ones already in place. Because of the episodic nature of these arrangements, the Company is not able to estimate the size of the market for the Company's HTS expertise. After this initial period, assuming the Company has been successful in developing HTS products, the Company expects that it will market its products to commercial customers.

      The Company believes that the acquisition of SI provides the Company with a strong presence in the power quality market. SI's product line consists of commercial products focused on meeting the power quality needs of large industrial customers. The Company currently markets products that are in the one to two megawatt (MW) range. Over the next two years, the Company plans to extend the product line by increasing the capacity to 10 MW while achieving ongoing cost reductions to enhance the price competitiveness of the products. Since 1991, SI has demonstrated and field tested a number of SMES systems at various industrial and data processing centers. The Company is currently in the process of commissioning commercial systems at Tinker Air Force base in Oklahoma City, OK, serving a data processing application. In addition, the Company and its distributor ESKOM are testing a system at a paper mill in South Africa.

      The Company has to broaden its marketing and sales organization and activities and has to reduce the costs of the SMES systems in order to fully realize the market potential of its products and services. The Company estimates that the total market potential for industrial power quality applications is approximately $500 million. There is no assurance that the Company will be able to achieve the planned product growth and cost reductions or be able to penetrate its identified markets with its product line.

PRODUCTS

      If the Company is successful in developing its technology for commercial applications, the Company intends to develop the following product lines in the next several years.

      Power Transmission Cables. In cooperation with Pirelli, the Company is developing HTS wires for underground HTS cables designed to provide more efficient and economical ways for utilities to satisfy demands for power.

      Motors and Generators. The Company is designing, developing and fabricating HTS rotor coils for use in high-horsepower electric motors with the potential for use in major industrial and utility applications. HTS motors utilizing these rotor coils would potentially be half the weight and size of conventional motors and in addition would provide greater operating efficiency. The Company and Reliance Electric Company, a Rockwell International subsidiary, are developing a 1,000 hp motor under a Superconducting Partner Initiative. The same rotor coil technology could also be used for developing large generators.

      Transformers. The Company is developing alternating current HTS wire which can be used for fabrication of HTS transformers. These HTS transformers would potentially be significantly smaller in size and weight as compared to conventional transformers. In addition, these HTS transformers would provide improved operating efficiencies and provide environmental benefits by replacing the dielectric oil, used in conventional, copper-based transformers, with liquid nitrogen.

      Current Limiters. The Company plans to develop current limiters which would instantaneously protect a power grid from electric surges caused by lightning, short circuits and other common fluctuations.

      Superconducting Magnetic Energy Storage. The Company is presently producing SMES devices which store electricity that can be tapped instantly to protect power users from voltage sags or brief outages. The Company is marketing LTS SMES systems through SI, its subsidiary.

      Current Leads. The Company is presently producing, on a commercial basis, HTS wire-based current leads designed to reduce heat load while providing electric current for applications operating at temperatures below about 77K (-321 Fahrenheit), such as LTS magnetic resonance imaging, LTS SMES devices, accelerator or research magnets.

      Specialty Magnets. The Company has produced or is presently producing HTS magnets for specialty applications such as ion beam steering accelerators, magnetic separation and laboratory research.

      The Company currently intends to use its internal facilities and expertise for manufacturing current limiters, specialty magnets and SMES devices. For transformers, cables and motors and generators the Company plans to supply the HTS wire and/or HTS coils for the manufacturing of the complete system through alliances with other organizations.

COMPETITION

      There are a number of companies in the United States, Europe and Japan engaged in attempts to develop and produce commercial amounts of HTS wire. However, to the Company's knowledge, no significant commercial amounts of HTS wire have been produced to date. For HTS applications, the Company's principal competitors presently are several Japanese companies, Siemens A.G. in Germany ("Siemens"), Alcatel Alsthom in France, B.I.C.C. and Oxford Instruments in England, NKT in Denmark, Intermagnetics General Corporation ("IGC"), Midwest Superconductivity, Inc. and 3M in the United States. The most significant competitors appear to be in Japan, where Sumitomo Electric Industries, Ltd. ("SEI"), Showa Electric Wire & Cable Co., Ltd., Mitsubishi Electric Corporation, Hitachi, Ltd., Hitachi Cable, Ltd., Furukawa Electric Co., Ltd., Fujikura and Kobe Steel, Ltd. all are directing significant efforts to flexible, long-length HTS wire development. Some of these companies are also developing HTS magnets and systems, including SEI, IGC and Siemens.

      LTS products are currently used in a number of applications targeted by the Company. For example, the Company believes that magnetic resonance imaging
(MRI) diagnostic equipment currently represents the single largest commercial use of LTS materials. LTS materials are also used in superconducting magnetic energy storage (SMES) units, high energy physics systems, such as particle accelerators, laboratory magnets, and magnetic separation equipment. LTS products have been under development since the early 1960s and LTS technology is relatively mature as compared with HTS technology. However, further commercial acceptance of LTS products has been significantly limited by the cooling requirements of LTS materials. LTS materials generally require costly cooling by liquid helium at nearly the absolute zero temperature or cooling by cryocoolers operating at up to 10K (-441(degree) Fahrenheit). Because HTS wires maintain their superconductivity at higher temperatures, they can be cooled with liquid nitrogen or with closed-cycle refrigerators at temperatures above 20K (-423(degree) Fahrenheit), which are generally less expensive and easier to utilize than liquid helium or lower temperature cryocoolers. Therefore, while HTS products may compete with LTS products in certain applications in which LTS products are currently used, the Company believes that the less demanding cooling requirements of HTS materials will permit their use in a broad range of applications not currently available to LTS products. However, the ability of the Company's HTS products to compete with respect to applications in which LTS products are currently used may be hindered because LTS manufacturers have already established a market in these areas.

      The Company does not know of any competitors producing commercially available LTS SMES products that compete with the SMES products offered by the Company's subsidiary, SI. However, at least one company, IGC, is developing SMES systems for power quality applications, and the Company believes there is a government-sponsored program in Japan to develop SMES systems for power quality applications. As a product, SMES also competes against dynamic voltage restorers
(DVRs) produced by companies such as Westinghouse, flywheels under development by various companies around the world, and Uninterruptible Power Supply (UPS) systems supported by batteries which are widely manufactured and used around the world.

      Many of the Company's competitors have substantially greater financial resources, research and development personnel and manufacturing and marketing capabilities than the Company. In addition, as the HTS and power quality market develop, it is possible that other large industrial companies may enter this field.

PATENTS, TRADE SECRETS AND LICENSES

      The HTS Patent Background

      Since the discovery of high temperature superconductors in 1986, a large number of patents have been applied for and granted worldwide relating to superconductivity. The scope of the claims in different granted patents often overlap, and similar patents in different countries may have different claims or be owned by different entities. As a result, the patent situation in the field of HTS technology and products is unusually complex.

      There are a number of United States and foreign patents and patent applications, held by third parties, that relate to the Company's current products or to products under development, or to the technology now or later to be utilized by the Company in the development or production of certain present and future products. Additional patents relating to the Company's technology, processes or applications may be issued to third parties in the future. The Company will need to acquire licenses to, or to successfully contest the scope or validity of, patents owned by third parties. The extent to which the Company may be able to acquire necessary licenses upon commercially reasonable terms, and the cost of any such licenses (to the extent available), is not known. The likelihood of successfully contesting the scope or validity of any such patents is also uncertain; and, in any event, the Company could incur substantial costs in challenging the patents of other companies. Moreover, the Company could incur substantial litigation costs in defending the scope and validity of its own patents.

      To understand the Company's approach to patents in light of these circumstances, it is useful to analyze HTS patents in relation to the aspects the Company must consider in the process of designing and manufacturing HTS products: the choice of material used to make an HTS product, the choice of the processing method to be applied to that material, the choice of components or subsystems to be fabricated and the fabrication methods used and the initial use or application of the finished HTS product.

      Patents and the Choice of HTS Materials

      Presently, the materials from which HTS products are made are copper oxides, or "cuprates." The Company does not anticipate that anyone will receive a broad basic patent on cuprates, but there can be no assurance in this regard. There are a number of HTS materials within the cuprate family. A number of patents have been issued with regard to certain specific HTS materials within the cuprate family and the Company believes that a number of other patent applications for various HTS materials within the cuprate family are pending.

       At any given time, the Company will have a preference for utilizing one or a few specific HTS materials in the production of its products for commercial application, and any HTS material used by the Company is likely to be covered by one or more patents issued to other parties. Because of the number and scope of patents pending or issued in various parts of the world, the Company may be required to obtain multiple licenses to use any particular material.

      The Company jointly owns or has obtained licenses with respect to patents covering certain HTS materials. However there is no assurance that the Company will be able to obtain on commercially reasonable terms all the licenses that may be needed for the Company to use preferred HTS materials.

      Patents and the Processing of HTS Materials

      The Company is pursuing three methods for processing the materials the Company currently intends to use: the MP method, the OPIT method, and the "coated conductor" technology. See "--HTS Wire Production Processes." The Company's strategy is to obtain a proprietary position in each of these processes through a combination of patents, licensing and proprietary know-how. If alternative processes become more promising in the future, the Company will also seek to develop a proprietary position in these alternative processes.

      The Company has filed a number of patent applications which are applicable to one or more of the MP method, the OPIT method, and coated conductor technology, including a number of patent applications directed to producing ceramic materials using the MP method. Some of these applications have been issued as patents in the U.S. and abroad while others are pending. The Company also has acquired options to exclusively license additional intellectual property in the coated conductor area through its collaborations with EPRI, Los Alamos National Laboratory and the Massachusetts Institute of Technology.

      The Company holds licenses on a number of patents and applications directed to making HTS materials using the MP method. One issued U.S. patent under which the Company has such a license covers the basic MP technology; another covers MP technology with certain specified noble metals as an additive. The Company's licenses require the payment of royalties based on net sales of products based on the licensed processes (including certain minimum annual royalties that are not significant in amount).

      In the United States, AT&T has been issued a patent on OPIT processing, and may have a dominant U.S. position in the OPIT processing area. To the Company's knowledge, AT&T has not been active in developing HTS wire for commercial purposes. The Company has been advised by its outside patent counsel that, in such counsel's opinion, to the extent the OPIT patent of AT&T purports to cover anything currently done by the Company, it is invalid. However, no assurance can be given that AT&T will not assert that its patent is valid and infringed by the Company, that a court would not uphold the patent's validity and find that infringement had occurred, or that AT&T would license its patent to the Company on commercially reasonable terms.

      Additional U.S. patents and foreign patents have been issued with claims, directed to HTS processing methods in general, which, if valid, may cover both the MP and the OPIT methods used by the Company. Several U.S. and foreign patents have been issued with claims which, if valid, may cover various aspects of the coated conductor process. In addition, the Company has learned that a number of additional U.S. and foreign patent applications have been filed which contain similar claims. To the extent any of these issued patents are valid and cover any processing methods used by the Company, or if any of the pending applications result in a valid patent with claims covering the Company's methods, the Company would be required to obtain licenses under any applicable patents.

      Patents and Wire Structure

      The Company has a license under an issued U.S. patent that covers composites (including multifilamentary wires) of HTS ceramics and noble metals such as silver.

      A number of other companies have also filed, and in some instances, have been issued patents on various aspects of wire structure. To the extent any of these issued patents are valid and cover the wire structures used by the Company, or to the extent any of the pending applications result in a valid patent with claims covering the Company's methods, the Company would be required to obtain licenses under any applicable patents.

      HTS Component and Subsystem Fabrication Patents; HTS Application Patents; Power Quality and SMES.

      The Company has been issued several patents and filed several additional patent applications regarding the design and fabrication of electromagnetic coils and electromagnets, the integration of these products with an appropriate coolant or cryocooler and the application of these products to certain specific end uses, as well as several patent applications on cryocooled power electronics. The Company's SI subsidiary holds several issued patents and pending applications on power quality systems which ASC now owns as a result of the SI acquisition.

      Since the HTS and cryocooled power engineering application fields are relatively new, significant applications can and are being patented by others. A number of other companies have also filed, and in some instances, have been issued patents on various applications of HTS wire, cryocooled power electronics and component and subsystem fabrication methods. To the extent any existing or future third party patents are pertinent to these aspects of the Company's operations, the Company would be required to obtain licenses under the applicable patents.

      General

      The HTS industry has been characterized over the past several years by rapid technical advances which in turn have resulted in a large number of new patent applications and issued patents. These in turn have created a situation where most major potential HTS manufacturers, including the Company and its competitors, own or may obtain patents which may interfere with each other. The Company believes that, in this situation, companies holding patent positions which may complement positions held by others in the industry are more likely to be willing to enter into cross-licensing arrangements with such other patent owners than companies that do not have such patent positions. The Company believes that its licensed patents covering basic materials and composites of HTS ceramics and noble metals will improve the strength of its patent portfolio and therefore its position in these future licensing developments. See "-- Patents, Trade Secrets and Licenses -- Patents and Wire Structure."

      However, it is possible that the Company could be required to obtain licenses under a number of different patents and from a number of different patent holders in connection with various aspects of its present and planned business operations. Although the Company believes that it will be able to obtain any necessary licenses on commercially reasonable terms, there can be no assurance that all necessary licenses will be available on commercially reasonable terms. Further, to the extent the Company is required to obtain multiple licenses, the costs to the Company may increase significantly. The failure to obtain all necessary licenses upon reasonable terms could significantly reduce the scope of the Company's business and otherwise have a material adverse effect on the Company's operations.

      Trade Secrets

      Some of the technology used in, and that may be important to, the Company's operations and products is not covered by any patent or patent application owned by or licensed to the Company. However, the Company takes steps to maintain the confidentiality of this technology by requiring all employees and all consultants to sign confidentiality agreements and limiting access to confidential information. However, no assurance can be given that these measures will prevent the unauthorized disclosure or use of such information. Further, there is no assurance that others, including the Company's competitors, will not independently develop the same or comparable technology.

STRATEGIC RELATIONSHIPS, RESEARCH ARRANGEMENTS AND GOVERNMENT CONTRACTS

      The Company is party to a number of strategic relationships, research arrangements and government contracts, its most significant strategic corporate agreement being with Pirelli and its newest with Electricite de France ("EDF"). The Pirelli alliance, originally established in February 1990, is designed to combine Pirelli's cable technology, manufacturing and marketing expertise with the Company's proprietary wire-forming technologies for the purpose of developing and producing HTS wires for cables used to transmit both electric power and control signals. The EDF relationship, established in April 1997, involves the exchange of information relating to developments in HTS and related fields and trends in the electricity industry, and the review of technical, industrial and commercial topics by the parties through an advisory board comprised of persons from both the Company and EDF. The Company has also established a number of collaborative research relationships with various organizations such as Superlink Developments, Ltd., four U.S. Department of Energy Laboratories, the U.S. Department of Commerce National Institute of Standards and Technology, and the Electric Power Research Institute. Finally, the Company is party to a number of government contracts, with entities such as Wright-Patterson Air Force Base, the Naval Research Laboratory and the U.S. Department of Energy through its Superconductivity Partnership Initiative, relating to the development and supply of prototype products.

      The Company believes strategic relationships, research arrangements and government contracts provide it with three important benefits. First, they have assisted the Company in meeting and exceeding the technical benchmarks it has established for itself. Second, they have provided the Company with development and marketing rights to important technologies. Third, various parties to these arrangements have provided the Company, in exchange for the technology and marketing rights and equity interests provided by the Company, with funding that has been critical to the Company as its research and development efforts progress toward commercialization.

      The following table sets forth a partial listing of the Company's strategic relationships, research arrangements and government contracts.

                        STRATEGIC CORPORATE RELATIONSHIPS

      PIRELLI CAVI S.P.A.                 HTS cable wires for power
                                          cable applications

      ELECTRIC POWER RESEARCH INSTITUTE   HTS materials processing and
                                          wire development

      ELECTRICITE DE FRANCE               electric utility industry applications

                              RESEARCH ARRANGEMENTS

      U.S. DEPARTMENT OF ENERGY           HTS materials processing and
      LABORATORIES -- AMES,               wire development
      ARGONNE, LOS ALAMOS,
      OAK RIDGE NATIONAL
      LABORATORIES

      UNIVERSITY OF WISCONSIN             HTS materials processing and
      APPLIED SUPERCONDUCTIVITY           wire development
      CENTERS

      U.S. DEPARTMENT OF COMMERCE         HTS materials processing and
      NATIONAL INSTITUTE                  wire development
      OF STANDARDS AND TECHNOLOGY


      SUPERLINK DEVELOPMENTS, LTD.        HTS materials processing
                                          techniques


                               GOVERNMENT PROGRAMS

      WRIGHT-PATTERSON AIR FORCE          HTS coils for an aerospace
      BASE                                electric generator

      NAVAL RESEARCH LABORATORY           HTS coils for electric motors
                                          and generators

      U.S. DEPARTMENT OF ENERGY           HTS cryocooled motors
      SUPERCONDUCTIVITY PARTNERSHIP
      INITIATIVE (THROUGH RELIANCE
      ELECTRIC COMPANY)

      U.S. DEPARTMENT OF ENERGY           HTS cables for power
      SUPERCONDUCTIVITY PARTNERSHIP       transmission
      INITIATIVE (THROUGH PIRELLI
      CABLES NORTH AMERICA)


RESEARCH AND DEVELOPMENT

      The Company's research and development expenses in fiscal 1997 were approximately $7,709,000. Externally funded research and development programs accounted for approximately $5,322,000 of these expenses in fiscal 1997.

EMPLOYEES

      As of March 31, 1997, the Company employed a total of 146 persons, 23 of whom have Ph.D.s in materials science, physics or related fields. With the acquisition of SI on April 8, 1997, the Company added 33 employees. No Company employees are represented by a labor union. The Company believes that its employee relations are good.

ITEM 2.  PROPERTIES.

      The Company's operations are located in approximately 102,000 square feet of space in Westborough, Massachusetts and approximately 27,000 square feet of space in Middleton, Wisconsin. The Company occupies the Westborough facility under a lease which expires on May 31, 1998 and has an option to extend the lease for two additional five-year terms. The Company occupies the Middleton facility under a lease which expires on December 31, 1998.

ITEM 3.  LEGAL PROCEEDINGS.

      Neither the Company nor any subsidiary is involved in any material legal proceedings other than routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

      No matters were submitted to a vote of the Company's security-holders during the fourth quarter of the fiscal year ended March 31, 1997.

Executive Officers of the Company

      The following table sets forth the names, ages and offices of all executive officers of the Company:

Name                             Age                        Office
----                             ---                        ------
Gregory J. Yurek                 50             President, Chief Executive Officer and
                                                Chairman of the Board of Directors

Alexis P. Malozemoff             53             Chief Technical Officer

Ramesh L. Ratan                  47             Executive Vice President, Corporate
                                                Development, Chief Financial Officer
                                                and Secretary


Gero Papst                       53             Managing Director, American
                                                Superconductor Europe GmbH

John Scudiere                    44             Vice President, Operations

Carl J. Russo                    48             Director of Advanced Technologies

Roland E. Lefebvre               46             Vice President, Sales and Marketing

Paul F. Koeppe                   47             President, SI

      Dr. Yurek co-founded the Company and has been a director since July 1987, President since March 1989, Chief Executive Officer since December 1989 and Chairman of the Board since October 1991. Dr. Yurek also served as Vice President, Research and Chief Technical Officer from August 1988 until March 1989 and as Chief Operating Officer from March 1989 until December 1989. Prior to joining the Company, Dr. Yurek was a Professor of Materials Science and Engineering at MIT for 13 years.

      Dr. Malozemoff joined the Company as Vice President, Research and Development in January 1991 and was elected Chief Technical Officer in January 1993. Prior to joining the Company, Dr. Malozemoff spent 19 years at IBM in a variety of research and management positions, most recently as IBM Research Coordinator for High Temperature Superconductivity.

      Mr. Ratan joined the Company as Executive Vice President, Corporate Development, and Chief Financial Officer in January 1995. Mr. Ratan was elected Secretary of the Company in June 1995. Prior to joining the Company, from November 1986 to January 1995, Mr. Ratan served as Senior Vice President, Chief Financial Officer and Secretary of Repligen Corporation, a biotechnology company.

      Dr. Papst joined the Company in January 1993 as Managing Director of American Superconductor Europe GmbH, the Company's European subsidiary. Prior to joining the Company, Dr. Papst was President of Otto Oeko-Tech GmbH & Co., an environmental technology company, from 1987 to 1992.

      Mr. Scudiere joined the Company in November 1993, was promoted to Vice President, Manufacturing in July 1994 and was promoted to Vice President, Operations in May 1996. Prior to joining the Company, Mr. Scudiere was Director, Programs and Marketing for Oxford Superconductor Technology, a superconductor manufacturer, from August 1990 to October 1993. Prior to August 1990, Mr. Scudiere was Manager, Liquid Propellant Development Program for General Electric Corporation, a diversified manufacturing and services company.

      Dr. Russo joined the Company in January 1988 as Manager of Technical Applications and was promoted to Director of Advanced Technologies in January 1991.

      Mr. Lefebvre joined the Company in May 1996 as Vice President, Sales and Marketing. Prior to joining the Company, Mr. Lefebvre spent 23 years at General Electric Company in a variety of positions, most recently as General Manager, National Account Sales.

      Mr. Koeppe joined the Company as President of the Company's subsidiary, SI, in April 1997 with the Company's acquisition of SI. From 1988 until the acquisition, Mr. Koeppe served as the President and a Director of SI.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS.

      The quarterly range of high and low closing sales prices of the Company's Common Stock for the Company's two most recent fiscal years as reported on the Nasdaq National Market is shown below.

Quarter Ended                                   High               Low
-------------                                   ----               ---
June 30, 1995                                   19 1/4             13 1/4

September 30, 1995                              14 1/4             12 1/4

December 31, 1995                               15 1/4             10 1/2

March 31, 1996                                  15 3/4             12 1/4

June 30, 1996                                   14 3/4             12 3/8

September 30, 1996                              15 3/4             11 5/8

December 31, 1996                               15 1/8             10 3/8

March 31, 1997                                  11 3/4              7 7/8

      The Company has never paid cash dividends on its Common Stock, and the Company does not expect to pay any cash dividends on its Common Stock in the foreseeable future.

      The number of shareholders of record on June 20, 1997 was 396.


ITEM 6.  SELECTED FINANCIAL DATA.

      The selected financial data presented below for each of the years ended March 31, 1997, 1996, 1995, 1994 and 1993 have been derived from the Company's consolidated financial statements that have been audited by Coopers & Lybrand L.L.P., independent accountants. These financial data should be read in conjunction with the Consolidated Financial Statements and the

Notes thereto and the other financial information appearing elsewhere in this Annual Report on Form 10-K.





                                                       Year ended March 31,
                                                       --------------------
                        1997               1996                1995                1994                1993
                    -----------        -----------        ------------        ------------        ------------
Revenues              7,174,487          7,130,899        $  4,270,246        $  3,944,447        $  3,189,884

Net loss            (10,422,131)        (7,319,873)         (5,771,642)         (5,405,735)         (4,304,420)

Net loss
 per share                (1.09)              (.77)              (0.62)              (0.67)              (0.55)

Total
 assets              23,612,633         33,028,398          40,470,404          46,005,433          24,106,000

Working
 capital              2,654,522          5,915,438           2,912,309           5,169,641          15,181,822

Long-term
 Marketable
 Securities          15,446,106         22,257,898          31,671,395          35,344,102           5,084,145

Stockholders'
 equity              21,404,441         31,731,367          38,488,791          44,160,744          22,138,749

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

      The information required by this Item is attached as Appendix A hereto and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      All financial statements required to be filed hereunder are filed as Appendix B hereto, are listed under Item 14(a), and are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not Applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The response to this item is contained in part under the caption "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K, and in part in the Company's Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended March 31, 1997 (the "1997 Proxy Statement") in the section "Election of Directors - Nominees," which section is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

      The response to this item is contained in the 1997 Proxy Statement in the sections "Election of Directors - Directors' Compensation," "- Executive Compensation," "- Employment Agreements with Senior Executives," and
"- Compensation Committee Interlocks and Insider Participation," which sections are incorporated herein by reference.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.

      The response to this item is contained in the 1997 Proxy Statement in the section "Beneficial Ownership of Common Stock," which section is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The response to this item is contained in the 1997 Proxy Statement in the section "Election of Directors - Certain Business Relationships," which section is incorporated herein by reference.

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

      (b)   Reports on Form 8-K.

            No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended March 31, 1997. A report on Form 8-K was filed on April 23, 1997 to report a transaction pursuant to Item 2 of Form 8-K describing the acquisition of all of the capital stock of Superconductivity, Inc., a Delaware corporation ("SI"), by means of a merger of SI into a subsidiary of the Registrant. A report on Form 8-K/A was filed on June 23, 1997 to amend Item 7 of the Form 8-K filed on April 23, 1997 and include financial statements of the business acquired and pro forma financial information.

      (c) The list of Exhibits filed as a part of this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding such Exhibits, and is incorporated herein by reference.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        AMERICAN SUPERCONDUCTOR CORPORATION



                        By: /s/ Gregory J. Yurek
                           -----------------------------------
                        Gregory J. Yurek
                        Chairman of the Board, President and
                        Chief Executive Officer

                        Date:  June 27, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                          Title                           Date
----                          -----                           ----
 /s/ Gregory J. Yurek         Director, Chairman of               )     June  27, 1997
---------------------         the Board, President and            )
Gregory J. Yurek              Chief Executive Officer             )
                              (Principal Executive Officer)       )
                                                                  )
                                                                  )
                                                                  )
                                                                  )
 /s/ Ramesh L. Ratan          Executive Vice President,           )     June 27, 1997
--------------------          Corporate Development,              )
Ramesh L. Ratan               Chief Financial Officer             )
                              (Principal Financial                )
                              Officer and Principal               )
                              Accounting Officer)                 )
                              and Secretary                       )
                                                                  )
                                                                  )
                                                                  )
/s/ Albert J. Baciocco, Jr.   Director                            )     June 27, 1997
---------------------------                                       )
Albert J. Baciocco, Jr.                                           )
                                                                  )
                                                                  )
 /s/ Frank Borman             Director                            )     June 27, 1997
-------------------                                               )
Frank Borman                                                      )
                                                                  )

Name                          Title                           Date
----                          -----                           ----
                                                                  )
 /s/ Peter O. Crisp           Director                            )     June 27, 1997
-------------------                                               )
Peter O. Crisp                                                    )
                                                                  )
                                                                  )
/s/ Richard Drouin            Director                            )     June 27, 1997
------------------                                                )
Richard Drouin                                                    )
                                                                  )
                                                                  )
/s/George W. McKinney         Director                            )     June 27, 1997
---------------------                                             )
George W. McKinney, III                                           )
                                                                  )
                                                                  )
/s/Gerard J. Menjon           Director                            )     June 27, 1997
-------------------                                               )
Gerard J. Menjon                                                  )
                                                                  )
                                                                  )
/s/ Andrew G.C. Sage, II      Director                            )     June 27, 1997
------------------------                                          )
Andrew G.C. Sage, II                                              )
                                                                  )
                                                                  )
/s/John B. Vander Sande       Director                            )     June 27, 1997
-----------------------                                           )
John B. Vander Sande                                              )

                                                                APPENDIX A



                       American Superconductor Corporation
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


American Superconductor Corporation (the "Company") was founded in 1987 to develop for commercialization high temperature superconducting ("HTS") wires and wire products. As the Company is moving toward commercialization of the technology, the Company is no longer reporting its financial statements as a development stage enterprise.

                              RESULTS OF OPERATIONS

FISCAL YEARS ENDED MARCH 31, 1997 AND MARCH 31, 1996.

Revenues from research and development contracts, prototype development contracts and the sale of prototypes increased to $7,174,000 in fiscal 1997 from $7,131,000 in fiscal 1996. This increase was due primarily to work performed on a research and development contract with Asea Brown Boveri (ABB) and increases in funding on various U. S. Government grants and prototype development contracts. This increase was largely offset by a drop in prototype sales associated with a major cable prototype on which the Company concluded shipping HTS wire in the year ended March 31, 1996, and by the discontinuation (effective December 31, 1996) of the joint research and development program on metallic precursor wire technology with Inco Alloys International, Inc., which had been providing $1.1 million in annual funding.

   In addition to reported revenues, the Company also received funding of $1,706,000 in fiscal 1997 under government cost-sharing agreements as compared to $985,000 in fiscal 1996. The increased cost-sharing funding was primarily due to the award of a $20.5 million Phase II Superconductivity Partnership Initiative (SPI) contract on commercial-scale HTS motors by the Department of Energy to the Company and Reliance Electric Company (a Rockwell Automation business). The Company expects to receive approximately $7.3 million over the next five years (including the year ended March 31, 1997) and Reliance expects to receive $2.9 million, with each company investing a corresponding amount of their own funds to bring the total program value to $20.5 million. The Company anticipates that a portion of its funding in the future will continue to come from cost-sharing agreements as the Company continues to develop joint programs with government agencies. Funding from government cost-sharing agreements is recorded as an offset to research and development and selling, general and administrative expenses, as required by government contract accounting guidelines, rather than as revenue.

   The Company's total operating expenses in fiscal 1997 were $18,035,000 compared to $15,992,000 in fiscal 1996. Costs of revenue, which include costs of research and development contracts and costs of prototypes and prototype development contracts, increased to $7,508,000 in fiscal 1997 compared to $7,331,000 in fiscal 1996. This increase reflects expenditures to support the increase in contract and prototype development revenues, including the hiring of additional personnel and purchases of materials and equipment, partially offset by lower costs of revenue associated with the decreased sales of prototypes.

   Research and development ("R&D") expenses increased to $7,709,000 in fiscal 1997 from $5,341,000 the prior year. This increase was due to the continued scale-up of the Company's internal research and development activities including the hiring of additional personnel and purchases of materials and equipment. In addition to these expenses, a portion of R&D expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as R&D expenses). R&D expenditures included as costs of revenue during fiscal 1997 and fiscal 1996 were $5,322,000 and $5,256,000, respectively. Additionally, R&D expenses that were offset by cost share funding were $879,000 and $584,000 in fiscal years 1997 and 1996, respectively.

   Selling, general and administrative ("SG&A") expenses were $2,818,000 in fiscal 1997 as compared to $3,319,000 in fiscal 1996. This decrease was primarily the result of certain SG&A expenditures that were offset by the increased funding received under cost sharing agreements. The SG&A amounts offset by cost share funding were $828,000 and $378,000 in fiscal years 1997 and 1996, respectively. In addition to these expenses, a portion of SG&A expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as SG&A expenses). SG&A expenditures included as costs of revenue during fiscal 1997 and fiscal 1996 were $2,186,000 and $2,075,000, respectively.

   Interest income decreased to $1,172,000 in fiscal 1997, as compared to $1,579,000 in fiscal 1996. This decrease primarily reflects lower cash, cash equivalents and long-term marketable securities balances available for investment as a result of cash being used to fund the Company's operations and to purchase capital equipment. Other expense, net is comprised primarily of miscellaneous taxes net of gains on the disposition of excess capital equipment.

   Transaction fees of $710,000 in fiscal 1997 related to the costs incurred through March 31, 1997 in connection with the Company's acquisition of Superconductivity, Inc. ("SI"), a developer and manufacturer of low temperature superconductor products for the industrial power quality market, and consisted primarily of financial advisory and legal fees. On April 8, 1997, the Company completed the transaction (the "Merger") in which the Company acquired all of the outstanding stock of SI by means of a merger of SI into a subsidiary of the Company. The Company will account for the Merger as a pooling of interests and begin reporting results on a consolidated basis effective in fiscal 1998.

   The Company expects to continue to incur operating losses for at least the next few years, as it continues to devote significant financial resources to its research and development activities.

   The Company expects to be a party to agreements which, from time to time, may result in costs incurred exceeding expected revenues under such contracts. The Company may enter into such agreements for a variety of reasons including, but not limited to, entering new product application areas, furthering the development of key technologies, and advancing the demonstration of commercial prototypes in critical market applications.

   In October 1995, Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" was issued. The expense recognition provision encouraged by SFAS 123 would require fair-value based financial accounting to recognize compensation expense for employee stock option plans. The Company made a determination to elect the disclosure only alternative and accordingly the Company has disclosed the pro forma net loss and per share amounts in the notes to the financial statements using the fair value based method beginning in fiscal 1997, with comparable disclosures for fiscal 1996.

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which is effective for fiscal years ending after December 15, 1997, including interim periods. Earlier application is not permitted. The Statement requires restatement of all prior-period earnings per share presented after the effective date. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share. The Company will adopt SFAS 128 in fiscal 1998 and has determined the impact to be immaterial.


FISCAL YEARS ENDED MARCH 31, 1996 AND MARCH 31, 1995.

Revenues from research and development contracts, prototype development contracts and the sale of prototypes increased to $7,131,000 in fiscal 1996 from $4,270,000 in fiscal 1995. This increase was due primarily to the expansion of the corporate development contract with Pirelli Cavi S.p.A. and an increase in sales of prototypes. This increase was partially offset by the completion of work and related funding under a collaborative research and development agreement in August 1994.

   The Company also received funding of $985,000 in fiscal 1996 under government cost-sharing agreements as compared to $2,866,000 in fiscal 1995. This lower level of cost-sharing funding was primarily due to a decrease in work performed under several cost-sharing contracts with the Department of Energy and the Department of Commerce which were completed during fiscal 1996. Funding was recorded as an offset to research and development and selling, general and administrative expenses, as required by government contract accounting guidelines, rather than as revenue.

  The Company's total operating expenses in fiscal 1996 were $15,992,000, compared to $11,887,000 in fiscal 1995. Costs of revenue, which include costs of research and development contracts and costs of prototypes and prototype development contracts, increased to $7,331,000 in fiscal 1996 compared to $4,397,000 in fiscal 1995. This increase reflects expenditures to support the increase in sales of prototypes, including the hiring of additional personnel and purchases of materials and equipment.

   Research and development expenses increased to $5,341,000 in fiscal 1996 from $4,634,000 the prior year. This increase was due to the continued scale-up of the Company's internal research and development activities including the hiring of additional personnel and purchases of materials and equipment. In addition to these expenses, a portion of R&D expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as research and development expenses). R&D expenditures included as costs of revenue during fiscal 1996 and fiscal 1995 were $5,256,000, and $3,032,000, respectively. Additionally, R&D expenses that were offset by cost share funding were $584,000 and $1,673,000 in fiscal years 1996 and 1995, respectively.

   Selling, general and administrative expenses were $3,319,000 in fiscal 1996 as compared to $2,857,000 in fiscal 1995. This increase reflects increased staffing, recruiting costs, and legal costs associated with the signing of several corporate development agreements and other expenses necessary to support the overall increase in the Company's revenues, sales and marketing programs and internal research and development activities. In addition to these expenses, a portion of SG&A expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as SG&A expenses). SG&A expenditures included as costs of contract revenue during fiscal 1996 and fiscal

1995 were $2,075,000 and $1,365,000, respectively. The SG&A amounts offset by cost share funding were $378,000 and $956,000 in fiscal years 1996 and 1995, respectively.

   Interest income decreased to $1,579,000 in fiscal 1996 as compared to $1,869,000 in fiscal 1995. This decrease primarily reflects lower cash, cash equivalents and long-term marketable securities balances available for investment as a result of cash being used to fund the Company's operations and to purchase capital equipment. Other expense, net is comprised primarily of miscellaneous taxes net of gains on the disposition of excess capital equipment.

                         LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had cash, cash equivalents and long-term marketable securities totaling $16,023,000 compared to cash, cash equivalents and long-term marketable securities totaling $26,363,000 at March 31, 1996. In fiscal 1997, approximately $8,909,000 was used to fund the Company's operations. An additional $1,415,000 was used to acquire capital equipment, primarily for research and development and manufacturing, and to make leasehold improvements to its facilities.

   On April 7, 1997, the Company entered into a strategic alliance agreement with an affiliate of Electricite de France (EDF) under which EDF purchased one million shares of the Company's common stock at $10 per share. The Company intends to use this $10,000,000 equity investment by EDF, which is not included in the Company's cash balance as of March 31, 1997, to accelerate the development and commercialization of HTS technology for uses specific to the electric utility industry.

   On April 8, 1997, the Company completed the Merger with Superconductivity, Inc. (SI). The transaction was effected through the exchange of 942,961 shares of the Company's common stock for all of the issued and outstanding shares of SI, based on a Merger exchange ratio of .3292 shares of Company common stock for each share of SI common stock. As a result of the Merger, the Company also assumed approximately $6.4 million of SI's liabilities, approximately
$3.9 million of which were paid in April, 1997.


   The Company has potential funding commitments of approximately $13,393,000 to be received after March 31, 1997 from strategic partners and government agencies (all of which is due within the next four years). However, a total of $8,143,000 of these commitments is derived from government contracts and is therefore subject to the continued availability and appropriation of government funding.


   The Company's policy is to invest available funds in short-term, intermediate-term, and long-term investment grade marketable securities, including but not limited to government obligations, repurchase agreements, certificates of deposit and money market funds.

   Transaction gains and losses from foreign currency transactions have not been material to date.

   To date, inflation has not had a material impact on the Company's financial results.

                            FUTURE OPERATING RESULTS

The Company does not provide forecasts of its future financial performance. However, various statements included in this Annual Report, as well as other statements made from time to time by Company representatives, which are not statements of historical facts (including but not limited to statements concerning the future commercial success of the Company) constitute forward looking statements and are made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. There are a number of important factors which could cause the Company's actual results of operations and financial condition in the future to vary from that indicated in such forward looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information set forth below.

   The Company's products are in the early stages of commercialization and testing and there can be no assurance that these products will be technically or commercially successful or that the Company will be able to manufacture adequate quantities of its products at commercially acceptable cost levels or on a timely basis. The Company believes that several years of further development will be necessary before HTS wires and wire products will be available for significant commercial end-use applications.

   On April 8, 1997, the Company completed the Merger with SI, a developer and manufacturer of low temperature superconductor products for the industrial power quality market. The Company believes the acquisition of SI provides the Company with a strong commercial presence in this market. However, there can be no assurance that this Merger will produce the benefits anticipated by the Company.

   The Company expects to incur operating losses for at least the next few years, as it continues to devote significant financial resources to its research and development activities.

   The Company expects that some or all of the HTS materials used in manufacturing its products, and certain of the methods used by the Company in processing HTS materials, are or will become covered by patents issued to other parties (who may include competitors of the Company). Accordingly, the Company will need to acquire licenses to, or successfully contest the validity of, such patents in order to avoid patent infringement claims being brought against it. Although the Company expects that it will be able to obtain, on commercially reasonable terms, any required licenses, there can be no assurance that it will be able to do so. If the Company does not obtain such licenses, the Company may be forced to contest the validity of such patents or may face an infringement claim by the owners of such patents. The outcome of any such litigation is impossible to predict with certainty, and, regardless of its outcome, the Company may incur substantial costs in connection with any such litigation. The Company generally relies on a combination of patent protection and trade secret law to protect its proprietary technology. There can be no assurance that the steps taken by the Company to protect its technology will be adequate to prevent misappropriation by third parties or that third parties will not be able to independently develop similar technology.

   The HTS industry is characterized by rapidly advancing technology and the Company encounters intense competition in the development of HTS products, particularly from several major Japanese companies, including Sumitomo Electric Industries, Ltd., Showa Electric Wire & Cable Co., Ltd., Hitachi, Ltd., Hitachi Cable, Ltd., Furukawa Electric Co., Ltd., Fujikura Ltd., Mitsubishi Electric Corporation, and Kobe Steel, Ltd. Other competitors include Siemens A.G. in Germany, B.I.C.C. and Oxford Instruments in England, Alcatel-Alsthom in France, NKT in Denmark, and Intermagnetics General Corporation, Midwest Superconductivity, Inc., and 3M in the United States. The future success of the Company will depend in large part on its ability to keep pace with advancing HTS technology and such industry standards as may develop. There can be no assurance that the Company's development efforts will not be rendered obsolete by research efforts and technological advances made by others. Moreover, many of the Company's competitors have substantially greater financial resources and research and development, manufacturing and marketing capabilities than the Company. In addition, as the HTS industry develops, it is possible that other large industrial companies may enter this field.

   The Company believes that revenues from funded development contracts and the sale of prototypes, together with its current cash and marketable securities, should provide adequate funding to meet the Company's cash requirements for its planned operations for at least the next year. Thereafter, the Company may need substantial additional funds for its research and development programs, operating expenses, licensing fees, scale-up of manufacturing capabilities, expansion of sales and marketing capabilities, potential acquisitions and working capital. Moreover, the Company may need additional funds sooner than anticipated if the Company's performance deviates significantly from its current operating plan or if there are significant changes in competitive or other market factors. There can be no assurance that such funds, whether from equity or debt financing, development contracts or other sources, will be available on terms acceptable to the Company. Insufficient funds may require the Company to reduce, delay or eliminate certain research and development activities or to license or sell to others certain proprietary technology, which could delay, either temporarily or permanently, the development of certain products and technologies currently under development by the Company.

   For the Company to be financially successful, it must manufacture the products developed by it in commercial quantities, at acceptable costs and on a timely basis. The production of significant quantities at competitive costs presents a number of technological and engineering challenges for the Company, and significant start-up costs and unforeseen expenses may be incurred in connection with attempts to manufacture commercial quantities of the Company's products. In addition, the Company will be required to develop a marketing and sales force that effectively demonstrates the advantages of its products over more traditional products. The Company may also elect to enter into agreements or relationships with third parties regarding the commercialization or marketing of its products. There can be no assurance that the Company will be successful in its marketing efforts, that it will be able to establish adequate sales and distribution capabilities, that it will be able to enter into marketing agreements or relationships with third parties on financially acceptable terms, or that any such third parties will be successful in marketing the Company's products.

                                                                APPENDIX B


                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of American Superconductor Corporation:


We have audited the accompanying consolidated balance sheets of American Superconductor Corporation as of March 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Superconductor Corporation as of March 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.




                                                /s/ Coopers & Lybrand L.L.P.
                                                Coopers & Lybrand L.L.P.

Boston, Massachusetts
May 9, 1997

                       American Superconductor Corporation

                             SELECTED FINANCIAL DATA


Year ended March 31                         1997             1996               1995              1994              1993
=============================================================================================================================
Revenues                                $ 7,174,487     $ 7,130,899        $ 4,270,246        $ 3,944,447       $ 3,189,884
Net loss                                (10,422,131)     (7,319,873)        (5,771,642)        (5,405,735)       (4,304,420)
Net loss per share                            (1.09)          (0.77)             (0.62)             (0.67)            (0.55)
Total assets                             23,612,633      33,028,398         40,470,404         46,005,433         24,106,000
Working capital                           2,654,522       5,915,438          2,912,309          5,169,641         15,181,822
Cash and marketable securities*          16,023,020      26,362,601         33,138,679         41,232,122         21,629,969
Stockholders' equity                     21,404,441      31,731,367         38,488,791         44,160,744         22,138,749
-----------------------------------------------------------------------------------------------------------------------------

The Company has paid no dividends.

* Includes Cash and Cash Equivalents, Short-Term Investments and Long-Term Marketable Securities.

                       American Superconductor Corporation

                           CONSOLIDATED BALANCE SHEETS

March 31                                                        1997              1996
======================================================================================
ASSETS
Current assets:
   Cash and cash equivalents                            $   576,914       $  4,104,703
   Accounts receivable                                    2,518,331          1,485,628
   Notes receivable                                         383,607            607,536
   Inventory                                              1,054,141            779,428
   Prepaid expenses and other current assets                329,721            226,179
--------------------------------------------------------------------------------------
   Total current assets                                   4,862,714          7,203,474

Property and equipment:
   Equipment                                              8,064,091          6,779,649
   Furniture and fixtures                                   733,794            710,473
   Leasehold improvements                                 1,732,215          1,663,806
--------------------------------------------------------------------------------------
                                                         10,530,100          9,153,928
Less accumulated depreciation and amortization           (7,268,315)        (5,606,374)
--------------------------------------------------------------------------------------
Property and equipment, net                               3,261,785          3,547,554

Long-term marketable securities                          15,446,106         22,257,898
Other assets                                                 42,028             19,472
--------------------------------------------------------------------------------------
   Total assets                                        $ 23,612,633       $ 33,028,398
======================================================================================



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses               $  2,208,192       $  1,288,036
--------------------------------------------------------------------------------------
   Total current liabilities                              2,208,192          1,288,036

Obligation under capital lease, net of current portion            -              8,995
Commitments (Note 7)

Stockholders' equity:
   Common stock ($.01 par value); 20,000,000
      shares authorized; 9,562,157 and
      9,487,277 shares issued and outstanding
      at March 31, 1997 and 1996, respectively               95,622             94,873
   Additional paid-in capital                            64,182,878         63,460,452
   Deferred compensation                                    (25,480)           (50,960)
   Deferred contract costs-warrants                        (557,265)                 -
   Unrealized loss on investments                          (143,661)           (61,970)
   Cumulative translation adjustment                         (9,892)             4,602
   Accumulated deficit                                  (42,137,761)       (31,715,630)
--------------------------------------------------------------------------------------
   Total stockholders' equity                            21,404,441         31,731,367
--------------------------------------------------------------------------------------
   Total liabilities and stockholders' equity          $ 23,612,633       $ 33,028,398
======================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                       American Superconductor Corporation

                      CONSOLIDATED STATEMENTS OF OPERATIONS


For the years ended March 31                                  1997              1996              1995
=======================================================================================================
Revenues:
    Contract revenue                                  $  5,296,970        $ 4,764,548       $ 3,162,872
    Prototypes and prototype development contracts       1,877,517          2,366,351         1,107,374
------------------------------------------------------------------------------------------------------
    Total revenues                                       7,174,487          7,130,899         4,270,246
------------------------------------------------------------------------------------------------------

Costs and expenses:
    Costs of revenue                                     7,507,626          7,331,390         4,396,572
    Research and development                             7,708,759          5,341,437         4,634,017
    Selling, general and administrative                  2,818,320          3,319,451         2,856,812
-------------------------------------------------------------------------------------------------------
    Total costs and expenses                            18,034,705         15,992,278        11,887,401
-------------------------------------------------------------------------------------------------------

Interest income                                          1,171,969          1,579,035         1,868,606
Other expense, net                                         (23,777)           (37,529)          (23,093)
Transaction fees                                          (710,105)                 -                 -
-------------------------------------------------------------------------------------------------------
Other income, net                                          438,087          1,541,506         1,845,513
-------------------------------------------------------------------------------------------------------
       Net loss                                       $(10,422,131)       $(7,319,873)      $(5,771,642)
=======================================================================================================
Net loss per common share                                  $ (1.09)            $ (.77)          $ (0.62)
=======================================================================================================
Weighted average number of
    common shares outstanding                            9,560,818          9,470,931         9,380,787
=======================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                       American Superconductor Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended March 31                                      1997               1996             1995
==========================================================================================================
Operating activities:
   Net loss                                               $(10,422,131)      $(7,319,873)      $(5,771,642)
   Adjustments to reconcile net loss to net
         cash from operations:
      Forgiveness of notes receivable                          206,744           104,778                 -
      Depreciation and amortization                          1,701,749         1,623,901         1,453,850
      Gain on disposals of property and equipment               (9,697)                -                 -
      Deferred compensation expense                             25,480            29,960           112,680
      Deferred contract costs-warrants                          79,613                 -                 -
      Changes in operating asset
         and liability accounts:
         Accounts receivable                                (1,032,702)          364,014        (1,052,483)
         Inventory                                            (274,713)          (88,354)         (559,626)
         Prepaid expenses and other current assets            (103,542)          (25,071)          (21,883)
         Accounts payable and accrued expenses                 920,156          (684,582)          136,924
----------------------------------------------------------------------------------------------------------
Net cash used by operating activities                       (8,909,043)       (5,995,227)       (5,702,180)

Investing activities:
   Notes receivable                                            (82,815)          (40,973)         (671,341)
   Repayment of notes receivable                               100,000                 -                 -
   Purchase of property and equipment                       (1,415,199)       (1,309,634)       (1,688,916)
   Sale of long-term marketable securities                   6,730,101         9,924,608         3,099,626
   Decrease (increase) in other assets                         (37,130)           28,676              (701)
----------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                    5,294,957         8,602,677           738,668

Financing activities:
   Net proceeds from issuance of stock                          86,297            29,969           542,776
----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                       86,297            29,969           542,776
----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents        (3,527,789)        2,637,419        (4,420,736)
Cash and cash equivalents at beginning of year               4,104,703         1,467,284         5,888,020
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                  $    576,914       $ 4,104,703       $ 1,467,284
==========================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                       American Superconductor Corporation

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                              Common Stock
                                             --------------             Additional
                                       Number of           Par           Paid-in       Deferred
                                         Shares           Value          Capital     Compensation
--------------------------------------------------------------------------------------------------
Balance at March 31, 1994              9,333,608        $93,336      $62,889,244       $(193,600)
Exercise of stock options                132,540          1,325          512,696
Issuance of common stock                   1,500             15           28,740
Amortization of deferred
    compensation                                                                         112,680
Purchase of fractional shares                (21)
Cumulative translation
    adjustment
Unrealized loss on investments
Net Loss
--------------------------------------------------------------------------------------------------
Balance at March 31, 1995              9,467,627         94,676       63,430,680         (80,920)
Exercise of stock options                 19,660            197           29,772
Amortization of deferred
    compensation                                                                          29,960
Purchase of fractional shares                (10)
Cumulative translation
    adjustment
Unrealized gain on investments
Net Loss
--------------------------------------------------------------------------------------------------
Balance at March 31, 1996              9,487,277         94,873       63,460,452         (50,960)

Exercise of stock options                 74,880            749           85,548
Amortization of deferred
    compensation                                                                          25,480
Cumulative translation
    adjustment
Deferred contract costs  - warrant                                       636,878
Warrant expense
Unrealized loss on investments
Net Loss
--------------------------------------------------------------------------------------------------
Balance at March 31, 1997              9,562,157        $95,622      $64,182,878       $ (25,480)
==================================================================================================




                                     Deferred        Unrealized    Cumulative                        Total
                                      Contract      Gain/Loss on   Translation   Accumulated     Stockholders'
                                         Costs      Investments    Adjustment      Deficit           Equity
--------------------------------------------------------------------------------------------------------------
Balance at March 31, 1994                                            $(4,121)   $(18,624,115)    $ 44,160,744
Exercise of stock options                                                                             514,021
Issuance of common stock                                                                               28,755
Amortization of deferred
    compensation                                                                                      112,680
Purchase of fractional shares
Cumulative translation
    adjustment                                                        17,314                           17,314
Unrealized loss on investments                       (573,081)                                       (573,081)
Net Loss                                                                          (5,771,642)      (5,771,642)
--------------------------------------------------------------------------------------------------------------
Balance at March 31, 1995                            (573,081)        13,193     (24,395,757)      38,488,791
Exercise of stock options                                                                              29,969
Amortization of deferred
    compensation                                                                                       29,960
Purchase of fractional shares
Cumulative translation
    adjustment                                                        (8,591)                          (8,591)
Unrealized gain on investments                        511,111                                         511,111
Net Loss                                                                          (7,319,873)      (7,319,873)
--------------------------------------------------------------------------------------------------------------
Balance at March 31, 1996                             (61,970)         4,602     (31,715,630)      31,731,367

Exercise of stock options                                                                              86,297
Amortization of deferred
    compensation                                                                                       25,480
Cumulative translation
    adjustment                                                       (14,494)                         (14,494)
Deferred contract costs  - warrant     (636,878)
Warrant expense                          79,613                                                        79,613
Unrealized loss on investments                        (81,691)                                        (81,691)
Net Loss                                                                         (10,422,131)     (10,422,131)
--------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997             $(557,265)    $(143,661)       $(9,892)   $(42,137,761)    $ 21,404,441
==============================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                       American Superconductor Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                            1. NATURE OF THE BUSINESS

American Superconductor Corporation (the "Company") was organized to develop and commercialize high temperature superconducting (HTS) wires, wire products and systems which include electromagnetic coils, electromagnets and multistrand conductors for incorporation in compact, cost-effective electric power and magnet systems such as electric generators, power transmission lines, large-scale electric motors, transformers, current limiters, and superconducting magnetic energy storage (SMES) devices. As the Company is moving toward commercialization of the technology, the Company is no longer reporting its financial statements as a development stage enterprise.

   The Company has devoted substantially all of its efforts to conducting research and development. The Company has recorded contract revenue related to research and development contracts of approximately $5,297,000, $4,765,000 and $3,163,000 for the fiscal years ended March 31, 1997, 1996 and 1995, respectively. As discussed in Note 8, a significant portion of this contract revenue relates to development contracts with two stockholders, Inco Alloys International, Inc. ("Inco") and Pirelli Cavi S.p.A. ("Pirelli"). Included in costs of revenue are research and development expenses of approximately $5,322,000, $5,256,000 and $3,032,000 for the fiscal years ended March 31, 1997,
1996 and 1995, respectively. Selling, general and administrative expenses also included as costs of revenue for the fiscal years ended March 31, 1997, 1996 and 1995 were approximately $2,186,000, $2,075,000 and $1,365,000, respectively.

                       2. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

RECLASSIFICATION

Certain prior year amounts have been reclassified to be consistent with current year presentation.

CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of government obligations, short-term certificates of deposit and repurchase agreements.

ACCOUNTS RECEIVABLE

Due to scheduled billing requirements specified under certain contracts, a portion of the Company's accounts receivable balance at March 31, 1997 and 1996 was unbilled. The unbilled portion included in the accounts receivable balance was approximately $1,090,000 or 43% of total accounts receivable and $588,000 or 40% of total accounts receivable at March 31, 1997 and 1996, respectively. The Company expects the amounts to be billed in the next year.

LONG-TERM MARKETABLE SECURITIES

Long-term marketable securities, with original maturities of more than 12 months when purchased, consist primarily of U.S. Treasury Notes and a U.S. government agency security. These marketable securities are stated at amortized cost plus accrued interest which approximates fair value. Interest income is accrued as earned.

INVENTORY

Inventory, consisting of raw materials, work in progress, and finished goods is stated at the lower of cost (first in, first out) or market.

March 31                                         1997                      1996
------------------------------------------------------------------------------------
Raw materials                                $  536,000                $417,000
Work-in-progress                                348,000                 323,000
Finished goods                                  170,000                  39,000
                                              ---------                --------
                                             $1,054,000                $779,000
                                             ==========                ========

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

----------------------------------------------------------------------------------
Equipment                                                                3 years
Furniture and fixtures                                                   3 years
Leasehold improvements             shorter of lease term or useful life of asset

Maintenance and repairs are charged to expense as incurred while betterments are capitalized. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income or loss.

RESEARCH AND DEVELOPMENT

Research and product development costs are expensed as incurred.

RESEARCH AND DEVELOPMENT CONTRACTS

The Company has entered into contracts to perform research and development (see
Note 8). Revenues from these contracts are recognized utilizing the percentage of completion method measured by the relationship of costs incurred to total contract costs. Costs include direct engineering and development costs and applicable overhead. The Company generally recognizes its prototype revenue upon shipment or, for certain programs, on the percentage of completion method of accounting.

NET LOSS PER COMMON SHARE

Net loss per common share is computed based upon the weighted average number of common shares outstanding. Common equivalent shares are included in the per-share valuations only when the effect of their inclusion would be dilutive.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which is effective for fiscal years ending after December 15, 1997, including interim periods. Earlier application is not permitted. The Statement requires restatement of all prior-period earnings per share presented after the effective date. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. The Company will adopt SFAS 128 in fiscal year 1998 and has determined the impact to be immaterial.

FOREIGN CURRENCY TRANSLATION

The functional currency of the foreign subsidiary is the local currency. The assets and liabilities of this operation are translated into U.S. dollars at the exchange rate in effect at the balance sheet date and income and expense items are translated at average rates for the period. The effects of these translations are excluded from net loss as a separate component of stockholders' equity. Transaction gains and losses from foreign currency transactions have not been material to date.

RISKS AND UNCERTAINTIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows.

   The Company invests its cash and cash equivalents and investments with high credit quality financial institutions and invests primarily in short-term, intermediate-term, and long-term investment grade marketable securities, including but not limited to government obligations, repurchase agreements, and money market funds.

   The Company's receivables are comprised mostly of amounts owed by government agencies and some commercial companies. The Company does not require collateral or other security to support customer receivables. The Company believes any credit losses will not be material.

                          3. RELATED PARTY TRANSACTIONS

In fiscal 1995 the Company made a series of loans to an officer of the Company in the aggregate amount of $671,000 which included accrued interest. The Compensation Committee of the Board of Directors forgave $206,700 and $104,800 in fiscal years 1997 and 1996, respectively, of principal and accrued interest of the loans. In addition, the officer repaid $100,000 of principal in November 1996. The remaining principal and interest on the loan, which is approximately $331,000, is repayable on November 1, 1998.

                       4. LONG-TERM MARKETABLE SECURITIES

Long-Term Marketable Securities at March 31, 1997, consist of the following:

                                                                Aggregate           Fair            Gross
                                                                   Cost            Value       Unrealized Loss
--------------------------------------------------------------------------------------------------------------
U.S. government and U.S. government agency securities          $15,589,767      $15,446,106       $143,661

The Company's long-term marketable securities are classified as available-for-sale securities and, accordingly, are recorded at amortized cost plus accrued interest which approximates fair value. The difference between cost and fair value is included in stockholders' equity. All of these securities mature in one to three years.

                                 5. INCOME TAXES

The principal components of the Company's deferred tax liabilities and assets are the following:

March 31                                                         1997                     1996
------------------------------------------------------------------------------------------------
Deferred tax assets:
   Net operating loss carryforward                       $ 17,749,000             $ 13,936,000
   Research and development and other credits               1,021,000                  746,000
   Depreciation                                               637,000                  450,000
   Other                                                      114,000                   48,000
   Valuation allowance                                    (19,521,000)             (15,180,000)
------------------------------------------------------------------------------------------------
Net                                                                 -                        -
================================================================================================

At March 31, 1997, the Company had available for federal income tax purposes net operating loss carryforwards of approximately $44,300,000 which commence expiring in years 2005 through 2012. Based on the Internal Revenue Code, and changes in ownership of the Company, utilization of these net operating loss carryforwards may be subject to annual limitations. The Company also had approximately $1,021,000 of research and development and other credit carryforwards that are available to offset federal and state income taxes which expire in years 2005 through 2012.

                             6. STOCKHOLDERS' EQUITY

In November 1994, the Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend effective November 28, 1994, for stockholders of record on November 14, 1994. All share and per share data have been restated to reflect the split.

STOCK BASED COMPENSATION PLANS

     Under APB 25 no compensation expense has been recorded. The Company adopted the disclosure only option under Statement of Financial Accounting Standards
(SFAS) 123 "Accounting for Stock-Based Compensation" as of March 31, 1997. Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. Consistent with the method of SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

For the years ended March 31                              1997                1996
-------------------------------------------------------------------------------------
Net Loss                        As Reported           $(10,422)            $(7,320)
(in thousands)                  Pro Forma             $(11,096)            $(7,470)

Loss Per Share                  As Reported             $(1.09)             $(0.77)
                                Pro Forma               $(1.16)             $(0.79)

The pro forma amounts include the effects of all activity under the Company's stock based compensation plans since April 1, 1995. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: the weighted average risk free interest rate of 6.4% and 5.5% in 1997 and 1996, respectively; expected stock price volatility of 45%; no dividends; and a weighted average life of the options of 5 years. The weighted average fair value of options granted during 1997 and 1996 was $5.02 per share and $6.42 per share, respectively. The Company anticipates it will have additional activity under these plans in the future.

STOCK OPTION PLANS

The Company has five stock option plans including two Directors' Plans. The stock option plans (the "Plans") include the 1987 Stock Plan (the "1987 Plan"), the 1993 Stock Option Plan (the "1993 Plan"), the 1996 Stock Incentive Plan (the "1996 Plan"), the 1991 Directors' Stock Option Plan (the "1991 Directors Plan") and the 1994 Directors' Stock Option Plan (the "1994 Directors Plan"). The Plans are administered by the Compensation Committee of the Board of Directors and permit the Company to sell or award common stock or to grant stock options for the purchase of common stock.

The Plans provide for the issuance of incentive stock options and non-qualified stock options to purchase the Company's common stock. In the case of incentive stock options, the exercise price shall be equal to at least the fair market value of the common stock, as determined by the Board of Directors, on the date of grant. In the event that non-qualified stock options are granted under the 1987 Plan, the exercise price shall be not less than the lesser of the book value per share of common stock at the end of the fiscal year preceding the date of grant or 50% of the fair market value at the time of grant.

The 1991 and 1994 Directors' Plans are stock option plans for members of the Board of Directors who are not also employees of the Company ("outside directors"). The 1994 Directors' Plan provides for the automatic grant of stock options for the purchase of common stock of the Company by outside directors at an exercise price equal to fair market value at the grant date. The 1991 Directors' Plan is no longer operative.

Options granted under the Plans become exercisable ratably over a four or five year period and expire 10 years from the date of grant (subject to earlier termination in certain circumstances).

The following table summarizes information about stock options outstanding at March 31, 1997.

                                                      Outstanding                             Exercisable
                                                      -----------                             -----------

                            Weighted
                             Average                               Weighted                                Weighted
                           Remaining             Number             Average               Number            Average
Range of                 Contractual        Outstanding            Exercise          Exercisable           Exercise
Exercise Price                  Life         at 3/31/97               Price              3/31/97              Price
--------------                  ----         ----------               -----              -------              -----

$     .27   -1.07                3.3            140,350              $  .44              140,350             $  .44
$    6.23   -9.75                8.4            894,765              $ 9.11              217,465             $ 7.48
$   10.25  -13.50                8.3            565,650              $12.47              152,370             $11.61
$   14.00  -18.50                7.5            404,400              $16.78              164,660             $17.25
$   19.83  -23.25                7.3            540,500              $21.72              222,050             $21.67
                                                -------                                  -------
$     .27  -23.25                             2,545,665                                  896,895
                                              =========                                  =======

The following table summarizes the information concerning currently outstanding and exercisable options:

                                                                Weighted-Average             Number
                                               Shares            Exercise Price            Exercisable
----------------------------------------------------------------------------------------------------------------
Outstanding at March 31, 1994                 979,935                $ 7.79                 231,386
----------------------------------------------------------------------------------------------------------------
Granted                                       746,500                $20.89
Exercised                                   (132,540)                $ 3.89
Canceled                                     (49,410)                $14.02
----------------------------------------------------------------------------------------------------------------
Outstanding at March 31, 1995               1,544,485                $14.25                 375,495
----------------------------------------------------------------------------------------------------------------
Granted                                       482,600                $13.71
Exercised                                    (19,660)                $ 1.44
Canceled                                     (14,670)                $19.11
----------------------------------------------------------------------------------------------------------------
Outstanding at March 31, 1996               1,992,755                $14.21                 652,885
----------------------------------------------------------------------------------------------------------------
Granted                                       766,650                $10.43
Exercised                                    (74,880)                $ 1.11
Canceled                                    (138,860)                $17.49
================================================================================================================
Outstanding at March 31, 1997               2,545,665                $13.28                 896,895
================================================================================================================

Available for grant at March 31, 1997                                                       934,810
                                                                                            =======

DEFERRED COMPENSATION

The Company recorded an increase to additional paid-in capital and a corresponding charge to deferred compensation of approximately $127,000 in fiscal year 1993 related to the issuance of 10,000 shares of common stock. Compensation expense related to this and other prior stock transactions of approximately $25,000, $30,000, and $113,000 was recorded for the fiscal years ended March 31, 1997, 1996 and 1995, respectively.

                                 7. COMMITMENTS

The Company pays all real estate taxes and operating expenses related to its lease, which expires in May 1998 and which provides the Company with an option to extend the lease for two additional five-year periods.

   Rent expense was approximately $382,000, $382,000, and $372,000 for the fiscal years ended March 31, 1997, 1996, and 1995, respectively.

   In October 1992, the Company entered into a five-year collaborative technology development agreement with Superlink Joint Venture. The Company has the right to terminate this agreement under certain conditions.

   Research and development expenses related to the technical agreement with Superlink Joint Venture were approximately $135,000, $150,000 and $230,000 for the fiscal years ended March 31, 1997, 1996, and 1995, respectively.

     Minimum lease and funding commitments at March 31, 1997 are as follows:

------------------------------------------------------------------------------
1998                                                              $432,000
1999                                                              $ 64,000


                     8. RESEARCH AND DEVELOPMENT AGREEMENTS

In March of 1996, the Company extended its development contract with Pirelli, a stockholder in the Company, to jointly develop high temperature superconducting cable wires. The Company terminated its development contracts with both Hoechst AG and Inco Alloys International in August 1994 and December 1996, respectively.

   The Company recorded revenues under these contracts as follows:

For the years ended March 31                        1997                     1996                    1995
--------------------------------------------------------------------------------------------------------------
Inco                                          $  825,000               $1,100,000              $1,100,000
Pirelli                                        2,500,000                2,831,000               1,000,000
Hoechst                                                -                        -                 500,000
--------------------------------------------------------------------------------------------------------------
                                              $3,325,000               $3,931,000              $2,600,000
==============================================================================================================

Future funding commitments under the Pirelli contract are approximately $5,250,000 over the next two and one-half years.

   In March 1996, the Company entered into a new strategic alliance with the Electric Power Research Institute (EPRI) to develop and commercialize next-generation HTS wire. Under this agreement, warrants to purchase common stock of the Company will be granted to EPRI and become exercisable over the next five years. The Company will receive exclusive license rights to jointly-developed intellectual property from EPRI. This agreement is subject to early termination if certain conditions are not met. The Company recorded an increase to additional paid-in capital and a corresponding charge to deferred contract costs of approximately $637,000 in fiscal 1997 relating to these warrants. Warrant expense related to this agreement was approximately $80,000 for the fiscal year ended March 31, 1997.

                          9. COST-SHARING ARRANGEMENTS

The Company has entered into several cost-sharing arrangements with various agencies of the United States government. These funds are used to directly offset the Company's research and development and selling, general and administrative expenses and to purchase capital equipment. The Company has recorded costs (including capital equipment purchases) and funding under these agreements of $3,197,000 and $1,706,000, respectively, for fiscal 1997 and $2,590,000 and $985,000, respectively, for fiscal 1996. At March 31, 1997, total funding received to date under these agreements was $5,853,000. Future funding expected to be received under existing agreements is approximately $6,355,000 over the next four years subject to continued future funding allocations.

                    10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

March 31                                       1997                    1996
--------------------------------------------------------------------------------
Accounts payable                         $1,958,739              $1,101,856
Accrued expenses                             34,153                  35,815
Accrued vacation                            215,300                 150,365
--------------------------------------------------------------------------------
                                         $2,208,192              $1,288,036
================================================================================


                            11. EMPLOYEE BENEFIT PLAN

Effective March 1, 1992, the Company implemented a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the "Plan"). Under the Plan, eligible employees are permitted to contribute, subject to certain limitations, up to 15% of their gross salary. The Company does not have post-retirement or post-employment benefit plans.

                              12. SUBSEQUENT EVENTS

SUPERCONDUCTIVITY, INC.
-----------------------

In April 1997, the Company completed a transaction (the "Merger") with Superconductivity, Inc. ("SI"), a manufacturer of low temperature superconductor products for the industrial power quality market. This transaction, in which the Company acquired all of the outstanding stock of SI by means of a merger of SI into a subsidiary of the Company, will be accounted for as a pooling of interests. The Merger was effected through the exchange of 942,961 shares of the Company's common stock for all of the issued and outstanding shares of SI, based on a merger exchange ratio of .3292 shares of the Company's common stock for each share of SI common stock. The following unaudited pro forma results of operations assume the Merger had occurred on April 1, 1994, and include the audited results of the Company for the years ended March 31, 1997, 1996 and 1995 combined with the audited results of SI for the years ended December 31, 1996, 1995, and 1994, respectively.

For the fiscal years ended            1997               1996               1995
                                      ----               ----               ----
(In thousands)

Revenues:
     ASC                            $7,174             $7,131             $4,270
     SI                              3,376              3,633              4,323
                                     -----              -----              -----
     Combined                      $10,550            $10,764             $8,593
                                   =======            =======             ======

Net loss:
     ASC                         ($10,422)           ($7,320)           ($5,772)
     SI                            (2,955)            (2,378)            (1,264)
                                   -------            -------            -------
     Combined                    ($13,377)           ($9,698)           ($7,036)
                                 =========           ========           ========

Expenses incurred by the Company in connection with the Merger amounting to $710,105 have been included in the net loss for 1997. Additional merger expenses of approximately $1,458,000 were recorded by SI in the quarter ended March 31, 1997, and are not included in the above results of operations. Effective with the Merger, SI's fiscal year end will be changed from December 31 to March 31 to conform with the Company's fiscal year-end.

ELECTRICITE DE FRANCE
---------------------

In April 1997, the Company entered into a strategic alliance agreement with an affiliate of Electricite de France (EDF) under which EDF purchased one million shares of the Company's common stock at $10 per share. The Company intends to use the proceeds of this $10 million equity investment to accelerate the development and commercialization of HTS technology for uses specific to the electric utility industry.