Form 10-K/A
period 1997-03-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 1997-07-03
CIK 880807

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


                           COMMISSION FILE NO. 0-19672


                       AMERICAN SUPERCONDUCTOR CORPORATION
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                    04-2959321
------------------------------------     ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


Two Technology Drive, Westborough, Massachusetts                         01581
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

                                   SIGNATURES

     Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A amending its annual report on Form 10-K for the fiscal year ended March 31, 1997 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICAN SUPERCONDUCTOR CORPORATION



                                        By: /s/ Ramesh L. Ratan
                                           ----------------------------------
                                        Ramesh L. Ratan,
                                          Executive Vice President,
                                          Corporate Development,
                                          Chief Financial Officer and
                                          Secretary

                                        Date:  July 3, 1997

                                  EXHIBIT INDEX


   Exhibit No.                   Description                            Page No.
   -----------                   -----------                            --------

       3.1**        -Restated Certificate of Incorporation of the
                       Registrant
       3.2*         -By-laws of the Registrant, as amended to date
       4.1*         -Specimen Certificate for shares of Common Stock,
                       $.01 par value, of the Registrant
    $$10.1*         -Employment Agreement dated as of December 4, 1991
                       between the Registrant and Gregory J. Yurek
    $$10.2*         -Employment Agreement dated as of December 4, 1991
                       between the Registrant and Alexis P. Malozemoff
      10.3*         -Form of Employee Nondisclosure and
                       Developments Agreement
    $$10.4*         -Employee Nondisclosure and Developments Agreement
                       dated as of December 26, 1990 between
                       the Registrant and Alexis P. Malozemoff
    $$10.5*         -Noncompetition Agreement dated as of July 10,
                       1987 between the Registrant and John Vander Sande
     $10.6*         -License Agreement between the Registrant and
                       MIT dated as of July 6, 1987
     $10.7*         -License Agreement between the Registrant and
                       MIT dated as of January 31, 1989
     $10.8*         -License Agreement dated as of August 1, 1991
     $10.9*         -License Agreement dated as of September 1, 1991
     $10.10**       -Second Amendment dated as of January 27, 1992
                       between the Registrant and MIT amending the
                       License Agreement dated as of July 6, 1987
                       between the Registrant and MIT
     $10.11***      -Technology Development and Patent Licensing
                       Agreement dated October 7, 1992 among the
                       Registrant and Electricity Corporation of
                       New Zealand Limited and Industrial Research Limited
    $$10.12***      -Employment Agreement dated as of December 31,
                       1992 between American Superconductor
                       Europe GmbH and Dr. Gero Papst
      10.13***      -Lease dated March 9, 1993 between CGLIC on
                       Behalf of its Separate Account R, as Landlord,
                       and the Registrant
      10.14+        -First Amendment to Lease between CGLIC, on Behalf
                       of its Separate Account R, as Landlord, and the R Registrant, as Tenant dated October 27, 1993
    $$10.15***      -1993 Stock Option Plan

      10.16++       -Agreement dated January 1, 1994 between Pirelli
                       Cavi S.p.A. and the Registrant
     $10.17###      -Agreement between Pirelli Cavi S.p.A. and American
                       Superconductor Corporation, dated October 1, 1995
      10.18++       -Technology Development and Patent Licensing
                       Agreement, First Amendment dated August 7, 1993
                       among the Registrant and Electricity Corporation of
                       New Zealand and Industrial Research Limited
      10.19+++      -Subcontract Agreement effective as of September 30,
                       1993 by and between the Registrant and Reliance
                       Electric Company
     $10.20#        -Fourth Amendment, dated May 15, 1995, to the
                       Exclusive License Agreement between the Registrant
                       and MIT dated July 6, 1987
    $$10.21##       -1996 Stock Incentive Plan
     $10.22###      -Management Agreement between Electric Power
                       Research Institute, Inc. and American Superconductor Corporation, effective January 1, 1996
     $10.23###      -Technology License Agreement between Electric Power
                       Research Institute, Inc. and American Superconductor Corporation, effective January 1, 1996
     $10.24###      -Warrant granted to Electric Power Research Institute, Inc.
                       by American Superconductor Corporation, dated
                       March 26, 1996
    $$10.25@        -Consulting Agreement dated as of January 1, 1997 between
                       the Registrant and John Vander Sande
    $$10.26@        -Consulting Agreement dated as of May 1, 1997 between
                       the Registrant and Frank Borman
    $$10.27@        -Consulting Agreement dated as of October 1, 1996 between
                       the Registrant and Richard Drouin
    $$10.28@        -Consulting Agreement dated as of July 1, 1996 between
                       the Registrant and The Baciocco Group
      10.29@        -Strategic Alliance Agreement by and among the Registrant
                       and CHARTH (Compagnie Holding D'Applications Et De Realisations Thermiques Et Hydrauliques), dated as of April 1, 1997
      21.1@         -Subsidiaries
      23.1          -Consent of Coopers & Lybrand L.L.P.

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

+++ Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K filed with the Commission on June 29, 1994.

# Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K filed with the Commission on June 29, 1995.

## Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K filed with the Commission on June 28, 1996.

### Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K/A filed with the Commission on March 10, 1997.

@ Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K filed with the Commission on June 30, 1997.

$ Confidential treatment previously requested and granted with respect to certain portions, which portions were omitted and filed separately with the Commission.

$$ Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.