Form 10-Q
period 1997-06-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 1997-08-14
CIK 880807

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   -----------


For The Quarter Ended:  June 30, 1997            Commission File Number 0-19672
                        -------------


                       American Superconductor Corporation
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                      04-2959321
---------------------------------       ----------------------------------------
(State or other jurisdiction            (I.R.S. Employer Identification Number)
of organization or incorporation)


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


                           YES  X        NO
                              -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Common Stock, par value $.01 per share                   11,662,790
--------------------------------------       -----------------------------------
              Class                           Outstanding as of August 12, 1997

                       AMERICAN SUPERCONDUCTOR CORPORATION

                                      INDEX





                                                                        Page No.
                                                                        --------
Part I - Financial Information

     Consolidated Balance Sheets
         June 30, 1997 and March 31, 1997 (unaudited)                        3

     Consolidated Statements of Operations
         for the three months ended
         June 30, 1997 and 1996 (unaudited)                                  4

     Consolidated Statements of Cash Flows
         for the three months ended
         June 30, 1997 and 1996 (unaudited)                                  5

     Notes to Interim Consolidated Financial Statements                    6-7

     Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              8-10

Part II - Other Information                                                 11

Signatures                                                                  12

                       AMERICAN SUPERCONDUCTOR CORPORATION


                           CONSOLIDATED BALANCE SHEETS

                                                    June 30,       March 31,
                                                     1997            1997
                                                  -----------     -----------
                                                  (unaudited)     (unaudited)
                      ASSETS
Current assets:
     Cash and cash equivalents                    $ 4,790,111     $   584,804
     Accounts receivable                            3,155,333       3,070,573
     Notes receivable                                 335,247         383,607
     Inventory                                      3,234,827       2,940,656
     Prepaid expenses and other current assets        302,388         345,344
                                                  -----------     -----------

         Total current assets                      11,817,906       7,324,984

Property and equipment:

     Equipment                                     10,389,617      10,137,721
     Furniture and fixtures                           764,848         733,794
     Leasehold improvements                         1,757,536       1,732,215
                                                  -----------     -----------

                                                   12,912,001      12,603,730
Less: accumulated depreciation                     (9,331,525)     (8,835,754)
                                                  -----------     -----------
Property and equipment, net                         3,580,476       3,767,976

Long-term marketable securities                    12,776,388      15,446,106
Other assets                                            5,654          42,028
                                                  -----------     -----------

Total assets                                      $28,180,424     $26,581,094
                                                  ===========     ===========


                                                    June 30,       March 31,
                                                     1997            1997
                                                  -----------     -----------
                                                  (unaudited)     (unaudited)

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Note payable-line of credit                  $        --     $   530,000
     Accounts payable and accrued expenses          2,027,811       4,283,612
     Deferred revenue                                 833,973       1,519,678
     Short-term notes                                 315,779         673,428
                                                  -----------     -----------
         Total current liabilities                  3,177,563       7,006,718

Long-term debt                                      3,200,538       3,073,663

Commitments                                                --              --

Stockholders' equity:
     Common stock ($.01 par);                         115,753         105,051
         20,000,000 shares
         authorized and 11,575,266 and
         10,505,118 issued and outstanding at
         June 30, 1997 and March 31,
         1997, respectively

     Additional paid-in capital                    86,413,861      76,388,679
     Deferred compensation                            (25,480)        (25,480)
     Deferred contract costs                         (517,459)       (557,265)
     Unrealized gain/(loss) on investments            (44,677)       (143,661)
     Cumulative translation adjustment                (13,566)         (9,892)
     Accumulated deficit                          (64,126,109)    (59,256,719)
                                                  -----------     -----------
Total stockholders' equity                         21,802,323      16,500,713
                                                  -----------     -----------

Total liabilities and stockholders' equity        $28,180,424     $26,581,094
                                                  ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements

                       AMERICAN SUPERCONDUCTOR CORPORATION


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                       Three Months Ended
                                                             June 30,
                                                      1997             1996
                                                   -----------      -----------
Revenues:
     Contract revenue                              $ 1,103,444      $ 1,321,239
     Prototypes and prototype
        development contracts                        2,165,281        1,353,964
     Rental revenue                                    296,874          176,620
     Other revenue                                           0            4,000
                                                   -----------      -----------
        Total revenues                               3,565,599        2,855,823


Costs and expenses:

     Costs of  revenue                               2,938,709        2,554,168

     Research and development                        1,966,554        2,445,772

     Selling, general and administrative             1,507,322        1,516,399
                                                   -----------      -----------
        Total costs and expenses                     6,412,585        6,516,339


Transaction fees                                       (29,817)               0
Interest income                                        271,963          347,261
Interest expense                                       (75,992)         (92,315)
Other income (expense), net                            (32,161)         (39,354)
                                                   -----------      -----------

Net loss                                           $(2,712,993)     $(3,444,924)
                                                   ===========      ===========

Net loss per common share                          $     (0.23)     $     (0.33)
                                                   ===========      ===========
Weighted average number of
     common shares outstanding                      11,570,723       10,493,185
                                                   ===========      ===========












                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                       AMERICAN SUPERCONDUCTOR CORPORATION


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         Three Months Ended
                                                                               June 30,
                                                                        1997             1996
                                                                     -----------      -----------
Operating activities:
  Net loss                                                           $(2,712,993)     $(3,444,924)
  Adjustments to reconcile net loss to net cash from operations
     Forgiveness of notes receivable                                           0          106,744
     Depreciation and amortization                                       438,566          449,529
     Loss on disposal of property & equipment                             24,569                0
     Deferred compensation expense                                             0                0
     Deferred contract costs-warrants                                     39,806                0
     Changes in operating asset and liability accounts:
        Accounts receivable                                             (625,729)        (822,212)
        Inventory                                                        154,435          412,266
        Prepaid expenses and other current assets                         37,409         (233,231)
        Accounts payable and accrued expenses                         (3,182,661)        (240,108)
        Notes payable-line of credit                                    (875,000)               0
        Deferred revenue                                              (1,327,822)        (139,620)
                                                                     -----------      -----------
Total adjustments                                                     (5,316,427)        (466,632)
                                                                     -----------      -----------
Net cash used by operating activities                                 (8,029,420)      (3,911,556)
                                                                     -----------      -----------

Investing activities:
     Notes receivable                                                     (4,830)          (8,622)
     Repayment of notes receivable                                        53,190                0
     Purchase of property and equipment, net                            (352,538)        (513,521)
     Purchase of long-term marketable securities                      (3,000,000)               0
     Sale of long-term marketable securities                           5,768,702        1,487,677
     Decrease(increase) in other assets                                   36,374           12,562
                                                                     -----------      -----------
Net cash provided by investing activities                              2,500,898          978,096
                                                                     -----------      -----------

Financing activities:
     Net proceeds from issuance of stock and warrants                 10,035,884           93,609
     Short-term notes                                                   (357,649)         (51,102)
     Long-term debt                                                       63,438          595,000
                                                                     -----------      -----------
Net cash provided by financing activities                              9,741,673          637,507
                                                                     -----------      -----------

Net increase (decrease) in cash and cash equivalents                   4,213,151       (2,295,953)

Cash and cash equivalents at beginning of period                         584,804        4,261,051
Effect of SI's excluded results                                           (7,844)        (142,308)
                                                                     -----------      -----------
Cash and cash equivalents at end of period                           $ 4,790,111      $ 1,822,790
                                                                     ===========      ===========



                   The accompanying notes are an integral part
                    of the consolidated financial statements

                       AMERICAN SUPERCONDUCTOR CORPORATION


               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



1.   NATURE OF BUSINESS:

     American Superconductor Corporation (the "Company"), which was formed on April 9, 1987, develops and commercializes high temperature superconducting ("HTS") wire, wire products and systems, including current leads, multistrand conductors, electromagnetic coils, and electromagnets and subsystems comprising electromagnetics intergrated with appropriate cooling systems. The focus of the Company's development and commercialization efforts is on electrical equipment for use by electric utilities and industrial users of electrical power. In the area of power quality, the Company is focused on power transmission cables, motors, transformers, generators and fault current limiters. In the area of power quality, the Company is focused on marketing and selling commercial superconducting magnetic energy storage (SMES) devices, on development and commercialization of new SMES products, and on development of power electronic subsystems and engineering services for the power quality marketplace. The Company operates in one business segment.

     The Company derives a substantial portion of its revenue from research and development contracts. A significant portion of this contract revenue relates to a development contract with one stockholder, Pirelli Cavi S.p.A.

2.   BASIS OF PRESENTATION:

     The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosure normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended June 30, 1997 and 1996 and the financial position at June 30, 1997.

     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended March 31, 1997 which are contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.

     On April 8, 1997 the Company completed a transaction (the "Merger") in which the Company acquired all the outstanding stock of Superconductivity, Inc. ("SI"). These consolidated financial statements have been prepared following the pooling of interests method of accounting and reflect the combined financial position, operating results and cash flows of the Company and SI as if they had been combined for all periods presented. Prior to the merger, SI's fiscal year-end was December 31. Effective with the merger, SI's year-end was changed to March 31 to conform with the Company's year-end. The March 31, 1997 Consolidated Balance Sheet combines SI's audited balance sheet at December 31, 1996 with the Company's audited balance sheet at March 31, 1997. As a result, SI's cash flow activity for the three months ended March 31, 1997 and 1996 is listed as "Effect of SI's excluded results" on the Consolidated Statement of Cash Flows to account for the difference in the beginning cash and cash equivalents between December 31 and March 31 of each year.

     Included in "Costs of Revenue" are research and development expenses of approximately $918,000 and $905,000 for the three months ended June 30, 1997 and 1996, respectively.

                       AMERICAN SUPERCONDUCTOR CORPORATION

3.   DEFERRED CONTRACT COSTS-WARRANTS:

     In March of 1996, the Company entered into a strategic alliance with the Electric Power Research Institute (EPRI). Under this agreement a warrant for 100,000 shares of common stock of the Company was granted and becomes exercisable over the next five years. The Company recorded an increase to additional paid-in capital and a corresponding charge to Deferred Contract Costs of approximately $637,000 in the first quarter ended June 30, 1996. This amount will be expensed over five years. Warrant expense related to this transaction was approximately $40,000 for the quarter ended June 30, 1997.

4.   NET LOSS PER COMMON SHARE:

     Net loss per common share is computed based upon the weighted average number of common shares outstanding.

5.   COST-SHARING AGREEMENTS:

     For the three months ended June 30, 1997 the Company received funding of $450,000 under a government cost-sharing agreement with the Department of Energy. This funding was used to directly offset research and development and selling, general and administrative expenses.

6.   SUBSEQUENT EVENTS:

     On July 31, 1997 the Company completed a transaction in which the Company acquired all the outstanding stock of Applied Engineering Technologies, Ltd. ("AET") in exchange for 68,306 shares of the Company's common stock, valued at approximately $700,000 as of the closing of the acquisition. The Company also assumed approximately $121,000 of AET's liabilities. AET will operate as a division of the Company under the name AET Cryogenics. The transaction will be accounted for under the pooling of interests method.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                        THREE MONTHS ENDED JUNE 30, 1997




RESULTS OF OPERATIONS

American Superconductor Corporation's results for the prior-year period have been restated to reflect the acquisition of Superconductivity, Inc. ("SI"), a developer and manufacturer of low temperature superconductor products for the industrial power quality market. American Superconductor Corporation ("the Company") completed the transaction on April 8, 1997, acquiring all of the outstanding stock of SI by means of a merger of a subsidiary of the Company into SI, which is now being operated as a wholly-owned subsidiary of the Company. The transaction was accounted for as a pooling of interests.

Revenues during the three months ended June 30, 1997 were $3,566,000 compared to $2,856,000 for the same period a year earlier. Revenues in the first quarter were positively affected by SI's shipment of its second PQ DC(TM) SMES system to Tinker Air Force Base in Oklahoma in June, 1997.

For the three months ended June 30, 1997, the Company also recorded funding of $450,000 under a government cost-sharing agreement with the Department of Energy ("DOE"). Funding under cost-sharing agreements for the three months ended June 30, 1996 was $71,000. The Company anticipates that a portion of its funding in the future will continue to come from cost-sharing agreements as the Company continues to develop joint programs with government agencies. Funding from government cost-sharing agreements is recorded as an offset to research and development and selling, general and administrative expenses, as required by government contract accounting guidelines, rather than as revenues.

The Company's total operating expenses for the three months ended June 30, 1997 were $6,413,000, compared to $6,516,000 for the same period last year.

Costs of revenue increased to $2,939,000 from $2,554,000 for the same period a year earlier. This increase primarily reflects the costs of revenue associated with SI's shipment of the PQ DC(TM) SMES system to Tinker Air Force Base.

Research and development ("R&D") expenses declined to $1,967,000 during the first quarter from $2,446,000 a year earlier. This decrease was primarily the result of certain R&D expenses that were incurred in the quarter but which have been deferred pending the finalization of two cost-reimbursement R&D contracts with longstanding corporate partners. R&D expenses also declined as a result of certain R&D expenditures that were offset by increased funding received under the DOE cost-sharing agreement. The R&D amounts offset by cost-sharing funding were $232,000 and $36,000 in the first quarter of fiscal years 1998 and 1997, respectively. In addition, certain R&D expenditures related to externally funded development contracts have been classified as costs of revenue

                       AMERICAN SUPERCONDUCTOR CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                        THREE MONTHS ENDED JUNE 30, 1997



(rather than as R&D expenses). R&D expenditures included as costs of revenue for the three-month period ended June 30, 1997 were $918,000 compared to $905,000 for the same period last year.

Selling, general and administrative ("SG&A") expenses for the quarter ended June 30, 1997 were $1,507,000 compared to $1,516,000 for the same period the prior year. This slight decrease was primarily the result of certain SG&A expenditures that were offset by increased funding received under the DOE cost-sharing agreement. The SG&A amounts offset by cost-sharing funding were $218,000 and $35,000 in the first quarter of fiscal years 1998 and 1997, respectively. In addition, certain SG&A expenditures related to externally funded development contracts have been classified as costs of revenue (rather than as SG&A expenses). Such indirect costs included in costs of revenue during the three-month period ended June 30, 1997 were $407,000 compared to $411,000 for the same period last year.

Interest income was $272,000 in the quarter ended June 30, 1997 compared to $347,000 for the same period in the previous year. This decrease primarily reflects lower cash balances available for investment as a result of cash being used to fund the Company's operations and to purchase property and equipment.

The Company expects to continue to incur operating losses for at least the next few years, as it continues to devote significant financial resources to its research and development activities and commercialization efforts.

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

Please refer to the "Future Operating Results" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 for a discussion of certain factors that may affect the Company's future results of operation and financial condition.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                        THREE MONTHS ENDED JUNE 30, 1997



LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had cash, cash equivalents and long-term marketable securities of $17,566,000 compared to $16,031,000 at March 31, 1997. This increase was primarily due to a $10,000,000 equity investment in the Company on April 7, 1997 by a subsidiary of Electricite de France, partially offset by the payment of approximately $4,400,000 related to the investment banking and legal fees associated with the Company's April 8, 1997 acquisition of SI and the retirement of various SI liabilities. The other principal uses of cash during the quarter ended June 30, 1997 were the funding of the Company's operations and the acquisition of capital equipment, primarily for research and development and manufacturing.

The Company believes that several years of further development will be necessary before HTS wires and related products are available for any significant commercial applications. Management believes that revenues from funded development contracts and the sale of prototypes and its cash, cash equivalents and long-term marketable securities and interest thereon should provide adequate funding to meet the Company's cash requirements for its planned operations for the next year, including the needs of the Company's recently-acquired businesses (SI and AET).

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

                  None

Item 5.           Other Information
                  -----------------

                  None

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  Exhibit 27.1 Financial Data Schedule

                  The Company filed a Current Report on Form 8-K dated April 8, 1997, and an Amendment to such report was filed on June 23, 1997. Such Current Report on Form 8-K, as amended, relates to the Company's acquisition of SI and includes the required financial statements related to such acquisition.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       AMERICAN SUPERCONDUCTOR CORPORATION




August 14, 1997                          /s/ Roland Lefebvre
--------------------                     -------------------------------------
Date                                     Roland Lefebvre
                                         Secretary



August 14, 1997                          /s/ Thomas M. Rosa
--------------------                     -------------------------------------
Date                                     Thomas M. Rosa
                                         Corporate Controller
                                         (chief accounting officer)