Form 10-Q
period 1997-09-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 1997-11-14
CIK 880807

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                     -------


For The Quarter Ended: September 30, 1997         Commission File Number 0-19672
                       ------------------

                       American Superconductor Corporation
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                04-2959321
-----------------------------------       ----------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification
organization or incorporation)                            Number)


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


                             YES   X   NO
                                 -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                    11,695,839
--------------------------------------       ----------------------------------
               Class                         Outstanding as of November 12, 1997

                       AMERICAN SUPERCONDUCTOR CORPORATION

                                      INDEX
                                     -------


                                                                     Page No.
                                                                     --------
Part I - Financial Information

   Consolidated Balance Sheets
      September 30, 1997 and March 31, 1997                              3

   Consolidated Statements of Operations
      for the three months ended
      September 30, 1997 and 1996 and the
      six months ended September 30, 1997
      and 1996                                                           4

   Consolidated Statements of Cash Flows
      for the six months ended
      September 30, 1997 and 1996                                        5

   Notes to Interim Consolidated Financial Statements                   6-7

   Management's Discussion and Analysis of Financial
      Condition and Results of Operations                              8-11

Part II - Other Information                                            12-13

Signatures                                                              14

                       AMERICAN SUPERCONDUCTOR CORPORATION


                           CONSOLIDATED BALANCE SHEETS

                                     -----

                                                         September 30,          March 31,
                                                             1997                 1997
                                                         ------------        ------------
                                                          (unaudited)
                      ASSETS
Current assets:
    Cash and cash equivalents                            $  3,649,189        $    584,804
    Accounts receivable                                     3,035,441           3,070,573
    Notes receivable                                          421,124             383,607
    Inventory                                               4,316,852           2,940,656
    Prepaid expenses and other current assets                 331,381             345,344
                                                         ------------        ------------

       Total current assets                                11,753,987           7,324,984

Property and equipment:

    Equipment                                              10,881,555          10,137,721
    Furniture and fixtures                                    806,303             733,794
    Leasehold improvements                                  1,800,529           1,732,215

                                                           13,488,387          12,603,730
Less: accumulated depreciation                             (9,865,780)         (8,835,754)
                                                         ------------        ------------
Property and equipment, net                                 3,622,607           3,767,976


Long-term marketable securities                            10,404,552          15,446,106
Other assets                                                    7,859              42,028
                                                         ------------        ------------
Total assets                                             $ 25,789,005        $ 26,581,094
                                                         ============        ============
                                                         September 30,          March 31,
                                                             1997                 1997
                                                         ------------        ------------
                                                          (unaudited)

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Note payable-line of credit                          $         --        $    530,000
    Accounts payable and accrued expenses                   2,684,212           4,283,612
    Deferred revenue                                          551,547           1,519,678
    Short-term notes                                          203,446             673,428
                                                         ------------        ------------

       Total current liabilities                            3,439,205           7,006,718


Long-term debt                                              3,141,792           3,073,663

Commitments                                                        --                  --

Stockholders' equity:
    Common stock ($.01 par);                                  116,877             105,051
       20,000,000 shares authorized and 11,687,715
       and 10,505,118 issued and outstanding at
       September 30, 1997 and March 31, 1997,
       respectively

    Additional paid-in capital                             86,532,364          76,388,679
    Deferred compensation                                     (25,480)            (25,480)
    Deferred contract costs                                  (477,653)           (557,265)
    Unrealized gain/(loss) on investments                       8,564            (143,661)
    Cumulative translation adjustment                         (17,052)             (9,892)
    Accumulated deficit                                   (66,929,612)        (59,256,719)
                                                         ------------        ------------
Total stockholders' equity                                 19,208,008          16,500,713
                                                         ------------        ------------
Total liabilities and stockholders' equity               $ 25,789,005        $ 26,581,094
                                                         ============        ============


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                       AMERICAN SUPERCONDUCTOR CORPORATION


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                    ---------

                                            Three Months Ended                   Six Months Ended
                                               September 30,                        September 30,
                                           1997             1996               1997              1996
                                      ------------      ------------      ------------      ------------
Revenues:
    Contract revenue                  $  1,685,795      $  1,591,623      $  2,789,239      $  2,912,862
    Product sales and prototype
            development contracts        1,190,431           560,209         3,355,712         1,914,173
       Rental/other revenue                 48,773           280,620           345,647           461,240
                                      ------------      ------------      ------------      ------------

       Total revenues                    2,924,999         2,432,452         6,490,598         5,288,275

Costs and expenses:
    Costs of  revenue                    2,866,830         2,153,542         5,805,539         4,707,710
    Research and development             1,486,278         2,170,547         3,452,832         4,616,319
    Selling, general and
       administrative                    1,474,712         1,007,267         2,982,035         2,523,666
                                      ------------      ------------      ------------      ------------

       Total costs and expenses          5,827,820         5,331,356        12,240,406        11,847,695

Transaction fees                           (80,481)                0          (110,298)                0
Interest income                            222,614           308,983           494,577           656,244
Interest expense                           (60,544)          (86,000)         (136,536)         (178,315)
Other income (expense), net                 17,729             1,993           (14,432)          (37,361)
                                      ------------      ------------      ------------      ------------

Net loss                              $ (2,803,503)     $ (2,673,928)     $ (5,516,497)     $ (6,118,852)
                                      ============      ============      ============      ============


Net loss per common share             $      (0.24)     $      (0.25)     $      (0.48)     $      (0.58)
                                      ============      ============      ============      ============


Weighted average number of
    common shares outstanding           11,647,901        10,497,269        11,609,523        10,495,238
                                      ============      ============      ============      ============

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                       AMERICAN SUPERCONDUCTOR CORPORATION


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                           Six Months Ended
                                                                             September 30,
                                                                     1997                 1996
                                                                 -------------        ------------

Operating activities:
    Net loss                                                     $ (5,516,497)        $ (6,118,852)
    Adjustments to reconcile net loss to net cash
      from operations:
       Forgiveness of notes receivable                                      0              106,744
       Depreciation and amortization                                  972,821              938,612
       Loss on disposal of property and equipment                      24,569               41,441
       Deferred contract costs-warrants                                79,612               39,806
       Changes in operating asset and liability accounts:
           Accounts receivable                                       (505,837)            (882,224)
           Inventory                                                 (927,590)             462,832
           Prepaid expenses and other current assets                    8,416              104,419
           Accounts payable and accrued expenses                   (2,526,260)             (28,645)
           Notes payable-line of credit                              (875,000)                   0
           Deferred revenue                                        (1,610,248)            (491,830)
                                                                 ------------         ------------
Total adjustments                                                  (5,359,517)             291,155
                                                                 ------------         ------------
Net cash used by operating activities                             (10,876,014)          (5,827,697)
                                                                 ------------         ------------

Investing activities:
    Notes receivable                                                  (90,707)             (67,847)
    Repayment of notes receivable                                      53,190                    0
    Purchase of property and equipment, net                          (932,409)            (738,823)
    Purchase of long-term marketable securities                    (3,000,000)                   0
    Sale of long-term marketable securities                         8,193,779            4,329,699
    Decrease (increase) in other assets                                34,169               (3,318)
                                                                 ------------         ------------
Net cash provided by investing activities                           4,258,022            3,519,711
                                                                 ------------         ------------

Financing activities:
    Net proceeds from issuance of stock and warrants               10,155,511               85,205
    Short-term notes                                                 (469,982)             (51,102)
    Long-term debt                                                      4,692              595,000
                                                                 ------------         ------------
Net cash provided by financing activities                           9,690,221              629,103
                                                                 ------------         ------------

Net increase (decrease) in cash and cash equivalents                3,072,229           (1,678,883)

Cash and cash equivalents at beginning of period                      584,804            4,261,051
Effect of SI's excluded results                                        (7,844)            (142,308)
                                                                 ------------         ------------

Cash and cash equivalents at end of period                       $  3,649,189         $  2,439,860
                                                                 ============         ============


                       The accompanying notes are an integral part
                        of the consolidated financial statements

                       AMERICAN SUPERCONDUCTOR CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                      -----

1. NATURE OF BUSINESS:

   American Superconductor Corporation (the "Company"), which was formed on April 9, 1987, develops and commercializes high temperature superconducting ("HTS") wire, wire products and systems, including current leads, multistrand conductors, electromagnetic coils, and electromagnets and subsystems comprising electromagnetics integrated with appropriate cooling systems. The focus of the Company's development and commercialization efforts is on electrical equipment for use by electric utilities and industrial users of electrical power. For large-scale applications, the Company's development efforts are focused on power transmission cables, motors, transformers, generators and fault current limiters. In the area of power quality, the Company is focused on marketing and selling commercial low temperature superconducting magnetic energy storage ("SMES") devices, on development and commercialization of new SMES products, and on development of power electronic subsystems and engineering services for the power quality marketplace. The Company operates in one business segment.

   The Company derives a substantial portion of its revenue from research and development contracts. A significant portion of this contract revenue relates to a development contract with one stockholder, Pirelli Cavi E Sistemi S.p.A.


2. BASIS OF PRESENTATION:

   The accompanying consolidated financial statements are unaudited, except for those dated as of March 31, 1997, and have been prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosure normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended September 30, 1997 and 1996 and the financial position at September 30, 1997.

   The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended March 31, 1997 which are contained in the Company's Current Report on Form 8-K dated September 5, 1997 covering the year ended March 31, 1997.

   On April 8, 1997 the Company completed a transaction (the "Merger") in which a subsidiary of the Company acquired all the outstanding stock of Superconductivity, Inc. ("SI"). These consolidated financial statements have been prepared following the pooling of interests method of accounting and reflect the combined financial position, operating results and cash flows of the Company and SI as if they had been combined for all periods presented. Prior to the merger, SI's fiscal year-end was December 31. Effective with the merger, SI's fiscal year-end was changed to March 31 to conform with the Company's fiscal year-end. The March 31, 1997

                       AMERICAN SUPERCONDUCTOR CORPORATION

                                     -----

2. BASIS OF PRESENTATION - CONTINUED:


   Consolidated Balance Sheet combines SI's audited balance sheet at December 31, 1996 with the Company's pre-merger audited balance sheet at March 31, 1997. As a result, SI's cash flow activity for the three months ended March 31, 1997 and 1996 is listed as "Effect of SI's excluded results" on the Consolidated Statement of Cash Flows to account for the difference in the beginning cash and cash equivalents between December 31 and March 31 of each year presented.

   On July 31, 1997, the Company completed a transaction in which the Company acquired all the outstanding stock of Applied Engineering Technologies, Ltd. ("AET"). The transaction has been accounted for under the pooling of interests method of accounting. Due to the immaterial effect on the accompanying consolidated financial statements, the prior periods have not been adjusted to reflect the effect on the combined financial position, operating results and cash flows of the Company.


   Included in "Costs of Revenue" are research and development expenses of approximately $1,478,000 and $1,271,000 for the three months ended September 30, 1997 and 1996, respectively, and $2,396,000 and $2,176,000 for the six months ended September 30, 1997 and 1996, respectively.

3. DEFERRED CONTRACT COSTS-WARRANTS:

   In March of 1996, the Company entered into a strategic alliance with the Electric Power Research Institute (EPRI). Under this agreement a warrant for 100,000 shares of common stock of the Company was granted and becomes exercisable over a five-year period following the date of grant. In connection with the issuance of this warrant, the Company recorded an increase to additional paid-in capital and a corresponding charge to Deferred Contract Costs of approximately $637,000 in the first quarter ended June 30, 1996. This amount is being expensed over five years. Warrant expense related to this transaction was approximately $40,000 for the three months ended September 30, 1997 and $80,000 for the six months ended September 30, 1997.

4. NET LOSS PER COMMON SHARE:

   Net loss per common share is computed based upon the weighted average number of common shares outstanding.

5. COST-SHARING AGREEMENTS:

   For the six months ended September 30, 1997, the Company received funding of $803,000 under a government cost-sharing agreement with the Department of Energy. This funding was used to directly offset research and development and selling, general and administrative expenses.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                       SIX MONTHS ENDED SEPTEMBER 30, 1997


RESULTS OF OPERATIONS

The Company's results for the prior-year period have been restated to reflect the acquisition of Superconductivity, Inc. ("SI") on April 8, 1997. The Company's prior year results have not been adjusted to reflect the July 31, 1997 acquisition of Applied Engineering Technologies Ltd. ("AET"), as the effect of this transaction is not material to the consolidated financial statements.

Revenues during the three months ended September 30, 1997 were $2,925,000 compared to $2,432,000 for the same period in 1996. For the six months ended September 30, 1997, revenues were $6,491,000 as compared to $5,288,000 for the comparable period in 1996. Second quarter revenues were positively affected by the recognition of revenue on two new contracts with the Department of the Navy and the Electric Power Research Institute ("EPRI"). Revenues for the first half of the year were also positively affected by SI's sale of a PQ DC(TM) SMES system to Tinker Air Force Base in Oklahoma in the first quarter and SI's sale of a PQ VR(TM) SMES system to Eskom in South Africa in the second quarter.

For the three months ended September 30, 1997, the Company also recorded funding of $354,000 under government cost-sharing agreements. Funding under cost-sharing agreements for the three months ended September 30, 1996 was $806,000. For the six months ended September 30, 1997, funding under government cost-sharing agreements was $803,000 as compared to $877,000 for the comparable period in 1996. The Company anticipates that a portion of its funding in the future will continue to come from cost-sharing agreements as the Company continues to develop joint programs with government agencies. Funding from government cost-sharing agreements is recorded as an offset to research and development and selling, general and administrative expenses, as required by government contract accounting guidelines, rather than as revenues.

The Company's total operating expenses for the three months ended September 30, 1997 were $5,828,000, compared to $5,331,000 for the same period last year. Operating expenses for the first six months of the current fiscal year were $12,240,000, compared to $11,848,000 for the same period last year.

For the second quarter ended September 30, 1997, costs of revenue increased to $2,867,000 from $2,154,000 for the same period a year earlier, reflecting the costs associated with the revenue under the U. S. Navy and EPRI contracts. Year-to-date costs of revenue were $5,806,000 compared to $4,708,000 for the same period last year. This increase primarily reflects the higher costs of revenue associated with SI's sale of the PQ DC(TM) SMES system to Tinker Air Force Base and the costs of revenue associated with the Navy and EPRI contracts.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                       SIX MONTHS ENDED SEPTEMBER 30, 1997

Research and development ("R&D") expenses declined to $1,486,000 during the second quarter from $2,171,000 a year earlier. For the first six months of fiscal year 1998, R&D expenses were $3,453,000 compared to $4,616,000 for the same period last year. These decreases were primarily the result of certain R&D expenses that were incurred in the first six months of the current fiscal year but which have been deferred pending the receipt of a cost-reimbursement R&D contract, which is expected to be retroactive to April 1, 1997. The Company anticipates finalizing this contract and recognizing the attendant revenues and expenses within the current fiscal year. The R&D amounts offset by cost-sharing funding were $182,000 and $415,000 for the second quarter of fiscal years 1998 and 1997, respectively. For the six months ended September 30, 1997, this amount was $414,000 as compared to $451,000 for the comparable period in 1996. In addition, certain R&D expenditures related to externally funded development contracts have been classified as costs of revenue (rather than as R&D expenses). R&D expenditures included as costs of revenue for the three and six-month periods ended September 30, 1997 were $1,478,000 and $2,396,000 respectively, compared to $1,271,000 and $2,176,000 for the same periods last year.

Selling, general and administrative ("SG&A") expenses for the quarter ended September 30, 1997 were $1,475,000 compared to $1,007,000 for the same period the prior year. On a year-to-date basis, selling, general and administrative expenses were $2,982,000 compared to $2,524,000 for the same period a year earlier. These increases were primarily due to additional recruiting, legal, consulting, and marketing expenses incurred to support the overall increase in the Company's revenues and internal research and development activities. The SG&A amounts offset by cost-sharing funding were $171,000 and $391,000 in the second quarter of fiscal years 1998 and 1997, respectively. For the six months ended September 30, 1997, this amount was $389,000 as compared to $426,000 for the comparable period in 1996. In addition, certain SG&A expenditures related to externally funded development contracts have been classified as costs of revenue (rather than as SG&A expenses). Such indirect costs included in costs of revenue during the three and six month periods ended September 30, 1997 were $680,000 and $1,087,000, respectively. For the three and six month periods ended September 30, 1996, these costs were $414,000 and $825,000, respectively.

Transaction fees of $110,000 through September 30, 1997 reflect certain legal and accounting fees incurred this fiscal year associated with the acquisitions of SI on April 8, 1997 ($66,000) and AET on July 31, 1997 ($44,000).

Interest income was $223,000 in the quarter ended September 30, 1997 compared to $309,000 for the same period in the previous year. For the six month periods ended September 30, 1997 and 1996, interest income was $495,000 and $656,000 respectively. This decrease primarily reflects lower cash balances available for investment as a result of cash being used to fund the Company's operations and to purchase property and equipment.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                       SIX MONTHS ENDED SEPTEMBER 30, 1997

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

Please refer to the "Future Operating Results" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's current report on Form 8-K dated September 5, 1997 covering the fiscal year ended March 31, 1997 for a discussion of certain factors that may affect the Company's future results of operation and financial condition.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                       SIX MONTHS ENDED SEPTEMBER 30, 1997

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had cash, cash equivalents and long-term marketable securities of $14,054,000 compared to $16,031,000 at March 31, 1997. This change was the result of a $10,000,000 equity investment in the Company on April 7, 1997 by a subsidiary of Electricite de France, partially offset by the payment of approximately $4,400,000 related to the investment banking and legal fees associated with the Company's April 8, 1997 acquisition of SI and the retirement of various SI liabilities. Cash consumed by the acquisition of AET on July 31, 1997 amounted to $121,000, primarily for the retirement of certain AET bank debts. The other principal uses of cash during the six months ended September 30, 1997 were the funding of the Company's operations and the acquisition of capital equipment, primarily for research and development and manufacturing.

The Company believes that several years of further development will be necessary before HTS wires and related products are available for significant commercial applications. Management believes that revenues from funded development contracts and the sale of prototypes and its cash, cash equivalents and long-term marketable securities and interest thereon should provide a significant portion of the funding to meet the Company's cash requirements for its planned operations for the next year, including the needs of the Company's recently-acquired businesses (SI and AET). The Company is currently considering various alternatives for funding future working capital needs.

To date, inflation has not had a material impact on the Company's financial results.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                                     PART II

                                OTHER INFORMATION
                                     -------

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the Company's Annual Meeting of Stockholders held on September 5, 1997, the following proposals were adopted by the vote specified below:

                                                          Withheld Authority
                                                               to Vote
          Proposal                            For          For All Nominees
          --------                            ---         ------------------
          1.  Election of Directors

              Gregory J. Yurek             9,828,531             8,649
              Albert J. Baciocco, Jr.      9,827,231             9,949
              Frank Borman                 9,827,031            10,149
              Peter O. Crisp               9,828,331             8,849
              Richard Drouin               9,828,331             8,849
              Gerard Menjon                9,827,731             9,449
              Andrew G.C. Sage, II         9,828,531             8,649
              John Vander Sande            9,828,531             8,649

                                              For        Against         Abstain
                                              ---        -------         -------
          2.  Approval of the 1997
              Director Stock Option Plan    9,234,852    579,370          22,958


                                              For        Against         Abstain
                                              ---        -------         -------
          3.  Ratification of
              Independent Auditors          9,806,090     12,598          18,492

          Please see the Company's Proxy Statement filed with the Commission in connection with this Annual Meeting for a description of the matters voted upon.

                      AMERICAN SUPERCONDUCTOR CORPORATION

                                     PART II

                                OTHER INFORMATION

                                     -------


Item 5.     OTHER INFORMATION

            None

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            Exhibit 27.1 Financial Data Schedule

            The Company filed a Current Report on Form 8-K dated September 5, 1997. Such Current Report on Form 8-K relates to the Company's acquisition of SI and includes the restated financial statements of the Company giving effect to such acquisition.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                       AMERICAN SUPERCONDUCTOR CORPORATION





November 14, 1997                        /s/ Gregory J. Yurek
-----------------                        -----------------------------
Date                                     Gregory J. Yurek
                                         Chairman of the Board, President and
                                         Chief Executive Officer


November 14, 1997                        /s/ Thomas M. Rosa
-----------------                        -----------------------------
Date                                     Thomas M. Rosa
                                         Corporate Controller
                                         (chief accounting officer)