Form 10-Q
period 1997-12-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 1998-02-13
CIK 880807

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                     -------


For The Quarter Ended: December 31, 1997       Commission File Number 0-19672
                       -----------------


                       American Superconductor Corporation
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                                     04-2959321
                   --------                                     ----------
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


                                 YES  X    NO
                                    -----    -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                   11,699,625
--------------------------------------       -----------------------------------
                       Class                 Outstanding as of February 13, 1998

                    AMERICAN SUPERCONDUCTOR CORPORATION

                                   INDEX

                                  -------



                                                                      Page No.
                                                                      --------

Part I - Financial Information

   Consolidated Balance Sheets
      December 31, 1997 and March 31, 1997                                3

   Consolidated Statements of Operations
      for the three months ended
      December 31, 1997 and 1996 and the
      nine months ended December 31, 1997
      and 1996                                                            4

   Consolidated Statements of Cash Flows
      for the nine months ended
      December 31, 1997 and 1996                                          5

   Notes to Interim Consolidated Financial Statements                    6-7

   Management's Discussion and Analysis of Financial
      Condition and Results of Operations                               8-11

Part II - Other Information                                              12

Signatures                                                               13

                       AMERICAN SUPERCONDUCTOR CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                       December 31,          March 31,
                                                           1997                1997
                                                       ------------        ------------
                                                       (Unaudited)

                      ASSETS

Current assets:
       Cash and cash equivalents                       $  2,208,673        $    584,804
       Accounts receivable                                4,668,496           3,070,573
       Notes receivable                                     344,729             383,607
       Inventory                                          3,232,740           2,940,656
       Prepaid expenses and other current assets            503,634             345,344
                                                       ------------        ------------
            Total current assets                         10,958,272           7,324,984

Property and equipment:
       Equipment                                         11,263,083          10,137,721
       Furniture and fixtures                               855,605             733,794
       Leasehold improvements                             1,915,023           1,732,215
                                                       ------------        ------------
                                                         14,033,711          12,603,730
Less: accumulated depreciation                          (10,459,806)         (8,835,754)
                                                       ------------        ------------
Property and equipment, net                               3,573,905           3,767,976

Long-term marketable securities                           7,508,043          15,446,106
Other assets                                                  5,876              42,028
Net investment in sales-type lease                          413,006                  --
                                                       ------------        ------------
Total assets                                           $ 22,459,102        $ 26,581,094
                                                       ============        ============


     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Note payable-line of credit                     $         --        $    530,000
       Accounts payable and accrued expenses              3,016,232           4,283,612
       Deferred revenue                                     225,346           1,519,678
       Short-term note                                      117,340             673,428
                                                       ------------        ------------
        Total current liabilities                         3,358,918           7,006,718

Long-term debt                                            3,141,793           3,073,663

Stockholders' equity:
       Common stock, $.01 par value
            20,000,000 shares authorized and
            11,696,991 and 10,505,118 issued
            and outstanding at December 31, 1997
            and March 31, 1997, respectively                116,970             105,051
       Additional paid-in capital                        86,579,672          76,388,679
       Deferred compensation                                     --             (25,480)
       Deferred contract costs                             (437,847)           (557,265)
       Unrealized gain/(loss) on investments                 29,630            (143,661)
       Cumulative translation adjustment                    (23,334)             (9,892)
       Accumulated deficit                              (70,306,700)        (59,256,719)
                                                       ------------        ------------
Total stockholders' equity                               15,958,391          16,500,713
                                                       ------------        ------------
Total liabilities and stockholders' equity             $ 22,459,102        $ 26,581,094
                                                       ============        ============


   The accompanying notes are an integral part of the consolidated financial statements.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                   -----------


                                               Three Months Ended                    Nine Months Ended
                                                   December 31,                         December 31,
                                             1997               1996               1997               1996
                                         -----------        -----------        -----------        -----------
Revenues:
      Contract revenue                   $ 3,757,908        $ 2,124,444        $ 6,547,147        $ 5,037,306
      Product sales and prototype
          development contracts              697,616            415,459          4,053,328          2,329,632
      Rental/other revenue                   437,422            151,766            783,069            613,006
                                         -----------        -----------        -----------        -----------

          Total revenues                   4,892,946          2,691,669         11,383,544          7,979,944

Costs and expenses:

      Costs of revenue                     4,705,482          2,830,751         10,511,021          7,538,461
      Research and development             2,929,253          2,198,007          6,382,086          6,814,326
      Selling, general and
          administrative                     742,281            549,167          3,724,315          3,072,833
                                         -----------        -----------        -----------        -----------

          Total costs and expenses         8,377,016          5,577,925         20,617,422         17,425,620

Transaction fees                             (25,975)                 -           (136,273)                 -
Interest income                              182,194            276,648            676,771            932,892
Interest expense                             (51,382)          (102,389)          (187,918)          (280,704)
Other income (expense), net                    2,145           (656,653)           (12,287)          (694,014)
                                         -----------        -----------        -----------        -----------

Net loss                                 $(3,377,088)       $(3,368,650)       $(8,893,585)       $(9,487,502)
                                         ===========        ===========        ===========        ===========


Net loss per common share                $     (0.29)       $     (0.32)       $     (0.76)       $     (0.90)
                                         ===========        ===========        ===========        ===========


Weighted average number of
      common shares outstanding           11,695,238         10,502,288         11,638,198         10,497,597
                                         ===========        ===========        ===========        ===========






    The accompanying notes are an integral part of the consolidated financial statements.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Nine Months Ended
                                                                                         December 31,
                                                                                   1997               1996
                                                                               -------------------------------
Operating activities:
       Net loss                                                                $ (8,893,585)       $(9,487,502)
       Adjustments to reconcile net loss to net cash used by operations:
           Forgiveness of notes receivable                                                -            106,744
           Depreciation and amortization                                          1,566,847          1,425,680
           Loss on disposals of property and equipment                               24,569             49,986
           Deferred compensation expense                                             25,480             25,480
           Deferred contract costs-warrants                                         119,418             59,709
           Changes in operating asset and liability accounts :
                 Accounts receivable                                             (2,138,892)        (2,103,307)
                 Inventory                                                          156,522           (610,911)
                 Prepaid expenses and other current assets                         (163,837)            85,953
                 Accounts payable and accrued expenses                           (2,194,240)         1,246,256
                 Notes payable-line of credit                                      (875,000)          (220,000)
                 Deferred revenue                                                (1,936,449)           528,383
                                                                               -------------------------------
       Total adjustments                                                         (5,415,582)           593,973
                                                                               -------------------------------
       Net cash used by operating activities                                    (14,309,167)        (8,893,529)
                                                                               -------------------------------

Investing activities:
           Notes receivable                                                         (14,312)           (76,012)
           Repayment of notes receivable                                             53,190            100,000
           Purchase of property and equipment, net                               (1,484,015)        (1,026,124)
           Purchase of long-term marketable securities                           (3,000,000)                 -
           Sale of long-term marketable securities                               11,111,354          5,906,085
           Decrease (increase) in other assets                                       36,152                652
           Net investment in sales-type lease                                      (413,006)                 -
                                                                               -------------------------------
       Net cash provided by investing activities                                  6,289,363          4,904,601
                                                                               -------------------------------

Financing activities:

           Net proceeds from issuance of stock and warrants                      10,202,912             89,096
           Short-term notes                                                        (556,088)           (51,102)
           Long-term debt                                                             4,693            595,000
                                                                               -------------------------------
       Net cash provided by financing activities                                  9,651,517            632,994
                                                                               -------------------------------

Net increase (decrease) in cash and cash equivalents                              1,631,713         (3,355,934)

Cash and cash equivalents at beginning of period                                    584,804          4,261,051
Effect of SI's excluded results                                                      (7,844)          (142,308)
                                                                               -------------------------------

Cash and cash equivalents at end of period                                     $  2,208,673        $   762,809
                                                                               ===============================

Supplemental schedule of cash flow information:
        Cash paid for interest                                                 $    134,252        $    90,392
                                                                               ===============================


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

   The Company derives a substantial portion of its revenue from research and development contracts. A significant portion of this contract revenue relates to development contracts with two stockholders, Pirelli Cavi E Sistemi
   S.p.A. and Electricite de France.

2. BASIS OF PRESENTATION:

   The accompanying consolidated financial statements are unaudited, except for those dated as of March 31, 1997, and have been prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosure normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended December 31, 1997 and 1996 and the financial position at December 31, 1997.

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

   Included in "Costs of Revenue" are research and development expenses of approximately $2,766,000 and $1,756,000 for the three months ended December 31, 1997 and 1996, respectively, and $5,162,000 and $3,931,000 for the nine months ended December 31, 1997 and 1996, respectively.

   Included in other income (expense), net for the three and nine months ended December 31, 1996 is $670,000 of professional fees incurred by SI relating to a terminated merger negotiation.

3. DEFERRED CONTRACT COSTS-WARRANTS:

   In March of 1996, the Company entered into a strategic alliance with the Electric Power Research Institute (EPRI). Under this agreement a warrant for 100,000 shares of common stock of the Company was granted and becomes exercisable over a five-year period following the date of grant. In connection with the issuance of this warrant, the Company recorded an increase to additional paid-in capital and a corresponding charge to Deferred Contract Costs of approximately $637,000 in the first quarter ended June 30, 1996. This amount is being expensed over five years. Warrant expense related to this transaction was approximately $40,000 for the three months ended December 31, 1997 and $120,000 for the nine months ended December 31, 1997.

4. NET LOSS PER COMMON SHARE:

   Net loss per common share is computed based upon the weighted average number of common shares outstanding. Common share equivalents are not included in the dilutive per share calculation as their inclusion would be antidilutive.

5. COST-SHARING AGREEMENTS:

   For the nine months ended December 31, 1997, the Company received funding of $1,198,000 under a government cost-sharing agreement with the Department of Energy. This funding was used to directly offset research and development and selling, general and administrative expenses.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                       NINE MONTHS ENDED DECEMBER 31, 1997



RESULTS OF OPERATIONS

Revenues during the three months ended December 31, 1997 increased 82% to $4,893,000 compared to $2,692,000 for the same period in 1996. For the nine months ended December 31, 1997, revenues increased 43% to $11,384,000 as compared to $7,980,000 for the same 1996 period. The Company's results for the prior-year period have been restated to reflect the acquisition of Superconductivity, Inc. ("SI") on April 8, 1997. The Company's prior-year results have not been adjusted to reflect the July 31, 1997 acquisition of Applied Engineering Technologies Ltd. ("AET"), as the effect of this transaction is not material to the consolidated financial statements.

Third quarter revenues were positively affected by the recognition of $2,400,000 in revenue on the four-year research and development cost reimbursement contract (the "ABB/EDF agreement") with Electricite de France and ABB. This agreement is retroactively effective to April 1, 1997, and provides for payments of $800,000 per quarter for the first three quarters of fiscal 1998. As the agreement was only recently finalized, the $2,400,000 in revenue and associated costs were not recognized until the third quarter. Revenues for the first nine months of fiscal year 1998 were also positively affected by new contracts with the Department of the Navy and the Electric Power Research Institute ("EPRI") as well as SI's sales of SMES systems in the first and second quarters. Prior year revenues for the quarter and nine months ended December 31, 1996 included $275,000 and $825,000 respectively, relating to a research and development contract with Inco Alloys International which was discontinued on December 31, 1996.

For the three months ended December 31, 1997, the Company also recorded funding of $394,000 under government cost-sharing agreements. Funding under cost-sharing agreements for the three months ended December 31, 1996 was $469,000. For the nine months ended December 31, 1997, funding under government cost-sharing agreements was $1,198,000 as compared to $1,346,000 for the comparable period in 1996. The Company anticipates that a portion of its funding in the future will continue to come from cost-sharing agreements as the Company continues to develop joint programs with government agencies. Funding from government cost-sharing agreements is recorded as an offset to research and development and selling, general and administrative expenses, as required by government contract accounting guidelines, rather than as revenues.

The Company's total operating expenses for the three months ended December 31, 1997 were $8,377,000, compared to $5,578,000 for the same period last year. Operating expenses for the first nine months of the current fiscal year were $20,617,000, compared to $17,426,000 for the same period last year.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                       NINE MONTHS ENDED DECEMBER 31, 1997




For the third quarter ended December 31, 1997, costs of revenue increased to $4,705,000 from $2,831,000 for the same period a year earlier. Year-to-date costs of revenue were $10,511,000 compared to $7,538,000 for the same period last year. These increases reflect the costs of revenue associated with the revenue recognized under the ABB/EDF agreement, costs of revenue associated with SI's sales of SMES systems, and the costs of revenue associated with the Navy and EPRI contracts.

Research and development ("R&D") expenses increased to $2,929,000 during the third quarter from $2,198,000 a year earlier. Expenses are up in the quarter due to higher outside R&D contract spending, a higher number of developmental wire runs, and higher depreciation. For the first nine months of fiscal year 1998, R&D expenses were $6,382,000 compared to $6,814,000 for the same period last year. The decline in net R&D expenses on a year-to-date basis is due to a higher percentage of R&D expenditures being classified as costs of revenue (rather than as R&D expenses) as they relate to externally funded development contracts. These R&D expenditures included in costs of revenue for the three and nine-month periods ended December 31, 1997 were $2,766,000 and $5,162,000 respectively, compared to $1,756,000 and $3,931,000 for the same periods last year. In addition, the R&D amounts offset by cost-sharing funding were $203,000 and $242,000 for the third quarter of fiscal years 1998 and 1997, respectively. For the nine months ended December 31, 1997, this amount was $617,000 as compared to $693,000 for the comparable period in 1996.

Selling, general and administrative ("SG&A") expenses for the quarter December 31, 1997 were $742,000 compared to $549,000 for the same period the prior year. On a year-to-date basis, selling, general and administrative expenses were $3,724,000 compared to $3,073,000 for the same period a year earlier. These increases were primarily due to additional recruiting, legal, consulting, and marketing expenses incurred to support the overall increase in the Company's revenues and research and development activities. The SG&A amounts offset by cost-sharing funding were $191,000 and $227,000 in the third quarter of fiscal years 1998 and 1997, respectively. For the nine months ended December 31, 1997, this amount was $580,000 as compared to $653,000 for the comparable period in 1996. In addition, certain SG&A expenditures related to externally funded development contracts have been classified as costs of revenue (rather than as SG&A expenses). Such indirect costs included in costs of revenue during the three and nine month periods ended December 31, 1997 were $1,460,000 and $2,547,000, respectively. For the three and nine month periods ended December 31, 1996, these costs were $781,000 and $1,606,000, respectively.

Transaction fees of $136,000 through December 31, 1997 reflect certain legal and accounting fees incurred this fiscal year associated with the acquisitions of SI on April 8, 1997 ($66,000) and AET on July 31, 1997 ($70,000). Other income
(expense) for the three and nine months ended December 31, 1996 includes $670,000 incurred by SI relating to a terminated merger negotiation.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                       NINE MONTHS ENDED DECEMBER 31, 1997



Interest income was $182,000 in the quarter ended December 31, 1997 compared to $277,000 for the same period in the previous year. For the nine month periods ended December 31, 1997 and 1996, interest income was $677,000 and $933,000 respectively. This decrease primarily reflects lower cash balances available for investment as a result of cash being used to fund the Company's operations, purchase property and equipment, and pay down SI's liabilities.

Interest expense was $51,000 in the quarter ended December 31, 1997 compared to $102,000 for the same period in the previous year. For the nine month periods ended December 31, 1997 and 1996, interest expense was $188,000 and $281,000 respectively. This decrease primarily reflects the Company's retirement of certain SI bank debts and liabilities.

The Company expects to continue to incur operating losses for the next few years, as it continues to devote significant financial resources to its research and development activities and commercialization efforts.

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

                       AMERICAN SUPERCONDUCTOR CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                       NINE MONTHS ENDED DECEMBER 31, 1997



LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company had cash, cash equivalents and long-term marketable securities of $9,717,000 compared to $16,031,000 at March 31, 1997. Principal uses of cash during the nine months ended December 31, 1997 were the funding of the Company's operations and the acquisition of capital equipment, primarily for research and development and manufacturing. In addition, approximately $4,400,000 was used to pay the investment banking and legal fees associated with the Company's April 8, 1997 acquisition of SI and the retirement of various SI liabilities. This decrease in cash was partially offset by a $10,000,000 equity investment in the Company on April 7, 1997 by a subsidiary of Electricite de France.

The Company believes that several years of further development will be necessary before HTS wires and related products are available in significant quantities for commercial power applications. Management believes that revenues from funded development contracts and the sale of prototypes and its cash, cash equivalents and long-term marketable securities and interest thereon should provide a significant portion of the funding to meet the Company's cash requirements for its planned operations for the next year, including the needs of the Company's recently-acquired businesses (SI and AET). The Company is currently considering various alternatives for funding future working capital needs.

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

            None

Item 5.     OTHER INFORMATION

            None

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            Exhibit 27.1 Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       AMERICAN SUPERCONDUCTOR CORPORATION



February 13, 1997                        /s/ Gregory J. Yurek
--------------------------------         ------------------------------------
Date                                     Gregory J. Yurek
                                         Chairman of the Board, President and
                                         Chief Executive Officer



February 13, 1997                        /s/ Thomas M. Rosa
--------------------------------         ------------------------------------
Date                                     Thomas M. Rosa
                                         Corporate Controller
                                         (chief accounting officer)