Form 10-K
period 1998-03-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 1998-06-26
CIK 880807

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-19672

                      AMERICAN SUPERCONDUCTOR CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                            04-2959321
(STATE OR OTHER JURISDICTION OF  (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
INCORPORATION OR ORGANIZATION)

     TWO TECHNOLOGY DRIVE,
  WESTBOROUGH, MASSACHUSETTS                      01581
(ADDRESS OF PRINCIPAL EXECUTIVE                (ZIP CODE)
           OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (508) 836-4200

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  COMMON STOCK, $.01
                                   PAR VALUE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]     No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     On April 30, 1998, the aggregate market value of voting Common Stock held by nonaffiliates of the registrant was $199,641,072 based on the closing price of the Common Stock on the Nasdaq National Market on April 30, 1998.

     The number of shares of Common Stock outstanding as of April 30, 1998 was 15,272,874.

                      DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT                                                        FORM 10-K PART
--------                                                        --------------
Definitive Proxy Statement with respect to the Annual              Part III
  Meeting of Stockholders for the fiscal year ended March
  31, 1998, filed with the Securities and Exchange
  Commission.

================================================================================

                               TABLE OF CONTENTS

ITEM                                                                   PAGE
----                                                                   ----
                                  PART I
 1.    Business....................................................      2
 2.    Properties..................................................     14
 3.    Legal Proceedings...........................................     14
 4.    Submission of Matters to a Vote of Security Holders.........     14
                                  PART II
 5.    Market for Registrant's Common Stock and Related Stockholder
       Matters.....................................................     16
 6.    Selected Financial Data.....................................     16
 7.    Management's Discussion and Analysis of Financial Conditions
       and Results of Operations...................................     16
 8.    Financial Statements and Supplementary Data.................     16
 9.    Changes and Disagreements with Accountants on Accounting and
       Financial Disclosure........................................     17
                                 PART III
10.    Directors and Executive Officers of the Registrant..........     17
11.    Executive Compensation......................................     17
12.    Security Ownership of Certain Beneficial Owners and
       Management..................................................     17
13.    Certain Relationships and Related Transactions..............     17
                                  PART IV
14.    Exhibits, Financial Statement Schedules, and Reports on Form
       8-K.........................................................     17

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that do not relate to historical matters, including without limitation, the statements under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and located elsewhere herein regarding industry prospects and the Company's prospective results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management's current expectations and are inherently uncertain. The important factors discussed below under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Future Operating Results," among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time.

ITEM 1.  BUSINESS

     American Superconductor Corporation (the "Company") is an industry leader in developing, manufacturing and marketing products utilizing superconducting materials for electric power applications. Electrical products that incorporate superconducting wires can be more efficient, compact and cost effective than those utilizing conventional copper wires. Products incorporating superconducting materials are currently utilized in the medical, electronics, power equipment and transportation industries.

     Superconducting wires provide significant advantages over conventional copper wires because superconducting wires conduct electricity with little or no resistance and associated energy loss, and can transmit much larger amounts of electricity than conventional wires of the same size. The Company's development and commercialization efforts have been focused on electrical products and equipment utilizing superconductors for use in the electric power industry. According to industry sources, it is estimated that in the year 2010, worldwide products based on superconductors that are sold to the electric power industry will generate approximately $12 billion of revenues.

SUPERCONDUCTIVITY

     A superconductor is a perfect conductor of electricity; it carries direct current with 100% efficiency because no energy is dissipated by resistive heating. Once induced in a superconducting loop, direct current can flow undiminished forever. Superconductors can also conduct alternating current, but with some slight dissipation of energy.

     Superconductors lose all resistance to the flow of direct electrical current and nearly all resistance to the flow of alternating electrical current when cooled below a critical temperature, which is different for each superconducting material. Superconducting materials known today, including both high temperature superconductor ("HTS") and low temperature superconductor ("LTS") materials, need to be cooled to cryogenic temperatures in order to exhibit the property of superconductivity.

                           [Superconductivity Graph]

        This graph illustrates the complete loss of resistance to the flow of electricity through wires of an LTS material (niobium-titanium alloy) and an HTS material (bismuth-based, copper oxide ceramic) at the critical temperature, T(c), which is different for each superconducting material. The specific HTS material in this chart has no electrical resistance below 108K (-265 degreesF), as opposed to the specific LTS material in this chart, which has no electrical resistance below 10 K (-441 degreesF).

     A combination of three conditions must actually be met for a material to exhibit superconducting behavior:

          - The material must be cooled below a characteristic temperature, known as its superconducting transition or critical temperature (T(c));

          - The current passing through a given cross-section of the material must be below a characteristic level known as the critical current density (J(c)); and

          - The magnetic field to which the material is exposed must be below a characteristic value known as the critical magnetic field (H(c)).

     These conditions are interdependent, and define the environmental operating conditions for the superconductor.

                            [Superconducting Graph]

        Not only must a superconducting material be cooled below its critical temperature, T(c), to lose all resistance to the flow of electricity, but also the amount of current flowing through a given cross sectional area of superconducting wire must not exceed a critical amount, the critical current density, J(c), and the magnetic field to which the superconductor is exposed must not be above a critical level, Hc. The key focus of the Company's HTS development program is to increase the critical current density of its wires through research advancements and through optimization of its wire manufacturing methodologies.

     The initial discovery of superconductive materials was made in 1911. Before 1986, the critical temperatures for all known superconductors did not exceed 23 Kelvin (23K or -418 degrees Fahrenheit; 0K is absolute zero, or -459 degrees Fahrenheit). Before the discovery and development of HTS materials, the use of superconductivity had not been practical for widespread commercial applications, except for magnetic resonance imaging ("MRI") and superconducting magnetic energy storage ("SMES") applications, principally because commercially available superconductors (i.e., LTS materials) are made superconductive only when these materials are cooled to near 0K. Although it is technologically possible to cool LTS materials to a temperature at which they become superconductive, broad commercialization of LTS materials has been inhibited by the high cost associated with the cooling process. For example, liquid helium, which can be used to cool materials to about 4K (-452 degrees Fahrenheit), and which has been commonly used to cool LTS materials, is expensive and relatively costly to maintain.

     In 1986, a breakthrough in superconductivity occurred when two scientists, Dr. K. Alex Muller, who is currently under contract as a consultant to the Company, and Dr. J. Georg Bednorz, at an IBM laboratory in Zurich, Switzerland, identified a ceramic oxide compound which was shown to be superconductive at 36K (-395 degrees Fahrenheit). This discovery earned them the Nobel Prize for Physics in 1987, which is one of the four Nobel Prizes that have been awarded for work on superconductivity. A series of related ceramic oxide compounds which have higher critical temperatures were subsequently discovered, including those being used by the Company.

APPLICATIONS AND MARKETS FOR SUPERCONDUCTORS

     Wire is an integral component of most products that transmit, transfer or utilize electricity. Superconducting wires provide significant advantages over conventional wires because superconducting wires conduct electricity with little or no energy loss, which enables them to transmit much larger amounts of electricity than conventional wires of the same size. These underlying characteristics lead to the potential for more efficient, smaller and lighter electrical products and equipment, such as motors, generators, power transmission cables, and transformers. Deregulation of the electric power industry, which is an increasing trend in the United States and certain other countries, may enhance the potential market for superconducting wires by providing opportunities in markets that were not previously open to the Company.

     Because the superconducting wire in a coil of this material exhibits no resistance to the passage of electrical current, large amounts of electricity can be stored in coils of superconducting wire, and because the wire coil has no electrical resistance, the stored electricity can be removed from the coil very rapidly. These features provide the basis for the Company's line of SMES systems utilizing LTS electromagnets ("LT-SMES"). The Company's LT-SMES power quality products are currently being sold or leased to industrial users of power to prevent factory downtime and loss of "work in process" caused by momentary dips in voltage that occur in power distribution networks.

     LTS products are used in a number of applications, including MRI diagnostic equipment, which currently represents the single largest commercial use of LTS materials, commercial magnetic separation equipment, commercial SMES power quality products, commercial laboratory electromagnets and electromagnets used in particle accelerators. The Company's development efforts with respect to LTS products are focused on commercial SMES power quality products. LTS products have been under development since the early 1960s and LTS technology is relatively mature as compared with HTS technology. However, commercial acceptance of LTS products in power applications other than SMES systems has been significantly limited by the cooling requirements of LTS materials. LTS materials generally require costly cooling by liquid helium at nearly the absolute zero temperature or cooling by cryocoolers at below 10 K (-441 degrees Fahrenheit).

     In contrast, HTS wires maintain their superconductivity at higher temperatures than LTS wires. They can be cooled with liquid nitrogen or closed-cycle refrigerators at temperatures above 20 K (-423 degrees Fahrenheit), which are much less expensive and easier to utilize than liquid helium. Closed-cycle refrigerators operate in much the same way as household refrigerators, but because of their lower operating temperature they are somewhat more complicated to build and maintain. Specially designed closed-cycle refrigerators have been used by the Company to cool a variety of commercial and developmental HTS electromagnets. It is presently anticipated that HTS power cables would be cooled by maintaining liquid nitrogen within hollow cores of an HTS cable, and/or by flowing liquid nitrogen around the power cables, much the same as oil is now maintained within the cores of some conventional underground power cables and used to cool power cables maintained within steel pipes under the streets of cities.

     The Company anticipates that HTS motors and generators would be cooled by cryocoolers, without the presence of a liquid cryogen, such as liquid nitrogen. However, it is anticipated that HTS transformers would be cooled by submerging the HTS coils in liquid nitrogen, with the nitrogen maintained at temperature by a closed cycle refrigerator. In this application, the liquid nitrogen acts both as a coolant and as an electrical insulating medium, or dielectric. Therefore, HTS products may replace or compete with LTS products in certain applications in which LTS products are currently used and the Company believes that the less demanding cooling requirements of HTS materials will permit their use in a broad range of applications not currently available to LTS products.

     The Company is currently focusing on two markets for superconductivity products: the industrial power quality market, for which the Company currently manufactures and markets commercial industrial power quality systems and services; and the market for other electric power products, for which the Company is currently developing a number of HTS products.

  Industrial Power Quality Systems and Services

     The Company has focused initially on SMES systems as its product platform to address the need for solutions for industrial power quality problems, which industry sources estimate cost U.S. industry alone more than $10 billion per year in factory downtime. Protection against power quality problems such as momentary (typically less than two seconds) voltage sags can provide significant economic value to large industrial users of power. SMES systems are designed to protect industrial customers from the adverse effects of voltage sags by releasing large quantities of power within a fraction of a cycle to normalize the degraded incoming power supply. It is estimated that more than 80% of all power quality events, including brownouts and blackouts, are less than two seconds in duration. With large energy storage capacities and fast recharging capabilities, SMES systems can provide a solution to momentary aberrations in power quality.

     In April 1997, the Company acquired Superconductivity, Inc. ("SI"), a manufacturer of SMES power quality systems based on LTS electromagnets. The Company believes that this acquisition provides it with a strong presence in the industrial power quality market, and will allow it to accelerate its plan to penetrate this sector of the market. The Company is currently expanding sales and marketing and manufacturing capacity for its existing SMES-based power quality products. The Company also plans to expand its current SMES product line and to introduce high temperature SMES ("HT-SMES") products within three to five years. The Company is also incorporating its HTS current leads product into its LT-SMES products in order to reduce systems manufacturing costs and to improve the efficiency of operation of the LT-SMES products.

     The Company introduced two commercial SMES-based products in calendar year 1997. Both are designed to provide instantaneous boosts in voltage, either within individual pieces of electrical equipment, such as motor drives, or to power lines supplying industrial users of power, in both cases to prevent factory downtime caused by momentary dips in voltage that occur in distribution power networks. The Company also has units at customer sites that are designed to prevent factory downtime and lost work in process caused by momentary (typically less than one to two seconds) outages (a dip in voltage to zero), which also occur on power distribution networks. The Company has sold or leased nine SMES units, which are currently located at customer sites in the United States and in South Africa.

     The Company is developing multiple channels to market for its power quality products, including, but not limited to, distributors, OEMs and direct sales. The Company has a distribution agreement with Eskom, the largest utility in Africa, to distribute the Company's power quality products exclusively in South Africa.

     The Company currently offers a service component of its industrial power quality business that assesses the power quality needs of industrial sites, and provides extended warranties. The Company plans to expand this portion of its industrial power quality business area.

  HTS Electric Power Products

     HTS electric power products under development include power transmission cables, motors, transformers, generators and SMES systems. The Company's development efforts for this market segment are focused on HTS wires and products made from these wires, such as electromagnetic motor coils integrated with appropriate cryogenic cooling systems. The Company's revenues in this business area currently come primarily from research and development contracts, including governmental contracts, prototype sales and funds from corporate partners Pirelli Cavi E Sistemi S.p.A. ("Pirelli"), Electricite de France ("EDF") and ABB Power Transmission and Distribution Company ("ABB"). See "Business -- Strategic Relationships, Research Arrangements and Government Contracts."

     The Company has produced and sold prototype HTS wires and electromagnetic coils for use in several development and demonstration programs. Nevertheless, significantly better strength, flexibility, and electrical performance need to be achieved, over longer wire lengths, and at lower costs, for the commercialization of HTS wire and wire products to be successful. Despite the advances being made, to date neither the Company nor, to the Company's knowledge, any other company has produced HTS wires in commercial quantities adequate for the electrical equipment market, and hurdles to commercialization continue to exist.

     The Company's strategy is to develop its HTS products through a combination of internally funded and customer-, and government-sponsored programs, as well as through other research programs, and to market these products through strategic partners or directly through its sales and marketing organization. In addition to its strategic alliances with Pirelli, EDF and ABB, the Company has established research arrangements with several US National Laboratories and with Industrial Research Limited, and is currently a party to development contracts with several U.S. government agencies to build prototype HTS electromagnetic coils. As the Company develops HTS electric power applications and industrial power quality systems and services, it expects to continue to pursue strategic acquisitions to enhance its market position, add value to its product line and strengthen its technology base. In April 1997, the Company acquired SI in order to establish a presence in the industrial power quality market; in July 1997, the Company acquired Applied Engineering Technologies, Ltd. ("AET") in order to strengthen its core capabilities in cryogenic engineering. The Company has sold several prototype HTS products to private-sector companies, including HTS wires to ABB Secheron SA and Pirelli, HTS motor coils to Rockwell Automation, an HT-SMES system to E.-U.-S. GmbH of Germany, and an HTS accelerator magnet system to Alphatech International. It has also sold HTS coils to U.S. government laboratories, including HTS generator coils to Wright-Patterson Air Force Base, and a high field (7 Tesla) research magnet to the Naval Research Laboratory. The Company is selling HTS current leads commercially to a variety of customers including MRI manufacturers and particle accelerator laboratories.

     If the Company is successful in developing its HTS technology for commercial applications, the Company intends to bring the following product lines to market in the next several years.

     Wires for Power Transmission Cables. In cooperation with Pirelli, the Company is developing HTS wires for underground HTS cables designed to provide more efficient and economical ways for utilities to transmit power. Underground power cables using HTS wires have the potential to carry two to five times more power than cables of the same size made from copper wires. The use of HTS wires would therefore result in more efficient transmission, more effective use of existing rights of way, reduced environmental stress and cost-effective replacement of worn-out infrastructure. This is very attractive both to urban planners who need to retrofit aging infrastructures with increased power capacity and to suburban engineers who find it increasingly difficult to secure clearance for overhead transmission lines. At least two underground copper cables are required to replace one equally rated overhead transmission line, whereas a single HTS cable could replace one equally rated overhead line. Moreover the liquid nitrogen used to cool underground HTS cables is less expensive and presents less environmental risks than the oil used to cool copper cables. The Company expects that the first significant demonstration of utility networks utilizing HTS-based power transmission cables will occur in 2000 and that the first sales of its HTS wire for such applications will occur in 2001.

     Coils for Motors and Generators. The Company is designing, developing and fabricating HTS rotor coils and cryocoolers for use in high-horsepower electric motors with the potential for use in industrial and utility applications. HTS motors utilizing these rotor coils are expected to be half the weight and size of conventional motors and would provide greater operating efficiency. Since industrial electric motors consume most of the electricity used in a typical manufacturing operation, increased efficiency should yield significant savings in power costs. The Company and Reliance Electric Company, a Rockwell Automation business, are developing 1,000 and 5,000 horsepower (hp) motors under a U.S. Department of Energy Superconductivity Partnership Initiative. The Company expects the 1,000 hp motor to be in initial laboratory tests in early 1999 and to be installed in an industrial site during the second half of 1999. The Company expects that the first sales of its HTS rotor coils and cryocoolers for these motors for commercial applications will occur in 2001.

     Cables for Transformers. In cooperation with ABB, one of the largest transformer suppliers in the world, and EDF, the Company is developing alternating current HTS transformer wire that can be used for fabrication of HTS transformers. Utilities and industrial power customers use transformers to increase and decrease voltage levels. HTS transformers are expected to offer a number of improved features relative to conventional transformers as well as entirely new functionality with important utility systems benefits. HTS transformers are expected to be half the size and weight of conventional transformers, which would increase existing substation capacity, reduce land area needed for new substations, and greatly relieve transportation challenges currently faced by electric utilities for conventional transformers. In addition, HTS transformers would replace the dielectric oil which surrounds the copper coils in today's power transformers with low-cost, environmentally-safe liquid nitrogen, which would eliminate the spill risks associated with dielectric oil. This is expected to lower associated insurance costs and allow transformers to be installed closer to large load centers even within large cities. The Company expects that the first sales of its HTS transformer wires or cables for commercial applications will occur in 2002.

     In addition to the products described above, the Company plans to develop fault current limiters, which would instantaneously protect a power grid from electric surges caused by lightning, short circuits and other common fluctuations. If this product development is successful, the Company may manufacture and sell fault current limiter systems. The Company expects that the first sales of this product for commercial applications will occur in 2002.

     Ultimately, if successful in developing HTS technology for commercial power transmission and distribution products and equipment, the Company intends to introduce and market these HTS products primarily through strategic partners and original equipment manufacturers ("OEMs"). However, there can be no assurance that the Company will be successful in overcoming the technological hurdles to the development of these products or that it will be able to successfully market and sell any products developed.

HTS DEVELOPMENT

     Since its inception, the Company's main efforts have been directed towards the development of HTS wire and its applications, primarily in the electric power sector, including electric utilities and industrial users of electric power. In late 1987 the Company developed its first length of current-carrying HTS wire. In 1989 the Company added electromagnetic coils, electromagnets and multistrand conductors to its development program, and in December 1989 the Company sold its first prototype coil to a commercial customer. Since commencing operations in 1987, the Company has been able to significantly increase both the length and the current-carrying capacity of its HTS wires as well as the magnetic field strength generated by its HTS electromagnetic coils.

     The Company has chosen to focus on HTS wires and HTS wire products (rather than HTS electronics applications) because it believes that HTS wires and wire products offer the largest potential commercial market in the HTS field. The Company is not devoting any efforts to the discovery of new HTS materials. The Company primarily focuses on processing the most promising of the HTS materials available into wires and from these wires, manufacturing components and subsystems, such as multistrand conductors, electromagnetic coils and electromagnets. In some cases, higher level integration is performed in collaboration with or by the Company's customers and/or strategic partners. In other cases, the Company itself integrates these subsystems into a full cryogenic and electrical system, using its cryogenic and power electronics expertise.

     The Company has obtained patent licenses for a number of HTS materials. The Company expects to be required to obtain additional licenses with respect to these or other known HTS materials. In addition, as new HTS materials are discovered, the Company expects that patent or other proprietary rights will be asserted with respect to such materials, and that the Company may be required to obtain licenses for the use of such materials. While the Company is optimistic that it will be able to obtain such licenses, there can be no assurance of this, and even if such licenses can be obtained the costs of obtaining such licenses may be substantial. See "Business -- Patents, Trade Secrets and
Licenses -- Patents and the Choice of HTS Materials" and "-- Patents and the Processing of HTS Materials." Furthermore, the Company's ability to apply its wire processing and component and subsystem manufacturing processes to newly discovered HTS materials will depend on the nature of the materials, although the Company believes that its manufacturing processes are sufficiently generic that they can be adapted to newly discovered HTS materials.

STATUS OF HTS WIRE DEVELOPMENT

     During the last several years considerable progress in the development of HTS wire has occurred, both at the Company and at other institutions and companies worldwide. There remain, however, significant technical hurdles that will need to be overcome before HTS wires can be produced in commercial amounts for the full range of potential applications. For commercial applications, the critical current density of long wire lengths will need to be increased further from present levels to higher levels already demonstrated on short-length research samples. In addition, the wire will need to be able to be wound in a variety of shapes to create multistrand conductors, electromagnetic coils and electromagnets without loss of the wire's critical current density during winding. The wire also will need to be able to withstand forces arising from the interplay of its own current with a surrounding magnetic field. For alternating current magnet and coil applications, special conductor architectures will need to be developed. In January 1998, the Company announced a significant program in collaboration with ABB and EDF to develop such architectures.

     The HTS wires used in the electromagnetic coils, electromagnets and multistrand conductors will need to have critical current densities in the superconducting filament of the wires (excluding any metal sheathing, strengthening members, etc.) in the range of 30,000 to 100,000 Amperes per square centimeter (A/cm(2)) in the magnetic field required for the application. Most applications will require magnetic fields in the range of 0.1 to 5 Tesla (a typical LTS magnet in an MRI system operates at about 0.5 to 1.5 Tesla; a kitchen magnet typically has a magnetic field of less than 0.05 Tesla).

     Research samples of HTS wires have already exhibited sufficient current density in very high magnetic fields to enable applications to be developed. The Company has reported that short lengths of multifilamentary HTS wires (typically one centimeter) produced on a laboratory scale have filament critical current densities of 100,000 A/cm(2) in a magnetic field of up to 3 Tesla at 20 K (-423 degrees Fahrenheit). The challenge is to produce cost effective wires with these electrical properties by high-volume manufacturing processes in long lengths (typically greater than 10,000 feet) and with the flexibility, strength and durability required to fabricate and utilize multistrand conductors, electromagnetic coils and electromagnets in end-use applications.

     The Company has made considerable progress in achieving these combined goals; it routinely manufactures wire in greater than five-hundred-foot lengths with over 10,000 A/cm(2) at 77K over the full cross-sectional area of the composite wire, with the actual current density in the superconducting filaments reaching three times this level. This represents an advance by a factor of two in performance of the Company's wires in the last two years. An earlier generation of the Company's wires was incorporated into a number of demonstration products. In 1996, Pirelli built and demonstrated a 50 meter cable conductor that carried 3,300 Amperes of direct current, and Rockwell Automation built and demonstrated a 286 horsepower HTS motor utilizing rotor coils fabricated by the Company. The Company's wire was also incorporated into an HTS transformer prototype built by ABB, which was installed in the headquarters building of the electric utility of Geneva, Switzerland and operated from March 1997 to December 1997. However, considerable progress is still required to meet the commercial needs of electric power and high-field magnet customers. The Company believes that several years of further development will be necessary before HTS wires and wire products are available for significant commercial end-use applications, although HTS wires of sufficient performance are now available for the Company's commercial current leads.

     In addition to the technical hurdles described above, there are energy losses when alternating current is employed in a superconductor (as opposed to the zero loss that occurs when the superconductor carries direct current), and it has been established in LTS wires that these losses can be reduced in a multifilamentary configuration. While the Company has produced prototype multifilamentary composite wires, the superconducting and mechanical properties of such wires will need to be improved before they can be used for commercial alternating current magnet applications. The Company has been engaged in a research and development program, with partial funding of this program coming from both EDF and ABB, to develop wires specifically for these applications. However, there can be no assurance that the Company will succeed in developing this technology for commercial use. The Company has applied for patents on its developments in this area. However, the Company may be required to obtain patent licenses from third parties in order to utilize certain aspects of this technology. While the Company is optimistic that it will be able to obtain such licenses, there can be no assurance of this, and if such licenses can be obtained, the license fees may be substantial. See "Business -- Patents, Trade Secrets and Licenses."

THE COMPANY'S HTS COIL, MAGNET, CONDUCTOR, CRYOINTEGRATION AND POWER ELECTRONICS DEVELOPMENT

     Simultaneously with its development of HTS wires, the Company is engaged in the development of electromagnetic coils, electromagnets and alternating current cables using these wires, and the integration of these products with related cooling systems (known as "cryointegration"). Electromagnetic coils are wire-wound structures such as those used in the rotors or stators of electric motors; electromagnets are coils used to produce a magnetic field, such as that required for MRI. Alternating current cables are bundles of HTS wires woven together to form a long conducting body, such as that needed for alternating current applications such as power transformers.

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

     The Company has demonstrated increasingly advanced prototypes of electromagnetic coils and multistrand conductors, including an electromagnet that produces a magnetic field of 7 Tesla at 27K (-411 degrees Fahrenheit) when cooled by a mechanical cryocooler, which magnetic field exceeds significantly the maximum field (2 Tesla) obtainable from iron. The principal hurdle to increased commercial use of this technology is to lower the cost of the system. The Company believes that this can be achieved through the development of more efficient manufacturing systems for its coils, cryogenics and systems integration, and through the further reduction in the cost of HTS wire. Longer term, the Company believes that the introduction of HTS "coated conductor" wire will lead to more significant cost reductions. See "-- HTS Wire Production Processes."

     The Company has also developed and is selling current leads that incorporate the Company's multifilamentary wires, and which, as compared to normal metal current leads, reduce the heat leak into, and the heat generated in, cryogenic systems operating at temperatures below 77K (-321 degrees Fahrenheit).

     The Company is also developing improvements to its SMES-based industrial power quality products and enhancing and expanding its SMES product line. It is working to decrease the cost of these products by introducing HTS current leads to simplify the cryogenic system, by improving the cryostat and by upgrading the magnet design. It is also seeking to expand the functionality of these products by developing new power electronics to provide higher voltage capability and dc-to-ac conversion, and to reduce the costs of the power electronics components of the SMES products. There can be no assurance that the Company will succeed in reducing the costs of SMES systems sufficiently to create a significantly larger market.

HTS WIRE PRODUCTION PROCESSES

     The Company produces HTS wires by a variety of techniques. The principal technique involves deformation processing, which is in some respects closely analogous to the technique used in the existing metal wire industry. In this approach a metal tube, typically silver, is packed with a precursor powder and sealed to form a "billet." The billet is then deformed into a wire shape by a variety of classical deformation processing techniques: extrusion, wire-drawing, multifilamentary bundling and rolling. Finally, the wire is heat-treated to transform the precursor powder inside the wire into a high-temperature superconductor. The resulting multifilamentary composite structure, consisting of many fine superconducting filaments imbedded in a metal matrix, is considered by the Company to be a preferred method of achieving flexibility and durability in its wires and wire products. This composite structure is the subject of a patent owned by MIT, based on an invention by Dr. Gregory Yurek, Chairman of the Board, President and Chief Executive Officer and a founder of the Company and at the time a professor at MIT, and Dr. John Vander Sande, a professor at MIT, a director and a founder of the Company, which patent is licensed to the Company on an exclusive basis until 2010 in return for license fees and shares of the Company's Common Stock. See "Business -- Patents, Trade Secrets and Licenses."

     The Company has pursued two basic approaches to the deformation processing of silver-sheathed, powder-in-tube, multifilamentary composite wires. They differ principally in the type of powder that is packed into the silver billet. One, referred to as the oxide-powder-in-tube or "OPIT" process, involves the use of oxide powders. The Company is presently focused primarily on the OPIT process and has established a manufacturing line using this method. The manufacturing line has produced sufficient lengths of wire with sufficient performance to enable the Company to use the wire in commercial current lead products as well as in prototype electromagnetic coils and multistrand conductors and to permit other companies to demonstrate prototype HTS transformers, power cables and motors using the Company's HTS wires or coils.

     In the alternative technique for making multifilamentary wires, referred to as the metallic precursor or "MP" process, metallic (rather than oxide) powders are packed into the silver billet. While the Company is not manufacturing HTS wire by this methodology at the present time, it continues to use the technology in certain of its wire development programs.

     Precise control of initial composition, heat-treatment temperatures and their interplay with the deformation are required to obtain the best superconducting performance of the wire material. The Company has protected many aspects of its processes with patents. However, the Company expects to be required to obtain patent licenses from third parties in order to utilize certain aspects of these processes. While the Company is optimistic that it will be able to obtain such licenses, there can be no assurance of this, and even if such licenses can be obtained, the license fees may be substantial. See "Business -- Patents, Trade Secrets and Licenses."

     Within the past few years, very high levels of current carrying performance have been reported in small laboratory samples of HTS coated conductors, which comprise a thick film of HTS material deposited on a flexible substrate, typically with an intermediate buffer layer. One variation of this process is called IBAD, or ion beam assisted deposition. In this process, thick films of HTS material are deposited on an aligned buffer layer (the IBAD layer) which is placed on a flexible substrate. This process improves the alignment of the HTS thick films and consequently their electrical performance. Initially developed by Fujikura Ltd., the Company believes that this process has been significantly improved by Los Alamos National Laboratory.

     Another variant of coated conductor, called deformation texturing of substrates, has been developed by Toshiba Corporation and significantly improved by Oak Ridge National Laboratory (whose trademark for their version of this process is "RABiTS"). The Company has studied both processes and believes that these processes have the potential to be future processes for manufacturing HTS wire with high current carrying capacity and lower cost than composite deformation-processed wire. The Company is pursuing the development of these processes with an active internal program in collaboration with Electric Power Research Institute, Inc. ("EPRI"), Los Alamos National Laboratory, MIT and other organizations. However, only short coated conductor wire samples have been fabricated at high-performance levels, and there can be no assurance that the Company will succeed in developing this technology for commercial use. The Company has applied for patent protection on many aspects of its preferred coated conductor process. However, the Company may be required to obtain patent licenses from third parties in order to utilize the process. While the Company is optimistic that it will be able to obtain such licenses, there can be no assurance of this, and even if such licenses can be obtained, the license fees may be substantial. See "Business -- Patents, Trade Secrets and Licenses."

COMPETITION

     The Company does not know of any companies currently selling LT-SMES products that compete with the SMES products offered by the Company. However, at least one company, IGC, is developing SMES systems for power quality applications, and the Company believes there is a government-sponsored program in Japan to develop SMES systems for power quality applications. The Company's SMES products also compete against dynamic voltage restorers produced by companies such as Westinghouse, flywheels under development by various companies around the world, and battery-based, uninterruptible power supply systems, which are widely manufactured and used around the world.

     There are a number of companies in the United States, Europe and Japan engaged in attempts to bring to market high performance, technologically advanced, cost effective HTS products. However, to the Company's knowledge, no significant commercial amounts of HTS wire or other HTS products have been produced or sold to date. For HTS applications, the Company's principal competitors presently include several Japanese companies, such as Sumitomo Electric Industries, Ltd. ("SEI"), Hitachi, Ltd., and Furukawa Electric Co., Ltd.; several European companies, such as Siemens A.G. in Germany and B.I.C.C. and Oxford Instruments in England; and several companies in the U.S., such as IGC and 3M. Each of these companies is directing significant efforts to develop flexible, long-length HTS wires. SEI, Hitachi, Oxford and IGC are also developing HTS magnets and systems.

     Many of the Company's competitors have substantially greater financial resources, research and development, manufacturing and marketing capabilities than the Company. In addition, as the power quality and HTS markets develop, other large industrial companies may enter these fields and compete with the Company.

STRATEGIC RELATIONSHIPS, RESEARCH ARRANGEMENTS AND GOVERNMENT CONTRACTS

     The Company is party to a number of strategic relationships, research arrangements and government contracts. Its most significant strategic corporate agreements are with Pirelli, EDF and ABB.

     The Pirelli alliance, originally established in February 1990, is designed to combine Pirelli's cable technology, manufacturing and marketing expertise with the Company's proprietary wire-manufacturing technologies for the purpose of developing and producing HTS wires for cables used to transmit both electric power and control signals. Under the Pirelli alliance, the Company has recorded as revenue $13.3 million from 1990 to March 31, 1998 and Pirelli has agreed to pay the Company an aggregate of $2.7 million over the next two years as "development fees;" however, this agreement may be terminated upon 90 days notice in certain circumstances. As of April 30, 1998, Pirelli owned less than 1% of the Company's Common Stock.

     The EDF relationship, established in April 1997, involves the exchange of information relating to developments in HTS technology and related fields and trends in the electricity industry, and the review of technical, industrial and commercial topics by the parties through an advisory board comprised of representatives from both the Company and EDF. The EDF relationship also includes a development program, in conjunction with ABB, on HTS wire for transformers. Under the EDF alliance, the Company received $10.0 million in 1997 from EDF as an equity contribution in exchange for 1.0 million shares of the Company's Common Stock, which, together with the 100,000 shares EDF purchased in the April 1998 public offering, represented, as of April 30, 1998, approximately 7.2% of the Company's outstanding Common Stock. EDF has agreed to pay the Company an aggregate of $5.0 million (of which $1.8 million has been recorded as revenue as of March 31, 1998) over the next four years as "development fees;" however, this agreement may be terminated upon 90 days notice by either party.

     The ABB relationship is designed to combine ABB's transformer technology, manufacturing and marketing expertise with the Company's proprietary wire-forming technologies for the purpose of developing and producing HTS wires and cables for transformers. ABB has agreed to pay the Company an aggregate of $5.0 million (of which $2.3 million has been recorded as revenue as of March 31, 1998) over the next four years as "development fees;" however, this agreement may be terminated upon 90 days notice by either party.

     The Company has also established a number of collaborative research relationships with various organizations such as Industrial Research, Ltd., four U.S. Department of Energy laboratories, University of Wisconsin Applied Superconductivity Center, MIT and EPRI. Finally, the Company is party to a number of government contracts, with entities such as Wright-Patterson Air Force Base, the Naval Research Laboratory and the U.S. Department of Energy through its Superconductivity Partnership Initiative, relating to the development and supply of prototype products.

     The Company believes strategic relationships, research arrangements and government contracts provide it with several important benefits. First, they assist the Company in meeting and exceeding the technical benchmarks. Second, they provide the Company with development and marketing rights to important technologies. Third, various parties to these arrangements provide the Company with critical funding as the Company's research and development efforts progress toward commercialization. Since April 1, 1993, the Company has received more than $33 million of funding under research and development contracts. Finally, and perhaps most importantly, several of these relationships, particularly those with Pirelli and ABB, provide a potential direct market for the Company's HTS wires.

PATENTS, TRADE SECRETS AND LICENSES

  The HTS Patent Background

     Since the discovery of high temperature superconductors in 1986, the HTS industry has been characterized by rapid technical advances, which in turn have resulted in a large number of patents relating to superconductivity being applied for and granted worldwide. The claims in different granted patents often overlap, and similar patents in different countries may have different claims or be owned by different entities. As a result, the patent situation in the field of HTS technology and products is unusually complex.

     Most major potential HTS manufacturers, including the Company and its competitors, own or may obtain patents which may interfere with each other. A number of United States and foreign patents and patent applications, held by third parties, relate to the Company's current products or to products under development, or to the technology now or later to be utilized by the Company in the development or production of certain present and future products. Additional patents relating to the Company's technology, processes or applications may be issued to third parties in the future. The Company will need to acquire licenses to, or to successfully contest the scope or validity of, patents owned by third parties.

     The Company believes that companies holding patent portfolios which may complement portfolios held by others in the industry are more likely to be willing to enter into cross-licensing arrangements with such other patent owners than with companies that do not have such patent positions. The Company believes that certain patents it has licensed from others covering basic materials processing methods, and composites of HTS ceramics and noble metals, will improve the strength of its patent portfolio and therefore its position in these future licensing negotiations. See "Business -- Patents, Trade Secrets and Licenses -- Patents and Wire Architecture."

     However, many patents and patent applications are held by companies with which the Company may not compete, and such companies may not be interested in cross-licensing. Moreover, it is possible that the Company could be required to obtain licenses under a number of different patents and from a number of different patent holders in connection with various aspects of its present and planned business operations. Although the Company is optimistic that it will be able to obtain any necessary licenses on commercially reasonable terms, there can be no assurance that all necessary licenses will be available on commercially reasonable terms, or at all.

     The cost of any such licenses is not known, but the Company is likely to be required to obtain multiple licenses and, to the extent that licenses can be obtained the cost is expected, in aggregate, to be substantial. The failure to obtain all necessary licenses upon reasonable terms could significantly reduce the scope of the Company's business, limit its profit margins, and otherwise have a material adverse effect on the Company's operations.

     The likelihood of successfully contesting the scope or validity of any such patents is also uncertain; and, in any event, the Company could incur substantial costs in challenging the patents of other companies. Moreover, the Company could incur substantial litigation costs in defending the scope and validity of its own patents.

     To understand the Company's approach to patents in light of these circumstances, it is useful to analyze HTS patents in relation to the issues the Company needs to consider in the process of designing and manufacturing HTS products; the choice of material used to make an HTS product; the choice of the processing method to be applied to that material; and the choice of components or subsystems to be fabricated and the fabrication methods used.

  Patents and the Choice of HTS Materials

     Presently, the materials from which HTS products are made are copper oxides, or "cuprates." The Company does not anticipate that anyone will receive a broad basic patent on cuprates, but there can be no assurance in this regard. There are a number of HTS materials within the cuprate family. A number of patents have been issued with regard to certain specific HTS materials within the cuprate family and the Company believes that a number of other patent applications for various HTS materials within the cuprate family, some with broad claims, are pending.

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

     The Company jointly owns or has obtained licenses with respect to patents covering certain HTS materials through its collaborations with MIT and Superlink. However, the Company expects that additional materials licenses may be required. There is no assurance that the Company will be able to obtain on commercially reasonable terms all the licenses that may be needed for the Company to use preferred HTS materials, and even if the Company is able to obtain such licenses, the license fees may be substantial.

  Patents and the Processing of HTS Materials

     The Company is concentrating on two main methods for processing the materials it currently intends to use: the OPIT method, and the "coated conductor" technology. See "Business -- HTS Wire Production Processes." The Company's strategy is to obtain a proprietary position in each of these processes through a combination of patents, licensing and proprietary know-how. If alternative processes become more promising in the future, the Company will also seek to develop a proprietary position in these alternative processes.

     The Company has filed a number of patent applications which are applicable to one or more of the MP method, the OPIT method, and coated conductor technology. Some of these applications have been issued as patents in the U.S. and abroad while others are pending. The Company also has acquired options to exclusively license additional intellectual property in the coated conductor area through its collaborations with EPRI and MIT.

     Effective March 31, 1998, the Company signed an agreement with Lucent Technologies, Inc. ("Lucent"), granting the Company a royalty-bearing, non-exclusive worldwide license for superconductor wire under Lucent's portfolio of high temperature superconductor patents and patent applications. The license runs from March 31, 1998 until the expiration of the last-to-expire patent in the portfolio.

     Additional U.S. and foreign patents have been issued to third parties with claims directed to HTS processing methods which, if valid, may cover one or more of the MP, the OPIT or the coated conductor technologies used by the Company. Several U.S. and foreign patents have been issued with claims which, if valid, may cover various aspects of the coated conductor process. In addition, the Company has learned that a number of additional U.S. and foreign patent applications have been filed which contain similar claims. To the extent any of these issued patents are valid and cover any processing methods used by the Company, or if any of the pending applications result in a valid patent with claims covering the Company's methods, the Company would be required to obtain licenses under any applicable patents. There is no assurance that the Company will be able to obtain such licenses, and even if such licenses can be obtained, the license fees may be substantial.

  Patents and Wire Architecture

     The Company has an exclusive license from MIT under an issued U.S. patent that covers composites (including multifilamentary wires) of HTS ceramics and noble metals such as silver.

     A number of other companies have also filed, and in some instances, have been issued patents on various aspects of wire architecture. To the extent any of these issued patents are valid and cover the wire architectures used by the Company, or to the extent any of the pending applications result in a valid patent with claims covering the Company's methods, the Company would be required to obtain licenses under any applicable patents. There is no assurance that the Company will be able to obtain such licenses, and even if such licenses can be obtained, the license fees may be substantial.

  HTS Component and Subsystem Fabrication, HTS Application, and Power Quality and SMES Patents

     The Company has been issued several patents and filed several additional patent applications regarding the design and fabrication of electromagnetic coils and electromagnets, the integration of these products with an appropriate coolant or cryocooler and the application of these products to certain specific end uses, as well as several patent applications on cryocooled power electronics. The Company holds several issued patents and pending applications on power quality systems as a result of the acquisition of SI.

     Since the HTS and cryocooled power systems fields are relatively new, significant applications can and are being patented by others. A number of other companies have also filed, and in some instances have been issued, patents on various applications of HTS wire, cryocooled power electronics and component and subsystem fabrication methods. To the extent any existing or future third party patents are pertinent to these aspects of the Company's operations, the Company would be required to obtain licenses under the applicable patents. There is no assurance that the Company will be able to obtain such licenses, and even if such licenses can be obtained, the license fees may be substantial.

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

EMPLOYEES

     As of March 31, 1998, the Company employed a total of 213 persons, 24 of whom have Ph.D's in material science, physics or related fields. No Company employees are represented by a labor union. The Company believes that its employee relations are good.

RESEARCH AND DEVELOPMENT

     The Company's research and development expenses in fiscal 1998 were approximately $8,641,000 compared to $8,477,000 in fiscal 1997. Adjusted research and development expenses, which consist of company-funded research and development expenses plus research and development expenses related to externally-funded development contracts included in costs of revenue and research and development expenses offset by cost-sharing funding under government contracts, were $17,048,000 in fiscal 1998 compared to $14,678,000 in fiscal 1997.

ITEM 2.  PROPERTIES.

     The Company's operations are located in approximately 102,000 square feet of space in Westborough, Massachusetts, approximately 60,000 square feet of space in Middleton, Wisconsin and approximately 3,700 square feet of space in Woburn, Massachusetts. The Company occupies the Westborough facility under a lease which expires on May 31, 2003 and has an option to extend the lease for an additional five-year term. The Company occupies the Middleton facilities under two leases which expire on December 31, 2003. The Company occupies the Woburn facility under a lease which expires on January 30, 1999.

ITEM 3.  LEGAL PROCEEDINGS.

     Neither the Company nor any subsidiary is involved in any material legal proceedings other than routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     No matters were submitted to a vote of the Company's security-holders during the fourth quarter of the fiscal year ended March 31, 1998.

  Executive Officers of the Company

     The following table sets forth the names, ages and offices of all executive officers of the Company:

NAME                                          AGE                       OFFICE
----                                          ---                       ------
Gregory J. Yurek............................  51     President, Chief Executive Officer and
                                                     Chairman of the Board of Directors
Stanley D. Piekos...........................  50     Vice President, Corporate Development, Chief
                                                     Financial Officer, Treasurer and Secretary
Alexis P. Malozemoff........................  54     Senior Vice President and Chief Technical
                                                     Officer
Roland E. Lefebvre..........................  47     Executive Vice President and Chief Operating
                                                     Officer
Ross S. Gibson..............................  39     Vice President, Human Resources
John B. Howe................................  41     Vice President, Electric Industry Affairs

     Dr. Yurek co-founded the Company and has been a director since July 1987, President since March 1989, Chief Executive Officer since December 1989 and Chairman of the Board since October 1991. Dr. Yurek also served as Vice President and Chief Technical Officer from August 1988 until March 1989 and as Chief Operating Officer from March 1989 until December 1989. Prior to joining the Company, Dr. Yurek was a Professor of Materials Science and Engineering at MIT for 13 years.

     Mr. Piekos joined the Company in February 1998 as Chief Financial Officer, Vice President, Corporate Development, Treasurer and Secretary. From June 1994 until February 1998, Mr. Piekos served as Vice President and Chief Financial Officer of Brooks Automation, Inc., a supplier of robotics and controls to the semiconductor production equipment industry. For the nine years prior to June 1994, Mr. Piekos was employed by Helix Technology Corporation, a manufacturer of cryogenic equipment, most recently as Vice President and Chief Financial Officer.

     Dr. Malozemoff joined the Company as Vice President, Research and Development in January 1991 and was elected Chief Technical Officer in January 1993 and Senior Vice President in May 1998. Prior to joining the Company, Dr. Malozemoff spent 19 years at IBM in a variety of research and management positions, most recently as IBM Research Coordinator for High Temperature Superconductivity.

     Mr. Lefebvre joined the Company in May 1996 as Vice President, Sales and Marketing and was elected Executive Vice President and Chief Operating Officer in May 1998. Prior to joining the Company, Mr. Lefebvre spent 23 years at General Electric Company in a variety of positions, most recently as General Manager, National Account Sales.

     Mr. Gibson joined the Company as Vice President, Human Resources in July 1997. From April 1992 until June 1997, Mr. Gibson served in a variety of positions at Cambridge Neuroscience, Inc., most recently as Vice President, Human Resources and Administration and Chief Administrative Officer.

     Mr. Howe joined the Company in November 1997 as Director, Electric Industry Affairs and was elected Vice President, Electric Industry Affairs in May 1998. From November 1995 until September 1997, Mr. Howe was Chairman of the Massachusetts Department of Public Utilities. For the five and one-half years prior to November 1995, Mr. Howe served in various positions, most recently as Vice President, Regulatory and Government Affairs, for U.S. Generating Company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock has been quoted on the Nasdaq National Market under the symbol "AMSC" since 1991. The following table sets forth the high and low closing price per share of the Company's Common Stock as reported on the Nasdaq National Market for the two most recent fiscal years:

                                                              COMMON STOCK
                                                                  PRICE
                                                              -------------
                                                              HIGH     LOW
                                                              -----    ----
FISCAL YEAR ENDED MARCH 31, 1997:
  First quarter.............................................  14 3/4   12 3/8
  Second quarter............................................  15 3/4   11 5/8
  Third quarter.............................................  15 1/8   10 3/8
  Fourth quarter............................................  11 3/4   7 7/8
FISCAL YEAR ENDED MARCH 31, 1998:
  First quarter.............................................  12 1/4   8 1/4
  Second quarter............................................  13 3/8   8 5/8
  Third quarter.............................................  14 1/8   8 3/8
  Fourth quarter............................................    15     8 1/2

     The number of shareholders of record on June 8, 1998 was 430.

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected consolidated financial data presented below reflect the combined results of operations and financial position of the Company and SI restated for all periods presented pursuant to the pooling of interests method of accounting. The financial data for the fiscal year ended March 31, 1998 have been derived from the Company's consolidated financial statements that have been audited by Coopers & Lybrand L.L.P, independent accountants. The financial data for each of the four fiscal years in the period ended March 31, 1997 have been derived from the combination of the Company's consolidated financial statements that have been audited by Coopers & Lybrand L.L.P., independent accountants, and the SI financial statements that have been audited by other independent accountants. In addition, the combination of the separate audited financial statements of the Company and SI for the three fiscal years in the period ended March 31, 1997 has been audited by Coopers & Lybrand L.L.P. This financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and the other financial information appearing elsewhere in this Annual Report on Form 10-K.

                                                            YEAR ENDED MARCH 31,
                                              ------------------------------------------------
                                               1998       1997       1996      1995      1994
                                              -------    -------    ------    ------    ------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues....................................   15,129     10,551    10,764     8,593     4,942
Net loss....................................  (12,378)   (13,377)   (9,698)   (7,036)   (7,717)
Net loss per share..........................    (1.06)     (1.27)    (0.94)    (0.69)    (0.86)
Total assets................................   19,551     26,581    35,856    44,887    50,037
Working capital.............................    5,059        318     5,101     2,341     7,666
Cash, cash equivalents and long-term
  marketable securities.....................    8,009     16,031    26,519    33,653    41,774
Stockholders' equity........................   12,859     16,501    29,780    38,416    45,349

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by this Item is attached as Appendix A hereto and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The response to this item is contained in part under the caption "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K, and in part in the Company's Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended March 31, 1998 (the "1998 Proxy Statement") in the sections "Election of Directors -- Nominees," and "Other Matters -- Section 16 Beneficial Ownership Reporting Compliance," which sections are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The response to this item is contained in the 1998 Proxy Statement in the sections "Election of Directors -- Directors' Compensation," "-- Executive Compensation," and "-- Employment Agreements with Senior Executives," which sections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The response to this item is contained in the 1998 Proxy Statement in the section "Beneficial Ownership of Common Stock," which section is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The response to this item is contained in the 1998 Proxy Statement in the section "Election of Directors -- Certain Business Relationships," which section is incorporated herein by reference.

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

     (b) Reports on Form 8-K.

     The Company filed a report on Form 8-K on March 24, 1998 to file restated Financial Data Schedules for all periods affected by the restatement of the Company's financial statements following the adoption of Financial Accounting Standard ("FAS") No. 128 relating to earnings per share and the acquisition of Superconductivity, Inc., accounted for as a pooling of interests. No other reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended March 31, 1998.

     (c) The list of Exhibits filed as a part of this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding such Exhibits.

                                                                      APPENDIX A

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     American Superconductor Corporation (the "Company") was founded in 1987 to develop for commercialization high temperature superconducting ("HTS") wires and wire products. On April 8, 1997, the Company acquired Superconductivity, Inc. ("SI"), which is now being operated as the Power Quality Solutions business unit of the Company, in a transaction accounted for under the pooling of interests method of accounting. Accordingly, the Company's consolidated financial statements reflect the combined financial position, operating results and cash flows of the Company and SI as if they had been combined for all periods presented. For purposes of the discussion of the results of operations of the Company for the fiscal years ended March 31, 1997 and 1996, the term "Former ASC" is used to refer to the Company prior to the SI acquisition. On July 31, 1997, the Company acquired Applied Engineering Technologies, Ltd. ("AET") in a transaction accounted for under the pooling of interests method of accounting. Due to the immaterial effect on the Company's consolidated financial statements, prior periods have not been adjusted to reflect the effect of this transaction on the financial position, operating results and cash flows of the Company.

                             RESULTS OF OPERATIONS

FISCAL YEARS ENDED MARCH 31, 1998 AND MARCH 31, 1997

  Revenues

     Total revenues increased 43% to $15,129,000 in fiscal 1998 from $10,551,000 in fiscal 1997. This increase was due primarily to higher contract revenue associated with the Company's joint development program with Electricite de France ("EDF") and ABB Power Transmission and Distribution Company ("ABB") to develop high temperature superconductor ("HTS") wire for power transformers. The agreements with ABB and EDF were signed in fiscal 1998, and contributed $3,075,000 in contract revenue in fiscal 1998, compared to $700,000 in contract revenue and $300,000 in product sale revenue from ABB in fiscal 1997.

     In addition, contract revenue was also positively affected by a $700,000 contract with the Electric Power Research Institute (EPRI) and by an increase in work performed on seven Phase II Small Business Innovation Research (SBIR) grants, five of which were awarded during fiscal 1998, from the Department of Energy, Department of Defense, and National Science Foundation. At SI, fiscal 1998 product sales increased $1,518,000 compared to fiscal 1997, which was largely offset by a decrease in contract revenue of $1,426,000. Revenue was also positively affected by the recognition of $565,000 in product sales by AET, which was acquired on July 31, 1997, four months into the Company's fiscal year. Fiscal 1997 contract revenue included $825,000 relating to a research and development agreement with Inco Alloys International, which was discontinued on December 31, 1996.

     In addition to reported revenues, the Company also received funding of $1,771,000 in fiscal 1998 under government cost-sharing agreements as compared to $1,706,000 in fiscal 1997. The Company anticipates that a portion of its funding in the future will continue to come from cost-sharing agreements as the Company continues to develop joint programs with government agencies. Funding from government cost-sharing agreements is recorded as an offset to research and development and selling, general and administrative expenses, as required by government contract accounting guidelines, rather than as revenue.

  Operating expenses

     The Company's total operating expenses in fiscal 1998 were $27,884,000 compared to $23,345,000 in fiscal 1997. Costs of revenue, which include costs of research and development contracts and costs of product sales and prototype development contracts, increased to $14,333,000 in fiscal 1998 compared to $10,577,000 in fiscal 1997. This increase reflects expenditures to support the increase in contract and prototype development revenues, including the hiring of additional personnel and purchases of materials and equipment. Included in cost of revenue is a write-down provision of $445,000 in fiscal 1997. This provision was required to adjust the carrying values of certain items of inventory to their fair values.

     Adjusted research and development ("R&D") expenses, which include amounts classified as costs of revenue and amounts offset by cost sharing funding, increased to $17,048,000 in fiscal 1998 from $14,678,000 in fiscal 1997. This increase was due to the continued scale-up of the Company's internal research and development activities including the hiring of additional personnel, the purchases of materials and equipment and the payment of patent licensing fees. A portion of the R&D expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as R&D expenses). These R&D expenditures that were included as costs of revenue during fiscal 1998 and fiscal 1997 were $7,494,000 and $5,322,000, respectively. Additionally, R&D expenses that were offset by cost sharing funding were $913,000 and $879,000 in fiscal 1998 and 1997, respectively. Net R&D expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost sharing funding) increased to $8,641,000 in fiscal 1998 from $8,477,000 the prior year.

     Selling, general and administrative ("SG&A") expenses were $4,910,000 in fiscal 1998 as compared to $4,291,000 in fiscal 1997. These increases were primarily due to additional recruiting, legal, consulting, and marketing expenses incurred to support the overall increase in the Company's revenues and research and development activities, as well as increases in executive bonuses and other compensation. The SG&A amounts offset by cost share funding were $858,000 and $828,000 in fiscal years 1998 and 1997, respectively. In addition to these expenses, a portion of the SG&A expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as SG&A expenses). SG&A expenditures included as costs of revenue during fiscal 1998 and fiscal 1997 were $3,394,000 and $2,186,000, respectively.

  Non-operating expenses

     Interest income decreased to $782,000 in fiscal 1998, as compared to $1,177,000 in fiscal 1997. This decrease primarily reflects lower cash, cash equivalents and long-term marketable securities balances available for investment as a result of cash being used to fund the Company's operations, pay liabilities and transaction costs related to the two mergers, and to purchase capital equipment. Interest expense decreased from $356,000 in fiscal 1997 to $239,000 in fiscal 1998 primarily due to the payoff of notes payable and the reduction in long term debt. Other expense, net is comprised primarily of miscellaneous taxes net of gains on the disposition of excess capital equipment.

     Merger related fees of $710,000 in fiscal 1997 related to the costs incurred through March 31, 1997 in connection with the Company's acquisition of SI, and consisted primarily of financial advisory and legal fees. In fiscal 1998, the Company incurred an additional $155,000 in transaction fees resulting from professional fees relating to both the SI ($76,000) and the AET ($79,000) acquisitions. In fiscal 1997 SI incurred professional fees relating to a terminated merger negotiation amounting to $670,000.

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

FISCAL YEARS ENDED MARCH 31, 1997 AND MARCH 31, 1996

  Revenues

     Total revenues decreased to $10,551,000 in fiscal 1997 from $10,764,000 in fiscal 1996. The Former ASC's revenues from research and development contracts, prototype development contracts and the sale of prototypes increased to $7,175,000 in fiscal 1997 from $7,131,000 in fiscal 1996. This increase was due primarily to work performed on a research and development contract with Asea Brown Boveri (ABB) and increases in funding on various U. S. Government grants and prototype development contracts. This increase was largely offset by a drop in prototype sales associated with a major cable prototype on which the Former ASC concluded shipping HTS wire in the year ended March 31, 1996, and by the discontinuation (effective December 31, 1996) of the joint research and development program on metallic precursor wire technology with Inco Alloys International, Inc., which had been providing $1.1 million in annual funding.

     At SI, revenues in fiscal 1997 were $3,376,000 compared to $3,633,000 in fiscal 1996. This decrease in revenues is due to the completion of a long-term cost-plus-fixed-fee government contract in September 1996, which was in progress during all of fiscal 1996. SI began an additional long-term government contract in October 1996; however, revenue under this firm fixed-price contract was not recognized until fiscal 1998. The decrease in SI's contract revenue (from a total of $2,762,000 in 1996 to $1,570,000 in 1997) was partially offset by SI's first sale of a commercial unit, which generated $993,000 in revenue in fiscal 1997.

     In addition to reported revenues, the Former ASC also received funding of $1,706,000 in fiscal 1997 under government cost-sharing agreements as compared to $985,000 in fiscal 1996. This increased cost-sharing funding was primarily due to the award of a $20.5 million Phase II Superconductivity Partnership Initiative (SPI) contract on commercial-scale HTS motors by the Department of Energy to the Company and Reliance Electric Company (a Rockwell Automation business).

  Operating expenses

     The Company's total operating expenses in fiscal 1997 were $23,345,000 compared to $21,796,000 in fiscal 1996. At the Former ASC, operating expenses increased to $18,035,000 in fiscal 1997 from $15,992,000 in fiscal 1996. Costs of revenue increased to $7,508,000 in fiscal 1997 compared to $7,331,000 in fiscal 1996 at the Former ASC. This increase reflects expenditures to support the increase in contract and prototype development revenues, including the hiring of additional personnel and purchases of materials and equipment, partially offset by lower costs of revenue associated with the decreased sales of prototypes.

     At SI, operating expenses decreased to $5,310,000 in fiscal 1997 from $5,804,000 in fiscal 1996. SI's cost of revenue decreased to $3,070,000 in fiscal 1997 from $4,222,000 in fiscal 1996. Included in cost of revenue are write-down provisions of $445,000 and $1,175,000 in fiscal 1997 and fiscal 1996, respectively. These provisions were required to adjust the carrying values of certain items of inventory and equipment to their market values.

     R&D expenses increased to $8,477,000 in fiscal 1997 from $5,704,000 the prior year. The Former ASC's R&D expenses were $7,709,000 in fiscal 1997 compared to $5,341,000 in fiscal 1996. This increase was due to the continued scale-up of the Former ASC's internal research and development activities including the hiring of additional personnel and purchases of materials and equipment. In addition to these expenses, a portion of the Former ASC's R&D expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as R&D expenses). These R&D expenditures that were included as costs of revenue during fiscal 1997 and fiscal 1996 were $5,322,000 and $5,256,000, respectively. Additionally, R&D expenses that were offset by cost share funding were $879,000 and $584,000 in fiscal years 1997 and 1996, respectively. At SI, R&D expenses increased from $363,000 in fiscal 1996 to $769,000 in fiscal 1997 because a higher proportion of R&D expenses were classified as cost of revenue as a result of the higher funding by the government cost-plus-fixed-fee contract in fiscal 1996 because of the completion of the contract during fiscal 1997.

     SG&A expenses were $4,291,000 in fiscal 1997 as compared to $4,538,000 in fiscal 1996. At the Former ASC, SG&A expenses decreased to $2,818,000 in fiscal 1997 from $3,319,000 in fiscal 1996. This was primarily the result of certain SG&A expenditures that were offset by the increased funding received under cost sharing agreements. The SG&A amounts offset by cost share funding at the Former ASC were $828,000 and $378,000 in fiscal years 1997 and 1996, respectively. SI's SG&A expenses increased from $1,219,000 in fiscal 1996 to $1,472,000 in fiscal 1997. This increase was principally due to an increase in selling expenses, primarily relating to the hiring of additional sales and marketing personnel to support the South African market and SI's expanding line of commercial products. In addition to these expenses, a portion of the Former ASC's SG&A expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as SG&A expenses). SG&A expenditures included as costs of revenue during fiscal 1997 and fiscal 1996 were $2,186,000 and $2,075,000, respectively.

  Non-operating expenses

     Interest income decreased to $1,177,000 in fiscal 1997, as compared to $1,585,000 in fiscal 1996. This decrease primarily reflects lower cash, cash equivalents and long-term marketable securities balances available for investment as a result of cash being used to fund the Company's operations and to purchase capital equipment. Interest expense increased from $215,000 in fiscal 1996 to $356,000 in fiscal 1997 primarily due to SI's $1,200,000 convertible debenture financing. Other expense, net is comprised primarily of miscellaneous taxes net of gains on the disposition of excess capital equipment.

     Merger related fees of $710,000 in fiscal 1997 related to the costs incurred through March 31, 1997 in connection with the Company's acquisition of SI, and consisted primarily of financial advisory and legal fees. In fiscal 1997 SI incurred professional fees relating to a terminated merger negotiation amounting to $670,000.

                        LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company had cash, cash equivalents and long-term marketable securities totaling $8,009,000 compared to cash, cash equivalents and long-term marketable securities totaling $16,031,000 at March 31, 1997. In fiscal 1998, $14,930,000 was used to fund the Company's operations. Approximately $4,400,000 was used pay the investment banking and legal fees associated with the Company's April 8, 1997 acquisition of SI and the retirement of various SI liabilities. Additional uses of cash were for the purchase of capital equipment, primarily for research and development and manufacturing. This decrease in cash was partially offset by a $10,000,000 equity investment by a subsidiary of Electricite de France in April, 1997. On April 22, 1998 the Company completed a secondary public offering of 3,504,121 shares of common stock and received net proceeds (before deducting offering expenses) of $46,114,000.

     The Company has potential funding commitments of approximately $14,589,000 to be received after March 31, 1998 from strategic partners and government agencies (all of which is due within the next three years). However, a total of $5,914,000 of these commitments (representing commitments under government contracts) is subject to cancellation.

     The Company's policy is to invest available funds in short-term, intermediate-term, and long-term investment grade marketable securities, including but not limited to government obligations, repurchase agreements, certificates of deposit and money market funds.

     The Company believes that several years of further development will be necessary before HTS wires and related products are available in significant quantities for commercial power applications. The Company believes, based on its current business plan, that its current cash and marketable securities should be sufficient to fund the Company's operations for at least the next three years. However, the Company may need additional funds sooner than anticipated if the Company's performance deviates significantly from its current business plan or there are significant changes in competitive or other market factors. There can be no assurance that such funds, whether from equity or debt financing, development contracts or other sources, will be available, or available under terms acceptable to the Company.

     The Company has analyzed the computer systems and related applications of the Company and its subsidiaries to assess the expected impact of the Year 2000 date recognition issue on these systems and applications. Certain systems will need to be updated in order to be prepared for the Year 2000 issue, and the Company anticipates this process will be completed by the end of fiscal 1999. The Company does not anticipate that the costs associated with this updating or the Year 2000 issue will have a material adverse effect on the financial condition or results of operations of the Company.

     Transaction gains and losses from foreign currency transactions have not been material to date. To date, inflation has not had a material impact on the Company's financial results.

                            FUTURE OPERATING RESULTS

     The Company does not provide forecasts of its future financial performance. However, various statements included herein, as well as other statements made from time to time by Company representatives, which are not statements of historical facts (including but not limited to statements concerning the future commercial success of the Company) constitute forward looking statements and are made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. There are a number of important factors which could cause the Company's actual results of operations and financial condition in the future to vary from that indicated in such forward looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information set forth below.

     Development Stage of the Company; Technological Challenges. To date, the Company has been principally engaged in research and development activities. Some of the Company's products are in the early stages of commercialization and testing, while others are still under development. The Company believes that several years of further development will be necessary before its HTS wires and wire products will be available for significant commercial end-use applications, and that significant additional development work is necessary to improve the commercial feasibility and acceptance of its LT-SMES products. There are a number of technological challenges that the Company must successfully address to complete any of its commercialization and development efforts. There can be no assurance that the Company will be able to meet such technological challenges and commercialize any such products or that these products, if timely developed and commercialized, will be technically or commercially successful.

     Uncertainty Regarding Development of Market. To date, there has been no widespread commercial use of HTS products. Although LTS products are currently used in a number of commercial applications, commercial acceptance of LTS products has been significantly limited by the cooling requirements of LTS materials and other factors. There can be no assurance that the technological hurdles currently limiting commercial use of HTS and LTS products will ever be overcome, or that the market demands currently anticipated by the Company for its HTS and LTS products will develop.

     History of Losses and Uncertainty of Financial Results. The Company has incurred net losses in each year since its inception. The Company expects to continue to incur operating losses for at least the next few years and there can be no assurance that the Company will ever achieve a profitable level of operations.

     Uncertainties Regarding Proprietary Rights. The Company expects that some or all of the HTS materials used in the manufacture of its products, and certain aspects of the technologies used by the Company in processing HTS materials, are or will become covered by patents issued to other parties (who may include competitors of the Company). Accordingly, the Company will need to acquire licenses to, or successfully contest the validity of, such patents in order to avoid patent infringement claims being brought against it. Based on commercial practices in other industries, the Company is optimistic that such licenses will be available. However, there can be no assurance that such licenses will be available, or that, if available, they will be available on commercially reasonable terms. Any litigation by the Company to contest the validity or scope of such patents is likely to involve significant expense and may not be successful.

     Competition and Technological Change. The superconductivity industry is characterized by rapidly changing and advancing technology. For HTS applications, the Company's principal competitors presently include several major Japanese companies, such as Sumitomo Electric Industries, Ltd., Hitachi, ltd. and Furukawa Electric Co. Ltd.; several European companies, such as Siemens A.G. in Germany and B.I.C.C. and Oxford Instruments in England; and several companies in the U.S. such as Intermagnetics General Corporation and 3M. In the market for industrial power quality systems and services, the Company competes with vendors of a number of non-superconductivity products as well as developers of SMES systems. The future success of the Company will depend in large part upon its ability to keep pace with advancing HTS and LTS technology and developing industry standards. There can be no assurance that the Company's development efforts will not be rendered obsolete by research efforts and technological advances made by others. Many of the Company's competitors have substantially greater financial resources, research and development, manufacturing and marketing capabilities than the Company. In addition, as the HTS and power quality markets develop, other large industrial companies may enter these fields and compete with the Company.

     Future Capital Needs. The Company believes, based upon its current business plan, that its current cash and marketable securities should be sufficient to fund the Company's operations as planned for at least the next three years. However, the Company may need additional funds sooner than anticipated if the Company's performance deviates significantly from its current business plan or if there are significant changes in competitive or other market factors. There can be no assurance that such funds, whether from equity or debt financing, development contracts or other sources, will be available, or available on terms acceptable to the Company.

     Lack of Manufacturing and Marketing Experience. For the Company to be financially successful, it must manufacture the products developed by it in commercial quantities at acceptable costs and on a timely basis. The production of commercial quantities at acceptable costs presents a number of technological and engineering challenges for the Company, and significant start-up costs and unforeseen expenses may be incurred in connection with efforts to manufacture commercial quantities of the Company's products. In addition, the Company will be required to develop a marketing and sales force that will effectively demonstrate the advantages of its products over more traditional products, as well as competitive superconductive products. The Company's marketing and selling experience to date is limited. There can be no assurance that the Company will be able to make the transition to commercial production successfully or that the Company will be successful in its marketing efforts, that it will be able to establish adequate sales and distribution capabilities, that it will be able to enter into marketing agreements or relationships with third parties on financially acceptable terms, or that any third parties with whom it enters into such arrangements will be successful in marketing the Company's products.

     Dependence on Strategic Relationships. The Company's business strategy includes entering into strategic relationships with corporate partners. Although the Company has strategic relationships with Pirelli, EDF and ABB, there can be no assurance that the Company will be able to maintain these relationships or that these relationships will be technologically or commercially successful. In addition, there can be no assurance that the Company will be able to negotiate additional strategic relationships or that any such relationships, if established, will be technologically or commercially successful.

     Dependence on Key Personnel. The Company's success will depend in large part upon its ability to attract and retain highly qualified research and development, management, manufacturing, marketing and sales personnel. Due to the specialized nature of the Company's business, it may be difficult to locate and hire qualified personnel. The Company is particularly dependent upon the services of Dr. Gregory J. Yurek, a founder and its Chairman of the Board, President and Chief Executive Officer, and Dr. Alexis P. Malozemoff, its Chief Technical Officer. The loss of the services of either of these individuals, or the failure of the Company to attract and retain other key personnel, could have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Acquisitions Strategy. The Company's strategy includes acquiring companies to enhance its market position, add value to its product lines and strengthen its technology base. The Company made two acquisitions in 1997. There can be no assurance that the Company will make any additional acquisitions in the future. Any acquisitions present a number of new challenges for the Company's management, including the entry into new lines of business, the integration of new products, technologies and personnel into the Company's existing business organization, the management and operation of geographically dispersed operations, and the adaptation of the Company's information systems and management structure to a larger organization. There can be no assurance that the Company will be successful in addressing these challenges, or that acquisitions will produce the benefits anticipated by the Company.

                                                                      APPENDIX B

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of American Superconductor Corporation:

     We have audited the consolidated balance sheets of American Superconductor Corporation as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits. We did not audit the financial statements of Superconductivity, Inc., a wholly-owned subsidiary, as of December 31, 1996 and for the years ended December 31, 1996 and 1995, which statements reflect total assets constituting 11% of consolidated total assets as of March 31, 1997 and net revenues constituting 32% and 34% of consolidated net revenues for the years ended March 31, 1997 and 1996, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included in the consolidated financial statements for such entities, is based solely on the reports of other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

     In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Superconductor Corporation as of March 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.

/s/ Coopers & Lybrand L.L.P.

Boston, Massachusetts
May 8, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Superconductivity, Inc.
Middleton, Wisconsin

     We have audited the accompanying balance sheet of Superconductivity, Inc., as of December 31, 1996, and the related statements of operations, shareholders' equity (deficit), and cash flows for the year then ended (not presented separately herein). These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Superconductivity, Inc., as of December 31, 1995, and for the year then ended, were audited by other auditors whose report dated February 29, 1996, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Superconductivity, Inc., as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. We have not audited the financial statements of Superconductivity, Inc., for any period subsequent to December 31, 1996.

/s/ Smith & Gesteland LLP

Madison, Wisconsin
February 7, 1997

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Superconductivity, Inc.

     We have audited the balance sheets of Superconductivity, Inc. (a development stage company, the Company) as of December 31, 1995 and 1994, and the related statements of operations, shareholders' equity (deficit) and cash flows for the years then ended and the period from March 22, 1988 (inception) to December 31, 1995 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended and the period from March 22, 1988 (inception) to December 31, 1995, in conformity with generally accepted accounting principles.

/s/ Ernst & Young LLP
Ernst & Young LLP

Madison, Wisconsin
February 29, 1996

                      AMERICAN SUPERCONDUCTOR CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                       MARCH 31,
                                                              ---------------------------
                                                                  1998           1997
                                                              ------------    -----------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $  1,842,142    $   584,804
  Accounts receivable.......................................     2,991,635      3,070,573
  Notes receivable..........................................            --        383,607
  Inventory.................................................     3,229,973      2,940,656
  Prepaid expenses and other current assets.................       545,428        345,344
                                                              ------------    -----------
          Total current assets..............................     8,609,178      7,324,984
Property and equipment:
  Equipment.................................................    12,502,756     10,137,721
  Furniture and fixtures....................................       946,630        733,794
  Leasehold improvements....................................     1,980,090      1,732,215
                                                              ------------    -----------
                                                                15,429,476     12,603,730
Less: accumulated depreciation..............................   (11,006,576)    (8,835,754)
                                                              ------------    -----------
Property and equipment, net.................................     4,422,900      3,767,976
Long-term marketable securities.............................     6,167,030     15,446,106
Net investment in sales-type lease..........................       345,940             --
Other assets................................................         6,167         42,028
                                                              ------------    -----------
          Total assets......................................  $ 19,551,215    $26,581,094
                                                              ============    ===========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable-line of credit...............................            --    $   530,000
  Accounts payable and accrued expenses.....................  $  3,333,462      4,283,612
  Deferred revenue..........................................       187,285      1,519,678
  Current portion of long-term debt.........................        29,609        673,428
                                                              ------------    -----------
          Total current liabilities.........................     3,550,356      7,006,718
Long-term debt (less current portion).......................     3,141,793      3,073,663
Commitments (Note 10)
Stockholders' equity:
  Common stock, $.01 par value Authorized
     shares -- 20,000,000; issued and outstanding
     shares -- 11,756,793 in 1998 and 10,505,118 in 1997....       117,568        105,051
     Additional paid-in capital.............................    87,961,911     76,388,679
  Deferred compensation.....................................            --        (25,480)
  Deferred contract costs -- warrants.......................    (1,328,446)      (557,265)
  Unrealized gain (loss) on investments.....................        32,706       (143,661)
  Cumulative translation adjustment.........................       (32,798)        (9,892)
  Accumulated deficit.......................................   (73,891,875)   (59,256,719)
                                                              ------------    -----------
          Total stockholders' equity........................    12,859,066     16,500,713
                                                              ------------    -----------
          Total liabilities and stockholders' equity........  $ 19,551,215    $26,581,094
                                                              ============    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                      AMERICAN SUPERCONDUCTOR CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED MARCH 31,
                                                    -------------------------------------------
                                                        1998            1997           1996
                                                    ------------    ------------    -----------
Revenues:
  Contract revenue................................  $  9,273,901    $  6,867,444    $ 7,526,306
  Product sales and prototype development
     contracts....................................     5,013,008       2,936,567      2,366,351
  Rental/other revenue............................       841,903         746,546        871,769
                                                    ------------    ------------    -----------
          Total revenues..........................    15,128,812      10,550,557     10,764,426
Costs and expenses:
  Costs of revenue................................    14,332,712      10,577,376     11,553,016
  Research and development........................     8,641,102       8,477,365      5,704,494
  Selling, general and administrative.............     4,910,102       4,290,500      4,538,167
                                                    ------------    ------------    -----------
          Total costs and expenses................    27,883,916      23,345,241     21,795,677
Merger related fees...............................      (154,744)       (710,105)
Interest income...................................       781,599       1,177,386      1,585,168
Interest expense..................................      (238,625)       (356,366)      (214,671)
Fees -- terminated transaction....................            --        (669,627)            --
Other income (expense), net.......................       (11,314)        (23,777)       (37,529)
                                                    ------------    ------------    -----------
Net loss..........................................  $(12,378,188)   $(13,377,173)   $(9,698,283)
                                                    ============    ============    ===========
Net loss per common share
Basic.............................................  $      (1.06)   $      (1.27)   $     (0.94)
                                                    ============    ============    ===========
  Diluted.........................................  $      (1.06)   $      (1.27)   $     (0.94)
                                                    ============    ============    ===========
Weighted average number of common shares
  outstanding
Basic.............................................    11,658,034      10,497,643     10,351,993
                                                    ============    ============    ===========
  Diluted.........................................    11,658,034      10,497,643     10,351,993
                                                    ============    ============    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                      AMERICAN SUPERCONDUCTOR CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        1998            1997           1996
                                                    ------------    ------------    -----------
Cash flows from operating activities:
  Net loss........................................  $(12,378,188)   $(13,377,173)   $(9,698,283)
     Adjustments to reconcile net loss to net cash
       used by operations:
       Merger with AET............................       (90,569)
       Forgiveness of notes receivable............       349,368         206,744        104,778
       Depreciation and amortization..............     2,113,617       1,983,531      2,106,569
       Write down of inventory and equipment......            --         444,538      1,175,142
       Loss (gain) on disposals of property and...        24,569          (9,697)            --
       equipment Deferred compensation expense....        25,480          25,480         29,960
       Deferred contract costs-warrant............       260,679          79,613             --
       Interest accrued on convertible
          debentures..............................            --         230,746        100,383
       Changes in operating asset and liability
          accounts:
          Accounts receivable.....................      (462,031)     (1,343,043)       994,748
          Inventory...............................       159,289        (973,571)    (1,073,049)
          Prepaid expenses and other current
            assets................................      (205,631)        (73,592)       (27,796)
          Note payable-line of credit.............      (875,000)             --             --
          Accounts payable and accrued expenses...    (1,877,010)      2,082,137       (639,139)
          Deferred revenue........................    (1,974,510)        625,978        678,700
                                                    ------------    ------------    -----------
  Net cash used by operating activities...........   (14,929,937)    (10,098,309)    (6,247,987)
Cash flows from investing activities:
       Notes receivable...........................       (18,951)        (82,815)       (40,973)
       Repayment of notes receivable..............        53,190         100,000             --
       Purchase of property and equipment.........    (2,889,245)     (1,451,142)    (1,342,922)
       Purchase of long-term marketable
          securities..............................    (3,000,000)             --             --
       Sale of long-term marketable securities....    12,455,443       6,730,101      9,924,608
       Decrease (increase) in other assets........        35,861         (37,130)        28,676
       Net investment in sales-type lease.........      (345,940)             --             --
                                                    ------------    ------------    -----------
  Net cash provided by investing activities.......     6,290,358       5,259,014      8,569,389
Cash flows from financing activities:
       Payments on notes payable..................      (643,819)       (131,049)      (422,352)
       Proceeds from notes payable (net)..........            --           5,000             --
       Payments on long-term debt.................         4,693              --             --
       Proceeds from 10% convertible debentures...            --       1,200,000             --
       Net proceeds from issuance of common
          stock...................................    10,543,887          89,097        379,969
                                                    ------------    ------------    -----------
  Net cash provided by financing activities.......     9,904,761       1,163,048        (42,383)
Net increase (decrease) in cash and cash
  equivalents.....................................     1,265,182      (3,676,247)     2,279,019
Cash and cash equivalents at beginning of year....       584,804       4,261,051      1,982,032
Effect of SI's excluded results...................        (7,844)             --             --
                                                    ------------    ------------    -----------
Cash and cash equivalents at end of year..........  $  1,842,142    $    584,804    $ 4,261,051
                                                    ============    ============    ===========
Supplemental schedule of cash flow information:
  Cash paid for interest..........................  $    135,906    $    125,620    $   114,288
  Noncash issuance of common stock................  $    165,954              --    $   150,000

   The accompanying notes are an integral part of the consolidated financial statements.

                      AMERICAN SUPERCONDUCTOR CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                      COMMON STOCK                                                    UNREALIZED
                                  ---------------------   ADDITIONAL                    DEFERRED      GAIN/LOSS     CUMULATIVE
                                    NUMBER       PAR        PAID-IN       DEFERRED      CONTRACT          ON        TRANSLATION
                                  OF SHARES     VALUE       CAPITAL     COMPENSATION      COSTS      INVESTMENTS    ADJUSTMENT
                                  ----------   --------   -----------   ------------   -----------   ------------   -----------
BALANCE AT MARCH 31, 1995.......  10,337,506    103,375   $75,134,412    $  (80,920)                  $(573,081)     $ 13,193
Exercise of warrants............      65,840        658       499,342
Exercise of stock options.......      19,660        197        29,772
Purchase of fractional shares...         (10)
Amortization of deferred
  compensation..................                                             29,960
Unrealized gain on
  investments...................                                                                      $  11,111
Translation adjustment..........                                                                                       (8,591)
Net loss........................
                                  ----------   --------   -----------    ----------    -----------    ---------      --------
BALANCE AT MARCH 31, 1996.......  10,422,996    104,230    75,663,526       (50,960)                    (61,970)        4,602
Exercise of stock options.......      82,122        821        88,275
Amortization of deferred
  compensation..................                                             25,480
Deferred contract
  costs-warrant.................                              636,878                     (636,878)
Warrant expense.................                                                            79,613
Unrealized loss on
  investments...................                                                                        (81,691)
Translation adjustment..........                                                                                      (14,494)
Net loss........................
                                  ----------   --------   -----------    ----------    -----------    ---------      --------
BALANCE AT MARCH 31, 1997.......  10,505,118    105,051    76,388,679       (25,480)      (557,265)    (143,661)       (9,892)
Exercise of stock options.......     166,794      1,668       511,385
Investment by EDF...............   1,000,000     10,000     9,929,994
Merger with AET.................      68,306        683         9,317
Stock compensation expense......       9,075         91        90,751
Amortization of deferred
  compensation..................                                             25,480
Deferred contract
  costs-warrant.................                              953,638                     (953,638)
Amortization of deferred
  contract costs................                                3,035                      182,457
Exercise of warrants............       7,500         75        75,112
Unrealized gain on
  investments...................                                                                        176,367
Cumulative translation
  adjustment....................                                                                                      (22,906)
Effect of SI's excluded
  results.......................
Net loss........................
                                  ----------   --------   -----------    ----------    -----------    ---------      --------
BALANCE AT MARCH 31, 1998.......  11,756,793   $117,568   $87,961,911    $       --    $(1,328,446)   $  32,706      $(32,798)
                                  ==========   ========   ===========    ==========    ===========    =========      ========


                                                     TOTAL
                                  ACCUMULATED    STOCKHOLDERS'
                                    DEFICIT         EQUITY
                                  ------------   -------------
BALANCE AT MARCH 31, 1995.......  $(36,181,263)   $38,415,716
Exercise of warrants............                      500,000
Exercise of stock options.......                       29,969
Purchase of fractional shares...
Amortization of deferred
  compensation..................                       29,960
Unrealized gain on
  investments...................                  $    11,111
Translation adjustment..........                       (8,591)
Net loss........................    (9,698,283)    (9,698,283)
                                  ------------    -----------
BALANCE AT MARCH 31, 1996.......   (45,879,546)    29,779,882
Exercise of stock options.......                       89,096
Amortization of deferred
  compensation..................                       25,480
Deferred contract
  costs-warrant.................                           --
Warrant expense.................                       79,613
Unrealized loss on
  investments...................                      (81,691)
Translation adjustment..........                      (14,494)
Net loss........................   (13,377,173)   (13,377,173)
                                  ------------    -----------
BALANCE AT MARCH 31, 1997.......   (59,256,719)   $16,500,713
Exercise of stock options.......                      513,053
Investment by EDF...............                    9,939,994
Merger with AET.................      (100,569)       (90,569)
Stock compensation expense......                       90,842
Amortization of deferred
  compensation..................                       25,480
Deferred contract
  costs-warrant.................                           --
Amortization of deferred
  contract costs................                      185,492
Exercise of warrants............                       75,187
Unrealized gain on
  investments...................                      176,367
Cumulative translation
  adjustment....................                      (22,906)
Effect of SI's excluded
  results.......................    (2,156,399)    (2,156,399)
Net loss........................   (12,378,188)   (12,378,188)
                                  ------------    -----------
BALANCE AT MARCH 31, 1998.......  $(73,891,875)   $12,859,066
                                  ============    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                      AMERICAN SUPERCONDUCTOR CORPORATION

                        NOTES TO CONSOLIDATED STATEMENTS

1.  NATURE OF THE BUSINESS

     American Superconductor Corporation (the "Company" or "ASC"), which was formed on April 9, 1987, develops and commercializes high temperature superconducting ("HTS") wire, wire products and systems, including current leads, multistrand conductors, electromagnetic coils, and electromagnets and subsystems comprising electromagnetics integrated with appropriate cooling systems. The focus of the Company's development and commercialization efforts is on electrical equipment for use by electric utilities and industrial users of electrical power. For large-scale applications, the Company's development efforts are focused on power transmission cables, motors, transformers, generators and fault current limiters. In the area of power quality, the Company is focused on marketing and selling commercial low temperature superconducting magnetic energy storage ("SMES") devices, on development and commercialization of new SMES products, and on development of power electronic subsystems and engineering services for the power quality marketplace. The Company operates in one business segment.

     The Company has devoted a significant part of its efforts to research and development. The Company has recorded contract revenue related to research and development contracts of $9,273,901, $6,867,444 and $7,526,306 for the fiscal years ended March 31, 1998, 1997 and 1996, respectively. As discussed in Note 11, a significant portion of this contract revenue relates to development contracts with three stockholders Pirelli Cavi E Sistemi S.p.A. ("Pirelli"), Electricite de France (EDF), and Inco Alloys International, Inc. ("Inco"). Included in costs of revenue are research and development expenses of approximately $7,494,000, $5,322,000 and $5,256,000 for the fiscal years ended March 31, 1998, 1997, and 1996, respectively. Selling, general and administrative expenses also included as costs of revenue for the fiscal years ended March 31, 1998, 1997 and 1996, were approximately $3,394,000, $2,186,000 and $2,075,000, respectively.

     As explained more fully in Note 3 to these financial statements, on April 8, 1997, the Company acquired Superconductivity Inc. ("SI") through the merger of a wholly owned subsidiary of the Company into SI. SI is a manufacturer of low temperature superconductor products for the industrial power quality market.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the Company's significant accounting policies follows:

  Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. As described more fully in Note 3, on April 8, 1997, ASC acquired SI through the merger of a wholly owned subsidiary of the Company into SI. These consolidated financial statements have been prepared following the pooling of interests method of accounting and reflect the combined financial position, operating results and cash flows of ASC and SI as if they had been combined for all periods presented. Prior to the merger, SI's fiscal year end was December 31. Effective with the merger, SI's fiscal year end was changed to March 31 to conform with ASC's fiscal year end. The audited results of SI's operations for the twelve month periods ended December 31, 1996 and 1995 are included in the Company's results of operations for the fiscal years ended March 31, 1997 and 1996, respectively. SI's audited balance sheet at December 31, 1996 is included in the Company's balance sheet at March 31, 1997. As a result, SI's results of operations for the quarter ended March 31, 1997 are not included in the consolidated statements of operations. In the quarter ended March 31, 1997, SI recorded revenues of $262,295 and incurred a net loss of $2,156,399 which included merger expenses of $1,457,054. Additionally, SI's cash flow activity for the three months ended March 31, 1997 is listed as "Effect of SI's excluded results" on the Consolidated Statement of Cash Flows to account for the difference in the beginning cash and cash equivalents between December 31, 1996 and March 31, 1997.

     On July 31, 1997 the Company completed a transaction in which the Company acquired all the outstanding stock of Applied Engineering Technologies, Ltd. ("AET"). The transaction has been accounted for under the pooling of interests method of accounting. Due to the immaterial effect on the accompanying

                      AMERICAN SUPERCONDUCTOR CORPORATION
consolidated financial statements, the prior periods have not been adjusted to reflect the effect on the combined financial position, operating results and cash flows of the Company.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances have been eliminated.

  Cash Equivalents

     The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of government obligations, short-term certificates of deposit and repurchase agreements.

  Accounts Receivable

     Due to scheduled billing requirements specified under certain contracts, a portion of the Company's accounts receivable balance at March 31, 1998 and 1997 was unbilled. The unbilled portion included in the accounts receivable balance was approximately $1,611,000 or 54% of total accounts receivable and $1,090,000 or 35% of total accounts receivable at March 31, 1998 and 1997, respectively. The Company expects the amounts to be billed in the first quarter of next year.

  Long-term Marketable Securities

     Long-term marketable securities, with original maturities of more than 12 months when purchased, consist primarily of U.S. Treasury Notes and a U.S. government agency security. These marketable securities are stated at amortized cost plus accrued interest which approximates fair value. Interest income is accrued as earned.

  Inventories

     Inventories are stated at the lower of cost (determined on a first-in first-out basis) or market.

  Property and Equipment

     Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which range from 3 to 7 years. Leasehold improvements are amortized over the shorter of the useful life of the improvement or the remaining term of the lease. Expenditures for maintenance and repairs are expensed as incurred. Upon retirement or other disposition of assets, the costs and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is reflected in income.

  Revenue Recognition

     The Company has entered into contracts to perform research and development (see Note 11). Revenues from these contracts are recognized utilizing the percentage of completion method, measured by the relationship of costs incurred to total contract costs. Costs include direct engineering and development costs and applicable overhead. The Company generally recognizes its prototype revenue upon shipment, or, for certain programs, on the percentage of completion method of accounting. Customer deposits are recorded as deferred revenue until the related sales are recognized. The Company rents equipment to customers on a monthly basis and recognizes rental income as it is earned.

  Research and Development Costs

     Research and development costs are expensed as incurred.

                      AMERICAN SUPERCONDUCTOR CORPORATION

  Income Taxes

     Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at fiscal each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. No current or deferred income taxes have been provided because of the net operating losses incurred by the Company since its inception.

  Computation of Net Loss per Common Share

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" effective December 28, 1997. SFAS No. 128 requires presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes dilution and net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares include the effect of the exercise of stock options. For the years ended March 31, 1998, 1997 and 1996, common equivalent shares of 275,749, 338,089 and 454,195,respectively were not included for the calculation of diluted EPS as they were considered antidilutive. The Company has restated net loss per share for all periods presented in the accompanying consolidated financial statements to reflect net loss per share on both a basic and a diluted basis.

  Foreign Currency Translation

     The functional currency of the Company's foreign subsidiary is the local currency. The assets and liabilities of this operation are translated into U.S. dollars at the exchange rate in effect at the balance sheet date and income and expense items are translated at average rates for the period. Cumulative translation adjustments are excluded from net loss and shown as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in the net loss and have not been material to date.

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

     The Company invests its cash and cash equivalents with high-credit, quality financial institutions and invests primarily in investment grade-marketable securities, including, but not limited to, government obligations, repurchase agreements and money market funds.

     The Company's accounts receivable are comprised mostly of amounts owed by government agencies and some commercial companies. The Company does not require collateral or other security to support customer receivables. The Company believes any credit losses will not be material.

3.  THE MERGER

     In April 1997, the Company completed a transaction (the "Merger") with SI. This transaction, in which the Company acquired all of the outstanding stock of SI by means of a merger of a subsidiary of the Company into SI, was accounted for as a pooling of interests. The merger was effected through the exchange of 942,961 shares of the Company's common stock for all of the issued and outstanding shares of SI, based on a merger exchange ratio of 0.3292 shares of the Company's common stock for each share of SI common stock.

                      AMERICAN SUPERCONDUCTOR CORPORATION

     All fees and expenses related to the merger were expensed as required under the pooling of interests accounting method. Charges of $75,767 in fiscal 1998 and $710,105 in fiscal 1997 have been recorded in the consolidated statement of operations reflecting merger expenses incurred in the period. SI incurred merger expenses of $1,457,054 in the quarter ended March 31, 1997. As noted in Note 2, SI's results of operations for the quarter ended March 31, 1997 are not included in the consolidated statement of operations. Merger expenses consist principally of financial advisory, legal and accounting fees.

     Combined and separate results of ASC and SI for the periods preceding the merger were as follows (in thousands):

                                                ASC         SI       COMBINED
                                              --------    -------    --------
Year ended March 31, 1997
  Revenues..................................  $  7,175    $ 3,376    $ 10,551
  Net loss..................................  $(10,422)   $(2,955)   $(13,377)
Year ended March 31, 1996
  Revenues..................................  $  7,131    $ 3,633    $ 10,764
  Net loss..................................  $ (7,320)   $(2,378)   $ (9,698)

4.  LONG-TERM MARKETABLE SECURITIES

     Long-term marketable securities at March 31, 1998 consisted of the following:

                                                                    GROSS UNREALIZED
                                    AGGREGATE COST    FAIR VALUE          GAIN
                                    --------------    ----------    ----------------
U.S. government and U.S government
  agency securities...............    $6,134,324      $6,167,030        $32,706

     The Company's long-term marketable securities are classified as available-for-sale securities and, accordingly, are recorded at amortized cost plus accrued interest which approximates fair value. The difference between cost and fair value is included in stockholders' equity. All of these securities mature in one to three years.

5.  INVENTORIES

     Inventories at March 31, 1998 and 1997 consisted of the following:

                                                         1998          1997
                                                      ----------    ----------
Raw materials.......................................  $  743,016    $  546,776
Work-in-progress....................................   2,388,705     2,164,179
Finished goods......................................      98,252       229,701
                                                      ----------    ----------
                                                      $3,229,973    $2,940,656
                                                      ==========    ==========

6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at March 31, 1998 and 1997 consisted of the following:

                                                         1998          1997
                                                      ----------    ----------
Accounts payable..................................    $2,619,865    $2,919,739
Accrued professional fees.........................        27,543       585,522
Accrued expenses..................................       366,554       563,051
Accrued vacation..................................       319,500       215,300
                                                      ----------    ----------
                                                      $3,333,462    $4,283,612

                      AMERICAN SUPERCONDUCTOR CORPORATION

7.  LONG-TERM DEBT

     Long-term debt at March 31, 1998 and 1997 consisted of the following:

                                                                 1998          1997
                                                              ----------    ----------
Subordinated convertible debentures, principal of
  $2,537,492 plus accrued interest at 10%, aggregating
  $536,171 at March 31, 1997, due January 1998............            --    $3,073,663
Subordinated notes, interest payable semiannually at 7%,
  due April 1999..........................................    $3,141,793            --
Note payable to ABB Power T & D Company Inc., interest
  payable monthly at 7.5%, with principal due April
  1998....................................................        29,609       673,428
                                                              ----------    ----------
                                                               3,171,402     3,747,091
Less amount due within one year...........................        29,609       673,428
                                                              ----------    ----------
                                                              $3,141,793    $3,073,663
                                                              ==========    ==========

     In conjunction with the Merger, the 10% subordinated convertible debentures were exchanged for the 7% subordinated notes of the Company, due April 8, 1999, with interest payable semiannually. At the option of the Company, principal and interest may also be paid in shares of the Company's common stock of equivalent value.

     Subsequent to fiscal 1998 year-end, on April 22, 1998, the Company completed a public offering of 3,504,121 shares of its common stock and received net proceeds of $46,114,000 (before deducting offering expenses), approximately $3,142,000 of which was then used to retire the 7% subordinated notes.

8.  INCOME TAXES

     The principal components of the Company's deferred tax liabilities and assets were the following:

                                                                   MARCH 31,
                                                          ----------------------------
                                                              1998            1997
                                                          ------------    ------------
Deferred tax assets:
  Net operating loss carryforward.......................  $ 28,298,000    $ 22,932,000
  Research and development and other credits............     2,349,000       2,035,000
  Depreciation and other................................       911,000       1,918,000
  Valuation allowance...................................   (31,558,000)    (26,885,000)
                                                          ------------    ------------
Net.....................................................            --              --
                                                          ------------    ------------

     At March 31, 1998 the Company had available for federal income tax purposes net operating loss carryforwards of approximately $54,460,000, which commence expiring in years 2005 through 2013. SI also had net operating loss carryforwards amounting to approximately $16,284,000, the tax effect of which is included in the above schedule. These loss carryforwards begin expiring in 2003 and their utilization by the Company will be subject to annual limitations. Research and development and other credit carryforwards amounting to approximately $2,349,000 are available to offset federal and state income taxes and expire in years 2005 through 2013. Under current tax law, the utilization of net operating loss carryforwards may be subject to annual limitations in the event of future significant changes in ownership.

9.  STOCKHOLDERS' EQUITY

     In April 1997, the Company entered into a strategic alliance agreement with an affiliate of EDF under which EDF purchased one million shares of the Company's common stock at $10 per share.

                      AMERICAN SUPERCONDUCTOR CORPORATION

  Stock-Based Compensation Plans

     The Company has adopted the disclosure only option under Statement of Financial Accounting Standards (SFAS) 123 "Accounting for Stock-Based Compensation" as of March 31, 1997. Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. Consistent with the method of SFAS 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                               FOR THE FISCAL YEARS ENDED MARCH 31,
                                               -------------------------------------
                                                  1998          1997         1996
                                               ----------    ----------    ---------
Net loss (in thousands).......  As reported     $(12,378)     $(13,377)     $(9,698)
                                Pro forma       $(13,725)     $(14,095)     $(9,871)
Loss per share................  As reported     $  (1.06)     $  (1.27)     $ (0.94)
                                Pro forma       $  (1.18)     $  (1.34)     $ (0.96)

     The pro forma amounts include the effects of all activity under the Company's stock-based compensation plans since April 1, 1995. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants; a weighted average risk free interest rate of 5.6%, 6.4% and 5.5% in fiscal 1998, fiscal 1997 and fiscal 1996 respectively; expected stock price volatility of 50%, for fiscal 1998 and 45% for fiscal 1997 and fiscal 1996; no dividends; and a weighted average life of the options of 5 years. The weighted average fair value of options granted during fiscal 1998, fiscal 1997 and fiscal 1996 was $5.74 per share, $5.02 per share and $6.42 per share, respectively. The above amounts may not be indicative of future expense because amounts are recognized over the vesting period and the Company expects it will have additional grants and related activity under these plans in the future.

     The Company has six stock option plans including three Directors' Plans. The stock option plans (the "Plans") include the 1987 Stock Plan (the "1987 Plan"), the 1993 Stock Option Plan (the "1993 Plan"), the 1996 Stock Incentive Plan (the "1996 Plan"), the 1991 Director Stock Option Plan (the "1991 Director Plan") the 1994 Director Stock Option Plan (the "1994 Director Plan"), and the 1997 Director Stock Option Plan (the "1997 Director Plan"). The Plans are administered by the Compensation Committee of the Board of Directors and permit the Company to sell or award common stock or to grant stock options for the purchase of common stock.

     The Plans provide for the issuance of incentive stock options and non-qualified stock options to purchase the Company's common stock. In the case of incentive stock options, the exercise price shall be equal to at least the fair market value of the common stock, as determined by the Board of Directors, on the date of grant. The 1991, 1994 and 1997 Director Plans are stock option plans for members of the Board of Directors who are not also employees of the Company ("outside directors"). The 1997 Director Plan provides for the automatic grant of stock options for the purchase of common stock by outside directors at an exercise price equal to fair market value at the grant date. No further grants may be made under the 1987 Plan, the 1991 Director Plan or the 1994 Director Plan.

     Options granted under the Plans generally become exercisable in equal annual increments over a four or five year period and expire 10 years from the date of grant or from two to three months after termination of employment.

                      AMERICAN SUPERCONDUCTOR CORPORATION

     The following table summarizes information about stock options outstanding at March 31, 1998.

                                     OUTSTANDING
                              --------------------------                EXERCISABLE
                                              WEIGHTED      -----------------------------------
                                               AVERAGE      WEIGHTED                   WEIGHTED
                                NUMBER        REMAINING     AVERAGE       NUMBER       AVERAGE
RANGE OF                      OUTSTANDING    CONTRACTUAL    EXERCISE    EXERCISABLE    EXERCISE
EXERCISE PRICE                AT 3/31/98        LIFE         PRICE      AT 3/31/98      PRICE
--------------                -----------    -----------    --------    -----------    --------
$ 0.27 -  4.65..............      79,015         2.3         $0.75          79,015      $0.75
  4.65 -  9.30..............     414,636         5.4          8.00         302,521       7.76
  9.30 - 13.94..............   1,346,490         8.4         11.03         326,190      11.35
 13.94 - 18.58..............     398,099         6.2         16.85         270,707      17.00
 18.58 - 23.23..............     386,250         6.1         21.25         237,450      21.22
                               ---------                                 ---------
$ 0.27 - 23.23..............   2,624,490                                 1,215,883
                               =========                                 =========

     The following table summarizes the information concerning currently outstanding and exercisable options:

                                                             WEIGHTED AVERAGE      NUMBER
                                                 SHARES       EXERCISE PRICE     EXERCISABLE
                                                ---------    ----------------    -----------
Outstanding at March 31, 1995.................  1,544,485         $14.25            375,495
                                                ---------         ------          ---------
Granted.......................................    482,600          13.71
Exercised.....................................    (19,660)          1.44
Canceled......................................    (14,670)         19.11
                                                ---------         ------          ---------
Outstanding at March 31, 1996.................  1,992,755         $14.21            652,885
                                                ---------         ------          ---------
Granted.......................................    766,650          10.43
Exercised.....................................    (74,880)          1.11
Canceled......................................   (138,860)         17.49
                                                ---------         ------          ---------
Outstanding at March 31, 1997.................  2,545,665         $13.28            896,895
                                                ---------         ------          ---------
Granted.......................................    576,450          10.56
Exercised.....................................   (166,794)          1.81
Canceled......................................   (330,831)         17.93
                                                ---------         ------          ---------
Outstanding at March 31, 1998.................  2,624,490         $12.63          1,215,883
                                                =========         ======          =========
Available for grant at March 31, 1998.........                                      873,891
                                                                                  =========

  Stock Purchase Warrants

     The Company recorded an increase to additional paid-in capital and a corresponding charge to deferred contract costs of approximately $336,000 in January 1998 related to the issuance of stock purchase warrants for 250,500 shares of common stock at $10.20 per share which become exercisable over a four-year period following the date of grant. These warrants were granted in consideration of ongoing financial services being provided to the Company. Expense related to these warrants was approximately $17,000 for the fiscal year ended March 31, 1998.

  Deferred compensation

     The Company recorded an increase to additional paid-in capital and a corresponding charge to deferred compensation of approximately $127,000 in fiscal year 1993 related to the issuance of 10,000 shares of common stock. Compensation expense related to this and other prior stock transactions of approximately $25,000, $25,000, and $30,000 was recorded for the fiscal years ended March 31, 1998, 1997 and 1996, respectively.

                      AMERICAN SUPERCONDUCTOR CORPORATION

10.  COMMITMENTS

     The Company rents its headquarters in Westborough, Massachusetts under an operating lease, which expires in May 2003. The Company also rents operating facilities near Madison, Wisconsin under two leases which expire on December 31, 2003. The Company has an option to extend these leases for additional five-year periods. The Company also rents facilities in Woburn, Massachusetts under a lease which expires in January 1999. Under all leases the Company pays for real estate taxes, certain insurance coverage and operating expenses.

     In October 1992, the Company entered into a five-year collaborative technology development agreement with Superlink Joint Venture ("Superlink"). In October 1997, the Company extended the technology development agreement with Superlink for an additional six-year period through September 2003, with payments totaling $220,000 due the first year and payments of $300,000 due each year for the next five years. The Company has the right to terminate this agreement under certain conditions.

     Effective March 31, 1998, the Company signed an agreement with Lucent Technologies, Inc. ("Lucent") granting the Company a royalty-bearing, non-exclusive, worldwide license for superconductor wire under Lucent's portfolio of high temperature superconductor patents and patent applications. The license runs from March 31, 1998 until the expiration of the last-to-expire patent in the portfolio.

     Rent expense under the leases mentioned above and research and development expenses related to the technology agreement with Superlink Joint Venture and the license agreement with Lucent included in the consolidated statements of operations were as follows:

                                               1998        1997        1996
                                             --------    --------    --------
Rent expense...............................  $531,546    $520,850    $495,283
                                             --------    --------    --------
Research and development expenses..........  $510,593    $135,000    $150,000
                                             --------    --------    --------

     Minimum future lease and license fee commitments at March 31, 1998 were as follows:

                                                             TOTAL
                                                           ----------
For the years ended March 31
1999...................................................    $1,385,453
2000...................................................     1,201,146
2001...................................................     1,201,146
2002...................................................     1,201,146
2003...................................................     1,133,404
2004...................................................       155,030

11.  RESEARCH AND DEVELOPMENT AGREEMENTS

     In fiscal 1998, the Company entered into four-year research and development contracts with ABB Power Transmission and Distribution Company (ABB) and Electricite de France (EDF), a subsidiary of whom is a stockholder of the Company, to develop HTS wire for power transformers. The agreements, both of which expire on March 31, 2001 (subject to earlier termination by either party), obligate ABB and EDF to each pay an aggregate of $5 million to the Company. Through March 31, 1998, ABB had paid the Company $2.3 million (of which $1.0 million was recorded as revenue in fiscal 1997) and EDF had paid the Company $1.8 million. In March 1996, the Company extended its development contract with Pirelli, a stockholder of the Company, to jointly develop high temperature superconducting cable wires. The Company's development

                      AMERICAN SUPERCONDUCTOR CORPORATION
contract with Inco Alloys International was terminated in December 1996. The Company recorded revenues under these contracts as follows:

                                                    1998          1997          1996
                                                 ----------    ----------    ----------
Inco...........................................          --    $  825,000    $1,100,000
Pirelli........................................  $2,500,000     2,500,000     2,831,000
ABB............................................   1,275,000     1,000,000            --
EDF............................................   1,800,000            --            --
                                                 ----------    ----------    ----------
                                                 $5,575,000    $4,325,000    $3,931,000
                                                 ==========    ==========    ==========

     Future funding commitments under these contracts are $8,675,000 over the next three years, $2,725,000 from ABB, $3,200,000 from EDF, and $2,750,000 from Pirelli.

     In March 1996, the Company entered into a new strategic alliance with the Electric Power Research Institute (EPRI) to develop and commercialize a possible next-generation HTS wire. In March 1996, under the first phase of the agreement, a warrant for 100,000 shares of common stock of the Company was granted to EPRI, which becomes exercisable over a five-year period following the date of grant. In March 1998, under the second phase of the agreement, the Company agreed to grant to EPRI another warrant to purchase 110,000 shares of common stock of the Company, which will become exercisable over the next five years. The Company will receive exclusive license rights to certain intellectual property from EPRI. This agreement is subject to early termination if certain conditions are not met. The Company recorded an increase to additional paid-in capital and a corresponding charge to deferred contract costs of $618,000 and $637,000 in fiscal 1998 and 1997, respectively, relating to these warrants. Warrant expense related to these agreements was $166,000 and $80,000 for the fiscal years ended March 31, 1998 and 1997, respectively.

12.  COST SHARING ARRANGEMENTS

     The Company has entered into several cost-sharing arrangements with various agencies of the United States government. These funds are used to directly offset the Company's research and development and selling, general and administrative expenses and to purchase capital equipment. The Company has recorded costs and funding under these agreements of $3,139,000 and $1,771,000, respectively for fiscal 1998, $3,197,000 and $1,706,000, respectively for fiscal 1997 and $2,590,000 and $985,000, respectively for fiscal 1996. At March 31, 1998, total funding received to date under these agreements was $8,130,000. Future funding expected to be received under existing agreements is approximately $4,078,000 over the next three years subject to continued future funding allocations.

13.  RELATED PARTY TRANSACTIONS

     In fiscal 1995 the Company made a series of loans to an officer of the Company in the aggregate amount of $671,000 including accrued interest. The Compensation Committee of the Board of Directors forgave $206,700 and $104,800 in fiscal years 1997 and 1996, respectively, of principal and accrued interest of the loans. In addition, the officer repaid $100,000 of principal in November 1996. The Company has recorded compensation expense of $349,400 in fiscal 1998 as a result of the forgiveness of the remaining principal and interest on the loan by the Compensation Committee on May 14, 1998.

14.  EMPLOYEE BENEFIT PLANS

     The Company has implemented two deferred compensation plans under Section 401(k) of the Internal Revenue Code. Any contributions by the Company are discretionary (none were made in fiscal 1998, 1997 or 1996). The Company does not have post-retirement or post-employment benefit plans.

                      AMERICAN SUPERCONDUCTOR CORPORATION

15.  WRITE DOWN OF INVENTORY AND EQUIPMENT

     Pursuant to Statement of Financial Accounting Standards ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company recorded a provision of $407,000 included in the consolidated statements of operations for the year ended March 31, 1996. This provision was required to write down certain items of leased equipment to their estimated fair value.

     In addition, provisions were recorded for certain work-in-process inventory of $445,000 and $768,000 for the years ended March 31, 1997 and 1996, respectively. These provisions were recorded due to the inventory not meeting required performance specifications.

     Collectively, these provisions were included in costs of revenue for the years end March 31, 1997 and 1996.

16.  SUBSEQUENT EVENTS

     On April 22, 1998 the Company completed a public offering of 3,504,121 shares of its common stock and received net proceeds (before deducting offering expenses) of $46,114,000, of which approximately $3,142,000 was used to retire the Company's subordinated notes.

17.  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997 the FASB issued Statement No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. Management does not believe the implementation of this statement will have any significant effect on the Company's financial statements.

     In June 1997 the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major business customers. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments, which are components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement is effective for financial statements for periods beginning after December 15, 1997. Management is evaluating this Statement to determine what information is required to be disclosed.

                      AMERICAN SUPERCONDUCTOR CORPORATION

              OFFICERS AND VICE PRESIDENTS, DIRECTORS AND FOUNDERS

BOARD OF DIRECTORS

Gregory J. Yurek, Ph.D.
President, Chief Executive Officer and
Chairman of the Board

Albert J. Baciocco, Jr.
Vice Admiral, U.S. Navy (Retired)
President, The Baciocco Group, Inc.

Colonel Frank Borman
Chairman of the Board, DBT Online Inc.
President, Patlex Corporation

Peter O. Crisp
Vice Chairman
Rockefeller Financial Services, Inc.

Richard Drouin, O.C., Q.C.
Partner, McCarthy Tetrault
Vice Chairman, Morgan Stanley Canada Limited
Former Chairman and Chief Executive Officer
Hydro-Quebec

Gerard J. Menjon
Executive Vice President
Head of Research & Development Division
Electricite de France

Andrew G.C. Sage II
President, Sage Capital Corporation

John B. Vander Sande, Ph.D.
Cecil and Ida Green Distinguished Professor
Department of Material Science and Engineering
Associate Dean of Engineering
Massachusetts Institute of Technology

CORPORATE OFFICERS AND VICE PRESIDENTS

Gregory J. Yurek, Ph.D.
President, Chief Executive Officer and
Chairman of the Board

Stanley D. Piekos
Vice President, Corporate Development,
Chief Financial Officer, Treasurer and Secretary

Paul F. Koeppe
Executive Vice President
Strategic Planning for Power Quality Solutions

Roland E. Lefebvre
Executive Vice President, Chief Operating Officer

Alexis P. Malozemoff, Ph.D.
Senior Vice President
Chief Technical Officer

Ross S. Gibson
Vice President, Human Resources

John B. Howe
Vice President, Electric Industry Affairs

Gero G. Papst, Ph.D.
Managing Director
American Superconductor Europe GmbH

Robert E. Schwall, Ph.D.
Vice President, Engineering

John D. Scudiere
Vice President, Manufacturing

FOUNDERS

Dr. Yet-Ming Chiang, Ph.D.
Kyocera, Professor of Ceramics
Department of Materials Science and Engineering
Massachusetts Institute of Technology

David A. Rudman, Ph.D.
Project Leader
Electro Magnetic Technology Division
National Institute of Standards and Technology

John B. Vander Sande, Ph.D.
(see above)

Gregory J. Yurek, Ph.D.
(see above)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMERICAN SUPERCONDUCTOR CORPORATION



                                    By: /s/ Gregory J. Yurek
                                        --------------------------------------
                                    Gregory J. Yurek
                                    Chairman of the Board, President and
                                    Chief Executive Officer

                                    Date: June 25, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                              Title                                       Date
----                              -----                                       ----

/s/ Gregory J. Yurek              Director, Chairman of the         )         June 25, 1998
---------------------------       Board, President and Chief        )
Gregory J. Yurek                  Executive Officer (Principal      )
                                  Executive Officer)                )

/s/ Stanley Piekos                Vice President, Corporate         )         June 25, 1998
---------------------------       Development, Chief Financial      )
Stanley Piekos                    Officer, Treasurer (Principal     )
                                  Financial Officer and Principal   )
                                  Accounting Officer) and           )
                                  Secretary                         )

/s/ Albert J. Baciocco, Jr.       Director                          )         June 25, 1998
---------------------------                                         )
Albert J. Baciocco, Jr.                                             )

/s/ Frank Borman                  Director                          )         June 25, 1998
---------------------------                                         )
Frank Borman                                                        )

/s/ Peter O. Crisp                Director                          )         June 25, 1998
---------------------------                                         )
Peter O. Crisp                                                      )

                                  Director                          )         June __, 1998
---------------------------                                         )
Richard Drouin                                                      )

/s/ Gerard J. Menjon              Director                          )         June 25, 1998
---------------------------                                         )
Gerard J. Menjon                                                    )

/s/ Andrew G.C. Sage, II          Director                          )         June 25, 1998
---------------------------                                         )
Andrew G.C. Sage, II                                                )

/s/ John B. Vander Sande          Director                          )         June 25, 1998
---------------------------                                         )
John B. Vander Sande                                                )

                                  EXHIBIT INDEX

Exhibit No.                   Description                                                Page No.
-----------                   -----------                                                --------

         3.1**      -Restated Certificate of Incorporation of the
                             Registrant
         3.2*       -By-laws of the Registrant, as amended to date
         4.1*       -Specimen Certificate for shares of Common Stock,
                             $.01 par value, of the Registrant
      $$10.1*       -Employment Agreement dated as of December 4, 1991
                             between the Registrant and Gregory J. Yurek
      $$10.2*       -Employment Agreement dated as of December 4, 1991
                             between the Registrant and Alexis P. Malozemoff
        10.3*       -Form of Employee Nondisclosure and
                             Developments Agreement
      $$10.4*       -Employee Nondisclosure and Developments Agreement
                             dated as of December 26, 1990 between
                             the Registrant and Alexis P. Malozemoff
      $$10.5*       -Noncompetition Agreement dated as of July 10,
                             1987 between the Registrant and John Vander Sande
       $10.6*       -License Agreement between the Registrant and
                             MIT dated as of July 6, 1987
       $10.7*       -License Agreement between the Registrant and
                             MIT dated as of January 31, 1989
       $10.8*       -License Agreement dated as of August 1, 1991
       $10.9*       -License Agreement dated as of September 1, 1991
       $10.10**     -Second Amendment dated as of January 27, 1992
                             between the Registrant and MIT amending the
                             License Agreement dated as of July 6, 1987
                             between the Registrant and MIT
       $10.11***    -Technology Development and Patent Licensing
                             Agreement dated October 7, 1992 among the
                             Registrant and Electricity Corporation of
                             New Zealand Limited and Industrial Research Limited
      $$10.12***    -Employment Agreement dated as of December 31,
                             1992 between American Superconductor
                             Europe GmbH and Dr. Gero Papst
        10.13***    -Lease dated March 9, 1993 between CGLIC on
                             Behalf of its Separate Account R, as Landlord,
                             and the Registrant
        10.14+      -First Amendment to Lease between CGLIC, on Behalf
                             of its Separate Account R, as Landlord, and the
                             Registrant, as Tenant dated October 27, 1993
      $$10.15***    -1993 Stock Option Plan

        10.16++     -Agreement dated January 1, 1994 between Pirelli
                             Cavi S.p.A. and the Registrant
       $10.17###    -Agreement between Pirelli Cavi S.p.A. and American
                             Superconductor Corporation, dated October 1, 1995
        10.18++     -Technology Development and Patent Licensing
                             Agreement, First Amendment dated August 7, 1993
                             among the Registrant and Electricity Corporation of
                             New Zealand and Industrial Research Limited
        10.19+++    -Subcontract Agreement effective as of September 30,
                             1993 by and between the Registrant and Reliance
                             Electric Company
       $10.20#      -Fourth Amendment, dated May 15, 1995, to the
                             Exclusive License Agreement between the Registrant
                             and MIT dated July 6, 1987
      $$10.21##     -1996 Stock Incentive Plan
       $10.22###    -Management Agreement between Electric Power
                             Research Institute, Inc. and American Superconductor
                             Corporation, effective January 1, 1996
       $10.23###    -Technology License Agreement between Electric Power
                             Research Institute, Inc. and American Superconductor
                             Corporation, effective January 1, 1996
       $10.24###    -Warrant granted to Electric Power Research Institute, Inc.
                             by American Superconductor Corporation, dated
                             March 26, 1996.
        10.25@      -Strategic Alliance Agreement by and among the Registrant and CHARTH
                             (Compagnie Holding D'Applications Et De Realisations
                             Thermiques Et Hydrauliques), dated as of April 1, 1997
      $$10.26       -1997 Director Stock Option Plan
     $$$10.27       -Patent License Agreement between Lucent Technologies Inc.
                             and the Registrant, dated as of March 31, 1998
     $$$10.28       -Agreement dated April 1, 1997 by and among Electricite de
                             France and the Registrant
     $$$10.29       -Agreement effective April 1, 1997 by and between ABB
                             Transmission & Distribution Technology Ltd. and the
                             Registrant
        21.1        -Subsidiaries
        23.1        -Consent of Coopers & Lybrand L.L.P.
        23.2        -Consent of Smith & Gesteland, LLP
        23.3        -Consent of Ernst & Young LLP
        27.1        -Financial Data Schedule

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