Form 10-Q
period 1998-06-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 1998-08-14
CIK 880807

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   ----------


For The Quarter Ended: June 30, 1998            Commission File Number 0-19672
                       -------------


                       American Superconductor Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                     04-2959321
-------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
organization or incorporation)



                              Two Technology Drive
                        Westborough, Massachusetts 01581
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)



                                 (508) 836-4200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]   NO  [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, par value $.01 per share                    15,314,475
--------------------------------------         ---------------------------------
                 Class                         Outstanding as of August 14, 1998

                       AMERICAN SUPERCONDUCTOR CORPORATION

                                      INDEX



                                                                        Page No.
                                                                        --------
Part I - Financial Information

     Consolidated Balance Sheets
         June 30, 1998 and March 31, 1998                                    3

     Consolidated Statements of Operations
         for the three months ended
         June 30, 1998 and 1997                                              4

     Consolidated Statements of Cash Flows
         for the three months ended
         June 30, 1998 and 1997                                              5

     Notes to Interim Consolidated Financial Statements                    6-8

     Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              9-11

Part II - Other Information                                                 12

Signatures                                                                  13

AMERICAN SUPERCONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                    June 30,          March 31,
                                                                      1998              1998
                                                                  ------------       ------------
                                                                   (unaudited)
                      ASSETS

Current assets:
     Cash and cash equivalents                                    $ 37,500,639       $  1,842,142
     Accounts receivable                                             4,688,076          2,991,635
     Inventory                                                       3,982,245          3,229,973
     Prepaid expenses and other current assets                         667,779            545,428
                                                                  ------------       ------------
         Total current assets                                       46,838,739          8,609,178

Property and equipment:
     Equipment                                                      12,958,694         12,502,756
     Furniture and fixtures                                            994,969            946,630
     Leasehold improvements                                          1,982,585          1,980,090
                                                                  ------------       ------------
                                                                    15,936,248         15,429,476
Less: accumulated depreciation                                     (11,486,974)       (11,006,576)
                                                                  ------------       ------------

Property and equipment, net                                          4,449,274          4,422,900

Long-term marketable securities                                      6,197,386          6,167,030
Net investment in sales-type lease                                     324,940            345,940
Other assets                                                           108,787              6,167
                                                                  ------------       ------------
Total assets                                                      $ 57,919,126       $ 19,551,215
                                                                  ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                        $  2,884,922       $  3,333,462
     Deferred revenue                                                   87,645            187,285
     Current portion of long-term debt                                      --             29,609
                                                                  ------------       ------------
     Total current liabilities                                       2,972,567          3,550,356
Long-term debt (less current portion)                                       --          3,141,793
Commitments
Stockholders' equity:
     Common stock, $.01 par value
         Authorized shares-20,000,000; issued
         and outstanding shares-15,314,043 and
         11,756,793 at June 30, 1998 and March 31,
         1998, respectively                                            153,140            117,568
         Additional paid-in capital                                133,894,823         87,961,911
     Deferred contract costs - warrants                             (1,252,543)        (1,328,446)
     Unrealized gain (loss) on investments                              31,848             32,706
     Cumulative translation adjustment                                 (26,714)           (32,798)
     Accumulated deficit                                           (77,853,995)       (73,891,875)
                                                                  ------------       ------------
Total stockholders' equity                                          54,946,559         12,859,066
                                                                  ------------       ------------
Total liabilities and stockholders' equity                        $ 57,919,126       $ 19,551,215
                                                                  ============       ============




The accompanying notes are an integral part of the consolidated financial statements.

                       AMERICAN SUPERCONDUCTOR CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      Three Months Ended
                                                            June 30,
                                                  -----------------------------
                                                     1998               1997
                                                  -----------       -----------

Revenues:
  Contract revenue                                $ 2,228,386       $ 1,103,444
  Product sales and prototype development
    contracts                                         131,536         2,165,281
  Rental/other revenue                                 22,569           296,874
                                                  -----------       -----------
       Total revenues                               2,382,491         3,565,599

Costs and expenses:
  Costs of revenue                                  2,700,610         2,938,709
  Research and development                          2,629,632         1,966,554
  Selling, general and administrative               1,503,861         1,507,322
                                                  -----------       -----------
       Total costs and expenses                     6,834,103         6,412,585

Transaction fees                                           --           (29,817)
Interest income                                       496,074           271,963
Interest expense                                       (9,827)          (75,992)
Other income (expense), net                             3,245           (32,161)
                                                  -----------       -----------
Net loss                                          $(3,962,120)      $(2,712,993)
                                                  ===========       ===========
Net loss per common share
  Basic                                           $     (0.27)      $     (0.23)
                                                  ===========       ===========
  Diluted                                         $     (0.27)      $     (0.23)
                                                  ===========       ===========
Weighted average number of common
  shares outstanding
  Basic                                            14,450,488        11,570,723
                                                  ===========       ===========
  Diluted                                          14,450,488        11,570,723
                                                  ===========       ===========



The accompanying notes are an integral part of the consolidated financial statements.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                Three Months Ended
                                                                                     June 30,
                                                                          -----------------------------
                                                                             1998              1997
                                                                          -----------       -----------

Cash flows from operating activities:
   Net loss                                                               $(3,962,120)      $(2,712,993)
   Adjustments to reconcile net loss to net cash used by operations:
       Depreciation and amortization                                          480,398           438,566
       Loss (gain) on disposals of property and equipment                          --            24,569
       Deferred contract costs-warrant                                         80,455            39,806
       Stock compensation expense                                             130,625
       Changes in operating asset and liability accounts :
          Accounts receivable                                              (1,696,441)         (625,729)
          Inventory                                                          (752,272)          154,435
          Prepaid expenses and other current assets                          (122,351)           37,409
          Accounts payable and accrued expenses                              (448,540)       (3,182,661)
          Notes payable-line of credit                                             --          (875,000)
          Deferred revenue                                                    (99,640)       (1,327,822)
                                                                          -----------       -----------
   Total adjustments                                                       (2,427,766)       (5,316,427)

   Net cash used by operating activities                                   (6,389,886)       (8,029,420)

Cash flows from investing activities:
       Notes receivable                                                            --            (4,830)
       Repayment of notes receivable                                               --            53,190
       Purchase of property and equipment (net)                              (500,688)         (352,538)
       Purchase of long-term marketable securities                            (31,214)       (3,000,000)
       Sale of long-term marketable securities                                     --         5,768,702
       Net investment in sales-type lease                                      21,000                --
       Decrease (increase) in other assets                                   (102,620)           36,374
                                                                          -----------       -----------
   Net cash provided (used) by investing activities                          (613,522)        2,500,898

Cash flows from financing activities:
       Net repayments on line of credit                                            --          (357,649)
       Principal payments-note payable                                     (3,171,402)           63,438
       Net proceeds from issuance of common stock and warrants             45,833,307        10,035,884
                                                                          -----------       -----------
   Net cash provided by financing activities                               42,661,905         9,741,673

Net increase (decrease) in cash and cash equivalents                       35,658,497         4,213,151

Cash and cash equivalents at beginning of period                            1,842,142           584,804
Effect of SI's excluded results                                                    --            (7,844)
                                                                          -----------       -----------
Cash and cash equivalents at end of year                                  $37,500,639       $ 4,790,111
                                                                          ===========       ===========

Supplemental schedule of cash flow information:
       Cash paid for interest                                             $   119,789       $    14,163
       Noncash issuance of common stock                                   $   130,625       $       278







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



2.    BASIS OF PRESENTATION:


      The accompanying consolidated financial statements are unaudited, except for those dated as of March 31, 1998, and have been prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosure normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended June 30, 1998 and 1997 and the financial position at June 30, 1998.

      The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended March 31, 1998 which are contained in the Company's Current Report on Form 10-K covering the year ended March 31, 1998.

      Included in "Costs of Revenue" are research and development expenses related to externally funded development contracts of approximately $1,624,000 and $918,000 for the three months ended June 30, 1998 and 1997, respectively.

                       AMERICAN SUPERCONDUCTOR CORPORATION

3.    NET LOSS PER COMMON SHARE:

      The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" effective December 28, 1997. SFAS No. 128 requires presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes dilution and is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares include the effect of the exercise of stock options. For the three months ended June 30, 1998 and 1997, common equivalent shares of 449,129 and 174,663 were not included for the calculation of diluted EPS as they were considered antidilutive. The Company has restated net loss per share for all periods presented in the accompanying consolidated financial statements to reflect net loss per share on both a basic and a diluted basis.

4.    COST-SHARING AGREEMENTS:

      For the three months ended June 30, 1998 and 1997, the Company received funding of $538,000 and $450,000, respectively, under a government cost-sharing agreement with the Department of Energy. This funding was used to directly offset research and development and selling, general and administrative expenses.

5.    THE OFFERING:

      On April 22, 1998 the Company completed a public offering of 3,504,121 shares of its common stock and received net proceeds (before deducting offering expenses) of $46,114,000, of which approximately $3,142,000 was used to retire the Company's subordinated notes.

6.    COMPREHENSIVE LOSS:

      The Company has adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" which requires that an entity include in total comprehensive income certain amounts which were previously recorded directly to stockholders' equity.

      The Company's comprehensive loss was as follows:

                                                   Three Months Ended June 30
                                                   ---------------------------
                                                      1998            1997
                                                   -----------     -----------

          Net Loss                                 $(3,962,120)    $(2,712,993)

          Other comprehensive income                     5,226          95,315
                                                   -----------     -----------

          Total comprehensive loss                 $(3,956,894)    $(2,617,678)
                                                   ===========     ===========



      Other comprehensive income represents changes in foreign currency translation and unrealized gains and losses on investments.

                       AMERICAN SUPERCONDUCTOR CORPORATION

7.    ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

      Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance. Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

      The Company's management believes the impact of adopting Statement 133 on the financial statements will be immaterial.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                        THREE MONTHS ENDED JUNE 30, 1998



RESULTS OF OPERATIONS

American Superconductor Corporation's revenues during the three months ended June 30, 1998 were $2,382,000 compared to $3,566,000 for the same period a year earlier. Revenues from the Company's Power Quality ("PQ") Solutions business unit declined $2,246,000 in the quarter ended June 30, 1998 from the same period last year, which included the shipment of a large PQ DC(TM) SMES system. There were no SMES system shipments in the first quarter of fiscal 1999. This decrease in product sales was partially offset by a $1,125,000 increase in contract revenue associated mainly with the Company's joint development program with Electricite de France ("EDF") and ABB Power Transmission and Distribution Company ("ABB") to develop high temperature superconductor ("HTS") wire for power transformers. Contract revenue in the first quarter just ended was also positively affected by the continuation of work on a coated conductor research contract with the Electric Power Research Institute ("EPRI") and by increased work on 10 Phase II Small Business Innovation Research ("SBIR") grants.

For the three months ended June 30, 1998, the Company also recorded funding of $538,000 under a government cost-sharing agreement with the Department of Energy ("DOE"). Funding under this cost-sharing agreement for the three months ended June 30, 1997 was $450,000. The Company anticipates that a portion of its funding in the future will continue to come from cost-sharing agreements as the Company continues to develop joint programs with government agencies. Funding from government cost-sharing agreements is recorded as an offset to research and development and selling, general and administrative expenses, as required by government contract accounting guidelines, rather than as revenues.

The Company's total costs and expenses for the three months ended June 30, 1998 were $6,834,000, compared to $6,413,000 for the same period last year with the decline in cost of revenue from lack of SMES product shipments offset primarily by higher research and development expenses and unfavorable manufacturing overhead variances resulting from excess capacity.

Adjusted research and development ("R&D") expenses, which include amounts classified as costs of revenue and amounts offset by cost sharing funding, increased to $4,531,000 in the first quarter from $3,117,000 a year earlier. This increase was due to the continued scale-up of the Company's internal research and development activities including the hiring of additional personnel and the purchases of materials and equipment. A portion of the R&D expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as R&D expenses). These R&D expenditures that were included as costs of revenue during the first quarter of fiscal years 1999 and 1998 were $1,624,000 and $918,000, respectively. Additionally, R&D expenses that were offset by cost sharing funding were $277,000 and $232,000 in the first quarter of fiscal years 1999 and 1998, respectively. Net R&D expenses

                       AMERICAN SUPERCONDUCTOR CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                        THREE MONTHS ENDED JUNE 30, 1998



(exclusive of amounts classified as costs of revenue and amounts offset by cost sharing funding) increased to $2,630,000 in the three months ending June 30, 1998 from $1,967,000 for the same period last year.

Selling, general and administrative ("SG&A") expenses for the quarter ended June 30, 1998 were $1,504,000 compared to $1,507,000 for the same period the prior year. The SG&A amounts offset by cost-sharing funding were $261,000 and $218,000 in the first quarter of fiscal years 1999 and 1998, respectively. In addition, certain SG&A expenditures related to externally funded development contracts have been classified as costs of revenue (rather than as SG&A expenses). Such indirect costs included in costs of revenue during the three-month period ended June 30, 1998 were $717,000 compared to $407,000 for the same period last year. This increase is primarily due to the increased contract revenue in the quarter ended June 30, 1998, resulting in more SG&A expenses being classified as costs of revenue.

Interest income was $496,000 in the quarter ended June 30, 1997 compared to $272,000 for the same period in the previous year. This increase primarily reflects the additional cash balances available for investment as a result of completion by the Company of a public offering of 3,504,121 shares of common stock on April 22, 1998. The Company received net proceeds (after the underwriters discount but before deducting offering expenses) of $46,114,000 as a result of this offering.

Interest expense was $10,000 in the quarter ended June 30, 1998 compared to $76,000 for the same period in the previous year. This decrease primarily reflects the Company's retirement of all long-term debt following the completion of the public offering.

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

Please refer to the "Future Operating Results" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 for a discussion of certain factors that may affect the Company's future results of operation and financial condition.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                        THREE MONTHS ENDED JUNE 30, 1998


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had cash, cash equivalents and long-term marketable securities of $43,698,000 compared to $8,009,000 at March 31, 1998. This increase was primarily due to the public offering of 3,504,121 shares of common stock on April 22, 1998. The Company received net proceeds (after the underwriters discount but before deducting offering expenses) of $46,114,000 as a result of this offering. The principal uses of cash during the quarter ended June 30, 1998 were the funding of the Company's operations, the acquisition of capital equipment, primarily for research and development and manufacturing, and the retirement of long-term debt.

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



                                        AMERICAN SUPERCONDUCTOR CORPORATION




August 14, 1998                         /s/ Gregory J. Yurek
---------------                         ---------------------------------------
Date                                    Gregory J. Yurek
                                        Chairman of the Board, President and
                                        Chief Executive Officer





August 14, 1998                         /s/ Thomas M. Rosa
---------------                         ---------------------------------------
Date                                    Thomas M. Rosa
                                        Chief Accounting Officer, Corporate
                                        Controller and Assistant Secretary