Form 10-Q
period 1998-09-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 1998-11-13
CIK 880807

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   -----------


For The Quarter Ended: SEPTEMBER 30, 1998         Commission File Number 0-19672
                       ------------------


                       AMERICAN SUPERCONDUCTOR CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                                                       04-2959321
--------------------------------------------                        ---------------------------------------
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


                                   YES X  NO
                                      ---   ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                   15,366,981
--------------------------------------       -----------------------------------
                 Class                       Outstanding as of November 13, 1998

                       AMERICAN SUPERCONDUCTOR CORPORATION

                                      INDEX

                                   -----------


                                                                        Page No.
                                                                        --------
Part I - Financial Information

     Consolidated Balance Sheets
         September 30, 1998 and March 31, 1998                              3

     Consolidated Statements of Operations for the
         three months ended September 30, 1998
         and 1997 and the six months ended
         September 30, 1998 and 1997                                        4

     Consolidated Statements of Cash Flows
         for the six months ended
         September 30, 1998 and 1997                                        5

     Notes to Interim Consolidated Financial Statements                    6-9

     Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              10-14

Part II - Other Information                                               15-16

Signatures                                                                 17

AMERICAN SUPERCONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                        September 30,        March 31,
                                                            1998               1998
                                                        -------------      ------------
                                                         (unaudited)
                  ASSETS
Current assets:
      Cash and cash equivalents                         $ 33,392,254       $  1,842,142
      Accounts receivable                                  3,377,033          2,991,635
      Inventory                                            4,507,138          3,229,973
      Prepaid expenses and other current assets              520,143            545,428
                                                        ------------       ------------

          Total current assets                            41,796,568          8,609,178

Property and equipment:
      Equipment                                           14,113,027         12,502,756
      Furniture and fixtures                               1,027,631            946,630
      Leasehold improvements                               2,020,065          1,980,090
                                                        ------------       ------------

                                                          17,160,723         15,429,476
Less: accumulated depreciation                           (11,899,755)       (11,006,576)
                                                        ------------       ------------

Property and equipment, net                                5,260,968          4,422,900

Long-term marketable securities                            6,460,021          6,167,030
Net investment in sales-type lease                           292,940            345,940
Other assets                                                 428,017              6,167
                                                        ------------       ------------

Total assets                                            $ 54,238,514       $ 19,551,215
                                                        ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses             $  2,780,890       $  3,333,462
      Deferred revenue                                        51,600            187,285
      Current portion of long-term debt                         --               29,609
                                                        ------------       ------------

      Total current liabilities                            2,832,490          3,550,356

Long-term debt (less current portion)                           --            3,141,793

Commitments

Stockholders' equity:
      Common stock, $.01 par value
          Authorized shares-50,000,000; issued
          and outstanding shares-15,351,700 and
          11,756,793 at September 30, 1998 and
          March 31, 1998, respectively                       153,517            117,568
          Additional paid-in capital                     133,960,535         87,961,911
      Deferred contract costs - warrants                  (1,176,637)        (1,328,446)
      Unrealized gain (loss) on investments                   71,120             32,706
      Cumulative translation adjustment                       (7,712)           (32,798)
      Accumulated deficit                                (81,594,799)       (73,891,875)
Total stockholders' equity                                51,406,024         12,859,066
                                                        ------------       ------------

Total liabilities and stockholders' equity              $ 54,238,514       $ 19,551,215
                                                        ============       ============



    The accompanying notes are an integral part of the consolidated financial statements.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Three Months Ended                     Six Months Ended
                                                     September 30,                         September 30,
                                                1998               1997               1998               1997
                                            -----------        -----------        -----------        -----------

Revenues:
      Contract revenue                      $ 2,388,991        $ 1,685,795        $ 4,617,377        $ 2,789,239
      Product sales and prototype
               development contracts            355,287          1,190,431            486,824          3,355,712
      Rental/other  revenue                      63,167             48,773             85,736            345,647
                                            -----------        -----------        -----------        -----------

           Total revenues                     2,807,445          2,924,999          5,189,937          6,490,598

Costs and expenses:
      Costs of  revenue                       2,820,839          2,866,830          5,521,450          5,805,539
      Research and development                2,457,945          1,486,278          5,087,577          3,452,832
      Selling, general and
           administrative                     1,827,806          1,474,712          3,331,666          2,982,035
                                            -----------        -----------        -----------        -----------

           Total costs and expenses           7,106,590          5,827,820         13,940,693         12,240,406

Transaction fees                                   --              (80,481)              --             (110,298)
Interest income                                 552,729            222,614          1,048,803            494,577
Interest expense                                   --              (60,544)            (9,827)          (136,536)
Other income (expense), net                       5,611             17,729              8,856            (14,432)
                                            -----------        -----------        -----------        -----------

Net loss                                    $(3,740,805)       $(2,803,503)       $(7,702,924)       $(5,516,497)
                                            ===========        ===========        ===========        ===========

Net loss per common share
      Basic                                 $     (0.24)       $     (0.24)       $     (0.52)       $     (0.48)
                                            ===========        ===========        ===========        ===========

      Diluted                               $     (0.24)       $     (0.24)       $     (0.52)       $     (0.48)
                                            ===========        ===========        ===========        ===========

Weighted average number of
      common shares outstanding
      Basic                                  15,331,814         11,647,901         14,893,559         11,609,523
                                            ===========        ===========        ===========        ===========

      Diluted                                15,331,814         11,647,901         14,893,559         11,609,523
                                            ===========        ===========        ===========        ===========




    The accompanying notes are an integral part of the consolidated financial statements.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        Six Months Ended
                                                                                          September 30,
                                                                                   1998                  1997
                                                                                -----------          ------------
Cash flows from operating activities:
       Net loss                                                                 $(7,702,924)         $ (5,516,497)
       Adjustments to reconcile net loss to net cash used by operations:
           Depreciation and amortization                                            893,179               972,821
           Loss (gain) on disposals of property and equipment                          --                  24,569
           Deferred contract costs-warrant                                          160,913                79,612
           Stock compensation expense                                               149,608                90,572
           Changes in operating asset and liability accounts :
                  Accounts receivable                                              (385,398)             (505,837)
                  Inventory                                                      (1,277,165)             (927,590)
                  Prepaid expenses and other current assets                          25,285                 8,416
                  Accounts payable and accrued expenses                            (552,572)           (2,526,260)
                  Notes payable-line of credit                                         --                (875,000)
                  Deferred revenue                                                 (135,685)           (1,610,248)
                                                                                -----------          ------------
       Total adjustments                                                         (1,121,835)           (5,268,945)

       Net cash used by operating activities                                     (8,824,759)          (10,782,407)

Cash flows from investing activities:
           Notes receivable                                                            --                 (90,707)
           Repayment of notes receivable                                               --                  53,190
           Purchase of property and equipment (net)                              (1,706,161)             (932,409)
           Purchase of long-term marketable securities                             (254,577)           (3,000,000)
           Sale of long-term marketable securities                                     --               8,193,779
           Net investment in sales-type lease                                        53,000                  --
           Decrease (increase) in other assets                                     (421,850)               34,169
                                                                                -----------          ------------

       Net cash provided (used) by investing activities                          (2,329,588)            4,258,022

Cash flows from financing activities:
           Net repayments on line of credit                                            --                (469,982)
           Principal payments-note payable                                       (3,171,402)                4,692
           Net proceeds from issuance of common stock and warrants               45,875,861            10,064,939
                                                                                -----------          ------------

       Net cash provided by financing activities                                 42,704,459             9,599,649

Net increase (decrease) in cash and cash equivalents                             31,550,112             3,072,229

Cash and cash equivalents at beginning of period                                  1,842,142               584,804
Effect of SI's excluded results                                                        --                  (7,844)
                                                                                -----------          ------------

Cash and cash equivalents at end of period                                      $33,392,254          $  3,649,189
                                                                                ===========          ============

Supplemental schedule of cash flow information:
           Cash paid for interest                                               $   119,789          $     21,010
           Noncash issuance of common stock                                     $   149,608          $     90,572







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

2.   BASIS OF PRESENTATION:

     The accompanying consolidated financial statements are unaudited, except for those dated as of March 31, 1998, and have been prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosure normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended September 30, 1998 and 1997 and the financial position at September 30, 1998.

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

     Included in "Costs of Revenue" are research and development expenses related to externally funded development contracts of approximately $1,740,000 and $1,478,000 for the three months ended September 30, 1998 and 1997, respectively, and approximately $3,364,000 and $2.396,000 for the six months ended September 30, 1998 and 1997, respectively.

     Certain prior year amounts have been reclassified to be consistent with current year presentation.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                                     -----

3.   NET LOSS PER COMMON SHARE:

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" effective December 28, 1997. SFAS No. 128 requires presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes dilution and is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares include the effect of the exercise of stock options. For the three months ended September 30, 1998 and 1997, common equivalent shares of 175,245 and 225,901 were not included for the calculation of diluted EPS as they were considered antidilutive. For the six months ended September 30, 1998 and 1997, common equivalent shares of 323,508 and 186,996 were also not included for the calculation of diluted EPS as they were also considered antidilutive. The Company has restated net loss per share for all periods presented in the accompanying consolidated financial statements to reflect net loss per share on both a basic and a diluted basis.

4.   COST-SHARING AGREEMENTS:

     The Company received funding under a government cost-sharing agreement with the Department of Energy.of approximately $282,000 and $354,000, for the three months ended September 30, 1998 and 1997, respectively, and of $819,000 and $803,000, for the six months ended September 30, 1998 and 1997, respectively. This funding was used to directly offset research and development and selling, general and administrative expenses.

5.   THE OFFERING:

     On April 22, 1998 the Company completed a public offering of 3,504,121 shares of its common stock and received net proceeds (before deducting offering expenses) of $46,114,000, of which approximately $3,142,000 was used to retire the Company's subordinated notes.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                                     -----

6.   COMPREHENSIVE LOSS:

     The Company has adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" which requires that an entity include in total comprehensive income certain amounts which were previously recorded directly to stockholders' equity.

     The Company's comprehensive loss was as follows:

                                    Three Months Ended September 30           Six Months Ended September 30
                                    --------------------------------         -------------------------------

                                        1998                 1997                1998                1997
                                    -----------          -----------         -----------         -----------

     Net loss                       $(3,740,805)         $(2,803,503)        $(7,702,924)        $(5,516,497)

     Other comprehensive income          58,274               49,755              63,500             145,065
                                    -----------          -----------         -----------         -----------

     Total comprehensive loss       $(3,682,531)         $(2,753,748)        $(7,639,424)        $(5,371,432)
                                    ===========          ===========         ===========         ===========


     Other comprehensive income represents changes in foreign currency translation and unrealized gains and losses on investments.

7.   ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

     The Company's management believes the impact of adopting Statement 133 on its financial statements will be immaterial.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                                     -----

8.   SUBSEQUENT EVENTS:

     On October 30, 1998, the Company adopted a Shareholder Rights Plan, and pursuant to the Plan declared a dividend of one Right for each outstanding share of common stock. For shares issued after such dividend, a Right attaches to each share of common stock issued. The Right entitles the holder to purchase one share of common stock at an exercise price of $60. The Rights will become exercisable, in general, only if a person or group has acquired, or obtained the right to acquire, beneficial ownership of 15 percent or more of the Company's common stock or makes a tender or exchange offer to acquire 15 percent or more of the Company's common stock. If a person or a group becomes a 15 percent holder (with certain exceptions), each Right will entitle the holder thereof, other than the acquiring shareholder, to purchase common stock of the Company at one-half of the market price. If the Company engages in a merger or other business combination in which the Company does not survive, each Right entitles the holder to purchase common stock of the acquiring company at one-half of the market price. The Rights may be redeemed by the Company at a price of $0.001 per Right at any time prior to 10 business days after the announcement that a party acquired 15 percent or more of the Company's common stock. If not previously redeemed, the Rights will expire on October 30, 2008.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                       SIX MONTHS ENDED SEPTEMBER 30, 1998


RESULTS OF OPERATIONS

American Superconductor Corporation's revenues during the three months ended September 30, 1998 were $2,807,000 compared to $2,925,000 for the same period a year earlier. For the six months ended September 30, 1998, revenues were $5,190,000 as compared to $6,491,000 for the comparable period in 1997. Revenues from the Company's Power Quality ("PQ") Solutions business unit declined $2,974,000 in the six months ended September 30, 1998 from the same period last year, which included the shipments of a large PQ DC(TM) SMES system and a PQ VR(TM) SMES system. There were no SMES system shipments in the first six months of fiscal 1999. This decrease in product sales was partially offset by a $1,828,000 increase in contract revenue largely associated with the Company's joint development program with Electricite de France ("EDF") and ABB Power Transmission and Distribution Company ("ABB") to develop high temperature superconductor ("HTS") wire for power transformers. Contract revenue in the quarter just ended was also positively affected by the continuation of work on a coated conductor research contract with the Electric Power Research Institute ("EPRI") and by increased work on 10 Phase II Small Business Innovation Research ("SBIR") grants.

For the three months ended September 30, 1998, the Company also recorded funding of $282,000 under a government cost-sharing agreement with the Department of Energy ("DOE"). Funding under this cost-sharing agreement for the three months ended September 30, 1997 was $354,000. For the six months ended September 30, 1998, funding under government cost-sharing agreements was $819,000 compared to $803,000 for the comparable period in 1997. The Company anticipates that a portion of its funding in the future will continue to come from cost-sharing agreements as the Company continues to develop joint programs with government agencies. Funding from government cost-sharing agreements is recorded as an offset to research and development and selling, general and administrative expenses, as required by government contract accounting guidelines, rather than as revenues.

The Company's total costs and expenses for the three months ended September 30, 1998 were $7,107,000 compared to $5,828,000 for the same period last year. Total costs and expenses for the first six months of the current fiscal year were $13,941,000, compared to $12,240,000 for the same period last year. The increase in costs and expenses was primarily the result of the Company's increased investment in research and development expenses.

Adjusted research and development ("R&D") expenses, which include amounts classified as costs of revenue and amounts offset by cost sharing funding, increased to $4,344,000 in the second quarter from $3,147,000 a year earlier. For the six-month periods ended September 30, 1998 and 1997, adjusted research and development expenses were $8,874,000 and $6,263,000, respectively. This increase was due to the continued scale-up of the Company's internal research and development activities. A portion of the R&D expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as R&D expenses). These R&D expenditures that were included as costs of revenue during the three and six-month

                       AMERICAN SUPERCONDUCTOR CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                       SIX MONTHS ENDED SEPTEMBER 30, 1998



periods ended September 30, 1998 were $1,740,000 and $3,364,000 respectively, compared to $1,478,000 and $2,396,000 for the same periods last year. Additionally, R&D expenses that were offset by cost sharing funding were $146,000 and $183,000 for the second quarter of fiscal years 1999 and 1998, respectively. For the six months ended September 30, 1998, this amount was $422,000 as compared to $414,000 for the comparable period in the previous year. Net R&D expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost sharing funding) increased to $2,458,000 in the three months ending September 30, 1998 from $1,486,000 for the same period last year. For the six-months ending September 30, 1998 and 1997, these amounts were $5,088,000 and $3,453,000, respectively.

Selling, general and administrative ("SG&A") expenses for the quarter ended September 30, 1998 were $1,828,000 compared to $1,475,000 for the same period the prior year. On a year-to-date basis, selling, general and administrative expenses were $3,332,000 compared to $2,982,000 for the same period a year earlier. These increases were primarily due to increased salaries and related expenses incurred to support corporate development activities and future planned growth, as well as increases in directors' compensation. The SG&A amounts offset by cost-sharing funding were $136,000 and $171,000 in the second quarter of fiscal years 1999 and 1998, respectively. For the six months ended September 30, 1998, this amount was $397,000 compared to $389,000 for the comparable period in 1997. In addition, certain SG&A expenditures related to externally funded development contracts have been classified as costs of revenue (rather than as SG&A expenses). Such indirect costs included in costs of revenue during the three and six month periods ended September 30, 1998 were $737,000 and $1,453,000, respectively. For the three and six month periods ended September 30, 1997, these costs were $680,000 and $1,087,000, respectively. This increase is primarily due to the increased contract revenue in the three and six month periods ended September 30, 1998, resulting in more SG&A expenses being classified as costs of revenue.

Interest income was $553,000 in the quarter ended September 30, 1998 compared to $223,000 for the same period in the previous year. For the six months ended September 30, 1998 and 1997, these amounts were $1,049,000 and $495,000, respectively. These increases primarily reflect the additional cash balances available for investment as a result of the Company's public offering of 3,504,121 shares of common stock on April 22, 1998. The Company received net proceeds (after the underwriters discount but before deducting offering expenses) of $46,114,000 from this offering.

Interest expense was $0 in the quarter ended September 30, 1998 compared to $61,000 for the same period in the previous year. For the six-months ending September 30, 1998 and 1997, these amounts were $10,000 and $137,000, respectively. These decreases primarily reflect the Company's retirement of all long-term debt following the completion of the public offering.

The Company expects to continue to incur operating losses for at least the next few years, as it continues to devote significant financial resources to its research and development activities and commercialization efforts.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                       SIX MONTHS ENDED SEPTEMBER 30, 1998



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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had cash, cash equivalents and long-term marketable securities of $39,852,000 compared to $8,009,000 at March 31, 1998. This increase was primarily due to the public offering of 3,504,121 shares of common stock on April 22, 1998. The Company received net proceeds (after the underwriters discount but before deducting offering expenses) of $46,114,000 as a result of this offering. The principal uses of cash during the six months ended September 30, 1998 were the funding of the Company's operations, the acquisition of capital equipment, primarily for research and development and manufacturing, and the retirement of long-term debt.

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

                       AMERICAN SUPERCONDUCTOR CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                       SIX MONTHS ENDED SEPTEMBER 30, 1998



YEAR 2000 ISSUES

The Company, like most other major companies, is currently addressing a universal problem commonly referred to as "Year 2000 Compliance," which relates to the ability of computer programs and systems to properly recognize and process date sensitive information before and after January 1, 2000. Many computer programs and systems recognize dates using two-digit year data (rather than four-digit data), and therefore may be unable to determine the correct century for the year. Failure to properly recognize and process date information may cause such programs and systems to fail to operate or to operate with erroneous results.

The Company has analyzed and continues to analyze its internal information technology ("IT") systems ("IT systems") to identify any computer programs that are not Year 2000 compliant and implement any changes required to make such systems Year 2000 compliant. The Company believes that its critical IT systems currently are capable of functioning without substantial Year 2000 compliance problems. The Company has identified only a few non-critical, but important, IT systems that must be replaced due to Year 2000 concerns, and the Company already has plans to replace these IT systems with Year 2000 compliant systems providing increased functionality. The Company believes such IT systems will be Year 2000 capable in a time frame that will avoid any material adverse effect on the Company. Also, the Company does not believe that the expenditures related to replacing or upgrading any of its IT systems to make them Year 2000 compliant will have a material adverse effect on the financial condition of the Company. The Company has evaluated its critical equipment and critical systems that contain embedded software and the Company believes that all of its critical Non-IT systems are capable of functioning without substantial Year 2000 compliance problems.

A substantial portion of the current products being developed, manufactured and/or sold by the Company (e.g. HTS wire and related products) contain no computer programs and as such pose no significant Year 2000 compliance concerns. The Power Quality Division's SMES units currently being manufactured contain computer programs that may be susceptible to Year 2000 compliance problems. The Company is in the process of upgrading and testing these computer programs to insure Year 2000 compliance, and believes that all changes will be in place in the second calendar quarter of 1999 on both currently manufactured equipment and units that have been previously sold. However, the Company's products are often used by its customers in systems that contain third party products. Therefore, even though the Company's current products may be Year 2000 compliant, the failure of such third party products to be Year 2000 compliant, or to properly interface with the Company's current products, may result in a system failure.

The Company is investigating each of its significant vendors, suppliers, financial service organizations, service providers and customers to confirm that the Company's operations will not be materially adversely affected by the failure of any such third party to have Year 2000 compliant computer programs. This is being undertaken by a process that includes questionnaires, interviews, on-site visits and other available means. This Company expects to complete this process by the end of the first calendar quarter of 1999. Regardless of the responses that the Company receives from such third parties, the Company is establishing contingency plans to reduce the Company's exposure resulting from the non-compliance of third parties. First, the Company plans to build inventories of critical and/or important components prior to January 1, 2000, and thereby decrease the Company's dependence on suppliers that are not Year 2000 compliant. Second, the Company plans to review delivery schedules with its major customers, commencing in the third calendar quarter of 1999. Such review should enable customers to accept ordered products after January 1, 2000, even if their internal computer systems are not operating properly.

The Company estimates that, through September 30, 1998, it has spent less than $20,000 to remediate Year 2000 issues in its IT systems, and the Company estimates that it will spend less than an additional $100,000 to remediate Year 2000 issues in its IT systems. Additionally, the Company is accelerating into fiscal 1999 the planned replacement of its E-mail software and financial systems software because such software has potential Year 2000 problems. For the development and deployment of SMES system computer programs to remedy Year 2000 problems, the Company has spent, through September 30, 1998, approximately $5,000 and estimates it will spend an additional $5,000 to complete such program development and deployment. All of such expenditures are included in the budgets of the various departments of the Company tasked with various aspects of the Year 2000 project. No IT projects have been deferred due to the Company's Year 2000 efforts.

Finally, the Company is in the process of developing contingency plans to be implemented as part of its efforts to identify and correct any Year 2000 compliance problems. Such plans are expected to be completed by the end of the third calendar quarter of 1999.

The Company does not currently believe that any of the foregoing will have a material adverse effect on its financial condition or its results of operations. However, the process of evaluating the Company's products and third party products and systems is ongoing. Although not expected, failures of critical suppliers, critical customers, critical IT systems, critical non-IT systems, or products sold by the Company (including any delay in the deployment of SMES computer program upgrades) could have a material adverse effect on the Company's financial condition or results of operations. Year 2000 Compliance has many issues and aspects, not all of which the Company is able to accurately forecast or predict. There is no way to assure that Year 2000 Compliance will not have adverse effects on the Company, some of which could be material. Many of the Company's statements related to Year 2000 are forward-looking statements and actual results could differ materially from those anticipated above.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                                     PART II

                                OTHER INFORMATION

                                   -----------

Item 1.           LEGAL PROCEEDINGS
                  None

Item 2.           CHANGES IN SECURITIES
                  None

Item 3.           DEFAULTS UPON SENIOR SECURITIES
                  None

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  At the Company's Annual Meeting of Stockholders held on July 29, 1998, the following proposals were adopted by the vote specified below:

                                                            Withheld Authority
                                                                  to Vote
     Proposal                             For                For All Nominees
     --------                             ---                ----------------
     1.  Election of Directors

         Gregory J. Yurek              13,067,509                 362,122
         Albert J. Baciocco, Jr.       13,070,899                 358,732
         Frank Borman                  12,636,082                 793,549
         Peter O. Crisp                13,071,449                 358,182
         Richard Drouin                13,070,599                 359,032
         Gerard Menjon                 13,071,699                 357,932
         Andrew G.C. Sage, II          13,066,849                 362,782
         John Vander Sande             13,070,914                 358,717

                                                                                     Broker
                                          For          Against        Abstain       Non-votes
                                          ---          -------        -------       ---------
     2.  Approval of amendment
         to Restated Certificate
         of Incorporation              11,222,476     1,997,320       209,835               -

     3.  Approval of amendment to
         1996 Stock Incentive Plan      5,100,299     2,449,854     224,243         5,655,235

     4.  Ratification of
         Independent Auditors          13,354,353        32,507      42,771                 -

         Please see the Company's Proxy Statement filed with the Commission in connection with this Annual Meeting for a description of the matters voted upon.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                                     PART II

                                OTHER INFORMATION

                                   -----------


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



                       AMERICAN SUPERCONDUCTOR CORPORATION




       11/13/98                           /S/ Gregory J. Yurek
---------------------------------         --------------------------------------
Date                                      Gregory J. Yurek
                                          Chairman of the Board, President and
                                          Chief Executive Officer




       11/13/98                           /S/ Thomas M. Rosa
---------------------------------         --------------------------------------
Date                                      Thomas M. Rosa
                                          Chief Accounting Officer, Corporate
                                          Controller and Assistant Secretary