Form 10-Q
period 1998-12-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 1999-02-12
CIK 880807

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                                  -----------


For The Quarter Ended: December 31, 1998          Commission File Number 0-19672
                       -----------------


                      American Superconductor Corporation
                      -----------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                    04-2959321
---------------------------------            --------------------------------
   (State or other jurisdiction                      (I.R.S. Employer
of organization or incorporation)                 Identification Number)


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


                                 YES X  NO
                                    ---   ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                   15,373,099
-------------------------------------        -----------------------------------
              Class                          Outstanding as of February 10, 1999

                      AMERICAN SUPERCONDUCTOR CORPORATION

                                     INDEX
                                  -----------





                                                                                                        Page No.
                                                                                                        --------
Part I - Financial Information

     Consolidated Balance Sheets
         December 31, 1998 and March 31, 1998                                                               3


Consolidated Statements of Operations for the three months ended December 31,
         1998 and 1997 and the nine months ended December 31, 1998
         and 1997                                                                                           4

     Consolidated Statements of Cash Flows
         for the nine months ended
         December 31, 1998 and 1997                                                                         5

     Notes to Interim Consolidated Financial Statements                                                    6-8

     Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                               9-14

Part II - Other Information                                                                                 15

Signatures                                                                                                  16

AMERICAN SUPERCONDUCTOR CORPORATION
Consolidated Balance Sheets

                                                                                         December 31,               March 31,
                                                                                            1998                      1998
                                                                                       -------------             ------------
                                                                                         (unaudited)
                      ASSETS
      Current assets:
            Cash and cash equivalents                                                    $28,545,770               $1,842,142
            Accounts receivable                                                            3,559,226                2,991,635
            Inventory                                                                      4,873,676                3,229,973
            Prepaid expenses and other current assets                                        905,513                  545,428
                                                                                       -------------             ------------

                Total current assets                                                      37,884,185                8,609,178

      Property and equipment:
            Equipment                                                                     14,629,495               12,502,756
            Furniture and fixtures                                                         1,188,839                  946,630
            Leasehold improvements                                                         2,057,560                1,980,090
                                                                                       -------------             ------------

                                                                                          17,875,894               15,429,476
      Less: accumulated depreciation                                                     (12,376,162)             (11,006,576)
                                                                                       -------------             ------------

      Property and equipment, net                                                          5,499,732                4,422,900

      Long-term marketable securities                                                      6,472,067                6,167,030
      Net investment in sales-type lease                                                     268,940                  345,940
      Other assets                                                                           488,034                    6,167
                                                                                       -------------             ------------

      Total assets                                                                       $50,612,958              $19,551,215
                                                                                       =============             ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

      Current liabilities:
            Accounts payable and accrued expenses                                         $2,875,693               $3,333,462
            Deferred revenue                                                                      --                  187,285
            Current portion of long-term debt                                                     --                   29,609
                                                                                       -------------             ------------

            Total current liabilities                                                      2,875,693                3,550,356

      Long-term debt (less current portion)                                                       --                3,141,793

      Commitments

      Stockholders' equity:
            Common stock, $.01 par value
                Authorized shares-50,000,000; issued
                and outstanding shares-15,368,633 and
                11,756,793 at December 31, 1998 and
                March 31, 1998, respectively                                                 153,686                  117,568
                Additional paid-in capital                                               133,995,222               87,961,911
            Deferred contract costs - warrants                                            (1,100,731)              (1,328,446)
            Unrealized gain (loss) on investments                                             47,717                   32,706
            Cumulative translation adjustment                                                 (7,914)                 (32,798)
            Accumulated deficit                                                          (85,350,715)             (73,891,875)
                                                                                       -------------             ------------
      Total stockholders' equity                                                          47,737,265               12,859,066
                                                                                       -------------             ------------

      Total liabilities and stockholders' equity                                         $50,612,958              $19,551,215
                                                                                       =============             ============


   The accompanying notes are an integral part of the consolidated financial statements.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 Three Months Ended                   Nine Months Ended
                                                                    December 31,                         December 31,
                                                             1998               1997              1998                1997
                                                         -----------        -----------       ------------        -----------
      Revenues:
            Contract revenue                              $2,237,522         $3,757,908         $6,854,899         $6,547,147
            Product sales and prototype
                 development contracts                       331,890            697,616            818,714          4,053,328
            Rental/other  revenue                             14,412            437,422            100,148            783,069
                                                         -----------        -----------       ------------        -----------
                 Total revenues                            2,583,824          4,892,946          7,773,761         11,383,544

      Costs and expenses:
            Costs of  revenue                              2,772,464          4,705,482          8,293,914         10,511,021
            Research and development                       2,403,671          2,929,253          7,491,248          6,382,086
            Selling, general and
                 administrative                            1,646,254            742,281          4,977,920          3,724,315
                                                         -----------        -----------       ------------        -----------
                 Total costs and expenses                  6,822,389          8,377,016         20,763,082         20,617,422

      Transaction fees                                            --            (25,975)                --           (136,273)
      Interest income                                        479,558            182,194          1,528,361            676,771
      Interest expense                                            --            (51,382)            (9,827)          (187,918)
      Other income (expense), net                              3,091              2,145             11,947            (12,287)
                                                         -----------        -----------       ------------        -----------
      Net loss                                           $(3,755,916)       $(3,377,088)      $(11,458,840)       $(8,893,585)
                                                         ===========        ===========       ============        ===========
      Net loss per common share
            Basic                                             $(0.24)            $(0.29)            $(0.76)            $(0.76)
                                                         ===========        ===========       ============        ===========
            Diluted                                           $(0.24)            $(0.29)            $(0.76)            $(0.76)
                                                         ===========        ===========       ============        ===========
      Weighted average number of
            common shares outstanding
            Basic                                         15,367,619         11,695,238         15,052,153         11,638,198
                                                         ===========        ===========       ============        ===========
            Diluted                                       15,367,619         11,695,238         15,052,153         11,638,198
                                                         ===========        ===========       ============        ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Nine Months Ended
                                                                                                        December 31,
                                                                                                  1998                1997
                                                                                                  ----                ----

      Cash flows from operating activities:
             Net loss                                                                         $(11,458,840)      $ (8,893,585)
             Adjustments to reconcile net loss to net cash used by operations:
                  Depreciation and amortization                                                  1,369,586          1,566,847
                  Loss (gain) on disposals of property and equipment                                    --             24,569
                  Deferred contract costs-warrant                                                  241,371            144,898
                  Stock compensation expense                                                       173,312             90,841
                  Changes in operating asset and liability accounts :
                        Accounts receivable                                                       (567,591)        (2,138,892)
                        Inventory                                                               (1,643,703)           156,522
                        Prepaid expenses and other current assets                                 (360,085)          (163,837)
                        Accounts payable and accrued expenses                                     (457,769)        (2,194,240)
                        Notes payable-line of credit                                                    --           (875,000)
                        Deferred revenue                                                          (187,285)        (1,936,449)
                                                                                              ------------       ------------
             Total adjustments                                                                  (1,432,164)        (5,324,741)

             Net cash used by operating activities                                             (12,891,004)       (14,218,326)

      Cash flows from investing activities:
                  Notes receivable                                                                      --            (14,312)
                  Repayment of notes receivable                                                         --             53,190
                  Purchase of property and equipment (net)                                      (2,421,534)        (1,484,015)
                  Purchase of long-term marketable securities                                     (290,026)        (3,000,000)
                  Sale of long-term marketable securities                                               --         11,111,354
                  Net investment in sales-type lease                                                77,000           (413,006)
                  Decrease (increase) in other assets                                             (481,867)            36,152
                                                                                              ------------       ------------

             Net cash provided (used) by investing activities                                   (3,116,427)         6,289,363

      Cash flows from financing activities:
                  Net repayments on line of credit                                                      --           (556,088)
                  Principal payments-note payable                                               (3,171,402)             4,693
                  Net proceeds from issuance of common stock and warrants                       45,882,461         10,112,071
                                                                                              ------------       ------------

             Net cash provided by financing activities                                          42,711,059          9,560,676

      Net increase (decrease) in cash and cash equivalents                                      26,703,628          1,631,713

      Cash and cash equivalents at beginning of period                                           1,842,142            584,804
      Effect of SI's excluded results                                                                   --             (7,844)
                                                                                              ------------       ------------

      Cash and cash equivalents at end of period                                               $28,545,770        $ 2,208,673
                                                                                              ============       ============

      Supplemental schedule of cash flow information:
                  Cash paid for interest                                                      $    119,789       $    134,252
                  Noncash issuance of common stock                                            $    173,312       $     90,841

   The accompanying notes are an integral part of the consolidated financial statements.

                      AMERICAN SUPERCONDUCTOR CORPORATION

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

          -----------------------------------------------------------

1.   Nature of Business:
     ------------------

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

2.   Basis of Presentation:
     ---------------------

     The accompanying consolidated financial statements are unaudited, except for those dated as of March 31, 1998, and have been prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosure normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended December 31, 1998 and 1997 and the financial position at December 31, 1998.

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

     Included in "Costs of Revenue" are research and development expenses related to externally funded development contracts of approximately $1,801,000 and $2,766,000 for the three months ended December 31, 1998 and 1997, respectively, and approximately $5,165,000 and $5,162,000 for the nine months ended December 31, 1998 and 1997, respectively.

     Certain prior year amounts have been reclassified to be consistent with current year presentation.

                      AMERICAN SUPERCONDUCTOR CORPORATION

          -----------------------------------------------------------

3.   Net Loss Per Common Share:
     -------------------------

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" effective December 28, 1997. SFAS No. 128 requires presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes dilution and is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares include the effect of the exercise of stock options. For the three months ended December 31, 1998 and 1997, common equivalent shares of 71,656 and 287,070 were not included for the calculation of diluted EPS as they were considered antidilutive. For the nine months ended December 31, 1998 and 1997, common equivalent shares of 203,849 and 214,809 were also not included for the calculation of diluted EPS as they were also considered antidilutive. The Company has restated net loss per share for all periods presented in the accompanying consolidated financial statements to reflect net loss per share on both a basic and a diluted basis.


4.   Cost-Sharing Agreements:
     -----------------------

     The Company received funding under a government cost-sharing agreement with the Department of Energy of approximately $473,000 and $394,000, for the three months ended December 31, 1998 and 1997, respectively, and $1,293,000 and $1,198,000 for the nine months ended December 31, 1998 and 1997, respectively. This funding was used to directly offset research and development and selling, general and administrative expenses.


5.   The Offering:
     ------------

     On April 22, 1998 the Company completed a public offering of 3,504,121 shares of its common stock and received net proceeds (before deducting offering expenses) of $46,114,000, of which approximately $3,142,000 was used to retire the Company's subordinated notes.

                      AMERICAN SUPERCONDUCTOR CORPORATION

          -----------------------------------------------------------


6.   Comprehensive Loss:
     ------------------

     The Company has adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" which requires that an entity include in total comprehensive income certain amounts which were previously recorded directly to stockholders' equity.

     The Company's comprehensive loss was as follows:

                                 Three Months Ended December 31     Nine Months Ended December 31
                                 ------------------------------     -------------------------------
                                         1998          1997             1998            1997
                                         ----          -----            ----            ----

      Net loss                       $(3,755,916)    $(3,377,088)   $(11,458,840)    $(8,893,585)

      Other comprehensive income         (23,605)         14,784          39,895         159,849
                                     -----------     -----------    ------------     -----------

         Total comprehensive loss    $(3,779,521)    $(3,362,304)   $(11,418,945)    $(8,733,736)
                                     ===========     ===========    ============     ===========

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

                       AMERICAN SUPERCONDUCTOR CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                       NINE MONTHS ENDED DECEMBER 31, 1998


Results of Operations
---------------------

American Superconductor Corporation's revenues during the three months ended December 31, 1998 were $2,584,000 compared to $4,893,000 for the same period a year earlier. Revenues for the prior-year quarter ended December 31, 1997 included $2,400,000 of contract revenue resulting from the Electricite de France and ABB ("ABB/EDF") contract to develop high temperature superconductor (HTS) wire for power transformers. Two thirds of the revenue, or $1,600,000, recognized on that contract during the December 1997 quarter related to work performed in the June and September 1997 quarters which had not been recognized as revenue earlier as the contract had not yet been finalized. Revenues recorded on the ABB/EDF contract in the December 1998 quarter were $575,000. Contract revenue in the quarter just ended was positively affected by the continuation of work on a research contract with the Electric Power Research Institute ("EPRI") and by increased work on eleven Phase II Small Business Innovation Research ("SBIR") grants.

For the nine months ended December 31, 1998, revenues were $7,774,000 as compared to $11,384,000 for the comparable period in 1997. Revenues from the Company's Power Quality ("PQ") Solutions business unit declined $3,397,000 in the nine months ended December 31, 1998 from the same period in the prior year, which included the shipments of a large PQ DC(TM) SMES system and a PQ VR(TM) SMES system. There were no SMES system shipments in the first nine months of fiscal 1999. Additionally, revenues for the nine-month period ended December 31, 1998 decreased due to lower prototype development contract revenues and planned reductions in payments under the company's two research and development contracts with Pirelli and ABB/EDF, which were partially offset by increased contract revenue on the Phase II SBIR grants and the EPRI contract.

For the three months ended December 31, 1998, the Company also recorded funding of $473,000 under a government cost-sharing agreement with the Department of Energy ("DOE"). Funding under this cost-sharing agreement for the three months ended December 31, 1997 was $394,000. For the nine months ended December 31, 1998, funding under this government cost-sharing agreement was $1,293,000 compared to $1,198,000 for the comparable period in 1997. The Company anticipates that a portion of its funding in the future will continue to come from cost-sharing agreements as the Company continues to develop joint programs with government agencies. Funding from government cost-sharing agreements is recorded as an offset to research and development and selling, general and administrative expenses, as required by government contract accounting guidelines, rather than as revenues.

The Company's total costs and expenses for the three months ended December 31, 1998 were $6,822,000 compared to $8,377,000 for the same period in the prior year. Costs for the prior-

                       AMERICAN SUPERCONDUCTOR CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                       NINE MONTHS ENDED DECEMBER 31, 1998


year quarter ended December 31, 1997 included $1,600,000 in costs related to work performed in the June and September 1997 quarters on the ABB/EDF contract. Total costs and expenses for the first nine months of the current fiscal year were $20,763,000, compared to $20,617,000 for the same period last year.

Adjusted research and development ("R&D") expenses, which include amounts classified as costs of revenue and amounts offset by cost sharing funding, were $4,449,000 in the third quarter compared to $5,898,000 a year earlier. Costs for the prior-year quarter ended December 31, 1997 included $1,600,000 in costs related to work performed in the June and September 1997 quarters on the ABB/EDF contract. For the nine-month period ended December 31, 1998, adjusted R&D expenses increased to $13,323,000 from $12,161,000 for the same period a year earlier. The increase for the nine months ended December 31, 1998 was due to the continued scale-up of the Company's internal research and development activities. A portion of the R&D expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as R&D expenses). These R&D expenditures that were included as costs of revenue during the three and nine-month periods ended December 31, 1998 were $1,801,000 and $5,165,000, respectively, compared to $2,766,000 and $5,162,000 for the same periods last year. Additionally, R&D expenses that were offset by cost sharing funding were $244,000 and $203,000 for the third quarter of fiscal years 1999 and 1998, respectively. For the nine months ended December 31, 1998, this amount was $667,000 as compared to $617,000 for the comparable period in the previous year. Net R&D expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost sharing funding) were $2,404,000 in the three months ended December 31, 1998 compared to $2,929,000 for the same period last year. For the nine months ended December 31, 1998 these amounts increased to $7,491,000 from $6,382,000 for the same period a year earlier.

Adjusted selling, general and administrative ("SG&A") expenses, which include amounts classified as costs of revenue and amounts offset by cost sharing funding, were $2,489,000 for the quarter ended December 31, 1998 compared to $2,393,000 for the same period the prior year. On a year-to-date basis, adjusted SG&A expenses were $7,671,000 compared to $6,851,000 for the same period a year earlier. These increases were primarily due to increased salaries and related expenses incurred to support corporate development and marketing activities and future planned growth, as well as increases in directors' compensation. The SG&A amounts offset by cost-sharing funding were $229,000 and $191,000 in the third quarter of fiscal years 1999 and 1998, respectively. For the nine months ended December 31, 1998, this amount was $626,000 compared to $580,000 for the comparable period in 1997. In addition, certain SG&A expenditures related to externally funded development contracts have been classified as costs of revenue (rather than as SG&A expenses). Such indirect costs included in costs of revenue during the three-month periods ended December 31, 1998 and 1997 were $614,000 and $1,460,000, respectively. This decrease is primarily due to the lower contract revenue in the three-month

                       AMERICAN SUPERCONDUCTOR CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                       NINE MONTHS ENDED DECEMBER 31, 1998


period ended December 31, 1998, resulting in less SG&A expense being classified as cost of revenue. For the nine-month periods ended December 31, 1998 and 1997, these costs were $2,067,000 and $2,547,000, respectively. This decrease is related to a smaller amount of SG&A expense being allocated to cost of revenue as a result of lower prototype development revenue. Net SG&A expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost sharing funding) for the quarter ended December 31, 1998 were $1,646,000 compared to $742,000 for the same period the prior year. On a year-to-date basis, net SG&A expenses were $4,978,000 compared to $3,724,000 for the same period a year earlier.

Interest income was $480,000 in the quarter ended December 31, 1998 compared to $182,000 for the same period in the previous year. For the nine months ended December 31, 1998 and 1997, these amounts were $1,528,000 and $677,000, respectively. These increases primarily reflect the additional cash balances available for investment as a result of the Company's public offering of 3,504,121 shares of common stock on April 22, 1998. The Company received net proceeds (after the underwriters discount but before deducting offering expenses) of $46,114,000 from this offering.

Interest expense was $0 in the quarter ended December 31, 1998 compared to $51,000 for the same period in the previous year. For the nine-months ending December 31, 1998 and 1997, these amounts were $10,000 and $188,000, respectively. These decreases primarily reflect the Company's retirement of all long-term debt following the completion of the public offering.

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

                       AMERICAN SUPERCONDUCTOR CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                       NINE MONTHS ENDED DECEMBER 31, 1998


Liquidity and Capital Resources
-------------------------------

At December 31, 1998, the Company had cash, cash equivalents and long-term marketable securities of $35,018,000 compared to $8,009,000 at March 31, 1998. This increase was primarily due to the public offering of 3,504,121 shares of common stock on April 22, 1998. The Company received net proceeds (after the underwriters discount but before deducting offering expenses) of $46,114,000 as a result of this offering. The principal uses of cash during the nine months ended December 31, 1998 were the funding of the Company's operations, the acquisition of capital equipment, primarily for research and development and manufacturing, and the retirement of long-term debt.

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

Year 2000 issues
----------------

The Company is currently addressing a universal problem commonly referred to as "Year 2000 Compliance," which relates to the ability of computer programs and systems to properly recognize and process date sensitive information before and after January 1, 2000. Many computer programs and systems recognize dates using two-digit year data (rather than four-digit data), and therefore may be unable to determine the correct century for the year. Failure to properly recognize and process date information may cause such programs and systems to fail to operate or to operate with errorenous results.

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

                       AMERICAN SUPERCONDUCTOR CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                       NINE MONTHS ENDED DECEMBER 31, 1998


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

The Company is investigating each of its significant vendors, suppliers, financial service organizations, service providers and customers to confirm that the Company's operations will not be materially adversely affected by the failure of any such third party to have Year 2000 compliant computer programs. This is being undertaken by a process that includes questionnaires, interviews, on-site visits and other available means. The Company expects to complete this process by the end of the first calendar quarter of 1999. Regardless of the responses that the Company receives from such third parties, the Company is establishing contingency plans to reduce the Company's exposure resulting from the non-compliance of third parties. First, the Company plans to build inventories of critical and/or important components prior to January 1, 2000, and thereby decrease the Company's dependence on suppliers that are not Year 2000 compliant. Second, the Company plans to review delivery schedules with its major customers, commencing in the third calendar quarter of 1999. Such review should enable customers to accept ordered products after January 1, 2000, even if their internal computer systems are not operating properly.

The Company estimates that, through December 31, 1998, it has spent less than $50,000 to remediate Year 2000 issues in its IT systems, and the Company estimates that it will spend less than an additional $100,000 to remediate Year 2000 issues in its IT systems. Additionally, the Company has accelerated into fiscal 1999 the planned replacement of its E-mail software and

                       AMERICAN SUPERCONDUCTOR CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                       NINE MONTHS ENDED DECEMBER 31, 1998


financial systems software because such software has potential Year 2000 problems. For the development and deployment of SMES system computer programs to remedy Year 2000 problems, the Company has spent, through December 31, 1998, approximately $10,000 and estimates it will spend an additional $10,000 to complete such program development and deployment. All of such expenditures are included in the budgets of the various departments of the Company tasked with various aspects of the Year 2000 project. No IT projects have been deferred due to the Company's Year 2000 efforts.

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

                      AMERICAN SUPERCONDUCTOR CORPORATION

                                    PART II

                               OTHER INFORMATION
                                  -----------

Item 1.           Legal Proceedings
                  -----------------

                  None

Item 2.           Changes in Securities and Use of Proceeds
                  -----------------------------------------

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

                  None

Item 5.           Other Information
                  -----------------

                  None

Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibit 27.1 Financial Data Schedule
                  (b) On November 2, 1998, the Company filed a Current Report on
                      Form 8-K which reported, under Item 5 (Other Events), the adoption by the Corporation of a shareholder rights plan.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      AMERICAN SUPERCONDUCTOR CORPORATION




          2/12/99                   /S/ Gregory J. Yurek
-------------------------------     ------------------------------------
Date                                Gregory J. Yurek
                                    Chairman of the Board, President and
                                    Chief Executive Officer


          2/12/99                   /S/ Thomas M. Rosa
-------------------------------     ------------------------------------
Date                                Thomas M. Rosa
                                    Chief Accounting Officer, Corporate
                                    Controller and Assistant Secretary