Form 10-K
period 1999-03-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 1999-06-25
CIK 880807

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                    For the fiscal year ended March 31, 1999

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                For the Transition Period from        to

                        Commission file number 0-19672

                      American Superconductor Corporation
            (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                 04-2959321
    (State or other jurisdiction                      (IRS Employer
  of incorporation or organization)              Identification Number)




        Two Technology Drive                              01581
     Westborough, Massachusetts                        (Zip Code)
   (Address of Principal Executive
              Offices)

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  On April 30, 1999, the aggregate market value of voting Common Stock held by nonaffiliates of the Registrant was $187,441,763 based on the closing price of the Common Stock on the Nasdaq National Market on April 30, 1999.

  The number of shares of Common Stock outstanding as of April 30, 1999 was 15,379,818.

                      DOCUMENTS INCORPORATED BY REFERENCE

Document                                               Form 10-K Part
--------                                               --------------
Definitive Proxy Statement with respect to the Annual     Part III
Meeting of Stockholders for the fiscal year ended
March 31, 1999, to be filed with the Securities and
Exchange Commission by June 25, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 Item                                                                      Page
 ----                                                                      ----
                                  Part I
  1.  Business..........................................................     1
  2.  Properties........................................................    15
  3.  Legal Proceedings.................................................    15
  4.  Submission of Matters to a Vote of Security Holders...............    15

                                 Part II
  5.  Market for Registrant's Common Equity and Related Stockholder
       Matters..........................................................    17
  6.  Selected Financial Data...........................................    17
  7.  Management's Discussion and Analysis of Financial Condition
       and Results of Operations........................................    18
  7A. Quantitative and Qualitative Disclosure About Market Risk ........    18
  8.  Financial Statements and Supplementary Data.......................    18
  9.  Changes and Disagreements with Accountants on Accounting and
       Financial Disclosure.............................................    18

                                 Part III
 10.  Directors and Executive Officers of the Registrant................    18
 11.  Executive Compensation............................................    18
 12.  Security Ownership of Certain Beneficial Owners and Management....    18
 13.  Certain Relationships and Related Transactions....................    18

                                 Part IV
 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..    18

  This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that relate to future events or conditions, including without limitation, the statements under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and located elsewhere herein regarding industry prospects and the Company's prospective results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management's current expectations and are inherently uncertain. The important factors discussed below under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Future Operating Results," among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time.

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

Superconductivity

  A superconductor is a perfect conductor of electricity; it carries direct current with 100% efficiency because no energy is dissipated by resistive heating. Once induced in a superconducting loop, direct current can flow undiminished forever. Superconductors can also conduct alternating current but with some slight dissipation of energy.

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


                             [CHART APPEARS HERE]


  This graph illustrates the complete loss of resistance to the flow of electricity through wires of an LTS material (niobium-titanium alloy) and an HTS material (bismuth-based, copper oxide ceramic) at the critical temperature, Tc, which is different for each superconducting material. The specific HTS material in this chart has no electrical resistance below 108K (- 265 degrees Fahrenheit), as opposed to the specific LTS material in this chart, which has no electrical resistance below 10K (-441 degrees Fahrenheit).

  A combination of three conditions must be met for a material to exhibit superconducting behavior:

  . The material must be cooled below a characteristic temperature, known as its superconducting transition or critical temperature (Tc);

  . The current passing through a given cross-section of the material must be below a characteristic level known as the critical current density (Jc); and

  . The magnetic field to which the material is exposed must be below a characteristic value known as the critical magnetic field (Hc).

  These conditions are interdependent and define the environmental operating conditions for the superconductor.

                             [CHART APPEARS HERE]

  Not only must a superconducting material be cooled below its critical temperature, Tc, to lose all resistance to the flow of electricity, but also the amount of current flowing through a given cross sectional area of superconducting wire must not exceed a critical amount, the critical current density, Jc, and the magnetic field to which the superconductor is exposed must not be above a critical level, Hc. The key focus of the Company's HTS development program is to increase the critical current density of its wires through research advancements and through optimization of its wire manufacturing methodologies.

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

  In 1986, a breakthrough in superconductivity occurred when two scientists, Dr. K. Alex Muller and Dr. J. Georg Bednorz, at an IBM laboratory in Zurich, Switzerland, identified a ceramic oxide compound which was shown to be superconductive at 36K (-395 degrees Fahrenheit). This discovery earned them the Nobel Prize for Physics in 1987, which is one of the four Nobel Prizes that have been awarded for work on superconductivity. A series of related ceramic oxide compounds which have higher critical temperatures were subsequently discovered, including those being used by the Company.

Applications and Markets for Superconductors

  Wire is an integral component of most products that transmit, transfer or utilize electricity. Superconducting wires provide significant advantages over conventional wires because superconducting wires conduct electricity with little or no energy loss and because they can transmit much larger amounts of electricity than conventional wires of the same size. These underlying characteristics lead to the potential for more efficient, smaller and lighter electrical products and equipment, such as motors, generators, power transmission cables, and transformers. Deregulation of the electric power industry, which is an increasing trend in the United States, Europe, Japan and certain other countries, may enhance the potential market for superconducting wires by providing opportunities in markets that were not previously open to the Company.

  Because the superconducting wire in a coil of this material exhibits no resistance to the passage of electrical current, large amounts of electricity can be stored in coils of superconducting wire, and because the wire coil has no electrical resistance, the stored electricity can be removed from the coil very rapidly. These features provide the basis for the Company's line of SMES systems utilizing LTS electromagnets ("LT-SMES"). The Company's LT-SMES power quality products are currently being sold or leased to industrial users of power to prevent factory downtime and loss of "work in process" caused by momentary dips in voltage that occur in power distribution networks. The Company is also selling LT-SMES to electric utilities to solve problems of voltage instability and low voltage in large-scale transmission networks.

  LTS products are used in a number of applications, including MRI diagnostic equipment, which currently represents the single largest commercial use of LTS materials, commercial magnetic separation equipment, commercial SMES power quality and reliability products, commercial laboratory electromagnets and electromagnets used in particle accelerators. The Company's development efforts with respect to LTS products are focused on commercial SMES products. LTS products have been under development since the early 1960s, and LTS technology is relatively mature as compared with HTS technology. However, commercial acceptance of LTS products in power applications other than SMES systems has been significantly limited by the cooling requirements of LTS materials. LTS materials generally require costly cooling by liquid helium at nearly the absolute zero temperature or cooling by cryocoolers at below 10K (- 441 degrees Fahrenheit).

  In contrast, HTS wires maintain their superconductivity at higher temperatures than LTS wires. They can be cooled with liquid nitrogen or closed-cycle refrigerators at temperatures above 20K (-423 degrees Fahrenheit), which are much less expensive and easier to utilize than liquid helium. Closed-cycle refrigerators operate in much the same way as household refrigerators, but because of their lower operating temperature they are somewhat more complicated to build and maintain. Specially designed closed-cycle refrigerators have been used by the Company to cool a variety of commercial and developmental HTS electromagnets. It is presently anticipated that HTS power cables would be cooled by maintaining liquid nitrogen within hollow cores of an HTS cable, and/or by flowing liquid nitrogen around the power cables, much the same as oil is now maintained within the cores of some conventional underground power cables and used to cool power cables maintained within steel pipes under the streets of cities.

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

  The Company is currently focusing on two markets for superconductor-based products: the power quality and reliability market, for which the Company currently manufactures and markets SMES systems and services; and the market for power transmission cables, motors, generators and transformers, for which the Company is currently developing HTS wires and related products.

 Superconducting Magnetic Energy Storage (SMES)

  The Company has focused initially on SMES systems as its product platform to address the need for solutions for industrial power quality problems faced by industrial users of power, and transmission network power reliability problems, faced by electric utilities. Protection against power quality problems such as momentary (typically less than two seconds) voltage sags can provide significant economic value to large industrial users of power. Industry sources estimate the cost of power quality problems to U.S. industry alone exceeds $10 billion per year. Protection against power reliability problems, such as voltage instability and low voltage, which are perennial problems faced by many utilities around the world, can provide stabilization of transmission networks and an increase in effective transmission capacity of electrical networks.

  In April 1997, the Company acquired Superconductivity, Inc. ("SI"), a manufacturer of SMES power quality systems based on LTS electromagnets. The Company believes that this acquisition provides it with a strong presence in the power quality and reliability market, and will allow it to accelerate its plan to penetrate this sector of the market. The Company is currently expanding sales and marketing and manufacturing capacity for its existing SMES-based products. The Company also plans to expand its current SMES product line. The Company has incorporated its HTS current leads product into its LT-SMES products in order to reduce systems manufacturing costs and to improve the efficiency of operation of the LT-SMES products.

  The Company offers two product lines: Power Quality SMES (PQ-SMES) and Distributed-SMES (D-SMES). PQ-SMES are typically installed at manufacturing sites to provide enhanced quality of electric power. The Company has sold ten PQ-SMES units which are installed at customer sites in the United States, Europe and South Africa. D-SMES systems, introduced in February 1999, consist of multiple SMES units installed at substations throughout power transmission networks to provide enhanced transmission network reliability and capacity.

  The Company is developing multiple channels to market for its power quality products, including, but not limited to, distributors, OEMs and direct sales. The Company has a distribution agreement with Eskom, the largest utility in Africa, to distribute the Company's power quality products exclusively in South Africa. The Company also has distribution agreements with one European and one North American utility.

  The Company currently offers a service component of its power quality and reliability business that includes the assessment of customer needs and provides service contracts and extended warranties. The Company plans to expand this portion of its power quality business.

 HTS Electric Power Products

  HTS electric power products under development around the world include power transmission cables, motors, transformers, generators and SMES systems. The Company's development efforts for this market segment are focused on HTS wires and products made from these wires, such as electromagnetic motor coils integrated with appropriate cryogenic cooling systems. The Company's revenues in this business area currently come primarily from research and development contracts, including government contracts, prototype sales and funds from corporate partners Pirelli Cavi E Sistemi S.p.A. ("Pirelli"), Electricite de France ("EDF") and ABB Power Transmission and Distribution Company SA ("ABB"). See "Business--Strategic Relationships, Research Arrangements and Government Contracts."

  The Company has produced and sold prototype HTS wires and electromagnetic coils for use in several development and demonstration programs. Nevertheless, significantly better strength, flexibility, and electrical performance need to be achieved over longer wire lengths and at lower costs for the commercialization of HTS wire and wire products to be successful. Despite the advances being made, to date neither the Company nor, to the Company's knowledge, any other company has produced HTS wires in commercial quantities adequate for the electrical equipment market, and hurdles to commercialization continue to exist.

  The Company's strategy is to develop its HTS products through a combination of internally funded and customer and government-sponsored programs, as well as through other research programs, and to market these products through strategic partners or directly through its sales and marketing organization. In addition to its strategic alliances with Pirelli, EDF and ABB, the Company has established research arrangements with several U.S. national laboratories and with Industrial Research Limited of New Zealand, and is currently a party to development contracts with several U.S. government agencies to build prototype HTS electromagnetic coils. As the Company develops HTS electric power applications and power quality and reliability systems and services, it expects to continue to pursue strategic acquisitions to enhance its market position, add value to its product line and strengthen its technology base. In April 1997, the Company acquired SI in order to establish a presence in the industrial power quality market; in July 1997, the Company acquired Applied Engineering Technologies, Ltd. ("AET") in order to strengthen its core capabilities in cryogenic engineering. The Company has sold several prototype HTS products to private-sector companies, including HTS wires to ABB, Secheron SA and Pirelli, HTS motor coils to Rockwell Automation, an HT-SMES system to E.-U.-S. GmbH of Germany, and an HTS accelerator magnet system to Alphatech International. It has also sold HTS coils to U.S. government laboratories, including HTS generator coils to Wright-Patterson Air Force Base, and a high field research magnet to the Naval Research Laboratory. The Company is selling HTS current leads commercially to a variety of customers including MRI manufacturers and particle accelerator laboratories.

  If the Company is successful in developing its HTS technology for commercial applications, the Company intends to bring the following product lines to market in the next several years.

  Wires for Power Transmission Cables. In cooperation with Pirelli, the Company is developing HTS wires for underground HTS cables designed to provide more efficient and economical ways for utilities to transmit power. Underground power cables using HTS wires have the potential to carry two to five times more power than cables of the same size made from copper wires. The use of HTS wires would therefore result in more efficient transmission, more effective use of existing rights of way, reduced environmental stress and cost-effective replacement of worn-out infrastructure. This is very attractive both to urban planners who need to retrofit aging infrastructures with increased power capacity and to suburban engineers who find it increasingly difficult to secure clearance for overhead transmission lines. At least two underground copper cables are required to replace one equally rated overhead transmission line, whereas a single HTS cable could replace one equally rated overhead line. Moreover the liquid nitrogen used to cool underground HTS cables is less expensive and presents less environmental risks than the oil used to cool copper cables. The Company expects that the first significant demonstration of an HTS power cable in a utility network will occur in the second half of calendar year 2000.

  Coils for Motors and Generators. The Company is designing, developing and fabricating HTS wires, rotor coils and cryocoolers for use in high-horsepower electric motors with the potential for use in industrial and utility applications and for ship propulsion. Motors utilizing HTS wires and components are expected to be half the weight and size of conventional motors and would provide greater operating efficiency. Since industrial electric motors consume most of the electricity used in a typical manufacturing operation, increased efficiency should yield significant savings in power costs. The Company and Reliance Electric Company, a Rockwell Automation business, are developing 1,000 and 5,000 horsepower (hp) motors under a U.S. Department of Energy Superconductivity Partnership Initiative. In March 1999, the Company shipped HTS rotor coils to Reliance for fabrication of a 1,000 hp HTS motor. This motor is expected to undergo extensive testing and evaluation before being installed in an industrial site in 2000. The Company expects HTS wire sales and additional research contracts from other companies and government agencies for developing HTS motors in 2000.

  Cables for Transformers. In cooperation with ABB, one of the largest transformer suppliers in the world, and EDF, the Company is developing special alternating current HTS transformer wire that can be used for fabrication of HTS transformers. Utilities and industrial power customers use transformers to increase and decrease voltage levels. HTS transformers are expected to offer a number of improved features relative to conventional transformers as well as entirely new functionality with important utility systems benefits. HTS transformers are expected to be half the size and weight of conventional transformers, which would increase existing substation capacity, reduce land area needed for new substations, and greatly relieve transportation challenges currently faced by electric utilities for conventional transformers. In addition, HTS transformers would replace the dielectric oil that surrounds the copper coils in today's power transformers with low-cost, environmentally-safe liquid nitrogen, which would eliminate the spill risks associated with dielectric oil. This is expected to lower associated insurance costs and allow transformers to be installed closer to large load centers even within large cities. The Company expects that the first delivery of its HTS transformer cables for prototype applications will occur in 2000.

  As part of its long range transformer wire program with ABB and EDF, the Company is developing a special HTS wire which enables a fault current limiting functionality in transformers and could enable stand-alone fault current limiters ("FCLs"). FCLs instantaneously protect a power grid from electric surges caused by lightning by switching from a low resistance superconducting state to a high resistance state when the current exceeds the critical current of the superconductor.

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

HTS Development

  Since its inception, the Company's main efforts have been directed towards the development of HTS wire and its applications, primarily in the electric power sector, including electric utilities and industrial users of electric power. In late 1987, the Company developed its first length of current-carrying HTS wire. In 1989, the Company added electromagnetic coils, electromagnets and multistrand conductors to its development program, and in December 1989, the Company sold its first prototype coil to a commercial customer. Since commencing operations in 1987, the Company has been able to significantly increase both the length and the current-carrying capacity of its HTS wires as well as the magnetic field strength generated by its HTS electromagnetic coils.

  The Company has chosen to focus on HTS wires and HTS wire products (rather than HTS electronics applications) because it believes that HTS wires and wire products offer the largest potential commercial market in the HTS field. The Company is not devoting any efforts to the discovery of new HTS materials but continues to monitor new developments such as the discovery of HTS oxide bronzes. The Company primarily focuses on processing the most promising of the HTS materials available into wires and from these wires, manufacturing components and subsystems, such as multistrand conductors, electromagnetic coils and electromagnets. In some cases, higher level integration is performed in collaboration with or by the Company's customers and/or strategic partners. In other cases, the Company itself may integrate these subsystems into full cryogenic and electrical systems, using its cryogenic and power electronics expertise.

  The Company has obtained patent licenses for a number of HTS materials. The Company expects to be required to obtain additional licenses with respect to these or other known HTS materials. In addition, as new HTS materials are discovered, the Company expects that patent or other proprietary rights will be asserted with respect to such materials, and that the Company may be required to obtain licenses for the use of such materials. While the Company is optimistic that it will be able to obtain such licenses, there can be no assurance of this, and even if such licenses can be obtained, the costs of obtaining such licenses may be substantial. See "Business--Patents, Trade Secrets and Licenses--Patents and the Choice of HTS Materials" and "--Patents and the Processing of HTS Materials." Furthermore, the Company's ability to apply its wire processing and component and subsystem manufacturing processes to newly discovered HTS materials will depend on the nature of the materials, although the Company believes that its manufacturing processes are sufficiently generic that they can be adapted to newly discovered HTS materials.

Status of HTS Wire Development

  During the last several years considerable progress in the development of HTS wire has occurred, both at the Company and at other institutions and companies worldwide. There remain, however, significant technical hurdles that will need to be overcome before HTS wires can be produced in commercial amounts for the full range of potential applications. For commercial applications, the critical current density of long wire lengths will need to be increased further from present levels to higher levels already demonstrated on short-length research samples. In addition, the wire will need to be able to be wound in a variety of shapes to create multistrand conductors, electromagnetic coils and electromagnets without loss of the wire's critical current density during winding. The wire also will need to be able to withstand forces arising from the interplay of its own current with a surrounding magnetic field. For alternating-current and fault-current limiting magnet and coil applications, special conductor architectures will need to be developed. In January 1998, the Company announced a significant program in collaboration with ABB and EDF to attempt to develop such architectures.

  The HTS wires used in the electromagnetic coils, electromagnets and multistrand conductors will need to have operating critical current densities in the superconducting filament of the wires (excluding any metal sheathing, strengthening members, etc.) in the range of 30,000 to 100,000 Amperes per square centimeter (A/cm/2/) for multifilamentary composite wires and over 500,000 A/cm/2/ for coated conductor wires (see below). Most applications will require this current density to be maintained in the presence of magnetic fields in the range of 0.1 to 5 Tesla (a typical LTS magnet in an MRI system operates at about 0.5 to 1.5 Tesla; a kitchen magnet typically has a magnetic field of less than 0.05 Tesla).

  Research samples of HTS wires have already exhibited sufficient current density in very high magnetic fields to enable applications to be developed. The Company has reported that short lengths of multifilamentary composite HTS wires (typically one centimeter) produced on a laboratory scale have filament critical current densities of 100,000 A/cm/2/ in a magnetic field of up to 3 Tesla at 20 K (-423 degrees Fahrenheit), and short coated conductor samples exceed the target 500,000 A/cm/2/ level. The challenge is to produce cost effective wires with these electrical properties by high-volume manufacturing processes in long lengths (typically greater than 3,000 meters) and with the flexibility, strength and durability required to fabricate and utilize multistrand conductors, electromagnetic coils and electromagnets in end-use applications.

  The Company has made considerable progress in achieving these combined goals; it routinely manufactures wire in greater than five-hundred-foot lengths with over 12,000 A/cm/2/ at 77K over the full cross-sectional area of the composite wire, with the actual current density in the superconducting filaments reaching three times this level. This represents an advance by a factor of two in performance of the Company's wires in the last two years. An earlier generation of the Company's wires was incorporated into a number of demonstration products. In 1996, Pirelli built and demonstrated a 50 meter cable conductor that carried 3,300 Amperes of direct current. Successful completion of testing this cable by Pirelli occurred in December 1998. The Company plans to deliver wires within its current fiscal year to Pirelli for incorporation in a 120 meter HTS cable circuit for demonstration in the city of Detroit. The Company believes this demonstration will be underway by the end of fiscal year 2001. In 1996, Rockwell Automation built and demonstrated a 286 horsepower HTS motor utilizing rotor coils fabricated by the Company. In March 1999, the Company completed manufacture and delivery of coils to Rockwell Automation for incorporation in the first planned 1,000 hp HTS motor demonstration.

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

  In addition to the technical hurdles described above, there are energy losses when alternating current is employed in a superconductor (as opposed to the zero loss that occurs when the superconductor carries direct current), and it has been established in LTS wires that these losses can be reduced in a multifilamentary configuration. While the Company has produced prototype multifilamentary composite wires, the superconducting and mechanical properties of such wires will need to be improved significantly before they can be used for commercial alternating current magnet applications. The Company has been engaged in a research and development program, with partial funding of this program coming from both EDF and ABB, to develop wires specifically for these applications. However, there can be no assurance that the Company will succeed in developing this technology for commercial use. The Company has applied for patents on its developments in this area. However, the Company may be required to obtain patent licenses from third parties in order to utilize certain aspects of this technology. While the Company is optimistic that it will be able to obtain such licenses, there can be no assurance of this, and if such licenses can be obtained, the license fees may be substantial. See "Business--Patents, Trade Secrets and Licenses."

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

  The Company has demonstrated increasingly advanced prototypes of electromagnetic coils and multistrand conductors, including an electromagnet that produces a magnetic field of 7.25 Tesla at 21K (-422 degrees Fahrenheit) when cooled by a mechanical cryocooler, which magnetic field exceeds significantly the maximum field (2 Tesla) obtainable from iron. The principal hurdle to increased commercial use of this technology is to lower the cost of the system. The Company believes that this can be achieved through the development of more efficient manufacturing systems for its coils, cryogenics and systems integration, and through the further reduction in the cost of HTS wire. Longer term, the Company believes that the introduction of HTS "coated conductor" wire will lead to more significant cost reductions. See "--HTS Wire Production Processes."

  The Company has also developed and is selling current leads that incorporate the Company's multifilamentary wires, and which, as compared to normal metal current leads, reduce the heat leak into, and the heat generated in, cryogenic systems operating at temperatures below 77K (-321 degrees Fahrenheit).

  The Company is also developing improvements to its SMES-based industrial power quality and transmission reliability products and is enhancing and expanding its SMES product line. It has decreased the cost of these products by introducing HTS current leads to simplify the cryogenic system, by improving the cryostat, by upgrading the magnet design, and is working to continue improvements in all these areas. It is also seeking to expand the functionality of these products by developing new power electronics to provide higher voltage capability and dc-to-ac conversion, and to reduce the costs of the power electronics components of the SMES products. There can be no assurance that the Company will succeed in further reducing the costs of SMES systems sufficiently to create a significantly larger market.

HTS Wire Production Processes

  The Company produces HTS wires by a variety of techniques. The principal technique involves deformation processing, which is in some respects closely analogous to the technique used in the existing metal wire industry. In this approach a metal tube, typically silver, is packed with a precursor powder and sealed to form a "billet." The billet is then deformed into a wire shape by a variety of classical deformation processing techniques: extrusion, wire-drawing, multifilamentary bundling and rolling. Finally, the wire is heat-treated to transform the precursor powder inside the wire into a high-temperature superconductor. The resulting multifilamentary composite structure, consisting of many fine superconducting filaments imbedded in a metal matrix, is considered by the Company to be a preferred method of achieving flexibility and durability in its wires and wire products. This composite structure is the subject of a patent owned by MIT, based on an invention by Dr. Gregory Yurek, Chairman of the Board, President and Chief Executive Officer and a founder of the Company and at the time a professor at MIT, and Dr. John Vander Sande, a professor at MIT and a director of the Company, which patent is licensed to the Company on an exclusive basis until 2010 in return for license fees and shares of the Company's Common Stock. See "Business--Patents, Trade Secrets and Licenses."

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

  Precise control of initial composition, heat-treatment temperatures and their interplay with the deformation are required to obtain the best superconducting performance of the wire material. The Company has protected many aspects of its processes with patents. However, the Company expects to be required to obtain patent licenses from third parties in order to utilize certain aspects of these processes. While the Company is optimistic that it will be able to obtain such licenses, there can be no assurance of this, and even if such licenses can be obtained, the license fees may be substantial. See "Business--Patents, Trade Secrets and Licenses."

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

  Another variant of coated conductor is called deformation texturing of substrates. The Company has studied both processes and believes that these processes have the potential to be future processes for manufacturing HTS wire with high current carrying capacity and lower cost than composite deformation-processed wire. The Company is pursuing the development of these processes with an active internal program in collaboration with EPRI, Los Alamos National Laboratory, Oak Ridge National Laboratory, MIT and other organizations. However, only short coated conductor wire samples have been fabricated at high-performance levels, and there can be no assurance that the Company will succeed in developing this technology for commercial use. The Company has applied for patent protection on many aspects of its preferred coated conductor process. However, the Company may be required to obtain patent licenses from third parties in order to utilize the process. While the Company is optimistic that it will be able to obtain such licenses, there can be no assurance of this, and even if such licenses can be obtained, the license fees may be substantial. See "Business--Patents, Trade Secrets and Licenses."

Competition

  The Company does not know of any companies currently selling LT-SMES products that compete with the SMES products offered by the Company. However, at least one company, Intermagnetics General Corporation ("IGC"), is developing SMES systems for power quality applications, and the Company believes there is a government-sponsored program in Japan to develop SMES systems for power quality applications. The Company's SMES products also compete against dynamic voltage restorers produced by companies such as Westinghouse, flywheels under development by various companies around the world, static VAR compensators, and battery-based, uninterruptible power supply systems, which are widely manufactured and used around the world.

  There are a number of companies in the United States, Europe and Japan engaged in attempts to bring to market high performance, technologically advanced, cost effective HTS products. However, to the Company's knowledge, no significant commercial amounts of HTS wire or other HTS products have been produced or sold to date. For HTS applications, the Company's principal competitors presently include several Japanese companies, such as Sumitomo Electric Industries, Ltd. ("SEI"), Hitachi, Ltd., Furukawa Electric Co., Ltd., and Fujikura Ltd.; several European companies, such as Siemens A.G. in Germany, Nordic Superconductor Technologies in Denmark, Alcatel in France, and B.I.C.C. and Oxford Instruments in England; and several companies in the U.S., such as IGC and 3M. Each of these companies is directing significant efforts to develop flexible, long-length HTS wires. SEI, Hitachi, Oxford and IGC are also developing HTS magnets and systems.

  Many of the Company's competitors have substantially greater financial resources, research and development, manufacturing and marketing capabilities than the Company. In addition, as the power quality, power reliability and HTS markets develop, other large industrial companies may enter these fields and compete with the Company.

Strategic Relationships, Research Arrangements and Government Contracts

  The Company is party to a number of strategic relationships, research arrangements and government contracts. Its most significant strategic corporate agreements are with Pirelli, EDF and ABB.

  The Pirelli alliance, originally established in February 1990, is designed to combine Pirelli's cable technology, manufacturing and marketing expertise with the Company's proprietary wire-manufacturing technologies for the purpose of developing and producing HTS wires for cables used to transmit both electric power and control signals. Under the Pirelli alliance, which incorporates a long-term commercialization agreement, the Company has recorded as revenue $15.3 million from 1990 to March 31, 1999 and Pirelli has agreed to pay the Company an aggregate of $0.8 million over the next six months as "development fees". As of April 30, 1999, Pirelli owned less than 1% of the Company's Common Stock.

  The EDF relationship, established in April 1997, involves the exchange of information relating to developments in HTS technology and related fields and trends in the electricity industry, and the review of technical, industrial and commercial topics by the parties through an advisory board comprising representatives from both the Company and EDF. The EDF relationship also includes a development program, in conjunction with ABB, on HTS wire for transformers. Under the EDF alliance, the Company received $10.0 million in 1997 from EDF as an equity contribution in exchange for 1.0 million shares of the Company's Common Stock, which, together with 100,000 shares EDF purchased in the April 1998 public offering, represented, as of April 30, 1999, approximately 7.2% of the Company's outstanding Common Stock. EDF agreed to pay the Company an aggregate of $5.0 million (of which $3.4 million has been recorded as revenue as of March 31, 1999) between 1997 and 2001 as "development fees;" however, this agreement may be terminated upon 90 days notice by either party.

  The ABB relationship is designed to combine ABB's transformer technology, manufacturing and marketing expertise with the Company's proprietary wire-forming technologies for the purpose of developing and producing HTS wires and cables for transformers. ABB agreed to pay the Company an aggregate of $5.0 million (of which $3.3 million has been recorded as revenue as of March 31, 1999) between 1997 and 2001 as "development fees;" however, this agreement may be terminated upon 90 days notice by either party.

  In January 1999, ABB received a Superconductivity Partnership Initiative award from the U.S. Department of Energy to install a 10 MVA transformer in a U.S. electric utility network. The Company received a sub-contract from ABB for the scale-up and production of HTS wire for the transformer.

  The Company has also established a number of collaborative research relationships with various organizations such as Industrial Research, Ltd. in New Zealand, four U.S. Department of Energy laboratories, University of Wisconsin Applied Superconductivity Center, MIT and EPRI. Finally, the Company is party to a number of government contracts, with entities such as Wright-Patterson Air Force Base and the U.S. Department of Energy through its Superconductivity Partnership Initiative, relating to the development and supply of prototype products.

  The Company believes strategic relationships, research arrangements and government contracts provide it with several important benefits. First, they assist the Company in meeting technical benchmarks. Second, they provide the Company with development and marketing rights to important technologies. Third, various parties to these arrangements provide the Company with critical funding as the Company's research and development efforts progress toward commercialization. In the five-year period since April 1, 1994, the Company has received approximately $40 million of funding under research and development contracts. Finally, and perhaps most importantly, several of these relationships, particularly those with Pirelli and ABB, provide a potential direct market for the Company's HTS wires.

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

  The Company believes that companies holding patent portfolios which may complement portfolios held by others in the industry are more likely to be willing to enter into cross-licensing arrangements with such other patent owners than with companies that do not have such patent positions. Accordingly, the Company is pursuing an active strategy of building its own portfolio in the HTS area and licensing key patents from others. The Company believes that the patents it has licensed from others covering basic materials processing methods, and composites of HTS ceramics and noble metals, will improve the strength of its patent portfolio and therefore its position in these future licensing negotiations. See "Business--Patents, Trade Secrets and Licenses--Patents and Wire Architecture."

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

  The Company jointly owns or has obtained licenses with respect to patents covering certain HTS materials through its collaborations with MIT and Superlink and through a non-exclusive license with Lucent Technologies. However, the Company expects that additional materials licenses may be required. There is no assurance that the Company will be able to obtain on commercially reasonable terms all the licenses that may be needed for the Company to use preferred HTS materials, and even if the Company is able to obtain such licenses, the license fees may be substantial.

 Patents and the Processing of HTS Materials

  The Company is concentrating on two main methods for processing the materials it currently intends to use: the OPIT method, and the "coated conductor" technology. See "Business--HTS Wire Production Processes." The Company's strategy is to obtain a proprietary position in each of these processes through a combination of patents, licensing and proprietary know-how. If alternative processes become more promising in the future, the Company will also seek to develop a proprietary position in these alternative processes.

  The Company has filed a number of patent applications which are applicable to one or more of the MP method, the OPIT method, and coated conductor technology and has acquired a nonexclusive license on the OPIT method from Lucent Technologies. Some of these applications have been issued as patents in the United States and abroad while others are pending. The Company also has acquired rights to exclusively license additional intellectual property in the coated conductor area through its collaborations with EPRI and MIT.

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

 HTS Component and Subsystem Fabrication Patents; HTS Application Patents; Power Quality, Power Reliability and SMES

  The Company has been issued several patents and filed several additional patent applications regarding the design and fabrication of electromagnetic coils and electromagnets, the integration of these products with an appropriate coolant or cryocooler and the application of these products to certain specific end uses, as well as several patent applications on cryocooled power electronics. The Company holds several issued patents and pending applications on power quality and reliability systems.

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

Employees

  As of March 31, 1999, the Company employed a total of 231 persons, 25 of whom have Ph.D's in material science, physics or related fields. No Company employees are represented by a labor union. The Company believes that its employee relations are good.

Research and Development

  The Company's research and development expenses in fiscal 1999 were approximately $10,409,000. Adjusted research and development expenses, which consist of company-funded research and development expenses plus research and development expenses related to externally-funded development contracts included in costs of revenue and research and development expenses offset by cost-sharing funding under government contracts, were $18,751,000 in fiscal 1999.

Item 2. Properties.

  The Company's operations are located in approximately 102,000 square feet of space in Westborough, Massachusetts and approximately 60,000 square feet of space in Middleton, Wisconsin. The Company occupies the Westborough facility under a lease which expires on May 31, 2003 and has an option to extend the lease for an additional five-year term. The Company occupies the Middleton facilities under two leases which expire on December 31, 2003.

Item 3. Legal Proceedings.

  Neither the Company nor any subsidiary is involved in any material legal proceedings other than routine litigation incidental to its business.

Item 4. Submission of Matters to a Vote of Security-Holders.

  No matters were submitted to a vote of the Company's security-holders during the fourth quarter of the fiscal year ended March 31, 1999.

 Executive Officers of the Company

  The following table sets forth the names, ages and offices of all executive officers of the Company:

Name                    Age                        Office
----                    ---                        ------
Gregory J. Yurek......   52 President, Chief Executive Officer and Chairman
                             of the Board of Directors
Roland E. Lefebvre....   49 Executive Vice President and Chief Operating Officer
Alexis P. Malozemoff..   55 Senior Vice President and Chief Technical Officer
Stanley D. Piekos.....   51 Vice President, Corporate Development,
                             Chief Financial Officer, Treasurer and Secretary
Ross S. Gibson........   40 Vice President, Human Resources
John B. Howe..........   42 Vice President, Electric Industry Affairs
Thomas M. Rosa........   46 Chief Accounting Officer, Corporate Controller
                             and Assistant Secretary

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

  Mr. Piekos joined the Company in February 1998 as Chief Financial Officer, Vice President, Corporate Development, Treasurer and Secretary. From June 1994 until February 1998, Mr. Piekos served as Vice President and Chief Financial Officer of Brooks Automation, Inc., a supplier of robotics and controls to the semiconductor production equipment industry. For the nine years prior to June 1994, Mr. Piekos was employed by Helix Technology Corporation, a manufacturer of cryogenic equipment, most recently as Vice President and Chief Financial Officer. During his first fifteen years in business, Mr. Piekos held a variety of positions in financial management and marketing with W.R. Grace & Co., a global manufacturer of specialty chemicals and industrial equipment.

  Mr. Gibson joined the Company as Vice President, Human Resources in July 1997. From April 1992 until June 1997, Mr. Gibson served in a variety of positions at Cambridge Neuroscience, Inc., most recently as Vice President, Human Resources and Administration and Chief Administrative Officer. Mr. Gibson has also held positions at Lifeline Systems, Lotus Development and General Motors.

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

  Mr. Rosa joined the Company in October 1992 as Corporate Controller and was elected Chief Accounting Officer in July 1998. Prior to joining the Company, Mr. Rosa spent 10 years in a variety of financial management positions at Prime Computer, Wang Laboratories and Lockheed Sanders, most recently as Division Controller at Prime Computer.

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters.

  The Company's Common Stock has been quoted on the Nasdaq National Market under the symbol "AMSC" since 1991. The following table sets forth the high and low price per share of the Company's Common Stock as reported on the Nasdaq National Market for the two most recent fiscal years:

                                                                   Common Stock
                                                                       Price
                                                                   -------------
                                                                    High   Low
                                                                   ------ ------
   Fiscal year ended March 31, 1998:
     First quarter................................................ 12 1/4  8 1/4
     Second quarter............................................... 13 3/8  8 1/2
     Third quarter................................................ 14 3/4  8 1/4
     Fourth quarter............................................... 15 1/8  8 1/2
   Fiscal year ended March 31, 1999:
     First quarter................................................ 18 1/4 11 1/2
     Second quarter............................................... 13 5/8  6 3/8
     Third quarter................................................ 12 1/8  6 1/4
     Fourth quarter............................................... 14 5/8  8 3/8

  The number of shareholders of record on June 16, 1999 was 450.

Item 6. Selected Financial Data.

  The selected consolidated financial data presented below for the fiscal years ended March 31, 1999 and 1998 have been derived from the Company's consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, independent accountants. The financial data for each of the three fiscal years in the period ended March 31, 1997 have been derived from the combination of the Company's consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, independent accountants, and the SI financial statements that have been audited by other independent accountants. In addition, the combination of the separate audited financial statements of the Company and SI for the two fiscal years in the period ended March 31, 1997 has been audited by PricewaterhouseCoopers LLP. This financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and the other financial information appearing elsewhere in this Annual Report on Form 10-K.

                                            Year ended March 31,
                                    -----------------------------------------
                                     1999     1998     1997     1996    1995
                                    -------  -------  -------  ------  ------
                                    (In thousands, except per share data)
Revenues...........................  11,257   15,129   10,551  10,764   8,593
Net loss........................... (15,326) (12,378) (13,377) (9,698) (7,036)
Net loss per share.................   (1.01)   (1.06)   (1.27)  (0.94)  (0.69)
Total assets.......................  48,130   19,551   26,581  35,856  44,887
Working capital....................  30,459    5,059      318   5,101   2,341
Cash, cash equivalents and long-
 term marketable securities........  31,572    8,009   16,031  26,519  33,653
Stockholders' equity...............  43,958   12,859   16,501  29,780  38,416

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The information required by this Item is attached as Appendix A hereto and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

  The Company's exposure to market risk through derivative financial instruments and other financial instruments, such as investments in short-term marketable securities and long-term debt, is not material.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  Not Applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

  The response to this item is contained in part under the caption "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K, and in part in the Company's Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended March 31, 1999 (the "1999 Proxy Statement") in the sections "Election of Directors--Nominees," and "Other Matters--Section 16 Beneficial Ownership Reporting Compliance," which sections are incorporated herein by reference.

Item 11. Executive Compensation.

  The response to this item is contained in the 1999 Proxy Statement in the sections "Election of Directors--Directors' Compensation," "--Executive Compensation," and "--Employment Agreements with Senior Executives," which sections are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  The response to this item is contained in the 1999 Proxy Statement in the section "Beneficial Ownership of Common Stock," which section is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

  The response to this item is contained in the 1999 Proxy Statement in the section "Election of Directors--Certain Business Relationships," which section is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as Appendix B hereto and are included as part of this Annual Report on Form 10-K:

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

(b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended March 31, 1999.

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

                                          American Superconductor Corporation

                                                    /s/ Gregory J. Yurek
                                          By: _________________________________
                                                      Gregory J. Yurek
                                              Chairman of the Board, President
                                                            and
                                                  Chief Executive Officer

                                          Date: June 25, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----
      /s/ Gregory J. Yurek             Director, Chairman of the     June 25, 1999
______________________________________  Board, President and
           Gregory J. Yurek             Chief Executive Officer
                                        (Principal Executive
                                        Officer)

       /s/ Stanley Piekos              Chief Financial Officer       June 25, 1999
______________________________________  and Treasurer (Principal
            Stanley Piekos              Financial Officer)

         /s/ Thomas Rosa               Chief Accounting Officer      June 25, 1999
______________________________________  and Corporate Controller
             Thomas Rosa                (Principal Accounting
                                        Officer)

   /s/ Albert J. Baciocco, Jr.         Director                      June 25, 1999
______________________________________
       Albert J. Baciocco, Jr.

         /s/ Frank Borman              Director                      June 25, 1999
______________________________________
             Frank Borman

        /s/ Peter O. Crisp             Director                      June 25, 1999
______________________________________
            Peter O. Crisp

        /s/ Richard Drouin             Director                      June 25, 1999
______________________________________
            Richard Drouin

       /s/ Gerard J. Menjon            Director                      June 24, 1999
______________________________________
           Gerard J. Menjon

     /s/ Andrew G.C. Sage, II          Director                      June 25, 1999
______________________________________
         Andrew G.C. Sage, II

     /s/ John B. Vander Sande          Director                      June 22, 1999
______________________________________
         John B. Vander Sande

                                                                     Appendix A

                      AMERICAN SUPERCONDUCTOR CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

  American Superconductor Corporation (the "Company") was founded in 1987. The Company is focused on developing and commercializing high temperature superconducting ("HTS") wires and wire products. In the area of power quality and reliability, the Company is focused on marketing and selling commercial low temperature superconducting ("LTS") magnetic energy storage ("SMES") devices.

  On April 8, 1997, the Company acquired Superconductivity, Inc. ("SI"), which is now being operated as the SMES business unit of the Company, in a transaction accounted for under the pooling of interests method of accounting. Accordingly, the Company's consolidated financial statements reflect the combined financial operating results and cash flows of the Company and SI as if they had been combined for all periods presented. On July 31, 1997, the Company acquired Applied Engineering Technologies, Ltd. ("AET") in a transaction accounted for under the pooling of interests method of accounting. Due to the immaterial effect on the Company's consolidated financial statements, prior periods have not been adjusted to reflect the effect of this transaction on the financial position, operating results and cash flows of the Company.

                             RESULTS OF OPERATIONS

Fiscal Years Ended March 31, 1999 and March 31, 1998

 Revenues

  Total revenues decreased to $11,257,000 in fiscal 1999 from $15,129,000 in fiscal 1998. Revenues from the Company's SMES business unit declined $2,053,000 to $1,510,000 in fiscal 1999 from $3,563,000 in fiscal 1998. This was due to a decrease in SMES shipments in fiscal 1999 which the Company believes is attributable to the longer than expected sales cycle associated with industrial power quality SMES sales, and lower Rental/other revenues. HTS business unit revenues decreased to $9,748,000 in fiscal 1999 from $11,566,000 in fiscal 1998. This decrease was primarily due to lower prototype development contract revenues.

  In addition to reported revenues, the Company also received funding of $1,953,000 in fiscal 1999 under government cost-sharing agreements as compared to $1,771,000 in fiscal 1998. The Company anticipates that a portion of its funding in the future will continue to come from cost-sharing agreements as the Company continues to develop joint programs with government agencies. Funding from government cost-sharing agreements is recorded as an offset to research and development and selling, general and administrative expenses, as required by government contract accounting guidelines, rather than as revenue.

 Operating expenses

  The Company's total operating expenses in fiscal 1999 were $28,508,000 compared to $27,884,000 in fiscal 1998. Costs of revenue, which include costs of research and development contracts and costs of product sales and prototype development contracts, decreased to $12,021,000 in fiscal 1999 compared to $14,333,000 in fiscal 1998. This decrease reflects a reduction in SMES shipments and the decrease in prototype development revenues. Cost of revenue in fiscal 1999 was also affected by unfavorable manufacturing variances related to the lower SMES production.

  Adjusted research and development ("R&D") expenses, which include amounts classified as costs of revenue and amounts offset by cost sharing funding, increased to $18,751,000 in fiscal 1999 from $17,048,000 in fiscal 1998. This increase was due to the continued scale-up of the Company's internal research and development activities including the hiring of additional personnel, the purchases of materials and equipment and the payment of patent licensing fees. A portion of the R&D expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as R&D expenses). These R&D expenditures that were included as costs of revenue during fiscal 1999 and fiscal 1998 were $7,335,000 and $7,494,000, respectively. Additionally, R&D expenses that were offset by cost sharing funding were $1,007,000 and $913,000 in fiscal 1999 and 1998, respectively. Net R&D expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost sharing funding) increased to $10,409,000 in fiscal 1999 from $8,641,000 the prior year.

  Adjusted selling, general and administrative ("SG&A") expenses, which include amounts classified as costs of revenue and amounts offset by cost sharing funding, were $9,765,000 in fiscal 1999 as compared to $9,162,000 in fiscal 1998. These increases were primarily due to the hiring of additional personnel and related expenses incurred to support corporate development and marketing activities and future planned growth. A portion of the SG&A expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as SG&A expenses). SG&A expenditures included as costs of revenue during fiscal 1999 and fiscal 1998 were $2,741,000 and $3,394,000, respectively. The SG&A amounts offset by cost share funding were $946,000 and $858,000 in fiscal years 1999 and 1998, respectively. Net SG&A expenditures (exclusive of amounts classified as costs of revenue and amounts offset by cost sharing funding) increased to $6,078,000 in fiscal 1999 from $4,910,000 the prior year.

 Non-operating expenses

  Interest income increased to $1,921,000 in fiscal 1999, as compared to $782,000 in fiscal 1998. This increase primarily reflects the higher cash balances available for investment as a result of the Company's public offering of 3,504,121 shares of common stock on April 22, 1998. The Company received net proceeds (after the underwriters discount but before deducting offering expenses) of $46,114,000 from this offering.

  Interest expense decreased to $9,800 in fiscal 1999 compared to $239,000 in fiscal 1998. This decrease reflects the retirement of long-term debt following the offering.

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

Fiscal Years Ended March 31, 1998 and March 31, 1997

 Revenues

  Total revenues increased 43% to $15,129,000 in fiscal 1998 from $10,551,000 in fiscal 1997. This increase was due primarily to higher contract revenue associated with the ABB/EDF joint development program to develop HTS wire for power transformers. The agreements with ABB and EDF were signed in fiscal 1998, and contributed $3,075,000 in contract revenue in fiscal 1998, compared to $700,000 in contract revenue and $300,000 in product sale revenue from ABB in fiscal 1997.

  In addition, contract revenue was also positively affected by a $700,000 contract with the Electric Power Research Institute ("EPRI") and by an increase in work performed on seven Phase II Small Business Innovation Research (SBIR) grants, five of which were awarded during fiscal 1998, from the Department of Energy, Department of Defense, and National Science Foundation. At the SMES business unit, fiscal 1998 product sales increased $1,518,000 compared to fiscal 1997, which was largely offset by a decrease in contract revenue of $1,426,000. Revenue was also positively affected by the recognition of $565,000 in product sales by AET, which was acquired on July 31, 1997, four months into the Company's fiscal year. Fiscal 1997 contract revenue included $825,000 relating to a research and development agreement with Inco Alloys International, which was discontinued on December 31, 1996.

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

  Adjusted R&D expenses, which include amounts classified as costs of revenue and amounts offset by cost sharing funding, increased to $17,048,000 in fiscal 1998 from $14,678,000 in fiscal 1997. This increase was due to the continued scale-up of the Company's internal research and development activities including the hiring of additional personnel, the purchases of materials and equipment and the payment of patent licensing fees. A portion of the R&D expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as R&D expenses). These R&D expenditures that were included as costs of revenue during fiscal 1998 and fiscal 1997 were $7,494,000 and $5,322,000, respectively. Additionally, R&D expenses that were offset by cost sharing funding were $913,000 and $879,000 in fiscal 1998 and 1997, respectively. Net R&D expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost sharing funding) increased to $8,641,000 in fiscal 1998 from $8,477,000 the prior year.

  Adjusted SG&A expenses were $9,162,000 in fiscal 1998 as compared to $7,305,000 in fiscal 1997. These increases were primarily due to additional recruiting, legal, consulting, and marketing expenses incurred to support the overall increase in the Company's revenues and research and development activities, as well as increases in executive bonuses and other compensation. A portion of the SG&A expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as SG&A expenses). SG&A expenditures included as costs of revenue during fiscal 1998 and fiscal 1997 were $3,394,000 and $2,186,000, respectively. The SG&A amounts offset by cost share funding were $858,000 and $828,000 in fiscal years 1998 and 1997, respectively. Net SG&A expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost sharing funding) were $4,910,000 in fiscal 1998 as compared to $4,291,000 in fiscal 1997.

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

                        LIQUIDITY AND CAPITAL RESOURCES

  At March 31, 1999, the Company had cash, cash equivalents and long-term marketable securities totaling $31,572,000 compared to cash, cash equivalents and long-term marketable securities totaling $8,009,000 at March 31, 1998. This increase was primarily due to the public offering of 3,504,121 shares of common stock on April 22, 1998. The Company received net proceeds (after the underwriters discount but before deducting offering expenses) of $46,114,000 as a result of this offering. In fiscal 1999, $15,098,000 was used to fund the Company's operations. Approximately $3,142,000 was used for the retirement of long-term debt. Additionally, $3,614,000 of cash was used for the purchase of capital equipment, primarily for research and development and manufacturing.

  The Company has potential funding commitments of approximately $10,326,000 to be received after March 31, 1999 from strategic partners and government agencies (all of which is due within the next three years). However, a total of $5,276,000 of these commitments (representing commitments under government contracts) is subject to cancellation.

  The Company's policy is to invest available funds in short-term, intermediate-term, and long-term investment grade marketable securities, including but not limited to government obligations, repurchase agreements, certificates of deposit and money market funds.

  The Company believes that several years of further development will be necessary before HTS wires and related products are available in significant quantities for commercial power applications. The Company believes, based on its current business plan, that its current cash and marketable securities should be sufficient to fund the Company's operations for the next two years. However, the Company may need additional funds sooner than anticipated if the Company's performance deviates significantly from its current business plan or there are significant changes in competitive or other market factors. There can be no assurance that such funds, whether from equity or debt financing, development contracts or other sources, will be available, or available under terms acceptable to the Company.

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

  The Company has analyzed and continues to analyze its internal information technology ("IT") systems ("IT systems") to identify any computer programs that are not Year 2000 compliant and implement any changes required to make such systems Year 2000 compliant. The Company believes that its critical IT systems currently are capable of functioning without substantial Year 2000 compliance problems. The Company has identified only a few non-critical, but important, IT systems that must be replaced due to Year 2000 concerns, and the Company already has plans to replace these IT systems with Year 2000 compliant systems providing increased functionality. The Company believes such IT systems will be Year 2000 capable in a time frame that will avoid any material adverse effect on the Company. Also, the Company does not believe that the expenditures related to replacing or upgrading any of its IT systems to make them Year 2000 compliant will have a material adverse effect on the operating results or financial condition of the Company. The Company has evaluated its critical equipment and critical systems that contain embedded software and the Company believes that all of its critical Non-IT systems are capable of functioning without substantial Year 2000 compliance problems.

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

  The Company is investigating each of its significant vendors, suppliers, financial service organizations, service providers and customers to confirm that the Company's operations will not be materially adversely affected by the failure of any such third party to have Year 2000 compliant computer programs. This is being undertaken by a process that includes questionnaires, interviews, on-site visits and other available means. The Company expects to complete this process by the end of the second calendar quarter of 1999. Regardless of the responses that the Company receives from such third parties, the Company is establishing contingency plans to reduce the Company's exposure resulting from the non-compliance of third parties. First, the Company plans to build inventories of critical and/or important components prior to January 1, 2000, and thereby decrease the Company's dependence on suppliers that are not Year 2000 compliant. Second, the Company plans to review delivery schedules with its major customers, commencing in the third calendar quarter of 1999. Such review should enable customers to accept ordered products after January 1, 2000, even if their internal computer systems are not operating properly.

  The Company estimates that, through March 31, 1999, it has spent less than $50,000 to remediate Year 2000 issues in its IT systems, and the Company estimates that it will spend less than an additional $100,000 to remediate Year 2000 issues in its IT systems. Additionally, the Company accelerated into fiscal 1999 the planned replacement of its E-mail software, and is currently implementing the planned replacement of its financial systems software to avoid potential Year 2000 problems. For the development and deployment of SMES system computer programs to remedy Year 2000 problems, the Company has spent, through March 31, 1999, approximately $15,000 and estimates it will spend an additional $10,000 to complete such program development and deployment. All of such expenditures are included in the budgets of the various departments of the Company tasked with various aspects of the Year 2000 project. No IT projects have been deferred due to the Company's Year 2000 efforts.

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

                           FUTURE OPERATING RESULTS

  The Company does not provide forecasts of its future financial performance. However, various statements included herein, as well as other statements made from time to time by Company representatives, which relate to future matters (including but not limited to statements concerning the future commercial success of the Company) constitute forward looking statements and are made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. There are a number of important factors which could cause the Company's actual results of operations and financial condition in the future to vary from that indicated in such forward looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information set forth below.

  Development Stage of the Company; Technological Challenges. To date, the Company has been principally engaged in research and development activities. Some of the Company's products are in the early stages of commercialization and testing, while others are still under development. The Company believes that several years of further development will be necessary before its HTS wires and wire products will be available for significant commercial end-use applications, and that significant additional development work is necessary to improve the commercial feasibility and acceptance of its SMES products. There are a number of technological challenges that the Company must successfully address to complete any of its commercialization and development efforts. There can be no assurance that the Company will be able to meet such technological challenges and commercialize any such products or that these products, if timely developed and commercialized, will be technically or commercially successful.

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

  Competition and Technological Change. The superconductivity industry is characterized by rapidly changing and advancing technology. For HTS applications, the Company's principal competitors presently include several major Japanese companies, such as Sumitomo Electric Industries, Ltd., Hitachi, ltd. and Furukawa Electric Co. Ltd.; several European companies, such as Siemens A.G. in Germany and B.I.C.C. and Oxford Instruments in England; and several companies in the U.S. such as Intermagnetics General Corporation and 3M. In the market for industrial power quality systems and services, the Company competes with vendors of a number of non-superconductivity products as well as developers of SMES systems. The future success of the Company will depend in large part upon its ability to keep pace with advancing HTS and LTS technology and developing industry standards. There can be no assurance that the Company's development efforts will not be rendered obsolete by research efforts and technological advances made by others. In addition, the development of new technologies could render HTS and LTS products obsolete. Many of the Company's competitors have substantially greater financial resources, research and development, manufacturing and marketing capabilities than the Company. In addition, as the HTS and power quality markets develop, other large industrial companies may enter these fields and compete with the Company.

  Future Capital Needs. The Company believes, based upon its current business plan, that its current cash and marketable securities should be sufficient to fund the Company's operations as planned for the next two years. However, the Company may need additional funds sooner than anticipated if the Company's performance deviates significantly from its current business plan or if there are significant changes in competitive or other market factors. There can be no assurance that such funds, whether from equity or debt financing, development contracts or other sources, will be available, or available on terms acceptable to the Company.

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

                                                                     Appendix B

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of American Superconductor Corporation:

  In our opinion, the accompanying consolidated balance sheets as of March 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1999 present fairly, in all material respects, the consolidated financial position of American Superconductor Corporation (the "Company") at March 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Superconductivity, Inc., a wholly-owned subsidiary, for the 12 months ended December 31, 1996, which statements reflect net revenues constituting 32% of consolidated net revenue for the year ended March 31, 1997. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Superconductivity, Inc., is based solely on the report of the other auditors. We conducted our audit of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP                   /s/ PricewaterhouseCoopers LLP


Boston, Massachusetts
May 11, 1999

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Superconductivity, Inc., as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. We have not audited the financial statements of Superconductivity, Inc., for any period subsequent to December 31, 1996.

/s/ Smith & Gesteland, LLP

Madison, Wisconsin
February 7, 1997

                      AMERICAN SUPERCONDUCTOR CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                            March 31,
                                                    --------------------------
                                                        1999          1998
                                                    ------------  ------------
                      ASSETS
Current assets:
  Cash and cash equivalents........................ $ 24,969,142  $  1,842,142
  Accounts receivable..............................    4,099,211     2,991,635
  Inventory........................................    5,024,552     3,229,973
  Prepaid expenses and other current assets........      538,485       545,428
                                                    ------------  ------------
    Total current assets...........................   34,631,390     8,609,178
Property and equipment:
  Equipment........................................   15,159,313    12,502,756
  Furniture and fixtures...........................    1,243,894       946,630
  Leasehold improvements...........................    2,657,188     1,980,090
                                                    ------------  ------------
                                                      19,060,395    15,429,476
Less: accumulated depreciation.....................  (12,945,765)  (11,006,576)
                                                    ------------  ------------
Property and equipment, net........................    6,114,630     4,422,900
Long-term marketable securities....................    6,602,829     6,167,030
Net investment in sales-type lease.................      287,110       345,940
Other assets.......................................      494,344         6,167
                                                    ------------  ------------
    Total assets................................... $ 48,130,303  $ 19,551,215
                                                    ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses............ $  4,171,948  $  3,333,462
  Deferred revenue.................................          --        187,285
  Current portion of long-term debt................          --         29,609
                                                    ------------  ------------
    Total current liabilities......................    4,171,948     3,550,356
Long-term debt (less current portion)..............          --      3,141,793
Commitments (Note 10)
Stockholders' equity:
  Common stock, $.01 par value
   Authorized shares-50,000,000; issued and
    outstanding shares-15,378,656 in 1999 and
    11,756,793 in 1998.............................      153,787       117,568
   Additional paid-in capital......................  134,030,618    87,961,911
  Deferred warrant costs...........................   (1,018,391)   (1,328,446)
  Accumulated other comprehensive income (loss)....       10,392           (92)
  Accumulated deficit..............................  (89,218,051)  (73,891,875)
                                                    ------------  ------------
Total stockholders' equity.........................   43,958,355    12,859,066
                                                    ------------  ------------
Total liabilities and stockholders' equity......... $ 48,130,303  $ 19,551,215
                                                    ============  ============

   The accompanying notes are an integral part of the consolidated financial statements.

                      AMERICAN SUPERCONDUCTOR CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Year ended March 31,
                                      ----------------------------------------
                                          1999          1998          1997
                                      ------------  ------------  ------------
Revenues:
  Contract revenue................... $  9,238,013  $  9,273,901  $  6,867,444
  Product sales and prototype
   development contracts.............    1,888,426     5,013,008     2,936,567
  Rental/other revenue...............      130,863       841,903       746,546
                                      ------------  ------------  ------------
    Total revenues...................   11,257,302    15,128,812    10,550,557
Costs and expenses:
  Costs of revenue...................   12,020,623    14,332,712    10,577,376
  Research and development...........   10,409,414     8,641,102     8,477,365
  Selling, general and
   administrative....................    6,078,243     4,910,102     4,290,500
                                      ------------  ------------  ------------
    Total costs and expenses.........   28,508,280    27,883,916    23,345,241
Merger related fees..................          --       (154,744)     (710,105)
Interest income......................    1,921,373       781,599     1,177,386
Interest expense.....................       (9,827)     (238,625)     (356,366)
Fees--terminated transaction.........          --            --       (669,627)
Other income (expense), net..........       13,256       (11,314)      (23,777)
                                      ------------  ------------  ------------
Net loss............................. $(15,326,176) $(12,378,188) $(13,377,173)
                                      ============  ============  ============
Net loss per common share
  Basic.............................. $      (1.01) $      (1.06) $      (1.27)
                                      ============  ============  ============
  Diluted............................ $      (1.01) $      (1.06) $      (1.27)
                                      ============  ============  ============
Weighted average number of common
 shares outstanding
  Basic..............................   15,131,679    11,658,034    10,497,643
                                      ============  ============  ============
  Diluted............................   15,131,679    11,658,034    10,497,643
                                      ============  ============  ============


   The accompanying notes are an integral part of the consolidated financial statements.

                      AMERICAN SUPERCONDUCTOR CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Year ended March 31,
                                       ----------------------------------------
                                           1999          1998          1997
                                       ------------  ------------  ------------
Cash flows from operating activities:
 Net loss............................  $(15,326,176) $(12,378,188) $(13,377,173)
 Adjustments to reconcile net loss to
  net cash used by operations:
  Merger with AET....................           --        (90,569)          --
  Forgiveness of notes receivable....           --        349,368       206,744
  Depreciation and amortization......     1,939,189     2,113,617     1,983,531
  Write down of inventory and
   equipment.........................           --            --        444,538
  Loss (gain) on disposals of
   property and equipment............           --         24,569        (9,697)
  Deferred compensation expense......           --         25,480        25,480
  Deferred warrant costs.............       328,263       260,679        79,613
  Stock compensation expense.........       204,511        90,842           --
  Interest accrued on convertible
   debentures........................           --            --        230,746
  Changes in operating asset and
   liability accounts:
   Accounts receivable...............    (1,107,576)     (462,031)   (1,343,043)
   Inventory.........................    (1,794,579)      159,289      (973,571)
   Prepaid expenses and other current
    assets...........................         6,943      (205,631)      (73,592)
   Accounts payable and accrued
    expenses.........................       838,486    (1,877,010)          --
   Note payable-line of credit.......           --       (875,000)    2,082,137
   Deferred revenue..................      (187,285)   (1,974,510)      625,978
                                       ------------  ------------  ------------
    Net cash used by operating
     activities......................   (15,098,224)  (14,839,095)  (10,098,309)
Cash flows from investing activities:
  Notes receivable...................           --        (18,951)      (82,815)
  Repayment of notes receivable......           --         53,190       100,000
  Purchase of property and
   equipment.........................    (3,613,900)   (2,889,245)   (1,451,142)
  Purchase of long-term marketable
   securities........................      (442,334)   (3,000,000)          --
  Sale of long-term marketable
   securities........................           --     12,455,443     6,730,101
  Net investment in sales-type
   lease.............................        58,830      (345,940)          --
  Decrease (increase) in other
   assets............................      (488,177)       35,861       (37,130)
                                       ------------  ------------  ------------
    Net cash (used in) provided by
     investing activities............    (4,485,581)    6,290,358     5,259,014
Cash flows from financing activities:
  Payments on notes payable..........       (29,609)     (643,819)     (131,049)
  Proceeds from notes payable........           --            --          5,000
  Payments on long-term debt.........    (3,141,793)        4,693           --
  Proceeds from 10% convertible
   debentures........................           --            --      1,200,000
  Net proceeds from issuance of
   common stock......................    45,882,207    10,453,045        89,097
                                       ------------  ------------  ------------
    Net cash provided by financing
     activities......................    42,710,805     9,813,919     1,163,048
Net increase (decrease) in cash and
 cash equivalents....................    23,127,000     1,265,182    (3,676,247)
Cash and cash equivalents at
 beginning of year...................     1,842,142       584,804     4,261,051
Effect of SI's excluded results......           --         (7,844)          --
                                       ------------  ------------  ------------
Cash and cash equivalents at end of
 year................................  $ 24,969,142  $  1,842,142  $    584,804
                                       ============  ============  ============
Supplemental schedule of cash flow
 information:
  Cash paid for interest.............  $    119,789  $    135,906  $    125,620
  Noncash issuance of common stock...  $    204,511  $    165,954           --

   The accompanying notes are an integral part of the consolidated financial statements.

                      AMERICAN SUPERCONDUCTOR CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                         Common Stock
                      -------------------  Additional                Deferred        Other                       Total
                        Number     Par      Paid-in      Deferred     Warrant    Comprehensive Accumulated   Stockholders'
                      of Shares   Value     Capital    Compensation    Costs     Income(Loss)    Deficit        Equity
                      ---------- -------- ------------ ------------ -----------  ------------- ------------  -------------
Balance at March 31,
 1996...............  10,422,996  104,230   75,663,526   (50,960)                   (57,368)    (45,879,546)   29,779,882
 Exercise of stock
  options...........      82,122      821       88,275                                                             89,096
 Amortization of
  deferred
  compensation......                                      25,480                                                   25,480
 Deferred warrant
  costs.............                           636,878                 (636,878)                                      --
 Amortization of
  deferred warrant
  costs.............                                                     79,613                                    79,613
 Unrealized loss on
  investments.......                                                                (81,691)                      (81,691)
 Translation
  adjustment........                                                                (14,494)                      (14,494)
 Net loss...........                                                                            (13,377,173)  (13,377,173)
                      ---------- -------- ------------   -------    -----------    --------    ------------  ------------
Balance at March 31,
 1997...............  10,505,118  105,051   76,388,679   (25,480)      (557,265)   (153,553)    (59,256,719) $ 16,500,713
 Exercise of stock
  options...........     166,794    1,668      511,385                                                            513,053
 Investment by EDF..   1,000,000   10,000    9,929,994                                                          9,939,994
 Merger with AET....      68,306      683        9,317                                             (100,569)      (90,569)
 Stock compensation
  expense...........       9,075       91       90,751                                                             90,842
 Amortization of
  deferred
  compensation......                                      25,480                                                   25,480
 Deferred warrant
  costs.............                           953,638                 (953,638)                                        0
 Amortization of
  deferred warrant
  costs.............                             3,035                  182,457                                   185,492
 Exercise of
  warrants..........       7,500       75       75,112                                                             75,187
 Unrealized gain on
  investments.......                                                                176,367                       176,367
 Cumulative
  translation
  adjustment........                                                                (22,906)                      (22,906)
 Effect of SI's
  excluded results..                                                                             (2,156,399)   (2,156,399)
 Net loss...........                                                                            (12,378,188)  (12,378,188)
                      ---------- -------- ------------   -------    -----------    --------    ------------  ------------
Balance at March 31,
 1998...............  11,756,793 $117,568 $ 87,961,911   $   --     $(1,328,446)   $    (92)   $(73,891,875) $ 12,859,066
 Exercise of stock
  options...........      99,976    1,000      266,250                                                            267,250
 Secondary public
  offering of common
  stock.............   3,504,121   35,041   45,579,916                                                         45,614,957
 Stock compensation
  expense...........      17,766      178      204,333                                                            204,511
 Amortization of
  deferred warrant
  costs.............                            18,208                  310,055                                   328,263
 Unrealized loss on
  investments.......                                                                 (6,535)                       (6,535)
 Cumulative
  translation
  adjustment........                                                                 17,019                        17,019
 Net loss...........                                                                            (15,326,176)  (15,326,176)
                      ---------- -------- ------------   -------    -----------    --------    ------------  ------------
Balance at March 31,
 1999...............  15,378,656 $153,787 $134,030,618   $   --     $(1,018,391)   $ 10,392    $(89,218,051) $ 43,958,355
                      ========== ======== ============   =======    ===========    ========    ============  ============

   The accompanying notes are an integral part of the consolidated financial statements.

                      AMERICAN SUPERCONDUCTOR CORPORATION

                       NOTES TO CONSOLIDATED STATEMENTS

1. Nature of the Business

  American Superconductor Corporation (the "Company"), which was formed on April 9, 1987, develops and commercializes high temperature superconducting ("HTS") wire, wire products and systems, including current leads, multistrand conductors, electromagnetic coils, and electromagnets and subsystems comprising electromagnetics integrated with appropriate cooling systems. The focus of the Company's development and commercialization efforts is on electrical equipment for use by electric utilities and industrial users of electrical power. For large-scale applications, the Company's development efforts are focused on power transmission cables, motors, transformers, generators and fault current limiters. In the area of power quality, the Company is focused on marketing and selling commercial low temperature superconducting magnetic energy storage ("SMES") devices, on development and commercialization of new SMES products, and on development of power electronic subsystems and engineering services for the power quality marketplace. The Company operates in two business segments.

  The Company has devoted a significant part of its efforts to research and development. The Company has recorded contract revenue related to research and development contracts of $9,238,013, $9,273,901 and $6,867,444 for the fiscal years ended March 31, 1999, 1998 and 1997, respectively. As discussed in Note 11, a significant portion of this contract revenue relates to development contracts with two companies, Pirelli Cavi E Sistemi S.p.A. ("Pirelli") and Electricite de France (EDF), who (through affiliated companies) are stockholders of the Company. Included in costs of revenue are research and development expenses of approximately $7,335,000, $7,494,000 and $5,322,000 for the fiscal years ended March 31, 1999, 1998, and 1997, respectively. Selling, general and administrative expenses also included as costs of revenue for the fiscal years ended March 31, 1999, 1998 and 1997, were approximately $2,741,000, $3,394,000 and $2,186,000, respectively.

2. Summary of Significant Accounting Policies

  A summary of the Company's significant accounting policies follows:

 Basis of Presentation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances are eliminated. As described more fully in Note 3, on April 8, 1997, the Company acquired Superconductivity, Inc. ("SI") through the merger of a wholly owned subsidiary of the Company into SI. These consolidated financial statements have been prepared following the pooling of interests method of accounting and reflect the combined financial position, operating results and cash flows of ASC and SI as if they had been combined for all periods presented. Prior to the merger, SI's fiscal year end was December 31. Effective with the merger, SI's fiscal year end was changed to March 31 to conform with ASC's fiscal year end. The audited results of SI's operations for the twelve month period ended December 31, 1996 are included in the Company's results of operations for the fiscal year ended March 31, 1997. As a result, SI's results of operations for the quarter ended March 31, 1997 are not included in the consolidated statements of operations. Additionally, SI's cash flow activity for the three months ended March 31, 1997 is listed as "Effect of SI's excluded results" on the Consolidated Statement of Cash Flows to account for the difference in the beginning cash and cash equivalents between December 31, 1996 and March 31, 1997. In the quarter ended March 31, 1997, SI recorded revenues of $262,295 and incurred a net loss of $2,156,399 which included merger expenses of $1,457,054.

  On July 31, 1997 the Company completed a transaction in which the Company acquired all the outstanding stock of Applied Engineering Technologies, Ltd. ("AET"). The transaction has been accounted for under the pooling of interests method of accounting. Due to the immaterial effect on the accompanying consolidated

                      AMERICAN SUPERCONDUCTOR CORPORATION
financial statements, the prior periods have not been adjusted to reflect the effect on the combined financial position, operating results and cash flows of the Company.

  Certain prior year amounts have been reclassified to be consistent with current year presentation.

 Cash Equivalents

  The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of government obligations, short-term certificates of deposit and repurchase agreements.

 Accounts Receivable

  Due to scheduled billing requirements specified under certain contracts, a portion of the Company's accounts receivable balance at March 31, 1999 and 1998 was unbilled. The unbilled portion included in the accounts receivable balance was approximately $1,695,000 or 41% of total accounts receivable and $1,611,000 or 54% of total accounts receivable at March 31, 1999 and 1998, respectively. The Company expects the unbilled balance at March 31, 1999 to be billed in the first quarter of next year.

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

 Property and Equipment

  Equipment and Furniture and fixtures are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which range from 3 to 7 years. Leasehold improvements are recorded at cost and amortized over the shorter of the useful life of the improvement or the remaining term of the lease. Expenditures for maintenance and repairs are expensed as incurred. Upon retirement or other disposition of assets, the costs and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is reflected in income.

 Other Assets

  Other assets at March 31, 1999 and 1998 consisted of the following:

                                                                1999     1998
                                                              -------- --------
     Licenses................................................ $590,747 $340,747
     Patents.................................................  274,485      --
     Deposits................................................   15,734    6,167
                                                              -------- --------
                                                               880,966  346,914
     Less: accumulated amortization..........................  386,622  340,747
                                                              -------- --------
                                                              $494,344 $  6,167
                                                              ======== ========

                      AMERICAN SUPERCONDUCTOR CORPORATION

  Licenses and patents are amortized to expense on a straight-line basis over periods not exceeding 7 years. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value.

  Effective March 31, 1998, the Company signed an agreement with Lucent Technologies, Inc. ("Lucent") granting the Company a royalty-bearing, non-exclusive, worldwide license for superconductor wire under Lucent's portfolio of high temperature superconductor patents and patent applications. The license runs from March 31, 1998 until the expiration of the last-to-expire patent in the portfolio.

 Revenue Recognition

  The Company has entered into contracts to perform research and development (see Note 11). Revenues from these contracts and prototype development contracts are recognized utilizing the percentage of completion method, measured by the relationship of costs incurred to total contract costs. Costs include direct engineering and development costs and applicable overhead. The Company generally recognizes its revenue on product sales upon shipment, or, for certain programs, on the percentage of completion method of accounting. Customer deposits are recorded as deferred revenue until the related sales are recognized. The Company rents equipment to customers on a monthly basis and recognizes rental income as it is earned.

 Research and Development Costs

  Research and development costs are expensed as incurred.

 Income Taxes

  Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each fiscal year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. No current or deferred income taxes have been provided because of the net operating losses incurred by the Company since its inception.

 Computation of Net Loss per Common Share

  The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" effective for the quarter ended December 31, 1997. SFAS No. 128 requires presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes dilution and is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares include the effect of the exercise of stock options and warrants. For the years ended March 31, 1999, 1998 and 1997, common equivalent shares of 655,843, 736,249 and 688,589, respectively were not included in the calculation of diluted EPS as they were considered antidilutive. The Company has restated net loss per share for all periods presented in the accompanying consolidated financial statements to reflect net loss per share on both a basic and a diluted basis.

 Foreign Currency Translation

  The functional currency of the Company's foreign subsidiary is the local currency. The assets and liabilities of this operation are translated into U.S. dollars at the exchange rate in effect at the balance sheet date and income

                      AMERICAN SUPERCONDUCTOR CORPORATION
and expense items are translated at average rates for the period. Cumulative translation adjustments are excluded from net loss and shown as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in the net loss and have not been material to date.

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

  All fees and expenses related to the merger were expensed as required under the pooling of interests accounting method. Charges of $75,767 in fiscal 1998 and $710,105 in fiscal 1997 have been recorded in the consolidated statement of operations reflecting merger expenses incurred in the respective period. SI incurred merger expenses of $1,457,054 in the quarter ended March 31, 1997. As noted in Note 2, SI's results of operations for the quarter ended March 31, 1997 are not included in the Company's consolidated statement of operations. Merger expenses consist principally of financial advisory, legal and accounting fees.

  Combined and separate results of the Company and SI for the period preceding the merger were as follows (in thousands):

                                                     ASC       SI     Combined
                                                   --------  -------  --------
     Year ended March 31, 1997
       Revenues................................... $  7,175  $ 3,376  $ 10,551
       Net loss................................... $(10,422) $(2,955) $(13,377)

                      AMERICAN SUPERCONDUCTOR CORPORATION

4. Long-term Marketable Securities

  Long-term marketable securities at March 31, 1999 and 1998 consisted of the following:

    U.S. government and government agency securities

                                                              1999       1998
                                                           ---------- ----------
     Aggregate Cost....................................... $6,576,658 $6,134,324
     Fair Value........................................... $6,602,829 $6,167,030
     Gross Unrealized Gain................................ $   26,171 $   32,706

  The Company's long-term marketable securities are classified as available-for-sale securities and, accordingly, are recorded at amortized cost plus accrued interest which approximates fair value. The difference between cost and fair value is included in stockholders' equity. All of these securities mature in one to three years.

5. Inventories

  Inventories at March 31, 1999 and 1998 consisted of the following:

                                                              1999       1998
                                                           ---------- ----------
     Raw materials........................................ $1,754,654 $  743,016
     Work-in-progress.....................................  1,843,323  2,388,705
     Finished goods.......................................  1,426,575     98,252
                                                           ---------- ----------
                                                           $5,024,552 $3,229,973
                                                           ========== ==========

6. Accounts payable and accrued expenses

  Accounts payable and accrued expenses at March 31, 1999 and 1998 consisted of the following:

                                                             1999       1998
                                                          ---------- ----------
     Accounts payable.................................... $2,921,028 $1,935,528
     Accrued executive bonus.............................    274,009     98,808
     Accrued expenses....................................    562,020    979,626
     Accrued vacation....................................    414,891    319,500
                                                          ---------- ----------
                                                          $4,171,948 $3,333,462
                                                          ========== ==========

7. Long-term Debt

  Long-term debt at March 31, 1998 consisted of the following:

                                                                        1998
                                                                     ----------
     Subordinated notes, interest payable semiannually at 7%, due
      April 1999.................................................... $3,141,793
     Note payable to ABB Power T & D Company Inc., Interest payable
      monthly at 7.5%, with principal due April 1998................     29,609
                                                                     ----------
                                                                      3,171,402
     Less amount due within one year................................     29,609
                                                                     ----------
                                                                     $3,141,793
                                                                     ==========

                      AMERICAN SUPERCONDUCTOR CORPORATION

  The Company's subordinated notes were retired following the completion of the public offering during April 1998 (See Note 9).

8. Income Taxes

  The reconciliation between the statutory federal income tax rate and the Company's effective income tax rate is shown below.

                                                               March 31
                                                            ------------------
                                                            1999   1998   1997
                                                            ----   ----   ----
     Statutory federal income tax rate..................... (34)%  (34)%  (34)%
     State income taxes, net federal benefit...............  (6)%   (6)%   (6)%
     Nondeductible expenses................................   1 %    1 %    1 %
     Research & development credit.........................  (4)%   (1)%   (1)%
     Valuation allowance...................................  43 %   40 %   40 %
                                                            ---    ---    ---
     Effective income tax rate.............................   0 %    0 %    0 %
                                                            ===    ===    ===

  The principal components of the Company's deferred tax liabilities and assets were the following:

                                          March 31
                                  --------------------------
                                      1999          1998
                                  ------------  ------------
     Deferred tax assets:
       Net operating loss
        carryforward............. $ 32,815,000  $ 28,298,000
       Research and development
        and other credits........    2,597,000     2,349,000
       Depreciation and other....      995,000       911,000
       Valuation allowance.......  (36,407,000)  (31,558,000)
                                  ------------  ------------
         Net.....................          --            --
                                  ============  ============

  At March 31, 1999 the Company had available for federal income tax purposes net operating loss carryforwards of approximately $84,601,000, which expire in years 2005 through 2018. This includes approximately $16,284,000 of SI acquired net operating losses which begin to expire in 2003 and their utilization by the Company will be subject to annual limitations. Research and development and other credit carryforwards amounting to approximately $2,597,000 are available to offset federal and state income taxes and expire in years 2005 through 2018. Under current tax law, the utilization of net operating loss carryforwards may be subject to annual limitations in the event of certain changes in ownership.

9. Stockholders' Equity

  In April 1997, the Company entered into a strategic alliance agreement with an affiliate of EDF under which that affiliate purchased one million shares of the Company's common stock at $10 per share.

 The Offering

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

                                         For the fiscal years ended March 31,
                                        ----------------------------------------
                                            1999          1998          1997
                                        ------------  ------------  ------------
   Net loss (in thou-
    sands)................. As reported $    (15,326) $    (12,378) $    (13,377)
                            Pro forma   $    (17,960) $    (13,725) $    (14,095)

   Loss per share.......... As reported $      (1.01) $      (1.06) $      (1.27)
                            Pro forma   $      (1.19) $      (1.18) $      (1.34)

  The pro forma amounts include the effects of all activity under the Company's stock-based compensation plans since April 1, 1996. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants; a weighted average risk free interest rate of 5.3%, 5.6% and 6.4% in fiscal 1999, fiscal 1998 and fiscal 1997, respectively; expected stock price volatility of 60% for fiscal 1999, 50% for fiscal 1998 and 45% for fiscal 1997; no dividends; and a weighted average life of the options of 5 years. The weighted average fair value of options granted during fiscal 1999, fiscal 1998 and fiscal 1997 was $7.36 per share, $5.74 per share and $5.02 per share, respectively. The above amounts may not be indicative of future expense because amounts are recognized over the vesting period and the Company expects it will have additional grants and related activity under these plans in the future.

  The Company has six stock option plans including three Directors' Plans. The stock option plans (the "Plans") include the 1987 Stock Plan (the "1987 Plan"), the 1993 Stock Option Plan (the "1993 Plan"), the 1996 Stock Incentive Plan (the "1996 Plan"), the 1991 Director Stock Option Plan (the "1991 Director Plan"), the 1994 Director Stock Option Plan (the "1994 Director Plan"), and the 1997 Director Stock Option Plan (the "1997 Director Plan"). The Plans are administered by the Compensation Committee of the Board of Directors and permit the Company to sell or award common stock or to grant stock options for the purchase of common stock.

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

                      AMERICAN SUPERCONDUCTOR CORPORATION

  The following table summarizes information about stock options outstanding at March 31, 1999.

                  Outstanding                          Exercisable
     ----------------------------------------------------------------------
                                   Weighted
                                    Average   Weighted             Weighted
                        Number     Remaining  Average    Number    Average
        Range of      Outstanding Contractual Exercise Exercisable Exercise
     Exercise Price   at 3/31/99     Life      Price   at 3/31/99   Price
     --------------   ----------- ----------- -------- ----------- --------
     $ 0.76- 4.65          2,619      1.3      $ 1.38       2,619   $ 1.38
       4.65- 9.30        399,391      4.4        8.01     316,591     7.84
       9.30-13.94      2,051,770      8.0       11.42     576,940    11.23
      13.94-18.58        396,516      5.0       16.84     352,567    16.95
      18.58-22.67        385,230      5.1       21.25     314,340    21.22
                       ---------                        ---------
     $ 0.76-22.67      3,235,526                        1,563,057
                       =========                        =========

  The following table summarizes the information concerning currently outstanding and exercisable options:

                                                  Weighted average   Number
                                        Shares     Exercise Price  Exercisable
                                       ---------  ---------------- -----------
     Outstanding at March 31, 1996.... 1,992,755       $14.21         652,885
                                       ---------       ------       ---------
       Granted........................   766,650        10.43
       Exercised......................   (74,880)        1.11
       Canceled.......................  (138,860)       17.49
                                       ---------       ------       ---------
     Outstanding at March 31, 1997.... 2,545,665       $13.28         896,895
                                       ---------       ------       ---------
       Granted........................   576,450        10.56
       Exercised......................  (166,794)        1.81
       Canceled.......................  (330,831)       17.93
                                       ---------       ------       ---------
     Outstanding at March 31, 1998.... 2,624,490       $12.63       1,215,883
                                       ---------       ------       ---------
       Granted........................   765,550        12.08
       Exercised......................   (99,976)        2.67
       Canceled.......................   (54,538)       11.51
                                       ---------       ------       ---------
     Outstanding at March 31, 1999.... 3,235,526       $12.82       1,563,057
                                       =========       ======       =========
     Available for grant at March 31,
      1999............................                              1,664,789
                                                                    =========

 Stock Purchase Warrants

  The Company recorded an increase to additional paid-in capital and a corresponding charge to deferred warrant costs of approximately $336,000 in January 1998 related to the issuance of stock purchase warrants for 250,500 shares of common stock at an exercise price of $10.20 per share which become exercisable over a five-year period following the date of grant. These warrants were granted in consideration of ongoing financial services being provided to the Company. Expense related to these warrants was approximately $67,000 and $17,000 for the fiscal years ended March 31, 1999 and 1998, respectively.

10. Commitments

  The Company rents its headquarters in Westborough, Massachusetts under an operating lease, which expires in May 2003. The Company also rents operating facilities near Madison, Wisconsin under two leases which

                      AMERICAN SUPERCONDUCTOR CORPORATION
expire on December 31, 2003. The Company has an option to extend these leases for additional five-year periods. Under all leases the Company pays for real estate taxes, certain insurance coverage and operating expenses.

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

  Rent expense under the leases mentioned above and research and development expenses related to the technology agreement with Superlink Joint Venture were as follows:

                                                      1999      1998     1997
                                                   ---------- -------- --------
     Rent expense................................. $1,154,000 $531,546 $520,850
                                                   ---------- -------- --------
     Research and development expenses............ $  220,000 $260,593 $135,480
                                                   ---------- -------- --------

  Minimum future lease and license fee commitments at March 31, 1999 were as follows:

            For the years ended March 31          Total
            ----------------------------        ---------
            2000............................... 1,285,874
            2001............................... 1,285,874
            2002............................... 1,285,874
            2003............................... 1,285,874
            2004...............................   420,436

11. Research and Development Agreements

  In fiscal 1998, the Company entered into four-year research and development contracts with Asea Brown Boveri (ABB) and EDF, an affiliate of whom is a stockholder of the Company, to develop HTS wire for power transformers. The agreements, both of which expire on March 31, 2001 (subject to earlier termination by either party), obligate ABB and EDF to each pay an aggregate of $5 million to the Company. Through March 31, 1999, ABB had paid the Company $3,300,000 and EDF had paid the Company $3,400,000. In March 1996, the Company extended its development contract with Pirelli, a stockholder of the Company, to jointly develop high temperature superconducting cable wires. The Company recorded revenues under these contracts as follows:

                                                   1999       1998       1997
                                                ---------- ---------- ----------
     Inco......................................        --         --  $  825,000
     Pirelli................................... $2,000,000 $2,500,000  2,500,000
     ABB.......................................  1,025,000  1,275,000  1,000,000
     EDF.......................................  1,600,000  1,800,000        --
                                                ---------- ---------- ----------
                                                $4,625,000 $5,575,000 $4,325,000
                                                ========== ========== ==========

  Future funding commitments under these contracts are $4,050,000 over the next three years, $1,700,000 from ABB, $1,600,000 from EDF, and $750,000 from Pirelli. At March 31, 1999, $375,000 due under the development contract with Pirelli was included in Accounts Receivable.

  In March 1996, the Company entered into a new strategic alliance with the Electric Power Research Institute (EPRI) to develop and commercialize a possible next-generation HTS wire. In March 1996, under the first phase

                      AMERICAN SUPERCONDUCTOR CORPORATION
of the agreement, the Company granted a warrant for 100,000 shares of common stock to EPRI, which becomes exercisable over a five-year period following the date of grant. In March 1998, under the second phase of the agreement, the Company granted to EPRI another warrant to purchase 110,000 shares of common stock of the Company, which become exercisable over the next five years. The Company will receive exclusive license rights to intellectual property from EPRI. This agreement is subject to early termination if certain conditions are not met. The Company recorded an increase to additional paid-in capital and a corresponding charge to deferred contract costs of $618,000 and $637,000 in fiscal 1998 and 1997, respectively, relating to these warrants. Warrant expense related to these agreements was approximately $243,000, $166,000 and $80,000 for the fiscal years ended March 31, 1999, 1998 and 1997, respectively.

12. Cost sharing arrangements

  The Company has entered into several cost-sharing arrangements with various agencies of the United States government. Funds paid to the Company under these agreements are used to directly offset the Company's research and development and selling, general and administrative expenses and to purchase capital equipment. The Company recorded costs and funding under these agreements of $4,325,000 and $1,953,000, respectively, for fiscal 1999, of $3,139,000 and $1,771,000, respectively, for fiscal 1998 and $3,197,000 and
$1,706,000, respectively, for fiscal 1997. At March 31, 1999, total funding received to date under these agreements was $10,583,000. Future funding expected to be received under existing agreements is approximately $2,718,000 over the next three years subject to continued future funding allocations.

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

14. Employee Benefit Plans

  The Company has implemented two deferred compensation plans under Section 401(k) of the Internal Revenue Code. Any contributions by the Company are discretionary. The company instituted a stock match program in July 1998 under which the Company matched 25% of the first 4% of eligible contributions to the plan. The Company recorded expense of $80,575 and a corresponding charge to additional paid-in capital related to this program. No contributions were made in fiscal 1998 or 1997. The Company does not have post-retirement or post-employment benefit plans.

15. Write down of inventory and equipment

  A provision was recorded for certain work-in-process inventory of $445,000 for the year ended March 31, 1997. This provision was recorded due to the inventory not meeting required performance specifications. This provision was included in costs of revenue for the year ended March 31, 1997.

16. Comprehensive Loss

  The Company has adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income", which requires that an entity include in total comprehensive income certain amounts which were previously recorded directly to stockholders' equity.

                      AMERICAN SUPERCONDUCTOR CORPORATION

  The Company's comprehensive loss was as follows:

                                         1999          1998          1997
                                     ------------  ------------  ------------
   Net Loss......................... $(15,326,176) $(12,378,188) $(13,377,173)
   Other comprehensive income
    (loss)..........................       10,484       153,461       (96,185)
                                     ------------  ------------  ------------
     Total comprehensive loss....... $(15,315,692) $(12,224,727) $(13,473,358)
                                     ============  ============  ============

  Other comprehensive income (loss) represents changes in foreign currency translation and unrealized gains and losses on investments.

17. Business Segment Information

  The Company adopted Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), as of March 31, 1999. Prior year information was restated in conformity with this accounting standard. The Company has two reportable business segments as defined by FAS 131--High Temperature Superconducting ("HTS") business segment, and the Superconducting Magnetic Energy Storage ("SMES") segment.

  The HTS business segment develops and commercializes HTS wire, wire products and systems. The focus of this segment's development effort is on power transmission cables, motors, transformers, generators and fault current limiters for large-scale applications.

  The SMES business segment is focused on marketing and selling commercial low temperature SMES devices, on development and commercialization of new SMES products, and on development of power electronic subsystems and engineering services for the power quality and reliability marketplace.

  The operating segment results for the HTS and SMES business segments are as follows:

   Net Sales                                    1999        1998        1997
   ---------                                 ----------- ----------- -----------
   HTS...................................... $ 9,747,580 $11,566,207 $ 7,174,487
   SMES.....................................   1,509,722   3,562,605   3,376,070
                                             ----------- ----------- -----------
     Total.................................. $11,257,302 $15,128,812 $10,550,557
                                             =========== =========== ===========

   Operating Income (loss)                 1999          1998          1997
   -----------------------             ------------  ------------  ------------
   HTS................................ $(12,004,738) $(10,085,217) $(10,860,218)
   SMES...............................   (5,246,240)   (2,669,887)   (1,934,466)
                                       ------------  ------------  ------------
     Total............................ $(17,250,978) $(12,755,104) $(12,794,684)
                                       ============  ============  ============

  The segment assets for the HTS and SMES business segments are as follows:

                                                            1999        1998
                                                         ----------- -----------
   HTS.................................................. $42,288,549 $15,729,294
   SMES.................................................   5,841,754   3,821,921
                                                         ----------- -----------
     Total.............................................. $48,130,303 $19,551,215
                                                         =========== ===========

  The accounting policies of the business segments are the same as those described in Note 2.

                      AMERICAN SUPERCONDUCTOR CORPORATION

18. New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

  Statement 133 is effective for fiscal years beginning after June 15, 1999. In June 1999, FASB issued an exposure draft to defer the effective date to fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance. Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). The Company's management believes the impact on its financial statements of adopting Statement 133 will be immaterial.

  In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. The SOP is effective for fiscal years beginning after December 15, 1998, and establishes criteria for capitalizing certain internal use software costs. The Company's management believes the impact on its financial statements of adopting SOP 98-1 will be immaterial.

                                 EXHIBIT INDEX

 Exhibit No.                       Description                         Page No.
 -----------                       -----------                         --------
 3.1**       --Restated Certificate of Incorporation of the
              Registrant
 3.2*        --By-laws of the Registrant, as amended to date
 4.1*        --Specimen Certificate for shares of Common Stock, $.01
              par value, of the Registrant
 $$10.1*     --Employment Agreement dated as of December 4, 1991
              between the Registrant and Gregory J. Yurek
 $$10.2*     --Employment Agreement dated as of December 4, 1991
              between the Registrant and Alexis P. Malozemoff
 10.3*       --Form of Employee Nondisclosure and Developments
              Agreement
 $$10.4*     --Employee Nondisclosure and Developments Agreement
              dated as of December 26, 1990 between the Registrant
              and Alexis P. Malozemoff
 $$10.5*     --Noncompetition Agreement dated as of July 10, 1987
              between the Registrant and John Vander Sande
 $10.6*      --License Agreement between the Registrant and MIT
              dated as of July 6, 1987
 $10.7*      --License Agreement between the Registrant and MIT
              dated as of January 31, 1989
 $10.8*      --License Agreement dated as of August 1, 1991
 $10.9*      --License Agreement dated as of September 1, 1991
 $10.10**    --Second Amendment dated as of January 27, 1992 between
              the Registrant and MIT amending the License Agreement
              dated as of July 6, 1987 between the Registrant and
              MIT
 $10.11***   --Technology Development and Patent Licensing Agreement
              dated October 7, 1992 among the Registrant and
              Electricity Corporation of New Zealand Limited and
              Industrial Research Limited
 $$10.12***  --Employment Agreement dated as of December 31, 1992 between American Superconductor Europe GmbH and Dr.
              Gero Papst
 10.13***    --Lease dated March 9, 1993 between CGLIC on Behalf of
              its Separate Account R, as Landlord, and the
              Registrant
 10.14+      --First Amendment to Lease between CGLIC, on Behalf of
              its Separate Account R, as Landlord, and the
              Registrant, as Tenant dated October 27, 1993
 $$10.15***  --1993 Stock Option Plan
 10.16++     --Agreement dated January 1, 1994 between Pirelli Cavi
              S.p.A. and the Registrant
 $10.17###   --Agreement between Pirelli Cavi S.p.A. and American
              Superconductor Corporation, dated October 1, 1995
 10.18++     --Technology Development and Patent Licensing
              Agreement, First Amendment dated August 7, 1993 among
              the Registrant and Electricity Corporation of New
              Zealand and Industrial Research Limited
 10.19+++    --Subcontract Agreement effective as of September 30,
              1993 by and between the Registrant and Reliance
              Electric Company
 $10.20#     --Fourth Amendment, dated May 15, 1995, to the
              Exclusive License Agreement between the Registrant and
              MIT dated July 6, 1987

 Exhibit No. Description                                                    Page No.
 ----------- -----------                                                    --------

 $$10.21## --1996 Stock Incentive Plan
 $10.22### --Management Agreement between Electric Power Research
             Institute, Inc. and American Superconductor Corporation,
             effective January 1, 1996
 $10.23### --Technology License Agreement between Electric Power Research
             Institute, Inc. and American Superconductor Corporation,
             effective January 1, 1996
 $10.24### --Warrant granted to Electric Power Research Institute, Inc.
             by American Superconductor Corporation, dated March 26, 1996.
 10.25@    --Strategic Alliance Agreement by and among the Registrant and
             CHARTH (Compagnie Holding D'Applications Et De Realisations
             Thermiques Et Hydrauliques), dated as of April 1, 1997
 $$10.26@@ --1997 Director Stock Option Plan
 $10.27@@  --Patent License Agreement between Lucent Technologies Inc.
             and the Registrant, dated as of March 31, 1998.
 $10.28@@  --Agreement dated April 1, 1997 by and among Electricite de
             France and the Registrant
 $10.29@@  --Agreement effective April 1, 1997 by and between ABB
             Transmission & Distribution Technology Ltd. and the
             Registrant
 21.1      --Subsidiaries
 23.1      --Consent of PriceWaterhouseCoopers LLP.
 23.2      --Consent of Smith & Gesteland LLP
 27.1      --Financial Data Schedule

--------
* Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-43647).
** Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K filed with the Commission on June 29, 1992.
*** Incorporated by reference to Exhibits to the Registrant's Annual Report on
    Form 10-K filed with the Commission on June 29, 1993.
+ Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993 filed with the Commission on January 26, 1994.
++ Incorporated by reference to Exhibits to Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q/A for the quarter ended
    December 31, 1993 filed with the Commission on March 28, 1994.
+++ Incorporated by reference to Exhibits to the Registrant's Annual Report on
    Form 10-K filed with the Commission on June 29, 1994.
# Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K filed with the Commission on June 29, 1995.
## Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K filed with the Commission on June 28, 1996.
### Incorporated by reference to Exhibits to the Registrant's Annual Report on
    Form 10-K/A filed with the Commission on March 10, 1997.
@ Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K filed with the Commission on June 30, 1997.
@@ Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K filed with the Commission on June 26, 1998.
$ Confidential treatment previously requested and granted with respect to certain portions, which portions were omitted and filed separately with the Commission.
$$ Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.