Form 10-Q
period 1999-06-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 1999-08-13
CIK 880807

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For The Quarter Ended: June 30, 1999  Commission File Number 0-19672
                       -------------


                      American Superconductor Corporation
                      -----------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                        04-2959321
-------------------------------                        ----------------------
(State or other jurisdiction of                        (I.R.S. Employer
 organization or incorporation)                        Identification Number)


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


                            YES   X          NO
                                -----           -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                      15,446,216
--------------------------------------         ---------------------------------
               Class                           Outstanding as of August 13, 1999

                      AMERICAN SUPERCONDUCTOR CORPORATION

                                     INDEX
                                     -----

                                                                        Page No.
                                                                      ----------
Part I - Financial Information

  Item 1.  Financial Statements

   Consolidated Balance Sheets
     June 30, 1999 and March 31, 1999                                       3


   Consolidated Statements of Operations
     for the three months ended
     June 30, 1999 and 1998                                                 4

   Consolidated Statements of Cash Flows
     for the three months ended
     June 30, 1999 and 1998                                                 5

   Notes to Interim Consolidated Financial Statements                      6-9

  Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                  10-14

  Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Part II - Other Information                                                15

Signatures                                                                 16

                      AMERICAN SUPERCONDUCTOR CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                           June 30,             March 31,
                                                                             1999                 1999
                                                                         -----------          -----------
                                                                         (unaudited)
                             ASSETS

Current assets:
      Cash and cash equivalents                                          $20,290,780          $24,969,142
      Accounts receivable                                                  4,131,545            4,099,211
      Inventory                                                            5,893,428            5,024,552
      Prepaid expenses and other current assets                              382,225              538,485
                                                                         -----------          -----------
          Total current assets                                            30,697,978           34,631,390

Property and equipment:
      Equipment                                                           15,900,623           15,159,313
      Furniture and fixtures                                               1,315,206            1,243,894
      Leasehold improvements                                               2,667,441            2,657,188
                                                                         -----------          -----------
                                                                          19,883,270           19,060,395
Less: accumulated depreciation                                           (13,411,404)         (12,945,765)
                                                                         -----------          -----------
Property and equipment, net                                                6,471,866            6,114,630

Long-term marketable securities                                            6,754,235            6,602,829
Net investment in sales-type lease                                           279,110              287,110
Other assets                                                                 593,819              494,344
                                                                         -----------          -----------
Total assets                                                             $44,797,008          $48,130,303
                                                                         ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses                               $4,118,773           $4,171,948
      Deferred revenue                                                     1,259,883                    -
                                                                         -----------          -----------
      Total current liabilities                                            5,378,656            4,171,948

Commitments

Stockholders' equity:
      Common stock, $.01 par value
          Authorized shares-50,000,000; issued and outstanding
             - 15,418,797 and 15,378,656 at June 30, 1999 and
             March 31, 1999, respectively                                    154,188              153,787
      Additional paid-in capital                                         134,425,925          134,030,618
      Deferred warrant costs                                                (923,181)          (1,018,391)
      Accumulated other comprehensive income (loss)                          (26,535)              10,392
      Accumulated deficit                                                (94,212,045)         (89,218,051)
                                                                         -----------          -----------
Total stockholders' equity                                                39,418,352           43,958,355
                                                                         -----------          -----------
Total liabilities and stockholders' equity                               $44,797,008          $48,130,303
                                                                         ===========          ===========

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                      AMERICAN SUPERCONDUCTOR CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                        Three Months Ended
                                                                             June 30,
                                                                   --------------------------
                                                                   1999                  1998
                                                                   ----                  ----
Revenues:
      Contract revenue                                         $ 2,136,462           $ 2,228,386
      Product sales and prototype
        development contracts                                      111,111               131,536
      Rental/other  revenue                                         22,563                22,569
                                                               -----------           -----------
           Total revenues                                        2,270,136             2,382,491

Costs and expenses:
      Costs of  revenue                                          2,272,944             2,700,610
      Research and development                                   3,286,078             2,629,632
      Selling, general and
        administrative                                           2,044,464             1,503,861
                                                               -----------           -----------
           Total costs and expenses                              7,603,486             6,834,103

Interest income                                                    339,440               496,074
Interest expense                                                         0                (9,827)
Other income (expense), net                                            (84)                3,245
                                                               -----------           -----------
Net loss                                                       $(4,993,994)          $(3,962,120)
                                                               ===========           ===========
Net loss per common share
      Basic                                                    $     (0.32)          $     (0.27)
                                                               ===========           ===========
      Diluted                                                  $     (0.32)          $     (0.27)
                                                               ===========           ===========
Weighted average number of common
  shares outstanding
      Basic                                                     15,392,981            14,450,488
                                                               ===========           ===========
      Diluted                                                   15,392,981            14,450,488
                                                               ===========           ===========

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                      AMERICAN SUPERCONDUCTOR CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                           Three Months Ended
                                                                                                June 30,
                                                                                     ----------------------------
                                                                                     1999                    1998
                                                                                     ----                    ----
Cash flows from operating activities:
       Net loss                                                                $ (4,993,994)           $ (3,962,120)
       Adjustments to reconcile net loss to net cash used by operations:
           Depreciation and amortization                                            465,639                 480,398
           Deferred warrant costs                                                   108,644                  80,455
           Stock compensation expense                                                19,209                 130,625
           Changes in operating asset and liability accounts :
                  Accounts receivable                                               (32,334)             (1,696,441)
                  Inventory                                                        (868,876)               (752,272)
                  Prepaid expenses and other current assets                         156,260                (122,351)
                  Accounts payable and accrued expenses                             (53,175)               (448,540)
                  Deferred revenue                                                1,259,883                 (99,640)
                                                                              --------------         ---------------
       Total adjustments                                                          1,055,250              (2,427,766)

       Net cash used by operating activities                                     (3,938,744)             (6,389,886)

Cash flows from investing activities:
           Purchase of property and equipment (net)                                (829,927)               (500,688)
           Purchase of long-term marketable securities                             (181,281)                (31,214)
           Net investment in sales-type lease                                         8,000                  21,000
           Increase in other assets                                                 (99,475)               (102,620)
                                                                              --------------         ---------------
       Net cash used in investing activities                                     (1,102,683)               (613,522)

Cash flows from financing activities:
           Payments on notes payable                                                      -                 (29,609)
           Payments on long-term debt                                                     -              (3,141,793)
           Net proceeds from issuance of common stock                               363,065              45,833,307
                                                                              --------------         ---------------
       Net cash provided by financing activities                                    363,065              42,661,905

Net increase (decrease) in cash and cash equivalents                             (4,678,362)             35,658,497

Cash and cash equivalents at beginning of period                                 24,969,142               1,842,142
                                                                              --------------         ---------------
Cash and cash equivalents at end of period                                     $ 20,290,780            $ 37,500,639
                                                                              ==============         ===============
Supplemental schedule of cash flow information:
           Cash paid for interest                                              $          -            $    119,789
           Noncash issuance of common stock                                    $     19,209            $    130,625

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                      AMERICAN SUPERCONDUCTOR CORPORATION

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1. NATURE OF BUSINESS:
   -------------------


   American Superconductor Corporation (the "Company"), which was formed on April 9, 1987, develops and commercializes high temperature superconducting ("HTS") wire, wire products and systems, including current leads, multistrand conductors, electromagnetic coils, and electromagnets and subsystems comprising electromagnetics integrated with appropriate cooling systems. The focus of the Company's development and commercialization efforts is on electrical equipment for use by electric utilities and industrial users of electrical power. For large-scale applications, the Company's development efforts are focused on power transmission cables, motors, transformers, generators and fault current limiters. In the area of industrial power quality and transmission network power quality, the Company is focused on marketing and selling commercial low temperature superconducting magnetic energy storage ("SMES") devices, on development and commercialization of new SMES products, and on development of power electronic subsystems and engineering services. The Company operates in two business segments.

   The Company derives a substantial portion of its revenue from research and development contracts. A significant portion of this contract revenue relates to development contracts with Pirelli Cavi E Sistemi S.p.A. and Electricite de France who (through affiliated companies) are stockholders of the Company.

   Included in costs of revenue are research and development expenses related to externally funded development contracts of approximately $1,421,000 and $1,624,000 for the three months ended June 30, 1999 and 1998, respectively. Selling, general and administrative expenses in the amounts of approximately $737,000 and $717,000 were included as costs of revenue for the three months ended June 30, 1999 and 1998, respectively.

2. BASIS OF PRESENTATION:
   ----------------------

   The accompanying consolidated financial statements are unaudited, except for those dated as of March 31, 1999, and have been prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosure normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended June 30, 1999 and 1998 and the financial position at June 30, 1999.

   The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended March 31, 1999 which are contained in the Company's Annual Report on Form 10-K covering the year ended March 31, 1999.

   Certain prior year amounts have been reclassified to be consistent with current year presentation.

                      AMERICAN SUPERCONDUCTOR CORPORATION

3. NET LOSS PER COMMON SHARE:
   --------------------------

   The Company adopted Statement of Financial Accounting Standards ("SFAS")
   No. 128, "Earnings Per Share" effective December 28, 1997. SFAS No. 128 requires presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes dilution and is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares include the effect of the exercise of stock options. For the three months ended June 30, 1999 and 1998, common equivalent shares of 615,515 and 449,129 were not included for the calculation of diluted EPS as they were considered antidilutive.


4. COST-SHARING AGREEMENTS:
   -----------------------

   The Company received funding under a government cost-sharing agreement with the Department of Energy of approximately $629,000 and $538,000, for the three months ended June 30, 1999 and 1998, respectively. This funding was used to directly offset research and development and selling, general and administrative expenses.


5. COMPREHENSIVE LOSS:
   ------------------

   The Company has adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income", which requires that an entity include in total comprehensive income certain amounts which were previously recorded directly to stockholders' equity.

   The Company's comprehensive loss was as follows:

                                                Three Months Ended June 30
                                                --------------------------

                                                   1999           1998
                                                   ----           ----
      Net loss                                $(4,993,994)    $(3,962,120)

      Other comprehensive income (loss)           (36,927)          5,226
                                              -----------     -----------

      Total comprehensive loss                $(5,030,921)    $(3,956,894)
                                              ===========     ===========

   Other comprehensive income represents changes in foreign currency translation and unrealized gains and losses on investments.

                      AMERICAN SUPERCONDUCTOR CORPORATION

6. BUSINESS SEGMENT INFORMATION:
   -----------------------------

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

   The HTS business segment develops and commercializes HTS wire, wire products and systems. The focus of this segment's development efforts is on HTS wire for power transmission cables, motors, transformers, generators and fault current limiters for large-scale applications.

   The SMES business segment is focused on marketing and selling commercial low temperature SMES devices, on development and commercialization of new SMES products, and on development of power electronic subsystems and engineering services for industrial power quality and transmission network reliability applications.

   The operating segment results for the HTS and SMES business segments were as follows:

NET SALES
---------

For the three months ended June 30          1999                     1998
                                            ----                     ----
HTS                                    $  1,981,242            $   2,359,922
SMES                                        288,894                   22,569
                                       ------------            -------------
Total                                  $  2,270,136            $   2,382,491
                                       ============            =============

OPERATING INCOME (LOSS)
-----------------------
For the three months ended June 30          1999                     1998
                                            ----                     ----

HTS                                    $ (3,658,546)           $  (3,230,302)
SMES                                     (1,674,804)              (1,221,310)
                                       ------------            -------------
Total                                  $ (5,333,350)           $  (4,451,612)
                                       =============           =============
The segment assets for the HTS and
SMES business segments were as
follows:                              June 30, 1999           March 31, 1999
                                      -------------           --------------
HTS                                    $ 37,651,998            $  42,288,549
SMES                                      7,145,010                5,841,754
                                       ------------            -------------
Total                                  $ 44,797,008            $  48,130,303
                                       ============            =============

       The accounting policies of the business segments are the same as those described in Note 2.

                      AMERICAN SUPERCONDUCTOR CORPORATION

7.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:
    ------------------------------------------------------------

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

    Statement 133 is effective for fiscal years beginning after June 15, 2000.
    A company may also implement the Statement as of the beginning of any fiscal quarter after issuance. Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

    The Company's management believes the impact of adopting Statement 133 on its financial statements will be immaterial.

                      AMERICAN SUPERCONDUCTOR CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS FOR THE
                       THREE MONTHS ENDED JUNE 30, 1999


RESULTS OF OPERATIONS
---------------------

American Superconductor Corporation's revenues during the three months ended June 30, 1999 were $2,270,000 compared to $2,382,000 for the same period a year earlier. The HTS business segment revenues decreased $378,000. This decrease was primarily a result of a planned reduction in funding under the Company's four-year development contract with Pirelli. The decrease in HTS revenues was partially offset by higher SMES development contract revenues of $266,000.

For the three months ended June 30, 1999, the Company also recorded funding of $629,000 under government cost-sharing agreements with the Department of Energy ("DOE"). Funding under these cost-sharing agreements for the three months ended June 30, 1998 was $538,000. The Company anticipates that a portion of its funding in the future will continue to come from cost-sharing agreements as the Company continues to develop joint programs with government agencies. Funding from government cost-sharing agreements is recorded as an offset to research and development and selling, general and administrative expenses, as required by government contract accounting guidelines, rather than as revenues.

The Company's total costs and expenses for the three months ended June 30, 1999 were $7,603,000, compared to $6,834,000 for the same period last year. This increase reflects a continued increase in research and development expenses and higher marketing expenses.

Adjusted research and development ("R&D") expenses, which include amounts classified as costs of revenue and amounts offset by cost sharing funding, increased to $5,031,000 in the first quarter from $4,531,000 a year earlier. This increase was due to the continued scale-up of the Company's internal research and development activities including the hiring of additional personnel and the purchases of materials and equipment. A portion of the R&D expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as R&D expenses). These R&D expenditures that were included as costs of revenue during the first quarter of fiscal years 2000 and 1999 were $1,421,000 and $1,624,000, respectively. Additionally, R&D expenses that were offset by cost sharing funding were $324,000 and $277,000 in the first quarter of fiscal years 2000 and 1999, respectively. Net R&D expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost sharing funding) increased to $3,286,000 in the three months ending June 30, 1999 from $2,630,000 for the same period last year.

Adjusted selling, general and administrative ("SG&A") expenses, which include amounts classified as costs of revenue and amounts offset by cost sharing funding, were $3,086,000 for the quarter ended June 30, 1999 compared to $2,482,000 for the same period the prior year. This increase was primarily due to the hiring of additional personnel and related expenses incurred to

                      AMERICAN SUPERCONDUCTOR CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS FOR THE
                       THREE MONTHS ENDED JUNE 30, 1999


support future planned growth and increased marketing activities, primarily in the SMES business unit. The SG&A amounts offset by cost-sharing funding were $305,000 and $261,000 in the first quarter of fiscal years 2000 and 1999, respectively. In addition, certain SG&A expenditures related to externally funded development contracts have been classified as costs of revenue (rather than as SG&A expenses). Such indirect costs included in costs of revenue during the three-month period ended June 30, 1999 were $737,000 compared to $717,000 for the same period last year. Net SG&A expenditures (exclusive of amounts classified as costs of revenue and amounts offset by cost share funding) increased to $2,044,000 for the three months ended June 30, 1999 compared to $1,504,000 for the same period the prior year.

Interest income was $339,000 in the quarter ended June 30, 1999 compared to $496,000 for the same period in the previous year. This decrease primarily reflects the reduced cash balances available for investment as a result of cash being used to fund the Company's operations and purchase capital equipment.

Interest expense was $0 in the quarter ended June 30, 1999, compared to $10,000 for the same period in the previous year. This decrease reflects the Company's retirement of all long-term debt in the quarter ended June 30, 1998.

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

Please refer to the "Future Operating Results" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 for a discussion of certain factors that may affect the Company's future results of operation and financial condition.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 30, 1999, the Company had cash, cash equivalents and long-term marketable securities of $27,045,000 compared to $31,572,000 at March 31, 1999. The principal uses of cash during the quarter ended June 30, 1999 were the funding of the Company's operations and the acquisition of capital equipment, primarily for research and development and manufacturing.

The Company believes that several years of further development will be necessary before HTS wires

                      AMERICAN SUPERCONDUCTOR CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS FOR THE
                       THREE MONTHS ENDED JUNE 30, 1999


and related products are available in significant quantities for commercial power applications. The Company believes, based on its current business plan, that its current cash and marketable securities should be sufficient to fund the Company's operations through the end of fiscal year 2001. However, the Company may need additional funds sooner than anticipated if the Company's performance deviates significantly from its current business plan or there are significant changes in competitive or other market factors. There can be no assurance that such funds, whether from equity or debt financing, development contracts or other sources, will be available, or available under terms acceptable to the Company.

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

A substantial portion of the current products being developed, manufactured and/or sold by the Company (e.g. HTS wire and related products) contain no computer programs and as such pose no significant Year 2000 compliance concerns. The SMES business unit has previously manufactured several SMES units that contain computer systems that may be susceptible to Year 2000 compliance problems. The Company is in the process of upgrading and testing these

                      AMERICAN SUPERCONDUCTOR CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS FOR THE
                       THREE MONTHS ENDED JUNE 30, 1999


systems to insure Year 2000 compliance, and believes that all changes will be in place in the third calendar quarter of 1999 on all these previously sold units. SMES units that are currently being manufactured have computer systems that are Year 2000 compliant. However, the Company's products are often used by its customers in systems that contain third party products. Therefore, even though the Company's current products may be Year 2000 compliant, the failure of such third party products to be Year 2000 compliant, or to properly interface with the Company's current products, may result in a system failure.

The Company is investigating each of its significant vendors, suppliers, financial service organizations, service providers and customers to confirm that the Company's operations will not be materially adversely affected by the failure of any such third party to have Year 2000 compliant computer programs. This is being undertaken by a process that includes questionnaires, interviews, on-site visits and other available means. The Company expects to complete this process by the end of the third calendar quarter of 1999. Regardless of the responses that the Company receives from such third parties, the Company is establishing contingency plans to reduce the Company's exposure resulting from the non-compliance of third parties. First, the Company plans to build inventories of critical and/or important components prior to January 1, 2000, and thereby decrease the Company's dependence on suppliers that are not Year 2000 compliant. Second, the Company plans to review delivery schedules with its major customers, commencing in the third calendar quarter of 1999. Such review should enable customers to accept ordered products after January 1, 2000, even if their internal computer systems are not operating properly.

The Company estimates that, through June 30, 1999, it has spent less than $75,000 to remediate Year 2000 issues in its IT systems, and the Company estimates that it will spend less than an additional $75,000 to remediate Year 2000 issues in its IT systems. Additionally, the Company accelerated into fiscal 1999 the planned replacement of its E-mail software, and is currently implementing the planned replacement of its financial systems software to avoid potential Year 2000 problems. For the development and deployment of SMES system computer upgrades to remedy Year 2000 problems, the Company has spent, through June 30, 1999, approximately $25,000 and estimates it will spend an additional $10,000 to complete deployment and testing of these upgrades. All of such expenditures are included in the budgets of the various departments of the Company tasked with various aspects of the Year 2000 project. No IT projects have been deferred due to the Company's Year 2000 efforts.

Finally, the Company is in the process of developing contingency plans to be implemented as part of its efforts to identify and correct any Year 2000 compliance problems. Such plans are expected to be completed by the end of the third calendar quarter of 1999.

                      AMERICAN SUPERCONDUCTOR CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS FOR THE
                       THREE MONTHS ENDED JUNE 30, 1999


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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk
         ---------------------------------------------------------

There were no material changes in the Company's exposure to market risk from March 31, 1999.

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



                      AMERICAN SUPERCONDUCTOR CORPORATION



August 13, 1999                            /s/  Gregory J. Yurek
------------------------------------       ------------------------------------
Date                                       Gregory J. Yurek
                                           Chairman of the Board, President and
                                           Chief Executive Officer



August 13, 1999                            /s/  Thomas M. Rosa
------------------------------------       -------------------------------------
Date                                       Thomas M. Rosa
                                           Chief Accounting Officer, Corporate
                                           Controller and Assistant Secretary