Form 10-Q
period 1999-09-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 1999-11-15
CIK 880807

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For The Quarter Ended: September 30, 1999         Commission File Number 0-19672
                       ------------------


                      American Superconductor Corporation
                      -----------------------------------
            (Exact name of registrant as specified in its charter)


                 Delaware                                04-2959321
-----------------------------------------      ---------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 organization or incorporation)                     Identification Number)



                              Two Technology Drive
                        Westborough, Massachusetts 01581
                        --------------------------------
          (Address of principal executive offices, including zip code)



                                (508) 836-4200
                              -------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                 YES     X                        NO
                    -----------                     -----------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                 15,485,069
-----------------------------------------  ---------------------------------
                Class                      Outstanding as of November 12, 1999

                      AMERICAN SUPERCONDUCTOR CORPORATION

                                     INDEX
                                     -----





                                                                        Page No.
                                                                        --------
Part I - Financial Information

  Consolidated Balance Sheets September 30, 1999 and March 31, 1999         3


  Consolidated Statements of Operations for the three months ended September 30, 1999 and 1998 and the six months ended
    September 30, 1999 and 1998                                             4

  Consolidated Statements of Cash Flows for the six months ended
    September 30, 1999 and 1998                                             5

  Notes to Interim Consolidated Financial Statements                       6-9

  Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                             10-14

Part II - Other Information                                                 15

Signatures                                                                  16



AMERICAN SUPERCONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                   September 30,          March 31,
                                                                        1999                1999
                                                                   --------------      --------------
                                                                    (unaudited)
                       ASSETS
Current assets:
     Cash and cash equivalents                                     $   14,241,235      $   24,969,142
     Accounts receivable                                                4,007,269           4,099,211
     Inventory                                                          6,019,829           5,024,552
     Prepaid expenses and other current assets                            431,112             538,485
                                                                   --------------      --------------
                    Total current assets                               24,699,445          34,631,390

Property and equipment:
     Equipment                                                         18,161,361          15,159,313
     Furniture and fixtures                                             1,320,722           1,243,894
     Leasehold improvements                                             2,665,781           2,657,188
                                                                   --------------      --------------

                                                                       22,147,864          19,060,395
Less: accumulated depreciation                                        (13,890,464)        (12,945,765)
                                                                   --------------      --------------
Property and equipment, net                                             8,257,400           6,114,630

Long-term marketable securities                                         6,908,331           6,602,829
Net investment in sales-type lease                                        279,110             287,110
Other assets                                                              686,911             494,344
                                                                   --------------      --------------
Total assets                                                       $   40,831,197      $   48,130,303
                                                                   ==============      ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                         $    4,504,659      $    4,171,948
     Deferred revenue                                                   1,259,883                --
                                                                   --------------      --------------
     Total current liabilities                                          5,764,542           4,171,948

Commitments

Stockholders' equity:
     Common stock, $.01 par value
          Authorized shares-50,000,000; issued and outstanding
           - 15,447,267 and 15,378,656 at September 30, 1999 and
          March 31, 1999, respectively                                    154,473             153,787
     Additional paid-in capital                                       134,767,859         134,030,618
     Deferred warrant costs                                              (827,971)         (1,018,391)
     Accumulated other comprehensive income (loss)                        (26,240)             10,392
     Accumulated deficit                                              (99,001,466)        (89,218,051)
                                                                   --------------      --------------
Total stockholders' equity                                             35,066,655          43,958,355
                                                                   --------------      --------------
Total liabilities and stockholders' equity                         $   40,831,197      $   48,130,303
                                                                   ==============      ==============




                The accompanying notes are an integral part of
                    the consolidated financial statements.

                      AMERICAN SUPERCONDUCTOR CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                Three Months Ended                 Six Months Ended
                                                   September 30,                      September 30,
                                            1999               1998              1999               1998
                                        -------------      -------------     --------------     --------------
Revenues:
     Contract Revenue                    $  2,052,401       $  2,388,991       $  4,188,863       $  4,617,377
     Product sales and prototype
       development contracts                  458,315            355,287            569,426            486,824
     Rental/other revenue                      22,563             63,167             45,126             85,736
                                        -------------      -------------     --------------     --------------
         Total revenues                     2,533,279          2,807,445          4,803,415          5,189,937

Costs and expenses:
     Costs of revenue                       2,541,908          2,820,839          4,814,851          5,521,450
     Research and development               3,449,361          2,457,945          6,735,466          5,087,577
     Selling, general and
      administrative                        1,639,185          1,827,806          3,683,622          3,331,666
                                        -------------      -------------     --------------      -------------

         Total costs and expenses           7,630,454          7,106,590         15,233,939         13,940,693

Interest income                               305,338            552,729            644,778          1,048,803
Interest expense                                 --                 --                 --               (9,827)
Other income (expense), net                     2,415              5,611              2,331              8,856
                                        -------------      -------------     -------------      --------------
Net loss                                $ (4,789,422)      $  (3,740,805)     $ (9,783,415)      $  (7,702,924)
                                        ============       =============      ============       =============
Net loss per common share
     Basic                              $      (0.31)      $       (0.24)     $      (0.63)      $       (0.52)
                                        ============       =============      ============       =============

     Diluted                            $      (0.31)      $       (0.24)     $      (0.63)      $       (0.52)
                                        ============       =============      ============       =============
Weighted average number of
  common shares outstanding
    Basic                                 15,446,525          15,331,814        15,419,899         14,893,559
                                        ============       =============      ============       ============
    Diluted                               15,446,525         15,331,814         15,419,899         14,893,559
                                        ============       ============       ============       ============

                The accompanying notes are an integral part of
                    the consolidated financial statements.

                      AMERICAN SUPERCONDUCTOR CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                             Six Months Ended
                                                                                              September 30,
                                                                                         1999               1998
                                                                                    ------------       ------------
Cash flows from operating activities:
      Net loss                                                                      $ (9,783,416)      $ (7,702,924)
      Adjustments to reconcile net loss to net cash used by operations:
         Depreciation and amortization                                                   944,699            893,179
         Deferred warrant costs                                                          221,728            160,913
         Stock compensation expense                                                       59,373            149,608
         Changes in operating asset and liability accounts:
              Accounts receivable                                                         91,942           (385,398)
              Inventory                                                                 (995,277)        (1,277,165)
              Prepaid expenses and other current assets                                  107,373             25,285
              Accounts payable and accrued expenses                                      332,711           (552,572)
              Deferred revenue                                                         1,259,883           (135,685)
                                                                                    ------------      -------------
      Total                                                                            2,022,432         (1,121,835)

      Net cash used by operating activities                                           (7,760,983)        (8,824,759)


Cash flows from investing activities:
         Purchase of property and equipment (net)                                     (3,088,659)        (1,706,161)
         Purchase of long-term marketable securities                                    (340,944)          (254,577)
         Net investment in sales-type lease                                                8,000             53,000
         Increase in other assets                                                       (192,567)          (421,850)

      Net cash used in investing activities                                           (3,614,170)        (2,329,588)

Cash flows from financing activities:
         Payments on notes payable                                                          --              (29,609)
         Payments on long-term debt                                                         --           (3,141,793)
         Net proceeds from issuance of common stock                                      647,246         45,875,861
                                                                                    ------------      -------------
      Net cash provided by financing activities                                          647,246         42,704,459

Net increase (decrease) in cash and cash equivalents                                 (10,727,907)        31,550,112
Cash and cash equivalents at beginning of period                                      24,969,142          1,842,142
                                                                                    ------------      -------------
Cash and cash equivalents at end of period                                          $ 14,241,235       $ 33,392,254
                                                                                    ============      =============
Supplemental schedule of cash flow information:
         Cash paid for interest                                                     $       --         $    119,789
         Noncash issuance of common stock                                           $     59,373       $    149,608








              The accompanying notes are an integral part of the
                      consolidated financial statements.

                      AMERICAN SUPERCONDUCTOR CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1. NATURE OF THE BUSINESS:
   ----------------------

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

  The Company derives a substantial portion of its revenue from research and development contracts. A significant portion of this contract revenue relates to development contracts with Pirelli Cavi E Sistemi S.p.A. ("Pirelli") and Electricite de France who (through affiliated companies) are stockholders of the Company. The four-year development contract with Pirelli expired on September 30, 1999. The Company has been conducting HTS research under contracts with Pirelli since February 1, 1990, and negotiations are underway between the two parties for another multi-year extension of the Pirelli development contract. Nonetheless, the contract contains certain commercial provisions providing benefits that inure to both parties and extend beyond the four-year development program term.

  Included in costs of revenue are research and development expenses related to externally funded development contracts of approximately $1,752,000 and $1,740,000 for the three months ended September 30, 1999 and 1998, respectively, and approximately $3,174,000 and $3,364,000 for the six months ended September 30, 1999 and 1998, respectively. Selling, general and administrative expenses included as costs of revenue were approximately $801,000 and $737,000 for the three months ended September 30, 1999 and 1998, respectively, and approximately $1,538,000 and $1,453,000 for the six months ended September 30, 1999 and 1998, respectively.

2. BASIS OF PRESENTATION:
   ----------------------

  The accompanying consolidated financial statements are unaudited, except for those dated as of March 31, 1999, and have been prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosure normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended September 30, 1999 and 1998 and the financial position at September 30, 1999.

  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements

                      AMERICAN SUPERCONDUCTOR CORPORATION
  for the year ended March 31, 1999 which are contained in the Company's Annual Report on Form 10-K covering the year ended March 31, 1999.

  Certain prior year amounts have been reclassified to be consistent with current year presentation.

3. NET LOSS PER COMMON SHARE:
   --------------------------

  The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" effective December 28, 1997. SFAS No. 128 requires presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes dilution and is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares include the effect of the exercise of stock options. For the three months ended September 30, 1999 and 1998, common equivalent shares of 664,678 and 175,245 were not included for the calculation of diluted EPS as they were considered antidilutive. For the six months ended September 30, 1999 and 1998, common equivalent shares of 804,136 and 323,508 were also not included for the calculation of diluted EPS as they were also considered antidilutive.

4. COST-SHARING AGREEMENTS:
   -----------------------

  The Company received funding under a government cost-sharing agreement with the Department of Energy of approximately $470,000 and $282,000, for the three months ended September 30, 1999 and 1998, respectively, and of $1,098,000 and $819,000, for the six months ended September 30, 1999 and 1998, respectively. This funding was used to directly offset research and development and selling, general and administrative expenses.

5.  COMPREHENSIVE LOSS:
    ------------------

  The Company has adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income", which requires that an entity include in total comprehensive income certain amounts which were previously recorded directly to stockholders' equity.

  The Company's comprehensive loss was as follows:

                                Three Months Ended September 30  Six Months Ended September 30
                                -------------------------------  --------------------------------
                                      1999           1998           1999           1998
                                 ------------   ------------   ------------      ------------
  Net loss                       $ (4,789,422)  $ (3,740,805)  $ (9,783,416)     $ (7,702,924)
  Other comprehensive income              296         58,274        (36,631)           63,500
                                 ------------   ------------   ------------      ------------
     Total comprehensive loss    $(4,789,126)   $(3,682,531)   $ (9,820,047)     $ (7,639,424)
                                 ============   ============   ============      ============

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

The operating segment results for the HTS and SMES business segments were as follows:

                               Three Months Ended September 30      Six Months Ended September 30
                               ---------------------------------   ------------------------------
                                   1999                  1998             1999           1998
                               -------------        ------------   ---------------  -------------
REVENUES
--------
  HTS                          $  2,300,212          $ 2,744,278     $   4,281,454   $  5,104,201
  SMES                              233,067               63,167           521,961         85,736
                               ------------          -----------     -------------   ------------
     Total                     $  2,533,279          $ 2,807,445     $   4,803,415   $  5,189,937
                               ============          ===========     =============   ============
OPERATING INCOME (LOSS)
----------------------
  HTS                          $ (3,551,655)         $(2,924,634)     $ (7,210,202)   $(6,154,935)
  SMES
                                 (1,545,520)          (1,374,511)       (3,220,323)    (2,595,821)
                               ------------          -----------     -------------   ------------
     Total                     $ (5,097,175)         $(4,299,145)    $ (10,430,525)  $ (8,750,756)
                               ============          ===========     =============   ============

The segment assets for the HTS and SMES business segments were as follows:

                                   September 30, 1999        March 31, 1999
                                   ------------------        --------------
  HTS                                  $32,882,769             $42,288,549
  SMES                                   7,948,428               5,841,754
                                       -----------             -----------
     Total                             $40,831,197             $48,130,303
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

                      AMERICAN SUPERCONDUCTOR CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                      SIX MONTHS ENDED SEPTEMBER 30, 1999

RESULTS OF OPERATIONS
---------------------

American Superconductor Corporation's revenues during the three months ended September 30, 1999 were $2,533,000, compared to $2,807,000 for the same period a year earlier. For the six months ended September 30, 1999, revenues were $4,803,000 as compared to $5,190,000 for the comparable period in 1998. Revenues for the quarter and six-month period decreased by $274,000 and $387,000, respectively, compared to the prior-year periods, due primarily to a planned reduction in funding under the Company's four-year development contract with Pirelli. Pirelli contract revenue was $375,000 in the quarter ended September 30, 1999, compared to $625,000 in the quarter ended September 30, 1998, a reduction of $250,000. Pirelli contract revenue was $750,000 in the six-month period ended September 30, 1999, compared to $1,250,000 in the six-month period ended September 30, 1998, a reduction of $500,000. The Company's four-year development contract with Pirelli expired on September 30, 1999. The
Company has been conducting HTS research under contracts with Pirelli since February 1, 1990, and negotiations are underway between the two parties for another multi-year extension of the Pirelli development contract.
Nonetheless, the contract contains certain commercial provisions providing benefits that inure to both parties and extend beyond the four-year development program term.

For the three months ended September 30, 1999, the Company also recorded funding of $470,000 under government cost-sharing agreements with the Department of Energy ("DOE"). Funding under these cost-sharing agreements for the three months ended September 30, 1998 was $282,000. For the six months ended September 30, 1999, funding under government cost-sharing agreements was $1,098,000 compared to $819,000 for the comparable period in 1998. The Company anticipates that a portion of its funding in the future will continue to come from cost-sharing agreements as the Company continues to develop joint programs with government agencies. Funding from government cost-sharing agreements is recorded as an offset to research and development and selling, general and administrative expenses, as required by government contract accounting guidelines, rather than as revenues.

The Company's total costs and expenses for the three months ended September 30, 1999 were $7,630,000 compared to $7,107,000 for the same period last year. Total costs and expenses for the first six months of the current fiscal year were $15,234,000, compared to $13,941,000 for the same period last year. The increase in costs and expenses was primarily the result of the Company's increased investment in research and development.

Adjusted research and development ("R&D") expenses, which include amounts classified as costs of revenue and amounts offset by cost sharing funding, increased to $5,443,000 in the second quarter from $4,344,000 a year earlier. For the six-month periods ended September 30, 1999 and 1998, adjusted research and development expenses were $10,475,000 and $8,874,000, respectively. These increases were due to the continued scale-up of the Company's internal research and development activities including the hiring of additional personnel and the purchases of materials and equipment. Over half the increases occurred in the Company's SMES business unit, where adjusted research and development expenses increased by $661,000 and $1,085,000 in the three and six-month

                      AMERICAN SUPERCONDUCTOR CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                      SIX MONTHS ENDED SEPTEMBER 30, 1999

periods ended September 30, 1999, respectively, from the same periods last year, as a result of higher R&D spending to support the Company's Distributed-SMES product line. A portion of the R&D expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as R&D expenses). These R&D expenditures that were included as costs of revenue during the three and six-month periods ended September 30, 1999 were $1,752,000 and $3,174,000 respectively, compared to $1,740,000 and $3,364,000 for the same periods last year. Additionally, R&D expenses that were offset by cost sharing funding were $242,000 and $146,000 for the second quarter of fiscal years 2000 and 1999, respectively. For the six months ended September 30, 1999, this amount was $566,000 as compared to $422,000 for the comparable period in the previous year. Net R&D expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost sharing funding) increased to $3,449,000 in the three months ending September 30, 1999 from $2,458,000 for the same period last year. For the six months ending September 30, 1999 and 1998, these amounts were $6,735,000 and $5,088,000, respectively.

Adjusted selling, general and administrative ("SG&A") expenses, which include amounts classified as costs of revenue and amounts offset by cost sharing funding, were $5,754,000 for the six months ended September 30, 1999 compared to $5,182,000 for the same period a year earlier. This increase was primarily due to the hiring of additional personnel and related expenses incurred to support corporate development activities and future planned growth, as well as increased marketing activities, primarily in the SMES business unit. For the quarter ended September 30, 1999, these expenses were $2,668,000 compared to $2,701,000 for the same period the prior year. A portion of the SG&A expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as SG&A expenses). These SG&A expenditures that were included as costs of revenue during the three and six-month periods ended September 30, 1999 were $801,000 and $1,538,000, respectively, compared to $737,000 and $1,453,000 for the same periods last year. Additionally, SG&A expenses that were offset by cost sharing funding were $228,000 and $136,000 for the second quarter of fiscal years 2000 and 1999, respectively. For the six months ended September 30, 1999, this amount was $532,000 as compared to $397,000 for the comparable period in the previous year. Net SG&A expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost sharing funding) were $1,639,000 in the three months ending September 30, 1999 compared to $1,828,000 for the same period last year. For the six months ending September 30, 1999, net SG&A increased to $3,684,000 from $3,332,000 for the same period last year.

Interest income was $305,000 in the quarter ended September 30, 1999 compared to $553,000 for the same period in the previous year. For the six months ended September 30, 1999 and 1998, these amounts were $645,000 and $1,049,000, respectively. These decreases primarily reflect the reduced cash balances available for investment as a result of cash being used to fund the Company's operations and purchase capital equipment.

                      AMERICAN SUPERCONDUCTOR CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                      SIX MONTHS ENDED SEPTEMBER 30, 1999


Interest expense was $0 in the quarter ended September 30, 1999 and $0 for the same period in the previous year. For the six-month periods ending September 30, 1999 and 1998, these amounts were $0 and $10,000, respectively. This decrease reflects the Company's retirement of all long-term debt in the quarter ended June 30, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30, 1999, the Company had cash, cash equivalents and long-term marketable securities of $21,150,000 compared to $31,572,000 at March 31, 1999. The principal uses of cash during the six months ended September 30, 1999 were the funding of the Company's operations and the acquisition of capital equipment, primarily for research and development and manufacturing.

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

                      AMERICAN SUPERCONDUCTOR CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                      SIX MONTHS ENDED SEPTEMBER 30, 1999

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

The Company has analyzed and continues to analyze its internal information technology ("IT") systems ("IT systems") to identify any computer programs that are not Year 2000 compliant and implement any changes required to make such systems Year 2000 compliant. The Company believes that its critical IT systems currently are capable of functioning without substantial Year 2000 compliance problems. The Company has identified only a few non-critical, but important, IT systems that needed replacement due to Year 2000 concerns, and the Company already has replaced these IT systems with Year 2000 compliant systems providing increased functionality. The Company believes all IT systems will be Year 2000 capable in a time frame that will avoid any material adverse effect on the Company. Also, the Company does not believe that any remaining expenditures related to replacing or upgrading any of its IT systems to make them Year 2000 compliant will have a material adverse effect on the operating results or financial condition of the Company. The Company has evaluated its critical equipment and critical systems that contain embedded software and the Company believes that all of its critical Non-IT systems are capable of functioning without substantial Year 2000 compliance problems.

A substantial portion of the current products being developed, manufactured and/or sold by the Company (e.g., HTS wire and related products) contain no computer programs and as such pose no significant Year 2000 compliance concerns. The SMES business unit has previously manufactured several SMES units that contained computer systems that may have been susceptible to Year 2000 compliance problems. The Company has upgraded and tested these systems to insure Year 2000 compliance. However, the Company's products are often used by its customers in systems that contain third party products. Therefore, even though the Company's current products may be Year 2000 compliant, the failure of such third party products to be Year 2000 compliant, or to properly interface with the Company's current products, may result in a system failure.

The Company has investigated each of its significant vendors, suppliers, financial service organizations, service providers and customers to confirm that the Company's operations will not be materially adversely affected by the failure of any such third party to have Year 2000 compliant computer programs. This process has included questionnaires, interviews, on-site visits and other available means. The Company has substantially completed this process and is continually reviewing information received through this investigation. Regardless of the

                      AMERICAN SUPERCONDUCTOR CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                      SIX MONTHS ENDED SEPTEMBER 30, 1999



responses that the Company has received from such third parties, the Company has established contingency plans to reduce the Company's exposure resulting from any non-compliance of third parties. First, the Company is building inventories of critical and/or important components prior to January 1, 2000, thereby decreasing the Company's dependence on suppliers that are not Year 2000 compliant. Second, the Company is reviewing delivery schedules with its major customers. Such review should enable customers to accept ordered products after January 1, 2000, even if their internal computer systems are not operating properly.

The Company estimates that, through September 30, 1999, it has spent less than $125,000 to remediate Year 2000 issues in its IT systems, and the Company estimates that it will spend less than an additional $25,000 to remediate Year 2000 issues in its IT systems. Additionally, the Company accelerated into fiscal 1999 the planned replacement of its E-mail software, and has completed the implementation of its new financial systems software to avoid potential Year 2000 problems. For the development, deployment and testing of SMES system computer upgrades to remedy Year 2000 problems, the Company has spent, through September 30, 1999, approximately $50,000. All of such expenditures are included in the budgets of the various departments of the Company tasked with various aspects of the Year 2000 project. No IT projects have been deferred due to the Company's Year 2000 efforts.

The Company does not currently believe that any of the foregoing will have a material adverse effect on its financial condition or its results of operations. However, the process of evaluating the Company's products and third party products and systems is ongoing. Although not expected, failures of critical suppliers, critical customers, critical IT systems, critical non-IT systems, or products sold by the Company could have a material adverse effect on the Company's financial condition or results of operations. Year 2000 Compliance has many issues and aspects, not all of which the Company is able to accurately forecast or predict. There is no way to assure that Year 2000 Compliance will not have adverse effects on the Company, some of which could be material. Many of the Company's statements related to Year 2000 are forward-looking statements and actual results could differ materially from those anticipated above.



ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
           ---------------------------------------------------------

There were no material changes in the Company's exposure to market risk from June 30, 1999.

                      AMERICAN SUPERCONDUCTOR CORPORATION

                                    PART II

                               OTHER INFORMATION
                               -----------------

Item 1.  Legal Proceedings
         -----------------
          None

Item 2.  Changes in Securities
         ---------------------
          None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
          None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
          At the Company's Annual Meeting of Stockholders held on July 29, 1999, the following proposals were adopted by the vote specified below:

                                                                       Withheld Authority
                                                                           to Vote
Proposal                                         For                   For all Nominees
--------                                        ----                  ------------------
1.  Election of Directors

       Gregory J. Yurek                      13,700,327               76,315
       Albert J. Baciocco, Jr.               13,700,327               76,315
       Frank Borman                          13,700,327               76,315
       Peter O. Crisp                        13,700,327               76,315
       Richard Drouin                        13,700,327               76,315
       Gerard Menjon                         13,700,327               76,315
       Andrew G.C. Sage, II                  13,700,327               76,315
       John Vander Sande                     13,700,327               76,315

                                                                                      Broker
                                                For        Against    Abstain       Non-Votes
                                                ---        -------    -------       ---------
2.     Ratification of
       Independent Auditors                  13,747,822   16,745     12,075              -

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



                      AMERICAN SUPERCONDUCTOR CORPORATION


November 15, 1999                   /s/ Gregory J. Yurek
--------------------------------    --------------------------------------------
Date                                Gregory J. Yurek
                                    Chairman of the Board, President and
                                    Chief Executive Officer


November 15, 1999                   /s/ Thomas M. Rosa
--------------------------------    -------------------------------------------
Date                                Thomas M. Rosa
                                    Chief Accounting Officer, Corporate
                                    Controller and Assistant Secretary