Form 10-Q
period 1999-12-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2000-01-27
CIK 880807

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                    _______

For The Quarter Ended: December 31, 1999          Commission File Number 0-19672
                       -----------------

                      American Superconductor Corporation
                      -----------------------------------
            (Exact name of registrant as specified in its charter)

                 Delaware                                          04-2959321
----------------------------------------------       -----------------------------------------
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

                              YES   X   NO______
                                  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, par value $.01 per share                            15,680,874
----------------------------------------             ------------------------------------
                Class                                 Outstanding as of January 25, 1999

                      AMERICAN SUPERCONDUCTOR CORPORATION

                                     INDEX
                                     -----

                                                            Page No.
                                                            --------
Part I - Financial Information

    Consolidated Balance Sheets
         December 31, 1999 and March 31, 1999                  3

    Consolidated Statements of Operations
         for the three months ended
         December 31, 1999 and 1998 and the
         nine months ended December 31, 1999
         and 1998                                              4

    Consolidated Statements of Cash Flows
         for the nine months ended
         December 31, 1999 and 1998                            5

    Notes to Interim Consolidated Financial Statements        6-9

    Management's Discussion and Analysis of Financial
         Condition and Results of Operations                 10-14

Part II - Other Information                                    15

Signatures                                                     16

AMERICAN SUPERCONDUCTOR CORPORATION
Consolidated Balance Sheets

                                                                       December 31,          March 31,
                                                                          1999                 1999
                                                                     ---------------      --------------
                                                                       (unaudited)
                             ASSETS

Current assets:
      Cash and cash equivalents                                      $     7,500,549      $   24,969,142
      Accounts receivable                                                  5,419,010           4,099,211
      Inventory                                                            7,989,260           5,024,552
      Prepaid expenses and other current assets                              621,248             538,485
                                                                     ---------------      --------------

          Total current assets                                            21,530,067          34,631,390

Property and equipment:
    Equipment                                                             19,624,272          15,159,313
    Furniture and fixtures                                                 1,324,657           1,243,894
    Leasehold improvements                                                 2,673,532           2,657,188
                                                                     ---------------      --------------

                                                                          23,622,461          19,060,395
Less: accumulated depreciation                                           (14,403,430)        (12,945,765)
                                                                     ---------------      --------------

Property and equipment, net                                                9,219,031           6,114,630

Long-term marketable securities                                            6,843,821           6,602,829
Long-term accounts receivable                                              1,875,000                   -
Net investment in sales-type lease                                           279,110             287,110
Other assets                                                                 817,057             494,344
                                                                     ---------------      --------------

Total assets                                                         $    40,564,086      $   48,130,303
                                                                     ===============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                            $     5,389,848      $    4,171,948
    Deferred revenue                                                       1,583,883                   -
                                                                     ---------------      --------------

    Total current liabilities                                              6,973,731           4,171,948

Commitments

Stockholders' equity:
    Common stock, $.01 par value
      Authorized shares-50,000,000; issued and outstanding
       - 15,628,150 and 15,378,656 at December 31, 1999 and
       March 31, 1999, respectively                                          156,282             153,787
    Additional paid-in capital                                           136,125,045         134,030,618
    Deferred warrant costs                                                  (732,761)         (1,018,391)
    Accumulated other comprehensive income (loss)                            (73,420)             10,392
    Accumulated deficit                                                 (101,884,791)        (89,218,051)
                                                                     ---------------      --------------
Total stockholders' equity                                                33,590,355          43,958,355
                                                                     ---------------      --------------

Total liabilities and stockholders' equity                           $    40,564,086      $   48,130,303
                                                                     ===============      ==============

        The accompanying notes are an integral part of the consolidated financial statements.

                      AMERICAN SUPERCONDUCTOR CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                              Three Months Ended                   Nine Months Ended
                                                 December 31,                         December 31,
                                            1999              1998               1999              1998
                                        -----------       -----------       ------------      ------------
Revenues:
    Contract revenue                    $ 4,533,187       $ 2,237,522       $  8,712,050      $  6,854,899
    Product sales and prototype
         development contracts              490,143           331,890          1,069,569           818,714
    Rental/other  revenue                     8,484            14,412             53,610           100,148
                                        -----------       -----------       ------------      ------------

         Total revenues                   5,031,814         2,583,824          9,835,229         7,773,761

Costs and expenses:
    Costs of revenue                      5,083,347         2,772,464          9,898,198         8,293,914
    Research and development              2,263,876         2,403,671          8,999,343         7,491,248
    Selling, general and
         administrative                     797,941         1,646,254          4,481,563         4,977,920
                                        -----------       -----------       ------------      ------------

         Total costs and expenses         8,145,164         6,822,389         23,379,104        20,763,082

Interest income                             226,425           479,558            871,203         1,528,361
Interest expense                                  -                 -                  -            (9,827)
Other income (expense), net                   3,601             3,091              5,932            11,947
                                        -----------       -----------       ------------      ------------

Net loss                                $(2,883,324)      $(3,755,916)      $(12,666,740)     $(11,458,840)
                                        ===========       ===========       ============      ============

Net loss per common share
    Basic                               $     (0.19)      $     (0.24)      $      (0.82)     $      (0.76)
                                        ===========       ===========       ============      ============

    Diluted                             $     (0.19)      $     (0.24)      $      (0.82)     $      (0.76)
                                        ===========       ===========       ============      ============

Weighted average number of
    common shares outstanding
    Basic                                15,554,214        15,367,619         15,464,834        15,052,153
                                        ===========       ===========       ============      ============

    Diluted                              15,554,214        15,367,619         15,464,834        15,052,153
                                        ===========       ===========       ============      ============

   The accompanying notes are an integral part of the consolidated financial statements.

                      AMERICAN SUPERCONDUCTOR CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                Nine Months Ended
                                                                                  December 31,
                                                                              1999             1998
                                                                              ----             ----
Cash flows from operating activities:
     Net loss                                                             $(12,666,740)    $(11,458,840)
     Adjustments to reconcile net loss to net cash used by operations:
         Depreciation and amortization                                       1,529,176        1,369,586
         Deferred warrant costs                                                334,813          241,371
         Stock compensation expense                                             96,962          173,312
         Changes in operating asset and liability accounts:
           Accounts receivable                                              (3,194,799)        (567,591)
           Inventory                                                        (2,964,708)      (1,643,703)
           Prepaid expenses and other current assets                           (82,763)        (360,085)
           Accounts payable and accrued expenses                             1,217,900         (457,769)
           Deferred revenue                                                  1,583,883         (187,285)
                                                                          ------------     ------------
     Total adjustments                                                      (1,479,536)      (1,432,164)

     Net cash used by operating activities                                 (14,146,276)     (12,891,004)

Cash flows from investing activities:
         Purchase of property and equipment (net)                           (4,571,403)      (2,421,534)
         Purchase of long-term marketable securities                          (315,467)        (290,026)
         Net investment in sales-type lease                                      8,000           77,000
         Increase in other assets                                             (394,224)        (481,867)
                                                                          ------------     ------------
     Net cash used in investing activities                                  (5,273,094)      (3,116,427)

Cash flows from financing activities:
         Payments on notes payable                                                   -          (29,609)
         Payments on long-term debt                                                  -       (3,141,793)
         Net proceeds from issuance of common stock                          1,950,777       45,882,461
                                                                          ------------     ------------
     Net cash provided by financing activities                               1,950,777       42,711,059

Net increase (decrease) in cash and cash equivalents                       (17,468,593)      26,703,628

Cash and cash equivalents at beginning of period                            24,969,142        1,842,142
                                                                          ------------     ------------
Cash and cash equivalents at end of period                                $  7,500,549     $ 28,545,770
                                                                          ============     ============

Supplemental schedule of cash flow information
         Cash paid for interest                                           $          -     $    119,789
         Noncash issuance of common stock                                 $     96,962     $    173,312

   The accompanying notes are an integral part of the consolidated financial statements.

                      AMERICAN SUPERCONDUCTOR CORPORATION

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business:
   ----------------------

   American Superconductor Corporation (the "Company"), which was formed on April 9, 1987, is a world leader in developing and manufacturing products using superconducting materials for electric power applications. The focus of the Company's development and commercialization efforts is on electrical equipment for use by electric utilities and industrial users of electrical power. For large-scale applications, the Company's development efforts are focused on high temperature superconducting ("HTS") power transmission cables, motors, transformers, generators and fault current limiters. In the area of industrial power quality and transmission network power reliability, the Company is focused on marketing and selling commercial low temperature superconducting magnetic energy storage ("SMES") devices, and on development and commercialization of new SMES products. The Company operates in two business segments.

   The Company derives a substantial portion of its revenue from research and development contracts. A significant portion of this contract revenue relates to development contracts with Pirelli Cavi e Sistemi S.p.A. ("Pirelli") and Electricite de France who (through affiliated companies) are stockholders of the Company.

   Included in costs of revenue are research and development expenses related to externally funded development contracts of approximately $3,287,000 and $1,801,000 for the three months ended December 31, 1999 and 1998, respectively, and approximately $6,460,000 and $5,165,000 for the nine months ended December 31, 1999 and 1998, respectively. Selling, general and administrative expenses included as costs of revenue were approximately $1,759,000 and $614,000 for the three months ended December 31, 1999 and 1998, respectively, and approximately $3,297,000 and $2,067,000 for the nine months ended December 31, 1999 and 1998, respectively.

2. Basis of Presentation:
   ---------------------

   The accompanying consolidated financial statements are unaudited, except for those dated as of March 31, 1999, and have been prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosure normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended December 31, 1999 and 1998 and the financial position at December 31, 1999.

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

                      AMERICAN SUPERCONDUCTOR CORPORATION

3. Net Loss Per Common Share:
   -------------------------

   The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" effective December 28, 1997. SFAS No. 128 requires presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes dilution and is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares include the effect of the exercise of stock options. For the three months ended December 31, 1999 and 1998, common equivalent shares of 1,543,813 and 71,656 were not included for the calculation of diluted EPS as they were considered antidilutive. For the nine months ended December 31, 1999 and 1998, common equivalent shares of 3,391,891 and 203,849 were also not included for the calculation of diluted EPS as they were also considered antidilutive.

4. Cost-Sharing Agreements:
   -----------------------

   The Company received funding under government cost-sharing agreements with the Department of Energy of approximately $347,000 and $473,000, for the three months ended December 31, 1999 and 1998, respectively, and of $1,446,000 and $1,293,000, for the nine months ended December 31, 1999 and 1998, respectively. This funding was used to directly offset research and development and selling, general and administrative expenses.

5. Comprehensive Loss:
   ------------------

   The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which requires that an entity include in total comprehensive income certain amounts which were previously recorded directly to stockholders' equity.

   The Company's comprehensive loss was as follows:

                                     Three Months Ended December 31        Nine Months Ended December 31
                                     ------------------------------        -----------------------------
                                         1999              1998                1999             1998
                                         ----              ----                ----             ----
   Net loss                          $(2,883,324)      $(3,755,916)        $(12,666,740)   $(11,458,840)
   Other comprehensive income            (47,181)          (23,605)             (83,812)         39,895
                                     -----------       -----------         ------------    ------------
    Total comprehensive loss         $(2,930,505)      $(3,779,521)        $(12,750,552)   $(11,418,945)
                                     ===========       ===========         ============    ============

   Other comprehensive income represents changes in foreign currency translation and unrealized gains and losses on investments.

                      AMERICAN SUPERCONDUCTOR CORPORATION

6. Business Segment Information:
   ----------------------------

   The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), as of March 31, 1999. Prior year information was restated in conformity with this accounting standard. The Company has two reportable business segments as defined by FAS 131--High Temperature Superconducting ("HTS") business segment, and the Superconducting Magnetic Energy Storage ("SMES") business segment.

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

   The operating segment results for the HTS and SMES business segments were as follows:

                                        Three Months Ended December 31      Nine Months Ended December 31
                                        ------------------------------      -----------------------------
                                             1999              1998            1999               1998
                                             ----              ----            ----               ----
Revenues
--------
   HTS                                  $ 4,967,931        $ 2,569,412     $ 9,249,385        $  7,673,613
   SMES                                      63,883             14,412         585,844             100,148
                                        -----------        -----------     -----------        ------------
    Total                               $ 5,031,814        $ 2,583,824     $ 9,835,229        $  7,773,761
                                        ===========        ===========     ===========        ============

Operating Income (loss)
-----------------------

   HTS                                  $(1,302,428)       $(2,909,260)    $(8,512,629)       $ (9,061,180)
   SMES
                                         (1,810,922)        (1,329,305)     (5,031,246)         (3,928,141)
                                        -----------        -----------    ------------        ------------
    Total                               $(3,113,350)       $(4,238,565)   $(13,543,875)       $(12,989,321)
                                        ===========        ===========    ============        ============

The segment assets for the HTS and SMES business segments were as follows:

                                                        December 31, 1999       March 31, 1999
                                                        -----------------       --------------
               HTS                                         $29,987,073            $42,288,549
               SMES                                         10,577,013              5,841,754
                                                           -----------            -----------
               Total                                       $40,564,086            $48,130,303
                                                           ===========            ===========

The accounting policies of the business segments are the same as those described in Note 2.

                      AMERICAN SUPERCONDUCTOR CORPORATION

7. Subsequent Events:
   -----------------

   On January 24, 2000, the Company filed a registration statement with the Securities and Exchange Commission to make an offering of its common stock.

   Proceeds from the offering will be used for a new plant for manufacturing HTS wire; for a new SMES manufacturing facility; and for costs associated with the design, development and commercialization of HTS motors and generators. The underwriters for the offering will be Banc of America Securities LLC, CIBC World Markets and Robertson Stephens.

8. Accounting for Derivative Instruments and Hedging Activities:
   ------------------------------------------------------------

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

Results of Operations
---------------------

American Superconductor Corporation's revenues during the three months ended December 31, 1999 were $5,032,000, compared to $2,584,000 for the same period of the prior year. For the nine months ended December 31, 1999, revenues were $9,835,000 as compared to $7,774,000 for the same period of the prior year. Revenues for the three and nine-month periods increased by $2,448,000 and $2,061,000, respectively, compared to the prior-year periods, due primarily to a new research and development agreement with Pirelli Cavi e Sistemi S.p.A., which was effective October 1, 1999 and under which the Company recognized $3,000,000 in third-quarter revenue. Of that revenue, $2,500,000 was attributable to past research and development work performed by the Company prior to October 1, 1999.

For the three months ended December 31, 1999, the Company also recorded funding of $347,000 under government cost-sharing agreements with the Department of Energy ("DOE"). Funding under these cost-sharing agreements for the three months ended December 31, 1998 was $473,000. For the nine months ended December 31, 1999, funding under government cost-sharing agreements was $1,446,000 compared to $1,293,000 for the same period of the prior year. The Company anticipates that a portion of its funding in the future will continue to come from cost-sharing agreements as the Company continues to develop joint programs with government agencies. Funding from government cost-sharing agreements is recorded as an offset to research and development and selling, general and administrative expenses, as required by government contract accounting guidelines, rather than as revenues.

The Company's total costs and expenses for the three months ended December 31, 1999 were $8,145,000 compared to $6,822,000 for the same period of the prior year. Total costs and expenses for the nine months ended December 31, 1999 were $23,379,000, compared to $20,763,000 for the same period in 1998. The increase in costs and expenses was primarily the result of the Company's increased investment in research and development.

Adjusted research and development ("R&D") expenses, which include amounts classified as costs of revenue and amounts offset by cost-sharing funding, increased to $5,730,000 in the three months ended December 31, 1999 from $4,449,000 for the same period of the prior year. For the nine-month periods ended December 31, 1999 and 1998, adjusted R&D expenses were $16,204,000 and $13,323,000, respectively. These increases were due to the continued scale-up of the Company's internal research and development activities including the hiring of additional personnel and the purchases of materials and equipment. Over half of the increases occurred in the Company's SMES business unit, where adjusted research and development expenses increased by $715,000 and $1,800,000 in the three and nine-month periods ended December 31, 1999, respectively, from the same periods of the prior year, as a result of higher R&D spending to support the Company's Distributed-SMES product line. A portion of the R&D expenditures related to externally-funded development contracts has been classified as costs of revenue (rather than as R&D expenses). These R&D expenditures that were included as costs of revenue during the three and nine-month periods ended December 31, 1999 were $3,287,000 and $6,460,000, respectively, compared to $1,801,000 and $5,165,000 for the same periods last year. R&D expenditures classified as costs of revenue increased by $1,486,000 and $1,295,000, in the three and nine-month periods ended December 31, 1999, respectively, primarily due to the higher contract revenue associated with the new R&D agreement with Pirelli. Additionally, R&D expenses that were offset by cost-sharing funding were $179,000 and $244,000 for the three months ended December 31, 1999 and 1998, respectively. For the nine months ended December 31, 1999, this amount was $745,000 as compared to $667,000 for the same period in the previous year. Net R&D expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) were $2,264,000 in the three months ended December 31, 1999 compared to $2,404,000 for the same period of the prior year. For the nine months ended December 31, 1999 and 1998, these amounts were $8,999,000 and $7,491,000, respectively.

Adjusted selling, general and administrative ("SG&A") expenses, which include amounts classified as costs of revenue and amounts offset by cost-sharing funding, increased to $2,725,000 for the three months ended December 31, 1999 from $2,489,000 a year earlier. For the nine-month periods ended December 31, 1999 and 1998, adjusted SG&A expenses were $8,479,000 and $7,671,000, respectively. These increases were primarily due to the hiring of additional personnel and related expenses incurred to support corporate development activities and future planned growth, as well as increased marketing activities, primarily in the SMES business unit. A portion of the SG&A expenditures related to externally-funded development contracts has been classified as costs of revenue (rather than as SG&A expenses). These SG&A expenditures that were included as costs of revenue during the three and nine-month periods ended December 31, 1999 were $1,759,000 and $3,297,000, respectively, compared to $614,000 and $2,067,000 for the same periods of the prior year. SG&A expenditures classified as costs of revenue increased by $1,145,000 and $1,230,000, in the three and nine-month periods ended December 31, 1999, respectively, due to the higher contract revenue associated with the new R&D agreement with Pirelli. Additionally, SG&A expenses that were offset by cost-sharing funding were $168,000 and $229,000 for the three months ended December 31, 1999 and 1998, respectively. For the nine months ended December 31, 1999, this amount was $700,000 as compared to $626,000 for the same period of the prior year. Net SG&A expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) were $798,000 in the three months ended December 31, 1999 compared to $1,646,000 for the same period of the prior year. For the nine months ended December 31, 1999 and 1998, these amounts were $4,482,000 from $4,978,000, respectively.

Interest income was $226,000 in the three months ended December 31, 1999 compared to $480,000 for the same period of the prior year. For the nine months ended December 31, 1999 and 1998, these amounts were $871,000 and $1,528,000, respectively. These decreases primarily reflect the reduced cash balances available for investment as a result of cash being used to fund the Company's operations and purchase capital equipment.

The Company incurred no interest expense in the three months ended December 31, 1999 or in the same period of the prior year. For the nine-month periods ended December 31, 1999 and 1998, interest expense was $0 and $10,000, respectively. This decrease reflects the Company's retirement of all long-term debt in the three-month period ended June 30, 1998.

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

Liquidity and Capital Resources
-------------------------------

At December 31, 1999, the Company had cash, cash equivalents and long-term marketable securities of $14,344,000 compared to $31,572,000 at March 31, 1999. The principal uses of cash during the nine months ended December 31, 1999 were the funding of the Company's operations and the acquisition of capital equipment, primarily for research and development and manufacturing.

Long-term accounts receivable of $1,875,000 represents the difference between the $2,500,000 recognized as revenue in the three-month period ended December 31, 1999 for R&D work performed by the Company prior to the effective date (October 1, 1999) of the new Pirelli agreement, and the amount of the receivable that is collectable over the next 12 months. The $2,500,000 payment by Pirelli for R&D performed before October 1, 1999 is guaranteed by the agreement and is payable in quarterly installments over the five-year period between October 1, 1999 and September 30, 2004.

Inventory increased by $2,965,000 during the nine months ended December 31, 1999, primarily in the SMES business unit, reflecting a planned increase in manufacturing activity to meet near-term customer shipment commitments.

The Company has potential funding commitments of approximately $24,711,000 to be received after December 31, 1999 from strategic partners and government and commercial customers compared to $10,326,000 at March 31, 1999. However, these commitments, including $5,862,000 on U.S. government contracts and subcontracts, are subject to certain cancellation or buyback provisions.

On January 24, 2000, the Company filed a registration statement with the Securities and Exchange Commission for an offering of its common stock. Proceeds from the offering will be used for a new plant for manufacturing HTS wire, for a new SMES manufacturing facility, and for costs associated with the design, development and commercialization of HTS motors and generators. The underwriters for the offering will be Banc of America Securities LLC, CIBC World Markets and Robertson Stephens.

Year 2000 issues
----------------

The Company devoted efforts to addressing a universal problem commonly referred to as "Year 2000 Compliance," which relates to the ability of computer programs and systems to properly recognize and process date sensitive information before and after January 1, 2000. Many computer programs and systems recognize dates using two-digit year data (rather than four-digit data), and therefore may be unable to determine the correct four-digit year. Failure to properly recognize and process date information may cause such programs and systems to fail to operate or to operate with erroneous results.

The Company has not encountered any significant Year 2000 compliance problems or events prior to or subsequent to January 1, 2000. The Company has analyzed and continues to analyze its internal information technology ("IT") systems ("IT systems") to identify any computer programs that are not Year 2000 compliant and will continue to implement any changes required to make such systems Year 2000 compliant. The Company believes that its critical IT systems will continue to function without substantial Year 2000 compliance problems. The Company had identified only a few non-critical, but important, IT systems that needed replacement due to Year 2000 concerns, and the Company replaced these IT systems with Year 2000 compliant systems providing increased functionality. The Company believes all of our IT systems were made Year 2000 capable in a time frame that avoided any material adverse effect on the Company. The Company also evaluated its critical equipment and critical systems that contain embedded software and the Company believes that all of its critical non-IT systems will continue to function without Year 2000 compliance problems.

A substantial portion of the current products being developed, manufactured and/or sold by the Company (e.g., HTS wire and related products) contain no computer programs and as such pose no significant Year 2000 compliance concerns. The SMES business unit has previously manufactured several SMES units that contained computer systems that may have been susceptible to Year 2000 compliance problems. The Company has upgraded and tested these systems to insure Year 2000 compliance. The Company has not encountered any significant Year 2000 compliance problems or events prior or subsequent to January 1, 2000 within the SMES business unit or with its products. However, the Company's products are often used by its customers in systems that contain third party products. Therefore, even though the Company's current products may be Year 2000 compliant, the failure of such third party products to be Year 2000 compliant, or to properly interface with the Company's current products, may result in a system failure.

The Company has investigated each of its significant vendors, suppliers, financial service organizations, service providers and customers to confirm that the Company's operations will not be materially adversely affected by the failure of any such third party to have Year 2000 compliant computer programs. This process has included questionnaires, interviews, on-site visits and other available means. Additionally, the Company established contingency plans to reduce the Company's exposure resulting from any non-compliance of third parties. First, the Company increased inventories of critical and/or important components prior to January 1, 2000, thereby decreasing the Company's dependence on suppliers that may not have been Year 2000 compliant. Second, the Company reviewed delivery schedules with its major customers to insure these customers are able to accept ordered products after January 1, 2000, even if their internal computer systems are not operating properly. The Company has not experienced any significant instances where Year 2000 compliance has affected delivery or receipt of supplies and products.

The Company estimates that, through December 31, 1999, it has spent less than $150,000 to remediate Year 2000 issues in its IT systems. The Company does not expect to spend any additional significant amounts to remediate Year 2000 issues in its IT systems. The Company accelerated into fiscal 1999 the planned replacement of its E-mail software, and has completed the implementation of its new financial systems software to avoid potential Year 2000 problems. For the development, deployment and testing of SMES system computer upgrades to remedy Year 2000 problems, the Company has spent, through December 31, 1999, approximately $50,000. All of such expenditures are included in the budgets of the various departments of the Company tasked with various aspects of the Year 2000 project. No IT projects were deferred due to the Company's Year 2000 efforts.

The Company does not currently believe that any of the foregoing has had or will have a material adverse effect on its financial condition or its results of operations. However, the process of evaluating the Company's products and third party products and systems is ongoing. Although not expected, failures of critical suppliers, critical customers, critical IT systems, critical non-IT systems, or products sold by the Company could have a material adverse effect on the Company's financial condition or results of operations. Year 2000 Compliance has many issues and aspects, not all of which the Company is able to accurately forecast or predict. There is no way to assure that Year 2000 Compliance will not have adverse effects on the Company, some of which could be material. Many of the Company's statements related to Year 2000 are forward-looking statements and actual results could differ materially from those anticipated above.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk
          ---------------------------------------------------------

There were no material changes in the Company's exposure to market risk from September 30, 1999.

                      AMERICAN SUPERCONDUCTOR CORPORATION

                                    PART II

                               OTHER INFORMATION
                                   _________

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

Item 3.   Defaults Upon Senior Securities
          -------------------------------
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          None

Item 5.   Other Information
          -----------------
          None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a) Exhibit 27.1 Financial Data Schedule
          (b) On January 24, 2000 the Company filed a Current Report on Form 8-K which reported, under Item 5 (Other Events), that on December 15, 1999 the Company entered into an agreement with Pirelli Cavi e Sistemi S.p.A. effective as of October 1, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      AMERICAN SUPERCONDUCTOR CORPORATION

 January 27, 2000                            /s/ Gregory J. Yurek
_________________________________           ____________________________________
Date                                        Gregory J. Yurek
                                            Chairman of the Board, President and
                                            Chief Executive Officer

 January 27, 2000                            /s/ Thomas M. Rosa
_________________________________           ____________________________________
Date                                        Thomas M. Rosa
                                            Chief Accounting Officer, Corporate
                                            Controller and Assistant Secretary