Form 10-K
period 2000-03-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2000-06-27
CIK 880807

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

                   For the fiscal year ended March 31, 2000

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                For the Transition Period from        to

                        Commission file number 0-19672

                      American Superconductor Corporation
            (Exact Name of Registrant as Specified in Its Charter)
              Delaware                                 04-2959321
                                                      (IRS Employer
    (State or other jurisdiction                 Identification Number)
  of incorporation or organization)


                                                          01581
        Two Technology Drive                           (Zip Code)
     Westborough, Massachusetts
   (Address of Principal Executive
              Offices)

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

                     Yes  X                         No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  On April 30, 2000, the aggregate market value of voting Common Stock held by nonaffiliates of the Registrant was $740,541,887 based on the closing price of the Common Stock on the Nasdaq National Market on April 28, 2000.

  The number of shares of Common Stock outstanding as of April 30, 2000 was 19,821,482.

                      DOCUMENTS INCORPORATED BY REFERENCE

Document                                               Form 10-K Part
--------                                               --------------
Definitive Proxy Statement with respect to the Annual     Part III
Meeting of Stockholders for the fiscal year ended
March 31, 2000, to be filed with the Securities and
Exchange Commission by June 28, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 Item                                                                      Page
 ----                                                                      ----
                                  Part I
 1.   Business..........................................................     1
 2.   Properties........................................................    15
 3.   Legal Proceedings.................................................    15
 4.   Submission of Matters to a Vote of Security Holders...............    15

                                 Part II
 5.   Market for Registrant's Common Equity and Related Stockholder
       Matters..........................................................    17
 6.   Selected Financial Data...........................................    17
 7.   Management's Discussion and Analysis of Financial Condition and
       Results of Operations............................................    18
 7A.  Quantitative and Qualitative Disclosure About Market Risk.........    18
 8.   Financial Statements and Supplementary Data.......................    18
 9.   Changes and Disagreements with Accountants on Accounting and
       Financial Disclosure.............................................    18

                                 Part III
 10.  Directors and Executive Officers of the Registrant................    18
 11.  Executive Compensation............................................    18
 12.  Security Ownership of Certain Beneficial Owners and Management....    18
 13.  Certain Relationships and Related Transactions....................    18

                                 Part IV
 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..    19

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

Item 1. Business

Overview

  We are a world leader in developing and manufacturing products using superconducting materials and power electronic devices for electric power applications. Superconducting materials are perfect conductors of electricity when they are cooled below a critical temperature. We sell our products to electrical equipment manufacturers, industrial power users and businesses that produce and deliver power. Our products, and products sold by electrical equipment manufacturers that incorporate our products, can:

  . dramatically increase the capacity and reliability of power delivery networks;

  . significantly reduce the manufacturing costs of electrical equipment such as motors and generators;

  . improve the quality of electric power delivered to industrial sites;

  . lower electrical operating costs and increase productivity for industrial power users; and

  . conserve resources such as oil, gas and coal, which are used to produce electricity, by conducting electricity more efficiently.

  We believe there will be significant market demand for our products because of the following factors:

  . there is an increasing demand for power by businesses and consumers;

  . the current power delivery infrastructure is constrained; and

  . the reliability and quality of the power being delivered is becoming increasingly important.

  Our core product is high temperature superconducting wire, or HTS wire, which, when cooled to very low temperatures, carries more than 100 times the electrical current carried by copper wire of the same dimensions. We believe that an important application for our HTS wire will be high-capacity power cables, which are the backbone of the power delivery infrastructure. We also develop and manufacture products that incorporate HTS wire, such as HTS coils for use in motors and generators. The performance levels and mechanical properties of our HTS wire are sufficient today to meet the technical needs for applications such as cables for urban power delivery systems and very high horsepower motors (over 5,000 horsepower). We expect the first use of our HTS wire in power cables for a utility network will occur in early calendar year 2001, when Pirelli plans to install three 400-foot HTS power cables in a Detroit substation in replacement of nine copper-wire cables. We believe this project will be an important demonstration of the commercial viability of HTS power cables. Rockwell Automation Power Systems is testing a prototype 1,000 horsepower HTS motor using our wire in their facility. We expect this motor will be used later in an industrial site, and we believe this will provide a significant demonstration of the commercial viability of HTS motors.

  We also manufacture and sell commercial superconducting magnetic energy storage, or SMES, systems for the power quality and reliability markets. Our power quality SMES, or PQ-SMES, products, which incorporate low temperature superconductor (LTS) electromagnets and HTS wire, protect industrial power users from the adverse effects of momentary drops in voltage in power networks by quickly releasing large quantities of power from a storage coil to restore the voltage to its normal level. We sold our first commercial PQ-SMES unit in June 1997, and as of March 31, 2000 we had 10 PQ-SMES units in use by customers requiring high-quality power to maintain sensitive industrial processes in industries including paper, plastics and automotive parts manufacturing, and to maintain critical information processing, military and research applications. We also have received orders for four additional PQ-SMES units, three of these from two semiconductor customers seeking to protect their facilities from being shut down due to momentary sags in voltage, and one from a utility that will use the unit initially in a demonstration site. In February 1999, we launched a new product that we call distributed SMES, or D-SMES, which uses the same basic components as PQ-SMES but which is used at substations within large-scale transmission networks to protect them against power reliability problems such as voltage instability and low voltage problems. As of March 31, 2000, we had received orders for eight D-SMES units.

  In June 2000, we acquired the assets of Integrated Electronics, LLC ("IE") of Milwaukee, Wisconsin, a manufacturer of power electronic converters that utilize state-of-the-art power semiconductors. IE has been one of our co-developers and suppliers of advanced power electronic converter modules for use in our SMES product line, which is manufactured in Madison, Wisconsin. Power electronic converters are key components in SMES systems. We believe that this acquisition strengthens our internal power electronics technology base. We plan to expand our power electronics technology base and develop new products for other market segments where power technologies are important. The focus will remain on high-end applications, primarily at power levels greater than 100 kilowatts. Future applications of our power electronic products may include electric motor drives; transportation systems such as locomotives, ships, electric or hybrid electric vehicles; distributed generating equipment, including fuel cells and micro-turbines; and energy storage applications such as flywheels and batteries.

  We plan to use a portion of the $205.6 million in net proceeds from our March 2000 stock offering to increase our manufacturing capacity for HTS wire, to provide wire for demonstrations of applications such as cables and motors in the near term, to achieve reduced manufacturing costs associated with higher volume production, and to have the wire production capacity in place as the commercial viability of various applications is demonstrated. We also plan to use a portion of the net proceeds to increase our manufacturing capacity for our SMES products.

Market Overview

 Power Demand

  Since we were founded in 1987, the total demand for electricity in the United States has increased by 35%. This growth continues a long-term trend toward electrification of energy use throughout the developed world. While total per capita energy consumption in the United States has remained essentially flat since the early 1970s, the portion of energy consumed in the form of electricity has grown from 25% in 1970 to 40% in 1998. The rapid growth in the use of computers, the Internet and telecommunications products has created a significant increase in demand for power to run computer equipment, cellular base stations and the many other components and devices that depend on electricity.

  Projected growth rates for power consumption by these new technologies are far higher than for traditional uses of power, which have historically grown roughly in proportion to GNP growth. These new uses of electricity were minimal or non-existent 10 years ago. Industry sources have estimated that the share of all U.S. electricity consumed by computer-based microprocessors is 10% and that within two decades, given the rapid growth of the Internet, 30% to 50% of the nation's electricity supply may be required to meet the direct and indirect needs of the Internet. Industry sources also project that as many as one billion computers will be connected to the Internet worldwide by 2005, requiring an amount of power equal to the entire electric output in the U.S. today. Thus, the growth of the digital and Internet economies will drive demand for significantly increased amounts of electric power in the future.

  While the demand for electricity is increasing, the ability of electric utilities to deliver power to users by way of power transmission and distribution cables is being taxed severely. Although electricity use has increased 35% over the last 12 years, investments in the transmission and distribution systems that deliver power to users have increased by only 18% during that period. Power failures in a number of major cities in the United States during the summer of 1999, caused in several cases by failures of overloaded power cables, indicate that the power delivery infrastructure must be upgraded to keep pace with the increased demand for power. Several years ago, the Electric Power Research Institute, known as EPRI, estimated that there were 2,200 miles of power cables in the United States alone that were candidates for replacement, and we believe that this figure has increased in recent years. We estimate that the worldwide market for cables for both power transmission and distribution applications that could be addressed by HTS power cables is $4.8 billion per year.

 Power Quality and Reliability

  The reliability of the power supply network and the quality of the power delivered are becoming increasingly important in today's economy. Many of the new computer and telecommunications applications that are driving the increased demand for power incorporate silicon chips that require a higher level of power reliability and quality. Voltage instability and low voltage in the power delivery network are significant problems for modern computers and telecommunications equipment. As the Internet economy grows, avoiding downtime due to power-related problems will become increasingly important. In addition, the increased use of sensitive electronics in manufacturing has led to more frequent and abrupt shutdowns of industrial operations because of voltage drops. Protection against power quality problems such as momentary--typically less than two-second--voltage sags can provide significant economic value to large industrial users of power. According to EPRI, the cost of power disruptions in the United States exceeds $30 billion per year. Industry sources have estimated that the North American market for power quality solutions for large and facility-scale equipment was approximately $485 million in 1998 and will grow to approximately $865 million by 2003. We estimate that the market for power reliability solutions addressing voltage stability and low voltage in transmission networks is currently $500 million per year in the United States.

  In the past, electric utilities have attempted to enhance the reliability of their networks primarily by installing more power lines. Power suppliers are finding it increasingly difficult to get permits for new lines due to environmental, health, safety, property value and aesthetic concerns. As a result, both power users and electric utilities are seeking new solutions for their power quality and reliability problems.

 Power Converters

  We estimate that the market for power electronic converters today exceeds $1 billion per year. Power electronic converters are widely used in the electric power, transportation, industrial, and defense sectors to condition and control power. Industry experts estimate that more than 20% of all power generated in the United States goes through power electronic converters and that this amount will increase with the increased demand for more reliable power.

 Motors and Generators

  The market for large electric motors and generators is well-developed and is characterized by many competitors and intense price competition. We estimate that the worldwide market for commercial motors (machines with a rating of at least 1,000 horsepower) is approximately $1 billion per year, and that the worldwide market for electrical generators (with power ratings over 30 megawatts) is approximately $2 billion per year. Large electric machine production today is labor intensive, requires a large fixed asset investment and does not lend itself well to mass production techniques. As a result, many large motor and generator manufacturers are seeking opportunities to reduce their manufacturing and/or investment costs to improve profitability.

Our Solutions

  Our products, and products sold by electrical equipment manufacturers that incorporate our products, can address the growing demand for increased power capacity and reliability. Our products are also intended to enhance the profitability of businesses that manufacture and sell electrical equipment such as motors and generators.

 HTS Wire for Power Transmission Cables

  We believe our core product, HTS wire, which can be used in high-capacity power cables that are the backbone of the power delivery infrastructure, can help meet the increasing demand for more electric power. Our currently available HTS wire has at least 100 times the power capacity of copper wire of the same dimensions. Because of the high power capacity of our HTS wire, underground power cables using our HTS wire will contain much less wire, yet will have the potential to carry two to five times more power than copper-wire cables of the same dimensions.

HTS cables can provide a variety of advantages over conventional copper cables. Using HTS cables that are installed in existing conduits, rather than building additional conduits for more traditional cables, can eliminate excavation costs and significantly reduce construction and engineering costs, which typically account for up to 70% of the total system costs for underground transmission projects in urban systems involving conventional cables. In addition, using HTS power cables to replace copper cables in existing power systems would free up underground cable conduits for other uses, such as telecommunications, high-speed Internet and cable television. We also believe that the installation of HTS cables in existing urban conduits will allow the elimination of some substations within cities, potentially freeing up real estate for other uses. We believe that the advantages of HTS cables will also be very attractive to businesses that distribute power in suburban settings, many of which find it increasingly difficult to secure clearance for overhead power lines.

  During the second calendar quarter of 2000, we expect to complete the manufacture of approximately 18 miles of HTS wire for our strategic alliance partner, Pirelli, the largest power cable manufacturer in the world. Pirelli will use this HTS wire to manufacture three 400-foot HTS power cables, which are targeted to be installed in a Detroit substation in early calendar year 2001 in replacement of nine copper-wire cables. We believe this will represent the world's first use of HTS power cables in a power transmission network. These three HTS cables will carry 100 megawatts of power, the same amount carried by the existing nine copper-wire cables. The HTS wire in these new cables will weigh approximately 900 pounds, as compared to the approximately 18,000 pounds of copper wire in the cables they will replace. We also expect to deliver by August 2000 an additional 10 miles of HTS wire to Pirelli for cable demonstration projects in Italy and France. Pirelli and American Superconductor are targeting additional HTS cable demonstrations over the next several years.

 Superconducting Magnetic Energy Storage (SMES) Systems

  We offer a line of superconducting magnetic energy storage (SMES) products that can provide solutions for industrial power quality problems faced by industrial users of power and transmission network power reliability problems faced by electric utilities. Because the wire in a coil of superconducting material has no resistance to the passage of electrical current, large amounts of electricity can be stored in those coils and the stored electricity can be removed from the coil very rapidly. These features provide the basis for our line of SMES products, which protect industrial power users from the adverse effects of momentary drops in voltage in power networks and provide electric utilities with a means of stabilizing voltage in their power networks by quickly releasing large quantities of power from a storage coil to restore the voltage to its normal level. Our SMES products use LTS electromagnets combined with power semiconductor devices. We have also incorporated HTS wire--rather than copper wire--into our SMES products to carry power in and out of the LTS storage coils, which has significantly reduced the cost of manufacture and the electrical operating costs of our SMES products.

  Our SMES power quality products are currently employed by industrial users of power to prevent motors and sensitive electronic devices from being disrupted by momentary dips in voltage that occur in power distribution networks, thereby saving companies the associated cost of factory downtime, damaged equipment and lost productivity. Industry sources estimate that more than 80% of these disruptions to industrial operations are caused by voltage sags that last less than two seconds. Our SMES products, with their large energy storage capacities and fast recharging capabilities, can provide a solution to momentary aberrations in power quality. We are also selling our SMES systems to electric utilities. We believe our SMES products can provide utilities with more effective, lower cost and quicker solutions for problems of voltage instability and low voltage in large-scale transmission networks.

  We offer two SMES product lines:

  . Power Quality SMES, known as PQ-SMES, addresses power quality problems faced by industrial users of electricity.

  . Distributed-SMES, known as D-SMES, addresses power reliability problems in power delivery networks.

  Our PQ-SMES systems are typically installed at industrial and manufacturing sites with electrical loads greater than three megawatts. As of March 31, 2000, we had 10 SMES units in use by customers requiring high-quality power to maintain sensitive industrial processes in industries including paper, plastics and automotive parts manufacturing, and to maintain critical information processing, military and research applications. These 10 units have in excess of 37 years of cumulative field operation. We have also received orders for installation of four additional PQ-SMES units at two semiconductor production sites and a utility.

  In February 1999, we introduced our D-SMES product, which solves voltage stability and low voltage problems in large-scale transmission networks. D-SMES systems are based on the same building blocks used to manufacture PQ-SMES products and, like PQ-SMES products, are housed in easy-to-install 48-foot trailer units. D-SMES systems consist of one or more SMES units installed at substations throughout a power transmission network, and these units may be easily moved to different locations within the network as needs change. We believe that the application of SMES technology to the problem of power network reliability represents a significant growth opportunity for our superconductor technology. Through March 31, 2000, we have received orders for eight D-SMES units. We expect that the first installation of our D-SMES product will be comprised of six units in a utility transmission network and will be completed by July 2000, consistent with the customer's schedule. These units are subject to a buy-back provision and therefore revenue will only be recognized as this buy-back provision expires. We do not anticipate including buy-back provisions in future D-SMES sales transactions.

 Power Converters

  Utilities have historically relied on slow electromechanical switches and passive devices, such as capacitors and tap changing transformers, to manage the power grid. However, digital age demand for higher reliability and quality of power calls for greater levels of performance through faster switching devices and active grid management. Power electronic devices--power semiconductor devices that switch, control and move large amounts of power faster and with far less disruption than electromechanical switches--are essential to active grid management. We have leading-edge expertise in this area based on our years of experience with power electronics applications for our SMES product line, which incorporates both superconductor and power semiconductor technologies. The power electronic converters utilized in our SMES product line convert the electrical energy stored in the superconducting electromagnets in the form of direct current into controlled alternating current power. This type of converter is called an inverter.

 HTS Wire and Coils for Motors and Generators

  Superconducting motors and generators are new types of rotating machines that employ HTS windings in place of conventional copper coils. Because HTS wire can carry significantly larger currents than copper wire, these windings are capable of generating significantly more powerful magnetic fields in a given volume. Advances in coil design make it possible for superconducting motors and generators to match the power output of equally rated conventional machines with as little as one-fifth the size and weight. The smaller size and compact nature of superconducting machines allows them to be manufactured at lower cost than equivalent conventional motors and generators.

  HTS motors are potentially useful in applications such as pumps, fans, compressors, blowers, and belt drives deployed by utility and industrial customers, particularly those requiring continuous operation. They will be also be potentially suitable for large process industries such as steel mills, pulp and paper processing, chemical, oil and gas refining, mining and other heavy-duty applications. Additional potential uses for HTS motors are transportation applications, particularly naval and commercial ship propulsion, where size and weight savings could provide a key benefit by increasing design flexibility and opening up limited space for other uses.

  HTS motors and generators will potentially offer an attractive economic alternative to conventional motors by virtue of their lower first
(acquisition) cost and their reduced ongoing (operating) cost.

  We are developing and manufacturing HTS wire and coils for large industrial motors with a power rating of over 1,000 horsepower. These motors currently use approximately 25% of all electricity generated in the United States. We are also developing HTS coils for use in electric generators. We believe HTS-based motors and generators will be significantly smaller, lighter, more efficient, and less expensive to manufacture and operate than conventional motors and generators. We formed our Electric Motors and Generators Business Unit in November 1999 to focus on commercializing HTS motor and generator technology.

  HTS technology will initially be applied to industrial motors that have power ratings of 1,000 horsepower or greater. We are working with Rockwell Automation Power Systems, an operating unit of Rockwell International Corporation, to jointly develop a 1,000 horsepower demonstration motor as part of a government-sponsored program. Our role is primarily to supply HTS coils and refrigeration systems for use in the demonstration motor. In 1999 we manufactured and delivered to Rockwell rotor coils for use in the first 1,000 horsepower HTS demonstration motor. This motor is currently undergoing testing, and we expect that this motor will be operational in the third calendar quarter of 2000. Rockwell Automation Power Systems sells large industrial electric motors under the Reliance Electric brand name.

  Utilizing our 10 years of design and development experience in the area of HTS industrial machines, we have created proprietary designs for HTS motors and generators that we expect will significantly reduce the cost of manufacturing this equipment. Our large HTS motors and generators currently under design are as small as one-fifth the size of a conventional machine of the same power rating, and should operate at higher efficiency. We currently intend to team with one or more motor and generator manufacturers to form a joint venture for manufacturing and marketing HTS motors and generators. If we are successful in establishing such a joint venture, we intend to sell HTS components and systems to the joint venture.

  In June 1999, we were awarded a contract by the U.S. Office of Naval Research to design a 25 megawatt (33,500 horsepower) HTS motor for ship propulsion. We believe that ship propulsion, both for Navy and commercial maritime applications, represents an attractive market for HTS motors and generators.

 HTS Wire and Cables for Transformers and Other HTS Products

  Utilities and industrial power customers use transformers to increase and decrease voltage levels. We intend to make HTS wire and cables specifically for use in transformers. We believe that HTS transformers will offer a number of improved features compared to conventional transformers, as well as entirely new functionality with important utility systems benefits such as improved voltage regulation. HTS wire for transformers would be designed to provide fault current limiting functionality, which instantaneously protects a power network from electrical surges caused by events such as lightning. We expect that HTS transformers will be approximately half the size and weight of conventional transformers, which would increase existing substation capacity, reduce land area needed for new substations, and greatly relieve transportation challenges currently faced by electric utilities. HTS transformers would use liquid nitrogen, which is less expensive than oil, is non-flammable, and poses fewer environmental risks than the oil surrounding copper coils in conventional transformers.

  A funded research and development program between us, ABB Power Transmission and Distribution Company ("ABB"), the world's leading manufacturer of transformers, and Electricite de France ("EDF"), one of the world's largest electric utilities, to develop first-generation wire for transformer applications was terminated in April 2000. The parties intend to continue joint evaluation of our HTS technologies for use in transformers on a non-funded basis.

  We also sell HTS current leads--which are conductors that carry electric current but minimal heat into ultra-low temperature environments--to a variety of customers including MRI manufacturers and particle accelerator laboratories.

 Cooling Systems

  We are designing and fabricating cooling systems to support our superconducting products, which will operate only if the wire or coils are cooled below their critical temperature. Our HTS materials, which maintain their superconductivity at higher temperatures than LTS materials, are cooled with liquid nitrogen or with special refrigerators known as cryocoolers. In particular, the HTS wire used to manufacture HTS power cables is typically cooled by flowing liquid nitrogen, a non-toxic liquid, through the hollow core of the cables. In contrast to oil, which is typically used to dissipate the heat generated by running an electrical current through copper wires or is used as an electrical insulating medium in some cables and most large transformers, the liquid nitrogen used to cool our HTS wire is non-flammable and presents fewer environmental hazards than those associated with the use of oil. Liquid nitrogen is also significantly less expensive than oil.

  Our LTS materials require cooling to lower temperatures than HTS materials. Liquid helium combined with cryogenic, or very low temperature, refrigerators is used to cool the magnetic coils in our SMES products.

Strategic Relationships, Research Arrangements and Government Contracts

  We have a number of strategic relationships, research arrangements and government contracts. Our most significant strategic corporate agreements are with Pirelli, GE Industrial Systems ("GE"), and EDF. We believe strategic relationships, research arrangements and government contracts provide us with the following important benefits:

  . Several of our strategic partners will be critical in developing and demonstrating commercial applications for our HTS and SMES products.

  . Several of these relationships, particularly those with Pirelli and GE, provide a potentially large channel to market.

  . Various parties to these arrangements provide us with critical funding.
    From inception through March 31, 2000, we received approximately $61 million of funding under research and development contracts.
    Approximately 67% of this funding came from the private sector, with the balance from government agencies.

  . They provide us with development and marketing rights to important technologies.

  . They assist us in meeting benchmarks.

  The Pirelli alliance was originally established in February 1990 and has encompassed a series of different agreements intended to combine Pirelli's cable technology, manufacturing and marketing expertise with our proprietary wire-manufacturing technologies for the purpose of developing and producing HTS wire for cables. The Pirelli agreements contain provisions governing the manufacture, sale and use of our HTS cable wire in cables used to transmit both electric power and control signals. In general, Pirelli is obligated to buy this HTS wire exclusively from us or to pay us royalties for any of the wire it manufactures, and we are obligated to sell this cable wire exclusively to Pirelli, for use in these applications anywhere in the world other than Japan. We have exclusive manufacturing rights for this wire in North America for these applications, and Pirelli may obtain manufacturing rights in Europe and other parts of the world, subject to the payment of royalties to us. The terms of the current agreement relating to joint development activities for this HTS wire expired on September 30, 1999. Pirelli provided us with a total of $16.1 million in development funding through September 30, 1999. We signed a new development agreement with Pirelli on December 15, 1999, under which Pirelli has agreed to provide us with up to $13.8 million in additional funding over the five-year period from October 1, 1999 through September 30, 2004. Portions of this contract are subject to cancellation provisions. This new agreement focuses on the development of the second-generation HTS wire as well as further improvements to our currently available HTS wire.

  In April 2000, we entered into a marketing and sales alliance with GE Industrial Systems giving GE the exclusive right to offer our D-SMES product line in the United States to utilities and the right to sell PQ-SMES systems to certain of GE's global industrial accounts. We and GE recently began marketing a co-branded SMES product offering.

  The EDF relationship was established in April 1997. It involves:

  . the exchange of information relating to developments in HTS technology and related fields and trends in the electricity industry;

  . the review of technical, industrial and commercial topics through an advisory board comprising representatives from both parties.

  As part of the EDF alliance, in 1997 a subsidiary of EDF purchased 1.0 million shares of our common stock for $10.0 million. EDF's subsidiary currently owns 1.15 million shares of common stock, representing approximately 5.8% of our outstanding common stock. In 1998, EDF agreed to pay us an aggregate of $5.0 million between 1997 and 2001 as development fees for the HTS transformer wire program; $4.5 million had been recorded as revenue as of March 31, 2000. The remaining funding commitment was terminated in April 2000. The parties intend to continue joint evaluation of our HTS technologies for use in transformers on a non-funded basis.

  We had a relationship with ABB that was designed to combine ABB's transformer technology, manufacturing and marketing expertise with our proprietary HTS wire technologies for the purpose of developing and producing special HTS wire and cables for transformers. In 1998, ABB agreed to pay us an aggregate of $5.0 million between 1997 and 2001 as development fees for the HTS transformer wire program; $4.4 million had been recorded as revenue as of March 31, 2000. The remaining funding commitment was terminated in April 2000. The parties intend to continue joint evaluation of our HTS technologies for use in transformers on a non-funded basis.

  We have also established a number of collaborative research relationships with organizations such as Industrial Research, Ltd. in New Zealand, several U.S. Department of Energy laboratories, the University of Wisconsin Applied Superconductivity Center, MIT and EPRI. We are also party to a number of government contracts, with entities such as Wright-Patterson Air Force Base and the U.S. Department of Energy through its Superconductivity Partnership Initiative, relating to the development and supply of prototype products.

Superconductivity

  A superconductor is a perfect conductor of electricity. It carries direct current with 100% efficiency because no energy is dissipated by resistive heating. Direct current in a superconducting loop can flow undiminished forever. Superconductors can also conduct alternating current but with some slight loss of energy.

  Superconducting materials lose all resistance to the flow of direct electrical current and nearly all resistance to the flow of alternating electrical current when they are cooled below a critical temperature. The critical temperature is different for each superconducting material. Superconducting materials known today, including both HTS materials and LTS materials, need to be cooled to very low temperatures to act as superconductors.

  The graph below illustrates the complete loss of resistance to the flow of electricity through wire of an LTS material (niobium-titanium alloy) and an HTS material (bismuth-based, copper oxide ceramic) at their critical temperature. The HTS material in this chart has no electrical resistance below 108 Kelvin (-265 degrees Fahrenheit). The LTS material in this chart has no electrical resistance below 10 Kelvin (-441 degrees Fahrenheit).


                                  [Logo Here]

  A combination of three conditions must be met for a material to exhibit superconducting behavior:

  . The material must be cooled below its critical temperature (Tc).

  . The current passing through a cross-section of the material must be below a level known as the critical current density (Jc).

  . The magnetic field to which the material is exposed must be below a value known as the critical magnetic field (Hc).

  The initial discovery of superconducting materials was made in 1911. Before 1986, no known superconductor had a critical temperature above 23 Kelvin. Zero Kelvin is the absolute zero of temperature, and is the equivalent of -459 degrees Fahrenheit; 23 Kelvin is the equivalent of -418 degrees Fahrenheit. Although it is possible to cool LTS materials to their critical temperature, that cooling process is expensive and often difficult, which limits the commercial applications of LTS technology.

  In 1986, a breakthrough in superconductivity occurred when two scientists, Dr. K. Alex Muller and Dr. J. Georg Bednorz, at an IBM laboratory in Zurich, Switzerland, identified a ceramic oxide compound, an HTS material, which was shown to be superconductive at 36 Kelvin (-395 degrees Fahrenheit). This discovery earned them the Nobel Prize for Physics in 1987, which is one of the four Nobel Prizes that have been awarded for work on superconductivity. A series of related ceramic oxide compounds that have higher critical temperatures have been subsequently discovered.

Status of Our HTS Wire Development

  We have been successful in developing and producing HTS wire with performance levels sufficient to meet the technical needs for applications such as cables for urban power transmission systems and very high horsepower motors such as motors with power ratings over 5,000 horsepower. We believe that the electrical and mechanical properties of this wire, including its ability to withstand forces of tension, compression and bending during device manufacturing and operation, are also adequate for present applications.

  Although we have made rapid progress recently in improving the performance levels of our HTS wire, the commercial viability of applications for this wire still needs to be established through demonstrations. We will also need to:

  . successfully address the manufacturing engineering challenges necessary to apply our manufacturing techniques to the production of HTS wires in longer lengths and in greater quantities;

  . increase our manufacturing capacity for HTS wire; and

  . reduce the manufacturing costs for our HTS wire.

  We believe that several years of further development and demonstration of HTS applications will be necessary before HTS products are widely accepted on a commercial basis. We also believe that several years of further operation in a scaled-up manufacturing environment will be necessary before HTS wire costs decrease to the levels required for our wire to achieve broader market penetration.

HTS Wire Production Techniques

  We produce HTS wire by a variety of techniques. Our principal technique involves deformation processing, which is in some respects closely analogous to the technique used in the existing metal wire industry. In this approach, a metal tube, typically silver, is packed with an oxide precursor powder and sealed. The tube is then deformed into a wire shape by a variety of deformation processing techniques such as extrusion, wire-drawing, multifilamentary bundling, and rolling. Finally, the wire is heat-treated to transform the precursor powder inside the wire into a high-temperature superconductor. We consider the resulting composite structure, in this case consisting of many fine superconducting filaments imbedded in a metal matrix, to be one preferred method of achieving flexibility and durability in our wire and wire products. The multifilamentary composite structure is the subject of a patent owned by MIT, based on an invention by Dr. Gregory Yurek, our Chairman of the Board, President and Chief Executive Officer and founder, and a former professor at MIT, and Dr. John Vander Sande, a professor at MIT and a member of our Board of Directors. This patent is licensed to us on an exclusive basis until 2010.

  We also recently introduced new features to enhance the performance of our multifilamentary composite wire. For example, we have added oxide particles to the silver metal to enhance its strength. We also laminate thin layers of stainless steel or other metal on the faces of the HTS tape-shaped wire, which further strengthens and protects the wire.

  Within the past few years, very high levels of current carrying performance have been reported in small laboratory samples of HTS coated conductor wire. Coated conductor wire is made of a thick film of HTS material deposited on a flexible base, typically with a buffer layer in between. We have studied several HTS coated conductor processes and believe that these processes have the potential for use in manufacturing the next generation of HTS wire with high current-carrying capacity and lower cost than multifilamentary composite wire. We are pursuing the development of these processes with a significant internal program. We are also collaborating with EPRI, Los Alamos National Laboratory, Oak Ridge National Laboratory, MIT and other organizations in the research and development of this technology. We have fabricated coated conductor wire samples at high-performance levels. However, to date, these have been short lengths of wire and there can be no assurance that we will succeed in developing this technology for commercial use.

Manufacturing

  We produce our HTS wire at our 102,000 square-foot Westborough, Massachusetts, headquarters facility, where we currently manufacture HTS wire at the rate of 300 miles per year. In Westborough, we have implemented statistical process control techniques and have defined manufacturing procedures for low-cost, reliable manufacturing operations. Based on our business development plan, we expect that the existing facility will provide sufficient wire manufacturing capacity to support our needs through December 2001.

  We announced plans in May 2000 to build a 355,000 square foot facility exclusively dedicated to HTS wire manufacturing at the Devens Commerce Center in Devens, Massachusetts. We expect to occupy the building and begin training new employees in the summer of 2001. Full production is expected to begin in early 2002. We plan to use a portion of the net proceeds from our March 2000 stock offering to buy land, construct a building, and purchase equipment for the new facility. We plan to use this new facility to expand our HTS wire production to meet our goal of producing thousands of miles of HTS wire per year to meet expected demand for applications such as power transmission cables, motors and generators.

  We manufacture our commercial SMES systems at our 60,000 square-foot manufacturing facility in Middleton, Wisconsin. We assemble our SMES systems by combining components purchased from other parties with our proprietary LTS and HTS components, which we manufacture ourselves. We have developed manufacturing infrastructure including discrete work centers to support our current production, assembly and testing capacity of 48 SMES systems per year.

  We expect to lease additional manufacturing space for our SMES operations within the next year, and we plan to use a portion of the net proceeds of this offering to purchase leasehold improvements and equipment for that new facility.

Sales and Marketing

  We plan to sell our HTS wire and wire products through both a direct sales force and through marketing and distribution alliances with third parties. We are building a direct sales organization that can effectively demonstrate the advantages of our products over both more traditional products and competitive superconducting products.

  We expect to leverage the technical knowledge of our sales force with the strengths of our strategic alliance partners in understanding customer needs and creating market demand for new electrical products based on our HTS and SMES products. These partners include:

  . Pirelli, the world's largest producer of power cables;

  . GE Industrial Systems, a global leader in manufacturing products used to distribute, protect and control electrical power and equipment;

  . Rockwell, a leading manufacturer of large industrial motors; and

  . EDF, one of the world's largest electric utilities.

  We also expect to enter into arrangements with other third parties for the marketing and distribution of our HTS products, including arrangements with original equipment manufacturers, commonly known as OEMs, in which our products--particularly coils of HTS wire--are included as a component of a larger product--such as a motor or generator.

  We are developing several sales and distribution channels for our SMES products, including a direct sales organization, distributors and OEMs. We have distribution agreements with utility companies in North America, Europe and South Africa. We and GE recently began marketing a co-branded SMES product offering. We are also developing several sales and distribution channels for our power converter products, including a direct sales organization, distributors and OEMs.

  We have recently added experienced transmission network planners to provide marketing and sales support for our D-SMES product, which was introduced in February 1999. These individuals, who are experienced in the analysis and design of transmission and distribution networks, will help prospective customers to develop familiarity with our new technology and to assess the beneficial impact D-SMES can provide in the operation of their network systems. We plan to continue to build system planning expertise to accelerate sales growth and add a portfolio of value-added services for our utility customers.

Competition

  As we begin to market and sell our superconducting products, we will face intense competition both from vendors of traditional products and from competitors in the superconducting field. There are a number of companies in the United States, Europe, Japan and Australia engaged in the development of HTS products. For HTS wire and applications, our principal competitors presently include:

  . several Japanese companies, such as Sumitomo Electric Industries,
    Hitachi, Furukawa Electric Co. and Fujikura;

  . several European companies, such as Siemens AG and Vacuumschmelze GmbH in Germany, Nordic Superconductor Technologies in Denmark, Alcatel in France, and B.I.C.C. and Oxford Instruments in England; and

  . several companies in the U.S., such as 3M, Intermagnetics General and EURUS Technologies.

  Each of these companies is devoting significant efforts to the development of flexible, long-length HTS wire. Most of these companies, as well as others such as Toshiba, are also developing HTS magnets and/or systems.

  We do not know of any companies currently selling low-temperature SMES products that compete with our SMES products. However, there is a government-sponsored program in Japan to develop SMES systems for power quality applications. ACCEL Instruments GmbH in Germany is also exploring this technology. Our SMES products also compete against:

  . dynamic voltage restorers produced by companies such as Siemens;

  . flywheels under development by various companies around the world;

  . static VAR compensators; and

  . battery-based, uninterruptible power supply systems, which are widely manufactured and used around the world.

  Many of our competitors have substantially greater financial resources, research and development, manufacturing and marketing capabilities than we do. In addition, as the HTS market and the power quality and reliability market develop, other large industrial companies may enter these fields and compete with us.

Patents, Licenses and Trade Secrets

 HTS Patent Background

  Since the discovery of high temperature superconductors in 1986, the HTS industry has been characterized by rapid technical advances, which in turn have resulted in a large number of patents--including overlapping patents-- relating to superconductivity being applied for and granted worldwide. As a result, the patent situation in the field of HTS technology and products is unusually complex.

  An important part of our business strategy is to develop a strong patent position in both the HTS area and the SMES area. Our patent portfolio comprises both patents we own and patents we license from others. We devote substantial resources to building a strong patent position and we believe that we have significantly strengthened our position in the past several years. As of March 31, 2000, we owned (either alone or jointly) over 55 U.S. patents--as compared to 29 as of March 31, 1998--and had over 85 U.S. patent applications (jointly or solely owned) on file. We also held licenses from third parties covering over 50 issued U.S. patents and over 20 U.S. patent applications. We believe that our current patent position, together with our expected ability to obtain licenses from other parties to the extent necessary, provide us with sufficient proprietary rights to enable us to develop and sell HTS and SMES products in the manner contemplated by this prospectus. However, for the reasons described below, there can be no assurance that this will be the case.

  Despite the strength of our patent position, a number of U.S. and foreign patents and patent applications of third parties relate to our current products, to products we are currently developing, or to technology we are now using in the development or production of our products. We may need to acquire licenses to those patents, or to successfully contest the scope or validity of those patents, or to design around patented processes or applications.

  If companies holding patents or patent applications that we need to license are competitors of ours, we believe the strength of our patent portfolio will significantly improve our ability to enter into license or cross-license arrangements with these companies. However, there can be no assurance that we will be able to obtain all necessary licenses from competitors on commercially reasonable terms, or at all.

  We may be required to obtain licenses to some patents and patent applications held by companies or other institutions, such as national laboratories or universities, which are not directly competing with us. Those organizations may not be interested in cross-licensing or, if willing to grant licenses, may charge higher royalties. We have successfully obtained licenses from a number of such organizations, including Lucent Technologies, Superlink of New Zealand, Oak Ridge National Laboratories, and MIT, with royalties we consider reasonable. Based on our past experience, we are optimistic that we will be able to obtain any other necessary licenses on commercially reasonable terms. However, there can be no assurance that we will be able to do so.

  If we are unable to obtain all necessary licenses upon reasonable terms, that could significantly reduce the scope of our business and have a material adverse effect on our results of operations. We do not now know the likelihood of successfully contesting the scope or validity of patents held by others. In any event, we could incur substantial costs in challenging the patents of other companies. Moreover, the nature of HTS patents is such that third parties are likely to challenge some of our patents or patent applications, and we could incur substantial costs in defending the scope and validity of our own patents or patent applications whether or not a challenge is ultimately successful.

  The sections which follow give more detailed information on the different areas related to designing and manufacturing superconducting products:

  . the choice of materials used to make HTS products;

  . the wire processing methods to be applied to those materials and the wire architecture;

  . the components or subsystems to be fabricated and the fabrication methods to be used; and

  . SMES systems.

 Choice of HTS Materials

  At any given time, we will have a preference for using one or a few specific HTS materials in the production of our products. Any HTS material we use is likely to be covered by one or more patents or patent applications held by other parties.

  We have obtained licenses to patents and patent applications covering some HTS materials, including an exclusive license from Superlink and a non-exclusive license from Lucent Technologies. However, we may have to obtain additional licenses to HTS materials.

 HTS Wire Processing and Wire Architecture

  We are concentrating on two main methods for processing HTS materials into wire. One produces multifilamentary composite wire, and the other produces coated conductor wire architecture. Our strategy is to obtain a proprietary position in each of these methodologies through a combination of patents, licensing and proprietary know-how. If alternative processes become more promising in the future, we will also seek to develop a proprietary position in these alternative processes.

  We have filed a number of patent applications that are applicable to multifilamentary and coated conductor wire architecture. Some of these applications have been issued as patents in the United States and abroad, while others are pending. We have acquired an exclusive license from MIT and a nonexclusive license from Oak Ridge National Laboratories to intellectual property relating to coated conductors, and a non-exclusive license from Lucent Technologies relating to the production of multifilamentary composite wire. We also have acquired certain intellectual property rights in the coated conductor area through our collaboration with EPRI.

  We have an exclusive license from MIT under an issued U.S. patent that covers the architecture of multifilamentary composite wire, specifically the composite of HTS ceramics and noble metals such as silver. We have also filed for patents on laminate structures for this wire and on new architectures for coated conductor wire.

  A number of other companies have also filed patent applications, and in some instances have been issued patents, on various aspects of wire processing and wire architecture. To the extent that any of these issued or pending patents might cover the wire processing methodologies or wire architectures we use, we may be required to obtain licenses under those patents.

 HTS Component and Subsystem Fabrication Patents; HTS Application Patents

  We have received several patents and filed a significant number of additional patent applications regarding:

  . the design and fabrication of electromagnetic coils and electromagnets;

  . the integration of these products with an appropriate coolant or cryocooler;

  . the application of these products to specific end uses; and

  . HTS motor and generator designs.

  Since the HTS motor and generator field is relatively new, we believe we are building a particularly strong patent position in this area. A number of other companies have also filed, and in some instances have received, patents on various applications of HTS wire and component and subsystem fabrication methods. If any existing or future patents cover any of these aspects of our operations, we may be required to obtain licenses under those patents.

 SMES Systems

  We have received several patents and filed a significant number of additional patent applications on power quality and reliability systems, including the distributed SMES concept. We have acquired a nonexclusive license from Argonne National Laboratory on a cryogenic connector for SMES applications. We believe we have a strong patent position in the SMES area.

 Trade Secrets

  Some of the important technology used in our operations and products is not covered by any patent or patent application owned by or licensed to us. However, we take steps to maintain the confidentiality of this technology by requiring all employees and all consultants to sign confidentiality agreements and limiting access to confidential information. However, no assurance can be given that these measures will prevent the unauthorized disclosure or use of that information. In addition, there is no assurance that others, including our competitors, will not independently develop the same or comparable technology.

Employees

  As of March 31, 2000, we employed a total of 284 persons, 26 of whom have Ph.D's in material science, physics or related fields. None of our employees are represented by a labor union. We believe that our employee relations are good.

Research and Development

  The Company's research and development expenses in fiscal 2000 were approximately $13,206,000. Adjusted research and development expenses, which consist of company-funded research and development expenses plus research and development expenses related to externally-funded development contracts included in costs of revenue and research and development expenses offset by cost-sharing funding under government contracts, were $22,632,000 in fiscal 2000.

Item 2. Properties

  Our operations are located in approximately 102,000 square feet of space in Westborough, Massachusetts, and approximately 60,000 square feet of space in Middleton, Wisconsin. We occupy our Westborough facility under a lease which expires on May 31, 2003, and we have an option to extend the lease for an additional five-year term. We occupy the Middleton facilities under two leases which expire on December 31, 2003. We also lease an 8,100 square foot facility in Milwaukee, Wisconsin through our acquisition of IE. We announced plans in May 2000 to build a 355,000 square foot facility exclusively dedicated to HTS wire manufacturing at the Devens Commerce Center in Devens, Massachusetts. We expect to occupy the building and begin training new employees in the summer of 2001. Full production is expected to begin in early 2002.

Item 3. Legal Proceedings

  We are not involved in any legal proceedings other than routine litigation incidental to our business which we do not consider material.

Item 4. Submission of Matters to a Vote of Security-Holders.

  No matters were submitted to a vote of the Company's security-holders during the fourth quarter of the fiscal year ended March 31, 2000.

                                  MANAGEMENT

  The tables and biographical summaries set forth below contain certain information with respect to our executive officers:

 Name                   Age                      Position
 ----                   ---                      --------
 Gregory J. Yurek...... 53  President, Chief Executive Officer and Chairman of
                             the Board of Directors
 Roland E. Lefebvre.... 50  Executive Vice President and Chief Operating
                             Officer
 Alexis P. Malozemoff.. 56  Senior Vice President and Chief Technical Officer
 Stanley D. Piekos..... 52  Vice President, Corporate Development, Chief
                             Financial Officer, Treasurer and Secretary
 Ross S. Gibson........ 41  Vice President, Chief Resources Officer
 John B. Howe.......... 43  Vice President, Electric Industry Affairs
 Thomas M. Rosa........ 47  Chief Accounting Officer, Corporate Controller and
                             Assistant Secretary

  Gregory J. Yurek co-founded American Superconductor in 1987 and has been President since March 1989, Chief Executive Officer since December 1989 and Chairman of the Board of Directors since October 1991. Dr. Yurek also served as Vice President and Chief Technical Officer from August 1988 until March 1989 and as Chief Operating Officer from March 1989 until December 1989. Prior to joining American Superconductor, Dr. Yurek was a Professor of Materials Science and Engineering at MIT for 13 years. Dr. Yurek has been a director of American Superconductor since 1987.

  Roland E. Lefebvre joined American Superconductor in May 1996 as our Vice President, Sales and Marketing and was elected our Executive Vice President and Chief Operating Officer in May 1998. Prior to joining American Superconductor, Mr. Lefebvre spent 23 years at General Electric Company in a variety of positions, most recently as General Manager, National Account Sales.

  Alexis P. Malozemoff joined American Superconductor as our Vice President, Research and Development in January 1991 and was elected our Chief Technical Officer in January 1993 and Senior Vice President in May 1998. Prior to joining American Superconductor, Dr. Malozemoff spent 19 years at IBM in a variety of research and management positions, most recently as IBM Research Coordinator for High Temperature Superconductivity.

  Stanley D. Piekos joined American Superconductor in February 1998 as our Chief Financial Officer, Vice President, Corporate Development, Treasurer and Secretary. From June 1994 until February 1998, Mr. Piekos served as Vice President and Chief Financial Officer of Brooks Automation, Inc., a supplier of robotics and controls to the semiconductor production equipment industry. For the nine years prior to June 1994, Mr. Piekos was employed by Helix Technology Corporation, a manufacturer of cryogenic equipment, most recently as Vice President and Chief Financial Officer. During his first fifteen years in business, Mr. Piekos held a variety of positions in financial management and marketing with W.R. Grace & Co., a global manufacturer of specialty chemicals and industrial equipment.

  Ross S. Gibson joined American Superconductor as our Vice President, Human Resources in July 1997 and was elected our Chief Resources Officer in April 2000. From April 1992 until June 1997, Mr. Gibson served in a variety of positions at Cambridge Neuroscience, Inc., most recently as Vice President, Human Resources and Administration and Chief Administrative Officer.
Mr. Gibson has also held positions at Lifeline Systems, Lotus Development and General Motors.

  John B. Howe joined American Superconductor in November 1997 as our Director, Electric Industry Affairs and was elected our Vice President, Electric Industry Affairs in May 1998. From November 1995 until September 1997, Mr. Howe was Chairman of the Massachusetts Department of Public Utilities. For the five and one-half years prior to November 1995, Mr. Howe served in various positions, most recently as Vice President, Regulatory and Government Affairs, for U.S. Generating Company.

  Thomas M. Rosa joined American Superconductor in October 1992 as our Corporate Controller and was elected our Chief Accounting Officer and Assistant Secretary in July 1998. Prior to joining American Superconductor, Mr. Rosa spent 10 years in a variety of financial management positions at Prime Computer, Wang Laboratories and Lockheed Sanders, most recently as Division Controller at Prime Computer.

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters.

  The Company's Common Stock has been quoted on the Nasdaq National Market under the symbol "AMSC" since 1991. The following table sets forth the high and low price per share of the Company's Common Stock as reported on the Nasdaq National Market for the two most recent fiscal years:

                                                           Common
                                                           Stock
                                                           Price
                                                          -------------
                                                          High      Low
                                                          ----      ---
   Fiscal year ended March 31, 1999:
     First quarter....................................... 18 1/4    11 1/2
     Second quarter...................................... 13 5/8     6 3/8
     Third quarter....................................... 12 1/8     6 1/8
     Fourth quarter...................................... 14 5/8     8 3/8
   Fiscal year ended March 31, 2000:
     First quarter....................................... 15 11/16   8 1/2
     Second quarter...................................... 16 3/4    11 13/16
     Third quarter....................................... 28 7/8    15 1/2
     Fourth quarter...................................... 75 1/8     25/3///16/

  The number of shareholders of record on June 2, 2000 was 403.

Item 6. Selected Financial Data.

  The selected consolidated financial data presented below for the fiscal years ended March 31, 2000, 1999 and 1998 have been derived from the Company's consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, independent accountants. The financial data for each of the two fiscal years in the period ended March 31, 1997 have been derived from the combination of the Company's consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, independent accountants, and the SI financial statements that have been audited by other independent accountants. In addition, the combination of the separate audited financial statements of the Company and SI for the two fiscal years in the period ended March 31, 1997 has been audited by PricewaterhouseCoopers LLP. This financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and the other financial information appearing elsewhere in this Annual Report on Form 10-K.

                                            Year ended March 31,
                                   ------------------------------------------
                                    2000     1999     1998     1997     1996
                                   -------  -------  -------  -------  ------
                                   (In thousands, except per share data)
Revenues..........................  15,113   11,257   15,129   10,551  10,764
Net loss.......................... (17,598) (15,326) (12,378) (13,337) (9,698)
Net loss per share................   (1.11)   (1.01)   (1.06)   (1.27)  (0.94)
Total assets...................... 248,914   48,130   19,551   26,581  35,856
Working capital................... 137,581   30,459    5,059      318   5,101
Cash, cash equivalents and long-
 term marketable securities....... 218,655   31,572    8,009   16,031  26,519
Stockholders' equity.............. 240,944   43,958   12,859   16,501  29,780

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  Not Applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

  The response to this item is contained in part under the caption "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K, and in part in the Company's Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended March 31, 2000 (the "2000 Proxy Statement") in the sections "Election of Directors--Nominees," and "Other Matters--Section 16 Beneficial Ownership Reporting Compliance," which sections are incorporated herein by reference.

Item 11. Executive Compensation.

  The response to this item is contained in the 2000 Proxy Statement in the sections "Election of Directors--Directors' Compensation," "--Executive Compensation," "--Employment Agreements with Senior Executives," and "-- Compensation Committee Interlocks and Insider Participation," which sections are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  The response to this item is contained in the 2000 Proxy Statement in the section "Beneficial Ownership of Common Stock," which section is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

  The response to this item is contained in the 2000 Proxy Statement in the section "Election of Directors--Certain Business Relationships," which section is incorporated herein by reference.

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

(b)Reports on Form 8-K.

  The Company filed a report on Form 8-K on January 24, 2000 to request confidential treatment with respect to certain portions related to the 1999 Program Addendum between Pirelli Cavi e Sistemi S.p.A and American Superconductor Corporation dated as of October 1, 1999. No other reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended March 31, 2000.

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

                                                                     Appendix A

                      AMERICAN SUPERCONDUCTOR CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

  American Superconductor Corporation was founded in 1987. We are focused on developing and commercializing high temperature superconducting ("HTS") wires and wire products. In the area of power quality and reliability, we are focused on marketing and selling commercial low temperature superconducting ("LTS") magnetic energy storage ("SMES") devices incorporating low cost, high performance power electronics.

  On April 8, 1997, we acquired Superconductivity, Inc. ("SI"), which is now being operated as our SMES business unit, in a transaction accounted for under the pooling of interests method of accounting. Accordingly, our consolidated financial statements reflect the combined financial operating results and cash flows of both companies as if they had been combined for all periods presented.

  We derive our revenues from contracts to perform research and development, product sales, prototype development contracts, and the monthly fees that we charge customers to rent equipment. We recognize revenues from our research and development and prototype development contracts based on the percentage of completion method measured by the relationship of costs incurred to total contract costs. We recognize revenues from product sales upon shipment, or for some programs, on the percentage of completion method of accounting. We recognize rental revenues as earned.

  Revenues do not include funding from government cost-sharing agreements related to our joint development programs with government agencies. This funding is recorded as an offset to research and development and selling, general, and administrative expenses, as required by government contract accounting guidelines.

                             RESULTS OF OPERATIONS

Fiscal Years Ended March 31, 2000 and March 31, 1999

 Revenues

  Total revenues increased to $15,113,000 in fiscal 2000 from $11,257,000 in fiscal 1999. Revenues from our SMES business unit increased $1,992,000 to $3,502,000 in fiscal 2000 from $1,510,000 in fiscal 1999 as a result of increased SMES product sales. Revenues in our HTS business unit were $11,611,000, or $1,863,000 more than the $9,748,000 recorded in fiscal 1999.
Higher HTS revenues were primarily associated with increased funding from a new Pirelli development program, and higher prototype development revenues from a U.S. Navy contract for the conceptual design of an HTS ship propulsion motor.

  In addition to reported revenues, we also received funding of $1,967,000 in fiscal 2000 under government cost-sharing agreements, compared to $1,953,000 in fiscal 1999. We anticipate that a portion of our funding in the future will continue to come from cost-sharing agreements as we continue to develop joint programs with government agencies. Funding from government cost-sharing agreements is recorded as an offset to research and development and selling, general and administrative expenses, as required by government contract accounting guidelines, rather than as revenue.

 Costs and expenses

  Total costs and operating expenses in fiscal 2000 were $34,586,000 compared to $28,508,000 in fiscal 1999. Costs of revenue, which include costs of research and development contracts and costs of product sales and prototype development contracts, increased to $14,694,000 in fiscal 2000 compared to $12,021,000 in fiscal 1999. This increase reflects the higher SMES product sales and the increase in prototype development revenues.

  Adjusted research and development ("R&D") expenses, which include amounts classified as costs of revenue and amounts offset by cost sharing funding, increased to $22,632,000 in fiscal 2000 from $18,751,000 in fiscal 1999. This increase was due to the continued scale-up of our internal research and development activities in both the HTS and SMES business units, including the hiring of additional personnel, the purchases of materials and equipment and the payment of patent licensing fees. A portion of the R&D expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as R&D expenses). These R&D expenditures that were included as costs of revenue during fiscal 2000 and fiscal 1999 were $8,412,000 and $7,335,000, respectively. This increase was due to the higher level of contract and prototype development revenue in fiscal 2000, compared to fiscal 1999. Additionally, R&D expenses that were offset by cost-sharing funding were $1,014,000 and $1,007,000 in fiscal 2000 and 1999, respectively. Net R&D expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) increased to $13,206,000 in fiscal 2000 from $10,409,000 in fiscal 1999.

  Adjusted selling, general and administrative ("SG&A") expenses, which include amounts classified as costs of revenue and amounts offset by cost sharing funding, were $11,684,000 in fiscal 2000, compared to $9,765,000 in fiscal 1999. These increases were primarily due to the hiring of additional personnel and related expenses incurred to support corporate development and marketing activities and future planned growth. A portion of the SG&A expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as SG&A expenses). SG&A expenditures included as costs of revenue during fiscal 2000 and fiscal 1999 were $4,045,000 and $2,741,000, respectively. This increase was due to the higher level of contract and prototype development revenue in fiscal 2000, compared to fiscal 1999. The SG&A amounts offset by cost-sharing funding were $953,000 and $946,000 in fiscal years 2000 and 1999, respectively. Net SG&A expenditures (exclusive of amounts classified as costs of revenue and amounts offset by cost sharing funding) increased to $6,686,000 in fiscal 2000 from $6,078,000 in fiscal 1999.

 Non-operating expenses

  Interest income decreased to $1,871,000 in fiscal 2000, from $1,921,000 in fiscal 1999. This decrease primarily reflects lower cash, cash equivalents and long-term marketable securities balances available for investment as a result of cash being used to fund our operations and to purchase capital equipment. This was partially offset by increased interest income in March 2000 as a result of our public offering of 3,500,000 shares of common stock on March 6, 2000. We received net proceeds (after the underwriters discount but before deducting offering expenses) of $205,625,000 from this offering.

  Interest expense was $0 in fiscal 2000 compared to $9,800 in fiscal 1999. This decrease reflects the retirement of all long-term debt in fiscal 1999. We expect to continue to incur operating losses in the next year, as we continue to devote significant financial resources to our research and development activities and commercialization efforts.

  We expect to be a party to agreements which, from time to time, may result in costs incurred exceeding expected revenues under such contracts. We may enter into such agreements for a variety of reasons including, but not limited to, entering new product application areas, furthering the development of key technologies, and advancing the demonstration of commercial prototypes in critical market applications.

Fiscal Years Ended March 31, 1999 and March 31, 1998

 Revenues

  Total revenues decreased to $11,257,000 in fiscal 1999 from $15,129,000 in fiscal 1998. Revenues from our SMES business unit declined $2,053,000 to $1,510,000 in fiscal 1999 from $3,563,000 in fiscal 1998. This was due to a decrease in SMES shipments in fiscal 1999 which we believe is attributable to the longer than expected sales cycle associated with industrial power quality SMES sales, and lower rental/other revenues. HTS business unit revenues decreased to $9,748,000 in fiscal 1999 from $11,566,000 in fiscal 1998. This decrease was primarily due to lower prototype development contract revenues.

  In addition to reported revenues, we also received funding of $1,953,000 in fiscal 1999 under government cost-sharing agreements, compared to $1,771,000 in fiscal 1998. Funding from government cost-sharing agreements is recorded as an offset to R&D and SG&A expenses, as required by government contract accounting guidelines, rather than as revenue.

 Costs and expenses

  Total costs and operating expenses in fiscal 1999 were $28,508,000 compared to $27,884,000 in fiscal 1998. Costs of revenue, which include costs of research and development contracts and costs of product sales and prototype development contracts, decreased to $12,021,000 in fiscal 1999, from $14,333,000 in fiscal 1998. This decrease reflects a reduction in SMES shipments and the decrease in prototype development revenues. Cost of revenue in fiscal 1999 was also affected by unfavorable manufacturing variances related to the lower SMES production.

  Adjusted R&D expenses, which include amounts classified as costs of revenue and amounts offset by cost sharing funding, increased to $18,751,000 in fiscal 1999 from $17,048,000 in fiscal 1998. This increase was due to the continued scale-up of our internal research and development activities including the hiring of additional personnel, the purchases of materials and equipment and the payment of patent licensing fees. A portion of the R&D expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as R&D expenses). These R&D expenditures that were included as costs of revenue during fiscal 1999 and fiscal 1998 were $7,335,000 and $7,494,000, respectively. Additionally, R&D expenses that were offset by cost sharing funding were $1,007,000 and $913,000 in fiscal 1999 and 1998, respectively. Net R&D expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost sharing funding) increased to $10,409,000 in fiscal 1999 from $8,641,000 the prior year.

  Adjusted SG&A expenses, which include amounts classified as costs of revenue and amounts offset by cost sharing funding, were $9,765,000 in fiscal 1999 as compared to $9,162,000 in fiscal 1998. These increases were primarily due to the hiring of additional personnel and related expenses incurred to support corporate development and marketing activities and future planned growth. A portion of the SG&A expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as SG&A expenses). SG&A expenditures included as costs of revenue during fiscal 1999 and fiscal 1998 were $2,741,000 and $3,394,000, respectively. The SG&A amounts offset by cost-sharing funding were $946,000 and $858,000 in fiscal years 1999 and 1998, respectively. Net SG&A expenditures (exclusive of amounts classified as costs of revenue and amounts offset by cost sharing funding) increased to $6,078,000 in fiscal 1999 from $4,910,000 the prior year.

 Non-operating expenses

  Interest income increased to $1,921,000 in fiscal 1999, as compared to $782,000 in fiscal 1998. This increase primarily reflects the higher cash balances available for investment as a result of our public offering of 3,504,121 shares of common stock on April 22, 1998. We received net proceeds (after the underwriters discount but before deducting offering expenses) of $46,114,000 from this offering.

  Interest expense decreased to $9,800 in fiscal 1999 compared to $239,000 in fiscal 1998. This decrease reflects the retirement of long-term debt following the offering.

                        LIQUIDITY AND CAPITAL RESOURCES

  At March 31, 2000, we had cash, cash equivalents and long-term marketable securities totaling $218,655,000 compared to cash, cash equivalents and long-term marketable securities totaling $31,572,000 at March 31, 1999. This increase was primarily due to the public offering of 3,500,000 shares of common stock on March 6, 2000. We received net proceeds (after the underwriters discount but before deducting offering expenses) of $205,625,000 from this offering.

  In fiscal 2000, $20,359,000 was used to fund our operations. Additionally, $5,932,000 of cash was used for the purchase of capital equipment, primarily for research and development and manufacturing.

  Long-term accounts receivable of $1,750,000 represents the amount due after March 31, 2001 on the $2,500,000 recognized as revenue in the year ended March 31, 2000 for R&D work performed by us prior to the effective date (October 1, 1999) of the new Pirelli agreement. The $2,500,000 payment by Pirelli for R&D performed before October 1, 1999 is guaranteed by the agreement and is payable in quarterly installments over the five-year period between October 1, 1999 and September 30, 2004.

  We have potential funding commitments of approximately $21,324,000 to be received after March 31, 2000 from strategic partners and government and commercial customers, compared to $10,326,000 at March 31, 1999. However, these commitments, including $2,333,000 on U. S. government contracts and subcontracts as of March 31, 2000, are subject to certain cancellation or buyback provisions.

  Our policy is to invest available funds in short-term, intermediate-term, and long-term investment grade marketable securities, including but not limited to government obligations, repurchase agreements, certificates of deposit and money market funds.

  We believe that our existing capital resources, including the proceeds of our March offering, will be sufficient to fund our operations until we reach profitability and have positive cash flow. However, we may need additional funds sooner than anticipated if our performance deviates significantly from our current business plan, if there are significant changes in competitive or other market factors, or if unforeseen circumstances arise. There can be no assurance that such funds, whether from equity or debt financing, development contracts or other sources, will be available, or available under terms acceptable to us, if at all.

  To date, inflation has not had a material impact on our financial results.

New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

  Statement 133 is effective for fiscal years beginning after June 15, 1999. In June 1999, FASB issued Statement 137 which defers the effective date to fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance. Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). We believe the impact on our financial statements of adopting Statement 133 will be immaterial.

  In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. We have not yet determined the impact, if any, of adopting this interpretation.

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25." This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. We have not yet determined the impact, if any, of adopting this interpretation.

Quantitative and Qualitative Disclosures About Market Risk

  Our exposure to market risk through derivative financial instruments and other financial instruments, such as investments in short-term marketable securities and long-term debt, is not material.

                           FUTURE OPERATING RESULTS

We do not provide forecasts of our future financial performance. However, various statements included herein, as well as other statements made from time to time by our representatives, which relate to future matters (including but not limited to statements concerning our future commercial success) constitute forward looking statements and are made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. There are a number of important factors which could cause our actual results of operations and financial condition in the future to vary from that indicated in such forward looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information set forth below.

We have a history of operating losses and we expect to continue to incur losses in the future.

  We have been principally engaged in research and development activities. We have incurred net losses in each year since our inception. Our net loss for fiscal 1998, fiscal 1999 and fiscal 2000 was $12,378,000, $15,326,000 and
$17,598,000, respectively. Our accumulated deficit as of March 31, 2000 was $106,816,000. We expect to continue to incur operating losses in the next year and there can be no assurance that we will ever achieve profitability.

There are a number of technological challenges that must be successfully addressed before our superconducting products can gain widespread commercial acceptance.

  Many of our products are in the early stages of commercialization and testing, while others are still under development. We do not believe any company has yet successfully developed and commercialized significant quantities of HTS wire or wire products. There are a number of technological challenges that we must successfully address to complete our development and commercialization efforts. For example, we face engineering challenges in producing HTS wire in longer lengths and commercial quantities. We also believe that several years of further development in the cable and motor industries will be necessary before a substantial number of additional commercial applications for our HTS wire in these industries can be developed and proven. We may also need to improve the quality of our HTS wire to expand the number of commercial applications for it. We may be unable to meet such technological challenges. Delays in development, as a result of technological challenges or other factors, may result in the introduction of our products later than anticipated.

The commercial uses of superconducting products are very limited today, and a widespread commercial market for our products may not develop.

  To date, there has been no widespread commercial use of HTS products. Although LTS products are currently used in several commercial applications, commercial acceptance of LTS products, other than for medical magnetic resonance imaging and superconducting magnetic energy storage products, has been significantly limited by the cooling requirements of LTS materials. Even if the technological hurdles currently limiting commercial uses of HTS and LTS products are overcome, it is uncertain whether a robust commercial market for those new and unproven products will ever develop. It is possible that the market demands we currently anticipate for our HTS and LTS products will not develop and that superconducting products will never achieve widespread commercial acceptance.

We expect to spend significant amounts on the expansion of our manufacturing capacity, and our expansion projects may not be successful.

  In anticipation of significantly increased demand for our products, we have announced plans to build a facility exclusively dedicated to HTS wire manufacturing at the Devens Commerce Center in Devens, Massachusetts. Over the next two years, we plan to use a portion of the net proceeds from our March 2000 stock offering to buy land, construct a building and purchase equipment for the new HTS wire manufacturing facility in Devens, and for a new SMES manufacturing facility. We can only estimate the costs of these projects, and the actual costs may be significantly in excess of our estimates. In addition, we may be unable to lease suitable space for our new facilities on commercially acceptable terms, the completion of those new facilities may be delayed, or we may experience start-up difficulties or other problems once those facilities become operational. Finally, if increased demand for our products does not materialize, we will not generate sufficient revenue to offset the cost of establishing and operating these facilities.

We have no experience manufacturing our products in commercial quantities.

  To be financially successful, we will have to manufacture our products in commercial quantities at acceptable costs while also preserving the quality levels achieved in manufacturing these products in limited quantities. This presents a number of technological and engineering challenges for us. We cannot assure you that we will be successful in developing product designs and manufacturing processes that permit us to manufacture our HTS and SMES products in commercial quantities at commercially acceptable costs while preserving quality. In addition, we may incur significant start-up costs and unforeseen expenses in our product design and manufacturing efforts.

We have historically focused on research and development activities and have limited experience in marketing and selling our products.

  We have been primarily focused on research and development of our superconducting products. Consequently, our management team has limited experience directing our commercialization efforts which are essential to our future success. To date, we only have limited experience marketing and selling our products, and there are very few people anywhere who have significant experience marketing or selling superconducting products. Once our products are ready for commercial use, we will have to develop a marketing and sales organization that will effectively demonstrate the advantages of our products over both more traditional products and competing superconducting products or other technologies. We may not be successful in our efforts to market this new and unfamiliar technology, and we may not be able to establish an effective sales and distribution organization.

  We may decide to enter into arrangements with third parties for the marketing or distribution of our products, including arrangements in which our products, such as HTS wire, are included as a component of a larger product, such as a motor. We have entered into a marketing and sales alliance with GE Industrial Systems giving GE the exclusive right to offer our Distributed-SMES (D-SMES) product line in the United States to utilities and the right to sell industrial Power Quality-SMES (PQ-SMES) systems to certain of GE's global industrial accounts. By entering into marketing and sales alliances, the financial benefits to us of commercializing our products are dependent on the efforts of others. We may not be able to enter into marketing or distribution arrangements with third parties on financially acceptable terms, and third parties may not be successful in selling our products or applications incorporating our products.

We depend on our strategic relationships with our corporate partners for the successful development and marketing of applications for our superconducting products.

  Our business strategy depends upon strategic relationships with corporate partners, which are intended to provide funding and technologies for our development efforts and assist us in marketing and distributing our products. Although we currently are party to a number of strategic relationships, we may not be able to maintain these relationships, and these relationships may not be technologically or commercially successful.

  We have an agreement with Pirelli relating to HTS wire for cables used to transmit both electric power and control signals. In general, we are obligated to sell our HTS cable wire exclusively to Pirelli, and Pirelli is obligated to buy this HTS wire exclusively from us or to pay us royalties for any of this wire that it manufactures for use in these applications anywhere in the world other than Japan. Pirelli continues to provide us with substantial funding and has been critical in assisting us in the development and commercialization of HTS cable wire. Consequently, we are significantly dependent on Pirelli for the commercial success of this cable wire in these applications.

  As we move toward commercialization of several of our products, we plan to use strategic alliances as an important means of marketing and selling our products. We have entered into a marketing and sales alliance with GE giving GE the exclusive right to offer our D-SMES product line in the United States to utilities and the right to sell industrial PQ-SMES systems to certain of GE's global industrial accounts. Any strategic relationships established may not provide us with the commercial benefits we anticipate. See "Business-- Strategic Relationships, Research Arrangements and Government Contracts" for a description of our significant strategic relationships.

Our products face intense competition both from superconducting products developed by others and from traditional, non-superconducting products and alternative technologies.

  As we begin to market and sell our superconducting products, we will face intense competition both from competitors in the superconducting field and from vendors of traditional products and new technologies. There are many companies in the United States, Europe, Japan and Australia engaged in the development of HTS products, including 3M, Siemens, Alcatel and Sumitomo Electric Industries. The superconducting industry is characterized by rapidly changing and advancing technology. Our future success will depend in large part upon our ability to keep pace with advancing HTS and LTS technology and developing industry standards. In addition, our SMES products compete with a variety of non-superconducting products such as dynamic voltage restorers and battery-based power supply systems. Research efforts and technological advances made by others in the superconducting field or in other areas with applications to the power quality and reliability markets may render our development efforts obsolete. Many of our competitors have substantially greater financial resources, research and development, manufacturing and marketing capabilities than we have. In addition, as the HTS, power quality and power reliability markets develop, other large industrial companies may enter those fields and compete with us. See "Business--Competition" for more information on the competition we face.

Third parties have or may acquire patents that cover the high temperature superconducting materials we use or may use in the future to manufacture our products.

  We expect that some or all of the HTS materials and technologies we use in designing and manufacturing our products are or will become covered by patents issued to other parties, including our competitors. If that is the case, we will need either to acquire licenses to these patents or to successfully contest the validity of these patents. The owners of these patents may refuse to grant licenses to us, or may be willing to do so only on terms that we find commercially unreasonable. If we are unable to obtain these licenses, we may have to contest the validity or scope of those patents to avoid infringement claims by the owners of these patents. It is possible that we will not be successful in contesting the validity or scope of a patent, or that we will not prevail in a patent infringement claim brought against us. Even if we are successful in such a proceeding, we could incur substantial costs and diversion of management resources in prosecuting or defending such a proceeding. See "Business--Patents, Licenses and Trade Secrets" for more information on this subject.

There are numerous patents issued in the field of superconducting materials and our patents may not provide meaningful protection for our technology.

  We own or have licensing rights under many patents and pending patent applications. However, the patents that we own or license may not provide us with meaningful protection of our technologies, and may not prevent our competitors from using similar technologies, for a variety of reasons, such as:

  . the patent applications that we or our licensors file may not result in patents being issued;

  . any patents issued may be challenged by third parties; and

  . others may independently develop similar technologies not protected by our patents or design around the patented aspects of any technologies we develop.

  Moreover, we could incur substantial litigation costs in defending the validity of our own patents. We also rely on trade secrets and proprietary know-how to protect our intellectual property. However, our non-disclosure agreements and other safeguards may not provide meaningful protection for our trade secrets and other proprietary information. See "Business--Patents, Licenses and Trade Secrets" for more information on this subject.

Our success is dependent upon attracting and retaining qualified personnel.

  Our success will depend in large part upon our ability to attract and retain highly qualified research and development, management, manufacturing, marketing and sales personnel. Hiring those persons may be especially difficult due to the specialized nature of our business. In addition, the demand for qualified personnel is particularly acute in the New England and Wisconsin areas, where most of our operations are located, due to the currently low unemployment rate in these regions.

  We are particularly dependent upon the services of Dr. Gregory J. Yurek, our co-founder and our Chairman of the Board, President and Chief Executive Officer, and Dr. Alexis P. Malozemoff, our Chief Technical Officer. The loss of the services of either of those individuals could significantly damage our business and prospects.

                                                                     Appendix B

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of American Superconductor
 Corporation:

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2000 present fairly, in all material respects, the financial position of American Superconductor Corporation (the "Company") at March 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

May 15, 2000

                      AMERICAN SUPERCONDUCTOR CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                           March 31,
                                                   ---------------------------
                                                       2000           1999
                                                   -------------  ------------
                      ASSETS
Current assets:
  Cash and cash equivalents....................... $ 126,917,768  $ 24,969,142
  Accounts receivable.............................     7,317,009     4,099,211
  Inventory.......................................     9,246,950     5,024,552
  Prepaid expenses and other current assets.......       809,129       538,485
                                                   -------------  ------------
    Total current assets..........................   144,290,856    34,631,390
Property and equipment:
  Equipment.......................................    20,300,734    15,159,313
  Furniture and fixtures..........................     1,670,029     1,243,894
  Leasehold improvements..........................     3,006,814     2,657,188
                                                   -------------  ------------
                                                      24,977,577    19,060,395
Less: accumulated depreciation....................   (15,199,346)  (12,945,765)
                                                   -------------  ------------
Property and equipment, net.......................     9,778,231     6,114,630
Long-term marketable securities...................    91,737,449     6,602,829
Long-term accounts receivable.....................     1,750,000           --
Net investment in sales-type lease................       279,110       287,110
Other assets......................................     1,078,610       494,344
                                                   -------------  ------------
    Total assets.................................. $ 248,914,256  $ 48,130,303
                                                   =============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses........... $   6,339,023  $  4,171,948
  Deferred revenue................................       371,250           --
                                                   -------------  ------------
    Total current liabilities.....................     6,710,273     4,171,948
Long-term deferred revenue........................     1,259,883           --
Commitments (Note 9)
Stockholders' equity:
  Common stock, $.01 par value
   Authorized shares-50,000,000; issued and
    outstanding shares-19,734,714 in 2000 and
    15,378,656 in 1999............................       197,347       153,787
   Additional paid-in capital.....................   348,903,034   134,030,618
  Deferred compensation...........................      (530,333)          --
  Deferred contract costs.........................      (637,552)   (1,018,391)
  Accumulated other comprehensive income (loss)...      (172,515)       10,392
  Accumulated deficit.............................  (106,815,881)  (89,218,051)
                                                   -------------  ------------
Total stockholders' equity........................   240,944,100    43,958,355
                                                   -------------  ------------
Total liabilities and stockholders' equity........ $ 248,914,256  $ 48,130,303
                                                   =============  ============

   The accompanying notes are an integral part of the consolidated financial statements.

                      AMERICAN SUPERCONDUCTOR CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Year ended March 31,
                                      ----------------------------------------
                                          2000          1999          1998
                                      ------------  ------------  ------------
Revenues:
  Contract revenue................... $ 10,438,700  $  9,238,013  $  9,273,901
  Product sales and prototype
   development contracts.............    4,620,825     1,888,426     5,013,008
  Rental/other revenue ..............       53,610       130,863       841,903
                                      ------------  ------------  ------------
    Total revenues...................   15,113,135    11,257,302    15,128,812
Costs and expenses:
  Costs of revenue ..................   14,694,183    12,020,623    14,332,712
  Research and development...........   13,206,073    10,409,414     8,641,102
  Selling, general and
   administrative....................    6,685,593     6,078,243     4,910,102
                                      ------------  ------------  ------------
    Total costs and expenses.........   34,585,849    28,508,280    27,883,916
Merger related fees..................          --            --       (154,744)
Interest income......................    1,870,541     1,921,373       781,599
Interest expense.....................          --         (9,827)     (238,625)
Other income (expense), net..........        4,343        13,256       (11,314)
                                      ------------  ------------  ------------
Net loss............................. $(17,597,830) $(15,326,176) $(12,378,188)
                                      ============  ============  ============
Net loss per common share
  Basic.............................. $      (1.11) $      (1.01) $      (1.06)
                                      ============  ============  ============
  Diluted............................ $      (1.11) $      (1.01) $      (1.06)
                                      ============  ============  ============
Weighted average number of common
 shares outstanding
  Basic..............................   15,820,074    15,131,679    11,658,034
                                      ============  ============  ============
  Diluted............................   15,820,074    15,131,679    11,658,034
                                      ============  ============  ============


   The accompanying notes are an integral part of the consolidated financial statements.

                      AMERICAN SUPERCONDUCTOR CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Year ended March 31,
                                       ----------------------------------------
                                           2000          1999          1998
                                       ------------  ------------  ------------
Cash flows from operating activities:
 Net loss............................  $(17,597,830) $(15,326,176) $(12,378,188)
 Adjustments to reconcile net loss to
  net cash used by operations:
  Merger with AET....................           --            --        (90,569)
  Forgiveness of notes receivable....           --            --        349,368
  Depreciation and amortization......     2,253,581     1,939,189     2,113,617
  Loss (gain) on disposals of
   property and equipment............           --            --         24,569
  Deferred compensation expense......       106,067           --         25,480
  Deferred warrant costs.............       444,862       328,263       260,679
  Stock compensation expense.........        96,962       204,511        90,842
  Changes in operating asset and
   liability accounts:
   Accounts receivable...............    (4,967,798)   (1,107,576)     (462,031)
   Inventory.........................    (4,222,398)   (1,794,579)      159,289
   Prepaid expenses and other current
    assets...........................      (270,644)        6,943      (205,631)
   Accounts payable and accrued
    expenses.........................     2,167,075       838,486    (1,877,010)
   Note payable-line of credit.......           --            --       (875,000)
   Deferred revenue--current and
    long-term........................     1,631,133      (187,285)   (1,974,510)
                                       ------------  ------------  ------------
    Net cash used by operating
     activities......................   (20,358,990)  (15,098,224)  (14,839,095)
Cash flows from investing activities:
  Notes receivable...................           --            --        (18,951)
  Repayment of notes receivable......           --            --         53,190
  Purchase of property and
   equipment.........................    (5,932,079)   (3,613,900)   (2,889,245)
  Purchase of long-term marketable
   securities........................   (85,302,630)     (442,334)   (3,000,000)
  Sale of long-term marketable
   securities........................                         --     12,455,443
  Net investment in sales-type
   lease.............................         8,000        58,830      (345,940)
  Decrease (increase) in other
   assets............................      (584,266)     (488,177)       35,861
                                       ------------  ------------  ------------
    Net cash (used in) provided by
     investing activities............   (91,810,975)   (4,485,581)    6,290,358
Cash flows from financing activities:
  Payments on notes payable..........           --        (29,609)     (643,819)
  Payments on long-term debt.........           --     (3,141,793)        4,693
  Net proceeds from issuance of
   common stock......................   214,118,591    45,882,207    10,453,045
                                       ------------  ------------  ------------
    Net cash provided by financing
     activities......................   214,118,591    42,710,805     9,813,919
Net increase (decrease) in cash and
 cash equivalents....................   101,948,626    23,127,000     1,265,182
Cash and cash equivalents at
 beginning of year...................    24,969,142     1,842,142       584,804
Effect of SI's excluded results......           --            --         (7,844)
                                       ------------  ------------  ------------
Cash and cash equivalents at end of
 year................................  $126,917,768  $ 24,969,142  $  1,842,142
                                       ============  ============  ============
Supplemental schedule of cash flow
 information:
  Cash paid for interest.............  $          0  $    119,789  $    135,906
  Noncash issuance of common stock...  $    203,029  $    204,511  $    165,954

   The accompanying notes are an integral part of the consolidated financial statements.

                      AMERICAN SUPERCONDUCTOR CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       Common Stock
                    -------------------
                                         Additional                 Deferred        Other                        Total
                      Number     Par      Paid-in       Deferred    Contract    Comprehensive  Accumulated   Stockholders'
                    of Shares   Value     Capital     Compensation    Costs     Income (Loss)    Deficit        Equity
                    ---------- -------- ------------  ------------ -----------  ------------- -------------  -------------
Balance at March
 31, 1997.......... 10,505,118  105,051   76,388,679     (25,480)     (557,265)    (153,553)    (59,256,719) $ 16,500,713
 Exercise of stock
  options..........    166,794    1,668      511,385                                                              513,053
 Investment by
  EDF..............  1,000,000   10,000    9,929,994                                                            9,939,994
 Merger with AET...     68,306      683        9,317                                               (100,569)      (90,569)
 Stock compensation
  expense..........      9,075       91       90,751                                                               90,842
 Amortization of
  deferred
  compensation.....                                       25,480                                                   25,480
 Deferred warrant
  costs............                          953,638                  (953,638)                                         0
 Amortization of
  deferred
  warrant costs....                            3,035                   182,457                                    185,492
 Exercise of
  warrants.........      7,500       75       75,112                                                               75,187
 Unrealized gain on
  investments......                                                                 176,367                       176,367
 Cumulative
  translation
  adjustment.......                                                                 (22,906)                      (22,906)
 Effect of SI's
  excluded
  results..........                                                                              (2,156,399)   (2,156,399)
 Net loss..........                                                                             (12,378,188)  (12,378,188)
                    ---------- -------- ------------   ---------   -----------    ---------   -------------  ------------
Balance at March
 31, 1998.......... 11,756,793 $117,568 $ 87,961,911   $     --    $(1,328,446)   $     (92)  $ (73,891,875) $ 12,859,066
 Exercise of stock
  options..........     99,976    1,000      266,250                                                              267,250
 Secondary public
  offering of
  common stock.....  3,504,121   35,041   45,579,916                                                           45,614,957
 Stock compensation
  expense..........     17,766      178      204,333                                                              204,511
 Amortization of
  deferred warrant
  costs............                           18,208                   310,055                                    328,263
 Unrealized loss on
  investments......                                                                  (6,535)                       (6,535)
 Cumulative
  translation
  adjustment.......                                                                  17,019                        17,019
 Net loss..........                                                                             (15,326,176)  (15,326,176)
                    ---------- -------- ------------   ---------   -----------    ---------   -------------  ------------
Balance at March
 31, 1999.......... 15,378,656 $153,787 $134,030,618   $     --    $(1,018,391)   $  10,392   $ (89,218,051) $ 43,958,355
 Exercise of stock
  options..........    692,737    6,927    9,051,762                                                            9,058,689
 Secondary public
  offering of
  common stock.....  3,500,000   35,000  205,024,902                                                          205,059,902
 Exercise of stock
  warrants.........     82,264      823         (823)                                                                   0
 Deferred
  compensation.....     74,000      740      635,660    (636,400)                                                       0
 Amortization of
  deferred
  compensation.....                                      106,067                                                  106,067
 Stock compensation
  expense..........      7,057       70       96,892                                                               96,962
 Amortization of
  deferred
  warrant costs....                           64,023                   380,839                                    444,862
 Unrealized loss on
  investments......                                                                (168,010)                     (168,010)
 Cumulative
  translation
  adjustment.......                                                                 (14,897)                      (14,897)
 Net loss..........                                                                             (17,597,830)  (17,597,830)
                    ---------- -------- ------------   ---------   -----------    ---------   -------------  ------------
Balance at March
 31, 2000.......... 19,734,714 $197,347 $348,903,034   $(530,333)  $  (637,552)   $(172,515)  $(106,815,881) $240,944,100
                    ========== ======== ============   =========   ===========    =========   =============  ============

   The accompanying notes are an integral part of the consolidated financial statements.

                      AMERICAN SUPERCONDUCTOR CORPORATION

                       NOTES TO CONSOLIDATED STATEMENTS

1. Nature of the Business

  American Superconductor Corporation (the "Company"), which was formed on April 9, 1987, is a world leader in developing and manufacturing products using superconducting materials for electric power applications. The focus of the Company's development and commercialization efforts is on electrical equipment for use by electric utilities and industrial users of electrical power. For large-scale applications, the Company's development efforts are focused on high temperature superconducting ("HTS") power transmission cables, motors, transformers, generators and fault current limiters. In the area of industrial power quality and transmission network power reliability, the Company is focused on marketing and selling low temperature superconducting magnetic energy storage ("SMES") devices and on development and commercialization of new SMES products. The Company operates in two business segments.

  The Company has devoted a significant part of its efforts to research and development. The Company has recorded contract revenue related to research and development contracts of $10,438,700, $9,238,013 and $9,273,901 for the fiscal years ended March 31, 2000, 1999 and 1998, respectively. As discussed in Note 10, a significant portion of this contract revenue relates to development contracts with two companies, Pirelli Cavi E Sistemi S.p.A. ("Pirelli") and Electricite de France ("EDF"), which (through affiliated companies) are stockholders of the Company. Included in costs of revenue are research and development expenses of approximately $8,412,000, $7,335,000 and $7,494,000 for the fiscal years ended March 31, 2000, 1999 and 1998, respectively. Selling, general and administrative expenses included as costs of revenue for the fiscal years ended March 31, 2000, 1999 and 1998, were approximately $4,045,000, $2,741,000 and $3,394,000, respectively.

2. Summary of Significant Accounting Policies

  A summary of the Company's significant accounting policies follows:

 Basis of Presentation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances are eliminated. As described more fully in Note 3, on April 8, 1997, the Company acquired Superconductivity, Inc. ("SI") through the merger of a wholly owned subsidiary of the Company into SI. Effective with the merger, SI's fiscal year end was changed to March 31 to conform with ASC's fiscal year end. The audited results of SI's operations for the twelve month period ended December 31, 1996 were included in the Company's results of operations for the fiscal year ended March 31, 1997. As a result, SI's cash flow activity for the three months ended March 31, 1997 is listed as "Effect of SI's excluded results" on the Consolidated Statement of Cash Flows for the period ended March 31, 1998 to account for the difference in the beginning cash and cash equivalents between December 31, 1996 and March 31, 1997.

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

 Cash Equivalents

  The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of government obligations, short-term certificates of deposit, repurchase agreements, and other debt instruments.

                      AMERICAN SUPERCONDUCTOR CORPORATION

 Accounts Receivable

  Due to scheduled billing requirements specified under certain contracts, a portion of the Company's accounts receivable balance at March 31, 2000 and 1999 was unbilled. The unbilled portion included in the accounts receivable balance was approximately $4,419,000 or 60% of total accounts receivable and $1,695,000 or 41% of total accounts receivable at March 31, 2000 and 1999, respectively. The Company expects most of the unbilled balance at March 31, 2000 to be billed in the first quarter of the fiscal year ending March 31, 2001, excluding the unbilled receivable associated with the Pirelli development contract that is billable and collectable over the next 12 months.

 Long-term Accounts Receivable

  Long-term accounts receivable consist of amounts due more than 12 months from the balance sheet date. The $1,750,000 account balance represents the amount due after March 31, 2001 on the $2,500,000 recognized as revenue in the year ended March 31, 2000 for R&D work performed by the Company prior to the effective date (October 1, 1999) of the new Pirelli agreement. The $2,500,000 of revenue recognized from Pirelli for R&D performed before October 1, 1999 is guaranteed by the agreement and is payable in quarterly installments over the five-year period between October 1, 1999 and September 30, 2004.

 Long-term Marketable Securities

  Long-term marketable securities, with original maturities of more than 12 months when purchased, consist primarily of U.S. Treasury Notes, U.S. government agency securities, corporate bonds and other debt securities, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such classification as of each balance sheet date.

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

                      AMERICAN SUPERCONDUCTOR CORPORATION

 Other Assets

  Other assets at March 31, 2000 and 1999 consisted of the following:

                                                               2000      1999
                                                            ---------- --------
     Licenses.............................................. $  940,747 $590,747
     Patents...............................................    570,950  274,485
     Deposits..............................................     60,649   15,734
                                                            ---------- --------
                                                             1,572,346  880,966
     Less: accumulated amortization........................    493,736  386,622
                                                            ---------- --------
                                                            $1,078,610 $494,344
                                                            ========== ========

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

  Effective November 17, 1999, the Company signed an agreement with Massachusetts Institute of Technology ("MIT") granting the Company an exclusive, royalty-bearing, worldwide license for second-generation wire, tape, and conductors made under an MIT patent and patent application. The license is exclusive until the first to occur of eight years after the first commercial sale of a licensed product or eight years after the first commercial use of a licensed process, or November 17, 2010. Thereafter the license remains exclusive as long as running royalties paid to MIT remain above a certain amount per year, or becomes non-exclusive until the end of the term of the patent rights.

  Effective March 1, 2000, the Company signed an agreement with Oak Ridge National Laboratory ("ORNL") granting the Company a royalty-bearing, non-exclusive, worldwide license for second-generation superconductor wire or tape made under ORNL patents and patent applications. The license runs from March 1, 2000 until the expiration of the last-to-expire licensed patent.

 Revenue Recognition

  The Company has entered into contracts to perform research and development (see Note 10). Revenues from these contracts and prototype development contracts are recognized utilizing the percentage of completion method, measured by the relationship of costs incurred to total contract costs. Costs include direct engineering and development costs and applicable overhead. The Company recognizes its revenue on product sales upon shipment, or, for certain contracts, on the percentage of completion method of accounting measured by the relationship of total costs to total contract costs. Customer deposits are recorded as deferred revenue until the related sales are recognized. The Company rents equipment to customers on a monthly basis and recognizes rental income as it is earned.

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

 Computation of Net Loss per Common Share

  The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" effective for the quarter ended December 31, 1997. SFAS No. 128 requires presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes dilution and is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares include the effect of the exercise of stock options and warrants. For the years ended March 31, 2000, 1999 and 1998, common equivalent shares of 1,788,401, 655,843 and 736,249, respectively were not included in the calculation of diluted EPS as they were considered antidilutive.

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

  The Company invests its cash and cash equivalents with high-credit, quality financial institutions and invests primarily in investment grade-marketable securities, including, but not limited to, government obligations, repurchase agreements, and money market funds.

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

                      AMERICAN SUPERCONDUCTOR CORPORATION

  All fees and expenses related to the merger were expensed as required under the pooling of interests accounting method. Charges of $75,767 in fiscal 1998 have been recorded in the consolidated statement of operations reflecting merger expenses incurred in that period. Merger expenses consist principally of financial advisory, legal and accounting fees.

4. Long-term Marketable Securities

  Long-term marketable securities at March 31, 2000 and 1999 consisted of the following:

  U.S. government and government agency securities and corporate bonds

                                                           2000         1999
                                                        -----------  ----------
     Aggregate Cost.................................... $91,879,288  $6,576,658
     Fair Value........................................  91,737,449   6,602,829
     Gross Unrealized Gain (Loss)...................... $  (141,839) $   26,171

  The Company's long-term marketable securities are classified as available-for-sale securities and, accordingly, are recorded at amortized cost plus accrued interest which approximates fair value. The difference between cost and fair value is included in stockholders' equity. All of these securities mature in one to three years.

5. Inventories

  Inventories at March 31, 2000 and 1999 consisted of the following:

                                                              2000       1999
                                                           ---------- ----------
     Raw materials........................................ $3,819,059 $1,754,654
     Work-in-progress.....................................  4,826,081  1,843,323
     Finished goods.......................................    601,810  1,426,575
                                                           ---------- ----------
                                                           $9,246,950 $5,024,552
                                                           ========== ==========

6. Accounts payable and accrued expenses

  Accounts payable and accrued expenses at March 31, 2000 and 1999 consisted of the following:

                                                             2000       1999
                                                          ---------- ----------
     Accounts payable.................................... $3,230,176 $2,921,028
     Accrued employee expenses...........................    645,384         --
     Accrued executive bonus.............................    694,363    274,009
     Accrued expenses....................................  1,221,680    562,020
     Accrued vacation....................................    547,420    414,891
                                                          ---------- ----------
                                                          $6,339,023 $4,171,948
                                                          ========== ==========

                      AMERICAN SUPERCONDUCTOR CORPORATION

7. Income Taxes

  The reconciliation between the statutory federal income tax rate and the Company's effective income tax rate is shown below.

                                                               March 31
                                                            ------------------
                                                            2000   1999   1998
                                                            ----   ----   ----
     Statutory federal income tax rate..................... (34)%  (34)%  (34)%
     State income taxes, net federal benefit...............  (6)%   (6)%   (6)%
     Nondeductible expenses................................   1 %    1 %    1 %
     Research & development credit.........................  (2)%   (4)%   (1)%
     Valuation allowance...................................  41 %   43%    41 %
                                                            ---    ---    ---
     Effective income tax rate.............................   0 %    0 %    0 %
                                                            ===    ===    ===

  The principal components of the Company's deferred tax liabilities and assets were the following:

                                                             March 31
                                                     --------------------------
                                                         2000          1999
                                                     ------------  ------------
Deferred tax assets:
  Net operating loss carryforward................... $ 42,776,000  $ 32,815,000
  Research and development and other credits........    1,845,000     2,597,000
  Depreciation and other............................   1,071, 000      995, 000
  Valuation allowance...............................  (45,692,000)  (36,407,000)
                                                     ------------  ------------
    Net.............................................          --            --
                                                     ============  ============

  At March 31, 2000 the Company had available for federal income tax purposes net operating loss carryforwards of approximately $109,336,000, which expire in years 2005 through 2019. This includes approximately $15,086,000 of SI acquired net operating losses which begin to expire in 2003 and their utilization by the Company will be subject to annual limitations. The Company has recorded a deferred tax asset of approximately $3,456,000 reflecting the benefit of deductions from the exercise of stock options. This deferred tax asset has been fully reserved until it is more likely than not that the tax benefit from the exercise of stock options will be realized. The benefit from this $3,456,000 will be recorded as a credit to additional paid-in capital when realized. Research and development and other credit carryforwards amounting to approximately $1,845,000 are available to offset federal and state income taxes and expire in years 2005 through 2019. Under current tax law, the utilization of net operating loss carryforwards may be subject to annual limitations in the event of certain changes in ownership.

8. Stockholders' Equity

  In April 1997, the Company entered into a strategic alliance agreement with an affiliate of EDF under which that affiliate purchased one million shares of the Company's common stock at $10 per share.

 The Offerings

  On March 6, 2000 the Company completed a public offering of 3,500,000 shares of its common stock and received net proceeds (after the underwriters discount but before deducting offering expenses) of $205,625,000. On April 22, 1998 the Company completed a public offering of 3,504,121 shares of its common stock and received net proceeds (after the underwriters discount but before deducting offering expenses) of $46,114,000, of which approximately $3,142,000 was used to retire the Company's subordinated notes.

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

                                                  For the fiscal years ended
                                                          March 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
     Net loss (in thousands)......... As reported $(17,598) $(15,326) $(12,378)
                                      Pro forma   $(21,368) $(17,960) $(13,725)
     Loss per share.................. As reported $  (1.11) $  (1.01) $  (1.06)
                                      Pro forma   $  (1.35) $  (1.19) $  (1.18)

  The pro forma amounts include the effects of all activity under the Company's stock-based compensation plans since April 1, 1997. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants; a weighted average risk free interest rate of 6.0%, 5.3% and 5.6% in fiscal 2000, fiscal 1999 and fiscal 1998, respectively; expected stock price volatility of 65% for fiscal 2000, 60% for fiscal 1999 and 50% for fiscal 1998; no dividends; and a weighted average life of the options of 5 years. The weighted average fair value of options granted during fiscal 2000, fiscal 1999 and fiscal 1998 was $7.45 per share, $7.36 per share and $5.74 per share, respectively. The above amounts may not be indicative of future expense because amounts are recognized over the vesting period and the Company expects it will have additional grants and related activity under these plans in the future.

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

                      AMERICAN SUPERCONDUCTOR CORPORATION

  The following table summarizes information about stock options outstanding at March 31, 2000.

                 Outstanding                        Exercisable
     -------------------------------------------------------------------
                                Weighted
                                 Average   Weighted             Weighted
     Range of        Number     Remaining  Average    Number    Average
     Exercise      Outstanding Contractual Exercise Exercisable Exercise
     Price         at 3/31/00     Life      Price   at 3/31/00   Price
     --------      ----------- ----------- -------- ----------- --------
     $ 0.00- 5.89         329      0.1     $  0.76         329   $ 0.76
       5.89-11.78   1,835,732      7.3       10.03     519,534     8.96
      11.78-17.66   1,133,530      7.4       12.91     430,188    13.25
      17.66-23.55     455,130      4.1       20.35     448,130    20.38
      23.55-52.99           0      0.0        0.00           0     0.00
      52.99-58.88      40,000      9.9      58. 88           0     0.00
                    ---------              -------  ----------   ------
     $ 0.00-58.88   3,464,721              $ 12.62   1,398,181   $13.96
                    =========                       ==========

  The following table summarizes the information concerning currently outstanding and exercisable options:

                                                            Weighted
                                                            average
                                                            Exercise   Number
                                                  Shares     Price   Exercisable
                                                 ---------  -------- -----------
     Outstanding at March 31, 1997.............. 2,545,665   $13.28     896,895
                                                 ---------   ------   ---------
       Granted..................................   576,450    10.56
       Exercised................................  (166,794)    1.81
       Canceled.................................  (330,831)   17.93
                                                 ---------   ------   ---------
     Outstanding at March 31, 1998.............. 2,624,490   $12.63   1,215,883
       Granted..................................   765,550    12.08
       Exercised................................   (99,976)    2.67
       Canceled.................................   (54,538)   11.51
                                                 ---------   ------   ---------
     Outstanding at March 31, 1999.............. 3,235,526   $12.82   1,563,057
       Granted..................................   946,750    13.11
       Exercised................................  (692,737)   13.10
       Canceled.................................   (24,818)   10.42
                                                 ---------   ------   ---------
     Outstanding at March 31, 2000.............. 3,464,721   $12.86   1,398,191
                                                 =========   ======   =========
     Available for grant at March 31, 2000                              663,857
                                                                      =========

 Stock Purchase Warrants

  The Company recorded an increase to additional paid-in capital and a corresponding charge to deferred warrant costs of approximately $336,000 in January 1998 related to the issuance of stock purchase warrants for 250,500 shares of common stock at an exercise price of $10.20 per share which become exercisable over a five-year period following the date of grant. These warrants were granted in consideration of ongoing financial services being provided to the Company. Expense related to these warrants was approximately $67,000, $67,000 and $17,000 for the fiscal years ended March 31, 2000, 1999 and 1998, respectively.

  The Company also granted warrants in 1996 and 1998 to the Electric Power Research Institute (EPRI). See note 10.

                      AMERICAN SUPERCONDUCTOR CORPORATION

9. Commitments

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

  In October 1992, the Company entered into a five-year collaborative technology development agreement with Superlink Joint Venture ("Superlink"). In October 1997, the Company extended the technology development agreement with Superlink for an additional six-year period through September 2003, with payments by the Company totaling $220,000 due the first year and payments of $300,000 due each year for the next five years. The Company has the right to terminate this agreement under certain conditions.

  The Company signed an agreement with Massachusetts Institute of Technology ("MIT") effective November 17, 1999 that granted the Company an exclusive, royalty-bearing, worldwide license for second-generation HTS wire, tape, and conductors. Minimum payments under the license agreement are $25,000 per year for a four-year period.

  Rent expense under the leases mentioned above and research and development expenses related to the technology agreement with Superlink Joint Venture were as follows:

                                                    2000       1999      1998
                                                 ---------- ---------- --------
     Rent expense............................... $1,228,000 $1,154,000 $531,546
                                                 ---------- ---------- --------
     Research and development expenses.......... $  300,000 $  220,000 $260,593
                                                 ---------- ---------- --------

  Minimum future lease and license fee commitments at March 31, 2000 were as follows:

     For the years ended March 31                                        Total
     ----------------------------                                      ---------
     2001............................................................. 1,310,874
     2002............................................................. 1,310,874
     2003............................................................. 1,310,874
     2004.............................................................   445,436

10. Research and Development Agreements

  In December 1999, the Company extended its development contract with Pirelli Cables and Systems, a stockholder of the Company, to jointly develop high temperature superconducting cable wires. Pirelli agreed to provide the Company with up to $13,800,000 in additional funding over the five-year period between October 1, 1999 and September 30, 2004. $3,500,000 of that funding was recognized as revenue in fiscal 2000, of which $2,500,000 was for R&D work performed by the Company prior to the effective date (October 1, 1999) of the new Pirelli agreement. The Pirelli alliance was originally established in February 1990; in the nine-year period between 1990 and September 30, 1999, the Company received development funding of approximately $16,100,000 from Pirelli.

  In fiscal 1998, the Company entered into research and development contracts with Asea Brown Boveri (ABB) and EDF, an affiliate of which is a stockholder of the Company, to develop HTS wire for power transformers. The ABB and EDF agreements, each of which called for the payment of $5,000,000 in development fees to the Company over four years, were terminated in April 2000. Through March 31, 2000, ABB had paid the Company $4,350,000 and EDF had paid the Company $4,450,000. The Company recorded revenues under these contracts as follows:

                      AMERICAN SUPERCONDUCTOR CORPORATION

                                                   2000       1999       1998
                                                ---------- ---------- ----------
     Pirelli................................... $4,250,000 $2,000,000 $2,500,000
     ABB.......................................  1,050,000  1,025,000  1,275,000
     EDF.......................................  1,050,000  1,600,000  1,800,000
                                                ---------- ---------- ----------
                                                $6,350,000 $4,625,000 $5,575,000
                                                ========== ========== ==========

  Future funding commitments under the Pirelli contract are $10,300,000 through September 2004. At March 31, 2000, $2,875,000 due under the development contract with Pirelli was included in Accounts receivable, of which $1,750,000 was classified as long-term.

  In March 1996, the Company entered into a strategic alliance with the Electric Power Research Institute (EPRI) to develop and commercialize a possible next-generation HTS wire. This agreement ended on March 31, 2000. In March 1996, under the first phase of the agreement, the Company granted a warrant for 100,000 shares of common stock to EPRI, which becomes exercisable over a five-year period following the date of grant. In March 1998, under the second phase of the agreement, the Company granted to EPRI another warrant to purchase 110,000 shares of common stock of the Company, which become exercisable over the next five years. The Company will receive exclusive license rights to intellectual property from EPRI. The Company recorded an increase to additional paid-in capital and a corresponding charge to deferred contract costs of $618,000 and $637,000 in fiscal 1998 and 1997, respectively, relating to these warrants. Warrant expense related to these agreements was approximately $314,000, $243,000 and $166,000 for the fiscal years ended March 31, 2000, 1999 and 1998, respectively.

11. Cost sharing arrangements

  The Company has entered into several cost-sharing arrangements with various agencies of the United States government. Funds paid to the Company under these agreements are used to directly offset the Company's research and development and selling, general and administrative expenses and to purchase capital equipment. The Company recorded costs and funding under these agreements of $3,971,000 and $1,967,000, respectively, for fiscal 2000, of $4,325,000 and $1,953,000, respectively, for fiscal 1999, and $3,139,000 and
$1,771,000, respectively, for fiscal 1998. At March 31, 2000, total funding received to date under these agreements was $12,550,000. Future funding expected to be received under existing agreements is approximately $194,000 subject to continued future funding allocations.

12. Related Party Transactions

  In fiscal 1995 the Company made a series of loans to an officer of the Company in the aggregate amount of $671,000 including accrued interest. The Compensation Committee of the Board of Directors forgave $206,700 and $104,800 in fiscal years 1997 and 1996, respectively. In addition, the officer repaid $100,000 of principal in November 1996. The Company has recorded compensation expense of $349,400 in fiscal 1998 as a result of the forgiveness of the remaining principal and interest on the loan by the Compensation Committee on May 14, 1998.

13. Employee Benefit Plans

  The Company has implemented two deferred compensation plans under Section 401(k) of the Internal Revenue Code. Any contributions by the Company are discretionary. The company instituted a stock match program in July 1998 under which the Company matched 25% of the first 4% of eligible contributions to the plan. The Company recorded expense of $128,687 and $80,575 in fiscal years 2000 and 1999, respectively, and a corresponding charges to additional paid-in capital related to this program. No contributions were made in fiscal 1998. The Company does not have post-retirement or post-employment benefit plans.

                      AMERICAN SUPERCONDUCTOR CORPORATION

14. Comprehensive Loss

  The Company has adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income", which requires that an entity include in total comprehensive income certain amounts which were previously recorded directly to stockholders' equity.

  The Company's comprehensive loss was as follows:

                                         2000          1999          1998
                                     ------------  ------------  ------------
     Net Loss....................... $(17,597,830) $(15,326,176) $(12,378,188)
     Other comprehensive income
      (loss)........................     (182,907)       10,484       153,461
                                     ------------  ------------  ------------
       Total comprehensive loss..... $(17,780,737) $(15,315,692) $(12,224,727)
                                     ============  ============  ============

  Other comprehensive income (loss) represents changes in foreign currency translation and unrealized gains and losses on investments.

15. Business Segment Information

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

  The HTS business segment develops and commercializes HTS wire, wire products and systems. The focus of this segment's development effort is on power transmission cables, motors, transformers, generators and fault current limiters for large-scale applications. Included in the HTS business segment assets are corporate assets including cash, cash equivalents and marketable securities.

  The SMES business segment is focused on marketing and selling commercial low temperature SMES devices, on development and commercialization of new SMES products, and on development of power electronic subsystems and engineering services for the power quality and reliability marketplace.

  The operating segment results for the HTS and SMES business segments are as follows:

                                             Fiscal Year Ended March 31
                                       ----------------------------------------
     Net Sales                             2000          1999          1998
     ---------                         ------------  ------------  ------------
     HTS.............................. $ 11,610,772  $  9,747,580  $ 11,566,207
     SMES.............................    3,502,363     1,509,722     3,562,605
                                       ------------  ------------  ------------
       Total.......................... $ 15,113,135  $ 11,257,302  $ 15,128,812
                                       ============  ============  ============

     Operating Income (loss)               2000          1999          1998
     -----------------------           ------------  ------------  ------------
     HTS.............................. $(13,683,960) $(12,004,738) $(10,085,217)
     SMES.............................   (5,788,754)  ( 5,246,240)  ( 2,669,887)
                                       ------------  ------------  ------------
       Total.......................... $(19,472,714) $(17,250,978) $(12,755,104)
                                       ============  ============  ============

                      AMERICAN SUPERCONDUCTOR CORPORATION

  The segment assets for the HTS and SMES business segments are as follows:

                                                               March 31,
                                                        ------------------------
                                                            2000        1999
                                                        ------------ -----------
     HTS............................................... $235,028,266 $42,288,549
     SMES..............................................   13,885,990   5,841,754
                                                        ------------ -----------
       Total........................................... $248,914,256 $48,130,303
                                                        ============ ===========

  The accounting policies of the business segments are the same as those described in Note 2.

16. New Accounting Pronouncements

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

  Statement 133 is effective for fiscal years beginning after June 15, 1999. In June 1999, FASB issued Statement 137 which defers the effective date to fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance. Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). The Company's management believes the impact on its financial statements of adopting Statement 133 will be immaterial.

  In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The Company has not yet determined the impact, if any, of adopting this interpretation.

  In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25." This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company has not yet determined the impact, if any, of adopting this interpretation.

17. Subsequent Events (Unaudited)

  On June 1, 2000 the Company completed the acquisition of Milwaukee, Wisconsin-based Integrated Electronics, LLC, a co-developer and supplier of advanced power electronic inverters for the Company's SMES systems. The acquisition was accomplished as an asset purchase in exchange for cash and common stock valued at approximately $2,000,000.

              OFFICERS AND VICE PRESIDENTS, DIRECTORS AND FOUNDERS

Board of Directors

Gregory J. Yurek, Ph.D.
President, Chief Executive Officer and
Chairman of the Board

Albert J. Baciocco, Jr.
Vice Admiral, U.S. Navy (Retired)
President, The Baciocco Group, Inc.

Colonel Frank Borman
Chairman of the Board, DBT Online, Inc.
President, Patlex Corporation

Peter O. Crisp
Vice Chairman
Rockefeller Financial Services, Inc.

Richard Drouin, O.C., Q.C.
Partner, McCarthy Tetrault
Vice Chairman, Morgan Stanley Canada Limited
Former Chairman and Chief Executive Officer,
Hydro-Quebec

Gerard J. Menjon
Executive Vice President
Head of Research & Development Division
Electricite de France

Andrew G.C. Sage II
President, Sage Capital Corporation

John B. Vander Sande, Ph.D.
Cecil and Ida Green Distinguished Professor
Department of Material Science and Engineering
Massachusetts Institution of Technology

Corporate Officers and Vice Presidents

Gregory J. Yurek, Ph.D.
President, Chief Executive Officer and
Chairman of the Board

Roland E. Lefebvre
Executive Vice President, Chief Operating Officer

Alexis P. Malozemoff, Ph.D.
Senior Vice President
Chief Technical Officer

Stanley D. Piekos
Vice President, Corporate Development,
Chief Financial Officer, Treasurer and Secretary

Ross S. Gibson
Vice President, Chief Resources Officer

John B. Howe
Vice President, Electric Industry Affairs

Thomas M. Rosa
Chief Accounting Officer, Corporate Controller, and Assistant Secretary

Robert E. Schwall, Ph.D.
Vice President, Product Engineering

                           Founders

                           Dr. Yet-Ming Chiang
                           Kyocera, Professor of Ceramics
                           Department of Materials Science and Engineering Massachusetts Institute of Technology

                           David A. Rudman
                           Project Leader
                           Electro Magnetic Technology Division
                           National Institute of Technologies and Standards

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

                                          American Superconductor Corporation

                                          By: /s/ Gregory J. Yurek
                                             ----------------------------------
                                                      Gregory J. Yurek
                                              Chairman of the Board, President
                                                            and
                                                  Chief Executive Officer

                                          Date: June 27, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Name                            Title                   Date
                 ----                            -----                   ----

       /s/ Gregory J. Yurek            Director, Chairman of the     June 27, 2000
______________________________________  Board, President and
           Gregory J. Yurek             Chief Executive Officer
                                        (Principal Executive
                                        Officer)

        /s/ Stanley Piekos             Chief Financial Officer       June 27, 2000
______________________________________  and Treasurer (Principal
            Stanley Piekos              Financial Officer)

         /s/ Thomas Rosa               Chief Accounting Officer      June 27, 2000
______________________________________  and Corporate Controller
             Thomas Rosa                (Principal Accounting
                                        Officer)

   /s/ Albert J. Baciocco, Jr.         Director                      June 27, 2000
______________________________________
       Albert J. Baciocco, Jr.

         /s/ Frank Borman              Director                      June 27, 2000
______________________________________
             Frank Borman

        /s/ Peter O. Crisp             Director                      June 27, 2000
______________________________________
            Peter O. Crisp

        /s/ Richard Drouin             Director                      June 27, 2000
______________________________________
            Richard Drouin

       /s/ Gerard J. Menjon            Director                      June 27, 2000
______________________________________
           Gerard J. Menjon

     /s/ Andrew G.C. Sage, II          Director                      June 27, 2000
______________________________________
         Andrew G.C. Sage, II

     /s/ John B. Vander Sande          Director                      June 27, 2000
______________________________________
         John B. Vander Sande

                                 EXHIBIT INDEX

 Exhibit No.      Description
------------      -----------
   3.1*           Restated Certificate of Incorporation of the Registrant
   3.2*           By-laws of the Registrant, as amended to date
   4.1**          Specimen Certificate for shares of Common Stock, $.01 par
                  value, of the Registrant
   4.2***         Rights Agreement dated as of October 30, 1998 between the
                  Registrant and American Stock Transfer & Trust Company, as
                  Rights Agent
   4.3****        Amendment No. 1 to Rights Agreement, dated as of January 29,
                  1999 between the Registrant and American Stock Transfer &
                  Trust Company, as Rights Agent
$$10.1**          Employment Agreement dated as of December 4, 1991 between the
                  Registrant and Gregory J. Yurek
$$10.2**          Employment Agreement dated as of December 4, 1991 between the
                  Registrant and Alexis P. Malozemoff
  10.3**          Form of Employee Nondisclosure and Developments Agreement
$$10.4**          Employee Nondisclosure and Developments Agreement dated as of
                  December 26, 1990 between the Registrant and Alexis P.
                  Malozemoff
$$10.5**          Noncompetition Agreement dated as of July 10, 1987 between the
                  Registrant and John Vander Sande
 $10.6**          License Agreement between the Registrant and MIT dated as of
                  July 6, 1987
 $10.7**          License Agreement between the Registrant and MIT dated as of
                  January 31, 1989
 $10.8**          License Agreement dated as of August 1, 1991
 $10.9**          License Agreement dated as of September 1, 1991
 $10.10*****      Second Amendment dated as of January 27, 1992 between the
                  Registrant and MIT amending the License Agreement dated as of
                  July 6, 1987 between the Registrant and MIT
 $10.11+          Technology Development and Patent Licensing Agreement dated
                  October 7, 1992 among the Registrant and Electricity
                  Corporation of New Zealand Limited and Industrial Research
                  Limited
$$10.12+          Employment Agreement dated as of December 31, 1992 between
                  American Superconductor Europe GmbH and Dr. Gero Papst
  10.13+          Lease dated March 9, 1993 between CGLIC on Behalf of its
                  Separate Account R, as Landlord, and the Registrant
  10.14++         First Amendment to Lease between CGLIC, on Behalf of its
                  Separate Account R, as Landlord, and the Registrant, as
                  Tenant dated October 27, 1993
$$10.15+          1993 Stock Option Plan
  10.16+++        Agreement dated January 1, 1994 between Pirelli Cavi S.p.A.
                  and the Registrant
 $10.17###        Agreement between Pirelli Cavi S.p.A. and American
                  Superconductor Corporation, dated October 1, 1995
  10.18++         Technology Development and Patent Licensing Agreement, First
                  Amendment dated August 7, 1993 among the Registrant and
                  Electricity Corporation of New Zealand and Industrial Research
                  Limited
  10.19++++       Subcontract Agreement effective as of September 30, 1993 by and between the Registrant and Reliance Electric Company

 $10.20#          Fourth Amendment, dated May 15, 1995, to the Exclusive License
                  Agreement between the Registrant and MIT dated July 6, 1987
$$10.21##         1996 Stock Incentive Plan
 $10.22###        Management Agreement between Electric Power Research
                  Institute, Inc. and American Superconductor Corporation,
                  effective January 1, 1996
 $10.23###        Technology License Agreement between Electric Power Research
                  Institute, Inc. and American Superconductor Corporation,
                  effective January 1, 1996
 $10.24###        Warrant granted to Electric Power Research Institute, Inc. by
                  American Superconductor Corporation, dated March 26, 1996.
  10.25@          Strategic Alliance Agreement by and among the Registrant and
                  CHARTH (Compagnie Holding D'Applications Et De Realisations
                  Thermiques Et Hydrauliques), dated as of April 1, 1997
$$10.26@@         1997 Director Stock Option Plan
 $10.27@@         Patent License Agreement between Lucent Technologies Inc. and the Registrant, dated as of March 31, 1998.
 $10.28@@         Agreement dated April 1, 1997 by and among Electricite de
                  France and the Registrant
 $10.29@@         Agreement effective April 1, 1997 by and between ABB
                  Transmission & Distribution Technology Ltd. and the Registrant
 $10.30@@@        1999 Program Addendum between Pirelli Cavi e Sistemi S.p.A and the Registrant dated as of October 1, 1999.
  21.1            Subsidiaries
  27.1            Financial Data Schedule
---------
* Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-3, as amended (File No. 333-95261).
** Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-1, as amended (File No. 33-43647).
*** Incorporated by reference to Exhibit to the Registrant's Registration Statement on Form 8-A filed with the Commission on November 2, 1998.
**** Incorporated by reference to Exhibit to the Registration Registration Statement on Form 8-A/A filed with the Commission on March 12, 1999.
***** Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K filed with the Commission on June 29, 1992.
+ Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K filed with the Commission on June 29, 1993.
++ Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993 filed with the Commission on January 26, 1994.
+++ Incorporated by reference to Exhibits to Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q/A for the quarter ended December 31, 1993 filed with the Commission on March 28, 1994.
++++ Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K filed with the Commission on June 29, 1994.

# Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K filed with the Commission on June 29, 1995.
## Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K filed with the Commission on June 28, 1996.
### Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K/A filed with the Commission on March 10, 1997.
@ Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K filed with the Commission on June 30, 1997.
@@ Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K filed with the Commission on June 26, 1998.
@@@ Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed with the Commission on January 24, 2000.
$ Confidential treatment previously requested and granted with respect to certain portions, which portions were omitted and filed separately with the Commission.
$$ Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.