Form 10-Q
period 2000-06-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2000-08-14
CIK 880807

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                               ----------------

  For The Quarter Ended: June 30, 2000        Commission File Number 0-19672


                      American Superconductor Corporation
                      -----------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                      04-2959321
----------------------------------           ----------------------------------
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


                 YES    X                             NO
                    ---------                           ---------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                      20,096,596
--------------------------------------          --------------------------------
                 Class                          Outstanding as of August 8, 2000

                      AMERICAN SUPERCONDUCTOR CORPORATION

                                     INDEX



                                                                        Page No.
                                                                        --------

Part I - Financial Information
  Consolidated Balance Sheets
     June 30, 2000 (unaudited) and March 31, 2000                           3


      Consolidated Statements of Operations
     for the three months ended
     June 30, 2000 and 1999 (unaudited)                                     4

  Consolidated Statements of Cash Flows
     for the three months ended
     June 30, 2000 and 1999 (unaudited)                                     5

  Notes to Interim Consolidated Financial Statements                       6-9

  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                  10-13

Part II - Other Information                                                14

Signatures                                                                 15

AMERICAN SUPERCONDUCTOR CORPORATION
Consolidated Balance Sheets

                                                                          June 30,             March 31,
                                                                            2000                 2000
                                                                       -------------        -------------
                                                                         (unaudited)
                             ASSETS
Current assets:
      Cash and cash equivalents                                        $  56,757,779        $ 126,917,768
      Accounts receivable                                                  8,455,572            7,317,009
      Inventory                                                           10,844,310            9,246,950
      Prepaid expenses and other current assets                              890,823              809,129
                                                                       -------------        -------------
          Total current assets                                            76,948,484          144,290,856

Property and equipment:
      Equipment                                                           23,798,137           20,300,734
      Furniture and fixtures                                               1,690,891            1,670,029
      Leasehold improvements                                               3,006,814            3,006,814
                                                                       -------------        -------------

                                                                          28,495,842           24,977,577
Less: accumulated depreciation                                           (15,898,564)         (15,199,346)
                                                                       -------------        -------------

Property and equipment, net                                               12,597,278            9,778,231

Long-term marketable securities                                          153,289,860           91,737,449
Long-term accounts receivable                                              1,625,000            1,750,000
Net investment in sales-type lease                                           279,110              279,110
Goodwill                                                                   1,307,127                --
Other assets                                                               1,318,111            1,078,610
                                                                       -------------        -------------
Total assets                                                           $ 247,364,970        $ 248,914,256
                                                                       =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses                               $6,182,968           $6,339,023
      Deferred revenue                                                        30,000              371,250
                                                                       -------------        -------------

      Total current liabilities                                            6,212,968            6,710,273

Long-term deferred revenue                                                 1,259,883            1,259,883
Commitments

Stockholders' equity:
      Common stock, $.01 par value
          Authorized shares-50,000,000; issued and outstanding
             - 19,964,344 and 19,734,714 at June 30, 2000 and
             March 31, 2000, respectively                                    199,643              197,347
      Additional paid-in capital                                         352,367,359          348,903,034
      Deferred compensation                                                 (503,816)            (530,333)
      Deferred warrant costs                                                (562,245)            (637,552)
      Accumulated other comprehensive income (loss)                         (336,163)            (172,515)
      Accumulated deficit                                               (111,272,659)        (106,815,881)
                                                                       -------------        -------------
Total stockholders' equity                                               239,892,119          240,944,100
                                                                       -------------        -------------

Total liabilities and stockholders' equity                             $ 247,364,970        $ 248,914,256
                                                                       =============        =============

          The accompanying notes are an integral part of the consolidated financial statements.

                      AMERICAN SUPERCONDUCTOR CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                              ------------------

                                                                     Three Months Ended
                                                                          June 30,
                                                                 2000                  1999
                                                             --------------        --------------
Revenues:
      Contract revenue                                        $    700,432          $  2,136,462
      Product sales and prototype
               development contracts                             3,198,454               111,111
      Rental/other  revenue                                         25,452                22,563
                                                             --------------        --------------
           Total revenues                                        3,924,338             2,270,136
Costs and expenses:
      Costs of  revenue                                          3,618,572             2,272,944
      Research and development                                   5,307,343             3,286,078
      Selling, general and
           administrative                                        2,954,871             2,044,464
                                                             --------------        --------------

           Total costs and expenses                             11,880,786             7,603,486

Interest income                                                  3,494,423               339,440
Other income (expense), net                                          5,247                   (84)
                                                             --------------        --------------
Net loss                                                      $ (4,456,778)         $ (4,993,994)
                                                             ==============        ==============
Net loss per common share
      Basic                                                   $      (0.22)         $      (0.32)
                                                             ==============        ==============
      Diluted                                                 $      (0.22)         $      (0.32)
                                                             ==============        ==============

Weighted average number of common shares outstanding
      Basic                                                     19,885,363            15,392,981
                                                             ==============        ==============

      Diluted                                                   19,885,363            15,392,981
                                                             ==============        ==============

     The accompanying notes are an integral part of the consolidated financial statements.

                      AMERICAN SUPERCONDUCTOR CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                        Three Months Ended
                                                                                             June 30,
                                                                                    2000                    1999
                                                                               --------------         ---------------
Cash flows from operating activities:
       Net loss                                                                 $ (4,456,778)           $ (4,993,994)
       Adjustments to reconcile net loss to net cash used by operations:
            Depreciation and amortization                                            721,373                 465,639
            Deferred compensation expense                                             26,517                      --
            Deferred warrant costs                                                    88,629                 108,644
            Stock compensation expense                                                52,057                  19,209
            Changes in operating asset and liability accounts
              (net of effect of acquisition):
                  Accounts receivable                                               (961,285)                (32,334)
                  Inventory                                                       (1,337,380)               (868,876)
                  Prepaid expenses and other current assets                          (81,694)                156,260
                  Accounts payable and accrued expenses                             (156,055)                (53,175)
                  Deferred revenue - current and long-term                          (341,250)              1,259,883
                                                                               --------------         ---------------
       Total adjustments                                                          (1,989,088)              1,055,250

       Net cash used by operating activities                                      (6,445,866)             (3,938,744)

Cash flows from investing activities:
            Purchase of property and equipment (net)                              (3,326,844)               (829,927)
            Purchase of long-term marketable securities                          (61,715,895)               (181,281)
            Purchase of assets of Integrated Electronics, LLC                       (755,000)
            Net investment in sales-type lease                                            --                   8,000
            Increase in other assets                                                (239,501)                (99,475)
                                                                               --------------         ---------------

       Net cash used in investing activities                                     (66,037,240)             (1,102,683)

Cash flows from financing activities:
            Net proceeds from issuance of common stock                             2,323,117                 363,065
                                                                               --------------         ---------------

       Net cash provided by financing activities                                   2,323,117                 363,065

Net increase (decrease) in cash and cash equivalents                             (70,159,989)             (4,678,362)

Cash and cash equivalents at beginning of period                                 126,917,768              24,969,142
                                                                               --------------         ---------------

Cash and cash equivalents at end of period                                      $ 56,757,779            $ 20,290,780
                                                                               ==============         ===============

Supplemental schedule of cash flow information:
            Noncash issuance of common stock                                    $  1,156,699            $     19,209

                       The accompanying notes are an integral part of the consolidated financial statements.

                      AMERICAN SUPERCONDUCTOR CORPORATION

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1. NATURE OF THE BUSINESS:

  American Superconductor Corporation (the "Company"), which was formed on April 9, 1987, is a world leader in developing and manufacturing products using superconducting materials and power electronic devices for electric power applications. The focus of the Company's development and commercialization efforts is on electrical equipment for use by electric utilities and industrial users of electrical power. For large-scale applications, the Company's development efforts are focused on high temperature superconducting ("HTS") power transmission cables, motors, generators and transformers. In the area of industrial power quality and transmission network power reliability, the Company is focused on marketing and selling low temperature superconducting magnetic energy storage ("SMES") devices and on development and commercialization of new SMES products. The Company operates in two business segments.

  The Company derives a substantial portion of its revenue from research and development contracts. A significant portion of this contract revenue relates to a development contract with Pirelli Cables and Systems ("Pirelli"), who (through an affiliated company) is a stockholder of the Company.

  Included in costs of revenue are research and development expenses related to externally funded development contracts of approximately $1,339,000 and $1,421,000 for the three months ended June 30, 2000 and 1999, respectively. Selling, general and administrative expenses included as costs of revenue were approximately $440,000 and $737,000 for the three months ended June 30, 2000 and 1999, respectively.

2. BASIS OF PRESENTATION:

  The accompanying consolidated financial statements are unaudited, except for those dated as of March 31, 2000, and have been prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosure normally included in our annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended June 30, 2000 and 1999, and the financial position at June 30, 2000.

  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year.
  It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2000 which are contained in our Annual Report on Form 10-K covering the year ended March 31, 2000.

  On June 1, 2000, we acquired substantially all of the assets of Integrated Electronics, LLC ("IE"). The IE acquisition was accounted for under the purchase method of accounting. Goodwill of $1,329,282 represented the excess of the purchase price of $1,833,125 over the fair value of the acquired assets of $503,843 at June 1, 2000. The purchase price consisted of cash paid to IE of $675,000, miscellaneous transaction costs of $80,000, and the value of

                      AMERICAN SUPERCONDUCTOR CORPORATION

  37,500 shares of our common stock at June 1, 2000 of $1,078,125. The fair value of the assets acquired were accounts receivable of $52,278, inventory of $259,980, and fixed assets of $191,585. These asset purchases are included under "Purchase of assets of Integrated Electronics, LLC" in the Consolidated Statements of Cash Flows for the period ended June 30, 2000 and thus are excluded from the "Changes in operating asset and liability accounts" section of the Consolidated Statements of Cash Flows.

  Certain prior year amounts have been reclassified to be consistent with current year presentation.

3. NET LOSS PER COMMON SHARE:

  The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" effective December 28, 1997. SFAS No. 128 requires presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes dilution and is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares include the effect of the exercise of stock options. For the three months ended June 30, 2000 and 1999, common equivalent shares of 1,881,232 and 615,515 were not included for the calculation of diluted EPS as they were considered antidilutive.

4. COST-SHARING AGREEMENTS:

  The Company received funding under government cost-sharing agreements with the Department of Energy of approximately $194,000 and $629,000, for the three months ended June 30, 2000 and 1999, respectively. This funding was used to directly offset research and development and selling, general and administrative expenses.

5. COMPREHENSIVE LOSS:

  The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which requires that an entity include in total comprehensive income certain amounts which were previously recorded directly to stockholders' equity.

  The Company's comprehensive loss was as follows:

                                                  Three Months Ended June 30
                                                 ----------------------------

                                                    2000             1999
                                                    ----             ----

          Net loss                               $(4,456,778)     $(4,993,994)

          Other comprehensive income                (163,648)         (36,927)
                                                 -----------      -----------

          Total comprehensive loss               $(4,620,426)     $(5,030,921)
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

  The operating segment results for the HTS and SMES business segments were as follows:

                                                  Three Months Ended June 30
                                                  --------------------------
          REVENUES                                     2000         1999
                                                   -----------   -----------
          HTS                                      $ 1,780,733   $ 1,981,242
          SMES                                       2,143,605       288,894
                                                   -----------   -----------
             Total                                 $ 3,924,338   $ 2,270,136
                                                   ===========   ===========
          OPERATING INCOME (LOSS)

          HTS                                      $(5,928,958)  $(3,371,546)
          SMES                                      (1,692,490)   (1,674,804)
                                                   -----------   -----------
            Total                                  $(7,621,448)  $(5,046,350)
                                                   ===========   ===========

The segment assets for the HTS and SMES business segments were as follows:

                                         June 30, 2000         March 31, 2000
                                      ------------------   ---------------------
HTS                                     $228,622,670            $235,028,266
SMES                                      18,742,300              13,885,990
                                        ------------            ------------
Total                                   $247,364,970            $248,914,256
                                        ============            ============

The accounting policies of the business segments are the same as those described in Note 2, except that certain corporate expenses which we do not believe are specifically attributable or allocable to either business segment have been excluded from the segment operating losses.

                      AMERICAN SUPERCONDUCTOR CORPORATION

7. NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

Statement 133, as amended by Statement 138, effective July 1, 2000, is effective for fiscal years beginning after June 15, 1999. In June 1999, FASB issued Statement 137 which defers the effective date to fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance. Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and
(b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). We believe the impact on our financial statements of adopting Statement 133 will be immaterial.

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The SEC subsequently delayed the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We have not yet determined the impact, if any, of adopting this interpretation.

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25". This interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this interpretation are recognized on a prospective basis from July 1, 2000. We have not yet determined the impact, if any, of adopting this interpretation.

                      AMERICAN SUPERCONDUCTOR CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                        THREE MONTHS ENDED JUNE 30,2000



RESULTS OF OPERATIONS
---------------------

Total revenues during the three months ended June 30, 2000 were $3,924,000, compared to $2,270,000 for the same period of the prior year, an increase of $1,654,000. This increase was due to $2,118,000 in higher SMES product sales, $345,000 in higher HTS product sales driven by the shipment of the first half of an HTS wire order to Pirelli Cables and Systems, and $625,000 in higher prototype development contract revenues from the U. S. Navy. These increases were partially offset by a $1,436,000 reduction in development contract revenues from our HTS and SMES business units.

For the three months ended June 30, 2000, we also recorded funding of $194,000 under government cost-sharing agreements with the Department of Energy ("DOE"). Funding under these cost-sharing agreements for the three months ended June 30, 1999 was $629,000. We anticipate that a portion of our funding in the future will continue to come from cost-sharing agreements as we continue to develop joint programs with government agencies. Funding from government cost-sharing agreements is recorded as an offset to research and development and selling, general and administrative expenses, as required by government contract accounting guidelines, rather than as revenues.

Total costs and expenses for the three months ended June 30, 2000 were $11,881,000 compared to $7,603,000 for the same period of the prior year. The increase in costs and expenses was primarily the result of our increased investment in research and development and increased costs of revenue associated mainly with the higher level of SMES product sales.

Adjusted research and development ("R&D") expenses, which include amounts classified as costs of revenue and amounts offset by cost-sharing funding, increased to $6,746,000 in the three months ended June 30, 2000 from $5,031,000 for the same period of the prior year. This increase was due to the continued scale-up of our internal research and development activities including the hiring of additional personnel and the purchases of materials and equipment. A portion of the R&D expenditures related to externally-funded development contracts has been classified as costs of revenue (rather than as R&D expenses). These R&D expenditures that were included as costs of revenue during the first quarter of fiscal years 2001 and 2000 were $1,339,000 and $1,421,000, respectively. Additionally, R&D expenses that were offset by cost-sharing funding were $100,000 and $324,000 for the three months ended June 30, 2000 and 1999, respectively. Net R&D expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) were $5,307,000 in the three months ended June 30, 2000 compared to $3,286,000 for the same period last year.

Adjusted selling, general and administrative ("SG&A") expenses, which include amounts classified as costs of revenue and amounts offset by cost-sharing funding, increased to $3,489,000 in the three months ended June 30, 2000 from $3,086,000 for the same period of the prior year. This increase was primarily due to the hiring of additional personnel and related

                      AMERICAN SUPERCONDUCTOR CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                        THREE MONTHS ENDED JUNE 30,2000

expenses incurred to support corporate development and marketing activities and future planned growth. A portion of the SG&A expenditures related to externally-funded development contracts has been classified as costs of revenue (rather than as SG&A expenses). These SG&A expenditures that were included as costs of revenue during the first quarter of fiscal years 2001 and 2000 were $440,000 and $737,000, respectively. Additionally, SG&A expenses that were offset by cost-sharing funding were $94,000 and $305,000 for the three months ended June 30, 2000 and 1999, respectively. Net SG&A expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) were $2,955,000 in the three months ended June 30, 2000 compared to $2,044,000 for the same period last year.

Interest income was $3,494,000 in the three months ended June 30, 2000 compared to $339,000 for the same period of the prior year. This increase in interest income reflects the higher cash balances available for investment as a result of receiving $205,625,000 in net proceeds from our March, 2000 public offering of 3,500,000 shares of common stock.

We expect to continue to incur operating losses in the next year, as we continue to devote significant financial resources to our research and development activities and commercialization efforts.

We expect to be party to agreements which, from time to time, may result in costs incurred exceeding expected revenues under such contracts. We may enter into such agreements for a variety of reasons including, but not limited to, entering new product application areas, furthering the development of key technologies, and advancing the demonstration of commercial prototypes in critical market applications.

Please refer to the "Future Operating Results" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2000 for a discussion of certain factors that may affect our future results of operation and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, we had cash, cash equivalents and long-term marketable securities of $210,048,000 compared to $218,655,000 at March 31, 2000. The principal uses of cash during the three months ended June 30, 2000 were the funding of our operations, the acquisition of capital equipment, primarily for research and development and manufacturing, and the beginning of expenditures for our planned new HTS manufacturing facility in Devens, Massachusetts.

Long-term accounts receivable of $1,625,000 represents the amount due after June 30, 2001 on the $2,500,000 recognized as revenue in the year ended March 31, 2000 for R&D work performed by us prior to the effective date (October 1, 1999) of the Pirelli development agreement. The $2,500,000 payment by Pirelli for R&D performed before October 1, 1999 is

                      AMERICAN SUPERCONDUCTOR CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                        THREE MONTHS ENDED JUNE 30,2000

guaranteed by the agreement and is payable in quarterly installments over the five-year period between October 1, 1999 and September 30, 2004.

Goodwill of $1,307,000 at June 30, 2000 represents the excess of the purchase price paid for the acquisition of substantially all of the assets of Integrated Electronics, LLC ("IE") on June 1, 2000, over the fair value of IE's assets, less one month of amortization. The IE transaction was accounted for under the purchase method of accounting. Goodwill was initially calculated to be $1,329,000, and will be amortized over a five-year period beginning June 1, 2000, in an amount equal to $22,000 per month. Results of operations for IE for the month of June, 2000 are incorporated in our consolidated financial results.

We have potential funding commitments of approximately $18,803,000 to be received after June 30, 2000 from strategic partners and government and commercial customers compared to $21,324,000 at March 31, 2000. However, these commitments, including $2,272,000 on U.S. government contracts and subcontracts, are subject to certain cancellation or buyback provisions.

To date, inflation has not had a material impact on our financial results.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

Statement 133, as amended by Statement 138, effective July 1, 2000, is effective for fiscal years beginning after June 15, 1999. In June 1999, FASB issued Statement 137 which defers the effective date to fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance. Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and
(b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). We believe the impact on our financial statements of adopting Statement 133 will be immaterial.

                      AMERICAN SUPERCONDUCTOR CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                        THREE MONTHS ENDED JUNE 30,2000


In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101,"Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The SEC subsequently delayed the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We have not yet determined the impact, if any, of adopting this interpretation.

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25". This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. We have not yet determined the impact, if any, of adopting this interpretation.

                      AMERICAN SUPERCONDUCTOR CORPORATION

                                    PART II

                               OTHER INFORMATION


Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities and Use of Proceeds
         On June 1, 2000, we issued 37,500 shares of common stock and paid $675,000 in cash to IE in consideration for our acquisition of substantially all of the assets of IE. The issuance of the shares to IE was made in reliance on Section 4(2) of the Securities Act of 1933, as amended, which provides an exemption from the registration provisions of the Securities Act for sales by an issuer not involving a public offering.

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



                      AMERICAN SUPERCONDUCTOR CORPORATION


8/11/2000                                  /s/ Gregory J. Yurek
______________________________________     ____________________________________
Date                                       Gregory J. Yurek
                                           Chairman of the Board, President and
                                           Chief Executive Officer


8/11/2000                                  /s/ Thomas M. Rosa
______________________________________     ____________________________________
Date                                       Thomas M. Rosa
                                           Chief Accounting Officer, Corporate
                                           Controller and Assistant Secretary