Form 10-Q
period 2000-09-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2000-11-14
CIK 880807

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                  -----------



For The Quarter Ended: September 30, 2000   Commission File Number 0-19672
                       ------------------

                      American Superconductor Corporation
                      -----------------------------------
            (Exact name of registrant as specified in its charter)


                  Delaware                           04-2959321
 -----------------------------------   ----------------------------------------
    (State or other jurisdiction of     (I.R.S. Employer Identification Number)
     organization or incorporation)


                             Two Technology Drive
                       Westborough, Massachusetts 01581
                       --------------------------------
         (Address of principal executive offices, including zip code)



                                 (508) 836-4200
                                 ---------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES  X    NO______
                                    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


 Common Stock, par value $.01 per share                 20,202,388
----------------------------------------     -----------------------------------
                  Class                      Outstanding as of November 13, 2000

                      AMERICAN SUPERCONDUCTOR CORPORATION

                                     INDEX

                                    ________

                                                                                     Page No.
                                                                                     --------
Part I - Financial Information

     Consolidated Balance Sheets
         September 30, 2000 (unaudited) and March 31, 2000                               3

     Consolidated Statements of Operations for the three months ended
         September 30, 2000 and 1999 and the six months ended September
         30, 2000 and 1999 (unaudited)                                                   4

     Consolidated Statements of Cash Flows
         for the six months ended
         September 30, 2000 and 1999 (unaudited)                                         5

     Notes to Interim Consolidated Financial Statements                                 6-10

     Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                           11-20

Part II - Other Information                                                              21

Signatures                                                                               22

AMERICAN SUPERCONDUCTOR CORPORATION
Consolidated Balance Sheets

                                                                        September 30,           March 31,
                                                                            2000                  2000
                                                                     ----------------      ---------------
                                                                         (unaudited)
                             ASSETS

Current assets:
      Cash and cash equivalents                                          $52,075,929         $126,917,768
      Accounts receivable                                                 12,367,020            7,317,009
      Inventory                                                           12,457,378            9,246,950
      Prepaid expenses and other current assets                            1,138,003              809,129
                                                                     ----------------      ---------------
          Total current assets                                            78,038,330          144,290,856

Property and equipment:
      Equipment                                                           29,890,670           20,300,734
      Furniture and fixtures                                               1,801,550            1,670,029
      Leasehold improvements                                               3,020,377            3,006,814
                                                                     ----------------      ---------------
                                                                          34,712,597           24,977,577
Less: accumulated depreciation                                           (16,688,717)         (15,199,346)
                                                                     ----------------      ---------------
Property and equipment, net                                               18,023,880            9,778,231

Long-term marketable securities                                          147,937,114           91,737,449
Long-term accounts receivable                                              1,500,000            1,750,000
Net investment in sales-type lease                                           279,110              279,110
Goodwill                                                                   1,240,663                    0
Other assets                                                               1,494,820            1,078,610
                                                                     ----------------      ---------------
Total assets                                                            $248,513,917         $248,914,256
                                                                     ================      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses                               $7,012,299           $6,339,023
      Deferred revenue                                                        15,000              371,250
                                                                     ----------------      ---------------
      Total current liabilities                                            7,027,299            6,710,273

Long-term deferred revenue                                                 3,418,473            1,259,883
Commitments

Stockholders' equity:
      Common stock, $.01 par value
          Authorized shares-50,000,000; issued and outstanding
             - 20,189,401 and 19,734,714 at September 30, 2000 and
             March 31, 2000, respectively                                    201,894              197,347
      Additional paid-in capital                                         355,013,192          348,903,034
      Deferred compensation                                                 (477,299)            (530,333)
      Deferred warrant costs                                                (486,938)            (637,552)
      Accumulated other comprehensive income (loss)                          134,879             (172,515)
      Accumulated deficit                                               (116,317,583)        (106,815,881)
                                                                     ----------------      ---------------
Total stockholders' equity                                               238,068,145          240,944,100
                                                                     ----------------      ---------------
Total liabilities and stockholders' equity                              $248,513,917         $248,914,256
                                                                     ================      ===============

        The accompanying notes are an integral part of the consolidated financial statements.

                      AMERICAN SUPERCONDUCTOR CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   Three Months Ended                   Six Months Ended
                                                      September 30,                        September 30,
                                                2000               1999               2000               1999
                                          ---------------    ---------------   ---------------    ---------------
Revenues:
      Contract revenue                         $694,556         $2,052,401        $1,394,988         $4,188,863
      Product sales and prototype
               development contracts          3,999,048            458,315         7,197,502            569,426
      Rental/other  revenue                      23,900             22,563            49,352             45,126
                                          ---------------    ---------------   ---------------    ---------------
           Total revenues                     4,717,504          2,533,279         8,641,842          4,803,415

Costs and expenses:
      Costs of  revenue                       3,528,064          2,541,908         7,146,636          4,814,851
      Research and development                6,030,797          3,449,361        11,338,140          6,735,466
      Selling, general and
           administrative                     3,715,354          1,639,185         6,670,225          3,683,623
                                          ---------------    ---------------   ---------------    ---------------
           Total costs and expenses          13,274,215          7,630,454        25,155,001         15,233,940

Interest income                               3,499,307            305,338         6,993,730            644,778
Other income (expense), net                      12,480              2,415            17,727              2,331
                                          ---------------    ---------------   ---------------    ---------------

Net loss                                    $(5,044,924)       $(4,789,422)      $(9,501,702)       $(9,783,416)
                                          ===============    ===============  =================   ===============

Net loss per common share
      Basic                                      $(0.25)            $(0.31)           $(0.47)            $(0.63)
                                          ===============    ===============  =================   ===============

      Diluted                                    $(0.25)            $(0.31)           $(0.47)            $(0.63)
                                          ===============    ===============  =================   ===============

Weighted average number of
      common shares outstanding
      Basic                                  20,151,987         15,446,525        20,019,403         15,419,899
                                          ===============    ===============  =================   ===============

      Diluted                                20,151,987         15,446,525        20,019,403         15,419,899
                                          ===============    ===============  =================   ===============

   The accompanying notes are an integral part of the consolidated financial statements.

                      AMERICAN SUPERCONDUCTOR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                           September 30,
                                                                                   2000                     1999
                                                                                   ----                     ----
Cash flows from operating activities:
       Net loss                                                                 $ (9,501,702)            $ (9,783,416)
       Adjustments to reconcile net loss to net cash used by operations:
           Depreciation and amortization                                           1,577,990                  944,699
           Deferred compensation expense                                              53,034
           Deferred warrant costs                                                    177,259                  221,728
           Stock compensation expense
           Changes in operating asset and liability accounts :
                  Accounts receivable                                             (4,747,733)                  91,942
                  Inventory                                                       (2,950,448)                (995,277)
                  Prepaid expenses and other current assets                         (328,874)                 107,373
                  Accounts payable and accrued expenses                              673,276                  332,711
                  Deferred revenue - current and long-term                         1,802,340                1,259,883
                                                                              --------------           --------------
       Total adjustments                                                          (3,655,758)               2,022,432

       Net cash used by operating activities                                     (13,157,460)              (7,760,984)

Cash flows from investing activities:
           Purchase of property and equipment (net)                               (9,561,224)              (3,088,658)
           Purchase of long-term marketable securities                           (55,874,482)                (340,944)
           Purchase of assets of Integrated Electronics, LLC                        (755,000)                       -
           Net investment in sales-type lease                                             -                     8,000
           Increase in other assets                                                 (416,210)                (192,567)
                                                                              --------------           --------------
       Net cash used in investing activities                                     (66,606,916)              (3,614,169)

Cash flows from financing activities:
           Net proceeds from issuance of common stock                              4,922,537                  647,246
                                                                              --------------           --------------
       Net cash provided by financing activities                                   4,922,537                  647,246

Net increase (decrease) in cash and cash equivalents                             (74,841,839)             (10,727,907)

Cash and cash equivalents at beginning of period                                 126,917,768               24,969,142
                                                                              --------------           --------------
Cash and cash equivalents at end of period                                       $52,075,929              $14,241,235
                                                                              ==============           ==============
Supplemental schedule of cash flow information:
           Noncash issuance of common stock                                      $ 1,218,557               $   59,373

  The accompanying notes are an integral part of the consolidated financial statements.

                       AMERICAN SUPERCONDUCTOR CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                      ---


1.   Nature of the Business:
     -----------------------

     American Superconductor Corporation (the "Company"), which was formed on April 9, 1987, is a world leader in developing and manufacturing products using superconducting materials and power electronic devices for electric power applications. The focus of the Company's development and commercialization efforts is on electrical equipment for use by electric utilities and industrial and commercial users of electrical power. For large-scale applications, the Company's development efforts are focused on high temperature superconducting ("HTS") power transmission cables, motors, generators and transformers. In the area of industrial power quality and transmission network power reliability, the Company is focused on marketing and selling commercial superconducting magnetic energy storage ("SMES") devices, on development and commercialization of new SMES products, on development of power electronics subsystems, and on providing engineering services in the area of power quality and transmission network reliability for industrial, commerical and utility customers. The Company operates in two business segments.

     The Company currently derives a substantial portion of its revenue from research and development contracts. A significant portion of this contract revenue relates to a development contract with Pirelli Cables and Systems ("Pirelli"), who (through an affiliated company) is a stockholder of the Company.

     Included in costs of revenue are research and development expenses related to externally funded development contracts of approximately $1,117,000 and $1,752,000 for the three months ended September 30, 2000 and 1999, respectively, and approximately $2,456,000 and $3,174,000 for the six months ended September 30, 2000 and 1999, respectively. Selling, general and administrative expenses included as costs of revenue were approximately $312,000 and $801,000 for the three months ended September 30, 2000 and 1999, respectively, and approximately $751,000 and $1,538,000 for the six months ended September 30, 2000 and 1999, respectively.

2.   Basis of Presentation:
     ----------------------

     The accompanying consolidated financial statements are unaudited, except for those dated as of March 31, 2000, and have been prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosure normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended September 30, 2000 and 1999 and the financial position at September 30, 2000.

                      AMERICAN SUPERCONDUCTOR CORPORATION

     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2000 which are contained in the Company's Annual Report on Form 10-K covering the year ended March 31, 2000.

     On June 1, 2000, the Company acquired substantially all of the assets of Integrated Electronics, LLC ("IE"). The IE acquisition was accounted for under the purchase method of accounting. Goodwill of $1,329,282 represented the excess of the purchase price of $1,833,125 over the fair value of the acquired assets of $503,843 at June 1, 2000. The purchase price consisted of cash paid to IE of $675,000, miscellaneous transaction costs of $80,000, and the value of 37,500 shares of the Company's common stock at June 1, 2000 of $1,078,125. The fair value of the assets acquired were accounts receivable of $52,278, inventory of $259,980, and fixed assets of $191,585. These asset purchases are included under "Purchase of assets of Integrated Electronics, LLC" in the Consolidated Statements of Cash Flows for the period ended September 30, 2000 and thus are excluded from the "Changes in operating asset and liability accounts" section of the Consolidated Statements of Cash Flows.

     Certain prior year amounts have been reclassified to be consistent with the current year presentation.

3.   Net Loss Per Common Share:
     --------------------------

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" effective December 28, 1997. SFAS No. 128 requires presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes dilution and is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares include the effect of the exercise of stock options. For the three months ended September 30, 2000 and 1999, common equivalent shares of 1,976,674 and 664,678 were not included for the calculation of diluted EPS as they were considered antidilutive. For the six months ended September 30, 2000 and 1999, common equivalent shares of 2,230,780 and 804,136 were also not included for the calculation of diluted EPS as they were also considered antidilutive.

4.   Cost-Sharing Agreements:
     -----------------------

     The Company did not receive any funding under government cost-sharing agreements in the three months ended September 30, 2000, compared to approximately $470,000 from two Department of Energy cost-sharing agreements in the three months ended September 30, 1999. For the six months ended September 30, 2000 and 1999, government cost-sharing funding was $194,000 and $1,098,000, respectively. This funding was used to directly offset research and development and selling, general and administrative expenses.

                      AMERICAN SUPERCONDUCTOR CORPORATION

                                      ___

5.   Comprehensive Loss:
     ------------------

     The Company has adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income", which requires that an entity include in total comprehensive income certain amounts which were previously recorded directly to stockholders' equity.

     The Company's comprehensive loss was as follows:

                              Three Months Ended September 30       Six Months Ended September 30
                             --------------------------------      -------------------------------
                                  2000             1999                2000             1999
                                  ----             ----                ----             ----
Net loss                      $(5,044,924)     $(4,789,422)        $(9,501,702)     $(9,783,416)

Other comprehensive income        471,042              296             307,394          (36,631)
                              -----------      -----------         -----------      -----------
   Total comprehensive loss   $(4,573,882)     $(4,789,126)        $(9,194,308)     $(9,820,047)
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

The HTS business segment develops and commercializes HTS wire, wire products and systems. The focus of this segment's development efforts is on HTS wire for power transmission cables, motors, generators and transformers.

The SMES business segment is focused on marketing and selling commercial SMES devices, on development and commercialization of new SMES products, on development of power electronic subsystems and on providing engineering services in the area of power quality and transmission network reliability for industrial, commercial and utility customers.

The operating segment results for the HTS and SMES business segments were as follows:

                           Three Months Ended September 30     Six Months Ended September 30
                           --------------------------------   -------------------------------
                             2000                 1999           2000                 1999
                             ----                -----           ----                 ----
Revenues
--------

     HTS                 $1,414,204           $2,300,212       $3,194,937         $4,281,454
     SMES                 3,303,300              233,067        5,446,905            521,961
                       ------------         ------------     ------------      -------------
        Total            $4,717,504           $2,533,279       $8,641,842         $4,803,415
                       ============         ============     ============      =============

                      AMERICAN SUPERCONDUCTOR CORPORATION

                                      ___

Operating Income (loss)
-----------------------

HTS            $(6,880,179)  $(3,234,070)     $(12,808,494) $ (6,605,035)

SMES            (1,341,600)   (1,545,520)       (3,034,090)   (3,220,323)

Unallocated
 Corporate
 Expenses         (334,932)     (317,585)         (670,575)     (605,167)
              -------------  ------------   --------------- -------------
Total          $(8,556,711)  $(5,097,175)     $(16,513,159) $(10,430,525)
               ============= ============   =============== =============


The segment assets for the HTS and SMES business segments were as follows:

                            September 30, 2000       March 31, 2000
                            ------------------       --------------
HTS                           $  22,545,748          $  16,265,634

SMES                             25,955,126             13,993,405

Corporate Cash and
Marketable Securities           200,013,043            218,655,217
                              -------------          -------------
                  Total       $ 248,513,917          $ 248,914,256
                              =============          =============

The accounting policies of the business segments are the same as those described in Note 2, except that certain corporate expenses which we do not believe are specifically attributable or allocable to either business segment have been excluded from the segment operating losses.

7.   New Accounting Pronouncements:
     -----------------------------

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

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The SEC has subsequently delayed the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We believe the impact on our financial statements of adopting SAB 101 will be immaterial.

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25". This interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this interpretation are recognized on a prospective basis from July 1, 2000. There is no impact on our financial statements in the current quarter as a result of adopting FIN 44. We believe the future impact on our financial statements as a result of this interpretation will be immaterial.

                     AMERICAN SUPERCONDUCTOR CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS FOR THE
                      SIX MONTHS ENDED SEPTEMBER 30, 2000


Results of Operations
---------------------

Total revenues during the three months ended September 30, 2000 were $4,718,000, compared to $2,533,000 for the same period a year earlier. For the six months ended September 30, 2000, revenues were $8,642,000 as compared to $4,803,000 for the comparable period in 1999. Revenues for the quarter and six-month period increased by $2,185,000 and $3,839,000, respectively, compared to the same prior-year periods. The increase in revenue resulted from higher sales of Superconducting Magnetic Energy Storage (SMES) products. SMES sales in the quarter were $3,303,000, compared to $233,000 during the second quarter of last year, an increase of $3,070,000. SMES sales for the recent six-month period were $5,447,000, compared to $522,000 recorded during the first six months of last year, an increase of $4,925,000. These increases were partially offset by lower HTS business unit revenues of $886,000 and $1,087,000 for the quarter and six-month periods ended September 30, 2000, respectively, compared to the same prior-year periods. HTS business unit revenues declined due to lower development contract funding, but were partially offset by higher product/prototype development revenues.

For the three months ended September 30, 2000, we did not record any funding under government cost-sharing agreements. For the three months ended September 30, 1999, we recorded $470,000 of funding under two cost sharing agreements with the Department of Energy ("DOE"). For the six months ended September 30, 2000, funding under government cost-sharing agreements was $194,000 compared to $1,098,000 for the comparable period in 1999. We anticipate that a portion of our funding in the future will continue to come from cost-sharing agreements as we continue to develop joint programs with government agencies. Funding from government cost-sharing agreements is recorded as an offset to research and development and selling, general and administrative expenses, as required by government contract accounting guidelines, rather than as revenues.

Total costs and expenses for the three months ended September 30, 2000 were $13,274,000 compared to $7,630,000 for the same period last year. Total costs and expenses for the first six months of the current fiscal year were $25,155,000, compared to $15,234,000 for the same period last year. The increase in costs and expenses was primarily the result of our increased investment in research and development and increased costs of revenue associated mainly with the higher level of SMES product sales.

Adjusted research and development ("R&D") expenses, which include amounts classified as costs of revenue and amounts offset by cost sharing funding, increased to $7,148,000 in the three months ended September 30, 2000 from $5,443,000 for the same period of the prior year. For the six-month periods ended September 30, 2000 and 1999, adjusted research and development expenses were $13,894,000 and $10,475,000, respectively. These increases were due to the continued scale-up of our internal research and development activities including the hiring of additional personnel and the purchases of materials and equipment. A portion of the R&D expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as R&D expenses). These R&D expenditures that were included as costs of

                     AMERICAN SUPERCONDUCTOR CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS FOR THE
                      SIX MONTHS ENDED SEPTEMBER 30, 2000


revenue during the three and six-month periods ended September 30, 2000 were $1,117,000 and $2,456,000, respectively, compared to $1,752,000 and $3,174,000 for the same periods last year. Additionally, R&D expenses that were offset by cost sharing funding were $0 and $242,000 for the second quarter ended September 30, 2000 and 1999, respectively. For the six months ended September 30, 2000, this amount was $100,000 as compared to $566,000 for the comparable period in the previous year. Net R&D expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost sharing funding) increased to $6,031,000 in the three months ending September 30, 2000 from $3,449,000 for the same period last year. For the six months ending September 30, 2000 and 1999, these amounts were $11,338,000 and $6,735,000, respectively.

Adjusted selling, general and administrative ("SG&A") expenses, which include amounts classified as costs of revenue and amounts offset by cost sharing funding, increased to $4,027,000 for the three months ended September 30, 2000, compared to $2,668,000 for the same period a year earlier. For the six-month periods ended September 30, 2000 and 1999, adjusted SG&A expenses were $7,515,000 and $5,754,000, respectively. These increases were primarily due to the hiring of additional personnel and related expenses incurred to support corporate development and marketing activities and future planned growth. A portion of the SG&A expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as SG&A expenses). These SG&A expenditures that were included as costs of revenue during the three and six-month periods ended September 30, 2000 were $312,000 and $751,000, respectively, compared to $801,000 and $1,538,000 for the same periods last year. Additionally, SG&A expenses that were offset by cost sharing funding were $0 and $228,000 for the second quarter ended September 30, 2000 and 1999, respectively. For the six months ended September 30, 2000, this amount was $94,000 as compared to $532,000 for the comparable period in the previous year. Net SG&A expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost sharing funding) were $3,715,000 in the three months ending September 30, 2000 compared to $1,639,000 for the same period last year. For the six months ending September 30, 2000 and 1999, these amounts were $6,670,000 and $3,684,000, respectively.

Interest income was $3,499,000 in the quarter ended September 30, 2000 compared to $305,000 for the same period in the previous year. For the six months ended September 30, 2000 and 1999, these amounts were $6,994,000 and $645,000, respectively. These increases in interest income reflect the higher cash balances available for investment as a result of receiving $205,625,000 in net proceeds from our March, 2000 public offering of 3,500,000 shares of common stock.

We expect to continue to incur operating losses in the next year, as we continue to devote significant financial resources to our research and development activities and commercialization efforts.

                     AMERICAN SUPERCONDUCTOR CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS FOR THE
                      SIX MONTHS ENDED SEPTEMBER 30, 2000


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

Please refer to the "Future Operating Results" section below for a discussion of certain factors that may affect our future results of operations and financial condition.

Liquidity and Capital Resources
-------------------------------

At September 30, 2000, we had cash, cash equivalents and long-term marketable securities of $200,013,000 compared to $218,655,000 at March 31, 2000. The principal uses of cash during the three months ended September 30, 2000 were the funding of our operations, the acquisition of capital equipment, primarily for research and development and manufacturing, and expenditures for our planned new HTS manufacturing facility in Devens, Massachusetts.

Long-term accounts receivable of $1,500,000 represents the amount due after September 30, 2001 on the $2,500,000 recognized as revenue in the year ended March 31, 2000 for R&D work performed by us prior to the effective date (October 1, 1999) of the Pirelli development agreement. The $2,500,000 payment by Pirelli for R&D performed before October 1, 1999 is guaranteed by the agreement and is payable in quarterly installments over the five-year period between October 1, 1999 and September 30, 2004.

Goodwill of $1,241,000 at September 30, 2000 represents the excess of the purchase price paid for the acquisition of substantially all of the assets of Integrated Electronics, LLC ("IE") on June 1, 2000, over the fair value of IE's assets, less amortization. The IE transaction was accounted for under the purchase method of accounting. Goodwill was initially calculated to be $1,329,000, and will be amortized over a five-year period beginning June 1, 2000, in an amount equal to $22,000 per month. Results of operations for IE since June 1, 2000 are incorporated in our consolidated financial results.

We have potential funding commitments of approximately $17,463,000 to be received after September 30, 2000 from strategic partners and government and commercial customers compared to $21,324,000 at March 31, 2000. However, these commitments, including $1,881,000 on U.S. government contracts and subcontracts, are subject to certain cancellation or buyback provisions.

To date, inflation has not had a material impact on our financial results.

                     AMERICAN SUPERCONDUCTOR CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS FOR THE
                      SIX MONTHS ENDED SEPTEMBER 30, 2000

New Accounting Pronouncements
-----------------------------

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

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101,"Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The SEC has subsequently delayed the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We believe the impact on our financial statements of adopting SAB 101 will be immaterial.

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25". This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. There is no impact on our financial statements in the current quarter as a result of adopting FIN 44. We believe the future impact on our financial statements as a result of this interpretation will be immaterial.

                     AMERICAN SUPERCONDUCTOR CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS FOR THE
                      SIX MONTHS ENDED SEPTEMBER 30, 2000


Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

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

     We have been principally engaged in research and development activities. We have incurred net losses in each year since our inception. Our net loss for fiscal 1998, fiscal 1999, fiscal 2000, and the first six months of FY2001 was $12,378,000, $15,326,000, $17,598,000, and $9,502,000, respectively. Our accumulated deficit as of September 30, 2000 was $116,318,000. We expect to continue to incur operating losses in the next year and there can be no assurance that we will ever achieve profitability.

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

                     AMERICAN SUPERCONDUCTOR CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS FOR THE
                      SIX MONTHS ENDED SEPTEMBER 30, 2000


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

     In anticipation of significantly increased demand for our products, we have announced plans to build a facility exclusively dedicated to HTS wire manufacturing at the Devens Commerce Center in Devens, Massachusetts, and have begun construction of this facility. Over the next two years, we plan to use a portion of the net proceeds from our March 2000 stock offering to buy land, construct a building and purchase equipment for the new HTS wire manufacturing facility in Devens, and for a new SMES manufacturing facility. We can only estimate the costs of these projects, and the actual costs may be significantly in excess of our estimates. In addition, we may be unable to lease suitable space for our new facilities on commercially acceptable terms, the completion of those new facilities may be delayed, or we may experience start-up difficulties or other problems once those facilities become operational. Finally, if increased demand for our products does not materialize, we will not generate sufficient revenue to offset the cost of establishing and operating these facilities.

We have no experience manufacturing our products in commercial quantities.

     To be financially successful, we will have to manufacture our products in commercial quantities at acceptable costs while also preserving the quality levels achieved in manufacturing these products in limited quantities. This presents a number of technological and engineering

                     AMERICAN SUPERCONDUCTOR CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS FOR THE
                      SIX MONTHS ENDED SEPTEMBER 30, 2000


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

                     AMERICAN SUPERCONDUCTOR CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS FOR THE
                      SIX MONTHS ENDED SEPTEMBER 30, 2000


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

                     AMERICAN SUPERCONDUCTOR CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS FOR THE
                      SIX MONTHS ENDED SEPTEMBER 30, 2000


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

     We own or have licensing rights under many patents and pending patent applications. However, the patents that we own or license may not provide us with meaningful protection of our technologies, and may not prevent our competitors from using similar technologies, for a variety of reasons, such as the following:

     . The patent applications that we or our licensors file may not result in patents being issued.

     . Patents and patent applications may be challenged by third parties. For example, several interference or opposition proceedings have been initiated with respect to patent applications or patents under which we hold exclusive licenses. These proceedings could result in a loss of patents or applications, which would also result in a loss of our rights under them; and in the case of an interference might also result in the issuance of a similar patent to the party initiating the interference proceeding.

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

                     AMERICAN SUPERCONDUCTOR CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS FOR THE
                      SIX MONTHS ENDED SEPTEMBER 30, 2000


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

                      AMERICAN SUPERCONDUCTOR CORPORATION

                                    PART II

                               OTHER INFORMATION

                                  -----------


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          At the Company's Annual Meeting of Stockholders held on July 28, 2000, the following proposals were adopted by the vote specified below:


                                                     Withheld Authority
                                                          To Vote
     Proposal                         For             For All Nominees
     --------                         ---             ----------------
     1.  Election of Directors

         Gregory J. Yurek          17,775,875             381,756
         Albert J. Baciocco, Jr.   17,774,775             382,856
         Frank Borman              17,771,375             386,256
         Peter O. Crisp            17,774,775             382,856
         Richard Drouin            17,774,875             382,756
         Gerard Menjon             16,036,365           2,121,266
         Andrew G.C. Sage, II      17,772,075             385,556
         John Vander Sande         17,775,875             381,756

                                                                       Broker
                                        For       Against    Abstain  Non-Votes
                                        ---       -------    -------  ---------
     2. To approve amendments to
     the Company's 1996 Stock
     Incentive Plan                   6,069,261   5,017,156   49,475   7,021,739

     3. To approve amendments to the
     Company's 1997 Director Stock
     Option Plan                      6,936,682   4,139,397   59,813   7,021,739

     4. To approve 2000 Employee
     Stock Purchase Plan             10,310,322     774,499    51,071  7,021,739

     5. Ratification of Independent
     Auditors                        18,115,061      26,469    16,101          -


 Please see the Company's Proxy Statement filed with the Commission in connection with this Annual Meeting for a description of the matters voted upon.

 Item 6.   Exhibits and Reports on Form 8-K
           --------------------------------

          Exhibit 3.1 Amended and Restated By-Laws of the Company

          Exhibit 27.1 Financial Data Schedule

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       AMERICAN SUPERCONDUCTOR CORPORATION


November 14, 2000                         /s/ Gregory J. Yurek
-------------------------------           -----------------------------------
Date                                      Gregory J. Yurek
                                          Chairman of the Board, President and
                                          Chief Executive Officer


November 14, 2000                         /s/ Thomas M. Rosa
-------------------------------           -----------------------------------
Date                                      Thomas M. Rosa
                                          Chief Accounting Officer, Corporate
                                          Controller and Assistant Secretary