Form 10-Q
period 2000-12-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2001-02-14
CIK 880807

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For The Quarter Ended: December 31, 2000  Commission File Number 0-19672
                       -----------------


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

                                YES  X      NO
                                   -----      -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, par value $.01 per share                  20,255,596
--------------------------------------      -----------------------------------
                Class                       Outstanding as of February 12, 2000

                      AMERICAN SUPERCONDUCTOR CORPORATION

                                     INDEX
                                     -----

                                                                               Page No.
                                                                               --------
Part I - Financial Information
  Consolidated Balance Sheets
     December 31, 2000 (unaudited) and March 31, 2000                              3

  Consolidated Statements of Operations
     for the three months ended
     December 31, 2000 and 1999 and the
     nine months ended December 31, 2000
     and 1999 (unaudited)                                                          4

  Consolidated Statements of Comprehensive Income (Loss)
     for the three months ended
     December 31, 2000 and 1999 and the
     nine months ended December 31, 2000
     and 1999 (unaudited)                                                          5

  Consolidated Statements of Cash Flows
     for the nine months ended
     December 31, 2000 and 1999 (unaudited)                                        6

  Notes to Interim Consolidated Financial Statements                              7-11

  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                         12-22

Part II - Other Information                                                       23

Signatures                                                                        24

AMERICAN SUPERCONDUCTOR CORPORATION
Consolidated Balance Sheets

                                                                        December 31,           March 31,
                                                                            2000                 2000
                                                                        ------------         ------------
                                                                        (unaudited)
                             ASSETS
Current assets:
      Cash and cash equivalents                                         $ 71,086,828         $126,917,768
      Accounts receivable                                                 13,479,844            7,317,009
      Inventory                                                           14,678,910            9,246,950
      Prepaid expenses and other current assets                            1,587,934              809,129
                                                                        ------------         ------------
          Total current assets                                           100,833,516          144,290,856

Property and equipment:
      Land                                                                 4,131,668                  -
      Construction in progress-Building                                    6,092,863                  -
      Equipment                                                           34,468,060           20,300,734
      Furniture and fixtures                                               2,050,109            1,670,029
      Leasehold improvements                                               3,174,820            3,006,814
                                                                        ------------         ------------

                                                                          49,917,520           24,977,577
Less: accumulated depreciation                                           (17,567,655)         (15,199,346)
                                                                        ------------         ------------

Property and equipment, net                                               32,349,865            9,778,231

Long-term marketable securities                                          108,190,876           91,737,449
Long-term accounts receivable                                              1,375,000            1,750,000
Net investment in sales-type lease                                           279,110              279,110
Goodwill                                                                   1,174,198                    0
Other assets                                                               1,650,315            1,078,610
                                                                        ------------         ------------
Total assets                                                            $245,852,880         $248,914,256
                                                                        ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses                               $7,715,423           $6,339,023
      Deferred revenue                                                           -                371,250
                                                                        ------------         ------------

      Total current liabilities                                            7,715,423            6,710,273

Long-term deferred revenue                                                 3,418,473            1,259,883
Commitments

Stockholders' equity:
      Common stock, $.01 par value
          Authorized shares-50,000,000; issued and outstanding
             - 20,221,422 and 19,734,714 at December 31, 2000 and
             March 31, 2000, respectively                                    202,214              197,347
      Additional paid-in capital                                         355,265,781          348,903,034
      Deferred compensation                                                 (450,783)            (530,333)
      Deferred warrant costs                                                (411,631)            (637,552)
      Accumulated other comprehensive income (loss)                          560,740             (172,515)
      Accumulated deficit                                               (120,447,337)        (106,815,881)
                                                                        ------------         ------------
Total stockholders' equity                                               234,718,984          240,944,100
                                                                        ------------         ------------
Total liabilities and stockholders' equity                              $245,852,880         $248,914,256
                                                                        ============         ============

                 The accompanying notes are an integral part
                   of the consolidated financial statements.

                      AMERICAN SUPERCONDUCTOR CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                         Three Months Ended                     Nine Months Ended
                                                            December 31,                           December 31,
                                                      2000               1999              2000                 1999
                                                  -----------        -----------        ----------          ------------
Revenues:
      Contract revenue                            $ 1,005,198        $ 4,533,187        $  2,400,186        $  8,712,050
      Product sales and prototype
           development contracts                    4,601,640            498,627          11,848,494           1,123,179
                                                  -----------        -----------        ------------        ------------
           Total revenues                           5,606,838          5,031,814          14,248,680           9,835,229

Costs and expenses:
      Costs of  revenue - Contracts                   998,156          4,522,358           2,384,593           8,650,294
      Costs of  revenue - Product sales and
           prototype development contracts          3,106,913            560,989           8,867,111           1,247,904
      Research and development                      5,106,967          2,263,876          16,445,107           8,999,343
      Selling, general and administrative           3,673,750            797,941          10,343,976           4,481,563
                                                  -----------        -----------        ------------        ------------

           Total costs and expenses                12,885,786          8,145,164          38,040,787          23,379,104

Interest income                                     3,117,357            226,425          10,111,087             871,203
Other income (expense), net                            31,837              3,601              49,564               5,932
                                                  -----------        -----------        ------------        ------------

Net loss                                          $(4,129,754)       $(2,883,324)       $(13,631,456)       $(12,666,740)
                                                  ===========        ===========        ============        ============

Net loss per common share
      Basic                                       $     (0.20)       $     (0.19)       $      (0.68)       $      (0.82)
                                                  ===========        ===========        ============        ============

      Diluted                                     $     (0.20)       $     (0.19)       $      (0.68)       $      (0.82)
                                                  ===========        ===========        ============        ============

Weighted average number of
      common shares outstanding
      Basic                                        20,212,281         15,554,214          20,083,930          15,464,834
                                                  ===========        ===========        ============        ============

      Diluted                                      20,212,281         15,554,214          20,083,930          15,464,834
                                                  ===========        ===========        ============        ============




                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                      AMERICAN SUPERCONDUCTOR CORPORATION
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (Unaudited)

                                                  Three Months Ended                     Nine Months Ended
                                                     December 31,                           December 31,
                                                2000               1999               2000                1999
                                            ------------       ------------       -------------       -------------
Net loss                                    ($4,129,754)       ($2,883,324)       ($13,631,456)       ($12,666,740)
Other comprehensive income (loss)
      Foreign currency translation               31,732             (8,148)             13,943              (9,337)
      Unrealized gains (losses)
           on investments                       394,129            (39,033)            719,312             (74,475)
                                            -----------        -----------        ------------        ------------
Other comprehensive income (loss)               425,861            (47,181)            733,255             (83,812)

Comprehensive income (loss)                 $(3,703,893)       $(2,930,505)       $(12,898,201)       $(12,750,552)
                                            ===========        ===========        ============        ============


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                      AMERICAN SUPERCONDUCTOR CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                     Nine Months Ended
                                                                                        December 31,
                                                                                   2000              1999
                                                                                   ----              ----
Cash flows from operating activities:
       Net loss                                                                $(13,631,456)     $(12,666,740)
       Adjustments to reconcile net loss to net cash used by operations:
           Depreciation and amortization                                          2,688,141         1,529,176
           Deferred compensation expense                                             79,550              -
           Deferred warrant costs                                                   265,888           334,813
           Stock compensation expense                                               165,586            96,962
           Changes in operating asset and liability accounts :
                  Accounts receivable                                            (5,735,557)       (3,194,799)
                  Inventory                                                      (5,171,980)       (2,964,708)
                  Prepaid expenses and other current assets                        (778,805)          (82,763)
                  Accounts payable and accrued expenses                           1,376,400         1,217,900
                  Deferred revenue - current and long-term                        1,787,340         1,583,883
                                                                               ------------      ------------
       Total adjustments                                                         (5,323,437)       (1,479,536)

       Net cash used by operating activities                                    (18,954,893)      (14,146,276)

Cash flows from investing activities:
           Purchase of property and equipment (net)                             (24,734,414)       (4,571,403)
           Purchase of long-term marketable securities                          (15,734,115)         (315,467)
           Purchase of assets of Integrated Electronics, LLC                       (755,000)             -
           Net investment in sales-type lease                                           -               8,000
           Increase in other assets                                                (736,454)         (394,224)
                                                                               ------------      ------------

       Net cash used in investing activities                                    (41,959,983)       (5,273,094)

Cash flows from financing activities:
           Net proceeds from issuance of common stock                             5,083,936         1,950,777
                                                                               ------------      ------------

       Net cash provided by financing activities                                  5,083,936         1,950,777

Net increase (decrease) in cash and cash equivalents                            (55,830,940)      (17,468,593)

Cash and cash equivalents at beginning of period                                126,917,768        24,969,142
                                                                               ------------      ------------

Cash and cash equivalents at end of period                                     $ 71,086,828      $  7,500,549
                                                                               ============      ============

Supplemental schedule of cash flow information:
           Noncash issuance of common stock                                    $  1,323,261      $     96,962


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                      AMERICAN SUPERCONDUCTOR CORPORATION

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1. Nature of the Business:
   -----------------------

   American Superconductor Corporation (the "Company"), which was formed on April 9, 1987, is a world leader in developing and manufacturing products using superconducting materials and power electronic devices for electric power applications. The focus of the Company's development and commercialization efforts is on electrical equipment for use by electric utilities and industrial and commercial users of electrical power. For large-scale applications, the Company's development efforts are focused on high temperature superconducting ("HTS") power transmission cables, motors, generators and transformers. In the area of industrial power quality and transmission network power reliability, the Company is focused on marketing and selling commercial superconducting magnetic energy storage ("SMES") devices, on development and commercialization of new SMES products, on development of power electronic subsystems, and on providing engineering services in the area of power quality and transmission network reliability for industrial, commercial and utility customers. The Company operates in two business segments.

   The Company currently derives a substantial portion of its revenue from research and development contracts. A significant portion of this contract revenue relates to a development contract with Pirelli Cables and Systems ("Pirelli"), who (through an affiliated company) is a stockholder of the Company.

   Costs of revenue include research and development and selling, general and administrative expenses that are incurred in the performance of these development contracts.

   Research and development and selling, general and administrative expenses included as costs of revenue were as follows:

                                          Three         Three          Nine          Nine
                                          Months        Months        Months        Months
                                           Ended         Ended         Ended         Ended
                                        12/31/2000    12/31/1999    12/31/2000    12/31/1999
                                        ----------    ----------    ----------    ----------
Research and development expenses       $1,742,079    $3,286,565    $4,197,852    $6,459,655
Selling, general and administrative
expenses                                $  577,120    $1,759,208    $1,328,360    $3,297,263


2. Basis of Presentation:
   ----------------------

   The accompanying consolidated financial statements are unaudited, except for those dated as of March 31, 2000, and have been prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosure normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended December 31, 2000 and 1999 and the financial position at December 31, 2000.

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

   On June 1, 2000, the Company acquired substantially all of the assets of Integrated Electronics, LLC ("IE"). The IE acquisition was accounted for under the purchase method of accounting. Goodwill of $1,329,282 represented the excess of the purchase price of $1,833,125 over the fair value of the acquired assets of $503,843 at June 1, 2000. The purchase price consisted of cash paid to IE of $675,000, miscellaneous transaction costs of $80,000, and the value of 37,500 shares of the Company's common stock at June 1, 2000 of $1,078,125. The fair value of the assets acquired were accounts receivable of $52,278, inventory of $259,980, and fixed assets of $191,585. These asset purchases are included under "Purchase of assets of Integrated Electronics, LLC" in the Consolidated Statements of Cash Flows for the period ended December 31, 2000 and thus are excluded from the "Changes in operating asset and liability accounts" section of the Consolidated Statements of Cash Flows.

   Certain prior year amounts have been reclassified to be consistent with the current year presentation.


3. Net Loss Per Common Share:
   --------------------------

   The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" effective December 28, 1997. SFAS No. 128 requires presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes dilution and is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares include the effect of the exercise of stock options. For the three months ended December 31, 2000 and 1999, common equivalent shares of 2,450,138 and 1,543,813 were not included for the calculation of diluted EPS as they were considered antidilutive. For the nine months ended December 31, 2000 and 1999, common equivalent shares of 2,524,041 and 3,391,891 were also not included for the calculation of diluted EPS as they were also considered antidilutive.


4. Cost-Sharing Agreements:
   -----------------------

   The Company received funding of approximately $4,000 under a U.S. Air Force cost-sharing agreement in the three months ended December 31, 2000, compared to approximately $347,000 from two Department of Energy cost-sharing agreements in the three months ended December 31, 1999. For the nine months ended December 31, 2000 and 1999, government cost-sharing funding was approximately $198,000 and $1,446,000, respectively. This funding was used to directly offset research and development and selling, general and administrative expenses.

                      AMERICAN SUPERCONDUCTOR CORPORATION

5. Business Segment Information:
   -----------------------------

   The Company adopted Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), as of March 31, 1999. The Company has two reportable business segments as defined by FAS 131-High Temperature Superconducting ("HTS") business segment, and the Superconducting Magnetic Energy Storage ("SMES") segment.

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

   The operating segment results for the HTS and SMES business segments were as follows:

                                                      Three Months Ended December 31       Nine Months Ended December 31
                                                      ------------------------------      -------------------------------
                                                          2000              1999               2000              1999
                                                      ------------      ------------      -------------      -------------
Revenues
--------
 HTS                                                  $  2,110,869      $  4,967,931      $   5,305,806      $   9,249,385
 SMES                                                    3,495,969            63,883          8,942,874            585,844
                                                      ------------      ------------      -------------      -------------
     Total                                            $  5,606,838      $  5,031,814      $  14,248,680      $   9,835,229
                                                      ============      ============      =============      =============

Operating Income (loss)
-----------------------
 HTS                                                  $ (6,118,182)     $ (1,034,768)     $ (18,926,676)     $  (7,639,802)
 SMES                                                     (835,622)       (1,810,922)        (3,869,712)        (5,031,246)
 Unallocated Corporate Expenses                           (325,144)         (267,660)          (995,719)          (872,827)
                                                      ------------      ------------      -------------      -------------
     Total                                             $(7,278,948)     $ (3,113,350)     $ (23,792,107)      $(13,543,875)
                                                      ============      ============      =============      =============


                      AMERICAN SUPERCONDUCTOR CORPORATION

   The segment assets for the HTS and SMES business segments were as follows:

                                                      December 31, 2000        March 31, 2000
                                                      -----------------        --------------
   HTS                                                  $ 38,642,372            $ 16,265,634
   SMES                                                   27,932,804              13,993,405
   Corporate cash and marketable securities              179,277,704             218,655,217
                                                        ------------            ------------
   Total                                                $245,852,880            $248,914,256
                                                        ============            ============


   The accounting policies of the business segments are the same as those described in Note 2, except that certain corporate expenses which we do not believe are specifically attributable or allocable to either business segment have been excluded from the segment operating losses.


6. New Accounting Pronouncements:
   -----------------------------

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

   In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The SEC has subsequently delayed the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We believe the future impact on our financial statements as a result of SAB 101 will be immaterial.

                      AMERICAN SUPERCONDUCTOR CORPORATION

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

                      AMERICAN SUPERCONDUCTOR CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                      NINE MONTHS ENDED DECEMBER 31, 2000


Results of Operations
---------------------

Total revenues during the three months ended December 31, 2000 were $5,607,000, compared to $5,032,000 for the same period a year earlier. For the nine months ended December 31, 2000, revenues were $14,249,000, as compared to $9,835,000 for the comparable period in 1999. Revenues for the three and nine-month periods increased by $575,000 and $4,414,000, respectively, compared to the same prior-year periods. The increase in revenue resulted from higher sales of Superconducting Magnetic Energy Storage (SMES) products. SMES sales in the quarter were $3,496,000, compared to $64,000 during the third quarter of last year, an increase of $3,432,000. SMES sales for the recent nine-month period were $8,943,000, compared to $586,000 recorded during the first nine months of last year, an increase of $8,357,000.

These increases in SMES sales were partially offset by lower HTS business unit revenues, which decreased by $2,857,000 and $3,943,000 for the three and nine-month periods ended December 31, 2000, respectively, compared to the same prior-year periods. In the quarter ended December 31, 2000, total HTS revenues were $2,111,000, as compared to $4,968,000 in the prior-year quarter. HTS contract revenue decreased to $775,000 in the quarter ended December 31, 2000 from $4,478,000 in the year-ago quarter. The year-ago quarter included $3,000,000 of revenue from a research and development contract with Pirelli Cables and Systems, which became effective October 1, 1999. Included in the $3,000,000 of Pirelli-related contract revenue was $2,500,000 of retroactive funding for work performed prior to October 1, 1999. Pirelli-related contract revenue for the quarter ended December 31, 2000 was $500,000. HTS revenues from product sales and prototype development contracts increased to $1,336,000 in the quarter ended December 31, 2000, compared to $490,000 in the prior-year period, partially offsetting the decline in contract revenue. For the nine-month periods ended December 31, 2000 and 1999, total HTS revenues were $5,306,000 and $9,249,000, respectively, a decrease caused by lower contract revenues.

For the three months ended December 31, 2000, we recorded approximately $4,000 of funding under a new $1,500,000 government cost-sharing agreement with the U.
S. Air Force, which became effective December 18, 2000. For the three months ended December 31, 1999, we recorded $347,000 of funding under two cost sharing agreements with the Department of Energy ("DOE"). For the nine months ended December 31, 2000, funding under government cost-sharing agreements was $198,000, compared to $1,446,000 for the comparable period in 1999. We anticipate that a portion of our funding in the future will continue to come from cost-sharing agreements as we continue to develop joint programs with government agencies. Funding from government cost-sharing agreements is recorded as an offset to research and development and selling, general and administrative expenses, as required by government contract accounting guidelines, rather than as revenues.

                      AMERICAN SUPERCONDUCTOR CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                      NINE MONTHS ENDED DECEMBER 31, 2000


Total costs and expenses for the three months ended December 31, 2000 were $12,886,000, compared to $8,145,000 for the same period last year. Total costs and expenses for the first nine months of the current fiscal year were $38,041,000, compared to $23,379,000 for the same period last year. The increase in costs and expenses was primarily the result of our increased investment in research and development and increased costs of revenue associated mainly with the higher level of SMES product sales.

Adjusted research and development ("R&D") expenses, which include amounts classified as costs of revenue and amounts offset by cost sharing funding, increased to $6,851,000 in the three months ended December 31, 2000 from $5,730,000 for the same period of the prior year. For the nine-month periods ended December 31, 2000 and 1999, adjusted research and development expenses were $20,745,000 and $16,204,000, respectively. These increases were due to the continued scale-up of our internal research and development activities, including the hiring of additional personnel and the purchases of materials and equipment, and higher spending on licenses and consultants/outside contractors. A portion of the R&D expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as R&D expenses). A significantly higher proportion of R&D expenditures was classified as costs of revenue in the year-ago periods due to the higher level of Pirelli and other contract revenues. Additionally, a portion of R&D expenses was offset by cost sharing funding. Net R&D expenses (exclusive of amounts classified as costs of revenues and amounts offset by cost sharing funding) increased to $5,107,000 in the quarter ended December 31, 2000 from $2,264,000 for the same period last year. For the nine months ended December 31, 2000 and 1999, these amounts were $16,445,000 and $8,999,000, respectively.

Our R&D expenditures are summarized as follows:

                                             Three Months   Three Months    Nine Months     Nine Months
                                                 Ended          Ended          Ended           Ended
                                              12/31/2000     12/31/1999     12/31/2000      12/31/1999
                                              ----------     ----------     ----------      ----------
R&D expenses per Consolidated
Statements of Operations..................    $5,107,000     $2,264,000     $16,445,000     $ 8,999,000
R&D expenditures on development
contracts classified as Costs of revenue..     1,742,000      3,287,000       4,198,000       6,460,000
R&D expenditures offset by cost sharing
funding...................................         2,000        179,000         102,000         745,000
                                              ----------     ----------     -----------     -----------

Adjusted R&D expenses                         $6,851,000     $5,730,000     $20,745,000     $16,204,000
                                              ==========     ==========     ===========     ===========

Adjusted selling, general and administrative ("SG&A") expenses, which include amounts classified as costs of revenue and amounts offset by cost sharing funding, increased to $4,253,000 for the three months ended December 31, 2000, compared to $2,725,000 for the same period a year earlier. For the nine-month periods ended December 31, 2000 and 1999, adjusted

                      AMERICAN SUPERCONDUCTOR CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                      NINE MONTHS ENDED DECEMBER 31, 2000


SG&A expenses were $11,768,000 and $8,479,000, respectively. These increases were primarily due to the hiring of additional personnel and related expenses incurred to support corporate development, marketing, and recruiting activities and future planned growth. A portion of the SG&A expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as SG&A expenses). A significantly higher proportion of SG&A expenditures was classified as costs of revenue in the year-ago periods due to the higher level of Pirelli and other contract revenues. Additionally, a portion of SG&A expenses was offset by cost sharing funding. Net SG&A expenses (exclusive of amounts classified as costs of revenues and amounts offset by cost sharing funding) increased to $3,674,000 in the quarter ended December 31, 2000 from $798,000 for the same period last year. For the nine months ended December 31, 2000 and 1999, these amounts were $10,344,000 and $4,482,000, respectively.


Our SG&A expenditures are summarized as follows:

                                             Three Months   Three Months   Nine Months     Nine Months
                                                 Ended          Ended          Ended           Ended
                                              12/31/2000     12/31/1999     12/31/2000      12/31/1999
                                              ----------     ----------     ----------      ----------
SG&A expenses per Consolidated
Statements of Operations..................    $3,674,000     $  798,000     $10,344,000     $4,482,000
SG&A expenditures on development
contracts classified as Costs of revenue..       577,000      1,759,000       1,328,000      3,297,000
SG&A expenditures offset by cost
sharing funding...........................         2,000        168,000          96,000        700,000
                                              ----------     ----------     -----------     ----------
                                              $4,253,000     $2,725,000     $11,768,000     $8,479,000
Adjusted SG&A expenses                        ==========     ==========     ===========     ==========


Interest income was $3,117,000 in the quarter ended December 31, 2000 compared to $226,000 for the same period in the previous year. For the nine months ended December 31, 2000 and 1999, these amounts were $10,111,000 and $871,000, respectively. These increases in interest income reflect the higher cash balances available for investment as a result of receiving $205,625,000 in net proceeds from our March, 2000 public offering of 3,500,000 shares of common stock.

We expect to continue to incur operating losses for the next two years, as we continue to devote significant financial resources to our research and development activities and commercialization efforts.

We expect to be party to agreements which, from time to time, may result in costs incurred exceeding expected revenues under such contracts. We may enter into such agreements for a variety of reasons including, but not limited to, entering new product application areas, furthering

                      AMERICAN SUPERCONDUCTOR CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                      NINE MONTHS ENDED DECEMBER 31, 2000


the development of key technologies, and advancing the demonstration of commercial prototypes in critical market applications.

Please refer to the "Future Operating Results" section below for a discussion of certain factors that may affect our future results of operations and financial condition.


Liquidity and Capital Resources
-------------------------------

At December 31, 2000, we had cash, cash equivalents and long-term marketable securities of $179,278,000 compared to $218,655,000 at March 31, 2000. The principal uses of cash during the nine months ended December 31, 2000 were the funding of our operations, the acquisition of capital equipment, primarily for research and development and manufacturing, and expenditures for our planned new HTS manufacturing facility in Devens, Massachusetts.

Long-term accounts receivable of $1,375,000 represents the amount due after December 31, 2001 on the $2,500,000 recognized as revenue in the year ended March 31, 2000 for R&D work performed by us prior to the effective date (October 1, 1999) of the Pirelli development agreement. The $2,500,000 payment by Pirelli for R&D performed before October 1, 1999 is guaranteed by the agreement and is payable in quarterly installments over the five-year period between October 1, 1999 and September 30, 2004.

Goodwill of $1,174,000 at December 31, 2000 represents the excess of the purchase price paid for the acquisition of substantially all of the assets of Integrated Electronics, LLC ("IE") on June 1, 2000, over the fair value of IE's assets, less amortization. The IE transaction was accounted for under the purchase method of accounting. Goodwill was initially calculated to be $1,329,000, and is being amortized over a five-year period beginning June 1, 2000, in an amount equal to $22,000 per month. Results of operations for IE since June 1, 2000 are incorporated in our consolidated financial results.

We have potential funding commitments (excluding amounts included in accounts receivable) of approximately $15,264,000 to be received after December 31, 2000 from strategic partners and government and commercial customers, compared to $20,064,000 at March 31, 2000. However, these commitments, including $3,835,000 on U.S. government contracts, are subject to certain cancellation provisions. Of the current commitment amount of $15,264,000, approximately 48% is potentially collectable within the next 12 months.

To date, inflation has not had a material impact on our financial results.

                      AMERICAN SUPERCONDUCTOR CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                      NINE MONTHS ENDED DECEMBER 31, 2000


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

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101,"Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The SEC has subsequently delayed the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We believe the future impact on our financial statements as a result of SAB 101 will be immaterial.

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

                      AMERICAN SUPERCONDUCTOR CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                      NINE MONTHS ENDED DECEMBER 31, 2000


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

  We have been principally engaged in research and development activities. We have incurred net losses in each year since our inception. Our net loss for fiscal 1998, fiscal 1999, fiscal 2000, and the first nine months of fiscal 2001 was $12,378,000, $15,326,000, $17,598,000, and $13,631,000, respectively. Our accumulated deficit as of December 31, 2000 was $120,447,000. We expect to continue to incur operating losses in the next two years and there can be no assurance that we will ever achieve profitability.


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

                      AMERICAN SUPERCONDUCTOR CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                      NINE MONTHS ENDED DECEMBER 31, 2000


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

                      AMERICAN SUPERCONDUCTOR CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                      NINE MONTHS ENDED DECEMBER 31, 2000


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

                      AMERICAN SUPERCONDUCTOR CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                      NINE MONTHS ENDED DECEMBER 31, 2000


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

                      AMERICAN SUPERCONDUCTOR CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                      NINE MONTHS ENDED DECEMBER 31, 2000


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

                      AMERICAN SUPERCONDUCTOR CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                      NINE MONTHS ENDED DECEMBER 31, 2000


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

                                    ------


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





February 14, 2001                          /s/ Gregory J. Yurek
-------------------------------            ------------------------------------
Date                                       Gregory J. Yurek
                                           Chairman of the Board, President and
                                           Chief Executive Officer





February 14, 2001                          /s/ Thomas M. Rosa
-------------------------------            ------------------------------------
Date                                       Thomas M. Rosa
                                           Chief Accounting Officer, Corporate
                                           Controller and Assistant Secretary