Form 10-K
period 2001-03-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2001-06-27
CIK 880807

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

                   For the fiscal year ended March 31, 2001

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

                     Yes  X                         No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  On April 30, 2001, the aggregate market value of voting Common Stock held by nonaffiliates of the Registrant was $307,722,964 based on the closing price of the Common Stock on the Nasdaq National Market on April 30, 2001.

  The number of shares of Common Stock outstanding as of April 30, 2001 was 20,280,191.

                      DOCUMENTS INCORPORATED BY REFERENCE

Document                                               Form 10-K Part
--------                                               --------------
Definitive Proxy Statement with respect to the Annual     Part III
Meeting of Stockholders for the fiscal year ended
March 31, 2001, to be filed with the Securities and
Exchange Commission by June 27, 2001.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS


 Item                                                                      Page
 ----                                                                      ----
                                    Part I
 1.   Business..........................................................     1
 2.   Properties........................................................    17
 3.   Legal Proceedings.................................................    18
 4.   Submission of Matters to a Vote of Security Holders Stockholder
      Matters...........................................................    18

                                    Part II
 5.   Market for Registrant's Common Equity and Related.................    20
 6.   Selected Financial Data...........................................    20
 7.   Management's Discussion and Analysis of Financial Condition and
      Results of Operations.............................................    21
 7A.  Quantitative and Qualitative Disclosure About Market Risk.........    21
 8.   Financial Statements and Supplementary Data.......................    21
 9.   Changes and Disagreements with Accountants on Accounting and
      Financial Disclosure..............................................    21

                                   Part III
 10.  Directors and Executive Officers of the Registrant................    21
 11.  Executive Compensation............................................    21
 12.  Security Ownership of Certain Beneficial Owners and Management....    21
 13.  Certain Relationships and Related Transactions....................    21

                                    Part IV
 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..    22

  This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that relate to future events or conditions, including without limitation, the statements under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and located elsewhere herein regarding industry prospects and the Company's prospective results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management's current expectations and are inherently uncertain. The important factors discussed below under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Future Operating Results," among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Any such forward-looking statements represent management's estimates as of the date of this Annual Report on Form 10-K. While the Company may elect to update such forward-looking statements at some point in the future, it disclaims any obligation to do so, even if subsequent events cause its views to change. These forward-looking statements should not be relied upon as representing the Company's views as of any date subsequent to the date of this Annual Report on Form 10-K.

Item 1. Business

Overview

  American Superconductor Corporation is a world leader in developing products using superconducting materials and power electronic switches. We offer two core enabling technologies and products: high temperature superconductor (HTS) wires and power electronic switches. We sell products based on these technologies to electrical equipment manufacturers, industrial power users, and businesses that produce and deliver power.

  We develop and manufacture HTS wire capable today of carrying more than 140 times the electrical current of conventional copper wire of the same dimensions. We have also developed and commercialized advanced power electronic switches that control, modulate, and move large amounts of power with higher efficiency and at lower cost than competing products for power levels greater than 50 kilowatts (50kW).

  Leveraging these core products is fundamental to our commercialization strategy and has resulted in two other significant products. We also manufacture and sell superconducting magnetic energy storage (SMES) systems, which are used by customers to improve power quality and reliability and increase power transfer capacity in constrained transmission grids. We are also developing lower cost, higher efficiency, smaller and lighter electric motors and generators.

  Our products, and those sold by electrical equipment manufacturers incorporating our products, can:

  . Dramatically increase the reliability and power transfer capacity
    ("bandwidth") of power delivery systems;

  . Substantially improve the quality of electric power delivered to customers;

  . Greatly reduce the manufacturing and operating costs of primary electrical equipment, including generators and motors; and

  . Conserve energy resources used to produce electricity, such as oil, gas and coal, by more efficiently conducting electricity and converting it into useful forms.

  Consistent with bringing our revolutionary products to market on a global basis, we have established a number of strategic relationships with market leaders, including: Pirelli Cables and Systems; the GE Industrial Systems division of the General Electric Company; Rockwell Automation, an operating unit of Rockwell International Corporation; ALSTOM Power Conversion, Inc.; Litton Industries' Litton Ship Systems group; and Electricite de France.

  We believe there will be significant market demand for our products because of the following factors:

  . Demand for electrical power is rapidly growing on a global basis;

  . The power delivery infrastructure in many developed nations is severely constrained in its ability to safely carry and deliver large amounts of power;

  . Power reliability and power quality are increasingly important as economies transition to computerized and digital electronic systems;

  . Domestic policy is now acknowledging the need to upgrade the transmission and distribution grid as part of an effective long-term national energy policy; and

  . Environmental threats from global industrialization and population growth continue to influence nations to encourage environmentally friendly power technologies.

Market Overview

 Power Demand and Transmission Capacity

  Over the next 10 years, domestic demand for electric power is expected to increase approximately 25%. This large projected increase is being driven in part by the trend toward electrification of energy use throughout the world. Rapid growth in the use of computers, the Internet and telecommunications products has created a significant increase in demand for power to run computers and other microprocessor-based components and devices that depend on electricity. Projected growth rates for power consumption by these newer technologies are far higher than for traditional uses of power, which have historically grown in proportion to the GNP. This growth in power consumption, especially for higher quality and more reliable power to support digital applications, is a major driver for all of our businesses.

  We believe another major factor in our expected growth will be the need for massive improvements to the nation's transmission infrastructure. As identified in a report by President Bush's National Energy Policy Development Group (NEPDG), transmission capacity is already insufficient to meet today's needs. The graph below illustrates the decline in transmission asset investment over the last decade while generating capacity increased.

                             [GRAPH APPEARS HERE]

  The NEPDG report signals an important shift in federal energy policy, including recognition of critical deficiencies in the national transmission grid and identification of specific initiatives favorable to our commercialization objectives.

  Among other conclusions, the report specifically recommends that the President direct appropriate federal agencies to examine the benefits of establishing a national transmission grid to meet the energy needs of the growing U.S. economy. It further recommends that the Secretary of the U.S. Department of Energy (DOE) be directed to identify transmission bottlenecks and specific measures to remove such bottlenecks. The report specifically recommends that the President direct the DOE to expand research on transmission reliability and superconductivity. It also cites the need for incentives for adequate investment in the transmission system and formation of companies dedicated to transmission facility operation. We believe we are well positioned to benefit from expected future improvements in transmission capacity, reliability and efficiency consistent with the proposed national energy policy.

  In the summer of 1999, failures of overloaded power cables in a number of U.S. cities indicated the need to upgrade the power delivery infrastructure to keep pace with increasing power demand. Several years ago, the Electric Power Research Institute estimated that 2,200 miles of U.S. urban power cables were candidates for replacement. We believe this figure has increased in recent years. We estimate that the annual addressable worldwide market for HTS power cables for both power transmission and distribution applications is $5 billion.

 Power Quality and Reliability

  The reliability of the power supply network and the quality of the power delivered are becoming increasingly important in today's economy. Many of the new computer and telecommunications applications that are driving increased demand for power incorporate silicon chips that require a higher level of power reliability and quality. Voltage instability and low voltage in the power delivery network are significant problems for modern computers and telecommunications equipment. As the Internet economy grows, avoiding downtime due to power-related problems will become increasingly important. In addition, the increased use of sensitive electronics in manufacturing has led to more frequent and abrupt shutdowns of industrial operations because of voltage sags.

Protection against power quality problems such as voltage sags lasting two seconds or less can provide significant economic value to large industrial users of power. Such momentary sags cause more than 90% of all plant shutdowns, which can last from hours to days and be very costly. According to a Sandia National Laboratories study, the annual cost to U.S. businesses of power disturbances is $150 billion, with $114 billion or 76% resulting from voltage sags and undervoltages.

  In the past, electric utilities have attempted to enhance the reliability of networks primarily by installing more power lines. Power suppliers are finding it increasingly difficult to get permits for new lines due to environmental, health, safety, property value and aesthetic concerns. As a result, both power users and electric utilities are seeking new solutions for power quality and reliability problems.

  We believe we are well positioned to participate in the significant increases in investment in the grid that are expected to occur over the next decade and beyond. We anticipate that our participation in this growing opportunity will be through sales of SMES and related products, and through sales of HTS wires for high-capacity power cables that increase the power bandwidth of existing rights of way.

 Power Electronic Switches

  After power is generated or transported over wires, it nearly always requires switching to a more useful form specific to end-use applications. Driven in part by the trend toward a global digital economy, the complexity of switching power into useful forms is increasing. This in turn is driving the market for power switching applications. Industry experts estimate that more than 20% of all power generated in the U.S. goes through power electronic switches and that this amount will increase with higher demand for more reliable power, including distributed generation.

  Frost & Sullivan estimates the annual worldwide alternating current
(AC)/direct current (DC) switching power supply market at approximately $9.4 billion, growing to about $18.3 billion in 2005. AC/DC power supplies constitute the largest part of the power electronics market, and product sales have historically been concentrated in the information technology area. Power electronic switches are also widely used in the electric power, transportation, industrial, and defense sectors to condition and control power.

  Key trends in power electronic switches applied to power infrastructure markets include greater modularization and standardization, demand for smaller units with higher power density, and ongoing consolidation of a fragmented market for power electronic switches.

 Motors and Generators

  The market for large electric motors and generators is well developed, with strong competitors and intense pricing pressure. We estimate that the annual worldwide market for commercial motors (machines with ratings of 1,000 horsepower (hp) or higher) is approximately $1 billion, and that the worldwide market for electrical generators (with power ratings over 30 megawatts (MW)) is approximately $2 billion per year. Large electric machine production today is labor intensive, requires a large fixed asset investment, and does not lend itself to mass production techniques. As a result, many large motor and generator manufacturers are seeking opportunities to reduce manufacturing and/or investment costs to improve profitability.

  We believe an initial market penetration for HTS motors will be in transportation applications, particularly electric ship propulsion for cruise, cargo and naval vessels, where major size and weight savings can provide a key benefit by increasing design flexibility and operating profits. The annual market for ship propulsion motors and generators is expected to grow to $2-4 billion in the next decade, from approximately $400 million today.

Our Solutions

  Based on an intellectual property estate of more than 370 patents and patents pending, we are a world leader in two core technologies: HTS wires and power electronic switches. These enabling technologies are required to meet the needs of the 21st century power infrastructure. We sell some products, such as SMES systems, directly to end users, and sell other products through original equipment manufacturers, as in the case of power cables.

Our products are designed to be incorporated in a wide range of end products including electric power cables, industrial motors and generators, ship propulsion motors, distributed power applications such as microturbines, fuel cells and wind turbines, and uninterruptible power supply (UPS) systems.

 HTS Wire for Power Transmission Cables

  One of our two core products is HTS wire. When cooled to -324(degrees) Fahrenheit, our HTS wire today carries more than 140 times the electrical current of copper wire of the same dimensions. We believe an important application for our HTS wire will be high-capacity power cables, which are the backbone of the power delivery infrastructure. The performance levels and mechanical properties of our HTS wire are sufficient today to meet the technical and commercial requirements for cables for urban power delivery systems.

  HTS cables can provide a variety of advantages over conventional copper cables. HTS cables can be installed in existing conduits, rather than building more conduits for traditional cables, which eliminates excavation costs and significantly reduces construction and engineering costs. Such costs typically account for up to 70% of total system costs for underground transmission projects in urban areas. In addition, replacing copper cables in existing power systems with HTS cables frees up underground cable conduits for other uses, such as telecommunications, high-speed Internet and cable television. We also believe that installation of HTS cables in existing urban conduits will allow the elimination of some substations within cities, improving system operation and potentially freeing up real estate for other uses. We believe that the advantages of HTS cables will also be very attractive to businesses that distribute power in suburban settings, many of which find it increasingly difficult to secure clearance for installation of new overhead power lines.

  Because of the high power capacity of our HTS wire, underground power cables using our HTS wire will contain much less wire, yet will have the potential to carry up to five times more power than copper-wire cables of the same dimensions. We expect the first use of our HTS wire in power cables for a utility network to occur in the second half of 2001, when Pirelli and Detroit Edison energize three 120-meter HTS power cables in a downtown Detroit substation. These three superconducting cables are replacing nine copper-wire cables, and we believe this project will be an important demonstration of the commercial viability of HTS power cables. In August 2000, we completed delivery of approximately 29 kilometers of HTS wire, which Pirelli used to manufacture HTS power cables for the Detroit Edison demonstration project. Management expects that an announcement regarding the use of HTS power cables in the Detroit grid will occur by December 31, 2001, after the HTS cable system has been energized to serve 14,000 Detroit Edison customers.

                              [ART APPEARS HERE]

 Superconducting Magnetic Energy Storage (SMES) Systems

  Our power quality and reliability solutions are based on proprietary power conversion electronics, HTS wire and superconducting electricity storage coils. Because the wire in a coil of superconducting material has no resistance to the passage of electrical current, large amounts of electricity can be stored in those coils and removed instantaneously. These features, made possible by integrating our proprietary superconducting storage devices and power electronic switches, provide the basis for a product line called superconducting magnetic energy storage, or SMES. We offer two SMES products:

  . Power Quality SMES, known as PQ-SMES, addresses power quality problems faced by industrial users of electricity; and

  . Distributed-SMES, known as D-SMES, addresses power reliability problems in power delivery networks.

  The PQ-SMES system protects industrial power users from the adverse effects of momentary voltage drops. Similarly, D-SMES systems protect electric utilities by stabilizing voltage in power networks, by injecting large amounts of power from a storage coil and power electronic converters to restore the voltage to normal levels. Both SMES products provide solutions at very high power levels--typically 5MW and greater. Our SMES products use proprietary electromagnets made with low temperature superconducting (LTS) wire combined with proprietary power electronic switches. We have also incorporated HTS wire--rather than copper wire--into our SMES products to carry power in and out of the LTS storage coils, significantly reducing manufacturing and operating costs.

  In 1997, we introduced PQ-SMES to provide "high nines" power--very high quality power--at industrial and commercial sites. Our key target customer for PQ-SMES is semiconductor manufacturers, which understand the impact of voltage sags on productivity and the resulting high cost of downtime. As of May 31, 2001, we had sold three PQ-SMES systems worldwide to semiconductor producers.

  Introduced in 1999, D-SMES dramatically increases power grid reliability for utilities and power transmission companies by addressing dynamic voltage problems and increasing power flow through the grid. We had sold 11 D-SMES systems worldwide as of May 31, 2001.

  D-SMES systems increase large-scale power flow through existing transmission assets, significantly improving grid power bandwidth. As noted in the "Market Overview" section, low levels of investment in U.S. transmission grids have contributed to a shortfall in network capacity. D-SMES is also a cost-effective and readily deployable solution. Given these factors and the current federal emphasis on increasing transmission capacity and reducing related regulatory hurdles, we anticipate future demand for D-SMES by utilities and transmission companies.

  In April 2000, we formed a strategic marketing and sales alliance with GE Industrial Systems to bring co-branded D-SMES and PQ-SMES products to market. We believe that GE is a strong market channel for these products. Our first order as a result of this new alliance was received in September 2000 from Entergy Corporation, one of the largest U.S. utility companies. In May 2001, we and GE Industrial Systems announced a follow-on order from Entergy. We believe this follow-on order confirms that D-SMES has crossed an important market acceptance threshold in demonstrating its ability to increase power transfer cost effectively on large-scale utility transmission systems.

 Power Electronic Switches

  Utilities have historically relied on slow electromechanical switches and passive devices, such as capacitors and tap changing transformers, to manage the power grid. However, digital age demand for better power reliability and quality calls for higher performance through faster switching devices and active grid management. Power electronic switches that control, modulate and move large amounts of power faster and with far less disruption than electromechanical switches are essential to active grid management. We have leading-edge expertise in this area based on our years of experience with power electronics applications for our SMES product line, which incorporates both superconductor and advanced power electronic switch technologies. Together with HTS wires, our power electronic switches are a core technology.

  In June 2000, we acquired the assets of Integrated Electronics, LLC ("IE") of Milwaukee, Wisconsin, a manufacturer of power electronic switches utilizing state-of-the-art power semiconductors. IE had been one of our co-developers and suppliers of advanced power electronic switch modules for use in our SMES product line. The power electronic switches used in our SMES product line convert electrical energy stored in superconducting electromagnets in the form of DC power into controlled AC power. This type of power electronic switch is called an inverter. Over the past year, IE has been integrated into our company. Our product development and marketing efforts are now focused on expanding the customer base beyond our existing business units.

  In October 2000, we announced the launch of the PowerModule(TM) line of power converters as a merchant product--that is, for sale to customers other than our SMES business. Target markets for our power electronic switches include distributed generation equipment such as fuel cells and microturbines, other power quality devices such as flywheels and batteries, and electronic motor drives for transportation systems such as locomotives, ships, and electric or hybrid electric vehicles, all focused on power levels of 50kW or higher. We plan to expand our power electronics technology base and develop new products for other market segments where power technologies are important. With our highly differentiable power electronic switch product, we believe we have an opportunity to develop a leadership position in the marketplace for advanced power electronics in the higher power range.

  We believe our power conversion technology is more advanced than our competitors' in the areas of power density, standardization and programmability. Additionally, our technology allows customers to protect proprietary control algorithms unique to their businesses by placing a firewall between programming functions accessible to customers, and programming functions accessible to us. Our approach to protecting customers' intellectual property is believed important because it allows for more product standardization while simultaneously providing customers more flexibility in the design, application, and modification of their proprietary application control strategies. Derivative benefits are expected to be shorter product development cycle time, lower manufacturing costs, and improved quality control.

  We received two non-SMES orders for PowerModules in March 2001. One is for a wind turbine application and the other is for a battery-backed UPS system.

 HTS Electric Motors and Generators

  Superconducting motors and generators are new types of rotating machines that employ HTS windings in place of conventional copper coils. Because HTS wire can carry larger currents than copper wire, these windings are capable of generating significantly more powerful magnetic fields in a given volume. Utilizing our 11 years of design and development experience in the area of HTS rotating machines, we have created proprietary designs for HTS motors and generators that we expect will greatly reduce the cost of manufacturing this equipment. Advances in coil design make it possible for superconducting motors and generators to match the power output of equally rated conventional machines with as little as one-fifth the size and weight. The smaller size and compact nature of superconducting machines allows them to be manufactured at lower cost than equivalent conventional motors and generators.

                              [ART APPEARS HERE]

  We believe a primary initial use for HTS motors will be in transportation applications, particularly naval and commercial ship electric propulsion, where critical size and weight savings can increase ship design flexibility. Electric drives have already penetrated the cruise ship segment because of advantages over competing mechanical systems. The increased power density, higher operating efficiency and inherent quietness of HTS-based marine propulsion systems will significantly expand the advantages of electric propulsion systems.

  In June 1999, we were awarded a contract by the U.S. Navy's Office of Naval Research (ONR) for the preliminary design of a 25 MW (33,500-hp) HTS motor for ship propulsion. In January 2000, the U.S. Navy announced that it is targeting electric drives for all future propulsion systems in its warships. Follow-on design and development contracts were awarded to us by ONR in October 2000 and April 2001.

  ALSTOM Power Conversion, Inc., a world leader in the design, manufacture and deployment of electric motors for ship propulsion, is working as a subcontractor to us on the U.S. Navy program. Initial sea trials of an HTS motor are expected to commence by December 31, 2003.

  In July 2000, we successfully demonstrated operation of the world's first 1,000-hp HTS motor in collaboration with Rockwell Automation Power Systems. This high-efficiency motor was designed to operate at half the electrical losses of a conventional motor of the same power rating.

  We are building an ultra-compact 5,000-hp HTS motor that we plan to test by the end of July 2001. As of March 31, 2001, we had built and tested all of the HTS components and many subsystems for this motor, including new power electronics for controlling the motor, powering the HTS windings and monitoring performance.

  We plan to build and test an HTS generator by March 31, 2002. The developments we achieved in HTS motor technology apply to generators as well, which are basically motors run in reverse.

  We have a separate business unit focused on developing and commercializing HTS motor and generator technology. We intend to team with one or more established motor and generator manufacturers to form a jointly owned business for manufacturing and marketing HTS motors and generators to accelerate commercialization of this technology. If we are successful in establishing that jointly owned business, we intend to sell HTS components and systems to that business.

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

Strategic Relationships, Research Arrangements and Government Contracts

  We have a number of strategic relationships, research arrangements and government contracts. Our most significant strategic corporate agreements are with Pirelli, GE Industrial Systems ("GE"), Electricite de France ("EDF"), ALSTOM Power Conversion, Inc., and Litton Ship Systems. We believe strategic relationships, research arrangements and government contracts provide the following important benefits:

  . Several of our strategic partners will be critical in developing and demonstrating commercial applications for our HTS and SMES products;

  . Several of these relationships, particularly those with Pirelli and GE, provide a potentially large channel to market;

  . Various parties to these arrangements provide us with critical funding.
    From inception through March 31, 2001, we received approximately $65 million of funding under research and development contracts.
    Approximately 67% of this funding came from the private sector, with the balance from government agencies;

  . They provide us with development and marketing rights to important technologies; and

  . They assist us in meeting benchmarks.

  The Pirelli alliance was originally established in February 1990 and has encompassed a series of different agreements intended to combine Pirelli's cable technology, manufacturing and marketing expertise with our proprietary wire-manufacturing technologies for the purpose of developing and producing HTS wire for cables. The Pirelli agreements contain provisions governing the manufacture, sale and use of our HTS cable wire in cables used to transmit both electric power and control signals. In general, Pirelli is obligated to buy this HTS wire exclusively from us or to pay us royalties for any of the wire it manufactures, and we are obligated to sell this cable wire exclusively to Pirelli, for use in these applications anywhere in the world other than Japan. We have exclusive manufacturing rights for this wire in North America for these applications, and Pirelli may obtain manufacturing rights in Europe and other parts of the world, subject to the payment of royalties to us. Through March 31, 2001, Pirelli had provided us with a cumulative total of $21.6 million in development funding, including $5.5 million from the most recent development contract dated December 15, 1999, under which Pirelli has agreed to provide us with up to $13.8 million in additional funding over the five-year period from October 1, 1999 through September 30, 2004. Portions of this contract are subject to cancellation provisions. The latest agreement focuses on development of second-generation HTS wire as well as further improvements to our currently available HTS wire.

  In April 2000, we entered into a marketing and sales alliance with GE Industrial Systems giving GE the exclusive right to offer our D-SMES product line to U.S. utilities and the right to sell PQ-SMES systems to certain of its global industrial accounts. Last April, we and GE introduced a co-branded SMES product offering.

  The EDF relationship was established in April 1997. It involves:

  . Exchange of information relating to developments in HTS technology and related fields and trends in the electricity industry; and

  . Review of technical, industrial and commercial topics through an advisory board comprising representatives from both parties.

  As part of the EDF alliance, in 1997 a subsidiary of EDF purchased 1.0 million shares of our common stock for $10.0 million. EDF's subsidiary currently owns 1.15 million shares of common stock, representing approximately 5.7% of our outstanding common stock.

  During fiscal 2001, we formed two additional strategic relationships we believe will be important to the development and commercialization of HTS shipboard propulsion motors.

  We selected ALSTOM Power Conversion, a business of ALSTOM, as a subcontractor on our U.S. Navy contract. ALSTOM Power Conversion is a market leader in the design and manufacture of electric ship propulsion systems. The parent company, ALSTOM, based in Paris, is a global leader in electric power generation, electric motors and electric power systems.

  We also formed a strategic alliance with Litton Ship Systems, a business unit of Litton Industries and one of the nation's leading shipbuilders. The purpose of this alliance is to collaborate on the use of HTS technology for commercial and naval ships.

  We have also established a number of collaborative research relationships with organizations such as Industrial Research, Ltd. in New Zealand, several U.S. Department of Energy laboratories, the University of Wisconsin Applied Superconductivity Center, MIT and EPRI. We are also party to a number of government contracts, with entities such as Wright-Patterson Air Force Base and the U.S. Department of Energy, relating to the development and supply of prototype products.

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

                             [GRAPH APPEARS HERE]

  A combination of three conditions must be met for a material to exhibit superconducting behavior:

  . The material must be cooled below its critical temperature (Tc);

  . The current passing through a cross-section of the material must be below a level known as the critical current density (Jc); and

  . The magnetic field to which the material is exposed must be below a value known as the critical magnetic field (H).

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

  In 1986, a breakthrough in superconductivity occurred when two scientists, Dr. K. Alex Muller and Dr. J. Georg Bednorz, at an IBM laboratory in Zurich, Switzerland, identified a ceramic oxide compound, an HTS material, which was shown to be superconductive at 36 Kelvin (-395 degrees Fahrenheit). This discovery earned them the Nobel Prize for Physics in 1987, which is one of the four Nobel Prizes that have been awarded for work on superconductivity. A series of related ceramic oxide compounds that have higher critical temperatures have been subsequently discovered. Some of these materials are being actively used throughout the world and by us for practical wire applications. During the same period, a variety of organic materials have been discovered, in a class called "fullerenes," with critical temperatures intermediate between the high temperature ceramic oxides and low temperature metallic superconductors. Because of the expense and complexity of synthesizing the fullerenes and also their limited performance in a magnetic field, these have generally not been actively considered for wire applications.

  In early 2001, it was discovered that a well-known and widely available material, MgB2, has a superconducting transition temperature at 40 Kelvin (-387 degrees Fahrenheit). Because of its potential low cost and ease of synthesis, work has been initiated around the world to investigate its potential for wire application. We have also initiated work on MgB2 as a potential wire material, both within the company and under outside contract. If its performance in magnetic fields could be further improved in spite of its relatively low transition temperature, it could find long-term application in areas such as motor coils operation at 30 Kelvin. We believe our expertise in composite wire fabrication methods will help enable us to develop a wire process for MgB2.

Status of Our HTS Wire Development

  We have been successful in developing and producing HTS wire with performance levels sufficient to meet the technical needs for applications such as cables for urban power transmission systems and motors with power ratings of over 5,000 hp. We believe the electrical and mechanical properties of this wire, including its ability to withstand forces of tension, compression and bending during device manufacturing and operation, are adequate for present applications.

  Although we have made rapid progress recently in improving performance levels of our HTS wire, commercial viability of applications must be established through demonstrations. We will also need to:

  . Successfully address the engineering challenges of applying our manufacturing techniques to the production of HTS wires in greater quantities;

  . Increase manufacturing capacity for HTS wire; and

  . Reduce the manufacturing costs for our HTS wire.

HTS Wire Production Techniques

  We produce HTS wire by a variety of techniques. Our principal technique involves deformation processing, which is in some respects closely analogous to the technique used in the existing metal wire industry. In this approach, a metal tube, typically silver, is packed with an oxide precursor powder and sealed. The tube is then deformed into a wire shape by a variety of deformation processing techniques such as extrusion, wire-drawing, multifilamentary bundling, and rolling. Finally, the wire is heat-treated to transform the precursor powder inside the wire into a high-temperature superconductor. We consider the resulting composite structure, in this case consisting of many fine superconducting filaments embedded in a metal matrix, to be one preferred method of achieving flexibility and durability in our wire and wire products. The composite structure is the subject of a patent owned by MIT, based on an invention by Dr. Gregory Yurek, our Chairman of the Board, President and Chief Executive Officer and a founder, and a former professor at MIT, and Dr. John Vander Sande, a professor at MIT, a founder, and a member of our Board of Directors. This patent is licensed to us on an exclusive basis until 2011. Our wire production techniques could also apply to brittle
MgB2.

  In the past few years, we have made significant progress improving the wire price performance ratio of our HTS wire. The following graph shows these price performance ratio improvements, as measured by the price per meter of wire divided by the electric current it carries as measured in kilo-amperes.

[GRAPH APPEARS HERE]

  During fiscal 2001, we improved first-generation HTS wire performance by 40%. We are currently quoting a price/performance ratio for volume sales one-third below that of a year ago. This price/performance ratio decreased due to lower manufacturing costs and higher performance. We also recently introduced other new features to enhance the performance of our multifilamentary composite wire. For example, we have added oxide particles to the silver metal to enhance its strength. We also laminate thin layers of stainless steel or other metal on the faces of the HTS tape-shaped wire, which further strengthens and protects the wire.

  Within the past few years, very high levels of current carrying performance have been reported in small laboratory samples of HTS coated conductor wire by a variety of laboratories, including our own. Coated conductor wire, also referred to as second-generation wire, is made of a thick film of HTS material deposited on a flexible base, typically with a buffer layer in between. We have studied several HTS coated conductor processes and believe that some of these processes have the potential for use in manufacturing the next generation of HTS wire with high current-carrying capacity and lower cost than multifilamentary composite wire. We are pursuing the development of these processes with a significant internal program currently accounting for 80% of our materials research and development expenditures. We are also collaborating with Oak Ridge National Laboratory, MIT, Los Alamos National Laboratory, Lawrence Berkeley National Laboratory, and other organizations in the research and development of this technology. We have fabricated coated conductor wire samples at high-performance levels. However, these have been short lengths of wire, to date, and there can be no assurance that we will succeed in developing this technology for commercial use. Commercial development of second-generation wire is targeted for 2005-2006.

Manufacturing

  We produce our HTS wire at our 102,000 square-foot Westborough, Massachusetts, headquarters facility, where we currently manufacture HTS wire at the rate of 500 kilometers per year. In Westborough, we have implemented statistical process control techniques and have defined manufacturing procedures for low-cost, reliable manufacturing operations.

  In August 2000, we began construction of a 355,000-square foot facility at the Devens Commerce Center in Devens, Massachusetts. We expect to partially occupy the building and begin to install and test new manufacturing equipment in the summer of 2001. Full production is expected to begin in early 2002. We plan to use this new facility to expand our HTS wire production to meet our goal of producing thousands of kilometers of HTS wire per year to meet expected demand for applications such as power transmission cables, motors and generators.

  We manufacture our commercial SMES systems at our 60,000-square-foot manufacturing facility in Middleton, Wisconsin. We assemble our SMES systems by combining components purchased from other parties with our proprietary LTS and HTS components, which we manufacture ourselves. We have developed manufacturing infrastructure including discrete work centers to support our current production, assembly and testing capacity of 48 SMES systems per year.

  We obtain our power electronic switches from a contract manufacturer who assembles our proprietary design exclusively for us. We maintain a prototype assembly capability in-house that also can serve as a back-up manufacturing source.

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

  . EDF, one of the world's largest electric utilities;

  . ALSTOM Power Conversion, a market leader in the design and manufacture of electric ship propulsion systems; and

  . Litton Ship Systems, one of the nation's leading shipbuilders.

  We also expect to enter into arrangements with other third parties for the marketing and distribution of our HTS products, including arrangements with original equipment manufacturers, commonly known as OEMs, in which our products--particularly coils of HTS wire--are included as a component of a larger product such as a motor or generator.

  We are developing several sales and distribution channels for our SMES products, including a direct sales organization, distributors and OEMs. We have distribution agreements with utility companies in Europe and South Africa. With GE, we are marketing a co-branded SMES product offering. We are also developing several sales and distribution channels for power electronic switch products, including a direct sales organization, distributors and OEMs.

  We have added experienced transmission network planners to provide marketing and sales support for our D-SMES product. These individuals, who are experienced in the analysis and design of transmission and distribution networks, will help prospective customers to develop familiarity with our new technology and to assess the beneficial impact D-SMES can provide in the operation of their network systems. We plan to continue to build system planning expertise and to add a portfolio of value-added services for our utility customers.

Competition

  As we begin to market and sell our superconducting products, we will face intense competition both from vendors of traditional products and from competitors in the superconductor field. There are a number of companies in the U.S., Europe, Japan and Australia engaged in the development of HTS products. For HTS wire, our principal competitors presently include:

  . Several Japanese companies, such as Sumitomo Electric Industries,
    Hitachi, Furukawa Electric Co. and Fujikura;

  . Several European companies, such as Vacuumschmelze GmbH and Trithor in
    Germany, Nordic Superconductor Technologies in Denmark, Nexans in France, and Oxford Instruments in England; and

  . Several companies in the U.S., such as 3M, Intermagnetics General and EURUS Technologies.

  We do not know of any companies currently selling low-temperature SMES products that compete with our SMES products. However, there is a government-sponsored program in Japan to develop SMES systems for power quality applications. ACCEL Instruments GmbH in Germany is also exploring this technology. Our SMES products also compete against:

  . Static VAR compensators (SVC) and static compensator (STATCOM) devices produced by Siemens, ABB and Mitsubishi Electric;

  . Dynamic voltage restorers produced by companies such as Siemens and ABB;

  . A high power, battery-based power electronics solution provided by S&C
    Electric;

  . Flywheels offered by various companies around the world; and

  . Battery-based UPS systems, which are widely manufactured and used around the world.

  We believe our PowerModules, which are programmable for many different applications, have a higher power density and a lower cost of manufacturing than power electronic switches made by others. Competitors for our PowerModules include Ecostar, Inverpower, SatCon, Semikron and Trace, which is part of Xantrex.

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

  An important part of our business strategy is to develop a strong patent position in all our technology areas. Our patent portfolio comprises both patents we own and patents we license from others. We devote substantial resources to building a strong patent position and we believe that we have significantly strengthened our position in the past several years. As of March 31, 2001, we owned (either alone or jointly) over 75 U.S. patents--as compared to over 55 as of March 31, 2000--and had over 100 U.S. patent applications (jointly or solely owned) on file. We also held licenses from third parties covering over 60 issued U.S. patents and over 15 U.S. patent applications. Together with the international counterparts of each of these patents, patent applications and licenses, we own more than 370 patents and patent applications worldwide, and have rights through exclusive and non-exclusive licenses to more than 180 additional patents and patent applications. We believe that our current patent position, together with our expected ability to obtain licenses from other parties to the extent necessary, will provide us with sufficient proprietary rights to develop and sell our products. However, for the reasons described below, there can be no assurance that this will be the case.

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

  We may be required to obtain licenses to some patents and patent applications held by companies or other institutions, such as national laboratories or universities, not directly competing with us. Those organizations may not be interested in cross-licensing or, if willing to grant licenses, may charge unreasonable royalties. We have successfully obtained licenses from a number of such organizations, including Lucent Technologies, Superlink of New Zealand, Oak Ridge National Laboratories, MIT, and Lawrence Berkeley Laboratories, with royalties we consider reasonable. Based on our past experience, we are optimistic that we will be able to obtain any other necessary licenses on commercially reasonable terms. However, there can be no assurance that we will be able to do so.

  Failure to obtain all necessary licenses upon reasonable terms could significantly reduce the scope of our business and have a material adverse effect on our results of operations. We do not now know the likelihood of successfully contesting the scope or validity of patents held by others. In any event, we could incur substantial costs in challenging the patents of other companies. Moreover, the nature of HTS patents is such that third parties are likely to challenge some of our patents or patent applications, and we could incur substantial costs in defending the scope and validity of our own patents or patent applications whether or not a challenge is ultimately successful.

  The sections that follow give more detailed information on the different areas related to designing and manufacturing superconducting products:

  . The choice of materials used to make HTS products;

  . The wire processing methods to be applied to those materials and the wire architecture;

  . The components or subsystems to be fabricated and the fabrication methods to be used; and

  . SMES systems and power electronic switches.

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

 HTS Wire Processing and Wire Architecture

  We are concentrating on two main methods for processing HTS materials into wire. One produces multifilamentary composite wire, and the other produces a coated conductor wire architecture. Our strategy is to obtain a proprietary position in each of these methodologies through a combination of patents, licenses and proprietary know-how. If alternative processes become more promising in the future, we will also seek to develop a proprietary position in these alternative processes.

  We have filed a number of patent applications that are applicable to multifilamentary and coated conductor wire architecture. Some of these applications have been issued as patents in the United States and abroad, while others are pending. We have acquired an exclusive license from MIT and a non-exclusive license from Oak Ridge National Laboratories to intellectual property relating to coated conductors, and a non-exclusive license from Lucent Technologies relating to the production of multifilamentary composite wire. We also have acquired certain intellectual property rights in the coated conductor area through our collaboration with EPRI.

  We have an exclusive license from MIT under an issued U.S. patent that covers the architecture of multifilamentary composite wire, specifically the composite of HTS ceramics and noble metals such as silver. We have also filed for patents on laminate structures for this wire and on new architectures for coated conductor wire.

  A number of other companies have also filed patent applications, and in some instances these have become issued patents, on various aspects of wire processing and wire architecture. To the extent that any of these issued or pending patents might cover the wire processing methodologies or wire architectures we use, we may be required to obtain licenses under those patents; however, there is no assurance that we will be able to do so.

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

 SMES Systems and Power Electronic Switches

  We have received several patents and filed a significant number of additional patent applications on power quality and reliability systems, including the distributed SMES concept. We have acquired a non-exclusive license from Argonne National Laboratory on a cryogenic connector for SMES applications. We believe we have a strong patent position in the SMES area and are studying whether any third party patents apply to our technology. We have also filed a series of patent applications on our proprietary power electronic switches.

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

Employees

  As of March 31, 2001, we employed a total of 404 persons, 39 of whom have Ph.D.'s in material science, physics or related fields. None of our employees are represented by a labor union. We believe that our employee relations are good.

Item 2. Properties

  Our headquarters are located in approximately 102,000 square feet of space in Westborough, Massachusetts under a lease that expires on May 31, 2003. We have an option to extend the lease for an additional five-year term. Additionally, we occupy approximately 60,000 square feet of space in Middleton, Wisconsin and approximately 30,000 square feet at a separate facility in Westborough, Massachusetts. We occupy the Middleton facilities under two leases that expire on December 31, 2003. The additional Westborough facility is occupied under a lease that expires in September 2005. In August 2000, we began construction of a 355,000 square foot facility for HTS wire manufacturing at the Devens Commerce Center in Devens, Massachusetts. We expect to partially occupy the building and begin training new employees in the summer of 2001.

  Our power electronics business is currently operated out of 14,500 square feet of leased space in two buildings in Milwaukee. In March 2001, construction began on a new 50,000-square-foot leased facility near Milwaukee to house our growing power electronics business. We expect to consolidate our power electronics business in this new facility by the end of 2001.

Item 3. Legal Proceedings

  We are not involved in any legal proceedings other than routine litigation incidental to our business which we do not consider material.

Item 4. Submission of Matters to a Vote of Security-Holders

  No matters were submitted to a vote of the Company's security-holders during the fourth quarter of the fiscal year ended March 31, 2001.

                                  MANAGEMENT

  The tables and biographical summaries set forth below contain certain information with respect to our executive officers:

 Name                            Age                  Position
 ----                            ---                  --------
 Gregory J. Yurek...............  54 President, Chief Executive Officer and
                                      Chairman of the Board of Directors
 Roland E. Lefebvre.............  51 Executive Vice President and Chief
                                     Operating Officer
 Alexis P. Malozemoff...........  57 Senior Vice President and Chief Technical
                                     Officer
 Stanley D. Piekos..............  53 Senior Vice President, Corporate
                                      Development, Chief Financial Officer,
                                      and Secretary
 Thomas M. Rosa.................  48 Chief Accounting Officer, Corporate
                                      Controller and Assistant Secretary

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

  Stanley D. Piekos joined American Superconductor in February 1998 as our Chief Financial Officer, Vice President, Corporate Development, and Secretary, and was elected Senior Vice President in July 2000. From June 1994 until February 1998, Mr. Piekos served as Vice President and Chief Financial Officer of Brooks Automation, Inc., a supplier of robotics and controls to the semiconductor production equipment industry. For the nine years prior to June 1994, Mr. Piekos was employed by Helix Technology Corporation, a manufacturer of cryogenic equipment, most recently as Vice President and Chief Financial Officer. During his first fifteen years in business, Mr. Piekos held a variety of positions in financial management and marketing with W.R. Grace & Co., a global manufacturer of specialty chemicals and industrial equipment.

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

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

  The Company's Common Stock has been quoted on the Nasdaq National Market under the symbol "AMSC" since 1991. The following table sets forth the high and low price per share of the Company's Common Stock as reported on the Nasdaq National Market for the two most recent fiscal years:

                                                                    Common
                                                                  Stock Price
                                                               -----------------
                                                                 High     Low
                                                               -------- --------
   Fiscal year ended March 31, 2000:
     First quarter............................................ 15 11/16  8 1/2
     Second quarter........................................... 16 3/4   11 13/16
     Third quarter............................................ 28 7/8   15 1/2
     Fourth quarter........................................... 75 1/8   25 3/16
   Fiscal year ended March 31, 2001:
     First quarter............................................ 51       19 5/8
     Second quarter........................................... 61 7/8   30 3/8
     Third quarter............................................ 55 15/16 22 1/2
     Fourth quarter........................................... 34 7/8   13 1/4

  The number of shareholders of record on June 8, 2001 was 595.

Item 6. Selected Financial Data

  The selected consolidated financial data presented below for the fiscal years ended March 31, 2001, 2000, 1999 and 1998 have been derived from the Company's consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, independent accountants. The financial data for the fiscal year ended March 31, 1997 have been derived from the combination of the Company's consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, independent accountants, and the Superconductivity, Inc. ("SI") financial statements that have been audited by other independent accountants. In addition, the combination of the separate audited financial statements of the Company and SI for the fiscal year ended March 31, 1997 has been audited by PricewaterhouseCoopers LLP. This financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and the other financial information appearing elsewhere in this Annual Report on Form 10-K.

                                         Year ended March 31, 2001
                                  -------------------------------------------
                                   2001     2000     1999     1998     1997
                                  -------  -------  -------  -------  -------
                                   (In thousands, except per share data)
Revenues.........................  16,768   15,113   11,257   15,129   10,551
Net loss......................... (21,676) (17,598) (15,326) (12,378) (13,337)
Net loss per share...............   (1.08)   (1.11)   (1.01)   (1.06)   (1.27)
Total assets..................... 239,927  248,914   48,130   19,551   26,581
Working capital.................. 108,808  135,681   30,459    5,059      318
Cash, cash equivalents and long-
 term marketable securities...... 160,225  218,655   31,572    8,009   16,031
Stockholders' equity............. 227,564  240,944   43,958   12,859   16,501

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The information required by this Item is attached as Appendix A hereto and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  The Company's exposure to market risk through derivative financial instruments and other financial instruments, such as investments in short-term marketable securities and long-term debt, is not material.

Item 8. Financial Statements and Supplementary Data

  All financial statements required to be filed hereunder are filed as Appendix B hereto, are listed under Item 14(a), and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  Not Applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The response to this item is contained in part under the caption "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K, and in part in the Company's Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended March 31, 2001 (the "2001 Proxy Statement") in the sections "Election of Directors--Nominees," and "Section 16 Beneficial Ownership Reporting Compliance," which sections are incorporated herein by reference.

Item 11. Executive Compensation

  The response to this item is contained in the 2001 Proxy Statement in the sections "--Executive Compensation," "--Employment Agreements with Senior Executives," and "--Compensation Committee Interlocks and Insider
Participation," which sections are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The response to this item is contained in the 2001 Proxy Statement in the section "Beneficial Ownership of Common Stock," which section is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

  The response to this item is contained in the 2001 Proxy Statement in the section "Executive Compensation--Certain Business Relationships," which section is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as Appendix B hereto and are included as part of this Annual Report on Form 10-K:

  Financial Statements:

    Report of Independent Accountants
    Consolidated Balance Sheets
    Consolidated Statements of Operations
    Consolidated Statements of Comprehensive Loss
    Consolidated Statements of Cash Flows
    Consolidated Statements of Changes in Stockholders' Equity
    Notes to Consolidated Financial Statements

    The Company is not filing any financial statement schedules as part of this Annual Report on Form 10-K because they are not applicable or the required information is included in the financial statements or notes thereto.

(b) Reports on Form 8-K.

  No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended March 31, 2001.

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

                                                                     Appendix A

                      AMERICAN SUPERCONDUCTOR CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

  American Superconductor Corporation was founded in 1987. We are focused on developing, manufacturing and selling products using two core technologies: high temperature superconductor ("HTS") wires and power electronic switches for electric power applications. We also assemble superconductor wires and power electronic switches into fully-integrated products, such as superconducting magnetic energy storage ("SMES") systems and ship propulsion motors, which we sell to end users.

  We derive our revenues from contracts to perform research and development, product sales and prototype development contracts. We recognize revenues from our research and development and prototype development contracts based on the percentage of completion method measured by the relationship of costs incurred to total contract costs. We recognize revenues from product sales upon shipment, installation or acceptance, where applicable, or for some programs, on the percentage of completion method of accounting.

                             RESULTS OF OPERATIONS

Fiscal Years Ended March 31, 2001 and March 31, 2000

 Revenues

  Total revenues increased to $16,768,000 in fiscal 2001 from $15,113,000 in fiscal 2000. Revenues from our SMES business unit increased $5,813,000 to $9,315,000 in fiscal 2001 from $3,502,000 in fiscal 2000, as a result of increased SMES product sales. Revenues in our HTS business unit were $7,453,000, or $4,158,000 less than the $11,611,000 recorded in fiscal 2000.
Lower HTS revenues were the result of a reduction in research and development contract revenues, which decreased from $10,439,000 in fiscal 2000 to $3,186,000 in fiscal 2001. This decrease was primarily due to the completion in fiscal 2000 of development contracts with Asea Brown Boveri (ABB), EDF, and the Electric Power Research Institute, which had revenues of $1,050,000, $1,050,000, and $825,000, respectively, in fiscal 2000, and a reduction of $2,250,000 in revenues recorded from our research and development contract with Pirelli. Fiscal 2000 revenues from Pirelli included $2,500,000 of retroactive funding for work performed prior to the October 1, 1999 effective start date of the latest Pirelli development contract. Additionally, U. S. Government Small Business Innovation Research ("SBIR") funding decreased by $1,936,000 in fiscal 2001 due to our increased focus on commercialization and reduced level of government SBIR proposal submission activity. These reductions in HTS contract revenues were partially offset by an increase of $1,439,000 in HTS wire sales and an increase of $1,114,000 in Navy prototype development contract revenues.

  In addition to reported revenues, we also received funding of $262,000 in fiscal 2001 under government cost-sharing agreements, compared to $1,967,000 in fiscal 2000. Funding from government cost-sharing agreements is recorded as an offset to research and development and selling, general and administrative expenses, as required by government contract accounting guidelines, rather than as revenue.

 Costs and expenses

  Total costs and operating expenses in fiscal 2001 were $51,163,000 compared to $34,586,000 in fiscal 2000. Costs of revenue, which include costs of research and development contracts and costs of product sales and prototype development contracts, decreased by $578,000 to $14,116,000 in fiscal 2001 compared to $14,694,000 in fiscal 2000. A $7,190,000 reduction in costs of revenue related to lower contract revenue was largely offset by a $6,612,000 increase in costs of revenue associated with greater product sales and prototype development contracts in fiscal 2000.

  Adjusted research and development ("R&D") expenses, which include amounts classified as costs of revenue and amounts offset by cost sharing funding, increased to $28,846,000 in fiscal 2001 from $22,632,000 in fiscal 2000. This increase was due to the continued scale-up of our internal research and development activities, including the hiring of additional personnel, the purchases of materials and equipment, and higher spending on licenses and consultants/outside contractors. A portion of the R&D expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as R&D expenses). A significantly higher proportion of R&D expenditures was classified as costs of revenue in fiscal 2000 due to the higher level of Pirelli and other contract revenues. Additionally, a portion of R&D expenses was offset by cost sharing funding. Net R&D expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost sharing funding) increased to $22,832,000 in the year ended March 31, 2001 from $13,206,000 for fiscal 2000.

  Our R&D expenditures are summarized as follows:

                                                       Year Ended  Year Ended
                                                        3/31/2001   3/31/2000
                                                       ----------- -----------
R&D expenses per Consolidated Statements of
 Operations........................................... $22,832,000 $13,206,000
R&D expenditures on development contracts classified
 as Costs of revenue..................................   5,879,000   8,412,000
R&D expenditures offset by cost sharing funding.......     135,000   1,014,000
                                                       ----------- -----------
Adjusted R&D expenses................................. $28,846,000 $22,632,000
                                                       =========== ===========

  Adjusted selling, general and administrative ("SG&A") expenses, which include amounts classified as costs of revenue and amounts offset by cost sharing funding, were $16,163,000 in fiscal 2001, compared to $11,684,000 in fiscal 2000. These increases were primarily due to the hiring of additional personnel and related expenses incurred to support corporate development and marketing activities and future planned growth. A significantly higher proportion of SG&A expenditures was classified as costs of revenue in fiscal 2000 due to the higher level of Pirelli and other contract revenues. Additionally, a portion of SG&A expenses was offset by cost sharing funding. Net SG&A expenses (exclusive of amounts classified as costs of revenues and amounts offset by cost sharing funding) increased to $14,215,000 in the year ended March 31, 2001 from $6,686,000 for fiscal 2000.

  Our SG&A expenditures are summarized as follows:

                                                       Year Ended  Year Ended
                                                        3/31/2001   3/31/2000
                                                       ----------- -----------
SG&A expenses per Consolidated Statements of
 Operations........................................... $14,215,000 $ 6,686,000
SG&A expenditures on development contracts classified
 as Costs of revenue..................................   1,821,000   4,045,000
SG&A expenditures offset by cost sharing funding......     127,000     953,000
                                                       ----------- -----------
Adjusted SG&A expenses................................ $16,163,000 $11,684,000
                                                       =========== ===========

 Non-operating expenses / Interest income

  Interest income increased to $12,555,000 in fiscal 2001 from $1,871,000 in fiscal 2000. This increase reflects the higher cash balances available for investment as a result of receiving $205,625,000 in net proceeds from our March 2000 public offering of 3,500,000 shares of common stock.

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

 Costs and expenses

  Total costs and operating expenses in fiscal 2000 were $34,586,000 compared to $28,508,000 in fiscal 1999. Costs of revenue increased to $14,694,000 in fiscal 2000 compared to $12,021,000 in fiscal 1999. This increase reflects the higher SMES product sales and the increase in prototype development revenues.

  Adjusted R&D expenses increased to $22,632,000 in fiscal 2000 from $18,751,000 in fiscal 1999. This increase was due to the continued scale-up of our internal research and development activities in both the HTS and SMES business units, including the hiring of additional personnel, the purchases of materials and equipment and the payment of patent licensing fees. A portion of the R&D expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as R&D expenses). These R&D expenditures that were included as costs of revenue increased by $1,077,000 during fiscal 2000 compared to fiscal 1999. This increase was due to the higher level of contract and prototype development revenue in fiscal 2000, compared to fiscal 1999. Additionally, a portion of R&D expenses was offset by cost sharing funding. Net R&D expenses (exclusive of amounts classified as costs of revenues and amounts offset by cost sharing funding) increased to $13,206,000 in fiscal 2000 from $10,409,000 in fiscal 1999.

  Our R&D expenditures are summarized as follows:

                                                       Year Ended  Year Ended
                                                        3/31/2000   3/31/1999
                                                       ----------- -----------
R&D expenses per Consolidated Statements of
 Operations........................................... $13,206,000 $10,409,000
R&D expenditures on development contracts classified
 as Costs of revenue..................................   8,412,000   7,335,000
R&D expenditures offset by cost sharing funding.......   1,014,000   1,007,000
                                                       ----------- -----------
Adjusted R&D expenses................................. $22,632,000 $18,751,000
                                                       =========== ===========

  Adjusted SG&A expenses were $11,684,000 in fiscal 2000, compared to $9,765,000 in fiscal 1999. These increases were primarily due to the hiring of additional personnel and related expenses incurred to support corporate development and marketing activities and future planned growth. A portion of the SG&A expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as SG&A expenses). SG&A expenditures included as costs of revenue increased by $1,304,000 during fiscal 2000 compared to fiscal 1999. This increase was due to the higher level of contract and prototype development revenue in fiscal 2000, compared to fiscal 1999. Additionally, a portion of SG&A expenses was offset by cost sharing funding. Net SG&A expenses (exclusive of amounts classified as costs of revenues and amounts offset by cost sharing funding) increased to $6,686,000 in fiscal 2000 from $6,078,000 in fiscal 1999.

  Our SG&A expenditures are summarized as follows:

                                                        Year Ended  Year Ended
                                                         3/31/2000  3/31/1999
                                                        ----------- ----------
SG&A expenses per Consolidated Statements of
 Operations............................................ $ 6,686,000 $6,078,000
SG&A expenditures on development contracts classified
 as Costs of revenue...................................   4,045,000  2,741,000
SG&A expenditures offset by cost sharing funding.......     953,000    946,000
                                                        ----------- ----------
Adjusted SG&A expenses................................. $11,684,000 $9,765,000
                                                        =========== ==========

 Non-operating expenses/Interest income

  Interest income decreased to $1,871,000 in fiscal 2000, from $1,921,000 in fiscal 1999. This decrease primarily reflects lower cash, cash equivalents and long-term marketable securities balances available for investment as a result of cash being used to fund our operations and to purchase capital equipment. This was partially offset by increased interest income in March 2000 as a result of our public offering of 3,500,000 shares of common stock in March 2000. We received net proceeds (after the underwriters discount but before deducting offering expenses) of $205,625,000 from this offering.

  Interest expense was $0 in fiscal 2000 compared to $9,800 in fiscal 1999. This decrease reflects the retirement of all long-term debt in fiscal 1999.

                        LIQUIDITY AND CAPITAL RESOURCES

  At March 31, 2001, we had cash, cash equivalents and long-term marketable securities totaling $160,225,000 compared to cash, cash equivalents and long-term marketable securities totaling $218,655,000 at March 31, 2000. The principal uses of cash during the year ended March 31, 2001 were $26,424,000 for funding of our operations, and $36,081,000 for the acquisition of capital equipment, primarily for construction in progress on our new HTS manufacturing facility in Devens, Massachusetts.

  Long-term accounts receivable of $1,250,000 represents the amount due after March 31, 2002 on the $2,500,000 recognized as revenue in the year ended March 31, 2000 for R&D work performed by us prior to the effective date (October 1, 1999) of the latest Pirelli agreement. The $2,500,000 payment by Pirelli for R&D performed before October 1, 1999 is guaranteed by the agreement and is payable in quarterly installments over the five-year period between October 1, 1999 and September 30, 2004.

  Long-term inventory of $3,787,000 represents SMES units that have been delivered to our customer, Wisconsin Public Service Corporation ("WPS"). As the sale of these units is subject to certain return and buyback terms until after 2002, we have deferred recognition of the revenue related to this sale until the buyback provisions lapse. Long-term deferred revenue of $3,787,000 represents the payment received related to this sale.

  Goodwill of $1,108,000 at March 31, 2001 represents the excess of the purchase price paid for the acquisition of substantially all of the assets of Integrated Electronics, LLC ("IE") on June 1, 2000, over the fair value of IE's assets, less amortization. The IE transaction was accounted for under the purchase method of accounting. Goodwill was initially calculated to be $1,329,000, and is being amortized over a five-year period beginning June 1, 2000, in an amount equal to $22,000 per month. Results of operations for IE since June 1, 2000 are incorporated in our consolidated financial results.

  We have potential funding commitments (exclusive of amounts included in accounts receivable) of approximately $12,436,000 to be received after March 31, 2001 from strategic partners and government and commercial customers, compared to $20,064,000 at March 31, 2000. However, these commitments, including $2,497,000 on U. S. government contracts as of March 31, 2001, are subject to certain cancellation provisions. Of the current commitment amount of $12,436,000 (which excludes a $3,125,000 Navy contract awarded in April
2001), approximately 40% is potentially collectable within the next 12 months.

  The Company had outstanding commitments related to the construction of its new HTS wire manufacturing facility in Devens, Massachusetts of approximately $34,929,000 at March 31, 2001.

  Our policy is to invest available funds in short-term, intermediate-term, and long-term investment grade marketable securities, including but not limited to government obligations, repurchase agreements, certificates of deposit and money market funds.

  We believe that our existing capital resources will be sufficient to fund our operations until we reach profitability. However, we may need additional funds sooner than anticipated if our performance deviates significantly from our current business plan, if there are significant changes in competitive or other market factors, or if unforeseen circumstances arise. There can be no assurance that such funds, whether from equity or debt financing, development contracts or other sources, will be available, or available under terms acceptable to us, if at all.

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

  Statement 133 is effective for fiscal years beginning after June 15, 1999. In June 1999, FASB issued Statement 137, which defers the effective date to fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance. Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). We believe the impact on our financial statements of adopting Statement 133 will be immaterial.

  In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. There was no impact on our current financial statements as a result of adopting this interpretation.

  In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25". This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. There was no impact on our current financial statements as a result of adopting FIN 44. We believe the future impact on our financial statements as a result of this interpretation will be immaterial.

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

  We have been principally engaged in research and development activities. We have incurred net losses in each year since our inception. Our net loss for fiscal 1999, fiscal 2000 and fiscal 2001 was $15,326,000, $17,598,000 and
$21,676,000, respectively. Our accumulated deficit as of March 31, 2001 was $128,492,000. We expect to continue to incur operating losses in the next year and there can be no assurance that we will ever achieve profitability.

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

  To date, there has been no widespread commercial use of HTS products. Although LTS products are currently used in some commercial applications, commercial acceptance of LTS products, other than for medical magnetic resonance imaging and superconducting magnetic energy storage products, has been significantly limited by the cooling requirements of LTS materials. Even if the technological hurdles currently limiting commercial uses of HTS and LTS products are overcome, it is uncertain whether a robust commercial market for those new and unproven products will ever develop. It is possible that the market demands we currently anticipate for our HTS and LTS products will not develop and that superconducting products will never achieve widespread commercial acceptance.

We expect to spend significant amounts on the expansion of our manufacturing capacity, and our expansion projects may not be successful.

In anticipation of significantly increased demand for our products, we are currently building a facility exclusively dedicated to HTS wire manufacturing at the Devens Commerce Center in Devens, Massachusetts. Over the next year, we plan to continue to use a large portion of the net proceeds from our March 2000 stock offering to fund the construction and purchase equipment for the new HTS wire manufacturing facility in Devens. We can only estimate the costs of this project, and the actual costs may be significantly in excess of our estimates. In addition, the completion of those new facilities may be delayed, or we may experience start-up difficulties or other problems once those facilities become operational. Finally, if increased demand for our products does not materialize, we will not generate sufficient revenue to offset the cost of establishing and operating these facilities.

We have no experience manufacturing our HTS products in commercial quantities.

  To be financially successful, we will have to manufacture our products in commercial quantities at acceptable costs while also preserving the quality levels achieved in manufacturing these products in limited quantities. This presents a number of technological and engineering challenges for us. We cannot assure you that we will be successful in developing product designs and manufacturing processes that permit us to manufacture our HTS products in commercial quantities at commercially acceptable costs while preserving quality. In addition, we may incur significant start-up costs and unforeseen expenses in our product design and manufacturing efforts.

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

  As we begin to market and sell our superconducting products, we will face intense competition both from competitors in the superconducting field and from vendors of traditional products and new technologies. There are many companies in the United States, Europe, Japan and Australia engaged in the development of HTS products, including Sumitomo Electric Industries, 3M, Intermagnetics General and Nordic Superconductor Technologies. The superconducting industry is characterized by rapidly changing and advancing technology. Our future success will depend in large part upon our ability to keep pace with advancing HTS and LTS technology and developing industry standards. Our SMES products compete with a variety of non-superconducting products such as dynamic voltage restorers, static VAR compensators ("SVC's"), static compensators ("STATCOMS"), flywheels, power electronic switches and battery-based power supply systems. In addition, competition for our Power Modules includes products from Ecostar, Inverpower, Satcon, Semikron and Trace. Research efforts and technological advances made by others in the superconducting field or in other areas with applications to the power quality and reliability markets may render our development efforts obsolete. Many of our competitors have substantially greater financial resources, research and development, manufacturing and marketing capabilities than we have. In addition, as the HTS, power quality and power reliability markets develop, other large industrial companies may enter those fields and compete with us. See "Business--Competition" for more information on the competition we face.

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

                                                                     Appendix B

                       Report of Independent Accountants

To the Board of Directors and Stockholders of American Superconductor Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of American Superconductor Corporation (the "Company") at March 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

Boston, MA
May 11, 2001

                      AMERICAN SUPERCONDUCTOR CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                           March 31,
                                                  ----------------------------
                                                      2001           2000
                                                  -------------  -------------
                     ASSETS
Current assets:
  Cash and cash equivalents...................... $  89,063,299  $ 126,917,768
  Accounts receivable............................    13,416,068      7,317,009
  Inventory......................................    14,300,928      7,347,668
  Prepaid expenses and other current assets......       603,744        809,129
                                                  -------------  -------------
    Total current assets.........................   117,384,039    142,391,574
Property and equipment:
  Land...........................................     4,138,104             --
  Construction in progress-building and
   equipment.....................................    23,285,351      1,051,349
  Equipment......................................    26,667,800     19,249,385
  Furniture and fixtures.........................     2,225,296      1,670,029
  Leasehold improvements.........................     4,741,947      3,006,814
                                                  -------------  -------------
                                                     61,058,498     24,977,577
Less: accumulated depreciation...................   (18,746,317)   (15,199,346)
                                                  -------------  -------------
Property and equipment, net......................    42,312,181      9,778,231
Long-term marketable securities..................    71,161,804     91,737,449
Long-term accounts receivable....................     1,250,000      1,750,000
Long-term inventory..............................     3,787,000      1,899,282
Net investment in sales-type lease...............            --        279,110
Goodwill.........................................     1,107,735             --
Other assets.....................................     2,924,153      1,078,610
                                                  -------------  -------------
    Total assets................................. $ 239,926,912  $ 248,914,256
                                                  =============  =============
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.......... $   8,576,022  $   6,339,023
  Deferred revenue...............................            --        371,250
                                                  -------------  -------------
    Total current liabilities....................     8,576,022      6,710,273
Long-term deferred revenue.......................     3,787,000      1,259,883
Commitments (Note 8)
Stockholders' equity:
  Common stock, $.01 par value
   Authorized shares-50,000,000; issued and
   outstanding shares-20,290,596 in 2001 and
   19,734,714 in 2000............................       202,906        197,347
  Additional paid-in capital.....................   355,843,848    348,903,034
  Deferred compensation..........................      (424,266)      (530,333)
  Deferred contract costs........................      (336,347)      (637,552)
  Accumulated other comprehensive income (loss)..       769,641       (172,515)
  Accumulated deficit............................  (128,491,892)  (106,815,881)
                                                  -------------  -------------
Total stockholders' equity.......................   227,563,890    240,944,100
                                                  -------------  -------------
Total liabilities and stockholders' equity....... $ 239,926,912  $ 248,914,256
                                                  =============  =============

   The accompanying notes are an integral part of the consolidated financial statements.

                      AMERICAN SUPERCONDUCTOR CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Year ended March 31,
                                      ----------------------------------------
                                          2001          2000          1999
                                      ------------  ------------  ------------
Revenues:
  Contract revenue................... $  3,185,537  $ 10,438,700  $  9,238,013
  Product sales and prototype
   development contracts.............   13,581,987     4,674,435     2,019,289
                                      ------------  ------------  ------------
    Total revenues...................   16,767,524    15,113,135    11,257,302
Costs and expenses:
  Costs of revenue-contract
   revenue...........................    3,135,440    10,325,194     9,225,243
  Costs of revenue-product sales and
   prototype development contracts...   10,980,753     4,368,989     2,795,380
  Research and development...........   22,832,357    13,206,073    10,409,414
  Selling, general and
   administrative....................   14,214,542     6,685,593     6,078,243
                                      ------------  ------------  ------------
    Total costs and expenses.........   51,163,092    34,585,849    28,508,280
Interest income......................   12,555,411     1,870,541     1,921,373
Interest expense.....................           --            --        (9,827)
Other income (expense), net..........      164,146         4,343        13,256
                                      ------------  ------------  ------------
Net loss............................. $(21,676,011) $(17,597,830) $(15,326,176)
                                      ============  ============  ============
Net loss per common share
  Basic.............................. $      (1.08) $      (1.11) $      (1.01)
                                      ============  ============  ============
  Diluted............................ $      (1.08) $      (1.11) $      (1.01)
                                      ============  ============  ============
Weighted average number of common
 shares outstanding
  Basic..............................   20,127,348    15,820,074    15,131,679
                                      ============  ============  ============
  Diluted............................   20,127,348    15,820,074    15,131,679
                                      ============  ============  ============


   The accompanying notes are an integral part of the consolidated financial statements.

                      AMERICAN SUPERCONDUCTOR CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                               Year ended March 31,
                                      ----------------------------------------
                                          2001          2000          1999
                                      ------------  ------------  ------------
Net loss............................. $(21,676,011) $(17,597,830) $(15,326,176)
Other comprehensive income (loss)
  Foreign currency translation.......       (8,591)      (14,897)       (6,535)
  Unrealized gains (losses) on
   investments.......................      950,747      (168,010)       17,019
                                      ------------  ------------  ------------
Other comprehensive income (loss)....      942,156      (182,907)       10,484

Comprehensive income (loss).......... $(20,733,855) $(17,780,737) $(15,315,692)
                                      ============  ============  ============



   The accompanying notes are an integral part of the consolidated financial statements

                      AMERICAN SUPERCONDUCTOR CORPORATION

                     Consolidated Statements of Cash Flows

                                                Year ended March 31,
                                       ----------------------------------------
                                           2001          2000          1999
                                       ------------  ------------  ------------
Cash flows from operating activities:
 Net loss............................  ($21,676,011) ($17,597,830) ($15,326,176)
 Adjustments to reconcile net loss to
  net cash used by operations:
  Depreciation and amortization......     4,098,904     2,253,581     1,939,189
  Deferred compensation expense......       106,067       106,067           --
  Deferred warrant costs.............       354,495       444,862       328,263
  Stock compensation expense.........       222,014        96,962       204,511
  Changes in operating asset and
   liability accounts :
   Accounts receivable...............    (5,546,781)   (4,967,798)   (1,107,576)
   Inventory.........................    (8,580,998)   (4,222,398)   (1,794,579)
   Prepaid expenses and other current
    assets...........................       205,385      (270,644)        6,943
   Accounts payable and accrued
    expenses.........................     2,236,999     2,167,075       838,486
   Deferred revenue--current and
    long-term........................     2,155,867     1,631,133      (187,285)
                                       ------------  ------------  ------------
    Net cash used by operating
     activities......................   (26,424,059)  (20,358,990)  (15,098,224)
Cash flows from investing activities:
  Purchase of property and
   equipment.........................   (35,897,926)   (5,932,079)   (3,613,900)
  Purchase of long-term marketable
   securities........................            --   (85,302,630)     (442,334)
  Sale of long-term marketable
   securities........................    21,526,392            --            --
  Purchase of assets of Integrated
   Electronics, LLC. ................      (755,000)           --            --
  Net investment in sales-type
   lease.............................       279,110         8,000        58,830
  Increase in other assets...........    (2,175,930)     (584,266)     (488,177)
                                       ------------  ------------  ------------
    Net cash used in investing
     activities......................   (17,023,354)  (91,810,975)   (4,485,581)
Cash flows from financing activities:
  Payments on notes payable..........            --            --       (29,609)
  Payments on long-term debt.........            --            --    (3,141,793)
  Net proceeds from issuance of
   common stock......................     5,592,944   214,118,591    45,882,207
    Net cash provided by financing
     activities......................     5,592,944   214,118,591    42,710,805
                                       ------------  ------------  ------------
Net increase (decrease) in cash and
 cash equivalents....................   (37,854,469)  101,948,626    23,127,000
Cash and cash equivalents at
 beginning of year...................   126,917,768    24,969,142     1,842,142
                                       ------------  ------------  ------------
Cash and cash equivalents at end of
 year................................  $ 89,063,299  $126,917,768  $ 24,969,142
                                       ============  ============  ============
Supplemental schedule of cash flow
 information:
  Cash paid for interest.............  $          0  $          0  $    119,789
  Noncash issuance of common stock...  $  1,406,206  $    203,029  $    204,511

   The accompanying notes are an integral part of the consolidated financial statements.

                      AMERICAN SUPERCONDUCTOR CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       Common Stock
                    -------------------  Additional                 Deferred        Other                        Total
                    Number of    Par      Paid-in       Deferred    Contract    Comprehensive  Accumulated   Stockholders'
                      Shares    Value     Capital     Compensation    Costs     Income (Loss)    Deficit        Equity
                    ---------- -------- ------------  ------------ -----------  ------------- -------------  -------------
Balance at March
 31, 1998.......... 11,756,793 $117,568 $ 87,961,911   $      --   $(1,328,446)   $    (92)   $ (73,891,875) $ 12,859,066
 Exercise of stock
  options..........     99,976    1,000      266,250                                                              267,250
 Secondary public
  offering of
  common stock.....  3,504,121   35,041   45,579,916                                                           45,614,957
 Stock compensation
  expense..........     17,766      178      204,333                                                              204,511
 Amortization of
  deferred warrant
  costs............                           18,208                   310,055                                    328,263
 Unrealized loss on
  investments......                                                                 (6,535)                        (6,535)
 Cumulative
  translation
  adjustment.......                                                                 17,019                         17,019
 Net loss..........                                                                             (15,326,176)  (15,326,176)
                    ---------- -------- ------------   ---------   -----------    --------    -------------  ------------
Balance at March
 31, 1999.......... 15,378,656 $153,787 $134,030,618   $      --   $(1,018,391)   $ 10,392    $ (89,218,051) $ 43,958,355
 Exercise of stock
  options..........    692,737    6,927    9,051,762                                                            9,058,689
 Secondary public
  offering of
  common stock.....  3,500,000   35,000  205,024,902                                                          205,059,902
 Exercise of stock
  warrants.........     82,264      823         (823)                                                                   0
 Deferred
  compensation.....     74,000      740      635,660    (636,400)                                                       0
 Amortization of
  deferred
  compensation.....                                      106,067                                                  106,067
 Stock compensation
  expense..........      7,057       70       96,892                                                               96,962
 Amortization of
  deferred warrant
  costs............                           64,023                   380,839                                    444,862
 Unrealized loss on
  investments......                                                               (168,010)                      (168,010)
 Cumulative
  translation
  adjustment.......                                                                (14,897)                       (14,897)
 Net loss..........                                                                             (17,597,830)  (17,597,830)
                    ---------- -------- ------------   ---------   -----------    --------    -------------  ------------
Balance at March
 31, 2000.......... 19,734,714  197,347  348,903,034    (530,333)     (637,552)   (172,515)    (106,815,881)  240,944,100
 Exercise of stock
  options..........    490,068    4,901    5,572,335                                                            5,577,236
 Purchase of IE....     37,500      375    1,077,750                                                            1,078,125
 Exercise of stock
  warrants.........     18,253      182       15,526                                                               15,708
 Amortization of
  deferred
  compensation.....                                      106,067                                                  106,067
 Stock compensation
  expense..........     10,061      101      221,913                                                              222,014
 Amortization of
  deferred warrant
  costs............                           53,290                   301,205                                    354,495
 Unrealized gain on
  investments......                                                                950,747                        950,747
 Cumulative
  translation
  adjustment.......                                                                 (8,591)                        (8,591)
 Net loss..........                                                                             (21,676,011)  (21,676,011)
                    ---------- -------- ------------   ---------   -----------    --------    -------------  ------------
Balance at March
 31, 2001.......... 20,290,596 $202,906 $355,843,848   $(424,266)  $  (336,347)   $769,641    $(128,491,892) $227,563,890
                    ========== ======== ============   =========   ===========    ========    =============  ============

   The accompanying notes are an integral part of the consolidated financial statements.

                      AMERICAN SUPERCONDUCTOR CORPORATION

                       NOTES TO CONSOLIDATED STATEMENTS

1. Nature of the Business

  American Superconductor Corporation (the "Company"), which was formed on April 9, 1987, is a world leader in developing and manufacturing products using superconducting materials and power electronic switches for electric power applications. The focus of the Company's development and commercialization efforts is on electrical equipment for use by electric utilities and industrial and commercial users of electrical power. For large-scale applications, the Company's development efforts are focused on high temperature superconducting ("HTS") power transmission cables, motors, generators and transformers. In the area of industrial power quality and transmission network power reliability, the Company is focused on marketing and selling commercial superconducting magnetic energy storage ("SMES") devices, on development and commercialization of new SMES products, and on development of power electronic subsystems, in the area of power quality and transmission network reliability for industrial, commercial and utility customers. The Company operates in two business segments.

  The Company currently derives a substantial portion of its revenue from research and development contracts. The Company has recorded contract revenue related to research and development contracts of $3,185,537, $10,438,700 and $9,238,013 for the fiscal years ended March 31, 2001, 2000 and 1999, respectively. As discussed in Note 9, a significant portion of this current contract revenue relates to a development contract with Pirelli Cable and Systems ("Pirelli").

  Research and development ("R&D") and selling, general and administrative expenses ("SG&A") which are incurred on development contracts are classified as costs of revenue rather than as R&D and SG&A expenses and were approximately as follows:

                                              Year Ended Year Ended Year Ended
                                              3/31/2001  3/31/2000  3/31/1999
                                              ---------- ---------- ----------
   Research and development expenses......... $5,879,000 $8,412,000 $7,335,000
   Selling, general and administrative
    expenses................................. $1,821,000 $4,045,000 $2,741,000

2. Summary of Significant Accounting Policies

  A summary of the Company's significant accounting policies follows:

 Basis of Presentation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances are eliminated.

  On June 1, 2000, the Company acquired substantially all of the assets of Integrated Electronics, LLC ("IE"). The IE acquisition was accounted for under the purchase method of accounting. Goodwill of $1,329,282 represented the excess of the purchase price of $1,833,125 over the fair value of the acquired assets of $503,843 at June 1, 2000. The purchase price consisted of cash paid to IE of $675,000, miscellaneous transaction costs of $80,000, and the value of 37,500 shares of the Company's common stock at June 1, 2000 of $1,078,125. The fair value of the assets acquired were accounts receivable of $52,278, inventory of $259,980, and fixed assets of $191,585. These asset purchases are included under "Purchase of assets of Integrated Electronics, LLC" in the Consolidated Statements of Cash Flows for the period ended March 31, 2001 and thus are excluded from the "Changes in operating asset and liability accounts" section of the Consolidated Statements of Cash Flows.

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

 Accounts Receivable

  Due to scheduled billing requirements specified under certain contracts, a portion of the Company's accounts receivable balance at March 31, 2001 and 2000 was unbilled. The unbilled portion included in the accounts receivable balance was approximately $5,815,000 or 43% of total accounts receivable and $4,419,000 or 60% of total accounts receivable at March 31, 2001 and 2000, respectively. The Company expects most of the unbilled balance at March 31, 2001 to be billed in the first quarter of the fiscal year ending March 31, 2002, excluding the unbilled receivable associated with the Pirelli development contract that is billable and collectable over the next 12 months. Included in accounts receivable is $5,749,000 due from one customer related to the joint marketing of SMES units with the Company.

 Long-term Accounts Receivable

  Long-term accounts receivable consist of amounts due more than 12 months from the balance sheet date. The $1,250,000 account balance represents the amount due after March 31, 2002 on the $2,500,000 recognized as revenue in the year ended March 31, 2000 for R&D work performed by the Company prior to the effective date (October 1, 1999) of the latest Pirelli agreement. The $2,500,000 of revenue recognized from Pirelli for R&D performed before October 1, 1999 is guaranteed by the agreement and is payable in quarterly installments over the five-year period between October 1, 1999 and September 30, 2004.

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

 Long-term Inventory

  Long-term inventory of $3,787,000 represents SMES units that have been ordered and delivered to our customer, Wisconsin Public Service Corporation ("WPS"). As the sale of these units is subject to certain return and buyback provisions until after 2002, the Company has deferred recognition of the revenue related to this sale until the buyback provisions lapse. Long-term deferred revenue of $3,787,000 represents the payment received related to this sale.

 Property and Equipment

  Equipment and Furniture and fixtures are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which range from 3 to 7 years. Leasehold improvements are recorded at cost and amortized over the shorter of the useful life of the improvement or the remaining term of the lease.

                      AMERICAN SUPERCONDUCTOR CORPORATION

Expenditures for maintenance and repairs are expensed as incurred. Upon retirement or other disposition of assets, the costs and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is reflected in income.

 Goodwill

  Goodwill of $1,107,735 at March 31, 2001 represents the excess of the purchase price paid for the acquisition of substantially all of the assets of IE on June 1, 2000, over the fair value of IE's assets, less amortization. The IE transaction was accounted for under the purchase method of accounting. Goodwill was initially calculated to be $1,329,282, and is being amortized over a five-year period beginning June 1, 2000, in an amount equal to $22,155 per month. Results of operations for IE since June 1, 2000 are incorporated in our consolidated financial results.

 Other Assets

  Other assets at March 31, 2001 and 2000 consisted of the following:

                                                            2001        2000
                                                         ----------  ----------
     Licenses........................................... $1,070,747  $  940,747
     Patents............................................  2,601,705     570,950
     Deposits...........................................     75,823      60,649
                                                         ----------  ----------
                                                          3,748,275   1,572,346
     Less: accumulated amortization.....................   (824,122)   (493,736)
                                                         ----------  ----------
                                                         $2,924,153  $1,078,610
                                                         ==========  ==========

  External license and patent costs are amortized to expense on a straight-line basis over periods not exceeding 7 years. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value.

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

                      AMERICAN SUPERCONDUCTOR CORPORATION

  Effective October 27, 2000, the Company signed a development and license agreement with Lawrence Berkeley National Laboratory ("LBL") granting the Company a royalty-bearing, exclusive, worldwide license for second-generation superconductor wire or tape made under LBL patents that are developed under this agreement. The license runs from October 27, 2000 until the expiration of the last-to-expire licensed patent.

 Revenue Recognition

  The Company has entered into contracts to perform research and development (see Note 9). Revenues from these contracts and prototype development contracts are recognized utilizing the percentage of completion method, measured by the relationship of costs incurred to total contract costs. Costs include direct engineering and development costs and applicable overhead. The Company recognizes its revenue on product sales upon shipment, installation or acceptance, where applicable, or for certain contracts, on the percentage of completion method of accounting measured by the relationship of total costs incurred to total contract costs. Customer deposits are recorded as deferred revenue until the related sales are recognized. The Company rents equipment to customers on a monthly basis and recognizes rental income as it is earned.

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

 Computation of Net Loss per Common Share

  The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which requires presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes dilution and is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares include the effect of the exercise of stock options and warrants. For the years ended March 31, 2001, 2000 and 1999, common equivalent shares of 2,523,769, 1,788,401 and 655,843, respectively, were not included in the calculation of diluted EPS as the effect of these was antidilutive.

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

                      AMERICAN SUPERCONDUCTOR CORPORATION

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

  The Company's accounts receivable are comprised of amounts owed by government agencies and commercial companies. The Company does not require collateral or other security to support customer receivables. The Company believes any credit losses will not be material.

3. Long-term Marketable Securities

  Long-term marketable securities at March 31, 2001 and 2000 consisted of U.S. government and government agency securities and corporate bonds:

                                                          2001        2000
                                                       ----------- -----------
     Aggregate Cost................................... $70,352,896 $91,879,288
     Fair Value.......................................  71,161,804  91,737,449
     Gross Unrealized Gain (Loss)..................... $   808,908 $  (141,839)

  The Company's long-term marketable securities are classified as available-for-sale securities and, accordingly, are recorded at amortized cost plus accrued interest which approximates fair value. The difference between cost and fair value is included in stockholders' equity. All of these securities mature in one to three years.

4. Inventories

  Inventories at March 31, 2001 and 2000 consisted of the following:

                                                             2001        2000
                                                          ----------- ----------
     Raw materials....................................... $ 4,476,701 $3,819,059
     Work-in-progress....................................   9,408,480  2,926,799
     Finished goods......................................     415,747    601,810
                                                          ----------- ----------
                                                          $14,300,928 $7,347,668
                                                          =========== ==========

5. Accounts payable and accrued expenses

  Accounts payable and accrued expenses at March 31, 2001 and 2000 consisted of the following:

                                                             2001       2000
                                                          ---------- ----------
     Accounts payable.................................... $3,281,217 $3,230,176
     Accrued employee expenses...........................    326,184    645,384
     Accrued executive bonus.............................    369,802    694,363
     Accrued expenses....................................  3,832,565  1,221,680
     Accrued vacation....................................    766,254    547,420
                                                          ---------- ----------
                                                          $8,576,022 $6,339,023
                                                          ========== ==========

                      AMERICAN SUPERCONDUCTOR CORPORATION

6. Income Taxes

  The reconciliation between the statutory federal income tax rate and the Company's effective income tax rate is shown below.

                                                              Year ended
                                                               March 31
                                                            ------------------
                                                            2001   2000   1999
                                                            ----   ----   ----
     Statutory federal income tax rate..................... (34)%  (34)%  (34)%
     State income taxes, net federal benefit...............  (6)%   (6)%   (6)%
     Nondeductible expenses................................   1 %    1 %    1 %
     Research & development credit.........................  (3)%   (2)%   (4)%
     Valuation allowance...................................  42 %   41 %   43 %
                                                            ---    ---    ---
     Effective income tax rate.............................   0 %    0 %    0 %
                                                            ===    ===    ===

  The principal components of the Company's deferred tax liabilities and assets were the following:

                                                             March 31
                                                     --------------------------
                                                         2001          2000
                                                     ------------  ------------
Deferred tax assets:
  Net operating loss carryforward................... $ 58,784,000  $ 42,776,000
  Research and development and other credits........    2,648,000     1,845,000
  Depreciation and other............................    1,846,000    1,071, 000
  Valuation allowance...............................  (63,278,000)  (45,692,000)
                                                     ------------  ------------
    Net............................................. $         --  $         --
                                                     ============  ============

  At March 31, 2001 the Company had available for federal income tax purposes net operating loss carryforwards of approximately $150,324,000, which expire in years 2005 through 2020. This includes approximately $15,086,000 of SI acquired net operating losses which begin to expire in 2003, and their utilization by the Company will be subject to annual limitations. The Company has recorded a deferred tax asset of approximately $12,475,000 reflecting the benefit of deductions from the exercise of stock options. This deferred tax asset has been fully reserved until it is more likely than not that the tax benefit from the exercise of stock options will be realized. The benefit from this $12,475,000 will be recorded as a credit to additional paid-in capital when realized. Research and development and other credit carryforwards amounting to approximately $2,648,000 are available to offset federal and state income taxes and expire in years 2005 through 2020. Under current tax law, the utilization of net operating loss carryforwards may be subject to annual limitations in the event of certain changes in ownership.

7. Stockholders' Equity

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

                      AMERICAN SUPERCONDUCTOR CORPORATION

Stock-Based Compensation Plans

  The Company has adopted the disclosure only option under Statement of Financial Accounting Standards (SFAS) 123 "Accounting for Stock-Based Compensation". Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. Consistent with the method of SFAS 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                  For the fiscal years ended
                                                          March 31,
                                                  ----------------------------
                                                    2001      2000      1999
                                                  --------  --------  --------
     Net loss (in thousands)......... As reported $(21,676) $(17,598) $(15,326)
                                      Pro forma   $(25,446) $(21,368) $(17,960)
     Loss per share.................. As reported $  (1.08) $  (1.11) $  (1.01)
                                      Pro forma   $  (1.26) $  (1.35) $  (1.19)

  The pro forma amounts include the effects of all activity under the Company's stock-based compensation plans since April 1, 1997. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: a weighted average risk free interest rate of 5.7%, 6.0% and 5.3% in fiscal 2001, fiscal 2000 and fiscal 1999, respectively; expected stock price volatility of 85% for fiscal 2001, 65% for fiscal 2000 and 60% for fiscal 1999; no dividends; and a weighted average life of the options of 5 years. The weighted average fair value of options granted during fiscal 2001, fiscal 2000 and fiscal 1999 was $24.85 per share, $7.45 per share and $7.36 per share, respectively. The above amounts may not be indicative of future expense because amounts are recognized over the vesting period and the Company expects it will have additional grants and related activity under these plans in the future.

  The Company has six stock option plans including three Directors' Plans. The stock option plans (the "Plans") include the 1987 Stock Plan (the "1987 Plan"), the 1993 Stock Option Plan (the "1993 Plan"), the 1996 Stock Incentive Plan (the "1996 Plan"), the 1991 Director Stock Option Plan (the "1991 Director Plan"), the 1994 Director Stock Option Plan (the "1994 Director Plan"), and the 1997 Director Stock Option Plan (the "1997 Director Plan"). The Board of Directors authorized the issuance of 74,000 shares of restricted stock to certain officers in fiscal year 2000. The restriction on sale can be removed upon meeting certain corporate performance targets. The Company recorded expenses of $106,067 and $106,067 in fiscal 2001 and fiscal 2000, respectively, related to this issuance. Additionally, the Board of Directors authorized options for an additional 175,000 shares related to the acquisition of IE. All options issued under the IE plan are nonqualified. The Plans are administered by the Compensation Committee of the Board of Directors and permit the Company to sell or award common stock or to grant stock options for the purchase of common stock.

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

                      AMERICAN SUPERCONDUCTOR CORPORATION

  Options granted under the Plans generally become exercisable in equal annual increments over a four or five year period and expire 10 years from the date of grant or from two to three months after termination of employment.

  The following table summarizes information about stock options outstanding at March 31,2001.

                   Outstanding                         Exercisable
      ---------------------------------------------------------------------
                                   Weighted
                                    Average   Weighted             Weighted
                        Number     Remaining  Average    Number    Average
     Range of         Outstanding Contractual Exercise Exercisable Exercise
     Exercise Price   At 3/31/01     Life      Price   at 3/31/01   Price
     --------------   ----------- ----------- -------- ----------- --------
     $ 0.00- 5.89         74,329      0.1      $ 0.01      74,329   $ 0.01
       5.89-11.78      1,489,302      7.3       10.22     586,920     9.74
      11.78-17.66        978,998      7.4       13.09     448,368    13.14
      17.66-23.55        397,330      3.1       20.55     395,730    20.56
      23.55-29.44        747,850      9.1       26.01           0     0.00
      29.44-35.33        750,000      9.3       32.56           0     0.00
      35.33-41.21         66,500      9.6       36.82           0     0.00
      41.21-47.10         41,500      9.6       46.13           0     0.00
      47.10-58.88         41,000      8.9       58.88      10,000    58.88
                       ---------               ------   ---------   ------
     $ 0.00-58.88      4,586,809               $18.93   1,515,347   $13.42
                       =========                        =========

                      AMERICAN SUPERCONDUCTOR CORPORATION

  The following table summarizes information about stock options outstanding at March 31, 2001.

  The following table summarizes the information concerning currently outstanding and exercisable options:

                                                  Weighted average   Number
                                        Shares     Exercise Price  Exercisable
                                       ---------  ---------------- -----------
     Outstanding at March 31, 1998.... 2,624,490     $   12.63      1,215,883
                                       ---------     ---------      ---------
       Granted........................   765,550         12.08
       Exercised......................   (99,976)         2.67
       Canceled.......................   (54,538)        11.51
                                       ---------     ---------      ---------
     Outstanding at March 31, 1999.... 3,235,526     $   12.82      1,563,057
       Granted........................   946,750         13.11
       Exercised......................  (692,737)        13.10
       Canceled.......................   (24,818)        10.42
                                       ---------     ---------      ---------
     Outstanding at March 31, 2000.... 3,464,721     $   12.86      1,398,191
       Granted........................ 1,703,200         29.33
       Exercised......................  (490,068)        11.61
       Canceled.......................   (91,044)        14.48
                                       ---------     ---------      ---------
     Outstanding at March 31, 2001.... 4,586,809         18.93      1,515,347
                                       =========     =========      =========

     Available for grant at March 31,
      2001............................               1,593,587
                                                     =========

 Stock Purchase Warrants

  The Company recorded an increase to additional paid-in capital and a corresponding charge to deferred warrant costs of approximately $336,000 in January 1998 related to the issuance of stock purchase warrants for 250,500 shares of common stock at an exercise price of $10.20 per share which become exercisable over a five-year period following the date of grant. These warrants were granted in consideration of ongoing financial services being provided to the Company. Expense related to these warrants was approximately $67,000, $67,000 and $67,000 for the fiscal years ended March 31, 2001, 2000 and 1999, respectively.

  The Company also granted warrants in 1996 and 1998 to the Electric Power Research Institute (EPRI). See Note 9.

8. Commitments

  The Company rents its headquarters in Westborough, Massachusetts under an operating lease, which expires in May 2003. In October 2000 the Company leased additional facilities in Westborough for the development of electric motor and generator technology under an operating lease that expires in 2005. The Company also rents operating facilities near Madison, Wisconsin under two leases, which expire on December 31, 2003, and two facilities near Milwaukee, Wisconsin, under leases which expire in 2001. The Company has an option to extend the Westborough, Massachusetts and Madison, Wisconsin leases for additional five-year periods. Under all leases the Company pays for real estate taxes, certain insurance coverage and operating expenses.

                      AMERICAN SUPERCONDUCTOR CORPORATION

  Rent expense under the leases mentioned above were as follows:

                                                   2001       2000       1999
                                                ---------- ---------- ----------
     Rent expense.............................. $1,435,000 $1,228,000 $1,154,000
                                                ---------- ---------- ----------

  Minimum future lease commitments at March 31, 2001 were as follows:

     For the years ended March 31                                        Total
     ----------------------------                                      ---------
     2002............................................................. 1,572,000
     2003............................................................. 1,512,000
     2004.............................................................   656,000
     2005.............................................................   276,000
     2006.............................................................   138,000

  The Company had outstanding commitments related to the construction of its new HTS wire manufacturing facility in Devens, Massachusetts of approximately $34,929,000 at March 31, 2001.

9. Research and Development Agreements

  In December 1999, the Company extended its development contract with Pirelli Cables and Systems, a stockholder of the Company, to jointly develop high temperature superconducting cable wires. Pirelli agreed to provide the Company with up to $13,800,000 in additional funding over the five-year period between October 1, 1999 and September 30, 2004. $3,500,000 of that funding was recognized as revenue in fiscal 2000, of which $2,500,000 was for R&D work performed by the Company prior to the effective date (October 1, 1999) of the latest Pirelli agreement. The Pirelli alliance was originally established in February 1990; in the 11-year period between 1990 and March 31, 2001, the Company received development funding of approximately $21,600,000 from Pirelli.

  In fiscal 1998, the Company entered into research and development contracts with Asea Brown Boveri (ABB) and EDF, an affiliate of which is a stockholder of the Company, to develop HTS wire for power transformers. The ABB and EDF agreements, each of which called for the payment of $5,000,000 in development fees to the Company over four years, were terminated in April 2000, with ABB having paid a cumulative total of $4,350,000 and EDF $4,450,000. The Company recorded revenues under these contracts as follows:

                                                   2001       2000       1999
                                                ---------- ---------- ----------
     Pirelli................................... $2,000,000 $4,250,000 $2,000,000
     ABB.......................................         --  1,050,000  1,025,000
     EDF.......................................         --  1,050,000  1,600,000
                                                ---------- ---------- ----------
                                                $2,000,000 $6,350,000 $4,625,000
                                                ========== ========== ==========

  Future funding commitments under the Pirelli contract are $8,300,000 through September 2004. At March 31, 2001, $1,750,000 due under the development contract with Pirelli was included in accounts receivable, of which $1,250,000 was classified as long-term.

  In March 1996, the Company entered into a strategic alliance with the Electric Power Research Institute (EPRI) to develop and commercialize a possible next-generation HTS wire. This agreement ended on March 31, 2000. In March 1996, under the first phase of the agreement, the Company granted a warrant for 100,000 shares of common stock to EPRI at $14.00 per share which became exercisable over a five-year period following the date of grant. In March 1998, under the second phase of the agreement, the Company granted to EPRI another

                      AMERICAN SUPERCONDUCTOR CORPORATION
warrant to purchase 110,000 shares of common stock of the Company at $13.94 per share, which become exercisable over the next five years. The Company will receive exclusive license rights to intellectual property from EPRI. The Company recorded an increase to additional paid-in capital and a corresponding charge to deferred contract costs of $618,000 and $637,000 in fiscal 1998 and 1997, respectively, relating to these warrants. Warrant expense related to these agreements was approximately $234,000, $314,000 and $243,000 for the fiscal years ended March 31, 2001, 2000 and 1999, respectively.

10. Cost sharing arrangements

  The Company has entered into several cost-sharing arrangements with various agencies of the United States government. Funds paid to the Company under these agreements are used to directly offset the Company's research and development and selling, general and administrative expenses and to purchase capital equipment. The Company recorded costs and funding under these agreements of $645,000 and $262,000, respectively, for fiscal 2001, of $3,971,000 and $1,967,000, respectively, for fiscal 2000, and $4,325,000 and
$1,953,000, respectively, for fiscal 1999. At March 31, 2001, total funding received to date under these agreements was $12,812,000. Future funding expected to be received under existing agreements is approximately $1,433,000 subject to continued future funding allocations.

11. Employee Benefit Plans

  The Company has implemented a deferred compensation plan under Section 401(k) of the Internal Revenue Code. Any contributions by the Company are discretionary. The company instituted a stock match program in July 1998 under which the Company matched 25% of the first 4% of eligible contributions to the plan. Effective July 1, 2000 this contribution increased to 6% of eligible contributions. The Company recorded expense of $234,472, $128,687 and $80,575 in fiscal years 2001, 2000 and 1999, respectively, and corresponding charges to additional paid-in capital related to this program. The Company does not have post-retirement or post-employment benefit plans.

12. Related Party Transaction

  The company recorded a sale of $1,100,000 on the shipment of a SMES unit to a division of EDF, the Company's largest shareholder.

13. Business Segment Information

  The Company has adopted Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). The Company has two reportable business segments as defined by FAS 131--High Temperature Superconducting ("HTS") business segment, and the Superconducting Magnetic Energy Storage ("SMES") business segment.

  The HTS business segment develops and commercializes HTS wire, wire products and systems. The focus of this segment's development effort is on power transmission cables and electric motors and generators.

  The SMES business segment is focused on marketing and selling commercial low temperature SMES devices, on development and commercialization of new SMES products, and on development and commercialization of power electronic switches for the power quality and reliability marketplace.

                      AMERICAN SUPERCONDUCTOR CORPORATION

  The operating segment results for the HTS and SMES business segments are as follows:

                                           Fiscal Year Ended March 31
                                     ----------------------------------------
     Net Sales                           2001          2000          1999
     ---------                       ------------  ------------  ------------
     HTS............................ $  7,452,539  $ 11,610,772  $  9,747,580
     SMES...........................    9,314,985     3,502,363     1,509,722
                                     ------------  ------------  ------------
       Total........................ $ 16,767,524  $ 15,113,135  $ 11,257,302
                                     ============  ============  ============

     Operating Income (loss)             2001          2000          1999
     -----------------------         ------------  ------------  ------------
     HTS............................ $(25,858,051) $(12,448,859) $(10,981,720)
     SMES...........................   (6,943,149)   (5,788,754)   (5,246,240)
     Unallocated corporate
      expenses......................   (1,594,368)   (1,235,101)   (1,023,018)
                                     ------------  ------------  ------------
       Total........................ $(34,395,568) $(19,472,714) $(17,250,978)
                                     ============  ============  ============

  The segment assets for the HTS and SMES business segments are as follows

                                                              March 31,
                                                      -------------------------
                                                          2001         2000
                                                      ------------ ------------
     HTS............................................. $ 48,501,903 $ 16,265,634
     SMES............................................   31,199,906   13,993,405
     Corporate cash and marketable securities........  160,225,103  218,655,217
                                                      ------------ ------------
       Total......................................... $239,926,912 $248,914,256
                                                      ============ ============

  Other significant segment information is as follows:

                                                 Fiscal Year Ended March 31,
                                               --------------------------------
     Depreciation and amortization                2001       2000       1999
     -----------------------------             ---------- ---------- ----------
     HTS...................................... $3,095,359 $1,838,225 $1,641,449
     SMES.....................................  1,003,545    415,356    297,740
                                               ---------- ---------- ----------
       Total.................................. $4,098,904 $2,253,581 $1,939,189
                                               ========== ========== ==========

                                                                March 31,
                                                          ----------------------
     Capital expenditures                                    2001        2000
     --------------------                                 ----------- ----------
     HTS................................................. $33,165,330 $4,017,478
     SMES................................................   2,915,591  1,914,601
                                                          ----------- ----------
       Total............................................. $36,080,921 $5,932,079
                                                          =========== ==========

  The accounting policies of the business segments are the same as those described in Note 2, except that certain corporate expenses which we do not believe are specifically attributed or allocable to either business segment have been excluded from the segment operating loss.

                      AMERICAN SUPERCONDUCTOR CORPORATION

14. Quarterly Financial Data

Fiscal year ended March 31, 2001:

                                                     December
                          June 30,    September 30,     31,       March 31,
Three Months Ended          2000          2000         2000          2001
------------------       -----------  ------------- -----------  ------------
Total Revenues.......... $ 3,924,000   $ 4,718,000  $ 5,607,000  $  2,519,000
Operating loss.......... $(7,956,000)  $(8,557,000) $(7,279,000) $(10,604,000)
Net loss................ $(4,457,000)  $(5,045,000) $(4,130,000) $ (8,044,000)
Net loss per common
 share.................. $     (0.22)  $     (0.25) $     (0.20) $      (0.41)

Fiscal year ended March 31, 2000:

                           June 30,    September 30,  December     March 31,
Three Months Ended           1999          1999       31, 1999       2000
------------------        -----------  ------------- -----------  -----------
Total Revenues........... $ 2,270,000   $ 2,533,000  $ 5,032,000  $ 5,278,000
Operating loss........... $(5,333,000)  $(5,097,000) $(3,113,000) $(5,930,000)
Net loss................. $(4,994,000)  $(4,789,000) $(2,883,000) $(4,932,000)
Net loss per common
 share................... $     (0.32)  $     (0.31) $     (0.19) $     (0.29)

15. New Accounting Pronouncements

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

  In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. There was no impact on our current financial statements as a result of adopting this interpretation.

  In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25". This interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in

                      AMERICAN SUPERCONDUCTOR CORPORATION
a business combination. This interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this interpretation are recognized on a prospective basis from July 1, 2000. There was no impact on our current financial statements as a result of adopting FIN 44. We believe the future impact on our financial statements as a result of this interpretation will be immaterial.

                        OFFICERS, DIRECTORS AND FOUNDERS

Board of Directors                        Executive Officers

Gregory J. Yurek, Ph.D.                   Gregory J. Yurek, Ph.D.
President, Chief Executive Officer and    President, Chief Executive Officer
Chairman of the Board                     and Chairman of the Board


Albert J. Baciocco, Jr.                   Roland E. Lefebvre
Vice Admiral, U.S. Navy (Retired)         Executive Vice President and
President, The Baciocco Group, Inc.       Chief Operating Officer

Colonel Frank Borman                      Alexis P. Malozemoff, Ph.D.
President, Patlex Corporation             Senior Vice President and
                                          Chief Technical Officer
Clayton M. Christensen
Professor of Business Administration,     Stanley D. Piekos
Harvard Business School                   Senior Vice President, Corporate
                                          Development,
Peter O. Crisp                            Chief Financial Officer, and
Vice Chairman,                            Secretary
Rockefeller Financial Services, Inc.
                                          Thomas M. Rosa
Richard Drouin, O.C., Q.C.                Chief Accounting Officer, Corporate
Partner, McCarthy Tetrault                Controller,
Former Chairman and Chief                 And Assistant Secretary
Executive Officer,
Hydro-Quebec                              Founders

Gerard Menjon                             Yet-Ming Chiang, Ph.D.
Executive Vice President                  Kyocera, Professor of Ceramics
Head of Research & Development Division,  Department of Materials Science
Electricite de France                     Massachusetts Institute of
                                          Technology
Andrew G.C. Sage, II
President, Sage Capital Corporation       David A. Rudman, Ph.D.
                                          Project Leader
John B. Vander Sande, Ph.D.               Electro Magnetic Technology Division
Cecil and Ida Green                       National Institute of Technologies
Distinguished Professor                   and Standards
Department of Materials
Science and Engineering                   John B. Vander Sande, Ph.D
Director, Cambridge-MIT Institute         (see above)
Massachusetts Institute of Technology
                                          Gregory J. Yurek, Ph.D.
                                          (see above)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMERICAN SUPERCONDUCTOR CORPORATION


                                   By:     /s/ Gregory J. Yurek
                                           --------------------
                                           Gregory J. Yurek
                                           Chairman of the Board, President and
                                           Chief Executive Officer

                                   Date:   June 27, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                              Title                                               Date
----                              -----                                               ----
/s/ Gregory J. Yurek              Director, Chairman of the Board,         )       June 27, 2001
--------------------              President and Chief Executive Officer    )
Gregory J. Yurek                  (Principal Executive Officer)            )


/s/ Stanley Piekos                Chief Financial Officer, Senior Vice     )       June 27, 2001
------------------                President, Corporate Development         )
Stanley Piekos                    (Principal Financial Officer)            )

                                                                           )
/s/ Thomas Rosa                   Chief Accounting Officer and Corporate   )       June 27, 2001
---------------                   Controller (Principal Accounting         )
Thomas Rosa                       Officer)                                 )

                                                                           )
/s/ Albert J. Baciocco, Jr.       Director                                 )       June 27, 2001
---------------------------
Albert J. Baciocco, Jr.                                                    )
                                                                           )
/s/ Frank Borman                  Director                                 )       June 27, 2001
----------------
Frank Borman                                                               )
                                                                           )
/s/ Clayton M. Christensen        Director                                 )       June 27, 2001
--------------------------
Clayton M. Christensen                                                     )
                                                                           )
/s/ Peter O. Crisp                Director                                 )       June 27, 2001
------------------
Peter O. Crisp                                                             )
                                                                           )
/s/ Richard Drouin                Director                                 )       June 27, 2001
------------------
Richard Drouin                                                             )
                                                                           )
/s/ Gerard Menjon                 Director                                 )       June 27, 2001
-----------------
Gerard Menjon                                                              )
                                                                           )
/s/ Andrew G.C. Sage, II          Director                                 )       June 27, 2001
------------------------
Andrew G.C. Sage, II                                                       )
                                                                           )
/s/ John B. Vander Sande          Director                                 )       June 27, 2001
------------------------
John B. Vander Sande                                                       )

EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

     3.1       Restated Certificate of Incorporation of the Registrant (1)

     3.2       Amended and Restated By-laws of the Registrant (2)

     4.1 Specimen Certificate for shares of Common Stock, $.01 par value, of the Registrant (3)

     4.2 Rights Agreement dated as of October 30, 1998 between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (4)

     4.3 Amendment No. 1 to Rights Agreement, dated as of January 29, 1999 between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (5)

  $$10.1 Employment Agreement dated as of December 4, 1991 between the Registrant and Gregory J. Yurek (3)

  $$10.2 Employment Agreement dated as of December 4, 1991 between the Registrant and Alexis P. Malozemoff (3)

    10.3       Form of Employee Nondisclosure and Developments Agreement (3)

  $$10.4 Employee Nondisclosure and Developments Agreement dated as of December 26, 1990 between the Registrant and Alexis P. Malozemoff (3)

  $$10.5 Noncompetition Agreement dated as of July 10, 1987 between the Registrant and John Vander Sande (3)

   $10.6 License Agreement between the Registrant and MIT dated as of July 6, 1987 (3)

   $10.7 License Agreement between the Registrant and MIT dated as of January 31, 1989 (3)

   $10.8       License Agreement dated as of August 1, 1991 (3)

   $10.9       License Agreement dated as of September 1, 1991 (3)

   $10.10 Second Amendment dated as of January 27, 1992 between the Registrant and MIT amending the License Agreement dated as of July 6, 1987 between the Registrant and MIT (6)

   $10.11 Technology Development and Patent Licensing Agreement dated October 7, 1992 among the Registrant and Electricity Corporation of New Zealand Limited and Industrial Research Limited (7)

  $$10.12 Employment Agreement dated as of December 31, 1992 between American Superconductor Europe GmbH and Dr. Gero Papst (7)

    10.13 Lease dated March 9, 1993 between CGLIC on Behalf of its Separate Account R, as Landlord, and the Registrant (7)

    10.14 First Amendment to Lease between CGLIC, on Behalf of its Separate Account R, as Landlord, and the Registrant, as Tenant dated October 27, 1993 (8)

  $$10.15      1993 Stock Option Plan (7)

    10.16 Agreement dated January 1, 1994 between Pirelli Cavi S.p.A. and the Registrant (9)

   $10.17 Agreement between Pirelli Cavi S.p.A. and American Superconductor Corporation, dated October 1, 1995 (12)

    10.18 Technology Development and Patent Licensing Agreement, First Amendment dated August 7, 1993 among the Registrant and Electricity Corporation of New Zealand and Industrial Research Limited (8)

    10.19 Subcontract Agreement effective as of September 30, 1993 by and between the Registrant and Reliance Electric Company (10)

   $10.20 Fourth Amendment, dated May 15, 1995, to the Exclusive License Agreement between the Registrant and MIT dated July 6, 1987 (11)

  $$10.21      1996 Stock Incentive Plan

   $10.22 Management Agreement between Electric Power Research Institute, Inc. and American Superconductor Corporation, effective January 1, 1996 (12)

   $10.23 Technology License Agreement between Electric Power Research Institute, Inc. and American Superconductor Corporation, effective January 1, 1996 (12)

   $10.24 Warrant granted to Electric Power Research Institute, Inc. by American Superconductor Corporation, dated March 26, 1996 (12)

    10.25 Strategic Alliance Agreement by and among the Registrant and CHARTH (Compagnie Holding D'Applications Et De Realisations Thermiques Et Hydrauliques), dated as of April 1, 1997 (13)

  $$10.26      1997 Director Stock Option Plan

   $10.27 Patent License Agreement between Lucent Technologies Inc. and the Registrant, dated as of March 31, 1998 (14)

   $10.28 Agreement dated April 1, 1997 by and among Electricite de France and the Registrant (14)

   $10.29 Agreement effective April 1, 1997 by and between ABB Transmission & Distribution Technology Ltd. and the Registrant (14)

   $10.30 1999 Program Addendum between Pirelli Cavi e Sistemi S.p.A and the Registrant dated as of October 1, 1999 (15)

    21.1       Subsidiaries

---------
(1) Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-3, as amended (File No. 333-95261).

(2) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed with the Commission on November 14, 2000.

(3) Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-1, as amended (File No. 33-43647).

(4) Incorporated by reference to Exhibit to the Registrant's Registration Statement on Form 8-A filed with the Commission on November 2, 1998.

(5) Incorporated by reference to Exhibit to the Registration Registration Statement on Form 8-A/A filed with the Commission on March 12, 1999.

(6) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K filed with the Commission on June 29, 1992.

(7) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K filed with the Commission on June 29, 1993.

(8)  Incorporated by reference to Exhibits to the Registrant's Quarterly
     Report on Form 10-Q for the quarter ended December 31, 1993 filed with the Commission on January 26, 1994.

(9) Incorporated by reference to Exhibits to Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q/A for the quarter ended December 31, 1993 filed with the Commission on March 28, 1994.

(10) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K filed with the Commission on June 29, 1994.

(11) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K filed with the Commission on June 29, 1995.

(12) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K/A filed with the Commission on March 10, 1997.

(13) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K filed with the Commission on June 30, 1997.

(14) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K filed with the Commission on June 26, 1998.

(15) Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed with the Commission on January 24, 2000.

$ Confidential treatment previously requested and granted with respect to certain portions, which portions were omitted and filed separately with the Commission.

$$ Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.