Form 10-Q
period 2001-06-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2001-08-07
CIK 880807

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For The Quarter Ended: June 30, 2001              Commission File Number 0-19672
                       -------------


                      American Superconductor Corporation
                      -----------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                            04-2959321
     ------------------                                 -----------------------
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


                 YES___X___            NO______



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, par value $.01 per share                      20,375,354
-----------------------------------------      ---------------------------------
             Class                              Outstanding as of August 6, 2001

                      AMERICAN SUPERCONDUCTOR CORPORATION

                                     INDEX






                                                                        Page No.
                                                                        --------
Part I - Financial Information

  Consolidated Balance Sheets
     June 30, 2001 (unaudited) and March 31, 2001                           3

  Consolidated Statements of Operations
     for the three months ended
     June 30, 2001 and 2000 (unaudited)                                     4

  Consolidated Statements of Comprehensive Income (Loss)
     For the three months ended
     June 30, 2001 and 2000 (unaudited)                                     5

  Consolidated Statements of Cash Flows
     for the three months ended
     June 30, 2001 and 2000 (unaudited)                                     6

  Notes to Interim Consolidated Financial Statements                     7-10

  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                11-18

Part II - Other Information                                                19

Signatures                                                                 20

                       AMERICAN SUPERCONDUCTOR CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,                   March 31,
                                                                                   2001                        2001
                                                                           ---------------------        ------------------
                                                                                (unaudited)
                                 ASSETS
Current assets:
     Cash and cash equivalents                                                     $  67,871,783             $  89,063,299
     Accounts receivable                                                               9,779,566                13,416,068
     Inventory                                                                        16,949,451                14,300,928
     Prepaid expenses and other current assets                                           460,652                   603,744
                                                                           ---------------------        ------------------
                    Total current assets                                              95,061,452               117,384,039

Property and equipment:
     Land                                                                              4,144,611                 4,138,104
     Construction in progress - building and equipment                                41,997,131                23,285,351
     Equipment                                                                        29,095,078                26,667,800
     Furniture and fixtures                                                            2,250,642                 2,225,296
     Leasehold improvements                                                            4,756,554                 4,741,947
                                                                           ---------------------         -----------------
                                                                                      82,244,016                61,058,498
Less: accumulated depreciation                                                       (19,748,600)              (18,746,317)
                                                                           ---------------------         -----------------

Property and equipment, net                                                           62,495,416                42,312,181

Long-term marketable securities                                                       63,995,928                71,161,804
Long-term accounts receivable                                                          1,125,000                 1,250,000
Long-term inventory                                                                    3,787,000                 3,787,000
Goodwill                                                                               1,107,735                 1,107,735
Other assets                                                                           3,389,330                 2,924,153
                                                                          ----------------------     ---------------------

Total assets                                                                       $ 230,961,861             $ 239,926,912
                                                                          ======================     =====================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                                         $   8,206,727             $   8,576,022

Long-term deferred revenue                                                             3,787,000                 3,787,000

Commitments

Stockholders' equity:
     Common stock, $.01 par value
         Authorized shares-50,000,000; issued and outstanding
         - 20,365,422 and 20,290,596 at June 30, 2001 and
         March 31, 2001, respectively                                                   203,654                   202,906
     Additional paid-in capital                                                     356,448,222               355,843,848
     Deferred compensation                                                             (397,749)                 (424,266)
     Deferred warrant costs                                                            (280,943)                 (336,347)
     Accumulated other comprehensive income (loss)                                      531,160                   769,641
     Accumulated deficit                                                           (137,536,210)             (128,491,892)
                                                                         ----------------------     ---------------------
Total stockholders' equity                                                          218,968,134               227,563,890
                                                                         ----------------------     ---------------------
Total liabilities and stockholders' equity                                        $ 230,961,861             $ 239,926,912
                                                                         ======================     =====================

The accompanying notes are an integral part of the consolidated financial statements.

                      AMERICAN SUPERCONDUCTOR CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                Three Months Ended
                                                                                                      June 30,
                                                                                             2001                 2000
                                                                                        -------------         -------------
Revenues:
   Contract revenue                                                                         $589,429             $700,432
   Product sales and prototype development contracts                                       1,069,380            3,223,906
                                                                                        -------------          -----------
      Total revenues                                                                       1,658,809            3,924,338

Costs and expenses:
   Costs of revenue - contract revenue                                                       585,895              698,392
   Costs of revenue - product sales and prototype development contracts                    1,695,682            2,920,180
   Research and development                                                                6,734,835            5,307,343
   Selling, general and administrative                                                     3,714,563            2,954,871
                                                                                        -------------         ------------
      Total costs and expenses                                                            12,730,975           11,880,786

Interest income                                                                            1,816,926            3,494,423
Other income (expense), net                                                                  210,922                5,247
                                                                                        -------------         ------------
Net loss                                                                                 $(9,044,318)         $(4,456,778)
                                                                                        =============         ============
Net loss per common share
   Basic                                                                                      $(0.44)              $(0.22)
                                                                                        =============         ============
   Diluted                                                                                    $(0.44)              $(0.22)

Weighted average number of common shares outstanding
   Basic                                                                                  20,331,783           19,885,363
                                                                                       ==============         ============
   Diluted                                                                                20,331,783           19,885,363
                                                                                       ==============         ============


The accompanying notes are an integral part of the consolidated financial statements.

                      AMERICAN SUPERCONDUCTOR CORPORATION
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (Unaudited)

                                                                                      Three Months Ended June 30,
                                                                                      2001                     2000
                                                                                ----------------       ------------------
Net loss                                                                           ($9,044,318)             ($4,456,778)

Other comprehensive income (loss)
      Foreign currency translation                                                      (1,347)                    (164)
      Unrealized gains (losses) on investments                                        (237,134)                (163,484)
                                                                                -----------------      -------------------
Other comprehensive income (loss)                                                     (238,481)                (163,648)

Comprehensive income (loss)                                                       $ (9,282,799)            $ (4,620,426)
                                                                                =================      ===================

The accompanying notes are an integral part of the consolidated financial statements.

                      AMERICAN SUPERCONDUCTOR CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                      Three Months Ended
                                                                                                           June 30,
                                                                                               2001                      2000
                                                                                           ------------              ------------
Cash flows from operating activities:
      Net loss                                                                             $ (9,044,318)             $ (4,456,778)
      Adjustments to reconcile net loss to net cash used by operations:
         Depreciation and amortization                                                        1,134,733                   721,373
         Deferred compensation expense                                                           26,517                    26,517
         Deferred warrant costs                                                                  68,726                    88,629
         Stock compensation expense                                                              11,843                    52,057
         Changes in operating asset and liability accounts
             (net of effect of acquisition):
                  Accounts receivable                                                         3,761,502                  (961,285)
                  Inventory                                                                  (2,648,523)               (1,337,380)
                  Prepaid expenses and other current assets                                     143,092                   (81,694)
                  Accounts payable and accrued expenses                                        (369,295)                 (156,055)
                  Deferred revenue - current and long-term                                            -                  (341,250)
                                                                                       ----------------          ----------------
      Total adjustments                                                                       2,128,595                (1,989,088)

      Net cash used by operating activities                                                  (6,915,723)               (6,445,866)

Cash flows from investing activities:
         Purchase of property and equipment (net)                                           (21,186,865)               (3,326,844)
         Purchase of long-term marketable securities                                                  -               (61,715,895)
         Sale of long-term marketable securities                                               6,928,742                        -
         Purchase of assets of Intergrated Electronics, LLC                                           -                  (755,000)
         Increase in other assets                                                              (597,627)                 (239,501)
                                                                                       ----------------          ----------------
    Net cash used in investing activities                                                   (14,855,750)              (66,037,240)

Cash flows from financing activities:
         Net proceeds from issuance of common stock                                             579,957                 2,323,117
                                                                                       ----------------          ----------------

     Net cash provided by financing activities                                                  579,957                 2,323,117

Net increase (decrease) in cash and cash equivalents                                        (21,191,516)              (70,159,989)

Cash and cash equivalents at beginning of period                                             89,063,299               126,917,768
                                                                                       ----------------          ----------------
Cash and cash equivalents at end of period                                                 $ 67,871,783              $ 56,757,779
                                                                                       ================          ================

Supplemental schedule of cash flow information:
                   Noncash issuance of common stock                                       $      38,360              $  1,156,699


The accompanying notes are an integral part of the consolidated financial statements.

                      AMERICAN SUPERCONDUCTOR CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1. NATURE OF THE BUSINESS:
   -----------------------


  American Superconductor Corporation (the "Company"), which was formed on April 9, 1987, is a world leader in developing and manufacturing products using superconducting materials and power electronic switches for electric power applications. The focus of the Company's development and commercialization efforts is on electrical equipment for use by electric utilities and industrial and commercial users of electrical power. For large-scale applications, the Company's development efforts are focused on high temperature superconducting ("HTS") power transmission cables and electric motors and generators. In the area of industrial power quality and transmission network power reliability, the Company is focused on marketing and selling commercial superconducting magnetic energy storage ("SMES") devices, on development and commercialization of new SMES products, and on development of power electronic subsystems. The Company operates in two business segments.

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

  Research and development and selling, general and administrative expenses included as costs of revenue were as follows:


                                                               Three Months Ended June 30,
                                                                2001                2000
                                                            -------------       -------------

Research and development expenses                             $1,223,907          $1,338,371
Selling, general and administrative expenses                  $  439,801          $  439,794

2. BASIS OF PRESENTATION:
   ----------------------

  The accompanying consolidated financial statements are unaudited, except for those dated as of March 31, 2001, and have been prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosure normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended June 30, 2001 and 2000 and the financial position at June 30, 2001.

                      AMERICAN SUPERCONDUCTOR CORPORATION

  The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.
  It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2001 which are contained in the Company's Annual Report on Form 10-K covering the year ended March 31, 2001.

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

  Effective April 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," and has ceased amortizing the goodwill acquired in the IE purchase. The Company reviews its goodwill and other long-term assets at least annually or when events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. If the carrying amount of the asset is determined to exceed its fair value, an impairment loss would be recognized in an amount equal to that excess.

  Certain prior year amounts have been reclassified to be consistent with the current year presentation.


3. NET LOSS PER COMMON SHARE:
   --------------------------

  The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 which requires presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes dilution and is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares include the effect of the exercise of stock options. For the three months ended June 30, 2001 and 2000, common equivalent shares of 2,551,748 and 1,881,232 were not included for the calculation of diluted EPS as their effect was antidilutive.

                      AMERICAN SUPERCONDUCTOR CORPORATION

4. COST-SHARING AGREEMENTS:
   -----------------------

  The Company received funding of approximately $119,000 under a U.S. Air Force cost-sharing agreement in the three months ended June 30, 2001, compared to approximately $194,000 from two Department of Energy cost-sharing agreements in the three months ended June 30, 2000. This funding was used to directly offset research and development and selling, general and administrative expenses.


5. BUSINESS SEGMENT INFORMATION:
   ----------------------------

  The Company adopted Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company has two reportable business segments as defined by SFAS 131-High Temperature Superconducting ("HTS") business segment, and the Power Quality and Reliability ("PQ&R") business segment.

  The HTS business segment develops and commercializes HTS wire, wire products and systems. The focus of this segment's development effort is on HTS wire for power transmission cables and electric motors and generators.

  The PQ&R business segment is focused on marketing and selling commercial low temperature SMES devices, on development and commercialization of new SMES products, and on development and commercialization of power electronic switches.

  The operating segment results for the HTS and PQ&R business segments were as follows:

                                                 Three Months Ended June 30,
                                                    2001             2000
                                                 ----------       ----------
Revenues
--------
 HTS                                             $1,626,622       $1,780,733
 PQ&R                                                32,187        2,143,605
                                                 ----------       ----------
 Total                                           $1,658,809       $3,924,338
                                                 ==========       ==========

Operating Income (loss)
-----------------------

 HTS                                            $(7,117,514)     $(5,928,315)
 PQ&R                                            (3,572,560)      (1,692,490)
 Unallocated Corporate Expenses                    (382,092)       ( 335,643)
                                                  ---------       ----------

 Total                                         $(11,072,166)     $(7,956,448)
                                                ============     ============

                      AMERICAN SUPERCONDUCTOR CORPORATION

  The segment assets for the HTS and PQ&R business segments were as follows:

                                           June 30, 2001       March 31, 2001
                                        -------------------  ------------------
 HTS                                       $ 69,130,141        $ 48,501,903
 PQ&R                                        29,964,009          31,199,906
 Corporate cash and marketable
   securities                               131,867,711         160,225,103
                                           ------------        ------------
 Total                                     $230,961,861        $239,926,912
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

6.   NEW ACCOUNTING PRONOUNCEMENTS:
     -----------------------------

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company has adopted SFAS 142 and has discontinued the amortization of goodwill as of April 1, 2001. The Company is required to adopt these standards on a prospective basis as of April 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001.

                      AMERICAN SUPERCONDUCTOR CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                       THREE MONTHS ENDED JUNE 30, 2001

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

RESULTS OF OPERATIONS
---------------------

Total revenues during the three months ended June 30, 2001 were $1,659,000, compared to $3,924,000 for the same period a year earlier. Revenues for the first quarter of fiscal year 2002 decreased by $2,265,000 due primarily to fewer SMES systems sales. Power Quality and Reliability business segment sales, which include SMES systems and power electronic switches, were $32,000 in the current quarter, compared to $2,144,000 during the first quarter of last year. HTS segment revenues were $1,627,000 in the three months ended June 30, 2001, compared to $1,781,000 for the same period last year, as a result of a planned decrease in funding from U. S. Government Small Business Innovation Research
(SBIR) grants.

For the three months ended June 30, 2001, we recorded approximately $119,000 of funding under a government cost-sharing agreement with the U. S. Air Force. For the three months ended June 30, 2000, we recorded $194,000 of funding under two cost sharing agreements with the Department of Energy ("DOE"). We anticipate that a portion of our funding in the future will continue to come from cost-sharing agreements as we continue to develop joint programs with government agencies. Funding from government cost-sharing agreements is recorded as an offset to research and development and selling, general and administrative expenses, as required by government contract accounting guidelines, rather than as revenues.

Total costs and expenses for the three months ended June 30, 2001 were $12,731,000, compared to $11,881,000 for the same period last year. The increase in costs and expenses was primarily the result of our increased investment in research and development, partially offset by reduced costs of revenue associated mainly with the lower level of SMES system sales.

Adjusted research and development ("R&D") expenses, which include amounts classified as costs of revenue and amounts offset by cost sharing funding, increased to $8,020,000 in the three months ended June 30, 2001 from $6,746,000 for the same period of the prior year. This increase was due to the continued scale-up of our internal research and development activities, including the hiring of additional personnel and the purchase of materials and equipment, and higher spending on licenses and consultants/outside contractors. A portion of

                      AMERICAN SUPERCONDUCTOR CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                       THREE MONTHS ENDED JUNE 30, 2001

the R&D expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost sharing funding. Net R&D expenses (exclusive of amounts classified as costs of revenues and amounts offset by cost sharing funding) increased to $6,735,000 in the quarter ended June 30, 2001 from $5,307,000 for the same period last year.

Our R&D expenditures are summarized as follows:

                                                             Three Months Ended June 30,
                                                               2001              2000
                                                            ----------        ----------
R&D expenses per Consolidated Statements of
 Operations...................................              $6,735,000        $5,307,000

R&D expenditures on development contracts
 classified as Costs of revenue...............               1,224,000         1,339,000

R&D expenditures offset by cost sharing
 funding......................................                  61,000           100,000
                                                            ----------        ----------

Adjusted R&D expenses                                       $8,020,000        $6,746,000
                                                            ==========        ==========

Adjusted selling, general and administrative ("SG&A") expenses, which include amounts classified as costs of revenue and amounts offset by cost sharing funding, increased to $4,213,000 for the three months ended June 30, 2001, compared to $3,489,000 for the same period a year earlier. This increase was primarily due to the hiring of additional personnel and related expenses incurred to support corporate development, marketing, and recruiting activities and future planned growth. A portion of the SG&A expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as SG&A expenses). Additionally, a portion of SG&A expenses was offset by cost sharing funding. Net SG&A expenses (exclusive of amounts classified as costs of revenues and amounts offset by cost sharing funding) increased to $3,715,000 in the quarter ended June 30, 2001 from $2,955,000 for the same period last year.

Our SG&A expenditures are summarized as follows:

                                                               Three Months Ended June 30,
                                                                 2001               2000
                                                              ----------         ----------
SG&A expenses per Consolidated Statements of
 Operations..............................................     $3,715,000         $2,955,000

SG&A expenditures on development contracts classified as
 Costs of revenue........................................        440,000            440,000

SG&A expenditures offset by cost sharing
 funding.................................................         58,000             94,000
                                                              ----------         ----------

Adjusted SG&A expenses...................................     $4,213,000         $3,489,000
                                                              ==========         ==========

                      AMERICAN SUPERCONDUCTOR CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                       THREE MONTHS ENDED JUNE 30, 2001

Interest income and other income (expense), net, resulting primarily from investments in long-term marketable securities, was $2,028,000 in the quarter ended June 30, 2001, compared to $3,500,000 for the same period in the previous year. This decrease in investment income reflects the lower cash balances available for investment as a result of cash being used to fund our operations and to purchase property, plant, and equipment, as well as lower interest rates available on our investments. Other income (expense), net of $211,000 in the quarter ended June 30, 2001 consists primarily of investment gains from long-term marketable securities.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 30, 2001, we had cash, cash equivalents and long-term marketable securities of $131,868,000 compared to $160,225,000 at March 31, 2001. The principal uses of cash during the three months ended June 30, 2001 were $6,916,000 for the funding of our operations and $21,187,000 for the acquisition of property, plant, and equipment, primarily related to the construction in progress on our new HTS manufacturing facility in Devens, Massachusetts.

Long-term accounts receivable of $1,125,000 represents the amount due after June 30, 2002 on the $2,500,000 recognized as revenue in the year ended March 31, 2000 for R&D work performed by us prior to the effective date (October 1, 1999) of the Pirelli development agreement. The $2,500,000 payment by Pirelli for R&D performed before October 1, 1999 is guaranteed by the agreement and is payable in quarterly installments over the five-year period between October 1, 1999 and September 30, 2004.

Goodwill of $1,108,000 at June 30, 2001 represents the excess of the purchase price paid for the acquisition of substantially all of the assets of Integrated Electronics, LLC ("IE") on June 1, 2000, over the fair value of IE's assets, less amortization taken between June 1, 2000 and March 31, 2001. The IE transaction was accounted for under the purchase method of accounting. Goodwill was initially calculated to be $1,329,000, and was being amortized over a five-year period beginning June 1, 2000, in an amount equal to $22,000 per month. Effective April 1, 2001, the Company adopted the provisions of Statement of

                      AMERICAN SUPERCONDUCTOR CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                       THREE MONTHS ENDED JUNE 30, 2001

Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," and has ceased amortizing the goodwill acquired in the IE purchase. The Company reviews its goodwill and other long-term assets at least annually or when events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. If the carrying amount of the asset is determined to exceed its fair value, an impairment loss would be recognized in an amount equal to that excess.

We have potential funding commitments (excluding amounts included in accounts receivable) of approximately $14,494,000 to be received after June 30, 2001 from strategic partners and government and commercial customers, compared to $12,436,000 at March 31, 2001. However, these commitments, including $4,643,000 on U.S. government contracts, are subject to certain cancellation provisions. Of the current commitment amount of $14,494,000, approximately 53% is potentially collectable within the next 12 months.

To date, inflation has not had a material impact on our financial results.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company has adopted SFAS 142 and has discontinued the amortization of goodwill as of April 1, 2001. The Company is required to adopt these standards on a prospective basis as of April 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND WE EXPECT TO CONTINUE TO INCUR LOSSES IN THE FUTURE.

  We have been principally engaged in research and development activities. We have incurred net losses in each year since our inception. Our net loss for fiscal 1999, fiscal 2000, fiscal 2001, and the first three months of fiscal 2002 was $15,326,000, $17,598,000, $21,676,000, and $9,044,000, respectively. Our accumulated deficit as of June 30, 2001 was $137,536,000. We expect to continue to incur operating losses in the next year and there can be no assurance that we will ever achieve profitability.

                      AMERICAN SUPERCONDUCTOR CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                       THREE MONTHS ENDED JUNE 30, 2001

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

WE EXPECT TO SPEND SIGNIFICANT AMOUNTS ON THE EXPANSION OF OUR MANUFACTURING CAPACITY, AND OUR EXPANSION PROJECTS MAY NOT BE SUCCESSFUL.

  In anticipation of significantly increased demand for our products, we are currently building a facility exclusively dedicated to HTS wire manufacturing at the Devens Commerce Center in Devens, Massachusetts. During the current fiscal year, we plan to continue to use a large portion of the net proceeds from our March 2000 stock offering to fund the construction and purchase equipment for the new HTS wire manufacturing facility in Devens. We can only estimate the costs of this project, and the actual costs may be significantly in excess of our estimates. In addition, the completion of this new facility may be delayed, or we may experience start-up difficulties or other problems once the facility becomes operational. Finally, if increased demand for our products does not materialize, we will not generate sufficient revenue to offset the cost of establishing and operating the facility.

                      AMERICAN SUPERCONDUCTOR CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                       THREE MONTHS ENDED JUNE 30, 2001

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

WE HAVE HISTORICALLY FOCUSED ON RESEARCH AND DEVELOPMENT ACTIVITIES AND HAVE LIMITED EXPERIENCE IN MARKETING AND SELLING OUR PRODUCTS.

  We have been primarily focused on research and development of our superconducting products. Consequently, our management team has limited experience directing our commercialization efforts, which are essential to our future success. To date, we only have limited experience marketing and selling our products, and there are very few people anywhere who have significant experience marketing or selling superconducting products. Once our products are ready for commercial use, we will have to develop a marketing and sales organization that will effectively demonstrate the advantages of our products over both more traditional products and competing superconducting products or other technologies. We may not be successful in our efforts to market this new and unfamiliar technology, and we may not be able to establish an effective sales and distribution organization.

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

                      AMERICAN SUPERCONDUCTOR CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                       THREE MONTHS ENDED JUNE 30, 2001

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

  On July 30, 2001, Pirelli announced its intention to sell its energy cables business along with certain other businesses as described in Item 5, Other Information. While we expect to continue a strategic alliance with any acquirer of this energy cables business, we cannot assure you that any relationship will continue on the same terms as our current relationship with Pirelli. We also cannot assess how Pirelli's sale of this business will impact our ability to successfully produce and market HTS wire for cable.

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

  As we begin to market and sell our superconducting products, we will face intense competition both from competitors in the superconducting field and from vendors of traditional products and new technologies. There are many companies in the United States, Europe, Japan and Australia engaged in the development of HTS products, including Sumitomo Electric Industries, 3M, Intermagnetics General and Nordic Superconductor Technologies. The superconducting industry is characterized by rapidly changing and advancing technology. Our future success will depend in large part upon our ability to keep pace with advancing HTS and LTS technology and developing industry standards. Our SMES products compete with a variety of non-superconducting products such as dynamic voltage restorers ("DVRs"), static VAR compensators ("SVCs"), static compensators ("STATCOMS"), flywheels, power electronic switches and battery-based power supply systems. In addition, competition for our Power Modules includes products from Ecostar, Inverpower, Satcon, Semikron and Trace. Research efforts and technological advances made by others in the superconducting field or in other areas with applications to the power quality and reliability markets may render our development efforts obsolete. Many of our competitors have substantially greater financial resources, research and development, manufacturing and marketing capabilities than we have. In addition, as the HTS, power quality and power reliability markets develop, other large industrial companies may enter those fields and compete with us.

THIRD PARTIES HAVE OR MAY ACQUIRE PATENTS THAT COVER THE HIGH TEMPERATURE SUPERCONDUCTING MATERIALS WE USE OR MAY USE IN THE FUTURE TO MANUFACTURE OUR PRODUCTS.

                      AMERICAN SUPERCONDUCTOR CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                       THREE MONTHS ENDED JUNE 30, 2001

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

THERE ARE NUMEROUS PATENTS ISSUED IN THE FIELD OF SUPERCONDUCTING MATERIALS AND OUR PATENTS MAY NOT PROVIDE MEANINGFUL PROTECTION FOR OUR TECHNOLOGY.

  We own or have licensing rights under many patents and pending patent applications. However, the patents that we own or license may not provide us with meaningful protection of our technologies, and may not prevent our competitors from using similar technologies, for a variety of reasons, such as:

   o the patent applications that we or our licensors file may not result in patents being issued;

   o  any patents issued may be challenged by third parties; and

   o others may independently develop similar technologies not protected by our patents or design around the patented aspects of any technologies we develop.

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

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------
         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         None

Item 5.  Other Information
         -----------------

         On July 30, 2001, Pirelli SpA announced its intention to sell its energy cables business, along with some of its other businesses, as part of a restructuring plan involving a focus on telecommunications business opportunities. A buyer for Pirelli's energy cables business has not yet been identified and the timing of the sale is not yet known.

         We have had a strategic alliance with Pirelli since 1990. This relationship encompasses development funding from Pirelli; commercial ventures, such as the use of power cables employing our HTS wire in a Detroit
Edison substation, the successful operation of which should be announced by December 31, 2001; and contractual arrangements relating to the manufacture, sale and use of our HTS wire in cables used to transmit electric power and control signals.

         We expect to continue our strategic relationship with Pirelli pending Pirelli's sale of its energy cables business. We also expect to continue a strategic alliance with the purchaser of Pirelli's energy cables business. While we cannot assess with certainty the impact of Pirelli's sale of this business until a buyer is identified and we are able to discuss our future relationship with that buyer, we believe this planned sale will have little if any short-term impact on us, and we are optimistic that it will have no long-term adverse impact on us.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      AMERICAN SUPERCONDUCTOR CORPORATION


August 7, 2001                            /s/ Gregory J. Yurek
----------------------                    ------------------------------------
Date                                      Gregory J. Yurek
                                          Chairman of the Board, President and
                                          Chief Executive Officer


August 7, 2001                            /s/ Thomas M. Rosa
---------------------                     -----------------------------------
Date                                      Thomas M. Rosa
                                          Chief Accounting Officer, Corporate
                                          Controller and Assistant Secretary