Form 10-Q
period 2001-09-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2001-11-14
CIK 880807

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                  ----------

For The Quarter Ended: September 30, 2001         Commission File Number 0-19672
                       ------------------


                      American Superconductor Corporation
                      -----------------------------------
            (Exact name of registrant as specified in its charter)


               Delaware                                           04-2959321
-----------------------------------------           -------------------------------------------
    State or other jurisdiction of                    (I.R.S. Employer Identification Number)
    organization or incorporation)


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


                           YES       X       NO______
                                -----------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, par value $.01 per share                               20,459,219
-----------------------------------------           --------------------------------------------
               Class                                     Outstanding as of November 13, 2001

                      AMERICAN SUPERCONDUCTOR CORPORATION

                                     INDEX

                                   --------



                                                                                Page No.
                                                                               ----------
Part I - Financial Information

      Consolidated Balance Sheets
               September 30, 2001 and March 31, 2001                                 3

      Consolidated Statements of Operations
               for the three months ended
               September 30, 2001 and 2000 and the
               six months ended September 30, 2001
               and 2000                                                             4

      Consolidated Statements of Comprehensive Income (Loss)
               for the three months ended
               September 30, 2001 and 2000 and the
               six months ended September 30, 2001
               and 2000                                                             5

      Consolidated Statements of Cash Flows
               for the six months ended
               September 30, 2001 and 2000                                          6

      Notes to Interim Consolidated Financial Statements                         7-10

      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                              11-20

Part II - Other Information                                                        21

Signatures                                                                         22

                      AMERICAN SUPERCONDUCTOR CORPORATION
                          Consolidated Balance Sheets

                                                                        September 30,           March 31,
                                                                            2001                  2001
                                                                      ---------------        --------------
                         ASSETS

Current assets:
      Cash and cash equivalents                                        $  61,697,409        $  89,063,299
      Accounts receivable                                                 10,480,296           13,416,068
      Inventory                                                           18,023,708           14,300,928
      Prepaid expenses and other current assets                              599,931              603,744
                                                                       -------------        -------------
          Total current assets                                            90,801,344          117,384,039

Property and equipment:
      Land                                                                 4,144,611            4,138,104
      Construction in progress - building and equipment                   58,720,200           23,285,351
      Equipment                                                           29,166,108           26,667,800
      Furniture and fixtures                                               2,315,910            2,225,296
      Leasehold improvements                                               4,767,462            4,741,947
                                                                       -------------        -------------
                                                                          99,114,291           61,058,498
Less: accumulated depreciation                                           (20,948,585)         (18,746,317)
                                                                       -------------        -------------
Property and equipment, net                                               78,165,706           42,312,181

Long-term marketable securities                                           44,712,302           71,161,804
Long-term accounts receivable                                              1,000,000            1,250,000
Long-term inventory                                                        3,787,000            3,787,000
Goodwill                                                                   1,107,735            1,107,735
Other assets                                                               3,383,751            2,924,153
                                                                       -------------        -------------
Total assets                                                           $ 222,957,838        $ 239,926,912
                                                                       =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses                            $   8,789,260        $   8,576,022
      Deferred revenue                                                       243,452                    -
                                                                       -------------        -------------
      Total current liabilities                                            9,032,712            8,576,022

Long-term deferred revenue                                                 3,787,000            3,787,000

Commitments

Stockholders' equity:
      Common stock, $.01 par value
          Authorized shares-50,000,000; issued and outstanding
          - 20,376,214 and 20,290,596 at September 30, 2001 and
             March 31, 2001, respectively                                    203,762              202,906
      Additional paid-in capital                                         356,577,492          355,843,848
      Deferred compensation                                                 (371,232)            (424,266)
      Deferred warrant costs                                                (225,540)            (336,347)
      Accumulated other comprehensive income (loss)                          606,068              769,641
      Accumulated deficit                                               (146,652,424)        (128,491,892)
                                                                       -------------        -------------
Total stockholders' equity                                               210,138,126          227,563,890
                                                                       -------------        -------------
Total liabilities and stockholders' equity                             $ 222,957,838        $ 239,926,912
                                                                       =============        =============

   The accompanying notes are an integral part of the consolidated financial statements.

                      AMERICAN SUPERCONDUCTOR CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Three Months Ended                   Six Months Ended
                                                                   September 30,                      September 30,
                                                               2001              2000              2001              2000
                                                            --------          --------          --------          --------
Revenues:
       Contract revenue                                   $    704,671      $    694,556    $   1,294,100      $  1,394,988
       Product sales and prototype
                development contracts                        2,552,028         4,022,948        3,621,408         7,246,854
                                                          ------------      ------------    -------------      ------------
           Total revenues                                    3,256,699         4,717,504        4,915,508         8,641,842

Costs and expenses:
       Costs of revenue-contract revenue                       696,940           688,045        1,282,835         1,386,437
       Costs of revenue-product sales and prototype
                development contracts                        2,682,453         2,840,019        4,378,135         5,760,199
       Research and development                              6,724,289         6,030,797       13,459,124        11,338,140
       Selling, general and administrative                   3,626,385         3,715,354        7,340,948         6,670,225
                                                          ------------      ------------    -------------      ------------
           Total costs and expenses                         13,730,067        13,274,215       26,461,042        25,155,001

Interest income                                              1,356,146         3,499,307        3,173,072         6,993,730
Other income (expense), net                                      1,008            12,480          211,930            17,727
                                                          ------------      ------------    -------------      ------------
Net loss                                                  $ (9,116,214)     $ (5,044,924)   $ (18,160,532)    $  (9,501,702)
                                                          ============      ============    =============     =============

Net loss per common share                                 $      (0.45)     $      (0.25)   $       (0.89)    $       (0.47)
                                                          ============      ============    =============     =============
 Weighted average number of
       common shares outstanding                            20,375,836        20,151,987       20,353,930        20,019,403
                                                          ============      ============    =============     =============

   The accompanying notes are an integral part of the consolidated financial statements.

                      AMERICAN SUPERCONDUCTOR CORPORATION
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                       Three Months Ended                       Six Months Ended
                                                         September 30,                           September 30,
                                                    2001               2000                2001                 2000
                                                 --------            -------            ---------            ---------
Net loss                                         $(9,116,214)        $(5,044,924)       $(18,160,532)        $(9,501,702)

Other comprehensive income (loss)
      Foreign currency translation                    14,388             (17,625)             13,041             (17,789)
      Unrealized gains (losses)
           on investments                             60,520             488,667            (176,614)            325,183
                                                 -----------         -----------        ------------         -----------
Other comprehensive income (loss)                     74,908             471,042            (163,573)            307,394

Comprehensive income (loss)                      $(9,041,306)        $(4,573,882)       $(18,324,105)        $(9,194,308)
                                                 ===========         ===========        ============         ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                      AMERICAN SUPERCONDUCTOR CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Six Months Ended
                                                                                          September 30,
                                                                                    2001              2000
                                                                                    ----              ----
Cash flows from operating activities:
       Net loss                                                                  $(18,160,532)     $ (9,501,702)
       Adjustments to reconcile net loss to net cash used by operations:
            Depreciation and amortization                                           2,479,210         1,577,990
            Deferred compensation expense                                              53,034            53,034
            Deferred warrant costs                                                    137,452           177,259
            Stock compensation expense                                                 11,843            87,398
            Changes in operating asset and liability accounts:
                  Accounts receivable                                               3,185,772        (4,747,733)
                  Inventory                                                        (3,722,780)       (2,950,448)
                  Prepaid expenses and other current assets                             3,813          (328,874)
                  Accounts payable and accrued expenses                               213,238           673,276
                  Deferred revenue - current and long-term                            243,452         1,802,340
                                                                                 ------------      ------------
       Total adjustments                                                            2,605,034        (3,655,758)

       Net cash used by operating activities                                      (15,555,498)      (13,157,460)

Cash flows from investing activities:
            Purchase of property and equipment (net)                              (38,042,752)       (9,561,224)
            Purchase of long-term marketable securities                                     -       (55,874,482)
            Sale of long-term marketable securities                                26,272,888                 -
            Purchase of assets of Integrated Electronics, LLC                               -          (755,000)
            Increase in other assets                                                 (736,540)         (416,210)
                                                                                 ------------      ------------
       Net cash used in investing activities                                      (12,506,404)      (66,606,916)

Cash flows from financing activities:
            Net proceeds from issuance of common stock                                696,012         4,922,537
                                                                                 ------------      ------------
       Net cash provided by financing activities                                      696,012         4,922,537

Net decrease in cash and cash equivalents                                         (27,365,890)      (74,841,839)

Cash and cash equivalents at beginning of period                                   89,063,299       126,917,768
                                                                                 ------------      ------------
Cash and cash equivalents at end of period                                       $ 61,697,409      $ 52,075,929
                                                                                 ============      ============
Supplemental schedule of cash flow information:
            Noncash issuance of common stock                                     $     64,877      $  1,218,557


   The accompanying notes are an integral part of the consolidated financial statements.

                      AMERICAN SUPERCONDUCTOR CORPORATION

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                      --

1.   Nature of the Business:
     -----------------------

     American Superconductor Corporation (the "Company"), which was formed on April 9, 1987, is a world leader in developing and manufacturing products using superconducting materials and power electronic converters for electric power applications. The focus of the Company's development and commercialization efforts is on electrical equipment for use by electric utilities and industrial and commercial users of electrical power. For large-scale applications, the Company's development efforts are focused on high temperature superconducting ("HTS") power transmission cables and electric motors and generators. In the area of industrial power quality and transmission network power reliability, the Company is focused on marketing and selling commercial superconducting magnetic energy storage ("SMES") devices, on development and commercialization of new SMES products, and on development of power electronic subsystems. The Company operates in two business segments.

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

     Research and development and selling, general and administrative expenses included as costs of revenue were as follows:

                                                  Three Months Ended             Six Months Ended
                                                     September 30,                 September 30,
                                                  2001          2000            2001          2000
                                                  ----          ----            ----          ----
Research and development expenses             $1,689,252     $1,117,402      $2,913,159     $2,455,773
Selling, general and administrative
expenses                                      $  448,070     $  311,446      $  887,871     $  751,240

2.   Basis of Presentation:
     ----------------------

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosure normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended September 30, 2001 and 2000 and the financial position at September 30, 2001.

                      AMERICAN SUPERCONDUCTOR CORPORATION

                                      --

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

     Effective April 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," and has ceased amortizing the goodwill recorded as a result of the acquisition of substantially all the assets of Intergrated Electronics, LLC ("IE") on June 1, 2000. The Company reviews its goodwill and other long-term assets at least annually or when events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. If the carrying amount of the asset is determined to exceed its fair value, an impairment loss would be recognized.

     Certain prior year amounts have been reclassified to be consistent with the current year presentation.

3.   Net Loss Per Common Share:
     --------------------------

     The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which requires presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes dilution and is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares include the effect of the exercise of stock options. For the three months ended September 30, 2001 and 2000, common equivalent shares of 2,622,421 and 1,976,674 were not included for the calculation of diluted EPS as their effect was antidilutive. For the six months ended September 30, 2001 and 2000, common equivalent shares of 2,819,430 and 2,230,780 were also not included for the calculation of diluted EPS as their effect was antidilutive.

4.   Cost-Sharing Agreements:
     ------------------------

     The Company received approximately $200,000 in funding under a government cost-sharing agreement in the three months ended September 30, 2001. The Company did not receive funding under government cost-sharing agreements for the three months ended September 30, 2000. For the six months ended September 30, 2001 and 2000, government cost-sharing funding was $319,000 and $194,000, respectively. This funding was used to directly offset research and development and selling, general and administrative expenses.

                      AMERICAN SUPERCONDUCTOR CORPORATION

                                      --
5.   Business Segment Information:
     -----------------------------

     The Company has two reportable business segments as defined by SFAS 131-High Temperature Superconducting ("HTS") business segment and the Power Quality and Reliability ("PQ&R") business segment.

     The HTS business segment develops and commercializes HTS wire, wire products and systems. The focus of this segment's development effort is on HTS wire for power transmission cables and electric motors and generators.

     The PQ&R business segment is focused on marketing and selling commercial low temperature SMES devices, on development and commercialization of new SMES products, and on development and commercialization of power electronic converters.

     The operating segment results for the HTS and PQ&R business segments were as follows:

                                           Three Months Ended              Six Months Ended
                                              September 30,                  September 30,
                                         2001             2000             2001            2000
                                     ------------      -----------      ------------   ------------
 Revenues
 --------
 HTS                                 $  2,182,629      $ 1,414,204      $  3,809,251   $  3,194,937
 PQ&R                                   1,074,070        3,303,300         1,106,257      5,446,905
                                     ------------      -----------      ------------   ------------
 Total                               $  3,256,699      $ 4,717,504      $  4,915,508   $  8,641,842
                                     ============      ===========      ============   ============

                                           Three Months Ended                Six Months Ended
                                              September 30,                    September 30,
                                         2001             2000             2001            2000
                                     ------------      -----------      ------------   -----------
Operating Income (loss)
-----------------------
 HTS                                 $ (6,961,422)     $(6,880,179)     $(14,078,936)  $(12,808,494)
 PQ&R                                  (2,888,797)      (1,341,600)       (6,461,357)    (3,034,090)
 Unallocated Corporate Expenses          (623,149)        (334,932)       (1,005,241)      (670,575)
                                     -------------     ------------     -------------  -------------

  Total                              $(10,473,368)     $(8,556,711)     $(21,545,534)  $(16,513,159)
                                     ============      ===========      ============   ============

                      AMERICAN SUPERCONDUCTOR CORPORATION

                                      --

  The segment assets for the HTS and PQ&R business segments were as follows:

                                                September 30, 2001        March 31, 2001
                                              ----------------------  ----------------------
HTS                                                $ 85,921,167            $ 48,501,903
PQ&R                                                 30,626,960              31,199,906
Corporate cash and marketable securities            106,409,711             160,225,103
                                                   ------------            ------------
Total                                              $222,957,838            $239,926,912
                                                   ============            ============

     The accounting policies of the business segments are the same as those described in Note 2, except that certain corporate expenses which we do not believe are specifically attributable or allocable to either business segment have been excluded from the segment operating losses.

6.   New Accounting Pronouncements:
     ------------------------------

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company has adopted SFAS 142 and has discontinued the amortization of goodwill as of April 1, 2001. Certain provisions of SFAS 141 may also apply to any acquisitions concluded subsequent to June 30, 2001.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and thus becomes effective for the Company on April 1, 2002. Management believes the future impact on our financial statements as a result of this interpretation will be immaterial.

                      AMERICAN SUPERCONDUCTOR CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                      SIX MONTHS ENDED SEPTEMBER 30, 2001

American Superconductor Corporation was founded in 1987. We are focused on developing, manufacturing and selling products using two core technologies: high temperature superconductor ("HTS") wires and power electronic converters for electric power applications. We also assemble superconductor wires and power electronic converters into fully-integrated products, such as superconducting magnetic energy storage ("SMES") systems and ship propulsion motors, which we sell to end users.

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

Results of Operations
---------------------

Total revenues during the three months ended September 30, 2001 were $3,257,000, compared to $4,718,000 for the same period a year earlier. For the six months ended September 30, 2001, revenues were $4,916,000 as compared to $8,642,000 for the comparable period in 2000. Revenues for the quarter and six-month period decreased by $1,461,000 and $3,726,000, respectively, compared to the same prior-year periods. The decrease in revenue resulted from fewer SMES system sales. Power Quality and Reliability business segment sales, which include SMES systems and power electronic switches, were $1,074,000 in the current quarter, compared to $3,303,000 during the second quarter of last year, a decrease of $2,229,000. Power Quality and Reliability sales for the recent six-month period were $1,106,000, compared to $5,447,000 recorded during the first six months of last year, a decrease of $4,341,000. These decreases were partially offset by increases in HTS business segment revenues of $768,000 and $615,000 for the quarter and six-month periods ended September 30, 2001, respectively, compared to the same prior-year periods, due to higher prototype development contract revenue from the U.S. Navy.

For the three months ended September 30, 2001, we recorded approximately $200,000 in funding under a government cost-sharing agreement with the U.S. Air Force. For the three months ended September 30, 2000, we did not record any funding under cost-sharing agreements. For the six months ended September 30, 2001, funding under government cost-sharing agreements was $319,000, compared to $194,000 for the comparable period in 2000. We anticipate that a portion of our funding in the future will continue to come from cost-sharing agreements as we continue to develop joint programs with government agencies. Funding from government cost-sharing agreements is recorded as an offset to research and development and selling, general and administrative expenses, as required by government contract accounting guidelines, rather than as revenues.

Total costs and expenses for the three months ended September 30, 2001 were $13,730,000 compared to $13,274,000 for the same period last year. Total costs and expenses for the first six

                      AMERICAN SUPERCONDUCTOR CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                      SIX MONTHS ENDED SEPTEMBER 30, 2001

months of the current fiscal year were $26,461,000, compared to $25,155,000 for the same period last year. The increase in costs and expenses was primarily the result of our increased investment in research and development, partially offset by reduced costs of revenue associated mainly with the lower level of SMES system sales.

Adjusted research and development ("R&D") expenses, which include amounts classified as costs of revenue and amounts offset by cost sharing funding, increased to $8,517,000 in the three months ended September 30, 2001 from $7,148,000 for the same period of the prior year. For the six-month periods ended September 30, 2001 and 2000, adjusted research and development expenses were $16,537,000 and $13,894,000, respectively. These increases were due to the continued scale-up of our internal research and development activities, including the hiring of additional personnel and the purchases of materials and equipment, and higher spending on licenses, consultants and outside contractors. A portion of the R&D expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost sharing funding. Net R&D expenses (exclusive of amounts classified as costs of revenues and amounts offset by cost sharing funding) increased to $6,724,000 in the three months ended September 30, 2001 from $6,031,000 for the same period last year. For the six months ended September 30, 2001 and 2000, these amounts were $13,459,000 and $11,338,000, respectively.

Our R&D expenditures are summarized as follows:

                                                         Three Months Ended                 Six Months Ended
                                                           September 30,                     September 30,
                                                       2001             2000             2001              2000
                                                       ----             ----             ----              ----
R&D expenses per Consolidated Statements of
Operations ....................................    $ 6,724,000       $ 6,031,000       $13,459,000       $11,338,000
R&D expenditures on development contracts
classified as Costs of revenue ................      1,690,000         1,117,000         2,913,000         2,456,000
R&D expenditures offset by cost sharing
funding .......................................        103,000                 0           165,000           100,000
                                                   -----------       -----------       -----------       -----------

Adjusted R&D expenses .........................    $ 8,517,000       $ 7,148,000       $16,537,000       $13,894,000
                                                   ===========       ===========       ===========       ===========

Adjusted selling, general and administrative ("SG&A") expenses, which include amounts classified as costs of revenue and amounts offset by cost sharing funding, increased to $4,171,000 for the three months ended September 30, 2001, compared to $4,027,000 for the same period a year earlier. For the six-month periods ended September 30, 2001 and 2000, adjusted SG&A expenses were $8,383,000 and $7,515,000, respectively. These increases were primarily due to the hiring of additional personnel and related expenses incurred to support corporate development, marketing, and recruiting activities and future planned growth. A portion of the SG&A expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as SG&A expenses). Additionally, a portion of SG&A expenses

                      AMERICAN SUPERCONDUCTOR CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                      SIX MONTHS ENDED SEPTEMBER 30, 2001

was offset by cost sharing funding. Net SG&A expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost sharing funding) were $3,626,000 in the three months ended September 30, 2001 compared to $3,715,000 for the same period last year. For the six months ended September 30, 2001 and 2000, these amounts were $7,341,000 and $6,670,000, respectively.

Our SG&A expenditures are summarized as follows:

                                                         Three Months Ended                  Six Months Ended
                                                            September 30,                      September 30,
                                                        2001               2000             2001               2000
                                                        ----               ----             ----               ----
SG&A expenses per Consolidated Statements of
Operations ......................................     $3,626,000        $3,715,000        $7,341,000        $6,670,000
SG&A expenditures on development contracts
classified as Costs of revenue ..................        448,000           312,000           888,000           751,000
SG&A expenditures offset by cost sharing
funding .........................................         97,000                 0           154,000            94,000
                                                      ----------        ----------        ----------        ----------

Adjusted SG&A expenses ..........................     $4,171,000        $4,027,000        $8,383,000        $7,515,000
                                                      ==========        ==========        ==========        ==========

Interest income and other income (expense), net resulting primarily from investments in long-term marketable securities, was $1,357,000 in the quarter ended September 30, 2001, compared to $3,512,000 for the same period in the previous year. For the six months ended September 30, 2001 and 2000, these amounts were $3,385,000 and $7,011,000, respectively. These decreases in interest income reflect the lower cash balances available for investment as a result of cash being used to fund our operations and to purchase property, plant and equipment, as well as lower interest rates available on our investments. Other income (expense), net of $212,000 in the six months ended September 30, 2001 consists primarily of investment gains from long-term marketable securities.

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

                      AMERICAN SUPERCONDUCTOR CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                      SIX MONTHS ENDED SEPTEMBER 30, 2001


Liquidity and Capital Resources
-------------------------------

At September 30, 2001, we had cash, cash equivalents and long-term marketable securities of $106,410,000 compared to $160,225,000 at March 31, 2001. The principal uses of cash during the six months ended September 30, 2001 were $15,555,000 for the funding of our operations and $38,043,000 for the acquisition of property, plant and equipment, primarily related to the construction in progress on our HTS manufacturing facility in Devens, Massachusetts.

Long-term accounts receivable of $1,000,000 represents the amount due after September 30, 2002 on the $2,500,000 recognized as revenue in the year ended March 31, 2000 for R&D work performed by us related to a development agreement with Pirelli. This amount is guaranteed by the agreement and is payable in installments over a five-year period ending September 30, 2004.

Goodwill of $1,108,000 at September 30, 2001 represents the excess of the purchase price paid for the acquisition of substantially all of the assets of Integrated Electronics, LLC ("IE") on June 1, 2000, over the fair value of IE's assets, less amortization taken between June 1, 2000 and March 31, 2001. The IE transaction was accounted for under the purchase method of accounting. Goodwill was initially calculated to be $1,329,000, and was amortized on a five-year schedule until March 31, 2001. Effective April 1, 2001 the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and has ceased amortizing the goodwill acquired in the IE purchase. The Company reviews its goodwill and other long-term assets at least annually or when events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. If the carrying amount of the asset is determined to exceed its fair value, an impairment loss would be recognized in an amount equal to that excess.

We have potential funding commitments (excluding amounts included in accounts receivable) of approximately $13,552,000 to be received after September 30, 2001 from strategic partners and government and commercial customers, compared to $12,436,000 at March 31, 2001. However, these commitments, including $3,363,000 on U.S. government contracts, are subject to certain cancellation provisions. Of the current commitment amount of $13,552,000, approximately 52% is potentially collectable within the next 12 months.

To date, inflation has not had a material impact on our financial results.

New Accounting Pronouncements
-----------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible

                      AMERICAN SUPERCONDUCTOR CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                      SIX MONTHS ENDED SEPTEMBER 30, 2001


assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill andother intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company has adopted SFAS 142 and has discontinued the amortization of goodwill as of April 1, 2001. Certain provisions of SFAS 141 may also apply to any acquisitions concluded subsequent to June 30, 2001.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and thus becomes effective for the Company on April 1, 2002. Management believes the future impact on our financial statements as a result of this interpretation will be immaterial.

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


WE HAVE A HISTORY OF OPERATING LOSSES AND WE EXPECT TO CONTINUE TO INCUR LOSSES IN THE FUTURE.

                      AMERICAN SUPERCONDUCTOR CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                      SIX MONTHS ENDED SEPTEMBER 30, 2001


     We have been principally engaged in research and development activities. We have incurred net losses in each year since our inception. Our net loss for fiscal 1999, fiscal 2000, fiscal 2001, and the first six months of fiscal 2002 was $15,326,000, $17,598,000, $21,676,000, and $18,161,000, respectively. Our accumulated deficit as of September 30, 2001 was $146,652,000. We expect to continue to incur operating losses in the next year and there can be no assurance that we will ever achieve profitability.

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

                      AMERICAN SUPERCONDUCTOR CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                      SIX MONTHS ENDED SEPTEMBER 30, 2001

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

                      AMERICAN SUPERCONDUCTOR CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                      SIX MONTHS ENDED SEPTEMBER 30, 2001


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

     On July 30, 2001, Pirelli announced its intention to sell its energy cables business along with certain other businesses. While we expect to continue a strategic alliance with any acquirer of this energy cables business, we cannot assure you that any relationship will continue on the same terms as our current relationship with Pirelli. We also cannot assess how Pirelli's sale of this business will impact our ability to successfully produce and market HTS wire for cable.

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

                      AMERICAN SUPERCONDUCTOR CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                      SIX MONTHS ENDED SEPTEMBER 30, 2001


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

                      AMERICAN SUPERCONDUCTOR CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                      SIX MONTHS ENDED SEPTEMBER 30, 2001

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

                                  -----------


Item 1.       Legal Proceedings
              -----------------
              None

Item 2.       Changes in Securities and Use of Proceeds
              -----------------------------------------
              None

Item 3.       Defaults Upon Senior Securities
              -------------------------------
              None

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------
              At the Company's Annual Meeting of Stockholders held on July 27, 2001, the following proposals were adopted by the vote specified below.

                                                             Withheld Authority
                                                                 to Vote
              Proposal                        Votes for         For Nominee
              ---------------------           ---------      ------------------
     1.       Election of Directors

              Gregory J. Yurek                16,950,415        1,224,204
              Albert J. Baciocco, Jr.         17,828,198          346,421
              Frank Borman                    17,827,074          347,545
              Clayton M. Christensen          17,590,059          584,560
              Peter O. Crisp                  17,829,238          345,381
              Richard Drouin                  17,829,888          344,731
              Gerard Menjon                   15,121,304        3,053,315
              Andrew G.C. Sage, II            17,827,538          347,081
              John Vander Sande               17,451,981          722,638


                                                                                Votes                   Broker
                                                                   Votes For   Against    Abstentions  Non-Votes
                                                                   ---------   -------    -----------  ---------
     2.       Ratification of Independent Auditors                18,083,114   66,150       25,355       None


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


                       AMERICAN SUPERCONDUCTOR CORPORATION

  11/14/01                              /s/ Gregory J. Yurek
________________________               _____________________________________
Date                                   Gregory J. Yurek
                                       Chairman of the Board, President and
                                       Chief Executive Officer

  11/14/01                              /s/ Thomas M. Rosa
________________________               _____________________________________
Date                                   Thomas M. Rosa
                                       Chief Accounting Officer, Corporate
                                       Controller and Assistant Secretary