Form 10-Q
period 2001-12-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2002-02-14
CIK 880807

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                    ________

For The Quarter Ended: December 31, 2001         Commission File Number 0-19672
                       -----------------


                       American Superconductor Corporation
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                                      04-2959321
--------------------------------------------              ----------------------
(State or other jurisdiction of organization                (I.R.S. Employer
or incorporation)                                         Identification Number)


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

                                 YES X NO______
                                    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                      20,463,557
--------------------------------------      ------------------------------------
                Class                       Outstanding as of February 13, 2002

                       AMERICAN SUPERCONDUCTOR CORPORATION

                                      INDEX

                                    ________

                                                                                       Page No.
                                                                                       --------
Part I - Financial Information

     Consolidated Balance Sheets
         December 31, 2001 and March 31, 2001                                               3


     Consolidated Statements of Operations
         for the three months ended
         December 31, 2001 and 2000 and the
         nine months ended December 31, 2001
         and 2000                                                                           4

     Consolidated Statements of Comprehensive Income (Loss)
         for the three months ended
         December 31, 2001 and 2000 and the
         nine months ended December 31, 2001
         and 2000                                                                           5

     Consolidated Statements of Cash Flows
         for the nine months ended
         December 31, 2001 and 2000                                                         6

     Notes to Interim Consolidated Financial Statements                                  7-10

     Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                            11-20

Part II - Other Information                                                                21

Signatures                                                                                 22

AMERICAN SUPERCONDUCTOR CORPORATION
Consolidated Balance Sheets

                                                                    December 31,       March 31,
                                                                       2001              2001
                                                                   -------------     -------------
                             ASSETS
Current assets:
      Cash and cash equivalents                                    $  53,735,204     $  89,063,299
      Accounts receivable                                              9,034,688        13,416,068
      Inventory                                                       18,542,255        14,300,928
      Prepaid expenses and other current assets                          993,662           603,744
                                                                   -------------     -------------

          Total current assets                                        82,305,809       117,384,039

Property and equipment:
      Land                                                             4,144,611         4,138,104
      Construction in progress - building and equipment               69,571,645        23,285,351
      Equipment                                                       29,285,445        26,667,800
      Furniture and fixtures                                           2,324,739         2,225,296
      Leasehold improvements                                           6,088,927         4,741,947
                                                                   -------------     -------------

                                                                     111,415,367        61,058,498
Less: accumulated depreciation                                       (22,120,947)      (18,746,317)
                                                                   -------------     -------------

Property and equipment, net                                           89,294,420        42,312,181

Long-term marketable securities                                       32,846,310        71,161,804
Long-term accounts receivable                                            875,000         1,250,000
Long-term inventory                                                    3,787,000         3,787,000
Goodwill                                                               1,107,735         1,107,735
Other assets                                                           3,804,488         2,924,153
                                                                   -------------     -------------

Total assets                                                       $ 214,020,762     $ 239,926,912
                                                                   =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses                        $  10,206,731     $   8,576,022
      Deferred revenue                                                   247,756                 -
                                                                   -------------     -------------

      Total current liabilities                                       10,454,487         8,576,022

Long-term deferred revenue                                             3,787,000         3,787,000

Commitments

Stockholders' equity:
      Common stock, $.01 par value
          Authorized shares-50,000,000; issued and outstanding
          - 20,460,157 and 20,290,596 at December 31, 2001 and
             March 31, 2001, respectively                                204,602           202,906
      Additional paid-in capital                                     357,268,976       355,843,848
      Deferred compensation                                             (344,716)         (424,266)
      Deferred warrant costs                                            (170,136)         (336,347)
      Accumulated other comprehensive income (loss)                      356,897           769,641
      Accumulated deficit                                           (157,536,348)     (128,491,892)
                                                                   -------------     -------------
Total stockholders' equity                                           199,779,275       227,563,890
                                                                   -------------     -------------

Total liabilities and stockholders' equity                         $ 214,020,762     $ 239,926,912
                                                                   =============     =============

         The accompanying notes are an integral part of the consolidated financial statements.

                 AMERICAN SUPERCONDUCTOR CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Three Months Ended            Nine Months Ended
                                                               December 31,                 December 31,
                                                           2001           2000           2001            2000
                                                       ------------   -----------    ------------   ------------
Revenues:
      Contract revenue                                 $    686,148   $ 1,005,198    $  1,980,248   $  2,400,186
      Product sales and prototype
               development contracts                      2,846,994     4,601,640       6,468,402     11,848,494
                                                       ------------   -----------    ------------   ------------

           Total revenues                                 3,533,142     5,606,838       8,448,650     14,248,680

Costs and expenses:
      Costs of  revenue-contract revenue                    679,462       998,156       1,962,297      2,384,593
      Costs of revenue-product sales and prototype
           development contracts                          3,543,088     3,106,913       7,921,223      8,867,111
      Research and development                            6,833,411     5,106,967      20,292,534     16,445,107
      Selling, general and administrative                 4,022,442     3,673,750      11,363,391     10,343,976
                                                       ------------   -----------    ------------   ------------

           Total costs and expenses                      15,078,403    12,885,786      41,539,445     38,040,787

Interest income                                             684,427     3,117,357       3,857,499     10,111,087
Other income (expense), net                                 (23,089)       31,837         188,840         49,564
                                                       ------------   -----------    ------------   ------------

Net loss                                               $(10,883,923)  $(4,129,754)   $(29,044,456)  $(13,631,456)
                                                       ============   ===========    ============   ============

Net loss per common share                              $      (0.53)  $     (0.20)         $(1.42)  $      (0.68)
                                                       ============   ===========    ============   ============


Weighted average number of
      common shares outstanding                          20,454,652    20,212,281      20,387,626     20,083,930
                                                       ============   ===========    ============   ============

    The accompanying notes are an integral part of the consolidated financial statements.

                       AMERICAN SUPERCONDUCTOR CORPORATION
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                          Three Months Ended                       Nine Months Ended
                                                             December 31,                             December 31,
                                                       2001                2000                 2001             2000
                                                   ------------        -----------         ------------     ------------
Net loss                                           $(10,883,923)       $(4,129,754)        $(29,044,456)    $(13,631,456)

Other comprehensive income (loss)
      Foreign currency translation                         (768)            31,732               12,273           13,943
      Unrealized gains (losses)
           on investments                              (248,403)           394,129             (425,017)         719,312
                                                   ------------        -----------         ------------     ------------
Other comprehensive income (loss)                      (249,171)           425,861             (412,744)         733,255

Comprehensive income (loss)                        $(11,133,094)       $(3,703,893)        $(29,457,200)    $(12,898,201)
                                                   ============        ===========         ============     ============

    The accompanying notes are an integral part of the consolidated financial statements.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Nine Months Ended
                                                                                           December 31,
                                                                                    2001                  2000
                                                                                    ----                  ----
Cash flows from operating activities:

        Net loss                                                                $(29,044,456)         $(13,631,456)
        Adjustments to reconcile net loss to net cash used by operations:
            Depreciation and amortization                                          3,803,135             2,688,141
            Deferred compensation expense                                             79,550                79,550
            Deferred warrant costs                                                   206,178               265,888
            Stock compensation expense                                                17,580               165,586
            Changes in operating asset and liability accounts :
                   Accounts receivable                                             4,756,380            (5,735,557)
                   Inventory                                                      (4,241,327)           (5,171,980)
                   Prepaid expenses and other current assets                        (389,918)             (778,805)
                   Accounts payable and accrued expenses                           1,630,709             1,376,400
                   Deferred revenue - current and long-term                          247,756             1,787,340
                                                                                -------------         -------------
        Total adjustments                                                          6,110,043            (5,323,437)

        Net cash used by operating activities                                    (22,934,413)          (18,954,893)

Cash flows from investing activities:
            Purchase of property and equipment (net)                             (50,344,596)          (24,734,414)
            Purchase of long-term marketable securities                                    -           (15,734,115)
            Sale of long-term marketable securities                               37,890,477                     -
            Purchase of assets of Integrated Electronics, LLC                              -              (755,000)
            Increase in other assets                                              (1,308,840)             (736,454)
                                                                                -------------         -------------
        Net cash used in investing activities                                    (13,762,959)          (41,959,983)

Cash flows from financing activities:
            Net proceeds from issuance of common stock                             1,369,277             5,083,936
                                                                                -------------         -------------
        Net cash provided by financing activities                                  1,369,277             5,083,936

Net decrease in cash and cash equivalents                                        (35,328,095)          (55,830,940)

Cash and cash equivalents at beginning of period                                  89,063,299           126,917,768
                                                                                -------------         -------------
Cash and cash equivalents at end of period                                      $ 53,735,204          $ 71,086,828
                                                                                =============         =============

Supplemental schedule of cash flow information:
            Noncash issuance of common stock                                    $     97,130          $  1,323,261

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

     The Company currently derives a substantial portion of its revenue from research and development contracts. A significant portion of this contract revenue relates to a development contract with Pirelli Cables and Systems ("Pirelli"), who (through an affiliated company) is a stockholder of the Company. The Company recorded contract revenue from Pirelli of $500,000 and $500,000, for the three months ended December 31, 2001 and 2000, respectively. For the nine months ended December 31, 2001 and 2000, contract revenue from Pirelli was $1,500,000 and $1,500,000, respectively.

     Costs of revenue include research and development and selling, general and administrative expenses that are incurred in the performance of these development contracts.

     Research and development and selling, general and administrative expenses included as costs of revenue were as follows:

                                                 Three Months Ended              Nine Months Ended
                                                    December 31,                    December 31,
                                                 2001          2000            2001             2000
                                                 ----          ----            ----             ----
   Research and development expenses          $2,832,160    $1,742,079       $5,745,319       $4,197,852
   Selling, general and administrative
   expenses                                   $  573,655    $  577,120       $1,461,525       $1,328,360

2.   Basis of Presentation:
     ----------------------

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosure normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended December 31, 2001 and 2000 and the financial position at December 31, 2001.

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

     Effective April 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," and has ceased amortizing the goodwill recorded as a result of the acquisition of substantially all of the assets of Integrated Electronics, LLC ("IE") on June 1, 2000. The Company reviews its goodwill and other long-term assets at least annually or when events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. If the carrying amount of the net tangible and intangible assets in a given reporting unit exceed the reporting unit's fair value, a detailed impairment loss analysis would be performed to calculate the amount of impairment, if any, as prescribed by SFAS 142.

     Certain prior year amounts have been reclassified to be consistent with the current year presentation.

3.   Net Loss Per Common Share:
     --------------------------

     The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which requires presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes dilution and is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares include the effect of the exercise of stock options. For the three months ended December 31, 2001 and 2000, common equivalent shares of 3,379,770 and 2,450,138 were not included for the calculation of diluted EPS as their effect was antidilutive. For the nine months ended December 31, 2001 and 2000, common equivalent shares of 2,187,545 and 2,524,041 were also not included for the calculation of diluted EPS as their effect was antidilutive.

4.   Cost-Sharing Agreements:
     ------------------------

     The Company received funding under a government cost-sharing agreement of $120,349 and $3,649 for the three months ended December 31, 2001 and 2000, respectively. For the nine months ended December 31, 2001 and 2000, government cost-sharing funding was $439,591 and $198,035, respectively. This funding was used to directly offset research and development and selling, general and administrative expenses.

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

     The operating segment results for the HTS and PQ&R business segments were as follows:

                                      Three Months Ended                  Nine Months Ended
                                         December 31,                       December 31,
                                     2001            2000                2001           2000
                                     ----            -----               ----           ----

     Revenues
     --------
     HTS                           $  3,440,278    $ 2,110,869      $  7,249,529    $  5,305,806
     PQ&R                                92,864      3,495,969         1,199,121       8,942,874
                                   ------------    -----------      ------------    ------------
        Total                      $  3,533,142    $ 5,606,838      $  8,448,650    $ 14,248,680
                                   ============    ===========      ============    ============


                                      Three Months Ended                  Nine Months Ended
                                         December 31,                       December 31,
                                     2001            2000                2001           2000
                                     ----            -----               ----           ----
Operating Loss
--------------
   HTS                             $ (6,952,787)   $(6,118,182)     $(21,031,723)   $(18,926,676)
   PQ&R                              (4,101,327)      (835,622)      (10,562,684)     (3,869,712)
   Unallocated Corporate Expenses      (491,147)      (325,144)       (1,496,388)       (995,719)
                                   ------------    -----------      ------------    ------------
        Total                      $(11,545,261)   $(7,278,948)     $(33,090,795)   $(23,792,107)
                                   ============    ===========      ============    ============

                       AMERICAN SUPERCONDUCTOR CORPORATION

     The segment assets for the HTS and PQ&R business segments were as follows:

                                              December 31, 2001  March 31, 2001
                                              -----------------  --------------
   HTS                                           $97,602,895      $ 48,501,903
   PQ&R                                           29,836,353        31,199,906
   Corporate cash and marketable securities       86,581,514       160,225,103
                                                ------------      ------------
   Total                                        $214,020,762      $239,926,912
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

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business". SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and thus becomes effective for the Company on April 1, 2002. Management believes the future impact on our financial statements as a result of this interpretation will be immaterial.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                       NINE MONTHS ENDED DECEMBER 31, 2001

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

Results of Operations
---------------------

Total revenues during the three months ended December 31, 2001 were $3,533,000, compared to $5,607,000 for the same period a year earlier. For the nine months ended December 31, 2001, revenues were $8,449,000 as compared to $14,249,000 for the comparable period in 2000. Revenues for the quarter and nine-month period decreased by $2,074,000 and $5,800,000, respectively, compared to the same prior-year periods. The decrease in revenue resulted from fewer SMES system sales. Power Quality and Reliability business segment sales, which include SMES systems and power electronic converters, were $93,000 in the current quarter, compared to $3,496,000 during the third quarter of last year, a decrease of $3,403,000. Power Quality and Reliability sales for the nine-month period ended December 31, 2001 were $1,199,000 compared to $8,943,000 recorded during the first nine months of last year, a decrease of $7,744,000. The decrease in SMES system sales were related to adverse economic conditions, especially in the semiconductor production industry. These decreases were partially offset by increases in HTS business segment revenues of $1,329,000 and $1,944,000 for the quarter and nine-month periods ended December 31, 2001, respectively, compared to the same prior-year periods, primarily due to higher prototype development contract revenue from the U.S. Navy and higher HTS wire sales to commercial customers.

For the three months ended December 31, 2001, we recorded approximately $120,000 in funding under a government cost-sharing agreement with the U.S. Air Force. For the three months ended December 31, 2000, we recorded approximately $4,000 under this agreement. For the nine months ended December 31, 2001, funding under government cost-sharing agreements was $440,000, compared to $198,000 for the comparable period in 2000. We anticipate that a portion of our funding in the future will continue to come from cost-sharing agreements as we continue to develop joint programs with government agencies. Funding from government cost-sharing agreements is recorded as an offset to research and development and selling, general and administrative expenses, as required by government contract accounting guidelines, rather than as revenues.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                       NINE MONTHS ENDED DECEMBER 31, 2001

Total costs and expenses for the three months ended December 31, 2001 were $15,078,000 compared to $12,886,000 for the same period last year. Total costs and expenses for the first nine months of the current fiscal year were $41,539,000, compared to $38,041,000 for the same period last year. The increase in costs and expenses was primarily the result of our increased investment in research and development, partially offset by reduced costs of revenue associated with the lower level of SMES system sales.

Adjusted research and development ("R&D") expenses, which include amounts classified as costs of revenue and amounts offset by cost sharing funding, increased to $9,727,000 in the three months ended December 31, 2001 from $6,851,000 for the same period of the prior year. For the nine-month periods ended December 31, 2001 and 2000, adjusted research and development expenses were $26,265,000 and $20,745,000, respectively. These increases were due to the continued scale-up of our internal research and development activities, including the hiring of additional personnel and the purchases of materials and equipment, and higher spending on licenses, consultants and outside contractors. A portion of the R&D expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost sharing funding. Net R&D expenses (exclusive of amounts classified as costs of revenues and amounts offset by cost sharing funding) increased to $6,833,000 in the three months ended December 31, 2001 from $5,107,000 for the same period last year. For the nine months ended December 31, 2001 and 2000, these amounts were $20,293,000 and $16,445,000, respectively.

Our R&D expenditures are summarized as follows:

                                                                    Three Months Ended                  Nine Months Ended
                                                                        December 31,                       December 31,
                                                                   2001             2000              2001              2000
                                                                   ----             ----              ----              ----
R&D expenses per Consolidated Statements of
Operations .................................................   $ 6,833,000       $ 5,107,000       $20,293,000       $16,445,000
R&D expenditures on development contracts
classified as Costs of revenue .............................     2,832,000         1,742,000         5,745,000         4,198,000
R&D expenditures offset by cost sharing funding ............        62,000             2,000           227,000           102,000
                                                               -----------       -----------       -----------       -----------

Adjusted R&D expenses ......................................   $ 9,727,000       $ 6,851,000       $26,265,000       $20,745,000
                                                               ===========       ===========       ===========       ===========

Adjusted selling, general and administrative ("SG&A") expenses, which include amounts classified as costs of revenue and amounts offset by cost sharing funding, increased to $4,654,000 for the three months ended December 31, 2001, compared to $4,253,000 for the same period a year earlier. For the nine-month periods ended December 31, 2001 and 2000, adjusted SG&A expenses were $13,038,000 and $11,768,000, respectively. These increases were primarily due to the hiring of additional personnel and related expenses incurred to support corporate development, marketing, and recruiting activities and future planned growth. A portion

                       AMERICAN SUPERCONDUCTOR CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                       NINE MONTHS ENDED DECEMBER 31, 2001

of the SG&A expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as SG&A expenses). Additionally, a portion of SG&A expenses was offset by cost sharing funding. Net SG&A expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost sharing funding) were $4,022,000 in the three months ended December 31, 2001 compared to $3,674,000 for the same period last year. For the nine months ended December 31, 2001 and 2000, these amounts were $11,363,000 and $10,344,000 respectively.

Our SG&A expenditures are summarized as follows:

                                                                       Three Months Ended                 Nine Months Ended
                                                                           December 31,                      December 31,
                                                                     2001              2000             2001              2000
                                                                     ----              ----             ----              ----
SG&A expenses per Consolidated Statements of
Operations .................................................     $ 4,022,000       $ 3,674,000       $11,363,000       $10,344,000
SG&A expenditures on development contracts
classified as Costs of revenue .............................         574,000           577,000         1,462,000         1,328,000
SG&A expenditures offset by cost sharing funding ...........          58,000             2,000           213,000            96,000
                                                                 -----------       -----------       -----------       -----------

Adjusted SG&A expenses .....................................     $ 4,654,000       $ 4,253,000       $13,038,000       $11,768,000
                                                                 ===========       ===========       ===========       ===========

Interest income and other income (expense), net resulting primarily from investments in long-term marketable securities, was $661,000 in the quarter ended December 31, 2001, compared to $3,149,000 for the same period in the previous year. For the nine months ended December 31, 2001 and 2000, these amounts were $4,046,000 and $10,161,000, respectively. These decreases in interest income reflect the lower cash balances available for investment as a result of cash being used to fund our operations and to purchase property, plant and equipment, as well as lower interest rates available on our investments. Other income (expense), net of $189,000 in the nine months ended December 31, 2001 consists primarily of investment gains from long-term marketable securities

We expect to continue to incur operating losses in the next year, as we continue to devote significant financial resources to our research and development activities and commercialization efforts.

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

                       AMERICAN SUPERCONDUCTOR CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                       NINE MONTHS ENDED DECEMBER 31, 2001

Please refer to the "Future Operating Results" section below for a discussion of certain factors that may affect our future results of operations and financial condition.

Liquidity and Capital Resources
-------------------------------

At December 31, 2001, we had cash, cash equivalents and long-term marketable securities of $86,582,000 compared to $160,225,000 at March 31, 2001. The principal uses of cash during the nine months ended December 31, 2001 were $22,934,000 for the funding of our operations and $50,345,000 for the acquisition of property, plant and equipment, primarily related to the construction in progress on our HTS manufacturing facility in Devens, Massachusetts.

Long-term accounts receivable of $875,000 represents the amount due after December 31, 2002 on $2,500,000 recognized as revenue in the year ended March 31, 2000 for R&D work performed by us related to a development agreement with Pirelli. This amount is guaranteed by the agreement and is payable in installments over a five-year period ending on September 30, 2004.

Goodwill of $1,108,000 at December 31, 2001 represents the excess of the purchase price paid for the acquisition of substantially all of the assets of Integrated Electronics, LLC ("IE") on June 1, 2000, over the fair value of IE's assets, less amortization taken between June 1, 2000 and March 31, 2001. The IE transaction was accounted for under the purchase method of accounting. Goodwill was initially calculated to be $1,329,000, and was amortized on a five-year schedule until March 31, 2001. Effective April 1, 2001 the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and has ceased amortizing the goodwill acquired in the IE purchase. The Company reviews its goodwill and other long-term assets at least annually or when events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. If the carrying amount of the net tangible and intangible assets in a given reporting unit exceed the reporting unit's fair value, a detailed impairment loss analysis would be performed to calculate the amount of impairment, if any, as prescribed by SFAS 142.

We have potential funding commitments (excluding amounts included in accounts receivable) of approximately $10,320,000 to be received after December 31, 2001 from strategic partners and government and commercial customers, compared to $12,436,000 at March 31, 2001. However, these commitments, including $6,800,000 on the Pirelli development contract and $1,632,000 on U.S. government contracts, are subject to certain cancellation provisions. Of the current commitment amount of $10,320,000, approximately 44% is potentially collectable within the next 12 months.

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

                       AMERICAN SUPERCONDUCTOR CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                       NINE MONTHS ENDED DECEMBER 31, 2001

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

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of". SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business". SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and thus becomes effective for the Company on April 1, 2002. Management believes the future impact on our financial statements as a result of this interpretation will be immaterial.

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

                      AMERICAN SUPERCONDUCTOR CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                      NINE MONTHS ENDED DECEMBER 31, 2001

We have a history of operating losses and we expect to continue to incur losses in the future.

     We have been principally engaged in research and development activities. We have incurred net losses in each year since our inception. Our net loss for fiscal 1999, fiscal 2000, fiscal 2001, and the first nine months of fiscal 2002 was $15,326,000, $17,598,000, $21,676,000, and $29,044,000, respectively. Our accumulated deficit as of December 31, 2001 was $157,536,000. We expect to continue to incur operating losses in the next year and there can be no assurance that we will ever achieve profitability.

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

                      AMERICAN SUPERCONDUCTOR CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                      NINE MONTHS ENDED DECEMBER 31, 2001

We expect to spend significant amounts on the expansion of our manufacturing capacity, and our expansion projects may not be successful.

     In anticipation of significantly increased demand for our products, we are currently building a facility exclusively dedicated to HTS wire manufacturing at the Devens Commerce Center in Devens, Massachusetts. During the current fiscal year, we have used and plan to continue to use a large portion of the net proceeds from our March 2000 stock offering to fund the construction and purchase equipment for the new HTS wire manufacturing facility in Devens. While we expect to complete this project within our estimates, the actual costs may be in excess of our expectations. In addition, the completion of this new facility may be delayed, or we may experience start-up difficulties or other problems once the facility becomes operational. Finally, if increased demand for our products does not materialize, we will not generate sufficient revenue to offset the cost of establishing and operating the facility.

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

                      AMERICAN SUPERCONDUCTOR CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                      NINE MONTHS ENDED DECEMBER 31, 2001

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

     In the past, Pirelli announced it may sell its energy cables business along with certain other businesses. Pirelli has informed us that they have decided they will not sell their energy cables business under current business conditions. While it cannot be assured any transaction will or will not occur, and we expect to continue a strategic alliance with any acquirer of this energy cables business, we cannot assure you that our strategic relationship with and funding commitments from Pirelli will continue on their current terms. We also cannot assess how Pirelli's potential sale of this business would impact our ability to successfully produce and market HTS wire for cable.

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

                      AMERICAN SUPERCONDUCTOR CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                      NINE MONTHS ENDED DECEMBER 31, 2001

Our products face intense competition both from superconducting products developed by others and from traditional, non-superconducting products and alternative technologies.

     As we begin to market and sell our superconducting products, we will face intense competition both from competitors in the superconducting field and from vendors of traditional products and new technologies. There are many companies in the United States, Europe, Japan and Australia engaged in the development of HTS products, including Sumitomo Electric Industries, 3M, Intermagnetics General and Nordic Superconductor Technologies. The superconducting industry is characterized by rapidly changing and advancing technology. Our future success will depend in large part upon our ability to keep pace with advancing HTS and LTS technology and developing industry standards. Our SMES products compete with a variety of non-superconducting products such as dynamic voltage restorers ("DVRs"), static VAR compensators ("SVCs"), static compensators ("STATCOMS"), flywheels, power electronic converters and battery-based power supply systems. In addition, competition for our Power Modules includes products from Ecostar, Inverpower, Satcon, Semikron and Trace. Research efforts and technological advances made by others in the superconducting field or in other areas with applications to the power quality and reliability markets may render our development efforts obsolete. Many of our competitors have substantially greater financial resources, research and development, manufacturing and marketing capabilities than we have. In addition, as the HTS, power quality and power reliability markets develop, other large industrial companies may enter those fields and compete with us.

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

                      AMERICAN SUPERCONDUCTOR CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                      NINE MONTHS ENDED DECEMBER 31, 2001

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

                                     _____

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


                       AMERICAN SUPERCONDUCTOR CORPORATION


February 14, 2002                       /s/ Gregory J. Yurek
---------------------------------       ---------------------------------------
Date                                    Gregory J. Yurek
                                        Chairman of the Board, President and
                                        Chief Executive Officer


February 14, 2002                       /s/ Thomas M. Rosa
---------------------------------       ---------------------------------------
Date                                    Thomas M. Rosa
                                        Chief Accounting Officer, Corporate
                                        Controller and Assistant Secretary