Form 10-Q
period 2002-06-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2002-08-14
CIK 880807

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                     ______


For The Quarter Ended: June 30, 2002             Commission File Number 0-19672
                       -------------


                       American Superconductor Corporation
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                     04-2959321
--------------------------------------------   ---------------------------------
(State or other jurisdiction of organization    (I.R.S. Employer Identification
or incorporation)                                             Number)


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

                                 YES X  NO______
                                    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, par value $.01 per share                 20,588,234
---------------------------------------    -------------------------------------
                Class                          Outstanding as of August 9, 2002

                       AMERICAN SUPERCONDUCTOR CORPORATION

                                      INDEX
                                      -----

                                                                             Page No.
                                                                             --------
Part I - Financial Information

  Item 1.  Financial Statements

     Consolidated Balance Sheets
         June 30, 2002 and March 31, 2002                                        3


     Consolidated Statements of Operations
         for the three months ended
         June 30, 2002 and 2001                                                  4

     Consolidated Statements of Comprehensive Income (Loss)
         for the three months ended
         June 30, 2002 and 2001                                                  5

     Consolidated Statements of Cash Flows
         for the three months ended
         June 30, 2002 and 2001                                                  6

     Notes to Interim Consolidated Financial Statements                         7-12

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                       13-23

  Item 3.  Quantitative and Qualitative Disclosures About Market Risks          24

Part II - Other Information                                                     25

Signatures                                                                      26

Exhibits:  10.26 and 99.1                                                      27-33

Part I. Financial Information

   Item 1. Financial Statements

AMERICAN SUPERCONDUCTOR CORPORATION
Consolidated Balance Sheets

                                                                         June 30,                March 31,
                                                                           2002                    2002
                                                                      -------------            -------------
                          ASSETS
Current assets:
   Cash and cash equivalents                                          $  21,673,787            $  37,170,927
   Accounts receivable                                                    7,676,895                7,583,505
   Inventory                                                             13,145,714               13,212,831
   Prepaid expenses and other current assets                                743,953                  708,079
                                                                      -------------            -------------
       Total current assets                                              43,240,349               58,675,342

Property and equipment:
   Land                                                                   4,244,611                4,244,611
   Construction in progress - building and equipment                     84,454,788               79,685,813
   Equipment                                                             24,949,600               24,939,124
   Furniture and fixtures                                                 3,833,016                3,833,016
   Leasehold improvements                                                 6,234,304                6,226,267
                                                                      -------------            -------------

                                                                        123,716,319              118,928,831
Less: accumulated depreciation                                          (22,489,135)             (21,209,230)
                                                                      -------------            -------------

Property and equipment, net                                             101,227,184               97,719,601

Long-term marketable securities                                          23,937,780               31,028,683
Long-term inventory                                                       3,787,000                3,787,000
Goodwill                                                                  1,107,735                1,107,735
Other assets                                                              5,626,437                5,476,563
                                                                      -------------            -------------

Total assets                                                          $ 178,926,485            $ 197,794,924
                                                                      =============            =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                               $  13,202,591            $  20,784,931
  Deferred revenue                                                          247,878                1,056,806
                                                                      -------------            -------------

    Total current liabilities                                            13,450,469               21,841,737

Long-term deferred revenue                                                3,787,000                3,787,000

Commitments

Stockholders' equity:
   Common stock, $.01 par value
     Authorized shares-50,000,000; issued and outstanding
     - 20,536,459 and 20,497,514 at June 30, 2002 and
       March 31, 2002, respectively                                         205,365                  204,975
   Additional paid-in capital                                           358,238,020              357,781,718
   Deferred compensation                                                   (477,061)                (318,199)
   Deferred contract costs                                                  (85,068)                (121,167)
   Accumulated other comprehensive income                                   113,780                   95,641
   Accumulated deficit                                                 (196,306,020)            (185,476,781)
                                                                      -------------            -------------
Total stockholders' equity                                              161,689,016              172,166,187
                                                                      -------------            -------------

Total liabilities and stockholders' equity                            $ 178,926,485            $ 197,794,924
                                                                      =============            =============


        The accompanying notes are an integral part of the consolidated financial statements.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Three Months Ended
                                                                                   June 30,
                                                                        2002                     2001
                                                                  ---------------          ---------------
Revenues:

        Contract revenue                                             $    131,125             $    589,429
        Product sales and prototype development contracts               2,728,848                1,069,380
                                                                  ---------------          ---------------

              Total revenues                                            2,859,973                1,658,809

Costs and expenses:
        Costs of revenue-contract revenue                                 128,118                  585,895
        Costs of revenue-product sales and prototype
              development contracts                                     4,230,822                1,695,682
        Research and development                                        6,217,335                6,734,835
        Selling, general and administrative                             3,463,923                3,714,563
                                                                  ---------------          ---------------

              Total costs and expenses                                 14,040,198               12,730,975

Operating loss                                                        (11,180,225)             (11,072,166)
Interest income                                                           370,806                1,816,926
Other income (expense), net                                               (19,820)                 210,922
                                                                  ---------------          ---------------

Net loss                                                             $(10,829,239)            $ (9,044,318)
                                                                  ===============          ===============

Net loss per common share
        Basic                                                        $      (0.53)            $      (0.44)
                                                                  ===============          ===============

        Diluted                                                      $      (0.53)            $      (0.44)
                                                                  ===============          ===============

Weighted average number of common shares outstanding
        Basic                                                          20,535,175               20,331,783
                                                                  ===============          ===============

        Diluted                                                        20,535,175               20,331,783
                                                                  ===============          ===============

The accompanying notes are an integral part of the consolidated financial statements.

                      AMERICAN SUPERCONDUCTOR CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                    Three Months Ended
                                                          June 30,
                                                2002                  2001
                                            ------------           -----------

Net loss                                    $(10,829,239)          $(9,044,318)

Other comprehensive income (loss)
        Foreign currency translation              19,827                (1,347)
        Unrealized losses
            on investments                        (1,688)             (237,134)
                                            ------------           -----------
Other comprehensive income (loss)                 18,139              (238,481)
comprehensive
Comprehensive loss                          $(10,811,100)          $(9,282,799)
                                            ============           ===========

The accompanying notes are an integral part of the consolidated financial statements.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Three Months Ended
                                                                                        June 30,
                                                                                2002                2001
                                                                                ----                ----
Cash flows from operating activities:
     Net loss                                                              $(10,829,239)        $ (9,044,318)
     Adjustments to reconcile net loss to net cash used by operations:
        Depreciation  and amortization                                        1,520,406            1,134,733
        Deferred compensation expense                                            34,578               26,517
        Deferred warrant costs                                                   49,421               68,726
        Stock compensation expense                                                    -               11,843
        Changes in operating asset and liability accounts:
             Accounts receivable                                                (93,390)           3,761,502
             Inventory                                                           67,117           (2,648,523)
             Prepaid expenses and other current assets                          (16,047)             143,092
             Accounts payable and accrued expenses                           (7,582,340)            (369,295)
             Deferred revenue - current and long-term                          (808,928)                   -
                                                                           ------------         ------------
     Net cash used by operating activities                                  (17,658,422)          (6,915,723)

Cash flows from investing activities:
        Purchase of property and equipment                                   (4,787,488)         (21,186,865)
        Sale of long-term marketable securities                               7,089,215            6,928,742
        Increase in other assets                                               (390,375)            (597,627)
                                                                           ------------         ------------
     Net cash (used in) provided by investing activities                      1,911,352          (14,855,750)

Cash flows from financing activities:
        Net proceeds from issuance of common stock                              249,930              579,957
                                                                           ------------         ------------
     Net cash provided by financing activities                                  249,930              579,957

Net decrease in cash and cash equivalents                                   (15,497,140)         (21,191,516)

Cash and cash equivalents at beginning of period                             37,170,927           89,063,299
                                                                           ------------         ------------
Cash and cash equivalents at end of period                                 $ 21,673,787         $ 67,871,783
                                                                           ============         ============

Supplemental schedule of cash flow information:
        Noncash issuance of common stock                                   $     34,578         $     38,360


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                       AMERICAN SUPERCONDUCTOR CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.   Nature of the Business:

     American Superconductor Corporation (the "Company"), which was formed on April 9, 1987, is a world leader in developing and manufacturing products using superconducting materials and power electronic converters for electric power applications. The focus of the Company's development and commercialization efforts is on electrical equipment for electric utilities, transmission grid operators, industrial and commercial users of electrical power, and commercial and military ships. For large-scale applications, the Company's development efforts are focused on high temperature superconductor ("HTS") wire for use in power transmission cables, motors, and generators. The Company is also developing and commercializing electric motors and generators based on its HTS wire. For power quality and reliability applications, the Company is focused on proprietary power electronic converters that rapidly switch, control and modulate power. The Company also designs, manufactures, and sells systems based on those power electronic converters for power quality and reliability solutions. The Company operates in three business segments - HTS Wire, Electric Motors and Generators, and Power Electronic Systems.

     The Company currently derives a portion of its revenue from research and development contracts. The Company recorded contract revenue related to research and development contracts of $131,125 and $589,429 for the three months ended June 30, 2002 and 2001, respectively. In addition, the Company recorded prototype development contract revenues of $2,271,611 and $863,707, which are included under "Revenues - Product sales and prototype development contracts", on two U.S. Navy contracts in the three months ended June 30, 2002, and on three U.S. Navy contracts in the three months ended June 30, 2001, respectively.

     Costs of revenue include research and development and selling, general and administrative expenses that are incurred in the performance of these development contracts.

     Research and development and selling, general and administrative expenses included as costs of revenue were as follows:

                                                      Three Months Ended
                                                           June 30,
                                                      2002          2001
                                                      ----          ----

     Research and development expenses             $2,087,747    $1,223,907
     Selling, general and administrative
     expenses                                      $  308,745    $  439,801

                       AMERICAN SUPERCONDUCTOR CORPORATION

2.   Basis of Presentation:

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosure normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended June 30, 2002 and 2001 and the financial position at June 30, 2002.

     The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2002 which are contained in the Company's Annual Report on Form 10-K covering the year ended March 31, 2002

     Effective April 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," and ceased amortizing the goodwill recorded as a result of the acquisition of substantially all of the assets of Integrated Electronics, LLC ("IE") on June 1, 2000. The Company reviews its goodwill and other long-term assets at least annually or when events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. If the carrying amount of the net tangible and intangible assets in a given reporting unit exceed the reporting unit's fair value, a detailed impairment loss analysis would be performed to calculate the amount of impairment, if any, as prescribed by SFAS 142.

     Certain prior year amounts have been reclassified to be consistent with the current year presentation.

3.   Net Loss Per Common Share:

     The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which requires presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes dilution and is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares include the dilutive effect of stock options. For the three months ended June 30, 2002 and 2001, common equivalent shares of 4,817,851 and 2,551,748 were not included in the calculation of diluted EPS as their effect was antidilutive.

                       AMERICAN SUPERCONDUCTOR CORPORATION

4.   Inventories:

     Inventories at June 30, 2002 and March 31, 2002 consisted of the following:

                                              June 30, 2002      March 31, 2002
                                              -------------      --------------

     Raw materials                            $   1,894,210      $    1,545,327

     Work-in-progress                             9,327,803          10,046,359

     Finished goods                               1,923,701           1,621,145
                                              -------------      --------------

                                              $  13,145,714      $   13,212,831

5.   Cost-Sharing Agreements:

     The Company received funding under a government cost-sharing agreement of $103,321 and $119,219 for the three months ended June 30, 2002 and 2001, respectively. This funding was used to directly offset research and development and selling, general and administrative expenses.

6.   Restructuring and other charges:

     In the fourth quarter of fiscal 2002, the Company announced two events which resulted in a combined fiscal 2002 charge of $13.9 million.

     In March 2002, the Company announced a series of restructuring, consolidation and cost-cutting measures to create a more streamlined and flatter organization aimed at reducing the cost structure of the Company as it drives to commercialize its technologies and products. The Company incurred an aggregate charge of $9.9 million of restructuring and other charges, of which $3.5 million was inventory-related and was classified as "Costs of revenue - product sales and prototype development contracts" and $0.7 million was related to an allowance for doubtful accounts reserve and was classified as "Selling, general, and administrative" expense. The remaining $5.7 million was shown as "Restructuring costs" on the fiscal 2002 Consolidated Statements of Operations.

     In addition, the Company announced a new agreement with Pirelli in February 2002 in which the Company acquired the right to sell its HTS wire to other cable manufacturers in addition to Pirelli at a cost of $4.0 million.

     The restructuring charges and other charges recorded in the fourth quarter of fiscal 2002 and their corresponding June 30, 2002 status are summarized below:

                       AMERICAN SUPERCONDUCTOR CORPORATION

                                              Total
                                    Restructuring &                 Cash               Other       Balance as of
                                      other charges             Payments         Adjustments       June 30, 2002
                                      -------------             --------         -----------       -------------
Workforce Reduction                       1,548,897            1,263,983                 ---             284,914
Consolidation of facilities,
fixed asset write-offs,
& other charges                           4,117,161                  ---           2,980,165           1,136,996
Inventory Write-down                      3,464,275                  ---           1,791,259           1,673,016
Allowance for Doubtful
Accounts                                    727,028                  ---             727,028                 ---
Pirelli License                           4,009,890            2,289,390           1,375,000             345,500
                                         ----------            ---------           ---------           ---------
                                         13,867,251            3,553,373           6,873,452           3,440,426

     The Company currently anticipates payments for the restructuring activities and other charges to be completed within fiscal 2003 except for certain long-term contractual obligations.

7.   Business Segment Information:

     The Company has three reportable business segments as defined by SFAS 131--HTS Wire, Electric Motors and Generators, and Power Electronic Systems.

     The HTS Wire business segment develops and sells HTS wire. The focus of this segment's current development, manufacturing and sales efforts is on HTS wire for power transmission cables, motors and generators.

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

     The operating results for the three business segments are as follows:

                                                 Three Months Ended
                                                      June 30,
                                                2002           2001
                                                ----           ----

     Revenues
     --------

     HTS Wire                                $  217,633     $  762,915

     Electric Motors and Generators           1,535,849        863,707

     Power Electronic Systems                 1,106,491         32,187
                                             ----------     ----------

        Total                                $2,859,973     $1,658,809
                                             ==========     ==========

                       AMERICAN SUPERCONDUCTOR CORPORATION

                                                      Three Months Ended
                                                           June 30,
                                                    2002             2001
                                                    ----             ----
Operating Loss

   HTS Wire                                    $ (6,979,978)   $ (5,118,702)

   Electric Motors and Generators                (1,762,721)     (1,998,812)

   Power Electronic Systems                      (2,108,006)     (3,572,560)

   Unallocated Corporate Expenses                  (329,520)       (382,092)
                                               ------------    ------------

        Total                                  $(11,180,225)   $(11,072,166)
                                               ============    ============

     The assets for the three business segments (plus Corporate Cash) are as follows:

                                               June 30, 2002   March 31, 2002
                                               -------------   --------------

   HTS Wire                                    $105,058,888    $102,010,166

   Electric Motors and Generators                 5,786,115       6,424,532

   Power Electronic Systems                      22,469,915      21,160,616

   Corporate cash and marketable securities      45,611,567      68,199,610
                                               ------------    ------------

   Total                                       $178,926,485    $197,794,924
                                               ============    ============

     The accounting policies of the business segments are the same as those for the consolidated company, except that certain corporate expenses which we do not believe are specifically attributable or allocable to any of the three business segments have been excluded from the segment operating losses.

8.   New Accounting Pronouncements:

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business". SFAS 144 became effective for financial statements issued for fiscal years beginning after December 15, 2001, and thus became effective for the Company

                       AMERICAN SUPERCONDUCTOR CORPORATION
     on April 1, 2002. The adoption of SFAS 144 had no impact on the Company's financial statements and related disclosures.

     In November 2001, the Emerging Issues Task Force (EITF), a committee of the FASB, reached a consensus on EITF Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products ("EITF 01-9"). EITF 01-9 presumes that consideration, including equity instruments, from a vendor to a customer or reseller of the vendor's products is a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established. EITF 01-9 was applicable for the Company as of April 1, 2002. The adoption of EITF Issue 01-9 had no impact on the Company's financial statements and related disclosures.

     During January 2002, the EITF reached consensus on EITF Issue 01-14, Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred ("EITF 01-14"). The EITF concluded in EITF 01-14 that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement with the offsetting costs recorded as costs of revenue. Out-of-pocket expenses generally include, but are not limited to, expenses related to airfare, mileage, hotel stays, out-of-town meals, photocopies, and telecommunications and facsimile charges. EITF 01-14 was applicable for the Company as of April 1, 2002. The adoption of EITF 01-14 had no impact on the Company's financial statements and related disclosures.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company does not expect the adoption of SFAS 146 to have a material impact on its financial position or results of operations.

                       AMERICAN SUPERCONDUCTOR CORPORATION

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                        THREE MONTHS ENDED JUNE 30, 2002

American Superconductor Corporation was founded in 1987. We are focused on developing, manufacturing and selling products using two core technologies: high temperature superconductor ("HTS") wires and power electronic converters for electric power applications. We also assemble superconductor wires and power electronic converters into fully-integrated products, such as superconductor magnetic energy storage ("SMES") systems and ship propulsion motors, which we sell or plan to sell to end users.

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

     Our accounting policies that involve the most significant judgments and estimates are as follows:

     . Revenue recognition;
     . Allowance for doubtful accounts;
     . Valuation of long-lived and intangible assets and goodwill; . Inventory accounting;
     . Deferred tax assets; and
     . Acquisition accounting.

Revenue recognition. For certain arrangements, such as contracts to perform research and development and prototype development contracts, we record revenues using the percentage of completion method, measured by the relationship of costs incurred to total estimated contract costs. We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Since many contracts extend over a long period of time, revisions in cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to performance in prior periods in the current period. Recognized revenues and profit or loss are subject to revisions as the contract progresses to completion. Revisions in profit or loss estimates are charged to income in the period in which the facts that give rise to the revision become known.

     We recognize revenue from product sales upon shipment, installation or acceptance, where applicable, provided persuasive evidence of an arrangement exists, delivery has occurred,

                       AMERICAN SUPERCONDUCTOR CORPORATION

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                        THREE MONTHS ENDED JUNE 30, 2002

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

Long-lived assets. We assess the impairment of identifiable intangibles, long-lived assets and goodwill at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

     . Significant underperformance relative to expected historical or projected future operating results;
     . Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and
     .  Significant negative industry or economic trends.

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

Inventory accounting. We write down inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of the inventory and the estimated realizable value based upon assumptions of future demand and market conditions. If actual market conditions are less favorable than those projected, additional inventory write-downs may be required.

Deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we consider future taxable income and tax planning strategies in assessing the need for the valuation allowance, if management were to determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to

                       AMERICAN SUPERCONDUCTOR CORPORATION

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                        THREE MONTHS ENDED JUNE 30, 2002

realize all or part of any deferred tax assets in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made.

Acquisition accounting. In June 2000, we acquired substantially all of the assets of Integrated Electronics, LLC ("IE"). The IE acquisition was accounted for under the purchase method of accounting. Goodwill of $1,329,282 represented the excess of the purchase price of $1,833,125 over the fair value of the acquired assets of $503,843 at June 1, 2000. The fair value of the assets acquired were accounts receivable of $52,278, inventory of $259,980 and fixed assets of $191,585. Significant judgments and estimates were involved in determining the fair market value of assets acquired and their useful lives. Different assumptions could yield materially different results.


Restructuring

In March 2002, we announced a series of restructuring, consolidation and cost-cutting measures to create a more streamlined and flatter organization aimed at reducing our cost structure as we drive to commercialize our technologies and products. The restructuring resulted in the elimination of 99 full-time employees across all business functions at our Massachusetts and Wisconsin locations. Our Power Quality and Reliability business unit, based in Middleton, WI, and our Power Electronics business unit, based in New Berlin, WI, were combined into a new business unit called Power Electronic Systems. This change leveraged personnel with similar skills in the two business units and significantly reduced the cost structure. As part of the restructuring, we also announced that we will outsource our future requirements for low temperature superconductor (LTS) magnets used in our SMES systems and as a result discontinued operations in one of our two buildings in Middleton, WI comprising approximately 27,000 square feet. Cash payments related to the workforce reduction were substantially completed in the first quarter of fiscal 2003. Exit costs related to the leased facility will be incurred over the 19-month period ending December 31, 2003. Anticipated cost savings as a result of this restructuring are estimated to be approximately $9.0 million during the fiscal year ending March 31, 2003.


Results of Operations

Total revenues during the three months ended June 30, 2002 were $2,860,000, compared to $1,659,000 for the same period a year earlier. Revenues for the first quarter of fiscal year 2003 increased by $1,201,000 compared to the same prior-year period. The increase in revenue resulted from significantly higher prototype development contract revenues in two of our three business units - Power Electronic Systems and Electric Motors and Generators. Power Electronic Systems revenues, which include SMES systems, services and power electronic converters, were $1,106,000 in the current quarter, compared to $32,000 during the first quarter of last year, an increase of $1,074,000. This increase was driven by work performed on a U.S.

                       AMERICAN SUPERCONDUCTOR CORPORATION

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                        THREE MONTHS ENDED JUNE 30, 2002

Navy prototype development contract relating to the Power Electronics Building Blocks program.

Revenues in the Electric Motors and Generators business unit were $1,536,000 in the first quarter of fiscal 2003, compared to $864,000 for the first quarter in fiscal 2002, an increase of $672,000 as a result of higher prototype development contract revenue with the U.S. Navy relating to work performed on a 5-megawatt HTS ship propulsion motor.

These increases in revenues were partially offset by lower HTS Wire business unit revenues, which declined to $218,000 in the first quarter of fiscal 2003, compared to $763,000 in the first quarter of fiscal 2002, as a result of lower contract revenues, primarily with Pirelli Energy Cables and Systems. Pirelli provided us with $500,000 of research and development funding in the first quarter of fiscal 2002, and no funding in the first quarter of fiscal 2003, as a result of the discontinuance of its funding commitment as part of a new agreement reached with Pirelli in February 2002 that allows us to sell our HTS wire to other cable manufacturers in addition to Pirelli.

For the three months ended June 30, 2002, we recorded approximately $103,000 in funding under a government cost-sharing agreement with the U.S. Air Force. For the three months ended June 30, 2001, we recorded approximately $119,000 of funding under this agreement. We anticipate that a portion of our funding in the future will continue to come from cost-sharing agreements as we continue to develop joint programs with government agencies. Funding from government cost-sharing agreements is recorded as an offset to research and development and selling, general and administrative expenses, as required by government contract accounting guidelines, rather than as revenues.

Total costs and expenses for the quarter ended June 30, 2002 were $14,040,000 compared to $12,731,000 for the same period last year. "Costs of revenue - product sales and prototype development contracts" increased due to the higher level of prototype development contract revenue with the U.S. Navy in both the Electric Motors and Generators and Power Electronic Systems business units. It also increased by $896,000 as a result of increased costs (including building depreciation) related to our occupancy of the new Devens, Massachusetts manufacturing plant and initial test production runs of multifilamentary composite wire in that facility. "Costs of revenue - contract revenue" declined proportionally with the lower level of contract revenue.

Adjusted research and development ("R&D") expenses, which include amounts classified as costs of revenue and amounts offset by cost sharing funding, increased to $8,358,000 in the three months ended June 30, 2002 from $8,020,000 for the same period of the prior year. This increase was primarily due to higher research and development spending, both internally and externally funded, in the Electric Motors and Generators business unit. This increase was partially offset by reduced R&D spending in the HTS Wire and Power Electronic Systems business units, as a result of the reduction in force implemented in our March 2002 restructuring program. A portion of the R&D expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as R&D expenses). Additionally, a portion of

                       AMERICAN SUPERCONDUCTOR CORPORATION

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                        THREE MONTHS ENDED JUNE 30, 2002

R&D expenses was offset by cost sharing funding. Net R&D expenses (exclusive of amounts classified as costs of revenues and amounts offset by cost sharing funding) decreased to $6,217,000 in the three months ended June 30, 2002 from $6,735,000 for the same period last year.

Our R&D expenditures are summarized as follows:

                                                   Three Months Ended June 30,

                                                     2002             2001
                                                     ----             ----
R&D expenses per Consolidated
Statements of Operations ........................ $6,217,000       $6,735,000
R&D expenditures on development
contracts classified as Costs of
revenue .........................................  2,088,000        1,224,000
R&D expenditures offset by cost
sharing funding .................................     53,000           61,000
                                                  ----------       ----------

Adjusted R&D expenses ........................... $8,358,000       $8,020,000
                                                  ==========       ==========

Adjusted selling, general and administrative ("SG&A") expenses, which include amounts classified as costs of revenue and amounts offset by cost sharing funding, decreased to $3,823,000 for the three months ended June 30, 2002, compared to $4,212,000 for the same period a year earlier. This decrease was primarily due to the reductions in force implemented as part of our March 2002 restructuring program. A portion of the SG&A expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as SG&A expenses). Additionally, a portion of SG&A expenses was offset by cost sharing funding. Net SG&A expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost sharing funding) was $3,464,000 in the three months ended June 30, 2002 compared to $3,715,000 for the same period last year.

Our SG&A expenditures are summarized as follows:

                                                   Three Months Ended June 30,

                                                     2002             2001
                                                     ----             ----
SG&A expenses per Consolidated
Statements of Operations ........................ $3,464,000       $3,715,000
SG&A expenditures on development contracts
classified as Costs of
revenue .........................................    309,000          440,000
SG&A expenditures offset by cost
sharing funding .................................     50,000           57,000
                                                  ----------       ----------
Adjusted SG&A expenses .......................... $3,823,000       $4,212,000
                                                  ==========       ==========

                       AMERICAN SUPERCONDUCTOR CORPORATION

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                        THREE MONTHS ENDED JUNE 30, 2002

Interest income was $371,000 in the quarter ended June 30, 2002, compared to $1,817,000 for the same period in the previous year. The decrease in interest income reflects the lower cash balances available for investment as a result of cash being used to fund our operations and to purchase property, plant and equipment, as well as lower interest rates available on our investments. Other income (expense), net was ($20,000) in the first quarter of fiscal 2003, reflecting taxes on investment income, compared to $211,000 in the prior-year quarter, reflecting investment gains from the sale of long-term marketable securities, partially offset by taxes on investment income.

We expect to continue to incur operating losses until the end of the fiscal year ending March 31, 2005 as we continue to devote significant financial resources to our research and development activities and commercialization efforts.

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


Liquidity and Capital Resources

At June 30, 2002, we had cash, cash equivalents and long-term marketable securities of $45,612,000 compared to $68,200,000 at March 31, 2002. The principal uses of cash during the three months ended June 30, 2002 were $17,658,000 for the funding of our operations (including $7,582,000 to reduce our fiscal 2002 year-end accounts payable liabilities resulting from equipment purchases and restructuring and other one-time charges incurred during the fourth quarter of fiscal 2002), and $4,787,000 for the acquisition of equipment, primarily for our new HTS manufacturing facility in Devens, Massachusetts.

Goodwill of $1,108,000 at June 30, 2002 represents the excess of the purchase price paid for the acquisition of substantially all of the assets of Integrated Electronics, LLC ("IE") on June 1, 2000, over the fair value of IE's assets, less amortization taken between June 1, 2000 and March 31, 2001. Effective April 1, 2001 we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and ceased amortizing the goodwill acquired in the IE purchase.

                       AMERICAN SUPERCONDUCTOR CORPORATION

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                        THREE MONTHS ENDED JUNE 30, 2002

The possibility exists that we may pursue acquisition and joint venture opportunities in the future that may affect liquidity and capital resource requirements.

We have potential funding commitments (excluding amounts included in accounts receivable) of approximately $10,891,000 to be received after June 30, 2002 from government and commercial customers, compared to $11,020,000 at March 31, 2002. However, these current funding commitments, including $7,694,000 on U.S. government contracts, are subject to certain cancellation provisions. Of the current commitment amount of $10,891,000, approximately 83% is potentially collectable within the next 12 months.

We believe, based upon our current business plan, that our existing capital resources will be sufficient to fund our operations until the end of fiscal 2005, at which time we expect to reach corporate-wide profitability. However, we may need additional funds sooner than anticipated if our performance deviates significantly from our current business plan, if there are significant changes in competitive or other market factors, or if unforeseen circumstances arise. There can be no assurance that such funds, whether from equity or debt financing, development contracts or other sources, will be available, or available under terms acceptable to us.

To date, inflation has not had a material impact on our financial results.


New Accounting Pronouncements

See Note 8 of the Notes to the Interim Consolidated Financial Statements for a discussion of new accounting pronouncements.


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

                       AMERICAN SUPERCONDUCTOR CORPORATION

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                        THREE MONTHS ENDED JUNE 30, 2002

     We have been principally engaged in research and development activities. We have incurred net losses in each year since our inception. Our net loss for fiscal 2000, fiscal 2001, fiscal 2002, and the first three months of fiscal 2003 was $17,598,000, $21,676,000, $56,985,000, and $10,829,000 respectively. Our accumulated deficit as of June 30, 2002 was $196,306,000. We expect to continue to incur operating losses until the end of fiscal 2005 and there can be no assurance that we will ever achieve profitability.

     We believe, based upon our current business plan, that our existing capital resources will be sufficient to fund our operations until the end of fiscal 2005. However, we may need additional funds sooner than anticipated if our performance deviates significantly from our current business plan, if there are significant changes in competitive or other market factors, or if unforeseen circumstances arise. Such funds, whether from equity or debt financing, development contracts or other sources, may not be available, or may not be available under terms acceptable to us.

There are a number of technological challenges that must be successfully addressed before our superconductor products can gain widespread commercial acceptance.

     Many of our products are in the early stages of commercialization and testing, while others are still under development. We do not believe any company has yet successfully developed and commercialized significant quantities of HTS wire or wire products. There are a number of technological challenges that we must successfully address to complete our development and commercialization efforts. For example, we face engineering challenges in producing HTS wire in longer lengths and commercial quantities. We also believe that several years of further development in the cable and motor industries will be necessary before a substantial number of additional commercial applications for our HTS wire in these industries can be developed and proven. We may also need to improve the quality of our HTS wire to expand the number of commercial applications for it. We may be unable to meet such technological challenges. Delays in development, as a result of technological challenges or other factors, may result in the introduction or commercial acceptance of our products later than anticipated.

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

                      AMERICAN SUPERCONDUCTOR CORPORATION

           Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                        THREE MONTHS ENDED JUNE 30, 2002

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

     We may decide to enter into arrangements with third parties for the marketing or distribution of our products, including arrangements in which our products, such as HTS wire, are included as a component of a larger product, such as a motor. For example, we have a marketing and sales alliance with GE Industrial Systems giving GE the exclusive right to offer our Distributed-SMES

                       AMERICAN SUPERCONDUCTOR CORPORATION

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                        THREE MONTHS ENDED JUNE 30, 2002

(D-SMES) and D-VAR product lines in the United States to utilities and the right to sell industrial Power Quality-SMES (PQ-SMES) systems to certain of GE's global industrial accounts. By entering into marketing and sales alliances, the financial benefits to us of commercializing our products are dependent on the efforts of others. We may not be able to enter into marketing or distribution arrangements with third parties on financially acceptable terms, and third parties may not be successful in selling our products or applications incorporating our products.

Our products face intense competition both from superconductor products developed by others and from traditional, non-superconductor products and alternative technologies.

     As we begin to market and sell our superconductor products, we will face intense competition both from competitors in the superconductor field and from vendors of traditional products and new technologies. There are many companies in the United States, Europe, Japan and China engaged in the development of HTS products, including Sumitomo Electric Industries, 3M, Intermagnetics General, Nordic Superconductor Technologies, and Innova. The superconductor industry is characterized by rapidly changing and advancing technology. Our future success will depend in large part upon our ability to keep pace with advancing HTS and LTS technology and developing industry standards. Our SMES products and integrated power electronic products, such as D-VAR(TM), compete with a variety of non-superconductor products such as dynamic voltage restorers ("DVRs"), static VAR compensators ("SVCs"), static compensators ("STATCOMS"), flywheels, power electronic converters and battery-based power supply systems. Competition for our PowerModules(TM) includes products from Ecostar, Inverpower, Satcon, Semikron and Trace. The HTS motor and generator products that we are developing face competition from copper wire-based motors and generators, and from permanent magnet motors that are being developed. Research efforts and technological advances made by others in the superconductor field or in other areas with applications to the power quality and reliability markets may render our development efforts obsolete. Many of our competitors have substantially greater financial resources, research and development, manufacturing and marketing capabilities than we have. In addition, as the HTS wire, HTS electric motors and generators, and power electronic systems markets develop, other large industrial companies may enter those fields and compete with us.

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

                       AMERICAN SUPERCONDUCTOR CORPORATION

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                        THREE MONTHS ENDED JUNE 30, 2002

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk through financial instruments, such as investments in marketable securities, is not material.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                                     PART II

                                OTHER INFORMATION

Item 1.     Legal Proceedings
            Not Applicable

Item 2.     Changes in Securities and Use of Proceeds
            Not Applicable

Item 3.     Defaults Upon Senior Securities
            Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders
            Not Applicable

Item 5.     Other Information
            Not Applicable

Item 6.     Exhibits and Reports on Form 8-K

            Exhibit No.

            10.26    Second Amended and Restated 1997 Director Stock
                     Option Plan

            99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            $$ - Management or compensatory plan or arrangement

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       AMERICAN SUPERCONDUCTOR CORPORATION

August 14, 2002                             /s/ Gregory J. Yurek
___________________________________         ____________________________________
Date                                        Gregory J. Yurek
                                            Chairman of the Board, President and
                                            Chief Executive Officer




August 14, 2002                             /s/ Thomas M. Rosa
___________________________________         ____________________________________
Date                                        Thomas M. Rosa
                                            Chief Accounting Officer, Corporate
                                            Controller and Assistant Secretary