Form 10-Q
period 2002-09-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2002-11-15
CIK 880807

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   ----------

For The Quarter Ended: September 30, 2002         Commission File Number 0-19672
                       ------------------


                       American Superconductor Corporation
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                  04-2959321
------------------------------          ----------------------------------------
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

                             YES  X    NO
                                -----    -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                 21,184,170
--------------------------------------   ---------------------------------------
                Class                      Outstanding as of November 12, 2002

                       AMERICAN SUPERCONDUCTOR CORPORATION

                                      INDEX

                                                                                  Page No.
                                                                                  --------
Part I - Financial Information

  Item 1.     Financial Statements

     Consolidated Balance Sheets
         September 30, 2002 and March 31, 2002                                        3

     Consolidated Statements of Operations
         for the three months ended
         September 30, 2002 and 2001 and the                                          4
         six months ended September 30, 2002 and 2001

     Consolidated Statements of Comprehensive Loss
         for the three months ended
         September 30, 2002 and 2001 and the                                          5
         six months ended September 30, 2002 and 2001

     Consolidated Statements of Cash Flows
         for the six months ended
         September 30, 2002 and 2001                                                  6

     Notes to Interim Consolidated Financial Statements                             7-14

  Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations                        15-28

  Item 3.     Quantitative and Qualitative Disclosures About Market Risks            29

  Item 4.     Controls and Procedures                                                29

Part II - Other Information

  Item 1. Legal Proceedings                                                          30
  Item 2. Changes in Securities and Use of Proceeds                                  30
  Item 3. Defaults Upon Senior Securities                                            30
  Item 4. Submission of Matters to a Vote of Security Holders                        30
  Item 5. Other Information                                                          31
  Item 6. Exhibits and Reports on Form 8-K                                           31

Signatures and Certifications                                                       32-34

Exhibit:  99.1                                                                       35

Part I.  Financial Information

  Item 1.  Financial Statements

AMERICAN SUPERCONDUCTOR CORPORATION
Consolidated Balance Sheets

                                                                   September 30,           March 31,
                                                                       2002                  2002
                                                               ---------------------  -------------------

                            ASSETS

Current assets:
  Cash and cash equivalents                                             $10,877,070          $37,170,927
  Accounts receivable                                                     7,301,107            7,583,505
  Inventory                                                              13,159,244           13,212,831
  Prepaid expenses and other current assets                                 857,691              708,079
                                                               ---------------------  -------------------

   Total current assets                                                  32,195,112           58,675,342

Property, plant and equipment:
  Land                                                                    4,044,611            4,244,611
  Construction in progress - building and equipment                      22,452,153           79,685,813
  Building                                                               51,157,910                  ---
  Equipment                                                              37,294,380           24,939,124
  Furniture and fixtures                                                  3,835,452            3,833,016
  Leasehold improvements                                                  6,243,110            6,226,267
                                                               ---------------------  -------------------

                                                                        125,027,616          118,928,831
Less: accumulated depreciation                                         (24,090,033)          (21,209,230)
                                                               ---------------------  -------------------

Property, plant and equipment, net                                      100,937,583           97,719,601

Long-term marketable securities                                          24,154,190           31,028,683
Long-term inventory                                                       3,787,000            3,787,000
Goodwill                                                                  1,107,735            1,107,735
Other assets                                                              5,406,224            5,476,563
                                                               ---------------------  -------------------

Total assets                                                           $167,587,844         $197,794,924
                                                               =====================  ===================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                 $11,752,406          $20,784,931
   Deferred revenue                                                         222,815            1,056,806
                                                               ---------------------  -------------------

   Total current liabilities                                             11,975,221           21,841,737

Long-term deferred revenue                                                3,787,000            3,787,000

Commitments

Stockholders' equity:
  Common stock, $.01 par value
    Authorized shares-50,000,000; issued and outstanding
    - 20,588,234 and 20,497,514 at September 30, 2002 and
     March 31, 2002, respectively                                           205,882              204,975
 Additional paid-in capital                                             358,602,772          357,781,718
 Deferred compensation                                                     (442,483)            (318,199)
 Deferred contract costs                                                    (48,969)            (121,167)
 Accumulated other comprehensive income                                      36,868               95,641
 Accumulated deficit                                                   (206,528,447)        (185,476,781)
                                                             -----------------------  -------------------
Total stockholders' equity                                              151,825,623          172,166,187
                                                             -----------------------  -------------------

Total liabilities and stockholders' equity                             $167,587,844         $197,794,924
                                                             =======================  ===================





    The accompanying notes are an integral part of the consolidated financial statements.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Three Months Ended                  Six Months Ended
                                                                      September 30,                       September 30,
                                                                 2002               2001             2002              2001
                                                              ---------------    --------------   --------------    --------------
Revenues:
    Contract revenue                                                $158,252          $704,671         $289,377        $1,294,100
    Product sales and prototype development contracts              4,321,303         2,552,028        7,050,151         3,621,408
                                                              ---------------    --------------   --------------    --------------

           Total revenues                                          4,479,555         3,256,699        7,339,528         4,915,508

Costs and expenses:
    Costs of revenue-contract revenue                                209,697           696,940          337,815         1,282,835
    Costs of revenue-product sales and prototype
       development contracts                                       5,869,878         2,682,453       10,100,700         4,378,135
    Research and development                                       5,609,542         6,724,289       11,826,877        13,459,124
    Selling, general and administrative                            3,292,129         3,626,385        6,756,052         7,340,948
                                                              ---------------    --------------   --------------    --------------

           Total costs and expenses                               14,981,246        13,730,067       29,021,444        26,461,042

Operating loss                                                   (10,501,691)      (10,473,368)     (21,681,916)      (21,545,534)
Interest income                                                      255,415         1,356,146          626,221         3,173,072
Other income (expense), net                                           23,849             1,008            4,029           211,930
                                                              ---------------    --------------   --------------    --------------

Net loss                                                        $(10,222,427)      $(9,116,214)    $(21,051,666)     $(18,160,532)
                                                              ===============    ==============   ==============    ==============
Net loss per common share
    Basic and Diluted                                                 $(0.50)           $(0.45)          $(1.02)           $(0.89)
                                                              ===============    ==============   ==============    ==============

Weighted average number of common shares outstanding
    Basic and Diluted                                             20,571,386        20,375,836       20,553,379        20,353,930
                                                              ===============    ==============   ==============    ==============

   The accompanying notes are an integral part of the consolidated financial statements.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                             Three Months Ended                       Six Months Ended
                                                               September 30,                            September 30,
                                                          2002                2001                2002                 2001
                                                    -----------------    ----------------   ------------------   -----------------

Net loss                                               $(10,222,427)        $(9,116,214)        $(21,051,666)       $(18,160,532)

Other comprehensive income (loss)
      Foreign currency translation                           (1,303)             14,388               18,524              13,041
      Unrealized gain (loss)
           on investments                                   (75,609)             60,520              (77,297)           (176,614)
                                                    -----------------    ----------------   ------------------   -----------------
Other comprehensive income (loss)                           (76,912)             74,908              (58,773)           (163,573)

Comprehensive loss                                     $(10,299,339)        $(9,041,306)        $(21,110,439)       $(18,324,105)
                                                    =================    ================   ==================   =================


   The accompanying notes are an integral part of the consolidated financial statements.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Six Months Ended
                                                                                     September 30,

                                                                                 2002            2001
                                                                                 ----            ----
Cash flows from operating activities:
     Net loss                                                                $(21,051,666)    $(18,160,532)
     Adjustments to reconcile net loss to net cash used by operations:
        Depreciation and amortization                                           3,369,450        2,479,210
        Deferred compensation expense                                              69,156           53,034
        Deferred warrant costs                                                     98,842          137,452
        Stock compensation expense                                                  7,189           11,843
        Changes in operating asset and liability accounts :
               Accounts receivable                                                282,398        3,185,772
               Inventory                                                           53,587       (3,722,780)
               Prepaid expenses and other current assets                         (131,088)           3,813
               Accounts payable and accrued expenses                           (9,032,525)         213,238
               Deferred revenue - current and long-term                          (833,991)         243,452
                                                                            --------------   --------------
       Net cash used by operating activities                                  (27,168,648)     (15,555,498)

Cash flows from investing activities:
           Purchase of property and equipment                                  (6,098,785)     (38,042,752)
           Purchase of long-term marketable securities                           (770,000)             ---
           Sale of long-term marketable securities                              7,567,196       26,272,888
           Increase in other assets                                              (418,308)        (736,540)
                                                                            --------------   --------------
       Net cash (used in) provided by investing activities                        280,103      (12,506,404)

Cash flows from financing activities:
           Net proceeds from issuance of common stock                             594,688          696,012
                                                                            --------------   --------------
       Net cash provided by financing activities                                  594,688          696,012

Net decrease in cash and cash equivalents                                     (26,293,857)     (27,365,890)

Cash and cash equivalents at beginning of period                               37,170,927       89,063,299
                                                                            --------------   --------------
Cash and cash equivalents at end of period                                    $10,877,070      $61,697,409
                                                                            ==============   ==============
Supplemental schedule of cash flow information:
           Noncash issuance of common stock                                  $    421,845     $     64,877





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

     The Company currently derives a portion of its revenue from research and development contracts. The Company recorded contract revenue related to research and development contracts of $158,252 and $704,671 for the three months ended September 30, 2002 and 2001, respectively. For the six months ended September 30, 2002 and 2001, contract revenue was $289,377 and $1,294,100, respectively. In addition, the Company recorded prototype development contract revenues on U.S. Navy contracts of $2,044,730 and $975,031, which are included under "Revenues - Product sales and prototype development contracts", in the three months ended September 30, 2002, and 2001, respectively. For the six months ended September 30, 2002 and 2001, prototype development contract revenue on U.S. Navy contracts was $4,316,341 and $1,838,738, respectively.

     Costs of revenue include research and development and selling, general and administrative expenses that are incurred in the performance of these development contracts.

     Research and development and selling, general and administrative expenses included as costs of revenue were as follows:

                                                   Three Months Ended         Six Months Ended
                                                      September 30,             September 30,
                                                    2002         2001        2002         2001
                                                    ----         ----        ----         ----
Research and development expenses               $2,441,988   $1,689,252   $4,529,735  $2,913,159
Selling, general and administrative expenses      $342,791     $448,070     $651,536    $887,871

                       AMERICAN SUPERCONDUCTOR CORPORATION

2.   Basis of Presentation:

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosure normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended September 30, 2002 and 2001 and the financial position at September 30, 2002.

     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2002 which are contained in the Company's Annual Report on Form 10-K covering the year ended March 31, 2002.

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

3.   Net Loss Per Common Share:

     The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which requires presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes dilution and is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. Common equivalent shares include the dilutive effect of stock options and warrants. For the three months ended September 30, 2002 and 2001, common equivalent shares of 4,969,150 and 2,622,421 were not included in the calculation of diluted EPS as their effect was antidilutive. For the six months ended September 30, 2002 and 2001, common equivalent shares of 4,865,047 and 2,819,430 were not included for the calculation of diluted EPS as their effect was antidilutive.

                       AMERICAN SUPERCONDUCTOR CORPORATION

4.   Accounts Receivable:

     Accounts receivable at September 30, 2002 and March 31, 2002 consisted of the following:

                                                  September 30, 2002      March 31, 2002
                                                  ------------------      --------------
     Accounts Receivable (billed)                        $ 3,199,742         $ 3,076,361

     Accounts Receivable (unbilled)                        4,221,753           4,549,144

     Less: Allowance for Doubtful Accounts                  (120,388)            (42,000)
                                                          ----------          ----------
     Net Accounts Receivable                             $ 7,301,107         $ 7,583,505
                                                          ==========          ==========

5.   Inventories:

     Inventories at September 30, 2002 and March 31, 2002 consisted of the following:


                                                  September 30, 2002      March 31, 2002
                                                  ------------------      --------------
     Raw materials                                       $ 2,326,849         $ 1,545,327
     Work-in-progress                                      9,422,144          10,046,359
     Finished goods                                        1,410,251           1,621,145
                                                         -----------         -----------
                                                         $13,159,244         $13,212,831

6.   Long-term Inventory and Deferred Revenue:

     Long-term inventory of $3,787,000 represents SMES units that have been ordered and delivered to one of our customers, Wisconsin Public Service Corporation ("WPS"). As the sale of these units is subject to certain return and buyback provisions which expire from 2002 to 2009, the Company has deferred recognition of the revenue related to this sale until the buyback provisions lapse. Long-term deferred revenue of $3,787,000 represents the payment received related to this transaction.

                       AMERICAN SUPERCONDUCTOR CORPORATION

     The buyback provisions, which are subject to a minimum 6-month written notice requirement, begin to lapse on December 31, 2002, until which time WPS has the right to return all the units for the full purchase price of $3,787,000. On December 31 of each year after 2002, WPS has the right, subject to a minimum 6-month notice requirement, to sell the units back to the Company at a reduced price. Between January 1, 2003 and the next annual buyback date of December 31, 2003, the repurchase price for the units will be $3,250,000 and that price is further reduced by approximately 12% per year through December 31, 2009.

     The Company will record $537,000 of revenue and an equal amount of cost of revenue in the quarter ending December 31, 2002, as the buyback price transitions from $3,787,000 to $3,250,000. The Company will also record a $537,000 reduction in long-term inventory and long-term deferred revenue at that time.

     WPS has not advised of their intention to sell these units back to the Company on December 31, 2002 and the Company does not expect the return of these units, which are installed on WPS's Northern Transmission Loop.

7.   Cost-Sharing Agreements:

     The Company received funding under a government cost-sharing agreement of $153,647 and $200,023 for the three months ended September 30, 2002 and 2001, respectively. For the six months ended September 30, 2002 and 2001, government cost sharing funding was $256,968 and $319,242, respectively. This funding was used to directly offset research and development and selling, general and administrative expenses.

8.   Restructuring and other charges:

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

     In addition, the Company announced an agreement with Pirelli in February 2002 in which the Company acquired the right to sell its HTS wire to other cable manufacturers in addition to Pirelli at a cost of $4.0 million.

                       AMERICAN SUPERCONDUCTOR CORPORATION

     The restructuring charges and other charges recorded in the fourth quarter of fiscal 2002 and their corresponding September 30, 2002 status are summarized below:


                                              Total
                                    Restructuring &                 Cash               Other          Balance as of
                                      other charges             Payments         Adjustments     September 30, 2002
                                      -------------             --------         -----------     ------------------
Workforce Reduction                     $ 1,548,897           $1,407,588                 ---            $   141,309
Consolidation of facilities,
fixed asset write-offs,
& other charges                           4,117,161              250,441          $2,881,476                985,244
Inventory Write-down                      3,464,275                  ---           1,881,813              1,582,462
Allowance for Doubtful
Accounts                                    727,028                  ---             727,028                    ---
Pirelli License                           4,009,890            2,289,390           1,720,500                    ---
                                         ----------            ---------           ---------              ---------
                                        $13,867,251           $3,947,419          $7,210,817             $2,709,015

     The Company currently anticipates payments for the restructuring activities and other charges to be completed within fiscal 2003 except for certain long-term contractual obligations. Of the remaining balance of $2,709,015, $1,126,553 is expected to be paid out in cash.

9.   Business Segment Information:

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

     The operating results for the three business segments are as follows:

                                               Three Months Ended            Six Months Ended
                                                 September 30,                 September 30,
                                              2002           2001           2002          2001
                                              ----           ----           ----          ----
     Revenues
     --------
     HTS Wire                              $  374,354      $1,207,598    $  591,987    $1,970,513

     Electric Motors and Generators         1,604,295         975,031     3,140,144     1,838,738

     Power Electronic Systems               2,500,906       1,074,070     3,607,397     1,106,257
                                           ----------      ----------    ----------    ----------

        Total                              $4,479,555      $3,256,699    $7,339,528    $4,915,508
                                           ==========      ==========    ==========    ==========

                       AMERICAN SUPERCONDUCTOR CORPORATION



                                                 Three Months Ended                Six Months Ended
                                                    September 30,                    September 30,
                                               2002              2001             2002           2001
                                               ----             -----             ----           ----
   Operating Loss
   --------------
   HTS Wire                               $ (6,705,307)     $ (4,998,601)    $(13,685,285)    (10,117,303)
   Electric Motors and Generators           (1,950,279)       (1,962,821)      (3,713,000)     (3,961,633)
   Power Electronic Systems                 (1,380,787)       (2,888,797)      (3,488,793)     (6,461,357)
   Unallocated Corporate Expenses             (465,318)         (623,149)        (794,838)     (1,005,241)
                                          -------------     -------------    -------------   -------------
        Total                             $(10,501,691)     $(10,473,368)    $(21,681,916)   $(21,545,534)
                                          =============     =============    =============   =============


     The assets for the three business segments (plus Corporate Cash) are as follows:

                                             September 30, 2002  March 31, 2002
                                             ------------------  --------------
   HTS Wire                                      $105,442,739     $102,010,166
   Electric Motors and Generators                   4,397,661        6,424,532
   Power Electronic Systems                        22,716,184       21,160,616
   Corporate cash and marketable securities        35,031,260       68,199,610
                                                 ------------     ------------
   Total                                         $167,587,844     $197,794,924
                                                 ============     ============


     The accounting policies of the business segments are the same as those for the consolidated company, except that certain corporate expenses which we do not believe are specifically attributable or allocable to any of the three business segments have been excluded from the segment operating losses.

10.  New Accounting Pronouncements:

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

                       AMERICAN SUPERCONDUCTOR CORPORATION

11.  Subsequent Events:

     On October 31, 2002, the Company acquired substantially all of the assets of Nordic Superconductor Technologies A/S (NST), a subsidiary of Denmark's NKT Holding A/S. The Company did not assume any debt or other liabilities in the transaction. NST had developed and marketed HTS wire to customers in Europe, Asia, and North America. Under the terms of the agreement, NKT received 546,000 shares of the Company's Common Stock valued at approximately $2,100,000. NKT has agreed to hold these shares for at least two years.

                       AMERICAN SUPERCONDUCTOR CORPORATION

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                      SIX MONTHS ENDED SEPTEMBER 30, 2002

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

     Our accounting policies that involve the most significant judgments and estimates are as follows:

     .    Revenue recognition;
     .    Long-term inventory and deferred revenue;
     .    Allowance for doubtful accounts;
     .    Valuation of long-lived assets;
     .    Inventory accounting;
     .    Deferred tax assets; and
     .    Acquisition accounting.

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

                       AMERICAN SUPERCONDUCTOR CORPORATION

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                      SIX MONTHS ENDED SEPTEMBER 30, 2002

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

Long-term inventory and deferred revenue. Long-term inventory of $3,787,000 represents SMES units that have been ordered and delivered to one of our customers, Wisconsin Public Service Corporation ("WPS"). As the sale of these units is subject to certain return and buyback provisions which expire from 2002 to 2009, we have deferred recognition of the revenue related to this sale until the buyback provisions lapse. Long-term deferred revenue of $3,787,000 represents the payment received related to this transaction. The buyback provisions, which are subject to a minimum 6-month written notice requirement, begin to lapse on December 31, 2002, until which time WPS has the right to return all the units for the full purchase price of $3,787,000. On December 31 of each year after 2002, WPS has the right, subject to a minimum 6-month notice requirement, to sell the units back to us at a reduced price. Between January 1, 2003 and the next annual buyback date of December 31, 2003, the repurchase price for the units will be $3,250,000 and that price is further reduced by approximately 12% per year through December 31, 2009. We will record $537,000 of revenue and an equal amount of cost of revenue in the quarter ending December 31, 2002, as the buyback price transitions from $3,787,000 to $3,250,000. We will also record a $537,000 reduction in long-term inventory and long-term deferred revenue at that time. WPS has not advised of their intention to sell these units back to us on December 31, 2002 and we do not expect the return of these units, which are installed on WPS's Northern Transmission Loop.

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

                       AMERICAN SUPERCONDUCTOR CORPORATION

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                      SIX MONTHS ENDED SEPTEMBER 30, 2002

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

Deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we consider future taxable income and tax planning strategies in assessing the need for the valuation allowance, if management were to determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of any deferred tax assets in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made.

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

                       AMERICAN SUPERCONDUCTOR CORPORATION

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                      SIX MONTHS ENDED SEPTEMBER 30, 2002

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

Results of Operations

Total revenues during the three months ended September 30, 2002 were $4,480,000, a 38% increase compared to the $3,257,000 of revenue recorded for the same period a year earlier. For the six months ended September 30, 2002, revenues were $7,340,000, a 49% increase over the $4,916,000 of revenue recorded in the comparable period of the prior year. These increases in revenue of $1,223,000 and $2,424,000 for the three and six month periods ended September 30, 2002, respectively, compared to the prior-year periods, resulted from an increase in system shipments in our Power Electronic Systems business unit and significantly higher prototype development contract revenues in two of our three business units--Power Electronic Systems and Electric Motors and Generators.

Power Electronic Systems revenues, which include SMES systems, services power electronic converters, and prototype development contracts, were $2,501,000 in the second quarter of fiscal 2003, compared to $1,074,000 in the second quarter of fiscal 2002, an increase of $1,427,000 due primarily to two system shipments occurring in the quarter ended September 30, 2002 compared to one system shipment in the prior-year quarter. For the six months ended September 30, 2002, revenues in Power Electronic Systems were $3,607,000 compared to $1,106,000 in the same period of fiscal 2002, an increase of $2,501,000 over prior year. Power Electronic Systems revenues for the six months ended September 30, 2002 consisted primarily of two system shipments worth $1,928,000 and $1,176,000 of prototype development revenue for work performed on a U.S. Navy contract relating to the Power Electronics Building Blocks program. We expect sales of power electronics systems will continue to increase over the remainder of the fiscal year.

Revenues in the Electric Motors and Generators business unit were $1,604,000 in the second quarter of fiscal 2003, compared to $975,000 for the first quarter in fiscal 2002, an increase of $629,000. For the six months ended September 30, 2002, revenues in Electric Motors and Generators were $3,140,000 compared to $1,839,000 in the comparable period of the prior year, an increase of $1,301,000. The increases in revenue in the three and six month periods ended September 30, 2002 were the result of higher prototype development contract revenue with the U.S. Navy relating to work performed on a 5-megawatt HTS ship propulsion motor. We have

                       AMERICAN SUPERCONDUCTOR CORPORATION

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                      SIX MONTHS ENDED SEPTEMBER 30, 2002

$2,669,000 of backlog on the existing Navy motor program as of September 30, 2002 and we expect additional contracts from the U.S. Navy for HTS ship propulsion motors and generators during the rest of this year and over the next four years.

These increases in revenues were partially offset by lower HTS Wire business unit revenues, which declined to $374,000 in the second quarter of fiscal 2003, compared to $1,208,000 in the second quarter of fiscal 2002 a decrease of $834,000. For the six months ended September 30, 2002, revenues in HTS Wire were $592,000 compared to $1,971,000 in the comparable period of the prior year, a decrease of $1,379,000, primarily as a result of lower contract revenues, mainly with Pirelli Energy Cables and Systems. Pirelli provided us with $1,000,000 of research and development funding in the first six months of fiscal 2002, and no funding in the first six months of fiscal 2003, as a result of the discontinuance of its funding commitment as part of an agreement reached with Pirelli in February 2002 that allows us to sell our HTS wire to other cable manufacturers in addition to Pirelli.

For the three months ended September 30, 2002, we recorded approximately $154,000 in funding under a government cost-sharing agreement with the U.S. Air Force. For the three months ended September 30, 2001, we recorded approximately $200,000 of funding under this agreement. For the six months ended September 30, 2002, funding under this government cost-sharing agreement was $257,000, compared to $319,000 for the comparable period of fiscal 2002. We anticipate that a portion of our funding in the future will continue to come from cost-sharing agreements as we continue to develop joint programs with government agencies. We received a new $2,000,000 cost-sharing contract from the Department of Commerce's Advanced Technology Program (ATP) at the end of September for continued development of second generation HTS wire. Work on the ATP program will begin in the quarter ending December 31, 2002. Funding from government cost-sharing agreements is recorded as an offset to research and development and selling, general and administrative expenses, as required by government contract accounting guidelines, rather than as revenues.

Total costs and expenses for the quarter ended September 30, 2002 were $14,981,000 compared to $13,730,000 for the same period last year. For the six months ended September 30, 2002, total costs and expenses were $29,021,000, compared to $26,461,000 for the same period last year. "Costs of revenue - product sales and prototype development contracts" increased due to the higher level of prototype development contract revenue with the U.S. Navy in both the Electric Motors and Generators and Power Electronic Systems business units. It also increased by $1,521,000 and $2,417,000 for the three and six month periods ended September 30, 2002, respectively, as a result of increased costs (including building and equipment depreciation) related to the HTS Wire business unit's occupancy of the Devens, Massachusetts manufacturing plant and initial test production runs of multifilamentary composite wire in that facility. Finally, "Costs of revenue - product sales and prototype development contracts" increased due to the higher level of product sales in the Power Electronic Systems business unit. "Costs of revenue - contract revenue" declined proportionally with the lower level of contract revenue, particularly with regards to Pirelli.

                       AMERICAN SUPERCONDUCTOR CORPORATION

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                      SIX MONTHS ENDED SEPTEMBER 30, 2002

Adjusted research and development ("R&D") expenses, which include amounts classified as costs of revenue and amounts offset by cost sharing funding, decreased to $8,131,000 in the three months ended September 30, 2002 from $8,517,000 for the same period last year. For the six-month periods ended September 30, 2002 and 2001, adjusted R&D expenses were $16,489,000 and $16,537,000, respectively. These small decreases were primarily the result of reduced R&D spending in the HTS Wire and Power Electronic Systems business units, relating to the reduction in force implemented as part of our March 2002 restructuring. The decreases in R&D spending was partially offset by higher R&D spending, both internally and externally funded, in the Electric Motors and Generators business unit. A portion of the R&D expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as R&D expenses). These amounts increased significantly in fiscal 2003 compared to fiscal 2002 as a result of the higher level of funded prototype development contract work in HTS Wire and Power Electronic Systems. Additionally, a portion of R&D expenses was offset by cost sharing funding. Net R&D expenses (exclusive of amounts classified as costs of revenues and amounts offset by cost sharing funding) decreased to $5,610,000 in the three months ended September 30, 2002 from $6,724,000 for the same period last year. For the six months ended September 30, 2002 and 2001, these amounts were $11,827,000 and $13,459,000, respectively.

Our R&D expenditures are summarized as follows:

                                                           Three Months Ended                 Six Months Ended
                                                              September 30,                     September 30,
                                                          2002             2001            2002               2001
                                                          ----             ----            ----               ----
R&D expenses per Consolidated
 Statements of Operations ...........................  $5,610,000       $6,724,000      $11,827,000       $13,459,000
R&D expenditures classified as
 Costs of revenue ...................................   2,442,000        1,690,000        4,530,000         2,913,000
R&D expenditures offset by cost
 sharing funding ....................................      79,000          103,000          132,000           165,000
                                                       ----------       ----------      -----------       -----------
Adjusted R&D expenses ...............................  $8,131,000       $8,517,000      $16,489,000       $16,537,000
                                                       ==========       ==========      ===========       ===========

Adjusted selling, general and administrative ("SG&A") expenses, which include amounts classified as costs of revenue and amounts offset by cost sharing funding, decreased to $3,709,000 for the three months ended September 30, 2002, compared to $4,171,000 for the same period last year. For the six-month periods ended September 30, 2002 and 2001, adjusted SG&A expenses were $7,532,000 and $8,383,000, respectively. These decreases were primarily the result of the reductions in force implemented as part of our March 2002 restructuring program, partially offset by a non-recurring $200,000 write-off of a land option at Devens that was not renewed in the second quarter of fiscal 2003. A portion of the SG&A expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as SG&A expenses). Additionally, a portion of SG&A expenses was offset by cost sharing funding. Net SG&A expenses (exclusive of amounts classified as costs of revenue and amounts

                       AMERICAN SUPERCONDUCTOR CORPORATION

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                      SIX MONTHS ENDED SEPTEMBER 30, 2002

offset by cost sharing funding) decreased to $3,292,000 in the three months ended September 30, 2002 from $3,626,000 for the same period last year. For the six months ended September 30, 2002 and 2001, these amounts were $6,756,000 and $7,341,000, respectively.

Our SG&A expenditures are summarized as follows:

                                               Three Months Ended               Six Months Ended
                                                  September 30,                   September 30,
                                              2002           2001             2002           2001
                                              ----           ----             ----           ----
SG&A expenses per Consolidated
 Statements of Operations ..............   $3,292,000     $3,626,000       $6,756,000    $7,341,000
SG&A expenditures classified as
 Costs of revenue ......................      342,000        448,000          651,000       888,000
SG&A expenditures offset by cost
 sharing funding .......................       75,000         97,000          125,000       154,000
                                           ----------     ----------       ----------    ----------
Adjusted SG&A expenses .................   $3,709,000     $4,171,000       $7,532,000    $8,383,000
                                           ==========     ==========       ==========    ==========

Interest income was $255,000 in the quarter ended September 30, 2002, compared to $1,356,000 for the same period in the prior year. For the six months ended September 30, 2002 and 2001, these amounts were $626,000 and $3,173,000, respectively. These decreases in interest income reflect the lower cash balances available for investment as a result of cash being used to fund our operations and to purchase property, plant and equipment, as well as lower interest rates available on our investments. Other income (expense), net in the six months ended September 30, 2002 was $4,000, compared to $212,000 in the prior-year period, which reflected investment gains from the sale of long-term marketable securities, partially offset by taxes on investment income.

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

                       AMERICAN SUPERCONDUCTOR CORPORATION

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                      SIX MONTHS ENDED SEPTEMBER 30, 2002

Liquidity and Capital Resources

At September 30, 2002, we had cash, cash equivalents and long-term marketable securities of $35,031,000 compared to $68,200,000 at March 31, 2002. The principal uses of cash during the six months ended September 30, 2002 were $27,169,000 for the funding of our operations (including $9,033,000 to reduce our fiscal 2002 year-end accounts payable liabilities resulting from equipment purchases and restructuring and other charges incurred during the fourth quarter of fiscal 2002), and $6,099,000 for the acquisition of equipment, primarily for our HTS manufacturing facility in Devens, Massachusetts.

Cash, cash equivalents, and long-term marketable securities declined by $10,581,000 in the three months ended September 30, 2002 from $45,612,000 to $35,031,000. Cash was used to fund net losses of $8,282,000 (excluding depreciation and other non-cash items of $1,940,000) and to fund higher operating capital of $1,228,000 and new capital expenditures of $1,311,000. Cash use in the second quarter of fiscal 2003 was reduced by $12,007,000 or 53% from the previous quarter ended June 30, 2002, primarily as a result of reduced level of investment in operating capital and capital expenditures as shown in the following table:

---------------------------------------------------------------------------------------------------------
Cash (Use)/generation                 3 months ended          3 months ended        6 months ended
                                      September 30, 2002      June 30, 2002         September 30, 2002
---------------------------------------------------------------------------------------------------------
Net loss excluding non-cash items     $ (8,282,000)           $  (9,225,000)        $ (17,507,000)
---------------------------------------------------------------------------------------------------------
Operating capital funding:
---------------------------------------------------------------------------------------------------------
   Receivables                        $    376,000            $     (94,000)        $     282,000
---------------------------------------------------------------------------------------------------------
   Inventory                          $    (14,000)           $      68,000         $      54,000
---------------------------------------------------------------------------------------------------------
   Payables/accrued liabilities       $ (1,450,000)           $  (7,583,000)        $  (9,033,000)
---------------------------------------------------------------------------------------------------------
Deferred revenue/Other operating
capital                               $   (140,000)           $    (825,000)        $    (965,000)
---------------------------------------------------------------------------------------------------------
Subtotal - increase in operating      $ (1,228,000)           $  (8,434,000)        $  (9,662,000)
capital
---------------------------------------------------------------------------------------------------------
Net Cash Used by Operating            $ (9,510,000)           $ (17,659,000)        $ (27,169,000)
Activities
---------------------------------------------------------------------------------------------------------
Capital Expenditures                  $ (1,311,000)           $  (4,788,000)        $  (6,099,000)
---------------------------------------------------------------------------------------------------------
 Other Assets/Liabilities             $    240,000            $    (141,000)        $      99,000
---------------------------------------------------------------------------------------------------------
 Total Cash (Use)                     $(10,581,000)           $ (22,588,000)        $ (33,169,000)
---------------------------------------------------------------------------------------------------------

                       AMERICAN SUPERCONDUCTOR CORPORATION

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                      SIX MONTHS ENDED SEPTEMBER 30, 2002

For the quarter, operating capital funding requirements were used primarily to pay accounts payable and accrued liabilities which had increased at the end of last fiscal year as a result of large capital expenditures in the new Devens HTS wire manufacturing plant and restructuring costs. During the quarter, the investment in receivables declined by $376,000.

We expect to continue to make progress in reducing our rate of cash usage over the next six months via a further decline in receivables and inventory, primarily in our Power Electronics Systems business unit, where we expect to close additional orders and recognize revenue, thereby converting existing inventory into cash.

Due to scheduled billing requirements specified under certain contracts, a portion of our accounts receivable balance is unbilled. As of September 30, 2002, $4,222,000, or approximately 58%, of our receivable balance of $7,301,000, was unbilled. Included in unbilled accounts receivable is $2,624,000 due from one customer related to their joint marketing of power quality and reliability products with us. We expect to invoice most of these unbilled amounts during the next six months as work is completed on these contracts.

Goodwill of $1,108,000 at September 30, 2002 represents the excess of the purchase price paid for the acquisition of substantially all of the assets of Integrated Electronics, LLC ("IE") on June 1, 2000, over the fair value of IE's assets, less amortization taken between June 1, 2000 and March 31, 2001. Effective April 1, 2001 we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and ceased amortizing the goodwill acquired in the IE purchase.

The possibility exists that we may pursue acquisition and joint venture opportunities in the future that may affect liquidity and capital resource requirements.

We have potential funding commitments (excluding amounts included in accounts receivable) of approximately $8,715,000 to be received after September 30, 2002 from government and commercial customers, compared to $11,020,000 at March 31, 2002. However, these current funding commitments, including $7,483,000 on U.S. government contracts, are subject to certain cancellation provisions. Of the current commitment amount of $8,715,000, approximately 74% is potentially collectable within the next 12 months.

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

                       AMERICAN SUPERCONDUCTOR CORPORATION

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                      SIX MONTHS ENDED SEPTEMBER 30, 2002

New Accounting Pronouncements

See Note 10 of the Notes to the Interim Consolidated Financial Statements for a discussion of new accounting pronouncements.

                            FUTURE OPERATING RESULTS

Various statements included herein, as well as other statements made from time to time by our representatives, which relate to future matters (including but not limited to statements concerning our future commercial success, revenues and available cash) constitute forward looking statements and are made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. There are a number of important factors which could cause our actual results of operations and financial condition in the future to vary from that indicated in such forward looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information set forth below.

We have a history of operating losses and we expect to continue to incur losses in the future.

     We have been principally engaged in research and development activities. We have incurred net losses in each year since our inception. Our net loss for fiscal 2000, fiscal 2001, fiscal 2002, and the first six months of fiscal 2003 was $17,598,000, $21,676,000, $56,985,000, and $21,052,000 respectively. Our accumulated deficit as of September 30, 2002 was $206,528,000. We expect to continue to incur operating losses until the end of fiscal 2005 and there can be no assurance that we will ever achieve profitability.

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

     Many of our products are in the early stages of commercialization and testing, while others are still under development. We do not believe any company has yet successfully developed and commercialized significant quantities of HTS wire or wire products. There are a number of

                       AMERICAN SUPERCONDUCTOR CORPORATION

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                      SIX MONTHS ENDED SEPTEMBER 30, 2002

technological challenges that we must successfully address to complete our development and commercialization efforts. For example, we face engineering challenges in producing HTS wire in longer lengths and commercial quantities. We also believe that several years of further development in the cable and motor industries will be necessary before a substantial number of additional commercial applications for our HTS wire in these industries can be developed and proven. We may also need to improve the performance and or reduce the cost of our HTS wire to expand the number of commercial applications for it. We may be unable to meet such technological challenges. Delays in development, as a result of technological challenges or other factors, may result in the introduction or commercial acceptance of our products later than anticipated.

The commercial uses of superconductor products are very limited today, and a widespread commercial market for our products may not develop.

     To date, there has been no widespread commercial use of HTS products. Commercial acceptance of low temperature superconductor (LTS) products, other than for medical magnetic resonance imaging and superconductor magnetic energy storage products, has been significantly limited by the cooling requirements of LTS materials. Even if the technological hurdles currently limiting commercial uses of HTS and LTS products are overcome, it is uncertain whether a robust commercial market for those new and unproven products will ever develop. It is possible that the market demands we currently anticipate for our HTS and LTS products will not develop and that superconductor products will never achieve widespread commercial acceptance.

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

                       AMERICAN SUPERCONDUCTOR CORPORATION

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                      SIX MONTHS ENDED SEPTEMBER 30, 2002

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

     As we begin to market and sell our superconductor products, we will face intense competition both from competitors in the superconductor field and from vendors of traditional products and new technologies. There are many companies in the United States, Europe, Japan and China engaged in the development of HTS products, including Sumitomo Electric Industries, 3M, Intermagnetics General, Vacuumschmelze, Fujikura, Furukawa Electric, and Innova. The superconductor industry is characterized by rapidly changing and advancing technology. Our future success will depend in large part upon our ability to keep pace with advancing HTS and LTS technology and developing industry standards. Our SMES products and integrated power

                       AMERICAN SUPERCONDUCTOR CORPORATION

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                      SIX MONTHS ENDED SEPTEMBER 30, 2002

electronic products, such as D-VAR(TM), compete with a variety of non-superconductor products such as dynamic voltage restorers ("DVRs"), static VAR compensators ("SVCs"), static compensators ("STATCOMS"), flywheels, power electronic converters and battery-based power supply systems. Competition for our PowerModules(TM) includes products from Ecostar, Inverpower, Satcon, Semikron and Trace. The HTS motor and generator products that we are developing face competition from copper wire-based motors and generators, and from permanent magnet motors that are being developed. Research efforts and technological advances made by others in the superconductor field or in other areas with applications to the power quality and reliability markets may render our development efforts obsolete. Many of our competitors have substantially greater financial resources, research and development, manufacturing and marketing capabilities than we have. In addition, as the HTS wire, HTS electric motors and generators, and power electronic systems markets develop, other large industrial companies may enter those fields and compete with us.

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

     .    any patents issued may be challenged by third parties; and

                       AMERICAN SUPERCONDUCTOR CORPORATION

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                      SIX MONTHS ENDED SEPTEMBER 30, 2002

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

Item 4.  Controls and Procedures

     a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

     b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                                     PART II

                                OTHER INFORMATION

                                -----------------

Item 1.     Legal Proceedings
            Not Applicable

Item 2.     Changes in Securities and Use of Proceeds
            Not Applicable

Item 3.     Defaults Upon Senior Securities
            Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders
            At the Company's Annual Meeting of Stockholders held on July 26, 2002, the following proposals were adopted by the vote specified below.

-----------------------------------------------------------------------------------------------------------------
                                                     Withheld Authority
                                                     To
Proposal                            Votes For        Vote For Nominee
-----------------------------------------------------------------------------------------------------------------
1. Election of Directors
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
  Gregory J. Yurek                  16,349,842            800,977
-----------------------------------------------------------------------------------------------------------------
  Albert J Baciocco, Jr.            16,286,294            864,525
-----------------------------------------------------------------------------------------------------------------
  Frank Borman                      16,348,992            801,827
-----------------------------------------------------------------------------------------------------------------
  Clayton M. Christensen            16,349,992            800,827
-----------------------------------------------------------------------------------------------------------------
  Peter O. Crisp                    16,349,992            800,827
-----------------------------------------------------------------------------------------------------------------
  Richard Drouin                    16,349,992            800,827
-----------------------------------------------------------------------------------------------------------------
  Gerard Menjon                     16,286,294            864,525
-----------------------------------------------------------------------------------------------------------------
  Andrew G.C. Sage, II              16,286,294            864,525
-----------------------------------------------------------------------------------------------------------------
  John B. Vander Sande              16,286,194            864,625
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
                                                                                                  Broker
                                    Votes For         Votes Against            Abstentions       Non-Votes
-----------------------------------------------------------------------------------------------------------------
2. Approval of amendments to
Amended and Restated 1997
Director Plan:                      15,593,810          1,369,604                187,405          None
------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
                                                                                                  Broker
                                    Votes For         Votes Against            Abstentions       Non-Votes
-----------------------------------------------------------------------------------------------------------------
3. Ratification of independent
auditors:                           16,839,092            259,843                 51,884          None
-----------------------------------------------------------------------------------------------------------------

                       AMERICAN SUPERCONDUCTOR CORPORATION

                                     PART II

                          OTHER INFORMATION (Continued)

Please see the Company's Proxy Statement filed with the SEC on June 25, 2002 in connection with this Annual Meeting for a description of the matters voted upon.

Item 5.    Other Information

           Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

           Exhibit No.

           99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       AMERICAN SUPERCONDUCTOR CORPORATION

November 13, 2002                /s/ Gregory J. Yurek
-------------------------        ----------------------------------------
Date                             Gregory J. Yurek
                                 Chairman of the Board, President and
                                 Chief Executive Officer





November 13, 2002                /s/ Thomas M. Rosa
-------------------------        ----------------------------------------
Date                             Thomas M. Rosa
                                 Chief Accounting Officer, Corporate
                                 Controller and Assistant Secretary

                                 CERTIFICATIONS

I, Gregory J. Yurek, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Superconductor Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    /s/ Gregory J. Yurek
                                    ----------------------------
Dated: November 13, 2002            Gregory J. Yurek
                                    Chief Executive Officer

                                 CERTIFICATIONS

I, Stanley D. Piekos, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of American Superconductor Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                       /s/ Stanley D. Piekos
                                       ----------------------------
Dated: November 13, 2002               Stanley D. Piekos
                                       Chief Financial Officer