Form 10-Q
period 2002-12-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2003-02-13
CIK 880807

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                  ------------

For The Quarter Ended: December 31, 2002          Commission File Number 0-19672
                       -----------------


                       American Superconductor Corporation
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                       04-2959321
---------------------------------------            -----------------------------
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

                                YES  X   NO____
                                   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                    21,184,170
--------------------------------------       -----------------------------------
                 Class                       Outstanding as of February 12, 2003

                       AMERICAN SUPERCONDUCTOR CORPORATION

                                      INDEX

                                      -----

                                                                                                        Page No.
                                                                                                        --------
Part I - Financial Information

  Item 1.   Financial Statements

     Consolidated Balance Sheets
         December 31, 2002 and March 31, 2002                                                               3

     Consolidated Statements of Operations
         for the three months ended
         December 31, 2002 and 2001 and the                                                                 4
         nine months ended December 31, 2002 and 2001

     Consolidated Statements of Comprehensive Loss
         for the three months ended
         December 31, 2002 and 2001 and the                                                                 5
         nine months ended December 31, 2002 and 2001

     Consolidated Statements of Cash Flows
         for the nine months ended
         December 31, 2002 and 2001                                                                         6

     Notes to Interim Consolidated Financial Statements                                                   7-14

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                                                15-28

  Item 3.   Quantitative and Qualitative Disclosures About Market Risks                                     29

  Item 4.   Controls and Procedures                                                                         29

Part II - Other Information
  Item 1. Legal Proceedings                                                                                 30
  Item 2. Changes in Securities and Use of Proceeds                                                         30
  Item 3. Defaults Upon Senior Securities                                                                   30
  Item 4. Submission of Matters to a Vote of Security Holders                                               30
  Item 5. Other Information                                                                                 30
  Item 6. Exhibits and Reports on Form 8-K                                                                  30

Signatures and Certifications                                                                            31-33

Exhibit: 99.1                                                                                               34

Part I.  Financial Information

      Item 1.  Financial Statements

AMERICAN SUPERCONDUCTOR CORPORATION
Consolidated Balance Sheets

                                                                      December 31,           March 31,
                                                                         2002                  2002
                                                                  -------------------   ------------------

                            ASSETS
Current assets:
      Cash and cash equivalents                                          $ 15,570,602        $  37,170,927
      Accounts receivable                                                   5,819,512            7,583,505
      Inventory                                                            13,729,715           13,212,831
      Prepaid expenses and other current assets                             1,078,423              708,079
                                                                  -------------------   ------------------

          Total current assets                                             36,198,252           58,675,342

Property, plant and equipment:
      Land                                                                  4,021,611            4,244,611
      Construction in progress - building and equipment                    17,230,566           79,685,813
      Building                                                             51,069,773                    -
      Equipment                                                            44,823,697           24,939,124
      Furniture and fixtures                                                3,944,497            3,833,016
      Leasehold improvements                                                6,246,444            6,226,267
                                                                  -------------------   ------------------

                                                                          127,336,588          118,928,831
Less: accumulated depreciation                                            (26,042,746)         (21,209,230)
                                                                  -------------------   ------------------

Property, plant and equipment, net                                        101,293,842           97,719,601

Long-term marketable securities                                             8,141,412           31,028,683
Long-term inventory                                                         3,250,000            3,787,000
Goodwill                                                                    1,107,735            1,107,735
Other assets                                                                5,489,239            5,476,563
                                                                  -------------------   ------------------

Total assets                                                             $155,480,480        $ 197,794,924
                                                                  ===================   ==================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses                              $ 10,458,178        $  20,784,931
      Deferred revenue                                                        273,480            1,056,806
                                                                  -------------------   ------------------

      Total current liabilities                                            10,731,658           21,841,737

Long-term deferred revenue                                                  3,250,000            3,787,000

Commitments

Stockholders' equity:
      Common stock, $.01 par value
          Authorized shares-50,000,000; issued and outstanding
          21,184,170 and 20,497,514 at December 31, 2002 and
             March 31, 2002, respectively                                     211,842              204,975
      Additional paid-in capital                                          360,837,758          357,781,718
      Deferred compensation                                                  (407,906)            (318,199)
      Deferred contract costs                                                 (12,869)            (121,167)
      Accumulated other comprehensive income                                   13,133               95,641
      Accumulated deficit                                                 219,143,136)        (185,476,781)
                                                                  -------------------   ------------------
Total stockholders' equity                                                141,498,822          172,166,187
                                                                  -------------------   ------------------

Total liabilities and stockholders' equity                               $155,480,480        $ 197,794,924
                                                                  ===================   ==================


    The accompanying notes are an integral part of the consolidated financial statements.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     Three Months Ended              Nine Months Ended
                                                                         December 31,                   December 31,
                                                                   2002             2001           2002            2001
                                                               ------------     ------------   ------------    ------------
Revenues:
       Contract revenue                                        $    116,163     $    686,148   $    405,540    $  1,980,248
       Product sales and prototype development contracts          2,635,330        2,846,994      9,685,481       6,468,402
                                                               ------------     ------------   ------------    ------------

           Total revenues                                         2,751,493        3,533,142     10,091,021    $  8,448,650

Costs and expenses:
       Costs of  revenue-contract revenue                            93,439          679,462        431,254       1,962,297
       Costs of revenue-product sales and prototype
           development contracts                                  5,945,594        3,543,088     16,046,294       7,921,223
       Research and development                                   6,021,365        6,833,411     17,848,242      20,292,534
       Selling, general and administrative                        3,496,173        4,022,442     10,252,225      11,363,391
                                                               ------------     ------------   ------------    ------------

           Total costs and expenses                              15,556,571       15,078,403     44,578,015      41,539,445

Operating loss                                                  (12,805,078)     (11,545,261)   (34,486,994)    (33,090,795)
Interest income                                                     193,364          684,427        819,585       3,857,499
Other income (expense), net                                          (2,975)         (23,089)         1,054         188,840
                                                               ------------     ------------   ------------    ------------

Net loss                                                       $(12,614,689)    $(10,883,923)  $(33,666,355)   $(29,044,456)
                                                               ============     ============   ============    ============
Net loss per common share
       Basic and Diluted                                       $      (0.60)    $      (0.53)  $      (1.63)   $      (1.42)
                                                               ============     ============   ============    ============

Weighted average number of common shares outstanding
       Basic and Diluted                                         21,000,191       20,454,652     20,702,858      20,387,626
                                                               ============     ============   ============    ============

    The accompanying notes are an integral part of the consolidated financial statements.

                       AMERICAN SUPERCONDUCTOR CORPORATION
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                             Three Months Ended                       Nine Months Ended
                                                                December 31,                            December 31,
                                                          2002                2001                2002                 2001
                                                    ----------------     ---------------    -----------------    ----------------
Net loss                                            $    (12,614,689)    $   (10,883,923)   $     (33,666,355)   $    (29,044,456)

Other comprehensive income (loss)
      Foreign currency translation                             3,237                (768)              21,761              12,273
      Unrealized gain (loss)
           on investments                                    (26,972)           (248,403)            (104,269)           (425,017)
                                                    ----------------     ---------------    -----------------    ----------------
Other comprehensive income (loss)                            (23,735)           (249,171)             (82,508)           (412,744)

Comprehensive loss                                  $    (12,638,424)    $   (11,133,094)   $     (33,748,863)   $    (29,457,200)
                                                    ================     ===============    =================    ================


   The accompanying notes are an integral part of the consolidated financial statements.

                       AMERICAN SUPERCONDUCTOR CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Nine Months Ended
                                                                                            December 31,

                                                                                      2002                  2001
                                                                                      ----                  ----
Cash flows from operating activities:
       Net loss                                                                 $   (33,666,355)       $  (29,044,456)
       Adjustments to reconcile net loss to net cash used by operations:
           Depreciation and amortization                                              5,648,377             3,803,135
           Deferred compensation expense                                                103,733                79,550
           Deferred warrant costs                                                       148,263               206,178
           Stock compensation expense                                                     7,189                17,580
           Changes in operating asset and liability accounts:
                  Accounts receivable                                                 1,763,993             4,756,380
                  Inventory - current and long-term                                     169,456            (4,241,327)
                  Prepaid expenses and other current assets                            (348,583)             (389,918)
                  Accounts payable and accrued expenses                             (10,326,753)            1,630,709
                  Deferred revenue - current and long-term                           (1,320,326)              247,756
                                                                                ---------------        --------------
       Net cash used by operating activities                                        (37,821,006)          (22,934,413)

Cash flows from investing activities:
           Purchase of property and equipment                                        (6,644,076)          (50,344,596)
           Purchase of long-term marketable securities                                 (770,000)                    -
           Sale of long-term marketable securities                                   23,553,002            37,890,477
           Increase in other assets                                                    (627,537)           (1,308,840)
                                                                                ---------------        --------------
       Net cash (used in) provided by investing activities                           15,511,389           (13,762,959)

Cash flows from financing activities:
           Net proceeds from issuance of common stock                                   709,292             1,369,277
                                                                                ---------------        --------------
       Net cash provided by financing activities                                        709,292             1,369,277

Net decrease in cash and cash equivalents                                           (21,600,325)          (35,328,095)

Cash and cash equivalents at beginning of period                                     37,170,927            89,063,299
                                                                                ---------------        --------------
Cash and cash equivalents at end of period                                      $    15,570,602        $   53,735,204
                                                                                ===============        ==============

Supplemental schedule of cash flow information:
           Noncash issuance of common stock                                     $       456,422        $       97,130

           Noncash purchase of NST Inventory  (See Footnote 2.)                         149,340                     -
           Noncash purchase of NST Property Plant & Equipment                         1,763,680                     -
           Noncash purchase of NST patent assets                                        200,000                     -
                                                                                ---------------
           Noncash issuance of common stock - NKT Holding                       $     2,113,020                     -

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

     The Company currently derives a portion of its revenue from research and development contracts. The Company recorded contract revenue related to research and development contracts of $116,163 and $686,148 for the three months ended December 31, 2002 and 2001, respectively. For the nine months ended December 31, 2002 and 2001, contract revenue was $405,540 and $1,980,248, respectively. In addition, the Company recorded prototype development contract revenues on U.S. Navy contracts of $1,540,552 and $1,425,300, which are included under "Revenues - Product sales and prototype development contracts", in the three months ended December 31, 2002, and 2001, respectively. For the nine months ended December 31, 2002 and 2001, prototype development contract revenue on U.S. Navy contracts was $5,856,893 and $3,264,038, respectively.

     Costs of revenue include research and development and selling, general and administrative expenses that are incurred in the performance of these development contracts.

     Research and development and selling, general and administrative expenses included as costs of revenue were as follows:

                                                          Three Months Ended           Nine Months Ended
                                                             December 31,                 December 31,
                                                           2002        2001             2002        2001
                                                           ----        ----             ----        ----
   Research and development expenses                    $1,996,274  $2,832,160       $6,526,009  $5,745,319
   Selling, general and administrative expenses         $  297,473  $  573,655       $  949,009  $1,461,525

                       AMERICAN SUPERCONDUCTOR CORPORATION

2.   Basis of Presentation:

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosure normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended December 31, 2002 and 2001 and the financial position at December 31, 2002.

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

     On October 31, 2002, the Company acquired from NKT Holding A/S substantially all of the assets of Nordic Superconductor Technologies A/S
     (NST), a subsidiary of NKT Holding, in exchange for 546,000 shares of the Company's common stock valued at $2,113,020. NKT Holding has agreed to hold these shares for at least two years. NST had developed and marketed HTS wire to customers in Europe, Asia, and North America. The Company did not assume any debt or other liabilities in the transaction. No NST employees were retained by the Company. The net cash impact to the Company of this acquisition was essentially zero. The assets acquired were fixed assets valued at $1,763,680, patents valued at $200,000, and inventory valued at $149,340. These asset purchases are excluded from the "Changes in operating asset and liability accounts" and "Cash flows from investing activities" sections in the Consolidated Statements of Cash Flows for the period ended December 31, 2002.

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

                       AMERICAN SUPERCONDUCTOR CORPORATION

3.   Net Loss Per Common Share:

     Basic Earnings Per Share ("EPS") excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes dilution and is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. Common equivalent shares include the dilutive effect of stock options and warrants. For the three months ended December 31, 2002 and 2001, common equivalent shares of 4,970,255 and 3,379,770 were not included in the calculation of diluted EPS as their effect was antidilutive. For the nine months ended December 31, 2002 and 2001, common equivalent shares of 4,857,036 and 2,187,545 were not included for the calculation of diluted EPS as their effect was antidilutive.

4.   Accounts Receivable:

     Accounts receivable at December 31, 2002 and March 31, 2002 consisted of the following:

                                             December 31, 2002    March 31, 2002
                                             -----------------    --------------

     Accounts Receivable (billed)            $       2,108,001    $   3,076,361

     Accounts Receivable (unbilled)          $       3,831,899    $   4,549,144

     Less: Allowance for Doubtful Accounts            (120,388)         (42,000)
                                             -----------------    -------------

     Net Accounts Receivable                         5,819,512        7,583,505
                                             =================    =============

5.   Inventories:

     Inventories at December 31, 2002 and March 31, 2002 consisted of the following:

                                             December 31, 2002    March 31, 2002
                                             -----------------    --------------

     Raw materials                           $       2,741,040    $    1,545,327

     Work-in-progress                                9,421,267        10,046,359

     Finished goods                                  1,567,408         1,621,145
                                             -----------------    --------------

                                             $      13,729,715    $   13,212,831
                                             =================    ==============

                       AMERICAN SUPERCONDUCTOR CORPORATION

6.   Long-term Inventory and Deferred Revenue:

     Long-term inventory of $3,250,000 represents SMES units that were delivered in fiscal 2001 to one of our customers, Wisconsin Public Service Corporation ("WPS") for a total payment of $3,787,000, less $537,000 recorded as revenue in the quarter ended December 31, 2002. As the sale of these units is subject to certain return and buyback provisions which expire from 2002 to 2009, the Company is deferring recognition of the revenue related to the remaining $3,250,00 in sales until the applicable buyback provisions lapse. Long-term deferred revenue of $3,250,000 represents the $3,787,000 cash payment received from WPS related to this transaction, less $537,000 recorded as revenue in the third quarter of fiscal 2003.

     The buyback provisions, which are subject to a minimum 6-month written notice requirement, began to lapse in the quarter ended December 31, 2002, until which time WPS had the right to return all the units for the full purchase price of $3,787,000. On December 31 of each year after 2002, WPS has the right, subject to a minimum 6-month notice requirement, to sell the units back to the Company at a reduced price. Between January 1, 2003 and the next annual buyback date of December 31, 2003, the repurchase price for the units will be $3,250,000 and that price is further reduced by approximately 12% per year through December 31, 2009.

     The Company recorded $537,000 of revenue and an equal amount of cost of revenue in the quarter ended December 31, 2002, as the buyback price transitioned from $3,787,000 to $3,250,000. The Company also recorded a $537,000 reduction in long-term inventory and long-term deferred revenue.

     The Company does not expect the return of these units, which are installed on WPS's Northern Transmission Loop.

7.   Cost-Sharing Agreements:

     The Company received funding under government cost-sharing agreements of $171,068 and $120,349 for the three months ended December 31, 2002 and 2001, respectively. For the nine months ended December 31, 2002 and 2001, government cost sharing funding was $428,036 and $439,591, respectively. Funding from government cost-sharing agreements is recorded as an offset to research and development and selling, general and administrative expenses, as required by government contract accounting guidelines, rather than as revenues.

8.   Restructuring and other charges:

     In the fourth quarter of fiscal 2002 (ended March 31, 2002), the Company announced two events which resulted in a combined fiscal 2002 charge of $13.9 million.

                       AMERICAN SUPERCONDUCTOR CORPORATION

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

     The restructuring charges and other charges recorded in the fourth quarter of fiscal 2002 and their corresponding December 31, 2002 status are summarized below:

                                              Total
                                    Restructuring &                 Cash               Other          Balance as of
                                      other charges             Payments         Adjustments     December  31, 2002
                                      -------------             --------         -----------     ------------------
Workforce Reduction                   $   1,548,897          $ 1,476,024                 ---            $    72,873
Consolidation of facilities,
fixed asset write-offs,
& other charges                           4,117,161              416,501           2,881,004                819,656
Inventory Write-down                      3,464,275                  ---           2,207,237              1,257,038
Allowance for Doubtful
Accounts                                    727,028                  ---             727,028                    ---
Pirelli License                           4,009,890            2,289,390           1,720,500                    ---
                                      -------------          -----------         -----------            -----------
                                      $  13,867,251          $ 4,181,915         $ 7,535,769            $ 2,149,567

     The Company currently anticipates payments for the restructuring activities and other charges to be completed within fiscal 2003 (ending March 31, 2003), except for certain long-term contractual obligations such as facility lease payments through the third quarter of fiscal 2004. Of the remaining balance of $2,149,567, $843,792 is expected to be paid out in cash.

9.   Business Segment Information:

     The Company has three reportable business segments as defined by SFAS 131--HTS Wire, Electric Motors and Generators, and Power Electronic Systems.

     The HTS Wire business segment develops and sells HTS wire. The focus of this segment's current development, manufacturing and sales efforts is on HTS wire for power transmission cables, motors, generators, synchronous condensers and specialty magnets.

                  AMERICAN SUPERCONDUCTOR CORPORATION

     The Electric Motors and Generators business segment is developing and commercializing electric motors, generators, and synchronous condensers based on HTS wire. Its primary focus, for motors and generators, is on ship propulsion. This business introduced a new product, SuperVAR(TM), in January 2003.

     The Power Electronic Systems business segment develops and sells power electronic converters and designs, manufactures and sells integrated systems based on those converters for power quality and reliability solutions and for wind farm applications.

     The operating results for the three business segments are as follows:

                                                    Three Months Ended              Nine Months Ended
                                                       December 31,                    December 31,
                                                   2002           2001              2002          2001
                                                   ----           ----              ----          ----
     Revenues
     --------
     HTS Wire                                   $  480,759     $ 2,014,978      $ 1,072,746   $ 3,985,491

     Electric Motors and Generators              1,090,552       1,425,300        4,230,696     3,264,038

     Power Electronic Systems                    1,180,182          92,864        4,787,579     1,199,121
                                                ----------     -----------      -----------   -----------

        Total                                   $2,751,493     $ 3,533,142      $10,091,021   $ 8,448,650
                                                ==========     ===========      ===========   ===========

                                                    Three Months Ended              Nine Months Ended
                                                       December 31,                    December 31,
                                                   2002           2001              2002          2001
                                                   ----           ----              ----          ----
   Operating Loss
   --------------
   HTS Wire                                     $ (7,603,612)  $ (5,021,884)    $(21,288,898) $(15,139,187)

   Electric Motors and Generators                 (2,244,990)    (1,930,903)      (5,957,990)   (5,892,536)

   Power Electronic Systems                       (2,638,975)    (4,101,327)      (6,127,768)  (10,562,684)

   Unallocated Corporate Expenses                   (317,501)      (491,147)      (1,112,338)   (1,496,388)
                                                ------------   ------------     ------------  ------------

        Total                                   $(12,805,078)  $(11,545,261)    $(34,486,994) $(33,090,795)
                                                ============   ============     ============  ============

     The assets for the three business segments (plus Corporate Cash) are as follows:

                                                 December 31, 2002     March 31, 2002
                                                 -----------------     --------------
   HTS Wire                                        $ 106,316,716       $  102,010,166

   Electric Motors and Generators                      4,382,157            6,424,532

   Power Electronic Systems                           21,069,593           21,160,616

   Corporate cash and marketable securities           23,712,014           68,199,610
                                                   -------------       --------------

   Total                                           $ 155,480,480       $  197,794,924
                                                   =============       ==============

                       AMERICAN SUPERCONDUCTOR CORPORATION

     The accounting policies of the business segments are the same as those for the consolidated company, except that certain corporate expenses which we do not believe are specifically attributable or allocable to any of the three business segments have been excluded from the segment operating losses.

 10. New Accounting Pronouncements:

     In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business". SFAS 144 became effective for financial statements issued for fiscal years beginning after December 15, 2001, and thus became effective for the Company on April 1, 2002. The adoption of SFAS 144 had no impact on the Company's financial statements and related disclosures.

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

                       AMERICAN SUPERCONDUCTOR CORPORATION

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

     On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure ("SFAS 148"). SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions are effective for fiscal years ending after December 15, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. The Company has not yet determined the impact of adopting SFAS 148.

                       AMERICAN SUPERCONDUCTOR CORPORATION

           Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                      NINE MONTHS ENDED DECEMBER 31, 2002

American Superconductor Corporation was founded in 1987. We are focused on developing, manufacturing and selling products using two core technologies: high temperature superconductor ("HTS") wires and power electronic converters for electric power applications. We also assemble superconductor wires and/or power electronic converters into fully-integrated products, such as HTS ship propulsion motors, and dynamic reactive compensation systems, which we sell or plan to sell to end users.

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

                       AMERICAN SUPERCONDUCTOR CORPORATION

           Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                      NINE MONTHS ENDED DECEMBER 31, 2002

remain after products are delivered, revenue is recognized only after such obligations are fulfilled.

Long-term inventory and deferred revenue. Long-term inventory of $3,250,000 represents SMES units that were delivered in fiscal 2001 to one of our customers, Wisconsin Public Service Corporation ("WPS") for a total payment of $3,787,000, less $537,000 recorded as revenue in the quarter ended December 31, 2002. As the sale of these units is subject to certain return and buyback provisions which expire from 2002 to 2009, we are deferring recognition of the revenue related to the remaining $3,250,000 in sales until the applicable buyback provisions lapse. Long-term deferred revenue of $3,250,000 represents the $3,787,000 cash payment received from WPS related to this transaction, less $537,000 recorded as revenue in the third quarter of fiscal 2003. The buyback provisions, which are subject to a minimum 6-month written notice requirement, began to lapse in the quarter ended December 31, 2002, until which time WPS had the right to return all the units for the full purchase price of $3,787,000. On December 31 of each year after 2002, WPS has the right, subject to a minimum 6-month notice requirement, to sell the units back to us at a reduced price. Between January 1, 2003 and the next annual buyback date of December 31, 2003, the repurchase price for the units will be $3,250,000 and that price is further reduced by approximately 12% per year through December 31, 2009. We recorded $537,000 of revenue and an equal amount of cost of revenue in the quarter ended December 31, 2002, as the buyback price transitioned from $3,787,000 to $3,250,000. We also recorded a $537,000 reduction in long-term inventory and long-term deferred revenue. We do not expect the return of these units, which are installed on WPS's Northern Transmission Loop.

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

Long-lived assets. We assess the impairment of identifiable intangibles, long-lived assets and goodwill at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

     . Significant underperformance relative to expected historical or projected future operating results;
     . Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
     . Significant negative industry or economic trends; and . Significant advances in our technologies that require changes in our manufacturing process

When we determine that the carrying value of intangibles, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of potential impairment, we assess whether an impairment has occurred based on whether net book value of

                       AMERICAN SUPERCONDUCTOR CORPORATION

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                       NINE MONTHS ENDED DECEMBER 31, 2002

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

Inventory accounting. We write down inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of the inventory and the estimated realizable value based upon assumptions of future demand and market conditions. If actual market conditions are less favorable than those projected, additional inventory write-downs may be required. At this point, we believe we are adequately reserved for any potential excess inventory or inventory obsolescence. Approximately $9.1 million or 66% of our inventory as of December 31, 2002, was in our Power Electronics Systems business, which announced the addition of a new product, D-VAR, during the first quarter of fiscal year 2003. The D-VAR unit does not contain a superconducting magnetic energy storage device like our other integrated power electronic solutions. We presently have approximately $3 million of inventory related to superconducting magnetic energy storage devices which we will monitor closely for estimated realizable value as we assess future sales demand in this business unit.

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

Acquisition accounting. In June 2000, we acquired in a business combination substantially all of the assets of Integrated Electronics, LLC ("IE"), as well as IE's employees and facility lease. The IE acquisition was accounted for under the purchase method of accounting. Goodwill of $1,329,282 represented the excess of the purchase price of $1,833,125 over the fair value of the acquired assets of $503,843 at June 1, 2000. The fair value of the assets acquired were accounts receivable of $52,278, inventory of $259,980 and fixed assets of $191,585. Significant judgments and estimates were involved in determining the fair market value of assets acquired and their useful lives. Different assumptions could yield materially different results. We review goodwill at least annually or when events and changes in circumstances indicate the need for such a detailed impairment loss analysis, as prescribed by SFAS 142. To date, we have determined that goodwill is not impaired, but we could in the future determine that goodwill is impaired, which would result in a charge to earnings.

                       AMERICAN SUPERCONDUCTOR CORPORATION

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                       NINE MONTHS ENDED DECEMBER 31, 2002

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

Results of Operations

Total revenues during the three months ended December 31, 2002 were $2,751,000, a 22% decrease compared to the $3,533,000 of revenue recorded for the same period a year earlier. For the nine months ended December 31, 2002, revenues were $10,091,000, a 19% increase over the $8,449,000 of revenue recorded in the comparable period of the prior year.

The decrease in revenue of $782,000 for the quarter ended December 31, 2002, compared to the prior-year quarter, was the result of lower revenues in the HTS Wire business unit, where revenues declined by $1,534,000 from the third quarter of fiscal 2002 ($2,015,000) to the third quarter of fiscal 2003 ($481,000). This decrease was caused by lower contract revenues ($570,000), mainly with Pirelli Energy Cables and Systems, and by a decline in wire shipments and other product sales ($964,000). Pirelli provided us with $500,000 of research and development funding in the quarter ended December 31, 2001, and no funding in the quarter ended December 31, 2002, as a result of the discontinuance of its funding commitment as part of an agreement reached with Pirelli in February 2002 that allows us to sell our HTS wire to other cable manufacturers in addition to Pirelli. HTS product sales also declined in the quarter ended December 31, 2002, compared to the same prior-year period, due to delays in the receipt of certain wire orders. However, several such wire orders are now in hand, which has improved the revenue outlook for the HTS Wire business unit in the fourth quarter of fiscal 2003.

Prototype development contract revenues for the Electric Motors and Generators business unit also declined by $335,000 in the quarter ended December 31, 2002 ($1,090,000), compared to the prior-year quarter ($1,425,000), due to a decrease in work performed on the Navy 5-megawatt HTS ship propulsion motor program.

                       AMERICAN SUPERCONDUCTOR CORPORATION

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                       NINE MONTHS ENDED DECEMBER 31, 2002

These revenue declines in HTS Wire and Electric Motors and Generators business units were partially offset by a $1,087,000 increase in the Power Electronic Systems business unit, where revenues increased to $1,180,000 in the quarter ended December 31, 2002 compared to $93,000 in the prior-year period. Included in revenues for the Power Electronic Systems business unit were $450,000 of prototype development contract revenues on the Power Electronic Building Blocks
(PEBB) program and $537,000 of revenue recognized on the WPS transaction, which is explained in more detail in the "Long-term inventory and deferred revenue" section of Critical Accounting Policies earlier in Management's Discussion and Analysis.

For the nine-month period ended December 31, 2002, our consolidated revenues increased by $1,642,000 compared to the first nine months of the prior year. Revenues increased by $3,589,000 in the Power Electronics Systems business unit to $4,788,000 in the nine-month period ended December 31, 2002 from $1,199,000 in the same prior-year period, primarily as a result of higher prototype development contract revenues ($1,626,000) and higher product sales ($1,962,000) as a result of two system shipments occurring in the first nine months of fiscal 2003 compared to one in the first nine months of fiscal 2002, as well as the WPS revenue recognized in the most recent quarter. We expect sales of power electronics systems will increase over the remainder of the fiscal year.

Revenues in the Electric Motors and Generators business unit also improved significantly on a year-to-date basis, increasing by $967,000 to $4,231,000 in the first nine months of fiscal 2003, compared to $3,264,000 in the same period of the prior year. This was the result of higher prototype development contract revenue with the U.S. Navy relating to work performed on a 5-megawatt HTS ship propulsion motor. We have $1,578,000 of backlog on the existing Navy motor program as of December 31, 2002 and we expect additional contracts from the U.S. Navy for HTS ship propulsion motors and/or generators during the rest of this year and over the next three to four years.

These increases in revenues were partially offset by lower HTS Wire business unit revenues, which declined to $1,073,000 for the nine-month period ended December 31, 2002, compared to $3,985,000 in the nine months ended December 31, 2001. This $2,913,000 decrease was caused by lower contract revenues ($1,575,000), mainly with Pirelli Energy Cables and Systems, and by a decline in wire shipments and other product sales ($1,338,000). Pirelli provided us with $1,500,000 of research and development funding in the first nine months of fiscal 2002, and no funding in the first nine months of fiscal 2003, as a result of the discontinuance of its funding commitment in February 2002. HTS product sales also declined for the first nine months of fiscal 2003 compared to the same prior-year period, due to delays in the receipt of certain wire orders. However, several such wire orders are now in hand, which has improved the revenue outlook for the HTS Wire business unit in the fourth quarter of fiscal 2003.

                       AMERICAN SUPERCONDUCTOR CORPORATION

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                       NINE MONTHS ENDED DECEMBER 31, 2002


For the three months ended December 31, 2002, we recorded approximately $171,000 in funding under two government cost-sharing agreements with the U.S. Air Force and the Department of Commerce. Work on the Department of Commerce's Advanced Technology Program (ATP) began in November 2002. For the three months ended December 31, 2001, we recorded approximately $120,000 of funding under the U. S. Air Force agreement. For the nine months ended December 31, 2002, funding under government cost-sharing agreements was $428,000, compared to $440,000 for the comparable period of fiscal 2002. We anticipate that a portion of our funding in the future will continue to come from cost-sharing agreements as we continue to develop joint programs with government agencies. Funding from government cost-sharing agreements is recorded as an offset to research and development and selling, general and administrative expenses, as required by government contract accounting guidelines, rather than as revenues.

Total costs and expenses for the quarter ended December 31, 2002 were $15,557,000 compared to $15,078,000 for the same period last year. For the nine months ended December 31, 2002, total costs and expenses were $44,578,000, compared to $41,539,000 for the same period last year.

"Costs of revenue - product sales and prototype development contracts" increased by $2,403,000 and $8,125,000 for the three and nine month periods ended December 31, 2002, respectively. This was primarily the result of costs (including building and equipment depreciation) related to the HTS Wire business unit's occupancy of the Devens, Massachusetts manufacturing plant and initial test production runs of multifilamentary composite wire in that facility. Devens-related costs increased by $2,005,000 and $4,421,000 for the three and nine month periods ended December 31, 2002, respectively, compared to prior year. "Costs of revenue - product sales and prototype development contracts" also increased for the nine-month period ended December 31, 2002, compared to the same period last year, due to the higher level of prototype development contract revenues with the U.S. Navy in both the Electric Motors and Generators and Power Electronic Systems business units. Finally, these costs increased due to the higher level of product sales in the Power Electronic Systems business unit. "Costs of revenue - contract revenue" declined proportionally with the lower level of contract revenue, particularly with regards to Pirelli.

Adjusted research and development ("R&D") expenses, which include amounts classified as costs of revenue and amounts offset by cost sharing funding, decreased to $8,118,000 in the three months ended December 31, 2002 from $9,727,000 for the same period last year. For the nine-month periods ended December 31, 2002 and 2001, adjusted R&D expenses were $24,608,000 and $26,265,000, respectively. These decreases were primarily the result of reduced R&D spending in the HTS Wire and Power Electronic Systems business units, relating to the reduction in force implemented as part of our March 2002 restructuring. These decreases in R&D spending were partially offset by higher R&D spending, both internally and externally funded, in the Electric Motors and Generators business unit. A portion of the R&D expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as R&D expenses). These amounts increased significantly in fiscal 2003 compared to fiscal 2002 as a result of the higher level of funded prototype development contract work in HTS Wire and

                      AMERICAN SUPERCONDUCTOR CORPORATION

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                      NINE MONTHS ENDED DECEMBER 31, 2002

Power Electronic Systems. Additionally, a portion of R&D expenses was offset by cost sharing funding. Net R&D expenses (exclusive of amounts classified as costs of revenues and amounts offset by cost sharing funding) decreased to $6,021,000 in the three months ended December 31, 2002 from $6,833,000 for the same period last year. For the nine months ended December 31, 2002 and 2001, these amounts were $17,848,000 and $20,293,000, respectively.

Our R&D expenditures are summarized as follows:

                                                         Three Months Ended December 31,    Nine Months Ended December 31,
                                                             2002             2001                2002          2001
                                                             ----             ----                ----          ----
R&D expenses per Consolidated Statements of
Operations .............................................   $ 6,021,000   $ 6,833,000           $17,848,000   $20,293,000
R&D expenditures classified as Costs of revenue ........     1,996,000     2,832,000             6,526,000     5,745,000
R&D expenditures offset by cost sharing funding ........       101,000        62,000               234,000       227,000
                                                           -----------   -----------           -----------   ------------
Adjusted R&D expenses ..................................   $ 8,118,000   $ 9,727,000           $24,608,000   $26,265,000
                                                           ===========   ===========           ===========   ===========

Adjusted selling, general and administrative ("SG&A") expenses, which include amounts classified as costs of revenue and amounts offset by cost sharing funding, decreased to $3,864,000 for the three months ended December 31, 2002, compared to $4,654,000 for the same period last year. For the nine-month periods ended December 31, 2002 and 2001, adjusted SG&A expenses were $11,396,000 and $13,038,000, respectively. These decreases were primarily the result of the reductions in force implemented as part of our March 2002 restructuring program, partially offset by a non-recurring $200,000 write-off of a land option at Devens that was not renewed and higher insurance premiums for liability and Directors and Officers insurance. A portion of the SG&A expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as SG&A expenses). Additionally, a portion of SG&A expenses was offset by cost sharing funding. Net SG&A expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost sharing funding) decreased to $3,496,000 in the three months ended December 31, 2002 from $4,022,000 for the same period last year. For the nine months ended December 31, 2002 and 2001, these amounts were $10,252,000 and $11,363,000, respectively.

Our SG&A expenditures are summarized as follows:

                                                   Three Months Ended December 31,     Nine Months Ended December 31,
                                                        2002              2001             2002              2001
                                                        ----              ----             ----              ----
SG&A expenses per Consolidated
Statements of Operations ........................   $3,496,000        $4,022,000      $10,252,000       $11,363,000
SG&A expenditures classified as
Costs of revenue ................................      298,000           574,000          949,000         1,462,000
SG&A expenditures offset by cost
sharing funding .................................       70,000            58,000          195,000           213,000
                                                   -----------       -----------      -----------       -----------
Adjusted SG&A expenses ..........................  $ 3,864,000       $ 4,654,000      $11,396,000       $13,038,000
                                                   ===========       ===========      ===========       ===========

                       AMERICAN SUPERCONDUCTOR CORPORATION

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                       NINE MONTHS ENDED DECEMBER 31, 2002


We believe that adjusted R&D expenses and adjusted SG&A expenses, which are non-GAAP (generally accepted accounting principles) financial measures, provide useful information about our aggregate R&D and SG&A spending.

Interest income was $193,000 in the quarter ended December 31, 2002, compared to $684,000 for the same period in the prior year. For the nine months ended December 31, 2002 and 2001, these amounts were $820,000 and $3,857,000, respectively. These decreases in interest income reflect the lower cash balances available for investment as a result of cash being used to fund our operations and to purchase property, plant and equipment, as well as lower interest rates available on our investments. Other income (expense), net in the nine months ended December 31, 2002 was $1,000, compared to $189,000 in the prior-year period, which reflected investment gains from the sale of long-term marketable securities, partially offset by taxes on investment income.

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

Liquidity and Capital Resources

At December 31, 2002, we had cash, cash equivalents and long-term marketable securities of $23,712,000 compared to $68,200,000 at March 31, 2002. The principal uses of cash during the nine months ended December 31, 2002 were $37,821,000 for the funding of our operations (including $10,327,000 to reduce our fiscal 2002 year-end accounts payable liabilities resulting from equipment purchases and restructuring and other charges incurred during the fourth quarter of fiscal 2002), and $6,644,000 for the acquisition of equipment, primarily for our HTS manufacturing facility in Devens, Massachusetts.

                       AMERICAN SUPERCONDUCTOR CORPORATION

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                       NINE MONTHS ENDED DECEMBER 31, 2002

Cash, cash equivalents, and long-term marketable securities declined by $11,319,000 in the three months ended December 31, 2002 from $35,031,000 to $23,712,000. Cash was used to fund net losses of $10,252,000 (excluding depreciation and other non-cash items of $2,363,000) and to fund higher operating capital of $401,000 and new capital expenditures of $545,000. Cash use in the third quarter of fiscal 2003 increased by $738,000 or 7% from the previous quarter ended September 30, 2002, primarily as a result of the increased loss, as shown in the following table:

--------------------------------------------------------------------------------------------------
Cash (Use)/generation                   3 months ended      3 months ended       9 months ended
                                        December 31, 2002   September 30, 2002   December 31, 2002
--------------------------------------------------------------------------------------------------
Net loss excluding non-cash items         $(10,252,000)     $ (8,282,000)        $(27,759,000)
--------------------------------------------------------------------------------------------------
Operating capital funding:
--------------------------------------------------------------------------------------------------
   Receivables                            $  1,482,000      $    376,000         $  1,764,000
--------------------------------------------------------------------------------------------------
   Inventory                              $    116,000      $    (14,000)        $    170,000
--------------------------------------------------------------------------------------------------
   Payables/accrued liabilities           $ (1,294,000)     $ (1,450,000)        $(10,327,000)
--------------------------------------------------------------------------------------------------
   Deferred revenue/Other                 $   (705,000)     $   (140,000)        $ (1,669,000)
   operating capital
--------------------------------------------------------------------------------------------------
Subtotal- increase in                     $   (401,000)     $ (1,228,000)        $(10,062,000)
operating capital
--------------------------------------------------------------------------------------------------
Net Cash Used by                          $(10,653,000)     $ (9,510,000)        $(37,821,000)
Operating Activities
--------------------------------------------------------------------------------------------------
Capital Expenditures                      $   (545,000)     $ (1,311,000)        $ (6,644,000)
--------------------------------------------------------------------------------------------------
Other Assets/Liabilities                  $   (121,000)     $    240,000         $    (23,000)
--------------------------------------------------------------------------------------------------
Total Cash (Use)                          $(11,319,000)     $(10,581,000)        $(44,488,000)
--------------------------------------------------------------------------------------------------

For the quarter and nine months ended December 31, 2002, operating capital was used primarily to pay accounts payable and accrued liabilities which had increased at the end of last fiscal year as a result of large capital expenditures in the new Devens HTS wire manufacturing plant and restructuring costs. During the quarter, accounts receivable declined by $1,482,000.

We expect to reduce our rate of cash usage over the next three months via a decline in receivables and inventory, primarily in our Power Electronics Systems business unit, where we expect to close additional orders and recognize revenue, thereby converting existing inventory into cash. We expect that our cash use for fiscal 2004 will be decreased further by a January 2003 realignment action that redeployed some technical staff and eliminated 21 positions, or approximately 7% of our workforce, mostly in the HTS Wire business unit. We estimate a small net reduction in expenses in the fourth quarter of fiscal 2003, but approximately $1,600,000 of cost savings in fiscal 2004 as a result of this reduction in force.

                       AMERICAN SUPERCONDUCTOR CORPORATION

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                       NINE MONTHS ENDED DECEMBER 31, 2002

Due to scheduled billing requirements specified under certain contracts, a portion of our accounts receivable balance is unbilled. As of December 31, 2002, $3,832,000, or approximately 66%, of our receivable balance of $5,820,000, was unbilled. Included in unbilled accounts receivable is $2,624,000 due from one customer related to their joint marketing of power quality and reliability products with us. We expect to invoice most of these unbilled amounts during the next three months as work is completed on these contracts.

The possibility exists that we may pursue acquisition and joint venture opportunities in the future that may affect liquidity and capital resource requirements.

We have potential funding commitments (excluding amounts included in accounts receivable) of approximately $6,940,000 to be received after December 31, 2002 from government and commercial customers, compared to $11,020,000 at March 31, 2002. However, these current funding commitments, including $5,655,000 on U.S. government contracts, are subject to certain cancellation provisions. Of the current commitment amount of $6,940,000, approximately 79% is potentially collectable within the next 12 months. This potential future funding commitments amount excludes several new contracts and purchase orders from the National Institutes of Health, Tennessee Valley Authority (TVA), Rayburn Country Electric Cooperative, and others announced by us in January and February of 2003.

We believe, based upon our current business plan, that our existing capital resources will be sufficient to fund our operations until the end of fiscal 2004. However, recognizing that we may need additional funds sooner than anticipated to fund current operations and to accelerate our investment in our second generation wire development program, we are currently examining options for raising additional capital to strengthen our cash position. There can be no assurance that such funds, whether from equity or debt financing, development contracts or other sources, will be available, or available under terms acceptable to us.

To date, inflation has not had a material impact on our financial results.

New Accounting Pronouncements

See Note 10 of the Notes to the Interim Consolidated Financial Statements for a discussion of new accounting pronouncements.

                       AMERICAN SUPERCONDUCTOR CORPORATION

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                       NINE MONTHS ENDED DECEMBER 31, 2002

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

We have a history of operating losses, we expect to continue to incur losses in the future, and we may need additional funding in the future.

     We have been principally engaged in research and development activities. We have incurred net losses in each year since our inception. Our net loss for fiscal 2000, fiscal 2001, fiscal 2002, and the first nine months of fiscal 2003 was $17,598,000, $21,676,000, $56,985,000, and $33,666,000 respectively. Our accumulated deficit as of December 31, 2002 was $219,143,000. We expect to continue to incur operating losses until the end of fiscal 2005 and there can be no assurance that we will ever achieve profitability.

     We believe, based upon our current business plan, that our existing capital resources will be sufficient to fund our operations until the end of fiscal 2004. However, recognizing that we may need additional funds sooner than anticipated to fund current operations and to accelerate our investment in our second generation wire development program, we are currently examining options for raising additional capital to strengthen our cash position. There can be no assurance that such funds, whether from equity or debt financing, development contracts or other sources, will be available, or available under terms acceptable to us.

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

                       AMERICAN SUPERCONDUCTOR CORPORATION

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                       NINE MONTHS ENDED DECEMBER 31, 2002

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

     We may decide to enter into arrangements with third parties for the marketing or distribution of our products, including arrangements in which our products, such as HTS wire, are included as a component of a larger product, such as a motor. For example, we have a marketing and sales alliance with GE Industrial Systems giving GE the exclusive right to offer our Distributed-SMES (D-SMES) and D-VAR(TM) product lines in the United States to utilities and the right to sell

                       AMERICAN SUPERCONDUCTOR CORPORATION

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                      NINE MONTHS ENDED DECEMBER 31, 2002

industrial Power Quality-Industrial Voltage Restorers (PQ-IVR) to certain of GE's global industrial accounts. We also have a distribution agreement with Bridex Technologies Pte, Ltd., a power system solution integrator and technology company in Singapore, whereby Bridex markets and sells our integrated power electronic systems within Asia Pacific markets. By entering into marketing and sales alliances, the financial benefits to us of commercializing our products are dependent on the efforts of others. We may not be able to enter into marketing or distribution arrangements with third parties on financially acceptable terms, and third parties may not be successful in selling our products or applications incorporating our products.

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

                       AMERICAN SUPERCONDUCTOR CORPORATION

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                       NINE MONTHS ENDED DECEMBER 31, 2002


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

                                     ------


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

Item 3.      Defaults Upon Senior Securities
             Not Applicable

Item 4.      Submission of Matters to a Vote of Security Holders
             Not Applicable

Item 5.      Other Information
             Not Applicable

Item 6.      Exhibits and Reports on Form 8-K

             (a) On December 31, 2002 the Company filed a Current Report on Form 8-K which reported, under Item 5 (Other Events and Required FD Disclosure), that on October 31, 2002, Clayton Christensen resigned as a member of the Board of Directors of American Superconductor Corporation. Mr. Christensen's resignation was not a result of any disagreement with the Company.

             Exhibit No.

             99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     AMERICAN SUPERCONDUCTOR CORPORATION




February 13, 2003                           /s/ Gregory J. Yurek
------------------------------------        ------------------------------------
Date                                        Gregory J. Yurek
                                            Chairman of the Board, President and
                                            Chief Executive Officer




February 13, 2003                           /s/ Thomas M. Rosa
------------------------------------        ------------------------------------
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

                                    /s/ Gregory J. Yurek
                                    ---------------------------------
Dated:   February 13, 2003          Gregory J. Yurek
                                    Chief Executive Officer

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

                                    /s/ Stanley D. Piekos
                                    ----------------------------------
Dated:   February 13, 2003          Stanley D. Piekos
                                    Chief Financial Officer