Form 10-K/A
period 2003-03-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2003-07-29
CIK 880807

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $.01 par value

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

On September 30, 2002, the aggregate market value of voting and non-voting Common Stock held by nonaffiliates of the Registrant was $54,167,756 based on the closing price of the Common Stock on the NASDAQ National Market on September 30, 2002.

The number of shares of Common Stock outstanding as of June 20, 2003 was 21,343,720.

This Amendment No. 1 on Form 10-K/A to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 (“fiscal 2003”) is being filed to add certain information required to be set forth in Part III and for the purpose of filing an amendment to Exhibit 21.1. Items 10, 11 and 12 of Part III and Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K for fiscal 2003 as filed with the Securities and Exchange Commission (the “SEC”) on June 30, 2003, are hereby amended and restated in their entirety as follows:

Part III

Item 10.	Directors and Executive Officers of the Registrant

The response to this item is contained in part under the caption “Executive Officers” in Part I of the Annual Report on Form 10-K filed with the SEC on June 30, 2003.

Biographical and certain other information concerning the directors of American Superconductor Corporation (the “Company”) is set forth below. No director or executive officer is related by blood, marriage or adoption to any other director or executive officer.

Gregory J. Yurek, age 56, co-founded the Company in 1987 and has been President since March 1989, Chief Executive Officer since December 1989 and Chairman of the Board of Directors since October 1991. Dr. Yurek also served as Vice President and Chief Technical Officer from August 1988 until March 1989 and as Chief Operating Officer from March 1989 until December 1989. Prior to joining the Company, Dr. Yurek was a Professor of Materials Science and Engineering at MIT for 12 years. Dr. Yurek has been a director of the Company since 1987.

Albert J. Baciocco, Jr., age 72, has been President of The Baciocco Group, Inc., a technical and management consulting practice in strategic planning, technology investment and implementation, since 1987. Preceding this, he served in the U.S. Navy for 34 years, principally within the nuclear submarine force and directing the Department of the Navy research and technology development enterprise, achieving the rank of Vice Admiral. Admiral Baciocco serves on several boards and committees of government, industry and academe. During the past 16 years, he has served as a director of several public corporations and currently serves as a director of several private companies. He is also a trustee of the South Carolina Research Authority, a director of the University of South Carolina Research Foundation and a director and Vice Chair of the Foundation for Research Development of the Medical University of South Carolina. Admiral Baciocco has been a director of the Company since April 1997.

Peter O. Crisp, age 70, has been Vice Chairman of Rockefeller Financial Services, Inc. since December 1997. From 1969 to 1997, he was a General Partner of Venrock Associates, a venture capital firm based in New York. Mr. Crisp is also a director of Thermo Electron Corporation and United States Trust Company, as well as other private companies. Mr. Crisp has been a director of the Company since 1987.

Richard Drouin, age 71, is counsel at McCarthy Tétrault, a Canadian law firm, since 2001 and was a partner from December 1995 to 2001. Mr. Drouin was the Chairman and Chief Executive Officer of Hydro-Quebec, a public electric utility based in Canada, from April 1988 to September 1995. Mr. Drouin is Chairman of the Board of Directors of Abitibi Consolidated, the world’s largest newsprint manufacturer, and a director of Stelco Inc. and Nstein Technologies. He is also Chairman of the Board of Trustees of the North American Electric Reliability Council. Mr. Drouin has been a director of the Company since February 1996.

Gérard Menjon, age 54, has been Executive Vice President, Development for Electricité de France (EDF), a French public electric utility, since March 2003. Mr. Menjon was an ERP project leader for EDF from February 2002 to March 2003, Executive Vice President and Head of the Research and Development Division of EDF from December 1994 to 2002 and was Senior Vice President, Business Development, of EDF from February

1992 to November 1994. Since May 2003, Mr. Menjon has also served as a director and Chairman of the Board of EDF Capital Investissement, S.A., a subsidiary of EDF. Mr. Menjon has been a director of the Company since April 1997.

Andrew G.C. Sage, II, age 77, has been President of Sage Capital Corporation since 1974. Immediately prior to that time, he served as President of the investment banking firm of Lehman Brothers. Presently, Mr. Sage is Chairman of Robertson Ceco Corporation, a prefabricated metal buildings company, and a director of Tom’s Foods, Inc. Throughout his career, Mr. Sage has served in board and executive positions for numerous public companies. Mr. Sage has been a director of the Company since April 1997.

John B. Vander Sande, age 59, co-founded the Company. He has been a professor at MIT specializing in the microstructure of materials since 1971 and was Associate Dean and Acting Dean of Engineering at MIT from 1992 to 1999. He was the Executive Director of the University of Cambridge MIT Institute from 1999 to January 2003. Dr. Vander Sande has been a director of the Company since 1990.

Frank Borman, age 75, is not standing for re-election. He has been President of Patlex Corporation (Patlex), a company engaged in enforcing and exploiting laser-related patents, since 1988. He also served as Chief Executive Officer and a director of Patlex from September 1995 until August 1996, as Chairman and Chief Executive Officer of Patlex from 1988 to December 1992, and as Chairman of AutoFinance Group, Inc. (AFG) from December 1992 to September 1995, during which period Patlex was a subsidiary of AFG. Mr. Borman served as Vice Chairman of the Board of Directors of Texas Air Corporation from 1986 to 1991. From 1969 to 1986, he served in various capacities for Eastern Airlines, including President, Chief Executive Officer and Chairman of the Board of Directors. Mr. Borman served in the United States Air Force from 1950 to 1970 and was commander of Apollo 8 in 1968. Mr. Borman has been a director of the Company since 1992.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company is not aware that any of its officers, directors or holders of 10% or more of the Company’s common stock, $0.01 par value per share (“Common Stock”), failed to comply in a timely manner during fiscal 2003 with Section 16(a) filing requirements.

Item 11.	Executive Compensation

The following table sets forth certain information concerning the compensation for each of the last three fiscal years of (i) the Company’s Chief Executive Officer, (ii) the Company’s four other most highly compensated executive officers for fiscal 2003 who were serving as executive officers on March 31, 2003 and (iii) one other person who served as an executive officer of the Company during fiscal 2003 and was among the most highly compensated executive officers but was no longer serving as an executive officer of the Company as of March 31, 2003 (the “Senior Executives”).

SUMMARY COMPENSATION TABLE

	Annual Compensation(1)				Long-Term Compensation
Awards
Name and Principal Position	Fiscal Year	Salary	Bonus		Restricted Stock Awards ($)(2)	Number of Shares Underlying Options (#)	All Other Compensation
Gregory J. Yurek President and Chief Executive Officer	2003 2002 2001	$365,750 365,750 350,000	$	— — 122,500	— — —	50,000 50,000 1,000,000	$3,175 2,840 2,560	(3) (3) (3)
Alexis P. Malozemoff Executive Vice President and Chief Technical Officer	2003 2002 2001	198,884 198,884 190,320		— — 20,625	— — —	30,000 15,000 20,000	— — —
Charles Stankiewicz Vice President and General Manager, PE Systems Business Unit	2003 2002 2001	173,056 173,056 166,400		— — 17,187	$39,000 — —	20,000 5,000 15,000	— — —

	Annual Compensation(1)			Long-Term Compensation
Awards
Name and Principal Position	Fiscal Year	Salary	Bonus	Restricted Stock Awards ($)(2)	Number of Shares Underlying Options (#)	All Other Compensation
David Paratore Senior Vice President and General Manager, AMSC Wires Business Unit	2003 2002 2001	170,000 164,123 49,038	— — 35,000	$78,000 — —	— 80,000 75,000	— — —
Eric Snitgen(4) Vice President, Sales and Marketing	2003 2002 2001	165,000 152,531 54,808	— — 34,854	$78,000 — —	— 55,000 50,000	— — —
Stanley D. Piekos(5) Former Senior Vice President, Corporate Development and Chief Financial Officer	2003 2002 2001	213,598 213,598 204,400	— — 25,895	— — —	30,000 15,000 30,000	— — —

(1)	In accordance with the rules of the SEC other compensation in the form of perquisites and other personal benefits has been omitted because such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary of the Senior Executive.
(2)	Represents the difference between the closing price of the Common Stock on the NASDAQ National Market on the date of grant and the per share purchase price, multiplied by the number of shares awarded.
(3)	Represents insurance premiums paid by the Company for a term life insurance policy on Dr. Yurek. Dr. Yurek’s wife is the beneficiary of this insurance policy.
(4)	In June 2003, Mr. Snitgen transferred from his position as Vice President and General Manager, AMSC Wires Business Unit to Vice President, Sales and Marketing.
(5)	Mr. Piekos resigned as Senior Vice President, Corporate Development and Chief Financial Officer on March 19, 2003.

Option Grants

The following table sets forth certain information concerning the stock options granted by the Company during fiscal 2003 to each of the Senior Executives.

OPTIONS GRANTED IN LAST FISCAL YEAR

	Individual Grants
	Number of Shares Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share(1)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
Executive Officer					5%	10%
Gregory J. Yurek	50,000	12.10%	$7.81	4/23/2012	$245,583	$622,356
Alexis P. Malozemoff	30,000	7.26%	$7.81	4/23/2012	$147,350	$373,414
Charles Stankiewicz	20,000	4.84%	$7.81	4/23/2012	$98,233	$248,943
David Paratore	—	—	—	—	—	—
Eric Snitgen	—	—	—	—	—	—
Stanley D. Piekos	30,000	7.26%	$7.81	4/23/2012	$147,350	$373,414

(1)	The exercise price per share of each option was equal to the fair market value per share of Common Stock on the date of grant. Options become exercisable over a five-year period and generally terminate 60 days following termination of the Senior Executive’s employment with the Company or ten years following the grant date, whichever occurs earlier.

(2)	Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercises of the option or the sale of the underlying shares. The actual gains, if any, on the exercises of stock options will depend on the future performance of the Common Stock, the optionholder’s continued employment through the option period, and the date on which the options are exercised.

Option Exercises and Holdings

The following table sets forth certain information concerning each exercise of a stock option during fiscal 2003 by the Senior Executives and the number and value of unexercised options held by each of the Senior Executives on March 31, 2003.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

	Number of Shares Acquired on Exercise	Value Realized(1)	Number of Shares of Common Stock Underlying Unexercised Options at Fiscal Year-End	Value of Unexercised in-the- Money Options at Fiscal Year-End(2)
			Exercisable/Unexercisable	Exercisable/Unexercisable
Gregory J. Yurek	—	$0	952,500/775,000	—
Alexis P. Malozemoff	—	$0	163,300/67,200	—
Charles Stankiewicz	—	$0	56,000/55,000	—
David Paratore	—	$0	46,000/109,000	—
Eric Snitgen	—	$0	31,000/74,000	—
Stanley D. Piekos	—	$0	133,000/0	—

(1)	Represents the difference between the exercise price and the fair market value of the Common Stock on the date of exercise.
(2)	Based on the fair market value of the Common Stock on March 31, 2003, the last trading day on the NASDAQ National Market during fiscal 2003 ($3.60 per share), less the option exercise price, multiplied by the number of shares underlying the options.

Compensation of Directors

Directors of the Company who are not employees of the Company or any subsidiary (“Outside Directors”) receive $4,000 per quarter as compensation for their services as directors pursuant to a director compensation plan implemented as of July 1, 1997. In fiscal 2003, each Outside Director received $16,000 under this compensation plan except Mr. Clayton Christensen, who was paid $9,333. Mr. Christensen resigned from the Board of Directors on October 31, 2002. In addition, each member of a committee of the Board of Directors received up to $1,000 for his attendance at a committee meeting. In fiscal 2003, each member of the Compensation Committee, which included Messrs. Crisp and Drouin and Dr. Vander Sande, earned $2,000 for his services on such committee. Admiral Baciocco and Mr. Drouin earned $1,500 each for their services on the Nominating Committee; Mr. Borman and Mr. Christensen, who were also members of the Nominating Committee, earned $500 each. Dr. Vander Sande, Admiral Baciocco and Mr. Menjon earned $4,500 each for their services on the Audit Committee; Mr. Sage, who was also a member of the Audit Committee, earned $3,500. In addition, Mr. Crisp was paid $3,000, Mr. Sage was paid $2,500 and Mr. Drouin was paid $2,000 for their services on an ad hoc finance committee of the Board of Directors.

Pursuant to the 1997 Director Plan as amended, Outside Directors are granted options on the following terms: (i) each Outside Director of the Company who is initially elected to the Board of Directors after September 5, 1997 is granted an option to purchase 20,000 shares of Common Stock upon his or her initial election to the Board of Directors, and (ii) each Outside Director is granted an option to purchase 10,000 shares of Common Stock of the Company three days following each Annual Meeting of the Stockholders of the

Company, provided that such Outside Director has served as a director of the Company for at least one year. Each option granted under the 1997 Director Plan has an exercise price equal to the fair market value of the Common Stock on the date of grant. Options granted under the 1997 Director Plan upon an Outside Director’s election to the Board become exercisable in equal annual installments over a two-year period. Notwithstanding such vesting schedule, such options become exercisable in full in the event of an acquisition of the Company. Options granted to continuing Outside Directors following Annual Meetings of Stockholders are immediately exercisable in full. The term of each option granted under the 1997 Director Plan is ten years, provided that, in general, an option may be exercised only while the director continues to serve as a director of the Company or within 60 days thereafter. Admiral Baciocco, Messrs. Crisp, Drouin, Borman, Christensen, Sage, Menjon and Dr. Vander Sande were each granted an option to purchase 10,000 shares of Common Stock under the 1997 Director Plan in fiscal 2003.

Employment Agreements with Senior Executives

Dr. Yurek and Dr. Malozemoff are each party to an employment agreement with the Company. The term of each agreement commenced on December 4, 1991 and continues until terminated as follows: by the employee, at any time upon at least 90 days prior notice; by the Company for cause (as defined in the employment agreement); by the Company without cause (in which case, for a 12-month period following the date of termination, the employee shall continue to receive his salary and other benefits and his stock options shall continue to vest); or as a result of the death or disability of the employee (in which case his stock options shall become immediately exercisable for the number of additional shares as to which they would have become exercisable if his employment had continued for an additional 12 months). Under the terms of each employment agreement, the employee agrees that, among other things, he will not engage in a business competitive with that of the Company until one year after the later of the termination of his employment with the Company or the expiration of the one-year period during which his compensation and benefits continue in the event of an employment termination without cause. The Company has the right to extend the period for which these restrictions remain in effect for an additional one-year period by continuing the employee’s salary and benefits for this additional period.

Compensation Committee Interlocks and Insider Participation

Messrs. Crisp and Drouin and Dr. Vander Sande served as members of the Company’s Compensation Committee during fiscal 2003. None of the Company’s executive officers serves as a director or a member of the compensation committee (or other committee serving an equal function) of any other entity whose executive officers serve as a director of or member of the Compensation Committee of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information about the shares authorized for issuance under the Company’s equity compensation plans as of March 31, 2003.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	4,542,415	(1)	$17.54	1,407,310	(2)
Equity compensation plans not approved by security holders	127,500	(3)	$25.82	47,500

Total	4,669,915		$17.77	1,454,810

(1)	Excludes shares issuable under the Company’s 2000 Employee Stock Purchase Plan in connection with the current offering period which ends on September 30, 2003. Such shares are included in column (c).
(2)	In addition to being available for future issuance upon exercise of options that may be granted after March 31, 2003, the 1,076,075 shares available for issuance under the Company’s 1993 Stock Incentive Plan and 1996 Stock Incentive Plan may instead be issued in the form of restricted stock, unrestricted stock, stock appreciation rights, performance shares or other equity-based awards.
(3)	Represents 127,500 shares subject to outstanding non-qualified stock options granted to the former employees of Integrated Electronics, LLC (“IE”) in connection with the Company’s purchase of substantially all the assets of IE in June 2000.

The Company granted non-qualified stock options to the former employees of IE in June 2000. Options exercisable for a total of 127,500 shares of Common Stock (out of a total of 175,000 authorized by the Board of Directors) are currently outstanding at an average exercise price of $25.82 per share. The options become exercisable in five equal annual installments and expire 10 years from the date of grant or three months after the termination of the optionee’s employment.

Beneficial Ownership of Common Stock

The following table sets forth the beneficial ownership of the Common Stock as of June 30, 2003 by (i) each person who is known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director or nominee for director, (iii) each of the Senior Executives named in the Summary Compensation Table set forth under the caption “Executive Compensation” above, and (iv) all directors and executive officers as a group as of June 30, 2003:

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage of Common Stock Outstanding (3)

Five Percent Stockholders
Dimensional Fund Advisors Inc.(4) 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	1,339,354	6.3%

EDF Capital Investissement, a subsidiary of Electricité de France Coeur Défense – Immeuble B1 90 Esplanade du Genéral de Gaulle 92933 Paris La Défense Cedex France	1,150,000	5.4%

Directors or Nominees
Gregory J. Yurek(5)	1,385,437	6.1%
Albert J. Baciocco, Jr.(6)	68,000	*
Frank Borman(7)	43,000	*
Peter O. Crisp(8)	139,603	*
Richard Drouin(9)	95,000	*
Gérard Menjon(10)	66,000	*
Andrew G.C. Sage, II(11)	101,000	*
John B. Vander Sande(12)	182,562	*

Other Senior Executives

Alexis P. Malozemoff(13)	280,250	1.3%
Charles W. Stankiewicz(14)	90,000	*
David Paratore(15)	57,000	*
Eric E. Snitgen(16)	42,000	*
Stanley D. Piekos(17)	26,500	*
All directors and current executive officers as a group as of June 30, 2003 (15 persons)(18)	2,579,602	11.0%

*	Less than 1%.

(1)	The address for all directors and executive officers is c/o American Superconductor Corporation, Two Technology Drive, Westborough, Massachusetts 01581.
(2)	The inclusion of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. In accordance with the rules of the SEC, each stockholder is deemed to beneficially own any shares subject to stock options that are currently exercisable or exercisable within 60 days after June 30, 2003, and any reference below to shares subject to outstanding stock options held by the person in question refers only to such stock options.
(3)	To calculate the percentage of outstanding shares of Common Stock held by each stockholder, the number of shares deemed outstanding includes 21,343,720 shares outstanding as of June 30, 2003, plus any shares subject to outstanding stock options currently exercisable or exercisable within 60 days after June 30, 2003 held by the stockholder in question.
(4)	Information is derived from a Schedule 13G filed with the SEC by Dimensional Fund Advisors Inc. on February 11, 2003.
(5)	Includes 1,227,500 shares subject to outstanding stock options and 25,000 shares subject to certain restrictions on transfer and a repurchase right in favor of the Company. Also includes 14,807 shares held by Dr. Yurek’s wife and children for which Dr. Yurek has disclaimed beneficial ownership.
(6)	Includes 66,000 shares subject to outstanding stock options.
(7)	Includes 40,000 shares subject to outstanding stock options.
(8)	Includes 3,000 shares held by Mr. Crisp’s wife and 86,000 shares subject to outstanding stock options. Mr. Crisp disclaims beneficial ownership of the shares held by his wife.
(9)	Includes 86,000 shares subject to outstanding stock options.
(10)	Comprised of 66,000 shares subject to outstanding stock options.
(11)	Comprised of 35,000 shares owned by a limited partnership of which Mr. Sage is the general partner and 66,000 shares subject to outstanding stock options.
(12)	Includes 86,000 shares subject to outstanding stock options.
(13)	Includes 4,500 shares held in two trusts of which Dr. Malozemoff is the co-trustee, 184,500 shares subject to outstanding stock options and 5,000 shares subject to certain restrictions on transfer and a repurchase right in favor of the Company.
(14)	Includes 80,000 shares subject to outstanding stock options and 10,000 shares subject to certain restrictions on transfer and a repurchase right in favor of the Company.
(15)	Includes 47,000 shares subject to outstanding stock options and 10,000 shares subject to certain restrictions on transfer and a repurchase right in favor of the Company.
(16)	Includes 32,000 shares subject to outstanding stock options and 10,000 shares subject to certain restrictions on transfer and a repurchase right in favor of the Company. In June 2003, Mr. Snitgen transferred from his position as Vice President and General Manager, AMSC Wires Business Unit to Vice President, Sales and Marketing.
(17)	Comprised of (i) 16,500 shares held jointly by Mr. Piekos and his wife and (ii) 10,000 shares held by the Stanley D. Piekos IRA. Mr. Piekos’s employment as Senior Vice President and Chief Financial Officer terminated on March 19, 2003.
(18)	Includes 2,077,000 shares subject to outstanding stock options and 78,000 shares subject to certain restrictions on transfer and a repurchase right in favor of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

July 29, 2003	AMERICAN SUPERCONDUCTOR CORPORATION

	By:	/s/ GREGORY J. YUREK
Gregory J. Yurek
Chief Executive Officer