Form 10-Q
period 2003-06-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2003-08-14
CIK 880807

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended: June 30, 2003

Commission File Number 0-19672

American Superconductor Corporation

(Exact name of registrant as specified in its charter)

Delaware	04-2959321
(State or other jurisdiction of organization or incorporation)	(I.R.S. Employer Identification Number)

Two Technology Drive

Westborough, Massachusetts 01581

(Address of principal executive offices, including zip code)

(508) 836-4200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 12, 2003
Common Stock, par value $.01 per share	21,343,720

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	March 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,089,265	$18,487,752
Accounts receivable, net	6,758,683	5,446,007
Inventory	3,517,696	5,117,786
Prepaid expenses and other current assets	1,297,124	1,264,839

Total current assets	22,662,768	30,316,384
Property and equipment:
Land	4,021,611	4,021,611
Construction in progress—building and equipment	9,523,702	8,773,458
Building	34,102,138	34,102,138
Equipment	32,040,541	31,966,730
Furniture and fixtures	4,158,119	4,167,345
Leasehold improvements	6,246,497	6,246,497

	90,092,608	89,277,779
Less: accumulated depreciation	(29,587,993)	(28,241,982)

Property and equipment, net	60,504,615	61,035,797
Long-term marketable securities	1,012,620	1,561,120
Long-term inventory	3,250,000	3,250,000
Goodwill	1,107,735	1,107,735
Other assets	4,724,384	4,707,603

Total assets	$93,262,122	$101,978,639

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,066,835	$9,773,874
Deferred revenue	297,383	1,136,002

Total current liabilities	10,364,218	10,909,876
Long-term deferred revenue	3,250,000	3,250,000
Commitments (Note 9)
Stockholders’ equity:
Common stock, $.01 par value
Authorized shares—50,000,000; shares issued and outstanding 21,343,720 and 21,293,772 at June 30, 2003 and March 31, 2003, respectively	213,437	212,938
Additional paid-in capital	361,488,915	361,024,689
Deferred compensation	(596,457)	(311,563)
Accumulated other comprehensive income	8,193	2,407
Accumulated deficit	(281,466,184)	(273,109,708)

Total stockholders’ equity	79,647,904	87,818,763

Total liabilities and stockholders’ equity	$93,262,122	$101,978,639

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,
	2003	2002
	(Unaudited)
Revenues:
Contract revenue	$355,777	$131,125
Product sales and prototype development contracts	7,400,530	2,728,848

Total revenues	7,756,307	2,859,973
Costs and expenses:
Costs of revenue—contract revenue	335,640	128,118
Costs of revenue—product sales and prototype development contracts	8,272,789	4,230,822
Research and development	4,863,057	6,217,335
Selling, general and administrative	2,704,848	3,463,923

Total costs and expenses	16,176,334	14,040,198

Operating loss	(8,420,027)	(11,180,225)

Interest income	34,519	370,806
Other income (expense), net	29,032	(19,820)

Net loss	$(8,356,476)	$(10,829,239)

Net loss per common share
Basic and diluted	$(0.39)	$(0.53)

Weighted average number of common shares outstanding
Basic and diluted	21,343,720	20,535,175

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended June 30,
	2003	2002
	(Unaudited)
Net loss	$(8,356,476)	$(10,829,239)
Other comprehensive income (loss)
Foreign currency translation	9,161	19,827
Unrealized loss on investments	(3,375)	(1,688)

Other comprehensive income	5,786	18,139
Comprehensive loss	$(8,350,690)	$(10,811,100)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended June 30,
	2003	2002
	(Unaudited)
Cash flows from operating activities:
Net loss	$(8,356,476)	$(10,829,239)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,615,976	1,520,406
Gain on disposal of PP&E	(2,813)	—
Amortization of deferred compensation expense	54,002	34,578
Amortization of deferred warrant costs	13,322	49,421
Changes in operating asset and liability accounts:
Accounts receivable	(1,312,676)	(93,390)
Inventory—current and long-term	1,600,090	67,117
Prepaid expenses and other current assets	(29,874)	(16,047)
Accounts payable and accrued expenses	292,961	(7,582,340)
Deferred revenue—current and long-term	(838,619)	(808,928)

Net cash used in operating activities	(6,964,107)	(17,658,422)
Cash flows from investing activities:
Purchase of property and equipment	(889,799)	(4,787,488)
Proceeds from the sale of property and equipment	27,938
Sale of long-term marketable securities	551,875	7,089,215
Increase in other assets	(236,901)	(390,375)

Net cash (used in) provided by investing activities	(546,887)	1,911,352
Cash flows from financing activities:
Net proceeds from issuance of common stock	112,507	249,930

Net cash provided by financing activities	112,507	249,930

Net cash decrease in cash and cash equivalents	(7,398,487)	(15,497,140)

Cash and cash equivalents at beginning of period	18,487,752	37,170,927

Cash and cash equivalents at end of period	$11,089,265	$21,673,787

Supplemental schedule of cash flow information:
Noncash issuance of common stock	$54,002	$34,578

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business:

American Superconductor Corporation (the “Company” or “AMSC”), which was formed on April 9, 1987, is a world leader in developing and manufacturing products using superconducting materials and power electronic converters for electric power applications. The focus of the Company’s development and commercialization efforts is on electrical equipment for electric utilities, transmission grid operators, industrial and commercial users of electrical power, and commercial and military ships. For large-scale applications, the Company’s development efforts are focused on high temperature superconductor (“HTS”) wire for use in power transmission cables, motors, and generators. The Company is also developing and commercializing electric motors and generators based on its HTS wire. For power quality and reliability applications, the Company is focused on proprietary power electronic converters that rapidly switch, control and modulate power. The Company also designs, manufactures, and sells systems based on those power electronic converters for power quality and reliability solutions. The Company operates in three business segments—AMSC Wires, SuperMachines and Power Electronic Systems.

The Company has generated operating losses since its inception in 1987 and expects to continue incurring losses until at least the end of fiscal 2005. Operating losses for the fiscal years ended March 31, 2003, 2002 and 2001 have contributed to net cash used by operating activities of $39,604,957, $26,456,387 and $26,424,059, respectively, for these periods. For the three months ended June 30, 2003, net cash used by operating activities was $6,964,107. The Company’s average annual use of cash over this period is greater than our balance of cash, cash equivalents and long-term marketable securities at June 30, 2003 of $12,101,885.

In July 2003, the Company implemented approximately $5 million of reductions in its operating and capital budgets for fiscal 2004, primarily through the elimination of 34 positions, including a reduction in force of 23 employees, or 8% of its workforce. Cuts were also made in controllable expenses and capital equipment purchase plans.

The cash savings from the aforementioned cost reduction actions combined with an increasing level of revenues for the remainder of the fiscal year are expected to lower the Company’s quarterly cash usage beginning in the second quarter of fiscal 2004. The revenue increase is supported by the Company’s receipt in March 2003 of the three-year 36.5 MW motor contract from the Office of Naval Research as well as its selection in April 2003 by the Department of Energy (DOE) as the prime contractor for an HTS cable project with the Long Island Power Authority (LIPA).

To supplement the Company’s anticipated cash needs for operations as well as its investment in the second generation wire development program, the Company has been examining a number of options for raising additional capital. Based on these efforts over the last year, the Company signed in June 2003 non-binding letters of intent with three groups of investors to provide up to $50 million in financing. These letters of intent are subject to satisfactory due diligence by these investors, the completion of formal legal documentation and approval of the financings by the Company’s shareholders. The $50 million financing is expected to be comprised of a five-year term loan of up to $30 million to be provided by a corporate finance company and several institutional investors with these amounts secured by the Company’s existing assets and additional assets projected to be acquired, excluding accounts receivable and inventory. In addition, three institutional investors have also signed a non-binding letter of intent to provide $10 million in the form of subordinated notes that are convertible into the Company’s common stock. The Company has also signed a non-binding letter of intent with a commercial bank to provide up to $10 million in the form of a working capital credit facility that is to be secured by its accounts receivable and inventory.

Each of the investor groups will also be issued warrants to acquire shares of the Company’s common stock. The conversion feature of the subordinated convertible notes combined with the warrants will trigger the NASDAQ requirement that the Company’s shareholders approve this $50 million financing transaction prior to its closing. Consequently, should the Company be able to close this transaction, the earliest this would occur would be the end of September 2003. The Company expects that all of the contemplated financings will be required to close simultaneously. While the Company believes it will be able to complete the $50 million financing transaction, it can make no assurance that such funds will be available, or available under terms acceptable to them, or that its shareholders will approve this financing transaction. In the event that this transaction cannot be completed, the Company is confident that they could obtain conventional mortgage financing on its Devens, MA manufacturing facility that, combined with its available cash, cash equivalents and long-term marketable securities, would be sufficient to satisfy its anticipated cash requirements for at least the next 12 months.

The Company currently derives a portion of its revenue from research and development contracts. The Company recorded contract revenue related to research and development contracts of $355,777 and $131,125 for the three months ended June 30, 2003 and 2002, respectively. In addition, the Company recorded prototype development contract revenues on U.S. Navy and other contracts of $5,549,894 and $2,271,611, which are included under “Revenues – Product sales and prototype development contracts,” in the three months ended June 30, 2003 and 2002, respectively.

Costs of revenue include research and development and selling, general and administrative expenses that are incurred in the performance of these development contracts.

Research and development (“R&D”) and selling, general and administrative (“SG&A”) expenses included as costs of revenue for these development contracts were as follows:

	Three Months Ended June 30,
	2003	2002
Research and development expenses	$4,754,088	$2,087,747
Selling, general and administrative expenses	$1,524,654	$308,745

2. Basis of Presentation:

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The unaudited consolidated financial statements of the Company presented herein have been prepared in accordance with the SEC’s instructions to Form 10-Q and as such do not include all of the information and note disclosures included in annual financial statements prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosure normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended June 30, 2003 and 2002 and the financial position at June 30, 2003.

The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the fiscal year ended March 31, 2003 which are contained in the Company’s Annual Report on Form 10-K covering the fiscal year ended March 31, 2003.

There has been no material change to the Company’s significant accounting policies from those filed in the Form 10-K. Certain prior year amounts have been reclassified to be consistent with the current year presentation.

3. Stock-Based Compensation Plans and Pro Forma Stock-Based Compensation Expense

The Company applies Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to stockholders’ equity.

In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation,” which sets forth a fair-value-based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply APB No. 25 to account for its stock-based compensation plans.

Had compensation cost for awards granted after 1994 under the Company’s stock-based compensation plan been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on certain financial information of the Company would have been as follows:

	For the three months ended June 30,
	2003	2002
Net loss	$(8,356,476)	$(10,829,239)
Add: Stock compensation expense under APB 25	$52,927	$34,578
Less: Stock compensation, net of tax, had all options been recorded at fair value per SFAS 123	$(949,757)	$(1,681,451)

Pro forma net loss	$(9,253,306)	$(12,476,112)

Weighted average shares, basic and diluted	21,343,720	20,535,175
Net loss per share, as reported	$(0.39)	$(0.53)
Net loss per share, pro forma	$(0.43)	$(0.61)

The pro forma amounts include the effects of all activity under the Company’s stock-based compensation plans since April 1, 1998. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:

	For the three months ended June 30,
	2003	2002
Dividend yield	None	None
Expected volatility	100%	101%
Risk-free interest rate	4.0%	4.0%
Expected life (years)	6.5	6.5

Weighted average fair value of options granted at fair market value during the three months ended June 30,

2003	$3.03
2002	$7.24

The above amounts may not be indicative of future expense because amounts are recognized over the vesting period and the Company expects it will have additional grants and related activity under these plans in the future.

4. Net Loss Per Common Share:

Basic Earnings Per Share (“EPS”) excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS includes dilution and is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. Common equivalent shares include the dilutive effect of stock options and warrants. For the three months ended June 30, 2003 and 2002, common equivalent shares of 4,324,255 and 4,817,851 were not included in the calculation of diluted EPS as their effect was antidilutive.

5. Accounts Receivable:

Accounts receivable at June 30, 2003 and March 31, 2003 consisted of the following:

	June 30, 2003	March 31, 2003
Accounts Receivable (billed)	$4,133,828	$4,828,214
Accounts Receivable (unbilled)	5,282,340	3,275,278
Less: Allowance for Doubtful Accounts	(2,657,485)	(2,657,485)

Accounts Receivable, net	$6,758,683	$5,446,007

6. Inventories:

Inventories at June 30, 2003 and March 31, 2003 consisted of the following:

	June 30, 2003	March 31, 2003
Raw materials	$763,084	$1,217,033
Work-in-progress	2,121,972	2,250,321
Finished goods	632,640	1,650,432

Inventory	$3,517,696	$5,117,786

7. Long-term Inventory and Deferred Revenue:

Long-term inventory of $3,250,000 represents SMES units that were delivered in fiscal 2001 to one of our customers, Wisconsin Public Service Corporation (“WPS”), for a total purchase price of $3,787,000, less $537,000 recorded as revenue in the quarter ended December 31, 2002. As the sale of these units is subject to certain return and buyback provisions which expire from 2002 to 2009, the Company is deferring recognition of the revenue related to the remaining $3,250,000 in sales until the applicable buyback provisions lapse. Long-term deferred revenue of $3,250,000 represents the $3,787,000 cash payment received from WPS related to this transaction, less $537,000 recorded as revenue in the third quarter of fiscal 2003.

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

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2003 and March 31, 2003 consisted of the following:

	June 30, 2003	March 31, 2003
Accounts payable	$4,726,486	$3,721,307
Accrued employee stock purchase plan	109,416	199,567
Accrued expenses	4,486,368	5,184,644
Accrued vacation	744,565	668,356

Accounts payable and accrued expenses	$10,066,835	$9,773,874

9. Commitments

As permitted under Delaware law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables it to recover a portion of future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to March 31, 2003. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2003.

10. Cost-Sharing Arrangements:

The Company has entered into several cost-sharing arrangements with various agencies of the United States government. Funds paid to the Company under these agreements are not reported as revenues but are used to directly offset the Company’s research and development and selling, general and administrative expenses, and to purchase capital equipment. The Company recorded costs and funding under these agreements of $312,719 and $103,321 for the three months ended June 30, 2003 and 2002, respectively. At June 30, 2003, total funding received to date under these agreements was $14,491,000. Future funding expected to be received under existing agreements is approximately $1,753,000, subject to continued future funding allocations.

11. Business Segment Information:

The Company has three reportable business segments—AMSC Wires, SuperMachines, and Power Electronic Systems.

The AMSC Wires business segment develops, manufactures and sells HTS wire. The focus of this segment’s current development, manufacturing and sales efforts is on HTS wire for power transmission cables, motors, generators, synchronous condensers and specialty magnets.

The SuperMachines business segment is developing and commercializing electric motors, generators, and synchronous condensers based on HTS wire. Its primary focus for motors and generators is on ship propulsion.

The Power Electronic Systems business segment develops and sells power electronic converters and designs, manufactures and sells integrated systems based on those converters for power quality and reliability solutions and for wind farm applications.

The operating results for the three business segments are as follows:

	Three Months Ended June 30,
	2003	2002
Revenues
AMSC Wires	$1,097,124	$217,633
SuperMachines	5,549,894	1,535,849
Power Electronic Systems	1,109,289	1,106,491

Total	$7,756,307	$2,859,973

	Three Months Ended June 30,
	2003	2002
Operating income (loss)
AMSC Wires	$(6,333,675)	$(6,979,978)
SuperMachines	11,858	(1,762,721)
Power Electronic Systems	(1,824,065)	(2,108,006)
Unallocated corporate expense	(274,145)	(329,520)

Total	$(8,420,027)	$(11,180,225)

The assets for the three business segments (plus Corporate Cash) are as follows:

	For the period ended
	June 30, 2003	March 31, 2003
Assets
AMSC Wires	$64,428,601	$66,393,042
SuperMachines	7,037,906	4,992,328
Power Electronic Systems	9,693,730	10,544,397
Corporate cash and marketable securities	12,101,885	20,048,872

Total	$93,262,122	$101,978,639

The accounting policies of the business segments are the same as those for the consolidated Company, except that certain corporate expenses which the Company does not believe are specifically attributable or allocable to any of the three business segments have been excluded from the segment operating income (loss).

12. New Accounting Pronouncements:

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

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). This accounting standard establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires that certain financial instruments that were previously classified as equity now be classified as a liability. This accounting standard is effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 will have an impact on its financial position or results of operations.

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

Our accounting policies that involve the most significant judgments and estimates are as follows:

•	Revenue recognition;

•	Long-term inventory and deferred revenue;

•	Allowance for doubtful accounts;

•	Long-lived assets;

•	Inventory accounting;

•	Deferred tax assets

•	Goodwill; and

•	Acquisition accounting.

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

Long-term inventory and deferred revenue. Long-term inventory of $3,250,000 represents SMES units that were delivered in fiscal 2001 to one of our customers, Wisconsin Public Service Corporation (“WPS”), for a total purchase price of $3,787,000, less $537,000 recorded as revenue in the quarter ended December 31, 2002. As the sale of these units is subject to certain return and buyback provisions which expire from 2002 to 2009, we are deferring recognition of the revenue related to the remaining $3,250,000 in sales until the applicable buyback provisions lapse. Long-term deferred revenue of $3,250,000 represents the $3,787,000 cash payment received from WPS related to this transaction, less $537,000 recorded as revenue in the third quarter of fiscal 2003. The buyback provisions, which are subject to a minimum 6-month written notice requirement, began to lapse in the quarter ended December 31, 2002, until which time WPS had the right to return all the units for the full purchase price of $3,787,000. On December 31 of each year after 2002, WPS has the right, subject to a minimum 6-month notice requirement, to sell the units back to us at a reduced price. Between January 1, 2003 and the next annual buyback date of December 31, 2003, the repurchase price for the units will be $3,250,000 and that price is further reduced by approximately 12% per year through December 31, 2009. We recorded $537,000 of revenue and an equal amount of cost of revenue in the quarter ended December 31, 2002, as the buyback price transitioned from $3,787,000 to $3,250,000. We also recorded a $537,000 reduction in long-term inventory and long-term deferred revenue.

Allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional provisions for bad debt allowances may be required.

Long-Lived Assets. We periodically evaluate our long-lived assets for potential impairment under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We perform these evaluations whenever events or circumstances suggest that the carrying amount of an asset or group of assets is not recoverable. Our judgments regarding the existence of impairment indicators are based on market and operational performance. Indicators of potential impairment include:

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

In the fourth quarter of fiscal 2003 ended March 31, 2003, we recorded a $39,231,000 impairment charge to write down our first-generation (1G) asset group, primarily comprised of the Devens manufacturing facility and capital equipment, to an estimated fair value.

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

Goodwill. Goodwill represents the excess of cost over net assets of acquired businesses that are consolidated. Pursuant to SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill is not amortized. In lieu of amortization, we perform an impairment review of our goodwill at least annually or when events and changes in circumstances indicate the need for such a detailed impairment loss analysis, as prescribed by SFAS 142. To date, we have determined that goodwill is not impaired, but we could in the future determine that goodwill is impaired, which would result in a charge to earnings.

Acquisition accounting. We account for our acquisitions under the purchase method of accounting pursuant to SFAS No. 141 “Business Combinations.” In June 2000, we acquired in a business combination substantially all of the assets of Integrated Electronics, LLC (“IE”), as well as IE’s employees and facility lease. The IE acquisition was accounted for under the purchase method of accounting. Goodwill of $1,329,282 represented the excess of the purchase price of $1,833,125 over the fair value of the acquired assets of $503,843 at June 1, 2000. Goodwill was $1,107,735 at June 30, 2003 and March 31, 2003.

Results of Operations

The Company has three reportable business segments—AMSC Wires, SuperMachines, and Power Electronic Systems.

The AMSC Wires business segment develops, manufactures and sells HTS wire. The focus of this segment’s current development, manufacturing and sales efforts is on HTS wire for power transmission cables, motors, generators, synchronous condensers and specialty magnets.

The SuperMachines business segment is developing and commercializing electric motors, generators, and synchronous condensers based on HTS wire. Its primary focus for motors and generators is on ship propulsion.

The Power Electronic Systems business segment develops and sells power electronic converters and designs, manufactures and sells integrated systems based on those converters for power quality and reliability solutions and for wind farm applications.

Total revenues during the three months ended June 30, 2003 were $7,756,000, a 171% increase compared to the $2,860,000 of revenue recorded for the same period a year earlier.

The increase in consolidated revenues of $4,896,000 was mainly the result of an increase in prototype development contract revenues, primarily relating to work performed on the Navy 36.5 Megawatt (MW) motor program. Revenues in our SuperMachines business unit increased by $4,014,000 to $5,550,000 for the quarter ended June 30, 2003 from $1,536,000 for the quarter ended June 30, 2002. Approximately 88%, or $4,878,000, of this business unit’s first-quarter revenues related to the performance of design work on the 36.5 MW motor program, which began in March 2003. The remainder of SuperMachines’ revenue related to the completion of work on the 5 MW motor, which was delivered to the U.S. Navy in July 2003, and to work performed on the SuperVAR™ synchronous condenser prototype being developed for the Tennessee Valley Authority. SuperMachines’ revenues in the prior-year quarter were exclusively related to the 5 MW motor program.

Revenues in our AMSC Wires business unit increased by $879,000 to $1,097,000 for the quarter ended June 30, 2003 from $218,000 for the same period of the prior year. The growth in revenues in AMSC Wires in the first quarter of fiscal 2004, compared to the prior-year first quarter, was attributable to two factors. Product sales increased by $654,000 to $741,000 in the quarter ended June 30, 2003 from $87,000 in the prior-year quarter, due to a higher level of 1G wire sales, our first delivery of second generation (2G) wire to a customer, and the beginning of work on a project to install an HTS power cable in the transmission grid of the Long Island Power Authority (LIPA). Contract revenues also grew by $225,000 to $356,000 from $131,000 due to a higher level of work performed on two Phase II Small Business Innovation Research (SBIR) grants with the Department of Energy and the National Institutes of Health, both focused on 2G wire development.

Revenues in the Power Electronic Systems business unit were $1,109,000 for the quarter ended June 30, 2003 compared to $1,106,000 for the same period of the prior year. An increase in product sales due to the delivery of one D-VAR™ system was offset by a lower level of prototype development contract revenues on our ongoing Power Electronic Building Blocks (PEBB) program with the Navy.

For the three months ended June 30, 2003, we recorded approximately $313,000 in funding under two government cost-sharing agreements with the U.S. Air Force and the Department of Commerce. For the three months ended June 30, 2002, we recorded approximately $103,000 of funding under the U.S. Air Force agreement. We anticipate that a portion of our funding in the future will continue to come from cost-sharing agreements as we continue to develop joint programs with government agencies. Funding from government cost-sharing agreements is recorded as an offset to research and development and selling, general and administrative expenses, as required by government contract accounting guidelines, rather than as revenues.

Total costs and expenses for the quarter ended June 30, 2003 were $16,176,000 compared to $14,040,000 for the same period last year.

Costs of revenue—product sales and prototype development contracts increased by $4,042,000 to $8,273,000 for the three months ended June 30, 2003, compared to $4,231,000 for the same period of the prior year. This increase was directly related to the higher level of prototype development contract revenues with the U.S. Navy in the SuperMachines business unit. Also contributing to this increase was a $272,000 increase in costs (including building and equipment depreciation) related to the AMSC Wires business unit’s growing utilization of the Devens, Massachusetts manufacturing plant. Costs of revenue—contract revenue increased by $208,000 to $336,000 for the three months ended June 30, 2003, compared to $128,000 for the same period of the prior year. Costs of revenue—contract revenue increased proportionally with the higher level of contract revenue, particularly with regard to two Phase II SBIR grants with the Department of Energy and National Institute of Health.

Our research and development (“R&D”) expenditures are summarized as follows:

	Three Months Ended June 30,
	2003	2002
R&D expenses per Consolidated Statements of Operations	$4,863,000	$6,217,000
R&D expenditures classified as Costs of revenue	4,754,000	2,088,000
R&D expenditures offset by cost sharing funding	286,000	53,000

Pro forma R&D expenses	$9,903,000	$8,358,000

R&D expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost sharing funding) decreased to $4,863,000 in the three months ended June 30, 2003 from $6,217,000 for the same period last year. This amount decreased in the first three months of fiscal year 2004 when compared to the same period of 2003 as a result of a higher percentage of the R&D costs being classified as costs of revenue due to the higher level of funded prototype development contract work in SuperMachines. Pro forma R&D expenses, which include amounts classified as costs of revenue and amounts offset by cost sharing funding, increased to $9,903,000 in the three months ended June 30, 2003 from $8,358,000 for the same period last year. The increase in pro forma R&D spending in the first quarter of fiscal 2004, compared to the prior-year quarter, was the result of a $1,920,000 increase in material, subcontractor, and temporary labor costs in the SuperMachines business unit. This increase was partially offset by reduced R&D spending in the AMSC Wires and Power Electronic Systems business units, primarily due to headcount reductions in those two business units over the last year. A portion of the R&D expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost sharing funding.

Our selling, general and administrative (“SG&A”) expenditures are summarized as follows::

	Three Months Ended June 30,
	2003	2002
SG&A expenses per Consolidated Statements of Operations	$2,705,000	$3,464,000
SG&A expenditures classified as Costs of revenue	1,524,000	309,000
SG&A expenditures offset by cost sharing funding	27,000	50,000

Pro forma SG&A expenses	$4,256,000	$3,823,000

SG&A expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost sharing funding) decreased to $2,705,000 in the three months ended June 30, 2003 from $3,464,000 for the same period last year. This amount decreased in the first three months of fiscal year 2004 when compared to the same period of 2003 as a result of a higher percentage of the SG&A costs being classified as costs of revenue due to the higher level of funded prototype development contract work in SuperMachines. Pro forma SG&A expenses, which include amounts classified as costs of revenue and amounts offset by cost sharing funding, increased to $4,256,000 for the three months ended June 30, 2003, compared to $3,823,000 for the same period last year. This increase was primarily the result of a higher percentage of the rent and occupancy costs associated with our Westborough, MA headquarters now being classified as general and administrative expense rather than in costs of revenue — product sales and prototype development contracts and research and development expense. We have completed the relocation of our manufacturing workforce to Devens from Westborough, which is now partially unoccupied. A portion of the SG&A expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as SG&A expenses). Additionally, a portion of SG&A expenses was offset by cost sharing funding.

We present pro forma R&D and pro forma SG&A expenses, which are non-GAAP financial measures, because we believe this presentation provides useful information on our aggregate R&D and SG&A spending.

Non-operating expenses/Interest income

Interest income decreased to $35,000 in the three months ended June 30, 2003 from $371,000 in the same period of the prior year. This decrease in interest income reflects the lower cash balances available for investment as a result of cash being used to fund our operations and to purchase property, plant and equipment, as well as lower interest rates available on our investments. Other income (expense), net of $29,000 in the three months ended June 30, 2003 consisted primarily of gains from the sale of certain pieces of surplus equipment. Other income (expense), net of ($20,000) in the three months ended June 30, 2002 reflected taxes on investment income.

We expect to continue to incur operating losses until at least the end of the fiscal year ending March 31, 2005 as we continue to devote significant financial resources to our research and development activities and commercialization efforts.

Please refer to the “Future Operating Results” section below for a discussion of certain factors that may affect our future results of operations and financial condition.

Liquidity and Capital Resources

At June 30, 2003, we had cash, cash equivalents and long-term marketable securities of $12,101,000 compared to $20,049,000 at March 31, 2003. The principal uses of cash during the three months ended June 30, 2003 were $6,964,000 for the funding of our operations and $890,000 for the acquisition of equipment, primarily for our 2G wire process equipment.

We have potential funding commitments (excluding amounts included in accounts receivable) of approximately $87,440,000 to be received after June 30, 2003 from government and commercial customers, compared to $78,336,000 at March 31, 2003 and $10,891,000 at June 30, 2002. However, these current funding commitments, including $78,816,000 on U.S. government contracts, are subject to certain standard cancellation provisions. Additionally, several of our government contracts are being funded incrementally, and as such, are subject to the future authorization and appropriation of government funding on an annual basis. We have a history of successful performance under incrementally-funded contracts with the U. S. government.

Included in our current potential funding commitment amount is $60,548,000 relating to the Navy 36.5 MW motor contract, which represents the total base program value (excluding certain potential performance-based incentive fees) of $66,611,000, less the $6,063,000 of revenue recognized for the program through June 30, 2003.

Of the current commitment amount of $87,440,000 as of June 30, 2003, approximately 43% is billable to and potentially collectable from our customers within the next 12 months.

The possibility exists that we may pursue acquisition and joint venture opportunities in the future that may affect liquidity and capital resource requirements.

To date, inflation and foreign exchange have not had a material impact on our financial results.

We have generated operating losses since our inception in 1987 and expect to continue incurring losses until at least the end of fiscal 2005. Operating losses for the fiscal years ended March 31, 2003, 2002 and 2001 have contributed to net cash used by operating activities of $39,604,957, $26,456,387 and $26,424,059, respectively, for these periods. For the three months ended June 30, 2003, net cash used by operating activities was $6,964,107. Our average annual use of cash over this period is greater than our balance of cash, cash equivalents and long-term marketable securities at June 30, 2003 of $12,101,885.

In July 2003, we implemented approximately $5,000,000 of reductions in our operating and capital budgets for fiscal 2004, primarily through the elimination of 34 positions, including a reduction in force of 23 employees, or 8% of our workforce. Cuts were also made in controllable expenses and capital equipment purchase plans.

The cash savings from the aforementioned cost reduction actions combined with an increasing level of revenues for the remainder of the fiscal year are expected to lower our quarterly cash usage beginning in the second quarter of fiscal 2004. The revenue increase is supported by our receipt in March 2003 of the three-year 36.5 MW motor contract from the Office of Naval Research as well as our selection in April 2003 by the Department of Energy (DOE) as the prime contractor for an HTS cable project with LIPA.

To supplement our anticipated cash needs for operations as well as our investment in the second generation wire development program, we have been examining a number of options for raising additional capital. Based on these efforts over the last year, we signed in June 2003 non-binding letters of intent with three groups of investors to provide up to $50,000,000 in financing. These letters of intent are subject to satisfactory due diligence by these investors, the completion of formal legal documentation and approval of the financings by our shareholders. The $50,000,000 financing is expected to be comprised of a five-year term loan of up to $30,000,000 to be provided by a corporate finance company and several institutional investors with these amounts secured by our existing assets and additional assets projected to be acquired, excluding accounts receivable and inventory. In addition, three institutional investors have also signed a non-binding letter of intent to provide $10,000,000 in the form of subordinated notes that are convertible into our common stock. We have also signed a non-binding letter of intent with a commercial bank to provide up to $10,000,000 in the form of a working capital credit facility that is to be secured by our accounts receivable and inventory.

Each of the investor groups will also be issued warrants to acquire shares of our common stock. The conversion feature of the subordinated convertible notes combined with the warrants will trigger the NASDAQ requirement that our shareholders approve this $50,000,000 financing transaction prior to its closing. Consequently, should we be able to close this transaction, the earliest this would occur would be the end of September 2003. We expect that all of the contemplated financings will be required to close simultaneously. While we believe we will be able to complete the $50,000,000 financing transaction, we can make no assurance that such funds will be available, or available under terms acceptable to us, or that our shareholders will approve this financing transaction. In the event that this transaction cannot be completed, we are confident that we could obtain conventional mortgage financing on our Devens, MA manufacturing facility that, combined with our available cash, cash equivalents and long-term marketable securities, would be sufficient to satisfy our anticipated cash requirements for at least the next 12 months.

New Accounting Pronouncements

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

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). This accounting standard establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires that certain financial instruments that were previously classified as equity now be classified as a liability. This accounting standard is effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 will have an impact on its financial position or results of operations.

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

We have a history of operating losses, and we expect to continue to incur losses in the future.

We have been principally engaged in research and development activities. We have incurred net losses in each year since our inception. Our net loss for the first three months of fiscal 2004 was $8,356,000 and for fiscal 2003, fiscal 2002, and fiscal 2001 was $87,633,000, $56,985,000, and $21,676,000, respectively. Our accumulated deficit as of June 30, 2003 was $281,466,000.

We expect to continue to incur operating losses until at least the end of fiscal 2005, and there can be no assurance that we will ever achieve profitability.

We believe, based upon our current business plan, that our existing capital resources will be sufficient to fund our operations until the end of fiscal 2004. However, recognizing that we may need additional funds sooner than anticipated to fund current operations and to accelerate our investment in our second generation wire development program, we are currently pursuing financing transactions to raise additional capital to strengthen our cash position. There can be no assurance that such funds will be available, or available under terms acceptable to us. Please see the discussion under “Liquidity and Capital Resources” above.

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

We have limited experience in marketing and selling our products.

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

We may decide to enter into arrangements with third parties for the marketing or distribution of our products, including arrangements in which our products, such as HTS wire, are included as a component of a larger product, such as a motor. For example, we have a marketing and sales alliance with GE Industrial Systems giving GE the exclusive right to offer our Distributed-SMES (D-SMES) and D-VAR™ product lines in the United States and South America to utilities and the right to sell industrial Power Quality-Industrial Voltage Restorers (PQ-IVR™) to one of GE’s global industrial accounts. We also have a distribution agreement with Bridex Technologies Pte, Ltd., a power system solution integrator and technology company in

Singapore, whereby Bridex markets and sells our integrated power electronic systems within Asia Pacific markets. By entering into marketing and sales alliances, the financial benefits to us of commercializing our products are dependent on the efforts of others. We may not be able to enter into marketing or distribution arrangements with third parties on financially acceptable terms, and third parties may not be successful in selling our products or applications incorporating our products.

Our products face intense competition both from superconductor products developed by others and from traditional, non-superconductor products and alternative technologies.

As we begin to market and sell our superconductor products, we will face intense competition both from competitors in the superconductor field and from vendors of traditional products and new technologies. There are many companies in the United States, Europe, Japan and China engaged in the development of HTS products, including Sumitomo Electric Industries, Intermagnetics General, European Advanced Superconductors GmbH, Fujikura, Furukawa Electric, and Innova Superconductor Technology. The superconductor industry is characterized by rapidly changing and advancing technology. Our future success will depend in large part upon our ability to keep pace with advancing HTS and LTS technology and developing industry standards. Our SMES products and integrated power electronic products, such as D-VAR™, compete with a variety of other products such as dynamic voltage restorers (“DVRs”), static VAR compensators (“SVCs”), static compensators (“STATCOMS”), flywheels, power electronic converters and battery-based power supply systems. Competition for our PowerModules™ includes products from Ecostar, Inverpower, SatCon, Semikron and Trace. The HTS motor and generator products that we are developing face competition from copper wire-based motors and generators, and from permanent magnet motors that are being developed. Research efforts and technological advances made by others in the superconductor field or in other areas with applications to the power quality and reliability markets may render our development efforts obsolete. Many of our competitors have substantially greater financial resources, research and development, manufacturing and marketing capabilities than we have. In addition, as the HTS wire, HTS electric motors and generators, and power electronic systems markets develop, other large industrial companies may enter those fields and compete with us.

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

We own or have licensing rights under many patents and pending patent applications. However, the patents that we own or license may not provide us with meaningful protection of our technologies and may not prevent our competitors from using similar technologies, for a variety of reasons, such as:

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

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of June 30, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 2.	Changes in Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by this reference.

b)	Reports on Form 8-K

On May 14, 2003, we furnished a Current Report on Form 8-K, dated May 14, 2003, to report under Item 9 the information required by Item 12 with respect to financial results for the fiscal year ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SUPERCONDUCTOR CORPORATION

August 14, 2003	/s/ GREGORY J. YUREK
Date	Gregory J. Yurek Chairman of the Board, President and Chief Executive Officer

August 14, 2003	/s/ KEVIN M. BISSON
Date	Kevin M. Bisson Senior Vice President and Chief Financial Officer (Principal Financial Officer)

August 14, 2003	/s/ THOMAS M. ROSA
Date	Thomas M. Rosa Vice President of Finance and Accounting (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

†10.1	License Agreement, dated as of June 10, 2003, between the Registrant and Sumitomo Electric Industries, Ltd.

†10.2	Agreement, dated as of February 28, 2003, between the Registrant and the U.S. Office of Naval Research

†10.3	Fifth Amendment dated as of April 18, 2003 between the Registrant and the Massachusetts Institute of Technology (“M.I.T.”) amending the License Agreement dated as of July 6, 1987 between the Registrant and M.I.T.

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer—Certification pursuant to Rule13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested with respect to certain portions of this exhibit, which portions have been filed separately with the Securities and Exchange Commission.