Form 10-Q
period 2003-09-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2003-11-14
CIK 880807

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended: September 30, 2003

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	27,169,587
Class	Outstanding as of November 12, 2003

AMERICAN SUPERCONDUCTOR CORPORATION

INDEX

		Page No.

Part I – Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets September 30, 2003 (unaudited) and March 31, 2003		3

Consolidated Statements of Operations for the three months ended September 30, 2003 and 2002 (unaudited) and the six months ended September 30, 2003 and 2002 (unaudited)		4

Consolidated Statements of Comprehensive Loss for the three months ended September 30, 2003 and 2002 (unaudited) and the six months ended September 30, 2003 and 2002 (unaudited)		5

Consolidated Statements of Cash Flows for the six months ended September 30, 2003 and 2002 (unaudited)		6

Notes to Interim Consolidated Financial Statements		7-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

Part II - Other Information

Item 1.	Legal Proceedings	32

Item 2.	Changes in Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 5.	Other Information	32

Item 6.	Exhibits and Reports on Form 8-K	33

Signatures		34

Exhibit Index		35

AMERICAN SUPERCONDUCTOR CORPORATION

Consolidated Balance Sheets

	September 30, 2003	March 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,774,226	$18,487,752
Accounts receivable, net	6,405,346	5,446,007
Inventory	3,141,138	5,117,786
Prepaid expenses and other current assets	1,330,198	1,264,839

Total current assets	18,650,908	30,316,384

Property, plant and equipment:
Land	4,021,611	4,021,611
Construction in progress – building and equipment	4,552,695	8,773,458
Building	34,102,138	34,102,138
Equipment	37,209,176	31,966,730
Furniture and fixtures	4,158,119	4,167,345
Leasehold improvements	6,246,497	6,246,497

	90,290,236	89,277,779
Less: accumulated depreciation	(31,344,599)	(28,241,982)

Property, plant and equipment, net	58,945,637	61,035,797

Long-term marketable securities	1,043,816	1,561,120
Long-term inventory	3,250,000	3,250,000
Goodwill	1,107,735	1,107,735
Other assets	4,618,584	4,707,603

Total assets	$87,616,680	$101,978,639

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,100,080	$9,773,874
Deferred revenue	223,155	1,136,002

Total current liabilities	11,323,235	10,909,876

Long-term deferred revenue	3,250,000	3,250,000

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, $.01 par value
Authorized shares-50,000,000; shares issued and outstanding 21,407,540 and 21,293,772 at September 30, 2003 and March 31, 2003, respectively	214,075	212,938
Additional paid-in capital	362,153,888	361,024,689
Deferred compensation	(530,495)	(311,563)
Accumulated other comprehensive income	8,417	2,407
Accumulated deficit	(288,802,440)	(273,109,708)

Total stockholders’ equity	73,043,445	87,818,763

Total liabilities and stockholders’ equity	$87,616,680	$101,978,639

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Revenues:
Contract revenue	$197,669	$158,252	$553,446	$289,377
Product sales and prototype development contracts	9,416,684	4,321,303	16,817,214	7,050,151

Total revenues	9,614,353	4,479,555	17,370,660	7,339,528
Costs and expenses:
Costs of revenue-contract revenue	186,482	209,697	522,122	337,815
Costs of revenue-product sales and prototype development contracts	9,960,116	5,869,878	18,232,905	10,100,700
Research and development	3,111,352	5,609,542	7,974,409	11,826,877
Selling, general and administrative	2,367,594	3,292,129	5,072,442	6,756,052

Total costs and expenses	15,625,544	14,981,246	31,801,878	29,021,444

Operating loss	(6,011,191)	(10,501,691)	(14,431,218)	(21,681,916)

Interest income	47,538	255,415	82,057	626,221
Fees - abandoned debt financing	(1,355,934)	—	(1,355,934)	—
Other income (expense), net	(16,669)	23,849	12,363	4,029

Net loss	$(7,336,256)	$(10,222,427)	$(15,692,732)	$(21,051,666)

Net loss per common share
Basic and Diluted	$(0.34)	$(0.50)	$(0.73)	$(1.02)

Weighted average number of common shares outstanding
Basic and Diluted	21,381,882	20,571,386	21,362,905	20,553,379

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Net loss	$(7,336,256)	$(10,222,427)	$(15,692,732)	$(21,051,666)
Other comprehensive loss
Foreign currency translation	(2,805)	(1,303)	(11,964)	18,524
Unrealized gain (loss) on investments	2,581	(75,609)	5,956	(77,297)

Other comprehensive loss	(224)	(76,912)	(6,008)	(58,773)
Comprehensive loss	$(7,336,480)	$(10,299,339)	$(15,698,740)	$(21,110,439)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2003	2002
	(Unaudited)
Cash flows from operating activities:
Net loss	$(15,692,732)	$(21,051,666)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	3,609,038	3,369,450
Loss on disposal of PP&E and abandoned patents	36,071	—
Amortization of deferred compensation expense	119,963	69,156
Amortization of deferred warrant costs	26,646	98,842
Stock compensation expense	19,404	7,189
Changes in operating asset and liability accounts :
Accounts receivable	(959,339)	282,398
Inventory-current and long-term	1,976,648	53,587
Prepaid expenses and other current assets	(65,305)	(131,088)
Accounts payable and accrued expenses	1,326,206	(9,032,525)
Deferred revenue - current and long-term	(912,847)	(833,991)

Net cash used in operating activities	(10,516,247)	(27,168,648)
Cash flows from investing activities:
Purchase of property and equipment	(1,106,582)	(6,098,785)
Purchase of long-term marketable securities	—	(770,000)
Proceeds from the sale of property and equipment	31,935	—
Sale of long-term marketable securities	523,260	7,567,196
Increase in other assets	(391,283)	(418,308)

Net cash (used in) provided by investing activities	(942,670)	280,103
Cash flows from financing activities:
Net proceeds from issuance of common stock	745,391	594,688

Net cash provided by financing activities	745,391	594,688

Net decrease in cash and cash equivalents	(10,713,526)	(26,293,857)
Cash and cash equivalents at beginning of period	18,487,752	37,170,927

Cash and cash equivalents at end of period	$7,774,226	$10,877,070

Supplemental schedule of cash flow information:
Noncash issuance of common stock	$139,367	$421,845

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of the Business:

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

The Company has generated operating losses since its inception in 1987 and expects to continue incurring losses until at least the end of fiscal 2005. Operating losses for the fiscal years ended March 31, 2003, 2002 and 2001 have contributed to net cash used by operating activities of $39,604,957, $26,456,387 and $26,424,059, respectively, for these periods. For the six months ended September 30, 2003, net cash used by operating activities was $10,516,247.

In July 2003, the Company implemented reductions in its operating and capital budgets for fiscal 2004, primarily through the elimination of 34 positions, including a reduction in force of 23 employees, or 8% of its workforce. Cuts were also made in controllable expenses. In connection with the July 2003 reduction in force, the Company incurred approximately $191,000 of severance and related costs, which were substantially paid in the second quarter of fiscal 2003 and which are reported under selling, general, and administrative (“SG&A”) expenses.

The Company had cash, cash equivalents, and long-term marketable securities of $8,818,042 as of September 30, 2003. To supplement the Company’s anticipated cash needs for operations, as well as its investment in the second generation (2G) wire development program, the Company issued 5,721,250 shares of its common stock in a public equity offering in October 2003 that raised $51,147,975 after deducting underwriting commissions and discounts. See Note 12 – Subsequent Events for further details regarding this transaction.

The Company currently derives a portion of its revenue from research and development contracts. The Company recorded contract revenue related to research and development contracts of $197,669 and $158,252 for the three months ended September 30, 2003 and 2002, respectively. For the six months ended September 30, 2003 and 2002, contract revenue was $553,446 and $289,377, respectively. In addition, the Company recorded prototype development contract revenue on U.S. Navy and other contracts of $6,643,755 and $2,044,730, which are included under “Revenues – Product sales and prototype development contracts,” in the three months ended September 30, 2003 and 2002, respectively. For the six months ended

September 30, 2003 and 2002, prototype development contract revenue on U.S. Navy and other contracts was $12,193,649 and $4,316,341, respectively.

Costs of revenue include research and development (“R&D”) and SG&A expenses that are incurred in the performance of these development contracts.

R&D and SG&A expenses included as costs of revenue for these development contracts were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
R&D expenses	$6,685,255	$2,441,988	$11,439,342	$4,529,735
SG&A expenses	$1,602,198	$342,791	$3,126,851	$651,536

2.	Basis of Presentation:

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The unaudited consolidated financial statements of the Company presented herein have been prepared in accordance with the SEC’s instructions to Form 10-Q and as such do not include all of the information and note disclosures included in annual financial statements prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosure normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended September 30, 2003 and 2002 and the financial position at September 30, 2003.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. The Company suggests that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the fiscal year ended March 31, 2003 which are contained in the Company’s Annual Report on Form 10-K covering the fiscal year ended March 31, 2003.

There has been no material change to the Company’s significant accounting policies from those disclosed in the Company’s Annual Report on Form 10-K.

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

Had compensation cost for awards granted under the Company’s stock-based compensation plan been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on certain financial information of the Company would have been as follows:

	For the three months ended September 30,		For the six months ended September 30,
	2003	2002	2003	2002
Net loss	$(7,336,256)	$(10,222,427)	$(15,692,732)	$(21,051,666)
Add: Stock compensation expense under APB 25	65,961	34,578	119,963	69,156
Less: Stock compensation, net of tax, had all options been recorded at fair value per SFAS 123	(949,757)	(1,681,451)	(1,899,515)	(3,362,902)

Pro forma net loss	$(8,220,052)	$(11,869,300)	$(17,472,284)	$(24,345,412)

Weighted average shares, basic and diluted	21,381,882	20,571,386	21,362,905	20,553,379
Net loss per share, as reported	$(0.34)	$(0.50)	$(0.73)	$(1.02)
Net loss per share, pro forma	$(0.38)	$(0.58)	$(0.82)	$(1.18)

The pro forma amounts include the effects of all activity under the Company’s stock-based compensation plans since April 1, 1998. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:

	For the three months ended September 30,		For the six months ended September 30,
	2003	2002	2003	2002
Dividend yield	None	None	None	None
Expected volatility	100%	101%	100%	101%
Risk-free interest rate	4.0%	4.0%	4.0%	4.0%
Expected life (years)	6.5	6.5	6.5	6.5

	For the three months ended September 30,		For the six months ended September 30,
	2003	2002	2003	2002
Weighted average fair value of options granted at fair market value	N/A	$3.41	$2.87	$7.13

The above amounts may not be indicative of future expense because amounts are recognized over the vesting period and the Company expects it will have additional grants and related activity under these plans in the future.

4.	Net Loss Per Common Share:

Basic Earnings Per Share (“EPS”) excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS includes dilution and is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. Common equivalent shares include the dilutive effect of stock options and warrants. For the three months ended September 30, 2003 and 2002, common equivalent shares of 3,430,830 and 4,969,150 were not included in the calculation of diluted EPS as their effect was antidilutive. For the six months ended September 30, 2003 and 2002, common equivalent shares of 4,074,330 and 4,865,047 were not included in the calculation of diluted EPS as their effect was antidilutive.

5.	Accounts Receivable:

Accounts receivable at September 30, 2003 and March 31, 2003 consisted of the following:

	September 30, 2003	March 31, 2003
Accounts Receivable (billed)	$4,136,076	$4,828,214
Accounts Receivable (unbilled)	4,926,755	3,275,278
Less: Allowance for Doubtful Accounts	(2,657,485)	(2,657,485)

Accounts Receivable, net	$6,405,346	$5,446,007

6.	Inventories:

Inventories at September 30, 2003 and March 31, 2003 consisted of the following:

	September 30, 2003	March 31, 2003
Raw materials	$595,170	$1,217,033
Work-in-progress	1,971,673	2,250,321
Finished goods	574,295	1,650,432

Inventory	$3,141,138	$5,117,786

7.	Long-term Inventory and Deferred Revenue:

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

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at September 30, 2003 and March 31, 2003 consisted of the following:

	September 30, 2003	March 31, 2003
Accounts payable	$4,768,283	$3,721,307
Accrued employee stock purchase plan	185,567	199,567
Accrued expenses	5,505,401	5,184,644
Accrued vacation	640,829	668,356

Accounts payable and accrued expenses	$11,100,080	$9,773,874

9.	Commitments and Contingencies

Under Delaware law, the Company is required to indemnify its officers and directors for liabilities incurred under certain circumstances. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make is unlimited; however, the Company has a Director and Officer insurance policy that limits its indemnification exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes its indemnification exposure is minimal. These indemnification obligations were grandfathered under the provisions of FIN No. 45 as they were in effect prior to March 31, 2003. Accordingly, the Company has no liabilities recorded under FIN No. 45 as of September 30, 2003.

The Company received notice on November 5, 2003 of a lawsuit filed against it by TM Capital Corp., a past financial advisor to the Company, under which TM Capital claims to be entitled to cash and equity compensation with respect to the Company’s October 2003 public equity offering. Specifically, TM Capital is requesting a cash payment in excess of $1,600,000 and warrants to purchase over 170,000 shares of the Company’s common stock at an exercise price of $9.50 per share. As the Company believes it has meritorious defenses to this lawsuit and the Company cannot at this time conclude that potential losses associated with this litigation are probable based on SFAS No. 5, “Accounting for Contingencies”, the Company has not recorded any liability on its balance sheet as of September 30, 2003 nor any expense to its Statement of Operations.

10.	Cost-Sharing Arrangements:

The Company has entered into several cost-sharing arrangements with various agencies of the United States government. Funds paid to the Company under these agreements are not reported as revenues but are used to directly offset the Company’s research and development and selling, general and administrative expenses, and to purchase capital equipment. The Company recorded costs and funding under these agreements of $446,713 and $153,647 for the three months ended September 30, 2003 and 2002, respectively. For the six months ended September 30, 2003 and 2002, government cost sharing funding was $759,432 and $256,968, respectively. At September 30, 2003, total funding received inception to date under these agreements was $14,937,000. Future funding expected to be received over the next 12 months under the existing agreements is approximately $2,706,000, subject to continued future funding allocations.

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

The SuperMachines business segment develops and commercializes electric motors, generators, and synchronous condensers based on HTS wire. Its primary focus for motors and generators is on ship propulsion.

The Power Electronic Systems business segment develops and sells power electronic converters and designs, manufactures and sells integrated systems based on those converters for power quality and reliability solutions and for wind farm applications.

The operating results for the three business segments are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Revenues
AMSC Wires	$2,361,334	$374,354	$3,458,458	$591,987
SuperMachines	6,407,755	1,604,295	11,957,649	3,140,144
Power Electronic Systems	845,264	2,500,906	1,954,553	3,607,397

Total	$9,614,353	$4,479,555	$17,370,660	$7,339,528

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Operating income (loss)
AMSC Wires	$(4,701,708)	$(6,705,307)	$(11,035,383)	$(13,685,285)
SuperMachines	498,303	(1,950,279)	510,161	(3,713,000)
Power Electronic Systems	(1,454,825)	(1,380,787)	(3,278,890)	(3,488,793)
Unallocated corporate expense	(352,961)	(465,318)	(627,106)	(794,838)

Total	$(6,011,191)	$(10,501,691)	$(14,431,218)	$(21,681,916)

The assets for the three business segments (plus Corporate Cash) are as follows:

	For the period ended
	September 30, 2003	March 31, 2003
Assets
AMSC Wires	$64,031,615	$66,393,042
SuperMachines	5,706,216	4,992,328
Power Electronic Systems	9,060,807	10,544,397
Corporate cash and marketable securities	8,818,042	20,048,872

Total	$87,616,680	$101,978,639

The accounting policies of the business segments are the same as those for the consolidated Company, except that certain corporate expenses which the Company does not believe are specifically attributable or allocable to any of the three business segments have been excluded from the segment operating income (loss).

12.	Subsequent Events:

In October 2003, the Company completed a public offering of 5,721,250 shares of its common stock at $9.50 per share. Net proceeds from the offering (after deducting underwriting discounts and commissions, but before deducting offering expenses) were $51,147,975. Net proceeds from the offering are to be used primarily for working capital and general corporate purposes, including the scale-up of pilot manufacturing for 2G HTS wire.

13.	Abandoned Debt Financing:

Fees – abandoned debt financing of $1,355,934 for the three and six months ended September 30, 2003 represented various fees and expenses incurred in connection with the Company’s previously-announced debt financing transaction that the Company decided not to pursue in August 2003 in favor of a public equity offering, which the Company completed in October 2003. None of these costs are related to the lawsuit filed against the Company in November 2003 by TM Capital Corp. (see Note 9 – Commitments and Contingencies).

14.	New Accounting Pronouncements:

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. Variable interest entities have been commonly referred to as special-purpose entities or off-balance sheet structures. This Interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. This accounting interpretation is effective immediately for all variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003, this interpretation is effective as of the end of the first reporting period after December 15, 2003. The Company does not expect that this Interpretation will have a material impact on its financial position or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150). This accounting standard establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires that certain financial instruments that were previously classified as equity now be classified as a liability. This accounting standard is effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 will have an impact on its financial position or results of operations.

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

Some of our contracts contain incentive provisions, which are based upon performance in relation to established targets. Revenues related to the incentive provisions are recorded upon the achievement of the performance milestones.

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

Long-Lived Assets. We periodically evaluate our long-lived assets for potential impairment under Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We perform these evaluations whenever events or circumstances suggest that the carrying amount of an asset or group of assets is not recoverable. Our judgments regarding the existence of impairment indicators are based on market and operational performance. Indicators of potential impairment include:

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

Goodwill. Goodwill represents the excess of cost over net assets of acquired businesses that are consolidated. Pursuant to SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill is not amortized. In lieu of amortization, we perform an impairment review of our goodwill at least annually or when events and changes in circumstances indicate the need for such a detailed impairment loss analysis, as prescribed by SFAS 142. To date, no triggering event has occurred requiring us to perform an interim goodwill impairment test. A future impairment test could determine that goodwill is impaired, which would result in a charge to earnings.

Acquisition accounting. We account for our acquisitions under the purchase method of accounting pursuant to SFAS No. 141 “Business Combinations.” In June 2000, we acquired in a business combination substantially all of the assets of Integrated Electronics, LLC (“IE”), as well as IE’s employees and facility lease. The IE acquisition was accounted for under the purchase method of accounting. Goodwill of $1,329,282 represented the excess of the purchase price of $1,833,125 over the fair value of the acquired assets of $503,843 at June 1, 2000. Goodwill was $1,107,735 at September 30, 2003 and March 31, 2003.

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

The SuperMachines business segment develops and commercializes electric motors, generators, and synchronous condensers based on HTS wire. Its primary focus for motors and generators is on ship propulsion.

The Power Electronic Systems business segment develops and sells power electronic converters and designs, manufactures and sells integrated systems based on those converters for power quality and reliability solutions and for wind farm applications.

Total revenues during the three months ended September 30, 2003 were $9,614,000, a 115% increase compared to the $4,480,000 of revenue recorded for the same period a year earlier. For the six months ended September 30, 2003, revenues were $17,371,000, a 137% increase over the $7,340,000 of revenue recorded in the comparable period of the prior year.

	For the three months ended		For the six months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Revenues
SuperMachines	$6,408,000	$1,605,000	$11,958,000	$3,140,000
AMSC Wires	2,361,000	374,000	3,458,000	592,000
Power Electronic Systems	845,000	2,501,000	1,955,000	3,608,000

Total	$9,614,000	$4,480,000	$17,371,000	$7,340,000

The increase in consolidated revenues of $5,134,000 for the three months ended September 30, 2003 and $10,031,000 for the six months ended September 30, 2003, compared to the same prior-year periods, was mainly the result of an increase in prototype development contract revenues, primarily relating to work performed on the Navy 36.5 Megawatt (MW) motor program.

Revenues in our SuperMachines business unit increased by $4,803,000 to $6,408,000 for the quarter ended September 30, 2003 from $1,605,000 for the quarter ended September 30, 2002. For the six months ended September 30, 2002, revenues in SuperMachines were $11,958,000 compared to $3,140,000 in the comparable period of the prior year, an increase of $8,818,000. Approximately 88% of this business unit’s revenues, or $5,625,000 for the three months ended September 30, 2003 and $10,503,000 for the six months ended September 30, 2003, related to the performance of design work on the 36.5 MW motor program, which began in March 2003. The remainder of SuperMachines’ revenue related to the completion of work on the 5 MW motor, which was delivered to the U.S. Navy in July 2003, and to work performed on the SuperVARTM synchronous condenser prototype being developed for the Tennessee Valley Authority. SuperMachines’ revenues in the three and six-month periods ended September 30, 2002 were exclusively related to the 5 MW motor program.

Revenues in our AMSC Wires business unit increased by $1,987,000 to $2,361,000 for the quarter ended September 30, 2003 from $374,000 for the same period of the prior year. For the six months ended September 30, 2003, revenues increased by $2,866,000 to $3,458,000 from $592,000 for the comparable period of the prior year. The growth in revenues in AMSC Wires in the second quarter of fiscal 2004, compared to the prior-year second quarter, was attributable to two factors. Product sales increased by $1,947,000 to $2,163,000 in the quarter ended September 30, 2003 from $216,000 in the prior-year quarter, due to a higher level of 1G wire sales and the first full quarter of work on a project to install an HTS power cable in the transmission grid of the Long Island Power Authority (LIPA). Contract revenues also grew by $40,000 to $198,000 from $158,000 due primarily to a higher level of work performed on two Phase II Small Business Innovation Research (SBIR) grants with the Department of Energy and the National Institutes of Health, both focused on 2G wire development. The growth in revenues in AMSC Wires in the first six months of fiscal 2004, compared to the same prior-year period, was attributable to the same two factors. Product sales increased by $2,602,000 to $2,905,000 in the six months ended September 30, 2003 from $303,000 in the comparable prior-year period, due to a higher level of 1G wire sales, our first delivery of second generation (2G) wire to a customer, and work performed on the project to install an HTS power cable in the transmission grid of the Long Island Power Authority (LIPA). Contract revenues also grew by $264,000 to $553,000 from $289,000 due primarily to a higher level of work performed on two Phase II SBIR grants with the Department of Energy and the National Institutes of Health, both focused on 2G wire development.

Revenues in the Power Electronic Systems business unit were $845,000 for the quarter ended September 30, 2003, compared to $2,501,000 for the same period of the prior year, and $1,955,000 for the six months ended September 30, 2003, compared to $3,608,000 for the same period of the prior year. Contributing to the lower revenues in this business unit were fewer product sales and a lower level of prototype development contract revenues on our ongoing Power Electronic Building Blocks (PEBB) program with the U.S. Navy.

For the three months and six months ended September 30, 2003, we recorded $447,000 and $760,000, respectively, in funding under three government cost-sharing agreements with the U.S. Air Force, the Department of Commerce and the Department of Energy. For the three months and six months ended September 30, 2002, we recorded $154,000 and $257,000, respectively, of funding under the U.S. Air Force agreement. We anticipate that a portion of our funding in the future will continue to come from cost-sharing agreements as we continue to develop joint programs with government agencies. Two new cost-sharing awards worth up to $2,900,000 in multi-year funding were received in September 2003 from the Department of Energy and the U.S. Air Force. Funding from government cost-sharing agreements is recorded as an offset to research and development and selling, general and administrative expenses, as required by government contract accounting guidelines, rather than as revenues.

Total costs and expenses for the quarter ended September 30, 2003 were $15,626,000 compared to $14,981,000 for the same period last year. Total costs and expenses for the six months ended September 30, 2003 were $31,802,000 compared to $29,021,000 for the same period last year.

Costs of revenue – product sales and prototype development contracts increased by $4,090,000 to $9,960,000 for the three months ended September 30, 2003, compared to $5,870,000 for the same period of the prior year. Costs of revenue – product sales and prototype development contracts increased by $8,132,000 to $18,233,000 for the six months ended September 30, 2003, compared to $10,101,000 for the same period of the prior year. These increases were directly related to the higher level of prototype development contract revenues with the U.S. Navy in the SuperMachines business unit. Costs of revenue – contract revenue decreased by $24,000 to $186,000, compared to $210,000 for the same period of the prior year, due to improved contract cost performance, leading to more favorable margins, in the quarter ended September 30, 2003. Costs of revenue – contract revenue increased by $184,000 to $522,000 for the six months ended September 30, 2003, compared to $338,000 for the same period of the prior year. Costs of revenue – contract revenue for the six-month periods ended September 30, 2003 increased with the higher level of contract revenue, particularly with regard to two Phase II SBIR grants with the Department of Energy and National Institutes of Health.

Our research and development (“R&D”) expenditures are summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
R&D expenses per Consolidated Statements of Operations	$3,111,000	$5,610,000	$7,974,000	$11,827,000
R&D expenditures classified as Costs of revenue	6,685,000	2,442,000	11,439,000	4,530,000
R&D expenditures offset by cost sharing funding	417,000	79,000	703,000	132,000

Pro forma R&D expenses	$10,213,000	$8,131,000	$20,116,000	$16,489,000

R&D expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost sharing funding) decreased to $3,111,000 in the three months ended September 30, 2003 from $5,610,000 for the same period last year. R&D expenses decreased to $7,974,000 in the six months ended September 30, 2003 from $11,827,000 for the same period last year. These amounts decreased in the three months and six months ended September 30, 2003 when compared to the same periods of the prior year primarily as a result of a higher percentage of the R&D costs being classified as costs of revenue due to the higher level of funded prototype development contract work in SuperMachines. Pro forma R&D expenses, which include amounts classified as costs of revenue and amounts offset by cost sharing funding, increased to $10,213,000 in the three months ended September 30, 2003 from $8,131,000 for the same period last year. Pro forma R&D expenses increased to $20,116,000 in the six months ended September 30, 2003 from $16,489,000 for the same period last year. The increase in pro forma R&D spending in the three months and six months ended September 30, 2003, when compared to the same periods of the prior year, was the result of increases of $1,185,000 and $3,105,000, respectively, in material, subcontractor, and temporary labor costs in the SuperMachines business unit and higher subcontract spending on the LIPA program of $1,328,000 and $1,504,000, respectively. These increases were partially offset by reduced R&D spending in the AMSC Wires and Power Electronic Systems business units, primarily due to headcount reductions in those two business units over the last year. A portion of the R&D expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost sharing funding.

Our selling, general and administrative (“SG&A”) expenditures are summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
SG&A expenses per Consolidated Statements of Operations	$2,368,000	$3,292,000	$5,072,000	$6,756,000
SG&A expenditures classified as Costs of revenue	1,602,000	343,000	3,127,000	652,000
SG&A expenditures offset by cost sharing funding	30,000	74,000	57,000	124,000

Pro forma SG&A expenses	$4,000,000	$3,709,000	$8,256,000	$7,532,000

SG&A expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost sharing funding) decreased to $2,368,000 in the three months ended September 30, 2003 from $3,292,000 for the same period last year. SG&A expenses decreased to $5,072,000 in the six months ended September 30, 2003 from $6,756,000 for the same period last year. These amounts decreased in the three and six months ended September 30, 2003 when compared to the same period of the prior year primarily as a result of a higher percentage of the SG&A costs being classified as costs of revenue due to the higher level of funded prototype development contract work in SuperMachines. Pro forma SG&A expenses, which include amounts classified as costs of revenue and amounts offset by cost sharing funding, increased to $4,000,000 for the three months ended September 30, 2003, compared to $3,709,000 for the same period last year. Pro forma SG&A expenses increased to $8,256,000 for the six months ended September 30, 2003, compared to $7,532,000 for the same period last year. These increases were primarily the result of higher legal and other professional service fees, as well as a higher percentage of the rent and occupancy costs associated with our Westborough, MA corporate headquarters now being classified as general and administrative expense rather than in costs of revenue – product sales and prototype development contracts and research and development expense. We have completed the relocation of our manufacturing workforce to Devens from Westborough, which is now partially unoccupied. In addition, we incurred approximately $191,000 of severance and related costs in July 2003 in connection with the termination of 23 employees, an 8% reduction in force. These costs were substantially paid in the quarter ended September 30, 2003. A portion of the SG&A expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as SG&A expenses). Additionally, a portion of SG&A expenses was offset by cost sharing funding.

We present pro forma R&D and pro forma SG&A expenses, which are non-GAAP financial measures, because we believe this presentation provides useful information on our aggregate R&D and SG&A spending.

Non-operating expenses/Interest income

Interest income decreased to $48,000 in the three months ended September 30, 2003 from $255,000 in the same period of the prior year. Interest income decreased to $82,000 in the six months ended September 30, 2003 from $626,000 in the same period of the prior year. These decreases in interest income reflect the lower cash balances available for investment, as well as lower interest rates available on our investments.

Fees - abandoned debt financing of $1,356,000 for the three and six months ended September 30, 2003 represented various fees and expenses incurred in connection with our previously-announced debt financing transaction that we decided not to pursue in August 2003 in favor of a public equity offering, which we completed in October 2003. None of these costs related to the lawsuit filed against us in November 2003 by TM Capital Corp. TM Capital is requesting a cash payment in excess of $1,600,000 and warrants to purchase over 170,000 shares of our common stock at an exercise price of $9.50 per share. As we believe we have meritorious defenses to this lawsuit and we cannot at this time conclude that potential losses associated with this litigation are probable, we have not recorded any liability on our balance sheet as of September 30, 2003 nor any expense to our Statement of Operations relating to the TM Capital lawsuit.

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

Liquidity and Capital Resources

At September 30, 2003, we had cash, cash equivalents and long-term marketable securities of $8,818,000 compared to $20,049,000 at March 31, 2003. For the first six months of fiscal 2004, our use of cash was $11,231,000. The principal uses of cash during the six months ended September 30, 2003 were net losses of $15,693,000, partially offset by depreciation and amortization of $3,609,000 and lower inventory of $1,977,000. Cash used in investing activities of $943,000, consisting primarily of $1,107,000 in capital expenditures, was partially offset by cash provided by financing activities of $745,000 derived from proceeds from the exercise of stock options. For the three-month period ended September 30, 2003, our use of cash was $3,283,000, compared to $7,948,000 in the quarter ended June 30, 2003, as a result of several factors, including a lower net loss and lower accounts receivable and inventory balances.

We have generated operating losses since our inception in 1987 and expect to continue incurring losses until at least the end of fiscal 2005. Operating losses for the fiscal years ended March 31, 2003, 2002, and 2001 have contributed to net cash used by operating activities of $39,605,000, $26,456,000, and $26,424,000, respectively, for these periods. For the six months ended September 30, 2003, net cash used by operating activities was $10,516,000.

In July 2003, we implemented approximately $5,000,000 of reductions in our operating and capital budgets for fiscal 2004, primarily through the elimination of 34 positions, including a reduction in force of 23 employees, or 8% of our workforce. Cuts were also made in controllable expenses.

In October 2003, we completed a public equity offering of 5,721,250 shares of our common stock that generated net proceeds, after deducting underwriting discounts and commissions, of $51,147,975, in order to supplement our anticipated cash needs for operations as well as our investment in the 2G wire development program. Although our cash requirements fluctuate based on a variety of factors, including customer adoption of our products and our research and development efforts to commercialize our products, we believe that with the proceeds from the public stock offering in October 2003, our available cash will be sufficient to fund our working capital, capital expenditures, and other cash requirements for at least the next 12 months.

We have potential funding commitments (excluding amounts included in accounts receivable) of approximately $82,125,000 to be received after September 30, 2003 from government and commercial customers, compared to $78,336,000 at March 31, 2003 and $8,715,000 at September 30, 2002. However, these current funding commitments, including $71,898,000 on U.S. government contracts, are subject to certain standard cancellation provisions. Additionally, several of our government contracts are being funded incrementally, and as such, are subject to the future authorization and appropriation of government funding on an annual basis. We have a history of successful performance under incrementally-funded contracts with the U.S. government.

Included in our current potential funding commitment amount is $54,923,000 relating to the Navy 36.5 MW motor contract, which represents the total base program value (excluding certain potential performance-based incentive fees) of $66,611,000, less the $11,688,000 of revenue recognized for the program through September 30, 2003.

Of the current commitment amount of $82,125,000 as of September 30, 2003, approximately 49% is billable to and potentially collectable from our customers within the next 12 months.

The possibility exists that we may pursue acquisition and joint venture opportunities in the future that may affect liquidity and capital resource requirements.

To date, inflation and foreign exchange have not had a material impact on our financial results.

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. Variable interest entities have been commonly referred to as special-purpose entities or off-balance sheet structures. This Interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. This accounting interpretation is effective immediately for all variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003, this interpretation is effective as of the end of the first reporting period after December 15, 2003. The Company does not expect that this Interpretation will have an impact on its financial position or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150). This accounting standard establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires that certain financial instruments that were previously classified as equity now be classified as a liability. This accounting standard is effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 will have an impact on its financial position or results of operations.

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

We have been principally engaged in research and development activities. We have incurred net losses in each year since our inception. Our net loss for the six months ended September 30, 2003 was $15,693,000, and for the fiscal years ended March 31, 2003, March 31, 2002, and March 31, 2001 was $87,633,000, $56,985,000, and $21,676,000, respectively. Our accumulated deficit as of September 30, 2003 was $288,802,000. We expect to continue to incur operating losses until at least the end of fiscal 2005, and there can be no assurance that we will ever achieve profitability.

We had cash, cash-equivalents and long-term marketable securities totaling $8,818,000 at September 30, 2003. In October 2003, we completed a public offering of 5,721,250 shares of our common stock that generated net proceeds, after deducting underwriting discounts and commissions, of $51,147,975. With the proceeds from this stock offering in October 2003, we believe our available cash will be sufficient to fund our working capital, capital expenditures, and other cash requirements for at least the next 12 months. However, we may need additional funds sooner than anticipated if our performance deviates significantly from our current business plan, if there are significant changes in competitive or other market factors, or if unforeseen circumstances arise. Such funds may not be available, or may not be available under terms acceptable to us.

There are a number of technological challenges that must be successfully addressed before our superconductor products can gain widespread commercial acceptance, and our inability to address such technological challenges could adversely affect our ability to acquire customers for our products.

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

We have limited experience manufacturing our HTS products in commercial quantities, and failure to manufacture our HTS products in commercial quantities at acceptable costs and quality levels could impair our ability to meet customer delivery requirements.

To be financially successful, we will have to manufacture our products in commercial quantities at acceptable costs while also preserving the quality levels we have achieved in manufacturing these products in limited quantities. This presents a number of technological and engineering challenges for us. In particular, we will need to improve the manufacturing yields we are achieving in the initial stage of operation of our new manufacturing plant located in Devens, MA. We cannot make assurances that we will be successful in developing product designs and manufacturing processes that permit us to manufacture our HTS products in commercial quantities at commercially acceptable costs while preserving quality. In addition, we may incur significant unforeseen expenses in our product design and manufacturing efforts. The failure to manufacture a sufficient quantity of HTS wire at acceptable quality levels could impair our ability to meet customer delivery commitments and adversely affect our revenue and cash flow.

We have limited experience in marketing and selling our products, and our failure to effectively market and sell our products could adversely affect our revenue and cash flow.

To date, we have only limited experience marketing and selling our products, and there are very few people anywhere who have significant experience marketing or selling superconductor products. Once our products are ready for widespread commercial use, we will have to develop a marketing and sales organization that will effectively demonstrate the advantages of our products over both more traditional products and competing superconductor products or other technologies. We may not be successful in our efforts to market this new and unfamiliar technology, and we may not be able to establish an effective sales and distribution organization.

We may decide to enter into arrangements with third parties for the marketing or distribution of our products, including arrangements in which our products, such as HTS wire, are included as a component of a larger product, such as a motor. For example, we have a marketing and sales alliance with GE Industrial Systems giving GE the exclusive right to offer our Distributed-SMES (D-SMES) and D-VAR ® product lines in the United States and South America to utilities and the right to sell industrial Power Quality-Industrial Voltage Restorers (PQ-IVR ™ ) to one of GE’s global industrial accounts. We also have a distribution agreement with Bridex Technologies Pte, Ltd., a power system solution integrator and technology company in Singapore, whereby Bridex markets and sells our integrated power electronic systems within Asia Pacific markets. By entering into marketing and sales alliances, the financial benefits to us of commercializing our products are dependent on the efforts of others. We may not be able to enter into marketing or distribution arrangements with third parties on financially acceptable terms, and third parties may not be successful in selling our products or applications incorporating our products.

Our products face intense competition both from superconductor products developed by others and from traditional, non-superconductor products and alternative technologies, which could limit our ability to acquire or retain customers.

As we begin to market and sell our superconductor products, we will face intense competition both from competitors in the superconductor field and from vendors of traditional products and new technologies. There are many companies in the United States, Europe, Japan and China engaged in the development of HTS products, including Sumitomo Electric Industries, Intermagnetics General, European Advanced Superconductors GmbH, Fujikura, Furukawa Electric, and Innova Superconductor Technology. The superconductor industry is characterized by rapidly changing and advancing technology. Our future success will depend in large part upon our ability to keep pace with advancing HTS and LTS technology and developing industry standards. Our SMES products and integrated power electronic products, such as D-VAR ® , compete with a variety of other products such as dynamic voltage restorers (DVRs), static VAR compensators (SVCs), static compensators (STATCOMS), flywheels, power electronic converters and battery-based power supply systems. Competition for our PowerModules ™ includes products from Ecostar, Inverpower, SatCon, Semikron and Trace. The HTS motor and generator products that we are developing face competition from copper wire-based motors and generators, and from permanent magnet motors that are being developed. Research efforts and technological advances made by others in the superconductor field or in other areas with applications to the power quality and reliability markets may render our development efforts obsolete. Many of our competitors have substantially greater financial resources, research and development, manufacturing and marketing capabilities than we have. In addition, as the HTS wire, HTS electric motors and generators, and power electronic systems markets develop, other large industrial companies may enter those fields and compete with us. If we are unable to compete successfully, it may harm our business, which in turn may limit our ability to acquire or retain customers.

Third parties have or may acquire patents that cover the high temperature superconductor materials we use or may use in the future to manufacture our products, and our success depends on our ability to license such patents or other proprietary rights.

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

Our patents may not provide meaningful protection for our technology, which could result in us losing some or all of our market position.

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

Moreover, we could incur substantial litigation costs in defending the validity of our own patents. We also rely on trade secrets and proprietary know-how to protect our intellectual property. However, our non-disclosure agreements and other safeguards may not provide meaningful protection for our trade secrets and other proprietary information. If the patents that we own or license or our trade secrets and proprietary know-how fail to protect our technologies, our market position may be adversely affected.

Our success is dependent upon attracting and retaining qualified personnel, and our inability to do so could significantly damage our business and prospects.

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

Our contracts with the U.S. government are subject to audit, modification or termination by the U.S. government, and the continued funding of such contracts remains subject to annual congressional appropriation, which if not approved could adversely affect our results of operations and financial condition.

As a company which contracts with the U.S. government, we are subject to financial audits and other reviews by the U.S. government of our costs and performance, accounting and general business practices relating to these contracts. Based on the results of its audits, the U.S. government may adjust our contract-related costs and fees. No assurances can be given that adjustments arising from government audits and reviews would not have a material adverse effect on our results of operations.

All of our U.S. government contracts can be terminated by the U.S. government for its convenience. Termination for convenience provisions provide only for our recovery of costs incurred or committed, settlement expenses and profit on work completed prior to termination. In addition to the right of the U.S. government to terminate its contract with us, U.S. government contracts are conditioned upon the continuing approval by Congress of the necessary spending to honor such contracts. Congress usually appropriates funds for a given program on a fiscal-year basis even though contract performance may take more than one year. Consequently, at the beginning of a major governmental program, the contract is usually not fully funded, and additional monies are normally committed to the contract only if, as and when appropriations are made by Congress for future fiscal years. There can be no assurance that our U.S. government contracts will not be terminated or suspended in the future. The U.S. government’s termination of, or failure to fully fund, one or more of our contracts would have a negative impact on our operating results and financial condition. Further, in the event that any of our government contracts are terminated for cause, it could significantly affect our ability to obtain future government contracts which could, in turn, seriously harm our ability to develop our technologies and products.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk through financial instruments, such as investments in marketable securities, is not material.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of September 30, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We received notice on November 5, 2003 of a lawsuit filed against us on October 28, 2003 in the Court of Chancery of the State of Delaware in and for New Castle County by TM Capital Corp., a past financial advisor to us, under which TM Capital claims to be entitled to cash and equity compensation with respect to our October 2003 public equity offering. Specifically, TM Capital is requesting a cash payment in excess of $1.6 million and warrants to purchase over 170,000 shares of our common stock at an exercise price of $9.50 per share as a result of our decision not to continue to pursue a proposed $50 million secured debt transaction and instead complete a public stock offering. We believe we have meritorious defenses to this lawsuit and intend to defend it vigorously.

Item 2.	Changes in Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.	Other Information

On October 30, 2003, Gérard Menjon resigned as a member of the Board of Directors of the Company. Mr. Menjon’s resignation was not a result of any disagreement with the Company. Mr. Menjon has been promoted to a new position within his company, Electricité de France.

With Mr. Menjon’s resignation, the Company’s Board of Directors is comprised of six persons, five of whom satisfy the definition of independence under both the current and new rules of NASDAQ. Mr. Menjon was not a member of the Audit Committee or the Compensation Committee of the Board of Directors. The Nominating Committee will consider the issue of whether Mr. Menjon’s seat on the Board of Directors should be filled at this time and, if so, the desired qualifications for the new director.

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by this reference.

b)	Reports on Form 8-K

On August 6, 2003, we furnished a Current Report on Form 8-K, dated August 6, 2003, to report under Item 9 the information required by Item 12 with respect to financial results for the quarter ended June 30, 2003.

On September 26, 2003, we filed a Current Report on Form 8-K, dated September 23, 2003, to report under Item 5 that, on September 23, 2003, we received a letter from three parties (the “Prospective Lenders”) expressing concerns about whether we had complied with our obligations under a Letter of Intent (which related to the potential issuance by us to the Prospective Lenders of $10 million in convertible subordinated notes), including our obligation to negotiate in good faith and the prohibition on soliciting or discussing alternative financing transactions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SUPERCONDUCTOR CORPORATION

November 14, 2003 Date	/s/ Gregory J. Yurek
Gregory J. Yurek
Chairman of the Board, President and Chief Executive Officer

November 14, 2003 Date	/s/ Kevin M. Bisson
Kevin M. Bisson
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

November 14, 2003 Date	/s/ Thomas M. Rosa
Thomas M. Rosa
Vice President of Finance and Accounting (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Chief Executive Officer - Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer - Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer - Certification pursuant to Rule13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer - Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.