Form 10-Q
period 2003-12-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2004-02-12
CIK 880807

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended: December 31, 2003

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

YES ☒ NO ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	27,398,572
Class	Outstanding as of February 10, 2004

AMERICAN SUPERCONDUCTOR CORPORATION

INDEX

		Page No.

Part I – Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets December 31, 2003 (unaudited) and March 31, 2003	3

	Consolidated Statements of Operations for the three months ended December 31, 2003 and 2002 (unaudited) and the nine months ended December 31, 2003 and 2002 (unaudited)	4

	Consolidated Statements of Comprehensive Loss for the three months ended December 31, 2003 and 2002 (unaudited) and the nine months ended December 31, 2003 and 2002 (unaudited)	5

	Consolidated Statements of Cash Flows for the nine months ended December 31, 2003 and 2002 (unaudited)	6

	Notes to Interim Consolidated Financial Statements	7-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

Part II - Other Information

Item 1.	Legal Proceedings	32

Item 2.	Changes in Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 5.	Other Information	33

Item 6.	Exhibits and Reports on Form 8-K	33

Signatures		34

Exhibit Index		35

AMERICAN SUPERCONDUCTOR CORPORATION

Consolidated Balance Sheets

	December 31, 2003	March 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56,280,991	$18,487,752
Accounts receivable, net	7,248,553	5,446,007
Inventory	3,476,120	5,117,786
Prepaid expenses and other current assets	1,321,148	1,264,839

Total current assets	68,326,812	30,316,384
Property, plant and equipment:
Land	4,021,611	4,021,611
Construction in progress - building and equipment	1,069,005	8,773,458
Building	34,102,138	34,102,138
Equipment	40,646,615	31,966,730
Furniture and fixtures	4,162,044	4,167,345
Leasehold improvements	6,263,510	6,246,497

	90,264,923	89,277,779
Less: accumulated depreciation	(32,582,680)	(28,241,982)

Property, plant and equipment, net	57,682,243	61,035,797
Long-term marketable securities	617,774	1,561,120
Long-term inventory	—	3,250,000
Goodwill	1,107,735	1,107,735
Other assets	5,324,313	4,707,603

Total assets	$133,058,877	$101,978,639

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,373,343	$9,773,874
Deferred revenue	1,457,771	1,136,002

Total current liabilities	14,831,114	10,909,876
Long-term deferred revenue	—	3,250,000
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $.01 par value Authorized shares-50,000,000; shares issued and outstanding 27,210,867 and 21,293,772 at December 31, 2003 and March 31, 2003, respectively	272,109	212,938
Additional paid-in capital	413,736,361	361,024,689
Deferred compensation	(464,534)	(311,563)
Accumulated other comprehensive income	4,979	2,407
Accumulated deficit	(295,321,152)	(273,109,708)

Total stockholders’ equity	118,227,763	87,818,763

Total liabilities and stockholders’ equity	$133,058,877	$101,978,639

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Revenues:
Contract revenue	$148,917	$116,163	$702,363	$405,540
Product sales and prototype development contracts	12,153,460	2,635,330	28,970,674	9,685,481

Total revenues	12,302,377	2,751,493	29,673,037	10,091,021
Costs and expenses:
Costs of revenue-contract revenue	141,727	93,439	663,849	431,254
Costs of revenue-product sales and prototype development contracts	13,577,547	5,945,594	31,810,452	16,046,294
Research and development	3,611,354	6,021,365	11,585,763	17,848,242
Selling, general and administrative	1,577,549	3,496,173	6,649,991	10,252,225

Total costs and expenses	18,908,177	15,556,571	50,710,055	44,578,015
Operating loss	(6,605,800)	(12,805,078)	(21,037,018)	(34,486,994)
Interest income	81,697	193,364	163,754	819,585
Fees - abandoned debt financing	(19,167)	—	(1,375,101)	—
Other income (expense), net	24,558	(2,975)	36,921	1,054

Net loss	$(6,518,712)	$(12,614,689)	$(22,211,444)	$(33,666,355)

Net loss per common share
Basic and Diluted	$(0.25)	$(0.60)	$(0.96)	$(1.63)

Weighted average number of common shares outstanding
Basic and Diluted	26,574,679	21,000,191	23,106,480	20,702,858

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Net loss	$(6,518,712)	$(12,614,689)	$(22,211,444)	$(33,666,355)
Other comprehensive income (loss)
Foreign currency translation	809	3,237	(11,156)	21,761
Unrealized gain (loss) on investments	2,629	(26,972)	8,584	(104,269)

Other comprehensive income (loss)	3,438	(23,735)	(2,572)	(82,508)
Comprehensive loss	$(6,515,274)	$(12,638,424)	$(22,214,016)	$(33,748,863)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,
	2003	2002
	(Unaudited)
Cash flows from operating activities:
Net loss	$(22,211,444)	$(33,666,355)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	5,382,043	5,648,377
Loss on disposal of PP&E and abandoned patents	3,085	—
Amortization of deferred compensation expense	184,849	103,733
Amortization of deferred warrant costs	39,969	148,263
Stock compensation expense	19,404	7,189
Changes in operating asset and liability accounts:
Accounts receivable	(1,802,546)	1,763,993
Inventory-current and long-term	4,891,666	169,456
Prepaid expenses and other current assets	(62,321)	(348,583)
Accounts payable and accrued expenses	3,599,469	(10,326,753)
Deferred revenue - current and long-term	(2,928,231)	(1,320,326)

Net cash used in operating activities	(12,884,057)	(37,821,006)
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,365,348)	(6,644,076)
Proceeds from the sale of property, plant and equipment	77,435	—
Purchase of long-term marketable securities	—	(770,000)
Proceeds from the sale of long-term marketable securities	951,930	23,553,002
Increase in other assets	(1,360,371)	(627,537)

Net cash (used in) provided by investing activities	(1,696,354)	15,511,389
Cash flows from financing activities:
Net proceeds from issuance of common stock	52,373,650	709,292

Net cash provided by financing activities	52,373,650	709,292

Net increase (decrease) in cash and cash equivalents	37,793,239	(21,600,325)
Cash and cash equivalents at beginning of period	18,487,752	37,170,927

Cash and cash equivalents at end of period	$56,280,991	$15,570,602

Supplemental schedule of cash flow information:
Noncash issuance of common stock	$204,253	$456,422

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business:

American Superconductor Corporation (the “Company” or “AMSC”) was formed on April 9, 1987. The Company is focused on developing, manufacturing and selling products using two core technologies: high temperature superconductor (“HTS”) wires and power electronic converters for electric power applications. The Company also assembles superconductor wires and power electronic converters into fully-integrated products, such as HTS ship propulsion motors and dynamic reactive compensation systems, which the Company sells or plans to sell to end users. The Company operates in three business segments—AMSC Wires, SuperMachines and Power Electronic Systems.

The Company has generated operating losses since its inception in 1987 and expects to continue incurring losses until at least the end of fiscal 2005. Operating losses for the fiscal years ended March 31, 2003, 2002 and 2001 have contributed to net cash used by operating activities of $39,604,957, $26,456,387 and $26,424,059, respectively, for these periods. For the nine months ended December 31, 2003, net cash used by operating activities was $12,884,057.

In July 2003, the Company implemented reductions in its operating and capital budgets for fiscal 2004, primarily through the elimination of 34 positions, including a reduction in force of 23 employees, or 8% of its workforce. Cuts were also made in controllable expenses. In connection with the July 2003 reduction in force, the Company incurred approximately $191,000 of severance and related costs, all of which were paid by the end of the third quarter of fiscal 2004 and which are reported under selling, general, and administrative (“SG&A”) expenses.

The Company had cash, cash equivalents, and long-term marketable securities of $56,898,765 as of December 31, 2003. To supplement the Company’s anticipated cash needs for operations, as well as its investment in the second generation (2G) wire development program, the Company issued 5,721,250 shares of its common stock in a public equity offering in October 2003 that raised $51,147,975 after deducting underwriting commissions and discounts. See Note 12, Stockholders’ Equity, for further details regarding this transaction.

The Company currently derives a portion of its revenue from research and development contracts. The Company recorded contract revenue related to research and development contracts of $148,917 and $116,163 for the three months ended December 31, 2003 and 2002, respectively. For the nine months ended December 31, 2003 and 2002, contract revenue was $702,363 and $405,540, respectively. In addition, the Company recorded prototype development contract revenue on U.S. Navy and other contracts of $7,527,457 and $1,540,552, which are included under “Revenues – Product sales and prototype development contracts,” in the three months ended December 31, 2003 and 2002, respectively. For the nine months ended December 31, 2003 and 2002, prototype development contract revenue on U.S. Navy and other contracts was $19,721,106 and $5,856,893, respectively.

Costs of revenue include research and development (“R&D”) and SG&A expenses that are incurred in the performance of these development contracts.

R&D and SG&A expenses included as costs of revenue for these development contracts were as follows:

	Three Months Ended December 31,		Nine months Ended December 31,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
R&D expenses	$6,357,707	$1,996,274	$17,797,051	$6,526,009
SG&A expenses	$2,157,494	$297,473	$5,284,345	$949,009

2. Basis of Presentation:

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The unaudited consolidated financial statements of the Company presented herein have been prepared in accordance with the SEC’s instructions to Form 10-Q and as such do not include all of the information and note disclosures included in annual financial statements prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosure normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended December 31, 2003 and 2002 and the financial position at December 31, 2003.

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

Had compensation cost for awards granted under the Company’s stock-based compensation plan been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on certain financial information of the Company would have been as follows:

	For the three months ended December 31,		For the nine months ended December 31,
	2003	2002	2003	2002
Net loss	$(6,518,712)	$(12,614,689)	$(22,211,444)	$(33,666,355)
Add: Stock compensation expense under APB 25	66,074	34,578	186,037	103,733
Less: Stock compensation, net of tax, had all options been recorded at fair value per SFAS 123	(1,487,051)	(1,681,451)	(3,386,566)	(5,044,354)

Pro forma net loss	$(7,939,689)	$(14,261,562)	$(25,411,973)	$(38,606,976)

Weighted average shares, basic and diluted	26,574,679	21,000,191	23,106,480	20,702,858
Net loss per share, as reported	$(0.25)	$(0.60)	$(0.96)	$(1.63)
Net loss per share, pro forma	$(0.30)	$(0.68)	$(1.10)	$(1.86)

The pro forma amounts include the effects of all activity under the Company’s stock-based compensation plans since April 1, 1998. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:

	For the three months ended December 31,		For the nine months ended December 31,
	2003	2002	2003	2002
Dividend yield	None	None	None	None
Expected volatility	100%	101%	100%	101%
Risk-free interest rate	3.0%	4.0%	3.7%	4.0%
Expected life (years)	6.5	6.5	6.5	6.5

	For the three months ended December 31,		For the nine months ended December 31,
	2003	2002	2003	2002
Weighted average fair value of options granted at fair market value	$8.98	N/A	$3.35	$7.13

The above amounts may not be indicative of future expense because amounts are recognized over the vesting period and the Company expects it will have additional grants and related activity under these plans in the future.

4. Net Loss Per Common Share:

Basic Earnings Per Share (“EPS”) excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS includes dilution and is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. Common equivalent shares include the dilutive effect of stock options and warrants. For the three months ended December 31, 2003 and 2002, common equivalent shares of 2,542,995 and 4,970,255 were not included in the calculation of diluted EPS as their effect was antidilutive. For the nine months ended December 31, 2003 and 2002, common equivalent shares of 3,525,281 and 4,857,036 were not included in the calculation of diluted EPS as their effect was antidilutive.

5. Accounts Receivable:

Accounts receivable at December 31, 2003 and March 31, 2003 consisted of the following:

	December 31, 2003	March 31, 2003
Accounts Receivable (billed)	$2,258,399	$4,828,214
Accounts Receivable (unbilled)	5,016,542	3,275,278
Less: Allowance for Doubtful Accounts	(26,388)	(2,657,485)

Accounts Receivable, net	$7,248,553	$5,446,007

6. Inventories:

Inventories at December 31, 2003 and March 31, 2003 consisted of the following:

	December 31, 2003	March 31, 2003
Raw materials	$719,268	$1,217,033
Work-in-progress	2,243,987	2,250,321
Finished goods	512,865	1,650,432

Inventory	$3,476,120	$5,117,786

7. Long-term Inventory and Deferred Revenue:

Long-term inventory and long-term deferred revenue decreased from $3,250,000 as of September 30, 2003 to $0 as of December 31, 2003 due to the unconditional sale of six distributed superconducting magnetic energy storage (“D-SMES”) units to American Transmission Company (“ATC”) in December 2003. These six D-SMES units were originally delivered in fiscal 2001 to another one of the Company’s customers, Wisconsin Public Service Corporation (“WPS”), for a total purchase price of $3,787,000. As the sale of these units to WPS was originally subject to certain return and buyback provisions that expired from 2002 to 2009, the Company deferred recognition of the revenue related to the original sale until the applicable buyback provisions lapsed. The buyback provisions, which were subject to a minimum 6-month written notice requirement, began to lapse in the quarter ended December 31, 2002, until which time WPS had the right to return all the units for the full purchase price of $3,787,000. The Company recorded $537,000 of revenue and an equal amount of cost of revenue in the quarter ended December 31, 2002, as the buyback price was reduced from $3,787,000 to $3,250,000. In December 2003, WPS exercised its buyback provision for the remaining $3,250,000 price as part of an agreement whereby ATC unconditionally purchased the six D-SMES units. ATC’s purchase of the D-SMES units was a follow-up to its purchase of substantially all of the transmission assets of WPS in January 2001 and a lengthy performance evaluation of the units. As a result, the Company recorded $3,250,000 of revenue and an equal amount of cost of revenue on its consolidated statement of operations for the quarter ended December 31, 2003. The Company also recorded a

$3,250,000 reduction in long-term inventory and long-term deferred revenue on its consolidated balance sheet as of December 31, 2003.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2003 and March 31, 2003 consisted of the following:

	December 31, 2003	March 31, 2003
Accounts payable	$8,120,946	$3,721,307
Accrued employee stock purchase plan	105,355	199,567
Accrued expenses	4,491,004	5,184,644
Accrued vacation	656,038	668,356

Accounts payable and accrued expenses	$13,373,343	$9,773,874

9. Commitments and Contingencies

Under Delaware law, the Company is required to indemnify its officers and directors for liabilities incurred under certain circumstances. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make is unlimited; however, the Company has a Director and Officer insurance policy that limits its indemnification exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes its indemnification exposure is minimal. These indemnification obligations were grandfathered under the provisions of FIN No. 45 as they were in effect prior to March 31, 2003. Accordingly, the Company has no liabilities recorded under FIN No. 45 as of December 31, 2003.

The Company received notice on November 5, 2003 of a lawsuit filed against it by TM Capital Corp., a past financial advisor to the Company, under which TM Capital claims to be entitled to cash and equity compensation with respect to the Company’s October 2003 public equity offering. Specifically, TM Capital is requesting a cash payment in excess of $1,600,000 and warrants to purchase over 170,000 shares of the Company’s common stock at an exercise price of $9.50 per share. The Company filed an answer to this lawsuit, denying TM Capital’s claims for damages and other relief and asserting several counterclaims against TM Capital, including breach of contract, gross negligence and breach of fiduciary duty. The lawsuit is currently in the early stages of discovery. As the Company believes it has meritorious defenses to this lawsuit and the Company cannot at this time conclude that potential losses associated with this litigation are probable based on SFAS No. 5, “Accounting for Contingencies”, the Company has not recorded any liability on its balance sheet as of December 31, 2003 nor any expense to its Statement of Operations.

10. Cost-Sharing Arrangements:

The Company has entered into several cost-sharing arrangements with various agencies of the United States government. Funds paid to the Company under these agreements are not reported as revenues but are used to directly offset the Company’s research and development and selling, general and administrative expenses, and to purchase capital equipment. The Company recorded costs and funding under these agreements of $744,921 and $171,068 for the three months ended December 31, 2003 and 2002, respectively. For the nine months ended December 31, 2003 and 2002, government cost sharing funding was $1,504,353 and $428,036, respectively. At December 31, 2003, total funding received from inception to date under these agreements was $15,682,000. Future funding expected to be received over the next 12 months under the existing agreements is approximately $1,961,000, subject to continued future funding allocations.

11. Business Segment Information:

The Company has three reportable business segments—AMSC Wires, SuperMachines, and Power Electronic Systems.

The AMSC Wires business segment develops, manufactures and sells HTS wire. The focus of this segment’s current development, manufacturing and sales efforts is on HTS wire for power transmission cables, motors, generators, synchronous condensers and specialty electromagnets.

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

The operating results for the three business segments are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Revenues
AMSC Wires	$1,443,955	$480,759	$4,902,413	$1,072,746
SuperMachines	7,446,457	1,090,552	19,404,106	4,230,696
Power Electronic Systems	3,411,965	1,180,182	5,366,518	4,787,579

Total	$12,302,377	$2,751,493	$29,673,037	$10,091,021

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Operating income (loss)
AMSC Wires	$(4,422,034)	$(7,603,612)	$(15,457,417)	$(21,288,898)
SuperMachines	449,341	(2,244,990)	959,502	(5,957,990)
Power Electronic Systems	(2,291,570)	(2,638,975)	(5,570,460)	(6,127,768)
Unallocated corporate expense	(341,537)	(317,501)	(968,643)	(1,112,338)

Total	$(6,605,800)	$(12,805,078)	$(21,037,018)	$(34,486,994)

The assets for the three business segments (plus Corporate Cash) are as follows:

	For the period ended
	December 31, 2003	March 31, 2003
Assets
AMSC Wires	$63,361,350	$66,393,042
SuperMachines	6,671,724	4,992,328
Power Electronic Systems	6,127,038	10,544,397
Corporate cash and marketable securities	56,898,765	20,048,872

Total	$133,058,877	$101,978,639

The accounting policies of the business segments are the same as those for the consolidated Company, except that certain corporate expenses which the Company does not believe are specifically attributable or allocable to any of the three business segments have been excluded from the segment operating income (loss).

12. Stockholders’ Equity:

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

13. Abandoned Debt Financing:

Fees – abandoned debt financing of $19,167 for the three months ended December 31, 2003 and $1,375,101 for the nine months ended December 31, 2003 represented various fees and expenses incurred in connection with the Company’s previously-announced debt financing transaction that the Company decided not to pursue in August 2003 in favor of a public equity offering, which the Company completed in October 2003. None of these costs are related to the lawsuit filed against the Company in November 2003 by TM Capital Corp. (see Note 9 – Commitments and Contingencies).

14. New Accounting Pronouncements:

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. Variable interest entities have been commonly referred to as special-purpose entities or off-balance sheet structures. This Interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. In July 2003, the FASB added a limited-scope project to its agenda to modify FIN 46. In December 2003, the FASB released a revised version of FIN 46 (referred to as FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from the requirements of FIN 46. FIN 46R requires the application of either FIN 46 or FIN 46R to all Special Purpose Entities (“SPEs”) created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after December 15, 2003. All entities created after January 31, 2003 were already required to be analyzed under FIN 46, and they must continue to do so, unless FIN 46R is adopted early. FIN 46R will be applicable to all non-SPEs created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after March 15, 2004. The Company does not expect that this Interpretation will have a material impact on its financial position or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150). This accounting standard establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires that certain financial instruments that were previously classified as equity now be classified as a liability. This accounting standard is effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have an impact on its financial position or results of operations.

AMERICAN SUPERCONDUCTOR CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

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

We focus on several key financial metrics in evaluating our financial condition and operating performance, most importantly actual revenues compared to prior-period revenue performance and current-year revenue plans, operating profit or loss performance by business segment, operating costs and expenses by business segment, cash flow, the actual and potential level of new customer orders, and backlog.

Critical Accounting Policies

The preparation of consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions.

Our accounting policies that involve the most significant judgments and estimates are as follows:

•	Revenue recognition;

•	Long-term inventory and deferred revenue;

•	Allowance for doubtful accounts;

•	Long-lived assets;

•	Inventory accounting;

•	Deferred tax assets;

•	Goodwill; and

•	Acquisition accounting.

Revenue recognition. For certain arrangements, such as contracts to perform research and development and prototype development contracts, we record revenues using the percentage of completion method, measured by the relationship of costs incurred to total estimated contract costs. We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Since many contracts extend over a long period of time, revisions in cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to performance in prior periods in the current period. Recognized revenues and profit or loss are subject to revisions as the contract progresses to completion. Revisions in profit or loss estimates are charged to income in the period in which the facts that give rise to the revision become known. Some of our contracts contain incentive provisions, based upon performance in relation to established targets, which are recognized in the contract estimates when deemed realizable.

We recognize revenue from product sales upon customer acceptance, which can occur at the time of delivery, installation, or post-installation, where applicable, provided persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and the collectibility is reasonably assured, or for some programs, on the percentage of completion method of accounting. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations (including buyback provisions) are fulfilled. Customer deposits received in advance of revenue recognition are recorded as deferred revenue until the related sales are recognized. Deferred revenue represents the amount billed to or collected from commercial and government customers on contracts which permit billings to occur in advance of contract performance/revenue recognition.

Long-term inventory and deferred revenue. Long-term inventory and long-term deferred revenue decreased from $3,250,000 as of September 30, 2003 to $0 as of December 31, 2003 due to the unconditional sale of six distributed superconducting magnetic energy storage (“D-SMES”) units to American Transmission Company (“ATC”) in December 2003. These six D-SMES units were originally delivered in fiscal 2001 to another one of our customers, Wisconsin Public Service Corporation (“WPS”), for a total purchase price of $3,787,000. As the sale of these units to WPS was originally subject to certain return and buyback provisions that expired from 2002 to 2009, we deferred recognition of the revenue related to the original sale until the applicable buyback provisions lapsed. The buyback provisions, which were subject to a minimum 6-month written notice requirement, began to lapse in the quarter ended December 31, 2002, until which time WPS had the right to return all the units for the full purchase price of $3,787,000. We recorded $537,000 of revenue and an equal amount of cost of revenue in the quarter ended December 31, 2002, as the buyback price was reduced from $3,787,000 to $3,250,000. In December 2003, WPS exercised its buyback provision for the remaining $3,250,000 price as part of an agreement whereby ATC unconditionally purchased the six D-SMES units. ATC’s purchase of the D-SMES units was a follow-up to its purchase of substantially all of the transmission assets of WPS in January 2001 and a lengthy performance evaluation of the units. As a result, we recorded $3,250,000 of revenue and an equal amount of cost of revenue on our consolidated statement of operations for the quarter ended December 31, 2003. We also recorded a $3,250,000 reduction in long-term inventory and long-term deferred revenue on our consolidated balance sheet as of December 31, 2003.

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

Acquisition accounting. We account for our acquisitions under the purchase method of accounting pursuant to SFAS No. 141 “Business Combinations.” In June 2000, we acquired in a business combination substantially all of the assets of Integrated Electronics, LLC (“IE”), as well as IE’s employees and facility lease. The IE acquisition was accounted for under the purchase method of accounting. Goodwill of $1,329,282 represented the excess of the purchase price of $1,833,125 over the fair value of the acquired assets of $503,843 at June 1, 2000. Goodwill was $1,107,735 at December 31, 2003 and March 31, 2003.

Results of Operations

The Company has three reportable business segments—AMSC Wires, SuperMachines, and Power Electronic Systems.

The AMSC Wires business segment develops, manufactures and sells HTS wire. The focus of this segment’s current development, manufacturing and sales efforts is on HTS wire for power transmission cables, motors, generators, synchronous condensers and specialty electromagnets.

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

Revenues

Total revenues during the three months ended December 31, 2003 were $12,302,000, a 347% increase compared to the $2,751,000 of revenue recorded for the same period a year earlier. For the nine months ended December 31, 2003, revenues were $29,673,000, a 194% increase over the $10,091,000 of revenue recorded in the comparable period of the prior year. The increase in consolidated revenues of $9,551,000 for the three months ended December 31, 2003 and $19,582,000 for the nine months ended December 31, 2003, compared to the same prior-year periods, was mainly the result of an increase in prototype development contract revenues, primarily relating to work performed on the 36.5 Megawatt (MW) motor program for the U. S. Navy.

	For the three months ended		For the nine months ended
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
Revenues
AMSC Wires	$1,444,000	$481,000	$4,902,000	$1,073,000
SuperMachines	7,446,000	1,090,000	19,404,000	4,231,000
Power Electronic Systems	3,412,000	1,180,000	5,367,000	4,787,000

Total	$12,302,000	$2,751,000	$29,673,000	$10,091,000

Revenues in our AMSC Wires business unit increased by $963,000 to $1,444,000 for the quarter ended December 31, 2003 from $481,000 for the same period of the prior year. For the nine months ended December 31, 2003, revenues increased by $3,829,000 to $4,902,000 from $1,073,000 for the comparable period of the prior year. The growth in revenues in AMSC Wires in the third quarter and first nine months of fiscal 2004, compared to the prior-year periods, was attributable to two factors. Product sales increased by $930,000 to $1,295,000 in the quarter ended December 31, 2003 from $365,000 in the prior-year quarter, and by $3,532,000 to $4,200,000 in the nine months ended December 31, 2003 from $668,000 in the comparable prior-year period, due to a higher level of 1G wire sales and the continuation of work on a project to install an HTS power cable in the transmission grid of the Long Island Power Authority (LIPA). Contract revenues also grew by $33,000 to $149,000 in the quarter ended December 31, 2003 from $116,000 in the prior-year quarter, and by $297,000 to $702,000 in the nine months ended December 31, 2003 from $405,000 in the comparable prior-year period, due primarily to a higher level of work on several programs focused on 2G wire development, including two Phase II Small Business Innovation Research (SBIR) grants with the Department of Energy and the National Institutes of Health.

Revenues in our SuperMachines business unit increased by $6,356,000 to $7,446,000 for the quarter ended December 31, 2003 from $1,090,000 for the quarter ended December 31, 2002. For the nine months ended December 31, 2003, revenues in SuperMachines were $19,404,000 compared to $4,231,000 in the comparable period of the prior year, an increase of $15,173,000. Over 90% of this business unit’s revenues, or $7,237,000 for the three months ended December 31, 2003 and $17,740,000 for the nine months ended December 31, 2003, related to our work on the 36.5 MW motor program, which began in March 2003. The remainder of SuperMachines’ revenue for the nine-month period ended December 31, 2003 related to the completion of work on the 5 MW motor, which was delivered to the U.S. Navy in July 2003, work performed on the SuperVARTM synchronous condenser prototype shipped to the Tennessee Valley Authority in the third quarter of fiscal 2004, and to the commencement of work in November 2003 on a new Navy contract to provide test support to the 5 MW motor. SuperMachines’ revenues in the three and nine-month periods ended December 31, 2002 were exclusively related to the 5 MW motor program.

Revenues in the Power Electronic Systems business unit were $3,412,000 for the quarter ended December 31, 2003, compared to $1,180,000 for the same period of the prior year, and $5,367,000 for the nine months ended December 31, 2003, compared to $4,787,000 for the same period of the prior year. Included in the third quarter of fiscal 2004 was $3,250,000 of revenues and $3,250,000 of costs of revenue relating to the sale of six D-SMES units to ATC.

These six D-SMES units were originally delivered in fiscal 2001 to another one of our customers, WPS, for a total purchase price of $3,787,000. As the sale of these units to WPS was originally subject to certain return and buyback provisions that expired from 2002 to 2009, we deferred recognition of the revenue related to the original sale until the applicable buyback provisions lapsed. The buyback provisions, which were subject to a minimum 6-month written notice requirement, began to lapse in the quarter ended December 31, 2002, until which time WPS had the right to return all the units for the full purchase price of $3,787,000. We recorded $537,000 of revenue and an equal amount of cost of revenue in the quarter ended December 31, 2002, as the buyback price was reduced from $3,787,000 to $3,250,000. In December 2003, WPS exercised its buyback provision for the remaining $3,250,000 price as part of an agreement whereby ATC unconditionally purchased the six D-SMES units. ATC’s purchase of the D-SMES units was a follow-up to its purchase of substantially all of the transmission assets of WPS in January 2001 and a lengthy performance evaluation of the units. As a result, we recorded $3,250,000 of revenue and an equal amount of cost of revenue on our consolidated statement of operations for the quarter ended December 31, 2003. The increase in revenues due to the ATC sale was partially offset by $450,000 and $1,390,000 reductions in prototype development contract revenues associated with our Power Electronic Building Blocks (PEBB) program with the U.S. Navy in the three and nine month periods ended December 31, 2003, respectively, compared to the same prior-year periods.

For the three months and nine months ended December 31, 2003, we recorded $745,000 and $1,504,000, respectively, in funding under four government cost-sharing agreements, two with the U.S. Air Force, and one each with the Department of Commerce and the Department of Energy. For the three months and nine months ended December 31, 2002, we recorded $171,000 and $428,000, respectively, of funding under one of the U.S. Air Force agreements and the Department of Commerce agreement. We anticipate that a portion of our funding in the future will continue to come from cost-sharing agreements as we continue to develop joint programs with government agencies. Funding from government cost-sharing agreements is recorded as an offset to research and development and selling, general and administrative expenses, as required by government contract accounting guidelines, rather than as revenues.

Costs and expenses

Total costs and expenses for the quarter ended December 31, 2003 were $18,908,000, including $3,250,000 relating to the ATC sale, compared to $15,557,000 for the same period last year. Total costs and expenses for the nine months ended December 31, 2003 were $50,710,000 compared to $44,578,000 for the same period last year.

Costs of revenue – product sales and prototype development contracts increased by $7,632,000 to $13,578,000 for the three months ended December 31, 2003, compared to $5,946,000 for the same period of the prior year. Costs of revenue – product sales and prototype development contracts increased by $15,764,000 to $31,810,000 for the nine months ended December 31, 2003, compared to $16,046,000 for the same period of the prior year. These increases were primarily related to the higher level of prototype development contract revenues with the U.S. Navy in the SuperMachines business unit, and to the ATC sale in the Power Electronic Systems business unit. In connection with the higher level of contract revenues, Costs of revenue – contract revenue increased by $49,000 to $142,000, compared to $93,000 for the same period of the prior year, in the quarter ended December 31, 2003, and by $233,000 to $664,000 for the nine months ended December 31, 2003, compared to $431,000 for the same period of the prior year.

Research and development

Our research and development (“R&D”) expenditures are summarized as follows:

	Three Months Ended December 31,		Nine months Ended December 31,
	2003	2002	2003	2002
R&D expenses per Consolidated Statements of Operations	$3,611,000	$6,021,000	$11,586,000	$17,848,000
R&D expenditures classified as Costs of revenue	6,358,000	1,996,000	17,797,000	6,526,000
R&D expenditures offset by cost sharing funding	532,000	101,000	1,234,000	234,000

Pro forma R&D expenses	$10,501,000	$8,188,000	$30,617,000	$24,608,000

R&D expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost sharing funding) decreased to $3,611,000 in the three months ended December 31, 2003 from $6,021,000 for the same period last year. R&D expenses decreased to $11,586,000 in the nine months ended December 31, 2003 from $17,848,000 for the same period last year. These amounts decreased in the three months and nine months ended December 31, 2003 when compared to the same periods of the prior year primarily as a result of a higher percentage of the R&D costs being classified as costs of revenue due to the higher level of funded prototype development contract work in the SuperMachines business unit. Pro forma R&D expenses, which include amounts classified as costs of revenue and amounts offset by cost sharing funding, increased to $10,501,000 in the three months ended December 31, 2003 from $8,188,000 for the same period last year. Pro forma R&D expenses increased to $30,617,000 in the nine months ended December 31, 2003 from $24,608,000 for the same period last year. The increase in pro forma R&D spending in the three months and nine months ended December 31, 2003, when compared to the same periods of the prior year, was the result of increases of $2,575,000 and $5,680,000, respectively, in material, subcontractor, and temporary labor costs in the SuperMachines business unit and higher subcontract spending on the LIPA program. These increases were partially offset by reduced R&D spending in the AMSC Wires and Power Electronic Systems business units, primarily due to headcount reductions in those two business units over the last year. A portion of the R&D expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost sharing funding.

Selling, general and administrative

Our selling, general and administrative (“SG&A”) expenditures are summarized as follows:

	Three Months Ended December 31,		Nine months Ended December 31,
	2003	2002	2003	2002
SG&A expenses per Consolidated Statements of Operations	$1,578,000	$3,496,000	$6,650,000	$10,252,000
SG&A expenditures classified as Costs of revenue	2,157,000	298,000	5,284,000	949,000
SG&A expenditures offset by cost sharing funding	213,000	70,000	270,000	195,000

Pro forma SG&A expenses	$3,948,000	$3,864,000	$12,204,000	$11,396,000

SG&A expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost sharing funding) decreased to $1,578,000 in the three months ended December 31, 2003 from $3,496,000 for the same period last year. SG&A expenses decreased to $6,650,000 in the nine months ended December 31, 2003 from $10,252,000 for the same period last year. These amounts decreased in the three and nine months ended December 31, 2003 when compared to the same period of the prior year primarily as a result of a higher percentage of the SG&A costs being classified as costs of revenue due to the higher level of funded prototype development contract work in the SuperMachines business unit. Pro forma SG&A expenses, which include amounts classified as costs of revenue and amounts offset by cost sharing funding, increased to $3,948,000 for the three months ended December 31, 2003, compared to $3,864,000 for the same period last year. Pro forma SG&A expenses increased to $12,204,000 for the nine months ended December 31, 2003, compared to $11,396,000 for the same period last year. These increases were primarily the result of higher legal and other professional service fees, as well as a higher percentage of the rent and occupancy costs associated with our Westborough, MA corporate headquarters now being classified as general and administrative expense rather than in costs of revenue – product sales and prototype development contracts and research and development expense. We have completed the relocation of our manufacturing workforce to Devens, MA from Westborough, which is now partially unoccupied. A portion of the SG&A expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as SG&A expenses). Additionally, a portion of SG&A expenses was offset by cost sharing funding.

We present pro forma R&D and pro forma SG&A expenses, which are non-GAAP financial measures, because we believe this presentation provides useful information on our aggregate R&D and SG&A spending.

Non-operating expenses/Interest income

Interest income was $82,000 in the three months ended December 31, 2003, compared to $193,000 in the three months ended December 31, 2002. The decrease in interest income compared to the prior-year quarter was the primarily result of lower average interest rates on our investments. Interest income decreased to $164,000 in the nine months ended December 31, 2003 from $820,000 in the same period of the prior year. This decrease in interest income compared to the prior-year period reflects the lower cash balances available for investment, as well as lower interest rates available on our investments.

Fees - abandoned debt financing of $1,375,000 for the nine months ended December 31, 2003 were primarily incurred in the second quarter of fiscal 2004 and represented various fees and expenses incurred in connection with our previously-announced debt financing transaction that we decided not to pursue in August 2003 in favor of a public equity offering, which we completed in October 2003. None of these costs related to the lawsuit filed against us in November 2003 by TM Capital Corp.

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

Liquidity and Capital Resources

At December 31, 2003, we had cash, cash equivalents and long-term marketable securities of $56,899,000 compared to $8,818,000 at September 30, 2003 and $20,049,000 at March 31, 2003. The increase in cash, cash equivalents and long-term marketable securities is the result of an October 2003 public equity offering of 5,721,250 shares of our common stock that generated net proceeds (after deducting underwriting discounts and commissions, but before deducting offering expenses) of $51,148,000.

For the first nine months of fiscal 2004, our use of cash, excluding the proceeds from the October 2003 public offering, was $14,298,000. The principal uses of cash during the nine months ended December 31, 2003 were net losses of $22,211,000, partially offset by depreciation and amortization of $5,382,000 and higher accounts payable and accrued expenses of $3,599,000. Accounts payable and accrued expenses at December 31, 2003 included $3,250,000 which was paid to WPS in January 2004 in settlement of their buyback option exercise. Cash used in investing activities of $1,696,000, consisting primarily of $1,365,000 in capital expenditures, was partially offset by cash provided by financing activities of $1,226,000 (excluding $51,148,000 from the public offering) derived primarily from proceeds from the exercise of stock options.

We have generated operating losses since our inception in 1987 and expect to continue incurring losses until at least the end of fiscal 2005. Operating losses for the fiscal years ended March 31, 2003, 2002, and 2001 have contributed to net cash used by operating activities of $39,605,000, $26,456,000, and $26,424,000, respectively, for these periods. For the nine months ended December 31, 2003, net cash used by operating activities was $12,884,000.

In July 2003, we implemented a plan which called for approximately $5,000,000 of reductions in our operating and capital budgets for fiscal 2004, primarily through the elimination of 34 positions, including a reduction in force of 23 employees, or 8% of our workforce. Cuts were also made in controllable expenses. Cost savings compared to budget were approximately $5,000,000 through the end of the third quarter, and we believe we are on track to achieve between $5,000,000 and $6,000,000 of cost savings for the full fiscal year.

In October 2003, we completed a public equity offering of 5,721,250 shares of our common stock that generated net proceeds (after deducting underwriting discounts and commissions, but before deducting offering expenses) of $51,148,000, in order to supplement our anticipated cash needs for operations as well as our investment in the 2G wire development program. Although our cash requirements fluctuate based on a variety of factors, including customer adoption of our products and our research and development efforts to commercialize our products, we believe that with the proceeds from the public stock offering in October 2003, our available cash will be sufficient to fund our working capital, capital expenditures, and other cash requirements for at least the next 12 months.

We have potential funding commitments (excluding amounts included in accounts receivable) of approximately $75,192,000 to be received after December 31, 2003 from government and commercial customers, compared to $78,336,000 at March 31, 2003 and $6,940,000 at December 31, 2002. However, these current funding commitments, including $63,850,000 on U.S. government contracts, are subject to certain standard cancellation provisions. Additionally, several of our government contracts are being funded incrementally, and as such, are subject to the future authorization and appropriation of government funding on an annual basis. We have a history of successful performance under incrementally-funded contracts with the U.S. government.

Included in our current potential funding commitment amount is $47,686,000 relating to the U.S. Navy 36.5 MW motor contract, which represents the total base program value (excluding certain potential performance-based incentive fees) of $66,611,000, less the $18,925,000 of revenue recognized for the program through December 31, 2003.

Of the current commitment amount of $75,192,000 as of December 31, 2003, approximately 55% is billable to and potentially collectable from our customers within the next 12 months.

The possibility exists that we may pursue acquisition and joint venture opportunities in the future that may affect liquidity and capital resource requirements.

To date, inflation and foreign exchange have not had a material impact on our financial results.

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. Variable interest entities have been commonly referred to as special-purpose entities or off-balance sheet structures. This Interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. In July 2003, the FASB added a limited-scope project to its agenda to modify FIN 46. In December 2003, the FASB released a revised version of FIN 46 (referred to as FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from the requirements of FIN 46. FIN 46R requires the application of either FIN 46 or FIN 46R to all Special Purpose Entities (“SPEs”) created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after December 15, 2003. All entities created after January 31, 2003 were already required to be analyzed under FIN 46, and they must continue to do so, unless FIN 46R is adopted early. FIN 46R will be applicable to all non-SPEs created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after March 15, 2004. The Company does not expect that this Interpretation will have an impact on its financial position or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150). This accounting standard establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires that certain financial instruments that were previously classified as equity now be classified as a liability. This accounting standard is effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have an impact on its financial position or results of operations.

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

We have been principally engaged in research and development activities. We have incurred net losses in each year since our inception. Our net loss for the nine months ended December 31, 2003 was $22,211,000, and for the fiscal years ended March 31, 2003, March 31, 2002, and March 31, 2001 was $87,633,000, $56,985,000, and $21,676,000, respectively. Our accumulated deficit as of December 31, 2003 was $295,321,000. We expect to continue to incur operating losses until at least the end of fiscal 2005, and there can be no assurance that we will ever achieve profitability.

We had cash, cash-equivalents and long-term marketable securities totaling $56,899,000 at December 31, 2003. In October 2003, we completed a public offering of 5,721,250 shares of our common stock that generated net proceeds (after deducting underwriting discounts and commissions, but before deducting offering expenses) of $51,148,000. With the proceeds from this stock offering in October 2003, we believe our available cash will be sufficient to fund our working capital, capital expenditures, and other cash requirements for at least the next 12 months. However, we may need additional funds sooner than anticipated if our performance deviates significantly from our current business plan, if there are significant changes in competitive or other market factors, or if unforeseen circumstances arise. Such funds may not be available, or may not be available under terms acceptable to us.

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

To be financially successful, we will have to manufacture our products in commercial quantities at acceptable costs while also preserving the quality levels we have achieved in manufacturing these products in limited quantities. This presents a number of technological and engineering challenges for us. In particular, we will need to improve the manufacturing yields we are achieving in the early stage of operation of our manufacturing plant located in Devens, MA. We cannot make assurances that we will be successful in developing product designs and manufacturing processes that permit us to manufacture our HTS products in commercial quantities at commercially acceptable costs while preserving quality. In addition, we may incur significant unforeseen expenses in our product design and manufacturing efforts. The failure to manufacture a sufficient quantity of HTS wire at acceptable quality levels could impair our ability to meet customer delivery commitments and adversely affect our revenue and cash flow.

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

We may decide to enter into arrangements with third parties for the marketing or distribution of our products, including arrangements in which our products, such as HTS wire, are included as a component of a larger product, such as a motor. For example, we have a marketing and sales alliance with GE Industrial Systems giving GE the exclusive right to offer our Distributed-SMES (D-SMES) and D-VAR® product lines in the United States and South America to utilities and the right to sell industrial Power Quality-Industrial Voltage Restorers (PQ-IVR™ ) to one of GE’s global industrial accounts. We also have a distribution agreement with Bridex Technologies Pte, Ltd., a power system solution integrator and technology company in Singapore, whereby Bridex markets and sells our integrated power electronic systems within Asia Pacific markets. By entering into marketing and sales alliances, the financial benefits to us of commercializing our products are dependent on the efforts of others. We may not be able to enter into marketing or distribution arrangements with third parties on financially acceptable terms, and third parties may not be successful in selling our products or applications incorporating our products.

Our products face intense competition both from superconductor products developed by others and from traditional, non-superconductor products and alternative technologies, which could limit our ability to acquire or retain customers.

As we begin to market and sell our superconductor products, we will face intense competition both from competitors in the superconductor field and from vendors of traditional products and new technologies. There are many companies in the United States, Europe, Japan and China engaged in the development of HTS products, including Sumitomo Electric Industries, Intermagnetics General, European Advanced Superconductors, Trithor, Fujikura, Furukawa Electric, and Innova Superconductor Technology. The superconductor industry is characterized by rapidly changing and advancing technology. Our future success will depend in large part upon our ability to keep pace with advancing HTS and LTS technology and developing industry standards. Our SMES products and integrated power electronic products, such as D-VAR® , compete with a variety of other products such as dynamic voltage restorers (DVRs), static VAR compensators (SVCs), static compensators (STATCOMS), flywheels, power electronic converters and battery-based power supply systems. Competition for our PowerModules™ includes products from Ecostar, Inverpower, SatCon, Semikron and Trace. The HTS motor and generator products that we are developing face competition from copper wire-based motors and generators, and from permanent magnet motors that are being developed. Research efforts and technological advances made by others in the superconductor field or in other areas with applications to the power quality and reliability markets may render our development efforts obsolete. Many of our competitors have substantially greater financial resources, research and development, manufacturing and marketing capabilities than we have. In addition, as the HTS wire, HTS electric motors and generators, and power electronic systems markets develop, other large industrial companies may enter those fields and compete with us. If we are unable to compete successfully, it may harm our business, which in turn may limit our ability to acquire or retain customers.

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

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of December 31, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We received notice on November 5, 2003 of a lawsuit filed against us on October 28, 2003 in the Court of Chancery of the State of Delaware in and for New Castle County by TM Capital Corp., a past financial advisor to us, under which TM Capital claims to be entitled to cash and equity compensation with respect to our October 2003 public equity offering. Specifically, TM Capital is requesting a cash payment in excess of $1.6 million and warrants to purchase over 170,000 shares of our common stock at an exercise price of $9.50 per share as a result of our decision not to continue to pursue a proposed $50 million secured debt transaction and instead complete a public stock offering. We filed an answer to this lawsuit, denying TM Capital’s claims for damages and other relief and asserting several counterclaims against TM Capital, including breach of contract, gross negligence, and breach of fiduciary duty. The lawsuit is currently in the early stages of discovery. We believe we have meritorious defenses to this lawsuit and intend to defend it vigorously.

Item 2.	Changes in Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Proposal	Votes For	Votes Withheld
1. Election of Directors

Gregory J. Yurek	18,781,967	289,293
Albert J. Baciocco, Jr.	18,805,438	265,822
Peter O. Crisp	18,839,438	231,822
Richard Drouin	18,839,438	231,822
Gérard Menjon	18,840,238	231,022
Andrew G.C. Sage, II	18,795,438	275,822
John B. Vander Sande	18,806,638	264,622

	Votes For	Votes Against	Abstentions	Broker Non-Votes
2. Approval of amendment to 2000 Employee Stock Purchase Plan:	8,169,416	397,454	71,568	10,432,822

	Votes For	Votes Against	Abstentions	Broker Non-Votes
3. Ratification of independent auditors:	18,927,711	114,055	29,494	None

Please see the Company’s Proxy Statement filed with the SEC on September 8, 2003 in connection with this Annual Meeting held on October 1, 2003 for a description of the matters voted upon.

Also, please note that, as disclosed in the Company’s Form 10-Q filed on November 14, 2003, Mr. Gérard Menjon, chairman of EDF Capital Investissement, resigned as a member of the Company’s Board of Directors on October 30, 2003. Mr. Menjon’s resignation was not as a result of any disagreement with the Company.

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by this reference.

b)	Reports on Form 8-K

On November 6, 2003, we furnished a Current Report on Form 8-K, dated November 6, 2003, to report under Item 12 the information required with respect to financial results for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SUPERCONDUCTOR CORPORATION

February 12, 2004	/s/ GREGORY J. YUREK

Date	Gregory J. Yurek
Chairman of the Board, President and Chief Executive Officer

February 12, 2004	/s/ KEVIN M. BISSON

Date	Kevin M. Bisson
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

February 12, 2004	/s/ THOMAS M. ROSA

Date	Thomas M. Rosa
Vice President of Finance and Accounting (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Chief Executive Officer - Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer - Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer - Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer - Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.