Form 10-Q
period 2004-06-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2004-08-09
CIK 880807

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended: June 30, 2004	Commission File Number 0-19672

American Superconductor Corporation

(Exact name of registrant as specified in its charter)

Delaware	04-2959321
(State or other jurisdiction of organization or incorporation)	(I.R.S. Employer Identification Number)

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

YES  ☒             NO  ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  ☒             NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	27,748,582
Class	Outstanding as of August 3, 2004

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	March 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,331,900	$31,241,237
Short-term marketable securities	22,522,432	15,045,419
Accounts receivable, net	6,422,898	8,566,657
Inventory	5,651,928	4,889,394
Prepaid expenses and other current assets	872,612	906,956

Total current assets	58,801,770	60,649,663
Property, plant and equipment:
Land	4,021,611	4,021,611
Construction in progress—building and equipment	2,157,023	1,506,326
Building	34,102,138	34,102,138
Equipment	40,399,446	40,645,778
Furniture and fixtures	4,168,165	4,168,165
Leasehold improvements	6,269,037	6,269,037

	91,117,420	90,713,055
Less: accumulated depreciation	(35,579,676)	(34,082,036)

Property, plant and equipment, net	55,537,744	56,631,019
Long-term marketable securities	3,588,988	6,360,047
Goodwill	1,107,735	1,107,735
Other assets	5,937,959	5,150,492

Total assets	$124,974,196	$129,898,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,499,002	$11,541,634
Deferred revenue	3,983,344	2,905,792

Total current liabilities	13,482,346	14,447,426
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $.01 par value Authorized shares-50,000,000; shares issued and outstanding 27,747,832 and 27,614,149 at June 30, 2004 and March 31, 2004, respectively	277,477	276,141
Additional paid-in capital	417,211,923	415,729,441
Deferred compensation	(1,081,452)	(701,524)
Accumulated other comprehensive loss	(126,739)	(9,337)
Accumulated deficit	(304,789,359)	(299,843,191)

Total stockholders’ equity	111,491,850	115,451,530

Total liabilities and stockholders’ equity	$124,974,196	$129,898,956

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,
	2004	2003
	(Unaudited)
Revenues:
Contract revenue	$195,195	$355,777
Product sales and prototype development contracts	12,454,881	7,400,530

Total revenues	12,650,076	7,756,307
Costs and expenses:
Costs of revenue—contract revenue	184,148	335,640
Costs of revenue—product sales and prototype development contracts	13,486,178	8,272,789
Research and development	1,588,882	4,863,057
Selling, general and administrative	2,377,008	2,704,848

Total costs and expenses	17,636,216	16,176,334

Operating loss	(4,986,140)	(8,420,027)
Interest income	143,758	34,519
Fees—abandoned debt financing	(35,193)	—
Other income (expense), net	(68,593)	29,032

Net loss	$(4,946,168)	$(8,356,476)

Net loss per common share
Basic and Diluted	$(0.18)	$(0.39)

Weighted average number of common shares outstanding
Basic and Diluted	27,724,476	21,343,720

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended June 30,
	2004	2003
	(Unaudited)
Net loss	$(4,946,168)	$(8,356,476)

Other comprehensive income (loss)
Foreign currency translation	898	9,161
Unrealized losses on investments	(118,300)	(3,375)

Other comprehensive income (loss)	(117,402)	5,786

Comprehensive loss	$(5,063,570)	$(8,350,690)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended June 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net loss	$(4,946,168)	$(8,356,476)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,951,694	1,615,976
Loss (gain) on disposal of PP&E and abandoned patents	43,871	(2,813)
Amortization of deferred compensation expense	94,842	54,002
Amortization of deferred warrant costs	4,441	13,322
Changes in operating asset and liability accounts:
Accounts receivable	2,143,759	(1,312,676)
Inventory-current and long-term	(762,534)	1,600,090
Prepaid expenses and other current assets	(83,944)	(29,874)
Accounts payable and accrued expenses	(2,042,632)	292,961
Deferred revenue—current and long-term	1,077,552	(838,619)

Net cash used in operating activities	(2,519,119)	(6,964,107)
Cash flows from investing activities:
Purchase of property, plant and equipment	(650,697)	(889,799)
Proceeds from the sale of property, plant and equipment	55,500	27,938
Purchase of marketable securities	(12,714,445)	—
Proceeds from the sale of marketable securities	8,009,389	551,875
Increase in other assets	(1,094,572)	(236,901)

Net cash used in investing activities	(6,394,825)	(546,887)

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,004,607	112,507

Net cash provided by financing activities	1,004,607	112,507

Net decrease in cash and cash equivalents	(7,909,337)	(7,398,487)
Cash and cash equivalents at beginning of period	31,241,237	18,487,752

Cash and cash equivalents at end of period	$23,331,900	$11,089,265

Supplemental schedule of cash flow information:
Noncash issuance of common stock	$94,842	$54,002

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

The Company has generated operating losses since its inception in 1987 and expects to continue incurring losses until at least the end of fiscal 2005. Operating losses for the fiscal years ended March 31, 2004, 2003 and 2002 have contributed to net cash used by operating activities of $17,421,953, $39,604,957 and $26,456,387, respectively, for these periods. For the three months ended June 30, 2004, net cash used by operating activities was $2,519,119.

The Company had cash, cash equivalents, and short and long-term marketable securities of $49,443,320 as of June 30, 2004.

The Company currently derives a portion of its revenue from research and development contracts. The Company recorded contract revenue related to research and development contracts of $195,195 and $355,777 for the three months ended June 30, 2004 and 2003, respectively. In addition, the Company recorded prototype development contract revenue on U.S. Navy and other contracts of $7,473,620 and $5,549,894, which are included under “Revenues – Product sales and prototype development contracts,” for the three months ended June 30, 2004 and 2003, respectively.

Costs of revenue include research and development (R&D) and selling, general, and administrative (SG&A) expenses that are incurred in the performance of these development contracts.

R&D and SG&A expenses included as costs of revenue for these development contracts were as follows:

	Three Months Ended June 30,
	2004	2003
Research and development expenses	$8,823,173	$4,754,088
Selling, general and administrative expenses	$2,001,976	$1,524,654

2. Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The unaudited consolidated financial statements of the Company presented herein have been prepared in accordance with the Securities and Exchange Commission’s (SEC) instructions to Form 10-Q and as such do not include all of the information and note disclosures included in annual financial statements prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosure normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended June 30, 2004 and 2003 and the financial position at June 30, 2004.

The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. The Company suggests that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the fiscal year ended March 31, 2004 which are contained in the Company’s Annual Report on Form 10-K covering the fiscal year ended March 31, 2004.

There has been no material change to the Company’s significant accounting policies from those described in the Form 10-K.

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

Had compensation cost for awards granted after 1994 under the Company’s stock-based compensation plan been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on certain financial information of the Company would have been as follows:

	For the three months ended June 30,
	2004	2003
Net loss	$(4,946,168)	$(8,356,476)
Add: Stock compensation expense under APB 25	94,842	52,927
Less: Stock compensation, net of tax, had all options been recorded at fair value per SFAS 123	(924,206)	(949,757)

Adjusted net loss	$(5,775,532)	$(9,253,306)

Weighted average shares, basic and diluted	27,724,476	21,343,720
Net loss per share, as reported	$(0.18)	$(0.39)
Net loss per share, adjusted	$(0.21)	$(0.43)

The adjusted amounts include the effects of all activity under the Company’s stock-based compensation plans since April 1, 2000. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:

	For the three months ended June 30,
	2004	2003
Dividend yield	None	None
Expected volatility	39%	100%
Risk-free interest rate	3.0%	4.0%
Expected life (years)	6.5	6.5

Weighted average fair value of options granted at fair market value during the three months ended June 30,:
2004	$6.80
2003	$3.03

The above amounts may not be indicative of future expense because amounts are recognized over the vesting period and the Company expects it will have additional grants and related activity under these plans in the future.

4. Net Loss per Common Share

Basic earnings per share (EPS) is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. Common equivalent shares include the effect of the exercise of stock options and warrants. For the three months ended June 30, 2004 and 2003, common equivalent shares of 1,958,592 and 4,324,255, respectively, were not included in the calculation of diluted EPS as they were considered antidilutive.

5. Accounts Receivable

Accounts receivable at June 30, 2004 and March 31, 2004 consisted of the following:

	June 30, 2004	March 31, 2004
Accounts Receivable (billed)	$2,507,107	$3,427,482
Accounts Receivable (unbilled)	3,957,140	5,180,524
Less: Allowance for Doubtful Accounts	(41,349)	(41,349)

Accounts Receivable, net	$6,422,898	$8,566,657

6. Inventories

Inventories at June 30, 2004 and March 31, 2004 consisted of the following:

	June 30, 2004	March 31, 2004
Raw materials	$553,232	$623,792
Work-in-progress	2,947,763	2,109,794
Finished goods	2,150,933	2,155,808

Inventory	$5,651,928	$4,889,394

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2004 and March 31, 2004 consisted of the following:

	June 30, 2004	March 31, 2004
Accounts payable	$2,815,903	$4,408,212
Accrued restructuring	106,502	119,493
Accrued employee stock purchase plan	113,897	189,659
Accrued expenses	5,687,989	6,100,914
Accrued vacation	774,711	723,356

Accounts payable and accrued expenses	$9,499,002	$11,541,634

8. Commitments and Contingencies

Under Delaware law, the Company is required to indemnify its officers and directors for liabilities incurred under certain circumstances. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make is unlimited; however, the Company has a Director and Officer insurance policy that limits its indemnification exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes its indemnification exposure is minimal. These indemnification obligations were grandfathered under the provisions of FASB Interpretation No. (FIN) 45 as they were in effect prior to March 31, 2003. Accordingly, the Company has no liabilities recorded under FIN No. 45 as of June 30, 2004.

The Company received notice on November 5, 2003 of a lawsuit filed against it by TM Capital Corp., a past financial advisor to the Company, under which TM Capital claims to be entitled to cash and equity compensation with respect to the Company’s October 2003 public equity offering. Specifically, TM Capital is requesting a cash payment in excess of $1,600,000 and warrants to purchase over 170,000 shares of the Company’s common stock at an exercise price of $9.50 per share. The Company filed an answer to this lawsuit, denying TM Capital’s claims for damages and other relief and asserting several counterclaims against TM Capital, including breach of contract, gross negligence and breach of fiduciary duty. The lawsuit is currently in the early stages of discovery. As the Company believes it has meritorious defenses to this lawsuit and the Company cannot at this time conclude that potential losses associated with this litigation are probable or reasonably estimatable based on SFAS No. 5, “Accounting for Contingencies”, the Company has not recorded any liability on its balance sheet as of June 30, 2004 nor any expense to its Statement of Operations.

9. Cost-Sharing Arrangements

The Company has entered into several cost-sharing arrangements with various agencies of the United States government. Funds paid to the Company under these agreements are not reported as revenues but are used to directly offset the Company’s R&D and SG&A expenses, and to purchase capital equipment. The Company recorded costs and funding under these agreements of $1,158,210 and $506,088, respectively, for the three months ended June 30, 2004 and $1,045,266 and $312,719, respectively, for the three months ended June 30, 2003. At June 30, 2004, total funding received to date under these agreements was $17,079,000. Future funding expected to be received under existing agreements is approximately $1,565,000, subject to continued future funding allocations.

10. Business Segment Information

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

The operating results for the three business segments are as follows:

	Three Months Ended June 30,
Revenues*	2004	2003
AMSC Wires	$3,334,149	$1,097,124
SuperMachines	7,385,731	5,549,894
Power Electronic Systems	1,930,196	1,109,289

Total	$12,650,076	$7,756,307
*See Note 9. Cost sharing funding is not included in reported revenues.

	Three Months Ended June 30,
Operating profit (loss)	2004	2003
AMSC Wires	$(2,889,002)	$(6,333,675)
SuperMachines	(296,727)	11,858
Power Electronic Systems	(1,348,846)	(1,824,065)
Unallocated corporate expense	(451,565)	(274,145)

Total	$(4,986,140)	$(8,420,027)

The assets for the three business segments (plus Corporate cash) are as follows:

	For the period ended
	June 30, 2004	March 31, 2004
AMSC Wires	$63,779,422	$63,554,415
SuperMachines	5,300,900	6,018,468
Power Electronic Systems	6,450,554	7,679,370
Corporate cash and marketable securities	49,443,320	52,646,703

Total	$124,974,196	$129,898,956

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

Allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional provisions for bad debt allowances may be required. The allowance for doubtful accounts was $41,000 on June 30, 2004 and March 31, 2004.

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

No impairment charges were recorded in fiscal 2004 or the first quarter of fiscal 2005.

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

Results of Operations

The Company has three reportable business segments—SuperMachines, AMSC Wires, and Power Electronic Systems.

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

Revenues

Total revenues during the three months ended June 30, 2004 were $12,650,000, a 63% increase compared to the $7,756,000 of revenues recorded for the same period a year earlier.

	Three months ended June 30,
Revenues	2004	2003
SuperMachines	$7,386,000	$5,550,000
AMSC Wires	3,334,000	1,097,000
Power Electronic Systems	1,930,000	1,109,000

Total	$12,650,000	$7,756,000

The increase in consolidated revenues of $4,894,000 was mainly the result of higher prototype development contract revenues relating to a $2,126,000 increase in work performed on the U.S. Navy 36.5 Megawatt (MW) motor program, a $1,282,000 increase in product sales of HTS wire, and a $1,116,000 increase in work performed on the U.S. Department of Energy (DOE) project to install an HTS power cable in the transmission grid of the Long Island Power Authority (LIPA).

Revenues in our SuperMachines business unit increased by $1,836,000 to $7,386,000 for the quarter ended June 30, 2004 from $5,550,000 for the quarter ended June 30, 2003. Approximately 95%, or $7,004,000, of this business unit’s first-quarter revenues related to the performance of work on the 36.5 MW motor program, which began in March 2003. The remainder of SuperMachines’ revenues related to testing support on the 5 MW motor, which was delivered to the U.S. Navy in July 2003, work performed on an HTS propulsion system benefit contract, also from the U.S. Navy, and progress made on the SuperVARTM synchronous condenser prototype being built for the Tennessee Valley Authority (TVA). Revenues in the first quarter were adversely affected by a $400,000 adjustment in the cost incentive fee on the 36.5 MW program—a cost plus incentive fee contract—due to higher than expected costs from one subcontractor. SuperMachines’ revenues in the prior-year quarter were derived from design work on the 36.5 MW motor program, the substantial completion of the 5 MW motor program, and the beginning of work on the SuperVAR prototype.

Revenues in our AMSC Wires business unit increased by $2,237,000 to $3,334,000 for the quarter ended June 30, 2004 from $1,097,000 for the same period of the prior year. The growth in AMSC Wires revenues in the first quarter of fiscal 2005, compared to the prior-year period, was attributable to an increase in product sales. Product sales increased by $2,398,000 to $3,139,000 in the quarter ended June 30, 2004 from $741,000 in the prior-year quarter, due to two factors. First-generation (1G) wire sales increased to $1,756,000 in the quarter ended June 30, 2004, compared to wire sales of $474,000 in the prior-year quarter, and revenues recognized on the LIPA project, which began in April 2003, increased to $1,383,000 in the quarter ended June 30, 2004, compared to $267,000 in the same prior-year period. Contract revenues in AMSC Wires decreased by $161,000 to $195,000 in the quarter ended June 30, 2004 from $356,000 in the same prior-year period due to a lower level of work performed on one Phase II Small Business Innovation Research (SBIR) grant with the National Institutes of Health and the completion of work in fiscal year 2004 on a DOE SBIR, both focused on second-generation (2G) wire development. This decline in contract revenue was partially offset by the beginning of work on a new $1,800,000 2G contract from the Defense Advanced Research Projects Agency (DARPA), which was awarded on June 4, 2004.

Revenues in the Power Electronic Systems business unit were $1,930,000 for the quarter ended June 30, 2004 compared to $1,109,000 for the same prior-year period, an increase of $821,000. The increase in product sales was driven by the delivery and installation of a D-VAR system at a wind farm in Europe in the first quarter of fiscal 2005.

Cost-Sharing Funding

In addition to reported revenues, we also received funding of $506,000 for the three months ended June 30, 2004 under three government cost-sharing agreements with the U.S. Air Force, Department of Commerce, and DOE. For the same period of the prior year, we recorded approximately $313,000 of funding under the Air Force and Department of Commerce agreements. All of our cost-sharing programs are providing funding in support of 2G wire development work being done in the AMSC Wires business unit. We anticipate that a portion of our funding in the future will continue to come from cost-sharing agreements as we continue to develop joint programs with government agencies, one example of which is a $1,000,000 Title III (2G Scale-Up) Phase II contract modification awarded by the Air Force on June 23, 2004. Work on the Phase II contract modification did not begin until the second quarter of fiscal 2005. As required by government contract accounting guidelines, funding from government cost-sharing agreements is recorded as an offset to R&D and SG&A expenses, rather than as revenues.

Costs and expenses

Total costs and expenses for the quarter ended June 30, 2004 were $17,636,000 compared to $16,176,000 for the same period last year.

“Costs of revenue – product sales and prototype development contracts” increased by $5,213,000 to $13,486,000 for the three months ended June 30, 2004, compared to $8,273,000 for the same period of the prior year. This increase was directly related to the higher level of prototype development contract revenues in the SuperMachines business unit and increased product sales in the AMSC Wires and Power Electronic Systems business units. Also contributing to the increase was approximately $300,000 in higher than anticipated development spending on the TVA SuperVAR prototype. “Costs of revenue – contract revenue” decreased by $152,000 to $184,000 for the three months ended June 30, 2004, compared to $336,000 for the same period of the prior year. “Costs of revenue – contract revenue” decreased proportionally with the lower level of contract revenue.

Research and development

A portion of our R&D expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost sharing funding. Our R&D expenditures are summarized as follows:

	Three Months Ended June 30,
	2004	2003
R&D expenses per Consolidated Statements of Operations	$1,589,000	$4,863,000
R&D expenditures classified as Costs of revenue	8,823,000	4,754,000
R&D expenditures offset by cost sharing funding	322,000	286,000

Pro forma R&D expenses	$10,734,000	$9,903,000

R&D expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost sharing funding) decreased to $1,589,000 in the three months ended June 30, 2004 from $4,863,000 for the same period last year primarily as a result of a higher percentage of the R&D costs being classified as costs of revenue due to the higher level of funded prototype development contract work in SuperMachines and as a result of a higher percentage of AMSC Wires’ labor and overhead costs being absorbed into costs of revenue in support of the higher level of product sales. Pro forma R&D expenses, which include amounts classified as costs of revenue and amounts offset by cost sharing funding, increased by $831,000 to $10,734,000 in the three months ended June 30, 2004 from $9,903,000 for the same period last year as a result of a $1,070,000 increase in subcontractor and temporary labor costs in the SuperMachines business unit. Other increases in spending, such as the additional subcontractor costs associated with the LIPA program, were offset by cost savings associated with headcount and controllable expense reductions which were implemented in July 2003.

Selling, general, and administrative

A portion of the SG&A expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as SG&A expenses). Additionally, a portion of SG&A expenses was offset by cost sharing funding. Our SG&A expenditures are summarized as follows:

	Three Months Ended June 30,
	2004	2003
SG&A expenses per Consolidated Statements of Operations	$2,377,000	$2,705,000
SG&A expenditures classified as Costs of revenue	2,002,000	1,524,000
SG&A expenditures offset by cost sharing funding	184,000	27,000

Pro forma SG&A expenses	$4,563,000	$4,256,000

SG&A expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost sharing funding) decreased to $2,377,000 in the three months ended June 30, 2004 from $2,705,000 for the same period last year primarily as a result of a higher percentage of the SG&A costs being classified as costs of revenue due to the higher level of funded prototype development contract work in SuperMachines. Pro forma SG&A expenses, which include amounts classified as costs of revenue and amounts offset by cost sharing funding, increased by $307,000 to $4,563,000 for the three months ended June 30, 2004 from $4,256,000 for the same period last year. This increase was primarily the result of higher professional service fees, higher salary and benefit costs, and higher rent associated with our Westborough, Massachusetts corporate headquarters, partially offset by cost savings associated with the headcount and controllable expense reductions that were implemented in July 2003.

We present pro forma R&D and pro forma SG&A expenses, which are non-GAAP measures, because we believe this presentation provides useful information on our aggregate R&D and SG&A spending.

Non-operating expenses/Interest income

Interest income increased to $144,000 in the three months ended June 30, 2004 from $35,000 in the same period of the prior year. This increase in interest income reflects the higher cash balance available for investment as a result of our October 2003 public equity offering of 5,721,250 shares of our common stock that generated net proceeds (after deducting underwriting discounts and commissions, but before deducting offering expenses) of $51,148,000.

Fees – abandoned debt financing of $35,000 for the three months ended June 30, 2004 represented various fees and expenses incurred in connection with our previously announced debt financing transaction that we decided not to pursue in August 2003 in favor of a public equity offering, which we completed in October 2003.

Other income (expense), net was ($69,000) in the three months ended June 30, 2004, consisting primarily of losses from the sale of certain pieces of surplus equipment, compared to income of $29,000 in the prior-year quarter as a result of gains on the sale of surplus equipment.

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

Liquidity and Capital Resources

At June 30, 2004, we had cash, cash equivalents and short and long-term marketable securities of $49,443,000 compared to $52,647,000 at March 31, 2004, a decrease of $3,204,000. The principal uses of cash during the three months ended June 30, 2004 were $2,519,000 for the funding of our operations and $651,000 for the acquisition of equipment, primarily for our 2G wire process equipment. An increase in other assets of $1,095,000, primarily as a result of a capitalized license payment made in the quarter ended June 30, 2004, was offset by proceeds from the issuance of common stock of $1,005,000, derived primarily from the exercise of stock options.

We have generated operating losses since our inception in 1987 and expect to continue incurring losses until at least the end of fiscal 2005. Operating losses for the fiscal years ended March 31, 2004, 2003 and 2002 contributed to net cash used by operating activities of $17,422,000, $39,605,000 and $26,456,000, respectively, for these periods. For the three months ended June 30, 2004, net cash used by operating activities was $2,519,000.

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

We have potential funding commitments (excluding amounts included in accounts receivable) of approximately $64,211,000 to be received after June 30, 2004 from government and commercial customers, compared to $65,301,000 at March 31, 2004. However, these current funding commitments, including $48,337,000 on U.S. government contracts, are subject to certain standard cancellation provisions. Additionally, several of our government contracts are being funded incrementally, and as such, are subject to the future authorization and appropriation of government funding on an annual basis. We have a history of successful performance under incrementally-funded contracts with the government.

Included in our current potential funding commitment amount is $34,015,000 relating to the Navy 36.5 MW motor contract, which represents the total base program value (excluding certain potential performance-based incentive fees) of $66,611,000, plus $317,000 of approved incentive fees, less the $32,913,000 of revenue recognized for the program through June 30, 2004.

Of the current commitment amount of $64,211,000 as of June 30, 2004, approximately 71% is billable to and potentially collectable from our customers within the next 12 months.

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

We have been principally engaged in research and development activities. We have incurred net losses in each year since our inception. Our net loss for the three months ended June 30, 2004 was $4,946,000, and for the fiscal years ended March 31, 2004, March 31, 2003, and March 31, 2002 was $26,733,000, $87,633,000, and $56,985,000, respectively. Our accumulated deficit as of June 30, 2004 was $304,789,000. We expect to continue to incur operating losses until at least the end of fiscal 2005, and there can be no assurance that we will ever achieve profitability.

We had cash, cash-equivalents and long-term marketable securities totaling $49,443,000 at June 30, 2004. In October 2003, we completed a public offering of 5,721,250 shares of our common stock that generated net proceeds (after deducting underwriting discounts and commissions, but before deducting offering expenses) of $51,148,000. With the proceeds from this stock offering in October 2003, we believe our available cash will be sufficient to fund our working capital, capital expenditures, and other cash requirements for at least the next 12 months. However, we may need additional funds sooner than anticipated if our performance deviates significantly from our current business plan, if there are significant changes in competitive or other market factors, or if unforeseen circumstances arise. Such funds may not be available, or may not be available under terms acceptable to us.

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

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2004. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of June 30, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

b) Reports on Form 8-K

On May 13, 2004, we furnished a Current Report on Form 8-K, dated May 13, 2004, to report under Item 12 the information required with respect to financial results for the fiscal year ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SUPERCONDUCTOR CORPORATION

August 9, 2004	/s/ Gregory J. Yurek

Date	Gregory J. Yurek
Chairman of the Board and
Chief Executive Officer

August 9, 2004	/s/ Kevin M. Bisson

Date	Kevin M. Bisson
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

August 9, 2004	/s/ Thomas M. Rosa

Date	Thomas M. Rosa
Vice President of Finance and Accounting, and Secretary (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

3.1	Amendment to Restated Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware on July 29, 2004.

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer—Certification pursuant to Rule13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.