Form 10-Q
period 2004-09-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2004-11-09
CIK 880807

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended: September 30, 2004

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange

Act).    YES  ☒     NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	27,830,982
Class	Outstanding as of November 4, 2004

AMERICAN SUPERCONDUCTOR CORPORATION

INDEX

Page No.
Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets September 30, 2004 (unaudited) and March 31, 2004	3

Consolidated Statements of Operations for the three months ended September 30, 2004 and 2003 (unaudited) and the six months ended September 30, 2004 and 2003 (unaudited)	4

Consolidated Statements of Comprehensive Loss for the three months ended September 30, 2004 and 2003 (unaudited) and the six months ended September 30, 2004 and 2003 (unaudited)	5

Consolidated Statements of Cash Flows for the six months ended September 30, 2004 and 2003 (unaudited)	6

Notes to Interim Consolidated Financial Statements	7-12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

Part II - Other Information

Item 1. Legal Proceedings	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3. Defaults Upon Senior Securities	29

Item 4. Submission of Matters to a Vote of Security Holders	30

Item 5. Other Information	31

Item 6. Exhibits	31

Signatures	32

Exhibit Index	33

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	March 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,355,510	$31,241,237
Short-term marketable securities	19,299,694	15,045,419
Accounts receivable, net	4,910,717	8,566,657
Inventory	10,659,050	4,889,394
Prepaid expenses and other current assets	737,003	906,956

Total current assets	61,961,974	60,649,663

Property, plant and equipment:
Land	4,021,611	4,021,611
Construction in progress - building and equipment	2,353,845	1,506,326
Building	34,102,138	34,102,138
Equipment	40,427,942	40,645,778
Furniture and fixtures	4,165,819	4,168,165
Leasehold improvements	6,269,197	6,269,037

	91,340,552	90,713,055
Less: accumulated depreciation	(37,184,086)	(34,082,036)

Property, plant and equipment, net	54,156,466	56,631,019

Long-term marketable securities	—	6,360,047
Goodwill	1,107,735	1,107,735
Other assets	5,656,263	5,150,492

Total assets	$122,882,438	$129,898,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:

Accounts payable and accrued expenses	$10,602,853	$11,541,634
Deferred revenue	4,496,569	2,905,792

Total current liabilities	15,099,422	14,447,426

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $.01 par value
Authorized shares-50,000,000; shares issued and outstanding 27,774,902 and 27,614,149 at September 30, 2004 and March 31, 2004, respectively	277,749	276,141
Additional paid-in capital	417,471,459	415,729,441
Deferred compensation	(987,406)	(701,524)
Deferred warrant costs	(28,594)	—
Accumulated other comprehensive loss	(77,152)	(9,337)
Accumulated deficit	(308,873,040)	(299,843,191)

Total stockholders’ equity	107,783,016	115,451,530

Total liabilities and stockholders’ equity	$122,882,438	$129,898,956

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenues:
Contract revenue	$459,977	$197,669	$655,172	$553,446
Product sales and prototype development contracts	9,072,760	9,416,684	21,527,641	16,817,214

Total revenues	9,532,737	9,614,353	22,182,813	17,370,660

Costs and expenses:
Costs of revenue-contract revenue	512,799	186,482	696,947	522,122
Costs of revenue-product sales and prototype development contracts	9,043,884	9,960,116	22,530,062	18,232,905
Research and development	2,047,311	3,111,352	3,636,193	7,974,409
Selling, general and administrative	2,163,816	2,367,594	4,540,824	5,072,442

Total costs and expenses	13,767,810	15,625,544	31,404,026	31,801,878

Operating loss	(4,235,073)	(6,011,191)	(9,221,213)	(14,431,218)

Interest income	159,813	47,538	303,571	82,057
Fees - abandoned debt financing	—	(1,355,934)	(35,193)	(1,355,934)
Other income (expense), net	(8,421)	(16,669)	(77,014)	12,363

Net loss	$(4,083,681)	$(7,336,256)	$(9,029,849)	$(15,692,732)

Net loss per common share
Basic and Diluted	$(0.15)	$(0.34)	$(0.33)	$(0.73)

Weighted average number of common shares outstanding
Basic and Diluted	27,760,281	21,381,882	27,742,476	21,362,905

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Net loss	$(4,083,681)	$(7,336,256)	$(9,029,849)	$(15,692,732)

Other comprehensive income (loss)
Foreign currency translation	(108)	(2,805)	790	(11,964)
Unrealized gains (losses) on investments	49,695	2,581	(68,605)	5,956

Other comprehensive income (loss)	49,587	(224)	(67,815)	(6,008)

Comprehensive loss	$(4,034,094)	$(7,336,480)	$(9,097,664)	$(15,698,740)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net loss	$(9,029,849)	$(15,692,732)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	3,884,101	3,609,038
Loss on disposal of PP&E and abandoned patents	192,720	36,071
Amortization of deferred compensation expense	196,530	119,963
Amortization of deferred warrant costs	5,946	26,646
Stock compensation expense	21,833	19,404
Changes in operating asset and liability accounts :
Accounts receivable	3,655,940	(959,339)
Inventory-current and long-term	(5,769,656)	1,976,648
Prepaid expenses and other current assets	170,731	(65,305)
Accounts payable and accrued expenses	(938,781)	1,326,206
Deferred revenue - current and long-term	1,590,777	(912,847)

Net cash used in operating activities	(6,019,708)	(10,516,247)
Cash flows from investing activities:
Purchase of property, plant and equipment	(891,463)	(1,106,582)
Proceeds from the sale of property, plant and equipment	55,500	31,935
Purchase of marketable securities	(18,268,209)	—
Proceeds from the sale of marketable securities	20,305,376	523,260
Increase in other assets	(1,272,064)	(391,283)

Net cash used in investing activities	(70,860)	(942,670)

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,204,841	745,391

Net cash provided by financing activities	1,204,841	745,391

Net decrease in cash and cash equivalents	(4,885,727)	(10,713,526)

Cash and cash equivalents at beginning of period	31,241,237	18,487,752

Cash and cash equivalents at end of period	$26,355,510	$7,774,226

Supplemental schedule of cash flow information:
Noncash issuance of common stock	$218,363	$139,367

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

The Company has generated operating losses since its inception in 1987 and expects to continue incurring losses until at least the end of fiscal 2005. Operating losses for the fiscal years ended March 31, 2004, 2003 and 2002 have contributed to net cash used by operating activities of $17,421,953, $39,604,957 and $26,456,387, respectively, for these periods. For the six months ended September 30, 2004, net cash used by operating activities was $6,019,708.

The Company had cash, cash equivalents, and short-term marketable securities of $45,655,204 as of September 30, 2004.

The Company currently derives a portion of its revenue from research and development contracts. The Company recorded contract revenue related to research and development contracts of $459,977 and $197,669 for the three months ended September 30, 2004 and 2003, respectively, and $655,172 and $553,446 for the six months ended September 30, 2004 and 2003, respectively. In addition, the Company recorded prototype development contract revenue on U.S. Navy and other contracts of $3,600,352 and $6,643,755 for the three months ended September 30, 2004 and 2003, respectively, and $11,073,972 and $12,193,649 for the six months ended September 30, 2004 and 2003, respectively, which are included under “Revenues – Product sales and prototype development contracts.”

Costs of revenue include research and development (R&D) and selling, general, and administrative (SG&A) expenses that are incurred in the performance of these development contracts.

R&D and SG&A expenses included as costs of revenue for these development contracts were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
R&D expenses	$5,143,865	$6,685,255	$13,967,038	$11,439,342
SG&A expenses	$1,061,954	$1,602,198	$3,063,930	$3,126,851

2. Basis of Presentation:

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The unaudited consolidated financial statements of the Company presented herein have been prepared in accordance with the Securities and Exchange Commission’s (SEC) instructions to Form 10-Q and as such do not include all of the information and note disclosures included in annual financial statements prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosure normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended September 30, 2004 and 2003 and the financial position at September 30, 2004.

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

There has been no material change to the Company’s significant accounting policies from those described in the Form 10-K for the year ended March 31, 2004.

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

Had compensation cost for awards granted after 1994 under the Company’s stock-based compensation plan been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on certain financial information of the Company would have been as follows:

	For the three months ended September 30,		For the six months ended September 30,
	2004	2003	2004	2003
Net loss	$(4,083,681)	$(7,336,256)	$(9,029,849)	$(15,692,732)
Add: Stock compensation expense under APB 25	101,688	65,961	196,530	119,963
Less: Stock compensation, net of tax, had all options been recorded at fair value per SFAS 123	(1,111,669)	(949,757)	(2,141,296)	(1,899,515)

Pro forma net loss	$(5,093,662)	$(8,220,052)	$(10,974,615)	$(17,472,284)

Weighted average shares, basic and diluted	27,760,281	21,381,882	27,742,476	21,362,905
Net loss per share, as reported	$(0.15)	$(0.34)	$(0.33)	$(0.73)
Net loss per share, pro forma	$(0.18)	$(0.38)	$(0.40)	$(0.82)

The adjusted amounts include the effects of all activity under the Company’s stock-based compensation plans since April 1, 2000. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:

	For the three months ended September 30,		For the six months ended September 30,
	2004	2003	2004	2003
Dividend yield	None	None	None	None
Expected volatility	50.18%	100%	44.65%	100%
Risk-free interest rate	3.0%	4.0%	3.0%	4.0%
Expected life (years)	6.5	6.5	6.5	6.5

	For the three months ended September 30,		For the six months ended September 30,
	2004	2003	2004	2003
Weighted average fair value of options granted at fair market value	$6.42	N/A	$6.68	$2.87

The above amounts may not be indicative of future expense because amounts are recognized over the vesting period and the Company expects it will have additional grants and related activity under these plans in the future.

4. Net Loss Per Common Share:

Basic earnings per share (“EPS”) is computed by dividing net income/(loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. Common equivalent shares include the effect of the exercise of stock options and warrants. For the three months ended September 30, 2004 and 2003, common equivalent shares of 2,483,725 and 3,430,830 were not included in the calculation of diluted EPS as their effect was antidilutive. For the six months ended September 30, 2004 and 2003, common equivalent shares of 2,378,946 and 4,074,330 were not included in the calculation of diluted EPS as their effect was antidilutive.

5. Accounts Receivable:

Accounts receivable at September 30, 2004 and March 31, 2004 consisted of the following:

	September 30, 2004	March 31, 2004
Accounts Receivable (billed)	$2,377,943	$3,427,482
Accounts Receivable (unbilled)	2,532,774	5,180,524
Less: Allowance for Doubtful Accounts	—	(41,349)

Accounts Receivable, net	$4,910,717	$8,566,657

6. Inventories:

Inventories at September 30, 2004 and March 31, 2004 consisted of the following:

	September 30, 2004	March 31, 2004
Raw materials	$478,371	$623,792
Work-in-progress	3,286,776	2,109,794
Finished goods	3,803,271	2,155,808
Deferred program costs	3,090,632	—

Inventory, net	$10,659,050	$4,889,394

Deferred program costs of $3,090,632 represent costs incurred in excess of funding as of September 30, 2004 on a program to build a 36.5 megawatt (MW) motor for the U.S. Navy. These costs were recorded as inventory as of September 30, 2004, as future funding was deemed probable. On October 12, 2004, funding in excess of the inventoried cost was received from the Navy, at which time the revenue was recognized and the deferred program costs relieved from inventory in the third quarter of fiscal 2005.

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at September 30, 2004 and March 31, 2004 consisted of the following:

	September 30, 2004	March 31, 2004
Accounts payable	$4,353,897	$4,408,212
Accrued restructuring	93,746	119,493
Accrued employee stock purchase plan	220,434	189,659
Accrued expenses	5,277,695	6,100,914
Accrued vacation	657,081	723,356

Accounts payable and accrued expenses	$10,602,853	$11,541,634

8. Commitments and Contingencies

Under Delaware law and the Company’s By-laws, the Company is required to indemnify its officers and directors for liabilities incurred under certain circumstances. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make is unlimited; however, the Company has a Director and Officer insurance policy that limits its indemnification exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes its indemnification exposure is minimal. These indemnification obligations were grandfathered under the provisions of FASB Interpretation No. (FIN) 45 as they were in effect prior to March 31, 2003. Accordingly, the Company has no liabilities recorded under FIN No. 45 as of September 30, 2004.

The Company received notice on November 5, 2003 of a lawsuit filed against it by TM Capital Corp., a past financial advisor to the Company, under which TM Capital claims to be entitled to cash and equity compensation with respect to the Company’s October 2003 public equity offering. Specifically, TM Capital is requesting a cash payment in excess of $1,600,000 and warrants to purchase over 170,000 shares of the Company’s common stock at an exercise price of $9.50 per share. The Company filed an answer to this lawsuit, denying TM Capital’s claims for damages and other relief and asserting several counterclaims against TM Capital, including breach of contract, gross negligence and breach of fiduciary duty. The lawsuit is currently in the early stages of discovery. As the Company believes it has meritorious defenses to this lawsuit and the Company cannot at this time conclude that potential losses associated with this litigation are probable or reasonably estimatable based on SFAS No. 5, “Accounting for Contingencies,” the Company has not recorded any liability on its balance sheet as of September 30, 2004 nor any expense to its Statement of Operations.

9. Cost-Sharing Arrangements:

The Company has entered into several cost-sharing arrangements with various agencies of the United States government. Funds paid to the Company under these agreements are not reported as revenues but are used to directly offset a portion of the Company’s R&D and SG&A expenses, and to purchase capital equipment. The Company recorded costs under these agreements of $1,046,638 and $1,399,208 for the three months ended September 30, 2004 and 2003, respectively. For the six months ended September 30, 2004 and 2003, the Company recorded costs of $2,204,848 and $2,444,474, respectively. The Company recorded funding under these agreements of $561,052 and $446,713 for the three months ended September 30, 2004 and 2003, respectively. For the six months ended September 30, 2004 and 2003, the Company recorded funding of $1,067,140 and $759,432, respectively. At September 30, 2004, total funding received inception to date under these agreements was $17,640,000. Future funding expected to be received under the existing agreements is approximately $1,004,000, subject to continued future funding allocations.

10. Business Segment Information:

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

The operating results for the three business segments are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Revenues*
AMSC Wires	$3,062,418	$2,361,334	$6,396,567	$3,458,458
SuperMachines	3,553,353	6,407,755	10,939,084	11,957,649
Power Electronic Systems	2,916,966	845,264	4,847,162	1,954,553

Total	$9,532,737	$9,614,353	$22,182,813	$17,370,660

*See Note 9. Cost sharing funding is not included in reported revenues.

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Operating income (loss)
AMSC Wires	$(3,100,805)	$(4,701,708)	$(5,989,807)	$(11,035,383)
SuperMachines	(81,571)	498,303	(378,298)	510,161
Power Electronic Systems	(473,245)	(1,454,825)	(1,822,091)	(3,278,890)
Unallocated corporate expenses	(579,452)	(352,961)	(1,031,017)	(627,106)

Total	$(4,235,073)	$(6,011,191)	$(9,221,213)	$(14,431,218)

The assets for the three business segments (plus Corporate Cash) are as follows:

	For the period ended
	September 30, 2003	March 31, 2004
Assets
AMSC Wires	$62,685,325	$63,554,415
SuperMachines	6,960,848	6,018,468
Power Electronic Systems	7,581,061	7,679,370
Corporate cash and marketable securities	45,655,204	52,646,703

Total	$122,882,438	$129,898,956

The accounting policies of the business segments are the same as those for the consolidated Company, except that certain corporate expenses which the Company does not believe are specifically attributable or allocable to any of the three business segments have been excluded from the segment operating income (loss).

11.    New Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF No. 03-01, “The Meaning of Other-Than Temporary Impairment and its Application to Certain Investments.” EITF No. 03-01 addresses disclosures about unrealized losses on available-for-sale debt and equity securities and the evaluation of other-than temporary impairment related to securities accounted for under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The provisions of EITF No. 03-01 are effective for other-than temporary impairment evaluations and disclosures in fiscal periods beginning after June 15, 2004. The adoption of EITF No. 03-01 had no impact on the Company’s financial position or operating results.

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

Allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional provisions for bad debt allowances may be required. The allowance for doubtful accounts was $0 and $41,000 on September 30, 2004 and March 31, 2004, respectively.

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

No impairment charges were recorded in fiscal 2004 or the first two quarters of fiscal 2005.

Inventory accounting. We write down inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of the inventory and the estimated realizable value based upon assumptions of future demand and market conditions. If actual market conditions are less favorable than those projected, additional inventory write-downs may be required. Program costs may be deferred and recorded as inventory on contracts on which costs are incurred in excess of funding, if future funding is deemed probable.

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

Goodwill. Goodwill represents the excess of cost over net assets of acquired businesses that are consolidated. Pursuant to SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill is not amortized. In lieu of amortization, we perform an impairment review of our goodwill at least annually or when events and changes in circumstances indicate the need for such a detailed impairment analysis, as prescribed by SFAS No. 142. To date, we have determined that goodwill is not impaired, but we could in the future determine that goodwill is impaired, which would result in a charge to earnings.

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

Revenues

Total revenues during the three months ended September 30, 2004 were $9,533,000, a 1% decrease compared to the $9,614,000 of revenues recorded for the same period a year earlier. For the six months ended September 30, 2004, total revenues were $22,183,000, a 28% increase over the $17,371,000 of revenues recorded in the comparable period of the prior year.

	For the three months ended		For the six months ended
Revenues	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
SuperMachines	$3,553,000	$6,408,000	$10,939,000	$11,958,000

AMSC Wires	3,063,000	2,361,000	6,397,000	3,458,000

Power Electronic Systems	2,917,000	845,000	4,847,000	1,955,000

Total	$9,533,000	$9,614,000	$22,183,000	$17,371,000

The decrease in consolidated revenues of $81,000 for the quarter ended September 30, 2004 was mainly the result of a $2,855,000 decline in revenue in the SuperMachines business unit, largely offset by higher revenues in AMSC Wires and Power Electronic Systems.

In the SuperMachines business unit, revenues declined to $3,553,000 in the quarter ended September 30, 2004 from $6,408,000 in the same prior-year quarter. Prototype development contract revenues relating to the U.S. Navy 36.5 Megawatt (MW) motor program were constrained by a limitation on funding from the Navy in the quarter ended September 30, 2004. Due to this funding limitation, approximately $3,100,000 of program costs incurred in excess of available funding were recorded as inventory as of September 30, 2004, because future funding was deemed probable. Incremental funding in excess of the inventoried cost was received from the Navy in mid-October 2004, enabling these inventoried costs to be recognized as revenue in our third fiscal quarter ending December 31, 2004. As work continues to progress on the 36.5 MW motor, the receipt of this incremental funding in October plus additional anticipated funding allotments from the Navy are expected to allow SuperMachines to record substantially higher revenues in the third quarter of fiscal year 2005, compared to the second quarter.

AMSC Wires’ revenues increased to $3,063,000 for the quarter ended September 30, 2004 from $2,361,000 for the prior-year quarter, an increase of $702,000 which was driven by $557,000 in higher HTS wire sales and $262,000 in higher contract revenues. Wire sales increased to $1,109,000 in the second quarter of fiscal 2005 from $552,000 in the same period of the prior year, due to improved manufacturing yields resulting in higher wire shipments, compared to the same prior-year period. Contract revenues increased to $460,000 from $198,000, driven by the beginning of work on a second-generation (2G) research contract awarded in June 2004 by the Defense Advanced Research Projects Agency (DARPA). Product sales related to work being performed on the U.S. Department of Energy (DOE) project to install an HTS power cable in the transmission grid of the Long Island Power Authority (LIPA) declined to $1,494,000 in the second quarter of fiscal 2005 compared to $1,611,000 in the same quarter of the prior year, as a result of lower subcontractor spending on the program.

Improved sales of D-VAR systems, in particular to wind farm operators, was the primary reason for the $2,072,000 increase in Power Electronic Systems revenues to $2,917,000 in the quarter ended September 30, 2004, compared to $845,000 in the same prior-year quarter.

For the six-month period ended September 30, 2004, total consolidated revenues were $22,183,000, an increase of $4,812,000 or 28% compared to $17,371,000 of revenues for the same period of the prior fiscal year.

SuperMachines revenues decreased by $1,019,000 to $10,939,000 in the six-month period ended September 30, 2004 from $11,958,000 for the same period last year due to the same Navy limitation of funding reasons as noted above. This decline in SuperMachines revenues was more than offset by revenue increases of approximately $2,900,000 at both AMSC Wires and Power Electronic Systems.

AMSC Wires’ revenues increased by $2,939,000 to $6,397,000 for the six-month period ended September 30, 2004 from $3,458,000 for the same prior-year period, due to a $1,838,000 increase in HTS wire sales and a $999,000 increase in work performed on the DOE project to install an HTS power cable in the LIPA transmission grid. Wire sales increased to $2,865,000 in the first six months of fiscal 2005 from $1,027,000 in the same period last year, due to improved manufacturing yields resulting in higher wire shipments, compared to the same prior-year period. LIPA-related revenues increased to $2,877,000 for the six-month period ended September 30, 2004 from $1,878,000 for the same prior-year period, as a result of higher subcontractor spending over the first six months of fiscal 2005, compared to the prior year. Contract revenues increased to $655,000 from $553,000 as a result of the beginning of work on the DARPA 2G contract.

Revenues in Power Electronic Systems increased by $2,892,000 to $4,847,000 for the six-month period ended September 30, 2004 from $1,955,000 for the same period of the prior year as a result of a higher level of D-VAR system shipments in the first half of fiscal 2005, primarily to wind farm operators in the United States, Europe, and Canada.

Cost-sharing funding

In addition to reported revenues, we also received funding of $561,000 for the three months ended September 30, 2004 under three government cost-sharing agreements with the U.S. Air Force, Department of Commerce, and DOE. For the same quarter of the prior year, we recorded approximately $447,000 of funding from the same three agencies. For the six-month period ended September 30, 2004, we received cost-sharing funding of $1,067,000, compared to $759,000 in the same period of the prior year. All of our cost-sharing programs provide funding in support of 2G wire development work being done in the AMSC Wires business unit. We anticipate that a portion of our funding in the future will continue to come from cost-sharing agreements as we continue to develop joint programs with government agencies. As required by government contract accounting guidelines, funding from government cost-sharing agreements is recorded as an offset to R&D and SG&A expenses, rather than as revenues.

Costs and expenses

Total costs and expenses for the quarter ended September 30, 2004 were $13,768,000, compared to $15,626,000 for the same period last year. Total costs and expenses for the six-month period ended September 30, 2004 were $31,404,000, compared to $31,802,000 for the same period last year.

“Costs of revenue – product sales and prototype development contracts” decreased by $916,000 to $9,044,000 for the three months ended September 30, 2004, compared to $9,960,000 for the same period of the prior year. This decrease was directly related to the lower level of prototype development contract revenues in the SuperMachines business unit and the recording of approximately $3,100,000 of contract costs as inventory at September 30, 2004, as future funding was deemed probable. This decrease was partially offset by higher costs associated with the increased level of product sales in the AMSC Wires and Power Electronic Systems business units.

“Costs of revenue – product sales and prototype development contracts” increased by $4,297,000 to $22,530,000 in the six-month period ended September 30, 2004 from $18,233,000 for the same period of the prior year in connection with the significantly higher levels of revenue in AMSC Wires and Power Electronic Systems, partially offset by lower costs of revenue in SuperMachines.

“Costs of revenue – contract revenue” increased to $513,000 and $697,000 for the three- and six-month periods ended September 30, 2004, respectively, compared to $186,000 and $522,000 for the same prior-year periods, in conjunction with the increase in contract revenues.

Research and development

A portion of our R&D expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost-sharing funding. Our R&D expenditures are summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
R&D expenses per Consolidated Statements of Operations	$2,047,000	$3,111,000	$3,636,000	$7,974,000
R&D expenditures classified as Costs of revenue	5,144,000	6,685,000	13,967,000	11,439,000
R&D expenditures offset by cost-sharing funding	337,000	417,000	658,000	703,000

Pro forma R&D expenses	$7,528,000	$10,213,000	$18,261,000	$20,116,000

R&D expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) decreased to $2,047,000 and $3,636,000 in the three and six months ended September 30, 2004, respectively, from $3,111,000 and $7,974,000 for the same periods last year primarily as a result of two factors: a higher percentage of the R&D costs was classified as costs of revenue or into inventory in connection with the prototype development contract work in SuperMachines and a higher percentage of AMSC Wires’ labor and overhead costs was absorbed into costs of revenue in support of the higher level of product sales. Pro forma R&D expenses, which include amounts classified as costs of revenue and amounts offset by cost-sharing funding, decreased to $7,528,000 and $18,261,000 in the three and six months ended September 30, 2004, respectively, from $10,213,000 and $20,116,000 for the same periods last year, as a result of the recording of certain 36.5 MW motor program-related costs as inventory in the SuperMachines business unit. Other increases in spending, such as the higher subcontractor costs associated with the LIPA program over the first six months of fiscal 2005 compared to the same prior-year period, were offset by cost savings associated with headcount and controllable expense reductions which began in July 2003.

Selling, general, and administrative

A portion of the SG&A expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as SG&A expenses). Additionally, a portion of SG&A expenses was offset by cost-sharing funding. Our SG&A expenditures are summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
SG&A expenses per Consolidated Statements of Operations	$2,164,000	$2,368,000	$4,541,000	$5,072,000
SG&A expenditures classified as Costs of revenue	1,062,000	1,602,000	3,064,000	3,127,000
SG&A expenditures offset by cost-sharing funding	225,000	30,000	409,000	57,000

Pro forma SG&A expenses	$3,451,000	$4,000,000	$8,014,000	$8,256,000

SG&A expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) decreased to $2,164,000 and $4,541,000 in the three and six months ended September 30, 2004, respectively, from $2,368,000 and $5,072,000 for the same periods last year primarily as a result of a higher percentage of the SG&A costs being classified as costs of revenue or into inventory in connection with the prototype development contract work in

SuperMachines. Pro forma SG&A expenses, which include amounts classified as costs of revenue and amounts offset by cost-sharing funding, decreased to $3,451,000 and $8,014,000 for the three and six months ended September 30, 2004 from $4,000,000 and $8,256,000 for the same periods last year. Increased SG&A expenses related to higher professional service fees, higher salary and benefit costs, and higher rent associated with our Westborough, Massachusetts corporate headquarters were more than offset by the recording of certain 36.5 MW program-related costs as inventory in the SuperMachines business unit and by cost savings associated with the headcount and controllable expense reductions which began in July 2003. SG&A expenses for the three and six months ended September 30, 2004 included $135,000 of legal costs related to the lawsuit filed against us on November 5, 2003 by TM Capital, and our counterclaims against TM Capital, compared to $0 for the same prior-year periods.

We present pro forma R&D and pro forma SG&A expenses, which are non-GAAP measures, because we believe this presentation provides useful information on our aggregate R&D and SG&A spending.

Non-operating expenses/Interest income

Interest income increased to $160,000 and $304,000 in the three and six months ended September 30, 2004, respectively, from $48,000 and $82,000 for the same periods of the prior year. This increase in interest income reflects the higher cash balance available for investment as a result of our October 2003 public offering of 5,721,250 shares of our common stock that generated net proceeds (after deducting underwriting discounts and commissions, but before deducting offering expenses) of $51,148,000.

Fees – abandoned debt financing of $0 and $35,000 for the three and six months ended September 30, 2004, respectively, compared to $1,356,000 for the three- and six-month periods ended September 30, 2003, represented various legal fees and expenses incurred in connection with a debt financing transaction that we decided not to pursue in August 2003 in favor of a public equity offering, which we completed in October 2003.

Other income (expense), net was ($8,000) and ($77,000) in the three and six months ended September 30, 2004, consisting primarily of losses from the sale of certain pieces of surplus equipment, compared to other income (expense), net of ($17,000) and $12,000 in the prior-year quarter and six-month period, respectively.

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

Liquidity and Capital Resources

At September 30, 2004, we had cash, cash equivalents and marketable securities of $45,655,000 compared to $52,647,000 at March 31, 2004, a decrease of $6,992,000 over the first half of the fiscal year. The principal uses of cash for the six months ended September 30, 2004 were $6,020,000 for the funding of our operations, including significant increases in working capital needs due to the build-up of inventory in SuperMachines and Power Electronic Systems in anticipation of higher projected revenues in the third quarter of fiscal 2005, and $891,000 for the acquisition of equipment, primarily for our 2G wire process. An increase in other assets of $1,272,000, primarily as a result of a capitalized license payment made in the first quarter ended June 30, 2004, was offset by proceeds from the issuance of common stock of $1,205,000, derived primarily from the exercise of stock options.

We have generated operating losses since our inception in 1987 and expect to continue incurring losses until at least the end of fiscal 2005. Operating losses for the fiscal years ended March 31, 2004, 2003 and 2002 contributed to net cash used by operating activities of $17,422,000, $39,605,000 and $26,456,000, respectively, for these periods. For the six months ended September 30, 2004, net cash used by operating activities was $6,020,000.

In October 2003, we completed a public equity offering of 5,721,250 shares of our common stock that generated net proceeds (after deducting underwriting discounts and commissions, but before deducting offering expenses) of $51,148,000, in order to supplement our anticipated cash needs for operations as well as our investment in the 2G wire development program. Although our cash requirements fluctuate based on a variety of factors, including customer adoption of our products and our research and development efforts to commercialize our products, we believe that with the proceeds from the public stock offering, our available cash will be sufficient to fund our working capital, capital expenditures, and other cash requirements for at least the next 12 months.

We have potential funding commitments (excluding amounts included in accounts receivable) of approximately $57,116,000 to be received after September 30, 2004 from government and commercial customers, compared to $65,301,000 at March 31, 2004. However, these current funding commitments, including $42,279,000 on U.S. government contracts, are subject to certain standard cancellation provisions. Additionally, several of our government contracts are being funded incrementally, and as such, are subject to the future authorization and appropriation of government funding on an annual basis. We have a history of successful performance under incrementally-funded contracts with the government.

Included in our current potential funding commitment amount is $30,946,000 relating to the Navy 36.5 MW motor contract, which represents the total base program value (excluding certain potential performance-based incentive fees) of $66,611,000, plus $317,000 of approved incentive fees, less the $35,982,000 of revenue recognized for the program through September 30, 2004.

Of the current commitment amount of $57,116,000 as of September 30, 2004, approximately 76% is billable to and potentially collectable from our customers within the next 12 months.

The possibility exists that we may pursue acquisition and joint venture opportunities in the future that may affect liquidity and capital resource requirements.

To date, inflation and foreign exchange have not had a material impact on our financial results.

New Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF No. 03-01, “The Meaning of Other-Than Temporary Impairment and its Application to Certain Investments.” EITF No. 03-01 addresses disclosures about unrealized losses on available-for-sale debt and equity securities and the evaluation of other-than temporary impairment related to securities accounted for under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The provisions of EITF No. 03-01 are effective for other-than temporary impairment and disclosures in fiscal periods beginning after June 15, 2004. The adoption of EITF No. 03-01 had no impact on our financial position or operating results.

FUTURE OPERATING RESULTS

Various statements included herein, as well as other statements made from time to time by our representatives, which relate to future matters (including but not limited to statements concerning our future commercial success) constitute forward-looking statements and are made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. There are a number of important factors which could cause our actual results of operations and financial condition in the future to vary from that indicated in such forward-looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information set forth below.

We have a history of operating losses, and we expect to incur losses in the future.

We have been principally engaged in research and development activities. We have incurred net losses in each year since our inception. Our net loss for the six months ended September 30, 2004 was $9,030,000, and for the fiscal years ended March 31, 2004, March 31, 2003, and March 31, 2002 was $26,733,000, $87,633,000, and $56,985,000, respectively. Our accumulated deficit as of September 30, 2004 was $308,873,000. We expect to continue to incur operating losses until at least the end of fiscal 2005, and there can be no assurance that we will ever achieve profitability.

We had cash, cash-equivalents and long-term marketable securities totaling $45,665,000 at September 30, 2004. In October 2003, we completed a public offering of 5,721,250 shares of our common stock that generated net proceeds (after deducting underwriting discounts and commissions, but before deducting offering expenses) of $51,148,000. With the proceeds from this stock offering, we believe our available cash will be sufficient to fund our working capital, capital expenditures, and other cash requirements for at least the next 12 months. However, we may need additional funds sooner than anticipated if our performance deviates significantly from our current business plan, if there are significant changes in competitive or other market factors, or if unforeseen circumstances arise. Such funds may not be available, or may not be available under terms acceptable to us.

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

We have limited experience manufacturing our HTS products in commercial quantities, and failure to manufacture our HTS products in commercial quantities at acceptable cost and quality levels could impair our ability to meet customer delivery requirements.

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

As we begin to market and sell our superconductor products, we will face intense competition both from competitors in the superconductor field and from vendors of traditional products and new technologies. There are many companies in the United States, Europe, Japan and China engaged in the development of HTS wire, including Sumitomo Electric Industries, Intermagnetics General, European Advanced Superconductors, Nexans, Trithor, Fujikura, Furukawa Electric, and Innova Superconductor Technology. The superconductor industry is characterized by rapidly changing and advancing technology. Our future success will depend in large part upon our ability to keep pace with advancing HTS and LTS technology and developing industry standards. Our SMES products and integrated power electronic products, such as D-VAR, compete with a variety of other products such as dynamic voltage restorers (DVRs), static VAR compensators (SVCs), static compensators (STATCOMS), flywheels, power electronic converters and battery-based power supply systems. Competition for our PowerModules™ includes products from Ecostar, Inverpower, SatCon, Semikron and Trace. The HTS motor and generator products that we are developing face competition from copper wire-based motors and generators, from permanent magnet motors that are being developed, and from companies developing HTS rotating machinery including Siemens and GE. Research efforts and technological advances made by others in the superconductor field or in other areas with applications to the power quality and reliability markets may render our development efforts obsolete. Many of our competitors have substantially greater financial resources, research and development, manufacturing and marketing capabilities than we have. In addition, as the HTS wire, HTS electric motors and generators, and power electronic systems markets develop, other large industrial companies may enter those fields and compete with us. If we are unable to compete successfully, it may harm our business, which in turn may limit our ability to acquire or retain customers.

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

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2004. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of September 30, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Except as discussed above, we are not involved in any legal proceedings other than routine patent litigation or related proceedings incidental to our business that we do not consider material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Company’s Annual Meeting of Stockholders held on July 29, 2004:

Proposal	Votes For	Votes Withheld
1. Election of Directors

Gregory J. Yurek	24,487,991	888,727
Albert J. Baciocco, Jr.	24,523,414	853,304
Vikram S. Budhraja	24,514,639	862,079
Peter O. Crisp	24,395,646	981,072
Richard Drouin	24,374,176	1,002,542
Andrew G. C. Sage, II	24,537,477	839,241
John B. Vander Sande	22,030,472	3,346,246

	Votes For	Votes Against	Abstentions	Broker Non-Votes
2. Approval of amendment to Restated Certificate of Incorporation	24,390,847	891,323	94,548	0

	Votes For	Votes Against	Abstentions	Broker Non-Votes
3. Approval of 2004 Stock Incentive Plan	7,311,990	6,709,701	119,805	11,235,222

	Votes For	Votes Against	Abstentions	Broker Non-Votes
4. Approval of amendment to Second Amended and Restated 1997 Director Stock Option Plan	12,059,995	1,970,078	111,423	11,235,222

	Votes For	Votes Against	Abstentions	Broker Non-Votes
5. Ratification of independent auditors	25,256,871	71,284	48,563	0

Please see the Company’s Proxy Statement filed with the Securities and Exchange Commission (SEC) on June 24, 2004 in connection with the Company’s Annual Meeting of Stockholders held on July 29, 2004 for a description of the matters voted upon.

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

AMERICAN SUPERCONDUCTOR CORPORATION

November 9, 2004	/s/ Gregory J. Yurek
Date	Gregory J. Yurek
Chairman of the Board and
Chief Executive Officer

November 9, 2004	/s/ Kevin M. Bisson
Date	Kevin M. Bisson
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

November 9, 2004	/s/ Thomas M. Rosa
Date	Thomas M. Rosa
Vice President of Finance and Accounting, and Secretary (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1	Form of incentive stock option agreement under 2004 Stock Incentive Plan

10.2	Form of non-statutory stock option agreement under 2004 Stock Incentive Plan

10.3	Form of restricted stock agreement under 2004 Stock Incentive Plan

10.4	Form of stock option agreement under Second Amended and Restated 1997 Director Stock Option Plan, as amended

10.5	Executive Bonus Plan

31.1	Chief Executive Officer - Certification pursuant to Rule 13a-14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer - Certification pursuant to Rule 13a-14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer - Certification pursuant to Rule13a-14(b) or Rule 15d - 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer - Certification pursuant to Rule 13a-14(b) or Rule 15d - 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.