Form 10-Q
period 2004-12-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2005-02-03
CIK 880807

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended: December 31, 2004	Commission File Number 0-19672

American Superconductor Corporation

(Exact name of registrant as specified in its charter)

Delaware	04-2959321
(State or other jurisdiction of organization or incorporation)	(I.R.S. Employer Identification Number)

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	27,943,446
Class	Outstanding as of January 31, 2005

AMERICAN SUPERCONDUCTOR CORPORATION

INDEX

		Page No.
Part I – Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets December 31, 2004 (unaudited) and March 31, 2004		3

Consolidated Statements of Operations for the three months ended December 31, 2004 and 2003 (unaudited) and the nine months ended December 31, 2004 and 2003 (unaudited)		4

Consolidated Statements of Comprehensive Loss for the three months ended December 31, 2004 and 2003 (unaudited) and the nine months ended December 31, 2004 and 2003 (unaudited)		5

Consolidated Statements of Cash Flows for the nine months ended December 31, 2004 and 2003 (unaudited)		6

Notes to Interim Consolidated Financial Statements		7-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

Part II - Other Information

Item 1. Legal Proceedings		33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		33

Item 3. Defaults Upon Senior Securities		33

Item 4. Submission of Matters to a Vote of Security Holders		33

Item 5. Other Information		33

Item 6. Exhibits		33

Signatures		34

Exhibit Index		35

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	March 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,433,090	$31,241,237
Short-term marketable securities	17,981,171	15,045,419
Accounts receivable, net	8,166,719	8,566,657
Inventory	5,105,055	4,889,394
Prepaid expenses and other current assets	1,157,899	906,956

Total current assets	58,843,934	60,649,663

Property, plant and equipment:
Land	4,021,611	4,021,611
Construction in progress - building and equipment	2,287,619	1,506,326
Building	34,102,138	34,102,138
Equipment	40,655,424	40,645,778
Furniture and fixtures	4,168,096	4,168,165
Leasehold improvements	6,269,197	6,269,037

	91,504,085	90,713,055
Less: accumulated depreciation	(38,663,935)	(34,082,036)

Property, plant and equipment, net	52,840,150	56,631,019

Long-term marketable securities	1,048,397	6,360,047
Goodwill	1,107,735	1,107,735
Other assets	5,474,847	5,150,492

Total assets	$119,315,063	$129,898,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,194,079	$11,541,634
Deferred revenue	1,623,147	2,905,792

Total current liabilities	12,817,226	14,447,426

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $.01 par value
Authorized shares-100,000,000; shares issued and outstanding 27,942,926 and 27,614,149 at December 31, 2004 and March 31, 2004, respectively	279,429	276,141
Additional paid-in capital	418,552,542	415,729,441
Deferred compensation	(885,668)	(701,524)
Deferred warrant costs	(27,089)	—
Accumulated other comprehensive loss	(84,626)	(9,337)
Accumulated deficit	(311,336,751)	(299,843,191)

Total stockholders’ equity	106,497,837	115,451,530

Total liabilities and stockholders’ equity	$119,315,063	$129,898,956

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenues:
Contract revenue	$497,905	$148,917	$1,153,077	$702,363
Product sales and prototype development contracts	22,748,935	12,153,460	44,276,576	28,970,674

Total revenues	23,246,840	12,302,377	45,429,653	29,673,037

Costs and expenses:
Costs of revenue-contract revenue	470,501	141,727	1,167,448	663,849
Costs of revenue-product sales and prototype development contracts	21,198,857	13,577,547	43,728,919	31,810,452
Research and development	2,454,171	3,611,354	6,090,364	11,585,763
Selling, general and administrative	1,771,684	1,577,549	6,312,508	6,649,991

Total costs and expenses	25,895,213	18,908,177	57,299,239	50,710,055

Operating loss	(2,648,373)	(6,605,800)	(11,869,586)	(21,037,018)

Interest income	186,586	81,697	490,157	163,754
Fees - abandoned debt financing	—	(19,167)	(35,193)	(1,375,101)
Other income (expense), net	(1,924)	24,558	(78,938)	36,921

Net loss	$(2,463,711)	$(6,518,712)	$(11,493,560)	$(22,211,444)

Net loss per common share
Basic and Diluted	$(0.09)	$(0.25)	$(0.41)	$(0.96)

Weighted average number of common shares outstanding
Basic and Diluted	27,867,866	26,574,679	27,784,425	23,106,480

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Net loss	$(2,463,711)	$(6,518,712)	$(11,493,560)	$(22,211,444)

Other comprehensive income (loss)
Foreign currency translation	(101)	809	689	(11,156)
Unrealized gains (losses) on investments	(7,373)	2,629	(75,978)	8,584

Other comprehensive income (loss)	(7,474)	3,438	(75,289)	(2,572)

Comprehensive loss	$(2,471,185)	$(6,515,274)	$(11,568,849)	$(22,214,016)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net loss	$(11,493,560)	$(22,211,444)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	5,815,393	5,382,043
Loss on disposal of PP&E and abandoned patents	197,324	3,085
Amortization of deferred compensation expense	298,368	184,849
Amortization of deferred warrant costs	7,451	39,969
Stock compensation expense	21,833	19,404
Changes in operating asset and liability accounts :
Accounts receivable	399,938	(1,802,546)
Inventory-current and long-term	(215,661)	4,891,666
Prepaid expenses and other current assets	(250,848)	(62,321)
Accounts payable and accrued expenses	(347,555)	3,599,469
Deferred revenue - current and long-term	(1,282,645)	(2,928,231)

Net cash used in operating activities	(6,849,962)	(12,884,057)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,217,063)	(1,365,348)
Proceeds from the sale of property, plant and equipment	69,500	77,435
Purchase of marketable securities	(27,181,155)	—
Proceeds from the sale of marketable securities	29,481,075	951,930
Increase in other assets	(1,398,046)	(1,360,371)

Net cash used in investing activities	(245,689)	(1,696,354)

Cash flows from financing activities:
Net proceeds from issuance of common stock	2,287,504	52,373,650

Net cash provided by financing activities	2,287,504	52,373,650

Net increase (decrease) in cash and cash equivalents	(4,808,147)	37,793,239

Cash and cash equivalents at beginning of period	31,241,237	18,487,752

Cash and cash equivalents at end of period	$26,433,090	$56,280,991

Supplemental schedule of cash flow information:
Noncash issuance of common stock	$320,201	$204,253

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

The Company has generated operating losses since its inception in 1987 and expects to continue incurring losses until at least the end of fiscal 2007. Operating losses for the fiscal years ended March 31, 2004, 2003 and 2002 have contributed to net cash used by operating activities of $17,421,953, $39,604,957 and $26,456,387, respectively, for these periods. For the nine months ended December 31, 2004, net cash used by operating activities was $6,849,962.

The Company had cash, cash equivalents, short-term and long-term marketable securities of $45,462,658 as of December 31, 2004.

The Company currently derives a portion of its revenue from research and development contracts. The Company recorded contract revenue related to research and development contracts of $497,905 and $148,917 for the three months ended December 31, 2004 and 2003, respectively, and $1,153,077 and $702,363 for the nine months ended December 31, 2004 and 2003, respectively. In addition, the Company recorded prototype development contract revenue on U.S. Navy and other contracts of $13,469,892 and $7,527,457 for the three months ended December 31, 2004 and 2003, respectively, and $24,543,864 and $19,721,106 for the nine months ended December 31, 2004 and 2003, respectively, which are included under “Revenues – Product sales and prototype development contracts.”

Costs of revenue include research and development (R&D) and selling, general, and administrative (SG&A) expenses that are incurred in the performance of these development contracts.

R&D and SG&A expenses included as costs of revenue for these development contracts were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
R&D expenses	$11,764,031	$6,357,707	$25,731,068	$17,797,051
SG&A expenses	$3,216,877	$2,157,494	$6,280,807	$5,284,345

2. Basis of Presentation:

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The unaudited consolidated financial statements of the Company presented herein have been prepared in accordance with the Securities and Exchange Commission’s (SEC) instructions to Form 10-Q and as such do not include all of the information and note disclosures included in annual financial statements prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosure normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended December 31, 2004 and 2003 and the financial position at December 31, 2004.

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

3. Stock-Based Compensation Plans and Pro Forma Stock-Based Compensation Expense:

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

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” which sets forth a fair-value-based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply APB No. 25 to account for its stock-based compensation plans.

Had compensation cost for awards granted after 1994 under the Company’s stock-based compensation plan been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on certain financial information of the Company would have been as follows:

	For the three months ended December 31,		For the nine months ended December 31,
	2004	2003	2004	2003
Net loss	$(2,463,711)	$(6,518,712)	$(11,493,560)	$(22,211,444)
Add: Stock compensation expense under APB 25	101,838	66,074	298,368	186,037
Less: Stock compensation, net of tax, had all options been recorded at fair value per SFAS 123	(684,512)	(1,487,051)	(2,181,106)	(3,386,566)

Pro forma net loss	$(3,046,385)	$(7,939,689)	$(13,376,298)	$(25,411,973)

Weighted average shares, basic and diluted	27,867,866	26,574,679	27,784,425	23,106,480
Net loss per share, as reported	$(0.09)	$(0.25)	$(0.41)	$(0.96)
Net loss per share, pro forma	$(0.11)	$(0.30)	$(0.48)	$(1.10)

The adjusted amounts include the effects of all activity under the Company’s stock-based compensation plans since April 1, 2000. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:

	For the three months ended December 31,		For the nine months ended December 31,
	2004	2003	2004	2003
Dividend yield	None	None	None	None
Expected volatility	45.02%	100%	44.75%	100%
Risk-free interest rate	4.0%	3.0%	3.3%	3.7%
Expected life (years)	6.5	6.5	6.5	6.5

	For the three months ended December 31,		For the nine months ended December 31,
	2004	2003	2004	2003
Weighted average fair value of options granted at fair market value	$5.44	$8.98	$6.65	$3.35

The above amounts may not be indicative of future expense because amounts are recognized over the vesting period and the Company expects it will have additional grants and related activity under these plans in the future.

4. Net Loss Per Common Share:

Basic earnings per share (“EPS”) is computed by dividing net income/(loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. Common equivalent shares include the effect of the exercise of stock options and warrants. For the three months ended December 31, 2004 and 2003, common equivalent shares of 1,933,560 and 2,542,995 were not included in the calculation of diluted EPS as their effect was antidilutive. For the nine months ended December 31, 2004 and 2003, common equivalent shares of 2,262,488 and 3,525,281 were not included in the calculation of diluted EPS as their effect was antidilutive.

5. Accounts Receivable:

Accounts receivable at December 31, 2004 and March 31, 2004 consisted of the following:

	December 31, 2004	March 31, 2004
Accounts Receivable (billed)	$4,653,095	$3,427,482
Accounts Receivable (unbilled)	3,560,947	5,180,524
Less: Allowance for Doubtful Accounts	(47,323)	(41,349)

Accounts Receivable, net	$8,166,719	$8,566,657

6. Inventories:

Inventories at December 31, 2004 and March 31, 2004 consisted of the following:

	December 31, 2004	March 31, 2004
Raw materials	$1,047,874	$623,792
Work-in-progress	2,680,805	2,109,794
Finished goods	1,376,376	2,155,808

Inventory, net	$5,105,055	$4,889,394

7. Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses at December 31, 2004 and March 31, 2004 consisted of the following:

	December 31, 2004	March 31, 2004
Accounts payable	$2,617,850	$4,408,212
Accrued restructuring	80,990	119,493
Accrued employee stock purchase plan	122,745	189,659
Accrued expenses	7,765,603	6,100,914
Accrued vacation	606,891	723,356

Accounts payable and accrued expenses	$11,194,079	$11,541,634

8. Commitments and Contingencies:

Under Delaware law and the Company’s By-laws, the Company is required to indemnify its officers and directors for liabilities incurred under certain circumstances. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make is unlimited; however, the Company has a Director and Officer insurance policy that limits its indemnification exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes its indemnification exposure is minimal. These indemnification obligations were grandfathered under the provisions of FASB Interpretation No. (FIN) 45 as they were in effect prior to March 31, 2003. Accordingly, the Company has no liabilities recorded under FIN 45 as of December 31, 2004.

The Company received notice on November 5, 2003 of a lawsuit filed against it by TM Capital Corp., a past financial advisor to the Company, under which TM Capital claims to be entitled to cash and equity compensation with respect to the Company’s October 2003 public equity offering. Specifically, TM Capital is requesting a cash payment in excess of $1,600,000 and warrants to purchase over 170,000 shares of the Company’s common stock at an exercise price of $9.50 per share. The Company filed an answer to this lawsuit, denying TM Capital’s claims for damages and other relief and asserting several counterclaims against TM Capital, including breach of contract, gross negligence and breach of fiduciary duty. The lawsuit is currently in the process of completing the discovery phase. As the Company believes it has meritorious defenses to this lawsuit and the Company cannot at this time conclude that potential losses associated with this litigation are probable or reasonably estimatable based on SFAS No. 5, “Accounting for Contingencies,” the Company has not recorded any liability on its balance sheet as of December 31, 2004 nor any expense to its Statement of Operations.

9. Cost-Sharing Arrangements:

The Company has entered into several cost-sharing arrangements with various agencies of the United States government. Funds paid to the Company under these agreements are not reported as revenues but are used to directly offset a portion of the Company’s R&D and SG&A expenses, and to purchase capital equipment. The Company recorded costs under these agreements of $1,620,976 and $1,790,393 for the three months ended December 31, 2004 and 2003, respectively. For the nine months ended December 31, 2004 and 2003, the Company recorded costs of $3,825,824 and $4,234,867, respectively. The Company recorded funding under these agreements of $650,062 and $744,921 for the three months ended December 31, 2004 and 2003, respectively. For the nine months ended December 31, 2004 and 2003, the Company recorded funding of $1,717,202 and $1,504,353, respectively. At December 31, 2004, total funding received inception to date under these agreements was $18,290,000.

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

The operating results for the three business segments are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Revenues*
AMSC Wires	$2,310,315	$1,443,955	$8,706,882	$4,902,413
SuperMachines	13,469,891	7,446,457	24,408,975	19,404,106
Power Electronic Systems	7,466,634	3,411,965	12,313,796	5,366,518

Total	$23,246,840	$12,302,377	$45,429,653	$29,673,037

*	See Note 9. Cost sharing funding is not included in reported revenues.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Operating income (loss)
AMSC Wires	$(4,585,777)	$(4,422,034)	$(10,575,584)	$(15,457,417)
SuperMachines	512,103	449,341	133,805	959,502
Power Electronic Systems	2,001,385	(2,291,570)	179,294	(5,570,460)
Unallocated corporate expenses	(576,084)	(341,537)	(1,607,101)	(968,643)

Total	$(2,648,373)	$(6,605,800)	$(11,869,586)	$(21,037,018)

The assets for the three business segments (plus Corporate Cash) are as follows:

	For the period ended
	December 31, 2004	March 31, 2004
Assets
AMSC Wires	$60,038,073	$63,554,415
SuperMachines	7,914,994	6,018,468
Power Electronic Systems	5,899,338	7,679,370
Corporate cash and marketable securities	45,462,658	52,646,703

Total	$119,315,063	$129,898,956

The accounting policies of the business segments are the same as those for the consolidated Company, except that certain corporate expenses which the Company does not believe are specifically attributable or allocable to any of the three business segments have been excluded from the segment operating income (loss).

11. New Accounting Pronouncements:

On December 16, 2004 the FASB issued its final standard on accounting for share-based payments, SFAS No. 123R (revised 2004), Share-Based Payment (SFAS 123R), that requires companies to expense the value of employee stock options and similar awards. SFAS 123R addresses the accounting for share based payment transactions with employees, excluding employee stock ownership plans (ESOPs) and awards made in connection with business combinations. Examples include employee stock purchase plans (ESPPs), stock options, restricted stock, and stock appreciation rights. Under SFAS 123R, the most significant change in practice would be treating the fair value of stock based payment awards that are within its scope as compensation expense in the income statement beginning on the date that a company grants the awards to employees. The expense would be recognized over the vesting period for each option tranche and adjusted for actual forfeitures that occur before vesting. This pronouncement is effective beginning in fiscal periods beginning after June 15, 2005. The Company is currently assessing the impact the adoption of this standard will have on its financial position and results of operations.

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

Allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional provisions for bad debt allowances may be required. The allowance for doubtful accounts was $47,000 and $41,000 on December 31, 2004 and March 31, 2004, respectively.

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

No impairment charges were recorded in fiscal 2004 or the first three quarters of fiscal 2005.

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

Results of Operations

The Company has three reportable business segments—SuperMachines, Power Electronic Systems, and AMSC Wires.

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

Revenues

Total revenues during the quarter ended December 31, 2004 were $23,247,000, an 89% increase compared to the $12,302,000 of revenues recorded for the same quarter a year earlier. For the nine months ended December 31, 2004, total revenues were $45,430,000, a 53% increase over the $29,673,000 of revenues recorded in the comparable period of the prior year.

	For the three months ended		For the nine months ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
Revenues
SuperMachines	$13,470,000	$7,446,000	$24,409,000	$19,404,000
Power Electronic Systems	7,467,000	3,412,000	12,314,000	5,367,000
AMSC Wires	2,310,000	1,444,000	8,707,000	4,902,000

Total	$23,247,000	$12,302,000	$45,430,000	$29,673,000

The increase in total revenues of $10,945,000 for the quarter ended December 31, 2004, compared to the same prior-year quarter, was mainly the result of substantial increases in revenues in the SuperMachines and Power Electronic Systems business units.

In the SuperMachines business unit, revenues increased to $13,470,000 in the quarter ended December 31, 2004 from $7,446,000 in the same prior-year quarter, an increase of $6,024,000 or 81% driven by higher prototype development contract revenues on the U.S. Navy 36.5 Megawatt (MW) motor program.

Two factors contributed to the increase in revenue on the 36.5 MW motor program, which had revenues of $13,361,000 and $7,237,000 in the quarters ended December 31, 2004 and 2003, respectively. First, the third quarter of fiscal 2005 included approximately $3,200,000 of 36.5 MW program revenue which was recognized in October 2004 upon the receipt of $9,300,000 of incremental funding from the Navy. As a result of a funding limitation which was in effect as of the end of the September 30, 2004 quarter, deferred program costs of $3,091,000 (representing costs incurred in excess of funding) were recorded as inventory at September 30, 2004, limiting 36.5 MW program revenues to $3,070,000 in the second quarter of fiscal 2005. These deferred program costs were recorded as costs of revenue upon receipt of the incremental funding in October 2004, resulting in approximately $3,200,000 of revenue on this cost-plus-incentive-fee program in the third quarter of fiscal 2005. The Navy authorized additional incremental funding to the 36.5 MW program in November 2004 as well, and additional funding allocations are expected to continue to occur.

The second factor contributing to the increase in 36.5 MW program revenue was the AMSC Wires business unit’s delivery of approximately 150 kilometers of HTS wire to the program in the third quarter of fiscal 2005, resulting in revenues of over $3,500,000 (out of $13,361,000 total), compared to approximately $200,000 of HTS wire-related 36.5 MW program revenue in the same prior-year quarter. Both of the above factors also contributed to the sequential quarterly increase in SuperMachines revenues from $3,553,000 in the second quarter of fiscal 2005 to $13,470,000 in the third quarter.

In the Power Electronic Systems business unit, revenues increased to $7,467,000 in the quarter ended December 31, 2004 from $3,412,000 in the same prior-year quarter, an increase of $4,055,000 or 119% driven by sales of D-VAR® and PQ-IVR™ systems. Five such units which had been ordered in the first quarter of fiscal 2005 were sold for industrial and wind farm applications in the third quarter of fiscal 2005, resulting in revenues of $7,112,000. The remaining $355,000 consisted of maintenance and service revenues. In the prior-year quarter, $3,250,000 of the $3,412,000 of revenue related to the sale of six distributed superconducting magnetic energy storage (D-SMES) units to the American Transmission Company (ATC) in December 2003.

AMSC Wires’ revenues increased to $2,310,000 for the quarter ended December 31, 2004 from $1,444,000 for the prior-year quarter, an increase of $866,000 or 60%, resulting from a $1,105,000 increase in product sales relating to work being performed on the U.S. Department of Energy (DOE) project to install an HTS power cable in the transmission grid of the Long Island Power Authority (LIPA). Revenues on the LIPA project increased to $1,665,000 in the third quarter of fiscal 2005 compared to $560,000 in the same prior-year quarter, primarily as a result of a $970,000 increase in subcontractor spending by Nexans and Air Liquide. Contract revenues in AMSC Wires also increased by $349,000 to $498,000 in the third quarter of fiscal 2005 as a result of $443,000 of work performed on a second-generation (2G) research contract awarded in June 2004 by the Defense Advanced Research Projects Agency (DARPA), compared to $149,000 of contract revenues in the same prior-year quarter.

These increases in contract and LIPA project revenues were partially offset by a $588,000 decrease in HTS wire sales to external customers, as wire sales declined to $147,000 in the third quarter of fiscal 2005 from $735,000 in the same prior-year quarter. AMSC Wires actually delivered a record quantity of approximately 163 kilometers (about 101 miles) of first-generation (1G) HTS wire in the third quarter of fiscal 2005, but over 150 kilometers were intercompany shipments to the 36.5 MW motor program. The revenue related to this wire shipment was reported in the SuperMachines business unit.

For the nine-month period ended December 31, 2004, total revenues were $45,430,000, an increase of $15,757,000 or 53% compared to $29,673,000 of revenues for the same period of the prior fiscal year.

SuperMachines revenues increased by $5,005,000 to $24,409,000 in the nine-month period ended December 31, 2004 from $19,404,000 for the same period last year due to an increase in work performed on the Navy 36.5 MW motor program, on which revenues were $23,434,000 and $17,740,000 for the nine-month periods ended December 31, 2004 and 2003, respectively. This increase in program revenue was driven by higher HTS wire deliveries and an increase in work performed by various subcontractors on the 36.5 MW motor program, including Northrop Grumman and Ideal Electric Company.

Revenues in Power Electronic Systems increased by $6,947,000 or 129% to $12,314,000 for the nine-month period ended December 31, 2004 from $5,367,000 for the same period of the prior year. This increase came as a result of a higher level of D-VAR and PQ-IVR system shipments in the first nine months of fiscal 2005, both for industrial applications and to wind farm operators in the United States, Europe, and Canada.

AMSC Wires’ revenues increased by $3,805,000 or 78% to $8,707,000 for the nine-month period ended December 31, 2004 from $4,902,000 for the same prior-year period, due to a $1,249,000 increase in HTS wire sales, a $2,105,000 increase in work performed on the DOE project to install an HTS power cable in the LIPA transmission grid, and a $451,000 increase in contract revenues. Wire sales increased to $3,012,000 in the first nine months of fiscal 2005 from $1,763,000 in the same period last year, due to increased wire shipments. LIPA-related revenues increased to $4,542,000 for the nine-month period ended December 31, 2004 from $2,437,000 for the same prior-year period, primarily as a result of a $1,730,000 increase in subcontractor spending over the first nine months of fiscal 2005, compared to the prior year. Contract revenues increased to $1,153,000 from $702,000, primarily as a result of work performed on the DARPA 2G contract.

Cost-sharing funding

In addition to reported revenues, we also received funding of $650,000 for the quarter ended December 31, 2004 under two government cost-sharing agreements with the U.S. Air Force and Department of Commerce. For the same quarter of the prior year, we recorded approximately $745,000 of funding from the Air Force, Department of Commerce, and DOE. For the nine-month period ended December 31, 2004, we received cost-sharing funding of $1,717,000, compared to $1,504,000 in the same period of the prior year. All of our cost-sharing programs provide funding in support of 2G wire development work being done in the AMSC Wires business unit. We anticipate that a portion of our funding in the future will continue to come from cost-sharing agreements as we continue to develop joint programs with government agencies. As required by government contract accounting guidelines, funding from government cost-sharing agreements is recorded as an offset to R&D and SG&A expenses, rather than as revenues.

Costs and expenses

Total costs and expenses for the quarter ended December 31, 2004 were $25,895,000, compared to $18,908,000 for the same period last year. Total costs and expenses for the nine-month period ended December 31, 2004 were $57,299,000, compared to $50,710,000 for the same period last year.

“Costs of revenue – product sales and prototype development contracts” increased by $7,621,000 to $21,199,000 for the quarter ended December 31, 2004, compared to $13,578,000 for the same quarter of the prior year. This increase in costs of revenue was directly related to the higher level of prototype development contract revenues in the SuperMachines business unit. Although product sales at the Power Electronic Systems business unit increased by $4,055,000 to

$7,467,000 in the third quarter of fiscal 2005 from $3,412,000 in the same prior-year quarter, costs of revenue at Power Electronic Systems decreased by $446,000 to $3,585,000 in the third quarter of fiscal 2005 from $4,031,000 in the same prior-year quarter. This resulted from the higher gross margins associated with the fiscal 2005 product sales at Power Electronic Systems, compared to the sale of six D-SMES units to ATC in the prior-year quarter at zero margin in connection with a pre-existing agreement signed in calendar year 1999.

“Costs of revenue – product sales and prototype development contracts” increased by $11,919,000 to $43,729,000 in the nine-month period ended December 31, 2004 from $31,810,000 for the same period of the prior year in connection with the higher levels of revenue in all three business units. Although product sales at the Power Electronic Systems business unit increased by $6,947,000 to $12,314,000 in the first nine months of fiscal 2005 from $5,367,000 in the same prior-year period, costs of revenue at Power Electronic Systems increased by only $799,000 to $6,808,000 in the first nine months of fiscal 2005 from $6,009,000 in the same prior-year period. This resulted from the higher gross margins associated with the fiscal 2005 product sales at Power Electronic Systems, compared to the sale of six D-SMES units to ATC in the prior-year period at zero margin in connection with a pre-existing agreement signed in calendar year 1999.

“Costs of revenue – contract revenue” increased to $471,000 and $1,167,000 for the three- and nine-month periods ended December 31, 2004, respectively, compared to $142,000 and $664,000 for the same prior-year periods. “Costs of revenue – contract revenue” increased proportionately with the higher level of contract revenues.

Research and development

A portion of our R&D expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost-sharing funding. Our R&D expenditures are summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
R&D expenses per Consolidated Statements of Operations	$2,454,000	$3,611,000	$6,090,000	$11,586,000
R&D expenditures classified as Costs of revenue	11,764,000	6,358,000	25,731,000	17,797,000
R&D expenditures offset by cost-sharing funding	411,000	532,000	1,069,000	1,234,000

Pro forma R&D expenses	$14,629,000	$10,501,000	$32,890,000	$30,617,000

R&D expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) decreased to $2,454,000 and $6,090,000 in the three and nine months ended December 31, 2004, respectively, from $3,611,000 and $11,586,000 for the same periods last year primarily as a result of a higher percentage of the R&D costs being classified as costs of revenue in connection with the prototype development contract work in SuperMachines and a higher percentage of AMSC Wires’ labor and overhead costs being absorbed into costs of revenue in support of the higher level of product sales.

Pro forma R&D expenses, which include amounts classified as costs of revenue and amounts offset by cost-sharing funding, increased to $14,629,000 and $32,890,000 in the three and nine months ended December 31, 2004, respectively, from $10,501,000 and $30,617,000 for the same periods last year. The increase of $4,128,000 in the quarter ended December 31, 2004, compared to the same prior-year quarter, was caused in part by 36.5 MW program costs of $2,257,000 (representing the R&D portion of program costs incurred in excess of funding as of September 30, 2004) which were recorded in inventory as of September 30, 2004 being recorded as costs of revenue in October 2004 upon receipt of the incremental funding from the Navy. The remainder of the increase in pro forma R&D spending in the third quarter of fiscal 2005, compared to the same prior-year quarter, was the result of higher subcontractor spending on the LIPA and 36.5 MW programs. For the nine-month period ended December 31, 2004, the increase in pro forma R&D spending of $2,273,000, compared to the same prior-year period, was caused by an approximate $5,000,000 increase in subcontractor spending on the 36.5 MW and LIPA programs, partially offset by more than a $2,100,000 reduction in material purchases on the 36.5 MW program and a reduction of approximately $400,000 in compensation costs associated with headcount reductions which were implemented in July 2003.

Selling, general, and administrative

A portion of the SG&A expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as SG&A expenses). Additionally, a portion of SG&A expenses was offset by cost-sharing funding. Our SG&A expenditures are summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
SG&A expenses per Consolidated Statements of Operations	$1,772,000	$1,578,000	$6,313,000	$6,650,000
SG&A expenditures classified as Costs of revenue	3,217,000	2,157,000	6,281,000	5,284,000
SG&A expenditures offset by cost-sharing funding	239,000	213,000	648,000	270,000

Pro forma SG&A expenses	$5,228,000	$3,948,000	$13,242,000	$12,204,000

SG&A expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) were $1,772,000 and $6,313,000 in the three and nine months ended

December 31, 2004, respectively, compared to $1,578,000 and $6,650,000 for the same periods last year. The increase of $194,000 in the quarter ended December 31, 2004, compared to the same prior-year quarter, was due to a variety of factors such as higher compensation costs, travel costs, insurance premiums, legal fees, and audit costs relating to Sarbanes-Oxley Section 404 work. These increased costs were partially offset by a higher amount of SG&A expenditures being classified as costs of revenue. The decrease of $337,000 in SG&A costs for the nine months ended December 31, 2004, compared to the same prior-year period, was primarily a result of a higher percentage of the SG&A costs being classified as costs of revenue in connection with the prototype development contract work in SuperMachines and a higher amount of SG&A expenditures being offset by cost-sharing funding.

Pro forma SG&A expenses, which include amounts classified as costs of revenue and amounts offset by cost-sharing funding, increased to $5,228,000 and $13,242,000 for the three and nine months ended December 31, 2004 from $3,948,000 and $12,204,000 for the same periods last year. The increase of $1,280,000 in the quarter ended December 31, 2004, compared to the same prior-year quarter, was caused in part by 36.5 MW program costs of $834,000 (representing the SG&A portion of program costs incurred in excess of funding as of September 30, 2004) which were recorded in inventory as of September 30, 2004 being recorded as costs of revenue in October 2004 upon receipt of the incremental funding from the Navy. The remainder of the increase in pro forma SG&A in the third quarter of fiscal 2005, compared to the same prior-year quarter, was the result of the higher compensation, travel, insurance, legal, and audit costs. The pro forma SG&A increase of $1,038,000 for the nine months ended December 31, 2004, compared to the same prior-year period, was the result of higher compensation, travel, insurance, legal, and audit costs. SG&A expenses included $135,000 and $270,000 of legal costs for the three and nine months ended December 31, 2004, respectively, related to the lawsuit filed against us on November 5, 2003 by TM Capital, and our counterclaims against TM Capital, compared to $0 for the same prior-year periods.

We present pro forma R&D and pro forma SG&A expenses, which are non-GAAP measures, because we believe this presentation provides useful information on our aggregate R&D and SG&A spending.

Non-operating expenses/Interest income

Interest income increased to $187,000 and $490,000 in the three and nine months ended December 31, 2004, respectively, from $82,000 and $164,000 for the same periods of the prior year. The increase in interest income for the quarter ended December 31, 2004, compared to the same prior-year quarter, reflected improved investment yields. The increase in interest income for the nine-month period ended December 31, 2004, compared to the same prior-year period, reflected the higher cash balance available for investment as a result of our October 2003 public offering of 5,721,250 shares of our common stock that generated net proceeds (after deducting underwriting discounts and commissions, but before deducting offering expenses) of $51,148,000, as well as better yields.

Fees – abandoned debt financing of $0 and $35,000 for the three and nine months ended December 31, 2004, respectively, compared to $19,000 and $1,375,000 for the three- and nine-month periods ended December 31, 2003, respectively, represented various legal fees and expenses incurred in connection with a debt financing transaction that we decided not to pursue in August 2003 in favor of a public equity offering, which we completed in October 2003.

Based on our latest operating plan, we expect to continue to incur operating losses until at least the end of fiscal year 2007 as we continue to devote significant financial resources to our commercialization efforts and to our ongoing research and development activities.

Please refer to the “Future Operating Results” section below for a discussion of certain factors that may affect our future results of operations and financial condition.

Liquidity and Capital Resources

At December 31, 2004, we had cash, cash equivalents and short- and long-term marketable securities of $45,463,000 compared to $52,647,000 at March 31, 2004, a decrease of $7,184,000 over the first nine months of the fiscal year. The principal uses of cash for the nine months ended December 31, 2004 were $6,850,000 for the funding of our operations and $1,217,000 for the acquisition of capital equipment, primarily for our 2G wire development work. An increase in other assets of $1,398,000, primarily as a result of a capitalized license payment made in the first quarter ended June 30, 2004, was more than offset by proceeds from the issuance of common stock of $2,288,000, derived primarily from the exercise of stock options.

We have generated operating losses since our inception in 1987 and expect to continue incurring losses until at least the end of fiscal 2007. Operating losses for the fiscal years ended March 31, 2004, 2003 and 2002 contributed to net cash used by operating activities of $17,422,000, $39,605,000 and $26,456,000, respectively, for these periods. For the nine months ended December 31, 2004, net cash used by operating activities was $6,850,000.

Although our cash requirements fluctuate based on a variety of factors, including customer adoption of our products and our research and development efforts to commercialize our products, we believe that our available cash will be sufficient to fund our working capital, capital expenditures, and other cash requirements for at least the next 12 months.

We have potential funding commitments (excluding amounts included in accounts receivable) of approximately $36,948,000 to be received after December 31, 2004 from government and commercial customers, compared to $65,301,000 at March 31, 2004. However, these current funding commitments, including $26,343,000 on U.S. government contracts, are subject to certain standard cancellation provisions. Additionally, several of our government contracts are being funded incrementally, and as such, are subject to the future authorization and appropriation of government funding on an annual basis. We have a history of successful performance under incrementally-funded contracts with the government.

Included in our current potential funding commitment amount is $17,584,000 relating to the Navy 36.5 MW motor contract, which represents the total base program value (excluding certain potential performance-based incentive fees) of $66,611,000, plus $317,000 of approved incentive fees, less the $49,344,000 of revenue recognized for the program through December 31, 2004.

Of the current commitment amount of $36,948,000 as of December 31, 2004, approximately 69% is billable to and potentially collectable from our customers within the next 12 months.

The possibility exists that we may pursue acquisition and joint venture opportunities in the future that may affect liquidity and capital resource requirements.

To date, inflation and foreign exchange have not had a material impact on our financial results.

New Accounting Pronouncements

On December 16, 2004 the FASB issued its final standard on accounting for share-based payments, SFAS No. 123R (revised 2004), Share-Based Payment (SFAS 123R), that requires companies to expense the value of employee stock options and similar awards. SFAS 123R addresses the accounting for share based payment transactions with employees, excluding employee stock ownership plans (ESOPs) and awards made in connection with business combinations. Examples include employee stock purchase plans (ESPPs), stock options, restricted stock, and stock appreciation rights. Under SFAS 123R, the most significant change in practice would be treating the fair value of stock based payment awards that are within its scope as compensation expense in the income statement beginning on the date that a company grants the awards to employees. The expense would be recognized over the vesting period for each option tranche and adjusted for actual forfeitures that occur before vesting. This pronouncement is effective beginning in fiscal periods beginning after June 15, 2005. We are currently assessing the impact the adoption of this standard will have on our financial position and results of operations.

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

We have been principally engaged in research and development activities. We have incurred net losses in each year since our inception. Our net loss for the nine months ended December 31, 2004 was $11,494,000, and for the fiscal years ended March 31, 2004, March 31, 2003, and March 31, 2002 was $26,733,000, $87,633,000, and $56,985,000, respectively. Our accumulated deficit as of December 31, 2004 was $311,337,000. We expect to continue to incur operating losses until at least the end of the fiscal year ending March 31, 2007, and there can be no assurance that we will ever achieve profitability.

We had cash, cash equivalents and short- and long-term marketable securities totaling $45,463,000 at December 31, 2004. We believe our available funds will be sufficient to fund our working capital, capital expenditures, and other cash requirements for at least the next 12 months. However, we may need additional funds if our performance deviates significantly from our current business plan, if there are significant changes in competitive or other market factors, or if unforeseen circumstances arise. Such funds may not be available, or may not be available under terms acceptable to us.

There are a number of technological challenges that must be successfully addressed before our superconductor products can gain widespread commercial acceptance, and our inability to address such technological challenges could adversely affect our ability to acquire customers for our products.

Many of our products are in the early stages of commercialization, while others are still under development. There are a number of technological challenges that we must successfully address to complete our development and commercialization efforts. We also believe that several years of further development in the cable and motor industries will be necessary before a substantial number of additional commercial applications for our HTS wire in these industries can be developed and proven. We will also need to improve the performance and/or reduce the cost of our HTS wire to expand the number of commercial applications for it. We may be unable to meet such technological challenges. Delays in development, as a result of technological challenges or other factors, may result in the introduction or commercial acceptance of our products later than anticipated.

The commercial uses of superconductor products are limited today, and a widespread commercial market for our products may not develop.

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

We have limited experience manufacturing our HTS products in commercial quantities, and failure to manufacture our HTS products in commercial quantities at acceptable cost and quality levels would impair our ability to meet customer delivery requirements.

To be financially successful, we will have to manufacture our HTS products in commercial quantities at acceptable costs while also preserving the necessary performance and quality levels. We cannot make assurances that we will be successful in developing product designs and manufacturing processes that permit us to manufacture our HTS products in commercial quantities at acceptable costs while preserving the necessary performance and quality. In addition, we may incur significant unforeseen expenses in our product design and manufacturing efforts.

Achieving stable yields, production volume and acceptable costs in the commercial manufacturing of 1G HTS wire remains an ongoing challenge. 1G HTS wire manufacturing processes are complex and subtle and must be rigorously controlled and monitored for consistent yields and quality. The failure to manufacture a sufficient quantity of 1G HTS wire at acceptable quality levels and yields would impair our ability to meet customer delivery commitments and adversely affect our financial performance.

We have never manufactured our 2G HTS wire in commercial quantities, and failure to manufacture our 2G HTS wire in commercial quantities at acceptable cost and quality levels would substantially limit our future revenue and profit potential.

We are in the early stages of developing our commercial-scale 2G HTS wire manufacturing processes, which, while very different from our 1G HTS wire manufacturing processes, are also extremely complex and challenging. We may not be able to manufacture satisfactory commercial quantities of 2G HTS wire of consistent quality, yield and cost. Failure to successfully scale up manufacturing of our 2G HTS wire would result in a significant limitation of the broad market acceptance of our HTS products and of our future revenue and profit potential.

We have limited experience in marketing and selling our products, and our failure to effectively market and sell our products could adversely affect our revenue and cash flow.

To date, we have limited experience marketing and selling our products, and there are few people who have significant experience marketing or selling superconductor products. Once our products are ready for widespread commercial use, we will have to develop a marketing and sales organization that will effectively demonstrate the advantages of our products over both more traditional products and competing superconductor products or other technologies. We may not be successful in our efforts to market this new technology, and we may not be able to establish an effective sales and distribution organization.

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

Many of our revenue opportunities are dependent upon subcontractors and other business partners.

Many of the revenue opportunities for our AMSC Wires business unit involve projects, such as the installation of HTS cables in power grids, on which we partner with other companies, including suppliers of cryogenic systems and manufacturers of electric power cables. In addition, a key element of our SuperMachines business strategy is the formation of business alliances with motor manufacturers and/or marine propulsion system integrators. As a result, most of our current and planned revenue-generating projects involve business partners on whose performance our revenue is dependent. If these business partners fail to deliver their products or perform their obligations on a timely basis, our revenue from the project may be delayed or decreased.

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

As we begin to market and sell our superconductor products, we will face intense competition both from competitors in the superconductor field and from vendors of traditional products and new technologies. There are many companies in the United States, Europe, Japan and China engaged in the development of HTS wire, including Sumitomo Electric Industries, Intermagnetics General, European Advanced Superconductors, Nexans, Trithor, Fujikura, Furukawa Electric, Showa, and Innova Superconductor Technology. The superconductor industry is characterized by rapidly changing and advancing technology. Our future success will depend in large part upon our ability to keep pace with advancing HTS and LTS technology and developing industry standards. Our SMES products and integrated power electronic products, such as D-VAR, compete with a variety of other products such as dynamic voltage restorers (DVRs), static VAR compensators (SVCs), static compensators (STATCOMS), flywheels, power electronic converters and battery-based power supply systems. Competition for our PowerModules™ includes products from ABB, Alstom, Siemens, Mitsubishi Electric, Ecostar, Inverpower, SatCon, Semikron and Xantrex. The HTS motor and generator products that we are developing face competition from copper wire-based motors and generators, from permanent magnet motors that are being developed, and from companies developing HTS rotating machinery including Siemens, GE and Doosan Heavy Industries & Construction. Research efforts and technological advances made by others in the superconductor field or in other areas with applications to the power quality and reliability markets may render our development efforts obsolete. Many of our competitors have substantially greater financial resources, research and development, manufacturing and marketing capabilities than we have. In addition, as the HTS wire, HTS electric motors and generators, and power electronic systems markets develop, other large industrial companies may enter those fields and compete with us. If we are unable to compete successfully, it may harm our business, which in turn may limit our ability to acquire or retain customers.

Third parties have or may acquire patents that cover the HTS materials we use or may use in the future to manufacture our products, and our success depends on our ability to license such patents or other proprietary rights.

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

We may in the future acquire complementary businesses or technologies, which may require us to incur substantial costs for which we may never realize the anticipated benefits.

We may in the future acquire complementary businesses or technologies, although we currently have no commitments or agreements and are not involved in any negotiations with respect to any specific acquisitions. If we do pursue acquisitions, management’s attention and resources may be diverted from other business concerns. An acquisition may also involve a significant purchase price and significant transaction-related expenses.

Achieving the benefits of any acquisition would involve additional risks, including:

•	difficulty assimilating acquired operations, technologies and personnel;

•	inability to retain management and other key personnel of the acquired business;

•	changes in management or other key personnel that may harm relationships with the acquired business’s customers and employees; and

•	diversion of management attention as a result of the integration process.

If we do pursue acquisitions, we cannot ensure that we will realize any of the anticipated benefits of any acquisition, and if we fail to realize these anticipated benefits, our operating performance could suffer.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk through financial instruments, such as investments in marketable securities, is not material.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of December 31, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

AMERICAN SUPERCONDUCTOR CORPORATION

February 3, 2005	/s/ Gregory J. Yurek
Date	Gregory J. Yurek
Chairman of the Board and
Chief Executive Officer

February 3, 2005	/s/ Kevin M. Bisson
Date	Kevin M. Bisson
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

February 3, 2005	/s/ Thomas M. Rosa
Date	Thomas M. Rosa
Vice President of Finance and Accounting, and Secretary (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Chief Executive Officer - Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer - Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer - Certification pursuant to Rule13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer - Certification pursuant to Rule 13a-14(b) or Rule 15d- 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.