Form 10-K
period 2005-03-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2005-06-14
CIK 880807

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

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

On September 30, 2004, the aggregate market value of voting and non-voting Common Stock held by nonaffiliates of the Registrant was $304,677,839 based on the closing price of the Common Stock on the NASDAQ National Market on September 30, 2004.

The number of shares of Common Stock outstanding as of June 8, 2005 was 32,579,602.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Form 10-K Part
Definitive Proxy Statement with respect to the Annual	Part III
Meeting of Stockholders for the fiscal year ended
March 31, 2005, to be filed with the Securities and
Exchange Commission no later than June 28, 2005.

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

Item 1.    Business

Overview

We are a leading electricity solutions company. We develop and manufacture products to dramatically improve the cost, efficiency and reliability of systems that generate, deliver and use electric power. Our products include high temperature superconductor (HTS) wire for electric power, transportation, medical and industrial processing applications; motors and generators based on our HTS wire for ship propulsion and industrial uses, as well as synchronous condensers for transmission and distribution grid reliability; and advanced power electronic systems that ensure the quality and reliability of electricity for residential, commercial and industrial end users.

Our HTS wire carries direct current (DC) without any loss of electrical power, resulting in high electrical efficiency. It also conducts more than 150 times the electrical current of copper wire of the same dimensions, which dramatically reduces the size and weight of electrical equipment and significantly increases the power throughput of power cables. Our current and planned products are sold or planned to be sold to electric utilities and transmission and distribution grid operators, electrical equipment manufacturers, industrial power users and shipbuilders that utilize electric motors for ship propulsion systems. Our technology and products are backed by an intellectual property portfolio that as of March 31, 2005 includes more than 395 patents and patent applications owned by us worldwide and more than 370 patents and patent applications licensed from others worldwide.

Our products, and those sold by others who incorporate our products, can:

•	increase the reliability, security and power transfer capacity of electricity transmission and distribution power grids;

•	improve the quality of electric power delivered to manufacturing plants;

•	meet the grid interconnection standards required by wind farms and other sources of renewable energy;

•	reduce the manufacturing and operating costs of primary electrical equipment, including motors and generators;

•	reduce the size and weight of power cables, motors, generators, and other electric power equipment; and

•	conserve energy resources used to produce electricity, such as oil, gas and coal, by more efficiently conducting and converting electricity into useful forms.

We believe there will be significant market demand for our products because of the following factors:

•	demand for electric power continues to grow on a global basis;

•	the power grids in the U.S. and in many developed nations face severe constraints in adequately and safely delivering the amounts of power demanded by electric power users;

•	power reliability and power quality are increasingly important as economies transition to computerized and digitized systems;

•	U.S. domestic policy is now addressing the need to upgrade the transmission and distribution power grid as part of an effective long-term national energy policy; and

•	environmental threats from global industrialization and population growth continue to influence nations to encourage environmentally friendly power technologies.

We conduct our operations through three business units:

•	AMSC Wires, a developer and manufacturer of HTS wire;

•	SuperMachines™, a designer and manufacturer of rotating machines based on our HTS wire, including electric motors, generators and synchronous condensers; and

•	Power Electronic Systems, a designer and manufacturer of power electronic converters and integrated power electronic systems that increase power grid reliability and throughput and ensure high quality power for industrial manufacturing operations.

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

In 1986, a breakthrough in superconductivity occurred when two scientists, Dr. K. Alex Muller and Dr. J. Georg Bednorz, at an IBM laboratory in Zurich, Switzerland, identified a ceramic oxide compound, an HTS material, which was shown to be superconductive at 36 Kelvin (minus 395 degrees Fahrenheit). This discovery earned them the Nobel Prize for Physics in 1987, which is one of six Nobel Prizes awarded to date for work on superconductivity. A series of related ceramic oxide compounds that have higher critical temperatures have been subsequently discovered. This family of ceramic superconductors has come to be known as HTS materials. Some of these materials are being actively used throughout the world and by us for practical wire applications. A variety of organic materials have also been discovered, in a class called “fullerenes,” with critical temperatures ranging between those for high temperature ceramic oxide superconductors and low temperature metallic superconductors. Because of the expense and complexity of synthesizing the fullerenes and also their limited performance in a magnetic field, these have generally not been actively considered for superconductor wire applications. A related group of organic materials called “nanotubes”, though not superconducting, show unusual conductive properties at room temperature and are being considered for wire applications; however, many fundamental problems remain in developing a practical wire from these materials. We monitor worldwide developments in this interesting but still very exploratory area.

In early 2001, it was discovered that a well-known and widely available material, magnesium diboride (MgB2), has a superconductor transition temperature at 40 Kelvin (minus 387 degrees Fahrenheit). The properties of MgB2 are consistent with those of LTS materials. Because of its potential low cost and ease of synthesis, work was initiated around the world to investigate the use of MgB2 in wire applications. We initiated a program to investigate the commercial viability of MgB2 and concluded that it would be very difficult for MgB2 wire to compete against wires based on HTS materials. We have stopped development activities on MgB2 but continue to monitor new developments and are poised to reestablish our program if the need arises.

Power Electronics Technology

Advances in power electronics technology are enabling new, more reliable and efficient use of electric devices and are providing a critical component fundamental to new integrated power solutions that improve the reliability and quality of power delivered to users. Today, our growing digital-based economy demands better power reliability and quality for higher performance through faster power conversion devices and active grid management. Power conversion and active grid management are enabled by power electronic devices, which convert generated or transmitted electric power to the appropriate form for a particular electrical application. Common examples of power electronic conversion include: AC-DC converters used at the interface between AC power sources and a number of applications that use only DC power; DC-DC converters used to change the DC voltage of a source; and DC-AC converters, commonly called inverters, used to convert DC power to AC power. DC is typically produced by batteries and fuel cells, while AC is typically produced by electric generators and used in homes and businesses.

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

Ongoing advances in power electronics technology have spawned new, more reliable and efficient power semiconductor switching devices. We employ devices such as insulated gate bipolar transistors (IGBT) operating in the 300 to 2,000 volt range and at switching frequencies up to 20,000 hertz. We incorporate these into our proprietary, state-of-the-art power electronic converters, which together enable lower cost and more effective, integrated solutions for power reliability and quality. Rather than using discrete packaging, we integrate the IGBTs onto printed circuit boards made of insulating and conductive materials, which increases reliability and reduces manufacturing cost. These circuit boards form a critical building block in our more powerful and smaller power electronic converters. Other key attributes of our power converters are their inherent programmability, flexibility and scalability. Embedded controllers allow end users to customize power converters to meet precise application requirements and optimize the performance characteristics of the device.

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

We believe another key factor affecting the market for our products and technologies is the need to upgrade the U.S. transmission infrastructure. In May 2002, the U.S. Department of Energy (DOE) issued a National Transmission Grid Study (NTGS), which highlights the important role the power grid plays in our economy, specifically outlines the major bottlenecks in the nation’s transmission system and makes recommendations for eliminating them. The report makes clear that if investment in the power grid does not begin now, the power grid will become considerably more congested, resulting in lower reliability and higher prices for electricity. We believe that the recommendations outlined in the NTGS report will be favorable to our efforts to commercialize our products and technologies. The report specifically calls for adopting new technologies including superconductors and power electronics to help alleviate transmission grid congestion and create more secure power networks.

In March 2003, the DOE, in collaboration with the Tennessee Valley Authority (TVA) and the Oak Ridge National Laboratory (ORNL), established the National Transmission Technology Research Center (NTTRC) in Oak Ridge, TN to provide a testing ground for new technologies and products that are designed to meet the needs identified in the NTGS, including those based on HTS materials and power electronics. The DOE, also in March 2003, established a new office, initially named the Office of Electric Transmission and Distribution (OETD), which is tasked with carrying out the recommendations of the NTGS. In April 2003, this office sponsored a National Electric System Vision Meeting in which approximately 60 industry, government and university leaders, including our representatives, gathered to further define the vision for the electric system in the U.S.

In July 2003, based on the input of the Vision Meeting, OETD issued a report entitled Grid 2030—A National Vision for Electricity’s Second 100 Years that reflects the DOE’s expectation that HTS and power electronics technologies will play a significant role in upgrading the North American power grid. Also in July 2003, OETD convened approximately 200 experts to create a technology roadmap to achieve the vision delineated in the Grid 2030 report. The roadmap, entitled National Electric Delivery Technologies Roadmap, was published by the DOE in January 2004. This report specifically calls for the rapid development and deployment of HTS and power electronic technologies in order to create more secure power networks in the U.S.

In June 2005, the DOE announced a reorganization and renaming of the OETD, which is now known as the Office of Electricity Reliability and Energy Reliability (OE). In announcing this change, U.S. Secretary of Energy Samuel Bodman said “DOE’s new office (of Electricity Delivery and Energy Reliability) will focus on the essential mission of modernizing our electric grid. As we saw in the blackouts of 2001 and 2003, a faulty infrastructure can cost our economy billions of dollars. America’s electricity infrastructure is old; in some places it is approaching antiquity. It is critical that we take a comprehensive look and proactively work to address any potential problems.”

All of these recent actions by the U.S. government emphasize the serious nature of the problems affecting the U.S. power grid, the need for significant new investment in the power grid, and the need for HTS technology and advanced power electronics as part of the solution. We believe that we are well positioned to participate in the anticipated increase in investment in the U.S. power grid.

The chart below illustrates the decline in investment in the U.S. power grid over the last several decades. This trend is the result of uncertainties with respect to the ownership of and the return on investment in power grid assets caused by potential changes in power grid regulations and policies. We believe this decrease in investment in the power grid in the U.S., coupled with the increasing demand for more electric power, has contributed to pent-up demand for power grid solutions, which is validated by the recent increases in investments shown in the following chart.

U.S. Transmission and Distribution Investments

$B

Eric Hirst, “U.S. Transmission Capacity: Present Status and Future Prospects,” June 2004, p. 7. The dotted line, which was obtained by regression analysis shows investment in the U.S. transmission grid decreasing by $50 million per year during the period of 1975 to 2004. Investment in the U.S. transmission grid started to increase over the last several years.

We expect that pent-up demand for power grid solutions will be favorable to sales of our current and planned products. In addition, we expect demand for our products and technologies to increase with changes now taking place in certain regulations and policies related to power grid operation and expansion of the power grid.

On August 14, 2003, the largest power outage, or blackout, in U.S. history occurred. It affected approximately 50 million people across the northeastern U.S. and Canada, according to the 2004 Final Blackout Report issued in April 2004 by the U.S.-Canada Power System Outage Task Force, and is estimated to have cost $6-$12 billion in lost economic activity. Industry experts had predicted that such blackouts would occur as a result of the increasing demand for electricity and the decreasing rate of investment in the power grid over the last 30 years. We believe that this blackout has created increased public focus on solving power grid problems. We also believe that we are well positioned to address this business growth opportunity.

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

We offer commercial solutions to these challenges today and are developing innovative solutions for the future. We sell integrated power electronic systems and currently have 36 integrated power electronic systems at 19 customer locations in the U.S., Canada and Europe that provide voltage stabilization in transmission and distribution power grids and clean power for industrial operations. These transmission reliability and industrial power quality systems enable power grids to operate closer to their thermal limits, which in many cases means the existing power grid can carry more power, and increase the productivity and reduce the costs of manufacturing operations that are sensitive to the quality of electric power.

We believe our HTS wire will enable a new class of high capacity, environmentally benign and easy to install transmission and distribution cables that address power grid capacity issues by increasing the thermal limit of existing or new rights of way. We expect that our HTS wire will be utilized in an increasing number of new HTS power cable demonstrations over the next several years. Our HTS dynamic synchronous condensers—AC rotating machines that generate or absorb reactive power to support and stabilize power grid voltage—are designed to increase both the reliability of power grids and the power flow through existing transmission lines. Our first prototype machine has been operating successfully in a transmission grid operated by Tennessee Valley Authority (TVA), one of the largest public utilities in the U.S. We expect that this prototype product will successfully meet the criteria for acceptance and that TVA, which has ordered the first five commercial HTS dynamic synchronous condensers, will release the orders to production after acceptance testing. We expect to ship the first commercial HTS dynamic synchronous condenser in the summer of 2006.

Power Quality.    Distinct from the issue of power reliability is the problem of power quality. Power quality anomalies (most commonly voltage “sags,” which are momentary drops in the voltage in power grids) are an expected part of normal power grid operations, such as re-closure operations used to clear electrical faults in power grids.

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

We believe we are well positioned to participate in the expected increases in investment in power grid reliability solutions and in industrial power quality solutions over the next decade and beyond. We anticipate that our participation in this growing opportunity will be through sales of our existing power electronics-based solutions and in the future, through sales of our HTS dynamic synchronous condensers and our HTS wires for high-capacity power cables. Future transmission applications could also include fault current limiters and transformers.

Power Electronic Converters

Driven in part by the trend toward a global digital economy, the demand for switching power into useful forms is increasing. This, in conjunction with increasingly economical and efficient power converters, is driving the market for power conversion applications. Industry experts estimate that more than 20 percent of all power generated in the U.S. passes through power electronic converters at power levels exceeding 60 kilowatts (kW) and that this amount will increase with the introduction of new applications, including distributed and dispersed generation of power.

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

Rotating Machines: HTS Motors, Generators and Synchronous Condensers

We have developed large-scale, HTS rotating AC synchronous machines that can be utilized as electrical motors, generators or dynamic synchronous condensers. To date, we have demonstrated several industrial and marine propulsion motors and a prototype dynamic synchronous condenser based on our HTS rotating AC synchronous machine technology. We plan to develop and commercialize HTS motors, generators and synchronous condensers.

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

Naval ship designs around the world are beginning to incorporate electric propulsion as well. In January 2000, the U.S. Navy declared it would transition to electric propulsion systems and is pursuing electric propulsion options for its future ship classes, including destroyers and cruisers.

We estimate that the annual market for electric motors and generators for ship propulsion systems is approximately $450 million. Industry experts forecast that this market will grow at a CAGR of up to 20 percent over the next 10 years due to the accelerating transition to electric drives, which is already well underway today.

HTS rotating machines, when operated as dynamic synchronous condensers in power grid substations, are capable of generating or absorbing reactive power, which is measured in VARs (volt-amp reactive). In addition to continuous VAR support, an HTS dynamic synchronous condenser, or SuperVAR® machine, can help stabilize power grids by providing a fast, reliable, low-cost response to transient and disruptive events. This is accomplished through the HTS machine’s unique ability to provide multiples of its rated capacity (overload) in response to transient events. SuperVAR machines also produce VARs on a continuous basis to 100 percent of their full rating (both leading and lagging) to increase grid transmission capacity.

Based on our own market analyses and those of TVA we expect the need for VARs in support of both steady-state and transient power grid operation to continue to rise as the demand for power increases. It is currently estimated that approximately 10,000 mega-VAR (MVAR) of additional support are needed today in the U.S. market, which translates into an annual addressable market of approximately $200-$250 million, which we believe will grow at a rate of 4 percent per year. The international market is expected to grow at more than double this rate. We believe HTS dynamic synchronous condensers along with our power electronics solutions such as Dynamic VAR (D-VAR®) can supply a significant fraction of this demand.

Conventional, large electric rotating machine production is labor intensive, requires a large fixed asset investment, and does not lend itself to mass production techniques. As a result, many manufacturers of large motors and generators are seeking opportunities to reduce manufacturing and investment costs to improve profitability. We believe size and weight reductions in large electric motors, generators, and SuperVAR machines resulting from the use of HTS technology will enable significant reductions in manufacturing costs. During the last two years, we have shifted our focus in the development of electric rotating machines to ship propulsion and dynamic synchronous condenser applications. We believe we are well positioned to be a leader in these rapidly growing markets.

Our Businesses

We are organized into three business units: AMSC Wires, SuperMachines and Power Electronic Systems.

Each business unit is run separately by a vice president and general manager, who reports to our president and chief operating officer. Although these business units are run independently, we leverage common customer and technology opportunities across all of the business units. Each of our business units is engaged in the manufacture and sale of commercial or prototype products and in the development of technology and new products. Our Power Electronic Systems business unit has been selling commercial products since 1999. Our AMSC Wires business unit sells commercial HTS wires produced at the full-scale commercial manufacturing plant we opened in December 2002. Our SuperMachines business unit is developing, assembling, and testing prototype motors and synchronous condensers.

A customer set common to all of these business units is power grid operators, and thus, much of our sales and marketing efforts are directed to this customer category. A significant part of our sales and marketing efforts is focused on the U.S.; however, we are currently marketing our products and technologies around the world. Our channels to market include direct sales and distributors such as GE Energy, Kiswire Ltd., and Suzuki Shokan Co., Ltd. In addition, we utilize Northrop Grumman Marine Systems, a division of Northrop Grumman Electronic Systems, for the sale of HTS application products to the U.S. military through an agreement signed in October 2004.

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

Our commercial wire product is a multi-filamentary composite HTS wire, typically called “first generation” or “1G” HTS wire, which can carry more than 150 times the power of copper wires of the same dimensions. The superconductor compound we utilize in our 1G HTS wire is Bi1.8Pb0.3Sr2Ca2Cu3O10, commonly referred to as “BSCCO”. Currently, the AMSC Wires business unit is selling 1G HTS wire primarily to OEMs that incorporate the wire into prototype power cables, motors, generators and electromagnet applications for sale to the utility, transportation, ship building and industrial processing markets. Our SuperMachines business unit is an AMSC Wires customer. We also sell wire to customers that are in early stages of research and development. These customers use the wire in products such as power transformers, fault current limiters and electromagnet applications in the medical, materials processing and transportation industries, as well as other fields.

While we have been commercializing 1G HTS wire, we have also been developing “second generation” or “2G” HTS wire that we believe will have better electrical and mechanical performance, and that we will be able to manufacture at a significantly lower cost than our current 1G HTS wire. The superconductor compound we utilize in our 2G HTS wire is YBa2Cu3O7, commonly referred to as “YBCO”. We have invested more than $50 million over a period of ten years to develop our 2G HTS wire technology. Based on significant advances in the development of our manufacturing processes for 2G HTS wire and the electrical performance of our 2G HTS wire, we made a business decision to accelerate the scale-up of manufacturing 2G HTS wire and to transition as rapidly as possible from our current 1G HTS wire to our new 2G HTS wire. We believe our 2G HTS wire will become our main HTS wire product within the next three years. However, we can make no assurances that we will be able to complete this transition to 2G HTS wire within this timeframe, or, if we do, that our 2G HTS wire product will be successful in the marketplace.

The graphic below shows the architectures of 1G and 2G HTS wire. Both wires have the same external form and dimensions so 2G HTS wire can easily replace 1G HTS wire in applications that have already adopted 1G HTS wire. The two generations of HTS wire differ in the superconductor materials of which they are comprised, their internal architecture, how they are manufactured, and, in some instances, their end-use applications.

AMSC Wire Production Techniques.    We produce our commercial 1G HTS wire with deformation processing, which is analogous to the techniques used in the existing metal wire industry. In this approach, a silver alloy tube is packed with an oxide precursor powder and sealed. The tube is then deformed into a wire shape by a variety of deformation processing techniques such as wire-drawing and rolling. Finally, the wire is heat-treated to transform the precursor powder inside the wire into a high temperature superconductor. The resulting composite structure consists of many fine superconductor filaments embedded in a silver matrix. The filaments of HTS material, which are typically one-sixth the thickness of a human hair, extend through the entire length of the wire. The composite structure is the subject of a patent owned by the Massachusetts Institute of Technology (MIT), based on an invention by Dr. Gregory Yurek, our Chairman of the Board, Chief Executive Officer, co-founder, and a former professor at MIT; and co-founder Dr. John Vander Sande, a professor at MIT and a member of our Board of Directors. This patent is licensed to us on an exclusive basis until its expiration date in 2010.

We have received additional patents based on the 1G HTS wire structure and processes related thereto. As of March 31, 2005, we had over 115 patents and patents pending worldwide related to 1G HTS wire technology, and licenses to over 295 worldwide patents and patents pending owned by others for 1G HTS wire technology. We believe we have a very strong intellectual property position in the area of 1G HTS wire. Currently, we are one of six companies worldwide, and the only one in the Western Hemisphere, manufacturing 1G HTS wire.

In December 2002, we produced our first saleable 1G HTS wire from our state-of-the-art 355,000-square-foot HTS wire manufacturing facility located in Devens, Massachusetts. Operations, engineering and sales for the AMSC Wires business unit are located there as well. Current production capacity is 1,400,000 meters per year. The facility has been designed to expand the production capacity on a “just-in-time” basis as product demand increases.

We shipped 155,000 meters of 1G HTS wire from this facility in its first fiscal year of operation, ended March 31, 2004. For the fiscal year ended March 31, 2005, we more than doubled the amount of wire shipped to 389,000 meters. The capacity of our current 1G HTS wire manufacturing operation at this facility is approximately 1,400,000 meters per year and we believe the capacity can be doubled to 3,000,000 meters per year for approximately $2 million in additional capital equipment. However, because we have decided to accelerate the transition to 2G HTS wire manufacturing in our Devens plant, it is unlikely we will need to increase the capacity of our 1G manufacturing operation. We believe that approximately 25% of the equipment that we utilize in our 1G HTS wire manufacturing process will be applicable to our 2G HTS wire manufacturing process.

We believe that our 1G HTS wire manufacturing facility provides us with a competitive advantage as the market for HTS wire continues to grow and as the industry transitions from 1G to 2G HTS wire. Customers from 20 countries around the world are currently utilizing our 1G HTS wire in applications such as power cables, motors, generators and superconductor-based, magnetically levitated (“maglev”) trains. Working with these customers for our 1G HTS wire has provided us with valuable insights regarding the specifications for HTS wire required in many different applications, and has allowed us to develop strong customer relationships. We are employing these insights in the design and development of our proprietary 2G HTS wire, which we believe will benefit us relative to companies that are developing 2G HTS wire products but do not have a 1G HTS wire product.

We have been successful in developing and producing 1G HTS wire with performance levels sufficient to meet the technical needs for applications such as power cables, utility generators, shipboard motors, dynamic synchronous condensers and several electromagnet applications including maglev trains. We believe our 1G HTS wire could meet the technical needs for these applications and in some cases, such as motors, generators and synchronous condensers, could also meet the commercial needs, including pricing. However, we expect our 1G HTS wire will be used primarily for prototypes and demonstration projects and that our 2G HTS wire, which we plan to be a “form, fit and function” replacement for 1G HTS wire, will be utilized in commercial superconductor applications.

The price-performance ratio for HTS wire is obtained by dividing the selling price-per-meter ($/m) by the amount of electrical current measured in kilo-Amperes (kA) the wire can carry. The current selling price of 1G HTS wire varies according to customer specifications. For many customers, the price is typically $20 per meter. The corresponding price-performance ratio is $148/kAm using 135 Amperes (0.135 kA) as the typical performance of our commercial wire today. We believe the price-performance ratio of HTS wire needs to be in the range of $25/kAm to $80/kAm to be commercially viable and that the size of the market addressed by HTS wire will continue to increase significantly as the price-performance ratio approaches $25/kAm.

Our continuing emphasis on decreasing the cost of manufacturing HTS wire is now focused on 2G HTS wire because we believe the 2G HTS wire manufacturing processes we have chosen to utilize will yield reductions in manufacturing costs that will lead ultimately to an improvement in the price-performance ratio of 2G HTS wire by a factor of two to five times relative to 1G HTS wire.

The manufacturing process for 2G wire is significantly different from the process used to make 1G HTS wire. The manufacturing process for 1G HTS wire involves packing a powder of BSCCO material into a tube that is subsequently drawn, rolled and heat-treated to produce a wire. 2G HTS wire is produced by coating multiple layers of materials on a metallic base, or substrate, as shown in the following figure. Each layer or coating utilized in the 2G HTS wire architecture must be produced with great precision in order to achieve the highest electrical performance in the YBCO superconductor layer within the wire.

The amount of electrical current that can be carried by a superconductor wire typically decreases as the temperature of the wire in an application increases. The superconducting current drops to zero when the temperature is raised above the critical temperature, Tc. The superconducting current also decreases as the magnetic field to which the wire is exposed in an application increases – becoming zero at a critical magnetic field.

HTS wires utilized in applications such as power transmission cables are exposed to relatively low magnetic fields. We believe the short lengths of 2G HTS wire we have been developing already have the electrical performance levels required for use in power transmission cables. We believe our main challenge for this application is scaling up our 2G HTS wire manufacturing process to produce wires as long as 1,000 meters on a commercial scale at commercially attractive costs. We believe our plan for scaling up our 2G HTS wire manufacturing process from the development stage to a pre-pilot operation and then to a pilot manufacturing operation will enable us to achieve commercial production of long lengths of 2G HTS wire in the next three years.

HTS wires utilized in the form of electromagnetic coils, in applications such as electric motors or generators, maglev train systems, and magnetic resonance imaging medical systems, are exposed to substantial magnetic fields created by the passage of current through the wire. In such applications, methods for enhancing the electrical performance of the HTS wires in the presence of strong magnetic fields need to be developed. This can be achieved by “pinning”, or immobilizing the magnetic vortices, or “magnetic flux lines”, within the superconductor wires as shown in the following graphic.

We believe we have developed a practical, low cost methodology for increasing the electric current in our 2G HTS wires in high magnetic fields. Our approach involves the careful introduction of a variety of defects into the superconductor, including a dispersion of tiny foreign particles or “nanodots”. Each type of defect has a different effect on the wire’s electrical performance, with the result being improved current carrying abilities under a range of temperature and magnetic field conditions. An yttrium oxide (Y2O3) nanodot – approximately 100 atoms across – is shown in the following figure.

By careful selection of the manufacturing technique for the production of each of the layers in a 2G HTS wire, it is possible to produce a 2G HTS wire that has very high electrical performance while minimizing the costs associated with the production of each layer. We have over a period of ten years investigated many different techniques for manufacturing each of the layers in a 2G HTS wire. We have discovered and demonstrated a combination of manufacturing steps that yields 2G HTS wire with very high electrical performance. The manufacturing steps that we currently plan to utilize to manufacture 2G HTS wire are illustrated in the following figure.

We believe the manufacturing steps that we currently plan to utilize in the manufacture of 2G HTS wire will produce 2G HTS wire at substantially lower costs than the manufacturing techniques being pursued by competitors that are developing 2G HTS wire. We believe the performance and manufacturing costs inherent in our 2G HTS wire manufacturing process will give us a competitive edge in the commercial market for HTS wires. We have also developed a strong portfolio of patents related to our 2G HTS wire fabrication methodology, with over 60 worldwide patents and patent applications pending, and licenses to over 50 worldwide patents and patent applications owned by others, as of March 31, 2005. However, we can make no assurances that we will be successful in fully scaling up our proprietary 2G HTS wire manufacturing process.

In July 2004, we announced plans to complete the conversion of our 2G HTS wire development operation into a pre-pilot production line for 2G HTS wire. We expect the pre-pilot line, which will comprise both upgraded development equipment and production equipment, will be in operation by the fall of 2005. While the upgraded development equipment is located primarily in our Westborough facility, all of the new production equipment for the pre-pilot line will be located within our Devens manufacturing facility.

The pre-pilot line will have substantially larger capacity than our development operation. The pre-pilot line will also have the capability to produce 4-centimeter-wide strips of 2G material as shown below, substantially wider than the 1-centimeter-wide strips we produced in our development operation. The migration to 4-centimeter (cm) technology is important because it represents an opportunity for a significant reduction in manufacturing costs. We plan to slit the 4-centimeter-wide strips to the industry standard 0.4-centimeter-wide wires, which will produce multiple wires from one production run, thereby reducing overall manufacturing costs for a given quantity of wire produced. In April 2005, we demonstrated our proprietary 4-cm manufacturing technology for 2G HTS wire by successfully producing the world’s first 20-meter-long strips of 4-cm wide 2G HTS material in a continuous reel-to-reel manufacturing process, which we subsequently slit and laminated into eight 2G HTS wires that each carried 75 times the electrical current of copper wire of the same dimensions. We believe this successful demonstration of our manufacturing methodology for 2G HTS wires means we are on track to achieve our objectives for the scale up of 2G HTS wire manufacturing.

We plan to manufacture and ship approximately 10,000 meters of 2G HTS wire from our pre-pilot line in the first 12 months of its operation. The primary customers for this 2G HTS wire will be our current customers for 1G HTS wire.

When the pre-pilot line meets our expectations for performance and yield for 2G HTS wire production, we plan to convert the pre-pilot line into a full pilot manufacturing operation. This pilot line will consist entirely of production equipment. Because our proprietary 2G HTS wire manufacturing technique is modular, we expect to be able to expand the pilot line to full commercial production, as dictated by market demand, by commissioning additional production modules. The full pilot line and the commercial manufacturing operation will be located in our Devens facility.

We believe we will be in a position to start to order the equipment for the full pilot line in the fourth quarter of the fiscal year ending March 31, 2006. The equipment cost for the pilot line, which we expect will have a production capacity of approximately 300,000 meters per year by December 2007, is expected to be $10 million to $15 million. The additional capital equipment needed for full commercial production is expected to cost approximately $25 million to $30 million, and should result in a commercial manufacturing operation with a gross capacity of approximately 8 million meters of wire per year. Our current plan is to have the commercial manufacturing operation in place by approximately December 2009. We believe we can accelerate this timeline if the market demand for our 2G HTS wire accelerates.

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

Key components of a co-axial, cold dielectric superconductor power cable.

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

HTS power cables must be thermally insulated from their surroundings to minimize the refrigeration expense associated with keeping the nitrogen in its liquid state, which, in turn, keeps the temperature of the HTS wire in the cable below its critical temperature. The cryogenic insulation, typically called a cryostat, is made in a variety of forms depending on the cable architecture. Cryostats of the type needed for HTS power cables have been manufactured for decades by companies such as Nexans and Vacuum Barrier. The kind of cryogenic refrigeration equipment needed for HTS power cables is typically made by companies such as Air Liquide, The BOC Group, Air Products and Chemicals, Praxair and others. Further developments to improve the costs of both cryogenic refrigeration and cryostats are necessary to catalyze broad market adoption of HTS cables.

HTS cables can provide a variety of advantages over conventional copper cables. Most important are the increased power density and very low impedance (VLI) characteristics of several HTS cable designs. These product features provide end user benefits in the following areas:

Infrastructure Siting and Permitting.    Due largely to environmental and property value concerns, acquiring permits for overhead transmission lines has become an increasingly difficult process that can take over a decade to conclude without a guarantee of success. Conventional underground transmission cables that utilize copper or aluminum wires can be applied in some applications, but technical and environmental considerations limit widespread use. Co-axial HTS underground cables alleviate these concerns. With such HTS cables, fewer cables are needed to transmit the same amount of power, they have very low impedance, soil heating concerns are eliminated, and no stray electromagnetic fields (EMF) are produced.

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

More Secure Power Networks.    The security of power networks is becoming a growing concern, and power grid operators have a need for new technology solutions that will enable their networks to become self-protecting. Self-protecting networks adjust rapidly and automatically to disruptions in power network equipment caused by weather damage, willful destruction or other reasons. We believe that VLI superconductor cables, because of their capacity, controllability and impedance characteristics, can play a significant role in conjunction with other technologies in creating more secure power networks.

In order for electric utilities and power grid operators to adopt HTS cables, they must first observe the successful testing and operation of HTS cables in high voltage test facilities and in actual power grid installations. The first phase of HTS cable demonstrations began in 1996 and ended in the first half of 2003. The demonstration projects involved in the first phase were highly successful; only the Detroit Edison HTS cable project, which was run by Pirelli Energia e Sistemi (Pirelli), fell short of its goal when leaks developed in the cable’s thermal insulation system (the cable cryostat). The list of projects in the first phase includes:

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

The second phase of HTS cable demonstrations includes eight to ten new cable projects that are currently underway or are expected to be underway by 2006. We anticipate these demonstrations will occur in the U.S., Europe, China, Korea, Japan and Mexico. In April 2005, Changtong Cable Company successfully demonstrated a distribution voltage HTS cable in China. This cable, which is one of two HTS cable demonstrations underway in China, utilizes our 1G HTS wire. In April 2005, we were selected as the HTS wire supplier for a distribution voltage cable that will be manufactured by Ultera for a demonstration in an American Electric Power substation in Columbus, Ohio in 2006. In June 2005, we were selected by Condumex Cable Company to be the HTS wire supplier for a distribution voltage cable they will manufacture and install in an electrical substation in Mexico City, Mexico, in 2006.

In April 2003, we were selected by the DOE as prime contractor to install a half-mile long, 600 megawatt (MW), 138 kilo-Volt (kV) HTS cable system in the power grid of Long Island Power Authority (LIPA). We selected Nexans as our subcontractor to manufacture the HTS cable, the cable cryostat and the cable terminations, and we selected Air Liquide to provide the cryogenic system design and the refrigeration equipment. We expect to produce approximately 160,000 meters of HTS wire for this project. We plan to deliver all of this wire to Nexans during the fiscal year ending March 31, 2006 and we expect the cable system to be installed and operating in calendar year 2006.

The DOE provides project financing and technical review for the LIPA cable project. The cable system is being designed to become a permanent part of the LIPA power grid. This project is viewed by LIPA as the first phase of an HTS circuit that will provide power to much of Long Island. We view this project as a major step toward commercial HTS cable sales. We are currently discussing commercial power cable applications with several potential end users in the U.S. and abroad. There can be, however, no assurance that operators of transmission and distribution grids will adopt HTS power cables after the demonstration projects are complete. To the extent that HTS cables are adopted for commercial applications, we believe our HTS wire will be competitive and that we will have a significant market for our HTS wires in power cable applications.

Key Markets for HTS Wire (Utility Generators).    We believe another significant market for our HTS wire will be utility generators that produce 100 MVA or more of power. Benefits of using HTS wires in these generators include improved VAR control, longevity (HTS generator coils run “cold,” so there are no thermal stresses), smaller size, weight and footprint, improved energy efficiency, and potentially lower costs. GE Energy, a business of the General Electric Company, is currently developing a 100 MVA HTS electrical generator using our wire.

The first HTS rotor for a 100 MVA generator is being developed by GE Energy using 1G HTS wire. GE Energy has stated that it prefers to adopt 2G HTS wire for its generator design because it believes 2G HTS wire will provide significant cost and mechanical performance advantages for its particular generator design.

The four primary manufacturers of utility generators are GE Energy, Alstom Power, Siemens-Westinghouse and Mitsubishi Electric. We are currently marketing our HTS wire to all of these generator manufacturers with the goal of becoming the primary wire supplier to each of them; however, we can make no assurances that these generator manufacturers will develop commercial HTS generators and, to the extent they are successful, that they will choose our HTS wire.

Key Markets for HTS Wire (Rotating Machines).    Our SuperMachines business unit produces rotating HTS machines and is a customer for wire produced by our AMSC Wires business unit. AMSC Wires also sells its HTS wire to other manufacturers of rotating machines. The SuperMachines business is focused on electric motors and generators for marine propulsion and on synchronous condensers for power grid reliability. A review of this business unit’s products and markets is provided later.

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

Other HTS Wire Applications.    Over the last several years we have sold our HTS wire to a number of OEMs and research and development organizations that are developing other applications for HTS wire. In March 2004, we successfully completed the construction of an HTS electromagnet for a commercial-scale industrial magnetic separator. The new prototype electromagnet met all performance specifications and awaits operation in actual magnetic separation processing.

We have also sold HTS wire for transportation, military, medical and other applications. Many of these applications, such as transformers and fault current limiters, are in the early development stage. We believe that 2G HTS wire will facilitate applications such as transformers and fault current limiters because it has favorable physical properties for these applications. In February 2005, we signed a strategic business alliance agreement with Siemens to develop our 2G HTS wire for fault current limiters.

During the fiscal year ended March 31, 2004, we sold our 1G HTS wire to Central Japan Railway for use in a prototype electromagnet to be used in a maglev train system. Central Japan Railway reported in May 2004 that the wire met their needs for electrical performance and robustness and was likely to lead to lower costs for maglev train systems. We shipped a significant amount of our HTS wire to Central Japan Railway in the fiscal year ending March 31, 2005 for application in additional prototype electromagnetic coils for maglev trains, and we expect to ship more HTS wire to Central Japan Railway in the current fiscal year ending March 31, 2006.

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

As a result of our collaboration with Kiswire, we were chosen to be a supplier of 1G HTS wire for the Korean national superconductor program, which has led to sales and follow-on orders for our HTS wire. We have also made significant inroads into China, which has the world’s second largest electric power generation capacity. During the fiscal year ending March 31, 2005, we shipped approximately 30,000 meters of our HTS wire to China for use in two electric power projects.

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

Competition for HTS Wires.    We face competition both from vendors of traditional wires, such as copper, and from competitors who are developing HTS wires. There are several companies around the world that are our competitors in the market for 1G HTS wire. They presently include Sumitomo Electric Industries (Japan), Furukawa Electric (Japan), European Advanced Superconductor, a division of Bruker Biospin (Germany), Innova Superconductor Technology Co. Ltd. (China) and Trithor GmbH (Germany).

We also face competition in 2G HTS wires from a number of companies in the U.S. and abroad. These include: Intermagnetics General Corporation-Superpower and MetOx in the U.S.; Sumitomo Electric, Fujikura, Furukawa and Showa in Japan; and Nexans, Trithor, Theva, Evico and EHTS, a University of Goettingen spinout acquired by European Advanced Superconductor, in Europe. Impressive laboratory results have been achieved by some of our 2G HTS wire competitors. However, we believe that the proprietary processes we have adopted will prove to be the best processes to provide not only high performance wire, but also commercial quantities at the lowest cost. In particular, four of these competitors, Sumitomo Electric, Nexans, Trithor and Showa, have recently focused their research programs on the development of 2G HTS wire made by the same or similar processes we have chosen to utilize to manufacture 2G HTS wire. We view this development as a validation of our conclusion that our proprietary 2G HTS wire process is the best to provide high performance 2G HTS wire in commercial volumes at the lowest cost. We believe we have a significant technical and manufacturing scale-up lead on these and any other companies that decide to try to duplicate our propriety 2G HTS wire manufacturing process. We also believe that we have a strong intellectual property position, including patent rights and know-how, which will help us maintain a competitive advantage in the area of 2G HTS wire products. However, there can be no assurance that this will be the case.

Many of our competitors have substantially greater financial resources, research and development, manufacturing and marketing capabilities than we do. In addition, as HTS wire markets develop, other large industrial companies may enter these fields and compete with us.

SuperMachines Business

Our SuperMachines business unit is responsible for the design, development, manufacturing, testing and commercialization of HTS electric motors with power ratings up to approximately 50,000 hp (37.5 MW), generators with power ratings generally in the range of 20 to 100 MVA, and dynamic synchronous condensers with reactive power ratings up to 50 mega-VAR (MVAR). This business buys HTS wire from our AMSC Wires business and winds the wire into electromagnetic coils of various sizes and shapes, which we incorporate into the rotors of motors, generators and dynamic synchronous condensers, all of which are AC synchronous rotating machines. In such rotating machines, the rotor coils utilize DC, to which our HTS wire exhibits zero electrical resistance, a feature that typically cuts the electrical losses of AC synchronous rotating machines in half compared with copper wire-based machines.

The use of HTS wire in rotating machines provides us with significant competitive advantages by enabling dramatic reductions in size, weight and manufacturing costs relative to conventional machines. Because of the manufacturing cost reductions associated with the reduced size of our HTS rotating machines, we expect the market price of our rotating machines to be equivalent to that of copper-based machines at the same power and torque rating. The advantages of HTS rotating machines in ship propulsion applications are summarized in the following figure:

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

Our SuperMachines business unit is experienced in HTS rotating machine design, development and testing, and has built a significant portfolio of intellectual property, much of which is protected by more than 43 U.S. and 55 international patents and patents pending. We believe that we are well positioned to transform the 100-year-old rotating machine industry with our innovative HTS technology. Our history of involvement in the development of HTS rotating machines is shown in the following figure:

In January 2003, TVA awarded SuperMachines a contract for the design, fabrication and delivery of a prototype and an order for the first five commercial SuperVAR dynamic synchronous condensers to be used to enhance power grid stability by generating reactive power at critical locations in its power grid. The advanced prototype has been undergoing extensive and rigorous testing in the TVA power grid in Tennessee. Upon successful completion of prototype testing, we expect to ship the first commercial SuperVAR dynamic synchronous condenser in the summer of 2006.

In February 2003, SuperMachines was awarded a competitively bid contract by the U.S. Navy to design and manufacture a 36.5 MW, 120 rpm HTS marine propulsion motor. This motor, which is on schedule for delivery in the summer of 2006, is expected to be evaluated by the Navy for possible use in its new classes of electric warships, which it plans to start building during this decade. This contract, worth approximately $70 million including certain performance incentive fees, is the largest contract in our history and represents a major milestone in the development of HTS rotating machines in general, and of military and commercial ship propulsion motors, in particular. This contract represents the fifth in a series of U.S. Navy awards to SuperMachines since 1999 for the conceptual and preliminary design of HTS ship propulsion motors and the development and manufacture of such motors.

In addition to these two important contract awards, SuperMachines completed the design and assembly of a 5 MW, 230 rpm HTS marine propulsion motor for the U.S. Navy in February 2003. The prototype ship propulsion motor was delivered on schedule to the U.S. Navy in July 2003 and installed for testing at the Navy-funded Center for Advanced Power Systems at the Florida State University in Tallahassee. It successfully completed multiple full load tests (full power at full torque) in which it produced its rated 5MW, and it has been undergoing additional testing that simulates the operational environment of a ship at sea. The motor is currently scheduled to be transferred to the Naval Ship System Engineering Station (NAVSES) in Philadelphia for additional special testing by the Navy.

Manufacturing, Sales and Marketing for HTS Rotating Machines.    Our SuperMachines business currently operates out of a 27,000-square-foot facility in Westborough, Massachusetts. Operations conducted here include machine design, coil development, manufacturing and testing, exciter development, assembly and testing, and motor assembly and testing. We outsource the manufacture of copper-based stators, which we use in our HTS motors, to conventional motor manufacturers. We also outsource other components that are used in our HTS motors that are not unique to HTS rotating machines. The manufacture of the HTS coils, refrigeration system and exciter are completed internally along with the rotor assembly.

Our plan for future manufacturing, sales and marketing of HTS rotating machines is to form a business alliance with one or more motor manufacturers and/or marine propulsion system integrators. In October 2004, we signed such an agreement with Northrop Grumman Marine Systems for the U.S. military market. We believe this approach will provide us with more effective and quicker paths to manufacture and deliver motors and generators, as well as access to established sales and distribution channels and experienced sales and lifetime support teams. We also believe this approach will accelerate market adoption of our new HTS rotating machines. We are currently working with Northrop Grumman Marine Systems and Ideal Electric as subcontractors for our rotating machine development and demonstration programs. We expect to create additional business alliances, similar to the Northrop Grumman Marine Systems relationship, as we enter the commercial markets for HTS rotating machines over the next several years.

Competition for HTS Rotating Machines.    We face competition for our high-power HTS rotating machines from companies that manufacture traditional machines made with copper wires including: GE Energy, Siemens, Asea Brown Boveri Ltd. (ABB), Alstom, Toshiba, Ideal Electric, Brush Industries and Hitachi.

We also face competition from manufacturers of permanent magnet motors, which have been under development over the last decade. Permanent magnet motors are another technology being considered by the U.S. Navy for electric drives. Companies developing high-power permanent magnet motors include Siemens, ABB, General Dynamics and DRS Technologies. There are also at least three companies, Rockwell Automation, Siemens and IHI (Japan) with Sumitomo Electric Industries, that are developing HTS electric motors, or who have demonstrated HTS motors over the last several years.

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

We have completed the development of our next generation of PowerModule power converters, which we call the PowerModule PM1000, or PM1000 power converter. The PM1000 power converter family features a scalable, modular and flexible design architecture. It is an intelligent and fully integrated power converter that has a compact package design and yields a very high power density of up to 130 Watts/cubic inch. Features of this design include:

•	state-of-the-art IGBT technology;

•	scalable design;

•	flexible architecture; and

•	high power density.

In fiscal 2004, we delivered our first two products based on the PowerModule PM1000 power converters. These products included a 2 MW generator power conditioning and control system for the Royal Navy (of Great Britain) and components for the pulsed power system of a new electric weapons platform for the U.S. Army. In addition, we have obtained our first order for PM1000s to be utilized for power flow control of a wind turbine. In January, we introduced the PowerModule PM1000 Product Developers Kit in order to further develop the market for this new product, which was well received by our customers. We believe the orders we received both for individual PM1000 units and for Product Developers Kits in the fiscal year ended March 31, 2005 provide a good foundation upon which we can build additional sales of PM1000 power converters in the fiscal year ending March 31, 2006 and beyond.

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

PQ-IVR™—Our PQ-IVR systems are installed in transmission substations that bring power into industrial manufacturing sites. These systems protect manufacturing operations from the adverse effects of momentary voltage sags. PQ-IVR systems detect voltage drops on the power lines coming into manufacturing sites and instantly inject power into the lines to restore the voltage to the required range of operating voltages. A PQ-IVR may include a SMES device along with the integrated PowerModule converters if the particular customer site requires the injection of real power in addition to reactive power. Our transmission planning team works with industrial customers to determine the optimum configuration for each industrial site. Our PQ-IVR systems protect entire manufacturing operations that have electrical loads over 5 MW (as opposed to lower power, point-of-use protection devices that must be installed at various sites within the manufacturing operation). We believe our PQ-IVR systems provide a cost-effective solution to the problem of voltage sags, which can cost manufacturers millions of dollars in downtime, damaged equipment and lost work-in-process. A major target customer for PQ-IVR systems are semiconductor manufacturers because they are well aware of the impact of voltage sags on productivity and the resulting high cost of downtime.

D-VAR®—Our Dynamic VAR (D-VAR) product, which comprises an integrated array of our PowerModule power converters, offers a powerful yet cost-effective way of regulating and stabilizing voltage levels by injecting reactive power (VARs) into the power grid at precise locations where voltage problems can occur. This restores the voltage of the power grid to normal levels. D-VAR systems enable operators to increase large-scale power flow through existing transmission lines, significantly increasing power grid asset utilization. D-VAR systems are also a cost-effective and readily deployable solution. Given these factors and the current federal emphasis on increasing transmission capacity and reducing related regulatory hurdles, we expect demand for D-VAR systems by utilities and transmission companies to grow as investment in grid infrastructure increases and regulatory barriers fall.

D-SMES—Distributed SMES (D-SMES) systems comprise a D-VAR with a superconductor storage magnet to provide a source of real power. D-SMES systems protect electric utilities by stabilizing voltage in power grids through the simultaneous injection of large amounts of reactive power from an array of PowerModule converters and real power from the superconductor magnet. The primary difference between the D-VAR and D-SMES systems is that a D-VAR system does not contain a SMES device. The decision of whether to incorporate a SMES device into a power grid reliability solution is dependent on site-specific issues. This flexibility enables us to provide the most cost-effective solution for each application.

Transmission Planning Capabilities.    Our Power Electronic Systems business unit has in-depth knowledge of and extensive experience in the design and structure of transmission and distribution grids. Its Transmission Planning Group uses sophisticated software programs to perform analyses of the effects of disturbances in power grids to determine grid reliability under normal and peak loading conditions. This group also analyzes the effects of the incorporation of standard technologies such as capacitors and static VAR compensators (SVCs) and advanced technologies such as HTS cables, D-SMES systems, D-VAR systems and SuperVAR synchronous condensers into power grids. They perform similar analyses to determine the optimum power quality solution for industrial manufacturing sites. Our Transmission Planning Group plays a significant role in the sales and marketing of our power electronic systems products and solutions.

Manufacturing, Sales and Marketing of Power Electronic Systems.    Our Power Electronic Systems business unit operates out of facilities in New Berlin and Middleton, Wisconsin. In New Berlin, we design, develop and test our PowerModule power electronic converters. We outsource the manufacture of PowerModule power converters allowing us to focus on our core competency of design and final test of PowerModule systems. We assemble and test components and PowerModule power converters for incorporation into our integrated power electronic systems such as D-SMES, D-VAR and PQ-IVR systems in our Middleton, Wisconsin facility. We outsource the manufacture of superconductor magnets needed for D-SMES systems, which allows us to focus on our core competency of integrating components for our commercial power quality and reliability systems.

In April 2000, we entered into a co-marketing and sales alliance with GE Industrial Systems (GEIS), a business of General Electric, to market and sell co-branded D-SMES systems on an exclusive basis to North American electric utilities. The alliance agreement was expanded to include the marketing and selling of co-branded D-VAR systems once we introduced this new product in May 2002.

The co-marketing and sales alliance with GEIS was transferred to GE Energy, also a business of General Electric, in 2003. In June 2003, we renewed and expanded our co-marketing sales alliance to include co-marketing and sales of D-VAR and D-SMES systems to South American electric utilities. We also agreed to sell co-branded PQ-IVR systems with GE to certain industrial customers.

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

Competition for Power Electronic Systems.    We face competition from other companies selling power reliability products, such as SVC and STATCOM (Static Reactive Compensation) products made by ABB,

Alstom, Siemens and Mitsubishi Electric Power Products, DVRs (dynamic voltage restorers) produced by companies such as S&C Electric and ABB, and flywheels and battery-based UPS systems offered by various companies around the world. We do not know of any companies currently selling commercial SMES products; however, there are at least three organizations that have fielded SMES systems, including Toshiba and Technova in Japan and ACCEL Instruments GmbH in Germany. There are also several government sponsored programs in Japan and Korea on SMES based on HTS wire.

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

Patents, Licenses and Trade Secrets

Patent Background

An important part of our business strategy is to develop a strong worldwide patent position in all of our technology areas. Our patent portfolio comprises both patents we own and patents we license from others. We devote substantial resources to building a strong patent position and we believe that we have significantly strengthened our position in the past several years. As of March 31, 2005, we owned (either alone or jointly) 145 U.S. patents and over 40 U.S. patent applications (jointly or solely owned) on file. We also hold licenses from third parties covering over 125 issued U.S. patents and over 25 U.S. patent applications. Together with the international counterparts of each of these patents, patent applications and licenses, we own more than 395 patents and patent applications worldwide, and have rights through exclusive and non-exclusive licenses to more than 370 additional patents and patent applications. We believe that our current patent position, together with our expected ability to obtain licenses from other parties to the extent necessary, will provide us with sufficient proprietary rights to develop and sell our products. However, for the reasons described below, there can be no assurance that this will be the case.

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

If companies holding patents or patent applications that we need to license are competitors, we believe the strength of our patent portfolio will significantly improve our ability to enter into license or cross-license arrangements with these companies. In July 2003, we executed a cross license agreement with Sumitomo Electric under which we licensed to each other North American and European patents related to 1G HTS wires, electromagnetic coils, electromagnets and current lead devices. However, there can be no assurance that we will be able to obtain all necessary licenses from competitors on commercially reasonable terms, or at all.

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

HTS Patents

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

As we currently have two methodologies for producing HTS materials into wire, known as 1G and 2G, our strategy is to obtain a proprietary position in both methodologies through a combination of patents, licenses and proprietary know-how. If alternative processes become more promising in the future, we will also seek to develop a proprietary position in these alternative processes.

We have filed a number of patent applications that are applicable to 1G and 2G HTS wire architectures. Some of these applications have been issued as patents in the U.S. and abroad, while others are pending. We have acquired an exclusive license from MIT and non-exclusive licenses from ORNL and Lucent Technologies to intellectual property relating to 2G, and non-exclusive licenses from Lucent Technologies, Sumitomo Electric and Toshiba relating to the production of 1G HTS wire. We have also acquired certain intellectual property rights in the 2G area through our collaboration with EPRI.

We have an exclusive license from MIT under an issued U.S. patent that covers the architecture of 1G and 2G HTS wire, specifically the composite of HTS ceramics and noble metals such as silver. The scope of this patent was the subject of an action in the U.S. District Court of Massachusetts. In September 2002, the court ruled in our favor. We were also issued patents on laminate structures for 1G HTS wire and on new architectures for 2G HTS wire that involve lamination technology.

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

Power Electronic Systems

We have received several patents and filed a significant number of additional patent applications on power quality and reliability systems, including the D-SMES and D-VAR systems. We have acquired a non-exclusive license from Argonne National Laboratory on a cryogenic connector for SMES applications. We believe we have a strong patent position in the SMES area, and have also filed a series of patents on our proprietary power electronic modules. We have licensed some of our patents specifically on SMES to third parties.

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

Employees

As of March 31, 2005, we employed a total of 264 persons, 27 of whom have a Ph.D. in materials science, physics or related fields. None of our employees is represented by a labor union. Retaining our key employees is important for achieving our goals and we are committed to developing a working environment that motivates and rewards our employees. At the present time, we believe that we have good relations with our employees.

Item 2.    Properties

We operate out of two facilities in Westborough, Massachusetts with a combined total of approximately 129,000 square feet of space. The Two Technology Drive facility in Westborough, which houses our 2G development efforts and corporate personnel, is under a lease that expires on May 31, 2009. The 121 Flanders Road facility, which is used by our SuperMachines business unit, is under a lease that expires on September 30, 2006.

On December 7, 2001, we completed construction and took occupancy of a company-owned 355,000-square-foot HTS wire manufacturing facility located at the Devens Commerce Center in Devens, Massachusetts.

Our Power Electronic Systems business unit operates out of facilities located in Middleton and New Berlin, Wisconsin with a combined total of approximately 83,000 square feet of space. The Middleton, Wisconsin facility comprises approximately 33,000 square feet of space in a building with a lease that expires on December 31, 2006. The New Berlin, Wisconsin facility comprises approximately 50,000 square feet of space under a lease that expires on September 30, 2011.

Item 3.    Legal Proceedings

We received notice on November 5, 2003 of a lawsuit filed against us on October 28, 2003 in the Court of Chancery of the State of Delaware in and for New Castle County by TM Capital Corp., a past financial advisor to us, under which TM Capital claimed to be entitled to cash and equity compensation with respect to our October 2003 public equity offering.

On April 4, 2005, we announced that we had reached an agreement to settle this litigation. Under terms of the settlement agreement, we made a cash payment in April 2005 of $1.7 million to TM Capital and issued a common stock purchase warrant for 200,000 shares of our common stock, exercisable for a five-year term, with an exercise price of $9.50 per share.

In addition, pursuant to a registration rights agreement in connection with the settlement agreement, we have since registered for public resale the shares of our common stock issuable upon exercise of the warrant.

We are not currently involved in any legal proceedings other than routine litigation or related proceedings incidental to our business that we do not consider material.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended March 31, 2005.

EXECUTIVE OFFICERS

The table and biographical summaries set forth below contain information with respect to our executive officers:

Name	Age	Position
Gregory J. Yurek	58	Chairman of the Board and Chief Executive Officer
David Paratore	37	President and Chief Operating Officer
Kevin M. Bisson	44	Senior Vice President, Chief Financial Officer and Treasurer
Alexis P. Malozemoff	61	Executive Vice President and Chief Technical Officer
Stuart C. Karon	58	Vice President, Business Development
Thomas M. Rosa	52	Vice President, Finance and Accounting and Secretary

Gregory J. Yurek co-founded American Superconductor in 1987 and has been chief executive officer since December 1989 and chairman of the board of directors since October 1991. Dr. Yurek served as president from March 1989 to February 2004, and as vice president and chief technical officer from August 1988 until March 1989. Dr. Yurek also served as chief operating officer from March 1989 until December 1989. In connection with the termination of Mr. Paratore’s employment (as discussed further below), Dr. Yurek has agreed to assume the role of President until Mr. Paratore’s successor is found. Prior to joining American Superconductor, Dr. Yurek was a professor of Materials Science and Engineering at MIT for 12 years. Dr. Yurek has been a director of American Superconductor since 1987.

David Paratore joined American Superconductor in November 2000 as vice president, strategic business development. From December 2000 to November 2001, Mr. Paratore ran the company’s new Integrated Electronics business in Milwaukee, a business that was later integrated into AMSC’s Power Electronic Systems business in March 2002. In November 2001, Mr. Paratore was appointed to the position of vice president and general manager of the SuperMachines Business Unit. In June 2003, Mr. Paratore was appointed senior vice president and general manager of the AMSC Wires Business Unit. In February 2004, Mr. Paratore was appointed president and chief operating officer. Mr. Paratore’s employment with American Superconductor will terminate on June 28, 2005. In 2000, Mr. Paratore was an account executive for GROWTTH® Consulting, an operations management consulting firm. From 1990 to 2000, Mr. Paratore held several management positions at Pratt & Whitney, a division of United Technologies.

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

Thomas M. Rosa joined American Superconductor in October 1992 as corporate controller and was named to the position of chief accounting officer and assistant secretary in July 1998. In May 2003, Mr. Rosa was appointed vice president of finance and accounting. In July 2004, he was named secretary. Prior to joining American Superconductor, Mr. Rosa spent ten years in a variety of financial management positions at Wang Laboratories, Lockheed Sanders and most recently was the division controller at Prime Computer.

PART II

Item 5.    Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been quoted on the NASDAQ National Market under the symbol “AMSC” since 1991. The following table sets forth the high and low price per share of our Common Stock as reported on the NASDAQ National Market for the two most recent fiscal years:

	Common Stock Price
	High	Low
Fiscal year ended March 31, 2004:
First quarter	$7.35	$3.18
Second quarter	13.85	4.95
Third quarter	14.67	9.10
Fourth quarter	19.95	11.29

Fiscal year ended March 31, 2005:
First quarter	15.07	10.90
Second quarter	13.36	9.01
Third quarter	15.13	10.52
Fourth quarter	14.98	9.70

The number of shareholders of record on June 8, 2005 was 627.

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

Item 6.    Selected Financial Data

The selected consolidated financial data presented below for the fiscal years ended March 31, 2005, 2004, 2003, 2002, and 2001 have been derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. This financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and the other financial information appearing elsewhere in this Annual Report on Form 10-K.

Included in the fiscal 2003 net loss was a $39,231,000 impairment charge related primarily to our building and equipment assets in Devens, MA which was recorded in connection with our plans to transition over the next several years from 1G HTS wire to a lower cost 2G HTS wire manufacturing methodology. Included in the fiscal 2002 net loss were restructuring charges of $5,666,000, relating to a March 2002 workforce reduction and consolidation of facilities, and Pirelli license costs of $4,010,000 relating to a license agreement signed with Pirelli.

	Year ended March 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Revenues	$58,283	$41,309	$21,020	$11,650	$16,768
Net loss	(19,660)	(26,733)	(87,633)	(56,985)	(21,676)
Net loss per share	(0.70)	(1.10)	(4.21)	(2.79)	(1.08)
Total assets	158,917	129,899	101,979	197,795	239,927
Working capital	77,272	46,202	19,407	36,834	108,808
Cash, cash equivalents and short and long-term marketable securities	87,581	52,647	20,049	68,200	160,225
Stockholders’ equity	143,510	115,452	87,819	172,166	227,564

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is attached as Appendix A hereto and is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk through financial instruments, such as investments in marketable securities, is limited to interest rate risk and is not material. Our investments in short and long-term marketable securities consist primarily of corporate debt instruments and are designed, in order of priority, to preserve principal, provide liquidity, and maximize income. Interest rates are variable and fluctuate with current market conditions. We do not believe that a 10% change in interest rates would have a material impact on our financial position or results of operation.

Item 8.    Financial Statements and Supplementary Data

All financial statements required to be filed hereunder are filed as Appendix B hereto, are listed under Item 15(a), and are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2005, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s chief executive officer and chief financial officer, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1) Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, an evaluation was conducted of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The response to this item is contained in part under the caption “Executive Officers” in Part I of this Annual Report on Form 10-K, and in part in our Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended March 31, 2005 (the “2005 Proxy Statement”) in the sections “Corporate Governance—Members of the Board of Directors,” “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance—Code of Business Conduct and Ethics,” which sections are incorporated herein by reference.

Item 11.    Executive Compensation

The response to this item is contained in the 2005 Proxy Statement in the sections “Executive Compensation” and “Corporate Governance—Compensation of Directors,” which sections are incorporated herein by reference. However, information under “Executive Compensation—Compensation Committee Report on Executive Compensation” and “Executive Compensation—Stock Performance Graph” in the 2005 Proxy Statement are not so incorporated.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is contained in the 2005 Proxy Statement in the sections “General Information about Annual Meeting—Beneficial Ownership of Common Stock” and “Executive Compensation—Equity Compensation Plan Information,” which sections are incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

Not Applicable.

Item 14.    Principal Accountant Fees and Services

The response to this item is contained in the 2005 Proxy Statement in the section entitled “Ratification of Selection of Independent Auditors (Proposal 2),” which section is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

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

Consolidated Statements of Cash Flows

Consolidated Statements of Comprehensive Loss

Consolidated Statements of Stockholders’ Equity

Notes to Consolidated Financial Statements

(2)    Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts for fiscal years ended March 31, 2005, 2004, and 2003.

All other schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)	The list of Exhibits filed as a part of this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding such Exhibits, and is incorporated herein by reference.

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

Our products are in varying stages of commercialization. Our power electronic converters have been sold commercially, as part of an integrated system, to utilities, manufacturers and wind farm owners since 1999. Our HTS wire has been produced commercially since the beginning of 2003, although its principal applications (power cables, rotating machines, specialty magnets) are currently in the prototype stage. Some of these prototypes are funded by U.S. government contracts, primarily with the Department of Defense and Department of Energy (DOE).

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

Revenue recognition and deferred revenue.    For certain arrangements, such as contracts to perform research and development, prototype development contracts and certain product sales, we record revenues using the percentage of completion method, measured by the relationship of costs incurred to total estimated contract costs. We use the percentage of completion revenue recognition method when a purchase arrangement meets all of the criteria in Statement of Position 81-1. Percentage of completion revenue recognition accounting is predominantly used on long-term prototype development contracts with the U.S. government, such as the 36.5 Megawatt (MW) motor contract with the U.S. Navy. We follow this method since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made. However, the ability to reliably estimate total costs at completion is challenging, especially on long-term prototype development contracts, and could result in future changes in contract estimates. Since many contracts extend over a long period of time, revisions in cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to prior-period performance in the current period. Recognized revenues and profit or loss are subject to revisions as the contract progresses to completion. Revisions in profit or loss estimates are charged to income in the period in which the facts that give rise to the revision become known. Some of our contracts contain incentive provisions, based upon performance in relation to established targets, which are recognized in the contract estimates when deemed realizable.

We recognize revenue from product sales upon customer acceptance, which can occur at the time of delivery, installation, or post-installation, where applicable, provided persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and the collectibility is reasonably assured. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. The determination of what constitutes a significant post-delivery performance obligation (if any post-delivery performance obligations exist) is the primary subjective consideration we systemically evaluate in the context of each product shipment in order to determine whether to recognize revenue on the order or to defer the revenue until all post-delivery performance obligations have been completed. Customer deposits received in advance of revenue recognition are recorded as deferred revenue until customer acceptance is received. Deferred revenue also represents the amount billed to and/or collected from commercial and government customers on contracts which permit billings to occur in advance of contract performance/revenue recognition.

Allowance for doubtful accounts.    If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional provisions for bad debt allowances may be required. The allowance for doubtful accounts was $47,000 and $41,000 on March 31, 2005 and March 31, 2004, respectively.

Over 80 percent of our total revenues in fiscal 2005 were to two customers we consider to be financially stable—the U.S. government (various agencies thereof) and General Electric. For other customers, allowances for doubtful accounts are evaluated on a case-by-case basis, as necessary, considering several factors such as the age of the accounts receivable, the financial stability of the customer, discussions that may have occurred with the customer, and our judgment as to the overall collectibility of the receivable.

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

In the fourth quarter of fiscal 2003, we recorded a $39,231,000 impairment charge to write down our first-generation (1G) asset group, primarily comprised of the Devens, Massachusetts manufacturing facility and capital equipment, to an estimated fair value in connection with our plans to transition over the next several years to a lower cost, second-generation (2G) HTS wire manufacturing methodology. No impairment charges were recorded in fiscal 2004 or fiscal 2005.

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

RESULTS OF OPERATIONS

Fiscal Years Ended March 31, 2005 and March 31, 2004

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

Revenues

Total consolidated revenues increased to $58,283,000 in fiscal 2005 from $41,309,000 in fiscal 2004, an increase of $16,974,000 or 41%.

Revenues	2005	2004
SuperMachines	$31,107,000	$26,501,000
Power Electronic Systems	15,664,000	7,012,000
AMSC Wires	11,512,000	7,796,000

Total	$58,283,000	$41,309,000

The increase in total revenues was the result of increases in revenues across all three of our business units.

SuperMachines recognized revenues of $31,107,000 in fiscal 2005, an increase of $4,606,000 or 17% over fiscal 2004 revenues of $26,501,000. This was the result of an increase in work performed on the 36.5 Megawatt (MW) HTS motor contract with the U.S. Navy, on which revenues were $30,070,000 and $24,724,000 for fiscal 2005 and 2004, respectively. The $5,346,000 increase in revenue on the 36.5 MW motor program was partially offset by a $895,000 decrease in revenue associated with the U.S. Navy 5 MW motor, which was completed and delivered to the Navy in fiscal 2004 (July 2003). The increase in 36.5 MW motor program revenue in fiscal 2005 was driven by higher HTS wire deliveries and an increase in work performed by various subcontractors, including Northrop Grumman and Ideal Electric Company. Through March 31, 2005, U.S. Navy funding of $55,986,000 had been allotted to the 36.5 MW contract, which we expect will continue to be funded on an incremental basis.

Revenues in Power Electronic Systems increased by $8,652,000 or 123% to $15,664,000 in fiscal 2005 compared to $7,012,000 in fiscal 2004. This increase came as a result of a higher level of D-VAR® and PQ-IVR™ system shipments in fiscal 2005, both for industrial applications, such as semiconductor fabrication, and for wind farm applications in the United States, Europe, and Canada. System sales increased by $8,227,000 to $14,107,000 from $5,880,000 in the prior year, accounting for most of the increase in revenue. Service and maintenance revenue, including product upgrades, also increased by $1,017,000 to $1,323,000 in fiscal 2005

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(Continued)

from $306,000 in the prior fiscal year. This was partially offset by a $592,000 decrease in prototype development contract revenue to $234,000 in fiscal 2005 from $826,000 in the prior fiscal year as a result of lower revenues on the U.S. Navy’s Power Electronic Building Blocks (PEBB) program, which we substantially completed in fiscal 2004.

Revenues in our AMSC Wires business unit were $11,512,000 in fiscal 2005 compared to $7,796,000 in fiscal 2004, an increase of $3,716,000 or 48%. This was caused by a $2,371,000 increase in work performed on the DOE project to install an HTS power cable in the transmission grid of the Long Island Power Authority (LIPA), an $882,000 increase in contract revenues as a result of work performed on a $1,800,000 2G research contract, which was awarded by the Defense Advanced Research Projects Agency (DARPA) in June 2004, and a $463,000 increase in HTS wire sales in fiscal 2005 compared to fiscal 2004. On a year-over-year basis, comparing fiscal 2005 to fiscal 2004, LIPA project revenues increased to $5,999,000 from $3,628,000, contract revenues increased to $1,757,000 from $875,000, and HTS wire sales increased to $3,756,000 from $3,293,000. The AMSC Wires business unit delivered approximately 389,000 meters (or 242 miles) of 1G HTS wire in fiscal 2005, compared to approximately 155,000 meters in the prior fiscal year, but reported HTS wire sales increased by only 14% to $3,756,000 in fiscal 2005 from $3,293,000 in the prior year because over half of the 389,000 meters was utilized on the 36.5 MW motor program. The revenue associated with the HTS wire utilized on the 36.5 MW motor program was reported in the SuperMachines business unit.

Cost-Sharing Funding

In addition to reported revenues, we also received funding of $2,044,000 in fiscal 2005 under U.S. government cost-sharing agreements with the Air Force, Department of Commerce, and DOE, compared to $2,395,000 in fiscal 2004, a decrease of $351,000 or 15%. All of our cost-sharing agreements provide funding in support of 2G wire development work being done in the AMSC Wires business unit. We anticipate that a portion of our funding in the future will continue to come from cost-sharing agreements as we continue to develop joint programs with government agencies. Backlog as of March 31, 2005 relating to cost-sharing agreements was at $1,027,000. As required by government contract accounting guidelines, funding from government cost-sharing agreements is recorded as an offset to research and development and selling, general and administrative expenses, rather than as revenue.

Costs and expenses

Total costs and expenses for the year ended March 31, 2005 were $78,632,000 compared to $66,995,000 for the prior year, an $11,637,000 increase driven primarily by higher costs of revenue associated with the $16,974,000 increase in revenues. Fiscal 2005 costs and expenses also included a $2,653,000 charge recorded in the fourth quarter related to a litigation settlement with TM Capital Corp., a past financial advisor to us, which was announced April 4, 2005.

“Costs of revenue—product sales and prototype development contracts” increased by $12,717,000 to $56,172,000 in fiscal 2005 from $43,455,000 in fiscal 2004 in connection with the higher levels of revenue in all three business units. Although revenues in the Power Electronic Systems business unit increased by $8,652,000 to $15,664,000 in fiscal 2005 from $7,012,000 in fiscal 2004, costs of revenue at Power Electronic Systems increased by only $1,531,000 to $8,395,000 in fiscal 2005 from $6,864,000 in fiscal 2004. This was caused by the higher gross margins associated with the increased level of fiscal 2005 product sales at Power Electronic Systems, combined with more favorable gross margin percentages in fiscal 2005 compared to the zero-margin sale of six D-SMES units to American Transmission Company (ATC) in the prior fiscal year in connection with a pre-existing agreement signed in calendar year 1999.

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(Continued)

“Costs of revenue—contract revenue” increased to $1,702,000 for fiscal 2005 compared to $825,000 in fiscal 2004. “Costs of revenue—contract revenue” increased proportionately with the higher level of contract revenues.

Research and development

A portion of our R&D expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost-sharing funding. Our R&D expenditures are summarized as follows:

	Year Ended 3/31/2005	Year Ended 3/31/2004
R&D expenses per Consolidated Statements of Operations	$9,037,000	$14,056,000
R&D expenditures classified as Costs of revenue	32,991,000	25,442,000
R&D expenditures offset by cost-sharing funding	1,276,000	1,852,000

Aggregated R&D expenses	$43,304,000	$41,350,000

R&D expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) decreased by $5,019,000 to $9,037,000 in fiscal 2005 from $14,056,000 in fiscal 2004 primarily as a result of a higher percentage of the R&D costs being classified as costs of revenue in connection with the prototype development contract work in SuperMachines and contract revenue work in AMSC Wires.

Aggregated R&D expenses, which include amounts classified as costs of revenue and amounts offset by cost-sharing funding, increased by $1,954,000 to $43,304,000 in fiscal 2005 from $41,350,000 in fiscal 2004 as a result of increases in subcontractor spending on the 36.5 MW and LIPA programs, partially offset by reduced material purchases on the 36.5 MW program.

Selling, general, and administrative

A portion of the SG&A expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as SG&A expenses). Additionally, a portion of SG&A expenses was offset by cost-sharing funding. Our SG&A expenditures are summarized as follows:

	Year Ended 3/31/2005	Year Ended 3/31/2004
SG&A expenses per Consolidated Statements of Operations	$11,721,000	$8,659,000
SG&A expenditures classified as Costs of revenue	8,257,000	7,395,000
SG&A expenditures offset by cost-sharing funding	768,000	543,000

Aggregated SG&A expenses	$20,746,000	$16,597,000

SG&A expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) increased by $3,062,000 to $11,721,000 in fiscal 2005 from $8,659,000 in fiscal 2004. This increase was primarily the result of the $2,653,000 litigation settlement with TM Capital, which we accrued in the fourth quarter of fiscal 2005, $520,000 of legal expenses incurred in fiscal 2005 in connection with the lawsuit, and increased compensation, travel, insurance, and audit costs, partially offset by a higher amount of SG&A expenditures being classified as costs of revenue in connection with the prototype development contract work in SuperMachines.

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(Continued)

Aggregated SG&A expenses, which include amounts classified as costs of revenue and amounts offset by cost-sharing funding, increased by $4,149,000 to $20,746,000 in fiscal 2005 from $16,597,000 in fiscal 2004. In addition to the $2,653,000 cost associated with the TM Capital litigation settlement and $520,000 of legal expenses incurred in connection with the lawsuit, the remainder of the increase in Aggregated SG&A expenses was due to the same combination of factors cited above, such as higher compensation, travel, insurance, and audit costs, the last of which related mainly to the cost of complying with the internal control rules promulgated by the SEC under Section 404 of the Sarbanes-Oxley Act.

We present Aggregated R&D and Aggregated SG&A expenses, which are non-GAAP measures, because we believe this presentation provides useful information on our aggregate R&D and SG&A spending and because R&D and SG&A expenses as reported on the Consolidated Statements of Operations have been and may in the future be subject to significant fluctuations solely as a result of changes in the level of externally funded contract development work, resulting in significant changes in the amount of the costs recorded as costs of revenue rather than as R&D and SG&A expenses, as discussed above.

Operating profit/(loss)

Operating Profit/Loss	Year Ended 3/31/2005	Year Ended 3/31/2004
SuperMachines	$412,000	$966,000
Power Electronic Systems	66,000	(6,430,000)
AMSC Wires	(15,886,000)	(18,816,000)
Corporate unallocated expenses	(4,941,000)	(1,406,000)

Total	$(20,349,000)	$(25,686,000)

The operating profit at SuperMachines decreased to $412,000 in fiscal 2005 from $966,000 in fiscal 2004 primarily as a result of lower fees on the 36.5 MW cost-plus-incentive fee contract in connection with higher than anticipated subcontractor costs, which were identified and reflected in the contract cost estimates at completion in the first two quarters of fiscal 2005.

The improvement in Power Electronic Systems’ operating performance to a profit of $66,000 in fiscal 2005 from a loss of ($6,430,000) in the prior fiscal year was the result of higher gross margins in fiscal 2005 due to increased product sales, as discussed above in costs and expenses.

The operating loss at AMSC Wires improved to ($15,886,000) in fiscal 2005 from ($18,816,000) in fiscal 2004 mainly as a result of the higher business unit revenues and increases in the level of wire utilized on an intercompany basis.

The increase in Corporate unallocated expenses is related mainly to the legal and litigation settlement costs associated with the TM Capital lawsuit.

Non-operating expenses/Interest income

Interest income increased to $807,000 in fiscal 2005 from $296,000 in fiscal 2004. This increase in interest income reflected higher interest rates available on our investments in fiscal 2005, compared to fiscal 2004, and higher average cash balances available for investment over the course of fiscal 2005, compared to fiscal 2004, as a result of our October 2003 public equity offering of 5,721,250 shares of our common stock that generated net proceeds (after deducting underwriting discounts and commissions, but before deducting offering expenses) of $51,148,000. The net proceeds of $45,540,000 from the March 2005 public equity offering of 4,600,000 shares were received near the end of fiscal 2005 and therefore had only a minor positive effect on interest income in fiscal 2005.

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(Continued)

Fees—abandoned debt financing of $35,000 in fiscal 2005 and $1,388,000 in fiscal 2004 represented various fees and expenses incurred in connection with the planned debt financing transaction that we decided not to pursue in August 2003 in favor of a public equity offering, which we completed in October 2003.

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

Our SuperMachines business unit recognized revenues of $26,501,000 in fiscal 2004, an increase of $20,376,000 or 333% over fiscal 2003 revenues of $6,125,000. This was primarily the result of higher prototype development contract revenues associated with work performed on the 36.5 MW HTS motor contract with the U.S. Navy, which was awarded in March 2003 at an estimated contract value of $70,000,000 (including potential incentives). Over 93% of this business unit’s fiscal 2004 revenues, or $24,724,000, related to work performed on the 36.5 MW program.

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

Power Electronic Systems business unit sales, which include D-VAR and PQ-IVR integrated power electronic systems and power electronic converters, were $7,012,000 in fiscal 2004 compared to $10,934,000 in fiscal 2003, a decrease of $3,922,000. Fiscal 2004 revenues decreased in this business unit as a result of fewer D-VAR system sales in fiscal 2004, compared to fiscal 2003, and a $1,583,000 reduction in prototype development contract revenues associated with our Power Electronic Building Blocks (PEBB) program with the U.S. Navy, which we substantially completed in fiscal 2004.

Included in the third quarter of fiscal 2004 was $3,250,000 of revenues and $3,250,000 of costs of revenue relating to the sale of six D-SMES units to ATC. These six D-SMES units were originally delivered in fiscal 2001 to another one of our customers, Wisconsin Public Service (WPS), for a total purchase price of $3,787,000. As the sale of these units to WPS was originally subject to certain return and buyback provisions that expired from 2002 to 2009, we deferred recognition of the revenue related to the original sale until the applicable buyback provisions lapsed. The buyback provisions, which were subject to a minimum 6-month written notice requirement, began to lapse in the quarter ended December 31, 2002, until which time WPS had the right to return all the units for the full purchase price of $3,787,000. We recorded $537,000 of revenue and an equal amount of cost of revenue in the quarter ended December 31, 2002, as the buyback price was reduced from $3,787,000 to $3,250,000. In December 2003, WPS exercised its buyback provision for the remaining $3,250,000 price as part of an agreement whereby ATC unconditionally purchased the six D-SMES units. ATC’s purchase of the D-SMES units was a follow-up to its purchase of substantially all of the transmission assets of WPS in January 2001 and a lengthy performance evaluation of the units. As a result, we recorded $3,250,000 of revenue and an equal amount of cost of revenue on our consolidated statement of operations for the quarter ended December 31, 2003.

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

Costs and expenses

Total costs and expenses for the year ended March 31, 2004 were $66,995,000 compared to $109,532,000 for the prior year, a decrease of $42,537,000. Fiscal 2004 costs and expenses were lower than fiscal 2003 due to $45,276,000 of non-cash charges in the fourth quarter of fiscal 2003 related to an asset impairment ($39,231,000), an inventory write-down ($3,421,000) and an increase in the allowance for doubtful accounts ($2,624,000). Fiscal 2004 costs and expenses of $66,995,000 included higher material and subcontractor costs associated with the Navy 36.5 MW and LIPA programs, partially offset by cost reductions implemented by us in July 2003, including a reduction in force of 23 employees, or 8% of our workforce at the time

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(Continued)

“Costs of revenue—product sales and prototype development contracts” increased by $11,937,000 to $43,455,000 in fiscal 2004 from $31,518,000 in fiscal 2003 due to costs incurred in support of significantly higher fiscal 2004 product sales and prototype development contract revenues in the SuperMachines and AMSC Wires business units, partially offset by lower costs of revenue associated with the lower level of product sales in the Power Electronic Systems business unit. “Costs of revenue—contract revenue” increased proportionally with the higher level of contract revenue.

Research and development

A portion of our R&D expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost-sharing funding. Our R&D expenditures are summarized as follows:

	Year Ended 3/31/2004	Year Ended 3/31/2003
R&D expenses per Consolidated Statements of Operations	$14,056,000	$21,940,000
R&D expenditures classified as Costs of revenue	25,442,000	10,997,000
R&D expenditures offset by cost-sharing funding	1,852,000	510,000

Aggregated R&D expenses	$41,350,000	$33,447,000

R&D expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) decreased by $7,884,000 to $14,056,000 in fiscal 2004 from $21,940,000 in fiscal 2003 primarily as a result of a higher percentage of the R&D costs being classified as costs of revenue due to the higher level of funded prototype development contract work in the SuperMachines business unit. Aggregated R&D expenses, which include amounts classified as costs of revenue and amounts offset by cost-sharing funding, increased by $7,903,000 to $41,350,000 in fiscal 2004 from $33,447,000 in fiscal 2003 as a result of a $7,988,000 increase in spending in SuperMachines, most of which was material, subcontractor, and temporary labor costs related to the 36.5 MW program. Other increases in spending, such as the additional subcontractor costs associated with the LIPA program, were offset by reductions in R&D spending in AMSC Wires and Power Electronic Systems and cost savings associated with the headcount and controllable expense reductions implemented in July 2003.

Selling, general, and administrative

A portion of our SG&A expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as SG&A expenses). Additionally, a portion of SG&A expenses was offset by cost-sharing funding. Our SG&A expenditures are summarized as follows:

	Year Ended 3/31/2004	Year Ended 3/31/2003
SG&A expenses per Consolidated Statements of Operations	$8,659,000	$16,159,000
SG&A expenditures classified as Costs of revenue	7,395,000	1,482,000
SG&A expenditures offset by cost-sharing funding	543,000	255,000

Aggregated SG&A expenses	$16,597,000	$17,896,000

SG&A expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) decreased by $7,500,000 to $8,659,000 in fiscal 2004 from $16,159,000 in fiscal 2003 primarily as a result of a higher percentage of the SG&A costs being classified as costs of revenue due to the higher level of

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(Continued)

funded prototype development contract work in the SuperMachines business unit. Aggregated SG&A expenses, which include amounts classified as costs of revenue and amounts offset by cost-sharing funding, decreased by $1,299,000 to $16,597,000 in fiscal 2004 from $17,896,000 in fiscal 2003, which included $2,624,000 relating to an increase in the allowance for doubtful accounts for a Power Electronics System receivable. SG&A expenses increased in certain areas in fiscal 2004 compared to fiscal 2003, related mainly to higher legal and other professional service fees, as well as a higher percentage of the rent and occupancy costs associated with our Westborough, Massachusetts corporate headquarters now being classified as SG&A expense rather than in costs of revenue and research and development expense, as they were in fiscal 2003. We have completed the relocation of our manufacturing workforce to Devens, Massachusetts from Westborough, which is now partially unoccupied. These increases in SG&A expenses were more than offset by a decrease in the allowance for doubtful accounts and the headcount and controllable expense reductions implemented in July 2003.

We present Aggregated R&D and Aggregated SG&A expenses, which are non-GAAP measures, because we believe this presentation provides useful information on our aggregate R&D and SG&A spending and because R&D and SG&A expenses as reported on the Consolidated Statements of Operations have been and may in the future be subject to significant fluctuations solely as a result of changes in the level of externally funded contract development work, resulting in significant changes in the amount of the costs recorded as costs of revenue rather than as R&D and SG&A expenses, as discussed above.

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

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(Continued)

Liquidity and Capital Resources

At March 31, 2005, we had cash, cash equivalents and short and long-term marketable securities of $87,581,000 compared to $52,647,000 at March 31, 2004, an increase of $34,934,000. Our cash and cash equivalents, short-term marketable securities, and long-term marketable securities are broken down as follows:

	Year Ended 3/31/2005	Year Ended 3/31/2004
Cash and cash equivalents	$38,592,000	$31,241,000
Short-term marketable securities	40,629,000	15,046,000
Long-term marketable securities	8,360,000	6,360,000

Total cash, cash equivalents, and short and long-term marketable securities	$87,581,000	$52,647,000

The increase in cash and cash equivalents to $38,592,000 at March 31, 2005 from $31,241,000 at March 31, 2004 was primarily the result of a March 2005 public equity offering of 4,600,000 shares of our common stock that generated net proceeds (after deducting underwriting discounts and commissions, but before deducting offering expenses) of $45,540,000, partially offset by $27,710,000 of net purchases of marketable securities (excluding unrealized losses) and $9,283,000 of net cash used in operating activities.

The $34,934,000 increase in the balance of cash, cash equivalents, and short and long-term marketable securities to $87,581,000 at March 31, 2005 from $52,647,000 at March 31, 2004 was the result of $45,540,000 of net proceeds from the March 2005 public equity offering, partially offset by net cash used in operating activities of $9,283,000 and purchases of capital equipment of $1,460,000.

The principal uses of cash during the fiscal year ended March 31, 2005 were net losses of $19,660,000, partially offset by depreciation and amortization of $7,785,000 and higher accounts payable and accrued expenses of $1,853,000, which included a $1,700,000 liability paid in cash to TM Capital in April 2005 in connection with the settlement of the TM Capital litigation. Other uses of cash from investing activities included purchases of capital equipment of $1,460,000, mostly for our 2G pre-pilot production line, and an increase in other assets of $1,684,000, primarily as a result of a capitalized license payment made to Sumitomo Electric Industries (SEI) in the first quarter of fiscal 2005 in connection with a cross-license agreement executed with SEI in July 2003. These uses of cash were partially offset by other proceeds from the issuance of common stock of $2,308,000, derived primarily from the exercise of stock options.

Cash and cash equivalents at March 31, 2005 and March 31, 2004 included a $1,000,000 letter of credit in favor of the landlord of the building we lease at Two Technology Drive, Westborough, Massachusetts, which was originally established to provide a guarantee of rent when we renewed the lease in 2001. The letter of credit amount was reduced to $750,000 on June 1, 2005 and will be reduced to $500,000 on June 1, 2007. The lease will expire in May 2009.

We have generated operating losses since our inception in 1987 and expect to continue incurring losses until at least the end of fiscal 2007. Operating losses for the fiscal years ended March 31, 2005, 2004, and 2003 have contributed to net cash used by operating activities of $9,283,000, $17,422,000 and $39,605,000, respectively, for these periods.

In March 2005, we completed a public equity offering of 4,600,000 shares of our common stock that generated net proceeds (after deducting underwriting discounts and commissions, but before deducting offering expenses) of $45,540,000, in order to supplement our cash available for operations as well as for capital

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(Continued)

expenditures for the scale-up of manufacturing of our 2G HTS wire. Although our cash requirements fluctuate based on a variety of factors, including customer adoption of our products and our research and development efforts to commercialize our products, we believe that with the proceeds from the public stock offering in March 2005, our available cash will be sufficient to fund our working capital, capital expenditures, and other cash requirements for at least the next three years.

We have potential funding commitments (excluding amounts included in accounts receivable) of approximately $34,206,000 to be received after March 31, 2005 from government and commercial customers, compared to $65,301,000 at March 31, 2004. The $31,095,000 decrease in future funding commitments from March 31, 2004 to March 31, 2005 was associated mainly with the fiscal 2005 revenues recognized on the 36.5 MW motor program and LIPA cable project, as work continues to progress on these multi-year contracts which were originally awarded in February and April of 2003, respectively. These current funding commitments, including $19,598,000 on U.S. government contracts, are subject to certain standard cancellation provisions. Additionally, several of our government contracts are being funded incrementally, and as such, are subject to the future authorization and appropriation of government funding on an annual basis. We have a history of successful performance under incrementally-funded contracts with the government.

Included in our current potential funding commitment amount is $11,266,000 relating to the U.S. Navy 36.5 MW motor contract, which represents the total base program value (excluding certain potential performance-based incentive fees) of $66,611,000, plus $634,000 of approved preliminary design and detailed design review incentive fees, less the $55,979,000 of revenue recognized for the program through March 31, 2005.

Of the current commitment amount of $34,206,000 as of March 31, 2005, approximately 77% is billable to and potentially collectable from our customers within the next 12 months.

The possibility exists that we may pursue acquisition and joint venture opportunities in the future that may affect liquidity and capital resource requirements.

To date, inflation and foreign exchange have not had a material impact on our financial results.

Contractual Obligations

As of March 31, 2005, we had committed to make the following payments under contractual obligations using cash:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (facility)	$12,803,000	$3,074,000	$5,493,000	$3,481,000	$755,000
Operating leases (equipment)	354,000	180,000	138,000	36,000	—
Purchase obligations (subcontracts)	14,965,000	11,831,000	3,134,000	—	—
Purchase obligations (purchase orders)	8,040,000	8,040,000	—	—	—

Total contractual cash obligations	$36,162,000	$23,125,000	$8,765,000	$3,517,000	$755,000

Over 94% of the purchase obligations (subcontracts) of $14,965,000 relate to the U.S. Navy 36.5 MW motor program and the DOE LIPA cable project and would be cancelable in the event of a termination of contract funding by the U.S. government. Purchase obligations (purchase orders) of $8,040,000 consist of ordinary-course purchase commitments for expense items and capital equipment, as well as a significant amount of purchase orders for materials and supplies on government-funded programs.

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(Continued)

New Accounting Pronouncements

On December 16, 2004 the FASB issued its final standard on accounting for share-based payments, SFAS No. 123R (revised 2004), Share-Based Payment (SFAS 123R), that requires companies to expense the value of employee stock options and similar awards. SFAS 123R addresses the accounting for share based payment transactions with employees, excluding employee stock ownership plans (ESOPs) and awards made in connection with business combinations. Examples include employee stock purchase plans (ESPPs), stock options, restricted stock, and stock appreciation rights. Under SFAS 123R, the most significant change in practice would be treating the fair value of stock based payment awards that are within its scope as compensation expense in the income statement beginning on the date that a company grants the awards to employees. The expense would be recognized over the vesting period for each option tranche and adjusted for actual forfeitures that occur before vesting. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107. SAB 107 expresses views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. SFAS 123R and SAB 107 are effective for us in the period beginning April 1, 2006. We are currently assessing the impact the adoption of this standard will have on our financial position and results of operations. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. However, these pro forma disclosures provide an indication of what the effect of adopting SFAS 123R would have been on the historical periods presented.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-an Amendment of ARB No. 43, Chapter 4.” This accounting standard, which is effective for annual periods beginning after June 15, 2005, requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. We do not expect the adoption of SFAS No. 151 to have a material effect on our financial position or results of operations.

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

We have been principally engaged in research and development activities. We have incurred net losses in each year since our inception. Our net loss for the fiscal years ended March 31, 2005, 2004, and 2003 was $19,660,000, $26,733,000, and $87,633,000, respectively. Our accumulated deficit as of March 31, 2005 was $319,503,000. We expect to continue to incur operating losses until at least the end of fiscal 2007, and there can be no assurance that we will ever achieve profitability.

We had cash, cash-equivalents and short and long-term marketable securities totaling $87,581,000 at March 31, 2005. In March 2005, we completed a public offering of 4,600,000 shares of our common stock that generated net proceeds (after deducting underwriting discounts and commissions, but before deducting offering expenses) of $45,540,000. With the proceeds from this stock offering in March 2005, we believe our available cash will be sufficient to fund our working capital, capital expenditures, and other cash requirements for at least

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(Continued)

the next three years. However, we may need additional funds if our performance deviates significantly from our current business plan, if there are significant changes in competitive or other market factors, or if unforeseen circumstances arise. Such funds may not be available, or may not be available under terms acceptable to us.

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

To be financially successful, we will have to manufacture our products in commercial quantities at acceptable costs while also preserving the necessary performance and quality levels. We cannot make assurances that we will be successful in developing product designs and manufacturing processes that permit us to manufacture our HTS products in commercial quantities at acceptable costs while preserving the necessary performance and quality. In addition, we may incur significant unforeseen expenses in our product design and manufacturing efforts.

Achieving stable yields, production volume and acceptable costs in the commercial manufacturing of 1G HTS wire remains an ongoing challenge. 1G HTS wire manufacturing processes are complex and subtle and must be rigorously controlled and monitored for consistent yields and quality. The failure to manufacture a sufficient quantity of 1G HTS wire at acceptable quality levels would impair our ability to meet customer delivery commitments and adversely affect our financial performance.

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

Our contracts with the U.S. government are subject to audit, modification or termination by the U.S. government, and the continued funding of such contracts remains subject to annual congressional appropriation which, if not approved, could adversely affect our results of operations and financial condition.

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

As we begin to market and sell our superconductor products, we will face intense competition both from competitors in the superconductor field and from vendors of traditional products and new technologies. There are many companies in the United States, Europe, Japan and China engaged in the development of HTS wire, including Sumitomo Electric Industries, Intermagnetics General, European Advanced Superconductors, Nexans, Trithor, Fujikura, Furukawa Electric, Showa, and Innova Superconductor Technology. The superconductor industry is characterized by rapidly changing and advancing technology. Our future success will depend in large part upon our ability to keep pace with advancing HTS and LTS technology and developing industry standards. Our SMES products and integrated power electronic products, such as D-VAR, compete with a variety of other products such as dynamic voltage restorers (DVRs), static VAR compensators (SVCs), static compensators (STATCOMS), flywheels, power electronic converters and battery-based power supply systems. Competition for our PowerModules™ includes products from ABB, Alstom, Siemens, Mitsubishi Electric, Ecostar, Inverpower, SatCon, Semikron and Xantrex. The HTS motor and generator products that we are developing face competition from copper wire-based motors and generators, from permanent magnet motors that are being developed, and from companies developing HTS rotating machinery including Siemens, GE, Rockwell, Alstom, and Doosan Heavy Industries & Construction. Research efforts and technological advances made by others in the superconductor field or in other areas with applications to the power quality and reliability markets may render our development efforts obsolete. Many of our competitors have substantially greater financial resources, research and development, manufacturing and marketing capabilities than we have. In addition, as the HTS wire, HTS electric motors and generators, and power electronic systems markets develop, other large industrial companies may enter those fields and compete with us. If we are unable to compete successfully, it may harm our business, which in turn may limit our ability to acquire or retain customers.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Superconductor Corporation:

We have completed an integrated audit of American Superconductor Corporation’s 2005 consolidated financial statements and of its internal control over financial reporting as of March 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of American Superconductor Corporation and its subsidiaries at March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of March 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    PricewaterhouseCoopers LLP

Boston, Massachusetts

June 14, 2005

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$38,592,032	$31,241,237
Short-term marketable securities	40,628,967	15,045,419
Accounts receivable, net	5,464,726	8,566,657
Inventory	6,872,197	4,889,394
Prepaid expenses and other current assets	1,121,091	906,956

Total current assets	92,679,013	60,649,663
Property, plant and equipment:
Land	4,021,611	4,021,611
Construction in progress—building and equipment	311,266	1,506,326
Building	34,101,734	34,102,138
Equipment	42,442,903	40,645,778
Furniture and fixtures	4,048,332	4,168,165
Leasehold improvements	6,182,787	6,269,037

	91,108,633	90,713,055
Less: accumulated depreciation	(39,769,469)	(34,082,036)

Property, plant and equipment, net	51,339,164	56,631,019
Long-term marketable securities	8,360,222	6,360,047
Goodwill	1,107,735	1,107,735
Other assets	5,430,940	5,150,492

Total assets	$158,917,074	$129,898,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,394,690	$11,541,634
Deferred revenue	2,012,030	2,905,792

Total current liabilities	15,406,720	14,447,426
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $.01 par value
Authorized shares-100,000,000; shares issued and outstanding 32,545,156 and 27,614,149 at March 31, 2005 and March 31, 2004, respectively	325,452	276,141
Additional paid-in capital	463,632,864	415,729,441
Deferred compensation	(783,930)	(701,524)
Deferred contract costs—warrant	(25,584)	—
Accumulated other comprehensive loss	(135,477)	(9,337)
Accumulated deficit	(319,502,971)	(299,843,191)

Total stockholders’ equity	143,510,354	115,451,530

Total liabilities and stockholders’ equity	$158,917,074	$129,898,956

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended March 31,
	2005	2004	2003
Revenues:
Contract revenue	$1,756,871	$874,735	$715,109
Product sales and prototype development contracts	56,525,967	40,433,970	20,305,183

Total revenues	58,282,838	41,308,705	21,020,292
Costs and expenses:
Costs of revenue-contract revenue	1,702,461	825,223	684,341
Costs of revenue-product sales and prototype development contracts	56,171,532	43,454,971	31,517,605
Research and development	9,036,619	14,056,035	21,940,369
Selling, general and administrative	11,721,088	8,658,750	16,158,585
Impairment charge	—	—	39,230,877

Total costs and expenses	78,631,700	66,994,979	109,531,777
Operating loss	(20,348,862)	(25,686,274)	(88,511,485)
Interest income	806,713	295,656	868,648
Fees—abandoned debt financing	(35,193)	(1,387,857)	—
Other income (expense), net	(82,438)	44,992	9,910

Net loss	$(19,659,780)	$(26,733,483)	$(87,632,927)

Net loss per common share
Basic and Diluted	$(0.70)	$(1.10)	$(4.21)

Weighted average number of common shares outstanding
Basic and Diluted	28,214,597	24,196,077	20,830,846

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(19,659,780)	$(26,733,483)	$(87,632,927)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	7,784,775	7,289,225	8,102,136
Impairment charge	—	—	39,230,877
Allowance for doubtful accounts	—	—	2,624,010
Inventory write-down charges	—	—	3,421,100
Loss on disposal of PP&E and abandoned patents	296,631	128,163	875,123
IRL license payment	—	202,950	—
Amortization of deferred compensation expense	400,106	262,078	14,777
Amortization of deferred warrant costs	8,956	53,290	174,457
Stock compensation expense	21,833	358,607	367,192
Changes in operating asset and liability accounts :
Accounts receivable	3,101,931	(3,120,650)	(486,512)
Inventory-current and long-term	(1,982,803)	3,478,392	5,360,285
Prepaid expenses and other current assets	(214,050)	371,925	(532,114)
Accounts payable and accrued expenses	1,853,056	1,767,760	(10,665,557)
Deferred revenue—current and long-term	(893,762)	(1,480,210)	(457,804)

Net cash used in operating activities	(9,283,107)	(17,421,953)	(39,604,957)
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,460,352)	(1,957,208)	(7,799,235)
Proceeds from the sale of property, plant and equipment	74,500	115,235	—
Purchase of marketable securities	(79,430,550)	(21,239,246)	(770,000)
Proceeds from the sale of marketable securities	51,720,097	1,369,686	30,119,683
Increase in other assets	(1,683,642)	(1,614,098)	(992,457)

Net cash (used in) provided by investing activities	(30,779,947)	(23,325,631)	20,557,991
Cash flows from financing activities:
Net proceeds from secondary public offering	45,105,436	50,649,030	—
Net proceeds from other issuances of common stock	2,308,413	2,852,039	363,791

Net cash provided by financing activities	47,413,849	53,501,069	363,791

Net increase (decrease) in cash and cash equivalents	7,350,795	12,753,485	(18,683,175)
Cash and cash equivalents at beginning of period	31,241,237	18,487,752	37,170,927

Cash and cash equivalents at end of period	$38,592,032	$31,241,237	$18,487,752

Supplemental schedule of cash flow information:
Noncash purchase of NST Inventory	$—	$—	$149,340
Noncash purchase of NST Property, Plant & Equipment	—	—	1,763,680
Noncash purchase of NST Patent assets	—	—	200,000

Noncash issuance of common stock-NKT Holding	$—	$—	$2,113,020

Noncash issuance of common stock	$421,921	$823,635	$727,469

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended March 31,
	2005	2004	2003
Net loss	$(19,659,780)	$(26,733,483)	$(87,632,927)
Other comprehensive income (loss)
Foreign currency translation	590	13,469	24,646
Unrealized losses on investments	(126,730)	(25,213)	(117,880)

Other comprehensive loss	(126,140)	(11,744)	(93,234)

Comprehensive loss	$(19,785,920)	$(26,745,227)	$(87,726,161)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Deferred Contract Costs	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance at March 31, 2002	20,497,514	$204,975	$357,781,718	$(318,199)	$(121,167)	$95,641	$(185,476,781)	$172,166,187
Issuance of common stock—ESPP	88,881	889	362,902					363,791
Purchase of NST	546,000	5,460	2,107,560					2,113,020
Issuance of common stock to Pirelli	50,000	500	345,000					345,500
Deferred Compensation	30,000	300	7,841	(8,141)				0
Amortization of deferred compensation				14,777				14,777
Stock compensation expense	81,377	814	366,378					367,192
Amortization of deferred warrant costs			53,290		121,167			174,457
Unrealized loss on investments						(117,880)		(117,880)
Cumulative translation adjustment						24,646		24,646
Net loss							(87,632,927)	(87,632,927)

Balance at March 31, 2003	21,293,772	$212,938	$361,024,689	$(311,563)	$—	$2,407	$(273,109,708)	$87,818,763
Exercise of stock options	282,010	2,820	2,621,569					2,624,389
Secondary public offering of common stock	5,721,250	57,212	50,591,818					50,649,030
Issuance of common stock—ESPP	90,505	905	226,745					227,650
Issuance of common stock to IRL	15,000	150	202,800					202,950
Deferred Compensation	149,750	1,497	650,542	(652,039)				0
Amortization of deferred compensation				262,078				262,078
Stock compensation expense	61,862	619	357,988					358,607
Amortization of deferred warrant costs			53,290					53,290
Unrealized loss on investments						(25,213)		(25,213)
Cumulative translation adjustment						13,469		13,469
Net loss							(26,733,483)	(26,733,483)

Balance at March 31, 2004	27,614,149	$276,141	$415,729,441	$(701,524)	$—	$(9,337)	$(299,843,191)	$115,451,530
Exercise of stock options	275,595	2,757	1,908,097					1,910,854
Secondary public offering of common stock	4,600,000	46,000	45,059,436					45,105,436
Issuance of common stock—ESPP	40,637	406	397,153					397,559
Deferred Compensation	13,000	130	482,382	(482,512)				—
Amortization of deferred compensation				400,106				400,106
Stock compensation expense	1,775	18	21,815					21,833
Deferred contract costs—warrant			30,099		(30,099)			—
Amortization of deferred warrant costs			4,441		4,515			8,956
Unrealized loss on investments						(126,730)		(126,730)
Cumulative translation adjustment						590		590
Net loss							(19,659,780)	(19,659,780)

Balance at March 31, 2005	32,545,156	$325,452	$463,632,864	$(783,930)	$(25,584)	$(135,477)	$(319,502,971)	$143,510,354

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

The Company has generated operating losses since its inception in 1987 and expects to continue incurring losses until at least the end of fiscal 2007. Operating losses for the fiscal years ended March 31, 2005, 2004 and 2003 have contributed to net cash used by operating activities of $9,283,107, $17,421,953 and $39,604,957, respectively, for these periods.

The Company had cash, cash equivalents, and short and long-term marketable securities of $87,581,221 as of March 31, 2005. To supplement the Company’s cash available for operations, as well as for capital expenditures for the scale-up of manufacturing of second generation (2G) wire, the Company issued 4,600,000 shares of its common stock in a public equity offering in March 2005 that raised $45,540,000 (after deducting underwriting commissions and discounts but before deducting offering expenses).

The Company currently derives a portion of its revenue from research and development contracts. The Company recorded contract revenue related to research and development contracts of $1,756,871, $874,735 and $715,109 for the fiscal years ended March 31, 2005, 2004, and 2003, respectively. In addition, the Company recorded prototype development contract revenue on U.S. Navy and other contracts of $31,341,296, $27,326,819 and $8,220,348, which are included under “Revenues—Product sales and prototype development contracts,” for the fiscal years ended March 31, 2005, 2004 and 2003, respectively.

Costs of revenue include research and development (R&D) and selling, general, and administrative (SG&A) expenses that are incurred in the performance of these development contracts. The Company uses a job order cost accounting system to collect the direct labor and material costs (as well as apply the relevant overhead and SG&A rates to determine the indirect costs) associated with the various revenue-generating U.S. government contracts on which we recognize revenue and record costs of revenue.

R&D and SG&A expenses included as costs of revenue for these development contracts were as follows:

	For the years ended March 31,
	2005	2004	2003
Research and development expenses	$32,991,000	$25,442,000	$10,997,000
Selling, general, and administrative expenses	$8,257,000	$7,395,000	$1,482,000

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

Marketable Securities

Short-term marketable securities, with current maturities of greater than 3 months but less than 12 months, consist primarily of corporate bonds and other debt securities. Long-term marketable securities, with current maturities of 12 months or more, consist primarily of corporate bonds and other debt securities. The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such classification as of each balance sheet date, in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” issued by the Financial Standards Accounting Board (FASB).

Accounts Receivable

Due to scheduled billing requirements specified under certain contracts, a portion of the Company’s accounts receivable balance at March 31, 2005 and 2004 was unbilled. The Company expects most of the unbilled balance at March 31, 2005 to be billed by the first quarter of the fiscal year ending March 31, 2006. At March 31, 2005, the Company had one customer that represented approximately 70% of the total accounts receivable balance. At March 31, 2004, the Company had two customers that represented approximately 40% and 17% of the total accounts receivable balance.

Inventories

Inventories are stated at the lower of cost (determined on a first-in first-out basis) or market.

Property and Equipment

The Company accounts for depreciation and amortization using the straight-line method to allocate the cost of property and equipment over their estimated useful lives as follows:

Asset classification	Estimated useful life
Building	40 years
Process upgrades to the building	10-40 years
Machinery and equipment	3-10 years
Furniture and fixtures	3 years
Leasehold improvements	Remaining lease term

Expenditures for maintenance and repairs are expensed as incurred. Upon retirement or other disposition of assets, the costs and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is reflected in income.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

Depreciation expense was $6,548,162, $6,313,238 and $7,098,641 for the fiscal years ended March 31, 2005, 2004, and 2003, respectively.

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

The Company reviews its goodwill at least annually or when events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. If the carrying amount of the net tangible and intangible assets in a given reporting unit exceeds the reporting unit’s fair value, a detailed impairment loss analysis would be performed to calculate the amount of impairment, if any, prescribed by SFAS No. 142. Goodwill of $1,107,735 at March 31, 2005 and 2004 represents the excess of the purchase price paid for the acquisition of substantially all of the assets of Integrated Electronics, LLC (IE) on June 1, 2000, over the fair value of IE’s assets, less amortization. The IE transaction was accounted for under the purchase method of accounting. Goodwill was initially calculated to be $1,329,282, and was amortized until the adoption of SFAS 142 on April 1, 2001. The goodwill is associated with the Power Electronic Systems segment.

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

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

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

Revenue Recognition and Deferred Revenue

For certain arrangements, such as contracts to perform research and development, prototype development contracts and certain product sales, the Company records revenues using the percentage of completion method, measured by the relationship of costs incurred to total estimated contract costs. The Company uses the percentage of completion revenue recognition method when a purchase arrangement meets all of the criteria in Statement of Position 81-1. Percentage of completion revenue recognition accounting is predominantly used on long-term prototype development contracts with the U.S. government. The Company follows this method since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made. Since many contracts extend over a long period of time, revisions in cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to prior-period performance in the current period. Recognized revenues and profit or loss are subject to revisions as the contract progresses to completion. Revisions in profit or loss estimates are charged to income in the period in which the facts that give rise to the revision become known. Some of the Company’s contracts contain incentive provisions, based upon performance in relation to established targets, which are recognized in the contract estimates when deemed realizable.

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

For the fiscal year ended March 31, 2005, the Company had three customers that represented approximately 53%, 21% and 10% of total revenue. For the fiscal year ended March 31, 2004, the Company had two customers that represented approximately 64% and 14% of total revenue. For the fiscal year ended March 31, 2003, the Company had two customers that represented approximately 39% and 37% of total revenue.

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

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

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

Had compensation cost for awards granted under the Company’s stock-based compensation plan been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on certain financial information of the Company would have been as follows:

	For the fiscal years ended March 31,
	2005	2004	2003
Net loss	$(19,659,780)	$(26,733,483)	$(87,632,927)
Add: Stock compensation expense under APB 25	400,106	262,078	14,777
Less: Stock compensation costs, net of tax, had all stock options been recorded at fair value per SFAS 123	(2,863,526)	(4,211,225)	(6,725,805)

Pro forma net loss	$(22,123,200)	$(30,682,630)	$(94,343,955)
Weighted average shares, basic and diluted	28,214,597	24,196,077	20,830,846
Net loss per share, as reported	$(.70)	$(1.10)	$(4.21)
Net loss per share, pro forma	$(.78)	$(1.27)	$(4.53)

The pro forma amounts include the effects of all activity under the Company’s stock-based compensation plans since April 1, 1999. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Dividend yield	None	None	None
Expected volatility	46%	78%	101%
Risk-free interest rate	4.0%	3.0%	4.0%
Expected life (years)	6.5	6.5	6.5

Weighted average fair value of options granted at fair market value during:

Fiscal 2005	$6.65
Fiscal 2004	$3.87
Fiscal 2003	$6.04

The above amounts may not be indicative of future expense because amounts are recognized over the vesting period and the Company expects it will have additional grants and related activity under these plans in the future.

Computation of Net Loss per Common Share

Basic earnings per share (EPS) is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed using the

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares include the effect of the exercise of stock options and warrants. For the years ended March 31, 2005, 2004, and 2003, common equivalent shares of 2,340,457, 3,165,917 and 4,485,201, respectively, were not included in the calculation of diluted EPS as they were considered antidilutive.

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

Several of the Company’s government contracts are being funded incrementally, and as such, are subject to the future authorization, appropriation, and availability of government funding. The Company has a history of successful performance under incrementally-funded contracts with the U.S. government and it expects to continue to receive additional contract modifications in fiscal 2006 and beyond as incremental funding is authorized and appropriated by the government.

3.    Short and Long-term Marketable Securities

Short and long-term marketable securities at March 31, 2005 and 2004 consisted primarily of corporate debt instruments.

	2005	2004
Aggregate cost	$49,113,482	$21,420,323
Fair value	48,989,189	21,405,466

Gross unrealized loss	$(124,293)	$(14,857)

Gross unrealized gains for fiscal 2005 and 2004 were $4,525 and $6,552, respectively, and gross unrealized losses for fiscal 2005 and 2004 were $(128,818) and $(21,409), respectively. The Company’s short and long-term marketable securities are classified as available-for-sale securities and, accordingly, are recorded at amortized cost plus accrued interest which approximates fair value. The difference between cost and fair value is included

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

in stockholders’ equity. The short-term portion of the marketable securities due to mature within one year is $40,628,967 and the remaining $8,360,222 of long-term marketable securities is due to mature between one year and 18 months.

The difference between the unrealized losses of $(126,730) and $(25,213) reported on the Consolidated Statements of Comprehensive Loss for the fiscal years ended March 31, 2005 and March 31, 2004, respectively, and the unrealized losses on short and long-term marketable securities reported above related to the unrealized losses on securities with current maturities of three months or less that are classified as cash equivalents.

4.    Accounts Receivable

Accounts receivable at March 31, 2005 and 2004 consisted of the following:

	2005	2004
Accounts receivable (billed)	$3,603,537	$3,427,482
Accounts receivable (unbilled)	1,908,512	5,180,524
Less: Allowance for doubtful accounts	(47,323)	(41,349)

Net accounts receivable	$5,464,726	$8,566,657

The Company recorded a $47,323 and $41,349 allowance for doubtful accounts provision in fiscal 2005 and 2004, respectively. These are shown as part of selling, general and administrative expense.

5.    Inventories

Inventories at March 31, 2005 and 2004 consisted of the following:

	2005	2004
Raw materials	$1,092,263	$623,792
Work-in-progress	4,398,901	2,109,794
Finished goods	1,381,033	2,155,808

	$6,872,197	$4,889,394

Finished goods inventory includes the cost of products shipped to customers on contracts on which revenue will be deferred until final customer acceptance.

6.    Other Assets

Other assets at March 31, 2005 and 2004 consisted of the following:

	2005	2004
Licenses	$2,853,247	$1,953,247
Patents	6,573,935	6,072,406
Deposits	65,131	58,535

	9,492,313	8,084,188
Less: accumulated amortization
Licenses	(1,220,509)	(861,580)
Patents	(2,840,864)	(2,072,116)

Other assets	$5,430,940	$5,150,492

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

The Company recorded patent and license amortization expense of $1,236,613, $975,987 and $1,003,495 for fiscal years 2005, 2004, and 2003, respectively. There were no abandoned licenses in fiscal 2005 or fiscal 2004. The gross value of abandoned patents was $275,517 and $365,174 in fiscal 2005 and 2004, respectively. The accumulated amortization on these abandonments was $108,936 and $169,951 for fiscal 2005 and 2004, respectively, resulting in a net abandonment-related amortization expense of $166,581 and $195,223 for fiscal 2005 and 2004, respectively.

Amortization expense for the next five years consists of the following:

	For the fiscal years ended March 31,
	2006	2007	2008	2009	2010	Total
Licenses	$335,119	$316,369	$271,726	$261,310	$257,143	$1,441,667
Patents	889,176	846,340	812,363	578,646	264,564	3,391,089

	$1,224,295	$1,162,709	$1,084,089	$839,956	$521,707	$4,832,756

7.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, 2005 and 2004 consisted of the following:

	2005	2004
Accounts payable	$3,719,644	$4,408,212
Accrued restructuring	68,234	119,493
Accrued employee stock purchase plan	233,973	189,659
Accrued expenses	5,006,466	5,544,250
Accrued litigation costs	2,653,340	—
Accrued management bonus	921,898	556,664
Accrued vacation	791,135	723,356

	$13,394,690	$11,541,634

Accrued expenses at March 31, 2005 included $2,653,340 of litigation costs related to the TM Capital settlement announced on April 4, 2005, consisting of a $1,700,000 cash payment made on April 5, 2005 and a $953,340 accrued liability relating to warrants issued in April 2005 for 200,000 shares of common stock. See Note 10—Commitments and Contingencies.

8. Income Taxes

The reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate is shown below.

	For the Years Ended March 31,
	2005	2004	2003
Statutory federal income tax rate	-34%	-34%	-34%
State income taxes, net federal benefit	-8%	-7%	-6%
Nondeductible expenses	0%	0%	0%
Research & development credit	-3%	-1%	0%
Valuation allowance	45%	42%	40%

Effective income tax rate	0%	0%	0%

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

The principal components of the Company’s deferred tax assets and liabilities were the following:

	For the Years Ended March 31,
	2005	2004
Deferred tax assets and (liabilities):
Net operating loss carryforward	$116,136,000	$106,789,000
Research and development and other credits	7,164,000	6,065,000
Accruals and reserves	6,270,000	4,239,000
Fixed Assets and intangibles	10,254,000	14,611,000
Other	491,000	411,000
Valuation allowance	(140,315,000)	(132,115,000)

Net	$—	$—

At March 31, 2005 the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $301,502,000 and $217,317,000, respectively, which expire in fiscal years ending 2006 through 2025. This includes approximately $13,086,000 of acquired net operating losses from Superconductivity, Inc. (SI) which expire in the fiscal years ending 2005 through 2012, and their utilization by the Company will be subject to annual limitations. SI was acquired by the Company on April 8, 1997 through the merger of a wholly-owned subsidiary of the Company into SI.

The Company has recorded a deferred tax asset of approximately $14,257,000 reflecting the benefit of deductions from the exercise of stock options. This deferred tax asset has been fully reserved since it is more likely than not that the tax benefit from the exercise of stock options will not be realized. The benefit from this $14,257,000 will be recorded as a credit to additional paid-in capital when realized. Research and development and other credit carryforwards amounting to approximately $3,800,000 and $5,096,000 are available to offset federal and state income taxes, respectively, and will expire in fiscal years ending 2006 through 2025. Under current tax law, the utilization of net operating loss and research and development and other tax credit carryforwards may be subject to limitations in the event of certain changes in ownership.

9.    Stockholders’ Equity

The Offerings

In March 2005 the Company completed a public offering of 4,600,000 shares of its common stock and received net proceeds (after the underwriters discount but before deducting offering expenses) of $45,540,000.

In October 2003 the Company completed a public offering of 5,721,250 shares of its common stock and received net proceeds (after the underwriters discount but before deducting offering expenses) of $51,147,975.

Stock Compensation

The value of the common stock issued in connection with the Company’s 401(k) Match and Employee Stock Award programs, report under stock compensation expense in the Statement of Stockholder’s Equity for the last three fiscal years, was as follows:

	For the fiscal years ended March 31,
	2005		2004	2003
401(k) Match	$—	*	$339,203	$360,003
Employee Stock Awards	21,833		19,404	7,189

	$21,833		$358,607	$367,192

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

*	In April 2005, the Company issued 21,145 shares related to the 401(k) match and recorded $285,844 in stock compensation expense. The Company accrued the cost of the 401(k) match contributions throughout fiscal 2005 even though no shares were issued to cover the liability until April 2005. See Note 13—Employee Benefits Plans.

Stock-Based Compensation Plans

The Company has seven stock option plans including three Directors’ Plans. The stock option plans (the Plans) include the 1987 Stock Plan (the 1987 Plan), the 1993 Stock Option Plan (the 1993 Plan), the 1996 Stock Incentive Plan (the 1996 Plan), the 1991 Director Stock Option Plan (the 1991 Director Plan), the 1994 Director Stock Option Plan (the 1994 Director Plan), the Second Amended and Restated 1997 Director Stock Option Plan (the 1997 Director Plan) and the 2004 Stock Incentive Plan (the 2004 Plan). The Board of Directors authorized the issuance of 74,000 shares of restricted stock with a fair market value of $636,400 to certain officers in fiscal year 2000. The shares are subject to restrictions on transfers and repurchase rights in favor of the Company; the restriction on sale can be removed upon meeting certain corporate performance targets or at the end of a six-year vesting period. The Company recorded expenses of $75,184, $75,184 and $106,067 for the fiscal years ended 2005, 2004 and 2003, respectively, related to this issuance. The Board of Directors authorized an additional 31,000 shares of restricted stock in fiscal 2003 with a fair market value of $193,440 to certain officers. The Company recorded expenses of $32,244 for the fiscal years ended 2005, 2004 and 2003 related to this issuance. The Board of Directors authorized an additional 153,500 shares of restricted stock in fiscal 2004 with a fair market value of $650,812 to certain officers and employees. The Company recorded expenses of $216,660 and $154,650 in fiscal years ended 2005 and 2004, respectively, related to this issuance. The Board of Directors authorized an additional 55,750 shares of restricted stock in fiscal 2005 with a fair market value of $481,812 to certain officers and employees. The Company recorded expenses of $75,319 in fiscal year ended 2005. Additionally, the Board of Directors authorized options for an additional 175,000 shares related to the acquisition of IE in fiscal 2001. All options issued under the IE plan are nonqualified. The Plans are administered by the Compensation Committee of the Board of Directors and permit the Company to sell or award common stock or to grant stock options for the purchase of common stock.

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

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

The following table summarizes information about stock options and unvested restricted stock outstanding at March 31, 2005:

Outstanding				Exercisable
Range of Exercise Price	Number Outstanding At 3/31/05	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 3/31/05	Weighted Average Exercise Price
$ 0.00– 5.89	815,861	7.9	$2.69	198,839	$2.71
5.89–11.78	1,201,600	5.2	9.66	952,470	10.01
11.78–17.66	1,169,600	5.9	13.30	635,885	13.12
17.66–23.55	14,400	4.3	20.10	10,400	19.83
23.55–29.44	476,700	5.1	25.50	381,360	25.50
29.44–35.33	750,000	5.3	32.56	600,000	32.56
35.33–41.21	5,000	5.4	40.75	4,000	40.75
41.21–58.88	40,000	4.9	58.88	40,000	58.88

$ 0.00–58.88	4,473,161	5.9	$15.37	2,822,954	$17.85

The following table summarizes the information concerning currently outstanding and exercisable options and unvested restricted stock:

	Shares	Weighted average Exercise Price	Number Exercisable
Outstanding at March 31, 2002	4,952,540	$18.51	2,235,801
Granted	524,300	6.76
Exercised	0	0.00
Canceled	(806,925)	15.16

Outstanding at March 31, 2003	4,669,915	17.77	2,656,323
Granted	1,033,650	3.83
Exercised	(282,010)	9.31
Canceled	(542,200)	16.20

Outstanding at March 31, 2004	4,879,355	15.48	2,750,319
Granted	574,725	11.59
Exercised	(275,595)	6.93
Restricted stock vested	(56,875)	0.01
Canceled	(648,449)	17.73

Outstanding at March 31, 2005	4,473,161	$15.37	2,822,954

Available for grant at March 31, 2005:	3,175,149

Stock Purchase Warrants

The Company recorded an increase to additional paid-in capital and a corresponding charge to deferred warrant costs of approximately $30,099 in June 2004 related to the issuance of stock purchase warrants to UT-Battelle, LLC (UT-Battelle) for 5,000 shares of common stock at an exercise price of $13.68 per share which become exercisable over a five-year period following the date of grant. These warrants were granted in exchange for a reduction in annual minimum royalty payments to UT-Battelle, which manages the Oak Ridge National Laboratory under contract from the U.S. Department of Energy. Expense related to these warrants was approximately $4,515 for the fiscal year ended March 31, 2005.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

The Company recorded an increase to additional paid-in capital and a corresponding charge to deferred warrant costs of approximately $336,000 in January 1998 related to the issuance of stock purchase warrants to Invemed Associates, Inc. for 250,500 shares of common stock at an exercise price of $10.20 per share which were exercisable over a five-year period following the date of grant. These warrants, which were not exercised, were granted in consideration of ongoing financial services being provided to the Company. Expense related to these warrants was approximately $0, $0 and $50,000 for the fiscal years ended March 31, 2005, 2004 and 2003, respectively.

The Company also granted warrants in 1996 and 1998 to the Electric Power Research Institute (EPRI). See Note 11.

In addition, the Company also granted a warrant to TM Capital in April 2005. See Note 10.

Warrant issuances are summarized in the following table:

Warrant Holder	Issue Date	Exercise Price	Shares Issued	Shares Exercised as of March 31, 2005	Vesting Period	Expiration Date
EPRI	03/26/1996	$14.00	100,000	87,500	5 years	03/26/2006
Invemed	01/01/1998	$10.20	250,500	—	5 years	01/01/2003
EPRI	03/04/1998	$13.94	110,000	41,250	5 years	03/04/2008
UT-Battelle	06/23/2004	$13.68	5,000	—	5 years	06/23/2014
TM Capital	04/04/2005	$9.50	200,000	N/A	Immediate	04/04/2010

10.    Commitments and Contingencies

Under Delaware law, the Company is required to indemnify its officers and directors for liabilities incurred under certain circumstances. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make is unlimited; however, the Company has a Director and Officer insurance policy that limits its indemnification exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes its indemnification exposure is minimal. These indemnification obligations were grandfathered under the provisions of FASB Interpretation No. (FIN) 45 as they were in effect prior to March 31, 2003. Accordingly, the Company has no liabilities recorded under FIN No. 45 as of March 31, 2005 or 2004.

The Company received notice on November 5, 2003 of a lawsuit filed against it on October 28, 2003 in the Court of Chancery of the State of Delaware in and for New Castle County by TM Capital Corp. (“TM Capital”), a past financial advisor to the Company, under which TM Capital claimed to be entitled to cash and equity compensation with respect to the Company’s October 2003 public equity offering.

On April 4, 2005, the Company and TM Capital agreed to resolve all claims between them and entered into a settlement agreement that provides for, among other things, the cash payment by the Company to TM Capital of $1,700,000 and the issuance by the Company to TM Capital of a common stock purchase warrant for 200,000 shares of the Company’s common stock, exercisable for a five-year term, with an exercise price of $9.50 per share (the “Warrant”). The Company valued the Warrant at $953,340 using the Black-Scholes method with the following assumptions used:

Expected volatility	46.7%
Risk-free interest rate	4.0%
Expected life (years)	5.0

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

The Company and TM Capital also entered into a registration rights agreement wherein the Company agreed to register for public resale the shares of the Company’s common stock issuable upon exercise of the Warrant. In connection with the settlement, the Company recorded the liability on its balance sheet as of March 31, 2005 and the SG&A expense on its Statement of Operations of $2,653,340, including the $1,700,000 cash payment made on April 5, 2005.

The Company rents its headquarters in Westborough, Massachusetts, under an operating lease, which expires in May 2009. In October 2000 the Company leased additional facilities in Westborough for the development of electric motor and generator technology under an operating lease that expires in 2006. The Company also rents an operating facility in Middleton, Wisconsin, under a lease which expires on December 31, 2006, and one facility in New Berlin, Wisconsin, under a lease which expires in 2011. Under all leases, the Company pays for real estate taxes, certain insurance coverage and operating expenses.

Rent expense under the leases mentioned above was as follows:

	2005	2004	2003
Rent expense	$3,265,000	$3,113,000	$2,043,000

Minimum future lease commitments at March 31, 2005 were as follows:

For the years ended March 31,	Total
2006	$3,073,952
2007	2,869,498
2008	2,623,637
2009	2,623,637
2010 and beyond	1,611,938

Total	$12,802,662

In September 2001, the Company entered into a standby letter of credit arrangement with a financial institution to provide a guarantee for rent of $1,000,000 for the Two Technology Drive facility in Westborough, Massachusetts. The letter of credit amount was reduced to $750,000 at June 1, 2005 and will be reduced to $500,000 at June 1, 2007. This letter of credit will expire on July 31, 2009.

11.    Research and Development Agreements

In March 1996, the Company entered into a strategic alliance with EPRI to develop and commercialize a coated conductor composite HTS wire. This agreement ended on March 31, 2000. In March 1996, under the first phase of the agreement, the Company granted a warrant for 100,000 shares of common stock (87,500 of which have been exercised to date) to EPRI at $14.00 per share which became exercisable over a five-year period following the date of grant. In March 1998, under the second phase of the agreement, the Company granted to EPRI another warrant to purchase 110,000 shares of common stock (41,250 of which have been exercised to date) of the Company at $13.94 per share, which became exercisable over a five-year period. The Company has received exclusive license rights to intellectual property from EPRI. The Company recorded an increase to additional paid-in capital and a corresponding charge to deferred contract costs of $618,000 and $637,000 in fiscal 1998 and 1997, respectively, relating to these warrants. Warrant expense related to these agreements was approximately $0, $0 and $71,000 for the fiscal years ended March 31, 2005, 2004 and 2003, respectively.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

12.    Cost-Sharing Arrangements

The Company has entered into several cost-sharing arrangements with various agencies of the United States government. Funds paid to the Company under these agreements are not reported as revenues but are used to directly offset the Company’s research and development and selling, general and administrative expenses, and to purchase capital equipment. The Company recorded costs and funding under these agreements of $5,571,000 and $2,044,000, respectively, for fiscal 2005, of $6,253,000 and $2,395,000, respectively, for fiscal 2004 and of $1,820,000 and $764,000, respectively, for fiscal 2003. At March 31, 2005, total funding received to date under these agreements was $18,617,000.

13.    Employee Benefit Plans

The Company has implemented a deferred compensation plan under Section 401(k) of the Internal Revenue Code. Any contributions by the Company are discretionary. The company instituted a stock match program in July 1998 under which the Company matched 25% of the first 4% of eligible contributions to the plan. Effective July 1, 2000 this contribution increased to 25% of the first 6% of eligible contributions. Effective July 1, 2001 this contribution increased to 35% of the first 6% of eligible contributions. The Company recorded expense of $295,914, $329,036 and $382,615 in fiscal years 2005, 2004 and 2003, respectively, and corresponding charges to additional paid-in capital related to this program, except in fiscal 2005, when the 401(k) match shares were not issued until April 2005. The Company does not have post-retirement or post-employment benefit plans.

The Company instituted an employee stock purchase plan (ESPP) on October 1, 2000. Employees purchase shares at a discount from fair market value every six months; this is a noncompensatory plan and accordingly no expense was recognized by the Company. Shares issued are recorded under “Issuance of Common Stock—ESPP” in the Consolidated Statements of Stockholders Equity.

14.    Impairment of Long-lived Assets

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

In conjunction with the impairment, the Company also reviewed and shortened the depreciable lives on the remaining net book value of the wire manufacturing equipment from 10 to six years.

15.    Business Segment Information

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

The operating results for the three business segments are as follows:

	Fiscal Year Ended March 31
Revenues*	2005	2004	2003
AMSC Wires	$11,511,637	$7,795,897	$3,960,823
SuperMachines	31,107,572	26,501,073	6,125,151
Power Electronic Systems	15,663,629	7,011,735	10,934,318

Total	$58,282,838	$41,308,705	$21,020,292

*See Note 12. Cost-sharing funding is not included in reported revenues.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

	Fiscal Year Ended March 31
Operating profit (loss)	2005	2004	2003
AMSC Wires	$(15,885,775)	$(18,815,738)	$(66,727,224)
SuperMachines	412,308	966,130	(7,475,982)
Power Electronic System	66,067	(6,429,801)	(12,990,785)
Unallocated corporate expenses	(4,941,462)	(1,406,865)	(1,317,494)

Total	$(20,348,862)	$(25,686,274)	$(88,511,485)

The assets for the three business segments (plus Corporate cash) are as follows:

	Fiscal Year Ended March 31
	2005	2004
AMSC Wires	$59,587,516	$63,554,415
SuperMachines	5,538,203	6,018,468
Power Electronic Systems	6,210,134	7,679,370
Corporate cash and marketable securities	87,581,221	52,646,703

Total	$158,917,074	$129,898,956

Other significant segment information is as follows:

	Fiscal Year Ended March 31
Depreciation and amortization	2005	2004	2003
AMSC Wires	$6,444,941	$6,001,724	$6,709,830
SuperMachines	641,305	545,623	571,967
Power Electronic Systems	698,529	741,878	820,339

Total	$7,784,775	$7,289,225	$8,102,136

	Fiscal Year Ended March 31,
Capital expenditures	2005	2004
AMSC Wires	$1,272,549	$1,715,518
SuperMachines	69,776	166,953
Power Electronic Systems	118,027	74,737

Total	$1,460,352	$1,957,208

The accounting policies of the business segments are the same as those described in Note 2, except that certain corporate expenses which we do not believe are specifically attributed or allocable to any of the three business segments have been excluded from the segment operating income (loss). Corporate unallocated expenses include the rent and occupancy costs associated with the unoccupied portion of our Westborough, MA corporate headquarters. In fiscal 2005, these corporate unallocated expenses also included $520,374 of legal expenses relating to the TM Capital lawsuit and $2,653,340 relating to the litigation settlement with TM Capital, a past financial advisor to the Company.

16.    Abandoned Debt Financing

Fees—abandoned debt financing of $35,193 in fiscal 2005 and $1,387,857 in fiscal 2004 represented various fees and expenses incurred in connection with the Company’s planned debt financing transaction that the Company decided not to pursue in August 2003 in favor of a public equity offering, which the Company completed in October 2003. None of these costs related to the lawsuit filed against the Company in November 2003 by TM Capital Corp. See Note 10—Commitments and Contingencies.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

17.    Quarterly Financial Data (Unaudited)

	Fiscal year ended March 31, 2005:
Three Months Ended	June 30, 2004	September 30, 2004	December 31, 2004	March 31, 2005
Revenues	$12,650,000	$9,533,000	$23,247,000	$12,853,000
Operating loss	$(4,986,000)	$(4,235,000)	$(2,648,000)	$(8,480,000)
Net loss	$(4,946,000)	$(4,084,000)	$(2,464,000)	$(8,166,000)
Net loss per common share—Basic & Diluted	$(0.18)	$(0.15)	$(0.09)	$(0.28)

	Fiscal year ended March 31, 2004:
Three Months Ended	June 30, 2003	September 30, 2003	December 31, 2003	March 31, 2004
Revenues	$7,756,000	$9,614,000	$12,302,000	$11,637,000
Operating loss	$(8,420,000)	$(6,011,000)	$(6,606,000)	$(4,649,000)
Net loss	$(8,356,000)	$(7,336,000)	$(6,519,000)	$(4,522,000)
Net loss per common share—Basic & Diluted	$(0.39)	$(0.34)	$(0.25)	$(0.16)

18.    New Accounting Pronouncements

On December 16, 2004 the FASB issued its final standard on accounting for share-based payments, SFAS No. 123R (revised 2004), Share-Based Payment (SFAS 123R), that requires companies to expense the value of employee stock options and similar awards. SFAS 123R addresses the accounting for share based payment transactions with employees, excluding employee stock ownership plans (ESOPs) and awards made in connection with business combinations. Examples include employee stock purchase plans (ESPPs), stock options, restricted stock, and stock appreciation rights. Under SFAS 123R, the most significant change in practice would be treating the fair value of stock based payment awards that are within its scope as compensation expense in the income statement beginning on the date that a company grants the awards to employees. The expense would be recognized over the vesting period for each option tranche and adjusted for actual forfeitures that occur before vesting. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107. SAB 107 expresses views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. SFAS 123R and SAB 107 are effective for the Company in the period beginning April 1, 2006. The Company is currently assessing the impact the adoption of this standard will have on its financial position and results of operations. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. However, these pro forma disclosures provide an indication of what the effect of adopting SFAS 123R would have been on the historical periods presented.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-an Amendment of ARB No. 43, Chapter 4.” This accounting standard, which is effective for annual periods beginning after June 15, 2005, requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its financial position or results of operations.

American Superconductor Corporation

Schedule II—Valuation and Qualifying Accounts

Description	Balance, Beginning of Year	Additions Charged to Costs and Expenses	Deductions		Balance, End of Year
			Actual Write-Off	Less Recoveries
Allowance for doubtful notes and accounts receivable:
Year ended March 31, 2005	$41,349	$47,323	$41,349	$—	$47,323
Year ended March 31, 2004	2,657,485	41,349	2,657,485	—	41,349
Year ended March 31, 2003	42,000	2,650,398	34,913	—	2,657,485

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SUPERCONDUCTOR CORPORATION

By:	/S/ GREGORY J. YUREK
Gregory J. Yurek Chairman of the Board and Chief Executive Officer

Date: June 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title		Date

/S/ GREGORY J. YUREK Gregory J. Yurek	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	) ) )	June 14, 2005

/S/ KEVIN M. BISSON Kevin M. Bisson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	) ) )	June 14, 2005

/S/ THOMAS M. ROSA Thomas M. Rosa	Vice President of Finance and Accounting (Principal Accounting Officer)	) ) )	June 14, 2005

/S/ ALBERT J. BACIOCCO, JR. Albert J. Baciocco, Jr.	Director	) )	June 14, 2005

/S/ VIKRAM S. BUDHRAJA Vikram S. Budhraja	Director	) )	June 14, 2005

/S/ PETER O. CRISP Peter O. Crisp	Director	) )	June 14, 2005

/S/ RICHARD DROUIN Richard Drouin	Director	) )	June 14, 2005

/S/ ANDREW G.C. SAGE, II Andrew G.C. Sage, II	Director	) )	June 14, 2005

/S/ JOHN B. VANDER SANDE John B. Vander Sande	Director	) )	June 14, 2005

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated By-laws of the Registrant (2)

4.1	Specimen Certificate for shares of Common Stock, $.01 par value, of the Registrant (3)

4.2	Rights Agreement dated as of October 30, 1998 between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (4)

4.3	Amendment No. 1 to Rights Agreement dated as of January 29, 1999 between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (5)

*10.1	Employment Agreement dated as of December 4, 1991 between the Registrant and Gregory J. Yurek (3)

*10.2	Employment Agreement dated as of December 4, 1991 between the Registrant and Alexis P. Malozemoff (3)

10.3	Form of Employee Nondisclosure and Developments Agreement (3)

*10.4	Employee Nondisclosure and Developments Agreement dated as of December 26, 1990 between the Registrant and Alexis P. Malozemoff (3)

*10.5	Noncompetition Agreement dated as of July 10, 1987 between the Registrant and John Vander Sande (3)

†10.6	License Agreement between the Registrant and MIT dated as of July 6, 1987 (3)

†10.7	License Agreement between the Registrant and MIT dated as of January 31, 1989 (3)

†10.8	License Agreement dated as of August 1, 1991 (3)

†10.9	License Agreement dated as of September 1, 1991 (3)

†10.10	Second Amendment dated as of January 27, 1992 between the Registrant and MIT amending the License Agreement dated as of July 6, 1987 between the Registrant and MIT (6)

†10.11	Technology Development and Patent Licensing Agreement dated October 7, 1992 among the Registrant and Electricity Corporation of New Zealand Limited and Industrial Research Limited (7)

*10.12	Employment Agreement dated as of December 31, 1992 between American Superconductor Europe GmbH and Dr. Gero Papst (7)

10.13	Lease dated March 9, 1993 between CGLIC on Behalf of its Separate Account R, as Landlord, and the Registrant (7)

10.14	First Amendment to Lease between CGLIC, on Behalf of its Separate Account R, as Landlord, and the Registrant, as Tenant dated October 27, 1993 (8)

*10.15	1993 Stock Option Plan (7)

10.16	Agreement dated January 1, 1994 between Pirelli Cavi S.p.A. and the Registrant (9)

†10.17	Agreement between Pirelli Cavi S.p.A. and the Registrant, dated October 1, 1995 (10)

10.18	Technology Development and Patent Licensing Agreement, First Amendment dated August 7, 1993 among the Registrant and Electricity Corporation of New Zealand and Industrial Research Limited (8)

10.19	Subcontract Agreement effective as of September 30, 1993 by and between the Registrant and Reliance Electric Company (11)

Exhibit No.	Description

†10.20	Fourth Amendment dated May 15, 1995 to the Exclusive License Agreement between the Registrant and MIT dated July 6, 1987 (12)

*10.21	Amended and Restated 1996 Stock Incentive Plan (13)

†10.22	Management Agreement between Electric Power Research Institute, Inc. and the Registrant, effective January 1, 1996 (10)

†10.23	Technology License Agreement between Electric Power Research Institute, Inc. and the Registrant, effective January 1, 1996 (10)

†10.24	Warrant granted to Electric Power Research Institute, Inc. by the Registrant, dated March 26, 1996 (10)

10.25	Strategic Alliance Agreement by and among the Registrant and CHARTH (Compagnie Holding D’Applications Et De Realisations Thermiques Et Hydrauliques), dated as of April 1, 1997 (14)

†10.26	Patent License Agreement between Lucent Technologies Inc. and the Registrant, dated as of March 31, 1998 (15)

†10.27	Agreement dated April 1, 1997 by and between Electricite de France and the Registrant (15)

†10.28	Agreement effective April 1, 1997 by and between ABB Transmission & Distribution Technology Ltd. and the Registrant (15)

†10.29	1999 Program Addendum between Pirelli Cavi e Sistemi S.p.A and the Registrant dated as of October 1, 1999 (16)

†10.30	Pirelli Cable Wire Agreement between Pirelli Cavi e Sistemi S.p.A. and the Registrant, dated as of December 31, 2001 (17)

10.31	Third Amendment to Lease for 2 Technology Drive, Westboro, MA between Gateway Sherwood, Inc. (successor in interest to CGLIC, on behalf of its Separate Account R, as Landlord), and the Registrant, dated as of August 24, 2001 (17)

*10.32	Second Amended and Restated 1997 Director Stock Option Plan (18)

†10.33	License Agreement, dated as of June 10, 2003, between the Registrant and Sumitomo Electric Industries, Ltd. (19)

†10.34	Agreement, dated as of February 28, 2003, between the Registrant and the U.S. Office of Naval Research (19)

†10.35	Fifth Amendment, dated as of April 18, 2003 between the Registrant and the Massachusetts Institute of Technology (MIT) amending the License Agreement dated as of July 6, 1987 between the Registrant and MIT (19)

*10.36	Severance Agreement dated as of October 14, 2004 between the Registrant and Gregory J. Yurek (20)

*10.37	Severance Agreement dated as of October 14, 2004 between the Registrant and David Paratore (20)

*10.38	Severance Agreement dated as of October 14, 2004 between the Registrant and Alexis P. Malozemoff (20)

*10.39	Severance Agreement dated as of October 14, 2004 between the Registrant and Kevin M. Bisson (20)

*10.40	Severance Agreement dated as of October 14, 2004 between the Registrant and Stuart C. Karon (20)

*10.41	Severance Agreement dated as of October 14, 2004 between the Registrant and Thomas M. Rosa (20)

Exhibit No.	Description

10.42	Form of incentive stock option agreement under 2004 Stock Incentive Plan (21)

10.43	Form of non-statutory stock option agreement under 2004 Stock Incentive Plan (21)

10.44	Form of restricted stock agreement under 2004 Stock Incentive Plan (21)

10.45	Form of stock option agreement under Second Amended and Restated 1997 Director Stock Option Plan, as amended (21)

10.46	Executive Bonus Plan (21)

10.47	Settlement Agreement by and between the Registrant and TM Capital Corp., dated April 4, 2005 (22)

10.48	Registration Rights Agreement by and between the Registrant and TM Capital Corp., dated April 4, 2005 (22)

10.49	Stock Purchase Warrant issued by the Registrant to TM Capital Corp., dated April 4, 2005 (22)

21.1	Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer—Certification pursuant to Rule13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-3, as amended (File No. 333-95261).
(2)	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2000 (Commission File No. 000-19672).
(3)	Incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-1, as amended (File No. 33-43647).
(4)	Incorporated by reference to Exhibit to the Registrant’s Registration Statement on Form 8-A filed with the Commission on November 2, 1998 (Commission File No. 000-19672).
(5)	Incorporated by reference to Exhibit to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on March 12, 1999 (Commission File No. 000-19672).
(6)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K filed with the Commission on June 29, 1992 (Commission File No. 000-19672).
(7)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K filed with the Commission on June 29, 1993 (Commission File No. 000-19672).
(8)	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 26, 1994 (Commission File No. 000-19672).
(9)	Incorporated by reference to Exhibits to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the Commission on March 28, 1994 (Commission File No. 000-19672).
(10)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K/A filed with the Commission on March 10, 1997 (Commission File No. 000-19672).

(11)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K filed with the Commission on June 29, 1994 (Commission File No. 000-19672).
(12)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K filed with the Commission on June 29, 1995 (Commission File No. 000-19672).
(13)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K filed with the Commission on June 27, 2001 (Commission File No. 000-19672).
(14)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K filed with the Commission on June 30, 1997 (Commission File No. 000-19672).
(15)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K filed with the Commission on June 26, 1998 (Commission File No. 000-19672).
(16)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on January 24, 2000 (Commission File No. 000-19672).
(17)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K filed with the Commission on June 25, 2002 (Commission File No. 000-19672).
(18)	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2002 (Commission File No. 000-19672).
(19)	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2003 (Commission File No. 000-19672).
(20)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on October 15, 2004 (Commission File No. 000-19672).
(21)	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2004 (Commission File No. 000-19672).
(22)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on April 5, 2005 (Commission File No. 000-19672).
†	Confidential treatment previously requested and granted with respect to certain portions, which portions were omitted and filed separately with the Commission.
*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.