Form 10-Q
period 2005-06-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2005-08-08
CIK 880807

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended: June 30, 2005	Commission File Number 0-19672

American Superconductor Corporation

(Exact name of registrant as specified in its charter)

Delaware	04-2959321
(State or other jurisdiction of organization or incorporation)	(I.R.S. Employer Identification Number)

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	32,764,955
Class	Outstanding as of August 4, 2005

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2005	March 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,180,342	$38,592,032
Short-term marketable securities	32,627,220	40,628,967
Accounts receivable, net	6,016,766	5,464,726
Inventory	9,672,365	6,872,197
Prepaid expenses and other current assets	950,743	1,121,091

Total current assets	95,447,436	92,679,013

Property, plant and equipment:
Land	4,021,611	4,021,611
Construction in progress - building and equipment	449,245	311,266
Building	34,101,734	34,101,734
Equipment	43,364,522	42,442,903
Furniture and fixtures	3,118,702	4,048,332
Leasehold improvements	6,182,876	6,182,787

	91,238,690	91,108,633
Less: accumulated depreciation	(41,327,223)	(39,769,469)

Property, plant and equipment, net	49,911,467	51,339,164

Long-term marketable securities	2,645,024	8,360,222
Goodwill	1,107,735	1,107,735
Other assets	5,237,057	5,430,940

Total assets	$154,348,719	$158,917,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,073,132	$13,394,690
Deferred revenue	2,310,749	2,012,030

Total current liabilities	15,383,881	15,406,720

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $.01 par value
Authorized shares-100,000,000; shares issued and outstanding 32,815,475 and 32,545,156 at June 30, 2005 and March 31, 2005, respectively	328,155	325,452
Additional paid-in capital	465,153,059	463,632,864
Deferred compensation	(1,257,854)	(783,930)
Deferred contract costs - warrant	(24,079)	(25,584)
Accumulated other comprehensive loss	(93,036)	(135,477)
Accumulated deficit	(325,141,407)	(319,502,971)

Total stockholders’ equity	138,964,838	143,510,354

Total liabilities and stockholders’ equity	$154,348,719	$158,917,074

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,
	2005	2004
	(Unaudited)
Revenues:
Contract revenue	$757,678	$195,195
Product sales and prototype development contracts	11,443,989	12,454,881

Total revenues	12,201,667	12,650,076

Costs and expenses:
Costs of revenue-contract revenue	653,329	184,148
Costs of revenue-product sales and prototype development contracts	11,341,509	13,486,178
Research and development	3,395,086	1,588,882
Selling, general and administrative	3,160,967	2,377,008

Total costs and expenses	18,550,891	17,636,216

Operating loss	(6,349,224)	(4,986,140)

Interest income	608,883	143,758
Fees - abandoned debt financing	—	(35,193)
Other income (expense), net	101,905	(68,593)

Net loss	$(5,638,436)	$(4,946,168)

Net loss per common share
Basic and Diluted	$(0.17)	$(0.18)

Weighted average number of common shares outstanding
Basic and Diluted	32,730,785	27,724,476

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended June 30,
	2005	2004
	(Unaudited)
Net loss	$(5,638,436)	$(4,946,168)

Other comprehensive income (loss)
Foreign currency translation	(562)	898
Unrealized gains (losses) on investments	43,003	(118,300)

Other comprehensive income (loss)	42,441	(117,402)

Comprehensive loss	$(5,595,995)	$(5,063,570)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended June 30,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net loss	$(5,638,436)	$(4,946,168)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,948,092	1,951,694
Loss on disposal of PP&E and abandoned patents	40,692	43,871
Amortization of deferred compensation expense	123,995	94,842
Amortization of deferred warrant costs	1,505	4,441
Stock compensation expense	3,433	—
Gain on valuation of warrant	(107,700)	—
Changes in operating asset and liability accounts :
Accounts receivable	(552,040)	2,143,759
Inventory-current and long-term	(2,800,168)	(762,534)
Prepaid expenses and other current assets	169,881	35,254
Accounts payable and accrued expenses	71,986	(2,042,632)
Deferred revenue - current and long-term	298,719	1,077,552

Net cash used in operating activities	(6,440,041)	(2,399,921)

Cash flows from investing activities:
Purchase of property, plant and equipment	(211,295)	(650,697)
Proceeds from the sale of property, plant and equipment	12,500	55,500
Purchase of marketable securities	(22,506,294)	(12,714,445)
Proceeds from the sale of marketable securities	36,266,242	7,890,191
Increase in other assets	(168,504)	(1,094,572)

Net cash (used in) provided by investing activities	13,392,649	(6,514,023)

Cash flows from financing activities:
Additional expenses from secondary public offering	(66,060)	—
Net proceeds from issuances of common stock	701,762	1,004,607

Net cash provided by financing activities	635,702	1,004,607

Net increase (decrease) in cash and cash equivalents	7,588,310	(7,909,337)

Cash and cash equivalents at beginning of period	38,592,032	31,241,237

Cash and cash equivalents at end of period	$46,180,342	$23,331,900

Noncash issuance of common stock	$413,272	$94,842

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has generated operating losses since its inception in 1987 and expects to continue incurring losses until at least the end of fiscal 2007. Operating losses for the fiscal years ended March 31, 2005, 2004 and 2003 have contributed to net cash used by operating activities of $9,283,107, $17,421,953 and $39,604,957, respectively, for these periods. For the three months ended June 30, 2005, net cash used by operating activities was $6,440,041.

The Company had cash, cash equivalents, short-term and long-term marketable securities of $81,452,586 as of June 30, 2005. To supplement the Company’s cash available for operations, as well as for capital expenditures for the scale-up of manufacturing of second generation (2G) wire, the Company issued 4,600,000 shares of its common stock in a public equity offering in March 2005 that raised $45,540,000 (after deducting underwriting commissions and discounts but before deducting offering expenses).

The Company currently derives a portion of its revenue from research and development contracts. The Company recorded contract revenue related to research and development contracts of $757,678 and $195,195 for the three months ended June 30, 2005 and 2004, respectively. In addition, the Company recorded prototype development contract revenue on U.S. Navy and other contracts of $5,944,224 and $7,473,620 for the three months ended June 30, 2005 and 2004, respectively, which are included under “Revenues – Product sales and prototype development contracts.”

Costs of revenue include research and development (R&D) and selling, general, and administrative (SG&A) expenses that are incurred in the performance of these development contracts.

R&D and SG&A expenses included as costs of revenue for these development contracts were as follows:

	Three Months Ended June 30,
	2005	2004
	(Unaudited)
Research and development expenses	$7,402,360	$8,823,173
Selling, general and administrative expenses	$1,470,948	$2,001,976

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The unaudited condensed consolidated financial statements of the Company presented herein have been prepared in accordance with the Securities and Exchange Commission’s (SEC) instructions to Form 10-Q and as such do not include all of the information and note disclosures included in annual financial statements prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosure normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended June 30, 2005 and 2004 and the financial position at June 30, 2005.

The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. The Company suggests that these interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements for the fiscal year ended March 31, 2005 which are contained in the Company’s Annual Report on Form 10-K covering the fiscal year ended March 31, 2005.

There has been no material change to the Company’s significant accounting policies from those described in the Form 10-K for the year ended March 31, 2005.

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

Had compensation cost for awards granted under the Company’s stock-based compensation plan been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, the effect on certain financial information of the Company would have been as follows:

	For the three months ended June 30,
	2005	2004
Net loss	$(5,638,436)	$(4,946,168)
Add: Stock compensation expense under APB 25	123,995	94,842
Less: Stock compensation costs, net of tax, had all options been recorded at fair value per SFAS 123	(627,048)	(602,513)

Pro forma net loss	$(6,141,489)	$(5,453,839)

Weighted average shares, basic and diluted	32,730,785	27,724,476
Net loss per share, as reported	$(0.17)	$(0.18)
Net loss per share, pro forma	$(0.19)	$(0.20)

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The pro forma amounts include the effects of all activity under the Company’s stock-based compensation plans since April 1, 2000. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:

	For the three months ended June 30,
	2005	2004
Dividend yield	None	None
Expected volatility	50.7%	39%
Risk-free interest rate	3.875%	3.0%
Expected life (years)	6.1	6.5

Weighted average fair value of options granted at fair market value during the three months ended June 30,:
2005	$5.70
2004	$6.80

The above amounts may not be indicative of future expense because amounts are recognized over the vesting period and the Company expects it will have additional grants and related activity under these plans in the future.

4. Net Loss per Common Share

Basic earnings per share (EPS) is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. Common equivalent shares include the effect of the exercise of stock options and warrants. For the three months ended June 30, 2005 and 2004, common equivalent shares of 3,506,667 and 1,958,592, respectively, were not included in the calculation of diluted EPS as they were considered antidilutive.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

5. Accounts Receivable

Accounts receivable at June 30, 2005 and March 31, 2005 consisted of the following:

	June 30, 2005	March 31, 2005
Accounts receivable (billed)	$2,640,593	$3,603,537
Accounts receivable (unbilled)	3,378,008	1,908,512
Less: Allowance for doubtful accounts	(1,835)	(47,323)

Net accounts receivable	$6,016,766	$5,464,726

6. Inventories

Inventories at June 30, 2005 and March 31, 2005 consisted of the following:

	June 30, 2005	March 31, 2005
Raw materials	$1,123,251	$1,092,263
Work-in-progress	5,247,989	4,398,901
Finished goods	3,301,125	1,381,033

	$9,672,365	$6,872,197

Finished goods inventory includes the cost of products shipped to customers on contracts on which revenue will be deferred until final customer acceptance.

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2005 and March 31, 2005 consisted of the following:

	June 30, 2005	March 31, 2005
Accounts payable	$4,788,598	$3,719,644
Accrued restructuring	55,658	68,234
Accrued employee stock purchase plan	118,500	233,973
Accrued expenses	6,152,634	5,006,466
Accrued litigation costs (including warrants)	845,640	2,653,340
Accrued management bonus	245,181	921,898
Accrued vacation	866,921	791,135

Accounts payable and accrued expenses	$13,073,132	$13,394,690

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

8. Commitments and Contingencies

Under Delaware law, the Company is required to indemnify its officers and directors for liabilities incurred under certain circumstances. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make is unlimited; however, the Company has a Director and Officer insurance policy that limits its indemnification exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes its indemnification exposure is minimal. These indemnification obligations were grandfathered under the provisions of FASB Interpretation No. (FIN) 45 as they were in effect prior to March 31, 2003. Accordingly, the Company has no liabilities recorded under FIN No. 45 as of June 30, 2005.

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

On April 4, 2005, the Company and TM Capital agreed to resolve all claims between them and entered into a settlement agreement that provides for, among other things, the cash payment by the Company to TM Capital of $1,700,000 and the issuance by the Company to TM Capital of a common stock purchase warrant for 200,000 shares of the Company’s common stock, exercisable for a five-year term, with an exercise price of $9.50 per share (the “Warrant”). The Company valued the Warrant at $953,340 as of March 31, 2005 using the Black-Scholes method.

The Company and TM Capital also entered into a registration rights agreement wherein the Company agreed to register for public resale the shares of the Company’s common stock issuable upon exercise of the Warrant. In connection with the settlement, the Company recorded the liability on its balance sheet as of March 31, 2005 and the SG&A expense of $2,653,340 on its Statement of Operations for the year ended March 31, 2005.

The accrued warrant cost will continue to be classified as a current liability in accordance with Emerging Issues Task Force (EITF) Issue No. 00-19 until such time as the Warrant is exercised, and will be marked to market based primarily on the current price and expected volatility of the Company’s common stock as of the end of each reporting period. The Warrant was re-valued at $845,640 as of June 30, 2005, resulting in a gain of $107,700 (reported under Other income (expense) in the Condensed Consolidated Statements of Operations), compared to the March 31, 2005 warrant valuation of $953,340. The following Black-Scholes assumptions were used:

	June 30, 2005	March 31, 2005
Expected volatility	50.7%	46.7%
Risk-free interest rate	3.875%	4.0%
Expected life (years)	4.75	5.0

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9. Cost-Sharing Arrangements

The Company has entered into several cost-sharing arrangements with various agencies of the United States government. Funds paid to the Company under these agreements are not reported as revenues but are used to directly offset a portion of the Company’s R&D and SG&A expenses, and to purchase capital equipment. The Company recorded costs and funding under these agreements of $247,262 and $129,352, respectively, for the three months ended June 30, 2005 and $1,158,210 and $506,088, respectively, for the three months ended June 30, 2004. At June 30, 2005, total funding received to date under these agreements was $18,746,000.

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

A significant majority of our sales are to U.S.-based customers. All of our revenue transactions are originated and fulfilled from the U.S.

The operating results for the three business segments are as follows:

	Three Months Ended June 30,
Revenues*	2005	2004
AMSC Wires	$2,928,144	$3,334,149
SuperMachines	6,001,958	7,385,731
Power Electronic Systems	3,271,565	1,930,196

Total	$12,201,667	$12,650,076

*	See Note 9. Cost-sharing funding is not included in reported revenues.

	Three Months Ended June 30,
Operating profit (loss)	2005	2004
AMSC Wires	$(4,714,144)	$(2,889,002)
SuperMachines	(96,149)	(296,727)
Power Electronic Systems	(1,050,196)	(1,348,846)
Unallocated corporate expense	(488,735)	(451,565)

Total	$(6,349,224)	$(4,986,140)

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The assets for the three business segments (plus Corporate cash) are as follows:

	For the Period Ended
	June 30, 2005	March 31, 2005
AMSC Wires	$59,730,560	$59,587,516
SuperMachines	4,600,061	5,538,203
Power Electronic Systems	8,565,512	6,210,134
Corporate cash and marketable securities	81,452,586	87,581,221

Total	$154,348,719	$158,917,074

The accounting policies of the business segments are the same as those for the consolidated Company, except that certain corporate expenses which the Company does not believe are specifically attributable or allocable to any of the three business segments have been excluded from the segment operating income (loss). Corporate unallocated expenses include the rent and occupancy costs associated with the unoccupied portion of the Company’s Westborough, MA corporate headquarters.

11. New Accounting Pronouncements

On December 16, 2004 the FASB issued its final standard on accounting for share-based payments, SFAS No. 123R (revised 2004), Share-Based Payment (SFAS 123R), that requires companies to expense the value of employee stock options and similar awards. SFAS 123R addresses the accounting for share-based payment transactions with employees, excluding employee stock ownership plans (ESOPs) and awards made in connection with business combinations. Examples include employee stock purchase plans (ESPPs), stock options, restricted stock, and stock appreciation rights. Under SFAS 123R, the most significant change in practice would be treating the fair value of stock-based payment awards that are within its scope as compensation expense in the income statement beginning on the date that a company grants the awards to employees. The expense would be recognized over the vesting period for each option tranche and adjusted for actual forfeitures that occur before vesting. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107. SAB 107 expresses views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. SFAS 123R and SAB 107 are effective for the Company in the period beginning April 1, 2006. The Company is currently assessing the impact the adoption of this standard will have on its financial position and results of operations. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. However, these pro forma disclosures provide an indication of what the effect of adopting SFAS 123R would have been on the historical periods presented.

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

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS No. 154 will have a material impact on its consolidated results of operations.

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

Allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional provisions for bad debt allowances may be required. The allowance for doubtful accounts was $2,000 and $47,000 on June 30, 2005 and March 31, 2005, respectively.

Over 80% of our total revenues in fiscal 2005 and over 70% of our total revenues in the first quarter of fiscal 2006 were to two customers we consider to be financially stable – the U.S. government (various agencies thereof) and General Electric. For other customers, allowances for doubtful accounts are evaluated on a case-by-case basis, as necessary, considering several factors such as the age of the accounts receivable, the financial stability of the customer, discussions that may have occurred with the customer, and our judgment as to the overall collectibility of the receivable.

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

Revenues

Total consolidated revenues decreased to $12,202,000 in the quarter ended June 30, 2005 from $12,650,000 for the same prior-year period, a decrease of $448,000 or 4%.

	Three months ended June 30,
Revenues	2005	2004
SuperMachines	$6,002,000	$7,386,000
Power Electronic Systems	3,272,000	1,930,000
AMSC Wires	2,928,000	3,334,000

Total	$12,202,000	$12,650,000

The $448,000 decrease in consolidated revenues was the result of decreases of $1,384,000 in the SuperMachines business unit and $406,000 in the AMSC Wires business unit partially offset by a $1,342,000 increase in revenues at Power Electronic Systems.

Revenues in our SuperMachines business unit decreased to $6,002,000 for the quarter ended June 30, 2005 from $7,386,000 for the quarter ended June 30, 2004, driven by a lower level of work performed on the U.S. Navy 36.5 MW motor program, on which revenues were $5,942,000 and $7,004,000 for the quarters ended June 30, 2005 and 2004, respectively. The decrease in spending on this cost plus incentive fee contract was the result of lower direct labor charges to the 36.5 MW motor program, and lower associated overhead billings, due to the substantial completion of engineering design work and HTS coil fabrication in fiscal 2005. The lower labor charges were partially offset by a higher level of subcontractor costs as the execution of some of the program task requirements shifted from internal to external resources. We expect fiscal 2006 36.5 MW motor program revenues, which are subject to future government funding authorizations, to be lower than corresponding revenues in fiscal 2005 due to the lower level of work required to be performed in connection with the planned contractual scope of work in the third year of the program.

Revenues in our Power Electronic Systems business unit increased to $3,272,000 for the quarter ended June 30, 2005 from $1,930,000 for the same prior-year period, primarily as a result of three factors: a $757,000 increase in system revenues as a result of the completion of a major D-VAR® installation for a U.S.-based wind farm in the first quarter of fiscal 2006 (compared to a smaller D-VAR installation in Europe in the first quarter of the prior year), a $202,000 increase in PowerModule™ power converter sales, and the recognition of $316,000 of revenue in connection with the completion of certain performance-based milestones related to the operation of four PQ-IVR™ systems shipped to an industrial customer in fiscal 2005.

Revenues in our AMSC Wires business unit, which consist of contract revenues and product sales from HTS wire sales and the DOE-sponsored project to install an HTS power cable in the transmission grid of the Long Island Power Authority (LIPA), decreased to $2,928,000 for the quarter ended June 30, 2005 from $3,334,000 for the same period of the prior year. The decline in AMSC Wires revenues in the first quarter of fiscal 2006, compared to the same prior-year period, was attributable to a $844,000 decrease in product sales, which were $2,295,000 in the quarter ended June 30, 2005 compared to $3,139,000 in the same prior-year period. Wire sales in the quarter ended June 30, 2005 were $913,000, as compared to wire sales of $1,756,000 in the first quarter of fiscal 2005. Wire sales in the first quarter of fiscal 2005 included several large wire shipments to customers in Japan and China and represented 47% of our total fiscal 2005 wire sales of $3,756,000. Product sales recognized on a percentage of completion basis on the LIPA project were $1,382,000 in the quarter ended June 30, 2005, essentially unchanged from LIPA-related revenues of $1,383,000 in the same prior-year period.

Contract revenues in the AMSC Wires business unit increased by $438,000 to $633,000 in the first quarter of fiscal 2006 from $195,000 in the same prior-year period, partially offsetting the decrease in product sales at AMSC Wires. The increase in contract revenues was primarily the result of a $391,000 increase in work performed on the second generation (2G) research contract awarded by the Defense Advanced Research Projects Agency (DARPA) in June 2004.

Cost-sharing funding

In addition to reported revenues, we also received funding of $129,000 for the quarter ended June 30, 2005 under U.S. government cost-sharing agreements with the U.S. Air Force, Department of Commerce, and DOE, compared to $506,000 for the quarter ended June 30, 2004, a decrease of $377,000 or 74%. All of our cost-sharing agreements provide funding in support of 2G wire development work being done in the AMSC Wires business unit. We anticipate that a portion of our funding in the future will continue to come from cost-sharing agreements as we continue to develop joint programs with government agencies. Backlog as of June 30, 2005 relating to cost-sharing agreements was at $1,248,000. As required by government contract accounting guidelines, funding from government cost-sharing agreements is recorded as an offset to research and development and selling, general and administrative expenses, rather than as revenue.

Costs and expenses

Total costs and expenses for the quarter ended June 30, 2005 were $18,551,000 compared to $17,636,000 for the same period last year.

“Costs of revenue – product sales and prototype development contracts” decreased by $2,144,000 to $11,342,000 for the quarter ended June 30, 2005, compared to $13,486,000 for the same period of the prior year. This decrease was directly related to the lower level of prototype development contract revenues in the SuperMachines business unit, improved manufacturing yields at AMSC Wires, and the decrease in AMSC Wires product sales, partially offset by higher costs of revenue in connection with the increased level of product sales at Power Electronic Systems. “Costs of revenue – contract revenue” increased by $469,000 to $653,000 for the quarter ended June 30, 2005, compared to $184,000 for the same period of the prior year. “Costs of revenue – contract revenue” increased proportionally with the higher level of contract revenue.

Research and development

A portion of our R&D expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost-sharing funding. Our R&D expenditures are summarized as follows:

	Three Months Ended June 30,
	2005	2004
R&D expenses per Consolidated Statements of Operations	$3,395,000	$1,589,000
R&D expenditures classified as Costs of revenue	7,403,000	8,823,000
R&D expenditures offset by cost-sharing funding	81,000	322,000

Aggregated R&D expenses	$10,879,000	$10,734,000

R&D expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) increased to $3,395,000 in the quarter ended June 30, 2005 from $1,589,000 for the same period last year primarily as a result of a lower percentage of the R&D costs being classified as costs of revenue due to the lower level of funded prototype development contract work in SuperMachines and as a result of a lower percentage of AMSC Wires’ labor and overhead costs being absorbed into costs of revenue in support of the lower level of product sales. Aggregated R&D expenses, which include amounts classified as costs of revenue and amounts offset by cost-sharing funding, increased by $145,000 to $10,879,000 in the quarter ended June 30, 2005 from $10,734,000 for the same period last year as a result of increases in 2G R&D spending at AMSC Wires and R&D spending at Power Electronic Systems.

Selling, general, and administrative

A portion of the SG&A expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as SG&A expenses). Additionally, a portion of SG&A expenses was offset by cost-sharing funding. Our SG&A expenditures are summarized as follows:

	Three Months Ended June 30,
	2005	2004
SG&A expenses per Consolidated Statements of Operations	$3,161,000	$2,377,000
SG&A expenditures classified as Costs of revenue	1,471,000	2,002,000
SG&A expenditures offset by cost sharing funding	48,000	184,000

Aggregated SG&A expenses	$4,680,000	$4,563,000

SG&A expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) increased to $3,161,000 in the quarter ended June 30, 2005 from $2,377,000 for the same period last year primarily as a result of a lower percentage of the SG&A costs being classified as costs of revenue due to the lower level of funded prototype development contract work in SuperMachines. Aggregated SG&A expenses, which include amounts classified as costs of revenue and amounts offset by cost-sharing funding, increased by $117,000 to $4,680,000 for the quarter ended June 30, 2005 from $4,563,000 for the same period last year. This increase was primarily the result of higher sales and marketing expenses in our Massachusetts and Wisconsin operations, as well as higher independent auditor and legal expenses.

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

Operating loss

	Three Months Ended June 30,
Operating loss	2005	2004
SuperMachines	$(96,000)	$(297,000)
Power Electronic Systems	(1,050,000)	(1,349,000)
AMSC Wires	(4,714,000)	(2,889,000)
Unallocated corporate expense	(489,000)	(451,000)

Total	$(6,349,000)	$(4,986,000)

The operating loss at SuperMachines decreased to $96,000 in the quarter ended June 30, 2005 compared to $297,000 in the same prior-year period, when the business unit’s operating loss was adversely affected by a $400,000 adjustment to the cost-based incentive fee on the 36.5 MW motor program, due to the identification of higher than anticipated spending by one of our subcontractors on this cost plus incentive fee contract.

The operating loss at Power Electronic Systems decreased to $1,050,000 in the quarter ended June 30, 2005 from $1,349,000 in the prior-year period as the result of higher gross margins in fiscal 2006 in connection with the increased level of product sales.

The operating loss at AMSC Wires increased to $4,714,000 in the quarter ended June 30, 2005 from $2,889,000 in the same prior-year period as a result of several factors: the decrease in product sales, a decrease in the level of wire utilized on an intercompany basis (more of AMSC Wires’ overhead cost was absorbed into SuperMachines costs of revenue in the first quarter of the prior fiscal year when HTS wire was issued to the 36.5 MW motor program and cross-charged on an intercompany basis to SuperMachines), and higher 2G-related R&D spending, partially offset by more favorable margins associated with improved wire manufacturing yields.

Non-operating expenses/Interest income

Interest income increased to $609,000 in the quarter ended June 30, 2005 from $144,000 in the same period of the prior year. This increase in interest income reflects the higher average cash balances available for investment as a result of our March 2005 public equity offering of 4,600,000 shares of common stock that generated net proceeds (after deducting underwriting discounts and commissions, but before deducting offering expenses) of $45,540,000.

Fees – abandoned debt financing of $0 and $35,000 for the quarter ended June 30, 2005 and 2004, respectively, represented various fees and expenses incurred in the first quarter of the prior fiscal year in connection with a planned debt financing transaction that we decided not to pursue in August 2003 in favor of a public equity offering, which we completed in October 2003.

Other income (expense), net was $102,000 in the quarter ended June 30, 2005, consisting primarily of a gain on the valuation of the warrant issued in April 2005 to TM Capital Corp., a past financial advisor to us, related to a litigation settlement. The litigation settlement amount of $2,653,000, consisting of a $1,700,000 cash payment made in April 2005 and a $953,000 accrued liability relating to the warrant issued for 200,000 shares of our common stock, was accrued in the fourth quarter of fiscal 2005. The accrued warrant cost will continue to be classified as a current liability in accordance with Emerging Issues Task Force (EITF) Issue No. 00-19 until such time as the warrant is exercised, and will be marked to market based primarily on the current price and expected volatility of our common stock as of the end of each reporting period. The warrant was valued at $846,000 as of June 30, 2005, resulting in a gain of $107,000 compared to the March 31, 2005 warrant valuation of $953,000.

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

Liquidity and Capital Resources

At June 30, 2005, we had cash, cash equivalents and short and long-term marketable securities of $81,453,000 compared to $87,581,000 at March 31, 2005, a decrease of $6,128,000.

	June 30, 2005	March 31, 2005
Cash and cash equivalents	$46,181,000	$38,592,000
Short-term marketable securities	32,627,000	40,629,000
Long-term marketable securities	2,645,000	8,360,000

Total cash, cash equivalents, and short and long-term marketable securities	$81,453,000	$87,581,000

The increase in cash and cash equivalents to $46,181,000 at June 30, 2005 from $38,592,000 at March 31, 2005 was primarily the result of the proceeds realized from the net sale of marketable securities and the reclassification of certain short-term marketable securities as cash and cash equivalents on the basis of their current maturities being three months or less as of June 30, 2005, partially offset by $6,440,000 of net cash used in operating activities.

The $6,128,000 decrease in the balance of cash, cash equivalents, and short and long-term marketable securities to $81,453,000 at June 30, 2005 from $87,581,000 at March 31, 2005 was primarily the result of net cash used in operating activities of $6,440,000, which included a $1,700,000 cash payment to TM Capital in April 2005 in connection with the settlement of the TM Capital litigation.

The principal uses of cash during the quarter ended June 30, 2005 were net losses of $5,638,000 and a $2,800,000 increase in inventory, partially offset by depreciation and amortization of $1,948,000. The increase in inventory relates primarily to higher inventory balances at both AMSC Wires and Power Electronic Systems in anticipation of shipments expected to be made in the second and third quarters of fiscal 2006. Other uses of cash included the purchase of capital equipment of $211,000, mostly for our 2G pre-pilot production line. These uses of cash were partially offset by proceeds from the issuance of common stock of $702,000, derived primarily from the exercise of stock options.

Cash and cash equivalents at June 30, 2005 included a $750,000 letter of credit in favor of the landlord of the building we lease at Two Technology Drive, Westborough, Massachusetts, which was originally established to provide a guarantee of rent when we renewed the lease in 2001. The letter of credit amount was reduced from $1,000,000 as of March 31, 2005 to $750,000 on June 1, 2005 and will be reduced to $500,000 on June 1, 2007. The lease will expire in May 2009.

We have generated operating losses since our inception in 1987 and expect to continue incurring losses until at least the end of fiscal 2007. Operating losses for the fiscal years ended March 31, 2005, 2004 and 2003 contributed to net cash used by operating activities of $9,283,000, $17,422,000 and $39,605,000, respectively, for these periods. For the quarter ended June 30, 2005, net cash used by operating activities was $6,440,000.

Although our cash requirements fluctuate based on a variety of factors, including customer adoption of our products and our research and development efforts to commercialize our products, we believe that with the proceeds from the public stock offering in March 2005, our available cash will be sufficient to fund our working capital, capital expenditures, and other cash requirements through at least the end of fiscal 2008.

We have potential funding commitments (excluding amounts included in accounts receivable) of approximately $24,265,000 to be received after June 30, 2005 from government and commercial customers, compared to $34,206,000 at March 31, 2005. The $9,941,000 decrease in future funding commitments from March 31, 2005 to June 30, 2005 was associated mainly with the revenues recognized in the quarter ended June 30, 2005 on the 36.5 MW motor program and LIPA cable project, as work continues to progress on these multi-year contracts, which were originally awarded in February and April of 2003, respectively. These current funding commitments, including $11,734,000 on U.S. government contracts, are subject to certain standard cancellation provisions. Additionally, several of our government contracts are being funded incrementally, and as such, are subject to the future authorization and appropriation of government funding on an annual basis. We have a history of successful performance under incrementally-funded contracts with the government.

Included in our current potential funding commitment amount is $5,324,000 relating to the U.S. Navy 36.5 MW motor contract, which represents the total base program value (excluding certain potential performance-based incentive fees) of $66,611,000, plus $634,000 of approved preliminary design and detailed design review incentive fees, less the $61,921,000 of revenue recognized for the program through June 30, 2005.

Of the current commitment amount of $24,265,000 as of June 30, 2005, approximately 82% is billable to and potentially collectable from our customers within the next 12 months.

The possibility exists that we may pursue acquisition and joint venture opportunities in the future that may affect liquidity and capital resource requirements.

To date, inflation and foreign exchange have not had a material impact on our financial results.

New Accounting Pronouncements

On December 16, 2004 the FASB issued its final standard on accounting for share-based payments, SFAS No. 123R (revised 2004), Share-Based Payment (SFAS 123R), that requires companies to expense the value of employee stock options and similar awards. SFAS 123R addresses the accounting for share-based payment transactions with employees, excluding employee stock ownership plans (ESOPs) and awards made in connection with business combinations. Examples include employee stock purchase plans (ESPPs), stock options, restricted stock, and stock appreciation rights. Under SFAS 123R, the most significant change in practice would be treating the fair value of stock-based payment awards that are within its scope as compensation expense in the income statement beginning on the date that a company grants the awards to employees. The expense would be recognized over the vesting period for each option tranche and adjusted for actual forfeitures that occur before vesting. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107. SAB 107 expresses views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. SFAS 123R and SAB 107 are effective for us in the period beginning April 1, 2006. We are currently assessing the impact the adoption of this standard will have on our financial position and results of operations. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. However, these pro forma disclosures provide an indication of what the effect of adopting SFAS 123R would have been on the historical periods presented.

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

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not anticipate that the adoption of SFAS No. 154 will have a material impact on our consolidated results of operations.

FUTURE OPERATING RESULTS

Various statements included herein, as well as other statements made from time to time by our representatives, which relate to future matters (including but not limited to statements concerning our future operating results or future commercial success) constitute forward looking statements and are made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. There are a number of important factors which could cause our actual results of operations and financial condition in the future to vary from that indicated in such forward looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information set forth below.

We have a history of operating losses, and we expect to incur losses in the future.

We have been principally engaged in research and development activities. We have incurred net losses in each year since our inception. Our net loss for the quarter ended June 30, 2005 was $5,638,000, and for the fiscal years ended March 31, 2005, March 31, 2004, and March 31, 2003 was $19,660,000, $26,733,000, and $87,633,000, respectively. Our accumulated deficit as of June 30, 2005 was $325,141,000. We expect to continue to incur operating losses until at least the end of fiscal 2007, and there can be no assurance that we will ever achieve profitability.

We had cash, cash-equivalents and short and long-term marketable securities totaling $81,453,000 at June 30, 2005. We believe our available cash will be sufficient to fund our working capital, capital expenditures, and other cash requirements through at least the end of fiscal 2008. However, we may need additional funds if our performance deviates significantly from our current business plan, if there are significant changes in competitive or other market factors, or if unforeseen circumstances arise. Such funds may not be available, or may not be available under terms acceptable to us.

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

Achieving stable yields, production volume and acceptable costs in the commercial manufacturing of first generation (1G) HTS wire remains an ongoing challenge. 1G HTS wire manufacturing processes are complex and subtle and must be rigorously controlled and monitored for consistent yields and quality. The failure to manufacture a sufficient quantity of 1G HTS wire at acceptable quality levels would impair our ability to meet customer delivery commitments and adversely affect our financial performance.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2005, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

AMERICAN SUPERCONDUCTOR CORPORATION

August 8, 2005	/s/ Gregory J. Yurek
Date	Gregory J. Yurek
Chairman of the Board,
Chief Executive Officer, and President

August 8, 2005	/s/ Kevin M. Bisson
Date	Kevin M. Bisson
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

August 8, 2005	/s/ Thomas M. Rosa
Date	Thomas M. Rosa
Vice President of Finance and Accounting, and Secretary (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1	Settlement Agreement by and between the Registrant and TM Capital Corp., dated April 4, 2005 (1)

10.2	Registration Rights Agreement by and between the Registrant and TM Capital Corp., dated April 4, 2005 (1)

10.3	Stock Purchase Warrant issued by the Registrant to TM Capital Corp., dated April 4, 2005 (1)

10.4	Executive Incentive Plan for Fiscal 2006

31.1	Chief Executive Officer - Certification pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer - Certification pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer - Certification pursuant to Rule13a-14(b) or Rule 15d- 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer - Certification pursuant to Rule 13a-14(b) or Rule 15d- 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on April 5, 2005 (Commission File No. 000-19672).