Form 10-Q
period 2005-09-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2005-11-09
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended: September 30, 2005

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  ☒    NO  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	32,795,348
Class	Outstanding as of November 4, 2005

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2005	March 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,070,594	$38,592,032
Short-term marketable securities	27,931,817	40,628,967
Accounts receivable, net	4,984,013	5,464,726
Inventory	10,438,410	6,872,197
Prepaid expenses and other current assets	797,478	1,121,091

Total current assets	88,222,312	92,679,013
Property, plant and equipment:
Land	4,021,611	4,021,611
Construction in progress - building and equipment	466,867	311,266
Building	34,101,734	34,101,734
Equipment	43,884,093	42,442,903
Furniture and fixtures	3,123,897	4,048,332
Leasehold improvements	6,182,876	6,182,787

	91,781,078	91,108,633
Less: accumulated depreciation	(42,967,053)	(39,769,469)

Property, plant and equipment, net	48,814,025	51,339,164

Long-term marketable securities	2,518,113	8,360,222
Goodwill	1,107,735	1,107,735
Other assets	5,134,314	5,430,940

Total assets	$145,796,499	$158,917,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,140,133	$13,394,690
Deferred revenue	2,308,550	2,012,030

Total current liabilities	13,448,683	15,406,720

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $.01 par value
Authorized shares- 100,000,000; shares issued and outstanding 32,767,485 and 32,545,156 at September 30, 2005 and March 31, 2005, respectively	327,675	325,452
Additional paid-in capital	465,193,182	463,632,864
Deferred compensation	(1,141,481)	(783,930)
Deferred contract costs - warrant	(22,574)	(25,584)
Accumulated other comprehensive loss	(108,784)	(135,477)
Accumulated deficit	(331,900,202)	(319,502,971)

Total stockholders’ equity	132,347,816	143,510,354

Total liabilities and stockholders’ equity	$145,796,499	$158,917,074

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Six months ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Revenues:
Contract revenue	$280,255	$459,977	$1,037,933	$655,172
Product sales and prototype development contracts	10,600,785	9,072,760	22,044,774	21,527,641

Total revenues	10,881,040	9,532,737	23,082,707	22,182,813

Costs and expenses:
Costs of revenue-contract revenue	247,555	512,799	900,884	696,947
Costs of revenue-product sales and prototype development contracts	11,466,344	9,043,884	22,807,853	22,530,062
Research and development	3,763,859	2,047,311	7,158,945	3,636,193
Selling, general and administrative	2,599,389	2,163,816	5,760,356	4,540,824

Total costs and expenses	18,077,147	13,767,810	36,628,038	31,404,026

Operating loss	(7,196,107)	(4,235,073)	(13,545,331)	(9,221,213)

Interest income	624,119	159,813	1,233,002	303,571
Fees - abandoned debt financing	—	—	—	(35,193)
Other income (expense), net	(186,807)	(8,421)	(84,902)	(77,014)

Net loss	$(6,758,795)	$(4,083,681)	$(12,397,231)	$(9,029,849)

Net loss per common share
Basic and Diluted	$(0.21)	$(0.15)	$(0.38)	$(0.33)

Weighted average number of common shares outstanding
Basic and Diluted	32,765,382	27,760,281	32,748,178	27,742,476

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended September 30,		Six months ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Net loss	$(6,758,795)	$(4,083,681)	$(12,397,231)	$(9,029,849)

Other comprehensive income (loss)
Foreign currency translation	(436)	(108)	(998)	790
Unrealized gains (losses) on investments	(15,312)	49,695	27,691	(68,605)

Other comprehensive income (loss)	(15,748)	49,587	26,693	(67,815)

Comprehensive loss	$(6,774,543)	$(4,034,094)	$(12,370,538)	$(9,097,664)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended September 30,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net loss	$(12,397,231)	$(9,029,849)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	3,930,774	3,884,101
Loss on disposal of PP&E and abandoned patents	51,779	192,720
Amortization of deferred compensation expense	240,368	196,530
Amortization of deferred warrant costs	3,010	5,946
Stock compensation expense	3,433	21,833
Loss on valuation of warrant	80,580	—
Changes in operating asset and liability accounts:
Accounts receivable	480,713	3,655,940
Inventory	(3,566,213)	(5,769,656)
Prepaid expenses and other current assets	322,712	170,731
Accounts payable and accrued expenses	(2,049,293)	(938,781)
Deferred revenue	296,520	1,590,777

Net cash used in operating activities	(12,602,848)	(6,019,708)

Cash flows from investing activities:
Purchase of property, plant and equipment	(787,996)	(891,463)
Proceeds from the sale of property, plant and equipment	18,935	55,500
Purchase of marketable securities	(48,437,332)	(18,268,209)
Proceeds from the sale of marketable securities	67,004,282	20,305,376
Increase in other assets	(391,824)	(1,272,064)

Net cash (used in) provided by investing activities	17,406,065	(70,860)

Cash flows from financing activities:
Additional expenses from secondary public offering	(66,060)	—
Net proceeds from issuances of common stock	741,405	1,204,841

Net cash provided by financing activities	675,345	1,204,841

Net increase (decrease) in cash and cash equivalents	5,478,562	(4,885,727)

Cash and cash equivalents at beginning of period	38,592,032	31,241,237

Cash and cash equivalents at end of period	$44,070,594	$26,355,510

Supplemental schedule of cash flow information:
Noncash issuance of common stock	$529,645	$218,363

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

The Company has generated operating losses since its inception in 1987 and expects to continue incurring losses until at least the end of fiscal 2007. Operating losses for the fiscal years ended March 31, 2005, 2004 and 2003 have contributed to net cash used by operating activities of $9,283,107, $17,421,953 and $39,604,957, respectively, for these periods. For the six months ended September 30, 2005, net cash used by operating activities was $12,602,848.

The Company had cash, cash equivalents, short-term and long-term marketable securities of $74,520,524 as of September 30, 2005. To supplement the Company’s cash available for operations, as well as for capital expenditures for the scale-up of manufacturing of second generation (2G) wire, the Company issued 4,600,000 shares of its common stock in a public equity offering in March 2005 that raised $45,540,000 (after deducting underwriting commissions and discounts but before deducting offering expenses).

The Company currently derives a portion of its revenue from research and development contracts. The Company recorded contract revenue related to research and development contracts of $280,255 and $459,977 for the three months ended September 30, 2005 and 2004, respectively, and $1,037,933 and $655,172 for the six months ended September 30, 2005 and 2004, respectively. In addition, the Company recorded prototype development contract revenue on U.S. Navy and other contracts of $2,067,436 and $3,600,352 for the three months ended September 30, 2005 and 2004, respectively, and $8,011,660 and $11,073,972 for the six months ended September 30, 2005 and 2004, respectively, which are included under “Revenues – Product sales and prototype development contracts.”

Costs of revenue include research and development (R&D) and selling, general, and administrative (SG&A) expenses that are incurred in the performance of these development contracts.

R&D and SG&A expenses included as costs of revenue for these development contracts were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Research and development expenses	$5,380,136	$5,143,865	$12,782,496	$13,967,038
Selling, general and administrative expenses	$477,637	$1,061,954	$1,948,585	$3,063,930

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

2. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The unaudited condensed consolidated financial statements of the Company presented herein have been prepared in accordance with the Securities and Exchange Commission’s (SEC) instructions to Form 10-Q and as such do not include all of the information and note disclosures included in annual financial statements prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosure normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended September 30, 2005 and 2004 and the financial position at September 30, 2005.

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

3. Stock-Based Compensation Plans and Pro Forma Stock-Based Compensation Expense

The Company applies Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including any tax benefits realized, are credited to stockholders’ equity.

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

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

Had compensation cost for awards granted under the Company’s stock-based compensation plan been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the effect on certain financial information of the Company would have been as follows:

	For the three months ended September 30,		For the six months ended September 30,
	2005	2004	2005	2004
Net loss	$(6,758,795)	$(4,083,681)	$(12,397,231)	$(9,029,849)
Add: Stock compensation expense under APB 25	116,373	101,688	240,368	196,530
Less: Stock compensation costs, net of tax, had all options been recorded at fair value per SFAS 123	(1,216,820)	(1,111,669)	(1,843,868)	(2,141,296)

Pro forma net loss	$(7,859,242)	$(5,093,662)	$(14,000,731)	$(10,974,615)

Weighted average shares, basic and diluted	32,765,382	27,760,281	32,748,178	27,742,476
Net loss per share, as reported	$(0.21)	$(0.15)	$(0.38)	$(0.33)
Net loss per share, pro forma	$(0.24)	$(0.18)	$(0.43)	$(0.40)

The pro forma amounts include the effects of all activity under the Company’s stock-based compensation plans since April 1, 2000. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:

	For the three months ended September 30,		For the six months ended September 30,
	2005	2004	2005	2004
Dividend yield	None	None	None	None
Expected volatility	52.93%	50.18%	51.01%	44.65%
Risk-free interest rate	3.875%	3.0%	3.875%	3.0%
Expected life (years)	6.12	6.5	6.12	6.5

	For the three months ended September 30,		For the six months ended September 30,
	2005	2004	2005	2004
Weighted average fair value of options granted at fair market value	$6.79	$6.42	$5.85	$6.68

The above amounts may not be indicative of future expense because amounts are recognized over the vesting period and the Company expects it will have additional grants and related activity under these plans in the future.

4. Net Loss per Common Share

Basic earnings per share (EPS) is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing the net loss available to common stockholders by the

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

weighted average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of the exercise of stock options and warrants. For the three and six months ended September 30, 2005 and 2004, common equivalent shares of 4,910,194 and 4,671,290, respectively, were not included in the calculation of diluted EPS as they were considered antidilutive.

5. Accounts Receivable

Accounts receivable at September 30, 2005 and March 31, 2005 consisted of the following:

	September 30, 2005	March 31, 2005
Accounts receivable (billed)	$2,736,592	$3,603,537
Accounts receivable (unbilled)	2,249,256	1,908,512
Less: Allowance for doubtful accounts	(1,835)	(47,323)

Net accounts receivable	$4,984,013	$5,464,726

6. Inventories

Inventories at September 30, 2005 and March 31, 2005 consisted of the following:

	September 30, 2005	March 31, 2005
Raw materials	$1,004,460	$1,092,263
Work-in-progress	4,027,285	4,398,901
Finished goods	1,776,960	1,381,033
Deferred program costs	3,629,705	—

Net inventory	$10,438,410	$6,872,197

Deferred program costs of $3,629,705 represent costs incurred in excess of approved funding as of September 30, 2005 on a program to build a 36.5 megawatt (MW) motor for the U.S. Navy. These costs were recorded as inventory as of September 30, 2005, as the expected approval of future funding sufficient to cover these deferred program costs was deemed probable. If the Company is unable to obtain approval of the expected future funding, the Company would expense the deferred program costs, but would expect to recover most if not all of these costs in accordance with the provisions of this cost-reimbursement contract.

Finished goods inventory includes the cost of products shipped to customers on contracts for which revenue is deferred until final customer acceptance.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at September 30, 2005 and March 31, 2005 consisted of the following:

	September 30, 2005	March 31, 2005
Accounts payable	$2,772,156	$3,719,644
Accrued restructuring	43,172	68,234
Accrued employee stock purchase plan	234,731	233,973
Accrued expenses	5,777,593	5,006,466
Accrued litigation costs (including warrants)	1,033,920	2,653,340
Accrued management bonus	501,657	921,898
Accrued vacation	776,904	791,135

Accounts payable and accrued expenses	$11,140,133	$13,394,690

8. Commitments and Contingencies

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

On April 4, 2005, the Company and TM Capital agreed to resolve all claims between them and entered into a settlement agreement that provides for, among other things, the April 2005 cash payment by the Company to TM Capital of $1,700,000 and the April 2005 issuance by the Company to TM Capital of a common stock purchase warrant for 200,000 shares of the Company’s common stock, exercisable for a five-year term, with an exercise price of $9.50 per share (the “Warrant”). The Company valued the Warrant at $953,340 as of March 31, 2005 using the Black-Scholes valuation model.

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

The accrued warrant cost will continue to be classified as a current liability in accordance with Emerging Issues Task Force (EITF) Issue No. 00-19 until such time as the Warrant is exercised, and will be marked to market based primarily on the current price and expected volatility of the Company’s common stock as of the end of each reporting period. The Warrant

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

was re-valued at $1,033,920 as of September 30, 2005, resulting in an expense of $80,580 for the six-month period ended September 30, 2005 (reported under Other income (expense) in the Condensed Consolidated Statements of Operations), compared to the March 31, 2005 warrant valuation of $953,340. The following Black-Scholes assumptions were used:

	September 30, 2005	March 31, 2005
Expected volatility	52.93%	46.7%
Risk-free interest rate	3.875%	4.0%
Expected life (years)	4.5	5.0

9. Cost-Sharing Arrangements

The Company has entered into several cost-sharing arrangements with various agencies of the United States government. Funds paid to the Company under these agreements are not reported as revenues but are used to directly offset a portion of the Company’s R&D and SG&A expenses, and to purchase capital equipment. The Company recorded costs and funding under these agreements of $388,133 and $179,283, respectively, for the three months ended September 30, 2005 and $1,046,638 and $561,052, respectively, for the three months ended September 30, 2004. The Company recorded costs and funding under these agreements of $635,395 and $308,635, respectively, for the six months ended September 30, 2005 and $2,204,848 and $1,067,140, respectively, for the six months ended September 30, 2004. At September 30, 2005, total funding received to date under these agreements was $18,926,000.

10. Business Segment Information

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

The AMSC Wires business segment develops, manufactures and sells HTS wire, including intercompany sales of wire to SuperMachines. The focus of this segment’s current development, manufacturing and sales efforts is on HTS wire for power transmission cables, motors, generators, synchronous condensers and specialty electromagnets.

A significant majority of our sales are to U.S.-based customers. All of our revenue transactions are originated and fulfilled from the U.S.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The operating results for the three business segments are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
Revenues*	2005	2004	2005	2004
SuperMachines	$2,271,342	$3,553,353	$8,273,300	$10,939,084
Power Electronic Systems	4,729,728	2,916,966	8,001,293	4,847,162
AMSC Wires	3,879,970	3,062,418	6,808,114	6,396,567

Total	$10,881,040	$9,532,737	$23,082,707	$22,182,813

*	See Note 9. Cost-sharing funding is not included in reported revenues.

	Three Months Ended September 30,		Six Months Ended September 30,
Operating profit (loss)	2005	2004	2005	2004
SuperMachines	$(389,235)	$(81,571)	$(485,384)	$(378,298)
Power Electronic Systems	(194,685)	(473,245)	(1,244,881)	(1,822,091)
AMSC Wires	(6,143,580)	(3,100,805)	(10,857,724)	(5,989,807)
Unallocated corporate expense	(468,607)	(579,452)	(957,342)	(1,031,017)

Total	$(7,196,107)	$(4,235,073)	$(13,545,331)	$(9,221,213)

The assets for the three business segments (plus Corporate cash) are as follows:

	For the Period Ended
	September 30, 2005	March 31, 2005
SuperMachines	$5,451,975	$5,538,203
Power Electronic Systems	7,354,480	6,210,134
AMSC Wires	58,469,520	59,587,516
Corporate cash and marketable securities	74,520,524	87,581,221

Total	$145,796,499	$158,917,074

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

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Our HTS wire addresses constraints on the power grids in the U.S. and other developed countries by increasing the electric current carrying capacity of the transmission cables comprising these power grids. In addition, our HTS wire, when incorporated into primary electrical equipment such as motors and generators, can provide increased manufacturing and operating savings due to a significant reduction in the size and weight of this equipment. Also, our power electronic converters increase the quality and reliability of electric power that is transmitted by electric utilities or consumed by large industrial entities.

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

Allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional provisions for bad debt allowances may be required. The allowance for doubtful accounts was $2,000 and $47,000 on September 30, 2005 and March 31, 2005, respectively.

Over 80% of our total revenues in fiscal 2005 and over 60% of our total revenues in the first two quarters of fiscal 2006 were from two customers we consider to be financially stable – the U.S. government (various agencies thereof) and General Electric. For other customers, allowances for doubtful accounts are evaluated on a case-by-case basis, as necessary, considering several factors such as the age of the accounts receivable, the financial stability of the customer, discussions that may have occurred with the customer, and our judgment as to the overall collectibility of the receivable.

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

The AMSC Wires business segment develops, manufactures and sells HTS wire, including intercompany sales of wire to SuperMachines. The focus of this segment’s current development, manufacturing and sales efforts is on HTS wire for power transmission cables, motors, generators, synchronous condensers and specialty electromagnets.

Revenues

Total consolidated revenues increased to $10,881,000 in the quarter ended September 30, 2005 from $9,533,000 for the same prior-year period, an increase of $1,348,000 or 14%. For the six months ended September 30, 2005, total revenues were $23,083,000, a 4% increase over the $22,183,000 of revenues recorded in the comparable period of the prior year.

	For the three months ended September 30,		For the six months ended September 30,
Revenues	2005	2004	2005	2004
SuperMachines	$2,271,000	$3,553,000	$8,273,000	$10,939,000
Power Electronic Systems	4,730,000	2,917,000	8,002,000	4,847,000
AMSC Wires	3,880,000	3,063,000	6,808,000	6,397,000

Total	$10,881,000	$9,533,000	$23,083,000	$22,183,000

The $1,348,000 increase in consolidated revenues for the quarter ended September 30, 2005 was the result of increases of $1,813,000 in the Power Electronic Systems and $817,000 in the AMSC Wires business units, partially offset by a $1,282,000 decrease in revenues at SuperMachines.

Revenues in our SuperMachines business unit decreased to $2,271,000 for the quarter ended September 30, 2005 from $3,553,000 for the quarter ended September 30, 2004. Prototype development contract revenues relating to the U.S. Navy’s 36.5 Megawatt (MW) motor program were $2,064,000 in the quarter ended September 30, 2005 and $3,070,000 in the prior-year quarter. In each quarter ended September 30, 2005 and 2004, program revenues were constrained by a limitation on funding from the Navy, coinciding with the end of the U.S. government’s fiscal year. Due to this funding limitation, $3,630,000 of program costs incurred in excess of available funding were recorded as inventory as of September 30, 2005, compared to a lower inventoried amount of $3,091,000 at September 30, 2004. These program costs were inventoried as future funding sufficient to cover these deferred costs was deemed probable. The value of the work performed on the 36.5 MW motor program (including inventoried costs) for the quarter ended September 30, 2005 was lower than the value of the work performed in the same prior-year quarter as a result of the substantial completion of engineering design work and HTS coil fabrication in the last fiscal year. Incremental funding in excess of the inventoried cost is expected to be received from the Navy in the quarter ending December 31, 2005, enabling these inventoried costs to be recorded as costs of revenue (in conjunction with revenue recognition) in our third fiscal quarter. As work continues to progress on the 36.5 MW motor, the planned third-quarter receipt of this incremental funding from the Navy is expected to allow SuperMachines to record substantially higher revenues in the third quarter of fiscal 2006 compared to the second quarter, similar to fiscal 2005. If we are unable to obtain approval of the expected future funding, we would expense the deferred program costs, but we would expect to recover most if not all of these costs in accordance with the provisions of this cost-reimbursement contract.

Revenues in our Power Electronic Systems business unit increased to $4,730,000 for the quarter ended September 30, 2005 from $2,917,000 for the same prior-year quarter, primarily as a result of a higher level of D-VAR system sales to wind farm operators and utilities in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005.

Revenues in our AMSC Wires business unit, which consist of contract revenues and product sales from HTS wire sales and the DOE-sponsored project to install an HTS power cable in the transmission grid of the Long Island Power Authority (LIPA), increased to $3,880,000 for the quarter ended September 30, 2005 from $3,063,000 for the same prior-year quarter. The increase in AMSC Wires revenues in the second quarter of fiscal 2006, compared to the same prior-year quarter, was primarily attributable to an $824,000 increase in LIPA-related revenues as a result of the beginning of HTS wire deliveries for the project. LIPA project revenues increased to $2,318,000 from $1,494,000 in the same quarter of the prior year. Wire sales to other customers increased by $214,000 to $1,323,000 in the quarter ended September 30, 2005 as a result of higher HTS wire shipments, as compared to $1,109,000 in the second quarter of fiscal 2005. This increase was offset by a $221,000 decrease in AMSC Wires contract revenues, which were $239,000 in the second quarter of fiscal 2006, compared to $460,000 in the same prior-year quarter, as a result of a lower amount of work performed on a research project with the Defense Advanced Research Projects Agency (DARPA).

For the six-month period ended September 30, 2005, total consolidated revenues increased to $23,083,000 from $22,183,000 for the same prior-year period, an increase of $900,000 or 4%.

SuperMachines revenues decreased by $2,666,000 to $8,273,000 in the six-month period ended September 30, 2005 from $10,939,000 for the same period last year due to the same reasons noted above: the increase in the amount of inventoried costs on the 36.5 MW motor program in connection with the Navy limitation of funding as of September 30, 2005 and the lower level of work performed on the 36.5 MW motor program as a result of the substantial completion of engineering design work and HTS coil fabrication in the prior fiscal year.

This decline in SuperMachines revenues for the six months ended September 30, 2005, compared to the same prior-year period, was more than offset by revenue increases of approximately $3,155,000 and $411,000 at Power Electronic Systems and AMSC Wires, respectively.

Revenues in Power Electronic Systems increased to $8,002,000 for the six-month period ended September 30, 2005 from $4,847,000 for the same period of the prior year as a result of a higher level of D-VAR system shipments, primarily to wind farm operators and utilities in the United States and Canada.

AMSC Wires’ revenues increased to $6,808,000 for the six-month period ended September 30, 2005 from $6,397,000 for the same prior-year period, due to an $823,000 increase in LIPA-related revenues and a $217,000 increase in contract revenues, partially offset by a $629,000 decrease in non-LIPA wire sales. LIPA project revenues increased to $3,700,000 in the six months ended September 30, 2005 from $2,877,000 in the same period of the prior year as a result of the beginning of HTS wire deliveries for the project. Wire sales to other customers decreased to $2,236,000 in the six months ended September 30, 2005 from $2,865,000 in the same prior-year period due primarily to a reduction in the average selling price for our HTS wire. Contract revenues increased to $872,000 in the six months ended September 30, 2005 compared to $655,000 in the same prior-year period as a result of the beginning of work on several new second-generation (2G) wire development contracts. Wire sales in the second half of fiscal 2006 are expected to decrease from wire sales of $2,236,000 in the first half, based on existing backlog. However, LIPA project revenues are expected to increase in the second half of fiscal 2006 compared to LIPA revenues of $3,700,000 in the first half, as wire deliveries to the program are completed and subcontractor cable fabrication work ramps up.

Cost-sharing funding

In addition to reported revenues, we also received funding of $179,000 for the quarter ended September 30, 2005 under U.S. government cost-sharing agreements with the U.S. Air Force and DOE, compared to $561,000 for the quarter ended September 30, 2004, a decrease of $382,000 or 68%. For the six months ended September 30, 2005, we received cost-sharing funding of $309,000, compared to $1,067,000 for the same period of the prior year. These declines in funding were due to the fiscal 2006 conclusion of a cost-sharing program with the Department of Commerce and a lower level of funding available on the Air Force program. All of our cost-sharing agreements provide funding in support of 2G wire development work being done in the AMSC Wires business unit. We anticipate that a portion of our funding in the future will continue to come from cost-sharing agreements as we continue to develop joint programs with government agencies. Backlog as of September 30, 2005 relating to cost-sharing agreements was at $1,069,000. As required by government contract accounting guidelines, funding from government cost-sharing agreements is recorded as an offset to research and development and selling, general and administrative expenses, rather than as revenue.

Costs and expenses

Total costs and expenses for the quarter ended September 30, 2005 were $18,077,000, compared to $13,768,000 for the same period last year. Total costs and expenses for the six-month period ended September 30, 2005 were $36,628,000, compared to $31,404,000 for the same period last year.

“Costs of revenue – product sales and prototype development contracts” increased by $2,422,000 to $11,466,000 for the three months ended September 30, 2005, compared to $9,044,000 for the same period of the prior year. This increase was the result of higher costs associated with the increased level of product sales in the AMSC Wires and Power Electronic Systems business units. This was partially offset by a decrease in costs of revenue related to the lower level of prototype development contract revenues in the SuperMachines business unit and the recording of approximately $3,630,000 of contract costs as inventory at September 30, 2005, compared to the recording of approximately $3,091,000 of contract costs as inventory at September 30, 2004. These inventoried costs at September 30, 2005 are expected to be recorded as costs of revenue in the third quarter of fiscal 2006.

“Costs of revenue – product sales and prototype development contracts” increased by $278,000 to $22,808,000 in the six-month period ended September 30, 2005 from $22,530,000 for the same period of the prior year in connection with the higher levels of revenue in AMSC Wires and Power Electronic Systems, partially offset by lower costs of revenue in SuperMachines.

“Costs of revenue – contract revenue” decreased by $265,000 to $248,000 for the three months ending September 30, 2005 from $513,000 for the same period of the prior year as a result of lower contract revenues. For the six months ended September 30, 2005, “Costs of revenue – contract revenue” increased by $204,000 to $901,000 from $697,000 for the same period of the prior year as a result of higher contract revenues for the six-month period ended September 30, 2005.

Research and development

A portion of our R&D expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost-sharing funding. Our R&D expenditures are summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
R&D expenses per Consolidated Statements of Operations	$3,764,000	$2,047,000	$7,159,000	$3,636,000
R&D expenditures classified as Costs of revenue	5,380,000	5,144,000	12,782,000	13,967,000
R&D expenditures offset by cost-sharing funding	94,000	337,000	176,000	658,000

Aggregated R&D expenses	$9,238,000	$7,528,000	$20,117,000	$18,261,000

R&D expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) increased to $3,764,000 and $7,159,000 in the three and six months ended September 30, 2005, respectively, from $2,047,000 and $3,636,000 for the same periods last year primarily as a result of two factors: a lower percentage of the R&D cost was offset by cost-sharing funding and a higher level of internally-funded R&D spending was incurred in AMSC Wires (primarily focused on 2G wire research), SuperMachines, and Power Electronic Systems. Aggregated R&D expenses, which include amounts classified as costs of revenue and amounts offset by cost-sharing funding, increased to $9,238,000 and $20,117,000 in the three and six months ended September 30, 2005, respectively, from $7,528,000 and $18,261,000 for the same periods of the prior year, due to the aforementioned higher levels of internal R&D expenditures in all three business units, partially offset by a higher amount of 36.5 MW motor program-related R&D costs being recorded as inventory as of September 30, 2005 compared to September 30, 2004.

Selling, general, and administrative

A portion of the SG&A expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as SG&A expenses). Additionally, a portion of SG&A expenses was offset by cost-sharing funding. Our SG&A expenditures are summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
SG&A expenses per Consolidated Statements of Operations	$2,599,000	$2,164,000	$5,760,000	$4,541,000
SG&A expenditures classified as Costs of revenue	478,000	1,062,000	1,949,000	3,064,000
SG&A expenditures offset by cost-sharing funding	85,000	225,000	133,000	409,000

Aggregated SG&A expenses	$3,162,000	$3,451,000	$7,842,000	$8,014,000

SG&A expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) increased to $2,599,000 and $5,760,000 in the three and six months ended September 30, 2005, respectively, from $2,164,000 and $4,541,000 for the same periods last year primarily as a result of a lower percentage of the SG&A cost being offset by cost-sharing funding or classified as costs of revenue (due primarily to the lower level of work performed on the 36.5 MW motor program). Aggregated SG&A expenses, which include amounts classified as costs of revenue and amounts offset by cost-sharing funding, decreased to $3,162,000 and $7,842,000 for the three and six months ended September 30, 2005, respectively, from $3,451,000 and $8,014,000 for the same periods last year. The lower level of aggregated SG&A expenses in the three and six-month periods ended September 30, 2005, compared to the same prior-year periods, was primarily the result of a reduction in legal expenses in the second quarter of fiscal 2006 and the higher amount of 36.5 MW motor program-related SG&A costs being recorded as inventory as of September 30, 2005 compared to September 30, 2004.

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

Operating loss

	Three Months Ended September 30,		Six Months Ended September 30,
Operating loss	2005	2004	2005	2004
SuperMachines	$(389,000)	$(82,000)	$(485,000)	$(378,000)
Power Electronic Systems	(195,000)	(473,000)	(1,245,000)	(1,822,000)
AMSC Wires	(6,144,000)	(3,101,000)	(10,858,000)	(5,990,000)
Unallocated corporate expense	(468,000)	(579,000)	(957,000)	(1,031,000)

Total	$(7,196,000)	$(4,235,000)	$(13,545,000)	$(9,221,000)

The operating loss at SuperMachines increased to $389,000 and $485,000 in the three and six months ended September 30, 2005, respectively, compared to $82,000 and $378,000 in the same prior-year periods, due to higher internally-funded R&D spending and lower earned fees on the 36.5 MW program as a result of subcontractor cost overruns reducing the fee percentage rate and in connection with the lower level of prototype development contract revenues recognized.

The operating loss at Power Electronic Systems decreased to $195,000 and $1,245,000 in the three and six months ended September 30, 2005, respectively, compared to $473,000 and $1,822,000 in the same prior-year periods, primarily as a result of higher gross margins in fiscal 2006 in connection with the increased level of product sales.

The operating loss at AMSC Wires increased to $6,144,000 and $10,858,000 in the three and six months ended September 30, 2005, respectively, compared to $3,101,000 and $5,990,000 in the same prior-year periods, as a result of several factors: higher 2G-related R&D spending, less manufacturing overhead absorption due to a lower level of HTS wire production beginning in the second quarter of fiscal 2006, and lower margins on both the wire deliveries to the LIPA cable program as well as on sales of wire to other customers due to the lower average selling price in fiscal 2006.

Non-operating expenses/Interest income

Interest income increased to $624,000 and $1,233,000 in the three and six months ended September 30, 2005, respectively, from $160,000 and $304,000 for the same periods of the prior year. This increase in interest income primarily reflects the higher cash balances available for investment as a result of our March 2005 public offering of 4,600,000 shares of common stock that generated net proceeds (after deducting underwriting discounts and commissions, but before deducting offering expenses) of $45,540,000.

Fees – abandoned debt financing were $0 for the three and six months ended September 30, 2005, compared to $0 and $35,000 for the three and six months ended September 30, 2004, respectively. The prior-year fees represented various legal fees and expenses incurred in connection with a debt financing transaction that we decided not to pursue in August 2003 in favor of a public equity offering, which we completed in October 2003.

Other income (expense), net was ($187,000) in the quarter ended September 30, 2005, consisting primarily of an additional expense incurred on the revaluation of the warrant issued in April 2005 to TM Capital Corp., a past financial advisor to us, related to a litigation settlement. The litigation settlement amount of $2,653,000, consisting of a $1,700,000 cash payment made in April 2005 and a $953,000 accrued liability relating to the warrant issued for 200,000 shares of our common stock, was accrued in the fourth quarter of fiscal 2005. The accrued warrant cost will continue to be classified as a current liability in accordance with Emerging Issues Task Force (EITF) Issue No. 00-19 until such time as the warrant is exercised, and will be marked to market based primarily on the current price and expected volatility of our common stock as of the end of each reporting period. The warrant was valued at $1,034,000 as of September 30, 2005 and $846,000 as of June 30, 2005, resulting in an expense of $188,000 in the quarter ended September 30, 2005 and an expense of $81,000 for the six-month period ended September 30, 2005, as compared to the March 31, 2005 warrant valuation of $953,000.

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

Liquidity and Capital Resources

At September 30, 2005, we had cash, cash equivalents and short and long-term marketable securities of $74,521,000 compared to $87,581,000 at March 31, 2005, a decrease of $13,060,000.

	September 30, 2005	March 31, 2005
Cash and cash equivalents	$44,071,000	$38,592,000
Short-term marketable securities	27,932,000	40,629,000
Long-term marketable securities	2,518,000	8,360,000

Total cash, cash equivalents, and short and long-term marketable securities	$74,521,000	$87,581,000

The increase in cash and cash equivalents to $44,071,000 at September 30, 2005 from $38,592,000 at March 31, 2005 was primarily the result of the proceeds realized from the net sale of marketable securities and the reclassification of certain short-term marketable securities as cash and cash equivalents on the basis of their current maturities being three months or less as of September 30, 2005, partially offset by $12,603,000 of net cash used in operating activities.

The $13,060,000 decrease in the balance of cash, cash equivalents, and short and long-term marketable securities to $74,521,000 at September 30, 2005 from $87,581,000 at March 31, 2005 was primarily the result of net cash used in operating activities of $12,603,000, which included a $1,700,000 cash payment to TM Capital in April 2005 in connection with the settlement of the TM Capital litigation.

The principal uses of cash during the six months ended September 30, 2005 were net losses of $12,397,000 and a $3,566,000 increase in inventory, due to the inventoried cost on the 36.5 MW motor program, partially offset by depreciation and amortization of $3,931,000. Other uses of cash included the purchase of capital equipment of $788,000, mostly for our 2G pre-pilot production line. These uses of cash were partially offset by proceeds from the issuance of common stock of $741,000, derived primarily from the exercise of stock options.

Cash and cash equivalents at September 30, 2005 included a $750,000 letter of credit in favor of the landlord of the building we lease at Two Technology Drive, Westborough, Massachusetts, which was originally established to provide a guarantee of rent when we renewed the lease in 2001. The letter of credit amount was reduced from $1,000,000 as of March 31, 2005 to $750,000 on June 1, 2005 and will be reduced to $500,000 on June 1, 2007. The lease will expire in May 2009.

We have generated operating losses since our inception in 1987 and expect to continue incurring losses until at least the end of fiscal 2007. Operating losses for the fiscal years ended March 31, 2005, 2004 and 2003 contributed to net cash used by operating activities of $9,283,000, $17,422,000 and $39,605,000, respectively, for these periods. For the six months ended September 30, 2005, net cash used by operating activities was $12,603,000.

Although our cash requirements fluctuate based on a variety of factors, including customer adoption of our products and our research and development efforts to commercialize our products, we believe that our available cash will be sufficient to fund our working capital, capital expenditures, and other cash requirements through at least the end of fiscal 2008.

We have potential funding commitments (excluding amounts included in accounts receivable) of approximately $18,388,000 to be received after September 30, 2005 from government and commercial customers, compared to $34,206,000 at March 31, 2005. The $15,818,000 decrease in future funding commitments from March 31, 2005 to September 30, 2005 was associated mainly with the revenues recognized in the six months ended September 30, 2005 on the 36.5 MW motor program and LIPA cable project, as work continues to progress on these multi-year contracts, which were originally awarded in February and April of 2003, respectively. These current funding commitments, including $8,239,000 on U.S. government contracts, are subject to certain standard cancellation provisions. Additionally, several of our government contracts are being funded incrementally, and as such, are subject to the future authorization and appropriation of government funding on an annual basis. We have a history of successful performance under incrementally-funded contracts with the government.

Included in our current potential funding commitment amount is $3,260,000 relating to the U.S. Navy 36.5 MW motor contract, which represents the total base program value (excluding certain potential performance-based incentive fees) of $66,611,000, plus $634,000 of approved preliminary design and detailed design review incentive fees, less the $63,985,000 of revenue recognized for the program through September 30, 2005.

Of the current commitment amount of $18,388,000 as of September 30, 2005, approximately 79% is billable to and potentially collectable from our customers within the next 12 months.

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

We have been principally engaged in research and development activities. We have incurred net losses in each year since our inception. Our net loss for the six months ended September 30, 2005 was $12,397,000, and for the fiscal years ended March 31, 2005, March 31, 2004, and March 31, 2003 was $19,660,000, $26,733,000, and $87,633,000, respectively. Our accumulated deficit as of September 30, 2005 was $331,900,000. We expect to continue to incur operating losses until at least the end of fiscal 2007, and there can be no assurance that we will ever achieve profitability.

We had cash, cash equivalents and short and long-term marketable securities totaling $74,521,000 at September 30, 2005. We believe our available cash will be sufficient to fund our working capital, capital expenditures, and other cash requirements through at least the end of fiscal 2008. However, we may need additional funds if our performance deviates significantly from our current business plan, if there are significant changes in competitive or other market factors, or if unforeseen circumstances arise. Such funds may not be available, or may not be available under terms acceptable to us.

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

All of our U.S. government contracts can be terminated by the U.S. government for its convenience. Termination for convenience provisions provide only for our recovery of costs incurred or committed, settlement expenses and profit on work completed prior to termination. In addition to the right of the U.S. government to terminate its contracts with us, U.S. government contracts are conditioned upon the continuing approval by Congress of the necessary spending to honor such contracts. Congress often appropriates funds for a program on a fiscal-year basis even though contract performance may take more than one year. Consequently, at the beginning of many major governmental programs, contracts often may not be fully funded, and additional monies are then committed to the contract only if, as and when appropriations are made by Congress for future fiscal years. There can be no assurance that our U.S. government contracts will not be terminated or suspended in the future. The U.S. government’s termination of, or failure to fully fund, one or more of our contracts would have a negative impact on our operating results and financial condition. Further, in the event that any of our government contracts are terminated for cause, it could affect our ability to obtain future government contracts which could, in turn, seriously harm our ability to develop our technologies and products.

Our products face intense competition both from superconductor products developed by others and from traditional, non-superconductor products and alternative technologies, which could limit our ability to acquire or retain customers.

As we begin to market and sell our superconductor products, we will face intense competition both from competitors in the superconductor field and from vendors of traditional products and new technologies. There are many companies in the United States, Europe, Japan and China engaged in the development of HTS wire, including Sumitomo Electric Industries, Intermagnetics General, European Advanced Superconductors, Nexans, Trithor, Fujikura, Furukawa Electric, Showa, THEVA, and Innova Superconductor Technology. The superconductor industry is characterized by rapidly changing and advancing technology. Our future success will depend in large part upon our ability to keep pace with advancing HTS and LTS technology and developing industry standards. Our SMES products and integrated power electronic products, such as D-VAR , compete with a variety of other products such as dynamic voltage restorers (DVRs), static VAR compensators (SVCs), static compensators (STATCOMS), flywheels, power electronic converters and battery-based power supply systems. Competition for our PowerModules™ includes products from ABB, Alstom, Siemens, Mitsubishi Electric, Ecostar, Inverpower, SatCon, Semikron and Xantrex. The HTS motor and generator products that we are developing face competition from copper wire-based motors and generators, from permanent magnet motors that are being developed, and from companies developing HTS rotating machinery including Siemens, GE, Rockwell, Alstom, Ishikawajima-Harima Heavy Industries Co., and Doosan Heavy Industries & Construction. Research efforts and technological advances made by others in the superconductor field or in other areas with applications to the power quality and reliability markets may render our development efforts obsolete. Many of our competitors have substantially greater financial resources, research and development, manufacturing and marketing capabilities than we have. In addition, as the HTS wire, HTS electric motors and generators, and power electronic systems markets develop, other large industrial companies may enter those fields and compete with us. If we are unable to compete successfully, it may harm our business, which in turn may limit our ability to acquire or retain customers.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2005, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Company’s Annual Meeting of Stockholders held on July 28, 2005:

Proposal	Votes For	Votes Withheld
1. Election of Directors

Gregory J. Yurek	28,533,231	368,450
Albert J. Baciocco, Jr.	28,652,502	249,179
Vikram S. Budhraja	28,642,747	258,934
Peter O. Crisp	28,620,106	281,575
Richard Drouin	28,324,079	577,602
Andrew G. C. Sage, II	28,654,162	247,519
John B. Vander Sande	26,257,678	2,644,003

	Votes For	Votes Against	Abstentions	Broker Non- Votes
2. Ratification of independent auditors	28,718,404	123,592	59,685	0

Please see the Company’s Proxy Statement filed with the Securities and Exchange Commission (SEC) on June 24, 2005 in connection with the Company’s Annual Meeting of Stockholders held on July 28, 2005 for a description of the matters voted upon.

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

AMERICAN SUPERCONDUCTOR CORPORATION

November 9, 2005	/s/ GREGORY J. YUREK
Date	Gregory J. Yurek
Chairman of the Board, Chief Executive Officer, and President

November 9, 2005	/s/ KEVIN M. BISSON
Date	Kevin M. Bisson
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

November 9, 2005	/s/ THOMAS M. ROSA
Date	Thomas M. Rosa
Vice President of Finance and Accounting, and Secretary (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Chief Executive Officer - Certification pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer - Certification pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer - Certification pursuant to Rule13a-14(b) or Rule 15d- 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer - Certification pursuant to Rule 13a-14(b) or Rule 15d- 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.