Form 10-Q
period 2005-12-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2006-02-08
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended: December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	32,813,758
Class	Outstanding as of February 6, 2006

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

	December 31, 2005	March 31, 2005
	(Unaudited)
ASSETS
Current assets :
Cash and cash equivalents	$31,045,300	$38,592,032
Short-term marketable securities	40,059,159	40,628,967
Accounts receivable, net	5,897,547	5,464,726
Inventory	8,783,841	6,872,197
Prepaid expenses and other current assets	1,222,966	1,121,091

Total current assets	87,008,813	92,679,013
Property, plant and equipment:
Land	4,021,611	4,021,611
Construction in progress - building and equipment	514,930	311,266
Building	34,101,734	34,101,734
Equipment	43,971,158	42,442,903
Furniture and fixtures	3,338,374	4,048,332
Leasehold improvements	5,988,968	6,182,787

	91,936,775	91,108,633
Less: accumulated depreciation	(44,351,849)	(39,769,469)

Property, plant and equipment, net	47,584,926	51,339,164
Long-term marketable securities	—	8,360,222
Good will	1,107,735	1,107,735
Other assets	4,908,762	5,430,940

Total assets	$140,610,236	$158,917,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities :
Accounts payable and accrued expenses	$12,386,062	$13,394,690
Deferred revenue	2,959,477	2,012,030

Total current liabilities	15,345,539	15,406,720
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $.01 par value Authorized shares-100,000,000; shares issued and outstanding 32,795,528 and 32,545,156 at December 31, 2005 and March 31, 2005, respectively	327,955	325,452
Additional paid-in capital	465,629,891	463,632,864
Deferred compensation	(1,191,548)	(783,930)
Deferred contract costs - warrant	(21,069)	(25,584)
Accumulated other comprehensive loss	(128,411)	(135,477)
Accumulated deficit	(339,352,121)	(319,502,971)

Total stockholders’ equity	125,264,697	143,510,354

Total liabilities and stock holders’ equity	$140,610,236	$158,917,074

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Revenues:
Contract revenue	$426,078	$497,905	$1,464,011	$1,153,077
Product sales and prototype development contracts	13,070,223	22,748,935	35,114,997	44,276,576

Total revenues	13,496,301	23,246,840	36,579,008	45,429,653

Costs and expenses:
Costs of revenue-contract revenue	353,718	470,501	1,254,603	1,167,448
Costs of revenue-product sales and prototype development contracts	14,519,086	21,198,857	37,326,939	43,728,919
Research and development	4,039,399	2,454,171	11,198,344	6,090,364
Selling, general and administrative	2,862,118	1,771,684	8,622,473	6,312,508

Total costs and expenses	21,774,321	25,895,213	58,402,359	57,299,239

Operating loss	(8,278,020)	(2,648,373)	(21,823,351)	(11,869,586)
Interest income	676,777	186,586	1,909,779	490,157
Fees-abandoned debt financing	—	—	—	(35,193)
Other income (expense), net	149,324	(1,924)	64,422	(78,938)

Net loss	$(7,451,919)	$(2,463,711)	$(19,849,150)	$(11,493,560)

Net loss per common share
Basic and Diluted	$(0.23)	$(0.09)	$(0.61)	$(0.41)

Weighted average number of common shares outstanding
Basic and Diluted	32,592,878	27,867,866	32,696,223	27,784,425

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Net loss	$(7,451,919)	$(2,463,711)	$(19,849,150)	$(11,493,560)

Other comprehensive income (loss)
Foreign currency translation	(737)	(101)	(1,735)	689
Unrealized gains (losses) on investments	(18,890)	(7,373)	8,801	(75,978)

Other comprehensive income (loss)	(19,627)	(7,474)	7,066	(75,289)

Comprehensive loss	$(7,471,546)	$(2,471,185)	$(19,842,084)	$(11,568,849)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended December 31,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net loss	$(19,849,150)	$(11,493,560)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	5,748,665	5,815,393
Loss on disposal of PP&E and abandoned patents	127,280	197,324
Amortization of deferred compensation expense	339,868	298,368
Amortization of deferred warrant costs	4,515	7,451
Stock compensation expense	3,433	21,833
Gain on valuation of warrant	(69,900)	—
Changes in operating asset and liability accounts:
Accounts receivable	(432,821)	399,938
Inventory	(1,911,644)	(215,661)
Prepaid expenses and other current assets	(105,169)	(250,848)
Accounts payable and accrued expenses	(652,884)	(347,555)
Deferred revenue	947,447	(1,282,645)

Net cash used in operating activities	(15,850,360)	(6,849,962)
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,071,598)	(1,217,063)
Proceeds from the sale of property, plant and equipment	23,435	69,500
Purchase of marketable securities	(75,598,454)	(27,181,155)
Proceeds from the sale/maturity of marketable securities	84,537,285	29,481,075
Increase in other assets	(549,807)	(1,398,046)

Net cash provided by (used in) investing activities	7,340,861	(245,689)

Cash flows from financing activities:
Expenses from secondary public offering	(66,060)	—
Net proceeds from issuances of common stock	1,028,827	2,287,504

Net cash provided by financing activities	962,767	2,287,504

Net decrease in cash and cash equivalents	(7,546,732)	(4,808,147)

Cash and cash equivalents at beginning of period	38,592,032	31,241,237

Cash and cash equivalents at end of period	$31,045,300	$26,433,090

Supplemental schedule of cash flow information:
Noncash issuance of common stock	$629,145	$320,201

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

The Company has generated operating losses since its inception in 1987 and expects to continue incurring losses until at least the end of fiscal 2007. Operating losses for the fiscal years ended March 31, 2005, 2004 and 2003 have contributed to net cash used by operating activities of $9,283,107, $17,421,953 and $39,604,957, respectively, for these periods. For the nine months ended December 31, 2005, net cash used by operating activities was $15,850,360.

The Company had cash, cash equivalents and short-term marketable securities of $71,104,459 as of December 31, 2005. To supplement the Company’s cash available for operations, as well as for capital expenditures for the scale-up of manufacturing of second generation (2G) wire, the Company issued 4,600,000 shares of its common stock in a public equity offering in March 2005 that raised $45,540,000 (after deducting underwriting commissions and discounts but before deducting offering expenses).

The Company currently derives a portion of its revenue from research and development contracts. The Company recorded contract revenue related to research and development contracts of $426,078 and $497,905 for the three months ended December 31, 2005 and 2004, respectively, and $1,464,011 and $1,153,077 for the nine months ended December 31, 2005 and 2004, respectively. In addition, the Company recorded prototype development contract revenue on U.S. Navy and other contracts of $8,731,222 and $13,469,892 for the three months ended December 31, 2005 and 2004, respectively, and $16,742,882 and $24,543,864 for the nine months ended December 31, 2005 and 2004, respectively, which are included under “Revenues – Product sales and prototype development contracts.”

Costs of revenue include research and development (R&D) and selling, general, and administrative (SG&A) expenses that are incurred in the performance of these development contracts.

R&D and SG&A expenses included as costs of revenue were as follows:

	For the three months ended December 31,		For the nine months ended December 31,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Research and development expenses	$9,432,938	$11,764,031	$22,215,435	$25,731,068
Selling, general and administrative expenses	$1,986,219	$3,216,877	$3,934,804	$6,280,807

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The unaudited condensed consolidated financial statements of the Company presented herein have been prepared in accordance with the Securities and Exchange Commission’s (SEC) instructions to Form 10-Q and as such do not include all of the information and note disclosures included in annual financial statements prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosure normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended December 31, 2005 and 2004 and the financial position at December 31, 2005.

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

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” which sets forth a fair-value-based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company elected to continue to apply APB No. 25 to account for its stock-based compensation plan.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Had compensation cost for awards granted under the Company’s stock-based compensation plan been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the effect on certain financial information of the Company would have been as follows:

	For the three months ended December 31,		For the nine months ended December 31,
	2005	2004	2005	2004
Net loss	$(7,451,919)	$(2,463,711)	$(19,849,150)	$(11,493,560)
Add: Stock compensation expense under APB 25	99,500	101,838	339,868	298,368
Less: Stock compensation costs, net of tax, had all options been recorded at fair value per SFAS 123	(814,250)	(684,512)	(2,658,118)	(2,181,106)

Pro forma net loss	$(8,166,669)	$(3,046,385)	$(22,167,400)	$(13,376,298)

Weighted average shares, basic and diluted	32,592,878	27,867,866	32,696,223	27,784,425
Net loss per share, as reported	$(0.23)	$(0.09)	$(0.61)	$(0.41)
Net loss per share, pro forma	$(0.25)	$(0.11)	$(0.68)	$(0.48)

The pro forma amounts include the effects of all activity under the Company’s stock-based compensation plans since April 1, 2000. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:

	For the three months ended December 31,		For the nine months ended December 31,
	2005	2004	2005	2004
Dividend yield	None	None	None	None
Expected volatility	N/A	45.02%	51.01%	44.75%
Risk-free interest rate	N/A	4.0%	3.875%	3.3%
Expected life (years)	N/A	6.5	6.12	6.5

	For the three months ended December 31,		For the nine months ended December 31,
	2005	2004	2005	2004
Weighted average fair value of options granted at fair market value	N/A	$5.44	$5.85	$6.65

There were no grants of stock options in the quarter ended December 31, 2005.

The above amounts may not be indicative of future expense because amounts are recognized over the vesting period and the Company expects it will have additional grants and related activity under these plans in the future.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4. Net Loss per Common Share

Basic earnings per share (EPS) is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing the net loss available to common stockholders by the weighted average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of the exercise of stock options and warrants. For the three and nine months ended December 31, 2005 and 2004, common equivalent shares of 4,886,216 and 4,509,571 respectively, were not included in the calculation of diluted EPS as they were considered antidilutive.

5. Accounts Receivable

Accounts receivable at December 31, 2005 and March 31, 2005 consisted of the following:

	December 31, 2005	March 31, 2005
Accounts receivable (billed)	$2,200,100	$3,603,537
Accounts receivable (unbilled)	3,697,447	1,908,512
Less: Allowance for doubtful accounts	—	(47,323)

Net accounts receivable	$5,897,547	$5,464,726

6. Inventories

Inventories at December 31, 2005 and March 31, 2005 consisted of the following:

	December 31, 2005	March 31, 2005
Raw materials	$1,269,378	$1,092,263
Work-in-progress	3,853,658	4,398,901
Finished goods	3,007,686	1,381,033
Deferred program costs	653,119	—

Net inventory	$8,783,841	$6,872,197

Deferred program costs of $653,119 represent costs incurred in excess of funding on a Department of Energy (DOE) sponsored program to install an HTS power cable in the transmission grid of the Long Island Power Authority (LIPA). These costs were recorded as inventory at December 31, 2005, because future funding sufficient to cover these deferred costs was deemed probable. On January 23, 2006, funding in excess of the inventoried cost was received from DOE; accordingly, the deferred program costs were relieved from inventory and the related revenue was recognized in the fourth quarter of fiscal 2006 ending March 31, 2006.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The deferred program costs of $3,629,705 which were recorded as inventory as of September 30, 2005 related to the program to build a 36.5 megawatt (MW) motor for the U.S. Navy, were relieved from inventory and the related revenue was recognized in the third quarter of fiscal 2006 upon receipt of sufficient incremental funding from the Navy in December 2005.

Finished goods inventory includes the cost of products shipped to customers on contracts for which revenue is deferred until final customer acceptance.

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2005 and March 31, 2005 consisted of the following:

	December 31, 2005	March 31, 2005
Accounts payable	$3,283,394	$3,719,644
Accrued employee stock purchase plan	101,331	233,973
Accrued expenses	6,662,525	5,074,700
Accrued litigation costs (including warrants)	883,440	2,653,340
Accrued management bonus	745,685	921,898
Accrued vacation	709,687	791,135

Accounts payable and accrued expenses	$12,386,062	$13,394,690

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

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

The accrued warrant cost will continue to be classified as a current liability in accordance with Emerging Issues Task Force (EITF) Issue No. 00-19 until such time as the Warrant is exercised, and will be marked to market based primarily on the current price and expected volatility of the Company’s common stock as of the end of each reporting period. The Warrant was re-valued at $883,440 as of December 31, 2005, resulting in a gain of $69,900 for the nine-month period ended December 31, 2005 (reported in Other income (expense) in the Condensed Consolidated Statements of Operations), compared to the March 31, 2005 warrant valuation of $953,340. The following Black-Scholes assumptions were used:

	December 31, 2005	March 31, 2005
Expected volatility	52.26%	46.7%
Risk-free interest rate	4.375%	4.0%
Expected life (years)	4.25	5.0

9. Cost-Sharing Arrangements

The Company has entered into several cost-sharing arrangements with various agencies of the United States government. Funds paid to the Company under these agreements are not reported as revenues but are used to directly offset a portion of the Company’s R&D and SG&A expenses, and to purchase capital equipment. The Company recorded costs and funding under these agreements of $1,115,417 and $553,254, respectively, for the three months ended December 31, 2005 and $1,620,976 and $650,062, respectively, for the three months ended December 31, 2004. The Company recorded costs and funding under these agreements of $1,750,812 and $861,889, respectively, for the nine months ended December 31, 2005 and $3,825,824 and $1,717,202, respectively, for the nine months ended December 31, 2004. At December 31, 2005, total funding received to date under these agreements was $19,479,000.

10. Business Segment Information

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

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Power Electronic Systems business segment develops and sells power electronic converters and designs, manufactures and sells integrated systems based on those converters for power quality and reliability solutions and for wind farm applications.

A significant majority of our sales are to U.S.-based customers. All of our revenue transactions are originated and fulfilled from the U.S.

The operating results for the three business segments are as follows:

Revenues*	For the three months ended December 31,		For the nine months ended December 31,
	2005	2004	2005	2004
SuperMachines	$8,862,816	$13,469,891	$17,136,116	$24,408,975
AMSC Wires	3,207,299	2,310,315	10,015,413	8,706,882
Power Electronic Systems	1,426,186	7,466,634	9,427,479	12,313,796

Total	$13,496,301	$23,246,840	$36,579,008	$45,429,653

*	See Note 9. Cost-sharing funding is not included in reported revenues.

Operating profit (loss)	For the three months ended December 31,		For the nine months ended December 31,
	2005	2004	2005	2004
SuperMachines	$(273,621)	$512,103	$(759,005)	$133,805
AMSC Wires	(5,585,902)	(4,585,777)	(16,443,626)	(10,575,584)
Power Electronic Systems	(1,950,030)	2,001,385	(3,194,911)	179,294
Unallocated corporate expense	(468,467)	(576,084)	(1,425,809)	(1,607,101)

Total	$(8,278,020)	$(2,648,373)	$(21,823,351)	$(11,869,586)

The assets for the three business segments (plus Corporate cash) are as follows:

	December 31, 2005	March 31, 2005
SuperMachines	$4,797,548	$5,538,203
AMSC Wires	56,294,999	59,587,516
Power Electronic Systems	8,413,230	6,210,134
Corporate cash and marketable securities	71,104,459	87,581,221

Total	$140,610,236	$158,917,074

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

Allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional provisions for bad debt allowances may be required. The allowance for doubtful accounts was $0 and $47,000 on December 31, 2005 and March 31, 2005, respectively.

Over 80% of our total revenues in fiscal 2005 and over 70% of our total revenues in the first three quarters of fiscal 2006 were from two customers we consider to be financially stable – the U.S. government (various agencies thereof) and General Electric. For other customers, allowances for doubtful accounts are evaluated on a case-by-case basis, as necessary, considering several factors such as the age of the accounts receivable, the financial stability of the customer, discussions that may have occurred with the customer, and our judgment as to the overall collectibility of the receivable.

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

Revenues

Total consolidated revenues decreased to $13,496,000 in the quarter ended December 31, 2005 from $23,247,000 for the same prior-year quarter, a decrease of $9,751,000 or 42%. For the nine months ended December 31, 2005, total revenues were $36,579,000, a 19% decrease compared to the $45,430,000 of revenues recorded in the comparable period of the prior year.

Revenues	For the three months ended December 31,		For the nine months ended December 31,
	2005	2004	2005	2004
SuperMachines	$8,863,000	$13,470,000	$17,136,000	$24,409,000
AMSC Wires	3,207,000	2,310,000	10,015,000	8,707,000
Power Electronic Systems	1,426,000	7,467,000	9,428,000	12,314,000

Total	$13,496,000	$23,247,000	$36,579,000	$45,430,000

The $9,751,000 decrease in consolidated revenues for the quarter ended December 31, 2005 was the result of decreases of $6,041,000 in the Power Electronic Systems business unit and $4,607,000 in the SuperMachines business unit, partially offset by a $897,000 increase in revenues at AMSC Wires.

Revenues in our SuperMachines business unit decreased to $8,863,000 for the quarter ended December 31, 2005 from $13,470,000 for the quarter ended December 31, 2004 due to a lower level of work performed on the U.S. Navy’s cost-plus-incentive-fee 36.5 MW motor contract, which is in the final year of a multi-year contract. Revenues relating to the 36.5 MW motor program were $8,727,000 in the quarter ended December 31, 2005 compared to $13,361,000 in the prior-year quarter. The level of the work performed on the 36.5 MW motor program for the quarter ended December 31, 2005 was lower than in the same prior-year quarter as a result of the substantial completion of engineering design work and HTS coil fabrication in the prior fiscal year. This contract is approaching the final assembly and test phase as it winds down to its estimated motor delivery date of September 2006 to the Navy. As such, revenues for this contract for the fiscal year ending in March of 2006 are expected to be lower than in the prior fiscal year. The third quarters of fiscal years 2006 and 2005 included approximately $3,800,000 and $3,200,000 of 36.5 MW motor program revenues, respectively, as a result of the receipt of incremental funding from the U.S. Navy in the quarters ended December 31, 2005 and 2004. In each prior quarter ended September 30, 2005 and 2004, program revenues were constrained by a limitation on funding from the Navy, coinciding with the end of the U.S. government’s fiscal year. Due to these funding limitations, $3,630,000 and $3,091,000 of program costs incurred in excess of available funding were recorded as inventory as of September 30, 2005 and September 30, 2004, respectively. These program costs were inventoried at the time because future funding sufficient to cover these deferred costs was deemed probable; such funding was received in the third quarter of fiscal years 2006 and 2005, enabling the revenues to be recognized.

Revenues in our AMSC Wires business unit, which consist of contract revenues and product sales from HTS wire sales and the DOE-sponsored project to install an HTS power cable in the transmission grid of the Long Island Power Authority (LIPA), increased to $3,207,000 for the quarter ended December 31, 2005 from $2,310,000 for the prior-year quarter. The increase in AMSC Wires revenues in the third quarter of fiscal 2006, compared to the same prior-year quarter, was primarily attributable to a $595,000 increase in LIPA-related revenues as a result of the completion of the delivery of first generation (1G) HTS wire for the project in the third quarter of fiscal 2006. LIPA project revenues increased to $2,260,000 from $1,665,000 in the same quarter of the prior year. However, LIPA project revenues were constrained by a limitation on funding from DOE in the quarter ended December 31, 2005. Due to this funding limitation, $653,000 of program costs incurred in excess of available funding were recorded as inventory as of December 31, 2005, as future funding sufficient to cover these deferred costs was deemed probable. Incremental funding in excess of the inventoried cost was received from DOE in January 2006, enabling these costs to be recognized as revenue in our fourth fiscal quarter ending March 31, 2006.

Wire sales to other customers increased by $472,000 to $619,000 in the quarter ended December 31, 2005 as a result of higher HTS wire shipments, as compared to $147,000 in the third quarter of fiscal 2005. This increase was offset by a $170,000 decrease in AMSC Wires contract revenues, which were $328,000 in the third quarter of fiscal 2006, compared to $498,000 in the same prior-year quarter, as a result of a lower amount of work performed on a research project with the Defense Advanced Research Projects Agency (DARPA).

Revenues in our Power Electronic Systems business unit decreased to $1,426,000 for the quarter ended December 31, 2005 from $7,467,000 for the same prior-year quarter, primarily as a result of a lower level of D-VAR and PQ-IVR system sales in the third quarter of fiscal 2006, compared to the third quarter of fiscal 2005. There was one D-VAR shipment to a Canadian mining facility in the third quarter of fiscal 2006, compared to five systems which were sold for industrial and wind farm applications in the third quarter of fiscal 2005.

For the nine-month period ended December 31, 2005, total consolidated revenues decreased to $36,579,000 from $45,430,000 for the same prior-year period, a decrease of $8,851,000.

SuperMachines revenues decreased by $7,273,000 to $17,136,000 in the nine-month period ended December 31, 2005 from $24,409,000 for the same period last year as a result of the substantial completion of engineering design work and HTS coil fabrication on the 36.5 MW motor program in the prior fiscal year. As previously mentioned, we expect revenues for the 36.5 MW motor contract for fiscal 2006 to be lower than corresponding revenues for fiscal 2005.

AMSC Wires’ revenues increased by $1,308,000 to $10,015,000 for the nine-month period ended December 31, 2005 from $8,707,000 for the same prior-year period, due to a $1,418,000 increase in LIPA-related revenues and a $47,000 increase in contract revenues, partially offset by a $157,000 decrease in non-LIPA wire sales. LIPA project revenues increased to $5,960,000 in the nine months ended December 31, 2005 from $4,542,000 in the same period of the prior year as a result of the delivery of substantially all of the 1G HTS wire required for the project in the second and third quarters of fiscal 2006. Wire sales to other customers decreased to $2,855,000 in the nine months ended December 31, 2005 from $3,012,000 in the same prior-year period due primarily to a reduction in the average selling price for our 1G HTS wire. Contract revenues increased to $1,200,000 in the nine months ended December 31, 2005 compared to $1,153,000 in the same prior-year period as a result of the beginning of work on several new second-generation (2G) wire development contracts.

Revenues in Power Electronic Systems decreased to $9,428,000 for the nine-month period ended December 31, 2005 from $12,314,000 for the same period of the prior year primarily as a result of the lower level of D-VAR and PQ-IVR shipments—six systems in the nine-month period ended December 31, 2005 compared to eight systems in the nine-month period ended December 31, 2004. Revenues in the fourth quarter of fiscal 2006 at Power Electronic Systems are expected to be higher than the third quarter of fiscal 2006 on the basis of existing backlog expected to be recognized as revenue in the fourth quarter.

Cost-sharing funding

In addition to reported revenues, we also received funding of $553,000 for the quarter ended December 31, 2005 under U.S. government cost-sharing agreements with the U.S. Air Force and DOE, compared to $650,000 for the quarter ended December 31, 2004, a decrease of $97,000 or 15%. For the nine months ended December 31, 2005, we received cost-sharing funding of $862,000, compared to $1,717,000 for the same period of the prior year. These declines in funding were due to the fiscal 2006 conclusion of a cost-sharing program with the Department of Commerce and a lower level of funding available on the Air Force program through December 2005. All of our cost-sharing agreements provide funding in support of 2G wire development work being done in the AMSC Wires business unit. We anticipate that a portion of our funding in the future will continue to come from cost-sharing agreements as we continue to develop joint programs with government agencies, one example of which is a $5,350,000 follow-on Title III contract awarded to us by the Air Force on December 23, 2005. Work on the Title III follow-on contract did not begin until the fourth quarter of fiscal 2006. Backlog as of December 31, 2005 relating to cost-sharing agreements was at $5,865,000. As required by government contract accounting guidelines, funding from government cost-sharing agreements is recorded as an offset to research and development and selling, general and administrative expenses, rather than as revenue.

Costs and expenses

Total costs and expenses for the quarter ended December 31, 2005 were $21,774,000, compared to $25,895,000 for the same quarter last year. Total costs and expenses for the nine-month period ended December 31, 2005 were $58,402,000, compared to $57,299,000 for the same period last year.

“Costs of revenue – product sales and prototype development contracts” decreased by $6,680,000 to $14,519,000 for the three months ended December 31, 2005, compared to $21,199,000 for the same period of the prior year. This decrease was the result of lower costs of revenue associated with the decreased level of product sales and prototype development contract revenues in the Power Electronic Systems and SuperMachines business units, respectively. This decrease was partially offset by an increase in costs of revenue related to the higher level of product sales and LIPA project revenues at AMSC Wires.

“Costs of revenue – product sales and prototype development contracts” decreased by $6,402,000 to $37,327,000 in the nine-month period ended December 31, 2005 from $43,729,000 for the same period of the prior year in connection with the lower levels of revenue at Power Electronic Systems and SuperMachines, partially offset by higher costs of revenue at AMSC Wires, mostly related to the increase in LIPA revenues.

“Costs of revenue – contract revenue” decreased by $117,000 to $354,000 for the three months ended December 31, 2005 from $471,000 for the same period of the prior year as a result of lower contract revenues in the third quarter of fiscal 2006, compared to the same prior-year quarter. For the nine months ended December 31, 2005, “Costs of revenue – contract revenue” increased by $88,000 to $1,255,000 from $1,167,000 for the same period of the prior year as a result of higher contract revenues for the nine-month period ended December 31, 2005.

Research and development

A portion of our R&D expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost-sharing funding. Our R&D expenditures are summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
R&D expenses per Consolidated Statements of Operations	$4,039,000	$2,454,000	$11,198,000	$6,090,000
R&D expenditures classified as Costs of revenue	9,433,000	11,764,000	22,216,000	25,731,000
R&D expenditures offset by cost-sharing funding	289,000	411,000	464,000	1,069,000

Aggregated R&D expenses	$13,761,000	$14,629,000	$33,878,000	$32,890,000

R&D expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) increased to $4,039,000 and $11,198,000 in the three and nine months ended December 31, 2005, respectively, from $2,454,000 and $6,090,000 for the same periods last year primarily as a result of two factors: a lower percentage of the R&D cost was classified as costs of revenue due to the lower level of funded prototype development contract work in SuperMachines, and a higher level of internally-funded R&D spending was incurred in AMSC

Wires (primarily focused on 2G wire research), SuperMachines, and Power Electronic Systems. Aggregated R&D expenses, which include amounts classified as costs of revenue and amounts offset by cost-sharing funding, were $13,761,000 and $33,878,000 in the three and nine months ended December 31, 2005, respectively, compared to $14,629,000 and $32,890,000 for the same periods of the prior year. The decease in third-quarter aggregated R&D spending, compared to prior year, was due primarily to a lower level of externally-funded R&D spending at SuperMachines. On a nine-month basis, the increase in aggregated R&D spending, compared to prior year, reflected the aforementioned higher levels of internal R&D expenditures in all three business units, partially offset by a lower level of externally-funded R&D spending at SuperMachines.

Selling, general, and administrative

A portion of the SG&A expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as SG&A expenses). Additionally, a portion of SG&A expenses was offset by cost-sharing funding. Our SG&A expenditures are summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
SG&A expenses per Consolidated Statements of Operations	$2,862,000	$1,772,000	$8,622,000	$6,313,000
SG&A expenditures classified as Costs of revenue	1,986,000	3,217,000	3,935,000	6,281,000
SG&A expenditures offset by cost-sharing funding	265,000	239,000	398,000	648,000

Aggregated SG&A expenses	$5,113,000	$5,228,000	$12,955,000	$13,242,000

SG&A expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) increased to $2,862,000 and $8,622,000 in the three and nine months ended December 31, 2005, respectively, from $1,772,000 and $6,313,000 for the same periods last year primarily as a result of a lower percentage of the SG&A cost being classified as costs of revenue due to the lower level of funded prototype development contract work in SuperMachines. Aggregated SG&A expenses, which include amounts classified as costs of revenue and amounts offset by cost-sharing funding, decreased to $5,113,000 and $12,955,000 for the three and nine months ended December 31, 2005, respectively, from $5,228,000 and $13,242,000 for the same periods last year. The lower level of aggregated SG&A expenses in the three and nine-month periods ended December 31, 2005, compared to the same prior-year periods, was primarily the result of a reduction in legal expenses.

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

Operating loss

Operating loss	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
SuperMachines	$(274,000)	$512,000	$(759,000)	$134,000
AMSC Wires	(5,586,000)	(4,585,000)	(16,443,000)	(10,576,000)
Power Electronic Systems	(1,950,000)	2,001,000	(3,195,000)	179,000
Unallocated corporate expense	(468,000)	(576,000)	(1,426,000)	(1,607,000)

Total	$(8,278,000)	$(2,648,000)	$(21,823,000)	$(11,870,000)

The operating loss at SuperMachines was $274,000 and $759,000 in the three and nine months ended December 31, 2005, respectively, compared to operating profits of $512,000 and $134,000 in the same prior-year periods, as a result of several factors: the lower level of funded prototype development contract revenues at SuperMachines in fiscal 2006, higher internally-funded R&D spending, and lower earned fees on the 36.5 MW cost-plus-incentive fee contract as a result of subcontractor cost overruns.

The operating loss at AMSC Wires increased to $5,586,000 and $16,443,000 in the three and nine months ended December 31, 2005, respectively, compared to $4,585,000 and $10,576,000 in the same prior-year periods, due to several factors: higher 2G-related R&D spending, less manufacturing overhead absorption due to a lower level of 1G HTS wire production beginning in the second quarter of fiscal 2006, and lower margins on both the 1G wire deliveries to the LIPA cable program as well as on sales of 1G wire to other customers due to the lower average selling price in fiscal 2006.

The operating loss at Power Electronic Systems was $1,950,000 and $3,195,000 in the three and nine months ended December 31, 2005, respectively, compared to operating profits of $2,001,000 and $179,000 in the same prior-year periods, primarily as a result of lower gross margins in fiscal 2006 in connection with the decreased level of product sales.

Non-operating expenses/Interest income

Interest income increased to $677,000 and $1,910,000 in the three and nine months ended December 31, 2005, respectively, from $187,000 and $490,000 for the same periods of the prior year. This increase in interest income primarily reflects higher interest rates available on our investments in fiscal 2006, compared to fiscal 2005, as well as the higher cash balances available for investment as a result of our March 2005 public offering of 4,600,000 shares of common stock that generated net proceeds (after deducting underwriting discounts and commissions, but before deducting offering expenses) of $45,540,000.

Fees – abandoned debt financing were $0 for the three and nine months ended December 31, 2005, compared to $0 and $35,000 for the three and nine months ended December 31, 2004, respectively. The prior-year fees represented various legal fees and expenses incurred in connection with a debt financing transaction that we decided not to pursue in August 2003 in favor of a public equity offering, which we completed in October 2003.

Other income (expense), net was $149,000 and $64,000 in the three and nine month periods ended December 31, 2005, respectively, consisting primarily of a gain on the revaluation of the warrant issued in April 2005 to TM Capital Corp., a past financial advisor to us, related to a litigation settlement. The litigation settlement amount of $2,653,000, consisting of a $1,700,000 cash payment made in April 2005 and a $953,000 accrued liability relating to the warrant issued for 200,000 shares of our common stock, was accrued in the fourth quarter of fiscal 2005. The accrued warrant cost will continue to be classified as a current liability in accordance with Emerging Issues Task Force (EITF) Issue No. 00-19 until such time as the warrant is exercised, and will be marked to market based primarily on the current price and expected volatility of our common stock as of the end of each reporting period. The warrant was valued at $883,000 as of December 31, 2005 and $1,034,000 as of September 30, 2005, resulting in a gain of $151,000 in the quarter ended December 31, 2005 and a gain of $70,000 for the nine-month period ended December 31, 2005, as compared to the March 31, 2005 warrant valuation of $953,000.

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

Liquidity and Capital Resources

At December 31, 2005, we had cash, cash equivalents and short-term marketable securities of $71,104,000 compared to $87,581,000 of cash, cash equivalents and short and long-term marketable securities at March 31, 2005, a decrease of $16,477,000.

	December 31, 2005	March 31, 2005
Cash and cash equivalents	$31,045,000	$38,592,000
Short-term marketable securities	40,059,000	40,629,000
Long-term marketable securities	—	8,360,000

Total cash, cash equivalents, and short and long-term marketable securities	$71,104,000	$87,581,000

The decrease in cash and cash equivalents to $31,045,000 at December 31, 2005 from $38,592,000 at March 31, 2005 was primarily the result of net cash used in operating activities of

$15,850,000, partially offset by the proceeds realized from the net sale of long-term marketable securities.

The $16,477,000 decrease in the balance of cash, cash equivalents, and short and long-term marketable securities to $71,104,000 at December 31, 2005 from $87,581,000 at March 31, 2005 was primarily the result of net cash used in operating activities of $15,850,000, which included a $1,700,000 cash payment to TM Capital in April 2005 in connection with the settlement of the TM Capital litigation.

The principal uses of cash during the nine months ended December 31, 2005 were net losses of $19,849,000 and a $1,912,000 increase in inventory (as a result of the LIPA deferred program costs and material purchases in anticipation of fiscal 2006 fourth-quarter product shipments at Power Electronic Systems), partially offset by depreciation and amortization of $5,749,000. Other uses of cash included the purchase of capital equipment of $1,072,000, mostly for our 2G pre-pilot production line. These uses of cash were partially offset by proceeds from the issuance of common stock of $1,029,000, derived primarily from the exercise of stock options.

Cash and cash equivalents at December 31, 2005 included a $750,000 letter of credit in favor of the landlord of the building we lease at Two Technology Drive, Westborough, Massachusetts, which was originally established to provide a guarantee of rent when we renewed the lease in 2001. The letter of credit amount was reduced from $1,000,000 as of March 31, 2005 to $750,000 on June 1, 2005 and will be reduced to $500,000 on June 1, 2007. The lease will expire in May 2009.

We have generated operating losses since our inception in 1987 and expect to continue incurring losses until at least the end of fiscal 2007. Operating losses for the fiscal years ended March 31, 2005, 2004 and 2003 contributed to net cash used by operating activities of $9,283,000, $17,422,000 and $39,605,000, respectively, for these periods. For the nine months ended December 31, 2005, net cash used by operating activities was $15,850,000.

Although our cash requirements fluctuate based on a variety of factors, including customer adoption of our products and our research and development efforts to commercialize our products, we believe that our available cash will be sufficient to fund our working capital, capital expenditures, and other cash requirements through at least the end of fiscal 2008.

We have potential funding commitments (excluding amounts included in accounts receivable) of approximately $37,110,000 to be received after December 31, 2005 from government and commercial customers, compared to $34,206,000 at March 31, 2005. The increase in future funding commitments from March 31, 2005 to December 31, 2005 was associated mainly with $32,770,000 of new orders and contracts being received in the third quarter of fiscal 2006. The favorable effect on backlog of the receipt of the new orders was partially offset by the revenues recognized in the nine months ended December 31, 2005 on the 36.5 MW motor program and LIPA cable project, as work continues to progress on these multi-year contracts, which were originally awarded in February and April of 2003, respectively. These current funding commitments, including $21,293,000 on U.S. government contracts, are subject to certain standard cancellation provisions. Additionally, several of our government contracts are being funded incrementally, and as such, are subject to the future authorization and appropriation of government funding on an annual basis. We have a history of successful performance under incrementally-funded contracts with the government.

Included in our current potential funding commitment amount is $4,094,000 relating to the U.S. Navy 36.5 MW motor contract, which represents the total base program value (excluding certain potential performance-based incentive fees) of $66,611,000, plus $634,000 of approved preliminary design and detailed design review incentive fees, plus $9,561,000 of additional contract funding approved by the U.S. Navy in the third quarter of fiscal 2006, less the $72,712,000 of revenue recognized for the program through December 31, 2005.

Of the current commitment amount of $37,110,000 as of December 31, 2005, approximately 78% is billable to and potentially collectable from our customers within the next 12 months.

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

We have been principally engaged in research and development activities. We have incurred net losses in each year since our inception. Our net loss for the nine months ended December 31, 2005 was $19,849,000, and for the fiscal years ended March 31, 2005, March 31, 2004, and March 31, 2003 was $19,660,000, $26,733,000, and $87,633,000, respectively. Our accumulated deficit as of December 31, 2005 was $339,352,000. We expect to continue to incur operating losses until at least the end of fiscal 2007, and there can be no assurance that we will ever achieve profitability.

We had cash, cash equivalents and short and long-term marketable securities totaling $71,104,000 at December 31, 2005. We believe our available cash will be sufficient to fund our working capital, capital expenditures, and other cash requirements through at least the end of fiscal 2008. However, we may need additional funds if our performance deviates significantly from our current business plan, if there are significant changes in competitive or other market factors, or if unforeseen circumstances arise. Such funds may not be available, or may not be available under terms acceptable to us.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2005, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Issuer Purchases of Equity Securities

Period	Total Shares Purchased		Average Price Paid Per Share
4/1/05 - 6/30/05	0		—
7/1/05 - 9/30/05	56,000	(1)	$0.01
10/1/05 - 12/31/05	0		—

(1)	Represents repurchase of unvested restricted shares from terminated employee.

The Company has not publicly announced any programs to repurchase shares of common stock.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SUPERCONDUCTOR CORPORATION

February 8, 2006	/s/ GREGORY J. YUREK
Date	Gregory J. Yurek
Chairman of the Board,
Chief Executive Officer, and President

February 8, 2006	/s/ KEVIN M. BISSON
Date	Kevin M. Bisson
Senior Vice President, Chief Financial
Officer and Treasurer (Principal Financial Officer)

February 8, 2006	/s/ THOMAS M. ROSA
Date	Thomas M. Rosa
Vice President of Finance and Accounting,
and Secretary (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Chief Executive Officer - Certification pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer - Certification pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer - Certification pursuant to Rule13a-14(b) or Rule 15d- 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer - Certification pursuant to Rule 13a-14(b) or Rule 15d- 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.