Form 10-Q
period 2006-06-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2006-08-09
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2006

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-19672

American Superconductor Corporation

(Exact name of registrant as specified in its charter)

Delaware	04-2959321
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large	accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	33,187,556
Class	Outstanding as of August 4, 2006

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	March 31, 2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$13,074,140	$35,171,181
Marketable securities	42,318,852	30,497,424
Accounts receivable, net	15,986,989	9,014,035
Inventory	7,815,522	9,006,034
Prepaid expenses and other current assets	969,424	901,606

Total current assets	80,164,927	84,590,280

Property, plant and equipment:
Land	4,021,611	4,021,611
Construction in progress - building and equipment	4,325,041	1,971,019
Building	34,286,378	34,286,378
Equipment	40,660,916	40,405,415
Furniture and fixtures	3,341,075	3,341,075
Leasehold improvements	5,988,969	5,988,968

	92,623,990	90,014,466
Less: accumulated depreciation	(45,956,396)	(45,234,899)

Property, plant and equipment, net	46,667,594	44,779,567

Goodwill	1,107,735	1,107,735
Other assets	2,987,972	2,992,880

Total assets	$130,928,228	$133,470,462

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$17,702,695	$16,498,373
Deferred revenue	3,532,828	1,872,126

Total current liabilities	21,235,523	18,370,499

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $.01 par value
Authorized shares-100,000,000; shares issued and outstanding 33,018,168 and 32,890,264 at June 30, 2006 and March 31, 2006, respectively	330,182	328,903
Additional paid-in capital	466,544,714	466,605,479
Deferred compensation	—	(1,330,393)
Deferred contract costs - warrant	(18,059)	(19,564)
Accumulated other comprehensive loss	(61,407)	(105,181)
Accumulated deficit	(357,102,725)	(350,379,281)

Total stockholders’ equity	109,692,705	115,099,963

Total liabilities and stockholders’ equity	$130,928,228	$133,470,462

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,
	2006	2005
	(Unaudited)
Revenues:
Contract revenue	$486,942	$757,678
Product sales and prototype development contracts	13,558,511	11,443,989

Total revenues	14,045,453	12,201,667

Costs and expenses:
Costs of revenue-contract revenue	325,742	653,329
Costs of revenue-product sales and prototype development contracts	13,599,272	11,341,509
Research and development	4,062,631	3,395,086
Selling, general and administrative	3,496,071	3,160,967

Total costs and expenses	21,483,716	18,550,891

Operating loss	(7,438,263)	(6,349,224)

Interest income	677,605	608,883
Other income (expense), net	37,214	101,905

Net loss	$(6,723,444)	$(5,638,436)

Net loss per common share
Basic and Diluted	$(0.20)	$(0.17)

Weighted average number of common shares outstanding
Basic and Diluted	32,804,690	32,730,785

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended June 30,
	2006	2005
	(Unaudited)
Net loss	$(6,723,444)	$(5,638,436)

Other comprehensive income (loss)
Foreign currency translation	(608)	(562)
Unrealized gains on marketable securities	44,382	43,003

Other comprehensive income (loss)	43,774	42,441

Comprehensive loss	$(6,679,670)	$(5,595,995)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended June 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net loss	$(6,723,444)	$(5,638,436)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,068,020	1,948,092
Stock-based compensation expense	780,238	127,428
Stock-based compensation expense—non-employee	33,075	—
Loss on disposal of PP&E and abandoned patents	18,924	40,692
Amortization of deferred warrant costs	1,505	1,505
Gain on revaluation of warrant	(35,300)	(107,700)
Changes in operating asset and liability accounts :
Accounts receivable	(6,972,955)	(552,040)
Inventory	1,190,512	(2,800,168)
Prepaid expenses and other current assets	(68,526)	169,881
Accounts payable and accrued expenses	1,206,547	71,986
Deferred revenue	1,660,702	298,719

Net cash used in operating activities	(7,840,702)	(6,440,041)

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,781,153)	(211,295)
Proceeds from the sale of property, plant and equipment	47,500	12,500
Purchase of marketable securities	(17,865,864)	(22,506,294)
Proceeds from the sale of marketable securities	6,088,818	36,266,242
Increase in other assets	(236,309)	(168,504)

Net cash (used in) provided by investing activities	(14,747,008)	13,392,649

Cash flows from financing activities:
Proceeds from issuances of common stock	490,669	635,702

Net cash provided by financing activities	490,669	635,702

Net increase (decrease) in cash and cash equivalents	(22,097,041)	7,588,310

Cash and cash equivalents at beginning of period	35,171,181	38,592,032

Cash and cash equivalents at end of period	$13,074,140	$46,180,342

Noncash issuance of common stock	$—	$413,272

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The Company has generated operating losses since its inception in 1987 and expects to continue incurring losses until at least the end of fiscal 2009. Operating losses for the fiscal years ended March 31, 2006, 2005 and 2004 have contributed to net cash used by operating activities of $19,588,588, $9,283,107 and $17,421,953, respectively, for these periods. For the three months ended June 30, 2006, net cash used by operating activities was $7,840,702.

The Company had cash, cash equivalents and short-term marketable securities of $55,392,992 as of June 30, 2006. To supplement the Company’s cash available for operations, as well as for capital expenditures for the scale-up of manufacturing of second generation (2G) wire, the Company issued 4,600,000 shares of its common stock in a public equity offering in March 2005 that raised $45,540,000 (after deducting underwriting commissions and discounts but before deducting offering expenses).

The Company currently derives a portion of its revenue from research and development contracts. The Company recorded contract revenue related to research and development contracts of $486,942 and $757,678 for the three months ended June 30, 2006 and 2005, respectively. In addition, the Company recorded prototype development contract revenue on U.S. Navy and other contracts of $9,033,340 and $5,944,224 for the three months ended June 30, 2006 and 2005, respectively, which are included under “Revenues – Product sales and prototype development contracts.”

Costs of revenue include research and development (R&D) and selling, general, and administrative (SG&A) expenses that are incurred in the performance of these development contracts.

R&D and SG&A expenses included as costs of revenue were as follows:

	Three Months Ended June 30,
	2006	2005
	(Unaudited)
Research and development expenses	$8,642,638	$7,402,360
Selling, general and administrative expenses	$1,922,462	$1,470,948

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The unaudited condensed consolidated financial statements of the Company presented herein have been prepared in accordance with the Securities and Exchange Commission’s (SEC) instructions to Form 10-Q and as such do not include all of the information and note disclosures included in annual financial statements prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosure normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended June 30, 2006 and 2005 and the financial position at June 30, 2006.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. The Company suggests that these interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements for the fiscal year ended March 31, 2006 which are contained in the Company’s Annual Report on Form 10-K covering the fiscal year ended March 31, 2006.

3. Stock-Based Compensation

On April 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which requires the Company to account for stock-based payment transactions using a fair value-based method and recognize the related expense in the results of operations. The Company applied the provisions of Staff Accounting Bulletin No. 107 in its adoption of SFAS No. 123(R). Prior to its adoption of SFAS No. 123(R), the Company accounted for stock-based payments to employees using the APB No. 25, “Accounting for Stock Issued to Employees,” intrinsic value method and, therefore, the Company generally recognized compensation expense for restricted stock awards and did not recognize compensation cost for employee stock options. SFAS No. 123(R) allows companies to choose one of two transition methods: the modified prospective method or the modified retrospective transition method. Effective April 1, 2006, the Company elected the modified prospective method of transition and accordingly has not restated the results of prior periods. Stock-based compensation expense includes expense for the unvested awards outstanding at March 31, 2006 and all awards granted subsequent to March 31, 2006.

Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The fair value of restricted stock awards is determined by reference to the fair market value of the Company’s common stock on the date of grant. Consistent with the valuation method the Company used for disclosure-only purposes under the provisions of SFAS No. 123, the Company uses the Black-Scholes model to value service condition and performance condition awards under SFAS No. 123(R). For awards with service conditions and graded-vesting features (a certain percentage of stock awards vest each period), the Company recognizes compensation cost on a straight-line basis over the requisite service/vesting period.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(unaudited)

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatilities of the Company’s common stock, forfeiture rates and expected terms. The expected volatility rates are estimated based on historical and implied volatilities of the Company’s common stock. The expected term represents the average time that the options that vest are expected to be outstanding based on the vesting provisions and the Company’s historical exercise, cancellation and expiration patterns. The Company estimates pre-vesting forfeitures when recognizing compensation expense based on historical and forward-looking factors. Changes in estimated forfeiture rates and differences between estimated forfeiture rates and actual experience may result in significant, unanticipated increases or decreases in stock-based compensation expense from period to period. The termination of employment by certain employees who hold large numbers of stock-based compensation instruments may also have a significant, unanticipated impact on forfeiture experience and, therefore, on share-based compensation expense. The Company will update these assumptions at least on an annual basis and on an interim basis if significant changes to the assumptions are warranted.

The estimated fair value of the Company’s stock-based awards, less annual expected forfeitures of 15%, is amortized over the awards’ vesting period on a straight-line basis. Based on the fair value of options, restricted stock and employee stock purchase rights, the Company recognized expense of $780,238 for the three months ended June 30, 2006. The total unrecognized compensation cost for unvested stock-based compensation awards outstanding at June 30, 2006 is $4.5 million. This expense will be recognized over a weighted average expense period of approximately 1.6 years.

The Company’s financial statements for periods prior to April 1, 2006 for which stock-based compensation in these periods was accounted for under APB No. 25, “Accounting for Stock Issued to Employees”, have not been restated. The adoption of SFAS No. 123(R) had a significant impact on the Company’s results of operations. The Company’s consolidated statement of operations for the first quarter of fiscal 2007 includes the following stock-based compensation expense:

Stock-based compensation in the Statement of Operations by line item	For three months ended June 30, 2006
Costs of revenue-product sales	$72,332
Research and development	225,656
Selling, general and administrative	482,250

Total stock-based compensation expense	$780,238

Stock-based compensation costs are classified in costs of revenue and operating expenses consistent with the classification of cash compensation paid to the same employees. As a result of the adoption of SFAS No.123(R), stock-based compensation expense increased the net loss and net loss per share by $489,269 and $0.01 for the three months ended June 30, 2006, respectively. Stock compensation expense included $290,969 relating to restricted stock awards that would have been recognized as expense under APB No. 25.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(unaudited)

The components of stock-based compensation for the three-month period ended June 30, 2006 were as follows:

Stock-based compensation expense by type of award	For three months ended June 30, 2006
Stock options	$474,271
Restricted stock	290,969
Employee stock purchase plan	14,998

Total stock-based compensation expense	$780,238

The following table summarizes information about employee and non-employee stock options, warrants and unvested restricted stock outstanding at June 30, 2006:

Outstanding				Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2006	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable at June 30, 2006	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.00 - 5.89	716,531	$1.97	7.9	344,423	$3.59
5.89 - 11.78	1,752,073	9.82	5.1	1,416,448	9.90
11.78 – 17.66	960,520	13.20	5.0	739,365	13.18
17.66 – 29.44	400,500	25.64	3.7	400,500	25.64
29.44 – 35.33	750,000	32.56	4.1	750,000	32.56
35.33 – 41.21	5,000	40.75	4.1	5,000	40.75
41.21 – 58.88	40,000	58.88	3.7	40,000	58.88

$0.00 - 58.88	4,624,624	$14.82	5.2	3,695,736	$16.84	4.39

The following table summarizes the information concerning currently outstanding and exercisable employee and non-employee options and warrants:

	Options/ Shares	Weighted average Exercise Price	Number Exercisable
Outstanding at March 31, 2006	4,468,750	$15.62	3,341,228
Granted at fair value	4,000	9.90
Exercised	(101,374)	4.65
Forfeited/canceled	(68,240)	12.19

Outstanding at June 30, 2006	4,303,136	$15.93	3,695,736

Available for grant at June 30, 2006:	2,084,652

The weighted-average grant-date fair value of time-based stock option awards granted during the first three months ended June 30, 2006 was $5.50. The aggregate intrinsic value of all outstanding options at June 30, 2006 was $2,327,925. The aggregate intrinsic value of exercisable options at June 30, 2006 was $2,000,481 and the aggregate intrinsic value of options exercised during the three months ended June 30, 2006 was $607,566. Intrinsic value represents the amount by which the market price of the common stock exceeded the exercise price of the options. The total fair value of the options vested during the three months ended June 30, 2006 was $2,444,433.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(unaudited)

The cash proceeds from employee stock purchases and option exercises under all stock-based payment arrangement was $490,669.

The weighted average assumptions used in the Black-Scholes valuation model for stock options granted during the three months ended June 30, 2006 are as follows:

For three months ended June 30, 2006
Dividend yield	None
Expected volatility	53.25%
Risk-free interest rate	5.125%
Expected life (years)	5.8

The expected volatility rate was estimated based on an equal weighting of the historical volatility of the Company’s common stock and the implied volatility of the Company’s traded options. The expected term was estimated based on an analysis of the Company’s historical experience of exercise, cancellation, and expiration patterns. The risk-free interest rate is based on five-year U.S. Treasury rates.

The following table summarizes the employee and non-employee restricted stock activity for the three months ended June 30, 2006:

	Shares	Weighted average grant date fair value	Weighted average remaining contractual life
Outstanding at March 31, 2006	210,225	$10.36	8.71
Granted	165,788	10.96
Vested	(48,425)	9.93
Forfeited	(6,100)	9.68

Outstanding at June 30, 2006	321,488	$10.74	9.25

The total fair value of time-based restricted stock that vested during the three months ended June 30, 2006 was $480,962

Pro forma Information under SFAS 123 and APB25

Prior to April 1, 2006, the Company accounted for its stock plans under the provisions of APB No. 25 and elected to apply the disclosure only provisions of SFAS No.123. Had compensation cost for awards granted under the Company’s stock-based compensation plan been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the effect on certain financial information of the Company would have been as follows in the first quarter of fiscal 2006:

For three months ended June 30, 2005
Net loss	$(5,638,436)
Add: Stock compensation expense under APB 25 in the statements of operations	127,428
Less: Stock compensation costs, net of tax, had all options been recorded at fair value per SFAS 123	(630,481)

Pro forma net loss	$(6,141,489)

Weighted average shares, basic and diluted	32,730,785
Net loss per share, as reported	$(0.17)
Net loss per share, pro forma	$(0.19)

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(unaudited)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:

For three months ended June 30, 2005
Dividend yield	None
Expected volatility	50.7%
Risk-free interest rate	3.875%
Expected life (years)	6.1

The weighted-average fair value of options granted in the first three months of fiscal 2006 was $5.70.

Stock-Based Compensation Plans

The Company has two active stock plans: the Second Amended and Restated 1997 Director Stock Option Plan (the 1997 Director Plan) and the 2004 Stock Incentive Plan (the 2004 Plan).

The Plans provide for the issuance of restricted stock, incentive stock options and non-qualified stock options to purchase the Company’s common stock. In the case of incentive stock options, the exercise price shall be equal to at least the fair market value of the common stock, as determined by the Board of Directors, on the date of grant. The contractual life of options is generally 10 years. Options generally vest over a 3-5 year period while restricted stock generally vests over a 2-5 year period. The 1997 Director Plan is for members of the Board of Directors who are not also employees of the Company (outside directors).

Employee Stock Purchase Plan

Effective April 1, 2006, the Company amended its employee stock purchase plan (ESPP) to eliminate the look-back option feature but retained the 15% purchase discount. The Company recognized compensation expense of $14,998 in the first quarter of fiscal 2007 related to the ESPP.

4. Net Loss per Common Share

Basic earnings per share (EPS) is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. Common equivalent shares include the effect of the exercise of stock options and warrants, and unvested restricted stock. For the three months ended June 30, 2006 and 2005, common equivalent shares of 4,624,624 and 3,506,667, respectively, were not included in the calculation of diluted EPS as they were considered antidilutive.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(unaudited)

5. Accounts Receivable

Accounts receivable at June 30, 2006 and March 31, 2006 consisted of the following:

	June 30, 2006	March 31, 2006
Accounts receivable (billed)	$7,072,652	$5,148,407
Accounts receivable (unbilled)	8,914,337	3,865,628

Total accounts receivable	$15,986,989	$9,014,035

6. Inventories

Inventories at June 30, 2006 and March 31, 2006 consisted of the following:

	June 30, 2006	March 31, 2006
Raw materials	$1,234,557	$948,422
Work-in-progress	2,970,858	2,202,152
Finished goods	2,374,916	2,773,413
Deferred program costs	1,235,191	3,082,047

	$7,815,522	$9,006,034

Deferred program costs of $1,235,191 represent costs incurred in excess of funding on a Department of Energy (DOE) sponsored program to install an HTS power cable in the transmission grid of the Long Island Power Authority (LIPA). These costs were recorded as inventory at June 30, 2006 because future funding sufficient to cover these deferred costs was deemed probable.

The deferred program costs of $3,082,047 which were recorded as inventory as of March 31, 2006 related to the program to build a 36.5 megawatt (MW) motor for the U.S. Navy, were relieved from inventory and the related revenue was recognized in the first quarter of fiscal 2007 upon receipt of sufficient incremental funding from the Navy in April 2006.

Finished goods inventory includes the cost of products shipped to customers on contracts on which revenue will be deferred until final customer acceptance.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(unaudited)

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2006 and March 31, 2006 consisted of the following:

	June 30, 2006	March 31, 2006
Accounts payable	$6,438,160	$7,758,543
Accrued expenses	3,587,553	2,482,621
Accrued subcontractor program costs	5,523,531	3,869,351
Accrued litigation costs (including warrants)	910,960	946,260
Accrued vacation	917,374	881,444
Accrued management bonus	240,128	558,681
Accrued employee stock purchase plan	84,989	1,473

Accounts payable and accrued expenses	$17,702,695	$16,498,373

8. Commitments and Contingencies

Under Delaware law and the Company’s by-laws, the Company is required to indemnify its officers and directors for liabilities incurred under certain circumstances. The maximum potential amount of future payments the Company could be required to make is unlimited; however, the Company has a Director and Officer insurance policy that limits its indemnification exposure and enables it to recover a portion of certain future amounts paid. As a result of its insurance policy coverage, the Company believes its indemnification exposure is minimal. These indemnification obligations were grandfathered under the provisions of FASB Interpretation No. (FIN) 45 as they were in effect prior to March 31, 2003. Accordingly, the Company has no liabilities recorded under FIN No. 45 as of June 30, 2006.

The Company received notice on November 5, 2003 of a lawsuit filed against it on October 28, 2003 in the Court of Chancery of the State of Delaware in and for New Castle County by TM Capital Corp. (TM Capital), a past financial advisor to the Company, under which TM Capital claimed to be entitled to cash and equity compensation with respect to the Company’s October 2003 public equity offering.

On April 4, 2005, the Company and TM Capital agreed to resolve all claims between them and entered into a settlement agreement that provides for, among other things, the cash payment by the Company to TM Capital of $1,700,000 and the issuance by the Company to TM Capital of a common stock purchase warrant for 200,000 shares of the Company’s common stock, exercisable for a five-year term, with an exercise price of $9.50 per share (the Warrant). The Company valued the Warrant at $953,340 as of March 31, 2005 using the Black-Scholes method.

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

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(unaudited)

The accrued warrant cost will continue to be classified as a current liability in accordance with Emerging Issues Task Force (EITF) Issue No. 00-19 until such time as the Warrant is exercised, and will be marked to market based primarily on the current price and expected volatility of the Company’s common stock as of the end of each reporting period. The Warrant was re-valued at $910,960 as of June 30, 2006, resulting in a gain of $35,300 (reported under Other income (expense) in the Condensed Consolidated Statements of Operations), compared to the March 31, 2006 warrant valuation of $946,260. The following Black-Scholes assumptions were used:

	June 30, 2006	March 31, 2006
Expected volatility	53.25%	52.4%
Risk-free interest rate	5.0%	4.63%
Expected life (years)	3.75	4.0

9. Cost-Sharing Arrangements

The Company has entered into several cost-sharing arrangements with various agencies of the United States government. Funds paid to the Company under these agreements are not reported as revenues but are used to directly offset a portion of the Company’s R&D and SG&A expenses, and to purchase capital equipment. The Company recorded costs and funding under these agreements of $1,670,533 and $749,531, respectively, for the three months ended June 30, 2006 and $247,262 and $129,352, respectively, for the three months ended June 30, 2005. At June 30, 2006, total funding received to date under these agreements was $21,011,000.

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

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(unaudited)

The operating results for the three business segments are as follows:

	Three Months Ended June 30,
Revenues*	2006	2005
AMSC Wires	$1,262,146	$2,928,144
SuperMachines	9,235,274	6,001,958
Power Electronic Systems	3,548,033	3,271,565

Total	$14,045,453	$12,201,667

*	See Note 9. Cost-sharing funding is not included in reported revenues.

	Three Months Ended June 30,
Operating loss	2006	2005
AMSC Wires	$(4,416,992)	$(4,637,687)
SuperMachines	(1,103,280)	(64,292)
Power Electronic Systems	(710,637)	(1,037,453)
Unallocated corporate expense**	(1,207,354)	(609,792)

Total	$(7,438,263)	$(6,349,224)

**	Unallocated corporate expenses include $780,238 and $127,428 of stock-based compensation expense for the three months ended June 30, 2006 and June 30, 2005, respectively.

The assets for the three business segments (plus Corporate cash) are as follows:

	For the Period Ended
	June 30, 2006	March 31, 2006
AMSC Wires	$52,396,695	$51,897,218
SuperMachines	11,587,277	7,491,753
Power Electronic Systems	11,551,264	8,412,886
Corporate cash and marketable securities	55,392,992	65,668,605

Total	$130,928,228	$133,470,462

The accounting policies of the business segments are the same as those for the consolidated Company, except that certain corporate expenses which the Company does not believe are specifically attributable or allocable to any of the three business segments have been excluded from the segment operating income (loss). Corporate unallocated expenses include the rent and occupancy costs associated with the unoccupied portion of the Company’s Westborough, MA corporate headquarters and stock-based compensation expenses.

11. Expiration of Stock Rights

On June 20, 2006, the Company amended the Rights Agreement dated as of October 30, 1998, as amended (the Rights Agreement), between the Company and American Stock Transfer & Trust Company, as Rights Agent to change the final expiration date of the rights issued under the Rights Agreement from October 30, 2008 to June 30, 2006. As a result of such amendment, the rights expired and the Rights Agreement effectively terminated as of June 30, 2006.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(unaudited)

12. New Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 17 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006.

In June 2006, the FASB ratified the consensus reached by the EITF on Issue no. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concluded that the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, EITF 06-3 prescribes that a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006 with earlier adoption permitted. The Company is currently evaluating the provisions of EITF 06-3.

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

As discussed in our May 1, 2006 Form 8-K, our recent success in the development efforts related to our lower-cost, second generation (2G) HTS wire led to a management decision in March 2006 to complete the transition of our HTS wire manufacturing operation from first generation (1G) to 2G HTS wire. As a result, all 1G wire production has been indefinitely suspended with near-term market needs for HTS wire to be met from more than 400,000 meters of 1G HTS wire inventory that is currently available. We expect this action will enable us to achieve our sales objectives for HTS wire while reducing operating losses and operating cash requirements for our AMSC Wires business unit.

Our cash requirements depend on numerous factors, including successful completion of our product development activities, ability to commercialize our product prototypes, rate of customer and market adoption of our products and the continued availability of U.S. government funding during the product prototype phase. Significant deviations to our business plan with regard to these factors, which are important drivers to our business, could have a material adverse effect on our operating performance, financial condition, and future business prospects. We expect to pursue the expansion of our operations through internal growth and strategic alliances. We are currently in the process of converting our 2G HTS wire pre-pilot production line into a pilot line, which we expect will have a gross production capacity of approximately 720,000 meters per year in December 2007 and which is expected to require approximately $12 million to $14 million in capital investment by December 2007.

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

Our accounting policies that involve the most significant judgments and estimates are as follows:

•	Stock-based compensation;

•	Revenue recognition and deferred revenue;

•	Allowance for doubtful accounts;

•	Long-lived assets;

•	Inventory accounting;

•	Deferred tax assets; and

•	Goodwill.

Stock-based compensation. On April 1, 2006, the first day of our fiscal 2007, we adopted SFAS No. 123(R), “Share-Based Payment,” which requires us to account for stock-based payment transactions using a fair value-based method and recognize the related expense in the results of operations. We applied the provisions of Staff Accounting Bulletin No. 107 in our adoption of SFAS No. 123(R). Prior to our adoption of SFAS No. 123(R), we accounted for stock-based payments to employees using the APB No. 25, “Accounting for Stock Issued to Employees,” intrinsic value method and, therefore, we generally recognized compensation expense for restricted stock awards and did not recognize compensation cost for employee stock options. SFAS No. 123(R) allows companies to choose one of two transition methods: the modified prospective method or the modified retrospective transition method. Effective April 1, 2006, we elected the modified prospective method of transition and accordingly have not restated the results of prior periods. Stock-based compensation expense includes expense for the unvested awards outstanding at March 31, 2006 and all awards granted subsequent to March 31, 2006.

Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The fair value of restricted stock awards is determined by reference to the fair market value of our common stock on the date of grant. Consistent with the valuation method we used for disclosure-only purposes under the provisions of SFAS No. 123, we use the Black-Scholes model to value service condition and performance condition awards under SFAS No. 123(R). For awards with service conditions and graded-vesting features, we recognize compensation cost on a straight-line basis over the requisite service period.

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatilities of our common stock, forfeiture rates and expected terms. The expected volatility rates are estimated based on historical and implied volatilities of our common stock. The expected term represents the average time that the options that vest are expected to be outstanding based on the vesting provisions and our historical exercise, cancellation and expiration patterns. We estimate pre-vesting forfeitures when recognizing compensation expense based on historical and forward-looking factors. Changes in estimated forfeiture rates and differences between estimated forfeiture rates and actual experience may result in significant, unanticipated increases or decreases in stock-based compensation expense from period to period. The termination of employment by certain employees who hold large numbers of stock-based compensation instruments may also have a significant, unanticipated impact on forfeiture experience and, therefore, on share-based compensation expense. We will update these assumptions at least on an annual basis and on an interim basis if significant changes to the assumptions are warranted.

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

Allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional provisions for bad debt allowances may be required. The allowance for doubtful accounts was $0 as of June 30, 2006 and March 31, 2006, respectively.

Over 75% of our total revenues in fiscal 2006 and over 90% of our total revenues in the first quarter of fiscal 2007 were from two customers we consider to be financially stable – the U.S. government (various agencies thereof) and General Electric. For other customers, allowances for doubtful accounts are evaluated on a case-by-case basis, as necessary, considering several factors such as the age of the accounts receivable, the financial stability of the customer, discussions that may have occurred with the customer, and our judgment as to the overall collectibility of the receivable.

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

Revenues

Total revenues increased to $14,045,000 in the quarter ended June 30, 2006 from $12,202,000 for the same prior-year quarter, an increase of $1,843,000 or 15%.

	Three months ended June 30,
Revenues	2006	2005
SuperMachines	$9,235,000	$6,002,000
Power Electronic Systems	3,548,000	3,272,000
AMSC Wires	1,262,000	2,928,000

Total	$14,045,000	$12,202,000

The $1,843,000 increase in total revenues was the result of increases of $3,233,000 in the SuperMachines business unit and $276,000 in the Power Electronic Systems business unit partially offset by a $1,666,000 decrease in revenues in the AMSC Wires business unit.

Revenues in our SuperMachines business unit increased to $9,235,000 for the quarter ended June 30, 2006 from $6,002,000 for the quarter ended June 30, 2005, driven by a higher level of work performed on the U.S. Navy 36.5 MW motor program, on which revenues were $8,914,000 and $5,942,000 for the quarters ended June 30, 2006 and 2005, respectively. The increase in revenue on this firm-fixed-price contract was the result of higher subcontractor costs for the 36.5 MW motor program and the release of $13,344,000 of additional funding which allowed us to recognize $3,082,000 of deferred program costs that were previously inventoried as of March 31, 2006, due to a funding limitation that was in place at the end of fiscal 2006. On April 26, 2006, a contract modification from the Navy was received which provided $13,344,000 in additional funding, thereby fully funding the program at $90,150,000 and converting it from a cost-plus-incentive-fee contract to a firm-fixed-price contract. All of the $13,344,000 of additional funding received in April 2006 is expected to be recognized as revenue in fiscal 2007 as the contract enters the final assembly and test phase and winds down to its estimated motor delivery date of October 2006 to the U.S. Navy. We are pursuing additional contracts for HTS motors and generators for fiscal 2007 and beyond with the U.S. Navy and our strategic business alliance partner, Northrop Grumman Marine Systems, among others. However, we expect SuperMachines revenues to be relatively flat to lower in fiscal 2007, compared to fiscal 2006.

Revenues in our Power Electronic Systems business unit increased to $3,548,000 for the quarter ended June 30, 2006 from $3,272,000 for the same prior-year quarter, primarily as a result of a $403,000 increase in D-VAR ®/PQ-IVR™ system and PowerModule™ power converter sales as result of a higher volume of system sales to utilities and wind farms. The year-over year increase in product sales was partially offset by a $67,000 decrease in prototype development contract revenues due to the prior-year completion of a U.S. Office of Naval Research program and a $60,000 decrease in service and maintenance revenues.

Revenues in our AMSC Wires business unit—which consist of contract revenues and product sales from HTS wire shipments and the DOE-sponsored project to install an HTS power cable in the transmission grid of the Long Island Power Authority (LIPA) – decreased to $1,262,000 for the quarter ended June 30, 2006 from $2,928,000 for the same quarter of the prior year. The $1,666,000 decrease in AMSC Wires revenues was caused by an $856,000 decrease on LIPA revenues, a $348,000 decrease in contract revenues, and a $462,000 decrease in HTS wire sales. Product sales recognized on a percentage of completion basis on the LIPA project were $526,000 in the quarter ended June 30, 2006 compared to $1,382,000 in the quarter ended June 30, 2005. LIPA revenues were constrained by a limitation of funding from DOE in the quarter ended June 30, 2006. Due to this funding limitation, $1,235,000 of program costs incurred in excess of the available funding were recorded as inventory as of June 30, 2006, as future funding sufficient to cover these deferred costs is deemed probable.

Contract revenues in the AMSC Wires business unit decreased to $285,000 in the first quarter of fiscal 2007 from $633,000 in the same prior-year quarter primarily as a result of a $384,000 decrease in work performed on a 2G research contract awarded by the Defense Advanced Research Projects Agency (DARPA) in June 2004, the first phase of which was completed in fiscal 2006. An option on this contract was awarded to us on May 16, 2006 in the amount of $1,306,000, bringing the total contract value to $3,106,000 and extending the period of performance on this contract until November 2007. Revenue on this contract was $31,000 in the quarter ended June 30, 2006 compared to $415,000 in the same prior-year quarter.

HTS wire sales in the quarter ended June 30, 2006 were $451,000 compared to $913,000 in the same prior-year quarter. The decrease in HTS wire sales was primarily due to lower 1G wire shipments in the quarter ended June 30, 2006. We expect revenues in AMSC Wires to be lower in fiscal 2007 than fiscal 2006 as we complete installation of the LIPA cable project in fiscal 2007 and as we install, test, and qualify capital equipment for our lower-cost 2G HTS wire, whose sales are currently constrained by limited manufacturing capacity. We expect to sell limited quantities of 2G HTS wire while we complete the scale-up of the pilot production line, which we expect to be operational at the end of calendar year 2007, and we will continue to meet near-term customer demand for HTS wire from the more than 400,000 meters of 1G HTS wire inventory we have available.

Cost-sharing funding

In addition to reported revenues, we also received funding of $750,000 for the quarter ended June 30, 2006 under U.S. government cost-sharing agreements with the U.S. Air Force, Department of Commerce, and DOE, compared to $129,000 for the quarter ended June 30, 2005, an increase of $621,000. The increase in cost-sharing funding is primarily due to the $5,350,000 Title III contract awarded to us by the Air Force in December 2005. In the quarter ended June 30, 2006, we recognized $507,000 of cost share funding under the Title III contract which left us with a backlog of $4,275,000 as of June 30, 2006 related to this program. All of our cost-sharing agreements provide funding in support of 2G wire development work being done in the AMSC Wires business unit. We anticipate that a portion of our funding in the future will continue to come from cost-sharing agreements as we continue to develop joint programs with government agencies. Backlog as of June 30, 2006 relating to cost-sharing agreements was at $4,832,000. As required by government contract accounting guidelines, funding from government cost-sharing agreements is recorded as an offset to research and development and selling, general and administrative expenses, rather than as revenue.

Costs and expenses

Total costs and expenses for the quarter ended June 30, 2006 were $21,484,000 compared to $18,551,000 for the same quarter last year.

“Costs of revenue – product sales and prototype development contracts” increased by $2,257,000 to $13,599,000 for the quarter ended June 30, 2006, compared to $11,342,000 for the same quarter of the prior year. This increase was directly related to a higher level of prototype development contract revenues in the SuperMachines business unit, partially offset by the lower level of cost of revenue associated with the AMSC Wires product sales decrease. “Costs of revenue – contract revenue” decreased by $327,000 to $326,000 for the quarter ended June 30, 2006, compared to $653,000 for the same quarter of the prior year. “Costs of revenue – contract revenue” decreased proportionally with the lower level of contract revenue in AMSC Wires.

Research and development

A portion of our R&D expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost-sharing funding. Our R&D expenditures are summarized as follows:

	Three Months Ended June 30,
	2006	2005
R&D expenses per Consolidated Statements of Operations	$4,063,000	$3,395,000
R&D expenditures classified as Costs of revenue	8,643,000	7,403,000
R&D expenditures offset by cost-sharing funding	386,000	81,000

Aggregated R&D expenses	$13,092,000	$10,879,000

R&D expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) increased to $4,063,000 in the quarter ended June 30, 2006 from $3,395,000 for the same quarter last year primarily as a result of a higher level of internally funded 2G R&D spending at AMSC Wires and a higher level of stock compensation expense ($226,000) recorded in the first quarter of fiscal 2007 in connection with our adoption of SFAS No. 123(R). Aggregated R&D expenses, which include amounts classified as costs of revenue and amounts offset by cost-sharing funding, increased by $2,213,000 to $13,092,000 in the quarter ended June 30, 2006 from $10,879,000 for the same quarter last year. This increase was a result of higher 2G R&D spending at AMSC Wires as well as the higher level of externally funded program costs on the 36.5MW motor program. Costs on this program were inventoried as of March 31, 2006 (due to the funding limitation in place at that time) but were recognized as costs of revenue in the first quarter, based upon the April 2006 receipt of the $13,344,000 contract modification that fully funded the program.

Selling, general, and administrative

A portion of the SG&A expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as SG&A expenses). Additionally, a portion of SG&A expenses was offset by cost-sharing funding. Our SG&A expenditures are summarized as follows:

	Three Months Ended June 30,
	2006	2005
SG&A expenses per Consolidated Statements of Operations	$3,496,000	$3,161,000
SG&A expenditures classified as Costs of revenue	1,923,000	1,471,000
SG&A expenditures offset by cost sharing funding	363,000	48,000

Aggregated SG&A expenses	$5,782,000	$4,680,000

SG&A expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) increased by $335,000 to $3,496,000 in the quarter ended June 30, 2006 from $3,161,000 for the same quarter last year primarily as a result of a higher level of stock compensation expense ($482,000) recorded in the first quarter of fiscal 2007 in connection with our adoption of SFAS No. 123(R). Aggregated SG&A expenses, which include amounts classified as costs of revenue and amounts offset by cost-sharing funding, increased by $1,102,000 to $5,782,000 for the quarter ended June 30, 2006 from $4,680,000 for the same quarter last year. This increase was primarily the result of the higher level of stock compensation expense recorded in the first quarter of fiscal 2007 in connection with our adoption of SFAS No. 123(R) and the higher level of externally funded program costs on the 36.5MW motor program. Costs on this program were inventoried as of March 31, 2006 (due to the funding limitation in place at that time) but were recognized as costs of revenue in the first quarter, based upon the April 2006 receipt of the $13,344,000 contract modification that fully funded the program.

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

Operating loss

	Three Months Ended June 30,
Operating loss	2006	2005
SuperMachines	$(1,103,000)	$(64,000)
Power Electronic Systems	(711,000)	(1,038,000)
AMSC Wires	(4,417,000)	(4,638,000)
Unallocated corporate expense*	(1,207,000)	(609,000)

Total	$(7,438,000)	$(6,349,000)

*	Unallocated corporate expenses include $780,000 and $127,000 of stock-based compensation expense for the three months ended June 30, 2006 and June 30, 2005, respectively.

The operating loss at SuperMachines increased to $1,103,000 in the quarter ended June 30, 2006 compared to $64,000 in the same prior-year quarter due to lower margins on the 36.5MW motor program as a result of higher than anticipated subcontractor spending in the first quarter of fiscal 2007. The 36.5MW was converted from a cost-plus-incentive-fee contract to a firm-fixed-price contract on April 26, 2006. As a result, cost overruns directly impact the profitability of this business unit.

The operating loss at Power Electronic Systems decreased to $711,000 in the quarter ended June 30, 2006 from $1,038,000 in the prior-year quarter as the result of higher gross margins in fiscal 2007 in connection with the increased level of product sales, as well as a higher margin percentage in connection with the mix of product shipments.

The operating loss at AMSC Wires decreased to $4,417,000 in the quarter ended June 30, 2006 from $4,638,000 in the same prior-year quarter due to lower depreciation and amortization expense as a result of the $4,960,000 impairment charge on the 1G asset group (consisting of equipment, patents and licenses) that was recorded during the fourth quarter of fiscal 2006, partially offset by higher internally-funded R&D spending on 2G wire development and scale-up activities.

Stock-based compensation expenses have not been allocated by business unit for management reporting purposes. The increase in stock-based compensation expense in the quarter ended June 30, 2006 reflects the adoption of SFAS No. 123(R) during the first quarter of fiscal 2007.

Non-operating expenses/Interest income

Interest income increased to $678,000 in the quarter ended June 30, 2006 from $609,000 in the same quarter of the prior year. This increase in interest income reflects the higher interest rates available during the first quarter of fiscal 2007, partially offset by lower cash balances available for investment compared to the first quarter of the prior year.

Other income (expense), net was $37,000 in the quarter ended June 30, 2006 compared to $102,000 in the same quarter of the prior year and consisted primarily of a gain on the revaluation of the warrant issued in April 2005 to TM Capital Corp., a past financial advisor to us, related to a litigation settlement. The litigation settlement amount of $2,653,000, consisting of a $1,700,000 cash payment made in April 2005 and a $953,000 accrued liability relating to the warrant issued for 200,000 shares of our common stock, was accrued in the fourth quarter of fiscal 2005. The accrued warrant cost will continue to be classified as a current liability in accordance with Emerging Issues Task Force (EITF) Issue No. 00-19 until such time as the warrant is exercised, and will be marked to market based primarily on the current price and expected volatility of our common stock as of the end of each reporting period. The warrant was valued at $911,000 as of June 30, 2006, resulting in a gain of $35,000 compared to the March 31, 2006 warrant valuation of $946,000.

Based on our latest operating plan, we expect to continue to incur operating losses until at least the end of fiscal year 2009 as we continue to devote significant financial resources to our commercialization efforts and to our ongoing research and development activities.

Please refer to the “Future Operating Results” section below for a discussion of certain factors that may affect our future results of operations and financial condition.

Liquidity and Capital Resources

At June 30, 2006, we had cash, cash equivalents and marketable securities of $55,393,000 compared to $65,669,000 at March 31, 2006, a decrease of $10,276,000.

	June 30, 2006	March 31, 2006
Cash and cash equivalents	$13,074,000	$35,171,000
Marketable securities	42,319,000	30,498,000

Total cash, cash equivalents, and marketable securities	$55,393,000	$65,669,000

The decrease in cash and cash equivalents to $13,074,000 at June 30, 2006 from $35,171,000 at March 31, 2006 was primarily the result of $7,841,000 net cash used in operating activities and $11,777,000 invested in marketable securities.

The $10,276,000 decrease in the balance of cash, cash equivalents, and marketable securities to $55,393,000 at June 30, 2006 from $65,669,000 at March 31, 2006 was primarily the result of net cash used in operating activities of $7,841,000 and purchases of capital equipment of $2,781,000.

The principal uses of cash during the quarter ended June 30, 2006 were net losses of $6,723,000, a $6,973,000 increase in accounts receivable, and $2,781,000 in capital expenditures, primarily related to the 2G pilot production line. This was partially offset by depreciation and amortization of $1,068,000, an increase in non-cash stock-based compensation expense of $653,000, an increase in accounts payable of $1,207,000, an increase of $1,661,000 in deferred revenue and a decrease of $1,191,000 in inventory. The increase in accounts receivable was the result of delays in milestone payments on the 36.5MW motor program and a higher accounts receivable balance at Power Electronic Systems due in part to deposits that were billed on new orders received in the first quarter of fiscal 2007. The decrease in inventory relates to the program costs previously inventoried on the 36.5MW motor program as of the end of March 31, 2006 (due to the funding limitation in place at that time) which were recognized as costs of revenue in the first quarter based upon the April 2006 receipt of the $13,344,000 contract modification that fully funded the program.

Cash and cash equivalents at June 30, 2006 included a $750,000 letter of credit in favor of the landlord of the building we lease at Two Technology Drive, Westborough, Massachusetts, which was originally established to provide a guarantee of rent when we renewed the lease in 2001. The letter of credit amount was reduced from $1,000,000 as of March 31, 2005 to $750,000 on June 1, 2005 and will be reduced to $500,000 on June 1, 2007. The lease will expire in May 2009.

We have generated operating losses since our inception in 1987 and expect to continue incurring losses until at least the end of fiscal 2009. Operating losses for the fiscal years ended March 31, 2006, 2005 and 2004 contributed to net cash used by operating activities of $19,589,000, $9,283,000 and $17,422,000, respectively, for these periods. For the quarter ended June 30, 2006, net cash used by operating activities was $7,841,000.

Although our cash requirements fluctuate based on a variety of factors, including customer adoption of our products and our research and development efforts to commercialize our products, we believe that our available cash will be sufficient to fund our working capital, capital expenditures, and other cash requirements through at least the end of fiscal 2008.

The equipment cost for the pilot line, which we expect will have a gross production capacity of approximately 720,000 meters per year in December 2007, is expected to be

$12,000,000 to $14,000,000 through December 2007. The additional capital equipment needed for full commercial production is expected to cost approximately $25,000,000 to $30,000,000, and should result in a commercial manufacturing operation with a gross capacity of approximately 8 million meters of wire per year. Our current plan is to have a commercial manufacturing operation that can produce over 2 million meters per year in place by approximately December 2009. We believe we can accelerate this timeline if the market demand for our 2G HTS wire accelerates.

We have potential funding commitments (excluding amounts included in accounts receivable) of approximately $37,151,000 to be received after June 30, 2006 from government and commercial customers, compared to $23,761,000 at March 31, 2006. The $13,390,000 increase in future funding commitments from March 31, 2006 to June 30, 2006 was a result of over $28,000,000 in new orders and contracts booked during the first quarter of fiscal 2007 associated mainly with over $12,000,000 in new system and power converter orders in our Power Electronic Systems business unit and with the contract modification which provided $13,344,000 in additional funding on the Navy 36.5 MW motor program, thereby fully funding the program at $90,150,000 and converting it from a cost-plus-incentive-fee contract to a firm-fixed-price contract on April 26, 2006. The additional new orders added to backlog during the first quarter of fiscal 2007 were offset by revenues recognized in the quarter ended June 30, 2006 on the 36.5 MW motor program and LIPA cable project, as work continues to progress on these multi-year contracts, which were originally awarded in February and April of 2003, respectively. These current funding commitments, including $17,077,000 on U.S. government contracts, are subject to certain standard cancellation provisions. Additionally, several of our government contracts are being funded incrementally, and as such, are subject to the future authorization and appropriation of government funding on an annual basis. We have a history of successful performance under incrementally-funded contracts with the government.

Of the current commitment amount of $37,151,000 as of June 30, 2006, approximately 88% is billable to and potentially collectable from our customers within the next 12 months.

The possibility exists that we may pursue acquisition and joint venture opportunities in the future that may affect liquidity and capital resource requirements.

To date, inflation and foreign exchange have not had a material impact on our financial results.

New Accounting Pronouncements

A discussion of recent accounting pronoucements is included in Note 17 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2006.

In June 2006, the FASB ratified the consensus reached by the EITF on Issue no. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concluded that the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, EITF 06-3 prescribes that a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006 with earlier adoption permitted. We are currently evaluating the provisions of EITF 06-3.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk through financial instruments, such as investments in marketable securities, is limited to interest rate risk and is not material. Our investments in marketable securities consist primarily of corporate debt instruments and are designed, in order of priority, to preserve principal, provide liquidity, and maximize income. Interest rates are variable and fluctuate with current market conditions. We do not believe that a 10% change in interest rates would have a material impact on our financial position or results of operation.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2006, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Other than the implementation of a new financial information system, discussed below, no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

In April 2006, the Company implemented a significant upgrade to its financial information systems software, which affected a majority of its financial transactions. The Company believes this implementation strengthened the overall design and operating effectiveness of its internal control over financial reporting.

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

While the following risk factors have been updated to reflect developments subsequent to the filing of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, there have been no material changes to the risk factors included in that report.

We have a history of operating losses, and we expect to incur losses in the future.

We have been principally engaged in research and development activities. We have incurred net losses in each year since our inception. Our net loss for the three months ended June 30, 2006 was $6,723,000 and for the fiscal years ended March 31, 2006, March 31, 2005, and March 31, 2004 was $30,876,000, $19,660,000, and $26,733,000, respectively. Our accumulated deficit as of June 30, 2006 was $357,103,000. We expect to continue to incur operating losses until at least the end of fiscal 2009, and there can be no assurance that we will ever achieve profitability.

We had cash, cash equivalents and short and long-term marketable securities totaling $55,393,000 at June 30, 2006. We believe our available cash will be sufficient to fund our working capital, capital expenditures, and other cash requirements through at least the end of fiscal 2008. However, we may need additional funds if our performance deviates significantly from our current business plan, if there are significant changes in competitive or other market factors, or if unforeseen circumstances arise. Such funds may not be available, or may not be available under terms acceptable to us.

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

As we begin to market and sell our superconductor products, we will face intense competition both from competitors in the superconductor field and from vendors of traditional products and new technologies. There are many companies in the United States, Europe, Japan and China engaged in the development of HTS wire, including Sumitomo Electric Industries, Intermagnetics General, European High Temperature Superconductors, Nexans, Trithor, Fujikura, Furukawa Electric, Showa, THEVA, and Innova Superconductor Technology. The superconductor industry is characterized by rapidly changing and advancing technology. Our future success will depend in large part upon our ability to keep pace with advancing HTS and LTS technology and developing industry standards. Our SMES products and integrated power electronic products, such as D-VAR , compete with a variety of other products such as dynamic voltage restorers (DVRs), static VAR compensators (SVCs), static compensators (STATCOMS), flywheels, power electronic converters and battery-based power supply systems. Competition for our PowerModules™ includes products from ABB, Alstom, Siemens, Mitsubishi Electric, Ecostar, Inverpower, SatCon, Semikron and Xantrex. The HTS motor and generator products that we are developing face competition from copper wire-based motors and generators, from permanent magnet motors that are being developed, and from companies developing HTS rotating machinery including Converteam (formerly Alstom Power Conversion), Doosan Heavy Industries & Construction, GE, Ishikawajima-Harima Heavy Industries Co., Rockwell, and Siemens. Research efforts and technological advances made by others in the superconductor field or in other areas with applications to the power quality and reliability markets may render our development efforts obsolete. Many of our competitors have substantially greater financial resources, research and development, manufacturing and marketing capabilities than we have. In addition, as the HTS wire, HTS electric motors and generators, and power electronic systems markets develop, other large industrial companies may enter those fields and compete with us. If we are unable to compete successfully, it may harm our business, which in turn may limit our ability to acquire or retain customers.

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

We may in the future acquire complementary businesses or technologies, although we currently have no commitments or agreements. If we do pursue acquisitions, management’s attention and resources may be diverted from other business concerns. An acquisition may also involve a significant purchase price and significant transaction-related expenses.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 15, 2006, we issued and sold 30,000 shares of our common stock to China Centric Associates, LLC (“CCA”), at a purchase price of $.01 per share in connection with a consulting agreement in which CCA is helping delineate our business/marketing strategy in China. These shares vest over a three-year period and unvested shares are subject to repurchase by us for $.01 per share under certain circumstances. There were no underwriters involved in this sale of common stock, and we issued and sold these shares of common stock in reliance on the exemption under Section 4(2) of the Securities Act of 1933.

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

AMERICAN SUPERCONDUCTOR CORPORATION

August 9, 2006	/s/ Gregory J. Yurek
Date	Gregory J. Yurek
Director, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

August 9, 2006	/s/ Thomas M. Rosa
Date	Thomas M. Rosa
Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
10.1	Severance Agreement dated as of May 4, 2006 between the Registrant and Angelo R. Santamaria (1)

10.2	Severance Agreement dated as of May 4, 2006 between the Registrant and Terry M. Winter (1)

10.3	Severance Agreement dated as of May 4, 2006 between the Registrant and Charles W. Stankiewicz (1)

10.4	Severance Agreement dated as of May 4, 2006 between the Registrant and Thomas M. Rosa (1)

10.5	Executive Incentive Plan for Fiscal 2007

10.6	Amendment No. 2 dated June 20, 2006 to Rights Agreement dated as of October 30, 1998, as amended, between the Registrant and American Stock Transfer & Trust Company (2)

10.7	Second Amended and Restated 1997 Director Stock Option Plan, as amended (3)

31.1	Chief Executive Officer - Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer - Certification pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer - Certification pursuant to Rule13a-14(b) or Rule 15d- 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer - Certification pursuant to Rule 13a-14(b) or Rule 15d- 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on May 4, 2006 (Commission File No. 000-19672).
(2)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 26, 2006 (Commission File No. 000-19672).
(3)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 2, 2006 (Commission File No. 000-19672).