Form 10-Q
period 2006-09-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2006-11-09
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	33,374,382
Class	Outstanding as of November 6, 2006

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	March 31, 2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$13,007,412	$35,171,181
Marketable securities	33,125,066	30,497,424
Accounts receivable, net	16,448,493	9,014,035
Inventory	10,023,029	9,006,034
Prepaid expenses and other current assets	734,391	901,606

Total current assets	73,338,391	84,590,280

Property, plant and equipment:
Land	4,021,611	4,021,611
Construction in progress - equipment	5,980,559	1,971,019
Building	34,286,378	34,286,378
Equipment	40,768,667	40,405,415
Furniture and fixtures	3,356,692	3,341,075
Leasehold improvements	5,988,969	5,988,968

	94,402,876	90,014,466
Less: accumulated depreciation	(46,691,282)	(45,234,899)

Property, plant and equipment, net	47,711,594	44,779,567

Goodwill	1,107,735	1,107,735
Other assets	3,060,703	2,992,880

Total assets	$125,218,423	$133,470,462

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$17,334,846	$16,498,373
Deferred revenue	3,540,933	1,872,126

Total current liabilities	20,875,779	18,370,499

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $.01 par value
Authorized shares-100,000,000; shares issued and outstanding 33,373,850 and 32,890,264 at September 30, 2006 and March 31, 2006, respectively	333,739	328,903
Additional paid-in capital	468,089,961	466,605,479
Deferred compensation	—	(1,330,393)
Deferred contract costs - warrant	(16,554)	(19,564)
Accumulated other comprehensive loss	14,574	(105,181)
Accumulated deficit	(364,079,076)	(350,379,281)

Total stockholders’ equity	104,342,644	115,099,963

Total liabilities and stockholders’ equity	$125,218,423	$133,470,462

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenues:
Contract revenue	$656,894	$280,255	$1,143,836	$1,037,933
Product sales and prototype development contracts	8,943,382	10,600,785	22,501,893	22,044,774

Total revenues	9,600,276	10,881,040	23,645,729	23,082,707

Costs and expenses:
Costs of revenue-contract revenue	556,860	247,555	882,602	900,884
Costs of revenue-product sales and prototype development contracts	8,563,059	11,466,344	22,162,331	22,807,853
Research and development	3,538,685	3,763,859	7,601,316	7,158,945
Selling, general and administrative	4,418,460	2,599,389	7,914,531	5,760,356

Total costs and expenses	17,077,064	18,077,147	38,560,780	36,628,038

Operating loss	(7,476,788)	(7,196,107)	(14,915,051)	(13,545,331)

Interest income	591,197	624,119	1,268,802	1,233,002
Other income (expense), net	(90,760)	(186,807)	(53,546)	(84,902)

Net loss	$(6,976,351)	$(6,758,795)	$(13,699,795)	$(12,397,231)

Net loss per common share
Basic and Diluted	$(0.21)	$(0.21)	$(0.42)	$(0.38)

Weighted average number of common shares outstanding
Basic and Diluted	32,898,130	32,765,382	32,851,665	32,748,178

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Net loss	$(6,976,351)	$(6,758,795)	$(13,699,795)	$(12,397,231)

Other comprehensive income (loss)
Foreign currency translation	2,250	(436)	1,642	(998)
Unrealized gain (loss) on marketable securities	73,731	(15,312)	118,113	27,691

Other comprehensive income (loss)	75,981	(15,748)	119,755	26,693

Comprehensive loss	$(6,900,370)	$(6,774,543)	$(13,580,040)	$(12,370,538)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended September 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net loss	$(13,699,795)	$(12,397,231)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	2,064,174	3,930,774
Stock-based compensation expense	1,798,937	243,801
Stock-based compensation expense - non-employee	100,268	—
Loss on disposal of PP&E and abandoned patents	37,939	51,779
Amortization of deferred warrant costs	3,010	3,010
Loss on re-valuation of warrant	52,240	80,580
Changes in operating asset and liability accounts :
Accounts receivable	(7,434,458)	480,713
Inventory	(1,016,995)	(3,566,213)
Prepaid expenses and other current assets	168,729	322,712
Accounts payable and accrued expenses	784,233	(2,049,293)
Deferred revenue	1,668,807	296,520

Net cash used in operating activities	(15,472,911)	(12,602,848)

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,599,886)	(787,996)
Proceeds from the sale of property, plant and equipment	52,500	18,935
Purchase of marketable securities	(41,539,314)	(48,437,332)
Proceeds from the sale of marketable securities	39,029,785	67,004,282
Increase in other assets	(554,449)	(391,824)

Net cash (used in) provided by investing activities	(7,611,364)	17,406,065

Cash flows from financing activities:
Proceeds from issuances of common stock	920,506	675,345

Net cash provided by financing activities	920,506	675,345

Net increase (decrease) in cash and cash equivalents	(22,163,769)	5,478,562

Cash and cash equivalents at beginning of period	35,171,181	38,592,032

Cash and cash equivalents at end of period	$13,007,412	$44,070,594

Noncash issuance of common stock	$—	$529,645

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

The Company has generated operating losses since its inception in 1987 and expects to continue incurring losses until at least the end of fiscal 2009. Operating losses for the fiscal years ended March 31, 2006, 2005 and 2004 have contributed to net cash used by operating activities of $19,588,588, $9,283,107 and $17,421,953, respectively, for these periods. For the six months ended September 30, 2006, net cash used by operating activities was $15,472,911.

The Company had cash, cash equivalents and short-term marketable securities of $46,132,478 as of September 30, 2006. To supplement the Company’s cash available for operations, as well as for capital expenditures for the scale-up of manufacturing of second generation (2G) wire, the Company issued 4,600,000 shares of its common stock in a public equity offering in March 2005 that raised $45,540,000 (after deducting underwriting commissions and discounts but before deducting offering expenses).

The Company currently derives a portion of its revenue from research and development contracts. The Company recorded contract revenue related to research and development contracts of $656,894 and $280,255 for the three months ended September 30, 2006 and 2005, respectively, and $1,143,836 and $1,037,933 for the six months ended September 30, 2006 and 2005, respectively. In addition, the Company recorded prototype development contract revenue on U.S. Navy and other contracts of $1,364,671 and $2,067,436 for the three months ended September 30, 2006 and 2005, respectively, and $10,398,011 and $8,011,660 for the six months ended September 30, 2006 and 2005, respectively which are included under “Revenues – Product sales and prototype development contracts.”

Costs of revenue include research and development (R&D) and selling, general, and administrative (SG&A) expenses that are incurred in the performance of these development contracts.

R&D and SG&A expenses included as costs of revenue were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Research and development expenses	$3,406,706	$5,380,136	$12,049,343	$12,782,496
Selling, general and administrative expenses	$611,516	$477,637	$2,533,978	$1,948,585

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The unaudited condensed consolidated financial statements of the Company presented herein have been prepared in accordance with the Securities and Exchange Commission’s (SEC) instructions to Form 10-Q and as such do not include all of the information and note disclosures included in annual financial statements prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosure normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended September 30, 2006 and 2005 and the financial position at September 30, 2006.

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

3. Stock-Based Compensation

On April 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” which requires the Company to account for stock-based payment transactions using a fair value-based method and recognize the related expense in the results of operations. The Company applied the provisions of Staff Accounting Bulletin No. 107 in its adoption of SFAS No. 123(R). Prior to its adoption of SFAS No. 123(R), the Company accounted for stock-based payments to employees using the Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” intrinsic value method and, therefore, the Company recognized compensation expense for restricted stock awards and did not recognize compensation cost for employee stock options where the exercise price of the stock option was equal to the market value of the underlying common stock on the date of grant. SFAS No. 123(R) allows companies to choose one of two transition methods: the modified prospective method or the modified retrospective transition method. Effective April 1, 2006, the Company elected the modified prospective method of transition and accordingly has not restated the results of prior periods. Stock-based compensation expense includes expense for the unvested awards outstanding at March 31, 2006 and all awards granted subsequent to March 31, 2006.

Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The fair value of restricted stock awards is determined by reference to the fair market value of the Company’s common stock on the date of grant. Consistent with the valuation method the Company used for disclosure-only purposes under the provisions of SFAS No. 123, the Company uses the Black-Scholes model to value service condition and performance condition awards under SFAS No. 123(R). For awards with service conditions, the Company recognizes compensation cost on a

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(unaudited)

straight-line basis over the requisite service/vesting period. For awards with service and performance conditions and graded-vesting features (a certain percentage of stock awards vest each period), the Company recognizes compensation costs on an accelerated, graded-vesting basis over the requisite service/vesting period. The Company uses the lattice model to value market condition awards. For awards with market conditions with a single cliff vest feature, the Company recognizes compensation costs on a straight-line basis over the requisite service period.

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatilities of the Company’s common stock, forfeiture rates and expected terms. The expected volatility rates are estimated based on historical and implied volatilities of the Company’s common stock. The expected term represents the average time that the options that vest are expected to be outstanding based on the vesting provisions and the Company’s historical exercise, cancellation and expiration patterns. The Company estimates pre-vesting forfeitures when recognizing compensation expense based on historical and forward-looking factors. Changes in estimated forfeiture rates and differences between estimated forfeiture rates and actual experience may result in significant, unanticipated increases or decreases in stock-based compensation expense from period to period. The termination of employment by certain employees who hold large numbers of stock-based compensation instruments may also have a significant, unanticipated impact on forfeiture experience and, therefore, on share-based compensation expense. The Company will update these assumptions on at least an annual basis and on an interim basis if significant changes to the assumptions are warranted.

The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures of 15%, is amortized over the awards’ service period. Based on the fair value of options, restricted stock and employee stock purchase rights, the Company recognized expense of $1,018,699 and $1,798,937 for the three and six months ended September 30, 2006, respectively. The total unrecognized compensation cost for unvested stock-based compensation awards outstanding at September 30, 2006 is $4.4 million. This expense will be recognized over a weighted average expense period of approximately 1.5 years.

The Company’s financial statements for periods prior to April 1, 2006 for which stock-based compensation in these periods was accounted for under APB No. 25, “Accounting for Stock Issued to Employees”, have not been restated. The adoption of SFAS No. 123(R) had a significant impact on the Company’s results of operations. The Company’s consolidated statement of operations for the three and six months ended September 30, 2006 includes the following stock-based compensation expense:

Stock-based compensation in the Statement of Operations by line item	For three months ended September 30, 2006	For six months ended September 30, 2006
Costs of revenue-product sales	$96,028	$168,360
Research and development	206,028	431,684
Selling, general and administrative	716,643	1,198,893

Total stock-based compensation expense	$1,018,699	$1,798,937

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(unaudited)

Stock-based compensation costs are classified in costs of revenue and operating expenses consistent with the classification of cash compensation paid to the same employees. As a result of the adoption of SFAS No.123(R), stock-based compensation expense (excluding restricted stock awards) increased the net loss and net loss per share by $405,306 and $0.01 for the three months ended September 30, 2006, respectively, and $894,575 and $0.03 for the six months ended September 30, 2006, respectively. In addition, stock compensation expense included $613,393 and $904,362 for the three and six months ended September 30, 2006, respectively, relating to restricted stock awards that would have been recognized as expense under APB No. 25.

The components of stock-based compensation for the three and six months ended September 30, 2006 were as follows:

Stock-based compensation expense by type of award	For three months ended September 30, 2006	For six months ended September 30, 2006
Stock options	$387,941	$862,212
Restricted stock	613,393	904,362
Employee stock purchase plan	17,365	32,363

Total stock-based compensation expense	$1,018,699	$1,798,937

The following table summarizes information about employee and non-employee stock options, warrants and unvested restricted stock outstanding at September 30, 2006:

Outstanding				Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2006	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable at September 30, 2006	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.00 - 5.89	813,232	$1.71	7.9	341,513	$3.59
5.89 - 11.78	1,715,352	9.83	5.0	1,386,847	9.93
11.78 – 17.66	926,140	13.18	4.8	739,405	13.12
17.66 – 29.44	394,100	25.64	3.5	394,100	25.64
29.44 – 35.33	750,000	32.56	3.8	750,000	32.56
35.33 – 41.21	5,000	40.75	3.9	5,000	40.75
41.21 – 58.88	40,000	58.88	3.4	40,000	58.88

$0.00 - 58.88	4,643,824	$14.55	5.2	3,656,865	$16.90	4.28

The following table summarizes the information concerning currently outstanding and exercisable employee and non-employee options and warrants:

	Options/ Shares	Weighted average Exercise Price	Number Exercisable
Outstanding at March 31, 2006	4,468,750	$15.62	3,341,228
Granted at fair value	35,500	10.04
Exercised	(130,349)	5.50
Forfeited/canceled	(153,496)	12.44

Outstanding at September 30, 2006	4,220,405	$16.00	3,656,865

Available for grant at September 30, 2006:	1,920,872

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(unaudited)

The weighted-average grant-date fair value of time-based stock option awards granted during the six months ended September 30, 2006 was $6.51 per share. The aggregate intrinsic value of all outstanding options at September 30, 2006 was $2,569,669. The aggregate intrinsic value of exercisable options at September 30, 2006 was $2,213,005 and the aggregate intrinsic value of options exercised during the six months ended September 30, 2006 was $638,242. Intrinsic value represents the amount by which the market price of the common stock exceeds the exercise price of the options. The total fair value of options vested during the three and six months ended September 30, 2006 was $391,786 and $2,836,219, respectively.

The cash proceeds from employee stock purchases and option exercises under all stock-based payment arrangements for the three and six months ended September 30, 2006 were $246,600 and $920,506, respectively.

The weighted average assumptions used in the Black-Scholes valuation model for stock options granted during the three and six months ended September 30, 2006 are as follows:

	For three months ended September 30, 2006	For six months ended September 30, 2006
Dividend yield	None	None
Expected volatility	70.35%	68.42%
Risk-free interest rate	5.125%	5.125%
Expected life (years)	5.8	5.8

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

The following table summarizes the employee and non-employee restricted stock activity for the six months ended September 30, 2006:

	Shares	Weighted average grant date fair value	Weighted average remaining contractual life
Outstanding at March 31, 2006	210,225	$10.36	8.71
Granted	311,288	8.71
Vested	(87,800)	9.90
Forfeited	(10,294)	10.20

Outstanding at September 30, 2006	423,419	$9.25	9.22

The total fair value of time-based restricted stock that vested during the six months ended September 30, 2006 was $869,466.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(unaudited)

Pro forma Information under SFAS 123 and APB25

Prior to April 1, 2006, the Company accounted for its stock plans under the provisions of APB No. 25 and elected to apply the disclosure only provisions of SFAS No. 123. Had compensation cost for awards granted under the Company’s stock-based compensation plan been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the effect on certain financial information of the Company would have been as follows for the three and six months ended September 30, 2005:

	For three months ended September 30, 2005	For six months ended September 30, 2005
Net loss	$(6,758,795)	$(12,397,231)
Add: Stock compensation expense under APB 25 in the statements of operations	116,373	243,801
Less: Stock compensation costs, net of tax, had all options been recorded at fair value per SFAS 123	(1,216,820)	(1,847,301)

Pro forma net loss	$(7,859,242)	$(14,000,731)

Weighted average shares, basic and diluted	32,765,382	32,748,178
Net loss per share, as reported	$(0.21)	$(0.38)
Net loss per share, pro forma	$(0.24)	$(0.43)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:

	For three months ended September 30, 2005	For six months ended September 30, 2005
Dividend yield	None	None
Expected volatility	52.93%	51.01%
Risk-free interest rate	3.875%	3.875%
Expected life (years)	6.12	6.12

The weighted-average fair value of options granted was $6.79 for the three months ended September 30, 2005 and $5.85 for the six months ended September 30, 2005.

Stock-Based Compensation Plans

The Company has two active stock plans: the Second Amended and Restated 1997 Director Stock Option Plan (the 1997 Director Plan) and the 2004 Stock Incentive Plan (the 2004 Plan).

The Plans provide for the issuance of restricted stock, incentive stock options and non-qualified stock options to purchase the Company’s common stock. In the case of incentive stock options, the exercise price shall be equal to at least the fair market value of the common stock, as determined by the Board of Directors, on the date of grant. The contractual life of options is generally 10 years. Options generally vest over a 3-5 year period while restricted stock generally vests over a 2-5 year period. The 1997 Director Plan is for members of the Board of Directors who are not also employees of the Company (outside directors). Effective July 27, 2006 under the 1997 Director Plan, each outside director will receive an annual award of 5,000 fully-vested shares of common stock.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(unaudited)

Employee Stock Purchase Plan

Effective April 1, 2006, the Company amended its employee stock purchase plan (ESPP) to eliminate the look-back option feature but retained the 15% purchase discount. The Company recognized compensation expense of $17,365 for the three months ended September 30, 2006 and $32,363 for the six months ended September 30, 2006 related to the ESPP.

4. Net Loss per Common Share

Basic earnings per share (EPS) is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. Common equivalent shares include the effect of the exercise of stock options and warrants, and unvested restricted stock. For the three and six months ended September 30, 2006 and 2005, common equivalent shares of 4,643,824 and 4,910,194, respectively, were not included in the calculation of diluted EPS as they were considered antidilutive.

5. Accounts Receivable

Accounts receivable at September 30, 2006 and March 31, 2006 consisted of the following:

	September 30, 2006	March 31, 2006
Accounts receivable (billed)	$6,909,245	$5,148,407
Accounts receivable (unbilled)	9,539,248	3,865,628

Total accounts receivable	$16,448,493	$9,014,035

6. Inventory

Inventories at September 30, 2006 and March 31, 2006 consisted of the following:

	September 30, 2006	March 31, 2006
Raw materials	$1,010,805	$948,422
Work-in-progress	4,273,081	2,202,152
Finished goods	1,917,952	2,773,413
Deferred program costs	2,821,191	3,082,047

	$10,023,029	$9,006,034

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(unaudited)

Deferred program costs of $2,821,191 as of September 30, 2006 represent costs incurred in excess of funding on a Department of Energy (DOE) sponsored program to install an HTS power cable in the transmission grid of the Long Island Power Authority (LIPA). These costs were recorded as inventory because future funding sufficient to cover these deferred costs was deemed probable.

The deferred program costs of $3,082,047 as of March 31, 2006 represent costs incurred in excess of funding on the U.S. Navy program to build a 36.5 megawatt (MW) motor. These costs were relieved from inventory and the related revenue was recognized in the first quarter of fiscal 2007 upon receipt of incremental funding from the Navy in April 2006.

Finished goods inventory includes the cost of products shipped to customers on contracts on which revenue will be deferred until final customer acceptance.

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at September 30, 2006 and March 31, 2006 consisted of the following:

	September 30, 2006	March 31, 2006
Accounts payable	$4,193,890	$7,758,543
Accrued expenses	4,709,362	2,484,094
Accrued subcontractor program costs	6,141,127	3,869,351
Accrued litigation costs (including warrants)	998,500	946,260
Accrued vacation	801,374	881,444
Accrued management bonus	490,593	558,681

Accounts payable and accrued expenses	$17,334,846	$16,498,373

8. Commitments and Contingencies

Under Delaware law and the Company’s by-laws, the Company is required to indemnify its officers and directors for liabilities incurred under certain circumstances. The maximum potential amount of future payments the Company could be required to make is unlimited; however, the Company has a Director and Officer insurance policy that limits its indemnification exposure and enables it to recover a portion of certain future amounts paid. As a result of its insurance policy coverage, the Company believes its indemnification exposure is minimal. These indemnification obligations were grandfathered under the provisions of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 45 as they were in effect prior to March 31, 2003. Accordingly, the Company has no liabilities recorded under FIN No. 45 as of September 30, 2006.

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

The accrued warrant cost will continue to be classified as a current liability in accordance with Emerging Issues Task Force (EITF) Issue No. 00-19 until such time as the Warrant is exercised, and will be marked to market based primarily on the current price and expected volatility of the Company’s common stock as of the end of each reporting period. The Warrant was re-valued at $998,500 as of September 30, 2006, resulting in a loss of $52,240 (reported under Other income (expense) in the Condensed Consolidated Statements of Operations for the six months ended September 30, 2006), compared to the March 31, 2006 warrant valuation of $946,260. The following Black-Scholes assumptions were used:

	September 30, 2006	March 31, 2006
Expected volatility	61.38%	52.4%
Risk-free interest rate	4.9%	4.63%
Expected life (years)	3.5	4.0

9. Cost-Sharing Arrangements

The Company has entered into several cost-sharing arrangements with various agencies of the United States government. Funds paid to the Company under these agreements are not reported as revenues but are used to directly offset a portion of the Company’s R&D and SG&A expenses, and to purchase capital equipment. The Company recorded costs and funding under these agreements of $1,921,717 and $794,108, respectively, for the three months ended September 30, 2006 and $388,133 and $179,283, respectively, for the three months ended September 30, 2005. The Company recorded costs and funding under these agreements of $3,592,250 and $1,543,639, respectively, for the six months ended September 30, 2006 and $635,395 and $308,635, respectively, for the six months ended September 30, 2005. At September 30, 2006, total funding received to date under these agreements was $21,805,000.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(unaudited)

10. Business Segment Information

The Company has three reportable business segments—AMSC Wires, SuperMachines, and Power Electronic Systems.

The AMSC Wires business segment develops, manufactures and sells HTS wire. The focus of this segment’s current development, manufacturing and sales efforts is on HTS wire for power transmission cables, motors, generators, synchronous condensers, fault current limiters, and specialty electromagnets.

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

A majority of the Company’s sales are to U.S.-based customers. All of the Company’s revenue transactions are originated and fulfilled from the U.S.

The operating results for the three business segments are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
Revenues*	2006	2005	2006	2005
AMSC Wires	$1,633,675	$3,879,970	$2,895,821	$6,808,114
SuperMachines	1,493,551	2,271,342	10,728,825	8,273,300
Power Electronic Systems	6,473,050	4,729,728	10,021,083	8,001,293

Total	$9,600,276	$10,881,040	$23,645,729	$23,082,707

*	See Note 9. Cost-sharing funding is not included in reported revenues.

	Three Months Ended September 30,		Six Months Ended September 30,
Operating profit (loss)	2006	2005	2006	2005
AMSC Wires	$(3,616,980)	$(6,073,756)	$(8,033,972)	$(10,711,443)
SuperMachines	(2,477,046)	(360,142)	(3,580,326)	(424,434)
Power Electronic Systems	215,412	(183,048)	(495,225)	(1,220,501)
Unallocated corporate expense**	(1,598,174)	(579,161)	(2,805,528)	(1,188,953)

Total	$(7,476,788)	$(7,196,107)	$(14,915,051)	$(13,545,331)

**	Unallocated corporate expenses include stock-based compensation expense of $1,018,699 and $116,373 for the three months ended September 30, 2006 and September 30, 2005, respectively; and $1,798,937 and $243,801 for the six months ended September 30, 2006 and September 30, 2005, respectively.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(unaudited)

The assets for the three business segments (plus Corporate cash) are as follows:

	For the Period Ended
	September 30, 2006	March 31, 2006
AMSC Wires	$54,324,089	$51,897,218
SuperMachines	10,629,431	7,491,753
Power Electronic Systems	14,132,425	8,412,886
Corporate cash and marketable securities	46,132,478	65,668,605

Total	$125,218,423	$133,470,462

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

11. Expiration of Stock Rights

On June 20, 2006, the Company amended the Rights Agreement dated as of October 30, 1998, as amended (the Rights Agreement), between the Company and American Stock Transfer & Trust Company, as Rights Agent, to change the final expiration date of the rights issued under the Rights Agreement from October 30, 2008 to June 30, 2006. As a result of such amendment, the rights expired and the Rights Agreement effectively terminated as of June 30, 2006.

12. New Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 17 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006.

In June 2006, the FASB ratified the consensus reached by the EITF on Issue no. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3). EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concluded that the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, EITF 06-3 prescribes that a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006 with earlier adoption permitted. The Company is currently evaluating the provisions of EITF 06-3.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(unaudited)

enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company is currently evaluating the provisions of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier adoption permitted. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with limited exceptions. The Company is currently evaluating the provisions of SFAS 157.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” expressing the Staff’s views regarding the process of quantifying financial statement misstatements. There have been two widely-recognized methods for quantifying the effects of financial statement errors: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of the error on each financial statement and the related financial statement disclosure. This model is commonly referred to as a “dual approach” because it essentially requires quantification of errors under both the iron-curtain and the roll-over methods. The provisions of SAB 108 should be applied to annual financial statements covering the first fiscal year ending after November 15, 2006. The Company is currently evaluating the provisions of SAB 108.

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

Our HTS wire addresses constraints on the power grids by increasing the electric current carrying capacity of the transmission cables comprising these power grids and by providing for the manufacture of controllable alternating current power cables. In addition, our HTS wire, when incorporated into primary electrical equipment such as motors and generators, can provide increased manufacturing and operating savings due to a significant reduction in the size and weight of this equipment. Also, our power electronic converters increase the quantity, quality and reliability of electric power that is transmitted by electric utilities or consumed by large industrial entities.

Our products are in varying stages of commercialization. Our power electronic converters have been sold commercially, as part of an integrated system, to utilities, manufacturers and wind farm owners since 1999. Our HTS wire has been produced commercially since the beginning of 2003, although its principal applications (power cables, rotating machines, specialty magnets) are currently in the prototype stage. Some of these prototypes are funded by U.S. government contracts, primarily with the Department of Defense (DOD) and Department of Energy (DOE). One of our major contracts with the U.S. Navy was converted from cost-plus-incentive-fee contract to a firm-fixed-price contract on April 26, 2006. As such, it is subject to more financial risk in the event of unanticipated cost overruns.

As discussed in our May 1, 2006 Form 8-K, our recent success in the development efforts related to our lower-cost, second generation (2G) HTS wire led to a management decision in March 2006 to complete the transition of our HTS wire manufacturing operation from first generation (1G) to 2G HTS wire. As a result, all 1G wire production has been indefinitely suspended with near-term market needs for HTS wire to be met from more than 400,000 meters of 1G HTS wire inventory that is currently in stock. We expect this action will enable us to achieve our sales objectives for HTS wire while reducing operating losses and operating cash requirements for our AMSC Wires business unit.

Our cash requirements depend on numerous factors, including successful completion of our product development activities, ability to commercialize our product prototypes, rate of customer and market adoption of our products and the continued availability of U.S. government funding during the product development phase. Significant deviations to our business plan with regard to these factors, which are important drivers to our business, could have a material adverse effect on our operating performance, financial condition, and future business prospects. We expect to pursue the expansion of our operations through internal growth and potential strategic alliances and acquisitions. We are currently in the process of converting our 2G HTS wire pre-pilot production line into a full-scale manufacturing line, which we expect will have a gross production capacity in its initial, pilot operation mode of approximately 720,000 meters per year in December 2007. This manufacturing line is expected to require approximately $12 million to $14 million in capital investment by December 2007, of which over $6 million has been spent to date.

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

Stock-based compensation. On April 1, 2006, the first day of our fiscal 2007, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” which requires us to account for stock-based payment transactions using a fair value-based method and recognize the related expense in the results of operations. We applied the provisions of Staff Accounting Bulletin No. 107 in our adoption of SFAS No. 123(R). Prior to our adoption of SFAS No. 123(R), we accounted for stock-based payments to employees using the Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” intrinsic value method and, therefore, we recognized compensation expense for restricted stock awards and did not recognize compensation cost for employee stock options where the exercise price of the stock option was equal to the market value of the underlying common stock on the date of grant. SFAS No. 123(R) allows companies to choose one of two transition methods: the modified prospective method or the modified retrospective transition method. Effective April 1, 2006, we elected the modified prospective method of transition and accordingly have not restated the results of prior periods. Stock-based compensation expense includes expense for the unvested awards outstanding at March 31, 2006 and all awards granted subsequent to March 31, 2006.

Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The fair value of restricted stock awards is determined by reference to the fair market value of our common stock on the date of grant. Consistent with the valuation method we used for disclosure-only purposes under the provisions of SFAS No. 123, we use the Black-Scholes model to value service condition and performance condition awards under SFAS No. 123(R). For awards with service conditions, we recognize compensation cost on a straight-line basis over the requisite service/vesting period. For awards with service and performance conditions and graded-vesting features (a certain percentage of stock awards vest each period), we recognize compensation costs on an accelerated, graded-vesting basis over the requisite service/vesting period. We use the lattice model to value market condition awards. For awards with market conditions with a single cliff vest feature, we recognize compensation costs on a straight-line basis over the requisite service period.

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatilities of our common stock, forfeiture rates and expected terms. The expected volatility rates are estimated based on historical and implied volatilities of our common stock. The expected term represents the average time that the options that vest are expected to be outstanding based on the vesting provisions and our historical exercise, cancellation and expiration patterns. We estimate pre-vesting forfeitures when recognizing compensation expense based on historical and forward-looking factors. Changes in estimated forfeiture rates and differences between estimated forfeiture rates and actual experience may result in significant, unanticipated increases or decreases in stock-based compensation expense from period to period. The termination of employment by certain employees who hold large numbers of stock-based compensation instruments may also have a significant, unanticipated impact on forfeiture experience and, therefore, on share-based compensation expense. We will update these assumptions on at least an annual basis and on an interim basis if significant changes to the assumptions are warranted.

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

We recognize revenue from other product sales upon customer acceptance, which can occur at the time of delivery, installation, or post-installation, where applicable, provided persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and the collectibility is reasonably assured. For multiple-element arrangements, we use the residual method to allocate value to each undelivered item. Under the residual method, each undelivered item is allocated value based on verifiable objective evidence of fair value for that item and the remainder of the total arrangement price is allocated to the delivered items. For a delivered item to be considered a separate unit, the delivered item must have value to the customer on a standalone basis, there must be objective and reliable evidence of fair value of the undelivered items in the arrangement and the delivery or performance of the undelivered items must be considered probable and substantially within our control. We do not provide our customers with contractual rights of return for any of our products. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. The determination of what constitutes a significant post-delivery performance obligation (if any post-delivery performance obligations exist) is the primary subjective consideration we systemically evaluate in the context of each product shipment in order to determine whether to recognize revenue on the order or to defer the revenue until all post-delivery performance obligations have been completed. Customer deposits received in advance of revenue recognition are recorded as deferred revenue until customer acceptance is received. Deferred revenue also represents the amount billed to and/or collected from commercial and government customers on contracts which permit billings to occur in advance of contract performance/revenue recognition.

Allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional provisions for bad debt allowances may be required. The allowance for doubtful accounts was $0 as of September 30, 2006 and March 31, 2006, respectively.

Over 75% of our total revenues in fiscal 2006 and over 63% of our total revenues in the first six months of fiscal 2007 were from two customers we consider to be financially stable – the U.S. government (various agencies thereof) and General Electric. For other customers, allowances for doubtful accounts are evaluated on a case-by-case basis, as necessary, considering several factors such as the age of the accounts receivable, the financial stability of the customer, discussions that may have occurred with the customer, and our judgment as to the overall collectibility of the receivable.

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

The AMSC Wires business segment develops, manufactures and sells HTS wire. The focus of this segment’s current development, manufacturing and sales efforts is on HTS wire for power transmission cables, motors, generators, synchronous condensers, fault current limiters, and specialty electromagnets

Revenues

Total consolidated revenues decreased to $9,600,000 in the quarter ended September 30, 2006 from $10,881,000 for the same prior-year quarter, a decrease of $1,281,000. For the six months ended September 30, 2006, total revenues were $23,646,000, a $563,000 increase over the $23,083,000 of revenues recorded in the comparable period of the prior year.

	For the three months ended September 30,		For the six months ended September 30,
Revenues	2006	2005	2006	2005
SuperMachines	$1,493,000	$2,271,000	$10,729,000	$8,273,000
Power Electronic Systems	6,473,000	4,730,000	10,021,000	8,002,000
AMSC Wires	1,634,000	3,880,000	2,896,000	6,808,000

Total	$9,600,000	$10,881,000	$23,646,000	$23,083,000

The $1,281,000 decrease in consolidated revenues for the quarter ended September 30, 2006 was the result of decreases of $2,246,000 in the AMSC Wires and $778,000 in the SuperMachines business units, partially offset by a $1,743,000 increase in revenues at Power Electronic Systems.

Revenues in our SuperMachines business unit decreased to $1,493,000 for the quarter ended September 30, 2006 from $2,271,000 for the quarter ended September 30, 2005. Prototype development contract revenues relating to work performed on the firm-fixed-price U.S. Navy’s 36.5 MW motor program were $1,328,000 in the quarter ended September 30, 2006 and $2,064,000 in the prior-year quarter. The revenue decrease related to the 36.5MW motor program is due to lower program spending as we enter the final assembly and test phase to complete this program and deliver the motor to the Navy near the end of calendar year 2006. On April 26, 2006, a contract modification from the Navy was received which provided $13,344,000 in additional funding, thereby fully funding the program at $90,150,000 and converting it from a cost-plus-incentive-fee contract to a firm-fixed-price contract. All of the $13,344,000 of additional funding received in April 2006 is expected to be recognized as revenue in fiscal 2007.

In the quarter ended September 30, 2005, program revenues were constrained by a limitation on funding from the Navy, coinciding with the end of the U.S. government’s fiscal year. Due to this funding limitation, $3,630,000 of program costs incurred in excess of available funding were recorded as inventory as of September 30, 2005. These program costs were inventoried as future funding sufficient to cover these deferred costs was deemed probable. Such funding was received in the third quarter of fiscal 2006, at which point the deferred costs were relieved from inventory and the related revenues were recognized.

On October 13, 2006 we signed a cost-plus-fixed fee contract valued at $5,254,000 with the U.S. Naval Sea Systems Command (NAVSEA) for the design and optimization of HTS ship propulsion motors and power electronic drives. The first $1,900,000 of incremental funding has been allotted for the initial stage of this contract which is expected to be completed in the next six months. We are pursuing additional contracts for HTS motors and generators for fiscal 2007 and beyond with the U.S. Navy and our strategic business alliance partner, Northrop Grumman Marine Systems, among others. However, we expect SuperMachines revenues to be lower in fiscal 2007 compared to fiscal 2006 as we deliver the 36.5MW motor near the end of the calendar year and complete this final phase of the $90,150,000 Navy contract.

Revenues in our Power Electronic Systems business unit increased to $6,473,000 for the quarter ended September 30, 2006 from $4,730,000 for the same prior-year quarter, primarily as a result of a higher level of sales of D-VAR®, PQ-IVR™ and PowerModule™ systems.

Revenues in our AMSC Wires business unit - which consist of contract revenues and product sales from HTS wire sales and the DOE-sponsored project to install an HTS power cable in the transmission grid of the Long Island Power Authority (LIPA) - decreased to $1,634,000 for the quarter ended September 30, 2006 from $3,880,000 for the same quarter of the prior year. This decrease was primarily attributable to a $1,818,000 decrease in LIPA-related revenues and a $717,000 decrease in HTS wire sales, partially offset by an increase of $289,000 in contract revenue. Product sales recognized on the LIPA project were $500,000 in the quarter ended September 30, 2006 compared to $2,318,000 in the quarter ended September 30, 2005. LIPA revenues were constrained by a limitation of funding from the DOE in the quarter ended September 30, 2006, coinciding with the end of the U.S. government’s fiscal year. Due to this funding limitation, $2,821,000 of program costs incurred in excess of the available funding were recorded as inventory as of September 30, 2006, as future funding sufficient to cover these deferred costs is deemed probable. HTS wire sales decreased to $606,000 in the quarter ended September 30, 2006 from $1,323,000 in the same prior-year quarter as a result of lower HTS 1G wire shipments.

This decrease in AMSC Wires product sales was partially offset by a $289,000 increase in AMSC Wires contract revenues, which were $528,000 in the second quarter of fiscal 2007 and $239,000 in the same prior-year quarter, as a result of a higher amount of work performed on a 2G research project with the Defense Advanced Research Projects Agency (DARPA). An option on this contract was awarded to us on May 16, 2006 in the amount of $1,306,000, bringing the total contract value to $3,106,000 and extending the period of performance on this contract until November 2007.

We expect revenues in AMSC Wires to be lower in fiscal 2007 than fiscal 2006 as we complete installation of the LIPA cable project in the spring of 2007 and as we install, test, and qualify capital equipment for manufacturing our 2G HTS wire, whose sales are currently constrained by limited manufacturing capacity. We expect to sell limited quantities of 2G HTS wire while we complete the conversion of our pre-pilot line to a full-scale manufacturing line, which we expect to be operating in initial, pilot mode at the end of calendar year 2007. We expect to continue to meet near-term customer demand for HTS wire from the more than 400,000 meters of 1G HTS wire we have in inventory.

For the six-month period ended September 30, 2006, total consolidated revenues increased to $23,646,000 from $23,083,000 for the same prior-year period.

SuperMachines revenues increased by $2,456,000 to $10,729,000 in the six-month period ended September 30, 2006 from $8,273,000 for the same period last year. Prototype development contract revenues relating to work performed on the 36.5 MW motor program were $10,242,000 in the six months ended September 30, 2006 and $8,006,000 in the same prior-year period. Although the level of work performed on the 36.5 MW motor program was higher in the first six months of fiscal 2006 than fiscal 2007, revenue in the six-month period ended September 30, 2005 was constrained by a limitation on funding from the Navy. Due to this funding limitation, $3,630,000 of program costs incurred in excess of available funding were recorded as inventory as of September 30, 2005 and subsequently recognized as revenue in the third quarter of fiscal 2006 when the program received the next block of incremental funding. This contract was subsequently modified from a cost-plus-incentive fee contract to a firm-fixed-price contract, and fully funded in April 2006, as discussed above.

Revenues in Power Electronic Systems increased by $2,019,000 to $10,021,000 for the six-month period ended September 30, 2006 from $8,002,000 for the same period of the prior year as a result of a higher level of D-VAR system shipments, primarily to wind farm operators and utilities.

AMSC Wires’ revenues decreased by $3,912,000 to $2,896,000 for the six-month period ended September 30, 2006 from $6,808,000 for the same prior-year period, due to a decrease of $2,674,000 in LIPA-related revenues, a $1,179,000 decrease in HTS wire sales and a $59,000 decrease in contract revenues. LIPA project revenues decreased to $1,026,000 in the six months ended September 30, 2006 from $3,700,000 in the same period of the prior year as a result of the funding limitation in place as of September 30, 2006. Wire sales to other customers decreased to $1,057,000 in the six months ended September 30, 2006 from $2,236,000 in the same prior-year period due primarily to lower 1G HTS wire sales. Contract revenues decreased to $813,000 in the six months ended September 30, 2006 compared to $872,000 in the same prior-year period as a result of a decrease in work performed on a 2G research contract awarded by the DARPA in June 2004, the first phase of which was completed in fiscal 2006. Revenue on this contract was $338,000 in the six months ended September 30, 2006 compared to $409,000 in the same prior-year period.

Cost-sharing funding

In addition to reported revenues, we also received funding of $794,000 for the quarter ended September 30, 2006 under U.S. government cost-sharing agreements with the U.S. Air Force and DOE, compared to $179,000 for the quarter ended September 30, 2005, an increase of $615,000. For the six months ended September 30, 2006, we received cost-sharing funding of $1,544,000, compared to $309,000 for the same prior-year period. These increases in funding were due to the $5,350,000 Title III contract awarded by the Air Force in December 2005. Under the Title III contract, we recognized cost-sharing funding of $624,000 and $1,131,000 as an offset to operating expenses for the second quarter and six-month period ended September 30, 2006, respectively. As required by government contract accounting guidelines, funding from government cost-sharing agreements is recorded as an offset to research and development and selling, general and administrative expenses, rather than as revenue. We anticipate that a portion of our funding in the future will continue to come from cost-sharing agreements as we continue to develop joint programs with government agencies. Backlog as of September 30, 2006 relating to cost-sharing agreements was $4,039,000.

Costs and expenses

Total costs and expenses for the quarter ended September 30, 2006 were $17,077,000, compared to $18,077,000 for the same quarter last year. Total costs and expenses for the six-month period ended September 30, 2006 were $38,561,000, compared to $36,628,000 for the same period of the prior year.

“Costs of revenue – product sales and prototype development contracts” decreased by $2,903,000 to $8,563,000 for the three months ended September 30, 2006, compared to $11,466,000 for the same quarter of the prior year. This decrease was the result of lower costs associated with the decreased level of product sales in the AMSC Wires business unit, primarily as a result of the recording of $2,821,000 of contract costs as inventory as of September 30, 2006. These inventoried costs on the LIPA project at September 30, 2006 are expected to be recorded as costs of revenue in the second half of fiscal 2007 upon receipt of incremental funding from the DOE. In addition, sales of 1G HTS wire were lower in the three months ended September 30, 2006 than in the same quarter of the prior year, contributing to a reduction in costs of revenues. The decrease in “costs of revenue – product sales and prototype development contracts” from the AMSC Wires business unit was partially offset by an increase in the Power Electronic Systems business unit due to a higher level of sales of D-VAR, PQ-IVR and PowerModule systems. “Costs of revenue – product sales and prototype development contracts” decreased by $646,000 to $22,162,000 in the six-month period ended September 30, 2006 from $22,808,000 for the same period of the prior year in connection with the lower levels of revenue in AMSC Wires, partially offset by higher costs of revenue in Power Electronics Systems and SuperMachines due to higher levels of revenue in the same six-month periods for these business units.

“Costs of revenue – contract revenue” increased by $309,000 to $557,000 for the three months ending September 30, 2006 from $248,000 for the same quarter of the prior year as a result of higher contract revenues. For the six months ended September 30, 2006, “Costs of revenue – contract revenue” decreased by $18,000 to $883,000 from $901,000 for the same period of the prior year despite contract revenues being higher by $106,000 in the first six months of fiscal 2007. This was the result of a heavier concentration of higher-margin firm-fixed-price contracts in fiscal 2007, as opposed to cost-plus-fixed-fee contracts in fiscal 2006.

Research and development

A portion of our R&D expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost-sharing funding. Our R&D expenditures are summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
R&D expenses per Consolidated Statements of Operations	$3,539,000	$3,764,000	$7,601,000	$7,159,000
R&D expenditures classified as Costs of revenue	3,407,000	5,380,000	12,049,000	12,782,000
R&D expenditures offset by cost-sharing funding	409,000	94,000	796,000	176,000

Aggregated R&D expenses	$7,355,000	$9,238,000	$20,446,000	$20,117,000

R&D expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) decreased by $225,000 to $3,539,000 in the quarter ended September 30, 2006 from $3,764,000 for the same prior-year quarter primarily as a result of a higher percentage of R&D cost being offset by cost-sharing funding from the Title III contract. R&D expenses increased by $442,000 to $7,601,000 for the six months ended September 30, 2006 from $7,159,000 for the same period of the prior year primarily as a result of higher stock compensation expense in connection with our adoption of SFAS No. 123(R) on April 1, 2006. Stock compensation expense included in R&D expense was $206,000 and $432,000 in the three and six-month periods ended September 30, 2006, respectively. Aggregated R&D expenses, which include amounts classified as costs of revenue and amounts offset by cost-sharing funding, decreased by $1,883,000 to $7,355,000 in the three months ended September 30, 2006 from $9,238,000 in the same period of the prior year primarily as a result of a lower level of externally funded R&D spending on the Navy 36.5MW motor project. Aggregated R&D expenses increased by $329,000 to $20,446,000 for the six months ended September 30, 2006 from $20,117,000 in the same prior-year period as a result of a higher level of spending in AMSC Wires on 2G wire scale-up efforts and additional stock compensation costs associated with our adoption of SFAS No. 123(R), partially offset by a lower level of externally funded prototype development contract work at SuperMachines.

Selling, general, and administrative

A portion of the SG&A expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as SG&A expenses). Additionally, a portion of SG&A expenses was offset by cost-sharing funding. Our SG&A expenditures are summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
SG&A expenses per Consolidated Statements of Operations	$4,418,000	$2,599,000	$7,915,000	$5,760,000
SG&A expenditures classified as Costs of revenue	612,000	478,000	2,534,000	1,949,000
SG&A expenditures offset by cost-sharing funding	385,000	85,000	748,000	133,000

Aggregated SG&A expenses	$5,415,000	$3,162,000	$11,197,000	$7,842,000

SG&A expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) increased to $4,418,000 and $7,915,000 in the three and six months ended September 30, 2006, respectively, from $2,599,000 and $5,760,000 in the same prior-year periods. These increases were primarily the result of $717,000 and $1,199,000 increases in stock compensation expense recorded in the three and six-month periods ended September 30, 2006, respectively, and a lower level of SG&A cost being absorbed on the 36.5 MW motor program. Aggregated SG&A expenses, which include amounts classified as costs of revenue and amounts offset by cost-sharing funding, increased to $5,415,000 and $11,197,000 for the three and six months ended September 30, 2006, respectively, from $3,162,000 and $7,842,000 for the same prior-year periods. The higher level of aggregated SG&A expenses in the three and six-month periods ended September 30, 2006, compared to the same prior-year periods, was primarily the result of the higher level of stock compensation expense recorded in the first and second quarters of fiscal 2007 in connection with our adoption of SFAS No. 123(R) and higher absorption of SG&A into inventory (deferred program costs) on the 36.5 MW motor program as a result of the limitation of funding in effect on the program as of September 30, 2005.

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

Operating loss

	Three Months Ended September 30,		Six Months Ended September 30,
Operating profit (loss)	2006	2005	2006	2005
SuperMachines	$(2,477,000)	$(360,000)	$(3,580,000)	$(424,000)
Power Electronic Systems	215,000	(183,000)	(495,000)	(1,221,000)
AMSC Wires	(3,617,000)	(6,074,000)	(8,034,000)	(10,711,000)
Unallocated corporate expense**	(1,598,000)	(579,000)	(2,806,000)	(1,189,000)

Total	$(7,477,000)	$(7,196,000)	$(14,915,000)	$(13,545,000)

**	Unallocated corporate expenses include stock-based compensation expense of $1,019,000 and $116,000 for the three months ended September 30, 2006 and September 30, 2005, respectively; and $1,799,000 and $244,000 for the six months ended September 30, 2006 and September 30, 2005, respectively.

The operating loss at SuperMachines increased to $2,477,000 and $3,580,000 in the three and six months ended September 30, 2006, respectively, compared to $360,000 and $424,000 in the same prior-year periods, as a result of lower margins related to the 36.5 MW Navy contract during the three and six months ended September 30, 2006. The margin decrease was primarily the result of higher than planned subcontractor spending and an increase in costs related to a slight delay in the projected completion date for the final assembly and factory testing of our 36.5 MW ship propulsion motor to later in the third quarter of fiscal 2007. The 36.5 MW motor program was converted from a cost-plus-incentive-fee contract to a firm-fixed-price contract on

April 26, 2006. As a result, cost overruns incurred have directly impacted the profitability of this business unit. We expect this business unit to continue to incur operating losses during the remainder of fiscal 2007.

Power Electronic Systems posted an operating profit of $215,000 in the second quarter of fiscal 2007, compared to an operating loss of $183,000 in the same prior-year period. Power Electronics decreased the operating loss to $495,000 during the six months ended September 30, 2006, compared to $1,221,000 in the same prior-year period. Increased product sales during the second quarter contributed to the higher gross margins for the three and six month periods ended September 30, 2006. The higher level of product sales and the current backlog related to our D-VAR, PQ-IVR and PowerModule systems puts this business unit on track to achieve operating profitability for the full fiscal year.

The operating loss at AMSC Wires decreased to $3,617,000 and $8,034,000 in the three and six months ended September 30, 2006, respectively, compared to $6,074,000 and $10,711,000 in the same prior-year periods due to lower depreciation and amortization expense as a result of the $4,960,000 impairment charge on the 1G asset group (consisting of equipment, patents and licenses) that was recorded during the fourth quarter of fiscal 2006, partially offset by higher internally-funded R&D spending on 2G wire development and scale-up activities. We expect this business unit to continue to incur operating losses during the remainder of fiscal 2007.

Interest income/Other expense, net

Interest income decreased to $591,000 in the quarter ended September 30, 2006 from $624,000 in the prior-year quarter, primarily as a result of the lower cash balances available for investment. Interest income increased to $1,269,000 in the six-month period ended September 30, 2006 from $1,233,000 in the same prior-year period as a result of the higher interest rates available on our investments during the first half of fiscal 2007, compared to fiscal 2006, partially offset by lower cash balances available for investment.

Other income (expense), net was ($91,000) in the quarter ended September 30, 2006 compared to ($187,000) in the same quarter of the prior year and consisted primarily of a loss on the revaluation of the warrant issued in April 2005 to TM Capital Corp., a past financial advisor to us, related to a litigation settlement. The litigation settlement amount of $2,653,000, consisting of a $1,700,000 cash payment made in April 2005 and a $953,000 accrued liability relating to the warrant issued for 200,000 shares of our common stock, was accrued in the fourth quarter of fiscal 2005. The accrued warrant cost will continue to be classified as a current liability in accordance with Emerging Issues Task Force (EITF) Issue No. 00-19 until such time as the warrant is exercised, and will be marked to market based primarily on the current price and expected volatility of our common stock as of the end of each reporting period. The warrant was valued at $999,000 as of September 30, 2006 and $911,000 as of June 30, 2006, as compared to the March 31, 2006 warrant valuation of $946,000, resulting in an expense of $88,000 in the quarter ended September 30, 2006 and an expense of $53,000 in the six-month period ended September 30, 2006.

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

Liquidity and Capital Resources

At September 30, 2006, we had cash, cash equivalents and marketable securities of $46,132,000 compared to $65,669,000 at March 31, 2006, a decrease of $19,537,000.

	September 30, 2006	March 31, 2006
Cash and cash equivalents	$13,007,000	$35,171,000
Marketable securities	33,125,000	30,498,000

Total cash, cash equivalents, and marketable securities	$46,132,000	$65,669,000

The decrease in cash and cash equivalents to $13,007,000 at September 30, 2006 from $35,171,000 at March 31, 2006 was primarily the result of $15,573,000 net cash used in operating activities, $4,600,000 for the purchase of capital equipment, and $2,510,000 invested in marketable securities. The $19,537,000 decrease in cash, cash equivalents, and marketable securities to $46,132,000 at September 30, 2006 from $65,669,000 at March 31, 2006 was primarily the result of net cash used in operating activities of $15,473,000 and purchases of capital equipment of $4,600,000.

The principal uses of cash during the six months ended September 30, 2006 were a net loss of $13,700,000, a $7,434,000 increase in accounts receivable, a $1,017,000 increase in inventory and $4,600,000 in capital expenditures, primarily related to the 2G pilot production line. This was partially offset by depreciation and amortization expense of $2,064,000, non-cash stock-based compensation expense of $1,899,000, an increase in accounts payable of $684,000, and an increase of $1,669,000 in deferred revenue. The increase in accounts receivable was the result of delays in milestone payments on the 36.5 MW motor program and a higher accounts receivable balance at Power Electronic Systems due in part to higher system sales in the month of September. The increase in inventory relates to the deferred program costs inventoried on the LIPA project as of the end of September 30, 2006 (due to the funding limitation). We expect the rate of cash use to decline significantly in the second half of fiscal 2007 as we collect receivables from certain customers (particularly the 36.5 MW motor milestone payments coming due from the Navy).

We have generated operating losses since our inception in 1987 and expect to continue incurring losses until at least the end of fiscal 2009. Operating losses for the fiscal years ended March 31, 2006, 2005 and 2004 contributed to net cash used by operating activities of $19,589,000, $9,283,000 and $17,422,000, respectively, for these periods. For the six months ended September 30, 2006, net cash used by operating activities was $15,473,000.

Although our cash requirements fluctuate based on a variety of factors, including customer adoption of our products and our research and development efforts to commercialize our products, we believe that our available cash will be sufficient to fund our working capital, capital expenditures, and other cash requirements through at least the end of fiscal 2008.

The cost for the full-scale manufacturing equipment, which we expect to operate in a pilot mode beginning in December 2007, will have a gross production capacity of approximately 720,000 meters per year in December 2007. The cost of the equipment is expected to be $12,000,000 to $14,000,000 through December 2007, of which over $6,000,000 has been spent to date. The additional capital equipment needed for full commercial production is expected to cost approximately $25,000,000 to $30,000,000, and should result in a commercial manufacturing operation with a gross capacity of approximately 8 million meters of wire per year. Our current plan is to have a commercial manufacturing operation that can produce over 2 million meters per year in place by approximately December 2009. We believe we can increase the manufacturing output of our 2G HTS wire if the market demand for our 2G HTS wire accelerates during this period.

We have backlog (excluding amounts included in accounts receivable) of approximately $42,567,000 to be received after September 30, 2006 from government and commercial customers, compared to $23,761,000 at March 31, 2006. The $18,806,000 increase in backlog from March 31, 2006 to September 30, 2006 was a result of $43,992,000 in new orders and contracts booked during the first six months of fiscal 2007 associated mainly with over $25,296,000 in new system and power converter orders in our Power Electronic Systems business unit. Also contributing was the government contract modification, which provided $13,344,000 in additional funding, on the Navy 36.5 MW motor program, thereby fully funding the program at $90,150,000 and converting it from a cost-plus-incentive-fee contract to a firm-fixed-price contract on April 26, 2006. The additional new orders added into our backlog during the first six months of fiscal 2007 were partially offset by revenues recognized in the six-month period ended September 30, 2006 on the 36.5 MW motor program and LIPA cable project, as work continues to progress on these multi-year contracts, which were originally awarded in February and April of 2003, respectively. The current backlog, including $13,761,000 on U.S. government contracts, is subject to certain standard cancellation provisions. Additionally, several of our government contracts are being funded incrementally, and as such, are subject to the future authorization and appropriation of government funding on an annual basis. We have a history of successful performance under incrementally-funded contracts with the government.

Of the backlog amount of $42,567,000 as of September 30, 2006, approximately 83% is billable to and potentially collectable from our customers within the next 12 months.

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

In June 2006, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the EITF on Issue no. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concluded that the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, EITF 06-3 prescribes that a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006 with earlier adoption permitted. We are currently evaluating the provisions of EITF 06-3.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. We are currently evaluating the provisions of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier adoption permitted. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with limited exceptions. We are currently evaluating the provisions of SFAS 157.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” expressing the Staff’s views regarding the process of quantifying financial statement misstatements. There have been two widely-recognized methods for quantifying the effects of financial statement errors: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of the error on each financial statement and the related financial statement disclosure. This model is commonly referred to as a “dual approach” because it essentially requires quantification of errors under both the iron-curtain and the roll-over methods. The provisions of SAB 108 should be applied to annual financial statements covering the first fiscal year ending after November 15, 2006. We are currently evaluating the provisions of SAB 108.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2006, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

We have been principally engaged in research and development activities. We have incurred net losses in each year since our inception. Our net loss for the six months ended September 30, 2006 was $13,700,000 and for the fiscal years ended March 31, 2006, March 31, 2005, and March 31, 2004 was $30,876,000, $19,660,000, and $26,733,000, respectively. Our accumulated deficit as of September 30, 2006 was $364,079,000. We expect to continue to incur operating losses until at least the end of fiscal 2009, and there can be no assurance that we will ever achieve profitability.

We had cash, cash equivalents and short and long-term marketable securities totaling $46,132,000 at September 30, 2006. We believe our available cash will be sufficient to fund our working capital, capital expenditures, and other cash requirements through at least the end of fiscal 2008. However, we may need additional funds if our performance deviates significantly from our current business plan, if there are significant changes in competitive or other market factors, or if unforeseen circumstances arise. Such funds may not be available, or may not be available under terms acceptable to us.

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

As a company that contracts with the U.S. government, we are subject to financial audits and other reviews by the U.S. government of our costs and performance, accounting and general business practices relating to these contracts. Based on the results of its audits, the U.S. government may adjust our contract-related costs and fees. No assurances can be given that adjustments arising from government audits and reviews would not have a material adverse effect on our results of operations. Some of our contracts with the U.S. government are on a firm fixed price basis and, as such, are subject to more financial risk in the event of unanticipated cost overruns.

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

As we begin to market and sell our superconductor products, we will face intense competition both from competitors in the superconductor field and from vendors of traditional products and new technologies. There are many companies in the United States, Europe, Japan and China engaged in the development of HTS wire, including Sumitomo Electric Industries, Intermagnetics General, European High Temperature Superconductors, Nexans, Zenergy, Fujikura, Furukawa Electric, Showa, THEVA, and Innova Superconductor Technology. The superconductor industry is characterized by rapidly changing and advancing technology. Our future success will depend in large part upon our ability to keep pace with advancing HTS and LTS technology and developing industry standards. Our SMES products and integrated power electronic products, such as D-VAR , compete with a variety of other products such as dynamic voltage restorers (DVRs), static VAR compensators (SVCs), static compensators (STATCOMS), flywheels, power electronic converters and battery-based power supply systems. Competition for our PowerModules includes products from ABB, Alstom, Siemens, Mitsubishi Electric, Ecostar, Inverpower, SatCon, Semikron and Xantrex. The HTS motor and generator products that we are developing face competition from copper wire-based motors and generators, from permanent magnet motors that are being developed, and from companies developing HTS rotating machinery including Converteam (formerly Alstom Power Conversion), Doosan Heavy Industries & Construction, GE, Ishikawajima-Harima Heavy Industries Co., Rockwell, and Siemens. Research efforts and technological advances made by others in the superconductor field or in other areas with applications to the power quality and reliability markets may render our development efforts obsolete. Many of our competitors have substantially greater financial resources, research and development, manufacturing and marketing capabilities than we have. In addition, as the HTS wire, HTS electric motors and generators, and power electronic systems markets develop, other large industrial companies may enter those fields and compete with us. If we are unable to compete successfully, it may harm our business, which in turn may limit our ability to acquire or retain customers.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Company’s Annual Meeting of Stockholders held on July 27, 2006:

Proposal	Votes For	Votes Withheld
1. Election of Directors

Gregory J. Yurek	28,004,872	643,150
Albert J. Baciocco, Jr.	28,091,736	556,286
Vikram S. Budhraja	28,090,660	557,362
Peter O. Crisp	28,084,662	563,360
Richard Drouin	28,091,360	556,662
Andrew G. C. Sage, II	28,083,653	564,369
John B. Vander Sande	28,053,940	594,082

	Votes For	Votes Against	Abstentions	Broker Non-Votes
2.Approval of amendment to Second Amended and Restated 1997 Director Stock Option Plan	12,740,017	1,398,816	116,331	14,392,858

	Votes For	Votes Against	Abstentions	Broker Non-Votes
3. Ratification of independent registered public accounting firm	28,004,384	442,306	201,331	0

Please see the Company’s Proxy Statement filed with the Securities and Exchange Commission (SEC) on June 23, 2006 in connection with the Company’s Annual Meeting of Stockholders held on July 27, 2006 for a description of the matters voted upon.

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

AMERICAN SUPERCONDUCTOR CORPORATION

November 9, 2006	/s/ Gregory J. Yurek
Date	Gregory J. Yurek
Director, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

November 9, 2006	/s/ Thomas M. Rosa
Date	Thomas M. Rosa
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Chief Executive Officer - Certification pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer - Certification pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer - Certification pursuant to Rule13a-14(b) or Rule 15d- 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer - Certification pursuant to Rule 13a-14(b) or Rule 15d- 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.