Form 10-Q
period 2006-12-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2007-02-09
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	34,747,540
Class	Outstanding as of February 6, 2007

AMERICAN SUPERCONDUCTOR CORPORAT ION

AMERICAN SUPERCONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2006	March 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,847,903	$35,171,181
Marketable securities	28,766,070	30,497,424
Accounts receivable, net	11,375,180	9,014,035
Inventory	9,787,444	9,006,034
Prepaid expenses and other current assets	952,831	901,606

Total current assets	63,729,428	84,590,280

Property, plant and equipment:
Land	4,021,611	4,021,611
Construction in progress - equipment	7,362,636	1,971,019
Building	34,893,279	34,286,378
Equipment	42,095,152	40,405,415
Furniture and fixtures	3,368,361	3,341,075
Leasehold improvements	5,988,969	5,988,968

	97,730,008	90,014,466
Less: accumulated depreciation	(47,462,762)	(45,234,899)

Property, plant and equipment, net	50,267,246	44,779,567

Goodwill	1,107,735	1,107,735
Other assets	2,965,256	2,992,880

Total assets	$118,069,665	$133,470,462

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$19,117,848	$16,498,373
Deferred revenue	2,955,859	1,872,126

Total current liabilities	22,073,707	18,370,499
Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $.01 par value
Authorized shares-100,000,000; shares issued and outstanding 33,447,032 and 32,890,264 at December 31, 2006 and March 31, 2006, respectively	334,470	328,903
Additional paid-in capital	469,280,321	466,605,479
Deferred compensation	—	(1,330,393)
Deferred contract costs - warrant	(15,049)	(19,564)
Accumulated other comprehensive income (loss)	21,591	(105,181)
Accumulated deficit	(373,625,375)	(350,379,281)

Total stockholders’ equity	95,995,958	115,099,963

Total liabilities and stockholders’ equity	$118,069,665	$133,470,462

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended December 31,		Nine months ended December 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenues:
Contract revenue	$389,642	$426,078	$1,533,478	$1,464,011
Product sales and prototype development contracts	9,062,163	13,070,223	31,564,056	35,114,997

Total revenues	9,451,805	13,496,301	33,097,534	36,579,008

Costs and expenses:
Costs of revenue-contract revenue	381,332	353,718	1,263,934	1,254,603
Costs of revenue-product sales and prototype development contracts	11,069,836	14,519,086	33,232,167	37,326,939
Research and development	4,099,071	4,039,399	11,700,387	11,198,344
Selling, general and administrative	4,112,167	2,862,118	12,026,698	8,622,473

Total costs and expenses	19,662,406	21,774,321	58,223,186	58,402,359

Operating loss	(10,210,601)	(8,278,020)	(25,125,652)	(21,823,351)

Interest income	510,454	676,777	1,779,256	1,909,779
Other income (expense), net	153,848	149,324	100,302	64,422

Net loss	$(9,546,299)	$(7,451,919)	$(23,246,094)	$(19,849,150)

Net loss per common share
Basic and Diluted	$(0.29)	$(0.23)	$(0.71)	$(0.61)

Weighted average number of common shares outstanding
Basic and Diluted	32,965,989	32,592,878	32,889,911	32,696,223

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Net loss	$(9,546,299)	$(7,451,919)	$(23,246,094)	$(19,849,150)

Other comprehensive income (loss)
Foreign currency translation	2,689	(737)	4,332	(1,735)
Unrealized gain (loss) on marketable securities	4,328	(18,890)	122,440	8,801

Other comprehensive income (loss)	7,017	(19,627)	126,772	7,066

Comprehensive loss	$(9,539,282)	$(7,471,546)	$(23,119,322)	$(19,842,084)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended December 31,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net loss	$(23,246,094)	$(19,849,150)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	3,057,986	5,748,665
Stock-based compensation expense	2,718,934	343,301
Stock-based compensation expense - non-employee	159,310	—
Loss on disposal of PP&E and abandoned patents	54,008	127,280
Amortization of deferred warrant costs	4,515	4,515
Gain on re-valuation of warrant	(110,760)	(69,900)
Changes in operating asset and liability accounts :
Accounts receivable	(2,361,145)	(432,821)
Inventory	(781,410)	(1,911,644)
Prepaid expenses and other current assets	(47,106)	(105,169)
Accounts payable and accrued expenses	2,730,235	(652,884)
Deferred revenue	1,083,733	947,447

Net cash used in operating activities	(16,737,794)	(15,850,360)

Cash flows from investing activities:
Purchase of property, plant and equipment	(7,926,718)	(1,071,598)
Proceeds from the sale of property, plant and equipment	51,500	23,435
Purchase of marketable securities	(58,413,919)	(75,598,454)
Proceeds from the sale of marketable securities	60,267,713	84,537,285
Increase in other assets	(696,618)	(549,807)

Net cash (used in) provided by investing activities	(6,718,042)	7,340,861

Cash flows from financing activities:
Proceeds from issuances of common stock	1,132,558	962,767

Net cash provided by financing activities	1,132,558	962,767

Net decrease in cash and cash equivalents	(22,323,278)	(7,546,732)

Cash and cash equivalents at beginning of period	35,171,181	38,592,032

Cash and cash equivalents at end of period	$12,847,903	$31,045,300

Noncash issuance of common stock	$—	$629,145

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

The Company has generated operating losses since its inception in 1987 and expects to continue incurring losses until at least the end of fiscal 2009. Operating losses for the fiscal years ended March 31, 2006, 2005 and 2004 have contributed to net cash used by operating activities of $19,588,588, $9,283,107 and $17,421,953, respectively, for these periods. For the nine months ended December 31, 2006, net cash used by operating activities was $16,737,794.

The Company had cash, cash equivalents and short-term marketable securities of $41,613,973 as of December 31, 2006. To supplement the Company’s cash available for operations, as well as for capital expenditures for the scale-up of manufacturing of second generation (2G) wire, the Company issued 4,600,000 shares of its common stock in a public equity offering in March 2005 that raised $45,540,000 (after deducting underwriting commissions and discounts but before deducting offering expenses).

The Company currently derives a portion of its revenue from research and development contracts. The Company recorded contract revenue related to research and development contracts of $389,642 and $426,078 for the three months ended December 31, 2006 and 2005, respectively, and $1,533,478 and $1,464,011 for the nine months ended December 31, 2006 and 2005, respectively. In addition, the Company recorded prototype development contract revenue on U.S. Navy and other contracts of $925,395 and $8,731,222 for the three months ended December 31, 2006 and 2005, respectively, and $11,323,406 and $16,742,882 for the nine months ended December 31, 2006 and 2005, respectively which are included under “Revenues – Product sales and prototype development contracts.”

Costs of revenue include research and development (R&D) and selling, general, and administrative (SG&A) expenses that are incurred in the performance of these development contracts.

R&D and SG&A expenses included as costs of revenue were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Research and development expenses	$5,181,215	$9,432,938	$17,230,558	$22,215,435
Selling, general and administrative expenses	$769,576	$1,986,219	$3,303,554	$3,934,804

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The unaudited condensed consolidated financial statements of the Company presented herein have been prepared in accordance with the Securities and Exchange Commission’s (SEC) instructions to Form 10-Q and as such do not include all of the information and note disclosures included in annual financial statements prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosure normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended December 31, 2006 and 2005 and the financial position at December 31, 2006.

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

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatilities of the Company’s common stock, forfeiture rates and expected terms. The expected volatility rates are estimated based on historical and implied volatilities of the Company’s common stock. The expected term represents the average time that the options that vest are expected to be outstanding based on the vesting provisions and the Company’s historical exercise, cancellation and expiration patterns. The Company estimates pre-vesting forfeitures when recognizing compensation expense based on historical and forward-looking factors. Changes in estimated forfeiture rates and differences between estimated forfeiture rates and actual experience may result in significant, unanticipated increases or decreases in stock-based compensation expense from period to period. The termination of employment by certain employees who hold large numbers of stock-based compensation instruments may also have a significant, unanticipated impact on forfeiture experience and, therefore, on stock-based compensation expense. The Company will update these assumptions on at least an annual basis and on an interim basis if significant changes to the assumptions are warranted.

The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures of 15%, is amortized over the awards’ service period. Based on the fair value of options, restricted stock and employee stock purchase rights, the Company recognized stock-based compensation expense of $919,997 and $2,718,934 for the three and nine months ended December 31, 2006, respectively. The total unrecognized compensation cost for unvested stock-based compensation awards outstanding at December 31, 2006 is $4.7 million. This expense will be recognized over a weighted average expense period of approximately 1.6 years.

The Company’s financial statements for periods prior to April 1, 2006 for which stock-based compensation was accounted for under APB No. 25, “Accounting for Stock Issued to Employees,” have not been restated. The adoption of SFAS No. 123(R) had a significant impact on the Company’s results of operations. The Company’s consolidated statement of operations for the three and nine months ended December 31, 2006 includes the following stock-based compensation expense:

Stock-based compensation in the Statement of Operations by line item	For three months ended December 31, 2006	For nine months ended December 31, 2006
Costs of revenue-product sales	$111,038	$279,398
Research and development	228,097	659,781
Selling, general and administrative	580,862	1,779,755

Total stock-based compensation expense	$919,997	$2,718,934

Stock-based compensation costs are classified in costs of revenue and operating expenses consistent with the classification of cash compensation paid to the same employees. As a result

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(unaudited)

of the adoption of SFAS No.123(R), stock-based compensation expense (excluding restricted stock awards) increased the net loss and net loss per share by $522,479 and $0.02 and $1,417,054 and $0.04 for the three and nine months ended December 31, 2006, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25. In addition, stock compensation expense included $397,518 and $1,301,880 for the three and nine months ended December 31, 2006, respectively, relating to restricted stock and stock awards that would have been recognized as expense under APB No. 25.

The components of stock-based compensation for the three and nine months ended December 31, 2006 were as follows:

Stock-based compensation expense by type of award	For three months ended December 31, 2006	For nine months ended December 31, 2006
Stock options	$508,890	$1,371,102
Restricted stock and stock awards	397,518	1,301,880
Employee stock purchase plan	13,589	45,952

Total stock-based compensation expense	$919,997	$2,718,934

The following table summarizes information about employee and non-employee stock options, warrants and unvested restricted stock outstanding at December 31, 2006:

Outstanding				Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2006	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable at December 31, 2006	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$ 0.00 – 5.89	842,711	$1.61	7.8	332,153	$3.59
5.89 – 11.78	1,859,606	9.84	5.4	1,338,264	9.92
11.78 – 17.66	901,510	13.16	4.7	717,805	13.11
17.66 – 29.44	387,500	25.64	3.3	387,500	25.64
29.44 – 35.33	750,000	32.56	3.6	750,000	32.56
35.33 – 41.21	5,000	40.75	3.6	5,000	40.75
41.21 – 58.88	40,000	58.88	3.2	40,000	58.88

$ 0.00 – 58.88	4,786,327	$14.30	5.2	3,570,722	$17.03	4.10

The following table summarizes the information concerning currently outstanding and exercisable employee and non-employee options and warrants:

	Options/ Shares	Weighted average Exercise Price	Number Exercisable
Outstanding at March 31, 2006	4,468,750	$15.62	3,331,228
Granted at fair value	235,500	10.02
Exercised	(158,361)	5.86
Forfeited/canceled	(222,980)	12.61

Outstanding at December 31, 2006	4,322,909	$15.83	3,570,722

Available for grant at December 31, 2006:	1,683,157

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(unaudited)

The weighted-average grant-date fair value of time-based stock option awards granted during the nine months ended December 31, 2006 was $6.08 per share. The aggregate intrinsic value of all outstanding options at December 31, 2006 was $3,148,882. The aggregate intrinsic value of exercisable options at December 31, 2006 was $2,615,937 and the aggregate intrinsic value of options exercised during the three and nine months ended December 31, 2006 was $81,418 and $719,661, respectively. Intrinsic value represents the amount by which the market price of the common stock exceeds the exercise price of the options. The total fair value of options vested during the three and nine months ended December 31, 2006 was $25,250 and $2,861,469, respectively.

The cash proceeds from employee stock purchases and option exercises under all stock-based payment arrangements for the three and nine months ended December 31, 2006 were $212,052 and $1,132,558, respectively.

The weighted average assumptions used in the Black-Scholes valuation model for stock options granted during the three and nine months ended December 31, 2006 are as follows:

	For three months ended December 31, 2006	For nine months ended December 31, 2006
Dividend yield	None	None
Expected volatility	61.10%	62.20%
Risk-free interest rate	4.625%	4.7%
Expected life (years)	5.8	5.8

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

The following table summarizes the employee and non-employee restricted stock activity for the nine months ended December 31, 2006:

	Shares	Weighted average grant date fair value	Weighted average remaining contractual life
Outstanding at March 31, 2006	210,225	$10.36	8.71
Granted	355,288	9.88
Vested	(87,800)	9.90
Forfeited	(14,295)	10.24

Outstanding at December 31, 2006	463,418	$10.08	9.08

The total fair value of time-based restricted stock that vested during the three and nine months ended December 31, 2006 was $0 and $881,015, respectively.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(unaudited)

Pro forma Information under SFAS 123 and APB25

Prior to April 1, 2006, the Company accounted for its stock plans under the provisions of APB No. 25 and elected to apply the disclosure only provisions of SFAS No. 123. Had compensation cost for awards granted under the Company’s stock-based compensation plan been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the effect on certain financial information of the Company would have been as follows for the three and nine months ended December 31, 2005:

	For three months ended December 31, 2005	For nine months ended December 31, 2005
Net loss	$(7,451,919)	$(19,849,150)
Add: Stock compensation expense under APB 25 in the statements of operations	99,500	343,301
Less: Stock compensation costs, net of tax, had all options been recorded at fair value per SFAS 123	(814,250)	(2,661,551)

Pro forma net loss	$(8,166,669)	$(22,167,400)

Weighted average shares, basic and diluted	32,592,878	32,696,223
Net loss per share, as reported	$(0.23)	$(0.61)
Net loss per share, pro forma	$(0.25)	$(0.68)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:

	For three months ended December 31, 2005	For nine months ended December 31, 2005
Dividend yield	None	None
Expected volatility	N/A	51.01%
Risk-free interest rate	N/A	3.875%
Expected life (years)	N/A	6.12

The weighted-average fair value of options granted was $5.85 for the nine months ended December 31, 2005. There were no options granted during the three months ended December 31, 2005.

Stock-Based Compensation Plans

The Company has two active stock plans: the Second Amended and Restated 1997 Director Stock Option Plan (the 1997 Director Plan) and the 2004 Stock Incentive Plan (the 2004 Plan).

The Plans provide for the issuance of restricted stock, incentive stock options and non-qualified stock options to purchase the Company’s common stock. In the case of incentive stock options, the exercise price shall be equal to at least the fair market value of the common stock, as determined by the Board of Directors, on the date of grant. The contractual life of options is generally 10 years. Options generally vest over a 3-5 year period while restricted stock generally vests over a 2-5 year period. The 1997 Director Plan is for members of the Board of Directors

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(unaudited)

who are not also employees of the Company (outside directors). Effective July 27, 2006 under the 1997 Director Plan, each outside director will receive an annual award of 5,000 fully-vested shares of common stock. The 1997 Director Plan has 270,000 shares available for future issuance and the 2004 Plan has 1,240,157 shares available for future issuance.

Employee Stock Purchase Plan

Effective April 1, 2006, the Company amended its employee stock purchase plan (ESPP) to eliminate the look-back option feature but retained the 15% purchase discount. The Company recognized compensation expense of $13,589 for the three months ended December 31, 2006 and $45,952 for the nine months ended December 31, 2006 related to the ESPP. The ESPP has 111,343 shares available for future issuance.

4. Net Loss per Common Share

Basic earnings per share (EPS) is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. Common equivalent shares include the effect of the exercise of stock options and warrants, and unvested restricted stock. For the three and nine months ended December 31, 2006 and 2005, common equivalent shares of 4,786,327 and 4,886,216, respectively, were not included in the calculation of diluted EPS as they were considered antidilutive.

5. Accounts Receivable

Accounts receivable at December 31, 2006 and March 31, 2006 consisted of the following:

	December 31, 2006	March 31, 2006
Accounts receivable (billed)	$3,804,445	$5,148,407

Accounts receivable (unbilled)	7,570,735	3,865,628

Total accounts receivable	$11,375,180	$9,014,035

Revenues on prototype development contracts and certain product sales are recognized on a percentage of completion basis, but milestone payments can only be billed upon the completion of the individual milestones. A contract modification for the U.S. Navy 36.5 megawatt (MW) motor program was received on April 26, 2006, converting the contract from a cost-plus-incentive-fee contract to a firm-fixed-price contract with milestone-based billings. The unbilled receivable balance at December 31, 2006 includes $5,012,906 for the 36.5 MW motor program compared to $516,426 at March 31, 2006. It is anticipated that the majority of such unbilled accounts receivable will be billed during the quarter ending March 31, 2007 as milestones are achieved.

6. Inventory

Inventories at December 31, 2006 and March 31, 2006 consisted of the following:

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(unaudited)

	December 31, 2006	March 31, 2006
Raw materials	$692,619	$948,422

Work-in-progress	4,485,261	2,202,152

Finished goods	1,888,569	2,773,413

Deferred program costs	2,720,995	3,082,047

	$9,787,444	$9,006,034

Deferred program costs of $2,720,995 as of December 31, 2006 represent costs incurred in excess of funding on a Department of Energy (DOE) sponsored program to install a HTS power cable in the transmission grid of the Long Island Power Authority (LIPA). These costs include material, labor, overhead and subcontractor costs incurred and were recorded as inventory because receipt of future funding sufficient to cover these deferred costs was deemed probable. During the three months ended December 31, 2006, the Company received incremental funding from the DOE of $397,000. In addition, in January 2007 the Company received additional incremental funding from the DOE of $799,665. The Company expects the remaining deferred program costs of $1,921,330 to be recovered as the DOE continues to release incremental funding over the next several months under Continuing Resolution. During the three months ended December 31, 2006, costs of revenue include $1,916,300 in costs on the LIPA project that have been incurred through December 31, 2006, in excess of the current contract ceiling of $23,455,561. These costs incurred in excess of the contract ceiling as of December 31, 2006 were expensed as incurred to costs of revenues in the third quarter of fiscal 2007 because funding necessary to recover these costs was not deemed probable as of December 31, 2006 in the absence of a contract modification from the DOE to cover the cost growth on the current contract.

The deferred program costs of $3,082,047 as of March 31, 2006 represent costs incurred in excess of funding on the U.S. Navy program to build a 36.5 MW motor. These costs were relieved from inventory and the related revenue was recognized in the first quarter of fiscal 2007 upon receipt of incremental funding from the Navy in April 2006. During the three months ended December 31, 2006, as a result of cost overruns and changes in estimates, the Company recorded an estimated loss accrual of approximately $1,616,000 related to the Navy 36.5MW motor program.

Finished goods inventory includes the cost of products shipped to customers on contracts on which revenue will be deferred until final customer acceptance.

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2006 and March 31, 2006 consisted of the following:

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(unaudited)

	December 31, 2006	March 31, 2006
Accounts payable	$10,047,459	$7,758,543

Accrued expenses	3,940,715	2,484,094

Accrued subcontractor program costs	2,744,804	3,869,351

Accrued litigation costs (including warrants)	835,500	946,260

Accrued vacation	788,313	881,444

Accrued management bonus	761,057	558,681

Accounts payable and accrued expenses	$19,117,848	$16,498,373

8. Commitments and Contingencies

Under Delaware law and the Company’s by-laws, the Company is required to indemnify its officers and directors for liabilities incurred under certain circumstances. The maximum potential amount of future payments the Company could be required to make is unlimited; however, the Company has a Director and Officer insurance policy that limits its indemnification exposure and enables it to recover a portion of certain future amounts paid. As a result of its insurance policy coverage, the Company believes its indemnification exposure is minimal. These indemnification obligations were grandfathered under the provisions of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 45 as they were in effect prior to March 31, 2003. Accordingly, the Company has no liabilities recorded under FIN No. 45 as of December 31, 2006.

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

The accrued warrant cost will continue to be classified as a current liability in accordance with Emerging Issues Task Force (EITF) Issue No. 00-19 until such time as the Warrant is exercised, and will be marked to market based primarily on the current price and expected volatility of the Company’s common stock as of the end of each reporting period. The Warrant was re-valued at $835,500 as of December 31, 2006, resulting in a gain of $110,760 (reported

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(unaudited)

under Other income (expense) in the Condensed Consolidated Statements of Operations for the nine months ended December 31, 2006), compared to the March 31, 2006 warrant valuation of $946,260. The following Black-Scholes assumptions were used:

	December 31, 2006	March 31, 2006
Expected volatility	50.15%	52.4%
Risk-free interest rate	4.63%	4.63%
Expected life (years)	3.25	4.0

9. Cost-Sharing Arrangements

The Company has entered into several cost-sharing arrangements with various agencies of the United States government. Funds paid to the Company under these agreements are not reported as revenues but are used to directly offset a portion of the Company’s R&D and SG&A expenses, and to purchase capital equipment. The Company recorded costs and funding under these agreements of $1,819,054 and $746,241, respectively, for the three months ended December 31, 2006 and $1,115,417 and $553,254, respectively, for the three months ended December 31, 2005. The Company recorded costs and funding under these agreements of $5,411,304 and $2,289,880, respectively, for the nine months ended December 31, 2006 and $1,750,812 and $861,889, respectively, for the nine months ended December 31, 2005. At December 31, 2006, total funding received to date under these agreements was $22,551,000.

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

The operating results for the three business segments are as follows:

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
Revenues*	2006	2005	2006	2005
AMSC Wires	$1,342,997	$3,207,299	$4,238,818	$10,015,413
SuperMachines	991,230	8,862,816	11,720,055	17,136,116
Power Electronic Systems	7,117,578	1,426,186	17,138,661	9,427,479

Total	$9,451,805	$13,496,301	$33,097,534	$36,579,008

*	See Note 9. Cost-sharing funding is not included in reported revenues.

	Three Months Ended December 31,		Nine Months Ended December 31,
Operating income (loss)	2006	2005	2006	2005
AMSC Wires	$(4,796,418)	$(5,526,202)	$(12,830,390)	$(16,237,645)
SuperMachines	(4,525,143)	(248,746)	(8,105,469)	(673,180)
Power Electronic Systems	438,991	(1,940,080)	(56,234)	(3,160,581)
Unallocated corporate expense**	(1,328,031)	(562,992)	(4,133,559)	(1,751,945)

Total	$(10,210,601)	$(8,278,020)	$(25,125,652)	$(21,823,351)

**	Unallocated corporate expenses include stock-based compensation expense of $919,997 and $99,500 for the three months ended December 31, 2006 and December 31, 2005, respectively; and $2,718,934 and $343,301 for the nine months ended December 31, 2006 and December 31, 2005, respectively.

The assets for the three business segments (plus Corporate cash and marketable securities) are as follows:

	December 31, 2006	March 31, 2006
AMSC Wires	$56,468,352	$51,897,218
SuperMachines	10,068,833	7,491,753
Power Electronic Systems	9,918,507	8,412,886
Corporate cash and marketable securities	41,613,973	65,668,605

Total	$118,069,665	$133,470,462

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company is currently evaluating the provisions of FIN 48.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” expressing the Staff’s views regarding the process of quantifying financial statement misstatements. There have been two widely-recognized methods for quantifying the effects of financial statement errors: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement–including

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(unaudited)

the reversing effect of prior year misstatements–but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of the error on each financial statement and the related financial statement disclosure. This model is commonly referred to as a “dual approach” because it essentially requires quantification of errors under both the iron-curtain and the roll-over methods. The provisions of SAB 108 should be applied to annual financial statements covering the first fiscal year ending after November 15, 2006. The Company is currently evaluating the provisions of SAB 108.

13. Subsequent Event

On January 5, 2007, the Company completed the acquisition of Windtec Consulting GmbH (WindtecTM). Windtec is an Austria-based designer and licensor of wind turbine systems and a provider of wind turbine electrical systems. Windtec is now a wholly-owned subsidiary of the Company and will be operated by its Power Electronic Systems business unit. The Windtec purchase price was 1.3 million shares of common stock of the Company, valued at approximately $13.1 million based on a five-day average stock price of $10.08 per share at the time of signing the definitive acquisition agreements on November 28, 2006. The shares are subject to a lockup whereby the former sole owner and founder of Windtec may sell only a certain number of shares per year through January 2010. The all-stock transaction also includes an earn-out opportunity with the potential for the issuance of up to an additional 1.4 million shares of common stock of the Company to the former owner and founder based on the achievement by Windtec of certain revenue growth targets for the fiscal years ending March 31, 2008 through March 31, 2011. The transaction includes the acquisition of 27 patents and patents pending worldwide on wind turbine technology. The Company assumed no debt in this transaction. Prior to the acquisition of Windtec by the Company, Windtec was a customer of the Company’s Power Electronic Systems business unit for which the Company recognized revenues on sales of its products to Windtec of $845,592 and $2,584,330 for the three and nine month periods ended December 31, 2006, respectively. Windtec’s results of operations will be included in the Company’s consolidated financial statements beginning on January 5, 2007.

AMERICAN SUPERCONDUCTOR CORPORA TION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

American Superconductor Corporation was founded in 1987. We are focused on developing, manufacturing and selling products using two core technologies: high temperature superconductor (HTS) wires and power electronic converters for electric power applications. We also assemble superconductor wires and power electronic converters into fully integrated products, such as HTS ship propulsion motors and dynamic reactive compensation systems, which we sell or plan to sell to end users. Current or prospective customers for our products include electric utilities, electrical equipment manufacturers, wind farm developers, owners and operators, industrial power users and commercial and military shipbuilders.

Our HTS wire addresses constraints on the power by increasing the electric current carrying capacity of the transmission cables comprising these power grids and by providing for the manufacture of controllable alternating current power cables. In addition, our HTS wire, when incorporated into primary electrical equipment such as motors and generators, can provide increased manufacturing and operating savings due to a significant reduction in the size and weight of this equipment. Also, our power electronic converters increase the quantity, quality and reliability of electric power that is transmitted by electric utilities or consumed by large industrial entities.

Our products are in varying stages of commercialization. Our power electronic converters have been sold commercially, as part of an integrated system, to utilities, manufacturers and wind farm developers, owners and operators since 1999. Our HTS wire has been produced commercially since the beginning of 2003, although its principal applications (power cables, rotating machines, specialty magnets) are currently in the prototype stage. Some of these prototypes are funded by U.S. government contracts, primarily with the Department of Defense (DOD) and Department of Energy (DOE). One of our major contracts with the U.S. Navy was converted from cost-plus-incentive-fee contract to a firm-fixed-price contract on April 26, 2006. As such, it is subject to more financial risk in the event of unanticipated cost overruns. During the quarter ended December 31, 2006, a crack was discovered in a non-superconductor component of the 36.5 megawatt (MW) motor that required repair. This event caused an unanticipated cost overrun on the Navy 36.5 MW contract that resulted in an estimated loss of approximately $1,616,000 being recorded in the quarter ended December 31, 2006. The crack has been fully repaired and reassembly of the motor is nearly complete. The motor is expected to be delivered to the Navy in March 2007.

The site for the Long Island Power Authority (LIPA) 138,000 volt (138kV) HTS cable system in Hauppauge, New York has now been fully prepared, the cryogenics system has been completed and is operating, and the cables have been manufactured and will begin going into the ground in the spring of 2007. Commissioning is scheduled for the summer of 2007. Funding for the project from the DOE continues to be handled under “Continuing Resolution.” As a result, the DOE was unable to fully release the remaining incremental funding up to the current authorized contract ceiling of $23,455,000 during the period ended December 31, 2006. Our revenues on this contract are limited by the amount of authorized funding and therefore we were unable to recognize $2,721,000 of LIPA project revenues in the period ended December 31, 2006. These costs incurred in excess of funding received were deferred and recorded as inventory. There were additional program costs incurred during the quarter ended December 31, 2006 of $1,916,000 which were in excess of the current authorized contract ceiling. These costs incurred in excess of the contract ceiling were expensed as incurred as we have not yet received a contract modification from DOE to cover the cost growth associated with the LIPA project. We are currently negotiating with the DOE to obtain a contract modification to cover the cost growth on the LIPA project.

As discussed in our May 1, 2006 Form 8-K, our success in the development efforts related to our lower-cost, second generation (2G) HTS wire led to a management decision in March 2006 to complete the transition of our HTS wire manufacturing operation from first generation (1G) to 2G HTS wire. As a result, all 1G wire production has been indefinitely suspended with near-term market needs for HTS wire to be met from approximately 400,000 meters of 1G HTS wire inventory that is currently in stock. We expect this action will enable us to achieve our sales objectives for HTS wire while reducing operating losses and operating cash requirements for our AMSC Wires business unit.

Our cash requirements depend on numerous factors, including successful completion of our product development activities, ability to commercialize our product prototypes, rate of customer and market adoption of our products and the continued availability of U.S. government funding during the product development phase. Significant deviations to our business plan with regard to these factors, which are important drivers to our business, could have a material adverse effect on our operating performance, financial condition, and future business prospects. We expect to pursue the expansion of our operations through internal growth and potential strategic alliances and acquisitions. We are currently in the process of converting our 2G HTS wire pre-pilot production line into a full-scale manufacturing line, which we expect will have a gross production capacity in its initial pilot operation mode of approximately 720,000 meters per year in December 2007. This manufacturing line is expected to require approximately $12 million to $14 million in capital investment by December 2007, of which over $7 million has been spent to date.

On January 5, 2007, we completed the acquisition of Windtec Consulting GmbH (Windtec™). Windtec is an Austria-based designer and licensor of wind turbine systems and a provider of wind turbine electrical systems. Windtec is now a wholly-owned subsidiary of AMSC and will be operated by our Power Electronic Systems business unit. The Windtec purchase price was 1.3 million shares of our common stock, valued at approximately $13.1 million based on a five-day average stock price of $10.08 per share at the time of signing the definitive acquisition agreements on November 28, 2006. The shares are subject to a lockup whereby the former sole owner and founder of Windtec may sell only a certain number of shares per year through January 2010. The all-stock transaction also includes an earn-out opportunity with the potential for the issuance of up to an additional 1.4 million shares of our common stock to be granted to the former owner and founder based on the achievement by Windtec of certain revenue growth targets for the fiscal years ending March 31, 2008 through March 31, 2011. The transaction includes the acquisition of 27 patents and patents pending worldwide on wind turbine technology. We assumed no debt in this transaction. Prior to the acquisition of Windtec by AMSC, Windtec was a customer of our Power Electronic Systems business unit for which we reported revenues of approximately $846,000 and $2,584,000 for the three and nine month periods ended December 31, 2006, respectively. Beginning on January 5, 2007, Windtec’s results of operations are being included in our consolidated financial statements.

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

Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The fair value of restricted stock awards is determined by reference to the fair market value of our common stock on the date of grant. Consistent with the valuation method we used for disclosure-only purposes under the provisions of SFAS No. 123(R), we use the Black-Scholes model to value service condition and performance condition awards under SFAS No. 123(R). For awards with service conditions, we recognize compensation cost on a straight-line basis over the requisite service/vesting period. For awards with service and performance conditions and graded-vesting features (a certain percentage of stock awards vest each period), we recognize compensation costs on an accelerated, graded-vesting basis over the requisite service/vesting period. We use the lattice model to value market condition awards. For awards with market conditions with a single cliff vest feature, we recognize compensation costs on a straight-line basis over the requisite service period.

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatilities of our common stock, forfeiture rates and expected terms. The expected volatility rates are estimated based on historical and implied volatilities of our common stock. The expected term represents the average time that the options that vest are expected to be outstanding based on the vesting provisions and our historical exercise, cancellation and expiration patterns. We estimate pre-vesting forfeitures when recognizing compensation expense based on historical and forward-looking factors. Changes in estimated forfeiture rates and differences between estimated forfeiture rates and actual experience may result in significant, unanticipated increases or decreases in stock-based compensation expense from period to period. The termination of employment by certain employees who hold large numbers of stock-based compensation instruments may also have a significant, unanticipated impact on forfeiture experience and, therefore, on stock-based compensation expense. We will update these assumptions on at least an annual basis and on an interim basis if significant changes to the assumptions are warranted.

Revenue recognition and deferred revenue. For certain arrangements, such as prototype development contracts and certain product sales, we record revenues using the percentage of completion method, measured by the relationship of costs incurred to total estimated contract costs. We use the percentage of completion revenue recognition method when a purchase arrangement meets all of the criteria in Statement of Position 81-1. Percentage of completion revenue recognition accounting is predominantly used on long-term prototype development contracts with the U.S. government, such as the 36.5 MW motor contract with the U.S. Navy. We follow this method since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made. However, the ability to reliably estimate total costs at completion is challenging, especially on long-term prototype development contracts, and could result in future changes in contract estimates. Since many contracts extend over a long period of time, revisions in cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to prior-period performance in the current period. Recognized revenues and profit or loss are subject to revisions as the contract progresses to completion. Revisions in profit or loss estimates are charged to income in the period in which the facts that give rise to the revision become known. During the quarter ended December 31, 2006, as a result of cost overruns and changes in estimates, we recorded an estimated loss of $1,616,000 related to the Navy 36.5 MW motor program.

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

Allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional provisions for bad debt allowances may be required. The allowance for doubtful accounts was $0 as of December 31, 2006 and March 31, 2006, respectively.

Over 75% of our total revenues in fiscal 2006 and over 50% of our total revenues in the first nine months of fiscal 2007 were from two customers we consider to be financially stable – the U.S. government (various agencies thereof) and General Electric. For other customers, allowances for doubtful accounts are evaluated on a case-by-case basis, as necessary, considering several factors such as the age of the accounts receivable, the financial stability of the customer, discussions that may have occurred with the customer, and our judgment as to the overall collectibility of the receivable.

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

During the fiscal year ended March 31, 2006, we wrote down $1,591,000 of 1G HTS wire inventory to its estimated net realizable value based on analysis of existing backlog and anticipated demand for our 1G wire. Any future sales of previously written-down inventory will result in the recognition of revenue with no corresponding costs of revenue, which when sold will have a positive impact on our gross margin. We anticipate that during the fourth quarter of fiscal 2007, we will begin to realize sales of 1G HTS wire on previously written-down inventory. As of December 31, 2006 we had 1G HTS wire inventory with an original cost basis of $3,568,000 that has been written down to zero value.

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

Results of Operations

The Company has three reportable business segments—Power Electronic Systems, SuperMachines, and AMSC Wires.

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

Revenues

Total consolidated revenues decreased to $9,452,000 in the quarter ended December 31, 2006 from $13,496,000 for the same prior-year quarter, a decrease of $4,044,000. For the nine months ended December 31, 2006, total revenues were, $33,098,000, a $3,481,000 decrease compared to the $36,579,000 of revenues recorded in the comparable period of the prior year.

	For the three months ended December 31,		For the nine months ended December 31,
Revenues	2006	2005	2006	2005
Power Electronic Systems	$7,118,000	$1,426,000	$17,139,000	$9,428,000

SuperMachines	991,000	8,863,000	11,720,000	17,136,000

AMSC Wires	1,343,000	3,207,000	4,239,000	10,015,000

Total	$9,452,000	$13,496,000	$33,098,000	$36,579,000

The $4,044,000 decrease in consolidated revenues for the quarter ended December 31, 2006 was the result of decreases of $7,872,000 in the SuperMachines business unit and $1,864,000 in the AMSC Wires business unit, partially offset by a $5,692,000 increase in revenues at Power Electronics Systems.

Revenues in our Power Electronic Systems business unit increased to $7,118,000 for the quarter ended December 31, 2006 from $1,426,000 for the same prior-year quarter, primarily as a result of a higher level of D-VAR® and PowerModule™ system sales due to the growing demand for wind energy solutions, and higher PQ-IVR™ sales to industrial customers. Revenues in the fourth quarter of fiscal 2007 at Power Electronic Systems are expected to be higher than the third quarter of fiscal 2007 on the basis of existing backlog expected to be recognized as revenue in the fourth quarter. We also expect Power Electronic Systems revenue to increase during the fourth quarter as a result of the Windtec acquisition completed on January 5, 2007.

Revenues in our SuperMachines business unit decreased to $991,000 for the quarter ended December 31, 2006 from $8,863,000 for the quarter ended December 31, 2005. Prototype development contract revenues relating to work performed on the firm-fixed-price contract for the U.S. Navy’s 36.5 MW motor were $771,000 in the quarter ended December 31, 2006 and $8,727,000 in the prior-year quarter. On April 26, 2006, a contract modification from the Navy was received that provided $13,344,000 in additional funding, thereby increasing the contract value to $90,150,000 and converting it from a cost-plus-incentive-fee contract to a firm-fixed-price contract. The revenue decrease related to the 36.5 MW motor program is due to a lower level of work performed on the motor program in the current fiscal year as compared to the prior fiscal year. In addition, delays in the completion of the motor resulted in an increase in estimated costs as well as a delay in revenue recognition from the third quarter to the fourth quarter of fiscal 2007. A crack was discovered in a non-superconductor component in the third quarter of fiscal 2007 that required repair. This resulted in an estimated loss of approximately $1,616,000 being recorded in the third quarter. The crack has been fully repaired and reassembly of the motor is nearly complete. The 36.5 MW motor is scheduled to be delivered to the Navy by the end of fiscal 2007. Revenues on this program are recognized on a percentage of completion measure and, as such, are subject to adjustments when estimates to complete the program are revised. Of the $13,344,000 of additional funding received in April 2006, $11,013,000 has been recognized as revenue in the nine months ended December 31, 2006 and $2,331,000 is expected to be recognized as revenue in the fourth quarter of fiscal 2007 as we deliver the motor to the Navy.

On October 13, 2006, we signed a cost-plus-fixed fee contract valued at $5,254,000 with the U.S. Naval Sea Systems Command (NAVSEA) for the design and optimization of HTS ship propulsion motors and power electronic drives. The first $1,900,000 of incremental funding has been allotted for the initial stage of this contract which is expected to be completed in the next six months. We are pursuing additional contracts for HTS motors and generators for fiscal 2007 and beyond with the U.S. Navy and our strategic business alliance partner, Northrop Grumman Marine Systems, among others. However, we expect SuperMachines revenues to be lower in fiscal 2007 compared to fiscal 2006 as we deliver the 36.5 MW motor near the end of fiscal 2007 and complete this final phase of the $90,150,000 Navy contract.

Revenues in our AMSC Wires business unit, which consist of contract revenues and product sales from HTS wire sales and the DOE-sponsored project to install an HTS power cable in the transmission grid of the LIPA, decreased to $1,343,000 for the quarter ended December 31, 2006 from $3,207,000 for the prior-year quarter. The decrease in AMSC Wires revenues in the third quarter of fiscal 2007, compared to the same prior-year quarter, was primarily attributable to a $1,863,000 decrease in LIPA-related revenues. LIPA project revenues were limited by the amount of authorized funding received from DOE as of December 31, 2006 as a result of delays in the receipt of incremental funding while DOE operates under “Continuing Resolution” until the U.S. Congress passes the Energy and Water appropriations bill. We received incremental funding from the DOE of $397,000 and recognized revenues in that amount during the third quarter of fiscal 2007. This compares to $2,260,000 in LIPA-related revenues in the third quarter of the prior year.

Due to the DOE funding limitation, $2,721,000 of program costs incurred in excess of funding received were recorded as inventory as of December 31, 2006, as receipt of future funding sufficient to cover these deferred costs was deemed probable. The deferred program costs consisted primarily of materials, labor, overhead, and subcontractor costs. Additional incremental funding was received from DOE in January 2007 in the amount of approximately $800,000, which will enable us to recognize that amount as revenue in our fourth fiscal quarter ending March 31, 2007. We expect the remaining $1,921,000 of deferred program costs to be relieved from inventory over the next several months as DOE continues to release incremental funding as it becomes available. There were additional program costs incurred during the quarter ended December 31, 2006 of $1,916,000 which were in excess of the current authorized contract ceiling. These excess costs were expensed as incurred as we have not yet received a contract modification from DOE to cover the cost growth associated with the LIPA project. We are currently negotiating with the DOE to obtain a contract modification to cover the cost growth on the LIPA project.

Wire sales to other customers increased by $3,000 to $622,000 in the quarter ended December 31, 2006 as a result of slightly higher HTS wire shipments, as compared to $619,000 in the third quarter of fiscal 2006. This increase was offset by a $4,000 decrease in AMSC Wires contract revenues, which were $324,000 in the third quarter of fiscal 2007, compared to $328,000 in the prior-year quarter.

We expect revenues in AMSC Wires to be lower in fiscal 2007 than fiscal 2006 as a result of a lower level of work performed and materials supplied on the LIPA contract compared to the prior fiscal year. We expect to complete the installation of the cable in the summer of 2007. We are also in the process of installing, testing, and qualifying capital equipment for manufacturing our 2G HTS wire, the sales of which are currently constrained by limited manufacturing capacity. We expect to sell limited quantities of 2G HTS wire while we complete the conversion of our pre-pilot line to a full-scale manufacturing line, which we expect to be operating in initial pilot mode at the end of calendar year 2007. We expect to continue to meet near-term customer demand for HTS wire from the approximately 400,000 meters of 1G HTS wire we have in inventory.

For the nine-month period ended December 31, 2006, total consolidated revenues decreased to $33,098,000 from $36,579,000 for the same prior-year period, a decrease of $3,481,000.

Revenues in Power Electronic Systems increased to $17,139,000 for the nine-month period ended December 31, 2006 from $9,428,000 for the same period of the prior year primarily as a result of the higher level of D-VAR and PQ-IVR system shipments to wind farm operators, utilities, and industrial customers.

SuperMachines revenues decreased by $5,416,000 to $11,720,000 in the nine-month period ended December 31, 2006 from $17,136,000 for the same period last year as a result of the substantial completion of engineering design work and HTS coil fabrication on the 36.5 MW motor program in the prior fiscal year and as a result of the delay in the delivery of the 36.5 MW motor as discussed above.

AMSC Wires’ revenues decreased by $5,776,000 to $4,239,000 for the nine-month period ended December 31, 2006 from $10,015,000 for the same prior-year period, due to a $4,537,000 decrease in LIPA-related revenues, a $1,176,000 decrease in HTS wire sales, and a $63,000 decrease in contract revenues. LIPA project revenues decreased to $1,423,000 in the nine months ended December 31, 2006 from $5,960,000 in the same period of the prior year as a result of the delivery of substantially all of the 1G HTS wire required for the project in the second and third quarters of fiscal 2006 and as a result of the funding limitation as of December 31, 2006 which resulted in $2,721,000 of program costs being deferred and recorded in inventory. Wire sales to other customers decreased to $1,679,000 in the nine months ended December 31, 2006 from $2,855,000 in the same prior-year period due primarily to lower 1G HTS wire sales. Contract revenues decreased to $1,137,000 in the nine months ended December

31, 2006 compared to $1,200,000 in the same prior-year period as a result of a higher percentage of government funded contracts awarded as cost-share contracts during fiscal 2007 as compared to fiscal 2006. Cost-share contract funding is recorded as an offset to research and development and selling, general and administrative expenses, rather than as revenue as noted below.

Cost-sharing funding

In addition to reported revenues, we also received funding of $746,000 for the quarter ended December 31, 2006 under U.S. government cost-sharing agreements with the U.S. Air Force and DOE, compared to $553,000 for the quarter ended December 31, 2005, an increase of $193,000. For the nine months ended December 31, 2006, we received cost-sharing funding of $2,290,000, compared to $862,000 for the same period of the prior year. These increases in funding were due to the $5,350,000 Title III contract awarded by the Air Force in December 2005. Under the Title III contract, we recognized cost-sharing funding of $611,000 and $1,743,000 as an offset to operating expenses for the third quarter and nine-month period ended December 31, 2006, respectively. As required by government contract accounting guidelines, funding from government cost-sharing agreements is recorded as an offset to research and development and selling, general and administrative expenses, rather than as revenue. All of our cost-sharing agreements provide funding in support of 2G wire development work being done in the AMSC Wires business unit. We anticipate that a portion of our funding in the future will continue to come from cost-sharing agreements as we continue to develop joint programs with government agencies. Backlog as of December 31, 2006 relating to cost-sharing agreements was $3,293,000.

Costs and expenses

Total costs and expenses for the quarter ended December 31, 2006 were, $19,662,000 compared to $21,774,000 for the same quarter last year. Total costs and expenses for the nine-month period ended December 31, 2006 were $58,223,000 compared to $58,402,000 for the same period last year.

“Costs of revenue – product sales and prototype development contracts” decreased by $3,449,000 to $11,070,00 for the quarter ended December 31, 2006, compared to $14,519,000 for the same quarter of the prior year. This decrease was the result of lower costs associated with the decreased level of product sales in the AMSC Wires business unit, primarily as a result of the deferral of $2,721,000 in LIPA contract costs incurred in excess of funding received as of December 31, 2006. The recovery of the inventoried costs on the LIPA project is deemed probable and will be recorded as costs of revenue upon the receipt of incremental funding from the DOE.

For the quarter ended December 31, 2006, costs of revenue included $1,916,000 in costs on the LIPA project that have been incurred through December 31, 2006 in excess of the current contract ceiling. These costs incurred in excess of the contract ceiling of $23,455,000 as of December 31, 2006 were expensed as incurred into costs of revenue in the third quarter of fiscal 2007 because the funding necessary to recover these costs was not deemed probable as of December 31, 2006. We are currently negotiating with the DOE to obtain a contract modification to cover the cost growth on the LIPA project. If we receive a contract amendment and additional funding from the DOE, we will be in a position to recover some or all of the $1,916,000 of costs in a subsequent quarter.

In addition to the AMSC Wires business unit, SuperMachines business unit “costs of revenue - product sales and prototype development contracts” decreased due to a lower level of work associated with the 36.5 MW motor program in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. This decrease in SuperMachines costs of revenue as a result of a lower level of work performed was partially offset by the recognition of additional cost growth on the program in the third quarter of fiscal 2007 associated with the technical delay in the delivery of the motor to the Navy. A crack was discovered in a non-superconductor component that required repair. This resulted in a loss of approximately $1,616,000 being recorded in the quarter ended December 31, 2006. The crack has been fully repaired and reassembly of the motor is nearly complete. The 36.5 MW motor is expected to be delivered to the Navy in March 2007.

The decrease in “Costs of revenue – product sales and prototype development contracts” from the AMSC Wires and SuperMachines business units was partially offset by an increase in these costs for the Power Electronic Systems business unit due to a higher level of sales of D-VAR, PQ-IVR and PowerModule systems.

“Costs of revenue – product sales and prototype development contracts” decreased by $4,095,000 to $33,232,000 in the nine-month period ended December 31, 2006 from $37,327,000 for the same period of the prior year in connection with the lower levels of revenue in the AMSC Wires and SuperMachines business units, partially offset by $1,916,000 of LIPA project costs expensed as incurred in excess of the current LIPA contract ceiling and the higher costs of revenue in Power Electronics Systems compared to the prior-year nine-month period.

“Costs of revenue – contract revenue” increased by $27,000 to $381,000 for the quarter ended December 31, 2006 from $354,000 for the same quarter of the prior year as a result of higher costs incurred in the third quarter to complete firm-fixed-price contracts than in the same prior-year quarter. For the nine months ended December 31, 2006, “Costs of revenue – contract revenue” increased by $9,000 to $1,264,000 from $1,255,000 for the same period of the prior year as a result of higher contract revenues for the nine-month period ended December 31, 2006.

Research and development

A portion of our R&D expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost-sharing funding. Our R&D expenditures are summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
R&D expenses per Consolidated Statements of Operations	$4,099,000	$4,039,000	$11,700,000	$11,198,000
R&D expenditures classified as Costs of revenue	5,181,000	9,433,000	17,231,000	22,216,000
R&D expenditures offset by cost-sharing funding	385,000	289,000	1,180,000	464,000

Aggregated R&D expenses	$9,665,000	$13,761,000	$30,111,000	$33,878,000

R&D expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) increased to $4,099,000 and $11,700,000 in the three and nine months ended December 31, 2006, respectively, from $4,039,000 and $11,198,000 for the same periods last year primarily as a result of two factors: a lower percentage of the R&D cost was classified as costs of revenue due to the lower level of funded prototype development contract work in SuperMachines related to the Navy 36.5 MW motor program, and a higher level of internally-funded R&D spending was incurred in AMSC Wires, primarily focused on 2G wire scale-up efforts. Aggregated R&D expenses, which include amounts classified as costs of revenue and amounts offset by cost-sharing funding, were $9,665,000 and $30,111,000 in the three and nine months ended December 31, 2006, respectively, compared to $13,761,000 and $33,878,000 for the same periods of the prior year. The decease in third-quarter aggregated R&D spending compared to the prior year was due primarily to a lower level of externally-funded R&D spending at SuperMachines. On a nine-month basis, the decrease in aggregated R&D spending, compared to prior year, reflected the aforementioned higher levels of internal R&D expenditures in AMSC Wires offset by a lower level of externally-funded R&D spending at SuperMachines.

Selling, general, and administrative

A portion of the SG&A expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as SG&A expenses). Additionally, a portion of SG&A expenses was offset by cost-sharing funding. Our SG&A expenditures are summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
SG&A expenses per Consolidated Statements of Operations	$4,112,000	$2,862,000	$12,027,000	$8,622,000
SG&A expenditures classified as Costs of revenue	770,000	1,986,000	3,304,000	3,935,000
SG&A expenditures offset by cost-sharing funding	361,000	265,000	1,109,000	398,000

Aggregated SG&A expenses	$5,243,000	$5,113,000	$16,440,000	$12,955,000

SG&A expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) increased to $4,112,000 and $12,027,000 in the three and nine months ended December 31, 2006, respectively, from $2,862,000 and $8,622,000 for the same periods last year primarily as a result of a lower percentage of the SG&A cost being classified as costs of revenue due to the lower level of funded prototype development contract work in SuperMachines. Aggregated SG&A expenses, which include amounts classified as costs of revenue and amounts offset by cost-sharing funding, increased to $5,243,000 and $16,440,000 for the three and nine months ended December 31, 2006, respectively, from $5,113,000 and $12,955,000 for the same periods last year. The higher level of aggregated SG&A expenses in the three and nine-month periods ended December 31, 2006, compared to the same prior-year periods, was primarily the result of the higher level of stock compensation expense recorded in fiscal 2007 in connection with our adoption of SFAS No. 123(R).

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

Operating income (loss)

	Three Months Ended December 31,		Nine Months Ended December 31,
Operating income (loss)	2006	2005	2006	2005
Power Electronic Systems	$439,000	$(1,940,000)	$(56,000)	$(3,160,000)
SuperMachines	(4,525,000)	(249,000)	(8,106,000)	(673,000)
AMSC Wires	(4,797,000)	(5,526,000)	(12,830,000)	(16,238,000)
Unallocated corporate expense	(1,328,000)	(563,000)	(4,134,000)	(1,752,000)

Total	$(10,211,000)	$(8,278,000)	$(25,126,000)	$(21,823,000)

The operating income at Power Electronic Systems was $439,000 and the operating loss was $56,000 in the three and nine months ended December 31, 2006, respectively, compared to operating losses of $1,940,000 and $3,160,000 in the same prior-year periods, respectively, primarily as a result of higher gross margins in fiscal 2007 in connection with the increased level of product sales. Based on the higher level of product sales to date and the current backlog related to our D-VAR, PQ-IVR and PowerModule, we expect this business unit to achieve operating profitability for the full fiscal year.

The operating loss at SuperMachines was $4,525,000 and $8,106,000 in the three and nine months ended December 31, 2006, respectively, compared to operating losses of $249,000 and $673,000 in the same prior-year periods as a result of lower revenues and margins related to the 36.5 MW Navy contract during the three and nine months ended December 31, 2006. The margin decrease was primarily the result of higher than planned subcontractor spending and an increase in costs related to a delay in the projected completion date for the final assembly, factory testing, and delivery of our 36.5 MW ship propulsion motor into the fourth quarter of fiscal 2007. The 36.5 MW motor program was converted from a cost-plus-incentive-fee contract to a firm-fixed-price contract on April 26, 2006. During the third quarter of fiscal 2007, a crack was discovered in a non-superconductor component that required repair. This resulted in a loss of approximately $1,616,000 being recorded in the quarter ended December 31, 2006. The crack has been fully repaired and reassembly of the motor is nearly complete. As a result, cost overruns incurred have directly impacted the profitability of this business unit. We expect this business unit to continue to incur operating losses during the remainder of fiscal 2007.

The operating loss at AMSC Wires decreased to $4,797,000 and $12,830,000 in the three and nine months ended December 31, 2006, respectively, compared to $5,526,000 and $16,238,000 in the same prior-year periods, due to lower depreciation and amortization expense as a result of the $4,960,000 impairment charge on the 1G asset group (consisting of equipment, patents and licenses) that was recorded during the fourth quarter of fiscal 2006, partially offset by the LIPA project costs of $1,916,000 expensed as incurred in excess of the contract ceiling and higher internally-funded R&D spending on 2G wire development and scale-up activities. We continue to invest in capital equipment for the scale-up of our 2G wire full scale manufacturing line. Through December 31, 2006 we have invested over $7,000,000 and expect to spend an additional $5,000,000 to $7,000,000 by December 2007 for the 2G production line, which will be capable of producing approximately 720,000 meters per year on a gross capacity basis in its initial pilot mode of operation. We expect depreciation expense to increase as we place into service this 2G manufacturing equipment over the next 12 months. We expect this business unit to continue to incur operating losses during the remainder of fiscal 2007.

Non-operating expenses/Interest income

Interest income decreased to $510,000 in the quarter ended December 31, 2006 from $676,000 in the prior-year quarter, primarily as a result of the lower cash balances available for investment. Interest income decreased to $1,779,000 in the nine-month period ended December 31, 2006 from $1,910,000 in the same prior-year period as a result of lower cash balances available for investment.

Other income (expense), net was $154,000 in the quarter ended December 31, 2006 compared to $149,000 in the same quarter of the prior year and consisted primarily of a gain on the revaluation of the warrant issued in April 2005 to TM Capital Corp., a past financial advisor to us, related to a litigation settlement. The litigation settlement amount of $2,653,000, consisting of a $1,700,000 cash payment made in April 2005 and a $953,000 accrued liability relating to the warrant issued for 200,000 shares of our common stock, was accrued in the fourth quarter of fiscal 2005. The accrued warrant cost will continue to be classified as a current liability in accordance with Emerging Issues Task Force (EITF) Issue No. 00-19 until such time as the warrant is exercised, and will be marked to market based primarily on the current price and expected volatility of our common stock as of the end of each reporting period. The warrant was valued at $836,000 as of December 31, 2006 and $999,000 as of September 30, 2006, as compared to the March 31, 2006 warrant valuation of $946,000, resulting in a reduction of expense of $163,000 in the quarter ended December 31, 2006 and a reduction of expense of $111,000 in the nine-month period ended December 31, 2006.

Based on our latest operating plan, we expect to continue to incur operating losses until at least the end of fiscal year 2009 as we continue to devote significant financial resources to our commercialization efforts and to our ongoing research and development activities. We anticipate an increase in depreciation associated with the scale-up of our 2G manufacturing line as equipment is placed into service, as well as intangible asset amortization associated with the Windtec acquisition.

Please refer to the “Risk Factors” in Part 2 section 1A below for a discussion of certain factors that may affect our future results of operations and financial condition.

Liquidity and Capital Resources

At December 31, 2006, we had cash, cash equivalents and marketable securities of $41,614,000 compared to $65,669,000 at March 31, 2006, a decrease of $24,055,000.

	December 31, 2006	March 31, 2006
Cash and cash equivalents	$12,848,000	$35,171,000
Marketable securities	28,766,000	30,498,000

Total cash, cash equivalents, and marketable securities	$41,614,000	$65,669,000

The decrease in cash and cash equivalents to $12,848,000 at December 31, 2006 from $35,171,000 at March 31, 2006 was primarily the result of net cash used in operating activities of $16,738,000 and $7,927,000 for the purchase of capital equipment, partially offset by $1,854,000 net proceeds from the sale of marketable securities and $1,133,000 proceeds from the issuance of common stock. The $24,055,000 decrease in cash, cash equivalents, and marketable securities to $41,614,000 at December 31, 2006 from $65,669,000 at March 31, 2006 was primarily the result of net cash used in operating activities of $16,738,000 and purchases of capital equipment of $7,927,000, partially offset by the proceeds from the sale of common stock of $1,133,000.

The principal uses of cash during the nine months ended December 31, 2006 were a net loss of $23,246,000, a $2,361,000 increase in accounts receivable, a $781,000 increase in inventory and $7,927,000 in capital expenditures, primarily related to the 2G pilot production line. This was partially offset by depreciation and amortization expense of $3,058,000, non-cash stock-based compensation expense of $2,878,000, an increase in accounts payable of $2,730,000, and an increase of $1,084,000 in deferred revenue. The increase in accounts receivable was the result of delays in milestone payments on the 36.5 MW motor program and a higher accounts receivable balance at Power Electronic Systems due in part to higher system sales in the month of December. The increase in inventory relates to the deferred program costs inventoried on the LIPA project as of the end of December 31, 2006 (due to the funding limitation). We expect the rate of cash use to decline significantly in the fourth quarter of fiscal 2007, compared to the average rate of cash use in the first three quarters of fiscal 2007, as we collect receivables from certain customers (particularly the 36.5 MW motor milestone payments coming due from the Navy).

We have generated operating losses since our inception in 1987 and expect to continue incurring losses until at least the end of fiscal 2009. Operating losses for the fiscal years ended March 31, 2006, 2005 and 2004 contributed to net cash used by operating activities of $19,589,000, $9,283,000 and $17,422,000, respectively, for these periods. For the nine months ended December 31, 2006, net cash used by operating activities was $16,738,000.

Although our cash requirements fluctuate based on a variety of factors, including customer adoption of our products and our research and development efforts to commercialize our products, we believe that our available cash will be sufficient to fund our working capital, capital expenditures, and other cash requirements through at least the end of fiscal 2009.

The cost for the full-scale manufacturing equipment, which we expect to operate in a pilot mode beginning in December 2007, will have a gross production capacity of approximately 720,000 meters per year in December 2007. The cost of the equipment is expected to be $12,000,000 to $14,000,000 through December 2007, of which over $7,000,000 has been spent to date. The additional capital equipment needed for full commercial production is expected to cost approximately $25,000,000 to $30,000,000, and should result in a commercial manufacturing operation with a gross capacity of approximately 8 million meters of wire per year. Our current plan is to have a commercial manufacturing operation that can produce over 2 million meters per year in place by approximately December 2009. We believe we can increase the manufacturing output of our 2G HTS wire if the market demand for our 2G HTS wire accelerates during this period.

We have backlog (excluding amounts included in accounts receivable) of approximately $43,237,000 to be received after December 31, 2006 from government and commercial customers, compared to $23,761,000 at March 31, 2006. The $19,485,000 increase in backlog from March 31, 2006 to December 31, 2006 was a result of $54,861,000 in new orders and contracts booked during the first nine months of fiscal 2007 associated mainly with $32,183,000 in new system and power converter orders in our Power Electronic Systems business unit. Also contributing was the government contract modification, which provided $13,344,000 in additional funding on the Navy 36.5 MW motor program, thereby increasing the contract value of the program to $90,150,000 and converting it from a cost-plus-incentive-fee contract to a firm-fixed-price contract on April 26, 2006. The Navy 36.5 MW contract modification specifies a milestone payment plan. We received cash payments of $5,000,000 during the nine months ended December 31, 2006. We anticipate that we will receive the remaining $8,344,000 over the next two quarters as we complete the re-assembly, testing and delivery of the motor to the Navy. The additional new orders added into our backlog during the first nine months of fiscal 2007 were partially offset by revenues recognized in the nine-month period ended December 31, 2006 on the 36.5 MW motor program and LIPA cable project, as work continues to progress on these multi-year contracts, which were originally awarded in February and April of 2003, respectively. The current backlog, including $14,780,000 on U.S. government contracts, is subject to certain standard cancellation provisions. Additionally, several of our government contracts are being funded incrementally, and as such, are subject to the future authorization and appropriation of government funding on an annual basis. We have a history of successful performance under incrementally-funded contracts with the government. The backlog as of December 31, 2006 does not include the incremental backlog from the Windtec acquisition completed in January 2007.

Of the backlog amount of $43,237,000 as of December 31, 2006, approximately 87% is billable to and potentially collectable from our customers within the next 12 months.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” expressing the Staff’s views regarding the process of quantifying financial statement misstatements. There have been two widely-recognized methods for quantifying the effects of financial statement errors: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement–including the reversing effect of prior year misstatements–but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of the error on each financial statement and the related financial statement disclosure. This model is commonly referred to as a “dual approach” because it essentially requires quantification of errors under both the iron-curtain and the roll-over methods. The provisions of SAB 108 should be applied to annual financial statements covering the first fiscal year ending after November 15, 2006. We are currently evaluating the provisions of SAB 108.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2006, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

We have been principally engaged in research and development activities. We have incurred net losses in each year since our inception. Our net loss for the nine months ended December 31, 2006 was $23,246,000 and for the fiscal years ended March 31, 2006, March 31, 2005, and March 31, 2004 was $30,876,000, $19,660,000, and $26,733,000, respectively. Our accumulated deficit as of December 31, 2006 was $373,625,000. We expect to continue to incur operating losses until at least the end of fiscal 2009, and there can be no assurance that we will ever achieve profitability.

We had cash, cash equivalents and marketable securities totaling $41,614,000 at December 31, 2006. We believe our available cash will be sufficient to fund our working capital, capital expenditures, and other cash requirements through at least the end of fiscal 2009. However, we may need additional funds if our performance deviates significantly from our current business plan, if there are significant changes in competitive or other market factors, or if unforeseen circumstances arise. Such funds may not be available, or may not be available under terms acceptable to us.

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

We may acquire additional complementary businesses or technologies, which may require us to incur substantial costs for which we may never realize the anticipated benefits.

We acquired Windtec on January 5, 2007 and may in the future acquire additional complementary businesses or technologies, although we currently have no commitments or agreements. If we do pursue additional acquisitions, management’s attention and resources may be diverted from other business concerns. An acquisition may also involve significant purchase price and significant transaction-related expenses.

Achieving the benefits of any acquisition involves additional risks, including:

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

Our international operations are subject to risks that we do not face in the U.S., which could have an adverse effect on our operating results.

We completed our acqusition of Windtec, an Austrian-based company, on January 5, 2007 and we are expanding our sales and service operations in Austria and the Asia-Pacific region. We expect our revenue and operations outside the United States will continue to expand in the future. Our international operations are subject to a variety of risks that we do not face in the U.S., including:

•	difficulties in staffing and managing our foreign offices and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	potentially longer payment cycles for sales in foreign countries and difficulties in collecting accounts receivable;

•

additional withholding taxes or other taxes on our foreign income, and tariffs or other restrictions on foreign trade or investment, including export duties and quotas, trade and employment restrictions;

•	imposition of, or unexpected adverse changes in, foreign laws or regulatory requirements;

•	increased exposure to foreign currency exchange rate risk;

•	reduced protection for intellectual property rights in some countries; and

•	political unrest, war or acts of terrorism.

Our overall success in international markets depends, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions. We may not be successful in developing and implementing policies and strategies that will be effective in managing these risks in each country where we do business. Our failure to manage these risks successfully could harm our international operations and reduce our international sales, thus adversely affecting our business, operating results and financial condition.

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

AMERICAN SUPERCONDUCTOR CORPORATION

February 9, 2006 Date	/s/ Gregory J. Yurek Gregory J. Yurek Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

February 9, 2006 Date	/s/ Thomas M. Rosa Thomas M. Rosa Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Chief Executive Officer - Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer - Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer - Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer - Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.