Form 10-K
period 2007-03-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2007-06-14
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission file number 000-19672

American Superconductor Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-2959321
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

Two Technology Drive Westborough, Massachusetts	01581
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 836-4200

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.01 par value

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on September 30, 2006, based on $9.26 per share, the last reported sale price of the shares of Common Stock on the Nasdaq Global Market on that date was $262,659,900.

Number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of June 12, 2007, was 35,674,417.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Form 10-K Part

Definitive Proxy Statement with respect to the Annual Meeting of Stockholders for the fiscal year ended March 31, 2007, to be filed with the Securities and Exchange Commission no later than July 29, 2007.

Part III

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that relate to future events or conditions, including without limitation, the statements under “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects and the Company’s prospective results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain. The important factors discussed below under the caption “Risk Factors” in Item 1A, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Any such forward-looking statements represent management’s estimates as of the date of this Annual Report on Form 10-K. While the Company may elect to update such forward looking statements at some point in the future, it disclaims any obligation to do so, even if subsequent events cause its views to change. These forward-looking statements should not be relied upon as representing the Company’s views as of any date subsequent to the date of this Annual Report on Form 10-K.

PART I

Item 1.	Business

Overview

We are a leading energy technologies company, offering an array of solutions based on two proprietary technologies: programmable power electronic converters and high temperature superconductor (HTS) wires. Our products, services and system-level solutions enable cleaner, more efficient and more reliable generation, delivery and use of electric power. The programmability and scalability of our power electronic converters differentiates them from most competitive offerings. Our HTS wires carry 150 times the electrical current of comparably sized copper wire. The two primary markets we serve are the wind energy market and the power transmission and distribution—or “power grid”—market.

The demand for clean and renewable sources of electricity, such as wind energy, and the demand for modernized power grid infrastructure are being driven globally by a variety of factors. These factors include increasing electricity usage, power grid capacity constraints, fossil fuel price volatility, and harmful levels of pollution and greenhouse gases. In addition, our growing digital-based economy demands better power reliability and quality. Concerns about these factors have led to increased spending by corporations and supportive government regulations and initiatives on local, state, national and global levels, including renewable portfolio standards, tax incentives and international treaties.

We conduct our operations through two business units:

•

AMSC Power Systems. AMSC Power Systems (“Power Systems”) produces a broad range of products to increase electrical grid capacity and reliability; supplies electrical systems used in wind turbines; sells power electronic products that regulate wind farm voltage to enable their interconnection to the power grid; licenses proprietary wind energy system designs to manufacturers of such systems; and provides consulting services to the wind industry.

•

AMSC Superconductors. AMSC Superconductors (“Superconductors”) focuses on the manufacturing of HTS wire and coils; the design and development of HTS products, such as power cables, fault current limiters and motors; and the management of large-scale HTS projects, such as HTS power cable system design, manufacturing and installation.

Competitive Strengths

Our competitive strengths position us well to execute on our growth plans in the markets we serve.

•

Technology Leadership and Engineering Expertise. We are a technology leader in the development of power electronics and HTS wire-based solutions for the wind energy and power grid markets. As of March 31, 2007, we owned more than 370 patents and patent applications worldwide, and had rights through exclusive and non-exclusive licenses to more than 360 additional patents and patent applications. Our technology and manufacturing know-how, customer and product knowledge and patent portfolio provide us with a strong competitive position. We employ our 20 years of development expertise toward the design and commercialization of new products and solutions and toward the implementation of proprietary manufacturing processes.

•

Sophisticated, Flexible Product Design. Our products are highly flexible, and their sophisticated design allows for a high degree of customization. These products leverage our proprietary software and hardware combinations that enable us to configure our power electronics to efficiently and quickly meet the specific requirements of customers in a diverse range of markets. Furthermore, our proprietary HTS wire design and product engineering capabilities enable products with superior performance when compared to other market alternatives. Our wire design, for instance, allows us to tailor the lamination of our HTS wire to meet the electrical and mechanical performance requirements of widely varying end-use applications.

•

Highly Scalable, Low Cost Manufacturing Platform. Our proprietary manufacturing technique for 344 superconductors, which is our brand name for what is generically known as second generation (2G) HTS wire, is modular in nature, which we believe will allow us to readily expand manufacturing capacity at a relatively low incremental cost. All of the equipment we are installing today for the 344 superconductors manufacturing line is designed with the capability to process either 4 cm or 10 cm wide strips, which will allow us to increase gross capacity by 2.5 times without significant additional capital expenditures when we migrate from 4 cm to 10 cm production. We believe our capacity expansion on this manufacturing line will eventually enable us to manufacture this wire at one-fifth the cost of our first generation (1G) HTS wire, which we no longer manufacture.

•

Close Consultative Relationships with Customers. We have built a team of skilled engineers with extensive experience in the design, structure and modeling of power transmission and distribution grids and in the operation of wind farms and industrial sites. We work closely with our customers to understand their needs and develop solutions to their unique operational challenges. By determining solutions, our team is able to identify applications for our technology. We are then able to customize and target our offerings to specific customers.

•

Highly Experienced Management and Technical Team. Senior management has over 200 years of cumulative experience developing, manufacturing, marketing and selling energy technologies. This team is composed of veterans of the electrical equipment, utility and wind power markets and is backed by our 263 employees worldwide as of March 31, 2007, 23 of whom held Ph.D.s in materials science, physics, metallurgy, or engineering.

Strategy

Our strategy is to drive revenue growth and enhance operating results by achieving a greater proliferation and acceptance of our products.

•

Target High-Growth Segments with Commercial Products. We target high-growth segments of the power and utility industry. Our Power Systems offerings are designed to meet the needs of the wind energy market, which is expected to grow by at least 19 percent annually through 2010, according to the Global Wind Energy Council (GWEC). Our HTS and grid-support products fill the needs of capacity-constrained transmission assets globally and address the demand for more reliable, secure and efficient transmission and distribution assets. After decades of decline, Edison Electric Institute, the association of U.S. shareholder-owned electric companies, expects investment in the transmission grid to increase from $5.8 billion in 2005 to $8.4 billion in 2009.

•

Pursue Overseas Markets. We are increasingly focusing our sales efforts on overseas markets and have been successful in targeting business in emerging economies, such as China and South Korea. We also have built significant sales momentum in countries where dynamic voltage standards for wind farms have been put in place, such as Australia, Canada, New Zealand and the United Kingdom. In fiscal 2006, which ended March 31, 2007, approximately 47 percent of our revenues came from sales outside the United States compared with 24 percent the prior fiscal year. In support of this expansion, we maintain field service and sales in Germany as well as operations in Austria. In the first half of fiscal 2006, we opened offices in China and Singapore to support our growing customer base in the Asia-Pacific region.

•

Anticipate Customer Needs in the Development of System-Level Solutions. We develop close working relationships with our customers that enable us to provide customized solutions and identify opportunities to employ our products. Our Network Solutions team collects and analyzes data regarding our customers’ systems—from entire power grids to manufacturing operations to wind farms. For example, our Network Solutions team carries out dynamic simulations for customers on effects power grid disturbances may have on grid reliability under all operating conditions. They then can quantify how the incorporation of volt-amp-reactive (VAR) solutions, such as static VAR compensators (SVCs) and dynamic VAR (D-VAR) systems, and advanced technologies, such as HTS cables and fault current limiters (FCLs), can improve power grid operations. The group performs similar analyses to determine optimum power quality solutions for industrial manufacturing sites and wind farms.

•

Strengthen our Technology Leadership while Lowering Cost. We work continuously to strengthen our leadership position in terms of reliability, effectiveness, cost and total product offering. We interact with our customers and suppliers not only to improve the performance and efficiency of our Power Systems solutions, but also to reduce material and manufacturing costs. In addition, we maintain a vigorous research and development effort that continues to yield increases in electrical and mechanical performance of our 344 superconductors, which already perform at levels that are comparable to or better than our 1G HTS wire. We continue to achieve productivity enhancements in our manufacturing of 344 superconductors, which we believe will enable us to manufacture this wire at one-fifth the cost of our 1G HTS wire.

•

Pursue Targeted Strategic Acquisitions and Alliances. We will continue to pursue strategic business relationships and acquisitions that complement our product portfolio and increase our rate of growth. We have built strategic alliances and close corporate relationships with many industry leaders including GE Energy, Nexans, Siemens, Southwire and Vestas to develop and commercialize our products and to bring them to market. We also have been successful in closing key acquisitions, including our recent acquisitions of Windtec and Power Quality Systems, Inc. The Windtec acquisition provides increased access to the growing wind market and complements sales of our existing D-VAR and PowerModule power electronics products in the wind market. Our recent Power Quality Systems acquisition enhances our reactive compensation product offerings for utility and industrial customers.

Market Opportunities

Our products and services address two substantial global demands:

•	the demand for cleaner, renewable sources of electricity, such as wind power, and

•	the demand for a modernized power grid infrastructure to alleviate capacity constraints and improve reliability, security, stability and efficiency of electricity.

Wind Energy

The market for wind-generated, zero-emission electricity has been growing dramatically for more than a decade. According to the GWEC, nearly 15,200 megawatts (MW) of wind generation capacity was added worldwide in calendar 2006, increasing the global installed base by 26 percent to 74,223 MW. Global wind power capacity is expected to more than double to 149,500 MW by 2010. This growth is being driven in part by the substantial government incentives and mandates that have been established on local, state and national levels. Additionally, wind power costs have been declining rapidly. According to the GWEC’s “Global Wind Energy Outlook 2006” report, “A modern wind turbine annually produces 180 times more electricity at less than half the cost per unit (kWh) than its equivalent twenty years ago. At good locations, wind can compete with the cost of both coal and gas-fired power.”

According to GWEC, more than $23 billion was spent on wind power equipment globally in 2006. We currently are focusing our sales efforts primarily on the United States, Europe, China and India, all of which are undergoing a significant period of growth.

The installed base of wind generated electricity in the United States grew 27 percent to 11,603 MW in 2006 according to GWEC. Growth in the U.S. wind market is currently being driven by both strong demand as well as government support programs. The production tax credit (PTC) expiration date for wind energy was extended to 2008 in the 2005 Energy Policy Act. The PTC provides a two cent-per-kilowatt-hour tax credit for electricity generated with wind turbines over the first 10 years of a project’s operations. In addition, half of the states have already adopted renewable portfolio standards, requiring local utilities to obtain a specified percentage of their electricity from renewable energy sources.

In 2006, GWEC estimates that over 7,700 MW of wind generated electricity was installed in the European Union. Supporting the growth of the European wind market is strong policy support at EU and national levels. The EU’s Renewables Directive, in place since 2001, aims to increase the share of electricity produced from renewable energy sources in the EU to 21 percent by 2010 from 15 percent in 2001. In support of the 21 percent target, incentive programs are operating in Europe, including feed-in tariffs, fixed premiums, and green certificate systems, which are often complemented by tax incentives or environmental taxes.

In China, the National Development and Reform Commission is promoting wind power concessions for large-scale commercial development. The program encourages local authorities to invite both local and international investors to develop 100 MW size wind farms at specific sites. In February of 2005, law was published requiring the creation of a national target for renewable development, a feed-in tariffs system for renewable energy power, a nation-wide cost sharing system, and a national fund for promoting renewable energy development. GWEC estimates the installed base of wind generated electricity in China grew more than 100 percent in 2006 to 2,604 MW.

India’s installed base of wind generated electricity increased more than 40 percent in 2006 to 6,270 MW, making it the fourth largest producer in the world, behind Germany, Spain and the U.S. The fiscal incentives provided by the government to the wind energy sector in India include direct taxes (80 percent depreciation in the first year of installation of a project), tax holiday for 10 years and no income tax paid on power sales to utilities. The Ministry of New and Renewable Energy has also issued guidelines to all state governments to create an attractive environment for the export, purchase, wheeling and banking of electricity generated by wind power projects.

Our Approach to Wind Energy

At the end of fiscal 2006, we had product sales and orders to support more than 3,760 MW of wind generated electricity worldwide, an increase of approximately 175 percent from 1,360 MW at the end of fiscal 2005. We address the wind energy market by providing services and designing, developing, manufacturing and selling critical components.

•

Grid Interconnection. We have been selling D-VAR systems and ancillary components since 2002 to wind farm developers, among others, to enable them to meet grid interconnection standards for dynamic voltage regulation that have been established in certain countries, such as Australia, Canada, New Zealand, Spain and the U.K. We currently have an installed base and orders for D-VAR systems for 30 wind farms worldwide.

•

Electrical Systems. We provide core electrical systems to manufacturers of wind energy systems. These electrical systems incorporate our PowerModule power electronic converters and are installed inside the nacelle of wind energy systems to regulate voltage and control power flows.

•

Development Contracts. Our Windtec subsidiary designs and develops entire state-of-the-art wind energy systems for manufacturers who are in the business of producing wind energy systems or who plan to enter the business of manufacturing wind energy systems. These customers typically pay us an upfront fee for the development work and provide us with a right of first refusal on the provision of core electrical systems needed to operate the wind energy systems.

•

Licensed Designs. We license our proprietary wind energy system designs to companies who wish to manufacture such systems. Companies that license our designs typically pay an upfront fee, pay royalties for each system they install, and provide us with a right of first refusal on the provision of core electrical systems needed to operate the wind energy systems.

•	Service Contracts. We sell service contracts to our customers who purchase our core electrical systems and our D-VAR systems.

•	Consulting Services. We sell consulting services to customers who want to improve their wind energy system designs.

Our Windtec business primarily targets markets outside the United States for its products and services. Our Windtec offerings are well-suited for emerging economies where local manufacturers are needed to meet increasing domestic demands for wind energy systems. Windtec is currently designing wind energy systems for, or licensing wind energy systems to, customers in China, Japan and South Korea, among others. According to GWEC, wind power capacity in these countries grew at 107 percent, 31 percent and 77 percent, respectively, in 2006. Windtec also is targeting customers in countries such as Brazil and India where wind capacity grew by 717 percent and 42 percent, respectively, in 2006.

Our D-VAR solution is sold primarily in countries that have dynamic voltage grid interconnection standards in place. In countries that do not yet have these requirements, such as the United States, utilities often enforce their own standards on wind farms to ensure the stability of their grids. This creates an additional business opportunity for our offerings.

Power Grid Infrastructure

Until the early part of this decade, transmission grid investment experienced a prolonged depression caused by uncertainties with respect to the ownership of and return on transmission grid assets caused by potential changes in power grid regulations and policies. This period of underinvestment resulted in an increasing number of grid disturbances and blackouts, including the Northeast Blackout of August 14, 2003, which was the largest such event in U.S. history, affecting over 50 million people and costing up to an estimated $6 billion in lost business for U.S. companies. A recent study conducted by researchers at Lawrence Berkeley National Laboratory found that electric power outages and blackouts cost America approximately $80 billion annually.

Events and statistics such as these were pivotal in prompting broad public recognition of the need for concerted action to modernize and enhance the security of the nation’s power grid. At the federal level, the Department of Energy (DOE) is supporting the development and implementation of new technologies and programs to enhance grid capacity and reliability. For instance, the DOE is now in the process of designating “Electric Transmission Corridors” to implement new transmission capacity that will relieve congestion problems in the U.S.

At the utility level, U.S. grid investment is now increasing rapidly, driven by a national awareness and federally regulated incentives providing returns on investment for such expenditures. The Edison Electric Institute estimates that transmission investment by utilities grew by 20 percent in 2006 to $7.0 billion, and spending is expected to grow another 14 percent to $7.9 billion in 2007.

As these expenditures are being considered, power grid operators are increasingly confronting reliability issues arising from the capacity limitations of transmission and distribution lines (overhead) and cables (underground). Pushing too much power through a line or cable will heat it up to its “thermal limit.” At that point, more power flow through the line or cable will cause it to fault (forced to be taken out of service) or, in severe cases, fail. Thus, as demand for power increases, it is necessary to upgrade existing transmission and distribution corridors with additional or higher capacity lines or cables.

Traditional transmission lines and cables reach their “voltage stability limit” well below their thermal threshold. Driving more power through a power grid when some of its lines and cables are operating above their voltage stability limit at peak demand times causes either low voltage in the power grid (a “brownout”) or risk of a sudden, uncontrollable voltage collapse (a “blackout”). The Northeast Blackout of 2003 was ascribed to a voltage collapse owing to operation of the grid above its voltage stability limit.

The traditional way to increase power grid capacity and voltage stability is to install more overhead power lines and underground cables. This allows for redundancy of power flow pathways and allows power grid operators to safely run systems closer to the thermal limits of the weakest links in the power grid. However, as a result of rising public resistance to new overhead lines due to environmental, aesthetic and health concerns, permitting processes of five to 10 years or more have become common for new projects.

In urban and metropolitan areas, installing additional conventional underground copper cables is similarly challenging for two important reasons: many existing underground corridors carrying power distribution cables are already filled to their physical capacity and cannot accommodate any additional conventional cables; and adding new conduits requires expanding or securing new corridors and digging up streets to lay new conduit. These tasks are costly and impose significant disruptions.

Our Approach to the Power Grid Infrastructure

We currently address the power grid infrastructure opportunity by providing components and products designed to increase the power grid’s capacity, reliability, security, stability and efficiency.

•

HTS Cables. Our Superconductors business manufactures HTS wire used in superconductor power cables, which are a new class of high-capacity, environmentally benign and easy-to-install transmission and distribution cables that address power grid capacity issues by increasing the thermal limit of existing or new corridors. Power cables are cylindrically shaped systems that consist of wires, which conduct electricity, surrounded by electrical insulation, which in turn is encased in a metal or polymeric jacket. Today, power cables are made primarily using copper wires. Because our HTS wire is able to carry 150 times the electrical current of comparably sized copper wire, power cables of the same diameter can use significantly less HTS wire than copper wire and yet conduct up to 10 times the power of copper cables of the same diameter. These new cable systems also bring efficiency advantages. Traditional cable systems heat up due to the electrical resistance of copper, and this heat causes electrical losses. It is estimated that, on average, eight percent of the electricity produced at generation sites is lost due to resistance in the power grid. Conversely, HTS materials carry direct current (DC) with 100 percent efficiency and alternating current (AC) with nearly 100 percent efficiency when they are cooled below a critical temperature. As a result, AC HTS power cables lose significantly less power to resistive heating than copper cables and DC HTS power cables have no energy losses due to resistive heating. According to Frost & Sullivan, the underground transmission and distribution power cable market in North America alone was expected to be more than $900 million in 2005 and was expected to grow by eight percent annually through 2012. We believe the annual transmission and distribution power cable market worldwide today is at least $2 billion.

•

Reactive Compensation. The power that flows through AC networks comprises both real power, measured in watts, and reactive power, measured in VARs. In simple terms, reactive power is required to support voltage in the power network. Voltage is the “pressure” that drives electrical current through the grid. Operators of AC power networks must closely and continuously balance real power and reactive power. Where reactive power support is inadequate, grids must be operated with heightened caution. Many lines within a power grid are rated well below their full thermal capacity because when grids are stressed, even brief voltage drops caused by transient events (e.g., line outages, plant trips, lightning strikes) can trigger instability and voltage collapse. Our Power Systems business offers power electronics systems that rapidly inject precise amounts of reactive power into transmission grids to compensate for fluctuations in reactive power. We expect the need for reactive compensation to support both steady-state and transient power grid operation will continue to rise as the demand for power increases and utilities increase their focus on energy efficiency. Reliability-must-run generators are used by utilities to support voltage during peak load timeframes. These systems, which consume significant amounts of fuel and emit greenhouse gases, can often be replaced by reactive compensation solutions. We estimate that the current annual addressable market for these products is at least $250 million worldwide, and we expect this market to grow considerably as global demand for electricity also continues increasing.

•

Secure Super Grids. Our Superconductors business develops stand-alone fault current limiter devices and Secure Super Grid systems, which combine the advantages of HTS power cables with fault current limiters in one system. Fault current limiters are designed to protect the grid against power surges. As grids continue to expand, the frequency and magnitude of power surges or “fault currents” that arise from short circuits also increase. In some cities, power surges are approaching and surpassing the ratings of circuit breakers that have been used to protect the power grid, resulting in an increased risk of blackouts. We believe there is a need for a new solution that will be able to limit fault currents and protect ancillary utility equipment. We estimate that the worldwide addressable market for fault current limiters and Secure Super Grid systems exceeds $1 billion annually.

AMSC Power Systems

Our Power Systems business unit designs, develops, assembles, tests, services and sells power electronic products, systems and solutions that generate and rapidly switch, control and modulate power. Power Systems offers three product lines that service the needs of customers in a broad array of industries, including the transmission and distribution, wind power and manufacturing industries.

Power Electronics

Power conversion and active grid management are enabled by power electronic devices, which convert generated or transmitted electric power to the appropriate form for a particular electrical application.

•

PowerModule Power Converters. Our PowerModule power electronic converters incorporate power semiconductor devices that switch, control and move large amounts of power faster and with far less disruption than the electromechanical switches that have historically been used. With power ratings from 60 to 1,000 kW per converter, this product utilizes a proprietary printed circuit board design that incorporates a microprocessor, thereby making it programmable for many uses. Programmability is important because individual PowerModule converters and integrated stacks of PowerModule converters can be programmed to meet the needs of different customers to control and condition varying levels of power from tens of kilowatts to megawatts across a wide range of applications. Our primary commercial PowerModule product is known as the PM1000. We also offer the PowerModule PM1000 Product Developer Kit and PM1000 System Developer Kit to enable potential new customers to more easily integrate and adopt the product in their applications. In addition to PowerModule power converter hardware, our Power Systems business unit is responsible for software development for the PowerModule power converters, as well as for the software needed to integrate the PowerModule power converters into larger scale systems.

While PowerModule systems today are used primarily in wind applications, they also have been incorporated into electric motor drives; distributed and dispersed generation devices (micro-turbines, fuel cells and photovoltaics) and power quality solutions (D-VAR, battery and flywheel-based uninterruptible power supplies).

•

Thyristor Switches. At the heart of several of our grid reliability, power quality and interconnection systems offerings is a thyristor switching technology that we obtained in April 2007 through the acquisition of Power Quality Systems, Inc. These are modular solid-state switches, or valves, that can be configured in a variety of different ways to cater to specific reactive compensation and power quality needs. Today, these products are solely used as a component in our static VAR compensator and power quality static VAR compensator offerings and are not sold as a stand-alone product.

Grid Reliability, Power Quality and Interconnection Systems

Our grid reliability, power quality and interconnection systems product line consists of the following five core reactive compensation and voltage regulation offerings:

Product	Description
D-VAR	Our D-VAR (Dynamic VAR) reactive compensation systems provide a powerful and cost-effective source of dynamic reactive compensation for a wide range of operational needs. D-VAR solutions are customized to meet specific customer needs and include inherent flexibility to accommodate changing grid conditions. They can correct voltage instability problems on transmission networks, provide dynamic voltage and power factor control and regulation on transmission and distribution networks, protect industrial facilities requiring premium power quality, and support a stable point of interconnection for distributed generation facilities and large-scale wind farms. D-VAR systems utilize our proprietary and advanced control and monitoring system that detects and instantaneously compensates for voltage disturbances by injecting leading or lagging reactive power, precisely where it is needed on the grid. D-VAR systems are extremely flexible and scalable, ranging from 2 megaVAR (MVAR) to hundreds of MVAR.
DVC	Our DVC (Dynamic VAR Compensators) solutions are based on the successful D-VAR system. They are a hybrid Static Reactive Compensator/SVC solution that utilizes technology similar to D-VAR systems along with proprietary fast-switched capacitors and reactors. The DVC systems are utilized in situations where both transient and steady state voltage regulation is required, combining the technical superiority of the D-VAR system along with the economics of capacitor and reactor based reactive compensation systems.

SVC	Our SVCs (Static VAR Compensators) are a large, single-point solution geared toward utilities that are looking to stabilize their power grid. Our SVC is a transmission-level solution that utilizes thyristor switched capacitors and reactors to alleviate power flow restraints on stability limited lines and increase overall reliability of the power grid. Benefits of installing an SVC on a transmission system include: stabilized voltages on weaker networks, reduced transmission losses, increased transmission capacity, reducing or delaying the need for new lines, voltage control and stability, power swing damping and higher transient stability limits.

PQ-IVR	Our PQ-IVR (Power Quality-Industrial Voltage Restorer) systems offer large industrial customers a superior solution to disruptive power quality problems. PQ-IVR systems are voltage protection solutions that can detect power quality problems within milliseconds, and counteract them before they turn into costly productivity problems. PQ-IVR systems incorporate our latest PowerModule power electronic converters and can be configured to meet a wide range of customer requirements. Our system engineers work with customers to find the optimum low-cost solution for any industrial application. Just like our D-VAR product, PQ-IVR systems utilize our proprietary PowerModule technology.

PQ-SVC	Our power quality static VAR compensators, or PQ-SVC systems, address power system disturbances for the distribution grid and industrial facilities. This is a cost-effective, highly reliable solution that allows large electric loads to operate on the AC power system while minimizing the impacts of voltage sags and flicker problems. PQ-SVC systems mitigate flicker ranging from motor starts, to continual motor flicker, welding, factory operations and arc furnace operations.

Our grid reliability, power quality and interconnection systems have been purchased by more than 100 customers worldwide in a variety of industries. Representative customers include:

•	grid operators, such as American Electric Power, Landsnet and Northeast Utilities;

•	wind farm developers, owners, operators and vendors, such as Econnect, Enbridge and Suzlon; and

•	industrial customers, such as Bridgestone, Micron Technologies and Universal Compression.

Wind Energy Systems and Solutions

Our Windtec subsidiary provides a wide range of wind energy system designs and services. Wind energy systems comprise all components of a system needed to generate electricity from wind. These components include the foundation, the tower, wind turbine blades and the nacelle, which incorporates gear boxes, a generator, electrical systems and ancillary controls. To date, we have undertaken projects encompassing wind energy systems with power ratings ranging from 1.65 MW to 5 MW for use both on- and off-shore. Windtec licenses proprietary designs and develops tailored designs based on specific customer needs. Windtec offers these designs through technology transfer or licensing agreements. Customers then are able to begin manufacturing the wind energy systems. In addition to the design and development work, we offer customer training and support services as well as wind turbine electrical systems. Leveraging our PowerModule converters as a core component, our wind turbine electrical systems perform various functions, including controlling the pitch and variable speed of blades.

Representative customers include wind energy system manufacturers, such as:

•	Doosan Heavy Industries in South Korea;

•	Ebara in Japan;

•	Sinovel Wind in China; and

•	Wikov in the Czech Republic.

Facilities & Manufacturing

Our Power Systems business unit currently operates out of facilities in New Berlin and Middleton, Wisconsin; West Mifflin, Pennsylvania; and Klagenfurt, Austria. In New Berlin, we design, develop, assemble and test our PowerModule power electronic converters. We outsource the manufacture of components of our PowerModule power converters, allowing us to focus on our core competency of design and final assembly and test of PowerModule systems. This also provides Power Systems with the flexibility to utilize best-of-breed subcomponents in the assembly of our converters. We assemble and test components and PowerModule power converters for incorporation into our grid reliability, power quality and interconnection systems, such as D-VAR, DVC and PQ-IVR in our Middleton, Wisconsin facility. Our West Mifflin, Pennsylvania facility is responsible for designing, manufacturing and selling our thyristor switch-based technology that we integrate into our PQ-SVC and SVC products. Our Windtec subsidiary operates out of Klagenfurt, Austria. This location is home to Windtec’s core engineering, design and sales teams.

In order to reduce manufacturing costs and meet the growing global demand for our Power Systems products and services, we are actively examining opportunities to scale up our manufacturing capabilities for power electronic converters in the U.S. and establish manufacturing operations in China.

AMSC Superconductors

Our Superconductors business unit designs, develops, manufactures and sells HTS wire and products made with HTS wire. We sell wire to original equipment manufacturers (OEMs) that incorporate HTS wire into value-added products, which are, in turn, sold to electric utilities, ship integrators and industrial end-users, among others. We also develop power cable systems, fault current limiters and rotating machines (including electric motors, generators and synchronous condensers) based on our HTS wire. In addition, the business unit manages projects that demonstrate these value-added HTS products and create market demand for HTS wire.

HTS Wire

In calendar 2006, we completed our transition from the manufacture of 1G HTS wire to our proprietary 2G HTS wire, which we have named 344 superconductors. We have supplied approximately 80 percent of the 1G

HTS wire used in HTS product development and system demonstrations worldwide. Our 344 superconductors have been designed to be easily adopted by our customers who have been developing products based on our 1G HTS wire.

With the ability to carry more than 150 times the power of copper wires of the same dimensions, our 344 superconductors have electrical and mechanical performance that is comparable to or better than our 1G HTS wire, and we expect to manufacture this wire at one fifth the cost our 1G HTS wire when production volumes exceed approximately 2.7 million meters per year. The superconductor compound we utilize in our 2G HTS wire is YBa2Cu 3O 7, commonly referred to as “YBCO.”

Both 1G HTS wires and 344 superconductors are hair-thin, ribbon shaped wires that are approximately 0.4 cm wide. The core of our 344 superconductors consists of multiple thin coatings of several materials, including a thin coating of HTS material, on a base metal or alloy. A graphic representation of the multiple coatings in our 344 superconductors is shown in the following figure:

Architecture of the core of 344 superconductors (un-laminated, not to scale)

Many different manufacturing techniques can be utilized to produce each of the thin coatings in a 2G HTS wire. We believe we have chosen high-volume, low-cost manufacturing processes for the production of each of the coatings in our proprietary 344 superconductors, which we believe gives us a competitive edge in the marketplace.

The final form of both 1G HTS wire and 344 superconductors comprises a core ribbon-shaped wire that is laminated on both sides with a thin strip of a metal or alloy in the final step of manufacturing to tailor the mechanical properties of the product. Different end-use products require different mechanical properties; so the ability to tailor these properties in the final manufacturing step is important. We also believe our ability to cost-effectively laminate our wires provides us with a competitive advantage.

Because they have the same general dimensions, and because the electrical and mechanical performance of 344 superconductors equal or exceed that of 1G HTS wire, 344 superconductors can easily replace 1G HTS wire in applications that have already adopted 1G HTS wire. However, the two generations of HTS wire differ in the superconductor materials of which they are comprised, their internal architecture, how they are manufactured, and, in some instances, their end-use applications because 344 superconductors possess unique physical properties that enable a new class of superconductor products.

Our 344 superconductors are “smart materials” because they are able to switch from a superconducting state with zero resistance to the flow of electricity, to the resistive state when the current passing through the wire exceeds a critical value. Because a high resistance reduces current in an electrical network, the “smart” switching feature of superconductor wire can be used to limit high fault currents that arise because of network short circuits. This is the basis of fault current limiting devices for utility and military applications. Our 344 superconductors are well suited for such applications because the resistance of the other layers in its structure can be kept high, thus decreasing the amount of wire required to achieve the required resistance. By contrast, the significant amount of silver in 1G HTS wire keeps the resistance low. Our lamination process also permits the economical addition of thick stabilizer to our 344 superconductors to minimize the temperature rise during a fault event. This lamination process is a further competitive advantage of our 344 superconductors and associated manufacturing process as it allows us to customize our product to meet the materials and performance needs of our customer’s specific applications.

For the fiscal year ended March 31, 2007, we shipped 112,818 meters of 1G HTS wire from our inventory of this wire, which we no longer manufacture. As of March 31, 2007, we had remaining approximately 180,000 meters of 1G HTS wire available for sale in inventory, most of which we believe we will sell over the next several years. We are now manufacturing only 344 superconductors. For the fiscal year ended March 31, 2007, we had shipped 11,500 meters of 344 superconductors to more than 25 customers in more than 10 countries. We believe the demand for our limited supply of 344 superconductors is very strong.

HTS Wire-Based Products and Applications

AMSC Superconductor’s HTS wire is now being used in the development and commercialization of a broad array of products and applications. The business is currently focused on the development and commercialization of three main product areas for power grids: superconductor power cables, Secure Super Grid systems, and stand-alone fault current limiters.

Superconductor Power Cables and Secure Super Grids. An important application for our HTS wire is high-capacity AC and DC power cables. Because of the high power capacity of HTS wire, HTS power cables can carry up to 10 times more power, depending on the design and operating characteristics of the cable, than copper-based cables of the same diameter. The performance levels and mechanical properties of our HTS wire are sufficient today to meet the technical requirements for cables that can alleviate congestion in power transmission systems. We expect that the price for HTS wire for cable systems (as measured in dollars per kiloamp meter) will approach that of copper wire used in power cable systems in the years ahead.

There are several designs for HTS power cables being developed and tested by approximately nine cable manufacturers around the world. In all cases, the cryogenic coolant for the HTS wires in these cables is liquid nitrogen. Nitrogen, which comprises approximately 79 percent of the air we breathe, is an environmentally friendly, nonflammable material. When cooled by standard industrial refrigeration techniques, nitrogen gas turns into a relatively inexpensive liquid, which is used in many applications, ranging from steel making and freezing of foods, to crushing of spices to cryogenic freezing of biological materials on farms.

Key components of a co-axial, cold dielectric superconductor power cable.

Among the advantages presented by HTS cables over conventional copper cables are increased power density, ease of installation, reduced voltage and increased reliability and security. In order for electric utilities and power grid operators to realize these advantages, they must first observe the successful testing and operation of HTS cables in high voltage test facilities and in actual power grid installations. The first HTS cable demonstration project was undertaken more than a decade ago. Today, two HTS cables are operating in the live grid in the United States; one in Columbus, Ohio, which utilizes our 1G HTS wire and one in Albany, New York, which utilizes 1G HTS wire manufactured by Sumitomo Electric Industries in Japan.

In April 2003, we were selected by the DOE as the prime contractor to install a half-mile long, 600 MW, 138 kilo-Volt (kV) HTS cable system in the power grid of the Long Island Power Authority (LIPA). We selected Nexans as our subcontractor to manufacture the HTS cable, the cable cryostat and the cable terminations, and we selected Air Liquide to provide the cryogenic system design and the refrigeration equipment. We produced approximately 160,000 meters of 1G HTS wire for this project and delivered all of the wire to Nexans during the fiscal year ended March 31, 2006. We expect the cable system to be installed and energized by the end of calendar 2007.

In addition to the U.S. HTS cable projects, additional demonstrations are underway in China, Europe, Japan, Korea and Mexico. We have supplied 80 percent of HTS wire for such projects.

Secure Super Grid systems increase the capacity of power grids while also being able to rapidly suppress fault currents. In May 2007, we announced that we had signed a contract with Consolidated Edison, Inc. to develop and deploy our Secure Super Grid technology in New York City within three years. The Department of Homeland Security is expected to invest up to $25 million in the development of this technology. We believe this technology has the potential to significantly enhance the capacity, security and efficiency of electric power infrastructures in urban and metropolitan areas around the world, enabling “Secure Super Grids.”

Fault Current Limiters. The availability of 344 superconductors with their “smart” switching capability, coupled with our proprietary lamination technology, opens a path for stand-alone fault current limiting devices, which serve as surge suppressors for the electric power grid. Fault current limitation is becoming an increasingly critical issue for utilities with growing and highly meshed urban grids, and utility interest in finding a solution is high. Fault currents today are reaching levels that could exceed the safe operating levels of circuit breakers and other power equipment in numerous locations around the world. This results in millions of dollars in damaged utility equipment and is also a common cause of brownouts and blackouts.

Many different designs of FCLs have been proposed to address this problem. The most widely investigated class is called a “resistive” FCL in which a current exceeding the critical current of the HTS material causes it to switch into a resistive state. We have years of experience and many patents in this area. As the first long-length 344 superconductors became available, we established in February 2005 a development agreement with Siemens Corporate Technology in Erlangen Germany to develop 344 superconductors for a stand-alone FCL application. In January 2007, this collaboration succeeded in demonstrating a single phase, 13 kV-class, 2.25 MVA-rated fault current limiter using our 344 superconductors and a proprietary bifilar coil concept. Our collaboration with Siemens continues with the goal of developing more advanced wire and higher rated FCL systems for commercial application. We have also sold 344 superconductors to seven additional customers worldwide who are developing FCLs. Among them is Hyundai Heavy Industries, which announced a successful test of an 8 MVA-rated system using our wire in early 2007.

Rotating Machinery. The use of HTS wire in rotating machines provides significant competitive advantages by enabling dramatic reductions in size, weight and manufacturing costs relative to conventional machines. Because of the manufacturing cost reductions associated with the reduced size of our HTS rotating machines, we expect the market price for rotating machines using our design to eventually be equivalent to that of copper-based machines at power ratings of 1 MW (1,333 horsepower) and above.

We have produced several such rotating machines in the past and have pursued patent protection on many aspects of these machines. In March 2007, we completed factory acceptance testing of our 36.5 MW (49,000 horsepower) HTS motor for the U.S. Navy. We plan to license designs for HTS rotating machines to companies that have the infrastructure to manufacture these systems. We believe contracts of this kind would yield license and consulting service fees from these companies and a growing stream of royalty payments and revenues from the sale of HTS wire and coils to licensees.

Other Future HTS Opportunities. Over the past several years, we have sold our HTS wire to a number of OEMs and research and development organizations that are developing other applications for HTS wire. We have sold HTS wire for transportation, military, medical, magnetic separation and other uses. Many of these applications are in the early development stage. For instance, in recent years, we have sold our HTS wire for:

•	a prototype electromagnet used by Central Japan Railway for its maglev train system;

•	a wind turbine generator being manufactured by a customer in Europe;

•	a degaussing cable for use on naval ships to reduce their magnetic signatures; and

•	magnetic processing systems for the clean up of waste water, which is being developed by a Japanese firm.

Some of these applications have the potential to become important markets for our HTS wire, and we will continue to market our HTS wire to a wide array of application developers. We cannot make any assurances, however, that these markets will become significant contributors to future revenue.

HTS Wire Manufacturing and Facilities

We have investigated over a period of 12 years many different techniques for manufacturing each of the layers in our 344 superconductors. We have discovered and demonstrated a combination of high-volume, low-cost manufacturing steps that yield our proprietary 344 superconductors with very high electrical performance. The manufacturing steps we currently utilize to manufacture our proprietary 344 superconductors, are illustrated in the following figure.

Ten individual steps are utilized in our reel-to-reel manufacturing process for 344 superconductors

We believe the manufacturing steps we currently utilize will produce 344 superconductors at substantially lower costs than the 1G and generic 2G HTS wire manufacturing techniques being pursued by competitors. Our current estimates suggest we should be able to produce 344 superconductors at one-fifth the cost at which we had been producing 1G wire once we reach 2.7 million meters per year in production capacity. We believe the performance and manufacturing costs inherent in our manufacturing process for 344 superconductors will give us a competitive edge in the commercial market for HTS wires. We have also developed a strong portfolio of patents related to our fabrication methodology for 344 superconductors, with more than 90 worldwide patents and patent applications pending, and licenses to more than 50 worldwide patents and patent applications owned by others, as of March 31, 2007. However, we can make no assurances that we will be successful in fully scaling up our proprietary manufacturing process for 344 superconductors.

We now produce 4 cm wide strips of superconductor material by our proprietary manufacturing process. One of the last steps of manufacturing is to slit the 4 cm wide strips into the industry-standard width, which is approximately 0.4 cm. As shown below, the result is that we produce multiple, ribbon-shaped wires from one manufacturing operation, which reduces manufacturing costs.

Multiple, ribbon-shaped HTS wires with industry-standard dimensions can be produced after first producing coatings on a wider strip. Shown is a partially slit 4 cm wide strip.

All of the equipment for our 344 superconductors manufacturing line is designed with the capability to process either 4 cm wide or 10 cm wide strips. As of March 31 2007, we had installed, commissioned and qualified 75 percent of the manufacturing equipment needed to achieve a gross annual capacity in December 2007 of 720,000 meters of 344 superconductors from 4 cm wide strips. Because our proprietary wire manufacturing technique is modular, we expect to be able to expand the current operation at a rate dictated by market demand by commissioning additional production modules and by widening the process strip from 4 cm to 10 cm, yielding a 2.5x increase in output with the same manufacturing equipment once we complete the migration to 10 cm strips.

In the fiscal year ended March 31, 2007, we invested approximately $8.4 million in the 344 superconductors production line, and we anticipate spending approximately $6,000,000 on this line in the year ended March 31, 2008. These expenditures are being made to enable us to a) achieve a gross production capacity of approximately 720,000 meters of 344 superconductors in December 2007 on our 4 cm manufacturing technology, and b) prepare to migrate to the our 10 cm manufacturing technology. We estimate that an additional $28 million to $35 million of capital expenditures would be needed for a full commercial manufacturing operation with a gross capacity of approximately 9 million meters of wire per year.

The current operation and subsequent expansion of this operation to full commercial manufacturing will be located in our Devens, Massachusetts facility.

We have made substantial investments in product and technology development since our inception.

Sales and Marketing

We have built a Network Solutions Team comprised of skilled engineers who were previously employed at electric utilities and who have extensive experience in the design and structure of transmission and distribution grids and in the operation of industrial sites and wind farms. This team plays a key role in our sales process, providing us with an in-depth understanding of customer needs. Using sophisticated software programs, the team performs analyses on the effects of disturbances in power grids to determine grid reliability under normal and peak loading conditions. This group also analyzes how the use of standard technologies, such as capacitors and static VAR compensators (SVCs), and advanced technologies, such as HTS cables, fault current limiters and D-VAR systems, will enable the reliable operation and improve the performance of power grids. This team performs similar analyses to determine the optimum power quality solution for industrial manufacturing sites and the solution needed to meet grid interconnection standards for wind farms. We believe our Network Solutions Team is a competitive differentiator because it enables us to obtain a thorough understanding of customer needs to offer highly customized solutions.

Our Power Systems products are sold directly by our sales force in the U.S., Europe and Asia. We have sold and intend to continue selling both individual PowerModule power converters as well as integrated PowerModule power converters for applications, such as motor drives, uninterruptible power supplies, wind turbines and distributed generation applications.

Our channels to market for HTS wire include direct sales as well as distributors, such as Kiswire in Korea and Suzuki Shokan in Japan. Our target markets include OEMs that incorporate our wire into prototype power cables, motors, generators and electromagnet applications for sale to the utility, transportation, ship building and industrial processing markets. We have strong relationships with key OEMs, such as Nexans, Siemens and Southwire. We also sell wire to customers that are in early stages of research and development. These customers use the wire in products, such as power transformers, fault current limiters and electromagnet applications in the medical, materials processing and transportation industries, as well as other fields.

For the year ended March 31, 2007, we had two customers that represented approximately 36 percent and 10 percent of total revenue. For the year ended March 31, 2006, we had three customers that represented approximately 41 percent, 19 percent and 12 percent of total revenue. For the year ended March 31, 2005, we had three customers that represented approximately 53 percent, 21 percent and 10 percent of total revenue. The portion of total revenue derived from customers located outside the United States was 47 percent for the year ended March 31, 2007, 24 percent for the year ended March 31, 2006 and 11 percent for the year ended March 31, 2005. For additional financial information, see the Notes to Consolidated Financial Statements included herein, including Note 16, entitled “Business Segment Information,” regarding our business segments.

Competition

Competition for AMSC Power Systems

We face competition from companies that are developing power electronic converters for use in applications for which we expect to sell our PowerModule products. These companies include Inverpower, SatCon, Semikron and Xantrex.

We face competition from other companies selling power reliability products similar in application to our D-VAR and PQ-SVC products, such as STATCOM and SVC products made by ABB, Alstom, Mitsubishi Electric and Siemens; adaptive VAR compensators produced by S&C Electric; DVRs (dynamic voltage restorers) produced by companies, such as ABB and S&C Electric; and flywheels and battery-based UPS systems offered by various companies around the world.

Our Windtec subsidiary faces competition for the supply of wind turbine engineering design services from other full-service design engineering firms, such as Garrad Hassan. We also face competition for the licensing of wind turbine systems by companies, such as Aerodyn, DeWind and REpower. We also face indirect competition from current wind energy system manufacturers, such as Gamesa, GE, Suzlon and Vestas.

Competition for AMSC Superconductors

We face competition both from vendors of traditional wires made from materials, such as copper and from companies who are developing HTS wires. While we no longer manufacture 1G HTS wire, we continue to sell this wire from inventory and face competition from EHTS (a division of Bruker Biospin in Germany), Innova Superconductor Technologies (China) and Sumitomo Electric Industries (Japan). Sumitomo has made progress recently in improving the performance of its 1G HTS wire.

We also face competition for our 344 superconductors from a number of companies in the U.S. and abroad who are developing 2G HTS wire technology. These include MetOx and Superpower (a subsidiary of Royal Philips Electronics) in the U.S.; Fujikura, Furukawa, Showa and Sumitomo in Japan; and EHTS, Evico, Nexans and Zenergy in Europe. We believe that the proprietary processes we have adopted will prove to be the best processes to provide not only high-performance wire, but also commercial quantities at the lowest cost. Five companies—Evico, Nexans, Showa, Sumitomo Electric and Zenergy—have been focusing their research programs more recently on the development of 2G HTS wire made by the same or similar processes we have chosen to utilize to manufacture 2G HTS wire.

We are developing a stand-alone HTS FCL in collaboration with Siemens and our Secure Super Grids technology, which incorporates HTS fault-current-limiting capability. The industrial competition for stand-alone FCLs based on HTS includes Hypertech, SC Power and SuperPower in the US; Nexans and Rolls-Royce in Europe; Sumitomo Electric and Toshiba in Japan; Beijing Superconductor and Innopower in China; and Hyundai and KEPRI in Korea. Initial work on HTS cables that incorporate fault current limiting characteristics was carried out several years ago by EHTS and Nexans using a different concept. The competition for stand-alone FCLs also includes non-HTS systems based on power electronics, including a system developed recently by Powell. We believe we have a strong intellectual property position in Secure Super Grids technology and also a strong position on stand-alone FCLs in collaboration with Siemens.

Many of our competitors have substantially greater financial resources, research and development, manufacturing and marketing capabilities than we do. In addition, as our target markets develop, other large industrial companies may enter these fields and compete with us.

Patents, Licenses and Trade Secrets

Patent Background

An important part of our business strategy is to develop a strong worldwide patent position in all of our technology areas. Our intellectual property (IP) patent portfolio comprises both patents we own and patents we license from others. We devote substantial resources to building a strong patent position, and we believe that we have significantly strengthened our position in the past several years. As of March 31, 2007, we owned (either alone or jointly) 104 U.S. patents and had 39 U.S. patent applications on file. We also hold licenses from third parties covering over 123 issued U.S. patents and 23 U.S. patent applications. Together with the international counterparts of each of these patents and patent applications, we own more than 370 patents and patent applications worldwide, and have rights through exclusive and non-exclusive licenses to more than 360 additional patents and patent applications.

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

If companies holding patents or patent applications that we need to license are competitors, we believe the strength of our patent portfolio will significantly improve our ability to enter into license or cross-license arrangements with these companies. We have already successfully negotiated a cross-license with a competitor. However, there can be no assurance that we will be able to obtain all necessary licenses from competitors on commercially reasonable terms, or at all.

We may be required to obtain licenses to some patents and patent applications held by companies or other institutions, such as national laboratories or universities, not directly competing with us. Those organizations may not be interested in cross-licensing or, if willing to grant licenses, may charge unreasonable royalties. We have successfully obtained licenses related to HTS wire from a number of such organizations, including Lucent Technologies, MIT, ORNL, Superlink of New Zealand and Toshiba in Japan, with royalties we consider reasonable. Based on past experience, we expect that we will be able to obtain other necessary licenses on commercially reasonable terms. However, there can be no assurance that we will be able to do so.

Failure to obtain all necessary licenses upon reasonable terms could significantly reduce the scope of our business and have a materially adverse effect on our results of operations. We do not now know the likelihood of successfully contesting the scope or validity of patents held by others. In any event, we could incur substantial costs in challenging the patents of other companies. Moreover, third parties could challenge some of our patents or patent applications, and we could incur substantial costs in defending the scope and validity of our own patents or patent applications whether or not a challenge is ultimately successful.

Power Systems Patents

We have received patents and filed a significant number of additional patent applications on power quality and reliability systems, including D-VAR, DVC and PQ-IVR systems. Our Power Systems products are covered by more than 65 patents and patents pending worldwide on both our systems and power converter products. The patents and applications are directed to inventions that significantly improve product performance and reduce product costs, thereby providing a competitive advantage. One invention of note allows for a reduction in the number of power inverters required in the system by optimally running the inverters in overload mode, thereby significantly reducing overall system costs. Another important invention utilizes inverters to offset transients due to capacitor bank switching, which provides improved system performance.

Our Windtec subsidiary designs a variety of wind turbine systems and licenses these designs, including know-how and patent rights, to third parties for an upfront fee and royalty payments for each installation of a wind turbine system. Windtec’s wind turbine designs are covered by more than 25 patents and patents pending worldwide on wind turbine technology. Windtec has patent coverage on the unique design features of its blade pitch control system, which ensures optimal aerodynamic flow conditions on the turbine blades and improves system efficiency and performance. The pitch system includes a patented SafetyLOCK feature which causes the blades to rotate to a feathered position to prevent the rotor blades from spinning during a fault.

With our Power Systems business growing rapidly now in China, we recognize the importance of IP protection in that region. It is our judgment that China is steadily moving in the direction of recognizing and acting on international norms for IP. As such, we have incorporated China in our patent strategy for all of our various products. Nevertheless, we recognize that the risk of IP piracy is still higher there than in most other developed countries, and so we are careful to limit the technology we provide through our product sales and other expansion plans in China. While we take the steps necessary to ensure the safety of our IP, there can be no assurance that that these measures will be fully successful.

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

We have obtained licenses to patents and patent applications covering some HTS materials, including an exclusive license from Superlink and non-exclusive licenses from Lucent Technologies, Sumitomo Electric and Toshiba. However, we may have to obtain additional licenses to HTS materials.

In May 2006, we announced we had completed the transition to 2G HTS wire and, as a result, had ceased all 1G wire production. We are continuing to develop and ramp up production of our 2G HTS wire, which we call 344 superconductors, and we intend to continue to obtain a proprietary position in 2G HTS wire through a combination of patents, licenses and proprietary know-how. In addition to our owned patents and patent applications in 2G HTS wire, we have obtained an exclusive license from MIT for the MOD process we use to deposit the YBCO layer, and a nonexclusive license from University of Tennessee/Battelle to the RABiTS process we use for the substrate and buffer layers for this technology. If alternative processes become more promising in the future, we will also seek to develop a proprietary position in these alternative processes.

We have a significant number of patents and pending patents covering applications of HTS wire, such as HTS fault current limiters, Secure Super Grids technology, which includes both HTS power cables and fault current limiting capability, and HTS rotating machines. Since the HTS rotating machine, FCL cables and Secure Super Grids fields are relatively new fields, we believe we are building a particularly strong patent position in these areas. At present, we believe we have the broadest and most fundamental patent position in HTS rotating machines technology. We have also filed a series of patents on our concept for our proprietary Secure Super Grids technology. However, there can be no assurance that that these patents will be sufficient to assure our freedom of action in these fields without further licensing from others.

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

Employees

As of March 31, 2007, we employed a total of 263 persons, 23 of whom have a Ph.D. in materials science, physics or related fields. None of our employees is represented by a labor union. Retaining our key employees is important for achieving our goals, and we are committed to developing a working environment that motivates and rewards our employees.

Corporate Information

We file reports, proxy statements and other documents with the Securities and Exchange Commission. You may read and copy any document we file at the SEC Headquarters at Office of Investor Education and Assistance, 100 F Street, NE, Washington, D.C. 20549. You should call 1-800-SEC-0330 for more information on the public reference room. Our SEC filings are also available to you on the SEC’s Internet site at www.sec.gov.

American Superconductor Corporation was incorporated in Delaware in 1987.

Our internet address is www.amsc.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through our web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission.

We intend to disclose on our website any amendments to our code of business conduct and ethics that are required to be disclosed pursuant to the SEC rules.

American Superconductor and design, Revolutionizing the Way the World Uses Electricity, AMSC, Powered by AMSC, SuperVAR, D-VAR, DVC, PQ-IVR, PowerModules, Secure Super Grids and Windtec are trademarks or registered trademarks of American Superconductor Corporation. Other trademarks or service marks appearing in this Annual Report on Form 10-K are the property of their respective holders.

Item 1A.	Risk Factors

We have a history of operating losses, and we expect to incur losses in the future.

We have been focused on research and development activities through the fiscal year ended March 31, 2007. We have incurred net losses in each year since our inception. Our net loss was $34.7 million for the fiscal year ended March 31, 2007, $30.9 million for the fiscal year ended March 31, 2006 and $19.7 million for the fiscal year ended March 31, 2005. Our accumulated deficit as of March 31, 2007 was $385.1 million. We expect to continue to incur operating losses until at least the end of the fiscal year ending March 31, 2009, and we cannot be certain that we will ever achieve profitability.

We had cash, cash equivalents and marketable securities totaling $35.3 million at March 31, 2007. We believe our available cash, cash equivalents and marketable securities will be sufficient to fund our working capital, capital expenditures and other cash requirements through at least the end of the fiscal year ending March 31, 2009. However, we may need additional funds if our performance deviates significantly from our current business plan, if there are significant changes in competitive or other market factors, or if unforeseen circumstances arise. Such funds may not be available, or may not be available under terms acceptable to us.

There are a number of technological challenges that must be successfully addressed before our superconductor products can gain widespread commercial acceptance, and our inability to address such technological challenges could adversely affect our ability to acquire customers for our products.

Many of our superconductor products are in the early stages of commercialization, while others are still under development. There are a number of technological challenges that we must successfully address to complete our development and commercialization efforts for superconductor products. We also believe that several years of further development in the cable, fault current limiter and motor industries will be necessary before a substantial number of additional commercial applications for our HTS wire in these industries can be developed and proven. We will also need to improve the performance and reduce the cost of our HTS wire to expand the number of commercial applications for it. We may be unable to meet such technological challenges or to sufficiently improve the performance and reduce the costs of our HTS wire. Delays in development, as a result of technological challenges or other factors, may result in the introduction or commercial acceptance of our superconductor products later than anticipated.

The commercial uses of superconductor products are limited today, and a widespread commercial market for our products may not develop.

To date, there has been no widespread commercial use of HTS products. Even if the technological hurdles currently limiting commercial uses of HTS products are overcome, it is uncertain whether a robust commercial market for those new and unproven products will ever develop. To date, many projects to install HTS cables and products in power grids have been funded or subsidized by the governmental authorities. If this funding is curtailed, grid operators may not continue to utilize HTS cables and products in their projects. It is possible that the market demands we currently anticipate for our HTS products will not develop and that they will never achieve widespread commercial acceptance.

We have limited experience manufacturing our Power Systems products in commercial quantities, and failure to manufacture our Power Systems products in commercial quantities at acceptable cost and quality levels would impair our ability to meet customer delivery requirements.

To be financially successful, we will have to manufacture our Power Systems products in commercial quantities at acceptable costs while also preserving the necessary performance and quality levels. We cannot be certain that we will be successful in developing product designs and manufacturing processes that permit us to manufacture our Power Systems products in commercial quantities at acceptable costs while preserving the necessary performance and quality. In addition, we may incur significant unforeseen expenses in our product design and manufacturing efforts.

We have not manufactured our 344 superconductors in commercial quantities, and a failure to manufacture our 344 superconductors in commercial quantities at acceptable cost and quality levels would substantially limit our future revenue and profit potential.

We are developing commercial-scale manufacturing processes for our 344 superconductors, which, while very different from our 1G HTS wire manufacturing processes, are also extremely complex and challenging. We expect to have installed and qualified by December 31, 2007 the capacity to manufacture 720,000 meters of our 344 superconductors annually. However, in order to be able to offer our wire at pricing that we believe will be commercially competitive, we estimate that we will need to develop the capacity to manufacture nine million meters of our 344 superconductors annually. We believe it will cost between approximately $28 million and $35 million to purchase and install additional equipment to achieve this commercial scale manufacturing capability. We may not be able to manufacture satisfactory commercial quantities of 344 superconductors of consistent quality with an acceptable yield and cost. Failure to successfully scale up manufacturing of our 344 superconductors would result in a significant limitation of the broad market acceptance of our HTS products and of our future revenue and profit potential.

We have limited experience in marketing and selling our superconductor products and system-level solutions, and our failure to effectively market and sell our products and solutions could adversely affect our revenue and cash flow.

To date, we have limited experience marketing and selling our superconductor products and system-level solutions, and there are few people who have significant experience marketing or selling superconductor products and system-level solutions. Once our products and solutions are ready for widespread commercial use, we will have to develop a marketing and sales organization that will effectively demonstrate the advantages of our products over both more traditional products and competing superconductor products or other technologies. We may not be successful in our efforts to market this new technology, and we may not be able to establish an effective sales and distribution organization.

We may decide to enter into arrangements with third parties for the marketing or distribution of our products, including arrangements in which our products, such as HTS wire, are included as a component of a larger product, such as a power cable system or a motor. By entering into marketing and sales alliances, the financial benefits to us of commercializing our products are dependent on the efforts of others.

Our success in addressing the wind energy system market is dependent on the system manufacturers that license our system designs.

Because an important element of our strategy for addressing the wind energy system market involves the license of our system designs to manufacturers of wind energy systems, the financial benefits to us of our products for the wind energy market are dependent on the success of these manufacturers in selling wind energy systems that incorporate our designs. We may not be able to enter into marketing or distribution arrangements with third parties on financially acceptable terms, and third parties may not be successful in selling our products or applications incorporating our products.

Growth of the wind energy market depends largely on the availability and size of government subsidies and economic incentives.

At present, the cost of wind energy exceeds the cost of conventional power generation in many locations around the world. Various governments have used different policy initiatives to encourage or accelerate the development and adoption of wind energy and other renewable energy sources. Renewable energy policies are in place in the European Union, most notably Germany and Spain, certain countries in Asia, including China, Japan and South Korea, and many of the states in Australia and the United States. Examples of government sponsored financial incentives include capital cost rebates, feed-in tariffs, tax credits, net metering and other incentives to end-users, distributors, system integrators and manufacturers of wind energy products to promote the use of wind energy and to reduce dependency on other forms of energy. Governments may decide to reduce or eliminate these economic incentives for political, financial or other reasons. Reductions in, or eliminations of, government subsidies and economic incentives before the wind energy industry reaches a sufficient scale to be cost-effective in a non-subsidized marketplace could reduce demand for our products and adversely affect our business prospects and results of operations.

Many of our revenue opportunities are dependent upon subcontractors and other business collaborators.

Many of the revenue opportunities for our business involve projects, such as the installation of superconductor cables in power grids and electrical system hardware in wind energy systems, in which we collaborate with other companies, including suppliers of cryogenic systems, manufacturers of electric power cables and manufacturers of wind energy systems. In addition, a key element of our business strategy is the formation of business alliances with motor manufacturers and/or marine propulsion system integrators. As a result, most of our current and planned revenue-generating projects involve business collaborators on whose performance our revenue is dependent. If these business partners fail to deliver their products or perform their obligations on a timely basis or fail to generate sufficient demand for the systems they manufacture, our revenue from the project may be delayed or decreased and we may not be successful in selling our products.

We may not realize all of the sales expected from our backlog of orders and contracts.

At March 31, 2007, we had approximately $80 million of backlog of orders and contracts. There can be no assurances that the revenue we expect to generate from our backlog will be realized in the periods we expect to realize such revenue, or at all. In addition, the backlog of orders and contracts, if realized, may not result in profitable revenue. Backlog represents the value of contracts and purchase orders (PO’s) received, less the revenue recognized to date on those contracts and PO’s. Our customers have the right under some circumstances and with some penalties or consequences to terminate, reduce or defer firm orders that we have in backlog. In addition, our government contracts are subject to the risks described above. If our customers terminate, reduce or defer firm orders, we may be protected from certain costs and losses, but our sales will nevertheless be adversely affected and we may not generate the revenue we expect. Although we strive to maintain ongoing relationships with our customers, there is an ongoing risk that orders may be cancelled or rescheduled due to fluctuations in our customers’ business needs or purchasing budgets.

Our contracts with the U.S. government are subject to audit, modification or termination by the U.S. government, and the continued funding of such contracts remains subject to annual congressional appropriation which, if not approved, could adversely affect our results of operations and financial condition.

As a company that contracts with the U.S. government, we are subject to financial audits and other reviews by the U.S. government of our costs and performance, accounting and general business practices relating to these contracts. Based on the results of these audits, the U.S. government may adjust our contract-related costs and fees. We cannot be certain that adjustments arising from government audits and reviews would not have a material adverse effect on our results of operations. Some of our contracts with the U.S. government are on a firm fixed price basis and, as such, are subject to more financial risk in the event of unanticipated cost overruns. For example, we recently announced that we had higher than planned costs in connection with a fixed price contract with the Navy.

All of our U.S. government contracts can be terminated by the U.S. government for its convenience. Termination-for-convenience provisions provide only for our recovery of costs incurred or committed, and for settlement of expenses and profit on work completed prior to termination. In addition to the right of the U.S. government to terminate its contracts with us, U.S. government contracts are conditioned upon the continuing approval by Congress of the necessary spending to honor such contracts. Congress often appropriates funds for a program on a fiscal-year basis even though contract performance may take more than one year. Consequently, at the beginning of many major governmental programs, contracts often may not be fully funded, and additional monies are then committed to the contract only if, as and when appropriations are made by Congress for future fiscal years. We cannot be certain that our U.S. government contracts will not be terminated or suspended in the future. The U.S. government’s termination of, or failure to fully fund, one or more of our contracts would have a negative impact on our operating results and financial condition. Further, in the event that any of our government contracts are terminated for cause, it could affect our ability to obtain future government contracts which could, in turn, seriously harm our ability to develop our technologies and products.

Our products face intense competition both from superconductor products developed by others and from traditional, non-superconductor products and alternative technologies, which could limit our ability to acquire or retain customers.

The market for superconductor products is intensely competitive. We face competition both from competitors in the superconductor field and from vendors of traditional products and new technologies. There are many companies in the United States, Europe, Japan and China engaged in the development of HTS wire, including EHTS (a division of Bruker Biospin), Evico, Fujikura, Furukawa Electric, Innova Superconductor Technology, Nexans, MetOx, Showa, Sumitomo Electric Industries, SuperPower (a subsidiary of Royal Philips Electronics) and Zenergy. The superconductor industry is characterized by rapidly changing and advancing technology. Our future success will depend in large part upon our ability to keep pace with advancing HTS technology and developing industry standards.

Our power electronic products, such as D-VAR and PQ-SVC products, compete with a variety of other power reliability products, such as dynamic voltage restorers, or DVRs, static VAR compensators, or SVCs, static compensators, or STATCOMS, flywheels, battery-based power quality systems and competing power electronic converter systems. The manufacturers of products that compete with our power electronic products and PowerModule products include ABB, Alstom, Mitsubishi Electric, S&C Electric and Siemens.

Our Windtec business faces competition for the supply of wind turbine engineering design services from design engineering firms, such as Garrad Hassan, and from licensors of wind turbine systems, such as Aerodyn, DeWind and REpower. We also face indirect competition in the wind energy market from manufacturers of wind energy systems, such as Gamesa, General Electric, Suzlon and Vestas.

The stand-alone FCL products that we are developing in collaboration with Siemens face competition from several competitors developing alternative solutions, including Beijing Superconductor, Hypertech, Hyundai, Innopower, KEPRI, Nexans, Rolls-Royce, SC Power, Sumitomo Electric, Superpower and Toshiba. The HTS motor and generator products that we are developing face competition from copper wire-based motors and generators, from permanent magnet motors that are being developed, including by DRS Technologies, and from companies developing HTS rotating machinery, including Converteam, Doosan Heavy Industries & Construction, General Electric, Ishikawajima-Harima Heavy Industries Co., Rockwell and Siemens. Research efforts and technological advances made by others in the superconductor field, in the wind energy market or in other areas with applications to the power quality and reliability markets may render our development efforts obsolete.

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

Third parties have or may acquire patents that cover the materials, processes and technologies we use or may use in the future to manufacture our HTS products, and our success depends on our ability to license such patents or other proprietary rights.

We expect that some or all of the HTS materials, processes and technologies we use in designing and manufacturing our products are or will become covered by patents issued to other parties, including our competitors. If that is the case, we will need to acquire licenses to these patents, successfully contest the validity of these patents or re-engineer our products so that they do not infringe such patents. The owners of these patents may refuse to grant licenses to us, or may be willing to do so only on terms that we find commercially unreasonable. If we are unable to obtain these licenses, we may have to contest the validity or scope of those patents or re-engineer our products to avoid infringement claims by the owners of these patents. It is possible that we will not be successful in contesting the validity or scope of a patent, or that we will not prevail in a patent infringement claim brought against us. Even if we are successful in such a proceeding, we could incur substantial costs and diversion of management resources in prosecuting or defending such a proceeding.

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

We acquired Windtec on January 5, 2007 and Power Quality Systems on April 27, 2007. We may in the future acquire additional complementary businesses or technologies, although we currently have no commitments or agreements. As a result of the Windtec and Power Quality Systems acquisitions and any additional acquisitions we pursue, management’s attention and resources may be diverted from our other businesses. An acquisition may also involve significant purchase price and significant transaction-related expenses.

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

We cannot ensure that we will realize any of the anticipated benefits of the Windtec and Power Quality Systems acquisitions or any other acquisition, and if we fail to realize these anticipated benefits, our operating performance could suffer.

Our international operations are subject to risks that we do not face in the U.S., which could have an adverse effect on our operating results.

We completed our acquisition of Windtec, an Austrian-based company, on January 5, 2007 and we are expanding our sales and service operations in Austria and the Asia-Pacific region. We expect our revenue and operations outside the United States will continue to expand in the future. Our international operations are subject to a variety of risks that we do not face in the U.S., including:

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

Our common stock may experience extreme market price and volume fluctuations, which may prevent our stockholders from selling our common stock at a profit and could lead to costly litigation against us that could divert our management’s attention.

The market price of our common stock has historically experienced significant volatility and may continue to experience such volatility in the future. Factors such as technological achievements by us and our competitors, the establishment of development or strategic relationships with other companies, our introduction of commercial products, and our financial performance may have a significant effect on the market price of our common stock. In addition, the stock market in general, and the stock of high technology companies in particular, have in recent years experienced extreme price and volume fluctuations, which are often unrelated to the performance or condition of particular companies. Such broad market fluctuations could adversely affect the market price of our common stock. Due to these factors, the price of our common stock may decline and investors may be unable to resell their shares of our common stock for a profit. Following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. If we become subject to this kind of litigation in the future, it could result in substantial litigation costs, a damages award against us and the diversion of our management’s attention.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We lease two facilities in Westborough, Massachusetts with a combined total of approximately 129,000 square feet of space. The Two Technology Drive facility in Westborough, which houses our 2G development efforts and corporate personnel, is under a lease that expires on May 31, 2009. The 121 Flanders Road facility, which is currently vacated, is under a lease that expires on September 30, 2007.

On December 7, 2001, we completed construction and took occupancy of a company-owned 355,000-square-foot HTS wire manufacturing facility located at the Devens Commerce Center in Devens, Massachusetts.

Our AMSC Power Systems business unit operates out of facilities located in Middleton and New Berlin, Wisconsin with a combined total of approximately 83,000 square feet of space. The Middleton, Wisconsin facility comprises approximately 33,000 square feet of space in a building with a lease that expires on December 31, 2008. The New Berlin, Wisconsin facility comprises approximately 50,000 square feet of space under a lease that expires on September 30, 2011.

On January 5, 2007, we acquired Windtec, which leases two facilities in Austria, one in Klagenfurt and one in Ebenthal, with a combined total of 9,144 square feet of space. The lease in Klagenfurt can be terminated by either party every mid year and end of year. The lease in Ebenthal expires on June 30, 2008.

On April 27, 2007, we acquired Power Quality Systems, Inc, which leases 16,724 square feet in a facility in Mifflin, Pennsylvania. The lease on the Mifflin facility expires on December 31, 2008.

Item 3.	Legal Proceedings

We are not currently involved in any legal proceedings other than routine litigation or related proceedings incidental to our business that we do not consider material.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended March 31, 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT

The table and biographical summaries set forth below contain information with respect to our executive officers:

Name	Age	Position
Gregory J. Yurek	60	Chairman of the Board, Chief Executive Officer and President
Alexis P. Malozemoff	63	Executive Vice President and Chief Technical Officer
Thomas M. Rosa	54	Vice President, Chief Financial Officer and Treasurer
Angelo R. Santamaria	44	Vice President and General Manager, AMSC Superconductors
Charles W. Stankiewicz	48	Executive Vice President, AMSC Power Systems
Terry M. Winter	65	Executive Vice President, Operations and Secretary

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

Thomas M. Rosa joined American Superconductor in October 1992 as corporate controller and was named to the position of chief accounting officer and assistant secretary in July 1998. In May 2003, Mr. Rosa was appointed vice president of finance and accounting. In July 2004, he was named secretary. In March 2006, Mr. Rosa was appointed vice president, chief financial officer and treasurer. Prior to joining American Superconductor, Mr. Rosa spent ten years in a variety of financial management positions at Wang Laboratories, Lockheed Sanders and most recently was a division controller at Prime Computer. On June 12, 2007, Mr. Rosa notified us that he will be resigning as of July 9, 2007 to pursue other business opportunities.

Angelo R. Santamaria joined American Superconductor in April 2004 as vice president and general manager of the AMSC Superconductors business unit. Prior to joining American Superconductor, Mr. Santamaria served as vice president and general manager at Microsemi Corporation, a semiconductor manufacturer. Mr. Santamaria had served in this role since 1997. Previously, Mr. Santamaria held various management positions in Operations and Engineering at Microsemi Corporation.

Charles W. Stankiewicz joined American Superconductor in July 1998 as general manager of the AMSC Power Systems business unit based in Middleton and New Berlin, Wisconsin. In March 2006, he was appointed to senior vice president, power systems, which encompasse the former AMSC Power Electronic Systems and-SuperMachines business units, and our Advanced Grid Solutions business development team. In May 2007, he was appointed to the position of executive vice president of the AMSC Power Systems business unit. Prior to joining American Superconductor, Mr. Stankiewicz spent eighteen years in a variety of technical and business management positions at Westinghouse Electric Corporation and Asea Brown Boveri (ABB) where he most recently was the vice president of power development.

Terry M. Winter joined the American Superconductor in 2004 in the newly created position of executive vice president, Advanced Grid Solutions. In July 2005, he was appointed by the Board of Directors to the position of chief operating officer. In February 2006, he was appointed to the position of executive vice president of operations. Previously, Mr. Winter served as president and chief executive officer of the California Independent System Operator (ISO), a non-profit public benefit corporation, from 1999 to 2004, and from 1997 to 1999 he served as chief operating officer of that company. Prior to ISO, Mr. Winter spent 30 years in various positions within electric and gas utilities including San Diego Gas & Electric, Salt River Project and Los Angeles Department of Water & Power.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted on the NASDAQ Global Market under the symbol “AMSC” since 1991. The following table sets forth the high and low price per share of our common stock as reported on the NASDAQ Global Market (formerly the NASDAQ National Market) for the two most recent fiscal years:

	Common Stock Price
	High	Low
Fiscal year ended March 31, 2006:
First quarter	11.45	6.91
Second quarter	11.99	8.70
Third quarter	10.85	6.91
Fourth quarter	11.89	7.92
Fiscal year ended March 31, 2007:
First quarter	11.52	8.25
Second quarter	10.39	6.73
Third quarter	11.26	8.90
Fourth quarter	15.20	9.20

Holders

The number of shareholders of record on June 6, 2007 was 696.

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

Issuer Purchases of Equity Securities

Period	Total Shares Purchased		Average Price Paid per Share
6/1/06–6/30/06	4,000	(1)	$0.01

No repurchases occurred during the months not included in this table.

(1)	Represents repurchase of unvested restricted shares from a departed executive officer.

We have not publicly announced any programs to repurchase shares of common stock.

Recent Sales of Unregistered Securities

On April 27, 2007, we acquired Power Quality Systems, Inc. (“PQS”), a Pennsylvania corporation, pursuant to an Agreement and Plan of Merger dated November 28, 2007. Under the Merger Agreement, we purchased PQS for 295,329 shares of common stock, such shares distributed to the PQS equity holders pursuant to the terms of the Merger Agreement. The shares of common stock issued by us in connection with this transaction were issued in reliance on the exemption from the registration provisions of Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering.

Item 6.	Selected Financial Data

The selected consolidated financial data presented below for the fiscal years ended March 31, 2007, 2006, 2005, 2004 and 2003 and have been derived from our consolidated financial statements. This financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and the other financial information appearing elsewhere in this Annual Report on Form 10-K.

Included in the net loss for the year ended March 31, 2007 was a $3,680,000 stock-based compensation expense related primarily to our adoption of SFAS FAS 123(R) and a $667,000 charge for restructuring and long-lived asset impairments related to our decision to re-align the AMSC Wires and AMSC Supermachines business units into the newly formed AMSC Superconductors business unit. The net loss for the year ended March 31, 2006 included $4,960,000 long-lived asset impairment charge related to our decision to complete the transition from 1G HTS wire to a lower cost 2G HTS wire manufacturing technology. The net loss for the year ended March 31, 2003 included a $39,231,000 impairment charge related primarily to our building and equipment assets in Devens, MA which was recorded in connection with our transition from 1G HTS wire to 2G HTS wire.

	Year ended March 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Revenues	$52,183	$50,872	$58,283	$41,309	$21,020
Net loss	(34,675)	(30,876)	(19,660)	(26,733)	(87,633)
Net loss per share	(1.04)	(0.94)	(0.70)	(1.10)	(4.21)
Total assets	132,433	133,470	158,917	129,899	101,979
Working capital	34,942	66,220	77,272	46,202	19,407
Cash, cash equivalents and short and long-term marketable securities	35,324	65,669	87,581	52,647	20,049
Stockholders’ equity	101,621	115,100	143,510	115,452	87,819

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is attached as Appendix A hereto and is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

The functional currency of all the Company’s foreign entities is the U.S. dollar, except for Windtec for which the local currency (Euro) is the functional currency. We currently do not hedge currency risk. Cumulative translation adjustments are excluded from net loss and reported as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in the net loss and have not been material to date. Future operating results could be impacted by material foreign currency fluctuations. In the future, should foreign currency fluctuations become material, management will review options to limit the financial impact to our operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s chief executive officer and chief financial officer, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, an evaluation was conducted of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2007.

Management has excluded the operations of Windtec from its assessment of internal control over financial reporting as of March 31, 2007 because this entity was acquired by the Company in a purchase combination during the fourth quarter ended March 31, 2007. The total assets and total revenues of the acquired business of Windtec Consulting, GmbH represent 18% and 8%, respectively, of the related consolidated financial statement amounts of and for the year ended March 31, 2007.

Management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The response to this item is contained in part under the caption “Executive Officers” in Part I of this Annual Report on Form 10-K, and in part in our Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended March 31, 2007 (the “2007 Proxy Statement”) in the sections “Corporate Governance—Members of the Board,” “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Code of Business Conduct and Ethics” and “Corporate Governance—Board Committees—Audit Committee,” which sections are incorporated herein by reference.

Item 11.	Executive Compensation

The section of the 2007 Proxy Statement titled “Information About Executive and Director Compensation” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The sections of the 2007 Proxy Statement titled “Stock Ownership of Certain Beneficial Owners and Management” and “Information About Executive Officer and Director Compensation—Securities Authorized for Issuance Under our Equity Compensation Plans” are incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The sections of the 2007 Proxy Statement titled “Certain Relationships and Related Transactions” and “Corporate Governance—Board Determination of Independence” are incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The section of the 2007 Proxy Statement titled “Ratification of Selection of Registered Public Accounting Firm (Proposal 4)” is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as Appendix B hereto and are included as part of this Annual Report on Form 10-K:

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statements of Comprehensive Loss

Consolidated Statements of Stockholders’ Equity

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts for fiscal years ended March 31, 2007, 2006 and 2005

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

Appendix A

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Executive Overview

American Superconductor Corporation was founded in 1987. We are a leading energy technologies company, offering an array of solutions based on two proprietary technologies: programmable power electronic converters and high temperature superconductor (HTS) wires. Our products, services and system-level solutions enable cleaner, more efficient and more reliable generation, delivery and use of electric power. The programmability and scalability of our power electronic converters differentiates them from most competitive offerings. Our HTS wires carry 150 times the electrical current of comparably sized copper wire. The two primary markets we serve are the wind energy market and the power transmission and distribution—or “power grid”—market.

Our HTS wire addresses constraints on the power grid by increasing the electric current carrying capacity of the transmission cables comprising these power grids and by providing for the manufacture of controllable alternating current power cables. In addition, our HTS wire, when incorporated into primary electrical equipment such as motors and generators, can provide increased manufacturing and operating savings due to a significant reduction in the size and weight of this equipment. Also, our power electronic converters increase the quantity, quality and reliability of electric power that is transmitted by electric utilities or consumed by large industrial entities.

Our products are in varying stages of commercialization. Our power electronic converters have been sold commercially, as part of an integrated system, to utilities, industrial manufacturers and wind farm developers, owners and operators since 1999. Our HTS wire has been produced commercially since the beginning of 2003, although its principal applications (power cables, fault current limiters, rotating machines and specialty magnets) are currently in the prototype stage. Some of these prototypes are funded by U.S. government contracts, primarily with the Department of Defense (DOD) and Department of Energy (DOE).

One of our major contracts with the U.S. Navy was converted from a cost-plus-incentive-fee contract to a firm-fixed-price contract on April 26, 2006, subjecting it to more financial risk in the event of unanticipated cost overruns. During the quarter ended December 31, 2006, a crack was discovered in a non-superconductor component of the 36.5 megawatt (MW) motor that required repair. This event caused an unanticipated cost overrun on the Navy 36.5 MW contract that resulted in an estimated loss on this program of approximately $1,616,000 being recorded in the quarter ended December 31, 2006. The crack was fully repaired and reassembly of the motor was completed in February 2007. However, additional technical issues occurred during the initial phase of factory acceptance testing in late February 2007, causing additional delays and cost overruns that led to a $1,489,000 increase in the estimated loss on this program to $3,105,000. The motor successfully passed factory acceptance testing at the end of March 2007 and was delivered to the Navy in June 2007.

The site for the Long Island Power Authority (LIPA) 138,000 volt (138kV) HTS cable system in Hauppauge, New York has now been fully prepared, the cryogenics system has been completed and is operating, the cables have been manufactured and underground installation began in the spring of 2007. Commissioning of the cable system is scheduled for the fall of 2007. In March 2007, the DOE released the remaining incremental funding up to the then-current authorized contract ceiling of $23,456,000, which allowed us to recognize revenue of $2,721,000 during the quarter ended March 31, 2007 related to costs which had previously been deferred and recorded as inventory as of December 31, 2006. In May 2007, the DOE awarded us a contract modification of $4,002,000 to cover subcontractor cost growth on the LIPA project, increasing the contract ceiling to $27,458,000. On March 31, 2007, as a result of this contract modification being anticipated, we inventoried costs of $1,127,000 incurred in excess of the then-current contract ceiling of $23,456,000 as management deemed that

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

future funding sufficient to cover these deferred costs was probable. These inventoried costs as of March 31, 2007, will be recorded as costs of revenue and the corresponding revenue will be recognized in the first quarter of the fiscal year ending March 31, 2008.

Our success in the development efforts related to our lower-cost, second generation (2G) HTS wire led to a management decision in March 2006 to complete the transition of our HTS wire manufacturing operation from first generation (1G) to 2G HTS wire. As a result, all 1G wire production ceased with near-term market needs for HTS wire to be met from approximately 400,000 meters of 1G HTS wire inventory that was in stock as of March 31, 2006. As of March 31, 2007, approximatley 280,000 meters remained in inventory, of which approximately 180,000 meters remained available for sale with the remainder committed to certain customers. We expect this remaining inventory will enable us to achieve our sales objectives for HTS wire while reducing operating losses and operating cash requirements for our AMSC Superconductors business unit.

Our cash requirements depend on numerous factors, including successful completion of our product development activities, ability to commercialize our product prototypes, rate of customer and market adoption of our products and the continued availability of U.S. government funding during the product development phase. Significant deviations to our business plan with regard to these factors, which are important drivers to our business, could have a material adverse effect on our operating performance, financial condition, and future business prospects. We expect to pursue the expansion of our operations through internal growth and potential strategic alliances and acquisitions. We are currently in the process of installing equipment for our 344 superconductors manufacturing line, which we expect will have a gross production capacity of approximately 720,000 meters per year in December 2007. This manufacturing line is expected to require approximately $12,000,000 to $14,000,000 in capital investment by December 2007, of which approximately $9,000,000 has been spent on a cumulative basis through March 31, 2007.

On January 5, 2007, we completed the acquisition of Windtec Consulting GmbH (Windtec). Windtec is an Austria-based designer and licensor of wind turbine systems and a provider of wind turbine electrical systems. Windtec is now a wholly-owned subsidiary and is operated by our AMSC Power Systems business unit. The Windtec purchase price was 1.3 million shares of our common stock, valued at approximately $13,100,000 based on a five-day average stock price of $10.08 per share at the time of signing the definitive acquisition agreements on November 28, 2006. The shares are subject to a lockup whereby the former sole owner and founder of Windtec may sell only a certain number of shares per year through January 2010. The all-stock transaction also includes an earn-out opportunity with the potential for the issuance of up to an additional 1.4 million shares of our common stock to be granted to the former owner and founder based on the achievement by Windtec of certain revenue growth targets for the years ending March 31, 2008 through March 31, 2011. The transaction includes the acquisition of 27 patents and patents pending worldwide on wind turbine technology. Prior to our acquisition of Windtec, Windtec was a customer of our Power Systems business unit for which we reported revenues of approximately $2,584,000 for the nine-month period ended December 31, 2006 and approximately $165,000 during the year ended March 31, 2006. Beginning on January 5, 2007, Windtec’s results of operations are included in our consolidated financial statements.

On March 26, 2007, our Board of Directors approved a restructuring plan (the “Plan”) to reduce future operating costs and to transition our high temperature superconductor products to the manufacturing stage by consolidating AMSC Wires, SuperMachines and Power Electronic Systems business segments into two operating segments: AMSC Superconductors and AMSC Power Systems. We consolidated our manufacturing operations by closing one of our two Westborough, Massachusetts facilities, moving operations from that facility into our Devens, Massachusetts plant, and reducing headcount by 37 employees.

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

We estimated aggregate restructuring charges associated with the Plan of approximately $737,000. Of this total, $524,000 of the restructuring charges was incurred during the quarter ended March 31, 2007, consisting of:

•	cash payments of $380,000 for severance obligations payable primarily during the quarter ended June 30, 2007;

•	$51,000 in expenses incurred for the relocation of employees, equipment and inventory to the our Devens facility, payable during the quarter ended June 30, 2007; and

•	a $93,000 accrual for the remaining lease payments on the vacated Westborough facility, with payments being made to our former landlord during the six-month period ending September 30, 2007.

Additional cash payments of $213,000 for severance obligations will be expensed during the quarter ending June 30, 2007 and are expected to be paid out over the six-month period ending September 30, 2007, as a small number of the 37 affected employees remained with us through the end of May 2007 in order to complete ongoing projects. We expect approximately $4,000,000 in savings related to salaries and facility-related costs in the year ending March 31, 2008. The restructuring actions under the Plan were substantially completed as of May 31, 2007.

On April 27, 2007, we completed the acquisition of Power Quality Systems, Inc. (PQS) in an all-stock transaction valued at approximately $4,000,000 based on our closing stock price on April 27, 2007. Located in Pennsylvania, PQS offers reactive compensation products known as Static VAR Compensators, or “SVCs”, based on its proprietary thyristor switch technology. These products enhance the reliability of power transmission and distribution grids and improve the quality of power for manufacturing operations. PQS is being integrated into the AMSC Power Systems business unit. The 295,329 shares of stock issued as purchase price are subject to a lockup agreement whereby the former owners of PQS may sell only a certain number of shares per year through April 2009. The transaction also includes an earn-out opportunity with the potential for up to an additional 475,000 shares of our common stock to be issued to PQS’s former owners based on the achievement of certain order growth targets for existing PQS products for the years ending March 31, 2008 and 2009.

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

Our accounting policies that involve the most significant judgments and estimates are as follows:

•	Stock-based compensation;

•	Revenue;

•	Long-lived assets;

•	Inventory accounting;

•	Income taxes;

•	Goodwill; and

•	Acquisition accounting

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Stock-based compensation. On April 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” which requires us to account for stock-based payment transactions using a fair value-based method and recognize the related expense in the results of operations. We also applied the provisions of Staff Accounting Bulletin No. 107 in our adoption of SFAS No. 123(R). Prior to our adoption of SFAS No. 123(R), we accounted for stock-based payments to employees using the Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” which required us to use the intrinsic value method. Therefore, we recognized compensation expense for restricted stock awards and did not recognize compensation cost for employee stock options where the exercise price of the stock option was equal to the market value of the underlying common stock on the date of grant. SFAS No. 123(R) allows companies to choose one of two transition methods: the modified prospective method or the modified retrospective transition method. Effective April 1, 2006, we elected the modified prospective method of transition and accordingly have not restated the results of prior periods. Stock-based compensation expense includes expense for the unvested awards outstanding at March 31, 2006 and all awards granted subsequent to March 31, 2006.

Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The fair value of restricted stock awards is determined by reference to the fair market value of our common stock on the date of grant. Consistent with the valuation method we used for disclosure-only purposes under the provisions of SFAS No. 123(R), we use the Black-Scholes option pricing model to estimate the fair value of awards with service condition and performance condition awards under SFAS No. 123(R). For awards with service conditions, we recognize compensation cost on a straight-line basis over the requisite service/vesting period. For awards with service and performance conditions and graded-vesting features (a certain percentage of stock awards vest each period), we recognize compensation costs on an accelerated, graded-vesting basis over the requisite service/vesting period. We use the lattice model to value market condition awards. For awards with market conditions with a single cliff vest feature, we recognize compensation costs on a straight-line basis over the requisite service period.

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatilities of our common stock, forfeiture rates and expected terms. The expected volatility rates are estimated based on historical and implied volatilities of our common stock. The expected term represents the average time that the options that vest are expected to be outstanding based on the vesting provisions and our historical exercise, cancellation and expiration patterns. We estimate pre-vesting forfeitures when recognizing compensation expense based on historical and forward-looking factors. Changes in estimated forfeiture rates and differences between estimated forfeiture rates and actual experience may result in significant, unanticipated increases or decreases in stock-based compensation expense from period to period. The termination of employment of certain employees who hold large numbers of stock-based awards may also have a significant, unanticipated impact on forfeiture experience and, therefore, on stock-based compensation expense. We will update these assumptions on at least an annual basis and on an interim basis if significant changes to the assumptions are warranted.

Revenue. For certain arrangements, such as prototype development contracts and certain product sales, we record revenues using the percentage of completion method, measured by the relationship of costs incurred to total estimated contract costs. We use the percentage of completion revenue recognition method when a purchase arrangement meets all of the criteria in Statement of Position 81-1. Percentage of completion revenue recognition accounting is predominantly used on long-term prototype development contracts with the U.S. government, such as the 36.5 MW motor contract with the U.S. Navy. We follow this method since reasonably dependable

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

estimates of the revenues and costs applicable to various stages of a contract can be made. However, the ability to reliably estimate total costs at completion is challenging, especially on long-term prototype development contracts, and could result in future changes in contract estimates. Since many contracts extend over a long period of time, revisions in scope, cost and funding estimates during the progress of work have the effect of adjusting earnings in the current period. Recognition of contract revenues and profit or loss are subject to revisions as the contract work progresses to completion. Revisions in profit or loss estimates are charged to income in the period in which the facts that give rise to the revision become known. During the year ended March 31, 2007, as a result of cost overruns and changes in estimates, we recorded an estimated loss of $3,105,000 related to the Navy 36.5 MW motor program.

We recognize revenue for other product sales upon customer acceptance, which can occur at the time of delivery, installation, or post-installation, where applicable, provided persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and the collectibility is reasonably assured. For multiple-element arrangements, we use the residual method to allocate value to each undelivered item. Under the residual method, each undelivered item is allocated value based on verifiable objective evidence of fair value for that item and the remainder of the total arrangement price is allocated to the delivered items. For a delivered item to be considered a separate unit, the delivered item must have value to the customer on a standalone basis, there must be objective and reliable evidence of fair value of the undelivered items in the arrangement and the delivery or performance of the undelivered items must be considered probable and substantially within our control. We do not provide our customers with contractual rights of return for any of our products. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. The determination of what constitutes a significant post-delivery performance obligation (if any post-delivery performance obligations exist) is the primary subjective consideration we systemically evaluate in the context of each product shipment in order to determine whether to recognize revenue on the order or to defer the revenue until all post-delivery performance obligations have been completed.

Revenues associated with consulting, training and other similar services are recognized as the services are performed. Royalty revenue is recognized as the royalties are earned.

Customer deposits received in advance of revenue recognition are recorded as deferred revenue until customer acceptance is received. Deferred revenue also represents the amount billed to and/or collected from commercial and government customers on contracts which permit billings to occur in advance of contract performance/revenue recognition.

Long-Lived Assets. We periodically evaluate our long-lived assets, consisting principally of fixed assets and intangible assets, for potential impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We perform these evaluations whenever events or circumstances suggest that the carrying amount of an asset or group of assets is not recoverable. Our judgments regarding the existence of impairment indicators are based on market and operational performance. Indicators of potential impairment include:

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

In the fourth quarter of the year ended March 31, 2007, we recorded a $144,000 impairment charge to write down the value of certain manufacturing equipment as a result of our decision to consolidate and streamline the HTS operations of SuperMachines and AMSC Wires into our newly formed AMSC Superconductors business unit. The decision to consolidate the two business units and to move to a business model focusing on licensing certain rotating machine- related technology resulted in a change in how certain assets would be utilized going forward in the newly structured business unit. In the fourth quarter of the year ended March 31, 2006, we recorded a $4,960,000 impairment charge to write down the value of our 1G asset group (consisting of equipment, patents and licenses), related to our decision to complete the transition of our wire manufacturing operations from 1G to 2G HTS wire, and to cease 1G HTS wire manufacturing. As of March 31, 2007, the net book value of these 1G manufacturing equipment assets are classified as assets held for sale and are carried at their estimated salvage value of $2,171,000. We plan to sell these assets during the year ending March 31, 2008 through a public auction in June 2007 and subsequent private sales to interested parties. No impairment charges were recorded in the year ended March 31, 2005.

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

During the fourth quarter of the year ended March 31, 2007, we wrote off $933,000 of inventoried costs related to one of the two SuperVAR synchronous condensers (SuperVAR) we had planned to ship to a customer due to technical issues with the unit. During the year ended March 31, 2006, we wrote down $1,591,000 of 1G HTS wire inventory to its estimated net realizable value based on an analysis of existing backlog and anticipated demand for our 1G wire. Any future sales of previously written-down inventory will result in the recognition of revenue with minimal corresponding costs of revenue, which when sold will have a positive impact on our gross margin. During the fourth quarter of the year ended March 31, 2007, we began to realize sales of 1G HTS wire on previously written-down inventory. Approximately 31,000 meters of previously written-down 1G HTS wire was sold for $514,000 with related costs of revenue of $81,000. As of March 31, 2007, we had 1G HTS wire inventory with an original cost basis of $3,224,000 that has been written down to estimated scrap value of $983,100.

Income taxes. In accordance with applicable accounting standards, we regularly assess our ability to realize our deferred tax assets. Assessments of the realization of deferred tax assets require that management consider all available evidence, both positive and negative, and make significant judgments about many factors, including the amount and likelihood of future taxable income. Based on all the available evidence, we have recorded a valuation allowance to reduce our U.S. deferred tax assets to the amount that is more likely than not to be realizable due to the taxable losses incurred by us since our inception. Under current federal law, the utilization

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

of the net operating loss and research and development and other tax credit carryforwards may be subject to limitations due to changes in ownership.

Goodwill. Goodwill represents the excess of cost over net assets of acquired businesses that are consolidated. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill is not amortized. In lieu of amortization, we perform an impairment review of our goodwill at least annually or when events and changes in circumstances indicate the need for such a detailed impairment analysis, as prescribed by SFAS No. 142. Goodwill is considered impaired when the carrying value of a reporting unit exceeds its estimated fair value. In assessing the recoverability of goodwill, we make assumptions regarding estimated future cash flows and other factors to determine the fair value of the reporting unit. To date, we have determined that goodwill is not impaired, but we could in the future determine that goodwill is impaired, which would result in a charge to earnings.

Acquisition accounting. We account for acquisitions under the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations” (SFAS No. 141). We allocate the purchase price to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The excess of the purchase price paid by us over the estimated fair value of identifiable net assets acquired is recorded as goodwill.

In November 2006, we entered into a Stock Purchase Agreement with the Gerald Hehenberger Privatstiftung, a trust incorporated according to the laws of Austria (the “Trust”), related to the acquisition of Windtec Consulting GmbH, a corporation incorporated according to the laws of Austria (“Windtec”). Windtec develops and sells electrical systems for wind turbine systems. Windtec also provides technology transfer for the manufacturing of wind turbines; documentation services; and training and support regarding assembly, installation, commissioning, and service. Prior to entering into the Stock Purchase Agreement, Windtec was a customer since 2005 for our PowerModule PM1000 power converters that are utilized for the management and stabilization of electricity produced by wind turbine generators. We completed the acquisition in January 2007.

Pursuant to the Stock Purchase Agreement, we purchased from the Trust all of the issued and outstanding shares of Windtec, for which we paid the Trust 1,300,000 shares of our common stock. Additionally, we will pay the Trust up to an additional 1,400,000 shares of common stock upon Windtec’s achievement of specified revenue objectives during the four years following closing of the acquisition. As a result of this transaction, Windtec is a wholly-owned subsidiary. The total purchase price of approximately $13,562,000 includes the fair value of the shares of common stock issued and transaction costs of $458,000. We allocated the purchase price to the assets acquired and liabilities assumed at their estimated fair values as of the date of the acquisition. The excess of the purchase price paid by us over the estimated fair value of net assets acquired has been recorded as goodwill. We have acquired intangible assets consisting of contractual relationships/backlog, customer relationships, trade names and trademarks, core technology and know-how, and goodwill. We amortize our customer relationships, trade names and trademarks, and core technology and know-how using the straight-line method over a period of 5 to 7 years, which approximates the expected economic consumption of these assets. We amortize our contractual relationships/backlog using the economic consumption method over an estimated period of 2 years. The issuance of any future shares of common stock based on the achievement of specified revenue objectives will increase goodwill.

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Years Ended March 31, 2007 and March 31, 2006

We have two reportable business segments—AMSC Power Systems and AMSC Superconductors. On March 26, 2007, in connection with the Board of Directors’ approval of the restructuring plan, we began operating and reporting our financial results to the Chief Executive Officer in two reportable business segments: AMSC Superconductors and AMSC Power Systems. Accordingly, we recast our prior-year business segment financial information to conform to the new segment presentation.

AMSC Power Systems supplies power electronic systems used in wind turbines; produces products to increase electrical grid capacity and reliability and to regulate wind farm voltage for the electrical grid; and licenses proprietary wind energy system designs to manufacturers of such systems and provides consulting services to the wind industry through its Windtec subsidiary.

During the fourth quarter of the year ended March 31, 2007, we acquired Windtec and integrated that business into our AMSC Power Systems business unit. Results of Windtec’s operations are included in our consolidated results from the date of acquisition on January 5, 2007.

AMSC Superconductors focuses on the manufacturing of HTS wire and coils; the design and development of HTS products, such as power cables, fault current limiters and motors; and the management of large-scale HTS projects, such as HTS power cable system design, manufacturing and installation.

Revenues

Total consolidated revenues increased to $52,183,000 in the year ended March 31, 2007 from $50,872,000 for the prior year, an increase of $1,311,000.

	For the year ended March 31,
Revenues	2007	2006
AMSC Power Systems	$30,850,000	$15,001,000
AMSC Superconductors	21,333,000	35,871,000

Total	$52,183,000	$50,872,000

The $1,311,000 increase in consolidated revenues for the year ended March 31, 2007 was the result of an increase of $15,849,000 in the AMSC Power Systems business unit, partially offset by a decrease of $14,538,000 in the AMSC Superconductors business unit.

Revenues in our AMSC Power Systems business unit, which consist of revenues from D-VAR, PQ-IVR and PowerModule product sales, service contracts, consulting arrangements, license agreements and prototype development contracts, increased by $15,849,000 or 106% to $30,850,000 for the year ended March 31, 2007 from $15,001,000 for the prior year. The increase was primarily the result of a higher level of D-VAR and PowerModule system sales due to the growing demand for wind energy solutions, and higher PQ-IVR sales to industrial customers and revenue generated by Windtec subsequent to the acquisition. D-VAR system sales contributed approximately 51% growth from the prior year. This growth in D-VAR system sales can be partially

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

attributed to countries such as the United Kingdom, Canada, Australia and New Zealand where transmission grid operators have adopted stringent interconnection standards for wind farms requiring dynamic voltage control. During the year ended March 31, 2007, we also shipped our first dynamic VAR compensator (DVC) to a customer in Iceland.

The Windtec acquisition completed on January 5, 2007 contributed approximately $4,000,000 of additional revenue in the quarter ended March 31, 2007, net of the revenue that would have been recognized on the PowerModule shipments from us to Windtec absent the acquisition. PowerModule sales increased by over 500% from the prior fiscal year primarily as a result of PM1000 system shipments to a Windtec electrical systems customer in China. The continuing growth of the wind industry coupled with the increased global nature of our sales and the April 2007 acquisition of Power Quality Systems provide a strong foundation for continued growth in AMSC Power Systems.

Revenues in our AMSC Superconductors business unit, which consist of contract revenues, product sales from HTS wire sales, the DOE-sponsored project to install an HTS power cable in the transmission grid of the LIPA, and prototype development contract revenues primarily related to the work performed on the firm-fixed-price contract for the U.S. Navy’s 36.5 MW motor, decreased by $14,538,000 or 41% to $21,333,000 for the year ended March 31, 2007 from $35,871,000 for the year ended March 31, 2006. This decrease was primarily attributable to an $8,765,000 decrease in 36.5 MW motor program revenues and a $5,540,000 decrease in LIPA project revenues.

On April 26, 2006, a contract modification from the Navy on the 36.5 MW motor program was received that provided $13,344,000 in additional funding, thereby increasing the contract value to $90,150,000 and converting it from a cost-plus-incentive-fee contract to a firm-fixed-price contract. Revenues on this program are recognized on a percentage of completion basis and, as such, are subject to adjustments when estimates to complete the program are revised. The revenue decrease of $8,765,000 from the prior year related to the 36.5 MW motor program is due to a lower level of work performed on the motor program in the year ended March 31, 2007 as the program neared completion. In addition, delays in the completion of the motor resulted in an increase in estimated costs as well as a delay in revenue recognition of $1,283,000 from the year ended March 31, 2007 until the first quarter ending June 30, 2007 of the next fiscal year. During the quarter ended December 31, 2006, a crack was discovered in a non-superconductor component of the 36.5 MW motor that required repair. This event caused an unanticipated cost overrun that resulted in an estimated loss on this program of approximately $1,616,000 being recorded in the quarter ended December 31, 2006. The crack was fully repaired and reassembly of the motor was completed in February 2007. However, additional technical issues occurred during the initial phase of factory acceptance testing in late February 2007, causing additional delays and cost overruns that led to a $1,489,000 increase in the estimated loss on this program to $3,105,000. The motor successfully passed factory acceptance testing at the end of March 2007 and was delivered to the Navy in June 2007. Of the $13,344,000 of additional funding received in April 2006, $12,061,000 has been recognized as revenue in the year ended March 31, 2007. $20,826,000 of revenue was recognized on this program in the year ended March 31, 2006. $1,283,000 is expected to be recognized as revenue in the three months ending June 30, 2007.

On October 13, 2006, we signed a cost-plus-fixed-fee contract valued at $5,254,000 with the U.S. Naval Sea Systems Command (NAVSEA) for the design and optimization of HTS ship propulsion motors and power electronic drives. The first $1,900,000 of incremental funding has been allotted for the initial stage of this contract, which is expected to be completed in the next nine months. We recognized $389,000 of revenue during the year ended March 31, 2007 on this contract under the percentage of completion method. Revenue from other

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

prototype development contracts related to rotating machines decreased by $56,000 to $156,000 in the year ended March 31, 2007 from $212,000 in the year ended March 31, 2006. We are pursuing additional contracts for HTS motors and generators with the U.S. Navy and our strategic business alliance partner, Northrop Grumman Marine Systems, among others. However, we expect revenues related to motors to be significantly lower in the year ending March 31, 2008 compared to the year ended March 31, 2007 as we delivered the 36.5 MW motor in June 2007 and completed the final phase of the $90,150,000 Navy contract.

LIPA project revenues decreased by $5,540,000 to $4,144,000 for the year ended March 31, 2007 from $9,684,000 for the year ended March 31, 2006 due to a combination of funding limitations from the DOE and a lower level of work performed compared to prior year. In March 2007, the DOE released the remaining incremental funding up to the then-current authorized contract ceiling of $23,456,000, which allowed us to recognize revenue of $2,721,000 during the quarter ended March 31, 2007 related to costs that had previously been deferred and recorded as inventory as of December 31, 2006. In May 2007, the DOE awarded a contract modification of $4,002,000 to cover subcontractor cost growth on the LIPA project, increasing the contract ceiling to $27,458,000. On March 31, 2007, as a result of this contract modification being anticipated, we inventoried costs of $1,127,000 in excess of the then-current contract ceiling of $23,456,000 as management deemed that future funding sufficient to cover these deferred costs was probable. The deferred program costs consisted primarily of materials, labor, overhead, and subcontractor costs. As a result of the DOE awarded contract modification in May 2007, these deferred program costs that were inventoried as of March 31, 2007 will be recorded as costs of revenue and the corresponding revenue will be recognized in the first quarter of the fiscal year ending March 31, 2008. We expect to complete this project in the fall of 2007.

We anticipate that we will realize additional HTS cable project revenues in the year ending March 31, 2008 from the Project Hydra contract with Consolidated Edison, Inc., which is being funded by the Department of Homeland Security (DHS) and was announced on May 21, 2007. DHS is expected to invest up to a total of $25,000,000 in the development of a new high temperature superconductor power grid technology to enable “Secure Super Grids.” Secure Super Grids utilize customized HTS wires, HTS power cables and ancillary controls to deliver more power through the grid while also being able to suppress power surges that can disrupt service. On May 18, 2007, we signed a letter contract valued at $1,700,000, of which DHS provided initial funding of $1,100,000, to commence work on this project. Final contract terms and conditions are estimated to be $39,300,000 for this three-year project and are expected to be completed within 90 days of the letter contract. Consolidated Edison and Southwire Company are expected to be subcontractors to us. The remaining costs not funded by DHS will be cost shared by us and Consolidated Edison.

Wire sales to other customers decreased by $586,000 to $2,656,000 in the year ended March 31, 2007, compared to $3,242,000 in the year ended March 31, 2006, as a result of lower 1G HTS wire demand as we transition to manufacturing 2G wire. This decrease was partially offset by a $21,000 increase in AMSC Superconductors contract revenues, which were $1,927,000 in the year ended March 31, 2007, compared to $1,906,000 in the prior-year period. We expect wire sales to other customers and contract revenues to remain relatively flat in the year ending March 31, 2008. We are in the process of installing, testing, and qualifying capital equipment for manufacturing our 2G HTS wire, the sales of which are currently constrained by limited manufacturing capacity. We expect to sell limited quantities of 2G HTS wire while we expand our 344 superconductor manufacturing line. We expect to have an annual gross capacity of 720,000 meters of wire at the end of calendar year 2007. We expect to continue to meet near-term customer demand for HTS wire from the approximately 280,000 meters of 1G HTS wire we had in inventory as of March 31, 2007.

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Cost-sharing funding

In addition to reported revenues, we also received funding of $2,919,000 for the year ended March 31, 2007 under U.S. government cost-sharing agreements with the U.S. Air Force and DOE, compared to $1,644,000 for the year ended March 31, 2006, an increase of $1,275,000. This increase in funding which was recognized as an offset to operating expenses, was the result of the $5,350,000 Title III contract awarded by the Air Force in December 2005. Under the Title III contract, we recognized cost-sharing funding of $2,260,000 and $568,000 as an offset to operating expenses for the years ended March 31, 2007 and March 31, 2006, respectively. As required by government contract accounting guidelines, funding from government cost-sharing agreements is recorded as an offset to research and development and selling, general and administrative expenses, rather than as revenue. All of our cost-sharing agreements provide funding in support of 2G wire development work being performed in the AMSC Superconductors business unit. We anticipate that a portion of our funding in the future will continue to come from cost-sharing agreements as we continue to develop joint programs with government agencies. Backlog as of March 31, 2007 relating to cost-sharing agreements was $2,663,000.

Costs and expenses

Total costs and expenses for the year ended March 31, 2007 were $88,715,000 compared to $84,359,000 for the prior year, a $4,356,000 increase caused primarily by an increase in selling, general and administrative expenses along with an increase in research and development expenses. These increases were partially offset by lower costs of revenue-product sales and prototype development costs. Included in costs and expenses for the year ended March 31, 2007 was $667,000 for restructuring and impairment charges related to the March 2007 decision to realign the former AMSC Wires and SuperMachines business units into the newly formed AMSC Superconductors business unit. Included in costs and expenses for the year ended March 31, 2006 was a long-lived asset impairment charge of $4,960,000 recorded in the fourth quarter of the year ended March 31, 2006 related to our March 2006 decision to complete the transition of our wire manufacturing operation from 1G to 2G HTS wire. In connection with the completion of our transition from 1G to 2G HTS wire, we also recorded a 1G wire inventory write-down in the year ended March 31, 2006 of $1,591,000, which is included in “Costs of revenue—product sales and prototype development contracts” for that year.

“Costs of revenue—contract revenue” increased to $1,970,000 in the year ended March 31, 2007 from $1,511,000 in the year ended March 31, 2006 due to an increase in contract revenue to $2,420,000 in the year ended March 31, 2007 from $1,712,000 in the year ended March 31, 2006. This increase in contract revenue is attributable to our recently acquired Windtec subsidiary, which contributed an additional $492,000 in contract revenue and $409,000 in costs of revenue-contract revenue in the three months ended March 31, 2007.

“Costs of revenue—product sales and prototype development contracts” decreased by $1,208,000 to $50,730,000 in the year ended March 31, 2007 from $51,938,000 in the year ended March 31, 2006 due to a $10,579,000 decrease in costs of revenue at AMSC Superconductors associated primarily with the lower level of externally-funded work performed on the 36.5 MW motor program, partially offset by the cost overruns on this program. There were also lower costs of revenue on the LIPA program as a result of a lower level of work performed compared to the prior year. Included in costs of revenue in the year ended March 31, 2007 was the AMSC Superconductors write-off of $933,000 of inventoried costs related to one of the two SuperVAR synchronous condensers we had planned to ship to a customer. Product sales in the AMSC Power Systems business unit increased to $30,359,000 during the year ended March 31, 2007 from $14,935,000 in the prior year ended March 31, 2006. As a result of the $15,424,000 increase in product sales in the AMSC Power Systems business unit, costs of revenue-product sales increased by $8,980,000 at AMSC Power Systems in the year ended March 31, 2007 compared to the prior year ended March 31, 2006. There was also an additional $391,000 in

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

stock compensation expense recorded during the year ended March 31, 2007 in costs of revenue-product sales and prototype development as a result of our adoption of SFAS No. 123(R) in April 2007.

Research and development

A portion of our R&D expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost-sharing funding. Our R&D expenditures are summarized as follows:

	For the year ended March 31
	2007	2006
R&D expenses per Consolidated Statements of Operations	$17,453,000	$14,961,000
R&D expenditures classified as Costs of revenue	24,482,000	29,720,000
R&D expenditures offset by cost-sharing funding	1,505,000	868,000

Aggregated R&D expenses	$43,440,000	$45,549,000

R&D expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) increased by $2,492,000 to $17,453,000 in the year ended March 31, 2007 from $14,961,000 in the year ended March 31, 2006 as a result of two factors: a lower percentage of the R&D cost was classified as costs of revenue due to the lower level of funded prototype development contract work in AMSC Superconductors related to the Navy 36.5 MW motor program, and a higher level of internally-funded R&D spending incurred which was focused on 2G wire scale-up efforts. Aggregated R&D expenses, which include amounts classified as costs of revenue and amounts offset by cost-sharing funding, were $43,440,000 and $45,549,000 in the years ended March 31, 2007 and March 31, 2006, respectively. The decrease in the aggregated R&D spending during the year ended March 31, 2007 when compared to the prior year was due primarily to a lower level of externally-funded R&D spending at AMSC Superconductors. The decrease in R&D spending at AMSC Superconductors was partially offset by a $448,000 increase in AMSC Power Systems R&D spending, primarily related to the recently acquired Windtec. In addition, there was $909,000 in stock-based compensation expense classified as R&D expense in the year ended March 31, 2007 in connection with our adoption of SFAS No. 123(R).

Selling, general, and administrative

A portion of the SG&A expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as SG&A expenses). Additionally, a portion of SG&A expenses was offset by cost-sharing funding. Our SG&A expenditures are summarized as follows:

	For the year ended March 31
	2007	2006
SG&A expenses per Consolidated Statements of Operations	$17,894,000	$10,989,000
SG&A expenditures classified as Costs of revenue	3,915,000	4,444,000
SG&A expenditures offset by cost-sharing funding	1,415,000	776,000

Aggregated SG&A expenses	$23,224,000	$16,209,000

SG&A expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) increased by $6,905,000 to $17,894,000 in the year ended March 31, 2007 from $10,989,000 in the year ended March 31, 2006 primarily as a result of three factors: $2,381,000 in higher stock-based compensation

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

expense in connection with our adoption of SFAS No. 123(R) in April 2006, $1,088,000 in higher professional services and $960,000 related to the amortization of intangible assets and additional Windtec SG&A expenses following the Windtec acquisition in January 2007. Other increases in SG&A expenses were the result of expansion efforts related to sales and service in the Asia Pacific region, increased marketing costs and a higher level of management bonus payouts to AMSC Power Systems employees based on performance goals achieved during the year ended March 31, 2007. Also, as a result of the lower level of funded prototype development contract work in AMSC Superconductors in the year ended March 31, 2007, a lower percentage of the SG&A cost was classified as costs of revenue compared to the prior year. Aggregated SG&A expenses, which include amounts classified as costs of revenue and amounts offset by cost-sharing funding, increased to $23,224,000 for the year ended March 31, 2007 from $16,209,000 for the same period last year primarily as a result of the stock compensation, Windtec acquisition-related amortization and other SG&A expenses noted above.

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

During the year ended March 31, 2007, we recorded approximately $524,000 in restructuring charges as a result of a restructuring plan announced on March 26, 2007 to consolidate our AMSC Wires, SuperMachines and Power Electronic business segments into two operating segments: AMSC Superconductors and AMSC Power Systems. We consolidated our manufacturing operations by closing one of our two Westborough, Massachusetts facilities, moving operations from that facility into the Devens, Massachusetts plant, and reducing headcount by 37 employees. The restructuring charges included $380,000 for severance, $93,000 to write off the remaining six months of facility lease payments, and $51,000 incurred to relocate employees and equipment to our Devens facility. In addition there was a related $143,000 fixed asset impairment for manufacturing equipment written down to its estimated salvage value. Additional cash payments of $213,000 for severance obligations will be expensed during the quarter ending June 30, 2007 and are expected to be paid out over the six-month period ending September 30, 2007, as a small number of the 37 affected employees remained with us through the end of May 2007 in order to complete ongoing projects. During the year ended March 31, 2006, there were no restructuring charges recorded. As a result of a management decision made in March 2006 to transition from 1G to 2G wire manufacturing and to cease manufacturing the 1G wire, an impairment charge of $4,960,000 was recorded in the quarter ended March 31, 2006. The impairment charge in the year ended March 31, 2006 included a write-down of 1G equipment of $3,302,000, licenses of $1,220,000 and patents of $438,000.

Operating income (loss)

	For the year ended March 31
Operating income (loss)	2007	2006
AMSC Power Systems	$402,000	$(3,641,000)
AMSC Superconductors	(31,419,000)	(27,549,000)
Unallocated corporate expense	(5,515,000)	(2,297,000)

Total	$(36,532,000)	$(33,487,000)

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The operating income at AMSC Power Systems was $402,000 during the year ended March 31, 2007 compared to an operating loss of $3,641,000 in the prior year. The improvement was primarily a result of higher gross margins in the year ended March 31, 2007 in connection with the increased level of product sales. We expect amortization expense related to the Windtec acquisitions to increase from $595,000 in the year ended March 31, 2007 to over $4,000,000 in the fiscal year ending March 31, 2008, and there may be additional amortization of intangible assets in the year ending March 31, 2008 resulting from the analysis of the PQS purchase price allocation.

The operating loss at AMSC Superconductors increased to $31,419,000 in the year ended March 31, 2007 compared to $27,549,000 in the prior year as a result of lower revenues and margins related to the 36.5 MW Navy contract during the year ended March 31, 2007. The margin decrease was primarily the result of higher than planned subcontractor spending and an increase in costs related to a delay in the completion and delivery of our 36.5 MW ship propulsion motor into June 2007 resulting in the recognition of a contract loss of $3,105,000 in the year ended March 31, 2007. The 36.5 MW motor program was converted from a cost-plus-incentive-fee contract to a firm-fixed-price contract on April 26, 2006. During the quarter ended December 31, 2006, a crack was discovered in a non-superconductor component of the 36.5 MW motor that required repair. This event caused an unanticipated cost overrun on the Navy 36.5 MW contract that resulted in an estimated loss of approximately $1,616,000 being recorded in the quarter ended December 31, 2006. The crack was fully repaired and reassembly of the motor was completed in February 2007. However, additional technical issues occurred during the initial phase of factory acceptance testing in late February, causing additional delays and cost overruns that led to a $1,489,000 increase in the estimated loss to $3,105,000. The motor successfully passed factory acceptance testing at the end of March 2007 and was delivered to the Navy in June 2007. Cost overruns on this program directly impacted the profitability of this business unit during the year ended March 31, 2007.

In addition to the lower margins related to the 36.5MW motor, AMSC Superconductors wrote off $933,000 of inventoried costs related to one of the two SuperVAR synchronous condensers we had planned to ship to a customer. AMSC Superconductors also recorded restructuring charges of $524,000 and impairment charges of $143,000 during March 2007 as a result of the decision to re-align our former SuperMachines and AMSC Wires business units into the newly formed AMSC Superconductors business unit. These increased costs were partially offset by lower depreciation and amortization expense as a result of the $4,960,000 impairment charge on the 1G asset group (consisting of equipment, patents and licenses) that was recorded during the fourth quarter of the year ended March 31, 2006. We continue to invest in capital equipment for the scale-up of our 344 wire full scale manufacturing line. We expect depreciation expense to increase as we place into service this 2G manufacturing equipment over the next nine months. We expect this business unit to continue to incur operating losses during the next fiscal year ending March 31, 2008 while we continue to invest in the 344 superconductor manufacturing line.

The increase in unallocated corporate expense was due to an increase in stock-based compensation expense, primarily related to our adoption of SFAS No. 123(R) in April 2006.

Non-operating expenses/Interest income

Interest income decreased to $2,179,000 in the year ended March 31, 2007 from $2,610,000 in the prior year, primarily as a result of the lower cash balances available for investment.

Other income (expense), net was ($424,000) in the year ended March 31, 2007 compared to $0 in the prior year and consisted primarily of a loss on the revaluation of the stock warrant issued in April 2005 to TM Capital Corp., a past financial advisor to us, related to a litigation settlement. The litigation settlement amount of

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

$2,653,000, which consisted of a $1,700,000 cash payment made in April 2005 and a $953,000 accrued liability relating to the warrant issued for 200,000 shares of our common stock, was accrued in the fourth quarter of the year ended March 31, 2005. The accrued warrant cost will continue to be classified as a current liability in accordance with Emerging Issues Task Force (EITF) Issue No. 00-19 until such time as the warrant is exercised or forfeited, and will be marked to market based primarily on the current price and expected volatility of our common stock as of the end of each reporting period. The warrant was valued at $1,354,000 as of March 31, 2007 as compared to the March 31, 2006 warrant valuation of $946,000, resulting in an expense of $408,000 in the year ended March 31, 2007.

During the quarter ended March 31, 2007, we recorded a tax benefit of $101,000 compared to $0 of income tax in the prior year. This tax benefit was primarily the result of changes in the deferred tax liability of our Austrian subsidiary, Windtec, associated with the non-deductible amortization of intangible assets.

Based on our latest operating plan, we expect to continue to incur operating losses through at least the end of the year ending March 31, 2009 as we continue to devote significant financial resources to our commercialization efforts and to our ongoing research and development activities. We anticipate an increase in depreciation associated with the scale-up of our 2G manufacturing line as equipment is placed into service, as well as intangible asset amortization associated with the Windtec and PQS acquisitions.

Please refer to the “Risk Factors” item 1A for a discussion of certain factors that may affect our future results of operations and financial condition.

Years Ended March 31, 2006 and March 31, 2005

Revenues

Total consolidated revenues decreased to $50,872,000 in the year ended March 31, 2006 from $58,283,000 in the year ended March 31, 2005, a decrease of $7,411,000 or 13%.

	For the year ended March 31,
Revenues	2006	2005
AMSC Power Systems	$15,001,000	$15,664,000
AMSC Superconductors	35,871,000	42,619,000

Total	$50,872,000	$58,283,000

The decrease in total revenues was primarily the result of lower revenues in our AMSC Superconductors business unit and slightly lower revenues in AMSC Power Systems business unit.

Revenues in the AMSC Power Systems business unit decreased by $663,000 or 4% to $15,001,000 in year ended March 31, 2006 from $15,664,000 in the year ended March 31, 2005. This decrease occurred as a result of a lower level of service and maintenance revenues in the year ended March 31, 2006, which decreased by $706,000 to $617,000 in the year ended March 31, 2006 compared to $1,323,000 in the year ended March 31, 2005, which included a higher amount of product upgrades. D-VAR/PQ-IVR system sales in the year ended March 31, 2006 increased slightly to $14,317,000 in the year ended March 31, 2006 from $14,107,000 in the year ended March 31, 2005, as a higher volume of system sales to utilities and wind farms was largely offset by lower sales to industrial customers, such as semiconductor manufacturers. Revenues relating to development

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

contracts also decreased to $67,000 in the year ended March 31, 2006 from $234,000 in the year ended March 31, 2005, contributing to the overall decrease in revenues at AMSC Power Systems.

Revenues in our AMSC Superconductors business unit were $35,871,000 in the year ending March 31, 2006, a decrease of $6,748,000 or 16% compared to $42,619,000 in the year ending March 31, 2005. Revenues relating to the 36.5 MW motor program were $20,826,000 in the year ended March 31, 2006 compared to $30,070,000 in the year ended March 31, 2005, a decrease of $9,244,000. This was the result of two factors: the first was a lower level of work performed on the 36.5 MW motor program as a result of the substantial completion of engineering design work and HTS coil fabrication in the prior fiscal year. The second factor contributing to the year ending March 31, 2006 decrease in revenues on the 36.5 MW motor program was a limitation on funding from the Navy at March 31, 2006 which limited the amount of revenue we were able to recognize. Due to this funding limitation, $3,082,000 of program costs incurred in excess of the available funding were recorded as inventory as of March 31, 2006. These program costs were inventoried because future funding sufficient to cover these deferred costs was deemed probable. On April 26, 2006, such funding was received via a contract modification from the Navy which provided an additional $13,344,000 of funding, thereby fully-funding the program at $90,150,000 and converting it from a cost-plus-incentive-fee contract to a firm-fixed-price contract.

Revenues from our HTS wires in our AMSC Superconductors business unit were $14,207,000 in the year ended March 31, 2006 compared to $11,512,000 in the year ended March 31, 2005, an increase of $2,695,000 or 23%. This was driven by a $3,685,000 increase in work performed on the DOE project to install an HTS power cable in the transmission grid of LIPA, partially offset by a $476,000 decrease in contract revenues and a $514,000 decrease in HTS wire sales in the year ended March 31, 2006 compared to the year ended March 31, 2005.

LIPA project revenues increased to $9,684,000 in the year ended March 31, 2006 from $5,999,000 in the year ended March 31, 2005 as a result of the delivery of substantially all of the 1G HTS wire required for the project in the second and third quarters of the year ended March 31, 2006. Contract revenues decreased to $1,281,000 in the year ended March 31, 2006 from $1,757,000 in the year ended March 31, 2005, due to a lower level of work performed in the year ended March 31, 2006 on a 2G research contract awarded by the Defense Advanced Research Projects Agency (DARPA) in June 2004. HTS wire sales (including $147,000 for 2G HTS wire sales in the year ended March 31, 2006) to customers other than LIPA decreased to $3,242,000 in the year ended March 31, 2006 from $3,756,000 in the year ended March 31, 2005, due primarily to a reduction in the average selling price for our 1G HTS wire. We sold approximately 150,000 meters of 1G HTS wire to customers other than LIPA and the U.S. Navy in both years ended March 31, 2006 and 2005. Overall, including wire deliveries to the LIPA cable project and to the 36.5MW motor project, the AMSC Superconductors business unit delivered approximately 331,000 meters (or 205 miles) of 1G HTS wire, and over 2,700 meters of 2G HTS wire in the year ended March 31, 2006, compared to approximately 389,000 meters (or 242 miles) of 1G HTS wire in the prior fiscal year.

Cost-Sharing Funding

In addition to amounts reported as revenues, we also received funding of $1,644,000 in the year ended March 31, 2006 under U.S. government cost-sharing agreements with the U.S. Air Force, DOE, and the Department of Commerce, compared to $2,044,000 in the year ended March 31, 2005, a decrease of $400,000 or 20%. The decline in funding was due to the conclusion early in the year ended March 31, 2006 of a cost-sharing program with the Department of Commerce. All of our cost-sharing agreements provide funding in support of 2G

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

wire development work being done in the AMSC Superconductors business unit. Backlog as of March 31, 2006 relating to cost-sharing agreements was $5,082,000. As required by government contract accounting guidelines, funding from government cost-sharing agreements is recorded as an offset to research and development and selling, general and administrative expenses, rather than as revenue.

Costs and expenses

Total costs and expenses for the year ended March 31, 2006 were $84,359,000 compared to $78,632,000 for the prior year, a $5,727,000 increase driven primarily by a long-lived asset impairment charge of $4,960,000 recorded in the fourth quarter of the year ended March 31, 2006 related to our March 2006 decision to complete the transition of our wire manufacturing operation from 1G to 2G HTS wire. In connection with the completion of our transition from 1G to 2G HTS wire, we also recorded a 1G wire inventory write-down of $1,591,000, which is included in “Costs of revenue—product sales and prototype development contracts.” Furthermore, we incurred a higher level of internally-funded research and development (R&D) spending in the year ended March 31, 2006 at AMSC Superconductors (particularly on 2G wire development and scale-up activities) and AMSC Power Systems business units. For the year ended March 31, 2005 selling, general and administrative (SG&A) expenses included a $2,653,000 charge recorded in the fourth quarter related to a litigation settlement with TM Capital Corp., a past financial advisor to us.

“Costs of revenue—contract revenue” decreased to $1,511,000 in the year ended March 31, 2006 from $1,702,000 in the year ended March 31, 2005 as contract revenues decreased slightly to $1,712,000 in the year ended March 31, 2006 from $1,757,000 in the year ended March 31, 2005.

“Costs of revenue—product sales and prototype development contracts” decreased by $4,234,000 to $51,938,000 in the year ended March 31, 2006 from $56,172,000 in the year ended March 31, 2005 due to a $10,018,000 decrease in costs of revenue at AMSC Superconductors as a result of the lower level of work performed on the 36.5 MW motor program. Although revenues in the AMSC Power Systems business unit decreased slightly to $15,001,000 in the year ended March 31, 2006 from $15,664,000 in the year ended March 31, 2005, costs of revenue at AMSC Power Systems increased by $1,900,000 in the year ended March 31, 2006 compared to the year ended March 31, 2005 due to the lower gross margins associated with the mix of product shipped (a higher percentage of our year ended March 31, 2006 product shipments consisted of transformers, capacitor banks, and other peripheral equipment which yield lower gross margins). At the AMSC Superconductors business unit, costs of revenue increased by $3,884,000 in connection with the higher LIPA project sales and a $1,591,000 write-down of a portion of our 1G HTS wire inventory to net realizable value (based on an analysis of existing backlog and anticipated demand for our 1G wire, compared to the available 1G wire supply).

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

	For the year ended March 31
	2006	2005
R&D expenses per Consolidated Statements of Operations	$14,961,000	$9,037,000
R&D expenditures classified as Costs of revenue	29,720,000	32,991,000
R&D expenditures offset by cost-sharing funding	868,000	1,276,000

Aggregated R&D expenses	$45,549,000	$43,304,000

R&D expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) increased by $5,924,000 to $14,961,000 in the year ended March 31, 2006 from $9,037,000 in the year ended March 31, 2005 primarily as a result of two factors: a lower percentage of the R&D cost incurred was classified as costs of revenue due to the lower level of funded prototype development contract work in AMSC Superconductors on the 36.5MW motor program and a higher level of internally-funded R&D spending incurred primarily focused on 2G wire development and scale-up activities, as well as higher internally-funded R&D spending at AMSC Power Systems.

Aggregated R&D expenses, which include amounts classified as costs of revenue and amounts offset by cost-sharing funding, increased by $2,245,000 to $45,549,000 in the year ended March 31, 2006 from $43,304,000 in the year ended March 31, 2005, as a result of the aforementioned higher levels of internal R&D expenditures in both business units, partially offset by a lower level of externally-funded R&D spending at AMSC Superconductors. Aggregated R&D expenses were reduced by $2,234,000 in the year ended March 31, 2006 as a result of the deferral of certain program-specific costs in inventory in connection with the March 31, 2006 limitation of funding from the Navy as of March 31, 2006 on the 36.5 MW motor program.

Selling, general, and administrative

A portion of the SG&A expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as SG&A expenses). Additionally, a portion of SG&A expenses was offset by cost-sharing funding. Our SG&A expenditures are summarized as follows:

	For the year ended March 31
	2006	2005
SG&A expenses per Consolidated Statements of Operations	$10,989,000	$11,721,000
SG&A expenditures classified as Costs of revenue	4,444,000	8,257,000
SG&A expenditures offset by cost-sharing funding	776,000	768,000

Aggregated SG&A expenses	$16,209,000	$20,746,000

SG&A expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) decreased by $732,000 to $10,989,000 in the year ended March 31, 2006 from $11,721,000 in the year ended March 31, 2005. This decrease in the year ended March 31, 2006 SG&A expenses was primarily the result

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

of the prior-year charges associated with a $2,653,000 litigation settlement with TM Capital accrued in the fourth quarter of the year ended March 31, 2005 and $520,000 of legal expenses incurred in the year ended March 31, 2005 in connection with the lawsuit. This decrease in SG&A expenses was partially offset by a lower percentage of SG&A expenditures being classified as costs of revenue in connection with the lower level of prototype development contract work in AMSC Superconductors on the 36.5 MW motor project.

Aggregated SG&A expenses, which include amounts classified as costs of revenue and amounts offset by cost-sharing funding, decreased by $4,537,000 to $16,209,000 in the year ended March 31, 2006 from $20,746,000 in the year ended March 31, 2005. In addition to the $2,653,000 cost associated with the TM Capital litigation settlement and $520,000 of legal expenses incurred in connection with the lawsuit in the prior year, the remainder of the decrease in Aggregated SG&A expenses was due primarily to a lower level of management bonus payouts in the year ended March 31, 2006, compared to the year ended March 31, 2005. Also, Aggregated SG&A expenses were reduced by $848,000 in the year ended March 31, 2006 as a result of the deferral of certain program-specific costs to inventory in connection with the limitation of funding from the Navy as of March 31, 2006 on the 36.5 MW motor program.

Operating profit/(loss)

	For the year ended March 31
Operating income (loss)	2006	2005
AMSC Power Systems	$(3,641,000)	$108,000
AMSC Superconductors	(27,549,000)	(15,115,000)
Unallocated corporate expense	(2,297,000)	(5,342,000)

Total	$(33,487,000)	$(20,349,000)

AMSC Power Systems incurred an operating loss of $3,641,000 in the year ended March 31, 2006 compared to an operating profit of $108,000 in the year ended March 31, 2005 as a result of several factors: lower revenues; higher R&D spending, particularly on the development of a lower-cost, next-generation power electronic converter which is incorporated into our integrated power quality and reliability solutions; and lower gross margins in the year ended March 31, 2006 in connection with the mix of product shipped (a higher percentage of our year ended March 31, 2006 product shipments consisted of transformers, capacitor banks, and other peripheral equipment which yield lower gross margins).

The operating loss at AMSC Superconductors increased to $27,549,000 in the year ended March 31, 2006 from an operating loss of $15,115,000 in the year ended March 31, 2005 as a result of multiple factors: the long-lived 1G asset impairment charge of $4,960,000 resulting from our March 2006 decision to complete the transition of our HTS wire manufacturing operations from 1G to 2G; a $1,591,000 write-down to net realizable value of a portion of our 1G HTS wire inventory based on an analysis of existing backlog and anticipated demand for our 1G wire, compared to the available 1G wire supply; the higher level of internally-funded R&D spending on 2G wire development and scale-up activities; less manufacturing absorption due to a lower level of 1G HTS wire production beginning in the second quarter of the year ended March 31, 2006; and lower margins on both the 1G wire deliveries to the LIPA cable project as well as on sales of 1G HTS wire to other customers due to the lower average selling price in the year ended March 31, 2006. In addition, AMSC Superconductors incurred a higher operating loss in the year ended March 31, 2006 compared to the year ended March 31, 2005 as a result of the lower level of prototype development contract revenues in the year ended March 31, 2006 and lower fees earned on the 36.5 MW cost-plus-incentive- fee contract as a result of subcontractor cost overruns.

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The decrease in unallocated corporate expenses is related mainly to prior-year legal and litigation settlement costs associated with the TM Capital lawsuit.

Non-operating expenses/Interest income

Interest income increased to $2,610,000 in the year ended March 31, 2006 from $807,000 in the year ended March 31, 2005. This increase in interest income primarily reflected higher interest rates available on our investments in the year ended March 31, 2006, compared to the year ended March 31, 2005, as well as the higher cash and investment balances available for investment as a result of our March 2005 public equity offering of 4,600,000 shares of our common stock that generated net proceeds (after deducting underwriting discounts and commissions, but before deducting offering expenses) of $45,540,000. The year ended March 31, 2005 included $35,000 in fees for various legal fees and expenses incurred in connection with a debt financing transaction that we decided not to pursue in August 2003 in favor of a public equity offering, which we completed in October 2003.

Other income (expense), net was $0 in the year ended March 31, 2006 compared to $(82,000) in the year ended March 31, 2005, as the year ended March 31, 2006 foreign currency transaction losses offset a $7,000 gain on the revaluation of the warrant for 200,000 shares of our common stock issued in April 2005 to TM Capital Corp., a past financial advisor to us, related to a litigation settlement. The warrant was valued at $946,000 as of March 31, 2006, resulting in a gain of $7,000 for the year ended March 31, 2006, as compared to the March 31, 2005 warrant valuation of $953,000.

Liquidity and Capital Resources

At March 31, 2007, we had cash, cash equivalents and marketable securities of $35,324,000 compared to $65,669,000 at March 31, 2006, a decrease of $30,345,000.

	March 31, 2007	March 31, 2006
Cash and cash equivalents	$15,925,000	$35,171,000
Marketable securities	19,399,000	30,498,000

Total cash, cash equivalents, and marketable securities	$35,324,000	$65,669,000

The decrease in cash and cash equivalents to $15,925,000 at March 31, 2007 from $35,171,000 at March 31, 2006 was primarily the result of net cash of $22,761,000 used in operating activities and $10,046,000 for the purchase of capital equipment, partially offset by $11,223,000 net proceeds from the sale of marketable securities and $3,524,000 proceeds from the issuance of common stock.

The principal uses of cash during the year ended March 31, 2007 were a net loss of $34,675,000, a $6,281,000 increase in accounts receivable, and $10,046,000 in capital expenditures, primarily related to the 2G pilot production line. This was partially offset by depreciation and amortization expense of $4,750,000, non-cash stock-based compensation expense of $3,680,000, inventory write-downs of $1,201,000 primarily related to the SuperVAR unit, an increase in accounts payable and accrued expenses of $3,595,000, a decrease in inventory of $1,072,000, and an increase of $2,641,000 in deferred revenue. The increase in accounts receivable was the result of delays in milestone payments on the 36.5 MW motor program and a higher accounts receivable balance at AMSC Power Systems business unit due in part to higher system sales in the month of March 2007. The decrease

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

in inventory relates to the deferred program costs of $3,082,000 inventoried on the 36.5MW project as of the end of March 31, 2006 (due to the funding limitation), compared with deferred program costs of $1,173,000 as of March 31, 2007 related primarily to the LIPA project. We expect cash use to decline significantly in the year ending March 31, 2008 compared to the cash use in the year ended March 31, 2007, as we expect to collect receivables from certain customers (particularly the 36.5 MW motor milestone payments coming due from the Navy of $6,844,000), reduce capital spending as we complete the scale-up for the 344 superconductors pilot plant, and generate a higher level of positive cash flow at AMSC Power Systems compared to prior year in connection with the higher projected level of sales.

We have generated operating losses since our inception in 1987 and expect to continue incurring losses through at least the end of the fiscal year ending March 31, 2009. Operating losses for the years ended March 31, 2007, 2006, and 2005 contributed to net cash used by operating activities of $22,761,000, $19,589,000, and $9,283,000, respectively, for these periods.

Although our cash requirements fluctuate based on a variety of factors, including customer adoption of our products and our research and development efforts to commercialize our products, we believe that our available cash will be sufficient to fund our working capital, capital expenditures, and other cash requirements through at least the end of the year ending March 31, 2009.

We also have an unused line of credit of €685,000 (or approximately $913,000) which is available until August 31, 2007; an amount of €585,000 (or approximately $780,000) is available until June 30, 2010.

In the year ended March 31, 2007, we invested approximately $8,400,000 in the 344 superconductors production line, and we anticipate spending approximately $6,000,000 on this line in the year ended March 31, 2008. These expenditures are being made to enable us to a) achieve a gross production capacity of approximately 720,000 meters annually of 344 superconductors in December 2007 on our 4 cm manufacturing technology, and b) prepare to migrate to the our 10cm manufacturing technology. We estimate that an additional $28,000,000 to $35,000,000 of capital expenditures would be needed for a full commercial manufacturing operation with a gross capacity of approximately 9 million meters of wire per year.

We have backlog (excluding amounts included in accounts receivable) of approximately $79,500,000 to be received after March 31, 2007 from government and commercial customers, compared to $23,761,000 at March 31, 2006. Backlog represents the value of contracts and purchase orders received, less the revenue recognized to date on those contracts and purchase orders. The $55,739,000 increase in backlog from March 31, 2006 to March 31, 2007 was a result of $83,532,000 in new orders and contracts received during the year ended March 31, 2007 along with acquiring $27,308,000 of incremental backlog associated with the Windtec acquisition, adjusted to exclude the intercompany PowerModule orders already included in backlog. The new orders of $83,532,000 were comprised primarily of $59,961,000 in new system, power converter and Windtec-related (fourth quarter only) orders in our AMSC Power Systems business unit. Also contributing was the government contract modification, which provided $13,344,000 in additional funding on the Navy 36.5 MW motor program, thereby increasing the contract value of the program to $90,150,000 and converting it from a cost-plus-incentive-fee contract to a firm-fixed-price contract on April 26, 2006. The Navy 36.5 MW contract modification specifies a milestone payment plan. We received cash payments of $6,500,000 during the year ended March 31, 2007. We anticipate that we will receive the remaining $6,844,000 over the next two quarters for the milestones associated with the assembly, testing and delivery of the motor to the Navy. The additional new orders added into our backlog during the year ended March 31, 2007 were partially offset by revenues recognized on the 36.5 MW motor program and LIPA cable project, as work continued to progress on these

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

multi-year contracts, which were originally awarded in February and April of 2003, respectively. The current backlog, including $10,503,000 on U.S. government contracts, is subject to certain standard cancellation provisions. Additionally, several of our government contracts are being funded incrementally, and as such, are subject to the future authorization and appropriation of government funding on an annual basis. We have a history of successful performance under incrementally-funded contracts with the government.

Of the backlog amount of $79,500,000 as of March 31, 2007, approximately 75% is billable to and potentially collectable from our customers within the next 12 months.

The possibility exists that we may pursue additional acquisition and joint venture opportunities in the future that may affect liquidity and capital resource requirements.

To date, inflation and foreign exchange have not had a material impact on our financial results.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined under SEC rules, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating transactions that are not required to be reflected on our balance sheet.

Contractual Obligations

As of March 31, 2007, we are committed to make the following payments under contractual obligations:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (rent)	$7,766,000	$3,068,000	$3,809,000	$889,000	$—
Operating leases (other)	128,000	57,000	71,000	—	—
Purchase obligations (subcontracts)	2,863,000	2,863,000	—	—	—
Purchase obligations (purchase orders)	28,959,000	28,959,000	—	—	—

Total contractual cash obligations	$39,716,000	$34,947,000	$3,880,000	$889,000	$—

New Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post retirement Plans, an amendment of SFAS Nos. 87, 88, 106, and 132(R),” (“SFAS No. 158”). This statement requires an employer to recognize in its balance sheet the over-funded or under-funded status of a defined benefit post retirement plan measured as the difference between the fair value of plan assets and the present value of the benefit obligation. The recognition of the net liability or asset will require an offsetting adjustment to accumulated other comprehensive income in shareholders’ equity. SFAS No. 158 does not change how postretirement benefits are accounted for and reported in the income statement. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We do not offer pension or other post retirement plans to our employees and therefore we do not expect the adoption of SFAS No. 158 to have any effect on our financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” expressing the Staff’s views regarding the process of quantifying financial statement misstatements. There have been two widely-recognized methods for quantifying the effects of financial statement errors: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of the error on each financial statement and the related financial statement disclosure. This model is commonly referred to as a “dual approach” because it essentially requires quantification of errors under both the iron-curtain and the roll-over methods. The provisions of SAB 108 should be applied to annual financial statements covering the first fiscal year ending after November 15, 2006. SAB 108 did not have an impact on our financial statements.

Appendix B

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

American Superconductor Corporation:

We have completed integrated audits of American Superconductor Corporation’s consolidated financial statements and of its internal control over financial reporting as of March 31, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of American Superconductor Corporation and its subsidiaries at March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 2 and 9 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2007.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of March 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Windtec Consulting, GmbH ("Windtec") from its assessment of internal control over financial reporting as of March 31, 2007 because it was acquired by the Company in a purchase business combination during fiscal 2007. We have also excluded Windtec from our audit of internal control over financial reporting. Windtec is a wholly-owned subsidiary whose total assets and total revenues represent 18% and 8%, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2007.

Boston, Massachusetts

June 14, 2007

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	March 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$15,924,816	$35,171,181
Marketable securities	19,398,767	30,497,424
Accounts receivable, net	18,053,507	9,014,035
Inventory	6,852,835	9,006,034
Prepaid expenses and other current assets	1,505,563	901,606
Deferred tax assets	513,888	—

Total current assets	62,249,376	84,590,280

Property, plant and equipment:
Land	4,021,611	4,021,611
Construction in progress—equipment	7,361,496	1,971,019
Building	34,894,428	34,286,378
Equipment	20,663,748	40,405,415
Furniture and fixtures	3,260,336	3,341,075
Leasehold improvements	4,838,767	5,988,968

	75,040,386	90,014,466
Less: accumulated depreciation	(25,112,342)	(45,234,899)

Property, plant and equipment, net	49,928,044	44,779,567
Assets held for sale	2,170,710	—
Goodwill	5,126,460	1,107,735
Intangibles, net	12,848,927	2,933,830
Other assets	109,879	59,050

Total assets	$132,433,396	$133,470,462

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$23,531,821	$16,498,373
Deferred revenue	3,775,284	1,872,126

Total current liabilities	27,307,105	18,370,499

Non-current liabilities
Deferred revenue	867,248	—
Other non-current liabilities	119,655	—
Deferred tax liabilities	2,518,094	—

	3,504,997	—
Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $.01 par value
Authorized shares-100,000,000; shares issued and outstanding 35,016,073 and 32,890,264 at March 31, 2007 and March 31, 2006, respectively	350,161	328,903
Additional paid-in capital	486,194,273	466,605,479
Deferred compensation	—	(1,330,393)
Deferred contract costs—warrant	(13,545)	(19,564)
Accumulated other comprehensive income (loss)	145,079	(105,181)
Accumulated deficit	(385,054,674)	(350,379,281)

Total stockholders’ equity	101,621,294	115,099,963

Total liabilities and stockholders’ equity	$132,433,396	$133,470,462

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended March 31,
	2007	2006	2005
Revenues:
Contract revenue	$2,419,516	$1,711,830	$1,756,871
Product sales and prototype development contracts	49,763,414	49,160,618	56,525,967

Total revenues	52,182,930	50,872,448	58,282,838

Costs and expenses:
Costs of revenue-contract revenue	1,970,451	1,511,119	1,702,461
Costs of revenue-product sales and prototype development contracts	50,729,572	51,938,048	56,171,532
Research and development	17,453,326	14,961,060	9,036,619
Selling, general and administrative	17,894,000	10,988,926	11,721,088
Restructuring charge	523,567	—	—
Long-lived asset impairment charge	143,718	4,959,851	—

Total costs and expenses	88,714,634	84,359,004	78,631,700
Operating loss	(36,531,704)	(33,486,556)	(20,348,862)
Interest income	2,178,561	2,610,372	806,713
Other income (expense), net	(423,648)	(126)	(117,631)

Loss before income tax	(34,776,791)	(30,876,310)	(19,659,780)
Income tax benefit	(101,398)	—	—

Net loss	$(34,675,393)	$(30,876,310)	$(19,659,780)

Net loss per common share
Basic and Diluted	$(1.04)	$(0.94)	$(0.70)

Weighted average number of common shares outstanding
Basic and Diluted	33,260,674	32,685,390	28,214,597

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(34,675,393)	$(30,876,310)	$(19,659,780)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	4,749,586	7,475,374	7,784,775
Stock-based compensation expense	3,680,493	427,848	421,939
Stock-based compensation expense—non-employee	291,693	—	—
Impairment charges	143,718	4,959,851	—
Allowance for doubtful accounts	4,695	—	—
Inventory write-down charges	1,201,095	1,591,175	—
Loss on disposal and sale of PP&E and abandoned patents	41,163	273,900	296,631
Amortization of deferred warrant costs	6,019	6,020	8,956
401(k) match	340,515	361,253	—
Re-valuation of warrant	407,940	(7,080)	—
Deferred taxes	(118,903)	—	—
Changes in operating asset and liability accounts, excluding the effect of acquisitions :
Accounts receivable	(6,281,439)	(3,549,309)	3,101,931
Inventory	1,072,270	(3,725,012)	(1,982,803)
Prepaid expenses and other current assets	139,961	216,999	(214,050)
Accounts payable and accrued expenses	3,595,199	3,396,607	1,853,056
Deferred revenue	2,640,591	(139,904)	(893,762)

Net cash used in operating activities	(22,760,797)	(19,588,588)	(9,283,107)

Cash flows from investing activities:
Purchase of property, plant and equipment	(10,045,658)	(2,993,697)	(1,460,352)
Proceeds from the sale of property, plant and equipment	91,600	48,854	74,500
Purchase of marketable securities	(62,561,873)	(88,932,118)	(79,430,550)
Proceeds from the maturity of marketable securities	73,784,819	107,455,055	51,720,097
Acquisition costs net of cash acquired in acquisition of Windtec	(386,831)	—	—
Purchase of intangible assets	(862,565)	(771,096)	(1,677,047)
(Increase) decrease in other assets	(28,804)	6,081	(6,595)

Net cash provided by (used in) investing activities	(9,312)	14,813,079	(30,779,947)

Cash flows from financing activities:
Net proceeds from secondary public offering	—	(66,060)	45,105,436
Net proceeds from other issuances of common stock	3,523,744	1,420,718	2,308,413

Net cash provided by financing activities	3,523,744	1,354,658	47,413,849

Net increase (decrease) in cash and cash equivalents	(19,246,365)	(3,420,851)	7,350,795
Cash and cash equivalents at beginning of period	35,171,181	38,592,032	31,241,237

Cash and cash equivalents at end of period	$15,924,816	$35,171,181	$38,592,032

Supplemental schedule of cash flow information:
Issuance of common stock in connection with the purchase of Windtec Consulting, GmbH	$13,104,000	—	—
Noncash issuance of common stock	$340,515	$1,074,945	$421,939

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended March 31,
	2007	2006	2005
Net loss	$(34,675,393)	$(30,876,310)	$(19,659,780)

Other comprehensive income (loss)
Foreign currency translation	134,230	(876)	590
Unrealized gains (losses) on investments	116,030	31,172	(126,730)

Other comprehensive income (loss)	250,260	30,296	(126,140)

Comprehensive loss	$(34,425,133)	$(30,846,014)	$(19,785,920)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock			Deferred Compensation			Accumulated Deficit
	Number of Shares	Par Value	Additional Paid-in Capital		Deferred Contract Costs-Warrant	Accumulated Other Comprehensive Income (Loss)		Total Stockholders’ Equity
Balance at March 31, 2004	27,614,149	$276,141	$415,729,441	$(701,524)	$—	$(9,337)	$(299,843,191)	$115,451,530
Exercise of stock options	275,595	2,757	1,908,097					1,910,854
Public offering of common stock	4,600,000	46,000	45,059,436					45,105,436
Issuance of common stock—ESPP	40,637	406	397,153					397,559
Deferred compensation	13,000	130	482,382	(482,512)				—
Amortization of deferred compensation				400,106				400,106
Employee stock awards	1,775	18	21,815					21,833
Deferred contract costs—warrant			30,099		(30,099)			—
Amortization of deferred warrant costs			4,441		4,515			8,956
Unrealized loss on investments						(126,730)		(126,730)
Cumulative translation adjustment						590		590
Net loss							(19,659,780)	(19,659,780)

Balance at March 31, 2005	32,545,156	$325,452	$463,632,864	$(783,930)	$(25,584)	$(135,477)	$(319,502,971)	$143,510,354
Exercise of stock options	143,986	1,440	772,666					774,106
Public offering of common stock			(66,060)					(66,060)
Issuance of common stock—ESPP	74,785	748	645,864					646,612
Deferred compensation	66,530	665	970,213	(970,878)				—
Amortization of deferred compensation				424,415				424,415
Issuance of stock for calendar 2004 & calendar 2005 401(k) match and 2006 employee stock awards	59,807	598	649,932					650,530
Amortization of deferred warrant costs					6,020			6,020
Unrealized gains on investments						31,172		31,172
Cumulative translation adjustment						(876)		(876)
Net loss							(30,876,310)	(30,876,310)

Balance at March 31, 2006	32,890,264	$328,903	$466,605,479	$(1,330,393)	$(19,564)	$(105,181)	$(350,379,281)	$115,099,963
Exercise of stock options	387,125	3,871	3,190,806					3,194,677
Acquisition of Windtec	1,300,000	13,000	13,091,000					13,104,000
Issuance of common stock—ESPP	35,924	359	327,617					327,976
Issuance of common stock—restricted shares	368,562	3,686	(2,595)					1,091
Reclassification of deferred compensation on adoption of FAS 123R			(1,330,393)	1,330,393				—
Stock-based compensation expense			3,680,493					3,680,493
Non-employee stock-based compensation expense			291,693					291,693
Issuance of stock for calendar 2006 401(k) match	34,198	342	340,173					340,515
Amortization of deferred warrant costs					6,019			6,019
Unrealized gains on investments						116,030		116,030
Cumulative translation adjustment						134,230		134,230
Net loss							(34,675,393)	(34,675,393)

Balance at March 31, 2007	35,016,073	$350,161	$486,194,273	$—	$(13,545)	$145,079	$(385,054,674)	$101,621,294

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of the Business and Operations

American Superconductor Corporation (the Company or AMSC) was founded on April 9, 1987. The Company is an energy technologies company, offering an array of solutions based on two proprietary technologies: programmable power electronic converters and high temperature superconductor (HTS) wires. The Company’s products, services and system-level solutions enable cleaner, more efficient and more reliable generation, delivery and use of electric power. The programmability and scalability of its power electronic converters differentiates them from most competitive offerings. The two primary markets the Company serves are the wind energy market and the power transmission and distribution—or “power grid”—market. The Company operates in two business segments—AMSC Power Systems and AMSC Superconductors.

The Company has generated operating losses since its inception in 1987 and expects to continue incurring losses through at least the end of the year ending March 31, 2009. Operating losses for the years ended March 31, 2007, 2006 and 2005 have contributed to net cash used by operating activities of $22,760,797, $19,588,588 and $9,283,107, respectively, for these periods. The Company’s accumulated deficit as of March 31, 2007 was $385,054,674.

The Company had cash, cash equivalents and short-term marketable securities of $35,323,583 as of March 31, 2007. To supplement the Company’s cash available for operations, as well as for capital expenditures for the scale-up of manufacturing of second generation (2G) wire, the Company issued 4,600,000 shares of its common stock in a public equity offering in March 2005 that raised $45,540,000 (after deducting underwriting commissions and discounts but before deducting offering expenses).

The Company currently derives a portion of its revenue from research and development contracts. The Company recorded contract revenue related to research and development contracts of $2,419,516, $1,711,830 and $1,756,871 for the years ended March 31, 2007, 2006, and 2005, respectively. In addition, the Company recorded prototype development contract revenue on U.S. Navy and other contracts of $12,606,017, $21,169,898 and $31,341,296, which are included under “Revenues – Product sales and prototype development contracts,” for the years ended March 31, 2007, 2006 and 2005, respectively.

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

R&D and SG&A expenses included as costs of revenue were as follows:

	For the years ended March 31,
	2007	2006	2005
Research and development expenses	$24,482,000	$29,720,000	$32,991,000
Selling, general, and administrative expenses	$3,915,000	$4,444,000	$8,257,000

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Summary of Significant Accounting Policies

A summary of the Company’s significant accounting policies follows:

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated.

Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist principally of money market accounts and corporate debt instruments.

Marketable Securities

Short-term marketable securities, with current maturities of greater than 3 months but less than 12 months from the date of the balance sheet, consist primarily of corporate bonds and other debt securities. Long-term marketable securities, with current maturities of 12 months or more, consist primarily of corporate bonds and other debt securities. The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such classification as of each balance sheet date, in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” issued by the Financial Standards Accounting Board (FASB). All marketable securities are considered available-for-sale and are carried at fair value. Fair values are based on quoted market prices. The unrealized gains and losses related to these securities are included in accumulated other comprehensive income (loss). When securities are sold, the cost is determined based on the specific identification method and realized gains and losses are included in investment income. The Company periodically reviews the realizability of each short and long-term marketable security when impairment indicators exist with respect to the security. If an other-than-temporary impairment of value of the security exists, the carrying value of the security is written down to its estimated fair value.

Accounts Receivable

The Company’s accounts receivable are comprised of amounts owed by government agencies and commercial companies. The Company does not require collateral or other security to support customer receivables.

Due to scheduled billing requirements specified under certain contracts, a portion of the Company’s accounts receivable balance at March 31, 2007 and 2006 was unbilled (see Note 4). At March 31, 2007, the Company had two customers that represented approximately 37% and 21% of the total accounts receivable balance. At March 31, 2006, the Company had three customers that represented approximately 24%, 20% and 17% of the total accounts receivable balance.

Inventories

Inventories are stated at the lower of cost (determined on a first-in first-out basis) or market.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Expenditures for maintenance and repairs are expensed as incurred. Upon retirement or other disposition of assets, the costs and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is reflected in operating expenses.

Depreciation expense was $3,268,514, $6,218,040 and $6,548,162 for the years ended March 31, 2007, 2006 and 2005, respectively.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews its goodwill at least annually (in the Company’s fiscal fourth quarter) or when events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. If the carrying amount of the net tangible and intangible assets in a given reporting unit exceeds the reporting unit’s fair value, a detailed impairment loss analysis is performed to calculate the amount of impairment, if any. Goodwill of $5,126,460 and $1,107,735 at March 31, 2007 and 2006, respectively, represents the excess of the purchase price paid for the 2007 acquisition of Windtec Consulting, GmbH over the estimated fair value of the net assets acquired and the June 2000 acquisition of substantially all of the assets of Integrated Electronics, LLC (IE) over the fair value of IE’s assets acquired, less amortization recorded prior to the adoption of SFAS No. 142. The goodwill is associated with the Power Systems segment.

The Company has intangible assets consisting of licenses, patents, contractual relationships/backlog, customer relationships, trade names and trademarks, core technology and know-how and goodwill,.

The Company amortizes its licenses, patents, customer relationships, trade names and trademarks, and core technology and know-how, using the straight-line method over a period of 5 to 7 years, which approximates the expected economic consumption of these assets. The Company amortizes its contractual relationships/backlog using the economic consumption method over an estimated period of 2 years.

Amortization expense was $1,481,072, $1,257,334 and $1,236,613 for the years ended March 31, 2007, 2006 and 2005, respectively.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue Recognition

For certain arrangements, such as contracts to perform research and development, prototype development contracts and certain product sales, the Company records revenues using the percentage of completion method, measured by the relationship of costs incurred to total estimated contract costs. The Company uses the percentage of completion revenue recognition method when a purchase arrangement meets all of the criteria in Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Percentage of completion revenue recognition accounting is predominantly used on long-term prototype development contracts with the U.S. government, such as the 36.5 Megawatt (MW) motor contract with the U.S. Navy. The Company follows this method since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made. However, the ability to reliably estimate total costs at completion is challenging, especially on long-term prototype development contracts, and could result in future changes in contract estimates. Since many contracts extend over a long period of time, revisions in scope, cost and funding estimates during the progress of work have the effect of adjusting earnings in the current period. Recognition of contract revenues and profit or loss are subject to revisions as the work progresses to completion. Revisions in profit or loss estimates are charged to income in the period in which the facts that give rise to the revision become known. During the year ended March 31, 2007, as a result of cost overruns and changes in estimates, the Company recorded an estimated loss of $3,105,000 related to the Navy 36.5MW motor program.

The Company recognizes revenue for other product sales upon customer acceptance, which can occur at the time of delivery, installation or post-installation, provided persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and the collectibility is reasonably assured. For multiple-element arrangements, the Company uses the residual method to allocate value to each undelivered item. Under

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the residual method, each undelivered item is allocated value based on verifiable objective evidence of fair value for that item and the remainder of the total arrangement price is allocated to the delivered items. For a delivered item to be considered a separate unit, the delivered item must have value to the customer on a standalone basis, there must be objective and reliable evidence of fair value of the undelivered items in the arrangement and the delivery or performance of the undelivered items must be considered probable and substantially within the Company’s control. The Company does not provide its customers with contractual rights of return for any of its products. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. The determination of what constitutes a significant post-delivery performance obligation (if any post-delivery performance obligations exist) is the primary subjective consideration the Company systemically evaluates in the context of each product shipment in order to determine whether to recognize revenue on the order or to defer the revenue until all post-delivery performance obligations have been completed.

Revenues associated with consulting, training and other similar services are recognized as the services are performed. Royalty revenue is recognized as the royalties are earned.

The Company has elected to record taxes collected from customers on a net basis and does not include tax amounts in Revenue or Costs of revenue.

Customer deposits received in advance of revenue recognition are recorded as deferred revenue until customer acceptance is received. Deferred revenue also represents the amount billed to and/or collected from commercial and government customers on contracts which permit billings to occur in advance of contract performance/revenue recognition.

Product Warranty

The Company generally provides a one-year warranty on its power electronic converters, commencing upon installation. A provision is recorded upon revenue recognition to “Cost of revenue—product sales and prototype development” for estimated warranty expense based on historical experience. The following is a summary of accrued warranty activity:

	For the years ended March 31,
	2007	2006
Beginning balance	$563,014	$479,818
Accruals for warranties during the period	1,654,970	563,014
Settlements during the period	(725,601)	(345,075)
Adjustments relating to preexisting warranties	89,709	(134,743)

Ending balance	$1,582,092	$563,014

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and Development Costs

Research and development costs are expensed as incurred.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each fiscal year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. The Company has provided a valuation allowance against its U.S. deferred income tax assets since the Company believes that it is more likely than not that these deferred tax assets are not currently realizable due to the taxable losses incurred by the Company since its inception.

Stock-Based Compensation and Pro Forma Stock-Based Compensation

On April 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” which requires the Company to account for stock-based payment transactions using a fair value-based method and recognize the related expense in the results of operations. The Company also applied the provisions of Staff Accounting Bulletin No. 107 in its adoption of SFAS No. 123(R). Prior to its adoption of SFAS No. 123(R), the Company accounted for stock-based payments to employees using the Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” which required the Company to use the intrinsic value method and, therefore, the Company recognized compensation expense for restricted stock awards and did not recognize compensation cost for employee stock options where the exercise price of the stock option was equal to the market value of the underlying common stock on the date of grant. SFAS No. 123(R) allows companies to choose one of two transition methods: the modified prospective method or the modified retrospective transition method. Effective April 1, 2006, the Company elected the modified prospective method of transition and accordingly has not restated the results of prior periods. Stock-based compensation expense in the year ended March 31, 2007 includes expense for the unvested awards outstanding at March 31, 2006 and all awards granted subsequent to March 31, 2006.

Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The fair value of restricted stock awards is determined by reference to the fair market value of the Company’s common stock on the date of grant. Consistent with the valuation method the Company used for disclosure-only purposes under the provisions of SFAS No. 123, the Company uses the Black-Scholes option pricing model to estimate the fair value of awards with service and performance conditions under SFAS No. 123(R). For awards with service conditions, the Company recognizes compensation cost on a straight-line basis over the requisite service/vesting period. For awards with service and performance conditions and graded-vesting features (a certain percentage of stock awards vest each period), the Company recognizes compensation costs on an accelerated, graded-vesting basis over the requisite service/vesting period. The Company uses the lattice model to value market condition awards. For awards with market conditions with a single cliff vest feature, the Company recognizes compensation costs on a straight-line basis over the requisite service period.

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatilities of the Company’s common stock, forfeiture rates and expected terms. The expected volatility rates are estimated based on historical and implied volatilities of the Company’s common stock. The expected term represents the average time that the options that vest are expected to be outstanding based on the vesting provisions and the Company’s historical exercise, cancellation and expiration patterns. The

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company estimates pre-vesting forfeitures when recognizing compensation expense based on historical and forward-looking factors. Changes in estimated forfeiture rates and differences between estimated forfeiture rates and actual experience may result in significant, unanticipated increases or decreases in stock-based compensation expense from period to period. The termination of employment of certain employees who hold large numbers of stock-based awards may also have a significant, unanticipated impact on forfeiture experience and, therefore, on stock-based compensation expense. The Company will update these assumptions on at least an annual basis and on an interim basis if significant changes to the assumptions are warranted.

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

	For the years ended March 31,
	2006	2005
Net loss	$(30,876,310)	$(19,659,780)
Add: Stock compensation expense under APB 25 in the statements of operations	789,101	707,783
Less: Stock compensation expense had all options been recorded at fair value per SFAS 123	(3,824,360)	(3,171,203)

Pro forma net loss	$(33,911,569)	$(22,123,200)

Weighted average shares, basic and diluted	32,685,390	28,214,597
Net loss per share, as reported	$(0.94)	$(0.70)
Net loss per share, pro forma	$(1.04)	$(0.78)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:

	For the years ended March 31,
	2006	2005
Dividend yield	None	None
Expected volatility	51%	46%
Risk-free interest rate	4.0%	4.0%
Expected life (years)	6.1	6.5

The weighted-average fair value of options granted was $5.85 per share and $6.65 per share for the years ended March 31, 2006 and 2005, respectively. The expected volatility rate was estimated based on the historical volatility of the Company’s common stock.

Computation of Net Loss per Common Share

Basic earnings per share (EPS) is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing the net earnings (loss) available to common stockholders by the weighted average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares include the effect of restricted stock and the exercise of stock options and warrants. For the years ended March 31, 2007, 2006, and 2005, common equivalent shares of 4,580,559, 4,678,975 and 4,473,161, respectively, were not included in the calculation of diluted EPS as they were considered antidilutive.

The following table reconciles the numerators and denominators of the earnings per share calculation for the years ended March 31, 2007, 2006 and 2005:

	For the years ended March 31,
	2007	2006	2005
Numerator:
Net loss	$(34,675,394)	$(30,876,310)	$(19,659,780)

Denominator:
Weighted-average shares of common stock outstanding	33,706,091	32,887,920	28,214,597
Weighted-average shares subject to repurchase	(445,417)	(202,530)	—

Shares used in per-share calculation—basic and diluted	33,260,674	32,685,390	28,214,597

Net loss per share—basic and diluted:	$(1.04)	$(0.94)	$(0.70)

Foreign Currency Translation

The functional currency of all the Company’s foreign entities is the U.S. dollar, except for Windtec, for which the local currency (Euro) is the functional currency. The assets and liabilities of Windtec are translated into U.S. dollars at the exchange rate in effect at the balance sheet date and income and expense items are translated at average rates for the period. Cumulative translation adjustments are excluded from net loss and shown as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in the net loss and have not been material to date.

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

Several of the Company’s government contracts are being funded incrementally, and as such, are subject to the future authorization, appropriation, and availability of government funding. The Company has a history of successfully obtaining financing under incrementally-funded contracts with the U.S. government and it expects to continue to receive additional contract modifications in the year ended March 31, 2008 and beyond as incremental funding is authorized and appropriated by the government.

Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses. The carrying amounts of its cash equivalents and marketable securities, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Marketable Securities

The following is a summary of marketable securities at March 31, 2007 and 2006:

	Cost at March 31, 2007	Gross Unrealized Gains	Gross Unrealized Losses	Far Market Value at March 31, 2007
Commercial paper	$18,101,764	$5,308	$—	$18,107,072
Corporate notes and bonds	1,283,465	—	(29)	1,283,436
Certificates of deposit	8,259	—	—	8,259

Total marketable securities	$19,393,488	$5,308	$(29)	$19,398,767

	Cost at March 31, 2006	Gross Unrealized Gains	Gross Unrealized Losses	Far Market Value at March 31, 2006
Corporate notes and bonds	$30,589,112	—	$(91,688)	$30,497,424

Total marketable securities	$30,589,112	$—	$(91,688)	$30,497,424

The Company’s marketable securities are classified as available-for-sale securities and, accordingly, are recorded at amortized cost plus accrued interest which approximates fair value. The difference between amortized cost and fair value is included in stockholders’ equity. At March 31, 2007, there were no investments with gross unrealized losses that had been in a continuous unrealized loss position for more than 12 months. At March 31, 2006, $2,513,070 of the investments with gross unrealized losses of $9,889 had been in a continuous unrealized loss position for more than 12 months.

The difference of $1,433 between the unrealized gain of $31,172 reported on the Consolidated Statements of Comprehensive Loss for the year ended March 31, 2006 and the change of $32,605 to $(91,688) at March 31, 2006 from $(124,293) at March 31, 2005 in the unrealized losses on short-term marketable securities related to the change in the unrealized losses on securities with original maturities of three months or less that are classified as cash equivalents.

4.    Accounts Receivable

Accounts receivable at March 31, 2007 and 2006 consisted of the following:

	For the years ended March 31,
	2007	2006
Accounts receivable (billed)	$13,991,263	$5,148,407
Accounts receivable (unbilled)	4,066,939	3,865,628
Less: Allowance for doubtful accounts	(4,695)	—

Net accounts receivable	$18,053,507	$9,014,035

The Company recorded a $4,695 allowance for doubtful accounts provision in the year ended March 31, 2007 which was included in selling, general and administrative expense.

5.    Inventories

Inventories at March 31, 2007 and 2006 consisted of the following:

	For the years ended March 31,
	2007	2006
Raw materials	$759,454	$948,422
Work-in-progress	2,693,724	2,202,152
Finished goods	2,226,837	2,773,413
Deferred program costs	1,172,820	3,082,047

Net inventory	$6,852,835	$9,006,034

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred program costs of $1,172,820 as of March 31, 2007 primarily represent costs incurred in excess of funding on a Department of Energy (DOE) sponsored program to install an HTS power cable in the transmission grid of the Long Island Power Authority (LIPA) of $1,127,341. These program costs were inventoried because future funding sufficient to recover these deferred costs was deemed probable. In May 2007, DOE awarded the Company a contract modification of $4,002,128 to cover additional subcontractor costs on the LIPA project which increased the contract ceiling to $27,457,689.

Deferred program costs of $3,082,047 as of March 31, 2006 represent costs incurred in excess of approved funding as of March 31, 2006 on a program to build a 36.5 megawatt (MW) motor for the U.S. Navy. These program costs were inventoried because future funding sufficient to cover these deferred costs was deemed probable. On April 26, 2006, such funding was received via a contract modification from the Navy which provided $13,344,000 of funding.

During the three months ended March 31, 2007, the Company wrote-off $933,000 of inventoried costs related to one SuperVAR synchronous condenser unit due to technical issues with the unit. The write-off was included in Costs of Revenue—Product Sales and Prototype Development Contracts for the AMSC Superconductors business unit. An additional $268,095 in program-related costs related to the second SuperVAR unit was expensed during the year as these costs were incurred in excess of the value of this contract.

During the three months ended March 31, 2006, in connection with the completion of the transition from first generation (1G) to second generation (2G) HTS wire, the Company recorded a 1G wire inventory write-down to its estimated net realizable value of $1,591,175 to adjust the inventory value for surplus inventory as a result of future forecasted demand.

Finished goods inventory includes the cost of products shipped to customers on contracts for which revenue is deferred until final customer acceptance.

6.    Intangible Assets

Intangible assets at March 31, 2007 and 2006 consisted of the following:

	For the years ended March 31,
		2007			2006
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value	Estimated useful life
Licenses	$1,698,605	$(1,622,593)	$76,012	$1,633,604	$(1,555,628)	$77,976	7
Patents	6,745,011	(3,976,977)	2,768,034	6,070,212	(3,214,358)	2,855,854	7
Contractual relationships/ backlog	3,333,068	(254,042)	3,079,026	—	—	—	2
Customer relationships	2,020,041	(101,002)	1,919,039	—	—	—	5
Trade names and trademarks	1,212,025	(43,287)	1,168,738	—	—	—	7
Core technology and know-how	4,040,082	(202,004)	3,838,078	—	—	—	5

Intangible assets, net	$19,048,832	$(6,199,905)	$12,848,927	$7,703,816	$(4,769,986)	$2,933,830

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded intangible amortization expense of $1,481,072, $1,257,334 and $1,236,613 for the years ended March 31, 2007, 2006 and 2005, respectively. The gross value of abandoned patents was $122,766 and $452,877 for the years ended March 31, 2007 and 2006, respectively. The accumulated amortization on these abandonments was $61,808 and $164,915 for the years ended March 31, 2007 and 2006, respectively, resulting in a net abandonment-related expense of $60,958 and $287,962 for the years ended March 31, 2007 and 2006, respectively.

During the three months ended March 31, 2006, the Company impaired and wrote-down certain 1G patents and licenses that had no alternative future use as a result of the management decision to complete the transition from 1G to 2G HTS wire. The impairment charge related to the 1G patents and licenses was $438,136 and $1,219,643, respectively.

Amortization expense for the next five years consists of the following:

	For the years ended March 31,
	2008	2009	2010	2011	2012
Licenses	$23,869	$13,452	$9,286	$9,286	$9,286
Patents	861,351	669,084	430,246	353,608	241,538
Contractual relationships/backlog	2,987,501	91,525	—	—	—
Customer relationships	404,008	404,008	404,008	404,008	303,006
Trade names and trademarks	173,146	173,146	173,146	173,146	173,146
Core technology and know-how	808,017	808,017	808,017	808,017	606,012

Total	$5,257,892	$2,159,232	$1,824,703	$1,748,065	$1,332,988

7.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, 2007 and 2006 consisted of the following:

	For the years ended March 31,
	2007	2006
Accounts payable	$9,723,774	$7,758,543
Accrued expenses	6,763,390	1,921,080
Accrued subcontractor program costs	1,905,560	3,869,351
Accrued litigation costs (including warrants)	1,354,200	946,260
Accrued vacation	1,318,716	881,444
Accrued management bonus	884,089	558,681
Accrued warranty	1,582,092	563,014

	$23,531,821	$16,498,373

8.    Income Taxes

The components of income tax benefit attributable to continuing operations consist of the following:

	For the years ended March 31,
	2007	2006	2005
Income tax benefit
Current foreign tax benefit	$(6,235)	$—	$—
Deferred foreign tax benefit	(95,163)	—	—

	$(101,398)	$—	$—

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate is shown below.

	For the years ended March 31,
	2007	2006	2005
Statutory federal income tax rate	-34%	-34%	-34%
State income taxes, net federal benefit	-8%	-6%	-8%
Foreign income tax rate	0%	0%	0%
Nondeductible expenses	0%	2%	0%
Research & development credit	-2%	-1%	-3%
Valuation allowance	44%	39%	45%

Effective income tax rate	0%	0%	0%

The principal components of the Company’s deferred tax assets and liabilities were the following:

	For the years ended March 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforward	$139,854,000	$124,935,000
Research and development and other credits	7,907,000	5,698,000
Accruals and reserves	5,865,000	4,653,000
Fixed assets and intangibles	8,784,000	10,745,000
Other	807,000	585,000

Gross deferred tax assets	163,217,000	146,616,000
Valuation allowance	(162,703,000)	(146,616,000)

Total deferred tax assets	$514,000	$—

Deferred tax liabilities:
Intangibles from acquisitions	$(2,501,000)	$—
Fixed assets and intangibles	(17,000)	—

Total deferred tax liabilities	$(2,518,000)	$—

Net	$(2,004,000)	$—

The Company has provided a valuation allowance against its U.S. deferred income tax assets since the Company believes that it is more likely than not that these deferred tax assets are not currently realizable due to the taxable losses incurred by the Company since its inception.

At March 31, 2007, the Company had net operating loss carryforwards for its U.S operations for federal and state income tax purposes of approximately $364,849,000 and $246,304,000, respectively, which expire in the years ending March 31, 2008 through 2027. At March 31, 2007, the Company had net operating losses carryforwards for its foreign operations of $1,449,000 which can be carryforward indefinitely. This includes approximately $10,149,000 of acquired net operating losses from Superconductivity, Inc. (“SI”), which expire in the years ending March 31, 2008 through 2012, and their utilization by the Company will be subject to annual limitations. SI was acquired by the Company on April 8, 1997 through the merger of a wholly-owned subsidiary of the Company into SI.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has recorded a deferred tax asset of approximately $15,262,000 reflecting the benefit of deductions from the exercise of stock options. This deferred tax asset has been fully reserved since it is more likely than not that the tax benefit from the exercise of stock options will not be realized. The benefit from this $15,262,000 will be recorded as a credit to additional paid-in capital when realized. Research and development and other tax credit carryforwards amounting to approximately $4,370,000 and $5,359,000 are available to offset federal and state income taxes, respectively, and will expire in the years ending March 31, 2008 through 2027.

Under current federal law, the utilization of the net operating loss and research and development and other tax credit carryforwards may be subject to limitations due to certain changes in ownership.

9.    Stockholders’ Equity

Public Offering

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

Stock-Based Compensation

The components of stock-based compensation for the year ended March 31, 2007 were as follows:

Stock-based compensation expense by type of award	For year ended March 31, 2007
Stock options	$1,851,495
Restricted stock and stock awards	1,771,092
Employee stock purchase plan	57,906

Total stock-based compensation expense	$3,680,493

The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures of 15%, is amortized over the awards’ service period. Based on the fair value of options, restricted stock and employee stock purchase rights, the Company recognized stock-based compensation expense of $3,680,493 during the year ended March 31, 2007. The total unrecognized compensation cost for unvested stock-based compensation awards outstanding at March 31, 2007 is $4.5 million. This expense will be recognized over a weighted average expense period of approximately 1.7 years.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s financial statements for periods prior to April 1, 2006 for which stock-based compensation was accounted for under APB No. 25, “Accounting for Stock Issued to Employees,” have not been restated. The adoption of SFAS No. 123(R) had a significant impact on the Company’s results of operations. The Company’s consolidated statement of operations for the year ended March 31, 2007 includes the following stock-based compensation expense:

Stock-based compensation in the Statement of Operations by line item	For the year ended March 31, 2007
Costs of revenue-product sales	$390,951
Research and development	908,754
Selling, general and administrative	2,380,788

Total stock-based compensation expense	$3,680,493

Stock-based compensation costs are classified in costs of revenue and operating expenses consistent with the classification of cash compensation paid to the same employees. As a result of the adoption of SFAS No.123(R), stock-based compensation expense increased the net loss and net loss per share by $1,909,401 and $0.06 for the year ended March 31, 2007, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25. In addition, stock compensation expense included $1,771,092 for the year ended March 31, 2007 relating to restricted stock and stock awards that would have been recognized as expense under the provisions of APB No. 25.

The following table summarizes information about stock options and unvested restricted stock outstanding at March 31, 2007:

Outstanding			Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2007	Weighted Average Exercise Price
$ 0.00— 5.89	804,413	7.5	$1.62	323,503	$3.59
5.89—11.78	1,702,516	5.6	9.89	1,165,970	9.98
11.78—17.66	892,030	4.7	13.22	666,535	13.14
17.66—29.44	386,600	3.0	25.64	386,600	25.64
29.44—35.33	750,000	3.3	32.56	750,000	32.56
35.33—41.21	5,000	3.4	40.75	5,000	40.75
41.21—58.88	40,000	2.9	58.88	40,000	58.88

$ 0.00—58.88	4,580,559	5.1	$14.59	3,337,608	$17.51

The following table summarizes the information concerning currently outstanding and exercisable employee and non-employee options and warrants:

	Options/ Shares	Weighted average Exercise Price	Number Exercisable
Outstanding at March 31, 2006	4,468,750	$15.62	3,331,228
Granted at fair value	329,400	10.67
Exercised	(383,965)	8.27
Canceled/Forfeited	(273,876)	12.13

Outstanding at March 31, 2007	4,140,309	$16.14	3,337,608

Available for grant at March 31, 2007:	1,618,711

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average grant-date fair value of time-based stock option awards granted during the year ended March 31, 2007 was $6.41 per share. The aggregate intrinsic value of all outstanding options at March 31, 2007 was $10,182,085. The aggregate intrinsic value of exercisable options at March 31, 2007 was $7,686,222 and the aggregate intrinsic value of options exercised during the year ended March 31, 2007 was $1,520,256. Intrinsic value represents the amount by which the market price of the common stock exceeds the exercise price of the options. The total fair value of options vested during the year ended March 31, 2007 was $2,909,769.

The cash proceeds from employee stock purchases and option exercises under all stock-based payment arrangements for the year ended March 31, 2007 were $3,523,744.

The weighted average assumptions used in the Black-Scholes valuation model for stock options granted during the year ended March 31, 2007 are as follows:

For the year ended March 31, 2007
Dividend yield	None
Expected volatility	61.6%
Risk-free interest rate	4.6%
Expected life (years)	5.8

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

The following table summarizes the employee and non-employee restricted stock activity for the year ended March 31, 2007:

	Shares	Weighted average grant date fair value	Weighted average remaining contractual life
Outstanding at March 31, 2006	210,225	$8.84	8.71
Granted	355,288	9.89
Vested	(103,800)	9.27
Forfeited	(21,463)	10.38

Outstanding at March 31, 2007	440,250	$9.51	8.86

The total fair value of time-based restricted stock that vested during the year ended March 31, 2007 was $1,397,448.

Stock-Based Compensation Plans

As of March 31, 2007, the Company had two active stock plans: the 2004 Stock Incentive Plan (the 2004 Plan) and the Second Amended and Restated 1997 Director Stock Option Plan (the 1997 Director Plan). The 1997 Director Plan expired subsequent to year end on May 2, 2007 and is expected to be replaced by the 2007 Director Plan, which was approved by the Board of Directors on May 15, 2007, subject to stockholder approval at the next annual meeting of the Company.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Plans provide for the issuance of restricted stock, incentive stock options and non-qualified stock options to purchase the Company’s common stock. In the case of incentive stock options, the exercise price shall be equal to at least the fair market value of the common stock, as determined by the Board of Directors, on the date of grant. The contractual life of options is generally 10 years. Options generally vest over a 3-5 year period while restricted stock generally vests over a 2-5 year period. Prior to its expiration, the 1997 Director Plan was for members of the Board of Directors who are not also employees of the Company (outside directors). Effective July 27, 2006 under the 1997 Director Plan, each outside director received an annual award of 5,000 fully-vested shares of common stock. The 2004 Plan has 1,175,711 shares available for future issuance.

Employee Stock Purchase Plan

Effective April 1, 2006, the Company amended its employee stock purchase plan (ESPP) to provide that the shares are priced based on the market value of the common stock at the end of the offering period, rather than the market value at the beginning or end of the offering period, whichever was lower. However the Company retained the 15% purchase discount. The Company recognized compensation expense of $57,906 for the year ended March 31, 2007 related to the ESPP. The Company issued 35,924 shares of common stock related to the ESPP during the year ended March 31, 2007. The ESPP has 98,702 shares available for future issuance.

Stock Purchase Warrants

The Company recorded an increase to additional paid-in capital and a corresponding charge to deferred warrant costs of approximately $30,099 in June 2004 related to the issuance of stock purchase warrants to UT-Battelle, LLC (UT-Battelle) for 5,000 shares of common stock at an exercise price of $13.68 per share which become exercisable over a five-year period following the date of grant. These warrants were granted in exchange for a reduction in annual minimum royalty payments to UT-Battelle, which manages the Oak Ridge National Laboratory under a contract from the U.S. Department of Energy. Expense related to these warrants was approximately $6,019 and $6,020 for the years ended March 31, 2007 and 2006, respectively.

In March 1996, the Company entered into a strategic alliance with EPRI to develop and commercialize a coated conductor composite HTS wire. In connection with this agreement, the Company granted warrants to EPRI for 100,000 shares of common stock (87,500 of which have been exercised and the remaining 12,500 have expired unexercised) at $14.00 per share and for an additional 110,000 shares of common stock (41,250 of which have been exercised to date) at $13.94 per share.

In addition, the Company also granted a warrant to TM Capital in April 2005. See Note 10.

Outstanding common stock warrants as of March 31, 2007 are summarized in the following table:

Warrant Holder	Issue Date	Exercise Price	Shares Issued	Shares Exercised as of March 31, 2007	Vesting Period	Expiration Date
EPRI	03/04/1998	$13.94	110,000	41,250	5 years	03/04/2008
UT-Battelle	06/23/2004	$13.68	5,000	—	5 years	06/23/2014
TM Capital	04/04/2005	$9.50	200,000	—	Immediate	04/04/2010

10.    Commitments and Contingencies

Under Delaware law, the Company is required to indemnify its officers and directors for liabilities incurred under certain circumstances. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make is unlimited; however,

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company has a Director and Officer insurance policy that limits its indemnification exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes its indemnification exposure is minimal. These indemnification obligations were grandfathered under the provisions of FASB Interpretation No. (FIN) 45 as they were in effect prior to March 31, 2003. Accordingly, the Company has no liabilities recorded under FIN No. 45 as of March 31, 2007 or 2006.

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

The accrued warrant cost will continue to be classified as a current liability in accordance with Emerging Issues Task Force (EITF) Issue No. 00-19 until such time as the Warrant is exercised or forfeited, and will be marked-to-market based primarily on the current price and expected volatility of the Company’s common stock as of the end of each reporting period. The Warrant was re-valued at $1,354,200 as of March 31, 2007, resulting in a loss of $407,940 for the year ended March 31, 2007 (reported in Other income (expense) in the Condensed Consolidated Statements of Operations), compared to the March 31, 2006 warrant valuation of $946,260. The following Black-Scholes assumptions were used:

	March 31, 2007	March 31, 2006
Expected volatility	49.9%	52.4%
Risk-free interest rate	4.75%	4.63%
Expected life (years)	3.0	4.0

The Company rents its headquarters in Westborough, Massachusetts, under an operating lease, which expires on May 31, 2009. In October 2000 the Company leased additional facilities in Westborough for the development of electric motor and generator technology under an operating lease that expires on September 30, 2007. The Company vacated this facility in March 2007 and recorded a lease restructuring charge of $93,000 in connection with the restructuring. The Company recorded an asset retirement obligation charge of $102,816 based on an evaluation of the estimated cost expected to be incurred to restore the vacated building to its original condition. The Company also rents an operating facility in Middleton, Wisconsin, under a lease which expires on December 31, 2008, and one facility in New Berlin, Wisconsin, under a lease which expires on September 30, 2011. The Company also rents two facilities in Austria, one in Klagenfurt and one in Ebenthal, under leases which expire on December 31, 2007 and June 30, 2008, respectively. Under all leases, the Company pays for real estate taxes, certain insurance coverage and operating expenses.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense under the operating leases mentioned above was as follows:

	2007	2006	2005
Rent expense	$3,122,000	$3,153,000	$3,265,000

Minimum future lease commitments at March 31, 2007 were as follows:

For the years ended March 31,	Total
2008	$3,068,483
2009	2,866,286
2010	942,005
2011	592,045
2012 and beyond	297,339

Total	$7,766,158

In September 2001, the Company entered into a standby letter of credit arrangement with a financial institution to provide a guarantee for rent of $1,000,000 for the Two Technology Drive facility in Westborough, Massachusetts. The letter of credit amount was reduced to $750,000 at June 1, 2005 and was reduced to $500,000 at June 1, 2007. This letter of credit will expire on July 31, 2009.

As of March 31, 2007, the Company had an outstanding performance bond in the form of a bank guarantee for €100,000 (approximately $133,350) issued on behalf of the Company’s Windtec subsidiary in connection with a contract to provide power electronics for a Chinese customer. The performance bond was increased to €850,000 (approximately $1,133,475) on April 25, 2007. The performance bond expires in December 2007. In the event that the payment is made in accordance with the requirements of the performance bond, the Company would reduce its deferred revenue accordingly.

The Company also has an unused line of credit of €685,000 (or approximately $913,000) which is available until August 31, 2007; an amount of €585,000 (or approximately $780,000) is available until June 30, 2010.

11.    Cost-Sharing Arrangements

The Company has entered into several cost-sharing arrangements with various agencies of the United States government. Funds paid to the Company under these agreements are not reported as revenues but are used to directly offset the Company’s R&D and SG&A expenses, and to purchase capital equipment. The Company incurred costs offset by funding received under these agreements of $7,062,655 and $2,919,609, respectively for the year ended March 31, 2007, of $3,735,494 and $1,644,440, respectively for the year ended March 31, 2006 and of $5,570,849 and $2,044,101, respectively, for the year ended March 31, 2005. At March 31, 2007, total funding received to date under these agreements was $23,181,000.

12.    Employee Benefit Plans

The Company has implemented a deferred compensation plan (the Plan) under Section 401(k) of the Internal Revenue Code. Any contributions made by the Company to the Plan are discretionary. The Company instituted a stock match program in July 1998 under which the Company matched 25% of the first 4% of eligible contributions to the plan. Effective July 1, 2000 this contribution increased to 25% of the first 6% of eligible contributions. Effective July 1, 2001 this contribution increased to 35% of the first 6% of eligible contributions. The Company recorded expense of $342,849, $370,748 and $295,914 for the years ended March 31, 2007, 2006 and 2005, respectively, and corresponding charges to additional paid-in capital related to this program, except in the year ended March 31, 2005, when the 401(k) match shares were not issued until April 2005.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employees of Austrian companies are entitled to receive severance payments upon termination of their employment or on reaching normal retirement age. The entitlements depend on years of service and final compensation levels. As of March 31, 2007, the Company had accrued liabilities of $54,356 for this plan.

13.    Acquisitions

The acquisition consummated by the Company during the year ended March 31, 2007 has been accounted for under the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations” (SFAS No. 141). The Company allocated the purchase price to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition. The excess of the purchase price paid by the Company over the estimated fair value of net assets acquired has been recorded as goodwill.

Acquisition of Windtec Consulting GmbH.—On January 5, 2007, the Company acquired Windtec Consulting GmbH, a corporation incorporated according to the laws of Austria (“Windtec”). Windtec develops and sells electrical systems for wind turbine systems. Windtec also provides technology transfer for the manufacturing of wind turbines; documentation services; and training and support regarding assembly, installation, commissioning, and service. Prior to entering into the Stock Purchase Agreement, Windtec was a customer, since 2005, for the Company’s PowerModule PM1000 power converters that are utilized for the management and stabilization of electricity produced by wind turbine generators. Prior to the acquisition, the Company had recognized revenues of $2,584,330 for products sold to Windtec during the nine months ended December 31, 2006.

Pursuant to the Stock Purchase Agreement, the Company acquired all of the issued and outstanding shares of Windtec, for which the Company issued 1,300,000 shares of the Company’s common stock. Additionally, the Company may pay the former owner and current employee up to an additional 1,400,000 shares of common stock upon Windtec’s achievement of specified revenue objectives during the first four fiscal years following closing of the acquisition. This potential contingent consideration, if and when earned, will be recorded as additional goodwill based on the current fair value of the Company’s stock at the time of issuance since issuance is not dependent on continued employment. As a result of this transaction, Windtec is a wholly-owned subsidiary of the Company.

The total purchase price of approximately $13.6 million includes the fair value of shares of the Company’s common stock issued and transaction costs, as follows (in thousands):

Total
Issuance of American Superconductor Corporation common stock (1.3 million shares at $10.08)	$13,104
Transaction costs	458

Total purchase price	$13,562

The fair value of shares of the Company’s common stock issued was determined using a value of $10.08 per share, which represents the five-day average closing price of the common stock from the two trading days before through two trading days after the signing of the Stock Purchase Agreement and the public announcement of the acquisition. Transaction costs include accounting and legal fees and other external costs directly related to the acquisition.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contractual relationships/backlog of $3,300,000 was evaluated using discounted expected cash flows. The contracts with customers do not provide for any guarantees to source all future requirements from the Company. The amortization method being utilized is economic consumption estimated over a two year period with the expense being allocated to Selling, general and administrative (SG&A).

Customer relationships of $2,000,000 relates to customers currently under contract and was determined based upon discounted expected future cash flows to be received as a result of both attrition and renewal rate assumptions. The method of amortization being utilized is straight-line over 5 years with the expense being allocated to SG&A.

Trade names and trademarks of $1,200,000 were reviewed to determine fair value, using the assumptions that the Company would continue to utilize the Windtec trade name. The relief from royalty method was utilized using a 1% royalty rate on revenues with a 40% discount over 10 years. The straight-line method of amortization is being utilized over a period of 7 years with the expense being allocated to SG&A. This is consistent with the Company’s current corporate amortization of intellectual property and also takes into account the uncertainty that longer-term new products may not utilize the Windtec trade name.

Core technology for Windtec relates to the current WT1500 wind turbine system. The assigned value of $4,000,000 of core technology was calculated using the relief from the royalty method under the income approach. The method of amortization being utilized is straight-line over 5 years with the expense being allocated to Costs of revenue.

Goodwill represents the value associated with the acquired workforce and synergies related to the merger of the two companies. Goodwill resulting from the acquisition was assigned to the Company’s AMSC Power Systems segment. Deferred taxes were recorded for the differing book and tax bases of all Windtec assets and liabilities other than goodwill. Goodwill is not deductible for tax purposes.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed and related deferred income taxes in connection with the acquisition (in thousands):

Assets acquired:
Cash and cash equivalents	$71
Short-term marketable securities	8
Accounts receivable, net	2,728
Inventory	119
Prepaid expenses and other current assets	726
Deferred tax assets-current	523
Property and equipment	750
Identified intangible assets subject to amortization	10,500
Goodwill	3,979
Deferred tax assets-non-current	22

Total assets acquired	$19,426
Liabilities assumed:
Accounts payable	$2,610
Short-term borrowings	443
Deferred revenue	67
Other long-term liabilities	119
Deferred income taxes	2,625

Total liabilities assumed	$5,864

Net assets acquired	$13,562

The Company estimated the fair values of the intangible assets as follows (in thousands):

Intangible assets
Contractual relationships / backlog	$3,300
Customer relationships	2,000
Trade names and trademarks	1,200
Core technology and know-how	4,000

Total intangible assets	$10,500

Unaudited Pro Forma Operating Results—The following table presents the unaudited pro forma consolidated results of operations of the Company for the years ended March 31, 2007 and 2006, respectively, as if the acquisition of Windtec Consulting GmbH was completed as of April 1, 2006 and 2005, respectively, as shown below (in thousands).

	2007	2006
Revenues	$64,161	$63,648
Net loss	(35,314)	(33,230)
Basic and diluted loss per common share amounts:
Net loss	$(1.06)	$(1.02)

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pro forma amounts include the historical operating results of the Company and Windtec Consulting GmbH with appropriate adjustments that give effect to depreciation, amortization and accretion, interest expense, income taxes, and certain conforming accounting policies of the Company. The pro forma amounts are not necessarily indicative of the operating results that would have occurred if the acquisition and related transactions had been completed at the beginning of the applicable periods presented. In addition, the pro forma amounts are not necessarily indicative of operating results in future periods.

The results of Windtec’s operations are included in the Company’s consolidated results from the date of acquisition of January 5, 2007.

14.    Restructuring

On March 26, 2007, the Company’s Board of Directors approved a restructuring plan (the “Plan”) to reduce future operating costs and to transition its high temperature superconductor products to the manufacturing stage by consolidating the Company’s AMSC Wires, SuperMachines and Power Electronic Systems business segments into two operating segments: AMSC Superconductors and AMSC Power Systems. The Company consolidated its manufacturing operations by closing one of its two Westborough, Massachusetts facilities, moving its operations from that facility into its Devens, Massachusetts plant, and by reducing headcount by 37 employees.

The Company estimated aggregate restructuring charges associated with the Plan at $737,019. The restructuring charge was allocated to the AMSC Superconductors operating segment. Of this total, $523,567 of the restructuring charges was incurred during the quarter ended March 31, 2007 and consists of:

•	cash payments of $379,116 for severance obligations payable primarily during the quarter ended June 30, 2007;

•	a $93,389 accrual for the remaining lease payments on the vacated Westborough facility, with payments being made to the Company’s former landlord during the six-month period ending September 30, 2007.

•	$51,062 in expenses incurred for the relocation of employees, equipment and inventory to the Company’s Devens facility payable during the quarter ended June 30, 2007; and

The following table summarizes the activity during the year ended March 31, 2007 related to this restructuring:

	Severance and Benefits	Excess Facility	Other	Total
Restructuring charge	$379,116	$93,389	$51,062	$523,567
Cash payments	(8,722)	—	(51,062)	(59,784)

Balance at March 31, 2007	$370,394	$93,389	$—	$463,783

Additional cash payments of $213,452 for severance obligations will be expensed during the quarter ending June 30, 2007 and are expected to be paid out over the six-month period ending September 30, 2007, as a small number of the 37 affected employees remained with the Company through the end of May 2007 in order to complete ongoing projects. The restructuring actions under the Plan were substantially completed as of May 31, 2007.

15.    Impairment of Long-lived Assets

The Company recorded an impairment charge of $143,718 in connection with the March 26, 2007 restructuring action, related to the write-down of capital equipment to their estimated salvage value. As of March 31, 2007, the Company reclassified its previously impaired 1G wire manufacturing equipment from

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Property, Plant and Equipment” to “Assets held for sale”‘. During June 2007, the Company conducted an auction at its Devens facility in which it sold approximately 25% of the equipment classified as “Assets held for sale”. Efforts will continue throughout the year ending March 31, 2008 to sell the remaining equipment classified as “Assets held for sale”. The Company is currently not anticipating any further impairment charge relating to these assets.

In the quarter ended March 31, 2006, in accordance with SFAS 144, the Company recorded approximately $5.0 million of charges for the impairment of a group of long-lived assets associated with the AMSC Wires business segment, specifically the Devens 1G wire manufacturing equipment and certain 1G wire-related patents and licenses. The impairment charge was the result of a management decision made in March 2006 to complete the transition of the Company’s wire manufacturing operations from 1G to 2G. All 1G HTS wire manufacturing equipment that will not be utilized for 2G HTS wire manufacturing was written down to its estimated fair value as of March 31, 2006.

The following table summarizes the impairment charges during the year ended March 31, 2006:

Equipment	$3,302,072
Licenses	1,219,643
Patents (Other Assets)	438,136

Total Impairment	$4,959,851

16.    Business Segment Information

On March 26, 2007, in connection with the Board of Director’s approval of the restructuring plan, the Company began operating and reporting its financial results to the Chief Executive Officer in two reportable business segments; AMSC Superconductors and AMSC Power Systems. Accordingly, the Company has recast its prior-year business segment financial information to conform to the new segment presentation.

AMSC Superconductors focuses on the manufacturing of HTS wire and coils; the design and development of HTS products, such as power cables, fault current limiters and motors; and the management of large-scale HTS projects, such as HTS power cable system design, manufacturing and installation.

AMSC Power Systems supplies power electronic systems used in wind turbines; produces products to increase electrical grid capacity and reliability and to regulate wind farm voltage for the electrical grid; and licenses proprietary wind energy system designs to manufacturers of such systems and provides consulting services to the wind industry through its Windtec subsidiary.

A majority of the Company’s sales are to U.S.-based customers are originated and fulfilled from the U.S. However, sales to international customers are becoming an increasingly significant part of the Company’s revenue mix. Revenues from customers outside the United States were $24,483,316 (or 47% of total revenues), $12,054,833 (24%) and $6,514,180 (11%) in the years ended March 31, 2007, 2006 and 2005, respectively.

For the year ended March 31, 2007, AMSC Superconductors had one customer that represented 24% of total revenue. For the year ended March 31, 2006, AMSC Superconductors had two customers that represented approximately 41% and 19% of total revenue. For the year ended March 31, 2005, AMSC Superconductors had two customers that represented approximately 53% and 10% of total revenue. For the years ended March 31, 2007, 2006 and 2005, AMSC Power Systems had one customer that represented 10%, 12% and 21% or total revenue, respectively.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The operating results for the two business segments are as follows:

	For the years ended March 31,
Revenues	2007	2006	2005
AMSC Superconductors	$21,332,520	$35,870,797	$42,619,209
AMSC Power Systems	30,850,410	15,001,651	15,663,629

Total	$52,182,930	$50,872,448	$58,282,838

	For the years ended March 31,
Operating profit (loss)	2007	2006	2005
AMSC Superconductors	$(31,418,713)	$(27,548,551)	$(15,114,819)
AMSC Power Systems	401,747	(3,640,529)	108,261
Unallocated corporate expenses	(5,514,739)	(2,297,476)	(5,342,304)

Total	$(36,531,705)	$(33,486,556)	$(20,348,862)

Total assets for the two business segments are as follows:

	As of March 31,
	2007	2006
AMSC Superconductors	$64,198,357	$59,388,971
AMSC Power Systems	32,911,455	8,412,886
Cash and marketable securities	35,323,584	65,668,605

Total	$132,433,396	$133,470,462

The long-lived tangible assets by geographic area are as follows:

	As of March 31,
	2007	2006
United States	$51,253,539	$44,777,065
Europe	841,935	2,502
Asia	3,280	—

Total	$52,098,754	$44,779,567

Other significant segment information is as follows:

	For the years ended March 31,
Depreciation and amortization	2007	2006	2005
AMSC Superconductors	$3,648,623	$6,928,409	$7,086,246
AMSC Power Systems	1,100,963	546,965	698,529

Total	$4,749,586	$7,475,374	$7,784,775

	For the years ended March 31,
Capital expenditures	2007	2006
AMSC Superconductors	$9,644,473	$2,897,161
AMSC Power Systems	401,185	96,536

Total	$10,045,658	$2,993,697

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies of the business segments are the same as those described in Note 2, except that certain corporate expenses which the Company does not believe are specifically attributed or allocable to any of the three business segments have been excluded from the segment operating income (loss). Corporate unallocated expenses include stock-based compensation expense of $3,680,493, $427,848 and $421,939 for the years ended March 31, 2007, 2006 and 2005, respectively. Corporate unallocated expenses also include the rent and occupancy costs associated with the unoccupied portion of the Company’s Westborough, MA corporate headquarters. In the year ended March 31, 2005, these corporate unallocated expenses also included $520,374 of legal expenses relating to the TM Capital lawsuit and $2,653,340 relating to the litigation settlement with TM Capital, a past financial advisor to the Company.

17.    Quarterly Financial Data (Unaudited)

	For the year ended March 31, 2007:
Three Months Ended	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007
Revenues	$14,046,000	$9,600,000	$9,452,000	$19,085,000
Operating loss	$(7,438,000)	$(7,477,000)	$(10,211,000)	$(11,406,000)
Net loss	$(6,724,000)	$(6,976,000)	$(9,546,000)	$(11,429,000)
Net loss per common share—Basic and Diluted	$(0.20)	$(0.21)	$(0.29)	$(0.33)

	For the year ended March 31, 2006:
Three Months Ended	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006
Revenues	$12,202,000	$10,881,000	$13,496,000	$14,293,000
Operating loss	$(6,350,000)	$(7,196,000)	$(8,278,000)	$(11,663,000)
Net loss	$(5,638,000)	$(6,759,000)	$(7,452,000)	$(11,027,000)
Net loss per common share—Basic and Diluted	$(0.17)	$(0.21)	$(0.23)	$(0.34)

18.    New Accounting Pronouncements

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

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post retirement Plans, an amendment of SFAS Nos. 87, 88, 106, and 132(R),” (“SFAS No. 158”). This statement requires an employer to recognize in its balance sheet the over-funded or under-funded status of a defined benefit post retirement plan measured as the difference between the fair value of plan assets and the present value of the benefit obligation. The recognition of the net liability or asset will require an offsetting adjustment to accumulated other comprehensive income in shareholders’ equity. SFAS No. 158 does not change how postretirement benefits are accounted for and reported in the income statement. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not offer pension or other post retirement plans to its employees and therefore the Company does not expect the adoption of SFAS No. 158 to have a material effect on its financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” expressing the Staff’s views regarding the process of quantifying financial statement misstatements. There have been two widely-recognized methods for quantifying the effects of financial statement errors: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of the error on each financial statement and the related financial statement disclosure. This model is commonly referred to as a “dual approach” because it essentially requires quantification of errors under both the iron-curtain and the roll-over methods. The provisions of SAB 108 should be applied to annual financial statements covering the first fiscal year ending after November 15, 2006. SAB108 did not have an impact on the Company’s financial statements.

19.    Subsequent Events

On April 27, 2007, the Company completed the acquisition of Power Quality Systems, Inc. (PQS) in an all-stock transaction valued at approximately $4.0 million based on its closing stock price on April 27, 2007. Located in Pennsylvania, PQS offers reactive compensation products known as Static VAR Compensators, or “SVCs”, based on its proprietary thyristor switch technology. These products enhance the reliability of power transmission and distribution grids and improve the quality of power for manufacturing operations. PQS is being integrated into the AMSC Power Systems business unit. The 295,329 shares of stock issued as purchase price are subject to a lockup agreement whereby the former owners of PQS may sell only a certain number of shares per year through April 2009. The transaction also includes an earn-out opportunity with the potential for up to an additional 475,000 shares of the Company’s common stock to be issued to PQS’s former owners based on the achievement of certain order growth targets for existing PQS products for the years ending March 31, 2008 and 2009.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

American Superconductor Corporation

Schedule II—Valuation and Qualifying Accounts

Description	Balance, Beginning of Year	Additions Charged to Costs and Expenses	Deductions		Balance, End of Year
			Actual Write-Off	Less Recoveries
Allowance for doubtful notes and accounts receivable:
Year ended March 31, 2007	$—	$4,695	$—	$—	$4,695
Year ended March 31, 2006	47,323	2,328	10,986	38,665	—
Year ended March 31, 2005	41,349	47,323	41,349	—	47,323

	Balance, Beginning of Year	Additions	Deletions	Adjustments	Balance, End of Year
Deferred Tax Asset Valuation Allowance:
Year ended March 31, 2007	$146,616,000	$16,087,000	$—	$—	$162,703,000
Year ended March 31, 2006	140,315,000	6,301,000	—	—	146,616,000
Year ended March 31, 2005	132,115,000	8,200,000	—	—	140,315,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SUPERCONDUCTOR CORPORATION

By:	/S/ GREGORY J. YUREK
Gregory J. Yurek
Chairman of the Board and Chief Executive Officer

Date:	June 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ GREGORY J. YUREK Gregory J. Yurek	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	June 14, 2007

/S/ THOMAS M. ROSA Thomas M. Rosa	Vice President and Chief Financial Officer (Principal Financial Officer)	June 14, 2007

/S/ ALBERT J. BACIOCCO, JR. Albert J. Baciocco, Jr.	Director	June 14, 2007

/S/ VIKRAM S. BUDHRAJA Vikram S. Budhraja	Director	June 14, 2007

/S/ PETER O. CRISP Peter O. Crisp	Director	June 14, 2007

/S/ RICHARD DROUIN Richard Drouin	Director	June 14, 2007

/S/ DAVID R. OLIVER, JR. David R. Oliver, Jr.	Director	June 14, 2007

/S/ ANDREW G.C. SAGE, II Andrew G.C. Sage, II	Director	June 14, 2007

/S/ JOHN B. VANDER SANDE John B. Vander Sande	Director	June 14, 2007

/S/ JOHN W. WOOD, JR. John W. Wood, Jr.	Director	June 14, 2007

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated By-laws of the Registrant (2)

*10.1	Employment Agreement dated as of December 4, 1991 between the Registrant and Gregory J. Yurek (3)

*10.2	Employment Agreement dated as of December 4, 1991 between the Registrant and Alexis P. Malozemoff (3)

10.3	Form of Employee Nondisclosure and Developments Agreement (3)

*10.4	Employee Nondisclosure and Developments Agreement dated as of December 26, 1990 between the Registrant and Alexis P. Malozemoff (3)

*10.5	Noncompetition Agreement dated as of July 10, 1987 between the Registrant and John Vander Sande (3)

†10.6	License Agreement between the Registrant and MIT dated as of July 6, 1987 (3)

†10.7	License Agreement between the Registrant and MIT dated as of January 31, 1989 (3)

†10.8	License Agreement dated as of August 1, 1991 (3)

†10.9	License Agreement dated as of September 1, 1991 (3)

†10.10	Second Amendment dated as of January 27, 1992 between the Registrant and MIT amending the License Agreement dated as of July 6, 1987 between the Registrant and MIT (6)

†10.11	Technology Development and Patent Licensing Agreement dated October 7, 1992 among the Registrant and Electricity Corporation of New Zealand Limited and Industrial Research Limited (7)

*10.12	Employment Agreement dated as of December 31, 1992 between American Superconductor Europe GmbH and Dr. Gero Papst (7)

10.13	Lease dated March 9, 1993 between CGLIC on Behalf of its Separate Account R, as Landlord, and the Registrant (7)

10.14	First Amendment to Lease between CGLIC, on Behalf of its Separate Account R, as Landlord, and the Registrant, as Tenant dated October 27, 1993 (8)

*10.15	1993 Stock Option Plan (7)

10.16	Agreement dated January 1, 1994 between Pirelli Cavi S.p.A. and the Registrant (9)

†10.17	Agreement between Pirelli Cavi S.p.A. and the Registrant, dated October 1, 1995 (10)

10.18	Technology Development and Patent Licensing Agreement, First Amendment dated August 7, 1993 among the Registrant and Electricity Corporation of New Zealand and Industrial Research Limited (8)

10.19	Subcontract Agreement effective as of September 30, 1993 by and between the Registrant and Reliance Electric Company (11)

†10.20	Fourth Amendment dated May 15, 1995 to the Exclusive License Agreement between the Registrant and MIT dated July 6, 1987 (12)

*10.21	Amended and Restated 1996 Stock Incentive Plan (13)

†10.22	Management Agreement between Electric Power Research Institute, Inc. and the Registrant, effective January 1, 1996 (10)

Exhibit No.	Description
†10.23	Technology License Agreement between Electric Power Research Institute, Inc. and the Registrant, effective January 1, 1996 (10)

†10.24	Warrant granted to Electric Power Research Institute, Inc. by the Registrant, dated March 26, 1996 (10)

10.25	Strategic Alliance Agreement by and among the Registrant and CHARTH (Compagnie Holding D’Applications Et De Realisations Thermiques Et Hydrauliques), dated as of April 1, 1997 (14)

†10.26	Patent License Agreement between Lucent Technologies Inc. and the Registrant, dated as of March 31, 1998 (15)

†10.27	Agreement dated April 1, 1997 by and between Electricite de France and the Registrant (15)

†10.28	Agreement effective April 1, 1997 by and between ABB Transmission & Distribution Technology Ltd. and the Registrant (15)

†10.29	1999 Program Addendum between Pirelli Cavi e Sistemi Energia S.p.A and the Registrant dated as of October 1, 1999 (16)

†10.30	Cable Wire Agreement between Pirelli Cavi e Sistemi Energia S.p.A. and the Registrant, dated as of December 31, 2001 (17)

10.31	Third Amendment to Lease for 2 Technology Drive, Westboro, MA between Gateway Sherwood, Inc. (successor in interest to CGLIC, on behalf of its Separate Account R, as Landlord), and the Registrant, dated as of August 24, 2001 (17)

*10.32	Second Amended and Restated 1997 Director Stock Option Plan (18)

†10.33	License Agreement, dated as of June 10, 2003, between the Registrant and Sumitomo Electric Industries, Ltd. (19)

†10.34	Agreement, dated as of February 28, 2003, between the Registrant and the U.S. Office of Naval Research (19)

†10.35	Fifth Amendment, dated as of April 18, 2003 between the Registrant and the Massachusetts Institute of Technology (MIT) amending the License Agreement dated as of July 6, 1987 between the Registrant and MIT (19)

*10.36	Severance Agreement dated as of October 14, 2004 between the Registrant and Gregory J. Yurek (20)

*10.37	Severance Agreement dated as of October 14, 2004 between the Registrant and Alexis P. Malozemoff (20)

*10.38	Form of incentive stock option agreement under 2004 Stock Incentive Plan (21)

*10.39	Form of non-statutory stock option agreement under 2004 Stock Incentive Plan (21)

*10.40	Form of stock option agreement under Second Amended and Restated 1997 Director Stock Option Plan, as amended (21)

*10.41	Form of restricted stock agreement under 2004 Stock Incentive Plan (22)

10.42	Settlement Agreement by and between the Registrant and TM Capital Corp., dated April 4, 2005 (23)

10.43	Registration Rights Agreement by and between the Registrant and TM Capital Corp., dated April 4, 2005 (23)

10.44	Stock Purchase Warrant issued by the Registrant to TM Capital Corp., dated April 4, 2005 (23)

*10.45	Executive Incentive Plan for the year ended March 31, 2007 (24)

Exhibit No.	Description
*10.46	Severance Agreement dated as of May 4, 2006 between the Registrant and Thomas M. Rosa (25)

*10.47	Severance Agreement dated as of May 4, 2006 between the Registrant and Angelo Santamaria (25)

*10.48	Severance Agreement dated as of May 4, 2006 between the Registrant and Terry Winter (25)

*10.49	Severance Agreement dated as of May 4, 2006 between the Registrant and Charles M. Stankiewicz (25)

10.50	Stock Purchase Agreement, dated November 28, 2006, between the Registrant and Gerald Hehenberger Privatstiftung (26)

*10.51	2004 Stock Incentive Plan

21.1	Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer—Certification pursuant to Rule13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, filed with the commission on January 24, 2000 (File No. 333-95261).
(2)	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2000 (Commission File No. 000-19672).
(3)	Incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-1, filed with the Commission on December 13, 1991 (File No. 333-43647).
(4)	Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on November 2, 1998 (Commission File No. 000-19672).
(5)	Incorporated by reference to Exhibit 2 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on March 12, 1999 (Commission File No. 000-19672).
(6)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K filed with the Commission on June 29, 1992 (Commission File No. 000-19672).
(7)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K filed with the Commission on June 29, 1993 (Commission File No. 000-19672).
(8)	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 26, 1994 (Commission File No. 000-19672).
(9)	Incorporated by reference to Exhibits to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the Commission on March 28, 1994 (Commission File No. 000-19672).
(10)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K/A filed with the Commission on March 10, 1997 (Commission File No. 000-19672).
(11)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K filed with the Commission on June 29, 1994 (Commission File No. 000-19672).
(12)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K filed with the Commission on June 29, 1995 (Commission File No. 000-19672).

(13)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K filed with the Commission on June 27, 2001 (Commission File No. 000-19672).
(14)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K filed with the Commission on June 30, 1997 (Commission File No. 000-19672).
(15)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K filed with the Commission on June 26, 1998 (Commission File No. 000-19672).
(16)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on January 24, 2000 (Commission File No. 000-19672).
(17)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K filed with the Commission on June 25, 2002 (Commission File No. 000-19672).
(18)	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 8-K filed with the Commission on August 2, 2006 (Commission File No. 000-19672).
(19)	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2003 (Commission File No. 000-19672).
(20)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on October 15, 2004 (Commission File No. 000-19672).
(21)	Incorporated by reference to Exhibits to the Registran’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2004 (Commission File No. 000-19672).
(22)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K filed with the Commission on June 14, 2006 (Commission File No. 000-19672).
(23)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on April 5, 2005 (Commission File No. 000-19672).
(24)	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2006 (Commission File No. 000-19672).
(25)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on May 5, 2006.
(26)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on November 29, 2006.
†	Confidential treatment previously requested and granted with respect to certain portions, which portions were omitted and filed separately with the Commission.
*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.