Form 10-Q
period 2007-06-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2007-08-09
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	40,786,559
Class	Outstanding as of August 6, 2007

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	March 31, 2007
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$15,142	$15,925
Marketable securities	15,343	19,399
Accounts receivable, net	21,149	18,053
Inventory	6,629	6,853
Prepaid expenses and other current assets	2,552	1,505
Deferred tax assets	311	514

Total current assets	61,126	62,249

Property, plant and equipment, net	50,537	49,928
Assets held for sale	1,563	2,171
Goodwill	7,935	5,126
Other intangibles, net	14,166	12,849
Other assets	93	110

Total assets	$135,420	$132,433

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$20,824	$23,532
Deferred revenue and customer deposits	7,681	3,775

Total current liabilities	28,505	27,307

Non-current liabilities:
Deferred revenue and customer deposits	814	867
Deferred tax liabilities	2,422	2,518
Other non-current liabilities	94	120

Total liabilities	31,835	30,812

Commitments and contingencies

Stockholders' equity:
Common stock	359	350
Additional paid-in capital	497,666	486,194
Deferred contract costs - warrant	(12)	(13)
Accumulated other comprehensive income	280	145
Accumulated deficit	(394,708)	(385,055)

Total stockholders' equity	103,585	101,621

Total liabilities and stockholders' equity	$135,420	$132,433

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,
	2007	2006
	(In thousands, except per share data)
Revenues	$19,769	$14,046

Costs and expenses:
Costs of revenue	16,187	13,925
Research and development	4,214	4,063
Selling, general and administrative	6,118	3,496
Amortization of acquisition related intangibles	1,162	—
Restructuring and impairments	818	—

Total costs and expenses	28,499	21,484

Operating loss	(8,730)	(7,438)

Interest income	346	678
Other income (expense), net	(1,014)	37

Loss before income tax provision	(9,398)	(6,723)
Income tax expense	255	—

Net loss	$(9,653)	$(6,723)

Net loss per common share
Basic and Diluted	$(0.27)	$(0.20)

Weighted average number of common shares outstanding
Basic and Diluted	35,268	32,805

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the three months ended June 30,
	2007	2006
	(In thousands)
Net loss	$(9,653)	$(6,723)

Other comprehensive income
Foreign currency translation	126	(1)
Unrealized gains on investments	9	44

Other comprehensive income	135	43

Comprehensive loss	$(9,518)	$(6,680)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended June 30,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net loss	$(9,653)	$(6,723)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	2,310	1,068
Stock-based compensation expense	1,077	780
Stock-based compensation expense - non-employee	83	33
Impairment charges on long-lived assets	607	—
Inventory write-down charges	933	—
Re-valuation of warrant	986	(35)
Change in deferred income taxes	85	—
Other non-cash items	8	20
Changes in operating asset and liability accounts, excluding the effect of acquisition:
Accounts receivable	(2,694)	(6,973)
Inventory	(179)	1,190
Prepaid expenses and other current assets	(352)	(69)
Accounts payable and accrued expenses	(4,722)	1,207
Deferred revenue	3,247	1,661

Net cash used in operating activities	(8,264)	(7,841)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,479)	(2,781)
Proceeds from the sale of property, plant and equipment	—	47
Purchase of marketable securities	(11,977)	(17,866)
Proceeds from the maturity of marketable securities	16,042	6,089
Increase in restricted cash	(674)	—
Acquisition costs, net of cash acquired in acquisition of Power Quality Systems, Inc.	(102)	—
Purchase of intangible assets	(329)	(239)
Decrease in other assets	17	3

Net cash provided by (used in) investing activities	1,498	(14,747)

Cash flows from financing activities:
Proceeds from issuances of common stock, net	5,971	491

Net cash provided by financing activities	5,971	491

Effect of exchange rate changes on cash and cash equivalents	12	—

Net decrease in cash and cash equivalents	(783)	(22,097)
Cash and cash equivalents at beginning of period	15,925	35,171

Cash and cash equivalents at end of period	$15,142	$13,074

Supplemental schedule of cash flow information:
Issuance of common stock in connection with the purchase of Power Quality Systems, Inc.	$4,349	—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

1. Description of the Business and Basis of Presentation

American Superconductor Corporation (the Company or AMSC) was founded on April 9, 1987. The Company is an energy technologies company, offering an array of solutions based on two proprietary technologies: programmable power electronic converters and high temperature superconductor (HTS) wires. The Company’s products, services and system-level solutions enable cleaner, more efficient and more reliable generation, delivery and use of electric power. The programmability and scalability of the Company’s power electronic converters differentiate them from most competitive offerings. The two primary markets the Company serves are the wind energy market and the power transmission and distribution – or “power grid” – market. The Company operates in two business segments— AMSC Power Systems and AMSC Superconductors.

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the Securities and Exchange Commission’s (SEC) instructions to Form 10-Q. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those instructions. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended June 30, 2007 and 2006 and the financial position at June 30, 2007. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. The Company suggests that these interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements for the fiscal year ended March 31, 2007 which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on June 14, 2007.

2. Stock-Based Compensation

The Company accounts for its stock-based compensation under the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments.” The following table summarizes stock-based compensation expense under SFAS 123(R) by financial statement line for the three months ended June 30, 2007 and June 30, 2006, respectively (in thousands):

	Three months ended June 30,
	2007	2006
Costs of revenue	$97	$72
Research and development	254	226
Selling, general and administrative	726	482

Total stock-based compensation expense	$1,077	$780

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The total unrecognized compensation cost for unvested stock-based compensation awards outstanding, net of forfeitures, was $8.0 million at June 30, 2007. This expense will be recognized over a weighted average expense period of 1.7 years.

The assumptions used in the Black-Scholes valuation model for stock options granted during the three months ended June 30, 2007 and 2006 are as follows:

	Three months ended June 30,
	2007	2006
Expected volatility	57.4%	53.3%
Risk-free interest rate	4.9%	5.1%
Expected life (years)	5.3	5.8
Dividend yield	None	None

The expected volatility rate was estimated based on an equal weighting of the historical volatility of the Company’s common stock and the implied volatility of the Company’s traded options. The expected term was estimated based on an analysis of the Company’s historical experience of exercise, cancellation, and expiration patterns. The risk-free interest rate is based on five-year U.S. Treasury rates. The Company has applied an annual forfeiture rate of 13.79% as of June 30, 2007. This analysis is re-evaluated periodically and the forfeiture rate is adjusted as necessary.

On August 3, 2007, the Company’s stockholders approved two new stock plans; the 2007 Stock Incentive Plan (3,000,000 shares) and the 2007 Director Stock Plan (300,000 shares).

3. Computation of Net Loss per Common Share

Basic earnings per share (EPS) is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing the net earnings (loss) available to common stockholders by the weighted average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock and the exercise of stock options and warrants. For the three months ended June 30, 2007 and 2006, common equivalent shares of 4.6 million were not included in the calculation of diluted EPS as they were considered anti-dilutive.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table reconciles the numerators and denominators of the earnings per share calculation for the three months ended June 30, 2007 and 2006 (in thousands, except per share data):

	Three months ended June 30,
	2007	2006
Numerator:
Net loss	$(9,653)	$(6,723)
Denominator:
Weighted-average shares of common stock outstanding	35,593	32,968
Weighted-average shares subject to repurchase	(325)	(163)

Shares used in per-share calculation—basic and diluted	35,268	32,805

Net loss per common share—basic and diluted:	$(0.27)	$(0.20)

4. Inventory

The components of inventory are as follows (in thousands):

	June 30, 2007	March 31, 2007
Raw materials	$1,172	$759
Work-in-progress	3,446	2,694
Finished goods	2,006	2,227
Deferred program costs	5	1,173

Net inventory	$6,629	$6,853

Deferred program costs of $1.2 million as of March 31, 2007 primarily represent $1.1 million of costs incurred in excess of funding on a Department of Energy (DOE) sponsored program to install an HTS power cable in the transmission grid of the Long Island Power Authority (LIPA). These program costs were inventoried because future funding sufficient to recover these deferred costs was deemed probable. In May 2007, DOE awarded the Company a contract modification of $4.0 million to cover additional subcontractor costs on the LIPA project which increased the contract ceiling to $27.5 million and the deferred program costs were expensed.

During the quarter ended June 30, 2007, the Company wrote off $0.9 million of finished goods related to the SuperVAR synchronous condenser the Company had planned to ship to a customer during the year. This write-off was due to management’s decision to cease investing in this technology and the customer’s agreement to terminate the contract. The write-off was included in Costs of revenue for the AMSC Superconductors business unit.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Finished goods inventory includes the cost of products shipped to customers on contracts for which revenue is deferred until final customer acceptance.

5. Income Taxes

The Company recorded income tax expense of $0.3 million for the three months ended June 30, 2007 primarily related to foreign taxes. The Company has provided a valuation allowance against all current or deferred income tax assets because of the net operating losses incurred by the Company since its inception.

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each fiscal year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. The Company has provided a valuation allowance against its U.S. current and deferred income tax assets because of the net operating losses incurred by the Company since its inception.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48) on April 1, 2007. FIN 48 prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company performed a comprehensive review of its tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company does not believe that it has included any “uncertain tax positions” in its federal tax return or any of the state or foreign income tax returns it is currently filing or has filed. At the adoption date of April 1, 2007 and June 30, 2007, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of the adoption date of April 1, 2007 and June 30, 2007, the Company had no accrued interest related to uncertain tax positions. The Company files federal, state and foreign income tax returns. Major tax jurisdictions include the U.S. and Austria. All years from 1991 to the current year remain open and subject to examination in the United States and all years from 2002 to the current year remain open and subject to examination in Austria.

6. Commitments and Contingencies

In April 2005, the Company issued to TM Capital a common stock purchase warrant for 0.2 million shares of the Company's common stock, exercisable for a five-year term, with an

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

exercise price of $9.50 per share (the "Warrant"). The accrued warrant cost will continue to be classified as a current liability in accordance with Emerging Issues Task Force (EITF) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”, until such time as the Warrant is exercised or forfeited, and will be marked-to-market based primarily on the current price and expected volatility of the Company’s common stock as of the end of each reporting period. The Warrant was re-valued at $2.4 million as of June 30, 2007, resulting in a loss of $1.0 million for the three months ended June 30, 2007 (reported in Other income (expense) in the Condensed Consolidated Statements of Operations), compared to the March 31, 2007 warrant valuation of $1.4 million. The following Black-Scholes assumptions were used:

	June 30, 2007	March 31, 2007
Expected volatility	49.2%	49.9%
Risk-free interest rate	4.5%	4.8%
Expected life (years)	2.8	3.0

In September 2001, the Company entered into a standby letter of credit arrangement with a financial institution to provide a guarantee for rent of $1.0 million for the Two Technology Drive facility in Westborough, Massachusetts. The letter of credit amount was reduced to $0.8 million at June 1, 2005 and was reduced to $0.5 million at June 1, 2007. This letter of credit will expire on July 31, 2009.

As of March 31, 2007, the Company had an outstanding performance bond in the form of a bank guarantee for €0.1 million (approximately $0.1 million) issued on behalf of the Company’s Windtec subsidiary in connection with a contract to provide power electronics for a Chinese customer. This performance bond expired on June 30, 2007. A new performance bond was issued for €0.9 million (approximately $1.1 million) on April 25, 2007. The performance bond expires in December 2007. In the event that the payment is made in accordance with the requirements of the performance bond, the Company would record a charge to Costs of revenue. To secure the performance bond, the Company has €0.5 million (approximately $0.7 million) in restricted cash classified as prepaid expenses and other current assets.

The Company also has an unused line of credit of €0.7 million (or approximately $0.9 million) which is available until August 31, 2007, after which the amount available decreases to €0.6 million (or approximately $0.8 million) and is available until June 30, 2010.

Product Warranty

The Company generally provides a one-year warranty on its power electronic converters, commencing upon installation. A provision is recorded upon revenue recognition to Costs of revenue for estimated warranty expense based on historical experience.

Product warranty activity was as follows (in thousands):

	Three months ended June 30,
	2007	2006
Balance at beginning of period	$1,582	$563
Accruals for warranties	523	169
Settlements and adjustments relating to pre-existing warranties	(523)	(150)

Balance at end of period	$1,582	$582

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Cost-Sharing Arrangements

The Company has entered into several cost-sharing arrangements with various agencies of the United States government. Funds paid to the Company under these agreements are not reported as revenues but are used to directly offset the Company’s R&D and SG&A expenses, and to purchase capital equipment. The Company incurred costs offset by funding received under these agreements of $1.4 million and $0.6 million, respectively, for the three months ended June 30, 2007, and $1.7 million and $0.7 million, respectively, for the three months ended June 30, 2006. At June 30, 2007, total funding received to date under these agreements was $23.8 million.

8. Acquisitions

Acquisition of Power Quality Systems, Inc.

On April 27, 2007, the Company acquired Power Quality Systems, Inc. (PQS) for $4.5 million as described below. Located in Pennsylvania, PQS offers reactive compensation products known as Static VAR Compensators, or “SVCs,” based on its proprietary thyristor switch technology. These products enhance the reliability of power transmission and distribution grids and improve the quality of power for manufacturing operations. PQS is being integrated into the AMSC Power Systems business unit. The acquisition has been accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations,” (SFAS No. 141). The Company allocated the purchase price to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition. The excess of the purchase price of $2.8 million paid by the Company over the estimated fair value of net assets acquired has been recorded as goodwill. Goodwill represents the value associated with the acquired workforce and synergies related to the merger of the two companies. The Company estimated the fair value of the intangible assets at $2.3 million, which consists of contractual relationships and backlog of $0.1 million, customer relationships of $0.6 million and core-technology and know-how of $1.6 million.

Pursuant to the Merger Agreement, the Company acquired all of the issued and outstanding shares of PQS, for which the Company issued 295,329 shares of the Company’s common stock. The Company valued the acquisition at $4.3 million (excluding acquisition costs) using a value of $14.73 per share, which represents the five-day average closing price of the common stock from the two trading days before through two trading days after the signing of the Merger

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Agreement and the public announcement of the acquisition. The shares are subject to a lockup agreement whereby the former owners of PQS may sell only a certain number of shares per year through April 2009. While the former owners of PQS have not been employed by the Company subsequent to the acquisition, all key PQS engineering personnel remain employed by the Company. The all-stock transaction also includes an earn-out opportunity with the potential for up to an additional 0.5 million shares of Company common stock to be issued to PQS’s former owners based on the achievement of certain order growth targets for existing PQS products for the fiscal years ending March 2008 and 2009. This potential contingent consideration, if and when earned, will be recorded as additional goodwill based on the current fair value of the Company’s common stock at the time of issuance. As a result of this transaction, PQS is a wholly-owned subsidiary of the Company.

The results of PQS’s operations are included in the Company’s consolidated results from the date of acquisition of April 27, 2007. Assuming the acquisition of PQS had occurred on April 1, 2007 and 2006, the impact on the consolidated results of the Company would not have been significant.

Unaudited Pro Forma Operating Results for the Acquisition of Windtec Consulting GmbH

On January 5, 2007, the Company acquired Windtec Consulting GmbH, a corporation incorporated according to the laws of Austria (“Windtec”). The following table presents the unaudited pro forma consolidated results of operations of the Company for the three months ended June 30 2006, as if the acquisition of Windtec Consulting GmbH was completed as of April 1, 2006 (in thousands).

Revenues	$15,931
Net loss	(7,477)
Basic and diluted loss per common share amounts:
Net loss	$(0.22)

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

9. Restructuring and Impairments

Restructuring

On March 26, 2007, the Company’s Board of Directors approved a restructuring plan (the “Plan”) to reduce future operating costs and to transition its high temperature superconductor

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company’s aggregate restructuring charges associated with the Plan were $0.7 million. The restructuring charge was allocated to the AMSC Superconductors operating segment. Of this total, $0.5 million of the restructuring charges were incurred during the quarter ended March 31, 2007 and $0.2 million were incurred during the quarter ended June 30, 2007.

The following table summarizes the activity during the three months ended June 30, 2007 related to this restructuring (in thousands):

	Severance and Benefits	Excess Facility	Total
Balance at March 31, 2007	$370	$93	$463
Restructuring charge	211	—	211
Cash payments	(467)	(46)	(513)

Balance at June 30, 2007	$114	$47	$161

Impairments

As of March 31, 2007, the Company reclassified its previously impaired first generation wire manufacturing equipment from “Property, Plant and Equipment” to “Assets held for sale”. The estimated salvage value of these assets was $2.2 million as of March 31, 2007. A public auction for the sale of these assets was held in June 2007 and the Company is currently negotiating private sales to interested parties for the remaining equipment. Based on the recent results of the auction and our work to sell through private sales, we have determined that an additional impairment charge of $0.6 million was required during the quarter ended June 30, 2007 to write down the value to its net realizable value.

10. Business Segment Information

On March 26, 2007, in connection with the Board of Director’s approval of the restructuring plan, the Company began operating and reporting its financial results in two reportable business segments; AMSC Superconductors and AMSC Power Systems. Accordingly, the Company has recast its prior-year business segment financial information to conform to the new segment presentation.

AMSC Power Systems supplies power electronic systems used in wind turbines; produces products to increase electrical grid capacity and reliability and to regulate wind farm

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The operating results for the two business segments are as follows (in thousands):

	Three months ended June 30,
	2007	2006
Revenues
AMSC Power Systems	$14,369	$3,548
AMSC Superconductors	5,400	10,498

Total	$19,769	$14,046

	Three months ended June 30,
	2007	2006
Operating loss
AMSC Power Systems	$(616)	$(711)
AMSC Superconductors	(6,450)	(5,520)
Unallocated corporate expenses	(1,664)	(1,207)

Total	$(8,730)	$(7,438)

Total assets for the two business segments are as follows (in thousands):

	June 30, 2007	March 31, 2007
AMSC Power Systems	$45,375	$32,911
AMSC Superconductors	59,560	64,198
Cash and marketable securities	30,485	35,324

Total	$135,420	$132,433

The accounting policies of the business segments are the same as those for the consolidated Company, except that certain corporate expenses which the Company does not believe are specifically attributed or allocable to any of the two business segments have been excluded from the segment operating loss. Corporate unallocated expenses include stock-based compensation expense of $1.1 million and $0.8 million for the three months ended June 30, 2007 and 2006, respectively. Corporate unallocated expenses also include the rent and occupancy costs associated with the unoccupied portion of the Company’s Westborough, Massachusetts corporate headquarters.

11. New Accounting Pronouncements

In February 2007, the FASB Issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115.” This

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

standard permits entities to choose to measure many financial instruments and certain other items at fair value and provides the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This standard is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the provisions of SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier adoption permitted. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with limited exceptions. The Company is currently evaluating the provisions of SFAS No. 157.

12. Subsequent Events

On July 25, 2007, the Company completed a public offering of 4.7 million shares of its common stock at $21.25 per share. Net proceeds from the offering (after deducting underwriting discounts and commissions, but before deducting offering expenses) were $94.3 million.

AMERICAN SUPERCONDUCTOR CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

American Superconductor Corporation was founded in 1987. We are a leading energy technologies company, offering an array of solutions based on two proprietary technologies: programmable power electronic converters and high temperature superconductor (HTS) wires. Our products, services and system-level solutions enable cleaner, more efficient and more reliable generation, delivery and use of electric power. The programmability and scalability of our power electronic converters differentiate them from most competitive offerings. Our HTS wires carry 150 times the electrical current of comparably sized copper wire. The two primary markets we serve are the wind energy market and the power transmission and distribution – or “power grid” – market.

Our HTS wire addresses constraints on the power grid by increasing the electric current carrying capacity of the transmission cables comprising these power grids and by providing current limiting functionality in cables and standalone devices. In addition, our HTS wire, when incorporated into primary electrical equipment such as motors and generators, can provide increased manufacturing and operating savings due to a significant reduction in the size and weight of this equipment. Also, our power electronic converters increase the quantity, quality and reliability of electric power that is transmitted by electric utilities or consumed by large industrial entities.

Our products are in varying stages of commercialization. Our power electronic converters have been sold commercially, as part of integrated systems, to utilities, manufacturers and wind farm developers, owners and operators since 1999. We began production of our first generation, or “1G” HTS wire in 2003, although its principal applications (power cables, fault current limiters, rotating machines and specialty magnets) are currently in the prototype stage. Some of these prototypes are funded by U.S. government contracts, primarily with the Department of Defense (DOD) and Department of Energy (DOE).

In April 2003, we were selected by the DOE as the prime contractor to install a half-mile long, 600 MW, 138 kilo-Volt (kV) HTS cable system in the power grid of Long Island Power Authority (LIPA). The site for the LIPA 138kV HTS cable system in Hauppauge, New York has now been fully prepared, the cryogenics system has been completed and is operating, the cables have been manufactured and underground installation began in the spring of 2007. Commissioning of the cable system is scheduled for the fall of 2007. We view this as a key milestone in the eventual commercialization of HTS wire. In March 2007, the DOE released the remaining incremental funding up to the then-current authorized contract ceiling of $23.5 million. In May 2007, the DOE awarded us a contract modification of $4.0 million to cover subcontractor cost growth on the LIPA project, increasing the contract ceiling to $27.5 million. On March 31, 2007, as a result of this contract modification being anticipated, we inventoried costs of $1.1 million incurred in excess of the then-current contract ceiling of $23.5 million as management deemed that future funding sufficient to cover these deferred costs was probable. These inventoried costs as of March 31, 2007, were recorded as costs of revenue and the corresponding revenue was recognized in the quarter ended June 30, 2007.

We are currently in the process of converting our pre-pilot production line for 344 superconductors, our brand name for what is generically known as second generation or “2G” HTS wire, into a full-scale manufacturing line, which we expect will have an initial gross production capacity of approximately 720,000 meters of 344 superconductors per year in December 2007.

On July 25, 2007, we completed a public offering of 4.7 million shares of our common stock at $21.25 per share. Net proceeds from the offering (after deducting underwriting discounts and commissions, but before deducting offering expenses) were $94.3 million.

Our cash requirements depend on numerous factors, including successful completion of our product development activities, ability to commercialize our product prototypes, rate of customer and market adoption of our products and the continued availability of U.S. government funding during the product development phase. Significant deviations to our business plan with regard to these factors, which are important drivers to our business, could have a material adverse effect on our operating performance, financial condition, and future business prospects. We expect to pursue the expansion of our operations through internal growth and potential strategic alliances and acquisitions. In addition, we expect to require approximately $12.0 million to $14.0 million in capital investment by December 2007 for the completion of the initial manufacturing line for our 344 superconductors, of which approximately $10.1 million has been spent on a cumulative basis through June 30, 2007.

On January 5, 2007, we completed the acquisition of Windtec Consulting GmbH (Windtec). Windtec is an Austria-based designer and licensor of wind energy systems and a provider of wind turbine electrical components. Windtec is now a wholly-owned subsidiary and is operated by our AMSC Power Systems business unit. The Windtec purchase price was 1.3 million shares of our common stock, valued at approximately $13.1 million based on a five-day average stock price of $10.08 per share at the time of signing the definitive acquisition agreements and public announcement of the acquisition on November 28, 2006. The shares are subject to a lockup whereby the former sole owner and founder of Windtec may sell only a certain number of shares per year through January 2010. The all-stock transaction also includes an earn-out opportunity with the potential for the issuance of up to an additional 1.4 million shares of our common stock to be granted to the former owner and founder based on the achievement by Windtec of certain revenue growth targets for the years ending March 31, 2008 through March 31, 2011. Beginning on January 5, 2007, Windtec’s results of operations are included in our consolidated financial statements.

On April 27, 2007, we acquired Power Quality Systems, Inc. (PQS), a Pennsylvania corporation. Pursuant to the Merger Agreement, we acquired all of the issued and outstanding shares of PQS, for which we issued 295,329 shares of our common stock. We valued the acquisition at approximately $4.3 million (excluding acquisition costs) using a value of $14.73 per share, which represents the five-day average closing price of the common stock from the two trading days before through two trading days after the signing of the Merger Agreement and the public announcement of the acquisition. The shares are subject to a lockup agreement whereby the former owners of PQS may sell only a certain number of shares per year through April 2009. While the former owners have not been employed by us subsequent to the acquisition, all key PQS engineering personnel are employed by us. The all-stock transaction also includes an earn-out opportunity with the potential for up to an additional 475,000 shares of our common stock to be issued to PQS's former owners based on the achievement of certain order growth targets for existing PQS products for the fiscal years ending March 2008 and 2009. This potential contingent consideration, if and when earned, will be recorded as additional goodwill based on the fair value of our common stock at the time of issuance. As a result of this transaction, PQS is a wholly-owned subsidiary and is operated by AMSC Power Systems.

The results of PQS’s operations are included in our consolidated results from the date of acquisition of April 27, 2007.

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

Our accounting policies that involve the most significant judgments and estimates are as follows:

•	Revenue;

•	Long-lived assets;

•	Inventory;

•	Income taxes;

•	Goodwill; and

•	Acquisition accounting

Revenue. For certain arrangements, such as prototype development contracts and certain product sales, we record revenues using the percentage-of-completion method, measured by the relationship of costs incurred to total estimated contract costs. We use the percentage-of-completion revenue recognition method when a purchase arrangement meets all of the criteria in

Statement of Position 81-1. Percentage-of-completion revenue recognition accounting is predominantly used on long-term prototype development contracts with the U.S. government, such as the 36.5 MW motor contract with the U.S. Navy. We follow this method since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made. However, the ability to reliably estimate total costs at completion is challenging, especially on long-term prototype development contracts, and could result in future changes in contract estimates. Since many contracts extend over a long period of time, revisions in scope and cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to prior-period performance in the current period. Recognition of contract revenues and profit or loss are subject to revisions as the contract work progresses to completion. Revisions in profit or loss estimates are charged to income in the period in which the facts that give rise to the revision become known. During the quarter ended June 30, 2007 we recorded an additional $0.3 million related to subcontractor claims to close-out subcontracts related to the Navy 36.5MW motor in addition to the $3.1 million loss recorded in the prior year ended March 31, 2007, as a result of cost overruns and changes in estimates. As of June 30, 2007 we recorded an estimated loss of $3.4 million related to the Navy 36.5 MW motor program. The motor was delivered to the Navy in June 2007.

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

Long-Lived Assets. We periodically evaluate our long-lived assets consisting principally of fixed assets and intangible assets for potential impairment under Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We perform these evaluations whenever events or circumstances suggest that the carrying amount of an asset or group of assets is not recoverable. Our judgments regarding the existence of impairment indicators are based on market and operational performance. Indicators of potential impairment include:

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

Inventory. We write down inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of the inventory and the estimated realizable value based upon assumptions of future demand and market conditions. If actual market conditions are less favorable than those projected, additional inventory write-downs may be required. Program costs may be deferred and recorded as inventory on contracts on which costs are incurred in excess of funding, if future funding is deemed probable.

During the year ended March 31, 2007, we wrote off $0.9 million of inventoried costs related to a SuperVAR synchronous condenser (SVAR) due to technical issues with the unit. During the quarter ended June 30, 2007, we wrote off an additional $0.9 million of inventoried costs related to a second SVAR unit we had planned to ship to a customer during the year. The second SVAR write-off was due to our decision to cease investing in this technology and the customer’s agreement to terminate the contract for both units. Both write-offs were included in Costs of revenue for the AMSC Superconductors business unit.

During the year ended March 31, 2006, we wrote down $1.6 million of 1G HTS wire inventory to its estimated net realizable value based on analysis of existing backlog and anticipated demand for our 1G wire. Any future sales of previously written-down inventory will result in the recognition of revenue with no corresponding costs of revenue, which when sold will have a positive impact on our gross margin. During the first quarter of this fiscal year, we realized sales of 1G HTS wire on previously written-down inventory. Approximately 9,000 meters of previously written-down 1G HTS wire was sold for $0.2 million with related costs of revenue of less than $0.1 million. As of June 30, 2007, we had 1G HTS wire inventory with an original cost basis of $3.1 million that has been written down to estimated scrap value of $1.0 million.

Income taxes. In accordance with applicable accounting standards, we regularly assess our ability to realize our deferred tax assets. Assessments of the realization of deferred tax assets require that management consider all available evidence, both positive and negative, make significant judgments about many factors, including the amount and likelihood of future taxable income. Based on all the available evidence, we have recorded a valuation allowance to reduce our U.S. deferred tax assets to the amount that is more likely than not to be realizable due to the taxable losses incurred by us since our inception. Under current federal law, the utilization of the net operating loss and research and development and other tax credit carryforwards may be subject to limitations due to changes in ownership.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48) on April 1, 2007. FIN 48 prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We performed a comprehensive review of our tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, we do not believe that it has included any “uncertain tax positions” in our federal tax return or any of the state or foreign income tax returns we are currently filing or have filed. At the adoption date of April 1, 2007 and June 30, 2007, we had no unrecognized tax benefits. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of the adoption date of April 1, 2007 and June 30, 2007, we had no accrued interest related to uncertain tax positions. We file federal, state and foreign income tax returns. Major tax jurisdictions include the U.S. and Austria. All years from 1991 to the current year remain open and subject to examination in the United States and all years from 2002 to the current year remain open and subject to examination in Austria.

Goodwill. Goodwill represents the excess of cost over net assets of acquired businesses that are consolidated. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized. In lieu of amortization, we perform an impairment review of our goodwill at least annually or when events and changes in circumstances indicate the need for such a detailed impairment analysis. Goodwill is considered impaired when the carrying value of a reporting unit exceeds its estimated fair value. In assessing the recoverability of goodwill, we make assumptions regarding estimated future cash flows and other factors to determine the fair value of the reporting unit. To date, we have determined that goodwill is not impaired, but we could in the future determine that goodwill is impaired, which would result in a charge to earnings.

Acquisition accounting. We account for acquisitions under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” We allocate the purchase price to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The excess of the purchase price paid by us over the estimated fair value of identifiable net assets acquired is recorded as goodwill.

Results of Operations

We have two reportable business segments—AMSC Power Systems and AMSC Superconductors. On March 26, 2007, in connection with the Board of Directors’ approval of the restructuring plan, we began operating and reporting our financial results to the Chief Executive Officer in two reportable business segments: AMSC Superconductors and AMSC Power Systems. Accordingly, we recast our prior year business segment financial information to conform to the new segment presentation.

AMSC Power Systems supplies power electronic systems used in wind turbines; produces products to increase electrical grid capacity and reliability and to regulate wind farm voltage for the electrical grid; and licenses proprietary wind energy system designs to manufacturers of such systems and provides consulting services to the wind industry through its Windtec subsidiary.

During the fourth quarter of the year ended March 31, 2007, we acquired Windtec and integrated the business into our AMSC Power Systems business unit. Results of Windtec’s operations are included in our consolidated results from the date of acquisition on January 5, 2007.

During the first fiscal quarter ended June 30, 2007, we acquired PQS and integrated the business into our AMSC Power Systems business unit. Results of PQS’s operations are included in our consolidated results from the date of acquisition on April 27, 2007.

AMSC Superconductors focuses on the manufacturing of HTS wire and coils; the design and development of HTS products, such as power cables, fault current limiters and motors; and the management of large-scale HTS projects, such as HTS power cable system design, manufacturing and installation.

Revenues

Total revenues increased to $19.8 million in the quarter ended June 30, 2007 from $14.0 million for the same quarter of the prior year, an increase of $5.8 million, or 41%. Our revenues are summarized as follows (in thousands):

	Three months ended June 30,
	2007	2006
Revenues
AMSC Power Systems	$14,369	$3,548
AMSC Superconductors	5,400	10,498

Total	$19,769	$14,046

The $5.8 million increase in total revenues was the result of an increase of $10.9 million in the AMSC Power Systems business unit, partially offset by a $5.1 million decrease in revenues in the AMSC Superconductors business unit.

Revenues in our AMSC Power Systems, which consist of revenues from D-VAR, PQ-IVR, PQ-SVC, SVC, and PowerModule product sales, service contracts, consulting arrangements and wind energy system prototype development contracts, increased by $10.9 million or 305% to $14.4 million for the quarter ended June 30, 2007 from $3.5 million for the quarter ended June 30, 2006. The increase was primarily the result of higher revenues generated by the Windtec acquisition completed on January 5, 2007, which contributed approximately $6.8 million of additional revenue in the quarter ended June 30, 2007. In addition, we achieved higher PowerModule sales of $2.0 million over the prior year as a result of the PM1000 system shipments to a Windtec customer in China. D-VAR system sales contributed $1.5 million towards the growth during the quarter ended June 30, 2007. There was additional revenue growth as a result of the PQS acquisition on April 27, 2007, which contributed $0.5 million in the quarter ended June 30, 2007.

Revenues in our AMSC Superconductors business unit, which consist of contract revenues, HTS wire sales, the DOE-sponsored project to install an HTS power cable in the transmission grid of LIPA, and prototype development contract revenues primarily related to the work performed on the firm-fixed-price contract for the U.S. Navy’s 36.5 MW motor, decreased by $5.1 million or 49% to $5.4 million for the quarter ended June 30, 2007 from $10.5 million for the quarter ended June 30, 2006. This decrease was primarily attributable to a $7.7 million decrease in 36.5 MW motor program revenues due to a lower level of work performed on the motor program as the motor was delivered to the Navy during the quarter ended June 30, 2007. The decrease in revenue primarily attributable to the Navy 36.5 MW motor was partially offset by a $2.6 million increase in LIPA project revenues.

On April 26, 2006, a contract modification from the Navy on the 36.5 MW motor program was received that provided $13.3 million in additional funding, thereby increasing the contract value to $90.2 million and converting it from a cost-plus-incentive-fee contract to a firm-fixed-price contract. Revenues on this program are recognized on a percentage-of-completion basis and, as such, are subject to adjustments when estimates to complete the program are revised. The revenue decrease of $7.7 million from the prior-year quarter related to the 36.5 MW motor program is due to a lower level of work performed on the motor program in the quarter ended June 30, 2007 as the program neared completion with the delivery of the motor to the Navy on June 13, 2007. During July 2007, we completed this contract. Of the $13.3 million of additional funding received in April 2006, $1.2 million was recognized as revenue in the quarter ended June 30, 2007, $12.0 was recognized in the fiscal year ended March 31, 2007, and $0.1 million is expected to be recognized as revenue in the quarter ending September 30, 2007 as we have completed this contract.

On October 13, 2006, we signed a cost-plus-fixed-fee contract valued at $5.3 million with the U.S. Naval Sea Systems Command (NAVSEA) for the design and optimization of HTS ship propulsion motors and power electronic drives. The first $1.9 million of incremental funding has been allotted for the initial stage of this contract, which is expected to be completed in the next six months. We recognized $0.3 million of revenue during the quarter ended June 30, 2007 on this contract under the percentage-of-completion method. We are pursuing additional contracts for HTS motors and generators with the U.S. Navy and our strategic business alliance partner, Northrop Grumman Marine Systems, among others. However, we expect revenues related to motors to be significantly lower in the year ending March 31, 2008 compared to the year ended March 31, 2007 as we delivered the 36.5 MW motor in June 2007 and completed the final phase of the $90.2 million Navy contract.

LIPA project revenues increased by $2.6 million to $3.2 million for the quarter ended June 30, 2007 from $0.5 million for the quarter ended June 30, 2006 due to funding limitations in place during the same quarter of the prior year from the DOE. In May 2007, the DOE awarded a contract modification of $4.0 million to cover subcontractor cost growth on the LIPA project, increasing the contract ceiling to $27.5 million. On March 31, 2007, as a result of this contract modification being anticipated, we inventoried costs of $1.1 million in excess of the then-current contract ceiling of $23.5 million as management deemed that future funding sufficient to cover these deferred costs was probable. The deferred program costs consisted primarily of materials, labor, overhead, and subcontractor costs. As a result of the DOE awarded contract modification in May 2007, these deferred program costs that were inventoried as of March 31, 2007 were recorded as costs of revenue and the corresponding revenue was recognized in the quarter ended June 30, 2007. As of June 30, 2007 we have backlog of $0.8 million related to this project which we expect to recognize as revenue in the quarter ending September 30, 2007. We expect to complete this project in the fall of 2007.

We anticipate that we will realize additional HTS cable project revenues in the year ending March 31, 2008 from the Project Hydra contract with Consolidated Edison, Inc., which is being funded by the Department of Homeland Security (DHS) and was announced on May 21, 2007. DHS is expected to invest up to a total of $25.0 million in the development of a new high temperature superconductor power grid technology to enable “Secure Super GridsTM.” Secure Super Grids utilize customized HTS wires, HTS power cables and ancillary controls to deliver more power through the grid while also being able to suppress power surges that can disrupt service. On May 18, 2007, we signed a letter contract valued at $1.7 million, of which DHS provided initial funding of $1.1 million, to commence work on this project. We recognized $0.2 million in revenue related to the Hydra project during the quarter ended June 30, 2007. Final contract terms and conditions for this three-year project were expected to be completed within 90 days of the letter contract; however, we may experience delays in the signing of the full contract as terms and conditions for this multi-party contract are being negotiated. Consolidated Edison and Southwire Company are expected to be subcontractors to us.

Wire sales to other customers decreased by $0.2 million to $0.3 million in the quarter ended June 30, 2007, compared to $0.5 million in the quarter ended June 30, 2006, as a result of lower 1G HTS wire demand as we transition to manufacturing 344 superconductors. We expect wire sales to other customers and contract revenues to remain relatively flat in the year ending March 31, 2008. We are in the process of installing, testing, and qualifying capital equipment for manufacturing our 344 superconductors, the sales of which are currently constrained by limited manufacturing capacity. We expect to sell limited quantities of 344 superconductors wire while we expand our manufacturing line. We expect to have an annual gross capacity of 720,000 meters of wire at the end of calendar year 2007. We expect to continue to meet near-term customer demand for HTS wire from the approximately 269,000 meters of 1G HTS wire remaining in inventory, of which approximately 170,000 meters remained available for sale as of June 30, 2007.

Cost-sharing funding

In addition to reported revenues, we also received funding of $0.6 million for the quarter ended June 30, 2007 under U.S. government cost-sharing agreements with the U.S. Air Force and DOE, compared to $0.7 million for the quarter ended June 30, 2006, a decrease of $0.1 million. The decrease in cost-sharing funding is primarily due to the DOE Wire Initiative program nearing completion. All of our cost-sharing agreements provide funding in support of development work on 344 superconductors being done in the AMSC Superconductors business unit. We anticipate that a portion of our funding in the future will continue to come from cost-sharing agreements as we continue to develop joint programs with government agencies. Backlog as of June 30, 2007 relating to cost-sharing agreements was at $2.3 million. As required by government contract accounting guidelines, funding from government cost-sharing agreements is recorded as an offset to research and development and selling, general and administrative expenses, rather than as revenue.

Costs of Revenue

Costs of revenue increased by $2.3 million to $16.2 million for the quarter ended June 30, 2007, compared to $13.9 million for the same quarter of the prior year. This increase was directly related to a higher level of D-VAR and PowerModule system shipments by AMSC Power Systems. The increase of $7.4 million in AMSC Power Systems costs of revenue was partially offset by a decrease of $5.1 million in costs of revenue in AMSC Superconductors primarily as a result of the lower level of externally-funded work performed on the 36.5MW motor program compared to the prior year.

Operating Expenses

Research and development

A portion of our R&D expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost-sharing funding. Our R&D expenditures are summarized as follows (in thousands):

	Three Months Ended June 30,
	2007	2006
R&D expenses per Consolidated Statements of Operations	$4,214	$4,063
R&D expenditures classified as Costs of revenue	5,973	8,643
R&D expenditures offset by cost-sharing funding	321	386

Aggregated R&D expenses	$10,508	$13,092

R&D expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) increased to $4.2 million in the quarter ended June 30, 2007 from $4.1 million for the same quarter last year. This decrease was primarily a result of a higher level of internally funded spending at AMSC Power Systems as a result of the recent acquisitions of Windtec and PQS, partially offset by a lower level of internally funded spending in AMSC Superconductors as a result of the re-alignment of the AMSC Wires and SuperMachines business units in March 2007. Aggregated R&D expenses, which include amounts classified as costs of revenue and amounts offset by cost-sharing funding, decreased by $2.6 million to $10.5 million in the quarter ended June 30, 2007 from $13.1 million for the same quarter last year. This decrease was primarily a result of the lower level of externally funded program costs on the 36.5MW motor program and the reduction in workforce as a result of the re-alignment of the AMSC Wires and SuperMachines business units in March 2007, partially offset by the recent acquisitions of Windtec and PQS.

Selling, general, and administrative

A portion of the SG&A expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as SG&A expenses). Additionally, a portion of SG&A expenses was offset by cost-sharing funding. Our SG&A expenditures are summarized as follows (in thousands):

	Three Months Ended June 30,
	2007	2006
SG&A expenses per Consolidated Statements of Operations	$6,118	$3,496
SG&A expenditures classified as Costs of revenue	364	1,923
SG&A expenditures offset by cost sharing funding	302	363

Aggregated SG&A expenses	$6,784	$5,782

SG&A expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) increased by $2.6 million to $6.1 million in the quarter ended June 30, 2007 from $3.5 million for the same quarter last year, primarily as a result of a lower percentage of SG&A expenses being classified as costs of revenue in connection with the lower level of prototype development contract work in AMSC Superconductors on the 36.5MW motor project. In addition, there were higher SG&A expenses related to the recent acquisition of Windtec and PQS. Aggregated SG&A expenses, which include amounts classified as costs of revenue and amounts offset by cost-sharing funding, increased by $1.0 million to $6.8 million for the quarter ended June 30, 2007 from $5.8 million for the same quarter last year. This increase was primarily the result of the increased SG&A related to the Windtec and PQS acquisitions, higher professional fees related to audit and legal services, and higher stock-based compensation expense due to the increased value of our common stock.

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

Amortization of Acquisition Related Intangibles

We recorded $1.2 million in amortization related to our contractual relationships/backlog, customer relationships, core technology and know-how, trade names and trade mark intangible assets during the quarter ended June 30, 2007. There was no comparable amount in the prior year. These intangible assets are a result of our Windtec and PQS acquisitions.

Restructuring and impairments

On March 26, 2007, our Board of Directors approved a restructuring plan (the “Plan”) to reduce operating costs and to transition our high temperature superconductor products to the manufacturing stage by consolidating AMSC Wires, SuperMachines and Power Electronic Systems business segments into two operating segments: AMSC Superconductors and AMSC Power Systems. We consolidated our manufacturing operations by closing one of our two Westborough, Massachusetts facilities, moving operations from that facility into the Devens, Massachusetts plant, and reducing headcount by 37 employees.

We estimated aggregate restructuring charges associated with the Plan at approximately $0.7 million. Of this total, $0.5 million of the restructuring charges were incurred during the quarter ended March 31, 2007 and $0.2 million were incurred during the quarter ended June 30, 2007, as a small number of the 37 affected employees remained with us through the end of May 2007 in order to complete ongoing projects. Restructuring charges consisted of:

•	cash payments of $0.6 million for severance obligations payable primarily during the quarter ended June 30, 2007 and

•

a $0.1 million accrual for the remaining lease payments on the vacated Westborough facility, with payments being made to our former landlord during the six-month period ending September 30, 2007, and other expenses incurred for the relocation of employees, equipment and inventory to the our Devens facility.

During the quarter ended June 30, 2007, $0.5 million in cash payments related to the restructuring were paid out. The remaining cash payments of approximately $0.2 million are expected to be paid out over the quarter ending September 30, 2007. The restructuring actions under the Plan were substantially completed as of June 30, 2007.

In the fourth quarter of the year ended March 31, 2006, we recorded a $5.0 million impairment charge to write down the value of our 1G asset group (consisting of equipment, patents and licenses), related to our decision to complete the transition of our wire manufacturing operations from 1G to 2G HTS wire, and to cease 1G HTS wire manufacturing. As of March 31, 2007, the net book value of these 1G manufacturing equipment assets were classified as assets held for sale and carried at their estimated salvage value of $2.2 million. A public auction for the sale of these assets was held in June 2007, and we are currently in negotiation for private sales to interested parties for the remaining equipment. Based on the recent results of the auction and our work to sell through private sales, we have determined that an additional impairment charge of $0.6 million was required during the quarter ended June 30, 2007 to write down the value to its net realizable value.

Operating loss

Our operating loss is summarized as follows (in thousands):

	Three Months Ended June 30,
	2007	2006
Operating loss
AMSC Power Systems	$(616)	$(711)
AMSC Superconductors	(6,450)	(5,520)
Unallocated corporate expenses	(1,664)	(1,207)

Total	$(8,730)	$(7,438)

The operating loss at AMSC Power Systems decreased to $0.6 million in the quarter ended June 30, 2007 from $0.7 million in the same quarter of the prior year as the result of higher gross margins in the quarter ended June 30, 2007 in connection with the increased level of product sales. The increase in gross margin was offset by higher SG&A and R&D allocations to support the growth and integration required in AMSC Power Systems with the recent acquisitions of Windtec and PQS. Amortization expense related to the Windtec and PQS acquisitions was $1.2 million during the quarter ended June 30, 2007.

The operating loss at AMSC Superconductors increased to $6.5 million in the quarter ended June 30, 2007 from $5.5 million in the same quarter of 2006. The increase is a result of a $0.9 million inventory write-off for a SuperVAR synchronous condenser, an asset impairment charge of $0.6 million related to the 1G assets held for sale, and $0.2 million of restructuring charges for a reduction in workforce related the March 2007 AMSC Wires and SuperMachines re-alignment into the AMSC Superconductors business unit. This increase was partially offset by a decrease of $0.5 million in the amount of SG&A and R&D allocations to the business unit as a result of the re-alignment of the business in March 2007.

Non-operating expenses/Interest income

Interest income decreased to $0.3 million in the quarter ended June 30, 2007 from $0.7 million in the same quarter of the prior year. This decrease in interest income reflects the lower cash balances available for investment compared to the first quarter of the prior year. We expect to realize an increase in interest income for the fiscal year ending March 31, 2008 compared with the prior year as a result of the additional $94.3 million in net proceeds (after deducting underwriting discounts and commissions, but before deducting offering expenses) we received in the recent stock offering completed on July 25, 2007.

Other income (expense), net, was $(1.0) million in the quarter ended June 30, 2007 compared to an immaterial amount in the same quarter of the prior year and consisted primarily of a loss on the revaluation of the stock warrant issued in April 2005 to TM Capital Corp., a past financial advisor to us, related to a litigation settlement. The litigation settlement amount of $2.7 million, which consisted of a $1.7 million cash payment made in April 2005 and a $1.0 million accrued liability relating to the warrant issued for 200,000 shares of our common stock, was accrued in the fourth quarter of the year ended March 31, 2005. The accrued warrant cost will continue to be classified as a current liability in accordance with Emerging Issues Task Force (EITF) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” until such time as the warrant is exercised or forfeited, and will be marked to market based primarily on the current price and expected volatility of our common stock as of the end of each reporting period. The warrant was re-valued at $2.4 million as of June 30, 2007, resulting in a loss of $1.0 million for the quarter ended June 30, 2007.

Income Taxes

During the quarter ended June 30, 2007, we recorded income tax expense of $0.3 million primarily related to foreign taxes. Based on our latest operating plan, we expect to continue to incur operating losses through at least the end of the year ending March 31, 2009 as we continue to devote significant financial resources to our commercialization efforts and to our ongoing research and development activities. We anticipate an increase in depreciation associated with the scale-up of our manufacturing line for 344 superconductors as equipment is placed into service, as well as intangible asset amortization associated with the Windtec and PQS acquisitions.

Please refer to the “Risk Factors” section below for a discussion of certain factors that may affect our future results of operations and financial condition.

Liquidity and Capital Resources

At June 30, 2007, we had cash, cash equivalents and marketable securities of $30.5 million compared to $35.3 million at March 31, 2007, a decrease of $4.8 million. Our cash, cash equivalents and marketable securities are summarized as follows (in thousands):

	June 30, 2007	March 31, 2007
Cash and cash equivalents	$15,142	$15,925
Marketable securities	15,343	19,399

Total cash, cash equivalents, and marketable securities	$30,485	$35,324

The decrease in cash and cash equivalents to $15.1 million at June 30, 2007 from $15.9 million at March 31, 2007 was primarily the result of $8.3 million net cash used in operating activities, $0.7 million of restricted cash for a performance bond, and $1.5 million for the purchase of capital equipment, partially offset by $4.1 million in the maturity of marketable securities and $6.0 million in proceeds from the issuance of common stock. The $8.3 million use of cash in operating activities was primarily related to the net loss of $9.7 million and changes in working capital of $4.7 million, partially offset by depreciation and amortization of $2.3 million, non-cash stock-based compensation expense of $1.2 million, $1.0 million stock warrant revaluation, an asset impairment charge of $0.6 million and the $0.9 million inventory write-down.

We have generated operating losses since our inception in 1987 and expect to continue incurring losses until at least the end of the fiscal year ending March 31, 2009. Operating losses for the fiscal years ended March 31, 2007, March 31, 2006, and 2005 contributed to net cash used by operating activities of $22.8 million, $19.6 million and $9.3 million, respectively, for these periods. For the quarter ended June 30, 2007, net cash used by operating activities was $8.3 million.

On July 25, 2007, we completed a public offering of 4.7 million shares of our common stock at $21.25 per share. Net proceeds from the offering (after deducting underwriting discounts and commissions, but before deducting offering expenses) were $94.3 million.

Although our cash requirements fluctuate based on a variety of factors, including customer adoption of our products and our research and development efforts to commercialize our products, we believe that our available cash will be sufficient to fund our working capital, capital expenditures, and other cash requirements for the next several years.

Pending the uses described above, we intend to invest the net proceeds of this offering in short-term, interest-bearing, investment-grade securities.

We also have an unused line of credit of €0.7 million (or approximately $0.9 million) which is available until August 31, 2007, after which the amount decreases to €0.6 million (or $0.8 million) and is available until June 30, 2010.

As of June 30, 2007, we have invested approximately $10.1 million in the 344 superconductors production line, and we anticipate spending approximately $6.0 million on this line in the year ended March 31, 2008. These expenditures are being made to enable us to a) achieve a gross production capacity of approximately 720,000 meters annually of 344 superconductors in December 2007 on our 4 cm manufacturing technology, and b) prepare to migrate to the our 10 cm manufacturing technology. We estimate that an additional $28.0 million to $35.0 million of capital expenditures would be needed for a full commercial manufacturing operation with a gross capacity of approximately 9 million meters of wire per year.

We had backlog at June 30, 2007 (excluding amounts included in accounts receivable) of approximately $75.1 million to be received after June 30, 2007 from government and commercial customers, compared to $79.5 million at March 31, 2007. Backlog represents the value of contracts and purchase orders received, less the revenue recognized to date on those contracts and purchase orders. The current backlog, including $10.1 million on U.S. government contracts, is subject to certain standard cancellation provisions. The current backlog includes approximately $0.9 million of the letter contract with DHS, but does not include the remaining $24.0 million of the full contract that is currently being negotiated. It also does not include any funds from DOE awards that were announced in June 2007. Additionally, several of our government contracts are being funded incrementally, and as such, are subject to the future authorization and appropriation of government funding on an annual basis. We have a history of successful performance under incrementally-funded contracts with the government

Of the backlog amount of $75.1 million as of June 30, 2007, approximately 74% is billable to and potentially collectable from our customers within the next 12 months.

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

New Accounting Pronouncements

In February 2007, the FASB Issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115.” This standard permits entities to choose to measure many financial instruments and certain other items at fair value and provides the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This standard is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the provisions of SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier adoption permitted. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with limited exceptions. We are currently evaluating the provisions of SFAS No. 157.

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

The functional currency of all our foreign entities is the U.S. dollar, except for Windtec for which the local currency (Euro) is the functional currency. We currently do not hedge currency risk. Cumulative translation adjustments are excluded from net loss and reported as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in the net loss and have not been material to date. Future operating results could be impacted by material foreign currency fluctuations. In the future, should foreign currency fluctuations become material, management will review options to limit the financial impact to our operations.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)

under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

While the following risk factors have been updated to reflect developments subsequent to the filing of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, there have been no material changes to the risk factors include in that report, other than the addition of disclosure under the risk factor on page 39 relating to government contracts.

We have a history of operating losses, and we expect to incur losses in the future.

We have been focused on research and development activities through the fiscal year ended March 31, 2007. We have incurred net losses in each year since our inception. Our net loss was $9.7 million for the three months ended June 30, 2007 and $34.7 million for the fiscal year ended March 31, 2007, $30.9 million for the fiscal year ended March 31, 2006 and $19.7 million for the fiscal year ended March 31, 2005. Our accumulated deficit as of June 30, 2007 was $394.7 million. We expect to continue to incur operating losses until at least the end of the fiscal year ending March 31, 2009, and we cannot be certain that we will ever achieve profitability.

We had cash, cash equivalents and marketable securities totaling $30.5 million at June 30, 2007. We believe our available cash, cash equivalents and marketable securities, as supplemented by our July 2007 stock offering, will be sufficient to fund our working capital, capital expenditures and other cash requirements for the next several years. However, we may need additional funds if our performance deviates significantly from our current business plan, if there are significant changes in competitive or other market factors, or if unforeseen circumstances arise. Such funds may not be available, or may not be available under terms acceptable to us.

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

At June 30, 2007, we had approximately $75 million of backlog of orders and contracts. There can be no assurances that the revenue we expect to generate from our backlog will be realized in the periods we expect to realize such revenue, or at all. In addition, the backlog of orders and contracts, if realized, may not result in profitable revenue. Backlog represents the value of contracts and purchase orders received, less the revenue recognized to date on those contracts and purchase orders. Our customers have the right under some circumstances and with some penalties or consequences to terminate, reduce or defer firm orders that we have in backlog. In addition, our government contracts are subject to the risks described below. If our customers terminate, reduce or defer firm orders, we may be protected from certain costs and losses, but our sales will nevertheless be adversely affected and we may not generate the revenue we expect. Although we strive to maintain ongoing relationships with our customers, there is an ongoing risk that orders may be cancelled or rescheduled due to fluctuations in our customers’ business needs or purchasing budgets.

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

We have recently learned that the United States House of Representatives’ Committee on Energy and Commerce (the “Committee”) and its Subcommittee on Oversight and Investigations has sent a letter to the United States Department of Homeland Security (DHS) indicating that it is reviewing the origins of the sole source contract that DHS awarded to American Superconductor and Consolidated Edison for a project to develop electricity grids in New York City that can withstand major disruptions. As we previously announced, we signed a letter contract on this project on May 18, 2007 with DHS worth $1.7 million, of which DHS will fund $1.1 million. Final contract terms between DHS and us are being negotiated. Total project costs are estimated to be $39.3 million with DHS providing up to $25.0 million of the total project cost.

We have also learned that the Committee sent a letter to the Department of the Navy seeking information and documents regarding completed contracts between the U.S. Navy and us.

The Committee did not state the reason for its review of these matters. On August 2, 2007, we received a letter requesting that we provide certain information to the Committee. Negotiations between us and the DHS regarding the final contract are continuing. While we continue to expect to successfully complete this contract, there can be no assurance that we will do so.

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

Our power electronic products, such as D-VAR and PQ-SVC products, compete with a variety of other power reliability products such as dynamic voltage restorers, or DVRs, static VAR compensators, or SVCs, static compensators, or STATCOMS, flywheels, battery-based power quality systems and competing power electronic converter systems. The manufacturers of products that compete with our power electronic products and PowerModule products include ABB, Alstom, Mitsubishi Electric, S&C Electric and Siemens.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 27, 2007, we completed the acquisition of PQS pursuant to the Agreement and Plan of Merger, dated March 6, 2007, as amended, pursuant to which a wholly-owned subsidiary of ours was merged with and into PQS. In consideration of our acquisition of PQS, we issued 295,329 shares of our common stock to PQS’s former owners on April 27, 2007. The shares of our common stock issued to PQS’s former holders were issued in reliance on the exemption from the registration provisions of Section 4(2) of the Securities Act of 1933, as amended, relating to sales by an issuer not involving any public offering.

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

AMERICAN SUPERCONDUCTOR CORPORATION

August 9, 2007	/s/ David A. Henry
Date	David A. Henry
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1	Transition Agreement dated as June 28, 2007 between the Registrant and Thomas M. Rosa (1)

10.2	Executive Incentive Plan for Fiscal 2007

31.1	Chief Executive Officer - Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer - Certification pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer - Certification pursuant to Rule13a-14(b) or Rule 15d- 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer - Certification pursuant to Rule 13a-14(b) or Rule 15d- 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on July 2, 2007 (Commission File No. 000-19672