Form 10-Q
period 2007-09-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2007-11-09
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended: September 30, 2007

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 0-19672

American Superconductor Corporation

(Exact name of registrant as specified in its charter)

Delaware	04-2959321
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	41,123,583
Class	Outstanding as of November 5, 2007

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2007	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$87,139	$15,925
Marketable securities	31,047	19,399
Accounts receivable, net	22,756	18,053
Inventory	8,458	6,853
Prepaid expenses and other current assets	4,397	1,505
Deferred tax assets	218	514

Total current assets	154,015	62,249

Property, plant and equipment, net	51,670	49,928
Assets held for sale	898	2,171
Goodwill	8,187	5,126
Other intangibles, net	12,895	12,849
Other assets	4,572	110

Total assets	$232,237	$132,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$24,309	$23,532
Deferred revenue and customer deposits	7,732	3,775

Total current liabilities	32,041	27,307

Non-current liabilities:
Deferred revenue and customer deposits	2,099	867
Deferred tax liabilities	2,145	2,518
Other non-current liabilities	97	120

Total liabilities	36,382	30,812

Stockholders’ equity:
Common stock	409	350
Additional paid-in capital	595,596	486,194
Deferred contract costs—warrant	(10)	(13)
Accumulated other comprehensive income	1,240	145
Accumulated deficit	(401,380)	(385,055)

Total stockholders’ equity	195,855	101,621

Total liabilities and stockholders’ equity	$232,237	$132,433

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006
Revenues	$21,623	$9,600	$41,392	$23,646

Costs and expenses:
Costs of revenue	16,004	9,120	32,191	23,045
Research and development	3,792	3,539	8,006	7,601
Selling, general and administrative	7,151	4,418	13,269	7,915
Amortization of acquisition related intangibles	1,772	—	2,934	—
Restructuring and impairments	93	—	911	—

Total costs and expenses	28,812	17,077	57,311	38,561

Operating loss	(7,189)	(7,477)	(15,919)	(14,915)
Interest income	1,204	591	1,550	1,269
Other expense, net	(151)	(91)	(1,165)	(54)

Loss before income tax provision	(6,136)	(6,977)	(15,534)	(13,700)
Income tax expense	537	—	792	—

Net loss	$(6,673)	$(6,977)	$(16,326)	$(13,700)

Net loss per common share
Basic and Diluted	$(0.17)	$(0.21)	$(0.44)	$(0.42)

Weighted average number of common shares outstanding
Basic and diluted	39,208	32,898	37,249	32,852

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the three months ended September 30,		For the six months ended September 30,
	2007	2006	2007	2006
Net loss	$(6,673)	$(6,977)	$(16,326)	$(13,700)

Other comprehensive income
Foreign currency translation	846	2	972	2
Unrealized gains on investments	114	74	123	118

Other comprehensive income	960	76	1,095	120

Comprehensive loss	$(5,713)	$(6,901)	$(15,231)	$(13,580)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the six months ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(16,326)	$(13,700)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	5,261	2,064
Stock-based compensation expense	3,023	1,799
Stock-based compensation expense—non-employee	127	100
Impairment charges on long-lived assets	607	—
Inventory write-down charges	933	—
Re-valuation of warrant	1,256	52
Change in deferred income taxes	(217)	—
Other non-cash items	20	41
Changes in operating asset and liability accounts, excluding the effect of acquisition:
Accounts receivable	(5,247)	(7,434)
Inventory	(1,992)	(1,017)
Prepaid expenses and other current assets	(1,506)	169
Accounts payable and accrued expenses	(1,828)	784
Deferred revenue	4,428	1,669

Net cash used in operating activities	(11,461)	(15,473)

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,511)	(4,600)
Proceeds from the sale of property, plant and equipment	390	52
Purchase of marketable securities	(134,552)	(41,539)
Proceeds from the maturity of marketable securities	123,027	39,030
Increase in restricted cash	(4,312)	—
Acquisition costs, net of cash acquired in acquisition of Power Quality Systems, Inc.	(102)	—
Purchase of intangible assets	(439)	0
Change in other assets	34	(554)

Net cash used in investing activities	(19,465)	(7,611)

Cash flows from financing activities:
Proceeds from secondary public offering, net	93,615	—
Proceeds from exercises of stock options	8,347	920

Net cash provided by financing activities	101,962	920

Effect of exchange rate changes on cash and cash equivalents	178	—

Net change in cash and cash equivalents	71,214	(22,164)
Cash and cash equivalents at beginning of period	15,925	35,171

Cash and cash equivalents at end of period	$87,139	$13,007

Supplemental schedule of cash flow information:
Issuance of common stock in connection with the purchase of Power Quality Systems, Inc.	$4,349	—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of the Business and Basis of Presentation

American Superconductor Corporation (the Company or AMSC) was founded on April 9, 1987. The Company is an energy technologies company, offering an array of solutions based on two proprietary technologies: programmable power electronic converters and high temperature superconductor (HTS) wires. The Company’s products, services and system-level solutions enable cleaner, more efficient and more reliable generation, delivery and use of electric power. The programmability and scalability of the Company’s power electronic converters differentiate them from most competitive offerings. The two primary markets the Company serves are the wind energy market and the power transmission and distribution – or “power grid”—market. The Company operates in two business segments—AMSC Power Systems and AMSC Superconductors.

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the Securities and Exchange Commission’s (SEC) instructions to Form 10-Q. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those instructions. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended September 30, 2007 and 2006 and the financial position at September 30, 2007. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended March 31, 2007 which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on June 14, 2007.

2.	Stock-Based Compensation

The Company accounts for its stock-based compensation under the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments.” The following table summarizes stock-based compensation expense under SFAS 123(R) by financial statement line item for the three and six months ended September 30, 2007 and 2006 (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006
Costs of revenue	$139	$96	$236	$168
Research and development	249	206	503	432
Selling, general and administrative	1,558	717	2,284	1,199

Total	$1,946	$1,019	$3,023	$1,799

The total unrecognized compensation cost for unvested stock-based compensation awards outstanding, net of forfeitures, was $7.9 million at September 30, 2007. This expense will be recognized over a weighted-average expense period of 1.7 years.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The assumptions used in the Black-Scholes valuation model for stock options granted during the three and six months ended September 30, 2007 and 2006 are as follows:

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006
Expected volatility	65.9%	70.4%	58.5%	68.4%
Risk-free interest rate	4.3%	5.1%	4.8%	5.1%
Expected life (years)	5.3	5.8	5.3	5.8
Dividend yield	None	None	None	None

The expected volatility rate was estimated based on an equal weighting of the historical volatility of the Company’s common stock and the implied volatility of the Company’s traded options. The expected term was estimated based on an analysis of the Company’s historical experience of exercise, cancellation, and expiration patterns. The risk-free interest rate is based on five-year U.S. Treasury rates. The Company has applied an annual forfeiture rate of 13.79% as of September 30, 2007. This analysis is re-evaluated periodically and the forfeiture rate is adjusted as necessary.

On August 3, 2007, the Company’s stockholders approved two new stock plans: the 2007 Stock Incentive Plan (3,000,000 shares) and the 2007 Director Stock Plan (300,000 shares).

3.	Computation of Net Loss per Common Share

Basic earnings per share (EPS) is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing the net earnings (loss) available to common stockholders by the weighted average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock and the exercise of stock options and warrants. For the three and six months ended September 30, 2007 and 2006, common equivalent shares of 4.6 million were not included in the calculation of diluted EPS as they were considered anti-dilutive.

The following table reconciles the numerators and denominators of the earnings per share calculation for the three and six months ended September 30, 2007 and 2006 (in thousands, except per share data):

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006
Numerator:
Net loss	$(6,673)	$(6,977)	$(16,326)	$(13,700)
Denominator:
Weighted-average shares of common stock outstanding	39,571	33,349	37,612	33,303
Weighted-average shares subject to repurchase	(363)	(451)	(363)	(451)

Shares used in per-share calculation—basic and diluted	39,208	32,898	37,249	32,852

Net loss per common share—basic and diluted:	$(0.17)	$(0.21)	$(0.44)	$(0.42)

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4.	Inventory

The components of inventory are as follows (in thousands):

	September 30, 2007	March 31, 2007
Raw materials	$1,263	$759
Work-in-progress	4,151	2,694
Finished goods	2,432	2,227
Deferred program costs	612	1,173

Net inventory	$8,458	$6,853

Finished goods inventory includes the cost of products shipped to customers on contracts for which revenue is deferred until final customer acceptance.

Deferred program costs of $0.6 million as of September 30, 2007 represent costs incurred in the Department of Homeland Security (DHS) HYDRA project after the expiration of the first 90 day letter contract the Company had in place with DHS. These program costs were inventoried because the Company deems probable that these costs incurred related to the project will be recoverable under the final contract terms and conditions that are subject to on-going negotiations with DHS. On November 1, 2007, the Company entered into a second 90 day contract with DHS, covering the period from the expiration of the first 90 day contract through November 16, 2007. As a result, these inventoried costs will be relieved from inventory and the related revenue will be recognized in the third quarter of fiscal 2007.

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

5.	Income Taxes

The Company recorded income tax expense of $0.5 million and $0.8 million for the three and six months ended September 30, 2007 related primarily to foreign taxes. The Company has provided a valuation allowance against all current or deferred income tax assets because of the net operating losses incurred by the Company since its inception.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48) on April 1, 2007. FIN 48 prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

transition. The Company performed a comprehensive review of its tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company does not believe that it has included any “uncertain tax positions” in its federal tax return or any of the state or foreign income tax returns it is currently filing or has filed. At the adoption date of April 1, 2007 and September 30, 2007, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of the adoption date of April 1, 2007 and September 30, 2007, the Company had no accrued interest related to uncertain tax positions. The Company files federal, state and foreign income tax returns. Major tax jurisdictions include the U.S. and Austria. All years from 1991 to the current year remain open and subject to examination in the United States and all years from 2002 to the current year remain open and subject to examination in Austria.

6.	Commitments and Contingencies

In April 2005, the Company issued to TM Capital (which subsequently assigned it to Provident Premier Master Fund, Ltd.) a common stock purchase warrant for 0.2 million shares of the Company’s common stock, exercisable for a five-year term, with an exercise price of $9.50 per share (the “Warrant”). The accrued warrant cost will continue to be classified as a current liability in accordance with Emerging Issues Task Force (EITF) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, until such time as the Warrant is exercised or forfeited, and will be marked-to-market based primarily on the current price and expected volatility of the Company’s common stock as of the end of each reporting period. The Warrant was re-valued at $2.6 million as of September 30, 2007, resulting in a loss of $0.3 million and $1.3 million for the three and six months ended September 30, 2007, respectively (reported in Other income (expense) in the Unaudited Condensed Consolidated Statements of Operations). The following Black-Scholes assumptions were used:

	September 30, 2007	March 31, 2007
Expected volatility	59.64%	49.9%
Risk-free interest rate	4.25%	4.8%
Contractual life (years)	2.5	3.0

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

As of March 31, 2007, the Company had an outstanding performance bond in the form of a bank guarantee for €0.1 million (approximately $0.1 million) issued on behalf of the Company’s Windtec subsidiary in connection with a contract to provide power electronics for a Chinese customer. This performance bond expired on June 30, 2007. A new performance bond was issued for €0.9 million (approximately $1.2 million) on April 25, 2007. This performance bond expires in December 2007. During the three months ended September 30, 2007, the Company entered into two new performance bonds with the same customer for a total of €0.2 million (approximately $0.2 million). In the event that the payment is made in accordance with the requirements of these performance bonds, the Company would record the payment as an offset to revenue. To secure the performance bonds, the Company has €0.75 million (approximately $1.1 million) in restricted cash classified as Prepaid expenses and other current assets.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In the quarter ended September 30, 2007, the Company entered into several long-term construction contracts with electric utilities which required the Company to obtain performance bonds. The Company is required to deposit an amount equivalent to some or all of the face amount of the performance bonds into an escrow account until the termination of the bond. Cash deposited in this account is classified as Prepaid expenses and other current assets or as Other assets on the Condensed Consolidated Balance Sheet depending on the time period the cash is required to be held as collateral. At September 30, 2007, approximately $7.9 million in performance bonds were outstanding. Collateralizing these performance bonds was $1.1 million of restricted cash, recorded in Prepaid expenses and other current assets and $3.2 million of restricted cash, recorded in Other assets.

The Company also has an unused line of credit of €0.6 million (or approximately $0.8 million) which is available until June 30, 2010. This line of credit is secured with accounts receivable.

Product Warranty

The Company generally provides a one-year warranty on its power electronic converters, commencing upon installation. A provision is recorded upon revenue recognition to Costs of revenue for estimated warranty expense based on historical experience.

Product warranty activity was as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006
Balance at beginning of period	$1,582	$582	$1,582	$563
Accruals for warranties	503	234	1,026	292
Settlements and adjustments relating to pre-existing warranties	(464)	(166)	(987)	(205)

Balance at end of period	$1,621	$650	$1,621	$650

7.	Cost-Sharing Arrangements

The Company has entered into several cost-sharing arrangements with various agencies of the United States government. Funds paid to the Company under these agreements are not reported as revenues but are used to directly offset the Company’s research and development (“R&D”) and selling, general and administrative (“SG&A”) expenses, and to purchase capital equipment. The Company incurred R&D and SG&A costs offset by funding received under these agreements of $1.5 million and $0.6 million, respectively, for the three months ended September 30, 2007, and $1.9 million and $0.8 million, respectively, for the three months ended September 30, 2006. The Company incurred R&D and SG&A costs offset by funding received under these agreements of $2.9 million and $1.2 million, respectively, for the six months ended September 30, 2007, and $3.6 million and $1.5 million, respectively, for the six months ended September 30, 2006. At September 30, 2007, total funding received to date under these agreements was $24.4 million.

8.	Acquisitions

Acquisition of Power Quality Systems, Inc.

On April 27, 2007, the Company acquired Power Quality Systems, Inc. (PQS) for $4.5 million as described below. Located in Pennsylvania, PQS offers reactive compensation products known as Static VAR Compensators, or “SVCs”, based on its proprietary thyristor switch technology. These products enhance the reliability of power transmission and distribution grids and improve the quality of power for manufacturing

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

operations. PQS is being integrated into the AMSC Power Systems business unit. The acquisition has been accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”, (SFAS No. 141). The Company allocated the purchase price to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition. The excess of the purchase price of $2.8 million paid by the Company over the estimated fair value of net assets acquired has been recorded as goodwill. Goodwill represents the value associated with the acquired workforce and synergies related to the merger of the two companies. The Company estimated the fair value of the intangible assets at $2.3 million, which consists of contractual relationships and backlog of $0.1 million, customer relationships of $0.6 million and core-technology and know-how of $1.6 million.

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

The results of PQS’s operations are included in the Company’s consolidated results from the date of acquisition of April 27, 2007. Assuming the acquisition of PQS had occurred on April 1, 2007 and 2006, the impact on the consolidated results of the Company would have been immaterial.

Unaudited Pro Forma Operating Results for the Acquisition of Windtec Consulting GmbH

On January 5, 2007, the Company acquired Windtec Consulting GmbH, a corporation incorporated according to the laws of Austria (“Windtec”). The following table presents the unaudited pro forma consolidated results of operations of the Company for the three and six months ended September 30, 2006, as if the acquisition of Windtec was completed as of April 1, 2006 (in thousands):

	Three months ended September 30, 2006	Six months ended September 30, 2006
Revenues	$14,137	$30,068
Net loss	$(6,814)	$(14,291)
Basic and diluted loss per common share amounts:
Net loss	$(0.20)	$(0.42)

The pro forma amounts include the historical operating results of the Company and Windtec with appropriate adjustments that give effect to depreciation, amortization and accretion, interest expense, income taxes, and certain conforming accounting policies of the Company. The pro forma amounts are not necessarily indicative of the operating results that would have occurred if the acquisition and related transactions had been completed at the beginning of the applicable periods presented. In addition, the pro forma amounts are not necessarily indicative of operating results in future periods.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company’s aggregate restructuring charges associated with the Plan were $0.8 million. The restructuring charge was allocated to the AMSC Superconductors operating segment. Of this total, $0.5 million of the restructuring charges were incurred during the quarter ended March 31, 2007 and $0.3 million were incurred during the six months ended September 30, 2007. As of September 30, 2007, the plan was substantially completed and the balance of the remaining liability was immaterial to the condensed consolidated financial statements.

Impairments

As of March 31, 2007, the Company reclassified its previously impaired first generation wire manufacturing equipment from “Property, Plant and Equipment” to “Assets held for sale”. The estimated salvage value of these assets was $2.2 million as of March 31, 2007. A public auction for the sale of these assets was held in June 2007 and the Company is currently negotiating private sales to interested parties for the remaining equipment. Based on the results of the auction and its work to sell through private sales, the Company had determined that an additional impairment charge of $0.6 million was required during the quarter ended June 30, 2007 to write down the value to its net realizable value. Assets held for sale at September 30, 2007 was $0.9 million, of which $0.7 million had been purchased but not yet shipped to the buyers.

10.	Business Segment Information

The Company reports its financial results in two reportable business segments; AMSC Superconductors and AMSC Power Systems.

AMSC Power Systems supplies power electronic systems used in wind turbines; produces products to increase electrical grid capacity and reliability and to regulate wind farm voltage for the electrical grid; and, through its Windtec subsidiary, licenses proprietary wind energy system designs to manufacturers of such systems and provides consulting services to the wind industry.

AMSC Superconductors focuses on the manufacturing of HTS wire and coils; the design and development of HTS products, such as power cables, fault current limiters and motors; and the management of large-scale HTS projects, such as HTS power cable system design, manufacturing and installation.

The operating results for the two business segments are as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
Revenues	2007	2006	2007	2006
AMSC Power Systems	$19,186	$6,473	$33,554	$10,021
AMSC Superconductors	2,437	3,127	7,838	13,625

Total	$21,623	$9,600	$41,392	$23,646

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
Operating income (loss)	2007	2006	2007	2006
AMSC Power Systems	$819	$215	$203	$(495)
AMSC Superconductors	(5,427)	(6,094)	(11,877)	(11,614)
Unallocated corporate expenses	(2,581)	(1,598)	(4,245)	(2,806)

Total	$(7,189)	$(7,477)	$(15,919)	$(14,915)

Total assets for the two business segments are as follows (in thousands):

	September 30, 2007	March 31, 2007
AMSC Power Systems	$50,691	$32,911
AMSC Superconductors	59,047	64,198
Cash, marketable securities and restricted cash	122,499	35,324

Total	$232,237	$132,433

The accounting policies of the business segments are the same as those for the consolidated Company, except that certain corporate expenses which the Company does not believe are specifically attributed or allocable to any of the two business segments have been excluded from the segment operating income (loss). Corporate unallocated expenses include stock-based compensation expense of $1.9 million and $1.0 million for the three months ended September 30, 2007 and 2006, respectively, and $3.0 million and $1.8 million for the six months ended September 30, 2007 and 2006, respectively. Corporate unallocated expenses also include the rent and occupancy costs associated with the unoccupied portion of the Company’s Westborough, Massachusetts, corporate headquarters.

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

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12.	Public Offering

On July 25, 2007, the Company completed a public offering of 4.7 million shares of its common stock at $21.25 per share. Net proceeds from the offering (after deducting underwriting discounts and commissions, but before deducting offering expenses) were $94.3 million.

13.	Subsequent Event

On October 25, 2007, the Board of Directors approved a plan, which the Company announced it was considering earlier in the year, to consolidate its operations in Massachusetts. All personnel remaining at the Company’s headquarters in Westborough, Massachusetts will be re-located to its facility in Devens, Massachusetts and the Westborough facility will be closed. The consolidation is expected to result in total restructuring charges for lease termination, relocation, and other costs in the range of $5.5 million to $6.0 million, of which $4.5 million to $5.0 million is expected to be recorded in the last two quarters of the fiscal year ending March 31, 2008, with the majority of these costs expected to be incurred in the third quarter, when the relocation is expected to be substantially completed. The remaining amount is expected to be incurred ratably over the remaining term of the lease on the vacated facility, which expires in May 2009. Of the total restructuring charge, approximately $4.0 to $4.5 million relates to costs associated with terminating the lease, with the remainder for relocation of equipment and employees. All of the restructuring charges will involve cash expenditures.

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

Our cash requirements depend on numerous factors, including successful completion of our product development activities, ability to commercialize our product prototypes, rate of customer and market adoption of our products and the continued availability of U.S. government funding during the product development phase. Significant deviations to our business plan with regard to these factors, which are important drivers to our business, could have a material adverse effect on our operating performance, financial condition, and future business prospects. We expect to pursue the expansion of our operations through internal growth and potential strategic alliances and acquisitions. As of September 30, 2007, we have spent approximately $11.9 million related to our HTS wire manufacturing facility in Devens, Massachusetts. We expect to spend an additional $3.2 million during the fiscal year ending March 31, 2008 on this project.

On January 5, 2007, we completed the acquisition of Windtec Consulting GmbH (Windtec). Windtec is an Austria-based designer and licensor of wind energy systems. Windtec is now a wholly-owned subsidiary and is operated by our AMSC Power Systems business unit. The Windtec purchase price was 1.3 million shares of our common stock, valued at approximately $13.1 million based on a five-day average stock price of $10.08 per share at the time of signing the definitive acquisition agreements and public announcement of the acquisition on November 28, 2006. The shares are subject to a lockup whereby the former sole owner and founder of Windtec may sell only a certain number of shares per year through January 2010. The all-stock transaction also includes an earn-out opportunity with the potential for the issuance of up to an additional 1.4 million shares of our common stock to be granted to the former owner and founder based on the achievement by Windtec of certain revenue growth targets for the years ending March 31, 2008 through March 31, 2011. Beginning on January 5, 2007, Windtec’s results of operations are included in our consolidated financial statements.

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

Revenue.    For certain arrangements, such as prototype development contracts and certain product sales, we record revenues using the percentage-of-completion method, measured by the relationship of costs incurred to total estimated contract costs. We use the percentage-of-completion revenue recognition method when a purchase arrangement meets all of the criteria in Statement of Position 81-1. Percentage-of-completion revenue recognition accounting is predominantly used on certain turnkey power systems installations for electric utilities and long-term prototype development contracts with the U.S. government, such as the 36.5 MW motor contract with the U.S. Navy. We follow this method since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made. However, the ability to reliably estimate total costs at completion is challenging, especially on long-term prototype development contracts, and could result in future changes in contract estimates. Since many contracts extend over a long period of time, revisions in scope and cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to prior-period performance in the current period. Recognition of contract revenues and profit or loss are subject to revisions as the contract work progresses to completion. Revisions in profit or loss estimates are charged to income in the period in which the facts that give rise to the revision become known. During the six months ended September 30, 2007, we recorded an additional $0.2 million related to subcontractor claims to close-out subcontracts related to the Navy 36.5MW motor in addition to the $3.1 million loss recorded in the prior year ended March 31, 2007, as a result of cost overruns and changes in estimates. As of September 30, 2007, we recorded a loss of $3.3 million related to the Navy 36.5 MW motor program. The motor was delivered to the Navy in June 2007.

We recognize revenue for other product sales upon customer acceptance, which can occur at the time of delivery, installation, or post-installation, where applicable, provided persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and the collectibility is reasonably assured. For multiple-element arrangements, we use the residual method to allocate value to the delivered item. Under the residual method, each undelivered item is allocated value based on verifiable objective evidence of fair value for that item and the remainder of the total arrangement price is allocated to the delivered items. For a delivered item to be considered a separate unit of accounting, the delivered item must have value to the customer on a standalone basis, there must be objective and reliable evidence of fair value of the undelivered items in the arrangement and the delivery or performance of the undelivered items must be considered probable and substantially within our control. We do not provide our customers with contractual rights of return for any of our products. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. The determination of what constitutes a significant post-delivery performance obligation (if any post-delivery performance obligations exist) is the primary subjective consideration we systemically evaluate in the context of each product shipment in order to determine whether to recognize revenue on the order or to defer the revenue until all post-delivery performance obligations have been completed.

We occasionally enter into construction contracts that include a performance bond. As these contracts progress, we continually assess the probability of a payout from the performance bond. Should we determine that such a payout is likely, we would record a liability. Under the guidance of EITF 01-09: “Accounting for Consideration Given to a Customer or a Retailer of the Vendor’s Products” we may be required to reduce previously recognized revenue should a liability be recorded. As of September 30, 2007 we have not recorded a liability with respect to performance bonds.

Revenues associated with consulting, training and other similar services are recognized as the services are performed. Royalty revenue is recognized as the royalties are earned.

Deferred revenue and customer deposits include customer advances and amounts that have been billed or contracts that permit billings to occur in advance of contract performance.

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

Inventory.    We write down inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of the inventory and the estimated realizable value based upon assumptions of future demand and market conditions. If actual market conditions are less favorable than those projected, additional inventory write-downs may be required. Program costs may be deferred and recorded as inventory on contracts on which costs are incurred in excess of approved contractual amounts and/or funding, if future recovery of the costs is deemed probable.

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

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48) on April 1, 2007. FIN 48 prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We performed a comprehensive review of our tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, we do not believe that it has included any “uncertain tax positions” in our federal tax return or any of the state or foreign income tax returns we are currently filing or have filed. At the adoption date of April 1, 2007 and September 30, 2007, we had no unrecognized tax benefits. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of the adoption date of April 1, 2007 and September 30, 2007, we had no accrued interest related to uncertain tax positions. We file federal, state and foreign income tax returns. Major tax jurisdictions include the U.S. and Austria. All years from 1991 to the current year remain open and subject to examination in the United States and all years from 2002 to the current year remain open and subject to examination in Austria.

Goodwill.    Goodwill represents the excess of cost over net assets of acquired businesses that are consolidated. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized. In lieu of amortization, we perform an impairment review of our goodwill at least annually in our fourth quarter or when events and changes in circumstances indicate the need for such a detailed impairment analysis. Goodwill is considered impaired when the carrying value of a reporting unit exceeds its estimated fair value. In assessing the recoverability of goodwill, we make assumptions regarding estimated future cash flows and other factors to determine the fair value of the reporting unit. To date, we have determined that goodwill is not impaired, but we could in the future determine that goodwill is impaired, which would result in a charge to earnings.

Acquisition accounting.    We account for acquisitions under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. We allocate the purchase price to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The excess of the purchase price paid by us over the estimated fair value of identifiable net assets acquired is recorded as goodwill.

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

AMSC Power Systems supplies power electronic systems used in wind turbines; produces products to increase electrical grid capacity and reliability and to regulate wind farm voltage for the electrical grid; and, through our Windtec subsidiary, licenses proprietary wind energy system designs to manufacturers of such systems and provides consulting services to the wind industry.

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

Revenues

Total revenues increased by 125% and 75% to $21.6 million and $41.4 million in the three and six months ended September 30, 2007, respectively, from $9.6 million and $23.6 million for the same periods of the prior year, representing increases of $12.0 million and $17.8 million, respectively. Our revenues are summarized as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
Revenues	2007	2006	2007	2006
AMSC Power Systems	$19,186	$6,473	$33,554	$10,021
AMSC Superconductors	2,437	3,127	7,838	13,625

Total	$21,623	$9,600	$41,392	$23,646

Revenues in our AMSC Power Systems unit consist of revenues from D-VAR, PQ-IVR, PQ-SVC, SVC, and PowerModule product sales, service contracts, consulting arrangements and wind energy system prototype development contracts. Revenues in the Power Systems unit increased 196% and 235%, to $19.2 million and

$33.6 million in the three and six months ended September 30, 2007, respectively, from $6.5 million and $10.0 million in the same periods of the prior year, respectively. The increases were driven primarily by the effect of our acquisitions of Windtec and PQS, which contributed $10.8 million and $18.6 million to revenues in the three and six months ended September 30, 2007, respectively. The remainder of the increase was primarily due to higher sales of our PowerModules to support wind technology applications.

Revenues in our AMSC Superconductors business unit consist of contract revenues, HTS wire sales, revenues under the DOE-sponsored project to install an HTS power cable in the transmission grid of LIPA, revenues under a Department of Homeland Security (DHS) sponsored project, named Project HYDRA, to install our Secure Super Grids™ solution in the Manhattan power grid, and prototype development contracts. AMSC Superconductors revenue declined 22% and 42% to $2.4 million and $7.8 million in the three and six months ended September 30, 2007, respectively, from $3.1 million and $13.6 million in the same periods of the prior year, respectively. The decreases were driven primarily by lower revenues from the 36.5 MW motor program for the U.S. Navy as work has been substantially completed on this program. We also experienced a decrease in 1G wire sales, as this product-line has been discontinued. These decreases were partially offset by higher LIPA project revenues and revenues from Project HYDRA in the three and six months ended September 30, 2007.

On April 26, 2006, a contract modification from the Navy on the 36.5 MW motor program was received that provided $13.3 million in additional funding, thereby increasing the contract value to $90.2 million and converting it from a cost-plus-incentive-fee contract to a firm-fixed-price contract. Revenues on this program are recognized on a percentage-of-completion basis and, as such, are subject to adjustments when estimates to complete the program are revised. The revenue decrease of $1.2 million from the prior-year quarter related to the 36.5 MW motor program is due to a lower level of work performed on the motor program in the quarter ended September 30, 2007. During July 2007, we completed this contract and recognized $0.1 million of revenue in the quarter ended September 30, 2007.

On October 13, 2006, we signed a cost-plus-fixed-fee contract valued at $5.3 million with the U.S. Naval Sea Systems Command (NAVSEA) for the design and optimization of HTS ship propulsion motors and power electronic drives. During the quarter ended September 30, 2007, the incremental funding allotted for the initial stage of this contract, which is expected to be completed in the next six months, increased to $2.6 million from $1.9 million. We recognized $0.6 million and $0.9 of revenue during the three and six months ended September 30, 2007, respectively, on this contract under the percentage-of-completion method. We are pursuing additional contracts for HTS motors and generators with the U.S. Navy and our strategic business alliance partner, Northrop Grumman Marine Systems, among others. However, we expect revenues related to motors to be significantly lower in the year ending March 31, 2008 compared to the year ended March 31, 2007 as we delivered the 36.5 MW motor in June 2007 and completed the final phase of the $90.2 million Navy contract.

LIPA project revenues were $0.3 million and $3.5 million for the three and six months ended September 30, 2007, respectively, as compared to $0.5 and $1.0 million for the same periods of the prior year, respectively. The decrease in revenues from the prior-year quarter is due to a decrease in the level of spending as the project nears completion. The increase for the six months ended September 30, 2007 was due to funding limitations that were in place during the same period of the prior year from the DOE. In May 2007, the DOE awarded a contract modification of $4.0 million to cover subcontractor cost growth on the LIPA project, increasing the contract ceiling to $27.5 million.

We anticipate that we will realize additional HTS cable project revenues in the year ending March 31, 2008 from the Project HYDRA contract with Consolidated Edison, Inc., which is being funded by the DHS and was announced on May 21, 2007. DHS is expected to invest up to a total of $25.0 million in the development of a new high temperature superconductor power grid technology to enable Secure Super Grids. Secure Super Grids utilize customized HTS wires, HTS power cables and ancillary controls to deliver more power through the grid while also being able to suppress power surges that can disrupt service. On May 18, 2007, we signed a letter contract valued at $1.7 million, of which DHS provided initial funding of $1.1 million, to commence work on this project. We recognized $0.4 million and $0.6 million in revenue related to the HYDRA project during the three months and six months ended September 30, 2007, respectively. On November 1, 2007, we entered into a second 90 day contract with DHS, covering the period from the expiration of the first 90 contract through November 16, 2007. We are continuing to negotiate the terms and conditions for this multi-party contract. Consolidated Edison and Southwire Company are expected to be subcontractors to us.

Wire sales to other customers decreased to $0.3 million and $0.6 million in the three and six months ended September 30, 2007, respectively, compared to $0.6 million and $1.1 million in the same periods of the prior year, respectively, as a result of lower 1G HTS wire demand as we transition to manufacturing 344 superconductors. We expect wire sales to other customers and contract revenues to decline in the year ending March 31, 2008. We are in the process of installing, testing, and qualifying capital equipment for manufacturing our 344 superconductors, the sales of which are currently constrained by limited manufacturing capacity. We expect to sell limited quantities of 344 superconductors wire while we expand our manufacturing line. We expect to have an annual gross capacity of 720,000 meters of wire at the end of calendar year 2007. We expect to continue to meet near-term customer demand for HTS wire from the approximately 250,000 meters of 1G HTS wire remaining in inventory, of which approximately 170,000 meters remained available for sale as of September 30, 2007.

Cost-sharing funding

In addition to reported revenues, we also received funding of $0.6 million and $1.2 million for the three months and six months ended September 30, 2007, respectively, under U.S. government cost-sharing agreements with the U.S. Air Force and DOE, compared to $0.8 million and $1.5 million for the same periods of the prior year, respectively. The decreases in cost-sharing funding are primarily due to the DOE Wire Initiative program nearing completion. All of our cost-sharing agreements provide funding in support of development work on 344 superconductors being done in the AMSC Superconductors business unit. We anticipate that a portion of our funding in the future will continue to come from cost-sharing agreements as we continue to develop joint programs with government agencies. Backlog as of September 30, 2007 relating to cost-sharing agreements was at $5.1 million. As required by government contract accounting guidelines, funding from government cost-sharing agreements is recorded as an offset to research and development and selling, general and administrative expenses, rather than as revenue.

Costs of Revenue

Costs of revenue increased by 75% and 40%, to $16.0 million and $32.2 million for the three and six months ended September 30, 2007, respectively, compared to $9.1 and $23.0 million for the same periods of the prior year, respectively. Gross margin was 26.0% and 22.2% for the three and six months ended September 30, 2007, respectively, compared to 3.0% and 2.5% for the same periods of the prior year, respectively. The increases in gross margin were due primarily to a higher mix of Power Systems sales as compared to Superconductors sales, which generally have zero or negative gross margins.

Operating Expenses

Research and development

A portion of our R&D expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost-sharing funding. Our R&D expenditures are summarized as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006
R&D expenses per Condensed Consolidated Statements of Operations	$3,792	$3,539	$8,006	$7,601
R&D expenditures reclassified as cost of revenues	3,751	3,407	9,725	12,049
R&D expenditures offset by cost-sharing funding	310	409	631	796

Aggregated R&D expenses	$7,853	$7,355	$18,362	$20,446

R&D expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) increased by 7% and 5% to $3.8 million and $8.0 million in the three and six months ended September 30, 2007, respectively, from $3.5 million and $7.6 million for the same periods of the prior year, respectively. The increases in R&D expenses were driven by the acquisition of PQS, higher stock-based compensation expenses and higher legal costs associated with patent activity. Aggregated R&D expenses, which include amounts classified as costs of revenues and amounts offset by cost-sharing funding increased 7% to $7.9 million for the three months ended September 30, 2007, compared to $7.4 million for the same period a year ago. The increase was driven by the same factors described above. Aggregated R&D expenses decreased 10% to $18.4 million for the six months ended September 30, 2007, compared to $20.4 million for the same period a year ago. The decrease was driven primarily by a lower level of externally funded program costs on the 36.5 MW motor program and a reduction in workforce as a result of the re-alignment of the AMSC Wires and SuperMachines business units in March 2007, partially offset by the added costs from the acquisitions of Windtec and PQS.

Selling, general, and administrative

A portion of the SG&A expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as SG&A expenses). Additionally, a portion of SG&A expenses was offset by cost-sharing funding. Our SG&A expenditures are summarized as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006
SG&A expenses per Condensed Consolidated Statements of Operations	$7,151	$4,418	$13,269	$7,915
SG&A expenditures reclassified as costs of revenues	215	612	579	2,534
SG&A expenditures offset by cost sharing funding	291	385	593	748

Aggregated SG&A expenses	$7,657	$5,415	$14,441	$11,197

SG&A expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) increased by 62% and 68% to $7.2 million and $13.3 million in the three and six months ended September 30, 2007, respectively, from $4.4 million and $7.9 million for the same periods of the prior year, respectively. The increases in SG&A expenses are due primarily to higher expenses associated with stock-based compensation, less absorption of SG&A costs into costs of revenue, and the inclusion of the incremental SG&A from Windtec and PQS in the current year. Aggregated SG&A expenses, which include amounts classified as costs of revenues and amounts offset by cost sharing funding increased 41% and 29% to $7.7 million and $14.4 million for the three and six months ended September 30, 2007, respectively, from $5.4 million and $11.2 million for the same periods of the prior year, respectively. The increases were due primarily to the incremental SG&A from the Windtec and PQS acquisitions, and increased stock compensation expense.

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

Amortization of Acquisition Related Intangibles

We recorded $1.8 million and $2.9 million in the three months and six months ended September 30, 2007, respectively, in amortization related to our contractual relationships/backlog, customer relationships, core technology and know-how, trade names and trademark intangible assets. There was no comparable amount in the prior year. These intangible assets are a result of our Windtec and PQS acquisitions.

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

Our aggregate restructuring charges associated with the Plan were $0.8 million. The restructuring charge was allocated to the AMSC Superconductors operating segment. Of this total, $0.5 million of the restructuring charges were incurred in the prior year and $0.3 million were incurred during the six months ended September 30, 2007. As of September 30, 2007, the plan was substantially completed and the balance of the remaining liability was immaterial to the condensed consolidated financial statements.

As of March 31, 2007, we reclassified our previously impaired first generation wire manufacturing equipment from “Property, Plant and Equipment” to “Assets held for sale”. The estimated salvage value of these assets was $2.2 million as of March 31, 2007. A public auction for the sale of these assets was held in June 2007 and we are currently negotiating private sales to interested parties for the remaining equipment. Based on the recent results of the auction and our work to sell through private sales, we determined that an additional impairment charge of $0.6 million was required during the quarter ended June 30, 2007 to write down the value to its net realizable value. Assets held for sale at September 30, 2007 was $0.9 million, of which $0.7 million had been purchased but not yet shipped to the buyers.

On October 25, 2007 we announced our intention to consolidate operations in Massachusetts. All personnel remaining at our headquarters in Westborough, Massachusetts will be re-located to our facility in Devens, Massachusetts and the Westborough facility will be closed. The consolidation is expected to result in total restructuring charges for lease termination, relocation, and other costs in the range of $5.5 million to $6.0 million, of which $4.5 million to $5.0 million is expected to be recorded in the last two quarters of the fiscal year ending March 31, 2008. The majority of these costs are expected to be incurred in the third quarter, when the relocation is expected to be substantially completed. The remaining amount is expected to be incurred ratably over the remaining term of the lease on the vacated facility, which expires in May 2009. Of the total restructuring charge, approximately $4.0 to $4.5 million relates to costs associated with terminating the lease, with the remainder for relocation of equipment and employees. All of the restructuring charges will involve cash expenditures. Excluding continuing restructuring charges related to the lease, we expect to realize annual savings of approximately $2.5 million per year as a result of this plan beginning in the fourth quarter of fiscal year ending March 31, 2008.

Operating income (loss)

Our operating income (loss) is summarized as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
Operating income (loss)	2007	2006	2007	2006
AMSC Power Systems	$819	$215	$203	$(495)
AMSC Superconductors	(5,427)	(6,094)	(11,877)	(11,614)
Unallocated corporate expenses	(2,581)	(1,598)	(4,245)	(2,806)

Total	$(7,189)	$(7,477)	$(15,919)	$(14,915)

The operating income at AMSC Power Systems increased by $0.6 million and $0.7 million to $0.8 million and $0.2 million in the three and six months ended September 30, 2007, respectively, from an operating income of $0.2 million and an operating loss of $0.5 million in the same periods of the prior year, respectively. The increases were the result of higher gross margins in the quarter ended September 30, 2007 in connection with the increased level of product sales. The increase in gross margin was partially offset by higher SG&A and R&D allocations to support the growth and integration required in AMSC Power Systems due to the recent acquisitions of Windtec and PQS. Amortization expense related to the Windtec and PQS acquisitions was $1.8 million and $2.9 million during the three and six months ended September 30, 2007, respectively.

The operating loss at AMSC Superconductors decreased by $0.7 million and increased by $0.3 million to $5.4 million and $11.9 million in the three and six months ended September 30, 2007, respectively, from an operating loss of $6.1 million and $11.6 million in the same periods of the prior year, respectively. The decrease in the second quarter was largely due to a loss on the 36.5 MW Navy contract of $1.0 million recorded in the second quarter of the prior year, offset by $0.2 million increase in SG&A expense allocations in the current period. The increase in the operating loss for the six months ended September 30, 2007 was primarily a result of a $0.9 million inventory write-off for a SuperVAR synchronous condenser, an asset impairment charge of $0.6 million related to the 1G assets held for sale, offset by a $0.2 million reduction in SG&A expense allocations and the $1.0 million loss in the prior year related to the 36.5 MW Navy contract described above.

Non-operating expenses/Interest income

Interest income increased to $1.2 million and $1.6 million for the three and six months ended September 30, 2007, respectively, from $0.6 million and $1.3 million for the same periods of the prior year, respectively. These increases in interest income reflect higher cash balances available for investment, largely the result of the $94.3 million in net proceeds we received in the stock offering completed on July 25, 2007.

Other income (expense), net, was $(0.2) million and $(1.2) million in the three and six months ended September 30, 2007, respectively, compared to $(0.1) million and $(0.1) million in the same periods of the prior year, respectively. These amounts consisted primarily of a loss on the revaluation of the stock warrant issued in April 2005 to TM Capital Corp., a past financial advisor to us, related to a litigation settlement. The accrued warrant cost will continue to be classified as a current liability in accordance with Emerging Issues Task Force (EITF) Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” until such time as the warrant is exercised or forfeited, and will be marked to market based primarily on the current price and expected volatility of our common stock as of the end of each reporting period. The warrant was re-valued at $2.6 million as of September 30, 2007, resulting in a loss of $0.3 million and $1.3 million for the three months and six months ended September 30, 2007, respectively.

Income Taxes

During the three and six months ended September 30, 2007, we recorded income tax expense of $0.5 million and $0.8 million, respectively, primarily related to foreign taxes. Based on our latest operating plan, we expect to continue to incur operating losses through at least the end of the year ending March 31, 2009 as we continue to devote significant financial resources to our commercialization efforts for 344 superconductors and to our ongoing research and development activities.

Please refer to the “Risk Factors” section below for a discussion of certain factors that may affect our future results of operations and financial condition.

Liquidity and Capital Resources

At September 30, 2007, we had cash, cash equivalents and marketable securities of $118.2 million compared to $35.3 million at March 31, 2007, an increase of $82.9 million. Our cash, cash equivalents and marketable securities are summarized as follows (in thousands):

	September 30, 2007	March 31, 2007
Cash and cash equivalents	$87,139	$15,925
Marketable securities	31,047	19,399

Total cash, cash equivalents, and marketable securities	$118,186	$35,324

The increase in cash and cash equivalents to $87.1 million at September 30, 2007 from $15.9 million at March 31, 2007 was primarily the result of receiving $94.3 million in net proceeds from our July 2007 public offering (see below).

We have generated operating losses since our inception, and expect to continue incurring operating losses until at least until the end of the fiscal year ending March 31, 2009.

For the six months ended September 30, 2007, net cash used by operating activities was $11.5 million compared to a use of $15.5 million by operating activities in the same period a year ago. The improvement in cash used from operations is primarily due to lower net loss excluding non-cash items.

For the six months ended September 30, 2007, net cash used in investing activities was $19.5 million, compared to a use of $7.6 million in the same period a year ago. The increase was driven primarily by the net increase in cash invested in marketable securities.

As of September 30, 2007, we have invested in total approximately $11.9 million in the 344 superconductors production line, and we anticipate spending approximately an additional $3.2 million on this line in the fiscal year ending March 31, 2008. These expenditures are being made to enable us to achieve a gross production capacity of approximately 720,000 meters annually of 344 superconductors in December 2007 on our 4 cm manufacturing technology, and prepare to migrate to the our 10 cm manufacturing technology. We estimate that an additional $28.0 million to $35.0 million of capital expenditures would be needed for a full commercial manufacturing operation with a gross capacity of approximately 9 million meters of wire per year.

For the six months ended September 30, 2007, cash provided by financing activities was $102.0 million compared to $0.9 million in the same period a year ago. On July 25, 2007, we completed a public offering of 4.7 million shares of our common stock at $21.25 per share. Net proceeds from the offering (after deducting underwriting discounts and commissions, but before deducting offering expenses) were $94.3 million. An additional $8.2 million of proceeds from the exercise of stock options was also received during the period.

Although our cash requirements fluctuate based on a variety of factors, including customer adoption of our products and our research and development efforts to commercialize our products, we believe that our available cash will be sufficient to fund our working capital, capital expenditures, and other cash requirements for the next several years.

We also have an unused line of credit of €0.6 million (or approximately $0.8 million) which is available until June 30, 2010.

We had backlog at September 30, 2007 (excluding amounts included in accounts receivable) of approximately $180.3 million from government and commercial customers, compared to $75.1 million at June 30, 2007. Backlog represents the value of contracts and purchase orders received, less the revenue recognized to date on those contracts and purchase orders. The sequential increase in backlog is due to $90.0 million of orders from our largest customer, Sinovel, for wind turbine electrical systems. The current backlog, including $18.3 million on U.S. government contracts, is subject to certain standard cancellation provisions. The current backlog includes approximately $12.1 million of backlog related to DOE awards for a 2G cable installation with LIPA and a fault current limiter project with Southern California Edison, and approximately $0.5 million of the letter contract with DHS, but does not include the remaining $24.0 million of the full contract that is currently being negotiated. Additionally, several of our government contracts are being funded incrementally, and as such, are subject to the future authorization and appropriation of government funding on an annual basis. We have a history of successful performance under incrementally-funded contracts with the government of the backlog amount of $180.3 million as of September 30, 2007, approximately 64% is billable to and potentially collectable from our customers within the next 12 months.

The possibility exists that we may pursue additional acquisition and joint venture opportunities in the future that may affect liquidity and capital resource requirements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined under SEC rules, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating transactions that are not required to be reflected on our balance sheet except as discussed below.

We occasionally enter into construction contracts that include a performance bond. As these contracts progress, we continually assess the probability of a payout from the performance bond. Should we determine that such a payout is likely, we would record a liability. As of September 30, 2007 we have not recorded a liability with respect to performance bonds.

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

Our exposure to market risk through financial instruments, such as investments in marketable securities, is limited to interest rate risk and is not material. Our investments in marketable securities consist primarily of corporate debt instruments and are designed, in order of priority, to preserve principal, provide liquidity, and maximize income. Investments are monitored to limit exposure to mortgage-backed securities and similar instruments responsible for the recent turmoil in the credit markets. Interest rates are variable and fluctuate with current market conditions. We do not believe that a 10% change in interest rates would have a material impact on our financial position or results of operation.

The functional currency of all our foreign entities is the U.S. dollar, except for our Windtec subsidiary for which the local currency (Euro) is the functional currency. We monitor foreign currency exposures, but we currently do not hedge currency risk. Cumulative translation adjustments are excluded from net loss and reported as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in our net loss and have not been material to date. Future operating results could be impacted by material foreign currency fluctuations. In the future, should foreign currency fluctuations become material, management will review options to limit the financial impact to our operations.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II—OTHER INFORMATION

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

We have been focused on research and development activities through the fiscal year ended March 31, 2007. We have incurred net losses in each year since our inception. Our net loss was $16.3 million for the six months ended September 30, 2007, $34.7 million for the fiscal year ended March 31, 2007, $30.9 million for the fiscal year ended March 31, 2006 and $19.7 million for the fiscal year ended March 31, 2005. Our accumulated deficit as of September 30, 2007 was $401.4 million. We expect to continue to incur operating losses until at least the end of the fiscal year ending March 31, 2009, and we cannot be certain that we will ever achieve profitability.

We had cash, cash equivalents and marketable securities totaling $118.2 million at September 30, 2007. We believe our available cash, cash equivalents and marketable securities will be sufficient to fund our working capital, capital expenditures and other cash requirements for the next several years. However, we may need additional funds if our performance deviates significantly from our current business plan, if there are significant changes in competitive or other market factors, or if unforeseen circumstances arise. Such funds may not be available, or may not be available under terms acceptable to us.

A significant portion of our revenues are derived from a single customer.

Revenue growth in the six months ended September 30, 2007 is being driven largely by our acquisitons, particularly Windtec. Windtec’s largest customer is Sinovel Wind, in China. For the six months ended September 30, 2007, Sinovel accounted for approximately 52% of our total revenues. If Sinovel cancelled contracts, or discontinued future purchases from us, we might be unable to replace the related revenues. This would have a serious negative impact on our operating results and finacial position.

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

At September 30, 2007, we had approximately $180.3 million of backlog. There can be no assurances that the revenue we expect to generate from our backlog will be realized in the periods we expect to realize such revenue, or at all. In addition, the backlog of orders, if realized, may not result in profitable revenue. Backlog represents the value of contracts and purchase orders received, less the revenue recognized to date on those contracts and purchase orders. Our customers have the right under some circumstances and with some penalties or consequences to terminate, reduce or defer firm orders that we have in backlog. In addition, our government contracts are subject to the risks described below. If our customers terminate, reduce or defer firm orders, we may be protected from certain costs and losses, but our sales will nevertheless be adversely affected and we may not generate the revenue we expect. Although we strive to maintain ongoing relationships with our customers, there is an ongoing risk that orders may be cancelled or rescheduled due to fluctuations in our customers’ business needs or purchasing budgets.

Our contracts with the U.S. government are subject to audit, modification or termination by the U.S. government, and the continued funding of such contracts remains subject to annual congressional appropriation which, if not approved, could adversely affect our results of operations and financial condition.

As a company that contracts with the U.S. government, we are subject to financial audits and other reviews by the U.S. government of our costs and performance, accounting and general business practices relating to these contracts. Based on the results of these audits, the U.S. government may adjust our contract-related costs and fees. We cannot be certain that adjustments arising from government audits and reviews would not have a material adverse effect on our results of operations. Some of our contracts with the U.S. government are on a firm fixed price basis and, as such, are subject to more financial risk in the event of unanticipated cost overruns. For example, in Fiscal 2006 we announced that we had higher than planned costs in connection with a fixed price contract with the Navy.

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

In July 2007, we learned that the United States House of Representatives’ Committee on Energy and Commerce (the “Committee”) and its Subcommittee on Oversight and Investigations has sent a letter to the United States Department of Homeland Security (DHS) indicating that it is reviewing the origins of the sole source contract that DHS awarded to American Superconductor and Consolidated Edison for a project to develop electricity grids in New York City that can withstand major disruptions. As we previously announced, we signed a letter contract on this project on May 18, 2007 with DHS worth $1.7 million, of which DHS will fund $1.1 million. On November 1, 2007, we entered into a second 90 day contract with DHS, covering the period from the expiration of the first 90 contract through November 16, 2007. Total project costs are estimated to be $39.3 million with DHS providing up to $25.0 million of the total project cost.

We have also learned that the Committee sent a letter to the Department of the Navy seeking information and documents regarding completed contracts between the U.S. Navy and us.

The Committee did not state the reason for its review of these matters. On August 2, 2007, we received a letter requesting that we provide certain information to the Committee. We believe we have complied with the committee’s request for information.

Negotiations between us and the DHS regarding the final contract are continuing. While we continue to expect to successfully complete this contract, there can be no assurance that we will do so.

We are becoming increasingly reliant on contracts that require the issuance of performance bonds.

While we have been required to obtain performance bonds in the form of surety bonds or letters of credit in the past, the size of the bonds was not material. Recently, we have entered into contracts which require us to post bonds of significant magnitude. In many instances we are required to deposit cash in escrow accounts as collateral for these instruments which is unavailable to us for general use for significant periods of time. Should we be unable to obtain performance bonds in the future, significant future potential contract revenue could become unavailable to us. Further, should our working capital situation deteriorate, we would not be able to access the escrowed cash to meet working capital requirements.

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

Our power electronic products, such as D-VAR, SVC, or static VAR compensators, or STATCOMS and PQ-SVC products, compete with a variety of other power reliability products such as dynamic voltage restorers, or DVRs, flywheels, battery-based power quality systems and competing power electronic converter systems. The manufacturers of products that compete with our power electronic products and PowerModule products include ABB, Alstom, Mitsubishi Electric, S&C Electric and Siemens.

Our Windtec business faces competition for the supply of wind turbine engineering design services from design engineering firms, such as Garrad Hassan, and from licensors of wind turbine systems, such as Aerodyn, DeWind and REpower. We also face indirect competition in the wind energy market from manufacturers of wind energy systems, such as Gamesa, General Electric, Suzlon and Vestas.

The stand-alone FCL products that we are developing in collaboration with Siemens face competition from several competitors developing alternative solutions, including Beijing Superconductor, Hypertech, Hyundai, Innopower, KEPRI, LS Industrial Systems, Nexans, Rolls-Royce, SC Power, SuperPower and Toshiba. The HTS motor and generator products that we are developing face competition from copper wire-based motors and generators, from permanent magnet motors that are being developed, including by DRS Technologies, and from companies developing HTS rotating machinery, including Converteam, Doosan Heavy Industries & Construction, General Electric, Ishikawajima-Harima Heavy Industries Co., Rockwell and Siemens. Research efforts and technological advances made by others in the superconductor field, in the wind energy market or in other areas with applications to the power quality and reliability markets may render our development efforts obsolete.

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

We completed our acquisition of Windtec, an Austrian-based company, on January 5, 2007 and we are expanding our sales and service operations in Austria and the Asia-Pacific region, including a new operation in China. We expect our revenue and operations outside the United States will continue to expand in the future. Our international operations are subject to a variety of risks that we do not face in the U.S., including:

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

Pursuant to the 2007 Director Stock Plan, we issued 20,000 unregistered shares of our common stock to Directors on August 3, 2007. The shares of our common stock issued to the Directors were issued in reliance on the exemption from the registration provision of Section 4(2) of the Securities Act of 1933, as amended, relating to sales by the issuer not involving any public offering.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were voted upon at our Annual Meeting of Stockholders held on August 3, 2007:

1.	Election of Directors

Proposal	Votes For	Votes Withheld
Gregory J. Yurek	29,750,007	301,930
Vikram S. Budhraja	29,816,789	235,148
Peter O. Crisp	29,779,437	272,500
Richard Drouin	27,894,306	2,157,631
David R. Oliver, Jr.	29,835,568	216,369
John B. Vander Sande	29,766,356	285,581
John W. Wood	29,827,269	224,668

2.	Approval of 2007 Stock Incentive Plan

Votes For	Votes Against	Abstentions	Broker Non-Votes
12,179,458	5,458,674	129,481	12,284,327

3.	Approval of 2007 Director Stock Plan

Votes For	Votes Against	Abstentions	Broker Non-Votes
16,101,268	1,525,302	141,043	12,284,327

4.	Ratification of Independent Registered Public Accounting Firm

Votes For	Votes Against	Abstentions	Broker Non-Votes
29,739,118	244,959	67,862	0

Please see our Proxy Statement filed with the Securities and Exchange Commission (SEC) on July 2, 2007 in connection with the Company’s Annual Meeting of Stockholders on August 3, 2007 for a description of the matters voted on.

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

AMERICAN SUPERCONDUCTOR CORPORATION

Date November 9, 2007	/s/ DAVID A. HENRY
David A. Henry
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	2007 Stock Incentive Plan (1)

10.2	Form of Incentive Stock Option Agreement Under 2007 Stock Incentive Plan (1)

10.3	Form of Nonstatutory Stock Option Agreement Under 2007 Stock Option Plan (1)

10.4	Form of Restricted Stock Agreement Regarding Awards to Executive Officers (1)

10.5	Form of Restricted Stock Agreement Regarding Awards to Employees (1)

10.6	2007 Director Stock Plan (1)

10.7	Form of Nonstatutory Stock Option Agreement Under 2007 Director Stock Plan (1)

10.8	Severance Agreement Between the Registrant and David A. Henry (1)

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

(1)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on August 9, 2007 (Commission File No. 000-19672