Form 10-Q
period 2007-12-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2008-02-07
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2007

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-19672

American Superconductor Corporation

(Exact name of registrant as specified in its charter)

Delaware	04-2959321
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

64 Jackson Road

Devens, Massachusetts 01434

(Address of principal executive offices, including zip code)

(978) 842-3000

(Registrant’s telephone number, including area code)

Two Technology Drive

Westborough, MA 01581

(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	41,499,901
Class	Outstanding as of February 4, 2008

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2007	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$71,331	$15,925
Marketable securities	36,489	19,399
Accounts receivable, net	25,877	18,053
Inventory	8,137	6,853
Prepaid expenses and other current assets	11,190	1,505
Deferred tax assets	—	514

Total current assets	153,024	62,249
Property, plant and equipment, net	53,434	49,928
Goodwill	8,326	5,126
Other intangibles, net	11,377	12,849
Other assets	7,464	2,281

Total assets	$233,625	$132,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$27,215	$23,532
Deferred revenue and customer deposits	5,893	3,775
Deferred tax liabilities	267	—

Total current liabilities	33,375	27,307
Non-current liabilities:
Deferred revenue and customer deposits	2,580	867
Deferred tax liabilities	1,313	2,518
Other liabilities	100	120

Total liabilities	37,368	30,812
Stockholders’ equity:
Common stock	414	350
Additional paid-in capital	602,659	486,194
Deferred contract costs—warrant	(9)	(13)
Accumulated other comprehensive income	1,883	145
Accumulated deficit	(408,690)	(385,055)

Total stockholders’ equity	196,257	101,621

Total liabilities and stockholders’ equity	$233,625	$132,433

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006
Revenues	$32,624	$9,452	$74,016	$33,098

Costs and expenses:
Costs of revenue	22,537	11,451	54,728	34,496
Research and development	3,956	4,099	11,962	11,700
Selling, general and administrative	7,737	4,112	21,006	12,027
Amortization of acquisition related intangibles	1,634	—	4,568	—
Restructuring and impairments	2,910	—	3,821	—

Total costs and expenses	38,774	19,662	96,085	58,223

Operating loss	(6,150)	(10,210)	(22,069)	(25,125)
Interest income	1,342	510	2,892	1,779
Other income (expense), net	(1,393)	154	(2,558)	100

Loss before income tax expense	(6,201)	(9,546)	(21,735)	(23,246)
Income tax expense	1,108	—	1,900	—

Net loss	$(7,309)	$(9,546)	$(23,635)	$(23,246)

Net loss per common share
Basic and Diluted	$(0.18)	$(0.29)	$(0.61)	$(0.71)

Weighted average number of common shares outstanding
Basic and Diluted	40,882	32,966	38,464	32,890

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the three months ended December 31,		For the nine months ended December 31,
	2007	2006	2007	2006
Net loss	$(7,309)	$(9,546)	$(23,635)	$(23,246)

Other comprehensive income
Foreign currency translation	563	3	1,535	4
Unrealized gains on investments	80	4	203	123

Other comprehensive income	643	7	1,738	127

Comprehensive loss	$(6,666)	$(9,539)	$(21,897)	$(23,119)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the nine months ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(23,635)	$(23,246)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	8,169	3,058
Stock-based compensation expense	4,358	2,719
Stock-based compensation expense—non-employee	242	159
Impairment charges on long-lived assets	757	—
Inventory write-down charges	933	—
Re-valuation of warrant	2,482	(111)
Change in deferred income taxes	(634)	—
Other non-cash items	215	58
Changes in operating asset and liability accounts, excluding the effect of acquisition:
Accounts receivable	(9,033)	(2,361)
Inventory	(1,662)	(781)
Prepaid expenses and other current assets	(2,359)	(47)
Accounts payable and accrued expenses	(316)	2,730
Deferred revenue	2,982	1,084

Net cash used in operating activities	(17,501)	(16,738)
Cash flows from investing activities:
Purchase of property, plant and equipment	(6,321)	(7,927)
Proceeds from the sale of property, plant and equipment	1,182	52
Purchase of marketable securities	(167,262)	(58,414)
Proceeds from the maturity of marketable securities	150,375	60,268
Increase in restricted cash	(12,501)	—
Acquisition costs, net of cash acquired in acquisition of Power Quality Systems, Inc.	(102)	—
Purchase of intangible assets	(749)	—
Change in other assets	22	(697)

Net cash used in investing activities	(35,356)	(6,718)
Cash flows from financing activities:
Proceeds from secondary public offering, net	93,606	—
Proceeds from issuances of common stock, net	13,974	1,133

Net cash provided by financing activities	107,580	1,133

Effect of exchange rate changes on cash and cash equivalents	683	—

Net increase (decrease) in cash and cash equivalents	55,406	(22,323)
Cash and cash equivalents at beginning of period	15,925	35,171

Cash and cash equivalents at end of period	$71,331	$12,848

Supplemental schedule of cash flow information:
Issuance of common stock in connection with the purchase of Power Quality Systems, Inc.	$4,349	—

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

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the Securities and Exchange Commission’s (SEC) instructions to Form 10-Q. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those instructions. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended December 31, 2007 and 2006 and the financial position at December 31, 2007. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

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

The accompanying unaudited statements of operations reflects an adjustment to decrease costs of revenue and increase research and development expense by $0.7 million in the three and nine months ended December 31, 2007, respectively, that is not included in the unaudited statement of operations furnished to the SEC on Form 8-K, filed on January 31, 2008.

2.	Stock-Based Compensation

The Company accounts for its stock-based compensation under the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments.” The following table summarizes employee stock-based compensation expense under SFAS 123(R) by financial statement line item for the three and nine months ended December 31, 2007 and 2006 (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006
Costs of revenue	$140	$111	$376	$279
Research and development	261	228	764	660
Selling, general and administrative	934	581	3,218	1,780

Total	$1,335	$920	$4,358	$2,719

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The total unrecognized compensation cost for unvested employee stock-based compensation awards outstanding, net of forfeitures, was $8.6 million at December 31, 2007. This expense will be recognized over a weighted-average expense period of 1.6 years.

The assumptions used in the Black-Scholes valuation model for stock options granted during the three and nine months ended December 31, 2007 and 2006 are as follows:

	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006
Expected volatility	64.1%	61.1%	58.9%	62.2%
Risk-free interest rate	3.6%	4.6%	4.7%	4.7%
Expected life (years)	5.3	5.8	5.3	5.8
Dividend yield	None	None	None	None

The expected volatility rate was estimated based on an equal weighting of the historical volatility of the Company’s common stock and the implied volatility of the Company’s traded options. The expected term was estimated based on an analysis of the Company’s historical experience of exercise, cancellation, and expiration patterns. The risk-free interest rate is based on five-year U.S. Treasury rates. The Company has applied an annual forfeiture rate of 13.79% as of December 31, 2007. This analysis is re-evaluated periodically and the forfeiture rate is adjusted as necessary.

3.	Computation of Net Loss per Common Share

Basic earnings per share (EPS) is computed by dividing net earnings (loss) by the weighted- average number of common shares outstanding for the period. Diluted EPS is computed by dividing the net earnings (loss) by the weighted average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. For the three and nine months ended December 31, 2007 and 2006, common equivalent shares of 4.3 million and 4.8 million shares respectively, were not included in the calculation of diluted EPS as they were considered anti-dilutive.

The following table reconciles the numerators and denominators of the earnings per share calculation for the three and nine months ended December 31, 2007 and 2006 (in thousands, except per share data):

	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006
Numerator:
Net loss	$(7,309)	$(9,546)	$(23,635)	$(23,246)
Denominator:
Weighted-average shares of common stock outstanding	41,234	33,418	38,820	33,229
Weighted-average shares subject to repurchase	(352)	(452)	(356)	(339)

Shares used in per-share calculation—basic and diluted	40,882	32,966	38,464	32,890

Net loss per common share—basic and diluted:	$(0.18)	$(0.29)	$(0.61)	$(0.71)

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4.	Inventory

The components of inventory are as follows (in thousands):

	December 31, 2007	March 31, 2007
Raw materials	$1,521	$759
Work-in-progress	3,805	2,694
Finished goods	2,447	2,227
Deferred program costs	364	1,173

Net inventory	$8,137	$6,853

Finished goods inventory includes the cost of products shipped to customers on contracts for which revenue is deferred until final customer acceptance.

Deferred program costs of $0.4 million as of December 31, 2007 represent costs incurred primarily on wind turbine development programs where the Company needs to achieve certain milestones on these programs before revenue can be recognized.

Deferred program costs of $1.2 million as of March 31, 2007 primarily represent $1.1 million of costs incurred in excess of funding on a Department of Energy (DOE) sponsored program to install an HTS power cable in the transmission grid of the Long Island Power Authority (LIPA). These program costs were inventoried because future funding sufficient to recover these deferred costs was deemed probable. In May 2007, DOE awarded the Company a contract modification of $4.0 million to cover additional subcontractor costs on the LIPA project which increased the contract ceiling to $27.5 million and the deferred program costs were expensed when the corresponding revenue was recognized.

During the quarter ended June 30, 2007, the Company wrote-off $0.9 million of finished goods related to the SuperVAR synchronous condenser the Company had planned to ship to a customer during the year. This write-off was due to management’s decision to cease investing in this technology and the customer’s agreement to terminate the contract. The write-off was included in Costs of revenue for the AMSC Superconductors business unit.

5.	Income Taxes

The Company recorded income tax expense of $1.1 million and $1.9 million for the three and nine months ended December 31, 2007, respectively, related primarily to foreign taxes. The Company has provided a valuation allowance against all current or deferred income tax assets in the U.S. because of the net operating losses incurred by the Company since its inception.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), on April 1, 2007. FIN 48 prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company performed a comprehensive review of its tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company does not believe that it has included any “uncertain tax positions” in its federal tax return or any of the

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

state or foreign income tax returns it is currently filing or has filed. At the adoption date of April 1, 2007 and as of December 31, 2007, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of the adoption date of April 1, 2007 and December 31, 2007, the Company had no accrued interest related to uncertain tax positions. The Company files federal, state and foreign income tax returns. Major tax jurisdictions include the U.S. and Austria. All years from the Company’s March 31, 2005 income tax filings to the current year remain open and subject to examination in the United States and all years from 2002 to the current year remain open and subject to examination in Austria.

Section 382 of the Internal Revenue Code of 1986, as amended (the IRC), limits the amount of net operating loss (NOL) and general business tax credit carryforwards that a corporation may deduct from its income if the corporation has undergone an ownership change. The Company’s utilization of NOL and general business tax credit carryforwards may be subject to the substantial annual limitations imposed by Section 382 of the IRC due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and general business tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in an ownership change, as defined by Section 382, or could result in an ownership change in the future upon subsequent disposition. The Company has not completed a study to assess whether there have been multiple ownership changes since the Company’s formation due to the significant complexity and cost associated with such study. If the Company has experienced an ownership change at any time since the Company’s formation, utilization of the Company’s NOL or general business tax credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the NOL or general business tax credit carryforwards before utilization. Until a study is completed and any limitation known, no NOL or general business tax credit carryforward amounts are being presented as uncertain tax positions under FIN 48.

6.	Commitments and Contingencies

In April 2005, the Company issued to TM Capital (which subsequently assigned it to Provident Premier Master Fund, Ltd.) a common stock purchase warrant for 0.2 million shares of the Company’s common stock, exercisable for a five-year term, with an exercise price of $9.50 per share (the “Warrant”). The Warrant was re-valued at $3.8 million as of December 31, 2007, resulting in a loss of $1.2 million and $2.5 million for the three and nine months ended December 31, 2007, respectively (reported in Other income (expense) in the Unaudited Condensed Consolidated Statements of Operations). The Warrant will be marked-to-market until such time as the Warrant is exercised or forfeited. The following Black-Scholes assumptions were used:

	December 31, 2007	March 31, 2007
Expected volatility	60.5%	49.9%
Risk-free interest rate	3.3%	4.8%
Contractual life (years)	2.3	3.0

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

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of March 31, 2007, the Company had an outstanding performance bond in the form of a bank guarantee for €0.1 million (approximately $0.1 million) issued on behalf of the Company’s Windtec subsidiary in connection with a contract to provide power electronics for a Chinese customer. This performance bond expired on June 30, 2007. A new performance bond was issued for €0.9 million (approximately $1.2 million) on April 25, 2007. This performance bond expired in January 2008. Negotiations are underway to extend this performance bond to January 2009. During the three months ended September 30, 2007, the Company entered into two new performance bonds with the same customer for a total of €0.2 million (approximately $0.3 million). In the event that the payment is made in accordance with the requirements of these performance bonds, the Company would record the payment as an offset to revenue. To secure the performance bonds, the Company has €0.75 million (approximately $1.1 million) in restricted cash classified as Other Assets.

During the nine months ended December 31, 2007, the Company entered into several long-term construction contracts with electric utilities that required the Company to obtain performance bonds. The Company is required to deposit an amount equivalent to some or all of the face amount of the performance bonds into an escrow account until the termination of the bond.

At December 31, 2007, $7.3 million of restricted cash was recorded in Prepaid expenses and other current assets and $5.2 million of restricted cash was recorded in Other assets.

The Company also has an unused line of credit of €0.6 million (or approximately $0.9 million) which is available until June 30, 2010. This line of credit is secured with accounts receivable.

Product Warranty

The Company generally provides a one-year warranty on its power electronic converters, commencing upon installation. A provision is recorded upon revenue recognition to Costs of revenue for estimated warranty expense based on historical experience.

Product warranty activity was as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006
Balance at beginning of period	$1,621	$650	$1,582	$563
Accruals for warranties	815	218	1,841	510
Settlements and adjustments relating to pre-existing warranties	(899)	(108)	(1,886)	(313)

Balance at end of period	$1,537	$760	$1,537	$760

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.	Cost-Sharing Arrangements

The Company has entered into several cost-sharing arrangements with various agencies of the United States government. Funds paid to the Company under these agreements are not reported as revenues but are used to directly offset the Company’s research and development (R&D) and selling, general and administrative (SG&A) expenses, and to purchase capital equipment.

Costs incurred and funding received under these contracts is as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006
Costs incurred	$1,388	$1,819	$4,313	$5,411
Funding received	$543	$746	$1,766	$2,290

8.	Acquisitions

Acquisition of Power Quality Systems, Inc.

On April 27, 2007, the Company acquired Power Quality Systems, Inc. (PQS) for $4.5 million as described below. Located in Pennsylvania, PQS offers reactive compensation products known as Static VAR Compensators, or SVCs, based on its proprietary thyristor switch technology. These products enhance the reliability of power transmission and distribution grids and improve the quality of power for manufacturing operations. PQS was integrated into the AMSC Power Systems business unit. The acquisition has been accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”, (SFAS No. 141). The Company allocated the purchase price to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition. The excess of the purchase price of $2.8 million paid by the Company over the estimated fair value of net assets acquired has been recorded as goodwill. Goodwill represents the value associated with the acquired workforce and synergies related to the merger of the two companies. The Company estimated the fair value of the intangible assets at $2.3 million, which consisted of contractual relationships and backlog of $0.1 million, customer relationships of $0.6 million and core-technology and know-how of $1.6 million.

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

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Unaudited Pro Forma Operating Results for the Acquisition of Windtec Consulting GmbH

On January 5, 2007, the Company acquired Windtec Consulting GmbH, a corporation incorporated according to the laws of Austria (Windtec). The following table presents the unaudited pro forma consolidated results of operations of the Company for the three and nine months ended December 31, 2006, as if the acquisition of Windtec was completed as of April 1, 2006 (in thousands):

	Three months ended December 31, 2006	Nine months ended December 31, 2006
Revenues	$12,541	$42,609
Net loss	$(9,600)	$(23,892)
Basic and diluted loss per common share amounts:
Net loss	$(0.28)	$(0.70)

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

Restructurings

On March 26, 2007, the Company’s Board of Directors approved a restructuring plan (the Fiscal 2006 Plan) to reduce future operating costs and to transition its high temperature superconductor products to the manufacturing stage by consolidating the Company’s AMSC Wires, SuperMachines and Power Electronic Systems business segments into two operating segments: AMSC Superconductors and AMSC Power Systems.

The Company’s aggregate restructuring charges associated with the Fiscal 2006 Plan were $0.8 million. These charges consisted of severance, relocation and lease termination costs. The restructuring charge was allocated to the AMSC Superconductors operating segment. Of this total, $0.5 million of the restructuring charges were incurred during the quarter ended March 31, 2007 and $0.3 million were incurred during the nine months ended December 31, 2007. As of December 31, 2007, the plan was substantially completed.

On October 25, 2007, the Company’s Board of Directors approved a restructuring plan (the Fiscal 2007 Plan) to reduce operating costs through the closure of its Westborough, Massachusetts facility and the consolidation of operations, including its corporate headquarters, into its Devens, Massachusetts facility.

The following table presents the accrued restructuring liability for the Fiscal 2007 Plan for the quarter ended December 31, 2007 (in thousands). The accrued restructuring liability is reflected in accounts payable and accrued expenses as of December 31, 2007.

	Restructuring Expense	Liability as of December 31, 2007
Lease termination costs	$2,193	$2,469
Relocation and other facility closing costs	595	301

Total	$2,788	$2,770

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The accrued restructuring liability as of December 31, 2007 consists of lease termination, relocation and facility closing costs. Included as an offset to termination costs is a sublease assumption of $1.3 million. This amount primarily represents the discounted fair value of estimated sublease income over the remaining term of the lease, which expires on May 31, 2009. If the Company is unable to sublease its facility, the total maximum costs associated with this plan are expected to be in the range of $5.0 million to $5.5 million. Lease termination costs as of December 31, 2007 include a reduction to expense of approximately $0.3 million for the write-off of deferred rent associated with the facility. Costs for relocation and other facility closing costs are expected to be paid by the end of the second quarter of the fiscal year ending March 31, 2009.

Impairments

As of March 31, 2007, the Company reclassified its previously impaired first generation wire manufacturing equipment from “Property, Plant and Equipment” to “Assets held for sale”. The estimated salvage value of these assets was $2.2 million as of March 31, 2007. A public auction for the sale of these assets was held in June 2007 and private sales were negotiated with interested parties for the remaining equipment. Based on the results of the auction and the Company’s recent work to sell through private sales, the Company determined that additional impairment charges of $0.1 million and $0.7 million were required during the three and nine months ended December 31, 2007, respectively, to write down the value to its net realizable value.

10.	Business Segment Information

The Company reports its financial results in two reportable business segments: AMSC Superconductors and AMSC Power Systems.

AMSC Power Systems supplies power electronic systems used in wind turbines; produces products to increase electrical grid capacity and reliability and to regulate wind farm voltage for the electrical grid; and, through its AMSC Windtec subsidiary, licenses proprietary wind energy system designs to manufacturers of such systems and provides consulting services to the wind industry.

AMSC Superconductors focuses on the manufacturing of HTS wire and coils; the design and development of HTS products, such as power cables, fault current limiters and motors; and the management of large-scale HTS projects, such as HTS power cable system design, manufacturing and installation.

The operating results for the two business segments are as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
Revenues	2007	2006	2007	2006
AMSC Power Systems	$28,936	$7,118	$62,490	$17,139
AMSC Superconductors	3,688	2,334	11,526	15,959

Total	$32,624	$9,452	$74,016	$33,098

	Three months ended December 31,		Nine months ended December 31,
Operating income (loss)	2007	2006	2007	2006
AMSC Power Systems	$4,101	$439	$4,304	$(56)
AMSC Superconductors	(5,595)	(9,321)	(17,473)	(20,936)
Unallocated corporate expenses	(4,656)	(1,328)	(8,900)	(4,133)

Total	$(6,150)	$(10,210)	$(22,069)	$(25,125)

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Total assets for the two business segments are as follows (in thousands):

.	December 31, 2007	March 31, 2007
AMSC Power Systems	$53,180	$32,911
AMSC Superconductors	60,124	64,198
Cash, marketable securities and restricted cash	120,321	35,324

Total	$233,625	$132,433

The accounting policies of the business segments are the same as those for the consolidated Company, except that certain corporate expenses which the Company does not believe are specifically attributed or allocable to any of the two business segments have been excluded from the segment operating income (loss). Corporate unallocated expenses include stock-based compensation expense of $1.3 million and $0.9 million for the three months ended December 31, 2007 and 2006, respectively, and $4.4 million and $2.7 million for the nine months ended December 31, 2007 and 2006, respectively. For the three and nine months ended December 31, 2007, corporate unallocated expenses also includes $2.8 million of restructuring charges to close the Company’s Westborough, Massachusetts corporate headquarters. For the three and nine months ended December 31, 2007 and 2006, corporate unallocated expenses also included the rent and occupancy costs associated with the unoccupied portion of the Company’s Westborough, Massachusetts corporate headquarters.

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

Our HTS wire addresses constraints on the power grid by increasing the electric current carrying capacity of the transmission cables comprising these power grids and by providing current limiting functionality in cables and stand alone devices. In addition, our HTS wire, when incorporated into primary electrical equipment such as motors and generators, can provide increased manufacturing and operating savings due to a significant reduction in the size and weight of this equipment. Also, our power electronic converters increase the quantity, quality and reliability of electric power that is transmitted by electric utilities or consumed by large industrial entities.

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

We started initial production of 344 superconductors, our brand name for what is generically known as second generation or “2G” HTS wire, in November 2007. Our gross production capacity is approximately 720,000 meters of 344 superconductors per year.

On July 25, 2007, we completed a public offering of 4.7 million shares of our common stock at $21.25 per share. Net proceeds from the offering (after deducting underwriting discounts and commissions, but before deducting offering expenses) were $94.3 million.

Our cash requirements depend on numerous factors, including successful completion of our product development activities, ability to commercialize our product prototypes, rate of customer and market adoption of our products and the continued availability of U.S. government funding during the product development phase. Significant deviations to our business plan with regard to these factors, which are important drivers to our business, could have a material adverse effect on our operating performance, financial condition, and future business prospects. We expect to pursue the expansion of our operations through internal growth and potential strategic alliances and acquisitions. As of December 31, 2007, we have spent approximately $13.8 million related to our HTS wire manufacturing facility in Devens, Massachusetts. We expect to spend an additional $1.8 million during the fiscal year ending March 31, 2008 on this project.

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

Revenue.    For certain arrangements, such as prototype development contracts and certain product sales, we record revenues using the percentage-of-completion method, measured by the relationship of costs incurred to total estimated contract costs. We use the percentage-of- completion revenue recognition method when a purchase arrangement meets all of the criteria in Statement of Position 81-1. Percentage-of-completion revenue recognition accounting is predominantly used on certain turnkey power systems installations for electric utilities and long-term prototype development contracts with the U.S. government. We follow this method since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made. However, the ability to reliably estimate total costs at completion is challenging, especially on long-term prototype development contracts, and could result in future changes in contract estimates. Since many contracts extend over a long period of time, revisions in scope and cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to prior-period performance in the current period. Recognition of contract revenues and profit or loss are subject to revisions as the contract work progresses to completion. Revisions in profit or loss estimates are charged to income in the period in which the facts that give rise to the revision become known. During the nine months ended December 31, 2007, we recorded an additional $0.3 million related to subcontractor claims to close-out subcontracts related to the Navy 36.5MW motor in addition to the $3.1 million loss recorded in the prior year ended March 31, 2007, as a result of cost overruns and changes in estimates. As of December 31, 2007, we recorded a loss of $3.4 million related to the Navy 36.5 MW motor program. The motor was delivered to the Navy in June 2007.

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

We occasionally enter into construction contracts that include a performance bond. As these contracts progress, we continually assess the probability of a payout from the performance bond. Should we determine that such a payout is likely, we would record a liability. Under the guidance of EITF 01-09, “Accounting for Consideration Given to a Customer or a Retailer of the Vendor’s Products,” we would reduce revenue to the extent a liability is recorded. As of December 31, 2007 we have not recorded a liability with respect to performance bonds. Restricted cash used as collateral for performance bonds was $12.0 million at December 31, 2007.

Revenues associated with consulting, training and other similar services are recognized as the services are performed. Royalty revenue is recognized as the royalties are earned.

Deferred revenue and customer deposits include customer advances and amounts that have been billed or contracts that permit billings to occur in advance of contract performance.

Long-Lived Assets.    We periodically evaluate our long-lived assets consisting principally of fixed and intangible assets for potential impairment under Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We perform these evaluations whenever events or circumstances suggest that the carrying amount of an asset or group of assets is not recoverable. Our judgments regarding the existence of impairment indicators are based on market and operational performance. Indicators of potential impairment include:

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

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48) on April 1, 2007. FIN 48 prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We performed a comprehensive review of our tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, we do not believe that it has included any “uncertain tax positions” in our federal tax return or any of the state or foreign income tax returns we are currently filing or have filed. At the adoption date of April 1, 2007 and as of December 31, 2007, we had no unrecognized tax benefits. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of the adoption date of April 1, 2007 and December 31, 2007, we had no accrued interest related to uncertain tax positions. We file federal, state and foreign income tax returns. Major tax jurisdictions include the U.S. and Austria. All years from our March 31, 2005 income tax filings to the current year remain open and subject to examination in the United States and all years from 2002 to the current year remain open and subject to examination in Austria.

Section 382 of the Internal Revenue Code of 1986, as amended (the IRC), limits the amount of net operating loss (NOL) and general business tax credit carryforwards that a corporation may deduct from its income if the corporation has undergone an ownership change. Our utilization of NOL and general business tax credit carryforwards may be subject to the substantial annual limitations imposed by Section 382 of the IRC due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and general business tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three year period. Since our formation, we have raised capital through the issuance of capital stock which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in an ownership change, as defined by Section 382, or could result in an ownership change in the future upon subsequent disposition. We have not completed a study to assess whether there have been multiple ownership changes since our formation due to the significant complexity and cost associated with such study. If we have experienced an ownership change at any time since our formation, utilization of our NOL or general business tax credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the NOL or general business tax credit carryforwards before utilization. Until a study is completed and any limitation known, no NOL or general business tax credit carryforward amounts are being presented as uncertain tax positions under FIN 48.

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

Results of Operations

On March 26, 2007, in connection with the Board of Directors’ approval of the Fiscal 2006 restructuring plan, we began operating and reporting our financial results to the Chief Executive Officer in two reportable business segments: AMSC Superconductors and AMSC Power Systems. Accordingly, we recast our prior year business segment financial information to conform to the new segment presentation.

AMSC Power Systems supplies power electronic systems used in wind turbines; produces products to increase electrical grid capacity and reliability and to regulate wind farm voltage for the electrical grid; licenses proprietary wind energy system designs to manufacturers of such systems and provides consulting services to the wind industry.

During the fourth quarter of the year ended March 31, 2007, we acquired Windtec and integrated the business into our AMSC Power Systems business unit. Results of AMSC Windtec’s operations are included in our consolidated results from the date of acquisition on January 5, 2007.

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

Revenues

Total revenues increased by 245% and 124% to $32.6 million and $74.0 million in the three and nine months ended December 31, 2007, respectively, from $9.5 million and $33.1 million for the same periods of the prior year. Our revenues are summarized as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
Revenues	2007	2006	2007	2006
AMSC Power Systems	$28,936	$7,118	$62,490	$17,139
AMSC Superconductors	3,688	2,334	11,526	15,959

Total	$32,624	$9,452	$74,016	$33,098

Revenues in our AMSC Power Systems unit consist of revenues from D-VAR, PQ-IVR, PQ-SVC, SVC, and PowerModule product sales, service contracts, consulting arrangements and wind energy system prototype development contracts. We also offer to engineer, install and commission our products in a turnkey solution for our customers. Revenues in the Power Systems unit increased 307% and 265%, to $28.9 million and $62.5 million in the three and nine months ended December 31, 2007, respectively, from $7.1 million and $17.1 million in the same periods of the prior year, respectively. The increases were driven primarily by the effect of our acquisitions of Windtec and PQS, which contributed $14.9 million and $33.5 million to revenues in the three and nine months ended December 31, 2007, respectively. The remainder of the increases were primarily due to higher sales related to new turnkey power systems projects as well as additional sales of our PowerModules to support wind technology applications.

Revenues in our AMSC Superconductors business unit consist of contract revenues, HTS wire sales, revenues under government sponsored electric utility projects, and other prototype development contracts. AMSC Superconductors revenue increased 58% to $3.7 million in the three months ended December 31, 2007 from $2.3 million in the same period of the prior year. The increase in revenue for the three months ended December 31, 2007 was primarily due to new Project HYDRA revenue, offset in part by lower Navy related revenue, which was higher in the prior year due to work performed on the 36.5MW motor program. AMSC Superconductors revenue decreased 28% to $11.5 million in the nine months ended December 31, 2007 from $16.0 million in the same period of the prior year. The decrease for the nine months ended December 31, 2007 was driven primarily by lower revenues from the 36.5 MW motor program for the U.S. Navy as work has been substantially completed on this program. We also experienced a decrease in 1G wire sales, as this product-line was discontinued. These decreases were partially offset by higher LIPA project revenues and revenues from Project HYDRA.

On April 26, 2006, a contract modification from the Navy on the 36.5 MW motor program was received that provided $13.3 million in additional funding, thereby increasing the contract value to $90.2 million and converting it from a cost-plus-incentive-fee contract to a firm-fixed-price contract. Revenues on this program were recognized on a percentage-of-completion basis and, as such, were subject to adjustments when estimates to complete the program were revised. Revenue related to the 36.5 MW motor program decreased by $0.8 million and $9.7 million in the three and nine months ended December 31, 2007, respectively, as compared to the prior periods, as a result of completing the work on this program during July 2007.

On October 13, 2006, we signed a cost-plus-fixed-fee contract valued at $5.3 million with the U.S. Naval Sea Systems Command (NAVSEA) for the design and optimization of HTS ship propulsion motors and power electronic drives. During the nine months ended December 31, 2007, the incremental funding allotted for the initial stage of this contract, which is expected to be completed in the next quarter, increased to $2.6 million from $1.9 million. We recognized $0.8 million and $1.6 million of revenue during the three and nine months ended December 31, 2007, respectively, on this contract under the percentage-of-completion method compared with $0.2 million for the three and nine months ended December 31, 2006. We are pursuing additional contracts for

HTS motors and generators with the U.S. Navy and our strategic business alliance partner, Northrop Grumman Marine Systems, among others. However, we expect revenues related to motors to be significantly lower in the year ending March 31, 2008 compared to the year ended March 31, 2007 as we delivered the 36.5 MW motor in June 2007 and completed the final phase of the $90.2 million Navy contract.

LIPA-1 project revenues were $0.1 million and $3.6 million for the three and nine months ended December 31, 2007, respectively, as compared to $0.4 and $1.4 million for the same periods of the prior year, respectively. The decrease in revenues from the prior-year quarter is due to a decrease in the level of spending as the project nears completion. The increase for the nine months ended December 31, 2007 was due to funding limitations that were in place during the same period of the prior year from the DOE. In May 2007, the DOE awarded a contract modification of $4.0 million to cover subcontractor cost growth on the LIPA-1 project, increasing the contract ceiling to $27.5 million. The DOE is currently in the process of finalizing the definitization on two more projects that were awarded to us in September 30, 2007. The first project relates to an extension of an HTS power cable system powered by our 2G HTS wire (branded as 344 superconductors) in the Long Island Power Authority power grid (LIPA-2). The second project relates to developing and performing in-grid testing of a three-phase 115-kV fault current limiter (FCL) using our superconductors. Currently we have committed funding of $1.9 million on LIPA-2 and $1.6 million on FCL while we complete the definitization on these financial assistance awards. We expect to receive future funding totaling $4.8 million and $3.1 million, respectively, for the first phases of these two projects. We have recognized $0.1 million of revenue on the LIPA-2 and $0.3 million on the FCL project in the three and nine month periods ended December 31, 2007.

We are realizing additional HTS cable project revenues in the year ending March 31, 2008 from the Project HYDRA contract with Consolidated Edison, Inc., which is being funded by the DHS and was announced on May 21, 2007. DHS is expected to invest up to a total of $24.9 million in the development of a new high temperature superconductor power grid technology to enable Secure Super Grids. Secure Super Grids utilize customized HTS wires, HTS power cables and ancillary controls to deliver more power through the grid while also being able to suppress power surges that can disrupt service. While the final contract was being negotiated, we had been working under letter contracts with DHS. The latest letter contract dated December 7, 2007 provides for a cumulative contract value of $5.9 million, of which $3.8 million is being funded by DHS to commence work on this project. This latest letter contract expired on January 22, 2008. On January 22, 2008, we executed the final contract with DHS which obligated funds for the project of up to $5.8 million out of the $24.9 million awarded. We recognized $1.7 million and $2.3 million in revenue related to the HYDRA project during the three and nine months ended December 31, 2007, respectively. Consolidated Edison and Southwire Company are the subcontractors to us on this project.

Wire sales to other customers decreased to $0.4 million and $0.9 million in the three and nine months ended December 31, 2007, respectively, compared to $0.6 million and $1.7 million in the same periods of the prior year, respectively, as a result of lower 1G HTS wire demand as we transition to manufacturing 344 superconductors. We started initial production of our 344 superconductors in November 2007. We have installed equipment with an annual gross capacity of 720,000 meters of wire as of the end of calendar year 2007. We expect to continue to meet near-term customer demand for HTS wire from the recently installed manufacturing line for 344 superconductors and the approximately 244,000 meters of 1G HTS wire remaining in inventory, of which approximately 170,000 meters remained available for sale as of December 31, 2007.

A substantial portion of our revenues are derived from one customer, Sinovel Wind, a manufacturer of wind energy systems based in China. Sales to Sinovel represented 53% and 52% of our consolidated total revenues for the three and nine months ended December 31, 2007, respectively. There were no comparable sales to Sinovel in the same periods during fiscal 2006.

Cost-sharing funding

In addition to reported revenues, we also received funding of $0.5 million and $1.8 million for the three months and nine months ended December 31, 2007, respectively, under U.S. government cost-sharing agreements with the U.S. Air Force and DOE, compared to $0.7 million and $2.3 million for the same periods of the prior year, respectively. The decreases in cost-sharing funding are primarily due to the DOE Wire Initiative program nearing completion. All of our cost-sharing agreements provide funding in support of development work on 344 superconductors being done in the AMSC Superconductors business unit. We anticipate that a portion of our funding in the future will continue to come from cost-sharing agreements as we continue to develop joint programs with government agencies. Backlog as of December 31, 2007 relating to cost-sharing agreements was at $4.5 million. Funding from government cost-sharing agreements is recorded as an offset to research and development and selling, general and administrative expenses, rather than as revenue.

Costs of Revenue

Costs of revenue increased by 97% and 59%, to $22.5 million and $54.7 million for the three and nine months ended December 31, 2007, respectively, compared to $11.5 and $34.5 million for the same periods of the prior year, respectively. Gross margin was 30.9% and 26.1% for the three and nine months ended December 31, 2007, respectively, compared to (21.1)% and (4.2)% for the same periods of the prior year, respectively. The increases in gross margin were due primarily to a higher mix of Power Systems sales as compared to Superconductors sales. In addition, AMSC Superconductors costs of revenue in the prior year quarter included a $1.9 million charge for costs incurred in excess of the then current contract ceiling on the LIPA-1 project and a $1.6 million charge for the 36.5MW motor program for additional losses in connection with a technical delay on the project.

Operating Expenses

Research and development

A portion of our R&D expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost-sharing funding. Our R&D expenditures are summarized as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006
R&D expenses per Condensed Consolidated Statements of Operations	$3,956	$4,099	$11,962	$11,700
R&D expenditures reclassified as cost of revenues	2,608	5,181	12,333	17,231
R&D expenditures offset by cost-sharing funding	280	385	910	1,180

Aggregated R&D expenses	$6,844	$9,665	$25,205	$30,111

R&D expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) decreased by 3% to $4.0 million for the three months ended December 31, 2007 from $4.1 million for the same period of the prior year. The decrease in R&D expenses was driven by a reduction in workforce as a result of the re-alignment of the AMSC Wires and SuperMachines business units in March 2007, partially offset by the added costs from the acquisitions of Windtec and PQS and additional internal product development costs in our Power Systems business unit. R&D expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) increased by 2% to $12.0 million for the nine months ended December 31, 2007 from $11.7 million for the same period of the prior year. The increase is a result of less R&D reclassified into cost of revenues to support government funded programs, as well as the factors described above. Aggregated R&D expenses, which include amounts classified as costs of revenues and amounts offset by cost-sharing funding, decreased 29% and 16% to $6.8 and $25.2 million for the three and nine months ended

December 31, 2007, respectively, compared to $9.7 million and $30.1 million for the same periods a year ago, respectively. The decrease for the three months ended December 31, 2007 was driven by the same factors described above and a lower level of externally funded program costs on the 36.5MW motor program as the motor was completed in July 2007. The decrease for the nine months ended December 31, 2007 was driven primarily by a lower level of externally funded program costs on the 36.5 MW motor program, as well as the factors described above.

Selling, general, and administrative

A portion of the SG&A expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as SG&A expenses). Additionally, a portion of SG&A expenses was offset by cost-sharing funding. Our SG&A expenditures are summarized as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006
SG&A expenses per Condensed Consolidated Statements of Operations	$7,737	$4,112	$21,006	$12,027
SG&A expenditures reclassified as costs of revenues	172	770	751	3,304
SG&A expenditures offset by cost sharing funding	263	361	856	1,109

Aggregated SG&A expenses	$8,172	$5,243	$22,613	$16,440

SG&A expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) increased by 88% and 75% to $7.7 million and $21.0 million in the three and nine months ended December 31, 2007, respectively, from $4.1 million and $12.0 million for the same periods of the prior year, respectively. The increases in SG&A expenses are due primarily to higher expenses associated with stock-based compensation, less absorption of SG&A costs into costs of revenue, higher payroll expenses due to headcount growth and variable compensation costs and the inclusion of the incremental SG&A from Windtec and PQS in the current year. Aggregated SG&A expenses, which include amounts classified as costs of revenues and amounts offset by cost sharing funding, increased 56% and 38% to $8.2 million and $22.6 million for the three and nine months ended December 31, 2007, respectively, from $5.2 million and $16.4 million for the same periods of the prior year, respectively. The increases were due primarily to the incremental SG&A from the Windtec and PQS acquisitions, increased stock compensation expense and higher payroll expenses due to headcount growth and variable compensation costs.

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

Amortization of acquisition related intangibles

We recorded $1.6 million and $4.6 million in the three months and nine months ended December 31, 2007, respectively, in amortization related to our contractual relationships/backlog, customer relationships, core technology and know-how, trade names and trademark intangible assets. There was no comparable amount in the prior year. These intangible assets are a result of our Windtec and PQS acquisitions.

Restructuring and impairments

On October 25, 2007, our Board of Directors approved a restructuring plan (the “Fiscal 2007 Plan”) to reduce operating costs through the closure our last remaining facility in Westborough, Massachusetts and the consolidation of operations there, including our corporate headquarters, into our Devens, Massachusetts facility. No headcount reductions were associated with this plan.

Aggregate restructuring charges associated with the Fiscal 2007 Plan are expected to be in the range of $5.0 million to $5.5 million, of which $2.8 million was recorded in the third quarter of fiscal year ending March 31, 2008. The third quarter charge primarily represents costs associated with the write-off of the present value of the remaining lease payments, net of assumed sublease income, and costs associated with the relocation of people and equipment to our Devens facility. If no tenant is found to sublease the premises, additional restructuring charges for unrealized sublease income will be incurred through the end of the lease in May 2009. The aggregate expected charge above assumes the facility is not subleased. All restructuring charges associated with the Fiscal 2007 Plan are expected to be cash charges.

Excluding potential continuing restructuring charges associated with our Westborough lease through May 2009, we expect to realize annual cost savings from the Fiscal 2007 Plan of approximately $2.5 million per year beginning in the fourth quarter of fiscal 2007.

On March 26, 2007, our Board of Directors approved a restructuring plan (the “Fiscal 2006 Plan”) to reduce operating costs and to transition our high temperature superconductor products to the manufacturing stage by consolidating AMSC Wires, SuperMachines and Power Electronic Systems business segments into two operating segments: AMSC Superconductors and AMSC Power Systems. We consolidated our manufacturing operations by closing one of our two Westborough, Massachusetts facilities, moving operations from that facility into the Devens, Massachusetts plant, and reducing headcount by 37 employees.

Our aggregate restructuring charges associated with the Fiscal 2006 Plan were $0.8 million. The restructuring charge was allocated to the AMSC Superconductors operating segment. Of this total, $0.5 million of the restructuring charges were incurred in the prior year and $0.3 million were incurred during the nine months ended December 31, 2007. As of December 31, 2007, the plan was substantially completed and the balance of the remaining liability was immaterial to the condensed consolidated financial statements.

As of March 31, 2007, we reclassified our previously impaired first generation wire manufacturing equipment from “Property, Plant and Equipment” to “Assets held for sale”. The estimated salvage value of these assets was $2.2 million as of March 31, 2007. A public auction for the sale of these assets was held in June 2007 and private sales were negotiated with interested parties for the remaining equipment. Based on the results of the auction and our recent work to sell through private sales, we determined that additional impairment charges of $0.1 million and $0.7 million were required during the three and nine months ended December 31, 2007, respectively, to write down the value of the assets to their net realizable value. Assets held for sale at December 31, 2007 were immaterial to our condensed consolidated financial statements.

Operating income (loss)

Our operating income (loss) is summarized as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
Operating income (loss)	2007	2006	2007	2006
AMSC Power Systems	$4,101	$439	$4,304	$(56)
AMSC Superconductors	(5,595)	(9,321)	(17,473)	(20,936)
Unallocated corporate expenses	(4,656)	(1,328)	(8,900)	(4,133)

Total	$(6,150)	$(10,210)	$(22,069)	$(25,125)

The operating income at AMSC Power Systems increased to $4.1 million and $4.3 million in the three and nine months ended December 31, 2007, respectively, from an operating income of $0.4 million and an operating loss of $0.1 million in the same periods of the prior year, respectively. The increases were the result of higher sales. This was partially offset by higher SG&A and R&D costs resulting from the Windtec and PQS acquisitions, including amortization of acquisition related intangibles and higher operating expenses in support of the revenue growth in AMSC Power Systems. Amortization expense related to the Windtec and PQS acquisitions was $1.6 million and $4.6 million during the three and nine months ended December 31, 2007, respectively.

The operating loss at AMSC Superconductors decreased to $5.6 million and $17.5 million in the three and nine months ended December 31, 2007, respectively, from operating losses of $9.3 million and $20.9 million in the same periods of the prior year, respectively. The decrease in the third quarter was largely due to a loss on the 36.5 MW Navy contract of $1.6 million and a loss on the LIPA-1 contract of $1.9 million recorded in the prior year as well as lower R&D as a result of the re-alignment of the AMSC Wires and SuperMachines business units. The decrease in the operating loss for the nine months ended December 31, 2007 was primarily a result of the contract losses in the prior year described above and lower operating expenses as a result of the re-alignment of the AMSC Wires and SuperMachines business units and lower corporate allocations, offset in part by charges for the write-off for a SuperVAR synchronous condenser and an asset impairment charge related to the 1G assets held for sale.

Non-operating expenses/Interest income

Interest income increased to $1.3 million and $2.9 million for the three and nine months ended December 31, 2007, respectively, from $0.5 million and $1.8 million for the same periods of the prior year, respectively. These increases in interest income reflect higher cash balances available for investment, largely the result of the $94.3 million in net proceeds we received in the stock offering completed on July 25, 2007.

Other expense, net, was $1.4 million and $2.6 million in the three and nine months ended December 31, 2007, respectively, compared to other income, net of $0.2 million and $0.1 million in the same periods of the prior year, respectively. The current fiscal year amounts consisted primarily of a loss on the revaluation of the stock warrant issued in April 2005 related to a litigation settlement. The warrant was re-valued at $3.8 million as of December 31, 2007, resulting in a loss of $1.2 million and $2.5 million for the three months and nine months ended December 31, 2007, respectively. The Warrant will be marked-to-market until such time as the Warrant is exercised or forfeited.

Income Taxes

During the three and nine months ended December 31, 2007, we recorded income tax expense of $1.1 million and $1.9 million, respectively, primarily related to foreign taxes.

Based on our latest operating plan, we expect to continue to incur operating losses through at least the end of the fiscal year ending March 31, 2009 as we continue to devote significant financial resources to our commercialization efforts for 344 superconductors and to our ongoing research and development activities.

Please refer to the “Risk Factors” section below for a discussion of certain factors that may affect our future results of operations and financial condition.

Liquidity and Capital Resources

At December 31, 2007, we had cash, cash equivalents and marketable securities of $107.8 million compared to $35.3 million at March 31, 2007, an increase of $72.5 million. Our cash, cash equivalents and marketable securities are summarized as follows (in thousands):

	December 31, 2007	March 31, 2007
Cash and cash equivalents	$71,331	$15,925
Marketable securities	36,489	19,399

Total cash, cash equivalents, and marketable securities	$107,820	$35,324

The increase in cash and cash equivalents and marketable securities to $107.8 million at December 31, 2007 from $35.3 million at March 31, 2007 was primarily the result of receiving $94.3 million in net proceeds from our July 2007 public offering (see below).

We have generated operating losses since our inception, and expect to continue incurring operating losses until at least until the end of the fiscal year ending March 31, 2009.

For the nine months ended December 31, 2007, net cash used by operating activities was $17.5 million compared to a use of $16.7 million by operating activities in the same period a year ago. The increase in cash used by operations is due to higher cash used for working capital, primarily an increase in accounts receivable, offset by a lower net loss excluding non-cash items.

For the nine months ended December 31, 2007, net cash used in investing activities was $35.4 million, compared to a use of $6.7 million in the same period a year ago. The increase was driven primarily by the net increase in cash invested in marketable securities and an increase in restricted cash used as collateral for performance bonds issued on turnkey projects.

As of December 31, 2007, we have invested in total approximately $13.8 million in the 344 superconductors production line, and we anticipate spending approximately an additional $1.8 million on this line in the fiscal year ending March 31, 2008. These expenditures are being made to enable us to achieve a gross production capacity of approximately 720,000 meters annually of 344 superconductors on our 4 cm manufacturing technology and prepare to migrate to our 10 cm manufacturing technology. We estimate that an additional $28.0 million to $35.0 million of capital expenditures would be needed for a full commercial manufacturing operation with a gross capacity of approximately 9 million meters of wire per year.

For the nine months ended December 31, 2007, cash provided by financing activities was $107.6 million compared to $1.1 million in the same period a year ago. On July 25, 2007, we completed a public offering of 4.7 million shares of our common stock at $21.25 per share. Net proceeds from the offering (after deducting underwriting discounts and commissions, but before deducting offering expenses) were $94.3 million. An additional $14.0 million of proceeds from the exercise of stock options was also received during the period.

Although our cash requirements fluctuate based on a variety of factors, including customer adoption of our products and our research and development efforts to commercialize our products, we believe that our available cash will be sufficient to fund our working capital, capital expenditures, and other cash requirements for the next several years.

We also have an unused line of credit of €0.6 million (or approximately $0.9 million), which is available until June 30, 2010.

We had backlog at December 31, 2007 (excluding amounts included in accounts receivable) of approximately $168.1 million from government and commercial customers, compared to $180.3 million at September 30, 2007. Backlog represents the value of contracts and purchase orders received, less the revenue recognized to date on those contracts and purchase orders. The sequential decrease in backlog is due to a slower period for new orders, and the reduction of backlog driven by record revenue in the third quarter. The current backlog, including $17.6 million on U.S. government contracts, is subject to certain standard cancellation provisions. The current backlog includes approximately $11.6 million related to DOE awards for a 2G cable installation with LIPA and a fault current limiter project with Southern California Edison, and approximately $1.5 million of the letter contract with DHS, but does not include the remaining $21.1 million of the full contract value that was awarded on January 22, 2008. Additionally, several of our government contracts are being funded incrementally, and as such, are subject to the future authorization and appropriation of government funding on an annual basis. We have a history of successful performance under incrementally-funded contracts with the government.

Of the backlog amount of $168.1 million as of December 31, 2007, approximately 72% is billable to and potentially collectable from our customers within the next 12 months.

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

We occasionally enter into construction contracts that include a performance bond. As these contracts progress, we continually assess the probability of a payout from the performance bond. Should we determine that such a payout is likely, we would record a liability. As of December 31, 2007 we have not recorded a liability with respect to performance bonds.

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

The functional currency of all our foreign entities is the U.S. dollar, except for our AMSC Windtec and China subsidiaries for which the local currency (Euro and Yuan, respectively) is the functional currency. We monitor foreign currency exposures, but we currently do not hedge currency risk. Cumulative translation adjustments are excluded from net loss and reported as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in our net loss and have not been material to date. Future operating results could be impacted by material foreign currency fluctuations. In the future, should foreign currency fluctuations become material, management will review options to limit the financial impact to our operations.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

We have been focused on research and development activities through the fiscal year ended March 31, 2007. We have incurred net losses in each year since our inception. Our net loss was $23.6 million for the nine months ended December 31, 2007, $34.7 million for the fiscal year ended March 31, 2007, $30.9 million for the fiscal year ended March 31, 2006 and $19.7 million for the fiscal year ended March 31, 2005. Our accumulated deficit as of December 31, 2007 was $408.7 million. We expect to continue to incur operating losses until at least the end of the fiscal year ending March 31, 2009, and we cannot be certain that we will ever achieve profitability.

We had cash, cash equivalents and marketable securities totaling $107.8 million at December 31, 2007. We believe our available cash, cash equivalents and marketable securities will be sufficient to fund our working capital, capital expenditures and other cash requirements for the next several years. However, we may need additional funds if our performance deviates significantly from our current business plan, if there are significant changes in competitive or other market factors, or if unforeseen circumstances arise. Such funds may not be available, or may not be available under terms acceptable to us.

A significant portion of our revenues are derived from a single customer.

Revenue growth in the nine months ended December 31, 2007 is being driven largely by our acquisitons, particularly Windtec. AMSC Windtec’s largest customer is Sinovel Wind, in China. For the nine months ended December 31, 2007, Sinovel accounted for approximately 52% of our total revenues. If Sinovel cancelled contracts, or discontinued future purchases from us, we might be unable to replace the related revenues. This would have a serious negative impact on our operating results and finacial position.

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

We are developing commercial-scale manufacturing processes for our 344 superconductors, which, while very different from our 1G HTS wire manufacturing processes, are also extremely complex and challenging. In November 2007, we started intital production of our 344 superconductors and completed installing the manufacturing line capable of an annual capacity of 720,000 meters. However, in order to be able to offer our wire at pricing that we believe will be commercially competitive, we estimate that we will need to develop the capacity to manufacture nine million meters of our 344 superconductors annually. We believe it will cost between approximately $28 million and $35 million to purchase and install additional equipment to achieve this commercial scale manufacturing capability. We may not be able to manufacture satisfactory commercial quantities of 344 superconductors of consistent quality with an acceptable yield and cost. Failure to successfully scale up manufacturing of our 344 superconductors would result in a significant limitation of the broad market acceptance of our HTS products and of our future revenue and profit potential.

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

At December 31, 2007, we had approximately $168.1 million of backlog. There can be no assurances that the revenue we expect to generate from our backlog will be realized in the periods we expect to realize such revenue, or at all. In addition, the backlog of orders, if realized, may not result in profitable revenue. Backlog represents the value of contracts and purchase orders received, less the revenue recognized to date on those contracts and purchase orders. Our customers have the right under some circumstances and with some penalties or consequences to terminate, reduce or defer firm orders that we have in backlog. In addition, our government contracts are subject to the risks described below. If our customers terminate, reduce or defer firm orders, we may be protected from certain costs and losses, but our sales will nevertheless be adversely affected and we may not generate the revenue we expect. Although we strive to maintain ongoing relationships with our customers, there is an ongoing risk that orders may be cancelled or rescheduled due to fluctuations in our customers’ business needs or purchasing budgets.

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

In July 2007, we learned that the United States House of Representatives’ Committee on Energy and Commerce (the “Committee”) and its Subcommittee on Oversight and Investigations has sent a letter to the United States Department of Homeland Security (DHS) indicating that it is reviewing the origins of the sole source contract that DHS awarded to American Superconductor and Consolidated Edison for a project to develop electricity grids in New York City that can withstand major disruptions. Prior to entering into a final contract with DHS on January 22, 2008, we had been operating under a series of letter contracts with DHS. The cumulative value of the contract is $39.1 million, of which $24.9 million is being funded by DHS. As of January 22, 2008, DHS has provided us with $5.8 million of funding of the expected $24.9 million. We expect the contract to continue to be incrementally funded subject to govermental approvals through September 2010.

The Committee also sent a letter to the Department of the Navy in July 2007 seeking information and documents regarding completed contracts between the U.S. Navy and us.

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

Our power electronic products, such as D-VAR, or STATCOMS, SVC, or static VAR compensators, and PQ-SVC products, compete with a variety of other power reliability products such as dynamic voltage restorers, or DVRs, flywheels, battery-based power quality systems and competing power electronic converter systems. The manufacturers of products that compete with our power electronic products and PowerModule products include ABB, Alstom, Mitsubishi Electric, S&C Electric and Siemens.

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

Issuer Purchases of Equity Securities

The following table summaries repurchases of our common stock by us during the quarter ended December 31, 2007. No repurchases occurred during the periods not included in this table. We have not publicly announed any programs to repurchase shares of common stock.

Period	Total Number of Shares Purchased		Average Price Paid per Share
11/01/07–11/30/07	20,000	(1)	$0.01	(2)

(1)	Represents repurchase of unvested restricted shares of common stock from a departed executive officer.

(2)	Pursuant to the applicable restricted stock agreement, the per share price applicable to the repurchase of unvested restricted shares of common stock was the par value of our shares of common stock, or $0.01 per share.

ITEM 6.	EXHIBITS

See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SUPERCONDUCTOR CORPORATION

Date February 7, 2008	/s/ DAVID A. HENRY
David A. Henry
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated By-laws of the Registrant (1)

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Chief Executive Officer—Certification pursuant to Rule13a-14(b) or Rule 15d- 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d- 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on January 30, 2008 (Commission File No. 000-19672