Form 10-K
period 2008-03-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2008-05-29
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission file number 000-19672

American Superconductor Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-2959321
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

Sixty Four Jackson Road Devens, Massachusetts	01434
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (978) 842-3000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on September 28, 2007, based on the closing price of the shares of Common Stock on the Nasdaq Global Market on that date ($20.48 per share) was $827.7 million.

Number of shares outstanding of the registrant’s Common Stock, as of May 27, 2008 was 42,000,381.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Form 10-K Part

Definitive Proxy Statement with respect to the Annual Meeting of Stockholders for the fiscal year ended March 31, 2008, to be filed with the Securities and Exchange Commission no later than July 29, 2008.

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

The demand for clean and renewable sources of electricity, such as wind energy, and the demand for modernized, “intelligent” power grid infrastructure are being driven globally by a variety of factors. These factors include increasing electricity usage, power grid capacity constraints, fossil fuel price volatility, and harmful levels of pollution and greenhouse gases. In addition, our growing digital-based economy demands better power reliability and quality. Concerns about these factors have led to increased spending by corporations and supportive government regulations and initiatives on local, state, national and global levels, including renewable portfolio standards, tax incentives and international treaties.

We conduct our operations through two business units:

•

AMSC Power Systems. AMSC Power Systems (“Power Systems”) produces a broad range of products to increase electrical grid capacity and reliability; supplies electrical systems used in wind turbines; sells power electronic products that regulate wind farm voltage to enable their interconnection to the power grid; licenses proprietary wind turbine designs to manufacturers of such systems; provides consulting services to the wind industry; and offers products that enhance power quality for industrial operations.

•

AMSC Superconductors. AMSC Superconductors (“Superconductors”) manufactures HTS wire and coils; designs and develops HTS products, such as power cables, fault current limiters and motors; and manages large-scale HTS projects.

Our fiscal year begins on April 1 and ends on March 31. This document refers to fiscal 2007, which is the period beginning on April 1, 2007 and concluding on March 31, 2008. Likewise, fiscal 2006 began on April 1, 2006 and concluded on March 31, 2007. Other fiscal years follow similarly.

Competitive Strengths

Our competitive strengths position us well to execute on our growth plans in the markets we serve.

•

Technology Leadership and Engineering Expertise. We are a technology leader in the development of power electronics and HTS wire-based solutions for the wind energy and power grid markets. As of March 31, 2008, we owned more than 415 patents and patent applications worldwide, and had rights through exclusive and non-exclusive licenses to more than 360 additional patents and patent applications. Our technology and manufacturing know-how, customer and product knowledge and patent portfolio provide us with a strong competitive position. We employ more than 20 years of development expertise toward the design and commercialization of new products and solutions and toward the implementation of proprietary manufacturing processes.

•	Sophisticated, Flexible Product Design. Our products are highly flexible, and their sophisticated design allows for a high degree of customization. These products leverage our proprietary software and hardware combinations that enable us to configure our power converters to efficiently and quickly meet the specific requirements of customers in a diverse range of markets. Furthermore, our proprietary HTS wire design and product engineering capabilities enable products with superior performance when compared to other market alternatives. Our wire design, for instance, allows us to tailor the lamination of our HTS wire to meet the electrical and mechanical performance requirements of widely varying end-use applications.

•

Highly Scalable, Low Cost Manufacturing Platform. Our proprietary manufacturing technique for 344 superconductors, which is our brand name for what is generically known as second generation (2G) HTS wire, is modular in nature, which we believe will allow us to readily expand manufacturing capacity at a relatively low incremental cost. All of the equipment we have installed for the 344 superconductors manufacturing line is designed with the capability to process either 4 cm or 10 cm wide strips, which will allow us to increase gross capacity by 2.5 times without significant additional capital expenditures when we migrate from 4 cm to 10 cm production in the future. We believe our capacity expansion on this manufacturing line will eventually enable us to manufacture this wire at approximately one-fifth the cost of our first generation (1G) HTS wire, which we no longer manufacture.

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

•

Highly Experienced Management and Technical Team. Senior management has over 150 years of cumulative energy technologies experience. This team is composed of veterans of the electrical equipment, utility and wind power markets and is backed by our 382 employees worldwide as of March 31, 2008, 22 of whom held Ph.D.s in materials science, physics, metallurgy, engineering or other fields.

Strategy

Our strategy is to drive revenue growth and enhance operating results by increasing adoption of our products.

•

Target High-Growth Segments with Commercial Products. We target high-growth segments of the power and utility industry. Our Power Systems offerings are designed to meet the needs of the wind energy market, which is expected to grow by at least 20 percent annually through 2010, according to the Global Wind Energy Council (GWEC). Our HTS and grid-support solutions fill the needs of capacity-constrained transmission assets globally and address the demand for more reliable, secure and efficient transmission and distribution assets. Edison Electric Institute, the association of U.S. shareholder-owned electric companies, expects investment in the transmission grid to increase from $6.3 billion in 2005 to $10.2 billion in 2010.

•

Pursue Overseas Markets. We are increasingly focusing our sales efforts on overseas markets and have been successful in targeting business in emerging economies, such as China, India and South Korea. We also have built significant sales momentum in countries where dynamic voltage standards for wind farms have been put in place, such as Australia, Canada, New Zealand and the United Kingdom. In fiscal 2007, which ended March 31, 2008, 74 percent of our revenues came from sales outside the United States compared with 47 percent the prior fiscal year. In support of this expansion, we maintain operations in Austria, China and the United States and sales and service support centers in Germany and Singapore.

•

Anticipate Customer Needs in the Development of System-Level Solutions. We develop close working relationships with our customers that enable us to provide customized solutions and identify opportunities to employ our products. Our Network Solutions team collects and analyzes data regarding our customers’ systems—from entire power grids to wind farms to manufacturing operations dependent on premium quality power. For example, our Network Solutions team carries out dynamic simulations for customers on the effects power grid disturbances may have on grid reliability under all operating conditions. They then can quantify how the incorporation of volt-amp-reactive (VAR) solutions, such as static VAR compensators (SVCs) and dynamic VAR (D-VAR) systems, and advanced technologies, such as HTS cables and fault current limiters (FCLs), can improve power grid operations. The group performs similar analyses to determine the optimum power quality solutions for industrial manufacturing sites and wind farms.

•

Strengthen Our Technology Leadership While Lowering Cost. We work continuously to strengthen our leadership position in terms of reliability, cost and total product offering. We interact with our customers and suppliers not only to improve the performance and efficiency of our Power Systems solutions, but also to reduce material and manufacturing costs. In addition, we maintain a vigorous research and development effort that continues to yield increases in electrical and mechanical performance of our 344 superconductors, which has been demonstrated at levels that are comparable to or better than our 1G HTS wire. We continue to achieve productivity enhancements in our manufacturing of 344 superconductors, which we believe will eventually enable us to manufacture this wire at approximately one-fifth the cost of our 1G HTS wire.

•

Pursue Targeted Strategic Acquisitions and Alliances. We will continue to pursue strategic business relationships and acquisitions that complement our product portfolio and increase our rate of growth. We have built strategic alliances and close corporate relationships with many industry leaders including Nexans, Siemens, Southwire, TECO-Westinghouse Motor Company and Vestas to develop and commercialize our products and to bring them to market. We also have been successful in closing key acquisitions, including Windtec and Power Quality Systems, Inc. in calendar 2007. The Windtec acquisition has provided increased access to the growing wind market and has complemented sales of our D-VAR and PowerModule power electronics products in the wind market. The Power Quality Systems acquisition enhanced our reactive compensation product offerings for utility and industrial customers.

Market Opportunities

Our products and services address two substantial global demands:

•	the demand for cleaner, renewable sources of electricity, such as wind power, and

•	the demand for a modernized, “intelligent” power grid infrastructure to alleviate capacity constraints and improve reliability, security, stability and efficiency of electricity.

Wind Energy

The market for wind-generated, zero-emission electricity has been growing dramatically for more than a decade. According to the GWEC, approximately 20,000 megawatts (MW) of wind generation capacity was added worldwide in calendar 2007, increasing the global installed base by approximately 27 percent. Global wind power capacity is expected to more than double by 2011. This growth is being driven in part by the substantial government incentives and mandates that have been established on local, state and national levels. Additionally, wind power costs have been declining rapidly. According to the GWEC’s “Global Wind Energy Outlook 2006” report, “A modern wind turbine annually produces 180 times more electricity at less than half the cost per unit (kWh) than its equivalent twenty years ago. At good locations, wind can compete with the cost of both coal and gas-fired power.” According to GWEC, more than $37 billion was spent on wind power equipment globally in 2007. We offer our wind power solutions globally, and we have successfully entered markets in the United States and Europe as well as emerging economies like China and India.

The installed base of wind generated electricity in the United States grew 45 percent to 16,818 MW in 2007 according to GWEC. Growth in the U.S. wind market is currently being driven by both strong demand as well as government support programs. The production tax credit (PTC) expiration date for wind energy was extended to 2008 in the 2005 Energy Policy Act. The PTC provides a two cent-per-kilowatt-hour tax credit for electricity generated with wind turbines over the first 10 years of a project’s operations. In addition, at least half of the states in the U.S. have already adopted renewable portfolio standards, requiring local utilities to obtain a specified percentage of their electricity from renewable energy sources.

In 2007, GWEC estimates that nearly 8,700 MW of wind generated electricity was installed in the European Union. Supporting the growth of the European wind market is strong policy support at EU and national levels. In January 2007, the European Commission released a proposal intended to enable Europe to produce 20 percent of its energy needs from renewable sources by 2020. Various incentive programs have been established in Europe, including feed-in tariffs, fixed premiums, and green certificate systems, which are often complemented by tax incentives or environmental taxes.

In China, the National Development and Reform Commission is promoting wind power concessions for large-scale commercial development. The program encourages local authorities to invite both local and international investors to develop 100 MW size wind farms at specific sites. In February of 2005, a law was published requiring the creation of a national target for renewable development, a feed-in tariffs system for renewable energy power, a nation-wide cost sharing system, and a national fund for promoting renewable energy development. GWEC estimates the installed base of wind generated electricity in China grew more than 100 percent in 2007 to 6,050 MW. Some industry experts have predicted that China’s wind power capacity will reach 100 gigawatts by the end of 2020.

India’s installed base of wind generated electricity increased approximately 28 percent in 2007 to 8,000 MW, making it the fourth largest producer in the world, behind Germany, Spain and the U.S. The fiscal incentives provided by the government to the wind energy sector in India include direct taxes (80 percent depreciation in the first year of installation of a project), tax holiday for 10 years and no income tax paid on power sales to utilities. The Ministry of New and Renewable Energy has also issued guidelines to all state governments to create an attractive environment for the export, purchase, wheeling and banking of electricity generated by wind power projects.

Our Approach to the Wind Energy Market

At the end of fiscal 2007, we had product sales and orders to support approximately 7,190 MW of wind generated electricity worldwide, an increase of approximately 91 percent from 3,760 MW at the end of fiscal 2006. We address the wind energy market by providing services and designing, developing, manufacturing and selling critical components.

•

Electrical Systems. We provide core electrical systems and components to manufacturers of wind energy systems. These electrical systems and components incorporate our PowerModule power electronic converters and are installed inside the nacelle of wind energy systems to regulate voltage and control power flows, among other functions.

•

Grid Interconnection. We have been selling D-VAR systems and ancillary components since 2002 to wind farm developers, among others, to enable them to meet grid interconnection standards for dynamic voltage regulation that have been established in certain countries, such as Australia, Canada, New Zealand, Spain and the U.K. In other countries, such as the United States, utilities assess grid interconnection requirements on a case-by-case basis. We currently have an installed base and orders for D-VAR systems for 35 wind farms worldwide.

•

Development Contracts. Our AMSC Windtec subsidiary designs and develops entire state-of-the-art wind energy systems for manufacturers who are in the business of producing wind energy systems or who plan to enter the business of manufacturing wind energy systems. These customers typically pay us an upfront fee for the development work and provide us with a right of first refusal on the provision of core electrical systems and components needed to operate the wind energy systems.

•

Licensed Designs. We license our proprietary wind energy system designs to companies who wish to manufacture such systems. Companies that license our designs typically pay an upfront fee, pay royalties for each system they install, and provide us with a right of first refusal on our offerings ranging from core electrical components to whole electrical systems needed to operate the wind energy systems.

•	Service Contracts. We sell service contracts to our customers who purchase our core electrical systems and components as well as our D-VAR systems.

•	Consulting Services. We sell consulting services to customers who want to improve their wind energy system designs.

Our AMSC Windtec business primarily targets emerging markets outside the United States for its products and services. Our AMSC Windtec offerings are well-suited for economies where local manufacturers are needed to meet increasing domestic demands for wind energy systems. AMSC Windtec is currently designing wind energy systems for, or licensing wind energy systems to, customers in China and India, among others. According to GWEC, wind power capacity in China and India grew at 132 percent and 28 percent, respectively, in 2007.

Our D-VAR solution is sold primarily in countries that have specific dynamic voltage grid interconnection standards in place. In countries that do not yet have well defined requirements, such as the United States, utilities sometimes require dynamic reactive compensation on wind farms to ensure the stability of their grids. This creates an additional business opportunity for our offerings.

Power Grid Infrastructure Market

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

Events and statistics such as these were pivotal in prompting broad public recognition of the need for concerted action to modernize and enhance the security of the nation’s power grid. At the federal level, the Department of Energy (DOE) is supporting the development and implementation of new technologies and programs to enhance grid capacity, efficiency and reliability. This includes promoting the adoption of intelligent grid technologies that make the grid stronger, more resilient, more responsive and more fail-safe.

At the utility level, U.S. grid investment is now increasing rapidly, driven by a national awareness and federally regulated incentives providing returns on investment for such expenditures. The Edison Electric Institute estimates that transmission investment by utilities was expected to grow by 20 percent in 2007 over 2006, to $8.3 billion, and spending is expected to grow another 23 percent to $10.2 billion in 2010.

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

Traditional transmission lines and cables often reach their “voltage stability limit” well below their thermal threshold. Driving more power through a power grid when some of its lines and cables are operating above their voltage stability limit at peak demand times causes either low voltage in the power grid (a “brownout”) or risk of a sudden, uncontrollable voltage collapse (a “blackout”). The Northeast Blackout of 2003 was ascribed to a voltage collapse owing to operation of the grid above its voltage stability limit.

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

Our Approach to the Power Grid Infrastructure Market

We currently address the power grid infrastructure market opportunity by providing components and solutions designed to increase the power grid’s capacity, reliability, security, stability and efficiency.

•

HTS Cables. Our Superconductors business manufactures HTS wire used in superconductor power cables, which are a new class of high-capacity, environmentally benign and easy-to-install transmission and distribution cables that address power grid capacity issues by increasing the thermal limit of existing or new corridors. Power cables are cylindrically shaped systems that consist of wires, which conduct electricity, surrounded by electrical insulation, which in turn is encased in a metal or polymeric jacket. Today, power cables are made primarily using copper wires. Because our HTS wire is able to carry 150 times the electrical current of comparably sized copper wire, power cables of the same diameter can use significantly less HTS wire than copper wire and yet conduct up to 10 times the current of copper cables of the same diameter. These new cable systems also bring efficiency advantages. Traditional cable systems heat up due to the electrical resistance of copper, and this heat causes electrical losses. It is estimated that, on average, eight percent of the electricity produced at generation sites is lost due to resistance in the power grid. Conversely, HTS materials carry direct current (DC) with 100 percent efficiency and alternating current (AC) with nearly 100 percent efficiency when they are cooled below a critical temperature. As a result, AC HTS power cables lose significantly less power to resistive heating than copper cables and DC HTS power cables have no energy losses due to resistive heating. According to the analysis by Frost & Sullivan, the underground transmission and distribution power cable market in North America alone was expected to be more than $900 million in 2005 and was expected to grow by eight percent annually through 2012. We believe the annual transmission and distribution power cable market worldwide today is at least $2 billion.

•

Reactive Compensation. The power that flows through AC networks comprises both real power, measured in watts, and reactive power, measured in VARs. In simple terms, reactive power is required to support voltage in the power network. Voltage is the “pressure” that drives electrical current through the grid. Operators of AC power networks must closely and continuously balance real power and reactive power. Where reactive power support is inadequate, grids must be operated with heightened caution. Many lines within a power grid are rated well below their full thermal capacity because when grids are stressed, even brief voltage drops caused by transient events (e.g., line outages, plant trips, lightning strikes) can trigger instability and voltage collapse. Our Power Systems business offers solutions that rapidly inject precise amounts of reactive power into transmission grids to compensate for fluctuations in reactive power. We expect the need for reactive compensation to support both steady-state and transient power grid operation will continue to rise as the demand for power increases and utilities increase their focus on energy efficiency. Reliability-must-run generators are used by utilities to support voltage during peak load timeframes. These systems, which consume significant amounts of fuel and emit greenhouse gases, can often be replaced by reactive compensation solutions. We estimate that the current annual addressable market for these products is at least $250 million worldwide, and we expect this market to grow considerably as global demand for electricity also continues to increase.

•

Fault Current Limiters and Secure Super Grid Systems. Our Superconductors business develops stand-alone fault current limiter devices and Secure Super Grid systems, which combine the advantages of HTS power cables with fault current limiting capability in one system. Fault current limiters are designed to protect the grid against power surges. As grids continue to expand, the frequency and magnitude of power surges or “fault currents” that arise from short circuits also increase. In some cities, power surges are approaching and surpassing the ratings of circuit breakers that have been used to protect the power grid, resulting in an increased risk of blackouts. We believe there is a need for a new solution that will be able to limit fault currents and protect ancillary utility equipment. We estimate that the worldwide addressable market for fault current limiters and Secure Super Grid systems exceeds $1 billion annually.

AMSC Power Systems

Our Power Systems business unit designs, develops, manufactures and markets power electronic products, systems and solutions that generate and rapidly switch, control and modulate power. AMSC Power Systems offers products that service the needs of customers in a broad array of industries, including the transmission and distribution, wind power and manufacturing industries. AMSC Power Systems accounted for 86%, 59% and 29% of our revenues for fiscal 2007, 2006 and 2005, respectively.

Core Technologies

Power conversion and active grid management are enabled by power electronic devices, which convert generated or transmitted electric power to the appropriate form for a particular electrical application.

•

PowerModule Power Converters. Our PowerModule power electronic converters incorporate power semiconductor devices that switch, control and move large amounts of power faster and with far less disruption than the electromechanical switches that have historically been used. With power ratings from 60 to 1,000 kW per converter, this product utilizes a proprietary printed circuit board design that incorporates a microprocessor, thereby making it programmable for many uses. Programmability is important because individual PowerModule converters and integrated stacks of PowerModule converters can be programmed to meet the needs of different customers to control and condition varying levels of power from tens of kilowatts to megawatts across a wide range of applications. Our primary commercial PowerModule product is known as the PM1000. This product’s flexible design can be applied in many market applications. In order to simplify the adoption of PowerModule products, we also offer the PowerModule PM1000 Product Developer Kit and PM1000 System Developer Kit to enable potential new customers to more easily integrate and adopt the product in their applications. In addition, we also design, manufacture and sell converters specifically designed for applications including grid reliability and wind energy systems, such as our new PowerModule PM3000 product. The PM3000, which we expect to introduce in the second half of fiscal 2008, will be used in wind turbine electrical systems and core components. In addition to PowerModule power converter hardware, our AMSC Power Systems business unit is responsible for software development for the PowerModule power converters, as well as for the software needed to integrate the PowerModule power converters into larger scale systems.

While PowerModule systems today are used primarily in wind and power grid applications, they also have been incorporated into electric motor drives; distributed and dispersed generation devices (micro-

turbines, fuel cells and photovoltaics) and power quality solutions (PQ-IVR, battery and flywheel-based uninterruptible power supplies).

•

Thyristor Switches. At the heart of several of our grid reliability and power quality offerings is a thyristor switching technology that we obtained in April 2007 through the acquisition of Power Quality Systems, Inc. This is a modular solid-state switch, or valve, that can be configured in a variety of different ways for specific reactive compensation and power quality needs. Today, these products are solely used as a component in our static VAR compensator and power quality static VAR compensator offerings and are not sold as a stand-alone product.

Grid Reliability, Power Quality and Grid Interconnection Systems

Our grid reliability, power quality and grid interconnection systems consist of the following core reactive compensation and voltage regulation offerings:

Product	Description
D-VAR	Our D-VAR (Dynamic VAR) reactive compensation systems provide a powerful and cost-effective source of dynamic reactive compensation for a wide range of operational needs. Also known as STATCOMs, which are considered a Flexible AC-Transmission System (FACTS) device, our D-VAR solutions are customized to meet specific customer needs and include inherent flexibility to accommodate changing grid conditions. They can correct voltage instability problems on transmission networks, provide dynamic voltage and power factor control and regulation on transmission and distribution networks, and support a stable point of interconnection for distributed generation facilities and large-scale wind farms. D-VAR systems utilize our proprietary and advanced control and monitoring system that detects and instantaneously compensates for voltage disturbances by injecting leading or lagging reactive power, precisely where it is needed on the grid. D-VAR systems are extremely flexible and scalable, ranging from 2 megaVAR (MVAR) to hundreds of MVAR.

SVC	Our SVCs (Static VAR Compensators) are a large, single-point solution geared toward utilities that are looking to stabilize their power grid. Our SVC is a transmission-level FACTS solution that utilizes thyristor switched capacitors and reactors to alleviate power flow restraints on stability limited lines and increase overall power grid reliability. Benefits of installing an SVC on a transmission system include: stabilized voltages on weaker networks, reduced transmission losses, increased transmission capacity, reducing or delaying the need for new lines, voltage control and stability, power swing damping and higher transient stability limits.

PQ-IVR	Our PQ-IVR (Power Quality-Industrial Voltage Restorer) systems offer large industrial customers a superior solution to disruptive power quality problems. PQ-IVR systems are voltage protection solutions that can detect power quality problems within milliseconds, and counteract them before they turn into costly productivity problems. PQ-IVR systems incorporate our latest PowerModule power electronic converters and can be configured to meet a wide range of customer requirements. Our system engineers work with customers to find the optimum low-cost solution for any industrial application.

PQ-SVC	Our power quality static VAR compensators, or PQ-SVC systems, address power system disturbances for the distribution grid and industrial facilities. This is a cost-effective, highly reliable solution that allows large electric loads to operate on the AC power system while minimizing the impacts of voltage sags and flicker problems.

Our grid reliability, power quality and interconnection systems have been purchased by more than 100 customers worldwide in a variety of industries. Representative customers include:

•	grid operators, such as American Electric Power, Bonneville Power Authority and Northeast Utilities;

•	wind farm developers, owners, operators and vendors, such as Econnect, Enbridge and Suzlon; and

•	industrial customers, such as Bridgestone, Micron Technologies and Universal Compression.

Wind Energy Systems and Solutions

Through our AMSC Windtec subsidiary, AMSC Power Systems provides a wide range of wind turbine designs and services. To date, we have undertaken the design of turbines with power ratings ranging from 600 KW to 5 MW for use both on- and off-shore. We both license proprietary designs and develop custom designs based on specific customer needs. We offer these designs through technology transfer or licensing agreements. Customers then are able to begin manufacturing the wind turbines. In addition to the design and development work, we offer customer training and support services as well as wind turbine electrical systems and core components. Leveraging our PowerModule converters, our wind turbine electrical systems and core components perform various functions, including wind turbine power control and controlling the pitch and variable speed of blades.

Representative customers include the following wind turbine manufacturers:

•	AAER in Canada;

•	Dongfang Steam Turbine Works in China;

•	Doosan Heavy Industries in South Korea;

•	Ghodawat Industries in India;

•	Sinovel in China; and

•	Wikov in the Czech Republic.

Facilities & Manufacturing

Our Power Systems business unit currently operates out of facilities in New Berlin and Middleton, Wisconsin; West Mifflin, Pennsylvania; Klagenfurt, Austria; and Suzhou, China. In New Berlin, we design, develop, assemble and test our PowerModule power electronic converters. We outsource the manufacture of components of our PowerModule power converters, allowing us to focus on our core competency of design and final assembly and test of PowerModule systems. This also provides Power Systems with the flexibility to utilize best-of-breed subcomponents in the assembly of our converters. We assemble and test components and PowerModule power converters for incorporation into our grid reliability, power quality and interconnection systems, such as D-VAR, SVC and PQ-IVR in our Middleton, Wisconsin facility. Our West Mifflin, Pennsylvania facility is responsible for the design, manufacture, service and sale of our thyristor switch-based technology that we integrate into our SVC and PQ-SVC products. Our Windtec subsidiary operates out of Klagenfurt, Austria. This location is home to Windtec’s core engineering, design and sales teams. In fiscal 2007, we opened a new manufacturing facility in Suzhou, China to help reduce manufacturing costs and meet the growing global demand for our Power Systems products. We will begin shipping PowerModule products out of this facility in fiscal 2008.

AMSC Superconductors

Our Superconductors business unit designs, develops, manufactures and sells HTS wire and products made with HTS wire. We sell wire to original equipment manufacturers (OEMs) that incorporate HTS wire into value-added products, which are, in turn, sold to electric utilities, ship integrators and industrial end-users, among others. We also develop power cable systems, fault current limiters and rotating machines (including electric motors, generators and synchronous condensers) based on our HTS wire. In addition, the business unit manages projects that demonstrate these value-added HTS products to create market demand for HTS wire. AMSC

Superconductors business unit accounted for 14%, 41% and 71% of our revenues for fiscal 2007, 2006 and 2005, respectively.

HTS Wire

We have supplied approximately 80 percent of the 1G HTS wire used in HTS product development and system demonstrations worldwide. In fiscal 2007, we initiated volume production of our proprietary 2G HTS wire, which we have named 344 superconductors. Our 344 superconductors have been designed to be easily adopted by our customers who have been developing products based on our 1G HTS wire.

With the ability to carry more than 150 times the power of copper wires of the same dimensions, our 344 superconductors have demonstrated electrical and mechanical performance that is comparable to or better than our 1G HTS wire, and we expect to manufacture this wire at one fifth the cost our 1G HTS wire when gross production volumes reach approximately three to four million meters per year. The superconductor compound we utilize in our 2G HTS wire is YBa2Cu3O7, commonly referred to as “YBCO.”

Our 344 superconductors are hair-thin, ribbon-shaped wires that are approximately 0.4 cm wide. The core of our 344 superconductors consists of multiple thin coatings of several materials, including HTS material, on a base metal or alloy. A graphic representation of the multiple coatings in our 344 superconductors is shown in the following figure:

Architecture of the core of 344 superconductors (un-laminated, not to scale)

Many different manufacturing techniques can be utilized to produce each of the thin coatings in a 2G HTS wire. We believe we have chosen the optimal high-volume, low-cost manufacturing processes for the production of each of the coatings in our proprietary 344 superconductors, which we believe gives us a competitive edge in the marketplace.

The final form of our 344 superconductors comprises a core ribbon-shaped wire that is laminated on both sides with a thin strip of a metal or alloy in the final step of manufacturing to tailor the mechanical properties of the product. Different end-use products require different mechanical and electrical properties; so the ability to tailor these properties in the final manufacturing step is important. We also believe our ability to cost-effectively laminate our wires provides us with a competitive advantage.

Because they have the same general dimensions, and because the electrical and mechanical performance of 344 superconductors has been demonstrated to equal or exceed that of 1G HTS wire, 344 superconductors can easily replace 1G HTS wire in applications that have already adopted 1G HTS wire. However, the two generations of HTS wire differ in the superconductor materials of which they are comprised, their internal architecture, how they are manufactured, and, in some instances, their end-use applications because 344 superconductors possess unique physical properties that enable a new class of superconductor products.

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

As of March 31, 2008, we had remaining approximately 150,000 meters of 1G HTS wire available for sale in inventory, most of which we believe we will sell over the next several years. We are now manufacturing only 344 superconductors. Our new manufacturing line in Devens, Massachusetts has an initial gross capacity of 720,000 meters annually.

HTS Wire-Based Products and Applications

Our HTS wire is now being used in the development and commercialization of a broad array of products and applications. The business is currently focused on the development and commercialization of three main product areas for power grids: superconductor power cables, Secure Super Grid systems, and stand-alone fault current limiters.

Superconductor Power Cables and Secure Super Grids Systems. An important application for our HTS wire is high-capacity AC and DC power cables. Because of the high power capacity of HTS wire, HTS power cables can carry up to 10 times more power (depending on the design and operating characteristics of the cable) than copper-based cables of the same diameter. The performance levels and mechanical properties of our HTS wire are sufficient today to meet the technical requirements for cables that can alleviate congestion in power transmission systems. We expect that the price for HTS wire for cable systems (as measured in dollars per kiloamp meter) will approach that of copper wire used in power cable systems in the years ahead.

There are several designs for HTS power cables being developed and tested by cable manufacturers around the world. In all cases, the cryogenic coolant for the HTS wires in these cables is liquid nitrogen. Nitrogen, which comprises approximately 79 percent of the air we breathe, is an environmentally friendly, nonflammable material. When cooled by standard industrial refrigeration techniques, nitrogen gas turns into a relatively inexpensive liquid that is used in many applications, ranging from steel making and freezing of foods, to crushing of spices and to cryogenic freezing of biological materials on farms.

Key components of a co-axial, cold dielectric superconductor power cable.

Among the advantages presented by HTS cables over conventional copper cables are increased power density, ease of installation, reduced voltage for comparable power and increased reliability and security. In order for electric utilities and power grid operators to realize these advantages, they must first observe the successful testing and operation of HTS cables in high voltage test facilities and in actual power grid installations. The first HTS cable demonstration project was undertaken more than a decade ago. Today, two HTS cables are operating in the live grid in the United States. One in Columbus, Ohio utilizes our 1G HTS.

The second system was recently commissioned in Long Island, New York. In April 2003, we were selected by the DOE as the prime contractor to install a half-mile long, 574 MW, 138 kilo-Volt (kV) HTS cable system in the power grid of the Long Island Power Authority (LIPA). This is the world’s first in-grid deployment of a transmission-voltage HTS cable system and is expected to remain as a permanent addition to the LIPA grid.

In addition to the U.S. HTS cable projects, additional demonstrations are underway in China, Japan, Korea, Russia and Spain. We have supplied 80 percent of HTS wire for such projects worldwide.

Secure Super Grids systems increase the capacity of power grids while also being able to rapidly suppress fault currents. In May 2007, we announced that we had begun working with Consolidated Edison, Inc. to develop and deploy our Secure Super Grid technology in Manhattan in 2010. Under a contract finalized in January 2008, the Department of Homeland Security is expected to invest up to $24.9 million in the development of this technology. We believe this technology has the potential to significantly enhance the capacity, security and efficiency of electric power infrastructures in urban and metropolitan areas around the world, enabling “Secure Super Grids technology.”

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

Many different designs of FCLs have been proposed to address this problem. The most widely investigated class is called a “resistive” FCL in which a current exceeding the critical current of the HTS material causes it to switch into a resistive state. We have years of experience and many patents in this area. As the first long-length

344 superconductors became available, we established in February 2005 a development agreement with Siemens Corporate Technology in Erlangen, Germany to develop 344 superconductors for a stand-alone FCL application. In January 2007, this collaboration succeeded in demonstrating a single phase, 13 kV-class, 2.25 MVA-rated fault current limiter using our 344 superconductors and a proprietary bifilar coil concept. This work led to a cooperative agreement award in fiscal 2007 from the Department of Energy on a project to develop and perform in-grid testing of a transmission-FCL for Southern California Edison’s grid. Our collaboration with Siemens continues with the goal of developing more advanced wire and higher rated FCL systems for commercial application.

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

In September 2007, we entered into a research joint venture with TECO-Westinghouse Motor Company to develop core technologies for superconductor generators that can power 10 MW class wind turbines.

We plan to license designs for such HTS rotating machines to companies that have the infrastructure to manufacture these systems. We believe contracts of this kind would yield license and consulting service fees from these companies and a growing stream of royalty payments and revenues from the sale of HTS wire and coils to licensees.

HTS Wire Manufacturing and Facilities

We have investigated many different techniques for manufacturing each of the layers in our 344 superconductors. We have discovered and demonstrated a combination of high-volume, low-cost manufacturing steps that yield our proprietary 344 superconductors with very high electrical performance. The manufacturing steps we currently utilize to manufacture our proprietary 344 superconductors, are illustrated in the following figure.

Ten individual steps are utilized in our reel-to-reel manufacturing process for 344 superconductors

We believe the manufacturing steps we currently utilize will produce 344 superconductors at substantially lower costs than the 1G and generic 2G HTS wire manufacturing techniques being pursued by competitors. Our current estimates suggest we should be able to produce 344 superconductors at approximately one-fifth the cost at which we had been producing 1G wire once we reach approximately three to four million meters per year in gross production capacity. We believe the performance and manufacturing costs inherent in our manufacturing process for 344 superconductors will give us a competitive edge in the commercial market for HTS wires. We have also developed a strong portfolio of patents related to our fabrication methodology for 344 superconductors, with more than 120 worldwide patents and patent applications pending, and licenses to more than 50 worldwide patents and patent applications owned by others, as of March 31, 2008. However, we can make no assurances that we will be successful in fully scaling up our proprietary manufacturing process for 344 superconductors.

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

The equipment for our 344 superconductors manufacturing line is designed with the capability to process either 4 cm wide or 10 cm wide strips. In November 2007, we initiated production of 344 superconductors on our new manufacturing line in Devens, Massachusetts, which has an initial gross capacity of 720,000 meters annually. Because our proprietary wire manufacturing technique is modular, we expect to be able to expand the current operation at a rate dictated by market demand by commissioning additional production modules and by widening the process strip from 4 cm to 10 cm, yielding a 2.5x increase in output with the same manufacturing equipment once we complete the migration to 10 cm strips. We have incurred $14.5 million in capital expenditures to date to purchase and install the equipment for the new manufacturing line. We estimate that an additional $28 million to $35 million of capital expenditures would be needed for a full commercial manufacturing operation with a gross capacity of approximately 9 million meters of wire per year.

Sales and Marketing

During fiscal 2007, we merged the sales forces of our AMSC Power Systems and AMSC Superconductors business units into one organization to accelerate revenue growth and better serve our target markets. Our sales force interacts closely with our Network Solutions Team, which is comprised of skilled engineers who were previously employed at electric utilities and who have extensive experience in the design and structure of transmission and distribution grids and in the operation of industrial sites and wind farms. This team plays a key role in our sales process, providing us with an in-depth understanding of customer needs. Using sophisticated software programs, which are common to the utility industry, the team performs analyses on the effects of disturbances in power grids to determine grid reliability under normal and peak loading conditions. This group also analyzes how the use of standard technologies, such as capacitors, and advanced technologies, such as HTS cables, fault current limiters, D-VAR STATCOM systems and static VAR compensators (SVCs), will enable the reliable operation and improve the performance of power grids. This team performs similar analyses to determine the optimum power quality solution for industrial manufacturing sites and the solution needed to meet grid interconnection standards for wind farms. We believe our Network Solutions Team is a competitive differentiator because it enables us to leverage a thorough understanding of customer needs to offer highly customized solutions.

Our products are sold directly by our sales force, which operates out of sales offices in the U.S., Germany, Singapore and China. We also utilize manufacturer’s representatives for our AMSC Power Systems products as well as distributors, such as Kiswire in Korea and Suzuki Shokan in Japan for our HTS wire.

For fiscal 2007, we had one customer, Sinovel, which represented approximately 51 percent of total revenue. For fiscal 2006, the U.S. Navy represented approximately 25 percent of total revenue and Sinovel represented approximately 11 percent. For fiscal 2005, the U.S. Navy represented approximately 41 percent of total revenue, the Department of Energy represented approximately 19 percent and General Electric represented approximately 12 percent of total revenue.

The portion of total revenue derived from customers located outside the United States was 74 percent, 47 percent and 24 percent for fiscal 2007, 2006 and 2005, respectively. Of the revenue derived from customers outside the United States, 55% and 11% were derived from customers in China in fiscal 2007 and 2006, respectively. Revenue derived from China in fiscal 2005 was immaterial. For additional financial information, see the Notes to Consolidated Financial Statements included herein, including Note 16, entitled “Business Segment and Geographic Information,” regarding our business segments.

Backlog

We had backlog at March 31, 2008 (excluding amounts included in accounts receivable) of approximately $199.1 million from government and commercial customers, compared to $76.8 million at March 31, 2007. Backlog represents the value of contracts and purchase orders received, less the revenue recognized to date on those contracts and purchase orders. The increase in backlog is due primarily to strong demand for wind electrical systems from our customers. The current backlog, including $35.0 million on U.S. government contracts, is subject to certain standard cancellation provisions. The current backlog includes approximately $32.1 million related to DOE awards for a 2G cable installation with LIPA, a fault current limiter project with Southern California Edison, and Department of Homeland Security (DHS) funding for Project HYDRA. Additionally, several of our government contracts are being funded incrementally, and as such, are subject to the future authorization and appropriation of government funding on an annual basis. We have a history of successful performance under incrementally-funded contracts with the government.

Of the backlog amount of $199.1 million as of March 31, 2008, more than 75% is billable to and potentially collectable from our customers within the next 12 months.

Competition

Competition for AMSC Power Systems

We face competition from companies that are developing power electronic converters for use in applications for which we expect to sell our PowerModule products. These companies include ABB, Inverpower, SatCon, Semikron and Xantrex.

We face competition from other companies selling power reliability products similar in application to our D-VAR and PQ-SVC products such as STATCOM and SVC products made by ABB, AREVA, Mitsubishi Electric and Siemens; adaptive VAR compensators and STATCOMs produced by S&C Electric; DVRs (dynamic voltage restorers) produced by companies such as ABB and S&C Electric; and flywheels and battery-based UPS systems offered by various companies around the world.

Our Windtec subsidiary faces competition for the supply of wind turbine engineering design services from other full-service design engineering firms such as Garrad Hassan. We also face competition for the licensing of wind turbine systems by companies, such as Aerodyn, DeWind and REpower.

Competition for AMSC Superconductors

We face competition both from vendors of traditional wires made from materials, such as copper and from companies who are developing HTS wires. While we no longer manufacture 1G HTS wire, we continue to sell this wire from inventory and face competition from EHTS (a division of Bruker BioSciences in the Germany), Innova Superconductor Technologies (China) and Sumitomo Electric Industries (Japan).

We also face competition for our 344 superconductors from a number of companies in the U.S. and abroad who are developing 2G HTS wire technology. These include Superpower (a subsidiary of Royal Philips Electronics) and MetOx in the U.S.; Fujikura, Furukawa, Showa and Sumitomo in Japan; and EHTS, Evico, Nexans and Zenergy in Europe. We believe that the proprietary processes we have adopted will prove to be the best processes to provide not only high-performance wire, but also commercial quantities at the lowest cost. Five companies—Evico, Nexans, Furukawa, Showa, Sumitomo Electric and Zenergy Power—have been focusing their research programs more recently on the development of 2G HTS wire made by the same or similar processes we have chosen to utilize to manufacture 2G HTS wire.

We are developing a stand-alone HTS FCL in collaboration with Siemens and our Secure Super Grids technology, which incorporates HTS fault-current-limiting capability in HTS power cables. The industrial competition for stand-alone FCLs based on HTS includes Hypertech, SC Power (Zenergy Power) and SuperPower in the US; Nexans and Rolls-Royce in Europe; Sumitomo Electric and Toshiba in Japan; Beijing Superconductor and Innopower in China; and Hyundai and LS Industrial Systems in Korea. Initial work on HTS cables that incorporate fault current limiting characteristics was carried out several years ago by EHTS and Nexans using a different concept. The competition for stand-alone FCLs also includes non-HTS systems based on power electronics, including a system developed recently by Powell and Silicon Power. We believe we have a strong intellectual property position in Secure Super Grids technology and also a strong position on stand-alone FCLs in collaboration with Siemens.

Many of our competitors have substantially greater financial resources, research and development, manufacturing and marketing capabilities than we do. In addition, as our target markets develop, other large industrial companies may enter these fields and compete with us.

Patents, Licenses and Trade Secrets

Patent Background

An important part of our business strategy is to develop a strong worldwide patent position in all of our technology areas. Our intellectual property (IP) patent portfolio comprises both patents we own and patents we license from others. We devote substantial resources to building a strong patent position, and we believe that we have significantly strengthened our position in the past several years. As of March 31, 2008, we owned (either alone or jointly) 120 U.S. patents and had 55 U.S. patent applications on file. We also hold licenses from third parties covering over 123 issued U.S. patents and 23 U.S. patent applications. Together with the international counterparts of each of these patents and patent applications, we own more than 415 patents and patent applications worldwide, and have rights through exclusive and non-exclusive licenses to more than 360 additional patents and patent applications.

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

If companies holding patents or patent applications that we need to license are competitors, we believe the strength of our patent portfolio will significantly improve our ability to enter into license or cross-license arrangements with these companies. We have already successfully negotiated cross-licenses with several competitors. However, there can be no assurance that we will be able to obtain all necessary licenses from competitors on commercially reasonable terms, or at all.

We may be required to obtain licenses to some patents and patent applications held by companies or other institutions, such as national laboratories or universities, not directly competing with us. Those organizations may not be interested in cross-licensing or, if willing to grant licenses, may charge unreasonable royalties. We have successfully obtained licenses related to HTS wire from a number of such organizations with royalties we consider reasonable. Based on past experience, we expect that we will be able to obtain other necessary licenses on commercially reasonable terms. However, there can be no assurance that we will be able to do so.

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

There are no patents which we own or license expiring in the next 12 months that we consider to be material to our business or competitiveness.

Power Systems Patents

We have received patents and filed a significant number of additional patent applications on power quality and reliability systems, including D-VAR and PQ-IVR systems. Our Power Systems products are covered by more than 63 patents and patents pending worldwide on both our systems and power converter products. The patents and applications are directed to inventions that significantly improve product performance and reduce product costs, thereby providing a competitive advantage. One invention of note allows for a reduction in the number of power inverters required in the system by optimally running the inverters in overload mode, thereby significantly reducing overall system costs. Another important invention utilizes inverters to offset transients due to capacitor bank switching, which provides improved system performance.

Our Windtec subsidiary designs a variety of wind turbine systems and licenses these designs, including know-how and patent rights, to third parties for an upfront fee and royalty payments for each installation of a wind turbine system. Windtec’s wind turbine designs are covered by more than 45 patents and patents pending worldwide on wind turbine technology. Windtec has patent coverage on the unique design features of its blade pitch control system, which ensures optimal aerodynamic flow conditions on the turbine blades and improves system efficiency and performance. The pitch system includes a patented SafetyLOCK feature which causes the blades to rotate to a feathered position to prevent the rotor blades from spinning during a fault. We have also focused our patent protection on Windtec’s SuperGEAR drive train technology, which provides additional control over a wind turbine’s electrical output and enhances its power quality.

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

We have obtained licenses to patents and patent applications covering some HTS materials. However, we may have to obtain additional licenses to HTS materials.

We are ramping up production of our 2G HTS wire, which we call 344 superconductors, and we intend to continue to obtain a proprietary position in 2G HTS wire through a combination of patents, licenses and proprietary know-how. In addition to our owned patents and patent applications in 2G HTS wire, we have obtained licenses from MIT for the MOD process we use to deposit the YBCO layer, and from University of Tennessee/Battelle to the RABiTS process we use for the substrate and buffer layers for this technology. If alternative processes become more promising in the future, we will also seek to develop a proprietary position in these alternative processes.

We have a significant number of patents and pending patents covering applications of HTS wire, such as HTS fault current limiters, Secure Super Grids technology, which includes both HTS power cables and fault current limiting capability, and HTS rotating machines. Since the HTS rotating machine and Secure Super Grids fields are relatively new fields, we believe we are building a particularly strong patent position in these areas. At present, we believe we have the broadest and most fundamental patent position in HTS rotating machines technology. We have also filed a series of patents on our concept for our proprietary Secure Super Grids technology. However, there can be no assurance that that these patents will be sufficient to assure our freedom of action in these fields without further licensing from others.

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

Employees

As of March 31, 2008, we employed a total of 382 persons, 22 of whom have a Ph.D. in materials science, physics or other fields. None of our employees are represented by a labor union. Retaining our key employees is important for achieving our goals, and we are committed to developing a working environment that motivates and rewards our employees.

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

American Superconductor and design, Revolutionizing the Way the World Uses Electricity, AMSC, Powered by AMSC, SuperVAR, D-VAR, PQ-IVR, PowerModules, Secure Super Grids, SuperGEAR and Windtec are trademarks or registered trademarks of American Superconductor Corporation. Other trademarks or service marks appearing in this Annual Report on Form 10-K are the property of their respective holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

The table and biographical summaries set forth below contain information with respect to our executive officers:

Name	Age	Position
Gregory J. Yurek	61	Chairman of the Board, Chief Executive Officer and President
Charles W. Stankiewicz	49	Executive Vice President and General Manager, AMSC Power Systems and Americas/Europe
Alexis P. Malozemoff	64	Executive Vice President and Chief Technical Officer
David A. Henry	46	Senior Vice President, Chief Financial Officer and Treasurer
Daniel P. McGahn	36	Senior Vice President and General Manager, AMSC Superconductors and Asia/Pacific
Timothy D. Poor	41	Vice President, Global Sales and Business Development
Angelo R. Santamaria	45	Vice President, Global Manufacturing Operations

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

Charles W. Stankiewicz joined us in July 1998 as general manager of our Power Systems business unit based in Middleton and New Berlin, Wisconsin. In March 2006, he was appointed to senior vice president, AMSC Power Systems. He was promoted to executive vice president in June 2007. Prior to joining American Superconductor, Mr. Stankiewicz spent eighteen years in a variety of technical and business management positions at Westinghouse Electric Corporation and Asea Brown Boveri (ABB) where he most recently was the vice president of power development.

Alexis P. Malozemoff joined us as vice president, research and development in January 1991 and was elected our chief technical officer in January 1993 and senior vice president in May 1998. In May 2003, Dr. Malozemoff was appointed executive vice president in addition to retaining the position of chief technical officer. Prior to joining us, Dr. Malozemoff spent 19 years at IBM in a variety of research and management positions, most recently as IBM’s research coordinator for high temperature superconductivity.

David A. Henry joined us in July 2007 as senior vice president, chief financial officer and treasurer. He previously served as chief financial officer of AMIS Holdings, Inc., the parent company of AMI Semiconductor, from April 2004 to July 2007. For the previous seven years, Mr. Henry worked at Fairchild Semiconductor International as vice president finance, worldwide operations from November 2002 to April 2004 and as corporate controller from March 1997 to November 2002. He was appointed vice president, corporate controller in August 1999. Mr. Henry also previously served as a finance director at National Semiconductor Corporation

Daniel P. McGahn joined us in December 2006 and serves as senior vice president and general manager of AMSC Superconductors and Asia/Pacific, to which he was promoted in May 2008. He served in this role as vice president from January 2008 to May 2008. Previously, Mr. McGahn was vice president of strategic planning and development from December 2006 to January 2008. From 2003 to 2006, Mr. McGahn served as executive vice president and chief marketing officer of Konarka Technologies. Prior to 2003, Mr. McGahn served as general manager and chief operating officer of Hyperion Catalysis. He also held managerial positions at IGEN International and Princeton Consultants.

Timothy D. Poor joined us in September 2001 and serves as vice president, global sales and business development, responsible for our global sales, business development and marketing. From May 2007 to March 2008, Mr. Poor was the vice president and deputy general manager, Power Systems. From September 2001 to May of 2007, Mr. Poor held the position of director, Power Systems sales & business development. He was promoted to managing director in March 2006. Prior to joining our company, Mr. Poor worked at General Electric (GE) in the GE Industrial Systems division for seven years in various sales, six sigma, and sales management positions. Prior to GE, Mr. Poor was an engineering consultant at Arthur Andersen & Company.

Angelo R. Santamaria joined us in April 2004 as vice president and general manager of the AMSC Superconductors business unit. In August 2007, he was named vice president of global manufacturing operations. Prior to joining us, Mr. Santamaria served as vice president and general manager at Microsemi Corporation, a semiconductor manufacturer. Mr. Santamaria had served in this role since 1997. Previously, Mr. Santamaria held various management positions in Operations and Engineering at Microsemi Corporation.

Item 1A.	RISK FACTORS

We have a history of operating losses, and we expect to incur losses in the future.

We have incurred net losses in each year since our inception, driven primarily by the research and development activities in our AMSC Superconductors business unit. Our net losses were $25.4 million, $34.7 million and $30.9 million for fiscal 2007, 2006 and 2005, respectively. Our accumulated deficit at the end of fiscal 2007 was $410.5 million. We expect to continue to incur operating losses until at least the end of fiscal 2008, and we cannot be certain that we will ever achieve profitability.

We had cash, cash equivalents and marketable securities totaling $106.2 million at the end of fiscal 2007. We believe our available cash, cash equivalents and marketable securities will be sufficient to fund our working capital, capital expenditures and other cash requirements for the next several years. However, we may need additional funds if our performance deviates significantly from our current business plan, if there are significant changes in competitive or other market factors, or if unforeseen circumstances arise. Such funds may not be available, or may not be available under terms acceptable to us.

A significant portion of our revenues are derived from a single customer.

Revenue growth in fiscal 2007 was driven largely by our prior acquisitions, particularly Windtec. Our largest customer is Sinovel in China. For fiscal 2007, Sinovel accounted for approximately 51% of our total revenues. Revenues from Sinovel are supported by purchase orders for electrical system components which generally specify delivery schedules for a 12 month period, as well as development contracts for the design of wind energy systems. If Sinovel cancelled purchase orders or development contracts, or discontinued future purchases from us, we might be unable to replace the related revenues. This would have a serious negative impact on our operating results and financial position.

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

We recently commenced production of our primary Power Systems product, the PM1000, at our new manufacturing facility in China. We do not have significant experience managing foreign manufacturing operations, and such operations are subject to complexities that we may not be able to adequately anticipate or manage. Our inability to successfully manufacture our PM1000 product through our China facility may affect our future revenue and profit potential.

We have not manufactured our 344 superconductors in commercial quantities, and a failure to manufacture our 344 superconductors in commercial quantities at acceptable cost and quality levels would substantially limit our future revenue and profit potential.

We are developing commercial-scale manufacturing processes for our 344 superconductors, which, while very different from our 1G HTS wire manufacturing processes, are also extremely complex and challenging. In November 2007, we started initial production of our 344 superconductors and completed installing the manufacturing line capable of an annual capacity of 720,000 meters. However, in order to be able to offer our wire at pricing that we believe will be commercially competitive, we estimate that we will need to develop the capacity to manufacture nine million meters of our 344 superconductors annually. We believe it will cost between approximately $28 million and $35 million to purchase and install the additional equipment to achieve this commercial-scale manufacturing capability. We may not be able to manufacture satisfactory commercial quantities of 344 superconductors of consistent quality with an acceptable yield and cost. Failure to successfully scale up manufacturing of our 344 superconductors would result in a significant limitation of the broad market acceptance of our HTS products and of our future revenue and profit potential.

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

Many of the revenue opportunities for our business involve projects, such as the installation of superconductor cables in power grids and electrical system hardware in wind energy systems, in which we collaborate with other companies, including suppliers of cryogenic systems, manufacturers of electric power cables and manufacturers of wind energy systems. In addition, a key element of our business strategy is the formation of business alliances with motor manufacturers and/or marine propulsion system integrators. As a result, most of our current and planned revenue-generating projects involve business collaborators on whose performance our revenue is dependent. If these business partners fail to deliver their products or perform their obligations on a timely basis or fail to generate sufficient demand for the systems they manufacture, our revenue from the project may be delayed or decreased, and we may not be successful in selling our products.

We may not realize all of the sales expected from our backlog of orders and contracts.

At March 31, 2008, we had approximately $199.1 million of backlog. There can be no assurances that the revenue we expect to generate from our backlog will be realized in the periods we expect to realize such revenue, or at all. In addition, the backlog of orders, if realized, may not result in profitable revenue. Backlog represents the value of contracts and purchase orders received, less the revenue recognized to date on those contracts and purchase orders. Our customers have the right under some circumstances and with some penalties or consequences to terminate, reduce or defer firm orders that we have in backlog. In addition, our government contracts are subject to the risks described below. If our customers terminate, reduce or defer firm orders, we may be protected from certain costs and losses, but our sales will nevertheless be adversely affected and we may not generate the revenue we expect. Although we strive to maintain ongoing relationships with our customers, there is an ongoing risk that orders may be cancelled or rescheduled due to fluctuations in our customers’ business needs or purchasing budgets.

Our contracts with the U.S. government are subject to audit, modification or termination by the U.S. government, and the continued funding of such contracts remains subject to annual congressional appropriation which, if not approved, could adversely affect our results of operations and financial condition.

As a company that contracts with the U.S. government, we are subject to financial audits and other reviews by the U.S. government of our costs and performance, accounting and general business practices relating to these contracts. For fiscal 2007, 13% of our total revenues were derived from government contracts. Based on the results of these audits, the U.S. government may adjust our contract-related costs and fees. We cannot be certain that adjustments arising from government audits and reviews would not have a material adverse effect on our results of operations.

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

In July 2007, we learned that the United States House of Representatives’ Committee on Energy and Commerce (the “Committee”) and its Subcommittee on Oversight and Investigations has sent a letter to the United States DHS indicating that it is reviewing the origins of the sole source contract that DHS awarded to American Superconductor and Consolidated Edison for a project to develop electricity grids in New York City that can withstand major disruptions. The Committee also sent a letter to the Department of the Navy in July 2007 seeking information and documents regarding completed contracts between the U.S. Navy and us.

The Committee did not state the reason for its review of these matters. On August 2, 2007, we received a letter requesting that we provide certain information to the Committee. We believe we have complied with the Committee’s request for information.

We entered into a final contract with DHS on January 22, 2008. The cumulative value of the contract is $39.1 million, of which up to $24.9 million is expected to be funded by DHS. The balance is being funded by Consolidated Edison and by us. As of March 31, 2008, DHS has provided us with $9.8 million of the expected $24.9 million of funding. In April 2008, DHS provided an additional $0.5 million to bring the total obligated funding up to $10.3 million. We expect the contract to continue to be incrementally funded subject to governmental approvals through September 2010.

We are becoming increasingly reliant on contracts that require the issuance of performance bonds.

While we have been required to obtain performance bonds in the form of surety bonds or letters of credit in the past, the size of the bonds was not material. Recently, we have entered into contracts which require us to post bonds of significant magnitude. In many instances, we are required to deposit cash in escrow accounts as collateral for these instruments, which is unavailable to us for general use for significant periods of time. At the end of fiscal 2007, $13.2 million of our cash was classified as restricted, the majority of which is used as collateral for performance bonds. Should we be unable to obtain performance bonds in the future, significant future potential contract revenue could become unavailable to us. Further, should our working capital situation deteriorate, we would not be able to access the escrowed cash to meet working capital requirements.

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

Our AMSC Windtec business faces competition for the supply of wind turbine engineering design services from design engineering firms, such as Garrad Hassan, and from licensors of wind turbine systems, such as Aerodyn, DeWind and REpower. We also face indirect competition in the wind energy market from manufacturers of wind energy systems, such as Gamesa, General Electric, Suzlon and Vestas.

The stand-alone FCL products that we are developing in collaboration with Siemens face competition from several competitors developing alternative solutions, including Beijing Superconductor, Hypertech, Hyundai, Innopower, KEPRI, LS Industrial Systems, Nexans, Rolls-Royce, SC Power, SuperPower and Toshiba. The HTS motor and generator products that we are developing face competition from copper wire-based motors and generators, from permanent magnet motors that are being developed, including by DRS Technologies, and from companies developing HTS rotating machinery, including Baldor Electric, Converteam, Doosan Heavy Industries & Construction, General Electric, Ishikawajima-Harima Heavy Industries Co. and Siemens. Research efforts and technological advances made by others in the superconductor field, in the wind energy market or in other areas with applications to the power quality and reliability markets may render our development efforts obsolete.

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

We may in the future acquire complementary businesses or technologies, although we currently have no commitments or agreements to do so. As a result of any acquisitions we pursue, management’s attention and resources may be diverted from our other businesses. An acquisition may also involve significant purchase price and significant transaction-related expenses.

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

We are expanding our sales and service operations in Europe and the Asia-Pacific region, including a new operation in China. We expect our revenue and operations outside the United States will continue to expand in the future. For fiscal 2007, 74% of our consolidated revenues were derived from customers outside of the United States. Our international operations are subject to a variety of risks that we do not face in the U.S., including:

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

Our overall success in international markets depends, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions. We may not be successful in developing and implementing policies and strategies that will be effective in managing these risks in each country where we do business or conduct operations. Our failure to manage these risks successfully could harm our international operations and reduce our international sales, thus adversely affecting our business, operating results and financial condition.

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

Our corporate headquarters and HTS wire manufacturing operations are located in a 355,000-square-foot facility owned by us and located in Devens, Massachusetts. In December 2007, we completed the relocation of our corporate personnel and headquarters to this facility from leased space located in Westborough, Massachusetts. Our lease on the 102,000 square foot Westborough facility, which has been vacated, expires on May 31, 2009.

Our AMSC Power Systems business unit operates out of leased facilities located in Middleton and New Berlin, Wisconsin, West Mifflin, Pennsylvania and Suzhou, China with a combined total of approximately 181,000 square feet of space. The Middleton, Wisconsin facility comprises approximately 60,000 square feet of space in two buildings with leases expiring on December 31, 2010. The New Berlin, Wisconsin facility comprises approximately 50,000 square feet of space under a lease that expires on September 30, 2011. The West Mifflin, Pennsylvania facility comprises approximately 17,000 square feet of space under a lease that expires on December 31, 2010. Our new Suzhou, China facility comprises approximately 54,000 square feet of space under a lease that expires on July 31, 2010.

We operate our AMSC Windtec subsidiary out of two leased facilities in Austria (one in Klagenfurt and one in Ebenthal) with a combined total of approximately 13,000 square feet of space. The lease in Klagenfurt expires December 31, 2013. The lease in Ebenthal expires on June 30, 2008.

Item 3.	LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings other than routine litigation or related proceedings incidental to our business that we do not consider material.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2007.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been quoted on the NASDAQ Global Market under the symbol “AMSC” since 1991. The following table sets forth the high and low price per share of our common stock as reported on the NASDAQ Global Market for the two most recent fiscal years:

	Common Stock Price
	High	Low
Fiscal year ended March 31, 2007:
First quarter	$11.52	$8.25
Second quarter	10.39	6.73
Third quarter	11.26	8.90
Fourth quarter	15.20	9.20
Fiscal year ended March 31, 2008:
First quarter	21.48	13.10
Second quarter	27.59	17.25
Third quarter	32.74	20.28
Fourth quarter	29.30	15.51

Holders

The number of shareholders of record on May 21, 2008 was 536.

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

The following selected financial data reflects the results of operations and balance sheet data for the fiscal years ended March 31, 2004 to 2008. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K, in order to understand further the factors that may affect the comparability of the financial data presented below.

	Fiscal years ended March 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Revenues	$112,396	$52,183	$50,872	$58,283	$41,309
Net loss	(25,447)	(34,675)	(30,876)	(19,660)	(26,733)
Net loss per share	(0.65)	(1.04)	(0.94)	(0.70)	(1.10)
Total assets	261,234	132,433	133,470	158,917	129,899
Working capital	124,334	34,942	66,220	77,272	46,202
Cash, cash equivalents and short and long-term marketable securities	106,232	35,324	65,669	87,581	52,647
Stockholders’ equity	208,452	101,621	115,100	143,510	115,452

Included in fiscal year ended March 31, 2008 net loss was $5.7 million in employee stock-based compensation expense, a $6.7 million charge primarily for restructuring related to our decision to consolidate our Massachusetts operations into one facility in Devens, Massachusetts and $0.8 million for long-lived asset impairments. Fiscal year ended March 31, 2007 net loss included a $3.7 million in employee stock-based compensation expense and a $0.7 million charge for restructuring and long-lived asset impairments related to our decision to re-align the AMSC Wires and AMSC SuperMachines business units into the newly formed AMSC Superconductors business unit. Fiscal year ended March 31, 2006 net loss included a $5.0 million long-lived asset impairment charge related to our decision to complete the transition from 1G HTS wire to a lower cost 2G HTS wire manufacturing technology.

On January 5, 2007, we completed the acquisition of Windtec Consulting GmbH (Windtec). Windtec is an Austria-based designer and licensor of wind energy systems. Windtec is now a wholly-owned subsidiary and is operated by our AMSC Power Systems business unit. The Windtec purchase price was 1.3 million shares of our common stock, valued at approximately $13.1 million based on a five-day average stock price of $10.08 per share at the time of signing the definitive acquisition agreements and public announcement of the acquisition on November 28, 2006. The shares are subject to a lockup whereby the former sole owner and founder of Windtec may sell only a certain number of shares per year through January 2010. The all-stock transaction also includes an earn-out opportunity with the potential for the issuance of up to an additional 1.4 million shares of our common stock to be granted to the former owner and founder based on the achievement by Windtec of certain revenue growth targets for fiscal 2007 through 2010. As of March 31, 2008, an additional 350,000 shares were earned based on achieving the revenue growth targets for fiscal 2007. These shares were valued at approximately $8.1 million, which was recorded to goodwill. Beginning on January 5, 2007, Windtec’s results of operations are included in our consolidated financial statements.

On April 27, 2007, we acquired Power Quality Systems, Inc. (PQS), a Pennsylvania corporation. Pursuant to the Merger Agreement, we acquired all of the issued and outstanding shares of PQS, for which we issued 295,329 shares of our common stock. We valued the acquisition at approximately $4.3 million (excluding acquisition costs) using a value of $14.73 per share, which represents the five-day average closing price of the common stock from the two trading days before through two trading days after the signing of the Merger Agreement and the public announcement of the acquisition. The shares are subject to a lockup agreement whereby the former owners of PQS may sell only a certain number of shares per year through April 2009. While the former owners have not been employed by us subsequent to the acquisition, all key PQS engineering personnel are employed by us. The all-stock transaction also includes an earn-out opportunity with the potential for up to an additional 475,000 shares of our common stock to be issued to PQS's former owners based on the achievement of certain order growth targets for existing PQS products for fiscal 2007 and 2008. This potential contingent consideration, if and when earned, will be recorded as additional goodwill based on the fair value of our common stock at the time of issuance. As of March 31, 2008, an additional 75,000 shares were earned based on achieving the order growth targets for fiscal 2007 and we recorded additional goodwill of approximately $1.7 million. As a result of this transaction, PQS is a wholly-owned subsidiary and is operated by AMSC Power Systems. The results of PQS’s operations are included in our consolidated results from the date of acquisition of April 27, 2007.

The impact of the above mentioned acquisitions is discussed further in Note 13 to the Consolidated Financial Statements included in Item 8 herein.

Item 7	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our products are in varying stages of commercialization. Our power electronic converters have been sold commercially, as part of integrated systems, to utilities, manufacturers and wind farm developers, owners and operators since 1999. We began production of our first generation, or “1G” HTS wire in 2003, although its principal applications (power cables, fault current limiters, rotating machines and specialty magnets) are currently in the prototype stage. Some of these prototypes are funded by U.S. government contracts, primarily with the Department of Homeland Security (DHS), Department of Defense (DOD) and Department of Energy (DOE).

We started initial production of 344 superconductors, our brand name for what is generically known as second generation or “2G” HTS wire, in November 2007. Our gross production capacity is approximately 720,000 meters of 344 superconductors per year.

On July 25, 2007, we completed a public offering of 4.7 million shares of our common stock at $21.25 per share. Net proceeds from the offering (after deducting underwriting discounts, commissions and offering expenses) were $93.6 million.

Our fiscal year begins on April 1 and ends on March 31. This document refers to fiscal 2007, which is the period beginning on April 1, 2007 and concluding on March 31, 2008. Likewise, fiscal 2006 began on April 1, 2006 and concluded on March 31, 2007. Other fiscal years follow similarly.

Our cash requirements depend on numerous factors, including successful completion of our product development activities, ability to commercialize our product prototypes, rate of customer and market adoption of our products and the continued availability of U.S. government funding during the product development phase. Significant deviations to our business plan with regard to these factors, which are important drivers to our business, could have a material adverse effect on our operating performance, financial condition, and future business prospects. We expect to pursue the expansion of our operations through internal growth and potential strategic alliances and acquisitions. At the end of fiscal 2007, we have spent approximately $14.5 million related to our 344 superconductors manufacturing line in Devens, Massachusetts. We expect to spend an additional $0.7 million during fiscal 2008 on this project.

On January 5, 2007, we completed the acquisition of Windtec Consulting GmbH (Windtec). Windtec is an Austria-based designer and licensor of wind energy systems. Windtec is now a wholly-owned subsidiary and is operated by our AMSC Power Systems business unit. The Windtec purchase price was 1.3 million shares of our common stock, valued at approximately $13.1 million based on a five-day average stock price of $10.08 per share at the time of signing the definitive acquisition agreements and public announcement of the acquisition on November 28, 2006. The shares are subject to a lockup whereby the former sole owner and founder of Windtec may sell only a certain number of shares per year through January 2010. The all-stock transaction also includes an earn-out opportunity with the potential for the issuance of up to an additional 1.4 million shares of our common stock to be granted to the former owner and founder based on the achievement by Windtec of certain revenue growth targets for fiscal 2007 through 2010. As of March 31, 2008, an additional 350,000 shares were earned based on achieving the revenue growth targets for fiscal 2007. These shares were valued at approximately $8.1 million, which was recorded to goodwill. Beginning on January 5, 2007, Windtec’s results of operations are included in our consolidated financial statements.

On April 27, 2007, we acquired Power Quality Systems, Inc. (PQS), a Pennsylvania corporation. Pursuant to the Merger Agreement, we acquired all of the issued and outstanding shares of PQS, for which we issued 295,329 shares of our common stock. We valued the acquisition at approximately $4.3 million (excluding acquisition costs) using a value of $14.73 per share, which represents the five-day average closing price of the common stock from the two trading days before through two trading days after the signing of the Merger Agreement and the public announcement of the acquisition. The shares are subject to a lockup agreement whereby the former owners of PQS may sell only a certain number of shares per year through April 2009. While the former owners have not been employed by us subsequent to the acquisition, all key PQS engineering personnel are employed by us. The all-stock transaction also includes an earn-out opportunity with the potential for up to an additional 475,000 shares of our common stock to be issued to PQS's former owners based on the achievement of certain order growth targets for existing PQS products for fiscal 2007 and 2008. This potential contingent consideration, if and when earned, will be recorded as additional goodwill based on the fair value of our common stock at the time of issuance. As of March 31, 2008, an additional 75,000 shares were earned based on achieving the order growth targets for fiscal 2007 and we recorded additional goodwill of approximately $1.7 million. As a result of this transaction, PQS is a wholly-owned subsidiary and is operated by AMSC Power Systems. The results of PQS’s operations are included in our consolidated results from the date of acquisition of April 27, 2007.

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

Our accounting policies that involve the most significant judgments and estimates are as follows:

•	Revenue;

•	Impairment of long-lived assets;

•	Inventory;

•	Income taxes;

•	Goodwill; and

•	Acquisition accounting

Revenue. For certain arrangements, such as prototype development contracts and certain product sales, we record revenues using the percentage-of-completion method, measured by the relationship of costs incurred to total estimated contract costs. We use the percentage-of-completion revenue recognition method when a purchase arrangement meets all of the criteria in Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Percentage-of-completion revenue recognition accounting is predominantly used on certain turnkey power systems installations for electric utilities and long-term prototype development contracts with the U.S. government. We follow this method since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made. However, the ability to reliably estimate total costs at completion is challenging, especially on long-term prototype development contracts, and could result in future changes in contract estimates. Since many contracts extend over a long period of time, revisions in scope and cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to prior-period performance in the current period. Recognition of contract revenues and profit or loss are subject to revisions as the contract work progresses to completion. Revisions in profit or loss estimates are charged to income in the period in which the facts that give rise to the revision become known. For contracts where reasonably dependable estimates of the revenues and costs cannot be made, the Company follows the completed-contract method.

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

We occasionally enter into construction contracts that include a performance bond. As these contracts progress, we continually assess the probability of a payout from the performance bond. Should we determine that such a payout is likely, we would record a liability. Under the guidance of Emerging Issues Task Force (EITF) 01-09, “Accounting for Consideration Given to a Customer or a Retailer of the Vendor’s Products,” we would reduce revenue to the extent a liability is recorded.

We enter into certain arrangements to license our technologies and to provide training services. We have determined that the license has no stand alone value to the customer and is not separable from the training. Accordingly, we account for these arrangements as one unit of accounting and recognize revenue over the period of our performance.

We have elected to record taxes collected from customers on a net basis and do not include tax amounts in Revenue or Costs of revenue.

Customer deposits received in advance of revenue recognition are recorded as deferred revenue until customer acceptance is received. Deferred revenue also represents the amount billed to and/or collected from commercial and government customers on contracts which permit billings to occur in advance of contract performance/revenue recognition.

Impairment of long-lived assets. We periodically evaluate our long-lived assets consisting principally of fixed and intangible assets for potential impairment under Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We perform these evaluations whenever events or circumstances suggest that the carrying amount of an asset or group of assets is not recoverable. Our judgments regarding the existence of impairment indicators are based on market and operational performance. Indicators of potential impairment include:

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

Income taxes. In accordance with applicable accounting standards, we regularly assess our ability to realize our deferred tax assets. Assessments of the realization of deferred tax assets require that management consider all available evidence, both positive and negative, make significant judgments about many factors, including the amount and likelihood of future taxable income. Based on all the available evidence, we have recorded a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realizable due to the taxable losses incurred by us since our inception. Under current federal law, the utilization of the net operating loss and research and development and other tax credit carryforwards may be subject to limitations due to changes in ownership.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48) on April 1, 2007. FIN 48 prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We performed a comprehensive review of our tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, we do not believe that it has included any “uncertain tax positions” in our federal tax return or any of the state or foreign income tax returns we are currently filing or have filed. At the adoption date of April 1, 2007 and as of March 31, 2008, we had no unrecognized tax benefits. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of the adoption date of April 1, 2007 and March 31, 2008, we had no accrued interest related to uncertain tax positions. We file federal, state and foreign income tax returns. Major tax jurisdictions include the U.S. and Austria. All years from our fiscal 1992 income tax filings to the current year remain open and subject to examination in the United States and all years from calendar year 2002 through fiscal 2007 remain open and subject to examination in Austria.

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

Results of Operations

We operate and report our financial results to the Chief Executive Officer in two reportable business segments: AMSC Superconductors and AMSC Power Systems.

AMSC Power Systems supplies power electronic systems used in wind turbines; produces products to increase electrical grid capacity and reliability and to regulate wind farm voltage for the electrical grid; licenses proprietary wind turbine designs to manufacturers of such systems and provides consulting services to the wind industry.

AMSC Superconductors focuses on the manufacturing of HTS wire and coils; the design and development of HTS products, such as power cables, fault current limiters and motors; and the management of large-scale HTS projects, such as HTS power cable system design, manufacturing and installation.

Years Ended March 31, 2008 and March 31, 2007

Revenues

Total revenues increased by 115% to $112.4 million in fiscal 2007, from $52.2 million for fiscal 2006. Our revenues are summarized as follows (in thousands):

	Fiscal years ended March 31,
	2008	2007
AMSC Power Systems	$96,823	$30,850
AMSC Superconductors	15,573	21,333

Total	$112,396	$52,183

Revenues in our AMSC Power Systems unit consist of revenues from D-VAR, PQ-IVR, PQ-SVC, SVC, and PowerModule product sales, service contracts, consulting arrangements and wind turbine prototype development contracts. We also offer to engineer, install and commission our products in a turnkey solution for our customers. Our Power Systems business unit accounted for 86% and 59% revenues for fiscal 2007 and 2006, respectively. Revenues in the Power Systems unit increased 214% to $96.8 million in fiscal 2007 from $30.9 million in fiscal 2006. The increase was driven primarily by the effect of our acquisitions of Windtec and PQS, which contributed $50.8 million to revenues in fiscal 2007 in the aggregate. The remainder of the increase was primarily due to higher sales related to new turnkey power systems projects as well as additional sales of our PowerModules to support wind technology applications primarily in Asia-Pacific.

A substantial portion of our revenues are derived from one customer, Sinovel, a manufacturer of wind energy systems based in China. Sales to Sinovel represented 51% and 11% of our consolidated total revenues for fiscal 2007 and 2006, respectively.

Revenues in our AMSC Superconductors business unit consist of contract revenues, HTS wire sales, revenues under government sponsored electric utility projects, and other prototype development contracts. Revenue is primarily recorded using the percentage-of-completion method. AMSC Superconductors accounted for 14% and 41% revenues for fiscal 2007 and 2006, respectively. AMSC Superconductors revenue decreased 27% to $15.6 million in fiscal 2007 from $21.3 million in fiscal 2006. Revenues from significant AMSC Superconductors government funded contract revenues are summarized as follows (in thousands):

	Expected Contract Value	Revenue Earned through March 31, 2008	Revenue for the fiscal years ended March 31,
Project Name			2008	2007
HYDRA	$24,908	$3,645	$3,645	$—
LIPA I	27,458	27,323	3,867	4,144
LIPA II	9,000	478	478	—
DOE-FCL	3,065	923	923	—
36.5 MW Motor	90,150	90,150	1,283	12,061
NAVSEA Motor Study	5,254	2,940	2,551	389

The decrease in AMSC Superconductors revenue for fiscal 2007 was driven primarily by lower revenues from the 36.5 MW motor program for the U.S. Navy as work has been substantially completed on this program. We also experienced a decrease in 1G wire sales, as this product line was discontinued. These decreases were partially offset by new project revenue, including the HYDRA project.

We realized additional HTS cable project revenues in fiscal 2007 from the Project HYDRA contract with Consolidated Edison, Inc., which is being funded by the DHS and was announced on May 21, 2007. DHS is expected to invest up to a total of $24.9 million in the development of a new high temperature superconductor power grid technology to enable Secure Super Grids. Secure Super Grids utilize customized HTS wires, HTS power cables and ancillary controls to deliver more power through the grid while also being able to suppress power surges that can disrupt service. While the final contract was being negotiated, we had been working under letter contracts with DHS. On January 22, 2008, we executed the final contract with DHS, which has contributed $9.8 million toward the project as of March 31, 2008. We recognized $3.6 million in revenue related to the HYDRA project during fiscal 2007. Consolidated Edison and Southwire Company are subcontractors to us on this project.

Cost-sharing funding

In addition to reported revenues, we also received funding of $2.5 million for fiscal 2007 under U.S. government cost-sharing agreements with the U.S. Air Force and DOE, compared to $2.9 million for fiscal 2006. The decrease in cost-sharing funding is primarily due to the DOE Wire Initiative program nearing completion. All of our cost-sharing agreements provide funding in support of development work on 344 superconductors being done in the AMSC Superconductors business unit. We anticipate that a portion of our funding in the future will continue to come from cost-sharing agreements as we continue to develop joint programs with government agencies. Funding from government cost-sharing agreements is recorded as an offset to research and development and selling, general and administrative expenses, rather than as revenue. As of March 31, 2008, we anticipate recognizing an additional $3.5 million offset to research and development and selling, general and administrative expenses related to these cost-sharing agreements.

Costs of Revenue

Costs of revenue increased by 53% to $80.4 million for fiscal 2007, compared to $52.5 million for fiscal 2006. Gross margin was 28.5% for fiscal 2007 compared to (0.6%) for fiscal 2006. The increase in gross margin was due primarily to a higher mix of Power Systems sales as compared to Superconductors sales. In addition, AMSC Superconductors costs of revenue in the prior fiscal year included a $3.1 million charge for the 36.5MW motor program for additional losses in connection with technical issues that caused delays and additional costs on the project.

Operating Expenses

Research and development

A portion of our R&D expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost-sharing funding. Our R&D expenditures are summarized as follows (in thousands):

	Fiscal years ended March 31,
	2008	2007
R&D expenses per Consolidated Statements of Operations	$15,651	$17,453
R&D expenditures reclassified as costs of revenue	16,218	24,482
R&D expenditures offset by cost-sharing funding	1,323	1,505

Aggregated R&D expenses	$33,192	$43,440

R&D expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) decreased by 10% to $15.7 million, or 14% of revenue for fiscal 2007, from $17.5 million, or 33% of revenue, for fiscal 2006. The decrease in R&D expenses was driven by a reduction in workforce as a result of the re-alignment of the AMSC Wires and SuperMachines business units in March 2007, partially offset by the added costs from the acquisitions of Windtec and PQS and additional internal product development costs in our Power Systems business unit. The decrease in R&D expenditures reclassified as a cost of revenues is a result of less

R&D reclassified into cost of revenues to support government funded programs, primarily related to completing and delivering the 36.5MW motor to the Navy in June 2007. Aggregated R&D expenses, which include amounts classified as costs of revenues and amounts offset by cost-sharing funding, decreased 24% to $33.2 million, or 30% of revenue, for fiscal 2007 compared to $43.4 million, or 83% of revenue, for fiscal 2006. The decrease in fiscal 2007 was driven primarily by a lower level of externally funded program costs on the 36.5 MW motor program, as well as the factors described above.

Selling, general, and administrative

A portion of the SG&A expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as SG&A expenses). Additionally, a portion of SG&A expenses was offset by cost-sharing funding. Our SG&A expenditures are summarized as follows (in thousands):

	Fiscal years ended March 31,
	2008	2007
SG&A expenses per Consolidated Statements of Operations	$28,752	$17,503
SG&A expenditures reclassified as costs of revenue	1,014	3,915
SG&A expenditures offset by cost sharing funding	1,216	1,415

Aggregated SG&A expenses	$30,982	$22,833

SG&A expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) increased by 64% to $28.8 million, or 26% of revenue, in fiscal 2007 from $17.5 million, or 34% of revenue, for fiscal 2006. The increase in SG&A expenses was due primarily to higher expenses associated with stock-based compensation, less absorption of SG&A costs into costs of revenue, higher payroll expenses due to headcount growth and variable compensation costs and the inclusion of the incremental SG&A from Windtec and PQS in the current year. Aggregated SG&A expenses, which include amounts classified as costs of revenue and amounts offset by cost sharing funding, increased 36% to $31.0 million, or 28% of revenue, for fiscal 2007, from $22.8 million, or 44% of revenue, for fiscal 2006. The increase was due primarily to the incremental SG&A from the Windtec and PQS acquisitions, increased stock compensation expense and higher payroll expenses due to headcount growth and variable compensation costs.

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

Amortization of acquisition related intangibles

We recorded $5.1 million and $0.6 million in fiscal 2007 and 2006, respectively, in amortization related to our contractual relationships/backlog, customer relationships, core technology and know-how, trade names and trademark intangible assets. These intangible assets are a result of our Windtec and PQS acquisitions.

Restructuring and impairments

On October 25, 2007, our Board of Directors approved a restructuring plan (the “Fiscal 2007 Plan”) to reduce operating costs through the closure of our last remaining facility in Westborough, Massachusetts and the consolidation of operations there, including our corporate headquarters, into our Devens, Massachusetts facility. No headcount reductions were associated with this plan.

Aggregate restructuring charges associated with the Fiscal 2007 Plan were $6.4 million, all of which was recorded in fiscal 2007. The charge primarily represents $3.8 million in costs associated with the write-off of the present value of the remaining lease payments, $2.2 million in unforeseen costs determined necessary to decontaminate, clean and return the building back to its original state to the landlord, and $0.5 million in costs associated with the relocation of people and equipment to our Devens facility. The aggregate expected charge above assumes the facility will not be subleased. All restructuring charges associated with the Fiscal 2007 Plan are expected to result in the disbursement of cash.

Excluding potential continuing restructuring charges associated with our Westborough lease through May 2009, we began to realize annual cost savings from the Fiscal 2007 Plan at a rate of approximately $2.5 million per year beginning in the fourth quarter of fiscal 2007.

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

Our aggregate restructuring charges associated with the Fiscal 2006 Plan were $0.8 million. The restructuring charge was allocated to the AMSC Superconductors operating segment. Of this total, $0.3 million of the restructuring charges were incurred in fiscal 2007 and $0.5 million were incurred during fiscal 2006. As of March 31, 2008, the plan was completed.

As of March 31, 2007, we reclassified our previously impaired first generation wire manufacturing equipment from “Property, Plant and Equipment” to “Assets held for sale”. The estimated salvage value of these assets was $2.2 million as of March 31, 2007 and was recorded as other assets in the consolidated balance sheet. A public auction for the sale of these assets was held in June 2007 and private sales were negotiated with interested parties for the remaining equipment. Based on the results of the auction and our recent work to sell through private sales, we determined that additional impairment charges of $0.8 million were required during fiscal 2007 to write down the value of the assets to their net realizable value. There were no Assets held for sale at March 31, 2008.

Operating income (loss)

Our operating income (loss) is summarized as follows (in thousands):

	Fiscal years ended March 31,
	2008	2007
AMSC Power Systems	$10,865	$402
AMSC Superconductors	(21,784)	(31,419)
Unallocated corporate expenses	(13,971)	(5,515)

Total	$(24,890)	$(36,532)

The operating income at AMSC Power Systems increased to $10.9 million in fiscal 2007 from $0.4 million in fiscal 2006. The increase was primarily the result of benefiting from the Windtec acquisition during all of fiscal 2007 compared to only one quarter in fiscal 2006. This was partially offset by higher SG&A and R&D costs resulting from the Windtec and PQS acquisitions, including amortization of acquisition related intangibles and higher operating expenses in support of the revenue growth in AMSC Power Systems

The operating loss at AMSC Superconductors decreased to $21.8 million in fiscal 2007 from $31.4 million in fiscal 2006. The decrease in the operating loss was primarily a result of the contract losses in the prior year related to the 36.5MW motor program, a prior year write-off for a SuperVAR synchronous condenser, lower corporate allocations and lower operating expenses as a result of the re-alignment of the AMSC Wires and SuperMachines business units.

Non-operating expenses/Interest income

Interest income increased to $4.0 million for fiscal 2007 from $2.2 million in fiscal 2006. This increase in interest income reflects higher combined cash, cash equivalents and marketable securities balances available for investment, largely the result of the $93.6 million in net proceeds we received in the stock offering completed on July 25, 2007.

Other expense, net, was $1.7 million in fiscal 2007 compared to $0.4 million in fiscal 2006. The increase was due primarily to higher mark to market expense on the revaluation of the stock warrant issued in April 2005 related to a litigation settlement. The warrant was re-valued at $3.0 million and $1.4 million as of March 31, 2008 and 2007, respectively, resulting in a charge of $1.6 million and $0.4 million for fiscal 2007 and 2006, respectively. The Warrant will be marked-to-market until such time as the Warrant is exercised or forfeited.

Income Taxes

During fiscal 2007 and 2006, we recorded income tax expense of $2.9 million and an income tax benefit of $0.1 million, respectively. We incur losses in the U.S. and for fiscal 2007, China, but due to a history of operating losses, we do not record a tax benefit on those losses. Operations in foreign jurisdictions are profitable and associated income tax expense is recorded.

Section 382 of the Internal Revenue Code of 1986, as amended (the IRC), limits the amount of net operating loss (NOL) and general business tax credit carryforwards that a corporation may deduct from its income if the corporation has undergone an ownership change. Our utilization of NOL and general business tax credit carryforwards may be subject to the substantial annual limitations imposed by Section 382 of the IRC due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and general business tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three year period. Since our formation, we have raised capital through the issuance of capital stock which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in an ownership change, as defined by Section 382, or could result in an ownership change in the future upon subsequent disposition. We have not completed an in-depth study to assess whether there have been multiple ownership changes since our formation due to the significant complexity and cost associated with such study. If we have experienced an ownership change at any time since our formation, utilization of our NOL or general business tax credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the NOL or general business tax credit carryforwards before utilization. Until a study is completed and any limitation known, no NOL or general business tax credit carryforward amounts are being presented as uncertain tax positions under FIN 48.

Based on our latest operating plan, we expect to continue to incur operating losses through at least fiscal 2008 as we continue to devote significant financial resources to our commercialization efforts for 344 superconductors and to our ongoing research and development activities.

Please refer to the “Risk Factors” section in Item 1A for a discussion of certain factors that may affect our future results of operations and financial condition.

Years Ended March 31, 2007 and March 31, 2006

Revenues

Total consolidated revenues increased 3% to $52.2 million in fiscal 2006 from $50.9 million for fiscal 2005. Our revenues are summarized as follows (in thousands):

	Fiscal years ended March 31,
	2007	2006
AMSC Power Systems	$30,850	$15,001
AMSC Superconductors	21,333	35,871

Total	$52,183	$50,872

AMSC Power Systems accounted for 59% and 29% revenues for fiscal 2006 and 2005, respectively. Revenues in our AMSC Power Systems business unit increased 106% to $30.9 million for fiscal 2006 from $15.0 million for fiscal 2005. The increase was primarily the result of a higher level of D-VAR and PowerModule system sales due to the growing demand for wind energy solutions, and higher PQ-IVR sales to industrial customers and revenue generated by Windtec subsequent to the acquisition. D-VAR system sales contributed approximately 51% growth from the prior year. This growth in D-VAR system sales can be partially attributed to countries such as the United Kingdom, Canada, Australia and New Zealand where transmission grid operators have adopted stringent interconnection standards for wind farms requiring dynamic voltage control.

The Windtec acquisition completed on January 5, 2007 contributed approximately $4.0 million of additional revenue in the quarter ended March 31, 2007, net of the revenue that would have been recognized on the PowerModule shipments from us to Windtec absent the acquisition. PowerModule sales increased by over 500% from the prior fiscal year primarily as a result of PM1000 system shipments to a Windtec electrical systems customer in China.

AMSC Superconductors accounted for 41% and 71% revenues for fiscal 2006 and 2005, respectively. Revenues in our AMSC Superconductors business unit decreased 41% to $21.3 million for fiscal 2006 from $35.9 million for fiscal 2005. The decrease was primarily attributable to lower revenues from the 36.5 MW motor program revenues and the LIPA project.

On April 26, 2006, a contract modification from the Navy on the 36.5 MW motor program was received that provided $13.3 million in additional funding, thereby increasing the contract value to $90.2 million and converting it from a cost-plus-incentive-fee contract to a firm-fixed-price contract. Revenues on this program are recognized on a percentage of completion basis and, as such, are subject to adjustments when estimates to complete the program are revised. The revenue decrease from the prior year related to the 36.5 MW motor program is due to a lower level of work performed on the motor program in fiscal 2006 as the program neared completion. In addition, delays in the completion of the motor resulted in an increase in estimated costs as well as a delay in revenue recognition of $1.3 million from the year ended March 31, 2007 until the first quarter ending June 30, 2007. During the quarter ended December 31, 2006, a crack was discovered in a non-superconductor component of the 36.5 MW motor that required repair. This event caused an unanticipated cost overrun that resulted in an estimated loss on this program of approximately $1.6 million which was recorded in the quarter ended December 31, 2006. The crack was fully repaired and reassembly of the motor was completed in February 2007. However, additional technical issues occurred during the initial phase of factory acceptance testing in late February 2007, causing additional delays and cost overruns that led to a $1.5 million increase in the estimated loss on this program to $3.1 million. The motor successfully passed factory acceptance testing at the end of March 2007 and was delivered to the Navy in June 2007.

LIPA project revenues decreased to $4.1 million for fiscal 2006 from $9.7 million for fiscal 2005 due to a combination of funding limitations from the DOE and a lower level of work performed compared to prior year.

In March 2007, the DOE released the remaining incremental funding up to the then-current authorized contract ceiling of $23.5 million, which allowed us to recognize revenue of $2.7 million during the quarter ended March 31, 2007 related to costs that had previously been deferred and recorded as inventory as of December 31, 2006. In May 2007, the DOE awarded a contract modification of $4.0 million to cover subcontractor cost growth on the LIPA project, increasing the contract ceiling to $27.5 million. On March 31, 2007, as a result of this contract modification being anticipated, we inventoried costs of $1.1 million in excess of the then-current contract ceiling of $23.5 million as management deemed that future funding sufficient to cover these deferred costs was probable. The deferred program costs consisted primarily of materials, labor, overhead, and subcontractor costs. As a result of the DOE awarded contract modification in May 2007, these deferred program costs that were inventoried as of March 31, 2007 were recorded as costs of revenue and the corresponding revenue was recognized in the first quarter of fiscal 2007.

Cost-sharing funding

In addition to reported revenues, we also received funding of $2.9 million for fiscal 2006 under U.S. government cost-sharing agreements with the U.S. Air Force and DOE, compared to $1.6 million for fiscal 2005. This increase in funding which was recognized as an offset to operating expenses, was the result of the $5.4 million Title III contract awarded by the Air Force in December 2005. Under the Title III contract, we recognized cost-sharing funding of $2.3 million and $0.6 million as an offset to operating expenses for fiscal 2006 and fiscal 2005, respectively. As required by government contract accounting guidelines, funding from government cost-sharing agreements is recorded as an offset to research and development and selling, general and administrative expenses, rather than as revenue. All of our cost-sharing agreements provide funding in support of 2G wire development work being performed in the AMSC Superconductors business unit.

Costs of Revenue

Costs of revenue decreased 2% to $52.7 million in fiscal 2006 from $53.4 million in fiscal 2005. Gross margin was (0.6%) for fiscal 2006 compared to (5.1%) for fiscal 2005. The improvement in gross margin was due primarily to increased product sales in AMSC Power Systems during fiscal 2007 which contributes higher margins than AMSC Superconductors. Costs of revenue in fiscal 2006 included a loss related to cost overruns on the 36.5 MW motor program.

Research and development

A portion of our R&D expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost-sharing funding. Our R&D expenditures are summarized as follows (in thousands):

	Fiscal years ended March 31,
	2007	2006
R&D expenses per Consolidated Statements of Operations	$17,453	$14,961
R&D expenditures classified as costs of revenue	24,482	29,720
R&D expenditures offset by cost-sharing funding	1,505	868

Aggregated R&D expenses	$43,440	$45,549

R&D expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) increased by 17% to $17.5 million, or 33% of revenue, in fiscal 2006 from $15.0 million, or 29% of revenue, in fiscal 2005 as a result of two factors: a lower percentage of the R&D cost was classified as costs of revenue due to the lower level of funded prototype development contract work in AMSC Superconductors related to the Navy 36.5 MW motor program, and a higher level of internally-funded R&D spending incurred which was focused on 2G wire scale-up efforts. Aggregated R&D expenses, which include amounts classified as costs of revenue and amounts offset by cost-sharing funding, decreased by 5% to $43.4 million, or 83% of revenue, in fiscal 2006 from $45.5 million, or 90% of revenue, in fiscal 2005. The decrease was due primarily to a lower level of externally-funded R&D spending at AMSC Superconductors. The decrease in R&D spending at AMSC Superconductors was partially offset by a $0.4 million increase in AMSC Power Systems R&D spending, primarily related to the recently acquired Windtec. In addition, there was $0.9 million in stock-based compensation expense classified as R&D expense in fiscal 2006 in connection with our adoption of SFAS No. 123(R).

Selling, general, and administrative

A portion of the SG&A expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as SG&A expenses). Additionally, a portion of SG&A expenses was offset by cost-sharing funding. Our SG&A expenditures are summarized as follows (in thousands):

	Fiscal years ended March 31,
	2007	2006
SG&A expenses per Consolidated Statements of Operations	$17,503	$10,989
SG&A expenditures classified as costs of revenue	3,915	4,444
SG&A expenditures offset by cost-sharing funding	1,415	776

Aggregated SG&A expenses	$22,833	$16,209

SG&A expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) increased by 59% to $17.5 million, or 34% of revenue, in fiscal 2006 from $11.0 million, or 22% of revenue, in fiscal 2005 primarily as a result of three factors: $2.4 million in higher stock-based compensation expense in connection with our adoption of SFAS No. 123(R) in April 2006, $1.1 million in higher professional service expense and additional SG&A expenses of $0.6 million related to the Windtec acquisition in January 2007. Other increases in SG&A expenses were the result of expansion efforts related to sales and service in the Asia Pacific region, increased marketing costs and a higher level of management bonus payouts to AMSC Power Systems employees based on performance goals achieved during fiscal 2006. Also, as a result of the lower level of funded prototype development contract work in AMSC Superconductors in fiscal 2006, a lower percentage of the SG&A cost was classified as costs of revenue compared to fiscal 2005. Aggregated SG&A expenses, which include amounts classified as costs of revenue and amounts offset by cost-sharing funding, increased by 41% to $22.8 million, or 44% of revenue, for fiscal 2006 from $16.2 million, or 32% of revenue, for fiscal 2005 primarily as a result of the stock compensation and other SG&A expenses noted above.

Amortization of acquisition related intangibles

We recorded $0.6 million in fiscal 2006 in amortization related to our contractual relationships/backlog, customer relationships, core technology and know-how, trade names and trademark intangible assets. These intangible assets are a result of the Windtec acquisition.

Restructuring and impairments

During fiscal 2006, we recorded approximately $0.5 million in restructuring charges as a result of a restructuring plan announced on March 26, 2007 to consolidate our AMSC Wires, SuperMachines and Power Electronic business segments into two operating segments: AMSC Superconductors and AMSC Power Systems. We consolidated our manufacturing operations by closing one of our two Westborough, Massachusetts facilities, moving operations from that facility into the Devens, Massachusetts plant, and reducing headcount by 37 employees. The restructuring charges included $0.4 million for severance and $0.1 million to write off the remaining six months of facility lease payments and other costs. In addition, there was a related $0.1 million fixed asset impairment for manufacturing equipment written down to its estimated salvage value. In March 2006, we transitioned from 1G to 2G wire manufacturing and to cease manufacturing our 1G wire. As a result, an impairment charge of $5.0 million was recorded in the fourth quarter of fiscal 2005. The impairment charge included a write-down of 1G equipment of $3.3 million, licenses of $1.2 million and patents of $0.5 million.

Operating income (loss)

Our operating income (loss) is summarized as follows (in thousands):

	Fiscal years ended March 31,
	2007	2006
AMSC Power Systems	$402	$(3,641)
AMSC Superconductors	(31,419)	(27,549)
Unallocated corporate expense	(5,515)	(2,297)

Total	$(36,532)	$(33,487)

The operating income at AMSC Power Systems was $0.4 million during fiscal 2006 compared to an operating loss of $3.6 million in fiscal 2005. The improvement was primarily a result of higher gross margins in fiscal 2006 in connection with the increased level of product sales.

The operating loss at AMSC Superconductors increased to $31.4 million in fiscal 2006 compared to $27.5 million in fiscal 2005 as a result of lower revenues and margins related to the 36.5 MW Navy contract during fiscal 2006. The margin decrease was primarily the result of higher than planned subcontractor spending and an increase in costs related to a delay in the completion and delivery of our 36.5 MW ship propulsion motor into June 2007 resulting in the recognition of a contract loss of $3.1 million in fiscal 2006. The 36.5 MW motor program was converted from a cost-plus-incentive-fee contract to a firm-fixed-price contract on April 26, 2006. During the third quarter of fiscal 2006, a crack was discovered in a non-superconductor component of the 36.5 MW motor that required repair. This event caused an unanticipated cost overrun on the Navy 36.5 MW contract that resulted in an estimated loss of approximately $1.6 million being recorded in the third quarter of fiscal 2006. The crack was fully repaired and reassembly of the motor was completed in February 2007. However, additional technical issues occurred during the initial phase of factory acceptance testing in late February, causing additional delays and cost overruns that led to a $1.5 million increase in the estimated loss to $3.1 million. The motor successfully passed factory acceptance testing at the end of March 2007 and was delivered to the Navy in June 2007. Cost overruns on this program directly impacted the profitability of this business unit during fiscal 2006.

In addition to the lower margins related to the 36.5MW motor, AMSC Superconductors wrote off $0.9 million of inventoried costs related to one of the two SuperVAR synchronous condensers we had planned to ship to a customer. AMSC Superconductors also recorded restructuring charges of $0.5 million and impairment charges of $0.1 million during March 2007 as a result of the decision to re-align our former SuperMachines and AMSC Wires business units into the newly formed AMSC Superconductors business unit. These increased costs were partially offset by lower depreciation and amortization expense as a result of the $5.0 million impairment charge on the 1G asset group (consisting of equipment, patents and licenses) that was recorded during the fourth quarter of fiscal 2005.

The increase in unallocated corporate expense was due to an increase in stock-based compensation expense primarily related to our adoption of SFAS No. 123(R) in April 2006.

Non-operating expenses/Interest income

Interest income decreased to $2.2 million in fiscal 2006 from $2.6 million in fiscal 2005, primarily as a result of the lower combined cash, cash equivalents and marketable securities balances available for investment.

Other expense, net was $0.4 million in fiscal 2006 and was primarily driven by a loss on the revaluation of the stock warrant issued in April 2005 to TM Capital Corp., a past financial advisor to us, related to a litigation settlement. The litigation settlement amount of $2.7 million, which consisted of a $1.7 million cash payment made in April 2005 and a $1.0 million accrued liability relating to the warrant issued for 200,000 shares of our common stock, was accrued in the fourth quarter of fiscal 2004. The warrant was valued at $1.4 million as of March 31, 2007 as compared to $1.0 million as of March 31, 2006, resulting in an expense of $0.4 million in fiscal 2006. There was no comparable amount recorded in fiscal 2005.

Income Taxes

During fiscal 2006, we recorded a tax benefit of $0.1 million. This tax benefit was primarily the result of adjustments made to the deferred tax liability of our Austrian subsidiary, Windtec, associated with the non-deductible amortization of intangible assets. There was no such income tax expense or benefit in fiscal 2005.

Liquidity and Capital Resources

At March 31, 2008, we had cash, cash equivalents and marketable securities of $106.2 million compared to $35.3 million at March 31, 2007, an increase of $70.9 million. Our cash, cash equivalents and marketable securities are summarized as follows (in thousands):

	March 31,
	2008	2007
Cash and cash equivalents	$67,834	$15,925
Marketable securities	38,398	19,399

Total cash, cash equivalents, and marketable securities	$106,232	$35,324

The increase in cash and cash equivalents and marketable securities was primarily the result of receiving $93.6 million in net proceeds from our July 2007 public offering (see below). The amount as of March 31, 2008 excludes $13.2 million of restricted cash.

We have generated operating losses since our inception, and expect to continue incurring operating losses until at least until the end of fiscal 2008.

For fiscal 2007, net cash used by operating activities was $17.8 million compared to a use of $22.8 million in fiscal 2006. The decrease in cash used by operations is due to a lower net loss, partially offset by higher cash used for working capital, primarily related to an increase in accounts receivable.

For fiscal 2007, net cash used in investing activities was $40.5 million compared to a use of less than $0.1 million in fiscal 2006. The increase in cash used by investing activities was driven primarily by the net increase in cash invested in marketable securities and an increase in restricted cash used as collateral for performance bonds issued on turnkey projects.

As of March 31, 2008, we have invested in total approximately $14.5 million in the 344 superconductors production line. These expenditures were made to enable us to achieve a gross production capacity of approximately 720,000 meters annually of 344 superconductors on our 4 cm manufacturing technology and prepare to migrate to our 10 cm manufacturing technology. We estimate that an additional $28.0 million to $35.0 million of capital expenditures would be needed for a full commercial manufacturing operation with a gross capacity of approximately 9 million meters of wire per year.

For fiscal 2007, cash provided by financing activities was $108.4 million compared to $3.5 million in fiscal 2006. On July 25, 2007, we completed a public offering of 4.7 million shares of our common stock at $21.25 per share. Net proceeds from the offering (after deducting underwriting discounts, commissions and offering expenses) were $93.6 million. An additional $14.8 million of proceeds from the exercise of stock options was also received during the period.

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

We occasionally enter into construction contracts that include a performance bond. As these contracts progress, we continually assess the probability of a payout from the performance bond. Should we determine that such a payout is likely, we would record a liability. As of March 31, 2008, we have not recorded a liability with respect to performance bonds.

Contractual Obligations

As of March 31, 2008, we are committed to make the following payments under contractual obligations (in thousands):

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (rent)	$9,192	$3,916	$3,707	$1,229	$340
Operating leases (other)	87	55	31	1	—
Purchase obligations (subcontracts)	8,529	8,199	330	—	—
Purchase obligations (purchase orders)	35,606	35,606	—	—	—

Total contractual cash obligations	$53,414	$47,776	$4,068	$1,230	$340

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 amends and expands the disclosure requirements related to derivative instruments and hedging activities. The Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The provisions of SFAS No. 161 are effective for the year beginning January 1, 2009. We are currently evaluating the impact of the provisions of SFAS No. 161.

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), “Business combinations”, which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008. Although there are not any current plans for an acquisition, should there be an acquisition in the future, we will adopt this statement for acquisitions consummated after its effective date.

In February 2007, the FASB Issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115.” This standard permits entities to choose to measure many financial instruments and certain other items at fair value and provides the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This standard is effective for fiscal years beginning after November 15, 2007. This statement will not impact our financial statements as we do not expect to elect to measure any items at fair market value under the guidance in SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands financial statement disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier adoption permitted. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with limited exceptions. The FASB recently concluded to defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of SFAS No. 157 is not expected to have a material impact on our consolidated financial position and results of operations.

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

The functional currency of all our foreign entities is the U.S. dollar, except for our AMSC Windtec subsidiary for which the local currency (Euro) is the functional currency. We monitor foreign currency exposures, but we currently do not hedge currency risk. Cumulative translation adjustments are excluded from net loss and reported as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in our net loss and have not been material to date. Future operating results could be impacted by material foreign currency fluctuations. In the future, should foreign currency fluctuations become material, management will review options to limit the financial impact to our operations.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, an evaluation was conducted of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2008.

The effectiveness of our internal control over financial reporting as of March 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

AMERICAN SUPERCONDUCTOR CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

American Superconductor Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of American Superconductor Corporation and its subsidiaries at March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 8 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions during the year ended March 31, 2008. As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation during the year ended March 31, 2007.

AMERICAN SUPERCONDUCTOR CORPORATION

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

May 29, 2008

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$67,834	$15,925
Marketable securities	38,398	19,399
Accounts receivable, net	37,108	18,054
Inventory	10,907	6,853
Restricted cash	12,312	-
Prepaid expenses and other current assets	4,467	1,505
Deferred tax assets, net	2,293	513

Total current assets	173,319	62,249

Property, plant and equipment:
Land	4,022	4,022
Construction in progress—equipment	2,037	7,361
Building	35,143	34,894
Equipment	32,106	20,664
Furniture and fixtures	3,816	3,260
Leasehold improvements	1,554	4,839

	78,678	75,040
Less: accumulated depreciation	(24,370)	(25,112)

Property, plant and equipment, net	54,308	49,928
Goodwill	18,530	5,126
Intangibles, net	11,583	12,849
Long-term restricted cash	860	-
Other assets	2,634	2,281

Total assets	$261,234	$132,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$38,356	$23,532
Deferred revenue	10,629	3,775

Total current liabilities	48,985	27,307

Non-current liabilities
Deferred revenue	2,043	867
Deferred tax liabilities, net	1,244	2,518
Other non-current liabilities	510	120

Total liabilities	52,782	30,812

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $.01 par value
Authorized shares-100,000,000; shares issued and outstanding 41,541,597 and 35,016,073 at March 31, 2008 and 2007, respectively	415	350
Additional paid-in capital	615,025	486,194
Deferred contract costs—warrant	(8)	(14)
Accumulated other comprehensive income	3,522	146
Accumulated deficit	(410,502)	(385,055)

Total stockholders’ equity	208,452	101,621

Total liabilities and stockholders’ equity	$261,234	$132,433

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal years ended March 31,
	2008	2007	2006
Revenues	$112,396	$52,183	$50,872

Costs and expenses:
Costs of revenue	80,363	52,502	53,449
Research and development	15,651	17,453	14,961
Selling, general and administrative	28,752	17,503	10,989
Amortization of acquisition related intangibles	5,058	590	—
Restructuring and impairments	7,462	667	4,960

Total costs and expenses	137,286	88,715	84,359

Operating loss	(24,890)	(36,532)	(33,487)
Interest income	3,977	2,179	2,611
Other income (expense), net	(1,654)	(424)	—

Loss before income tax expense	(22,567)	(34,777)	(30,876)
Income tax expense (benefit)	2,880	(102)	—

Net loss	$(25,447)	$(34,675)	$(30,876)

Net loss per common share
Basic and Diluted	$(0.65)	$(1.04)	$(0.94)

Weighted average number of common shares outstanding
Basic and Diluted	39,137	33,261	32,685

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal years ended March 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(25,447)	$(34,675)	$(30,876)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	10,095	4,750	7,475
Stock-based compensation expense	5,665	3,680	428
Stock-based compensation expense—non-employee	232	292	—
Impairment charges on long-lived assets	757	144	4,960
Inventory write-down charges	933	1,201	1,591
Re-valuation of warrant	1,652	408	(7)
Deferred income taxes	(3,424)	(119)	—
Other non-cash items	697	391	641
Changes in operating asset and liability accounts, excluding the effect of acquisitions:
Accounts receivable	(20,330)	(6,281)	(3,549)
Inventory	(4,410)	1,072	(3,725)
Prepaid expenses and other current assets	(2,853)	140	217
Accounts payable and accrued expenses	11,635	3,595	3,396
Deferred revenue	6,975	2,641	(140)

Net cash used in operating activities	(17,823)	(22,761)	(19,589)

Cash flows from investing activities:
Purchase of property, plant and equipment	(8,598)	(10,046)	(2,994)
Proceeds from the sale of property, plant and equipment	1,360	92	49
Purchase of marketable securities	(174,650)	(62,562)	(88,932)
Proceeds from the maturity of marketable securities	155,917	73,785	107,455
Increase in restricted cash	(13,172)	—	—
Acquisition costs, net of cash acquired in acquisitions	(102)	(387)	—
Purchase of intangible assets	(1,264)	(862)	(771)
Change in other assets	49	(29)	6

Net cash provided by (used in) investing activities	(40,460)	(9)	14,813

Cash flows from financing activities:
Proceeds from follow-on public offering, net	93,612	—	(66)
Proceeds from issuances of common stock, net	14,820	3,524	1,421

Net cash provided by financing activities	108,432	3,524	1,355

Effect of exchange rate changes on cash and cash equivalents	1,760	—	—

Net increase (decrease) in cash and cash equivalents	51,909	(19,246)	(3,421)
Cash and cash equivalents at beginning of period	15,925	35,171	38,592

Cash and cash equivalents at end of period	$67,834	$15,925	$35,171

Supplemental schedule of cash flow information:
Issuance of common stock in connection with acquisitions	$4,349	$13,104	$—
Noncash issuance of common stock	362	340	1,075
Noncash contingent consideration in connection with acquisitions	9,856	—	—

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Deferred Contract Costs-Warrant	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance at March 31, 2005	32,545	$325	$463,633	$(784)	$(26)	$(134)	$(319,504)	$143,510
Exercise of stock options	144	1	772	—	—	—	—	773
Public offering of common stock	—	—	(66)	—	—	—	—	(66)
Issuance of common stock - ESPP	75	1	646	—	—	—	—	647
Deferred compensation	66	1	970	(970)	—	—	—	1
Amortization of deferred compensation	—	—	—	424	—	—	—	424
Issuance of stock for calendar 2004 and calendar 2005								—
401(k) match and fiscal 2006 employee stock awards	60	1	650	—	—	—	—	651
Amortization of deferred warrant costs	—	—	—	—	6	—	—	6
Unrealized gains on investments	—	—	—	—	—	31	—	31
Cumulative translation adjustment	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(30,876)	(30,876)

Balance at March 31, 2006	32,890	329	466,605	(1,330)	(20)	(104)	(350,380)	115,100
Exercise of stock options	387	4	3,191	—	—	—	—	3,195
Acquisition of Windtec	1,300	13	13,091	—	—	—	—	13,104
Issuance of common stock - ESPP	36	—	328	—	—	—	—	328
Issuance of common stock - restricted shares	369	4	(3)	—	—	—	—	1
Reclassification of deferred compensation on adoption of FAS123R	—	—	(1,330)	1,330	—	—	—	—
Stock-based compensation expense	—	—	3,680	—	—	—	—	3,680
Non-employee stock-based compensation expense	—	—	292	—	—	—	—	292
Issuance of stock for calendar 2006 401(k) match	34	—	340	—	—	—	—	340
Amortization of deferred warrant costs	—	—	—	—	6	—	—	6
Unrealized gains on investments	—	—	—	—	—	116	—	116
Cumulative translation adjustment	—	—	—	—	—	134	—	134
Net loss	—	—	—	—	—	—	(34,675)	(34,675)

Balance at March 31, 2007	35,016	350	486,194	—	(14)	146	(385,055)	101,621
Exercise of stock options	1,392	14	14,551	—	—	—	—	14,565
Exercise of warrants	26	—	—	—	—	—	—	—
Public offering of common stock	4,700	47	93,565	—	—	—	—	93,612
Acquisition of Power Quality Systems	295	3	4,346	—	—	—	—	4,349
Issuance of common stock - ESPP	14	—	254	—	—	—	—	254
Issuance of common stock - restricted shares	79	1	—	—	—	—	—	1
Stock-based compensation expense	—	—	5,665	—	—	—	—	5,665
Non-employee stock-based compensation expense	—	—	232	—	—	—	—	232
Issuance of stock for calendar 2007 401(k) match	20	—	362	—	—	—	—	362
Contingent consideration for acquisitions	—	—	9,856	—	—	—	—	9,856
Amortization of deferred warrant costs	—	—	—	—	6	—	—	6
Unrealized gains on investments	—	—	—	—	—	264	—	264
Cumulative translation adjustment	—	—	—	—	—	3,112	—	3,112
Net loss	—	—	—	—	—	—	(25,447)	(25,447)

Balance at March 31, 2008	41,542	$415	$615,025	$—	$(8)	$3,522	$(410,502)	$208,452

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Fiscal years ended March 31,
	2008	2007	2006
Net loss	$(25,447)	$(34,675)	$(30,876)

Other comprehensive income (loss)
Foreign currency translation	3,112	134	(1)
Unrealized gains on investments	264	116	31

Other comprehensive income	3,376	250	30

Comprehensive loss	$(22,071)	$(34,425)	$(30,846)

The accompanying notes are an integral part of the consolidated financial statements.

1.    Nature of the Business and Operations

American Superconductor Corporation (the Company or AMSC) was founded on April 9, 1987. The Company is an energy technologies company, offering an array of solutions based on two proprietary technologies: programmable power electronic converters and high temperature superconductor (HTS) wires. The Company’s products, services and system-level solutions enable cleaner, more efficient and more reliable generation, delivery and use of electric power. The programmability and scalability of the Company’s power electronic converters differentiate them from most competitive offerings. The two primary markets the Company serves are the wind energy market and the power transmission and distribution – or “power grid” – market. The Company operates in two business segments – AMSC Power Systems and AMSC Superconductors.

2.    Summary of Significant Accounting Policies

A summary of the Company’s significant accounting policies follows:

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated. Certain reclassifications of prior years’ amounts have been made to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the accompanying notes. Actual results may differ from those estimates.

Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist principally of money market accounts and corporate debt instruments.

Marketable Securities

Short-term marketable securities, with current maturities of greater than 3 months from original purchase date but less than 12 months from the date of the balance sheet, consist primarily of corporate bonds and other debt securities. Long-term marketable securities, with current maturities of 12 months or more, consist primarily of corporate bonds and other debt securities. The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such classification as of each balance sheet date, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All marketable securities are considered available-for-sale and are carried at fair value. Fair values are based on quoted market prices. The unrealized gains and losses related to these securities are included in accumulated other comprehensive income (loss). When securities are sold, the cost is determined based on the specific identification method and realized gains and losses are included in investment income. The Company periodically reviews the realizability of each short and long-term marketable security when impairment indicators exist with respect to the security. If an other-than-temporary impairment of value of the security exists, the carrying value of the security is written down to its estimated fair value.

Accounts Receivable

The Company’s accounts receivable are comprised of amounts owed by government agencies and commercial companies. The Company does not require collateral or other security to support customer receivables.

Due to scheduled billing requirements specified under certain contracts, a portion of the Company’s accounts receivable balance at March 31, 2008 and 2007 was unbilled (see Note 4). As of March 31, 2008, the Company had three customers that represented approximately 27%, 19%, and 11% of the total accounts receivable balance. As of March 31, 2007, the Company had two customers that represented approximately 37% and 21% of the total accounts receivable balance.

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

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation and amortization. The Company accounts for depreciation and amortization using the straight-line method to allocate the cost of property, plant and equipment over their estimated useful lives as follows:

Asset classification	Estimated useful life in years
Building	40
Process upgrades to the building	10-40
Machinery and equipment	3-10
Furniture and fixtures	3-5
Leasehold improvements	Shorter of the estimated useful life or the remaining lease term

Expenditures for maintenance and repairs are expensed as incurred. Upon retirement or other disposition of assets, the costs and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is reflected in operating expenses.

Depreciation expense was $4.1 million, $3.3 million and $6.2 million for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

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

The Company has intangible assets consisting of licenses, patents, contractual relationships/backlog, customer relationships, trade names and trademarks, core technology and know-how and goodwill.

The Company amortizes its licenses, patents, customer relationships, trade names and trademarks, and core technology and know-how, using the straight-line method over a period of 3 to 10 years, which approximates the expected economic consumption of these assets. The Company amortizes its contractual relationships/backlog using the economic consumption method over an estimated period of 2 years.

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

Revenue Recognition

For certain arrangements, such as contracts to perform research and development, prototype development contracts and certain product sales, the Company records revenues using the percentage-of-completion method, measured by the relationship of costs incurred to total estimated contract costs. The Company uses the percentage-of-completion revenue recognition method when a purchase arrangement meets all of the criteria in Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Percentage-of-completion revenue recognition accounting is predominantly used on long-term prototype development contracts with the U.S. government, such as the HYDRA project with the Department of Homeland Security (DHS). The Company follows this method since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made. However, the ability to reliably estimate total costs at completion is challenging, especially on long-term prototype development contracts, and could result in future changes in contract estimates. Since many contracts extend over a long period of time, revisions in scope, cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to prior-period performance in the current period. Recognition of contract revenues and profit or loss are subject to revisions as the work progresses to completion. Revisions in profit or loss estimates are charged to income in the period in which the facts that give rise to the revision become known. For the fiscal year ended March 31, 2007, as a result of cost overruns and changes in estimates, the Company recorded an estimated loss of $3.1 million related to the Navy 36.5MW motor program. For contracts where reasonably dependable estimates of the revenues and costs cannot be made, the Company follows the completed-contract method.

The Company recognizes revenue for other product sales upon customer acceptance, which can occur at the time of delivery, installation or post-installation, provided persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and the collectibility is reasonably assured. For multiple-element arrangements, the Company uses the residual method to allocate value to each delivered item. Under the residual method, each undelivered item is allocated value based on verifiable objective evidence of fair value for that item and the remainder of the total arrangement price is allocated to the delivered items. For a delivered item to be considered a separate unit, the delivered item must have value to the customer on a standalone basis, there must be objective and reliable evidence of fair value of the undelivered items in the arrangement and the delivery or performance of the undelivered items must be considered probable and substantially within the Company’s control. The Company does not provide its customers with contractual rights of return for any of its products. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. The determination of what constitutes a significant post-delivery performance obligation (if any post-delivery performance obligations exist) is the primary subjective consideration the Company systemically evaluates in the context of each product shipment in order to determine whether to recognize revenue on the order or to defer the revenue until all post-delivery performance obligations have been completed.

The Company occasionally enter into construction contracts that include a performance bond. As these contracts progress, the Company continually assesses the probability of a payout from the performance bond. Should the Company determine that such a payout is likely, the Company would record a liability. Under the guidance of Emerging Issues Task Force (“EITF”) 01-09, “Accounting for Consideration Given to a Customer or a Retailer of the Vendor's Products,” the Company would reduce revenue to the extent a liability is recorded.

The Company enters into certain arrangements to license its technologies and to provide training services. The Company has determined that the license has no stand alone value to the customer and is not separable from the training. Accordingly, the Company accounts for these arrangements as one unit of accounting and recognizes revenue over the period of the Company’s performance.

The Company has elected to record taxes collected from customers on a net basis and do not include tax amounts in Revenue or Costs of revenue.

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each fiscal year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. The Company has provided a valuation allowance against its U.S. and China deferred income tax assets since the Company believes that it is more likely than not that its deferred tax assets are not currently realizable due to the net operating losses incurred by the Company since its inception. The Company has not provided a valuation allowance against its other foreign deferred income tax assets since the Company believes that it is more likely than not that those deferred tax assets will be realized.

Stock-Based Compensation and Pro Forma Stock-Based Compensation

On April 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which requires the Company to account for stock-based payment transactions using a fair value-based method and recognize the related expense in the results of operations. The Company also applied the provisions of Staff Accounting Bulletin No. 107 in its adoption of SFAS No. 123(R). Prior to its adoption of SFAS No. 123(R), the Company accounted for stock-based payments to employees using the Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” which required the Company to use the intrinsic value method and, therefore, the Company recognized compensation expense for restricted stock awards and did not recognize compensation cost for employee stock options where the exercise price of the stock option was equal to the market value of the underlying common stock on the date of grant. SFAS No. 123(R) allows companies to choose one of two transition methods: the modified prospective method or the modified retrospective transition method. Effective April 1, 2006, the Company elected the modified prospective method of transition and accordingly has not restated the results of prior periods. Stock-based compensation expense in the fiscal year ended March 31, 2007 includes expense for the unvested awards outstanding at March 31, 2006 and all awards granted subsequent to March 31, 2006.

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

For the fiscal year ended March 31, 2006
Net loss	$(30,876)
Add: Stock compensation expense under APB 25 in the statements of operations	789
Less: Stock compensation expense had all options been recorded at fair value per SFAS No. 123	(3,824)

Pro forma net loss	$(33,911)

Weighted average shares, basic and diluted	32,685
Net loss per share, as reported	$(0.94)
Net loss per share, pro forma	$(1.04)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:

For the fiscal year ended March 31, 2006
Dividend yield	None
Expected volatility	51%
Risk-free interest rate	4.0%
Expected life (years)	6.1

The weighted-average fair value of options granted was $5.85 per share for the fiscal year ended March 31, 2006. The expected volatility rate was estimated based on the historical volatility of the Company’s common stock.

Computation of Net Loss per Common Share

Basic earnings per share (EPS) is computed by dividing net earnings (loss) by the weighted- average number of common shares outstanding for the period. Diluted EPS is computed by dividing the net earnings (loss) by the weighted average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants, and contingently issuable shares. For the fiscal years ended March 31, 2008, 2007, and 2006, common equivalent shares of 4,306,699, 4,580,559 and 4,678,975, respectively, were not included in the calculation of diluted EPS as they were considered antidilutive.

The following table reconciles the numerators and denominators of the earnings per share calculation for the fiscal years ended March 31, 2008, 2007 and 2006 (in thousands except per share amounts):

	For the fiscal years ended March 31,
	2008	2007	2006
Numerator:
Net Loss	$(25,447)	$(34,675)	$(30,876)
Denominator:
Weighted-average shares of common stock outstanding	39,492	33,706	32,888
Weighted-average shares subject to repurchase	(355)	(445)	(203)

Shares used in per-share calculation—basic and diluted	39,137	33,261	32,685

Net loss per share—basic and diluted:	$(0.65)	$(1.04)	$(0.94)

Foreign Currency Translation

The functional currency of all the Company’s foreign subsidiaries is the U.S. dollar, except for Windtec, for which the local currency (Euro) is the functional currency. The assets and liabilities of Windtec, an acquisition in Austria completed in calendar 2007, are translated into U.S. dollars at the exchange rate in effect at the balance sheet date and income and expense items are translated at average rates for the period. Cumulative translation adjustments are excluded from net loss and shown as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in the net loss and have not been material to date.

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

Several of the Company’s government contracts are being funded incrementally, and as such, are subject to the future authorization, appropriation, and availability of government funding. The Company has a history of successfully obtaining financing under incrementally-funded contracts with the U.S. government and it expects to continue to receive additional contract modifications in the fiscal years ending March 31, 2009 and beyond as incremental funding is authorized and appropriated by the government.

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

3.    Marketable Securities

The following is a summary of marketable securities at March 31, 2008 and 2007 (in thousands):

	Cost at March 31, 2008	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value at March 31, 2008
Commercial paper	$38,119	$269	$—	$38,388
Certificates of deposit	10	—	—	10

Total marketable securities	$38,129	$269	$—	$38,398

	Cost at March 31, 2007	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value at March 31, 2007
Commercial paper	$18,102	$5	$—	$18,107
Corporate notes and bonds	1,284	—	—	1,284
Certificates of deposit	8	—	—	8

Total marketable securities	$19,394	$5	$—	$19,399

The Company’s marketable securities are classified as available-for-sale securities and, accordingly, are recorded at fair value. The difference between amortized cost and fair value is included in stockholders’ equity. At March 31, 2008 and 2007, there were no investments with gross unrealized losses.

4.    Accounts Receivable

Accounts receivable at March 31, 2008 and 2007 consisted of the following (in thousands):

	March 31,
	2008	2007
Accounts receivable (billed)	$21,645	$13,991
Accounts receivable (unbilled)	15,468	4,068
Less: Allowance for doubtful accounts	(5)	(5)

Net accounts receivable	$37,108	$18,054

The Company did not record an allowance for doubtful accounts provision in the fiscal year ended March 31, 2008.

5.    Inventory

Inventory at March 31, 2008 and 2007 consisted of the following (in thousands):

	March 31,
	2008	2007
Raw materials	$2,209	$759
Work-in-progress	4,380	2,694
Finished goods	3,474	2,227
Deferred program costs	844	1,173

Inventory	$10,907	$6,853

Finished goods inventory of $3.5 million and $2.2 million as of March 31, 2008 and 2007, respectively includes the cost of products shipped to customers on contracts for which revenue is deferred until final customer acceptance.

Deferred program costs of $0.8 million as of March 31, 2008 represent costs incurred primarily on wind turbine development programs where the Company needs to achieve certain milestones or complete the contracts on these programs before revenue can be recognized.

Deferred program costs of $1.2 million as of March 31, 2007 primarily represent $1.1 million of costs incurred in excess of funding on a Department of Energy (DOE) sponsored program to install an HTS power cable in the transmission grid of the Long Island Power Authority (LIPA). These program costs were inventoried because future funding sufficient to recover these deferred costs was deemed probable. In May 2007, DOE awarded the Company a contract modification of $4.0 million to cover additional subcontractor costs and the deferred program costs were expensed when the corresponding revenue was recognized.

6.    Intangible Assets

Intangible assets at March 31, 2008 and 2007 consisted of the following (in thousands):

	March 31,
	2008			2007
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value	Estimated useful life
Licenses	$1,698	$(1,646)	$52	$1,699	$(1,623)	$76	7
Patents	7,946	(4,891)	3,055	6,745	(3,977)	2,768	7
Contractual relationships/ backlog	4,049	(3,980)	69	3,333	(254)	3,079	2
Customer relationships	2,993	(782)	2,211	2,020	(101)	1,919	3 - 5
Trade names and trademarks	1,436	(256)	1,180	1,212	(43)	1,169	7
Core technology and know-how	6,357	(1,341)	5,016	4,040	(202)	3,838	5 - 10

Intangible assets, net	$24,479	$(12,896)	$11,583	$19,049	$(6,200)	$12,849

The Company recorded intangible amortization expense of $6.0 million, $1.5 million and $1.3 million for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

Amortization expense for the next five years is expected to be as follows (in thousands):

	For the fiscal years ended March 31,
	2009	2010	2011	2012	2013
Amortization expense	$2,910	$2,614	$2,350	$1,883	$657

Goodwill of $18.5 million and $5.1 million at March 31, 2008 and 2007, respectively, represents the excess of the purchase price paid for the calendar year 2007 acquisitions of Windtec Consulting, GmbH and Power Quality Systems, Inc. over the estimated fair value of the net assets acquired, as well as the purchase price paid for the June 2000 acquisition of substantially all of the assets of Integrated Electronics, LLC (IE) over the fair value of IE’s assets acquired, less amortization recorded prior to the adoption of SFAS No. 142. Goodwill also includes $9.8 million, representing the fair value of common shares earned as contingent consideration as of March 31, 2008 for the Windtec and Power Quality Systems acquisitions. The goodwill is associated with the Power Systems segment. The geographic composition of goodwill and intangible assets are as follows (in thousands):

	March 31,
	2008	2007
Goodwill by geography:
U.S.	$5,638	$1,108
Europe	12,892	4,018

Total	$18,530	$5,126

	March 31,
	2008	2007
Intangible assets by geography:
U.S.	$4,761	$2,834
Europe	6,822	10,015

Total	$11,583	$12,849

During the fiscal year ended March 31, 2006, the Company impaired certain 1G patents and licenses that had no alternative future use as a result of the Company’s transition from 1G to 2G HTS wire. The impairment charge related to the 1G patents and licenses was $0.4 million and $1.2 million, respectively, and was recorded in the AMSC Superconductors segment. During the Company’s annual testing for impairment, the Company assessed Goodwill and concluded that Goodwill was not impaired as of March 31, 2008 and 2007.

7.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, 2008 and 2007 consisted of the following (in thousands):

	March 31,
	2008	2007
Accounts payable	$10,044	$9,724
Accrued expenses	5,756	6,299
Accrued subcontractor program costs	3,392	1,906
Accrued litigation costs (including warrants)	3,007	1,354
Accrued vacation and holiday	1,367	1,319
Accrued bonus	2,118	884
Income taxes payable	6,330	—
Accrued restructuring	4,567	464
Accrued warranty	1,775	1,582

Total	$38,356	$23,532

Product Warranty

The Company generally provides a one to two year warranty on its products, commencing upon installation. A provision is recorded upon revenue recognition to “Cost of revenue—product sales and prototype development” for estimated warranty expense based on historical experience. The following is a summary of accrued warranty activity (in thousands):

	For the fiscal years ended March 31,
	2008	2007
Beginning balance	$1,582	$563
Accruals for warranties during the period	2,867	1,655
Settlements during the period	(2,713)	(726)
Adjustments relating to preexisting warranties	39	90

Ending balance	$1,775	$1,582

8.    Income Taxes

Net income/(loss) before income taxes for the fiscal years ended March 31, 2008, 2007 and 2006 are provided in the table as follows (in thousands):

	For the fiscal years ended March 31,
	2008	2007	2006
Net income/(loss) before income tax expense:
U.S.	$(32,242)	$(34,185)	$(30,894)
Foreign	9,675	(592)	18

Total	$(22,567)	$(34,777)	$(30,876)

The components of income tax expense (benefit) attributable to continuing operations consist of the following (in thousands):

	For the fiscal years ended March 31,
	2008	2007	2006
Current
Federal	$—	$—	$—
State
Foreign	5,998	(6)	—

Total current	5,998	(6)	—

Deferred
Federal	161	—	—
State	29	—	—
Foreign	(3,308)	(96)	—

Total deferred	(3,118)	(96)	—

Income tax expense/(benefit)	$2,880	$(102)	$—

The reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate is shown below.

	For the fiscal years ended March 31,
	2008	2007	2006
Statutory federal income tax rate	(34)%	(34)%	(34)%
State income taxes, net federal benefit	(9)	(8)	(6)
Foreign income tax rate	(3)	—	—
Nondeductible expenses	2	—	2
Research and development credit	(1)	(2)	(1)
Valuation allowance	58	44	39

Effective income tax rate	13%	—%	—%

The principal components of the Company’s deferred tax assets and liabilities were the following (in thousands):

	March 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforward	$151,941	$139,854
Research and development and other credits	6,461	7,907
Accruals and reserves	7,737	5,865
Fixed assets and intangibles	6,209	8,784
Other	2,063	806

Gross deferred tax assets	174,411	163,216
Valuation allowance	(171,664)	(162,703)

Total deferred tax assets	2,747	513

Deferred tax liabilities:
Intangibles from acquisitions	(1,658)	(2,501)
Fixed assets and intangibles	(40)	(17)

Total deferred tax liabilities	(1,698)	(2,518)

Net deferred tax assets (liabilities)	$1,049	$(2,005)

The Company has provided a valuation allowance against its U.S. and China deferred income tax assets since the Company believes that it is more likely than not that its deferred tax assets are not currently realizable due to the net operating losses (NOL’s) incurred by the Company since its inception. The Company has not provided a valuation allowance against its other foreign deferred income tax assets since the Company believes that it is more likely than not that those deferred tax assets will be realized.

At March 31, 2008, the Company has aggregate NOL carryforwards for its U.S operations for federal and state income tax purposes of approximately $410.2 million and $269.3 million, respectively, which expire in the fiscal years ending March 31, 2009 through 2028. Of this amount, $16.5 million results from excess tax deductions from stock option exercised in 2006 and 2007. Pursuant to SFAS No. 123R, the deferred tax asset relating to excess tax benefits from these exercises was not recognized for financial statement purposes. The future benefit from these deductions will be recorded as a credit to additional paid-in capital when realized.

Also included in the U.S. NOL’s is approximately $7.6 million and $4.1 million of acquired losses from Superconductivity, Inc. and Power Quality Systems, Inc., respectively. Their utilization of these losses by the Company will be subject to annual limitation under Section 382.

Section 382 of the Internal Revenue Code of 1986, as amended (the IRC), limits the amount of NOL and general business tax credit carryforwards that a corporation may deduct from its income if the corporation has undergone an ownership change. The Company’s utilization of NOL and general business tax credit carryforwards may be subject to the substantial annual limitations imposed by Section 382 of the IRC due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and general business tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three year period. Since the Company’s formation, it has have raised capital through the issuance of capital stock which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in an ownership change, as defined by Section 382, or could result in an ownership change in the future upon subsequent disposition. The Company has not completed an in-depth study to assess whether there have been multiple ownership changes since its formation due to the significant complexity and cost associated with such study. If the Company has experienced an ownership change at any time since its formation, utilization of its NOL or general business tax credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the NOL or general business tax credit carryforwards before utilization. Until a study is completed and any limitation known, no NOL or general business tax credit carryforward amounts are being presented as uncertain tax positions under FIN 48.

At March 31, 2008, the Company had NOL carryforwards for its foreign operations of $8.9 million, which can expire within five years or can be carried forward indefinitely.

The Company has recorded a deferred tax asset of approximately $15.3 million reflecting the benefit of deductions from the exercise of stock options prior to the adoption of SFAS No. 123R. This deferred tax asset has been fully reserved since it is more likely than not that the tax benefit from the exercise of stock options will not be realized. The benefit from this $15.3 million will be recorded as a credit to additional paid-in capital when realized. Research and development and other tax credit carryforwards amounting to approximately $4.5 million and $3.0 million are available to offset federal and state income taxes, respectively, and will expire in the fiscal years ending March 31, 2009 through 2028.

In accordance with SFAS No. 109, the accounting for the tax benefits of acquired deductible temporary differences and NOL carryforwards, which are not recognized at the acquisition date because a valuation allowance is established and which are recognized subsequent to the acquisition, will be applied first to reduce to zero goodwill and other non-current intangible assets related to the acquisitions. Any remaining benefits would be recognized as a reduction of income tax expense. As of March, 31, 2008, $0.9 million of the deferred tax asset pertains to acquired companies, the future benefit will be applied first to reduce to zero goodwill and other non-current intangible assets related to the acquisitions, prior to reducing income tax expense.

A portion of the deferred tax liabilities are created by goodwill as a result of a U.S. acquisition. These deferred tax liabilities are not allowed as an offset to deferred tax assets for purposes of determining the amount of valuation allowance required. As a result, a deferred tax provision is required to increase the Company's valuation allowance. The deferred tax liability associated with goodwill as of March 31, 2008 was approximately $0.2 million.

The estimated amount of undistributed earnings of the Company’s foreign subsidiaries is approximately $8.3 million at March 31, 2008. No amount for U.S. income tax has been provided on undistributed earnings of its foreign subsidiaries because the Company considers such earnings to be indefinitely reinvested. In the event of distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes, subject to an adjustment, if any, for foreign tax credits, and foreign withholding taxes payable to certain foreign tax authorities. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with this hypothetical calculation; however, unrecognized foreign tax credit carryforwards may be available to reduce some portion of the U.S. tax liability, if any.

The Company adopted Financial Interpretation Number 48, “Accounting for Uncertain Tax Positions” on April 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109,” Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. The Company did not have any uncertain tax positions either upon adoption of FIN 48 or at March 31, 2008.

The Company has not recognized any interest and penalties in the statement of operations because of the Company's net operating losses and tax credits that are available to be carried forward.

The Company will account for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state jurisdictions for the fiscal years ended March 31, 1993 through 2007.

9.    Stockholders’ Equity

Public Offering

In July 2007 the Company completed a public offering of 4,700,000 shares of its common stock and received net proceeds (after the underwriters discount and offering expenses) of $93.6 million.

Stock-Based Compensation

The components of stock-based compensation for the fiscal years ended March 31, 2008 and 2007 were as follows (in thousands):

	For fiscal years ended March 31,
	2008	2007
Stock options	$3,139	$1,851
Restricted stock and stock awards	2,481	1,771
Employee stock purchase plan	45	58

Total stock-based compensation expense	$5,665	$3,680

The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. Based on the fair value of options, restricted stock and employee stock purchase rights, the Company recognized stock-based compensation expense of $5.7 million and $3.7 million during the fiscal years ended March 31, 2008 and 2007, respectively. The total unrecognized compensation cost for unvested outstanding stock-based compensation awards was $7.7 million and $4.5 million for the fiscal years ended March 31, 2008 and 2007, respectively. This expense will be recognized over a weighted average expense period of approximately 1.6 years.

The Company’s financial statements for periods prior to April 1, 2006 for which stock-based compensation was accounted for under APB No. 25, “Accounting for Stock Issued to Employees,” have not been restated. The adoption of SFAS No. 123(R) had a significant impact on the Company’s results of operations. The Company’s consolidated statement of operations for the fiscal years ended March 31, 2008 and 2007 include the following stock-based compensation expense (in thousands):

Stock-based compensation in the Statement of Operations by line item	For the fiscal years ended March 31,
	2008	2007
Costs of revenue	$515	$391
Research and development	1,046	908
Selling, general and administrative	4,104	2,381

Total stock-based compensation expense	$5,665	$3,680

The following table summarizes the information concerning currently outstanding and exercisable employee and non-employee options and warrants:

	Options/ Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding at March 31, 2007	4,140,309	$16.14
Granted at fair value	894,565	16.08

Exercised	(1,392,354)	10.46

Canceled/Forfeited	(107,263)	15.12

Outstanding at March 31, 2008	3,535,257	$18.39	5.2	$26,433

Fully vested at March 31, 2008:	2,267,914		3.3

The following table summarizes information about stock options outstanding and exercisable at March 31, 2008:

Outstanding			Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 3.44 – 5.89	169,105	5.0	$3.62	152,055	$3.64
5.89 – 11.78	1,025,148	5.4	9.68	747,885	9.58
11.78 – 17.66	1,034,754	7.9	14.43	222,724	13.97
17.66 – 23.55	121,500	9.3	21.45	—	—
23.55 – 29.44	389,750	2.8	25.59	350,250	25.64
29.44 – 35.33	750,000	2.3	32.56	750,000	32.56
35.33 – 41.21	5,000	2.4	40.75	5,000	40.75
41.21 – 58.88	40,000	1.9	58.88	40,000	58.88

$ 3.44 – 58.88	3,535,257	5.2	$18.39	2,267,914	$20.63

The weighted-average grant-date fair value of stock option awards granted during the fiscal years ended March 31, 2008, 2007 and 2006 was $5.75 per share, $6.41 per share and $5.85 per share, respectively. Intrinsic value represents the amount by which the market price of the common stock exceeds the exercise price of the options. The aggregate intrinsic value of exercisable options at the fiscal years ended March 31, 2008, 2007 and 2006 was $15.2 million, $1.5 million and $3.4 million, respectively. The total fair value of options vested during the fiscal years ended March 31, 2008 and 2007 was $1.9 million and $2.9 million, respectively.

The weighted average assumptions used in the Black-Scholes valuation model for stock options granted during the fiscal years ended March 31, 2008 and 2007 are as follows:

	For the fiscal years ended March 31,
	2008	2007
Dividend yield	None	None
Expected volatility	58.9%	61.6%
Risk-free interest rate	4.7%	4.6%
Expected life (years)	5.3	5.8

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

The following table summarizes the employee and non-employee restricted stock activity for the fiscal year ended March 31, 2008:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Intrinsic Aggregate Value (thousands)
Outstanding at March 31, 2007	440,250	$9.51	8.86
Granted	115,250	21.06
Vested	(177,386)	12.54
Forfeited	(31,672)	10.41

Outstanding at March 31, 2008	346,442	$12.46	8.24	$8,033

The total fair value of time-based restricted stock that vested during the fiscal year ended March 31, 2008 was $2.2 million.

Stock-Based Compensation Plans

As of March 31, 2008, the Company had two active stock plans: the 2007 Stock Incentive Plan (the “2007 Plan”) and the 2007 Director Stock Option Plan (the “2007 Director Plan”). The 2007 Plan replaced the Company’s 2004 Stock Incentive Plan upon the approval by the Company’s stockholders on August 3, 2007. The 2007 Director Plan replaced the Second Amended and Restated 1997 Director Stock Option Plan, which expired pursuant to its terms on May 2, 2007.

The Plans provide for the issuance of restricted stock, incentive stock options and non-qualified stock options to purchase the Company’s common stock. In the case of incentive stock options, the exercise price shall be equal to at least the fair market value of the common stock, as determined by the Board of Directors, on the date of grant. The contractual life of options is generally 10 years. Options generally vest over a 3-5 year period while restricted stock generally vests over a 2-5 year period. The 2007 Director Plan is for members of the Board of Directors who are not also employees of the Company (outside directors). Effective August 8, 2007, under the 2007 Director Plan, certain outside directors received an annual award of 5,000 fully-vested shares of common stock.

As of March 31, 2008, the 2007 Plan had 2,860,500 shares and the 2007 Director Plan had 280,000 shares available for future issuance.

Employee Stock Purchase Plan

Effective April 1, 2006, the Company amended its employee stock purchase plan (ESPP) to provide that the shares are priced based on the market value of the common stock at the end of the offering period, rather than the market value at the beginning or end of the offering period, whichever was lower. However the Company retained the 15% purchase discount. The Company recognized compensation expense of $0.1 million for the fiscal year ended March 31, 2008 related to the ESPP. The Company issued 13,724 shares of common stock related to the ESPP during the year ended March 31, 2008. As of March 31, 2008, the ESPP had 84,978 shares available for future issuance.

Stock Purchase Warrants

There are outstanding warrants held by UT-Battelle, LLC (UT-Battelle) for 5,000 shares of common stock at an exercise price of $13.68 per share which become exercisable over a five-year period following the date of grant. These warrants were granted in exchange for a reduction in annual minimum royalty payments to UT-Battelle, which manages the Oak Ridge National Laboratory under a contract from the U.S. Department of Energy. Expense related to these warrants was immaterial to the consolidated statement of operations for the fiscal years ended March 31, 2008 and 2007.

In March 1998, the Company entered into a strategic alliance with EPRI to develop and commercialize a coated conductor composite HTS wire. In connection with this agreement, the Company granted warrants to EPRI for 110,000 shares of common stock (67,068 of which have been exercised to date and the remaining 42,932 were forfeited to cover the cost to exercise 25,818 shares during the fiscal year ended March 31, 2008) at $13.94 per share.

In addition, the Company also granted a warrant to TM Capital in April 2005. See Note 10.

Outstanding common stock warrants as of March 31, 2008 are summarized in the following table:

Warrant Holder	Issue Date	Exercise Price	Shares Issued	Shares Exercised as of March 31, 2008	Vesting Period	Expiration Date
UT-Battelle	06/23/2004	$13.68	5,000	—	5 years	06/23/2014
TM Capital	04/04/2005	$9.50	200,000	—	Immediate	04/04/2010

10.    Commitments and Contingencies

In April 2005, the Company issued to TM Capital (which subsequently assigned it to Provident Premier Master Fund, Ltd.) a common stock purchase warrant for 200,000 shares of the Company's common stock, exercisable for a five-year term, with an exercise price of $9.50 per share (the "Warrant") in connection with the settlement of litigation.

The accrued warrant cost will continue to be classified as a current liability until such time as the Warrant is exercised or forfeited, and will be marked-to-market based primarily on the current price and expected volatility of the Company’s common stock as of the end of each reporting period. The Warrant was valued at $3.0 million and $1.3 million as of March 31, 2008 and 2007, respectively. A loss of $1.7 million was recorded in, Other income (expense) in the Consolidated Statements of Operations, reflecting the change in value. The following Black-Scholes assumptions were used:

	For the fiscal years ended March 31,
	2008	2007
Expected volatility	64.7%	49.9%
Risk-free interest rate	1.75%	4.75%
Expected life (years)	2.0	3.0

The Company leases two operating facilities in Middleton, Wisconsin, under leases which expire on December 31, 2010, one facility in New Berlin, Wisconsin, under a lease which expires on September 30, 2011, and one facility in West Mifflin, Pennsylvania, under a lease which expires on December 31, 2010. The Company also leases two facilities in Austria, one in Klagenfurt and one in Ebenthal, under leases which expire on December 31, 2013 and June 30, 2008, respectively. The Company also rents a facility in Suzhou, China, under a lease that expires on July 31, 2010.

The Company also has an operating lease for a facility in Westborough, Massachusetts, its former corporate headquarters, which expires on May 31, 2009. In October 2007, the Company entered into a restructuring plan to consolidate its headquarters into its Devens, Massachusetts facility (see Note 14). In December 2007, the Company vacated this facility and recorded a lease restructuring charge of $3.8 million and facility closing costs of $2.6 million in the fiscal year ended March 31, 2008 in connection with the restructuring.

Rent expense under the operating leases mentioned above was as follows (in thousands):

	For the fiscal years ended March 31,
	2008	2007	2006
Rent expense	$2,819	$3,122	$3,153

Minimum future lease commitments at March 31, 2008 were as follows (in thousands):

For the fiscal years ended March 31,	Total
2009	$3,916
2010	2,193
2011	1,514
2012	776
2013 and beyond	793

Total	$9,192

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

As of March 31, 2007, the Company had an outstanding performance bond in the form of a bank guarantee for €0.1 million (approximately $0.1 million) issued on behalf of the Company’s Windtec subsidiary in connection with a contract to provide power electronics for a Chinese customer. This performance bond expired on June 30, 2007. A new performance bond was issued for €0.9 million (approximately $1.3 million) on April 25, 2007. This performance bond will expire in January 2009. During the three months ended September 30, 2007, the Company entered into two new performance bonds with the same customer for a total of €0.2 million (approximately $0.3 million). In the event that the payment is made in accordance with the requirements of these performance bonds, the Company would record the payment as an offset to revenue. To secure the performance bonds, the Company has €0.8 million (approximately $1.2 million) in restricted cash, included in current assets.

During the fiscal year ended March 31, 2008, the Company entered into several long-term construction contracts with customers that required the Company to obtain performance bonds. The Company is required to deposit an amount equivalent to some or all the face amount of the performance bonds into an escrow account until the termination of the bond. At March 31, 2008, the Company has recorded $12.3 million of restricted cash included in current assets and $0.9 million of long-term restricted cash.

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

Costs incurred and funding received under these contracts is as follows (in thousands):

	For the fiscal years ended March 31,
	2008	2007	2006
Costs incurred	$6,066	$7,063	$3,735
Funding received	$2,539	$2,920	$1,644

At March 31, 2008, total funding received to date under these agreements was $25.7 million.

12.    Employee Benefit Plans

The Company has implemented a deferred compensation plan (the Plan) under Section 401(k) of the Internal Revenue Code. Any contributions made by the Company to the Plan are discretionary. The Company has a stock match program under which the Company matched, in the form of Company common stock, 35% of the first 6% of eligible contributions. Effective October 1, 2007 this contribution increased to 50% of the first 6% of eligible contributions. The Company recorded expense of $0.4 million, $0.3 million and $0.4 million for the fiscal years ended March 31, 2008, 2007 and 2006, respectively, and corresponding charges to additional paid-in capital related to this program.

13.    Acquisitions

Acquisition of Power Quality Systems, Inc.

On April 27, 2007, the Company acquired Power Quality Systems, Inc. (PQS) for $4.5 million in stock. Located in Pennsylvania, PQS offers reactive compensation products known as Static VAR Compensators, or SVCs, based on its proprietary thyristor switch technology. These products enhance the reliability of power transmission and distribution grids and improve the quality of power for manufacturing operations. PQS was integrated into the AMSC Power Systems business unit. The acquisition has been accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. The Company allocated the purchase price to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition. The excess of the purchase price of $2.8 million paid by the Company over the estimated fair value of net assets acquired has been recorded as goodwill. Goodwill represents the value associated with the acquired workforce and synergies related to the merger of the two companies. The Company estimated the fair value of the intangible assets at $2.3 million, which consisted of contractual relationships and backlog of $0.1 million, customer relationships of $0.6 million and core-technology and know-how of $1.6 million.

Pursuant to the Merger Agreement, the Company acquired all of the issued and outstanding shares of PQS, for which the Company issued 295,329 shares of the Company’s common stock. The Company valued the acquisition at $4.3 million (excluding acquisition costs) using a value of $14.73 per share, which represents the five-day average closing price of the common stock from the two trading days before through two trading days after the signing of the Merger Agreement and the public announcement of the acquisition. The shares are subject to a lockup agreement whereby the former owners of PQS may sell only a certain number of shares per year through April 2009. While the former owners of PQS have not been employed by the Company subsequent to the acquisition, all key PQS engineering personnel remain employed by the Company. The all-stock transaction also includes an earn-out opportunity with the potential for up to an additional 0.5 million shares of Company common stock to be issued to PQS's former owners based on the achievement of certain order growth targets for existing PQS products for the fiscal years ending March 31, 2008 and 2009. As of March 31, 2008, the Company recorded contingent consideration of $1.7 million to Goodwill and additional paid-in capital, representing 75,000 shares earned for the fiscal year ended March 31, 2008.

The results of PQS’s operations are included in the Company’s consolidated results from the date of acquisition of April 27, 2007. Assuming the acquisition of PQS had occurred on April 1, 2007 and 2006, the impact on the consolidated results of the Company would not have been significant.

Acquisition of Windtec Consulting GmbH

On January 5, 2007, the Company acquired Windtec Consulting GmbH, a corporation incorporated according to the laws of Austria (“Windtec”). Windtec develops and sells electrical systems for wind turbine systems. Windtec also provides technology transfer for the manufacturing of wind turbines; documentation services; and training and support regarding assembly, installation, commissioning, and service. Prior to entering into the Stock Purchase Agreement, Windtec was a customer, since 2005, for the Company’s PowerModule PM1000 power converters that are utilized for the management and stabilization of electricity produced by wind turbine generators. Prior to the acquisition, the Company had recognized revenues of $2.6 million for products sold to Windtec during the nine months ended December 31, 2006.

Pursuant to the Stock Purchase Agreement, the Company acquired all of the issued and outstanding shares of Windtec, in exchange for 1,300,000 shares of the Company’s common stock. As a result of this transaction, Windtec is a wholly-owned subsidiary of the Company. Additionally, the Company may pay the former owner and current employee up to an additional 1,400,000 shares of common stock upon Windtec’s achievement of specified revenue objectives during the first four fiscal years following closing of the acquisition. As of March 31, 2008, the Company recorded contingent consideration of $8.1 million to Goodwill and Additional paid-in capital, based on 350,000 shares earned for the fiscal year ended March 31, 2008.

The fair value of shares of the Company’s common stock issued was determined using a value of $10.08 per share, which represents the five-day average closing price of the common stock from the two trading days before through two trading days after the signing of the Stock Purchase Agreement and the public announcement of the acquisition. Transaction costs include accounting and legal fees and other external costs directly related to the acquisition. The total purchase price of approximately $13.6 million includes the fair value of shares of the Company’s common stock issued and transaction costs.

The following table summarizes the allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed and related deferred income taxes in connection with the acquisition (in thousands):

January 5, 2007
Assets acquired:
Cash and cash equivalents	$71
Short-term marketable securities	8
Accounts receivable, net	2,728
Inventory	119
Prepaid expenses and other current assets	726
Deferred tax assets-current	523
Property and equipment	750
Identified intangible assets subject to amortization	10,500
Goodwill	3,979
Deferred tax assets-non-current	22

Total assets acquired	19,426

Liabilities assumed:
Accounts payable	2,610
Short-term borrowings	443
Deferred revenue	67
Other long-term liabilities	119
Deferred income taxes	2,625

Total liabilities assumed	5,864

Net assets acquired	$13,562

Goodwill represents the value associated with the acquired workforce and synergies related to the merger of the two companies. Goodwill resulting from the acquisition was assigned to the Company’s AMSC Power Systems segment. Deferred taxes were recorded for the differing book and tax bases of all Windtec assets and liabilities other than goodwill. Goodwill is not deductible for tax purposes.

The Company estimated the fair values of the identifiable intangible assets as follows (in thousands):

	January 5, 2007
	Net Value	Useful life (in years)
Contractual relationships / backlog	$3,300	2
Customer relationships	2,000	5
Trade names and trademarks	1,200	7
Core technology and know-how	4,000	5

Total intangible assets	$10,500

Unaudited Pro Forma Operating Results—The following table presents the unaudited pro forma consolidated results of operations of the Company for the fiscal years ended March 31, 2007 and 2006, respectively, as if the acquisition of Windtec Consulting GmbH was completed as of April 1, 2006 and 2005, respectively, as shown below (in thousands).

	For the fiscal years ended March 31,
	2007	2006
Revenue	$64,161	$63,648
Net loss	(35,314)	(33,230)
Basic and diluted loss per common share amounts:
Net loss	$(1.06)	$(1.02)

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

14.    Restructuring

On March 26, 2007, the Company’s Board of Directors approved a restructuring plan (the “Fiscal 2006 Plan”) to reduce future operating costs and to transition its high temperature superconductor products to the manufacturing stage by consolidating the Company’s AMSC Wires, SuperMachines and Power Electronic Systems business segments into two operating segments: AMSC Superconductors and AMSC Power Systems.

The Company’s aggregate restructuring charges associated with the Fiscal 2006 Plan were $0.8 million, of which $0.3 million was expensed in the fiscal year ended March 31, 2008 and $0.5 million in the fiscal year ended March 31, 2007. These charges consisted of severance, relocation and lease termination costs. The restructuring charge was allocated to the AMSC Superconductors operating segment. As of March 31, 2008, the plan was substantially completed.

On October 25, 2007, the Company’s Board of Directors approved a restructuring plan (the “Fiscal 2007 Plan”) to reduce operating costs through the closure its last remaining facility in Westborough, Massachusetts, and the consolidation of operations there, including its corporate headquarters, into its Devens, Massachusetts, facility. No headcount reductions were associated with this plan.

Aggregate restructuring charges associated with the Fiscal 2007 Plan were $6.4 million, all of which were recorded in the fiscal year ended March 31, 2008. The charge primarily represents $3.8 million in costs associated with the write-off of the present value of the remaining lease payments, $2.2 million in unforeseen costs determined necessary to return the building back to its original state to the landlord, and $0.5 million in costs associated with the relocation of people and equipment to its Devens facility. The aggregate expected charge above assumes the facility is not subleased. All restructuring charges associated with the Fiscal 2007 Plan are expected to result in cash disbursements.

The following table presents the restructuring expense and cash disbursements for the Fiscal 2006 Plan and the Fiscal 2007 Plan for the fiscal years ended March 31, 2008 and 2007 (in thousands).

	Employee Severance & Related Benefits		Lease Termination Costs	Decontamination and Other Facility Closing Costs	Relocation and Other Costs	Total
Fiscal 2006 Plan
Balance April 1, 2006	$		$—	$—	$—	$—
Charges to operations		381	94	—	49	524
Cash disbursements		(11)	—	—	(49)	(60)

Balance March 31, 2007		370	94	—	—	464
Charges to operations		217	—	58	—	275
Cash disbursements		(587)	(94)	(58)	—	(739)

Balance March 31, 2008		$—	$—	$—	$—	$—

Fiscal 2007 Plan
Balance April 1, 2007		$—	$—	$—	$—	$—
Charges to operations		—	3,765	2,184	481	6,430
Cash disbursements		—	(665)	(275)	(481)	(1,421)

Balance March 31, 2008		$—	$3,100	$1,909	$—	$5,009

Restructuring charges the fiscal year ended March 31, 2008 were $6.7 million, of which $0.3 million were from the Fiscal 2006 Plan and $6.4 million were associated with the Fiscal 2007 Plan. The remaining cash disbursements will be completed by the end of the first quarter of the fiscal year ending March 31, 2010.

15.    Impairments of Long-lived Assets

As of March 31, 2007, the Company reclassified its previously impaired first generation wire manufacturing equipment from “Property, Plant and Equipment” to “Assets held for sale”, which is included in Other Assets in the Consolidate Balance Sheet. The estimated salvage value of these assets was $2.2 million as of March 31, 2007. A public auction for the sale of these assets was held in June 2007 and private sales were negotiated with interested parties for the remaining equipment. Based on the results of the auction and the Company’s recent work to sell through private sales, the Company determined that additional impairment charges of $0.8 million were required during the fiscal year ended March 31, 2008, to write down the value to its net realizable value. As of March 31, 2008, all such 1G fixed assets have been sold or disposed.

16.    Business Segment and Geographic Information

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

The operating results for the two business segments are as follows (in thousands):

	For the fiscal years ended March 31,
Revenues	2008	2007	2006
AMSC Superconductors	$15,573	$21,333	$35,871
AMSC Power Systems	96,823	30,850	15,001

Total	$112,396	$52,183	$50,872

	For the fiscal years ended March 31,
Operating income (loss)	2008	2007	2006
AMSC Superconductors	$(21,784)	$(31,419)	$(27,549)
AMSC Power Systems	10,865	402	(3,641)
Unallocated corporate expenses	(13,971)	(5,515)	(2,297)

Total	$(24,890)	$(36,532)	$(33,487)

Total assets for the two business segments are as follows (in thousands):

	March 31,
	2008	2007
AMSC Superconductors	$60,986	$64,198
AMSC Power Systems	80,844	32,911
Cash, marketable securities and restricted cash	119,404	35,324

Total	$261,234	$132,433

The accounting policies of the business segments are the same as those described in Note 2, except that certain corporate expenses which the Company does not believe are specifically attributed or allocable to any of the three business segments have been excluded from the segment operating income (loss). Corporate unallocated expenses include stock-based compensation expense of $5.7 million, $3.7 million and $0.4 million for the fiscal years ended March 31, 2008, 2007 and 2006, respectively. For the fiscal year ended March 31, 2008, corporate unallocated expenses also include $6.4 million of restructuring charges related primarily to the closure of the Company’s Westborough, Massachusetts, corporate headquarters. For the fiscal years ended March 31, 2008, 2007 and 2006, corporate unallocated expenses also include the rent and occupancy costs associated with the unoccupied portion of the Company’s Westborough, Massachusetts, corporate headquarters.

Geographic information about revenue, based on shipments to customers by region is as follows (in thousands):

	For the fiscal years ended March 31,
	2008	2007	2006
U.S.	$29,671	$27,731	$38,818
Other North America	3,531	4,876	8,368
Europe	4,838	7,440	2,139
Asia-Pacific	74,356	12,136	1,547

Total	$112,396	$52,183	$50,872

In the fiscal year ended March 31, 2008, 74% of the Company’s revenues came from sales outside the United States compared with 47% in the fiscal year ended March 31, 2007 and 24% in the fiscal year ended March 31, 2006. Of the revenue derived from customers outside the United States, 55% and 11% were derived from customers in China in the fiscal years ended March 31, 2008 and 2007, respectively. Revenue derived from China in fiscal year ended March 31, 2006 was immaterial. The Company maintains operations in Austria, China and the United States and sales and service support centers in Germany and Singapore in support of its expansion.

For the fiscal year ended March 31, 2008, the Company had one customer, Sinovel, which represented approximately 51% of total revenue. For fiscal year ended March 31, 2007, the U.S. Navy represented approximately 25% of total revenue and Sinovel represented approximately 11%. For fiscal year ended March 31, 2006, the U.S. Navy represented approximately 41% of total revenue, the Department of Energy represented approximately 19% and General Electric represented approximately 12% of total revenue.

Geographic information about property, plant and equipment associated with particular regions is as follows (in thousands):

	March 31,
	2008	2007
U.S.	$52,287	$49,083
Europe	1,392	842
Asia-Pacific	629	3

Total	$54,308	$49,928

17.    Quarterly Financial Data (Unaudited)

(In thousands, except per share amount)	For the fiscal year ended March 31, 2008:
Three Months Ended	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008
Total Revenue	$19,770	$21,623	$32,624	$38,379
Operating Loss	(8,730)	(7,189)	(6,150)	(2,821)
Net Loss	(9,653)	(6,673)	(7,309)	(1,812)
Net loss per common share—Basic and Diluted	(0.26)	(0.17)	(0.18)	(0.04)

	For the fiscal year ended March 31, 2007:
Three Months Ended	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007
Total Revenue	$14,046	$9,600	$9,452	$19,085
Operating Loss	(7,438)	(7,477)	(10,211)	(11,406)
Net Loss	(6,724)	(6,976)	(9,546)	(11,429)
Net loss per common share—Basic and Diluted	(0.21)	(0.21)	(0.29)	(0.33)

18.    New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 amends and expands the disclosure requirements related to derivative instruments and hedging activities. The Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The provisions of SFAS No. 161 are effective for the fiscal year beginning January 1, 2009. The Company is currently evaluating the impact of the provisions of SFAS No. 161.

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), “Business combinations”, which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008. Although there are not any current plans for an acquisition, should there be an acquisition in the future, the Company will adopt this statement for acquisitions consummated after its effective date.

In February 2007, the FASB Issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115.” This standard permits entities to choose to measure many financial instruments and certain other items at fair value and provides the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This standard is effective for fiscal years beginning after November 15, 2007. This statement will not impact the Company’s financial statements as the Company does not expect to elect to measure any items at fair market value under the guidance in SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands financial statement disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier adoption permitted. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with limited exceptions. The FASB recently concluded to defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is contained in part under the caption “Executive Officers” in Part I of this Annual Report on Form 10-K, and in part in our Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended March 31, 2008 (the “2008 Proxy Statement”) in the sections “Corporate Governance—Members of the Board,” “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Code of Business Conduct and Ethics” and “Corporate Governance—Board Committees—Audit Committee,” which sections are incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The sections of the 2008 Proxy Statement titled “Information About Executive and Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” are incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections of the 2008 Proxy Statement titled “Stock Ownership of Certain Beneficial Owners and Management” and “Information About Executive Officer and Director Compensation—Securities Authorized for Issuance Under our Equity Compensation Plans” are incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections of the 2008 Proxy Statement titled “Certain Relationships and Related Transactions” and “Corporate Governance—Board Determination of Independence” are incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The section of the 2008 Proxy Statement titled “Ratification of Selection of Registered Public Accounting Firm (Proposal 2)” is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Document filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

The financial statements required by this item are included in Item 8, “Financial Statements and Supplementary Data” herein.

2.	Financial Statement Schedules

See “Schedule II—Valuation and Qualifying Accounts” for the fiscal years ended March 31, 2008, 2007 and 2006.

All other schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits

The list of Exhibits filed as a part of this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding such Exhibits, and is incorporated herein by reference.

American Superconductor Corporation

Schedule II—Valuation and Qualifying Accounts

(in thousands)

	Balance, Beginning of Year	Additions Charged to Costs and Expenses	Deductions		Balance, End of Year
			Actual Write-Off	Less Recoveries
Description
Allowance for doubtful notes and accounts receivable:
Fiscal year ended March 31, 2008	$5	$—	$—	$—	$5
Fiscal year ended March 31, 2007	—	5	—	—	5
Fiscal year ended March 31, 2006	47	2	11	39	—

	Balance, Beginning of Year	Additions	Deletions	Adjustments	Balance, End of Year
Deferred Tax Asset Valuation Allowance:
Fiscal year ended March 31, 2008	$162,703	$8,961	$—	$—	$171,664
Fiscal year ended March 31, 2007	146,616	16,087	—	—	162,703
Fiscal year ended March 31, 2006	140,315	6,301	—	—	146,616

EXHIBIT INDEX

Exhibit No.	Description
3.1a	Restated Certificate of Incorporation of the Registrant (1)

3.1b	Certificate of Amendment of Restated Certificate of Incorporation (2)

3.2	Amended and Restated By-laws of the Registrant (3)

*10.1	Employment Agreement dated as of December 4, 1991 between the Registrant and Gregory J. Yurek (4)

*10.2	Employment Agreement dated as of December 4, 1991 between the Registrant and Alexis P. Malozemoff (4)

10.3	Form of Employee Nondisclosure and Developments Agreement (4)

*10.4	Employee Nondisclosure and Developments Agreement dated as of December 26, 1990 between the Registrant and Alexis P. Malozemoff (4)

*10.5	Noncompetition Agreement dated as of July 10, 1987 between the Registrant and John Vander Sande (4)

10.6	Lease dated March 9, 1993 between CGLIC on Behalf of its Separate Account R, as Landlord, and the Registrant (5)

10.7	First Amendment to Lease between CGLIC, on Behalf of its Separate Account R, as Landlord, and the Registrant, as Tenant dated October 27, 1993 (6)

*10.8	1993 Stock Option Plan (5)

*10.9	Amended and Restated 1996 Stock Incentive Plan (7)

†10.10	Agreement dated April 1, 1997 by and between Electricite de France and the Registrant (8)

10.11	Third Amendment to Lease for 2 Technology Drive, Westboro, MA between Gateway Sherwood, Inc. (successor in interest to CGLIC, on behalf of its Separate Account R, as Landlord), and the Registrant, dated as of August 24, 2001 (9)

*10.12	Second Amended and Restated 1997 Director Stock Option Plan (10)

*10.13	Form of Stock Option Agreement under Second Amended and Restated 1997 Director Stock Option Plan, as amended (11)

†10.14	Agreement, dated as of February 28, 2003, between the Registrant and the U.S. Office of Naval Research (12)

*10.15	2004 Stock Incentive Plan (14)

*10.16	Form of incentive stock option agreement under 2004 Stock Incentive Plan (11)

*10.17	Form of non-statutory stock option agreement under 2004 Stock Incentive Plan (11)

*10.18	Form of restricted stock agreement under 2004 Stock Incentive Plan (11)

10.19	Settlement Agreement by and between the Registrant and TM Capital Corp., dated April 4, 2005 (13)

10.20	Stock Purchase Warrant issued by the Registrant to TM Capital Corp., dated April 4, 2005 (13)

Exhibit No.	Description
10.21	Registration Rights Agreement by and between the Registrant and TM Capital Corp., dated April 4, 2005 (13)

10.22	Stock Purchase Agreement, dated November 28, 2006, between the Registrant and Gerald Hehenberger Privatstiftung (15)

*10.23	2007 Stock Incentive Plan (16)

*10.24	Form of Incentive Stock Option Agreement Under 2007 Stock Incentive Plan (16)

*10.25	Form of Nonstatutory Stock Option Agreement Under 2007 Stock Option Plan (16)

*10.26	Form of Restricted Stock Agreement Regarding Awards to Executive Officers (16)

*10.27	Form of Restricted Stock Agreement Regarding Awards to Employees (16)

*10.28	2007 Director Stock Plan (16)

*10.29	Form of Nonstatutory Stock Option Agreement Under 2007 Director Stock Plan (16)

*10.30	Form of Restricted Stock Agreement (regarding performance-based awards to executive officers) under 2007 Stock Incentive Plan (17)

*10.31	Amended and Restated Executive Severance Agreement dated as of January 24, 2008 between the Registrant and Gregory J. Yurek

*10.32	Amended and Restated Executive Severance Agreement dated as of January 24, 2008 between the Registrant and David A. Henry

*10.33	Amended and Restated Executive Severance Agreement dated as of January 24, 2008 between the Registrant and Alexis P. Malozemoff

*10.34	Amended and Restated Executive Severance Agreement dated as of January 24, 2008 between the Registrant and Charles W. Stankiewicz

*10.35	Amended and Restated Executive Severance Agreement dated as of January 24, 2008 between the Registrant and Angelo R. Santamaria

*10.36	Severance Agreement dated as of January 24, 2008 between the Registrant and Daniel P. McGahn

*10.37	Severance Agreement dated as of May 14, 2008 between the Registrant and Timothy D. Poor

+10.38	Purchase Contract No. 06.7IC014 for the Core Components of the Electrical Control System of FL 1500 Wind Turbine, dated as of December 15, 2006, between Sinovel Wind Co., Ltd and Windtec Systemtechnik Handels GmbH

+10.39	Purchase Contract No. 06.7IC015 for the Software of FL 1500 Wind Turbine, dated as of December 15, 2006, between Sinovel Wind Co., Ltd and Windtec Systemtechnik Handels GmbH

+10.40	Contract Amendment to the Purchase Contract No. 06.7IC014 for the Core Components of the Electrical Control System of FL 1500 Wind Turbine, dated as of March 6, 2007, between Sinovel Wind Co., Ltd and Windtec Systemtechnik Handels GmbH

+10.41	Contract Amendment to the Purchase Contract No. 06.7IC015 for the Software of FL 1500 Wind Turbine, dated as of March 6, 2007, between Sinovel Wind Co., Ltd and Windtec Systemtechnik Handels GmbH

Exhibit No.	Description
+10.42	Purchase Contract No. FDCG07060 for the Core Components of the Electrical Control System of SL 1500 Wind Turbine, dated as of December 24, 2007, between Sinovel Wind Co., Ltd, China National Machinery & Equipment Import & Export Corporation and Windtec Systemtechnik Handels GmbH

+10.43	Purchase Contract No. FDCG07061 for the Software of SL 1500 Wind Turbine, dated as of December 24, 2007, between Sinovel Wind Co., Ltd, China National Machinery & Equipment Import & Export Corporation and Windtec Systemtechnik Handels GmbH

+10.44	Purchase Contract No. FDCG08050 for the Electrical System of SL 3000 Wind Turbine, dated as of March 7, 2008, between Sinovel Wind Co., Ltd, China National Machinery & Equipment Import & Export Corporation and Windtec Systemtechnik Handels GmbH

+10.45	Purchase Contract No. FDCG08051 for the Core Components of the Electrical Control System of SL 3000 Wind Turbine, dated as of March 7, 2008, between Sinovel Wind Co., Ltd, China National Machinery & Equipment Import & Export Corporation and Windtec Systemtechnik Handels GmbH

*10.46	Executive Incentive Plan for the year ended March 31, 2009

21.1	Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer—Certification pursuant to Rule13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, filed with the Commission on January 24, 2000 (File No. 333-95261).
(2)	Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q filed with the Commission on August 9, 2004 (File No. 000-19672).
(3)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on January 30, 2008 (Commission File No. 000-19672
(4)	Incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-1, filed with the Commission on December 13, 1991 (File No. 333-43647).
(5)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K filed with the Commission on June 29, 1993 (Commission File No. 000-19672).
(6)	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 26, 1994 (Commission File No. 000-19672).
(7)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K filed with the Commission on June 27, 2001 (Commission File No. 000-19672).
(8)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K filed with the Commission on June 30, 1997 (Commission File No. 000-19672).
(9)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K filed with the Commission on June 25, 2002 (Commission File No. 000-19672).

(10)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on August 2, 2006 (Commission File No. 000-19672).
(11)	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2004 (Commission File No. 000-19672).
(12)	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2003 (Commission File No. 000-19672).
(13)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on April 5, 2005 (Commission File No. 000-19672).
(14)	Incorporated by reference to Exhibits to Registrant’s Annual Report on Form 10-K filed with the Commission on June 14, 2007 (Commission File No. 000-19672).
(15)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on November 29, 2006 (Commission File No. 000-19672).
(16)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on August 7, 2007 (Commission File No. 000-19672).
(17)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on May 20, 2008 (Commission File No. 000-19672).

†	Confidential treatment previously requested and granted with respect to certain portions, which portions were omitted and filed separately with the Commission.
+	Confidential treatment has been requested with respect to certain portions of this exhibit, which portions have been filed separately with the Securities and Exchange Commission.
*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SUPERCONDUCTOR CORPORATION

By:	/S/ GREGORY J. YUREK
Gregory J. Yurek
Chairman of the Board and Chief Executive Officer

Date:	May 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ GREGORY J. YUREK Gregory J. Yurek	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	May 29, 2008

/S/ DAVID A. HENRY David A. Henry	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 29, 2008

/S/ VIKRAM S. BUDHRAJA Vikram S. Budhraja	Director	May 29, 2008

/S/ PETER O. CRISP Peter O. Crisp	Director	May 29, 2008

/S/ RICHARD DROUIN Richard Drouin	Director	May 29, 2008

/S/ DAVID R. OLIVER, JR. David R. Oliver, Jr.	Director	May 29, 2008

/S/ JOHN B. VANDER SANDE John B. Vander Sande	Director	May 29, 2008

/S/ JOHN W. WOOD, JR. John W. Wood, Jr.	Director	May 29, 2008