Form 10-Q
period 2008-06-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2008-08-07
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2008

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to                     .

Commission File Number: 0-19672

American Superconductor Corporation

(Exact name of registrant as specified in its charter)

Delaware	04-2959321
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

64 Jackson Road, Devens, Massachusetts	01434
(Address of principal executive offices)	(Zip Code)

(978) 842-3000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

                                                                             (Don not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Shares outstanding of the Registrant’s common stock:

Common Stock, par value $0.01 per share	43,072,696
Class	Outstanding as of August 4, 2008

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION

PART I— FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2008	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$69,570	$67,834
Marketable securities	48,301	38,398
Accounts receivable, net	33,042	37,108
Inventory	12,033	10,907
Restricted cash	11,754	12,312
Prepaid expenses and other current assets	6,411	4,467
Deferred tax assets, net	896	2,293

Total current assets	182,007	173,319

Property, plant and equipment, net	54,323	54,308
Goodwill	23,011	18,530
Intangibles, net	11,184	11,583
Long-term restricted cash	1,856	860
Other assets	2,727	2,634

Total assets	$275,108	$261,234

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	39,307	38,356
Deferred revenue	11,025	10,629

Total current liabilities	50,332	48,985

Non-current liabilities
Deferred revenue	3,378	2,043
Deferred tax liabilities, net	1,147	1,244
Other non-current liabilities	64	510

Total liabilities	54,921	52,782

Commitments and contingencies

Stockholders’ equity:
Common stock	430	415
Additional paid-in capital	632,924	615,025
Deferred contract costs—warrant	(6)	(8)
Accumulated other comprehensive income	3,444	3,522
Accumulated deficit	(416,605)	(410,502)

Total stockholders’ equity	220,187	208,452

Total liabilities and stockholders’ equity	$275,108	$261,234

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For three months ended June 30,
	2008	2007
Revenues	$39,817	$19,769

Costs and expenses:
Costs of revenue	28,196	16,187
Research and development	4,913	4,214
Selling, general and administrative	8,893	6,118
Amortization of acquisition related intangibles	503	1,162
Restructuring and impairments	—	818

Total costs and expenses	42,505	28,499

Operating loss	(2,688)	(8,730)
Interest income	775	346
Other income (expense), net	(2,471)	(1,014)

Loss before income tax expense	(4,384)	(9,398)
Income tax expense	1,719	255

Net loss	$(6,103)	$(9,653)

Net loss per common share
Basic and Diluted	$(0.15)	$(0.27)

Weighted average number of common shares outstanding
Basic and Diluted	41,686	35,268

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the three months ended June 30,
	2008	2007
Net loss	$(6,103)	$(9,653)

Other comprehensive income/(loss)
Foreign currency translation	65	126
Change in unrealized gain/(loss) on investments	(143)	9

Other comprehensive income/(loss)	(78)	135

Comprehensive loss	$(6,181)	$(9,518)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the three months ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(6,103)	$(9,653)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	2,124	2,310
Stock-based compensation expense	2,299	1,077
Stock-based compensation expense—non-employee	78	83
Impairment charges on long-lived assets	—	607
Inventory write-down charges	—	933
Re-valuation of warrant	2,396	986
Deferred income taxes	1,300	85
Other non-cash items	427	8
Changes in operating asset and liability accounts, excluding the effect of acquisitions:
Accounts receivable	3,891	(2,694)
Inventory	(1,126)	(179)
Prepaid expenses and other current assets	(1,944)	(352)
Accounts payable and accrued expenses	(1,890)	(4,722)
Deferred revenue	1,731	3,247

Net cash provided by (used in) operating activities	3,183	(8,264)

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(1,526)	(1,479)
Purchase of marketable securities	(31,648)	(11,977)
Proceeds from the maturity of marketable securities	21,602	16,042
Increase in restricted cash	(438)	(674)
Acquisition costs, net of cash acquired in acquisitions	—	(102)
Purchase of intangible assets	(375)	(329)
Change in other assets	(30)	17

Net cash provided by (used in) investing activities	(12,415)	1,498

Cash flows from financing activities:
Proceeds from exercise of employee stock options	10,913	5,971

Net cash provided by financing activities	10,913	5,971

Effect of exchange rate changes on cash and cash equivalents	55	12

Net increase (decrease) in cash and cash equivalents	1,736	(783)

Cash and cash equivalents at beginning of period	67,834	15,925

Cash and cash equivalents at end of period	$69,570	$15,142

Supplemental schedule of cash flow information:
Issuance of common stock in connection with acquisitions	$—	$4,349
Noncash issuance of common stock	147	—
Noncash contingent consideration in connection with acquisitions	4,481	—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the Business and Basis of Presentation

American Superconductor Corporation (the “Company” or “AMSC”) was founded on April 9, 1987. The Company is an energy technologies company, offering an array of solutions based on two proprietary technologies: programmable power electronic converters and high temperature superconductor (“HTS”) wires. The Company’s products, services and system-level solutions enable cleaner, more efficient and more reliable generation, delivery and use of electric power. The programmability and scalability of the Company’s power electronic converters differentiate them from most competitive offerings. The two primary markets the Company serves are the wind energy market and the power transmission and distribution – or “power grid”—market. The Company operates in two business segments: AMSC Power Systems and AMSC Superconductors.

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those instructions. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended June 30, 2008 and 2007 and the financial position at June 30, 2008. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

The results of operations for an interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended March 31, 2008 which are contained in the Company’s Annual Report on Form 10-K, filed with the SEC on May 29, 2008.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 amends and expands the disclosure requirements related to derivative instruments and hedging activities. The Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The provisions of SFAS No. 161 are effective for the fiscal years beginning on or after January 1, 2009. The Company is currently evaluating the impact of the provisions of SFAS No. 161 for an implementation on April 1, 2009.

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), “Business Combinations,” which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. Although there are not any current plans for an acquisition, should there be an acquisition in the future, the Company will adopt this statement for acquisitions consummated after its effective date.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 which delays the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected a partial deferral of SFAS No. 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The partial adoption of SFAS No. 157 on April 1, 2008 did not have a material impact on the Company’s condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

2.	Stock-Based Compensation

The Company accounts for its stock-based compensation under the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payments.” The following table summarizes employee stock-based compensation expense under SFAS 123(R) by financial statement line item for the three months ended June 30, 2008 and 2007 (in thousands):

	Three months ended June 30,
	2008	2007
Costs of revenue	$328	$97
Research and development	554	254
Selling, general and administrative	1,417	726

Total	$2,299	$1,077

During the quarter ended June 30, 2008, the Company granted approximately 500,000 shares of restricted stock and stock options to employees under the 2007 Stock Incentive Plan. The fair value of the grant was $12.9 million, which is being recorded into expense over either the vesting period or the performance period, as appropriate. The grant included approximately 140,000 shares of restricted stock, which will vest upon achievement of certain financial performance measurements. At June 30, 2008, the Company determined that achievement of the performance measures is probable and as such, is recognizing the fair value of the performance-based awards over the estimated performance period.

The total unrecognized compensation cost for unvested employee stock-based compensation awards outstanding, net of forfeitures, was $17.9 million at June 30, 2008. This expense will be recognized over a weighted-average expense period of 1.7 years.

The assumptions used in the Black-Scholes valuation model for stock options granted during the three months ended June 30, 2008 and 2007 are as follows:

	Three months ended June 30,
	2008	2007
Expected volatility	58.0%	57.4%
Risk-free interest rate	3.4%	4.9%
Expected life (years)	4.9	5.3
Dividend yield	None	None

The expected volatility was estimated based on an equal weighting of the historical volatility of the Company’s common stock and the implied volatility of the Company’s traded options. The expected life was estimated based on an analysis of the Company’s historical experience of exercise, cancellation, and expiration patterns. The risk-free interest rate is based on five-year U.S. Treasury rates. The stock-based compensation expense recognized in the consolidated statements of operations is based on awards that ultimately are expected to vest; therefore, the amount of expense has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. This analysis is re-evaluated periodically and the forfeiture rate is adjusted as necessary.

3.	Computation of Net Loss per Common Share

Basic earnings per share (“EPS”) is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing the net earnings (loss) by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. For the three months ended June 30, 2008 and 2007, common equivalent shares of 3.7 million and 4.6 million shares respectively, were not included in the calculation of diluted EPS as they were considered anti-dilutive.

The following table reconciles the numerators and denominators of the earnings per share calculation for the three months ended June 30, 2008 and 2007 (in thousands, except per share data):

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

	For the three months ended June 30,
	2008	2007
Numerator:
Net Loss	$(6,103)	$(9,653)
Denominator
Weighted-average shares of common stock outstanding	42,214	35,593
Weighted-average shares subject to repurchase	(528)	(325)

Shares used in per-share calculation—basic and diluted	41,686	35,268

Net loss per share—basic and diluted:	$(0.15)	$(0.27)

4.	Marketable Securities

The Company partially adopted SFAS No. 157 as of April 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities as allowed under FSP 157-2. The Company has determined that cash equivalents and short-term marketable securities are the only assets affected by the adoption of SAF No. 157 at this time.

Valuation Hierarchy

SFAS No. 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1 -	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 -

Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 -

Unobservable inputs that reflect the Company’s assumptions that market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available, including its own data.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets carried at fair value measured as of June 30, 2008 (in thousands):

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Using Significant Other Observable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)
Cash equivalents	$43,594	$—	$43,594	$—
Marketable securities	48,301	—	48,301	—

Valuation Techniques

Cash equivalents and marketable securities are measured using such things as quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable for the asset (for example interest rates and yield curves observable at commonly quoted intervals) and inputs that are derived principally from or corroborated by observable market data by correlation or other means and are classified within Level 2 of the valuation hierarchy.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

5.	Inventory

The components of inventory are as follows (in thousands):

	June 30, 2008	March 31, 2008
Raw materials	$2,329	$2,209
Work-in-progress	3,744	4,380
Finished goods	4,904	3,474
Deferred program costs	1,056	844

Net inventory	$12,033	$10,907

Finished goods inventory of $4.9 million as of June 30, 2008 and $3.5 million as of March 31, 2008 includes the cost of products shipped to customers on contracts for which revenue is deferred until final customer acceptance.

Deferred program costs of $1.1 million as of June 30, 2008 and $0.8 million as of March 31, 2008 represent costs incurred primarily on wind turbine development programs where the Company needs to achieve certain milestones or complete the contracts on these programs before revenue can be recognized.

6.	Product Warranty

The Company generally provides a one to two year warranty on its products, commencing upon installation. A provision is recorded upon revenue recognition to “Costs of revenue” for estimated warranty expense based on historical experience.

Product warranty activity was as follows (in thousands):

	Three months ended June 30,
	2008	2007
Balance at beginning of period	$1,775	$1,582
Accruals for warranties during the period	1,126	523
Settlements and adjustments during the period	(916)	(523)

Balance at end of period	$1,985	$1,582

7.	Income Taxes

The Company recorded income tax expense of $1.7 and $0.3 million for the three months ended June 30, 2008 and 2007, respectively, related primarily to foreign taxes. The Company has provided a valuation allowance against all current or deferred income tax assets in the U.S. because of the net operating losses incurred by the Company since its inception.

8.	Commitments and Contingencies

In April 2005, the Company issued to TM Capital (which subsequently assigned it to Provident Premier Master Fund, Ltd. (“Provident”)) a common stock purchase warrant for 200,000 shares of the Company’s common stock, exercisable for a five-year term, with an exercise price of $9.50 per share (the “Warrant”). The Warrant was re-valued at $5.4 million and $3.0 million as of June 30, 2008 and March 31, 2008, respectively, resulting in a charge of $2.4 million for the first quarter of the year ended March 31, 2009 (reported in Other income (expense) in the Unaudited Condensed Consolidated Statements of Operations). The following Black-Scholes assumptions were used to calculate the fair value of the warrant:

	June 30, 2008	March 31, 2008
Expected volatility	58.6%	64.7%
Risk-free interest rate	2.88%	1.75%
Contractual life (years)	1.8	2.0

In August 2008, Provident exercised the entire warrant in exchange for 148,387 shares of the Company’s common stock resulting in a gain of approximately $1.1 million in the second quarter of the year ending March 31, 2009.

On June 26, 2008, the Company entered into a performance bond for CNY 1.1 million (approximately $0.2 million) with a Chinese customer to guarantee supply of core components and software, which expires June 30, 2012. The performance bond was issued utilizing a Bank of China CNY10.0 million (approximately $1.5 million) unsecured line of credit.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

At June 30, 2008, the Company had outstanding performance bonds issued on behalf of the Company’s Austrian subsidiary, AMSC Windtec Gmblt (“Windtec”), for €1.1 million (approximately $1.7 million) in connection with a contract to provide power electronics for a Chinese customer. These performance bonds will expire in January 2009. In the event that the payment is made in accordance with the requirements of these performance bonds, the Company would record the payment as an offset to revenue. To secure the performance bonds, the Company has €0.8 million (approximately $1.2 million) in restricted cash, included in current assets.

During the fiscal year ended March 31, 2008, the Company entered into several long-term construction contracts with customers that required the Company to obtain performance bonds. The Company is required to deposit an amount equivalent to some or all the face amount of the performance bonds into an escrow account until the termination of the bond. At June 30, 2008, the Company has recorded $11.8 million of restricted cash included in current assets, which includes the Windtec bonds noted above, and $1.9 million of long-term restricted cash.

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

Costs incurred and funding received under these agreements are as follows (in thousands):

	Three months ended June 30,
	2008	2007
Costs incurred	$1,882	$1,428
Funding received	$825	$623

At June 30, 2008, total funding received to date under these agreements was $26.5 million.

10.	Acquisitions

On April 27, 2007, the Company acquired Power Quality Systems, Inc. (“PQS”), a Pennsylvania corporation, for $4.5 million in stock. PQS offers reactive compensation products known as Static VAR Compensators, or SVCs, based on its proprietary thyristor switch technology. These products enhance the reliability of power transmission and distribution grids and improve the quality of power for manufacturing operations. PQS was integrated into the AMSC Power Systems business unit. The acquisition has been accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The Company allocated the purchase price to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition. The excess of the purchase price of $2.8 million paid by the Company over the estimated fair value of net assets acquired has been recorded as goodwill. Goodwill represents the value associated with the acquired workforce and synergies related to the merger of the two companies. The Company estimated the fair value of the intangible assets at $2.3 million, which consisted of contractual relationships and backlog of $0.1 million, customer relationships of $0.6 million and core-technology and know-how of $1.6 million.

Pursuant to the Merger Agreement, the Company acquired all of the issued and outstanding shares of PQS, for which the Company issued 295,329 shares of the Company’s common stock. The Company valued the acquisition at $4.3 million (excluding acquisition costs) using a value of $14.73 per share, which represents the five-day average closing price of the common stock from the two trading days before through two trading days after the signing of the Merger Agreement and the public announcement of the acquisition. The shares are subject to a lockup agreement whereby the former owners of PQS may sell only a certain number of shares

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

per year through April 2009. The all-stock transaction also includes an earn-out opportunity with the potential for up to an additional 0.5 million shares of Company common stock to be issued to PQS’s former owners based on the achievement of certain order growth targets for existing PQS products for the fiscal years ending March 31, 2008 and 2009. During the year ended March 31, 2008, the Company recorded contingent consideration of $1.7 million to Goodwill and additional paid-in capital, representing 75,000 shares earned for the fiscal year ended March 31, 2008, which were issued during the first quarter of the year ended March 31, 2009.

The results of PQS’s operations are included in the Company’s consolidated results from the date of acquisition of April 27, 2007. Assuming the acquisition of PQS had occurred on April 1, 2007, the impact on the consolidated results of the Company would not have been significant.

Acquisition of Windtec Consulting GmbH

On January 5, 2007, the Company acquired Windtec Consulting GmbH, a corporation incorporated according to the laws of Austria (“Windtec”). Windtec develops and sells electrical systems for wind turbines. Windtec also provides technology transfer for the manufacturing of wind turbines; documentation services; and training and support regarding the assembly, installation, commissioning, and service of wind turbines.

During the quarter ended June 30, 2008, the Company issued 350,000 shares for contingent consideration which was recorded in the fourth quarter of the year ended March 31, 2008. The Company also recorded contingent consideration of $4.5 million to Goodwill and Additional paid-in capital in the quarter ended June 30, 2008, based on 125,000 shares earned to date.

11.	Restructuring and Impairments

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

The Company’s aggregate restructuring charges associated with the Fiscal 2006 Plan were $0.8 million, of which $0.2 million was expensed in the first quarter of the year ended March 31, 2008. As of March 31, 2008, the Fiscal 2006 Plan was substantially completed.

On October 25, 2007, the Company’s Board of Directors approved a restructuring plan (the “Fiscal 2007 Plan”) to reduce operating costs by closing its last remaining facility in Westborough, Massachusetts and consolidating those operations into its Devens, Massachusetts, facility. No headcount reductions were associated with this plan.

Aggregate restructuring charges associated with the Fiscal 2007 Plan were $6.4 million, all of which were recorded in the third and fourth quarters of the year ended March 31, 2008. The aggregate charge assumed the facility is not subleased. All restructuring charges associated with the Fiscal 2007 Plan are expected to result in cash disbursements and are expected to be completed by the end of the first quarter of the fiscal year ending March 31, 2010.

The following table presents the restructuring expense and cash disbursements for the Fiscal 2007 Plan for the three months ended June 30, 2008 (in thousands):

	Lease Termination Costs	Decontamination and Other Facility Closing Costs	Total
Balance March 31, 2008	$3,100	$1,909	$5,009
Charges to operations	—	—	—
Cash disbursements	(664)	(182)	(846)

Balance June 30, 2008	$2,436	$1,727	$4,163

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

12.	Business Segment Information

The Company reports its financial results in two reportable business segments: AMSC Superconductors and AMSC Power Systems.

AMSC Power Systems supplies power electronic systems used in wind turbines; produces products to increase electrical grid capacity and reliability and to regulate wind farm voltage for the electrical grid; and, through the Company’s Windtec subsidiary, licenses proprietary wind energy system designs to manufacturers of such systems and provides consulting services to the wind industry.

AMSC Superconductors focuses on the manufacturing of HTS wire and coils; the design and development of HTS products, such as power cables, fault current limiters and motors; and the management of large-scale HTS projects, such as HTS power cable system design, manufacturing and installation.

The operating results for the two business segments are as follows (in thousands):

	Three months ended June 30,
Revenues	2008	2007
AMSC Power Systems	$35,930	$14,369
AMSC Superconductors	3,887	5,400

Total	$39,817	$19,769

	Three months ended June 30,
Operating income (loss)	2008	2007
AMSC Power Systems	$4,878	$(616)
AMSC Superconductors	(5,109)	(6,450)
Unallocated corporate expenses	(2,457)	(1,664)

Total	$(2,688)	$(8,730)

The accounting policies of the business segments are the same as those for the consolidated Company, except that certain corporate expenses which the Company does not believe are specifically attributable or allocable to either of the two business segments have been excluded from the segment operating income (loss). Corporate unallocated expenses include stock-based compensation expense of $2.3 million and $1.1 million for the first quarters of the years ended March 31, 2009 and 2008, respectively. For the first quarter of the year ended March 31, 2008, corporate unallocated expenses also include $0.2 million of restructuring charges related primarily to the closure of one of the Company’s facilities in Westborough, Massachusetts, and rent and occupancy costs of $0.4 million associated with the unoccupied portion of the Company’s Westborough, Massachusetts, headquarters facility.

For the quarters ended June 30, 2008 and 2007, Sinovel Wind Co. Ltd. represented 68% and 44% of total revenues, respectively. Additionally, the U.S. Department of Energy represented 16% of total revenues in the first quarter of the year ended March 31, 2008.

Total assets for the two business segments are as follows (in thousands):

	June 30, 2008	March 31, 2008
AMSC Power Systems	$83,623	$80,844
AMSC Superconductors	60,004	60,986
Cash, marketable securities and restricted cash	131,481	119,404

Total	$275,108	$261,234

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that relate to future events or conditions, including without limitation, the statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Part II, “Item 1A. Risk Factors” and located elsewhere herein regarding industry prospects our prospective results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain. The important factors discussed below under the caption “Risk Factors” in Item 1A, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Any such forward-looking statements represent management’s estimates as of the date of this Quarterly Report on Form 10-Q. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

American Superconductor and design, Revolutionizing the Way the World Uses Electricity, AMSC, Powered by AMSC, SuperVAR, D-VAR, PQ-IVR, PowerModules, Secure Super Grids, SuperGEAR and Windtec are trademarks or registered trademarks of American Superconductor Corporation. Other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

Executive Overview

American Superconductor Corporation was founded in 1987. We are a leading energy technologies company, offering an array of solutions based on two proprietary technologies: programmable power electronic converters and high temperature superconductor (“HTS”) wires. Our products, services and system-level solutions enable cleaner, more efficient and more reliable generation, delivery and use of electric power. The programmability and scalability of our power electronic converters differentiate them from most competitive offerings. Our HTS wires carry 150 times the electrical current of comparably sized copper wire. The two primary markets we serve are the wind energy market and the power transmission and distribution—or “power grid”—market.

Our HTS wire addresses constraints on the power grid by increasing the electric current carrying capacity of the transmission cables comprising these power grids and by providing current limiting functionality in cables and stand-alone devices. In addition, our HTS wire, when incorporated into primary electrical equipment such as motors and generators, can provide increased manufacturing and operating savings due to a significant reduction in the size and weight of this equipment. Also, our power electronic converters increase the quantity, quality and reliability of electric power that is transmitted by electric utilities or consumed by large industrial entities.

Our products are in varying stages of commercialization. Our power electronic converters have been sold commercially, as part of integrated systems, to electric utilities, manufacturers and wind farm developers, owners and operators since 1999. We began production of our first generation, or “1G” HTS wire in 2003, although its principal applications (power cables, fault current limiters, rotating machines and specialty magnets) are currently in the prototype stage. Some of these prototypes are funded by U.S. government contracts, primarily with the Department of Defense (“DOD”) and Department of Energy (“DOE”).

We started initial production of 344 superconductors, our brand name for what is generically known as second generation or “2G” HTS wire, in November 2007. Our gross production capacity is approximately 720,000 meters of 344 superconductors per year.

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

On July 25, 2007, we completed a public offering of 4.7 million shares of our common stock at $21.25 per share. Net proceeds from the offering (after deducting underwriting discounts, commissions and offering expenses) were $93.6 million.

Our fiscal year begins on April 1 and ends on March 31. This document refers to fiscal 2008, which is the period beginning on April 1, 2008 and concluding on March 31, 2009. The first quarter of fiscal 2008 began on April 1, 2008 and concluded on June 30, 2008.

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

On April 27, 2007, we acquired Power Quality Systems, Inc. (“PQS”), a Pennsylvania corporation. Pursuant to the Merger Agreement, we acquired all of the issued and outstanding shares of PQS, for which we issued 295,329 shares of our common stock. We valued the acquisition at approximately $4.3 million (excluding acquisition costs) using a value of $14.73 per share, which represents the five-day average closing price of the common stock from the two trading days before through two trading days after the signing of the Merger Agreement and the public announcement of the acquisition. The shares are subject to a lockup agreement whereby the former owners of PQS may sell only a certain number of shares per year through April, 2009. While the former owners have not been employed by us subsequent to the acquisition, all key PQS engineering personnel are employed by us. The all-stock transaction also includes an earn-out opportunity with the potential for up to an additional 475,000 shares of our common stock to be issued to PQS’s former owners based on the achievement of certain order growth targets for existing PQS products for fiscal 2007 and 2008. This potential contingent consideration, if and when earned, will be recorded as additional goodwill based on the fair value of our common stock at the time of the common stock becomes issuable. As of March 31, 2008, 75,000 shares were earned based on achieving certain order growth targets for fiscal 2007 and we recorded additional goodwill of approximately $1.7 million. The shares of common stock were issued during the quarter ended June 30, 2008. As a result of this transaction, PQS is a wholly-owned subsidiary and is operated by AMSC Power Systems. The results of PQS’s operations are included in our consolidated results from the date of acquisition of April 27, 2007.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. There were no significant changes in the first quarter of fiscal 2008 in our critical accounting policies as disclosed in our Form 10-K for fiscal 2007, which ended on March 31, 2008.

Results of Operations

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

We operate and report our financial results to the Chief Executive Officer in two reportable business segments: AMSC Power Systems and AMSC Superconductors.

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

During the first quarter ended June 30, 2007, we acquired PQS and integrated the business into our AMSC Power Systems business unit. Results of PQS’s operations are included in our consolidated results from the date of acquisition on April 27, 2007.

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

Revenues

Total revenues increased by 101% to $39.8 million in the first quarter of fiscal 2008, from $19.8 million for the first quarter of fiscal 2007. Our revenues are summarized as follows (in thousands):

	Three months ended June 30,
	2008	2007
AMSC Power Systems	$35,930	$14,369
AMSC Superconductors	3,887	5,400

Total	$39,817	$19,769

Revenues in our AMSC Power Systems unit consist of revenues from wind turbine electrical systems, wind turbine prototype development contracts as well as D-VAR®, PQ-IVR®, SVC, and PowerModule™ product sales, service contracts, and consulting arrangements. We also offer to engineer, install and commission our products in a turnkey solution for our customers. Our Power Systems business unit accounted for 90% and 73% of total revenues for the first quarter of fiscal 2008 and 2007, respectively. Revenues in the Power Systems unit increased 150% to $35.9 million in the first quarter of fiscal 2008 from $14.4 million in the first quarter of fiscal 2007. The increase was driven primarily due to higher sales of wind electrical systems and core components, including our PowerModule product, primarily in the Asia-Pacific region. The remainder of the increase was primarily due to higher sales related to turnkey power systems projects which included our D-VAR and SVC products.

A substantial portion of our revenues are derived from one customer, Sinovel Wind Co., Ltd., a manufacturer of wind energy systems based in China. Sales to Sinovel represented 68% and 44% of our consolidated total revenues for the first quarter of fiscal 2008 and 2007, respectively.

Revenues in our AMSC Superconductors business unit consist of contract revenues, HTS wire sales, revenues under government-sponsored electric utility projects, and other prototype development contracts. AMSC Superconductors revenue is primarily recorded using the percentage-of-completion method. AMSC Superconductors accounted for 10% and 27% of total revenues for the first quarter of fiscal 2008 and 2007, respectively. AMSC Superconductors revenue decreased 28% to $3.9 million in the first quarter of fiscal 2008 from $5.4 million in the first quarter of fiscal 2007. Revenues from significant AMSC Superconductors government funded contract revenues are summarized as follows (in thousands):

	Expected Total Contract Value	Revenue Earned through June 30, 2008	Revenue for the three months ended June 30,
Project Name			2008	2007
HYDRA	$24,908	$4,667	$1,022	$186
LIPA I	27,458	27,330	7	3,173
LIPA II	9,000	1,310	832	—
DOE-FCL	3,065	1,487	564	—
36.5 MW Motor	90,150	90,150	—	1,189
NAVSEA Motor Study	5,254	3,560	620	269

The decrease in AMSC Superconductors revenue for the first quarter of fiscal 2008 was driven primarily by lower revenues from the LIPA I project and the 36.5 MW motor program for the U.S. Navy as work was substantially completed on these programs as of March 31, 2008. This was partially offset by higher revenues for project HYDRA, LIPA II and DOE-FCL as these projects commenced within the last six to twelve months.

We recognized HTS cable project revenues in the first quarter of fiscal 2008 from the Project HYDRA contract with Consolidated Edison, Inc., which is being funded by the U.S. Department of Homeland Security (“DHS”) and was announced on

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

May 21, 2007. DHS is expected to invest up to a total of $24.9 million in the development of a new high temperature superconductor power grid technology to enable Secure Super Grids™. Secure Super Grids utilize customized HTS wires, HTS power cables and ancillary controls to deliver more power through the grid while also being able to suppress power surges that can disrupt service. While the final contract was being negotiated, we worked under letter contracts with DHS. On January 22, 2008, we executed the final contract with DHS. Of the total $24.9 million in funding expected from DHS, they have committed funding of $10.7 million to us through June 30, 2008. We recognized $1.0 million in revenue related to the Project HYDRA during the first quarter of fiscal 2008. Consolidated Edison and Southwire Company are subcontractors to us on this project.

Cost-sharing funding

In addition to reported revenues, we also received funding of $0.8 million for the first quarter of fiscal 2008 under U.S. government cost-sharing agreements with the U.S. Air Force and the DOE, compared to $0.6 million for the first quarter of fiscal 2007. The increase in cost-sharing funding is primarily due to the Advanced Technology Program (“ATP”), which commenced in November, 2007. All of our cost-sharing agreements provide funding in support of development work on 344 superconductors being done in our AMSC Superconductors business unit. We anticipate that a portion of our funding in the future will continue to come from cost-sharing agreements as we continue to develop joint programs with government agencies. Funding from government cost-sharing agreements is recorded as an offset to research and development (“R&D”) and selling, general and administrative (“SG&A”) expenses, rather than as revenue. As of June 30, 2008, we anticipate recognizing an additional $2.7 million offset to R&D and SG&A expenses related to these cost-sharing agreements over the next two years.

Costs of Revenue

Costs of revenue increased by 74% to $28.2 million for the first quarter of fiscal 2008, compared to $16.2 million for the first quarter of fiscal 2007. Gross margin was 29.2% for the first quarter of fiscal 2008 compared to 18.1% for the first quarter of fiscal 2007. The increase in gross margin was due primarily to a higher mix of Power Systems sales as compared to Superconductors sales. In addition, AMSC Superconductors’ cost of revenue in the first quarter of fiscal 2007 was impacted by $1.2 million in zero margin revenue associated with completing the 36.5 MW motor program and a $0.9 million inventory write-off for a SuperVAR® synchronous condenser.

Operating Expenses

Research and development

A portion of our R&D expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost-sharing funding. Our R&D expenditures are summarized as follows (in thousands):

	Three months ended June 30,
	2008	2007
R&D expenses per Consolidated Statements of Operations	$4,913	$4,214
R&D expenditures reclassified as costs of revenue	4,493	5,973
R&D expenditures offset by cost-sharing funding	441	321

Aggregated R&D expenses	$9,847	$10,508

R&D expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) increased by 17% to $4.9 million, or 12% of revenue, for the first quarter of fiscal 2008, from $4.2 million, or 21% of revenue, for the first quarter of fiscal 2007. The increase in R&D expenses was driven by internal product development costs in our Power Systems business unit to support future growth opportunities and our next generation product offerings. The decrease in R&D expenditures reclassified to costs of revenue is a result of less R&D reclassified into costs of revenue in the first quarter of fiscal 2008 to support government funded programs, primarily the 36.5 MW motor program and LIPA I Project. Aggregated R&D expenses, which include amounts classified as costs of revenue and amounts offset by cost-sharing funding, decreased 6% to $9.8 million, or 25% of revenue, for the first quarter of fiscal 2008 compared to $10.5 million, or 53% of revenue, for the first quarter of fiscal 2007. The decrease in the first quarter of fiscal 2008 was driven primarily by a lower level of externally funded program costs on the 36.5 MW motor program, as well as the factors described above.

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

Selling, general, and administrative

A portion of the SG&A expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as SG&A expenses). Additionally, a portion of SG&A expenses was offset by cost-sharing funding. Our SG&A expenditures are summarized as follows (in thousands):

	Three months ended June 30,
	2008	2007
SG&A expenses per Consolidated Statements of Operations	$8,893	$6,118
SG&A expenditures reclassified as costs of revenue	125	364
SG&A expenditures offset by cost sharing funding	384	302

Aggregated SG&A expenses	$9,402	$6,784

SG&A expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) increased by 45% to $8.9 million, or 22% of revenue, in the first quarter of fiscal 2008 from $6.1 million, or 31% of revenue, for the first quarter of fiscal 2007. The increase in SG&A expenses was due primarily to higher stock-based compensation expense, higher payroll expenses due to headcount growth and higher variable compensation costs. For these same reasons, Aggregated SG&A expenses, which include amounts classified as costs of revenue and amounts offset by cost sharing funding, increased 39% to $9.4 million, or 24% of revenue, for the first quarter of fiscal 2008, from $6.8 million, or 34% of revenue, for the first quarter of fiscal 2007.

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

Amortization of acquisition related intangibles

Amortization of acquisition related intangibles was $0.5 million in the first quarter of fiscal 2008 compared to $1.2 million in the first quarter of fiscal 2007. The decrease was primarily driven by lower amortization related to Windtec’s contractual relationships/backlog intangible asset, which was nearly fully amortized as of June 30, 2008.

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

Our aggregate restructuring charges associated with the Fiscal 2006 Plan were $0.8 million. The restructuring charge was allocated to the AMSC Superconductors operating segment. Of this total, $0.2 million of the restructuring charges were incurred in the first quarter of fiscal 2007. As of March 31, 2008, the plan was completed.

On October 25, 2007, our Board of Directors approved a restructuring plan (the “Fiscal 2007 Plan”) to reduce operating costs through the closure of our last remaining facility in Westborough, Massachusetts and the consolidation of operations there, including our corporate headquarters, into our Devens, Massachusetts facility. No headcount reductions were associated with this plan.

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

No restructuring charges associated with the Fiscal 2007 Plan were incurred in the first quarter of fiscal 2008 or fiscal 2007. Aggregate charges under this plan are $6.4 million as of June 30, 2008. This aggregate charge includes an assumption that the facility will not be subleased. All restructuring charges associated with the Fiscal 2007 Plan are expected to result in the disbursement of cash. Cash payments under this plan in the first quarter of fiscal 2008 were $0.8 million.

Excluding potential continuing restructuring charges associated with our Westborough lease through May 2009, we began to realize annual cost savings from the Fiscal 2007 Plan at a rate of approximately $2.5 million per year beginning in the fourth quarter of fiscal 2007.

As of March 31, 2007, we reclassified our previously impaired first generation wire manufacturing equipment from “Property, plant and equipment” to “Assets held for sale.” The estimated salvage value of these assets was $2.2 million as of March 31, 2007 and was recorded as other assets in the consolidated balance sheet. A public auction for the sale of these assets was held in June 2007 and private sales were negotiated with interested parties for the remaining equipment. Based on the results of the auction and our recent work to sell through private sales, we determined that an additional impairment charge of $0.6 million was required during the first quarter of fiscal 2007 to write down the value of the assets to their net realizable value. There were no Assets held for sale at March 31, 2008.

Operating income (loss)

Our operating income (loss) is summarized as follows (in thousands):

	Three months ended June 30,
	2008	2007
AMSC Power Systems	$4,878	$(616)
AMSC Superconductors	(5,109)	(6,450)
Unallocated corporate expenses	(2,457)	(1,664)

Total	$(2,688)	$(8,730)

The operating income at AMSC Power Systems increased to $4.9 million in the first quarter of fiscal 2008 from a loss of $0.6 million in the first quarter of fiscal 2007. The increase was primarily the result of increased revenues due to higher sales of wind electrical systems and lower amortization of acquisition related intangibles due to an intangible asset related to backlog becoming nearly fully amortized in the fourth quarter of fiscal 2007. This was partially offset by higher SG&A and R&D costs resulting from increased headcount to support our growth.

The operating loss at AMSC Superconductors decreased to $5.1 million in the first quarter of fiscal 2008 from $6.5 million in the first quarter of fiscal 2007. The decrease in the operating loss was primarily a result of a write-off of $0.9 million for a SuperVAR synchronous condenser in the first quarter of fiscal 2007 and an asset impairment charge of $0.6 million related to 1G assets held for sale in the first quarter of fiscal 2007, as well as lower corporate expense allocations.

Corporate unallocated expenses include stock-based compensation expense of $2.3 million and $1.1 million for the first quarters of fiscal 2008 and 2007, respectively. For the first quarter of fiscal 2007, corporate unallocated expenses also include $0.2 million of restructuring charges related primarily to the closure of one of our facilities in Westborough, Massachusetts and rent and occupancy costs of $0.4 million associated with the unoccupied portion of the Company’s Westborough, Massachusetts headquarters facility.

Non-operating expenses/Interest income

Interest income increased to $0.8 million for the first quarter of fiscal 2008 from $0.3 million in the same quarter of fiscal 2007. This increase in interest income reflects higher combined cash, cash equivalents and marketable securities balances available for investment, largely the result of the $93.6 million in net proceeds we received in the public offering of 4.7 million shares of our common stock completed on July 25, 2007.

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

Other expense, net, was $2.5 million for the first quarter of fiscal 2008 compared to $1.0 million in the same period of fiscal 2007. The increase was due primarily to higher mark-to-market expense on the revaluation of the warrant issued in April 2005 related to a litigation settlement, which is currently being held by Provident Premier Master Fund (“Premier”). The warrant was re-valued at $5.4 million and $2.4 million as of June 30, 2008 and 2007, respectively, resulting in a charge of $2.4 million and $1.0 million for the first quarter of fiscal 2008 and 2007, respectively. In August 2008, Provident exercised the entire warrant in exchange for 148,387 shares of our common stock resulting in a gain of approximately $1.1 million in the second quarter of the year ending March 31, 2009.

Income Taxes

During the first quarters of fiscal 2008 and 2007, we recorded income tax expense of $1.7 million and $0.3 million, respectively, due primarily to foreign taxes, as we generated higher profits in our foreign jurisdictions in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. Due to a history of operating losses in the U.S., we do not record a tax benefit on those losses.

Please refer to the “Risk Factors” section in Item 1A for a discussion of certain factors that may affect our future results of operations and financial condition.

Liquidity and Capital Resources

At June 30, 2008, we had cash, cash equivalents, marketable securities and restricted cash of $131.5 million compared to $119.4 million at March 31, 2008, an increase of $12.1 million. Our cash, cash equivalents, marketable securities and restricted cash are summarized as follows (in thousands):

	June 30, 2008	March 31, 2008
Cash and cash equivalents	$69,570	$67,834
Marketable securities	48,301	38,398
Restricted cash	13,610	13,172

Total cash, cash equivalents, marketable securities and restricted cash	$131,481	$119,404

The increase in cash and cash equivalents, marketable securities and restricted cash was primarily the result of cash received from the exercise of employee stock options in the first quarter of $10.9 million.

We have generated operating losses since our inception, and expect to incur an operating loss in fiscal 2008 as well.

For the first quarter of fiscal 2008, net cash provided by operating activities was $3.2 million compared to a use of $8.3 million in the first quarter of fiscal 2007. The increase in cash provided by operations is due to a lower net loss and lower cash used for working capital, primarily related to a decrease in accounts receivable as a result of improved collections.

For the first quarter of fiscal 2008, net cash used in investing activities was $12.4 million compared to net cash provided by investing activities of $1.5 million in the first quarter of fiscal 2007. The increase in cash used in investing activities was driven primarily by the net increase in cash invested in marketable securities.

As of June 30, 2008, we have invested in total approximately $14.5 million in the 344 superconductors production line. These expenditures were made to enable us to achieve a gross production capacity of approximately 720,000 meters annually of 344 superconductors on our 4 cm manufacturing technology and prepare to migrate to our 10 cm manufacturing technology. We estimate that an additional $28.0 million to $35.0 million of capital expenditures would be needed for a full commercial manufacturing operation with a gross capacity of approximately 9 million meters of wire per year.

For the first quarter of fiscal 2008, cash provided by financing activities was $10.9 million compared to $6.0 million in the first quarter of fiscal 2007. This change is due to an increase in proceeds from the exercise of employee stock options received during the first quarter of fiscal 2008.

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

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

We occasionally enter into construction contracts that include a performance bond. As these contracts progress, we continually assess the probability of a payout from the performance bond. Should we determine that such a payout is likely, we would record a liability. As of June 30, 2008, we have not recorded a liability with respect to performance bonds.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 amends and expands the disclosure requirements related to derivative instruments and hedging activities. The Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The provisions of SFAS No. 161 are effective for fiscal years beginning on or after January 1, 2009. We are currently evaluating the impact of the provisions of SFAS No. 161 for an implementation on April 1, 2009.

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), “Business Combinations,” which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. Although there are not any current plans for an acquisition, should there be an acquisition in the future, we will adopt this statement for acquisitions consummated after its effective date.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 which delays the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We elected a partial deferral of SFAS No. 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The partial adoption of SFAS No. 157 on April 1, 2008 did not have a material impact on our condensed consolidated financial statements.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.	RISK FACTORS

While the following risk factors have been updated to reflect developments subsequent to the filing of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, there have been no material changes to the risk factors included in that report.

We have a history of operating losses, and we expect to incur losses in the future.

We have incurred net losses in each year since our inception, driven primarily by the research and development activities in our AMSC Superconductors business unit. Our net losses were $6.1 million for the three months ended June 30, 2008 and $25.4 million for fiscal 2007, $34.7 million for fiscal 2006 and $30.9 million for fiscal 2005, respectively. Our accumulated deficit at the end of the first quarter of fiscal 2008 was $416.6 million. We expect to continue to incur operating losses until at least the end of fiscal 2008, and we cannot be certain that we will ever achieve profitability.

We had cash, cash equivalents, marketable securities and restricted cash totaling $131.5 million at the end of the first quarter of fiscal 2008. We believe our available cash, cash equivalents, marketable securities and restricted cash will be sufficient to fund our working capital, capital expenditures and other cash requirements for the next several years. However, we may need additional funds

AMERICAN SUPERCONDUCTOR CORPORATION

if our performance deviates significantly from our current business plan, if there are significant changes in competitive or other market factors, or if unforeseen circumstances arise. Such funds may not be available, or may not be available under terms acceptable to us.

A significant portion of our revenues are derived from a single customer.

Revenue growth in fiscal 2007 and the first quarter of fiscal 2008 were driven largely by our Power Systems business unit, particularly our Windtec subsidiary. Our largest customer is Sinovel in China. Sinovel accounted for approximately 51% of our total revenues for the full year fiscal 2007 and 68% of our total revenues in the first quarter of fiscal 2008. Revenues from Sinovel are supported by purchase orders for electrical system components as well as development contracts for the design of wind energy systems. If Sinovel cancelled purchase orders or development contracts, or discontinued future purchases from us, we might be unable to replace the related revenues. This would have a serious negative impact on our operating results and financial position.

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

We have limited experience manufacturing our Power Systems products in commercial quantities overseas.

We recently commenced production of our primary Power Systems product, the PM1000, at our new manufacturing facility in China. We do not have significant experience managing foreign manufacturing operations, and such operations are subject to complexities that we may not be able to adequately anticipate or manage. Our inability to successfully manufacture our PM1000 product at acceptable cost and quality through our China facility may affect our future revenue and profit.

We have not manufactured our 344 superconductors in commercial quantities, and a failure to manufacture our 344 superconductors in commercial quantities at acceptable cost and quality levels would substantially limit our future revenue and profit potential.

We are developing commercial-scale manufacturing processes for our 344 superconductors, which are very different from our 1G HTS wire manufacturing processes and are complex and challenging. In November 2007, we started initial production of our 344 superconductors and completed installation of the manufacturing line, which has an annual capacity of 720,000 meters. However, in order to be able to offer our wire at pricing that we believe will be commercially competitive, we estimate that we will need to develop the capacity to manufacture nine million meters of our 344 superconductors annually. We believe it will cost between approximately $28 million and $35 million to purchase and install the additional equipment to achieve this commercial-scale manufacturing capability. We may not be able to manufacture satisfactory commercial quantities of 344 superconductors of consistent quality with an acceptable yield and cost. Failure to successfully scale up manufacturing of our 344 superconductors would result in a significant limitation of the broad market acceptance of our HTS products and of our future revenue and profit potential.

AMERICAN SUPERCONDUCTOR CORPORATION

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

At June 30, 2008, we had approximately $633.7 million of backlog. There can be no assurances that the revenue we expect to generate from our backlog will be realized in the periods we expect to realize such revenue, or at all. In addition, the backlog of orders, if realized, may not result in profitable revenue. Backlog represents the value of contracts and purchase orders received, less the revenue recognized to date on those contracts and purchase orders. Our customers have the right under some circumstances and with some penalties or consequences to terminate, reduce or defer firm orders that we have in backlog. In addition, our government contracts are subject to the risks described below. If our customers terminate, reduce or defer firm orders, we may be protected from certain costs and losses, but our sales will nevertheless be adversely affected and we may not generate the revenue we expect.

AMERICAN SUPERCONDUCTOR CORPORATION

Although we strive to maintain ongoing relationships with our customers, there is an ongoing risk that orders may be cancelled or rescheduled due to fluctuations in our customers’ business needs or purchasing budgets.

Our largest customer, Sinovel, accounts for a substantial portion of our backlog. In the event that we either fail to deliver product to Sinovel within 120 days after its specific delivery time, or become bankrupt or insolvent, then Sinovel would have the right to terminate any remaining orders that we have in backlog. If Sinovel cancelled orders, it would have a serious negative impact on our operating results and financial position

Our contracts with the U.S. government are subject to audit, modification or termination by the U.S. government, and the continued funding of such contracts remains subject to annual congressional appropriation which, if not approved, could adversely affect our results of operations and financial condition.

As a company that contracts with the U.S. government, we are subject to financial audits and other reviews by the U.S. government of our costs and performance, accounting and general business practices relating to these contracts. For the first quarter of fiscal 2008, 8% of our total revenues were derived from government contracts. Based on the results of these audits, the U.S. government may adjust our contract-related costs and fees. We cannot be certain that adjustments arising from government audits and reviews would not have a material adverse effect on our results of operations.

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

While we have been required to obtain performance bonds in the form of surety bonds or letters of credit in the past, the size of the bonds was not material. Recently, we have entered into contracts which require us to post bonds of significant magnitude. In many instances, we are required to deposit cash in escrow accounts as collateral for these instruments, which is unavailable to us for general use for significant periods of time. At the end of the first quarter of fiscal 2008, $13.6 million of our cash was classified as restricted, the majority of which is used as collateral for performance bonds. Should we be unable to obtain performance bonds in the future, significant future potential contract revenue could become unavailable to us. Further, should our working capital situation deteriorate, we would not be able to access the escrowed cash to meet working capital requirements.

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

Our D-VAR and SVC power electronic products compete with a variety of other power reliability products such as dynamic voltage restorers, or DVRs, flywheels, battery-based power quality systems and competing power electronic converter systems. The manufacturers of products that compete with our power electronic products and PowerModule products include ABB, Alstom, Mitsubishi Electric, S&C Electric and Siemens.

Our AMSC Windtec business faces competition for the supply of wind turbine engineering design services from design engineering firms, such as Garrad Hassan, and from licensors of wind turbine systems, such as Aerodyn, DeWind and REpower. We

AMERICAN SUPERCONDUCTOR CORPORATION

also face indirect competition in the wind energy market from manufacturers of wind energy systems, such as Gamesa, General Electric, Suzlon and Vestas.

The stand-alone Fault Current Limiter (“FCL”) products that we are developing in collaboration with Siemens face competition from several competitors developing alternative solutions, including Beijing Superconductor, Hypertech, Hyundai, Innopower, KEPRI, LS Industrial Systems, Nexans, Rolls-Royce, SC Power, SuperPower and Toshiba. The HTS motor and generator products that we are developing face competition from copper wire-based motors and generators, from permanent magnet motors that are being developed, including by DRS Technologies, and from companies developing HTS rotating machinery, including Baldor Electric, Converteam, Doosan Heavy Industries & Construction, General Electric, Ishikawajima-Harima Heavy Industries Co. and Siemens. Research efforts and technological advances made by others in the superconductor field, in the wind energy market or in other areas with applications to the power quality and reliability markets may render our development efforts obsolete.

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

Moreover, we could incur substantial litigation costs in defending the validity of or enforcing our own patents. We also rely on trade secrets and proprietary know-how to protect our intellectual property. However, our non-disclosure agreements and other safeguards may not provide meaningful protection for our trade secrets and other proprietary information. If the patents that we own or license or our trade secrets and proprietary know-how fail to protect our technologies, our market position may be adversely affected.

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

AMERICAN SUPERCONDUCTOR CORPORATION

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 7, 2008, American Superconductor held its Annual Meeting of Stockholders at which American Superconductor’s stockholders took the following actions:

1. American Superconductor’s stockholders elected the following directors to its board:

AMERICAN SUPERCONDUCTOR CORPORATION

1.	American Superconductor’s stockholders elected the following directors to its board:

Name	Shares Voted For Election	Shares Present Not Voted For Election
Gregory J. Yurek	33,218,040	2,561,807
Vikram S. Budhraja	33,247,505	2,532,343
Peter O. Crisp	32,892,032	2,887,816
Richard Drouin	33,075,904	2,703,943
David R. Oliver, Jr.	33,221,709	2,558,139
John B. Vander Sande	33,234,011	2,545,837
John W. Wood, Jr.	33,229,877	2,549,970

2.

American Superconductor’s stockholders voted to ratify the selection by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as American Superconductor’s independent registered public accounting firm for the current fiscal year by a vote of 35,668,094 shares of common stock for, 86,393 share of common stock against and 25,361 shares of common stock abstaining.

ITEM 6.	EXHIBITS

See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by this reference.

AMERICAN SUPERCONDUCTOR CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SUPERCONDUCTOR CORPORATION

Date August 7, 2008	/s/ DAVID A. HENRY
David A. Henry
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

AMERICAN SUPERCONDUCTOR CORPORATION

EXHIBIT INDEX

Exhibit No.	Description

10.1†

Purchase Contract No. FDCG08045-01 for the Core Components of the Electrical Control System and Software of SL 1500 Wind Turbine, effective as of June 5, 2008, between Sinovel Wind Co., Ltd and Suzhou AMSC Superconductor Co., Ltd. (1)

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

32.2	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(1)

Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on January 30, 2008 (Commission File No. 000-19672)

†	Confidential treatment previously requested and granted with respect to certain portions of this exhibit, which portions were omitted and filed separately with the Commission.