Form 10-Q
period 2008-09-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2008-11-07
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

                                                                     (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Shares outstanding of the Registrant’s common stock:

Common Stock, par value $0.01 per share	43,276,677
Class	Outstanding as of November 3, 2008

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2008	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$55,794	$67,834
Marketable securities	65,809	38,398
Accounts receivable, net	29,908	37,108
Inventory	15,586	10,907
Restricted cash	5,879	12,312
Prepaid expenses and other current assets	6,023	4,467
Deferred tax assets, net	1,243	2,293

Total current assets	180,242	173,319

Property, plant and equipment, net	54,697	54,308
Goodwill	26,830	18,530
Intangibles, net	10,170	11,583
Restricted cash	1,406	860
Other assets	2,836	2,634

Total assets	$276,181	$261,234

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$33,385	$38,356
Deferred revenue	12,011	10,629

Total current liabilities	45,396	48,985

Non-current liabilities
Deferred revenue	3,748	2,043
Deferred tax liabilities, net	916	1,244
Other non-current liabilities	58	510

Total liabilities	50,118	52,782

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock	432	415
Additional paid-in capital	646,667	615,025
Deferred contract costs—warrant	(5)	(8)
Accumulated other comprehensive income (loss)	(358)	3,522
Accumulated deficit	(420,673)	(410,502)

Total stockholders’ equity	226,063	208,452

Total liabilities and stockholders’ equity	$276,181	$261,234

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
Revenues	$40,375	$21,623	$80,192	$41,392

Costs and expenses:
Costs of revenue	29,670	16,004	57,866	32,191
Research and development	4,688	3,792	9,601	8,006
Selling, general and administrative	8,849	7,151	17,742	13,269
Amortization of acquisition related intangibles	481	1,772	984	2,934
Restructuring and impairments	500	93	500	911

Total costs and expenses	44,188	28,812	86,693	57,311

Operating loss	(3,813)	(7,189)	(6,501)	(15,919)

Interest income	801	1,204	1,576	1,550
Other income (expense), net	481	(151)	(1,990)	(1,165)

Loss before income tax expense	(2,531)	(6,136)	(6,915)	(15,534)

Income tax expense	1,537	537	3,256	792

Net loss	$(4,068)	$(6,673)	$(10,171)	$(16,326)

Net loss per common share
Basic and Diluted	$(0.10)	$(0.17)	$(0.24)	$(0.44)

Weighted average number of common shares outstanding
Basic and Diluted	42,745	39,208	42,380	37,249

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
Net loss	$(4,068)	$(6,673)	$(10,171)	$(16,326)

Other comprehensive income/(loss)
Foreign currency translation	(3,820)	846	(3,755)	972
Change in unrealized gain/(loss) on investments	18	114	(125)	123

Other comprehensive income/(loss)	(3,802)	960	(3,880)	1,095

Comprehensive loss	$(7,870)	$(5,713)	$(14,051)	$(15,231)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(10,171)	$(16,326)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	4,134	5,261
Stock-based compensation expense	5,194	3,023
Stock-based compensation expense—non-employee	42	127
Impairment charges on long-lived assets	—	607
Inventory write-down charges	—	933
Re-valuation of warrant	1,334	1,256
Deferred income taxes	616	(217)
Other non-cash items	1,267	20
Changes in operating asset and liability accounts, excluding the effect of acquisitions:
Accounts receivable	4,837	(5,247)
Inventory	(4,762)	(1,992)
Prepaid expenses and other current assets	(1,780)	(1,506)
Accounts payable and accrued expenses	(1,044)	(1,828)
Deferred revenue	3,853	4,428

Net cash provided by (used in) operating activities	3,520	(11,461)

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(3,305)	(3,511)
Proceeds from the sale of property, plant and equipment	2	390
Purchase of marketable securities	(62,217)	(134,552)
Proceeds from the maturity of marketable securities	34,679	123,027
Changes in restricted cash	5,785	(4,312)
Acquisition costs, net of cash acquired in acquisitions	—	(102)
Purchase of intangible assets	(612)	(439)
Changes in other assets	(84)	34

Net cash used in investing activities	(25,752)	(19,465)

Cash flows from financing activities:
Proceeds from follow-on public offering, net	—	93,615
Proceeds from exercise of employee stock options	11,997	8,347

Net cash provided by financing activities	11,997	101,962

Effect of exchange rate changes on cash and cash equivalents	(1,805)	178

Net increase (decrease) in cash and cash equivalents	(12,040)	71,214
Cash and cash equivalents at beginning of period	67,834	15,925

Cash and cash equivalents at end of period	$55,794	$87,139

Supplemental schedule of cash flow information:
Issuance of common stock in connection with acquisitions	$—	$4,349
Non-cash contingent consideration in connection with acquisitions	9,784	—
Non-cash issuance of common stock	301	1

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the Business and Basis of Presentation

American Superconductor Corporation (the “Company” or “AMSC”) was founded on April 9, 1987. The Company is an energy technologies company, offering an array of solutions based on two proprietary technologies: programmable power electronic converters and high temperature superconductor (“HTS”) wires. The Company’s products, services and system-level solutions enable cleaner, more efficient and more reliable generation, delivery and use of electric power. The programmability and scalability of the Company’s power electronic converters differentiate them from most competitive offerings. The two primary markets the Company serves are the wind energy market and the power transmission and distribution — or “power grid” — market. The Company operates in two business segments: AMSC Power Systems and AMSC Superconductors.

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those instructions. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended September 30, 2008 and 2007 and the financial position at September 30, 2008. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

The results of operations for an interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended March 31, 2008 (fiscal 2007) which are contained in the Company’s Annual Report on Form 10-K, filed with the SEC on May 29, 2008.

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”). Currently, GAAP hierarchy is provided in the American Institute of Certified Public Accountants U.S. Auditing Standards (“AU”) Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“AU Section 411”). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB staff position (“FSP FAS 142-3”) “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other U.S. GAAP. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This statement is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company began hedging activities in October 2008 and will begin disclosing under the provisions of SFAS No. 161 in its next Annual Report on Form 10-K filing.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which replaces SFAS No. 141. This revised standard requires assets, liabilities and non-controlling interests acquired to be measured at fair value and requires that costs incurred to effect the acquisition be recognized separately from the business combination. In addition, this statement expands the scope to include all transactions and other events in which one entity obtains control over one or more businesses. This statement is effective for all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Although there are not any current plans for an acquisition, should there be an acquisition in the future, the Company will adopt this statement for acquisitions consummated after its effective date.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008. Although there are not any current plans for an acquisition of a non-controlling interest, should there be such an acquisition in the future, the Company will adopt this statement for acquisitions consummated after its effective date.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FSP FAS 157-2 which delays the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected a partial deferral of SFAS No. 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The partial adoption of SFAS No. 157 on April 1, 2008 did not have a material impact on the Company’s condensed consolidated financial statements.

2.	Stock-Based Compensation

The Company accounts for its stock-based compensation under the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payments.” The following table summarizes employee stock-based compensation expense under SFAS 123(R) by financial statement line item for the three and six months ended September 30, 2008 and 2007 (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
Costs of revenue	$354	$139	$682	$236
Research and development	482	249	1,036	503
Selling, general and administrative	2,059	1,558	3,476	2,284

Total	$2,895	$1,946	$5,194	$3,023

During the six months ended September 30, 2008, the Company granted approximately 400,000 shares and 100,000 shares of restricted stock and stock options, respectively, to employees under the 2007 Stock Incentive Plan. The fair value of the grants made during the six months ended September 30, 2008 was $13.2 million. The restricted stock grant includes approximately 140,000 shares of performance-based restricted stock, which will vest upon achievement of certain financial performance measurements. The remaining shares granted vest upon the passage of time. For awards that vest upon the passage of time, expense is being recorded over the vesting period. For awards that vest upon achievement of performance targets, expense is being recorded over the estimated performance period. At September 30, 2008, the Company determined that achievement of the performance measures is probable and as such, is recognizing the fair value of the performance-based awards over the estimated performance period.

The total unrecognized compensation cost for unvested employee stock-based compensation awards outstanding, net of forfeitures, was $15.8 million at September 30, 2008. This expense will be recognized over a weighted-average expense period of 1.7 years.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

The assumptions used in the Black-Scholes valuation model for stock options granted during the three and six months ended September 30, 2008 and 2007 are as follows:

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
Expected volatility	62.4%	65.9%	58.8%	58.5%
Risk-free interest rate	3.1%	4.3%	3.3%	4.8%
Expected life (years)	4.9	5.3	4.9	5.3
Dividend yield	None	None	None	None

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

Basic earnings per share (“EPS”) is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing the net earnings (loss) by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. For the three and six months ended September 30, 2008 and 2007, common equivalent shares of 3.4 million and 4.6 million shares respectively, were not included in the calculation of diluted EPS as they were considered anti-dilutive.

The following table reconciles the numerators and denominators of the earnings per share calculation for the three and six months ended September 30, 2008 and 2007 (in thousands, except per share data):

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
Numerator:
Net Loss	$(4,068)	$(6,673)	$(10,171)	$(16,326)
Denominator:
Weighted-average shares of common stock outstanding	43,387	39,571	42,965	37,612
Weighted-average shares subject to repurchase	(642)	(363)	(585)	(363)

Shares used in per-share calculation—basic and diluted	42,745	39,208	42,380	37,249

Net loss per share—basic and diluted	$(0.10)	$(0.17)	$(0.24)	$(0.44)

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

4.	Marketable Securities

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

The following table provides the assets carried at fair value measured as of September 30, 2008 (in thousands):

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Using Significant Other Observable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)
Cash equivalents	$37,707	$—	$37,707	$—
Marketable securities	65,809	—	65,809	—

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

5.	Inventory

The components of inventory are as follows (in thousands):

	September 30, 2008	March 31, 2008
Raw materials	$4,982	$2,209
Work-in-progress	5,678	4,380
Finished goods	3,660	3,474
Deferred program costs	1,266	844

Net inventory	$15,586	$10,907

Finished goods inventory of $3.7 million as of September 30, 2008 and $3.5 million as of March 31, 2008 includes the cost of products shipped to customers on contracts for which revenue is deferred until final customer acceptance.

Deferred program costs of $1.3 million as of September 30, 2008 and $0.8 million as of March 31, 2008 represent costs incurred primarily on wind turbine development programs where the Company needs to achieve certain milestones or complete the contracts on these programs before revenue and costs will be recognized.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

6.	Product Warranty

The Company generally provides a one to two year warranty on its products, commencing upon installation. A provision is recorded upon revenue recognition to “Costs of revenue” for estimated warranty expense based on historical experience.

Product warranty activity was as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
Balance at beginning of period	$1,985	$1,582	$1,775	$1,582
Accruals for warranties during the period	1,310	503	2,436	1,026
Settlements and adjustments during the period	(852)	(464)	(1,768)	(987)

Balance at end of period	$2,443	$1,621	$2,443	$1,621

7.	Income Taxes

The Company recorded income tax expense of $1.5 and $3.3 million for the three and six months ended September 30, 2008, respectively, and $0.5 and $0.8 million for the three and six months ended September 30, 2007, respectively, related primarily to foreign taxes. The Company has provided a valuation allowance against all current or deferred income tax assets in the U.S. because of the net operating losses incurred by the Company since its inception.

8.	Commitments and Contingencies

In April 2005, the Company issued to TM Capital (which subsequently assigned it to Provident Premier Master Fund, Ltd. (“Provident”)) a common stock purchase warrant for 200,000 shares of the Company’s common stock, exercisable for a five-year term, with an exercise price of $9.50 per share (the “Warrant”). The accrued warrant cost was classified as a current liability in accordance with Emerging Issues Task Force (EITF) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, until such time as the Warrant was exercised or forfeited, and was marked-to-market based primarily on the then current price and expected volatility of the Company’s common stock as of the end of each reporting period. In August 2008, Provident utilized the cashless exercise provision and exercised the Warrant in exchange for 148,387 shares of the Company’s common stock. The Warrant was re-valued at $4.3 million at the time of exercise, resulting in a gain of $1.1 million and a charge of $1.3 million for the three and six months ended September 30, 2008, respectively (reported in Other income (expense) in the Unaudited Condensed Consolidated Statements of Operations). Accordingly, the liability of $4.3 million was reclassified to equity upon exercise of the Warrant.

On June 26, 2008, the Company entered into a performance bond for CNY 1.1 million (approximately $0.2 million) with a Chinese customer to guarantee supply of core components and software, which expires June 30, 2012. The performance bond was issued utilizing a Bank of China CNY 10.0 million (approximately $1.5 million) unsecured line of credit.

As of September 30, 2008, the Company had outstanding performance bonds issued on behalf of the Company’s wholly-owned Austrian subsidiary, AMSC Windtec GmbH (“Windtec”), for €1.5 million (approximately $2.2 million) in connection with a contract to provide power electronics for two customers. These performance bonds will expire by February 2010. In the event that the payment is made in accordance with the requirements of these performance bonds, the Company would record the payment as an offset to revenue. To secure the performance bonds, the Company has €0.8 million (approximately $1.1 million) in restricted cash, included in current assets.

During the fiscal year ended March 31, 2008, the Company entered into several long-term construction contracts with customers that required the Company to obtain performance bonds. The Company is required to deposit an amount equivalent to some or all the face amount of the performance bonds into an escrow account until the termination of the bond. When the performance conditions are met, amounts deposited as collateral for the performance bonds are returned to the Company. At September 30, 2008, the Company

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

has recorded $5.9 million of restricted cash included in current assets, which includes the restricted cash securing the Windtec bonds noted above, and $1.4 million of long-term restricted cash. Restricted cash as of the fiscal year ended March 31, 2008 was $13.2 million.

The Company also has an unused, unsecured line of credit of €0.6 million (or approximately $0.9 million) which is available until June 30, 2010.

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

Costs incurred and funding received under these agreements are as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
Costs incurred	$895	$1,497	$2,777	$2,925
Funding received	$441	$600	$1,266	$1,223

At September 30, 2008, total funding received to date under these agreements was $27.0 million.

10.	Acquisitions

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

Under an earn-out provision in the acquisition agreement, the Company recorded contingent consideration related to the acquisition of PQS of $1.7 million to Goodwill and Additional paid-in capital, representing 75,000 shares earned for the fiscal year ended March 31, 2008, which were issued during the first quarter of the fiscal year ending March 31, 2009.

Acquisition of Windtec Consulting GmbH

On January 5, 2007, the Company acquired Windtec Consulting GmbH (“Windtec”), a corporation incorporated according to the laws of Austria. Windtec develops and sells electrical systems for wind turbines. Windtec also provides technology transfer for the manufacturing of wind turbines; documentation services; and training and support regarding the assembly, installation, commissioning, and service of wind turbines.

Under an earn-out provision in the acquisition agreement, in the quarter ended June 30, 2008, the Company issued 350,000 shares for contingent consideration earned during the fiscal year ended March 31, 2008 related to the acquisition of Windtec which was recorded in the fourth quarter of the fiscal year ended March 31, 2008. In addition, the Company recorded contingent consideration of $5.3 million to Goodwill and Additional paid-in capital based on 225,000 shares earned in the quarter ended September 30, 2008. Contingent consideration of $9.8 million has been recorded to Goodwill and Additional paid-in capital in the six months ended September 30, 2008, based on 350,000 shares earned during the year ending March 31, 2009, the maximum amount of contingent consideration that can be earned this fiscal year. The shares will be issued in the first quarter of the year ending March 31, 2010.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

The Company’s aggregate restructuring charges associated with the Fiscal 2006 Plan were $0.8 million. Of this total, $0.5 million of the restructuring charges were incurred during the quarter ended March 31, 2007, and $0.3 million were incurred during the three months ended September 30, 2007. As of September 30, 2007, the plan was substantially completed. The restructuring charge was allocated to the AMSC Superconductors operating segment.

On October 25, 2007, the Company’s Board of Directors approved a restructuring plan (the “Fiscal 2007 Plan”) to reduce operating costs by closing its last remaining facility in Westborough, Massachusetts and consolidating those operations into its Devens, Massachusetts facility. No headcount reductions were associated with this plan.

Aggregate restructuring charges associated with the Fiscal 2007 Plan were $6.9 million, of which $6.4 million were recorded in the third and fourth quarters of the fiscal year ended March 31, 2008 and $0.5 million was recorded in the quarter ended September 30, 2008. The aggregate charges assumed the facility is not subleased. All restructuring charges associated with the Fiscal 2007 Plan are expected to result in cash disbursements and are expected to be completed by the end of the first quarter of the fiscal year ending March 31, 2010.

The following table presents the restructuring expense and cash disbursements for the Fiscal 2007 Plan for the three and six months ended September 30, 2008 (in thousands):

	Lease Termination Costs	Decontamination and Other Facility Closing Costs	Total
Balance March 31, 2008	$3,100	$1,909	$5,009
Cash disbursements	(664)	(182)	(846)

Balance June 30, 2008	2,436	1,727	4,163
Charges to operations	—	500	500
Cash disbursements	(861)	(476)	(1,337)

Balance September 30, 2008	$1,575	$1,751	$3,326

12.	Business Segment Information

The Company reports its financial results in two reportable business segments: AMSC Power Systems and AMSC Superconductors.

AMSC Power Systems supplies power electronic systems used in wind turbines; produces products to increase electrical grid capacity and reliability and to regulate wind farm voltage for the electrical grid; and, through the Company’s Windtec subsidiary, licenses proprietary wind turbine designs to manufacturers of such systems and provides consulting services to the wind industry.

AMSC Superconductors focuses on the manufacturing of HTS wire and coils; the design and development of HTS products, such as power cables, fault current limiters and motors; and the management of large-scale HTS projects, such as HTS power cable system design, manufacturing and installation.

The operating results for the two business segments are as follows (in thousands):

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
Revenues:
AMSC Power Systems	$35,576	$19,186	$71,506	$33,554
AMSC Superconductors	4,799	2,437	8,686	7,838

Total	$40,375	$21,623	$80,192	$41,392

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
Operating income (loss):
AMSC Power Systems	$5,501	$819	$10,379	$203
AMSC Superconductors	(5,892)	(5,427)	(11,001)	(11,877)
Unallocated corporate expenses	(3,422)	(2,581)	(5,879)	(4,245)

Total	$(3,813)	$(7,189)	$(6,501)	$(15,919)

The accounting policies of the business segments are the same as those for the consolidated Company, except that certain corporate expenses which the Company does not believe are specifically attributable or allocable to either of the two business segments have been excluded from the segment operating income (loss). Corporate unallocated expenses include stock-based compensation expense of $2.9 million and $1.9 million for the three months ended September 30, 2008 and 2007, respectively, and $5.2 million and $3.0 million for the six months ended September 30, 2008 and 2007, respectively. For the three months ended September 30, 2008, corporate unallocated expenses also include $0.5 million of restructuring charges related to additional costs required to close the Company’s facility in Westborough, Massachusetts. Corporate unallocated expense for the three and six months ended September 30, 2007 included rent and occupancy costs associated with the unoccupied portion of the Company’s Westborough, Massachusetts corporate headquarters facility.

For the six months ended September 30, 2008 and 2007, Sinovel Wind Co. Ltd. represented 65% and 52% of total revenues, respectively.

Total assets for the two business segments are as follows (in thousands):

	September 30, 2008	March 31, 2008
AMSC Power Systems	$89,052	$80,844
AMSC Superconductors	58,241	60,986
Cash, marketable securities and restricted cash	128,888	119,404

Total	$276,181	$261,234

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

American Superconductor and design, AMSC, D-VAR, PQ-IVR, PowerModule, Secure Super Grids, and Windtec are trademarks or registered trademarks of American Superconductor Corporation. Other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

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

Our fiscal year begins on April 1 and ends on March 31. This document refers to fiscal 2008, which is the period beginning on April 1, 2008 and concluding on March 31, 2009. The second quarter of fiscal 2008 began on July 1, 2008 and concluded on September 30, 2008.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. There were no significant changes in the second quarter of fiscal 2008 in our critical accounting policies as disclosed in our Form 10-K for fiscal 2007, which ended on March 31, 2008.

Results of Operations

Three and six months ended September 30, 2008 compared to the three and six months ended September 30, 2007

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

Revenues

Total revenues increased by 87% and 94% to $40.4 million and $80.2 million for the three months and six months ended September 30, 2008, respectively, from $21.6 million and $41.4 million for the three months and six months ended September 30, 2007, respectively. Our revenues are summarized as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
Revenues:
AMSC Power Systems	$35,576	$19,186	$71,506	$33,554
AMSC Superconductors	4,799	2,437	8,686	7,838

Total	$40,375	$21,623	$80,192	$41,392

Revenues in our AMSC Power Systems unit consist of revenues from wind turbine electrical systems, wind turbine license and development contracts as well as D-VAR®, PQ-IVR®, SVC, and PowerModule™ product sales, service contracts, and consulting arrangements. We also offer to engineer, install and commission our products on a turnkey basis for our customers. Our Power Systems business unit accounted for 88% and 89% of total revenues for the three months and six months ended September 30, 2008, respectively, compared to 89% and 81% of total revenues for the same periods of fiscal 2007. Revenues in the Power Systems unit increased by 85% and 113% to $35.6 million and $71.5 million in the second quarter and first six months of fiscal 2008 from $19.2 million and $33.6 million for the same periods in fiscal 2007, respectively. The increases were primarily due to higher sales of wind electrical systems and core components, including our PowerModule product, primarily in the Asia-Pacific region. The remainder of the increase was primarily due to higher sales related to turnkey power systems projects which included our D-VAR and SVC products.

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

A substantial portion of our revenues are derived from one customer, Sinovel Wind Co., Ltd., a manufacturer of wind energy systems based in China. Sales to Sinovel represented 63% and 59% of our total revenues for the second quarter of fiscal 2008 and 2007, respectively, and 65% and 52% of our total revenues for the first six months of fiscal 2008 and 2007, respectively.

Revenues in our AMSC Superconductors business unit consist of contract revenues, HTS wire sales, revenues under government-sponsored electric utility projects, and other prototype development contracts. AMSC Superconductors revenue is primarily recorded using the percentage-of-completion method. Our AMSC Superconductors unit accounted for 12% and 11% of total revenues for the three and six months ended September 30, 2008, respectively, compared to 11% and 19% of total revenues for the same periods of fiscal 2007. AMSC Superconductors revenue increased by 97% and 11% to $4.8 million and $8.7 million in the second quarter and first six months of fiscal 2008, respectively. Revenues from significant AMSC Superconductors government funded contract revenues are summarized as follows (in thousands):

	Expected Total Contract Value	Revenue Earned through September 30, 2008	Revenue Earned for the three months ended September 30,		Revenue Earned for the six months ended September 30,
			2008	2007	2008	2007
Project Name
HYDRA	$24,908	$6,065	$1,398	$434	$2,420	$620
LIPA I	27,458	27,353	23	297	30	3,470
LIPA II	9,000	1,744	434	—	1,266	—
DOE-FCL	3,065	2,174	688	—	1,252	—
36.5 MW Motor	90,150	90,150	—	94	—	1,283
NAVSEA Motor Study	5,885	5,352	1,792	586	2,412	855

The HYDRA project is discussed further below. LIPA I is a project to install an HTS power cable system at transmission voltage using our first generation HTS wire for Long Island Power Authority. LIPA II is an installation of an HTS power cable utilizing our second generation HTS wire for Long Island Power Authority. DOE-FCL is a development and in-grid demonstration of a transmission voltage SuperLimiter FCL. The 36.5 MW Motor project is an HTS motor developed for the U.S. Navy. The NAVSEA Motor Study is a project designed to test the HTS motor.

The increase in AMSC Superconductors revenue for the second quarter of fiscal 2008 was driven primarily by higher revenues from our HYDRA, LIPA II, DOE-FCL and NAVSEA projects.

We are recognizing HTS cable project revenues in fiscal 2008 from the Project HYDRA contract with Consolidated Edison, Inc., which is being funded by the U.S. Department of Homeland Security (“DHS”) and was announced on May 21, 2007. DHS is expected to invest up to a total of $24.9 million in the development of a new high temperature superconductor power grid technology to enable Secure Super Grids™. Secure Super Grids utilize customized HTS wires, HTS power cables and ancillary controls to deliver more power through the grid while also being able to suppress power surges that can disrupt service. While the final contract was being negotiated, we worked under letter contracts with DHS. On January 22, 2008, we executed the final contract with DHS. Of the total $24.9 million in funding expected from DHS, it has committed funding of $10.7 million to us through September 30, 2008. We recognized $1.4 million in revenue related to the Project HYDRA during the second quarter of fiscal 2008. Consolidated Edison and Southwire Company are subcontractors to us on this project.

Cost-sharing funding

In addition to reported revenues, we also received funding of $0.4 million and $1.3 million for the three and six months ended September 30, 2008, respectively, under U.S. government cost-sharing agreements with the U.S. Air Force and the DOE, compared to $0.6 million and $1.2 million for the same periods of fiscal 2007. The increase in cost-sharing funding is primarily due to the Advanced Technology Program (“ATP”), which commenced in November 2007. All of our cost-sharing agreements provide funding in support of development work on 344 superconductors being done in our AMSC Superconductors business unit. We anticipate that a portion of our funding in the future will continue to come from cost-sharing agreements as we continue to develop joint programs with government agencies. Funding from government cost-sharing agreements is recorded as an offset to research and development (“R&D”) and selling, general and administrative (“SG&A”) expenses, rather than as revenue. As of September 30, 2008, we anticipate recognizing an additional $2.3 million offset to R&D and SG&A expenses related to these cost-sharing agreements over the next two years.

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

Costs of Revenue

Costs of revenue increased by 85% and 80% to $29.7 million and $57.9 million, for the three and six months ended September 30, 2008, respectively, compared to $16.0 million and $32.2 million for the same periods of fiscal 2007. Gross margin was 26.5% and 27.8% for the three and six months ended September 30, 2008, respectively, compared to 26.0% and 22.2%, respectively, for the same periods of fiscal 2007. The increases in gross margin were due primarily to a higher mix of Power Systems sales as compared to Superconductors sales and a $0.9 million inventory write-off for a SuperVAR® synchronous condenser was recorded in the six months ended September 30, 2007. These factors were partially offset by higher depreciation in the current fiscal year related to the Company’s 2G production equipment.

Operating Expenses

Research and development

A portion of our R&D expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost-sharing funding. Our R&D expenditures are summarized as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
R&D expenses per Consolidated Statements of Operations	$4,688	$3,792	$9,601	$8,006
R&D expenditures reclassified as costs of revenue	5,562	3,751	10,055	9,725
R&D expenditures offset by cost-sharing funding	236	310	677	631

Aggregated R&D expenses	$10,486	$7,853	$20,333	$18,362

R&D expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) increased by 24% and 20% to $4.7 million and $9.6 million, or 12% of revenue, for each of the three and six months ended September 30, 2008, respectively, from $3.8 million and $8.0 million, or 18% of revenue and 19% of revenue, for the same periods of the prior fiscal year, respectively. The increase in R&D expenses was driven by internal product development costs in our Power Systems business unit to support future growth opportunities and our next generation product offerings. The increases in R&D expenditures reclassified to costs of revenue were a result of increased support of government funded programs, primarily HYDRA and NAVSEA. Aggregated R&D expenses, which include amounts classified as costs of revenue and amounts offset by cost-sharing funding, increased 34% and 11% to $10.5 million and $20.3 million, or 26% of revenue and 25% of revenue, for the three and six months ended September 30, 2008, respectively, from $7.9 million and $18.4 million, or 36% of revenue and 44% of revenue, for the same periods of the prior fiscal year, respectively. The increases in the second quarter and first six months of fiscal 2008 were driven primarily by the factors described above.

Selling, general, and administrative

A portion of the SG&A expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as SG&A expenses). Additionally, a portion of SG&A expenses was offset by cost-sharing funding. Our SG&A expenditures are summarized as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
SG&A expenses per Consolidated Statements of Operations	$8,849	$7,151	$17,742	$13,269
SG&A expenditures reclassified as costs of revenue	335	215	460	579
SG&A expenditures offset by cost sharing funding	206	291	590	593

Aggregated SG&A expenses	$9,390	$7,657	$18,792	$14,441

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

SG&A expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) increased by 24% and 34% to $8.8 million and $17.7 million, or 22% of revenue, for each of the three and six months ended September 30, 2008, respectively, from $7.2 million and $13.3 million, or 33% of revenue and 32% of revenue, for the same periods of the prior fiscal year, respectively. For the three and six months ended September 30, 2008, the increases in SG&A expenses were due primarily to higher bad debt expense of $0.6 million and $0.7 million, respectively, and higher stock-based compensation expense of $0.5 million and $1.2 million, respectively. The balance of the SG&A increase were due primarily to higher labor and related costs driven by headcount growth. For these same reasons, Aggregated SG&A expenses, which include amounts classified as costs of revenue and amounts offset by cost sharing funding, increased 23% and 30% to $9.4 million and $18.8 million, or 23% of revenue, for each of the three and six months ended September 30, 2008, respectively, from $7.7 million and $14.4 million, or 35% of revenue, for each of the same periods of the prior fiscal year, respectively.

We present Aggregated R&D and Aggregated SG&A expenses, which are non-GAAP measures, because we believe this presentation provides useful information on our aggregate R&D and SG&A spending and because R&D and SG&A expenses as reported on the Consolidated Statements of Operations have been, and may in the future be, subject to significant fluctuations solely as a result of changes in the level of externally funded contract development work, resulting in significant changes in the amount of the costs recorded as costs of revenue rather than as R&D and SG&A expenses, as discussed above.

Amortization of acquisition related intangibles

Amortization of acquisition related intangibles was $0.5 million and $1.0 million in the three and six months ended September 30, 2008, respectively, compared to $1.8 million and $2.9 million in the same periods of the prior fiscal year. The decreases were primarily driven by lower amortization related to Windtec’s contractual relationships/backlog intangible asset, which was nearly fully amortized as of September 30, 2008.

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

Our aggregate restructuring charges associated with the Fiscal 2006 Plan were $0.8 million. Of this total, $0.5 million was incurred during the quarter ended March 31, 2007, and $0.3 million were incurred during the six months ended September 30, 2007, respectively. As of September 30, 2007, the plan was substantially completed and the balance of the remaining liability was immaterial to our financial statements. The restructuring charge was allocated to the AMSC Superconductors operating segment.

On October 25, 2007, our Board of Directors approved a restructuring plan (the “Fiscal 2007 Plan”) to reduce operating costs through the closure of our last remaining facility in Westborough, Massachusetts and the consolidation of operations there, including our corporate headquarters, into our Devens, Massachusetts facility. No headcount reductions were associated with this plan.

Restructuring charges associated with the Fiscal 2007 Plan in the three and six months ended September 30, 2008 were $0.5 million, as additional costs were recorded to complete the closure of our Westborough, Massachusetts facility. There were no restructuring charges in the same periods of fiscal 2007 under this plan. Aggregate charges under this plan are $6.9 million as of September 30, 2008. This aggregate charge includes an assumption that the Westborough facility will not be subleased. All restructuring charges associated with the Fiscal 2007 Plan are expected to result in the disbursement of cash. Cash payments under this plan in the three and six months ended September 30, 2008 were $1.3 million and $2.2 million, respectively.

Excluding continuing restructuring charges associated with our Westborough, Massachusetts lease through May 2009, we began to realize annual cost savings from the Fiscal 2007 Plan at a rate of approximately $2.5 million per year beginning in the fourth quarter of fiscal 2007.

As of March 31, 2007, we reclassified our previously impaired first generation wire manufacturing equipment from “Property, plant and equipment” to “Assets held for sale.” The estimated salvage value of these assets was $2.2 million as of March 31, 2007 and

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

was recorded as other assets in the consolidated balance sheet. A public auction for the sale of these assets was held in June 2007 and private sales were negotiated with interested parties for the remaining equipment. Based on the results of the auction and our work to sell through private sales, we determined that an additional impairment charge of $0.6 million was required during the first quarter of fiscal 2007 to write down the value of the assets to their net realizable value. There were no Assets held for sale at March 31, 2008.

Operating income (loss)

Our operating income (loss) is summarized as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
AMSC Power Systems	$5,501	$819	$10,379	$203
AMSC Superconductors	(5,892)	(5,427)	(11,001)	(11,877)
Unallocated corporate expenses	(3,422)	(2,581)	(5,879)	(4,245)

Total	$(3,813)	$(7,189)	$(6,501)	$(15,919)

The operating income of AMSC Power Systems increased to $5.5 million and $10.4 million in the three and six months ended September 30, 2008, respectively, from $0.8 million and $0.2 million for the same periods of fiscal 2007. The increases were primarily the result of increased revenues due to higher sales of wind electrical systems and lower amortization of acquisition related intangibles due to an intangible asset related to backlog becoming nearly fully amortized in the fourth quarter of fiscal 2007. This increase was partially offset by higher SG&A and R&D costs resulting from higher bad debt expense and increased headcount to support our growth.

The operating loss of AMSC Superconductors increased to $5.9 million in the three months ended September 30, 2008 from $5.4 million for the same period of fiscal 2007 and decreased to $11.0 million in the six months ended September 30, 2008, from $11.9 million for the same period of fiscal 2007. The increase in operating loss for the three months ended September 30, 2008 is primarily due to higher 2G production equipment related depreciation. The decrease in the six months ended September 30, 2008 operating loss was primarily a result of costs incurred in fiscal 2007, including a write-off of $0.9 million for a SuperVAR synchronous condenser in the first quarter of fiscal 2007 and an asset impairment charge of $0.6 million related to 1G assets held for sale in the first quarter of fiscal 2007, and lower corporate expense allocations in fiscal 2008, partially offset by higher depreciation as mentioned previously.

Corporate unallocated expenses include stock-based compensation expense of $2.9 million and $5.2 million for the three and six months ended September 30, 2008, respectively, and $1.9 million and $3.0 million for the three and six months ended September 30, 2007, respectively. For the three months ended September 30, 2008, corporate unallocated expenses also include $0.5 million of restructuring charges related primarily to the closure of our facility in Westborough, Massachusetts. Corporate unallocated expenses for the three and six months ended September 30, 2007 included rent and occupancy costs associated with the unoccupied portion of the Company’s Westborough, Massachusetts headquarters facility of $0.3 million and $0.7 million, respectively.

Non-operating expenses/Interest income

Interest income decreased to $0.8 million and increased to $1.6 million in the three and six months ended September 30, 2008, respectively, from $1.2 million and $1.6 million in the three and six months ended September 30, 2007, respectively. The decrease in interest income for the three months ended September 30, 2008 is due to lower interest rates. The increase in the interest income for the six months ended September 30, 2008 is due to higher combined cash, cash equivalents and marketable securities available for the full six months of the current fiscal year due to the net proceeds we received in the public offering of 4.7 million shares in July 2007.

Other income/(expense), net, was income of $0.5 million and expense of $2.0 million for the three and six months ended September 30, 2008, respectively, compared to expense of $0.2 million and $1.2 million for the same periods of fiscal 2007. The fluctuations were due primarily to mark-to-market adjustments on the revaluation of the warrant issued in April 2005 related to a litigation settlement, which was held by Provident Premier Master Fund (“Provident”). In August 2008, Provident exercised the entire

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

warrant in exchange for 148,387 shares of our common stock resulting in a gain of approximately $1.1 million in the second quarter of the year ending March 31, 2009. Amounts charged to expense from mark-to-market adjustments on the warrant were $1.3 million and $1.2 million for the six months ended September 30, 2008 and 2007, respectively.

Income Taxes

During the three and six months ended September 30, 2008, we recorded income tax expense of $1.5 million and $3.3 million, respectively, compared to $0.5 million and $0.8 million for the same periods of fiscal 2007. Income tax expense in all periods was driven primarily by foreign taxes. The increases in income tax expense were driven by increased profits in our foreign jurisdictions. Due to a history of operating losses in the U.S., we do not record a tax benefit on U.S. losses.

Please refer to the “Risk Factors” section in Item 1A for a discussion of certain factors that may affect our future results of operations and financial condition.

Liquidity and Capital Resources

At September 30, 2008, we had cash, cash equivalents, marketable securities and restricted cash of $128.9 million compared to $119.4 million at March 31, 2008, an increase of $9.5 million. Our cash, cash equivalents, marketable securities and restricted cash are summarized as follows (in thousands):

	September 30, 2008	March 31, 2008
Cash and cash equivalents	$55,794	$67,834
Marketable securities	65,809	38,398
Restricted cash	7,285	13,172

Total cash, cash equivalents, marketable securities and restricted cash	$128,888	$119,404

The increase in cash and cash equivalents, marketable securities and restricted cash was primarily the result of approximately $12 million in cash received from the exercise of employee stock options in the first six months of fiscal 2008.

For the six months ended September 30, 2008, net cash provided by operating activities was $3.5 million compared to a use of $11.5 million for the same period of fiscal 2007. The increase in cash provided by operations is due to a lower net loss and lower cash used for working capital, primarily related to a decrease in accounts receivable as a result of improved collections, partially offset by an increase in inventory as we prepare to meet customer deliveries scheduled in the third and fourth quarters of fiscal 2008.

For the six months ended September 30, 2008, net cash used in investing activities was $25.8 million compared to $19.5 million for the same period of fiscal 2007. The increase in cash used in investing activities was driven primarily by the net increase in cash used to purchase marketable securities, net of maturities, partially offset by a reduction in restricted cash.

As of September 30, 2008, we have invested in total approximately $14.5 million in our 344 superconductors production line. These expenditures were made to enable us to achieve a gross production capacity of approximately 720,000 meters annually of 344 superconductors on our 4 cm manufacturing technology and to prepare to migrate to our 10 cm manufacturing technology. We estimate that an additional $28.0 million to $35.0 million of capital expenditures would be needed for a full commercial manufacturing operation with a gross capacity of approximately 9 million meters of wire per year.

For the six months ended September 30, 2008, cash provided by financing activities was $12.0 million compared to $102.0 million in the same period of fiscal 2007. The decrease was due to proceeds received from our secondary offering during the first quarter of fiscal 2007, offset in part by an increase in proceeds from the exercise of employee stock options.

Although our cash requirements fluctuate based on a variety of factors, including customer adoption of our products and our research and development efforts to commercialize our products, we believe that our available cash will be sufficient to fund our working capital, capital expenditures, and other cash requirements for the next several years and will enable us to withstand the current restrictive credit environment.

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

We occasionally enter into construction contracts that include a performance bond. As these contracts progress, we continually assess the probability of a payout from the performance bond. Should we determine that such a payout is likely, we would record a liability. As of September 30, 2008, amounts recorded with respect to performance-based liabilities are immaterial to our financial statements.

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”). Currently, GAAP hierarchy is provided in the American Institute of Certified Public Accountants U.S. Auditing Standards (“AU”) Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“AU Section 411”). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411. We are in the process of evaluating whether the adoption of this standard will have a material effect on our financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB staff position (“FSP FAS 142-3”) “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other U.S. GAAP. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We are in the process of evaluating whether the adoption of this standard will have a material effect on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This statement is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We began hedging activities in October 2008 and will begin disclosing under the provisions of SFAS No. 161 in our next Annual Report on Form 10-K filing.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which replaces SFAS No. 141. This revised standard requires assets, liabilities and non-controlling interests acquired to be measured at fair value and requires that costs incurred to effect the acquisition be recognized separately from the business combination. In addition, this statement expands the scope to include all transactions and other events in which one entity obtains control over one or more businesses. This statement is effective for all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Although there are not any current plans for an acquisition, should there be an acquisition in the future, we will adopt this statement for acquisitions consummated after its effective date.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

Amendment of ARB No. 51.” This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008. Although there are not any current plans for an acquisition of a non-controlling interest, should there be such an acquisition in the future, we will adopt this statement for acquisitions consummated after its effective date.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FSP FAS 157-2 which delays the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We elected a partial deferral of SFAS No. 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The partial adoption of SFAS No. 157 on April 1, 2008 did not have a material impact on our condensed consolidated financial statements.

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

The functional currency of all our foreign entities is the U.S. dollar, except for our wholly-owned Austrian subsidiary, AMSC Windtec GmbH, for which the local currency (Euro) is the functional currency. We monitor foreign currency exposures and hedge currency risk when deemed appropriate. Cumulative translation adjustments are excluded from net loss and reported as a separate component of stockholders’ equity. Foreign currency transaction and translation losses were $0.7 million for the six months ended September 30, 2008. Future operating results could be impacted by material foreign currency fluctuations. In the future, should foreign currency fluctuations become material, management will review options to limit the financial impact to our operations.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.	RISK FACTORS

While the following risk factors have been updated to reflect developments subsequent to the filing of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, there have been no material changes to the risk factors included in that report.

We have a history of operating losses, and we may incur losses in the future.

We have incurred net losses in each year since our inception, driven primarily by the research and development activities in our AMSC Superconductors business unit. Our net losses were $10.2 million for the six months ended September 30, 2008 and $25.4 million for fiscal 2007, $34.7 million for fiscal 2006 and $30.9 million for fiscal 2005, respectively. Our accumulated deficit at the end of the second quarter of fiscal 2008 was $420.7 million. We expect to continue to incur operating losses through our fiscal quarter ending December 31, 2008 but we expect to achieve profitable results in the quarter ending March 31, 2009. However, we cannot be certain that we will achieve or sustain profitability.

AMERICAN SUPERCONDUCTOR CORPORATION

We had cash, cash equivalents, marketable securities and restricted cash totaling $128.9 million at the end of the second quarter of fiscal 2008. We believe our available cash, cash equivalents, marketable securities and restricted cash will be sufficient to fund our working capital, capital expenditures and other cash requirements for the next several years. However, we may need additional funds if our performance deviates significantly from our current business plan, if there are significant changes in competitive or other market factors, or if unforeseen circumstances arise. Such funds may not be available, or may not be available under terms acceptable to us.

A significant portion of our revenues are derived from a single customer.

Revenue growth in fiscal 2007 and the first and second quarters of fiscal 2008 were driven largely by our Power Systems business unit, particularly our Windtec subsidiary. Our largest customer is Sinovel in China. Sinovel accounted for approximately 52% of our total revenues for the full year fiscal 2007 and 65% of our total revenues for the six months ended September 30, 2008. Revenues from Sinovel are supported by purchase orders for electrical system components as well as development contracts for the design of wind turbines. If Sinovel cancelled purchase orders or development contracts, or discontinued future purchases from us, we might be unable to replace the related revenues. This would have a serious negative impact on our operating results and financial position.

Adverse changes in domestic and global economic conditions could adversely affect our operating results.

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. The state of both the domestic and global economies has recently become increasingly uncertain due to a significant reduction in the availability of credit, rising interest rates and financial market volatility. If credit continues to become more difficult to obtain, some customers may delay or reduce purchases. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies, increased accounts receivable write-offs and increased price competition. Any of these events would likely harm our business, results of operations and financial condition.

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

AMERICAN SUPERCONDUCTOR CORPORATION

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

Our success in addressing the wind energy market is dependent on the manufacturers that license our designs.

Because an important element of our strategy for addressing the wind energy market involves the license of our wind turbine designs to manufacturers of those systems, the financial benefits to us of our products for the wind energy market are dependent on the success of these manufacturers in selling wind turbines based on our designs. We may not be able to enter into marketing or distribution arrangements with third parties on financially acceptable terms, and third parties may not be successful in selling our products or applications incorporating our products.

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

AMERICAN SUPERCONDUCTOR CORPORATION

Many of our revenue opportunities are dependent upon subcontractors and other business collaborators.

Many of the revenue opportunities for our business involve projects, such as the installation of superconductor cables in power grids and electrical system hardware in wind turbines, in which we collaborate with other companies, including suppliers of cryogenic systems, manufacturers of electric power cables and manufacturers of wind turbines. In addition, a key element of our business strategy is the formation of business alliances with motor manufacturers and/or marine propulsion system integrators. As a result, most of our current and planned revenue-generating projects involve business collaborators on whose performance our revenue is dependent. If these business partners fail to deliver their products or perform their obligations on a timely basis or fail to generate sufficient demand for the systems they manufacture, our revenue from the project may be delayed or decreased, and we may not be successful in selling our products.

We may not realize all of the sales expected from our backlog of orders and contracts.

At September 30, 2008, we had approximately $597 million of backlog. There can be no assurances that the revenue we expect to generate from our backlog will be realized in the periods we expect to realize such revenue, or at all. In addition, the backlog of orders, if realized, may not result in profitable revenue. Backlog represents the value of contracts and purchase orders received, less the revenue recognized to date on those contracts and purchase orders. Our customers have the right under some circumstances and with some penalties or consequences to terminate, reduce or defer firm orders that we have in backlog. In addition, our government contracts are subject to the risks described below. If our customers terminate, reduce or defer firm orders, we may be protected from certain costs and losses, but our sales will nevertheless be adversely affected and we may not generate the revenue we expect.

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

As a company that contracts with the U.S. government, we are subject to financial audits and other reviews by the U.S. government of our costs and performance, accounting and general business practices relating to these contracts. For the six months ended September 30, 2008, 10% of our total revenues were derived from government contracts. Based on the results of these audits, the U.S. government may adjust our contract-related costs and fees. We cannot be certain that adjustments arising from government audits and reviews would not have a material adverse effect on our results of operations.

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

AMERICAN SUPERCONDUCTOR CORPORATION

We are becoming increasingly reliant on contracts that require the issuance of performance bonds.

While we have been required to provide performance bonds in the form of surety bonds or letters of credit in the past, the size of the bonds was not material. Recently, we have entered into contracts that require us to post bonds of significant magnitude. In many instances, we are required to deposit cash in escrow accounts as collateral for these instruments, which is unavailable to us for general use for significant periods of time. At the end of the second quarter of fiscal 2008, $7.3 million of our cash was classified as restricted, the majority of which is used as collateral for performance bonds. Should we be unable to issue performance bonds in the future, significant future potential contract revenue could become unavailable to us. Further, should our working capital situation deteriorate, we would not be able to access the escrowed cash to meet working capital requirements.

Our products face intense competition both from superconductor products developed by others and from traditional, non-superconductor products and alternative technologies, which could limit our ability to acquire or retain customers.

The market for superconductor products is intensely competitive. We face competition both from competitors in the superconductor field and from vendors of traditional products and new technologies. There are many companies in the United States, Europe, Japan, China and Korea engaged in the development of HTS wire, including EHTS (a division of Bruker Biospin), Evico, Fujikura, Furukawa Electric, Innova Superconductor Technology, Nexans, MetOx, Showa, Sumitomo Electric Industries, SuperPower (a subsidiary of Royal Philips Electronics), Zenergy and SuNAM. The superconductor industry is characterized by rapidly changing and advancing technology. Our future success will depend in large part upon our ability to keep pace with advancing HTS technology and developing industry standards.

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

AMERICAN SUPERCONDUCTOR CORPORATION

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

We are expanding our sales and service operations in Europe and the Asia-Pacific region, including a new operation in China. We expect our revenue and operations outside the United States will continue to expand in the future. For the six months ended

AMERICAN SUPERCONDUCTOR CORPORATION

September 30, 2008 and for fiscal 2007, 80% and 74%, respectively, of our consolidated revenues were derived from customers outside of the United States. Our international operations are subject to a variety of risks that we do not face in the U.S., including:

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

On August 5th and 6th, 2008, Provident Premier Master Fund, Ltd. (“Provident”) exercised warrants to purchase an aggregate of 200,000 shares of our common stock at an exercise price of $9.50 per share on a cashless basis. By exercising on a cashless basis, the number of shares of common stock that would otherwise have been issuable to Provident upon the exercise of such warrants was reduced by 51,613 shares. Accordingly, we issued 148,387 shares of our common stock to Provident upon such exercise. The issuance of our common stock upon exercise of the warrants described herein was exempt from registration requirements under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, because the transaction did not involve a public offering.

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

AMERICAN SUPERCONDUCTOR CORPORATION

Date November 7, 2008	/S/ DAVID A. HENRY
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