Form 10-Q
period 2008-12-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2009-02-05
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2008

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Shares outstanding of the Registrant’s common stock:

Common Stock, par value $0.01 per share	43,287,057
Class	Outstanding as of February 2, 2009

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2008	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$55,588	$67,834
Marketable securities	59,049	38,398
Accounts receivable, net	39,128	37,108
Inventory	22,333	10,907
Restricted cash	6,607	12,312
Prepaid expenses and other current assets	5,618	4,467
Deferred tax assets, net	1,186	2,293

Total current assets	189,509	173,319

Property, plant and equipment, net	55,188	54,308
Goodwill	27,536	18,530
Intangibles, net	9,589	11,583
Restricted cash	1,406	860
Other assets	3,196	2,634

Total assets	$286,424	$261,234

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$43,678	$38,356
Deferred revenue	16,337	10,629

Total current liabilities	60,015	48,985

Non-current liabilities
Deferred revenue	3,893	2,043
Deferred tax liabilities, net	780	1,244
Other non-current liabilities	53	510

Total liabilities	64,741	52,782

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock	433	415
Additional paid-in capital	650,634	615,025
Deferred contract costs - warrant	(3)	(8)
Accumulated other comprehensive income (loss)	(936)	3,522
Accumulated deficit	(428,445)	(410,502)

Total stockholders’ equity	221,683	208,452

Total liabilities and stockholders’ equity	$286,424	$261,234

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Revenues	$41,334	$32,624	$121,526	$74,016

Costs and expenses:
Costs of revenue	31,764	22,537	89,630	54,728
Research and development	5,305	3,956	14,906	11,962
Selling, general and administrative	9,400	7,737	27,142	21,006
Amortization of acquisition related intangibles	433	1,634	1,417	4,568
Restructuring and impairments	168	2,910	668	3,821

Total costs and expenses	47,070	38,774	133,763	96,085

Operating loss	(5,736)	(6,150)	(12,237)	(22,069)

Interest income	697	1,342	2,273	2,892
Other expense, net	(423)	(1,393)	(2,413)	(2,558)

Loss before income tax expense	(5,462)	(6,201)	(12,377)	(21,735)

Income tax expense	2,310	1,108	5,566	1,900

Net loss	$(7,772)	$(7,309)	$(17,943)	$(23,635)

Net loss per common share
Basic and Diluted	$(0.18)	$(0.18)	$(0.42)	$(0.61)

Weighted average number of common shares outstanding
Basic and Diluted	43,024	40,882	42,596	38,464

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Net loss	$(7,772)	$(7,309)	$(17,943)	$(23,635)

Other comprehensive income/(loss)
Foreign currency translation	(832)	563	(4,587)	1,535
Change in unrealized gain/(loss) on investments	254	80	129	203

Other comprehensive income/(loss)	(578)	643	(4,458)	1,738

Comprehensive loss	$(8,350)	$(6,666)	$(22,401)	$(21,897)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(17,943)	$(23,635)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	6,192	8,169
Stock-based compensation expense	7,586	4,358
Stock-based compensation expense—non-employee	18	242
Impairment charges on long-lived assets	—	757
Inventory write-down charges	—	933
Re-valuation of warrant	1,334	2,482
Deferred income taxes	427	(634)
Other non-cash items	2,118	215
Changes in operating asset and liability accounts, excluding the effect of acquisitions:
Accounts receivable	(5,735)	(9,033)
Inventory	(11,531)	(1,662)
Prepaid expenses and other current assets	(1,433)	(2,359)
Accounts payable and accrued expenses	9,602	(316)
Deferred revenue	8,523	2,982

Net cash used in operating activities	(842)	(17,501)

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(5,249)	(6,321)
Proceeds from the sale of property, plant and equipment	2	1,182
Purchase of marketable securities	(77,602)	(167,262)
Proceeds from the maturity of marketable securities	57,080	150,375
Change in restricted cash	5,030	(12,501)
Acquisition costs, net of cash acquired in acquisitions	—	(102)
Purchase of intangible assets	(845)	(749)
Changes in other assets	(80)	22

Net cash used in investing activities	(21,664)	(35,356)

Cash flows from financing activities:
Proceeds from follow-on public offering, net	—	93,606
Proceeds from exercise of employee stock options	12,230	13,974

Net cash provided by financing activities	12,230	107,580

Effect of exchange rate changes on cash and cash equivalents	(1,970)	683

Net increase (decrease) in cash and cash equivalents	(12,246)	55,406
Cash and cash equivalents at beginning of period	67,834	15,925

Cash and cash equivalents at end of period	$55,588	$71,331

Supplemental schedule of cash flow information:
Issuance of common stock in connection with acquisitions	$—	$4,349
Non-cash contingent consideration in connection with acquisitions	11,008	—
Non-cash issuance of common stock	443	1

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the Business and Basis of Presentation

American Superconductor Corporation (the “Company” or “AMSC”) was founded on April 9, 1987. The Company offers an array of proprietary technologies and solutions spanning the electric power infrastructure – from generation to delivery to end use. The Company is a leader in alternative energy, providing proven, megawatt-scale wind turbine designs and electrical control systems. The Company also offers a host of Smart Grid technologies for power grid operators that enhance the reliability, efficiency and capacity of the grid, and seamlessly integrate renewable energy sources into the power infrastructure. These technologies include superconductor power cable systems, grid-level surge protectors and power electronics-based voltage stabilization systems. Our technologies are protected by a broad and deep intellectual property portfolio consisting of hundreds of patents and licenses worldwide. The Company operates in two business segments: AMSC Power Systems and AMSC Superconductors.

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those instructions. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States of America. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended December 31, 2008 and 2007 and the financial position at December 31, 2008. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

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

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, and an Amendment of ARB No. 51.” This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008. Although there are not any current plans for an acquisition of a non-controlling interest, should there be such an acquisition in the future, the Company will adopt this statement for acquisitions consummated after its effective date.

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

The Company accounts for its stock-based compensation under the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payments.” The following table summarizes employee stock-based compensation expense under SFAS No. 123(R) by financial statement line item for the three and nine months ended December 31, 2008 and 2007 (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Costs of revenue	$353	$140	$1,035	$376
Research and development	538	261	1,574	764
Selling, general and administrative	1,501	934	4,977	3,218

Total	$2,392	$1,335	$7,586	$4,358

During the nine months ended December 31, 2008, the Company granted approximately 400,000 shares and 131,000 shares of restricted stock and stock options, respectively, to employees under the 2007 Stock Incentive Plan. The fair value of the grants made during the nine months ended December 31, 2008 was $13.4 million. The restricted stock grant includes approximately 140,000 shares of performance-based restricted stock, which will vest upon achievement of certain financial performance measurements. The remaining shares granted vest upon the passage of time. For awards that vest upon the passage of time, expense is being recorded over the vesting period. At December 31, 2008, the Company determined that achievement of the performance measures is probable and as such, is recognizing the fair value of the performance-based awards over the estimated performance period.

The total unrecognized compensation cost for unvested employee stock-based compensation awards outstanding, net of estimated forfeitures, was $14.2 million at December 31, 2008. This expense will be recognized over a weighted-average expense period of 1.7 years.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

The assumptions used in the Black-Scholes valuation model for stock options granted during the three and nine months ended December 31, 2008 and 2007 are as follows:

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Expected volatility	71.2%	64.1%	60.2%	58.9%
Risk-free interest rate	1.5%	3.6%	3.1%	4.7%
Expected life (years)	4.9	5.3	4.9	5.3
Dividend yield	None	None	None	None

The expected volatility was estimated based on an equal weighting of the historical volatility of the Company’s common stock and the implied volatility of the Company’s traded options. The expected life was estimated based on an analysis of the Company’s historical experience of exercise, cancellation, and expiration patterns. The risk-free interest rate is based on five-year U.S. Treasury rates. The stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations is based on awards that ultimately are expected to vest; therefore, the amount of expense has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. This analysis is re-evaluated periodically and the forfeiture rate is adjusted as necessary.

3.	Computation of Net Loss per Common Share

Basic earnings per share (“EPS”) is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing the net earnings (loss) by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. For the three and nine months ended December 31, 2008 and 2007, common equivalent shares of 3.3 million and 4.3 million shares, respectively, were not included in the calculation of diluted EPS as they were considered anti-dilutive.

The following table reconciles the numerators and denominators of the earnings per share calculation for the three and nine months ended December 31, 2008 and 2007 (in thousands, except per share data):

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Numerator:
Net Loss	$(7,772)	$(7,309)	$(17,943)	$(23,635)

Denominator:
Weighted-average shares of common stock outstanding	43,653	41,234	43,196	38,820
Weighted-average shares subject to repurchase	(629)	(352)	(600)	(356)

Shares used in per-share calculation—basic and diluted	43,024	40,882	42,596	38,464

Net loss per share—basic and diluted	$(0.18)	$(0.18)	$(0.42)	$(0.61)

4.	Marketable Securities

The Company partially adopted SFAS No. 157 as of April 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities as allowed under FSP 157-2. The Company has determined that cash equivalents and short-term marketable securities are the only assets affected by the adoption of SFAS No. 157 at this time.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets carried at fair value, measured as of December 31, 2008 (in thousands):

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Using Significant Other Observable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)
Cash equivalents	$27,442	$27,442	$—	$—
Marketable securities	59,049	—	59,049	—

Valuation Techniques

Cash equivalents and marketable securities are measured using such inputs as quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable for the asset (for example, interest rates and yield curves observable at commonly quoted intervals), and inputs that are derived principally from or corroborated by observable market data by correlation or other means, and are classified within Level 2 of the valuation hierarchy.

5.	Inventory

The components of inventory are as follows (in thousands):

	December 31, 2008	March 31, 2008
Raw materials	$9,671	$2,209
Work-in-progress	6,172	4,380
Finished goods	4,856	3,474
Deferred program costs	1,634	844

Net inventory	$22,333	$10,907

Finished goods inventory as of March 31, 2008 includes the cost of products shipped to customers on contracts for which revenue was deferred until final customer acceptance.

Deferred program costs of $1.6 million as of December 31, 2008 and $0.8 million as of March 31, 2008 represent costs incurred primarily on wind turbine development programs where the Company needs to achieve certain milestones or complete the contracts on these programs before revenue and costs will be recognized.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

6.	Product Warranty

The Company generally provides a one to two year warranty on its products, commencing upon installation. A provision is recorded upon revenue recognition to “Costs of revenue” for estimated warranty expense based on historical experience.

Product warranty activity was as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Balance at beginning of period	$2,443	$1,621	$1,775	$1,582
Accruals for warranties during the period	1,269	815	3,706	1,841
Settlements and adjustments during the period	(1,069)	(899)	(2,838)	(1,886)

Balance at end of period	$2,643	$1,537	$2,643	$1,537

7.	Income Taxes

The Company recorded income tax expense of $2.3 and $5.6 million for the three and nine months ended December 31, 2008, respectively, and $1.1 and $1.9 million for the three and nine months ended December 31, 2007, respectively, related primarily to income generated in foreign jurisdictions. The Company has provided a valuation allowance against all deferred tax assets in the U.S. as it is more likely than not that its deferred tax assets are not currently realizable due to the net operating losses incurred by the Company since its inception.

8.	Commitments and Contingencies

In April 2005, the Company issued to TM Capital (which subsequently assigned it to Provident Premier Master Fund, Ltd. (“Provident”)) a common stock purchase warrant for 200,000 shares of the Company’s common stock, exercisable for a five-year term, with an exercise price of $9.50 per share (the “Warrant”). The accrued warrant cost was classified as a current liability in accordance with Emerging Issues Task Force (EITF) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, until such time as the Warrant was exercised or forfeited, and was marked-to-market based primarily on the then current price and expected volatility of the Company’s common stock as of the end of each reporting period. In August 2008, Provident utilized the cashless exercise provision and exercised the entire Warrant in exchange for 148,387 shares of the Company’s common stock. The Warrant was re-valued at $4.3 million at the time of exercise, resulting in a charge of $1.3 million for the nine months ended December 31, 2008 (reported in Other income (expense) in the Unaudited Condensed Consolidated Statements of Operations). Accordingly, the liability of $4.3 million was reclassified to equity upon exercise of the Warrant.

On June 26, 2008, the Company entered into a performance bond for CNY 1.1 million (approximately $0.2 million) with a Chinese customer to guarantee supply of core components and software, which expires June 30, 2012. The performance bond was issued utilizing a Bank of China CNY 10.0 million (approximately $1.5 million) unsecured line of credit.

From time to time, the Company enters into long-term construction contracts with customers that require the Company to obtain performance bonds. The Company is required to deposit an amount equivalent to some or all the face amount of the performance bonds into an escrow account until the termination of the bond. When the performance conditions are met, amounts deposited as collateral for the performance bonds are returned to the Company.

As of December 31, 2008, the Company had outstanding performance bonds issued on behalf of the Company’s wholly-owned Austrian subsidiary, AMSC Windtec GmbH (“Windtec”), for €1.0 million (approximately $1.4 million) in connection with a contract to provide power electronics for one customer. A performance bond for €0.9 million (approximately $1.2 million) expired January 31, 2009 and the balance of the performance bonds will expire by February 2010. In the event that the payment is made in accordance with the requirements of these performance bonds, the Company would record the payment as an offset to revenue. The performance bonds are secured with restricted cash, included in current assets.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

At December 31, 2008, the Company had $6.6 million of restricted cash included in current assets, which includes the restricted cash securing the Windtec bonds noted above, and $1.4 million of long-term restricted cash. Restricted cash as of March 31, 2008 was $13.2 million.

The Company also has several tariff guarantees for bonded material in China. When vendor conditions are met, amounts deposited as collateral for the tariff guarantees are returned to the Company.

The Company also has unused, unsecured lines of credit of €0.6 million (or approximately $0.8 million) that are available until June 30, 2010 and CNY 1.1 million (or approximately $0.2 million) that is available until June 5, 2009.

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

Costs incurred and funding received under these agreements are as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Costs incurred	$615	$1,388	$3,392	$4,313
Funding received	$305	$543	$1,571	$1,766

At December 31, 2008, total funding received to date under these agreements was $27.3 million.

10.	Acquisitions

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

The acquisition agreement included an earn-out provision for the issuance of up to an additional 0.5 million shares of common stock based on the achievement of certain order growth targets for existing PQS products for the fiscal years ending March 31, 2008 and 2009. During the fiscal year ended March 31, 2008, the Company recorded contingent consideration related to the acquisition of PQS of $1.7 million to Goodwill and Additional paid-in capital, representing 75,000 shares earned. These shares were issued during the first quarter of the fiscal year ending March 31, 2009. In addition, the Company recorded contingent consideration of $1.2 million to Goodwill and Additional paid-in capital during the three and nine months ended December 31, 2008, representing 75,000 shares earned. These shares will be issued in the first quarter of the fiscal year ending March 31, 2010.

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

The acquisition agreement included an earn-out provision for the issuance of up to an additional 1,400,000 shares of common stock upon Windtec’s achievement of specified revenue objectives during the first four fiscal years following closing of the acquisition. During the fiscal year ended March 31, 2008, the Company recorded contingent consideration of $8.1 million to Goodwill and Additional paid-in capital, representing 350,000 shares earned. These shares were issued during the first quarter of the fiscal year

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

ending March 31, 2009. In addition, the Company recorded contingent consideration of $9.8 million to Goodwill and Additional paid-in capital during the nine months ended December 31, 2008, representing 350,000 shares earned. The 350,000 shares earned are the maximum amount of contingent consideration that can be earned this fiscal year. These shares will be issued in the first quarter of the fiscal year ending March 31, 2010.

11.	Restructuring and Impairments

On October 25, 2007, the Company’s Board of Directors approved a restructuring plan (the “Fiscal 2007 Plan”) to reduce operating costs by closing its last remaining facility in Westborough, Massachusetts and consolidating those operations into its Devens, Massachusetts facility. No headcount reductions were associated with this plan.

Aggregate restructuring charges associated with the Fiscal 2007 Plan were $7.1 million, of which $6.4 million was recorded in the third and fourth quarters of the fiscal year ended March 31, 2008 and $0.2 million and $0.7 million were recorded in the three and nine months ended December 31, 2008, respectively. The aggregate restructuring charges assumed the facility is not subleased. All restructuring charges associated with the Fiscal 2007 Plan are expected to result in cash disbursements and are expected to be completed by the end of the first quarter of the fiscal year ending March 31, 2010.

The following table presents the restructuring expense and cash disbursements for the Fiscal 2007 Plan for the three and nine months ended December 31, 2008 (in thousands):

	Lease Termination Costs	Decontamination and Other Facility Closing Costs	Total
Balance March 31, 2008	$3,100	$1,909	$5,009
Charges to operations	—	500	500
Cash disbursements	(1,525)	(658)	(2,183)

Balance September 30, 2008	1,575	1,751	3,326
Charges to operations	—	168	168
Cash disbursements	(667)	(260)	(927)

Balance December 31, 2008	$908	$1,659	$2,567

12.	Business Segment Information

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

AMSC Superconductors focuses on the manufacturing of high temperature superconductor (“HTS”) wires and coils; the design and development of HTS products, such as power cables, fault current limiters and motors; and the management of large-scale HTS projects, such as HTS power cable system design, manufacturing and installation.

The operating results for the two business segments are as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Revenues:
AMSC Power Systems	$38,277	$28,936	$109,783	$62,490
AMSC Superconductors	3,057	3,688	11,743	11,526

Total	$41,334	$32,624	$121,526	$74,016

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Operating income (loss):
AMSC Power Systems	$3,208	$4,101	$13,587	$4,304
AMSC Superconductors	(6,264)	(5,595)	(17,265)	(17,473)
Unallocated corporate expenses	(2,680)	(4,656)	(8,559)	(8,900)

Total	$(5,736)	$(6,150)	$(12,237)	$(22,069)

The accounting policies of the business segments are the same as those for the consolidated Company, except that certain corporate expenses which the Company does not believe are specifically attributable or allocable to either of the two business segments have been excluded from the segment operating income (loss). Unallocated corporate expenses include stock-based compensation expense of $2.4 million and $1.3 million for the three months ended December 31, 2008 and 2007, respectively, and $7.6 million and $4.4 million for the nine months ended December 31, 2008 and 2007, respectively. Unallocated corporate expenses for the three and nine months ended December 31, 2008 included $0.2 and $0.7 million, respectively, of restructuring charges related primarily to the closure of the Company’s facility in Westborough, Massachusetts. For the three and nine months ended December 31, 2007, unallocated corporate expenses also include rent and occupancy costs associated with the unoccupied portion of the Company’s former corporate headquarters facility located in Westborough, Massachusetts.

A substantial portion of the Company’s revenues are derived from one customer, Sinovel Wind Co., Ltd., a manufacturer of wind energy systems based in China. Sales to Sinovel represented 70% and 53% of total revenues for the three months ended December 31, 2008 and 2007, respectively, and 67% and 52% of total revenues for the nine months ended December 31, 2008 and 2007, respectively.

Total assets for the two business segments are as follows (in thousands):

	December 31, 2008	March 31, 2008
AMSC Power Systems	$107,565	$80,844
AMSC Superconductors	56,209	60,986
Cash, marketable securities and restricted cash	122,650	119,404

Total	$286,424	$261,234

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that relate to future events or conditions, including without limitation, the statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Part II, “Item 1A. Risk Factors” and located elsewhere herein regarding industry prospects or our prospective results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain. The important factors discussed below under the caption “Risk Factors” in Item 1A, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Any such forward-looking statements represent management’s estimates as of the date of this Quarterly Report on Form 10-Q. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

American Superconductor and design, Revolutionizing the Way the World Uses Electricity, AMSC, Powered by AMSC, D-VAR, dSVC, PowerModule, PQ-IVR, Secure Super Grids, Windtec and SuperGEAR are trademarks or registered trademarks of American Superconductor Corporation or its subsidiaries. All other brand names, product names or trademarks belong to their respective holders. The Windtec logo and design is a registered European Union Community Trademark. Other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

Executive Overview

American Superconductor Corporation was founded in 1987. We offer an array of proprietary technologies and solutions spanning the electric power infrastructure – from generation to delivery to end use. Our company is a leader in alternative energy, providing proven, megawatt-scale wind turbine designs and electrical control systems. We also offer a host of Smart Grid technologies for power grid operators that enhance the reliability, efficiency and capacity of the grid, and seamlessly integrate renewable energy sources into the power infrastructure. These technologies include superconductor power cable systems, grid-level surge protectors and power electronics-based voltage stabilization systems. Our technologies are protected by a broad and deep intellectual property portfolio consisting of hundreds of patents and licenses worldwide.

Our High Temperature Superconductor (HTS) wire addresses constraints on the power grid by increasing the electric current carrying capacity of the transmission cables comprising these power grids and by providing current limiting functionality in cables and stand-alone devices. In addition, our HTS wire, when incorporated into primary electrical equipment such as motors and generators, can provide increased manufacturing and operating savings due to a significant reduction in the size and weight of this equipment. Also, our power electronic converters increase the quantity, quality and reliability of electric power that is transmitted by electric utilities or consumed by large industrial entities.

Our products are in varying stages of commercialization. Our power electronic converters have been sold commercially, as part of integrated systems, to electric utilities, manufacturers and wind farm developers, owners and operators since 1999. We began production of our first generation, or “1G,” HTS wire in 2003, and ceased 1G production in 2007 in favor of 2G HTS wire, as discussed below. We started initial production of 344 superconductors, our brand name for what is generically known as second generation or “2G” HTS wire, in November 2007. Our gross production capacity is approximately 720,000 meters of 344 superconductors per year. The principal applications for HTS wire (power cables, fault current limiters, rotating machines and specialty magnets) are currently in the prototype stage. Some of these prototypes are funded by U.S. government contracts, primarily with the Department of Defense (“DOD”) and Department of Energy (“DOE”).

Our fiscal year begins on April 1 and ends on March 31. This document refers to fiscal 2008, which is defined as the period beginning on April 1, 2008 and concluding on March 31, 2009. The third quarter of fiscal 2008 began on October 1, 2008 and concluded on December 31, 2008.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. There were no significant changes in the third quarter of fiscal 2008 in our critical accounting policies as disclosed in our Form 10-K for fiscal 2007, which ended on March 31, 2008.

Results of Operations

Three and nine months ended December 31, 2008 compared to the three and nine months ended December 31, 2007

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

Revenues

Total revenues increased by 27% and 64% to $41.3 million and $121.5 million for the three months and nine months ended December 31, 2008, respectively, from $32.6 million and $74.0 million for the three months and nine months ended December 31, 2007, respectively. Our revenues are summarized as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Revenues:
AMSC Power Systems	$38,277	$28,936	$109,783	$62,490
AMSC Superconductors	3,057	3,688	11,743	11,526

Total	$41,334	$32,624	$121,526	$74,016

Revenues in our AMSC Power Systems business unit consist of revenues from wind turbine electrical systems, wind turbine license and development contracts as well as D-VAR®, PQ-IVR®, SVC, and PowerModule™ product sales, service contracts, and consulting arrangements. We also offer to engineer, install and commission our products on a turnkey basis for our customers. Our Power Systems business unit accounted for 93% and 90% of total revenues for the three months and nine months ended December 31, 2008, respectively, compared to 89% and 84% of total revenues for the same periods of fiscal 2007. Revenues in our AMSC Power Systems business unit increased by 32% and 76% to $38.3 million and $109.8 million in the third quarter and first nine months of fiscal 2008 from $28.9 million and $62.5 million for the same periods in fiscal 2007, respectively. The increases in AMSC Power

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

Systems revenues were primarily due to higher sales of wind electrical systems and core components, including our PowerModule product, primarily in the Asia-Pacific region, partially offset by lower D-VAR product sales and higher estimates-to-complete certain Windtec license contracts. Based on the average euro exchange rates for the three and nine months ended December 31, 2008, euro-denominated revenue translated into U.S. dollars was $3.0 million lower and $4.4 million higher in these periods, respectively, compared to the translation of these revenues using the average euro exchange rates for the comparable periods of fiscal 2007.

A substantial portion of our revenues are derived from one customer, Sinovel Wind Co., Ltd., a manufacturer of wind energy systems based in China. Sales to Sinovel represented 70% and 53% of our total revenues for the third quarter of fiscal 2008 and 2007, respectively, and 67% and 52% of our total revenues for the first nine months of fiscal 2008 and 2007, respectively.

Revenues in our AMSC Superconductors business unit consist of contract revenues, HTS wire sales, revenues under government-sponsored electric utility projects, and other prototype development contracts. AMSC Superconductors revenue is primarily recorded using the percentage-of-completion method. Our AMSC Superconductors unit accounted for 7% and 10% of total revenues for the three and nine months ended December 31, 2008, respectively, compared to 11% and 16% of total revenues for the same periods of fiscal 2007. AMSC Superconductors revenue decreased by 17% and increased by 2% to $3.1 million and $11.7 million in the third quarter and first nine months of fiscal 2008, respectively, from $3.7 million and $11.5 million in the same periods of fiscal 2007, respectively. Revenues from significant AMSC Superconductors government funded contract revenues are summarized as follows (in thousands):

	Expected Total Contract Value	Revenue Earned through December 31, 2008	Revenue Earned for three months ended December 31,		Revenue Earned for nine months ended December 31,
Project Name			2008	2007	2008	2007
HYDRA	$24,908	$7,088	$1,023	$1,679	$3,443	$2,299
LIPA I	27,458	27,409	56	96	86	3,566
LIPA II	9,148	2,281	537	135	$1,803	135
DOE-FCL	3,065	2,663	489	299	1,741	299
36.5 MW Motor	90,150	90,150	—	—	—	1,283
NAVSEA Motor Study	5,885	5,688	336	767	2,748	1,622

These significant projects represented 80% and 81% of AMSC Superconductors revenue for the three months ended December 31, 2008 and 2007, respectively, and 84% and 80% of AMSC Superconductors revenue for the nine months ended December 31, 2008 and 2007, respectively.

The HYDRA project is discussed further below. LIPA I is a project to install an HTS power cable system at transmission voltage using our first generation HTS wire for the Long Island Power Authority. LIPA II is an installation of an HTS power cable utilizing our second generation HTS wire for the Long Island Power Authority. DOE-FCL is a development and in-grid demonstration of a transmission voltage SuperLimiter FCL. The 36.5 MW Motor project is an HTS motor developed for the U.S. Navy. The NAVSEA Motor Study is a project designed to test the HTS motor.

The decrease in AMSC Superconductors revenue for the third quarter of fiscal 2008 was driven primarily by lower HYDRA project revenues due to the completion of Phase 1, in which we delivered a 3-meter cable prototype, and the successful completion of NAVSEA motor testing. This was partially offset by higher revenues from our LIPA II and DOE-FCL projects.

We are recognizing HTS cable project revenues in fiscal 2008 from the Project HYDRA contract with Consolidated Edison, Inc., which is being funded by the U.S. Department of Homeland Security (“DHS”) and was announced on May 21, 2007. DHS is expected to invest up to a total of $24.9 million in the development of a new high temperature superconductor power grid technology to enable Secure Super Grids™. Secure Super Grids utilize customized HTS wires, HTS power cables and ancillary controls to deliver more power through the grid while also being able to suppress power surges that can disrupt service. While the final contract was being negotiated, we worked under letter contracts with DHS. On January 22, 2008, we executed the final contract with DHS. Of the total $24.9 million in funding expected from DHS, it has committed funding of $16.3 million to us through December 31, 2008. We recognized $1.0 million in revenue related to the Project HYDRA during the third quarter of fiscal 2008. Consolidated Edison and Southwire Company are subcontractors to us on this project.

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

Cost-sharing funding

In addition to reported revenues, we also received funding of $0.3 million and $1.6 million for the three and nine months ended December 31, 2008, respectively, under U.S. government cost-sharing agreements with the U.S. Air Force and the DOE, compared to $0.5 million and $1.8 million for the same periods of fiscal 2007. All of our cost-sharing agreements provide funding in support of development work on 344 superconductors being done in our AMSC Superconductors business unit. We anticipate that a portion of our funding in the future will continue to come from cost-sharing agreements as we execute joint programs with government agencies. Funding from government cost-sharing agreements is recorded as an offset to research and development (“R&D”) and selling, general and administrative (“SG&A”) expenses, rather than as revenue. As of December 31, 2008, we anticipate recognizing an additional $2.3 million offset to R&D and SG&A expenses related to these cost-sharing agreements over the next two years.

Costs of Revenue and Gross Margin

Costs of revenue increased by 41% and 64% to $31.8 million and $89.6 million for the three and nine months ended December 31, 2008, respectively, compared to $22.5 million and $54.7 million for the same periods of fiscal 2007. Gross margin was 23.2% and 26.2% for the three and nine months ended December 31, 2008, respectively, compared to 30.9% and 26.1%, respectively, for the same periods of fiscal 2007. The decrease in gross margin for the three months ended December 31, 2008 was primarily due to a stronger U.S. dollar versus the euro, which decreased gross margin by approximately 240 basis points (2.4 percentage points). In addition, gross margin was impacted by a loss of $1.1 million on a turnkey SVC project, higher than expected costs-to-complete on certain Windtec license contracts and a charge for potential excess inventory. In the aggregate, these items reduced gross margin by approximately 520 basis points (5.2 percentage points) compared to the same period of the prior year. For the nine months ended December 31, 2008, the slight increase in gross margin was due primarily to favorable foreign exchange effects and the write-off for a SuperVAR® synchronous condenser, which was recorded in the nine months ended December 31, 2007, partially offset by higher depreciation related to the Company’s 2G production equipment and the aforementioned items above.

Operating Expenses

Research and development

A portion of our R&D expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost-sharing funding. Our R&D expenditures are summarized as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
R&D expenses per Consolidated Statements of Operations	$5,305	$3,956	$14,906	$11,962
R&D expenditures reclassified as costs of revenue	4,710	2,608	14,765	12,333
R&D expenditures offset by cost-sharing funding	163	280	840	910

Aggregated R&D expenses	$10,178	$6,844	$30,511	$25,205

R&D expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) increased by 34% and 25% to $5.3 million and $14.9 million, or 13% and 12% of revenue, for the three and nine months ended December 31, 2008, respectively, from $4.0 million and $12.0 million, or 12% and 16% of revenue, for the same periods of the prior fiscal year, respectively. The increase in R&D expenses was driven by internal product development costs in our AMSC Power Systems business unit to support future growth opportunities and our next-generation product offerings. The increases in R&D expenditures reclassified to costs of revenue were a result of increased support of government-funded programs, primarily HYDRA, FCL and LIPA II. Aggregated R&D expenses, which include amounts classified as costs of revenue and amounts offset by cost-sharing funding, increased 49% and 21% to $10.2 million and $30.5 million, or 25% of revenue, for the three and nine months ended December 31, 2008, respectively, from $6.8 million and $25.2 million, or 21% and 34% of revenue, for the same periods of the prior fiscal year, respectively. The increases in the third quarter and first nine months of fiscal 2008 were driven primarily by the factors described above.

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

Selling, general, and administrative

A portion of the SG&A expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as SG&A expenses). Additionally, a portion of SG&A expenses was offset by cost-sharing funding. Our SG&A expenditures are summarized as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
SG&A expenses per Consolidated Statements of Operations	$9,400	$7,737	$27,142	$21,006
SG&A expenditures reclassified as costs of revenue	91	172	551	751
SG&A expenditures offset by cost sharing funding	141	263	731	856

Aggregated SG&A expenses	$9,632	$8,172	$28,424	$22,613

SG&A expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) increased by 21% and 29% to $9.4 million and $27.1 million, or 23% and 22% of revenue, for the three and nine months ended December 31, 2008, respectively, from $7.7 million and $21.0 million, or 24% and 28% of revenue, for the same periods of the prior fiscal year, respectively. For the three and nine months ended December 31, 2008, the increases in SG&A expenses were due primarily to higher bad debt expense of $0.7 million and $1.4 million, respectively, and higher stock-based compensation expense of $1.1 million and $3.2 million, respectively. The balance of the SG&A increase, particularly in the nine months ended December 31, 2008, was due primarily to higher labor and related costs driven by headcount growth. For these same reasons, Aggregated SG&A expenses, which include amounts classified as costs of revenue and amounts offset by cost sharing funding, increased 18% and 26% to $9.6 million and $28.4 million, or 23% of revenue, for the three and nine months ended December 31, 2008, respectively, from $8.2 million and $22.6 million, or 25% and 31% of revenue, for the same periods of the prior fiscal year, respectively.

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

Amortization of acquisition related intangibles

Amortization of acquisition related intangibles was $0.4 million and $1.4 million in the three and nine months ended December 31, 2008, respectively, compared to $1.6 million and $4.6 million in the same periods of the prior fiscal year. The decreases were primarily driven by lower amortization related to Windtec’s contractual relationships/backlog intangible asset, which was nearly fully amortized as of December 31, 2008.

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

Restructuring charges associated with the Fiscal 2007 Plan in the three and nine months ended December 31, 2008 were $0.2 million and $0.7 million, respectively, as additional costs were recorded to complete the closure of our Westborough, Massachusetts facility. Restructuring charges associated with the Fiscal 2007 Plan in the three and nine months ended December 31, 2007 were $2.8 million. Aggregate charges under this plan are $7.1 million as of December 31, 2008. This aggregate charge includes an assumption that the Westborough facility will not be subleased. All restructuring charges associated with the Fiscal 2007 Plan are expected to result in the disbursement of cash. Cash payments under this plan in the three and nine months ended December 31, 2008 were $0.9 million and $3.1 million, respectively.

Excluding continuing restructuring charges associated with our Westborough, Massachusetts lease through May 2009, we began to realize annual cost savings from the Fiscal 2007 Plan at a rate of approximately $2.5 million per year beginning in the fourth quarter of fiscal 2007.

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

Operating income (loss)

Our operating income (loss) is summarized as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
AMSC Power Systems	$3,208	$4,101	$13,587	$4,304
AMSC Superconductors	(6,264)	(5,595)	(17,265)	(17,473)
Unallocated corporate expenses	(2,680)	(4,656)	(8,559)	(8,900)

Total	$(5,736)	$(6,150)	$(12,237)	$(22,069)

AMSC Power Systems operating income decreased to $3.2 million and increased to $13.6 million in the three and nine months ended December 31, 2008, respectively, from $4.1 million and $4.3 million for the same periods of fiscal 2007, respectively. The decrease in the three months ended December 31, 2008 was primarily the result of factors negatively impacting gross margin, as described above, and higher operating expenses, primarily resulting from higher bad debt costs of $0.7 million and costs from increased headcount to support our growth. These amounts were partially offset by increased revenues from wind electrical systems and lower amortization of acquisition related intangibles due to an intangible asset related to backlog becoming nearly fully amortized in the fourth quarter of fiscal 2007. The increase in the nine months ended December 31, 2008 was the result of higher revenues from wind electrical systems, partially offset by the impact of the aforementioned items.

AMSC Superconductors operating loss increased to $6.3 million in the three months ended December 31, 2008 from $5.6 million for the same period of fiscal 2007 and decreased slightly to $17.3 million in the nine months ended December 31, 2008 from $17.5 million for the same period of fiscal 2007. The increase in operating loss for the three months ended December 31, 2008 is primarily due to the reduction in Navy motor revenue due to winding down of full load testing efforts, partially offset by an impairment charge for 1G assets in the three months ended December 31, 2007. The decrease in the nine months ended December 31, 2008 operating loss was primarily a result of costs incurred in fiscal 2007, including a write-off of $0.9 million for a SuperVAR synchronous condenser and an asset impairment charge of $0.6 million related to 1G assets held for sale, and lower corporate expense allocations in fiscal 2008.

Unallocated corporate expenses include stock-based compensation expense of $2.4 million and $7.6 million for the three and nine months ended December 31, 2008, respectively, and $1.3 million and $4.4 million for the three and nine months ended December 31, 2007, respectively. Unallocated corporate expenses for the three and nine months ended December 31, 2007 included rent and occupancy costs associated with the unoccupied portion of the Company’s Westborough, Massachusetts headquarters facility of $0.4 million and $1.1 million, respectively. For the three and nine months ended December 31, 2008, unallocated corporate expenses also include $0.2 and $0.7 million, respectively, of restructuring charges related primarily to the closure of our facility in Westborough, Massachusetts.

Non-operating expenses/Interest income

Interest income decreased to $0.7 million and $2.3 million in the three and nine months ended December 31, 2008, respectively, from $1.3 million and $2.9 million in the three and nine months ended December 31, 2007, respectively. The decrease in interest income for the three months ended December 31, 2008 is due to lower interest rates. The decrease in interest income for the nine months ended December 31, 2008 is due to lower interest rates, partially offset by higher combined cash, cash equivalents and marketable securities available for the full nine months of the current fiscal year due to the net proceeds of $93.6 million we received in the public offering of 4.7 million shares in July 2007.

Other expense, net, decreased to $0.4 million and $2.4 million for the three and nine months ended December 31, 2008, respectively, from $1.4 million and $2.6 million for the same periods of fiscal 2007. Other expense, net, in the nine months ended December 31, 2008 and the three and nine months ended December 31, 2007 includes mark-to-market adjustments on the revaluation of a warrant issued in April 2005 related to a litigation settlement, which was held by Provident Premier Master Fund (“Provident”).

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

In August 2008, Provident exercised the entire warrant in exchange for 148,387 shares of our common stock. Amounts charged to expense from mark-to-market adjustments on the warrant were $1.3 million for the nine months ended December 31, 2008, and $1.2 million and $2.5 million for the three and nine months ended December 31, 2007, respectively. The remaining amounts charged to other expense, net, primarily relate to foreign currency transaction gains and losses, and hedging impacts, particularly in the three months ended December 31, 2008.

Income Taxes

During the three and nine months ended December 31, 2008, we recorded income tax expense of $2.3 million and $5.6 million, respectively, compared to $1.1 million and $1.9 million for the same periods of fiscal 2007. Income tax expense in all periods was driven by income generated in foreign jurisdictions. We have provided a valuation allowance against all deferred tax assets in the U.S. as it is more likely than not that these deferred tax assets are not currently realizable due to the net operating losses incurred by our Company since inception.

Please refer to the “Risk Factors” section in Item 1A for a discussion of certain factors that may affect our future results of operations and financial condition.

Liquidity and Capital Resources

At December 31, 2008, we had cash, cash equivalents, marketable securities and restricted cash of $122.6 million compared to $119.4 million at March 31, 2008, an increase of $3.2 million. Our cash and cash equivalents, marketable securities and restricted cash are summarized as follows (in thousands):

	December 31, 2008	March 31, 2008
Cash and cash equivalents	$55,588	$67,834
Marketable securities	59,049	38,398
Restricted cash	8,013	13,172

Total cash, cash equivalents, marketable securities and restricted cash	$122,650	$119,404

The increase in cash and cash equivalents, marketable securities and restricted cash was primarily the result of proceeds from the exercise of stock options in the nine months ended December 31, 2008, partially offset by foreign currency translation effects on euro-denominated cash balances.

For the nine months ended December 31, 2008, net cash used by operating activities was $0.8 million compared to a use of $17.5 million for the same period of fiscal 2007. The decrease in cash used by operations is due to a lower net loss and lower cash used for working capital, primarily related to a decrease in days sales outstanding as a result of improved collections and an increase in accounts payable and accrued expenses, partially offset by an increase in inventory as we prepared to meet customer deliveries scheduled for the fourth quarter of fiscal 2008 and fiscal 2009.

For the nine months ended December 31, 2008, net cash used in investing activities was $21.7 million compared to $35.4 million for the same period of fiscal 2007. The decrease in cash used in investing activities was driven primarily by the reduction in restricted cash.

As of December 31, 2008, we have invested in total approximately $14.7 million in our 344 superconductors production line. These expenditures were made to enable us to achieve a gross production capacity of approximately 720,000 meters annually of 344 superconductors on our 4 cm manufacturing technology and to prepare to migrate to our 10 cm manufacturing technology. We estimate that an additional $28.0 million to $35.0 million of capital expenditures would be needed for a full commercial manufacturing operation with a gross capacity of approximately 9 million meters of wire per year.

For the nine months ended December 31, 2008, cash provided by financing activities was $12.2 million compared to $107.6 million in the same period of fiscal 2007. The decrease was due to proceeds received from our public stock offering during the second quarter of fiscal 2007, offset in part by an increase in proceeds from the exercise of employee stock options.

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

We also have unused lines of credit of €0.6 million (or approximately $0.8 million), which is available until June 30, 2010 and CNY 1.1 million (or approximately $0.2 million) which is available until June 5, 2009.

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

We occasionally enter into construction contracts that include a performance bond. As these contracts progress, we continually assess the probability of a payout from the performance bond. Should we determine that such a payout is likely, we would record a liability. As of December 31, 2008, there were no recorded performance-based liabilities.

New Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, and an Amendment of ARB No. 51.” This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008. Although there are not any current plans for an acquisition of a non-controlling interest, should there be such an acquisition in the future, we will adopt this statement for acquisitions consummated after its effective date.

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

The functional currency of all our foreign entities is the U.S. dollar, except for our wholly-owned Austrian subsidiary, AMSC Windtec GmbH, for which the local currency (Euro) is the functional currency. We monitor foreign currency exposures and hedge currency risk when deemed appropriate. Cumulative translation adjustments are excluded from net loss and reported as a separate component of stockholders’ equity. Foreign currency transaction and translation losses were $0.7 million for the nine months ended December 31, 2008. Future operating results could be impacted by material foreign currency fluctuations. In the future, should foreign currency fluctuations become material, management will review options to limit the financial impact to our operations.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.	RISK FACTORS

While the following risk factors have been updated to reflect developments subsequent to the filing of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, there have been no material changes to the risk factors included in that report, other than updates to reflect the risks associated with the increasing uncertainty of both the domestic and global economies and the addition of a new risk factor on the effects of changes in exchange rates.

We have a history of operating losses, and we may incur losses in the future.

We have incurred net losses in each year since our inception, driven primarily by the research and development activities in our AMSC Superconductors business unit. Our net losses were $17.9 million for the nine months ended December 31, 2008, $25.4 million for fiscal 2007, $34.7 million for fiscal 2006 and $30.9 million for fiscal 2005. Our accumulated deficit at the end of the third quarter of fiscal 2008 was $428.4 million. While we expect to achieve profitable results in the quarter ending March 31, 2009 and the fiscal year ending March 31, 2010, we cannot be certain that we will achieve or sustain profitability.

AMERICAN SUPERCONDUCTOR CORPORATION

We had cash and cash equivalents, marketable securities and restricted cash totaling $122.6 million at the end of the third quarter of fiscal 2008. We believe our available cash, cash equivalents, marketable securities and restricted cash will be sufficient to fund our working capital, capital expenditures and other cash requirements for the next several years. However, we may need additional funds if our performance deviates significantly from our current business plan, if there are significant changes in competitive or other market factors, or if unforeseen circumstances arise. Such funds may not be available, or may not be available under terms acceptable to us.

A significant portion of our revenues are derived from a single customer.

Revenue growth in fiscal 2007 and the first three quarters of fiscal 2008 were driven largely by our AMSC Power Systems business unit, particularly our AMSC Windtec subsidiary. Our largest customer is Sinovel in China. Sinovel accounted for approximately 52% of our total revenues for the full year fiscal 2007 and 67% of our total revenues for the nine months ended December 31, 2008. Revenues from Sinovel are supported by purchase orders for electrical system components as well as development contracts for the design of wind turbines. If Sinovel cancelled purchase orders or development contracts, or discontinued future purchases from us, we might be unable to replace the related revenues. This would have a serious negative impact on our operating results and financial position.

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

Changes in exchange rates could adversely affect our results from operations.

We conduct business in a number of foreign currencies, including the euro and Chinese Renminbi (RMB). Sales of our products and purchases of goods and services are made using these currencies. Changes in global economic conditions, market factors and governmental actions can change the value of these currencies in relation to the U.S. dollar. During the nine months ended December 31, 2008, the value of the dollar fluctuated widely against the euro. Recently, the U.S. dollar has increased in value compared to the euro, which has had an adverse effect on our operating results. For example, for the three and nine months ended December 31, 2008, changes in the average value of the euro resulted in a decrease in revenue of $3.0 million and an increase of revenue of $4.4 million, respectively, compared to the corresponding periods of the prior year. Starting in January 2009, we have commenced billing certain customers in China, including our largest customer, Sinovel, in RMB, increasing our exposure to that currency. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations.

There are a number of technological challenges that must be successfully addressed before our superconductor products can gain widespread commercial acceptance, and our inability to address such technological challenges could adversely affect our ability to acquire customers for our products.

Many of our superconductor products are in the early stages of commercialization, while others are still under development. There are a number of technological challenges that we must successfully address to complete our development and commercialization efforts for superconductor products. We also believe that several years of further demonstration in the cable, fault current limiter and motor industries will be necessary before a substantial commercial market could develop. We will also need to improve the performance and reduce the cost of our HTS wire to expand the number of commercial applications for it. We may be unable to meet such technological challenges or to sufficiently improve the performance and reduce the costs of our HTS wire. Delays in development, as a result of technological challenges or other factors, may result in the introduction or commercial acceptance of our superconductor products later than anticipated.

AMERICAN SUPERCONDUCTOR CORPORATION

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

We recently commenced production of our primary Power Systems products, the PM1000 and PM3000, at our new manufacturing facility in China. We do not have significant experience managing foreign manufacturing operations, and such operations are subject to complexities that we may not be able to adequately anticipate or manage. Our inability to successfully manufacture our PM1000 and PM3000 products at acceptable cost and quality through our China facility may affect our future revenue and profit.

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

AMERICAN SUPERCONDUCTOR CORPORATION

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

At December 31, 2008, we had approximately $602 million of backlog. There can be no assurances that the revenue we expect to generate from our backlog will be realized in the periods we expect to realize such revenue, or at all. In addition, the backlog of orders, if realized, may not result in profitable revenue. Backlog represents the value of contracts and purchase orders received, less the revenue recognized to date on those contracts and purchase orders. Our customers have the right under some circumstances and with some penalties or consequences to terminate, reduce or defer firm orders that we have in backlog. In addition, our government contracts are subject to the risks described below. If our customers terminate, reduce or defer firm orders, we may be protected from certain costs and losses, but our sales will nevertheless be adversely affected and we may not generate the revenue we expect.

Although we strive to maintain ongoing relationships with our customers, there is an ongoing risk that orders may be cancelled or rescheduled due to fluctuations in our customers’ business needs or purchasing budgets.

Our largest customer, Sinovel, accounts for a substantial portion of our backlog. In the event that we either fail to deliver product to Sinovel within 120 days after its specific delivery time, or become bankrupt or insolvent, Sinovel would have the right to terminate any remaining orders that we have in backlog. If Sinovel cancelled orders, it would have a serious negative impact on our operating results and financial position.

Our contracts with the U.S. government are subject to audit, modification or termination by the U.S. government, and the continued funding of such contracts remains subject to annual congressional appropriation which, if not approved, could adversely affect our results of operations and financial condition.

As a company that contracts with the U.S. government, we are subject to financial audits and other reviews by the U.S. government of our costs and performance, accounting and general business practices relating to these contracts. For the nine months ended December 31, 2008, 7% of our total revenues were derived from government contracts. Based on the results of these audits, the U.S. government may adjust our contract-related costs and fees. We cannot be certain that adjustments arising from government audits and reviews would not have a material adverse effect on our results of operations.

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

While we have been required to provide performance bonds in the form of surety bonds or letters of credit in the past, the size of the bonds was not material. Recently, we have entered into contracts that require us to post bonds of significant magnitude. In many instances, we are required to deposit cash in escrow accounts as collateral for these instruments, which is unavailable to us for general use for significant periods of time. At the end of the third quarter of fiscal 2008, $8.0 million of our cash was classified as restricted, the majority of which is used as collateral for performance bonds. Should we be unable to issue performance bonds in the future, significant future potential contract revenue could become unavailable to us. Further, should our working capital situation deteriorate, we would not be able to access the escrowed cash to meet working capital requirements.

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

Our AMSC Windtec business faces competition for the supply of wind turbine engineering design services from design engineering firms, such as Garrad Hassan, and from licensors of wind turbine systems, such as Aerodyn and DeWind. We also face indirect competition in the wind energy market from manufacturers of wind energy systems, such as Gamesa, General Electric, Suzlon and Vestas.

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

AMERICAN SUPERCONDUCTOR CORPORATION

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

AMERICAN SUPERCONDUCTOR CORPORATION

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

We are expanding our sales and service operations in Europe and the Asia-Pacific region, including a new operation in China. We expect our revenue and operations outside the United States will continue to expand in the future. For the nine months ended December 31, 2008 and for fiscal 2007, 82% and 75%, respectively, of our consolidated revenues were derived from customers outside of the United States. Our international operations are subject to a variety of risks that we do not face in the U.S., including:

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

Our common stock has declined significantly, and may experience extreme market price and volume fluctuations, which may prevent our stockholders from selling our common stock at a profit and could lead to costly litigation against us that could divert our management’s attention.

The market price of our common stock has historically experienced significant volatility. The market price of our common stock has declined significantly since August 2008 and may continue to experience such volatility in the future. Factors such as technological achievements by us and our competitors, the establishment of development or strategic relationships with other companies, our introduction of commercial products, and our financial performance may have a significant effect on the market price of our common stock. In addition, the stock market in general, and the stock of high technology companies in particular, have in recent years experienced extreme price and volume fluctuations, which are often unrelated to the performance or condition of particular companies. Such broad market fluctuations could adversely affect the market price of our common stock. Due to these factors, the price of our common stock may decline and investors may be unable to resell their shares of our common stock for a profit. Following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. If we become subject to this kind of litigation in the future, it could result in substantial litigation costs, a damages award against us and the diversion of our management’s attention.

AMERICAN SUPERCONDUCTOR CORPORATION

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

AMERICAN SUPERCONDUCTOR CORPORATION

Date February 5, 2009	/s/ DAVID A. HENRY
David A. Henry
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

AMERICAN SUPERCONDUCTOR CORPORATION

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amended and Restated Executive Severance Agreement dated as of December 23, 2008 between the Registrant and Gregory J. Yurek.

10.2	Amended and Restated Executive Severance Agreement dated as of December 23, 2008 between the Registrant and David A. Henry.

10.3	Amended and Restated Executive Severance Agreement dated as of December 23, 2008 between the Registrant and Alexis P. Malozemoff.

10.4	Amended and Restated Executive Severance Agreement dated as of December 23, 2008 between the Registrant and Charles W. Stankiewicz.

10.5	Amended and Restated Executive Severance Agreement dated as of December 23, 2008 between the Registrant and Angelo R. Santamaria.

10.6	Amended and Restated Executive Severance Agreement dated as of December 23, 2008 between the Registrant and Daniel P. McGahn.

10.7	Amended and Restated Executive Severance Agreement dated as of December 23, 2008 between the Registrant and Timothy D. Poor.

10.8	Second Amended and Restated 1997 Director Stock Option Plan, as amended.

10.9	2004 Stock Incentive Plan, as amended.

10.10	2007 Stock Incentive Plan, as amended.

10.11	2007 Director Stock Plan, as amended.

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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