Form 10-Q
period 2009-06-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2009-08-06
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Shares outstanding of the Registrant’s common stock:

Common Stock, par value $0.01 per share	44,101,187
Class	Outstanding as of August 3, 2009

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2009	March 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$66,783	$70,674
Marketable securities	28,597	39,255
Accounts receivable, net	64,458	50,103
Inventory	31,389	35,129
Restricted cash	6,117	5,872
Prepaid expenses and other current assets	10,173	10,313
Deferred tax assets, net	1,335	1,160

Total current assets	208,852	212,506

Property, plant and equipment, net	54,990	54,838
Goodwill	30,746	26,233
Intangibles, net	8,811	8,859
Restricted cash	1,687	1,406
Other assets	8,609	5,264

Total assets	$313,695	$309,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$51,494	$60,253
Deferred revenue	18,298	21,066

Total current liabilities	69,792	81,319

Non-current liabilities
Deferred revenue	7,282	4,902
Deferred tax liabilities, net	746	840
Other	214	184

Total liabilities	78,034	87,245

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock	440	433
Additional paid-in capital	661,086	653,054
Deferred contract costs—warrant	—	(2)
Accumulated other comprehensive loss	(520)	(4,487)
Accumulated deficit	(425,345)	(427,137)

Total stockholders’ equity	235,661	221,861

Total liabilities and stockholders’ equity	$313,695	$309,106

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended June 30,
	2009	2008
Revenues	$73,000	$39,817

Cost and operating expenses:
Cost of revenues	50,417	28,196
Research and development	4,528	4,913
Selling, general and administrative	10,885	8,893
Amortization of acquisition related intangibles	445	503
Restructuring and impairments	334	—

Total cost and operating expenses	66,609	42,505

Operating income (loss)	6,391	(2,688)

Interest income	243	775
Other expense, net	(1,976)	(2,471)

Income (loss) before income tax expense	4,658	(4,384)

Income tax expense	2,866	1,719

Net income (loss)	$1,792	$(6,103)

Net income (loss) per common share
Basic	$0.04	$(0.14)

Diluted	$0.04	$(0.14)

Weighted average number of common shares outstanding
Basic	43,789	42,345

Diluted	44,533	42,345

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three months ended June 30,
	2009	2008
Net income (loss)	$1,792	$(6,103)

Other comprehensive income (loss)
Foreign currency translation	4,057	65
Unrealized losses on investments	(90)	(143)

Other comprehensive income (loss)	3,967	(78)

Comprehensive income (loss)	$5,759	$(6,181)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the three months ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$1,792	$(6,103)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	2,301	2,124
Stock-based compensation expense	3,066	2,299
Stock-based compensation expense—non-employee	30	78
Allowance for doubtful accounts	(657)	110
Re-valuation of warrant	—	2,396
Deferred income taxes	(707)	1,300
Other non-cash items	207	317
Changes in operating asset and liability accounts:
Accounts receivable	(13,068)	3,891
Inventory	3,903	(1,126)
Prepaid expenses and other current assets	513	(1,944)
Accounts payable and accrued expenses	(10,176)	(1,890)
Deferred revenue	(1,340)	1,731

Net cash provided by (used in) operating activities	(14,136)	3,183

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(1,660)	(1,526)
Purchase of marketable securities	(12,441)	(31,648)
Proceeds from the maturity of marketable securities	23,008	21,602
Change in restricted cash	(399)	(438)
Purchase of intangible assets	(369)	(375)
Change in other assets	(427)	(30)

Net cash provided by (used in) investing activities	7,712	(12,415)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	1,494	10,913

Net cash provided by financing activities	1,494	10,913

Effect of exchange rate changes on cash and cash equivalents	1,039	55

Net increase (decrease) in cash and cash equivalents	(3,891)	1,736
Cash and cash equivalents at beginning of period	70,674	67,834

Cash and cash equivalents at end of period	$66,783	$69,570

Supplemental schedule of cash flow information:
Non-cash issuance of common stock	$169	$147
Non-cash contingent consideration in connection with acquisitions	3,281	4,481

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

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those instructions. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States of America. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended June 30, 2009 and 2008 and the financial position at June 30, 2009. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

The results of operations for an interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended March 31, 2009 (fiscal 2008) which are contained in the Company’s Annual Report on Form 10-K, filed with the SEC on May 28, 2009.

During the first quarter of the fiscal year ending March 31, 2010, the Company corrected bonus expense for an error discovered during the quarter which increased net income by $0.3 million. The $0.3 million error consisted of a $0.4 million overstatement of bonus expense and a related $0.1 million understatement of income tax expense in the fourth quarter of the fiscal year ended March 31, 2009. The adjustment of $0.4 million also had a de minimis impact on certain balance sheet amounts at March 31, 2009. The impact of correcting this error in the fiscal year ended March 31, 2009 would have increased net income by $0.3 million. The Company evaluated this error taking into account both qualitative and quantitative factors and considered the impact of this error in relation to the first quarter of the fiscal year ending March 31, 2010, which is when it was corrected, as well as the period in which it originated. Management believes this error is immaterial to both the consolidated quarterly and annual financial statements for all periods affected.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Non-controlling Interests in Consolidated Financial Statements, and an Amendment of ARB No. 51.” This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008. On April 1, 2009, the Company adopted the provisions of SFAS No. 160. The adoption of SFAS No. 160 did not have a material effect on its financial condition or results of operations.

In April 2008, the FASB issued Staff Position 142-3 (“FSP FAS 142-3”) “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption was prohibited. The Company adopted the provisions of FSP FAS 142-3 on April 1, 2009. The adoption of FSP FAS 142-3 did not have a material effect on its financial condition or results of operations.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-6-1”). Under the

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

provisions of this standard, unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents are considered participating securities for purposes of calculating earnings per share. FSP EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company has adopted FSP EITF No. 03-6-1 on April 1, 2009. The adoption of FSP EITF No. 03-6-1 required the Company to modify its prior year weighted average number of shares outstanding but did not have a material effect on its financial condition or results of operations.

In April 2009, the FASB issued FSP SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP SFAS 141 (R)-1 amends and clarifies SFAS No. 141(R), Business Combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Under FSP FAS 141(R)-1, an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition date fair value can be determined during the measurement period. If the acquisition date fair value cannot be determined, the acquirer applies the recognition criteria in SFAS No. 5, Accounting for Contingencies, and Interpretation No. 14, Reasonable Estimation of the Amount of a Loss, to determine whether the contingency should be recognized as of the acquisition date or after it. The adoption of FSP FAS 141(R)-1 could materially change the accounting for business combinations consummated subsequent to its effective date of April 1, 2009. On April 1, 2009, the Company adopted the provisions of FSP FAS 141(R)-1. The adoption of FSP FAS 141(R)-1 did not have a material effect on its financial condition or results of operations.

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed (“FSP SFAS No. 157-4”). FSP SFAS No. 157-4 provides guidelines for making fair value measurements more consistent with principles presented in SFAS No. 157. FSP SFAS No. 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, whether a transaction is distressed, is applicable to all assets and liabilities and will require enhanced disclosures. FSP SFAS No. 157-4 is effective for periods ending after June 15, 2009. On April 1, 2009, the Company adopted the provisions of FSP SFAS No. 157-4 for its nonfinancial assets and liabilities, including those measured at fair value in impairment testing and those initially measured at fair value in a business combination. The adoption of FSP SFAS No. 157-4 did not have a material effect on its financial condition or results of operations.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion 28-1, Interim Disclosures About Fair Value of Financial Instruments. FSP SFAS No. 107-1 amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments in interim as well as in annual financial statements. APB No. 28-1 amends APB No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP SFAS No. 107-1 and APB No. 28-1 are effective for periods ending after June 15, 2009. The Company has adopted FSP SFAS No. 107-1 and APB No. 28-1. The adoption did not have a material impact on its financial condition or results of operations.

In April 2009, the FASB issued FSP SFAS No. 115-2, SFAS No. 124-2 and EITF No. 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP SFAS No. 115-2, SFAS No. 124-2 and EITF No. 99-20-2 provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. FSP SFAS No. 115-2, SFAS No. 124-2 and EITF No. 99-20-2 are effective for periods ending after June 15, 2009. The Company has adopted FSP SFAS No. 115-2, SFAS No. 124-2 and EITF No. 99-20-2 effective April 1, 2009. The adoption did not have a material impact on its financial condition or results of operations.

2.	Stock-Based Compensation

The Company accounts for its stock-based compensation under the fair value recognition provisions of SFAS No. 123(R), Share-Based Payments. The following table summarizes employee stock-based compensation expense under SFAS No. 123(R) by financial statement line item for the three months ended June 30, 2009 and 2008 (in thousands):

	Three months ended June 30,
	2009	2008
Cost of revenues	$225	$328
Research and development	467	554
Selling, general and administrative	2,374	1,417

Total	$3,066	$2,299

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

During the three months ended June 30, 2009, the Company granted approximately 550,000 shares and 125,000 shares of stock options and restricted stock, respectively, to employees under the 2007 Stock Incentive Plan. The fair value of the grants made during the three months ended June 30, 2009 was $11.3 million. The restricted stock awards include approximately 58,000 shares of performance-based restricted stock, which will vest upon achievement of certain financial performance measurements. The remaining shares granted vest upon the passage of time, generally 3 years. For awards that vest upon the passage of time, expense is being recorded over the vesting period. At June 30, 2009, the Company determined that achievement of the performance measures is probable and as such, is recognizing the fair value of the performance-based awards over the estimated performance period of eleven months.

The total unrecognized compensation cost for unvested employee stock-based compensation awards outstanding, net of estimated forfeitures, was $19.8 million at June 30, 2009. This expense will be recognized over a weighted-average expense period of 1.6 years.

The assumptions used in the Black-Scholes valuation model for stock options granted during the three months ended June 30, 2009 and 2008 are as follows:

	Three months ended June 30,
	2009	2008
Expected volatility	70.6%	58.0%
Risk-free interest rate	2.6%	3.4%
Expected life (years)	4.8	4.9
Dividend yield	None	None

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

3.	Computation of Net Income (Loss) per Common Share

Basic earnings per share (“EPS”) is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing the net earnings (loss) by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. For the three months ended June 30, 2009 and 2008, common equivalent shares of 1.3 million shares and 3.7 million shares, respectively, were not included in the calculation of diluted EPS as they were considered anti-dilutive.

The following table reconciles the numerators and denominators of the earnings per share calculation for the three months ended June 30, 2009 and 2008 (in thousands, except per share data):

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

	For the three months ended June 30,
	2009	2008
Numerator:
Net income (loss)	$1,792	$(6,103)

Denominator:
Weighted-average shares of common stock outstanding	43,857	42,608
Weighted-average shares subject to repurchase	(68)	(263)

Shares used in per-share calculation—basic	43,789	42,345

Dilutive effect of employee equity incentive plans	744	—

Shares used in per-share calculation—diluted	44,533	42,345

Net income (loss) per share—basic	$0.04	$(0.14)

Net income (loss) per share—diluted	$0.04	$(0.14)

On April 1, 2009, the Company adopted FSP No. EITF 03-6-1, determining whether instruments granted in share-based payment transactions are participating securities. Under this standard, the unvested restricted stock awards that contain non-forfeitable rights to receive dividends or dividend equivalents are considered participating securities, and therefore, are included in the computation of earnings per share pursuant to the two class method. Application of the standard had an insignificant effect on shares outstanding. This standard required retrospective application, and as such, the prior period shares outstanding have been revised resulting in a reduction of net loss per share of $0.01.

4.	Marketable Securities

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

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following table provides the assets carried at fair value, measured as of June 30, 2009 and 2008 (in thousands):

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Using Significant Other Observable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)
June 30, 2009:
Cash equivalents	$32,709	$32,709	$—	$—
Marketable securities	28,597	—	28,597	—

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Using Significant Other Observable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)
March 31, 2009:
Cash equivalents	$30,483	$30,483	$—	$—
Marketable securities	39,255	—	39,255	—

Valuation Techniques

Cash equivalents consist of highly liquid money market instruments with maturities of three months or less that are regarded as high quality, low risk investments, are measured using such inputs as quoted prices and inputs that are derived principally from or corroborated by observable market data by correlation or other means, and are classified within Level 1 of the valuation hierarchy.

The Company’s marketable securities are classified as available-for-sale securities and, accordingly, are recorded at fair value. At June 30, 2009 and March 31, 2009, the Company primarily held U.S. government backed commercial paper. All commercial paper is rated A-1 or higher. The difference between amortized cost and fair value is included in stockholders’ equity. Marketable securities are measured using such inputs as quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable for the asset (for example, interest rates and yield curves observable at commonly quoted intervals), and inputs that are derived principally from or corroborated by observable market data by correlation or other means, and are classified within Level 2 of the valuation hierarchy.

Effective April 1, 2009, the Company implemented SFAS No. 157 for its nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis. The adoption of SFAS No. 157 for the Company’s nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis did not impact its financial position or results of operations; however, could have an impact in future periods. The Company may have additional disclosure requirements in the event of a completed acquisition or if an impairment of these occurs in a future period.

5.	Derivative Financial Instruments

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, (“SFAS 161”). This statement improves transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”). The Company adopted this new standard effective April 1, 2009.

The Company’s foreign currency risk management strategy is principally designed to mitigate the potential financial impact of changes in the value of transactions and balances denominated in foreign currency, resulting from changes in foreign currency exchange rates. The Company’s foreign currency hedging program uses currency options to manage the foreign currency exposures that exist as part of its ongoing business operations. The contracts primarily are denominated in the Euro and have maturities of less than three months. On June 30, 2009, the Company had two contracts outstanding to hedge the Company’s wholly-owned Austrian subsidiary, Windtec Consulting GmbH (“Windtec”) USD exposure, each with a nominal value of $25.3 million which expired on July 29, 2009. One contract is a call option to purchase Euros at $1.43 and the second contract is a put option to sell Euros for $1.396.

Generally, we do not designate currency option contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in earnings. Gains and losses on these contracts are included in other expense, net.

Net realized and unrealized losses on option contracts included in other expense, net, excluding the underlying foreign currency exposure being hedged, were $0.3 million for the quarter ended June 30, 2009.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

6.	Inventory

The components of inventory are as follows (in thousands):

	June 30, 2009	March 31, 2009
Raw materials	$14,280	$16,098
Work-in-progress	6,770	6,522
Finished goods	8,020	8,150
Deferred program costs	2,319	4,359

Net inventory	$31,389	$35,129

Finished goods inventory of $8.0 million as of June 30, 2009 includes costs of product shipped to customers on contracts for which revenue was deferred until final customer acceptance.

Deferred program costs of $2.3 million as of June 30, 2009 and $4.4 million as of March 31, 2009 represent costs incurred on wind turbine development programs where the Company needs to achieve certain milestones or complete development programs before revenue and costs will be recognized. Deferred program costs of $2.6 million as of March 31, 2009 were incurred on a long-term turnkey D-VAR project that were subsequently recorded in cost of revenue in the three months ended June 30, 2009 when the related revenue was recognized.

7.	Product Warranty

The Company generally provides a one to two year warranty on its products, commencing upon installation. A provision is recorded upon revenue recognition to “Cost of revenues” for estimated warranty expense based on historical experience.

Product warranty activity was as follows (in thousands):

	Three months ended June 30,
	2009	2008
Balance at beginning of period	$4,749	$1,775
Accruals for warranties during the period	1,115	1,126
Settlements and adjustments during the period	(539)	(916)

Balance at end of period	$5,325	$1,985

8.	Income Taxes

The Company recorded income tax expense of $2.9 million and $1.7 million for the three months ended June 30, 2009 and 2008, respectively, related primarily to income generated in foreign jurisdictions. The Company has provided a valuation allowance against all deferred tax assets in the U.S. as it is more likely than not that its deferred tax assets are not currently realizable due to the net operating losses incurred by the Company since its inception.

9.	Commitments and Contingencies

In April 2005, the Company issued to TM Capital (which subsequently assigned it to Provident Premier Master Fund, Ltd. (“Provident”)) a common stock purchase warrant for 200,000 shares of the Company’s common stock, exercisable for a five-year term, with an exercise price of $9.50 per share (the “Warrant”). The Warrant was re-valued at $5.4 million as of June 30, 2008, resulting in a charge of $2.4 million for the three months ended June 30, 2008 (reported in Other income (expense) in the Unaudited Condensed Consolidated Statements of Operations). In August 2008, Provident utilized the cashless exercise provision and exercised the entire Warrant in exchange for 148,387 shares of the Company’s common stock.

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

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

As of June 30, 2009, the Company had outstanding performance bonds issued on behalf of Windtec, for €2.3 million (approximately $3.3 million) in connection with three contracts to provide power electronics for three customers. The first two performance bonds for €2.2 million (approximately $3.2 million) will expire October 31, 2009 and the third performance bond for €0.1 million (approximately $0.1 million) will expire February 6, 2010. In the event that the payment is made in accordance with the requirements of any of these performance bonds, the Company would record the payment as an offset to revenue. The performance bonds are secured with restricted cash, included in current assets.

At June 30, 2009 and March 31, 2009, the Company had $6.1 million and $5.9 million, respectively, of restricted cash included in current assets, which includes the restricted cash securing the Windtec bonds noted above, and $1.7 million and $1.4 million of long-term restricted cash, respectively. Total restricted cash as of June 30, 2009 and March 31, 2009 was $7.8 million and $7.3 million, respectively.

The Company also has unused, unsecured lines of credit of €0.5 million (or approximately $0.7 million) that are available until June 30, 2010, as well as a standby letter of credit arrangement with a financial institution for $0.5 million which expired on July 31, 2009.

10.	Cost-Sharing Arrangements

The Company has entered into several cost-sharing arrangements with various agencies of the United States government. Funds paid to the Company under these agreements are not reported as revenues but are used to directly offset the Company’s research and development (“R&D”) and selling, general and administrative (“SG&A”) expenses, and to purchase capital equipment.

Costs incurred and funding received under these agreements are as follows (in thousands):

	Three months ended June 30,
	2009	2008
Costs incurred	$1,471	$1,882
R&D expenditures offset by cost sharing funding received	390	441
G&A expenditures offset by cost sharing funding received	340	384

At June 30, 2009, total funding received to date under these agreements was $28.6 million.

11.	Acquisitions

Acquisition of Power Quality Systems, Inc.

On April 27, 2007, the Company acquired Power Quality Systems, Inc. (“PQS”), a Pennsylvania corporation, for $4.5 million in common stock. PQS offers reactive compensation products known as Static VAR Compensators, or SVCs, based on its proprietary thyristor switch technology. These products enhance the reliability of power transmission and distribution grids and improve the quality of power for manufacturing operations.

The acquisition agreement included an earn-out provision for the issuance of up to an additional 0.5 million shares of common stock based on the achievement of certain order growth targets for existing PQS products for the fiscal years ended March 31, 2008 and 2009. During the fiscal year ended March 31, 2008, the Company recorded contingent consideration related to the acquisition of PQS of $1.7 million to Goodwill and Additional paid-in capital, representing 75,000 shares earned. These shares were issued during the first quarter of the fiscal year ended March 31, 2009. In addition, the Company recorded contingent consideration of $1.2 million to Goodwill and Additional paid-in capital, representing 75,000 shares earned for the fiscal year ended March 31, 2009. These shares were issued in the first quarter of the fiscal year ending March 31, 2010.

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

The acquisition agreement included an earn-out provision for the issuance of up to an additional 1,400,000 shares of common stock upon Windtec’s achievement of specified revenue objectives during the first four fiscal years following closing of the acquisition. During the fiscal year ended March 31, 2008, the Company recorded contingent consideration of $8.1 million to Goodwill and Additional paid-in capital, representing 350,000 shares earned. These shares were issued during

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

the first quarter of the fiscal year ended March 31, 2009. In addition, the Company recorded contingent consideration of $9.8 million to Goodwill and Additional paid-in capital during the fiscal year ended March 31, 2009, representing 350,000 shares earned. These 350,000 shares were issued in the first quarter of the fiscal year ending March 31, 2010. During the three months ended June 30, 2009, the Company recorded contingent consideration of $3.3 million to Goodwill and Additional paid-in capital representing 125,000 shares earned. These 125,000 shares are expected to be issued in the first quarter of the fiscal year ending March 31, 2011.

12.	Restructuring and Impairments

On October 25, 2007, the Company’s Board of Directors approved a restructuring plan (the “Fiscal 2007 Plan”) to reduce operating costs by closing its last remaining facility in Westborough, Massachusetts and consolidating those operations into its Devens, Massachusetts facility. No headcount reductions were associated with this plan.

Aggregate restructuring charges associated with the Fiscal 2007 Plan were $7.7 million, of which $0.3 million was recorded during the three months ended June 30, 2009 for additional costs related to the consolidation of the Company’s Massachusetts operations and the closure of its former headquarters facility in Westborough. These additional costs were driven by delays in returning the building to the landlord in its mutually-agreed upon condition. The aggregate restructuring charges assumed the facility is not subleased. All restructuring charges associated with the Fiscal 2007 Plan are expected to result in cash disbursements and are expected to be completed by the end of the second quarter of the fiscal year ending March 31, 2010.

The following table presents the restructuring expense and cash disbursements for the Fiscal 2007 Plan for the three months ended June 30, 2009 (in thousands):

	Lease Termination Costs	Decontamination and Other Facility Closing Costs	Total
Balance March 31, 2009	$462	$1,648	$2,110
Charges to operations	334	—	334
Cash disbursements	(685)	(795)	(1,480)

Balance June 30, 2009	$111	$853	$964

13.	Business Segment Information

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

AMSC Superconductors business unit manufactures HTS wire and coils; designs and develops superconductor products, such as power cables, fault current limiters and motors; and manages large-scale superconductor projects.

The operating results for the two business segments are as follows (in thousands):

	Three months ended June 30,
	2009	2008
Revenues:
AMSC Power Systems	$70,696	$35,930
AMSC Superconductors	2,304	3,887

Total	$73,000	$39,817

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

	Three months ended June 30,
	2009	2008
Operating income (loss):
AMSC Power Systems	$15,395	$4,878
AMSC Superconductors	(5,497)	(5,109)
Unallocated corporate expenses	(3,507)	(2,457)

Total	$6,391	$(2,688)

The accounting policies of the business segments are the same as those for the consolidated Company, except that certain corporate expenses which the Company does not believe are specifically attributable or allocable to either of the two business segments have been excluded from the segment operating income (loss). Unallocated corporate expenses include stock-based compensation expense of $3.1 million and $2.3 million for the three months ended June 30, 2009 and 2008, respectively. Unallocated corporate expenses for the three months ended June 30, 2009 included $0.3 million of restructuring charges related primarily to the closure of the Company’s facility in Westborough, Massachusetts. For the three months ended June 30, 2009 and 2008, unallocated corporate expenses also include operating costs associated with the unoccupied portion of the Company’s former corporate headquarters facility located in Westborough, Massachusetts.

For the quarter ended June 30, 2009, a substantial portion of the Company’s revenues was derived from three customers: Sinovel Wind Co., Ltd., a manufacturer of wind turbines based in China; ACCIONA S.A., a Spanish renewable power company; and a U.S. subsidiary of National Grid, an energy company. Sales to Sinovel represented 53% and 68% of total revenues for the three months ended June 30, 2009 and 2008, respectively. Sales to ACCIONA and National Grid were 14% and 10%, respectively, for the three months ended June 30, 2009. The U.S. Department of Energy represented 16% of total revenues for the three months ended June 30, 2008.

Total assets for the two business segments are as follows (in thousands):

	June 30, 2009	March 31, 2009
AMSC Power Systems	$153,378	$136,777
AMSC Superconductors	57,133	55,122
Cash and cash equivalents, marketable securities and restricted cash	103,184	117,207

Total	$313,695	$309,106

14.	Subsequent Events

The Company has performed an evaluation of subsequent events through August 6, 2009, which is the date the financial statements were issued.

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

American Superconductor and design, Revolutionizing the Way the World Uses Electricity, AMSC, Powered by AMSC, D-VAR, dSVC, PowerModule, PQ-IVR, Secure Super Grids, Windtec and SuperGEAR are trademarks or registered trademarks of American Superconductor Corporation or its subsidiaries. All other brand names, product names or trademarks belong to their respective holders. The Windtec logo and design is a registered European Union Community Trademark. All other brand names, product names, trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

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

Our fiscal year begins on April 1 and ends on March 31. This document refers to fiscal 2009, which is defined as the period beginning on April 1, 2009 and concluding on March 31, 2010. The first quarter of fiscal 2009 began on April 1, 2009 and concluded on June 30, 2009.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. There were no significant changes in the first quarter of fiscal 2009 in our critical accounting policies as disclosed in our Form 10-K for fiscal 2008, which ended on March 31, 2009.

Results of Operations

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

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

AMSC Superconductors business unit manufactures HTS wire and coils; designs and develops superconductor products, such as power cables, fault current limiters and motors; and manages large-scale superconductor projects.

During the first quarter of the year ending March 31, 2010, we corrected bonus expense for an immaterial error discovered during the quarter which increased net income by $0.3 million. The $0.3 million error consisted of a $0.4 million overstatement of bonus expense and a related $0.1 million understatement of income tax expense in the fourth quarter of the year ended March 31, 2009. The impact of correcting this error in the year ended March 31, 2009 would have increased net income by $0.3 million. We believe this error is immaterial to both the consolidated quarterly and annual financial statements for all periods affected.

Revenues

Total revenues increased by 83% to $73.0 million for the three months ended June 30, 2009 from $39.8 million for the three months ended June 30, 2008. Our revenues are summarized as follows (in thousands):

	Three months ended June 30,
	2009	2008
Revenues:
AMSC Power Systems	$70,696	$35,930
AMSC Superconductors	2,304	3,887

Total	$73,000	$39,817

Revenues in our AMSC Power Systems business unit consist of revenues from wind turbine electrical systems, wind turbine license and development contracts as well as D-VAR®, D-VAR RT, SVC, and PowerModule™ product sales, service contracts, and consulting arrangements. We also engineer, install and commission our products on a turnkey basis for some

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

customers. Our AMSC Power Systems business unit accounted for 97% and 90% of total revenues for the three months ended June 30, 2009 and 2008, respectively. Revenues in the AMSC Power Systems business unit increased 97% to $70.7 million in the three months ended June 30, 2009 from $35.9 million in the three months ended June 30, 2008. The increase in AMSC Power Systems business unit revenues was primarily due to higher sales of wind electrical systems and core components, primarily to customers in China, higher D-VAR shipments, as well as shipments of our D-VAR RT products to ACCIONA Energy in Spain. Based on the average Euro and renminbi exchange rates for the first quarter of fiscal 2009, revenue denominated in these foreign currencies translated into U.S. dollars was $0.6 million lower compared to the translation of these revenues using the average exchange rates of these currencies for the first quarter of fiscal 2008.

For the quarter ended June 30, 2009, a substantial portion of our revenues was derived from three customers: Sinovel Wind Co., Ltd., a manufacturer of wind turbines based in China; ACCIONA S.A., a Spanish renewable power company; and a U.S. subsidiary of National Grid, an energy company. Sales to Sinovel represented 53% and 68% of total revenues for the three months ended June 30, 2009 and 2008, respectively. Sales to ACCIONA and National Grid were 14% and 10% of total revenues, respectively, for the first quarter of fiscal 2009. Sales to the U.S. Department of Energy represented 16% of total revenues for the first quarter of fiscal 2008.

On July 29, 2009, we announced that Sinovel has amended its contract with us, resulting in an increase in contract value of approximately $20 million to more than $470 million. In addition, deliveries under this contract will be accelerated, resulting in an increase in forecasted revenues in fiscal 2009 as compared to the original contract.

Revenues in our AMSC Superconductors business unit consist of contract revenues, HTS wire sales, revenues under government-sponsored electric utility projects, and other prototype development contracts. AMSC Superconductors business unit revenue is primarily recorded using the percentage-of-completion method. AMSC Superconductors business unit accounted for 3% and 10% revenues for the first quarter of fiscal 2009 and 2008, respectively. AMSC Superconductors business unit revenue decreased 41% to $2.3 million in the first quarter of fiscal 2009 from $3.9 million in the first quarter of fiscal 2008. Revenues from significant AMSC Superconductors government funded contract revenues are summarized as follows (in thousands):

Project Name	Expected Total Contract Value	Revenue Earned through June 30, 2009	Revenue Earned for three months ended June 30,
			2009	2008
HYDRA	$24,908	$8,116	$264	$1,022
LIPA I	27,458	27,458	18	7
LIPA II	12,500	3,984	689	832
DOE-FCL	7,898	3,065	62	564
NAVSEA Motor Study	6,210	5,895	15	620

These significant projects represented 45% and 78% of AMSC Superconductors business unit revenue for the three months ended June 30, 2009 and 2008, respectively.

The decrease in AMSC Superconductors business unit revenue for the first quarter of fiscal 2009 was driven primarily by lower HYDRA project revenues due to subcontractor-related delays. We recognize superconductor cable project revenues from the Project HYDRA contract with Consolidated Edison, Inc., which is being funded by the U.S. Department of Homeland Security (“DHS”) and was signed on January 22, 2008. DHS is expected to invest up to a total of $24.9 million in the development of a new high temperature superconductor power grid technology to enable Secure Super Grids™. Secure Super Grids utilize customized HTS wires, superconductor power cables and ancillary controls to deliver more power through the grid while also being able to suppress power surges that can disrupt service. Of the total $24.9 million in funding expected from DHS, it has committed funding of $16.3 million to us as of June 30, 2009. We recognized $0.3 million in revenue related to the Project HYDRA during the first quarter of fiscal 2009, compared to $1.0 million in the same period of fiscal 2008. Consolidated Edison and Southwire Company are subcontractors to us on this project.

LIPA I is a project to install an HTS power cable system at transmission voltage using our first generation HTS wire for the Long Island Power Authority. LIPA II is a project to install an HTS power cable utilizing our second generation HTS wire for the Long Island Power Authority. DOE-FCL is a project to develop and demonstrate a transmission voltage SuperLimiter FCL. The NAVSEA Motor Study is a project designed to test the 36.5 MW superconductor motor developed for the U.S. Navy.

Revenues from our DOE-FCL project were negatively impacted by delayed funding resulting in capitalized costs which we anticipate to be recognized as revenue in the second quarter of fiscal 2009 as funding was authorized in July 2009. The

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

decrease in the NAVSEA Motor Study project revenue is a result of the project coming to a conclusion. The LIPA II decrease in project revenue is related to the 1st phase coming to a conclusion.

Cost-sharing funding

In addition to reported revenues, we also received funding of $0.7 million for the first quarter of fiscal 2009 under U.S. government cost-sharing agreements with the U.S. Air Force and DOE, compared to $0.8 million for the first quarter of fiscal 2008. The slight decrease in cost-sharing funding is primarily due to the DOE Wire Initiative program nearing completion. All of our cost-sharing agreements provide funding in support of development work on 344 superconductors being done in our AMSC Superconductors business unit. We anticipate that a portion of our funding in the future will continue to come from cost-sharing agreements as we execute joint programs with government agencies. Funding from government cost-sharing agreements is recorded as an offset to research and development (“R&D”) and selling, general and administrative (“SG&A”) expenses, rather than as revenue. As of June 30, 2009, we anticipate recognizing an additional $1.1 million offset to R&D and SG&A expenses related to these cost-sharing agreements over the next two years.

Cost of Revenues and Gross Margin

Cost of revenues increased by 79% to $50.4 million for the first quarter of fiscal 2009 compared to $28.2 million for the first quarter of fiscal 2008. Gross margin was 30.9% for the first quarter of fiscal 2009 compared to 29.2% for the first quarter of fiscal 2008. The increase in gross margin in the first quarter of fiscal 2009 as compared to the same period in fiscal 2008 was due primarily to a higher volume of wind turbine core electrical component shipments and a higher percentage of higher-margin AMSC Power Systems business unit sales as compared to AMSC Superconductor business unit sales.

Operating Expenses

Research and development

A portion of our R&D expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost-sharing funding. Our R&D expenditures are summarized as follows (in thousands):

	Three months ended June 30,
	2009	2008
R&D expenses per Consolidated Statements of Operations	$4,528	$4,913
R&D expenditures reclassified as costs of revenue	1,487	4,493
R&D expenditures offset by cost-sharing funding	390	441

Aggregated R&D expenses	$6,405	$9,847

R&D expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) decreased by 8% to $4.5 million, or 6% of revenue, for the three months ended June 30, 2009 from $4.9 million, or 12% of revenue, for the same period of fiscal 2008. The decrease in R&D expenses was driven primarily by a correction in the three months ended June 30, 2009, of a $0.3 million error in the fourth quarter of fiscal 2008 related to bonus expense and slightly lower R&D spending in our AMSC Superconductors business unit. The decrease in R&D expenditures reclassified to costs of revenue was a result of decreased efforts under our government funded contracts in AMSC Superconductors business unit compared to the prior year period. Aggregated R&D expenses, which include amounts classified as costs of revenue and amounts offset by cost-sharing funding, decreased 35% to $6.4 million, or 9% of revenue, for the first quarter of fiscal 2009 compared to $9.8 million, or 25% of revenue, for the first quarter of fiscal 2008. The decrease in fiscal 2009 was driven primarily by the factors described above.

Selling, general, and administrative

A portion of the SG&A expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as SG&A expenses). Additionally, a portion of SG&A expenses was offset by cost-sharing funding. Our SG&A expenditures are summarized as follows (in thousands):

	Three months ended June 30,
	2009	2008
SG&A expenses per Consolidated Statements of Operations	$10,885	$8,893
SG&A expenditures reclassified as costs of revenue	55	125
SG&A expenditures offset by cost sharing funding	340	384

Aggregated SG&A expenses	$11,280	$9,402

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

SG&A expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) increased by 22% to $10.9 million, or 15% of revenue, in the first quarter of fiscal 2009 from $8.9 million, or 22% of revenue, for the first quarter of fiscal 2008. The increase in SG&A expenses was due primarily to higher stock-based compensation expense and higher labor and related costs driven by headcount growth, partially offset by a reduction of $0.8 million in bad debt expense as a result of payments received and improved expectations for realizing a recovery on certain past due accounts. For these same reasons, Aggregated SG&A expenses, which include amounts classified as costs of revenue and amounts offset by cost sharing funding, increased 20% to $11.3 million, or 15% of revenue, for the first quarter of fiscal 2009 from $9.4 million, or 24% of revenue, for the first quarter of fiscal 2008.

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

Amortization of acquisition related intangibles

We recorded $0.4 million and $0.5 million in the first quarters of fiscal 2009 and 2008, respectively, in amortization expense related to our contractual relationships/backlog, customer relationships, core technology and know-how, trade names and trademark intangible assets. These intangible assets are a result of our Windtec and PQS acquisitions.

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

Aggregate restructuring charges associated with the Fiscal 2007 Plan were $7.7 million, of which $0.3 million was recorded in the first quarter of fiscal 2009. No comparable charge was recorded in the first quarter of fiscal 2008. The aggregate restructuring charges assumed the facility is not subleased. All restructuring charges associated with the Fiscal 2007 Plan are expected to result in cash disbursements and are expected to be completed by the end of the second quarter of the fiscal year ending March 31, 2010.

Operating income (loss)

Our operating income (loss) is summarized as follows (in thousands):

	Three months ended June 30,
	2009	2008
AMSC Power Systems	$15,395	$4,878
AMSC Superconductors	(5,497)	(5,109)
Unallocated corporate expenses	(3,507)	(2,457)

Total	$6,391	$(2,688)

AMSC Power Systems operating income increased to $15.4 million in the first quarter of fiscal 2009 from $4.9 million in the first quarter of fiscal 2008. The increase in the first quarter of fiscal 2009 was primarily the result of higher sales, as described above.

AMSC Superconductors operating loss increased to $5.5 million in the first quarter of fiscal 2009 from $5.1 million in the first quarter of fiscal 2008. The increase in operating loss for the first quarter of fiscal 2009 is primarily due to lower sales for the period slightly offset by improved fixed cost absorption due to an inventory build of 2G wire.

Unallocated corporate expenses include stock-based compensation expense of $3.1 million for the first quarter of fiscal 2009 compared to $2.3 million for the first quarter of fiscal 2008.

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

Non-operating expenses/Interest income

Interest income decreased to $0.2 million for the first quarter of fiscal 2009 from $0.8 million in the same period of fiscal 2008, primarily due to lower interest rates, as we are investing in less risky assets due to the current economic environment.

Other expense, net, was $2.0 million in the first quarter of fiscal 2009 compared to $2.5 million in first quarter of fiscal 2008. Other expense, net, for the first quarter of fiscal 2009 primarily relates to net foreign currency translation losses and net realized and unrealized losses on hedging contracts. Other expense, net, for the first quarter of fiscal 2008 primarily included mark-to-market adjustments on the revaluation of an outstanding warrant. Amounts charged to expense from mark-to-market adjustments on the warrant were $2.4 million the first quarter of fiscal 2008.

Income Taxes

During the first quarters of fiscal 2009 and 2008, we recorded income tax expense of $2.9 million and $1.7 million, respectively. Income tax expense in both periods was driven by income generated in foreign jurisdictions. We incurred losses in the U.S. during the first quarters of fiscal 2009 and 2008, and in China during the first quarter of fiscal 2008.

Liquidity and Capital Resources

At June 30, 2009, we had cash, cash equivalents, marketable securities and restricted cash of $103.2 million compared to $117.2 million at March 31, 2009, a decrease of $14.0 million. Our cash and cash equivalents, marketable securities and restricted cash are summarized as follows (in thousands):

	June 30, 2009	March 31, 2009
Cash and cash equivalents	$66,783	$70,674
Marketable securities	28,597	39,255
Restricted cash	7,804	7,278

Total cash, cash equivalents, marketable securities and restricted cash	$103,184	$117,207

The decrease in cash and cash equivalents, marketable securities and restricted cash at June 30, 2009 from March 31, 2009 was primarily due to a greater volume of shipments to Sinovel Wind Corporation Limited and ACCIONA Energy close to the end of the quarter, for which payments have been or are expected to be received in full in the second quarter of fiscal 2009.

For the quarter ended June 30, 2009, net cash used in operating activities was $14.1 million compared to net cash provided by operating activities of $3.2 million in the first quarter of fiscal 2008. The increase in cash used by operations is due primarily to an increase in cash used for working capital of $20.2 million partially offset by our increase in net income of $7.9 million.

For the quarter ended June 30, 2009, net cash provided by investing activities was $7.7 million compared to a use of $12.4 million in the first quarter of fiscal 2008. The increase in cash provided by investing activities was driven primarily by a net reduction in marketable securities during the first quarter of fiscal 2009 to provide cash used to finance the increase in working capital required in the first quarter of fiscal 2009.

As of June 30, 2009, we have invested in total approximately $15.8 million in our 344 superconductors production line. These expenditures were made to enable us to achieve a gross production capacity of approximately 720,000 meters annually of 344 superconductors on our 40 mm manufacturing technology and to prepare to migrate to our 100 mm manufacturing technology. We estimate that an additional $28.0 million to $35.0 million of capital expenditures would be needed for a full commercial manufacturing operation with a gross capacity of approximately 9 million meters of wire per year.

For the first quarter of fiscal 2009, cash provided by financing activities was $1.5 million compared to $10.9 million in the first quarter of fiscal 2008. The decrease was due to a reduction in proceeds from the exercise of employee stock options.

Although our cash requirements fluctuate based on a variety of factors, including customer adoption of our products and our research and development efforts to commercialize our products, we believe that our available cash will be sufficient to fund our working capital, capital expenditures, and other cash requirements for at least the next twelve months.

We also have an unused line of credit of €0.5 million (or approximately $0.7 million), which is available until June 30, 2010.

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

We occasionally enter into construction contracts that include a performance bond. As these contracts progress, we continually assess the probability of a payout from the performance bond. Should we determine that such a payout is likely, we would record a liability. As of June 30, 2009, there were no recorded performance-based liabilities.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Non-controlling Interests in Consolidated Financial Statements, and an Amendment of ARB No. 51.” This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008. On April 1, 2009, we adopted the provisions of SFAS No. 160. The adoption of SFAS No. 160 did not have a material effect on our financial condition or results of operations.

In April 2008, the FASB issued Staff Position 142-3 (“FSP FAS 142-3”) “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption was prohibited. We adopted the provisions of FSP FAS 142-3 on April 1, 2009. The adoption of FSP FAS 142-3 did not have a material effect on our financial condition or results of operations.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP No. EITF No. 03-6-1”). Under the provisions of this standard, unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents are considered participating securities for purposes of calculating earnings per share. FSP EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. We adopted FSP EITF No. 03-6-1 on April 1, 2009. The adoption of FSP EITF No. 03-6-1 required us to modify its prior year weighted average number of shares outstanding but did not have a material effect on our financial condition or results of operations.

In April 2009, the FASB issued FSP SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP SFAS 141 (R)-1 amends and clarifies SFAS No. 141(R), Business Combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Under FSP FAS 141(R)-1, an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition date fair value can be determined during the measurement period. If the acquisition date fair value cannot be determined, the acquirer applies the recognition criteria in SFAS No. 5, Accounting for Contingencies, and Interpretation No. 14, Reasonable Estimation of the Amount of a Loss, to determine whether the contingency should be recognized as of the acquisition date or after it. The adoption of FSP FAS 141(R)-1 could materially change the accounting for business combinations consummated subsequent to its effective date of April 1, 2009. On April 1, 2009, we adopted the provisions of FSP FAS 141(R)-1. The adoption of FSP FAS 141(R)-1 did not have a material effect on our financial condition or results of operations.

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed (“FSP SFAS No. 157-4”). FSP SFAS No. 157-4 provides guidelines for making fair value measurements more consistent with principles presented in SFAS No. 157. FSP SFAS No. 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, whether a transaction is distressed, is applicable to all assets and liabilities and will require enhanced disclosures. FSP SFAS No. 157-4 is effective for periods ending after June 15, 2009. On April 1, 2009, we adopted the provisions of FSP SFAS No. 157-4 for our nonfinancial assets and liabilities, including those

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

measured at fair value in impairment testing and those initially measured at fair value in a business combination. The adoption of FSP SFAS No. 157-4 did not have a material effect on our financial condition or results of operations.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion 28-1, Interim Disclosures About Fair Value of Financial Instruments. FSP SFAS No. 107-1 amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments in interim as well as in annual financial statements. APB No. 28-1 amends APB No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP SFAS No. 107-1 and APB No. 28-1 are effective for periods ending after June 15, 2009. We adopted FSP SFAS No. 107-1 and APB No. 28-1. The adoption did not have a material impact on our financial condition or results of operations.

In April 2009, the FASB issued FSP SFAS No. 115-2, SFAS No. 124-2 and EITF No. 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP SFAS No. 115-2, SFAS No. 124-2 and EITF No. 99-20-2 provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. FSP SFAS No. 115-2, SFAS No. 124-2 and EITF No. 99-20-2 are effective for periods ending after June 15, 2009. We adopted FSP SFAS No. 115-2, SFAS No. 124-2 and EITF No. 99-20-2 effective April 1, 2009. The adoption did not have a material impact on our financial condition or results of operations.

AMERICAN SUPERCONDUCTOR CORPORATION

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The functional currency of all our foreign entities is the U.S. dollar, except for our wholly-owned Austrian subsidiary, AMSC Windtec GmbH, for which the local currency (Euro) is the functional currency, and our wholly-owned Chinese subsidiary, Suzhou AMSC Super Conductor Co., Ltd., for which the local currency (renminbi) is the functional currency. We monitor foreign currency exposures and hedge currency risk when deemed appropriate. Cumulative translation adjustments are excluded from net loss and reported as a separate component of stockholders’ equity. Foreign currency transaction and translation losses were $1.7 million for the quarter ended June 30, 2009. Future operating results could be impacted by material foreign currency fluctuations. In the future, should foreign currency fluctuations become material, management will review options to limit the financial impact to our operations.

Our foreign currency risk management strategy is principally designed to mitigate the potential financial impact of changes in the value of transactions and balances denominated in foreign currency, resulting from changes in foreign currency exchange rates. Our foreign currency hedging program uses currency options to manage the foreign currency exposures that exist as part of our ongoing business operations. The contracts primarily are denominated in the Euro and have maturities of less than three months. On June 30, 2009, we had two contracts outstanding to hedge Windtec’s USD exposure, each with a nominal value of $25.3 million which expired on July 29, 2009. One contract is a call option to purchase Euros at $1.43 and the second contract is a put option to sell Euros for $1.396. As of June 30, 2009, the net market value of the options resulted in an unrealized loss of $0.1 million recorded in the first quarter of fiscal 2009.

Generally, we do not designate currency option contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in earnings. Gains and losses on these contracts are included in other expense, net.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as

AMERICAN SUPERCONDUCTOR CORPORATION

of June 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AMERICAN SUPERCONDUCTOR CORPORATION

PART II—OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our annual report on Form 10-K for the year ended March 31, 2009 in addition to the other information included in this quarterly report. If any of the risks actually occurs, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall.

As of June 30, 2009, there have not been any material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, although we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 6, 2009, American Superconductor held its Annual Meeting of Stockholders at which American Superconductor’s stockholders took the following actions:

1.	American Superconductor’s stockholders elected the following directors to its board:

Proposal	Votes For	Votes Withheld
Gregory J. Yurek	36,196,402	787,989
Vikram S. Budhraja	36,448,028	536,363
Peter O. Crisp	36,060,553	923,838
Richard Drouin	36,061,219	923,172
David R. Oliver, Jr.	36,573,762	410,629
John B. Vander Sande	28,432,549	8,551,842
John W. Wood	36,521,320	463,071

2.

American Superconductor’s stockholders voted to approve amendments to American Superconductor’s 2007 Stock Incentive Plan by a vote of 16,198,590 shares of common stock for, 9,740,044 shares of common stock against and 96,628 shares of common stock abstaining. There were 10,949,129 broker non-votes on this matter.

3.

American Superconductor’s stockholders voted to approve an amendment to American Superconductor’s 2000 Employee Stock Purchase Plan by a vote of 25,663,605 shares of common stock for, 294,690 shares of common stock against and 76,968 shares of common stock abstaining. There were 10,949,128 broker non-votes on this matter.

4.

American Superconductor’s stockholders voted to ratify the selection by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as American Superconductor’s independent registered public accounting firm for the current fiscal year by a vote of 36,450,275 shares of common stock for, 476,466 shares of common stock against and 57,649 shares of common stock abstaining.

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

AMERICAN SUPERCONDUCTOR CORPORATION

Date August 6, 2009	/s/ DAVID A. HENRY
David A. Henry
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

AMERICAN SUPERCONDUCTOR CORPORATION

EXHIBIT INDEX

Exhibit No.	Description
10.1	2007 Director Stock Plan, as amended.

+10.2

Amendment No. HB-FDCG08045-01-2, dated July 24, 2009, to Purchase Contract No. FDCG08045-01 for the Core Components of the Electrical Control System and Software of SL 1500 Wind Turbine, effective as of June 5, 2008, between Sinovel Wind Co., Ltd. and Suzhou AMSC Superconductor Co., Ltd. (1).

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

(1)

Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on form 8-K filed with the Securities and Exchange Commission (the “Commission”) on July 30, 2009 (Commission File No. 000-19672)

+	Confidential treatment has been requested with respect to certain portions of this exhibit, which portions have been filed separately with the Commission.