Form 10-Q
period 2009-09-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2009-11-05
CIK 880807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2009

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Shares outstanding of the Registrant’s common stock:

Common Stock, par value $0.01 per share	44,245,764
Class	Outstanding as of November 2, 2009

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	March 31,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$86,752	$70,674
Marketable securities	36,177	39,255
Accounts receivable, net	47,004	50,103
Inventory	29,187	35,129
Restricted cash	6,398	5,872
Prepaid expenses and other current assets	10,143	10,313
Deferred tax assets, net	1,102	1,160

Total current assets	216,763	212,506

Property, plant and equipment, net	54,435	54,838
Goodwill	39,217	26,233
Intangibles, net	8,763	8,859
Restricted cash	1,634	1,406
Marketable securities	10,127	—
Other assets	12,765	5,264

Total assets	$343,704	$309,106

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$57,832	$60,253
Deferred revenue	18,244	21,066

Total current liabilities	76,076	81,319

Deferred revenue	9,156	4,902
Deferred tax liabilities, net	877	840
Other	241	184

Total liabilities	86,350	87,245

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock	441	433
Additional paid-in capital	675,209	653,054
Deferred contract costs — warrant	—	(2)
Accumulated other comprehensive income/(loss)	2,709	(4,487)
Accumulated deficit	(421,005)	(427,137)

Total stockholders’ equity	257,354	221,861

Total liabilities and stockholders’ equity	$343,704	$309,106

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three months ended		Six months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	$74,672	$40,375	$147,672	$80,192

Cost and operating expenses:
Cost of revenues	45,637	29,670	96,054	57,866
Research and development	5,416	4,688	9,944	9,601
Selling, general and administrative	12,712	8,849	23,597	17,742
Amortization of acquisition related intangibles	460	481	905	984
Restructuring and impairments	117	500	451	500

Total cost and operating expenses	64,342	44,188	130,951	86,693

Operating income (loss)	10,330	(3,813)	16,721	(6,501)

Interest income	190	801	433	1,576
Other income (expense), net	(871)	481	(2,847)	(1,990)

Income (loss) before income tax expense	9,649	(2,531)	14,307	(6,915)

Income tax expense	5,309	1,537	8,175	3,256

Net income (loss)	$4,340	$(4,068)	$6,132	$(10,171)

Net income (loss) per common share
Basic	$0.10	$(0.10)	$0.14	$(0.24)

Diluted	$0.10	$(0.10)	$0.14	$(0.24)

Weighted average number of common shares outstanding
Basic	44,247	42,745	44,020	42,380

Diluted	45,233	42,745	44,922	42,380

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three months ended		Six months ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss)	$4,340	$(4,068)	$6,132	$(10,171)

Other comprehensive income (loss)
Foreign currency translation	3,248	(3,820)	7,305	(3,755)
Unrealized gain/(loss) on investments	(19)	18	(109)	(125)

Other comprehensive income (loss)	3,229	(3,802)	7,196	(3,880)

Comprehensive income (loss)	$7,569	$(7,870)	$13,328	$(14,051)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the six months ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$6,132	$(10,171)
Adjustments to reconcile net income/(loss) to net cash used in operations:
Depreciation and amortization	4,704	4,134
Stock-based compensation expense	6,918	5,194
Stock-based compensation expense—non-employee	30	42
Allowance for doubtful accounts	52	778
Re-valuation of warrant	—	1,334
Deferred income taxes	(1,111)	616
Other non-cash items	382	489
Changes in operating asset and liability accounts:
Accounts receivable	3,010	4,837
Inventory	6,235	(4,762)
Prepaid expenses and other current assets	712	(1,780)
Accounts payable and accrued expenses	(4,810)	(1,044)
Deferred revenue	(567)	3,853

Net cash provided by operating activities	21,687	3,520

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(2,741)	(3,303)
Purchase of marketable securities	(40,533)	(62,217)
Proceeds from the maturity of marketable securities	33,374	34,679
Change in restricted cash	(546)	5,785
Purchase of intangible assets	(843)	(612)
Change in other assets	(617)	(84)

Net cash used in investing activities	(11,906)	(25,752)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	4,068	11,997

Net cash provided by financing activities	4,068	11,997

Effect of exchange rate changes on cash and cash equivalents	2,229	(1,805)

Net increase (decrease) in cash and cash equivalents	16,078	(12,040)

Cash and cash equivalents at beginning of period	70,674	67,834

Cash and cash equivalents at end of period	$86,752	$55,794

Supplemental schedule of cash flow information:
Non-cash issuance of common stock	$320	$301
Non-cash contingent consideration in connection with acquisitions	10,828	9,784
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the Business and Basis of Presentation
     American Superconductor Corporation (the “Company” or “AMSC”) was founded on April 9, 1987. The Company offers an array of proprietary technologies and solutions spanning the electric power infrastructure — from generation to delivery to end use. The Company is a leader in alternative energy, providing proven, megawatt-scale wind turbine designs and electrical control systems. The Company also offers a host of Smart Grid technologies for power grid operators that enhance the reliability, efficiency and capacity of the power grid, and seamlessly integrate renewable energy sources into the power infrastructure. These technologies include superconductor power cable systems, grid-level surge protectors and power electronics-based voltage stabilization systems. The Company operates in two business segments: AMSC Power Systems and AMSC Superconductors.
     These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those instructions. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States of America. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended September 30, 2009 and 2008 and the financial position at September 30, 2009. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.
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
     During the six months ended September 30, 2009, the Company corrected an error for bonus expense in the year ending March 31, 2008 that effectively increased net income in the current fiscal year by $0.3 million. The $0.3 million error consisted of a $0.4 million overstatement of bonus expense and a related $0.1 million understatement of income tax expense in the fourth quarter of the fiscal year ended March 31, 2009. The adjustment of $0.4 million had a de minimis impact on certain balance sheet amounts at March 31, 2009. The impact of correcting this error in the fiscal year ended March 31, 2009 would have increased net income by $0.3 million. Also, the Company overstated revenue and net income by $0.2 million in the three months ended June 30, 2009. This error was corrected in the three months ended September 30, 2009, The Company evaluated these errors taking into account both qualitative and quantitative factors and considered the impact of these errors in relation to the first and second quarters of the fiscal year ending March 31, 2010, which is when they were corrected, as well as the periods in which they originated. Management believes these errors are immaterial to both the consolidated quarterly and annual financial statements for all periods affected.
New Accounting Pronouncements
     In June 2008, the Financial Accounting Standards Boards (“FASB”) issued guidance in determining whether instruments granted in share-based payment transactions are participating securities for purposes of calculating earnings per share. Under the provisions of this standard, unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents are considered participating securities for purposes of calculating earnings per share. This accounting standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company has adopted this standard on April 1, 2009. The adoption required the Company to modify its prior year weighted average number of shares outstanding but did not have a material effect on its financial condition or results of operations.
     In April 2009, the FASB issued a standard which amends and clarifies a previous standard for business combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Under this standard, an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition date fair value can be determined during the measurement period. If the acquisition date fair value cannot be determined, the acquirer applies the recognition criteria in accounting for contingencies, and a reasonable estimation of the amount of a loss, to determine whether the contingency should be recognized as of the acquisition date or after it. The adoption of this standard could materially change the accounting for business combinations consummated subsequent to its effective date of April 1, 2009. On April 1, 2009, the Company adopted the provisions of this standard and the adoption did not have a material effect on its financial condition or results of operations.
     In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification will become the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and did not have an effect on the Company’s financial condition or results of operations.
     In July 2009, the FASB issued new guidance for all U.S. GAAP financial statements for public and private companies, which significantly amends the existing consolidation accounting model for variable interest entities, and includes extensive new disclosure requirements. This new guidance is effective for fiscal years (and interim periods in those fiscal years) beginning after November 15, 2009. The Company does not currently have a variable interest entity and does not expect this standard to have a material impact on its financial condition or results of operations.
     In September 2009, the Emerging Issues Task Force issued new rules pertaining to the accounting for revenue arrangements with multiple deliverables. The new rules provide an alternative method for establishing fair value of a deliverable when vendor specific objective evidence cannot be determined. The guidance provides for the determination of the best estimate of selling price for separate deliverables and allows the allocation of arrangement consideration using this relative selling price model. The guidance supersedes the prior multiple element revenue arrangement accounting rules that are currently used by the Company. The new guidance can be prospectively applied in fiscal years beginning on or after June 15, 2010 or can be early or retrospectively adopted. The Company is currently evaluating the impact of adopting the guidance.
     In September 2009, the FASB amended its rules pertaining to certain revenue arrangements that include software elements, to remove its scope tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. The accounting change is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company is currently evaluating the impact of adopting the guidance.
2. Stock-Based Compensation
     The Company accounts for its stock-based compensation at fair value. The following table summarizes employee stock-based compensation expense by financial statement line item for the three and six months ended September 30, 2009 and 2008 (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2009	2008	2009	2008
Costs of revenue	$354	$354	$579	$682
Research and development	523	482	990	1,036
Selling, general and administrative	2,975	2,059	5,349	3,476

Total	$3,852	$2,895	$6,918	$5,194

     During the six months ended September 30, 2009, the Company granted approximately 600,000 shares and 130,000 shares of stock options and restricted stock, respectively, to employees under the 2007 Stock Incentive Plan. The Company also granted 18,000 shares of restricted stock to directors under the 2007 Director Stock Option Plan. The fair value of the grants made during the six months ended September 30, 2009 was $12.3 million. The restricted stock awards include approximately 58,000 shares of performance-based restricted stock, which will vest upon achievement of certain annual financial performance measurements. The remaining shares granted vest upon the passage of time, generally in equal annual installments over three years. For awards that vest upon the passage of time, expense is being recorded on a straight-line basis over the vesting period. At September 30, 2009, the Company determined that achievement of the performance measures is probable and as such, is recognizing the fair value of the performance-based awards over the estimated performance period of eleven months.

     The total unrecognized compensation cost for unvested employee stock-based compensation awards outstanding, net of estimated forfeitures, was $17.9 million at September 30, 2009. This expense will be recognized over a weighted-average expense period of 1.6 years.
     The assumptions used in the Black-Scholes valuation model for stock options granted during the three and six months ended September 30, 2009 and 2008 are as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2009	2008	2009	2008
Expected volatility	66.5%	62.4%	70.2%	58.8%
Risk-free interest rate	2.4%	3.1%	2.6%	3.3%
Expected life (years)	4.8	4.9	4.8	4.9
Dividend yield	None	None	None	None
     The expected volatility was estimated based on an equal weighting of the historical volatility of the Company’s common stock and the implied volatility of the Company’s traded options. The expected life was estimated based on an analysis of the Company’s historical experience of exercise, cancellation, and expiration patterns. The risk-free interest rate is based on five-year U.S. Treasury rates. The stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations is based on awards that ultimately are expected to vest; therefore, the amount of expense has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. This analysis is re-evaluated periodically and the forfeiture rate is adjusted as necessary.
3. Computation of Net Income (Loss) per Common Share
     Basic earnings per share (“EPS”) is computed by dividing net income/(loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing the net earnings (loss) by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. For the three and six months ended September 30, 2009 and 2008, common equivalent shares of 0.9 million shares and 0.8 million shares, respectively, and 3.4 million shares and 3.4 million shares, respectively, were not included in the calculation of diluted EPS as they were considered anti-dilutive.
     The following table reconciles the numerators and denominators of the earnings per share calculation for the three and six months ended September 30, 2009 and 2008 (in thousands, except per share data):

	Three months ended		Six months ended
	September 30,		September 30,
	2009	2008	2009	2008

Numerator:
Net income (loss)	$4,340	$(4,068)	$6,132	$(10,171)

Denominator:
Weighted-average shares of common stock outstanding	44,299	43,387	44,080	42,965
Weighted-average shares subject to repurchase	(52)	(642)	(60)	(585)

Shares used in per-share calculation — basic	44,247	42,745	44,020	42,380

Dilutive effect of employee equity incentive plans	986	—	902	—

Shares used in per-share calculation — diluted	45,233	42,745	44,922	42,380

Net income (loss) per share — basic	$0.10	$(0.10)	$0.14	$(0.24)

Net income (loss) per share — diluted	$0.10	$(0.10)	$0.14	$(0.24)

     On April 1, 2009, the Company began determining whether instruments granted in share-based payment transactions are participating securities. Under the applicable standard, the unvested restricted stock awards that contain non-forfeitable rights to receive dividends or dividend equivalents are considered participating securities, and therefore, are included in the computation of earnings per share pursuant to the two class method. Application of the standard had an insignificant effect on shares outstanding. This standard required retrospective application. Net income allocable to participating securities was immaterial for all periods presented.
4. Marketable Securities
     The accounting standard for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The accounting standard established a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. This hierarchy prioritizes the inputs into three broad levels as follows:
Valuation Hierarchy

Level 1	—	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
Level 2	—	Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).
Level 3	—	Unobservable inputs that reflect the Company’s assumptions that market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available, including its own data.
     A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

     The following table provides the assets carried at fair value, measured as of September 30, 2009 and March 31, 2009 (in thousands):

			Using Significant	Using Significant
		Quoted Prices in	Other	Unobservable
	Total Carrying	Active Markets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2009
Cash equivalents	$42,132	$42,132	$—	$—
Marketable securities	46,304	—	46,304	—
March 31, 2009:
Cash equivalents	$30,483	$30,483	$—	$—
Marketable securities	39,255	—	39,255	—
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
     The Company’s marketable securities are classified as available-for-sale securities and, accordingly, are recorded at fair value. At September 30, 2009, the Company primarily held U.S. government backed commercial paper and European sovereign bonds and at March 31, 2009, the Company primarily held U.S. government backed commercial paper. All commercial paper is rated A-1 or higher. The difference between amortized cost and fair value is included in stockholders’ equity. Marketable securities are measured using such inputs as quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable for the asset (for example, interest rates and yield curves observable at commonly quoted intervals), and inputs that are derived principally from or corroborated by observable market data by correlation or other means, and are classified within Level 2 of the valuation hierarchy.
     Effective April 1, 2009, the Company implemented a newly issued accounting standard for fair value measurements of all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a non-recurring basis. Adoption of the new accounting standard for the Company’s nonfinancial assets and nonfinancial liabilities that are measured at fair value on a non-recurring basis did not impact its financial position or results of operations; however, could have an impact in future periods. The Company may have additional disclosure requirements in the event of a completed acquisition or if an impairment of these occurs in a future period.
5. Derivative Financial Instruments
     On April 1, 2009, the Company adopted a newly issued accounting standard regarding disclosure of derivative instruments and hedging activities. This statement improves transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows.
     The Company’s foreign currency risk management strategy is principally designed to mitigate the potential financial impact of changes in the value of transactions and balances denominated in foreign currency, resulting from changes in foreign currency exchange rates. The Company’s foreign currency hedging program uses both forward contracts and currency options to manage the foreign currency exposures that exist as part of its ongoing business operations. The contracts primarily are denominated in the Euro and have maturities of less than three months. On September 30, 2009, the Company had a forward contract outstanding to hedge the Company’s wholly-owned Austrian subsidiary, AMSC Windtec GmbH (“Windtec”) USD exposure, with a nominal and fair value of $15.6 million, which expired on October 30, 2009. The forward contract sold US dollars and bought Euros at $1.4663.
     Generally, the Company does not designate forward contracts or currency option contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in earnings. Gains and losses on these contracts are included in other expense, net.
     Net realized and unrealized gains on forward contracts and option contracts included in other expense, net, excluding the underlying foreign currency exposure being hedged, were $0.4 million and $0.1 million for the three and six months ended September 30, 2009 respectively.

6. Inventory
     The components of inventory are as follows (in thousands):

	September 30,	March 31,
	2009	2009
Raw materials	$13,206	$16,098
Work-in-progress	5,708	6,522
Finished goods	7,548	8,150
Deferred program costs	2,725	4,359

Net inventory	$29,187	$35,129

     A portion of Finished goods inventory of $7.5 million as of September 30, 2009 represents costs of product shipped to customers on contracts for which revenue was deferred until final customer acceptance.
     Deferred program costs of $2.7 million as of September 30, 2009 and $4.4 million as of March 31, 2009 primarily represent costs incurred on wind turbine development programs where the Company needs to achieve certain milestones or complete development programs before revenue and costs will be recognized. Deferred program costs of $2.6 million as of March 31, 2009 were incurred on a long-term turnkey D-VAR® system project that were subsequently recorded in cost of revenue in the three months ended June 30, 2009 when the related revenue was recognized.
7. Product Warranty
     The Company generally provides a one to two year warranty on its products, commencing upon installation. A provision is recorded upon revenue recognition to “Cost of revenues” for estimated warranty expense based on historical experience.
     Product warranty activity was as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2009	2008	2009	2008
Balance at beginning of period	$5,325	$1,985	$4,749	$1,775
Accruals for warranties during the period	1,602	1,310	2,717	2,436
Settlements and adjustments during the period	(1,430)	(852)	(1,969)	(1,768)

Balance at end of period	$5,497	$2,443	$5,497	$2,443

8. Income Taxes
     The Company recorded income tax expense of $5.3 and $8.2 million for the three and six months ended September 30, 2009, respectively, and $1.5 and $3.3 million for the three and six months ended September 30, 2008, respectively, related primarily to income generated in foreign jurisdictions. The Company has provided a valuation allowance against all deferred tax assets in the U.S. as it is more likely than not that its deferred tax assets are not currently realizable due to the net operating losses incurred by the Company in the U.S. since its inception.
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

     On June 26, 2008, the Company entered into a performance bond for CNY 1.1 million (approximately $0.2 million) with a Chinese customer to guarantee supply of core components and software, which expires June 30, 2012. The performance bond was issued utilizing a Bank of China CNY 18.9 million (approximately $2.8 million) unsecured line of credit, which is available until June 30, 2012.
     As of September 30, 2009, the Company had outstanding performance bonds issued on behalf of Windtec, for €2.6 million (approximately $3.9 million) in connection with four contracts to provide power electronics for four customers. The first two performance bonds for €2.2 million (approximately $3.3 million) expired on October 31, 2009, the third performance bond for €0.1 million (approximately $0.1 million) will expire on February 6, 2010 and the fourth performance bond for €0.3 million (approximately $0.4 million) will expire on September 30, 2010. In the event that the payment is made in accordance with the requirements of any of these performance bonds, the Company would record the payment as an offset to revenue. The performance bonds are secured with restricted cash, included in current assets.
     At September 30, 2009 and March 31, 2009, the Company had $6.4 million and $5.9 million, respectively, of restricted cash included in current assets, which includes the restricted cash securing the Windtec performance bonds noted above, and $1.6 million and $1.4 million of long-term restricted cash, respectively. Total restricted cash as of September 30, 2009 and March 31, 2009 was $8.0 million and $7.3 million, respectively.
     The Company also has unused, unsecured lines of credit of €0.5 million (approximately $0.7 million) which is available until September 30, 2010, and CNY 17.8 million (approximately $2.6 million) which is available until June 30, 2012.
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
     Costs incurred and funding received under these agreements are as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2009	2008	2009	2008
Costs incurred	$1,004	$895	$2,475	$2,777
R&D expenditures offset by cost sharing funding received	227	236	617	677
G&A expenditures offset by cost sharing funding received	198	206	538	590
     At September 30, 2009, total funding received to date under these agreements was $29.0 million.

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
     The acquisition agreement included an earn-out provision for the issuance of up to an additional 1,400,000 shares of common stock upon Windtec’s achievement of specified revenue objectives during the first four fiscal years following closing of the acquisition. The Company recorded contingent consideration of $9.8 million to Goodwill and Additional paid-in capital based on 350,000 shares earned in the six months ended September 30, 2008. These shares were issued in the first quarter of the fiscal year ending March 31, 2010. During the six months ended September 30, 2009, the Company recorded contingent consideration of $10.8 million to Goodwill and Additional paid-in capital representing 350,000 shares earned. These shares are expected to be issued in the first quarter of the fiscal year ending March 31, 2011. No further contingent consideration will be recorded for the fiscal year ending March 31, 2010 as this was the maximum amount of contingent consideration that can be earned.
12. Restructuring and Impairments
     On October 25, 2007, the Company’s Board of Directors approved a restructuring plan (the “Fiscal 2007 Plan”) to reduce operating costs by closing its last remaining facility in Westborough, Massachusetts and consolidating those operations into its Devens, Massachusetts facility. No headcount reductions were associated with the Fiscal 2007 Plan.
     Aggregate restructuring charges associated with the Fiscal 2007 Plan were $7.8 million, of which $0.1 million and $0.5 million was recorded during the three and six months ended September 30, 2009, respectively, for additional costs related to the consolidation of the Company’s Massachusetts operations and the closure of its former headquarters facility in Westborough. These additional costs were driven by delays in returning the building to the landlord in its mutually-agreed upon condition. The lease termination date was August 31, 2009. All restructuring charges associated with the Fiscal 2007 Plan have resulted in cash disbursements and have been completed at the end of the second quarter of the fiscal year ending March 31, 2010.
     The following table presents the restructuring expense and cash disbursements for the Fiscal 2007 Plan for the three and six months ended September 30, 2009 (in thousands):

	Lease	Decontamination and
	Termination	Other Facility
	Costs	Closing Costs	Total
Balance March 31, 2009	$462	$1,648	$2,110
Charges to operations	334	—	334
Cash disbursements	(685)	(795)	(1,480)

Balance June 30, 2009	$111	$853	$964
Charges to operations	111	6	117
Cash disbursements	(222)	(859)	(1,081)

Balance September 30, 2009	$—	$—	$—

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

     The operating results for the two business segments are as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
AMSC Power Systems	$71,791	$35,576	$142,487	$71,506
AMSC Superconductors	2,881	4,799	5,185	8,686

Total	$74,672	$40,375	$147,672	$80,192

	Three months ended		Six months ended
	September 30,		September 30,
	2009	2008	2009	2008
Operating income (loss):
AMSC Power Systems	$19,866	$5,501	$35,261	$10,379
AMSC Superconductors	(5,647)	(5,892)	(11,144)	(11,001)
Unallocated corporate expenses	(3,889)	(3,422)	(7,396)	(5,879)

Total	$10,330	$(3,813)	$16,721	$(6,501)

     The accounting policies of the business segments are the same as those for the consolidated Company, except that certain corporate expenses which the Company does not believe are specifically attributable or allocable to either of the two business segments have been excluded from the segment operating income (loss). Unallocated corporate expenses include stock-based compensation expense of $3.9 million and $2.9 million for the three months ended September 30, 2009 and 2008, respectively, and $6.9 million and $5.2 million for the six months ended September 30, 2009 and 2008, respectively. Unallocated corporate expenses for the three and six months ended September 30, 2009 included $0.1 million and $0.5 million, respectively, of restructuring charges related primarily to the closure of the Company’s facility in Westborough, Massachusetts.
     For the three and six months ended September 30, 2009, a substantial portion of the Company’s revenues was derived from one customer: Sinovel Wind Co., Ltd., a manufacturer of wind turbines based in China. Sales to Sinovel represented 76% and 65% of total revenues for the three and six months ended September 30, 2009, respectively, compared to 63% and 65% for the three and six months ended September 30, 2008, respectively.
     Total assets for the two business segments are as follows (in thousands):

	September 30,	March 31,
	2009	2009
AMSC Power Systems	$145,839	$136,777
AMSC Superconductors	56,777	55,122
Cash and cash equivalents, marketable securities and restricted cash	141,088	117,207

Total	$343,704	$309,106

14. Subsequent Events
     The Company has performed an evaluation of subsequent events through November 5, 2009, which is the date the financial statements were issued.

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
Executive Overview
     American Superconductor Corporation was founded in 1987. We offer an array of proprietary technologies and solutions spanning the electric power infrastructure — from generation to delivery to end use. Our company is a leader in alternative energy, providing proven, megawatt-scale wind turbine designs and electrical control systems. We also offer a host of Smart Grid technologies for power grid operators that enhance the reliability, efficiency and capacity of the grid, and seamlessly integrate renewable energy sources into the power infrastructure. These technologies include superconductor power cable systems, grid-level surge protectors and power electronics-based voltage stabilization systems. Our technologies are protected by a broad and deep intellectual property portfolio consisting of hundreds of patents and licenses worldwide.
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
     Our products are in varying stages of commercialization. Thousands of our power electronic converters have been sold commercially, as part of integrated systems, to electric utilities, wind turbines and other manufacturers and wind farm developers, owners and operators since 1999. We began production of our first generation, or “1G,” HTS wire in 2003, and ceased 1G production in 2006 in favor of second generation or “2G” HTS wire, as discussed below. We started initial production of 344 superconductors, our brand name for 2G HTS wire, in November 2007. The principal applications for HTS wire (power cables, fault current limiters, rotating machines and specialty magnets) are currently in the prototype stage. Some of these prototypes are funded by U.S. government contracts, primarily with the Department of Defense (“DOD”), Department of Energy (“DOE”) and the Department of Homeland Security (“DHS”).

     Our fiscal year begins on April 1 and ends on March 31. This document refers to fiscal 2009, which is defined as the period beginning on April 1, 2009 and concluding on March 31, 2010. The second quarter of fiscal 2009 began on July 1, 2009 and concluded on September 30, 2009.
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
Critical Accounting Policies and Estimates
     The preparation of consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. There were no significant changes in the second quarter of fiscal 2009 in our critical accounting policies as disclosed in our Form 10-K for fiscal 2008, which ended on March 31, 2009.
Results of Operations
Three and six months ended September 30, 2009 compared to the three and six months ended September 30, 2008
     We operate our business and report our financial results to the Chief Executive Officer in two reportable business segments: AMSC Power Systems and AMSC Superconductors.
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
     During the six months ended September 30, 2009, we corrected an error in fiscal 2008 bonus expense that effectively increased net income in the current fiscal year by $0.3 million. The $0.3 million error consisted of a $0.4 million overstatement of bonus expense and a related $0.1 million understatement of income tax expense in the fourth quarter of the fiscal year ended March 31, 2009. The adjustment of $0.4 million had a de minimis impact on certain balance sheet amounts at March 31, 2009. The impact of correcting this error in the fiscal year ended March 31, 2009 would have increased net income by $0.3 million. Also, we overstated revenue and net income by $0.2 million in the three months ended June 30, 2009. This error was corrected in the three months ended September 30, 2009, We evaluated these errors taking into account both qualitative and quantitative factors and considered the impact of these errors in relation to the first and second quarters of the fiscal year ending March 31, 2010, which is when they were corrected, as well as the periods in which they originated. We believe these errors are immaterial to both the consolidated quarterly and annual financial statements for all periods affected
Revenues
     Total revenues increased by 85% and 84% to $74.7 million and $147.7 million for the three and six months ended September 30, 2009 from $40.4 million and $80.2 million for the three and six months ended September 30, 2008. Our revenues are summarized as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
AMSC Power Systems	$71,791	$35,576	$142,487	$71,506
AMSC Superconductors	2,881	4,799	5,185	8,686

Total	$74,672	$40,375	$147,672	$80,192

     Revenues in our AMSC Power Systems business unit consist of revenues from wind turbine electrical systems, wind turbine license and development contracts as well as D-VAR®, D-VAR RT, SVC, and PowerModule™ product sales, service contracts, and consulting arrangements. We also engineer, install and commission our products on a turnkey basis for some customers. Our AMSC Power Systems business unit accounted for 96% of total revenues for both of the three and six month periods ended September 30, 2009, compared to 88% and 89% for the three and six months ended September 30, 2008, respectively. Revenues in the AMSC Power Systems business unit increased 102% and 99% to $71.8 million and $142.5 million in the three and six months ended September 30, 2009, respectively, from $35.6 million and $71.5 million in the three and six months ended September 30, 2008, respectively. The increases in AMSC Power Systems business unit revenues were primarily due to higher sales of wind electrical systems and core components, primarily to customers in China and additionally, for the six months ended September 30, 2009, higher D-VAR® system shipments, as well as shipments of our D-VAR RT products to ACCIONA Energy in Spain. Based on the average Euro and renminbi exchange rates for the second quarter of fiscal 2009, revenue denominated in these foreign currencies translated into U.S. dollars was $0.1 million lower compared to the translation of these revenues using the average exchange rates of these currencies for the second quarter of fiscal 2008.
     For the three and six months ended September 30, 2009, a substantial portion of our revenues was derived from one customer: Sinovel Wind Co., Ltd., a manufacturer of wind turbines based in China. Sales to Sinovel represented 76% and 65% of total revenues for the three and six months ended September 30, 2009, respectively, compared to 63% and 65% for the three and six months ended September 30, 2008, respectively.
     Revenues in our AMSC Superconductors business unit consist of contract revenues, HTS wire sales, revenues under government-sponsored electric utility projects, and other prototype development contracts. AMSC Superconductors business unit revenue is primarily recorded using the percentage-of-completion method. AMSC Superconductors business unit accounted for 4% of total revenues for both the three and six month periods ended September 30, 2009, compared to 12% and 11% for the three and six months ended September 30, 2008, respectively. AMSC Superconductors business unit revenue decreased 40% to $2.9 million and $5.2 million in the three and six months ended September 30, 2009, respectively, from $4.8 million and $8.7 million for the three and six months ended September 30, 2008, respectively. Revenues from significant AMSC Superconductors government funded contracts are summarized as follows (in thousands):

			Revenue Earned for the		Revenue Earned for the
		Revenue Earned	three months		six months
	Expected Total	through	ended September 30,		ended September 30,
	Contract Value	September 30, 2009	2009	2008	2009	2008
Project Name
HYDRA	$24,908	$8,681	$565	$1,398	$829	$2,420
LIPA I and II	39,958	32,374	932	457	1,639	1,296
DOE-FCL	7,898	3,580	515	688	577	1,252
NAVSEA Motor Study	6,410	5,954	59	1,792	74	2,412
     These significant projects represented 72% and 60% of AMSC Superconductors business unit revenue for the three and six months ended September 30, 2009, respectively, compared to 90% and 85% for the three and six months ended September 30, 2008, respectively.
     The decrease in AMSC Superconductors business unit revenue for the three and six months ended September 30, 2009 was driven primarily by lower HYDRA project revenues due to delays in project milestones and the completion of the NAVSEA Motor Study. We recognize superconductor cable project revenues from the Project HYDRA contract with Consolidated Edison, Inc., which is being funded by the U.S. Department of Homeland Security (“DHS”). DHS is expected to invest up to a total of $24.9 million in the development of a new high temperature superconductor power grid technology to enable Secure Super Grids™. Secure Super Grids utilize customized HTS wires, superconductor power cables and ancillary controls to deliver more power through the grid while also being able to suppress power surges that can disrupt service. Of the total $24.9 million in funding expected from DHS, it has committed funding of $16.3 million to us as of September 30, 2009. We recognized $0.6 million in revenue related to the Project HYDRA during the second quarter of fiscal 2009, compared to $1.4 million in the same period of fiscal 2008. Consolidated Edison and Southwire Company are subcontractors to us on this project.

     LIPA I is a project to install an HTS power cable system at transmission voltage using our first generation HTS wire for the Long Island Power Authority. LIPA II is a project to install an HTS power cable utilizing our second generation HTS wire for the Long Island Power Authority. DOE-FCL is a project to develop and demonstrate a transmission voltage SuperLimiter fault current limiter (“FCL”). The NAVSEA Motor Study is a project designed to test the 36.5 MW superconductor motor developed for the U.S. Navy.
     Revenues from our DOE-FCL project in the second quarter were partially the result of additional funding received in July 2009 resulting in revenue of $0.2 million for costs incurred in the quarter ended June 30, 2009. The decrease in LIPA project revenue is related to the completion of LIPA I and the 1st phase of LIPA II coming to a conclusion.
Cost-sharing funding
     In addition to reported revenues, we also received funding of $0.4 million and $1.2 million for the three and six months ended September 30, 2009, respectively, under U.S. government cost-sharing agreements with the U.S. Air Force and DOE, compared to $0.4 million and $1.3 million for the three and six months ended September 30, 2008, respectively. The slight decrease in cost-sharing funding is primarily due to the DOE Wire Initiative program nearing completion. All of our cost-sharing agreements provide funding in support of development work on 344 superconductors being done in our AMSC Superconductors business unit. We anticipate that a portion of our funding in the future will continue to come from cost-sharing agreements as we execute joint programs with government agencies. Funding from government cost-sharing agreements is recorded as an offset to research and development (“R&D”) and selling, general and administrative (“SG&A”) expenses, rather than as revenue. As of September 30, 2009, we anticipate recognizing an additional $0.7 million offset to R&D and SG&A expenses related to these cost-sharing agreements over the next year.
Cost of Revenues and Gross Margin
     Cost of revenues increased by 54% and 66% to $45.6 million and $96.1 million for the three and six months ended September 30, 2009, respectively, compared to $29.7 million and $57.9 million for the three and six months ended September 30, 2008, respectively. Gross margin was 38.9% and 35.0% for the three and six months ended September 30, 2009, respectively, compared to 26.5% and 27.8%, respectively, for the same periods of fiscal 2008. The increases in gross margin in the three and six months ended September 30, 2009 as compared to the same periods in fiscal 2008 were due primarily to a higher volume of wind turbine core electrical component shipments and a higher percentage of higher-margin AMSC Power Systems business unit sales as compared to AMSC Superconductor business unit sales.
Operating Expenses
Research and development
     A portion of our R&D expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost-sharing funding. Our R&D expenditures are summarized as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2009	2008	2009	2008
R&D expenses per Consolidated Statements of Operations	$5,416	$4,688	$9,944	$9,601
R&D expenditures reclassified as costs of revenue	1,360	5,562	2,847	10,055
R&D expenditures offset by cost-sharing funding	227	236	617	677

Aggregated R&D expenses	$7,003	$10,486	$13,408	$20,333

     R&D expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) increased by 16% and 4% to $5.4 million and $9.9 million, or 7% of revenue, for each of the three and six months ended September 30, 2009, respectively, from $4.7 million and $9.6 million, or 12% of revenue for each of the three and six months ended September 30, 2008, respectively. The increases in R&D expenses were driven primarily by increased headcount and related labor spending, as well as added material and overhead spending to support new product development in our Power Systems business unit. The decreases in R&D expenditures reclassified to costs of revenue were a result of decreased efforts under our government funded contracts in our AMSC Superconductors business unit compared to the prior year periods. Aggregated R&D expenses, which include amounts classified as costs of revenue and amounts offset by cost-sharing funding, decreased 33% and 34% to $7.0 million and $13.4 million, or 9% of revenue, for each of the three and six months ended September 30, 2009, respectively, compared to $10.5 million and $20.3 million, or 26% and 25% of revenue, for the three and six months ended September 30, 2008, respectively. The decreases in fiscal 2009 were driven primarily by the net impact of the factors described above.
     Selling, general, and administrative
     A portion of the SG&A expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as SG&A expenses). Additionally, a portion of SG&A expenses was offset by cost-sharing funding. Our SG&A expenditures are summarized as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2009	2008	2009	2008
SG&A expenses per Consolidated Statements of Operations	$12,712	$8,849	$23,597	$17,742
SG&A expenditures reclassified as costs of revenue	73	335	127	460
SG&A expenditures offset by cost sharing funding	198	206	538	590

Aggregated SG&A expenses	$12,983	$9,390	$24,262	$18,792

     SG&A expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) increased by 44% and 33% to $12.7 million and $23.6 million, or 17% and 16% of revenue, in the three and six months ended September 30, 2009, respectively, from $8.8 million and $17.7 million, or 22% of revenue, for each of the three and six months ended September 30, 2008, respectively. For the three and six months ended September 30, 2009, the increases in SG&A expenses were due primarily to higher stock-based compensation expense and higher labor and related costs driven by headcount growth, partially offset by a reduction of $0.4 million and $1.1 million, respectively, in bad debt expense as a result of payments received and improved expectations for realizing a recovery on certain past due accounts. For these same reasons, Aggregated SG&A expenses, which include amounts classified as costs of revenue and amounts offset by cost sharing funding, increased 38% and 29% to $13.0 million and $24.3 million, or 17% and 16% of revenue, for the three and six months ended September 30, 2009, respectively, from $9.4 million and $18.8 million, or 23% of revenue, for each of the three and six months ended September 30, 2008, respectively.
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
Amortization of acquisition related intangibles
     We recorded $0.5 million and $0.9 million in the three and six months ended September 30, 2009, respectively, compared to $0.5 million and $1.0 million in the three and six months ended September 30, 2008, respectively, in amortization expense related to our contractual relationships/backlog, customer relationships, core technology and know-how, trade names and trademark intangible assets. These intangible assets are a result of our AMSC Windtec GmbH and Power Quality Systems, Inc. acquisitions.
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
     Aggregate restructuring charges associated with the Fiscal 2007 Plan were $7.8 million, of which $0.1 million and $0.5 million was recorded during the three and six months ended September 30, 2009, respectively. In the three and six months ended September 30, 2008, $0.5 million was recorded related to the closure of our Westborough, Massachusetts facility. All restructuring charges associated with the Fiscal 2007 Plan have resulted in cash disbursements and have been completed at the end of the second quarter of the fiscal year ending March 31, 2010.

Operating income (loss)
     Our operating income (loss) is summarized as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2009	2008	2009	2008
AMSC Power Systems	$19,866	$5,501	$35,261	$10,379
AMSC Superconductors	(5,647)	(5,892)	(11,144)	(11,001)
Unallocated corporate expenses	(3,889)	(3,422)	(7,396)	(5,879)

Total	$10,330	$(3,813)	$16,721	$(6,501)

     AMSC Power Systems operating income increased to $19.9 million and $35.3 million in the three and six months ended September 30, 2009, respectively, from $5.5 million and $10.4 million in the three and six months ended September 30, 2008, respectively. The increase in the three and six months ended September 30, 2009 was primarily the result of higher sales and margins, as described above.
     AMSC Superconductors operating loss decreased to $5.6 million from $5.9 million for the three months ended September 30, 2009 and 2008, respectively, and increased to $11.1 million from $11.0 million in the six months ended September 30, 2009 and 2008, respectively. The decrease in operating loss for the three months ended September 30, 2009 is primarily due to lower subcontractor costs compared to the same quarter in the previous fiscal year. The slight increase in operating loss for the six months ended September 30, 2009 is primarily a result of lower revenue offset by reduced subcontractor costs compared to the six months ended September 30, 2008.
     Unallocated corporate expenses include stock-based compensation expense of $3.9 million and $6.9 million in the three and six months ended September 30, 2009, respectively, compared to $2.9 million and $5.2 million in the three and six months ended September 30, 2008, respectively.
Non-operating expenses/Interest income
     Interest income decreased to $0.2 million and $0.4 million in the three and six months ended September 30, 2009, respectively, from $0.8 million and $1.6 million in the same periods of fiscal 2008, primarily due to lower interest rates, as we are investing in more conservative assets due to the current economic environment.
     Other income/(expense), net, was expense of $0.9 million and $2.8 million in the three and six months ended September 30, 2009, respectively, compared to income of $0.5 million and expense of $2.0 million for the three and six months ended September 30, 2008, respectively. Other expense, net, for the three and six months ended September 30, 2009 primarily relates to net foreign currency translation losses and net realized and unrealized gains and losses on hedging contracts. Other expense, net, for the second quarter of fiscal 2008 included a $1.1 million gain for the mark-to-market adjustments on the exercise of an outstanding warrant. Amounts charged to expense from mark-to-market adjustments on the warrant were $1.3 million in the six months ended September 30, 2008.
Income Taxes
     In the three and six months ended September 30, 2009, we recorded income tax expense of $5.3 million and $8.2 million, respectively, compared to $1.5 million and $3.3 million in the three and six months ended September 30, 2008, respectively. Income tax expense in all periods was driven primarily by income generated in foreign jurisdictions. We incurred losses in the U.S. during the three and six months of fiscal 2009 and 2008, and in China during the first quarter of fiscal 2008.

Liquidity and Capital Resources
     At September 30, 2009, we had cash, cash equivalents, marketable securities and restricted cash of $141.1 million compared to $117.2 million at March 31, 2009, an increase of $23.9 million. Our cash and cash equivalents, marketable securities and restricted cash are summarized as follows (in thousands):

	September 30,	March 31,
	2009	2009
Cash and cash equivalents	$86,752	$70,674
Marketable securities	46,304	39,255
Restricted cash	8,032	7,278

Total cash, cash equivalents, marketable securities and restricted cash	$141,088	$117,207

     The increase in cash and cash equivalents, marketable securities and restricted cash at September 30, 2009 from March 31, 2009 was primarily due to a greater collection of receivables, primarily for collections from large shipments close to the end of the first quarter.
     For the six months ended September 30, 2009, net cash provided by operating activities was $21.7 million compared to net cash provided by operating activities of $3.5 million in the six months ended September 30, 2008. The increase in cash provided by operations is due primarily to increases in net income of $16.3 million and cash generated from working capital of $3.5 million, due primarily to reduced inventories.
     For the six months ended September 30, 2009, net cash used in investing activities was $11.9 million compared to $25.8 million in the six months ended September 30, 2008. The decrease in cash used in investing activities was driven primarily by a net reduction in marketable securities during the first six months of fiscal 2009.
     For the six months ended September 30, 2009, cash provided by financing activities was $4.1 million compared to $12.0 million in the same period of fiscal 2008. The decrease was due to a reduction in proceeds from the exercise of employee stock options.
     Although our cash requirements fluctuate based on a variety of factors, including customer adoption of our products and our research and development efforts to commercialize our products, we believe that our available cash will be sufficient to fund our working capital, capital expenditures, and other cash requirements for at least the next twelve months.
     We also have unused, unsecured lines of credit of €0.5 million (approximately $0.7 million), which is available until September 30, 2010, and CNY 17.8 million (approximately $2.6 million) which is available until June 30, 2012.
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
     We occasionally enter into construction contracts that include a performance bond. As these contracts progress, we continually assess the probability of a payout from the performance bond. Should we determine that such a payout is likely, we would record a liability. As of September 30, 2009, there were no recorded performance-based liabilities.
New Accounting Pronouncements
     In June 2008, the Financial Accounting Standards Boards (“FASB”) issued guidance in determining whether instruments granted in share-based payment transactions are participating securities for purposes of calculating earnings per share. Under the provisions of this standard, unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents are considered participating securities for purposes of calculating earnings per share. This accounting standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. We adopted this standard on April 1, 2009. The adoption required us to modify its prior year weighted average number of shares outstanding but did not have a material effect on our financial condition or results of operations.

     In April 2009, the FASB issued a standard which amends and clarifies a previous standard for business combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Under this standard, an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition date fair value can be determined during the measurement period. If the acquisition date fair value cannot be determined, the acquirer applies the recognition criteria in accounting for contingencies, and a reasonable estimation of the amount of a loss, to determine whether the contingency should be recognized as of the acquisition date or after it. The adoption of this standard could materially change the accounting for business combinations consummated subsequent to its effective date of April 1, 2009. On April 1, 2009, we adopted the provisions of this standard and the results of adoption did not have a material effect on our financial condition or results of operations.
     In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification will become the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and will not have an effect on our financial condition or results of operations.
     In July 2009, the FASB issued new guidance for all U.S. GAAP financial statements for public and private companies, which significantly amends the existing consolidation accounting model for variable interest entities, and includes extensive new disclosure requirements. This new guidance is effective for fiscal years (and interim periods in those fiscal years) beginning after November 15, 2009. We do not currently have a variable interest entity and do not expect this standard to have a material impact on our financial condition or results of operations.
     In September 2009, the Emerging Issues Task Force issued new rules pertaining to the accounting for revenue arrangements with multiple deliverables. The new rules provide an alternative method for establishing fair value of a deliverable when vendor specific objective evidence cannot be determined. The guidance provides for the determination of the best estimate of selling price of separate deliverables and allows the allocation of arrangement consideration using this relative selling price model. The guidance supersedes the prior multiple element revenue arrangement accounting rules that are currently used by us. The new guidance can be prospectively applied beginning January 1, 2011 or can be early or retrospectively adopted. We are currently evaluating the impact of adopting the guidance.
     In September 2009, the FASB amended its rules pertaining to certain revenue arrangements that include software elements, to remove from its scope tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. The accounting change is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. We are currently evaluating the impact of adopting the guidance.

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
     The functional currency of all our foreign entities is the U.S. dollar, except for our wholly-owned Austrian subsidiary, AMSC Windtec GmbH, for which the local currency (Euro) is the functional currency, and our wholly-owned Chinese subsidiary, Suzhou AMSC Super Conductor Co., Ltd., for which the local currency (renminbi) is the functional currency. We monitor foreign currency exposures and hedge currency risk when deemed appropriate. Cumulative translation adjustments are excluded from net loss and reported as a separate component of stockholders’ equity. Foreign currency transaction and translation losses were $3.0 million for the six months ended September 30, 2009. Future operating results could be impacted by material foreign currency fluctuations. In the future, should foreign currency fluctuations become material, management will review options to limit the financial impact to our operations.
     Our foreign currency risk management strategy is principally designed to mitigate the potential financial impact of changes in the value of transactions and balances denominated in foreign currency, resulting from changes in foreign currency exchange rates. Our foreign currency hedging program uses currency options to manage the foreign currency exposures that exist as part of our ongoing business operations. The contracts primarily are denominated in Euros and have maturities of less than three months. On September 30, 2009, we had a contract outstanding to hedge the Company’s wholly-owned Austrian subsidiary, AMSC Windtec GmbH (“Windtec”) USD exposure, with a nominal value of $15.6 million which expired on October 30, 2009. The forward contract sold US dollars and bought Euros at $1.4663.
     Generally, we do not designate currency option contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in earnings. Gains and losses on these contracts are included in other expense, net.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     As of September 30, 2009, there have not been any material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, although we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.
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

AMERICAN SUPERCONDUCTOR CORPORATION
Date: November 5, 2009	/s/ DAVID A. HENRY
David A. Henry
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Executive Severance Agreement dated as of September 8, 2009 between the Registrant and Susan J. DiCecco.

10.2	2007 Stock Incentive Plan, as amended (1).

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on form 8-K filed with the Securities and Exchange Commission (the “Commission”) on August 12, 2009 (Commission File No. 000-19672)