Form 10-Q
period 2009-12-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2010-02-03
CIK 880807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: December 31, 2009

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission File Number: 0-19672

American Superconductor Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2959321 (I.R.S. Employer Identification No.)

64 Jackson Road, Devens, Massachusetts (Address of principal executive offices)	01434 (Zip Code)
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Shares outstanding of the Registrant’s common stock:

Common Stock, par value $0.01 per share	44,789,359

Class	Outstanding as of January 29, 2010

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,	March 31,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$40,383	$70,674
Marketable securities	50,913	39,255
Accounts receivable, net	78,894	50,103
Inventory	36,100	35,129
Restricted cash	5,802	5,872
Prepaid expenses and other current assets	13,074	10,313
Deferred tax assets, net	791	1,160

Total current assets	225,957	212,506

Property, plant and equipment, net	58,094	54,838
Goodwill	38,643	26,233
Intangibles, net	8,526	8,859
Marketable securities	15,681	—
Restricted cash	—	1,406
Other assets	18,008	5,264

Total assets	$364,909	$309,106

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$65,386	$60,253
Deferred revenue	19,494	21,066

Total current liabilities	84,880	81,319

Deferred revenue	11,637	4,902
Deferred tax liabilities, net	915	840
Other	375	184

Total liabilities	97,807	87,245

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock	444	433
Additional paid-in capital	682,059	653,054
Deferred contract costs — warrant	—	(2)
Accumulated other comprehensive income (loss)	425	(4,487)
Accumulated deficit	(415,826)	(427,137)

Total stockholders’ equity	267,102	221,861

Total liabilities and stockholders’ equity	$364,909	$309,106

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three months ended		Nine months ended
	December 31,		December 31,
	2009	2008	2009	2008
Revenues	$80,659	$41,334	$228,331	$121,526

Cost and operating expenses:
Cost of revenues	50,444	31,764	146,498	89,630
Research and development	6,421	5,305	16,365	14,906
Selling, general and administrative	12,881	9,400	36,478	27,142
Amortization of acquisition related intangibles	473	433	1,378	1,417
Restructuring and impairments	—	168	451	668

Total cost and operating expenses	70,219	47,070	201,170	133,763

Operating income (loss)	10,440	(5,736)	27,161	(12,237)

Interest income	195	697	628	2,273
Other income (expense), net	193	(423)	(2,654)	(2,413)

Income (loss) before income tax expense	10,828	(5,462)	25,135	(12,377)

Income tax expense	5,649	2,310	13,824	5,566

Net income (loss)	$5,179	$(7,772)	$11,311	$(17,943)

Net income (loss) per common share
Basic	$0.12	$(0.18)	$0.26	$(0.42)

Diluted	$0.11	$(0.18)	$0.25	$(0.42)

Weighted average number of common shares outstanding
Basic	44,623	43,024	44,222	42,596

Diluted	45,566	43,024	45,072	42,596

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three months ended		Nine months ended
	December 31,		December 31,
	2009	2008	2009	2008

Net income (loss)	$5,179	$(7,772)	$11,311	$(17,943)

Other comprehensive income (loss)
Foreign currency translation	(2,275)	(832)	5,030	(4,587)
Unrealized gain/(loss) on investments	(9)	254	(118)	129

Other comprehensive income (loss)	(2,284)	(578)	4,912	(4,458)

Comprehensive income (loss)	$2,895	$(8,350)	$16,223	$(22,401)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the nine months ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$11,311	$(17,943)
Adjustments to reconcile net income/(loss) to net cash used in operations:
Depreciation and amortization	7,158	6,192
Stock-based compensation expense	10,440	7,586
Stock-based compensation expense—non-employee	91	18
Allowance for doubtful accounts	260	1,466
Re-valuation of warrant	—	1,334
Deferred income taxes	(1,608)	427
Other non-cash items	745	652
Changes in operating asset and liability accounts:
Accounts receivable	(33,035)	(5,735)
Inventory	(728)	(11,531)
Prepaid expenses and other current assets	(2,978)	(1,433)
Accounts payable and accrued expenses	3,325	9,602
Deferred revenue	3,882	8,523

Net cash used in operating activities	(1,137)	(842)

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(8,232)	(5,247)
Purchase of marketable securities	(68,096)	(77,602)
Proceeds from the maturity of marketable securities	40,638	57,080
Change in restricted cash	1,645	5,030
Purchase of intangible assets	(1,360)	(845)
Change in other assets	(879)	(80)

Net cash used in investing activities	(36,284)	(21,664)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	6,048	12,230

Net cash provided by financing activities	6,048	12,230

Effect of exchange rate changes on cash and cash equivalents	1,082	(1,970)

Net decrease in cash and cash equivalents	(30,291)	(12,246)

Cash and cash equivalents at beginning of period	70,674	67,834

Cash and cash equivalents at end of period	$40,383	$55,588

Supplemental schedule of cash flow information:
Non-cash issuance of common stock	$1,610	$443
Non-cash contingent consideration in connection with acquisitions	10,828	11,008
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
     These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those instructions. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States of America. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended December 31, 2009 and 2008 and the financial position at December 31, 2009. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.
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
New Accounting Pronouncements
     In June 2008, the Financial Accounting Standards Boards (“FASB”) issued guidance in determining whether instruments granted in share-based payment transactions are participating securities for purposes of calculating earnings per share. Under the provisions of this standard, unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents are considered participating securities for purposes of calculating earnings per share. This accounting standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company adopted this standard on April 1, 2009. The adoption did not have a material effect on its financial condition or results of operations.
     In April 2009, the FASB issued a standard, which amends and clarifies a previous standard for business combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Under this standard, an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition date fair value can be determined during the measurement period. If the acquisition date fair value cannot be determined, then the acquirer applies the recognition criteria in accounting for contingencies, and makes a reasonable estimation of the amount of a loss, to determine whether the contingency should be recognized as of the acquisition date or after it. The adoption of this standard could materially change the accounting for business combinations consummated subsequent to its effective date of April 1, 2009. On April 1, 2009, the Company adopted the provisions of this standard and the adoption did not have a material effect on its financial condition or results of operations.
     In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification became the single source for all authoritative United States generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change U.S. GAAP and did not have an effect on the Company’s financial condition or results of operations.
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
     In September 2009, the Emerging Issues Task Force issued new rules pertaining to the accounting for revenue arrangements with multiple deliverables. The new rules provide an alternative method for establishing fair value of a deliverable when vendor specific objective evidence or third party evidence cannot be determined. The rules provide for the determination of the best estimate of selling price for separate deliverables and allow the allocation of arrangement consideration using this relative selling price model. The guidance supersedes the prior multiple element revenue arrangement accounting rules that are currently used by the Company. The new guidance can be prospectively applied in fiscal years beginning on or after June 15, 2010 or can be earlier or retrospectively adopted. The Company is currently evaluating the impact of adopting the guidance.
2. Stock-Based Compensation
     The Company accounts for its stock-based compensation at fair value. The following table summarizes employee stock-based compensation expense by financial statement line item for the three and nine months ended December 31, 2009 and 2008 (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31
	2009	2008	2009	2008
Cost of revenues	$307	$353	$886	$1,035
Research and development	509	538	1,499	1,574
Selling, general and administrative	2,706	1,501	8,055	4,977

Total	$3,522	$2,392	$10,440	$7,586

     During the nine months ended December 31, 2009, the Company granted approximately 850,000 stock options and 205,000 shares of restricted stock and 10,000 restricted stock units to employees under the 2007 Stock Incentive Plan. The Company also granted 18,000 shares of restricted stock to directors under the 2007 Director Stock Option Plan. The fair value of the grants made during the nine months ended December 31, 2009 was $20.6 million. The restricted stock awards include approximately 92,000 shares of performance-based restricted stock, which will vest upon achievement of certain annual financial and operational performance measurements. The remaining awards of restricted stock vest upon the passage of time, generally in equal annual installments over three years. The 10,000 restricted stock units are performance-based and will vest upon achievement of certain operational performance measurements. For awards that vest upon the passage of time, expense is being recorded on a straight-line basis over the vesting period. At December 31, 2009, the Company determined that achievement of the performance measures for the shares of performance-based restricted stock is probable and as such, is recognizing the fair value of the performance-based restricted stock awards over the estimated performance period of each award.
     The total unrecognized compensation cost for unvested employee stock-based compensation awards outstanding, net of estimated forfeitures, was $21.1 million at December 31, 2009. This expense will be recognized over a weighted-average expense period of 2.0 years.
     The assumptions used in the Black-Scholes valuation model for stock options granted during the three and nine months ended December 31, 2009 and 2008 are as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2009	2008	2009	2008
Expected volatility	65.6%	71.2%	68.9%	60.2%
Risk-free interest rate	2.6%	1.5%	2.6%	3.1%
Expected life (years)	4.8	4.9	4.8	4.9
Dividend yield	None	None	None	None
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
3. Computation of Net Income (Loss) per Common Share
     Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing the net income (loss) by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. For the three and nine months ended December 31, 2009 and 2008, common equivalent shares of 0.1 million shares and 0.9 million shares, respectively, and 3.3 million shares and 3.3 million shares, respectively, were not included in the calculation of diluted EPS as they were considered anti-dilutive.
     The following table reconciles the numerators and denominators of the earnings per share calculation for the three and nine months ended December 31, 2009 and 2008 (in thousands, except per share data):

	Three months ended		Nine months ended
	December 31,		December 31,
	2009	2008	2009	2008

Numerator:
Net income (loss)	$5,179	$(7,772)	$11,311	$(17,942)

Denominator:
Weighted-average shares of common stock outstanding	44,665	43,653	44,276	43,196
Weighted-average shares subject to repurchase	(42)	(629)	(54)	(600)

Shares used in per-share calculation — basic	44,623	43,024	44,222	42,596

Dilutive effect of employee equity incentive plans	943	—	850	—

Shares used in per-share calculation — diluted	45,566	43,024	45,072	42,596

Net income (loss) per share — basic	$0.12	$(0.18)	$0.26	$(0.42)

Net income (loss) per share — diluted	$0.11	$(0.18)	$0.25	$(0.42)

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
     The following table provides the assets carried at fair value, measured as of December 31, 2009 and March 31, 2009 (in thousands):

			Using Significant	Using Significant
		Quoted Prices in	Other	Unobservable
	Total Carrying	Active Markets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2009
Cash equivalents	$29,141	$29,141	$—	$—
Marketable securities	66,594	—	66,594	—
March 31, 2009:
Cash equivalents	$30,483	$30,483	$—	$—
Marketable securities	39,255	—	39,255	—
     The Company uses foreign currency derivatives. The fair value of the Company’s foreign currency derivatives is immaterial to all periods presented.
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
     The Company’s marketable securities are classified as available-for-sale securities and, accordingly, are recorded at fair value. At December 31, 2009, the Company primarily held U.S. government backed commercial paper and European sovereign bonds and at March 31, 2009, the Company primarily held U.S. government backed commercial paper. All commercial paper is rated A-1 or higher. The difference between amortized cost and fair value is included in stockholders’ equity. Marketable securities are measured using such inputs as quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable for the asset (for example, interest rates and yield curves observable at commonly quoted intervals), and inputs that are derived principally from or corroborated by observable market data by correlation or other means, and are classified within Level 2 of the valuation hierarchy.
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
     The Company’s foreign currency risk management strategy is principally designed to mitigate the potential financial impact of changes in the value of transactions and balances denominated in foreign currency, resulting from changes in foreign currency exchange rates. The Company’s foreign currency hedging program uses both forward contracts and currency options to manage the foreign currency exposures that exist as part of its ongoing business operations. The contracts primarily are denominated in the Euro and Chinese renminbi (“CNY”) and have maturities of less than six months. On December 31, 2009, the Company had a forward contract outstanding to hedge the Company’s wholly-owned Austrian subsidiary, AMSC Windtec GmbH (“Windtec”) USD exposure, with a nominal value of $25.0 million, which expired on January 29, 2010. The forward contract sold US dollars and bought Euros at $1.4423. The Company also had two forward contracts outstanding to hedge receivables exposure at the Company’s wholly-owned China subsidiary, Suzhou AMSC Superconductor Co., Ltd., selling CNY and buying USD at $6.797 and $6.772, respectively, with nominal values of $15.0 million each, which expire on March 31, 2010 and April 30, 2010, respectively.
     Generally, the Company does not designate forward contracts or currency option contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in earnings. Gains and losses on these contracts are included in other expense, net.
     Net realized and unrealized losses on forward contracts and option contracts included in other expense, net, excluding the underlying foreign currency exposure being hedged, were $0.6 million and $0.4 million for the three and nine months ended December 31, 2009 respectively.
6. Inventory
     The components of inventory are as follows (in thousands):

	December 31,	March 31,
	2009	2009
Raw materials	$13,868	$16,098
Work-in-progress	7,788	6,522
Finished goods	10,966	8,150
Deferred program costs	3,478	4,359

Net inventory	$36,100	$35,129

     Finished goods inventory of $11.0 million as of December 31, 2009 includes $1.0 million which represents costs of product shipped to customers on contracts for which revenue was deferred until final customer acceptance.
     Deferred program costs of $3.5 million as of December 31, 2009 and $4.4 million as of March 31, 2009 primarily represent costs incurred on wind turbine development programs where the Company needs to achieve certain milestones or complete development programs before revenue and costs will be recognized. Deferred program costs of $2.6 million as of March 31, 2009 were incurred on a long-term turnkey D-VAR® system project that were subsequently recorded in cost of revenue in the three months ended June 30, 2009 when the related revenue was recognized.
7. Product Warranty
     The Company generally provides a one to two year warranty on its products, commencing upon installation. A provision is recorded upon revenue recognition to “Cost of revenues” for estimated warranty expense based on historical experience.
     Product warranty activity was as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2009	2008	2009	2008
Balance at beginning of period	$5,497	$2,443	$4,749	$1,775
Accruals for warranties during the period	2,238	1,269	4,955	3,706
Settlements and adjustments during the period	(1,703)	(1,069)	(3,672)	(2,838)

Balance at end of period	$6,032	$2,643	$6,032	$2,643

8. Income Taxes
     The Company recorded income tax expense of $5.6 and $13.8 million for the three and nine months ended December 31, 2009, respectively, and $2.3 and $5.6 million for the three and nine months ended December 31, 2008, respectively, related primarily to income generated in foreign jurisdictions. The Company has provided a valuation allowance against all deferred tax assets in the U.S. as it is more likely than not that its deferred tax assets are not currently realizable due to the net operating losses incurred by the Company in the U.S. since its inception.

9. Commitments and Contingencies
     In April 2005, the Company issued to TM Capital (which subsequently assigned it to Provident Premier Master Fund, Ltd. (“Provident”)) a common stock purchase warrant for 200,000 shares of the Company’s common stock, exercisable for a five-year term, with an exercise price of $9.50 per share (the “Warrant”). In August 2008, Provident utilized the cashless exercise provision and exercised the entire Warrant in exchange for 148,387 shares of the Company’s common stock. The Warrant was re-valued at $4.3 million at the time of exercise, resulting in a charge of $1.3 million for the nine months ended December 31, 2008, (reported in Other income (expense) in the Unaudited Condensed Consolidated Statements of Operations).
     From time to time, the Company enters into long-term construction contracts and other business arrangements with customers that require the Company to obtain bank guarantees or performance bonds. The Company may be required to deposit an amount equivalent to some or all of the face amount of the performance bonds into an escrow account until the termination of the bond. When the performance conditions are met, amounts deposited as collateral for the performance bonds are returned to the Company.
     On June 26, 2008, the Company entered into a performance bond for CNY 1.1 million (approximately $0.2 million) with a Chinese customer to guarantee supply of core components and software, which expires June 30, 2012. The performance bond was issued utilizing a Bank of China CNY 18.9 million (approximately $2.8 million) unsecured line of credit, which is available until June 30, 2012.
     As of December 31, 2009, the Company had outstanding performance bonds issued on behalf of Windtec, for €0.9 million (approximately $1.4 million) in connection with three contracts to provide power electronics for three customers. The first performance bond for €0.1 million (approximately $0.1 million) expires on February 6, 2010, the second performance bond for €0.3 million (approximately $0.4 million) will expire on September 30, 2010 and the third performance bond for €0.6 million (approximately $0.8 million) will expire on December 31, 2010. In the event that the payment is made in accordance with the requirements of any of these performance bonds, the Company would record the payment as an offset to revenue. The performance bonds are secured with restricted cash, included in current assets.
     At December 31, 2009 and March 31, 2009, the Company had $5.8 million and $5.9 million, respectively, of restricted cash included in current assets, which includes the restricted cash securing the Windtec performance bonds noted above, and $1.4 million of long-term restricted cash at March 31, 2009. Total restricted cash as of December 31, 2009 and March 31, 2009 was $5.8 million and $7.3 million, respectively. The Company also has an additional $1.6 million in bank guarantees and letters of credit supported by unsecured lines of credit.
     The Company also has unused, unsecured lines of credit of €0.5 million (approximately $0.7 million) which is available until June 30, 2010, and CNY 17.5 million (approximately $2.6 million) which is available until June 30, 2012. During the three months ended December 31, 2009, the Company was able to reduce its long term restricted cash in the U.S. through the establishment of credit relationships with a number of U.S. banks.
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
     Costs incurred and funding received under these agreements are as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2009	2008	2009	2008
Costs incurred	$943	$615	$3,418	$3,392
R&D expenditures offset by cost sharing funding received	250	163	867	840
G&A expenditures offset by cost sharing funding received	217	141	755	731
     At December 31, 2009, total funding received to date under these agreements was $29.5 million.
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
     The acquisition agreement included an earn-out provision for the issuance of up to an additional 0.5 million shares of common stock based on the achievement of certain order growth targets for existing PQS products for the fiscal years ended March 31, 2008 and 2009. During the nine months ended December 31, 2008, the Company recorded contingent consideration related to the acquisition of PQS of $1.7 million to Goodwill and Additional paid-in capital, representing 75,000 shares earned. These shares were issued during the first quarter of the fiscal year ended March 31, 2009. In addition, during the nine months ended December 31, 2009, the Company recorded contingent consideration of $1.2 million to Goodwill and Additional paid-in capital, representing 75,000 shares earned for the fiscal year ended March 31, 2009. These shares were issued in the first quarter of the fiscal year ending March 31, 2010.
Acquisition of Windtec Consulting GmbH
     On January 5, 2007, the Company acquired Windtec Consulting GmbH (“Windtec”), an Austrian corporation. Windtec develops and sells electrical systems for wind turbines. Windtec also provides technology transfer for the manufacturing of wind turbines; documentation services; and training and support regarding the assembly, installation, commissioning, and service of wind turbines.
     The acquisition agreement included an earn-out provision for the issuance of up to an additional 1,400,000 shares of common stock upon Windtec’s achievement of specified revenue objectives during the fiscal years ending March 31, 2008, 2009, 2010 and 2011. The Company recorded contingent consideration of $9.8 million to Goodwill and Additional paid-in capital based on 350,000 shares earned in the nine months ended December 31, 2008. These shares were issued in the first quarter of the fiscal year ending March 31, 2010. During the nine months ended December 31, 2009, the Company recorded contingent consideration of $10.8 million to Goodwill and Additional paid-in capital representing 350,000 shares earned. These shares are expected to be issued in the first quarter of the fiscal year ending March 31, 2011. No further contingent consideration will be recorded for the fiscal year ending March 31, 2010 as this was the maximum amount of contingent consideration that can be earned.
Investment in Tres Amigas
     On October 13, 2009, the Company announced it had made a minority investment in Tres Amigas LLC (“Tres Amigas”), a merchant transmission company, for $1.8 million. Consideration for the investment was $0.8 million in cash and $1.0 million in AMSC common stock. The investment was recorded under the equity method of accounting and is included in Other assets on the condensed consolidated balance sheet. The Company’s minority interest in the losses of Tres Amigas are included in Other income (expense) on the condensed consolidated statement of operations, and were immaterial for the three months ended December 31, 2009.
12. Restructuring and Impairments
     On October 25, 2007, the Company’s Board of Directors approved a restructuring plan (the “Fiscal 2007 Plan”) to reduce operating costs by closing its last remaining facility in Westborough, Massachusetts and consolidating those operations into its Devens, Massachusetts facility. No headcount reductions were associated with the Fiscal 2007 Plan.
     Aggregate restructuring charges associated with the Fiscal 2007 Plan were $7.8 million, of which $0.5 million was recorded during the nine months ended December 31, 2009, for additional costs related to the consolidation of the Company’s Massachusetts operations and the closure of its former headquarters facility in Westborough. These additional costs were driven by delays in returning the building to the landlord in its mutually-agreed upon condition. The lease termination date was August 31, 2009. All restructuring charges associated with the Fiscal 2007 Plan have resulted in cash disbursements and had been completed at the end of the second quarter of the fiscal year ending March 31, 2010.
     The following table presents the restructuring expense and cash disbursements for the Fiscal 2007 Plan for the nine months ended December 31, 2009 (in thousands):

	Lease	Decontamination and
	Termination	Other Facility
	Costs	Closing Costs	Total
Balance March 31, 2009	$462	$1,648	$2,110
Charges to operations	445	6	451
Cash disbursements	(907)	(1,654)	(2,561)

Balance December 31, 2009	$—	$—	$—

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
     AMSC Superconductors business unit manufactures high temperature superconductor (“HTS”) wire and coils; designs and develops superconductor products, such as power cables, fault current limiters and motors; and manages large-scale superconductor projects.
     The operating results for the two business segments are as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2009	2008	2009	2008
Revenues:
AMSC Power Systems	$77,026	$38,277	$219,513	$109,783
AMSC Superconductors	3,633	3,057	8,818	11,743

Total	$80,659	$41,334	$228,331	$121,526

	Three months ended		Nine months ended
	December 31,		December 31,
	2009	2008	2009	2008
Operating income (loss):
AMSC Power Systems	$19,941	$3,208	$55,202	$13,587
AMSC Superconductors	(5,941)	(6,264)	(17,085)	(17,265)
Unallocated corporate expenses	(3,560)	(2,680)	(10,956)	(8,559)

Total	$10,440	$(5,736)	$27,161	$(12,237)

     The accounting policies of the business segments are the same as those for the consolidated Company, except that certain corporate expenses which the Company does not believe are specifically attributable or allocable to either of the two business segments have been excluded from the segment operating income (loss). Unallocated corporate expenses include stock-based compensation expense of $3.5 million and $2.4 million for the three months ended December 31, 2009 and 2008, respectively, and $10.4 million and $7.6 million for the nine months ended December 31, 2009 and 2008, respectively. Unallocated corporate expenses for the nine months ended December 31, 2009 included $0.5 million of restructuring charges related primarily to the closure of the Company’s facility in Westborough, Massachusetts.
     For the three and nine months ended December 31, 2009, a substantial portion of the Company’s revenues was derived from one customer: Sinovel Wind Co., Ltd., a manufacturer of wind turbines based in China. Sales to Sinovel represented 76% and 69% of total revenues for the three and nine months ended December 31, 2009, respectively, compared to 70% and 67% for the three and nine months ended December 31, 2008, respectively.
     Total assets for the two business segments are as follows (in thousands):

	December 31,	March 31,
	2009	2009
AMSC Power Systems	$190,620	$136,777
AMSC Superconductors	29,028	21,830
Corporate assets	145,261	150,499

Total	$364,909	$309,106

     Corporate assets includes cash and cash equivalents, marketable securities, restricted cash and Corporate fixed assets.
14. Subsequent Events
     The Company has performed an evaluation of subsequent events through February 3, 2010, which is the date the financial statements were issued.

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
     Our products are in varying stages of commercialization. Thousands of our power electronic converters have been sold commercially, as part of integrated systems, to electric utilities, wind turbines and other manufacturers and wind farm developers, owners and operators since 1999. We began production of our first generation, or “1G,” HTS wire in 2003, and ceased 1G production in 2006 in favor of second generation or “2G” HTS wire. We started initial production of 344 superconductors, our brand name for 2G HTS wire, in November 2007. The principal applications for HTS wire (power cables, fault current limiters, rotating machines and specialty magnets) are currently in the prototype stage. Some of these prototypes are funded by U.S. government contracts, primarily with the Department of Defense (“DOD”), Department of Energy (“DOE”) and the Department of Homeland Security (“DHS”).

     Our fiscal year begins on April 1 and ends on March 31. When we refer to a particular fiscal year, we are referring to the fiscal year ending on March 31 of the following year. For example, fiscal 2009 refers to the fiscal year ending March 31, 2010. Our third quarter of fiscal 2009 began on October 1, 2009 and ended on December 31, 2009.
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
Critical Accounting Policies and Estimates
     The preparation of consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. There were no significant changes in the third quarter of fiscal 2009 in our critical accounting policies as disclosed in our Form 10-K for fiscal 2008, which ended on March 31, 2009.
Results of Operations
Three and nine months ended December 31, 2009 compared to the three and nine months ended December 31, 2008
     We operate our business and report our financial results to the Chief Executive Officer in two reportable business segments: AMSC Power Systems and AMSC Superconductors.
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
Revenues
     Total revenues increased by 95% and 88% to $80.7 million and $228.3 million for the three and nine months ended December 31, 2009 from $41.3 million and $121.5 million for the three and nine months ended December 31, 2008. Our revenues are summarized as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2009	2008	2009	2008
Revenues:
AMSC Power Systems	$77,026	$38,277	$219,513	$109,783
AMSC Superconductors	3,633	3,057	8,818	11,743

Total	$80,659	$41,334	$228,331	$121,526

     Revenues in our AMSC Power Systems business unit consist of revenues from wind turbine electrical systems, wind turbine license and development contracts as well as D-VAR®, D-VAR RT, SVC, and PowerModule™ product sales, service contracts, and consulting arrangements. We also engineer, install and commission our products on a turnkey basis for some customers. Our AMSC Power Systems business unit accounted for 95% and 96% of total revenues for the three and nine month periods ended December 31, 2009, compared to 93% and 90% of total revenues for the three and nine months ended December 31, 2008, respectively. Revenues in the AMSC Power Systems business unit increased 101% and 100% to $77.0 million and $219.5 million in the three and nine months ended December 31, 2009, respectively, from $38.3 million and $109.8 million in the three and nine months ended December 31, 2008, respectively. The increases in AMSC Power Systems business unit revenues were primarily due to higher sales of wind electrical systems and core components, primarily to customers in China and additionally, for the nine months ended December 31, 2009, higher D-VAR® system shipments, as well as shipments of our D-VAR RT products to ACCIONA Energy in Spain. The Company records revenue in foreign currencies, primarily the Euro and Chinese renminbi. Changes in exchange rates from the prior year had a deminimus effect on revenues for both the three and nine months ended December 31, 2009.
     For the three and nine months ended December 31, 2009, a substantial portion of our revenues was derived from one customer: Sinovel Wind Co., Ltd., a manufacturer of wind turbines based in China. Sales to Sinovel represented 76% and 69% of total revenues for the three and nine months ended December 31 2009, respectively, compared to 70% and 67% for the three and nine months ended December 31, 2008, respectively.
     Revenues in our AMSC Superconductors business unit consist of contract revenues, HTS wire sales, revenues under government-sponsored electric utility projects, and other prototype development contracts. AMSC Superconductors business unit revenue is primarily recorded using the percentage-of-completion method. AMSC Superconductors business unit accounted for 5% and 4% of total revenues for the three and nine month periods ended December 31, 2009, compared to 7% and 10% for the three and nine months ended December 31, 2008, respectively. AMSC Superconductors business unit revenue increased 19% to $3.6 million in the three months ended December 31, 2009, from $3.1 million in the three months ended December 31, 2008, and decreased 25% to $8.8 million in the nine months ended December 31, 2009, from $11.7 million for the nine months ended December 31, 2008. Revenues from significant AMSC Superconductors government funded contracts are summarized as follows (in thousands):

			Revenue Earned for the		Revenue Earned for the
		Revenue Earned	three months		nine months
	Expected Total	through	ended December 31,		ended December 31,
	Contract Value	December 31, 2009	2009	2008	2009	2008
Project Name
HYDRA	$24,908	$8,877	$196	$1,023	$1,025	$3,443
LIPA I and II	40,141	33,489	1,115	593	2,754	1,889
DOE-FCL	7,898	3,983	403	489	980	1,741
NAVSEA Motor Study	6,511	6,087	133	336	207	2,748
     These significant projects represented 51% and 56% of AMSC Superconductors business unit revenue for the three and nine months ended December 31, 2009, respectively, compared to 80% and 84% for the three and nine months ended December 31, 2008, respectively.
     The increase in AMSC Superconductors business unit revenue for the three months ended December 31, 2009 was driven by increased efforts in support of the LIPA II project and the delivery of 2G wire on a commercial cable project. The decrease in AMSC Superconductors business unit revenue for the first nine months of fiscal 2009 was driven primarily by lower HYDRA project revenues due to delays in project milestones and the completion of the NAVSEA Motor Study. We recognize superconductor cable project revenues from the Project HYDRA contract with Consolidated Edison, Inc. (“ConEdison”), which is being funded by DHS. DHS is expected to invest up to a total of $24.9 million in the development of a new high temperature superconductor power grid technology to enable Secure Super Grids™. Secure Super Grids utilize customized HTS wires, superconductor power cables and ancillary controls to deliver more power through the grid while also being able to suppress power surges that can disrupt service. Of the total $24.9 million in funding expected from DHS, it has committed funding of $16.3 million to us as of December 31, 2009. We recognized $0.2 million in revenue related to the Project HYDRA during the third quarter of fiscal 2009, compared to $1.0 million in the same period of fiscal 2008. ConEdison and Southwire Company are subcontractors to us on this project. In 2009, we received word from ConEdison that, due to the recent economic downturn and a resulting decrease in New York City power demands, they are deferring investment in a new substation that was to be connected to an existing substation by our Secure Super Grids solution in 2010. Since that time, we have successfully tested a prototype Secure Super Grids system and met our other project milestones, but the timing of project completion is currently unknown. AMSC remains actively engaged with ConEdison and the Department of Homeland Security to find a new site for the Secure Super Grids installation.
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
Cost-sharing funding
     In addition to reported revenues, we also received funding of $0.4 million and $1.6 million for the three and nine months ended December 31, 2009, respectively, under U.S. government cost-sharing agreements with the U.S. Air Force and DOE, compared to $0.3 million and $1.6 million for the three and nine months ended December 31, 2008, respectively. All of our cost-sharing agreements provide funding in support of development work on our 344 superconductors being done in our AMSC Superconductors business unit. We anticipate that a portion of our funding in the future will continue to come from cost-sharing agreements as we execute joint programs with government agencies. Funding from government cost-

sharing agreements is recorded as an offset to research and development (“R&D”) and selling, general and administrative (“SG&A”) expenses, rather than as revenue. As of December 31, 2009, we anticipate recognizing an additional $0.2 million offset to R&D and SG&A expenses related to these cost-sharing agreements over the next year.
Cost of Revenues and Gross Margin
     Cost of revenues increased by 59% and 63% to $50.4 million and $146.5 million for the three and nine months ended December 31, 2009, respectively, compared to $31.8 million and $89.6 million for the three and nine months ended December 31, 2008, respectively. Gross margin was 37.5% and 35.8% for the three and nine months ended December 31, 2009, respectively, compared to 23.2% and 26.2%, respectively, for the same periods of fiscal 2008. The increases in gross margin in the three and nine months ended December 31, 2009 as compared to the same periods in fiscal 2008 were due primarily to a shift in mix towards higher margin wind turbine core electrical component shipments and material cost reductions, primarily resulting from the localization of component supply in China for our power electronic converters which are now manufactured there.
Operating Expenses
Research and development
     A portion of our R&D expenditures related to externally funded development contracts has been classified as cost of revenues (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost-sharing funding. Our R&D expenditures are summarized as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2009	2008	2009	2008
R&D expenses per Consolidated Statements of Operations	$6,421	$5,305	$16,365	$14,906
R&D expenditures reclassified as cost of revenues	1,832	4,710	4,679	14,765
R&D expenditures offset by cost-sharing funding	250	163	867	840

Aggregated R&D expenses	$8,503	$10,178	$21,911	$30,511

     R&D expenses (exclusive of amounts classified as cost of revenues and amounts offset by cost-sharing funding) increased by 21% and 10% to $6.4 million and $16.4 million, or 8% and 7% of revenue, for the three and nine months ended December 31, 2009, respectively, from $5.3 million and $14.9 million, or 13% and 12% of revenue, for the three and nine months ended December 31, 2008, respectively. The increases in R&D expenses were driven primarily by increased headcount and related labor spending, as well as added material and overhead spending to support new product development in our Power Systems business unit. The decreases in R&D expenditures reclassified to cost of revenues were a result of decreased efforts under our government funded contracts in our AMSC Superconductors business unit compared to the prior year periods. Aggregated R&D expenses, which include amounts classified as cost of revenues and amounts offset by cost-sharing funding, decreased 16% and 28% to $8.5 million and $21.9 million, or 11% and 10% of revenue, for the three and nine months ended December 31, 2009, respectively, compared to $10.2 million and $30.5 million, or 25% of revenue, for both the three and nine months ended December 31, 2008, respectively. The decreases in fiscal 2009 were driven primarily by the net impact of the factors described above.
Selling, general, and administrative
     A portion of the SG&A expenditures related to externally funded development contracts has been classified as cost of revenues (rather than as SG&A expenses). Additionally, a portion of SG&A expenses was offset by cost-sharing funding. Our SG&A expenditures are summarized as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2009	2008	2009	2008
SG&A expenses per Consolidated Statements of Operations	$12,881	$9,400	$36,478	$27,142
SG&A expenditures reclassified as cost of revenues	125	91	252	551
SG&A expenditures offset by cost sharing funding	217	141	755	731

Aggregated SG&A expenses	$13,223	$9,632	$37,485	$28,424

     SG&A expenses (exclusive of amounts classified as cost of revenues and amounts offset by cost-sharing funding) increased by 37% and 34% to $12.9 million and $36.5 million, or 16% of revenue, in the three and nine months ended December 31, 2009, respectively, from $9.4 million and $27.1 million, or 23% and 22% of revenue, for the three and nine months ended December 31, 2008, respectively. For the three and nine months ended December 31, 2009, the increases in SG&A expenses were due primarily to higher stock-based compensation expense and higher labor and related costs driven by headcount growth, partially offset by a reduction of $0.8 million and $1.9 million, respectively, in bad debt expense as a result of payments received and improved expectations for realizing a recovery on certain past due accounts. For these same reasons, Aggregated SG&A expenses, which include amounts classified as cost of revenues and amounts offset by cost sharing funding, increased 37% and 32% to $13.2 million and $37.5 million, or 16% of revenue, for the three and nine months ended December 31, 2009, respectively, from $9.6 million and $28.4 million, or 23% of revenue, for the three and nine months ended December 31, 2008, respectively.
     We present Aggregated R&D and Aggregated SG&A expenses, which are non-GAAP measures, because we believe this presentation provides useful information on our aggregate R&D and SG&A spending and because R&D and SG&A expenses as reported on the Consolidated Statements of Operations have been, and may in the future be, subject to significant fluctuations solely as a result of changes in the level of externally funded contract development work, resulting in significant changes in the amount of the costs recorded as cost of revenues rather than as R&D and SG&A expenses, as discussed above.
     We plan to continue to increase R&D and SG&A expenditures in absolute terms in the coming quarters to provide the platform for growth in subsequent years, but expect them to decline for full year fiscal 2009 as a percent of revenue from fiscal year 2008 levels.
Amortization of acquisition related intangibles
     We recorded $0.5 million and $1.4 million in the three and nine months ended December 31, 2009, respectively, compared to $0.4 million and $1.4 million in the three and nine months ended December 31, 2008, respectively, in amortization expense related to our contractual relationships/backlog, customer relationships, core technology and know-how, trade names and trademark intangible assets. These intangible assets are a result of our AMSC Windtec GmbH and Power Quality Systems, Inc. acquisitions.
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
     Aggregate restructuring charges associated with the Fiscal 2007 Plan were $7.8 million, of which $0.5 million was recorded during the nine months ended December 31, 2009. In the nine months ended December 31, 2008, $0.7 million was recorded related to the closure of our Westborough, Massachusetts facility. All restructuring charges associated with the Fiscal 2007 Plan have resulted in cash disbursements and had been completed at the end of the second quarter of fiscal 2009.
Operating income (loss)
     Our operating income (loss) is summarized as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2009	2008	2009	2008
AMSC Power Systems	$19,941	$3,208	$55,202	$13,587
AMSC Superconductors	(5,941)	(6,264)	(17,085)	(17,265)
Unallocated corporate expenses	(3,560)	(2,680)	(10,956)	(8,559)

Total	$10,440	$(5,736)	$27,161	$(12,237)

     AMSC Power Systems operating income increased to $19.9 million and $55.2 million in the three and nine months ended December 31, 2009, respectively, from $3.2 million and $13.6 million in the three and nine months ended December 31, 2008, respectively. The increase in the three and nine months ended December 31, 2009 was primarily the result of higher sales and margins, as described above.
     AMSC Superconductors operating loss decreased to $5.9 million and $17.1 million for the three and nine months ended December 31, 2009, respectively, compared to $6.3 million and $17.3 million in the three and nine months ended December 31, 2008, respectively. The decrease in the three months ended December 31, 2009 was primarily the result of higher sales and margins, as described above. The slight decrease in operating loss for the nine months ended December 31, 2009 is primarily a result of reduced subcontractor costs compared to the nine months ended December 31, 2008.

     Unallocated corporate expenses include stock-based compensation expense of $3.5 million and $10.4 million in the three and nine months ended December 31, 2009, respectively, compared to $2.4 million and $7.6 million for the three and nine months ended December 31, 2008.
Non-operating expenses/Interest income
     Interest income decreased to $0.2 million and $0.6 million in the three and nine months ended December 31, 2009, respectively, from $0.7 million and $2.3 million in the same periods of fiscal 2008, primarily due to lower interest rates, as we are investing in more conservative assets due to the current economic environment.
     Other income (expense), net, was income of $0.2 million and expense of $2.7 million in the three and nine months ended December 31, 2009, respectively, compared to expense of $0.4 million and $2.4 million for the three and nine months ended December 31, 2008, respectively. Other income (expense), net, for the three and nine months ended December 31, 2009 primarily relates to net foreign currency transaction and translation gains and losses as well as net realized and unrealized gains and losses on hedging contracts. Other income (expense), net, for the three and nine months ended December 31, 2008 primarily relates to net foreign currency transaction and translation gains and losses as well as $1.3 million charged to expense from mark-to-market adjustments on a warrant held by Provident Premier Master Fund.
Income Taxes
     In the three and nine months ended December 31, 2009, we recorded income tax expense of $5.6 million and $13.8 million, respectively, compared to $2.3 million and $5.6 million in the three and nine months ended December 31, 2008, respectively. Income tax expense in all periods was driven primarily by income generated in foreign jurisdictions. We incurred losses in the U.S. during the three and nine months ended December 31, 2009 and 2008 for which no tax benefit was recognized.
Non-GAAP Measures
     Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP measures included in this Form 10-Q, however, should be considered in addition to, and not as a substitute for or superior to the comparable measure prepared in accordance with GAAP.
     We define non-GAAP net income (loss) as net income (loss) before amortization of acquisition-related intangibles, restructuring and impairments, stock-based compensation, re-valuation of stock warrants, other unusual charges and any tax effects related to these items. We believe non-GAAP net income (loss) is an important measurement for management and investors given the effect that these non-cash or non-recurring charges have on our net income (loss). We regard non-GAAP net income (loss) as a useful measure of operating performance which more closely aligns net income with cash earnings generated by continuing operations. A reconciliation of non-GAAP to GAAP net income (loss) is set forth in the table below (in thousands, except per share data):

	Three months ended		Nine months ended
	December 31,		December 31,
	2009	2008	2009	2008
Net income (loss)	$5,179	$(7,772)	$11,311	$(17,943)
Amortization of acquisition-related intangibles	473	433	1,378	1,417
Restructuring and impairments	—	168	451	668
Stock-based compensation	3,522	2,392	10,440	7,586
Re-valuation of stock warrants	—	—	—	1,334
Tax effects	(96)	(86)	(277)	(287)

Non-GAAP net income (loss)	$9,078	$(4,865)	$23,303	$(7,225)

Non-GAAP earnings (loss) per share	$0.20	$(0.11)	$0.52	$(0.17)

Weighted average shares outstanding *	45,566	43,024	45,072	42,596

*	Diluted shares are used for periods where non-GAAP net income is generated.
     We generated non-GAAP net income of $9.1 million and $23.3 million, or $0.20 and $0.52 per diluted share for the three and nine months ended December 31, 2009, respectively, compared to a non-GAAP net loss of $4.9 million and $7.2 million, or $0.11 and $0.17 per share for the three and nine months ended December 31, 2008, respectively. The increases in non-GAAP net income in all periods were driven primarily by higher net income and higher stock-based compensation expense which was added back to net income. The increases in stock-based compensation expense in all periods were due primarily to higher stock prices at the time stock grants were made in fiscal 2009.
Liquidity and Capital Resources
     At December 31, 2009, we had cash, cash equivalents, marketable securities and restricted cash of $112.8 million compared to $117.2 million at March 31, 2009, a decrease of $4.4 million. Our cash and cash equivalents, marketable securities and restricted cash are summarized as follows (in thousands):

	December 31,	March 31,
	2009	2009
Cash and cash equivalents	$40,383	$70,674
Marketable securities	66,594	39,255
Restricted cash	5,802	7,278

Total cash, cash equivalents, marketable securities and restricted cash	$112,779	$117,207

     The decrease in cash and cash equivalents, marketable securities and restricted cash at December 31, 2009 from March 31, 2009 was primarily due to timing differences in payments and a resulting increase in accounts receivable from Sinovel Wind Corporation, Ltd. for shipments of core components late in the third quarter for which we collected a majority of the balance in January 2010.
     For the nine months ended December 31, 2009, net cash used by operating activities was $1.1 million compared to $0.8 million for the nine months ended December 31, 2008. A decrease of working capital of $29.0 million, due primarily to increased Accounts receivable as described above partially offset by an increase of Net income of $29.3 million.
     For the nine months ended December 31, 2009, net cash used in investing activities was $36.3 million compared to $21.7 million in the nine months ended December 31, 2008. The increase in cash used in investing activities was driven primarily by higher capital expenditures and a net increase in marketable securities during the first nine months of fiscal 2009.

     For the nine months ended December 31, 2009, cash provided by financing activities was $6.0 million compared to $12.2 million in the same period of fiscal 2008. The decrease was due to a reduction in proceeds from the exercise of employee stock options.
     Although our cash requirements fluctuate based on a variety of factors, including customer adoption of our products and our research and development efforts to commercialize our products, we believe that our available cash will be sufficient to fund our working capital, capital expenditures, and other cash requirements for at least the next twelve months.
     We also have unused, unsecured lines of credit of €0.5 million (approximately $0.7 million), which is available until June 30, 2010, and CNY 17.5 million (approximately $2.6 million) which is available until June 30, 2012. We were able to reduce our long term restricted cash in the U.S. during the three months ended December 31, 2009 through the establishment of credit relationships with a number of U.S. banks. We also have an additional $1.6 million in bank guarantees and letters of credit supported by unsecured lines of credit.
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
     We occasionally enter into construction contracts that include a performance bond. As these contracts progress, we continually assess the probability of a payout from the performance bond. Should we determine that such a payout is likely, we would record a liability. As of December 31, 2009, there were no recorded performance-based liabilities.
New Accounting Pronouncements
     In June 2008, the Financial Accounting Standards Boards (“FASB”) issued guidance in determining whether instruments granted in share-based payment transactions are participating securities for purposes of calculating earnings per share. Under the provisions of this standard, unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents are considered participating securities for purposes of calculating earnings per share. This accounting standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. We adopted this standard on April 1, 2009. The adoption required us to modify its prior year weighted average number of common shares outstanding but did not have a material effect on our financial condition or results of operations.
     In April 2009, the FASB issued a standard, which amends and clarifies a previous standard for business combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Under this standard, an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition date fair value can be determined during the measurement period. If the acquisition date fair value cannot be determined, then the acquirer applies the recognition criteria in accounting for contingencies, and makes a reasonable estimation of the amount of a loss, to determine whether the contingency should be recognized as of the acquisition date or after it. The adoption of this standard could materially change the accounting for business combinations consummated subsequent to its effective date of April 1, 2009. On April 1, 2009, we adopted the provisions of this standard and the results of adoption did not have a material effect on our financial condition or results of operations.
     In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification became the single source for all authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change U.S. GAAP and will not have an effect on our financial condition or results of operations.
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

     In September 2009, the Emerging Issues Task Force issued new rules pertaining to the accounting for revenue arrangements with multiple deliverables. The new rules provide an alternative method for establishing fair value of a deliverable when vendor specific objective evidence or third party evidence cannot be determined. The rules provide for the determination of the best estimate of selling price of separate deliverables and allow the allocation of arrangement consideration using this relative selling price model. The rules supersedes the prior multiple element revenue arrangement accounting rules that are currently used by us. The new rules can be prospectively applied beginning January 1, 2011 or can be earlier or retrospectively adopted. We are currently evaluating the impact of adopting the rules.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as our business practices evolve and could have a material adverse impact on our financial results.
Cash and cash equivalents
     Our exposure to market risk through financial instruments, such as investments in marketable securities, is limited to interest rate risk and is not material. Our investments in marketable securities consist primarily of federal government and government agency obligations and high quality short term commercial paper and are designed, in order of priority, to preserve principal, provide liquidity, and maximize income. Interest rates are variable and fluctuate with current market conditions. We do not believe that a 10% change in interest rates would have a material impact on our financial position or results of operation.
Foreign currency exchange risk
     Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Our most significant foreign currency exposures relate to our Austrian and Chinese subsidiaries. We enter into various hedging transactions to manage this risk. We do not enter into or hold foreign currency derivative financial instruments for trading or speculative purposes.
     The functional currency of all our foreign entities is the U.S. dollar, except for our wholly-owned Austrian subsidiary, AMSC Windtec GmbH, for which the local currency (Euro) is the functional currency, and our wholly-owned Chinese subsidiary, Suzhou AMSC Superconductor Co., Ltd., for which the local currency (renminbi) is the functional currency. We monitor foreign currency exposures and hedge currency risk when deemed appropriate. Cumulative translation adjustments are excluded from net loss and reported as a separate component of stockholders’ equity. Foreign currency transaction and translation losses were $2.1 million for the nine months ended December 31, 2009. Future operating results could be impacted by material foreign currency fluctuations. In the future, should foreign currency fluctuations become material, management will review options to limit the financial impact to our operations.
     Our foreign currency risk management strategy is principally designed to mitigate the potential financial impact of changes in the value of transactions and balances denominated in foreign currency, resulting from changes in foreign currency exchange rates. Our foreign currency hedging program uses forward contracts and currency options to manage the foreign currency exposures that exist as part of our ongoing business operations. The contracts primarily are denominated in Euros and Chinese renminbi (“CNY”) and have maturities of less than six months. On December 31, 2009, we had a forward contract outstanding to hedge our wholly-owned Austrian subsidiary, AMSC Windtec GmbH (“Windtec”) USD exposure, with a nominal value of $25.0 million, which expired on January 29, 2010. The forward contract sold US dollars and bought Euros at $1.4423. We also had two forward contracts outstanding to hedge receivables exposure at our wholly-owned China subsidiary, Suzhou AMSC Superconductor Co., Ltd., selling CNY and buying USD at $6.797 and $6.772, respectively, with nominal values of $15.0 million each, which expire on March 31, 2010 and April 30, 2010, respectively. Generally, we do not designate forward contracts and currency option contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in earnings. Gains and losses on these contracts are included in Other income (expense), net.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     During the quarter ended December 31, 2009, there were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, although we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.
ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On October 9, 2009, we entered into a Unit Purchase Agreement with Tres Amigas, LLC, a Delaware limited liability company (“Tres Amigas”), pursuant to which we issued 31,878 shares of our common stock and made a cash payment in exchange for a minority equity interest in Tres Amigas. The issuance of our common stock described herein was exempt from registration requirements under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, because the transaction did not involve a public offering.

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

AMERICAN SUPERCONDUCTOR CORPORATION
Date: February 3, 2010	/s/ DAVID A. HENRY
David A. Henry
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	First Amendment to Amended and Restated Executive Severance Agreement, effective as of December 11, 2009, between the Registrant and Daniel P. McGahn

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer—Certification pursuant to Rule13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.