Form 10-Q
period 2010-06-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2010-08-05
CIK 880807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2010

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares outstanding of the Registrant’s common stock:

Common Stock, par value $0.01 per share	45,554,877

Class	Outstanding as of August 2, 2010

AMERICAN SUPERCONDUCTOR CORPORATION
INDEX

		Page No.
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2010 and March 31, 2010	3

	Unaudited Condensed Consolidated Statements of Income for the three months ended June 30, 2010 and 2009	4

	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2010 and 2009	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2010 and 2009	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	24

PART II—OTHER INFORMATION

Item 1A.	Risk Factors	25

Item 6.	Exhibits	25

Signature		26
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

AMERICAN SUPERCONDUCTOR CORPORATION
PART I — FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	March 31,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$64,844	$87,594
Marketable securities	44,632	54,469
Accounts receivable, net	90,212	62,203
Inventory	41,022	35,858
Prepaid expenses and other current assets	16,315	15,381
Restricted cash	5,265	5,713
Deferred tax assets	2,022	1,776

Total current assets	264,312	262,994
Property, plant and equipment, net	70,191	64,315
Goodwill	37,934	36,696
Intangibles, net	8,016	7,770
Marketable securities	5,961	7,342
Deferred tax assets	3,652	3,043
Other assets	19,967	18,024

Total assets	$410,033	$400,184

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$79,113	$84,319
Deferred revenue	25,272	19,970
Deferred tax liabilities	3,360	471

Total current liabilities	107,745	104,760

Non-current liabilities
Deferred revenue	15,241	13,302
Deferred tax liabilities	660	777
Other	422	380

Total liabilities	124,068	119,219

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock	455	448
Additional paid-in capital	706,741	698,417
Accumulated other comprehensive loss	(19,512)	(7,011)
Accumulated deficit	(401,719)	(410,889)

Total stockholders’ equity	285,965	280,965

Total liabilities and stockholders’ equity	$410,033	$400,184

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three months ended
	June 30,
	2010	2009

Revenues	$97,209	$73,000

Cost and operating expenses:
Cost of revenues	58,224	50,417
Research and development	7,335	4,528
Selling, general and administrative	15,183	10,885
Amortization of acquisition related intangibles	386	445
Restructuring and impairments	—	334

Total cost and operating expenses	81,128	66,609

Operating income	16,081	6,391

Interest income	175	243
Other income (expense), net	171	(1,976)

Income before income tax expense	16,427	4,658

Income tax expense	7,257	2,866

Net income	$9,170	$1,792

Net income per common share
Basic	$0.20	$0.04

Diluted	$0.20	$0.04

Weighted average number of common shares outstanding
Basic	45,242	43,789

Diluted	45,983	44,533

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three months ended June 30,
	2010	2009

Net income	$9,170	$1,792

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(12,336)	4,057
Unrealized losses on investments	(165)	(90)

Other comprehensive income (loss)	(12,501)	3,967

Comprehensive income (loss)	$(3,331)	$5,759

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$9,170	$1,792
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	2,654	2,301
Stock-based compensation expense	3,499	3,066
Stock-based compensation expense—non-employee	79	30
Allowance for doubtful accounts	957	(657)
Deferred income taxes	2,027	(707)
Other non-cash items	320	207
Changes in operating asset and liability accounts:
Accounts receivable	(35,848)	(13,068)
Inventory	(5,654)	3,903
Prepaid expenses and other current assets	(1,616)	513
Accounts payable and accrued expenses	(2,140)	(10,176)
Deferred revenue	8,073	(1,340)

Net cash used in operating activities	(18,479)	(14,136)

Cash flows from investing activities:
Purchase of property, plant and equipment	(8,185)	(1,660)
Purchase of marketable securities	(15,061)	(12,441)
Proceeds from the maturity of marketable securities	24,189	23,008
Change in restricted cash	257	(399)
Purchase of intangible assets	(1,230)	(369)
Change in other assets	(11)	(427)

Net cash provided by (used in) investing activities	(41)	7,712

Cash flows from financing activities:
Proceeds from exercise of employee stock options and ESPP	561	1,494

Net cash provided by financing activities	561	1,494

Effect of exchange rate changes on cash and cash equivalents	(4,791)	1,039

Net decrease in cash and cash equivalents	(22,750)	(3,891)

Cash and cash equivalents at beginning of the period	87,594	70,674

Cash and cash equivalents at end of the period	$64,844	$66,783

Supplemental schedule of cash flow information:
Non-cash issuance of common stock	$189	$169
Non-cash contingent consideration in connection with acquisitions	4,004	3,281
Cash paid for income taxes	4,453	2,195
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.     Description of the Business and Basis of Presentation
     American Superconductor Corporation (the “Company” or “AMSC”) was founded on April 9, 1987. The Company offers an array of proprietary technologies and solutions spanning the electric power infrastructure - from generation to delivery to end use. The Company is a leader in renewable energy, providing proven, megawatt-scale wind turbine designs and electrical control systems. The Company also offers a host of Smart Grid technologies for power grid operators that enhance the reliability, efficiency and capacity of the power grid, and seamlessly integrate renewable energy sources into the power infrastructure. These technologies include superconductor power cable systems, grid-level surge protectors and power electronics-based voltage stabilization systems. The Company operates in two business segments: AMSC Power Systems and AMSC Superconductors.
     These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those instructions. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States of America. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended June 30, 2010 and 2009 and the financial position at June 30, 2010. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. Certain reclassifications of prior year amounts have been made to conform to current year presentation.
     The results of operations for an interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended March 31, 2010 (fiscal 2009) which are contained in the Company’s Annual Report on Form 10-K, filed with the SEC on May 27, 2010.
New Accounting Pronouncements
     In September 2009, the Emerging Issues Task Force issued new rules pertaining to the accounting for revenue arrangements with multiple deliverables. The new rules provide an alternative method for establishing fair value of a deliverable when vendor specific objective evidence or third party evidence cannot be determined. The rules provide for the determination of the best estimate of selling price for separate deliverables and allows for the allocation of arrangement consideration using this relative selling price model. The guidance supersedes the prior multiple element revenue arrangement accounting rules that were previously used by the Company. The Company has adopted this guidance effective April 1, 2010. The adoption did not have a material impact on its financial condition or results of operations.
2.     Stock-Based Compensation
     The Company accounts for its stock-based compensation at fair value. The following table summarizes employee stock-based compensation expense by financial statement line item for the three months ended June 30, 2010 and 2009 (in thousands):

	Three months ended
	June 30,
	2010	2009
Cost of revenues	$383	$225
Research and development	468	467
Selling, general and administrative	2,648	2,374

Total	$3,499	$3,066

     During the three months ended June 30, 2010, the Company granted approximately 184,000 shares and 284,000 shares of stock options and restricted stock, respectively, to employees under the 2007 Stock Incentive Plan. The fair value of the grants made during the three months ended June 30, 2010 was $11.7 million. The restricted stock awards include approximately 83,000 shares of performance-based restricted stock, which will vest upon achievement of certain financial performance measurements. The remaining shares granted vest upon the passage of time, generally 3 years. For awards that vest upon the passage of time, expense is being recorded over the vesting period. At June 30, 2010, the Company determined that achievement of the performance measures is probable and as such, is recognizing the fair value of the performance-based awards over the estimated performance period of each award.
     The total unrecognized compensation cost for unvested employee stock-based compensation awards outstanding, net of estimated forfeitures, was $24.8 million at June 30, 2010. This expense will be recognized over a weighted-average expense period of 2.3 years.
     The assumptions used in the Black-Scholes valuation model for stock options granted during the three months ended June 30, 2010 and 2009 are as follows:

	Three months ended
	June 30,
	2010	2009
Expected volatility	66.4%	70.6%
Risk-free interest rate	2.2%	2.6%
Expected life (years)	6.1	4.8
Dividend yield	None	None
     The expected volatility was estimated based on an equal weighting of the historical volatility of the Company’s common stock and the implied volatility of the Company’s traded options. The expected life was estimated based on an analysis of the Company’s historical experience of exercise, cancellation, and expiration patterns. The risk-free interest rate is based on the average of the five and seven year U.S. Treasury rates for the three months ended June 30, 2010 and the five-year U.S. Treasury rates for the three months ended June 30, 2009. The stock-based compensation expense recognized in the unaudited condensed consolidated statements of income is based on awards that ultimately are expected to vest; therefore, the amount of expense has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. This analysis is re-evaluated periodically and the forfeiture rate is adjusted as necessary.
3.     Computation of Net Income per Common Share
     Basic earnings per share (“EPS”) is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing the net earnings by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. For the three months ended June 30, 2010 and 2009, common equivalent shares of 1.4 million shares and 1.3 million shares, respectively, were not included in the calculation of diluted EPS as they were considered anti-dilutive.
     The following table reconciles the numerators and denominators of the earnings per share calculation for the three months ended June 30, 2010 and 2009 (in thousands, except per share data):

	For the three months ended
	June 30,
	2010	2009

Numerator:
Net income	$9,170	$1,792

Denominator:
Weighted-average shares of common stock outstanding	45,454	43,857
Weighted-average shares subject to repurchase	(212)	(68)

Shares used in per-share calculation — basic	45,242	43,789

Dilutive effect of employee equity incentive plans	741	744

Shares used in per-share calculation — diluted	45,983	44,533

Net income per share — basic	$0.20	$0.04

Net income per share — diluted	$0.20	$0.04

4.     Fair Value Measurements
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

     A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

     The following table provides the assets and liabilities carried at fair value, measured as of June 30, 2010 and March 31, 2010 (in thousands):

	Total	Quoted Prices in	Using Significant Other	Using Significant
	Carrying	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2010:
Assets:
Cash equivalents	$3,184	$3,184	$—	$—
Derivatives	239	—	239	—
Short-term marketable securities	44,632	—	44,632	—
Long-term marketable securities	5,961	—	5,961	—

Liabilities:
Derivatives	144	—	144	—

	Total	Quoted Prices in	Using Significant Other	Using Significant
	Carrying	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2010:
Cash equivalents	$29,054	$29,054	$—	$—
Derivatives	168	—	168	—
Short-term marketable securities	54,469	—	54,469	—
Long-term marketable securities	7,342	—	7,342	—
Valuation Techniques
     Cash Equivalents
     Cash equivalents consist of highly liquid instruments with maturities of three months or less that are regarded as high quality, low risk investments and are measured using such inputs as quoted prices, and are classified within Level 1 of the valuation hierarchy. Cash equivalents consist principally of money market accounts and corporate debt instruments.
     Marketable Securities
     Long-term and short-term marketable securities, consist primarily of government-backed securities and sovereign debt, are measured using such inputs as quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable for the asset (for example, interest rates and yield curves observable at commonly quoted intervals), and inputs that are derived principally from or corroborated by observable market data by correlation or other means, and are classified within Level 2 of the valuation hierarchy. Short-term marketable securities, with current maturities of greater than three months from original purchase date but less than twelve months from the date of the balance sheet. All marketable securities are considered available-for-sale and are carried at fair value. The Company periodically reviews the realizability of each short and long-term marketable security when impairment indicators exist with respect to the security. If an other-than-temporary impairment of value of the security exists, the carrying value of the security is written down to its estimated fair value.
5.     Derivative Financial Instruments
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
Cash Flow Hedges
     The Company hedges a portion of its intercompany sales of inventory over a maximum period of 15 months using forward foreign exchange contracts accounted for as cash flow hedges to mitigate the impact of volatility associated with foreign currency transactions. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, and otherwise meet the hedge accounting criteria, changes in the derivatives value are not included in current earnings but are included in Other Comprehensive Income in stockholders’ equity. The changes in fair value will subsequently be reclassified into earnings as a component of cost of revenues, as applicable, when the forecasted transaction occurs. To the extent that a previously forecasted transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period it occurs. The Company does not enter into derivative instruments for trading or speculative purposes.
     At June 30, 2010, the Company had three forward contracts outstanding to hedge exposure at the Company’s wholly-owned Austrian subsidiary, AMSC Windtec GmbH (“AMSC Windtec”), selling Euros and buying USD at $1.2408, $1.242 and $1.2433, with notional values of $6.9 million, $4.6 million and $2.3 million, respectively. These contracts will expire on September 27, 2010, December 27, 2010 and March 28, 2011, respectively. At June 30, 2010, these forward exchange contracts had an aggregate U.S. dollar equivalent fair value amounting to a net unrealized loss of $0.2 million in other comprehensive income. The net gain or loss from these cash flow hedges reported in accumulated other comprehensive income will be reclassified to earnings and recorded in cost of revenues in our consolidated statement of income when the related inventory is sold to third-party customers.
Other Derivatives
     In addition to cash flow hedges, the Company also enters into foreign currency forward exchange contracts to mitigate the impact of foreign exchange risk related to non-functional currency receivable balances in its foreign entities. To the extent that hedge accounting criteria is not met, changes in the fair value of these contracts are recorded in earnings in the period which they occur. These contracts primarily are denominated in the Euro and Chinese renminbi (“CNY”) and have maturities of less than six months. On June 30, 2010, the Company had two forward contracts outstanding to hedge USD receivables exposure at AMSC Windtec selling Euros and buying USD at $1.2192 and $1.2173, with notional values of $27.0 million and $24.0 million, respectively, which both expired on July 30, 2010. Gains and losses on these contracts are included in other expense, net.
     The following table provides a summary of the derivative instruments carried at fair value measured as of June 30, 2010 and March 31, 2010 (in thousands):

	June 30, 2010			March 31, 2010
	Asset	Liability	Balance Sheet	Asset	Liability	Balance Sheet
	Derivatives	Derivatives	Location	Derivatives	Derivatives	Location
Foreign currency forward exchange contracts	$239	—	Prepaid expenses and other current assets	$168	—	Prepaid expenses and other current assets
Cash flow hedges - foreign exchange contracts	—	144	Accounts payable and accrued expenses	—	—	—
     As of June 30, 2010, actual unrealized gains included in Prepaid expenses were $0.2 million for foreign currency forward exchange contracts and actual unrealized losses included in Accrued liabilities were $0.1 million for cash flow hedges. As of March 31, 2010, actual unrealized gains included in Prepaid expenses were $0.2 million for foreign currency forward exchange contracts.
     Net realized and unrealized losses on forward contracts and option contracts included in other expense, net, excluding the underlying foreign currency exposure being hedged, were $4.0 million and $0.3 million for the three months ended June 30, 2010 and 2009, respectively.
6.     Accounts Receivable
     Accounts receivable consisted of the following (in thousands):

	June 30,	March 31,
	2010	2010
Accounts receivable (billed)	$82,150	$53,825
Accounts receivable (unbilled)	10,716	10,305
Less: Allowance for doubtful accounts	(2,654)	(1,927)

Accounts receivable, net	$90,212	$62,203

     The Company also recorded net long-term accounts receivables of $16.1 million and $14.1 million as of June 30, 2010 and March 31, 2010, respectively that are also classified within other assets on the condensed consolidated balance sheet and as long-term deferred revenue.

7.     Inventory
     The components of inventory are as follows (in thousands):

	June 30,	March 31,
	2010	2010
Raw materials	$19,962	$18,065
Work-in-progress	6,449	7,318
Finished goods	11,956	7,879
Deferred program costs	2,655	2,596

Net inventory	$41,022	$35,858

     Finished goods inventory as of June 30, 2010 includes $1.6 million, which represents costs of product shipped to customers on contracts for which revenue was deferred until final customer acceptance.
     Deferred program costs as of June 30, 2010 and March 31, 2010 primarily represent costs incurred on wind turbine development programs where the Company needs to achieve certain milestones or complete development programs before revenue and costs will be recognized.
8.     Product Warranty
     The Company generally provides a one to two year warranty on its products, commencing upon installation. A provision is recorded upon revenue recognition to “Cost of revenues” for estimated warranty expense based on historical experience.
     Product warranty activity was as follows (in thousands):

	Three months ended
	June 30,
	2010	2009
Balance at beginning of period	$6,431	$4,749
Accruals for warranties during the period	2,305	1,115
Settlements and adjustments during the period	(2,361)	(539)

Balance at end of period	$6,375	$5,325

9.     Income Taxes
     The Company recorded income tax expense of $7.3 million and $2.9 million for the three months ended June 30, 2010 and 2009, respectively, related primarily to income generated in foreign jurisdictions. The Company has provided a valuation allowance against all deferred tax assets in the U.S. as it is more likely than not that its deferred tax assets are not currently realizable due to the net operating losses incurred by the Company in the U.S. since its inception.
10.     Commitments and Contingencies
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
     As of June 30, 2010, the Company had six performance bonds on behalf of its AMSC Windtec and its China subsidiary in support of customer contracts to guarantee supply of core components and software. The total value of the outstanding performance bonds is $2.3 million expiring between September 30, 2010 and March 31, 2014. In the event that the payment is made in accordance with the requirements of any of these performance bonds, the Company would record the payment as an offset to revenue.
     At June 30, 2010 and March 31, 2010, the Company had $5.3 million and $5.7 million, respectively, of restricted cash included in current assets, which includes the restricted cash securing the AMSC Windtec performance bonds noted above. The Company also has an additional $3.5 million in bank guarantees and letters of credit supported by unsecured lines of credit.
     The Company also has unused, unsecured lines of credit consisting of CNY 11.9 million (approximately $1.8 million) and €2.0 million (approximately $2.4 million) as of June 30, 2010. The line of credit was set to expire on June 30, 2010, but has been extended while we are in discussions with the bank to increase capacity to the line of credit to better facilitate growth in the local working capital requirements of the Company.

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
     Costs incurred and funding received under these agreements are as follows (in thousands):

	Three months ended
	June 30,
	2010	2009
Costs incurred	$525	$1,471
R&D expenditures offset by cost sharing funding received	141	390
G&A expenditures offset by cost sharing funding received	122	340
     At June 30, 2010, total funding received to date under these agreements was $29.9 million.
12.     Acquisitions
Acquisition of Windtec Consulting GmbH
     On January 5, 2007, the Company acquired Windtec Consulting GmbH (“AMSC Windtec”), a corporation incorporated according to the laws of Austria. AMSC Windtec develops and sells electrical systems for wind turbines. AMSC Windtec also provides technology transfer for the manufacturing of wind turbines; documentation services; and training and support regarding the assembly, installation, commissioning, and service of wind turbines.
     The acquisition agreement included an earn-out provision for the issuance of up to an additional 1,400,000 shares of common stock upon AMSC Windtec’s achievement of specified revenue objectives during the first four fiscal years following closing of the acquisition. During the fiscal year ended March 31, 2009, the Company recorded contingent consideration of $9.8 million to Goodwill and Additional paid-in capital representing 350,000 shares earned. These 350,000 shares were issued in the first quarter of the fiscal year ending March 31, 2010. During the fiscal year ended March 31, 2010, the Company recorded contingent consideration of $10.8 million to Goodwill and Additional paid-in capital representing 350,000 shares earned. These shares were issued in the first quarter of the fiscal year ended March 31, 2011. During the three months ended June 30, 2010, the Company recorded contingent consideration of $4.0 million to Goodwill and Additional paid-in capital representing 150,000 shares earned. These 150,000 shares are expected to be issued in the first quarter of the fiscal year ending March 31, 2012.
Investment in Tres Amigas
     On October 13, 2009, the Company announced it had made a minority investment in Tres Amigas LLC (“Tres Amigas”), a merchant transmission company, for $1.8 million. Consideration for the investment was $0.8 million in cash and $1.0 million in AMSC common stock. The investment was recorded under the equity method of accounting and is included in Other assets on the condensed consolidated balance sheet. The Company’s minority interest in the losses of Tres Amigas are included in Other income (expense), net on the condensed consolidated statements of income, and were immaterial for the three months ended June 30, 2010. The net value of the investment at June 30, 2010 was $1.6 million.
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

     The operating results for the two business segments are as follows (in thousands):

	Three months ended
	June 30,
	2010	2009
Revenues:
AMSC Power Systems	$94,928	$70,696
AMSC Superconductors	2,281	2,304

Total	$97,209	$73,000

	Three months ended
	June 30,
	2010	2009
Operating income:
AMSC Power Systems	$25,485	$15,395
AMSC Superconductors	(5,910)	(5,497)
Unallocated corporate expenses	(3,494)	(3,507)

Total	$16,081	$6,391

     The accounting policies of the business segments are the same as those for the consolidated Company, except that certain corporate expenses which the Company does not believe are specifically attributable or allocable to either of the two business segments have been excluded from the segment operating income. Unallocated corporate expenses include stock-based compensation expense of $3.5 million and $3.1 million for the three months ended June 30, 2010 and 2009, respectively. Unallocated corporate expenses for the three months ended June 30, 2009 included $0.3 million of restructuring charges related primarily to the closure of the Company’s facility in Westborough, Massachusetts. For the three months ended June 30, 2009, unallocated corporate expenses also include operating costs associated with the unoccupied portion of the Company’s former corporate headquarters facility located in Westborough, Massachusetts.
     For the quarter ended June 30, 2010, 72% of the Company’s revenues were derived from one customer: Sinovel Wind Co., Ltd. (“Sinovel”), a manufacturer of wind turbines based in China. For the quarter ended June 30, 2009, a substantial portion of the Company’s revenues was derived from three customers: Sinovel; ACCIONA S.A., a Spanish renewable power company; and a U.S. subsidiary of National Grid, an energy company. Sales to Sinovel, ACCIONA and National Grid were 53%, 14% and 10%, respectively, for the three months ended June 30, 2009.
     Total assets for the two business segments are as follows (in thousands):

	June 30,	March 31,
	2010	2010
AMSC Power Systems	$217,632	$179,873
AMSC Superconductors	39,751	32,978
Corporate assets	152,650	187,333

Total	$410,033	$400,184

14.     Subsequent Events
     The Company has performed an evaluation of subsequent events through August 5, 2010, which is the date the financial statements were issued.

AMERICAN SUPERCONDUCTOR CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that relate to future events or conditions, including without limitation, the statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Part II, “Item 1A. Risk Factors” and located elsewhere herein regarding industry prospects or our prospective results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain. The important factors discussed below under the caption “Risk Factors” in Part II. Item 1A and Part 1. Item 1A of our Form 10-K for the fiscal year ended March 31, 2010, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Any such forward-looking statements represent management’s estimates as of the date of this Quarterly Report on Form 10-Q. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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
Executive Overview
     American Superconductor Corporation was founded in 1987. We offer an array of proprietary technologies and solutions spanning the electric power infrastructure - from generation to delivery to end use. Our company is a leader in renewable energy, providing proven, megawatt-scale wind turbine designs and electrical control systems. We also offer a host of Smart Grid technologies for power grid operators that enhance the reliability, efficiency and capacity of the grid, and seamlessly integrate renewable energy sources into the power infrastructure. These technologies include superconductor power cable systems, grid-level surge protectors and power electronics-based voltage stabilization systems. Our technologies are protected by a broad and deep intellectual property portfolio consisting of hundreds of patents and licenses worldwide.
     Our fiscal year begins on April 1 and ends on March 31. This document refers to fiscal 2010, which is defined as the period beginning on April 1, 2010 and concluding on March 31, 2011. The first quarter of fiscal 2010 began on April 1, 2010 and concluded on June 30, 2010.
     Our revenues today are primarily derived from our AMSC Power Systems business unit, which designs and licenses wind turbines and provides electrical systems and controls for those wind turbines; provides a range of products to increase electrical grid capacity and reliability; provides power electronic products that interconnect renewable energy plants to the power grid; and provides products that enhance power quality for industrial operations. Most of the products offered by AMSC Power Systems utilize our proprietary power electronic converters and enabling software. These solutions increase the quantity, quality and reliability of electric power that is produced by renewable energy sources, transmitted by electric utilities or consumed by large industrial entities. The market for these solutions continues to be strong in 2010, particularly in Asia, where the production of wind turbines and demand for wind turbine electrical systems and controls continues to increase rapidly.
     Our AMSC Superconductors business unit designs and develops superconductor products, such as power cables, fault current limiters, generators, motors and degaussing systems; and it manages large-scale superconductor projects. AMSC Superconductors also manufactures the high temperature superconductor (HTS) wire that goes into superconductor products, providing these systems with compelling performance, efficiency, size and weight advantages compared with conventional electrical equipment. Many superconductor product demonstrations have been successfully completed to date and customer interest is increasing, particularly for superconductor power cables and superconductor wind turbine generators. These systems have yet to be commercialized, however.

     Our strategy for both AMSC Power Systems and AMSC Superconductors is to drive revenue growth and enhance operating results by increasing adoption of our products. We are targeting high-growth segments of the renewable energy and power grid markets with our advanced engineering capabilities, support services and power electronics and superconductor product offerings.
     Our wind power products and services are marketed globally, with a particular focus on emerging economies and the Asia Pacific region where demand for local wind turbine manufacturing has been increasing significantly. Our power grid products and services have historically been marketed primarily in the United States. However, due to increasing grid interconnection requirements for renewable energy sites and rising demands for Smart Grid solutions overseas, our power grid activities and sales have increasingly become global in nature. While we leverage strategic partnerships and reseller relationships to increase our revenue streams, we address market needs primarily with our direct sales force.
     We currently have offices and operations in 11 countries around the world. Our Devens, Massachusetts facility serves as our corporate headquarters and our center of excellence for superconductors research, development and manufacturing. Our facilities in Wisconsin serve as our center of excellence for power electronics and controls research and development and power grid product manufacturing. Our facility in Suzhou, China serves as our center of excellence for wind turbine power electronics manufacturing. Our facility in Klagenfurt, Austria serves as our center of excellence for wind turbine design and engineering. Our other locations focus primarily on applications engineering, sales and/or field service.
     As of June 30, 2010 and March 31, 2010, we had backlog of approximately $952 million and $588 million, respectively. The increase in backlog was primarily the result of a substantial new order received from our largest customer, Sinovel Wind Co., Ltd. (“Sinovel”). Based on this level of backlog and our pipeline of business, we believe we will be able to continue growing revenue in fiscal 2010.
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
Critical Accounting Policies and Estimates
     The preparation of consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. With the exception of changes to our derivatives accounting policy as described below, there were no significant changes in the first quarter of fiscal 2010 in our critical accounting policies as disclosed in our Form 10-K for fiscal 2009, which ended on March 31, 2010.
Derivative Contracts
     We recognize all derivatives, including forward currency-exchange contracts, in the balance sheet at fair value. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Derivatives that are not designated as hedges are recorded at fair value through earnings.
     Cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of June 30, 2010, we had three outstanding derivative contracts that were accounted for as cash flow hedges.
     Fair value hedges. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in earnings. We include the gain or loss on the hedged items in Other income (expense). As of June 30, 2010, we had two outstanding derivative contracts that were accounted for as fair value hedges.

Results of Operations
Three months ended June 30, 2010 compared to the three months ended June 30, 2009
Revenues
     Total revenues increased by 33% to $97.2 million for the three months ended June 30, 2010 from $73.0 million for the three months ended June 30, 2009. Our revenues are summarized as follows (in thousands):

	Three months ended
	June 30,
	2010	2009
Revenues:
AMSC Power Systems	$94,928	$70,696
AMSC Superconductors	2,281	2,304

Total	$97,209	$73,000

     Revenues in our AMSC Power Systems business unit consist of revenues from wind turbine electrical systems and core components, wind turbine license and development contracts as well as D-VAR®, D-VAR RT™, SVC, and PowerModule™ product sales, service contracts, and consulting arrangements. We also engineer, install and commission our products on a turnkey basis for some customers. Our AMSC Power Systems business unit accounted for 98% and 97% of total revenues for the three months ended June 30, 2010 and 2009, respectively. Revenues in the AMSC Power Systems business unit increased 34% to $94.9 million in the three months ended June 30, 2010 from $70.7 million in the three months ended June 30, 2009. The increase in AMSC Power Systems business unit revenues was primarily due to higher sales of wind electrical systems and core components, primarily to customers in China, partially offset by lower DVAR-RT system revenues. Based on the average Euro and renminbi exchange rates for the first quarter of fiscal 2010, revenue denominated in these foreign currencies translated into U.S. dollars was $0.3 million lower compared to the translation of these revenues using the average exchange rates of these currencies for the first quarter of fiscal 2009.
     For the quarter ended June 30, 2010, 72% of our revenues were derived from one customer, Sinovel Wind Co., Ltd. (“Sinovel”), a manufacturer of wind turbines based in China. For the quarter ended June 30, 2009, a substantial portion of our revenues was derived from three customers: Sinovel; ACCIONA S.A., a Spanish renewable power company; and a U.S. subsidiary of National Grid, an energy company. Sales to Sinovel represented 53% of total revenues for the three months ended June 30, 2009. Sales to ACCIONA and National Grid were 14% and 10%, respectively, for the three months ended June 30, 2009.
     On May 17, 2010, we announced an extension of our supply of core electrical components for 1.5 megawatt (MW) wind turbines, to Sinovel through late 2013 under a new contract valued at approximately $445 million.
     Revenues in our AMSC Superconductors business unit consist of contract revenues, HTS wire sales, revenues under government-sponsored electric utility projects, and other prototype development contracts. AMSC Superconductors business unit revenue is primarily recorded using the percentage-of-completion method. AMSC Superconductors business unit accounted for 2% and 3% revenues for the first quarter of fiscal 2010 and 2009, respectively. AMSC Superconductors business unit revenue remained essentially flat at $2.3 million in the first quarters of fiscal 2010 and fiscal 2009, respectively. Significant AMSC Superconductors government-funded contract revenues are summarized as follows (in thousands):

			Revenue Earned for the three months
		Revenue Earned	ended June 30,
	Expected Total	through
	Contract Value	June 30, 2010	2010	2009
Project Name
HYDRA	24,908	9,694	121	264
LIPA I and II	40,141	35,133	782	707
DOE-FCL	7,898	4,977	571	62
NAVSEA Motor Study	6,511	6,319	107	15
     These significant projects represented 69% and 45% of AMSC Superconductors business unit revenue for the three months ended June 30, 2010 and 2009, respectively.
     The slight decrease in AMSC Superconductors business unit revenue for the first quarter of fiscal 2010 was driven primarily by lower OEM wire revenue slightly offset by increased government project revenues. We recognize superconductor cable project revenues from the Project HYDRA contract with Consolidated Edison, Inc. (“ConEdison”), which is being funded by the Department of Homeland Security (“DHS”). DHS is expected to invest up to a total of $24.9 million in the development of a new high temperature superconductor power grid technology to enable Secure Super Grids™. Secure Super Grids utilize customized HTS wires, superconductor power cables and ancillary controls to deliver more power through the grid while also being able to suppress power surges that can disrupt service. Of the total $24.9 million in funding expected from DHS, it has committed funding of $12.6 million to us as of June 30, 2010. We recognized $0.1 million in revenue related to the Project HYDRA during the first quarter of fiscal 2010, compared to $0.3 million in the same period of fiscal 2009. ConEdison and Southwire Company are subcontractors to us on this project. On April 1, 2010, we received a modification to the contract that re-aligns the project funding to correlate with our current project plans to do further development and testing.
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
     The increase in the LIPA project revenue is related to a new phase of the project starting up. Revenues from our DOE-FCL project were positively impacted by a release of funding that was authorized in July 2009. The increase in the NAVSEA Motor Study project revenue represents a conclusion of the follow-on contracts from the U.S. Navy.
Cost-sharing funding
     In addition to reported revenues, we also received funding of $0.3 million for the first quarter of fiscal 2010 under U.S. government cost-sharing agreements with the U.S. Air Force and the Department of Energy (“DOE”), compared to $0.7 million for the first quarter of fiscal 2009. The decrease in cost-sharing funding is primarily due to the completion of the NIST Advanced Technology Program. All of our cost-sharing agreements provide funding in support of development work on 344 superconductors being done in our AMSC Superconductors business unit. We anticipate that a portion of our funding in the future will continue to come from cost-sharing agreements as we execute joint programs with government agencies. Funding from government cost-sharing agreements is recorded as an offset to research and development (“R&D”) and selling, general and administrative (“SG&A”) expenses, rather than as revenue. As of June 30, 2010, we anticipate recognizing an additional $0.5 million offset to R&D and SG&A expenses related to these cost-sharing agreements over the following quarters of this fiscal year.
Cost of Revenues and Gross Margin
     Cost of revenues increased by 15% to $58.2 million for the first quarter of fiscal 2010 compared to $50.4 million for the first quarter of fiscal 2009. Gross margin was 40.1% for the first quarter of fiscal 2010 compared to 30.9% for the first quarter of fiscal 2009. The increase in gross margin in the first quarter of fiscal 2010 as compared to the same period in fiscal 2009 was due primarily to a shift in mix towards higher margin wind turbine core electrical component shipments, material cost reductions, resulting primarily from the localization of component supply in China for our power electronic converters, which are now manufactured there, as well as favorable foreign exchange effects. Based on average Euro and renminbi exchange rates for the first quarter of fiscal 2010, cost of revenues denominated in these foreign currencies translated into U.S. dollars was approximately $1.4 million lower compared to the translation of these cost of revenues, using the average exchange rates of these currencies for the first quarter of fiscal 2009.
Operating Expenses
Research and development
     A portion of our R&D expenditures related to externally-funded development contracts has been classified as costs of revenue (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost-sharing funding. Our R&D expenditures are summarized as follows (in thousands):

	Three months ended
	June 30,
	2010	2009
R&D expenses per Consolidated Statements of Income	$7,335	$4,528
R&D expenditures reclassified as costs of revenue	3,369	1,487
R&D expenditures offset by cost-sharing funding	141	390

Aggregated R&D expenses	$10,845	$6,405

     R&D expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) increased by 62% to $7.3 million, or 8% of revenue, for the three months ended June 30, 2010 from $4.5 million, or 6% of revenue, for the same period of fiscal 2009. The increase in R&D expenses was driven primarily by increased headcount and related labor, material and overhead spending to support new product development in our AMSC Power Systems business unit. The increase in R&D expenditures reclassified to costs of revenue was a result of increased efforts under our government funded contracts in AMSC Superconductors business unit compared to the prior year period and increased efforts under license and development contracts for wind turbine designs in AMSC Windtec. Aggregated R&D expenses, which include amounts classified as costs of revenue and amounts offset by cost-sharing funding, increased 69% to $10.8 million, or 11% of revenue, for the first quarter of fiscal 2010 compared to $6.4 million, or 9% of revenue, for the first quarter of fiscal 2009.
     Selling, general, and administrative
     A portion of the SG&A expenditures related to externally funded development contracts has been classified as costs of revenue (rather than as SG&A expenses). Additionally, a portion of SG&A expenses was offset by cost-sharing funding. Our SG&A expenditures are summarized as follows (in thousands):

	Three months ended
	June 30,
	2010	2009
SG&A expenses per Consolidated Statements of Income	$15,183	$10,885
SG&A expenditures reclassified as costs of revenue	120	55
SG&A expenditures offset by cost sharing funding	122	340

Aggregated SG&A expenses	$15,425	$11,280

     SG&A expenses (exclusive of amounts classified as costs of revenue and amounts offset by cost-sharing funding) increased by 39% to $15.2 million, or 16% of revenue, in the first quarter of fiscal 2010 from $10.9 million, or 15% of revenue, for the first quarter of fiscal 2009. The increase in SG&A expenses was due primarily to higher stock-based compensation expense and higher labor and related costs driven by headcount growth. Bad debt expense also increased in the first quarter of fiscal 2010 over the same period last fiscal year by $0.9 million to reserve for certain past due accounts. In addition, in the first quarter of fiscal 2009, there was a recovery of bad debt reserves of $0.8 million due to payments received on previously reserved customer accounts. For these same reasons, Aggregated SG&A expenses, which include amounts classified as costs of revenue and amounts offset by cost sharing funding, increased 37% to $15.4 million, or 16% of revenue, for the first quarter of fiscal 2010 from $11.3 million, or 15% of revenue, for the first quarter of fiscal 2009.
     We present Aggregated R&D and Aggregated SG&A expenses, which are non-GAAP measures, because we believe this presentation provides useful information on our aggregate R&D and SG&A spending and because R&D and SG&A expenses as reported on the Consolidated Statements of Income have been, and may in the future be, subject to significant fluctuations solely as a result of changes in the level of externally funded contract development work, resulting in significant changes in the amount of the costs recorded as cost of revenues rather than as R&D and SG&A expenses, as discussed above.
     We plan to continue to increase R&D and SG&A expenditures in absolute terms in the coming quarters to provide the platform for growth in subsequent years, but expect them to decline in fiscal 2010 as a percent of revenue from fiscal 2009 levels.
Amortization of acquisition related intangibles
     We recorded $0.4 million in amortization expense related to our contractual relationships/backlog, customer relationships, core technology and know-how, trade names and trademark intangible assets for the first quarters of each of fiscal 2010 and fiscal 2009. These intangible assets are a result of our AMSC Windtec and PQS acquisitions.
Operating income (loss)
     Our operating income (loss) is summarized as follows (in thousands):

	Three months ended
	June 30,
	2010	2009
AMSC Power Systems	$25,485	$15,395
AMSC Superconductors	(5,910)	(5,497)
Unallocated corporate expenses	(3,494)	(3,507)

Total	$16,081	$6,391

     AMSC Power Systems operating income increased to $25.5 million in the first quarter of fiscal 2010 from $15.4 million in the first quarter of fiscal 2009. The increase in the first quarter of fiscal 2010 was primarily the result of higher sales, as described above.
     AMSC Superconductors operating loss increased to $5.9 million in the first quarter of fiscal 2010 from $5.5 million in the first quarter of fiscal 2009. The increase in operating loss for the first quarter of fiscal 2010 is primarily due to increased operating expenses to support planned operations expansion.
     Unallocated corporate expenses include stock-based compensation expense of $3.5 million for the first quarter of fiscal 2010 compared to $3.1 million for the first quarter of fiscal 2009.
Non-operating income (expenses)/Interest income
     Interest income was $0.2 million for the first quarters of each of fiscal 2010 and fiscal 2009. Due to current economic conditions, yields are low for interest bearing assets.
     Other income (expense), net, was $0.2 million of other income in the first quarter of fiscal 2010 compared to $2.0 million of other expense in first quarter of fiscal 2009. Other income, net, primarily relates to net foreign currency translation gains and losses and net realized and unrealized losses on hedging contracts. In the first quarter of fiscal 2009 a hedging program had not been implemented for the entire quarter, resulting in a larger foreign exchange loss.
Income Taxes
     During the first quarters of fiscal 2010 and fiscal 2009, we recorded income tax expense of $7.3 million and $2.9 million, respectively. Income tax expense in both periods was driven by income generated in foreign jurisdictions. We incurred losses in the U.S. during the first quarters of fiscal 2010 and fiscal 2009.
Non-GAAP Measures
     Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP measures included in this Form 10-Q, however, should be considered in addition to, and not as a substitute for or superior to, the comparable measure prepared in accordance with GAAP.
     We define non-GAAP net income as net income before amortization of acquisition-related intangibles, restructuring and impairments, stock-based compensation, other unusual charges and any tax effects related to these items. We believe non-GAAP net income is an important measurement for management and investors given the effect that these non-cash or non-recurring charges have on our net income. We regard non-GAAP net income as a useful measure of operating performance which more closely aligns net income with cash earnings generated by continuing operations. A reconciliation of non-GAAP to GAAP net income is set forth in the table below (in thousands, except per share data):

	Three months ended
	June 30,
	2010	2009
Net income	$9,170	$1,792
Amortization of acquisition-related intangibles	386	445
Restructuring and impairments	—	334
Stock-based compensation	3,499	3,066
Tax effects	(83)	(88)

Non-GAAP net income	$12,972	$5,549

Non-GAAP earnings per share	$0.28	$0.12

Weighted average diluted shares outstanding	45,983	44,533

     We generated non-GAAP net income of $13.0 million or $0.28 per diluted share, for the three months ended June 30, 2010, compared to a non-GAAP net income of $5.5 million or $0.12 per diluted share, for the three months ended June 30, 2009. The increase in non-GAAP net income was driven primarily by higher net income and, to a lesser extent, higher stock-based compensation expense, which was added back to net income.
Liquidity and Capital Resources
     At June 30, 2010, we had cash, cash equivalents, marketable securities and restricted cash of $120.7 million compared to $155.1 million at March 31, 2010, a decrease of $34.4 million. Our cash and cash equivalents, marketable securities and restricted cash are summarized as follows (in thousands):

	June 30,	March 31,
	2010	2010
Cash and cash equivalents	$64,844	$87,594
Marketable securities	50,593	61,811
Restricted cash	5,265	5,713

Total cash, cash equivalents, marketable securities and restricted cash	$120,702	$155,118

     The decrease in cash and cash equivalents, marketable securities and restricted cash at June 30, 2010 from March 31, 2010 was primarily due to some customer payments shifting from June to July 2010, an increase in capital expenditures in line with our earlier forecast and a decrease of the dollar value of cash held in foreign currencies.
     For the quarter ended June 30, 2010, net cash used in operating activities was $18.5 million compared to net cash used in operating activities of $14.1 million in the first quarter of fiscal 2009. The increase in cash used by operations is due primarily to an increase in cash used for working capital of $17.0 million, partially offset by our increase in net income of $7.4 million.
     For the quarter ended June 30, 2010, net cash used in investing activities was less than $0.1 million compared to net cash provided by investing activities of $7.7 million in the first quarter of fiscal 2009. The decrease in cash provided by investing activities was driven primarily by an increase in capital expenditures.
     For the first quarter of fiscal 2010, cash provided by financing activities was $0.6 million compared to $1.5 million in the first quarter of fiscal 2009. The decrease was due to a reduction in proceeds from the exercise of employee stock options.
     Although our cash requirements fluctuate based on a variety of factors, including customer adoption of our products and our research and development efforts to commercialize our products, we believe that our available cash will be sufficient to fund our working capital, capital expenditures, and other cash requirements for at least the next twelve months.
     We have unused, unsecured lines of credit consisting of CNY 11.9 million (approximately $1.8 million) and €2.0 million (approximately $2.4 million). We also have an additional $3.5 million in bank guarantees and letters of credit supported by unsecured lines of credit.

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
     We occasionally enter into construction contracts that include a performance bond. As these contracts progress, we continually assess the probability of a payout from the performance bond. Should we determine that such a payout is likely, we would record a liability. As of June 30, 2010, there were no recorded performance-based liabilities.
New Accounting Pronouncements
     In September 2009, the Emerging Issues Task Force issued new rules pertaining to the accounting for revenue arrangements with multiple deliverables. The new rules provide an alternative method for establishing fair value of a deliverable when vendor specific objective evidence or third party evidence cannot be determined. The rules provide for the determination of the best estimate of selling price for separate deliverables and allows for the allocation of arrangement consideration using this relative selling price model. The guidance supersedes the prior multiple element revenue arrangement accounting rules that we previously used. We have adopted this guidance effective April 1, 2010. The adoption did not have a material impact on our financial condition or results of operations.

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
Foreign currency exchange risk
     Our foreign currency risk management strategy is principally designed to mitigate the potential financial impact of changes in the value of transactions and balances denominated in foreign currency, resulting from changes in foreign currency exchange rates. Our foreign currency hedging program uses both forward contracts and currency options to manage the foreign currency exposures that exist as part of its ongoing business operations.
Cash Flow Hedges
     We hedge a portion of our intercompany sales of inventory over a maximum period of 15 months using forward foreign exchange contracts which are accounted for as cash flow hedges, to mitigate the impact of volatility associated with foreign currency transactions. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, and otherwise meet the hedge accounting criteria, changes in the derivatives value are not included in current earnings but are included in Other Comprehensive Income in stockholders’ equity. The changes in fair value will subsequently be reclassified into earnings as a component of cost of revenues, as applicable, when the forecasted transaction occurs. To the extent that a previously forecasted transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period it occurs. We do not enter into derivative instruments for trading or speculative purposes.
     At June 30, 2010, the Company had three forward contracts outstanding to hedge exposure at the Company’s wholly-owned Austrian subsidiary, AMSC Windtec GmbH (“AMSC Windtec”), selling Euros and buying USD at $1.2408, $1.242 and $1.2433, with notional values of $6.9 million, $4.6 million and $2.3 million, respectively. These contracts will expire on September 27, 2010, December 27, 2010 and March 28, 2011, respectively. At June 30, 2010, these forward exchange contracts had an aggregate U.S. dollar equivalent fair value amounting to a net unrealized loss of $0.2 million in other comprehensive income. The net gain or loss from these cash flow hedges reported in accumulated other comprehensive income will be reclassified to earnings and recorded in revenues in our consolidated statement of operations when the related inventory is sold to third-party customers.
Other Derivatives
     In addition to cash flow hedges, the Company also enters into foreign currency forward exchange contracts to mitigate the impact of foreign exchange risk related to non-functional currency receivable balances in its foreign entities. To the extent that hedge accounting criteria is not met, changes in the fair value of these contracts are recorded in earnings in the period which they occur. These contracts primarily are denominated in the Euro and Chinese renminbi (“CNY”) and have maturities of less than six months. On June 30, 2010, the Company had two forward contracts outstanding to hedge USD receivables exposure at AMSC Windtec, selling Euros and buying USD at $1.2192 and $1.2173, with notional values of $27.0 million and $24.0 million, respectively, which both expired on July 30, 2010 .. Gains and losses on these contracts are included in other expense, net.
     As of June 30, 2010, actual unrealized gains included in Prepaid expenses were $0.2 million for foreign currency forward exchange contracts and actual unrealized losses included in Accrued liability were $0.1 million for cash flow hedges. As of March 31, 2010, actual unrealized gains included in Prepaid expenses were $0.2 million for foreign currency forward exchange contracts.
     Net realized and unrealized losses on forward contracts and option contracts included in other expense, net, excluding the underlying foreign currency exposure being hedged, were $4.0 million and $0.3 million for the three months ended June 30, 2010 and 2009 respectively.

ITEM 4.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.	RISK FACTORS
     Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our annual report on Form 10-K for the year ended March 31, 2010 in addition to the other information included in this quarterly report. If any of the risks actually occurs, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall.
     As of June 30, 2010, there have not been any material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, although we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

AMERICAN SUPERCONDUCTOR CORPORATION
Date: August 5, 2010	By:	/s/ DAVID A. HENRY
David A. Henry
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

** submitted electronically herewith
Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the quarters ended June 30, 2010 and 2009, (ii) Condensed Consolidated Balance Sheets at June 30, 2010 and March 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the quarters ended June 30, 2010 and 2009, (iv) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2010 and 2009 and (v) Notes to Condensed Consolidated Financial Statements.
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.