Form 10-Q
period 2010-09-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2010-11-04
CIK 880807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2010

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .
Commission File Number: 0-19672

American Superconductor Corporation
(Exact name of registrant as specified in its charter)

Delaware	04-2959321

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

64 Jackson Road, Devens, Massachusetts	01434

(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Shares outstanding of the Registrant’s common stock:

Common Stock, par value $0.01 per share	46,051,793

Class	Outstanding as of November 1, 2010

AMERICAN SUPERCONDUCTOR CORPORATION
INDEX

		Page No.
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2010 and March 31, 2010	3

	Unaudited Condensed Consolidated Statements of Income for the three and six months ended September 30, 2010 and 2009	4

	Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2010 and 2009	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2010 and 2009	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	26

PART II—OTHER INFORMATION

Item 1A.	Risk Factors	27

Item 6.	Exhibits	27

Signature		28
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

AMERICAN SUPERCONDUCTOR CORPORATION
PART I — FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	March 31,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$52,615	$87,594
Marketable securities	69,218	54,469
Accounts receivable, net	96,042	62,203
Inventory	45,241	35,858
Prepaid expenses and other current assets	21,357	15,381
Restricted cash	5,484	5,713
Deferred tax assets	3,117	1,776

Total current assets	293,074	262,994

Property, plant and equipment, net	78,160	64,315
Goodwill	47,508	36,696
Intangibles, net	7,966	7,770
Marketable securities	3,900	7,342
Deferred tax assets	4,121	3,043
Other assets	30,506	18,024

Total assets	$465,235	$400,184

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$94,184	$84,319
Deferred revenue	25,113	19,970
Deferred tax liabilities	1,580	471

Total current liabilities	120,877	104,760

Deferred revenue	16,433	13,302
Deferred tax liabilities	1,929	777
Other	418	380

Total liabilities	139,657	119,219

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock	456	448
Additional paid-in capital	718,411	698,417
Accumulated other comprehensive loss	(1,557)	(7,011)
Accumulated deficit	(391,732)	(410,889)

Total stockholders’ equity	325,578	280,965

Total liabilities and stockholders’ equity	$465,235	$400,184

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three months ended		Six months ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$101,529	$74,672	$198,739	$147,672

Cost and operating expenses:
Cost of revenues	60,226	45,637	118,450	96,054
Research and development	7,857	5,416	15,192	9,944
Selling, general and administrative	17,127	12,712	32,310	23,597
Amortization of acquisition related intangibles	374	460	762	905
Restructuring and impairments	—	117	—	451

Total cost and operating expenses	85,584	64,342	166,714	130,951

Operating income	15,945	10,330	32,025	16,721

Interest income	191	190	367	433
Other income (expense), net	2,448	(871)	2,618	(2,847)

Income before income tax expense	18,584	9,649	35,010	14,307

Income tax expense	8,596	5,309	15,853	8,175

Net income	$9,988	$4,340	$19,157	$6,132

Net income per common share
Basic	$0.22	$0.10	$0.42	$0.14

Diluted	$0.22	$0.10	$0.42	$0.14

Weighted average number of common shares outstanding
Basic	45,482	44,247	45,363	44,020

Diluted	46,217	45,233	46,099	44,922

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three months ended		Six months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$9,988	$4,340	$19,157	$6,132

Other comprehensive income, net of tax:
Foreign currency translation	16,525	3,248	4,190	7,305
Unrealized gains on cash flow hedges	1,463	-	1,319	-
Unrealized losses on investments	(33)	(19)	(55)	(110)

Total other comprehensive income, net of tax	17,955	3,229	5,454	7,195

Comprehensive income	$27,943	$7,569	$24,611	$13,327

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$19,157	$6,132
Adjustments to reconcile net income to net cash (used in) provided by operations:
Depreciation and amortization	5,428	4,704
Stock-based compensation expense	7,825	6,918
Stock-based compensation expense—non-employee	181	30
Allowance for doubtful accounts	959	52
Deferred income taxes	(71)	(1,111)
Other non-cash items	1,107	382
Changes in operating asset and liability accounts:
Accounts receivable	(36,953)	3,010
Inventory	(8,934)	6,235
Prepaid expenses and other current assets	(6,408)	712
Accounts payable and accrued expenses	8,011	(4,810)
Deferred revenue	7,820	(567)

Net cash (used in) provided by operating activities	(1,878)	21,687

Cash flows from investing activities:
Purchase of property, plant and equipment	(17,950)	(2,741)
Purchase of marketable securities	(25,283)	(40,533)
Proceeds from the maturity of marketable securities	15,482	33,374
Change in restricted cash	253	(546)
Purchase of intangible assets	(1,615)	(843)
Purchase of minority investment	(8,000)	-
Change in other assets	(182)	(617)

Net cash used in investing activities	(37,295)	(11,906)

Cash flows from financing activities:
Proceeds from exercise of employee stock options and ESPP	1,574	4,068

Net cash provided by financing activities	1,574	4,068

Effect of exchange rate changes on cash and cash equivalents	2,620	2,229

Net (decrease) increase in cash and cash equivalents	(34,979)	16,078

Cash and cash equivalents at beginning of period	87,594	70,674

Cash and cash equivalents at end of period	$52,615	$86,752

Supplemental schedule of cash flow information:
Non-cash contingent consideration in connection with acquisitions	$10,003	$10,828
Cash paid for income taxes	6,925	2,531
Non-cash issuance of common stock	419	320
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
          These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to those instructions. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States of America. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended September 30, 2010 and 2009 and the financial position at September 30, 2010. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.
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
          The Company has performed an evaluation of subsequent events through the time of filing this Quarterly Report on Form 10-Q with the SEC.
Recently Adopted Accounting Pronouncements
          In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements, pertaining to the accounting for revenue arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. The new accounting standard supersedes the prior multiple element revenue arrangement accounting rules that were previously used by the Company. The Company adopted this new accounting standard on April 1, 2010 using the prospective method and the adoption did not have a material impact on its condensed consolidated financial statements.
2.       Stock-Based Compensation
          The Company accounts for its stock-based compensation at fair value. The following table summarizes employee stock-based compensation expense by financial statement line item for the three and six months ended September 30, 2010 and 2009 (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of revenues	$452	$354	$835	$579
Research and development	691	523	1,159	990
Selling, general and administrative	3,183	2,975	5,831	5,349

Total	$4,326	$3,852	$7,825	$6,918

          During the six months ended September 30, 2010, the Company granted approximately 219,000 shares and 324,000 shares of stock options and restricted stock, respectively, to employees under the 2007 Stock Incentive Plan. The restricted stock awards include approximately 86,000 shares of performance-based restricted stock, which will vest upon achievement of certain annual financial and operational performance measurements. The remaining shares granted vest upon the passage of time, generally 3 years. For awards that vest upon the passage of time, expense is being recorded on a straight-line basis over the vesting period. At September 30, 2010, the Company determined that achievement of the performance measures is probable and as such, is recognizing the fair value of the performance-based awards over the estimated performance period of each award.
          The total unrecognized compensation cost for unvested employee stock-based compensation awards outstanding, net of estimated forfeitures, was $22.6 million at September 30, 2010. This expense will be recognized over a weighted-average expense period of 2.2 years.
          The weighted-average assumptions used in the Black-Scholes valuation model for stock options granted during the three and six months ended September 30, 2010 and 2009 are as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2010	2009	2010	2009
Expected volatility	61.5%	66.5%	65.6%	70.2%
Risk-free interest rate	1.6%	2.4%	2.1%	2.6%
Expected life (years)	6.2	4.8	6.2	4.8
Dividend yield	None	None	None	None
          The expected volatility was estimated based on an equal weighting of the historical volatility of the Company’s common stock and the implied volatility of the Company’s traded options. The expected life was estimated based on an analysis of the Company’s historical experience of exercise, cancellation, and expiration patterns. The risk-free interest rate is based on the average of the five and seven year U.S. Treasury rates for the three and six months ended September 30, 2010 and the five year U.S. Treasury rates for the three and six months ended September 30, 2009. The stock-based compensation expense recognized in the unaudited condensed consolidated statements of income is based on awards that ultimately are expected to vest; therefore, the amount of expense has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. This analysis is re-evaluated periodically and the forfeiture rate is adjusted as necessary.
3.      Computation of Net Income per Common Share
          Basic earnings per share (“EPS”) is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing the net earnings by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. For the three and six months ended September 30, 2010 and 2009, common equivalent shares of 1.3 million shares and 1.4 million shares, respectively, and 0.9 million shares and 0.8 million shares, respectively, were not included in the calculation of diluted EPS as they were considered anti-dilutive.

          The following table reconciles the numerators and denominators of the earnings per share calculation for the three and six months ended September 30, 2010 and 2009 (in thousands, except per share data):

	For the three months ended		For the six months ended
	September 30,		September 30,
	2010	2009	2010	2009

Numerator:
Net income	$9,988	$4,340	$19,157	$6,132

Denominator:
Weighted-average shares of common stock outstanding	45,694	44,299	45,597	44,080
Weighted-average shares subject to repurchase	(212)	(52)	(234)	(60)

Shares used in per-share calculation — basic	45,482	44,247	45,363	44,020

Dilutive effect of employee equity incentive plans	735	986	737	902

Shares used in per-share calculation — diluted	46,217	45,233	46,099	44,922

Net income per share — basic	$0.22	$0.10	$0.42	$0.14

Net income per share — diluted	$0.22	$0.10	$0.42	$0.14

4.       Fair Value Measurements
          The accounting standard for fair value measurements provides a framework for measuring fair value and requires expanded disclosure regarding fair value measurements. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The accounting standard established a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. This hierarchy prioritizes the inputs into three broad levels as follows:
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

          The following table provides the assets carried at fair value, measured as of September 30, 2010 and March 31, 2010 (in thousands):

	Total	Quoted Prices in	Using Significant Other	Using Significant
	Carrying	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2010:
Cash equivalents	$7,524	$7,524	$—	$—
Derivatives	2,450	—	2,450	—
Short-term marketable securities	69,218	—	69,218	—
Long-term marketable securities	3,900	—	3,900	—

	Total	Quoted Prices in	Using Significant Other	Using Significant
	Carrying	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2010:
Cash equivalents	$29,054	$29,054	$—	$—
Derivatives	168	—	168	—
Short-term marketable securities	54,469	—	54,469	—
Long-term marketable securities	7,342	—	7,342	—
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
Marketable Securities
          Long-term and short-term marketable securities consist primarily of government-backed securities and sovereign debt are measured using such inputs as quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable for the asset (for example, interest rates and yield curves observable at commonly quoted intervals), and inputs that are derived principally from or corroborated by observable market data by correlation or other means, and are classified within Level 2 of the valuation hierarchy. Short-term marketable securities have maturities of greater than three months from original purchase date but less than twelve months from the date of the balance sheet. All marketable securities are considered available-for-sale and are carried at fair value. The Company periodically reviews the realizability of each short-term and long-term marketable security when impairment indicators exist with respect to the security. If an other-than-temporary impairment of value of the security exists, the carrying value of the security is written down to its estimated fair value.
5.       Derivative Financial Instruments
          The Company’s foreign currency risk management strategy is principally designed to mitigate the potential financial impact of changes in the value of transactions and balances denominated in foreign currency resulting from changes in foreign currency exchange rates. The Company’s foreign currency hedging program uses both forward contracts and currency options to manage the foreign currency exposures that exist as part of its ongoing business operations.
Cash Flow Hedges
          The Company hedges a portion of its intercompany sales of inventory over a maximum period of 15 months using forward foreign exchange contracts accounted for as cash flow hedges to mitigate the impact of volatility associated with foreign currency transactions.
          For forward foreign exchange contracts that are designated as cash flow hedges, if they are effective in offsetting the variability of the hedged cash flows, and otherwise meet the hedge accounting criteria, changes in the derivatives value are not included in current earnings but are included in other comprehensive income in stockholders’ equity. The changes in fair value will subsequently be reclassified into earnings as a component of cost of revenues, as applicable, when the forecasted transaction occurs. To the extent that a previously forecasted transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. The Company does not enter into derivative instruments for trading or speculative purposes. Realized gains and losses resulting from these cash flow hedges offset the foreign exchange gains and losses on the underlying transactions being hedged. Gains and losses on derivatives not designated for hedge accounting or representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in other income (expense), net.
          At September 30, 2010, the Company had forward contracts outstanding to hedge cash flow exposure at the Company’s wholly-owned Austrian subsidiary, AMSC Windtec GmbH (“AMSC Windtec”), with aggregate USD equivalent notional amounts of $34.4 million. These contracts will expire at various dates through June 2011. The net gain or loss from these cash flow hedges reported in accumulated other comprehensive income will be reclassified to earnings and recorded in cost of revenues in our condensed consolidated statement of income when the related inventory is sold to third-party customers.
Balance Sheet Hedges
          In addition to cash flow hedges, the Company also enters into foreign currency forward exchange contracts to mitigate the impact of foreign exchange risk related to non-functional currency receivable balances in its foreign entities. The Company does not elect hedge accounting treatment for these hedges, consequently, changes in the fair value of these contracts are recorded within other income (expense), net, in the period which they occur. At September 30, 2010, the Company had forward contracts outstanding with aggregate USD equivalent notional amounts of $58.9 million, which expired in October 2010.
          The fair value amounts of asset derivatives included in prepaid expenses and other current assets and liability derivatives included in accounts payable and accrued expenses in our condensed consolidated balance sheets related to forward foreign exchange contracts as of September 30, 2010 and March 31, 2010 were as follows (in thousands):

	Asset derivatives		Liability derivatives
	September 30,	March	September 30,
	2010	31, 2010	2010	March 31, 2010
Derivatives designated as cash flow hedges	$1,561	$—	$—	$—
Derivatives not designated as cash flow hedges	889	168	—	—

Total	$2,450	$168	$—	$—

The Company recognized the following pre-tax gains related to forward foreign exchange contracts designated as cash flow hedges (in thousands):

	Three months ended		Six months ended
	September	September 30,	September	September
	30, 2010	2009	30, 2010	30, 2009
Gains recognized in other comprehensive income	$1,950	$—	$1,758	$—

The Company recognized the following pre-tax gains related to forward foreign exchange contracts not designated as cash flow hedges (in thousands):

	Three months ended		Six months ended
	September	September 30,	September	September 30,
	30, 2010	2009	30, 2010	2009
Gains recognized in other expense, net	$7,994	$403	$3,975	$139
Gains recognized in cost of revenues	440	$—	440	$—

Total	$8,434	$403	$4,415	$139

6.       Accounts Receivable
          Accounts receivable consisted of the following (in thousands):

	September 30,	March 31,
	2010	2010
Accounts receivable (billed)	$93,941	$53,430
Accounts receivable (unbilled)	4,964	10,305
Less: Allowance for doubtful accounts	(2,863)	(1,532)

Accounts receivable, net	$96,042	$62,203

          The Company also recorded net long-term accounts receivable of $17.8 million and $14.1 million as of September 30, 2010 and March 31, 2010, respectively, which are also classified within other assets and long-term deferred revenue on the condensed consolidated balance sheet.
7.       Inventory
          The components of inventory are as follows (in thousands):

	September 30,	March 31,
	2010	2010
Raw materials	$20,919	$18,065
Work-in-process	5,668	7,318
Finished goods	14,886	7,879
Deferred program costs	3,768	2,596

Net inventory	$45,241	$35,858

          Finished goods inventory as of September 30, 2010 includes $5.7 million of costs of product shipped to customers on contracts for which revenue was deferred until final customer acceptance.
          Deferred program costs as of September 30, 2010 and March 31, 2010 primarily represent costs incurred on wind turbine development programs accounted for under contract accounting where the Company needs to achieve certain milestones or complete development programs before revenue and costs will be recognized.
8.       Product Warranty
          The Company generally provides a one to two year warranty on its products, commencing upon installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.
          Product warranty activity was as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,

	2010	2009	2010	2009

Balance at beginning of period	$6,375	$5,325	$6,431	$4,749
Accruals for warranties during the period	2,020	1,602	4,332	2,717
Settlements and adjustments during the period	(1,021)	(1,430)	(3,389)	(1,969)

Balance at end of period	$7,374	$5,497	$7,374	$5,497

9.       Income Taxes
          The Company recorded income tax expense of $8.6 million and $15.9 million for the three and six months ended September 30, 2010, respectively, and $5.3 million and $8.2 million for the three and six months ended September 30, 2009, respectively, related primarily to income generated in foreign jurisdictions. The Company has provided a valuation allowance against all deferred tax assets in the U.S. as it is more likely than not that its U.S. deferred tax assets are not currently realizable due to the net operating losses incurred by the Company in the U.S. since its inception.

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
          As of September 30, 2010, the Company had five performance bonds on behalf of its AMSC Windtec and its wholly-owned subsidiary, Suzhou AMSC Superconductor Co. Ltd (“AMSC China”), in support of customer contracts to guarantee supply of core components and software. The total value of the outstanding performance bonds is $2.0 million expiring between December 31, 2010 and March 31, 2014. In the event that the payment is made in accordance with the requirements of any of these performance bonds, the Company would record the payment as an offset to revenue.
          At September 30, 2010 and March 31, 2010, the Company had $5.5 million and $5.7 million, respectively, of restricted cash included in current assets, which includes the restricted cash securing the AMSC Windtec performance bonds noted above. The Company also has an additional $3.5 million in bank guarantees and letters of credit supported by unsecured lines of credit.
          The Company also has unused, unsecured lines of credit consisting of CNY 11.9 million (approximately $1.8 million) and €2.3 million (approximately $3.1 million) as of September 30, 2010.
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
          Costs incurred and funding received under these agreements are as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,

	2010	2009	2010	2009

Costs incurred	$499	$1,004	$1,024	$2,475
R&D expenditures offset by cost sharing funding received	133	227	274	617
SG&A expenditures offset by cost sharing funding received	116	198	238	538
          At September 30, 2010, total funding received to date under these agreements was $30.2 million.
12.     Acquisitions
Acquisition of Windtec Consulting GmbH
          On January 5, 2007, the Company acquired AMSC Windtec, a corporation incorporated according to the laws of Austria. AMSC Windtec develops and sells electrical systems for wind turbines. AMSC Windtec also provides technology transfer for the manufacturing of wind turbines; documentation services; and training and support regarding the assembly, installation, commissioning, and service of wind turbines.
          The acquisition agreement included an earn-out provision for the issuance of up to an additional 1,400,000 shares of common stock upon AMSC Windtec’s achievement of specified revenue objectives during the first four fiscal years following closing of the acquisition. During the six months ended September 30, 2010, the Company recorded contingent consideration of $10.0 million to Goodwill and Additional paid-in capital representing 350,000 shares earned. These 350,000 shares are expected to be issued in the first quarter of the fiscal year ending March 31, 2012. As of September 30, 2010, the Company has recorded contingent consideration up to the maximum amount of shares that could be earned under the agreement. The carrying amount of goodwill at September 30, 2010 and March 31, 2010 was $47.5 million and $36.7 million, respectively. The goodwill activity for the six months ended September 30, 2010 is as follows (in thousands):

Balance at March 31, 2010	$36,696
Contingent consideration	10,003
Net foreign exchange rate impact	809

Balance at September 30, 2010	$47,508

Investment in Tres Amigas
          On October 13, 2009, the Company made a minority investment in Tres Amigas LLC, (“Tres Amigas”), a merchant transmission company, for $1.8 million. Consideration for the investment was $0.8 million in cash and $1.0 million in AMSC common stock. The investment was recorded under the equity method of accounting and is included in other assets on the condensed consolidated balance sheet. The Company’s minority interest in the losses of Tres Amigas are included in other income (expense), net, on the condensed consolidated statements of income and were immaterial for the three and six months ended September 30, 2010. The carrying value of the investment at September 30, 2010 was $1.4 million.
Investment in Blade Dynamics Ltd.
          On August 12, 2010, the Company acquired (through AMSC Windtec), a 25 percent ownership position in Blade Dynamics Ltd., (“Blade Dynamics”), a designer and manufacturer of advanced wind turbine blades based on proprietary materials and structural technologies, for $8 million in cash. The investment was recorded under the equity method of accounting and is included in other assets on the condensed consolidated balance sheet. The Company’s minority interest in net losses of Blade Dynamics are included in other income (expense), net, on the condensed consolidated statements of income. The net investment activity for the six months ended September 30, 2010 is as follows (in thousands):

Purchase of minority investment	$8,000
Minority interest in net losses	(212)
Net foreign exchange rate impact	546

Balance at September 30, 2010	$8,334

13.     Business Segment Information
          The Company reports its financial results in two reportable business segments: AMSC Power Systems and AMSC Superconductors.
          The AMSC Power Systems business segment produces a broad range of products to increase electrical grid capacity and reliability, supplies electrical systems used in wind turbines, provides power electronic products that interconnect wind farms and solar power plants to the power grid, licenses proprietary wind turbine designs to manufacturers of such systems, provides consulting services to the wind industry, and offers products that enhance power quality for industrial operations.
          The AMSC Superconductors business segment manufactures high temperature superconductor (HTS) wire and coils; designs and develops superconductor products, such as power cables, fault current limiters and motors; and manages large-scale superconductor projects.
          The operating results for the two business segments are as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,

	2010	2009	2010	2009

Revenues:
AMSC Power Systems	$98,540	$71,791	$193,468	$142,487
AMSC Superconductors	2,989	2,881	5,271	5,185

Total	$101,529	$74,672	$198,739	$147,672

	Three months ended		Six months ended
	September 30,		September 30,
	2010	2009	2010	2009

Operating income:
AMSC Power Systems	$26,842	$19,866	$52,327	$35,261
AMSC Superconductors	(6,533)	(5,647)	(12,444)	(11,144)
Unallocated corporate expenses	(4,364)	(3,889)	(7,858)	(7,396)

Total	$15,945	$10,330	$32,025	$16,721

          The accounting policies of the business segments are the same as those for the consolidated Company, except that certain corporate expenses which the Company does not believe are specifically attributable or allocable to either of the two business segments have been excluded from the segment operating income. Unallocated corporate expenses include stock-based compensation expense of $4.3 million and $3.9 million for the three months ended September 30, 2010 and 2009, respectively, and $7.8 million and $6.9 million for the six months ended September 30, 2010 and 2009, respectively. Unallocated corporate expenses for the three and six months ended September 30, 2009 included $0.1 million and $0.5 million, respectively, of restructuring charges related primarily to the closure of the Company’s facility in Westborough, Massachusetts.
          For the three and six months ended September 30, 2010, a substantial portion of the Company’s revenues was derived from one customer: Sinovel Wind Co., Ltd., a manufacturer of wind turbines based in China. Sales to Sinovel represented 79% and 76% of total revenues for the three and six months ended September 30, 2010, respectively, compared to 76% and 65% for the three and six months ended September 30, 2009, respectively.
          Total assets for the two business segments are as follows (in thousands):

	September 30,	March 31,
	2010	2010
AMSC Power Systems	$256,790	$179,873
AMSC Superconductors	45,547	32,978
Corporate assets	162,898	187,333

Total	$465,235	$400,184

AMERICAN SUPERCONDUCTOR CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that relate to future events or conditions, including without limitation, the statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Part II, “Item 1A. Risk Factors” and located elsewhere herein regarding industry prospects or our prospective results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain. The important factors discussed under the caption “Risk Factors” in Part II. Item 1A and Part 1. Item 1A of our Form 10-K for the fiscal year ended March 31, 2010, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Any such forward-looking statements represent management’s estimates as of the date of this Quarterly Report on Form 10-Q. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
          American Superconductor and design, Revolutionizing the Way the World Uses Electricity, Amperium, AMSC, Powered by AMSC, D-VAR, dSVC, FaultBlocker, PowerModule, PQ-IVR, SolarTie, Windtec and SuperGEAR are trademarks or registered trademarks of American Superconductor Corporation or its subsidiaries. The Windtec logo and design is a registered European Union Community Trademark. All other brand names, product names, trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.
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
          Our fiscal year begins on April 1 and ends on March 31. This document refers to fiscal 2010, which is defined as the period beginning on April 1, 2010 and concluding on March 31, 2011. The second quarter of fiscal 2010 began on July 1, 2010 and concluded on September 30, 2010.
          Our revenues are primarily derived from our AMSC Power Systems business unit, which designs and licenses wind turbines and provides electrical systems and controls for those wind turbines; provides a range of products to increase electrical grid capacity and reliability; provides power electronic products that interconnect wind farms and solar power plants to the power grid; and provides products that enhance power quality for industrial operations. Most of the products offered by AMSC Power Systems utilize our proprietary power electronic converters and enabling software. These solutions increase the quantity, quality and reliability of electric power that is produced by renewable energy sources, transmitted by electric utilities or consumed by large industrial entities. The market for these solutions continues to be strong in 2010, particularly in Asia, where the production of wind turbines and demand for wind turbine electrical systems and controls continues to increase rapidly.
          Our AMSC Superconductors business unit designs and develops superconductor products, such as power cables, fault current limiters, generators, motors and degaussing systems; and it manages large-scale superconductor projects. AMSC Superconductors also manufactures the Amperium™ high temperature superconductor (HTS) wire that goes into superconductor products, providing these systems with compelling performance, efficiency, size and weight advantages compared with conventional electrical equipment. Many superconductor product demonstrations have been successfully completed to date and customer interest is increasing, particularly for superconductor power cables and superconductor wind turbine generators. While these systems have not yet been broadly commercialized, we received our first large-scale commercial wire contract in fiscal 2010.

          Our strategy for both AMSC Power Systems and AMSC Superconductors is to drive revenue growth and enhance operating results by increasing adoption of our products. We are targeting high-growth segments of the renewable energy and power grid markets with our advanced engineering capabilities, support services and power electronics and superconductor product offerings.
          Our wind power products and services are marketed globally, with a particular focus on the Asia Pacific region and emerging economies where demand for local wind turbine manufacturing has been increasing significantly. Our power grid products and services have historically been marketed primarily in the United States. However, due to increasing grid interconnection requirements for renewable energy sites and rising demands for Smart Grid solutions overseas, our power grid activities and sales have increasingly become global in nature. Although we leverage strategic partnerships and reseller relationships to increase our revenue streams, we address market needs primarily with our direct sales force.
          We currently have offices and operations in 11 countries around the world. Our Devens, Massachusetts facility serves as our corporate headquarters and our center of excellence for superconductor research, development and manufacturing. Our facilities in Wisconsin serve as our center of excellence for power electronics and controls research and development and power grid product manufacturing. Our facility in Suzhou, China serves as our center of excellence for wind turbine power electronics manufacturing. Our facility in Klagenfurt, Austria serves as our center of excellence for wind turbine design and engineering. Our other locations focus primarily on applications engineering, sales and/or field service.
          As of September 30, 2010 and March 31, 2010, we had backlog of approximately $956 million and $588 million, respectively. The increase in backlog was primarily the result of a substantial new order received from our largest customer, Sinovel Wind Co., Ltd. (“Sinovel”). Based on this level of backlog and our pipeline of business, we believe we will be able to continue growing revenue in the remainder of fiscal 2010.
          Our cash requirements depend on numerous factors, including successful completion of our product development activities, ability to commercialize our product prototypes, and the rate of customer and market adoption of our products. Significant deviations to our business plan with regard to these factors, which are important drivers to our business, could have a material adverse effect on our operating performance, financial condition, and future business prospects. We expect to pursue the expansion of our operations through internal growth and potential strategic alliances and acquisitions.
Critical Accounting Policies and Estimates
          The preparation of condensed consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. With the exception of changes to our revenue policy as described below, there were no significant changes in the second quarter of fiscal 2010 in our critical accounting policies as disclosed in our Form 10-K for fiscal 2009, which ended on March 31, 2010.
Derivative Contracts
          Our foreign currency risk management strategy is principally designed to mitigate the potential financial impact of changes in the value of transactions and balances denominated in foreign currency resulting from changes in foreign currency exchange rates. Our foreign currency hedging program uses both forward contracts and currency options to manage the foreign currency exposures that exist as part of its ongoing business operations. We recognize all derivatives, including forward currency-exchange contracts, in the balance sheet at fair value.
Cash Flow Hedges
          We hedge a portion of our intercompany sales of inventory over a maximum period of 15 months using forward foreign exchange contracts accounted for as cash flow hedges to mitigate the impact of volatility associated with foreign currency transactions.

          For forward foreign exchange contracts that are designated as cash flow hedges, if they are effective in offsetting the variability of the hedged cash flows, and otherwise meet the hedge accounting criteria, changes in the derivatives value are not included in current earnings but are included in other comprehensive income in stockholders’ equity. The changes in fair value will subsequently be reclassified into earnings as a component of cost of revenues, as applicable, when the forecasted transaction occurs. To the extent that a previously forecasted transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. We do not enter into derivative instruments for trading or speculative purposes. Realized gains and losses resulting from these cash flow hedges offset the foreign exchange gains and losses on the underlying transactions being hedged. Gains and losses on derivatives not designated for hedge accounting or representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in other income (expense), net.
Balance Sheet Hedges
          In addition to cash flow hedges, we also enter into foreign currency forward exchange contracts to mitigate the impact of foreign exchange risk related to non-functional currency receivable balances in our foreign entities. We do not elect hedge accounting treatment for these hedges, consequently, changes in the fair value of these contracts are recorded within other income (expense), net, in the period which they occur.
Revenue Recognition
          In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements pertaining to the accounting for revenue arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation.
          For sales that involve the delivery of multiple elements, we allocate revenue to each undelivered element based on the element’s fair value as determined by VSOE, which is the price charged when that element is sold separately, or TPE. When VSOE and TPE are unavailable, fair value is based on our best estimate of selling price. When our estimates are used to determine fair value, management makes its estimates using reasonable and objective evidence to determine the price. We review VSOE and TPE at least annually. If we conclude we are unable to establish fair values for one or more undelivered elements within a multiple-element arrangement using VSOE we use TPE or our best estimate of the selling price for that unit of accounting, being the price at which the vendor would transact if the unit of accounting were sold by the vendor regularly on a standalone basis.
          The new accounting standard supersedes the prior multiple element revenue arrangement accounting rules that were previously used by us. We adopted this new accounting standard on April 1, 2010 using the prospective method and the adoption did not have a material impact on our condensed consolidated financial statements.
Results of Operations
Three and six months ended September 30, 2010 compared to the three and six months ended September 30, 2009
Revenues
          Total revenues increased by 36% and 35% to $101.5 million and $198.7 million for the three and six months ended September 30, 2010, respectively, from $74.7 million and $147.7 million for the three and six months ended September 30, 2009, respectively. Our revenues are summarized as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
AMSC Power Systems	$98,540	$71,791	$193,468	$142,487
AMSC Superconductors	2,989	2,881	5,271	5,185

Total	$101,529	$74,672	$198,739	$147,672

          Revenues in our AMSC Power Systems business unit consist of revenues from wind turbine electrical systems and core components, wind turbine license and development contracts as well as D-VAR®, D-VAR RT, SVC, and PowerModule™ product sales, service contracts, and consulting arrangements. We also engineer, install and commission our products on a turnkey basis for some customers. Our AMSC Power Systems business unit accounted for 97% of total revenues for both of the three and six month periods ended September 30, 2010, compared to 96% for both of the three and six months ended September 30, 2009. Revenues in the AMSC Power Systems business unit increased 37% and 36% to $98.5 million and $193.5 million in the three and six months ended September 30, 2010, respectively, from $71.8 million and $142.5 million in the three and six months ended September 30, 2009, respectively. The increases in AMSC Power Systems business unit revenues were primarily due to higher sales of wind electrical systems and core components, primarily to customers in China. Based on the average Euro and renminbi exchange rates for the second quarter of fiscal 2010, revenues denominated in these foreign currencies translated into U.S. dollars was $0.6 million higher compared to the translation of these revenues using the average exchange rates of these currencies for the second quarter of fiscal 2009.
          For the three and six months ended September 30, 2010, a substantial portion of our revenues was derived from one customer: Sinovel Wind Co., Ltd., a manufacturer of wind turbines based in China. Sales to Sinovel represented 79% and 76% of total revenues for the three and six months ended September 30, 2010, respectively, compared to 76% and 65% for the three and six months ended September 30, 2009, respectively.
          On May 17, 2010, we announced an extension of our supply of core electrical components for 1.5 megawatt (MW) wind turbines to Sinovel through late 2013 under a new contract valued at approximately $445 million.
          Revenues in our AMSC Superconductors business unit consist of contract revenues, sales of our Amperium™ HTS wire sales, revenues under government-sponsored electric utility projects, and other prototype development contracts. AMSC Superconductors business unit revenues are primarily recorded using the percentage-of-completion method. AMSC Superconductors business unit accounted for 3% of total revenues for both the three and six months ended September 30, 2010 respectively, compared to 4% for both the three and six months ended September 30, 2009. AMSC Superconductors business unit revenues were $3.0 million and $5.3 million in the three and six months ended September 30, 2010, respectively, from $2.9 million and $5.2 million for the three and six months ended September 30, 2009, respectively. Revenues from significant AMSC Superconductors government-funded contracts are summarized as follows (in thousands):

			Revenue earned for		Revenue earned for
			the three months		the six months
		Revenue earned	ended September 30,		ended September 30,
	Expected total	through
Project name	contract value	September 30, 2010	2010	2009	2010	2009

HYDRA	$24,908	$10,082	$388	$565	$509	$829
LIPA I and II	40,141	36,499	1,366	932	2,148	1,639
DOE-FCL	7,898	5,393	416	515	987	577
NAVSEA Motor Study	6,511	6,361	42	59	149	74

Total	$79,458	$58,335	$2,212	$2,071	$3,793	$3,119

          These significant projects represented 74% and 72% of AMSC Superconductors business unit revenues for the three and six months ended September 30, 2010, respectively, compared to 72% and 60% for the three and six months ended September 30, 2009, respectively.
          Project HYDRA is a contract with Consolidated Edison, Inc. which is being partially funded by the U.S. Department of Homeland Security (“DHS”). DHS is expected to invest up to a total of $24.9 million in the development of a new high temperature superconductor power grid technology called FaultBlocker™ cable systems. FaultBlocker cable systems are designed to utilize customized Amperium™ HTS wires, superconductor power cables and ancillary controls to deliver more power through the grid while also being able to suppress power surges that can disrupt service. Of the total $24.9 million in funding expected from DHS, it has committed funding of $12.6 million to us as of September 30, 2010. We recognized $0.4 million in revenues related to the Project HYDRA during the second quarter of fiscal 2010, compared to $0.6 million in the same period of fiscal 2009. Consolidated Edison and Southwire Company are subcontractors to us on this project.
          LIPA I, completed in the first quarter of fiscal 2009, was a project to install an HTS power cable system at transmission voltage using our first generation HTS wire for the Long Island Power Authority. LIPA II is a project to install an HTS power cable utilizing our second generation HTS wire for the Long Island Power Authority. The increase in LIPA project revenues is related to a new phase of the project being underway. DOE-FCL is a project to develop and demonstrate a transmission voltage SuperLimiter fault current limiter (“FCL”). The NAVSEA Motor Study is a project designed to test the 36.5 MW superconductor motor developed for the U.S. Navy.

Cost-sharing funding
          In addition to reported revenues, we also received funding of $0.3 million and $0.5 million for the three and six months ended September 30, 2010, respectively, under U.S. government cost-sharing agreements with the U.S. Air Force and the Department of Energy, compared to $0.4 million and $1.2 million for the three and six months ended September 30, 2009, respectively. The decrease in cost-sharing funding is primarily due to the completion of the NIST Advanced Technology Program. All of our cost-sharing agreements provide funding in support of development work on our Amperium™ HTS wires being done in our AMSC Superconductors business unit. We anticipate that a portion of our funding in the future will continue to come from cost-sharing agreements as we execute joint programs with government agencies. Funding from government cost-sharing agreements is recorded as an offset to research and development (“R&D”) and selling, general and administrative (“SG&A”) expenses, rather than as revenues. As of September 30, 2010, we anticipate recognizing an additional $0.2 million offset to R&D and SG&A expenses related to these cost-sharing agreements over the following quarters of this fiscal year.
Cost of Revenues and Gross Margin
          Cost of revenues increased by 32% and 23% to $60.2 million and $118.5 million for the three and six months ended September 30, 2010, respectively, compared to $45.6 million and $96.1 million for the three and six months ended September 30, 2009, respectively. Gross margin was 40.7% and 40.4% for the three and six months ended September 30, 2010, respectively, compared to 38.9% and 35.0%, respectively, for the same periods of fiscal 2009. The increases in gross margin in the three and six months ended September 30, 2010 as compared to the same periods in fiscal 2009 were due primarily to a shift in the mix of products sold towards higher margin wind turbine core electrical component shipments; material cost reductions primarily resulting from the localization of component supply in China for our power electronic converters, which are now manufactured there; as well as favorable foreign exchange effects. Based on the average Euro and renminbi exchange rates for the second quarter of fiscal 2010, cost of revenues denominated in these foreign currencies translated into U.S. dollars was $0.2 million higher compared to the translation of cost of revenues using the average exchange rates of these currencies for the second quarter of fiscal 2009.
Operating Expenses
Research and development
          A portion of our R&D expenditures related to externally funded development contracts has been classified as cost of revenues (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost-sharing funding. Our R&D expenditures are summarized as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2010	2009	2010	2009
R&D expenses per condensed consolidated statements of income	$7,857	$5,416	$15,192	$9,944
R&D expenditures reclassified as cost of revenues	2,510	1,360	5,879	2,847
R&D expenditures offset by cost-sharing funding	133	227	274	617

Aggregated R&D expenses	$10,500	$7,003	$21,345	$13,408

          R&D expenses (exclusive of amounts classified as cost of revenues and amounts offset by cost-sharing funding) increased by 45% and 53% to $7.9 million and $15.2 million, or 8% of revenues, for each of the three and six months ended September 30, 2010, respectively, from $5.4 million and $9.9 million, or 7% of revenues, for each of the three and six months ended September 30, 2009, respectively. The increases in R&D expenses were driven primarily by increased headcount and related labor spending, as well as added material and overhead spending to support new product development in our AMSC Power Systems business unit. The increase in R&D expenditures reclassified to costs of revenue was a result of increased efforts under license and development contracts for wind turbine designs at AMSC Windtec compared to the prior year. Aggregated R&D expenses, which include amounts classified as cost of revenues and amounts offset by cost-sharing funding, increased 50% and 59% to $10.5 million and $21.3 million, or 10% and 11% of revenues, for each of the three and six months ended September 30, 2010, respectively, compared to $7.0 million and $13.4 million, or 9% of revenues, for each of the three and six months ended September 30, 2009, respectively. The increases in fiscal 2010 were driven primarily by the net impact of the factors described above.
          We present aggregated R&D, which is a non-GAAP measure, because we believe this presentation provides useful information on our aggregate R&D spending and because R&D expenses as reported on the condensed consolidated statements of income have been, and may in the future be, subject to significant fluctuations solely as a result of changes in the level of externally funded contract development work, resulting in significant changes in the amount of the costs recorded as costs of revenues rather than as R&D expenses, as discussed above.
Selling, general, and administrative
          SG&A expenses increased by 35% and 37% to $17.1 million and $32.3 million, or 17% and 16% of revenues, in the three and six months ended September 30, 2010, respectively, from $12.7 million and $23.6 million, or 17% and 16% of revenues, for each of the three and six months ended September 30, 2009, respectively. The increases in SG&A expenses were due primarily to higher stock-based compensation expense and higher labor and related costs driven by headcount growth.
Amortization of acquisition related intangibles
          We recorded $0.4 million and $0.8 million in the three and six months ended September 30, 2010, respectively, compared to $0.5 million and $0.9 million in the three and six months ended September 30, 2009, respectively, in amortization expense related to our contractual relationships/backlog, customer relationships, core technology and know-how, trade names and trademark intangible assets.
          We plan to continue to increase our operating expenses in the coming quarters to provide the platform for growth in subsequent years, but expect them to decline in fiscal 2010 as a percent of revenues from fiscal 2009 levels.
Operating income
          Our operating income is summarized as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2010	2009	2010	2009
AMSC Power Systems	$26,842	$19,866	$52,327	$35,261
AMSC Superconductors	(6,533)	(5,647)	(12,444)	(11,144)
Unallocated corporate expenses	(4,364)	(3,889)	(7,858)	(7,396)

Total	$15,945	$10,330	$32,025	$16,721

          AMSC Power Systems operating income increased to $26.8 million and $52.3 million in the three and six months ended September 30, 2010, respectively, from $19.9 million and $35.3 million in the three and six months ended September 30, 2009, respectively. The increase in the three and six months ended September 30, 2010 was primarily the result of higher sales, as described above.
          AMSC Superconductors operating loss increased to $6.5 million and $12.4 million in the three and six months ended September 30, 2010, respectively, from $5.6 million and $11.1 million in the three and six months ended September, 30, 2009, respectively. The increase in operating loss for the three and six months ended September 30, 2010 is primarily due to increased operating expenses to support planned operations expansion.
          Unallocated corporate expenses include stock-based compensation expense of $4.3 million and $7.8 million in the three and six months ended September 30, 2010, respectively, compared to $3.9 million and $6.9 million in the three and six months ended September 30, 2009, respectively. Unallocated corporate expenses for the three and six months ended September 30, 2009 included $0.1 million and $0.5 million, respectively, of restructuring charges related primarily to the closure of the Company’s facility in Westborough, Massachusetts.

Interest income
          Interest income was $0.2 million and $0.4 million in each of the three and six months ended September 30, 2010 and September 30, 2009, respectively. Due to current economic conditions, yields are low for interest bearing assets.
Other income (expense), net
          Other income (expense), net, was income of $2.4 million and $2.6 million in the three and six months ended September 30, 2010, respectively, compared to expense of $0.9 million and expense of $2.8 million for the three and six months ended September 30, 2009, respectively. Other income (expense), net primarily relates to gains on hedging contracts of $8.0 million and $4.0 million, net foreign currency translation losses of $5.1 million and $0.8 million, and minority interest in the losses of investments in Blade Dynamics and Tres Amigas of $0.5 million and $0.6 million for the three and six months ended September 30, 2010, respectively.
Income Taxes
          In the three and six months ended September 30, 2010, we recorded income tax expense of $8.6 million and $15.9 million, respectively, compared to $5.3 million and $8.2 million in the three and six months ended September 30, 2009, respectively. Income tax expense in all periods was driven primarily by income generated in foreign jurisdictions. We incurred losses in the U.S. during the three and six months of fiscal 2010 and fiscal 2009.
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

	Three months ended		Six months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$9,988	$4,340	$19,157	$6,132
Amortization of acquisition-related intangibles	374	460	762	905
Restructuring and impairments	—	117	—	451
Stock-based compensation	4,326	3,852	7,825	6,918
Tax effects	(84)	(93)	(167)	(181)

Non-GAAP net income	$14,604	$8,676	$27,577	$14,225

Non-GAAP earnings per share	$0.32	$0.19	$0.60	$0.32

Weighted average diluted shares outstanding	46,217	45,233	46,099	44,922

          We generated non-GAAP net income of $14.6 million and $27.6 million or $0.32 and $0.60 per diluted share, for the three and six months ended September 30, 2010, compared to a non-GAAP net income of $8.7 million and $14.2 million or $0.19 and $0.32 per diluted share, for the three and six months ended September 30, 2009. The increase in non-GAAP net income was driven primarily by higher net income and, to a lesser extent, higher stock-based compensation expense, which was added back to net income.

Liquidity and Capital Resources
          At September 30, 2010, we had cash, cash equivalents, marketable securities and restricted cash of $131.2 million compared to $155.1 million at March 31, 2010, a decrease of $23.9 million. Our cash and cash equivalents, marketable securities and restricted cash are summarized as follows (in thousands):

	September 30,	March 31,
	2010	2010
Cash and cash equivalents	$52,615	$87,594
Marketable securities (short and long-term)	73,118	61,811
Restricted cash	5,484	5,713

Total cash, cash equivalents, marketable securities and restricted cash	$131,217	$155,118

          The decrease in cash and cash equivalents, marketable securities and restricted cash at September 30, 2010 from March 31, 2010 was due to cash used for working capital, primarily an increase in accounts receivable, and capital expenditures made in support of our effort to scale up our Amperium™ core capacity.
          For the six months ended September 30, 2010, net cash used in operating activities was $1.9 million compared to net cash provided by operating activities of $21.7 million in the six months ended September 30, 2009. The decrease in cash provided by operations is due primarily to an increase in cash used for working capital of $41.0 million, partially offset by our increase of net income of $13.0 million.
          For the six months ended September 30, 2010, net cash used in investing activities was $37.3 million compared to $11.9 million in the six months ended September 30, 2009. The increase in cash used in investing activities was driven primarily by an increase in capital expenditures and the purchased minority investment in Blade Dynamics during the six months ended September 30, 2010.
          For the six months ended September 30, 2010, cash provided by financing activities was $1.6 million compared to $4.1 million in the same period of fiscal 2009. The decrease of cash provided by financing activities was driven by a decrease in proceeds from the exercise of employee stock options.
          Although our cash requirements fluctuate based on a variety of factors, including customer adoption of our products and our research and development efforts to commercialize our products, we believe that our available cash will be sufficient to fund our working capital, capital expenditures, and other cash requirements for at least the next twelve months.
          We had unused, unsecured lines of credit consisting of CNY 11.9 million (approximately $1.8 million) and €2.3 million (approximately $3.1 million) as of September 30, 2010. We also have an additional $3.5 million in bank guarantees and letters of credit supported by unsecured lines of credit.
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
          We occasionally enter into construction contracts that include a performance bond. As these contracts progress, we continually assess the probability of a payout from the performance bond. Should we determine that such a payout is likely, we would record a liability. As of September 30, 2010, there were no recorded performance-based liabilities.

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
          For forward foreign exchange contracts that are designated as cash flow hedges, if they are effective in offsetting the variability of the hedged cash flows, and otherwise meet the hedge accounting criteria, changes in the derivatives value are not included in current earnings but are included in other comprehensive income in stockholders’ equity. The changes in fair value will subsequently be reclassified into earnings as a component of cost of revenues, as applicable, when the forecasted transaction occurs. To the extent that a previously forecasted transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. We do not enter into derivative instruments for trading or speculative purposes. Realized gains and losses resulting from these cash flow hedges offset the foreign exchange gains and losses on the underlying transactions being hedged. Gains and losses on derivatives not designated for hedge accounting or representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in other income (expense), net.
          At September 30, 2010, we had forward contracts outstanding to hedge cash flow exposure at AMSC Windtec, with aggregate USD equivalent notional amounts of $34.4 million. These contracts will expire at various dates through June 2011. The net gain or loss from these cash flow hedges reported in accumulated other comprehensive income will be reclassified to earnings and recorded in cost of revenues in our condensed consolidated statement of income when the related inventory is sold to third-party customers.
Balance Sheet Hedges
          In addition to cash flow hedges, we also enter into foreign currency forward exchange contracts to mitigate the impact of foreign exchange risk related to non-functional currency receivable balances in its foreign entities. We do not elect hedge accounting treatment for these hedges, consequently, changes in the fair value of these contracts are recorded within other income (expense), net, in the period which they occur. At September 30, 2010, we had forward contracts outstanding with aggregate USD equivalent notional amounts of $58.9 million, which expired in October 2010.

ITEM 4.	CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures
          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     Changes in Internal Control over Financial Reporting
          No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
          As of September 30, 2010, there have not been any material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, although we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

AMERICAN SUPERCONDUCTOR CORPORATION

Date: November 4, 2010	By:	/s/ David A. Henry
David A. Henry Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

†10.1	Purchase Contract No. HCG1.5MW-10016-01, effective as of May 12, 2010, between Sinovel Wind Group Co., Ltd. and Suzhou AMSC Superconductor Co., Ltd (1)

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

(1)	Incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K/A filed with the Commission on September 15, 2010 (Commission file No. 000-19672).

†	Confidential treatment previously requested and granted with respect to certain portions, which portions were omitted and filed separately with the Commission.

**	submitted electronically herewith
Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended September 30, 2010 and 2009, (ii) Condensed Consolidated Balance Sheets at September 30, 2010 and March 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2010 and 2009, (iv) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2010 and 2009 and (v) Notes to Condensed Consolidated Financial Statements.
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