Form 10-Q
period 2010-12-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2011-02-03
CIK 880807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2010

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Shares outstanding of the Registrant’s common stock:

Common Stock, par value $0.01 per share	50,701,749

Class	Outstanding as of January 31, 2011

AMERICAN SUPERCONDUCTOR CORPORATION
INDEX

		Page No.
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets as of December 31, 2010 and March 31, 2010	3

	Unaudited Condensed Consolidated Statements of Income for the three and nine months ended December 31, 2010 and 2009	4

	Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2010 and 2009	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2010 and 2009	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

PART II—OTHER INFORMATION

Item 1A.	Risk Factors	26

Item 6.	Exhibits	26

Signature		27
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

AMERICAN SUPERCONDUCTOR CORPORATION
PART I — FINANCIAL INFORMATION
   ITEM 1. FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,	March 31,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$169,021	$87,594
Marketable securities	73,910	54,469
Accounts receivable, net	121,376	57,290
Inventory	40,841	35,858
Prepaid expenses and other current assets	36,230	20,294
Restricted cash	5,433	5,713
Deferred tax assets	3,640	1,776

Total current assets	450,451	262,994

Property, plant and equipment, net	89,131	64,315
Goodwill	46,436	36,696
Intangibles, net	7,546	7,770
Marketable securities	12,161	7,342
Deferred tax assets	4,471	3,043
Other assets	30,245	18,024

Total assets	$640,441	$400,184

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$95,806	$84,319
Deferred revenue	21,837	19,970
Deferred tax liabilities	2,653	471

Total current liabilities	120,296	104,760

Deferred revenue	18,299	13,302
Deferred tax liabilities	1,446	777
Other	429	380

Total liabilities	140,470	119,219

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock	507	448
Additional paid-in capital	883,097	698,417
Accumulated other comprehensive loss	(7,905)	(7,011)
Accumulated deficit	(375,728)	(410,889)

Total stockholders’ equity	499,971	280,965

Total liabilities and stockholders’ equity	$640,441	$400,184

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three months ended		Nine months ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenues	$114,193	$80,659	$312,932	$228,331

Cost and operating expenses:
Cost of revenues	67,709	50,444	186,160	146,498
Research and development	9,057	6,421	24,249	16,365
Selling, general and administrative	15,564	12,881	47,874	36,478
Amortization of acquisition related intangibles	393	473	1,154	1,378
Restructuring and impairments	—	—	—	451

Total cost and operating expenses	92,723	70,219	259,437	201,170

Operating income	21,470	10,440	53,495	27,161

Interest income (expense), net	172	193	549	625
Other income (expense), net	2,137	195	4,745	(2,651)

Income before income tax expense	23,779	10,828	58,789	25,135

Income tax expense	7,775	5,649	23,628	13,824

Net income	$16,004	$5,179	$35,161	$11,311

Net income per common share
Basic	$0.33	$0.12	$0.76	$0.26

Diluted	$0.33	$0.11	$0.75	$0.25

Weighted average number of common shares outstanding
Basic	48,418	44,623	46,385	44,222

Diluted	49,017	45,566	47,076	45,072

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three months ended		Nine months ended
	December 31,		December 31,
	2010	2009	2010	2009
Net income	$16,004	$5,179	$35,161	$11,311

Other comprehensive income (loss), net of tax:
Foreign currency translation	(5,063)	(2,275)	(873)	5,030
Unrealized (losses) gains on cash flow hedges	(1,243)	—	75	—
Unrealized losses on investments	(42)	(9)	(96)	(118)

Total other comprehensive loss, net of tax	(6,348)	(2,284)	(894)	4,912

Comprehensive income	$9,656	$2,895	$34,267	$16,223

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net income	$35,161	$11,311
Adjustments to reconcile net income to net cash (used in) provided by operations:
Depreciation and amortization	7,972	7,158
Stock-based compensation expense	11,269	10,440
Stock-based compensation expense—non-employee	238	91
Allowance for doubtful accounts	1,262	260
Deferred income taxes	(262)	(1,608)
Other non-cash items	2,002	745
Changes in operating asset and liability accounts:
Accounts receivable	(69,709)	(27,495)
Inventory	(4,446)	(728)
Prepaid expenses and other current assets	(15,881)	(8,518)
Accounts payable and accrued expenses	9,616	3,325
Deferred revenue	6,442	3,882

Net cash used in operating activities	(16,336)	(1,137)

Cash flows from investing activities:
Purchase of property, plant and equipment	(30,624)	(8,232)
Purchase of marketable securities	(71,744)	(68,096)
Proceeds from the maturity of marketable securities	47,151	40,638
Change in restricted cash	250	1,645
Purchase of intangible assets	(2,003)	(1,360)
Purchase of minority investment	(8,000)	(848)
Change in other assets	(89)	(31)

Net cash used in investing activities	(65,059)	(36,284)

Cash flows from financing activities:
Proceeds from follow-on public offering, net of costs	155,240	—
Proceeds from exercise of employee stock options and ESPP	7,350	6,048

Net cash provided by financing activities	162,590	6,048

Effect of exchange rate changes on cash and cash equivalents	232	1,082

Net increase (decrease) in cash and cash equivalents	81,427	(30,291)

Cash and cash equivalents at beginning of period	87,594	70,674

Cash and cash equivalents at end of period	$169,021	$40,383

Supplemental schedule of cash flow information:
Non-cash contingent consideration in connection with acquisitions	$10,003	$10,828
Cash paid for income taxes	13,660	5,870
Non-cash issuance of common stock	637	1,610
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
          These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to those instructions. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended December 31, 2010 and 2009 and the financial position at December 31, 2010. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. Certain reclassifications of prior year amounts have been made to conform to current year presentation. These reclassifications had no effect on net income, cash flows or stockholders’ equity.
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
Recently Adopted Accounting Pronouncements
          In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements, pertaining to the accounting for revenue arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. This new accounting standard supersedes the prior multiple element revenue arrangement accounting rules that were previously used by the Company. The Company adopted this new accounting standard on April 1, 2010 using the prospective method and the adoption did not have a material impact on its condensed consolidated financial statements.
          For sales that involve the delivery of multiple elements, the Company allocates revenue to each undelivered element based on the element’s fair value as determined by VSOE, which is the price charged when that element is sold separately, or TPE. When VSOE and TPE are unavailable, fair value is based on the Company’s best estimate of selling price. When these estimates are used to determine fair value, management makes its estimates using reasonable and objective evidence to determine the price. The Company reviews VSOE and TPE at least annually. If the Company concludes that they are unable to establish fair values for one or more undelivered elements within a multiple-element arrangement using VSOE then it uses TPE or its best estimate of the selling price for that unit of accounting, being the price at which the vendor would transact if the unit of accounting were sold by the vendor regularly on a standalone basis.

2.       Stock-Based Compensation
          The Company accounts for its stock-based compensation at fair value. The following table summarizes employee stock-based compensation expense by financial statement line item for the three and nine months ended December 31, 2010 and 2009 (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2010	2009	2010	2009
Cost of revenues	$442	$307	$1,277	$886
Research and development	708	509	1,867	1,499
Selling, general and administrative	2,295	2,706	8,125	8,055

Total	$3,445	$3,522	$11,269	$10,440

          During the nine months ended December 31, 2010, the Company granted approximately 229,000 shares and 347,000 shares of stock options and restricted stock, respectively, to employees under the 2007 Stock Incentive Plan. The restricted stock awards include approximately 86,500 shares of performance-based restricted stock, which will vest upon achievement of certain annual financial and operational performance measurements. The remaining shares granted vest upon the passage of time, generally pro rata over 3 years. For awards that vest upon the passage of time, expense is being recorded on a straight-line basis over the vesting period. At December 31, 2010, the Company determined that achievement of the performance measures is probable and as such, is recognizing the fair value of the performance-based awards over the estimated performance period of each award.
          The total unrecognized compensation cost for unvested employee stock-based compensation awards outstanding, net of estimated forfeitures, was $20.0 million at December 31, 2010. This expense will be recognized over a weighted-average expense period of 2.0 years.
          The weighted-average assumptions used in the Black-Scholes valuation model for stock options granted during the three and nine months ended December 31, 2010 and 2009 are as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2010	2009	2010	2009
Expected volatility	61.4%	65.6%	65.5%	68.9%
Risk-free interest rate	2.4%	2.6%	2.1%	2.6%
Expected life (years)	6.1	4.8	6.1	4.8
Dividend yield	None	None	None	None
          The expected volatility was estimated based on an equal weighting of the historical volatility of the Company’s common stock and the implied volatility of the Company’s traded options. The expected life was estimated based on an analysis of the Company’s historical experience of exercise, cancellation, and expiration patterns. The risk-free interest rate is based on the average of the five and seven year U.S. Treasury rates for the three and nine months ended December 31, 2010 and the five year U.S. Treasury rates for the three and nine months ended December 31, 2009. The stock-based compensation expense recognized in the unaudited condensed consolidated statements of income is based on awards that ultimately are expected to vest; therefore, the amount of expense has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. This analysis is re-evaluated periodically and the forfeiture rate is adjusted as necessary.
3.       Computation of Net Income per Common Share
          Basic earnings per share (“EPS”) is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing the net earnings by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. For the three and nine months ended December 31, 2010 and 2009, common equivalent shares of 0.6 million shares and 1.3 million shares, respectively, and 0.1 million shares and 0.9 million shares, respectively, were not included in the calculation of diluted EPS as they were considered anti-dilutive.

          The following table reconciles the numerators and denominators of the earnings per share calculation for the three and nine months ended December 31, 2010 and 2009 (in thousands, except per share data):

	Three months ended		Nine months ended
	December 31,		December 31,
	2010	2009	2010	2009

Numerator:
Net income	$16,004	$5,179	$35,161	$11,311

Denominator:
Weighted-average shares of common stock outstanding	48,666	44,665	46,624	44,276
Weighted-average shares subject to repurchase	(248)	(42)	(239)	(54)

Shares used in per-share calculation — basic	48,418	44,623	46,385	44,222

Dilutive effect of employee equity incentive plans	599	943	691	850

Shares used in per-share calculation — diluted	49,017	45,566	47,076	45,072

Net income per share — basic	$0.33	$0.12	$0.76	$0.26

Net income per share — diluted	$0.33	$0.11	$0.75	$0.25

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

          The following table provides the assets carried at fair value, measured as of December 31, 2010 and March 31, 2010 (in thousands):

	Total	Quoted Prices in	Using Significant Other	Using Significant
	Carrying	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2010:
Assets:
Cash equivalents	$137,445	$137,445	$—	$—
Short-term marketable securities	73,910	—	73,910	—
Long-term marketable securities	12,161	—	12,161	—
Derivatives	2,335	—	2,335	—

Liabilities:
Derivatives	$534	$—	$534	$—

	Total	Quoted Prices in	Using Significant Other	Using Significant
	Carrying	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2010:
Assets:
Cash equivalents	$29,054	$29,054	$—	$—
Short-term marketable securities	54,469	—	54,469	—
Long-term marketable securities	7,342	—	7,342	—
Derivatives	168	—	168	—
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
Derivatives
          The derivatives entered into by the Company are valued using over-the-counter quoted market prices for similar instruments, and are classified within Level 2 of the valuation hierarchy.
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
          At December 31, 2010, the Company had forward contracts outstanding to hedge cash flow exposure at the Company’s wholly-owned Austrian subsidiary, AMSC Windtec GmbH (“AMSC Windtec”), with aggregate USD equivalent notional amounts of $28.9 million. These contracts will expire at various dates through December 2011. The net gain or loss from these cash flow hedges reported in accumulated other comprehensive income will be reclassified to earnings and recorded in cost of revenues in our condensed consolidated statement of income when the related inventory is sold to third-party customers.
Balance Sheet Hedges
          In addition to cash flow hedges, the Company also enters into foreign currency forward exchange contracts to mitigate the impact of foreign exchange risk related to certain non-functional currency receivable balances in its foreign entities. The Company does not elect hedge accounting treatment for these hedges, consequently, changes in the fair value of these contracts are recorded within other income (expense), net, in the period which they occur. At December 31, 2010, the Company had forward contracts outstanding with aggregate USD equivalent notional amounts of $87.5 million. These contracts will expire at various dates through February 2011.
          The fair value amounts of asset derivatives included in prepaid expenses and other current assets and liability derivatives included in accounts payable and accrued expenses in the condensed consolidated balance sheets related to forward foreign exchange contracts as of December 31, 2010 and March 31, 2010 were as follows (in thousands):

	Asset derivatives		Liability derivatives
	December 31,	March	December 31,
	2010	31, 2010	2010	March 31, 2010
Derivatives designated as cash flow hedges	$475	$—	$470	$—
Derivatives not designated as cash flow hedges	1,860	168	64	—

Total	$2,335	$168	$534	$—

The Company recognized the following pre-tax gains (losses) in other comprehensive income related to forward foreign exchange contracts designated as cash flow hedges (in thousands):

	Three months ended		Nine months ended
	December	December 31,	December	December
	31, 2010	2009	31, 2010	31, 2009
Gains (losses) recognized in other comprehensive income	$(1,658)	$—	$101	$—

The Company recognized the following pre-tax gains (losses) related to forward foreign exchange contracts in the condensed consolidated statements of income (in thousands):

	Three months ended		Nine months ended
	December	December 31,	December	December
	31, 2010	2009	31, 2010	31, 2009
Gains (losses) recognized in other income (expense), net	$(1,423)	$585	$2,552	$448
Gains (losses) recognized in cost of revenues	978	$—	1,418	$—

Total	$(445)	$585	$3,970	$448

6.       Accounts Receivable
          Accounts receivable consisted of the following (in thousands):

	December 31,	March 31,
	2010	2010
Accounts receivable (billed)	$114,482	$48,517
Accounts receivable (unbilled)	9,422	10,305
Less: Allowance for doubtful accounts	(2,528)	(1,532)

Accounts receivable, net	$121,376	$57,290

          The Company also recorded net long-term accounts receivable of $19.2 million and $14.1 million as of December 31, 2010 and March 31, 2010, respectively, which are also classified within other assets and as long-term deferred revenue on the condensed consolidated balance sheet.
7.       Inventory
          The components of inventory are as follows (in thousands):

	December 31,	March 31,
	2010	2010
Raw materials	$21,778	$18,065
Work-in-process	4,846	7,318
Finished goods	10,077	7,879
Deferred program costs	4,140	2,596

Net inventory	$40,841	$35,858

          Finished goods inventory as of December 31, 2010 includes $1.0 million of costs of product shipped to customers on contracts for which revenue was deferred until final customer acceptance.
          Deferred program costs as of December 31, 2010 and March 31, 2010 primarily represent costs incurred on wind turbine development programs accounted for under contract accounting where the Company needs to achieve certain milestones or complete development programs before revenue and costs will be recognized.
8.       Product Warranty
          The Company generally provides a one to two year warranty on its products, commencing upon installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.
          Product warranty activity was as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,

	2010	2009	2010	2009

Balance at beginning of period	$7,374	$5,497	$6,431	$4,749
Accruals for warranties during the period	2,193	2,238	6,533	4,955
Settlements and adjustments during the period	(1,119)	(1,703)	(4,516)	(3,672)

Balance at end of period	$8,448	$6,032	$8,448	$6,032

9.       Income Taxes
          The Company recorded income tax expense of $7.8 million and $23.6 million for the three and nine months ended December 31, 2010, respectively, and $5.6 million and $13.8 million for the three and nine months ended December 31, 2009, respectively, related primarily to income generated in foreign jurisdictions. The Company has provided a valuation allowance against all deferred tax assets in the U.S. as it is more likely than not that its U.S. deferred tax assets are not currently realizable due to the net operating losses incurred by the Company in the U.S. since its inception.

10.    Commitments and Contingencies
          The Company enters into long-term construction contracts with customers that require the Company to obtain performance bonds. The Company is required to deposit an amount equivalent to some or all the face amount of the performance bonds into an escrow account until the termination of the bond. When the performance conditions are met, amounts deposited as collateral for the performance bonds are returned to the Company. In addition, the Company has various contractual arrangements in which minimum quantities of goods or services have been committed to be purchased on an annual basis.
          As of December 31, 2010, the Company had five performance bonds on behalf of AMSC Windtec and its wholly-owned Chinese subsidiary, Suzhou AMSC Superconductor Co. Ltd (“AMSC China”), in support of customer contracts to guarantee supply of core components and software. The total value of the outstanding performance bonds is $1.2 million and they expire between November 30, 2011 and March 31, 2014. In the event that the payment is made in accordance with the requirements of any of these performance bonds, the Company would record the payment as an offset to revenue.
          At December 31, 2010 and March 31, 2010, the Company had $5.4 million and $5.7 million, respectively, of restricted cash included in current assets, which includes the restricted cash securing the AMSC Windtec and AMSC China performance bonds noted above. The Company also has an additional $3.8 million in bank guarantees and letters of credit supported by unsecured lines of credit.
          The Company also has unused, unsecured lines of credit consisting of $18.2 million (approximately CNY 120.4 million) and $2.7 million (approximately €2.0 million) as of December 31, 2010. Recently, the Chinese government adopted various economic measures designed to restrict the availability of credit and contain inflation which may impact the Company’s ability to access unused lines of credit in China.
          From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. The Company records a liability in its consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. Management reviews these estimates in each accounting period as additional information is known and adjusts the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. At December 31, 2010, the Company did not have any material pending litigation.
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
          Costs incurred and funding received under these agreements are as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2010	2009	2010	2009

Costs incurred	$523	$943	$1,547	$3,418
R&D expenditures offset by cost sharing funding received	128	250	402	867
SG&A expenditures offset by cost sharing funding received	111	217	349	755
          At December 31, 2010, total funding received under these agreements was $30.4 million.
12.    Acquisitions
Acquisition of Windtec Consulting GmbH
          On January 5, 2007, the Company acquired AMSC Windtec. AMSC Windtec develops and sells electrical systems for wind turbines. AMSC Windtec also provides technology transfer for the manufacturing of wind turbines; documentation services; and training and support regarding the assembly, installation, commissioning, and service of wind turbines.
          The acquisition agreement included an earn-out provision for the issuance of up to an additional 1,400,000 shares of common stock upon AMSC Windtec’s achievement of specified revenue objectives during the first four fiscal years following closing of the acquisition. During the nine months ended December 31, 2010, the Company recorded contingent consideration of $10.0 million to goodwill and additional paid-in capital representing 350,000 shares earned. These 350,000 shares are expected to be issued in the first quarter of the fiscal year ending March 31, 2012. As of December 31, 2010, the Company has recorded contingent consideration up to the maximum amount of shares that could be earned under the agreement. The carrying amount of goodwill at December 31, 2010 and March 31, 2010 was $46.4 million and $36.7 million, respectively. The goodwill activity for the nine months ended December 31, 2010 is as follows (in thousands):

Balance at April 1, 2010	$36,696
Contingent consideration	10,003
Net foreign exchange rate impact	(263)

Balance at December 31, 2010	$46,436

Investment in Tres Amigas
          On October 9, 2009, the Company made an investment in Tres Amigas LLC, (“Tres Amigas”), a merchant transmission company, for $1.8 million, consisting of $0.8 million in cash and $1.0 million in AMSC common stock. The investment was recorded under the equity method of accounting and is included in other assets on the condensed consolidated balance sheet. The Company’s minority interest in the losses of Tres Amigas are included in other income (expense), net, on the condensed consolidated statements of income and were immaterial for the three and nine months ended December 31, 2010. The net investment activity for the nine months ended December 31, 2010 is as follows (in thousands):

Balance at April 1, 2010	$1,750
Minority interest in net losses	(685)

Balance at December 31, 2010	$1,065

          On January 6, 2011, the Company increased its minority position in Tres Amigas for $1.8 million in cash consideration.
Investment in Blade Dynamics Ltd.
          On August 12, 2010, the Company acquired (through AMSC Windtec), a 25 percent equity ownership position in Blade Dynamics Ltd. (“Blade Dynamics”), a designer and manufacturer of advanced wind turbine blades based on proprietary materials and structural technologies, for $8.0 million in cash. The investment was recorded under the equity method of accounting and is included in other assets on the condensed consolidated balance sheet. The Company’s minority interest in net losses of Blade Dynamics are included in other income (expense), net, on the condensed consolidated statements of income. The net investment activity for the nine months ended December 31, 2010 is as follows (in thousands):

Balance at April 1, 2010	$—
Purchase of minority investment	8,000
Minority interest in net losses	(578)
Net foreign exchange rate impact	320

Balance at December 31, 2010	$7,742

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
          The AMSC Superconductors business segment manufactures Amperium™ high temperature superconductor (“HTS”) wire and coils; designs and develops superconductor products, such as power cables, fault current limiters and motors; and manages large-scale superconductor projects.

          The operating results for the two business segments are as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,

	2010	2009	2010	2009

Revenues:
AMSC Power Systems	$112,114	$77,026	$305,582	$219,513
AMSC Superconductors	2,079	3,633	7,350	8,818

Total	$114,193	$80,659	$312,932	$228,331

	Three months ended		Nine months ended
	December 31,		December 31,
	2010	2009	2010	2009

Operating income:
AMSC Power Systems	$31,833	$19,941	$84,159	$55,202
AMSC Superconductors	(6,878)	(5,941)	(19,322)	(17,085)
Unallocated corporate expenses	(3,485)	(3,560)	(11,342)	(10,956)

Total	$21,470	$10,440	$53,495	$27,161

          The accounting policies of the business segments are the same as those for the consolidated Company. Certain corporate expenses which the Company does not believe are specifically attributable or allocable to either of the two business segments have been excluded from the segment operating income. Unallocated corporate expenses include stock-based compensation expense of $3.4 million and $3.5 million for the three months ended December 31, 2010 and 2009, respectively, and $11.3 million and $10.4 million for the nine months ended December 31, 2010 and 2009, respectively. Unallocated corporate expenses for the nine months ended December 31, 2009 included $0.5 million of restructuring charges related primarily to the closure of the Company’s facility in Westborough, Massachusetts.
          For the three and nine months ended December 31, 2010, a substantial portion of the Company’s revenues was derived from one customer: Sinovel Wind Co., Ltd., a manufacturer of wind turbines based in China. Sales to Sinovel represented 73% and 75% of total revenues for the three and nine months ended December 31, 2010, respectively, compared to 76% and 69% for the three and nine months ended December 31, 2009, respectively.
          Total assets for the two business segments are as follows (in thousands):

	December 31,	March 31,
	2010	2010
AMSC Power Systems	$293,127	$179,873
AMSC Superconductors	55,375	32,978
Corporate assets	291,939	187,333

Total	$640,441	$400,184

14.    Stockholders’ Equity
Public Offering
          In November 2010, the Company issued 4,600,000 shares of common stock at a price of $35.50 per share in a follow-on public offering, which resulted in net proceeds to the Company of approximately $155.2 million, after deducting the underwriting costs and offering expenses of $8.1 million. The Company intends to use the net proceeds of the offering to expand its superconductor wire manufacturing capacity, to pursue strategic business relationships for the purpose of executing its growth and diversification strategies, including minority investments and acquisitions, and for other general corporate purposes.

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
          Our fiscal year begins on April 1 and ends on March 31. This document refers to fiscal 2010, which is defined as the period beginning on April 1, 2010 and concluding on March 31, 2011. The third quarter of fiscal 2010 began on October 1, 2010 and concluded on December 31, 2010.
          Our revenues are primarily derived from our AMSC Power Systems business unit, which designs and licenses wind turbines and provides electrical systems and controls for those wind turbines; provides a range of products to increase electrical grid capacity and reliability; provides power electronic products that interconnect wind farms and solar power plants to the power grid; and provides products that enhance power quality for industrial operations. Most of the products offered by AMSC Power Systems utilize our proprietary power electronic converters and enabling software. These solutions increase the quantity, quality and reliability of electric power that is produced by renewable energy sources, transmitted by electric utilities or consumed by large industrial entities. The market for these solutions continues to be strong, particularly in Asia, where the production of wind turbines and demand for wind turbine electrical systems and controls continues to increase rapidly.
          Our AMSC Superconductors business unit designs and develops superconductor products, such as power cables, fault current limiters, generators, motors and degaussing systems; and it manages large-scale superconductor projects. AMSC Superconductors also manufactures the Amperium™ high temperature superconductor (“HTS”) wire that goes into superconductor products, providing these systems with compelling performance, efficiency, size and weight advantages compared with conventional electrical equipment. Many superconductor product demonstrations have been successfully completed to date and customer interest is increasing, particularly for superconductor power cables and superconductor wind turbine generators. While these systems have not yet been broadly commercialized, we received our first large-scale commercial wire contract in fiscal 2010.

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
          As of December 31, 2010 and March 31, 2010, we had backlog of approximately $883 million and $588 million, respectively. The increase in backlog was primarily the result of a substantial new order received from our largest customer, Sinovel Wind Co., Ltd. (“Sinovel”), a manufacturer of wind turbines based in China. Based on this level of backlog and our pipeline of business, we believe we are well positioned to continue our growth.
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
Critical Accounting Policies and Estimates
          The preparation of condensed consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. There were no significant changes in the third quarter of fiscal 2010 in our critical accounting policies as disclosed in our Form 10-K for fiscal 2009, which ended on March 31, 2010.
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
Balance Sheet Hedges
          In addition to cash flow hedges, we also enter into foreign currency forward exchange contracts to mitigate the impact of foreign exchange risk related to certain non-functional currency receivable balances in our foreign entities. We do not elect hedge accounting treatment for these hedges, consequently, changes in the fair value of these contracts are recorded within other income (expense), net, in the period which they occur.
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
          For sales that involve the delivery of multiple elements, we allocate revenue to each undelivered element based on the element’s fair value as determined by VSOE, which is the price charged when that element is sold separately, or TPE. When VSOE and TPE are unavailable, fair value is based on our best estimate of selling price. When our estimates are used to determine fair value, management makes its estimates using reasonable and objective evidence to determine the price. We review VSOE and TPE at least annually. If we conclude we are unable to establish fair values for one or more undelivered elements within a multiple-element arrangement using VSOE then we use TPE or our best estimate of the selling price for that unit of accounting, being the price at which the vendor would transact if the unit of accounting were sold by the vendor regularly on a standalone basis.
          The new accounting standard supersedes the prior multiple element revenue arrangement accounting rules that were previously used by us. We adopted this new accounting standard on April 1, 2010 using the prospective method and the adoption did not have a material impact on our condensed consolidated financial statements.
Results of Operations
Three and nine months ended December 31, 2010 compared to the three and nine months ended December 31, 2009
Revenues
          Total revenues increased by 42% and 37% to $114.2 million and $312.9 million for the three and nine months ended December 31, 2010, respectively, from $80.7 million and $228.3 million for the three and nine months ended December 31, 2009, respectively. Our revenues are summarized as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenues:
AMSC Power Systems	$112,114	$77,026	$305,582	$219,513
AMSC Superconductors	2,079	3,633	7,350	8,818

Total	$114,193	$80,659	$312,932	$228,331

          Revenues in our AMSC Power Systems business unit consist of revenues from wind turbine electrical systems and core components, wind turbine license and development contracts as well as D-VAR®, D-VAR RT, SVC, and PowerModule™ product sales, service contracts, and consulting arrangements. We also engineer, install and commission our products on a turnkey basis for some customers. Our AMSC Power Systems business unit accounted for 98% of total revenues for both of the three and nine months ended December 31, 2010, compared to 95% and 96% for the three and nine months ended December 31, 2009, respectively. Revenues in the AMSC Power Systems business unit increased 46% and 39% to $112.1 million and $305.6 million in the three and nine months ended December 31, 2010, respectively, from $77.0 million and $219.5 million in the three and nine months ended December 31, 2009, respectively. The increases in AMSC Power Systems business unit revenues were primarily due to greater sales of wind turbine electrical control systems and core components, primarily to customers in China. Based on the average Euro and renminbi exchange rates for the third quarter of fiscal 2010, revenues denominated in these foreign currencies translated into U.S. dollars were $1.8 million higher compared to the translation of these revenues using the average exchange rates of these currencies for the third quarter of fiscal 2009.
          For the three and nine months ended December 31, 2010, a substantial portion of our revenues was derived from one customer, Sinovel. Sales to Sinovel represented 73% and 75% of total revenues for the three and nine months ended December 31, 2010, respectively, compared to 76% and 69% for the three and nine months ended December 31, 2009, respectively.
          On May 17, 2010, we announced an extension of our supply of core electrical components for 1.5 megawatt (MW) wind turbines to Sinovel through late 2013 under a new contract valued at approximately $445 million.
          Revenues in our AMSC Superconductors business unit consist of contract revenues, sales of our Amperium™ HTS wire, revenues under government-sponsored electric utility projects and other prototype development contracts. Our AMSC Superconductors business unit revenues are primarily recorded using the percentage-of-completion method. Our AMSC Superconductors business unit accounted for 2% of total revenues for both the three and nine months ended December 31, 2010, respectively, compared to 5% and 4% for the three and nine months ended December 31, 2009, respectively. Our AMSC Superconductors business unit revenues decreased 43% and 17% to $2.1 million and $7.4 million in the three and nine months ended December 31, 2010, respectively, from $3.6 million and $8.8 million for the three and nine months ended December 31, 2009, respectively. Revenues from significant AMSC Superconductors government-funded contracts are summarized as follows (in thousands):

			Revenue earned for the		Revenue earned for the
			three months ended		nine months ended
		Revenue earned	December 31,		December 31,
	Expected total	through
Project name	contract value	December 31, 2010	2010	2009	2010	2009

HYDRA	$24,908	$10,194	$112	$196	$621	$1,025
LIPA I and II	40,141	37,360	861	1,115	3,009	2,754
DOE-FCL	7,898	5,964	571	403	1,558	980
NAVSEA Motor Study	6,511	6,464	103	133	252	207

Total	$79,458	$59,982	$1,647	$1,847	$5,440	$4,966

          These significant projects represented 79% and 74% of AMSC Superconductors business unit revenues for the three and nine months ended December 31, 2010, respectively, compared to 51% and 56% for the three and nine months ended December 31, 2009, respectively.
          Project HYDRA is a contract with Consolidated Edison, Inc. which is being partially funded by the U.S. Department of Homeland Security (“DHS”). DHS is expected to invest up to a total of $24.9 million in the development of a new high temperature superconductor power grid technology called FaultBlocker™ cable systems. FaultBlocker cable systems are designed to utilize customized Amperium™ HTS wires, and ancillary controls to deliver more power through the grid while also being able to suppress power surges that can disrupt service. Of the total $24.9 million in funding expected from DHS, it has committed funding of $12.6 million to us as of December 31, 2010. Consolidated Edison and Southwire Company are subcontractors to us on this project.
          LIPA I, completed in the first quarter of fiscal 2009, was a project to install an HTS power cable system at transmission voltage using our first generation HTS wire for the Long Island Power Authority. LIPA II is a project to install an HTS power cable utilizing our Amperium™ wire for the Long Island Power Authority. DOE-FCL is a project to develop and demonstrate a transmission voltage SuperLimiter fault current limiter (“FCL”). The NAVSEA Motor Study is a project designed to test the 36.5 MW superconductor motor developed for the U.S. Navy.
Cost-sharing funding
          In addition to reported revenues, we also received funding of $0.2 million and $0.7 million for the three and nine months ended December 31, 2010, respectively, under U.S. government cost-sharing agreements with the U.S. Air Force and the Department of Energy, compared to $0.4 million and $1.6 million for the three and nine months ended December 31, 2009, respectively. The decrease in cost-sharing funding is primarily due to the completion of the NIST Advanced Technology Program. All of our cost-sharing agreements provide funding in support of development work on our Amperium™ HTS wires being done in our AMSC Superconductors business unit. We anticipate that a portion of our funding in the future will continue to come from cost-sharing agreements as we execute joint programs with government agencies.

Funding from government cost-sharing agreements is recorded as an offset to research and development (“R&D”) and selling, general and administrative (“SG&A”) expenses, rather than as revenues.
Cost of Revenues and Gross Margin
          Cost of revenues increased by 34% and 27% to $67.7 million and $186.2 million for the three and nine months ended December 31, 2010, respectively, compared to $50.4 million and $146.5 million for the three and nine months ended December 31, 2009, respectively. Gross margin was 40.7% and 40.5% for the three and nine months ended December 31, 2010, respectively, compared to 37.5% and 35.8%, respectively, for the same periods of fiscal 2009. The increases in gross margin in the three and nine months ended December 31, 2010 as compared to the same periods in fiscal 2009 were due primarily to a shift in the mix of products sold towards higher margin wind turbine core electrical component shipments; material cost reductions primarily resulting from the localization of component supply in China for our power electronic converters, which are now manufactured in China; as well as favorable foreign exchange effects. Based on the average Euro and renminbi exchange rates for the third quarter of fiscal 2010, cost of revenues denominated in these foreign currencies translated into U.S. dollars was $0.6 million higher compared to the translation of cost of revenues using the average exchange rates of these currencies for the third quarter of fiscal 2009.
Operating Expenses
Research and development
          A portion of our R&D expenditures related to externally funded development contracts has been classified as cost of revenues (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost-sharing funding. Our R&D expenditures are summarized as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2010	2009	2010	2009
R&D expenses per condensed consolidated statements of income	$9,057	$6,421	$24,249	$16,365
R&D expenditures reclassified as cost of revenues	3,862	1,832	11,582	4,679
R&D expenditures offset by cost-sharing funding	128	250	402	867

Aggregated R&D expenses	$13,047	$8,503	$36,233	$21,911

          R&D expenses (exclusive of amounts classified as cost of revenues and amounts offset by cost-sharing funding) increased by 41% and 48% to $9.1 million and $24.3 million, or 8% of revenues, for each of the three and nine months ended December 31, 2010, respectively, from $6.4 million and $16.4 million, or 8% and 7% of revenues, for the three and nine months ended December 31, 2009, respectively. The increases in R&D expenses were driven primarily by increased headcount and related labor spending, as well as added material and overhead spending to support new product development in our AMSC Power Systems business unit. The increases in R&D expenditures reclassified to costs of revenue was a result of increased efforts under license and development contracts for wind turbine designs at AMSC Windtec compared to the prior year. Aggregated R&D expenses, which include amounts classified as cost of revenues and amounts offset by cost-sharing funding, increased 53% and 65% to $13.0 million and $36.2 million, or 11% and 12% of revenues for the three and nine months ended December 31, 2010, respectively, compared to $8.5 million and $21.9 million, or 11% and 10% of revenues, for the three and nine months ended December 31, 2009, respectively. The increases in fiscal 2010 were driven primarily by the net impact of the factors described above.
          We present aggregated R&D, which is a non-GAAP measure, because we believe this presentation provides useful information on our aggregate R&D spending and because R&D expenses as reported on the condensed consolidated statements of income have been, and may in the future, be subject to significant fluctuations solely as a result of changes in the level of externally funded contract development work, resulting in significant changes in the amount of the costs recorded as costs of revenues rather than as R&D expenses, as discussed above.
Selling, general, and administrative
          SG&A expenses increased by 21% and 31% to $15.6 million and $47.9 million, or 14% and 15% of revenues, in the three and nine months ended December 31, 2010, respectively, from $12.9 million and $36.5 million, or 16% of revenues, for both the three and nine months ended December 31, 2009, respectively. The increases in SG&A expenses were due primarily to higher labor and related costs driven by headcount growth and costs incurred related to the implementation of our new ERP system.

Amortization of acquisition related intangibles
          We recorded $0.4 million and $1.2 million in the three and nine months ended December 31, 2010, respectively, compared to $0.5 million and $1.4 million in the three and nine months ended December 31, 2009, respectively, in amortization expense related to our contractual relationships/backlog, customer relationships, core technology and know-how, trade names and trademark intangible assets.
          We plan to continue to increase our operating expenses on a dollar basis for the rest of this fiscal year to provide a platform for growth in subsequent years, but expect them to decline as a percent of revenues compared to the year ended March 31, 2010.
Operating income
          Our operating income is summarized as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2010	2009	2010	2009
AMSC Power Systems	$31,833	$19,941	$84,159	$55,202
AMSC Superconductors	(6,878)	(5,941)	(19,322)	(17,085)
Unallocated corporate expenses	(3,485)	(3,560)	(11,342)	(10,956)

Total	$21,470	$10,440	$53,495	$27,161

          AMSC Power Systems operating income increased to $31.8 million and $84.2 million in the three and nine months ended December 31, 2010, respectively, from $19.9 million and $55.2 million in the three and nine months ended December 31, 2009, respectively. The increase in the three and nine months ended December 31, 2010 were primarily the result of greater sales, as described above.
          AMSC Superconductors operating loss increased to $6.9 million and $19.3 million in the three and nine months ended December 31, 2010, respectively, from $5.9 million and $17.1 million in the three and nine months ended December 31, 2009, respectively. The increase in operating loss for the three and nine months ended December 31, 2010 is primarily due to lower sales, as described above.
          Unallocated corporate expenses include stock-based compensation expense of $3.4 million and $11.3 million in the three and nine months ended December 31, 2010, respectively, compared to $3.5 million and $10.4 million in the three and nine months ended December 31, 2009, respectively. Unallocated corporate expenses for the nine months ended December 31, 2009 included $0.5 million of restructuring charges related to the closure of the Company’s facility in Westborough, Massachusetts.
Interest income (expense), net
          Interest income (expense), net, was $0.2 million and $0.5 million in the three and nine months ended December 31, 2010, respectively, compared to $0.2 million and $0.6 million in the three and nine months ended December 31, 2009, respectively. Due to current economic conditions, yields are low for interest bearing assets.
Other income (expense), net
          Other income (expense), net, was income of $2.1 million and $4.7 million in the three and nine months ended December 31, 2010, respectively, compared to income of $0.2 million and expense of $2.7 million for the three and nine months ended December 31, 2009, respectively. Other income (expense), net primarily relates to foreign currency translation gains, net of hedging activities, of $2.6 million and $5.7 million and losses on investments in Blade Dynamics and Tres Amigas of $0.7 million and $1.3 million for the three and nine months ended December 31, 2010, respectively.

Income Taxes
          In the three and nine months ended December 31, 2010, we recorded income tax expense of $7.8 million and $23.6 million, respectively, compared to $5.6 million and $13.8 million in the three and nine months ended December 31, 2009, respectively. Income tax expense in all periods was driven primarily by income generated in foreign jurisdictions. We incurred losses in the U.S. during the three and nine months of fiscal 2010 and fiscal 2009.
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

	Three months ended		Nine months ended
	December 31,		December 31,
	2010	2009	2010	2009
Net income	$16,004	$5,179	$35,161	$11,311
Amortization of acquisition-related intangibles	393	473	1,154	1,378
Restructuring and impairments	—	—	—	451
Stock-based compensation	3,445	3,522	11,269	10,440
Tax effects	(88)	(96)	(255)	(277)

Non-GAAP net income	$19,754	$9,078	$47,329	$23,303

Non-GAAP earnings per share	$0.40	$0.20	$1.01	$0.52

Weighted average diluted shares out standing	49,017	45,566	47,076	45,072

          We generated non-GAAP net income of $19.8 million and $47.3, million or $0.40 and $1.01 per diluted share, for the three and nine months ended December 31, 2010, compared to a non-GAAP net income of $9.1 million and $23.3 million, or $0.20 and $0.52 per diluted share, for the three and nine months ended December 31, 2009. The increase in non-GAAP net income was driven primarily by higher net income.
Liquidity and Capital Resources
          At December 31, 2010, we had cash, cash equivalents, marketable securities and restricted cash of $260.5 million, compared to $155.1 million at March 31, 2010, an increase of $105.4 million. In the quarter ended December 31, 2010, we completed a public offering of common stock in which we received net proceeds of $155.2 million. Our cash and cash equivalents, marketable securities and restricted cash are summarized as follows (in thousands):

	December 31,	March 31,
	2010	2010
Cash and cash equivalents	$169,021	$87,594
Marketable securities (short and long-term)	86,071	61,811
Restricted cash	5,433	5,713

Total cash, cash equivalents, marketable securities and restricted cash	$260,525	$155,118

          The increase in cash and cash equivalents, marketable securities and restricted cash at December 31, 2010 from March 31, 2010 was due primarily to the net proceeds from our public offering of common stock, offset by cash used for working capital, primarily an increase in accounts receivable, and capital expenditures made in support of our effort to scale up our Amperium™ wire capacity.

          For the nine months ended December 31, 2010, net cash used in operating activities was $16.3 million compared to $1.1 million in the nine months ended December 31, 2009. The increase in cash used in operations is due primarily to an increase in cash used for working capital of $44.4 million, partially offset by our increase of net income of $23.9 million and stock-based compensation of $1.0 million.
          For the nine months ended December 31, 2010, net cash used in investing activities was $65.1 million compared to $36.3 million in the nine months ended December 31, 2009. The increase in cash used in investing activities was driven primarily by an increase in capital expenditures and the purchased minority investment in Blade Dynamics during the nine months ended December 31, 2010.
          For the nine months ended December 31, 2010, cash provided by financing activities was $162.6 million compared to $6.0 million in the same period of fiscal 2009. The increase in cash provided by financing activities is primarily due to the net proceeds from our public offering of $155.2 million.
          Although our cash requirements fluctuate based on a variety of factors, including customer adoption of our products and our research and development efforts to commercialize our products, we believe that our revenue from product sales together with existing resources, including the cash from our public offering, will be sufficient to fund our working capital, capital expenditures, and other cash requirements for at least the next twelve months.
          We had unused, unsecured lines of credit consisting of $18.2 million (approximately CNY 120.4 million) and $2.7 million (approximately €2.0 million) as of December 31, 2010. We also had an additional $3.8 million in bank guarantees and letters of credit supported by unsecured lines of credit. Recently, the Chinese government adopted various economic measures designed to restrict the availability of credit and contain inflation which may impact our ability to access unused lines of credit in China.
          The possibility exists that we may pursue additional acquisition and joint venture opportunities in the future that may affect liquidity and capital resource requirements.
          From time to time, we are involved in legal and administrative proceedings and claims of various types. We record a liability in our consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. We review these estimates each accounting period as additional information is known and adjust the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in our consolidated financial statements. At December 31, 2010, we did not have any material pending litigation.
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
          We occasionally enter into construction contracts that include a performance bond. As these contracts progress, we continually assess the probability of a payout from the performance bond. Should we determine that such a payout is likely, we would record a liability. As of December 31, 2010, there were no recorded performance-based liabilities.
          In addition, the Company has various contractual arrangements in which minimum quantities of goods or services have been committed to be purchased on an annual basis.

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
          At December 31, 2010, we had forward contracts outstanding to hedge cash flow exposure at AMSC Windtec, with aggregate USD equivalent notional amounts of $28.9 million. These contracts will expire at various dates through December 2011. The net gain or loss from these cash flow hedges reported in accumulated other comprehensive income will be reclassified to earnings and recorded in cost of revenues in our condensed consolidated statement of income when the related inventory is sold to third-party customers.
Balance Sheet Hedges
          In addition to cash flow hedges, we also enter into foreign currency forward exchange contracts to mitigate the impact of foreign exchange risk related to certain non-functional currency receivable balances in its foreign entities. We do not elect hedge accounting treatment for these hedges, consequently, changes in the fair value of these contracts are recorded within other income (expense), net, in the period which they occur. At December 31, 2010, we had forward contracts outstanding with aggregate USD equivalent notional amounts of $87.5 million. These contracts will expire at various dates through February 2011.

ITEM 4.       CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures
          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     Changes in Internal Control over Financial Reporting
          No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
          As of December 31, 2010, there have not been any material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, although we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.
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

AMERICAN SUPERCONDUCTOR CORPORATION

Date: February 3, 2011	By:	/s/ David A. Henry
David A. Henry Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer—Certification pursuant to Rule13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

**	submitted electronically herewith
Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended December 31, 2010 and 2009, (ii) Condensed Consolidated Balance Sheets as of December 31, 2010 and March 31, 2010, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2010 and 2009, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2010 and 2009, and (v) Notes to Condensed Consolidated Financial Statements.
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