Form 10-Q/A
period 2010-09-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2011-09-23
CIK 880807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares outstanding of the Registrant’s common stock:

Common Stock, par value $0.01 per share	50,868,708

Class	Outstanding as of September 15, 2011

AMERICAN SUPERCONDUCTOR CORPORATION
FORM 10-Q/A
EXPLANATORY NOTE
     This Amendment No. 1 to the American Superconductor Corporation (the “Company”) Quarterly Report on Form 10-Q (“Form 10-Q/A”) amends its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, which was filed on November 4, 2010 (“Original Form 10-Q”). This Form 10-Q/A includes restated unaudited condensed consolidated financial statements, related notes, key financial data and management’s discussion and analysis of the Company for the three and six months ended September 30, 2010 in order to correct certain accounting errors. The Company is concurrently filing an amended Form 10-Q with the Securities and Exchange Commission (the “SEC”) with respect to the three and nine months ended December 31, 2010, to restate its unaudited condensed consolidated financial statements, related notes, key financial data and management’s discussion and analysis of financial condition to correct accounting errors in those periods. Further, the Company is filing its Annual Report on Form 10-K for the fiscal year ended March 31, 2011 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 after the SEC’s due date for such filings. Readers are strongly urged to read this Form 10-Q/A, the amended Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010, the Annual Report on Form 10-K for the fiscal year ended March 31, 2011 and the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 together for a more complete understanding of the Company’s financial condition.
     The Company amended its Quarterly Reports on Form 10-Q and delayed filing the Annual Report on Form 10-K as a result of its determination that revenues were incorrectly recorded during the periods covered by those reports. Specifically, the Company determined that at the time of product shipment to certain of its customers in China during the second and third quarters of the Company’s fiscal year ended March 31, 2011, the fees related to the shipments were not fixed or determinable or collectability was not reasonably assured. As a result, the Company should have recognized the revenues related to those shipments on a cash basis of accounting with cash applied first against accounts receivable balances, as in the case of Sinovel as of September 30, 2010, then costs of shipments (inventory and value added taxes) before recognizing any gross margin. The Company has restated the applicable revenues, cost of goods sold, inventory, accounts receivable and other accounts during the periods affected. Included in the restatement adjustments for the three months ended September 30, 2010, is an increase in the provision for excess and obsolete inventory of $0.6 million and a write-off of certain prepaid value added taxes of $0.2 million that relate to amounts due from certain of its customers in China which the Company determined were not recoverable as of September 30, 2010. In addition, the Company recorded an adjustment of $1.8 million to increase property, plant and equipment and accrued expenses related to the implementation of the Company’s new enterprise resource planning system.
     The restatement adjustments had the following impact on the Company’s financial statements for the three and six months ended September 30, 2010:
•	decreased revenues by $3.5 million,

•	decreased net income by $2.1 million,

•	decreased basic and diluted net income per share by $0.05,

•	decreased total assets by $0.4 million, including:
•	decreased accounts receivable by $3.5 million,

•	increased inventory by $0.8 million,

•	decreased prepaid expenses and other current assets by $0.2 million,

•	increased deferred tax assets by $0.7 million, and

•	increased property, plant and equipment by $1.8 million
•	increased total liabilities by $1.8 million, and

•	decreased total stockholders’ equity by $2.2 million as of September 30, 2010.
     The accounting errors and their impact to the unaudited condensed consolidated financial statements are more fully described in Note 2, “Restatement,” of the notes to unaudited condensed consolidated financial statements included in Item 1 of this amended Quarterly Report on Form 10-Q.

     The restatement adjustments had the following impact on the Company’s financial statements for the three and nine months ended December 31, 2010:
•	decreased revenues by $82.6 million and $86.1 million, respectively,

•	decreased net income by $34.2 million and $36.3 million, respectively,

•	decreased basic and diluted net income per share by $0.71 and $0.78, respectively,

•	decreased total assets by $67.3 million, including;
•	decreased accounts receivable by $95.1 million,

•	increased inventory by $36.8 million,

•	increased prepaid expenses and other current assets by $5.8 million

•	increased current and long-term deferred tax assets by $3.8 million,

•	increased property, plant and equipment by $0.6 million, and

•	decreased other long-term assets by $19.2 million,
•	decreased total liabilities by $29.5 million, including;
•	decreased accounts payable and accrued expenses by $2.6 million,

•	decreased current and long-term deferred revenue by $26.9 million, and
•	decreased total stockholders’ equity by $37.8 million as of December 31, 2010.
     The accounting errors and their impact to the unaudited condensed consolidated financial statements are more fully described in Note 2, “Restatement,” of the notes to unaudited condensed consolidated financial statements included in Item 1 of the amended Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010.
     The Company recorded $155.3 million of charges in the fourth quarter of the fiscal year ended March 31, 2011. The details of the charges and their impact on the consolidated financial statements are described in Note 14, “Subsequent Events,” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
     In connection with the errors identified by the Company resulting in the restatement of the unaudited condensed consolidated financial statements, the Company identified control deficiencies in its internal control over financial reporting that constitute material weaknesses. The Company determined that its disclosure controls and procedures were ineffective as of September 30, 2010, December 31, 2010, March 31, 2011, and June 30, 2011. For a discussion of management’s consideration of the Company’s disclosure controls and procedures and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures,” of this Form 10-Q/A.
     This Form 10-Q/A sets forth the Original Form 10-Q in its entirety, as modified and superseded where necessary to reflect the restatement. The following items have been amended as a result of, and to reflect, the restatement:
•	Part I — Item 1. Financial Statements;

•	Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part I — Item 4. Controls and Procedures;

•	Part II — Item 1. Legal Proceedings; and

•	Part II — Item 1A. Risk Factors.

     This Form 10-Q/A continues to reflect circumstances as of the date of the Original Form 10-Q for the quarter ended September 30, 2010 and we have not updated the disclosures contained herein to reflect events that occurred at a later date, except for items related to the restatement or where otherwise indicated.

AMERICAN SUPERCONDUCTOR CORPORATION
INDEX

		Page No.
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	6

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2010 (restated) and March 31, 2010	6

	Unaudited Condensed Consolidated Statements of Income for the three and six months ended September 30, 2010 (restated) and 2009	7

	Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2010 (restated) and 2009	8

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2010 (restated) and 2009	9

	Notes to Unaudited Condensed Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	44

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	48

Item 6.	Exhibits	61

Signature		62
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

AMERICAN SUPERCONDUCTOR CORPORATION
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	March 31,
	2010	2010
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$52,615	$87,594
Marketable securities	69,218	54,469
Accounts receivable, net	92,556	62,203
Inventory	46,058	35,858
Prepaid expenses and other current assets	21,136	15,381
Restricted cash	5,484	5,713
Deferred tax assets	3,839	1,776

Total current assets	290,906	262,994

Property, plant and equipment, net	79,970	64,315
Goodwill	47,508	36,696
Intangibles, net	7,966	7,770
Marketable securities	3,900	7,342
Deferred tax assets	4,121	3,043
Other assets	30,506	18,024

Total assets	$464,877	$400,184

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$95,994	$84,319
Deferred revenue	25,113	19,970
Deferred tax liabilities	1,580	471

Total current liabilities	122,687	104,760

Deferred revenue	16,433	13,302
Deferred tax liabilities	1,929	777
Other	418	380

Total liabilities	141,467	119,219

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock	456	448
Additional paid-in capital	718,411	698,417
Accumulated other comprehensive loss	(1,576)	(7,011)
Accumulated deficit	(393,881)	(410,889)

Total stockholders’ equity	323,410	280,965

Total liabilities and stockholders’ equity	$464,877	$400,184

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three months ended		Six months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Restated)		(Restated)
Revenues	$98,073	$74,672	$195,283	$147,672

Cost and operating expenses:
Cost of revenues	59,416	45,637	117,640	96,054
Research and development	7,857	5,416	15,192	9,944
Selling, general and administrative	17,346	12,712	32,529	23,597
Amortization of acquisition related intangibles	374	460	762	905
Restructuring and impairments	—	117	—	451

Total cost and operating expenses	84,993	64,342	166,123	130,951

Operating income	13,080	10,330	29,160	16,721

Interest income, net	191	190	367	433
Other income (expense), net	2,448	(871)	2,618	(2,847)

Income before income tax expense	15,719	9,649	32,145	14,307

Income tax expense	7,880	5,309	15,137	8,175

Net income	$7,839	$4,340	$17,008	$6,132

Net income per common share
Basic	$0.17	$0.10	$0.37	$0.14

Diluted	$0.17	$0.10	$0.37	$0.14

Weighted average number of common shares outstanding
Basic	45,482	44,247	45,363	44,020

Diluted	46,217	45,233	46,099	44,922

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three months ended		Six months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Restated)		(Restated)
Net income	$7,839	$4,340	$17,008	$6,132

Other comprehensive income, net of tax:
Foreign currency translation gains	16,506	3,248	4,171	7,305
Unrealized gains on cash flow hedges	1,463	—	1,319	—
Unrealized losses on investments	(33)	(19)	(55)	(110)

Total other comprehensive income, net of tax	17,936	3,229	5,435	7,195

Comprehensive income	$25,775	$7,569	$22,443	$13,327

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended
	September 30,
	2010	2009
	(Restated)
Cash flows from operating activities:
Net income	$17,008	$6,132
Adjustments to reconcile net income to net cash (used in) provided by operations:
Depreciation and amortization	5,428	4,704
Stock-based compensation expense	7,825	6,918
Stock-based compensation expense—non-employee	181	30
Provision for excess and obsolete inventory	580	—
Allowance for doubtful accounts	(4)	52
Write-off of prepaid value added taxes	431	—
Deferred income taxes	(793)	(1,111)
Other non-cash items	1,107	382
Changes in operating asset and liability accounts:
Accounts receivable	(32,504)	3,010
Inventory	(10,348)	6,235
Prepaid expenses and other current assets	(6,620)	712
Accounts payable and accrued expenses	8,011	(4,810)
Deferred revenue	7,820	(567)

Net cash (used in) provided by operating activities	(1,878)	21,687

Cash flows from investing activities:
Purchase of property, plant and equipment	(17,950)	(2,741)
Purchase of marketable securities	(25,283)	(40,533)
Proceeds from the maturity of marketable securities	15,482	33,374
Change in restricted cash	253	(546)
Purchase of intangible assets	(1,615)	(843)
Purchase of minority investment	(8,000)	—
Change in other assets	(182)	(617)

Net cash used in investing activities	(37,295)	(11,906)

Cash flows from financing activities:
Proceeds from exercise of employee stock options and ESPP	1,574	4,068

Net cash provided by financing activities	1,574	4,068

Effect of exchange rate changes on cash and cash equivalents	2,620	2,229

Net (decrease) increase in cash and cash equivalents	(34,979)	16,078

Cash and cash equivalents at beginning of period	87,594	70,674

Cash and cash equivalents at end of period	$52,615	$86,752

Supplemental schedule of cash flow information:
Non-cash contingent consideration in connection with acquisitions	$10,003	$10,828
Cash paid for income taxes	6,925	2,531
Non-cash issuance of common stock	419	320
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the Business and Basis of Presentation
     American Superconductor Corporation (the “Company” or “AMSC”) was founded on April 9, 1987. The Company is a leading provider of megawatt-scale solutions that lower the cost of wind power and enhance the performance of the power grid. In the wind power market, the Company enables manufacturers to field wind turbines through its advanced engineering, support services and power electronics products. In the power grid market, the Company enables electric utilities and renewable energy project developers to connect, transmit and distribute power through its transmission planning services and power electronics and superconductor based products. The Company’s wind and power grid products and services provide exceptional reliability, security, efficiency and affordability to its customers. The Company operates in two business units: AMSC Power Systems and AMSC Superconductors.
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
     Recent Accounting Pronouncements
     In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements, pertaining to the accounting for revenue arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. The new accounting standard supersedes the prior multiple element revenue arrangement accounting rules that were previously used by the Company. The Company adopted this new accounting standard on April 1, 2010 using the prospective method and the adoption did not have a material impact on its consolidated financial statements.
     In January 2010, the Company adopted Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This standard amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods. Specifically, this standard requires new disclosures for significant transfers of assets or liabilities between Level 1 and Level 2 in the fair value hierarchy; separate disclosures for purchases, sales, issuance and settlements of Level 3 fair value items on a gross, rather than net basis; and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and Level 3 assets and liabilities. The Company has included these new disclosures, as applicable, in Note 3, “Marketable Securities and Fair Value Disclosures,” of the consolidated financial statements.
     In December 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-29, Business Combinations (Topic 805), Disclosure of Supplementary Pro forma Information for Business Combinations a consensus of the FASB Emerging Issues Task Force (ASC 2010-29). This amendment clarifies the periods for which pro forma financial information is presented. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective prospectively for business combinations that occur on or after the beginning of the first annual reporting period beginning after December 15, 2010. The Company does not expect the adoption of ASU 2011-04 to have a material impact on the Company’s consolidated results of operations, financial condition, or cash flows.
     In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material impact on the Company’s consolidated results of operations, financial condition, or cash flows.
2. Restatement
     On March 31, 2011, Sinovel Wind Co. Ltd., (“Sinovel”), a manufacturer of wind energy systems in China and the Company’s largest customer, refused to accept scheduled shipments from the Company. This action, combined with aging receivables from Sinovel and certain of its other customers in China, prompted the Company to re-evaluate its previous accounting judgments around revenue recognition and accounts receivable and the effectiveness of its internal control over financial reporting. This re-evaluation included an internal review of documents and interviews with management and other personnel with the assistance of external counsel. As a result, the Company determined that revenues and accounts receivable were incorrectly recorded in the quarterly period ended September 30, 2010 for certain of its customers in China, not including Sinovel, as the fee for shipments of products to these customers was not fixed or determinable or collectability was not reasonably assured at the time of shipment. Further, as a result of aging receivables and other negative events surrounding the customer relationship, the Company concluded that revenue related to shipments to Sinovel in the quarterly period ended December 31, 2010 was incorrectly recorded since collectability was not reasonably assured at the time of shipment. For Sinovel and certain other customers in China, the Company has restated revenues based on a cash basis of accounting with cash applied first against accounts receivable balances, as in the case of Sinovel as of September 30, 2010, then costs of shipments (inventory and value added taxes) before recognizing any gross margin. The Company had previously recognized revenues in the quarters ended September 30, 2010 and December 31, 2010 based on the receipt of shipments by these customers but prior to the Company’s receipt of payment for such shipments.
     Accordingly, the Company’s unaudited condensed consolidated financial statements for the three and six months ended September 30, 2010 have been restated to reflect restatement adjustments to record revenues on a cash basis for these certain customers in China as well as the related effects to accounts receivable, inventory, deferred taxes, stockholders’ equity, cost of revenues, income taxes and other accounts on the unaudited condensed consolidated financial statements. Included in the restatement adjustments for the three months ended September 30, 2010, is an increase in the provision for excess and obsolete inventory of $0.6 million and a write-off of certain prepaid value added taxes of $0.2 million that relate to amounts due from certain of its customers in China which the Company determined were not recoverable as of September 30, 2010. In addition, the Company recorded an adjustment of $1.8 million to increase property, plant and equipment and accrued expenses related to the implementation of the Company’s new enterprise resource planning system. The restatement adjustments decreased the Company’s revenues by $3.5 million, decreased net income by $2.1 million and decreased basic and diluted net income per share by $0.05 for the three and six months ended September 30, 2010. The restatement adjustments decreased the Company’s total assets by $0.4 million, increased total liabilities by $1.8 million, and decreased total stockholders’ equity by $2.2 million as of September 30, 2010.
     The effects of the restatement on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2010 are as follows (in thousands):

	September 30, 2010
	Previously
	reported	Adjustments	Restated
Accounts receivable	$96,042	$(3,486)	$92,556
Inventory	45,241	817	46,058
Prepaid expenses and other current assets	21,357	(221)	21,136
Deferred tax assets	3,117	722	3,839
Total current assets	293,074	(2,168)	290,906
Property, plant and equipment, net	78,160	1,810	79,970
Total assets	465,235	(358)	464,877
Accounts payable and accrued expenses	94,184	1,810	95,994
Total current liabilities	120,877	1,810	122,687
Total liabilities	139,657	1,810	141,467
Accumulated other comprehensive loss	(1,557)	(19)	(1,576)
Accumulated deficit	(391,732)	(2,149)	(393,881)
Total stockholders’ equity	325,578	(2,168)	323,410
Total liabilities and stockholders’ equity	$465,235	$(358)	$464,877
     The effects of the restatement on the Company’s unaudited condensed consolidated statements of income for the three and six months ended September 30, 2010 are as follows (in thousands, except share data):

	Three months ended
	September 30, 2010
	Previously
	reported	Adjustments	Restated
Revenues	$101,529	$(3,456)	$98,073
Cost of revenues	60,226	(810)	59,416
Selling, general and administrative	17,127	219	17,346
Total cost and operating expenses	85,584	(591)	84,993
Operating income	15,945	(2,865)	13,080
Income before income tax expense	18,584	(2,865)	15,719
Income tax expense	8,596	(716)	7,880
Net income	$9,988	$(2,149)	$7,839
Net income per common share — basic	$0.22	$(0.05)	$0.17
Net income per common share — diluted	$0.22	$(0.05)	$0.17

	Six months ended
	September 30, 2010
	Previously
	reported	Adjustments	Restated
Revenues	$198,739	$(3,456)	$195,283
Cost of revenues	118,450	(810)	117,640
Selling, general and administrative	32,310	219	32,529
Total cost and operating expenses	166,714	(591)	166,123
Operating income	32,025	(2,865)	29,160
Income before income tax expense	35,010	(2,865)	32,145
Income tax expense	15,853	(716)	15,137
Net income	$19,157	$(2,149)	$17,008
Net income per common share — basic	$0.42	$(0.05)	$0.37
Net income per common share — diluted	$0.42	$(0.05)	$0.37

     The effects of the restatement on the Company’s unaudited condensed consolidated statements of comprehensive income for the three and six months ended September 30, 2010 are as follows (in thousands):

	Three months ended
	September 30, 2010
	Previously
	reported	Adjustments	Restated
Net income	$9,988	$(2,149)	$7,839
Foreign currency translation	16,525	(19)	16,506
Total other comprehensive income, net of tax	17,955	(19)	17,936
Comprehensive income	$27,943	$(2,168)	$25,775

	Six months ended
	September 30, 2010
	Previously
	reported	Adjustments	Restated
Net income	$19,157	$(2,149)	$17,008
Foreign currency translation	4,190	(19)	4,171
Total other comprehensive income, net of tax	5,454	(19)	5,435
Comprehensive income	$24,611	$(2,168)	$22,443
     The effects of the restatement on the Company’s unaudited condensed consolidated statement of cash flows for the six months ended September 30, 2010 are as follows (in thousands):

	Six months ended
	September 30, 2010
	Previously
	reported	Adjustments	Restated
Cash flows from operating activities:
Net income	$19,157	$(2,149)	$17,008
Provision for excess and obsolete inventory	—	580	580
Allowance for doubtful accounts	959	(963)	(4)
Write-off of prepaid value added taxes	210	221	431
Deferred income taxes	(71)	(722)	(793)
Accounts receivable	(36,953)	4,449	(32,504)
Inventory	(8,934)	(1,414)	(10,348)
Prepaid expenses and other current assets	(6,618)	(2)	(6,620)
Net cash (used in) provided by operating activities	$(1,878)	$—	$(1,878)
     As a result of these errors, the Company identified certain deficiencies in its internal control over financial reporting that constitute material weaknesses. The Company determined that its disclosure controls and procedures were not effective as of September 30, 2010. For a discussion of management’s consideration of the Company’s disclosure controls and procedures and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures,” of this amended Quarterly Report on Form 10-Q.
     Concurrent with the filing of this Form 10-Q/A, the Company will file an amended Form 10-Q to reflect the effects of these accounting errors on the unaudited condensed consolidated financial statements as of and for the three and nine months ended December 31, 2010. The restatement adjustments decreased the Company’s revenues by $82.6 million and $86.1 million, decreased net income by $34.2 million and $36.3 million, decreased basic net income per share by $0.71 and $0.78 and decreased diluted net income per share by $0.71 and $0.78 for the three and nine months ended December 31, 2010, respectively. The restatement adjustments decreased the Company’s total assets by $67.3 million, decreased total liabilities by $29.5 million, and decreased total stockholders’ equity by $37.8 million as of December 31, 2010.

3. Stock-Based Compensation
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

     During the six months ended September 30, 2010, the Company granted approximately 219,000 and 324,000 shares of stock options and restricted stock, respectively, to employees under the 2007 Stock Incentive Plan. The restricted stock awards include approximately 86,000 shares of performance-based restricted stock, which will vest upon achievement of certain annual financial and operational performance measurements. The remaining shares granted vest upon the passage of time, generally 3 years. For awards that vest upon the passage of time, expense is being recorded on a straight-line basis over the vesting period. At September 30, 2010, the Company determined that achievement of the performance measures is probable and as such, is recognizing the fair value of the performance-based awards over the estimated performance period of each award.
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
4. Computation of Net Income per Common Share
     Basic earnings per share (“EPS”) is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing the net earnings by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. For the three and six months ended September 30, 2010 and 2009, common equivalent shares of 1.3 million shares and 1.4 million shares, respectively, and 0.9 million shares and 0.8 million shares, respectively, were not included in the calculation of diluted EPS as they were considered anti-dilutive.
     The following table reconciles the numerators and denominators of the earnings per share calculation for the three and six months ended September 30, 2010 and 2009 (in thousands, except per share data):

	Three months ended		Six months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Restated)		(Restated)
Numerator:
Net income	$7,839	$4,340	$17,008	$6,132

Denominator:
Weighted-average shares of common stock outstanding	45,694	44,299	45,597	44,080
Weighted-average shares subject to repurchase	(212)	(52)	(234)	(60)

Shares used in per-share calculation — basic	45,482	44,247	45,363	44,020

Dilutive effect of employee equity incentive plans	735	986	736	902

Shares used in per-share calculation — diluted	46,217	45,233	46,099	44,922

Net income per share — basic	$0.17	$0.10	$0.37	$0.14

Net income per share — diluted	$0.17	$0.10	$0.37	$0.14

5. Fair Value Measurements
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

     The following table provides the assets carried at fair value, measured as of September 30, 2010 and March 31, 2010 (in thousands):

	Total	Quoted Prices in	Using Significant Other	Using Significant
	Carrying	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2010:
Cash equivalents	$7,524	$7,524	$—	$—
Derivatives	2,450	—	2,450	—
Short-term marketable securities	69,219	—	69,219	—
Long-term marketable securities	3,900	—	3,900	—

	Total	Quoted Prices in	Using Significant Other	Using Significant
	Carrying	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2010:
Cash equivalents	$29,054	$29,054	$—	$—
Derivatives	168	—	168	—
Short-term marketable securities	54,469	—	54,469	—
Long-term marketable securities	7,342	—	7,342	—
Valuation Techniques
Cash Equivalents
     Cash equivalents consist of highly liquid instruments with maturities of three months or less that are regarded as high quality, low risk investments and are measured using such inputs as quoted prices, and are classified within Level 1 of the valuation hierarchy. Cash equivalents consist principally of certificate of deposits and money market accounts.
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
6. Derivative Financial Instruments
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
     At September 30, 2010, the Company had forward contracts outstanding to hedge cash flow exposure at the Company’s wholly-owned Austrian subsidiary, AMSC Windtec GmbH (“AMSC Windtec”), with aggregate USD equivalent notional amounts of $34.4 million. These contracts expired at various dates through June 2011. The net gain or loss from these cash flow hedges reported in accumulated other comprehensive income will be reclassified to earnings and recorded in cost of revenues in our unaudited condensed consolidated statement of income when the related inventory is sold to third-party customers.
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
     The fair value amounts of asset derivatives included in prepaid expenses and other current assets and liability derivatives included in accounts payable and accrued expenses in our unaudited condensed consolidated balance sheets related to forward foreign exchange contracts as of September 30, 2010 and March 31, 2010 were as follows (in thousands):

	Asset derivatives		Liability derivatives
	September 30,	March	September 30,	March
	2010	31, 2010	2010	31, 2010
Derivatives designated as cash flow hedges	$1,561	$—	$—	$—
Derivatives not designated as cash flow hedges	889	168	—	—

Total	$2,450	$168	$—	$—

The Company recognized the following pre-tax gains related to forward foreign exchange contracts designated as cash flow hedges (in thousands):

	Three months ended		Six months ended
	September	September 30,	September	September 30,
	30, 2010	2009	30, 2010	2009
Gains recognized in other comprehensive income	$1,950	$—	$1,758	$—
The Company recognized the following pre-tax gains related to forward foreign exchange contracts not designated as cash flow hedges (in thousands):

	Three months ended		Six months ended
	September	September 30,	September	September 30,
	30, 2010	2009	30, 2010	2009
Gains recognized in other expense, net	$7,994	$403	$3,975	$139
Gains recognized in cost of revenues	440	$—	440	$—

Total	$8,434	$403	$4,415	$139

7. Accounts Receivable
     Accounts receivable consisted of the following (in thousands):

	September 30,
	2010	March 31,
	(Restated)	2010
Accounts receivable (billed)	$88,243	$52,664
Accounts receivable (unbilled)	4,957	10,305
Less: Allowance for doubtful accounts	(644)	(766)

Accounts receivable, net	$92,556	$62,203

     As described in Note 2, “Restatement,” the Company’s unaudited condensed consolidated financial statements for the three and six months ended September 30, 2010 have been restated to reflect adjustments to record revenues on a cash basis of accounting for certain of its customers in China and the related effects to accounts receivable. The restatement adjustments decreased accounts receivable as of September 30, 2010 by $3.5 million.
     The Company also recorded net long-term accounts receivable of $17.8 million and $14.1 million as of September 30, 2010 and March 31, 2010, respectively, which are also classified within other assets and long-term deferred revenue on the unaudited condensed consolidated balance sheet.

8. Inventory
     The components of inventory are as follows (in thousands):

	September 30,
	2010	March 31,
	(Restated)	2010
Raw materials	$20,919	$18,065
Work-in-process	5,027	7,318
Finished goods	15,704	7,879
Deferred program costs	4,408	2,596

Net inventory	$46,058	$35,858

     As described in Note 2, “Restatement,” the Company’s unaudited condensed consolidated financial statements for the three and six months ended September 30, 2010 have been restated to reflect adjustments to record revenues on a cash basis for certain of its customers and the related effects to inventory.
     Deferred program costs as of September 30, 2010 and March 31, 2010 primarily represent costs incurred on wind turbine development programs accounted for under contract accounting where the Company needs to achieve certain milestones or complete development programs before revenue and costs will be recognized.
9. Product Warranty
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

10. Income Taxes
     The Company recorded income tax expense of $7.9 million and $15.1 million for the three and six months ended September 30, 2010, respectively, and $5.3 million and $8.2 million for the three and six months ended September 30, 2009, respectively. The fluctuations relate primarily to income generated in foreign jurisdictions. The Company has provided a valuation allowance against all deferred tax assets in the U.S. as it is more likely than not that its U.S. deferred tax assets are not currently realizable due to the net operating losses incurred by the Company in the U.S. since its inception.
11. Commitments and Contingencies
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
     At September 30, 2010 and March 31, 2010, the Company had $5.5 million and $5.7 million, respectively, of restricted cash included in current assets, which includes the restricted cash securing letters of credit for various supply contracts. The Company also has an additional $3.5 million in bank guarantees and letters of credit supported by unsecured lines of credit.
     The Company also has unused, unsecured lines of credit consisting of RMB 11.9 million (approximately $1.8 million) and €2.3 million (approximately $3.1 million) as of September 30, 2010. In July 2011, the Bank of China informed the Company that its unsecured credit line of approximately RMB 100.0 million (approximately $15.0 million), which expired in August 2011, would not be renewed.
     From time to time, the Company is involved in legal and administrative proceedings and claims of various types. The Company records a liability in its consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in its consolidated financial statements.
     Between April 6, 2011 and April 29, 2011, six putative securities class action complaints were filed against the Company and two of its officers in the United States District Court for the District of Massachusetts. On May 12, 2011, an additional complaint was filed against the Company, its officers and directors, and the underwriters who participated in the Company’s November 12, 2010 securities offering. On June 7, 2011, the United States District Court for the District of Massachusetts consolidated these actions under the caption Lenartz v. American Superconductor Corporation, et al. Docket No. 1:11-cv-10582-WGY. On June 16, 2011, the court appointed the law firm Robbins Geller Rudman & Dowd LLP as Lead Counsel and the Plumbers and Pipefitters National Pension Fund as Lead Plaintiff. On August 31, 2011, the Lead Plaintiff filed a consolidated amended complaint against the Company, its officers and directors, and the underwriters who participated in the Company’s November 12, 2010 securities offering, asserting claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934, as well as under sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The complaint alleges that during the relevant class period, the Company and its officers omitted to state material facts and made materially false and misleading statements relating to, among other things, the Company’s projected and recognized revenues and earnings, as well as the Company’s relationship with Sinovel Wind Group Co., Ltd. that artificially inflated the value of the Company’s stock price. The complaint further alleges that the Company’s November 12, 2010 securities offering contained untrue statements of material facts and omitted to state material facts required to be stated therein. The plaintiffs seek unspecified damages, rescindment of the Company’s November 12, 2010 securities offering, and an award of costs and expenses, including attorney’s fees.
     On April 27, 2011, a putative shareholder derivative complaint was filed against the Company (as a nominal defendant) and each of its current directors in Superior Court for the Commonwealth of Massachusetts, Worcester County. The case is captioned Segel v. Yurek, et al., Docket No. 11-0787. Between May 4, 2011 and June 17, 2011, four additional putative shareholder derivative complaints were filed in the United States District Court for the District of Massachusetts against the Company and certain of its directors and officers. The cases are captioned Weakley v. Yurek, et al., Docket No. 1:11-cv-10784; Marlborough Family Revocable Trust v. Yurek, et al., Docket No. 1:11-cv-10825; Connors v. Yurek, et al., Docket

No. 1:11-cv-10910; and Hurd v. Yurek, et al., Docket No. 1:11-cv-11102. On June 1, 2011, the plaintiff in Marlborough Family Revocable Trust v. Yurek, et al. moved to voluntarily dismiss its complaint and refiled its complaint in Superior Court for the Commonwealth of Massachusetts, Middlesex County, on June 3, 2011. The case is now captioned Marlborough Family Revocable Trust v. Yurek, et al., Docket No. 11-1961. The Superior Court in Worcester County granted the plaintiff’s motion to transfer in Segel v. Yurek et al. to the Superior Court for the Commonwealth of Massachusetts, Middlesex County on June 23, 2011, and that matter is now captioned Segel v. Yurek et al., Docket No. 11-2269. On July 5, 2011, the Weakley, Connors and Hurd actions were consolidated in United States District Court for the District of Massachusetts. That matter is now captioned In re American Superconductor Corporation Derivative Litigation, Docket No. 1:11-cv-10784. On June 1, 2011, the plaintiff in Marlborough Family Revocable Trust v. Yurek, et al. moved to voluntarily dismiss its complaint and, on June 3, 2011, refiled its complaint in Superior Court for the Commonwealth of Massachusetts, Middlesex County. The Superior Court in Worcester County granted the plaintiff’s motion to transfer in Segel v. Yurek et al. to the Superior Court for the Commonwealth of Massachusetts, Middlesex County on June 23, 2011. On September 7, 2011, the Marlborough and Segel actions were consolidated in Superior Court for the Commonwealth of Massachusetts, Middlesex County. The case is now captioned Marlborough Family Revocable Trust v. Yurek, et al., Docket No. 11-1961. The allegations of the derivative complaints mirror the allegations made in the putative class action complaints described above. The plaintiffs purport to assert claims against the director defendants for breach of fiduciary duty, abuse of control, gross mismanagement and corporate waste. The plaintiffs seek unspecified damages on behalf of the Company, as well as an award of costs and expenses, including attorney’s fees.
     If a matter is both probable to result in liability and the amounts of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss. With respect to the above referenced litigation matters, such an estimate cannot be made. There are numerous factors that make it difficult to meaningfully estimate possible loss or range of loss at this stage of these litigation matters, including that: the proceedings are in relatively early stages, there are significant factual and legal issues to be resolved, information obtained or rulings made during the lawsuits could affect the methodology for calculation of rescission and the related statutory interest rate. In addition, with respect to claims where damages are the requested relief, no amount of loss or damages has been specified. Therefore, the Company is unable at this time to estimate possible losses. The Company believes that these litigations are without merit, and it intends to defend these actions vigorously.
     On September 13, 2011, the Company commenced a series of legal actions in China against Sinovel Wind Group Co. Ltd. (“Sinovel”). The Company’s Chinese subsidiary, Suzhou AMSC Superconductor Co. Ltd. (“AMSC China”), filed a claim for arbitration with the Beijing Arbitration Commission in accordance with the terms of the Company’s supply contracts with Sinovel. On March 31, 2011, Sinovel refused to accept contracted shipments of 1.5 megawatt (MW) and 3 MW wind turbine core electrical components and spare parts that the Company was prepared to deliver. The Company alleges that these actions constitute material breaches of its contracts because Sinovel did not give the Company notice that it intended to delay deliveries as required under the contracts. Moreover, the Company alleges that Sinovel has refused to pay past due amounts for prior shipments of core electrical components and spare parts. The Company is seeking compensation for past product shipments (including interest) and monetary damages due to Sinovel’s breaches of its contracts. The Company is also seeking specific performance of our existing contracts as well as reimbursement of all costs and reasonable expenses with respect to the arbitration.
     The Company also submitted a civil action application to the Beijing No. 1 Intermediate People’s Court against Sinovel for software copyright infringement. The application alleges Sinovel’s unauthorized use of portions of the Company’s wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines and the binary code, or upper layer, of the Company’s software for the PM3000 power converters in 1.5MW wind turbines. In July 2011, a former employee of the Company’s AMSC Windtec GmbH subsidiary was arrested in Austria and is currently awaiting trial on charges of economic espionage and fraudulent manipulation of data. As a result of the Company’s internal investigation and a criminal investigation conducted by Austrian authorities, the Company believes that this former employee was contracted by Sinovel through an intermediary while employed by the Company and improperly obtained and transferred to Sinovel portions of its wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines. Moreover, the Company believes that the former employee illegally used source code to develop for Sinovel a software modification to circumvent the encryption and remove technical protection measures on the PM3000 power converters in 1.5MW wind turbines in the field. The Company is seeking a cease and desist order with respect to the unauthorized copying, installation and use of its software, monetary damages for our economic losses and reimbursement of all costs and reasonable expenses. The court must accept the application in order for the case to proceed, and there can be no assurance that the court will do so.

     The Company submitted a civil action application to the Beijing Higher People’s Court against Sinovel and certain of its employees for trade secret infringement. The application alleges the defendants’ unauthorized use of portions of the Company’s wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines as described above with respect to the Copyright Action. The Company is seeking monetary damages for the trade secret infringement as well as reimbursement of all costs and reasonable expenses. The court must accept the application in order for the case to proceed, and there can be no assurance that the court will do so.
     On September 16, 2011, the Company filed a civil copyright infringement complaint in the Hainan Province No. 1 Intermediate People’s Court against Dalian Guotong Electric Co. Ltd. (“Guotong”), a supplier of power converter products to Sinovel, and Huaneng Hainan Power, Inc., a wind farm operator that has purchased Sinovel wind turbines containing Goutong power converter products. The application alleges that the Company’s PM1000 converters in certain Sinovel wind turbines have been replaced by converters produced by Guotong. Because the Guotong converters are being used in wind turbines containing its wind turbine control software, the Company believes that its copyrighted software is being infringed. The Company is seeking a cease and desist order with respect to the unauthorized use of its software, monetary damages for its economic losses (with respect to Guotong only) and reimbursement of all costs and reasonable expenses.
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
     The acquisition agreement included an earn-out provision for the issuance of up to an additional 1,400,000 shares of common stock upon AMSC Windtec’s achievement of specified revenue objectives during the first four fiscal years following closing of the acquisition. During the six months ended September 30, 2010, the Company recorded contingent consideration of $10.0 million to goodwill and additional paid-in capital representing 350,000 shares earned. These 350,000 shares are expected to be issued in the second quarter of the fiscal year ending March 31, 2012. As of September 30, 2010, the Company has recorded contingent consideration up to the maximum amount of shares that could be earned under the agreement. The carrying amount of goodwill at September 30, 2010 and March 31, 2010 was $47.5 million and $36.7 million, respectively. The goodwill activity for the six months ended September 30, 2010 is as follows (in thousands):

Balance at April 1, 2010	$36,696
Contingent consideration	10,003
Net foreign exchange rate impact	809

Balance at September 30, 2010	$47,508

Investment in Tres Amigas
     On October 9, 2009, the Company made a minority investment in Tres Amigas LLC, (“Tres Amigas”), a merchant transmission company, for $1.8 million. Consideration for the investment was $0.8 million in cash and $1.0 million in AMSC common stock. The investment was recorded under the equity method of accounting and is included in other assets on the unaudited condensed consolidated balance sheet. The Company’s minority interest in the losses of Tres Amigas is included in other income (expense), net, on the unaudited condensed consolidated statements of income and was immaterial for the three and six months ended September 30, 2010. The carrying value of the investment at September 30, 2010 was $1.4 million.
Investment in Blade Dynamics Ltd.
     On August 12, 2010, the Company acquired (through AMSC Windtec, a wholly-owned subsidiary), a minority equity ownership position in Blade Dynamics Ltd., (“Blade Dynamics”), a designer and manufacturer of advanced wind turbine blades based on proprietary materials and structural technologies, for $8.0 million in cash. The investment was recorded under the equity method of accounting and is included in other assets on the condensed consolidated balance sheet. The Company’s minority interest in net losses of Blade Dynamics is included in other income (expense), net, on the condensed consolidated statements of income. The net investment activity for the six months ended September 30, 2010 is as follows (in thousands):

Purchase of minority investment	$8,000
Minority interest in net losses	(212)
Net foreign exchange rate impact	546

Balance at September 30, 2010	$8,334

13. Business Segment Information
     The Company reports its financial results in two reportable business segments: AMSC Power Systems and AMSC Superconductors.
     AMSC Power Systems produces a broad range of products to increase electrical grid capacity and reliability, supplies electrical systems used in wind turbines, provides power electronic products that interconnect wind farms and solar power plants to the power grid, licenses proprietary wind turbine designs to manufacturers of such systems, provides consulting services to the wind industry, and offers products that enhance power quality for industrial operations.
     AMSC Superconductors manufactures high temperature superconductor (HTS) wire and coils; designs and develops superconductor products, such as power cables, fault current limiters and motors; and manages large-scale superconductor projects.
     As described in Note 2, “Restatement,” the Company’s unaudited condensed consolidated financial statements included in the Original Form 10-Q for the quarterly period ending September 30, 2010 have been restated. Accordingly, the Company has restated operating results for its business segments for the three and six months ended September 30, 2010. The operating results for the two business segments are as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2010		2010
	(Restated)	2009	(Restated)	2009
Revenues:
AMSC Power Systems	$95,084	$71,791	$190,012	$142,487
AMSC Superconductors	2,989	2,881	5,271	5,185

Total	$98,073	$74,672	$195,283	$147,672

	Three months ended		Six months ended
	September 30,		September 30,
	2010		2010
	(Restated)	2009	(Restated)	2009
Operating income:
AMSC Power Systems	$23,977	$19,866	$49,462	$35,261
AMSC Superconductors	(6,533)	(5,647)	(12,444)	(11,144)
Unallocated corporate expenses	(4,364)	(3,889)	(7,858)	(7,396)

Total	$13,080	$10,330	$29,160	$16,721

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

     For the three and six months ended September 30, 2010, a substantial portion of the Company’s revenues was recognized from one customer: Sinovel Wind Co., Ltd., a manufacturer of wind turbines based in China. Revenue to Sinovel represented 82% and 77% of total revenues for the three and six months ended September 30, 2010, respectively, compared to 76% and 65% for the three and six months ended September 30, 2009, respectively.
     Total assets for the two business segments are as follows (in thousands):

	September 30,
	2010	March 31,
	(Restated)	2010
AMSC Power Systems	$254,623	$179,873
AMSC Superconductors	47,622	32,978
Corporate assets	162,632	187,333

Total	$464,877	$400,184

14. Subsequent Events
     The Company has performed an evaluation of subsequent events through the time of filing this Quarterly Report on Form 10-Q/A with the SEC.
Fiscal 2010 Annual Report
     The Company is concurrently filing its Annual Report on Form 10-K for the fiscal year ended March 31, 2011 after the due date for such filing. As a result of the issues identified in Note 2, “Restatement,” and other adverse events that have occurred during and subsequent to the quarterly period ended March 31, 2011, the Company recorded the following material charges in the fourth quarter of the fiscal year ended March 31, 2011:

Impact on loss before income tax expense for the quarterly period ended March 31, 2011:
Increase in provision for excess and obsolete inventory	$61,216
Loss on purchase commitments	38,763
Goodwill and long-lived asset impairment	49,955
Write-off of prepaid value added taxes	5,355

Total impact on loss before income tax expenses for the quarterly period ended March 31, 2011	$155,289

     The fourth quarter charges shown above are more fully described in the Form 10-K for the fiscal year ended March 31, 2011.
Quarter Ended December 31, 2010
     The Company is concurrently filing an amended Form 10-Q for the quarterly period ended December 31, 2010 to restate its consolidated financial statements, related notes, key financial data and management’s discussion and analysis related to those periods to correct accounting errors. The adjustments decreased revenues by $82.6 million and $86.1 million, decreased net income by $34.2 million and $36.3 million and decreased basic and diluted net income per share by $0.71 and $0.78 for the three and nine months ended December 31, 2010, respectively. The accounting errors and their impact to the unaudited condensed consolidated financial statements are more fully described in Note 2, “Restatement.”
     Included in the restatement adjustments for the three months ended December 31, 2010, is an increase in the provision for excess and obsolete inventory of $2.1 million and a write-off of certain prepaid value added taxes of $0.1 million that relate to amounts due from certain of its customers in China which the Company determined were not recoverable as of December 31, 2010. In addition, the Company determined that the achievement of certain Company performance measures were not probable to occur as of December 31, 2010 with revenue for certain customers now being recorded on a cash basis. The Company recorded an adjustment to reduce its bonus accrual, recorded in accrued expenses and cost and operating expenses by $1.4 million and stock-based compensation expenses by $1.2 million related to performance-based stock awards. The Company also recorded an adjustment of $0.6 million to increase property, plant and equipment and accrued expenses related to the implementation of the Company’s new enterprise resource planning system. In addition, the Company identified and corrected minor errors in the unaudited condensed consolidated statement of cash flows for the nine months ended December 31, 2010.
     The effects of the restatement on the Company’s unaudited condensed consolidated balance sheet as of December 31, 2010 are as follows (in thousands):

	December 31, 2010
	Previously
	reported	Adjustments	Restated
Accounts receivable	$121,376	$(95,105)	$26,271
Inventory	40,841	36,803	77,644
Prepaid expenses and other current assets	36,230	5,823	42,053
Deferred tax assets	3,640	2,654	6,294
Total current assets	450,451	(49,825)	400,626
Property, plant and equipment, net	89,131	567	89,698
Long-term deferred tax assets	4,471	1,116	5,587
Other assets	30,245	(19,203)	11,042
Total assets	640,441	(67,345)	573,096
Accounts payable and accrued expenses	95,806	(2,639)	93,167
Deferred revenue	21,837	(10,388)	11,449
Total current liabilities	120,296	(13,027)	107,269
Long-term deferred revenue	18,299	(16,469)	1,830
Total liabilities	140,470	(29,496)	110,974
Additional paid-in capital	883,097	(1,197)	881,900
Accumulated other comprehensive loss	(7,905)	(341)	(8,246)
Accumulated deficit	(375,728)	(36,311)	(412,039)
Total stockholders’ equity	499,971	(37,849)	462,122
Total liabilities and stockholders’ equity	$640,441	$(67,345)	$573,096
     The effects of the restatement on the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2010 are as follows (in thousands, except share data):

	Three months ended
	December 31, 2010
	Previously
	reported	Adjustments	Restated
Revenues	$114,193	$(82,623)	$31,570
Cost of revenues	67,709	(36,181)	31,528
Research and development	9,057	(640)	8,417
Selling, general and administrative	15,564	(1,372)	14,192
Total cost and operating expenses	92,723	(38,193)	54,530
Operating (loss) income	21,470	(44,430)	(22,960)
(Loss) income before income tax expense	23,779	(44,432)	(20,653)
Income tax (benefit) expense	7,775	(10,270)	(2,495)
Net (loss) income	$16,004	$(34,162)	$(18,158)
Net (loss) earnings per common share — basic	$0.33	$(0.71)	$(0.38)
Net (loss) earnings per common share — diluted	$0.33	$(0.71)	$(0.38)

	Nine months ended
	December 31, 2010
	Previously
	reported	Adjustments	Restated
Revenues	$312,932	$(86,079)	$226,853
Cost of revenues	186,160	(36,993)	149,167
Research and development	24,249	(639)	23,610
Selling, general and administrative	47,874	(1,150)	46,724
Total cost and operating expenses	259,437	(38,782)	220,655
Operating (loss) income	53,495	(47,297)	6,198
(Loss) income before income tax expense	58,789	(47,297)	11,492
Income tax (benefit) expense	23,628	(10,986)	12,642
Net (loss) income	$35,161	$(36,311)	$(1,150)
Net (loss) earnings per common share — basic	$0.76	$(0.78)	$(0.02)
Net (loss) earnings per common share — diluted	$0.76	$(0.78)	$(0.02)
     The effects of the restatement on the Company’s unaudited condensed consolidated statements of comprehensive (loss) income for the three and nine months ended December 31, 2010 are as follows (in thousands, except share data):

	Three months ended
	December 31, 2010
	Previously
	reported	Adjustments	Restated
Net (loss) income	$16,004	$(34,162)	$(18,158)
Foreign currency translation	(5,063)	(323)	(5,386)
Total other comprehensive income, net of tax	(6,348)	(323)	(6,671)
Comprehensive (loss) income	$9,656	$(34,485)	$(24,829)

	Nine months ended
	December 31, 2010
	Previously
	reported	Adjustments	Restated
Net (loss) income	$35,161	$(36,311)	$(1,150)
Foreign currency translation	(873)	(342)	(1,215)
Total other comprehensive income, net of tax	(894)	(341)	(1,235)
Comprehensive (loss) income	$34,267	$(36,652)	$(2,385)

     The effects of the restatement on the Company’s unaudited condensed consolidated statement of cash flows for the nine months ended December 31, 2010 are as follows (in thousands, except share data):

	Nine months ended
	December 31, 2010
	Previously
	reported	Adjustments	Restated
Cash flows from operating activities:
Net (loss) income	$35,161	$(36,311)	$(1,150)
Stock-based compensation expense	11,269	(1,196)	10,073
Provision for excess and obsolete inventory	—	2,667	2,667
Allowance for doubtful accounts	1,262	(1,237)	25
Write-off of prepaid value added taxes	210	340	550
Deferred income taxes	(262)	(3,640)	(3,902)
Accounts receivable	(69,709)	110,140	40,431
Inventory	(4,446)	(38,488)	(42,934)
Prepaid expenses and other current assets	(16,091)	(882)	(16,973)
Accounts payable and accrued expenses	9,616	(4,671)	4,945
Deferred revenue	6,442	(26,469)	(20,027)
Net cash (used in) provided by operating activities	(16,336)	294	(16,042)
     Readers are strongly urged to read this Form 10-Q/A, the amended Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010 and the Annual Report on Form 10-K for the fiscal year ended March 31, 2011 together for a more complete understanding of the Company’s financial condition.
NASDAQ Notices
     On June 17, 2011, the Company received notice from the NASDAQ Stock Market (“NASDAQ”) stating that the Company is not in compliance with Listing Rule 5250(c)(1) for continued listing due to the Company’s inability to file with the SEC the Company’s Annual Report on Form 10-K for the year ended March 31, 2011 (the “Initial Delinquent Filing”) on a timely basis. The notification was issued in accordance with standard NASDAQ procedures and has no immediate effect on the listing or trading of the Company’s common stock on the NASDAQ Global Select Market. On August 16, 2011, the Company received notice from the NASDAQ stating that the Company is not in compliance with Listing Rule 5250(c)(1) for continued listing (i) due to the Company’s inability to file with the SEC the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, and (ii) because the Company remained delinquent in filing the Company’s Annual Report on Form 10-K for the period ended March 31, 2011. The notification was issued in accordance with standard NASDAQ procedures and had no immediate effect on the listing or trading of the Company’s common stock on the NASDAQ Global Select Market. Pursuant to NASDAQ’s letter dated June 17, 2011, which was disclosed in the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2011, the Company had until August 16, 2011 to submit a plan to regain compliance with respect to the Initial Delinquent Filing. The NASDAQ letter dated August 16, 2011 indicated that the Company had until August 30, 2011 to submit an updated plan explaining how it expected to regain compliance. On August 16, 2011, the Company submitted its plan to regain compliance. On August 31, 2011, the Company was informed that NASDAQ had granted an exception to its rules to enable the Company to regain compliance by September 30, 2011. With the filing of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, the Annual Report on Form 10-K for the year ended March 31, 2011 and the Amended Quarterly Reports on Form 10-Q as of and for the quarters ended September 30, 2010 and December 31, 2010 and subject to receipt of a confirmation of compliance, the Company will be in compliance with the NASDAQ listing requirements.
Planned Acquisition of “The Switch”
     On March 12, 2011, the Company entered into a Share Purchase Agreement (the “Agreement”), by and among the Company and the shareholders of The Switch Engineering Oy, a power technologies company headquartered in Finland (“The Switch”).
     On June 29, 2011, the Company entered into an amendment agreement (the “Amendment”), by and among the Company and the shareholders (the “Shareholders”) of The Switch, amending the Agreement. Pursuant to the Agreement, as amended by the Amendment, the Company has agreed to acquire all of the outstanding shares of The Switch for an aggregate purchase price (based on an exchange rate of $1.44 per Euro) of (i) $273.6 million, payable as follows: (1) $20.6 million in cash in the form of an advance payment (the “Advance Payment”), which was paid on June 29, 2011 and is classified as advance payment for planned acquisition on the unaudited condensed consolidated balance sheet as of June 30, 2011, (2) $171.0 million in cash at the closing of the acquisition and (3) the issuance at the closing of the acquisition shares of our common stock, $0.01 par value per share, with a value of $82.1 million based on the average closing price of the common stock during the 20 trading days preceding the second business day prior to the closing of the acquisition and the U.S. dollar to euro exchange rate on the second business day prior to the closing of the acquisition, and (ii) in the event closing occurs after September 1, 2011, interest at an annual rate of 4% on $171.0 million, accruing from September 1, 2011 to and including the closing date, payable in cash at the closing of the acquisition. In the event that the total number of shares of common stock issuable to the shareholders of The Switch exceeds 19.9% of the total number of shares of common stock outstanding prior to such issuance, in lieu of the issuance of such excess shares, the Company agreed to pay additional cash at the closing to the Minor Sellers (as defined in the Agreement) and issue to the remaining shareholders unsecured promissory notes for such excess amount, payable on the first business day after the first anniversary of the closing date.
     Pursuant to the Amendment, the parties agreed that the escrow would terminate on June 10, 2012 rather than twelve months after the closing date. The parties also agreed that the closing would take place on the tenth business day after the date on which the Company informs the Shareholders that a financing resulting in post-acquisition net cash available to the Company of at least $100 million has been completed, provided that all other closing conditions have been satisfied or waived. In addition, pursuant to the Amendment, the parties agreed that the Advance Payment shall constitute a termination fee payable to the Shareholders in the event the Agreement, as amended by the Amendment, is terminated should the closing not take place on or before September 30, 2011 (subject to extension for up to two one-month periods, as described in Section 6.6), or 10 business days thereafter in the case of a breach and/or failure to remedy by the Shareholders under Section 6.3.1, (i) by the Shareholders pursuant to Section 6.6(i), or (ii) the Company pursuant to Section 6.6(ii) (which, in the case of Sections 6.6(i) and 6.6(ii), includes upon the occurrence of a Failed Financing Event (as defined in the Amendment) and, in the case of Section 6.6(ii), upon the occurrence of a Material Adverse Effect (as defined in the Share Purchase Agreement)). Upon any such termination and retention by the Shareholders of the Advance Payment, the parties shall have no right to make any further claims against each other.
     The Company will require proceeds from an additional financing to finance the planned acquisition of The Switch. Closing of the transaction, which has been approved by both companies’ Boards of Directors, is subject to customary closing conditions. With sales of both power converter systems and permanent magnet generators to wind turbine manufacturers in China, Europe, Korea and the U.S., this planned acquisition of The Switch is expected to diversify AMSC’s customer base and channels to market.
Chief Executive Officer Transition
     On May 24, 2011, the Company announced that Daniel P. McGahn, President and Chief Operating Officer, had been appointed Chief Executive Officer and a member of the Board of Directors, effective June 1, 2011. Mr. McGahn succeeds Gregory J. Yurek, who resigned from his position as Chief Executive Officer of the Company, effective on June 1, 2011. In connection with his retirement and resignation, the Company entered into a retirement and services agreement (the “Retirement Agreement”) with Mr. Yurek pursuant to which Mr. Yurek will serve as a senior advisor to the Company for up to 24 months. The Retirement Agreement includes a general release of claims and customary non-compete and non-solicit covenants for the three-year period ending May 31, 2014. Pursuant to the Retirement Agreement, Mr. Yurek is entitled to receive the following payments and benefits: (i) a total of $2.0 million in cash, of which $83,333 is payable on the final day of each month from June 2011 to August 2012, $50,000 is payable on the final day of September 2012, and $50,000 is payable on the final day of each month from April 2013 to May 2014; and (ii) continued group medical, dental and vision insurance coverage through May 31, 2014. In accordance with the terms of Mr. Yurek’s outstanding stock option and restricted stock agreements, the outstanding restricted stock that was unvested as of June 1, 2011 was forfeited and the outstanding stock options will continue to vest for so long as he continues to serve as an advisor to the Company. Thereafter, any remaining unvested portions of Mr. Yurek’s stock options will be cancelled for no consideration. Mr. Yurek agreed to remain as Chairman of the Board until the annual meeting of stockholders or August 15, 2011, whichever occurred first; and will not stand for reelection to the Board at the annual meeting. Mr. Yurek ceased serving as our Chairman of the Board on August 15, 2011. The Retirement Agreement replaces and supersedes the Amended and Restated Executive Severance Agreement, dated as of December 23, 2008, between the Company and Mr. Yurek.

     The Company recorded costs of $2.7 million within selling, general and administrative expenses of the unaudited condensed consolidated statements of operations for the three months ended June 30, 2011 which consist of $2.1 million severance benefits under the Agreement and $0.6 million of stock compensation expense related to outstanding stock options.
Business Segments
     In order to more effectively increase and diversify its revenues, as of April 1, 2011, the Company realigned its business into two new market-facing business segments: Wind and Grid. The Company believes that this more market-centric structure will enable it to more effectively anticipate and meet the needs of its core wind turbine manufacturing, power generation project development and electric utility customers. Through March 31, 2011, the Company continued to report on the AMSC Power Systems and AMSC Superconductors business segments.
Restructuring
     The Company initiated a restructuring plan in August 2011 (the “2011 Plan”) to reorganize global operations, streamline various functions of the business, and reduce its global workforce to match the demand for its products. The 2011 Plan resulted in a headcount reduction of 150 employees. Coinciding with the 2011 Plan, on August 8, 2011, the Company and Charles W. Stankiewicz, Executive Vice President, Operations and Grid Segment, and Angelo R. Santamaria, Senior Vice President, Global Manufacturing Operations, mutually agreed to end their employment effective on August 23, 2011 and August 12, 2011, respectively. From April 1, 2011 through the date of this filing, the Company has reduced its global workforce by approximately 30%, which is expected to result in annual savings of approximately $30.0 million. As a result of the 2011 Plan, the Company expects to recognize restructuring charges of $3.0 million to $4.0 million in the second quarter of fiscal 2011. These charges primarily relate to severance costs and are expected to be paid through fiscal 2012.
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
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that relate to future events or conditions, including without limitation, the statements in Part II, “Item 1A. Risk Factors” and in Part I under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects or our prospective results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain. There are a number of important factors that could materially impact the value of our common stock or cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include: a significant portion of our revenues has been derived from Sinovel Wind Group Co. Ltd., (“Sinovel”), which has stopped accepting scheduled deliveries and refused to pay amounts outstanding; the disruption in our relationship with Sinovel has materially and adversely affected our business and results of operations and if, as we expect, Sinovel continues to refuse to accept shipments from us, our business and results of operations will be further materially and adversely affected; we will require significant additional funding and may be unable to raise capital when needed, which could force us to delay, reduce or eliminate planned activities, including the planned acquisition of The Switch Engineering Oy (“The Switch”); we have a history of operating losses, and we may incur additional losses in the future; our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter; if we fail to complete the planned acquisition of The Switch, our operating results and financial condition could be harmed and the price of our common stock could decline; completion of the planned acquisition of The Switch could present certain risks to our business; adverse changes in domestic and global economic conditions could adversely affect our operating results; changes in exchange rates could adversely affect our results from operations; we have identified material weaknesses in our internal control over financial reporting and if we fail to remediate these weaknesses and maintain proper and effective internal controls over financial reporting, our ability to produce accurate and timely financial statements could be impaired and may lead investors and other users to lose confidence in our financial data; if we fail to implement our business strategy successfully, our financial performance could be harmed; we may not realize all of the sales expected from our backlog of orders and contracts; many of our revenue opportunities are dependent upon subcontractors and other business collaborators; our products face intense competition, which could limit our ability to acquire or retain customers; our success is dependent upon attracting and retaining qualified personnel and our inability to do so could significantly damage our business and prospects; we may acquire additional complementary businesses or technologies, which may require us to incur substantial costs for which we may never realize the anticipated benefits; our international operations are subject to risks that we do not face in the United States, which could have an adverse effect on our operating results; we depend on sales to customers in China, and global conditions could negatively affect our operating results or limit our ability to expand our operations outside of China; changes in China’s political, social, regulatory and economic environment may affect our financial performance; many of our customer relationships outside of the United States are, either directly or indirectly, with governmental entities, and we could be adversely affected by violations of the United States Foreign Corrupt Practices Act and similar worldwide anti-bribery laws outside the United States; we rely upon third party suppliers for the components and subassemblies of many of our Wind and Grid products, making us vulnerable to supply shortages and price fluctuations, which could harm our business; we are becoming increasingly reliant on contracts that require the issuance of performance bonds; problems with product quality or product performance may cause us to incur warranty expenses and may damage our market reputation and prevent us from achieving increased sales and market share; our success in addressing the wind energy market is dependent on the manufacturers that license our designs; growth of the wind energy market depends largely on the availability and size of government subsidies and economic incentives; there are a number of technological challenges that must be successfully addressed before our superconductor products can gain widespread commercial acceptance, and our inability to address such technological challenges could adversely affect our ability to acquire customers for our products; we have not manufactured our Amperium wire in commercial quantities, and a failure to manufacture our Amperium wire in commercial quantities at acceptable cost and quality levels would substantially limit our future revenue and profit potential; the commercial uses of superconductor products are limited today, and a widespread commercial market for our products may not develop; we have limited experience in marketing and selling our superconductor products and system-level solutions, and our failure to effectively market and sell our products and solutions could lower our revenue and cash flow; our contracts with the U.S. government are subject to audit, modification or termination by the U.S. government and include certain other provisions in favor of the government; the continued funding of such contracts remains subject to annual congressional appropriation which, if not approved, could reduce our revenue and lower or eliminate our profit; we may be unable to adequately prevent disclosure of trade secrets and other proprietary information; we have filed a demand for arbitration and other lawsuits against Sinovel regarding amounts we contend are due and owing and are in dispute; we cannot be certain as to the outcome of the proceedings against Sinovel; we have been named as a party to purported stockholder class actions and shareholder derivative complaints, and we may be named in additional litigation, all of which will require significant management time and attention, result in significant legal expenses and may result in an unfavorable outcome, which could have a material adverse effect on our business, operating results and financial condition; our technology and products could infringe intellectual property rights of others, which may require costly litigation and, if we are not successful, could cause us to pay substantial damages and disrupt our business; our patents may not provide meaningful protection for our technology, which could result in us losing some or all of our market position; third parties have or may acquire patents that cover the materials, processes and technologies we use or may use in the future to manufacture our Amperium products, and our success depends on our ability to license such patents or other proprietary rights; and our common stock has experienced, and may continue to experience, significant market price and volume fluctuations, which may prevent our stockholders from selling our common stock at a profit and could lead to costly litigation against us that could divert our management’s attention. These and the important factors discussed under the caption “Risk Factors” in Part II. Item 1A and Part 1. Item 1A of our Form 10-K for the fiscal year ended March 31, 2011, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Any such forward-looking statements represent management’s estimates as of the date of this Quarterly Report on Form 10-Q. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
     American Superconductor, Revolutionizing the Way the World Uses Electricity, Amperium, AMSC, Powered by AMSC, D-VAR, dSVC, FaultBlocker, PowerModule, PQ-IVR, SolarTie, Windtec and SuperGEAR are trademarks or registered trademarks of American Superconductor Corporation or its subsidiaries. The Windtec logo and design is a registered European Union Community Trademark. All other brand names, product names, trademarks or service marks appearing in this Quarterly Report on Form 10-Q/A are the property of their respective holders.
Restatement
     A substantial portion of our revenues are derived from one customer, Sinovel Wind Group Co. Ltd., (“Sinovel”), a manufacturer of wind energy systems based in China. Revenues to Sinovel represented 82% and 77% of total revenues for the three and six months ended September 30, 2010, respectively, compared to 76% and 65% for the three and six months ended September 30, 2009, respectively. On March 31, 2011, Sinovel informed us that they would not accept scheduled deliveries or pay amounts outstanding as of that date. As of the date of this filing, there have been no further shipments to Sinovel, nor have there been any payments received from Sinovel. We are not able at this time to provide a timetable for when shipments might resume. Nor are we able to provide an estimate of when payment from Sinovel will be received, either in whole or in part. Even if we do not receive payment from Sinovel or complete a financing and our planned acquisition of The Switch, we expect to have sufficient cash to meet our working capital and capital investment requirements through at least March 31, 2012.
     Sinovel refused to accept scheduled shipments from us. This action, combined with aging receivables from Sinovel and certain of our other customers in China, prompted us to re-evaluate our previous accounting judgments around revenue recognition, accounts receivable and the effectiveness of our internal control over financial reporting. We determined that revenues and accounts receivable were incorrectly recorded in the second quarter of fiscal 2010 for certain of our customers in China, not including Sinovel, as the fee for shipments of products to these customers was not fixed or determinable or collectability was not reasonably assured at the time of shipment. Further, as a result of aging receivables and other negative events surrounding the customer relationship, we concluded that revenue related to shipments to Sinovel in the third quarter of fiscal 2010 was incorrectly recorded because collectability was not reasonably assured at the time of shipment. The Company should have recognized the revenues related to those shipments on a cash basis of accounting with cash applied first against accounts receivable balances, as in the case of Sinovel as of September 30, 2010, then costs of shipments (inventory and value added taxes) before recognizing any gross margin. As a result, we have restated revenues based on a cash basis of accounting and the related effects to accounts receivable, inventory, deferred taxes, stockholders’ equity, operating expenses, income taxes and other accounts, and have recorded revenues only to the extent that payment was received or otherwise reasonably assured in our unaudited condensed consolidated financial statements for the quarterly periods ended September 30, 2010 and December 31, 2010. We had previously recognized revenues in the quarters ended September 30, 2010 and December 31, 2010 based upon the receipt of shipments by these customers but prior to the Company’s receipt of payment for such shipments. The accounting errors and their impact to the unaudited condensed consolidated financial statements are more fully described in Note 2, “Restatement,” of the notes to unaudited condensed consolidated financial statements included in Item 1 of this Form 10-Q/A.
     As a result of the errors identified by the Company resulting in the restatement of our unaudited condensed consolidated financial statements for the quarterly period ended September 30, 2010, we identified certain deficiencies in our internal control over financial reporting that constitute material weaknesses. We determined that our disclosure controls and procedures were ineffective as of September 30, 2010. For a discussion of management’s consideration of our disclosure controls and procedures and the material weaknesses identified, see Item 4, “Controls and Procedures,” of this Form 10-Q/A.
     In addition, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the restatement of the unaudited condensed consolidated statements of operations for the three and six months ended September 30, 2010, the unaudited condensed consolidated statement of cash flows for the six months ended September 30, 2010 and the unaudited condensed consolidated balance sheet as of September 30, 2010. For a more detailed description of the restatement, see Note 2, “Restatement,” of the notes to unaudited condensed consolidated financial statements included in Item 1 of this Form 10-Q/A.
Executive Overview
     American Superconductor Corporation was founded in 1987. We are a leading provider of megawatt-scale solutions that lower the cost of wind power and enhance the performance of the power grid. In the wind power market, we enable manufacturers to field wind turbines through our advanced engineering, support services and power electronics products. In the power grid market, we enable electric utilities and renewable energy project developers to connect, transmit and distribute power through our transmission planning services and power electronics and superconductor based products. Our wind and power grid products and services provide exceptional reliability, security, efficiency and affordability to our customers.
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
     Our strategy for both AMSC Power Systems and AMSC Superconductors business units is to drive revenue growth and enhance operating results by increasing adoption of our products. We are targeting high-growth segments of the renewable energy and power grid markets with our advanced engineering capabilities, support services and power electronics and superconductor product offerings.
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
     Our cash requirements depend on numerous factors, including successful completion of our product development activities, ability to commercialize our product prototypes, and the rate of customer and market adoption of our products. Significant deviations to our business plan with regard to these factors, which are important drivers to our business, could have a material adverse effect on our operating performance, financial condition, and future business prospects. We expect to pursue the expansion of our operations through internal growth and potential strategic alliances and acquisitions. See Note 14, “Subsequent Events,” of the notes to unaudited condensed consolidated financial statements included in Item 1 of this Form 10-Q/A for discussion of circumstances which arose subsequent to September 30, 2010.
     During March 2011, we engaged in discussions with Sinovel regarding the acceptance of its scheduled shipments, outstanding receivables, and the delivery of a custom solution desired by Sinovel for low voltage ride through (“LVRT”) that required a modification to our existing LVRT design. The custom design required modified software and additional hardware. Toward the end of March, Sinovel requested that we provide them with the additional hardware without additional cost. On March 31, 2011, we proposed to Sinovel that we would provide the additional hardware without additional cost if Sinovel would accept the scheduled shipments. Sinovel rejected this proposal due to what we were told was excess inventory of our components. Since Sinovel did not give us the requisite notice under our contracts that they intended to delay deliveries, we believe that these actions constitute material breaches of our contracts.
     While we have had several discussions with Sinovel since March 31, 2011, as of the date of this filing, we have not received payment for any outstanding receivables nor have we been notified as to when, if ever, they will accept contracted shipments that were scheduled for delivery after March 31, 2011. Additionally, based in part upon evidence obtained through an internal investigation and a criminal investigation conducted by Austrian authorities regarding the actions of a former employee of our AMSC Windtec subsidiary, we believe that Sinovel illegally obtained and used our intellectual property in violation of civil and criminal intellectual property laws. In July 2011, the former employee was arrested in Austria and is currently awaiting trial on charges of economic espionage and fraudulent manipulation of data. As a result of the investigations, we believe that this former employee was contracted by Sinovel through an intermediary while employed by us and improperly obtained and transferred to Sinovel portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines. Except for portions of this 1.5 MW wind turbine software, we do not believe that the source code for any other turbines, such as the 3MW, 5MW and 6MW wind turbines that were designed by and co-developed with us have been transferred to Sinovel. Moreover, we believe the former employee illegally used source code to develop for Sinovel a software modification to circumvent the encryption and remove technical protection measures on the PM3000 power converters in 1.5MW wind turbines in the field. We believe that only the binary code, or upper layer, of the PM3000 software developed to circumvent the encryption and remove technical protection measures was transferred to Sinovel. We do not believe that any PM3000 source code was transferred to Sinovel. These actions potentially enable Sinovel to deploy, independent of us, wind turbine control software, including a low voltage ride through solution, on all of its 1.5MW wind turbines in the field. In addition, by having the wind turbine control source code, Sinovel could potentially modify the source code to allow the use of core electrical components, including power converters, from other manufacturers.
     On September 13, 2011, we commenced a series of legal actions in China against Sinovel. We filed a claim for arbitration in Beijing, China to compel Sinovel to pay us for past product shipments and to accept all contracted but not yet delivered core electrical components and spare parts under all existing contracts with us. The arbitration claim was filed with the Beijing Arbitration Commission in accordance with the terms of our supply contracts with Sinovel. We are also in the process of filing civil and criminal complaints against Sinovel. On September 16, 2011, we filed a civil complaint in China against Dalian Guotong Electric, Co., Ltd. and other parties. The complaints allege the illegal use of our intellectual property. We are seeking to compel Sinovel and the other parties to cease and desist from infringing our intellectual property and are also seeking monetary damages to compensate us for our economic losses resulting from the infringement.
     We cannot provide any assurance as to the outcome of these legal actions. We are now operating our business under the assumption that Sinovel will not be a customer.
Critical Accounting Policies and Estimates
     The preparation of condensed consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. With the exception of changes to our revenue recognition and derivatives accounting policies as described below, there were no significant changes in the second quarter of fiscal 2010 in our critical accounting policies as disclosed in our Form 10-K for fiscal 2009, which ended on March 31, 2010.
Revenue Recognition
Multiple-Deliverable Revenue Arrangements
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
     Our unaudited condensed consolidated financial statements included in the Original Form 10-Q for the three and six months period ended September 30, 2010 have been restated to reflect the reversal of $3.5 million in revenues and the related effects to the consolidated financial statements included in the quarter ended September 30, 2010 as discussed in Note 2, “Restatement,” of the notes to unaudited condensed consolidated financial statements included in Item 1 of this Form 10-Q/A.
     Our total revenues increased by 31% and 32% to $98.1 million and $195.3 million for the three and six months ended September 30, 2010, respectively, from $74.7 million and $147.7 million for the three and six months ended September 30, 2009, respectively. Our revenues are summarized as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2010		2010
	(Restated)	2009	(Restated)	2009
Revenues:
AMSC Power Systems	$95,084	$71,791	$190,012	$142,487
AMSC Superconductors	2,989	2,881	5,271	5,185

Total	$98,073	$74,672	$195,283	$147,672

     Revenues in our AMSC Power Systems business unit consist of revenues from wind turbine electrical systems and core components, wind turbine license and development contracts as well as D-VAR®, D-VAR RT, SVC, and PowerModule™ product sales, service contracts, and consulting arrangements. We also engineer, install and commission our products on a turnkey basis for some customers. Our AMSC Power Systems business unit accounted for 97% of total revenues for both of the three and six month periods ended September 30, 2010, compared to 96% for both of the three and six months ended September 30, 2009. Revenues in the AMSC Power Systems business unit increased 32% and 33% to $95.1 million and $190.0 million for the three and six months ended September 30, 2010, respectively, from $71.8 million and $142.5 million in the three and six months ended September 30, 2009, respectively. The increases in AMSC Power Systems business unit revenues were primarily due to higher sales of wind electrical systems and core components, primarily to customers in China. Based on the average Euro and renminbi exchange rates for the second quarter of fiscal 2010, revenues denominated in these foreign currencies translated into U.S. dollars was $0.6 million higher compared to the translation of these revenues using the average exchange rates of these currencies for the second quarter of fiscal 2009.
     For the three and six months ended September 30, 2010, a substantial portion of our revenues was derived from one customer: Sinovel. Sales to Sinovel represented 82% and 77% of total revenues for the three and six months ended September 30, 2010, respectively, compared to 76% and 65% for the three and six months ended September 30, 2009, respectively.
     Revenues in our AMSC Superconductors business unit consist of contract revenues, sales of our Amperium™ HTS wire, revenues under government-sponsored electric utility projects, and other prototype development contracts. Our AMSC Superconductors business unit revenues are primarily recorded using the percentage-of-completion method. Our AMSC Superconductors business unit accounted for 3% of total revenues for both the three and six months ended September 30, 2010 respectively, compared to 4% for both the three and six months ended September 30, 2009. Our AMSC Superconductors business unit revenues were $3.0 million and $5.3 million in the three and six months ended September 30, 2010, respectively, from $2.9 million and $5.2 million for the three and six months ended September 30, 2009, respectively. Revenues from significant AMSC Superconductors government-funded contracts are summarized as follows (in thousands):

			Revenue earned for		Revenue earned for
		Revenue earned	the three months		the six months
	Expected total	through	ended September 30,		ended September 30,
Project name	contract value	September 30, 2010	2010	2009	2010	2009
HYDRA	$24,908	$10,082	$388	$565	$509	$829
LIPA I and II	40,141	36,499	1,366	932	2,148	1,639
DOE-FCL	7,898	5,393	416	515	987	577
NAVSEA Motor Study	6,511	6,361	42	59	149	74

Total	$79,458	$58,335	$2,212	$2,071	$3,793	$3,119

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
Cost of Revenues and Gross Margin
     Our cost of revenues increased by 30% and 22% to $59.4 million and $117.6 million for the three and six months ended September 30, 2010, respectively, compared to $45.6 million and $96.1 million for the three and six months ended September 30, 2009, respectively. Gross margin was 39.4% and 40.0% for the three and six months ended September 30, 2010, respectively, compared to 38.9% and 35.0%, respectively, for the same periods of fiscal 2009. The increases in gross margin in the three and six months ended September 30, 2010 as compared to the same periods in fiscal 2009 were due primarily to a shift in the mix of products sold towards higher margin wind turbine core electrical component shipments; material cost reductions primarily resulting from the localization of component supply in China for our power electronic converters, which are now manufactured there; as well as favorable foreign exchange effects. Based on the average Euro and renminbi exchange rates for the second quarter of fiscal 2010, cost of revenues denominated in these foreign currencies translated into U.S. dollars was $0.2 million higher compared to the translation of cost of revenues using the average exchange rates of these currencies for the second quarter of fiscal 2009.

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

     R&D expenses (exclusive of amounts classified as cost of revenues and amounts offset by cost-sharing funding) increased by 45% and 53% to $7.9 million and $15.2 million, or 8% of revenues, for each of the three and six months ended September 30, 2010, respectively, from $5.4 million and $9.9 million, or 7% of revenues, for each of the three and six months ended September 30, 2009, respectively. The increases in R&D expenses were driven primarily by increased headcount and related labor spending, as well as added material and overhead spending to support new product development in our AMSC Power Systems business unit. The increase in R&D expenditures reclassified to costs of revenue was a result of increased efforts under license and development contracts for wind turbine designs at AMSC Windtec compared to the prior year. Aggregated R&D expenses, which include amounts classified as cost of revenues and amounts offset by cost-sharing funding, increased 50% and 59% to $10.5 million and $21.3 million, or 11% of revenues, for each of the three and six months ended September 30, 2010, respectively, compared to $7.0 million and $13.4 million, or 9% of revenues, for each of the three and six months ended September 30, 2009, respectively. The increases in fiscal 2010 were driven primarily by the net impact of the factors described above.
     We present aggregated R&D, which is a measure (a “non-GAAP measure”) not calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”), because we believe this presentation provides useful information on our aggregate R&D spending and because R&D expenses as reported on the condensed consolidated statements of income have been, and may in the future be, subject to significant fluctuations solely as a result of changes in the level of externally funded contract development work, resulting in significant changes in the amount of the costs recorded as costs of revenues rather than as R&D expenses, as discussed above.
Selling, general, and administrative
     SG&A expenses increased by 36% and 38% to $17.3 million and $32.5 million, or 18% and 17% of revenues, for the three and six months ended September 30, 2010, respectively, from $12.7 million and $23.6 million, or 17% and 16% of revenues, for each of the three and six months ended September 30, 2009, respectively. The increases in SG&A expenses were due primarily to higher stock-based compensation expense and higher labor and related costs driven by headcount growth.
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

Operating income
     Our operating income is summarized as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2010		2010
	(Restated)	2009	(Restated)	2009
AMSC Power Systems	$23,977	$19,866	$49,462	$35,261
AMSC Superconductors	(6,533)	(5,647)	(12,444)	(11,144)
Unallocated corporate expenses	(4,364)	(3,889)	(7,858)	(7,396)

Total	$13,080	$10,330	$29,160	$16,721

     AMSC Power Systems operating income increased to $24.0 million and $49.5 million in the three and six months ended September 30, 2010, respectively, from $19.9 million and $35.3 million in the three and six months ended September 30, 2009, respectively. The increase in the three and six months ended September 30, 2010 was primarily the result of higher sales, as described above.
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
     Unallocated corporate expenses include stock-based compensation expense of $4.3 million and $7.8 million in the three and six months ended September 30, 2010, respectively, compared to $3.9 million and $6.9 million in the three and six months ended September 30, 2009, respectively. Unallocated corporate expenses for the three and six months ended September 30, 2009 included $0.1 million and $0.5 million, respectively, of restructuring charges related primarily to the closure of our facility in Westborough, Massachusetts.
Interest income, net
     Interest income, net, was $0.2 million and $0.4 million in each of the three and six months ended September 30, 2010 and September 30, 2009, respectively. Due to current economic conditions, yields are low for interest bearing assets.
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
Income Taxes
     In the three and six months ended September 30, 2010, we recorded income tax expense of $7.9 million and $15.1 million, respectively, compared to $5.3 million and $8.2 million in the three and six months ended September 30, 2009, respectively. Income tax expense in all periods was driven primarily by income generated in foreign jurisdictions. We incurred losses in the U.S. during the three and six months ended September 30, 2010 and 2009, respectively.
Non-GAAP Measures
     Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP measures included in this Form 10-Q/A, however, should be considered in addition to, and not as a substitute for or superior to, the comparable measure prepared in accordance with GAAP.
     We define non-GAAP net (loss) income as net (loss) income before amortization of acquisition-related intangibles, restructuring and impairments, stock-based compensation, other unusual charges and any tax effects related to these items. We believe non-GAAP net (loss) income assists management and investors in comparing our performance across reporting periods on a consistent basis by excluding these non-cash or non-recurring charges that we do not believe are indicative of our core operating performance. We also regard non-GAAP net (loss) income as a useful measure of operating performance which more closely aligns net (loss) income with cash used in/provided by continuing operations. In addition, we use non-GAAP net (loss) income as a factor in evaluating management’s performance when determining incentive compensation and to evaluate the effectiveness of our business strategies. A reconciliation of non-GAAP to GAAP net (loss) income is set forth in the table below (in thousands, except per share data):
Reconciliation of GAAP Net Income to Non-GAAP Net Income
(In thousands, except per share data)

	Three months ended		Six months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Restated)		(Restated)
Net income	$7,839	$4,340	$17,008	$6,132
Stock-based compensation	4,326	3,852	7,825	6,918
Value-added tax write-off	221	—	432	—
Provision for excess and obsolete inventory	580	—	580	—
Amortization of acquisition-related intangibles	374	460	762	905
Restructuring and impairments	—	117	—	451
Tax effects	(84)	(93)	(167)	(181)

Non-GAAP net income	$13,256	$8,676	$26,440	$14,225

Non-GAAP earnings per share	$0.29	$0.19	$0.57	$0.32

Weighted average diluted shares outstanding	46,217	45,233	46,099	44,922

*	Diluted shares are used for periods where net income is generated.
     We generated non-GAAP net income of $13.3 million and $26.4 million, or $0.29 and $0.57 per diluted share, for the three and six months ended September 30, 2010, compared to a non-GAAP net income of $8.7 million and $14.2 million, or $0.19 and $0.32 per diluted share, for the three and six months ended September 30, 2009. The increase in non-GAAP net income was driven primarily by higher net income and, to a lesser extent, higher stock-based compensation expense, which was added back to net income.
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

     The decrease in cash and cash equivalents, marketable securities and restricted cash at September 30, 2010 from March 31, 2010 was due to cash used for working capital, primarily an increase in accounts receivable and capital expenditures made in support of our effort to scale up our Amperium™ core capacity.

     For the six months ended September 30, 2010, net cash used in operating activities was $1.9 million compared to net cash provided by operating activities of $21.7 million in the six months ended September 30, 2009. The decrease in cash provided by operations is due primarily to an increase in cash used for working capital of $38.2 million, partially offset by our increase of net income of $10.9 million.
     For the six months ended September 30, 2010, net cash used in investing activities was $37.3 million compared to $11.9 million used in the six months ended September 30, 2009. The increase in cash used in investing activities was driven primarily by an increase in capital expenditures of $15.2 million and the purchased minority investment in Blade Dynamics of $8.0 million during the six months ended September 30, 2010.
     For the six months ended September 30, 2010, cash provided by financing activities was $1.6 million compared to $4.1 million provided in the same period of fiscal 2009. The decrease of cash provided by financing activities was driven by a decrease in proceeds from the exercise of employee stock options.
     We had unused, unsecured lines of credit consisting of RMB 11.9 million (approximately $1.8 million) and €2.3 million (approximately $3.1 million) as of September 30, 2010. We also have an additional $3.5 million in bank guarantees and letters of credit supported by unsecured lines of credit. In July 2011, the Bank of China informed us that our unsecured credit line of approximately RMB 100.0 million (approximately $15.0 million), which expired in August 2011, would not be renewed.
     At June 30, 2011, we had cash, cash equivalents, marketable securities and restricted cash of $166.2 million. Our business plan anticipates a substantial decline in revenues and a substantial use of cash from operations in our fiscal year ending March 31, 2012, particularly in light of the difficult and uncertain current economic environment, the significant restructuring actions undertaken and the uncertainty surrounding Sinovel and certain of our other customers in China. Our plan includes a significant restructuring undertaken in August 2011, resulting in the elimination of 150 positions worldwide. Since April 1, 2011, we have eliminated approximately 30% of our workforce and we expect to save approximately $30 million annually as a result of these reductions. Additional actions include further monitoring of our operating results against expectations and, if required, further reducing operating costs and capital spending if events warrant in order to enhance liquidity. Due to the disruption in our relationship with Sinovel, we will need to raise additional capital in order to complete the planned acquisition of The Switch in order to leave sufficient cash to fund our working capital, capital expenditures and other cash requirements. We may seek this financing through public or private equity offerings, debt financings, or other financing alternatives, however, there can be no assurance that financing will be available on acceptable terms or at all. If we fail to raise sufficient additional funds and terminate the purchase agreement for the acquisition of The Switch, we will likely forfeit the $20.6 million cash advance payment we paid to the shareholders of The Switch on June 29, 2011. In the event that we do not receive any additional payments from Sinovel and we neither complete the planned acquisition of The Switch, nor raise additional capital, we believe that our available cash, together with additional reductions in operating costs and capital expenditures as necessary will be sufficient to fund our operations, capital expenditures and other cash requirements through at least March 31 2012. Our long-term liquidity is dependent on our ability to profitably grow our revenues or raise additional capital as required.
     Between April 6, 2011 and April 29, 2011, six putative securities class action complaints were filed against us and two of our officers in the United States District Court for the District of Massachusetts. On May 12, 2011, an additional complaint was filed against us, our officers and directors, and the underwriters who participated in our November 12, 2010 securities offering. On June 7, 2011, the United States District Court for the District of Massachusetts consolidated these actions under the caption Lenartz v. American Superconductor Corporation, et al. Docket No. 1:11-cv-10582-WGY. On June 16, 2011, the court appointed the law firm Robbins Geller Rudman & Dowd LLP as Lead Counsel and the Plumbers and Pipefitters National Pension Fund as Lead Plaintiff. On August 31, 2011, the Lead Plaintiff filed a consolidated amended complaint against us, our officers and directors, and the underwriters who participated in our November 12, 2010 securities offering, asserting claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934, as well as under sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The complaint alleges that during the relevant class period, we and our officers omitted to state material facts and made materially false and misleading statements relating to, among other things, our projected and recognized revenues and earnings, as well as our relationship with Sinovel Wind Group Co., Ltd. that artificially inflated the value of our stock price. The complaint further alleges that our November 12, 2010 securities offering contained untrue statements of material facts and omitted to state material facts required to be stated therein. The plaintiffs seek unspecified damages, rescindment of our November 12, 2010 securities offering, and an award of costs and expenses, including attorney’s fees.
     On April 27, 2011, a putative shareholder derivative complaint was filed against us (as a nominal defendant) and each of our current directors in Superior Court for the Commonwealth of Massachusetts, Worcester County. The case is captioned

Segel v. Yurek, et al., Docket No. 11-0787. Between May 4, 2011 and June 17, 2011, four additional putative shareholder derivative complaints were filed in the United States District Court for the District of Massachusetts against us and certain of our directors and officers. The cases are captioned Weakley v. Yurek, et al., Docket No. 1:11-cv-10784; Marlborough Family Revocable Trust v. Yurek, et al., Docket No. 1:11-cv-10825; Connors v. Yurek, et al., Docket No. 1:11-cv-10910; and Hurd v. Yurek, et al., Docket No. 1:11-cv-11102. On June 1, 2011, the plaintiff in Marlborough Family Revocable Trust v. Yurek, et al. moved to voluntarily dismiss its complaint and refiled its complaint in Superior Court for the Commonwealth of Massachusetts, Middlesex County, on June 3, 2011. The case is now captioned Marlborough Family Revocable Trust v. Yurek, et al., Docket No. 11-1961. The Superior Court in Worcester County granted the plaintiff’s motion to transfer in Segel v. Yurek et al. to the Superior Court for the Commonwealth of Massachusetts, Middlesex County on June 23, 2011, and that matter is now captioned Segel v. Yurek et al., Docket No. 11-2269. On July 5, 2011, the Weakley, Connors and Hurd actions were consolidated in United States District Court for the District of Massachusetts. That matter is now captioned In re American Superconductor Corporation Derivative Litigation, Docket No. 1:11-cv-10784. On June 1, 2011, the plaintiff in Marlborough Family Revocable Trust v. Yurek, et al. moved to voluntarily dismiss its complaint and, on June 3, 2011, refiled its complaint in Superior Court for the Commonwealth of Massachusetts, Middlesex County. The Superior Court in Worcester County granted the plaintiff’s motion to transfer in Segel v. Yurek et al. to the Superior Court for the Commonwealth of Massachusetts, Middlesex County on June 23, 2011. On September 7, 2011, the Marlborough and Segel actions were consolidated in Superior Court for the Commonwealth of Massachusetts, Middlesex County. The case is now captioned Marlborough Family Revocable Trust v. Yurek, et al., Docket No. 11-1961. The allegations of the derivative complaints mirror the allegations made in the putative class action complaints described above. The plaintiffs purport to assert claims against the director defendants for breach of fiduciary duty, abuse of control, gross mismanagement and corporate waste. The plaintiffs seek unspecified damages on behalf of us, as well as an award of costs and expenses, including attorney’s fees.
     If a matter is both probable to result in liability and the amounts of loss can be reasonably estimated, we estimate and disclose the possible loss or range of loss. With respect to the above referenced litigation matters, such an estimate cannot be made. There are numerous factors that make it difficult to meaningfully estimate possible loss or range of loss at this stage of these litigation matters, including that: the proceedings are in relatively early stages, there are significant factual and legal issues to be resolved, information obtained or rulings made during the lawsuits could affect the methodology for calculation of rescission and the related statutory interest rate. In addition, with respect to claims where damages are the requested relief, no amount of loss or damages has been specified. Therefore, we are unable at this time to estimate possible losses. We believe that these litigations are without merit, and we intend to defend these actions vigorously.
     On September 13, 2011, we commenced a series of legal actions in China against Sinovel Wind Group Co. Ltd. (“Sinovel”). Our Chinese subsidiary, Suzhou AMSC Superconductor Co. Ltd. (“AMSC China”), filed a claim for arbitration with the Beijing Arbitration Commission in accordance with the terms of our supply contracts with Sinovel. On March 31, 2011, Sinovel refused to accept contracted shipments of 1.5 megawatt (MW) and 3 MW wind turbine core electrical components and spare parts that we were prepared to deliver. We allege that these actions constitute material breaches of our contracts because Sinovel did not give us notice that it intended to delay deliveries as required under the contracts. Moreover, we allege that Sinovel has refused to pay past due amounts for prior shipments of core electrical components and spare parts. We are seeking compensation for past product shipments (including interest) and monetary damages due to Sinovel’s breaches of our contracts. We are also seeking specific performance of our existing contracts as well as reimbursement of all costs and reasonable expenses with respect to the arbitration.
     We also submitted a civil action application to the Beijing No. 1 Intermediate People’s Court against Sinovel for software copyright infringement. The application alleges Sinovel’s unauthorized use of portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines and the binary code, or upper layer, of our software for the PM3000 power converters in 1.5MW wind turbines. In July 2011, a former employee of our AMSC Windtec GmbH subsidiary was arrested in Austria and is currently awaiting trial on charges of economic espionage and fraudulent manipulation of data. As a result of our internal investigation and a criminal investigation conducted by Austrian authorities, we believe that this former employee was contracted by Sinovel through an intermediary while employed by us and improperly obtained and transferred to Sinovel portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines. Moreover, we believe the former employee illegally used source code to develop for Sinovel a software modification to circumvent the encryption and remove technical protection measures on the PM3000 power converters in 1.5MW wind turbines in the field. We are seeking a cease and desist order with respect to the unauthorized copying, installation and use of our software, monetary damages for our economic losses and reimbursement of all costs and reasonable expenses. The court must accept the application in order for the case to proceed, and there can be no assurance that the court will do so.

     We submitted a civil action application to the Beijing Higher People’s Court against Sinovel and certain of its employees for trade secret infringement. The application alleges the defendants’ unauthorized use of portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines as described above with respect to the Copyright Action. We are seeking monetary damages for the trade secret infringement as well as reimbursement of all costs and reasonable expenses. The court must accept the application in order for the case to proceed, and there can be no assurance that the court will do so.
     On September 16, 2011, we filed a civil copyright infringement complaint in the Hainan Province No. 1 Intermediate People’s Court against Dalian Guotong Electric Co. Ltd. (“Guotong”), a supplier of power converter products to Sinovel, and Huaneng Hainan Power, Inc., a wind farm operator that has purchased Sinovel wind turbines containing Goutong power converter products. The application alleges that our PM1000 converters in certain Sinovel wind turbines have been replaced by converters produced by Guotong. Because the Guotong converters are being used in wind turbines containing our wind turbine control software, we believe that our copyrighted software is being infringed. We are seeking a cease and desist order with respect to the unauthorized use of our software, monetary damages for our economic losses (with respect to Guotong only) and reimbursement of all costs and reasonable expenses.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements, as defined under SEC rules, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating transactions that are not required to be reflected on our balance sheet except as with respect to the performance bonds discussed below.
     We occasionally enter into construction contracts that include a performance bond. As these contracts progress, we continually assess the probability of a payout from the performance bond. Should we determine that such a payout is probable, we would record a liability.
     In addition, we have various contractual arrangements in which minimum quantities of goods or services have been committed to be purchased on an annual basis.
Recent Accounting Pronouncements
     In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements, pertaining to the accounting for revenue arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. The new accounting standard supersedes the prior multiple element revenue arrangement accounting rules that were previously used by us. We adopted this new accounting standard on April 1, 2010 using the prospective method and the adoption did not have a material impact on our consolidated financial statements.
     In January 2010, we adopted Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This standard amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods. Specifically, this standard requires new disclosures for significant transfers of assets or liabilities between Level 1 and Level 2 in the fair value hierarchy; separate disclosures for purchases, sales, issuance and settlements of Level 3 fair value items on a gross, rather than net basis; and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and Level 3 assets and liabilities. We have included these new disclosures, as applicable, in Note 3, “Marketable Securities and Fair Value Disclosures,” of the consolidated financial statements.
     In December 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-29, Business Combinations (Topic 805), Disclosure of Supplementary Pro forma Information for Business Combinations a consensus of the FASB Emerging Issues Task Force (ASC 2010-29). This amendment clarifies the periods for which pro forma financial information is presented. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective prospectively for business combinations that occur on or after the beginning of the first annual reporting period beginning after December 15, 2010. We do not expect the adoption of ASU 2011-04 to have a material impact on our consolidated results of operations, financial condition, or cash flows.
     In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011. We do not expect the adoption of ASU 2011-04 to have a material impact on our consolidated results of operations, financial condition, or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as our business practices evolve and could have a material adverse impact on our financial results.
Cash and cash equivalents
     Our exposure to market risk through financial instruments, such as investments in marketable securities, is limited to interest rate risk and is not material. Our investments in marketable securities consist primarily of government-backed securities and sovereign debt and are designed, in order of priority, to preserve principal, provide liquidity, and maximize income. Investments are monitored to limit exposure to mortgage-backed securities and similar instruments responsible for the recent turmoil in the credit markets. Interest rates are variable and fluctuate with current market conditions. We do not believe that a 10% change in interest rates would have a material impact on our financial position or results of operations.
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
     For forward foreign exchange contracts that are designated as cash flow hedges, if they are effective in offsetting the variability of the hedged cash flows, and otherwise meet the hedge accounting criteria, changes in the derivatives value are not included in current earnings but are included in other comprehensive income (loss) in stockholders’ equity. The changes in fair value will subsequently be reclassified into earnings as a component of cost of revenues, as applicable, when the forecasted transaction occurs. To the extent that a previously forecasted transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. We do not enter into derivative instruments for trading or speculative purposes. Realized gains and losses resulting from these cash flow hedges offset the foreign exchange gains and losses on the underlying transactions being hedged. Gains and losses on derivatives not designated for hedge accounting or representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in other income (expense), net.
     At September 30, 2010, we had forward contracts outstanding to hedge cash flow exposure at AMSC Windtec, with aggregate USD equivalent notional amounts of $34.4 million. These contracts expired at various dates through June 2011. The net gain or loss from these cash flow hedges reported in accumulated other comprehensive income will be reclassified to earnings and recorded in cost of revenues in our condensed consolidated statement of income when the related inventory is sold to third-party customers.
Balance Sheet Hedges
     In addition to cash flow hedges, we also enter into foreign currency forward exchange contracts to mitigate the impact of foreign exchange risk related to certain non-functional currency receivable balances in our foreign entities. We do not elect hedge accounting treatment for these hedges and consequently, changes in the fair value of these contracts are recorded within other income (expense), net, in the period which they occur. At September 30, 2010, we had forward contracts outstanding with aggregate USD equivalent notional amounts of $58.9 million, which expired in October 2010.

ITEM 4. CONTROLS AND PROCEDURES
Overview
     On March 31, 2011, Sinovel, our largest customer, refused to accept scheduled shipments from us. This action, combined with aging receivables from Sinovel and certain of our other customers in China, prompted us to re-evaluate our accounting judgments around revenue recognition and accounts receivable and the effectiveness of our internal control over financial reporting. This re-evaluation included an internal review of documents and interviews with management and other personnel with the assistance of external counsel. As a result, we determined that revenues and accounts receivable were incorrectly recorded in the second quarter of fiscal 2010 for certain of our customers in China as the fee for shipments of products to these customers was not fixed or determinable or collectability was not reasonably assured at the time of shipment. Further, we concluded that revenue and accounts receivable related to shipments to Sinovel were incorrectly recorded in the third quarter of fiscal 2010 as collectability was not reasonably assured at the time of shipment. As a result of this re-evaluation, on July 6, 2011 the Audit Committee of the Board of Directors concluded that the financial statements contained in our previously filed Quarterly Reports on Form 10-Q for the quarters ended September 30, 2010 and December 31, 2010 should no longer be relied upon.
Evaluation of Disclosure Controls and Procedures
     At the time our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 was filed on November 4, 2010, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010. Subsequent to that evaluation, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2010 because of the material weaknesses in internal control over financial reporting discussed below.
     Notwithstanding the material weaknesses described below, our management, based upon the substantive work performed during the restatement process has concluded that our consolidated financial statements included in the Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with accounting principles generally accepted in the United States of America.
Material Weaknesses
     A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
     We did not maintain effective controls over our revenues and accounts receivable balances as fees were not fixed or determinable or collectability was not reasonably assured at the time revenue was recognized. These errors resulted in the restatement of our unaudited condensed consolidated financial statements for each of the quarters ended September 30, 2010 and December 31, 2010. In addition, the filing of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 and Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 was delayed. Additionally, these control deficiencies could result in misstatements of the aforementioned account balances and disclosures that would result in material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that each of these control deficiencies constitutes a material weakness. The specific material weaknesses are:

•	we did not maintain adequately designed controls to ensure accurate recognition of revenue in accordance with GAAP. Specifically, controls were not effective to ensure that deviations from contractually established payment terms were identified, communicated and authorized;

•	we did not maintain adequate controls to ensure proper monitoring and evaluation of customer creditworthiness, including the collectability of amounts due from customers and appropriate revenue recognition;

•	we did not maintain a sufficient complement of personnel involved with business in our foreign locations with the appropriate level of knowledge, experience and training in the application of GAAP to ensure revenue transactions were appropriately reflected in the financial statements based on the terms and conditions of the sales contracts; and

•	we did not establish and maintain, procedures to ensure proper oversight and review, by senior management, of customer relationships to ensure appropriate communication of relevant considerations to determine accounting judgments with respect to revenue recognition.
Remediation Plan
We are in the process of developing a detailed plan for remediation of the above material weaknesses and have undertaken the following initiatives:
•	establishing formal, written policies and procedures governing the customer credit process;

•	improving procedures to ensure the proper review and documentation of customer creditworthiness;

•	establishing a new worldwide revenue manager position in finance with GAAP experience to ensure accuracy of revenue recognition;

•	improving procedures to ensure the proper communication, approval and accounting review of deviations from sales contracts;

•	providing additional and on-going training to product managers and others involved in negotiating contractual arrangements and accounting for revenue transactions, in order to heighten awareness of revenue recognition concepts under GAAP; and

•	improving the internal communication process for senior management. During monthly operations reviews time will be devoted to senior management review of pending operational and accounting issues for the current quarter.
     Management is committed to a strong internal control environment and believes that, when fully implemented and tested, the measures described above will improve our internal control over financial reporting. We will continue to assess the effectiveness of our remediation efforts in connection with our future assessments of the effectiveness of internal control over financial reporting.
Changes in Internal Control over Financial Reporting
     Other than the material weaknesses described above, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Between April 6, 2011 and April 29, 2011, six putative securities class action complaints were filed against us and two of our officers in the United States District Court for the District of Massachusetts. On May 12, 2011, an additional complaint was filed against us, our officers and directors, and the underwriters who participated in our November 12, 2010 securities offering. On June 7, 2011, the United States District Court for the District of Massachusetts consolidated these actions under the caption Lenartz v. American Superconductor Corporation, et al. Docket No. 1:11-cv-10582-WGY. On June 16, 2011, the court appointed the law firm Robbins Geller Rudman & Dowd LLP as Lead Counsel and the Plumbers and Pipefitters National Pension Fund as Lead Plaintiff. On August 31, 2011, the Lead Plaintiff filed a consolidated amended complaint against us, our officers and directors, and the underwriters who participated in our November 12, 2010 securities offering, asserting claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934, as well as under sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The complaint alleges that during the relevant class period, we and our officers omitted to state material facts and made materially false and misleading statements relating to, among other things, our projected and recognized revenues and earnings, as well as our relationship with Sinovel Wind Group Co., Ltd. that artificially inflated the value of our stock price. The complaint further alleges that our November 12, 2010 securities offering contained untrue statements of material facts and omitted to state material facts required to be stated therein. The plaintiffs seek unspecified damages, rescindment of our November 12, 2010 securities offering, and an award of costs and expenses, including attorney’s fees.
     On April 27, 2011, a putative shareholder derivative complaint was filed against us (as a nominal defendant) and each of our current directors in Superior Court for the Commonwealth of Massachusetts, Worcester County. The case is captioned Segel v. Yurek, et al., Docket No. 11-0787. Between May 4, 2011 and June 17, 2011, four additional putative shareholder derivative complaints were filed in the United States District Court for the District of Massachusetts against us and certain of our directors and officers. The cases are captioned Weakley v. Yurek, et al., Docket No. 1:11-cv-10784; Marlborough Family Revocable Trust v. Yurek, et al., Docket No. 1:11-cv-10825; Connors v. Yurek, et al., Docket No. 1:11-cv-10910; and Hurd v. Yurek, et al., Docket No. 1:11-cv-11102. On June 1, 2011, the plaintiff in Marlborough Family Revocable Trust v. Yurek, et al. moved to voluntarily dismiss its complaint and refiled its complaint in Superior Court for the Commonwealth of Massachusetts, Middlesex County, on June 3, 2011. The case is now captioned Marlborough Family Revocable Trust v. Yurek, et al., Docket No. 11-1961. The Superior Court in Worcester County granted the plaintiff’s motion to transfer in Segel v. Yurek et al. to the Superior Court for the Commonwealth of Massachusetts, Middlesex County on June 23, 2011, and that matter is now captioned Segel v. Yurek et al., Docket No. 11-2269. On July 5, 2011, the Weakley, Connors and Hurd actions were consolidated in United States District Court for the District of Massachusetts. That matter is now captioned In re American Superconductor Corporation Derivative Litigation, Docket No. 1:11-cv-10784. On June 1, 2011, the plaintiff in Marlborough Family Revocable Trust v. Yurek, et al. moved to voluntarily dismiss its complaint and, on June 3, 2011, refiled its complaint in Superior Court for the Commonwealth of Massachusetts, Middlesex County. The Superior Court in Worcester County granted the plaintiff’s motion to transfer in Segel v. Yurek et al. to the Superior Court for the Commonwealth of Massachusetts, Middlesex County on June 23, 2011. On September 7, 2011, the Marlborough and Segel actions were consolidated in Superior Court for the Commonwealth of Massachusetts, Middlesex County. The case is now captioned Marlborough Family Revocable Trust v. Yurek, et al., Docket No. 11-1961. The allegations of the derivative complaints mirror the allegations made in the putative class action complaints described above. The plaintiffs purport to assert claims against the director defendants for breach of fiduciary duty, abuse of control, gross mismanagement and corporate waste. The plaintiffs seek unspecified damages on behalf of us, as well as an award of costs and expenses, including attorney’s fees.
     If a matter is both probable to result in liability and the amounts of loss can be reasonably estimated, we estimate and disclose the possible loss or range of loss. With respect to the above referenced litigation matters, such an estimate cannot be made. There are numerous factors that make it difficult to meaningfully estimate possible loss or range of loss at this stage of these litigation matters, including that: the proceedings are in relatively early stages, there are significant factual and legal issues to be resolved, information obtained or rulings made during the lawsuits could affect the methodology for calculation of rescission and the related statutory interest rate. In addition, with respect to claims where damages are the requested relief, no amount of loss or damages has been specified. Therefore, we are unable at this time to estimate possible losses. We believe that these litigations are without merit, and we intend to defend these actions vigorously.

     On September 13, 2011, we commenced a series of legal actions in China against Sinovel Wind Group Co. Ltd. (“Sinovel”). Our Chinese subsidiary, Suzhou AMSC Superconductor Co. Ltd. (“AMSC China”), filed a claim for arbitration with the Beijing Arbitration Commission in accordance with the terms of our supply contracts with Sinovel. On March 31, 2011, Sinovel refused to accept contracted shipments of 1.5 megawatt (MW) and 3 MW wind turbine core electrical components and spare parts that we were prepared to deliver. We allege that these actions constitute material breaches of our contracts because Sinovel did not give us notice that it intended to delay deliveries as required under the contracts. Moreover, we allege that Sinovel has refused to pay past due amounts for prior shipments of core electrical components and spare parts. We are seeking compensation for past product shipments (including interest) and monetary damages due to Sinovel’s breaches of our contracts. We are also seeking specific performance of our existing contracts as well as reimbursement of all costs and reasonable expenses with respect to the arbitration.
     We also submitted a civil action application to the Beijing No. 1 Intermediate People’s Court against Sinovel for software copyright infringement. The application alleges Sinovel’s unauthorized use of portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines and the binary code, or upper layer, of our software for the PM3000 power converters in 1.5MW wind turbines. In July 2011, a former employee of our AMSC Windtec GmbH subsidiary was arrested in Austria and is currently awaiting trial on charges of economic espionage and fraudulent manipulation of data. As a result of our internal investigation and a criminal investigation conducted by Austrian authorities, we believe that this former employee was contracted by Sinovel through an intermediary while employed by us and improperly obtained and transferred to Sinovel portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines. Moreover, we believe the former employee illegally used source code to develop for Sinovel a software modification to circumvent the encryption and remove technical protection measures on the PM3000 power converters in 1.5MW wind turbines in the field. We are seeking a cease and desist order with respect to the unauthorized copying, installation and use of our software, monetary damages for our economic losses and reimbursement of all costs and reasonable expenses. The court must accept the application in order for the case to proceed, and there can be no assurance that the court will do so.
     We submitted a civil action application to the Beijing Higher People’s Court against Sinovel and certain of its employees for trade secret infringement. The application alleges the defendants’ unauthorized use of portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines as described above with respect to the Copyright Action. We are seeking monetary damages for the trade secret infringement as well as reimbursement of all costs and reasonable expenses. The court must accept the application in order for the case to proceed, and there can be no assurance that the court will do so.
     On September 16, 2011, we filed a civil copyright infringement complaint in the Hainan Province No. 1 Intermediate People’s Court against Dalian Guotong Electric Co. Ltd. (“Guotong”), a supplier of power converter products to Sinovel, and Huaneng Hainan Power, Inc., a wind farm operator that has purchased Sinovel wind turbines containing Goutong power converter products. The application alleges that our PM1000 converters in certain Sinovel wind turbines have been replaced by converters produced by Guotong. Because the Guotong converters are being used in wind turbines containing our wind turbine control software, we believe that our copyrighted software is being infringed. We are seeking a cease and desist order with respect to the unauthorized use of our software, monetary damages for our economic losses (with respect to Guotong only) and reimbursement of all costs and reasonable expenses.

ITEM 1A. RISK FACTORS
Risks Related to Our Business and Industry
A significant portion of our revenues has been derived from a single customer and as of March 31, 2011 that customer has stopped accepting scheduled deliveries and refused to pay amounts outstanding as of that date. The disruption in our relationship with Sinovel has materially and adversely affected our business and results of operations and if, as we expect, Sinovel continues to refuse to accept shipments from us, our business and results of operations will be further materially and adversely affected.
     Sinovel Wind Group Co., Ltd. (“Sinovel”) has been our largest customer, accounting for 68% of our total revenue for fiscal 2010, 70% of our total revenue for fiscal 2009 and 67% of our total revenue for fiscal 2008. We derived our revenues from Sinovel from the sale of core electrical components as well as development contracts for the design of wind turbines. We had approximately $62.0 million of receivables (excluding value added tax), some aged over six months, outstanding as of March 31, 2011 from Sinovel. Of this amount, approximately $56 million was due to AMSC China. The last payment received from Sinovel was in early March 2011. On March 31, 2011, Sinovel informed us that they would not accept scheduled shipments, which had a potential revenue value of approximately $65.2 million, nor pay amounts outstanding as of that date.
     While we have had several discussions with Sinovel since March 31, 2011, as of the date of this filing, we have not received payment for any outstanding receivables nor have we been notified as to when, if ever, they will accept contracted shipments that were scheduled for delivery after March 31, 2011. Additionally, based in part upon evidence obtained through an internal investigation and a criminal investigation by Austrian authorities regarding the actions of a former employee of our AMSC Windtec subsidiary, we believe that Sinovel illegally obtained and used our intellectual property in violation of civil and criminal intellectual property laws. On September 13, 2011, we commenced a series of legal actions in China against Sinovel. We filed a claim for arbitration in Beijing, China to compel Sinovel to pay us for past product shipments and to accept all contracted but not yet delivered core electrical components and spare parts under all existing contracts with us. The arbitration claim was filed with the Beijing Arbitration Commission in accordance with the terms of our supply contracts with Sinovel. In addition, we are in the process of filing civil and criminal complaints in China against Sinovel and on September 16, 2011, we filed a civil complaint against other parties, including Dalian Guotong Electric Co., Ltd. The complaints allege the illegal use of our intellectual property. We are seeking to compel Sinovel and the other parties to cease and desist from infringing our intellectual property and are also seeking monetary damages to compensate us for our economic losses resulting from the infringement. We cannot provide any assurance as to the outcome of these legal actions. We intend to manage our business going forward assuming that Sinovel is no longer a customer. For more information about these legal proceedings, see Part I, Item 3, “Legal Proceedings.”
     We cannot be certain when, if ever, our dispute with Sinovel will be resolved in a manner that would be acceptable to Sinovel and us or if Sinovel will resume accepting shipments or make any payments to us, if at all. The disruption in our relationship with Sinovel has materially and adversely affected our business and results of operations and if, as we expect, Sinovel continues to refuse to accept shipments from us, our business and results of operations will be further materially and adversely affected. Because Sinovel has accounted for more than two-thirds of our revenues over each of the past three fiscal years, it will be difficult to replace the related revenues in the foreseeable future, if we are able to replace the revenues at all. As a result, in future periods, we may have significantly lower revenues, we may generate significant operating losses and negative cash flows from operations and the price of our common stock may decline significantly, all of which makes it difficult to evaluate our business and future prospects. We cannot be certain what additional impact there will be on our customers, sub-contractors, suppliers and partners in China as a result of the disruption in our relationship with Sinovel.
We will require significant additional funding and may be unable to raise capital when needed, which could force us to delay, reduce or eliminate planned activities, including the planned acquisition of The Switch Engineering Oy.
     As of June 30, 2011, we had approximately $166.2 million of cash, cash equivalents, marketable securities and restricted cash. We will need additional capital in order to complete the planned acquisition of The Switch Engineering Oy (“The Switch”) and fund our working capital, capital expenditures and other cash requirements. Any financing for such purpose may occur through public or private equity offerings, debt financings, or other financing alternatives. Shareholders may suffer additional dilution if we raise capital through a sale of equity. If we raise additional capital through debt financing, earnings per share will be negatively impacted due to additional interest expense. Additional equity or debt financing may not be available on acceptable terms, if at all. In addition, debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. If we are unsuccessful in raising additional funds, we may be required to delay, reduce or eliminate plans or programs relating to our business. We may also be unable or unwilling to consummate the planned acquisition of The Switch, which could subject us to liability. Our obligation to consummate the planned acquisition of The Switch is subject to the condition that we have secured sufficient financing to consummate the planned acquisition of The Switch and leave us with $100 million for working capital. If we fail to raise sufficient additional funds and terminate the purchase agreement for the planned acquisition of The Switch, we will likely forfeit the $20.6 million cash advance payment we paid to the shareholders of The Switch on June 29, 2011. In the event we fail to consummate the planned acquisition of The Switch, the price of our common stock may decline.
We have a history of operating losses, and we may incur additional losses in the future. Our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter.
     While we achieved profitable results in fiscal 2009, we recorded a net loss in fiscal 2010 and we are unlikely to be profitable in fiscal 2011 given the disruption in our relationship with Sinovel. We cannot be certain that we will regain profitability in fiscal 2012 or thereafter. We incurred net losses in each year since our inception through fiscal 2008, driven primarily by the research and development activities in what was formerly our AMSC Superconductors business segment.
     There is currently substantial uncertainty in our business, particularly as it relates to our relationship with Sinovel, our ability to raise additional funds and complete the planned acquisition of The Switch, and our restatement of our financial statements for the second and third quarters of fiscal 2010. All of these factors make it difficult to evaluate our business and future prospects. In addition, our operating results historically have been difficult to predict and have at times fluctuated from quarter to quarter due to a variety of factors, many of which are outside of our control. As a result of all of these factors, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or any securities analysts that follow our company in any period, the trading price of our common stock would likely decline.
     Our operating expenses do not always vary directly with revenue and may be difficult to adjust in the short term. As a result, if revenue for a particular quarter is below our expectations, we may not be able to proportionately reduce operating expenses for that quarter, and therefore such a revenue shortfall would have a disproportionate effect on our operating results for that quarter.
If we fail to complete the planned acquisition of The Switch, our operating results and financial condition could be harmed and the price of our common stock could decline.
     On March 12, 2011, we entered into a Share Purchase Agreement with the shareholders of The Switch, which we amended on June 29, 2011. We cannot assure you that the closing conditions for the completion of the planned acquisition of The Switch will be satisfied or waived. In connection with closing the planned acquisition of The Switch, we will be subject to several risks, including the following:
•	the occurrence of any effect, event, development or change that could give rise to the termination of the Share Purchase Agreement;

•	the inability to complete the planned acquisition of The Switch due to the failure to satisfy closing conditions; and

•	our failure to obtain the necessary financing arrangements required to complete the planned acquisition of The Switch, and the amount of the costs, fees, expenses and charges related to the actual terms of any such financing.
     If we fail to complete the planned acquisition of The Switch, our operating results and financial condition could be harmed and the price of our common stock could decline.
Completion of the planned acquisition of The Switch could present certain risks.
     If we consummate the acquisition of The Switch, we will be subject to several risks, including the following:

•	revenues of The Switch are highly dependent on one customer, Goldwind Science & Technology Co., Ltd., which represented approximately 87% of the total revenue of The Switch for the year ended December 31, 2010;

•	substantially all of the revenues of The Switch are derived from customers located in China, which customers represented approximately 93% of the total revenue of The Switch for the year ended December 31, 2010;

•	if we incur debt to finance the planned acquisition of The Switch, we will be required to make significant interest and principal payments to service the indebtedness;

•	mistaken assumptions about volumes, revenue and costs, including synergies;

•	the risk that The Switch’s current plans and operations will be disrupted, which may make it difficult to retain its employees; and

•	the risk that we will not be able to effectively integrate the operations of The Switch and, as a result, we may not realize the synergies from the planned acquisition of The Switch that we planned.
     Furthermore, the planned acquisition of The Switch could expose us to additional unknown and contingent liabilities. We have performed a certain level of diligence in connection with the planned acquisition of The Switch and have attempted to verify the representations made by The Switch, but there may be unknown and contingent liabilities related to The Switch of which we are unaware.
     There is a risk that we could ultimately be liable for unknown obligations relating to The Switch for which indemnification is not available. In addition, any disruption arising from the planned acquisition of The Switch may make it more difficult for us to maintain relationships with our customers, employees or suppliers.
     Finally, the planned acquisition of The Switch may not be accretive to our earnings and may negatively impact our results of operations as a result of, among other things, the incurrence of debt, write-offs of goodwill and amortization expenses of other intangible assets.
     Any of these events could adversely affect our operating results and financial condition and could lower the price of our common stock.
Adverse changes in domestic and global economic conditions could adversely affect our operating results.
     We have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. The state of both the domestic and global economies is uncertain due to the difficulty in obtaining credit, weak economic recovery, and financial market volatility. If credit continues to be difficult to obtain, some customers may delay or reduce purchases. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies, increased accounts receivable and inventory write-offs and increased price competition. Any of these events would likely harm our business, results of operations and financial condition.
Changes in exchange rates could adversely affect our results from operations.
     Currency exchange rate fluctuations could have an adverse effect on our revenues and results of operations, and we could experience losses with respect to hedging activities. In fiscal 2010, 93% of our revenues were recognized from sales outside the United States. Unfavorable currency fluctuations could require us to increase prices to foreign customers, which could result in lower revenues from such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be adversely affected. In addition, most sales made by our foreign subsidiaries are denominated in the currency of the country in which these products are sold, and the currency they receive in payment for such sales could be less valuable at the time of receipt as a result of exchange rate fluctuations. From time to time, we enter into derivative instruments, including forward foreign exchange contracts and currency options to reduce currency exposure arising from intercompany sales of inventory and exposures arising from the sale of products denominated in one currency while costs are denominated in another. However, we cannot be certain that our efforts will be adequate to protect us against significant currency fluctuations or that such efforts will not expose us to additional exchange rate risks.

We have identified material weaknesses in our internal control over financial reporting and if we fail to remediate these weaknesses and maintain proper and effective internal controls over financial reporting, our ability to produce accurate and timely financial statements could be impaired and may lead investors and other users to lose confidence in our financial data.
     Maintaining effective internal controls over financial reporting is necessary for us to produce reliable financial statements. In evaluating the effectiveness of our internal controls over financial reporting as of March 31, 2011, management concluded that there were material weaknesses in internal control over financial reporting related to our revenues and accounts receivable balances as fees were not fixed or determinable or collectability was not reasonably assured at the time revenue was recognized, and outstanding accounts receivable balances were uncollectable. The specific material weaknesses are:
•	we did not maintain adequately designed controls to ensure accurate recognition of revenue in accordance with GAAP. Specifically, controls were not effective to ensure that deviations from contractually established payment terms were identified, communicated and authorized;

•	we did not maintain adequate controls to ensure proper monitoring and evaluation of customer creditworthiness, including the collectability of amounts due from customers and appropriate revenue recognition;

•	we did not maintain a sufficient complement of personnel involved with business in our foreign locations with the appropriate level of knowledge, experience and training in the application of GAAP to ensure revenue transactions were appropriately reflected in the financial statements based on the terms and conditions of the sales contracts; and

•	we did not establish and maintain, procedures to ensure proper oversight and review, by senior management, of customer relationships to ensure appropriate communication of relevant considerations to determine accounting judgments with respect to revenue recognition.
     The errors related to control deficiencies led the audit committee of our board of directors to conclude that the financial statements contained in our Quarterly Reports on Form 10-Q for the fiscal quarters ended September 30, 2010 and December 31, 2010 should no longer be relied upon. Specifically, we determined that at the time of certain product shipments to certain of our customers in China during the second and third quarters of the fiscal year ended March 31, 2011, the fees related to the shipments in some cases were not fixed or determinable or collectability was not reasonably assured. As a result, we restated our financial statements for the fiscal quarters ended September 30, 2010 and December 31, 2010 and were delayed in filing our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
     Although our restated financial statements have been filed with the SEC, we are in the process of remediating the material weaknesses identified above by, among other things, establishing formal, written policies and procedures governing the customer credit process, improving procedures to ensure the proper review and documentation of customer creditworthiness, establishing a new worldwide revenue manager position in finance with GAAP experience to ensure accuracy of revenue recognition, improving procedures to ensure the proper communication, approval and accounting review of deviations from sales contracts and providing additional and on-going training to product managers and others involved in negotiating contractual arrangements and accounting for revenue transactions, in order to heighten awareness of revenue recognition concepts under GAAP. We do not know the specific time frame needed to fully remediate the material weaknesses identified. If we fail to remediate these material weaknesses or fail to otherwise maintain effective controls over financial reporting in the future, we might not be able to prevent or detect on a timely basis a material misstatement of our financial statements, which could cause investors and other users to lose confidence in our financial data.
If we fail to implement our business strategy successfully, our financial performance could be harmed.
     Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. Our business strategy envisions several initiatives, including driving revenue growth and enhancing operating results by increasing customer adoption of our products by targeting high-growth segments with commercial products, pursuing overseas markets, anticipating customer needs in the development of system-level solutions, strengthening our technology leadership while lowering cost and pursuing targeted strategic acquisitions and alliances such as the planned acquisition of The Switch. We may not be able to implement our business strategy successfully or achieve the anticipated benefits of our business plan. If we are unable to do so, our long-term growth and profitability may be adversely affected. Even if we are able to implement some or all of the initiatives of our business plan successfully, our operating results may not improve to the extent we anticipate, or at all. Our ability to address the disruption in our relationship with Sinovel or implement our business strategy could also be affected by a number of factors beyond our control, such as increased competition, legal developments, government regulation, general economic conditions or increased operating costs or expenses. In addition, to the extent we have misjudged the nature and extent of industry trends or our competition, we may have difficulty in achieving our strategic objectives. Any failure to implement our business strategy successfully may adversely affect our business, financial condition and results of operations. In addition, we may decide to alter or discontinue certain aspects of our business strategy at any time.
     This risk is magnified by the current substantial uncertainty in our business, particularly as it relates to the pending arbitration and civil and potential criminal proceedings with Sinovel, our ability to raise additional funds and close the planned acquisition of The Switch, the remediation of the material weaknesses identified in our internal controls and our recent restatement of our financial statements, all of which is diverting management’s attention from operating our business. Management has and is continuing to invest considerable time addressing these issues, which has been a substantial diversion of management’s time and attention and could lead to disruptions in operations and delay in the implementation of our strategy, all of which could negatively impact our business and results of operations.
We may not realize all of the sales expected from our backlog of orders and contracts.
     Although we have generally reported significant backlog, we cannot assure you that we will realize the revenue we expect to generate from this backlog in the periods we expect to realize such revenue, or at all. For example, on March 31, 2011, Sinovel refused to accept contracted shipments of 1.5 MW and 3 MW wind turbine core electrical components and spare parts that we were prepared to deliver. We have outstanding payments due from Sinovel for products and services delivered, not including value added taxes, of $62.0 million which have not yet been reported as revenue or accounts receivable. We have initiated arbitration and civil proceedings against Sinovel and we have submitted evidence of criminal acts by Sinovel to the Chinese authorities in order to initiate criminal proceedings. For more information about these legal proceedings, see Part I, Item 3, “Legal Proceedings.” As a result, Sinovel may not accept any further shipments or pay for any past shipments.
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
     Although we strive to maintain ongoing relationships with our customers, there is an ongoing risk that they may cancel orders or reschedule orders due to fluctuations in their business needs or purchasing budgets.
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
     The markets for our products are intensely competitive and many of our competitors have substantially greater financial resources, research and development, manufacturing and marketing capabilities than we do. In addition, as our target markets develop, other large industrial companies may enter these fields and compete with us.
     Our Wind business faces competition for the supply of wind turbine engineering design services from design engineering firms such as Garrad Hassan, and from licensors of wind turbine systems such as Aerodyn, AventisEnergy and Fuhrlander.

     Our Wind business also faces competition from companies offering power electronic converters for use in applications for which we expect to sell our PowerModule products. These companies include ABB, Inverpower, SatCon, Semikron and Xantrex (a subsidiary of Schneider Electric).
     Finally, our Wind business faces competition from companies offering wind turbine electrical system components, including ABB, Converteam, Guotong Electric, Ingeteam, Mita-Teknik, Woodward and Xantrex. We also face indirect competition in the wind energy market from manufacturers of wind energy systems, such as Gamesa, General Electric, Suzlon and Vestas.
     Our Grid business faces competition from companies offering FACTS systems similar to our D-VAR and SVC solutions. These include SVCs from ABB, Alstrom, AREVA, Mitsubishi Electric and Siemens; adaptive VAR compensators and STATCOMs produced by S&C Electric; dynamic voltage restorers (“DVRs”) produced by companies such as ABB and S&C Electric; and flywheels and battery-based UPS systems offered by various companies around the world.
     Our Grid business also faces competition both from vendors of traditional wires made from materials such as copper and from companies who are developing HTS wires.
     Finally, our Grid business faces competition for our Amperium wire from a number of companies in the United States and abroad who are developing 2G HTS wire technology. These include Innova, MetOx, Superconductor Technologies and Superpower (a subsidiary of Royal Philips Electronics) in the United States; Fujikura, Furukawa, Showa and Sumitomo in Japan; SuNAM in South Korea; and Bruker, evico GmbH and Nexans in Europe. Certain companies, including evico GmbH, Furukawa, Nexans, Showa and Sumitomo Electric, have been focusing their research programs more recently on the development of 2G HTS wire made by the same or similar processes we have chosen to use to manufacture our Amperium wire.
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
     Hiring and retaining good personnel for our business is challenging, and highly qualified technical personnel are likely to remain a limited resource for the foreseeable future despite current economic conditions and high unemployment levels. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to provide higher compensation or more training to our personnel than we currently anticipate. Moreover, any officer or employee can terminate his or her relationship with us at any time.
     From April 1, 2011 through the date of this filing, including the restructuring plan we announced in August 2011, we have reduced our global workforce by approximately 30% in order to reorganize our global operations, streamline various functions of the business, and reduce our global workforce to match the demand for our products. Employee retention may be a particularly challenging issue following reductions in workforce and organizational changes since we also must continue to motivate employees and keep them focused on our strategies and goals, which may be particularly difficult. If we lose the services of any key personnel, our business, results of operations and financial condition could be materially adversely affected.
We may acquire additional complementary businesses or technologies, which may require us to incur substantial costs for which we may never realize the anticipated benefits.
     Our prior acquisitions required substantial integration and management efforts and we expect the planned acquisition of The Switch to require similar efforts. As a result of any acquisition we pursue, management’s attention and resources may be diverted from our other businesses. An acquisition may also involve the payment of a significant purchase price, which could reduce our cash position or dilute our stockholders, and require significant transaction-related expenses.
     Achieving the benefits of any acquisition involves additional risks, including:
•	difficulty assimilating acquired operations, technologies and personnel;

•	inability to retain management and other key personnel of the acquired business;

•	changes in management or other key personnel that may harm relationships with the acquired business’s customers and employees;

•	unforeseen liabilities of the acquired business;

•	diversion of management’s and employees’ attention from other business matters as a result of the integration process;

•	mistaken assumptions about volumes, revenue and costs, including synergies;

•	limitations on rights to indemnity from the seller;

•	mistaken assumptions about the overall costs of equity or debt used to finance the acquisition; and

•	unforeseen difficulties operating in new product areas, with new customers, or in new geographic areas.
     We cannot assure you that we will realize any of the anticipated benefits of any acquisition, including without limitation, the planned acquisition of The Switch, and if we fail to realize these anticipated benefits, our operating performance could suffer.
Our international operations are subject to risks that we do not face in the United States, which could have an adverse effect on our operating results.
     In recent years, a substantial majority of our consolidated revenues were recognized from customers outside of the United States. For example, 93% of our revenues in fiscal 2010 and 87% of our revenues in fiscal 2009 were recognized from sales outside the United States. Our international operations are subject to a variety of risks that we do not face in the United States, including:
•	potentially longer payment cycles for sales in foreign countries and difficulties in collecting accounts receivable, particularly from customers in China;

•	difficulties in staffing and managing our foreign offices and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	additional withholding taxes or other taxes on our foreign income and repatriated cash, and tariffs or other restrictions on foreign trade or investment, including export duties and quotas, trade and employment restrictions;

•	imposition of, or unexpected adverse changes in, foreign laws or regulatory requirements;

•	increased exposure to foreign currency exchange rate risk;

•	reduced protection for intellectual property rights in some countries; and

•	political unrest, war or acts of terrorism.
     Our overall success in international markets depends, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions. We may not be successful in developing and implementing policies and strategies that will be effective in managing these risks in each country where we do business or conduct operations. Our failure to manage these risks successfully could harm our international operations and reduce our international sales, thus lowering our total revenue and reducing or eliminating our profits.

We depend on sales to customers in China, and global conditions could negatively affect our operating results or limit our ability to expand our operations outside of China. Changes in China’s political, social, regulatory and economic environment may affect our financial performance.
     A significant portion of our total revenues has been derived from customers in China and, in particular, from Sinovel. With respect to China, our financial performance may be affected by changes in China’s political, social, regulatory and economic environment. For example, new grid standards are being proposed in China to include a requirement for low-voltage ride through (“LVRT”) capability in wind turbines. Until these standards are finalized, the Chinese wind market will be subject to substantial uncertainty, which may cause our customers to delay or cancel orders.
          The role of the Chinese central and local governments in the Chinese economy is significant. For example, the economy of the People’s Republic of China differs from the economies of most developed countries in many respects, including the:
•	higher level of government involvement;

•	early stage of development of the market-oriented sector of the economy;

•	rapid growth rate;

•	higher level of control over foreign exchange; and

•	government influence over the allocation of resources.
     Chinese policies toward economic liberalization, and laws and policies affecting foreign companies, currency exchange rates and other matters could change, resulting in greater restrictions on our ability to do business in China. Any imposition of surcharges or any increase in Chinese tax rates could hurt our operating results. The Chinese government could revoke, terminate or suspend our license for national security and similar reasons without compensation to us. If the government of China were to take any of these actions, we would be prevented from conducting all or part of our business. Any failure on our part to comply with governmental regulations could result in the loss of our ability to market our products in China.
     Further, we may be impacted by issues with managing foreign sales operations including long payment cycles, potential difficulties in accounts receivable collection and, especially from significant customers, fluctuations in the timing and amount of orders and the adverse effect of any of these issues on our business could be increased due to the concentration of our business with a small number of customers. The Chinese government is currently restricting lending from banks to companies in China as a means to fight inflation, resulting in a limitation of access to credit. In addition, we believe that many of our customers in China have high levels of inventory and high accounts payable balances. Problems with collections from, or sales to, any one of those customers could reduce our revenue and harm our financial performance. We intend to mitigate the accounts receivable collection risk in the future by requiring our customers in China either to pay us in cash upon shipment or provide us with a letter of credit or bank guarantee to support their orders from us. However, we might not be successful in these efforts. If these arrangements are not acceptable to our customers, we may lose customers and our business and results of operations would be adversely affected. Operations in foreign countries including China also expose us to risks relating to difficulties in enforcing our proprietary rights, currency fluctuations and adverse or deteriorating economic conditions. If we experience problems with obtaining registrations, compliance with foreign country or applicable U.S. laws, or if we experience difficulties in payments or intellectual property matters in foreign jurisdictions, or if significant political, economic or regulatory changes occur, our results of operations would be adversely affected.
Many of our customer relationships outside of the United States are, either directly or indirectly, with governmental entities, and we could be adversely affected by violations of the United States Foreign Corrupt Practices Act and similar worldwide anti-bribery laws outside the United States.
     The U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Many of our customer relationships outside of the United States are, either directly or indirectly, with governmental entities and are therefore subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances strict compliance with anti-bribery laws may conflict with local customs and practices. Our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our business, results of operations and financial condition.
We rely upon third party suppliers for the components and subassemblies of many of our Wind and Grid products, making us vulnerable to supply shortages and price fluctuations, which could harm our business.
     Many of our components and subassemblies are currently manufactured for us by a limited number of suppliers. Any interruption in the supply of components or subassemblies, or our inability to obtain substitute components or subassemblies from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers, which would have an adverse effect on our business and operating results.
     We are producing certain Wind products in our manufacturing facility in China. In order to minimize costs and time to market, we have and will continue to identify local suppliers that meet our quality standards to produce certain of our subassemblies and components. These efforts may not be successful. In addition, any event which negatively impacts our supply, including, among others, wars, terrorist activities, natural disasters and outbreaks of infectious disease, could delay or suspend shipments of products or the release of new products or could result in the delivery of inferior products. Our revenues from the affected products would decline or we could incur losses until such time as we are able to restore our production processes or put in place alternative contract manufacturers or suppliers. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies.
We are becoming increasingly reliant on contracts that require the issuance of performance bonds.
     While we have been required to provide performance bonds in the form of surety bonds or other forms of security in the past, the size of the bonds was not material. In recent years, we have entered into contracts that require us to post bonds of significant magnitude. In some instances, we may be required to deposit cash in escrow accounts as collateral for these instruments, which is unavailable to us for general use for significant periods of time. Should we be unable to obtain performance bonds in the future, significant future potential revenue could become unavailable to us. Further, should our working capital situation deteriorate, we would not be able to access the escrowed cash to meet working capital requirements.
Problems with product quality or product performance may cause us to incur warranty expenses and may damage our market reputation and prevent us from achieving increased sales and market share.
     Consistent with customary practice in our industry, we warrant our products and/or services to be free from defects in material and workmanship under normal use and service. We generally provide a one to three year warranty on our products, commencing upon installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. The possibility of future product failures or issues related to services we provided could cause us to incur substantial expenses to repair or replace defective products or re-perform such services. Furthermore, widespread product failures may damage our market reputation and reduce our market share and cause sales to decline.
Our success in addressing the wind energy market is dependent on the manufacturers that license our designs.
     Because an important element of our strategy for addressing the wind energy market involves the license of our wind turbine designs to manufacturers of those systems, the financial benefits to us from our products for the wind energy market are dependent on the success of these manufacturers in selling wind turbines based on our designs. We may not be able to enter into marketing or distribution arrangements with third parties on financially acceptable terms, or at all, and third parties may not be successful in selling our products or applications incorporating our products.
Growth of the wind energy market depends largely on the availability and size of government subsidies and economic incentives.
     At present, the cost of wind energy exceeds the cost of conventional power generation in many locations around the world. Various governments have used different policy initiatives to encourage or accelerate the development and adoption of wind energy and other renewable energy sources. Renewable energy policies are in place in the European Union, certain countries in Asia, including China, Japan and South Korea, and many of the states in Australia and the United States. Examples of government- sponsored financial incentives include capital cost rebates, feed-in tariffs, tax credits, net metering and other incentives to end-users, distributors, system integrators and manufacturers of wind energy products to promote the use of wind energy and to reduce dependency on other forms of energy. Governments may decide to reduce or eliminate these economic incentives for political, financial or other reasons. Reductions in, or eliminations of, government subsidies and economic incentives before the wind energy industry reaches a sufficient scale to be cost-effective in a non-subsidized marketplace could reduce demand for our products and adversely affect our business prospects and results of operations.
There are a number of technological challenges that must be successfully addressed before our superconductor products can gain widespread commercial acceptance, and our inability to address such technological challenges could adversely affect our ability to acquire customers for our products.
     Many of our superconductor products are in the early stages of commercialization, while others are still under development. There are a number of technological challenges that we must successfully address to complete our development and commercialization efforts for superconductor products. We also believe that several years of further demonstration in the cable, fault current limiter and motor industries may be necessary before a substantial commercial market could develop. We will also need to improve the performance and reduce the cost of our Amperium wire to expand the number of commercial applications for it. We may be unable to meet such technological challenges or to sufficiently improve the performance and reduce the costs of our Amperium wire. Delays in development, as a result of technological challenges or other factors, may result in the introduction or commercial acceptance of our superconductor products later than anticipated.
We have not manufactured our Amperium wire in commercial quantities, and a failure to manufacture our Amperium wire in commercial quantities at acceptable cost and quality levels would substantially limit our future revenue and profit potential.
     We are developing commercial-scale manufacturing processes for our Amperium wire, which are very different from our 1G HTS wire manufacturing processes and are complex and challenging. In November 2007, we started initial production of our Amperium wire on a new manufacturing line that was designed for an annual capacity of 720,000 meters. However, in order to be able to offer our wire at pricing that we believe will be commercially competitive, we estimate that we will need to increase such capacity to millions of meters annually. We may not be able to manufacture satisfactory commercial quantities of Amperium wire of consistent quality with an acceptable yield and cost. Failure to successfully scale up manufacturing of our Amperium wire would result in a significant limitation of our ability to achieve broad market acceptance of our HTS products and of our future revenue and profit potential.
The commercial uses of superconductor products are limited today, and a widespread commercial market for our products may not develop.
     To date, there has been no widespread commercial use of HTS products. Even if the technological hurdles currently limiting commercial uses of HTS products are overcome, it is uncertain whether a robust commercial market for those new and unproven products will ever develop. To date, many projects to install superconductor cables and products in power grids have been funded or subsidized by the governmental authorities. If this funding is curtailed, grid operators may not continue to use superconductor cables and products in their projects.
     In addition, we believe in-grid demonstrations of superconductor power cables are necessary to convince utilities and power grid operators of the benefits of this technology. Even if a project is funded, completion of projects can be delayed as a result of other factors. For example, a delay in the completion of the development and deployment of our FaultBlocker technology in Manhattan occurred due to a delay in construction by Consolidated Edison of a substation to which the cable system would be connected to.
     It is possible that the market demands we currently anticipate for our Amperium products will not develop and that they will never achieve widespread commercial acceptance. In such event, we would not be able to implement our strategy, and our profits could be reduced or eliminated.
We have limited experience in marketing and selling our superconductor products and system-level solutions, and our failure to effectively market and sell our products and solutions could lower our revenue and cash flow.
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
     We may decide to enter into arrangements with third parties for the marketing or distribution of our products, including arrangements in which our products, such as Amperium wire, are included as a component of a larger product, such as a power cable system or a wind turbine generator. By entering into marketing and sales alliances, the financial benefits to us of commercializing our products are dependent on the efforts of others.
Our contracts with the U.S. government are subject to audit, modification or termination by the U.S. government and include certain other provisions in favor of the government. The continued funding of such contracts remains subject to annual congressional appropriation which, if not approved, could reduce our revenue and lower or eliminate our profit.
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
     Our U.S. government contracts customarily contain other provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts, including provisions that allow the government to:
•	obtain certain rights to the intellectual property that we develop under the contract;

•	decline to award future contracts if actual or apparent organizational conflicts of interest are discovered, or to impose organizational conflict mitigation measures as a condition of eligibility for an award;

•	suspend or debar us from doing business with the government or a specific government agency; and

•	pursue criminal or civil remedies under the False Claims Act, False Statements Act and similar remedy provisions unique to government contracting.
     All of our U.S. government contracts can be terminated by the U.S. government for its convenience. Termination-for-convenience provisions provide only for our recovery of costs incurred or committed, and for settlement of expenses and profit on work completed prior to termination. In addition to the right of the U.S. government to terminate its contracts with us, U.S. government contracts are conditioned upon the continuing approval by the U.S. Congress of the necessary spending to honor such contracts. Congress often appropriates funds for a program on a fiscal-year basis even though contract performance may take more than one year. Consequently, at the beginning of many major governmental programs, contracts often may not be fully funded, and additional monies are then committed to the contract only if, as and when appropriations are made by the U.S. Congress for future fiscal years. We cannot be certain that our U.S. government contracts will not be terminated or suspended in the future. The U.S. government’s termination of, or failure to fully fund, one or more of our contracts would have a negative impact on our operating results and financial condition. Further, in the event that any of our government contracts are terminated for cause, it could affect our ability to obtain future government contracts which could, in turn, seriously harm our ability to develop our technologies and products.
Risks Related to Our Intellectual Property And Legal Matters
We may be unable to adequately prevent disclosure of trade secrets and other proprietary information.
     We rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, contractors, consultants, outside scientific collaborators and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets or independently develop processes or products that are similar or identical to our trade secrets, and courts outside the United States may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.
     For example, based in part upon evidence obtained through an internal investigation and a criminal investigation conducted by Austrian authorities regarding the actions of a former employee of our AMSC Windtec subsidiary, we believe that Sinovel illegally obtained and used our intellectual property in violation of civil and criminal intellectual property laws. In July 2011, the former employee was arrested in Austria and is currently awaiting trial on charges of economic espionage and fraudulent manipulation of data. On September 13, 2011, we commenced a series of legal actions in China against Sinovel and other parties alleging the illegal use of our intellectual property. We cannot provide any assurance as to the outcome of these legal actions. This or future litigation with Sinovel could result in substantial costs and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition. In addition, such proceedings may make it more difficult to finance our operations. If we are unsuccessful in this litigation and fail to maintain adequate protection of this intellectual property, our competitive business position would be adversely affected. For more information about these legal proceedings, see Part I, Item 3, “Legal Proceedings.”
We have filed a demand for arbitration and other lawsuits against our former largest customer, Sinovel, regarding amounts we contend are due and owing and are in dispute. We cannot be certain as to the outcome of these proceedings.
     On March 31, 2011, Sinovel refused to accept contracted scheduled shipments with a revenue value of approximately $65.2 million. In addition, as of March 31, 2011, we had approximately $62.0 million of receivables (excluding value added tax) outstanding from Sinovel. We have not received payment from Sinovel for these outstanding receivables that are now past due, nor have we been notified as to when, if ever, they will accept contracted shipments that were scheduled for delivery after March 31, 2011. No payment has been received from Sinovel since early March 2011. Because Sinovel did not give us notice that it intended to delay deliveries as required under the contracts, we believe that these actions constitute material breaches of our contracts. Additionally, we believe that Sinovel illegally obtained and used our intellectual property in violation of civil and criminal intellectual property laws.
     On September 13, 2011, we filed a claim for arbitration against Sinovel in Beijing, China to compel Sinovel to pay us for past product shipments and to accept all contracted but not yet delivered core electrical components and spare parts under all existing contracts with us. In addition, we have filed or are in the process of filing civil and criminal complaints in China against Sinovel alleging the illegal use of our intellectual property. For more information about these legal proceedings, see Part I, Item 3, “Legal Proceedings.”
     We cannot provide any assurance as to the outcome of these legal actions or that, if we prevail, we ultimately will be able to collect any amounts awarded. Sinovel may bring claims against us alleging that our conduct has damaged it. As the legal proceedings continue, we and Sinovel may identify additional amounts in dispute. These legal proceedings could result in the incurrence of significant legal and related expenses, which may not be recoverable depending on the outcome of the litigation. An award by the arbitration panel or court in favor of Sinovel and/or the incurrence of significant legal fees which are not recoverable could adversely impact our operating results.
We have been named as a party to purported stockholder class actions and stockholder derivative complaints, and we may be named in additional litigation, all of which will require significant management time and attention, result in significant legal expenses and may result in an unfavorable outcome, which could have a material adverse effect on our business, operating results and financial condition.
     A number of purported class action lawsuits have been filed against us on behalf of certain purchasers of our common stock. The complaints generally include allegations that we violated federal securities laws by, among other things, knowingly making materially false and misleading statements and omitting important facts regarding our dealings with Sinovel, thereby artificially inflating the price of our common stock. The complaints seek monetary damages, costs, attorney’s fees and other equitable and injunctive relief. Securities class action suits and derivative suits are often brought against companies following periods of volatility in the market price of their securities. In addition, stockholder derivative actions have been initiated against us and certain of our directors and officers. These complaints purport to seek relief on behalf of the company to remedy alleged breaches of fiduciary duty and other misconduct by the defendants.
     We intend to defend these lawsuits vigorously. We cannot assure you, however, that we will be successful. Also, our insurance coverage may be insufficient, our assets may be insufficient to cover any amounts that exceed our insurance coverage, and we may have to pay damage awards or otherwise may enter into settlement arrangements in connection with such claims. Any such payments or settlement arrangements in this current litigation or any future litigation could have material adverse effects on our business, operating results or financial condition. Even if the plaintiffs’ claims are not successful, this or future litigation could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition. In addition, such lawsuits may make it more difficult to finance our operations.
Our technology and products could infringe intellectual property rights of others, which may require costly litigation and, if we are not successful, could cause us to pay substantial damages and disrupt our business.
     In recent years, there has been significant litigation involving patents and other intellectual property rights in many technology-related industries. There may be patents or patent applications in the United States or other countries that are pertinent to our products or business of which we are not aware. The technology that we incorporate into and use to develop and manufacture our current and future products, including the technologies we license, may be subject to claims that they infringe the patents or proprietary rights of others. The success of our business will also depend on our ability to develop new technologies without infringing or misappropriating the proprietary rights of others. Third parties may allege that we infringe patents, trademarks or copyrights, or that we misappropriated trade secrets. These allegations could result in significant costs and diversion of the attention of management. If a successful claim were brought against us and we are found to infringe a third party’s intellectual property rights, we could be required to pay substantial damages, including treble damages if it is determined that we have willfully infringed such rights, or be enjoined from using the technology deemed to be infringing or using, making or selling products deemed to be infringing. If we have supplied infringing products or technology to third parties, we may be obligated to indemnify these third parties for damages they may be required to pay to the patent holder and for any losses they may sustain as a result of the infringement. In addition, we may need to attempt to license the intellectual property right from such third party or spend time and money to design around or avoid the intellectual property. Any such license may not be available on reasonable terms, or at all. An adverse determination may subject us to significant liabilities and/or disrupt our business.
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
Third parties have or may acquire patents that cover the materials, processes and technologies we use or may use in the future to manufacture our Amperium products, and our success depends on our ability to license such patents or other proprietary rights.
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

Risks Related to Owning Our Common Stock
Our common stock has experienced, and may continue to experience, significant market price and volume fluctuations, which may prevent our stockholders from selling our common stock at a profit and could lead to costly litigation against us that could divert our management’s attention.
     The market price of our common stock has historically experienced significant volatility and may continue to experience such volatility in the future. Factors such as our financial performance, technological achievements by us and our competitors, the establishment of development or strategic relationships with other companies, strategic acquisitions such as the planned acquisition of The Switch, new customer orders and contracts, our exposure to, and the disruption in our relationship with Sinovel, and our introduction of commercial products may have a significant effect on the market price of our common stock. For example, after we announced on April 5, 2011 that our largest customer, Sinovel, had refused shipments on March 31, 2011, our stock price dropped significantly. In addition, the stock market in general, and the stock of high technology companies in particular, have in recent years experienced extreme price and volume fluctuations, which are often unrelated to the performance or condition of particular companies. Such broad market fluctuations could adversely affect the market price of our common stock. Due to these factors, the price of our common stock may decline and investors may be unable to resell their shares of our common stock for a profit. Following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. Currently a number of purported class action lawsuits have been filed against us on behalf of certain purchasers of our common stock, which we are prepared to rigorously defend. If we become subject to additional litigation of this kind in the future, it could result in additional substantial litigation costs, a damages award against us and the further diversion of our management’s attention.
ITEM 6. EXHIBITS
     See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by this reference.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SUPERCONDUCTOR CORPORATION
Date: September 23, 2011	By:	/s/ David A. Henry
David A. Henry
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
†10.1	Purchase Contract No. HCG1.5MW-10016-01, effective as of May 12, 2010, between Sinovel Wind Group Co., Ltd. and Suzhou AMSC Superconductor Co., Ltd (1)

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer—Certification pursuant to Rule13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Definition Linkbase Document.**

(1)	Incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K/A filed with the Commission on September 15, 2010 (Commission file No. 000-19672).

†	Confidential treatment previously requested and granted with respect to certain portions, which portions were omitted and filed separately with the Commission.

**	submitted electronically herewith
Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Income for the three and six months ended September 30, 2010 (restated) and 2009, (ii) Unaudited Condensed Consolidated Balance Sheets at September 30, 2010 (restated) and March 31, 2010, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2010 (restated) and 2009, (iv) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended September 30, 2010 (restated) and 2009 and (v) Notes to Condensed Consolidated Financial Statements.
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q/A is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.