Form 10-Q/A
period 2010-12-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2011-09-23
CIK 880807

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

AMERICAN SUPERCONDUCTOR CORPORATION
FORM 10-Q/A
EXPLANATORY NOTE
     This Amendment No. 1 to the American Superconductor Corporation (the “Company”) Quarterly Report on Form 10-Q (“Form 10-Q/A”) amends our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010, which was filed on February 3, 2011 (“Original Form 10-Q”). This Form 10-Q/A includes restated unaudited condensed consolidated financial statements, related notes, key financial data and management’s discussion and analysis of the Company for the three and nine months ended December 31, 2010 in order to correct certain accounting errors. The Company is concurrently filing an amended Form 10-Q with the Securities and Exchange Commission (the “SEC”) with respect to the three and six months ended September 30, 2010, to restate its unaudited condensed consolidated financial statements, related notes, key financial data and management’s discussion and analysis of financial condition to correct accounting errors in those periods. Further, the Company is filing its Annual Report on Form 10-K for the fiscal year ended March 31, 2011 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 after the SEC’s due date for such filings. Readers are strongly urged to read this Form 10-Q/A, the amended Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, the Annual Report on Form 10-K for the fiscal year ended March 31, 2011 and the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 together for a more complete understanding of the Company’s financial condition.
     The Company amended its Quarterly Reports on Form 10-Q and delayed filing the Annual Report on Form 10-K as a result of its determination that revenues were incorrectly recorded during the periods covered by those reports. Specifically, the Company determined that at the time of product shipment to certain of its customers in China during the second and third quarters of the Company’s fiscal year ended March 31, 2011, the fees related to the shipments were not fixed or determinable or collectability was not reasonably assured. As a result, the Company should have recognized the revenues related to those shipments on a cash basis of accounting with cash applied first against accounts receivable balances, as in the case of Sinovel as of September 30, 2010, then costs of shipments (inventory and value added taxes) before recognizing any gross margin. The Company has restated the applicable revenues, cost of goods sold, inventory, accounts receivable and other accounts during the periods affected. Included in the restatement adjustments for the three months ended December 31, 2010, is an increase in the provision for excess and obsolete inventory of $2.1 million and a write-off of certain prepaid value added taxes of $0.1 million that relate to amounts due from certain of its customers in China which the Company determined to be unrecoverable as of December 31, 2010.
     In addition, the Company determined that the achievement of certain Company performance measures was not probable to occur as of December 31, 2010 with revenue for certain customers now being recorded on a cash basis. The Company recorded an adjustment to reduce its bonus accrual, recorded in accrued expenses, and cost and operating expenses by $1.4 million and stock-based compensation expenses by $1.2 million related to performance-based stock awards. The Company also recorded an adjustment of $0.6 million to increase property, plant and equipment and accrued expenses related to the implementation of the Company’s new enterprise resource planning system.
     The restatement adjustments had the following impact on the Company’s financial statements for the three and nine months ended December 31, 2010:
•	decreased revenues by $82.6 million and $86.1 million, respectively,

•	decreased net income by $34.2 million and $36.3 million, respectively,

•	decreased basic and diluted net income per share by $0.71 and $0.78, respectively,

•	decreased total assets by $67.3 million, including;
•	decreased accounts receivable by $95.1 million,

•	increased inventory by $36.8 million,

•	increased prepaid expenses and other current assets by $5.8 million

•	increased current and long-term deferred tax assets by $3.8 million,

•	increased property, plant and equipment by $0.6 million, and

•	decreased other long-term assets by $19.2 million,
•	decreased total liabilities by $29.5 million, including;

•	decreased accounts payable and accrued expenses by $2.6 million, and

•	decreased current and long-term deferred revenue by $26.9 million.
•	decreased total stockholders’ equity by $37.8 million as of December 31, 2010.
     The accounting errors and their impact to the unaudited condensed consolidated financial statements are more fully described in Note 2, “Restatement,” of the notes to unaudited condensed consolidated financial statements included in Item 1 of this amended Quarterly Report on Form 10-Q.
     The restatement adjustments had the following impact on the Company’s financial statements for the three and six months ended September 30, 2010:
•	decreased revenues by $3.5 million,

•	decreased net income by $2.1 million,

•	decreased basic and diluted net income per share by $0.05,

•	decreased total assets by $0.4 million including:
•	decreased accounts receivable by $3.5 million,

•	increased inventory by $0.8 million,

•	decreased prepaid expenses and other current assets by $0.2 million,

•	increased deferred tax assets by $0.7 million, and

•	increased property, plant and equipment by $1.8 million
•	increased total liabilities by $1.8 million, and

•	decreased total stockholders’ equity by $2.2 million as of September 30, 2010.
     The accounting errors and their impact to the unaudited condensed consolidated financial statements are more fully described in Note 2, “Restatement,” of the notes to unaudited condensed consolidated financial statements included in Item 1 of the amended Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010.
     The Company recorded $155.3 million of charges in the fourth quarter of the fiscal year ended March 31, 2011. The details of the charges and their impact on the consolidated financial statements are more described in Note 15, “Subsequent Events,” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

     This Form 10-Q/A continues to reflect circumstances as of the date of the Original Form 10-Q for the quarter ended December 31, 2010 and we have not updated the disclosures contained herein to reflect events that occurred at a later date, except for items related to the restatement or where otherwise indicated.

AMERICAN SUPERCONDUCTOR CORPORATION
INDEX

Page No.
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements	6
Unaudited Condensed Consolidated Balance Sheets as of December 31, 2010 (restated) and March 31, 2010	6
Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2010 (restated) and 2009	7
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended December 31, 2010 (restated) and 2009	8
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2010 (restated) and 2009	9
Notes to Unaudited Condensed Consolidated Financial Statements	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures About Market Risk	39
Item 4. Controls and Procedures	40
PART II—OTHER INFORMATION
Item 1. Legal Proceedings	42
Item 1A. Risk Factors	44
Item 6. Exhibits	57
Signature	58
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

AMERICAN SUPERCONDUCTOR CORPORATION
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,	March 31,
	2010	2010
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$169,021	$87,594
Marketable securities	73,910	54,469
Accounts receivable, net	26,271	57,290
Inventory	77,644	35,858
Prepaid expenses and other current assets	42,053	20,294
Restricted cash	5,433	5,713
Deferred tax assets	6,294	1,776

Total current assets	400,626	262,994

Property, plant and equipment, net	89,698	64,315
Goodwill	46,436	36,696
Intangibles, net	7,546	7,770
Marketable securities	12,161	7,342
Deferred tax assets	5,587	3,043
Other assets	11,042	18,024

Total assets	$573,096	$400,184

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$93,167	$84,319
Deferred revenue	11,449	19,970
Deferred tax liabilities	2,653	471

Total current liabilities	107,269	104,760

Deferred revenue	1,830	13,302
Deferred tax liabilities	1,446	777
Other	429	380

Total liabilities	110,974	119,219

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock	507	448
Additional paid-in capital	881,900	698,417
Accumulated other comprehensive loss	(8,246)	(7,011)
Accumulated deficit	(412,039)	(410,889)

Total stockholders’ equity	462,122	280,965

Total liabilities and stockholders’ equity	$573,096	$400,184

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three months ended		Nine months ended
	December 31,		December 31,
	2010	2009	2010	2009
	(Restated)		(Restated)
Revenues	$31,570	$80,659	$226,853	$228,331

Cost and operating expenses:
Cost of revenues	31,528	50,444	149,167	146,498
Research and development	8,417	6,421	23,610	16,365
Selling, general and administrative	14,192	12,881	46,724	36,478
Amortization of acquisition related intangibles	393	473	1,154	1,378
Restructuring and impairments	—	—	—	451

Total cost and operating expenses	54,530	70,219	220,655	201,170

Operating (loss) income	(22,960)	10,440	6,198	27,161

Interest income, net	171	195	549	628
Other income (expense), net	2,136	193	4,745	(2,654)

(Loss) income before income tax expense	(20,653)	10,828	11,492	25,135

Income tax (benefit) expense	(2,495)	5,649	12,642	13,824

Net (loss) income	$(18,158)	$5,179	$(1,150)	$11,311

Net (loss) income per common share
Basic	$(0.38)	$0.12	$(0.02)	$0.26

Diluted	$(0.38)	$0.11	$(0.02)	$0.25

Weighted average number of common shares outstanding
Basic	48,068	44,623	46,017	44,222

Diluted	48,068	45,566	46,017	45,072

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Three months ended		Nine months ended
	December 31,		December 31,
	2010	2009	2010	2009
	(Restated)		(Restated)
Net (loss) income	$(18,158)	$5,179	$(1,150)	$11,311

Other comprehensive (loss) income, net of tax:
Foreign currency translation	(5,386)	(2,275)	(1,215)	5,030
Unrealized (losses) gains on cash flow hedges	(1,243)	—	76	—
Unrealized losses on investments	(42)	(9)	(96)	(118)

Total other comprehensive income (loss), net of tax	(6,671)	(2,284)	(1,235)	4,912

Comprehensive (loss) income	$(24,829)	$2,895	$(2,385)	$16,223

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	December 31,
	2010	2009
	(Restated)
Cash flows from operating activities:
Net (loss) income	$(1,150)	$11,311
Adjustments to reconcile net (loss) income to net cash used in operations:
Depreciation and amortization	7,990	7,158
Stock-based compensation expense	10,073	10,440
Stock-based compensation expense—non-employee	238	91
Provision for excess and obsolete inventory	2,667	—
Allowance for doubtful accounts	25	260
Write-off of prepaid value added taxes	550	—
Deferred income taxes	(3,902)	(1,608)
Other non-cash items	2,025	745
Changes in operating asset and liability accounts:
Accounts receivable	40,431	(27,495)
Inventory	(42,934)	(728)
Prepaid expenses and other current assets	(16,973)	(8,518)
Accounts payable and accrued expenses	4,945	3,325
Deferred revenue	(20,027)	3,882

Net cash used in operating activities	(16,042)	(1,137)

Cash flows from investing activities:
Purchase of property, plant and equipment	(30,689)	(8,232)
Purchase of marketable securities	(71,763)	(68,096)
Proceeds from the maturity of marketable securities	47,462	40,638
Change in restricted cash	250	1,645
Purchase of intangible assets	(2,001)	(1,360)
Purchase of minority investment	(8,000)	(848)
Change in other assets	(30)	(31)

Net cash used in investing activities	(64,771)	(36,284)

Cash flows from financing activities:
Proceeds from public equity offering, net	155,240	—
Proceeds from exercise of employee stock options and ESPP	7,350	6,048

Net cash provided by financing activities	162,590	6,048

Effect of exchange rate changes on cash and cash equivalents	(351)	1,082

Net (decrease) increase in cash and cash equivalents	81,427	(30,291)

Cash and cash equivalents at beginning of period	87,594	70,674

Cash and cash equivalents at end of period	$169,021	$40,383

Supplemental schedule of cash flow information:
Non-cash contingent consideration in connection with acquisitions	$10,004	$10,828
Cash paid for income taxes	13,660	5,870
Non-cash issuance of common stock	637	1,610
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
2. Restatement
     On March 31, 2011, Sinovel Wind Group Co., Ltd. (“Sinovel”), a manufacturer of wind energy systems in China and the Company’s largest customer, refused to accept scheduled shipments from the Company. This action, combined with aging receivables from Sinovel and certain of its other customers in China, prompted the Company to re-evaluate its previous accounting judgments around revenue recognition, accounts receivable and the effectiveness of its internal control over financial reporting. This re-evaluation included an internal review of documents and interviews with management and other personnel with the assistance of external counsel. As a result, the Company determined that revenues and accounts receivable were incorrectly recorded in the quarterly period ended September 30, 2010 for certain of its customers in China, not including Sinvoel, as the fee for shipments of products to these customers was not fixed or determinable or collectability was not reasonably assured at the time of shipment. Further, as a result of aging receivables and other negative events surrounding the customer relationship, the Company concluded that revenue related to shipments to Sinovel in the quarterly period ended December 31, 2010 was incorrectly recorded since collectability was not reasonably assured at the time of shipment. For Sinovel and certain other customers in China, the Company has restated revenues based on a cash basis of accounting with cash applied first against accounts receivable balances, as in the case of Sinovel as of September 30, 2010, then costs of shipments (inventory and value added taxes) before recognizing any gross margin. The Company had previously recognized revenues in the quarters ended September 30, 2010 and December 31, 2010 based on the receipt of shipments by these customers but prior to the Company’s receipt of payment for such shipments.
     Accordingly, the Company’s unaudited condensed consolidated financial statements for the three and nine months ended December 31, 2010 have been restated to reflect restatement adjustments to record revenues on a cash basis for these certain customers in China as well as the related effects to accounts receivable, inventory, deferred taxes, stockholders’ equity, cost of revenues, operating expenses, income taxes and other accounts on the unaudited condensed consolidated financial statements. The restatement adjustments decreased revenues by $82.6 million and $86.1 million, decreased net income by $34.2 million and $36.3 million, decreased basic and diluted net income per share by $0.71 and $0.78 for the three and nine months ended December 31, 2010, respectively. The restatement adjustments decreased total assets by $67.3 million, decreased total liabilities by $29.5 million, and decreased total stockholders’ equity by $37.8 million as of December 31, 2010.
     Included in the restatement adjustments for the three months ended December 31, 2010, is an increase in the provision for excess and obsolete inventory of $2.1 million and a write-off of certain prepaid value added taxes of $0.1 million that relate to amounts due from certain of its customers in China which the Company determined were not recoverable as of December 31, 2010. In addition, the Company determined that the achievement of certain Company performance measures were not probable to occur as of December 31, 2010 with revenue for certain customers now being recorded on a cash basis. The Company recorded an adjustment to reduce its bonus accrual, recorded in accrued expenses, and cost and operating expenses by $1.4 million and stock-based compensation expenses by $1.2 million related to performance-based stock awards. The Company also recorded an adjustment of $0.6 million to increase property, plant and equipment and accrued expenses related to the implementation of the Company’s new enterprise resource planning system. In addition, the Company identified and corrected minor errors in the unaudited condensed consolidated statement of cash flows for the nine months ended December 31, 2010.

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
     As a result these errors, the Company has identified certain deficiencies in its internal control over financial reporting that constitute material weaknesses. The Company has determined that its disclosure controls and procedures were not effective as of December 31, 2010. For a discussion of management’s consideration of the Company’s disclosure controls and procedures and the material weaknesses identified, see Item 4, “Controls and Procedures,” of this 10-Q/A.

3. Stock-Based Compensation
     The Company accounts for its stock-based compensation at fair value. The following table summarizes employee stock-based compensation expense by financial statement line item for the three and nine months ended December 31, 2010 and 2009 (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2010		2010
	(Restated)	2009	(Restated)	2009
Cost of revenues	$(6)	$307	$828	$886
Research and development	237	509	1,396	1,499
Selling, general and administrative	2,017	2,706	7,849	8,055

Total	$2,248	$3,522	$10,073	$10,440

     During the nine months ended December 31, 2010, the Company granted approximately 229,000 and 347,000 shares of stock options and restricted stock, respectively, to employees under the 2007 Stock Incentive Plan. The restricted stock awards include approximately 86,500 shares of performance-based restricted stock, which will vest upon achievement of certain annual financial and operational performance measurements. The remaining shares granted vest upon the passage of time, generally pro rata over 3 years. For awards that vest upon the passage of time, expense is being recorded on a straight-line basis over the vesting period. The Company had previously determined achievement of certain Company performance measures to be probable, and cumulatively recorded $1.2 million in stock-based compensation expense. In connection with the events that led to the restatement described in Note 2, “Restatement,” as well as the reduction of revenue, the Company re-assessed the probability of achievement of performance measures and deemed them not probable. Therefore, the Company recorded a restatement adjustment to reduce stockholders’ equity and stock-based compensation expenses by $1.2 million for the three and nine months ended December 31, 2010.
     The total unrecognized compensation cost for unvested employee stock-based compensation awards outstanding, net of estimated forfeitures, was $19.5 million at December 31, 2010. This expense will be recognized over a weighted-average expense period of 2.0 years.
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
4. Computation of Net (Loss) Income per Common Share (“EPS”)
     Basic EPS is computed by dividing net (loss) income by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing the net (loss) income by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. For the three and nine months ended December 31, 2009, common equivalent shares of 0.1 million shares and 0.9 million shares, respectively, were not included in the calculation of diluted EPS as they were considered anti-dilutive.
     The following table reconciles the numerators and denominators of the EPS calculation for the three and nine months ended December 31, 2010 and 2009 (in thousands, except per share data):

	Three months ended		Nine months ended
	December 31,		December 31,
	2010	2009	2010	2009
	(Restated)		(Restated)
Numerator:
Net (loss) income	$(18,158)	$5,179	$(1,150)	$11,311

Denominator:
Weighted-average shares of common stock outstanding	48,731	44,665	46,667	44,276
Weighted-average shares subject to repurchase	(663)	(42)	(650)	(54)

Shares used in per-share calculation — basic	48,068	44,623	46,017	44,222

Dilutive effect of employee equity incentive plans	—	943	—	850

Shares used in per-share calculation — diluted	48,068	45,566	46,017	45,072

Net (loss) income per share — basic	$(0.38)	$0.12	$(0.02)	$0.26

Net (loss) income per share — diluted	$(0.38)	$0.11	$(0.02)	$0.25

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
     For forward foreign exchange contracts that are designated as cash flow hedges, if they are effective in offsetting the variability of the hedged cash flows, and otherwise meet the hedge accounting criteria, changes in the derivatives value are not included in current earnings but are included in other comprehensive (loss) income in stockholders’ equity. The changes in fair value will subsequently be reclassified into earnings as a component of cost of revenues, as applicable, when the forecasted transaction occurs. To the extent that a previously forecasted transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. The Company does not enter into derivative instruments for trading or speculative purposes. Realized gains and losses resulting from these cash flow hedges offset the foreign exchange gains and losses on the underlying transactions being hedged. Gains and losses on derivatives not designated for hedge accounting or representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in other income (expense), net.
     At December 31, 2010, the Company had forward contracts outstanding to hedge cash flow exposure at the Company’s wholly-owned Austrian subsidiary, AMSC Windtec GmbH (“AMSC Windtec”), with aggregate USD equivalent notional amounts of $28.9 million. These contracts expired at various dates through December 2011. The net gain or loss from these cash flow hedges reported in accumulated other comprehensive (loss) income will be reclassified to earnings and recorded in cost of revenues in our unaudited condensed consolidated statement of operations when the related inventory is sold to third-party customers.
Balance Sheet Hedges
     In addition to cash flow hedges, the Company also enters into foreign currency forward exchange contracts to mitigate the impact of foreign exchange risk related to certain non-functional currency receivable balances in its foreign entities. The Company does not elect hedge accounting treatment for these hedges, consequently, changes in the fair value of these contracts are recorded within other income (expense), net, in the period which they occur. At December 31, 2010, the Company had forward contracts outstanding with aggregate USD equivalent notional amounts of $87.5 million. These contracts expired at various dates through February 2011.
     The fair value amounts of asset derivatives included in prepaid expenses and other current assets and liability derivatives included in accounts payable and accrued expenses in the condensed consolidated balance sheets related to forward foreign exchange contracts as of December 31, 2010 and March 31, 2010 were as follows (in thousands):

	Asset derivatives		Liability derivatives
	December 31,	March 31,	December 31,	March 31,
	2010	2010	2010	2010
Derivatives designated as cash flow hedges	$475	$—	$470	$—
Derivatives not designated as cash flow hedges	1,860	168	64	—

Total	$2,335	$168	$534	$—

     The Company recognized the following pre-tax gains (losses) in other comprehensive (loss) income related to forward foreign exchange contracts designated as cash flow hedges (in thousands):

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
Gains (losses) recognized in other comprehensive income	$(1,658)	$—	$101	$—
     The Company recognized the following pre-tax gains (losses) related to forward foreign exchange contracts in the unaudited condensed consolidated statements of operations (in thousands):

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
Gains (losses) recognized in other income (expense), net	$(1,423)	$585	$2,552	$448
Gains (losses) recognized in cost of revenues	978	$—	1,418	$—

Total	$(445)	$585	$3,970	$448

7. Accounts Receivable
     Accounts receivable consisted of the following (in thousands):

	December 31,
	2010	March 31,
	(Restated)	2010
Accounts receivable (billed)	$17,532	$47,751
Accounts receivable (unbilled)	9,415	10,305
Less: Allowance for doubtful accounts	(676)	(766)

Accounts receivable, net	$26,271	$57,290

     As described in Note 2, “Restatement,” the Company’s unaudited condensed consolidated financial statements for the three and nine months ended December 31, 2010 have been restated to reflect adjustments to record revenues on a cash basis of accounting for certain of its customers in China and the related effects to accounts receivable. The restatement adjustments decreased accounts receivable as of December 31, 2010 by $95.1 million.
     The Company also recorded net long-term accounts receivable $14.1 million as of March 31, 2010, which are classified within other assets and as long-term deferred revenue on the unaudited condensed consolidated balance sheet. The Company recorded adjustments of $16.5 million as of December 31, 2010 to reduce long-term receivables and long-term deferred revenue tied to retention arrangements for certain of its customers in China.
8. Inventory
     The components of inventory are as follows (in thousands):

	December 31,
	2010	March 31,
	(Restated)	2010
Raw materials	$21,778	$18,065
Work-in-process	4,845	7,318
Finished goods	48,966	7,879
Deferred program costs	2,055	2,596

Net inventory	$77,644	$35,858

     As described in Note 2, “Restatement,” the Company’s unaudited condensed consolidated financial statements for the three and nine months ended December 31, 2010 have been restated to reflect adjustments to record revenues on a cash basis for certain of its customers and the related effects to inventory.
     Finished goods inventory as of December 31, 2010 includes $38.9 million of costs of product shipped to certain customers in China on contracts for which revenue will not be recognized until cash is received or payment is otherwise reasonably assured.
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

10. Income Taxes
     For the three and nine months ended December 31, 2010, the Company recorded an income tax benefit of $2.5 million and an income tax expense of $12.6 million, respectively, and income tax expense of $5.6 million and $13.8 million for the three and nine months ended December 31, 2009, respectively. The fluctuation relates primarily to the net loss in foreign jurisdictions in three months ended December 31, 2010 due to the net results of the Company’s restatement, as described in Note 2, “Restatement.” Also, the Company has provided a valuation allowance against all deferred tax assets in the U.S. as it is more likely than not that its U.S. deferred tax assets are not currently realizable due to the net operating losses incurred by the Company in the U.S. since its inception.
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
     The Company also has unused, unsecured lines of credit consisting of RMB 120.4 million (approximately $18.2 million) and €2.0 million (approximately $2.7 million) as of December 31, 2010. In July 2011, the Bank of China informed the Company that its unsecured credit line of approximately RMB 100.0 million (approximately $15.1 million), which expired in August 2011, would not be renewed.
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

Investment in Tres Amigas
     On October 9, 2009, the Company made an investment in Tres Amigas LLC, (“Tres Amigas”), a merchant transmission company, for $1.8 million, consisting of $0.8 million in cash and $1.0 million in AMSC common stock. The investment was recorded under the equity method of accounting and is included in other assets on the unaudited condensed consolidated balance sheet. The Company’s minority interest in the losses of Tres Amigas is included in other income (expense), net, on the unaudited condensed consolidated statements of operations and was immaterial for the three and nine months ended December 31, 2010. The net investment activity for the nine months ended December 31, 2010 is as follows (in thousands):

Balance at April 1, 2010	$1,750
Minority interest in net losses	(685)

Balance at December 31, 2010	$1,065

     On January 6, 2011, the Company increased its minority position in Tres Amigas for $1.8 million in cash consideration.

Investment in Blade Dynamics Ltd.
     On August 12, 2010, the Company acquired (through AMSC Windtec, a wholly owned subsidiary), a minority equity ownership position in Blade Dynamics Ltd. (“Blade Dynamics”), a designer and manufacturer of advanced wind turbine blades based on proprietary materials and structural technologies, for $8.0 million in cash. The investment was recorded under the equity method of accounting and is included in other assets on the unaudited condensed consolidated balance sheet. The Company’s minority interest in net losses of Blade Dynamics is included in other income (expense), net, on the unaudited condensed consolidated statements of operations. The net investment activity for the nine months ended December 31, 2010 is as follows (in thousands):

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
     As described in Note 2, “Restatement,” the Company’s unaudited condensed consolidated financial statements included in the Original Form 10-Q for the quarterly period ending December 31, 2010 have been restated. Accordingly, the Company has restated operating results for its business segments for the three and nine months ended December 31, 2010. The operating results for the two business segments are as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2010		2010
	(Restated)	2009	(Restated)	2009
Revenues:
AMSC Power Systems	$29,491	$77,026	$219,503	$219,513
AMSC Superconductors	2,079	3,633	7,350	8,818

Total	$31,570	$80,659	$226,853	$228,331

	Three months ended		Nine months ended
	December 31,		December 31,
	2010		2010
	(Restated)	2009	(Restated)	2009
Operating (loss) income:
AMSC Power Systems	$(14,296)	$19,941	$35,164	$55,202
AMSC Superconductors	(6,387)	(5,941)	(18,831)	(17,085)
Unallocated corporate expenses	(2,277)	(3,560)	(10,135)	(10,956)

Total	$(22,960)	$10,440	$6,198	$27,161

     The accounting policies of the business segments are the same as those for the consolidated Company. Certain corporate expenses which the Company does not believe are specifically attributable or allocable to either of the two business segments have been excluded from the segment operating income. Unallocated corporate expenses include stock-based compensation expense of $2.2 million and $3.5 million for the three months ended December 31, 2010 and 2009, respectively, and $10.1 million and $10.4 million for the nine months ended December 31, 2010 and 2009, respectively.

Unallocated corporate expenses for the nine months ended December 31, 2009 included $0.5 million of restructuring charges related primarily to the closure of the Company’s facility in Westborough, Massachusetts.
     Historically, a substantial portion of the Company’s revenues was derived from one customer: Sinovel Wind Group Co., Ltd, a manufacturer of wind turbines based in China. For the three and nine months ended December 31, 2010, revenue to Sinovel represented 0% and 66% of total revenues compared to 76% and 69% for the three and nine months ended December 31, 2009, respectively.
     In conjunction with the application of cash basis accounting for Sinovel in the three months ended December 31, 2010, cash received from Sinovel during the quarter was first applied to accounts receivable and prepaid value added taxes as of September 30, 2010 and resulted in no revenue being recognized from Sinovel in the three months ended December 31, 2010.
     Total assets for the two business segments are as follows (in thousands):

	December 31,
	2010	March 31,
	(Restated)	2010
AMSC Power Systems	$225,215	$179,873
AMSC Superconductors	55,677	32,978
Corporate assets	292,204	187,333

Total	$573,096	$400,184

14. Stockholders’ Equity
Public Offering
     In November 2010, the Company issued 4,600,000 shares of common stock at a price of $35.50 per share in a public equity offering, which resulted in net proceeds to the Company of approximately $155.2 million, after deducting the underwriting costs and offering expenses of $8.1 million.
15. Subsequent Events
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
     Readers are strongly urged to read this Form 10-Q/A, the amended Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2010 and the Annual Report on Form 10-K for the fiscal year ended March 31, 2011 together for a more complete understanding of the Company’s financial condition.

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
Restructuring
     The Company initiated a restructuring plan in August 2011 (the “2011 Plan”) to reorganize global operations, streamline various functions of the business, and reduce its global workforce to match the demand for its products. The 2011 Plan resulted in a headcount reduction of approximately 150 employees. Coinciding with the 2011 Plan, on August 8, 2011, the Company and Charles W. Stankiewicz, Executive Vice President, Operations and Grid Segment, and Angelo R. Santamaria, Senior Vice President, Global Manufacturing Operations, mutually agreed to end their employment effective on August 23, 2011 and August 12, 2011, respectively. From April 1, 2011 through the date of this filing, the Company has reduced its global workforce by approximately 30%, which is expected to result in annual savings of approximately $30.0 million. As a result of the 2011 Plan, the Company expects to recognize restructuring charges of $3.0 million to $4.0 million in the second quarter of fiscal 2011. These charges primarily relate to severance costs and are expected to be paid through fiscal 2012.

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
Restatement
     A substantial portion of our revenues has historically been are derived from one customer, Sinovel Wind Group Co. Ltd., (“Sinovel”), a manufacturer of wind energy systems based in China. After giving effect to the restatement, revenues to Sinovel represented 0% and 66% of total revenues for the three and nine months ended December 31, 2010, respectively, compared to 76% and 69% for the three and nine months ended December 31, 2009, respectively. On March 31, 2011, Sinovel informed us that they would not accept scheduled deliveries or pay amounts outstanding as of that date. As of the date of this filing, there have been no further shipments to Sinovel, nor have there been any payments received from Sinovel. We are not able at this time to provide a timetable for when shipments might resume. Nor are we able to provide an estimate of when payment from Sinovel will be received, either in whole or in part. Even if we do not receive payment from Sinovel or complete a financing and our planned acquisition of The Switch, we expect to have sufficient cash to meet our working capital and capital investment requirements through at least March 31, 2012.
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
     As a result of the errors identified by the Company resulting in the restatement of our unaudited condensed consolidated financial statements for the quarterly period ended December 31, 2010, we identified certain deficiencies in our internal control over financial reporting that constitute material weaknesses. We determined that our disclosure controls and procedures were ineffective as of December 31, 2010. For a discussion of management’s consideration of our disclosure controls and procedures and the material weaknesses identified, see Item 4, “Controls and Procedures,” of this Form 10-Q/A.
     In addition, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the restatement of the unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2010, the unaudited condensed consolidated statement of cash flows for the nine months ended December 31, 2010 and the unaudited condensed consolidated balance sheet as of December 31, 2010. For a more detailed description of the restatement, see Note 2, “Restatement,” of the notes to unaudited condensed consolidated financial statements included in Item 1 of this Form 10-Q/A.
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

     Our cash requirements depend on numerous factors, including successful completion of our product development activities, ability to commercialize our product prototypes, and the rate of customer and market adoption of our products. Significant deviations to our business plan with regard to these factors, which are important drivers to our business, could have a material adverse effect on our operating performance, financial condition, and future business prospects. We expect to pursue the expansion of our operations through internal growth and potential strategic alliances and acquisitions. See Note 15, “Subsequent Events,” of the notes to unaudited condensed consolidated financial statements included in Item 1 of this Form 10-Q/A for discussion of circumstances which arose subsequent to December 31, 2010.
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
Critical Accounting Policies and Estimates
     The preparation of unaudited condensed consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. With the exception of changes to our revenue recognition and derivative accounting policies as described below, there were no significant changes in the third quarter of fiscal 2010 in our critical accounting policies as disclosed in our Form 10-K for fiscal 2009, which ended on March 31, 2010.

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
     For forward foreign exchange contracts that are designated as cash flow hedges, if they are effective in offsetting the variability of the hedged cash flows, and otherwise meet the hedge accounting criteria, changes in the derivatives value are not included in current earnings but are included in other comprehensive (loss) income in stockholders’ equity. The changes in fair value will subsequently be reclassified into earnings as a component of cost of revenues, as applicable, when the forecasted transaction occurs. To the extent that a previously forecasted transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. We do not enter into derivative instruments for trading or speculative purposes. Realized gains and losses resulting from these cash flow hedges offset the foreign exchange gains and losses on the underlying transactions being hedged. Gains and losses on derivatives not designated for hedge accounting or representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in other income (expense), net.
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
     Our unaudited condensed consolidated financial statements included in the Original Form 10-Q for the three and nine months ended December 31, 2010 have been restated to reflect the reversal of $82.6 million and $86.1 million, respectively in revenues and the related effects to the consolidated financial statements included in the quarter ended December 31, 2010 as discussed in Note 2, “Restatement,” of the notes to unaudited condensed consolidated financial statements included in Item 1 of this Form 10-Q/A.
     Our total revenue decreased $49.1 million, or 61%, to $31.6 million in the three months ended December 31, 2010 compared to $80.7 million for the three months ended December 31, 2009. For the nine months ended December 31, 2010, total revenues decreased by $1.5 million, or 0.6%, to $226.9 million compared to $228.3 million for the nine months ended December 31, 2010. Our revenues are summarized as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2010		2010
	(Restated)	2009	(Restated)	2009
Revenues:
AMSC Power Systems	$29,491	$77,026	$219,503	$219,513
AMSC Superconductors	2,079	3,633	7,350	8,818

Total	$31,570	$80,659	$226,853	$228,331

     Revenues in our AMSC Power Systems business unit consist of revenues from wind turbine electrical systems and core components, wind turbine license and development contracts as well as D-VAR®, D-VAR RT, SVC, and PowerModule™ product sales, service contracts, and consulting arrangements. We also engineer, install and commission our products on a turnkey basis for some customers. Our AMSC Power Systems business unit accounted for 93% and 97% of total revenues for the three and nine months ended December 31, 2010, respectively, compared to 95% and 96% for the three and nine months ended December 31, 2009, respectively. Revenues in our AMSC Power Systems business unit decreased $47.5 million, or 62%, to $29.5 million in the third quarter 2010 compared to $77.0 million for the same period in 2009. For the nine months ending December 31, 2010 and 2009, revenues in our AMSC Power Systems business unit were $219.5 million. The decrease in our AMSC Power Systems business unit revenues for the three months ending December 31, 2010 was primarily due to the effects of the restatement, as described above.
     A substantial portion of our revenues has historically been derived from one customer: Sinovel. Revenues to Sinovel represented 0% and 66% of total revenues for the three and nine months ended December 31, 2010, respectively, compared to 76% and 69% for the three and nine months ended December 31, 2009, respectively. In conjunction with the application of cash basis accounting for certain of our other customers in China beginning in the three months ended September 30, 2010 and Sinovel beginning in the three months ended December 31, 2010, cash received is applied first against accounts receivable balances, as in the case of Sinovel as of September 30, 2010, then costs of shipments (inventory and value added taxes) before recognizing any gross margin. This resulted in no revenue recognized from Sinovel in the three months ended December 31, 2010.
     Revenues in our AMSC Superconductors business unit consist of contract revenues, sales of our Amperium™ HTS wire, revenues under government-sponsored electric utility projects and other prototype development contracts. Our AMSC Superconductors business unit revenues are primarily recorded using the percentage-of-completion method. Our AMSC Superconductors business unit accounted for 7% and 3% of total revenues for the three and nine months ended December 31, 2010, respectively, compared to 5% and 4% for the three and nine months ended December 31, 2009, respectively. Our AMSC Superconductors business unit revenues decreased 43% and 17% to $2.1 million and $7.4 million in the three and nine months ended December 31, 2010, respectively, from $3.6 million and $8.8 million for the three and nine months ended December 31, 2009, respectively. Revenues from significant AMSC Superconductors government-funded contracts are summarized as follows (in thousands):

			Revenue earned for the		Revenue earned for the
		Revenue earned	three months ended		nine months ended
	Expected total	through	December 31,		December 31,
Project name	contract value	December 31, 2010	2010	2009	2010	2009
HYDRA	$24,908	$10,194	$112	$196	$621	$1,025
LIPA I and II	40,141	37,360	861	1,115	3,009	2,754
DOE-FCL	7,898	5,964	571	403	1,558	980
NAVSEA Motor Study	6,511	6,464	103	133	252	207

Total	$79,458	$59,982	$1,647	$1,847	$5,440	$4,966

     These significant projects represented 79% and 74% of our AMSC Superconductors business unit revenues for the three and nine months ended December 31, 2010, respectively, compared to 51% and 56% for the three and nine months ended December 31, 2009, respectively.
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
Cost of Revenues and Gross Margin
     Our cost of revenues decreased $18.9 million, or 37%, to $31.5 million in the third quarter of 2010 compared to $50.4 million for the same period in 2009. For the nine months ended December 31, 2010, total cost of revenues increased $2.7 million, or 2%, to $149.2 million compared to $146.5 million for same period in 2009. Gross margin was 0.1% and 34.2% for the three and nine months ended December 31, 2010, respectively, compared to 37.5% and 35.8%, respectively, for the same periods of fiscal 2009. The decreases in gross margin in the three and nine months ended December 31, 2010 as compared to the same periods in fiscal 2009 were due primarily to the effects of the adjustments on cost of revenues and gross margin to a cash basis of accounting and increases in the provision for excess and obsolete inventory for certain of our customers in China for the three and nine months ended December 31, 2010.
Operating Expenses
Research and development
     A portion of our R&D expenditures related to externally funded development contracts has been classified as cost of revenues (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost-sharing funding. Our R&D expenditures are summarized as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2010		2010
	(Restated)	2009	(Restated)	2009
R&D expenses per unaudited condensed consolidated statements of operations	$8,417	$6,421	$23,610	$16,365
R&D expenditures reclassified as cost of revenues	3,862	1,832	11,582	4,679
R&D expenditures offset by cost-sharing funding	128	250	402	867

Aggregated R&D expenses	$12,407	$8,503	$35,594	$21,911

     R&D expenses (exclusive of amounts classified as cost of revenues and amounts offset by cost-sharing funding) increased by 31% and 44% to $8.4 million and $23.6 million, or 27% and 10% of revenues, for each of the three and nine months ended December 31, 2010, respectively, from $6.4 million and $16.4 million, or 8% and 7% of revenues, for the three and nine months ended December 31, 2009, respectively. The increases in R&D expenses were driven primarily by increased headcount and related labor spending, as well as added material and overhead spending to support new product development in our AMSC Power Systems business unit. The increases in R&D expenditures reclassified to costs of revenue was a result of increased efforts under license and development contracts for wind turbine designs at AMSC Windtec compared to the prior year. Aggregated R&D expenses, which include amounts classified as cost of revenues and amounts offset by cost-sharing funding, increased 46% and 62% to $12.4 million and $35.6 million, or 39% and 16% of revenues, for the three and nine months ended December 31, 2010, respectively, compared to $8.5 million and $21.9 million, or 11% and 10% of revenues, for the three and nine months ended December 31, 2009, respectively. The increases in fiscal 2010 were driven primarily by the net impact of the factors described above.
     We present aggregated R&D, which is a measure (a “non-GAAP measure”) not calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”), because we believe this presentation provides useful information on our aggregate R&D spending and because R&D expenses as reported on the unaudited condensed consolidated statements of operations have been, and may in the future, be subject to significant fluctuations solely as a result of changes in the level of externally funded contract development work, resulting in significant changes in the amount of the costs recorded as costs of revenues rather than as R&D expenses, as discussed above.
Selling, general, and administrative
     SG&A expenses increased by 10% and 28% to $14.2 million and $46.7 million, or 45% and 21% of revenues, in the three and nine months ended December 31, 2010, respectively, from $12.9 million and $36.5 million, or 16% of revenues, for both the three and nine months ended December 31, 2009, respectively.
     The increases in SG&A expenses were primarily driven by higher labor and related costs driven by headcount growth and costs incurred related to the implementation of our new enterprise resource planning system. These increases were partially offset by a reduction of $1.4 million in bonus expenses and $1.2 million in stock-based compensation expenses, related to performance-based stock awards, based on our assessment of probability of achieving these performance measures in conjunction with the restatement.
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
Operating (loss) income
     Our operating (loss) income is summarized as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2010		2010
	(Restated)	2009	(Restated)	2009
AMSC Power Systems	$(14,296)	$19,941	$35,164	$55,202
AMSC Superconductors	(6,387)	(5,941)	(18,831)	(17,085)
Unallocated corporate expenses	(2,277)	(3,560)	(10,135)	(10,956)

Total	$(22,960)	$10,440	$6,198	$27,161

     AMSC Power Systems generated an operating loss of $14.3 million and an operating income of $35.2 million in the three and nine months ended December 31, 2010, respectively, compared to an operating income of $19.9 million and $55.2 million in the three and nine months ended December 31, 2009, respectively. The decreases in the three and nine months ended December 31, 2010 were primarily due to the effects of the restatement, as described in Note 2, “Restatement,” of the notes to unaudited condensed consolidated financial statements included in Item 1 of this Form 10-Q/A.
     AMSC Superconductors operating loss increased to $6.4 million and $18.8 million in the three and nine months ended December 31, 2010, respectively, from $5.9 million and $17.1 million in the three and nine months ended December 31, 2009, respectively. The increase in operating loss for the three and nine months ended December 31, 2010 is primarily due to lower sales, as described above.
     Unallocated corporate expenses include stock-based compensation expense of $2.3 million and $10.1 million in the three and nine months ended December 31, 2010, respectively, compared to $3.5 million and $10.4 million in the three and nine months ended December 31, 2009, respectively. Unallocated corporate expenses for the nine months ended December 31, 2009 included $0.5 million of restructuring charges related to the closure of our facility in Westborough, Massachusetts. The decreases in the three and nine months ended December 31, 2010 were primarily due to a reduction of $1.2 million in stock-based compensation expenses related to performance-based stock awards, based on our assessment of probability of achieving these performance measures.
Interest income, net
     Interest income, net, was $0.2 million and $0.5 million in the three and nine months ended December 31, 2010, respectively, compared to $0.2 million and $0.6 million in the three and nine months ended December 31, 2009, respectively. Due to current economic conditions, yields are low for interest bearing assets.
Other income (expense), net
     Other income (expense), net, was income of $2.1 million and $4.7 million in the three and nine months ended December 31, 2010, respectively, compared to income of $0.2 million and expense of $2.7 million for the three and nine months ended December 31, 2009, respectively. Other income (expense), net primarily relates to net foreign currency translation and hedging gains, of $2.6 million and $5.7 million and losses on investments in Blade Dynamics and Tres Amigas of $0.7 million and $1.3 million for the three and nine months ended December 31, 2010, respectively.
Income Taxes
     For the three and nine months ended December 31, 2010, we recorded an income tax benefit of $2.5 million, and income tax expense of $12.6 million, respectively, compared to income tax expense of $5.6 million and $13.8 million in the three and nine months ended December 31, 2009, respectively. The fluctuations are related primarily to the pre-tax loss recorded in three months ended December 31, 2010 in our foreign jurisdictions due to the net results of our restatement, which generated an income tax benefit, as described in Note 2, “Restatement,” of the notes to unaudited condensed consolidated financial statements included in Item 1 of this Form 10-Q/A. We incurred losses in the U.S. during the three and nine months ended December 31, 2010 and 2009, respectively. No tax benefit was recorded for these losses.
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

	Three months ended		Nine months ended
	December 31,		December 31,
	2010	2009	2010	2009
	(Restated)		(Restated)
Net (loss) income	$(18,158)	$5,179	$(1,150)	$11,311
Stock-based compensation	2,249	3,522	10,073	10,440
Provision for excess and obsolete inventory	2,087	—	2,667	—
Value-added tax write-off	118	—	550	—
Amortization of acquisition-related intangibles	392	473	1,154	1,378
Restructuring and impairments	—	—	—	451
Tax effects	(88)	(96)	(255)	(277)

Non-GAAP net (loss) income	$(13,400)	$9,078	$13,039	$23,303

Non-GAAP (loss) earnings per share	$(0.28)	$0.20	$0.28	$0.52

Weighted average shares outstanding	48,068	45,566	46,017	45,072

*	Diluted shares are used for periods where net income is generated.
     For the three months ended December 31, 2010, we generated non-GAAP net loss of $13.4 million, or $(0.28) per diluted share, compared to non-GAAP net income of $9.1 million, or $0.20 per diluted share for the same period in 2009. For the nine months ended December 31, 2010 we generated non-GAAP net income of $13.0 million or $0.28 per diluted share, compared to a non-GAAP net income of $23.3 million, or $0.52 per diluted share for the same period in 2009. The non-GAAP net loss for the three months ended December 31, 2010 and the decrease in the nine months ended December 31, 2010 were driven primarily by the net effects of the restatement as described in Note 2, “Restatement,” of the notes to unaudited condensed consolidated financial statements included in Item 1 of this Form 10-Q/A.
Liquidity and Capital Resources
     At December 31, 2010, we had cash, cash equivalents, marketable securities and restricted cash of $260.5 million, compared to $155.1 million at March 31, 2010, an increase of $105.4 million. In the quarter ended December 31, 2010, we completed a public equity offering of common stock in which we received net proceeds of $155.2 million. Our cash and cash equivalents, marketable securities and restricted cash are summarized as follows (in thousands):

	December 31,	March 31,
	2010	2010
Cash and cash equivalents	$169,021	$87,594
Marketable securities (short and long-term)	86,071	61,811
Restricted cash	5,433	5,713

Total cash, cash equivalents, marketable securities and restricted cash	$260,525	$155,118

     The increase in cash and cash equivalents, marketable securities and restricted cash at December 31, 2010 from March 31, 2010 was due primarily to the net proceeds from our public equity offering of common stock, offset by cash used for working capital, primarily an increase in accounts receivable, and capital expenditures made in support of our effort to scale up our Amperium™ wire capacity.
     For the nine months ended December 31, 2010, net cash used in operating activities was $16.0 million compared to $1.1 million in the nine months ended December 31, 2009. The increase in cash used in operating activities is due primarily to our reduction of net income for the period of $12.5 million, an increase in cash used for working capital of $5.0 million and an increase in deferred taxes of $2.3 million, partially offset by an increase in the provision for excess and obsolete inventory of $2.7 million that relate to amounts due from certain of our customers in China which the Company determined to be unrecoverable and increases of $1.2 million in losses on investments in Blade Dynamics and Tres Amigas included in other non-cash items.
     For the nine months ended December 31, 2010, net cash used in investing activities was $64.8 million compared to $36.3 million in the nine months ended December 31, 2009. The increase in cash used in investing activities was driven primarily by an increase in capital expenditures of $22.5 million and our minority investment in Blade Dynamics of $8.0 million, offset by the net positive effect of changes in marketable securities of $3.2 million.

     For the nine months ended December 31, 2010, cash provided by financing activities was $162.6 million compared to $6.0 million in the same period of fiscal 2009. The increase in cash provided by financing activities is primarily due to the net proceeds from our public equity offering of $155.2 million.
     We had unused, unsecured lines of credit consisting of RMB 120.4 million (approximately $18.2 million) and €2.0 million (approximately $2.7 million) as of December 31, 2010. We also had an additional $3.8 million in bank guarantees and letters of credit supported by unsecured lines of credit. In July 2011, the Bank of China informed us that our unsecured credit line of approximately RMB 100.0 million (approximately $15.1 million), which expired in August 2011, would not be renewed.
     At June 30, 2011, we had cash, cash equivalents, marketable securities and restricted cash of $166.2 million. Our business plan anticipates a substantial decline in revenues and a substantial use of cash from operations in our fiscal year ending March 31, 2012, particularly in light of the difficult and uncertain current economic environment, the significant restructuring actions undertaken and the uncertainty surrounding Sinovel and certain of our other customers in China. Our plan includes a significant restructuring undertaken in August 2011, resulting in the elimination of approximately 150 positions worldwide. Since April 1, 2011, we have eliminated approximately 30% of our workforce and we expect to save approximately $30 million annually as a result of these reductions. Additional actions include further monitoring of our operating results against expectations and, if required, further reducing operating costs and capital spending if events warrant in order to enhance liquidity. Due to the disruption in our relationship with Sinovel, we will need to raise additional capital in order to complete the planned acquisition of The Switch in order to leave sufficient cash to fund our working capital, capital expenditures and other cash requirements. We may seek this financing through public or private equity offerings, debt financings, or other financing alternatives, however, there can be no assurance that financing will be available on acceptable terms or at all. If we fail to raise sufficient additional funds and terminate the purchase agreement for the acquisition of The Switch, we will likely forfeit the $20.6 million cash advance payment we paid to the shareholders of The Switch on June 29, 2011. In the event that we do not receive any additional payments from Sinovel and we neither complete the planned acquisition of The Switch, nor raise additional capital, we believe that our available cash, together with additional reductions in operating costs and capital expenditures as necessary will be sufficient to fund our operations, capital expenditures and other cash requirements through at least March 31, 2012. Our long-term liquidity is dependent on our ability to profitably grow our revenues or raise additional capital as required.
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
     In January 2010, we adopted Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This standard amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods. Specifically, this standard requires new disclosures for significant transfers of assets or liabilities between Level 1 and Level 2 in the fair value hierarchy; separate disclosures for purchases, sales, issuance and settlements of Level 3 fair value items on a gross, rather than net basis; and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and Level 3 assets and liabilities. We have included these new disclosures, as applicable, in Note 3, “Marketable Securities and Fair Value Disclosures,” of our consolidated financial statements.
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
     For forward foreign exchange contracts that are designated as cash flow hedges, if they are effective in offsetting the variability of the hedged cash flows, and otherwise meet the hedge accounting criteria, changes in the derivatives value are not included in current earnings but are included in other comprehensive (loss) income in stockholders’ equity. The changes in fair value will subsequently be reclassified into earnings as a component of cost of revenues, as applicable, when the forecasted transaction occurs. To the extent that a previously forecasted transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. We do not enter into derivative instruments for trading or speculative purposes. Realized gains and losses resulting from these cash flow hedges offset the foreign exchange gains and losses on the underlying transactions being hedged. Gains and losses on derivatives not designated for hedge accounting or representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in other income (expense), net.
     At December 31, 2010, we had forward contracts outstanding to hedge cash flow exposure at AMSC Windtec, with aggregate USD equivalent notional amounts of $28.9 million. These contracts expired at various dates through December 2011. The net gain or loss from these cash flow hedges reported in accumulated other comprehensive (loss) income will be reclassified to earnings and recorded in cost of revenues in our unaudited condensed consolidated statement of operations when the related inventory is sold to third-party customers.
Balance Sheet Hedges
     In addition to cash flow hedges, we also enter into foreign currency forward exchange contracts to mitigate the impact of foreign exchange risk related to certain non-functional currency receivable balances in our foreign entities. We do not elect hedge accounting treatment for these hedges and consequently, changes in the fair value of these contracts are recorded within other income (expense), net, in the period which they occur. At December 31, 2010, we had forward contracts outstanding with aggregate USD equivalent notional amounts of $87.5 million. These contracts expired at various dates through February 2011.

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
Evaluation of Disclosure Controls and Procedures
     At the time our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 was filed on November 4, 2010, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010. Subsequent to that evaluation, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2010 because of the material weaknesses in internal control over financial reporting discussed below.
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
     Changes in Internal Control over Financial Reporting
     Other than the material weaknesses described above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     A significant portion of our total revenues has been derived from customers in China and, in particular, from Sinovel. With respect to China, our financial performance may be affected by changes in China’s political, social, regulatory and economic environment. For example, new grid standards are being proposed in China to include a requirement for low-

voltage ride through (“LVRT”) capability in wind turbines. Until these standards are finalized, the Chinese wind market will be subject to substantial uncertainty, which may cause our customers to delay or cancel orders.
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
Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2010 (restated) and 2009, (ii) Unaudited Condensed Consolidated Balance Sheets as of December 31, 2010 (restated) and March 31, 2010, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2010 (restated) and 2009, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2010 (restated) and 2009, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.
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