Form 10-K
period 2011-03-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2011-09-23
CIK 880807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission file number 000-19672

American Superconductor Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-2959321 (IRS Employer Identification Number)
64 Jackson Road Devens, Massachusetts (Address of Principal Executive Offices)	01434 (Zip Code)

Registrant’s telephone number, including area code:
(978) 842-3000
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 par value, NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on September 30, 2010, based on the closing price of the shares of Common Stock on the Nasdaq Global Market on that date ($31.10 per share) was $1,391.9 million.

Number of shares outstanding of the registrant’s Common Stock, as of September 15, 2011 was 50,868,708.

AMERICAN SUPERCONDUCTOR CORPORATION
FORM 10-K
EXPLANATORY NOTE

American Superconductor Corporation (the “Company” or “AMSC”) is filing this Annual Report on Form 10-K for the fiscal year ended March 31, 2011 and its Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 after the due date for such filing. The Company is concurrently filing Amendments to its Quarterly Reports on Form 10-Q with the Securities and Exchange Commission (the “SEC”) with respect to the quarterly periods ended September 30, 2010 and December 31, 2010 to restate its unaudited condensed consolidated financial statements, related notes, key financial data and management’s discussion and analysis of financial condition and results of operations to correct accounting errors in those periods. Readers are strongly urged to read this Annual Report on Form 10-K, Amendments to our Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2010 and December 31, 2010 and the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 together for a more complete understanding of the Company’s financial condition.

The Company amended the Quarterly Reports on Form 10-Q and delayed filing of this Annual Report on Form 10-K as a result of its determination that revenues were incorrectly recorded during the periods covered by the reports. Specifically, the Company determined that at the time of certain product shipments to certain of its customers in China during the second and third quarters of the Company’s fiscal year ended March 31, 2011, the fees related to the shipments in some cases were not fixed or determinable or collectability was not reasonably assured. As a result, the Company should have recognized the revenues related to those shipments on a cash basis of accounting with cash applied first against accounts receivable balances, as in the case of Sinovel as of September 30, 2010, then costs of shipments (inventory and value added taxes) before recognizing any gross margin. The Company has restated the applicable revenues, cost of goods sold, inventory, accounts receivable and other accounts during the periods affected.

The Company recorded $155.3 million of charges in the fourth quarter of the fiscal year ended March 31, 2011. The details of the charges and their impact on the consolidated financial statements are described in Note 17, “Quarterly Financial Data (unaudited),” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

In connection with the errors identified by the Company resulting in the restatement of the Company’s quarterly unaudited condensed consolidated financial statements, the Company identified control deficiencies in its internal control over financial reporting that constitute material weaknesses. The Company determined that its disclosure controls and procedures were ineffective as of September 30, 2010, December 31, 2010, March 31, 2011, and June 30, 2011. For a discussion of management’s consideration of the Company’s disclosure controls and procedures and the material weaknesses identified, see Part II, Item 9A, “Controls and Procedures,” of this Annual Report on Form 10-K.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that relate to future events or conditions, including without limitation, the statements in Part I, “Item 1A. Risk Factors” and in Part II under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects or our prospective results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain. There are a number of important factors that could materially impact the value of our common stock or cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include: a significant portion of our revenues has been derived from Sinovel Wind Group Co. Ltd., (“Sinovel”), which has stopped accepting scheduled deliveries and refused to pay amounts outstanding; the disruption in our relationship with Sinovel has materially and adversely affected our business and results of operations and if, as we expect, Sinovel continues to refuse to accept shipments from us, our business and results of operations will be further materially and adversely affected; we will require significant additional funding and may be unable to raise capital when needed, which could force us to delay, reduce or eliminate planned activities, including the planned acquisition of The Switch Engineering Oy (“The Switch”); we have a history of operating losses, and we may incur additional losses in the future; our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter; if we fail to complete the planned acquisition of The Switch, our operating results and financial condition could be harmed and the price of our common stock could decline; completion of the planned acquisition of The Switch could present certain risks to our business; adverse changes in domestic and global economic conditions could adversely affect our operating results; changes in exchange rates could adversely affect our results from operations; we have identified material weaknesses in our internal control over financial reporting and if we fail to remediate these weaknesses and maintain proper and effective internal controls over financial reporting, our ability to produce accurate and timely financial statements could be impaired and may lead investors and other users to lose confidence in our financial data; if we fail to implement our business strategy successfully, our financial performance could be harmed; we may not realize all of the sales expected from our backlog of orders and contracts; many of our revenue opportunities are dependent upon subcontractors and other business collaborators; our products face intense competition, which could limit our ability to acquire or retain customers; our success is dependent upon attracting and retaining qualified personnel and our inability to do so could significantly damage our business and prospects; we may acquire additional complementary businesses or technologies, which may require us to incur substantial costs for which we may never realize the anticipated benefits; our international operations are subject to risks that we do not face in the United States, which could have an adverse effect on our operating results; we depend on sales to customers in China, and global conditions could negatively affect our operating results or limit our ability to expand our operations outside of China; changes in China’s political, social, regulatory and economic environment may affect our financial performance; many of our customer relationships outside of the United States are, either directly or indirectly, with governmental entities, and we could be adversely affected by violations of the United States Foreign Corrupt Practices Act and similar worldwide anti-bribery laws outside the United States; we rely upon third party suppliers for the components and subassemblies of many of our Wind and Grid products, making us vulnerable to supply shortages and price fluctuations, which could harm our business; we are becoming increasingly reliant on contracts that require the issuance of performance bonds; problems with product quality or product performance may cause us to incur warranty expenses and may damage our market reputation and prevent us from achieving increased sales and market share; our success in addressing the wind energy market is dependent on the manufacturers that license our designs; growth of the wind energy market depends largely on the availability and size of government subsidies and economic incentives; there are a number of technological challenges that must be successfully addressed before our superconductor products can gain widespread commercial acceptance, and our inability to address such technological challenges could adversely affect our ability to acquire customers for our products; we have not manufactured our Amperium wire in commercial quantities, and a failure to manufacture our Amperium wire in commercial quantities at acceptable cost and quality levels would substantially limit our future revenue and profit potential; the commercial uses of superconductor products are limited today, and a widespread commercial market for our products may not develop; we have limited experience in marketing and selling our superconductor products and system-level solutions, and our failure to effectively market and sell our products and solutions could lower our revenue and cash flow; our contracts with the U.S. government are subject to audit, modification or termination by the U.S. government and include certain other provisions in favor of the government; the continued funding of such contracts remains subject to annual congressional appropriation which, if not approved, could reduce our revenue and lower or eliminate our profit; we may be unable to adequately prevent disclosure of trade secrets and other proprietary information; we have filed a demand for arbitration and other lawsuits against Sinovel regarding amounts we contend are due and owing and are in dispute; we cannot be certain as to the outcome of the proceedings against Sinovel; we have been named as a party to purported stockholder class actions and shareholder derivative complaints, and we may be named in additional litigation, all of which will require significant management time and attention, result in significant legal expenses and may result in an unfavorable outcome, which could have a material adverse effect on our business, operating results and financial condition; our technology and products could infringe intellectual property rights of others, which may require costly litigation and, if we are not successful, could cause us to pay substantial damages and disrupt our business; our patents may not provide meaningful protection for our technology, which could result in us losing some or all of our market position; third parties have or may acquire patents that cover the materials, processes and technologies we use or may use in the future to manufacture our Amperium products, and our success depends on our ability to license such patents or other proprietary rights; and our common stock has experienced, and may continue to experience, significant market price and volume fluctuations, which may prevent our stockholders from selling our common stock at a profit and could lead to costly litigation against us that could divert our management’s attention. These and the important factors discussed under the caption “Risk Factors” in Part 1. Item 1A of this Form 10-K for the fiscal year ended March 31, 2011, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Any such forward-looking statements represent management’s estimates as of the date of this Annual Report on Form 10-K. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

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

Since our inception, we have served more than ten wind turbine manufacturing customers including Dongfang Turbine Company in China, Inox Wind in India, Hyundai Heavy Industries in South Korea and TECO in Taiwan. We have also served over 100 customers in the grid market since our inception, including American Electric Power and Long Island Power Authority in the United States, EDF Group in France and Ergon Energy in Australia. We serve customers globally through a localized sales and field service presence in our core target markets.

Our wind and power grid solutions help to improve energy efficiency, alleviate power grid capacity constraints and increase the adoption of renewable energy generation. Demand for our solutions is driven by the growing needs for renewable sources of electricity, such as wind and solar energy, and for modernized smart grids that improve power reliability and quality. Concerns about these factors have led to increased spending by corporations as well as supportive government regulations and initiatives on local, state and national levels, including renewable portfolio standards, tax incentives and international treaties. We estimate that the total addressable global market for our wind and grid solutions is approximately $10 billion.

On March 12, 2011, we entered into a definitive agreement to acquire The Switch Engineering Oy, headquartered in Vantaa, Finland. The Switch designs, manufactures and markets wind power products, including permanent magnet generators and power converter systems, as well as grid products such as commercial and small utility-scale solar inverters to customers in Asia, including China, Europe and North America.

As of April 1, 2011, we are segmenting our operations into two new market-facing business units: Wind and Grid. We believe this market-centric structure enables us to more effectively anticipate and meet the needs of wind turbine manufacturers, power generation project developers and electric utilities.

•	Wind. Through our Windtec brand, our Wind business enables manufacturers to field wind turbines with exceptional power output, reliability and affordability. We license our highly engineered wind turbine designs, provide extensive customer support services and supply advanced power electronics and control systems to wind turbine manufacturers. Our design portfolio includes a broad range of drive trains and power ratings up to 10 megawatts. We believe our unique engineering capabilities, ranging from bearings to advanced synchronous generators to blades, enables us to provide our partners with highly-optimized wind turbine platforms. Furthermore, these designs and support services typically lead to sales of our power electronics and software-based control systems, which are designed for optimized performance, efficiency and grid compatibility.

•	Grid. Our Grid segment enables electric utilities and renewable energy project developers to connect, transmit and distribute power with exceptional efficiency, reliability and affordability. We provide transmission planning services that allow us to identify power grid congestion, poor power quality and other risks, which help us determine how our solutions can improve network performance. These services often lead to sales of grid interconnection solutions for wind farms and solar power plants, power quality systems and transmission and distribution cable systems.

Prior to April 1, 2011, we segmented our operations through two technology-centric business units: AMSC Power Systems and AMSC Superconductors. AMSC Power Systems included all of our Wind products, as well as Grid products that regulate voltage for wind farm voltage electric utilities, renewable generation project developers and industrial operations. Solutions from our AMSC Superconductors business unit have been incorporated into our Grid business unit.

Our fiscal year begins on April 1 and ends on March 31. When we refer to a particular fiscal year, we are referring to the fiscal year beginning on April 1 of that same year. For example, fiscal 2010 refers to the fiscal year beginning on April 1, 2010. Other fiscal years follow similarly.

Competitive Strengths

We believe our competitive strengths position us well to execute on our growth plans in the markets we serve.

•	Unique Solutions for the Wind and Grid Markets. We believe we are the only company in the world that provides wind turbine manufacturers with an integrated approach of wind turbine design and engineering, customer support services and power electronics and control systems. We also believe we are the only company in the world that is able to provide transmission planning services, grid interconnection and voltage control systems as well as superconductor-based transmission and distribution systems for power grid operators. This unique scope of supply provides us with greater insight into our customers’ evolving needs and greater cross-selling opportunities as our company grows.

•	Differentiated Technologies. Our PowerModuletm power converters are based on proprietary software and hardware combinations and are used in a broad array of applications, including our D-VAR® grid interconnection and voltage control systems, as well as our wind turbine core electrical components and electrical control systems. Our proprietary Amperiumtm wire was engineered to allow us to tailor the product via laminations to meet the electrical and mechanical performance requirements of widely varying end-use applications, including power cables and fault current limiters for the Grid market and generators for the Wind market.

•	Highly Scalable, Low-Cost Manufacturing Platform. We can increase the production of our proprietary power electronics and superconductor technologies at costs that we believe are low relative to our competitors. Our proprietary manufacturing technique for Amperiumtm wires is modular in nature, which allows us to expand manufacturing capacity at a relatively low incremental cost.

•	Robust Patent Position and Engineering Expertise. As of March 31, 2011, we owned more than 610 patents and patent applications worldwide, and had rights through exclusive and non-exclusive licenses to more than 320 additional patents and patent applications. We believe our technology and manufacturing knowledge base, customer and product expertise and patent portfolio provide a strong competitive position.

•	Experienced Team. Our senior management team has extensive energy experience and is composed of veterans of the electrical equipment, utility and wind power markets. As of March 31, 2011, management was supported by 848 employees worldwide, 32 of whom hold Ph.Ds in materials science, physics, metallurgy, engineering or other fields. In August 2011, we initiated a restructuring plan to reorganize global operations, streamline various functions of the business, and reduce our global workforce to match the demand for our products. As of August 31, 2011, we employed 599 persons.

Strategy

Building on these competitive strengths, we will continue to focus on driving revenue growth and enhancing our operating results through the objectives defined below.

•	Provide Solutions from Power Generation to Delivery. From the generation source to the consumer, we focus on providing best-in-class engineering, support services, technologies and solutions that make the world’s power supplies cleaner, smarter and stronger.

•	Focus on “Megawatt-Scale” Power Offerings. Our research, product development and sales efforts focus on megawatt-scale offerings ranging from designs of and power electronics for large wind turbine platforms to systems that stabilize power flows, integrate renewable power into the grid and carry power to and from transmission and distribution substations.

•	Pursue Emerging Overseas Markets and Serve Key Markets Locally. We focus our sales efforts on overseas markets that are investing aggressively in renewable energy and power grid projects, and we have been particularly successful in targeting key Asian markets, including China, India and South Korea. As part of our strategy, we serve our key target markets with local sales and field service personnel, which enables us to understand market dynamics and more effectively anticipate customer needs while also reducing response time. We currently have operations in target markets such as Australia, China, India and South Korea, and we plan to open additional offices in the future.

•	Product Innovation. We have a strong record of developing unique solutions for megawatt-scale power applications and will continue our focus on investing in innovation. In recent years, our product development efforts have included wind power-specific power converters, utility-scale solar grid interconnection systems and superconductor-based generators for 10 megawatt-scale wind turbines.

•	Pursue Targeted Strategic Acquisitions and Alliances. We will continue to pursue strategic business relationships and acquisitions that complement our product portfolio and increase our rate of growth. We have built strategic alliances and close corporate relationships with many industry leaders (including LS Cable, Nexans, Siemens and Vestas) to develop and commercialize our products.

Market Opportunities

Our solutions address two substantial global demands:

•	the demand for renewable sources of electricity, and

•	the demand for modernized, smart power grid infrastructure that alleviates capacity constraints and improves the reliability, security and efficiency.

Wind Market Overview

The market for wind-generated, zero-emission electricity has been growing dramatically for more than a decade. According to the Global Wind Energy Council (the “GWEC”), more than 38,000 megawatts (“MW”) of wind generation capacity were added worldwide in 2010, as compared to 33,000 MW in 2009. China represented the largest source of growth, with a year-over-year increase in installed capacity base of 70%, for a total installed capacity of 44,733 MW as of December 31, 2010. We expect that the rate of global wind power installations in 2011 will be roughly equivalent with 2010.

Several factors are driving growth in the wind power market, including substantial government incentives and mandates that have been established globally, technological improvements, turbine cost reductions and increasing cost competitiveness with existing power generation technologies. According to GWEC, by early 2011, at least 119 countries had some form of national policy support for renewable energy, more than double the 55 countries that provided such support in 2005. Technological advances, declining turbine production cost and increasing prices for fossil fuels continue to increase the competitiveness of wind versus traditional power generation technologies.

The vast majority of the wind power capacity installed worldwide to date is onshore. In the future, industry analysts anticipate rapid growth in the offshore wind market due to its advantages in terms of both wind patterns and real estate availability. Industry research firm IHS Emerging Energy Research expects the installed base of offshore wind power to increase from approximately 3,000 MW at the end of 2010 to nearly 50,000 MW by the end of 2020 as wind turbine power ratings and performance continue to improve and project costs decline.

Our Solutions for the Wind Market

We address the challenges of the wind energy market by designing and engineering wind turbines, providing extensive support services to wind turbine manufacturers and manufacturing and selling critical components for wind turbines.

•	Wind Turbine Designs. We design and develop entire state-of-the-art onshore and offshore wind turbines up to 10 megawatts for manufacturers who are in the business of producing wind turbines or who plan to enter the business of manufacturing wind turbines. These customers typically pay us licensing fees for wind turbine designs and purchase from us the core electrical components or complete electrical control systems needed to operate the wind turbines.

•	Customer Support Services. We provide extensive customer support services to wind turbine manufacturers. These services range from providing designs for customers’ wind turbine manufacturing plants to establishing and localizing their supply chains and training their employees on proper wind turbine installation and maintenance. We believe these services enable customers to accelerate their entry into the wind turbine manufacturing market and lower the cost of their wind turbine platforms.

•	Electrical Control Systems. We provide full electrical control systems or a subset of those systems (“core electrical components”) to manufacturers of wind turbines. These power electronics regulate voltage, control power flows and maximize wind turbine efficiency, among other functions. To date, we have shipped enough core electrical components and complete electrical control systems to power more than 10,000 MW of wind power. We believe our electrical control systems represent approximately 10% of a wind turbine’s bill of materials, representing an addressable market in excess of $3 billion annually in 2010.

Our unique approach to the wind energy markets allows our customers to use our world-class turbine engineering capabilities while minimizing their research and development costs. These services and our advanced electrical control systems and core electrical components provide our customers the ability to produce standardized or next-generation wind turbines at scale for their local market or the global market quickly and cost-effectively. Our team of highly experienced engineers works with clients to customize a turbine design specifically tailored to local markets while providing ongoing access to field services support and future technological advances. We have designed wind turbines for, or have licensed wind turbines to, more than ten manufacturers in Europe and Asia.

Grid Market Overview

Until the early part of the previous decade, transmission grid investment in the United States experienced a prolonged decline caused by uncertainty regarding the ownership of and return on transmission grid investments. This period of underinvestment resulted in an increasing number of grid disturbances and blackouts. A study conducted by researchers at Lawrence Berkeley National Laboratory found that electric power outages and blackouts cost the United States approximately $80 billion annually. These events and statistics have prompted broad recognition worldwide of the need to modernize and enhance the security of power grids. An increasing number of nations, including China, South Korea and the United States, are promoting the adoption of new smart grid technologies and programs to enhance grid capacity, efficiency and reliability.

Power grid operators worldwide face various challenges, including:

•	Stability. Power grid operators are confronting power quality and stability issues arising from intermittent renewable energy sources and from the capacity limitations of transmission and overhead distribution lines and underground cables.

•	Reliability. Traditional transmission lines and cables often reach their reliable voltage limit well below their thermal threshold. Driving more power through a power grid when some lines and cables are operating above their voltage stability limit at peak demand times causes either low voltage in the power grid (a brownout) or risk of a sudden, uncontrollable voltage collapse (a blackout).

•	Capacity. The traditional way to increase power grid capacity without losing voltage stability is to install more overhead power lines and underground cables. However, permitting new transmission and distribution lines can take 10 years or more due to various public policy issues, such as environmental, aesthetic and health concerns. In urban and metropolitan areas, installing additional conventional underground copper cables is similarly challenging, since many existing underground corridors carrying power distribution cables are already filled to their physical capacity and cannot accommodate any additional conventional cables. In addition, adding new conduits requires expanding or securing new corridors and excavating to lay new conduit, which are costly and disruptive.

•	Efficiency. Most overhead lines and underground cables use traditional conductors such as copper and aluminum, which lose power due to electrical resistance. At transmission voltage, electrical losses average about 7% in the United States and other developed nations, but can exceed 20% in some locations due to the distance of the line and the power grid’s architecture and characteristics, among other factors.

Our Solutions for the Grid Market

We address these challenges in the Grid market by providing services and solutions designed to increase the power grid’s capacity, reliability, security and efficiency.

•	Transmission Planning Services. We provide transmission planning services that identify power grid constraints and determine how our solutions might improve network performance. These services often lead to sales of grid interconnection solutions for wind farms and solar power plants, power quality systems and transmission and distribution cable systems.

•	D-VAR® Systems. The power that flows through alternating current (“AC”) networks comprises both real power, measured in watts, and reactive power, measured in Volt Amp Reactives (“VARs”). In simple terms, reactive power is required to support voltage in the power network. D-VAR® systems can provide the reactive power needed to stabilize voltage on the grid. These systems also can be used to connect wind farms and solar power plants to the power grid seamlessly. Global Industry Analysts estimates that the global market for Flexible AC Transmission Systems (“FACTS”) such as D-VAR® was $1.5 billion in 2009.

•	SolarTie Grid Interconnection Systems. To use power from photovoltaic panels, electric utilities or other operators must convert, or invert, the direct current (“DC”) power that is produced by solar panels into AC power used by the grid. Megawatt-scale solar power plants also typically require reactive power to remain connected to the power grid. SolarTie Grid Interconnection Systems provide the inversion and reactive compensation necessary to connect megawatt-scale solar photovoltaic (“PV”) power plants to the power grid, increasing grid stability and reliability. According to IMS Research, large commercial and utility-scale PV system installations are projected to increase from approximately 7.5 GW in 2010 to more than 22 GW in 2015. As a result, we believe annual spending on inverters for large commercial and utility-scale PV will roughly double from approximately $1.6 billion in 2010 to approximately $3.0 billion in 2015.

•	Superconductor Wire. Conventional conductors of electricity, such as aluminum and copper wire, lose energy due to resistance. Using a compound of yttrium barium copper oxide (“YBCO”), we manufacture and provide superconductor wire that can conduct many times more electricity than conventional conductors with no power loss. This wire can be incorporated into a variety of applications, including motors, generators, fault current limiters and, most importantly, power cables.

•	Power Cables. Underground cables, rather than overhead power lines, transmit an increasing amount of the world’s power, particularly in urban and metropolitan areas. As power demands grow, grid capacity and reliability issues can arise. With their ability to carry up to ten times more power than conventional power cables, superconductor cables can effectively break this bottleneck. We offer cable systems that are manufactured by third parties and also offer turnkey project management services to electric utilities. We believe the market for medium, high and extra-high voltage power cables exceeds $5 billion annually.

Core Technologies

Superconductors

Our second generation (“2G”) superconductor wire technology helps us address the smart grid infrastructure market opportunity by providing components and solutions designed to increase the power grid’s capacity, reliability, security and efficiency. Our 2G high-temperature superconductor (“HTS”) wire, known as Amperiumtm, conducts electricity with zero resistance below about -297 degrees Fahrenheit. The technology can be used in many applications including electricity transmission cables, superconducting generators, voltage regulators and degaussing systems for naval vessels. Superconductor power cables, which are a class of high-capacity, environmentally-benign and easy-to-install transmission and distribution cables, address power grid capacity issues by increasing the thermal limit of existing or new corridors. Superconductor power cables are cylindrically shaped systems consisting of HTS wires (which conduct electricity) surrounded by electrical insulation encased in a metal or polymeric jacket.

Currently, power cables are made primarily using copper wires. Power cables incorporating our Amperiumtm wire are able to carry up to ten times the electrical current of copper cables of the same diameter. These new cable systems also bring efficiency advantages. Traditional cable systems heat up due to the electrical resistance of copper, causing electrical losses. Electrical losses at transmission voltage average about 7% in the United States and other developed nations, but can exceed 20% in some locations due to the distance of the line and the power grid’s architecture and characteristics, among other factors. Conversely, HTS materials can carry direct current (“DC”) with 100% efficiency and alternating current (“AC”) with nearly 100% efficiency when they are cooled below a critical temperature. As a result, AC HTS power cables lose significantly less power to resistive heating than copper cables, and DC HTS power cables have no energy losses due to resistive heating.

PowerModule Power Converters

Our family of PowerModuletm power electronic converters incorporates power semiconductor devices that switch, control and move large amounts of power faster and with far less disruption than the electromechanical switches historically used. While our family of PowerModuletm systems today are used primarily in wind and power grid applications, they also have been incorporated into electric motor drives, distributed and dispersed generation devices (micro-turbines, fuel cells and PVs), power quality solutions, batteries and flywheel-based uninterruptible power supplies.

Our wind turbine electrical control systems and core electrical components, as well as our D-VAR® and SolarTie systems for power grid application incorporate our PowerModuletm technology.

Customers

Since our inception, we have served more than ten Wind customers, including CSR-ZELRI, Dongfang Turbine Company, Doosan Heavy Industries, Hyundai Heavy Industries, Inox Wind, Shenyang Blower Works, XJ Group and JCNE. During this period we have also served over 100 Grid customers, including Alliant Energy, Areva, Basin Electric, Keys Energy, Long Island Power Authority and TransCanada.

Facilities and Manufacturing

Our AMSC Power Systems business currently operates out of manufacturing facilities in New Berlin and Middleton, Wisconsin; and Suzhou, China, as well as an engineering center in Klagenfurt, Austria. In New Berlin, Wisconsin, we design, develop, assemble and test our PowerModuletm power electronic converters, D-VAR® RT and SolarTie Grid Interconnection systems. We also manufacture and test our PowerModuletm family of products at our Suzhou, China manufacturing facility. We outsource the manufacture of components of our PowerModuletm power converters, allowing us to focus on our core competency of design and final assembly and testing of PowerModuletm systems. This also provides us with the flexibility to use best-of-breed subcomponents in the assembly of our converters. We assemble and test components and PowerModuletm power converters for use in our grid reliability, power quality and interconnection, products such as D-VAR® and systems in our Middleton, Wisconsin facility. Personnel supporting our Windtec brand operate out of Klagenfurt, Austria, which houses our wind turbine core engineering, design and sales teams. Our AMSC Superconductors business unit currently operates out of a facility in Devens, Massachusetts.

As of April 1, 2011, the New Berlin, Middleton and Devens facilities primarily support our Grid business and the Suzhou and Klagenfurt facilities primarily support our Wind business.

Sales and Marketing

Our strategy is to serve customers locally in our core target markets through a direct sales force operating out of sales offices worldwide. The sales force also leverages business development staff for our various offerings as well as our team of wind turbine engineers and power grid transmission planners, all of whom help to ensure that we have an in-depth understanding of customer needs and provide cost-effective solutions for those needs.

Sinovel represented approximately 68%, 70% and 67% of our total revenue for fiscal years 2010, 2009 and 2008, respectively. Sinovel was the only customer representing more than 10% of our total revenue for those fiscal years. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further discussion of the Sinovel customer relationship.

The portion of total revenue recognized from customers located outside the United States was 93%, 87% and 84% for fiscal years 2010, 2009 and 2008, respectively. Of the revenue recognized from customers outside the United States, we recognized 82%, 88% and 86% from customers in China in fiscal years 2010, 2009 and 2008, respectively. For additional financial information, see the notes to consolidated financial statements included herein, including Note 16, “Business Segment and Geographic Information,” regarding our business segments.

Backlog

Excluding Sinovel, we had backlog at March 31, 2011 of approximately $228.4 million from government and commercial customers, compared to $206.7 million at March 31, 2010. Backlog represents the value of contracts and purchase orders received less the revenue recognized to date on those contracts and purchase orders. Of our $228.4 million in backlog as of March 31, 2011, approximately 25% was scheduled for shipment to our customers during fiscal 2011 based on contractually agreed-upon terms.

Including Sinovel, we had backlog at March 31, 2011 of approximately $921.5 million, compared to $588.3 million at March 31, 2010. On March 31, 2011, Sinovel refused to accept contracted shipments of 1.5-MW and 3-MW wind turbine core electrical components and spare parts that we were prepared to deliver. As a result, we have not made shipments to Sinovel since February 2011. If Sinovel continues not to accept these shipments, or terminates, reduces or defers firm orders, we will not be able to complete these shipments and we may not generate the revenue supported by contracts.

Competition

We face competition in various aspects of our technology and product development. We believe that competitive performance in the marketplace depends upon several factors, including technical innovation, range of products, range of services, product quality and reliability, customer service and technical support.

Wind

We face competition for the supply of wind turbine engineering design services from design engineering firms such as Garrad Hassan, and from licensors of wind turbine systems such as Aerodyn, AventisEnergy and Fuhrlander.

We face competition from companies offering power electronic converters for use in applications for which we expect to sell our PowerModuletm products. These companies include ABB, Inverpower, SatCon, Semikron and Xantrex (a subsidiary of Schneider Electric).

We face competition from companies offering wind turbine electrical system components, which include ABB, Converteam, Guotong Electric, Ingeteam, Mita-Teknik, Woodward and Xantrex. We also face indirect competition in the wind energy market from manufacturers of wind energy systems, such as Gamesa, General Electric, Suzlon and Vestas.

Grid

We face competition from other companies offering FACTS systems similar to our D-VAR® and SVC solutions. These include SVCs from ABB, Alstrom, AREVA, Mitsubishi Electric and Siemens; adaptive VAR compensators and STATCOMs produced by S&C Electric; DVRs produced by companies such as ABB and S&C Electric; and flywheels and battery-based UPS systems offered by various companies around the world.

We face competition both from vendors of traditional wires made from materials such as copper and from companies who are developing HTS wires. We also face competition for our Amperiumtm wire from a number of companies in the United States and abroad who are developing 2G HTS wire technology. These include Innova, MetOx, Superconductor Technologies and Superpower (a subsidiary of Royal Philips Electronics) in the United States; Fujikura, Furukawa, Showa and Sumitomo in Japan; SuNAM in South Korea; and Bruker, evico

GmbH and Nexans in Europe. Certain companies, including evico GmbH, Furukawa, Nexans, Showa and Sumitomo Electric, have been focusing their research programs more recently on the development of 2G HTS wire made by the same or similar processes we have chosen to use to manufacture our Amperiumtm wire.

Many of our competitors have substantially greater financial resources, research and development, manufacturing and marketing capabilities than we do. In addition, as our target markets develop, other large industrial companies may enter these fields and compete with us.

Patents, Licenses and Trade Secrets

Patent Background

An important part of our business strategy is to develop a strong worldwide patent position in all of our technology areas. Our intellectual property (“IP”) portfolio includes both patents we own and patents we license from others. We devote substantial resources to building a strong patent position, and we believe that we have significantly strengthened our position in the past several years. As of March 31, 2011, we owned (either solely or jointly) 120 U.S. patents and more than 45 U.S. patent applications on file. We also hold licenses from third parties covering more than 115 issued U.S. patents and patent applications. Together with the international counterparts of each of these patents and patent applications, we own more than 610 patents and patent applications worldwide, and have rights through exclusive and non-exclusive licenses to more than 320 additional patents and patent applications. We believe that our current patent position, together with our expected ability to obtain licenses from other parties to the extent necessary, will provide us with sufficient proprietary rights to develop and sell our products. However, for the reasons described below, we cannot assure you that this will be the case.

Despite the strength of our patent position, a number of U.S. and foreign patents and patent applications of third parties relate to our current products, to products we are developing, or to technology we are now using in the development or production of our products. We may need to acquire licenses to those patents, contest the scope or validity of those patents, or design around patented processes or applications as necessary. If companies holding patents or patent applications that we need to license are competitors, we believe the strength of our patent portfolio will significantly improve our ability to enter into license or cross-license arrangements with these companies. We have already successfully negotiated cross-licenses with several competitors. We may be required to obtain licenses to some patents and patent applications held by companies or other institutions, such as national laboratories or universities, not directly competing with us. Those organizations may not be interested in cross-licensing or, if willing to grant licenses, may charge unreasonable royalties. We have successfully obtained licenses related to HTS wire from a number of such organizations with royalties we consider reasonable. Based on historical experience, we expect that we will be able to obtain other necessary licenses on commercially reasonable terms. However, we cannot assure you that we will be able to obtain all necessary licenses from competitors on commercially reasonable terms, or at all.

Failure to obtain all necessary patents, licenses and other IP rights upon reasonable terms could significantly reduce the scope of our business and have a material adverse effect on our results of operations. We do not now know the likelihood of successfully contesting the scope or validity of patents held by others. In any event, we could incur substantial costs in challenging the patents of other companies. Moreover, third parties could challenge some of our patents or patent applications, and we could incur substantial costs in defending the scope and validity of our own patents or patent applications whether or not a challenge is ultimately successful.

There are no patents that we own or license expiring during fiscal 2011 that we consider material to our business or competitiveness.

Wind and Grid Patents

We have received patents and filed a significant number of additional patent applications on power quality and reliability systems, including our D-VAR® system. Our products are covered by more than 95 patents and patents pending worldwide on both our systems and power converter products. The patents and applications focus on inventions that significantly improve product performance and reduce product costs, thereby providing a competitive advantage. One invention of note allows for a reduction in the number of power inverters required in the system by optimally running the inverters in overload mode, thereby significantly reducing overall system costs. Another important invention uses inverters to offset transients due to capacitor bank switching, which provides improved system performance.

Under our Windtec brand, we design a variety of wind turbine systems and license these designs, including expertise and patent rights, to third parties for an upfront fee. Windtec wind turbine designs are covered by more than 100 patents and patents pending worldwide on wind turbine technology. We have patent coverage on the unique design features of our blade pitch control system, which ensures optimal aerodynamic flow conditions on the turbine blades and improves system efficiency and performance. The pitch system includes a patented SafetyLOCKtm feature that causes the blades to rotate to a feathered position to prevent the rotor blades from spinning during a fault.

We recognize the importance of IP protection in China and believe that China is steadily moving toward recognizing and acting in accordance with international norms for IP. As such, we have incorporated China in our patent strategy for all of our various products. Nevertheless, we recognize that the risk of IP piracy is still higher in China than in most other industrialized countries, and so we are careful to limit the technology we provide through our product sales and other expansion plans in China. While we take the steps necessary to ensure the safety of our IP, we cannot assure you that these measures will be fully successful. For example, see Part I, Item 3, “Legal Proceedings,” for more information regarding legal proceedings that we have initiated against Sinovel alleging the illegal use of our intellectual property.

HTS Patents

Since the discovery of high temperature superconductors in 1986, rapid technical advances have characterized the HTS industry, which in turn have resulted in a large number of patents, including overlapping patents, relating to superconductivity. As a result, the patent situation in the field of HTS technology and products is unusually complex. We have obtained licenses to patents and patent applications covering some HTS materials. However, we may have to obtain additional licenses to HTS materials.

We are focusing on the production of our Amperiumtm wire, and we intend to continue to obtain a proprietary position in 2G HTS wire through a combination of patents, licenses and proprietary expertise. In addition to our owned patents and patent applications in 2G HTS wire, we have obtained licenses from (i) MIT for the MOD process we use to deposit the YBCO layer, Alcatel-Lucent, on the YBCO material, and (ii) the University of Tennessee/Battelle to the RABiTS® process we use for the substrate and buffer layers for this technology. If alternative processes become more promising in the future, we will also seek to develop a proprietary position in these alternative processes.

We have a significant number of patents and patents pending covering applications of HTS wire, such as HTS fault current limiters, FaultBlockertm technology (including both HTS power cables and fault current limiting capability) and HTS rotating machines. Since the superconductor rotating machine and FaultBlockertm applications are relatively new, we are building a particularly strong patent position in these areas. At present, we believe we have the broadest and most fundamental patent position in superconductor rotating machines technology. We have also filed a series of patents on our concept for our proprietary FaultBlockertm technology. However, there can be no assurance that that these patents will be sufficient to assure our freedom of action in these fields without further licensing from others.

Trade Secrets

Some of the important technology used in our operations and products is not covered by any patent or patent application owned by or licensed to us. However, we take steps to maintain the confidentiality of this technology by requiring all employees and all consultants to sign confidentiality agreements and by limiting access to confidential information. We cannot assure you that these measures will prevent the unauthorized disclosure or use of that information. For example, see Part I, Item 3, “Legal Proceedings,” for more information regarding legal proceedings that we have initiated against Sinovel alleging the illegal use of our intellectual property. In addition, we cannot assure you that others, including our competitors, will not independently develop the same or comparable technology that is one of our trade secrets.

Employees

As of March 31, 2011, we employed 848 persons, 32 of whom have a Ph.D. in materials science, physics or other fields. None of our employees is represented by a labor union. Retaining our key employees is important for achieving our goals, and we are committed to developing a working environment that motivates and rewards our employees.

In August 2011, we initiated a restructuring plan to reorganize global operations, streamline various functions of the business, and reduce our global workforce to match the demand for our products. From April 1, 2011 through the date of this filing, we have reduced our global workforce by approximately 30%, which is expected to result in annual savings of approximately $30 million. As of August 31, 2011, we employed 599 persons.

Available Information

We file reports, proxy statements and other documents with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file at the SEC Headquarters at Office of Investor Education and Assistance, 100 F Street, NE, Washington, D.C. 20549. You should call 1-800-SEC-0330 for more information on the public reference room. Our SEC filings are also available to you on the SEC’s Internet site at www.sec.gov.

Our internet address is www.amsc.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this document. We make available free of charge through our web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the SEC.

We intend to disclose on our website any amendments to our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the SEC rules.

EXECUTIVE OFFICERS OF THE REGISTRANT

The table and biographical summaries set forth below contain information with respect to our executive officers as of the date of this filing:

Name	Age	Position

Daniel P. McGahn	40	President, Chief Executive Officer
David A. Henry	50	Senior Vice President, Chief Financial Officer and Treasurer
Timothy D. Poor	44	Executive Vice President, Sales, Business Development and Wind Segment
Susan J. DiCecco	59	Senior Vice President, Corporate Administration

Daniel P. McGahn joined us in December 2006 and has been chief executive officer since June 2011. He previously served as president and chief operating officer from December 2009 to June 2011, as senior vice president and general manager of our AMSC Superconductors business unit from May 2008 until December 2009, as vice president from January 2008 to May 2008 and as vice president of strategic planning and development from December 2006 to January 2008. From 2003 to 2006, Mr. McGahn served as executive vice president and chief marketing officer of Konarka Technologies.

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

Timothy D. Poor joined us in September 2001 and served as senior vice president, global sales and business development, responsible for our global sales, business development and marketing from March 2008 until May

2011, when he was appointed executive vice president, sales, business development and wind segment. From May 2007 to March 2008, Mr. Poor was the vice president and deputy general manager, AMSC Power Systems. From September 2001 to May of 2007, Mr. Poor held the position of director, AMSC Power Systems sales & business development. He was promoted to managing director in March 2006. Prior to joining our company, Mr. Poor worked at General Electric (“GE”) in the GE Industrial Systems division for seven years in various sales, six sigma, and sales management positions. Prior to GE, Mr. Poor was an engineering consultant at Arthur Andersen & Company.

Susan J. DiCecco was appointed senior vice president, corporate administration in May 2011, having served as vice president, corporate administration since August 2009 and is responsible for worldwide human resources, information technologies and environmental health and safety. Mrs. DiCecco joined us in 2000 and was named vice president of human resources in 2006. Previously, Mrs. DiCecco held a number of human resources and operational positions at W.A.Wilde Company, Kidde Fenwal Company and General Motors among others.

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

Our corporate headquarters and Amperiumtm wire manufacturing operations are located in a 355,000-square-foot facility owned by us and located in Devens, Massachusetts.

We also occupy leased facilities located in Middleton and New Berlin, Wisconsin; Suzhou and Beijing, China; and Klagenfurt, Austria with a combined total of approximately 341,000 square feet of space. These leases have varying expiration dates through February 2016 which can generally be terminated at our request after a six month advance notice. Our other locations focus primarily on applications engineering, sales and/or field service and do not have significant leases or physical presence. We believe all of these facilities are well-maintained and suitable for their intended uses.

The following table summarizes information regarding our significant leased and owned properties, as of March 31, 2011:

Location	Square Footage	Owned/Leased

United States
Devens, Massachusetts	355,000	Owned
Middleton, Wisconsin	95,000	Leased
New Berlin, Wisconsin	50,000	Leased
China
Suzhou	124,000	Leased
Beijing	10,000	Leased
Austria
Klagenfurt	62,000	Leased

Item 3.	LEGAL PROCEEDINGS

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

Market Information

Our common stock has been listed on the NASDAQ Global Select Market under the symbol “AMSC” since 1991. The following table sets forth the high and low sales price per share of our common stock as reported on the NASDAQ Global Select Market for the two most recent fiscal years:

	Common Stock
	Price
	High	Low

Fiscal year ended March 31, 2011:
First quarter	$34.21	$24.35
Second quarter	33.10	25.59
Third quarter	38.88	27.41
Fourth quarter	30.42	21.70
Fiscal year ended March 31, 2010:
First quarter	$30.25	$16.99
Second quarter	37.58	21.31
Third quarter	43.41	28.76
Fourth quarter	43.95	25.13

After we announced on April 5, 2011 that our largest customer, Sinovel, had refused shipments on March 31, 2011, our stock price dropped significantly. During the three months ended June 30, 2011, the high and low sales price per share of our common stock was $25.19 and $7.40, respectively.

Holders

The number of holders of record of our common stock on September 15, 2011 was 431.

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

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from March 31, 2006 to March 31, 2011 with the cumulative total return of (i) the Russell 2000 Index and (ii) the S&P 500 Index. This graph assumes the investment of $100.00 on March 31, 2006 in our common stock, the Russell 2000 Index and the S&P 500 Index, and assumes any dividends are reinvested. Measurement points are March 31, 2007; March 31, 2008; March 31, 2009; March 31, 2010; and March 31, 2011.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among American Superconductor Corporation, the Russell 2000 Index
and the S&P 500 Index

Company/Index	3/31/2006	3/31/2007	3/31/2008	3/31/2009	3/31/2010	3/31/2011

American Superconductor Corporation	100	118.68	204.32	152.51	254.63	219.12
Russell 2000 Index	100	105.91	92.14	57.58	254.63	117.90
S&P 500 Index	100	111.83	106.15	65.72	98.43	113.83

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data reflects the results of operations and balance sheet data for the fiscal years ended March 31, 2007 to 2011. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K, in order to understand further the factors that may affect the comparability of the financial data presented below.

	Fiscal Year Ended March 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)

Revenues	$286,603	$315,955	$182,755	$112,396	$52,183
Net (loss) income	(186,284)	16,248	(16,635)	(25,447)	(34,675)
Net (loss) income per common share — basic	(3.95)	0.37	(0.39)	(0.65)	(1.04)
Net (loss) income per common share — diluted	(3.95)	0.36	(0.39)	(0.65)	(1.04)
Total assets	441,209	400,184	309,106	261,234	132,433
Working capital	174,625	158,234	131,187	124,334	34,942
Cash, cash equivalents, marketable securities and restricted cash	245,475	155,118	117,207	119,404	35,324
Stockholders’ equity	292,855	280,965	221,861	208,452	101,621

Net loss for the fiscal year ended March 31, 2011 was primarily attributable to events surroundings our largest customer, Sinovel, a manufacturer of wind energy systems in China. Sinovel refused to accept scheduled shipments on March 31, 2011. This action, combined with aged outstanding receivables from Sinovel and other Chinese customers prompted management to review whether revenue was properly recorded in prior periods. As a result of this review, accounting errors were identified that affected the Company’s reported results for the quarters ended September 30, 2010 and December 31, 2010. In addition, fourth quarter fiscal 2010 results were negatively impacted by a judgment that the customer relationship with Sinovel would no longer continue, which impacted the valuation of assets, including inventory and goodwill, as well as the accrual of losses on adverse purchase commitments associated with the purchase of materials to support the manufacture of product for Sinovel. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further discussion of the Sinovel customer relationship and the accounting errors and their impact to the consolidated financial statements.

Working capital for the fiscal year ended March 31, 2011 included the November 2010 issuance of 4,600,000 shares of common stock at a price of $35.50 per share in a public equity offering, which resulted in net proceeds to the Company of approximately $155.2 million, after deducting the underwriting costs and offering expenses of $8.1 million.

Also included in the net loss for the fiscal year ended March 31, 2011 was $13.4 million in employee stock-based compensation expense. Net income for the fiscal year ended March 31, 2010 included $13.5 million in employee stock-based compensation expense and a $0.5 million charge primarily for restructuring related to our decision to consolidate our Massachusetts operations into one facility in Devens, Massachusetts. Net loss for the fiscal year ended March 31, 2009 included $9.7 million in employee stock-based compensation expense and a $1.0 million charge primarily for restructuring related to our decision to consolidate our Massachusetts operations into one facility in Devens, Massachusetts. Net loss for the fiscal year ended March 31, 2008 included $5.7 million in employee stock-based compensation expense, a $6.7 million charge for restructuring and $0.8 million in long-lived asset impairments. Net loss for the fiscal year ended March 31, 2007 included $3.7 million in employee stock-based compensation expense and a $0.7 million charge for restructuring and long-lived asset impairments related to our decision to re-align the AMSC Wires and AMSC SuperMachines business units into the newly formed AMSC Superconductors business unit.

On January 5, 2007, we acquired Windtec Consulting GmbH, a corporation organized under the laws of Austria, which was renamed AMSC Windtec GmbH (“AMSC Windtec”). AMSC Windtec develops and sells electrical systems for wind turbines. AMSC Windtec also provides technology transfer for the manufacturing of wind turbines; documentation services; and training and support regarding the assembly, installation, commissioning, and service of wind turbines. The acquisition agreement included an earn-out provision for the issuance of up to an additional 1,400,000 shares of common stock upon AMSC Windtec’s achievement of specified revenue objectives during the first four fiscal years following closing of the acquisition. During the fiscal year ended March 31, 2011, we recorded contingent consideration of $10.0 million to goodwill and additional paid-in capital representing 350,000 shares earned. These 350,000 shares are expected to be issued in the second quarter of the fiscal year ending March 31, 2012. As of March 31, 2011, we have recorded contingent consideration up to the maximum amount of shares that could be earned under the agreement. Beginning on January 5, 2007, Windtec’s results of operations are included in our consolidated financial statements.

On April 27, 2007, we acquired Power Quality Systems, Inc. (PQS), a Pennsylvania corporation. Pursuant to the merger agreement, we acquired all of the issued and outstanding shares of PQS, for which we issued 295,329 shares of our common stock. We valued the acquisition at approximately $4.3 million (excluding acquisition costs) using a value of $14.73 per share, which represents the five-day average closing price of the common stock from the two trading days before through two trading days after the signing of the merger agreement and the public announcement of the acquisition. The all-stock transaction also included an earn-out opportunity. with the potential for up to an additional 475,000 shares of our common stock to be issued to PQS’s former owners based on the achievement of certain order growth targets for existing PQS products for fiscal 2007 and 2008. As of March 31, 2009, an additional 150,000 shares were earned based on achieving the order growth targets for fiscal 2007 and fiscal 2008. These shares were valued at approximately $3.0 million, and were recorded to goodwill. As a result of this transaction, PQS is operated by AMSC Power Systems. The results of PQS’s operations are included in our consolidated results from the date of acquisition of April 27, 2007.

The impact of the above mentioned acquisitions is discussed further in Note 8, “Goodwill and Other Intangible Assets,” to the consolidated financial statements included in Item 8 herein.

Item 7.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Readers are strongly urged to read the Amendments to our Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2010 and December 31, 2010 and this Annual Report on Form 10-K for the fiscal year ended March 31, 2011 together for a more complete understanding of the Company’s financial condition.

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

Our wind and power grid solutions help to improve energy efficiency, alleviate power grid capacity constraints and increase the adoption of renewable energy generation. Demand for our solutions is driven by the growing needs for renewable sources of electricity, such as wind and solar energy, and for modernized smart grids that improve power reliability and quality. Concerns about these factors have led to increased spending by corporations as well as supportive government regulations and initiatives on local, state, national and global levels, including renewable portfolio standards, tax incentives and international treaties.

We manufacture products using two proprietary core technologies: PowerModuletm programmable power electronic converters and our Amperiumtm HTS wires. These technologies and our system-level solutions are protected by a broad and deep intellectual property portfolio consisting of hundreds of patents and licenses worldwide.

On March 12, 2011, we entered into a definitive agreement to acquire The Switch Engineering Oy, headquartered in Vantaa, Finland. The Switch designs, manufactures and markets wind power products, including permanent magnet generators and power converter systems, as well as grid products such as commercial and small utility-scale solar inverters to customers in Asia, including China, Europe and North America.

As of April 1, 2011, we are segmenting our operations into two new market-facing business units: Wind and Grid. We believe this market-centric structure enables us to more effectively anticipate and meet the needs of wind turbine manufacturers, power generation project developers and electric utilities.

•	Wind. Through our Windtec brand, our Wind business enables manufacturers to field wind turbines with exceptional power output, reliability and affordability. We license our highly engineered wind turbine designs, provide extensive customer support services and supply advanced power electronics and control systems to wind turbine manufactures. Our design portfolio includes a broad range of drive trains and power ratings up to 10 megawatts. We believe our unique engineering capabilities, ranging from bearings to advanced synchronous generators to blades, enables us to provide our partners with highly-optimized wind turbine platforms. Furthermore, these designs and support services typically lead to sales of our power electronics and software-based control systems, which are designed for optimized performance, efficiency and grid compatibility.

•	Grid. Our Grid segment enables electric utilities and renewable energy project developers to connect, transmit and distribute power with exceptional efficiency, reliability and affordability. We provide transmission planning services that allow us to identify power grid congestion, poor power quality and other risks, which help us determine how our solutions can improve network performance. These services often lead to sales of grid interconnection solutions for wind farms and solar power plants, power quality systems and transmission and distribution cable systems.

Prior to April 1, 2011, we segmented our operations through two technology-centric business units: AMSC Power Systems and AMSC Superconductors. AMSC Power Systems included all of our Wind products, as well as Grid products that regulate voltage for wind farm voltage electric utilities, renewable generation project developers and industrial operations. Solutions from our AMSC Superconductors business unit have been incorporated into our Grid business unit.

Our fiscal year begins on April 1 and ends on March 31. When we refer to a particular fiscal year, we are referring to the fiscal year beginning on April 1 of that same year. For example, fiscal 2010 refers to the fiscal year beginning on April 1, 2010. Other fiscal years follow similarly.

Our cash requirements depend on numerous factors, including successful completion of our product development activities, ability to commercialize our product prototypes, rate of customer and market adoption of our products, collecting receivables according to established terms, and the continued availability of U.S. government funding during the product development phase. Significant deviations to our business plan with regard to these factors, which are important drivers to our business, could have a material adverse effect on our operating performance, financial condition, and future business prospects. We expect to pursue the expansion of our operations through internal growth and potential strategic alliances and acquisitions.

Sinovel has been our largest customer, accounting for 68%, 70% and 67% of our total revenue for fiscal 2010, 2009 and 2008, respectively, and was the only customer accounting for more than 10% of our total revenue for those fiscal years. We derived our revenues from Sinovel through sales of core electrical components as well as development contracts for the design of wind turbines. On March 31, 2011, Sinovel refused to accept contracted scheduled shipments with a revenue value of approximately $65.2 million. In addition, we had approximately $62.0 million of receivables (excluding value added tax), some aged over six months, outstanding as of March 31, 2011 from Sinovel. The last payment received from Sinovel was in early March 2011. These factors, combined with aged receivables from other smaller Chinese customers, prompted management to review prior periods to determine if revenue had been properly recognized. The results of that review are more fully discussed in “Restatements” below.

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

Restatements

The refusal by Sinovel to accept scheduled shipments from us on March 31, 2011, as well as aging receivables from Sinovel and certain of our other customers in China, prompted us to re-evaluate our accounting judgments around revenue recognition and, accounts receivable. This re-evaluation included an internal review of documents and interviews with management and other personnel with the assistance of external counsel. As a result, we determined that revenues and accounts receivable were incorrectly recorded in the quarterly period ended September 30, 2010 for certain of our customers in China as the fee for shipments of products to these customers was not fixed or determinable or collectability was not reasonably assured at the time of shipment. Further, as a result of aging receivables and other negative events surrounding the customer relationship, we concluded that revenue related to shipments to Sinovel in the quarterly period ended December 31, 2010 was incorrectly recorded since collectability was not reasonably assured at the time of shipment. For these customers, we have restated revenues based on a cash basis of accounting with cash applied first against accounts receivable balances, as in the case of Sinovel as of September 30, 2010, then costs of shipments (inventory and value added taxes) before recognizing any gross margin. We had previously recognized revenues in the quarters ended September 30, 2010 and December 31, 2010 based on the receipt of shipments by these customers but prior to our receipt of payment for such shipments. Accordingly, our unaudited condensed consolidated financial statements for the three and six months ended September 30, 2010 and the three and nine months ended December 31, 2010 have been restated to reflect restatement adjustments to record revenues on a cash basis for these certain customers in China as well as the related effects to accounts receivable, inventory, deferred taxes, stockholders’ equity, cost of revenues, operating expenses, income taxes and other accounts on the unaudited condensed consolidated financial statements.

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

Included in the restatement adjustments for the three months ended December 31, 2010, is an increase in the provision for excess and obsolete inventory of $2.1 million and a write-off of certain prepaid value added taxes of $0.1 million that relate to amounts due from certain of its customers in China which the Company determined were not recoverable as of December 31, 2010. Additionally, we determined that the achievement of certain Company performance measures would not be met as of December 31, 2010 with revenue for certain customers now being recorded on a cash basis and we recorded a restatement adjustment to reduce our bonus accrual by $1.4 million and stock-based compensation expenses by $1.2 million. The Company also recorded an adjustment of $0.6 million to increase property, plant and equipment and accrued expenses related to the implementation of the Company’s new enterprise resource planning system. In addition, the Company identified and corrected minor errors in the unaudited condensed consolidated statement of cash flows for the nine months ended December 31, 2010.

Fiscal 2010 Annual Report

The Company recorded the following material charges in the fourth quarter of its consolidated financial statements for the fiscal year ended March 31, 2011:

Impact on loss before income tax expense for the quarterly period ended March 31, 2011:
Increase in provision for excess and obsolete inventory	$61,216
Loss on purchase commitments	38,763
Goodwill and long-lived asset impairment	49,955
Write-off of prepaid value added taxes	5,355

Total impact on loss before income tax expenses for the quarterly period ended March 31, 2011	$155,289

Results of Operations

As discussed above, prior to April 1, 2011, we operated and reported our financial results to the Chief Executive Officer in two reportable business units: AMSC Power Systems and AMSC Superconductors.

Our AMSC Power Systems business unit designs, develops, manufactures and markets power electronic products, systems and solutions that generate and rapidly switch, control and modulate power. This business unit also provides proprietary wind turbine designs and extensive support services to wind turbine manufacturers. Our AMSC Power Systems business unit offers products that meet the needs of customers in a broad array of industries, including the transmission and distribution, wind power and manufacturing industries

Our AMSC Superconductors business unit designs, develops, manufactures and sells Amperiumtm wire and products made with Amperiumtm wire. We sell wire to original equipment manufacturers (OEMs) that incorporate Amperiumtm wire into value-added products, which are, in turn, sold to electric utilities, ship integrators and industrial end-users, among others. We also develop power cable systems, fault current limiters and rotating machines (including electric motors, generators and synchronous condensers) based on our Amperiumtm wire. In addition, the business unit manages projects that utilize these value-added HTS products to create market demand for Amperiumtm wire.

Fiscal Years Ended March 31, 2011 and March 31, 2010

Revenues

Total revenues decreased by 9% to $286.6 million in fiscal 2010 from $316.0 million for fiscal 2009. Our revenues are summarized as follows (in thousands):

	Fiscal Years Ended
	March 31,
	2011	2010

AMSC Power Systems	$276,440	$304,276
AMSC Superconductors	10,163	11,679

Total	$286,603	$315,955

Revenues in our AMSC Power Systems business unit consist of revenues from wind turbine electrical systems and core components, wind turbine license and development contracts as well as D-VAR®, D-VAR® RT, SVC and PowerModuletm product sales, service contracts and consulting arrangements. We also engineer, install and commission our products on a turnkey basis for some customers. Our AMSC Power Systems business unit accounted for 96% of total revenues for both fiscal 2010 and 2009. Revenues in the AMSC Power Systems business unit decreased 9% to $276.4 million in fiscal 2010 from $304.3 million in fiscal 2009. The decrease in AMSC Power Systems business unit revenues were negatively impacted by the March 31, 2011 refusal by Sinovel to accept contracted shipments of 1.5 megawatt (MW) and 3 MW wind turbine core electrical components and spare parts that we were prepared to deliver with a potential revenue value of approximately $65.2 million. Further, AMSC Power Systems revenues were negatively impacted by the net effect of restatement adjustments described above. In conjunction with the application of cash basis accounting for certain of our other customers in China beginning in the three months ended September 30, 2010 and Sinovel beginning in the three months ended December 31, 2010, cash received is applied first against accounts receivable balances, as in the case of Sinovel as of September 30, 2010, then costs of shipments (inventory and value added taxes) before recognizing any gross margin. This resulted in decreases in revenue recognized from Sinovel and certain of our other customers in China during the fiscal year ended March 31, 2011. Revenues from Sinovel were $194.8 million and $221.8 million in fiscal 2010 and 2009, respectively. As discussed above, we are now operating our business assuming that Sinovel will not be a customer.

Based on the average Euro and Renminbi exchange rates in fiscal 2010, revenues denominated in these foreign currencies translated into U.S. dollars were $2.1 million higher compared to the translation of these revenues using the average exchange rates of these currencies for fiscal 2009.

Revenues in our AMSC Superconductors business unit consist of contract revenues, HTS wire sales, revenues under government-sponsored electric utility projects, and other prototype development contracts. AMSC Superconductors business unit revenue is primarily recorded using the percentage-of-completion method. AMSC Superconductors accounted for 4% revenues for both fiscal 2010 and 2009. AMSC Superconductors revenue decreased 13% to $10.2 million in fiscal 2010 from $11.7 million in fiscal 2009. Revenues from significant AMSC Superconductors government-funded contract revenues are summarized as follows (in thousands):

			Revenue Earned for
		Revenue Earned	the Year
	Expected Total	through	Ended March 31,
Project Name	Contract Value	March 31, 2011	2011	2010

HYDRA	$24,908	$10,552	$979	$1,721
LIPA I and II	40,141	38,401	4,050	3,616
DOE-FCL	7,898	6,553	2,147	1,403
NAVSEA Motor Study	6,511	6,492	280	332

Total	$79,458	$61,998	$7,456	$7,072

These significant projects represented 73% and 61% of our AMSC Superconductors business unit’s revenue for fiscal 2010 and 2009, respectively.

Project HYDRA is a project with Consolidated Edison, Inc. which is being partially funded by the Department of Homeland Security (“DHS”). DHS is expected to invest up to a total of $24.9 million in the development of a new HTS power grid technology called FaultBlockertm cable systems. FaultBlockertm cable systems are designed to utilize customized Amperiumtm HTS wires, and ancillary controls to deliver more power through the grid while also being able to suppress power surges that can disrupt service. Of the total $24.9 million in funding expected from DHS, it has committed funding of $12.6 million to us as of March 31, 2011. Consolidated Edison and Southwire Company are our subcontractors on this project.

LIPA I, completed in the first quarter of fiscal 2009, was a project to install an HTS power cable system at transmission voltage using our first generation HTS wire for the Long Island Power Authority. LIPA II is a project to install an HTS power cable using our Amperiumtm wire for the Long Island Power Authority. DOE-FCL is a project to develop and demonstrate a transmission voltage SuperLimiter fault current limiter (“FCL”). The NAVSEA Motor Study is a project designed to test the 36.5 MW superconductor motor developed for the U.S. Navy.

Cost of Revenues and Gross Margin

Cost of revenues increased by 53% to $308.2 million for fiscal 2010, compared to $201.0 million for fiscal 2009. Gross margin decreased to (7.5)% in fiscal 2010 from 36.4% in fiscal 2009. The significant decrease in gross margin in fiscal 2010 as compared to fiscal 2009 was primarily attributed to the restatement adjustments, inventory write-offs and losses on adverse purchase commitments described above. In conjunction with the application of cash basis accounting for Sinovel and certain of our other customers in China beginning in the three months ended December 31, 2010, cash received is applied first against accounts receivable balances, as in the case of Sinovel as of September 30, 2010, then costs of shipments (inventory and value added taxes) before recognizing any gross margin. This resulted in decreases in cost of revenues and gross margin from Sinovel and certain of our other customers in China during the fiscal year ended March 31, 2011.

Based on the average Euro and Renminbi exchange rates in fiscal 2010, costs of revenues denominated in these foreign currencies translated into U.S. dollars were $3.8 million higher compared to the translation of these cost of revenues using the average exchange rates of these currencies for fiscal 2009.

Operating Expenses

Research and development

A portion of our R&D expenditures related to externally funded development contracts has been classified as cost of revenues (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost-sharing funding. Our R&D expenditures are summarized as follows (in thousands):

	Fiscal Years Ended
	March 31,
	2011	2010

R&D expenses per consolidated statements of operations	$32,517	$23,593
R&D expenditures reclassified as cost of revenues	18,012	14,869
R&D expenditures offset by cost-sharing funding	440	971

Aggregated R&D expenses	$50,969	$39,433

R&D expenses (exclusive of amounts classified as cost of revenues and amounts offset by cost-sharing funding) increased by 38% to $32.5 million, or 11% of revenue, for fiscal 2010 from $23.6 million, or 7% of revenue, for fiscal 2009. The increase in R&D expenses was driven primarily by increased headcount and related labor spending, as well as added material and overhead spending to support new product development in our AMSC Power Systems business unit. The increase in R&D expenditures reclassified to cost of revenue was a result of increased efforts under license and development contracts for wind turbine designs at AMSC Windtec compared to the prior year. Aggregated R&D expenses, which include amounts classified as cost of revenues and amounts offset by cost-sharing funding, increased 29% to $51.0 million, or 18% of revenue, for fiscal 2010, compared to $39.4 million, or 12% of revenue, for fiscal 2009. The increase in fiscal 2010 was driven primarily by the net impact of the factors described above.

We present aggregated R&D, which is a measure (a “non-GAAP measure”) not calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”), because we believe it provides useful information on our aggregate R&D spending and because R&D expenses as reported on the consolidated statements of income have been, and may in the future be, subject to significant fluctuations solely as a result of changes in the level of externally funded contract development work, resulting in significant changes in the amount of the costs recorded as costs of revenues rather than as R&D expenses, as discussed above.

Selling, general, and administrative

SG&A expenses increased by 43% to $72.4 million, or 25% of revenue, in fiscal 2010 from $50.4 million, or 16% of revenue, in fiscal 2009. The increase in SG&A expenses was primarily attributed to write-offs of certain prepaid value added taxes due to collectability not being reasonably assured for prior shipments to certain customers in China, as well as higher labor and related costs driven by headcount growth and costs incurred related to the implementation of our new enterprise resource planning system. Also included in the accompanying consolidated statements of operations for the year ended March 31, 2011 are acquisition-related costs of approximately $1.0 million related to the planned acquisition of The Switch.

We have taken certain actions to reduce our expenses and are in the process of implementing plans to better align spending with near-term revenues while continuing to maintain a high level of service and support for our customers. From April 1, 2011 through the date of this filing, we have reduced our global workforce by approximately 30%, which is expected to result in annual savings of approximately $30 million. For the portion of these actions that occurred in the second quarter of fiscal year 2011, we expect to recognize restructuring charges of $3 million to $4 million. These charges primarily relate to severance costs and are expected to be paid through fiscal 2012.

Amortization of acquisition related intangibles

We recorded $1.5 million in fiscal 2010 and $1.8 million in fiscal 2009 in amortization related to our contractual relationships/backlog, customer relationships, core technology and know-how, trade names and trademark intangible assets. These intangible assets are a result of our AMSC Windtec and PQS acquisitions.

Restructuring and impairments

We performed our annual assessment of goodwill of the Windtec and PSNA reporting units on March 31, 2011. As a result of reductions in our revenue and operating forecasts related to Sinovel and certain of our other customers in China, we determined that the goodwill related to both the Windtec and PSNA reporting units was fully impaired. Accordingly, we recorded impairment charges of $42.1 million and $6.9 million for the Windtec and PSNA reporting units, respectively, during the fourth quarter of fiscal 2010.

In connection with the assessment of the goodwill of the Windtec and PSNA reporting units, we performed an evaluation of our long-lived assets and intangible assets for potential impairment during the fourth quarter of fiscal 2010. As a result of reductions in our revenue and operating forecasts related to Sinovel and certain of our other customers in China, we determined that certain of our property, plant and equipment and intangible assets were impaired. Accordingly, we recorded impairment charges of $1.0 million during the fourth quarter of fiscal 2010.

On October 25, 2007, our Board of Directors approved a restructuring plan (the “Fiscal 2007 Plan”) to reduce operating costs through the closure of our last remaining facility in Westborough, Massachusetts and the consolidation of operations there, including our corporate headquarters, into our Devens, Massachusetts facility. No headcount reductions were associated with this plan. Aggregate restructuring charges associated with the Fiscal 2007 Plan were $7.9 million, of which $0.5 million was recorded in fiscal 2009 related to the closure of our Westborough, Massachusetts facility. All restructuring charges associated with the Fiscal 2007 Plan have resulted in cash disbursements and had been completed at the end of the second quarter of fiscal 2009. Cash paid under this plan was $0 in fiscal 2010 and $2.6 million in fiscal 2009.

Operating income

Our operating income is summarized as follows (in thousands):

	Fiscal Years Ended
	March 31,
	2011	2010

AMSC Power Systems	$(138,490)	$77,604
AMSC Superconductors	(25,911)	(24,432)
Unallocated corporate expenses	(13,582)	(14,511)

Total	$(177,983)	$38,661

AMSC Power Systems generated an operating loss of $138.5 in fiscal 2010 compared to operating income of $77.6 million in fiscal 2009. The decrease in fiscal 2010 was primarily attributable to Sinovel’s refusal to accept shipments on March 31, 2011 and the restatement adjustments and the material charges recorded in the fourth quarter of fiscal 2010, as described above. In conjunction with the application of cash basis accounting for Sinovel as of September 30, 2010, and certain of our other customers in China beginning in the three months ended December 31, 2010, cash received is applied first against accounts receivable balances, as in the case of Sinovel, then costs of shipments (inventory and value added taxes) before recognizing any gross margin.

AMSC Superconductors operating loss increased to $25.9 million in fiscal 2010 from $24.4 million in fiscal 2009. The increase in operating loss for fiscal 2010 is primarily due to lower sales, as described above.

Unallocated corporate expenses include stock-based compensation expense of $13.4 million for fiscal 2010 compared to $13.5 million for fiscal 2009. Unallocated corporate expenses also include $0.5 million of restructuring charges in fiscal 2009 related primarily to the closure of our facility in Westborough, Massachusetts.

Interest income, net

Interest income, net, was $0.8 million for both fiscal years 2010 and 2009, respectively. Due to recent economic conditions and the United States monetary policy intended to promote growth, the yields of our interest bearing assets are low as compared to prior periods.

Other income (expense), net

Other income (expense), net, was $6.8 million in fiscal 2010, compared to a loss, net of $2.7 million in fiscal 2009. The increase in other income (expense), net was due primarily to net foreign exchange and hedging gains in fiscal 2010, compared to losses in fiscal 2009. The primary components of other income (expense), net include net foreign currency translation and hedging gains, of $8.0 million and aggregate losses on minority investments in Blade Dynamics and Tres Amigas of $1.4 million for fiscal 2010.

Income Taxes

We recorded income tax expense of $16.0 million during fiscal 2010 and $20.5 million during fiscal 2009. Income tax expense in both periods was driven by income generated in foreign jurisdictions. Certain asset write-offs in our foreign jurisdictions such as goodwill are considered permanent differences and are not tax deductible. Other asset write-offs, such as inventory and prepaid value added taxes in China, are not currently deductible and result in deferred tax assets. Due to uncertainty around the realizability of these deferred tax assets, they have been fully reserved as of March 31, 2011.

Please refer to the “Risk Factors” section in Part I, Item 1A for a discussion of certain factors that may affect our future results of operations and financial condition.

Fiscal Years Ended March 31, 2010 and March 31, 2009

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

Our AMSC Power Systems business unit accounted for 96% of total revenues for fiscal 2009 and 92% of total revenues in fiscal 2008. Revenues in the AMSC Power Systems business unit increased 81% to $304.3 million in fiscal 2009 from $168.0 million in fiscal 2008. The increases in our AMSC Power Systems business unit revenues were primarily due to higher sales of wind turbine electrical systems and core components, primarily to customers in China, higher D-VAR® system shipments, as well as shipments of our D-VAR® RT product to ACCIONA Energy in Spain. Changes in foreign exchange rates from fiscal 2008 to fiscal 2009 had a de minimis effect on revenue in fiscal 2009.

Our AMSC Superconductors business unit accounted for 4% of total revenues for fiscal 2009 and 8% of total revenues in fiscal 2008. AMSC Superconductors revenue decreased 21% to $11.7 million in fiscal 2009 from

$14.7 million in fiscal 2008. Revenues from significant AMSC Superconductors government funded contract revenues are summarized as follows (in thousands):

		Revenue Earned	Revenue Earned for the Year
	Expected Total	through	Ended March 31,
Project name	Contract Value	March 31, 2010	2010	2009

HYDRA	$24,908	$9,573	$1,721	$4,207
LIPA I and II	40,141	34,351	3,616	2,934
DOE-FCL	7,898	4,406	1,403	2,080
NAVSEA Motor Study	6,511	6,212	332	2,940

Total	$79,458	$54,542	$7,072	$12,161

These significant projects represented 61% and 82% of our AMSC Superconductors business unit’s revenue for fiscal 2009 and 2008, respectively.

The decrease in AMSC Superconductors business unit revenue for the fiscal year ended March 31, 2010 was driven primarily by lower HYDRA project revenues due to delays in project milestones and the completion of the NAVSEA Motor Study. With respect to the contract with ConEdison for Project HYDRA, $24.9 million in funding is expected from DHS and it has committed funding of $12.6 million to us as of March 31, 2010. We recognized $1.7 million in revenue related to the Project HYDRA during fiscal 2009, compared to $4.2 million in fiscal 2008. ConEdison and Southwire Company are subcontractors to us on this project. On April 1, 2010, we received a modification to the contract that re-aligns the project funding to correlate with our current project plans to do further development and testing until parties can evaluate future in-grid cable demonstration options.

Cost of Revenues and Gross Margin

Cost of revenues increased by 54% to $201.0 million for fiscal 2009, compared to $130.9 million for fiscal 2008. Gross margin was 36.4% for fiscal 2009, compared to 28.4% for fiscal 2008. The increase in gross margin in fiscal 2009 as compared to fiscal 2008 was due primarily to a shift in mix towards higher margin wind turbine core electrical component shipments and material cost reductions, primarily resulting from the localization of component supply in China for our power electronic converters which are now manufactured there.

During the fourth quarter of the fiscal year ended March 31, 2010, we adjusted our cost of revenues by $0.7 million for an understatement of cost of revenues of $0.4 million and $0.3 million, net of tax, in the second and third quarters, respectively. The adjustment had no impact to the full year results for the year ended March 31, 2010. We evaluated this adjustment taking into account both qualitative and quantitative factors and considered the impact of this adjustment in relation to the fourth quarter of the fiscal year ended March 31, 2010. Management believes this adjustment was immaterial to both the consolidated quarterly and annual financial statements for all periods affected.

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

Selling, general, and administrative

SG&A expenses increased by 34% to $50.4 million, or 16% of revenue, in fiscal 2009 from $37.5 million, or 21% of revenue, for fiscal 2008. The increase in SG&A expenses was due primarily to higher stock-based compensation expense and higher labor and related costs driven by headcount growth in fiscal 2009, partially offset by a reduction in bad debt expense.

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

All restructuring charges associated with the Fiscal 2007 Plan have resulted in cash disbursements and had been completed at the end of the second quarter of fiscal 2009. Cash payments under this plan were $2.6 million in fiscal 2009 and $3.9 million in fiscal 2008.

Operating income (loss)

Our operating income (loss) is summarized as follows (in thousands):

	Fiscal Years Ended
	March 31,
	2010	2009

AMSC Power Systems	$77,604	$26,492
AMSC Superconductors	(24,432)	(23,655)
Unallocated corporate expenses	(14,511)	(11,033)

Total	$38,661	$(8,196)

AMSC Power Systems operating income increased to $77.6 million in fiscal 2009 from $26.5 million in fiscal 2008. The increase in fiscal 2009 was primarily the result of higher sales and gross margin, as described above.

AMSC Superconductors operating loss increased to $24.4 million in fiscal 2009 from $23.7 million in fiscal 2008. The increase in operating loss for the fiscal year ended March 31, 2010 is primarily due to lower sales and higher expensed material costs.

Unallocated corporate expenses include stock-based compensation expense of $13.5 million for fiscal 2009 compared to $9.7 million for fiscal 2008. Unallocated corporate expenses also include restructuring charges related primarily to the closure of our facility in Westborough, Massachusetts of $0.5 million for fiscal 2009 and $1.0 million for 2008.

Interest income, net

Interest income, net, decreased to $0.8 million income, net for fiscal 2009 from $2.8 million income, net in fiscal 2008, primarily due to lower interest rates, as we invested in more conservative assets due to the economic environment.

Other income (expense), net

Other income (expense), net, was $2.7 million in fiscal 2009, compared to $2.5 million in fiscal 2008. Other income (expense), net, for fiscal 2009 primarily relates to net foreign currency transaction and translation gains and losses as well as net realized and unrealized gains and losses on hedging contracts. Other income (expense), net, for fiscal 2008 primarily relates to net foreign currency transaction and translation gains and losses as well as $1.3 million charged to expense from mark-to-market adjustments on a warrant that had been held by Provident Premier Master Fund.

Income Taxes

We recorded income tax expense of $20.5 million during fiscal 2009 and $8.7 million during fiscal 2008. Income tax expense in both periods was driven by income generated in foreign jurisdictions. We incurred losses in the United States in fiscal 2009 and 2008 for which no tax benefit was recognized.

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

	Year Ended March 31,
	2011	2010	2009

Net (loss) income	$(186,284)	$16,248	$(16,635)
Goodwill and long-lived asset impairment	49,955	451	1,030
Provision for excess and obsolete inventory	63,882	—	—
Losses on purchase commitments	38,763	—	—
Write-off of prepaid value added taxes	5,905	—	—
Stock-based compensation	13,412	13,494	9,672
Amortization of acquisition-related intangibles	1,549	1,827	1,848
Re-valuation of warrant	—	—	1,335
Tax effects	—	(367)	(373)

Non-GAAP net (loss) income	$(12,818)	$31,653	$(3,123)

Non-GAAP (loss) earnings per share	$(0.27)	$0.70	$(0.07)

Weighted average shares outstanding*	47,104	45,290	42,718

*	Diluted shares are used for periods where net income is generated.

We generated non-GAAP net loss of ($12.8) million, or ($0.27) per share, for fiscal 2010, compared to $31.7 million, or $0.70 per share, for fiscal 2009 and a non-GAAP net loss of ($3.1) million, or ($0.07) per share, for fiscal 2008. The decrease in non-GAAP net income in fiscal 2010 over 2009 was primarily related to an increased expense base assuming a normalized business relationship with Sinovel and shipments of $65.9 million to certain Chinese customers in fiscal 2010 not recognized as revenue as collectability was not reasonably assured and in some cases, the fee for shipments of products to these customers was not fixed or determinable at the time of shipment. The increase in non-GAAP net income in fiscal 2009 over 2008 was driven primarily by higher net income.

Liquidity and Capital Resources

At March 31, 2011, we had cash, cash equivalents, marketable securities and restricted cash of $245.5 million, compared to $155.1 million at March 31, 2010, an increase of $90.4 million. Our cash, cash equivalents, marketable securities and restricted cash are summarized as follows (in thousands):

	March 31,
	2011	2010

Cash and cash equivalents	$123,783	$87,594
Marketable securities	116,126	61,811
Restricted cash	5,566	5,713

Total cash, cash equivalents, marketable securities and restricted cash	$245,475	$155,118

The increase in cash and cash equivalents, marketable securities and restricted cash was due primarily to the net proceeds of $155.2 million from our public equity offering of common stock which closed in November 2010, (see Note 11, “Stockholders’ Equity”, to our consolidated financial statements, for further discussion), offset by an increase in cash used by operations and capital expenditures made in support of our effort to scale up our Amperiumtm wire capacity.

For fiscal 2010, net cash used in operating activities was $22.8 million, compared to cash provided by operating activities of $40.7 million in fiscal 2009. The increase in cash used by operations is due primarily to a decrease in net income of $202.5 million due primarily to the impact of the restatement and other material charges recorded in the fourth quarter of fiscal 2010 described above, an increase in the cash used in working capital of $28.9 million, partially offset by non-cash asset write-offs, including goodwill and long-lived asset impairment of $50.0 million, an increase in the provisions for excess and obsolete inventory of $63.9 million, an increase in losses on purchase commitments of $38.8 million and a write-off of certain prepaid value added taxes of $5.9 million.

For fiscal 2010, net cash used in investing activities was $104.8 million, compared to $40.0 million used in fiscal 2009. The increase in cash used in investing activities was driven primarily by an increase in the net purchases of marketable securities of $30.5 million, an increase in capital expenditures of $24.3 and an increase of $8.9 million used to purchase minority investments.

For fiscal 2010, cash provided by financing activities was $163.1 million, compared to $19.0 million provided in fiscal 2009. The increase in cash provided by financing activities is primarily due to the net proceeds from our public equity offering of $155.2 million offset by a decrease in proceeds from the exercise of employee stock options of $11.2 million.

As of March 31, 2011, we had nine performance bonds on behalf of AMSC Windtec and our wholly-owned Chinese subsidiary, Suzhou AMSC Superconductor Co. Ltd (“AMSC China”), in support of customer contracts to guarantee supply of core components and software. The total value of the outstanding performance bonds is $2.6 million and they expire at various dates through March 2014. In the event that the payment is made in accordance with the requirements of any of these performance bonds, we would record the payment as an offset to revenue.

At March 31, 2011 and 2010, we had $5.6 million and $5.7 million, respectively, of restricted cash included in current assets, which includes the restricted cash securing letters of credit for various supply contracts. We also had an additional $10.3 million and $1.8 million in bank guarantees and letters of credit supported by unsecured lines of credit, at March 31, 2011 and 2010, respectively.

We had unused, unsecured lines of credit consisting of RMB 114.8 million (approximately $17.5 million in China and €1.6 million (approximately $2.3 million in Austria as of March 31, 2011. In July 2011, the Bank of China informed us that our unsecured credit line of approximately RMB 100.0 million (approximately $15.2 million), which expired in August 2011, would not be renewed.

At March 31, 2011 and June 30, 2011, we had cash, cash equivalents, marketable securities and restricted cash of $245.5 million and $166.2 million, respectively. Our business plan anticipates a substantial decline in revenues and a substantial use of cash from operations in our fiscal year ending March 31, 2012, particularly in light of the difficult and uncertain current economic environment, the significant restructuring actions undertaken and the uncertainty surrounding Sinovel and certain of our other customers in China. Our plan includes a significant restructuring undertaken in August 2011, resulting in the elimination of approximately 150 positions worldwide. Since April 1, 2011, we have eliminated approximately 30% of our workforce and we expect to save approximately $30 million annually as a result of these reductions. Additional actions include further monitoring of our operating results against expectations and, if required, further reducing operating costs and capital spending if events warrant in order to enhance liquidity. Due to the disruption in our relationship with Sinovel, we will need to raise additional capital in order to complete the planned acquisition of The Switch in order to have sufficient cash to fund our working capital, capital expenditures and other cash requirements. We may seek this financing through public or private equity offerings, debt financings, or other financing alternatives, however, there can be no assurance that financing will be available on acceptable terms or at all. If we fail to raise sufficient additional funds and terminate the purchase agreement for the acquisition of The Switch, we will likely forfeit the $20.6 million cash advance payment we paid to the shareholders of The Switch on June 29, 2011. In the event that we do not receive any additional payments from Sinovel and we neither complete the planned acquisition of The Switch, nor raise additional capital, we believe that our available cash, together with additional reductions in operating costs and capital expenditures as necessary will be sufficient to fund our operations, capital expenditures and other cash requirements through at least March 31, 2012. Our long-term liquidity is dependent on our ability to profitably grow our revenues or raise additional capital as required.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined under SEC rules, except as with respect to the performance bonds discussed below. We occasionally enter into construction contracts that include a performance bond. As these contracts progress, we continually assess the probability of a payout from the performance bond. Should we determine that such a payout is probable, we would record a liability.

In addition, we have various contractual arrangements in which minimum quantities of goods or services have been committed to be purchased on an annual basis.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties. Operating leases include minimum payments under leases for our facilities and certain equipment, see Item 2, “Properties.” Purchase commitments represent enforceable and legally binding agreements with suppliers to purchase goods or services. As of March 31, 2011, we are committed to make the following payments under contractual obligations (in thousands):

		Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Purchase commitments	$87,079	$83,553	$3,526	$—	$—
Operating leases (rent)	6,577	2,511	2,394	1,402	270
Operating leases (other)	287	97	190	—	—

Total contractual obligations	$93,943	$86,161	$6,110	$1,402	$270

During fiscal 2010, we recorded losses on the purchase commitments noted above of $38.8 million to cost of revenues as a result of commitments to purchase materials that were in excess of our estimated future proceeds from sales to certain of our customers in China.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements, pertaining to the accounting for revenue arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. The new accounting standard supersedes the prior multiple element revenue arrangement accounting rules that were previously used. We adopted this new accounting standard on April 1, 2010 using the prospective method and the adoption did not have a material impact on our consolidated financial statements.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. Our accounting policies that involve the most significant judgments and estimates are as follows:

•	Revenue recognition;

•	Accounts receivable;

•	Inventory;

•	Purchase commitments;

•	Goodwill;

•	Valuation of long-lived assets;

•	Income taxes;

•	Acquisition accounting;

•	Stock-based compensation;

•	Derivatives;

•	Contingencies; and

•	Product warranty

Revenue recognition

We recognize revenue for product sales upon customer acceptance, which can occur at the time of delivery, installation, or post-installation, where applicable, provided persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Existing customers are subject to ongoing credit evaluations based on payment history and other factors. If it is determined during the arrangement that collectability is not reasonably assured, revenue is recognized on a cash basis of accounting. Certain of our contracts involve retention amounts which are contingent upon meeting certain performance requirements through the expiration of the contract warranty periods. For contractual arrangements that involve retention, we recognize revenue for these amounts when upon the expiration of the warranty period, meeting the performance requirements and when collection of the fee is reasonably assured.

During fiscal 2010, we determined that revenues from certain of our customers in China during the second and third quarters were incorrectly recorded as the fee was not fixed or determinable or collectability was not reasonably assured at the time of shipment. For these customers, we restated revenues based on a cash basis of accounting with cash applied first against accounts receivable balances, as in the case of Sinovel as of September 30, 2010, then costs of shipments (inventory and value added taxes) before recognizing any gross margin. We had previously recognized revenues in the quarters ended September 30, 2010 and December 31, 2010 based on the receipt of shipments by these customers but prior to the receipt of payment for such shipments.

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

For sales that involve the delivery of multiple elements, we allocate revenue to each undelivered element based on the element’s fair value as determined by vendor-specific objective evidence (“VSOE”), which is the price charged when that element is sold separately, or third-party evidence (“TPE”). When VSOE and TPE are unavailable, fair value is based on our best estimate of selling price. When our estimates are used to determine fair value, management makes its estimates using reasonable and objective evidence to determine the price. We review VSOE and TPE at least annually. If we conclude we are unable to establish fair values for one or more undelivered elements within a multiple-element arrangement using VSOE then we use TPE or our best estimate of the selling price for that unit of accounting, being the price at which the vendor would transact if the unit of accounting were sold by the vendor regularly on a standalone basis. We adopted this new accounting standard on April 1, 2010 using the prospective method, and the adoption did not have a material impact on our consolidated financial statements.

We occasionally enter into construction contracts that include a performance bond or similar security. As these contracts progress, we continually assess the probability of a payout from these securities. Should we determine that such a payout is likely, we would record a liability and reduce revenue to the extent a liability is recorded.

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

Accounts Receivable

Accounts receivable consist of amounts owed by commercial companies and government agencies. Accounts receivable are stated net of allowances for doubtful accounts. Our accounts receivable relate principally to a limited number of customers. Changes in the financial condition or operations of our customers may result in increased delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations. As such we may require collateral, advanced payment or other security based upon the customer history and/or creditworthiness. In determining the allowance for doubtful accounts, we evaluate the collectability of accounts receivable based primarily on the probability of recoverability based on historical collection and write-off experience, the age of past due receivables, specific customer circumstances, and current economic trends. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

Inventory

Inventories include material, direct labor and related manufacturing overhead, and are stated at the lower of cost or market determined on a first-in, first-out basis. We record inventory when we take delivery and title to the product.

Program costs may be deferred and recorded as inventory on contracts on which costs are incurred in excess of approved contractual amounts and/or funding, if future recovery of the costs is deemed probable.

At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. Inventories that management consider excess or obsolete are written down. Management considers forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining excess and obsolescence and net realizable value adjustments. Once inventory is written down and a new cost basis is established, it is not written back up if demand increases.

We recorded an inventory write-down of approximately $63.9 million during fiscal 2010 based on our evaluation of forecasted demand in relation to the inventory on hand and market conditions surrounding its products as a result of the assumption that Sinovel and certain other customers in China will fail to meet its contractual obligations and demand that was previously forecasted will fail to materialize. If in any period we are able to sell inventories that were not valued or that had been written down in a previous period, related revenues would be recorded without any offsetting charge to cost of revenues, resulting in a net benefit to its gross margin in that period.

Purchase commitments

We periodically enter into non-cancelable purchase contracts in order to ensure the availability of materials to support production of our products. Any commitments for products ordered but not yet received is included as purchase commitments in our contractual obligations table. We periodically assess the need to provide for impairment on these purchase contracts and record a loss on purchase commitments when required. During fiscal 2010, we recorded losses of $38.8 million to cost of revenues as a result of commitments to purchase materials that were in excess of our estimated future demand from certain of our customers in China.

Goodwill

Goodwill represents the excess of cost over net assets of acquired businesses that are consolidated. We perform our annual assessment of goodwill on March 31 each fiscal year and whenever events or changes in circumstances or a triggering event indicate that the carrying amount may not be recoverable. Determining whether a triggering event has occurred often involves significant judgment from management. The applicable accounting guidance requires that a two-step impairment test be performed on goodwill. In the first step, the fair value of each reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of that unit, goodwill is not impaired and no further testing is required. If the carrying value of the reporting unit exceeds the fair value of that unit, then a second step must be performed to determine the implied fair value of the reporting entity’s goodwill. The second step of the goodwill impairment analysis requires the allocation of the fair value of the reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded.

We have determined that we have two reporting units to which goodwill is allocated — Windtec, China and International Subsidiaries (“Windtec”) and Power Systems North America (“PSNA”). The Superconductor reporting unit does not have goodwill. Determining the fair value of a reporting unit is judgmental in nature, and involves the use of significant estimates and assumptions. These estimates and assumptions may include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, the determination of appropriate market comparables as well as the fair value of individual assets and liabilities. Consistent with prior years, we used an income approach, specifically a discounted cash flow (“DCF”) method, to establish the fair value of the reporting units as of March 31, 2011. As in prior years, we used the most recent five year strategic plan approved by the Board of Directors as the initial basis of our analysis. Currently, we are not able to estimate additional cash flows to replace the loss of Sinovel revenues. As a result, the DCF for both reporting units yielded a negative fair value. In order to more appropriately consider fair values of the reporting units, we assessed the fair value of our Windtec and PSNA reporting units using a net asset approach whereby we estimated the fair value of the assets and liabilities attributable to each of the reporting units. Under this approach, the fair value of each asset and liability within Windtec and PSNA were determined based on the methodology we believe is most appropriate for each asset and liability. Significant estimates and judgments were involved in this assessment. Those estimates and judgments include the use of valuation methods for determining the fair value of the intangible assets assigned to each of the reporting units and the applicable assumptions included in those valuation methods such as financial projections, discount rates, royalty rates, tax rates and other related assumptions. Other significant estimates and judgments include the assumptions utilized to arrive at the market values of the fixed assets assigned to these reporting units and the realizability of other assets assigned to the reporting units.

We performed our annual assessment of goodwill of the Windtec and PSNA reporting units on March 31, 2011. Our annual assessment date corresponded with a triggering event caused by the refusal by Sinovel to accept scheduled shipments from us on March 31, 2011. As a result of reductions in our revenue and operating forecasts related to Sinovel and certain of our other customers in China, we determined that the goodwill related to both the Windtec and PSNA reporting units were fully impaired. Accordingly, we recorded impairment charges of $42.1 million and $6.9 million for the Windtec and PSNA reporting units, respectively, during the fourth quarter of fiscal 2010.

Valuation of long-lived assets

We periodically evaluate our long-lived assets consisting principally of fixed and amortizable intangible assets for potential impairment. In accordance with the applicable accounting guidance for the treatment of long-lived assets, we review the carrying value of our long-lived assets or asset group that is held and used, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Under the held and used approach, the asset or asset group to be tested for impairment should represent the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The determination of our asset groups involves a significant amount of judgment, assumptions, and estimates. We have three asset groups, PSNA, Windtec and Superconductor based on the fact that the individual subsidiary companies that support each reporting unit are dependent on one another such that the lowest level of largely independent cash flows is the reporting unit level. We evaluate our long-lived assets whenever events or circumstances suggest that the carrying amount of an asset or group of assets may not be recoverable from the estimated undiscounted future cash flows.

Our judgments regarding the existence of impairment indicators are based on market and operational performance. Indicators of potential impairment include:

•	a significant change in the manner in which an asset is used;

•	a significant decrease in the market value of an asset;

•	identification of other impaired assets within a reporting unit;

•	a significant adverse change in its business or the industry in which it is sold;

•	a current period operating cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the asset; and

•	significant advances in our technologies that require changes in our manufacturing process.

In the fourth quarter of fiscal 2010, as a result of reductions in our revenue and cash flow forecasts related to Sinovel and certain of our other customers in China as well as potential goodwill impairment, we concluded that there were indicators of potential impairment of certain long-lived assets. As a result, we conducted an assessment of the recoverability of these assets. Recoverability of these assets is measured by comparison of the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining book useful lives. Based on the initial impairment testing, which indicated that the assets were not recoverable, there was an indication that our Windtec asset group and our corporate long-lived assets were impaired and, as a result, we performed additional analysis. An evaluation of the level of impairment, was made with respect to the Windtec asset group and the corporate long-lived assets by comparing the fair value of the long-lived assets in the Windtec asset group against their carrying value and by comparing the fair value of all of our long-lived assets against their carrying value.

The fair values of our property and equipment were based on what we could reasonably expect to sell each asset for in an orderly liquidation setting. The determination of the fair values of our property and equipment includes estimates and judgments regarding the marketability and ultimate sales price of individual assets. We utilized market data and approximations from comparable analyses to arrive at the estimated fair values of our property and equipment. The fair values of amortizable intangible assets related to completed technology and trade names were determined using the relief-from-royalty method over the estimated economic lives of those assets from the perspective of a market participant. The fair values of amortizable intangible assets related to customer relationships and backlog were determined using the excess earnings method over the estimated economic lives of those assets from the perspective of a market participant. The determination of the fair values of our amortizable intangible assets involves significant judgments, assumptions, and estimates, including projections of future cash flows, the percentage of future revenues and cash flows attributable to the intangible assets and asset lives used to generate future cash flows. We used a revised five year plan based on the assumption that Sinovel will not be a customer. Future cash flows are based upon revenue growth rate assumptions consistent with industry expectations for the markets that our asset groups operate in.

As a result of our evaluation of the recoverability of our long-lived assets and amortizable intangible assets during the fourth quarter of fiscal 2010, we determined that certain of our property, plant and equipment and intangible assets in our Windtec asset group were impaired as their carrying value exceeded their fair value. Accordingly, we recorded an impairment charge of $1.0 million during the fourth quarter of fiscal 2010 of which $0.6 million related to our property and equipment and $0.4 million related to our customer-related intangibles.

Further, we determined through this analysis that our corporate long-lived assets were not impaired as the fair values of all of our long-lived assets exceeded their carrying values.

Income taxes

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

We regularly assess our ability to realize our deferred tax assets. Assessments of the realization of deferred tax assets require that management consider all available evidence, both positive and negative, and make significant judgments about many factors, including the amount and likelihood of future taxable income. Based on all the available evidence, we have recorded valuation allowances to reduce our deferred tax assets to the amount that is more likely than not to be realizable due to the taxable losses that have been incurred since our inception and uncertainty around our future profitability.

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. We include interest and penalties related to gross unrecognized tax benefits within the provision for income taxes, (See Note 10, “Income Taxes”, of our consolidated financial statements for further information regarding our income tax assumptions and expenses.)

Acquisition accounting

Acquisitions completed prior to April 1, 2009 were accounted for using the purchase method per GAAP. Acquisitions completed subsequent to April 1, 2009 will be accounted for under the acquisition method. Under the purchase method, contingent consideration is recorded as goodwill only in the period in which the consideration is earned. Under the acquisition method, we are required to estimate the fair value of contingent consideration as an assumed liability on the acquisition date by estimating the amount of the consideration and probability of the contingencies being met. This estimate is recorded as goodwill on the acquisition date and its value is assessed at each reporting date. Any subsequent change to the estimated fair value is reflected in earnings and not in goodwill. Under the purchase method, we were able to record transaction costs related to the completion of the acquisition as goodwill. Under the acquisition method, we are required to expense these costs as they are incurred. We have not completed an acquisition subsequent to April 1, 2009.

Stock-based compensation

We measure compensation cost arising from the grant of share-based payments to employees at fair value and recognize such cost over the period during which the employee is required to provide service in exchange for the award, usually the vesting period. Total stock-based compensation expense recognized during the fiscal years ended March 31, 2011, 2010, and 2009 was $13.4 million, $13.5 million, and $9.7 million, respectively. For awards with service conditions only, we recognize compensation cost on a straight-line basis over the requisite service/vesting period. We use the lattice model to value market condition awards. For awards with market conditions with a single cliff vest feature, we recognize compensation costs on a straight-line basis over the requisite service period. For awards with performance condition, accruals of compensation cost are made based on the probable outcome of the performance conditions. The cumulative effect of changes in the probability outcomes are recorded in the period in which the changes occur.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management determined that expected volatility rates should be estimated based on historical and implied volatilities of our common stock. The expected term represents the average time that the options that vest are expected to be outstanding based on the vesting provisions and our historical exercise, cancellation and expiration patterns. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if circumstances change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate an expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period, (See Note 11, “Stockholders’ Equity,” of our consolidated financial statements for further information regarding our stock-based compensation assumptions and expenses.)

Derivatives

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

We hedge a portion of our intercompany sales of inventory over a maximum period of 15 months using forward foreign currency exchange contracts, accounted for as cash flow hedges, to mitigate the impact of volatility associated with foreign currency transactions.

For forward foreign exchange contracts that are designated as cash flow hedges, if they are effective in offsetting the variability of the hedged cash flows, and otherwise meet the hedge accounting criteria, changes in the derivatives value are not included in current earnings but are included in other comprehensive income in stockholders’ equity. The changes in fair value will subsequently be reclassified into earnings as a component of cost of revenues, as applicable, when the forecasted transaction occurs. Effectiveness is assessed at the inception of the hedge and on a quarterly basis. To the extent that a previously forecasted transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period the ineffectiveness occurs. Realized gains and losses resulting from these cash flow hedges offset the foreign exchange gains and losses on the underlying transactions being hedged. Gains and losses on derivatives not designated for hedge accounting or representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in other income (expense), net. The assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of the change in fair value is included in current period earnings. Cash flow hedge accounting is deemed ineffective when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter. We discontinued hedge accounting for the forward foreign exchange contracts outstanding designated as cash flow hedges as of March 31, 2011 based on our determination that the original forecasted transactions were not probable of occurring by the end of the originally specified time period. As a result, we reclassified accumulated gains of $1.6 million from accumulated other comprehensive income (loss) to other income (expense), net, in the accompanying consolidated statements of operations. At March 31, 2011, the fair value of these forward foreign exchange contracts was $2.0 million.

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

Contingencies

From time to time, we are involved in legal and administrative proceedings and claims of various types. We record a liability in our consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. We review these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in its consolidated financial statements. If, with respect to a matter, it is not both probable to result in liability and the amount of loss cannot be reasonably estimated, an estimate of possible loss or range of loss shall be disclosed unless such an estimate cannot be made. We do not recognize gain contingencies until they are realized. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Product Warranty

Warranty obligations are incurred in connection with the sale of our products. We generally provide a one to three year warranty on our products, commencing upon installation. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. Future warranty costs are estimated based on historical performance rates and related costs to repair given products. The accounting estimate related to product warranty involves judgment in determining future estimated warranty costs. Should actual performance rates or repair costs differ from estimates, revision to the estimated warranty liability would be required.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as our business practices evolve and could have a material adverse impact on our financial results.

Cash and cash equivalents

Our exposure to market risk through financial instruments, such as investments in marketable securities, is limited to interest rate risk and is not material. Our investments in marketable securities consist primarily of government-backed securities and commercial paper and are designed, in order of priority, to preserve principal, provide liquidity, and maximize income. Investments are monitored to limit exposure to mortgage-backed securities and similar instruments responsible for the recent turmoil in the credit markets. Interest rates are variable and fluctuate with current market conditions. We do not believe that a 10% change in interest rates would have a material impact on our financial position or results of operations.

Foreign currency exchange risk

The functional currency of each of our foreign subsidiaries is the U.S. dollar, except for AMSC Windtec, for which the local currency (Euro) is the functional currency, and AMSC China, for which the local currency (Renminbi) is the functional currency. The assets and liabilities of AMSC Windtec and AMSC China, are translated into U.S. dollars at the exchange rate in effect at the balance sheet date and income and expense items are translated at average rates for the period. Cumulative translation adjustments are excluded from net income (loss) and shown as a separate component of stockholders’ equity.

We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than our functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. Gross margins of products we manufacture in the U.S and sell in currencies other than the U.S. dollar are also affected by foreign currency exchange rate movements. In addition, a portion of our earnings is generated by our foreign subsidiaries, whose functional currencies are other than the U.S. dollar, and our revenues and earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the earnings of such subsidiaries into the U.S. dollar.

Foreign currency transaction gains (losses), net of hedging activities, are included in net income and were $8.0 million, ($2.5) million and ($1.1) million for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.

Cash Flow Hedges

At March 31, 2011, we had forward contracts outstanding to hedge cash flow exposure at our wholly-owned Austrian subsidiary, AMSC Windtec, with aggregate U.S. dollar equivalent notional amounts of $40.9 million. These contracts expire at various dates through March 2012. We discontinued hedge accounting for the forward foreign exchange contracts outstanding as of March 31, 2011 based on our determination that the original forecasted transactions were no longer considered probable of occurring by the end of the originally specified time period. As a result, we reclassified accumulated gains of $1.6 million from accumulated other comprehensive income (loss) to other income (expense), net, in the accompanying consolidated statements of operations. At March 31, 2011, the fair value of these forward foreign exchange contracts was $2.0 million.

Balance Sheet Hedges

In addition to cash flow hedges, we also enter into foreign currency forward exchange contracts to mitigate the impact of foreign exchange risk related to non-functional currency receivable balances in our foreign entities. We do not elect hedge accounting treatment for these hedges and consequently, changes in the fair value of these contracts are recorded within other income (expense), net, in the period which they occur. At March 31, 2011, we had forward contracts outstanding with aggregate U.S. dollar equivalent notional amounts of $125.5 million. These contracts expired on April 29, 2011. At March 31, 2011 and 2010, the fair value of these forward foreign exchange contracts was $1.1 million and $0.2 million, respectively.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
American Superconductor Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of American Superconductor Corporation and its subsidiaries at March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to revenue recognition, including (i) identifying deviations from contractually established payment terms, (ii) evaluation of the collectability of amounts due from customers, (iii) insufficient compliment of personnel involved with business in foreign locations with the appropriate training in revenue recognition in accordance with generally accepted accounting principles and (iv) improper oversight and review of customer relationships by senior management existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
September 22, 2011

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	March 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$123,783	$87,594
Marketable securities	116,126	54,469
Accounts receivable, net	17,233	57,290
Inventory	25,828	35,858
Prepaid expenses and other current assets	30,785	20,294
Restricted cash	5,566	5,713
Deferred tax assets	484	1,776

Total current assets	319,805	262,994
Property, plant and equipment, net	96,494	64,315
Goodwill	—	36,696
Intangibles, net	7,054	7,770
Marketable securities	—	7,342
Deferred tax assets	5,840	3,043
Other assets	12,016	18,024

Total assets	$441,209	$400,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$90,273	$84,319
Adverse purchase commitments	38,763	—
Deferred revenue	10,304	19,970
Deferred tax liabilities	5,840	471

Total current liabilities	145,180	104,760
Deferred revenue	2,181	13,302
Deferred tax liabilities	484	777
Other liabilities	509	380

Total liabilities	148,354	119,219

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 50,719,827 and 44,845,541 shares issued and outstanding at March 31, 2011 and 2010, respectively	507	448
Additional paid-in capital	885,704	698,417
Accumulated other comprehensive income (loss)	3,817	(7,011)
Accumulated deficit	(597,173)	(410,889)

Total stockholders’ equity	292,855	280,965

Total liabilities and stockholders’ equity	$441,209	$400,184

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended March 31,
	2011	2010	2009

Revenues	$286,603	$315,955	$182,755

Cost and operating expenses:
Cost of revenues	308,183	200,977	130,882
Research and development	32,517	23,593	19,675
Selling, general and administrative	72,382	50,446	37,516
Goodwill and long-lived asset impairment	49,955	—	—
Amortization of acquisition related intangibles	1,549	1,827	1,848
Restructuring	—	451	1,030

Total operating expenses	464,586	277,294	190,951

Operating (loss) income	(177,983)	38,661	(8,196)
Interest income, net	830	788	2,785
Other income (expense), net	6,822	(2,693)	(2,489)

(Loss) income before income tax expense	(170,331)	36,756	(7,900)
Income tax expense	15,953	20,508	8,735

Net (loss) income	$(186,284)	$16,248	$(16,635)

Net (loss) income per common share
Basic	$(3.95)	$0.37	$(0.39)

Diluted	$(3.95)	$0.36	$(0.39)

Weighted average number of common shares outstanding
Basic	47,103	44,445	42,718

Diluted	47,103	45,290	42,718

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended March 31,
	2011	2010	2009

Cash flows from operating activities:
Net (loss) income	$(186,284)	$16,248	$(16,635)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operations:
Depreciation and amortization	11,300	9,789	8,403
Stock-based compensation expense	13,412	13,494	9,672
Stock-based compensation expense — non-employee	31	138	7
Impairment of goodwill	48,959	—	—
Impairment of long-lived and intangible assets	996	—	—
Provision for excess and obsolete inventory	63,882	—	—
Losses on purchase commitments	38,763	—	—
Allowance for doubtful accounts	25	(523)	1,495
Write-off of prepaid value added taxes	5,905	—	—
Re-valuation of warrant	—	—	1,335
Deferred income taxes	3,660	(2,717)	—
Other non-cash items	2,345	1,155	826
Changes in operating asset and liability accounts:
Accounts receivable	63,175	(16,993)	(17,563)
Inventory	(51,942)	(656)	(24,382)
Prepaid expenses and other current assets	(15,428)	(10,051)	(7,559)
Accounts payable and accrued expenses	(222)	23,775	27,210
Deferred revenue	(21,398)	7,021	14,765

Net cash (used in) provided by operating activities	(22,821)	40,680	(2,426)

Cash flows from investing activities:
Purchase of property, plant and equipment	(40,862)	(16,541)	(6,532)
Purchase of marketable securities	(157,905)	(81,980)	(89,576)
Proceeds from the maturity of marketable securities	104,830	59,387	88,605
Change in restricted cash	247	1,602	5,699
Purchase of intangible assets	(2,514)	(1,516)	(1,120)
Purchase of minority investments	(9,765)	(848)	—
Change in other assets	1,136	(100)	(566)

Net cash used in investing activities	(104,833)	(39,996)	(3,490)

Cash flows from financing activities:
Proceeds from public equity offering, net	155,240	—	—
Proceeds from exercise of employee stock options and ESPP	7,818	19,003	12,463

Net cash provided by financing activities	163,058	19,003	12,463

Effect of exchange rate changes on cash and cash equivalents	785	(2,767)	(3,707)

Net increase in cash and cash equivalents	36,189	16,920	2,840
Cash and cash equivalents at beginning of year	87,594	70,674	67,834

Cash and cash equivalents at end of year	$123,783	$87,594	$70,674

Supplemental schedule of cash flow information:
Cash paid for income taxes	$16,434	$12,387	$5,269
Non-cash contingent consideration in connection with acquisitions	10,004	10,828	11,008
Non-cash issuance of common stock	842	1,915	556

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional	Deferred	Accumulated Other		Total
	Number	Par	Paid-in	Contract	Comprehensive	Accumulated	Stockholders’
	of Shares	Value	Capital	Costs-Warrant	Income (Loss)	Deficit	Equity

Balance at April 1, 2008	41,542	$415	$615,025	$(8)	$3,522	$(410,502)	$208,452
Exercise of stock options	738	7	12,167	—	—	—	12,174
Exercise of warrants	148	2	4,339	—	—	—	4,341
Issuance of common stock — ESPP	17	—	289	—	—	—	289
Issuance of common stock — restricted shares	404	4	(4)	—	—	—	—
Stock-based compensation expense	—	—	9,672	—	—	—	9,672
Non-employee stock-based compensation expense	—	—	7	—	—	—	7
Issuance of stock for calendar 2008 401(k) match	25	—	556	—	—	—	556
Contingent consideration	424	5	11,003	—	—	—	11,008
Amortization of deferred warrant costs	—	—	—	6	—	—	6
Net unrealized losses on investments	—	—	—	—	(113)	—	(113)
Cumulative translation adjustment	—	—	—	—	(7,896)	—	(7,896)
Net loss	—	—	—	—	—	(16,635)	(16,635)

Balance at March 31, 2009	43,298	$433	$653,054	$(2)	$(4,487)	$(427,137)	$221,861
Exercise of stock options	810	8	18,632	—	—	—	18,640
Issuance of common stock — ESPP	14	—	363	—	—	—	363
Issuance of common stock — restricted shares	233	2	(2)	—	—	—	—
Stock-based compensation expense	—	—	13,494	—	—	—	13,494
Non-employee stock-based compensation expense	—	—	138	—	—	—	138
Issuance of stock for calendar 2009 401(k) match	33	1	857	—	—	—	858
Contingent consideration	426	4	10,824	—	—	—	10,828
Minority interest investment	32	—	1,057	—	—	—	1,057
Amortization of deferred warrant costs	—	—	—	2	—	—	2
Net unrealized losses on investments	—	—	—	—	(37)	—	(37)
Cumulative translation adjustment	—	—	—	—	(2,487)	—	(2,487)
Net income	—	—	—	—	—	16,248	16,248

Balance at March 31, 2010	44,846	$448	$698,417	$—	$(7,011)	$(410,889)	$280,965
Exercise of stock options	567	6	7,198	—	—	—	7,204
Issuance of common stock — ESPP	26	—	614	—	—	—	614
Issuance of common stock — restricted shares	301	3	(3)	—	—	—	—
Stock-based compensation expense	—	—	13,412	—	—	—	13,412
Non-employee stock-based compensation expense	—	—	31	—	—	—	31
Issuance of stock for calendar 2010 401(k) match	29	—	841	—	—	—	841
Issuance of common stock- follow-on public offering, net of costs	4,600	46	155,194	—	—	—	155,240
Contingent consideration	350	4	10,000	—	—	—	10,004
Net unrealized losses on investments	—	—	—	—	(90)	—	(90)
Cumulative translation adjustment	—	—	—	—	10,918	—	10,918
Net loss	—	—	—	—	—	(186,284)	(186,284)

Balance at March 31, 2011	50,719	$507	$885,704	$—	$3,817	$(597,173)	$292,855

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended March 31,
	2011	2010	2009

Net (loss) income	$(186,284)	$16,248	$(16,635)
Other comprehensive (loss) income, net of tax:
Foreign currency translation gains (losses)	10,918	(2,487)	(7,896)
Unrealized gains on cash flow hedges	1,170	—	—
Reclassification of ineffective hedge gains to net income	(1,170)	—	—
Unrealized losses on investments	(90)	(37)	(113)

Total other comprehensive income (loss), net of tax	10,828	(2,524)	(8,009)

Comprehensive (loss) income	$(175,456)	$13,724	$(24,644)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of the Business and Operations

American Superconductor Corporation (the “Company” or “AMSC”) was founded in 1987. The Company is a leading provider of megawatt-scale solutions that lower the cost of wind power and enhance the performance of the power grid. In the wind power market, the Company enables manufacturers to field wind turbines through its advanced engineering, support services and power electronics products. In the power grid market, the Company enables electric utilities and renewable energy project developers to connect, transmit and distribute power through our transmission planning services and power electronics and superconductor based products. The Company’s wind and power grid products and services provide exceptional reliability, security, efficiency and affordability to its customers. The Company operates in two business units: AMSC Power Systems and AMSC Superconductors.

At March 31, 2011 and June 30, 2011, the Company had cash, cash equivalents, marketable securities and restricted cash of $245.5 million and $166.2 million, respectively. The Company’s business plan anticipates a substantial decline in revenues and a substantial use of cash from operations in its fiscal year ending March 31, 2012, particularly in light of the difficult and uncertain current economic environment, the significant restructuring actions undertaken and the uncertainty surrounding Sinovel Wind Group Co. Ltd. (“Sinovel”), which has historically accounted for more than two-thirds of the Company’s revenues, and certain of its other customers in China. The Company’s plan includes a significant restructuring undertaken in August 2011, resulting in the elimination of approximately 150 positions worldwide. Since April 1, 2011, the Company has eliminated approximately 30% of its workforce and it expects to save approximately $30 million annually as a result of these reductions. See Note 18, “Subsequent Events.” Additional actions include further monitoring of its operating results against expectations and, if required, further reducing operating costs and capital spending if events warrant in order to enhance liquidity. Due to the disruption in its relationship with Sinovel, the Company will need to raise additional capital in order to complete the planned acquisition of The Switch, a power technologies company headquartered in Finland (see Note 18) in order to have sufficient cash to fund its working capital, capital expenditures and other cash requirements. The Company may seek this financing through public or private equity offerings, debt financings, or other financing alternatives, however, there can be no assurance that financing will be available on acceptable terms or at all. If the Company fails to raise sufficient additional funds and terminates the purchase agreement for the acquisition of The Switch, it will likely forfeit the $20.6 million cash advance payment it paid to the shareholders of The Switch on June 29, 2011. In the event that the Company does not receive any additional payments from Sinovel and it neither completes the planned acquisition of The Switch, nor raises additional capital, the Company believes that its available cash, together with additional reductions in operating costs and capital expenditures as necessary will be sufficient to fund its operations, capital expenditures and other cash requirements through at least March 31, 2012. The Company’s long-term liquidity is dependent on its ability to profitably grow its revenues or raise additional capital as required.

2.	Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated. Certain reclassifications of prior years’ amounts have been made to conform to the current year presentation. These reclassifications had no effect on net income, cash flows from operating activities or stockholders’ equity.

The Company’s fiscal year begins on April 1 and ends on March 31. When the Company refers to a particular fiscal year, it is referring to the fiscal year beginning on April 1 of that same year. For example, fiscal 2010 refers to the fiscal year beginning on April 1, 2010. Other fiscal years follow similarly.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restatements of Unaudited Condensed Consolidated Financial Statements

The Company previously restated its unaudited condensed consolidated financial statements for the fiscal quarters ended September 30, 2010 and December 31, 2010 as reflected in amended Quarterly Reports on Form 10-Q for the applicable periods. The restatements related to the Company’s determination that revenues were incorrectly recorded in the second quarter of fiscal 2010 for certain of the Company’s customers in China as the fee for shipments of products to these customers was not fixed or determinable or collectability was not reasonably assured at the time of shipment. Further, as a result of aging receivables and other negative events surrounding the customer relationship, the Company concluded that revenue related to shipments to Sinovel, was incorrectly recorded in the third quarter of fiscal 2010 as collectability was not reasonably assured at the time of shipments. As a result, accounting errors were identified that affected the Company’s reported results for the quarters ended September 30, 2010 and December 31, 2010. For these customers, the Company has restated revenues based on a cash basis of accounting with cash applied first against accounts receivable balances, as in the case of Sinovel as of September 30, 2010, then costs of shipments (inventory and value added taxes) before recognizing any gross margin. For certain Chinese customers other than Sinovel, the Company has determined that this method of accounting should have been applied for shipments after August 31, 2010. For Sinovel, the Company has determined that this method of accounting should have been applied for shipments after September 30, 2010. The Company had previously recognized revenues in the quarters ended September 30, 2010 and December 31, 2010 based on the receipt of shipments by these customers but prior to the Company’s receipt of payment for such shipments.

In connection with the errors identified by the Company resulting in the restatement of the Company’s unaudited condensed consolidated financial statements for the quarterly periods ending September 30, 2010 and December 31, 2010, the Company identified control deficiencies in its internal controls that constitute material weaknesses. The deficiencies center on its controls over its revenue and accounts receivable balances, as fees were not fixed or determinable or collectability was not reasonably assured at the time revenue was recognized. As a result of these deficiencies, the Company determined that its disclosure controls and procedures were ineffective as of September 30, 2010, December 31, 2010, March 31, 2011, and June 30, 2011.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America, (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, collectability of receivables, realizability of inventory, goodwill and intangible assets, warranty provisions, stock-based compensation, tax reserves, and deferred tax assets. Provisions for depreciation are based on their estimated useful lives using the straight-line method. Some of these estimates can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given estimate or assumption made by the Company’s management there may be other estimates or assumptions that are reasonable, the Company believes that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements.

Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist principally of certificates of deposits and money market accounts.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketable Securities

Marketable securities consist primarily of government-backed securities and commercial paper. The Company’s marketable securities generally have maturities of greater than three months from original purchase date but less than twelve months from the date of the balance sheet. The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such classification as of each balance sheet date. All marketable securities are considered available-for-sale and are carried at fair value. Fair values are based on quoted market prices. The unrealized gains and losses related to these securities are included in accumulated other comprehensive income (loss). When securities are sold, the cost is determined based on the specific identification method and realized gains and losses are included in interest income, net. The Company periodically reviews the realizability of each short and long-term marketable security when impairment indicators exist with respect to the security. If an other-than-temporary impairment of value of the security exists, the carrying value of the security is written down to its estimated fair value.

Accounts Receivable

Accounts receivable consist of amounts owed by commercial companies and government agencies. Accounts receivable are stated net of allowances for doubtful accounts. The Company’s accounts receivable relate principally to a limited number of customers. Changes in the financial condition or operations of our customers may result in increased delayed payments or non-payments which would adversely impact its cash flows from operating activities and/or its results of operations. As such the Company may require collateral, advanced payment or other security based upon the customer history and/or creditworthiness. In determining the allowance for doubtful accounts, the Company evaluates the collectability of accounts receivable based primarily on the probability of recoverability based on historical collection and write-off experience, the age of past due receivables, specific customer circumstances, and current economic trends. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on the Company’s business, financial condition and results of operations.

As of March 31, 2011 and 2010, Sinovel represented 0% and 61% of the total accounts receivable balance, respectively.

Inventory

Inventories include material, direct labor and related manufacturing overhead, and are stated at the lower of cost or market determined on a first-in, first-out basis. The Company records inventory when it takes delivery and title to the product.

Program costs may be deferred and recorded as inventory on contracts on which costs are incurred in excess of approved contractual amounts and/or funding, if future recovery of the costs is deemed probable.

At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. Inventories that management consider excess or obsolete are written down. Management considers forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining excess and obsolescence and net realizable value adjustments. Once inventory is written down and a new cost basis is established, it is not written back up if demand increases.

The Company recorded an inventory write-down of approximately $63.9 million during fiscal 2010 based on its evaluation of forecasted demand in relation to the inventory on hand and market conditions surrounding its products as a result of the assumption that Sinovel and certain other customers in China will fail to meet their contractual obligations and demand that was previously forecasted will fail to materialize. If in any period the Company is able to sell inventories that had been written down in a previous period, related revenues would be

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded without any offsetting charge to cost of revenues, resulting in a net benefit to its gross margin in that period.

Purchase Commitments

The Company periodically enters into non-cancelable purchase contracts in order to ensure the availability of materials to support production of its products. The Company periodically assesses the need to provide for impairment on these purchase contracts and record a loss on purchase commitments when required. During the fourth quarter of fiscal 2010, the Company recorded losses of $38.8 million to cost of revenues as a result of commitments to purchase materials that were in excess of its estimated future demand from certain of its customers in China.

Derivatives

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

Cash Flow Hedges

The Company hedges a portion of its intercompany sales of inventory over a maximum period of 15 months using forward foreign currency exchange contracts, accounted for as cash flow hedges, to mitigate the impact of volatility associated with foreign currency transactions.

For forward foreign exchange contracts that are designated as cash flow hedges, if they are effective in offsetting the variability of the hedged cash flows, and otherwise meet the hedge accounting criteria, changes in the derivatives value are not included in current earnings but are included in other comprehensive income in stockholders’ equity. The changes in fair value will subsequently be reclassified into earnings as a component of cost of revenues, as applicable, when the forecasted transaction occurs. Effectiveness is assessed at the inception of the hedge and on a quarterly basis. To the extent that a previously forecasted transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period the ineffectiveness occurs. Realized gains and losses resulting from these cash flow hedges offset the foreign exchange gains and losses on the underlying transactions being hedged. Gains and losses on derivatives not designated for hedge accounting or representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in other income (expense), net. The assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of the change in fair value is included in current period earnings. Cash flow hedge accounting is deemed ineffective when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter.

Balance Sheet Hedges

In addition to cash flow hedges, the Company also enters into foreign currency forward exchange contracts to mitigate the impact of foreign exchange risk related to certain non-functional currency receivable balances in its foreign entities. The Company does not elect hedge accounting treatment for these hedges and consequently, changes in the fair value of these contracts are recorded within other income (expense), net, in the period which they occur.

All derivatives, whether designated in a hedging relationship or not, are required to be recorded on the balance sheet at fair value. This guidance also requires that changes in the derivative’s fair value be recognized currently in

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill

The Company tests goodwill for impairment at least annually and more frequently upon the occurrence of certain events, which may indicate that impairment has occurred. The provisions of the accounting guidance for goodwill require that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value, which is usually determined by the use of a discounted cash flow technique, of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets of that reporting unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of that unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit goodwill. If the carrying value of a reporting unit’s goodwill exceeds it implied fair value, the Company records an impairment loss equal to the difference.

The Company has determined that it has two reporting units to which goodwill is allocated — Windtec, China and International Subsidiaries (“Windtec”) and Power Systems North America (“PSNA”). The Superconductor reporting unit does not have goodwill. Determining the fair value of a reporting unit is judgmental in nature, and usually involves the use of significant estimates and assumptions. These estimates and assumptions may include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, the determination of appropriate market comparables as well as the fair value of individual assets and liabilities. Consistent with prior years, the Company used an income approach, specifically a discounted cash flow (“DCF”) method, to establish the fair value of the reporting units as of March 31, 2011. As in prior years, the Company used the most recent five year strategic plan approved by the Board of Directors as the initial basis of its analysis. Currently, the Company is not able to estimate additional cash flows to replace the loss of Sinovel revenues. As a result, the DCF for both reporting units yielded a negative fair value. In order to more appropriately consider fair values of the reporting units, the Company assessed the fair value of its Windtec and PSNA reporting units using a net asset approach whereby it estimated the fair value of the assets and liabilities attributable to each of the reporting units. Under this approach, the fair value of each asset and liability within Windtec and PSNA were determined based on the methodology the Company believes is most appropriate

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for each asset and liability. Significant estimates and judgments were involved in this assessment. Those estimates and judgments include the use of valuation methods for determining the fair value of the intangible assets assigned to each of the reporting units and the applicable assumptions included in those valuation methods such as financial projections, discount rates, royalty rates, tax rates and other related assumptions. Other significant estimates and judgments include the assumptions utilized to arrive at the market values of the fixed assets assigned to these reporting units and the realizability of other assets assigned to the reporting units.

The Company performed its annual assessment of goodwill of the Windtec and PSNA reporting units on March 31, 2011. The Company’s annual assessment date corresponded with a triggering event caused by the refusal by Sinovel to accept scheduled shipments from the Company on March 31, 2011. As a result of reductions in its internal revenue and operating forecasts related to Sinovel and certain of its other customers in China, the Company determined that the goodwill related to both the Windtec and PSNA reporting units were fully impaired. Accordingly, the Company recorded impairment charges of $42.1 million and $6.9 million for the Windtec and PSNA reporting units, respectively during the fourth quarter of fiscal 2010.

Valuation of Long-Lived Assets

The Company periodically evaluates its long-lived assets consisting principally of fixed and amortizable intangible assets for potential impairment. In accordance with the applicable accounting guidance for the treatment of long-lived assets, the Company reviews the carrying value of its long-lived assets or asset group that is held and used, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Under the held and used approach, the asset or asset group to be tested for impairment should represent the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The determination of asset groups involves a significant amount of judgment, assumptions, and estimates. The Company has three asset groups, PSNA, Windtec and Superconductor based on the fact that the individual subsidiary companies that support each reporting unit are dependent on one another such that the lowest level of largely independent cash flows is the reporting unit level. The Company evaluates its long-lived assets whenever events or circumstances suggest that the carrying amount of an asset or group of assets may not be recoverable from the estimated undiscounted future cash flows.

In the fourth quarter of fiscal 2010, as a result of reductions in the Company’s revenue and cash flow forecasts related to Sinovel and certain of its other customers in China as well as potential goodwill impairment, the Company concluded that there were indicators of potential impairment of certain long-lived assets. As a result, the Company conducted an assessment of the recoverability of these assets. Recoverability of these assets is measured by comparison of the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining book useful lives. Based on the initial impairment testing, which indicated that the assets were not recoverable, there was an indication that the Company’s Windtec asset group and its corporate long-lived assets were impaired and, as a result, the Company performed additional analysis. An evaluation of the level of impairment, was made with respect to the Windtec asset group and the corporate long-lived assets by comparing the fair value of the long-lived assets in the Windtec asset group against their carrying value and by comparing the fair value of all of the Company’s long-lived assets against their carrying value.

The fair values of the Company’s property and equipment were based on what it could reasonably expect to sell each asset for in an orderly liquidation setting. The determination of the fair values of the Company’s property and equipment includes estimates and judgments regarding the marketability and ultimate sales price of individual assets. The Company utilized market data and approximations from comparable analyses to arrive at the estimated fair values of its property and equipment. The fair values of amortizable intangible assets related to completed technology and trade names were determined using the relief-from-royalty method over the estimated economic lives of those assets from the perspective of a market participant. The fair values of amortizable intangible assets related to customer relationships and backlog were determined using the excess earnings method over the estimated

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

economic lives of those assets from the perspective of a market participant. The determination of the fair values of the Company’s amortizable intangible assets involves significant judgments, assumptions, and estimates, including projections of future cash flows, the percentage of future revenues and cash flows attributable to the intangible assets and asset lives used to generate future cash flows. The Company used a revised five year plan based on the assumption that Sinovel will not be a customer. Future cash flows are based upon revenue growth rate assumptions consistent with industry expectations for the markets that its asset groups operate in.

As a result of the Company’s evaluation of the recoverability of its long-lived assets and amortizable intangible assets during the fourth quarter of fiscal 2010, the Company determined that certain of its property, plant and equipment and intangible assets in its Windtec asset group were impaired as their carrying value exceeded their fair value. Accordingly, the Company recorded an impairment charge of $1.0 million during the fourth quarter of fiscal 2010 of which $0.6 million related to its property and equipment and $0.4 million related to its customer-related intangibles. Further, the Company determined through this analysis that its corporate long-lived assets were not impaired as the fair values of all of its long-lived assets exceeded their carrying values.

Acquisition Accounting

Acquisitions completed prior to April 1, 2009 were accounted for using the purchase method per GAAP. Acquisitions completed subsequent to April 1, 2009 will be accounted for under the acquisition method. Under the purchase method, contingent consideration is recorded as goodwill only in the period in which the consideration is earned. Under the acquisition method we are required to estimate the fair value of contingent consideration as an assumed liability on the acquisition date by estimating the amount of the consideration and probability of the contingencies being met. This estimate is recorded as goodwill on the acquisition date and its value is assessed at each reporting date. Any subsequent change to the estimated fair value is reflected in earnings and not in goodwill. Under the purchase method we were able to record transaction costs related to the completion of the acquisition as goodwill. Under the acquisition method we are required to expense these costs as they are incurred. The Company has not completed an acquisition subsequent to April 1, 2009.

Equity Method Investments

The Company uses the equity method of accounting for investments in entities in which it has an ownership interest in which it does not exercise a controlling interest in the operating and financial policies of an investee. Under this method, an investment is carried at the acquisition cost, plus the Company’s equity in undistributed earnings or losses since acquisition.

Revenue Recognition

The Company recognizes revenue for product sales upon customer acceptance, which can occur at the time of delivery, installation or post-installation, provided persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and the collectability is reasonably assured. Existing customers are subject to ongoing credit evaluations based on payment history and other factors. If it is determined during the arrangement that collectability is not reasonably assured, revenue is recognized on a cash basis of accounting.

During fiscal 2010, the Company determined that revenues from certain of its customers in China during the second and third quarters were incorrectly recorded as the fee was not fixed or determinable or collectability was not reasonably assured at the time of shipment. For these customers, the Company has restated revenues based on a cash basis of accounting with cash applied first against accounts receivable balances, as in the case of Sinovel as of September 30, 2010, then costs of shipments (inventory and value added taxes) before recognizing any gross margin. The Company had previously recognized revenues in the quarters ended September 30, 2010 and December 31, 2010 based on the receipt of shipments by these customers but prior to its receipt of payment for such shipments.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Certain of the Company’s contracts involve retention amounts which are contingent upon meeting certain performance requirements through the expiration of the contract warranty periods. For contractual arrangements that involve retention, the Company recognizes revenue for these amounts when upon the expiration of the warranty period, meeting the performance requirements and when collection of the fee is reasonably assured.

For sales that involve the delivery of multiple elements, we allocate revenue to each undelivered element based on the element’s fair value as determined by vendor-specific objective evidence (“VSOE”), which is the price charged when that element is sold separately, or third-party evidence (“TPE”). When VSOE and TPE are unavailable, fair value is based on our best estimate of selling price. When our estimates are used to determine fair value, management makes its estimates using reasonable and objective evidence to determine the price. We review VSOE and TPE at least annually. If we conclude we are unable to establish fair values for one or more undelivered elements within a multiple-element arrangement using VSOE then we use TPE or our best estimate of the selling price for that unit of accounting, being the price at which the vendor would transact if the unit of accounting were sold by the vendor regularly on a standalone basis. We adopted this new accounting standard on April 1, 2010 using the prospective method, and the adoption did not have a material impact on our consolidated financial statements.

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

Product Warranty

Warranty obligations are incurred in connection with the sale of the Company’s products. The Company generally provides a one to three year warranty on its products, commencing upon installation. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. Future

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

warranty costs are estimated based on historical performance rates and related costs to repair given products. The accounting estimate related to product warranty involves judgment in determining future estimated warranty costs. Should actual performance rates or repair costs differ from estimates, revision to the estimated warranty liability would be required.

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

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each fiscal year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. The Company has provided a valuation allowance against its deferred income tax assets since the Company believes that it is more likely than not that these deferred tax assets are not currently realizable due to the net operating losses incurred by the Company since its inception and uncertainty around profitability in the future.

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. The Company includes interest and penalties related to gross unrecognized tax benefits within the provision for income taxes.

Stock-Based Compensation

The Company accounts for stock-based payment transactions using a fair value-based method and recognizes the related expense in the results of operations.

Stock-based compensation is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The fair value of restricted stock awards is determined by reference to the fair market value of the Company’s common stock on the date of grant. The Company uses the Black-Scholes option pricing model to estimate the fair value of awards with service and performance conditions. For awards with service conditions only, the Company recognizes compensation cost on a straight-line basis over the requisite service/vesting period. The Company uses the lattice model to value market condition awards. For awards with market conditions with a single cliff vest feature, the Company recognizes compensation costs on a straight-line basis over the requisite service period. For awards with performance condition, accruals of compensation cost are made based on the probable outcome of the performance conditions. The cumulative effect of changes in the probability outcomes are recorded in the period in which the changes occur.

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatilities of the Company’s common stock and expected terms. The expected volatility rates are

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Computation of Net (Loss) Income per Common Share

Basic net (loss) income per share (“EPS”) is computed by dividing net (loss) income by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing the net (loss) income by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. For the fiscal years ended March 31, 2011, 2010, and 2009, common equivalent shares of 2,631,251, 688,300, and 3,316,629, respectively, were not included in the calculation of diluted EPS as they were considered antidilutive. The following table reconciles the numerators and denominators of the EPS calculation for the fiscal years ended March 31, 2011, 2010, and 2009 (in thousands except per share amounts):

	Year Ended March 31,
	2011	2010	2009

Numerator:
Net (loss) income	$(186,284)	$16,248	$(16,635)

Denominator:
Weighted-average shares of common stock outstanding	47,750	44,493	43,323
Weighted-average shares subject to repurchase	(647)	(48)	(605)

Shares used in per-share calculation — basic	47,103	44,445	42,718
Dilutive effect of employee equity incentive plans	—	845	—

Shares used in per-share calculation — diluted	47,103	45,290	42,718

Net (loss) income per share — basic	$(3.95)	$0.37	$(0.39)

Net (loss) income per share — diluted	$(3.95)	$0.36	$(0.39)

Foreign Currency Translation

The functional currency of all the Company’s foreign subsidiaries is the U.S. dollar, except for AMSC Windtec, for which the local currency (Euro) is the functional currency, and AMSC China, for which the local currency (Renminbi) is the functional currency. The assets and liabilities of AMSC Windtec and AMSC China are translated into U.S. dollars at the exchange rate in effect at the balance sheet date and income and expense items are translated at average rates for the period. Cumulative translation adjustments are excluded from net income (loss) and shown as a separate component of stockholders’ equity. Net foreign currency transaction and hedging gains (losses), are included in net (loss) income and were $8.0 million, ($2.5) million and ($1.1) million for the fiscal years ended March 31, 2011, 2010 and 2009 respectively. The Company has no restrictions on the foreign exchange activities of its foreign subsidiaries, including the payment of dividends and other distributions.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Risks and Uncertainties

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates and would impact future results of operations and cash flows.

The Company invests its available cash with high-credit, quality financial instruments and invests primarily in investment grade-marketable securities, including, but not limited to, government obligations, money market funds and corporate debt instruments.

Several of the Company’s government contracts are being funded incrementally, and as such, are subject to the future authorization, appropriation, and availability of government funding. The Company has a history of successfully obtaining financing under incrementally-funded contracts with the U.S. government and it expects to continue to receive additional contract modifications in the fiscal year ending March 31, 2012 and beyond as incremental funding is authorized and appropriated by the government.

Contingencies

From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. The Company records a liability in its consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. Management reviews these estimates in each accounting period as additional information is known and adjusts the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. If, with respect to a matter, it is not both probable to result in liability and the amount of loss cannot be reasonably estimated, an estimate of possible loss or range of loss shall be disclosed unless such an estimate cannot be made. The Company does not recognize gain contingencies until they are realized. Legal costs incurred in connection with loss contingencies are expensed as incurred. (See Note 12, “Commitments and Contingencies,” for further information regarding the Company’s pending litigation.)

Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses. The carrying amounts of these instruments approximate fair value.

3.	Marketable Securities and Fair Value Disclosures

Marketable Securities

The Company’s marketable securities are classified as available-for-sale securities and, accordingly, are recorded at fair value. The difference between amortized cost and fair value is included in stockholders’ equity. At March 31, 2011 and 2010, respectively, there were investments with an immaterial gross unrealized loss.

The following is a summary of marketable securities at March 31, 2011 and 2010 (in thousands):

		Gross	Gross	Fair Market
	Cost at	Unrealized	Unrealized	Value at
	March 31, 2011	Gains	Losses	March 31, 2011

Short-term government-backed securities	$76,368	$21	$(18)	$76,371
Short-term commercial paper	39,728	45	(18)	39,755

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Gross	Gross	Fair Market
	Cost at	Unrealized	Unrealized	Value at
	March 31, 2010	Gains	Losses	March 31, 2010

Short-term government-backed securities	$54,438	$35	$(4)	$54,469
Long-term government-backed securities	7,267	75	—	7,342

Fair Value Hierarchy

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance related to disclosures of fair value measurements. The guidance requires gross presentation of activity within the Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements. It also clarifies two existing disclosure requirements on the level of disaggregation of fair value measurements and disclosures on inputs and valuation techniques. A change in the hierarchy of an investment from its current level will be reflected in the period during which the pricing methodology of such investment changes. Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 will be made in the event that the related security is significant to total cash and investments. The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during fiscal 2010.

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

The following table provides the assets and liabilities carried at fair value, measured as of March 31, 2011 and 2010 (in thousands):

	Total	Quoted Prices in	Using Significant	Using Significant
	Carrying	Active Markets	Other Observable	Unobservable
	Value	(Level 1)	Inputs (Level 2)	Inputs (Level 3)

March 31, 2011:
Assets:
Cash equivalents	$49,837	$49,837	$—	$—
Short-term government-backed securities	76,371	—	76,371	—
Short-term commercial paper	39,755	—	39,755	—
Derivatives	3,087	—	3,087	—

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total	Quoted Prices in	Using Significant	Using Significant
	Carrying	Active Markets	Other Observable	Unobservable
	Value	(Level 1)	Inputs (Level 2)	Inputs (Level 3)

March 31, 2010:
Assets:
Cash equivalents	$29,054	$29,054	$—	$—
Short-term government-backed securities	54,469	—	54,469	—
Long-term government-backed securities	7,342	—	7,342	—
Derivatives	168	—	168	—

Valuation Techniques

Cash Equivalents

Cash equivalents consist of highly liquid instruments with maturities of three months or less that are regarded as high quality, low risk investments and are measured using such inputs as quoted prices, and are classified within Level 1 of the valuation hierarchy. Cash equivalents consist principally of certificate of deposits and money market accounts.

Marketable Securities

Marketable securities consist primarily of government-backed securities and commercial paper and are measured using such inputs as quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable for the asset (for example, interest rates and yield curves observable at commonly quoted intervals), and inputs that are derived principally from or corroborated by observable market data by correlation or other means, and are classified within Level 2 of the valuation hierarchy. Short-term marketable securities generally have maturities of greater than three months from original purchase date but less than twelve months from the date of the balance sheet. The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such classification as of each balance sheet date. All marketable securities are considered available-for-sale and are carried at fair value. The Company periodically reviews the realizability of each short-term and long-term marketable security when impairment indicators exist with respect to the security. If an other-than-temporary impairment of value of the security exists, the carrying value of the security is written down to its estimated fair value.

Derivatives

The derivatives entered into by the Company are valued using over-the-counter quoted market prices for similar instruments, and are classified within Level 2 of the valuation hierarchy.

4.	Derivative Financial Instruments

The Company’s foreign currency risk management strategy is principally designed to mitigate the potential financial impact of changes in the value of transactions and balances denominated in foreign currency resulting from changes in foreign currency exchange rates. The Company’s foreign currency hedging program uses forward contracts to manage the foreign currency exposures that exist as part of its ongoing business operations. The Company does not enter into derivative instruments for trading or speculative purposes.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flow Hedges

The Company hedges a portion of its intercompany sales of inventory over a maximum period of 15 months using forward foreign exchange contracts accounted for as cash flow hedges to mitigate the impact of volatility associated with foreign currency transactions.

For forward foreign exchange contracts that are designated as cash flow hedges, if they are effective in offsetting the variability of the hedged cash flows, and otherwise meet the hedge accounting criteria, changes in the derivatives value are not included in current earnings but are included in other comprehensive income in stockholders’ equity. The changes in fair value will subsequently be reclassified into earnings as a component of cost of revenues, as applicable, when the forecasted transaction occurs. To the extent that a previously forecasted transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. Realized gains and losses resulting from these cash flow hedges offset the foreign exchange gains and losses on the underlying transactions being hedged. Gains and losses on derivatives not designated for hedge accounting or representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in other income (expense), net. Effectiveness is assessed at the inception of the hedge and on a quarterly basis. The assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of the change in fair value is included in current period earnings. Cash flow hedge accounting is discontinued when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective.

At March 31, 2011, the Company had forward contracts outstanding to hedge cash flow exposure at the Company’s wholly-owned Austrian subsidiary, AMSC Windtec GmbH (“AMSC Windtec”), with aggregate U.S. dollar equivalent notional amounts of $40.9 million. These contracts expire at various dates through March 2012. The Company discontinued hedge accounting for the forward foreign exchange contracts outstanding as of March 31, 2011 based on the Company’s determination that the original forecasted transactions were not probable of occurring by the end of the originally specified time period. As a result, the Company reclassified accumulated gains of $1.6 million from accumulated other comprehensive income (loss) to other income (expense), net, in the accompanying consolidated statements of operations. At March 31, 2011, the fair value of these forward foreign exchange contracts was $2.0 million.

The fair value amounts of asset derivatives included in prepaid expenses and other current assets and liability derivatives included in accounts payable and accrued expenses in the consolidated balance sheets related to forward foreign exchange contracts as of March 31, 2011 and 2010 were as follows (in thousands):

	Asset Derivatives		Liability Derivatives
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010

Forward foreign exchange contract derivatives not designated as cash flow hedges	$2,008	$—	$—	$—

The Company recognized the following pre-tax gains in other comprehensive income related to forward foreign exchange contracts designated as cash flow hedges (in thousands):

	For the Fiscal Years Ended March 31,
	2011	2010	2009

Gains recognized in other comprehensive income	$1,560	$—	$—
Gains reclassified from other comprehensive income to other income (expense), net due to ineffective hedges	(1,560)	—	—

Total	$—	$—	$—

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognized the following pre-tax gains (losses) related to forward foreign exchange contracts in the consolidated statements of income (in thousands):

	For the Fiscal Years Ended
	March 31,
	2011	2010	2009

Gains (losses) recognized in other income (expense), net	$3,206	$—	$—
Gains (losses) recognized in cost of revenues	1,514	—	—
Gains reclassified from other comprehensive income to other income (expense) on discontinued cash flow hedges	1,560	—	—

Total	$6,280	$—	$—

Balance Sheet Hedges

In addition to cash flow hedges, the Company also enters into foreign currency forward exchange contracts to mitigate the impact of foreign exchange risk related to non-functional currency receivable balances in its foreign entities. The Company does not elect hedge accounting treatment for these hedges and consequently, changes in the fair value of these contracts are recorded within other income (expense), net, in the period which they occur. At March 31, 2011, the Company had forward contracts outstanding with aggregate U.S. dollar equivalent notional amounts of $125.5 million.

The fair value amounts of asset derivatives included in prepaid expenses and other current assets and liability derivatives included in accounts payable and accrued expenses in the consolidated balance sheets related to forward foreign exchange contracts related to non-functional currency receivable balances as of March 31, 2011 and 2010 were as follows (in thousands):

	Asset Derivatives		Liability Derivatives
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010

Forward foreign exchange contracts related to non-functional currency receivable balances	$1,079	$168	$—	$—

The Company recognized the following pre-tax gains (losses) related to forward foreign exchange contracts related to non-functional currency receivable balances in the consolidated statements of income (in thousands):

	For the Fiscal Years Ended March 31,
	2011	2010	2009

Gains (losses) recognized in other income (expense), net	$6,666	$(3,345)	$(171)

5.	Accounts Receivable

Accounts receivable at March 31, 2011 and 2010 consisted of the following (in thousands):

	March 31,
	2011	2010

Accounts receivable (billed)	$12,912	$47,751
Accounts receivable (unbilled)	5,004	10,305
Less: Allowance for doubtful accounts	(683)	(766)

Accounts receivable, net	$17,233	$57,290

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The overall reduction in accounts receivable as of March 31, 2011 reflects the effects of cash basis accounting for certain of the Company’s customers in China.

The Company recorded net long-term receivables of $14.1 million in the fiscal year ended March 31, 2010 that were classified within other assets and long-term deferred revenue on the consolidated balance sheet. During the fiscal year ended March 31, 2011, the Company reversed amounts previously classified as net long-term receivables and the associated long-term deferred revenue as these fees were no longer deemed to be fixed or determinable.

6.	Inventory

Inventory at March 31, 2011 and 2010 consisted of the following (in thousands):

	March 31,
	2011	2010

Raw materials	$17,100	$18,065
Work-in-progress	2,881	7,318
Finished goods	3,466	7,879
Deferred program costs	2,381	2,596

Inventory	$25,828	$35,858

As of March 31, 2011, finished goods inventory includes $1.1 million representing costs of product shipped to customers in China on contracts for which revenue will not be recognized until cash is received or payment is otherwise assured.

The Company recorded an inventory write-down of approximately $63.9 million based on its evaluation of forecasted demand in relation to the inventory on hand and market conditions surrounding its products as a result of the assumption that Sinovel and certain other customers in China will fail to meet their contractual obligations under existing supply agreements and demand that was previously forecasted will fail to materialize.

Deferred program costs as of March 31, 2011 and 2010 primarily represent costs incurred on D-VAR turnkey projects and programs accounted for under contract accounting where the Company needs to complete development programs before revenue and costs will be recognized, respectively.

7.	Property, Plant and Equipment

The cost and accumulated depreciation of property and equipment at March 31, 2011 and 2010 are as follows (in thousands):

	March 31,
	2011	2010

Land	$4,022	$4,022
Construction in progress — equipment	25,968	13,099
Buildings	36,852	36,599
Equipment and software	57,151	34,980
Furniture and fixtures	1,807	1,502
Leasehold improvements	5,024	3,389

Property, Plant and equipment, gross	130,824	93,591
Less accumulated depreciation and amortization	(34,330)	(29,276)

Property, plant and equipment, net	$96,494	$64,315

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation and amortization expense was $8.4 million, $7.1 million, and $5.6 million for the fiscal years ended March 31, 2011, 2010, and 2009, respectively.

8.	Goodwill and Other Intangible Assets

Goodwill

The Company tests goodwill for impairment at least annually and more frequently upon the occurrence of certain events, which may indicate that impairment has occurred. The provisions of the accounting guidance for goodwill require that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value, which is determined by the use of a discounted cash flow technique, of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets of that reporting unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of that unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting entity’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds it implied fair value, the Company records an impairment loss equal to the difference.

The Company performed its annual assessment of goodwill of the Windtec and PSNA reporting units on March 31, 2011. The Company’s annual assessment date corresponded with a triggering event caused by the refusal by Sinovel to accept scheduled shipments from the Company on March 31, 2011. As a result of reductions in its revenue and operating forecasts related to Sinovel and certain of its other customers in China, the Company determined that the goodwill related to both the Windtec and PSNA reporting units was fully impaired. Accordingly, the Company recorded impairment charges of $42.1 million and $6.9 million for the Windtec and PSNA reporting units, respectively during the fourth quarter of fiscal 2010.

The following table presents goodwill for the fiscal years ended March 31, 2011 and 2010 is as follows (in thousands):

Balance at April 1, 2009	$26,233
Contingent consideration	10,828
Net foreign exchange rate impact	(365)

Balance at March 31, 2010	36,696
Contingent consideration	10,004
Impairment of goodwill	(48,959)
Net foreign exchange rate impact	2,259

Balance at March 31, 2011	$—

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

Intangible assets at March 31, 2011 and 2010 consisted of the following (in thousands):

	2011			2010
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book	Estimated
	Amount	Amortization	Value	Amount	Amortization	Value	Useful Life

Licenses	$2,908	$(2,100)	$808	$1,924	$(1,690)	$234	7
Patents	9,038	(4,891)	4,147	7,531	(3,965)	3,566	7
Contractual relationships/ backlog	—	—	—	3,463	(3,416)	47	2
Customer relationships	—	—	—	2,638	(1,908)	730	3 - 5
Trade names and trademarks	1,281	(778)	503	1,223	(568)	655	7
Core technology and know-how	5,841	(4,245)	1,596	5,646	(3,108)	2,538	5 - 10

Intangible assets	$19,068	$(12,014)	$7,054	$22,425	$(14,655)	$7,770

The Company recorded intangible amortization expense of $2.9 million, $2.7 million, and $2.8 million for the fiscal years ended March 31, 2011, 2010, and 2009, respectively and impairment charges of $0.4 million for the year ended March 31, 2011. During fiscal year ended March 31, 2011, certain fully amortized or impaired intangible assets were removed from the gross and related accumulated amortization accounts.

Expected future amortization expense related to intangible assets is as follows (in thousands):

For the Fiscal Years Ended March 31,	Total

2012	$2,444
2013	1,442
2014	1,027
2015	672
2016	574
Thereafter	895

Total	$7,054

The geographic composition of goodwill and intangible assets is as follows (in thousands):

	March 31,
	2011	2010

Goodwill by geography:
U.S.	$—	$6,861
Europe	—	29,835

Total	$—	$36,696

	March 31,
	2011	2010

Intangible assets by geography:
U.S.	$5,210	$4,475
Europe	1,844	3,295

Total	$7,054	$7,770

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The business segment composition of intangible assets is as follows (in thousands):

	March 31,
	2011	2010

Intangible assets by business segments:
AMSC Power Systems	$4,002	$5,034
AMSC Superconductors	3,052	2,736

Total	$7,054	$7,770

9.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31,
	2011	2010

Accounts payable	$40,074	$33,762
Accrued miscellaneous expenses	20,981	9,047
Accrued subcontractor program costs	1,190	5,671
Accrued compensation	8,174	8,938
Income taxes payable	11,947	20,470
Accrued warranty	7,907	6,431

Total	$90,273	$84,319

Product Warranty

The Company generally provides a one to three year warranty on its products, commencing upon installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. The following is a summary of accrued warranty activity (in thousands):

	For the Fiscal Years Ended
	March 31,
	2011	2010

Beginning balance	$6,431	$4,749
Accruals for warranties during the period	4,994	5,547
Settlements during the period	(3,519)	(3,865)

Ending balance	$7,907	$6,431

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes

Income (loss) before income taxes for the fiscal years ended March 31, 2011, 2010, and 2009 are provided in the table as follows (in thousands):

	For the Fiscal Years Ended
	March 31,
	2011	2010	2009

Income (loss) before income tax expense:
U.S.	$(61,436)	$(43,672)	$(38,802)
Foreign	(108,895)	80,428	30,902

Total	$(170,331)	$36,756	$(7,900)

The components of income tax expense (benefit) attributable to continuing operations consist of the following (in thousands):

	For the Fiscal Years Ended
	March 31,
	2011	2010	2009

Current
Federal	$—	$—	$—
State	—	—	—
Foreign	12,438	23,215	8,589

Total current	12,438	23,215	8,589
Deferred
Federal	(221)	30	30
State	(34)	5	6
Foreign	3,770	(2,742)	110

Total deferred	3,515	(2,707)	146

Income tax expense	$15,953	$20,508	$8,735

The reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate is shown below.

	For the Fiscal Years Ended
	March 31,
	2011	2010	2009

Statutory federal income tax rate	(34)%	34%	(34)%
State income taxes, net of federal benefit	(1)	(6)	(24)
State rate change	—	—	36
Foreign income tax rate differential	4	(20)	(38)
Stock options	1	3	5
Nondeductible expenses	—	1	—
Research and development credit	(1)	(2)	(7)
Goodwill Impairment	7	—	—
Valuation allowance	33	46	173

Effective income tax rate	9%	56%	111%

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the principal components of the Company’s deferred tax assets and liabilities (in thousands):

	For the Year Ended
	March 31,
	2011	2010

Deferred tax assets:
Net operating loss carryforwards	$194,216	$176,028
Research and development and other credits	9,324	7,439
Accruals and reserves	45,917	4,664
Fixed assets and intangibles	3,042	63
Other	20,277	9,373

Gross deferred tax assets	272,776	197,567
Valuation allowance	(220,596)	(187,358)

Total deferred tax assets	52,180	10,209

Deferred tax liabilities:
Intangibles from acquisitions	(378)	(710)
Intercompany debt	(33,872)	—
Other	(17,720)	—
Fixed assets and intangibles	(210)	(5,946)

Total deferred tax liabilities	(52,180)	(6,656)

Net deferred tax assets	$—	$3,553

The Company has provided a full valuation allowance against its net deferred income tax assets since it is more likely than not that its deferred tax assets are not currently realizable due to the net operating losses incurred by the Company since its inception and net operating losses forecasted in the future. The Company has recorded a deferred tax asset of approximately $14.9 million reflecting the benefit of deductions from the exercise of stock options. This deferred tax asset has been fully reserved since it is more likely than not that the tax benefit from the exercise of stock options will not be realized. The tax benefit will be recorded as a credit to additional paid-in capital if realized.

At March 31, 2011, the Company has aggregate net operating loss carryforwards in the U.S. for federal and state income tax purposes of approximately $539 million and $295 million, respectively, which expire in the years ending March 31, 2012 through 2031. Also included in the U.S. net operating losses is approximately $0.7 million and $3.7 million of acquired losses from Superconductivity, Inc. and Power Quality Systems, Inc., respectively. Of this amount, $52.3 million results from excess tax deductions from stock option exercised in 2006 through 2011. Pursuant to the guidance on accounting for stock-based compensation, the deferred tax asset relating to excess tax benefits from these exercises was not recognized for financial statement purposes. The future benefit from these deductions will be recorded as a credit to additional paid-in capital when realized. Research and development and other tax credit carryforwards amounting to approximately $7.2 million and $3.2 million are available to offset federal and state income taxes, respectively, and will expire in the fiscal years ending March 31, 2012 through 2031.

For the year ended March 31, 2011, the Company incurred a net operating loss (“NOL”) in its Austrian operation of approximately $65 million which can be carried forward indefinitely subject to certain annual limitations and immaterial amounts of current and net operating loss carryforwards for its other foreign operations, excluding China which incurred taxable income, which can be carried forward indefinitely.

Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), provides limits on the extent to which a corporation that has undergone an ownership change (as defined) can utilize any NOL and general business

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax credit carryforwards it may have. The Company performed a study to determine whether Section 382 could limit the use of its carryforwards in this manner. After completing this study, the Company has concluded that the limitation will not have a material impact on its ability to utilize its net operating loss carryforwards.

For the year ended March 31, 2011, a portion of the deferred tax liabilities created by goodwill in prior years as a result of an U.S. acquisition has been written off. As a result, a deferred tax asset has been recorded with a corresponding increase to the Company’s valuation allowance since it is more likely than not that the tax benefit from the deduction will not be realized. As a result of the impairment of goodwill, this deferred tax liability was reversed as of March 31, 2011. This deferred tax liability was approximately $0.3 million for the year ended March 31, 2010.

The estimated amount of undistributed earnings of our foreign subsidiaries is approximately $118 million at March 31, 2011. No amount for U.S. income tax has been provided on the undistributed earnings of our foreign subsidiaries because the Company considers such earnings to be permanently reinvested. In the event of distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes, subject to an adjustment, if any, for foreign tax credits. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with this hypothetical calculation.

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. The Company has gross unrecognized tax benefits of approximately $0.3 million and $0.2 million at March 31, 2011 and 2010, respectively. These amounts represent the amount of unrecognized tax benefits that, if recognized, would result in a reduction of the Company’s effective tax rate.

A tabular roll forward of the Company’s uncertainties in income tax provision liability is presented below (in thousands):

Balance at March 31, 2009	$105
Increase for tax positions related to fiscal 2009	90

Balance at March 31, 2010	195
Increase for tax positions related to fiscal 2010	102

Balance at March 31, 2011	$297

The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. Any unrecognized tax benefits, if recognized, would favorably affect its effective tax rate in any future period. The Company does not expect that the amounts of unrecognized benefits will change significantly within the next 12 months. Interest and penalties were recorded beginning in fiscal 2010 but were immaterial amounts.

The Company conducts business globally and, as a result, its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Major tax jurisdictions include the U.S., China and Austria. All U.S. income tax filings for fiscal years ending March 31, 1995 through 2011 remain open and subject to examination and all years from calendar year 2003 through fiscal 2010 remain open and subject to examination in Austria. Tax filings in China for calendar years 2008 through 2010 will remain open and subject to examination.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Stockholders’ Equity

Public Offering

In November 2010, the Company issued 4,600,000 shares of common stock at a price of $35.50 per share in a public equity offering, which resulted in net proceeds to the Company of approximately $155.2 million, after deducting the underwriting costs and offering expenses of $8.1 million.

Stock-Based Compensation

The components of employee stock-based compensation for the fiscal years ended March 31, 2011, 2010 and 2009 were as follows (in thousands):

	For the Fiscal Years Ended
	March 31,
	2011	2010	2009

Stock options	$6,374	$5,895	$3,599
Restricted stock and stock awards	6,919	7,535	6,022
Employee stock purchase plan	119	64	51

Total stock-based compensation expense	$13,412	$13,494	$9,672

The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. The total unrecognized compensation cost for unvested outstanding stock options was $10.3 million and $11.5 million for the fiscal years ended March 31, 2011 and 2010, respectively. This expense will be recognized over a weighted-average expense period of approximately 2.3 years. The total unrecognized compensation cost for unvested outstanding restricted stock was $6.3 million and $6.2 million for the fiscal years ended March 31, 2011 and 2010, respectively. This expense will be recognized over a weighted-average expense period of approximately 1.4 years.

The following table summarizes employee stock-based compensation expense by financial statement line item for the fiscal years ended March 31, 2011, 2010 and 2009 (in thousands):

	For the Fiscal Years Ended
	March 31,
	2011	2010	2009

Cost of revenues	$1,188	$1,199	$1,350
Research and development	1,977	2,023	1,934
Selling, general and administrative	10,247	10,272	6,388

Total stock-based compensation expense	$13,412	$13,494	$9,672

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the information concerning currently outstanding and exercisable employee and non-employee options:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options/	Exercise	Contractual	Intrinsic Value
	Shares	Price	Term	(Thousands)

Outstanding at March 31, 2010	2,715,916	$21.15
Granted at fair value	287,600	28.73
Exercised	(567,375)	12.71
Cancelled/Forfeited	(431,416)	31.99

Outstanding at March 31, 2011	2,004,725	$22.29	6.2	$9,584

Exerciseable at March 31, 2011	968,579	$16.35	6.2	$8,668

Fully vested and expected to vest at March 31, 2011	1,911,562	$21.85	5.4	$9,558

The weighted-average grant-date fair value of stock option awards granted during the fiscal years ended March 31, 2011, 2010 and 2009 was $17.43 per share, $28.29 per share and $13.85 per share, respectively. Intrinsic value represents the amount by which the market price of the common stock exceeds the exercise price of the options. The aggregate intrinsic value of exercisable options at March 31, 2011, 2010 and 2009 was $8.7 million, $16.4 million and $6.4 million, respectively. The aggregate intrinsic value of options exercised at March 31, 2011, 2010 and 2009 was $13.0 million, $11.4 million and $20.5 million, respectively.

The weighted average assumptions used in the Black-Scholes valuation model for stock options granted during the fiscal years ended March 31, 2011, 2010, and 2009 are as follows:

	For the Fiscal Years Ended
	March 31,
	2011	2010	2009

Dividend yield	None	None	None
Expected volatility	64.2%	68.9%	61.5%
Risk-free interest rate	2.2%	2.6%	3.0%
Expected life (years)	5.8	5.6	4.9

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

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the employee and non-employee restricted stock activity for the fiscal year ended March 31, 2011:

		Weighted	Intrinsic
		Average	Aggregate
		Grant Date	Value
	Shares	Fair Value	(Thousands)

Outstanding at April 1, 2010	508,374	$27.31
Granted	356,625	29.29
Vested	(180,337)	26.37
Forfeited	(58,135)	30.29

Outstanding at March 31, 2011	626,527	$29.22	$15,581

The total fair value of restricted stock that was granted during the fiscal years ended March 31, 2011, 2010 and 2009 was $10.4 million, $6.8 million and $12.0 million, respectively. The total fair value of restricted stock that vested during the fiscal years ended March 31, 2011, 2010 and 2009 was $5.5 million, $8.4 million and $1.8 million, respectively.

The restricted stock granted during the fiscal year ended March 31, 2011 includes approximately 105,950 shares of performance-based restricted stock, which would vest upon achievement of certain financial performance measurements. At March 31, 2011, the Company determined that the performance measures were not met. As a result, the Company reversed $1.8 million that had been recorded as stock-based compensation expense related to performance-based awards. Such shares were cancelled in May 2011. Included in the table above is 8,000 shares of restricted units.

The remaining shares granted vest upon the passage of time. For awards that vest upon the passage of time, expense is being recorded over the vesting period.

Stock-Based Compensation Plans

As of March 31, 2011, the Company had two active stock plans: the 2007 Stock Incentive Plan (the “2007 Plan”) and the 2007 Director Stock Option Plan (the “2007 Director Plan”). The 2007 Plan replaced the Company’s 2004 Stock Incentive Plan upon the approval by the Company’s stockholders on August 3, 2007. The 2007 Director Plan replaced the Second Amended and Restated 1997 Director Stock Option Plan, which expired pursuant to its terms on May 2, 2007.

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

As of March 31, 2011, the 2007 Plan had 3,339,884 shares and the 2007 Director Plan had 226,000 shares available for future issuance.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (ESPP) which provides employees with the opportunity to purchase shares of common stock at a price equal to the market value of the common stock at the end of the offering period, less a 15% purchase discount. The Company recognized compensation expense of $0.1 million for each of the fiscal years ended March 31, 2011, 2010, and 2009, respectively, related to the ESPP. The Company issued

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

26,223 shares of common stock related to the ESPP during the year ended March 31, 2011. As of March 31, 2011, the ESPP had 527,757 shares available for future issuance.

12.	Commitments and Contingencies

Commitments

Purchase Commitments

The Company periodically enters into non-cancelable purchase contracts in order to ensure the availability of materials to support production of its products. Purchase commitments represent enforceable and legally binding agreements with suppliers to purchase goods or services. The Company periodically assesses the need to provide for impairment on these purchase contracts and record a loss on purchase commitments when required. During fiscal year ended March 31, 2011, the Company recorded losses of $38.8 million to cost of revenues as a result of commitments to purchase materials that were in excess of its estimated future demand from certain of its customers in China.

Lease Commitments

Operating leases include minimum payments under leases for our facilities and certain equipment, see Item 2, “Properties.” The Company’s primary leased facilities are located in Middleton and New Berlin, Wisconsin; Suzhou and Beijing, China; and Klagenfurt, Austria with a combined total of approximately 341,000 square feet of space. These leases have varying expiration dates between August 2011 and February 2016 which can generally be terminated at our request after a six month advance notice. The Company leases other locations which focus primarily on applications engineering, sales and/or field service and do not have significant leases or physical presence.

Minimum future lease commitments at March 31, 2011 were as follows (in thousands):

For the Fiscal Years Ended March 31,	Total

2012	$2,607
2013	1,471
2014	1,114
2015	708
2016	694
Thereafter	270

Total	$6,864

Rent expense under the operating leases mentioned above was as follows (in thousands):

	For the Fiscal Years Ended
	March 31,
	2011	2010	2009

Rent expense	$2,947	$2,153	$1,777

Contingencies

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

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guotong converters are being used in wind turbines containing its wind turbine control software, the Company believes that its copyrighted software is being infringed. The Company is seeking a cease and desist order with respect to the unauthorized use of its software, monetary damages for its economic losses (with respect to Guotong only) and reimbursement of all costs and reasonable expenses.

Other

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

As of March 31, 2011, the Company had nine performance bonds on behalf of AMSC Windtec and its wholly-owned Chinese subsidiary, Suzhou AMSC Superconductor Co. Ltd (“AMSC China”), in support of customer contracts to guarantee supply of core components and software. The total value of the outstanding performance bonds is $2.6 million and they expire between July 2011 and March 2014. In the event that the payment is made in accordance with the requirements of any of these performance bonds, the Company would record the payment as an offset to revenue.

At March 31, 2011 and 2010, the Company had $5.6 million and $5.7 million, respectively, of restricted cash included in current assets, which includes the restricted cash securing letters of credit for various supply contracts. The Company also had an additional $10.3 million and $1.8 million in bank guarantees and letters of credit supported by unsecured lines of credit, at March 31, 2011 and 2010, respectively.

The Company had unused, unsecured lines of credit consisting of $17.5 million (approximately RMB 114.8 million) in China and $2.3 million (approximately €1.6 million) in Austria as of March 31, 2011. In July 2011, the Bank of China informed the Company that its unsecured credit line of approximately RMB 100.0 million (approximately $15.2 million), which expired in August 2011, would not be renewed.

13.	Employee Benefit Plans

The Company has implemented a deferred compensation plan (the “Plan”) under Section 401(k) of the Internal Revenue Code. Any contributions made by the Company to the Plan are discretionary. The Company has a stock match program under which the Company matched, in the form of Company common stock, 50% of the first 6% of eligible contributions. The Company recorded expense of $0.8 million, $0.7 million, and $0.6 million for the fiscal years ended March 31, 2011, 2010, and 2009, respectively, and recorded corresponding charges to additional paid-in capital related to this program.

14.	Equity Investments

Investment in Tres Amigas

On October 9, 2009, the Company made an investment in Tres Amigas LLC, (“Tres Amigas”), a merchant transmission company, for $1.8 million, consisting of $0.8 million in cash and $1.0 million in AMSC common stock. On January 6, 2011 and May 20, 2011, the Company increased its minority position in Tres Amigas by an additional $1.8 million on each date. As of June 30, 2011, the Company holds a 37% ownership interest.

The Company determined that Tres Amigas is a variable interest entity (“VIE”) and that the Company is not the primary beneficiary of the VIE. Therefore, the Company has not consolidated Tres Amigas as of June 30, 2011. The investment is carried at the acquisition cost, plus the Company’s equity in undistributed earnings or losses. The Company’s maximum exposure to loss is limited to the Company’s recorded investment in this VIE. The

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s investment in Tres Amigas is included in other assets on the consolidated balance sheet and the equity in undistributed losses of Tres Amigas is included in other income (expense), net, on the consolidated statements of operations.

The net investment activity for the fiscal years ended March 31, 2011 and 2010 is as follows (in thousands):

Balance at April 1, 2009	$—
Purchase of minority investment	1,809
Minority interest in net losses	(59)

Balance at March 31, 2010	1,750
Purchase of minority investment	1,765
Minority interest in net losses	(489)

Balance at March 31, 2011	$3,026

Investment in Blade Dynamics Ltd.

On August 12, 2010, the Company acquired (through AMSC Windtec), a minority ownership position in Blade Dynamics Ltd. (“Blade Dynamics”), a designer and manufacturer of advanced wind turbine blades based on proprietary materials and structural technologies, for $8.0 million in cash. The Company uses the equity method of accounting for this investment since it does not have a controlling ownership interest in the operating and financial policies of Blade Dynamics. As such, the investment is carried at the acquisition cost, plus the Company’s equity in undistributed earnings or losses. The Company’s investment is included in other assets on the consolidated balance sheet and the minority interest in net losses of Blade Dynamics is included in other income (expense), net, on the consolidated statements of operations. As of March 31, 2011, the Company holds a 25% ownership interest. The net investment activity for the fiscal year ended March 31, 2011 is as follows (in thousands):

Balance at April 1, 2010	$—
Purchase of minority investment	8,000
Minority interest in net losses	(908)
Net foreign exchange rate impact	811

Balance at March 31, 2011	$7,903

15.	Restructuring

During fiscal 2007, the Company’s Board of Directors approved a restructuring plan (the “Fiscal 2007 Plan”) to reduce operating costs through the closure its last remaining facility in Westborough, Massachusetts, and the consolidation of operations there, including its corporate headquarters, into its Devens, Massachusetts, facility. The Company’s restructuring charges for the fiscal years ended March 31, 2010, and 2009 were $0.5 million, and $1.0 million, respectively.

16.	Business Segment and Geographic Information

Prior to April 1, 2011, the Company reported its financial results in two reportable business segments: AMSC Power Systems and AMSC Superconductors.

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

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AMSC Superconductors focuses on manufacturing HTS wire and coils; designs and develops superconductor products, such as power cables, fault current limiters and motors; and manages large-scale superconductor projects.

The operating results for the two business segments are as follows (in thousands):

	For the Fiscal Years Ended March 31,
Revenues	2011	2010	2009

AMSC Power Systems	$276,440	$304,276	$168,008
AMSC Superconductors	10,163	11,679	14,747

Total	$286,603	$315,955	$182,755

	For the Fiscal Years Ended March 31,
Operating Income (Loss)	2011	2010	2009

AMSC Power Systems	$(138,490)	$77,604	$26,492
AMSC Superconductors	(25,911)	(24,432)	(23,655)
Unallocated corporate expenses	(13,582)	(14,511)	(11,033)

Total	$(177,983)	$38,661	$(8,196)

Total business segments assets are as follows (in thousands):

	March 31,
	2011	2010

AMSC Power Systems	$97,885	$179,873
AMSC Superconductors	66,422	32,978
Corporate assets	276,902	187,333

Total	$441,209	$400,184

The accounting policies of the business segments are the same as those for the consolidated Company. Certain corporate expenses which the Company does not believe are specifically attributable or allocable to either of the two business segments have been excluded from the segment operating income.

Unallocated corporate expenses include stock-based compensation expense of $13.4 million, $13.5 million and $9.7 million for the fiscal years ended March 31, 2011, 2010 and 2009, respectively. For the fiscal years ended March 31, 2010 and 2009, unallocated corporate expenses also included $0.5 million and $1.0 million, respectively, of restructuring charges related primarily to the closure of the Company’s Westborough, Massachusetts facility.

Geographic information about revenue, based on shipments to customers by region, is as follows (in thousands):

	For the Fiscal Years Ended March 31,
	2011	2010	2009

U.S.	$18,642	$40,750	$29,826
Other North America	6,670	4,434	6,256
Europe	10,289	14,755	5,123
Asia-Pacific	251,002	256,016	141,550

Total	$286,603	$315,955	$182,755

In the fiscal year ended March 31, 2011, 2010 and 2009, 93%, 87% and 84% of the Company’s revenues, respectively, were recognized from sales outside the United States. Of the revenue recognized from customers

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outside the United States, 82%, 88% and 86% were recognized from customers in China in the fiscal years ended March 31, 2011, 2010 and 2009, respectively. The Company maintains operations in Austria, China and the United States and sales and service support centers around the world.

For the fiscal years ended March 31, 2011, 2010 and 2009, the Company had one customer, Sinovel, which represented approximately 68%, 70% and 67% of total revenue, respectively. As of March 31, 2011 and 2010, Sinovel represented 0% and 61% of the total accounts receivable balance, respectively.

Geographic information about property, plant and equipment associated with particular regions is as follows (in thousands):

	March 31,
	2011	2010

U.S and other North America	$86,971	$58,538
Europe	5,895	3,602
Asia-Pacific	3,628	2,175

Total	$96,494	$64,315

In order to more effectively increase and diversify its revenues, as of April 1, 2011, the Company resegmented its business into two new market-facing business segments: Wind and Grid. The Company believes that this more market-centric structure will enable it to more effectively anticipate and meet the needs of its core wind turbine manufacturing, power generation project development and electric utility customers. Through March 31, 2011, the Company continued to report on the AMSC Power Systems and AMSC Superconductors business segments.

17.	Quarterly Financial Data (Unaudited)

As disclosed in Note 2, the Company restated its unaudited condensed consolidated financial statements for the fiscal quarters ended September 30, 2010 and December 31, 2010 as reflected in amended Quarterly Reports on Form 10-Q/A for the applicable periods and is reflected in the information below:

	For the Fiscal Year Ended March 31, 2011:
(In thousands, except per share amount)		September 30,	December 31,
	June 30,	2010	2010	March 31,
Three Months Ended	2010	(Restated)	(Restated)	2011

Total revenue	$97,209	$98,073	$31,570	$59,751
Operating income (loss)	16,081	13,080	(22,960)	(184,184)
Net income (loss)	9,170	7,839	(18,158)	(185,135)
Net income (loss) per common share — basic	0.20	0.17	(0.38)	(3.67)
Net income (loss) per common share — diluted	0.20	0.17	(0.38)	(3.67)

	For the Fiscal Year Ended March 31, 2010:
	June 30,	September 30,	December 31,	March 31,
Three Months Ended	2009	2009	2009	2010

Total revenue	$73,000	$74,672	$80,659	$87,624
Operating income	6,391	10,330	10,440	11,500
Net income	1,792	4,340	5,179	4,937
Net income per common share — basic	0.04	0.10	0.12	0.11
Net income per common share — diluted	0.04	0.10	0.11	0.11

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded the following material charges in the fourth quarter of its consolidated financial statements for the fiscal year ended March 31, 2011:

Impact on loss before income tax expense for the quarterly period ended March 31, 2011:
Increase in provision for excess and obsolete inventory	$61,216
Loss on purchase commitments	38,763
Goodwill and long-lived asset impairment	49,955
Write-off of prepaid value added taxes	5,355

Total impact on loss before income tax expenses for the quarterly period ended March 31, 2011	$155,289

18.	Subsequent Events

The Company has performed an evaluation of subsequent events through the time of filing this Annual Report on Form 10-K with the SEC.

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

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Chief Executive Officer Transition

On May 24, 2011, the Company announced that Daniel P. McGahn, President and Chief Operating Officer, had been appointed Chief Executive Officer and a member of the Board of Directors, effective June 1, 2011. Mr. McGahn succeeds Gregory J. Yurek, who resigned from his position as Chief Executive Officer of the Company, effective on June 1, 2011. In connection with his retirement and resignation, the Company entered into a retirement and services agreement (the “Agreement”) with Mr. Yurek pursuant to which Mr. Yurek will serve as a senior advisor to the Company for up to 24 months. The Agreement includes a general release of claims and customary non-compete and non-solicit covenants for the three-year period ending May 31, 2014. Pursuant to this agreement, Mr. Yurek is entitled to receive the following payments and benefits: (i) a total of $2.0 million in cash, of which $83,333 is payable on the final day of each month from June 2011 to August 2012, $50,000 is payable on the final day of September 2012, and $50,000 is payable on the final day of each month from April 2013 to May 2014; and (ii) continued group medical, dental and vision insurance coverage through May 31, 2014. In accordance with the terms of Mr. Yurek’s outstanding stock option and restricted stock agreements, the outstanding restricted stock that is unvested as of June 1, 2011 will be forfeited and the outstanding stock options will continue to vest for so long as he continues to serve as an advisor to the Company. Thereafter, any remaining unvested portions of Mr. Yurek’s stock options will be cancelled for no consideration. Mr. Yurek agreed to remain as Chairman of the Board until the

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annual meeting of stockholders or August 15, 2011, whichever occurred first; and will not stand for reelection to the Board at the annual meeting. Mr. Yurek ceased serving as our Chairman of the Board on August 15, 2011. The Agreement replaces and supersedes the Amended and Restated Executive Severance Agreement, dated as of December 23, 2008, between the Company and Mr. Yurek.

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

19.	Recent Accounting Pronouncements

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

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2011 because of the material weaknesses in internal control over financial reporting discussed below.

Notwithstanding the material weaknesses described below, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, the financial position of American Superconductor Corporation and subsidiaries at March 31, 2011 and 2010 and their consolidated results of operations and cash flows for each of the three years in the period ended March 31, 2011 in conformity with accounting principles generally accepted in the United States (“GAAP”).

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP, and includes those policies and procedures that:

(1) Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation was conducted over the effectiveness of our internal control over financial reporting as of March 31, 2011. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations. Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2011 due to the material weaknesses in internal control described below.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

Other than the material weaknesses described above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About Directors and Officers

Information regarding our executive officers is included in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant,” as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

Set forth below, for each director, are his or her name and age, his or her positions (if any) with us, his or her principal occupation and business experience during the past five years, the names of other public companies of which he or she has served as a director during the past five years, the specific experience, qualifications, attributes or skills that led to the conclusion that the person should serve as a director and the year of the commencement of his or her term as a director of American Superconductor.

Daniel P. McGahn, age 40, has been our chief executive officer since June 2011 and president since December 2009. Mr. McGahn also served as chief operating officer from December 2009 until May 2011, as senior vice president and general manager of our AMSC Superconductors business unit from May 2008 until December 2009 and vice president of our AMSC Superconductors business unit from January 2008 to May 2008. Previously, Mr. McGahn was vice president of strategic planning and development from December 2006 to January 2008. From 2003 to 2006, Mr. McGahn served as executive vice president and chief marketing officer of Konarka Technologies, which develops and commercializes Konarka Power Plastic®, a material that converts light to electricity. We believe Mr. McGahn’s qualifications to sit on our Board include his extensive experience with the Company, including serving as our president since December 2009, experience in the power electronics industry and strategic planning expertise gained while working in senior management and as a consultant for other public and private companies. Mr. McGahn has been a director of the Company since June 2011.

John W. Wood, Jr., age 67, has been chairman of our Board since August 2011 and is currently an independent consultant. He served as chief executive officer of Analogic Corporation, a designer and manufacturer of medical imaging and security systems, from 2003 through 2006. Prior to joining Analogic, he held senior executive positions over a 22-year career at Thermo Electron Corporation. Most recently, Mr. Wood served as president of Peek Ltd., a division of Thermo Electron Corporation, and as a senior vice president of the parent company. He previously served as president and chief executive officer of Thermedics, a subsidiary of Thermo Electron. Mr. Wood is a director of FLIR Systems, Inc., which is a publicly traded company, and ESCO Corporation, which is a privately held company. We believe Mr. Wood’s qualifications to sit on our Board include his extensive executive-level management experience and significant financial experience. Mr. Wood has been a director of the Company since December 2006.

Vikram S. Budhraja, age 63, has been president of Electric Power Group, LLC, a Pasadena, California-based consulting firm that provides management and strategic consulting services, synchrophasor technology applications, and power grid reliability monitoring solutions to the electric power industry, since January 2000. From 1977 to January 2000, Mr. Budhraja served in several key senior management positions at Edison International, the parent company of Southern California Edison, including: president of Edison Technology Solutions; senior vice president and head of the Power Grid Business Unit of Southern California Edison; and vice president of System Planning, Fuels and Operations of Southern California Edison. He is a founding member of the Consortium for Electric Reliability Technology Solutions (CERTS) and worked with the U.S.-Canadian Power Systems Outage Task Force that was formed to investigate the root causes of the August 14, 2003 power blackout in the Northeast. Mr. Budhraja has previously served as a director of several organizations, including the California Independent System Operator Corporation and SoftSwitching Technologies. We believe Mr. Budhraja’s qualifications to sit on our Board include his extensive operational knowledge of, and executive level management experience in, the electric power industry. Mr. Budhraja has been a director of the Company since 2004.

Peter O. Crisp, age 78, served as vice chairman of Rockefeller Financial Services, Inc., a financial services firm, from December 1997 until September 2004. From 1969 to 1997, he was a general partner of Venrock Associates, a venture capital firm based in New York. Mr. Crisp served as a director of United States Trust Corporation until August

2004. He is currently a director of several private companies. We believe Mr. Crisp’s qualifications to sit on our Board include his valuable corporate governance experience gained while serving as a director for 43 public and private companies, as well as his strategic planning expertise gained while counseling numerous Fortune 500 companies. Mr. Crisp has been a director of the Company since 1987.

Richard Drouin, age 79, is counsel at McCarthy Tétrault LLP, a Canadian law firm. Mr. Drouin was the chairman and chief executive officer of Hydro-Quebec, a public electric utility based in Canada, from April 1988 to September 1995. From September 1999 to February 2009, he was also chairman of the North American Electric Reliability Organization which oversees the reliability of the Bulk Power Transmission Systems in North America. He is chairman of the board of Stonebridge Financial. He is a director of the British Airport Authority in London, Gesca Limitée in Montreal, and President’s Choice Bank in Toronto. He was also chairman of the board of the World Energy Congress which was held in Montreal in September 2010. He is Honorary Consul for Great Britain in Quebec. We believe Mr. Drouin’s qualifications to sit on our Board include his experience serving as a director for other public and private companies and his extensive legal skill and expertise developed as counsel to public and private companies over the past 35 years. Mr. Drouin has been a director of the Company since 1996.

Pamela F. Lenehan, age 59, has been president of Ridge Hill Consulting, a strategy and financial consulting firm, since June 2002. From September 2001 until June 2002, Ms. Lenehan was self-employed as a private investor. From March 2000 until September 2001, she served as vice president and chief financial officer of Convergent Networks, Inc., a manufacturer of switching equipment. From February 1995 until January 2000, she was senior vice president of corporate development and treasurer of Oak Industries, Inc., a manufacturer of telecommunications components until it was acquired by Corning. Prior to that time, Ms. Lenehan was a Managing Director in Credit Suisse First Boston’s Investment Banking division and a vice president of Corporate Banking at Chase Manhattan Bank. Ms. Lenehan is currently a director of publicly traded Spartech Corporation and Monotype Imaging Holdings Inc., and privately held National Mentor Holdings. She previously served as a director of Avid Technology. We believe Ms. Lenehan’s qualifications to sit on our Board include her experience serving as a director for other public and private companies, her extensive financial and strategic management experience, and her particular knowledge of equity and debt financing and mergers and acquisitions. She also holds an Advanced Professional Director Certification from the American College of Corporate Directors, a national public company director education organization. Ms. Lenehan has been a director of the Company since March 2011.

David R. Oliver, Jr., age 69, has been executive vice president and chief operating officer, European Aeronautic Defense and Space Company North America (EADS NA), a large European aerospace corporation, since January 2008. Mr. Oliver served as chief executive officer of the defense division of EADS NA for most of the four years preceding January 2008 except when he was running the EADS portion of the capture effort for the Air Force Tanker program (one of the largest Defense programs ever competed). Before joining EADS NA, Mr. Oliver was stationed in Baghdad as Director of Management and Budget for the Coalition Forces. Prior to that, he served as the United States’ Principal Deputy Under Secretary of Defense for Acquisition and Technology. Mr. Oliver also previously held management positions at both Westinghouse Electric and Northrop Grumman. In the Navy, he commanded both diesel and nuclear submarines as well as two submarine groups in the Cold War. His last Navy appointment was as Principal Deputy to the Assistant Secretary of the Navy for Research, Development and Acquisition. Rear Admiral (retired) Oliver’s military decorations include the Defense and Navy Distinguished Service Medals as well as six awards of the Legion of Merit. Mr. Oliver is a director of EADS NA, which is a publicly traded entity, and Pittsburgh Electric Engineering Company, which is a privately held entity. We believe Mr. Oliver’s qualifications to sit on our Board include his extensive leadership, management and budgeting experience gained while serving as a senior officer in the United States Navy. Mr. Oliver has been a director of the Company since September 2006.

John B. Vander Sande, age 67, co-founded American Superconductor, but has never had day-to-day operational responsibilities at our company. Dr. Vander Sande is the Cecil and Ida Green Distinguished Professor, Department of Materials Science and Engineering, emeritus, at the Massachusetts Institute of Technology (MIT), specializing in the analysis of the microstructure of materials. He was Associate Dean and Acting Dean of Engineering at MIT from 1992 to 1999 and was founding Executive Director of the Cambridge (England)-MIT Institute from 1999 to 2003. He was Acting Provost at Reykjavik University, Iceland in 2009-10.

We believe Dr. Vander Sande’s qualifications to sit on our Board include his extensive knowledge of materials, the power technologies industry and his long-time tenure as a professor and administrator at a leading research university. Dr. Vander Sande has been a director of the Company since 1990.

Code of Business Conduct and Ethics

We have adopted a written Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer and principal financial and accounting officer, or persons performing similar functions. We have posted a current copy of the code in the “Governance” section of the “Investors” page of our website, www.amsc.com. In addition, we intend to post on our website all disclosures that are required by law or NASDAQ Stock Market listing standards concerning any amendments to, or waivers from, any provision of our code.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Based solely on review of the copies of such reports furnished to us and written representations regarding the filing of required reports, we are not aware that any of our officers, directors or holders of 10% or more of our common stock failed to comply in a timely manner during and with respect to fiscal 2010 with Section 16(a) filing requirements, except that, due to an administrative oversight, a Form 5 for Dr. Yurek reporting a gift of 500 shares was filed two weeks late.

Audit Committee

We have a standing Audit Committee of the Board of Directors, which was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The current members of the Audit Committee are Ms. Lenehan (chairman), Dr. Vander Sande, Mr. Oliver and Mr. Wood. Our Board has determined that each of these directors is an “independent director” as defined under Rule 5605(a)(2) of the NASDAQ Stock Market, Inc. Listing Rules and Rule 10A-3(c) promulgated under the Exchange Act. Our Board has determined that Ms. Lenehan is an “audit committee financial expert” as defined in applicable SEC rules.

Director Nomination Process

There have not been any material changes to the procedures by which security holders may recommend nominees to our Board from those described in our company’s Definitive Proxy Statement with respect to the Annual Meeting of Stockholders for the fiscal year ended March 31, 2010.

Item 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis (“CD&A”) describes the principles of our executive compensation program, how we applied those principles in compensating our named executive officers for fiscal 2010 and how our compensation program drives performance.

Our named executive officers for fiscal 2010 are:

•	Gregory J. Yurek, who was our Chief Executive Officer until May 31, 2011 and Chairman until August 15, 2011;

•	David A. Henry, Senior Vice President, Chief Financial Officer and Treasurer;

•	John R. Collett, Senior Vice President, Chief Strategy Officer;

•	Charles W. Stankiewicz, Executive Vice President, Operations and Grid Segment; and

•	Susan J. DiCecco, Senior Vice President, Corporate Administration.

We also present information for Daniel P. McGahn, who became our Chief Executive Officer on June 1, 2011, has been our president since December 2009 and was our Chief Operating Officer until May 2011. We refer to these six officers as our “named executive officers.”

In this CD&A, we first provide an executive summary of our program for fiscal 2010. We then describe our compensation philosophy and the objectives of our executive compensation program and how the Compensation Committee of our Board oversees our compensation program. We discuss the compensation determination process and describe how we determine each element of compensation. We believe that our compensation program in fiscal 2010 and in prior years shows that we have closely linked pay to performance.

Executive Summary

Overview of Our Executive Compensation Program

The Compensation Committee of our Board has designed our executive compensation program to attract and retain superior employees in key positions to enable our company to succeed in the highly competitive market for talent, while simultaneously maximizing stockholder value. We believe that our executives are a primary factor in our strong performance over both the short-and long-term. Therefore, we intend to continue to provide a competitive compensation package to our executives, tie a significant portion of pay to performance and utilize components that best align the interests of our executives with those of our stockholders.

The following is a summary of important aspects of our executive compensation program discussed later in this CD&A:

•	Key Elements of Our Compensation Program. Our compensation program is designed to achieve these objectives through a combination of the following types of compensation:

• Base salary;

• Performance-based annual cash bonuses;

• Long-term equity incentives; and

• Severance and change-in-control benefits.

Each element of our executive compensation program is discussed in greater detail below.

•	We Intend to Pay for Performance. The majority of our named executive officers’ total compensation, as shown in our Summary Compensation Table below, ties compensation directly to the achievement of corporate and individual objectives. We emphasize pay for performance in order to align executive compensation with our business strategy and the creation of long-term stockholder value.

•	Our Compensation Program Supports Our Corporate Objectives and Stockholder Interests. Our compensation program is designed to align executive officer compensation with our short- and long-term business objectives and building long-term stockholder value by rewarding successful execution of our business plan and by tying a portion of total compensation opportunities to equity incentives.

Overview of Fiscal 2010 Performance

Fiscal 2010 ended up being a very difficult year for our company. Through the third quarter of fiscal 2010, we expected our overall financial performance to be in line with our previous forecasts. On March 31, 2011, Sinovel refused to accept contracted shipments of 1.5 megawatt (MW) and 3 MW wind turbine core electrical components and spare parts that we were prepared to deliver. As a result, we realized significantly less-than-anticipated financial results for fiscal 2010.

Fiscal 2010 Compensation Programs and Decisions

In line with our executive compensation program’s emphasis on pay for performance, compensation awarded to our named executive officers for fiscal 2010 reflected our financial results and overall compensation philosophy:

•	Adjustments to Base Salary. During fiscal 2010, our named executive officers received increases to their base salaries based on factors such as the level of job responsibility, individual, business unit and overall company performance, and competitiveness with salaries paid to executive officers in similar positions, industries and geographic locations.

•	Performance-Based Annual Cash Bonuses. For fiscal 2010, our company primarily focused on increasing Non-GAAP Net Income (as such performance measure is described in more detail below), revenues, cash flows and orders. Our compensation program for fiscal 2010 was designed to support our company’s focus on these performance measures. For our annual bonus program for fiscal 2010, the Compensation Committee selected these objectives as key corporate objectives because the Compensation Committee believes they encourage executives to achieve superior operating results. Based on our lower than expected fiscal 2010 performance, only two out of six of our named executive officers were paid cash bonuses for fiscal 2010.

•	Long-Term Equity Incentive. The Compensation Committee granted long-term equity awards to our named executive officers in fiscal 2010 based on such factors as performance and contribution during the prior fiscal year, recommendations made by our management, competitive practices, and the overall compensation package for each executive officer.

In light of our company’s performance during fiscal 2010, and taking into consideration our previously strong performance over the past few years, the Compensation Committee believes that the named executive officers’ fiscal 2010 compensation was appropriate.

Compensation Program Philosophy and Objectives

The Compensation Committee of our Board oversees our executive compensation program, pursuant to authority established in the Compensation Committee Charter. The Compensation Committee reviews and approves all compensation decisions relating to our executive officers, except for the chief executive officer. The Compensation Committee reviews the compensation for our chief executive officer and makes a recommendation to our Board, and our Board determines the compensation of our chief executive officer.

Our executive compensation program is designed to meet three principal objectives:

•	Attract and retain executive officers who contribute to our long-term success;

•	Align compensation with our short- and long-term business objectives; and

•	Motivate the executive officers to provide superior performance that will build long-term stockholder value.

These objectives collectively seek to link executive compensation to our overall company performance, which helps to ensure that the interests of our executives are aligned with the interests of our stockholders.

The Compensation Committee’s decisions regarding executive compensation during fiscal 2010 were based on achieving the above objectives, with an emphasis on:

•	Increasing long-term stockholder value by increasing net income before amortization of acquisition-related intangibles, restructuring and impairments, stock-based compensation expense, other unusual charges and any tax effects related to these items, which we refer to as Non-GAAP Net Income;

•	Improving operational performance by increasing revenue, cash flow and orders;

•	Taking into account the nature and scope of the executive officer’s position and responsibilities, including considerations of pay equity among the executive officers; and

•	Providing compensation opportunities that are competitive in the marketplace.

In setting executive compensation for fiscal 2010, the Compensation Committee established salary levels, approved annual equity awards and established an executive incentive cash bonus plan with performance metrics that reflected our annual operating plan and strategic priorities for fiscal 2010. For fiscal 2010, the Compensation Committee established Non-GAAP Net Income and individualized objectives relating to revenue, cash flow, orders, among others, to promote our short-term and long-term business success. In setting objectives for each of the foregoing metrics, the Compensation Committee considered multiple factors so that its decisions were informed and equitable and that our executive compensation program achieved its objectives.

The Compensation Committee’s Process

The Compensation Committee has a process to help ensure that our executive compensation program meets its principal objectives. In making compensation decisions, the Compensation Committee considers a wide variety of information, including how each compensation decision ties to its total compensation philosophy, the advice of our senior vice president, corporate administration and the thoughts of our chief executive officer and other Board members.

Our senior vice president, corporate administration regularly attends Compensation Committee meetings to provide information and recommendations regarding our executive compensation program. Among other things, she performs extensive analysis of marketplace practices for executive pay, makes recommendations to our chief executive officer on compensation matters for all officers (other than herself) and compiles other relevant data at the request of the Compensation Committee.

Our chief executive officer is actively involved in the executive compensation process. Our chief executive officer reviews the performance of each of the executive officers (other than his own) and makes recommendations to the Compensation Committee regarding the salary and long-term incentive awards for executive officers other than himself, as well as the executive compensation program’s impact on attracting, retaining and motivating the level of executive talent necessary to achieve and exceed our company goals. The Compensation Committee is not bound by such recommendations, but generally takes them into consideration before making final determinations about the compensation of executive officers other than our chief executive officer.

The Compensation Committee reviews the compensation for our chief executive officer and makes a recommendation to the full Board. The full Board determines the compensation of our chief executive officer.

The Compensation Committee also considers information relevant to each executive’s specific situation including the executive’s marketability and the availability or scarcity of other qualified candidates, inside and outside our company, who could replace the executive should he or she leave the Company.

In determining equity compensation, the Compensation Committee considers levels of past performance, performance potential, retention risk and the value of the equity compensation needed to keep the total compensation opportunity level competitive and consistent with our compensation philosophy.

Role of Independent Compensation Consultant.  The Compensation Committee engaged Pearl Meyer & Partners in 2008 as its independent outside compensation consultant, to advise it and develop an executive compensation strategy, to assess the competitiveness of our executive compensation and to provide recommendations with respect to both the levels and structure of compensation for our executives. Pearl Meyer & Partners assessed the competitiveness of executive compensation through comparisons with peer groups and survey sources while additionally assessing our performance to ensure compensation levels were appropriately tied to performance. With the assistance of Pearl Meyer & Partners, in April 2010, the Compensation Committee reviewed the compensation levels of our executive officers against compensation levels at peer group companies that were selected based on the following criteria:

•	companies whose product and service offerings are similar, though not necessarily identical, to ours;

•	companies with revenues of approximately one-third to three times our revenues, of which approximately 35% have higher revenues and 50% have lower revenues than we had (at the time of selection in January 2010); and

•	companies with market capitalization of approximately one-fourth to four times our market capitalization, of which approximately 15% have a higher market capitalization and 80% have a lower market capitalization than we had (at the time of selection in January 2010).

For the analysis of our fiscal 2010 executive compensation packages, the peer group was approved by the Compensation Committee in fiscal 2010 and consisted of the following companies:

Peer Group Companies

AZZ, Inc.	FuelCell Energy, Inc
Broadwind Energy, Inc.	ITC Holdings Corporation
Comverge, Inc.	Powell Industries, Inc.
Echelon Corporation	SatCon Technology Corporation
Energy Conversion Devices, Inc.	SunPower Corporation
EnerNOC, Inc.	Vicor Corporation
Evergreen Solar, Inc.	Zoltek Companies, Inc.

The selection criteria and peer group companies are reviewed each year by the Compensation Committee and may change from year to year depending on changes in the marketplace, acquisitions, divestitures and business focus of us and/or our peer group companies. In January 2010, in order to perform the analysis of our fiscal 2010 compensation, our Compensation Committee added three new companies, Broadwind Energy Inc., ITC Holdings Corp., and Powell Industries Inc., to our peer group, and two companies, Active Power, Inc. and Composite Technology Corporation, were removed from our peer group. These changes were made in order to maintain closer similarity between us and our peer group companies based upon the comparable company criteria described above.

The Compensation Committee utilized the peer group to provide context for its compensation decision-making. The compensation paid by peer group companies to their respective executive officers does not factor into the Compensation Committee’s determination of the peer group. After the peer group companies are selected, Pearl Meyer & Partners prepares and presents a report to the Compensation Committee summarizing the competitive data and comparisons of our executive officers to the comparable company market data utilizing publicly available data from the comparable companies and broad survey data (reflecting companies of similar size in the general and high-technology industries). We use the broad survey data in conjunction with peer group data in evaluating our executive compensation practices. Each of our elements of compensation is reviewed as part of this analysis and evaluation.

The above review provided the Compensation Committee with general affirmation that its compensation decisions are aligned with the marketplace and our compensation program was achieving the Compensation Committee’s objectives, as described above.

During early fiscal 2010, Pearl Meyer & Partners advised the Compensation Committee on compensation matters for all officers and directors and met with the Compensation Committee in executive session without the presence of management, as requested by the Compensation Committee. Pearl Meyer & Partners did not perform services for the Company that were unrelated to Compensation Committee-related matters during fiscal 2010.

Risk Considerations in our Compensation Program

Our Compensation Committee does not believe that any risks arising from our employee compensation policies and practices are reasonably likely to have a material adverse affect on our company. Our Compensation Committee believes that any risks arising from our compensation policies and practices are mitigated by:

•	the multiple elements of our compensation packages, including base salary, annual bonus programs and, for most of our employees, equity awards vesting over multiple years, that are intended to motivate employees to take a long-term view of our business;

•	the structure of our annual cash bonus program, which is based on (i) a number of different performance measures (including Non-GAAP Net Income, revenue, cash flow and orders, among others), to avoid employees placing undue emphasis on any particular performance metric at the expense of other aspects of our business, and (ii) performance targets that we believe are somewhat aggressive yet reasonable and should not require undue risk-taking to achieve; and

•	management process, controls and decision authorities established for different types and levels of decisions.

Compensation Mix

The Compensation Committee relies upon its judgment and not upon rigid guidelines or formulas in determining the amount and mix of compensation elements for each executive officer. We seek to achieve our executive compensation objectives through the use of four compensation components, which are summarized in the table below.

Principal Contributions to
Compensation Component	Compensation Objectives	Comments and Results

Base salary	• Attracts and retains talented executives with annual salary that reflects the executive’s performance, skill set and opportunities in the marketplace.	• Only component of compensation that is guaranteed. • Can be most influenced by individual performance. • Comprised 28% to 96% of total compensation for our named executive officers in fiscal 2010.
Performance-based annual cash bonuses
•   Focuses executives on annual financial and operating results.

•   Links compensation to stockholder interests.

•   Enables total cash compensation to remain competitive within the marketplace for executive talent.
• Payout target for named executive officers ranges from 50% to 75% of base salary and depends upon Non-GAAP Net Income, individual objectives, and contribution to our financial and non-financial objectives.

•   0% to 156% of target payout can be achieved.

• Total cash compensation (base salary plus performance-based annual cash bonus) comprised 28% to 97% of total compensation for our named executive officers in fiscal 2010.
Long-term equity incentives	• Retains a successful and tenured management team.	• Time-based stock options and restricted stock. • Long-term equity incentives comprised 0% to 71% of total compensation for our named executive officers in fiscal 2010.

•   Long-term equity incentives combined with performance-based annual cash bonus brings “at risk” fiscal 2010 compensation to a range of 1% to 71% of total compensation for the named executive officers.

Severance and change-in-control benefits
•   Helps to attract and retain talented executives with benefits that are comparable to those offered by companies with whom we compete for talent.

•   Incentivizes management to maximize stockholder value.
• Each severance agreement provides for certain severance benefits, primarily salary and health benefits, in the event that the executive’s employment is terminated under certain circumstances. The severance periods range from 12 months to 36 months.

• The stock options and restricted stock awards we grant to our executive officers provide for full acceleration of vesting upon a change-in-control of our company.

While the Compensation Committee independently evaluates each of the compensation components discussed in the above table, it places greater emphasis on the sum of base salary, performance-based annual cash bonuses and long-term equity incentives rather than any one component because of their combined greater potential to influence our named executive officers’ performance. The Compensation Committee believes, and our pay mix is designed to reflect, that a substantial portion of the compensation for our named executive officers should be “at risk” and aligned with our stockholders’ interests.

Base salary.

Base salaries are set once per year as part of the compensation review process. The Compensation Committee assessed a number of factors in determining base salary adjustments for our executive officers for fiscal 2010 including:

•	level of job responsibility;

•	individual, business unit and overall company performance; and

•	competitiveness with salaries paid to executive officers in similar positions, industries and geographic locations.

Based on its assessment of the foregoing factors, together with its own business experience and judgment, the Compensation Committee approved the changes below to the annual base salaries of our executive officers. The annual base salary of Dr. Yurek was recommended by the Compensation Committee and approved by our Board, effective as of April 1, 2010.

	Fiscal 2009	Fiscal 2010
Name	Base Salary	Base Salary	% Increase

Gregory J. Yurek	$600,000	$600,000	—
David A. Henry	$280,000	$295,000	5.4%
Daniel P. McGahn	$330,000	$330,000	—
John R. Collett	$240,000	$250,000	4.2%
Charles W. Stankiewicz	$312,000	$321,000	2.9%
Susan J. DiCecco	$199,000	$225,000	13.1%

Based upon its review of peer group companies, the Compensation Committee recommended, and our Board approved, no base salary increase for Mr. Yurek in fiscal 2010 but instead increased his performance-based annual cash bonus opportunity to be more in line with the market.

On December 11, 2009, the Compensation Committee approved an increase in Mr. McGahn’s base salary from $260,000 to $330,000 in connection with his promotion to president and chief operating officer of our company so he did not receive an increase to his base salary in fiscal 2010.

On August 5, 2009, the Compensation Committee approved an increase in Ms. DiCecco’s base salary from $179,000 to $199,000 in connection with her promotion to vice president, corporate administration of our company. Ms. DiCecco’s base salary increase in fiscal 2010 reflects an adjustment to better align her base salary with the market.

Performance-Based Annual Cash Bonuses.

The Compensation Committee believes cash bonuses are an important factor in rewarding and motivating our executive officers. The Compensation Committee establishes a cash incentive plan for our executive officers on an annual basis, typically early in the fiscal year.

On May 12, 2010, the Compensation Committee, as well as our Board, approved an executive incentive plan for fiscal 2010 covering all of our executive officers. Under the plan, the Compensation Committee established Non-GAAP Net Income; individualized objectives relating to revenue, cash flow and orders, among others; and individual contributions to our financial and non-financial objectives as the performance metrics for the payment of cash bonus awards for fiscal 2010. For each executive officer, other than Mr. Collett, the Compensation Committee assigned the following weighting to each such metric:

•	our company’s Non-GAAP Net Income for fiscal 2010 as compared to the established target — 40%;

•	the executive’s achievement of individual measurable objectives during fiscal 2010 as determined by our Board (in the case of our chief executive officer) or the Compensation Committee, which varied among the executive officers — 40%; and

•	the executive’s overall contribution during fiscal 2010 toward the achievement of our company’s financial and non-financial objectives — 20%.

Mr. Collett’s incentive award was determined using the same foregoing factors, but their corresponding weightings were 40%, 20% and 40%, respectively. Mr. Collett’s weightings were more heavily subjective to reflect his role and responsibilities with our company.

Under the terms of the fiscal 2010 executive incentive plan, the Compensation Committee designated for each named executive officer a target cash bonus amount between 50% and 75% of such named executive officer’s base salary for fiscal 2010. The amount of the target cash bonus award actually paid to each named executive officer could have been less than or greater than the executive’s target cash bonus incentive, with the amount capped at 156% of the target cash bonus amount. If less than 80% of a particular quantitative objective was achieved, no payment was received with respect to that component of the bonus plan.

The following table sets forth each named executive officer’s target cash bonus for fiscal 2010:

	Target Cash
	Bonus as% of	Target
Name	Base Salary	Cash Bonus

Gregory J. Yurek	75%	$450,000
Daniel P. McGahn	65%	$214,500
David A. Henry	50%	$147,500
John R. Collett	50%	$125,000
Charles W. Stankiewicz	50%	$160,500
Susan J. DiCecco	50%	$112,500

The Compensation Committee is responsible for determining the cash payout under the plan to each executive officer other than the chief executive officer. Our Board determines the cash payout under the plan for the chief executive officer, taking into account the recommendation of the Compensation Committee.

The following summarizes the cash bonus opportunity for the named executive officers under each performance metric under the fiscal 2010 executive incentive plan.

Milestones and achievement for the Non-GAAP Net Income (40%) bonus measure:  All of the named executive officers had the same Non-GAAP Net Income threshold that had to be met before payout could be earned. The fiscal 2010 milestones and achievement levels for our company’s Non-GAAP Net Income measure are shown below. An executive’s payout on this measure was determined through a numerical calculation based on our company’s Non-GAAP Net Income so the Compensation Committee (or, in the case of our chief executive officer, our Board) did not need to apply discretion.

	Fiscal 2010 Milestones and Achievement for Company Non-GAAP Net Income
		Threshold	Target	Maximum
		(80%)	(100%)	(156%)

Non-GAAP Net Income	Non-GAAP Net Income Milestones:	$45.5M	$56.9M	$64.8M
	Non-GAAP Net Income Result:	$(12.8M )
Bonus Opportunity	% Achievement:	0%

Our company’s Non-GAAP Net Income for fiscal 2010 was significantly less than the threshold payout level. As a result, the Compensation Committee (or, in the case of our chief executive officer, our Board) awarded no bonuses under the Non-GAAP Net Income measure to any named executive officer as summarized in the following:

			% of
	Target	Total	Target
	Bonus	Payout	Bonus
Name	for Metric	for Metric	Opportunity

Gregory J. Yurek	$180,000	$0	0%
Daniel P. McGahn	$85,800	$0	0%
David A. Henry	$59,000	$0	0%
John R. Collett	$50,000	$0	0%
Charles W. Stankiewicz	$64,200	$0	0%
Susan J. DiCecco	$45,000	$0	0%

Individual measurable objectives (40%):  The cash bonus payment to each named executive officer under this measure depended upon achievement of performance objectives specific to each named executive officer. These performance objectives were established at the beginning of fiscal 2010 and relate specifically to each officer’s function and department. The Compensation Committee (or, in the case of our chief executive officer, our Board) awarded bonuses under this measure to each named executive officer as follows:

	Fiscal 2010 Individual Measurable Objectives
			Achievement
Name	Measure	Target	(% of Target)	Payout

Gregory J. Yurek	AMSC Revenue (40)%	$430.2M	0%	$0
	Superconductors Business Unit Revenue (10)%	$11.7M	87%	$0(1)
	New Orders (50)%	$378.6M	0%	$0

	Total Payout		0%	$0

Daniel P. McGahn	AMSC Revenue (40)%	$430.2M	0%	$0
	Superconductors Business Unit Revenue (10)%	$11.7M	87%	$4,976
	New Orders (25)%	$378.6M	0%	$0
	Operating Expense as % of Revenue (25)%	24%	0%	$0

	Total Payout		6%	$4,976

David A. Henry	Effective Tax Rate (40)%	40%	0%	$0
	Operating Cash Flow (40)%	$53.4M	0%	$0
	New Orders (20)%	$378.6M	0%	$0

	Total Payout		0%	$0

John R. Collett	New Orders (60)%	$378.6M	0%	$0
	Prominent US Licensee Approved by Board (40)%	Yes or No	0%	$0

	Total Payout		0%	$0

Charles W. Stankiewicz	Power Systems Business Unit Operating Income (50)%	$105.7M	0%	$0
	Power Systems Business Unit Revenue (25)%	$418.5M	0%	$0
	New Orders (25)%	$378.6M	0%	$0

	Total Payout		0%	$0

Susan J. DiCecco	ERP system “Go Live” (20)%	By 2/17/11	100%	$9,000
	Manage New Hire Costs (20)%	$17.5M	156%	$14,040
	New Orders (20)%	$378.6M	0%	$0
	Annual Voluntary Turnover (10)%	25% below industry average	156%	$7,020
	Annual Recordable Injury Rate (10)%	25% below industry average	156%	$7,020
	IT Capital Expense (20)%	$13.7M	93%	$7,110

	Total Payout		98%	$44,190

(1)	On May 23, 2011, in connection with the retirement and services agreement we entered into with Dr. Yurek, we agreed that Dr. Yurek would not receive a performance-based cash bonus payment in fiscal 2010.

Executive contribution to company’s achievement of financial and non-financial objectives — subjective performance measure (20%):  Each named executive officer was also evaluated upon his or her overall contribution during fiscal 2010 toward the achievement of our company’s financial and non-financial objectives. Assessment of achievement for these objectives was evaluated on the basis of a number of pre-determined factors relating to outcomes, timing, process, communication and leadership. The Compensation Committee (or, in the case of our chief executive officer, our Board) had discretionary authority to determine whether, and to what extent, these objectives had been achieved.

Because our company’s financial performance was significantly less than expected, the Compensation Committee (or, in the case of our chief executive officer, our Board) decided not to award any bonuses under this subjective measure to any named executive officer as summarized in the following:

			% of Target
	Target Bonus	Total Payout	Bonus
Name	for Metric	for Metric	Opportunity

Gregory J. Yurek	$90,000	$0	0%
Daniel P. McGahn	$42,900	$0	0%
David A. Henry	$29,500	$0	0%
John R. Collett	$50,000	$0	0%
Charles W. Stankiewicz	$32,100	$0	0%
Susan J. DiCecco	$22,500	$0	0%

Overall payout results:  In June 2011, the Compensation Committee (or, in the case of our chief executive officer, our Board) approved the following payouts under the fiscal 2010 executive incentive plan:

	Fiscal 2010	Fiscal 2010	% of Target
	Target Cash	Total Cash	Bonus
Name	Bonus	Payout	Opportunity

Gregory J. Yurek	$450,000	$0	0%
Daniel P. McGahn	$214,500	$4,976	2%
David A. Henry	$147,500	$0	0%
John R. Collett	$125,000	$0	0%
Charles W. Stankiewicz	$160,500	$0	0%
Susan J. DiCecco	$112,500	$44,190	39%

Long Term Equity Incentives.

The Compensation Committee uses stock-based awards to retain executive officers and align their interests with those of our stockholders. Historically, the Compensation Committee granted stock-based awards to our executive officers purely in the form of stock options that vested in installments over multiple years, with an exercise price equal to the closing market price of our common stock on the date of grant. Recent changes in the accounting treatment for stock options have made stock option grants a less attractive form of compensation for companies. While we continue to use stock options as a form of incentive for employees and executive officers, the Compensation Committee has increasingly relied on the award of shares of restricted stock to our executive officers. The Compensation Committee awards both time-based and performance-based restricted stock awards. A time-based restricted stock award typically will vest in equal annual installments over a three-year period. A performance-based restricted stock award typically will vest upon the achievement of specific objectives relating to our performance within a specified period. The Compensation Committee believes shares of restricted stock provide an equally motivating form of incentive compensation, minimize stock compensation expenses and reduce the potential dilution of our shares.

We generally grant options and shares of restricted stock to executive officers and other employees upon their initial hire, in connection with a promotion, and annually based on merit. To determine the amount of stock-based awards granted to executive officers, our Compensation Committee considers the performance of the individual and our company, historic stock-based awards and the awards made to those in similar positions at comparable companies.

Our Board and Compensation Committee typically meet in early May to review company performance for the prior fiscal year. At such time, the Compensation Committee (or, in the case of our chief executive officer, our Board) also reviews the performance of the executive officers over the prior fiscal year and grants restricted stock or stock options to the executive officers.

In May 2010, when considering equity grants, the Compensation Committee (or, in the case of our chief executive officer, our Board) considered:

•	each executive officer’s performance and contribution during the prior fiscal year;

•	recommendations made by our management;

•	competitive practices; and

•	the overall compensation package for each executive officer.

Based on such considerations, the Compensation Committee (or, in the case of our chief executive officer, our Board) granted time-based restricted stock awards and stock options. Messrs. Yurek, Henry, Collett and Stankiewicz and Ms. DiCecco received time-based restricted stock awards for 21,000 shares, 9,000 shares, 10,800 shares, 6,000 shares and 5,400 shares, respectively, with each award vesting in equal annual installments over a three-year period. Messrs. Yurek, Henry, Collett and Stankiewicz and Ms. DiCecco also received option grants for 36,000, 15,000, 18,000, 10,000 and 9,000 shares, respectively, with each grant becoming exercisable in equal annual installments over a three-year period. Mr. McGahn had received a performance-based restricted stock award of 25,000 shares and an option grant for 100,000 shares which becomes exercisable on the fifth anniversary of the grant date in connection with his promotion to President and Chief Operating Officer in December 2009, so he did not receive any additional restricted stock awards or option grants in May 2010.

Benefits

We offer a comprehensive benefits package to all full-time employees, including health and dental insurance, life and disability insurance and a 401(k) plan. Executive officers are eligible to participate in all of our employee benefit plans. The 401(k) plan includes a matching component where we will match $0.50 on the dollar of an employee’s contribution up to a maximum of 6 percent of their wages in the form of our stock. The employee contributions are subject to the maximum limitations as set forth in the Internal Revenue Code of 1986, as amended.

Severance and Change-in-Control Benefits

We have entered into agreements with each of our executive officers that provide them with severance benefits in the event of the termination of their employment under specified circumstances, including termination following a change in control of our company. In addition, the stock options and restricted stock awards we grant to our executive officers provide for full acceleration of vesting upon a change in control of our company. These agreements, along with estimates of the value of the benefits payable under them, are described below under the caption “Employment Agreements and Severance Agreements with Executive Officers.” We believe providing these benefits helps us compete for and retain executive talent and that our severance and change-in-control benefits are generally in line with those provided to executives by comparable companies.

Tax Considerations

The Internal Revenue Service, pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a tax deduction for compensation in excess of $1,000,000 paid to our chief executive officer and to certain other officers (other than our chief financial officer). Certain compensation, including qualified performance-based compensation, will not be subject to the deduction limit if certain requirements are met.

We generally structure our stock option awards to comply with exemptions in Section 162(m) so that the compensation remains tax deductible to us. We periodically review the potential consequences of Section 162(m) on the other components of our executive compensation program. We will structure arrangements to comply with the Section 162(m) exceptions where we believe it to be feasible. However, the Compensation Committee may, in its judgment, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent.

Summary Compensation Table

The following table contains information with respect to the compensation for fiscal 2010 of our former principal executive officer, our principal financial officer and our three other most highly compensated executive officers who were serving as executive officers on March 31, 2011. The following table also includes Mr. McGahn, whose compensation is not required to be disclosed under SEC rules, but is being included because he was named our principal executive officer effective June 1, 2011 and we believe it is important to include him.

							Non-Equity
Name and Principal	Fiscal				Stock	Option	Incentive Plan	All Other
Position	Year(1)	Salary	Bonus		Awards(2)	Awards(2)	Compensation(3)	Compensation(4)	Total

Gregory J. Yurek	2010	$600,000	$—		$614,040	$657,713	$—	$14,106	$1,885,859
Former Chairman and Chief	2009	$600,000	$—		$303,480	$768,070	$561,600	$9,704	$2,242,854
Executive Officer(5)	2008	$575,000	$33,091	(6)	$1,767,600	$—	$495,003	$7,272	$2,877,966
Daniel P. McGahn	2010	$330,000	$—		$—	$—	$4,976	$9,304	$344,280
President and Chief	2009	$281,288	$—		$1,118,990	$2,545,559	$161,520	$8,955	$4,116,312
Executive Officer	2008	$245,000	$10,000	(7)	$1,031,100	$—	$154,786	$9,154	$1,450,040
David A. Henry	2010	$295,000	$—		$263,160	$274,047	$—	$7,039	$839,246
Senior Vice President,	2009	$280,000	$—		$128,979	$322,589	$208,992	$6,741	$947,301
Chief Financial Officer	2008	$270,000	$—		$883,800	$—	$210,600	$7,693	$1,372,093
and Treasurer
John R. Collett	2010	$250,000	$—		$315,792	$328,856	$—	$8,200	$902,848
Former Senior Vice President,
Chief Strategy Officer(8)
Charles W. Stankiewicz	2010	$321,000	$—		$175,440	$182,698	$—	$9,366	$688,504
Former Executive Vice	2009	$312,000	$—		$278,190	$322,589	$243,360	$11,308	$1,167,448
President, Operations and Grid Segment(9)	2008	$300,000	$10,149	(10)	$1,325,700	$—	$209,220	$9,136	$1,854,205
Susan J. DiCecco	2010	$225,000	$—		$157,896	$164,428	$44,190	$8,149	$599,663
Senior Vice President,	2009	$192,333	$—		$250,600	$185,868	$99,521	$7,284	$735,606
Corporate Administration

(1)	Refers to the fiscal years ended March 31, 2011 (fiscal 2010), March 31, 2010 (fiscal 2009) and March 31, 2009 (fiscal 2008).

(2)	The amounts shown reflect the grant date fair value of awards granted during the applicable fiscal year computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in calculating the amounts in this column may be found in Note 11 to our audited consolidated financial statements for fiscal 2010 included elsewhere in this Annual Report on Form 10-K.

(3)	The amounts in this column reflect cash bonuses paid under our executive incentive plans for fiscal 2010, fiscal 2009 and fiscal 2008. See “Compensation Discussion and Analysis — Compensation Mix — Performance-Based Annual Cash Bonuses” above for a description of the plan for fiscal 2010.

(4)	All Other Compensation is comprised of the following amounts:

		Life Insurance	Defined Contributions
Name	Fiscal Year	Premiums	for 401(k) Stock Match

Gregory J. Yurek	2010	$8,106	$6,000
	2009	6,935	2,769
	2008	7,272	—
Daniel P. McGahn	2010	1,954	7,350
	2009	1,958	6,997
	2008	1,941	7,213
David A. Henry	2010	1,945	5,094
	2009	1,905	4,836
	2008	1,950	5,743
John R. Collett	2010	1,779	6,421
Charles W. Stankiewicz	2010	1,954	7,412
	2009	1,958	9,350
	2008	1,913	7,223
Susan J. DiCecco	2010	1,683	6,466
	2009	1,545	5,735

The life insurance premium amounts in the table above reflect premiums paid by us for life insurance for which the named executive is the named beneficiary. The amounts disclosed with respect to Dr. Yurek include $6,153 of premiums paid by us for a term life insurance policy for which his wife is the beneficiary.

(5)	Mr. Yurek resigned from the Company effective June 1, 2011.

(6)	Represents a special performance bonus received by Dr. Yurek.

(7)	Represents a special performance bonus received by Mr. McGahn.

(8)	Mr. Collett joined the Company in October 2009 and mutually agreed to end his employment with the Company, effective July 22, 2011.

(9)	Mr. Stankiewicz mutually agreed to end his employment with the Company, effective August 23, 2011.

(10)	Represents a special performance bonus received by Mr. Stankiewicz in fiscal 2008.

Grants of Plan-Based Awards Table

The following table contains information concerning potential future payouts under our fiscal 2010 executive incentive plan and each grant of an option or restricted stock award made during fiscal 2010 to the named executive officers.

					All Other
					Stock	All Other
					Awards:	Option	Exercise	Grant
					Number of	Awards:	or Base	Date Fair
		Estimated Future Payouts Under			Shares of	Number of	Price of	Value of
		Non-Equity Incentive Plan Awards(1)			Stock or	Securities	Option	Stock and
	Grant	Threshold	Target	Maximum	Units	Underlying	Awards	Option
Name	Date	$(2)	$(3)	$(4)	(#)	Options(6)	($/Sh)	Awards(7)

Gregory J. Yurek		135,000	450,000	702,000
	5/12/10				21,000 (5)			614,040
	5/12/10					36,000	29.24	657,713
Daniel P. McGahn		64,350	214,500	334,620
David A. Henry		44,250	147,500	230,100
	5/12/10				9,000 (5)			263,160
	5/12/10					15,000	29.24	274,047
John R. Collett		37,500	125,000	195,000
	5/12/10				10,800 (5)			315,792
	5/12/10					18,000	29.24	328,856
Charles W. Stankiewicz		48,150	160,500	250,380
	5/12/10				6,000 (5)			175,440
	5/12/10					10,000	29.24	182,698
Susan DiCecco		31,050	112,500	161,460
	5/12/10				5,400 (5)			157,896
	5/12/10					9,000	29.24	164,428

(1)	Reflects the threshold, target and maximum cash bonus amounts under our executive incentive plan for fiscal 2010. See “Compensation Discussion and Analysis — Compensation Mix — Performance- Based Annual Cash Bonuses” above for a description of this plan. The amounts actually paid to the named executive officers under this plan are shown above in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(2)	Reflects the total minimum amount that would have been earned if the minimum targets for all of the annual metrics had been achieved.

(3)	Reflects the total amount that would have been earned if the targeted annual metrics had been achieved.

(4)	Reflects the total maximum amount that would have been earned if the maximum targets for all of the annual metrics had been achieved.

(5)	Restricted stock award vests in equal annual installments over a 3-year period.

(6)	Options vest in equal annual installments over a 3-year period.

(7)	Grant date fair value represents the FASB ASC Topic 718 value of the restricted stock award or option as of the grant date.

Outstanding Equity Awards at Fiscal Year-End Table

The following table contains information regarding unexercised stock options and unvested restricted stock awards held by our named executive officers as of March 31, 2011.

Option Awards	Stock Awards
Equity
Incentive
Plan	Market
Number of	Number of	Number of	Awards:	Value of
Securities	Securities	Shares or	Number of	Shares or
Underlying	Underlying	Units of	Unearned	Units of
Unexercised	Unexercised	Option	Stock That	Shares That	Stock That
Options	Options	Exercise	Option	Have Not	Have Not	Have Not
(#)	(#)	Price	Expiration	Vested	Vested	Vested
Name	Exercisable	Unexercisable	($)	Date	(#)	(#)	($)(20)

Gregory J. Yurek	12,298	(1)	—	12.80	5/6/2014	—	—
16,667	(2)	33,333	(2)	25.29	5/12/2019	—	—
—	—	—	—	21,000	(13)	522,270
—	—	—	—	50,000	(15)	1,243,500
—	—	—	—	8,000	(14)	198,960
—	36,000	(3)	29.24	5/12/2020	—	—
Daniel P. McGahn	30,000	(4)	10,000	(4)	11.00	12/11/2016	—	—
25,500	(5)	—	14.55	5/15/2017	—	—
7,000	(6)	14,000	(6)	25.29	5/12/2019	—	—
—	—	—	—	25,000	(17)	621,750
—	—	—	—	4,000	(14)	99,480
—	—	—	—	25,000	(15)	621,750
—	100,000	(9)	38.69	12/11/2019	—	—
David A. Henry	80,000	(7)	—	21.87	7/9/2017	—	—
7,000	(6)	14,000	(6)	25.29	5/12/2019	—	—
—	—	—	—	20,000	(15)	497,400
—	—	—	—	3,400	(14)	84,558
—	—	—	—	9,000	(13)	223,830
—	15,000	(3)	29.24	5/12/2020	—	—
John R. Collett
—	—	—	—	10,800	(13)	268,596
—	—	—	—	40,000	(18)	994,800
—	80,000	(8)	32.36	10/19/2019	—	—
—	18,000	(3)	29.24	5/12/2020	—	—
Charles W. Stankiewicz	80,000	(5)	—	14.55	5/15/2017	—	—
7,000	(2)	14,000	(2)	25.29	05/12/2019	—	—
—	—	—	—	35,000	(15)	870,450
—	—	—	—	6,000	(13)	149,220
—	—	—	—	7,333	(14)	182,372
—	10,000	(3)	29.24	5/12/2020	—	—
Susan J. DiCecco	1,200	(10)	—	3.44	4/17/2013	—	—
1,333	(12)	—	14.77	4/26/2017	—	—
4,000	(11)	8,000	(11)	25.50	5/11/2019	—	—
—	—	—	—	5,000	(15)	124,350
—	—	—	—	5,400	(13)	134,298
—	—	—	—	2,400	(19)	59,688
—	9,000	(3)	29.24	5/12/2020	—	—

(1)	These options were granted on May 6, 2004, vested in equal annual installments over a 3-year period, and were fully vested as of May 6, 2007.

(2)	These options were granted on May 12, 2009, vest in equal annual installments over a 3-year period, and will be fully vested on May 12, 2012.

(3)	These options were granted on May 12, 2010, vest in equal annual installments over a 3-year period, and will be fully vested on May 12, 2013.

(4)	These options were granted on December 11, 2006, vest in equal annual installments over a 5-year period and will be fully vested on December 11, 2011.

(5)	These options were granted on May 15, 2007, vested in equal annual installments over a 3-year period, and were fully vested on May 5, 2010.

(6)	These options were granted on May 12, 2009, vest in equal annual installments over a 3-year period, and will be fully vested on May 12, 2012.

(7)	These options were granted on July 9, 2007 and were fully vested on July 9, 2010.

(8)	These options were granted on October 19, 2009, and will be fully vested on October 19, 2014.

(9)	These options were granted on December 11, 2009 and will be fully vested on December 11, 2014.

(10)	These options were granted on April 17, 2003, vest in equal annual installments over a 5-year period and were fully vested on April 17, 2008.

(11)	These options were granted on May 11, 2009, vest in equal annual installments over a 3-year period, and will be fully vested on May 11, 2012.

(12)	These options were granted on April 26, 2007, vested in equal annual installments over a 3-year period, and were fully vested on April 26, 2010.

(13)	These awards were granted on May 12, 2010, vest in equal annual installments over a 3-year period, and will be fully vested on May 12, 2013.

(14)	These awards were granted on May 12, 2009, vest in equal annual installments over a 3-year period, and will be fully vested on May 12, 2012.

(15)	These awards were granted on May 15, 2008 and were fully vested on May 15, 2011.

(16)	These awards were granted on July 9, 2007, and will vest as follows: 5,000 shares on 1st anniversary of grant date, 10,000 shares on 2nd anniversary of grant date, and 15,000 shares on 3rd anniversary of grant date.

(17)	These awards were granted on December 11, 2009, and will vest in total upon the achievement of targets consistent with our long-term business plan.

(18)	These awards were granted on October 19, 2009, and will vest as follows: 5,000 shares on October 19, 2012, 10,000 shares on October 19, 2013, and 25,000 shares on October 19, 2014.

(19)	These awards were granted on May 11, 2009, vest in equal annual installments over a 3-year period, and will be fully vested on May 11, 2012.

(20)	Based on $24.87 per share, the last sale price of our common stock on March 31, 2011.

Option Exercises and Stock Vested Table

The following table contains information concerning the exercise of stock options and vesting of restricted stock awards for each named executive officer during fiscal 2010.

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
Name	Exercise	Exercise(1)	Vesting	Vesting(2)

Gregory J. Yurek	390,394	$10,306,330	4,000	$116,960
Daniel P. McGahn	—	$—	2,000	$58,480
David A. Henry	10,000	$141,800	16,700	$478,558
John R. Collett	—	$—	—	$—
Charles W. Stankiewicz	—	$—	3,667	$107,223
Susan J. DiCecco	—	$—	6,200	$171,878

(1)	Value realized on exercise is based on the closing sales price of our common stock on the NASDAQ Global Market on the date of exercise less the option exercise price.

(2)	Value realized upon vesting is based on the closing sales price of our common stock on the NASDAQ Global Market on the vesting date.

Employment Agreements and Severance Agreements with Executive Officers

We are party to severance agreements with each of our executive officers. Each severance agreement provides for certain severance benefits to the executive in the event that such executive’s employment is terminated:

•	by us without “cause” in the absence of a “change in control” of the Company (as such terms are defined in the severance agreement); or

•	by us without cause or by the executive for “good reason” (as defined in the severance agreement) following a change in control of the Company.

These benefits consist primarily of the continuation of the executive’s salary and employee benefits for a specified period of time following employment termination. These periods are as follows: Dr. Yurek — 36 months; Mr. McGahn — 24 months; Mr. Henry — 18 months; Mr. Collett — 18 months; Mr. Stankiewicz — 18 months; and Ms. DiCecco — 12 months.

The stock options and restricted stock awards we grant to our executive officers provide for full acceleration of vesting upon a change in control of our company.

The following table describes the potential payments and benefits that would be received by the named executive officers pursuant to these severance agreements, assuming that a qualifying termination of employment occurred on March 31, 2011. Actual amounts payable to each executive listed below upon his employment termination can only be determined definitively at the time of an executive’s actual termination.

	Salary
	Continuation	Employee
Name	Payments	Benefits(1)

Gregory J. Yurek	$—	$—
Daniel P. McGahn	$660,000	$43,328
David A. Henry	$442,500	$28,080
John R. Collett	$—	$—
Charles W. Stankiewicz	$—	$—
Susan J. DiCecco	$225,000	$17,356

(1)	Calculated based on the estimated cost to us of providing these benefits at March 31, 2011.

The following table describes the value to the named executive officers pursuant to the acceleration-of-vesting provisions in his restricted stock and option awards and/or severance agreements, assuming that a change in control of the Company occurred on March 31, 2011. The actual value of such acceleration to each executive listed below can only be determined definitively at the time of an executive’s actual termination.

		Value of
	Value of Option	Restricted Stock
Name	Acceleration(1)	Acceleration(2)

Gregory J. Yurek	$—	$—
Daniel P. McGahn	$138,700	$1,342,980
David A. Henry	$—	$805,788
John R. Collett	$—	$—
Charles W. Stankiewicz	$—	$—
Susan J. DiCecco	$—	$318,336

(1)	Represents the number of option shares that would accelerate, multiplied by the excess of $24.87 per share (the last sale price of American Superconductor common stock on March 31, 2011) over the exercise price of the option.

(2)	Represents the number of shares of restricted stock that would accelerate, multiplied by the excess of $24.87 per share over the grant price of the restricted stock.

On May 23, 2011, our company entered into a retirement and services agreement with Dr. Yurek pursuant to which effective June 1, 2011, Dr. Yurek resigned as chief executive officer and agreed to serve as a senior advisor to our company for up to 24 months. The agreement includes a general release of claims and customary non-compete and non-solicit covenants for the three-year period ending May 31, 2014. Pursuant to this agreement, Dr. Yurek is entitled to receive the following payments and benefits: (i) a total of $2.0 million in cash, of which $83,333 is payable on the final day of each month from June 2011 to August 2012, $50,000 is payable on the final day of September 2012, and $50,000 is payable on the final day of each month from April 2013 to May 2014; and (ii) continued group medical, dental and vision insurance coverage through May 31, 2014.

On July 26, 2011, our company entered into a severance agreement with Mr. Collett pursuant to which Mr. Collett is entitled to receive the following payments and benefits: (i) $375,000, less all applicable taxes and withholdings, as severance pay (an amount equivalent to eighteen (18) months of his then current base salary); (ii) accelerated vesting of 47,200 shares of restricted stock; and (iii) continued medical insurance coverage for so long as Mr. Collett is COBRA-eligible through the severance period. The agreement includes a general release of claims.

On September 12, 2011, our company entered into a severance agreement with Mr. Stankiewicz pursuant to which Mr. Stankiewicz is entitled to receive the following payments and benefits: (i) $717,500, less all applicable taxes and withholdings, as severance pay (an amount equivalent to eighteen (18) months of his then current base salary plus $200,000 of additional consideration); (ii) an extension of Mr. Stankiewicz’s period to exercise the 80,000 vested options granted to him on May 15, 2007 from until May 14, 2017; and (iii) continued medical insurance coverage through the severance period for so long is Mr. Stankiewicz is COBRA-eligible and does not become eligible for coverage under another group health plan maintained by a subsequent employer. The agreement includes a general release of claims and customary non-compete and non-solicit covenants for the one-year period ending August 31, 2012.

Director Compensation

Our Compensation Committee is responsible for reviewing and making recommendations to our Board with respect to the compensation paid to our non-employee directors.

In fiscal 2008, the Compensation Committee engaged Pearl Meyer & Partners, independent outside compensation consultants, to assess the competitiveness of our director compensation and to provide recommendations with respect to both the levels and structure of compensation for our directors. Pearl Meyer & Partners assessed the competitiveness of director compensation through comparisons with peer groups and surveys. In May 2009, based on the recommendations of Pearl Meyer & Partners, the Compensation Committee recommended to our Board, and our Board approved, reductions to the equity awards granted to directors upon his or her initial election to our Board and annually following each Annual Meeting of Stockholders, effective immediately.

Each fiscal year, non-employee directors receive cash compensation as follows:

•	each non-employee director receives $20,000 as an annual cash retainer;

•	the chairman of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee receive an additional annual cash retainer of $6,000, $4,000 and $3,000, respectively;

•	the Lead Director receives an additional annual cash retainer of $4,000; and

•	each non-employee director who attends an “in person” meeting of the Board or a committee of the Board receives $1,500 per meeting; and each non-employee director who participates in a teleconference meeting of the Board or a committee of the Board receives $1,000 per meeting.

Pursuant to the 2007 Director Stock Plan, non-employee directors are granted equity awards as follows:

•	each non-employee director is granted an option to purchase 10,000 shares of common stock upon his or her initial election to our Board; and

•	each non-employee director is granted (for no cash consideration) 3,000 fully-vested shares of common stock three business days following each Annual Meeting of the Stockholders, provided that such non-employee director had served as a director for at least one year.

Each option granted under the 2007 Director Stock Plan has an exercise price equal to the fair market value of our common stock on the date of grant and becomes exercisable in equal annual installments over a two-year period. Those options become exercisable in full in the event of an acquisition of the Company. The term of each option granted under the 2007 Director Stock Plan is 10 years, provided that, in general, an option may be exercised only while the director continues to serve as a director or within 60 days thereafter.

The compensation packages for directors are intended to attract and retain high-quality individuals to provide oversight to our management team. Directors who are employees of the Company receive no additional compensation for their service as directors.

The following table summarizes the compensation of our non-employee directors during fiscal 2010:

	Fees
	Earned
	or Paid	Stock	Option	All Other
Name*	in Cash	Awards(1)(2)	Awards(1)	Compensation	Total

Vikram S. Budhraja	$45,500	$85,140	—	—	$130,640
Peter O. Crisp	$59,500	$85,140	—	—	$144,640
Richard Drouin	$56,500	$85,140	—	—	$141,640
David R. Oliver, Jr.	$51,000	$85,140	—	—	$136,140
John B. Vander Sande	$70,500	$85,140	—	—	$155,640
John W. Wood, Jr.	$66,000	$85,140	—	—	$151,140
Pamela F. Lenehan(3)	—	—	$138,158	—	$138,158

*	Excludes Dr. Yurek, who served as our chief executive officer during fiscal 2010 and who received no compensation for service as a director in fiscal 2010. Dr. Yurek’s compensation as an executive is reported in the Summary Compensation Table included in this Annual Report on Form 10-K.

(1)	The amounts shown reflect the grant date fair value of awards granted during fiscal 2010. A discussion of the assumptions used in calculating the amounts in this column may be found in Note 11 to our audited consolidated financial statements for the fiscal 2010 included elsewhere in our Annual Report on Form 10-K.

(2)	Based on stock price of $28.38 on the grant date of August 11, 2010.

(3)	Ms. Lenehan was appointed to the Board on March 11, 2011.

As of March 31, 2011, each non-employee director held options for the following aggregate number of shares of common stock:

Number of
Name	Shares

Vikram S. Budhraja	—
Peter O. Crisp	40,000
Richard Drouin	—
David R. Oliver, Jr.	20,000
John B. Vander Sande	40,000
John W. Wood, Jr.	20,000
Pamela F. Lenehan	10,000

Compensation Committee Report

The Compensation Committee has reviewed and discussed the preceeding “Compensation Discussion and Analysis” section with management. Based on that review and discussion, the Compensation Committee has recommended to our Board that the “Compensation Discussion and Analysis” section be included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

By the Compensation Committee of the Board.

Peter O. Crisp, Chairman
Richard Drouin
John B. Vander Sande
Vikram S. Budhraja

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Mr. Crisp (Chairman), Mr. Drouin, Dr. Vander Sande and Mr. Budhraja. No member of the Compensation Committee was at any time during fiscal 2010, or formerly, an officer or employee of ours or any subsidiary of ours, nor has any member of the Compensation Committee had any relationship with us requiring disclosure under Item 404 of Regulation S-K under the Exchange Act.

No executive officer of the Company has served as a director or member of the Compensation Committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of our Compensation Committee.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our common stock as of August 31, 2011, or such earlier date as indicated below, by:

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of the outstanding shares of our common stock;

•	each of our directors;

•	our “named executive officers” (as defined in Item 11 to this Annual Report on Form 10-K); and

•	all current directors and executive officers as a group.

Unless otherwise provided, the address of each individual listed below is c/o American Superconductor Corporation, 64 Jackson Road, Devens, Massachusetts 01434.

	Number of
	Shares	Percentage of
	Beneficially	Common Stock
Name of Beneficial Owner	Owned(1)	Outstanding(2)

Five Percent Stockholders
Kevin Douglas and related group(3)	11,797,500	23.2%
c/o 125 East Sir Francis Drake Blvd. Suite 400, Larkspur, CA 94903
BlackRock, Inc. and its affiliates(4)	3,323,775	6.53%
40 East 52nd Street, New York, NY 10022
Directors
Gregory J. Yurek(5)	233,643	*
Daniel P. McGahn(6)	190,538	*
Vikram S. Budhraja	50,000	*
Peter O. Crisp(7)	155,603	*
Richard Drouin	28,000	*
David R. Oliver, Jr.(8)	35,400	*
Pamela F. Lenehan	—
John B. Vander Sande(9)	59,000	*
John W. Wood, Jr.(10)	34,000	*
Other Named Executive Officers
David A. Henry(11)	158,034	*
John R. Collett(12)	54,751	*
Charles W. Stankiewicz(13)	150,367	*
Susan J. DiCecco(14)	37,321	*
All directors and executive officers as a group (14 persons)(15)	1,276,885	2.5%

*	Less than 1%.

(1)	The inclusion of any shares of common stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. In accordance with the rules of the SEC, each stockholder is deemed to beneficially own any shares subject to stock options that are currently exercisable or exercisable within 60 days after August 31, 2011, and any reference below to shares subject to outstanding stock options held by the person in question refers only to such stock options.

(2)	To calculate the percentage of outstanding shares of common stock held by each stockholder, the number of shares deemed outstanding includes 50,870,058 shares outstanding as of August 31, 2011, plus any shares subject to outstanding stock options currently exercisable or exercisable within 60 days after August 31, 2011 held by the stockholder in question.

(3)	Information is derived from the Schedule 13D filed on April 11, 2011 by Kevin Douglas, Michelle Douglas, James E. Douglas, III, K&M Douglas Trust, Douglas Family Trust, James Douglas and Jean Douglas Irrevocable Descendants’ Trust, KGD 2010 Annuity Trust I and MMD 2010 Annuity Trust I and is as of April 6, 2011.

(4)	Information is derived from the Schedule 13G/A filed on August 8, 2011 by BlackRock, Inc. and its affiliates and is as of August 31, 2011.

(5)	Includes 57,631 shares subject to outstanding stock options. Information is as of August 15, 2011, the last day on which Mr. Yurek served as a director of the Company.

(6)	Includes 69,500 shares subject to outstanding stock options, 87,000 shares subject to certain restrictions on transfer and a repurchase right in favor of the Company and 1,548 shares held indirectly through American Superconductor’s 401(k) plan.

(7)	Includes 3,000 shares held by Mr. Crisp’s wife and 40,000 shares subject to outstanding stock options. Mr. Crisp disclaims beneficial ownership of the shares held by his wife.

(8)	Includes 20,000 shares subject to outstanding stock options.

(9)	Includes 40,000 shares subject to outstanding stock options.

(10)	Includes 20,000 shares subject to outstanding stock options.

(11)	Includes 99,000 shares subject to outstanding stock options, 7,700 shares subject to certain restrictions on transfer and risk of forfeiture in favor of the Company and 1,084 shares held indirectly through American Superconductor’s 401(k) plan.

(12)	Includes 651 shares held indirectly through American Superconductor’s 401(k) plan. Information is as of July 22, 2011, the last day of Mr. Collett’s employment with the Company.

(13)	Includes 80,000 shares subject to outstanding stock options and 5,036 shares held indirectly through American Superconductor’s 401(k) plan. Information is as of August 23, 2011, the last day of Mr. Stankiewicz’s employment with the Company.

(14)	Includes 13,533 shares subject to outstanding stock options, 4,800 shares subject to certain restrictions on transfer and risk of forfeiture in favor of the Company and 1,281 shares held indirectly through American Superconductor’s 401(k) plan.

(15)	Includes 482,331 shares subject to outstanding stock options, 105,332 shares subject to certain restrictions on transfer and risk of forfeiture in favor of the Company and 10,790 shares held indirectly through American Superconductor’s 401(k) plan.

Securities Authorized for Issuance Under Our Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans as of March 31, 2011.

Number of Securities
Remaining Available
	Number of Securities	Weighted-Average	for Future Issuance Under
	to be Issued Upon	Exercise Price of	Equity Compensation
	Exercise of	Outstanding	Plans (Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected in
Plan Category	Warrants and Rights	and Rights	Column (a))

Equity compensation plans approved by security holders	2,004,725 (1)	$22.29	4,093,641 (2)

(1)	Excludes shares issuable under our 2000 Employee Stock Purchase Plan in connection with the current offering period which ends on September 30, 2011. Such shares are included in column (c).

(2)	In addition to being available for future issuance upon exercise of options that may be granted after March 31, 2011, 3,339,884 shares available for issuance under our 2007 Stock Incentive Plan may instead be issued in the form of restricted stock, unrestricted stock, stock appreciation rights, performance shares or other equity-based awards. The above amounts include 226,000 shares available under the 2007 Director Plan and 527,757 shares available under the 2000 Employee Stock Purchase Plan on March 31, 2011.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Our Board has adopted written policies and procedures for the review of any transaction, arrangement or relationship in which we are a participant, the amount involved exceeds $120,000, and one of our executive officers, directors, director nominees or 5% stockholders (or their immediate family members), each of whom we refer to as a “related person,” has a direct or indirect material interest.

If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction,” the related person must report the proposed related person transaction to our chief financial officer. The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by the Audit Committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the Audit Committee will review, and, in its discretion, may ratify the related person transaction. The policy also permits the chairman of the Audit Committee to review and, if deemed appropriate, approve proposed related person transactions that arise between committee meetings, subject to ratification by the Audit Committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually.

A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the Audit Committee after full disclosure of the related person’s interest in the transaction. The Audit Committee will review and consider such information regarding the transaction as it deems appropriate under the circumstances.

The Audit Committee may approve or ratify the transaction only if the Audit Committee determines that, under all of the circumstances, the transaction is in our best interests. The Audit Committee may impose any conditions on the related person transaction that it deems appropriate.

In addition to the transactions that are excluded by the instructions to the SEC’s related person transaction disclosure rule, our Board has determined that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for purposes of this policy:

•	interests arising solely from the related person’s position as an executive officer of another entity (whether or not the person is also a director of such entity), that is a participant in the transaction, where (a) the related person and all other related persons own in the aggregate less than a 10% equity interest in such entity, (b) the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction, and (c) the amount involved in the transaction equals less than the greater of $200,000 or 5% of the annual gross revenues of the company receiving payment under the transaction; and

•	a transaction that is specifically contemplated by provisions of our charter or bylaws.

The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by the Compensation Committee in the manner specified in its charter.

Since the beginning of fiscal 2010, there have been no related person transactions.

Board Determination of Independence

Under applicable NASDAQ rules, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that Mr. Budhraja, Mr. Crisp, Mr. Drouin, Ms. Lenehan, Mr. Oliver, Dr. Vander Sande and Mr. Wood do not have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under Rule 5605(a)(2) of the NASDAQ Stock Market, Inc. Listing Rules.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Tax Fees for Fiscal 2009 and 2010

The following table summarizes the fees of PricewaterhouseCoopers LLP, our independent registered public accounting firm, billed to us for each of the last two fiscal years:

	Fiscal Year Ended March 31,
Fee Category	2011	2010

Audit Fees(1)	$3,581,556	$1,397,506
Tax Fees(2)	365,591	132,739
Other(3)	129,902	—

Total Fees	$4,077,049	$1,530,245

(1)	Audit fees consist of fees for the audit of our annual financial statements, the audit of our internal control over financial reporting, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

(2)	Tax fees consist of fees for tax compliance, tax advice and tax planning services.

(3)	Other fees consist of fees for acquisition-related services.

Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy generally provides that we will not engage our registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures described below. All services provided to us by PricewaterhouseCoopers LLP in each of fiscal 2010 and fiscal 2009 were approved in accordance with this policy.

From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided to us by our registered public accounting firm during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

The Audit Committee has also delegated to the chairman of the Audit Committee the authority to approve any audit or non-audit services to be provided to us by our registered public accounting firm. Any approval of services by a member of the Audit Committee pursuant to this delegated authority is reported on at the next meeting of the Audit Committee.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Document filed as part of this Annual Report on Form 10-K:

1. Financial Statements

The following financial statements of American Superconductor Corporation, supplemental information and report of independent registered public accounting firm required by this item are included in Item 8, “Financial Statements and Supplementary Data,” in this Form 10-K:

2. Financial Statement Schedules

See “Schedule II — Valuation and Qualifying Accounts” for the fiscal years ended March 31, 2011, 2010, and 2009. All other schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits Required by Item 601 of Regulation S-K under the Exchange Act.

See (b) Exhibits.

(b) Exhibits

The list of Exhibits filed as a part of this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding such Exhibits, and is incorporated herein by reference.

American Superconductor Corporation

Schedule II — Valuation and Qualifying Accounts
(In thousands)

	Balance,			Recoveries and	Balance,
	Beginning of			Other	End of
	Year	Additions	Write-Offs	Adjustments	Year

Allowance for doubtful accounts receivable:
Fiscal year ended March 31, 2011	$766	28	(118)	7	$683
Fiscal year ended March 31, 2010	1,343	286	(54)	(809)	766
Fiscal year ended March 31, 2009	5	1,652	(203)	(111)	1,343

	Balance,				Balance,
	Beginning of				End of
	Year	Additions	Expirations	Adjustments	Year

Deferred tax asset valuation allowance:
Fiscal year ended March 31, 2011	$187,358	43,308	(10,063)	(7)	220,596
Fiscal year ended March 31, 2010	174,695	16,189	(4,148)	622	187,358
Fiscal year ended March 31, 2009	171,664	7,055	—	(4,024)	174,695

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SUPERCONDUCTOR CORPORATION

By:	/s/ Daniel P. McGahn
Daniel P. McGahn
President,
Chief Executive Officer, and Director

Date: September 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Daniel P. McGahn Daniel P. McGahn	President, Chief Executive Officer, and Director (Principal Executive Officer)	September 23, 2011

/s/ David A. Henry David A. Henry	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 23, 2011

/s/ John W. Wood, Jr. John W. Wood, Jr.	Chairman of the Board	September 23, 2011

/s/ Vikram S. Budhraja Vikram S. Budhraja	Director	September 23, 2011

/s/ Peter O. Crisp Peter O. Crisp	Director	September 23, 2011

/s/ Richard Drouin Richard Drouin	Director	September 23, 2011

/s/ Pamela F. Lenehan Pamela F. Lenehan	Director	September 23, 2011

/s/ David R. Oliver, Jr. David R. Oliver, Jr.	Director	September 23, 2011

/s/ John B. Vander Sande John B. Vander Sande	Director	September 23, 2011

EXHIBIT INDEX

Exhibit No.		Description

3.1		Restated Certificate of Incorporation of the Registrant, as amended(1)
3.2		Amended and Restated By-laws, as amended, of the Registrant(2)
*10	.1	1993 Stock Option Plan(3)
*10	.2	Amended and Restated 1996 Stock Incentive Plan(4)
*10	.3	Form of incentive stock option agreement under Amended and Restated 1996 Stock Incentive Plan(5)
*10	.4	Form of non-statutory stock option agreement under Amended and Restated 1996 Stock Incentive Plan(5)
*10	.5	Second Amended and Restated 1997 Director Stock Option Plan, as amended(6)
*10	.6	Form of Stock Option Agreement under Second Amended and Restated 1997 Director Stock Option Plan, as amended(7)
*10	.7	2004 Stock Incentive Plan, as amended(6)
*10	.8	Form of incentive stock option agreement under 2004 Stock Incentive Plan, as amended(7)
*10	.9	Form of non-statutory stock option agreement under 2004 Stock Incentive Plan, as amended(7)
*10	.10	Form of restricted stock agreement under 2004 Stock Incentive Plan, as amended(7)
*10	.11	2007 Stock Incentive Plan, as amended(8)
*10	.12	Form of Incentive Stock Option Agreement under 2007 Stock Incentive Plan, as amended(9)
*10	.13	Form of Nonstatutory Stock Option Agreement under 2007 Stock Option Plan, as amended(9)
*10	.14	Form of Restricted Stock Agreement Regarding Awards to Executive Officers under 2007 Stock Option Plan, as amended(9)
*10	.15	Form of Restricted Stock Agreement Regarding Awards to Employees, under 2007 Stock Option Plan, as amended(9)
*10	.16	Form of Restricted Stock Agreement (regarding performance-based awards to executive officers and employees) under 2007 Stock Incentive Plan, as amended(10)
*10	.17	2007 Director Stock Plan, as amended(11)
*10	.18	Form of Nonstatutory Stock Option Agreement Under 2007 Director Stock Plan, as amended(9)
*10	.19	Executive Incentive Plan for the fiscal year ended March 31, 2011(6)
*10	.20	Employment Agreement dated as of December 4, 1991 between the Registrant and Gregory J. Yurek(12)
10.21		Form of Employee Nondisclosure and Developments Agreement(12)
*10	.22	Noncompetition Agreement dated as of July 10, 1987 between the Registrant and John Vander Sande(12)
*10	.23	Amended and Restated Executive Severance Agreement dated as of December 23, 2008 between the Registrant and Gregory J. Yurek(6)
*10	.24	Amended and Restated Executive Severance Agreement dated as of December 23, 2008 between the Registrant and David A. Henry(6)
*10	.25	Amended and Restated Executive Severance Agreement dated as of December 23, 2008 between the Registrant and Charles W. Stankiewicz(6)
*10	.26	Amended and Restated Executive Severance Agreement dated as of December 23, 2008 between the Registrant and Angelo R. Santamaria(6)
*10	.27	Amended and Restated Executive Severance Agreement dated as of December 23, 2008 between the Registrant and Daniel P. McGahn(6)
*10	.28	First Amendment to Amended and Restated Executive Severance Agreement, effective as of December 11, 2009, between the Registrant and Daniel P. McGahn(13)
*10	.29	Amended and Restated Executive Severance Agreement dated as of December 23, 2008 between the Registrant and Timothy D. Poor(6)
*10	.30	Executive Severance Agreement dated as of September 8, 2009 between the Registrant and Susan J. DiCecco(14)
*10	.31	Executive Severance Agreement dated as of May 18, 2010 between the Registrant and John R. Collett(15)
10.32		Stock Purchase Agreement, dated November 28, 2006, between the Registrant and Gerald Hehenberger Privatstiftung(16)

Exhibit No.		Description

†10	.33	Purchase Contract No. 06.7IC014 for the Core Components of the Electrical Control System of FL 1500 Wind Turbine, dated as of December 15, 2006, between Sinovel Wind (Group) Co., Ltd and Windtec Systemtechnik Handels GmbH(17)
†10	.34	Purchase Contract No. 06.7IC015 for the Software of FL 1500 Wind Turbine, dated as of December 15, 2006, between Sinovel Wind (Group) Co., Ltd and Windtec Systemtechnik Handels GmbH(17)
†10	.35	Contract Amendment to the Purchase Contract No. 06.7IC014 for the Core Components of the Electrical Control System of FL 1500 Wind Turbine, dated as of March 6, 2007, between Sinovel Wind (Group) Co., Ltd and Windtec Systemtechnik Handels GmbH(17)
†10	.36	Contract Amendment to the Purchase Contract No. 06.7IC015 for the Software of FL 1500 Wind Turbine, dated as of March 6, 2007, between Sinovel Wind (Group) Co., Ltd and Windtec Systemtechnik Handels GmbH(17)
†10	.37	Purchase Contract No. FDCG07060 for the Core Components of the Electrical Control System of SL 1500 Wind Turbine, dated as of December 24, 2007, between Sinovel Wind (Group) Co., Ltd, China National Machinery & Equipment Import & Export Corporation and Windtec Systemtechnik Handels GmbH(17)
†10	.38	Purchase Contract No. FDCG07061 for the Software of SL 1500 Wind Turbine, dated as of December 24, 2007, between Sinovel Wind (Group) Co., Ltd, China National Machinery & Equipment Import & Export Corporation and Windtec Systemtechnik Handels GmbH(17)
†10	.39	Purchase Contract No. FDCG08050 for the Electrical System of SL 3000 Wind Turbine, dated as of March 7, 2008, between Sinovel Wind (Group) Co., Ltd, China National Machinery & Equipment Import & Export Corporation and Windtec Systemtechnik Handels GmbH(17)
†10	.40	Purchase Contract No. FDCG08051 for the Core Components of the Electrical Control System of SL 3000 Wind Turbine, dated as of March 7, 2008, between Sinovel Wind (Group) Co., Ltd, China National Machinery & Equipment Import & Export Corporation and Windtec Systemtechnik Handels GmbH(17)
†10	.41	Purchase Contract No. FDCG08045-01 for the Core Components of the Electrical Control System and Software of SL 1500 Wind Turbine, effective as of June 5, 2008, between Sinovel Wind (Group) Co., Ltd and Suzhou AMSC Superconductor Co., Ltd.(18)
†10	.42	Amendment No. HB-FDCG08045-01-2, dated July 24, 2009, to Purchase Contract No. FDCG08045-01 for the Core Components of the Electrical Control System and Software of SL 1500 Wind Turbine, effective as of June 5, 2008, between Sinovel Wind (Group) Co., Ltd. and Suzhou AMSC Superconductor Co., Ltd.(19)
†10	.43	Purchase Contract No. HCG1.5MW-10016-01, effective as of May 12, 2010, between Sinovel Wind (Group) Group Co., Ltd. and Suzhou AMSC Superconductor Co., Ltd.(20)
10.44		Share Purchase Agreement, dated March 12, 2011, by and among the Company and the shareholders of The Switch Engineering Oy(21)
21.1		Subsidiaries
23.1		Consent of PricewaterhouseCoopers LLP
31.1		Chief Executive Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Chief Financial Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Chief Executive Officer — Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Chief Financial Officer — Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	.INS	XBRL Instance Document.**
101	.SCH	XBRL Taxonomy Extension Schema Document.**
101	.CAL	XBRL Taxonomy Calculation Linkbase Document.**
101	.LAB	XBRL Taxonomy Label Linkbase Document.**
101	.PRE	XBRL Taxonomy Presentation Linkbase Document.**
101	.DEF	XBRL Taxonomy Definition Linkbase Document.**

(1)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on November 8, 2010 (Commission File No. 000-19672).

(2)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 30, 2008 (Commission File No. 000-19672).

(3)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K filed with the Commission on June 29, 1993 (Commission File No. 000-19672).

(4)	Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed with the Commission on June 27, 2001 (Commission File No. 000-19672).

(5)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K filed with the Commission on May 28, 2009 (Commission File No. 000-19672).

(6)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 10-Q filed with the Commission on February 5, 2009 (Commission File No. 000-19672).

(7)	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2004 (Commission File No. 000-19672).

(8)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K filed with the Commission on May 27, 2010 (Commission File No. 000-19672).

(9)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on August 9, 2007 (Commission File No. 000-19672).

(10)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on May 20, 2008 (Commission File No. 000-19672).

(11)	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 6, 2009 (Commission File No. 000-19672).

(12)	Incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-1, filed with the Commission on December 13, 1991 (File No. 333-43647).

(13)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 3, 2010 (Commission File No. 000-19672).

(14)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 5, 2009 (Commission File No. 000-19672).

(15)	Incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the Commission on May 27, 2010 (Commission File No. 000-19672).

(16)	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 29, 2006 (Commission File No. 000-19672).

(17)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K filed with the Commission on May 29, 2008 (Commission File No. 000-19672).

(18)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 2008 (Commission File No. 000-19672).

(19)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 30, 2009 (Commission File No. 000-19672).

(20)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on September 15, 2010 (Commission File No. 000-19672).

(21)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 14, 2011 (Commission File No. 000-19672).

†	Confidential treatment previously requested and granted with respect to certain portions, which portions were omitted and filed separately with the Commission.

+	Confidential treatment has been requested with respect to certain portions of this exhibit, which portions have been filed separately with the Commission.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.