Form 10-Q
period 2011-06-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2011-09-23
CIK 880807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2011

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

AMERICAN SUPERCONDUCTOR CORPORATION
INDEX

Page No.
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements	3
Unaudited Condensed Consolidated Balance Sheets as of June 30, 2011 and March 31, 2011	3
Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2011 and 2010	4
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended June 30, 2011 and 2010	5
Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2011 and 2010	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 4. Controls and Procedures	34
PART II—OTHER INFORMATION
Item 1. Legal Proceedings	36
Item 1A. Risk Factors	37
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 6. Exhibits	38
Signature	39
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

AMERICAN SUPERCONDUCTOR CORPORATION
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	March 31,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$130,885	$123,783
Marketable securities	25,894	116,126
Accounts receivable, net	11,652	17,233
Inventory	31,068	25,828
Prepaid expenses and other current assets	39,073	30,785
Advance payment for planned acquisition	20,551	—
Restricted cash	6,516	5,566
Deferred tax assets	484	484

Total current assets	266,123	319,805

Property, plant and equipment, net	98,615	96,494
Intangibles, net	6,650	7,054
Restricted cash	2,857	—
Deferred tax assets	5,840	5,840
Other assets	13,577	12,016

Total assets	$393,662	$441,209

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$66,395	$90,273
Adverse purchase commitments	40,292	38,763
Line of credit	4,641	—
Deferred revenue	13,676	10,304
Deferred tax liabilities	5,840	5,840

Total current liabilities	130,844	145,180

Deferred revenue	2,063	2,181
Deferred tax liabilities	484	484
Other	530	509

Total liabilities	133,921	148,354

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock	509	507
Additional paid-in capital	889,394	885,704
Treasury stock	(271)	—
Accumulated other comprehensive income	4,961	3,817
Accumulated deficit	(634,852)	(597,173)

Total stockholders’ equity	259,741	292,855

Total liabilities and stockholders’ equity	$393,662	$441,209

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three months ended June 30,
	2011	2010
Revenues	$9,058	$97,209

Cost and operating expenses:
Cost of revenues	16,955	58,224
Research and development	8,136	7,335
Selling, general and administrative	21,990	15,183
Amortization of acquisition related intangibles	304	386

Total cost and operating expenses	47,385	81,128

Operating (loss) income	(38,327)	16,081

Interest income, net	241	175
Other income, net	566	171

Income (loss) before income tax expense	(37,520)	16,427

Income tax expense	159	7,257

Net (loss) income	$(37,679)	$9,170

Net (loss) income per common share
Basic	$(0.74)	$0.20

Diluted	$(0.74)	$0.20

Weighted average number of common shares outstanding
Basic	50,709	45,242

Diluted	50,709	45,983

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Three months ended June 30,
	2011	2010
Net (loss) income	$(37,679)	$9,170

Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	1,134	(12,336)
Unrealized gains (losses) on investments	10	(165)

Total other comprehensive income (loss), net of tax	1,144	(12,501)

Comprehensive loss	$(36,535)	$(3,331)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended June 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(37,679)	$9,170
Adjustments to reconcile net (loss) income to net cash used in operations:
Depreciation and amortization	3,242	2,654
Stock-based compensation expense	3,466	3,578
Provision for excess and obsolete inventory	413	—
Losses on purchase commitments	1,071	—
Allowance for doubtful accounts	—	957
Deferred income taxes	—	2,027
Other non-cash items	827	320
Changes in operating asset and liability accounts:
Accounts receivable	670	(35,848)
Inventory	(5,324)	(5,654)
Prepaid expenses and other current assets	(7,812)	(1,616)
Accounts payable and accrued expenses	(19,732)	(2,140)
Deferred revenue	3,084	8,073

Net cash used in operating activities	(57,774)	(18,479)

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,498)	(8,185)
Purchase of marketable securities	—	(15,061)
Proceeds from maturities of marketable securities	90,800	24,189
Change in restricted cash	(3,763)	257
Purchase of intangible assets	(240)	(1,230)
Purchase of minority investments	(1,800)	—
Advance payment for planned acquisition	(20,551)	—
Change in other assets	(195)	(11)

Net cash provided by (used in) investing activities	59,753	(41)

Cash flows from financing activities:
Payments in lieu of issuance of common stock for payroll taxes	(271)	—
Net borrowings on line of credit	4,626	—
Proceeds from exercise of employee stock options and ESPP	21	561

Net cash provided by financing activities	4,376	561

Effect of exchange rate changes on cash and cash equivalents	747	(4,791)

Net increase in cash and cash equivalents	7,102	(22,750)
Cash and cash equivalents at beginning of period	123,783	87,594

Cash and cash equivalents at end of period	$130,885	$64,844

Supplemental schedule of cash flow information:
Cash paid for income taxes	$12,485	$4,453
Non-cash contingent consideration in connection with acquisitions	—	4,004
Non-cash issuance of common stock	205	189
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
     These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to those instructions. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended June 30, 2011 and 2010 and the financial position at June 30, 2011. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. Certain reclassifications of prior year amounts have been made to conform to current year presentation. These reclassifications had no effect on net income, cash flows from operating activities or stockholders’ equity.
     On March 12, 2011, the Company entered into a definitive agreement to acquire The Switch Engineering Oy, (“The Switch”), headquartered in Vantaa, Finland. The Switch designs, manufactures and markets wind power products, including permanent magnet generators and power converter systems, as well as grid products such as commercial and small utility-scale solar inverters to customers in Asia, including China, Europe and North America.
     As of April 1, 2011, the Company segmented its operations into two new market-facing business units: Wind and Grid. The Company believes this market-centric structure enables it to more effectively anticipate and meet the needs of wind turbine manufacturers, power generation project developers and electric utilities.
•	Wind. Through the Windtec brand, the Wind business enables manufacturers to field wind turbines with exceptional power output, reliability and affordability. The Company licenses its highly engineered wind turbine designs, provides extensive customer support services and supplies advanced power electronics and control systems to wind turbine manufactures. The Company’s design portfolio includes a broad range of drive trains and power ratings up to 10 megawatts. The Company believes its unique engineering capabilities, ranging from bearings to advanced synchronous generators to blades, enables it to provide its partners with highly-optimized wind turbine platforms. Furthermore, these designs and support services typically lead to sales of its power electronics and software-based control systems, which are designed for optimized performance, efficiency and grid compatibility.

•	Grid. The Grid segment enables electric utilities and renewable energy project developers to connect, transmit and distribute power with exceptional efficiency, reliability and affordability. The Company provides transmission planning services that allows it to identify power grid congestion, poor power quality and other risks, which helps it determine how its solutions can improve network performance. These services often lead to sales of grid interconnection solutions for wind farms and solar power plants, power quality systems and transmission and distribution cable systems.
     Prior to April 1, 2011, the Company segmented its operations through two technology-centric business units: AMSC Power Systems and AMSC Superconductors. AMSC Power Systems included all of its Wind products, as well as Grid products that regulate voltage for wind farm voltage electric utilities, renewable generation project developers and industrial operations. Solutions from the Company’s AMSC Superconductors business unit have been incorporated into its Grid business unit. All prior period segment disclosures have been revised to conform to management’s current view of the Company’s business segments.

     At June 30, 2011, the Company had cash, cash equivalents, marketable securities and restricted cash of $166.2 million. The Company’s business plan anticipates a substantial decline in revenues and a substantial use of cash from operations in its fiscal year ending March 31, 2012, particularly in light of the difficult and uncertain current economic environment, the significant restructuring actions undertaken and the uncertainty surrounding Sinovel Wind Group Co. Ltd. (“Sinovel”), which has historically accounted for more than two-thirds of the Company’s revenues, and certain of its other customers in China. The Company’s plan includes a significant restructuring undertaken in August 2011, resulting in the elimination of approximately 150 positions worldwide. Since April 1, 2011, the Company has eliminated approximately 30% of its workforce and it expects to save approximately $30 million annually as a result of these reductions. Additional actions include further monitoring of its operating results against expectations and, if required, further reducing operating costs and capital spending if events warrant in order to enhance liquidity. Due to the disruption in its relationship with Sinovel, the Company will need to raise additional capital in order to complete the planned acquisition of The Switch in order to have sufficient cash to fund its working capital, capital expenditures and other cash requirements. The Company may seek this financing through public or private equity offerings, debt financings, or other financing alternatives, however, there can be no assurance that financing will be available on acceptable terms or at all. If the Company fails to raise sufficient additional funds and terminates the purchase agreement for the acquisition of The Switch, it will likely forfeit the $20.6 million cash advance payment it paid to the shareholders of The Switch on June 29, 2011. In the event that the Company does not receive any additional payments from Sinovel and it neither completes the planned acquisition of The Switch, nor raises additional capital, the Company believes that its available cash, together with additional reductions in operating costs and capital expenditures as necessary will be sufficient to fund its operations, capital expenditures and other cash requirements through at least March 31, 2012. The Company’s long-term liquidity is dependent on its ability to profitably grow its revenues or raise additional capital as required.
     The results of operations for an interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended March 31, 2011 (fiscal 2010) which are contained in the Company’s Annual Report on Form 10-K.
     The Company’s fiscal year begins on April 1 and ends on March 31. This document refers to fiscal 2011, which is defined as the period beginning on April 1, 2011 and concluding on March 31, 2012. The first quarter of fiscal 2011 began on April 1, 2011 and concluded on June 30, 2011.
2. Restatement of Fiscal 2010 Unaudited Condensed Consolidated Financial Statements
     The Company previously restated its unaudited condensed consolidated financial statements for the fiscal quarters ended September 30, 2010 and December 31, 2010 as reflected in amended Quarterly Reports on Form 10-Q for the applicable periods. The restatements related to the Company’s determination that revenues were incorrectly recorded in the second quarter of fiscal 2010 for certain of the Company’s customers in China as the fee was not fixed or determinable or collectability was not reasonably assured at the time of shipment. Further, as a result of aging receivables and other negative events surrounding the customer relationship, the Company concluded that revenue related to shipments to Sinovel was incorrectly recorded in the third quarter of fiscal 2010 as collectability was not reasonably assured at the time of shipments. For Sinovel and certain other customers in China, the Company has restated revenues based on a cash basis of accounting with cash applied first against accounts receivable balances, as in the case of Sinovel as of September 30, 2010, then costs of shipments (inventory and value added taxes) before recognizing any gross margin. For certain Chinese customers other than Sinovel, the Company has determined that this method of accounting should have been applied for shipments after August 31, 2010. For Sinovel, the Company has determined that this method of accounting should have been applied for shipments after September 30, 2010. The Company had previously recognized revenues in the quarters ended September 30, 2010 and December 31, 2010 based on the receipt of shipments by these customers but prior to the Company’s receipt of payment for such shipments.
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

3. Stock-Based Compensation
     The Company accounts for its stock-based compensation at fair value. The following table summarizes stock-based compensation expense by financial statement line item for the three months ended June 30, 2011 and 2010 (in thousands):

	Three months ended
	June 30,
	2011	2010
Cost of revenues	$329	$383
Research and development	660	468
Selling, general and administrative	2,477	2,727

Total	$3,466	$3,578

     During the three months ended June 30, 2011, the Company granted approximately 634,000 and 213,000 shares of stock options and restricted stock, respectively, to employees under the 2007 Stock Incentive Plan. The restricted stock granted during the three months ended June 30, 2011 includes approximately 5,000 shares of performance-based restricted stock, which will vest upon achievement of certain financial performance measurements. At June 30, 2011, the Company determined that achievement of the performance measures are probable and as such, will recognize the fair value of the performance based awards over the estimated period of each award. The remaining shares granted vest upon the passage of time, generally 3 years. For awards that vest upon the passage of time, expense is being recorded over the vesting period.
     In connection with the vesting of certain restricted stock awards issued to certain executive officers of the Company, these employees paid withholding taxes due by returning 23,861 shares valued at $0.3 million. The Company has recorded these shares as treasury stock as of June 30, 2011.
     The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. The total unrecognized compensation cost for unvested outstanding stock options was $12.6 million for the three months ended June 30, 2011. This expense will be recognized over a weighted average expense period of approximately 2.6 years. The total unrecognized compensation cost for unvested outstanding restricted stock was $6.5 million for the three months ended June 30, 2011. This expense will be recognized over a weighted average expense period of approximately 2.3 years.
     The weighted-average assumptions used in the Black-Scholes valuation model for stock options granted during the three months ended June 30, 2011 and 2010 are as follows:

	Three months ended
	June 30,
	2011	2010
Expected volatility	67.5%	66.4%
Risk-free interest rate	1.9%	2.2%
Expected life (years)	5.9	6.1
Dividend yield	None	None
     The expected volatility rate was estimated based on an equal weighting of the historical volatility of the Company’s common stock and the implied volatility of the Company’s traded options. The expected term was estimated based on an analysis of the Company’s historical experience of exercise, cancellation, and expiration patterns. The risk-free interest rate is based on the average of the five and seven year U.S. Treasury rates
     The Company recorded $0.6 million of stock compensation expense in the three months ended June 30, 2011 related to outstanding stock options of the former Chief Executive Officer as discussed in Note 14, “Chief Executive Officer Transition.”
4. Computation of Net (Loss) Income per Common Share
Basic net (loss) income per share (“EPS”) is computed by dividing net (loss) income by the weighted-average number of common shares outstanding for the period. Where applicable, diluted EPS is computed by dividing the net (loss) income by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. For the three months ended June 30, 2011 and 2010, common equivalent shares of 3.0 million shares and 1.4 million shares, respectively, were not included in the calculation of diluted EPS as they were considered anti-dilutive.
     The following table reconciles the numerators and denominators of the earnings per share calculation for the three months ended June 30, 2011 and 2010 (in thousands, except per share data):

	Three months ended June 30,
	2011	2010
Numerator:

Net (loss) income	$(37,679)	$9,170

Denominator:
Weighted-average shares of common stock outstanding	51,172	45,454
Weighted-average shares subject to repurchase	(463)	(212)

Shares used in per-share calculation — basic	50,709	45,242

Dilutive effect of employee equity incentive plans	—	741

Shares used in per-share calculation — diluted	50,709	45,983

Net (loss) income per share — basic	$(0.74)	$0.20

Net (loss) income per share — diluted	$(0.74)	$0.20

5. Fair Value Measurements
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance related to disclosures of fair value measurements. The guidance requires gross presentation of activity within the Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements. It also clarifies two existing disclosure requirements on the level of disaggregation of fair value measurements and disclosures on inputs and valuation techniques. A change in the hierarchy of an investment from its current level will be reflected in the period during which the pricing methodology of such investment changes. Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 will be made in the event that the related security is significant to total cash and investments. The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended June 30, 2011.
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

     The following table provides the assets carried at fair value, measured as of June 30, 2011 and March 31, 2011 (in thousands):

	Total	Quoted Prices in	Using Significant Other	Using Significant
	Carrying	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2011:
Assets:
Cash equivalents	$99,546	$99,546	$—	$—
Short-term commercial paper	5,373	—	5,373	—
Short-term government-backed securities	20,521	—	20,521	—

	Total	Quoted Prices in	Using Significant Other	Using Significant
	Carrying	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2011:
Assets:
Cash equivalents	$49,837	$49,837	$—	$—
Short-term government-backed securities	76,371	—	76,371	—
Short-term commercial paper	39,755	—	39,755	—
Derivatives	3,087	—	3,087	—
Valuation Techniques
Cash Equivalents
     Cash equivalents consist of highly liquid instruments with maturities of three months or less that are regarded as high quality, low risk investments and are measured using such inputs as quoted prices, and are classified within Level 1 of the valuation hierarchy. Cash equivalents consist principally of certificates of deposits and money market accounts.
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

6. Accounts Receivable
     Accounts receivable consisted of the following (in thousands):

	June 30,	March 31,
	2011	2011
Accounts receivable (billed)	$8,593	$12,912
Accounts receivable (unbilled)	3,747	5,004
Less: Allowance for doubtful accounts	(688)	(683)

Accounts receivable, net	$11,652	$17,233

7. Inventory
     The components of inventory are as follows (in thousands):

	June 30,	March 31,
	2011	2011
Raw materials	$19,800	$17,100
Work-in-process	4,423	2,432
Finished goods	4,413	3,915
Deferred program costs	2,432	2,381

Net inventory	$31,068	$25,828

     Deferred program costs as of June 30, 2011 and March 31 2011 primarily represent costs incurred on D-VAR turnkey projects and programs accounted for under contract accounting where the Company needs to complete development programs before revenue and costs will be recognized, respectively.
8. Product Warranty
     The Company generally provides a one to three year warranty on its products, commencing upon installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.
     Product warranty activity was as follows (in thousands):

	Three months ended
	June 30,
	2011	2010
Balance at beginning of period	$7,907	$6,431
Accruals for warranties during the period	(405)	2,305
Settlements during the period	(168)	(2,361)

Balance at end of period	$7,334	$6,375

9. Income Taxes
     For the three months ended June 30, 2011 and 2010, the Company recorded an income tax expense of $0.2 million and $7.3 million, respectively. The Company has provided a valuation allowance against all deferred tax assets as of June 30, 2011, as it is more likely than not that its deferred tax assets are not currently realizable due to the net operating losses incurred by the Company since its inception.

10. Commitments and Contingencies
   Commitments
     The Company periodically enters into non-cancelable purchase contracts in order to ensure the availability of materials to support production of its products. Purchase commitments represent enforceable and legally binding agreements with suppliers to purchase goods or services. Any commitments for products ordered but not yet received is included as purchase commitments in its contractual obligations table. The Company periodically assesses the need to provide for impairment on these purchase contracts and record a loss on purchase commitments when required. As of June 30, 2011, the Company has $40.3 million of adverse purchase commitments in excess of its estimated future demand from certain of its customers in China, which the Company has recorded as a liability. During three months ended June 30, 2011, the Company recorded losses of $1.1 million to cost of revenues as a result of commitments to purchase materials that were in excess of its estimated future demand from certain of its customers in China.
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
     As of June 30, 2011, the Company had nine performance bonds on behalf of AMSC Windtec and its wholly-owned Chinese subsidiary, Suzhou AMSC Superconductor Co. Ltd (“AMSC China”), in support of customer contracts to guarantee supply of core components and software. The total value of the outstanding performance bonds is $2.3 million with various expiration dates through March 2014. In the event that the payment is made in accordance with the requirements of any of these performance bonds, the Company would record the payment as an offset to revenue.
     At June 30, 2011, the Company had $6.5 million of restricted cash included in current assets. At June 30, 2011, the Company had $2.9 million of restricted cash included in long term assets with various expiration dates through March 2014. These amounts included in restricted cash represent deposits to secure letters of credit for various supply contracts. These deposits are held in an interest bearing account. The Company had an additional $2.5 million in unsecured letters of credit at June 30, 2011 in support of various supply contracts.
     The Company had unused, unsecured lines of credit consisting of RMB 114.8 million (approximately $17.8 million) in China and €1.6 million (approximately $2.3 million) in Austria as of June 30, 2011. In July 2011, the Bank of China informed the Company that its unsecured credit line of approximately RMB 100.0 million (approximately $15.5 million), which expired in August 2011, would not be renewed. As of June 30, 2011, the Company had net borrowings on lines of credit outstanding of $4.6 million.
11. Equity Investments
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
     The Company has determined that Tres Amigas is a variable interest entity (“VIE”) and that the Company is not the primary beneficiary of the VIE. Therefore, the Company has not consolidated Tres Amigas as of June 30, 2011. The investment is carried at the acquisition cost, plus the Company’s equity in undistributed earnings or losses. The Company’s maximum exposure to loss is limited to the Company’s recorded investment in this VIE. The Company’s investment in Tres Amigas is included in other assets on the consolidated balance sheet and the equity in undistributed losses of Tres Amigas is included in other income (expense), net, on the consolidated statements of operations.
     The net investment activity for the three months ended June 30, 2011 is as follows (in thousands):

Balance at April 1, 2011	$3,026
Purchase of minority investment	1,800
Minority interest in net losses	(191)

Balance at June 30, 2011	$4,635

     Investment in Blade Dynamics Ltd.
     On August 12, 2010, the Company acquired (through AMSC Windtec), a minority ownership position in Blade Dynamics Ltd. (“Blade Dynamics”), a designer and manufacturer of advanced wind turbine blades based on proprietary materials and structural technologies, for $8.0 million in cash. The Company uses the equity method of accounting for this investment since it does not have a controlling ownership interest in the operating and financial policies of Blade Dynamics. As such, the investment is carried at the acquisition cost, plus the Company’s equity in undistributed earnings or losses. The Company’s investment is included in other assets on the unaudited condensed consolidated balance sheet and the minority interest in net losses of Blade Dynamics is included in other income (expense), net, on the unaudited condensed consolidated statements of operations. As of June 30, 2011, the Company holds a 25% ownership interest. The net investment activity for the three months ended June 30, 2011 is as follows (in thousands):

Balance at April 1, 2011	$7,903
Minority interest in net losses	(426)
Net foreign exchange rate impact	164

Balance at June 30, 2011	$7,641

12. Business Segments
     Business segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in assessing performance and deciding how to allocate resources.
     As of April 1, 2011, the Company segmented its operations into two new market-facing business units: Wind and Grid. The Company believes this market-centric structure enables it to more effectively anticipate and meet the needs of wind turbine manufacturers, power generation project developers and electric utilities.
•	Wind. Through the Windtec brand, the Wind business unit enables manufacturers to field wind turbines with exceptional power output, reliability and affordability. The Company licenses its highly engineered wind turbine designs, provides extensive customer support services and supplies advanced power electronics and control systems to wind turbine manufactures. The Company’s design portfolio includes a broad range of drive trains and power ratings up to 10 megawatts. The Company believes its unique engineering capabilities, ranging from bearings to advanced synchronous generators to blades, enables it to provide its partners with highly-optimized wind turbine platforms. Furthermore, these designs and support services typically lead to sales of its power electronics and software-based control systems, which are designed for optimized performance, efficiency and grid compatibility.

•	Grid. The Grid segment enables electric utilities and renewable energy project developers to connect, transmit and distribute power with exceptional efficiency, reliability and affordability. The Grid business unit provides transmission planning services that allow us to identify power grid congestion, poor power quality and other risks, which helps the Company determine how its solutions can improve network performance. These services often lead to sales of grid interconnection solutions for wind farms and solar power plants, power quality systems and transmission and distribution cable systems.
     Prior to April 1, 2011, the Company segmented its operations through two technology-centric business units: AMSC Power Systems and AMSC Superconductors. AMSC Power Systems included all of its Wind products, as well as Grid products that regulate voltage for wind farm voltage electric utilities, renewable generation project developers and industrial operations. Solutions from the Company’s AMSC Superconductors business unit have been incorporated into its Grid business unit. All prior period segment disclosures have been revised to conform to management’s current view of the Company’s business segments.

     The operating results for the two business segments are as follows (in thousands):

	Three months ended
	June 30,
	2011	2010
Revenues:
Wind	$4,262	$83,006
Grid	4,796	14,203

Total	$9,058	$97,209

	Three months ended
	June 30,
	2011	2010
Operating (loss) income:
Wind	$(24,370)	$31,339
Grid	(10,552)	(11,764)
Unallocated corporate expenses	(3,405)	(3,494)

Total	$(38,327)	$16,081

     The accounting policies of the business segments are the same as those for the consolidated Company. The Company’s business segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measures are segment revenues and segment operating (loss) income. The disaggregated financial results of the segments reflect allocation of certain functional expense categories consistent with the basis and manner in which Company management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. In addition, certain corporate expenses which the Company does not believe are specifically attributable or allocable to either of the two business segments have been excluded from the segment operating income.
     Unallocated corporate expenses include stock-based compensation expense of $3.5 million for the three months ended June 30, 2011 and 2010.
     Total assets for the two business segments are as follows (in thousands):

	June 30,	March 31,
	2011	2011
Wind	$127,360	$145,464
Grid	64,252	67,081
Corporate assets	202,050	228,664

Total	$393,662	$441,209

     The following table sets forth customers who represented 10% or more of the Company’s total revenues for the three months ended June 30, 2011 and 2010:

	Three months ended
	June 30,
	2011	2010
Department of Energy	17%	<10%
Doosan Heavy Industries & Construction Co Ltd.	15%	<10%
Shenyang Blower Works Group Wind Power Co.,Ltd.	13%	<10%
Sinovel Wind Co., Ltd	—%	72%

13. Planned Acquisition of “The Switch”
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
14. Chief Executive Officer Transition
     On May 24, 2011, the Company announced that Daniel P. McGahn, President and Chief Operating Officer, has been appointed Chief Executive Officer and a member of the Board of Directors, effective June 1, 2011. Mr. McGahn succeeds Gregory J. Yurek, who resigned from his position as Chief Executive Officer of the Company, effective on June 1, 2011. In connection with his retirement and resignation, the Company entered into a retirement and services agreement (the “Agreement”) with Mr. Yurek pursuant to which Mr. Yurek will serve as a senior advisor to the Company for up to 24 months. The Agreement includes a general release of claims and customary non-compete and non-solicit covenants for the three-year period ending May 31, 2014. Pursuant to this agreement, Mr. Yurek is entitled to receive the following payments and benefits: (i) a total of $2.0 million in cash, of which $83,333 is payable on the final day of each month from June 2011 to August 2012, $50,000 is payable on the final day of September 2012, and $50,000 is payable on the final day of each month from April 2013 to May 2014; and (ii) continued group medical, dental and vision insurance coverage through May 31, 2014. In accordance with the terms of Mr. Yurek’s outstanding stock option and restricted stock agreements, the outstanding restricted stock that is unvested as of June 1, 2011 will be forfeited and the outstanding stock options will continue to vest for so long as he continues to serve as an advisor to the Company. Thereafter, any remaining unvested portions of Mr. Yurek’s stock options will be cancelled for no consideration. Mr. Yurek agreed to remain as Chairman of the Board until the annual meeting of stockholders or August 15, 2011, whichever occurred first; and will not stand for reelection to the Board at the annual meeting. Mr. Yurek ceased serving as our Chairman of the Board on August 15, 2011. The Agreement replaces and supersedes the Amended and Restated Executive Severance Agreement, dated as of December 23, 2008, between the Company and Mr. Yurek.

     The Company recorded costs of $2.7 million within selling, general and administrative expenses of the unaudited condensed consolidated statements of operations for the three months ended June 30, 2011 which consist of $2.1 million severance benefits under the Agreement and $0.6 million of stock compensation expense related to outstanding stock options.
15. Recent Accounting Pronouncements
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
16. Subsequent Events
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
     American Superconductor® and design, Revolutionizing the Way the World Uses Electricity®, AmperiumTM, AMSC®, Powered by AMSC®, D-VAR®, dSVCTM, FaultBlockerTM, PowerModuleTM, PowerPipelinesTM, PQ-IVR®, PQ-SVC®, SeaTitanTM, SolarTieTM, Windtec and SuperGEARTM are trademarks or registered trademarks of American Superconductor Corporation or its subsidiaries. The Windtec logo and design is a registered European Union Community Trademark. We reserve all of our rights with respect to our trademarks or registered trademarks regardless of whether they are so designated in this Quarterly Report on Form 10-Q by an ® or TM symbol. All other brand names, product names, trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.
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
     We manufacture products using two proprietary core technologies: PowerModule™ programmable power electronic converters and our Amperium™ HTS wires. These technologies and our system-level solutions are protected by a broad and deep intellectual property portfolio consisting of hundreds of patents and licenses worldwide.
     On March 12, 2011, we entered into a definitive agreement to acquire The Switch Engineering Oy, (“The Switch”). The Switch designs, manufactures and markets wind power products, including permanent magnet generators and power converter systems, as well as grid products such as commercial and small utility-scale solar inverters to customers in Asia, including China, Europe and North America.
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
     Our fiscal year begins on April 1 and ends on March 31. This document refers to fiscal 2011, which is defined as the period beginning on April 1, 2011 and concluding on March 31, 2012. The first quarter of fiscal 2011 began on April 1, 2011 and concluded on June 30, 2011.
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
     As of June 30, 2011 and March 31, 2011, we had backlog of approximately $225.4 million and $228.4 million, respectively, excluding Sinovel. Including Sinovel, as of June 30, 2011 and March 31, 2011, we had backlog of approximately $925.7 million and $921.5 million, respectively. On March 31, 2011, Sinovel refused to accept contracted shipments of 1.5-MW and 3-MW wind turbine core electrical components and spare parts that we were prepared to deliver. As a result, we have not made shipments to Sinovel since February 2011. If Sinovel continues not to accept these shipments, or terminates, reduces or defers firm orders, we will not be able to complete these shipments and we may not generate the revenue supported by these contracts.
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
Critical Accounting Policies and Estimates
     The preparation of the unaudited condensed consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. There were no significant changes in the first quarter of fiscal 2011 in the critical accounting policies that were disclosed in our Form 10-K for fiscal 2010, which ended on March 31, 2011.
Results of Operations
Three months ended June 30, 2011 compared to the three ended June 30, 2010
     Beginning on April 1, 2011, management revised its reportable business segments into Wind and Grid as a result in changes in the manner in which we disaggregate the Company’s operations for making operating decisions and assessing performance business segments. Previously, we had two reportable business segments, AMSC Power Systems and AMSC Superconductors. All prior period segment disclosures have been revised to conform to management’s current view of its business segments.
     As discussed above, the disruption in our relationship with Sinovel has materially and adversely affected our business and results of operations. Because Sinovel has accounted for more than two-thirds of our revenues over each of the past three fiscal years, we experienced significantly lower revenues and significant operating losses during the three months ended June 30, 2011. Revenues to Sinovel represented 0% and 72% of total revenues for the three months ended June 30, 2011 and 2010, respectively. Since no cash payments were made by Sinovel in the three months ended June 30, 2011, no revenue was recognized from Sinovel in the three months ended June 30, 2011.
Revenues
     Total revenues decreased by 91% to $9.1 million for the three months ended June 30, 2011, compared to $97.2 million for the three months ended June 30, 2010. Our revenues are summarized as follows (in thousands):

	Three months ended
	June 30,
	2011	2010
Revenues:
Wind	$4,262	$83,006
Grid	4,796	14,203

Total	$9,058	$97,209

     Our Wind business unit accounted for 47% of total revenues for the three months ended June 30, 2011, compared to 85% for the three months ended June 30, 2010. Revenues in the Wind business unit decreased 95% to $4.3 million in the three months ended June 30, 2011 from $83.0 million in the three months ended June 30, 2010. The decrease in Wind business unit revenues was primarily due to the disruption in our relationship with Sinovel, as described above, which accounted for $70.3 million of revenue for the first quarter of fiscal 2010.
     Our Grid business unit accounted for 53% of total revenues for the three months ended June 30, 2011, compared to 15% for the three months ended June 30, 2010. Our Grid business unit revenues decreased 66% to $4.8 million in the three months ended June 30, 2011 from $14.2 million for the three months ended June 30, 2010. The decrease in Grid business unit revenues were due primarily to reduced DVAR product sales, due in part to strong shipments in the fourth quarter of quarter of fiscal 2010.
     Revenues from significant government-funded contracts are summarized as follows (in thousands):

		Revenue Earned
	Expected total	through	Three months ended June 30,
Project name	contract value	June 30, 2011	2011	2010
HYDRA	$24,908	$10,963	$411	$121
LIPA I and II	40,141	39,710	1,309	782
DOE-FCL	7,898	6,785	232	571
NAVSEA Motor Study	6,511	6,492	—	107

Total	$79,458	$63,950	$1,952	$1,581

          These significant projects represented 41% and 11% of the Grid business unit revenues for the three months ended June 30, 2011 and 2010.
     Project HYDRA is a contract with Consolidated Edison, Inc. which is being partially funded by the U.S. Department of Homeland Security (“DHS”). DHS is expected to invest up to a total of $24.9 million in the development of a new high temperature superconductor power grid technology called FaultBlocker™ cable systems. FaultBlocker cable systems are designed to utilize customized Amperium™ HTS wires, and ancillary controls to deliver more power through the grid while also being able to suppress power surges that can disrupt service. Of the total $24.9 million in funding expected from DHS, it has committed funding of $12.6 million to us as of June 30, 2011. On September 15, 2011, the DHS committed an additional $3.0 million in funding on Project HYDRA. Consolidated Edison and Southwire Company are subcontractors to us on this project.
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
     Based on the average Euro and renminbi exchange rates for the first quarter of fiscal 2011, revenues denominated in these foreign currencies translated into U.S. dollars were $0.3 million higher compared to the translation of these revenues using the average exchange rates of these currencies for the first quarter of fiscal 2010.
     The following table sets forth customers who represented 10% or more of our total revenues for the three months ended June 30, 2011 and 2010:

	Three months ended
	June 30,
	2011	2010
Department of Energy/NETL	17%	<10%
Doosan Heavy Industries & Construction Co Ltd.	15%	<10%
Shenyang Blower Works Group Wind Power Co.,Ltd.	13%	<10%
Sinovel Wind Co., Ltd	—%	72%

Cost of Revenues and Gross Margin
     Cost of revenues decreased by 71% to $17.0 million for the three months ended June 30, 2011, compared to $58.2 million for the three months ended June 30, 2010. Gross margin was (87.2%) and 40.1% for the three months ended June 30, 2011 and 2010, respectively. The decrease in gross margin and cost of revenues in the three months ended June 30, 2011 as compared to the same period in fiscal 2010 was a result of lower sales due to the disruption in our relationship with Sinovel and unabsorbed fixed overhead due to idle capacity. This is expected to improve in the future quarters as the wind market in China recovers.
     Based on the average Euro and renminbi exchange rates for the first quarter of fiscal 2011, cost of revenues denominated in these foreign currencies translated into U.S. dollars was $0.5 million higher compared to the translation of cost of revenues using the average exchange rates of these currencies for the first quarter of fiscal 2010.
Operating Expenses
Research and development
     A portion of our R&D expenditures related to externally funded development contracts has been classified as cost of revenues (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost-sharing funding. Our R&D expenditures are summarized as follows (in thousands):

	Three months ended
	June 30,
	2011	2010
R&D expenses per unaudited condensed consolidated statements of operations	$8,136	$7,335
R&D expenditures reclassified as cost of revenues	4,040	3,369
R&D expenditures offset by cost-sharing funding	34	141

Aggregated R&D expenses	$12,210	$10,845

     R&D expenses (exclusive of amounts classified as cost of revenues and amounts offset by cost-sharing funding) increased by 11% to $8.1 million for the three months ended June 30, 2011 from $7.3 million for the three months ended June 30, 2010. The increase in R&D expenses was driven primarily by labor, material and overhead spending to support new product development in our Wind business segment. The increase in R&D expenditures reclassified to costs of revenue was a result of increased efforts under license and development contracts for wind turbine designs at AMSC Windtec compared to the prior year. Aggregated R&D expenses, which include amounts classified as cost of revenues and amounts offset by cost-sharing funding, increased 13% to $12.2 million for the three months ended June 30, 2011, compared to $10.8 million for the three months ended June 30, 2010. The increases in fiscal 2010 were driven primarily by the net impact of the factors described above. Growth in R&D expenses is expected to moderate going forward as a result of the restructuring actions undertaken in fiscal 2011.
     We present aggregated R&D, which is a non-GAAP measure, because we believe this presentation provides useful information on our aggregate R&D spending and because R&D expenses as reported on the unaudited condensed consolidated statements of income have been, and may in the future, be subject to significant fluctuations solely as a result of changes in the level of externally funded contract development work, resulting in significant changes in the amount of the costs recorded as costs of revenues rather than as R&D expenses, as discussed above.
Selling, general, and administrative
     SG&A expenses increased by 45% to $22.0 million in the three months ended June 30, 2011, from $15.2 in the three months ended June 30, 2010. The increases in SG&A expenses were due primarily to increases in legal fees associated with ongoing litigation as discussed in Part II, Item 1, “Legal Proceedings,” of this Quarterly Report on Form 10-Q and severance and stock compensation costs for our former Chief Executive Officer. Higher legal expenses are expected for the next several quarters as we expect to continue pursuing litigation against Sinovel.

Amortization of acquisition related intangibles
     We recorded amortization expense related to our core technology and know-how, trade names and trademark intangible assets of $0.3 million and $0.4 million in the three months ended June 30, 2011 and 2010, respectively. These intangible assets are primarily as a result of our AMSC Windtec acquisition.
Operating (loss) income
Our operating (loss) income is summarized as follows (in thousands):

	Three months ended
	June 30,
	2011	2010
Wind	$(24,370)	$31,339
Grid	(10,552)	(11,764)
Unallocated corporate expenses	(3,405)	(3,494)

Total	$(38,327)	$16,081

     Operating (loss) income for the Wind business unit decreased to an operating loss of $24.4 million in the three months ended June 30, 2011, from an operating income of $31.3 million in the three months ended June 30, 2010. The decrease in Wind business unit operating income was primarily due to the disruption in our relationship with Sinovel, as described above.
     Operating loss for the Grid business unit decreased to $10.6 million in the three months ended June 30, 2011, compared to $11.8 million in the three months ended June 30, 2010. The decrease in Grid business unit operating loss was primarily due to lower operating expenses as a result of the reductions in force and reduced discretionary spending, partially offset by reduced DVAR revenues.
     Unallocated corporate expenses also include stock-based compensation expense of $3.5 million and $3.5 million for the three months ended June 30, 2011 and 2010, respectively.
Interest income, net
     Interest income, net, was $0.2 million in the three months ended June 30, 2011 and 2010. Due to recent economic conditions and the United States monetary policy intended to promote growth, the yields of our interest bearing assets are low as compared to prior periods.
Other income, net
     Other income, net, was income of $0.6 million in the three months ended June 30, 2011 compared to income of $0.2 million for the three months ended June 30, 2010. The increase in other income, net primarily relates to an increase in foreign currency translation gains of $0.9 million, partially offset by an increase in losses on minority interest investments of $0.5 million.
Income Taxes
     In the three months ended June 30, 2011, we recorded income tax expense of $0.2 million compared to $7.3 million in the three months ended June 30, 2010. Income tax expense decreased due to the pretax loss in the three months ended June 30, 2011 and a full valuation allowance against our deferred tax assets.
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

	Three months ended
	June 30,
	2011	2010
Net (loss) income	$(37,679)	$9,170
Stock-based compensation	3,466	3,499
Severance costs	2,066	—
Losses on purchase commitments	1,071	—
Amortization of acquisition-related intangibles	304	386
Tax effects	—	(83)

Non-GAAP net (loss) income	$(30,772)	$12,972

Non-GAAP (loss) earnings per share	$(0.61)	$0.28

Weighted average shares outstanding *	50,710	45,983

*	Diluted shares are used for periods where net income is generated.
     We incurred non-GAAP net loss of ($30.8) million, or ($0.61) per share, for the three months ended June 30, 2011, compared to a non-GAAP net income of $13.0 million, or $0.28 per diluted share, for the three months ended June 30, 2010. The decrease in non-GAAP net income was driven primarily by a decrease in net income, partially offset by severance costs and losses on purchase commitments.
Liquidity and Capital Resources
     At June 30, 2011, we had cash, cash equivalents, marketable securities and restricted cash of $166.2 million, compared to $245.5 million at March 31, 2011, a decrease of $79.3 million. Our cash and cash equivalents, marketable securities and restricted cash are summarized as follows (in thousands):

	June 30,	March 31,
	2011	2011
Cash and cash equivalents	$130,885	$123,783
Marketable securities	25,894	116,126
Restricted cash	9,373	5,566

Total cash, cash equivalents, marketable securities and restricted cash	$166,152	$245,475

     For the three months ended June 30, 2011, net cash used in operating activities was $57.8 million compared to $18.5 million in the three months ended June 30, 2010. The increase in net cash used in operations is due primarily to a decrease in net income of $46.8 million, partially offset by a decrease in cash used for working capital of $8.1 million
     For the three months ended June 30, 2011, net cash provided by investing activities was $59.8 million compared to net cash used in investing activities of less than $0.1 million in the three months ended June 30, 2010. The increase in net cash provided by investing activities for the three months ended June 30, 2011 was driven primarily by an increase in net maturities and sales of marketable securities of $81.7 million and a decrease in capital expenditures of $3.7 million, partially offset by the $20.6 million advance payment to The Switch, an increase in restricted cash of $4.0 million and an increase in purchased minority investments of $1.8 million.
     For the three months ended June 30, 2011, net cash provided by financing activities was $4.4 million compared to $0.6 million in the three months ended June 30, 2010. The increase in net cash provided by financing activities is primarily due to net borrowings on lines credit of $4.6 million, partially offset by payments in lieu of issuance of common stock for payroll taxes of $0.3 in the three months ended June 30, 2011.

     As of June 30, 2011, we had nine performance bonds on behalf of AMSC Windtec and our wholly-owned Chinese subsidiary, Suzhou AMSC Superconductor Co. Ltd (“AMSC China”), in support of customer contracts to guarantee supply of core components and software. The total value of the outstanding performance bonds is $2.3 million with various expiration dates through March 2014. In the event that the payment is made in accordance with the requirements of any of these performance bonds, we would record the payment as an offset to revenue.
     At June 30, 2011 and March 31, 2011, we had $6.5 million and $5.6 million, respectively, of restricted cash included in current assets. At June 30, 2011, we had $2.9 million of restricted cash included in long term assets with various expiration dates through March 2014. These amounts included in restricted cash represent deposits to secure letters of credit for various supply contracts. These deposits are held in an interest bearing account. We had an additional $2.5 million in unsecured letters of credit, at June 30, 2011 and March 31, 2011, also in support of various supply contracts.
     We had unused, unsecured lines of credit consisting of RMB 114.8 million (approximately $17.8 million) in China and €1.6 million (approximately $2.3 million) in Austria as of June 30, 2011. In July 2011, the Bank of China informed us that our unsecured credit line of approximately RMB 100.0 million (approximately $15.5 million), which expired in August 2011, would not be renewed. As of June 30, 2011, we had net borrowings on lines of credit outstanding of $4.6 million.
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
     On September 16, 2011, AMSC China filed a civil copyright infringement complaint in the Hainan Province No. 1 Intermediate People’s Court against Dalian Guotong Electric Co. Ltd. (“Guotong”), a supplier of power converter products to Sinovel, and Huaneng Hainan Power, Inc., a wind farm operator that has purchased Sinovel wind turbines containing Goutong power converter products. The application alleges that our PM1000 converters in certain Sinovel wind turbines have been replaced by converters produced by Guotong. Because the Guotong converters are being used in wind turbines containing our wind turbine control software, we believe that our copyrighted software is being infringed. We are seeking a cease and desist order with respect to the unauthorized use of our software, monetary damages for our economic losses (with respect to Guotong only) and reimbursement of all costs and reasonable expenses.
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
Primary market risk
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
     Foreign currency transaction gains included in net (loss) income were $1.2 million and $0.3 million for the three months ended June 30, 2011 and 2010, respectively.

ITEM 4.	CONTROLS AND PROCEDURES
   Overview
     Our management previously identified material weaknesses in internal control over financial reporting related to revenues and accounts receivable balances as fees were not fixed or determinable or collectability was not reasonably assured at the time revenue was recognized, which is described in our Annual Report on Form 10-K for the year ended March 31, 2011. During fiscal 2011 through the date of this filing, management has been focused on remediating these material weaknesses. The remediation process is ongoing but it is not yet complete. There was no change in internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The following discussion sets forth a summary of management’s evaluation of our disclosure controls and procedures as of June 30, 2011.
    Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2011 because of the previously identified material weaknesses in internal control over financial reporting discussed below.
     Notwithstanding the material weaknesses described below, management believes that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States (“GAAP”).
     This section of Item 4, “Controls and Procedures,” should be read in conjunction with Item 9A. “Controls and Procedures,” included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.
   Material Weaknesses
     As of June 30, 2011, the unremediated material weaknesses were as follows:
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

    Remediation of Material Weaknesses
We are in the process of remediating the above material weaknesses through the following initiatives:
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
    Changes in Internal Control over Financial Reporting
     Except as discussed above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     On September 16, 2011, AMSC China filed a civil copyright infringement complaint in the Hainan Province No. 1 Intermediate People’s Court against Dalian Guotong Electric Co. Ltd. (“Guotong”), a supplier of power converter products to Sinovel, and Huaneng Hainan Power, Inc., a wind farm operator that has purchased Sinovel wind turbines containing Goutong power converter products. The application alleges that our PM1000 converters in certain Sinovel wind turbines have been replaced by converters produced by Guotong. Because the Guotong converters are being used in wind turbines containing our wind turbine control software, we believe that our copyrighted software is being infringed. We are seeking a cease and desist order with respect to the unauthorized use of our software, monetary damages for our economic losses (with respect to Guotong only) and reimbursement of all costs and reasonable expenses.

ITEM 1A.	RISK FACTORS
     Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2011, which could materially affect our business, financial condition or future results. To the best of our knowledge, as of the date of this report there has been no material change in any risk factors described in our Annual Report on Form 10-K.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     In May 2011, in connection with the vesting of certain restricted stock awards issued to certain executive officers of the Company, these employees paid withholding taxes due by returning 23,861 shares valued at $0.3 million. The Company has recorded these shares as treasury stock as of June 30, 2011.

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

AMERICAN SUPERCONDUCTOR CORPORATION
Date: September 23, 2011	By:	/s/ David A. Henry
David A. Henry
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Retirement and Services Agreement, dated as of May 23, 2011, between the Registrant and Gregory J. Yurek (1)

10.2	Amended and Restated Executive Severance Agreement, dated as of May 24, 2011, between the Registrant and Daniel P. McGahn (2)

10.3	Letter Agreement, dated as of June 7, 2011, between the Registrant and The Switch Engineering Oy (3)

10.4	Amendment Agreement, dated June 29, 2011, by and among the Registrant and the shareholders of The Switch Engineering Oy (4)

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer—Certification pursuant to Rule13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Definition Linkbase Document.**

(1)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 24, 2011 (Commission file No. 000-19672).

(2)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 24, 2011 (Commission file No. 000-19672).

(3)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 13, 2011 (Commission file No. 000-19672).

(4)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2011 (Commission file No. 000-19672).

**	submitted electronically herewith
Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended June 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets as of June 30, 2011 and March 31, 2011, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended June 30, 2011 and 2010, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2011 and 2010, and (v) Notes to Condensed Consolidated Financial Statements.
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