Form 10-Q
period 2011-09-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2011-11-09
CIK 880807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Shares outstanding of the Registrant’s common stock:

Common Stock, par value $0.01 per share	51,421,143

Class	Outstanding as of November 1, 2011

AMERICAN SUPERCONDUCTOR CORPORATION
INDEX

Page No.
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements	3
Unaudited Condensed Consolidated Balance Sheets as of September 30, 2011 and March 31,2011	3

Unaudited Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2011 and 2010	4

Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended September 30, 2011 and 2010	5

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2011 and 2010	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	33

PART II—OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6. Exhibits	37

Signature	38
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

AMERICAN SUPERCONDUCTOR CORPORATION
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	March 31,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$93,511	$123,783
Marketable securities	5,378	116,126
Accounts receivable, net	18,150	15,259
Inventory	31,284	25,828
Prepaid expenses and other current assets	44,982	32,759
Restricted cash	8,261	5,566
Deferred tax assets	484	484

Total current assets	202,050	319,805

Property, plant and equipment, net	97,509	96,494
Intangibles, net	6,391	7,054
Restricted cash	1,113	—
Deferred tax assets	5,840	5,840
Other assets	12,825	12,016

Total assets	$325,728	$441,209

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$59,609	$90,273
Adverse purchase commitments	34,456	38,763
Deferred revenue	14,196	10,304
Deferred tax liabilities	5,840	5,840

Total current liabilities	114,101	145,180

Deferred revenue	1,904	2,181
Deferred tax liabilities	484	484
Other	1,012	509

Total liabilities	117,501	148,354

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock	515	507
Additional paid-in capital	891,845	885,704
Treasury stock	(271)	—
Accumulated other comprehensive income	2,699	3,817
Accumulated deficit	(686,561)	(597,173)

Total stockholders’ equity	208,227	292,855

Total liabilities and stockholders’ equity	$325,728	$441,209

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three months ended		Six months ended
	September 30		September 30,
	2011	2010	2011	2010
Revenues	$20,800	$98,073	$29,858	$195,283

Cost and operating expenses:
Cost of revenues	21,937	59,416	38,892	117,640
Research and development	7,276	7,857	15,411	15,192
Selling, general and administrative	17,560	17,346	39,550	32,529
Write-off of advance payment	20,551	—	20,551	—
Amortization of acquisition related intangibles	300	374	604	762
Restructuring and impairments	4,301	—	4,301	—

Total cost and operating expenses	71,925	84,993	119,309	166,123

Operating (loss) income	(51,125)	13,080	(89,451)	29,160
Interest income, net	2	191	243	367
Other income, net	355	2,448	920	2,618

Income (loss) before income tax expense	(50,768)	15,719	(88,288)	32,145

Income tax expense	941	7,880	1,100	15,137

Net (loss) income	$(51,709)	$7,839	$(89,388)	$17,008

Net (loss) income per common share
Basic	$(1.02)	$0.17	$(1.76)	$0.37

Diluted	$(1.02)	$0.17	$(1.76)	$0.37

Weighted average number of common shares outstanding
Basic	50,876	45,482	50,716	45,363

Diluted	50,876	46,217	50,716	46,099

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Three months ended		Six months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net (loss) income	$(51,709)	$7,839	$(89,388)	$17,008

Other comprehensive (loss) income, net of tax:
Foreign currency translation (losses) gains	(2,242)	16,506	(1,107)	4,171
Unrealized gains on cash flow hedges	—	1,463	—	1,319
Unrealized losses on investments	(20)	(33)	(11)	(55)

Total other comprehensive (loss) income, net of tax	(2,262)	17,936	(1,118)	5,435

Comprehensive (loss) income	$(53,971)	$25,775	$(90,506)	$22,443

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended September 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(89,388)	$17,008
Adjustments to reconcile net (loss) income to net cash used in operations:
Depreciation and amortization	6,670	5,428
Stock-based compensation expense	5,579	8,006
Provision for excess and obsolete inventory	1,503	580
Adverse purchase commitment losses, net	167	—
Allowance for doubtful accounts	—	(4)
Write-off of advance payment	20,551	—
Write-off of prepaid value added taxes	—	431
Restructuring charges	2,174	—
Impairment of long-lived assets	918	—
Deferred income taxes	—	(793)
Other non-cash items	1,792	1,107
Changes in operating asset and liability accounts:
Accounts receivable	(3,709)	(32,504)
Inventory	(6,800)	(10,348)
Prepaid expenses and other current assets	(12,529)	(6,620)
Accounts payable and accrued expenses	(37,633)	8,011
Deferred revenue	3,809	7,820

Net cash used in operating activities	(106,896)	(1,878)

Cash flows from investing activities:
Purchase of property, plant and equipment	(7,303)	(17,950)
Purchase of marketable securities	—	(25,283)
Proceeds from maturities of marketable securities	111,070	15,482
Change in restricted cash	(3,781)	253
Purchase of intangible assets	(768)	(1,615)
Purchase of minority investments	(1,800)	(8,000)
Advance payment for previously planned acquisition	(20,551)	—
Change in other assets	(639)	(182)

Net cash provided by (used in) investing activities	76,228	(37,295)

Cash flows from financing activities:
Payments in lieu of issuance of common stock for payroll taxes	(271)	—
Proceeds from exercise of employee stock options and ESPP	150	1,574

Net cash (used in) provided by financing activities	(121)	1,574

Effect of exchange rate changes on cash and cash equivalents	517	2,620

Net decrease in cash and cash equivalents	(30,272)	(34,979)
Cash and cash equivalents at beginning of period	123,783	87,594

Cash and cash equivalents at end of period	$93,511	$52,615

Supplemental schedule of cash flow information:
Cash paid for income taxes	18,147	$10,003
Non-cash contingent consideration in connection with acquisitions	—	6,925
Non-cash issuance of common stock	421	419
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the Business and Basis of Presentation
     American Superconductor Corporation (“AMSC” or the “Company”) was founded on April 9, 1987. The Company is a leading provider of megawatt-scale solutions that lower the cost of wind power and enhance the performance of the power grid. In the wind power market, the Company enables manufacturers to field wind turbines through its advanced engineering, support services and power electronics products. In the power grid market, the Company enables electric utilities and renewable energy project developers to connect, transmit and distribute power through its transmission planning services and power electronics and superconductor based products. The Company’s wind and power grid products and services provide exceptional reliability, security, efficiency and affordability to its customers.
     These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to those instructions. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended September 30, 2011 and 2010 and the financial position at September 30, 2011. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. Certain reclassifications of prior year amounts have been made to conform to current year presentation. These reclassifications had no effect on net income, cash flows from operating activities or stockholders’ equity.
     The Company operates its business in two market-facing business units: Wind and Grid. The Company believes this market-centric structure enables it to effectively anticipate and meet the needs of wind turbine manufacturers, power generation project developers and electric utilities.
•	Wind. Through its Windtec Solutions, the Wind business segment enables manufacturers to field wind turbines with exceptional power output, reliability and affordability. The Company licenses its highly engineered wind turbine designs, provides extensive customer support services and supplies advanced power electronics and control systems to wind turbine manufactures. The Company’s design portfolio includes a broad range of drive trains and power ratings up to 10 megawatts. The Company believes its unique engineering capabilities, ranging from bearings to advanced synchronous generators to blades, enables it to provide its partners with highly-optimized wind turbine platforms. Furthermore, these designs and support services typically lead to sales of its power electronics and software-based control systems, which are designed for optimized performance, efficiency and grid compatibility.

•	Grid. Through its Gridtec Solutions, the Grid business segment enables electric utilities and renewable energy project developers to connect, transmit and distribute power with exceptional efficiency, reliability and affordability. The Company provides transmission planning services that allows it to identify power grid congestion, poor power quality and other risks, which helps it determine how its solutions can improve network performance. These services often lead to sales of grid interconnection solutions for wind farms and solar power plants, power quality systems and transmission and distribution cable systems.
     On March 12, 2011, the Company entered into a Share Purchase Agreement, by and among the Company and the shareholders of The Switch Engineering Oy, a power technologies company headquartered in Finland (“The Switch”), which was amended on June 29, 2011 (as amended, the “Agreement”). Pursuant to the Agreement, the Company agreed to acquire all of the outstanding shares of The Switch. On October 28, 2011, the Company and The Switch entered into a termination agreement pursuant to which the parties mutually agreed to terminate the Agreement due to adverse market conditions for a financing required to fund the acquisition. Under the termination agreement, The Switch retained a $20.6 million advance payment as a break-up fee. As a result, the Company recorded a write-off of the advance payment during the three months ended September 30, 2011.
     At September 30, 2011, the Company had cash, cash equivalents, marketable securities and restricted cash of $108.3 million. The Company’s business plan anticipates a substantial decline in revenues and a substantial use of cash from operations in its fiscal year ending March 31, 2012, particularly in light of the difficult and uncertain current economic environment, particularly in China, the significant restructuring actions undertaken and the slowdown in the Chinese wind power market, which has accounted for more than two-thirds of the Company’s revenues in recent fiscal years. The Company’s plan includes a significant restructuring undertaken in August 2011, resulting in the elimination of approximately 150 positions worldwide. Since April 1, 2011, the Company has eliminated approximately 30% of its workforce and it expects to reduce annualized expenses by $30 million annually as a result of these reductions. The Company plans to continue to closely monitor its expenses and if required, will further reduce operating costs and capital spending to enhance liquidity. The Company believes that its available cash, together with additional reductions in operating costs and capital expenditures as necessary will be sufficient to fund its operations, capital expenditures and other cash requirements for at least the next twelve months. The Company’s long-term liquidity is dependent on its ability to profitably grow its revenues or raise additional capital as required. If necessary, the Company may seek financing through public or private equity offerings, debt financings, or other financing alternatives. However, there can be no assurance that financing will be available on acceptable terms or at all.
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
     The Company’s fiscal year begins on April 1 and ends on March 31. This document refers to fiscal 2011, which is defined as the period beginning on April 1, 2011 and concluding on March 31, 2012. The second quarter of fiscal 2011 began on July 1, 2011 and concluded on September 30, 2011.
2. Stock-Based Compensation
     The Company accounts for its stock-based compensation at fair value. The following table summarizes stock-based compensation expense by financial statement line item for the three months ended September 30, 2011 and 2010 (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2011	2010	2011	2010
Cost of revenues	$440	$452	$769	$835
Research and development	665	690	1,325	1,159
Selling, general and administrative	1,008	3,286	3,485	6,012

Total	$2,113	$4,428	$5,579	$8,006

     During the six months ended September 30, 2011, the Company granted approximately 785,000 and 387,000 shares of stock options and restricted stock, respectively, to employees under the 2007 Stock Incentive Plan. The restricted stock granted during the six months ended September 30, 2011 includes approximately 100,000 shares of performance-based restricted stock, which will vest upon achievement of certain financial performance measurements. The Company recognizes the fair value of the performance based awards over the estimated period of each award for which the achievement of the performance measures are probable to occur. The remaining shares granted vest upon the passage of time, generally three years. For awards that vest upon the passage of time, expense is being recorded over the vesting period.
     The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. The total unrecognized compensation cost for unvested outstanding stock options was $9.5 million as of September 30, 2011. This expense will be recognized over a weighted average expense period of approximately 2.4 years. The total unrecognized compensation cost for unvested outstanding restricted stock was $5.2 million as of September 30, 2011. This expense will be recognized over a weighted average expense period of approximately 1.9 years.

     The weighted-average assumptions used in the Black-Scholes valuation model for stock options granted during the three and six months ended September 30, 2011 and 2010 are as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2011	2010	2011	2010
Expected volatility	77.6%	61.5%	69.3%	65.6%
Risk-free interest rate	1.2%	1.6%	1.8%	2.1%
Expected life (years)	5.9	6.2	5.9	6.2
Dividend yield	None	None	None	None
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
     In conjunction with the departure of certain former executive officers, the Company agreed to modify certain vested awards by extending the period over which each former officer would be entitled to exercise stock options and accelerated the vesting of certain other outstanding awards. Accordingly, the Company recorded stock-based compensation expense related to these modifications of $0.3 million and $0.9 million in the three and six months ended September 30, 2011, respectively.
3. Computation of Net (Loss) Income per Common Share
     Basic net (loss) income per share (“EPS”) is computed by dividing net (loss) income by the weighted-average number of common shares outstanding for the period. Where applicable, diluted EPS is computed by dividing the net (loss) income by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. For the three and six months ended September 30, 2011 and 2010, common equivalent shares of 2.6 million shares and 1.3 million shares, respectively, and 2.6 million shares and 0.9 million shares, respectively, were not included in the calculation of diluted EPS as they were considered anti-dilutive.
     The following table reconciles the numerators and denominators of the earnings per share calculation for the three and six months ended September 30, 2011 and 2010 (in thousands, except per share data):

	Three months ended		Six months ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:

Net (loss) income	$(51,709)	$7,839	$(89,388)	$17,008

Denominator:
Weighted-average shares of common stock outstanding	51,232	45,694	51,090	45,597
Weighted-average shares subject to repurchase	(356)	(212)	(374)	(234)

Shares used in per-share calculation — basic	50,876	45,482	50,716	45,363

Dilutive effect of employee equity incentive plans	—	735	—	736

Shares used in per-share calculation — diluted	50,876	46,217	50,716	46,099

Net (loss) income per share — basic	$(1.02)	$0.17	$(1.76)	$0.37

Net (loss) income per share — diluted	$(1.02)	$0.17	$(1.76)	$0.37

4. Fair Value Measurements
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance related to disclosures of fair value measurements. The guidance requires gross presentation of activity within the Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements. It also clarifies two existing disclosure requirements on the level of disaggregation of fair value measurements and disclosures on inputs and valuation techniques. A change in the hierarchy of an investment from its current level will be reflected in the period during which the pricing methodology of such investment changes. Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 will be made in the event that the related security is significant to total cash and investments. The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended September 30, 2011.
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
     The following table provides the assets carried at fair value, measured as of September 30, 2011 and March 31, 2011 (in thousands):

	Total	Quoted Prices in	Using Significant Other	Using Significant
	Carrying	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2011:
Assets:
Cash equivalents	$58,360	$58,360	$—	$—
Short-term commercial paper	5,378	—	5,378	—

	Total	Quoted Prices in	Using Significant Other	Using Significant
	Carrying	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2011:
Assets:
Cash equivalents	$49,837	$49,837	$—	$—
Short-term government-backed securities	76,371	—	76,371	—
Short-term commercial paper	39,755	—	39,755	—
Derivatives	3,087	—	3,087	—
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
5. Accounts Receivable
     Accounts receivable consisted of the following (in thousands):

	September 30,	March 31,
	2011	2011
Accounts receivable (billed)	$15,398	$10,938
Accounts receivable (unbilled)	3,054	5,004
Less: Allowance for doubtful accounts	(302)	(683)

Accounts receivable, net	$18,150	$15,259

     The Company records bank acceptance notes receivable arranged with third-party financial institutions by certain customers to settle their transactions within prepaid expenses and other current assets. These notes are typically non-interest bearing and generally have maturities of less than six months. The carrying amount of notes receivable approximate their fair values. The Company had notes receivable outstanding of $2.4 million and $2.0 million as of September 30, 2011 and March 31, 2011, respectively.
6. Inventory
     The components of inventory are as follows (in thousands):

	September 30,	March 31,
	2011	2011
Raw materials	$18,683	$17,100
Work-in-process	3,711	2,432
Finished goods	6,738	3,915
Deferred program costs	2,152	2,381

Net inventory	$31,284	$25,828

     The Company recorded inventory writedowns of approximately $1.1 million and $1.5 million in the three and six months ended September 30, 2011.
     Deferred program costs as of September 30, 2011 and March 31 2011 primarily represent costs incurred on D-VAR turnkey projects and programs accounted for under contract accounting where the Company needs to complete development programs before revenue and costs will be recognized, respectively.

7. Product Warranty
     The Company generally provides a one to three-year warranty on its products, commencing upon installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.
     Product warranty activity was as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2011	2010	2011	2010
Balance at beginning of period	$7,334	$6,375	$7,907	$6,431
Change in accruals for warranties during the period	(69)	2,020	(474)	4,332
Settlements during the period	(210)	(1,021)	(378)	(3,389)

Balance at end of period	$7,055	$7,374	$7,055	$7,374

     The Company includes warranty period expirations as changes in accruals for warranties in the table above.
8. Income Taxes
     The Company recorded income tax expense of $0.9 million and $1.1 million for the three and six months ended September 30, 2011, respectively, and $7.9 million and $15.1 million for the three and six months ended September 30, 2010, respectively. The Company has provided a valuation allowance against all net deferred tax assets as of September 30, 2011, as it is more likely than not that its net deferred tax assets are not currently realizable due to the net operating losses incurred by the Company since its inception in the U.S. and the significant write-offs in the fiscal year ended March 31, 2011 and the losses that are forecasted in certain foreign jurisdictions in the future.
     During the three months ended September 30, 2011, the Company recorded additional income tax expense of $0.7 million for uncertain tax positions related to its Austrian subsidiary.
9. Restructuring and Impairments
     The Company accounts for charges resulting from operational restructuring actions in accordance with ASC Topic 420, Exit or Disposal Cost Obligations (“ASC 420”) and ASC Topic 712, Compensation—Nonretirement Postemployment Benefits (“ASC 712”). In accounting for these obligations, the Company is required to make assumptions related to the amounts of employee severance, benefits, and related costs and to the time period over which leased facilities will remain vacant, sublease terms, sublease rates and discount rates. Estimates and assumptions are based on the best information available at the time the obligation arises. These estimates are reviewed and revised as facts and circumstances dictate; changes in these estimates could have a material effect on the amount accrued on the consolidated balance sheet.
     The Company initiated a restructuring plan in August 2011 (the “2011 Plan”) to reorganize global operations, streamline various functions of the business, and reduce its global workforce to better reflect the demand for its products. The 2011 Plan resulted in a headcount reduction of approximately 150 employees. From April 1, 2011 through the date of this filing, the Company has reduced its global workforce by approximately 30%, which is expected to reduce expenses by approximately $30 million annually. During the three months ended September 30, 2011, the Company incurred costs associated with the workforce reduction which include employee separation costs consisting of severance pay, outplacement services, medical benefits, and other related benefits for the Company’s workforce. As a result, the Company recorded employee severance and benefit costs of $3.3 million. These charges are expected to be paid through fiscal 2012.
     In addition, during the three months ended September 30, 2011, the Company consolidated certain of its business operations to reduce overall facility costs. The consolidation plan entailed vacating approximately 8,937 square feet of occupied space in Klagenfurt, Austria. This facility closure was accounted for in accordance with ASC 420, pursuant to which the Company recorded a liability equal to the fair value of the remaining lease payments as of the cease-use date. Fair value was determined based upon the discounted present value of remaining lease rentals (using a discount rate of 10.1%) for the space no longer occupied, considering future estimated potential sublease income. As a result, the Company recorded facility exit costs of $0.1 million related to the remaining lease commitment on the leased space. These charges are expected to be paid through fiscal 2012. All restructuring charges discussed above are included within restructuring and impairments in the Company’s unaudited condensed consolidated statements of operations.

     The following table presents the restructuring charges and cash payments (in thousands):

	Severance pay	Facility
	and benefits	exit costs	Total
Accrued restructuring balance at April 1, 2011	$—	$—	$—
Charges to operations	3,256	127	3,383
Cash payments	(1,209)	—	(1,209)

Accrued restructuring balance at September 30, 2011	$2,047	$127	$2,174

     In addition, the Company recorded impairment charges of $0.9 million on long-lived assets for which there is no remaining future economic benefit as of September 30, 2011.
10. Commitments and Contingencies
   Commitments
     The Company periodically enters into non-cancelable purchase contracts in order to ensure the availability of materials to support production of its products. Purchase commitments represent enforceable and legally binding agreements with suppliers to purchase goods or services. Any commitments for products ordered but not yet received is included as purchase commitments in its contractual obligations table. The Company periodically assesses the need to provide for impairment on these purchase contracts and record a loss on purchase commitments when required. As of September 30, 2011, the Company has $34.5 million of adverse purchase commitments in excess of its estimated future demand from certain of its customers in China, which the Company has recorded as a liability. The Company recorded adverse purchase commitment recoveries of $0.9 million and losses of $0.2 million during the three and six months ended September 30, 2011, respectively. Adverse purchase commitment recoveries in the three months ended September 30, 2011 are as a result of reductions in commitments to purchase materials due to renegotiations with certain suppliers and are recorded against cost of revenues.
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
     Between April 6, 2011 and April 29, 2011, six putative securities class action complaints were filed against the Company and two of its officers in the United States District Court for the District of Massachusetts. On May 12, 2011, an additional complaint was filed against the Company, its officers and directors, and the underwriters who participated in its November 12, 2010 securities offering. On June 7, 2011, the United States District Court for the District of Massachusetts consolidated these actions under the caption Lenartz v. American Superconductor Corporation, et al. Docket No. 1:11-cv-10582-WGY. On June 16, 2011, the court appointed the law firm Robbins Geller Rudman & Dowd LLP as Lead Counsel and the Plumbers and Pipefitters National Pension Fund as Lead Plaintiff. On August 31, 2011, the Lead Plaintiff filed a consolidated amended complaint against the Company, its officers and directors, and the underwriters who participated in its November 12, 2010 securities offering, asserting claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934, as well as under sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The complaint alleges that during the relevant class period, the Company and its officers omitted to state material facts and made materially false and misleading statements relating to, among other things, its projected and recognized revenues and earnings, as well as its relationship with Sinovel Wind Group Co., Ltd. that artificially inflated the value of its stock price. The complaint further alleges that the Company’s November 12, 2010 securities offering contained untrue statements of material facts and omitted to state material facts required to be stated therein. The plaintiffs seek unspecified damages, rescindment of its November 12, 2010 securities offering, and an award of costs and expenses, including attorney’s fees.

     On April 27, 2011, a putative shareholder derivative complaint was filed against the Company (as a nominal defendant) and each of its current directors in Superior Court for the Commonwealth of Massachusetts, Worcester County. The case is captioned Segel v. Yurek, et al., Docket No. 11-0787. Between May 4, 2011 and June 17, 2011, four additional putative shareholder derivative complaints were filed in the United States District Court for the District of Massachusetts against the Company and certain of the its directors and officers. The cases are captioned Weakley v. Yurek, et al., Docket No. 1:11-cv-10784; Marlborough Family Revocable Trust v. Yurek, et al., Docket No. 1:11-cv-10825; Connors v. Yurek, et al., Docket No. 1:11-cv-10910; and Hurd v. Yurek, et al., Docket No. 1:11-cv-11102. On June 1, 2011, the plaintiff in Marlborough Family Revocable Trust v. Yurek, et al. moved to voluntarily dismiss its complaint and refiled its complaint in Superior Court for the Commonwealth of Massachusetts, Middlesex County, on June 3, 2011. The case is now captioned Marlborough Family Revocable Trust v. Yurek, et al., Docket No. 11-1961. The Superior Court in Worcester County granted the plaintiff’s motion to transfer in Segel v. Yurek et al. to the Superior Court for the Commonwealth of Massachusetts, Middlesex County on June 23, 2011, and that matter is now captioned Segel v. Yurek et al., Docket No. 11-2269. On July 5, 2011, the Weakley, Connors and Hurd actions were consolidated in United States District Court for the District of Massachusetts. That matter is now captioned In re American Superconductor Corporation Derivative Litigation, Docket No. 1:11-cv-10784. On June 1, 2011, the plaintiff in Marlborough Family Revocable Trust v. Yurek, et al. moved to voluntarily dismiss its complaint and, on June 3, 2011, refiled its complaint in Superior Court for the Commonwealth of Massachusetts, Middlesex County. The Superior Court in Worcester County granted the plaintiff’s motion to transfer in Segel v. Yurek et al. to the Superior Court for the Commonwealth of Massachusetts, Middlesex County on June 23, 2011. On September 7, 2011, the Marlborough and Segel actions were consolidated in Superior Court for the Commonwealth of Massachusetts, Middlesex County. The case is now captioned Marlborough Family Revocable Trust v. Yurek, et al., Docket No. 11-1961. The allegations of the derivative complaints mirror the allegations made in the putative class action complaints described above. The plaintiffs purport to assert claims against the director defendants for breach of fiduciary duty, abuse of control, gross mismanagement and corporate waste. The plaintiffs seek unspecified damages on behalf of the Company, as well as an award of costs and expenses, including attorney’s fees.
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
     On September 13, 2011, the Company commenced a series of legal actions in China against Sinovel Wind Group Co. Ltd. (“Sinovel”). The Company’s Chinese subsidiary, Suzhou AMSC Superconductor Co. Ltd., filed a claim for arbitration with the Beijing Arbitration Commission in accordance with the terms of the Company’s supply contracts with Sinovel. The case is captioned (2011) Jin Zhong An Zi No. 0693. On March 31, 2011, Sinovel refused to accept contracted shipments of 1.5 megawatt (MW) and 3 MW wind turbine core electrical components and spare parts that the Company was prepared to deliver. The Company alleges that these actions constitute material breaches of its contracts because Sinovel did not give it notice that it intended to delay deliveries as required under the contracts. Moreover, the Company alleges that Sinovel has refused to pay past due amounts for prior shipments of core electrical components and spare parts. The Company is seeking compensation for past product shipments (including interest) and monetary damages in the amount of approximately RMB 430 million ($67 million) due to Sinovel’s breaches of its contracts. The Company is also seeking specific performance of our existing contracts as well as reimbursement of all costs and reasonable expenses with respect to the arbitration. The value of the undelivered components under the existing contracts, including the deliveries refused by Sinovel in March 2011, amounts to approximately RMB 4.6 billion ($720 million).
     On October 8, 2011, Sinovel filed with the Beijing Arbitration Commission an application under the caption (2011) Jin Zhong An Zi No. 0693, for a counterclaim against the Company for breach of the same contracts under which the Company filed its original arbitration claim. Sinovel claimed, among other things, that the goods supplied by the Company do not conform to the standards specified in the contracts and claimed damages in the amount of approximately RMB 370 millon ($58 million). On October 17, 2011, Sinovel filed with the Beijing Arbitration Commission a request for change of counterclaim to increase its damage claim to approximately RMB 1 billion ($157 million). Deducting the RMB 430 million ($67 million) claimed by the Company, the net amount of damages claimed by Sinovel is approximately RMB 570 million ($89 million). The Company believes that Sinovel’s claims are without merit and it intends to defend these actions vigorously. Since the proceedings in this matter are in relatively early stages, the Company cannot reasonably estimate possible losses or range of losses at this time.
     The Company also submitted a civil action application to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Yi Zhong Min Chu Zi No. 15524, against Sinovel for software copyright infringement on September 13, 2011. The application alleges Sinovel’s unauthorized use of portions of the Company’s wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines and the binary code, or upper layer, of the Company’s software for the PM3000 power converters in 1.5MW wind turbines. In July 2011, a former employee of the Company’s AMSC Windtec GmbH subsidiary was arrested in Austria on charges of economic espionage and fraudulent manipulation of data. In September 2011, the former employee pled guilty to the charges, and he is currently serving a prison sentence. As a result of the Company’s internal investigation and a criminal investigation conducted by Austrian authorities, the Company believes that this former employee was contracted by Sinovel through an intermediary while employed by the Company and improperly obtained and transferred to Sinovel portions of its wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines. Moreover, the Company believes the former employee illegally used source code to develop for Sinovel a software modification to circumvent the encryption and remove technical protection measures on the PM3000 power converters in 1.5MW wind turbines in the field. The Company is seeking a cease and desist order with respect to the unauthorized copying, installation and use of its software, monetary damages of approximately RMB 38 million ($6 million) for our economic losses and reimbursement of all costs and reasonable expenses. The court has accepted the case, which was necessary in order for the case to proceed.
     The Company submitted a civil action application to the Beijing Higher People’s Court against Sinovel and certain of its employees for trade secret infringement on September 13, 2011 under the caption (2011) Gao Min Chu Zi No. 4193. The application alleges the defendants’ unauthorized use of portions of the Company’s wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines as described above with respect to the Copyright Action. The Company is seeking monetary damages of RMB 2.9 billion ($453 million) for the trade secret infringement as well as reimbursement of all costs and reasonable expenses. The court has accepted the case, which was necessary in order for the case to proceed.
     On September 16, 2011, the Company filed a civil copyright infringement complaint in the Hainan Province No. 1 Intermediate People’s Court against Dalian Guotong Electric Co. Ltd. (“Guotong”), a supplier of power converter products to Sinovel, and Huaneng Hainan Power, Inc., a wind farm operator that has purchased Sinovel wind turbines containing Goutong power converter products. The case is captioned (2011) Hainan Yi Zhong Min Chu Zi No. 62. The application alleges that the Company’s PM1000 converters in certain Sinovel wind turbines have been replaced by converters produced by Guotong. Because the Guotong converters are being used in wind turbines containing the Company’s wind turbine control software, the Company believes that its copyrighted software is being infringed. The Company is seeking a cease and desist order with respect to the unauthorized use of its software, monetary damages of RMB 1.2 million ($0.2 million) for its economic losses (with respect to Guotong only) and reimbursement of all costs and reasonable expenses. The court has accepted the case, which was necessary in order for the case to proceed. In addition, upon the request of the defendant Huaneng Hainan Power, Inc, Sinovel has been added by the court to this case as a defendant.
     Ghodawat Energy Pvt Ltd (“Ghodawat”), a company registered in India carrying on the business of wind power development, lodged a Request for Arbitration with the Secretariat of the ICC International Court of Arbitration on May 12, 2011 and named AMSC Windtec GmbH (“AMSC Windtec”) as the Respondent. Under the Request for Arbitration, Ghodawat alleges that AMSC Windtec breached an agreement dated March 19, 2008 pursuant to which AMSC Windtec granted a license to Ghodawat to manufacture, use, sell, market, erect, commission and maintain certain wind turbines using its technical information and wind turbine design (the “License Agreement”). Under the Request for Arbitration, Ghodawat’s claims in this arbitration amount to approximately €18 million ($24 million). AMSC Windtec filed an Answer to Request for Arbitration and Counterclaim (“Answer and Counterclaim”), in which AMSC Windtec denied Ghodawat’s claims in their entirety. AMSC Windtec has also submitted counterclaims under the License Agreement against Ghodawat in the amount of approximately €6 million ($9 million). Ghodawat has filed a Reply to Answer to Request for Arbitration and Counterclaim in which it denies AMSC Windtec’s counterclaims. The arbitration proceedings are currently ongoing. The Company has recorded a loss contingency based on its assessment of probable losses on this claim, however this amount is immaterial to its consolidated financial statements.

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
     As of September 30, 2011, the Company had seven performance bonds in support of customer contracts to guarantee supply of core components and software. The total value of the outstanding performance bonds is $1.8 million with various expiration dates through March 2014. In the event that the payment is made in accordance with the requirements of any of these performance bonds, the Company would record the payment as an offset to revenue.
     At September 30, 2011, the Company had $8.3 million of restricted cash included in current assets. At September 30, 2011, the Company had $1.1 million of restricted cash included in long-term assets. These amounts included in restricted cash represent deposits to secure letters of credit for various supply contracts. These deposits are held in an interest bearing account. The Company had an additional $2.2 million in unsecured letters of credit at September 30, 2011 in support of various supply contracts.
     The Company had unused, unsecured lines of credit consisting of RMB 17.6 million (approximately $2.7 million) in China and €1.6 million (approximately $2.2 million) in Austria as of September 30, 2011. During the three months ended September 30, 2011, the Company’s unsecured credit line with the Bank of China expired and it repaid borrowings on lines of credit of $4.6 million and there were no borrowings outstanding as of September 30, 2011.
11. Equity Investments
   Investment in Tres Amigas
     On October 9, 2009, the Company made an investment in Tres Amigas LLC, (“Tres Amigas”), a merchant transmission company, for $1.8 million, consisting of $0.8 million in cash and $1.0 million in AMSC common stock. On January 6, 2011 and May 20, 2011, the Company increased its minority position in Tres Amigas by an additional $1.8 million on each date. As of September 30, 2011, the Company holds a 37% ownership interest.
     The Company has determined that Tres Amigas is a variable interest entity (“VIE”) and that the Company is not the primary beneficiary of the VIE. Therefore, the Company has not consolidated Tres Amigas as of September 30, 2011. The investment is carried at the acquisition cost, plus the Company’s equity in undistributed earnings or losses. The Company’s maximum exposure to loss is limited to the Company’s recorded investment in this VIE. The Company’s investment in Tres Amigas is included in other assets on the consolidated balance sheet and the equity in undistributed losses of Tres Amigas is included in other income, net, on the consolidated statements of operations.
     The net investment activity for the six months ended September 30, 2011 is as follows (in thousands):

Balance at April 1, 2011	$3,026
Purchase of minority investment	1,800
Minority interest in net losses	(428)

Balance at September 30, 2011	$4,398

     Investment in Blade Dynamics Ltd.
     On August 12, 2010, the Company acquired (through its Austrian subsidiary), a minority ownership position in Blade Dynamics Ltd. (“Blade Dynamics”), a designer and manufacturer of advanced wind turbine blades based on proprietary materials and structural technologies, for $8.0 million in cash. The Company uses the equity method of accounting for this investment since it does not have a controlling ownership interest in the operating and financial policies of Blade Dynamics. As such, the investment is carried at the acquisition cost, plus the Company’s equity in undistributed earnings or losses. The Company’s investment is included in other assets on the unaudited condensed consolidated balance sheet and the minority interest in net losses of Blade Dynamics is included in other income, net, on the unaudited condensed consolidated statements of operations. As of September 30, 2011, the Company holds a 25% ownership interest. The net investment activity for the six months ended September 30, 2011 is as follows (in thousands):

Balance at April 1, 2011	$7,903
Minority interest in net losses	(924)
Net foreign exchange rate impact	(238)

Balance at September 30, 2011	$6,741

12. Business Segments
     Business segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in assessing performance and deciding how to allocate resources.
     The Company operates its business into two market-facing business units: Wind and Grid. The Company believes this market-centric structure enables it to more effectively anticipate and meet the needs of wind turbine manufacturers, power generation project developers and electric utilities.
•	Wind. Through its Windtec Solutions, the Wind business segment enables manufacturers to field wind turbines with exceptional power output, reliability and affordability. The Company licenses its highly engineered wind turbine designs, provides extensive customer support services and supplies advanced power electronics and control systems to wind turbine manufactures. The Company’s design portfolio includes a broad range of drive trains and power ratings up to 10 megawatts. The Company believes its unique engineering capabilities, ranging from bearings to advanced synchronous generators to blades, enables it to provide its partners with highly-optimized wind turbine platforms. Furthermore, these designs and support services typically lead to sales of its power electronics and software-based control systems, which are designed for optimized performance, efficiency and grid compatibility.

•	Grid. Through its Gridtec Solutions, the Grid business segment enables electric utilities and renewable energy project developers to connect, transmit and distribute power with exceptional efficiency, reliability and affordability. The Grid business unit provides transmission planning services that allow us to identify power grid congestion, poor power quality and other risks, which helps the Company determine how its solutions can improve network performance. These services often lead to sales of grid interconnection solutions for wind farms and solar power plants, power quality systems and transmission and distribution cable systems.
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

     The operating results for the two business segments are as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Wind	$13,449	$89,316	$17,712	$172,323
Grid	7,351	8,757	12,146	22,960

Total	$20,800	$98,073	$29,858	$195,283

	Three months ended		Six months ended
	September 30,		September 30,
	2011	2010	2011	2010
Operating (loss) income:
Wind	($16,336)	$32,655	($40,705)	$63,994
Grid	($7,645)	($15,213)	($18,197)	($26,998)
Unallocated corporate expenses	($27,144)	($4,362)	($30,549)	($7,836)

Total	($51,125)	$13,080	($89,451)	$29,160

     The accounting policies of the business segments are the same as those for the consolidated Company. The Company’s business segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measures are segment revenues and segment operating (loss) income. The disaggregated financial results of the segments reflect allocation of certain functional expense categories consistent with the basis and manner in which Company management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. In addition, certain corporate expenses which the Company does not believe are specifically attributable or allocable to either of the two business segments have been excluded from the segment operating (loss) income.
     Unallocated corporate expenses primarily consist of the write-off of an advance payment to The Switch of $20.6 million and restructuring and impairment charges of $4.3 million for the three and six months ended September 30, 2011 and stock-based compensation expense of $2.1 million and $5.6 million for the three and six months ended September 30, 2011, respectively. Unallocated corporate expenses primarily consist of stock-based compensation expense of $4.3 million and $7.8 million for the three and six months ended September 30, 2010, respectively.
     Total assets for the two business segments are as follows (in thousands):

	September 30,	March 31,
	2011	2011
Wind	$113,092	$145,464
Grid	72,303	67,081
Corporate assets	140,333	228,664

Total	$325,728	$441,209

     The following table sets forth customers who represented 10% or more of the Company’s total revenues:

	Three months ended		Six months ended
	September 30,		September 30,
	2011	2010	2011	2010
Inox Wind, Ltd.	24%	<10%	17%	<10%
Doosan Heavy Industries & Construction Co Ltd.	17%	<10%	16%	<10%
Dongfang Electric Machinery Co.	11%	—%	<10%	—%
Sinovel Wind Co., Ltd	—%	82%	—%	77%
13. Recent Accounting Pronouncements
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
14. Subsequent Events
     The Company has performed an evaluation of subsequent events through the time of filing this Quarterly Report on Form 10-Q with the SEC, and has determined that there are no such events that are required to be disclosed.

AMERICAN SUPERCONDUCTOR CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that relate to future events or conditions, including without limitation, the statements in Part II, “Item 1A. Risk Factors” and in Part I under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects or our prospective results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain. There are a number of important factors that could materially impact the value of our common stock or cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include: a significant portion of our revenues has been derived from Sinovel Wind Group Co. Ltd., (“Sinovel”), which has stopped accepting scheduled deliveries and refused to pay amounts outstanding; the disruption in our relationship with Sinovel has materially and adversely affected our business and results of operations and if, as we expect, Sinovel continues to refuse to accept shipments from us, our business and results of operations will be further materially and adversely affected; we have a history of operating losses, and we may incur additional losses in the future; our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter; adverse changes in domestic and global economic conditions could adversely affect our operating results; changes in exchange rates could adversely affect our results from operations; we have identified material weaknesses in our internal control over financial reporting and if we fail to remediate these weaknesses and maintain proper and effective internal controls over financial reporting, our ability to produce accurate and timely financial statements could be impaired and may lead investors and other users to lose confidence in our financial data; if we fail to implement our business strategy successfully, our financial performance could be harmed; we may not realize all of the sales expected from our backlog of orders and contracts; many of our revenue opportunities are dependent upon subcontractors and other business collaborators; our products face intense competition, which could limit our ability to acquire or retain customers; our success is dependent upon attracting and retaining qualified personnel and our inability to do so could significantly damage our business and prospects; we may acquire additional complementary businesses or technologies, which may require us to incur substantial costs for which we may never realize the anticipated benefits; our international operations are subject to risks that we do not face in the United States, which could have an adverse effect on our operating results; we depend on sales to customers in China, and global conditions could negatively affect our operating results or limit our ability to expand our operations outside of China; changes in China’s political, social, regulatory and economic environment may affect our financial performance; many of our customer relationships outside of the United States are, either directly or indirectly, with governmental entities, and we could be adversely affected by violations of the United States Foreign Corrupt Practices Act and similar worldwide anti-bribery laws outside the United States; we rely upon third party suppliers for the components and subassemblies of many of our Wind and Grid products, making us vulnerable to supply shortages and price fluctuations, which could harm our business; we are becoming increasingly reliant on contracts that require the issuance of performance bonds; problems with product quality or product performance may cause us to incur warranty expenses and may damage our market reputation and prevent us from achieving increased sales and market share; our success in addressing the wind energy market is dependent on the manufacturers that license our designs; growth of the wind energy market depends largely on the availability and size of government subsidies and economic incentives; there are a number of technological challenges that must be successfully addressed before our superconductor products can gain widespread commercial acceptance, and our inability to address such technological challenges could adversely affect our ability to acquire customers for our products; we have not manufactured our Amperium wire in commercial quantities, and a failure to manufacture our Amperium wire in commercial quantities at acceptable cost and quality levels would substantially limit our future revenue and profit potential; the commercial uses of superconductor products are limited today, and a widespread commercial market for our products may not develop; we have limited experience in marketing and selling our superconductor products and system-level solutions, and our failure to effectively market and sell our products and solutions could lower our revenue and cash flow; our contracts with the U.S. government are subject to audit, modification or termination by the U.S. government and include certain other provisions in favor of the government; the continued funding of such contracts remains subject to annual congressional appropriation which, if not approved, could reduce our revenue and lower or eliminate our profit; we may be unable to adequately prevent disclosure of trade secrets and other proprietary information; we have filed a demand for arbitration and other lawsuits against Sinovel regarding amounts we contend are due and owing and are in dispute; Sinovel has filed a counterclaim in the arbitration claiming damages; we cannot be certain as to the outcome of the proceedings against Sinovel; we have been named as a party to purported stockholder class actions and shareholder derivative complaints, and we may be named in additional litigation, all of which will require significant management time and attention, result in significant legal expenses and may result in an unfavorable outcome, which could have a material adverse effect on our business, operating results and financial condition; our technology and products could infringe intellectual property rights of others, which may require costly litigation and, if we are not successful, could cause us to pay substantial damages and disrupt our business; our patents may not provide meaningful protection for our technology, which could result in us losing some or all of our market position; third parties have or may acquire patents that cover the materials, processes and technologies we use or may use in the future to manufacture our Amperium products, and our success depends on our ability to license such patents or other proprietary rights; and our common stock has experienced, and may continue to experience, significant market price and volume fluctuations, which may prevent our stockholders from selling our common stock at a profit and could lead to costly litigation against us that could divert our management’s attention. These and the important factors discussed under the caption “Risk Factors” in Part II. Item 1A and Part 1. Item 1A of our Form 10-K for the fiscal year ended March 31, 2011, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Any such forward-looking statements represent management’s estimates as of the date of this Quarterly Report on Form 10-Q. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
     AMSC, American Superconductor, Amperium, dSVC, DataPark, D-VAR, D-VAR-RT, FaultBlocker, Gridtec Solutions, PowerModule, PowerPipelines, PQ-IVR, SafetyLock, SeaTitan, SolarTie, SuperGEAR, Wind-RT, Windtec, Windtec Solutions, wtCMS, wtSCADA, wtWPC, and “smarter, cleaner ... better energy,” are trademarks or registered trademarks of American Superconductor Corporation or its subsidiaries. All other brand names, product names, trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.
Executive Overview
     American Superconductor Corporation (“AMSC”) was founded in 1987. We are a leading provider of megawatt-scale solutions that lower the cost of wind power and enhance the performance of the power grid. In the wind power market, we enable manufacturers to field wind turbines through our advanced engineering, support services and power electronics products. In the power grid market, we enable electric utilities and renewable energy project developers to connect, transmit and distribute power through our transmission planning services and power electronics and superconductor based products. Our wind and power grid products and services provide exceptional reliability, security, efficiency and affordability to our customers.
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
     We operate our business in two market-facing business units: Wind and Grid. We believe this market-centric structure enables us to more effectively anticipate and meet the needs of wind turbine manufacturers, power generation project developers and electric utilities.
•	Wind. Through our Windtec Solutions, our Wind business segment enables manufacturers to field wind turbines with exceptional power output, reliability and affordability. We license our highly engineered wind turbine designs, provide extensive customer support services and supply advanced power electronics and control systems to wind turbine manufactures. Our design portfolio includes a broad range of drive trains and power ratings up to 10 megawatts. We believe our unique engineering capabilities, ranging from bearings to advanced synchronous generators to blades, enables us to provide our partners with highly-optimized wind turbine platforms. Furthermore, these designs and support services typically lead to sales of our power electronics and software-based control systems, which are designed for optimized performance, efficiency and grid compatibility.

•	Grid. Through our Gridtec Solutions, our Grid business segment enables electric utilities and renewable energy project developers to connect, transmit and distribute power with exceptional efficiency, reliability and affordability. We provide transmission planning services that allow us to identify power grid congestion, poor power quality and other risks, which help us determine how our solutions can improve network performance. These services often lead to sales of grid interconnection solutions for wind farms and solar power plants, power quality systems and transmission and distribution cable systems.
     Our fiscal year begins on April 1 and ends on March 31. This document refers to fiscal 2011, which is defined as the period beginning on April 1, 2011 and concluding on March 31, 2012. The second quarter of fiscal 2011 began on July 1, 2011 and concluded on September 30, 2011.
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
     As of September 30, 2011 and March 31, 2011, we had backlog of approximately $298.2 million and $228.4 million, respectively, excluding Sinovel. On March 31, 2011, Sinovel refused to accept contracted shipments of 1.5-MW and 3-MW wind turbine core electrical components and spare parts that we were prepared to deliver. As a result, we have not made shipments to Sinovel since February 2011. Additionally, we are pursuing litigation against Sinovel for the theft of our intellectual property (as discussed below). Consequently, our reported backlog excludes purchase contracts with Sinovel.
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
     While we have had several discussions with Sinovel since March 31, 2011, as of the date of this filing, we have not received payment for any outstanding receivables nor have we been notified as to when, if ever, they will accept contracted shipments that were scheduled for delivery after March 31, 2011. Additionally, based in part upon evidence obtained through an internal investigation and a criminal investigation conducted by Austrian authorities regarding the actions of a former employee of our AMSC Windtec subsidiary, we believe that Sinovel illegally obtained and used our intellectual property in violation of civil and criminal intellectual property laws. In July 2011, the former employee was arrested in Austria and in September 2011, pled guilty to charges of economic espionage and fraudulent manipulation of data. The evidence presented during the court hearing showed that this former employee was contracted by Sinovel through an intermediary while employed by us and improperly obtained and transferred to Sinovel portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines. Except for portions of this 1.5MW wind turbine software, we do not believe that the source code for any other turbines, such as the 3MW, 5MW and 6MW wind turbines that were designed by and co-developed with us have been transferred to Sinovel. Moreover, we believe the evidence shows this former employee illegally used source code to develop for Sinovel a software modification to circumvent the encryption and remove technical protection measures on the PM3000 power converters in 1.5MW wind turbines in the field. We believe that only the binary code, or upper layer, of the PM3000 software developed to circumvent the encryption and remove technical protection measures was transferred to Sinovel. We do not believe that any PM3000 source code was transferred to Sinovel. These actions potentially enable Sinovel to deploy, independent of us, wind turbine control software, including a low voltage ride through solution, on all of its 1.5MW wind turbines in the field. In addition, by having the wind turbine control source code, Sinovel could potentially modify the source code to allow the use of core electrical components, including power converters, from other manufacturers.
     On September 13, 2011, we commenced a series of legal actions in China against Sinovel. We filed a claim for arbitration in Beijing, China to compel Sinovel to pay us for past product shipments and to accept all contracted but not yet delivered core electrical components and spare parts under all existing contracts with us. The arbitration claim was filed with the Beijing Arbitration Commission in accordance with the terms of our supply contracts with Sinovel. We have also filed civil and criminal complaints against Sinovel. On September 16, 2011, we filed a civil complaint in China against Dalian

Guotong Electric, Co., Ltd. and other parties. The complaints allege the illegal use of our intellectual property. We are seeking to compel Sinovel and the other parties to cease and desist from infringing our intellectual property and are also seeking monetary damages to compensate us for our economic losses resulting from the infringement.
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
Results of Operations
Three and six months ended September 30, 2011 compared to the three and six months ended September 30, 2010
     Beginning on April 1, 2011, management revised its reportable business segments into Wind and Grid as a result of changes in the manner in which we disaggregate the Company’s operations for making operating decisions and assessing performance of our business segments. Previously, we had two reportable business segments, AMSC Power Systems and AMSC Superconductors. All prior period segment disclosures have been revised to conform to management’s current view of its business segments.
     As discussed above, the disruption in our relationship with Sinovel has materially and adversely affected our business and results of operations. Because Sinovel has accounted for more than two-thirds of our revenues over each of the past three fiscal years, we experienced significantly lower revenues and significant operating losses during the three and six months ended September 30, 2011. Revenues to Sinovel represented 82% and 77% of total revenues for the three and six months ended September 30, 2010, respectively. Since no cash payments were made by Sinovel in the three and six months ended September 30, 2011, no revenue was recognized from Sinovel in the three and six months ended September 30, 2011.
Revenues
     Total revenues decreased by 79% and 85% to $20.8 million and $29.9 million for the three and six months ended September 30, 2011, respectively, compared to $98.1 million and $195.3 million for the three and six months ended September 30, 2010, respectively. Our revenues are summarized as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Wind	$13,449	$89,316	$17,712	$172,323
Grid	7,351	8,757	12,146	22,960

Total	$20,800	$98,073	$29,858	$195,283

     Our Wind business unit accounted for 65% and 59% of total revenues for the three and six months ended September 30, 2011, respectively, compared to 91% and 88% for the three and six months ended September 30, 2010. Revenues in the Wind business unit decreased 85% and 90% to $13.5 million and $17.7 million in the three and six months ended September 30, 2011, respectively, from $89.3 million and $172.3 million in the three and six months ended September 30, 2010, respectively. The decrease in Wind business unit revenues was primarily due to the disruption in our relationship with Sinovel, as described above.
     Our Grid business unit accounted for 35% and 41% of total revenues for the three and six months ended September 30, 2011, respectively, compared to 9% and 12% for the three and six months ended September 30, 2010. Revenues in the Grid business unit decreased 16% and 47% to $7.4 million and $12.1 million in the three and six months ended September 30, 2011, respectively, from $8.8 million and $23.0 million in the three and six months ended September 30, 2010, respectively.

The decrease in Grid business unit revenues for the three months ended September 30, 2011 was due primarily to reduced HTS product sales, partially offset by higher D-VAR product sales. The decrease in Grid business unit revenues for the six months ended September 30, 2011 was due primarily to reduced D-VAR and HTS product sales.
     Revenues from significant government-funded contracts are summarized as follows (in thousands):

		Revenue earned	Three months ended		Six months ended
	Expected total	through	September 30,		September 30,
Project name	contract value	September 30, 2011	2011	2010	2011	2010
HYDRA	$24,908	$11,249	$286	$388	$697	$509
LIPA I and II	40,141	39,784	74	1,366	1,383	2,148
DOE-FCL	7,898	6,867	82	416	314	987
NAVSEA Motor Study	6,511	6,492	—	42	—	149

Total	$79,458	$64,392	$442	$2,212	$2,394	$3,793

     These significant projects represented 6% and 20% of the Grid business unit revenues for the three and six months ended September 30, 2011, respectively, compared to 25% and 17% for the three and six months ended September 30, 2010, respectively.
     Project HYDRA is a contract with Consolidated Edison, Inc. which is being partially funded by the U.S. Department of Homeland Security (“DHS”). DHS is expected to invest up to a total of $24.9 million in the development of a new high temperature superconductor power grid technology called FaultBlocker™ cable systems. FaultBlocker cable systems are designed to utilize customized Amperium™ HTS wires, and ancillary controls to deliver more power through the grid while also being able to suppress power surges that can disrupt service. On September 15, 2011, the DHS committed an additional $3.0 million in funding on Project HYDRA. Of the total $24.9 million in funding expected from DHS, it has committed funding of $15.6 million to us as of September 30, 2011. Consolidated Edison and Southwire Company are subcontractors to us on this project.
     LIPA II is a project to install an HTS power cable utilizing our Amperium™ wire for the Long Island Power Authority. DOE-FCL is a project to develop and demonstrate a transmission voltage SuperLimiter fault current limiter (“FCL”). The NAVSEA Motor Study is a project designed to test the 36.5 MW superconductor motor developed for the U.S. Navy.
     Based on the average Euro and Renminbi exchange rates for the second quarter of fiscal 2011, revenues denominated in these foreign currencies translated into U.S. dollars were $0.2 million higher compared to the translation of these revenues using the average exchange rates of these currencies for the second quarter of fiscal 2010.
     The following table sets forth customers who represented 10% or more of the Company’s total revenues:

	Three months ended		Six months ended
	September 30,		September 30,
	2011	2010	2011	2010
Inox Wind, Ltd.	24%	<10%	17%	<10%
Doosan Heavy Industries & Construction Co Ltd.	17%	<10%	16%	<10%
Dongfang Electric Machinery Co.	11%	—%	<10%	—%
Sinovel Wind Co., Ltd	—%	82%	—%	77%
Cost of Revenues and Gross Margin
     Cost of revenues decreased by 63% and 67% to $21.9 million and $38.9 million for the three and six months ended September 30, 2011, compared to $59.4 million and $117.6 million for the three and six months ended September 30, 2010. Gross margin was (5.5%) and (30.3%) for the three and six months ended September 30, 2011, respectively, compared to 39.4% and 39.8% for the three and six months ended September 30, 2010, respectively. The decrease in gross margin and cost of revenues in the three and six months ended September 30, 2011 as compared to the same period in fiscal 2010 was a result of lower sales due to the disruption in our relationship with Sinovel and unabsorbed fixed overhead due to idle capacity. This is expected to improve in the future quarters as the wind market in China recovers.

     Based on the average Euro and Renminbi exchange rates for the second quarter of fiscal 2011, cost of revenues denominated in these foreign currencies translated into U.S. dollars was $0.5 million higher compared to the translation of cost of revenues using the average exchange rates of these currencies for the second quarter of fiscal 2010.
Operating Expenses
Research and development
     A portion of our R&D expenditures related to externally funded development contracts has been classified as cost of revenues (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost-sharing funding. Our R&D expenditures are summarized as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2011	2010	2011	2010
R&D expenses per condensed consolidated statements of operations	$7,276	$7,857	$15,411	$15,192
R&D expenditures reclassified as cost of revenues	3,263	2,510	7,303	5,879
R&D expenditures offset by cost-sharing funding	46	133	81	274

Aggregated R&D expenses	$10,585	$10,500	$22,795	$21,345

     R&D expenses (exclusive of amounts classified as cost of revenues and amounts offset by cost-sharing funding) decreased by 7% to $7.3 million from $7.9 million for the three months ended September 30, 2011 and increased 1% to $15.4 million from $15.2 million for the six months ended September 30, 2011. Lower R&D expenditures for the three months ended September 30, 2011 was primarily due to the impact of our cost reduction activities. Higher R&D expenditures for the six months ended September 30, 2011 was primarily due to increased spending in the first quarter to support new product development in our Wind segment, partially offset by savings from cost reduction activities in the second quarter of fiscal 2011. The increase in R&D expenditures reclassified to costs of revenue was a result of increased efforts under license and development contracts for wind turbine designs compared to the prior year. Aggregated R&D expenses, which include amounts classified as cost of revenues and amounts offset by cost-sharing funding, increased 1% and 7% to $10.6 million and $22.8 million, or 51% and 76% of revenues for the three and six months ended September 30, 2011, respectively, compared to $10.5 million and $21.3 million, or 11% of revenues, for each of the three and six months ended September 30, 2010, respectively. Growth in R&D expenses is expected to moderate going forward as a result of the restructuring actions undertaken in fiscal 2011.
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
Selling, general, and administrative
     SG&A expenses increased by 1% and 22% to $17.6 million and $39.6 million, or 84% and 132% of revenues, for the three and six months ended September 30, 2011, respectively, from $17.3 million and $32.5 million, or 18% and 17% of revenues, for each of the three and six months ended September 30, 2010, respectively. The increases in SG&A expenses were due primarily to increases in legal fees associated with ongoing litigation as discussed in Part II, Item 1, “Legal Proceedings,” of this Quarterly Report on Form 10-Q. During the three and six months ended September 30, 2011, we incurred $3.3 million in legal fees related to Sinovel litigation. Higher legal expenses are expected for the next several quarters as we expect to continue pursuing litigation against Sinovel.
Write-off of advance payment
     In October 2011, we terminated our previously planned acquisition of The Switch due to adverse market conditions for a financing required to fund the acquisition. As a result, The Switch retained a $20.6 million advance payment as a break-up fee, and we recorded a write-off of the advance payment during the three months ended September 30, 2011.

Amortization of acquisition related intangibles
     We recorded amortization expense related to our core technology and know-how, trade names and trademark intangible assets of $0.3 million and $0.6 million in the three and six months ended September 30, 2011, respectively, compared to $0.4 million and $0.8 million in the three months ended September 30, 2010. These intangible assets are primarily a result of our AMSC Windtec acquisition.
Restructuring and impairments
     We recorded restructuring and impairment charges of $4.3 million in the three and six months ended September 30, 2011. These amounts consist primarily of employee severance and benefit costs of $3.3 million related to the August 2011 restructuring plan, facility exit costs of $0.1 million associated with portions of the leased space in Klagenfurt, Austria, and impairment charges of $0.9 million on long-lived assets for which there is no remaining future economic benefit as of September 30, 2011.
Operating (loss) income
     Our operating (loss) income is summarized as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2011	2010	2011	2010
Operating (loss) income:
Wind	$(16,336)	$32,655	$(40,705)	$63,994
Grid	$(7,645)	$(15,213)	$(18,197)	$(26,998)
Unallocated corporate expenses	$(27,144)	$(4,362)	$(30,549)	$(7,836)

Total	$(51,125)	$13,080	$(89,451)	$29,160

     Operating (loss) income for the Wind business unit decreased to an operating loss of $16.3 million and $40.7 million in the three and six months ended September 30, 2011, respectively, from an operating income of $32.7 million and $64.0 million in the three and six months ended September 30, 2010, respectively. The decrease in Wind business unit operating income was primarily due to the disruption in our relationship with Sinovel, as described above.
     Operating (loss) income for the Grid business unit decreased to an operating loss of $7.6 million and $18.2 million in the three and six months ended September 30, 2011, respectively, from an operating loss of $15.2 million and $27.0 million in the three and six months ended September 30, 2010, respectively. The decrease in Grid business unit operating loss was primarily due to lower operating expenses as a result of the reductions in force, reduced discretionary spending and changes to corporate allocations, partially offset by reduced DVAR revenues.
     Unallocated corporate expenses primarily consist of the write-off of an advance payment to The Switch of $20.6 million and restructuring and impairment charges of $4.3 million for the three and six months ended September 30, 2011 and stock-based compensation expense of $2.1 million and $5.6 million for the three and six months ended September 30, 2011, respectively. Unallocated corporate expenses primarily consist of stock-based compensation expense of $4.3 million and $7.8 million for the three and six months ended September 30, 2010, respectively.
Interest income, net
     Interest income, net, was less than $0.1 million and $0.2 million in the three and six months ended September 30, 2011, respectively, compared to $0.2 million and $0.4 million in the three and six months ended September 30, 2010, respectively. The decreases are due primarily to lower interest-bearing cash balances.
Other income, net
     Other income, net, was $0.4 million and $0.9 million in the three and six months ended September 30, 2011, respectively, compared to $2.4 million and $2.6 million for the three and six months ended September 30, 2010. The decrease in other income, net primarily relates to a decrease in foreign currency gains of $1.8 million and $0.9 million, respectively, and an increase in losses on minority interest investments of $0.3 million and $0.7 million, respectively.
Income Taxes
     In the three and six months ended September 30, 2011, we recorded income tax expense of $0.9 million and $1.1 million, respectively, compared to $7.9 million and $15.1 million in the three and six months ended September 30, 2010, respectively. Income tax expense decreased primarily due to the pretax losses in the three and six months ended September 30, 2011 and a full valuation allowance against our deferred tax assets. We have provided a valuation allowance against all deferred tax assets as of September 30, 2011, as it is more likely than not that our deferred tax assets are not currently realizable due to the net operating losses incurred since our inception in the U.S. and the significant write-offs in certain foreign jurisdictions in the fiscal year ended March 31, 2011.
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

	Three months ended		Six months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net (loss) income	$(51,709)	$7,839	$(89,388)	$17,008
Write-off of advance payment	20,551	—	20,551	—
Stock-based compensation	2,113	4,326	5,579	7,825
Restructuring and impairment charges	4,301	—	4,301	—
Executive severance	—	—	2,066	—
Sinovel litigation	3,334	—	3,334	—
Provision for excess and obsolete inventory	—	580	—	580
Adverse purchase commitment (recoveries) losses, net	(904)	—	167	—
Margin on zero cost-basis inventory	(127)	—	(127)	—
Value-added tax write-off	—	221	—	432
Amortization of acquisition-related intangibles	300	374	604	762
Tax effects	—	(84)	—	(167)

Non-GAAP net (loss) income	$(22,141)	$13,256	$(52,913)	$26,440

Non-GAAP (loss) earnings per share	$(0.44)	$0.29	$(1.04)	$0.57

Weighted average shares outstanding *	50,876	46,217	50,716	46,099

*	Diluted shares are used for periods where net income is generated.
     We incurred non-GAAP net losses of ($22.1) million and ($52.9) million, or ($0.44) and ($1.04) per share, for the three months and six months ended September 30, 2011, compared to non-GAAP net income of $13.3 million and $26.4 or $0.29 and $0.57 per diluted share, for the three and six months ended September 30, 2010. The decrease in non-GAAP net income was driven primarily by a decrease in net income as described above, partially offset by the write-off of the advance payment to The Switch, Sinovel litigation expenses and restructuring and impairment charges.

Liquidity and Capital Resources
     At September 30, 2011, we had cash, cash equivalents, marketable securities and restricted cash of $108.3 million, compared to $245.5 million at March 31, 2011, a decrease of $137.3 million. Our cash and cash equivalents, marketable securities and restricted cash are summarized as follows (in thousands):

	September 30,	March 31,
	2011	2011
Cash and cash equivalents	$93,511	$123,783
Marketable securities	5,378	116,126
Restricted cash	9,374	5,566

Total cash, cash equivalents, marketable securities and restricted cash	$108,263	$245,475

     For the six months ended September 30, 2011, net cash used in operating activities was $106.9 million compared to $1.9 million in the six months ended September 30, 2010. The increase in net cash used in operations is due primarily to a decrease in net income of $106.4 million and an increase in cash used for working capital of $23.2 million, partially offset by the write-off of the advance payment to The Switch of $20.6 million.
     For the six months ended September 30, 2011, net cash provided by investing activities was $76.2 million compared to net cash used in investing activities of $37.3 million in the six months ended September 30, 2010. The increase in net cash provided by investing activities for the six months ended September 30, 2011 was driven primarily by an increase in net maturities and sales of marketable securities of $120.9 million, a decrease in capital expenditures of $10.6 million and decrease in purchased minority investments of $6.2 million, partially offset by the $20.6 million advance payment to The Switch and an increase in restricted cash of $4.0 million.
     For the six months ended September 30, 2011, net cash used in financing activities was $0.1 million compared to cash provided by financing activities of $1.6 million in the six months ended September 30, 2010. The decrease in net cash provided by financing activities is primarily due to a decrease in proceeds from exercise of employee stock options and ESPP of $1.4 million and payments in lieu of issuance of common stock for payroll taxes of $0.3 million.
     As of September 30, 2011, we had seven performance bonds in support of customer contracts to guarantee supply of core components and software. The total value of the outstanding performance bonds is $1.8 million with various expiration dates through March 2014. In the event that the payment is made in accordance with the requirements of any of these performance bonds, we would record the payment as an offset to revenue.
     At September 30, 2011 and March 31, 2011, we had $8.3 million and $5.6 million, respectively, of restricted cash included in current assets. At September 30, 2011, we had $1.1 million of restricted cash included in long-term assets. These amounts included in restricted cash represent deposits to secure letters of credit for various supply contracts. These deposits are held in interest bearing accounts. We had an additional $2.2 million in unsecured letters of credit, at September 30, 2011 and March 31, 2011, also in support of various supply contracts.
     We had unused, unsecured lines of credit consisting of RMB 17.6 million (approximately $2.7 million) in China and €1.6 million (approximately $2.2 million) in Austria as of September 30, 2011. During the three months ended September 30, 2011, our unsecured credit line with the Bank of China expired and we repaid borrowings on lines of credit of $4.6 million and there were no borrowings outstanding as of September 30, 2011.
     Our business plan anticipates a substantial decline in revenues and a substantial use of cash from operations in our fiscal year ending March 31, 2012, particularly in light of the difficult and uncertain current economic environment particularly in China, the significant restructuring actions undertaken and the slowdown in the Chinese wind power market, which has accounted for more than two-thirds of our revenues in recent fiscal years. Our plan includes a significant restructuring undertaken in August 2011, resulting in the elimination of approximately 150 positions worldwide. Since April 1, 2011, we have eliminated approximately 30% of our workforce and we expect to reduce annualized expenses by approximately $30 million annually as a result of these reductions. We plan to continue to closely monitor our expenses and if required, will further reduce operating costs and capital spending to enhance liquidity. We believe that our available cash, together with additional reductions in operating costs and capital expenditures as necessary will be sufficient to fund our operations, capital expenditures and other cash requirements for at least the next twelve months. Our long-term liquidity is dependent on our ability to profitably grow our revenues or raise additional capital as required. If necessary, we may seek financing through public or private equity offerings, debt financings, or other financing alternatives. However, there can be no assurance that financing will be available on acceptable terms or at all.
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
     On September 13, 2011, we commenced a series of legal actions in China against Sinovel Wind Group Co. Ltd. (“Sinovel”). Our Chinese subsidiary, Suzhou AMSC Superconductor Co. Ltd., filed a claim for arbitration with the Beijing Arbitration Commission in accordance with the terms of our supply contracts with Sinovel. The case is captioned (2011) Jin Zhong An Zi No. 0693. On March 31, 2011, Sinovel refused to accept contracted shipments of 1.5 megawatt (MW) and 3

MW wind turbine core electrical components and spare parts that we were prepared to deliver. We allege that these actions constitute material breaches of our contracts because Sinovel did not give us notice that it intended to delay deliveries as required under the contracts. Moreover, we allege that Sinovel has refused to pay past due amounts for prior shipments of core electrical components and spare parts. We are seeking compensation for past product shipments (including interest) and monetary damages in the amount of approximately RMB 430 million ($67 million) due to Sinovel’s breaches of our contracts. We are also seeking specific performance of our existing contracts as well as reimbursement of all costs and reasonable expenses with respect to the arbitration. The value of the undelivered components under the existing contracts, including the deliveries refused by Sinovel in March 2011, amounts to approximately RMB 4.6 billion ($720 million).
     On October 8, 2011, Sinovel filed with the Beijing Arbitration Commission an application under the caption (2011) Jin Zhong An Zi No. 0693, for a counterclaim against the Company for breach of the same contracts under which the Company filed its original arbitration claim. Sinovel claimed, among other things, that the goods supplied by the Company do not conform to the standards specified in the contracts and claimed damages in the amount of approximately RMB 370 millon ($58 million). On October 17, 2011, Sinovel filed with the Beijing Arbitration Commission a request for change of counterclaim to increase its damage claim to approximately RMB 1 billion ($157 million). Deducting the RMB 430 million ($67 million) claimed by the Company, the net amount of damages claimed by Sinovel is approximately RMB 570 million ($89 million). We believe that Sinovel’s claims are without merit and we intend to defend these actions vigorously. Since the proceedings in this matter are in relatively early stages, we cannot reasonably estimate possible losses or range of losses at this time.
     We also submitted a civil action application to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Yi Zhong Min Chu Zi No. 15524, against Sinovel for software copyright infringement on September 13, 2011. The application alleges Sinovel’s unauthorized use of portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines and the binary code, or upper layer, of our software for the PM3000 power converters in 1.5MW wind turbines. In July 2011, a former employee of our AMSC Windtec GmbH subsidiary was arrested in Austria on charges of economic espionage and fraudulent manipulation of data. In September 2011, the former employee pled guilty to the charges, and he is currently serving a prison sentence. As a result of our internal investigation and a criminal investigation conducted by Austrian authorities, we believe that this former employee was contracted by Sinovel through an intermediary while employed by us and improperly obtained and transferred to Sinovel portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines. Moreover, we believe the former employee illegally used source code to develop for Sinovel a software modification to circumvent the encryption and remove technical protection measures on the PM3000 power converters in 1.5MW wind turbines in the field. We are seeking a cease and desist order with respect to the unauthorized copying, installation and use of our software, monetary damages of approximately RMB 38 million ($6 million) for our economic losses and reimbursement of all costs and reasonable expenses. The court has accepted the case, which was necessary in order for the case to proceed.
     We submitted a civil action application to the Beijing Higher People’s Court against Sinovel and certain of its employees for trade secret infringement on September 13 2011 under the caption (2011) Gao Min Chu Zi No. 4193. The application alleges the defendants’ unauthorized use of portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines as described above with respect to the Copyright Action. We are seeking monetary damages of RMB 2.9 billion ($453 million) for the trade secret infringement as well as reimbursement of all costs and reasonable expenses. The court has accepted the case, which was necessary in order for the case to proceed.
     On September 16, 2011, we filed a civil copyright infringement complaint in the Hainan Province No. 1 Intermediate People’s Court against Dalian Guotong Electric Co. Ltd. (“Guotong”), a supplier of power converter products to Sinovel, and Huaneng Hainan Power, Inc., a wind farm operator that has purchased Sinovel wind turbines containing Goutong power converter products. The case is captioned (2011) Hainan Yi Zhong Min Chu Zi No. 62. The application alleges that our PM1000 converters in certain Sinovel wind turbines have been replaced by converters produced by Guotong. Because the Guotong converters are being used in wind turbines containing our wind turbine control software, we believe that our copyrighted software is being infringed. We are seeking a cease and desist order with respect to the unauthorized use of our software, monetary damages of RMB 1.2 million ($0.2 million) for our economic losses (with respect to Guotong only) and reimbursement of all costs and reasonable expenses. The court has accepted the case, which was necessary in order for the case to proceed. In addition, upon the request of the defendant Huaneng Hainan Power, Inc, Sinovel has been added by the court to this case as a defendant.

     Ghodawat Energy Pvt Ltd (“Ghodawat”), a company registered in India carrying on the business of wind power development, lodged a Request for Arbitration with the Secretariat of the ICC International Court of Arbitration on May 12, 2011 and named AMSC Windtec GmbH (“AMSC Windtec”) as the Respondent. Under the Request for Arbitration, Ghodawat alleges that AMSC Windtec breached an agreement dated March 19, 2008 pursuant to which AMSC Windtec granted a license to Ghodawat to manufacture, use, sell, market, erect, commission and maintain certain wind turbines using its technical information and wind turbine design (the “License Agreement”). Under the Request for Arbitration, Ghodawat’s claims in this arbitration amount to approximately €18 million ($24 million). AMSC Windtec filed an Answer to Request for Arbitration and Counterclaim (“Answer and Counterclaim”), in which AMSC Windtec denied Ghodawat’s claims in their entirety. AMSC Windtec has also submitted counterclaims under the License Agreement against Ghodawat in the amount of approximately €6 million ($9 million). Ghodawat has filed a Reply to Answer to Request for Arbitration and Counterclaim in which it denies AMSC Windtec’s counterclaims. The arbitration proceedings are currently ongoing. We have recorded a loss contingency based on our assessment of probable losses on this claim, however this amount is immaterial to our consolidated financial statements.
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
Foreign currency exchange risk
     The functional currency of each of our foreign subsidiaries is the U.S. dollar, except for our Austrian subsidiary, for which the local currency (Euro) is the functional currency, and our Chinese subsidiary, for which the local currency (Renminbi) is the functional currency. The assets and liabilities of these foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet date and income and expense items are translated at average rates for the period. Cumulative translation adjustments are excluded from net income (loss) and shown as a separate component of stockholders’ equity.
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
     Foreign currency gains included in net loss were $1.1 million and $2.3 million for the three and six months ended September 30, 2011, respectively. Foreign currency gains included in net income were $2.9 million and $3.2 million for the three and six months ended September 30, 2010, respectively.

ITEM 4. CONTROLS AND PROCEDURES
   Overview
     Our management previously identified material weaknesses in internal control over financial reporting related to revenues and accounts receivable balances as fees were not fixed or determinable or collectability was not reasonably assured at the time revenue was recognized, which is described in our Annual Report on Form 10-K for the year ended March 31, 2011. During fiscal 2011 through the date of this filing, management has been focused on remediating these material weaknesses. The remediation process is ongoing but it is not yet complete. There was no change in internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The following discussion sets forth a summary of management’s evaluation of our disclosure controls and procedures as of September 30, 2011.
   Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2011 because of the previously identified material weaknesses in internal control over financial reporting discussed below.
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
   Material Weaknesses
     As of September 30, 2011, the unremediated material weaknesses were as follows:
•	we did not maintain adequately designed controls to ensure accurate recognition of revenue in accordance with GAAP. Specifically, controls were not effective to ensure that deviations from contractually established payment terms were identified, communicated and authorized;

•	we did not maintain adequate controls to ensure proper monitoring and evaluation of customer creditworthiness, including the collectability of amounts due from customers and appropriate revenue recognition;

•	we did not maintain a sufficient complement of personnel involved with business in our foreign locations with the appropriate level of knowledge, experience and training in the application of GAAP to ensure revenue transactions were appropriately reflected in the financial statements based on the terms and conditions of the sales contracts; and

•	we did not establish and maintain, procedures to ensure proper oversight and review, by senior management, of customer relationships to ensure appropriate communication of relevant considerations to determine accounting judgments with respect to revenue recognition.

Remediation of Material Weaknesses
As of the date of this filing, the status of our remediation efforts with regards to the above material weaknesses is as follows:
•	we have established formal, written policies and procedures governing the customer credit process;

•	we have implemented improved procedures to ensure the proper review and documentation of customer creditworthiness;

•	we have established a new worldwide revenue manager position in finance with GAAP experience to ensure accuracy of revenue recognition;

•	we are in the process of improving procedures to ensure the proper communication, approval and accounting review of deviations from sales contracts;

•	we plan to provide additional and on-going training to product managers and others involved in negotiating contractual arrangements and accounting for revenue transactions, in order to heighten awareness of revenue recognition concepts under GAAP; and

•	we are in the process of improving the internal communication process for senior management. During monthly operations reviews time is devoted to senior management review of pending operational and accounting issues for the current quarter.
     Management is committed to a strong internal control environment and believes that, when fully implemented and tested, the measures described above will improve our internal control over financial reporting. We will continue to assess the effectiveness of our remediation efforts in connection with our future assessments of the effectiveness of internal control over financial reporting.
   Changes in Internal Control over Financial Reporting
     Except as discussed above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     On September 13, 2011, we commenced a series of legal actions in China against Sinovel Wind Group Co. Ltd. (“Sinovel”). Our Chinese subsidiary, Suzhou AMSC Superconductor Co. Ltd., filed a claim for arbitration with the Beijing

Arbitration Commission in accordance with the terms of our supply contracts with Sinovel. The case is captioned (2011) Jin Zhong An Zi No. 0693. On March 31, 2011, Sinovel refused to accept contracted shipments of 1.5 megawatt (MW) and 3 MW wind turbine core electrical components and spare parts that we were prepared to deliver. We allege that these actions constitute material breaches of our contracts because Sinovel did not give us notice that it intended to delay deliveries as required under the contracts. Moreover, we allege that Sinovel has refused to pay past due amounts for prior shipments of core electrical components and spare parts. We are seeking compensation for past product shipments (including interest) and monetary damages in the amount of approximately RMB 430 million ($67 million) due to Sinovel’s breaches of our contracts. We are also seeking specific performance of our existing contracts as well as reimbursement of all costs and reasonable expenses with respect to the arbitration. The value of the undelivered components under the existing contracts, including the deliveries refused by Sinovel in March 2011, amounts to approximately RMB 4.6 billion ($720 million).
     On October 8, 2011, Sinovel filed with the Beijing Arbitration Commission an application under the caption (2011) Jin Zhong An Zi No. 0693, for a counterclaim against the Company for breach of the same contracts under which the Company filed its original arbitration claim. Sinovel claimed, among other things, that the goods supplied by the Company do not conform to the standards specified in the contracts and claimed damages in the amount of approximately RMB 370 millon ($58 million). On October 17, 2011, Sinovel filed with the Beijing Arbitration Commission a request for change of counterclaim to increase its damage claim to approximately RMB 1 billion ($157 million). Deducting the RMB 430 million ($67 million) claimed by the Company, the net amount of damages claimed by Sinovel is approximately RMB 570 million ($89 million). We believe that Sinovel’s claims are without merit and we intend to defend these actions vigorously. Since the proceedings in this matter are in relatively early stages, we cannot reasonably estimate possible losses or range of losses at this time.
     We also submitted a civil action application to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Yi Zhong Min Chu Zi No. 15524, against Sinovel for software copyright infringement on September 13, 2011. The application alleges Sinovel’s unauthorized use of portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines and the binary code, or upper layer, of our software for the PM3000 power converters in 1.5MW wind turbines. In July 2011, a former employee of our AMSC Windtec GmbH subsidiary was arrested in Austria on charges of economic espionage and fraudulent manipulation of data. In September 2011, the former employee pled guilty to the charges, and he is currently serving a prison sentence. As a result of our internal investigation and a criminal investigation conducted by Austrian authorities, we believe that this former employee was contracted by Sinovel through an intermediary while employed by us and improperly obtained and transferred to Sinovel portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines. Moreover, we believe the former employee illegally used source code to develop for Sinovel a software modification to circumvent the encryption and remove technical protection measures on the PM3000 power converters in 1.5MW wind turbines in the field. We are seeking a cease and desist order with respect to the unauthorized copying, installation and use of our software, monetary damages of approximately RMB 38 million ($6 million) for our economic losses and reimbursement of all costs and reasonable expenses. The court has accepted the case, which was necessary in order for the case to proceed.
     We submitted a civil action application to the Beijing Higher People’s Court against Sinovel and certain of its employees for trade secret infringement on September 13 2011 under the caption (2011) Gao Min Chu Zi No. 4193. The application alleges the defendants’ unauthorized use of portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines as described above with respect to the Copyright Action. We are seeking monetary damages of RMB 2.9 billion ($453 million) for the trade secret infringement as well as reimbursement of all costs and reasonable expenses. The court has accepted the case, which was necessary in order for the case to proceed.
     On September 16, 2011, we filed a civil copyright infringement complaint in the Hainan Province No. 1 Intermediate People’s Court against Dalian Guotong Electric Co. Ltd. (“Guotong”), a supplier of power converter products to Sinovel, and Huaneng Hainan Power, Inc., a wind farm operator that has purchased Sinovel wind turbines containing Goutong power converter products. The case is captioned (2011) Hainan Yi Zhong Min Chu Zi No. 62. The application alleges that our PM1000 converters in certain Sinovel wind turbines have been replaced by converters produced by Guotong. Because the Guotong converters are being used in wind turbines containing our wind turbine control software, we believe that our copyrighted software is being infringed. We are seeking a cease and desist order with respect to the unauthorized use of our software, monetary damages of RMB 1.2 million ($0.2 million) for our economic losses (with respect to Guotong only) and reimbursement of all costs and reasonable expenses. The court has accepted the case, which was necessary in order for the case to proceed. In addition, upon the request of the defendant Huaneng Hainan Power, Inc, Sinovel has been added by the court to this case as a defendant.

     Ghodawat Energy Pvt Ltd (“Ghodawat”), a company registered in India carrying on the business of wind power development, lodged a Request for Arbitration with the Secretariat of the ICC International Court of Arbitration on May 12, 2011 and named AMSC Windtec GmbH (“AMSC Windtec”) as the Respondent. Under the Request for Arbitration, Ghodawat alleges that AMSC Windtec breached an agreement dated March 19, 2008 pursuant to which AMSC Windtec granted a license to Ghodawat to manufacture, use, sell, market, erect, commission and maintain certain wind turbines using its technical information and wind turbine design (the “License Agreement”). Under the Request for Arbitration, Ghodawat’s claims in this arbitration amount to approximately €18 million ($24 million). AMSC Windtec filed an Answer to Request for Arbitration and Counterclaim (“Answer and Counterclaim”), in which AMSC Windtec denied Ghodawat’s claims in their entirety. AMSC Windtec has also submitted counterclaims under the License Agreement against Ghodawat in the amount of approximately €6 million ($9 million). Ghodawat has filed a Reply to Answer to Request for Arbitration and Counterclaim in which it denies AMSC Windtec’s counterclaims. The arbitration proceedings are currently ongoing. We have recorded a loss contingency based on our assessment of probable losses on this claim, however this amount is immaterial to our consolidated financial statements.
ITEM 1A. RISK FACTORS
     Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2011, which could materially affect our business, financial condition or future results. To the best of our knowledge, as of the date of this report there has been no material change in any risk factors described in our Annual Report on Form 10-K, except for deleting the risk factors entitled “We will require significant additional funding and may be unable to raise capital when needed, which could force us to delay, reduce or eliminate planned activities, including the planned acquisition of The Switch Engineering Oy,” “If we fail to complete the planned acquisition of The Switch, our operating results and financial condition could be harmed and the price of our common stock could decline” and “Completion of the planned acquisition of The Switch could present certain risks” following the Company’s termination of its agreement to acquire The Switch due to adverse market conditions for a financing required to fund the acquisition. In addition, we have added the following risk factor:
We may require additional funding in the future and may be unable to raise capital when needed.
     As of September 30, 2011, we had approximately $108.3 million of cash, cash equivalents, marketable securities and restricted cash. We plan to continue to closely monitor our expenses and if required, will further reduce operating costs and capital spending to enhance liquidity. We believe that our available cash, together with additional reductions in operating costs and capital expenditures as necessary will be sufficient to fund our operations, capital expenditures and other cash requirements for at least the next twelve months. Our long-term liquidity is dependent on our ability to profitably grow our revenues or raise additional capital as required. If necessary, we may seek financing through public or private equity offerings, debt financings, or other financing alternatives. However, there can be no assurance that financing will be available on acceptable terms or at all.
ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
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

AMERICAN SUPERCONDUCTOR CORPORATION
	By:	/s/ David A. Henry
Date: November 9, 2011		David A. Henry
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Severance Agreement dated as of July 26, 2011 between the Registrant and John R. Collett

10.2	Severance Agreement dated as of September 12, 2011 between the Registrant and Charles W. Stankiewicz

10.3	Executive Incentive Plan for the fiscal year ending March 31, 2012

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer—Certification pursuant to Rule13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Definition Linkbase Document.**

**	submitted electronically herewith
Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended September 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets as of September 30, 2011 and March 31, 2011, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended September 30, 2011 and 2010, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2011 and 2010, and (v) Notes to Condensed Consolidated Financial Statements.
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