Form 10-Q
period 2011-12-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2012-02-09
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2011

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to              to             .

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares outstanding of the Registrant’s common stock:

Common Stock, par value $0.01 per share	51,465,999
Class	Outstanding as of January 31, 2012

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2011	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$58,605	$123,783
Marketable securities	5,261	116,126
Accounts receivable, net	14,764	15,259
Inventory	34,021	25,828
Prepaid expenses and other current assets	29,789	32,759
Restricted cash	9,049	5,566
Deferred tax assets	484	484

Total current assets	151,973	319,805

Property, plant and equipment, net	94,073	96,494
Intangibles, net	8,662	7,054
Restricted cash	2,540	—
Deferred tax assets	5,840	5,840
Other assets	12,275	12,016

Total assets	$275,363	$441,209

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$39,075	$90,273
Adverse purchase commitments	28,763	38,763
Deferred revenue	15,246	10,304
Deferred tax liabilities	5,840	5,840

Total current liabilities	88,924	145,180

Deferred revenue	1,921	2,181
Deferred tax liabilities	484	484
Other	969	509

Total liabilities	92,298	148,354

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock	515	507
Additional paid-in capital	894,129	885,704
Treasury stock	(271)	—
Accumulated other comprehensive income	1,525	3,817
Accumulated deficit	(712,833)	(597,173)

Total stockholders’ equity	183,065	292,855

Total liabilities and stockholders’ equity	$275,363	$441,209

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended December 31		Nine months ended December 31,
	2011	2010	2011	2010
Revenues	$18,058	$31,570	$47,916	$226,853

Cost and operating expenses:
Cost of revenues	18,918	31,528	57,810	149,167
Research and development	5,928	8,417	21,339	23,610
Selling, general and administrative	15,402	14,192	54,952	46,724
Write-off of advance payment	—	—	20,551	—
Amortization of acquisition related intangibles	287	393	891	1,154
Restructuring and impairments	4,092	—	8,393	—

Total cost and operating expenses	44,627	54,530	163,936	220,655

Operating (loss) income	(26,569)	(22,960)	(116,020)	6,198

Interest (expense) income, net	(11)	171	232	549
Other income, net	393	2,136	1,313	4,745

(Loss) income before income tax expense (benefit)	(26,187)	(20,653)	(114,475)	11,492

Income tax expense (benefit)	84	(2,495)	1,185	12,642

Net loss	$(26,271)	$(18,158)	$(115,660)	$(1,150)

Net loss per common share
Basic	$(0.52)	$(0.38)	$(2.28)	$(0.02)

Diluted	$(0.52)	$(0.38)	$(2.28)	$(0.02)

Weighted average number of common shares outstanding
Basic	50,933	48,068	50,789	46,017

Diluted	50,933	48,068	50,789	46,017

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Three months ended		Nine months ended
	December 31,		December 31,
	2011	2010	2011	2010
Net loss	$(26,271)	$(18,158)	$(115,660)	$(1,150)

Other comprehensive loss, net of tax:
Foreign currency translation losses	(1,157)	(5,386)	(2,264)	(1,215)
Unrealized (losses) gains on cash flow hedges	—	(1,243)	—	76
Unrealized losses on investments	(17)	(42)	(28)	(96)

Total other comprehensive loss, net of tax	(1,174)	(6,671)	(2,292)	(1,235)

Comprehensive loss	$(27,445)	$(24,829)	$(117,952)	$(2,385)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(115,660)	$(1,150)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	10,875	7,990
Stock-based compensation expense	7,697	10,311
Provision for excess and obsolete inventory	2,150	2,667
Adverse purchase commitment losses (recoveries), net	73	—
Allowance for doubtful accounts	—	25
Write-off of advance payment	20,551	—
Write-off of prepaid value added taxes	—	550
Restructuring charges, net of payments	2,721	—
Impairment of long-lived assets	2,829	—
Deferred income taxes	—	(3,902)
Other non-cash items	2,227	2,025
Changes in operating asset and liability accounts:
Accounts receivable	(1,262)	40,431
Inventory	(10,419)	(42,934)
Prepaid expenses and other current assets	3,244	(16,973)
Accounts payable and accrued expenses	(63,554)	4,945
Deferred revenue	5,254	(20,027)

Net cash used in operating activities	(133,274)	(16,042)

Cash flows from investing activities:
Purchase of property, plant and equipment	(9,332)	(30,690)
Purchase of marketable securities	—	(71,763)
Proceeds from sales and maturities of marketable securities	110,667	47,462
Change in restricted cash	(6,036)	250
Purchase of intangible assets	(3,893)	(2,001)
Purchase of minority investments	(1,800)	(8,000)
Advance payment for previously planned acquisition	(20,551)	—
Change in other assets	(734)	(30)

Net cash provided by (used in) investing activities	68,321	(64,772)

Cash flows from financing activities:
Payments in lieu of issuance of common stock for payroll taxes	(271)	—
Proceeds from public equity offering, net	—	155,240
Proceeds from exercise of employee stock options and ESPP	150	7,350

Net cash (used in) provided by financing activities	(121)	162,590

Effect of exchange rate changes on cash and cash equivalents	(104)	(351)

Net (decrease) increase in cash and cash equivalents	(65,178)	81,427

Cash and cash equivalents at beginning of period	123,783	87,594

Cash and cash equivalents at end of period	$58,605	$169,021

Supplemental schedule of cash flow information:
Cash paid for income taxes, net of refunds	13,482	13,660
Non-cash contingent consideration in connection with acquisitions	—	10,003
Non-cash issuance of common stock	586	637

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      Description of the Business and Basis of Presentation

American Superconductor Corporation (“AMSC” or the “Company”) was founded on April 9, 1987. The Company is a leading provider of megawatt-scale solutions that lower the cost of wind power and enhance the performance of the power grid. In the wind power market, the Company enables manufacturers to field wind turbines through its advanced engineering, support services and power electronics products. In the power grid market, the Company enables electric utilities and renewable energy project developers to connect, transmit and distribute power through its transmission planning services and power electronics and superconductor-based products. The Company’s wind and power grid products and services provide exceptional reliability, security, efficiency and affordability to its customers.

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to those instructions. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended December 31, 2011 and 2010 and the financial position at December 31, 2011. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. Certain reclassifications of prior year amounts have been made to conform to current year presentation. These reclassifications had no effect on net income, cash flows from operating activities or stockholders’ equity.

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

•

Grid. Through its Gridtec Solutions, the Grid business segment enables electric utilities and renewable energy project developers to connect, transmit and distribute power with exceptional efficiency, reliability and affordability. The Company provides transmission planning services that allow it to identify power grid congestion, poor power quality and other risks, which helps it determine how its solutions can improve network performance. These services often lead to sales of grid interconnection solutions for wind farms and solar power plants, power quality systems and transmission and distribution cable systems.

On March 12, 2011, the Company entered into a Share Purchase Agreement, by and among the Company and the shareholders of The Switch Engineering Oy, a power technologies company headquartered in Finland (“The Switch”), which was amended on June 29, 2011 (as amended, the “Agreement”). Pursuant to the Agreement, the Company agreed to acquire all of the outstanding shares of The Switch. On October 28, 2011, the Company and The Switch entered into a termination agreement pursuant to which the parties mutually agreed to terminate the Agreement due to adverse market conditions for a financing required to fund the acquisition. Under the termination agreement, The Switch retained a $20.6 million advance payment as a break-up fee. As a result, the Company recorded a write-off of the advance payment during the nine months ended December 31, 2011.

At December 31, 2011, the Company had cash, cash equivalents, and marketable securities of $63.9 million. The Company has experienced a substantial decline in revenues and incurred a net loss of $115.7 million during the nine months ended December 31, 2011. The Company’s business plan anticipates a substantial use of cash from operations in its fiscal year ending March 31, 2012 in light of the difficult and uncertain current economic environment in China, the significant restructuring actions undertaken and the slowdown in the Chinese wind power market, which has accounted for more than two-thirds of the Company’s revenues in recent fiscal years. At December 31, 2011, the Company has accrued liabilities related to adverse purchase commitments for inventory totaling $28.8 million. From April 1, 2011 through the date of this filing, the Company has reduced its global workforce by approximately 50%, which is expected to result in annual savings of approximately $50 million. As of December 31, 2011, the Company has a global workforce of over 400 persons. The Company’s cost reduction efforts and anticipated revenue growth are expected to result in a substantial reduction in cash used for operations during the fiscal year ended March 31, 2013. The Company plans to continue to closely monitor its expenses and if required, will further reduce operating costs and capital spending to enhance liquidity. The Company is working with its inventory suppliers to delay cash settlements and, reduce the gross liability associated with its adverse purchase commitments. The Company believes that its available cash, together with additional reductions in operating costs and capital expenditures as necessary, will be sufficient to fund its operations, capital expenditures and other cash requirements for the next twelve months. To bolster its long-term liquidity, the Company intends to seek financing through means that may include public and private equity offerings, debt financings, and other financing alternatives. However, there can be no assurance that financing will be available on commercially acceptable terms or at all. The Company’s liquidity is highly dependent on its ability to profitably grow its revenues, successfully manage its adverse purchase order commitments and raise additional capital as required.

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

The Company’s fiscal year begins on April 1 and ends on March 31. This document refers to fiscal 2011, which is defined as the period beginning on April 1, 2011 and concluding on March 31, 2012. The third quarter of fiscal 2011 began on October 1, 2011 and concluded on December 31, 2011.

2.      Stock-Based Compensation

The Company accounts for its stock-based compensation at fair value. The following table summarizes stock-based compensation expense by financial statement line item for the three and nine months ended December 31, 2011 and 2010 (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
Cost of revenues	$138	$(6)	$908	$828
Research and development	623	237	1,948	1,396
Selling, general and administrative	1,357	2,017	4,841	7,849

Total	$2,118	$2,248	$7,697	$10,073

During the nine months ended December 31, 2011, the Company granted approximately 815,000 and 408,000 shares of stock options and restricted stock, respectively, to employees under the 2007 Stock Incentive Plan. The restricted stock granted during the nine months ended December 31, 2011 includes approximately 109,000 shares of performance-based restricted stock, which will vest upon achievement of certain financial performance measurements. The Company recognizes the fair value of the performance based awards over the estimated period of each award for which the achievement of the performance measures are probable to occur. As of December 31, 2011, the Company has assessed the weighted average probability for these awards as likely to occur and has recorded expenses accordingly. The remaining shares granted vest upon the passage of time, generally three years. For awards that vest upon the passage of time, expense is being recorded over the vesting period.

The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. The total unrecognized compensation cost for unvested outstanding stock options was $7.4 million as of December 31, 2011. This expense will be recognized over a weighted average expense period of approximately 2.1 years. The total unrecognized compensation cost for unvested outstanding restricted stock was $4.0 million as of December 31, 2011. This expense will be recognized over a weighted average expense period of approximately 1.7 years.

The weighted-average assumptions used in the Black-Scholes valuation model for stock options granted during the three and nine months ended December 31, 2011 and 2010 are as follows:

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
Expected volatility	79.7%	61.4%	69.7%	65.5%
Risk-free interest rate	1.1%	2.4%	1.8%	2.1%
Expected life (years)	5.9	6.1	5.9	6.1
Dividend yield	None	None	None	None

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

In conjunction with the departure of certain former executive officers, the Company agreed to modify certain vested awards by extending the period over which two former officers would be entitled to exercise stock options and accelerated the vesting of certain other outstanding awards for one former officer. Accordingly, the Company recorded stock-based compensation expense related to these modifications of $0.9 million in the nine months ended December 31, 2011.

3.      Computation of Net (Loss) Income per Common Share

Basic net (loss) income per share (“EPS”) is computed by dividing net (loss) income by the weighted-average number of common shares outstanding for the period. Where applicable, diluted EPS is computed by dividing the net (loss) income by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. For the three and nine months ended December 31, 2011 and 2010, 2.4 million shares and 2.0 million shares, respectively, and 2.4 million shares and 2.0 million shares, respectively, were not included in the calculation of diluted EPS as they were considered anti-dilutive.

The following table reconciles the numerators and denominators of the earnings per share calculation for the three and nine months ended December 31, 2011 and 2010 (in thousands, except per share data):

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
Numerator:

Net loss	$(26,271)	$(18,158)	$(115,660)	$(1,150)

Denominator:
Weighted-average shares of common stock outstanding	51,459	48,731	51,120	46,667
Weighted-average shares subject to repurchase	(526)	(663)	(331)	(650)

Shares used in per-share calculation — basic	50,933	48,068	50,789	46,017

Shares used in per-share calculation — diluted	50,933	48,068	50,789	46,017

Net loss per share — basic	$(0.52)	$(0.38)	$(2.28)	$(0.02)

Net loss per share — diluted	$(0.52)	$(0.38)	$(2.28)	$(0.02)

4.      Fair Value Measurements

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

The Company presents financial asset and liability activity on a gross basis within the Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements. Changes in the hierarchy of financial assets and liabilities from its current level will be reflected in the period during which the pricing methodology of such investment changes. Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 will be made in the event that the related security is significant to total cash and investments. The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three or nine months ended December 31, 2011.

The following table provides the assets carried at fair value, measured as of December 31, 2011 and March 31, 2011 (in thousands):

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Using Significant Other Observable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)
December 31, 2011:
Assets:
Cash equivalents	$38,474	$38,474	$—	$—
Short-term commercial paper	5,261	—	5,261	—

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Using Significant Other Observable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)
March 31, 2011:
Assets:
Cash equivalents	$49,837	$49,837	$—	$—
Short-term government-backed securities	76,371	—	76,371	—
Short-term commercial paper	39,755	—	39,755	—
Derivatives	3,087	—	3,087	—

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

5.      Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	December 31, 2011	March 31, 2011
Accounts receivable (billed)	$11,708	$10,938
Accounts receivable (unbilled)	3,308	5,004
Less: Allowance for doubtful accounts	(252)	(683)

Accounts receivable, net	$14,764	$15,259

The Company records bank acceptance notes receivable arranged with third-party financial institutions by certain customers to settle their transactions within prepaid expenses and other current assets. These notes are typically non-interest bearing and generally have maturities of less than six months. The carrying amount of notes receivable approximate their fair values. The Company had notes receivable outstanding of $3.2 million and $2.0 million as of December 31, 2011 and March 31, 2011, respectively.

6.      Inventory

The components of inventory are as follows (in thousands):

	December 31, 2011	March 31, 2011
Raw materials	$10,279	$17,100
Work-in-process	4,844	2,432
Finished goods	15,683	3,915
Deferred program costs	3,215	2,381

Net inventory	$34,021	$25,828

The Company recorded inventory write-downs of approximately $0.7 million and $2.2 million in the three and nine months ended December 31, 2011, respectively.

Deferred program costs as of December 31, 2011 and March 31 2011 primarily represent costs incurred on D-VAR turnkey projects and programs accounted for under contract accounting where the Company needs to complete development programs before revenue and costs will be recognized.

7.      Product Warranty

The Company generally provides a one to three-year warranty on its products, commencing upon installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.

Product warranty activity was as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
Balance at beginning of period	$7,055	$7,374	$7,907	$6,431
Change in accruals for warranties during the period	(300)	2,193	(774)	6,533
Settlements during the period	(482)	(1,119)	(860)	(4,516)

Balance at end of period	$6,273	$8,448	$6,273	$8,448

The Company includes warranty period expirations as changes in accruals for warranties in the table above. The Company includes the warranty accrual within accounts payable and accrued expenses in the unaudited condensed consolidated balance sheets.

8.      Income Taxes

The Company recorded income tax expense of less than $0.1 million and $1.2 million for the three and nine months ended December 31, 2011, respectively, and the Company recorded an income tax benefit of $2.5 million and income tax expense of $12.6 million for the three and nine months ended December 31, 2010, respectively. The Company has provided a valuation allowance against all net deferred tax assets as of December 31, 2011, as it is more likely than not that its net deferred tax assets are not currently realizable due to the net operating losses incurred by the Company since its inception in the U.S., its significant write-offs in the fiscal year ended March 31, 2011 and the losses that are forecasted in certain foreign jurisdictions in the future.

During the nine months ended December 31, 2011, the Company recorded additional income tax expense of $0.8 million for uncertain tax positions related to its Austrian subsidiary.

9.      Restructuring and Impairments

Restructuring

The Company accounts for charges resulting from operational restructuring actions in accordance with ASC Topic 420, Exit or Disposal Cost Obligations (“ASC 420”) and ASC Topic 712, Compensation—Nonretirement Postemployment Benefits (“ASC 712”). In accounting for these obligations, the Company is required to make assumptions related to the amounts of employee severance, benefits, and related costs and the time period over which leased facilities will remain vacant, sublease terms, sublease rates and discount rates. Estimates and assumptions are based on the best information available at the time the obligation arises. These estimates are reviewed and revised as facts and circumstances dictate; changes in these estimates could have a material effect on the amount accrued on the consolidated balance sheet.

The Company initiated restructuring activities in order to reorganize global operations, streamline various functions of the business, and reduce its global workforce to better reflect the demand for its products. From April 1, 2011 through the date of this filing, the Company has reduced its global workforce by approximately 50%, which is expected to generate annualized savings of more than $50 million annually. During the three and nine months ended December 31, 2011, the Company incurred costs associated with the workforce reduction consisting of severance pay, outplacement services, medical benefits, and other related benefits. As a result, for the three and nine months ending December 31, 2011, the Company recorded employee severance and benefit costs of $2.2 million and $5.4 million, respectively. These charges are expected to be paid through the fiscal year ending March 31, 2012.

The following table presents restructuring charges and cash payments (in thousands):

	Severance pay and benefits	Facility exit costs	Total
Accrued restructuring balance at October 1, 2011	$2,076	$127	$2,203
Charges to operations	2,181	—	2,181
Cash payments	(1,647)	(16)	(1,663)

Accrued restructuring balance at December 31, 2011	$2,610	$111	$2,721

Accrued restructuring balance at April 1, 2011	$—	$—	$—
Charges to operations	5,437	127	5,564
Cash payments	(2,827)	(16)	(2,843)

Accrued restructuring balance at December 31, 2011	$2,610	$111	$2,721

In addition, during the nine months ended December 31, 2011 the Company consolidated certain of its business operations in Europe to reduce overall facility costs. The consolidation plan entailed vacating approximately 8,937 square feet of occupied space in Klagenfurt, Austria and plans to vacate approximately 3,300 square feet of occupied space in Nuremburg, Germany. The Klagenfurt facility closure was accounted for in accordance with ASC 420, pursuant to which the Company recorded a liability equal to the fair value of the remaining lease payments as of the cease-use date. Fair value was determined based upon the discounted present value of remaining lease rentals (using a discount rate of 10.1%) for the space no longer occupied, considering future estimated potential sublease income. As a result, the Company recorded facility exit costs of $0.1 million related to the remaining lease commitment on the leased space. These charges are expected to be paid through fiscal 2012. As of December 31, 2011, the Company had not ceased using the Nuremburg facility and therefore recorded no liability for remaining lease payments. All restructuring charges discussed above are included within restructuring and impairments in the Company’s unaudited condensed consolidated statements of operations. The Company includes accrued restructuring within accounts payable and accrued expenses in the unaudited condensed consolidated balance sheets.

Impairments

The Company periodically evaluates its long-lived assets consisting principally of fixed assets and amortizable intangible assets for potential impairment. In accordance with the applicable accounting guidance for the treatment of long-lived assets, the Company reviews the carrying value of its long-lived assets or asset group that is held and used, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Under the held and used approach, the asset or asset group to be tested for impairment should represent the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company evaluates its long-lived assets whenever events or circumstances suggest that the carrying amount of an asset or group of assets may not be recoverable from the estimated undiscounted future cash flows.

In November 2011, the Company completed certain restructuring activities to reduce costs and to align its strategic priorities to capitalize on near and long-term opportunities in its Grid segment. As a result, the Company concluded that there were indicators of potential impairment of certain long-lived assets in its Grid segment and therefore conducted an assessment of the recoverability of these assets during the three months ended December 31, 2011 by comparing the carrying value of the assets to the pre-tax undiscounted cash flows estimated to be generated by those assets over their remaining book useful lives. Based on the calculation performed by management, the sum of the undiscounted cash flows forecasted to be generated by certain assets within its Grid segment were less than the carrying value of those assets. Therefore, there was an indication that certain of the Company’s Grid assets were impaired and, as a result, the Company performed additional analysis. An evaluation of the level of impairment was made by comparing the implied fair value of those definite long-lived tangible and intangible assets of its Grid segment against their carrying values.

The fair values of the impacted property and equipment were based on what the Company could reasonably expect to sell each asset from the perspective of a market participant. The determination of the fair value of its property and equipment includes estimates and judgments regarding the marketability and ultimate sales price of individual assets. The Company utilized market data and approximations from comparable analyses to arrive at the estimated fair values of the impacted property and equipment. The fair values of amortization intangible assets related to completed technology were determined using the relief-from-royalty method over the estimated economic lives of those assets from the perspective of a market participant. During the three months ended December 31, 2011, the Company determined that certain of its Grid segment property, plant and equipment were impaired as their carrying value exceeded their fair value. Accordingly, the Company recorded an impairment charge of $1.7 million.

In addition, the Company recorded impairment charges of $0.2 million and $1.1 million during the three and nine months ended December 31, 2011, respectively, primarily related to long-lived assets for which there is no remaining future economic benefit as a result of the consolidation of operations in Europe.

10.    Commitments and Contingencies

Commitments

The Company periodically enters into non-cancelable purchase contracts in order to ensure the availability of materials to support production of its products. Purchase commitments represent enforceable and legally binding agreements with suppliers to purchase goods or services. The Company periodically assesses the need to provide for impairment on these purchase contracts and records a loss on purchase commitments when required. As of December 31, 2011, the Company has $28.8 million of adverse purchase commitments in excess of its estimated future demand from certain of its customers in China, which the Company has recorded as a liability. The Company recorded adverse purchase commitment recoveries of $0.1 million and losses of less than $0.1 million during the three and nine months ended December 31, 2011, respectively. Adverse purchase commitment recoveries in the three months ended December 31, 2011 are the result of reductions in commitments to purchase materials due to renegotiations with certain suppliers and are recorded against cost of revenues.

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

Between April 6, 2011 and May 12, 2011, seven putative securities class action complaints were filed against the Company and two of its officers in the United States District Court for the District of Massachusetts; one complaint additionally asserted claims against the underwriters who participated in our November 12, 2010 securities offering. On June 7, 2011, the United States District Court for the District of Massachusetts consolidated these actions under the caption Lenartz v. American Superconductor Corporation, et al., Docket No. 1:11-cv-10582-WGY. On August 31, 2011, Lead Plaintiff, the Plumbers and Pipefitters National Pension Fund, filed a consolidated amended complaint against the Company, its officers and directors, and the underwriters who participated in our November 12, 2010 securities offering, asserting claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934, as well as under sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The complaint alleges that during the relevant class period, the Company and its officers omitted to state material facts and made materially false and misleading statements relating to, among other things, its projected and recognized revenues and earnings, as well as its relationship with Sinovel Wind Group Co., Ltd. that artificially inflated the value of the Company’s stock price. The complaint further alleges that the Company’s November 12, 2010 securities offering contained untrue statements of material facts and omitted to state material facts required to be stated therein. The plaintiffs seek unspecified damages, rescindment of the Company’s November 12, 2010 securities offering, and an award of costs and expenses, including attorney’s fees.

Between May 4, 2011 and June 17, 2011, four putative shareholder derivative complaints were filed against the Company (as a nominal defendant) and certain of its directors in the United States District Court for the District of Massachusetts. On July 5, 2011, the District Court consolidated three of these actions, and that matter is now captioned In re American Superconductor Corporation Derivative Litigation, Docket No. 1:11-cv-10784-WGY. On June 1, 2011, the plaintiff in the fourth action, Marlborough Family Revocable Trust v. Yurek, et al., moved to voluntarily dismiss its complaint and refiled its complaint in Superior Court for the Commonwealth of Massachusetts, Middlesex County. On September 7, 2011, the Marlborough action and another putative shareholder derivative complaint filed in Superior Court for the Commonwealth of Massachusetts were consolidated. That consolidated matter is captioned Marlborough Family Revocable Trust v. Yurek, et al., Docket No. 11-1961. On January 12, 2012, an additional shareholder derivative complaint was filed in the Court of Chancery for the State of Delaware. That matter is captioned Krasnoff v. Budhraja, et al., Docket No. 7171. The allegations of the derivative complaints mirror the allegations made in the putative class action complaints described above. The plaintiffs purport to assert claims against the director defendants for breach of fiduciary duty, abuse of control, gross mismanagement and corporate waste. The plaintiffs seek unspecified damages on behalf of the Company, as well as an award of costs and expenses, including attorney’s fees.

With respect to the above referenced litigation matters, an estimate of loss or range of loss cannot be made. There are numerous factors that make it difficult to meaningfully estimate possible loss or range of loss at this stage of these litigation matters, including that: the proceedings are in relatively early stages, there are significant factual and legal issues to be resolved, information obtained or rulings made during the lawsuits could affect the methodology for calculation of rescission and the related statutory interest rate. In addition, with respect to claims where damages are the requested relief, no amount of loss or damages has been specified. Therefore, the Company is unable at this time to estimate possible losses. The Company believes that these litigations are without merit, and it intends to defend these actions vigorously.

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

On October 8, 2011, Sinovel filed with the Beijing Arbitration Commission an application under the caption (2011) Jing Zhong An Zi No. 0693, for a counterclaim against the Company for breach of the same contracts under which the Company filed its original arbitration claim. Sinovel claimed, among other things, that the goods supplied by the Company do not conform to the standards specified in the contracts and claimed damages in the amount of approximately RMB 370 million ($58 million). On October 17, 2011, Sinovel filed with the Beijing Arbitration Commission a request for change of counterclaim to increase its damage claim to approximately RMB 1 billion ($157 million). On December 22, 2011, Sinovel filed with the Beijing Arbitration Commission an additional request for change of counterclaim to increase its damages claim to approximately RMB 1.2 billion ($190 million). Deducting the RMB 430 million ($67 million) of past product shipments claimed by the Company, the net amount of damages claimed by Sinovel is approximately RMB 770 million ($120 million). The Company believes that Sinovel’s claims are without merit and it intends to defend these actions vigorously. Since the proceedings in this matter are in relatively early stages, the Company cannot reasonably estimate possible losses or range of losses at this time.

The Company also submitted a civil action application to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Yi Zhong Min Chu Zi No. 15524, against Sinovel for software copyright infringement on September 13, 2011. The application alleges Sinovel’s unauthorized use of portions of the Company’s wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines and the binary code, or upper layer, of the Company’s software for the PM3000 power converters in 1.5MW wind turbines. In July 2011, a former employee of the Company’s AMSC Windtec GmbH subsidiary was arrested in Austria on charges of economic espionage and fraudulent manipulation of data. In September 2011, the former employee pled guilty to the charges, and he is currently serving a prison sentence. As a result of the Company’s internal investigation and a criminal investigation conducted by Austrian authorities, the Company believes that this former employee was contracted by Sinovel through an intermediary while employed by the Company and improperly obtained and transferred to Sinovel portions of its wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines. Moreover, the Company believes the former employee illegally used source code to develop for Sinovel a software modification to circumvent the encryption and remove technical protection measures on the PM3000 power converters in 1.5MW wind turbines in the field. The Company is seeking a cease and desist order with respect to the unauthorized copying, installation and use of its software, monetary damages of approximately RMB 38 million ($6 million) for our economic losses and reimbursement of all costs and reasonable expenses. The No. 1 Intermediate People’s Court accepted the case, which was necessary in order for the case to proceed. In November 2011, Sinovel filed a motion to remove this case from the Beijing No. 1 Intermediate People’s Court and transfer the matter to the Beijing Arbitration Commission. The Company is awaiting the court’s decision.

The Company submitted a civil action application to the Beijing Higher People’s Court against Sinovel and certain of its employees for trade secret infringement on September 13, 2011 under the caption (2011) Gao Min Chu Zi No. 4193. The application alleges the defendants’ unauthorized use of portions of the Company’s wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines as described above with respect to the Copyright Action. The Company is seeking monetary damages of RMB 2.9 billion ($453 million) for the trade secret infringement as well as reimbursement of all costs and reasonable expenses. The Beijing Higher People’s Court accepted the case, which was necessary in order for the case to proceed. On December 22, 2011, the Beijing Higher People’s Court transferred this case to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Gao Min Chu Zi No. 4193. The Company is currently awaiting notice from the Beijing No. 1 Intermediate People’s Court regarding the evidence submission deadline and the first hearing date.

On September 16, 2011, the Company filed a civil copyright infringement complaint in the Hainan Province No. 1 Intermediate People’s Court against Dalian Guotong Electric Co. Ltd. (“Guotong”), a supplier of power converter products to Sinovel, and Huaneng Hainan Power, Inc. (“Huaneng”), a wind farm operator that has purchased Sinovel wind turbines containing Guotong power converter products. The case is captioned (2011) Hainan Yi Zhong Min Chu Zi No. 62. The application alleges that the Company’s PM1000 converters in certain Sinovel wind turbines have been replaced by converters produced by Guotong. Because the Guotong converters are being used in wind turbines containing the Company’s wind turbine control software, the Company believes that its copyrighted software is being infringed. The Company is seeking a cease and desist order with respect to the unauthorized use of its software, monetary damages of RMB 1.2 million ($0.2 million) for its economic losses (with respect to Guotong only) and reimbursement of all costs and reasonable expenses. The court has accepted the case, which was necessary in order for the case to proceed. In addition, upon the request of the defendant Huaneng, Sinovel has been added by the court to this case as a defendant and Huaneng has been released from this case. In December 2011, Sinovel filed a jurisdiction opposition motion requesting dismissal by the Hainan Province No. 1 Intermediate People’s Court, saying the case should be governed by the Beijing Arbitration Commission. On February 3, 2012, the Company received the Civil Ruling from the court, which granted Sinovel’s motion, and dismissed the entire case. The Company plans to appeal the court’s ruling.

Ghodawat Energy Pvt Ltd (“Ghodawat”), a company registered in India carrying on the business of wind power development, lodged a Request for Arbitration with the Secretariat of the ICC International Court of Arbitration on May 12, 2011 and named AMSC Windtec GmbH (“AMSC Windtec”) as the Respondent. Under the Request for Arbitration, Ghodawat alleges that AMSC Windtec breached an agreement dated March 19, 2008 pursuant to which AMSC Windtec granted a license to Ghodawat to manufacture, use, sell, market, erect, commission and maintain certain wind turbines using its technical information and wind turbine design (the “License Agreement”). Under the Request for Arbitration, Ghodawat’s claims in this arbitration amount to approximately €18 million ($24 million). AMSC Windtec filed an Answer to Request for Arbitration and Counterclaim (“Answer and Counterclaim”), in which AMSC Windtec denied Ghodawat’s claims in their entirety. AMSC Windtec has also submitted counterclaims under the License Agreement against Ghodawat in the amount of approximately €6 million ($9 million). Ghodawat has filed a Reply to Answer to Request for Arbitration and Counterclaim in which it denies AMSC Windtec’s counterclaims. The arbitration proceedings are currently ongoing. The Company has recorded a loss contingency based on its assessment of probable losses on this claim; however this amount is immaterial to its consolidated financial statements.

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

As of December 31, 2011, the Company had two performance bonds in support of customer contracts. The total value of the outstanding performance bonds was $0.4 million with various expiration dates through October 2012. In the event that the payment is made in accordance with the requirements of any of these performance bonds, the Company would record the payment as an offset to revenue.

At December 31, 2011, the Company had $9.0 million of restricted cash included in current assets and $2.5 million of restricted cash included in long-term assets. These amounts included in restricted cash represent deposits to secure letters of credit for various supply contracts. These deposits are held in interest bearing accounts.

The Company had unused, unsecured lines of credit consisting of €2.3 million (approximately $3.0 million) in Austria as of December 31, 2011. During the nine months ended December 31, 2011, the Company’s unsecured credit line with the Bank of China expired and it repaid borrowings on lines of credit of $4.6 million. There were no borrowings outstanding as of December 31, 2011.

11.    Equity Investments

Investment in Tres Amigas

On October 9, 2009, the Company made an investment in Tres Amigas LLC, a Delaware limited liability company (“Tres Amigas”), is focused on providing the first common interconnection of America’s three power grids to help the country achieve its renewable energy goals and facilitate the smooth, reliable and efficient transfer of green power from region to region, for $1.8 million, consisting of $0.8 million in cash and $1.0 million in AMSC common stock. On January 6, 2011 and May 20, 2011, the Company increased its minority position in Tres Amigas by investing an additional $1.8 million in cash on each date. As of December 31, 2011, the Company holds a 34% ownership interest in Tres Amigas.

The Company has determined that Tres Amigas is a variable interest entity (“VIE”) and that the Company is not the primary beneficiary of the VIE. Therefore, the Company has not consolidated Tres Amigas as of December 31, 2011. The investment is carried at the acquisition cost, plus the Company’s equity in undistributed earnings or losses. The Company’s maximum exposure to loss is limited to the Company’s recorded investment in this VIE. The Company’s investment in Tres Amigas is included in other assets on the consolidated balance sheet and the equity in undistributed losses of Tres Amigas is included in other income, net, on the consolidated statements of operations.

The net investment activity for the nine months ended December 31, 2011 is as follows (in thousands):

Balance at April 1, 2011	$3,026
Purchase of minority investment	1,800
Minority interest in net losses	(741)

Balance at December 31, 2011	$4,085

Investment in Blade Dynamics Ltd.

On August 12, 2010, the Company acquired (through its Austrian subsidiary), a minority ownership position in Blade Dynamics Ltd. (“Blade Dynamics”), a designer and manufacturer of advanced wind turbine blades based on proprietary materials and structural technologies, for $8.0 million in cash. The Company uses the equity method of accounting for this investment since it does not have a controlling ownership interest in the operating and financial policies of Blade Dynamics. As such, the investment is carried at the acquisition cost, plus the Company’s equity in undistributed earnings or losses. The Company’s investment is included in other assets on the unaudited condensed consolidated balance sheets and the minority interest in net losses of Blade Dynamics is included in other income, net, on the unaudited condensed consolidated statements of operations. As of December 31, 2011, the Company holds a 25% ownership interest in Blade Dynamics. The net investment activity for the nine months ended December 31, 2011 is as follows (in thousands):

Balance at April 1, 2011	$7,903
Minority interest in net losses	(880)
Net foreign exchange rate impact	(561)

Balance at December 31, 2011	$6,462

12.    Business Segments

Business segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in assessing performance and deciding how to allocate resources.

The Company segments its business into two market-facing business units: Wind and Grid. The Company believes this market-centric structure enables it to more effectively anticipate and meet the needs of wind turbine manufacturers, power generation project developers and electric utilities.

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

The operating results for the two business segments are as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
Revenues:
Wind	$10,125	$10,840	$27,836	$183,162
Grid	7,933	20,730	20,080	43,691

Total	$18,058	$31,570	$47,916	$226,853

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
Operating (loss) income:
Wind	($14,014)	($12,494)	($54,719)	$51,499
Grid	(6,313)	(8,189)	(24,511)	(35,166)
Unallocated corporate expenses	(6,242)	(2,277)	(36,790)	(10,135)

Total	($26,569)	($22,960)	($116,020)	$6,198

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

For the three and nine months ended December 31, 2011, unallocated corporate expenses primarily consist of restructuring and impairment charges of $4.1 million and $8.4 million, respectively, and stock-based compensation expense of $2.1 million and $7.7 million, respectively. In addition, the nine months ended December 31, 2011 includes expense of $20.6 million for the write-off of an advanced payment to The Switch. Unallocated corporate expenses primarily consist of stock-based compensation expense of $2.2 million and $10.1 million for the three and nine months ended December 31, 2010, respectively.

Total assets for the two business segments are as follows (in thousands):

	December 31, 2011	March 31, 2011
Wind	$89,370	$145,464
Grid	70,285	67,081
Corporate assets	115,708	228,664

Total	$275,363	$441,209

The following table sets forth customers who represented 10% or more of the Company’s total revenues:

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
Inox Wind, Ltd.	27%	< 10%	21%	< 10%
Doosan Heavy Industries & Construction Co Ltd.	12%	< 10%	15%	< 10%
Ergon Energy Corporation Limited	11%	—	< 10%	—
Vestas – Australian Wind Technology Ltd	< 10%	44%	< 10%	< 10%
Hyundai Heavy Industries Co., Ltd.	< 10%	10%	< 10%	< 10%
Shenyang Blower Works Group Co., Ltd.	< 10%	11%	< 10%	< 10%
Sinovel Wind Co., Ltd	—	—	—	66%

13.    Recent Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-29, Business Combinations (Topic 805), Disclosure of Supplementary Pro forma Information for Business Combinations a consensus of the FASB Emerging Issues Task Force (ASC 2010-29). This amendment clarifies the periods for which pro forma financial information is presented. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective prospectively for business combinations that occur on or after the beginning of the first annual reporting period beginning after December 15, 2010. The adoption of ASU 2010-29 did not have a material impact on the Company’s consolidated results of operations, financial condition, or cash flows.

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material impact on the Company’s consolidated results of operations, financial condition, or cash flows.

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

AMSC, American Superconductor, Amperium, dSVC, DataPark, D-VAR, D-VAR-RT, FaultBlocker, Gridtec Solutions, PowerModule, PowerPipelines, PQ-IVR, SafetyLock, SeaTitan, SolarTie, SuperGEAR, Wind-RT, Windtec, Windtec Solutions, wtCMS, wtSCADA, wtWPC, and “smarter, cleaner … better energy,” are trademarks or registered trademarks of American Superconductor Corporation or its subsidiaries. All other brand names, product names, trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

Executive Overview

American Superconductor Corporation (“AMSC”) was founded on April 9, 1987. We are a leading provider of megawatt-scale solutions that lower the cost of wind power and enhance the performance of the power grid. In the wind power market, we enable manufacturers to field wind turbines through our advanced engineering, support services and power electronics products. In the power grid market, we enable electric utilities and renewable energy project developers to connect, transmit and distribute power through our transmission planning services and power electronics and superconductor based products. Our wind and power grid products and services provide exceptional reliability, security, efficiency and affordability to our customers.

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

We segment our business in two market-facing business units: Wind and Grid. We believe this market-centric structure enables us to more effectively anticipate and meet the needs of wind turbine manufacturers, power generation project developers and electric utilities.

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

Our fiscal year begins on April 1 and ends on March 31. This document refers to fiscal 2011, which is defined as the period beginning on April 1, 2011 and concluding on March 31, 2012. The third quarter of fiscal 2011 began on October 1, 2011 and concluded on December 31, 2011.

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

As of December 31, 2011 and March 31, 2011, we had backlog of approximately $299.6 million and $228.4 million, respectively, excluding Sinovel. On March 31, 2011, Sinovel refused to accept contracted shipments of 1.5MW and 3MW wind turbine core electrical components and spare parts that we were prepared to deliver. As a result, we have not made shipments to Sinovel since February 2011. Additionally, we are pursuing litigation against Sinovel for the theft of our intellectual property (as discussed below). Consequently, our reported backlog excludes purchase contracts with Sinovel.

During March 2011, we engaged in discussions with Sinovel regarding the acceptance of its scheduled shipments, outstanding receivables, and the delivery of a custom solution desired by Sinovel for low voltage ride through (“LVRT”) that required a modification to our existing LVRT design. The custom design required modified software and additional hardware. Toward the end of March, Sinovel requested that we provide them with the additional hardware without additional cost. On March 31, 2011, we proposed to Sinovel that we would provide the additional hardware without additional cost if Sinovel would accept the scheduled shipments. Sinovel rejected this proposal due to what we were told was excess inventory of our components. Since Sinovel did not give us the requisite notice under our contracts that they intended to delay acceptance of deliveries, we believe that these actions constitute material breaches of our contracts.

As of the date of this filing, we have not received payment for any outstanding receivables nor have we been notified as to when, if ever, Sinovel will accept contracted shipments that were scheduled for delivery after March 31, 2011. Additionally, based in part upon evidence obtained through an internal investigation and a criminal investigation conducted by Austrian authorities regarding the actions of a former employee of our AMSC Austria subsidiary, we believe that Sinovel illegally obtained and used our intellectual property in violation of civil and criminal intellectual property laws. In July 2011, the former employee was arrested in Austria and in September 2011, pled guilty to charges of economic espionage and fraudulent manipulation of data. The evidence presented during the court hearing showed that this former employee was contracted by Sinovel through an intermediary while employed by us and improperly obtained and transferred to Sinovel portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines. Except for portions of this 1.5MW wind turbine software, we do not believe that the source code for any other turbines, such as the 3MW, 5MW and 6MW wind turbines that were designed by and co-developed with us have been transferred to Sinovel. Moreover, we believe the evidence shows this former employee illegally used source code to develop for Sinovel a software modification to circumvent the encryption and remove technical protection measures on the PM3000 power converters in 1.5MW wind turbines in the field. We believe that only the binary code, or upper layer, of the PM3000 software developed to circumvent the encryption and remove technical protection measures was transferred to Sinovel. We do not believe that any PM3000 source code was transferred to Sinovel. These actions potentially enable Sinovel to deploy, independent of us, wind turbine control software, including a low voltage ride through solution, on all of its 1.5MW wind turbines in the field. In addition, by having the wind turbine control source code, Sinovel could potentially modify the source code to allow the use of core electrical components, including power converters, from other manufacturers.

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

On September 16, 2011, we filed a civil complaint in China against Dalian Guotong Electric, Co., Ltd. and other parties. The complaints allege the illegal use of our intellectual property. We are seeking to compel Sinovel and the other parties to cease and desist from infringing our intellectual property and are also seeking monetary damages to compensate us for our economic losses resulting from the infringement. In December 2011, Sinovel filed a jurisdiction opposition motion requesting dismissal by the Hainan Province No. 1 Intermediate People’s Court, saying the case should be governed by the Beijing Arbitration Commission. On February 3, 2012, we received the Civil Ruling from the court, which granted Sinovel’s motion, and dismissed the entire case. We plan to appeal the court’s ruling.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. There were no significant changes in the third quarter of fiscal 2011 in the critical accounting policies that were disclosed in our Form 10-K for fiscal 2010, which ended on March 31, 2011.

Results of Operations

Three and nine months ended December 31, 2011 compared to the three and nine months ended December 31, 2010

Beginning on April 1, 2011, management revised its reportable business segments into Wind and Grid as a result of changes in the manner in which we disaggregate the Company’s operations for making operating decisions and assessing performance of our business segments. Previously, we had two reportable business segments: AMSC Power Systems and AMSC Superconductors. All prior period segment disclosures have been revised to conform to management’s current view of its business segments.

As discussed above, the loss of Sinovel as a customer has materially and adversely affected our business and results of operations. Because Sinovel has accounted for more than two-thirds of our revenues over each of the past three fiscal years, we experienced significantly lower revenues and significant operating losses during the three and nine months ended December 31, 2011. Revenues to Sinovel represented 0% and 66% of total revenues for the three and nine months ended December 31, 2010, respectively. Since no cash payments were made by Sinovel in the three and nine months ended December 31, 2011, no revenue was recognized from Sinovel in the three and nine months ended December 31, 2011.

Revenues

Total revenues decreased by 43% and 79% to $18.1 million and $47.9 million for the three and nine months ended December 31, 2011, respectively, compared to $31.6 million and $226.9 million for the three and nine months ended December 31, 2010, respectively. Our revenues are summarized as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
Revenues:
Wind	$10,125	$10,840	$27,836	$183,162
Grid	7,933	20,730	20,080	43,691

Total	$18,058	$31,570	$47,916	$226,853

Our Wind business unit accounted for 56% and 58% of total revenues for the three and nine months ended December 31, 2011, respectively, compared to 34% and 81% for the three and nine months ended December 31, 2010, respectively. Revenues in the Wind business unit decreased 7% and 85% to $10.1 million and $27.8 million in the three and nine months ended December 31, 2011, respectively, from $10.8 million and $183.2 million in the three and nine months ended December 31, 2010, respectively. The decrease in Wind business unit revenues for the three months ended December 31, 2011 was primarily due to lower Wind product sales in China. The decrease in Wind revenues for the nine months ended December 31, 2011 was primarily due to the loss of Sinovel as a customer, as described above.

Our Grid business unit accounted for 44% and 42% of total revenues for the three and nine months ended December 31, 2011, respectively, compared to 66% and 19% for the three and nine months ended December 31, 2010, respectively. Revenues in the Grid business unit decreased 62% and 54% to $7.9 million and $20.1 million in the three and nine months ended December 31, 2011, respectively, from $20.7 million and $43.7 million in the three and nine months ended December 31, 2010, respectively. The decrease in Grid business unit revenues for the three and nine months ended December 31, 2011 was due primarily to a large D-VAR sale in the three months ended December 31, 2010 and lower HTS product sales.

The following table sets forth customers who represented 10% or more of the Company’s total revenues:

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
Inox Wind, Ltd.	27%	< 10%	21%	< 10%
Doosan Heavy Industries & Construction Co Ltd.	12%	< 10%	15%	< 10%
Ergon Energy Corporation Limited	11%	—	< 10%	—
Vestas – Australian Wind Technology Ltd	< 10%	44%	< 10%	< 10%
Hyundai Heavy Industries Co., Ltd.	< 10%	10%	< 10%	< 10%
Shenyang Blower Works Group Co., Ltd.	< 10%	11%	< 10%	< 10%
Sinovel Wind Co., Ltd	—	—	—	66%

Revenues from significant government-funded contracts are summarized as follows (in thousands):

Project name	Expected total contract value	Revenue earned through December 31, 2011	Three months ended December 31,		Nine months ended December 31,
			2011	2010	2011	2010
HYDRA	$29,043	$11,760	$511	$112	$1,208	$621
LIPA I and II	40,141	39,900	116	861	1,500	3,009
DOE-FCL	7,898	6,962	95	571	409	1,558
NAVSEA Motor Study	6,511	6,492	—	103	—	252

Total	$83,593	$65,114	$722	$1,647	$3,117	$5,440

These projects represented 9% and 16% of the Grid business unit revenues for the three and nine months ended December 31, 2011, respectively, compared to 8% and 12% for the three and nine months ended December 31, 2010, respectively.

Project HYDRA is a contract with Consolidated Edison, Inc. which is being partially funded by the U.S. Department of Homeland Security (“DHS”). DHS is expected to invest up to a total of $29.0 million in the development of a new high temperature superconductor power grid technology called FaultBlocker™ cable systems. FaultBlocker cable systems are designed to utilize customized Amperium™ HTS wires, and ancillary controls to deliver more power through the grid while also being able to suppress power surges that can disrupt service. On September 15, 2011, DHS committed an additional $4.1 million in funding on Project HYDRA. Of the total $29.0 million in funding expected from DHS, it has committed funding of $15.6 million to us as of December 31, 2011. Consolidated Edison and Southwire Company are subcontractors to us on this project.

LIPA II is a project to install an HTS power cable utilizing our Amperium™ wire for the Long Island Power Authority. DOE-FCL is a project to develop and demonstrate a transmission voltage SuperLimiter fault current limiter (“FCL”). The NAVSEA Motor Study is a project designed to test the 36.5 MW superconductor motor developed for the U.S. Navy.

Cost of Revenues and Gross Margin

Cost of revenues decreased by 40% and 61% to $18.9 million and $57.8 million for the three and nine months ended December 31, 2011, compared to $31.5 million and $149.2 million for the three and nine months ended December 31, 2010. Gross margin was (5%) and (21%) for the three and nine months ended December 31, 2011, respectively, compared to 0% and 34% for the three and nine months ended December 31, 2010, respectively. The decrease in gross margin in the three months ended December 31, 2011 compared to the same period in fiscal 2010 was due primarily to lower sales volume resulting in unabsorbed fixed costs. The decrease in gross margin for the nine months ended December 31, 2011 as compared to the same period in fiscal 2010 was primarily a result of lower sales due to the loss of Sinovel as a customer and unabsorbed fixed overhead due to idle capacity. This is expected to improve in the future quarters as the wind market in China recovers.

Operating Expenses

Research and development

A portion of our R&D expenditures related to externally funded development contracts has been classified as cost of revenues (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost-sharing funding. Our R&D expenditures are summarized as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
R&D expenses per condensed consolidated statements of operations	$5,928	$8,417	$21,339	$23,610
R&D expenditures reclassified as cost of revenues	2,480	3,862	9,782	11,582
R&D expenditures offset by cost-sharing funding	42	128	123	402

Aggregated R&D expenses	$8,450	$12,407	$31,244	$35,594

R&D expenses (exclusive of amounts classified as cost of revenues and amounts offset by cost-sharing funding) decreased by 30% and 10% to $5.9 million and $21.3 million for the three and nine months ended December 31, 2011, respectively, from $8.4 million and $23.6 million for the three and nine months ended December 31, 2010, respectively. Lower R&D expenditures for the three and nine months ended December 31, 2011 were primarily due to the impact of our cost reduction activities. The decrease in R&D expenditures reclassified to costs of revenue was a result of decreased efforts under license and development contracts for wind turbine designs compared to the prior year. Aggregated R&D expenses, which include amounts classified as cost of revenues and amounts offset by cost-sharing funding, decreased 32% and 12% to $8.5 million and $31.2 million, or 47% and 65% of revenues for the three and nine months ended December 31, 2011, respectively, compared to $12.4 million and $35.6 million, or 39% and 16% of revenues, for the three and nine months ended December 31, 2010, respectively. R&D expenses are expected to decline year over year for the next several quarters as a result of the restructuring actions undertaken in fiscal 2011.

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

Selling, general, and administrative

SG&A expenses increased by 9% and 18% to $15.4 million and $55.0 million, or 85% and 115% of revenues, for the three and nine months ended December 31, 2011, respectively, from $14.2 million and $46.7 million, or 45% and 21% of revenues, for each of the three and nine months ended December 31, 2010, respectively.

The increases in SG&A expenses were due primarily to increases in legal fees associated with ongoing litigation as discussed in Part II, Item 1, “Legal Proceedings,” of this Quarterly Report on Form 10-Q. During the three and nine months ended December 31, 2011, we incurred $2.4 million and $5.8 million, respectively, in legal fees related to Sinovel litigation. Going forward, we expect litigation expenses for Sinovel to be reduced as compared to the amount incurred in the third quarter.

Write-off of advance payment

In October 2011, we terminated our previously planned acquisition of The Switch due to adverse market conditions for a financing required to fund the acquisition. As a result, The Switch retained a $20.6 million advance payment as a break-up fee, and we recorded a write-off of the advance payment during the nine months ended December 31, 2011.

Amortization of acquisition related intangibles

We recorded amortization expense related to our core technology and know-how, trade names and trademark intangible assets of $0.3 million and $0.9 million in the three and nine months ended December 31, 2011, respectively, compared to $0.4 million and $1.2 million in the three and nine months ended December 31, 2010. These intangible assets are primarily a result of our AMSC Windtec acquisition.

Restructuring and impairments

We recorded restructuring and impairment charges of $4.1 million and $8.4 million in the three and nine months ended December 31, 2011, respectively. These amounts consist primarily of a long-lived asset impairment of $1.7 million recorded in the three months ended December 31, 2011. In addition, for the three and nine months ended December 31, 2011, these amounts include employee severance and benefit costs related to the restructuring plan of $2.2 million and $5.4 million, respectively, and impairment charges on long-lived assets for which there is no remaining future economic benefit as of December 31, 2011 of $0.1 million and $1.1 million, respectively. Finally, for the nine months ended December 31, 2011, the Company recorded facility exit costs of $0.1 million associated with portions of the leased space in Klagenfurt, Austria

Operating (loss) income

Our operating (loss) income is summarized as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
Operating (loss) income:
Wind	($14,014)	($12,494)	($54,719)	$51,499
Grid	(6,313)	(8,189)	(24,511)	(35,166)
Unallocated corporate expenses	(6,242)	(2,277)	(36,790)	(10,135)

Total	($26,569)	($22,960)	($116,020)	$6,198

Operating loss for the Wind business unit increased to $14.0 million in the three months ended December 31, 2011 compared to $12.5 million in the three months ended December 31, 2010. Operating (loss) income for the Wind business unit decreased to an operating loss of $54.7 million in the nine months ended December 31, 2011, compared to operating income of $51.5 million in the nine months ended December 31, 2010. For the three months ended December 31, 2011 the increase in operating loss was primarily due to a lower revenues and legal expenses associated with the Sinovel litigation. For the nine months ended December 31, 2011, the decrease in Wind business unit operating income was primarily due to the loss of Sinovel as a customer, as described above.

Operating loss for the Grid business unit decreased to $6.3 million in the three months ended December 31, 2011, from $8.2 million in the three months ended December 31, 2010. Operating loss for the Grid business unit decreased to $24.5 million in the nine months ended December 31, 2011 from $35.2 million in the nine months ended December 31, 2010. The decreases in Grid business unit operating loss were primarily due to lower operating expenses as a result of the reductions in force, reduced discretionary spending and changes to corporate allocations, partially offset by reduced D-VAR revenues.

For the three and nine months ended December 31, 2011, unallocated corporate expenses primarily consist of restructuring and impairment charges of $4.1 million and $8.4 million, respectively, and stock-based compensation expense of $2.1 million and $7.7 million, respectively. In addition, the nine months ended December 31, 2011 includes expense of $20.6 million for the write-off of an advance payment to The Switch. Unallocated corporate expenses for the three and nine months ended December 31, 2010, primarily consist of stock-based compensation expense of $2.2 million and $10.1 million respectively.

Interest (expense) income, net

Interest (expense) income, net, was an expense of less than $0.1 million and income of $0.2 million in the three and nine months ended December 31, 2011, respectively, compared to income of $0.2 million and $0.5 million in the three and nine months ended December 31, 2010, respectively. The decreases are due primarily to lower interest-bearing cash balances.

Other income, net

Other income, net, was $0.4 million and $1.3 million in the three and nine months ended December 31, 2011, respectively, compared to $2.1 million and $4.7 million for the three and nine months ended December 31, 2010. The decrease in other income, net, for the three months ended December 31, 2011, primarily relates to a decrease in foreign currency gains of $1.9 million. For the nine months ended December 31, 2011, the decrease in other income, net primarily relates to a decrease in foreign currency gains of $2.8 million and an increase in losses on minority interest investments of $0.3 million.

Income Taxes

In the three and nine months ended December 31, 2011, we recorded income tax expense of less than $0.1 million and $1.2 million, respectively, compared to an income tax benefit of $2.5 million and an income tax expense of $12.6 million in the three and nine months ended December 31, 2010. Income tax expense decreased primarily due to the pretax losses in the three and nine months ended December 31, 2011 with a full valuation allowance applied to these deferred tax assets. We have provided a valuation allowance against all deferred tax assets as of December 31, 2011, as it is more likely than not that our deferred tax assets are not currently realizable due to the net operating losses incurred since our inception in the U.S. and the significant write-offs in certain foreign jurisdictions in the fiscal year ended March 31, 2011 and the losses forecasted in certain foreign jurisdictions in the future.

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

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
Net loss	$(26,271)	$(18,158)	$(115,660)	$(1,150)
Write-off of advance payment	—	—	20,551	—
Stock-based compensation	2,118	2,249	7,697	10,073
Restructuring and impairment charges	4,092	—	8,393	—
Executive severance	—	—	2,066	—
Sinovel litigation	2,423	—	5,757	—
Provision for excess and obsolete inventory	—	2,087	—	2,667
Adverse purchase commitment (recoveries) losses, net	(94)	—	73	—
Margin on zero cost-basis inventory	(46)	—	(173)	—
Value-added tax write-off	—	118	—	550
Amortization of acquisition-related intangibles	287	392	891	1,154
Tax effects	—	(88)	—	(255)

Non-GAAP net (loss) income	$(17,491)	$(13,400)	$(70,405)	$13,039

Non-GAAP (loss) earnings per share	$(0.34)	$(0.28)	$(1.39)	$0.28

Weighted average shares outstanding *	50,933	48,068	50,789	46,017

*	Diluted shares are used for periods where net income is generated.

We incurred non-GAAP net losses of $17.5 million and $70.4 million, or ($0.34) and ($1.39) per share, for the three months and nine months ended December 31, 2011, compared to non-GAAP net loss of $13.4 million, or ($0.28) per share and non-GAAP net income of $13.0 million, or $0.28 per diluted share, for the three and nine months ended December 31, 2010. The higher non-GAAP net losses were driven primarily by an increase in net loss as described above and decreases in stock-based compensation and provisions for excess and obsolete inventory related to certain customers in China, partially offset by add backs for the write-off of the advance payment to The Switch, Sinovel litigation expenses and restructuring and impairment charges.

Liquidity and Capital Resources

At December 31, 2011, we had cash, cash equivalents, marketable securities and restricted cash of $75.5 million, compared to $245.5 million at March 31, 2011, a decrease of $170.0 million. Our cash and cash equivalents, marketable securities and restricted cash are summarized as follows (in thousands):

	December 31, 2011	March 31, 2011
Cash and cash equivalents	$58,605	$123,783
Marketable securities	5,261	116,126
Restricted cash	11,589	5,566

Total cash, cash equivalents, marketable securities and restricted cash	$75,455	$245,475

For the nine months ended December 31, 2011, net cash used in operating activities was $133.3 million compared to $16.0 million in the nine months ended December 31, 2010. The increase in net cash used in operations is due primarily to an increase in net loss of $114.5 million and an increase in cash used for working capital of $32.2 million, partially offset by the write-off of the advance payment to The Switch of $20.6 million, net restructuring charges of $2.7 million, impairment charges of $2.8 million and deferred income taxes of $3.9 million.

For the nine months ended December 31, 2011, net cash provided by investing activities was $68.3 million compared to net cash used in investing activities of $64.8 million in the nine months ended December 31, 2010. The increase in net cash provided by investing activities for the nine months ended December 31, 2011 was driven primarily by an increase in net maturities and sales of marketable securities of $135.0 million, a decrease in capital expenditures of $21.4 million and decrease in purchased minority investments of $6.2 million, partially offset by the $20.6 million advance payment to The Switch and an increase in restricted cash of $6.3 million.

For the nine months ended December 31, 2011, net cash used in financing activities was $0.1 million compared to cash provided by financing activities of $162.6 million in the nine months ended December 31, 2010. The decrease in net cash provided by financing activities is primarily due to a decrease in proceeds from public offering of $155.2 million, a decrease from exercise of employee stock options and ESPP of $7.2 million and payments in lieu of issuance of common stock for payroll taxes of $0.3 million.

As of December 31, 2011, we had two performance bonds in support of customer contracts. The total value of the outstanding performance bonds is $0.4 million with expiration dates through October 2012. In the event that the payment is made in accordance with the requirements of any of these performance bonds, we would record the payment as an offset to revenue.

At December 31, 2011, the Company had $9.0 million of restricted cash included in current assets and $2.5 million of restricted cash included in long-term assets. These amounts included in restricted cash represent deposits to secure letters of credit for various supply contracts. These deposits are held in interest bearing accounts

We had unused, unsecured lines of credit consisting of €2.3 million (approximately $3.0 million) in Austria as of December 31, 2011. During the nine months ended December 31, 2011, our unsecured credit line with the Bank of China expired and we repaid borrowings on lines of credit of $4.6 million. There were no borrowings outstanding as of December 31, 2011.

Our business plan anticipates a substantial use of cash from operations in our fiscal year ending March 31, 2012 in light of the difficult and uncertain current economic environment in China, the significant restructuring actions undertaken and the slowdown in the Chinese wind power market, which has accounted for more than two-thirds of our revenues in recent fiscal years. At December 31, 2011, we had accrued liabilities related to adverse purchase commitments for inventory totaling $28.8 million. From April 1, 2011 through the date of this filing, we have reduced our global workforce by approximately 50%, which is expected to result in annual savings of approximately $50 million. As of December 31, 2011, we have a global workforce of over 400 persons. Our cost reduction efforts and anticipated revenue growth are expected to result in a substantial reduction in cash used for operations during the fiscal year ended March 31, 2013. We plan to continue to closely monitor our expenses and if required, will further reduce operating costs and capital spending to enhance liquidity. We are working with our inventory suppliers to delay cash settlements and, reduce the gross liability associated with our adverse purchase commitments. We believe that our available cash, together with additional reductions in operating costs and capital expenditures as necessary, will be sufficient to fund our operations, capital expenditures and other cash requirements for the next twelve months. To bolster our long-term liquidity, we intend to seek financing through means that may include public and private equity offerings, debt financings, and other financing alternatives. However, there can be no assurance that financing will be available on commercially acceptable terms or at all. Our liquidity is highly dependent on our ability to profitably grow revenues, successfully manage our adverse purchase order commitments and raise additional capital as required.

Between April 6, 2011 and May 12, 2011, seven putative securities class action complaints were filed against us and two of our officers in the United States District Court for the District of Massachusetts; one complaint additionally asserted claims against the underwriters who participated in our November 12, 2010 securities offering. On June 7, 2011, the United States District Court for the District of Massachusetts consolidated these actions under the caption Lenartz v. American Superconductor Corporation, et al., Docket No. 1:11-cv-10582-WGY. On August 31, 2011, Lead Plaintiff, the Plumbers and Pipefitters National Pension Fund, filed a consolidated amended complaint against us, our officers and directors, and the underwriters who participated in our November 12, 2010 securities offering, asserting claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934, as well as under sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The complaint alleges that during the relevant class period, we and our officers omitted to state material facts and made materially false and misleading statements relating to, among other things, our projected and recognized revenues and earnings, as well as our relationship with Sinovel Wind Group Co., Ltd. that artificially inflated the value of our stock price. The complaint further alleges that our November 12, 2010 securities offering contained untrue statements of material facts and omitted to state material facts required to be stated therein. The plaintiffs seek unspecified damages, rescindment of our November 12, 2010 securities offering, and an award of costs and expenses, including attorney’s fees.

Between May 4, 2011 and June 17, 2011, four putative shareholder derivative complaints were filed against us (as a nominal defendant) and certain of our directors in the United States District Court for the District of Massachusetts. On July 5, 2011, the District Court consolidated three of these actions, and that matter is now captioned In re American Superconductor Corporation Derivative Litigation, Docket No. 1:11-cv-10784-WGY. On June 1, 2011, the plaintiff in the fourth action, Marlborough Family Revocable Trust v. Yurek, et al., moved to voluntarily dismiss its complaint and refiled its complaint in Superior Court for the Commonwealth of Massachusetts, Middlesex County. On September 7, 2011, the Marlborough action and another putative shareholder derivative complaint filed in Superior Court for the Commonwealth of Massachusetts were consolidated. That consolidated matter is captioned Marlborough Family Revocable Trust v. Yurek, et al., Docket No. 11-1961. On January 12, 2012, an additional shareholder derivative complaint was filed in the Court of Chancery for the State of Delaware. That matter is captioned Krasnoff v. Budhraja, et al., Docket No. 7171. The allegations of the derivative complaints mirror the allegations made in the putative class action complaints described above. The plaintiffs purport to assert claims against the director defendants for breach of fiduciary duty, abuse of control, gross mismanagement and corporate waste. The plaintiffs seek unspecified damages on behalf of us, as well as an award of costs and expenses, including attorney’s fees.

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

On October 8, 2011, Sinovel filed with the Beijing Arbitration Commission an application under the caption (2011) Jing Zhong An Zi No. 0693, for a counterclaim against the Company for breach of the same contracts under which the Company filed its original arbitration claim. Sinovel claimed, among other things, that the goods supplied by the Company do not conform to the standards specified in the contracts and claimed damages in the amount of approximately RMB 370 million ($58 million). On October 17, 2011, Sinovel filed with the Beijing Arbitration Commission a request for change of counterclaim to increase its damage claim to approximately RMB 1 billion ($157 million). On December 22, 2011, Sinovel filed with the Beijing Arbitration Commission an additional request for change of counterclaim to increase its damages claim to approximately RMB 1.2 billion ($190 million). Deducting the RMB 430 million ($67 million) of past product shipments claimed by the Company, the net amount of damages claimed by Sinovel is approximately RMB 770 million ($120 million). We believe that Sinovel’s claims are without merit and we intend to defend these actions vigorously. Since the proceedings in this matter are in relatively early stages, we cannot reasonably estimate possible losses or range of losses at this time.

We also submitted a civil action application to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Yi Zhong Min Chu Zi No. 15524, against Sinovel for software copyright infringement on September 13, 2011. The application alleges Sinovel’s unauthorized use of portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines and the binary code, or upper layer, of our software for the PM3000 power converters in 1.5MW wind turbines. In July 2011, a former employee of our AMSC Windtec GmbH subsidiary was arrested in Austria on charges of economic espionage and fraudulent manipulation of data. In September 2011, the former employee pled guilty to the charges, and he is currently serving a prison sentence. As a result of our internal investigation and a criminal investigation conducted by Austrian authorities, we believe that this former employee was contracted by Sinovel through an intermediary while employed by us and improperly obtained and transferred to Sinovel portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines. Moreover, we believe the former employee illegally used source code to develop for Sinovel a software modification to circumvent the encryption and remove technical protection measures on the PM3000 power converters in 1.5MW wind turbines in the field. We are seeking a cease and desist order with respect to the unauthorized copying, installation and use of our software, monetary damages of approximately RMB 38 million ($6 million) for our economic losses and reimbursement of all costs and reasonable expenses. The No. 1 Intermediate People’s Court accepted the case, which was necessary in order for the case to proceed. In November 2011, Sinovel filed a motion to remove this case from the Beijing No. 1 Intermediate People’s Court and transfer the matter to the Beijing Arbitration Commission. We are awaiting the court’s decision.

We submitted a civil action application to the Beijing Higher People’s Court against Sinovel and certain of its employees for trade secret infringement on September 13 2011 under the caption (2011) Gao Min Chu Zi No. 4193. The application alleges the defendants’ unauthorized use of portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines as described above with respect to the Copyright Action. We are seeking monetary damages of RMB 2.9 billion ($453 million) for the trade secret infringement as well as reimbursement of all costs and reasonable expenses. The Beijing Higher People’s Court accepted the case, which was necessary in order for the case to proceed. On December 22, 2011 the Beijing Higher People’s Court transferred this case to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Gao Min Chu Zi No. 4193. We are currently awaiting notice from the Beijing No. 1 Intermediate People’s Court regarding the evidence submission deadline and the first hearing date.

On September 16, 2011, we filed a civil copyright infringement complaint in the Hainan Province No. 1 Intermediate People’s Court against Dalian Guotong Electric Co. Ltd. (“Guotong”), a supplier of power converter products to Sinovel, and Huaneng Hainan Power, Inc. (“Huaneng”), a wind farm operator that has purchased Sinovel wind turbines containing Guotong power converter products. The case is captioned (2011) Hainan Yi Zhong Min Chu Zi No. 62. The application alleges that our PM1000 converters in certain Sinovel wind turbines have been replaced by converters produced by Guotong. Because the Guotong converters are being used in wind turbines containing our wind turbine control software, we believe that our copyrighted software is being infringed. We are seeking a cease and desist order with respect to the unauthorized use of our software, monetary damages of RMB 1.2 million ($0.2 million) for our economic losses (with respect to Guotong only) and reimbursement of all costs and reasonable expenses. The court has accepted the case, which was necessary in order for the case to proceed. In addition, upon the request of the defendant Huaneng, Sinovel has been added by the court to this case as a defendant and Huaneng has been released from this case. In December 2011, Sinovel filed a jurisdiction opposition motion requesting dismissal by the Hainan Province No. 1 Intermediate People’s Court, saying the case should be governed by the Beijing Arbitration Commission. On February 3, 2012, we received the Civil Ruling from the court, which granted Sinovel’s motion, and dismissed the entire case. We plan to appeal the court’s ruling.

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

Recent Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-29, Business Combinations (Topic 805), Disclosure of Supplementary Pro forma Information for Business Combinations a consensus of the FASB Emerging Issues Task Force (ASC 2010-29). This amendment clarifies the periods for which pro forma financial information is presented. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective prospectively for business combinations that occur on or after the beginning of the first annual reporting period beginning after December 15, 2010. The adoption of ASU 2010-29 did not have a material impact on our consolidated results of operations, financial condition, or cash flows.

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011. We do not expect the adoption of ASU 2011-05 to have a material impact on our consolidated results of operations, financial condition, or cash flows.

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

Foreign currency gains included in net loss were $0.7 million and $2.9 million for the three and nine months ended December 31, 2011, respectively. Foreign currency gains included in net loss were $2.6 million and $5.7 million for the three and nine months ended December 31, 2010, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Overview

Our management previously identified material weaknesses in internal control over financial reporting related to revenues and accounts receivable balances as fees were not fixed or determinable or collectability was not reasonably assured at the time revenue was recognized, which is described in our Annual Report on Form 10-K for the year ended March 31, 2011. During fiscal 2011, management has been focused on remediating these material weaknesses. The remediation process is ongoing but it is not yet complete. There was no change in internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The following discussion sets forth a summary of management’s evaluation of our disclosure controls and procedures as of December 31, 2011.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2011 because of the previously identified material weaknesses in internal control over financial reporting discussed below.

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

Material Weaknesses

As of December 31, 2011, the unremediated material weaknesses were as follows:

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

Remediation of Material Weaknesses

As of the date of this filing, the status of our remediation efforts with regards to the above material weaknesses is as follows:

•	we have established formal, written policies and procedures governing the customer credit process;

•	we have implemented improved procedures to ensure the proper review and documentation of customer creditworthiness;

•	we have established a new worldwide revenue manager position in finance with GAAP experience to ensure accuracy of revenue recognition;

•	we have implemented improved procedures to ensure the proper communication, approval and accounting review of deviations from sales contracts;

•

we have provided training to product managers and others involved in negotiating contractual arrangements and accounting for revenue transactions, and plan to provide additional guidance in order to heighten awareness of revenue recognition concepts under GAAP; and

•

we have implemented an improved internal communication process for senior management. During monthly operations reviews time is devoted to senior management review of pending operational and accounting issues for the current quarter.

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

Changes in Internal Control over Financial Reporting

Except as discussed above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Between April 6, 2011 and May 12, 2011, seven putative securities class action complaints were filed against us and two of our officers in the United States District Court for the District of Massachusetts; one complaint additionally asserted claims against the underwriters who participated in our November 12, 2010 securities offering. On June 7, 2011, the United States District Court for the District of Massachusetts consolidated these actions under the caption Lenartz v. American Superconductor Corporation, et al., Docket No. 1:11-cv-10582-WGY. On August 31, 2011, Lead Plaintiff, the Plumbers and Pipefitters National Pension Fund, filed a consolidated amended complaint against us, our officers and directors, and the underwriters who participated in our November 12, 2010 securities offering, asserting claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934, as well as under sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The complaint alleges that during the relevant class period, we and our officers omitted to state material facts and made materially false and misleading statements relating to, among other things, our projected and recognized revenues and earnings, as well as our relationship with Sinovel Wind Group Co., Ltd. that artificially inflated the value of our stock price. The complaint further alleges that our November 12, 2010 securities offering contained untrue statements of material facts and omitted to state material facts required to be stated therein. The plaintiffs seek unspecified damages, rescindment of our November 12, 2010 securities offering, and an award of costs and expenses, including attorney’s fees.

Between May 4, 2011 and June 17, 2011, four putative shareholder derivative complaints were filed against us (as a nominal defendant) and certain of our directors in the United States District Court for the District of Massachusetts. On July 5, 2011, the District Court consolidated three of these actions, and that matter is now captioned In re American Superconductor Corporation Derivative Litigation, Docket No. 1:11-cv-10784-WGY. On June 1, 2011, the plaintiff in the fourth action, Marlborough Family Revocable Trust v. Yurek, et al., moved to voluntarily dismiss its complaint and refiled its complaint in Superior Court for the Commonwealth of Massachusetts, Middlesex County. On September 7, 2011, the Marlborough action and another putative shareholder derivative complaint filed in Superior Court for the Commonwealth of Massachusetts were consolidated. That consolidated matter is captioned Marlborough Family Revocable Trust v. Yurek, et al., Docket No. 11-1961. On January 12, 2012, an additional shareholder derivative complaint was filed in the Court of Chancery for the State of Delaware. That matter is captioned Krasnoff v. Budhraja, et al., Docket No. 7171. The allegations of the derivative complaints mirror the allegations made in the putative class action complaints described above. The plaintiffs purport to assert claims against the director defendants for breach of fiduciary duty, abuse of control, gross mismanagement and corporate waste. The plaintiffs seek unspecified damages on behalf of us, as well as an award of costs and expenses, including attorney’s fees.

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

On October 8, 2011, Sinovel filed with the Beijing Arbitration Commission an application under the caption (2011) Jing

Zhong An Zi No. 0693, for a counterclaim against the Company for breach of the same contracts under which the Company filed its original arbitration claim. Sinovel claimed, among other things, that the goods supplied by the Company do not conform to the standards specified in the contracts and claimed damages in the amount of approximately RMB 370 million ($58 million). On October 17, 2011, Sinovel filed with the Beijing Arbitration Commission a request for change of counterclaim to increase its damage claim to approximately RMB 1 billion ($157 million). On December 22, 2011, Sinovel filed with the Beijing Arbitration Commission an additional request for change of counterclaim to increase its damages claim to approximately RMB 1.2 billion ($190 million). Deducting the RMB 430 million ($67 million) of past products shipments claimed by the Company, the net amount of damages claimed by Sinovel is approximately RMB 770 million ($120 million). We believe that Sinovel’s claims are without merit and we intend to defend these actions vigorously. Since the proceedings in this matter are in relatively early stages, we cannot reasonably estimate possible losses or range of losses at this time.

We also submitted a civil action application to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Yi Zhong Min Chu Zi No. 15524, against Sinovel for software copyright infringement on September 13, 2011. The application alleges Sinovel’s unauthorized use of portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines and the binary code, or upper layer, of our software for the PM3000 power converters in 1.5MW wind turbines. In July 2011, a former employee of our AMSC Windtec GmbH subsidiary was arrested in Austria on charges of economic espionage and fraudulent manipulation of data. In September 2011, the former employee pled guilty to the charges, and he is currently serving a prison sentence. As a result of our internal investigation and a criminal investigation conducted by Austrian authorities, we believe that this former employee was contracted by Sinovel through an intermediary while employed by us and improperly obtained and transferred to Sinovel portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines. Moreover, we believe the former employee illegally used source code to develop for Sinovel a software modification to circumvent the encryption and remove technical protection measures on the PM3000 power converters in 1.5MW wind turbines in the field. We are seeking a cease and desist order with respect to the unauthorized copying, installation and use of our software, monetary damages of approximately RMB 38 million ($6 million) for our economic losses and reimbursement of all costs and reasonable expenses. The Beijing No. 1 Intermediate People’s Court accepted the case, which was necessary in order for the case to proceed. In November 2011, Sinovel filed a motion to remove this case from the Beijing No. 1 Intermediate People’s Court and to transfer the matter to the Beijing Arbitration Commission. We are awaiting the court’s decision.

We submitted a civil action application to the Beijing Higher People’s Court against Sinovel and certain of its employees for trade secret infringement on September 13 2011 under the caption (2011) Gao Min Chu Zi No. 4193. The application alleges the defendants’ unauthorized use of portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines as described above with respect to the Copyright Action. We are seeking monetary damages of RMB 2.9 billion ($453 million) for the trade secret infringement as well as reimbursement of all costs and reasonable expenses. The Beijing Higher People’s Court has accepted the case, which was necessary in order for the case to proceed. On December 22, 2011 the Beijing Higher People’s Court transferred the case to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Gao Min Chu Zi No. 4193. We are currently awaiting notice from the Beijing No. 1 Intermediate People’s Court regarding the evidence submission deadline and the first hearing date.

On September 16, 2011, we filed a civil copyright infringement complaint in the Hainan Province No. 1 Intermediate People’s Court against Dalian Guotong Electric Co. Ltd. (“Guotong”), a supplier of power converter products to Sinovel, and Huaneng Hainan Power, Inc. (“Huaneng”), a wind farm operator that has purchased Sinovel wind turbines containing Guotong power converter products. The case is captioned (2011) Hainan Yi Zhong Min Chu Zi No. 62. The application alleges that our PM1000 converters in certain Sinovel wind turbines have been replaced by converters produced by Guotong. Because the Guotong converters are being used in wind turbines containing our wind turbine control software, we believe that our copyrighted software is being infringed. We are seeking a cease and desist order with respect to the unauthorized use of our software, monetary damages of RMB 1.2 million ($0.2 million) for our economic losses (with respect to Guotong only) and reimbursement of all costs and reasonable expenses. The court has accepted the case, which was necessary in order for the case to proceed. In addition, upon the request of the defendant Huaneng, Sinovel has been added by the court to this case as a defendant and Huaneng has been released from this case. In December 2011, Sinovel filed a jurisdiction opposition motion requesting dismissal by the Hainan Province No. 1 Intermediate People’s Court, saying the case should be governed by the Beijing Arbitration Commission. On February 3, 2012, we received the Civil Ruling from the court, which granted Sinovel’s motion, and dismissed the entire case. We plan to appeal the court’s ruling.

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

We intend to seek additional funding and may be unable to raise capital when needed.

As of December 31, 2011, we had approximately $75.5 million of cash, cash equivalents, marketable securities and restricted cash. We have experienced a substantial decline in revenues and incurred a net loss of $115.7 million during the nine months ended December 31, 2011. We plan to continue to closely monitor our expenses and if required, will further reduce operating costs and capital spending to enhance liquidity. We are working with our inventory suppliers to delay cash settlements and, reduce the gross liability associated with our adverse purchase commitments. We believe that our available cash, together with additional reductions in operating costs and capital expenditures as necessary, will be sufficient to fund our operations, capital expenditures and other cash requirements for the next twelve months. To bolster our long-term liquidity, we intend to seek financing through means that may include public and private equity offerings, debt financings, and other financing alternatives. However, there can be no assurance that financing will be available on commercially acceptable terms or at all. Our liquidity is highly dependent on our ability to profitably grow revenues, successfully manage our adverse purchase order commitments and raise additional capital as required.

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

AMERICAN SUPERCONDUCTOR CORPORATION

Date: February 9, 2012	By:	/s/ David A. Henry

David A. Henry
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as amended

10.1	Termination Agreement dated as of October 28, 2011 by and between the Shareholders of The Switch Engineering Oy, a limited liability company incorporated and existing under the laws of Finland (“The Switch”), the Registrant and The Switch. (1)

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer—Certification pursuant to Rule13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Definition Linkbase Document.**

**	submitted electronically herewith

Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets as of December 31, 2011 and March 31, 2011, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended December 31, 2011 and 2010, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and 2010, and (v) Notes to Condensed Consolidated Financial Statements.

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

(1)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 31, 2011 (Commission File No. 000-19672)