Form 10-K
period 2012-03-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2012-06-06
CIK 880807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on September 30, 2011, based on the closing price of the shares of Common Stock on the Nasdaq Global Select Market on that date ($3.93 per share) was $149.2 million.

Number of shares outstanding of the registrant’s Common Stock, as of May 29, 2012 was 51,994,311.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the annual meeting of stockholders scheduled to be held on July 27, 2012, to be filed with the Securities and Exchange Commission (the “SEC”), are incorporated by reference in answer to Part III of this Form 10-K.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that relate to future events or conditions, including without limitation, the statements in Part I, “Item 1A. Risk Factors” and in Part II under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects or our prospective results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain. There are a number of important factors that could materially impact the value of our common stock or cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include: Our success in addressing the wind energy market is dependent on the manufacturers that license our designs; we may not realize all of the sales expected from our backlog of orders and contracts; our business and operations would be adversely impacted in the event of a failure or security breach of our information technology infrastructure;; our success is dependent upon attracting and retaining qualified personnel and our inability to do so could significantly damage our business and prospects; we rely upon third-party suppliers for the components and subassemblies of many of our Wind and Grid products, making us vulnerable to supply shortages and price fluctuations, which could harm our business; many of our revenue opportunities are dependent upon subcontractors and other business collaborators; if we fail to implement our business strategy successfully, our financial performance could be harmed; problems with product quality or product performance may cause us to incur warranty expenses and may damage our market reputation and prevent us from achieving increased sales and market share; our contracts with the U.S.

government are subject to audit, modification or termination by the U.S. government and include certain other provisions in favor of the government; the continued funding of such contracts remains subject to annual congressional appropriation which, if not approved, could reduce our revenue and lower or eliminate our profit; we may acquire additional complementary businesses or technologies, which may require us to incur substantial costs for which we may never realize the anticipated benefits; many of our customers outside of the United States are, either directly or indirectly, related to governmental entities, and we could be adversely affected by violations of the United States Foreign Corrupt Practices Act and similar worldwide anti-bribery laws outside the United States; we have limited experience in marketing and selling our superconductor products and system-level solutions, and our failure to effectively market and sell our products and solutions could lower our revenue and cash flow; we have a history of operating losses, and we may incur additional losses in the future; our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter; we may require additional funding in the future and may be unable to raise capital when needed; our new debt obligations include certain covenants and other events of default. Should we not comply with the covenants or incur an event of default, we may be required to repay our debt obligations in cash, which could have an adverse effect on our liquidity; we have recorded a liability for adverse purchase commitments with certain of our vendors; should we be required to settle these liabilities in cash, our liquidity could be adversely affected; if we fail to maintain proper and effective internal controls over financial reporting, our ability to produce accurate and timely financial statements could be impaired and may lead investors and other users to lose confidence in our financial data; we may be required to issue performance bonds or provide letters of credit, which restricts our ability to access any cash used as collateral for the bonds or letters of credit; changes in exchange rates could adversely affect our results from operations; growth of the wind energy market depends largely on the availability and size of government subsidies and economic incentives; we depend on sales to customers in China, and global conditions could negatively affect our operating results or limit our ability to expand our operations outside of China; changes in China’s political, social, regulatory and economic environment may affect our financial performance; our products face intense competition, which could limit our ability to acquire or retain customers; our international operations are subject to risks that we do not face in the United States, which could have an adverse effect on our operating results; adverse changes in domestic and global economic conditions could adversely affect our operating results; we may be unable to adequately prevent disclosure of trade secrets and other proprietary information; our patents may not provide meaningful protection for our technology, which could result in us losing some or all of our market position; the commercial uses of superconductor products are limited today, and a widespread commercial market for our products may not develop; there are a number of technological challenges that must be successfully addressed before our superconductor products can gain widespread commercial acceptance, and our inability to address such technological challenges could adversely affect our ability to acquire customers for our products; we have not manufactured our Amperium wire in commercial quantities, and a failure to manufacture our Amperium wire in commercial quantities at acceptable cost and quality levels would substantially limit our future revenue and profit potential; third parties have or may acquire patents that cover the materials, processes and technologies we use or may use in the future to manufacture our Amperium products, and our success depends on our ability to license such patents or other proprietary rights; our technology and products could infringe intellectual property rights of others, which may require costly litigation and, if we are not successful, could cause us to pay substantial damages and disrupt our business; we have filed a demand for arbitration and other lawsuits against our former largest customer, Sinovel, regarding amounts we contend are overdue. We cannot be certain as to the outcome of these proceedings; we have been named as a party to purported stockholder class actions and stockholder derivative complaints, and we may be named in additional litigation, all of which will require significant management time and attention, result in significant legal expenses and may result in an unfavorable outcome, which could have a material adverse effect on our business, operating results and financial condition; our 7% convertible note contains warrants and provisions that could limit our ability to repay the note in shares of common stock and should the note be repaid in stock, shareholders could experience significant dilution; our common stock has experienced, and may continue to experience, significant market price and volume fluctuations, which may prevent our stockholders from selling our common stock at a profit and could lead to costly litigation against us that could divert our management’s attention. These and the important factors discussed under the caption “Risk Factors” in Part 1. Item 1A of this Form 10-K for the fiscal year ended March 31, 2012, among others, could cause actual results to differ materially from those indicated by forward- looking statements made herein and presented elsewhere by management from time to time. Any such forward-looking statements represent management’s estimates as of the date of this Annual Report on Form 10-K. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

PART I

Item 1. BUSINESS

Overview

We are a leading provider of megawatt-scale solutions that lower the cost of wind power and enhance the performance of the power grid. In the wind power market, we enable manufacturers to field wind turbines through our advanced engineering, support services and power electronics products. In the power grid market, we enable electric utilities and renewable energy project developers to connect, transmit and distribute power through our transmission planning services and power electronics and superconductor-based products. Our wind and power grid products and services provide exceptional reliability, security, efficiency and affordability to our customers.

We were founded in April, 1987 and since our inception, our company has served more than ten wind turbine manufacturing customers including Beijing JINGCHENG New Energy in China, Inox Wind in India, Hyundai Heavy Industries and Korean Electric Power Corporation in South Korea and TECO in Taiwan. We have also served over 100 customers in the grid market since our inception, including American Electric Power and Long Island Power Authority in the United States, EDF Group in France and Ergon Energy in Australia. We serve customers globally through a localized sales and field service presence in our core target markets.

Our wind and power grid solutions help to improve energy efficiency, alleviate power grid capacity constraints and increase the adoption of renewable energy generation. Demand for our solutions is driven by the growing needs for renewable sources of electricity, such as wind and solar energy, and for modernized smart grids that improve power reliability and quality. Concerns about these factors have led to increased spending by corporations as well as supportive government regulations and initiatives on local, state and national levels, including renewable portfolio standards, tax incentives and international treaties. We estimate that the total addressable global market for our wind and grid solutions is nearly $10 billion.

We segment our operations into two market-facing business units: Wind and Grid. We believe this market-centric structure enables us to more effectively anticipate and meet the needs of wind turbine manufacturers, power generation project developers and electric utilities. We have reclassified prior period segment information in the Annual Report on Form 10-K to reflect our new segments.

•

Wind.    Through our Windtec Solutions brand, our Wind segment enables manufacturers to field wind turbines with exceptional power output, reliability and affordability. We license our highly engineered wind turbine designs, provide extensive customer support services and supply advanced power electronics and control systems to wind turbine manufacturers. Our design portfolio includes a broad range of drive trains and power ratings up to 10 megawatts. These designs and support services typically lead to sales of our power electronics and software-based control systems, which are designed for optimized performance, efficiency and grid compatibility.

•

Grid.    Through our Gridtec Solutions brand, our Grid segment enables electric utilities and renewable energy project developers to connect, transmit and distribute power with exceptional efficiency, reliability and affordability. We provide transmission planning services that allow us to identify power grid congestion, poor power quality and other risks, which help us determine how our solutions can improve network performance. These services often lead to sales of grid interconnection solutions for wind farms and solar power plants, power quality systems and transmission and distribution cable systems.

Our fiscal year begins on April 1 and ends on March 31. When we refer to a particular fiscal year, we are referring to the fiscal year beginning on April 1 of that same year. For example, fiscal 2011 refers to the fiscal year beginning on April 1, 2011. Other fiscal years follow similarly.

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

•

Differentiated Technologies.    Our PowerModuleTM power converters are based on proprietary software and hardware combinations and are used in a broad array of applications, including our D-VAR® grid interconnection and voltage control systems, as well as our wind turbine core electrical components and electrical control systems. Our proprietary Amperium™ wire was engineered to allow us to tailor the product via laminations to meet the electrical and mechanical performance requirements of widely varying end-use applications, including power cables and fault current limiters for the Grid market and generators for the Wind market.

•

Highly Scalable, Low-Cost Manufacturing Platform.    We can increase the production of our proprietary power electronics and superconductor technologies at costs that we believe are low relative to our competitors. Our proprietary manufacturing technique for Amperium™ wires is modular in nature, which allows us to expand manufacturing capacity at a relatively low incremental cost.

•

Robust Patent Position and Engineering Expertise.    As of March 31, 2012, we owned more than 155 patents and patent applications worldwide, and had rights through exclusive and non-exclusive licenses to more than 270 additional patents and patent applications. We believe our technology and manufacturing knowledge base, customer and product expertise and patent portfolio provide a strong competitive position.

•

Experienced Team.    Our senior management team has extensive energy experience and is composed of veterans of the electrical equipment, utility and wind power markets. As of March 31, 2012, management was supported by 446 employees worldwide, 21 of whom hold Ph.Ds in materials science, physics, metallurgy, engineering or other fields.

Strategy

Building on these competitive strengths, we plan to focus on driving revenue growth and enhancing our operating results through the objectives defined below.

•

Provide Solutions from Power Generation to Delivery.    From the generation source to the consumer, we focus on providing best-in-class engineering, support services, technologies and solutions that make the world’s power supplies smarter, cleaner and stronger.

•

Focus on “Megawatt-Scale” Power Offerings.    Our research, product development and sales efforts focus on megawatt-scale offerings ranging from designs of and power electronics for large wind turbine platforms to systems that stabilize power flows, integrate renewable power into the grid and carry power to and from transmission and distribution substations.

•

Pursue Emerging Overseas Markets and Serve Key Markets Locally.    We focus our sales efforts on overseas markets that are investing aggressively in renewable energy and power grid projects, and we have been particularly successful in targeting key Asian markets, including China, India and South Korea. As part of our strategy, we serve our key target markets with local sales and field service personnel, which enables us to understand market dynamics and more effectively anticipate customer needs while also reducing response time. We currently have operations in target markets such as Australia, China, India and South Korea.

•

Product Innovation.    We have a strong record of developing unique solutions for megawatt-scale power applications and will continue our focus on investing in innovation. In recent years, our product development efforts have included wind power-specific power converters and superconductor-based generators for 10 megawatt-scale wind turbines.

•

Pursue Targeted Strategic Acquisitions and Alliances.    We will continue to pursue strategic business relationships and acquisitions that complement our product portfolio and increase our rate of growth. We have built strategic alliances and close corporate relationships with many industry leaders (including LS Cable, Nexans, Siemens and Vestas) to develop and commercialize our products.

Market opportunities

Our solutions address two substantial global demands:

•	the demand for renewable sources of electricity, and

•	the demand for modernized, smart power grid infrastructure that alleviates capacity constraints and improves electricity reliability, security and efficiency.

Wind market overview

The market for wind-generated, zero-emission electricity has grown dramatically for more than a decade. According to the Global Wind Energy Council (the “GWEC”), more than 41,000 megawatts (“MW”) of wind generation capacity were added worldwide in 2011, as compared to 38,000 MW in 2010. We expect that the rate of global wind power installations in 2012 will be roughly equivalent with 2011.

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

•

Wind Turbine Designs.    We design and develop entire state-of-the-art onshore and offshore wind turbines with power ratings up to 10 megawatts for manufacturers who are in the business of producing wind turbines or who plan to enter the business of manufacturing wind turbines. These customers typically pay us licensing fees for wind turbine designs and purchase from us the core electrical components or complete electrical control systems needed to operate the wind turbines.

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

•

Electrical Control Systems.    We provide full electrical control systems or a subset of those systems (“core electrical components”) to manufacturers of wind turbines designed by us. Our electrical control systems regulate voltage, control power flows and maximize wind turbine efficiency, among other functions. To date, we have shipped enough core electrical components and complete electrical control systems to power more than 10,000 MW of wind power. We believe our electrical control systems represent approximately 10% of a wind turbine’s bill of materials, representing an addressable market in excess of $3 billion annually in 2011.

Our unique approach to the wind energy markets allows our customers to use our world-class turbine engineering capabilities while minimizing their research and development costs. These services and our advanced electrical control systems and core electrical components provide our customers with the ability to produce standardized or next-generation wind turbines at scale for their local market or the global market quickly and cost-effectively. Our team of highly experienced engineers works with clients to customize turbine designs specifically tailored to local markets while providing ongoing access to field services support and future technological advances. We have designed wind turbines for, or have licensed wind turbines to, more than 10 manufacturers in Europe and Asia.

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

•

Capacity.    The traditional way to increase power grid capacity without losing voltage stability is to install more overhead power lines and underground cables. However, permitting new transmission and distribution lines can take 10 years or more due to various public policy issues, such as environmental, aesthetic and health concerns. In urban and metropolitan areas, installing additional conventional underground copper cables is similarly challenging, since many existing underground corridors carrying power distribution cables are already filled to their physical capacity and cannot accommodate any additional conventional cables. In addition, adding new conduits requires excavation to expand existing corridors or create new corridors, which are costly and disruptive undertakings.

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

Core Technologies

Superconductors

Our second generation (“2G”) high-temperature (“HTS”) wire technology helps us address the smart grid infrastructure market opportunity by providing components and solutions designed to increase the power grid’s capacity, reliability, security and efficiency. Our wire, known as Amperium™ wire, conducts electricity with zero resistance below about -297 degrees Fahrenheit. The technology can be used in many applications including electricity transmission cables, superconducting generators, voltage regulators and degaussing systems for naval vessels. Superconductor power cables, which are a class of high-capacity, environmentally-benign and easy-to-install transmission and distribution cables, address power grid capacity issues by increasing the thermal limit of existing or new corridors. Superconductor power cables are cylindrically shaped systems consisting of HTS wires (which conduct electricity) surrounded by electrical insulation encased in a metal or polymeric jacket.

Currently, power cables are made primarily using copper wires. Power cables incorporating our Amperium™ wire are able to carry up to ten times the electrical current of copper cables of the same diameter. These new cable systems also bring efficiency advantages. Traditional cable systems heat up due to the electrical resistance of copper, causing electrical losses. Electrical losses at transmission voltage average about 7% in the United States and other developed nations, but can exceed 20% in some locations due to the distance of the line and the power grid’s architecture and characteristics, among other factors. Conversely, HTS materials can carry direct current (“DC”) with 100% efficiency and alternating current (“AC”) with nearly 100% efficiency when they are cooled below a critical temperature. As a result, AC HTS power cables lose significantly less power to resistive heating than copper cables, and DC HTS power cables have no energy losses due to resistive heating.

PowerModule Power Converters

Our family of PowerModuleTM power electronic converters incorporates power semiconductor devices that switch, control and move large amounts of power faster and with far less disruption than the electromechanical switches historically used. While our family of PowerModule™ systems today are used primarily in wind and power grid applications, they also have been incorporated into electric motor drives, distributed and dispersed generation devices (micro-turbines, fuel cells and PVs), power quality solutions, batteries and flywheel-based uninterruptible power supplies.

Our wind turbine electrical control systems and our D-VAR® systems incorporate our PowerModule™ technology.

Customers

Since our inception, we have served more than 10 Wind customers, including Doosan Heavy Industries, Hyundai Heavy Industries, Inox Wind, Shenyang Blower Works, XJ Group and JCNE. During this period we have also served over 100 Grid customers, including Alliant Energy, Areva, Basin Electric, Keys Energy, Long Island Power Authority and TransCanada.

Facilities and manufacturing

Our primary facilities and their primary functions are as follows:

•	Devens, Massachusetts — Corporate headquarters and superconductors research, development and manufacturing

•	New Berlin, Wisconsin — Power electronics and controls research and development

•	Middleton, Wisconsin — D-VAR system manufacturing

•	Klagenfurt, Austria — Wind turbine engineering

•	Suzhou, China — PowerModule power converter manufacturing

Our global footprint also includes sales and field service offices in the Australia, Germany, India, South Korea and the United Kingdom.

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

In fiscal year 2011 two customers, Inox Wind and Doosan Heavy Industries, accounted for approximately 18% and 11%, respectively, of our total revenues. We generated no revenue from Sinovel in fiscal year 2011. However, Sinovel represented approximately 68% and 70% of our total revenue for fiscal years 2010 and 2009, respectively, and was the only customer accounting for more than 10% of our total revenue for those fiscal years. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further discussion of the Sinovel customer relationship.

The portion of total revenue recognized from customers located outside the United States was 72%, 93% and 87% for fiscal years 2011, 2010 and 2009, respectively. Of the revenue recognized from customers outside the United States, we recognized 31%, 82% and 88% from customers in China in fiscal years 2011, 2010 and 2009, respectively. For additional financial information, see the notes to consolidated financial statements included herein, including Note 16, “Business Segment and Geographic Information,” regarding our business segments.

Backlog

We had backlog at March 31, 2012 of approximately $291.5 million from government and commercial customers, compared to $228.4 million at March 31, 2011. Backlog represents the value of contracts and purchase orders received less the revenue recognized to date on those contracts and purchase orders. Of our $291.5 million in backlog as of March 31, 2012, approximately 34% is scheduled for shipment to our customers during fiscal 2012 based on contractually agreed-upon terms.

Competition

We face competition in various aspects of our technology and product development. We believe that competitive performance in the marketplace depends upon several factors, including technical innovation, range of products and services, product quality and reliability, customer service and technical support.

Wind

We face competition for the supply of wind turbine engineering design services from design engineering firms such as GL Garrad Hassan, and from licensors of wind turbine systems such as Aerodyn, AventisEnergy and Fuhrlander.

We face competition from companies offering power electronic converters for use in applications for which we expect to sell our PowerModule™ products. These companies include ABB, Semikron, Vacon and Xantrex (a subsidiary of Schneider Electric).

We face competition from companies offering various types of wind turbine electrical system components, which include ABB, Converteam, Guotong Electric, Ingeteam, Mita-Teknik, Woodward and Xantrex. We also face indirect competition in the wind energy market from global manufacturers of wind energy systems, such as Gamesa, General Electric, Suzlon and Vestas.

Grid

We face competition from other companies offering FACTS systems similar to our D-VAR® and Static Var Compensator, (“SVC”) solutions. These include SVCs from ABB, Alstrom, AREVA, Mitsubishi Electric and Siemens; adaptive VAR compensators and STATCOMs produced by S&C Electric; DVRs produced by companies such as ABB and S&C Electric; and flywheels and battery-based UPS systems offered by various companies around the world.

We face competition both from vendors of traditional wires made from materials such as copper and from companies who are developing HTS wires. We also face competition for our Amperium™ wire from a number of companies in the United States and abroad who are developing 2G HTS wire technology. These include Innova, MetOx, Superconductor Technologies and Superpower (a subsidiary of Furukawa) in the United States; Fujikura, Showa and Sumitomo in Japan; SuNAM in South Korea; and Bruker, evico GmbH and Nexans in Europe. Certain companies, including evico GmbH, Nexans, Showa and Sumitomo Electric, have been focusing their research programs more recently on the development of 2G HTS wire made by the same or similar processes we have chosen to use to manufacture our Amperium™ wire.

Many of our competitors have substantially greater financial resources, research and development, manufacturing and marketing capabilities than we do. In addition, as our target markets develop, other large industrial companies may enter these fields and compete with us.

Patents, licenses and trade secrets

Patent Background

An important part of our business strategy is to develop a strong worldwide patent position in all of our technology areas. Our intellectual property (“IP”) portfolio includes both patents we own and patents we license from others. We devote substantial resources to building a strong patent position, and we believe that we have significantly strengthened our position in the past several years. As of March 31, 2012, we owned (either solely or jointly) more than 125 U.S. patents and more than 30 U.S. patent applications on file. We also hold licenses from third parties covering more than 100 issued U.S. patents and patent applications. Together with the international counterparts of each of these patents and patent applications, we own more than 600 patents and patent applications worldwide, and have rights through exclusive and non-exclusive licenses to more than 270 additional patents and patent applications. We believe that our current patent position, together with our expected ability to obtain licenses from other parties to the extent necessary, will provide us with sufficient proprietary rights to develop and sell our products. However, for the reasons described below, we cannot assure you that this will be the case.

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

There are no patents that we own or license expiring during fiscal 2012 that we consider material to our business or competitiveness.

Wind and Grid Patents

We have received patents and filed a significant number of additional patent applications on power quality and reliability systems, including our D-VAR® system. Our products are covered by more than 100 patents and patents pending worldwide on both our systems and power converter products. The patents and applications focus on inventions that significantly improve product performance and reduce product costs, thereby providing a competitive advantage. One invention of note allows for a reduction in the number of power inverters required in the system by optimally running the inverters in overload mode, thereby significantly reducing overall system costs. Another important invention uses inverters to offset transients due to capacitor bank switching, which provides improved system performance.

Under our Windtec Solutions brand, we design a variety of wind turbine systems and license these designs, including expertise and patent rights, to third parties for an upfront fee. Our wind turbine designs are covered by more than 100 patents and patents pending worldwide on wind turbine technology. We have patent coverage on the unique design features of our blade pitch control system, which ensures optimal aerodynamic flow conditions on the turbine blades and improves system efficiency and performance. The pitch system includes a patented SafetyLOCK™ feature that causes the blades to rotate to a feathered position to prevent the rotor blades from spinning during a fault.

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

HTS Patents

Since the discovery of high temperature superconductors in 1986, rapid technical advances have characterized the HTS industry, which in turn have resulted in a large number of patents, including overlapping patents, relating to superconductivity. As a result, the patent situation in the field of HTS technology and products is unusually complex. We have obtained licenses to patents and patent applications covering some HTS materials. AMSC has acquired exclusive rights (through 2017) to a fundamental U.S. patent (U.S. 8,060,169 B1)

covering (2G) and similar (HTS) wire and applications. However, we may have to obtain additional licenses to HTS materials.

We are focusing on the production of our Amperium™ wire, and we intend to continue to maintain a leadership position in 2G HTS wire through a combination of patents, licenses and proprietary expertise. In addition to our owned patents and patent applications in 2G HTS wire, we have obtained licenses from (i) MIT for the MOD process we use to deposit the YBCO layer, Alcatel-Lucent on the YBCO material, and (ii) the University of Tennessee/Battelle for the RABiTS® process we use for the substrate and buffer layers for this technology. If alternative processes become more promising in the future, we will also seek to develop a proprietary position in these alternative processes.

We have a significant number of patents and patents pending covering applications of HTS wire, such as HTS fault current limiters, FaultBlocker™ technology (including both HTS power cables and fault current limiting capability) and HTS rotating machines. Since the superconductor rotating machine and FaultBlocker™ applications are relatively new, we are building a particularly strong patent position in these areas. At present, we believe we have the world’s broadest and most fundamental patent position in superconductor rotating machines technology. We have also filed a series of patents on our concept for our proprietary FaultBlocker™ technology. However, there can be no assurance that that these patents will be sufficient to assure our freedom of action in these fields without further licensing from others. See Part I, Item 1A, “Risk Factors,” for more information regarding the status of the commercialization of our Amperium™ wire products.

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

Employees

As of March 31, 2012, we employed 446 persons, 21 of whom have a Ph.D. in materials science, physics or other fields. None of our employees is represented by a labor union. Retaining our key employees is important for achieving our goals, and we are committed to developing a working environment that motivates and rewards our employees.

In August 2011, we initiated a restructuring plan to reorganize global operations, streamline various functions of the business, and reduce our global workforce to match the demand for our products. A further restructuring action was undertaken in November 2011. From April 1, 2011 through March 31, 2012, we have reduced our global workforce by approximately 50%, which is expected to result in annual savings of approximately $50 million.

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

We intend to disclose on our website any amendments to, or waivers of, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the SEC rules.

EXECUTIVE OFFICERS OF THE REGISTRANT

The table and biographical summaries set forth below contain information with respect to our executive officers as of the date of this filing:

Name	Age	Position
Daniel P. McGahn	40	President, Chief Executive Officer and Director
David A. Henry	50	Senior Vice President, Chief Financial Officer and Treasurer
Timothy D. Poor	45	Executive Vice President, Sales, Business Development and Wind Segment
Susan J. DiCecco	60	Senior Vice President, Corporate Administration
James F. Maguire	56	Executive Vice President, Projects, Engineering & Grid Segment

Daniel P. McGahn joined us in December 2006 and has been chief executive officer and a member of our board of directors since June 2011. He previously served as president and chief operating officer from December 2009 to June 2011, as senior vice president and general manager of our AMSC Superconductors business unit from April 2008 until December 2009, as vice president of our AMSC Superconductors business unit from March 2007 to April 2008 and as vice president of strategic planning and development from December 2006 to March 2007. From 2003 to 2006, Mr. McGahn served as executive vice president and chief marketing officer of Konarka Technologies.

David A. Henry joined us in July 2007 as senior vice president, chief financial officer and treasurer. He previously served as chief financial officer of AMIS Holdings, Inc., the parent company of AMI Semiconductor, from April 2004 to July 2007. For the previous seven years, Mr. Henry worked at Fairchild Semiconductor International as vice president finance, worldwide operations from November 2002 to April 2004 and as corporate controller from March 1997 to November 2002. He was appointed vice president, corporate controller at Fairchild Semiconductor International in August 1999.

Timothy D. Poor joined us in September 2001 and served as senior vice president, global sales and business development, responsible for our global sales, business development and marketing from March 2008 until May 2011, when he was appointed executive vice president, sales, business development and wind segment. From May 2007 to March 2008, Mr. Poor was the vice president and deputy general manager of our Wind business unit. From September 2001 to May of 2007, Mr. Poor held the position of director, Wind sales & business development. He was promoted to managing director in March 2006. Prior to joining our company, Mr. Poor worked at General Electric (“GE”) in the GE Industrial Systems division for seven years in various sales, six sigma, and sales management positions. Prior to GE, Mr. Poor was an engineering consultant at Arthur Andersen & Company.

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

James F. Maguire joined us in 1997 and served as Vice President of our Superconductor Projects from March 2007 to March 2010, as our Senior Vice President of Projects & Engineering from April 2010 to August 2011 and, since August 2011 has been responsible for leading our Grid business unit as well as our Global Engineering, Projects, and Service groups. In May 2011 he was promoted to Executive Vice President. Prior to joining AMSC, Mr. Maguire was founder and president of Applied Engineering Technologies, Ltd., a cryogenics product based company.

Item 1A. RISK	FACTORS

Risks Related to Our Operations

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

Our business and operations would be adversely impacted in the event of a failure or security breach of our information technology infrastructure.

We rely upon the capacity, reliability, and security of our information technology hardware and software infrastructure and our ability to expand and update this infrastructure in response to our changing needs. We are constantly updating our information technology infrastructure. Any failure to manage, expand, and update our information technology infrastructure or any failure in the operation of this infrastructure could harm our business.

Despite our implementation of security measures, our systems are vulnerable to damages from computer viruses, natural disasters, unauthorized access, and other similar disruptions. Our business is also subject to break-ins, sabotage, and intentional acts of vandalism by third parties as well as employees. Our significant business activities in China may increase our risks to such breaches. For example, a former employee of our Austrian subsidiary pled guilty in September 2011 to charges of economic espionage and fraudulent manipulation of data. The evidence presented during the trial showed that this former employee was contracted by Sinovel through an intermediary while employed by us and improperly obtained and transferred to Sinovel portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines. Moreover, the evidence shows that this former employee illegally used source code to develop for Sinovel a software modification to circumvent the encryption and remove technical protection measures on the PM3000 power converters in 1.5MW wind turbines in the field. Any system failure, accident, or security breach could result in disruptions to our operations. To the extent that any disruption or security breach results in a loss or damage to our data, or inappropriate disclosure of confidential information, it could harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

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

During fiscal 2011, we reduced our global workforce by approximately 50% in order to lower expenses, reorganize our global operations, and streamline various functions of the business, to match the demand for our products. Employee retention may be a particularly challenging issue following reductions in workforce and organizational changes since we also must continue to motivate employees and keep them focused on our strategies and goals. If we lose the services of any key personnel, our business, results of operations and financial condition could be materially adversely affected.

We rely upon third-party suppliers for the components and subassemblies of many of our Wind and Grid products, making us vulnerable to supply shortages and price fluctuations, which could harm our business.

Many of our components and subassemblies are currently manufactured for us by a limited number of qualified suppliers. Any interruption in the supply of components or subassemblies, or our inability to obtain substitute components or subassemblies from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers, which would have an adverse effect on our business and operating results.

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

Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. Our business strategy envisions several initiatives, including driving revenue growth and enhancing operating results by increasing customer adoption of our products by targeting high-growth segments with commercial products, pursuing overseas markets, anticipating customer needs in the development of system-level solutions, strengthening our technology leadership while lowering cost and pursuing targeted strategic alliances. We may not be able to implement our business strategy successfully or achieve the anticipated benefits of our business plan. If we are unable to do so, our long-term growth and profitability may be adversely affected. Even if we are able to implement some or all of the initiatives of our business plan successfully, our operating results may not improve to the extent we anticipate, or at all. In addition, to the extent we have misjudged the nature and extent of industry trends or our competition; we may have difficulty in achieving our strategic objectives. Any failure to implement our business strategy successfully may adversely affect our business, financial condition and results of operations. In addition, we may decide to alter or discontinue certain aspects of our business strategy at any time.

This risk is magnified by the current substantial uncertainty in our business, particularly as it relates to the ongoing arbitration and civil proceedings with Sinovel and our ability to raise additional funds all of which is diverting management’s attention from operating our business. Management has and is continuing to invest considerable time addressing these issues, which has been a substantial diversion of management’s attention and could lead to disruptions in operations and delay in the implementation of our strategy, all of which could negatively impact our business and results of operations.

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

Consistent with customary practice in our industry, we warrant our products and/or services to be free from defects in material and workmanship under normal use and service. We generally provide a one- to three-year warranty on our products, commencing upon installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. The possibility of future product failures or issues related to services we provided could cause us to incur substantial expenses to repair or replace defective products or re-perform such services. Furthermore, widespread product failures may damage our market reputation and reduce our market share and cause sales to decline.

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

Our prior acquisitions required substantial integration and management efforts. As a result of any acquisition we pursue, management’s attention and resources may be diverted from our other businesses. An acquisition may also involve the payment of a significant purchase price, which could reduce our cash position or dilute our stockholders, and require significant transaction-related expenses.

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

Many of our customers outside of the United States are, either directly or indirectly, related to governmental entities, and we could be adversely affected by violations of the United States Foreign Corrupt Practices Act and similar worldwide anti-bribery laws outside the United States.

The U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Many of our customers outside of the United States are, either directly or indirectly, related to governmental entities and are therefore subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances strict compliance with anti-bribery laws may conflict with local customs and practices. Our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our business, results of operations and financial condition.

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

Risks Related to Our Financial performance

We have a history of operating losses, and we may incur additional losses in the future. Our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter.

While we achieved profitable results in fiscal 2009, we recorded a net loss in fiscal 2010 and fiscal 2011, and we are unlikely to be profitable in fiscal 2012. We cannot be certain that we will regain profitability in the future. We incurred net losses in each year since our inception through fiscal 2008, driven primarily by the research and development activities in what was formerly our AMSC Superconductors business segment.

There is currently substantial uncertainty in our business, particularly given the disruption to our relationship with Sinovel and the associated loss of revenue, which makes it difficult to evaluate our business and future prospects. In addition, our operating results historically have been difficult to predict and have at times fluctuated from quarter to quarter due to a variety of factors, many of which are outside of our control. As a result of all of these factors, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or any securities analysts that follow our company in any period, the trading price of our common stock would likely decline.

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

As of March 31, 2012, we had approximately $66.2 million of cash, cash equivalents, marketable securities and restricted cash. We have experienced a substantial decline in revenues and incurred a net loss of $136.8 million for the fiscal year ended March 31, 2012. At March 31, 2012, we had accrued liabilities related to adverse purchase commitments for inventory totaling $25.9 million. During fiscal 2011, we reduced our global workforce by approximately 50%, which is expected to result in annual savings of approximately $50 million. Our cost reduction efforts and anticipated revenue growth are expected to result in a substantial reduction in cash used for operations during the fiscal year ended March 31, 2013. We plan to continue to closely monitor our expenses and if required, will further reduce operating costs and capital spending to enhance liquidity. We are working with our inventory suppliers to delay cash settlements and reduce the gross liability associated with our adverse purchase commitments. During the quarter ending June 30, 2012, we completed a private placement of $25 million of 7% senior convertible notes and a $10 million senior secured term loan. See Item 8. Financial Statements and Supplementary Data—Note 18, “Subsequent Events” of our consolidated financial statements for further information regarding these new debt obligations. We may seek additional financing; however, there can be no assurance that financing will be available on commercially acceptable terms or at all. Moreover, our new 7% senior convertible note in particular restricts our ability to obtain additional financing. Our liquidity is highly dependent on our ability to profitably grow our revenues, successfully manage our adverse purchase commitments, fund monthly obligations on the convertible notes and raise additional capital as required.

Our new debt obligations include certain covenants and other events of default. Should we not comply with the covenants or incur an event of default, we may be required to repay our debt obligations in cash, which could have an adverse effect on our liquidity.

During the quarter ending June 30, 2012, we sold $25 million of 7% convertible notes and entered into a $10 million senior secured term loan. See Item 8. Financial Statements and Supplementary Data — Note 18, “Subsequent Events” of our consolidated financial statements for further information regarding these new debt obligations. These new debt obligations include certain financial and administrative covenants, including a requirement in the term loan to maintain a minimum unrestricted U.S. cash balance equal to the outstanding principal of the loan. There are other events of default in the new debt obligations, including with respect to the convertible notes the suspension from trading or the failure of our common stock to be traded or listed on certain defined markets and the rendering of certain uninsured judgments against us, as well as cross defaults between the convertible note and the term loan.

If we fail to stay in compliance with our covenants or suffer some other event of default of either the convertible note or the term loan, we may be required to repay the outstanding principal of one or both of our debt obligations. In the case of the convertible note, such an event of default would also include the requirement to pay a penalty as defined in the agreement. Should this occur, our liquidity would be adversely impacted.

We have recorded a liability for adverse purchase commitments with certain of our vendors. Should we be required to settle these liabilities in cash, our liquidity could be adversely affected.

As of March 31, 2012, we have recorded a liability for $25.9 million in adverse purchase commitments. These purchase commitments are for the purchase of inventory associated with Sinovel for which there is little or no further demand. We are currently working with our suppliers to satisfy these liabilities in a manner and timing that does not jeopardize our long-term liquidity. During the quarter ending June 30, 2012, we settled several adverse purchase commitment liabilities with certain vendors. In conjunction with the settlements, we agreed to provide certain of our vendors with letters of credit and bank guarantees of approximately $9.0 million with expirations through January 31, 2013. The letters of credit and bank guarantees were secured with cash collateral of $8.5 million. Should our other suppliers demand immediate payment against these liabilities in cash or require security in the form of cash collateralized letter of credits, our liquidity could be adversely affected. Conversely, should our vendors accept payment from us in shares of our common stock, our liquidity would not be adversely impacted; however your ownership in our company would be diluted.

If we fail to maintain proper and effective internal controls over financial reporting, our ability to produce accurate and timely financial statements could be impaired and may lead investors and other users to lose confidence in our financial data.

Maintaining effective internal controls over financial reporting is necessary for us to produce reliable financial statements. In connection with the preparation of our financial statements for the fiscal year ended March 31, 2011, our management and our independent registered public accounting firm identified certain material weaknesses in our internal controls, which we remediated during the fourth quarter of the fiscal year ended March 31, 2012. While our management and our independent registered public accounting firm concluded that our internal control over financial reporting was effective as of March 31, 2012, it is possible that material weaknesses may be identified in the future.

We note that a system of procedures and controls, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all systems of procedures and controls, no evaluation can provide absolute assurance that all control issues, including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple errors or mistakes. Additionally, procedures and controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override. The design of any system of procedures and controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our systems of procedures and controls, as we further develop and enhance them, may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective system of procedures and controls, misstatements due to errors or fraud may occur and not be detected. Such misstatements could be material and require a restatement of our financial statements.

If we are unable to maintain effective internal controls, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations or comply with the requirements of the SEC or the Sarbanes-Oxley Act of 2002, which could result in the imposition of sanctions, including the inability of registered broker dealers to make a market in our common stock, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the trading price of our securities and our business. Significant deficiencies or material weaknesses in our internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain.

We may be required to issue performance bonds or provide letters of credit, which restricts our ability to access any cash used as collateral for the bonds or letters of credit.

While we have been required to provide performance bonds in the form of surety bonds or other forms of security and letters of credit in the past, the size of the bonds and letters of credit was not material. In recent years, we have entered into contracts that require us to post bonds of significant magnitude and some of our suppliers have asked us to provide letters of credit. In many instances, we have been required to deposit cash in escrow accounts as collateral for these instruments, which is unavailable to us for general use for significant periods of time. Should we be unable to obtain performance bonds or letters of credit in the future, significant future potential revenue could become unavailable to us. Further, should our working capital situation deteriorate, we would not be able to access the restricted cash to meet working capital requirements.

Changes in exchange rates could adversely affect our results from operations.

Currency exchange rate fluctuations could have an adverse effect on our revenues and results of operations, and we could experience losses with respect to hedging activities. In fiscal 2011, 72% of our revenues were recognized from sales outside the United States. Unfavorable currency fluctuations could require us to increase prices to foreign customers, which could result in lower revenues from such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be adversely affected. In addition, most sales made by our foreign subsidiaries are denominated in the currency of the country in which these products are sold, and the currency they receive in payment for such sales could be less valuable at the time of receipt as a result of exchange rate fluctuations. From time to time, we enter into derivative instruments, including forward foreign exchange contracts and currency options to reduce currency exposure arising from intercompany sales of inventory and exposures arising from the sale of products denominated in one currency while costs are denominated in another. However, we cannot be certain that our efforts will be adequate to protect us against significant currency fluctuations or that such efforts will not expose us to additional exchange rate risks.

Risks Related to Our Markets

Growth of the wind energy market depends largely on the availability and size of government subsidies and economic incentives.

At present, the cost of wind energy exceeds the cost of conventional power generation in many locations around the world. Various governments have used different policy initiatives to encourage or accelerate the development and adoption of wind energy and other renewable energy sources. Renewable energy policies are in place in the European Union, certain countries in Asia, including China, Japan and South Korea, and many of the states in Australia and the United States. Examples of government-sponsored financial incentives include capital cost rebates, feed-in tariffs, tax credits, net metering and other incentives to end-users, distributors, system integrators and manufacturers of wind energy products to promote the use of wind energy and to reduce dependency on other forms of energy. Governments may decide to reduce or eliminate these economic incentives for political, financial or other reasons. Reductions in, or eliminations of, government subsidies and economic incentives before the wind energy industry reaches a sufficient scale to be cost-effective in a non-subsidized marketplace could reduce demand for our products and adversely affect our business prospects and results of operations.

We depend on sales to customers in China, and global conditions could negatively affect our operating results or limit our ability to expand our operations outside of China. Changes in China’s political, social, regulatory and economic environment may affect our financial performance.

A significant portion of our total revenues has been derived from customers in China. With respect to China, our financial performance may be affected by changes in China’s political, social, regulatory and economic environment. For example, new grid interconnection standards are being imposed in China, which has slowed the wind turbine installation growth rate at least temporarily. Such changes mean the Chinese wind market will be subject to substantial uncertainty, which may cause our customers to delay or cancel orders.

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

Further, we may be impacted by issues with managing foreign sales operations, including long payment cycles, potential difficulties in accounts receivable collection and, especially from significant customers, fluctuations in the timing and amount of orders and the adverse effect of any of these issues on our business could be increased due to the concentration of our business with a small number of customers. The Chinese government has in the past restricted lending from banks to companies in China as a means to fight inflation, resulting in a limitation of access to credit. In addition, we believe that many of our customers in China have high levels of inventory and high accounts payable balances. Problems with collections from, or sales to, any one of those customers could reduce our revenue and harm our financial performance. Operations in foreign countries including China also expose us to risks relating to difficulties in enforcing our proprietary rights, currency fluctuations and adverse or deteriorating economic conditions. If we experience problems with obtaining registrations, compliance with foreign country or applicable U.S. laws, or if we experience difficulties in payments or intellectual property matters in foreign jurisdictions, or if significant political, economic or regulatory changes occur, our results of operations would be adversely affected.

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

Our Wind business faces competition for the supply of wind turbine engineering design services from design engineering firms such as GL Garrad Hassan, and from licensors of wind turbine systems such as Aerodyn, AventisEnergy and Fuhrlander.

Our Wind business also faces competition from companies offering power electronic converters for use in applications for which we expect to sell our PowerModule products. These companies include ABB, Semikron, Vacon and Xantrex (a subsidiary of Schneider Electric).

Finally, our Wind business faces competition from companies offering wind turbine electrical system components, including ABB, Converteam, Guotong Electric, Ingeteam, Mita-Teknik, Woodward and Xantrex. We also face indirect competition in the wind energy market from global manufacturers of wind energy systems, such as Gamesa, General Electric, Suzlon and Vestas.

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

Finally, our Grid business faces competition for our Amperium wire from a number of companies in the United States and abroad who are developing 2G HTS wire technology. These include Innova, MetOx, Superconductor Technologies and Superpower (a subsidiary of Furukawa) in the United States; Fujikura, Showa and Sumitomo in Japan; SuNAM in South Korea; and Bruker, evico GmbH and Nexans in Europe. Certain companies, including evico GmbH, Nexans, Showa and Sumitomo Electric, have been focusing their research programs more recently on the development of 2G HTS wire made by the same or similar processes we have chosen to use to manufacture our Amperium wire.

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

In recent years, a substantial majority of our consolidated revenues were recognized from customers outside of the United States. For example, 72% of our revenues in fiscal 2011 and 93% of our revenues in fiscal 2010 were recognized from sales outside the United States. Our international operations are subject to a variety of risks that we do not face in the United States, including:

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

Risks Related to Our Technologies

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

For example, based in part upon evidence obtained through an internal investigation and a criminal investigation conducted by Austrian authorities regarding the actions of a former employee of our Austrian subsidiary, we believe that Sinovel illegally obtained and used our intellectual property in violation of civil and criminal intellectual property laws. In July 2011, a former employee of the Company’s Austrian subsidiary was arrested in Austria on charges of economic espionage and fraudulent manipulation of data. In September 2011, the former employee pled guilty to the charges, and was imprisoned. On September 13, 2011, we commenced a series of legal actions in China against Sinovel and other parties alleging the illegal use of our intellectual property. We cannot provide any assurance as to the outcome of these legal actions. This or future litigation with Sinovel could result in substantial costs and divert management’s attention and resources, which could have an adverse effect on our business, operating results and financial condition. In addition, such proceedings may make it more difficult to finance our operations. If we are unsuccessful in this litigation and fail to maintain adequate protection of this intellectual property, our competitive business position would be adversely affected. For more information about these legal proceedings, see Part I, Item 3, “Legal Proceedings.”

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

We are developing commercial-scale manufacturing processes for our Amperium wire, which are complex and challenging. In November 2007, we started initial production of our Amperium wire on a new manufacturing line that was designed for an annual capacity of 720,000 meters. However, in order to be able to offer our wire at pricing that we believe will be commercially competitive, we estimate that we will need to increase such capacity to millions of meters annually. We may not be able to manufacture satisfactory commercial quantities of Amperium wire of consistent quality with an acceptable yield and cost. Failure to successfully scale up manufacturing of our Amperium wire would result in a significant limitation of our ability to achieve broad market acceptance of our HTS products and of our future revenue and profit potential.

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

Risks Related to Our Legal Matters

We have filed a demand for arbitration and other lawsuits against our former largest customer, Sinovel, regarding amounts we contend are overdue. We cannot be certain as to the outcome of these proceedings.

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

On September 13, 2011, we filed a claim for arbitration against Sinovel in Beijing, China to compel Sinovel to pay us for past product shipments and to accept all contracted but not yet delivered core electrical components and spare parts under all existing contracts with us. In addition, we have filed civil complaints in China against Sinovel alleging the illegal use of our intellectual property. Sinovel has filed counterclaims against us with the Beijing Arbitration Commission for breach of the same contracts under which we filed our original arbitration claim. Sinovel claims, among other things, that the goods supplied by us do not conform to the standards specified in the contracts and has claimed net damages in the amount of approximately RMB 1.2 billion ($190 million). As the legal proceedings continue, we and Sinovel may identify additional amounts in dispute. We cannot provide any assurance as to the outcome of these legal actions or that, if we prevail, we ultimately will be able to collect any amounts awarded. Moreover, these legal proceedings could result in the incurrence of significant legal and related expenses, which may not be recoverable depending on the outcome of the litigation. An award by the arbitration panel or court in favor of Sinovel and/or the incurrence of significant legal fees that are not recoverable could adversely impact our operating results. For more information about these legal proceedings, see Part I, Item 3, “Legal Proceedings.”

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

Risks Related to Our Common Stock

Our 7% convertible note contains warrants and provisions that could limit our ability to repay the note in shares of common stock and should the note be repaid in stock, shareholders could experience significant dilution

On April 4, 2012, we entered into a Securities Purchase Agreement with an affiliate of Heights Capital whereby we sold an aggregate of $25 million of unsecured senior convertible notes and a warrant to purchase 3,094,060 shares of common stock at $5.45 per share. Additionally, subject to the satisfaction of certain conditions, we have the right to require Heights to purchase an additional $15 million of unsecured senior convertible notes and a warrant to purchase additional shares of our common stock. The convertible notes contain a provision to allow us to repay the notes in shares of our common stock based on a price per share that is 85% of the market price at the time of each payment, as defined, subject to certain price and volume conditions. Repayment of the notes in shares of common stock could have an adverse effect on our stock price and would dilute your ownership of the company. Moreover, should the warrants be exercised, your ownership in our company will be further diluted. Our liquidity may be adversely affected should we not meet the price and volume conditions under the notes and are required to repay the notes in cash.

Our common stock has experienced, and may continue to experience, significant market price and volume fluctuations, which may prevent our stockholders from selling our common stock at a profit and could lead to costly litigation against us that could divert our management’s attention.

The market price of our common stock has historically experienced significant volatility and may continue to experience such volatility in the future. Factors such as our financial performance, technological achievements by us and our competitors, the establishment of development or strategic relationships with other companies, strategic acquisitions, new customer orders and contracts, our exposure to, and the disruption in our relationship with Sinovel, and our introduction of commercial products may have a significant effect on the market price of our common stock. For example, after we announced on April 5, 2011 that our largest customer, Sinovel, had refused shipments on March 31, 2011, our stock price dropped significantly. In addition, the stock market in general, and the stock of high technology companies in particular, have in recent years experienced extreme price and volume fluctuations, which are often unrelated to the performance or condition of particular companies. Such broad market fluctuations could adversely affect the market price of our common stock. Due to these factors, the price of our common stock may decline and investors may be unable to resell their shares of our common stock for a profit. Following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. Currently a number of purported class action lawsuits have been filed against us on behalf of certain purchasers of our common stock, which we are prepared to rigorously defend. If we become subject to additional litigation of this kind in the future, it could result in additional substantial litigation costs, a damages award against us and the further diversion of our management’s attention.

Item 1B. UNRESOLVED	STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

Our corporate headquarters and AmperiumTM wire manufacturing operations are located in a 355,000-square-foot facility owned by us and located in Devens, Massachusetts.

We also occupy leased facilities located in Middleton and New Berlin, Wisconsin; Suzhou and Beijing, China; and Klagenfurt, Austria with a combined total of approximately 299,000 square feet of space. These leases have varying expiration dates through February 2016 which can generally be terminated at our request after a six month advance notice. Our other locations focus primarily on applications engineering, sales and/or field service and do not have significant leases or physical presence. We believe all of these facilities are well-maintained and suitable for their intended uses.

The following table summarizes information regarding our significant leased and owned properties, as of March 31, 2012:

Location	Supporting	Square Footage	Owned/Leased
United States
Devens, Massachusetts	Corporate & Grid Segment	355,000	Owned
Middleton, Wisconsin	Grid Segment	62,000	Leased
New Berlin, Wisconsin	Wind and Grid Segments	50,000	Leased
China
Suzhou	Wind Segment	124,000	Leased
Beijing	Wind & Grid Segments	10,000	Leased
Austria
Klagenfurt	Wind Segment	53,000	Leased

Item 3. LEGAL	PROCEEDINGS

Between April 6, 2011 and May 12, 2011, seven putative securities class action complaints were filed against us and two of our officers in the United States District Court for the District of Massachusetts; one complaint additionally asserted claims against the underwriters who participated in our November 12, 2010 securities offering. On June 7, 2011, the United States District Court for the District of Massachusetts consolidated these actions under the caption Lenartz v. American Superconductor Corporation, et al., Docket No. 1:11-cv-10582-WGY. On August 31, 2011, Lead Plaintiff, the Plumbers and Pipefitters National Pension Fund, filed a consolidated amended complaint against us, our officers and directors, and the underwriters who participated in our November 12, 2010 securities offering, asserting claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as well as under sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”). The complaint alleges that during the relevant class period, we and our officers omitted to state material facts and made materially false and misleading statements relating to, among other things, our projected and recognized revenues and earnings, as well as our relationship with Sinovel Wind Group Co., Ltd. that artificially inflated the value of our stock price. The complaint further alleges that our November 12, 2010 securities offering contained untrue statements of material facts and omitted to state material facts required to be stated therein. The plaintiffs seek unspecified damages, rescindment of our November 12, 2010 securities offering, and an award of costs and expenses, including attorney’s fees. All defendants moved to dismiss the consolidated amended complaint. On December 16, 2011, the district court issued a summary order declining to dismiss the Securities Act claims against us and our officers, and taking under advisement the motion to dismiss the Exchange Act claims against us and our officers and the motion to dismiss the Securities Act claims made against the underwriters. To date, the district court has not issued an order regarding the Exchange Act claims against us and our officers or the Securities Act claims against the underwriters, so those matters remain under advisement.

Between May 4, 2011 and June 17, 2011, four putative shareholder derivative complaints were filed against us (as a nominal defendant) and certain of our directors in the United States District Court for the District of Massachusetts. On July 5, 2011, the District Court consolidated three of these actions, and that matter is now captioned In re American Superconductor Corporation Derivative Litigation, Docket No. 1:11-cv-10784-WGY. On June 1, 2011, the plaintiff in the fourth action, Marlborough Family Revocable Trust v. Yurek, et al., moved to voluntarily dismiss its complaint and refiled its complaint in Superior Court for the Commonwealth of Massachusetts, Middlesex County. On September 7, 2011, the Marlborough action and another putative shareholder derivative complaint filed in Superior Court for the Commonwealth of Massachusetts were consolidated. That consolidated matter is captioned Marlborough Family Revocable Trust v. Yurek, et al., Docket No. 11-1961. On January 12, 2012, an additional shareholder derivative complaint was filed in the Court of Chancery for the State of Delaware. That matter is captioned Krasnoff v. Budhraja, et al., Docket No. 7171. The allegations of the derivative complaints mirror the allegations made in the putative class action complaints described above. The plaintiffs purport to assert claims against the director defendants for breach of fiduciary duty, abuse of control, gross mismanagement, unjust enrichment and corporate waste. The plaintiffs seek unspecified damages on behalf of us, as well as an award of costs and expenses, including attorney’s fees.

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

On September 13, 2011, we commenced a series of legal actions in China against Sinovel Wind Group Co. Ltd. (“Sinovel”). Our Chinese subsidiary, Suzhou AMSC Superconductor Co. Ltd., filed a claim for arbitration with the Beijing Arbitration Commission in accordance with the terms of our supply contracts with Sinovel. The case is captioned (2011) Jin Zhong An Zi No. 0963. On March 31, 2011, Sinovel refused to accept contracted shipments of 1.5 megawatt (MW) and 3 MW wind turbine core electrical components and spare parts that we were prepared to deliver. We allege that these actions constitute material breaches of our contracts because Sinovel did not give us notice that it intended to delay deliveries as required under the contracts. Moreover, we allege that Sinovel has refused to pay past due amounts for prior shipments of core electrical components and spare parts. We are seeking compensation for past product shipments and retention (including interest) in the amount of approximately RMB 485 million ($76 million) due to Sinovel’s breaches of our contracts. We are also seeking specific performance of our existing contracts as well as reimbursement of all costs and reasonable expenses with respect to the arbitration. The value of the undelivered components under the existing contracts, including the deliveries refused by Sinovel in March 2011, amounts to approximately RMB 4.6 billion ($720 million).

On October 8, 2011, Sinovel filed with the Beijing Arbitration Commission an application under the caption (2011) Jing Zhong An Zi No. 0963, for a counterclaim against us for breach of the same contracts under which we filed our original arbitration claim. Sinovel claimed, among other things, that the goods supplied by us do not conform to the standards specified in the contracts and claimed damages in the amount of approximately RMB 370 million ($58 million). On October 17, 2011, Sinovel filed with the Beijing Arbitration Commission a request for change of counterclaim to increase its damage claim to approximately RMB 1 billion ($157 million). On December 22, 2011, Sinovel filed with the Beijing Arbitration Commission an additional request for change of counterclaim to increase its damages claim to approximately RMB 1.2 billion ($190 million). On February 27, 2012, Sinovel filed with the Beijing Arbitration Commission an application under the caption (2012) Jing Zhong An Zi No. 0157, against us for breach of the same contracts under which we filed our original arbitration claim. Sinovel claimed, among other things, that the goods supplied by us do not conform to the standards specified in the contracts and claimed damages in the amount of approximately RMB 105 million ($17 million). We believe that Sinovel’s claims are without merit and we intend to defend these actions vigorously. Since the proceedings in this matter are in relatively early stages, we cannot reasonably estimate possible losses or range of losses at this time.

We also submitted a civil action application to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Yi Zhong Min Chu Zi No. 15524, against Sinovel for software copyright infringement on September 13, 2011. The application alleges Sinovel’s unauthorized use of portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines and the binary code, or upper layer, of our software for the PM3000 power converters in 1.5MW wind turbines. In July 2011, a former employee of our Austrian subsidiary was arrested in Austria on charges of economic espionage and fraudulent manipulation of data. In September 2011, the former employee pled guilty to the charges, and was imprisoned. As a result of our internal investigation and a criminal investigation conducted by Austrian authorities, we believe that this former employee was contracted by Sinovel through an intermediary while employed by us and improperly obtained and transferred to Sinovel portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines. Moreover, we believe the former employee illegally used source code to develop for Sinovel a software modification to circumvent the encryption and remove technical protection measures on the PM3000 power converters in 1.5MW wind turbines in the field. We are seeking a cease and desist order with respect to the unauthorized copying, installation and use of our software, monetary damages of approximately RMB 38 million ($6 million) for our economic losses and reimbursement of all costs and reasonable expenses. The Beijing No. 1 Intermediate People’s Court accepted the case, which was necessary in order for the case to proceed. In November 2011, Sinovel filed a motion to remove this case from the Beijing No. 1 Intermediate People’s Court and to transfer the matter to the Beijing Arbitration Commission. On February 14, 2012, the court denied Sinovel’s motion to remove the case. On February 21, 2012, Sinovel filed an appeal of the Beijing No. 1 Intermediate People’s Court decision to the Beijing Higher People’s Court.

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

On September 16, 2011, we filed a civil copyright infringement complaint in the Hainan Province No. 1 Intermediate People’s Court against Dalian Guotong Electric Co. Ltd. (“Guotong”), a supplier of power converter products to Sinovel, and Huaneng Hainan Power, Inc. (“Huaneng”), a wind farm operator that has purchased Sinovel wind turbines containing Guotong power converter products. The case is captioned (2011) Hainan Yi Zhong Min Chu Zi No. 62. The application alleges that our PM1000 converters in certain Sinovel wind turbines have been replaced by converters produced by Guotong. Because the Guotong converters are being used in wind turbines containing our wind turbine control software, we believe that our copyrighted software is being infringed. We are seeking a cease and desist order with respect to the unauthorized use of our software, monetary damages of RMB 1.2 million ($0.2 million) for our economic losses (with respect to Guotong only) and reimbursement of all costs and reasonable expenses. The court has accepted the case, which was necessary in order for the case to proceed. In addition, upon the request of the defendant Huaneng, Sinovel has been added by the court to this case as a defendant and Huaneng has been released from this case. In December 2011, Sinovel filed a jurisdiction opposition motion requesting dismissal by the Hainan Province No. 1 Intermediate People’s Court, saying the case should be governed by the Beijing Arbitration Commission. On February 3, 2012, we received the Civil Ruling from the court, which granted Sinovel’s motion, and dismissed the entire case. We appealed the court’s ruling to the Hainan Higher Court, which on April 5, 2012 upheld the decision of the Hainan Province No. 1 Intermediate People’s Court. On April 9, 2012, we filed an appeal of the Hainan Higher Court’s decision with China’s Supreme People’s Court. The Supreme Court accepted the appeal on May 23, 2012. The case is captioned, (2010) Min Shen Zi No. 630.

Ghodawat Energy Pvt Ltd (“Ghodawat”), a company registered in India carrying on the business of wind power development, lodged a Request for Arbitration with the Secretariat of the ICC International Court of Arbitration on May 12, 2011 and named AMSC Windtec GmbH (“AMSC Austria”) as the Respondent. Under the Request for Arbitration, Ghodawat alleges that AMSC Austria breached an agreement dated March 19, 2008 pursuant to which AMSC Austria granted a license to Ghodawat to manufacture, use, sell, market, erect, commission and maintain certain wind turbines using its technical information and wind turbine design (the “License Agreement”). Under the Request for Arbitration, Ghodawat’s claims in this arbitration amount to approximately €18 million ($24 million). AMSC Austria filed an Answer to Request for Arbitration and Counterclaim (“Answer and Counterclaim”), in which AMSC Austria denied Ghodawat’s claims in their entirety. AMSC Austria has also submitted counterclaims under the License Agreement against Ghodawat in the amount of approximately €6 million ($9.0 million). Ghodawat has filed a Reply to Answer to Request for Arbitration and Counterclaim in which it denies AMSC Austria’s counterclaims. The arbitration proceedings are currently ongoing. We have recorded a loss contingency based on our assessment of probable losses on this claim; however, this amount is immaterial to our consolidated financial statements.

Item 4. MINE	SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5. MARKET	FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the NASDAQ Global Select Market under the symbol “AMSC” since 1991. The following table sets forth the high and low sales price per share of our common stock as reported on the NASDAQ Global Select Market for the two most recent fiscal years:

	Common Stock Price
	High	Low
Fiscal year ended March 31, 2012:
First quarter	$25.19	$7.40
Second quarter	9.12	3.85
Third quarter	4.79	3.21
Fourth quarter	6.05	3.53
Fiscal year ended March 31, 2011:
First quarter	$34.21	$24.35
Second quarter	33.10	25.59
Third quarter	38.88	27.41
Fourth quarter	30.42	21.70

After we announced on April 5, 2011 that our largest customer, Sinovel, had refused shipments on March 31, 2011, our stock price dropped significantly.

Holders

The number of holders of record of our common stock on May 29, 2012 was 426.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain earnings, if any, to fund the development and growth of our business and do not anticipate paying cash dividends for the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. The Notes and our loan and security agreement with Hercules Technology Growth Capital, Inc. prohibit us from paying cash dividends.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from March 31, 2007 to March 31, 2012 with the cumulative total return of (i) the Russell 2000 Index and (ii) the S&P 500 Index. This graph assumes the investment of $100.00 on March 31, 2007 in our common stock, the Russell 2000 Index and the S&P 500 Index, and assumes any dividends are reinvested. Measurement points are March 31, 2008; March 31, 2009; March 31, 2010; March 31, 2011; and March 31, 2012.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN Among American Superconductor Corporation, the Russell 2000 Index

and the S&P 500 Index

Company/Index	3/31/2007	3/31/2008	3/31/2009	3/31/2010	3/31/2011	3/31/2012
American Superconductor Corporation	100	172.16	128.51	214.55	184.63	30.59
Russell 2000	100	85.92	52.80	84.75	105.35	103.69
S&P 500 Index	100	93.09	56.15	82.30	93.31	99.13

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data reflects the results of operations and balance sheet data for the fiscal years ended March 31, 2008 to 2012. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K, in order to understand further the factors that may affect the comparability of the financial data presented below.

	Fiscal Year Ended March 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Revenues	$76,543	$286,603	$315,955	$182,755	$112,396
Net (loss) income	(136,827)	(186,284)	16,248	(16,635)	(25,447)
Net (loss) income per common share — basic	(2.69)	(3.95)	0.37	(0.39)	(0.65)
Net (loss) income per common share — diluted	(2.69)	(3.95)	0.36	(0.39)	(0.65)
Total assets	255,056	441,209	400,184	309,106	261,234
Working capital	57,248	174,625	158,234	131,187	124,334
Cash, cash equivalents, marketable securities and restricted cash	66,209	245,475	155,118	117,207	119,404
Stockholders’ equity	164,879	292,855	280,965	221,861	208,452

Included in the net loss for the fiscal year ended March 31, 2012 was stock-based compensation expense of $9.9 million, a write-off of an advance payment to The Switch of $20.6 million, restructuring and impairment charges of $9.2 million, expense of patent costs of $4.9 million, and Sinovel legal expenses of $5.8 million. Net loss for the fiscal year ended March 31, 2011 included $13.4 million in employee stock-based compensation expense. Also included in net loss for the fiscal year ended March 31, 2011 were charges primarily attributable to events surroundings our largest customer, Sinovel, a manufacturer of wind energy systems in China, including an increase in the provision for excess and obsolete inventory of $63.9 million, loss on adverse purchase commitments of $38.8 million, impairment of goodwill and certain other long-lived assets of $50.0 million and a write-off of prepaid value added taxes of $5.9 million. Sinovel refused to accept scheduled shipments on March 31, 2011. As a result of subsequent legal actions, we determined that the customer relationship with Sinovel would no longer continue. This impacted the valuation of assets, including inventory and goodwill, as well as the accrual of losses on adverse purchase commitments associated with the purchase of materials to support the manufacture of product for Sinovel. See Item 3 “Legal Proceedings” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further discussion of the Sinovel matter.

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

Executive Overview

American Superconductor Corporation was founded in 1987. We are a leading provider of megawatt-scale solutions that lower the cost of wind power and enhance the performance of the power grid. In the wind power market, we enable manufacturers to field wind turbines through our advanced engineering, support services and power electronics products. In the power grid market, we enable electric utilities and renewable energy project developers to connect, transmit and distribute power through our transmission planning services and power electronics and superconductor-based products. Our wind and power grid products and services provide exceptional reliability, security, efficiency and affordability to our customers.

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

We operate our business under two market-facing business units: Wind and Grid. We believe this market-centric structure enables us to more effectively anticipate and meet the needs of wind turbine manufacturers, power generation project developers and electric utilities.

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

Prior to April 1, 2011, we segmented our operations through two technology-centric business units: AMSC Power Systems and AMSC Superconductors. AMSC Power Systems included all of our Wind products, as well as Grid products that regulate voltage for wind farm voltage electric utilities, renewable generation project developers and industrial operations. Solutions from our AMSC Superconductors business unit have been incorporated into our Grid business unit. We have reclassified prior period segment information in the Annual Report on Form 10-K to reflect our new segments.

Our fiscal year begins on April 1 and ends on March 31. When we refer to a particular fiscal year, we are referring to the fiscal year beginning on April 1 of that same year. For example, fiscal 2011 refers to the fiscal year beginning on April 1, 2011. Other fiscal years follow similarly.

Our cash requirements depend on numerous factors, including managing our adverse purchase commitments, successful completion of our product development activities, ability to commercialize our product prototypes, rate of customer and market adoption of our products, collecting receivables according to established terms, and the continued availability of U.S. government funding during the product development phase. Significant deviations to our business plan with regard to these factors, which are important drivers to our business, could have a material adverse effect on our operating performance, financial condition, and future business prospects. We expect to pursue the expansion of our operations through internal growth, diversification of our customer base, and potential strategic alliances. See below for a discussion of liquidity and capital resources.

In fiscal year 2011, two customers, Inox Wind and Doosan Heavy Industries, accounted for approximately 18% and 11%, respectively, of our total revenues. Sinovel had been our largest customer, accounting for 68% and 70% of our total revenue for fiscal 2010 and 2009, respectively. We did not have any revenues from Sinovel in fiscal 2011. Sinovel was the only customer accounting for more than 10% of our total revenue for fiscal years 2010 and 2009. We derived our revenues from Sinovel through sales of core electrical components as well as development contracts for the design of wind turbines. On March 31, 2011, Sinovel refused to accept contracted scheduled shipments with a revenue value of approximately $65.2 million. In addition, we had approximately $62.0 million (excluding value added tax) owed to us for prior shipments from Sinovel as of March 31, 2011, for which we neither recorded as revenue nor as a receivable. The last payment received from Sinovel was in early March 2011.

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

As of the date of this filing, we have not received payment from Sinovel for any outstanding receivables nor have we been notified as to when, if ever, Sinovel will accept contracted shipments that were scheduled for delivery after March 31, 2011. Additionally, based in part upon evidence obtained through an internal investigation and a criminal investigation conducted by Austrian authorities regarding the actions of a former employee of our Austrian subsidiary, we believe that Sinovel illegally obtained and used our intellectual property in violation of civil and criminal intellectual property laws. In July 2011, a former employee of our Austrian subsidiary was arrested in Austria on charges of economic espionage and fraudulent manipulation of data. In September 2011, the former employee pled guilty to the charges, and was imprisoned. The evidence presented during the court hearing showed that this former employee was contracted by Sinovel through an intermediary while employed by us and improperly obtained and transferred to Sinovel portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines. Except for portions of this 1.5MW wind turbine software, we do not believe that the source code for any other turbines, such as the 3MW, 5MW and 6MW wind turbines that were designed by and co-developed with us have been transferred to Sinovel. Moreover, we believe the evidence shows this former employee illegally used source code to develop for Sinovel a software modification to circumvent the encryption and remove technical protection measures on the PM3000 power converters in 1.5MW wind turbines in the field. We believe that only the binary code, or upper layer, of the PM3000 software developed to circumvent the encryption and remove technical protection measures was transferred to Sinovel. We do not believe that any PM3000 source code was transferred to Sinovel. These actions potentially enable Sinovel to deploy, independent of us, wind turbine control software, including a low voltage ride through solution, on all of its 1.5MW wind turbines in the field. In addition, by having the wind turbine control source code, Sinovel could potentially modify the source code to allow the use of core electrical components, including power converters, from other manufacturers.

On September 13, 2011, we commenced a series of legal actions in China against Sinovel. We filed a claim for arbitration in Beijing, China to compel Sinovel to pay us for past product shipments and to accept all contracted but not yet delivered core electrical components and spare parts under all existing contracts with us. The arbitration claim was filed with the Beijing Arbitration Commission in accordance with the terms of our supply contracts with Sinovel. We also filed civil and criminal complaints against Sinovel.

We cannot provide any assurance as to the outcome of these legal actions. We are now operating our business under the assumption that Sinovel will not be a customer. For more information about these legal proceedings, see Part I, Item 3, “Legal Proceedings.”

Results of Operations

As discussed above, the loss of Sinovel as a customer has materially and adversely affected our business and results of operations. Because Sinovel has accounted for more than two-thirds of our total revenue for fiscal 2010 and 2009, we experienced significantly lower revenues and significant operating losses for the fiscal years ended March 31, 2011 and March 31, 2012. Since no cash payments were made by Sinovel in the fiscal year ended March 31, 2012 for past shipments, we recognized no revenue from Sinovel during that period.

Fiscal Years Ended March 31, 2012 and March 31, 2011

Revenues

Total revenues decreased by 73% to $76.5 million in fiscal 2011 from $286.6 million for fiscal 2010. Our revenues are summarized as follows (in thousands):

	Fiscal Years Ended March 31,
	2012	2011
Wind	$44,642	$231,761
Grid	31,901	54,842

Total	$76,543	$286,603

Revenues in our Wind business unit consist of revenues from wind turbine electrical systems and core components, wind turbine license and development contracts, service contracts and consulting arrangements. Our Wind business unit accounted for 58% of total revenues for fiscal year 2011 and 81% for fiscal year 2010. Revenues in the Wind business unit decreased 81% to $44.6 million in fiscal 2011 from $231.8 million in fiscal 2010. The decrease in Wind business unit revenues was driven primarily by the situation with Sinovel. Revenues from Sinovel were $194.8 million in fiscal 2010.

Based on the average Euro and Renminbi exchange rates in fiscal 2011, revenues denominated in these foreign currencies translated into U.S. dollars were $0.6 million higher compared to the translation of these revenues using the average exchange rates of these currencies for fiscal 2010.

Revenues in our Grid business unit consist of revenues from D-VAR®, D-VAR® RT, SVC and PowerModuleTM product sales contract revenues, HTS wire sales, revenues under government-sponsored electric utility projects, and other prototype development contracts. We also engineer, install and commission our products on a turnkey basis for some customers. The Grid business unit accounted for 42% and 19% of revenues for fiscal 2011 and 2010, respectively. Grid revenue decreased 42% to $31.9 million in fiscal 2011 from $54.8 million in fiscal 2010. The decrease in revenues was primarily due to a significant D-VAR® project in Australia that was completed in fiscal year 2010. Revenues from significant Grid government-funded contract revenues are summarized as follows (in thousands):

Project Name	Expected Total Contract Value	Revenue Earned through March 31, 2012	Revenue Earned for the Year Ended March 31,
			2012	2011
HYDRA	$29,043	$12,158	$1,606	$979
LIPA I and II	40,141	39,978	1,577	4,050
DOE-FCL	7,898	7,249	696	2,147
NAVSEA Motor Study	6,511	6,492	—	280

Total	$83,593	$65,877	$3,879	$7,456

These significant projects represented 12% and 14% of our Grid business unit’s revenue for fiscal 2011 and 2010, respectively.

Project HYDRA is a project with Consolidated Edison, Inc. which is being partially funded by the Department of Homeland Security (“DHS”). DHS is expected to invest up to a total of $29.0 million in the development of a new HTS power grid technology called FaultBlocker™ cable systems. FaultBlockerTM cable systems are designed to utilize customized Amperium™ HTS wires, and ancillary controls to deliver more power through the grid while also being able to suppress power surges that can disrupt service. On September 15, 2011, DHS committed an additional $4.1 million in funding on Project HYDRA. Of the total $29.0 million in funding expected from DHS, it has committed funding of $15.6 million to us as of March 31, 2012. Consolidated Edison and Southwire Company are our subcontractors on this project.

LIPA II is a project to install an HTS power cable using our Amperium™ wire for the Long Island Power Authority. DOE-FCL is a project to develop and demonstrate a transmission voltage SuperLimiter fault current limiter (“FCL”). The NAVSEA Motor Study is a project designed to test the 36.5 MW superconductor motor developed for the U.S. Navy.

Cost of Revenues and Gross Margin

Cost of revenues decreased by 73% to $82.9 million for fiscal 2011, compared to $308.2 million for fiscal 2010. Gross margin decreased to (8.3)% in fiscal 2011 from (7.5)% in fiscal 2010. Cost of revenues in fiscal 2010 was negatively impacted by $102.7 million in non-recurring charges relating to the write-off of inventory and the recording of a liability for adverse purchase commitments in connection with the situation with Sinovel. The decrease in gross margin in fiscal 2011 was driven primarily by the lost gross margin on sales to Sinovel, which did not occur in fiscal 2011, partially offset by the negative impact of the write-offs described above on gross margin in fiscal 2010, as well as $1.3 million in adverse purchase commitment recoveries in fiscal 2011. Based on the average Euro and Renminbi exchange rates in fiscal 2011, costs of revenues denominated in these foreign currencies translated into U.S. dollars were $1.0 million higher compared to the translation of these cost of revenues using the average exchange rates of these currencies for fiscal 2010.

Operating Expenses

Research and development

A portion of our R&D expenditures related to externally funded development contracts has been classified as cost of revenues (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost-sharing funding. Our R&D expenditures are summarized as follows (in thousands):

	Fiscal Years Ended March 31,
	2012	2011
R&D expenses per consolidated statements of operations	$27,271	$32,517
R&D expenditures reclassified as cost of revenues	12,002	18,012
R&D expenditures offset by cost-sharing funding	164	440

Aggregated R&D expenses	$39,437	$50,969

R&D expenses (exclusive of amounts classified as cost of revenues and amounts offset by cost-sharing funding) decreased by 16% to $27.3 million, or 36% of revenue, for fiscal 2011 from $32.5 million, or 11% of revenue, for fiscal 2010. The decrease in R&D expenses was primarily due to decreased headcount and related labor spending as a result of restructuring activities undertaken in fiscal 2011. The decrease in R&D expenditures reclassified to cost of revenue was primarily driven by lower development project related revenue. Aggregated R&D expenses, which include amounts classified as cost of revenues and amounts offset by cost-sharing funding, decreased 23% to $39.4 million, or 52% of revenue, for fiscal 2011, compared to $51.0 million, or 18% of revenue, for fiscal 2010. The increase in fiscal 2011 was driven primarily by the net impact of the factors described above.

We present aggregated R&D, which is a measure (a “non-GAAP measure”) not calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”), because we believe it provides useful information on our aggregate R&D spending and because R&D expenses as reported on the consolidated statements of operations have been, and may in the future be, subject to significant fluctuations solely as a result of changes in the level of externally-funded contract development work, resulting in significant changes in the amount of the cost recorded as costs of revenues rather than as R&D expenses, as discussed above.

Selling, general, and administrative

SG&A expenses decreased by less than 1% to $72.1 million, or 94% of revenue, in fiscal 2011 from $72.4 million, or 25% of revenue, in fiscal 2010. Fiscal 2011 SG&A expenses included approximately $5.8 million in legal expenses related to the issue with Sinovel, a $4.9 million expense of patent costs as a result of changing our accounting policy for legal costs to defend and maintain our patents and $2.1 million in severance costs for our former Chief Executive Officer. Fiscal 2010 SG&A expenses included $5.9 million in charges for the write-off of prepaid value-added taxes associated with the Sinovel matter. The decrease in SG&A expenses was primarily related to our headcount reductions in fiscal 2011, partially offset by effect of the charges described above.

Amortization of acquisition related intangibles

We recorded $1.0 million in fiscal 2011 and $1.5 million in fiscal 2010 in amortization related to our contractual relationships/backlog, customer relationships, core technology and know-how, trade names and trademark intangible assets. The lower amortization in fiscal 2011was primarily driven by the write-off of certain intangible assets in fiscal 2010.

Write-off of advance payment

In October 2011, we terminated our previously planned acquisition of The Switch due to adverse market conditions for a financing required to fund the acquisition. As a result, The Switch retained a $20.6 million advance payment as a break-up fee, and we recorded a write-off of the advance payment during the year ended March 31, 2012.

Restructuring and impairments

During fiscal 2011, we undertook a systematic restructuring of our operations as a result of the material changes in our business resulting from the situation with Sinovel, which was approved by the Board of Directors. These actions resulted in the reduction of approximately 50% of our headcount and are expected to generate approximately $50 million in annual savings. We recorded restructuring and impairment charges of $9.2 million for the year ended March 31, 2012. These charges primarily consisted of employee severance and benefit costs related to the restructuring plan of $5.3 million, impairment charges of $1.7 million on long-lived assets for which there is no remaining future economic benefit as of March 31, 2012 and facility exit costs of $2.2 million related to the remaining lease commitments and certain asset impairments on the leased space in our Klagenfurt and Middleton locations.

Operating income

Our operating income (loss) is summarized as follows (in thousands):

	Fiscal Years Ended March 31,
	2012	2011
Wind	$(62,217)	$(100,546)
Grid	(29,645)	(63,855)
Unallocated corporate expenses	(44,577)	(13,582)

Total	$(136,439)	$(177,983)

Wind generated an operating loss of $62.2 million in fiscal 2011 compared to an operating loss of $100.5 million in fiscal 2010. The decrease in operating loss for fiscal 2011 was primarily attributable to cost reduction efforts as well as charges described above in fiscal 2010 related to the situation with Sinovel that did not recur in fiscal 2011.

Grid operating loss decreased to $29.6 million in fiscal 2011 from $63.9 million in fiscal 2010. The decrease in operating loss for fiscal 2011 is primarily attributed to the cost reduction efforts described above, partially offset by lower Grid revenues.

Unallocated corporate expenses in fiscal 2011 included the write-off of the advance payment to The Switch of $20.6 million, restructuring and impairment charges of $9.2 million, and expense of patent costs of $4.9 million related to changing our accounting policy for legal costs to defend and maintain our patents. Unallocated corporate expenses also included $9.9 million in stock-based compensation expense for fiscal 2011 compared to $13.4 million in stock-based compensation expense for fiscal 2010.

Interest income, net

Interest income, net was $0.2 million and $0.8 million for fiscal 2011 and 2010, respectively. The decrease in interest income, net was driven by lower cash balances.

Other income (expense), net

Other income (expense), net was $0.7 million in fiscal 2011, compared to $6.8 million in fiscal 2010. The decrease in other income (expense), net was due primarily to lower foreign exchange and hedging gains in fiscal 2011, compared to fiscal 2010. The primary components of other income (expense), net include net foreign currency translation gain of $3.1 million partially offset by aggregate losses on minority investments in Blade Dynamics and Tres Amigas of $2.4 million for fiscal 2011.

Income Taxes

We recorded income tax expense of $1.4 million during fiscal 2011, compared to $16.0 million during fiscal 2010. The decrease in income tax expense was driven by lower income in foreign jurisdictions. Certain asset write-offs in our foreign jurisdictions are considered permanent differences and are not tax deductible. Other asset write-offs, such as inventory and prepaid value added taxes in China in fiscal 2010, are not currently deductible and result in deferred tax assets. Due to uncertainty around the realizability of these deferred tax assets, they have been fully reserved as of fiscal years ended March 31, 2011 and March 31, 2012.

Please refer to the “Risk Factors” section in Part I, Item 1A, for a discussion of certain factors that may affect our future results of operations and financial condition.

Fiscal Years Ended March 31, 2011 and March 31, 2010

Revenues

Total revenues decreased by 9% to $286.6 million in fiscal 2010 from $316.0 million for fiscal 2009. Our revenues are summarized as follows (in thousands):

	Fiscal Years Ended March 31,
	2011	2010
Wind	$231,761	$251,487
Grid	54,842	64,468

Total	$286,603	$315,955

Our Wind business unit accounted for 81% and 80% of total revenues for fiscal 2010 and 2009, respectively. Revenues in the Wind business unit decreased 8% to $231.8 million in fiscal 2010 from $251.5 million in fiscal 2009. Wind business unit revenues were negatively impacted by the March 31, 2011 refusal by Sinovel to accept contracted shipments of 1.5 megawatt (MW) and 3 MW wind turbine core electrical components and spare parts that we were prepared to deliver with a potential revenue value of approximately $65.2 million. In conjunction with the application of cash basis accounting for certain of our other customers in China beginning in the three months ended September 30, 2010 and Sinovel beginning in the three months ended December 31, 2010, cash received is applied first against accounts receivable balances, then costs of shipments (inventory and value added taxes) before recognizing any gross margin. This resulted in additional decreases in revenue recognized from Sinovel and certain of our other customers in China during fiscal 2010. Revenues from Sinovel were $194.8 million and $221.8 million in fiscal 2010 and 2009, respectively. Based on the average Euro and Renminbi exchange rates in fiscal 2010, revenues denominated in these foreign currencies translated into U.S. dollars were $2.1 million higher compared to the translation of these revenues using the average exchange rates of these currencies for fiscal 2009.

Our Grid business unit accounted for 19% and 20% of revenues for fiscal 2010 and 2009, respectively. Grid revenue decreased 15% to $54.8 million in fiscal 2010 from $64.5 million in fiscal 2009. The decrease in revenues was driven primarily by lower D-VAR® RT revenues and turn-key D-VAR® revenues in the US, partially offset by revenue from a large Australian D-VAR® project in fiscal 2010 . Revenues from significant Grid government-funded contract revenues are summarized as follows (in thousands):

Project Name	Expected Total Contract Value	Revenue Earned through March 31, 2011	Revenue Earned for the Year Ended
			March 31,
			2011	2010
HYDRA	$24,908	$10,552	$979	$1,721
LIPA I and II	40,141	38,401	4,050	3,616
DOE-FCL	7,898	6,553	2,147	1,403
NAVSEA Motor Study	6,511	6,492	280	332

Total	$79,458	$61,998	$7,456	$7,072

These significant projects represented 14% and 11% of our Grid business unit’s revenue for fiscal 2010 and 2009, respectively.

Of the total $24.9 million in funding expected from Department of Homeland Security (“DHS”) as of March 31, 2011, DHS has committed funding of $12.6 million to us as of that date.

Cost of Revenues and Gross Margin

Cost of revenues increased by 53% to $308.2 million for fiscal 2010, compared to $201.0 million for fiscal 2009. Gross margin decreased to (7.5)% in fiscal 2010 from 36.4% in fiscal 2009. Cost of revenues in fiscal 2010 was negatively impacted by $102.7 million in non-recurring charges relating to the write-off of inventory and the recording of a liability for adverse purchase commitments in connection with the situation with Sinovel. The decrease in gross margin in fiscal 2010 as compared to fiscal 2009 was primarily attributed to the write-offs described above and the application of cash basis accounting for Sinovel and certain of our other customers in China beginning in the three months ended December 31, 2010. Cash received is applied first against accounts receivable balances, then costs of shipments (inventory and value added taxes) before recognizing any gross margin. This resulted in decreases in revenues, cost of revenues and gross margin from Sinovel and certain of our other customers in China during the fiscal year ended March 31, 2011.

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

R&D expenses (exclusive of amounts classified as cost of revenues and amounts offset by cost-sharing funding) increased by 38% to $32.5 million, or 11% of revenue, for fiscal 2010 from $23.6 million, or 7% of revenue, for fiscal 2009. The increase in R&D expenses was driven primarily by increased headcount and related labor spending, as well as added material and overhead spending to support new product development in our Wind business unit. The increase in R&D expenditures reclassified to cost of revenue was a result of increased efforts under license and development contracts for wind turbine designs at AMSC Austria compared to the prior year. Aggregated R&D expenses, which include amounts classified as cost of revenues and amounts offset by cost-sharing funding, increased 29% to $51.0 million, or 18% of revenue, for fiscal 2010, compared to $39.4 million, or 12% of revenue, for fiscal 2009. The increase in fiscal 2010 was driven primarily by the net impact of the factors described above.

Selling, general, and administrative

SG&A expenses increased by 43% to $72.4 million, or 25% of revenue, in fiscal 2010 from $50.4 million, or 16% of revenue, in fiscal 2009. The increase in SG&A expenses was primarily attributed to write-offs of certain prepaid value added taxes due to collectability not being reasonably assured for prior shipments to certain customers in China, as well as higher labor and related costs driven by headcount growth and costs incurred related to the implementation of our new enterprise resource planning system. Also included in the accompanying consolidated statements of operations for the year ended March 31, 2011 are acquisition-related costs of approximately $1.0 million related to the proposed acquisition of The Switch.

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

Operating income

Our operating income is summarized as follows (in thousands):

	Fiscal Years Ended March 31,
	2011	2010
Wind	$(100,546)	$91,000
Grid	(63,855)	(37,828)
Unallocated corporate expenses	(13,582)	(14,511)

Total	$(177,983)	$38,661

Wind generated an operating loss of $100.5 in fiscal 2010 compared to operating income of $91.0 million in fiscal 2009. The decrease in operating income in fiscal 2010 was primarily attributable to Sinovel’s refusal to accept shipments on March 31, 2011, which resulted in lower revenues, the charges recorded in fiscal 2010 related to the situation with Sinovel, and the application of cash basis accounting for certain of our customers in China.

Grid operating loss increased to $63.9 million in fiscal 2010 from $37.8 million in fiscal 2009. The increase in operating loss for fiscal 2010 is primarily due to lower sales, as described above.

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

Income Taxes

We recorded income tax expense of $16.0 million during fiscal 2010 and $20.5 million during fiscal 2009. Income tax expense in both periods was primarily driven by income generated in foreign jurisdictions. Certain asset write-offs in our foreign jurisdictions such as goodwill in fiscal 2010 are considered permanent differences and are not tax deductible. Other asset write-offs in fiscal 2010, such as inventory and prepaid value added taxes in China, are not currently deductible and result in deferred tax assets. Due to uncertainty around the realizability of these deferred tax assets, they have been fully reserved as of March 31, 2011.

Non-GAAP Measures

Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP measures included in this Form 10-K, however, should be considered in addition to, and not as a substitute for, or superior to, the comparable measure prepared in accordance with GAAP.

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

	Year Ended March 31,
	2012	2011	2010
Net (loss) income	$(136,827)	$(186,284)	$16,248
Goodwill and long-lived asset impairment	—	49,955	451
Provision for excess and obsolete inventory	—	63,882	—
Adverse purchase commitment (recoveries) losses, net	(1,299)	38,763	—
Write-off of prepaid value added taxes	—	5,905	—
Stock-based compensation	9,864	13,412	13,494
Amortization of acquisition-related intangibles	972	1,549	1,827
Restructuring and impairment charges	9,188	—	—
Executive severance	2,066	—	—
Sinovel litigation	5,846	—	—
Margin on zero cost-basis accounting	(794)	—	—
Patent costs	4,917	—	—
Write-off of advance payment	20,551	—	—
Tax effects	—	—	(367)

Non-GAAP net (loss) income	$(85,516)	$(12,818)	$31,653

Non-GAAP (loss) earnings per share	$(1.68)	$(0.27)	$0.70

Weighted average shares outstanding*	50,842	47,103	45,290

*	Diluted shares are used for periods where net income is generated.

We generated non-GAAP net loss of ($85.5) million, or ($1.68) per share, for fiscal 2011, compared to ($12.8) million, or ($0.27) per share, for fiscal 2010 and a non-GAAP net income of $31.7 million, or $0.70 per share, for fiscal 2009. The increase in non-GAAP net (loss) in fiscal 2011 over 2010 was primarily related to lower revenues and the effect of the large write-offs in fiscal 2010 related to the Sinovel matter, including goodwill and long-lived asset impairments, provisions for excess and obsolete inventory, adverse purchase commitments and write-off of prepaid value-added taxes, which totaled $158.5 million in the aggregate. The decrease in non-GAAP net income in fiscal 2010 over 2009 was primarily related to an increased expense base assuming a normalized business relationship with Sinovel and shipments of $65.9 million to certain Chinese customers in fiscal 2010 not recognized as revenue as collectability was not reasonably assured and in some cases, the fee for shipments of products to these customers was not fixed or determinable at the time of shipment.

Liquidity and Capital Resources

At March 31, 2012, we had cash, cash equivalents, marketable securities and restricted cash of $66.2 million, compared to $245.5 million at March 31, 2011, a decrease of $179.3 million. Our cash, cash equivalents, marketable securities and restricted cash are summarized as follows (in thousands):

	March 31,
	2012	2011
Cash and cash equivalents	$46,279	$123,783
Marketable securities	5,304	116,126
Restricted cash	14,626	5,566

Total cash, cash equivalents, marketable securities and restricted cash	$66,209	$245,475

As of March 31, 2012, we had approximately $14.2 million of cash, cash equivalents, marketable securities and restricted cash in foreign bank accounts.

The decrease in total cash and cash equivalents, marketable securities and restricted cash was due primarily to the adverse change in our business in fiscal 2011 as a result of the situation with Sinovel.

For fiscal 2011, net cash used in operating activities was $141.0 million, compared to $22.8 million in fiscal 2010. The increase in cash used by operations is due primarily to an increased net loss adjusted for non-cash charges and increase cash used for working capital, primarily due to the pay down of vendor liabilities for inventory purchased to support Sinovel.

For fiscal 2011, net cash provided by investing activities was $63.3 million, compared to net cash used in investing activities of $104.8 million in fiscal 2010. The increase in cash provided by investing activities was driven primarily by a decrease in the net purchases of marketable securities of $163.2 million and a decrease in capital expenditures of $30.0 million, partially offset by a $20.6 million advance payment to The Switch, which was subsequently written off, and an increase in restricted cash of $9.3 million.

For fiscal 2011, cash provided by financing activities was $0.1 million, compared to $163.1 million provided by financing activities in fiscal 2010. The decrease in cash provided by financing activities is primarily due to the net proceeds from our public equity offering of $155.2 million in fiscal 2010 and a decrease in proceeds from the exercise of employee stock options of $7.5 million.

At March 31, 2012 and 2011, we had $12.1 million and $5.6 million, respectively, of restricted cash included in current assets, and $2.5 of restricted cash included in long-term assets as of March 31, 2012. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts. These deposits are held in interest bearing accounts.

As of March 31, 2012, we had five performance bonds in support of customer contracts. The total value of the outstanding performance bonds is $0.8 million with expiration dates through March 2014. In the event that the payment is made in accordance with the requirements of any of these performance bonds, we would record the payment as an offset to revenue.

We had unused, unsecured lines of credit consisting of €2.3 million (approximately $3.1 million) in Austria as of March 31, 2012. During the year ended March 31, 2012, our unsecured credit line with the Bank of China approximately RMB 100.0 million (approximately $15.2 million), expired and we repaid borrowings of $4.6 million. There were no borrowings with the Bank of China outstanding as of March 31, 2012.

At March 31, 2012, we had cash, cash equivalents, and marketable securities of $51.6 million. We experienced a substantial decline in revenues, incurred a net loss of $136.8 million and used $141.0 million of cash for operations during the fiscal year ended March 31, 2012. As a result, we reduced our global workforce by approximately 50% and consolidated certain business operations in three locations to reduce facility costs. As of March 31, 2012, we had a global workforce of approximately 400 persons.

We expect that our cost reduction efforts and anticipated revenue growth will result in a substantial reduction in cash used for operations during the fiscal year ended March 31, 2013. We plan to closely monitor our expenses and if required, expect to further reduce operating costs and capital spending to enhance liquidity. At March 31, 2012, we had accrued liabilities related to adverse purchase commitments for inventory totaling $25.9 million. We are working with our inventory suppliers to delay cash settlements and to reduce the gross liability associated with our adverse purchase commitments. During the quarter ending June 30, 2012, we agreed to provide certain vendors with letters of credit in the amount of approximately $9.0 million which resulted in additional restricted cash of approximately $8.5 million and a reduction of our adverse purchase commitments liability of $7.4 million.

On April 4, 2012, we completed a private placement of $25.0 million of 7% senior convertible notes (“Notes”). See Note 18, “Subsequent Events,” for further information regarding our private placement of Notes. The Notes contain certain covenants and restrictions, including, among others, that for so long as the Notes are outstanding, we will not incur any indebtedness (other than permitted indebtedness under the Notes), permit liens on our properties (other than permitted liens under the Notes), make payments on junior securities or make dividends. The Notes also contain limitations on the transfer of certain assets. Events of default under the Notes include failure to pay principal or interest as due on the Notes, failure to deliver registered shares of common stock upon the holders request for conversion of part or all of the Notes, failure to maintain our common stock eligible for trading on defined markets, cross defaults to other material indebtedness, receipt of uninsured judgments against us in excess of defined limits and other administrative covenants, as defined in the Notes and related documentation. Upon an event of default, the holders may require us to redeem all or any portion of the outstanding principal amount of the Notes in cash plus a penalty specified in the agreement. In addition, if we fail to maintain an effective registration statement covering common stock to be used in settling obligations under the Notes, we will be required to pay a penalty specified in the agreement.

On June 5, 2012, we entered into a Loan and Security Agreement with Hercules Technology Growth Capital, under which we borrowed $10.0 million. See Note 18, “Subsequent Events,” for further information regarding our loan and security agreement. The loan contains certain covenants and restrictions including, among others, a requirement to maintain a minimum unrestricted cash balance in the U.S. of at least $10.0 million at the inception of the loan, which will decrease starting November 1, 2012 and monthly thereafter by the amount of principal paid.

Although we believe that we have the ability to maintain compliance with the Notes and loan covenants and restrictions, there can no assurance that we will be in compliance.

We believe that our available cash, together with additional reductions in operating costs and capital expenditures that we expect to make if necessary, will be sufficient to fund our operations, capital expenditures and any scheduled cash payments under our debt obligations for twelve months from the balance sheet date. Our liquidity is highly dependent on our ability to profitably grow revenues, successfully manage adverse purchase commitments, fund and maintain compliance with the covenants and restrictions on our debt obligations, and raise additional capital, as required. We may seek additional financing however; there can be no assurance that financing will be available on commercially acceptable terms or at all.

We are involved in legal and administrative proceedings and claims of various types. See Part I, Item 3, “Legal Proceedings” for additional information. We record a liability in our consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. We review these estimates each accounting period as additional information is known and adjust the loss provision when appropriate. If a matter is both probable to result in liability and the amounts of loss can be reasonably estimated, we estimate and disclose the possible loss or range of loss. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in its consolidated financial statements.

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

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties. Operating leases include minimum payments under leases for our facilities and certain equipment, see Item 2, “Properties,” for more information. Purchase commitments represent enforceable and legally binding agreements with suppliers to purchase goods or services. As of March 31, 2012, we are committed to make the following payments under contractual obligations (in thousands):

	Total	Payments Due by Period
		Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Purchase commitments	$46,962	$44,979	$1,983	$—	$—
Operating leases (rent)	3,754	1,201	2,283	270	—
Operating leases (other)	176	95	81	—	—

Total contractual obligations	$50,892	$46,275	$4,347	$270	$—

During fiscal 2010, we recorded losses on certain purchase commitments of $38.8 million to cost of revenues as a result of commitments to purchase materials that were in excess of our estimated future proceeds from sales to certain of our customers in China. As of March 31, 2012, the liability for these purchase commitments has been reduced to $25.9 million, which is due in less than a year.

In addition, during the fourth quarter of fiscal 2011, several vendors notified us that they had suffered losses as a result of procuring safety stock in anticipation of receiving future purchase orders or contracts from us. We have accrued outstanding adverse purchase commitments based on legally binding contracts and purchase orders that were placed with our vendors for parts with no future demand. The vendor claims for safety stock were not supported by valid purchase orders or executed contracts and not considered part of the adverse purchase commitment liability. The claims for safety stock have not been accrued as of March 31, 2012. We have determined that although we believe that there is no legally enforceable contract for safety stock and will continue to defend our legal position that we do not owe amounts for safety stock, that it is reasonably possible that a case may be made against us under certain situations. As the loss is reasonably possible but not probable, we have not accounted for the loss. We have determined that the range for this potential loss is between $0 and $4 million.

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

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011. We early adopted ASU 2011-05 and it did not have a material impact on our consolidated results of operations, financial condition, or cash flows.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles — Goodwill and Other (Topic 350). ASU 2011-08 allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. ASU 2011-08 is effective for our first quarter of fiscal 2013 but is eligible for early adoption. We do not believe adoption of this standard will have an impact on our consolidated results of operations, financial condition, or cash flows.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210)-Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. ASU 2011-11 is effective for our first quarter of fiscal 2014. We are currently evaluating the impact of adopting ASU 2011-11, but currently believe there will be no significant impact on our consolidated results of operations, financial condition, or cash flows.

We do not believe that other recently issued accounting pronouncements will have a material impact on our financial statements.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. Our accounting policies that involve the most significant judgments and estimates are as follows:

•	Revenue recognition;

•	Accounts receivable;

•	Inventory;

•	Purchase commitments;

•	Valuation of long-lived assets;

•	Income taxes;

•	Stock-based compensation;

•	Derivatives;

•	Contingencies; and

•	Product warranty

Revenue recognition

We recognize revenue for product sales upon customer acceptance, which can occur at the time of delivery, installation, or post-installation, where applicable, provided persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Existing customers are subject to ongoing credit evaluations based on payment history and other factors. If it is determined during the arrangement that collectability is not reasonably assured, revenue is recognized on a cash basis of accounting. Certain of our contracts involve retention amounts which are contingent upon meeting certain performance requirements through the expiration of the contract warranty periods. For contractual arrangements that involve retention, we recognize revenue for these amounts upon the expiration of the warranty period, meeting the performance requirements and when collection of the fee is reasonably assured.

During fiscal 2010, we determined that a cash basis of accounting was appropriate for certain of our customers in China, except Sinovel, after June 30, 2010 and for Sinovel, after September 30, 2010. Under this method of accounting, cash is applied first against accounts receivable balances, then costs of shipments (inventory and value added taxes) before recognizing any gross margin. No shipments were made to these customers in the fiscal year ended March 31, 2012. Payments of $5.2 million were received from these customers during the fiscal year ended March 31, 2012, for past shipments and recorded as revenue. We had previously recognized revenues for those customers based on the receipt of shipments but prior to its receipt of payment for such shipments.

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

For sales that involve the delivery of multiple elements, we allocate revenue to each undelivered element based on the element’s fair value as determined by vendor-specific objective evidence (“VSOE”), which is the price charged when that element is sold separately, or third-party evidence (“TPE”). When VSOE and TPE are unavailable, fair value is based on our best estimate of selling price. When our estimates are used to determine fair value, management makes its estimates using reasonable and objective evidence to determine the price utilizing a cost plus reasonable margin consistent with how we have set our pricing historically for similar products and services. We review VSOE and TPE at least annually. If we conclude we are unable to establish fair values for one or more undelivered elements within a multiple-element arrangement using VSOE then we use TPE or our best estimate of the selling price for that unit of accounting, being the price at which the vendor would transact if the unit of accounting were sold by the vendor regularly on a standalone basis. We adopted this new accounting standard on April 1, 2010 using the prospective method, and the adoption did not have a material impact on our consolidated financial statements.

We occasionally enter into construction contracts that include a performance bond or similar security. As these contracts progress, we continually assess the probability of a payout from these securities. Should we determine that such a payout is likely, we would record a liability and reduce revenue to the extent a liability is recorded.

We enter into certain arrangements to license our technologies and to provide training services. We have determined that the license has no standalone value to the customer and is not separable from the training. Accordingly, we account for these arrangements as a single unit of accounting, following the revenue recognition pattern of the last deliverable of the arrangement and recognize revenue over the period of our performance and milestones that have been achieved. Costs for these arrangements are expensed as incurred.

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

We recorded an inventory write-down of $4.4 million during fiscal 2011 based on evaluating our ending inventories for excess quantities and obsolescence. We recorded an inventory write-down of approximately $63.9 million during fiscal 2010 based on our evaluation of forecasted demand in relation to the inventory on hand and market conditions surrounding our products as a result of the assumption that Sinovel and certain other customers in China would fail to meet their contractual obligations and demand that was previously forecasted would fail to materialize. If in any period we are able to sell inventories that were not valued or that had been written down in a previous period, related revenues would be recorded without any offsetting charge to cost of revenues, resulting in a net benefit to its gross margin in that period. In fiscal 2011, $0.8 million was recognized as a net benefit to gross margin for inventory previously written down in fiscal year 2010.

Purchase commitments

We periodically enter into non-cancelable purchase contracts in order to ensure the availability of materials to support production of our products. Any commitments for products ordered but not yet received are included as purchase commitments in our contractual obligations table. We periodically assess the need to provide for impairment on these purchase contracts and record a loss on purchase commitments when required. During fiscal 2010, we recorded losses of $38.8 million to cost of revenues as a result of commitments to purchase materials that were in excess of our estimated future demand from certain of our customers in China. As of March 31, 2012, the balance of this liability was $25.9 million. During fiscal 2011, we adjusted our accrual for adverse purchase commitments by $1.3 million due to settlements with vendors. Recoveries are recorded in the period that the settlements are executed.

During the fourth quarter of fiscal 2011, several vendors notified us that they had suffered losses as a result of procuring safety stock in anticipation of receiving future purchase orders or contracts from us. We have accrued outstanding adverse purchase commitments based on legally binding contracts and purchase orders that were placed with our vendors for parts with no future demand. The vendor claims for safety stock were not supported by valid purchase orders or executed contracts and not considered part of the adverse purchase commitment liability. The claims for safety stock have not been accrued as of March 31, 2012. We have determined that although we believe that there is no legally enforceable contract for safety stock and will continue to defend our legal position that we do not owe amounts for safety stock, that it is reasonably possible that a case may be made against us under certain situations. As the loss is reasonably possible but not probable, we have not accounted for the loss. We have determined that the range for this potential loss is between $0 and $4 million.

Valuation of long-lived assets

We periodically evaluate our long-lived assets consisting principally of fixed and amortizable intangible assets for potential impairment. In accordance with the applicable accounting guidance for the treatment of long-lived assets, we review the carrying value of our long-lived assets or asset group that is held and used, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Under the held and used approach, the asset or asset group to be tested for impairment should represent the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The determination of our asset groups involves a significant amount of judgment, assumptions, and estimates. We have three asset groups under our two segments, PSNA, Windtec and Superconductor based on the fact that the individual subsidiary companies that support each reporting unit are dependent on one another such that the lowest level of largely independent cash flows is the reporting unit level. We evaluate our long-lived assets whenever events or circumstances suggest that the carrying amount of an asset or group of assets may not be recoverable from the estimated undiscounted future cash flows.

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

In the third quarter of fiscal 2011, we completed certain restructuring activities to reduce costs and to align our strategic priorities to capitalize on near and long-term opportunities in our Grid segment. As a result, we concluded that there were indicators of potential impairment of certain long-lived assets in our Grid segment and therefore conducted an assessment of the recoverability of these assets by comparing the carrying value of the assets to the pre-tax undiscounted cash flows estimated to be generated by those assets over their remaining book useful lives. Based on the calculation performed by management, the sum of the undiscounted cash flows forecasted to be generated by certain assets within its Grid segment were less than the carrying value of those assets. Therefore, there was an indication that certain of our Grid assets were impaired and, as a result, we performed additional analysis. An evaluation of the level of impairment was made by comparing the implied fair value of those definite long-lived tangible and intangible assets of its Grid segment against their carrying values.

The fair values of the impacted property and equipment were based on what we could reasonably expect to sell each asset from the perspective of a market participant. The determination of the fair value of our property and equipment included estimates and judgments regarding the marketability and ultimate sales price of individual assets. We utilized market data and approximations from comparable analyses to arrive at the estimated fair values of the impacted property and equipment. The fair values of amortization intangible assets related to completed technology were determined using the relief-from-royalty method over the estimated economic lives of those assets from the perspective of a market participant. We determined that certain of our Grid segment property, plant and equipment were impaired as their carrying value exceeded their fair value. Accordingly, we recorded an impairment charge of $1.7 million.

In addition, for the year ended March 31, 2012, we recorded $2.2 million of facility exit costs as a result of our restructuring plan.

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

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. We include interest and penalties related to gross unrecognized tax benefits within the provision for income taxes, see Note 10, “Income Taxes”, of our consolidated financial statements for further information regarding our income tax assumptions and expenses.

Stock-based compensation

We measure compensation cost arising from the grant of share-based payments to employees at fair value and recognize such cost over the period during which the employee is required to provide service in exchange for the award, usually the vesting period. Total stock-based compensation expense recognized during the fiscal years ended March 31, 2012, 2011, and 2010 was $9.9 million, $13.4 million, and $13.5 million, respectively. For awards with service conditions only, we recognize compensation cost on a straight-line basis over the requisite service/vesting period. We use the lattice model to value market condition awards. For awards with market conditions with a single cliff vest feature, we recognize compensation costs on a straight-line basis over the requisite service period. For awards with performance condition, accruals of compensation cost are made based on the probable outcome of the performance conditions. The cumulative effect of changes in the probability outcomes are recorded in the period in which the changes occur.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management determined that expected volatility rates should be estimated based on historical and implied volatilities of our common stock. The expected term represents the average time that the options that vest are expected to be outstanding based on the vesting provisions and our historical exercise, cancellation and expiration patterns. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if circumstances change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate an expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period, See Note 11, “Stockholders’ Equity,” of our consolidated financial statements for further information regarding our stock-based compensation assumptions and expenses.

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

From time to time, we hedge a portion of our intercompany sales of inventory over a maximum period of 15 months using forward foreign currency exchange contracts, accounted for as cash flow hedges, to mitigate the impact of volatility associated with foreign currency transactions.

For forward foreign exchange contracts that are designated as cash flow hedges, if they are effective in offsetting the variability of the hedged cash flows, and otherwise meet the hedge accounting criteria, changes in the derivatives value are not included in current earnings but are included in other comprehensive income in stockholders’ equity. The changes in fair value will subsequently be reclassified into earnings as a component of cost of revenues, as applicable, when the forecasted transaction occurs. Effectiveness is assessed at the inception of the hedge and on a quarterly basis. To the extent that a previously forecasted transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period the ineffectiveness occurs. Realized gains and losses resulting from these cash flow hedges offset the foreign exchange gains and losses on the underlying transactions being hedged. Gains and losses on derivatives not designated for hedge accounting or representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in other income (expense), net. The assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of the change in fair value is included in current period earnings. Cash flow hedge accounting is deemed ineffective when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter. On March 31, 2011, we determined our hedges for forward foreign exchange contracts outstanding were no longer effective based on our determination that the original forecasted transactions were not probable of occurring by the end of the originally specified time period. As a result, we reclassified accumulated gains of $1.6 million from accumulated other comprehensive income (loss) to other income (expense), net, in the accompanying consolidated statements of operations.

In addition to cash flow hedges, from time to time, we also enter into foreign currency forward exchange contracts to mitigate the impact of foreign exchange risk related to non-functional currency receivable balances in its foreign entities. Our hedges are not designated for hedge accounting treatment and consequently, changes in the fair value of these contracts are recorded within other income (expense), net, in the period which they occur.

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

Foreign currency exchange risk

The functional currency of each of our foreign subsidiaries is the U.S. dollar, except for AMSC Austria, for which the local currency (Euro) is the functional currency, and AMSC China, for which the local currency (Renminbi) is the functional currency. The assets and liabilities of AMSC Austria and AMSC China are translated into U.S. dollars at the exchange rate in effect at the balance sheet date and income and expense items are translated at average rates for the period. Cumulative translation adjustments are excluded from net income (loss) and shown as a separate component of stockholders’ equity.

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

Foreign currency transaction gains (losses), net of hedging activities, are included in net income and were $3.1 million, $8.0 million and ($2.5) million for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

Cash Flow Hedges

At March 31, 2011, we had forward contracts outstanding to hedge cash flow exposure at our wholly-owned Austrian subsidiary, AMSC Austria, with aggregate U.S. dollar equivalent notional amounts of $40.9 million. These contracts expired at various dates through March 2012. On March 31, 2011, we determined our hedges for forward foreign exchange contracts were no longer valid based on our determination that the original forecasted transactions were no longer considered probable of occurring by the end of the originally specified time period. As a result, we reclassified accumulated gains of $1.6 million from accumulated other comprehensive income (loss) to other income (expense), net, in the accompanying consolidated statements of operations.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

American Superconductor Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive (loss) income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of American Superconductor Corporation and its subsidiaries at March 31, 2012 and March 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

June 6, 2012

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2012	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$46,279	$123,783
Marketable securities	5,304	116,126
Accounts receivable, net	18,999	15,259
Inventory	29,256	25,828
Prepaid expenses and other current assets	31,444	32,759
Restricted cash	12,086	5,566
Deferred tax assets	203	484

Total current assets	143,571	319,805
Property, plant and equipment, net	90,828	96,494
Intangibles, net	3,772	7,054
Restricted cash	2,540	—
Deferred tax assets	3,129	5,840
Other assets	11,216	12,016

Total assets	$255,056	$441,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$37,582	$90,273
Adverse purchase commitments	25,894	38,763
Deferred revenue	19,718	10,304
Deferred tax liabilities	3,129	5,840

Total current liabilities	86,323	145,180
Deferred revenue	1,558	2,181
Deferred tax liabilities	203	484
Other liabilities	2,093	509

Total liabilities	90,177	148,354

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value, 150,000,000 shares authorized; 51,962,141 and 50,719,827 shares issued and outstanding at March 31, 2012 and 2011, respectively	520	507
Additional paid-in capital	896,603	885,704
Treasury stock, at cost, 23,861 shares at March 31, 2012	(271)	—
Accumulated other comprehensive income	2,027	3,817
Accumulated deficit	(734,000)	(597,173)

Total stockholders’ equity	164,879	292,855

Total liabilities and stockholders’ equity	$255,056	$441,209

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended March 3 1,
	2012	2011	2010
Revenues	$76,543	$286,603	$315,955

Cost and operating expenses:
Cost of revenues	82,882	308,183	200,977
Research and development	27,271	32,517	23,593
Selling, general and administrative	72,118	72,382	50,446
Restructuring and impairments	9,188	49,955	451
Write-off of advance payment	20,551	—	—
Amortization of acquisition related intangibles	972	1,549	1,827

Total operating expenses	212,982	464,586	277,294

Operating (loss) income	(136,439)	(177,983)	38,661
Interest income, net	243	830	788
Other income (expense), net	738	6,822	(2,693)

(Loss) income before income tax expense	(135,458)	(170,331)	36,756
Income tax expense	1,369	15,953	20,508

Net (loss) income	$(136,827)	$(186,284)	$16,248

Net (loss) income per common share
Basic	$(2.69)	$(3.95)	$0.37

Diluted	$(2.69)	$(3.95)	$0.36

Weighted average number of common shares outstanding
Basic	50,842	47,103	44,445

Diluted	50,842	47,103	45,290

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Year Ended March 31 ,
	2012	2011	2010
Net (loss) income	$(136,827)	$(186,284)	$16,248
Other comprehensive (loss) income, net of tax:
Foreign currency translation gains (losses)	(1,790)	10,918	(2,487)
Unrealized gains on cash flow hedges	—	1,170	—
Reclassification of ineffective hedge gains to net income	—	(1,170)	—
Unrealized losses on investments	—	(90)	(37)

Total other comprehensive income (loss), net of tax	(1,790)	10,828	(2,524)

Comprehensive (loss) income	$(138,617)	$(175,456)	$13,724

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Deferred Contract Costs-Warrant	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance at April 1, 2009	43,298	$433	$653,054	$(2)	$—	$(4,487)	$(427,137)	$221,861
Exercise of stock options	810	8	18,632	—	—	—	—	18,640
Issuance of common stock — ESPP	14	—	363	—	—	—	—	363
Issuance of common stock — restricted shares	233	2	(2)	—	—	—	—	—
Stock-based compensation expense	—	—	13,494	—	—	—	—	13,494
Non-employee stock-based compensation expense	—	—	138	—	—	—	—	138
Issuance of stock for calendar 2009 401(k) match	33	1	857	—	—	—	—	858
Contingent consideration	426	4	10,824	—	—	—	—	10,828
Minority interest investment	32	—	1,057	—	—	—	—	1,057
Amortization of deferred warrant costs	—	—	—	2	—	—	—	2
Net unrealized losses on investments	—	—	—	—	—	(37)	—	(37)
Cumulative translation adjustment	—	—	—	—	—	(2,487)	—	(2,487)
Net income	—	—	—	—	—	—	16,248	16,248

Balance at March 31, 2010	44,846	$448	$698,417	$—	$—	$(7,011)	$(410,889)	$280,965
Exercise of stock options	567	6	7,198	—	—	—	—	7,204
Issuance of common stock — ESPP	26	—	614	—	—	—	—	614
Issuance of common stock — restricted shares	301	3	(3)	—	—	—	—	—
Stock-based compensation expense	—	—	13,412	—	—	—	—	13,412
Non-employee stock-based compensation expense	—	—	31	—	—	—	—	31
Issuance of stock for calendar 2010 401(k) match	29	—	841	—	—	—	—	841
Issuance of common stock- follow-on public offering, net of costs	4,600	46	155,194	—	—	—	—	155,240
Contingent consideration	350	4	10,000	—	—	—	—	10,004
Net unrealized losses on investments	—	—	—	—	—	(90)	—	(90)
Cumulative translation adjustment	—	—	—	—	—	10,918	—	10,918
Net loss	—	—	—	—	—	—	(186,284)	(186,284)

Balance at March 31, 2011	50,719	$507	$885,704	$—	$—	$3,817	$(597,173)	$292,855
Exercise of stock options	3	—	24	—	—	—	—	24
Issuance of common stock — ESPP	89	1	303	—	—	—	—	304
Issuance of common stock — restricted shares	698	7	(7)	—	—	—	—	—
Stock-based compensation expense	—	—	9,864	—	—	—	—	9,864
Issuance of stock for calendar 2011 401(k) match	127	1	719	—	—	—	—	720
Contingent consideration	350	4	(4)	—	—	—	—	—
Treasury stock, at cost	—	—	—	—	(271)	—	—	(271)
Cumulative translation adjustment	—	—	—	—	—	(1,790)	—	(1,790)
Net loss	—	—	—	—	—	—	(136,827)	(136,827)

Balance at March 31, 2012	51,986	$520	$896,603	$—	$(271)	$2,027	$(734,000)	$164,879

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31,
	2012	2011	2010
Cash flows from operating activities:
Net (loss) income	$(136,827)	$(186,284)	$16,248
Adjustments to reconcile net (loss) income to net cash (used in) provided by operations:
Depreciation and amortization	15,455	11,300	9,789
Stock-based compensation expense	9,864	13,443	13,632
Write-off of advanced payment to The Switch	20,551	—	—
Patent costs	4,917	—	—
Restructuring charges, net of payments	2,798	—	—
Impairment of goodwill	—	48,959	—
Impairment of long-lived and intangible assets	1,715	996	—
Provision for excess and obsolete inventory	4,357	63,882	—
Adverse purchase commitment losses (recoveries), net	(1,299)	38,763	—
Provision for doubtful accounts receivable	—	25	(523)
Write-off of prepaid taxes	—	5,905	—
Loss on minority interest investment	2,407	1,396	156
Deferred income taxes	—	3,660	(2,717)
Other non-cash items	771	949	999
Changes in operating asset and liability accounts:
Accounts receivable	(4,820)	63,175	(16,993)
Inventory	(7,528)	(51,942)	(656)
Prepaid expenses and other current assets	1,685	(15,428)	(10,051)
Accounts payable and accrued expenses	(64,148)	(222)	23,775
Deferred revenue	9,060	(21,398)	7,021

Net cash provided by (used in) operating activities	(141,042)	(22,821)	40,680

Cash flows from investing activities:
Purchase of property, plant and equipment	(10,895)	(40,862)	(16,541)
Purchase of marketable securities	—	(157,905)	(81,980)
Proceeds from the maturity of marketable securities	110,117	104,830	59,387
Change in restricted cash	(9,093)	247	1,602
Purchase of intangible assets	(4,227)	(2,514)	(1,516)
Purchase of minority investments	(1,800)	(9,765)	(848)
Advanced payment for planned acquisition	(20,551)	—	—
Change in other assets	(214)	1,136	(100)

Net cash (used in) provided by investing activities	63,337	(104,833)	(39,996)

Cash flows from financing activities:
Employee taxes paid related to net settlement of equity awards	(271)	—	—
Proceeds from debt	4,682	—	—
Repayment of debt	(4,682)	—	—
Proceeds from public equity offering, net	—	155,240	—
Proceeds from exercise of employee stock options and ESPP	328	7,818	19,003

Net cash provided by financing activities	57	163,058	19,003

Effect of exchange rate changes on cash and cash equivalents	144	785	(2,767)

Net (decrease) increase in cash and cash equivalents	(77,504)	36,189	16,920
Cash and cash equivalents at beginning of year	123,783	87,594	70,674

Cash and cash equivalents at end of year	$46,279	$123,783	$87,594

Supplemental schedule of cash flow information:
Cash paid for income taxes, net of refunds	$13,357	$16,434	$12,387
Non-cash contingent consideration in connection with acquisitions	—	10,004	10,828
Non-cash issuance of common stock	720	842	1,915

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

At March 31, 2012, the Company had cash, cash equivalents, and marketable securities of $51.6 million. The Company experienced a substantial decline in revenues, incurred a net loss of $136.8 million and used $141.0 million of cash for operations during the fiscal year ended March 31, 2012. As a result, the Company reduced its global workforce by approximately 50% and consolidated certain business operations in three locations to reduce facility costs. As of March 31, 2012, the Company had a global workforce of approximately 400 persons.

The Company expects that its cost reduction efforts and anticipated revenue growth will result in a substantial reduction in cash used for operations during the year ending March 31, 2013. The Company plans to closely monitor its expenses and if required, expects to further reduce operating costs and capital spending to enhance liquidity. At March 31, 2012, the Company had accrued liabilities related to adverse purchase commitments for inventory totaling $25.9 million. The Company is working with its inventory suppliers to delay cash settlements and to reduce the gross liability associated with its adverse purchase commitments. During the quarter ending June 30, 2012, the Company agreed to provide certain vendors with letters of credit in the amount of approximately $9.0 million which resulted in additional restricted cash of approximately $8.5 million and a reduction of its adverse purchase commitments liability of $7.4 million. See Note 18, “Subsequent Events,” for additional information.

On April 4, 2012, the Company completed a private placement of $25.0 million of 7% senior convertible notes (“Notes”). See Note 18, “Subsequent Events,” for further information regarding the Company’s private placement of Notes. The Notes contain certain covenants and restrictions, including, among others, that for so long as the Notes are outstanding, the Company will not incur any indebtedness (other than permitted indebtedness under the Notes), permit liens on its properties (other than permitted liens under the Notes), make payments on junior securities or make dividends. The Notes also contain limitations on the transfer of certain assets. Events of default under the Notes include failure to pay principal or interest as due on the Notes, failure to deliver registered shares of common stock upon the holders request for conversion of part or all of the Notes, failure to maintain the Company’s common stock eligible for trading on defined markets, cross defaults to other material indebtedness, receipt of uninsured judgments against the Company in excess of defined limits and other administrative covenants, as defined in the Notes and related documentation. Upon an event of default, the holders may require the Company to redeem all or any portion of the outstanding principal amount of the Notes in cash plus a penalty as specified in the agreement. In addition, if the Company fails to maintain an effective registration statement covering common stock to be used in settling obligations under the Notes, the Company will be required to pay a penalty as specified in the agreement.

On June 5, 2012, the Company entered into a Loan and Security Agreement with Hercules Technology Growth Capital, under which the Company borrowed $10.0 million. See Note 18, “Subsequent Events,” for further information regarding the Company’s Loan and Security Agreement. The loan contains certain covenants and restrictions including, among others, a requirement to maintain a minimum unrestricted cash balance in the U.S. of at least $10.0 million at the inception of the loan, which will decrease starting November 1, 2012 and monthly thereafter by the amount of principal paid.

Although the Company believes that it has the ability to maintain compliance with the Notes and loan covenants and restrictions, there can no assurance that the Company will be in compliance.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company believes that its available cash, together with additional reductions in operating costs and capital expenditures that it expects to make if necessary, will be sufficient to fund its operations, capital expenditures and any scheduled cash payments under its debt obligations for twelve months from the balance sheet date. The Company’s liquidity is highly dependent on its ability to profitably grow revenues, successfully manage adverse purchase commitments, fund and maintain compliance with the covenants and restrictions on its debt obligations, and raise additional capital, as required. The Company may seek additional financing; however, there can be no assurance that financing will be available on commercially acceptable terms or at all.

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

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For the year ended March 31, 2012, the Company recorded an inventory write-down of approximately $4.4 million based on evaluating its ending inventory on hand for excess quantities and obsolescence. The Company recorded an inventory write-down of approximately $63.9 million during the year ended March 31, 2011, based on its evaluation of forecasted demand in relation to the inventory on hand and market conditions surrounding its products as a result of the assumption that Sinovel and certain other customers in China will fail to meet their contractual obligations and demand that was previously forecasted will fail to materialize. During the year ended March 31, 2012, the Company recorded a benefit to cost of revenues of $0.8 million related to the sale or usage of inventories written down in a prior period.

Purchase commitments

The Company periodically enters into non-cancelable purchase contracts in order to ensure the availability of materials to support production of its products. The Company periodically assesses the need to provide for impairment on these purchase contracts and record a loss on purchase commitments when required. During the fourth quarter of the year ended March 31, 2011, the Company recorded losses of $38.8 million to cost of revenues as a result of commitments to purchase materials that were in excess of its estimated future demand from certain of its customers in China. As of March 31, 2012, the Company had accrued liabilities related to adverse purchase commitments totaling $25.9 million. During the year ended March 31, 2012, the Company adjusted its accrual for adverse purchase commitments by $1.3 million due to settlements with vendors. Recoveries are recorded in the period the settlements are executed.

During the fourth quarter of the year ended March 31, 2011, several vendors notified the Company that they had suffered losses as a result of procuring safety stock in anticipation of receiving future purchase orders or

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contracts from the Company. The Company has accrued outstanding adverse purchase commitments based on legally binding contracts and purchase orders that were placed with its vendors for parts with no future demand. The vendor claims for safety stock were not supported by valid purchase orders or executed contracts and not considered part of the adverse purchase commitment liability. The claims for safety stock have not been accrued as of March 31, 2012. The Company has determined that although it believes that there is no legally enforceable contract for safety stock and will continue to defend its legal position that it does not owe amounts for safety stock, that it is reasonably possible that a case may be made against the Company under certain situations. As the loss is reasonably possible but not probable, the Company has not accounted for the loss. The Company has determined that the range for this potential loss is between $0 and $4 million.

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

Cash Flow Hedges

From time to time, the Company hedges a portion of its intercompany sales of inventory over a maximum period of 15 months using forward foreign currency exchange contracts, accounted for as cash flow hedges, to mitigate the impact of volatility associated with foreign currency transactions.

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

Balance Sheet Hedges

In addition to cash flow hedges, from time to time the Company also enters into foreign currency forward exchange contracts to mitigate the impact of foreign exchange risk related to certain non-functional currency receivable balances in its foreign entities. The Company typically does not elect hedge accounting treatment for these hedges and consequently, changes in the fair value of these contracts are recorded within other income (expense), net, in the period which they occur.

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

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In November 2011, the Company completed certain restructuring activities in order to reduce costs and to align its strategic priorities to capitalize on near and long-term opportunities in its Grid segment. As a result, the Company concluded that there were indicators of potential impairment of certain long-lived assets in its Grid segment and therefore conducted an assessment of the recoverability of these assets during the three months ended December 31, 2011 by comparing the carrying value of the assets to the pre-tax undiscounted cash flows estimated to be generated by those assets over their remaining book useful lives. Based on the calculation performed by management, the sum of the undiscounted cash flows forecasted to be generated by certain assets within its Grid segment were less than the carrying value of those assets. Therefore, there was an indication that certain of the Company’s Grid assets were impaired and, as a result, the Company performed additional analysis. An evaluation of the level of impairment was made by comparing the implied fair value of those definite long-lived tangible and intangible assets of its Grid segment against their carrying values.

The fair values of the impacted property and equipment were based on what the Company could reasonably expect to sell each asset from the perspective of a market participant. The determination of the fair value of its property and equipment includes estimates and judgments regarding the marketability and ultimate sales price of individual assets. The Company utilized market data and approximations from comparable analyses to arrive at the estimated fair values of the impacted property and equipment. The fair values of amortizable intangible assets related to completed technology were determined using the relief-from-royalty method over the estimated

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

economic lives of those assets from the perspective of a market participant. During the three months ended December 31, 2011, the Company determined that certain of its Grid segment property, plant and equipment were impaired as their carrying value exceeded their fair value. Accordingly, the Company recorded an impairment charge of $1.7 million.

In addition, for the year ended March 31, 2012, the Company recorded $2.2 million of facility exit costs as a result of its restructuring plan.

Equity Method Investments

The Company uses the equity method of accounting for investments in entities in which it has an ownership interest, but does not exercise a controlling interest in the operating and financial policies of an investee. Under this method, an investment is carried at the acquisition cost, plus the Company’s equity in undistributed earnings or losses since acquisition.

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

During the year ended March 31, 2011, the Company determined that revenues from certain of its customers in China could not be recorded for shipments made according to the delivery terms, as the fee was not fixed or determinable or collectability was not reasonably assured. For these customers, the Company is utilizing a cash basis of accounting with cash applied first against accounts receivable balances, then costs of shipments (inventory and value added taxes) before recognizing any gross margin. No shipments were made to these customers in the year ended March 31, 2012. Payments of $5.2 million were received from these customers during the year ended March 31, 2012, for past shipments and recorded as revenue.

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

For sales that involve the delivery of multiple elements, we allocate revenue to each undelivered element based on the element’s fair value as determined by vendor-specific objective evidence (“VSOE”), which is the price charged when that element is sold separately, or third-party evidence (“TPE”). When VSOE and TPE are unavailable, fair value is based on our best estimate of selling price utilizing a cost plus reasonable margin consistent with how the Company has set pricing historically for similar products and services. When our estimates are used to determine fair value, management makes its estimates using reasonable and objective evidence to determine the price. We review VSOE and TPE at least annually. If we conclude we are unable to

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

establish fair values for one or more undelivered elements within a multiple-element arrangement using VSOE then we use TPE or our best estimate of the selling price for that unit of accounting, being the price at which the vendor would transact if the unit of accounting were sold by the vendor regularly on a standalone basis.

The Company occasionally enters into construction contracts that include a performance bond. As these contracts progress, the Company continually assesses the probability of a payout from the performance bond. Should the Company determine that such a payout is likely; the Company would record a liability. The Company would reduce revenue to the extent a liability is recorded.

The Company enters into certain arrangements to license its technologies and to provide training services. The Company has determined that the license has no standalone value to the customer and is not separable from the training. Accordingly, the Company accounts for these arrangements as a single unit of accounting, following the revenue recognition pattern of the last deliverable of these arrangements and recognizes revenue over the period of the Company’s performance and milestones that have been achieved. Costs for these arrangements are expensed as incurred.

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

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each fiscal year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. The Company has provided a valuation allowance against its U.S. and foreign deferred income tax assets since the Company believes that it is more likely than not that these deferred tax assets are not currently realizable due to uncertainty around profitability in the future.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Computation of Net (Loss) Income per Common Share

Basic net (loss) income per share (“EPS”) is computed by dividing net (loss) income by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing the net (loss) income by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. For the years ended March 31, 2012, 2011, and 2010, common equivalent shares of 2,290,416, 2,631,251, and 688,300, respectively, were not included in the calculation of diluted EPS as they were considered antidilutive. The following table

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reconciles the numerators and denominators of the EPS calculation for the years ended March 31, 2012, 2011, and 2010 (in thousands except per share amounts):

	Year Ended March 31,
	2012	2011	2010
Numerator:
Net (loss) income	$(136,827)	$(186,284)	$16,248

Denominator:
Weighted-average shares of common stock outstanding	51,144	47,750	44,493
Weighted-average shares subject to repurchase	(302)	(647)	(48)

Shares used in per-share calculation — basic	50,842	47,103	44,445
Dilutive effect of employee equity incentive plans	—	—	845

Shares used in per-share calculation — diluted	50,842	47,103	45,290

Net (loss) income per share — basic	$(2.69)	$(3.95)	$0.37

Net (loss) income per share — diluted	$(2.69)	$(3.95)	$0.36

Foreign Currency Translation

The functional currency of all the Company’s foreign subsidiaries is the U.S. dollar, except for AMSC Austria, for which the local currency (Euro) is the functional currency, and AMSC China, for which the local currency (Renminbi) is the functional currency. The assets and liabilities of AMSC Austria and AMSC China are translated into U.S. dollars at the exchange rate in effect at the balance sheet date and income and expense items are translated at average rates for the period. Cumulative translation adjustments are excluded from net income (loss) and shown as a separate component of stockholders’ equity. Net foreign currency transaction and hedging gains (losses), are included in net (loss) income and were $3.1 million, $8.0 million and ($2.5) million for the years ended March 31, 2012, 2011 and 2010, respectively. The Company has no restrictions on the foreign exchange activities of its foreign subsidiaries, including the payment of dividends and other distributions.

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

Several of the Company’s government contracts are being funded incrementally, and as such, are subject to the future authorization, appropriation, and availability of government funding. The Company has a history of successfully obtaining financing under incrementally-funded contracts with the U.S. government and it expects to continue to receive additional contract modifications in the year ending March 31, 2012 and beyond as incremental funding is authorized and appropriated by the government.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingencies

From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. The Company records a liability in its consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. Management reviews these estimates in each accounting period as additional information is known and adjusts the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. If, with respect to a matter, it is not both probable to result in liability and the amount of loss cannot be reasonably estimated, an estimate of possible loss or range of loss is disclosed unless such an estimate cannot be made. The Company does not recognize gain contingencies until they are realized. Legal costs incurred in connection with loss contingencies are expensed as incurred. See Note 12, “Commitments and Contingencies,” for further information regarding the Company’s pending litigation.

Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses. The carrying amounts of these instruments approximate fair value.

3.    Marketable Securities and Fair Value Disclosures

Marketable Securities

The Company’s marketable securities are classified as available-for-sale securities and, accordingly, are recorded at fair value. The difference between amortized cost and fair value is included in stockholders’ equity. At March 31, 2012 and 2011, there were investments with an immaterial gross unrealized loss.

The following is a summary of marketable securities at March 31, 2012 and 2011 (in thousands):

	Cost at March 31, 2012	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value at March 31, 2012
Short-term commercial paper	$5,276	$28	$—	5,304

	Cost at March 31, 2011	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value at March 31, 2011
Short-term government-backed securities	$76,368	$21	$(18)	$76,371
Short-term commercial paper	39,728	45	(18)	39,755

Fair Value Hierarchy

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance related to disclosures of fair value measurements. The guidance requires gross presentation of activity within the Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements. It also clarifies two existing disclosure requirements on the level of disaggregation of fair value measurements and disclosures on inputs and valuation techniques. A change in the hierarchy of an investment from its current level will be reflected in the period during which the pricing methodology of such investment changes. Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 will be made in the event that the related security is significant to total cash and investments. The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the years ended March 31, 2012 and 2011.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table provides the assets and liabilities carried at fair value, measured as of March 31, 2012 and 2011 (in thousands):

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Using Significant Other Observable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)
March 31, 2012:
Assets:
Cash equivalents	$23,485	$23,485	$—	$—
Short-term commercial paper	5,304	—	5,304	—

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Using Significant Other Observable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)
March 31, 2011:
Assets:
Cash equivalents	$49,837	$49,837	$—	$—
Short-term government-backed securities	76,371	—	76,371	—
Short-term commercial paper	39,755	—	39,755	—
Derivatives	3,087	—	3,087	—

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

4.    Derivative Financial Instruments

Cash Flow Hedges

At March 31, 2011, the Company had forward contracts outstanding to hedge cash flow exposure at the Company’s wholly-owned Austrian subsidiary, AMSC Windtec GmbH (“AMSC Austria”), with aggregate U.S. dollar equivalent notional amounts of $40.9 million. These contracts expired at various dates through March 2012. At March 31, 2011, the Company determined, that these forward foreign exchange contracts outstanding were no longer effective hedges based on the Company’s determination that the original forecasted transactions were not probable of occurring by the end of the originally specified time period. As a result, the Company reclassified accumulated gains of $1.6 million from accumulated other comprehensive income (loss) to other income (expense), net, in the accompanying consolidated statements of operations. At March 31, 2012, the Company had no forward foreign exchange contracts outstanding.

The fair value amounts of asset derivatives included in prepaid expenses and other current assets and liability derivatives included in accounts payable and accrued expenses in the consolidated balance sheets related to forward foreign exchange contracts as of March 31, 2011 were as follows (in thousands):

	Asset Derivatives	Liability Derivatives
	March 31, 2011	March 31, 2011
Forward foreign exchange contract derivatives not designated as cash flow hedges	$2,008	$—

The Company recognized the following pre-tax gains in other comprehensive income related to forward foreign exchange contracts designated as cash flow hedges (in thousands):

For the Years Ended March 31,
2011
Gains recognized in other comprehensive income	$1,560
Gains reclassified from other comprehensive income to other income (expense), net due to ineffective hedges	(1,560)

Total	$—

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognized the following pre-tax gains (losses) related to forward foreign exchange contracts in the consolidated statements of income (in thousands):

For the Years Ended March 31,
2011
Gains (losses) recognized in other income (expense), net	$3,206
Gains (losses) recognized in cost of revenues	1,514
Gains reclassified from other comprehensive income to other income (expense) on discontinued cash flow hedges	1,560

Total	$6,280

Balance Sheet Hedges

At March 31, 2011, the Company had forward contracts outstanding with aggregate U.S. dollar equivalent notional amounts of $125.5 million. At March 31, 2012, the Company did not have any forward contracts outstanding.

The fair value amounts of asset derivatives included in prepaid expenses and other current assets and liability derivatives included in accounts payable and accrued expenses in the consolidated balance sheets related to forward foreign exchange contracts related to non-functional currency receivable balances as of March 31, 2011 were as follows (in thousands):

	Asset Derivatives	Liability Derivatives
	March 31, 2011	March 31, 2011
Forward foreign exchange contracts related to non-functional currency receivable balances	$1,079	$—

The Company recognized the following pre-tax gains (losses) related to forward foreign exchange contracts related to non-functional currency receivable balances in the consolidated statements of income (in thousands):

	For the Years Ended March 31,
	2012	2011	2010
Gains (losses) recognized in other income (expense), net	$1,734	$6,666	$(3,345)

5.    Accounts Receivable

Accounts receivable at March 31, 2012 and 2011 consisted of the following (in thousands):

	March 31,
	2012	2011
Accounts receivable (billed)	$16,240	$10,938
Accounts receivable (unbilled)	2,811	5,004
Less: Allowance for doubtful accounts	(52)	(683)

Accounts receivable, net	$18,999	$15,259

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Inventory

Inventory at March 31, 2012 and 2011 consisted of the following (in thousands):

	March 31,
	2012	2011
Raw materials	$9,962	$17,100
Work-in-progress	2,390	2,881
Finished goods	14,438	3,466
Deferred program costs	2,466	2,381

Inventory	$29,256	$25,828

For the year ended March 31, 2012, the Company recorded an inventory write-down of approximately $4.4 million based on evaluating its ending inventory on hand for excess quantities and obsolescence. For the year ended March 31, 2011, the Company recorded an inventory write-down of approximately $63.9 million based on its evaluation of forecasted demand in relation to the inventory on hand and market conditions surrounding its products as a result of the assumption that Sinovel and certain other customers in China will fail to meet their contractual obligations under existing supply agreements and demand that was previously forecasted will fail to materialize.

Deferred program costs as of March 31, 2012 and 2011 primarily represent costs incurred on D-VAR turnkey projects and programs accounted for under contract accounting where revenue and costs will be recognized when the Company completes the development programs.

7.    Property, Plant and Equipment

The cost and accumulated depreciation of property and equipment at March 31, 2012 and 2011 are as follows (in thousands):

	March 31,
	2012	2011
Land	$4,022	$4,022
Construction in progress — equipment	25,331	25,968
Buildings	36,808	36,852
Equipment and software	62,785	57,151
Furniture and fixtures	1,788	1,807
Leasehold improvements	6,125	5,024

Property, plant and equipment, gross	136,859	130,824
Less accumulated depreciation	(46,031)	(34,330)

Property, plant and equipment, net	$90,828	$96,494

Depreciation expense was $12.9 million, $8.4 million, and $7.1 million for the years ended March 31, 2012, 2011, and 2010, respectively. See Note 15, “Restructuring and Impairments,” for additional information regarding the effect the Company’s restructuring plan had on property, plant and equipment.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.    Goodwill and Other Intangible Assets

Goodwill

The Company tested goodwill for impairment at least annually and more frequently upon the occurrence of certain events, which may have indicated that impairment had occurred. The provisions of the accounting guidance for goodwill require that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value, which is determined using a discounted cash flow technique, of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets of that reporting unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of that unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting entity’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds it implied fair value, the Company records an impairment loss equal to the difference.

The Company performed its annual assessment of goodwill of the Windtec and PSNA reporting units on March 31, 2011. The Company’s annual assessment date corresponded with a triggering event caused by the refusal by Sinovel to accept scheduled shipments from the Company on March 31, 2011. As a result of reductions in its revenue and operating forecasts related to Sinovel and certain of its other customers in China, the Company determined that the goodwill related to both the Windtec and PSNA reporting units was fully impaired. Accordingly, the Company recorded impairment charges of $42.1 million and $6.9 million for the Windtec and PSNA reporting units, respectively, during the fourth quarter of the year ended March 31, 2011. The Company had no goodwill as of March 31, 2012 and March 31, 2011.

The following table presents goodwill for the year ended March 31, 2011 and 2010 is as follows (in thousands):

Balance at April 1, 2009	$26,233
Contingent consideration	10,828
Net foreign exchange rate impact	(365)

Balance at March 31, 2010	36,696
Contingent consideration	10,004
Impairment of goodwill	(48,959)
Net foreign exchange rate impact	2,259

Balance at March 31, 2011	$—

Intangible Assets

Intangible assets at March 31, 2012 and 2011 consisted of the following (in thousands):

	2012			2011			Estimated Useful Life
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Licenses	$5,360	$(2,689)	$2,671	$2,908	$(2,100)	$808	7
Patents	—	—	—	9,038	(4,891)	4,147	7
Trade names and trademarks	1,212	(909)	303	1,281	(778)	503	7
Core technology and know-how	5,611	(4,813)	798	5,841	(4,245)	1,596	5 - 10

Intangible assets	$12,183	$(8,411)	$3,772	$19,068	$(12,014)	$7,054

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded intangible amortization expense of $2.6 million, $2.9 million, and $2.7 million for the years ended March 31, 2012, 2011, and 2010, respectively. During the fourth quarter of the year ended March 31, 2012, the Company elected to change its accounting policy for legal costs to defend and maintain its patents. Historically, the Company capitalized these costs and amortized them over the useful lives of the patents. In the fourth quarter, the Company determined a change to expense these costs as incurred is preferable, and elected to make that change by expensing the remaining unamortized patent costs of $4.9 million.

Expected future amortization expense related to intangible assets is as follows (in thousands):

For the Years Ended March 31,	Total
2013	$1,007
2014	770
2015	573
2016	568
2017	553
Thereafter	301

Total	$3,772

The geographic composition of goodwill and intangible assets is as follows (in thousands):

	March 31,
	2012	2011
Intangible assets by geography:
U.S.	$3,469	$5,210
Europe	303	1,844

Total	$3,772	$7,054

The business segment composition of intangible assets is as follows (in thousands):

	March 31,
	2012	2011
Intangible assets by business segments:
Wind	$1,119	$4,498
Grid	2,653	2,556

Total	$3,772	$7,054

9.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31,
	2012	2011
Accounts payable	$8,191	$40,074
Accrued inventories in-transit	3,330	6,196
Accrued miscellaneous expenses	9,708	14,785
Accrued subcontractor program costs	1,885	1,190
Accrued compensation	8,380	8,174
Income taxes payable	192	11,947
Accrued warranty	5,896	7,907

Total	$37,582	$90,273

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product Warranty

The Company generally provides a one to three year warranty on its products, commencing upon installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. The following is a summary of accrued warranty activity (in thousands):

	For the Years Ended March 31,
	2012	2011
Beginning balance	$7,907	$6,431
Accruals for warranties during the period	(906)	4,994
Settlements during the period	(1,105)	(3,518)

Ending balance	$5,896	$7,907

10.    Income Taxes

Income (loss) before income taxes for the years ended March 31, 2012, 2011, and 2010 are provided in the table as follows (in thousands):

	For the Years Ended March 31,
	2012	2011	2010
Income (loss) before income tax expense:
U.S.	$(107,301)	$(61,436)	$(43,672)
Foreign	(28,157)	(108,895)	80,428

Total	$(135,458)	$(170,331)	$36,756

The components of income tax expense (benefit) attributable to continuing operations consist of the following (in thousands):

	For the Years Ended March 31,
	2012	2011	2010
Current
Federal	$—	$—	$—
State	—	—	—
Foreign	1,369	12,438	23,215

Total current	1,369	12,438	23,215
Deferred
Federal	—	(221)	30
State	—	(34)	5
Foreign	—	3,770	(2,742)

Total deferred	—	3,515	(2,707)

Income tax expense	$1,369	$15,953	$20,508

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate is shown below.

	For the Years Ended March 31,
	2012	2011	2010
Statutory federal income tax rate	(34%)	(34%)	34%
State income taxes, net of federal benefit	(2)	(1)	(6)
Deemed dividend	3	—	—
Foreign income tax rate differential	3	4	(20)
Stock options	1	1	3
Nondeductible expenses	—	—	1
Research and development tax credit	(1)	(1)	(2)
Goodwill Impairment	—	7	—
Valuation allowance	31	33	46
Effective income tax rate	1%	9%	56%

The following is a summary of the principal components of the Company’s deferred tax assets and liabilities (in thousands):

	For the Year Ended March 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$225,640	$194,216
Research and development and other tax credits and carryforwards	9,251	9,324
Accruals and reserves	39,101	45,917
Fixed assets and intangible assets	2,316	3,042
Other	19,007	20,277

Gross deferred tax assets	295,315	272,776
Valuation allowance	(252,302)	(220,596)

Total deferred tax assets	43,013	52,180

Deferred tax liabilities:
Intangible assets from acquisitions	—	(378)
Intercompany debt	(35,185)	(33,872)
Other	(7,828)	(17,930)

Total deferred tax liabilities	(43,013)	(52,180)

Net deferred tax assets	$—	$—

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

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At March 31, 2012, the Company has aggregate net operating loss carryforwards in the U.S. for federal and state income tax purposes of approximately $620 million and $329 million, respectively, which expire in the years ending March 31, 2013 through 2032. Also included in the U.S. net operating losses is $3.7 million of acquired losses from Power Quality Systems, Inc. Of this amount, $52.3 million results from excess tax deductions from stock option exercised in 2006 through 2012. Pursuant to the guidance on accounting for stock-based compensation, the deferred tax asset relating to excess tax benefits from these exercises was not recognized for financial statement purposes. The future benefit from these deductions will be recorded as a credit to additional paid-in capital when realized. Research and development and other tax credit carryforwards amounting to approximately $7.4 million and $2.8 million are available to offset federal and state income taxes, respectively, and will expire in the years ending March 31, 2013 through 2032.

At March 31, 2012, the Company has aggregate net operating loss carryforwards for its Austrian operation of approximately $67.0 million which can be carried forward indefinitely subject to certain annual limitations. AMSC China incurred a net operating loss of $13.8 million for the year ended March 31, 2012 which can be carried forward for five years. Also the Company had immaterial amounts of current and net operating loss carryforwards for its other foreign operations which can be carried forward indefinitely.

Section 382 of the US Internal Revenue Code of 1986, as amended (the “IRC”), provides limits on the extent to which a corporation that has undergone an ownership change (as defined) can utilize any NOL and general business tax credit carryforwards it may have. The Company performed a study to determine whether Section 382 could limit the use of its carryforwards in this manner. After completing this study, the Company has concluded that the limitation will not have a material impact on its ability to utilize its net operating loss carryforwards.

The Company evaluates its permanent reinvestment assertions with respect to foreign earnings at each reporting period. During the year ended March 31, 2012, the Company changed its permanent reinvestment assertion with respect to only a portion of its unremitted earnings in its Austrian subsidiary. The repatriation was in the form of a loan in the amount of $13.2 million, plus accrued interest through March 31, 2012. No income taxes were due as a result of the repatriation because of substantial tax benefits available in the United States. The Company’s subsidiary in Austria has accumulated approximately $147 million of the total $149 million of estimated undistributed earnings as of March 31, 2012, which continues to be permanently reinvested by the Company.

For all other foreign subsidiaries a provision has not been made for United States or additional foreign taxes on undistributed earnings of foreign subsidiaries as the Company plans to utilize these undistributed earnings primarily to finance operating requirements of subsidiaries outside of the United States. In the event of distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes, subject to an adjustment, if any, for foreign tax credits. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with this hypothetical calculation.

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. The Company has gross unrecognized tax benefits of approximately $1.1 million and $0.3 million at March 31, 2012 and 2011, respectively. These amounts represent the amount of unrecognized tax benefits that, if recognized, would result in a reduction of the Company’s effective tax rate.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the quarter ended September 30, 2011, the Company concluded a tax audit for the period January 1, 2006 through March 31, 2008 with its foreign subsidiary in Austria. The results of the audit concluded that previously deducted amounts for certain trade-mark and management fees related to corporate affairs charges would no longer be tax deductible.

A tabular roll-forward of the Company’s uncertainties in income tax provision liability is presented below (in thousands):

Balance at March 31, 2010	$195
Increase for tax positions	102

Balance at March 31, 2011	297
Increase for tax positions	764

Balance at March 31, 2012	$1,061

The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. The Company has not recognized any interest and penalties in the current statement of operations because of the Company’s offsetting net operating losses and tax credits that are available to be carried forward. Any unrecognized tax benefits, if recognized, would favorably affect its effective tax rate in any future period. The Company does not expect that the amounts of unrecognized benefits will change significantly within the next 12 months. Interest and penalties were recorded beginning in the year ended March 31, 2011, but were immaterial amounts.

The Company conducts business globally and, as a result, its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Major tax jurisdictions include the U.S., China and Austria. All U.S. income tax filings for years ending March 31, 1995 through 2012 remain open and subject to examination and all years from the year ended March 31, 2007 through 2013 remain open and subject to examination in Austria. Tax filings in China for calendar years 2008 through 2011 will remain open and subject to examination.

11.    Stockholders’ Equity

Public Offering

In November 2010, the Company issued 4,600,000 shares of common stock at a price of $35.50 per share in a public equity offering, which resulted in net proceeds to the Company of approximately $155.2 million, after deducting the underwriting costs and offering expenses of $8.1 million.

Stock-Based Compensation

The components of employee stock-based compensation for the years ended March 31, 2012, 2011 and 2010 were as follows (in thousands):

	For the Years Ended March 31,
	2012	2011	2010
Stock options	$6,177	$6,374	$5,895
Restricted stock and stock awards	3,633	6,919	7,535
Employee stock purchase plan	54	119	64

Total stock-based compensation expense	$9,864	$13,412	$13,494

The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. The total unrecognized compensation cost for unvested outstanding

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock options was $6.1 million and $10.3 million for the years ended March 31, 2012 and 2011, respectively. This expense will be recognized over a weighted-average expense period of approximately 1.9 years. The total unrecognized compensation cost for unvested outstanding restricted stock was $5.0 million and $6.3 million for the years ended March 31, 2012 and 2011, respectively. This expense will be recognized over a weighted-average expense period of approximately 1.7 years.

The following table summarizes employee stock-based compensation expense by financial statement line item for the years ended March 31, 2012, 2011 and 2010 (in thousands):

	For the Years Ended March 31,
	2012	2011	2010
Cost of revenues	$1,121	$1,188	$1,199
Research and development	2,562	1,977	2,023
Selling, general and administrative	6,181	10,247	10,272

Total stock-based compensation expense	$9,864	$13,412	$13,494

The following table summarizes the information concerning currently outstanding and exercisable employee and non-employee options:

	Options/ Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (Thousands)
Outstanding at March 31, 2011	2,004,725	$22.29
Granted at fair value	835,450	9.76
Exercised	(2,700)	8.91
Cancelled/forfeited	(547,059)	22.15

Outstanding at March 31, 2012	2,290,416	$17.77	6.9	$13.9

Exercisable at March 31, 2012	1,122,320	$18.05	5.2	$8.4

Fully vested and expected to vest at March 31, 2012	2,198,771	$17.76	6.8	$13.2

The weighted-average grant-date fair value of stock option awards granted during the years ended March 31, 2012, 2011 and 2010 was $6.02 per share, $17.43 per share and $28.29 per share, respectively. Intrinsic value represents the amount by which the market price of the common stock exceeds the exercise price of the options. Given the decline in the Company’s stock price, exercisable options as of March 31, 2012 had minimal intrinsic value. The aggregate intrinsic value of exercisable options at March 31, 2011 and 2010 was $8.7 million and $16.4 million, respectively. The aggregate intrinsic value of options exercised at March 31, 2011 and 2010 was $13.0 million and $11.4 million, respectively. Given the decline in the Company’s stock price, the aggregate intrinsic value of options exercised at March 31, 2012 was minimal.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average assumptions used in the Black-Scholes valuation model for stock options granted during the years ended March 31, 2012, 2011, and 2010 are as follows:

	For the Years Ended March 31,
	2012	2011	2010
Dividend yield	None	None	None
Expected volatility	70.0%	64.2%	68.9%
Risk-free interest rate	1.8%	2.2%	2.6%
Expected life (years)	5.9	5.8	5.6

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

The following table summarizes the employee and non-employee restricted stock activity for the year ended March 31, 2012:

	Shares	Weighted Average Grant Date Fair Value	Intrinsic Aggregate Value (Thousands)
Outstanding at April 1, 2011	626,527	$27.31
Granted	867,661	6.48
Vested	(406,773)	23.86
Forfeited	(157,926)	23.46

Outstanding at March 31, 2012	929,489	$10.00	$3,829

The total fair value of restricted stock that was granted during the years ended March 31, 2012, 2011 and 2010 was $5.6 million, $10.4 million and $6.8 million, respectively. The total fair value of restricted stock that vested during the years ended March 31, 2012, 2011 and 2010 was $4.1 million, $5.5 million and $8.4 million, respectively.

The restricted stock granted during the year ended March 31, 2012 includes approximately 109,211 shares of performance-based restricted stock, which would vest upon achievement of certain financial performance measurements. At March 31, 2011, the Company determined that certain performance measures relating to prior restricted stock grants were not met. As a result, the Company reversed $1.8 million that had been recorded as stock-based compensation expense related to performance-based awards. Such shares were cancelled in May 2011. Included in the table above are 20,250 shares of restricted stock units.

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

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of March 31, 2012, the 2007 Plan had 1,608,057 shares and the 2007 Director Plan had 198,000 shares available for future issuance.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (ESPP) which provides employees with the opportunity to purchase shares of common stock at a price equal to the market value of the common stock at the end of the offering period, less a 15% purchase discount. The Company recognized compensation expense of $0.1 million for each of the years ended March 31, 2012, 2011, and 2010, respectively, related to the ESPP. The Company issued 88,553 shares of common stock related to the ESPP during the year ended March 31, 2012. As of March 31, 2012, the ESPP had 439,204 shares available for future issuance.

12.    Commitments and Contingencies

Commitments

Purchase Commitments

The Company periodically enters into non-cancelable purchase contracts in order to ensure the availability of materials to support production of its products. Purchase commitments represent enforceable and legally binding agreements with suppliers to purchase goods or services. The Company periodically assesses the need to provide for impairment on these purchase contracts and record a loss on purchase commitments when required. As of March 31, 2012 and 2011, the Company recorded a liability for adverse purchase commitments of $25.9 million and $38.8 million, respectively. During the year ended March 31, 2012, the Company adjusted its accrual for adverse purchase commitments by $1.3 million due to settlements with vendors.

During the fourth quarter of the year ended March 31, 2011, several vendors notified the Company that they had suffered losses as a result of procuring safety stock in anticipation of receiving future purchase orders or contracts from the Company. The Company has accrued outstanding adverse purchase commitments based on legally binding contracts and purchase orders that were placed with its vendors for parts with no future demand. The vendor claims for safety stock were not supported by valid purchase orders or executed contracts and not considered part of the adverse purchase commitment liability. The claims for safety stock have not been accrued as of March 31, 2012. The Company has determined that although it believes that there is no legally enforceable contract for safety stock and will continue to defend its legal position that it does not owe amounts for safety stock, that it is reasonably possible that a case may be made against the Company under certain situations. As the loss is reasonably possible but not probable, the Company has not accounted for the loss. The Company has determined that the range for this potential loss is between $0 and $4 million.

Lease Commitments

Operating leases include minimum payments under leases for our facilities and certain equipment, see Item 2, “Properties.” The Company’s primary leased facilities are located in Middleton and New Berlin, Wisconsin; Suzhou and Beijing, China; and Klagenfurt, Austria with a combined total of approximately 299,000 square feet of space. These leases have varying expiration dates between April 2012 and February 2016 which can generally be terminated at our request after a six month advance notice. The Company leases other locations which focus primarily on applications engineering, sales and/or field service and do not have significant leases or physical presence.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minimum future lease commitments at March 31, 2012 were as follows (in thousands):

For the Years Ended March 31,	Total
2013	$1,201
2014	881
2015	708
2016	694
2017	270
Thereafter	—

Total	$3,754

Rent expense under the operating leases mentioned above was as follows (in thousands):

	For the Years Ended March 31,
	2012	2011	2010
Rent expense	$3,336	$2,947	$2,153

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

Between April 6, 2011 and May 12, 2011, seven putative securities class action complaints were filed against the Company and two of its officers in the United States District Court for the District of Massachusetts; one complaint additionally asserted claims against the underwriters who participated in our November 12, 2010 securities offering. On June 7, 2011, the United States District Court for the District of Massachusetts consolidated these actions under the caption Lenartz v. American Superconductor Corporation, et al., Docket No. 1:11-cv-10582-WGY. On August 31, 2011, Lead Plaintiff, the Plumbers and Pipefitters National Pension Fund, filed a consolidated amended complaint against the Company, its officers and directors, and the underwriters who participated in our November 12, 2010 securities offering, asserting claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as well as under sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”). The complaint alleges that during the relevant class period, the Company and its officers omitted to state material facts and made materially false and misleading statements relating to, among other things, its projected and recognized revenues and earnings, as well as its relationship with Sinovel Wind Group Co., Ltd. that artificially inflated the value of the Company’s stock price. The complaint further alleges that the Company’s November 12, 2010 securities offering contained untrue statements of material facts and omitted to state material facts required to be stated therein. The plaintiffs seek unspecified damages, rescindment of the Company’s November 12, 2010 securities offering, and an award of costs and expenses, including attorney’s fees. All defendants moved to dismiss the consolidated amended complaint. On December 16, 2011, the district court issued a summary order declining to dismiss the Securities Act claims against the Company and its officers, and taking under advisement the motion to dismiss the Exchange Act claims against the Company and its officers and the motion to dismiss the Securities Act claims made against the underwriters. To date, district court has not issued an order regarding the Exchange Act claims against the Company and its officers or the Securities Act claims against the underwriters, so those matters remain under advisement.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Between May 4, 2011 and June 17, 2011, four putative shareholder derivative complaints were filed against the Company (as a nominal defendant) and certain of its directors in the United States District Court for the District of Massachusetts. On July 5, 2011, the District Court consolidated three of these actions, and that matter is now captioned In re American Superconductor Corporation Derivative Litigation, Docket No. 1:11-cv-10784-WGY. On June 1, 2011, the plaintiff in the fourth action, Marlborough Family Revocable Trust v. Yurek, et al., moved to voluntarily dismiss its complaint and refiled its complaint in Superior Court for the Commonwealth of Massachusetts, Middlesex County. On September 7, 2011, the Marlborough action and another putative shareholder derivative complaint filed in Superior Court for the Commonwealth of Massachusetts were consolidated. That consolidated matter is captioned Marlborough Family Revocable Trust v. Yurek, et al., Docket No. 11-1961. On January 12, 2012, an additional shareholder derivative complaint was filed in the Court of Chancery for the State of Delaware. That matter is captioned Krasnoff v. Budhraja, et al., Docket No. 7171. The allegations of the derivative complaints mirror the allegations made in the putative class action complaints described above. The plaintiffs purport to assert claims against the director defendants for breach of fiduciary duty, abuse of control, gross mismanagement, unjust enrichment and corporate waste. The plaintiffs seek unspecified damages on behalf of the Company, as well as an award of costs and expenses, including attorney’s fees.

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

On September 13, 2011, the Company commenced a series of legal actions in China against Sinovel Wind Group Co. Ltd. (“Sinovel”). The Company’s Chinese subsidiary, Suzhou AMSC Superconductor Co. Ltd., filed a claim for arbitration with the Beijing Arbitration Commission in accordance with the terms of the Company’s supply contracts with Sinovel. The case is captioned (2011) Jin Zhong An Zi No. 0963. On March 31, 2011, Sinovel refused to accept contracted shipments of 1.5 megawatt (MW) and 3 MW wind turbine core electrical components and spare parts that the Company was prepared to deliver. The Company alleges that these actions constitute material breaches of its contracts because Sinovel did not give it notice that it intended to delay deliveries as required under the contracts. Moreover, the Company alleges that Sinovel has refused to pay past due amounts for prior shipments of core electrical components and spare parts. The Company is seeking compensation for past product shipments and retention (including interest) in the amount of approximately RMB 485 million ($76 million) due to Sinovel’s breaches of its contracts. The Company is also seeking specific performance of our existing contracts as well as reimbursement of all costs and reasonable expenses with respect to the arbitration. The value of the undelivered components under the existing contracts, including the deliveries refused by Sinovel in March 2011, amounts to approximately RMB 4.6 billion ($720 million).

On October 8, 2011, Sinovel filed with the Beijing Arbitration Commission an application under the caption (2011) Jing Zhong An Zi No. 0963, for a counterclaim against the Company for breach of the same contracts under which the Company filed its original arbitration claim. Sinovel claimed, among other things, that the goods supplied by the Company do not conform to the standards specified in the contracts and claimed damages in the amount of approximately RMB 370 million ($58 million). On October 17, 2011, Sinovel filed with the Beijing Arbitration Commission a request for change of counterclaim to increase its damage claim to approximately RMB 1 billion ($157 million). On December 22, 2011, Sinovel filed with the Beijing Arbitration Commission an additional request for change of counterclaim to increase its damages claim to approximately RMB 1.2 billion ($190 million). On February 27, 2012, Sinovel filed with the Beijing Arbitration Commission an application under the caption (2012) Jing Zhong An Zi No. 0157, against the Company for breach of the same contracts under

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which the Company filed its original arbitration claim. Sinovel claimed, among other things, that the goods supplied by the Company do not conform to the standards specified in the contracts and claimed damages in the amount of approximately RMB 105 million ($17 million). The Company believes that Sinovel’s claims are without merit and it intends to defend these actions vigorously. Since the proceedings in this matter are in relatively early stages, the Company cannot reasonably estimate possible losses or range of losses at this time.

The Company also submitted a civil action application to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Yi Zhong Min Chu Zi No. 15524, against Sinovel for software copyright infringement on September 13, 2011. The application alleges Sinovel’s unauthorized use of portions of the Company’s wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines and the binary code, or upper layer, of the Company’s software for the PM3000 power converters in 1.5MW wind turbines. In July 2011, a former employee of the Company’s Austrian subsidiary was arrested in Austria on charges of economic espionage and fraudulent manipulation of data. In September 2011, the former employee pled guilty to the charges, and was imprisoned. As a result of the Company’s internal investigation and a criminal investigation conducted by Austrian authorities, the Company believes that this former employee was contracted by Sinovel through an intermediary while employed by the Company and improperly obtained and transferred to Sinovel portions of its wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines. Moreover, the Company believes the former employee illegally used source code to develop for Sinovel a software modification to circumvent the encryption and remove technical protection measures on the PM3000 power converters in 1.5MW wind turbines in the field. The Company is seeking a cease and desist order with respect to the unauthorized copying, installation and use of its software, monetary damages of approximately RMB 38 million ($6 million) for our economic losses and reimbursement of all costs and reasonable expenses. The No. 1 Intermediate People’s Court accepted the case, which was necessary in order for the case to proceed. In November 2011, Sinovel filed a motion to remove this case from the Beijing No. 1 Intermediate People’s Court and transfer the matter to the Beijing Arbitration Commission. On February 14, 2012, the court denied Sinovel’s motion to remove the case. On February 21, 2012, Sinovel filed an appeal of the Beijing No. 1 Intermediate People’s Court decision to the Beijing Higher People’s Court.

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

On September 16, 2011, the Company filed a civil copyright infringement complaint in the Hainan Province No. 1 Intermediate People’s Court against Dalian Guotong Electric Co. Ltd. (“Guotong”), a supplier of power converter products to Sinovel, and Huaneng Hainan Power, Inc. (“Huaneng”), a wind farm operator that has purchased Sinovel wind turbines containing Guotong power converter products. The case is captioned (2011) Hainan Yi Zhong Min Chu Zi No. 62. The application alleges that the Company’s PM1000 converters in certain Sinovel wind turbines have been replaced by converters produced by Guotong. Because the Guotong converters are being used in wind turbines containing the Company’s wind turbine control software, the Company believes that its copyrighted software is being infringed. The Company is seeking a cease and desist order with respect to the unauthorized use of its software, monetary damages of RMB 1.2 million ($0.2 million) for its economic losses (with respect to Guotong only) and reimbursement of all costs and reasonable expenses. The court has accepted the case, which was necessary in order for the case to proceed. In addition, upon the request of the defendant Huaneng, Sinovel has been added by the court to this case as a defendant and Huaneng

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

has been released from this case. In December 2011, Sinovel filed a jurisdiction opposition motion requesting dismissal by the Hainan Province No. 1 Intermediate People’s Court, saying the case should be governed by the Beijing Arbitration Commission. On February 3, 2012, the Company received the Civil Ruling from the court, which granted Sinovel’s motion, and dismissed the entire case. The Company appealed the court’s ruling to the Hainan Higher Court, which on April 5, 2012 upheld the decision of the Hainan Province No. 1 Intermediate People’s Court. On April 9, 2012, the Company filed an appeal of the Hainan Higher Court’s decision with China’s Supreme People’s Court. The Supreme Court accepted the appeal on May 23, 2012. The case is captioned, (2010) Min Shen Zi No. 630.

Ghodawat Energy Pvt Ltd (“Ghodawat”), a company registered in India carrying on the business of wind power development, lodged a Request for Arbitration with the Secretariat of the ICC International Court of Arbitration on May 12, 2011 and named AMSC Windtec GmbH (“AMSC Austria”) as the Respondent. Under the Request for Arbitration, Ghodawat alleges that AMSC Austria breached an agreement dated March 19, 2008 pursuant to which AMSC Austria granted a license to Ghodawat to manufacture, use, sell, market, erect, commission and maintain certain wind turbines using its technical information and wind turbine design (the “License Agreement”). Under the Request for Arbitration, Ghodawat’s claims in this arbitration amount to approximately €18 million ($24 million). AMSC Austria filed an Answer to Request for Arbitration and Counterclaim (“Answer and Counterclaim”), in which AMSC Austria denied Ghodawat’s claims in their entirety. AMSC Austria has also submitted counterclaims under the License Agreement against Ghodawat in the amount of approximately €6 million ($9 million). Ghodawat has filed a Reply to Answer to Request for Arbitration and Counterclaim in which it denies AMSC Austria’s counterclaims. The arbitration proceedings are currently ongoing. The Company has recorded a loss contingency based on its assessment of probable losses on this claim; however this amount is immaterial to its consolidated financial statements.

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

At March 31, 2012 and 2011, the Company had $12.1 million and $5.6 million, respectively, of restricted cash included in current assets, and as of March 31, 2012, $2.5 million of restricted cash included in long-term assets. These amounts included in restricted cash represent deposits to secure letters of credit for various supply contracts. These deposits are held in interest bearing accounts. The Company is working with its inventory suppliers to delay cash settlements and to reduce the gross liability associated with its adverse purchase commitments. During the quarter ending June 30, 2012, the Company agreed to settle adverse purchase commitments with certain of its vendors. In conjunction with these settlements, the Company agreed to provide letters of credit and bank guarantees in the amount of approximately $9.0 million with expirations through January 31, 2013. The letters of credit and bank guarantees were secured with cash collateral of $8.5 million and will result in a reduction of its adverse purchase commitments liability of $7.4 million. See Note 18, “Subsequent Events,” for additional information.

As of March 31, 2012, the Company had five performance bonds in support of customer contracts. The total value of the outstanding performance bonds is $0.8 million with expiration dates through March 2014. In the event that the payment is made in accordance with the requirements of any of these performance bonds, the Company would record the payment as an offset to revenue.

The Company had unused, unsecured lines of credit consisting of €2.3 million (approximately $3.1 million) in Austria as of March 31, 2012. During the year ended March 31, 2012, our unsecured credit line with the Bank

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of China expired and we repaid borrowings of $4.6 million. There were no borrowings with the Bank of China outstanding as of March 31, 2012.

13.    Employee Benefit Plans

The Company has implemented a deferred compensation plan (the “Plan”) under Section 401(k) of the Internal Revenue Code. Any contributions made by the Company to the Plan are discretionary. The Company has a stock match program under which the Company matched, in the form of Company common stock, 50% of the first 6% of eligible contributions. The Company recorded expense of $0.7 million, $0.8 million, and $0.7 million for the years ended March 31, 2012, 2011, and 2010, respectively, and recorded corresponding charges to additional paid-in capital related to this program.

14.    Equity Investments

Investment in Tres Amigas

On October 9, 2009, the Company made an investment in Tres Amigas LLC, a Delaware limited liability company (“Tres Amigas”), focused on providing the first common interconnection of America’s three power grids to help the country achieve its renewable energy goals and facilitate the smooth, reliable and efficient transfer of green power from region to region, for $1.8 million, consisting of $0.8 million in cash and $1.0 million in AMSC common stock. On January 6, 2011 and May 20, 2011, the Company increased its minority position in Tres Amigas by investing an additional $1.8 million in cash on each date. As of March 31, 2012, the Company holds a 26% ownership interest in Tres Amigas.

The Company’s investment in Tres Amigas is included in other assets on the consolidated balance sheet and the equity in undistributed losses of Tres Amigas is included in other income, net, on the consolidated statements of operations.

The net investment activity for the year ended March 31, 2012 is as follows (in thousands):

Balance at April 1, 2011	$3,026
Purchase of minority investment	1,800
Minority interest in net losses	(967)

Balance at March 31, 2012	$3,859

Investment in Blade Dynamics Ltd.

On August 12, 2010, the Company acquired (through its Austrian subsidiary), a minority ownership position in Blade Dynamics Ltd. (“Blade Dynamics”), a designer and manufacturer of advanced wind turbine blades based on proprietary materials and structural technologies, for $8.0 million in cash. As of March 31, 2012, the Company holds a 25% ownership interest in Blade Dynamics.

The Company has determined that Blade Dynamics is a variable interest entity (“VIE”) and that the Company is not the primary beneficiary of the VIE. Therefore, the Company has not consolidated Blade Dynamics as of March 31, 2012. The investment is carried at the acquisition cost, plus the Company’s equity in undistributed earnings or losses. The Company’s maximum exposure to loss is limited to the Company’s recorded investment in this VIE. The Company’s investment in Blade Dynamics is included in other assets on the consolidated balance sheet and the equity in undistributed losses of Blade Dynamics is included in other income, net, on the consolidated statements of operations.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net investment activity for the year ended March 31, 2012 is as follows (in thousands):

Balance at April 1, 2011	$7,903
Minority interest in net losses	(1,448)
Net foreign exchange rate impact	(372)

Balance at March 31, 2012	$6,083

15.    Restructuring and Impairments

The Company accounts for charges resulting from operational restructuring actions in accordance with ASC Topic 420, Exit or Disposal Cost Obligations (“ASC 420”) and ASC Topic 712, Compensation — Nonretirement Postemployment Benefits (“ASC 712”). In accounting for these obligations, the Company is required to make assumptions related to the amounts of employee severance, benefits, and related costs and the time period over which leased facilities will remain vacant, sublease terms, sublease rates and discount rates. Estimates and assumptions are based on the best information available at the time the obligation arises. These estimates are reviewed and revised as facts and circumstances dictate; changes in these estimates could have a material effect on the amount accrued on the consolidated balance sheet.

During the year ended March 31, 2012, the Company initiated restructuring activities, approved by the Board of Directors, in order to reorganize global operations, streamline various functions of the business, and reduce its global workforce to better reflect the demand for its products. From April 1, 2011 through the date of this filing, the Company has reduced its global workforce by approximately 50%, which is expected to generate significant annual cost savings. During the year ended March 31, 2012, the Company incurred costs associated with the workforce reduction consisting of severance pay, outplacement services, medical benefits, and other related benefits. As a result, for the year ended March 31, 2012, the Company recorded employee severance and benefit costs of $5.3 million. These charges are expected to be paid through June 2014.

The following table presents restructuring charges and cash payments (in thousands):

	Severance Pay and Benefits	Facility Exit Costs	Total
Accrued restructuring balance at April 1, 2011	$—	$—	$—
Charges to operations	5,319	327	5,646
Cash payments	(4,639)	(33)	(4,672)
Accrued restructuring balance at March 31, 2012	$680	$294	$974

In addition, during the year ended March 31, 2012, the Company consolidated certain of its business operations to reduce overall facility costs. The consolidation plan entailed vacating approximately 8,937 square feet of occupied space in Klagenfurt, Austria, approximately 33,000 square feet of unoccupied space in Middleton, WI and approximately 3,300 square feet of occupied space in Nuremburg, Germany. The Klagenfurt and Middleton facility closures were accounted for in accordance with ASC 420.With respect to the Klagenfurt location, the Company recorded a liability equal to the fair value of the remaining lease payments as of the cease-use date. Fair value was determined based upon the discounted present value of remaining lease rentals (using a discount rate of 10.1%) for the space no longer occupied, considering future estimated potential sublease income. With respect to the Middleton location the Company settled with its landlord a final lease payment. As a result, the Company recorded facility exit costs of $0.3 million related to the remaining lease commitments on the leased space in Klagenfurt and Middleton locations. These charges are expected to be paid through March 2013. As of March 31, 2012, the Company had not ceased using the Nuremburg facility and therefore recorded no liability for remaining lease payments. All restructuring charges discussed above are included within restructuring and impairments in the Company’s consolidated statements of operations. The Company includes accrued restructuring within accounts payable and accrued expenses in the consolidated balance sheets.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, for the year ended March 31, 2012, the Company recorded impairment charges of $3.6 million, primarily related to long-lived assets for which there is no remaining future economic benefit as a result of our restructuring plan and consolidation of our operations.

16.    Business Segment and Geographic Information

The Company reported its financial results in two reportable business segments: Wind and Grid.

Wind produces a broad range of products to increase electrical grid capacity and reliability; supplies electrical systems used in wind turbines; sells power electronic products that regulate wind farm voltage to enable their interconnection to the power grid; licenses proprietary wind turbine designs to manufacturers of such systems; provides consulting services to the wind industry; and offers products that enhance power quality for industrial operations.

Grid focuses on manufacturing HTS wire and coils; designs and develops superconductor products, such as power cables, fault current limiters and motors; and manages large-scale superconductor projects.

The operating results for the two business segments are as follows (in thousands):

	For the Years Ended March 31,
Revenues	2012	2011	2010
Wind	$44,642	$231,761	$251,487
Grid	31,901	54,842	64,468

Total	$76,543	$286,603	$315,955

	For the Years Ended March 31,
Operating (Loss) Income	2012	2011	2010
Wind	$(62,217)	$(100,546)	$91,000
Grid	(29,645)	(63,855)	(37,828)
Unallocated corporate expenses	(44,577)	(13,582)	(14,511)

Total	$(136,439)	$(177,983)	$38,661

Total business segments assets are as follows (in thousands):

	March 31,
	2012	2011
Wind	$70,054	$78,700
Grid	89,091	85,607
Corporate assets	95,911	276,902

Total	$255,056	$441,209

The accounting policies of the business segments are the same as those for the consolidated Company. Certain corporate expenses which the Company does not believe are specifically attributable or allocable to either of the two business segments have been excluded from the segment operating income.

Unallocated corporate expenses include stock-based compensation expense of $9.9 million, $13.4 million and $13.5 million for the years ended March 31, 2012, 2011 and 2010, respectively. For the year ended March 31, 2012, unallocated corporate expenses also included the write-off of advance payment to The Switch of $20.6 million, restructuring and impairment charges of $9.2 million, and an expense of patent costs of $4.9 million.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic information about revenue, based on shipments to customers by region, is as follows (in thousands):

	For the Years Ended March 31,
	2012	2011	2010
U.S.	$21,347	$18,642	$40,750
North America and South America	1,219	6,670	4,441
Europe	2,868	10,289	14,758
China	16,929	219,194	241,462
Korea	12,486	10,281	8,245
India	14,212	3,835	1,787
Other Asia-Pacific	7,482	17,692	4,512

Total	$76,543	$286,603	$315,955

In the year ended March 31, 2012, 2011 and 2010, 72%, 93% and 87% of the Company’s revenues, respectively, were recognized from sales outside the United States. The Company maintains operations in Austria, China and the United States and sales and service support centers around the world.

In the year ended March 31, 2012, two customers, Inox Wind and Doosan Heavy Industries, accounted for approximately 18% and 11%, respectively, of the Company’s total revenues. For the years ended March 31, 2011 and 2010, the Company had one customer, Sinovel, which represented approximately 68% and 70% of total revenue, respectively.

Geographic information about property, plant and equipment associated with particular regions is as follows (in thousands):

	March 31,
	2012	2011
U.S and other North America.	$83,421	$86,971
Europe	3,538	5,895
Asia-Pacific	3,869	3,628

Total	$90,828	$96,494

17.    Quarterly Financial Data (Unaudited)

(In thousands, except per share amount)	For the Year Ended March 31, 2012:
Three Months Ended	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012
Total revenue	$9,058	$20,800	$18,058	$28,627
Operating (loss)	(38,327)	(51,125)	(26,569)	(20,418)
Net (loss)	(37,679)	(51,709)	(26,271)	(21,168)
Net (loss) per common share — basic	(0.74)	(1.02)	(0.52)	(0.42)
Net (loss) per common share — diluted	(0.74)	(1.02)	(0.52)	(0.42)

In the fourth quarter of the year ended March 31, 2012, the Company recorded an expense of $4.9 million of patent costs previously capitalized in prior periods as intangible assets. The Company determined that the change

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in accounting had an immaterial impact to the year ended March 31, 2012 and has elected to expense these charges as incurred going forward.

	For the Year Ended March 31, 2011:
Three Months Ended	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011
Total revenue	$97,209	$98,073	$31,570	$59,751
Operating income	16,081	13,080	(22,960)	(184,184)
Net income	9,170	7,839	(18,158)	(185,135)
Net income per common share — basic	0.20	0.17	(0.38)	(3.67)
Net income per common share — diluted	0.20	0.17	(0.38)	(3.67)

The Company recorded the following material charges in its consolidated financial statements during the fourth quarter of the year ended March 31, 2011:

Impact on loss before income tax expense for the quarterly period ended March 31, 2011:
Increase in provision for excess and obsolete inventory	$61,216
Loss on purchase commitments	38,763
Goodwill and long-lived asset impairment	49,955
Write-off of prepaid value added taxes	5,355

Total impact on loss before income tax expenses for the quarterly period ended March 31, 2011	$155,289

18.    Subsequent Events

Private Placement of 7% Senior Convertible Notes

On April 4, 2012, The Company entered into a Securities Purchase Agreement and completed a private placement of $25 million in 7% senior convertible notes (the “Notes”) with Capital Ventures International, an affiliate of Heights Capital Management. The Notes have a conversion price of $4.85 per share, representing a premium of approximately 20% over AMSC’s closing price on April 3, 2012. In addition, the buyers received warrants to purchase approximately 3.1 million additional shares of common stock exercisable at a strike price of $5.45 per share until October 4, 2017, subject to adjustment. The notes will amortize in monthly installments beginning four months from issuance and ending on October 4, 2014. Amortization payments are payable in cash or common stock at the option of the Company, subject to certain conditions.

In addition, subject to certain conditions contained in the definitive agreements, on October 4, 2012, the Company may issue an additional $15 million aggregate principal amount of convertible notes and warrants to the same investor.

Senior Secured Term Loan

On June 5, 2012, the Company entered into a Loan and Security Agreement with Hercules Technology Growth Capital, under which the Company borrowed $10 million. The loan bears a floating rate of interest of 11% plus the percentage, if any, the prime rate exceeds 3.75%. The Company will make interest only payments beginning July 1, 2012 and continuing through November 1, 2012, after which the Company will repay the loan in equal monthly installments ending on December 1, 2014. The loan is secured by substantially all of the Company’s existing and future assets. In addition, the lender received warrants to purchase approximately 139,000 shares of common stock, exercisable at a strike price of $3.59 per share until December 5, 2017.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Adverse Purchase Commitments

During the quarter ending June 30, 2012, the Company agreed to settle adverse purchase commitments with certain of its vendors. In conjunction with these settlements, the Company agreed to provide letters of credit and bank guarantees in the amount of approximately $9.0 million with expirations through January 31, 2013. The letters of credit and bank guarantees were secured with cash collateral of $8.5 million. As a result of these settlements, The Company will record a benefit of approximately $7.4 million in the quarter ending June 30, 2012.

19.    Recent Accounting Pronouncements

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

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011. The Company early adopted ASU 2011-05 and it did not have a material impact on the Company’s consolidated results of operations, financial condition, or cash flows.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles — Goodwill and Other (Topic 350). ASU 2011-08 allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. ASU 2011-08 is effective for our first quarter of fiscal 2013 but is eligible for early adoption. The Company does not believe adoption of this standard will have an impact on its consolidated results of operations, financial condition, or cash flows.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210)-Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. ASU 2011-11 is effective for our first quarter of fiscal 2014. The Company is currently evaluating the impact of adopting ASU 2011-11, but currently does not believe there will be a significant impact on its consolidated results of operations, financial condition, or cash flows.

The Company does not believe that other recently issued accounting pronouncements will have a material impact on its financial statements.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, an evaluation was conducted of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2012.

The effectiveness of our internal control over financial reporting as of March 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

As of December 31, 2011, the following unremediated material weaknesses were as follows:

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

•

we did not maintain a sufficient complement of personnel involved with business in our foreign locations with the appropriate level of knowledge, experience and training in the application of GAAP to ensure revenue transactions were appropriately reflected in the financial statements based on the terms and conditions of the sales contracts; and

•

we did not establish and maintain procedures to ensure proper oversight and review, by senior management, of customer relationships to ensure appropriate communication of relevant considerations to determine accounting judgments with respect to revenue recognition.

During the fourth quarter of the year ended March 31, 2012, we completed the remediation of these material weaknesses and these controls were demonstrated to have operated for a sufficient period of time. We completed the remediation in our internal controls over financial reporting by implementing the following improvements in our internal controls over financial reporting:

•	we established formal, written policies and procedures governing the customer credit process;

•	we implemented improved procedures to ensure the proper review and documentation of customer creditworthiness;

•	we established a new worldwide revenue manager position in finance with GAAP experience to ensure accuracy of revenue recognition;

•	we implemented improved procedures to ensure the proper communication, approval and accounting review of deviations from sales contracts;

•

we provided training to product managers and others involved in negotiating contractual arrangements and accounting for revenue transactions, and plan to provide additional guidance in order to heighten awareness of revenue recognition concepts under GAAP; and

•

we implemented an improved internal communication process for senior management. During monthly operations reviews time is devoted to senior management review of pending operational and accounting issues for the current quarter.

As mentioned above, there were no other changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS,	EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is contained in part under the caption “Executive Officers” in Part I of this Annual Report on Form 10-K, and in part in our Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended March 31, 2012 (the “2012 Proxy Statement”) in the sections “Corporate Governance — Members of the Board,” “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance — Code of Business Conduct and Ethics,” “Corporate Governance — Board Committees” and “Corporate Governance — Board Committees — Audit Committee,” “Corporate Governance — Director Nomination Process”, “Corporate Governance — Board Determination of Independence”, which sections are incorporated herein by reference.

Item 11. EXECUTIVE	COMPENSATION

The sections of the 2012 Proxy Statement titled “Information About Executive and Director Compensation,” “Information About Executive and Director Compensation —  Compensation Committee Interlocks and Insider Participation” and “Information About Executive and Director Compensation — Compensation Committee Report” are incorporated herein by reference.

Item 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections of the 2012 Proxy Statement titled “Stock Ownership of Certain Beneficial Owners and Management” and “Information about Executive Officer and Director Compensation — Securities Authorized for Issuance Under our Equity Compensation Plans” are incorporated herein by reference.

Item 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections of the 2012 Proxy Statement titled “Certain Relationships and Related Transactions” and “Corporate Governance — Board Determination of Independence” and “Corporate Governance — Board Committees” are incorporated herein by reference.

Item 14. PRINCIPAL	ACCOUNTING FEES AND SERVICES

The section of the 2012 Proxy Statement titled “Ratification of Selection of Registered Independent Public Accounting Firm (Proposal 2)” is incorporated herein by reference.

PART IV

Item 15. EXHIBITS	AND FINANCIAL STATEMENT SCHEDULES

(a) Document filed as part of this Annual Report on Form 10-K:

1. Financial Statements

The following financial statements of American Superconductor Corporation, supplemental information and report of independent registered public accounting firm required by this item are included in Item 8, “Financial Statements and Supplementary Data,” in this Form 10-K:

2. Financial Statement Schedules

See “Schedule II — Valuation and Qualifying Accounts” for the fiscal years ended March 31, 2012, 2011, and 2010. All other schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits Required by Item 601 of Regulation S-K under the Exchange Act.

See (b) Exhibits.

(b) Exhibits

The list of Exhibits filed as a part of this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding such Exhibits, and is incorporated herein by reference.

American Superconductor Corporation

Schedule II — Valuation and Qualifying Accounts

(In thousands)

	Balance, Beginning of Year	Additions	Write-Offs	Recoveries and Other Adjustments	Balance, End of Year
Allowance for doubtful accounts receivable:
Fiscal year ended March 31, 2012	$683	6	(631)	(6)	$52
Fiscal year ended March 31, 2011	766	28	(118)	7	683
Fiscal year ended March 31, 2010	1,343	286	(54)	(809)	766

	Balance, Beginning of Year	Additions	Expirations	Adjustments	Balance, End of Year
Deferred tax asset valuation allowance:
Fiscal year ended March 31, 2012	$220,596	41,709	(10,003)	—	$252,302
Fiscal year ended March 31, 2011	187,358	43,308	(10,063)	(7)	220,596
Fiscal year ended March 31, 2010	174,695	16,189	(4,148)	622	187,358

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SUPERCONDUCTOR CORPORATION

BY:	/S/ DANIEL P. MCGAHN
Daniel P. McGahn
President, Chief Executive Officer, and Director

Date: June 6, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ DANIEL P. MCGAHN Daniel P. McGahn	President, Chief Executive Officer, and Director (Principal Executive Officer)	June 6, 2012

/S/ DAVID A. HENRY David A. Henry	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 6, 2012

/S/ JOHN W. WOOD, JR. John W. Wood, Jr.	Chairman of the Board	June 6, 2012

/S/ VIKRAM S. BUDHRAJA Vikram S. Budhraja	Director	June 6, 2012

/S/ PETER O. CRISP Peter O. Crisp	Director	June 6, 2012

/S/ RICHARD DROUIN Richard Drouin	Director	June 6, 2012

/S/ PAMELA F. LENEHAN. Pamela F. Lenehan	Director	June 6, 2012

/S/ DAVID R. OLIVER, JR. David R. Oliver, Jr.	Director	June 6, 2012

/S/ JOHN B. VANDER SANDE John B. Vander Sande	Director	June 6, 2012

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant, as amended(1)
3.2	Amended and Restated By-laws, as amended, of the Registrant(2)
*10.1	1993 Stock Option Plan(3)
*10.2	Amended and Restated 1996 Stock Incentive Plan(4)
*10.3	Form of incentive stock option agreement under Amended and Restated 1996 Stock Incentive Plan(5)
*10.4	Form of non-statutory stock option agreement under Amended and Restated 1996 Stock Incentive Plan(5)
*10.5	Second Amended and Restated 1997 Director Stock Option Plan, as amended(6)
*10.6	Form of Stock Option Agreement under Second Amended and Restated 1997 Director Stock Option Plan, as amended(7)
*10.7	2004 Stock Incentive Plan, as amended(6)
*10.8	Form of incentive stock option agreement under 2004 Stock Incentive Plan, as amended(7)
*10.9	Form of non-statutory stock option agreement under 2004 Stock Incentive Plan, as amended(7)
*10.10	Form of restricted stock agreement under 2004 Stock Incentive Plan, as amended(7)
*10.11	2007 Stock Incentive Plan, as amended(8)
*10.12	Form of Incentive Stock Option Agreement under 2007 Stock Incentive Plan, as amended(9)
*10.13	Form of Nonstatutory Stock Option Agreement under 2007 Stock Option Plan, as amended(9)
*10.14	Form of Restricted Stock Agreement Regarding Awards to Executive Officers under 2007 Stock Option Plan, as amended(9)
*10.15	Form of Restricted Stock Agreement Regarding Awards to Employees, under 2007 Stock Option Plan, as amended(9)
*10.16	Form of Restricted Stock Agreement (regarding performance-based awards to executive officers and employees) under 2007 Stock Incentive Plan, as amended(10)
*10.17	2007 Director Stock Plan, as amended(11)
*10.18	Form of Nonstatutory Stock Option Agreement Under 2007 Director Stock Plan, as amended(9)
*10.19	Executive Incentive Plan for the fiscal year ending March 31, 2011(8)
*10.20	Executive Incentive Plan for the fiscal year ending March 31, 2012(12)
10.21	Form of Employee Nondisclosure and Developments Agreement(13)
10.22	Noncompetition Agreement dated as of July 10, 1987 between the Registrant and John Vander Sande(13)
*10.23	Retirement and Services Agreement, dated as of May 23, 2011, between the Registrant and Gregory J. Yurek(14)
*10.24	Amended and Restated Executive Severance Agreement dated as of December 23, 2008 between the Registrant and David A. Henry(6)
*10.25	Severance Agreement dated as of September 12, 2011 between the Registrant and Charles W. Stankiewicz(12)
*10.26	Amended and Restated Executive Severance Agreement, dated as of May 24, 2011, between the Registrant and Daniel P. McGahn(14)
*10.27	Amended and Restated Executive Severance Agreement dated as of December 23, 2008 between the Registrant and Timothy D. Poor(6)
*10.28	Executive Severance Agreement dated as of September 8, 2009 between the Registrant and Susan J. DiCecco(15)

Exhibit No.	Description
*10.29	Severance Agreement dated as of August 22, 2011 between the Registrant and Angelo R. Santamaria(16)
10.30	Stock Purchase Agreement, dated November 28, 2006, between the Registrant and Gerald Hehenberger Privatstiftung(17)
†10.31	Purchase Contract No. 06.7IC014 for the Core Components of the Electrical Control System of FL 1500 Wind Turbine, dated as of December 15, 2006, between Sinovel Wind Co., Ltd and Windtec Systemtechnik Handels GmbH(18)
†10.32	Purchase Contract No. 06.7IC015 for the Software of FL 1500 Wind Turbine, dated as of December 15, 2006, between Sinovel Wind Co., Ltd and Windtec Systemtechnik Handels GmbH(18)
†10.33	Contract Amendment to the Purchase Contract No. 06.7IC014 for the Core Components of the Electrical Control System of FL 1500 Wind Turbine, dated as of March 6, 2007, between Sinovel Wind Co., Ltd and Windtec Systemtechnik Handels GmbH(18)
†10.34	Contract Amendment to the Purchase Contract No. 06.7IC015 for the Software of FL 1500 Wind Turbine, dated as of March 6, 2007, between Sinovel Wind Co., Ltd and Windtec Systemtechnik Handels GmbH(18)
†10.35	Purchase Contract No. FDCG07060 for the Core Components of the Electrical Control System of SL 1500 Wind Turbine, dated as of December 24, 2007, between Sinovel Wind Co., Ltd, China National Machinery & Equipment Import & Export Corporation and Windtec Systemtechnik Handels GmbH(18)
†10.36	Purchase Contract No. FDCG07061 for the Software of SL 1500 Wind Turbine, dated as of December 24, 2007, between Sinovel Wind Co., Ltd, China National Machinery & Equipment Import & Export Corporation and Windtec Systemtechnik Handels GmbH(18)
†10.37	Purchase Contract No. FDCG08050 for the Electrical System of SL 3000 Wind Turbine, dated as of March 7, 2008, between Sinovel Wind Co., Ltd, China National Machinery & Equipment Import & Export Corporation and Windtec Systemtechnik Handels GmbH(18)
†10.38	Purchase Contract No. FDCG08051 for the Core Components of the Electrical Control System of SL 3000 Wind Turbine, dated as of March 7, 2008, between Sinovel Wind Co., Ltd, China National Machinery & Equipment Import & Export Corporation and Windtec Systemtechnik Handels GmbH(18)
†10.39	Purchase Contract No. FDCG08045-01 for the Core Components of the Electrical Control System and Software of SL 1500 Wind Turbine, effective as of June 5, 2008, between Sinovel Wind Co., Ltd and Suzhou AMSC Superconductor Co., Ltd.(19)
†10.40	Amendment No. HB-FDCG08045-01-2, dated July 24, 2009, to Purchase Contract No. FDCG08045-01 for the Core Components of the Electrical Control System and Software of SL 1500 Wind Turbine, effective as of June 5, 2008, between Sinovel Wind Co., Ltd. and Suzhou AMSC Superconductor Co., Ltd.(20)
†10.41	Purchase Contract No. HCG1.5MW-10016-01, effective as of May 12, 2010, between Sinovel Wind Group Co., Ltd. and Suzhou AMSC Superconductor Co., Ltd.(21)
10.42	Share Purchase Agreement, dated March 12, 2011, by and among the Registrant and the shareholders of The Switch Engineering Oy(22)
10.43	Letter Agreement, dated as of June 7, 2011, between the Registrant and The Switch Engineering Oy(23)
10.44	Amendment Agreement, dated June 29, 2011, by and among the Registrant and the shareholders of The Switch Engineering Oy(24)
10.45	Termination Agreement, dated October 28, 2011, among the shareholders of The Switch Engineering Oy, the Registrant and The Switch Engineering Oy(25)
10.46	Securities Purchase Agreement, dated as of April 4, 2012, by and between the Registrant and Capital Ventures International(26)

Exhibit No.	Description
10.47	Registration Rights Agreement, dated as of April 4, 2012, by and between the Registrant and Capital Ventures International(26)
10.48	Form of Unsecured Senior Convertible Note(26)
10.49	Form of Unsecured Warrant(26)
10.50	Loan and Security Agreement, by and between Registrant and Hercules Technology Growth Capital, Inc., dated as of June 5, 2012(27)
10.51	Warrant Agreement, dated as of June 5, 2012, between the Registrant and Hercules Technology Growth Capital, Inc.(27)
21.1	Subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Chief Executive Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer — Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer — Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Label Linkbase Document.**
101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

(1)	Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the Commission on February 9, 2012 (File No. 000-19672).

(2)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 30, 2008 (Commission File No. 000-19672).

(3)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K filed with the Commission on June 29, 1993 (Commission File No. 000-19672).

(4)	Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed with the Commission on June 27, 2001 (Commission File No. 000-19672).

(5)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K filed with the Commission on May 28, 2009 (Commission File No. 000-19672).

(6)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 10-Q filed with the Commission on February 5, 2009 (Commission File No. 000-19672).

(7)	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2004 (Commission File No. 000-19672).

(8)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K filed with the Commission on May 27, 2010 (Commission File No. 000-19672).

(9)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on August 7, 2007 (Commission File No. 000-19672).

(10)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on May 20, 2008 (Commission File No. 000-19672).

(11)	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 6, 2009 (Commission File No. 000-19672).

(12)	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2011 (Commission File No. 000-19672).

(13)	Incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-1, filed with the Commission on December 13, 1991 (File No. 333-43647).

(14)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on May 24, 2011 (Commission file No. 000-19672).

(15)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 5, 2009 (Commission File No. 000-19672).

(16)	Incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on April 13, 2012 (File No. 333-180733).

(17)	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 29, 2006 (Commission File No. 000-19672).

(18)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K filed with the Commission on May 29, 2008 (Commission File No. 000-19672).

(19)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 2008 (Commission File No. 000-19672).

(20)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 30, 2009 (Commission File No. 000-19672).

(21)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on September 15, 2010 (Commission File No. 000-19672).

(22)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 14, 2011 (Commission File No. 000-19672).

(23)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 13, 2011 (Commission file No. 000-19672).

(24)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2011 (Commission file No. 000-19672).

(25)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 31, 2011 (Commission File No. 000-19672).

(26)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on April 4, 2012 (Commission File No. 000-19672).

(27)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on June 6, 2012 (Commission File No. 000-19672).

†	Confidential treatment previously requested and granted with respect to certain portions, which portions were omitted and filed separately with the Commission.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

**	Submitted electronically herewith. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.