Form 10-K/A
period 2012-03-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2012-06-08
CIK 880807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

American Superconductor Corporation (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended March 31, 2012, as filed with the Securities and Exchange Commission (“SEC”) on June 6, 2012 (the “Original Form 10-K”). This amendment is being filed solely to file amended certifications of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 to correct a typographical error that appeared in the certifications filed with the Original Form 10-K, which inadvertently referred to an incorrect date. This Form 10-K/A amends and restates in its entirety Item 15 and the Exhibit Index of the Original Form 10-K. Except as noted above, this Form 10-K/A does not update or modify any disclosures in or reflect any events occurring after the filing of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K.

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
David A. Henry
Senior Vice President and Chief Financial Officer

Date: June 8, 2012

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant, as amended(1)
3.2	Amended and Restated By-laws, as amended, of the Registrant(2)
*10.1	1993 Stock Option Plan(3)
*10.2	Amended and Restated 1996 Stock Incentive Plan(4)
*10.3	Form of incentive stock option agreement under Amended and Restated 1996 Stock Incentive Plan(5)
*10.4	Form of non-statutory stock option agreement under Amended and Restated 1996 Stock Incentive Plan(5)
*10.5	Second Amended and Restated 1997 Director Stock Option Plan, as amended(6)
*10.6	Form of Stock Option Agreement under Second Amended and Restated 1997 Director Stock Option Plan, as amended(7)
*10.7	2004 Stock Incentive Plan, as amended(6)
*10.8	Form of incentive stock option agreement under 2004 Stock Incentive Plan, as amended(7)
*10.9	Form of non-statutory stock option agreement under 2004 Stock Incentive Plan, as amended(7)
*10.10	Form of restricted stock agreement under 2004 Stock Incentive Plan, as amended(7)
*10.11	2007 Stock Incentive Plan, as amended(8)
*10.12	Form of Incentive Stock Option Agreement under 2007 Stock Incentive Plan, as amended(9)
*10.13	Form of Nonstatutory Stock Option Agreement under 2007 Stock Option Plan, as amended(9)
*10.14	Form of Restricted Stock Agreement Regarding Awards to Executive Officers under 2007 Stock Option Plan, as amended(9)
*10.15	Form of Restricted Stock Agreement Regarding Awards to Employees, under 2007 Stock Option Plan, as amended(9)
*10.16	Form of Restricted Stock Agreement (regarding performance-based awards to executive officers and employees) under 2007 Stock Incentive Plan, as amended(10)
*10.17	2007 Director Stock Plan, as amended(11)
*10.18	Form of Nonstatutory Stock Option Agreement Under 2007 Director Stock Plan, as amended(9)
*10.19	Executive Incentive Plan for the fiscal year ending March 31, 2011(8)
*10.20	Executive Incentive Plan for the fiscal year ending March 31, 2012(12)
10.21	Form of Employee Nondisclosure and Developments Agreement(13)
10.22	Noncompetition Agreement dated as of July 10, 1987 between the Registrant and John Vander Sande(13)
*10.23	Retirement and Services Agreement, dated as of May 23, 2011, between the Registrant and Gregory J. Yurek(14)
*10.24	Amended and Restated Executive Severance Agreement dated as of December 23, 2008 between the Registrant and David A. Henry(6)
*10.25	Severance Agreement dated as of September 12, 2011 between the Registrant and Charles W. Stankiewicz(12)
*10.26	Amended and Restated Executive Severance Agreement, dated as of May 24, 2011, between the Registrant and Daniel P. McGahn(14)
*10.27	Amended and Restated Executive Severance Agreement dated as of December 23, 2008 between the Registrant and Timothy D. Poor(6)
*10.28	Executive Severance Agreement dated as of September 8, 2009 between the Registrant and Susan J. DiCecco(15)

Exhibit No.	Description
*10.29	Severance Agreement dated as of August 22, 2011 between the Registrant and Angelo R. Santamaria(16)
10.30	Stock Purchase Agreement, dated November 28, 2006, between the Registrant and Gerald Hehenberger Privatstiftung(17)
†10.31	Purchase Contract No. 06.7IC014 for the Core Components of the Electrical Control System of FL 1500 Wind Turbine, dated as of December 15, 2006, between Sinovel Wind Co., Ltd and Windtec Systemtechnik Handels GmbH(18)
†10.32	Purchase Contract No. 06.7IC015 for the Software of FL 1500 Wind Turbine, dated as of December 15, 2006, between Sinovel Wind Co., Ltd and Windtec Systemtechnik Handels GmbH(18)
†10.33	Contract Amendment to the Purchase Contract No. 06.7IC014 for the Core Components of the Electrical Control System of FL 1500 Wind Turbine, dated as of March 6, 2007, between Sinovel Wind Co., Ltd and Windtec Systemtechnik Handels GmbH(18)
†10.34	Contract Amendment to the Purchase Contract No. 06.7IC015 for the Software of FL 1500 Wind Turbine, dated as of March 6, 2007, between Sinovel Wind Co., Ltd and Windtec Systemtechnik Handels GmbH(18)
†10.35	Purchase Contract No. FDCG07060 for the Core Components of the Electrical Control System of SL 1500 Wind Turbine, dated as of December 24, 2007, between Sinovel Wind Co., Ltd, China National Machinery & Equipment Import & Export Corporation and Windtec Systemtechnik Handels GmbH(18)
†10.36	Purchase Contract No. FDCG07061 for the Software of SL 1500 Wind Turbine, dated as of December 24, 2007, between Sinovel Wind Co., Ltd, China National Machinery & Equipment Import & Export Corporation and Windtec Systemtechnik Handels GmbH(18)
†10.37	Purchase Contract No. FDCG08050 for the Electrical System of SL 3000 Wind Turbine, dated as of March 7, 2008, between Sinovel Wind Co., Ltd, China National Machinery & Equipment Import & Export Corporation and Windtec Systemtechnik Handels GmbH(18)
†10.38	Purchase Contract No. FDCG08051 for the Core Components of the Electrical Control System of SL 3000 Wind Turbine, dated as of March 7, 2008, between Sinovel Wind Co., Ltd, China National Machinery & Equipment Import & Export Corporation and Windtec Systemtechnik Handels GmbH(18)
†10.39	Purchase Contract No. FDCG08045-01 for the Core Components of the Electrical Control System and Software of SL 1500 Wind Turbine, effective as of June 5, 2008, between Sinovel Wind Co., Ltd and Suzhou AMSC Superconductor Co., Ltd.(19)
†10.40	Amendment No. HB-FDCG08045-01-2, dated July 24, 2009, to Purchase Contract No. FDCG08045-01 for the Core Components of the Electrical Control System and Software of SL 1500 Wind Turbine, effective as of June 5, 2008, between Sinovel Wind Co., Ltd. and Suzhou AMSC Superconductor Co., Ltd.(20)
†10.41	Purchase Contract No. HCG1.5MW-10016-01, effective as of May 12, 2010, between Sinovel Wind Group Co., Ltd. and Suzhou AMSC Superconductor Co., Ltd.(21)
10.42	Share Purchase Agreement, dated March 12, 2011, by and among the Registrant and the shareholders of The Switch Engineering Oy(22)
10.43	Letter Agreement, dated as of June 7, 2011, between the Registrant and The Switch Engineering Oy(23)
10.44	Amendment Agreement, dated June 29, 2011, by and among the Registrant and the shareholders of The Switch Engineering Oy(24)
10.45	Termination Agreement, dated October 28, 2011, among the shareholders of The Switch Engineering Oy, the Registrant and The Switch Engineering Oy(25)
10.46	Securities Purchase Agreement, dated as of April 4, 2012, by and between the Registrant and Capital Ventures International(26)

Exhibit No.	Description
10.47	Registration Rights Agreement, dated as of April 4, 2012, by and between the Registrant and Capital Ventures International(26)
10.48	Form of Unsecured Senior Convertible Note(26)
10.49	Form of Unsecured Warrant(26)
10.50	Loan and Security Agreement, by and between Registrant and Hercules Technology Growth Capital, Inc., dated as of June 5, 2012(27)
10.51	Warrant Agreement, dated as of June 5, 2012, between the Registrant and Hercules Technology Growth Capital, Inc.(27)
+21.1	Subsidiaries
+23.1	Consent of PricewaterhouseCoopers LLP
+31.1	Chief Executive Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
+31.2	Chief Financial Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Chief Executive Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Chief Financial Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer — Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer — Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Label Linkbase Document.**
101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

(1)	Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the Commission on February 9, 2012 (File No. 000-19672).

(2)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 30, 2008 (Commission File No. 000-19672).

(3)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K filed with the Commission on June 29, 1993 (Commission File No. 000-19672).

(4)	Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed with the Commission on June 27, 2001 (Commission File No. 000-19672).

(5)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K filed with the Commission on May 28, 2009 (Commission File No. 000-19672).

(6)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 10-Q filed with the Commission on February 5, 2009 (Commission File No. 000-19672).

(7)	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2004 (Commission File No. 000-19672).

(8)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K filed with the Commission on May 27, 2010 (Commission File No. 000-19672).

(9)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on August 7, 2007 (Commission File No. 000-19672).

(10)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on May 20, 2008 (Commission File No. 000-19672).

(11)	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 6, 2009 (Commission File No. 000-19672).

(12)	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2011 (Commission File No. 000-19672).

(13)	Incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-1, filed with the Commission on December 13, 1991 (File No. 333-43647).

(14)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on May 24, 2011 (Commission file No. 000-19672).

(15)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 5, 2009 (Commission File No. 000-19672).

(16)	Incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on April 13, 2012 (File No. 333-180733).

(17)	Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 29, 2006 (Commission File No. 000-19672).

(18)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K filed with the Commission on May 29, 2008 (Commission File No. 000-19672).

(19)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 2008 (Commission File No. 000-19672).

(20)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 30, 2009 (Commission File No. 000-19672).

(21)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on September 15, 2010 (Commission File No. 000-19672).

(22)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 14, 2011 (Commission File No. 000-19672).

(23)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 13, 2011 (Commission file No. 000-19672).

(24)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2011 (Commission file No. 000-19672).

(25)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 31, 2011 (Commission File No. 000-19672).

(26)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on April 4, 2012 (Commission File No. 000-19672).

(27)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on June 6, 2012 (Commission File No. 000-19672).

†	Confidential treatment previously requested and granted with respect to certain portions, which portions were omitted and filed separately with the Commission.

*	Management contract or compensatory plan or arrangement.

+	Previously filed with the Original Form 10-K.

**	Submitted electronically with the Original Form 10-K. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.