Form 10-K/A
period 2012-03-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2012-06-26
CIK 880807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the annual meeting of stockholders scheduled to be held on July 27, 2012, filed with the Securities and Exchange Commission (the “SEC”) on June 26, 2012, are incorporated by reference in answer to Part III of this Form 10-K.

EXPLANATORY NOTE

American Superconductor Corporation (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-K (this “Amendment No. 2”) to amend its Annual Report on Form 10-K for the fiscal year ended March 31, 2012, as filed with the Securities and Exchange Commission (the “Commission”) on June 6, 2012 (the “Original Form 10-K”) and as amended by Amendment No. 1 filed with the Commission on June 8, 2012 (“Amendment No. 1”). Amendment No. 1 amended and restated Item 15 and the Exhibit Index of the Original Form 10-K to correct a typographical error that appeared in the certifications of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that were furnished with the Original Form 10-K. After the Company filed Amendment No. 1, the Commission requested that the Company provide a “full” amendment to the Original Form 10-K and include all parts of Form 10-K, including those that were not being amended. Accordingly, this Amendment No. 2 amends and restates Item 15 and the Exhibit Index and includes all parts of Form 10-K, as well as updated certifications of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 and an updated consent of PricewaterhouseCoopers LLP.

No other item or disclosures appearing in the Original Form 10-K, as amended by Amendment No.1, is affected by this Amendment No. 2. This Amendment No. 2 is presented as of the filing date of the Original Form 10-K and does not reflect events occurring after that date, or modify or update disclosures in any way other than as specifically noted above. Accordingly, this Amendment No. 2 should be read in conjunction with the Company’s other filings made with the Commission subsequent to the filing of the Original Form 10-K on June 6, 2012.

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

Date: June 26, 2012

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