Form 10-Q
period 2012-09-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2012-11-06
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares outstanding of the Registrant’s common stock:

Common Stock, par value $0.01 per share	54,519,496
Class	Outstanding as of October 31, 2012

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	March 31,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$49,136	$46,279
Marketable securities	5,220	5,304
Accounts receivable, net	15,224	18,999
Inventory	29,674	29,256
Prepaid expenses and other current assets	22,564	31,444
Restricted cash	13,620	12,086
Deferred tax assets	203	203

Total current assets	135,641	143,571

Property, plant and equipment, net	85,462	90,828
Intangibles, net	3,251	3,772
Restricted cash	5,142	2,540
Deferred tax assets	3,129	3,129
Other assets	9,688	11,216

Total assets	$242,313	$255,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$26,595	$37,582
Note payable, current portion, net of discount of $647 as of September 30, 2012	3,584	—
Current portion of convertible note, net of discount of $6,060 as of September 30, 2012	5,978	—
Derivative liability	10,280	—
Adverse purchase commitments	12,080	25,894
Deferred revenue	17,328	19,718
Deferred tax liabilities	3,129	3,129

Total current liabilities	78,974	86,323

Note Payable, net of discount of $276 as of September 30, 2012	5,493	—
Convertible note net of discount of $2,357 as of September 30, 2012	9,681	—
Deferred revenue	1,521	1,558
Deferred tax liabilities	203	203
Other liabilities	1,658	2,093

Total liabilities	97,530	90,177

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock	531	520
Additional paid-in capital	903,485	896,603
Treasury stock	(307)	(271)
Accumulated other comprehensive income	1,298	2,027
Accumulated deficit	(760,224)	(734,000)

Total stockholders’ equity	144,783	164,879

Total liabilities and stockholders’ equity	$242,313	$255,056

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended		Six months ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues	$20,867	$20,800	$49,583	$29,858

Cost and operating expenses:
Cost of revenues	20,384	21,937	37,310	38,892
Research and development	3,621	7,276	7,532	15,411
Selling, general and administrative	11,736	17,560	25,535	39,550
Restructuring and impairments	16	4,301	143	4,301
Write-off of advance payment	—	20,551	—	20,551
Amortization of acquisition related intangibles	80	300	161	604

Total cost and operating expenses	35,837	71,925	70,681	119,309

Operating loss	(14,970)	(51,125)	(21,098)	(89,451)

Change in fair value of derivatives and warrants	3,285	—	897	—
Interest (expense) income, net	(2,919)	2	(5,637)	243
Other (expense) income, net	(1,266)	355	(1,143)	920

Loss before income tax expense	(15,870)	(50,768)	(26,981)	(88,288)

Income tax (benefit) expense	79	941	(757)	1,100

Net loss	$(15,949)	$(51,709)	$(26,224)	$(89,388)

Net loss per common share
Basic	$(0.31)	$(1.02)	$(0.51)	$(1.76)

Diluted	$(0.31)	$(1.02)	$(0.51)	$(1.76)

Weighted average number of common shares outstanding
Basic	51,907	50,876	51,551	50,716

Diluted	51,907	50,876	51,551	50,716

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Three months ended		Six months ended
	September 30,		September 30,
	2012	2011	2012	2011

Net loss	$(15,949)	$(51,709)	$(26,224)	$(89,388)

Other comprehensive (loss) income, net of tax:
Foreign currency translation (losses) gains	439	(2,242)	(729)	(1,107)
Unrealized gains on investments	(5)	(20)	(1)	(11)

Total other comprehensive income (loss), net of tax	434	(2,262)	(730)	(1,118)

Comprehensive loss	$(15,515)	$(53,971)	$(26,954)	$(90,506)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(26,224)	$(89,388)
Adjustments to reconcile net (loss) to net cash (used in) operations:
Depreciation and amortization	6,628	6,670
Stock-based compensation expense	4,039	5,579
Write-off of advanced payment to The Switch	—	20,551
Restructuring charges, net of payments	(49)	2,174
Impairment of long-lived and intangible assets	—	918
Provision for excess and obsolete inventory	421	1,503
Adverse purchase commitment losses (recoveries), net	(8,309)	167
Loss on minority interest investments	1,490	1,351
Change in fair value of derivatives and warrants	897	—
Non-cash interest expense	4,443	—
Other non-cash items	350	441
Changes in operating asset and liability accounts:
Accounts receivable	2,856	(3,709)
Inventory	(971)	(6,800)
Prepaid expenses and other current assets	8,394	(12,529)
Accounts payable and accrued expenses	(14,900)	(37,633)
Deferred revenue	(2,236)	3,809

Net cash (used in) operating activities	(23,171)	(106,896)

Cash flows from investing activities:
Purchase of property, plant and equipment	(903)	(7,303)
Proceeds from the maturity of marketable securities	84	111,070
Change in restricted cash	(4,116)	(3,781)
Purchase of intangible assets	—	(768)
Purchase of minority investments	—	(1,800)
Advanced payment for planned acquisition	—	(20,551)
Change in other assets	—	(639)

Net cash (used in) provided by investing activities	(4,935)	76,228

Cash flows from financing activities:
Employee taxes paid related to net settlement of equity awards	(36)	(271)
Repayment of debt	—	(4,641)
Proceeds from the issuance of debt, net of expenses	31,101	4,641
Proceeds from exercise of employee stock options and ESPP	178	150

Net cash provided by (used in) financing activities	31,243	(121)

Effect of exchange rate changes on cash and cash equivalents	(280)	517

Net increase (decrease) in cash and cash equivalents	2,857	(30,272)
Cash and cash equivalents at beginning of period	46,279	123,783

Cash and cash equivalents at end of period	$49,136	$93,511

Supplemental schedule of cash flow information:
Cash paid for income taxes, net of refunds	$(752)	$18,147
Issuance of common stock to settle liabilities	2,676	421
Cash paid for interest expense	269	—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the Business and Basis of Presentation

American Superconductor Corporation (the “Company” or “AMSC”) was founded on April 9, 1987. The Company is a leading provider of megawatt-scale solutions that lower the cost of wind power and enhance the performance of the power grid. In the wind power market, the Company enables manufacturers to field highly competitive wind turbines through its advanced power electronics products, engineering and support services. In the power grid market, the Company enables electric utilities and renewable energy project developers to connect, transmit and distribute power through its transmission planning services and power electronics and superconductor-based products. The Company’s wind and power grid products and services provide exceptional reliability, security, efficiency and affordability to its customers.

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to those instructions. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended September 30, 2012 and 2011 and the financial position at September 30, 2012.

At September 30, 2012, the Company had cash, cash equivalents, and marketable securities of $54.4 million. The Company experienced a substantial decline in revenues, incurred a net loss of $136.8 million and used $141.0 million of cash for operations during the fiscal year ended March 31, 2012. As a result, the Company reduced its global workforce by approximately 50% and consolidated certain business operations in three locations to reduce facility costs. As of September 30, 2012, the Company had a global workforce of approximately 445 persons.

The Company used $23.2 million in cash for operations during the six months ended September 30, 2012, compared to $106.9 million during the six months ended September 30, 2011. The Company expects that its cost reduction efforts and anticipated revenue growth will result in a substantial reduction in cash used for operations during the year ending March 31, 2013. The Company plans to closely monitor its expenses and, if required, expects to further reduce operating costs and capital spending to enhance liquidity.

On April 4, 2012, the Company completed a private placement of $25.0 million of 7% senior convertible notes (“Convertible Notes”). On June 5, 2012, the Company entered into a Loan and Security Agreement (“Term Loan”), under which the Company borrowed $10.0 million. See Note 11, “Debt”, for further information regarding these debt arrangements, including the covenants, restrictions and events of default under the agreements. The Company is in compliance with the covenants and restrictions included in the Convertible Notes and Term Loan as of the date of this Quarterly Report on Form 10-Q.

The Company believes that its available cash, together with additional reductions in operating costs and capital expenditures that it expects to make if necessary, will be sufficient to fund its operations, capital expenditures and any scheduled cash payments under its debt obligations through September 30, 2013. The Company’s liquidity is highly dependent on its ability to profitably grow revenues, successfully manage adverse purchase commitments, fund and maintain compliance with the covenants and restrictions on its debt obligations, and raise additional capital, as required. The Company may seek additional financing; however, there can be no assurance that financing will be available on commercially acceptable terms or at all.

The results of operations for an interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended March 31, 2012 (fiscal 2011) which are contained in the Company’s Annual Report on Form 10-K/A.

2. Stock-Based Compensation

The Company accounts for its stock-based compensation at fair value. The following table summarizes stock-based compensation expense by financial statement line item for the three and six months ended September 30, 2012 and 2011 (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2012	2011	2012	2011
Cost of revenues	$213	$440	$383	$769
Research and development	591	665	1,154	1,325
Selling, general and administrative	1,240	1,008	2,502	3,485

Total	$2,044	$2,113	$4,039	$5,579

During the six months ended September 30, 2012, the Company granted approximately 852,000 stock options, and 287,000 restricted stock awards, as well as issued approximately 215,000 shares of common stock in-lieu of cash bonuses, which vested immediately, to employees under the 2007 Stock Incentive Plan. The Company recorded the issuance of stock in-lieu of cash bonuses as a non-cash issuance of stock to settle liabilities in the unaudited consolidated condensed statement of cash flows. The options granted vest upon the passage of time, generally 3 years. For awards that vest upon the passage of time, expense is being recorded over the vesting period.

The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. The total unrecognized compensation cost for unvested outstanding stock options was $6.1 million for the six months ended September 30, 2012. This expense will be recognized over a weighted average expense period of approximately 2.1 years. The total unrecognized compensation cost for unvested outstanding restricted stock was $3.9 million for the six months ended September 30, 2012. This expense will be recognized over a weighted average expense period of approximately 1.2 years.

The weighted-average assumptions used in the Black-Scholes valuation model for stock options granted during the three and six months ended September 30, 2012 and 2011 are as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2012	2011	2012	2011
Expected volatility	71.9%	77.6%	71.9%	69.3%
Risk-free interest rate	0.8%	1.2%	0.9%	1.8%
Expected life (years)	5.9	5.9	5.9	5.9
Dividend yield	None	None	None	None

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

3. Computation of Net (Loss) Income per Common Share

Basic net (loss) income per share (“EPS”) is computed by dividing net (loss) income by the weighted-average number of common shares outstanding for the period. Where applicable, diluted EPS is computed by dividing the net (loss) income by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. For both the three and six months ended September 30, 2012, 8.8 million shares, were not included in the calculation of diluted EPS as they were considered anti-dilutive, of which 3.0 million shares relate to unvested stock options, 3.2 million shares relate to the issuance of warrants, and 2.6 million shares relate to the convertible feature of the Company’s Convertible Notes. For both the three and six months ended September 30, 2011, 2.6 million shares of unvested stock options were not included in the calculation of diluted EPS as they were considered anti-dilutive.

The following table reconciles the numerators and denominators of the earnings per share calculation for the three and six months ended September 30, 2012 and 2011 (in thousands, except per share data):

	Three months ended		Six months ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Net loss	$(15,949)	$(51,709)	$(26,224)	$(89,388)

Denominator:
Weighted-average shares of common stock outstanding	52,606	51,232	52,202	51,090
Weighted-average shares subject to repurchase	(699)	(356)	(651)	(374)

Shares used in per-share calculation — basic	51,907	50,876	51,551	50,716

Shares used in per-share calculation — diluted	51,907	50,876	51,551	50,716

Net loss per share — basic	$(0.31)	$(1.02)	$(0.51)	$(1.76)

Net loss per share — diluted	$(0.31)	$(1.02)	$(0.51)	$(1.76)

4. Fair Value Measurements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance related to disclosures of fair value measurements. The guidance requires gross presentation of activity within the Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements. It also clarifies two existing disclosure requirements on the level of disaggregation of fair value measurements and disclosures on inputs and valuation techniques. A change in the hierarchy of an investment from its current level will be reflected in the period during which the pricing methodology of such investment changes. Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 will be made in the event that the related security is significant to total cash and investments. The Company did not have any transfers of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy during the three months ended September 30, 2012.

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

The following table provides the assets carried at fair value, measured as of September 30, 2012 and March 31, 2012 (in thousands):

	Total	Quoted Prices in	Significant Other	Significant
	Carrying	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2012:
Assets:
Cash equivalents	$30,400	$30,400	$—	$—
Short-term commercial paper	5,220	—	5,220	—
Liabilities:
Derivative liability	$2,763	$—	$—	$2,763
Warrants	7,517	—	—	7,517

	Total	Quoted Prices in	Significant Other	Significant
	Carrying	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2012:
Assets:
Cash equivalents	$23,485	$23,485	$—	$—
Short-term commercial paper	5,304	—	5,304	—

The table below reflects the activity for the Company’s major classes of liabilities measured at fair value for the period ended September 30, 2012 (in thousands):

	Derivative
	Liability	Warrants
April 1, 2012	$—	$—
Valuation of derivative liability	3,779	—
Warrant issuance with Senior Convertible Notes	—	7,018
Warrant issuance with Senior Secured Term Loan	—	380
Mark to market adjustment	(1,016)	119

Balance at September 30, 2012	$2,763	$7,517

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

Derivative Liability

The Company has identified all of the derivatives (“Derivative Liability”) associated with the Convertible Notes which include holder change of control redemption rights, issuer optional redemption rights, sale redemption rights and a feature to convert the Convertible Notes into equity at the holder’s option. The Derivative Liability is subject to revaluation at each balance sheet date, and any change in fair value will be recorded as a change in fair value in other income (expense) until the earlier of its exercise or expiration. The Company relies on assumptions in a lattice model to determine the fair value of Derivative Liability. The Company has appropriately valued the Derivative Liability within Level 3 of the valuation hierarchy. See Note 11, “Debt”, for discussion on the Convertible Notes, Derivative Liability and valuation assumptions used.

Warrants

Warrants were issued in conjunction with the Convertible Notes and the Term Loan. See Note 11, “Debt”, for additional information on warrants. These warrants are subject to revaluation at each balance sheet date, and any change in fair value will be recorded as a change in fair value in other income (expense) until the earlier of their exercise or expiration.

The Company relies on various assumptions to determine the fair value of warrants. The Company has appropriately valued the warrants within Level 3 of the valuation hierarchy. See Note 12, “Warrants and Derivative Liabilities”, for a discussion of the warrants and the valuation assumptions used.

5. Accounts Receivable

Accounts receivable at September 30, 2012 and March 31, 2012 consisted of the following (in thousands):

	September 30,	March 31,
	2012	2012
Accounts receivable (billed)	$12,307	$16,240
Accounts receivable (unbilled)	2,927	2,811
Less: Allowance for doubtful accounts	(10)	(52)

Accounts receivable, net	$15,224	$18,999

6. Inventory

The components of inventory at September 30, 2012 and March 31, 2012 are as follows (in thousands):

	September 30,	March 31,
	2012	2012
Raw materials	$8,138	$9,962
Work-in-process	4,263	2,390
Finished goods	15,374	14,438
Deferred program costs	1,899	2,466

Net inventory	$29,674	$29,256

For the three and six months ended September 30, 2012, the Company recorded an inventory write-down of approximately $0.2 million and $0.4 million respectively based on evaluating its ending inventory on hand for excess quantities and obsolescence.

Deferred program costs as of September 30, 2012 and March 31, 2012 primarily represent costs incurred on D-VAR turnkey projects and programs accounted for under contract accounting where the Company needs to complete development programs before revenue and costs will be recognized, respectively.

7. Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following (in thousands):

	September 30,	March 31,
	2012	2012
Non-Trade Receivables	$983	3,922
Prepaid Expenses	3,094	4,707
Prepaid VAT and Other Taxes	16,784	18,273
Notes Receivable	1,674	4,526
Other Current Assets	29	16

Total	$22,564	$31,444

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30,	March 31,
	2012	2012
Accounts payable	$3,390	$8,191
Accrued inventories in-transit	2,954	3,330
Accrued miscellaneous expenses	8,806	9,708
Accrued subcontractor program costs	1,642	1,885
Accrued compensation	4,930	8,380
Income taxes payable	81	192
Accrued warranty	4,792	5,896

Total	$26,595	$37,582

Product Warranty

The Company generally provides a one to three year warranty on its products, commencing upon installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.

Product warranty activity was as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2012	2011	2012	2011
Balance at beginning of period	$5,500	$7,334	$5,896	$7,907
Change in accruals for warranties during the period	(384)	(69)	(551)	(474)
Settlements during the period	(324)	(210)	(553)	(378)

Balance at end of period	$4,792	$7,055	$4,792	$7,055

9. Income Taxes

For the three and six months ended September 30, 2012, the Company recorded income tax expense of $0.1 million and an income tax benefit of $0.8 million, respectively. For the three and six months ended September 30, 2011, the Company recorded income tax expense of $0.9 million and $1.1 million, respectively. The income tax expense for the three months ended September 30, 2012, was primarily due to income taxes in foreign jurisdictions. The income tax benefit for the six months ended September 30, 2012 was primarily due to a refund of income taxes paid in China. The Company has provided a valuation allowance against all existing and newly created deferred tax assets as of September 30, 2012, as it is more likely than not that its deferred tax assets are not currently realizable due to the net operating losses incurred by the Company since its inception.

10. Restructuring

The Company accounts for charges resulting from operational restructuring actions in accordance with ASC Topic 420, Exit or Disposal Cost Obligations (“ASC 420”) and ASC Topic 712, Compensation - Nonretirement Postemployment Benefits (“ASC 712”). In accounting for these obligations, the Company is required to make assumptions related to the amounts of employee severance, benefits, and related costs and the time period over which leased facilities will remain vacant, sublease terms, sublease rates and discount rates. Estimates and assumptions are based on the best information available at the time the obligation arises. These estimates are reviewed and revised as facts and circumstances dictate; changes in these estimates could have a material effect on the amount accrued on the consolidated balance sheet.

During the year ended March 31, 2012, the Company initiated restructuring activities in order to reorganize its global operations, streamline various functions of the business, and reduce its global workforce to better reflect the demand for its products. These activities resulted in the reduction of its global workforce by approximately 50%. During the six months ended September 30, 2012, the Company incurred restructuring costs of $0.1 million. These additional charges were paid as of September 30, 2012 and the remaining balance of accrued restructuring is expected to be paid through March 2013.

The following table presents restructuring charges and cash payments (in thousands):

	Severance pay	Facility
	and benefits	exit costs	Total
Accrued restructuring balance at April 1, 2012	$680	$294	$974
Charges to operations	182	(39)	143
Cash payments	(560)	(255)	(815)

Accrued restructuring balance at September 30, 2012	$302	$(0)	$302

All restructuring charges discussed above are included within restructuring and impairments in the Company’s unaudited condensed consolidated statements of operations. The Company includes accrued restructuring within accounts payable and accrued expenses in the unaudited condensed consolidated balance sheets.

11. Debt

Senior Convertible Notes

On April 4, 2012, the Company entered into a Securities Purchase Agreement and completed a private placement of $25.0 million of 7% senior convertible notes with Capital Ventures International (“CVI”), an affiliate of Heights Capital Management. After fees and expenses, the net proceeds were $23.2 million. The Convertible Notes have an initial conversion price of $4.85 per share, representing a premium of approximately 20% over AMSC’s closing price on April 3, 2012. The Convertible Notes are payable in monthly installments beginning four months from issuance and ending on October 4, 2014. Monthly payments are payable in cash or common stock at the option of the Company, subject to certain trading volume, stock price and other conditions. CVI can also elect to defer receipt of monthly installment payments at its option. Any deferred installment payments will continue to accrue interest. CVI elected to defer the installment payment due September 4, 2012 of $1.1 million. The Company registered 10,262,311 shares of common stock which may be used as payment for principal and interest in lieu of cash for resale under the Securities Act as required under a Registration Rights Agreement with CVI.

The Company has accounted for the Convertible Notes as an instrument that has the characteristics of a debt host contract containing several embedded derivative features that would require bifurcation and separate accounting as a derivative instrument pursuant to the provisions of ASC 815. The Company elected not to use the fair value option for the payable of $25.0 million and will record the liability at the stated value under the loan agreement on the date of issuance with no changes in fair value reported in subsequent periods.

The Company has identified the following derivatives associated with the Convertible Notes: holder change of control redemption rights; issuer optional redemption rights; sale redemption rights and a feature to convert the Convertible Note into equity at the holder’s option. The Company valued these derivatives at $3.8 million upon issuance and recorded the value as a debt discount and a derivative liability. See Note 12, “Warrants and Derivative Liabilities”, for additional information regarding derivative liabilities.

In addition, CVI received a warrant to purchase approximately 3.1 million additional shares of common stock exercisable at a strike price of $5.45 per share, subject to adjustment, until October 4, 2017. Due to certain adjustment provisions within the warrant, it qualified for liability accounting and had a fair value of $7.0 million upon issuance. The Company recorded the value as a debt discount and a warrant liability. See Note 12, “Warrants and Derivative Liabilities”, for additional information regarding the warrant.

The process of valuing financial and derivative instruments utilizes facts and circumstances as of the measurement date as well as certain inputs, assumptions, and judgments that may affect the estimated fair value of the instruments. Upon issuance of the Convertible Notes, the Company determined the initial carrying value of the Convertible Notes to be $25.0 million. In addition, the Company also incurred $1.8 million of legal and origination costs as of the six months ended September 30, 2012, which have been recorded as a discount on the Convertible Notes. The total debt discount, including the embedded derivatives, warrant and legal and origination costs of $12.6 million is being amortized into interest expense over the term of the Convertible Notes using the effective interest method. Under this method, interest expense is recognized each period until the debt instruments reach maturity. If the maturity of the Convertible Notes is accelerated because of prepayment, then the amortization will be accelerated. During the three and six months ended September 30, 2012, the Company recorded non-cash interest expense for amortization of the debt discount related to the Convertible Notes of $2.1 million and $4.2 million, respectively.

The Convertible Notes contain certain covenants and restrictions, including, among others, that for so long as the Convertible Notes are outstanding, the Company will not incur any indebtedness (other than permitted indebtedness under the Convertible Notes), permit liens on its properties (other than permitted liens under the Convertible Notes), make payments on junior securities or declare dividends. The Convertible Notes also contain limitations on the transfer of certain assets. Events of default under the Convertible Notes include failure to pay principal or interest as due on the Convertible Notes, failure to deliver registered shares of common stock upon the holders request for conversion of part or all of the Convertible Notes, failure to maintain the Company’s common stock eligible for trading on defined markets, cross defaults to other material indebtedness, receipt of uninsured judgments against the Company in excess of defined limits and other administrative covenants, as defined in the Convertible Notes and related documentation. Upon an event of default, the holders may require the Company to redeem all or any portion of the outstanding principal amount of the Convertible Notes in cash plus a penalty as specified in the agreement. Also, if the Company fails to maintain an effective registration statement covering common stock to be used in settling obligations under the Convertible Notes, the Company will be required to pay a penalty as specified in the agreement.

In addition, under the Convertible Notes agreements, on October 4, 2012, the Company had the right to issue an additional $15 million aggregate principal amount of convertible notes and warrant to the same investor, subject to certain conditions. Because the Company did not meet these conditions, it no longer has the right to compel the investor to purchase additional Convertible Notes on the terms contained in the agreement.

Senior Secured Term Loan

On June 5, 2012, the Company entered into a Term Loan with Hercules Technology Growth Capital, Inc. (“Hercules”), under which the Company borrowed $10.0 million (the “Term Loan”). After the closing fees and expenses, the net proceeds to the Company were $9.7 million. The Term Loan bears an interest rate equal to 11% plus the percentage, if any, by which the prime rate as reported by The Wall Street Journal exceeds 3.75%. The Company made interest-only payments from July 1, 2012 through October 31, 2012, after which the Company will repay the loan in equal monthly installments ending on December 1, 2014. The Term Loan is secured by substantially all of the Company’s existing and future assets, including a mortgage on real property owned by the Company’s wholly-owned subsidiary, ASC Devens LLC, and located at 64 Jackson Road, Devens, Massachusetts. In addition, Hercules received a warrant to purchase 139,276 shares of common stock, exercisable at an initial strike price of $3.59 per share, subject to adjustment, until December 5, 2017. Due to certain adjustment provisions within the warrant, it qualified for liability accounting and the fair value of $0.4 million was recorded upon issuance, which the Company recorded as a debt discount and a warrant liability. See Note 12, “Warrants and Derivative Liabilities”, for a discussion on warrants and the valuation assumptions used. The Company will pay an end of term fee of $0.5 million upon the earlier of maturity or prepayment of the loan. The Company has accrued this as of the six months ended September 30, 2012 and recorded a corresponding amount into the debt discount. In addition, the Company incurred $0.3 million of legal and origination costs in the six months ended September 30, 2012, which have been recorded as a debt discount. The total debt discount including the warrant, end of term fee and legal and origination costs of $1.2 million is being amortized into interest expense over the term of the Term Loan using the effective interest method. Under this method, interest expense is recognized each period until the debt instrument reaches maturity. If the maturity of the Term Loan is accelerated because of prepayment, then the amortization will be accelerated. During the three and six months ended September 30, 2012, the Company recorded non-cash interest expense for amortization of the debt discount related to the Term Loan of $0.2 million and $0.3 million, respectively.

The Term Loan contains certain covenants that restrict the Company’s ability to, among other things, incur or assume certain debt, merge or consolidate, materially change the nature of our business, make certain investments, acquire or dispose of certain assets, make guaranties or grant liens on its assets, make certain loans, advances or investments, declare dividends or make distributions or enter into transactions with affiliates. In addition, the Term Loan contains a covenant that requires the Company to maintain a minimum unrestricted cash balance in the United States of at least $10.0 million at the inception of the Term Loan, which will decrease starting November 1, 2012 and monthly thereafter by the amount of principal paid. The events of default under the Term Loan include, but are not limited to, failure to pay amounts due, breaches of covenants, bankruptcy events, cross defaults under other material indebtedness and the occurrence of a material adverse effect and/or change in control. In the case of a continuing event of default, the Lender may, among other remedies, declare due all unpaid principal amounts outstanding and any accrued but unpaid interest and foreclose on all collateral granted to the Lender as security under the Term Loan.

Although the Company is in compliance with the covenants and restrictions under the Convertible Notes and Term Loan as of the date of this Quarterly Report on Form 10-Q, there can be no assurance that the Company will continue to be in compliance.

Interest expense on the Convertible Notes and Term Loan for the three and six months ended September 30, 2012 was $3.0 million and $5.7 million respectively, which included $2.3 million and $4.4 million of non-cash interest expense related to the amortization of the debt discount on the Convertible Notes and Term Loan, respectively.

12. Warrants and Derivative Liabilities

On April 4, 2012, the Company entered into a Securities Purchase Agreement as described in Note 11, which included a warrant to purchase 3.1 million shares of the Company’s common stock. The warrant is exercisable at any time on or after the date that is six months after the issuance of the warrant and entitles CVI to purchase shares of the Company’s common stock for a period of five years from the initial date the warrant becomes exercisable at a price equal to $5.45 per share, subject to certain price-based and other anti-dilution adjustments. The warrant may not be exercised if, after giving effect to the conversion, CVI together with its affiliates would beneficially own in excess of 4.99% of the Company’s common stock. This percentage may be raised to any other percentage not in excess of 9.99% at the option of CVI, upon at least 61-days’ prior notice to the Company, or lowered to any other percentage, at the option of CVI, at any time.

The Company accounts for the warrant as a liability due to certain adjustment provisions within the warrant, which requires that it be recorded at fair value. The warrant is subject to revaluation at each balance sheet date and any change in fair value will be recorded as a change in fair value in other income (expense) until the earlier of expiration or its exercise at which time the warrant liability will be reclassified to equity. Following is a summary of the key assumptions used to calculate the fair value of the warrant:

	September 30,	June 30,	April 4,
	2012	2012	2012

Risk-free interest rate	0.63%	0.77%	1.19%
Expected annual dividend yield	0.0%	0.0%	0.0%
Expected volatility	80.9%	80.8%	80.0%
Term	5.01 years	5.28 years	5.5 years
Fair Value	$7.1 million	$8.6 million	$7.0 million

The Company recorded the change in the fair value of the CVI warrant of ($1.5) million and $0.1 million to change in fair value of derivatives and warrants in the three and six months ended September 30, 2012, respectively.

The Company determined certain embedded derivatives issued with the Convertible Notes required accounting as a liability, which requires they be accounted for as a standalone liability subject to revaluation at each balance sheet date with changes in fair value recorded as change in fair value of derivatives and warrants until the earlier of exercise or expiration.

The Company calculated the fair value of the derivative liabilities bifurcated from the Convertible Notes (see Note 11, “Debt”) utilizing an integrated lattice model. The lattice model is an option pricing model that involves the construction of a binomial tree to show the different paths that the underlying asset may take over the option’s life. A lattice model can take into account expected changes in various parameters such as volatility over the life of the options, providing more accurate estimates of option prices than the Black-Scholes model. Following is a summary of the key assumptions used to value the Convertible Notes derivative feature:

	September 30,	June 30,	April 4,
	2012	2012	2012

Expected Volatility	70.0%	71.0%	75.0%
Risk Free Rate	0.23%	0.33%	0.44%
Bond Yield	15.0%	16.0%	15.0%
Recovery Rate	30.0%	30.0%	30.0%
Redeemable	yes	yes	yes
Total Time (years)	2.01	2.28	2.5
Dilution Effect	yes	yes	yes
Indicated Percent of Par	108.0%	121.0%	117.0%
Fair Value	$2.8 million	$4.5 million	$3.8 million

The expected volatility rate was estimated based on an equal weighting of the historical volatility of the Company’s common stock and the implied volatility of the Company’s traded options. To determine the risk-free interest rate, an interpolated rate was used based on the two- and three-year United States Treasury rates. The bond yield was estimated using comparable corporate debt and yield information. The recovery rate of the Convertible Notes was estimated by reviewing historical corporate debt that went into default. The bond is redeemable by the Company at any point after the one-year anniversary of the grant date provided certain provisions within the note. The total time is based on the actual 30-month contractual terms. It was determined that there is a dilution effect based on the Company’s ability to make payments in shares of common stock.

The Company recorded the change in the fair value of the derivative liabilities of ($1.7) million and ($1.0) million to changes in fair value of derivatives and warrants in the three and six months ended September 30, 2012, respectively.

On June 5, 2012, the Company entered into a Loan and Security Agreement with Hercules (see Note 11, “Debt”, for additional information regarding the Loan and Security Agreement). In conjunction with this agreement, the Company issued a warrant to purchase 139,276 shares of the Company’s common stock. The warrant is exercisable at any time after the issuance of the warrant and expires on December 5, 2017, at a price equal to $3.59 per share subject to certain price-based and other anti-dilution adjustments.

The Company accounts for the warrant as a liability due to certain provisions within the warrant, which requires that it be recorded at fair value. The warrant is subject to revaluation at each balance sheet date and any change in fair value will be recorded as changes in fair value of derivatives and warrants until the earlier of expiration or its exercise at which time the warrant liability will be reclassified to equity. Following is a summary of the key assumptions used to calculate the fair value of the warrant:

	September 30,	June 30,	June 5,
	2012	2012	2012

Risk-free interest rate	0.64%	0.80%	0.77%
Expected annual dividend yield	0.0%	0.0%	0.0%
Expected volatility	81.18%	80.32%	79.90%
Term	5.18	5.44 years	5.5
Fair Value	$0.4 million	$0.5 million	$0.4 million

The Company prepared its estimates for the assumptions used to determine the fair value of the warrants issued in conjunction with both the Convertible Note and Term Loan utilizing the respective terms of the warrants with similar inputs, as described above.

The Company recorded the change in the fair value of the Hercules warrant of ($0.1) million during the three months ended September 30, 2012 and recorded no change in the fair value of the Hercules warrant during the six months ended September 30, 2012.

13. Commitments and Contingencies

Commitments

Purchase Commitments

The Company periodically enters into non-cancelable purchase contracts in order to ensure the availability of materials to support production of its products. Purchase commitments represent enforceable and legally binding agreements with suppliers to purchase goods or services. The Company periodically assesses the need to provide for impairment on these purchase contracts and record a loss on purchase commitments when required. As of September 30, 2012, the Company recorded a liability for adverse purchase commitments of $12.1 million. During the three and six months ended September 30, 2012, the Company adjusted its accrual for adverse purchase commitments by $1.0 million and $8.3 million, respectively due to settlements with certain vendors.

During the fourth quarter of the year ended March 31, 2012, several vendors notified the Company that they had suffered losses as a result of procuring safety stock in anticipation of receiving future purchase orders or contracts from the Company. Subsequently three vendors filed lawsuits through the Chinese legal system seeking payment for inventories held to be delivered under purchase orders and safety stock. One of these lawsuits has been settled and dismissed. The Company has accrued outstanding adverse purchase commitments based on legally binding contracts and purchase orders that were placed with its vendors for parts with no future demand. The vendor claims for safety stock were not supported by valid purchase orders or valid executed contracts and are not considered part of the adverse purchase commitment liability. The claims for safety stock have not been accrued as of September 30, 2012. The Company has determined that, although it believes that there is no legally enforceable contract for safety stock and will continue to defend its legal position that it does not owe amounts for safety stock, it is reasonably possible that a case may be made against the Company under certain situations. As the loss is reasonably possible but not probable, the Company has not accounted for the loss. The Company has determined that the range for this potential loss is between $0 and $4 million.

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

The Company also submitted a civil action application to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Yi Zhong Min Chu Zi No. 15524, against Sinovel for software copyright infringement on September 13, 2011. The application alleges Sinovel’s unauthorized use of portions of the Company’s wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines and the binary code, or upper layer, of the Company’s software for the PM3000 power converters in 1.5MW wind turbines. In July 2011, a former employee of the Company’s Austrian subsidiary was arrested in Austria on charges of economic espionage and fraudulent manipulation of data. In September 2011, the former employee pled guilty to the charges, and was imprisoned. As a result of the Company’s internal investigation and a criminal investigation conducted by Austrian authorities, the Company believes that this former employee was contracted by Sinovel through an intermediary while employed by the Company and improperly obtained and transferred to Sinovel portions of its wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines. Moreover, the Company believes the former employee illegally used source code to develop for Sinovel a software modification to circumvent the encryption and remove technical protection measures on the Company’s PM3000 power converters in 1.5MW wind turbines in the field. The Company is seeking a cease and desist order with respect to the unauthorized copying, installation and use of its software, monetary damages of approximately RMB 38 million ($6 million) for our economic losses and reimbursement of all costs and reasonable expenses. The No. 1 Intermediate People’s Court accepted the case, which was necessary in order for the case to proceed. In November 2011, Sinovel filed a motion to remove this case from the Beijing No. 1 Intermediate People’s Court and transfer the matter to the Beijing Arbitration Commission. On February 14, 2012, the court denied Sinovel’s motion to remove the case. On February 21, 2012, Sinovel filed an appeal of the Beijing No. 1 Intermediate People’s Court decision to the Beijing Higher People’s Court. On April 25, 2012, the Beijing Higher People’s Court issued a final Civil Ruling which supports the Beijing No.1 Intermediate People’s Court’s civil ruling and rejected Sinovel’s appeal. Sinovel filed an appeal of the Beijing Higher People’s Court’s decision with China’s Supreme People’s Court. A hearing regarding this appeal was held at the Chinese Supreme People’s Court on October 26, 2012. The Court’s decision will follow.

Sinovel filed a new motion on June 18, 2012, to remove this case from the Beijing No. 1 Intermediate People’s Court to the court located in Gansu Province. On October 19, 2012, the Court disallowed Sinovel’s motion due to its late filing.

The Company submitted a civil action application to the Beijing Higher People’s Court against Sinovel and certain of its employees for trade secret infringement on September 13, 2011 under the caption (2011) Gao Min Chu Zi No. 4193. The application alleges the defendants’ unauthorized use of portions of the Company’s wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines as described above with respect to the Copyright Action. The Company is seeking monetary damages of RMB 2.9 billion ($453 million) for the trade secret infringement as well as reimbursement of all costs and reasonable expenses. The Beijing Higher People’s Court accepted the case, which was necessary in order for the case to proceed. On December 22, 2011, the Beijing Higher People’s Court transferred this case to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Gao Min Chu Zi No. 4193. On June 7, 2012, the Company received an Acceptance Notice from the Beijing No.1 Intermediate People’s Court under the caption (2012) Yi Zhong Min Chu Zi No.6833. The Company is currently awaiting notice from the Beijing No. 1 Intermediate People’s Court regarding the first hearing date. In August 2012, Sinovel filed a motion to remove this case from the Beijing No. 1 Intermediate People’s Court and transfer the matter to the Beijing Arbitration Commission.

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

At September 30, 2012, the Company had $13.6 million of restricted cash included in current assets, and $5.1 million of restricted cash included in long-term assets. These amounts included in restricted cash represent deposits to secure letters of credit for various supply contracts, and are held in interest bearing accounts. The Company is working with its inventory suppliers to delay cash settlements and to reduce the gross liability associated with its adverse purchase commitments, which is approximately $12.1 million as of September 30, 2012. During the three and six months ended September 30, 2012, the Company agreed to settle adverse purchase commitments with certain of its vendors. In conjunction with certain of these settlements, the Company agreed to provide letters of credit and bank guarantees in the amount of approximately $9.0 million with expirations through January 31, 2013. The letters of credit and bank guarantees were secured with cash collateral of $8.5 million. Settlements of adverse purchase commitments with certain vendors have resulted in a reduction of its adverse purchase commitments liability of $1.0 million and $8.3 million, during the three and six months ended September 30, 2012, respectively.

As of September 30, 2012, the Company had three performance bonds in support of customer contracts. The total value of the outstanding performance bonds is $3.5 million with expiration dates through March 2014. In the event that the payment is made in accordance with the requirements of any of these performance bonds, the Company would record the payment as an offset to revenue.

14. Equity Investments

Investment in Tres Amigas

On October 9, 2009, the Company made an investment in Tres Amigas LLC, a Delaware limited liability company (“Tres Amigas”), focused on providing the first common interconnection of America’s three power grids to help the country achieve its renewable energy goals and facilitate the smooth, reliable and efficient transfer of green power from region to region, for $1.8 million, consisting of $0.8 million in cash and $1.0 million in AMSC common stock. On January 6, 2011 and May 20, 2011, the Company increased its minority position in Tres Amigas by investing an additional $1.8 million in cash on each date. As of September 30, 2012, the Company holds a 26% ownership interest in Tres Amigas.

The Company’s investment in Tres Amigas is included in other assets on the unaudited condensed consolidated balance sheet and the equity in undistributed losses of Tres Amigas is included in other income, net, on the unaudited condensed consolidated statements of operations.

The net investment activity for the six months ended September 30, 2012 is as follows (in thousands):

Balance at April 1, 2012	$3,859
Minority interest in net losses	(476)

Balance at September 30, 2012	$3,383

Investment in Blade Dynamics Ltd.

On August 12, 2010, the Company acquired (through its Austrian subsidiary), a minority ownership position in Blade Dynamics Ltd. (“Blade Dynamics”), a designer and manufacturer of advanced wind turbine blades based on proprietary materials and structural technologies, for $8.0 million in cash. As of September 30, 2012, the Company holds a 24% ownership interest in Blade Dynamics.

The Company has determined that Blade Dynamics is a variable interest entity (“VIE”) and that the Company is not the primary beneficiary of the VIE. Therefore, the Company has not consolidated Blade Dynamics as of September 30, 2012. The investment is carried at the acquisition cost, plus the Company’s equity in undistributed earnings or losses. The Company’s maximum exposure to loss is limited to the Company’s recorded investment in this VIE. The Company’s investment in Blade Dynamics is included in other assets on the unaudited condensed consolidated balance sheet and the equity in undistributed losses of Blade Dynamics is included in other income, net, on the unaudited condensed consolidated statements of operations.

The net investment activity for the six months ended September 30, 2012 is as follows (in thousands):

Balance at April 1, 2012	$6,083
Minority interest in net losses	(1,018)
Net foreign exchange rate impact	(232)

Balance at September 30, 2012	$4,833

15. Business Segments

The Company reported its financial results in two reportable business segments: Wind and Grid.

Through its Windtec Solutions, the Wind business segment enables manufacturers to field wind turbines with exceptional power output, reliability and affordability. The Company supplies advanced power electronics and control systems, licenses its highly engineered wind turbine designs, and provides extensive customer support services to wind turbine manufactures. Its design portfolio includes a broad range of drive trains and power ratings up to 10 megawatts. It provides a broad range of power electronics and software based control systems that are highly integrated and redesigned for optimized performance, efficiency, and grid compatibility.

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

The operating results for the two business segments are as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Wind	$12,002	$13,449	$28,513	$17,712
Grid	8,865	7,351	21,070	12,146

Total	$20,867	$20,800	$49,583	$29,858

	Three months ended		Six months ended
	September 30,		September 30,
	2012	2011	2012	2011
Operating (loss) income:
Wind	$(6,449)	$(16,336)	$(5,148)	$(40,705)
Grid	(6,572)	(7,645)	(11,915)	(18,197)
Unallocated corporate expenses	(1,949)	(27,144)	(4,035)	(30,549)

Total	$(14,970)	$(51,125)	$(21,098)	$(89,451)

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

Unallocated corporate expenses primarily consist of stock-based compensation expense of $2.0 million and $4.0 million for the three and six months ended September 30, 2012, respectively. Unallocated corporate expenses primarily consist of the write-off of an advance payment to The Switch Engineering Oy of $20.6 million, which constituted a break-up fee resulting from the termination of the planned acquisition of The Switch due to adverse market conditions, and restructuring and impairment charges of $4.3 million for the three and six months ended September 30, 2011 and stock-based compensation expense of $2.1 million and $5.6 million for the three and six months ended September 30, 2011, respectively.

Total assets for the two business segments are as follows (in thousands):

	September 30,	March 31,
	2012	2012
Wind	$60,065	$70,054
Grid	80,826	89,091
Corporate assets	101,422	95,911

Total	$242,313	$255,056

The following table sets forth customers who represented 10% or more of the Company’s total revenues for the three and six months ended September 30, 2012 and 2011:

	Three months ended		Six months ended
	September 30,		September 30,
	2012	2011	2012	2011
Beijing JINGCHENG New Energy Co., Ltd.	26%	<10%	22%	<10%
INOX Wind Limited	19%	24%	17%	17%
Karara Mining Ltd.	<10%	—%	13%	—%
Doosan Heavy Industries & Construction Co Ltd.	<10%	17%	<10%	16%

16. Recent Accounting Pronouncements

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350). ASU 2011-08 allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. ASU 2011-08 is effective for our first quarter of fiscal 2013 but is eligible for early adoption. The Company does not believe adoption of this standard will have an impact on its consolidated results of operations, financial condition, or cash flows.

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

17. Subsequent Events

On May 16, 2012, the Company entered into an agreement with one of its vendors to settle certain of its adverse purchase commitments. The agreement was amended on November 6, 2012 (as amended, the “Settlement Agreement”). In conjunction with the Settlement Agreement, the Company agreed to pay the vendor approximately €2.2 million (the “Settlement Amount”). Under the Settlement Agreement, the Company has the option, at its sole discretion, to pay the settlement amount in cash, shares of the Company’s common stock, or a combination of cash and common stock. Accordingly, the Company plans to issue 765,301 shares of common stock to the vendor and has agreed to file a registration statement on Form S-3 to register the vendor’s resale of such shares of common stock. The net proceeds from the vendor’s resale of the shares of common stock during a specified period plus any other cash payments made by the Company subsequent to the date of the Settlement Agreement will be less than the Settlement Amount, the Company agreed to make an additional payment equal to the shortfall in cash to the vendor no later than December 31, 2012. As security for the Company’s obligations, the Company has provided the vendor with a letter of credit in the amount of approximately €2.2 million with an expiration of December 31, 2012. The letter of credit is secured with cash collateral of approximately $3.0 million.

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that relate to future events or conditions, including without limitation, the statements in Part II, “Item 1A. Risk Factors” and in Part I under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects or our prospective results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain. There are a number of important factors that could materially impact the value of our common stock or cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include: Our success in addressing the wind energy market is dependent on the manufacturers that license our designs; we may not realize all of the sales expected from our backlog of orders and contracts; our business and operations would be adversely impacted in the event of a failure or security breach of our information technology infrastructure; our success is dependent upon attracting and retaining qualified personnel and our inability to do so could significantly damage our business and prospects; we rely upon third-party suppliers for the components and subassemblies of many of our Wind and Grid products, making us vulnerable to supply shortages and price fluctuations, which could harm our business; many of our revenue opportunities are dependent upon subcontractors and other business collaborators; if we fail to implement our business strategy successfully, our financial performance could be harmed; problems with product quality or product performance may cause us to incur warranty expenses and may damage our market reputation and prevent us from achieving increased sales and market share; our contracts with the United States government are subject to audit, modification or termination by the United States government and include certain other provisions in favor of the government; the continued funding of such contracts remains subject to annual congressional appropriation which, if not approved, could reduce our revenue and lower or eliminate our profit; we may acquire additional complementary businesses or technologies, which may require us to incur substantial costs for which we may never realize the anticipated benefits; many of our customers outside of the United States are, either directly or indirectly, related to governmental entities, and we could be adversely affected by violations of the United States Foreign Corrupt Practices Act and similar worldwide anti-bribery laws outside the United States; we have limited experience in marketing and selling our superconductor products and system-level solutions, and our failure to effectively market and sell our products and solutions could lower our revenue and cash flow; we have a history of operating losses, and we may incur additional losses in the future; our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter; we may require additional funding in the future and may be unable to raise capital when needed; our new debt obligations include certain covenants and other events of default. Should we not comply with the covenants or incur an event of default, we may be required to repay our debt obligations in cash, which could have an adverse effect on our liquidity; we have recorded a liability for adverse purchase commitments with certain of our vendors; should we be required to settle these liabilities in cash, our liquidity could be adversely affected; if we fail to maintain proper and effective internal controls over financial reporting, our ability to produce accurate and timely financial statements could be impaired and may lead investors and other users to lose confidence in our financial data; we may be required to issue performance bonds or provide letters of credit, which restricts our ability to access any cash used as collateral for the bonds or letters of credit; changes in exchange rates could adversely affect our results from operations; growth of the wind energy market depends largely on the availability and size of government subsidies and economic incentives; we depend on sales to customers in China, and global conditions could negatively affect our operating results or limit our ability to expand our operations outside of China; changes in China’s political, social, regulatory and economic environment may affect our financial performance; our products face intense competition, which could limit our ability to acquire or retain customers; our international operations are subject to risks that we do not face in the United States, which could have an adverse effect on our operating results; adverse changes in domestic and global economic conditions could adversely affect our operating results; we may be unable to adequately prevent disclosure of trade secrets and other proprietary information; our patents may not provide meaningful protection for our technology, which could result in us losing some or all of our market position; the commercial uses of superconductor products are limited today, and a widespread commercial market for our products may not develop; there are a number of technological challenges that must be successfully addressed before our superconductor products can gain widespread commercial acceptance, and our inability to address such technological challenges could adversely affect our ability to acquire customers for our products; we have not manufactured our Amperium wire in commercial quantities, and a failure to manufacture our Amperium wire in commercial quantities at acceptable cost and quality levels would substantially limit our future revenue and profit potential; third parties have or may acquire patents that cover the materials, processes and technologies we use or may use in the future to manufacture our Amperium products, and our success depends on our ability to license such patents or other proprietary rights; our technology and products could infringe intellectual property rights of others, which may require costly litigation and, if we are not successful, could cause us to pay substantial damages and disrupt our business; we have filed a demand for arbitration and other lawsuits against our former largest customer, Sinovel, regarding amounts we contend are overdue. We cannot be certain as to the outcome of these proceedings; we have been named as a party to purported stockholder class actions and stockholder derivative complaints, and we may be named in additional litigation, all of which will require significant management time and attention, result in significant legal expenses and may result in an unfavorable outcome, which could have a material adverse effect on our business, operating results and financial condition; our 7% convertible note contains warrants and provisions that could limit our ability to repay the note in shares of common stock and should the note be repaid in stock, shareholders could experience significant dilution; our common stock has experienced, and may continue to experience, significant market price and volume fluctuations, which may prevent our stockholders from selling our common stock at a profit and could lead to costly litigation against us that could divert our management’s attention; and new regulations related to conflict-free minerals may force us to incur significant additional expenses. These and the important factors discussed under the caption “Risk Factors” in Part II. Item 1A and Part 1. Item 1A of our Form 10-K/A for the fiscal year ended March 31, 2012, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Any such forward-looking statements represent management’s estimates as of the date of this Quarterly Report on Form 10-Q. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

American Superconductor®, Amperium®, AMSC®, D-VAR®, PowerModuleTM, PQ-IVR®, SeaTitanTM, Gridtec SolutionsTM, Windtec SolutionsTM and Smarter, Cleaner… Better EnergyTM are trademarks or registered trademarks of American Superconductor Corporation or its subsidiaries. We reserve all of our rights with respect to our trademarks or registered trademarks regardless of whether they are so designated in this Quarterly Report on Form 10-Q by an ® or TM symbol. All other brand names, product names, trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

Executive Overview

American Superconductor Corporation was founded on April 9, 1987. We are a leading provider of megawatt-scale solutions that lower the cost of wind power and enhance the performance of the power grid. In the wind power market, we enable manufacturers to field highly competitive wind turbines through our advanced power electronics products, engineering, and support services. In the power grid market, we enable electric utilities and renewable energy project developers to connect, transmit and distribute power through our transmission planning services and power electronics and superconductor-based products. Our wind and power grid products and services provide exceptional reliability, security, efficiency and affordability to our customers.

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

We manufacture products using two proprietary core technologies: PowerModule™ programmable power electronic converters and our Amperium™ HTS (High Temperature Superconductor) wires. These technologies and our system-level solutions are protected by a broad and deep intellectual property portfolio consisting of hundreds of patents and licenses worldwide.

We operate our business under two market-facing business units: Wind and Grid. We believe this market-centric structure enables us to more effectively anticipate and meet the needs of wind turbine manufacturers, power generation project developers and electric utilities.

•

Wind. Through our Windtec Solutions, our Wind business segment enables manufacturers to field wind turbines with exceptional power output, reliability and affordability. We supply advanced power electronics and control systems, license our highly engineered wind turbine designs, and provide extensive customer support services to wind turbine manufactures. Our design portfolio includes a broad range of drive trains and power ratings up to 10 megawatts. We provide a broad range of power electronics and software based control systems that are highly integrated and redesigned for optimized performance, efficiency, and grid compatibility.

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

Our fiscal year begins on April 1 and ends on March 31. This document refers to fiscal 2012, which is defined as the period beginning on April 1, 2012 and concluding on March 31, 2013. The second quarter of fiscal 2012 began on July 1, 2012 and concluded on September 30, 2012.

On April 4, 2012 we completed a private placement of $25.0 million of senior convertible notes (the “Convertible Notes”) with an affiliate of Heights Capital Management. On June 5, 2012, we entered into a $10.0 million Loan and Security Agreement (“Term Loan”) with Hercules Technology Growth Capital, Inc.. See Liquidity and Capital Resources below for further discussion of these debt arrangements.

Our cash requirements depend on numerous factors, including managing adverse purchase commitments, maintaining compliance with the covenants and restrictions in our debt agreements, successful completion of our product development activities, ability to commercialize our product prototypes, rate of customer and market adoption of our products, and collecting receivables according to established terms. Significant deviations to our business plan with regard to these factors, which are important drivers to our business, could have a material adverse effect on our operating performance, financial condition, and future business prospects. We expect to pursue the expansion of our operations through internal growth, diversification of our customer base, and potential strategic alliances. See below for a discussion of liquidity and capital resources.

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

We cannot provide any assurance as to the outcome of these legal actions. See Part II, Item 1, Legal Proceedings below for additional information regarding these legal proceedings.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. Except as stated below, there were no significant changes in the critical accounting policies during the six months ended September 30, 2012 that were disclosed in our Form 10-K/A for fiscal 2011, which ended on March 31, 2012.

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses, derivatives, warrants, convertible notes and a term loan. The estimated fair values have been determined through information obtained from market sources and management estimates. The carrying amounts of these instruments approximate fair value. We have identified all of the derivatives associated with the Convertible Notes which include holder change of control redemption rights, issuer optional redemption rights, sale redemption rights and a feature to covert the Convertible Note into equity at the holder’s option. The derivative liability is subject to revaluation at each balance sheet date, and any change in fair value will be recorded as a change in fair value in other income (expense) until the earlier of their exercise or expiration of the derivatives associated with the Convertible Notes. We rely on assumptions in a lattice model to determine the fair value of the derivative liability. We have appropriately valued the derivative liability within Level 3 of the valuation hierarchy. Warrants were issued in conjunction with the Convertible Notes and Term Loan. These warrants are subject to revaluation at each balance sheet date, and any change in fair value will be recorded as a change in fair value in other income (expense) until the earlier of the warrants’ exercise or expiration. We rely on assumptions used in a Black-Scholes model to determine the fair value of the warrants. We have appropriately valued the warrants within Level 3 of the valuation hierarchy.

Results of Operations

Three and six months ended September 30, 2012 compared to the three and six months ended September 30, 2011

Revenues

Total revenues increased by less than 1% and 66% to $20.9 million and $49.6 million, respectively, for the three and six months ended September 30, 2012, respectively, compared to $20.8 million and $29.9 million for the three and six months ended September 30, 2011, respectively. Our revenues are summarized as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Wind	$12,002	$13,449	$28,513	$17,712
Grid	8,865	7,351	21,070	12,146

Total	$20,867	$20,800	$49,583	$29,858

Our Wind business unit accounted for 58% of total revenues for the three and six months ended September 30, 2012, respectively, compared to 65% and 59% for the three and six months ended September 30, 2011, respectively. Revenues in the Wind business unit decreased 11% and increased 61% to $12.0 million and $28.5 million in the three and six months ended September 30, 2012, respectively, from $13.5 million and $17.7 million in the three and six months ended September 30, 2011, respectively. The decrease in the Wind business unit revenues in the three months ended September 20, 2012, compared to the same prior year period was primarily due to decreased shipments of electrical control systems to customers in Korea. Wind business unit revenues increased in the six months ended September 30, 2012, as compared to the prior year period primarily due to increased shipments of electrical control systems to customers in China and India.

Our Grid business unit accounted for 42% of total revenues for both the three and six months ended September 30, 2012, respectively, compared to 35% and 41% for the three and six months ended September 30, 2011, respectively. Our Grid business unit revenues increased 21% and 73% to $8.9 million and $21.1 million in the three and six months ended September 30, 2012, respectively, from $7.4 million and $12.1 million for the three and six months ended September 30, 2011, respectively. For the three and six months ended September 30, 2012, Grid business unit revenues increased primarily due to increased D-VAR shipments to customers in Europe and Australia.

Revenues from significant government-funded contracts are summarized as follows (in thousands):

		Revenue earned	Three months ended		Six months ended
	Expected total	through	September 30,		September 30,
Project name	contract value	September 30, 2012	2012	2011	2012	2011
HYDRA	$29,043	$13,266	$787	$286	$1,109	$697
LIPA I and II	40,141	40,141	134	74	163	1,383
DOE-FCL	7,898	7,511	126	82	261	314

Total	$77,082	$60,918	$1,047	$442	$1,533	$2,394

These significant projects represented 12% and 7% of the Grid business unit revenues for the three and six months ended September 30, 2012, respectively, compared to 6% and 20% of the Grid business unit revenues for the three and six months ended September 30, 2011, respectively.

Project HYDRA is a project with Consolidated Edison, Inc. that is being partially funded by the Department of Homeland Security (“DHS”). DHS is expected to invest up to a total of $29.0 million in the development of a new HTS power grid technology called FaultBlocker™ cable systems. FaultBlockerTM cable systems are designed to utilize customized Amperium™ HTS wires, and ancillary controls to deliver more power through the grid while also being able to suppress power surges that can disrupt service. On June 29, 2012, DHS committed an additional $3.3 million in funding for Project HYDRA. Of the total $29.0 million in funding expected from DHS, it has committed funding of $18.9 million to us as of September 30, 2012. Consolidated Edison and Southwire Company are our subcontractors on this project.

LIPA II is a project to install an HTS power cable using our Amperium™ wire for the Long Island Power Authority. DOE-FCL is a project to develop and demonstrate a transmission voltage SuperLimiter fault current limiter (“FCL”).

The following table sets forth customers who represented 10% or more of our total revenues for the three and six months ended September 30, 2012 and 2011:

	Three months ended		Six months ended
	September 30,		September 30,
	2012	2011	2012	2011
Beijing JINGCHENG New Energy Co., Ltd.	26%	<10%	22%	<10%
INOX Wind Limited	19%	24%	17%	17%
Karara Mining Ltd.	<10%	—%	13%	—%
Doosan Heavy Industries & Construction Co Ltd.	<10%	17%	<10%	16%

Cost of Revenues and Gross Margin

Cost of revenues was $20.4 million and $37.3 million for the three and six months ended September 30, 2012, respectively, and $21.9 million and $38.9 million for the three and six months ended September 30, 2011, respectively. Gross margin was 2% and 25% for the three and six months ended September 30, 2012, respectively, compared to (6%) and (30%) for the three and six months ended September 30, 2011, respectively. The increases in gross margin for both the three and six months ended September 30, 2012 as compared to the same periods in fiscal 2011 were primarily due to settlements of certain adverse purchase order liabilities resulting in a benefit to cost of revenues of $1.0 million and $8.3 million in the three and six months ended September 30, 2012, as well as higher revenues, primarily in the six months ended September 30, 2012, which included approximately $3.3 million of revenue from Chinese customers representing payment for past shipments for which revenue was recognized upon cash collection. Costs associated with this revenue were recorded in prior periods.

Operating Expenses

Research and development

A portion of our R&D expenditures related to externally funded development contracts has been classified as cost of revenues (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost-sharing funding. Our R&D expenditures are summarized as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2012	2011	2012	2011
R&D expenses per condensed consolidated statements of operations	$3,621	$7,276	$7,532	$15,411
R&D expenditures reclassified as cost of revenues	4,280	3,263	7,140	7,303
R&D expenditures offset by cost-sharing funding	100	46	193	81

Aggregated R&D expenses	$8,001	$10,585	$14,865	$22,795

R&D expenses (exclusive of amounts classified as cost of revenues and amounts offset by cost-sharing funding) decreased by 50% and 51% to $3.6 million and $7.5 million for the three and six months ended September 30, 2012, respectively, from $7.3 million and $15.4 million for the three and six months ended September 30, 2011, respectively. The decrease in R&D expenses was driven primarily by the realization of savings from actions to reduce personnel and other costs that were implemented in fiscal 2011. The increase in R&D expenditures reclassified to costs of revenue during the three months ended September 30, 2012 was a result of increased activity under our government funded contracts in our Grid business unit compared to the prior year period. The decrease in R&D expenditures reclassified as costs of revenue during the six months ended September 30, 2012 was a result of decreased activity under license and development contracts for wind turbine designs, particularly during the first quarter of the six months ended September 30, 2012. Aggregated R&D expenses, which include amounts classified as cost of revenues and amounts offset by cost-sharing funding, decreased 24% and 35% to $8.0 million and $14.9 million for the three and six months ended September 30, 2012, respectively, compared to $10.6 million and $22.8 million for the three and six months ended September 30, 2011, respectively.

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

Selling, general, and administrative

SG&A expenses decreased by 33% and 35% to $11.7 million and $25.5 million in the three and six months ended September 30, 2012, respectively, from $17.6 million and $39.6 million in the three and six months ended September 30, 2011, respectively. The decrease in SG&A expenses during the three and six month periods ended September 30, 2012, as compared to the prior year periods, was due primarily to the realization of savings from our actions to reduce personnel and other costs and for the six months ended September 30, 2012, costs associated with the severance of our former chief executive officer that were incurred during the comparable period of the prior year.

Amortization of acquisition related intangibles

We recorded amortization expense related to our core technology and know-how, trade names and trademark intangible assets of $0.1 million and $0.2 million in the three and six months ended September 30, 2012, respectively, compared to $0.3 million and $0.6 million in the three and six months ended September 30, 2011, respectively. These intangible assets are primarily as a result of our Windtec acquisition in 2007.

Restructuring

We recorded restructuring and impairment charges $0.0 million and $0.1 million in the three and six months ended September 30, 2012, respectively compared to $4.3 million in both the three and six months ended September 30, 2011. These costs consist primarily of employee severance and benefits costs.

Operating (loss) income

Our operating (loss) income is summarized as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2012	2011	2012	2011
Operating (loss) income:
Wind	$(6,449)	$(16,336)	$(5,148)	$(40,705)
Grid	(6,572)	(7,645)	(11,915)	(18,197)
Unallocated corporate expenses	(1,949)	(27,144)	(4,035)	(30,549)

Total	$(14,970)	$(51,125)	$(21,098)	$(89,451)

Our Wind segment generated operating losses of $6.4 million and $5.1 million in the three and six months ended September 30, 2012, respectively, compared to operating losses of $16.3 million and $40.7 million in the three and six months ended September 30, 2011, respectively. The decreases in Wind business unit operating losses were primarily due to the settlement of certain adverse purchase order liabilities and the realization of savings from actions to reduce personnel and other costs that were implemented in fiscal 2011.

Our Grid segment operating losses decreased to $6.6 million and $11.9 million in the three and six months ended September 30, 2012, respectively, from $7.6 million and $18.2 million in the three and six months ended September 30, 2011, respectively. The decreases in Grid business unit operating losses were primarily due to the realization of savings from actions to reduce personnel and other costs that were implemented in fiscal 2011 and increased revenues from D-VAR shipments to customers in Europe and Australia.

Unallocated corporate expenses consist primarily of stock-based compensation expense of $2.0 million and $4.0 million for the three and six months ended September 30, 2012, respectively. Unallocated corporate expenses in both the three and six months ended September 30, 2011, primarily consisted of the write-off of an advance payment to The Switch of $20.6 million, restructuring and impairment charges of $4.3 million and stock based compensation expense of $2.1 million and $5.6 million respectively.

Change in fair value of derivatives and warrants

As a result of our completed debt financings during the six months ended September 30, 2012, we recognized a liability for derivative features embedded within the financing agreements, including the convertible feature of the Convertible Note and warrants issued in conjunction with the Convertible Note and Term Loan. We are required to value the derivative liabilities and warrants at fair value each quarter and recognize a gain or loss on the change in fair value of these instruments.

The fair value of the derivative liabilities and warrants decreased by $3.3 million and $0.9 million and resulted in a gain to our consolidated statements of operations for the three and six months ended September 30, 2012, respectively. The primary driver of the gain was the decrease in our stock price during the three months ended September 30, 2012.

Interest (expense) income, net

Interest expense, net, was $2.9 million and $5.6 million in the three and six months ended September 30, 2012, respectively, compared to interest income of less than $0.1 million and $0.2 million for the three and six months ended September 30, 2011, respectively. The increase in interest expense was due to the debt financings completed during the six months ended September 30, 2012.

Other (expense) income, net

Other expense, net, was $1.3 million and $1.1 million in the three and six months ended September 30, 2012, respectively, compared to other income of $0.4 million and $0.9 million for the three and six months ended September 30, 2011, respectively. The increase in other expense, net primarily relates to foreign currency translation losses.

Income Taxes

In the three and six months ended September 30 2012, we recorded income tax expense of $0.1 million and an income tax benefit of $0.8 million, respectively. For the three and six months ended September 30, 2011, we recorded income tax expense of $0.9 million and $1.1 million, respectively. The income tax expense of $0.1 million for the three months ended September 30, 2012, was primarily due to income taxes in foreign jurisdictions. The income tax benefit for the six months ended September 30, 2012, is primarily due to a refund of income taxes paid in China We have provided a valuation allowance against all existing and newly created deferred tax assets as of September 30, 2012, as it is more likely than not that our deferred tax assets are not currently realizable due to the net operating losses we have incurred since our inception.

Non-GAAP Measures

Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP measures included in this Form 10-Q, however, should be considered in addition to, and not as a substitute for, or superior to, the comparable measure prepared in accordance with GAAP.

We define non-GAAP net (loss) income as net (loss) income before adverse purchase commitment (recoveries) losses, net, stock-based compensation, amortization of acquisition-related intangibles, restructuring and impairment charges, changes in fair value of derivatives and warrants, non-cash interest expense, and the other non-cash or unusual items indicated in the table below. We believe non-GAAP net (loss) income assists management and investors in comparing our performance across reporting periods on a consistent basis by excluding these non-cash or non-recurring charges that we do not believe are indicative of our core operating performance. We also regard non-GAAP net (loss) income as a useful measure of operating performance which more closely aligns net (loss) income with cash used in/provided by continuing operations. In addition, we use non-GAAP net (loss) income as a factor in evaluating management’s performance when determining incentive compensation and to evaluate the effectiveness of our business strategies. A reconciliation of non-GAAP to GAAP net (loss) income is set forth in the table below (in thousands, except per share data):

	Three months ended		Six months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net loss	$(15,949)	$(51,709)	$(26,224)	$(89,388)
Adverse purchase commitment (recoveries) losses, net	(1,009)	(904)	(8,309)	167
Stock-based compensation	2,044	2,113	4,039	5,579
Amortization of acquisition-related intangibles	80	300	161	604
Restructuring and impairment charges	16	4,301	143	4,301
Executive severance	—	—	—	2,066
Sinovel litigation	304	3,334	424	3,334
Consumption of zero cost-basis inventory	401	(127)	788	(127)
Change in fair value of derivatives and warrants	(3,285)	—	(897)	—
Non-cash interest expense	2,161	—	4,443	—
Write-off of advance payment	—	20,551	—	20,551

Non-GAAP net loss	$(15,237)	$(22,141)	$(25,432)	$(52,913)

Non-GAAP loss earnings per share	$(0.29)	$(0.44)	$(0.49)	$(1.04)

Weighted average shares outstanding*	51,907	50,876	51,551	50,716

*	Diluted shares are used for periods where net income is generated.

We incurred non-GAAP net losses of $15.2 million and $25.4 million or ($0.29) and ($0.49) per share, for the three and six months ended September 30, 2012, respectively, compared to a non-GAAP net losses of $22.1 million and $52.9 million, or ($0.44) and ($1.04) per share, for the three and six months ended September 30, 2011, respectively. The decreases in the non-GAAP net losses were driven primarily by the factors that resulted in a lower net loss, including the savings from cost reduction actions undertaken in fiscal 2011 and increased revenues, particularly during the six months ended September 30, 2012.

Liquidity and Capital Resources

At September 30, 2012, we had cash, cash equivalents, marketable securities and restricted cash of $73.1 million, compared to $66.2 million at March 31, 2012, an increase of $6.9 million. Our cash and cash equivalents, marketable securities and restricted cash are summarized as follows (in thousands):

	September 30,	March 31,
	2012	2012
Cash and cash equivalents	$49,136	$46,279
Marketable securities	5,220	5,304
Restricted cash	18,762	14,626

Total cash, cash equivalents, marketable securities and restricted cash	$73,118	$66,209

With respect to the unaudited condensed consolidated statement of cash flows, for the six months ended September 30, 2012, net cash used in operating activities was $23.2 million compared to $106.9 million for the six months ended September 30, 2011. The decrease in net cash used in operations is due primarily to the $63.2 million decrease in net loss and a decrease in cash used for working capital of $50.0 million, partially offset by a decrease in non-cash items of $29.3 million primarily relating to the write-off of the advance payment to the Switch of $20.6 million during the six months ended September 30, 2011.

For the six months ended September 30, 2012, net cash used in investing activities was $4.9 million compared to net cash provided by investing activities of $76.2 million for the six months ended September 30, 2011. The decrease in net cash provided by investing activities for the six months ended September 30, 2012 was driven primarily by a decrease in the proceeds from the maturity of marketable securities of $111.0 million, partially offset by a decrease in capital expenditures of $6.4 million, and the $20.6 million advance payment to The Switch and the additional minority investment in Tres Amigas of $1.8 million during the six months ended September 30, 2011, neither of which recurred.

For the six months ended September 30, 2012, net cash provided by financing activities was $31.2 million compared to cash used in financing activities of $0.1 million in the six months ended September 30, 2011. The increase in net cash provided by financing activities is primarily due to the net proceeds from our financings of $31.1 million during the six months ended September 30, 2012.

At September 30, 2012, we had $13.6 million of restricted cash included in current assets, and $5.1 million of restricted cash included in long-term assets. These amounts included in restricted cash represent deposits to secure letters of credit for various supply contracts and are held in interest bearing accounts. We are working with our inventory suppliers to delay cash settlements and to reduce the gross liability associated with our adverse purchase commitments, which is approximately $12.1 million as of September 30, 2012. During the six months ended September 30, 2012, we agreed to settle adverse purchase commitments with certain of our vendors. In conjunction with certain of these settlements, we agreed to provide letters of credit and bank guarantees in the amount of approximately $9.0 million with expirations through January 31, 2013. The letters of credit and bank guarantees were secured with cash collateral of $8.5 million. Settlements of adverse purchase commitments with certain vendors have resulted in a reduction of our adverse purchase commitments liability of $1.0 million and $8.3 million, during the three and six months ended September 30, 2012, respectively.

As of September 30, 2012, we had three performance bonds in support of customer contracts. The total value of the outstanding performance bonds is $3.5 million with expiration dates through March 2014. In the event that the payment is made in accordance with the requirements of any of these performance bonds, we would record the payment as an offset to revenue.

On April 4, 2012, we completed a private placement of $25.0 million of Convertible Notes with Capital Ventures International (“CVI”). The Convertible Notes bear interest of 7% and have an initial conversion price of $4.85 per share. The Convertible Notes are payable in monthly installments beginning four months from issuance and ending on October 4, 2014. Monthly payments are payable in cash or common stock at our option, subject to certain trading volume, stock price and other conditions. The Convertible Notes contain certain covenants and restrictions, including, among others, that for so long as the Convertible Notes are outstanding, we will not incur any indebtedness (other than permitted indebtedness under the Convertible Notes), permit liens on our properties (other than permitted liens under the Convertible Notes), make payments on junior securities or declare dividends. The Convertible Notes also contain limitations on the transfer of certain assets. Events of default under the Convertible Notes include failure to pay principal or interest as due on the Convertible Notes, failure to deliver registered shares of common stock upon the holders request for conversion of part or all of the Convertible Notes, failure to maintain our common stock eligible for trading on defined markets, cross defaults to other material indebtedness, receipt of uninsured judgments against us in excess of defined limits and other administrative covenants, as defined in the Convertible Notes and related documentation. Upon an event of default, the holders may require us to redeem all or any portion of the outstanding principal amount of the Convertible Notes in cash plus a penalty specified in the agreement. In addition, if we fail to maintain an effective registration statement covering common stock to be used in settling obligations under the Convertible Notes, we will be required to pay a penalty specified in the agreement. CVI can also elect to defer receipt of monthly installment payments at its option. Any deferred installment payments will continue to accrue interest. CVI elected to defer the installment payment due September 4, 2012 of $1.1 million.

On June 5, 2012, we entered into a Term Loan with Hercules Technology Growth Capital, Inc., under which we borrowed $10.0 million. After the closing fees and expenses, the net proceeds were $9.7 million. The Term Loan bears an interest rate equal to 11% plus the percentage, if any, in which the prime rate as reported by The Wall Street Journal exceeds 3.75%. We made interest only payments from July 1, 2012 through October 31, 2012, after which we will repay the Term Loan in equal monthly installments ending on December 1, 2014. The Term Loan is secured by substantially all of our existing and future assets, including a mortgage on real property owned by our wholly owned subsidiary, ASC Devens LLC, and located at 64 Jackson Road, Devens, Massachusetts. The Term Loan contains certain covenants that restrict our ability to, among other things, incur or assume certain debt, merge or consolidate, materially change the nature of our business, make certain investments, acquire or dispose of certain assets, make guaranties or grant liens on its assets, make certain loans, advances or investments, declare dividends or make distributions or enter into transactions with affiliates. In addition, the Term Loan contains a covenant which requires us to maintain a minimum unrestricted cash balance in the United States of at least $10.0 million at the inception of the Term Loan, which will decrease starting November 1, 2012 and monthly thereafter by the amount of principal paid. The events of default under the Term Loan include, but are not limited to, failure to pay amounts due, breaches of covenants, bankruptcy events, cross defaults under other material indebtedness and the occurrence of a material adverse effect and/or change in control. In the case of a continuing event of default, the lender may, among other remedies, declare due all unpaid principal amounts outstanding and any accrued but unpaid interest and foreclose on all collateral granted to the lender as security under the Term Loan.

Although we are in and expect to remain in compliance with covenants and restrictions on the Convertible Notes and Term Loan as of the date of this Quarterly Report on Form 10-Q, there can be no assurance that we will continue to be in compliance. If we fail to stay in compliance with our covenants or suffer some other event of default, we may be forced to repay the outstanding principal of one or both of our debt obligations. In the case of the Convertible Note, such an event of default would also include the requirement to pay a penalty as defined in the agreement. Should this occur, our liquidity would be adversely affected.

At September 30, 2012, we had cash, cash equivalents, and marketable securities of $54.4 million. We experienced a substantial decline in revenues, incurred a net loss of $136.8 million and used $141.0 million of cash for operations during the fiscal year ended March 31, 2012. As a result, we reduced our global workforce by approximately 50% and consolidated certain business operations in three locations to reduce facility costs. As of September 30, 2012, we had a global workforce of approximately 445 persons.

We used $23.2 million in cash for operations during the six months ended September 30, 2012, compared to $106.9 million during the six months ended September 30, 2011. We expect that our cost reduction efforts and anticipated revenue growth will result in a substantial reduction in cash used for operations during the fiscal year ending March 31, 2013. We plan to closely monitor our expenses and, if required, expect to further reduce operating costs and capital spending to enhance liquidity.

We believe that our available cash, together with additional reductions in operating costs and capital expenditures that we expect to make if necessary, will be sufficient to fund our operations, capital expenditures and any scheduled cash payments under our debt obligations through September 30, 2013. Our liquidity is highly dependent on our ability to profitably grow revenues, successfully manage adverse purchase commitments, fund and maintain compliance with the covenants and restrictions on our debt obligations, and raise additional capital, as required. We may seek additional financing, however, there can be no assurance that financing will be available on commercially acceptable terms or at all.

Legal Proceedings

We are involved in legal and administrative proceedings and claims of various types. See Part II, Item 1, “Legal Proceedings,” for additional information. We record a liability in our consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. We review these estimates each accounting period as additional information is known and adjust the loss provision when appropriate. If a matter is both probable to result in a liability and the amounts of loss can be reasonably estimated, we estimate and disclose the possible loss or range of loss. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in its consolidated financial statements.

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350). ASU 2011-08 allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. ASU 2011-08 is effective for our first quarter of fiscal 2013 but is eligible for early adoption. We do not believe adoption of this standard will have an impact on our consolidated results of operations, financial condition, or cash flows.

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

Interest Rate Risk

Our exposure to interest rate risk through financial instruments includes investments in marketable securities as well as our Term Loan that carries a variable interest rate. To manage the interest rate exposure on our investments, our strategy is to invest in short-term, highly liquid investments. Our investments in marketable securities consist primarily of government-backed securities and commercial paper and are designed, in order of priority, to preserve principal, provide liquidity, and maximize income. Investments are monitored to limit exposure to instruments responsible for the recent turmoil in the credit markets. Interest rates are variable and fluctuate with current market conditions. Our Term Loan bears an interest rate equal to 11% plus the percentage, if any, by which the prime rate as reported by The Wall Street Journal exceeds 3.75%. We do not believe that a 10% change in interest rates would have a material impact on our financial position or results of operations. Our Convertible Note bears a fixed interest rate of 7%; however upon the occurrence on an event of default pursuant to the Note, the interest rate would increase to 15%.

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

Foreign currency impacts included in net (loss) income were a loss of ($0.6) million and a gain of $0.3 million for the three and six months ended September 30, 2012 and gains of $1.1 million and $2.3 million for the three and six months ended September 30, 2011, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We also submitted a civil action application to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Yi Zhong Min Chu Zi No. 15524, against Sinovel for software copyright infringement on September 13, 2011. The application alleges Sinovel’s unauthorized use of portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines and the binary code, or upper layer, of our software for our PM3000 power converters in 1.5MW wind turbines. In July 2011, a former employee of our Austrian subsidiary was arrested in Austria on charges of economic espionage and fraudulent manipulation of data. In September 2011, the former employee pled guilty to the charges, and was imprisoned. As a result of our internal investigation and a criminal investigation conducted by Austrian authorities, we believe that this former employee was contracted by Sinovel through an intermediary while employed by us and improperly obtained and transferred to Sinovel portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines. Moreover, we believe the former employee illegally used source code to develop for Sinovel a software modification to circumvent the encryption and remove technical protection measures on the PM3000 power converters in 1.5MW wind turbines in the field. We are seeking a cease and desist order with respect to the unauthorized copying, installation and use of our software, monetary damages of approximately RMB 38 million ($6 million) for our economic losses and reimbursement of all costs and reasonable expenses. The Beijing No. 1 Intermediate People’s Court accepted the case, which was necessary in order for the case to proceed. In November 2011, Sinovel filed a motion to remove this case from the Beijing No. 1 Intermediate People’s Court and to transfer the matter to the Beijing Arbitration Commission. On February 14, 2012, the court denied Sinovel’s motion to remove the case. On February 21, 2012, Sinovel filed an appeal of the Beijing No. 1 Intermediate People’s Court decision to the Beijing Higher People’s Court. On April 25, 2012, the Beijing Higher People’s Court issued a final Civil Ruling which supports the Beijing No.1 Intermediate People’s Court’s civil ruling and rejected Sinovel’s appeal. Sinovel filed an appeal of the Beijing Higher People’s Court’s decision with China’s Supreme People’s Court. A hearing regarding this appeal was held at the Chinese Supreme People’s Court on October 26, 2012. The Court’s decision will follow.

Sinovel filed a new motion on June 18, 2012, to remove this case from the Beijing No. 1 Intermediate People’s Court to the court located in Gansu Province. On October 19, 2012, the Court disallowed Sinovel’s motion due to its late filing.

We submitted a civil action application to the Beijing Higher People’s Court against Sinovel and certain of its employees for trade secret infringement on September 13 2011 under the caption (2011) Gao Min Chu Zi No. 4193. The application alleges the defendants’ unauthorized use of portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines as described above with respect to the Copyright Action. We are seeking monetary damages of RMB 2.9 billion ($453 million) for the trade secret infringement as well as reimbursement of all costs and reasonable expenses. The Beijing Higher People’s Court has accepted the case, which was necessary in order for the case to proceed. On December 22, 2011 the Beijing Higher People’s

Court transferred the case to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Gao Min Chu Zi No. 4193. On June 7, 2012, we received the Acceptance Notice form the Beijing No.1 Intermediate People’s Court under the caption (2012) Yi Zhong Min Chu Zi No.6833. We are currently awaiting notice from the Beijing No. 1 Intermediate People’s Court regarding the first hearing date. In August 2012, Sinovel filed a motion to remove this case from the Beijing No. 1 Intermediate People’s Court and transfer the matter to the Beijing Arbitration Commission.

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

Investing in our common stock involves a high degree of risk. In addition to the updated risk factor set forth below and the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended March 31, 2012, which could materially affect our business, financial condition or future results. To the best of our knowledge, as of the date of this report there has been no material change in the risk factors described in our Annual Report on Form 10-K/A, except for the following:

New regulations related to conflict-free minerals may force us to incur significant additional expenses.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC established new annual disclosure and reporting requirements for those companies who use “conflict” minerals mined from the DRC and adjoining countries in their products. These new requirements will require due diligence efforts for the 2013 calendar year, with initial disclosure requirements beginning in May 2014. These new requirements could affect the sourcing and availability of minerals used in the manufacture of our products. As a result, we may not be able to obtain minerals at competitive prices and there will likely be significant additional costs associated with implementing new due diligence procedures that satisfy the new regulation. In addition, as our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement, and we may incur additional costs as a result of changes to product, processes or sources of supply as a consequence of these new requirements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

On November 6, 2012, the Company amended an agreement with one of its vendors to settle certain of its adverse purchase commitments (as amended, the “Settlement Agreement”). In conjunction with the Settlement Agreement, the Company agreed to pay the vendor approximately €2.2 million (the “Settlement Amount”). Under the Settlement Agreement, the Company has the option, at its sole discretion, to pay the settlement amount in cash, shares of the Company’s common stock, or a combination of cash and common stock. Accordingly, the Company plans to issue 765,301 shares of common stock (the “Vendor Stock”) to the vendor and has agreed to file a registration statement on Form S-3 to register the vendor’s resale of such shares of common stock. If the net proceeds from the vendor’s resale of the shares of common stock during a specified period plus any other cash payments made by the Company subsequent to the date of the Settlement Agreement will be less than the Settlement Amount, the Company agreed to make an additional payment equal to the shortfall in cash to the vendor no later than December 31, 2012. The vendor represented to the Company that the vendor is not a U.S. Person (as that term is defined in Regulation S) and is an “accredited investor” (as that term is defined in Rule 501(a) of Regulation D). The Company intends to issue the Vendor Stock in an offshore transaction pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), under Regulation S and/or Section 4(2) of the Act.

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

AMERICAN SUPERCONDUCTOR CORPORATION

Date: November 6, 2012	By:	/s/ David A. Henry
David A. Henry
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Executive Incentive Plan for fiscal year ending March 31, 2013

10.2	2007 Stock Incentive Plan, as amended(1)

10.3	Mortgage and Security Agreement, dated as of July 31, 2012, by and between ASC Devens LLC and Hercules Technology Growth Capital, Inc.

10.4	Environmental Indemnity Agreement, dated as of July 31, 2012, made by the Registrant and ASC Devens LLC in favor of Hercules Technology Growth Capital, Inc.

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

(1)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 27, 2012 (Commission file No.000-19672).

Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended September 30, 2012 and 2011, (ii) Condensed Consolidated Balance Sheets as of September 30, 2012 and March 31, 2012, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended September 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements.