Form 10-Q
period 2012-12-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2013-02-11
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares outstanding of the Registrant’s common stock:

Common Stock, par value $0.01 per share	57,540,057
Class	Outstanding as of February 6, 2013

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	March 31,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$42,457	$46,279
Marketable securities	—	5,304
Accounts receivable, net	12,328	18,999
Inventory	36,455	29,256
Prepaid expenses and other current assets	26,735	31,444
Restricted cash	9,154	12,086
Deferred tax assets	203	203

Total current assets	127,332	143,571
Property, plant and equipment, net	78,010	90,828
Intangibles, net	2,999	3,772
Restricted cash	4,820	2,540
Deferred tax assets	3,129	3,129
Other assets	9,029	11,216

Total assets	$225,319	$255,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$30,320	$37,582
Note payable, current portion, net of discount of $552 as of December 31, 2012	4,063	—
Current portion of convertible note, net of discount of $5,448 as of December 31, 2012	7,162	—
Derivative liability	5,605	—
Adverse purchase commitments	1,799	25,894
Deferred revenue	23,794	19,718
Deferred tax liabilities	3,129	3,129

Total current liabilities	75,872	86,323
Note payable, net of discount of $174 as of December 31, 2012	4,442	—
Convertible note net of discount of $1,287 as of December 31, 2012	7,047	—
Deferred revenue	1,445	1,558
Deferred tax liabilities	203	203
Other liabilities	1,497	2,093

Total liabilities	90,506	90,177

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock	567	520
Additional paid-in capital	913,107	896,603
Treasury stock	(313)	(271)
Accumulated other comprehensive income	1,812	2,027
Accumulated deficit	(780,360)	(734,000)

Total stockholders’ equity	134,813	164,879

Total liabilities and stockholders’ equity	$225,319	$255,056

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended		Nine months ended
	December 31,		December 31,
	2012	2011	2012	2011

Revenues	$17,417	$18,058	$67,000	$47,916

Cost and operating expenses:
Cost of revenues	16,533	18,918	53,843	57,810
Research and development	3,948	5,928	11,480	21,339
Selling, general and administrative	10,769	15,402	36,304	54,952
Restructuring and impairments	6,702	4,092	6,845	8,393
Write-off of advance payment	—	—	—	20,551
Amortization of acquisition related intangibles	81	287	242	891

Total cost and operating expenses	38,033	44,627	108,714	163,936

Operating loss	(20,616)	(26,569)	(41,714)	(116,020)

Change in fair value of derivatives and warrants	5,217	—	6,114	—
Interest (expense) income, net	(4,553)	(11)	(10,191)	232
Other (expense) income, net	(109)	393	(1,252)	1,313

Loss before income tax expense	(20,061)	(26,187)	(47,043)	(114,475)

Income tax expense (benefit)	74	84	(683)	1,185

Net loss	$(20,135)	$(26,271)	$(46,360)	$(115,660)

Net loss per common share
Basic	$(0.38)	$(0.52)	$(0.89)	$(2.28)

Diluted	$(0.38)	$(0.52)	$(0.89)	$(2.28)

Weighted average number of common shares outstanding
Basic	52,792	50,933	51,966	50,789

Diluted	52,792	50,933	51,966	50,789

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Three months ended		Nine months ended
	December 31,		December 31,
	2012	2011	2012	2011

Net loss	$(20,135)	$(26,271)	$(46,360)	$(115,660)

Other comprehensive (loss) income, net of tax:
Foreign currency translation gains (losses)	521	(1,157)	(206)	(2,264)
Unrealized losses on investments	(8)	(17)	(9)	(28)

Total other comprehensive income (loss), net of tax	513	(1,174)	(215)	(2,292)

Comprehensive loss	$(19,622)	$(27,445)	$(46,575)	$(117,952)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(46,360)	$(115,660)
Adjustments to reconcile net (loss) to net cash (used in) operations:
Depreciation and amortization	10,143	10,875
Stock-based compensation expense	5,968	7,697
Write-off of advanced payment to The Switch	—	20,551
Restructuring charges, net of payments	261	2,721
Impairment of long-lived and intangible assets	4,507	2,829
Provision for excess and obsolete inventory	957	2,150
Adverse purchase commitment losses (recoveries), net	(8,428)	73
Loss on minority interest investments	1,914	1,614
Change in fair value of derivatives and warrants	(6,114)	—
Non-cash interest expense	8,404	—
Other non-cash items	1,790	613
Changes in operating asset and liability accounts:
Accounts receivable	6,085	(1,262)
Inventory	(8,173)	(10,419)
Prepaid expenses and other current assets	4,699	3,244
Accounts payable and accrued expenses	(20,330)	(63,554)
Deferred revenue	3,986	5,254

Net cash used in operating activities	(40,691)	(133,274)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,259)	(9,332)
Proceeds from the maturity of marketable securities	5,297	110,667
Change in restricted cash	653	(6,036)
Purchase of intangible assets	—	(3,893)
Purchase of minority investments	—	(1,800)
Advanced payment for planned acquisition	—	(20,551)
Change in other assets	—	(734)

Net cash provided by investing activities	4,691	68,321

Cash flows from financing activities:
Employee taxes paid related to net settlement of equity awards	(42)	(271)
Repayment of debt	(769)	—
Proceeds from the issuance of debt, net of expenses	32,895	—
Proceeds from exercise of employee stock options and ESPP	178	150

Net cash provided by (used in) financing activities	32,262	(121)

Effect of exchange rate changes on cash and cash equivalents	(84)	(104)

Net decrease in cash and cash equivalents	(3,822)	(65,178)
Cash and cash equivalents at beginning of period	46,279	123,783

Cash and cash equivalents at end of period	$42,457	$58,605

Supplemental schedule of cash flow information:
Cash paid for income taxes, net of refunds	$(704)	$13,482
Issuance of common stock to settle liabilities	10,406	586
Cash paid for interest expense	543	—

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

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to those instructions. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended December 31, 2012 and 2011 and the financial position at December 31, 2012.

At December 31, 2012, the Company had cash and cash equivalents of $42.5 million. In response to challenging conditions in the wind power market, on November 28, 2012 the Company undertook actions to reduce its global workforce by approximately 25%. In addition, the Company plans to consolidate certain of its office locations. These workforce reductions and planned office consolidations are intended to lower operating costs and enhance liquidity. As of December 31, 2012, the Company had a global workforce of approximately 373 persons.

The Company used $40.7 million in cash for operations during the nine months ended December 31, 2012, compared to $133.3 million during the nine months ended December 31, 2011. The Company expects that its cost reduction efforts will result in a substantial reduction in cash used for operations during the year ending March 31, 2013. The Company plans to closely monitor its expenses and, if required, expects to further reduce operating costs and capital spending to enhance liquidity.

On April 4, 2012, the Company completed a private placement of $25.0 million aggregate principal amount of a 7% senior unsecured convertible note (the “Initial Note”). On June 5, 2012, the Company entered into a Loan and Security Agreement (the “Term Loan”), under which the Company borrowed $10.0 million. On December 20, 2012, the Company agreed to exchange the Initial Note for a new unsecured, senior convertible note (the “Exchanged Note”), which had the same principal amount and accrued interest as the Initial Note at the time of the exchange. See Note 11, “Debt”, for further information regarding these debt arrangements, including the covenants, restrictions and events of default under the agreements. The Company believes that it is in compliance with the covenants and restrictions included in the agreements governing these debt arrangements as of the date of this Quarterly Report on Form 10-Q.

The Company believes that its available cash, together with additional reductions in operating costs and capital expenditures that it expects to make, if necessary, will be sufficient to fund its operations, capital expenditures and any scheduled cash payments under its debt obligations through December 31, 2013, on the assumption that the Company continues to be able to make installment payments on the Exchanged Note in shares of common stock. The Company’s ability to pay required monthly installment payments under the Exchanged Note in equity instead of cash is based on certain stock price and trading volume conditions that are outside of the Company’s control. If one or both of these equity conditions are not met (absent a waiver from the lender, which has been provided in the past) the Company may be required to make monthly installment payments in cash. As of the date of this report, the Company has only made payments to the lender in shares of common stock. Should a scenario arise that the Company is required to make future scheduled installment payments entirely in cash, then there may not be sufficient available cash to fund operations, capital expenditures and scheduled cash payments under its other debt obligations through December 31, 2013. Further, the Company’s liquidity is highly dependent on its ability to profitably grow revenues through both the acquisition of new customers and growth from its existing customers, fund and maintain compliance with the covenants and restrictions on its debt obligations, and raise additional capital, as required. Potential sources of additional capital include sales of assets and obtaining additional financing (with the agreement of its lenders if required). With respect to sales of assets or additional financing, there can be no assurance that such sales can be completed on acceptable terms or at all or that any financing will be available on commercially acceptable terms or at all.

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

2. Stock-Based Compensation

The Company accounts for its stock-based compensation at fair value. The following table summarizes stock-based compensation expense by financial statement line item for the three and nine months ended December 31, 2012 and 2011 (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2012	2011	2012	2011
Cost of revenues	$135	$138	$518	$908
Research and development	627	623	1,781	1,948
Selling, general and administrative	1,167	1,357	3,669	4,841

Total	$1,929	$2,118	$5,968	$7,697

During the nine months ended December 31, 2012, the Company granted approximately 857,000 stock options and awarded 1,758,000 shares of restricted stock shares to employees under the 2007 Stock Incentive Plan. In addition the Company issued 158,000 restricted stock units, each of which represents the right to receive one share of common stock, in connection with a severance agreement entered into with one of our former executive officers, and issued approximately 215,000 immediately vested shares of common stock in-lieu of cash bonuses, to employees under the 2007 Stock Incentive Plan. The Company recorded the issuance of stock in-lieu of cash bonuses as a non-cash issuance of stock to settle liabilities in the unaudited consolidated condensed statement of cash flows. The options granted vest upon the passage of time, generally 3 years. For awards that vest upon the passage of time, expense is being recorded over the vesting period.

The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. The total unrecognized compensation cost for unvested outstanding stock options was $4.6 million as of December 31, 2012. This expense will be recognized over a weighted average expense period of approximately 1.9 years. The total unrecognized compensation cost for unvested outstanding restricted stock was $5.5 million as of December 31, 2012. This expense will be recognized over a weighted average expense period of approximately 1.5 years.

The weighted-average assumptions used in the Black-Scholes valuation model for stock options granted during the three and nine months ended December 31, 2012 and 2011 are as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2012	2011	2012	2011
Expected volatility	72.4%	79.7%	72.0%	69.7%
Risk-free interest rate	1.0%	1.1%	0.9%	1.8%
Expected life (years)	5.9	5.9	5.9	5.9
Dividend yield	None	None	None	None

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

3. Computation of Net (Loss) Income per Common Share

Basic net (loss) income per share (“EPS”) is computed by dividing net (loss) income by the weighted-average number of common shares outstanding for the period. Where applicable, diluted EPS is computed by dividing the net (loss) income by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants, shares issuable on conversion of debt and contingently issuable shares. For both the three and nine months ended December 31, 2012, 11.8 million shares were not included in the calculation of diluted EPS as they were considered anti-dilutive, of which 2.9 million shares relate to outstanding stock options, 3.2 million shares relate to the issuance of warrants, and 5.7 million shares relate to the convertible feature of the Company’s Exchanged Note. For both the three and nine months ended December 31, 2011, 2.4 million shares of common stock underlying outstanding stock options were not included in the calculation of diluted EPS as they were considered anti-dilutive.

The following table reconciles the numerators and denominators of the earnings per share calculation for the three and nine months ended December 31, 2012 and 2011 (in thousands, except per share data):

	Three months ended		Nine months ended
	December 31,		December 31,
	2012	2011	2012	2011
Numerator:
Net loss	$(20,135)	$(26,271)	$(46,360)	$(115,660)

Denominator:
Weighted-average shares of common stock outstanding	53,745	51,459	52,558	51,120
Weighted-average shares subject to repurchase	(953)	(526)	(592)	(331)

Shares used in per-share calculation — basic	52,792	50,933	51,966	50,789
Shares used in per-share calculation — diluted	52,792	50,933	51,966	50,789

Net loss per share — basic	$(0.38)	$(0.52)	$(0.89)	$(2.28)

Net loss per share — diluted	$(0.38)	$(0.52)	$(0.89)	$(2.28)

4. Fair Value Measurements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance related to disclosures of fair value measurements. The guidance requires gross presentation of activity within the Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements. It also clarifies two existing disclosure requirements on the level of disaggregation of fair value measurements and disclosures on inputs and valuation techniques. A change in the hierarchy of an investment from its current level will be reflected in the period during which the pricing methodology of such investment changes. Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 will be made in the event that the related security is significant to total cash and investments. The Company did not have any transfers of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy during the three months ended December 31, 2012.

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

The following table provides the assets carried at fair value, measured as of December 31, 2012 and March 31, 2012 (in thousands):

	Total	Quoted Prices in	Significant Other	Significant
	Carrying	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2012:
Assets:
Cash equivalents	$23,639	$23,639	$—	$—
Liabilities:
Derivative liability	$1,024	$—	$—	$1,024
Warrants	4,581	—	—	4,581

	Total	Quoted Prices in	Significant Other	Significant
	Carrying	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2012:
Assets:
Cash equivalents	$23,485	$23,485	$—	$—
Short-term commercial paper	5,304	—	5,304	—

The table below reflects the activity for the Company’s major classes of liabilities measured at fair value for the period ended December 31, 2012 (in thousands):

	Derivative
	Liability	Warrants
April 1, 2012	$—	$—
Valuation of original derivative liability	3,779	—
Warrant issuance with Senior Convertible Note	—	7,018
Warrant issuance with Senior Secured Term Loan	—	380
Valuation of derivative liability attributable to modification	542	—
Mark to market adjustment	(3,297)	(2,817)

Balance at December 31, 2012	$1,024	$4,581

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

Derivative Liability

The Company has identified all of the derivatives (“Derivative Liability”) associated with the Exchanged Note which include holder change of control redemption rights, issuer optional redemption rights, sale redemption rights and a feature to convert the Exchanged Note into equity at the holder’s option. The Derivative Liability is subject to revaluation at each balance sheet date, and any change in fair value will be recorded as a change in fair value in other income (expense) until the earlier of its exercise or expiration. The Company relies on assumptions in a lattice model to determine the fair value of Derivative Liability. The Company has appropriately valued the Derivative Liability within Level 3 of the valuation hierarchy. See Note 11, “Debt”, for discussion on the Exchanged Note, Derivative Liability and valuation assumptions used.

Warrants

Warrants were issued in conjunction with the Initial Note and the Term Loan. See Note 11, “Debt,” for additional information on warrants. These warrants are subject to revaluation at each balance sheet date, and any change in fair value will be recorded as a change in fair value in other income (expense) until the earlier of their exercise or expiration.

The Company relies on various assumptions to determine the fair value of warrants. The Company has appropriately valued the warrants within Level 3 of the valuation hierarchy. See Note 12, “Warrants and Derivative Liabilities,” for a discussion of the warrants and the valuation assumptions used.

5. Accounts Receivable

Accounts receivable at December 31, 2012 and March 31, 2012 consisted of the following (in thousands):

	December 31,	March 31,
	2012	2012
Accounts receivable (billed)	$11,424	$16,240
Accounts receivable (unbilled)	914	2,811
Less: Allowance for doubtful accounts	(10)	(52)

Accounts receivable, net	$12,328	$18,999

6. Inventory

The components of inventory at December 31, 2012 and March 31, 2012 are as follows (in thousands):

	December 31,	March 31,
	2012	2012
Raw materials	$10,750	$9,962
Work-in-process	3,576	2,390
Finished goods	19,740	14,438
Deferred program costs	2,389	2,466

Net inventory	$36,455	$29,256

For the three and nine months ended December 31, 2012, the Company recorded an inventory write-down of approximately $0.5 million and $1.0 million, respectively, based on evaluating its ending inventory on hand for excess quantities and obsolescence.

Deferred program costs as of December 31, 2012 and March 31, 2012 primarily represent costs incurred on D-VAR turnkey projects and programs accounted for under contract accounting where the Company needs to complete development programs before revenue and costs will be recognized, respectively.

7. Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following (in thousands):

	December 31,	March 31,
	2012	2012
Non-Trade receivables	$495	3,922
Prepaid expenses	2,809	4,707
Prepaid VAT and other taxes	18,613	18,273
Notes receivable	4,765	4,526
Other current assets	53	16

Total	$26,735	$31,444

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31,	March 31,
	2012	2012
Accounts payable	$7,207	$8,191
Accrued inventories in-transit	2,712	3,330
Accrued miscellaneous expenses	8,494	9,595
Accrued outside services	1,649	113
Accrued subcontractor program costs	1,924	1,885
Accrued compensation	4,208	8,380
Income taxes payable	108	192
Accrued warranty	4,018	5,896

Total	$30,320	$37,582

Product Warranty

The Company generally provides a one to three year warranty on its products, commencing upon installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.

Product warranty activity was as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2012	2011	2012	2011
Balance at beginning of period	$4,792	$7,055	$5,896	$7,907
Change in accruals for warranties during the period	(627)	(300)	(1,178)	(774)
Settlements during the period	(147)	(482)	(700)	(860)

Balance at end of period	$4,018	$6,273	$4,018	$6,273

9. Income Taxes

For the three and nine months ended December 31, 2012, the Company recorded income tax expense of $0.1 million and an income tax benefit of $0.7 million, respectively. For the three and nine months ended December 31, 2011, the Company recorded income tax expense of $0.1 million and $1.2 million, respectively. The income tax expense for the three months ended December 31, 2012, was primarily due to income taxes in foreign jurisdictions. The income tax benefit for the nine months ended December 31, 2012 was primarily due to a refund of income taxes paid in China. The Company has provided a valuation allowance against all existing and newly created deferred tax assets as of December 31, 2012, as it is more likely than not that its deferred tax assets are not currently realizable due to the net operating losses incurred by the Company since its inception.

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

During the year ended March 31, 2012, the Company initiated restructuring activities in order to reorganize its global operations, streamline various functions of the business, and reduce its global workforce to better reflect the demand for its products. These activities resulted in the reduction of its global workforce by approximately 50%. During the nine months ended December 31, 2012, the Company initiated further restructuring activities to lower operating costs and enhance liquidity. On November 28, 2012, the Company undertook an action to reduce its global workforce by approximately 25%. As a result, for the three and nine months ended December 31, 2012, the Company incurred restructuring costs of $2.2 million and $2.3 million, respectively. During the three months ended, December 31, 2012, $1.1 million of these additional charges were paid and the remaining balance of accrued restructuring is expected to be paid through December 2013.

The following table presents restructuring charges and cash payments (in thousands):

Three months ended December 31, 2012	Severance pay	Facility
	and benefits	exit costs	Total
Accrued restructuring balance at October 1, 2012	$302	—	$302
Charges to operations	2,194	—	2,194
Cash payments	(1,112)	—	(1,112)

Accrued restructuring balance at December 31, 2012	$1,384	$—	$1,384

Nine months ended December 31, 2012

Accrued restructuring balance at April 1, 2012	$680	$294	$974
Charges to operations	2,377	(39)	2,338
Cash payments	(1,673)	(255)	(1,928)

Accrued restructuring balance at December 31, 2012	$1,384	$—	$1,384

All restructuring charges discussed above are included within restructuring and impairments in the Company’s unaudited condensed consolidated statements of operations. The Company includes accrued restructuring within accounts payable and accrued expenses in the unaudited condensed consolidated balance sheet.

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

In November 2012, in response to challenging conditions in the wind power market, the Company undertook certain restructuring activities, to reduce costs. Since the restructuring action impacted all of the Company’s operations, the Company concluded that there were indicators of potential impairment of its long-lived assets, and it therefore conducted an assessment of the recoverability of these assets during the three months ended December 31, 2012 by comparing the carrying value of the assets to the pre-tax undiscounted cash flows estimated to be generated by those assets over their remaining useful lives. Based on the calculation performed by management, the sum of the undiscounted cash flows forecasted to be generated by certain assets within its Grid segment and its Wind segment were less than the carrying value of those assets. In addition, the excess undiscounted cash flows generated by all of its reporting units were insufficient to cover the carrying value of its Corporate assets. Therefore, there was an indication that its Corporate reporting unit, Wind segment and certain of its Grid segment assets were impaired and, as a result, the Company performed additional analysis. An evaluation of the level of impairment was made by comparing the implied fair value of those definite long-lived tangible and intangible assets of its Corporate reporting unit, Wind segment and Grid segment against their carrying values.

The fair values of the impacted property and equipment were based on what the Company could reasonably expect to sell each asset from the perspective of a market participant. The determination of the fair value of its property and equipment includes estimates and judgments regarding the marketability and ultimate sales price of individual assets. The Company utilized market data and approximations from comparable analyses to arrive at the estimated fair values of the impacted property and equipment. The fair values of amortization intangible assets related to completed technology and trade names were determined using primarily the relief-from-royalty method over the estimated economic lives of those assets from the perspective of a market participant. During the three months ended December 31, 2012, the Company determined that certain of its Corporate assets and Grid segment property, plant and equipment were impaired as their carrying values exceeded their fair values. The Company determined the long-lived assets of its Wind segment were not impaired. Accordingly, the Company recorded an aggregate impairment charge of $4.5 million for the three months ended December 31, 2012.

11. Debt

Senior Convertible Notes

On April 4, 2012, the Company entered into a Securities Purchase Agreement with Capital Ventures International (“CVI”), an affiliate of Heights Capital Management (the “Purchase Agreement”) and completed a private placement of $25.0 million aggregate principal amount of a 7% unsecured senior convertible note (the “Initial Note”). After fees and expenses, the net proceeds were $23.2 million. The Initial Note had an initial conversion price of $4.85 per share, representing a premium of approximately 20% over AMSC’s closing price on April 3, 2012. The Initial Note was payable in monthly installments beginning four months from issuance and ending on October 4, 2014. Monthly payments were payable in cash or the Company’s common stock at the option of the Company, subject to certain trading volume, stock price and other conditions. CVI could have also elected to defer receipt of monthly installment payments at its option. Any deferred installment payments would have continued to accrue interest. The Company registered 10,262,311 shares of common stock which may be used as payment for principal and interest in lieu of cash for resale under the Securities Act as required under a Registration Rights Agreement with CVI.

The Company accounted for the Initial Note as an instrument that has the characteristics of a debt host contract containing several embedded derivative features that would require bifurcation and separate accounting as a derivative instrument pursuant to the provisions of ASC 815. The Company elected not to use the fair value option for the aggregate amount of the Exchanged Note and recorded the liability at its stated value on the date of issuance with no changes in fair value reported in subsequent periods.

The Company has identified the following derivatives associated with the Initial Note: holder change of control redemption rights; issuer optional redemption rights; sale redemption rights and a feature to convert the Initial Note into equity at the holder’s option. The Company valued these derivatives at $3.8 million upon issuance of the Initial Note. See Note 12, “Warrants and Derivative Liabilities”, for additional information regarding derivative liabilities.

In conjunction with the Initial Note, CVI received a warrant to purchase approximately 3.1 million additional shares of common stock exercisable at a strike price of $5.45 per share, subject to adjustment, until October 4, 2017. Due to certain adjustment provisions within the warrant, it qualified for liability accounting and had a fair value of $7.0 million upon issuance. The Company recorded the value as a debt discount and a warrant liability. See Note 12, “Warrants and Derivative Liabilities”, for additional information regarding the warrant.

The process of valuing financial and derivative instruments utilizes facts and circumstances as of the measurement date as well as certain inputs, assumptions, and judgments that may affect the estimated fair value of the instruments. Upon issuance of the Initial Note, the Company determined the initial carrying value of the Initial Note to be $25.0 million. In addition, the Company also incurred $1.8 million of legal and origination costs as of the nine months ended December 31, 2012, which have been recorded as a discount on the Initial Note.

On December 20, 2012, the Company entered into an Amendment and Exchange Agreement, (the “Amendment”) with CVI, which amended the Purchase Agreement. Pursuant to the Amendment, the Company and CVI exchanged the Initial Note for a new unsecured, senior convertible note, (the “Exchanged Note”). At the time of the exchange, the Exchanged Note had the same principal amount and accrued interest as the Initial Notes. The Exchanged Note is convertible into the Company’s common stock and has the same scheduled monthly installment payments as the Initial Note. The Exchanged Note provides the Company with additional flexibility to make monthly installment payments in shares of the Company’s common stock. The Company retains the ability to repay the Exchanged Note in cash. Specifically, the amendments to the Exchanged Note:

•

Allow the Company to convert, subject to the satisfaction of certain conditions set forth in the Exchanged Note, (a) at least $2.5 million of the approximately $5.3 million installment amount payable with respect to the January 2013 installment date (including approximately $4.2 million of deferred installment amounts from the period September 4, 2012 to December 3, 2012) into shares of the Company’s common stock, (On December 21, 2012 the Company converted $3.8 million in deferred installment amount principal and interest and issued 1,715,443 shares of common stock), and (b) the balance of the January 2013 installment amount in equal amounts on each of the February and March 2013 installment dates;

•	Reduce the price failure equity condition with respect to a particular date of determination from $2.50 to $1.00;

•

Reduce the aggregate daily dollar trading volume equity condition required for at least 25 of the 30 consecutive trading days immediately preceding a date of determination from $1,500,000 to $850,000 per trading day. In addition, if the aggregate daily dollar trading volume is between $50,000 and $850,000, the Company may still convert into common stock a portion of an installment amount payable with respect to an installment date equal to the quotient of (x) the aggregate daily dollar trading volume, divided by (y) $850,000;

•	Increase CVI’s beneficial ownership limitation under the Exchanged Note from 4.99% to 9.99%; and

•	Reduce the conversion price, from $4.85 per share of the Company’s common stock to $3.19 per share of the Company’s common stock, subject to certain price-based and other anti-dilution adjustments.

The Company assessed the changes in the Exchanged Note and accounted for it as a modification of the Initial Note. Therefore, the Company determined the incremental value of the derivative instruments as a result of the Exchanged Note having a reduced conversion price. As a result of the re-valuation, the Company recorded a $0.5 million increase in the value of the derivative liability and additional debt discount. At the modification date, the value of the derivative liability was $1.5 million. The total debt discount, including the embedded derivatives in the Initial Note, the incremental value of embedded derivatives in the Exchanged Note, warrant and legal and origination costs of $13.1 million is being amortized into interest expense over the term of the Exchanged Note using the effective interest method. Under this method, interest expense is recognized each period until the debt instruments reach maturity. If the maturity of the Exchanged Note is accelerated because of prepayment, then the amortization will be accelerated. During the three and nine months ended December 31, 2012, the Company recorded non-cash interest expense for amortization of the debt discount related to the convertible notes of $2.2 million and $6.4 million, respectively.

Provided certain equity conditions are met, the Company may elect to repay principal and interest in shares of the Company’s common stock. If the Company elects to make a payment in shares of the Company’s common stock, the number of shares to be issued is determined by dividing the amount of such payment by 85% of the lesser of the average volume-weighted average price (“VWAP”) of the 10 consecutive days immediately preceding the payment date or the VWAP price on the day preceding the payment date (the “Market Price”). On December 20, 2012 the Company paid approximately $3.8 million in principal and interest by issuing 1,715,443 shares of the Company’s common stock. The Company records the difference between the closing price of its common stock on the day preceding the payment date and the Market Price as a discount on the fair value of its shares. During the three and nine months ended December 31, 2012, the Company recorded $1.5 million of non-cash interest expense related to installment payments made by issuing the Company’s common stock at a discount.

The Exchanged Note and Purchase Agreement contains certain covenants and restrictions, including, among others, that for so long as the Exchanged Note is outstanding, the Company will not incur any indebtedness (other than permitted indebtedness under the Exchanged Note), permit liens on its properties (other than permitted liens under the Exchanged Note), make payments on junior securities or declare dividends. The Exchanged Note also contains limitations on the transfer of certain assets. Events of default under the Exchanged Note include failure to pay principal or interest as due on the Exchanged Note, failure to deliver registered shares of common stock upon the holders request for conversion of part or all of the Exchanged Note, failure to maintain the Company’s common stock eligible for trading on defined markets, cross defaults to other material indebtedness, receipt of uninsured judgments against the Company in excess of defined limits and other administrative covenants, including the Term Loan discussed below, as defined in the Exchanged Note and related documentation. Upon an event of default, the holders may require the Company to redeem all or any portion of the outstanding principal amount of the Exchanged Note in cash plus a penalty as specified in the agreement. Also, if the Company fails to maintain an effective registration statement covering common stock to be used in settling obligations under the Exchanged Note, the Company will be required to pay a penalty as specified in the agreement.

In addition, on October 4, 2012, the Company had the right to issue an additional $15 million aggregate principal amount of convertible notes and warrant to the same investor, subject to certain conditions. Because the Company did not meet these conditions, it no longer has the right to compel the investor to purchase additional convertible notes on the terms contained in the agreement.

Senior Secured Term Loan

On June 5, 2012, the Company entered into a Term Loan with Hercules Technology Growth Capital, Inc. (“Hercules”), under which the Company borrowed $10.0 million (the “Term Loan”). After the closing fees and expenses, the net proceeds to the Company were $9.7 million. The Term Loan bears an interest rate equal to 11% plus the percentage, if any, by which the prime rate as reported by The Wall Street Journal exceeds 3.75%. The Company made interest-only payments from July 1, 2012 through October 31, 2012, after which the Company repays the loan in equal monthly installments ending on December 1, 2014. The Term Loan is secured by substantially all of the Company’s existing and future assets, including a mortgage on real property owned by the Company’s wholly-owned subsidiary, ASC Devens LLC, and located at 64 Jackson Road, Devens, Massachusetts. In addition, Hercules received a warrant to purchase 139,276 shares of common stock, exercisable at an initial strike price of $3.59 per share, subject to adjustment, until December 5, 2017. Due to certain adjustment provisions within the warrant, it qualified for liability accounting and the fair value of $0.4 million was recorded upon issuance, which the Company recorded as a debt discount and a warrant liability. See Note 12, “Warrants and Derivative Liabilities”, for a discussion on warrants and the valuation assumptions used. The Company will pay an end of term fee of $0.5 million upon the earlier of maturity or prepayment of the loan. The Company has accrued this as of the nine months ended December 31, 2012 and recorded a corresponding amount into the debt discount. In addition, the Company incurred $0.3 million of legal and origination costs in the nine months ended December 31, 2012, which have been recorded as a debt discount. The total debt discount including the warrant, end of term fee and legal and origination costs of $1.2 million is being amortized into interest expense over the term of the Term Loan using the effective interest method. Under this method, interest expense is recognized each period until the debt instrument reaches maturity. If the maturity of the Term Loan is accelerated because of prepayment, then the amortization will be accelerated. During the three and nine months ended December 31, 2012, the Company recorded non-cash interest expense for amortization of the debt discount related to the Term Loan of $0.2 million and $0.5 million, respectively.

The Term Loan contains certain covenants that restrict the Company’s ability to, among other things, incur or assume certain debt, merge or consolidate, materially change the nature of our business, make certain investments, acquire or dispose of certain assets, make guaranties or grant liens on its assets, make certain loans, advances or investments, declare dividends or make distributions or enter into transactions with affiliates. In addition, the Term Loan contains a covenant that requires the Company to maintain a minimum unrestricted cash balance in the United States of at least $10.0 million at the inception of the Term Loan, which decreased starting November 1, 2012 and monthly thereafter by the amount of principal paid. The events of default under the Term Loan include, but are not limited to, failure to pay amounts due, breaches of covenants, bankruptcy events, cross defaults under other material indebtedness and the occurrence of a material adverse effect and/or change in control. In the case of a continuing event of default, the Lender may, among other remedies, declare due all unpaid principal amounts outstanding and any accrued but unpaid interest and foreclose on all collateral granted to the Lender as security under the Term Loan.

Although the Company believes it is in and expects to remain in compliance with the covenants and restrictions under the Exchanged Notes and Term Loan as of the date of this Quarterly Report on Form 10-Q, and expects to remain in compliance there can be no assurance that the Company will continue to be in compliance.

Interest expense on the convertible notes and Term Loan for the three and nine months ended December 31, 2012 was $4.6 million and $10.3 million respectively, which included $3.9 million and $8.4 million of non-cash interest expense related to the amortization of the debt discount on the Exchanged Note and Term Loan and payment of the Exchanged Notes in Company common stock at a discount, respectively.

12. Warrants and Derivative Liabilities

On April 4, 2012, the Company entered into a Purchase Agreement for the Initial Note and on December 20, 2012, the Company entered into the Amendment pursuant to which it exchanged the Initial Note and exchanged the Initial Note for the Exchanged Note, as described in Note 11. The Initial Note included a warrant to purchase 3.1 million shares of the Company’s common stock. The warrant is exercisable at any time on or after the date that is six months after the issuance of the warrant and entitles CVI to purchase shares of the Company’s common stock for a period of five years from the initial date the warrant becomes exercisable at a price equal to $5.45 per share, subject to certain price-based and other anti-dilution adjustments. The warrant may not be exercised if, after giving effect to the conversion, CVI together with its affiliates would beneficially own in excess of 4.99% of the Company’s common stock. This percentage may be raised to any other percentage not in excess of 9.99% at the option of CVI, upon at least 61-days’ prior notice to the Company, or lowered to any other percentage, at the option of CVI, at any time.

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

	December 31,	September 30,	June 30,	April 4,
	2012	2012	2012	2012
Risk-free interest rate	0.75%	0.63%	0.77%	1.19%
Expected annual dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	80.6%	80.9%	80.8%	80.0%
Term (years)	4.76	5.01	5.28	5.5
Fair Value	$4.4 million	$7.1 million	$8.6 million	$7.0 million

The Company recorded a gain for the change in the fair value of the CVI warrant of $2.7 million and $2.6 million to change in fair value of derivatives and warrants in the three and nine months ended December 31, 2012, respectively.

The Company determined certain embedded derivatives issued with the convertible notes required accounting as a liability, which requires they be accounted for as a standalone liability subject to revaluation at each balance sheet date with changes in fair value recorded as change in fair value of derivatives and warrants until the earlier of exercise or expiration.

The terms of the debt modification reduced the conversion price of the Initial Note from $4.85 per share to $3.19 per share in the Exchanged Note. As a result the Company revalued these derivatives pre- and post-modification and recorded the difference of $0.5 million as a debt discount and a derivative liability (see Note 11, “Debt”). The Company calculated the fair value of the derivative liabilities utilizing an integrated lattice model. The lattice model is an option pricing model that involves the construction of a binomial tree to show the different paths that the underlying asset may take over the option’s life. A lattice model can take into account expected changes in various parameters such as volatility over the life of the options, providing more accurate estimates of option prices than the Black-Scholes model. Following is a summary of the key assumptions used to value the convertible notes derivative feature:

		Post-modification	Pre-modification
	December 31,	December 20,	December 20,	September 30,	June 30,	April 4,
	2012	2012	2012	2012	2012	2012
Stock Price	$2.62	$2.95	$2.95	$4.15	$4.68	$3.97
Percentage Volume Condition Met	94.5%	94.9%	28.6%	51.0%	75.2%	85.9%
Expected Volatility	73.5%	72.5%	72.5%	70.0%	71.0%	75.0%
Risk Free Rate	0.23%	0.25%	0.25%	0.23%	0.33%	0.44%
Bond Yield	16.5%	16.5%	16.5%	15.0%	16.0%	15.0%
Recovery Rate	30.0%	30.0%	30.0%	30.0%	30.0%	30.0%
Redeemable	yes	yes	yes	yes	yes	yes
Total Time (years)	1.76	1.79	1.79	2.01	2.28	2.5
Dilution Effect	yes	yes	yes	yes	yes	yes
Indicated Percent of Par	98.0%	119.0%	99.0%	108.0%	121.0%	117.0%
Fair Value	$1.0 million	$1.5 million	$0.9 million	$2.8 million	$4.5 million	$3.8 million

Based on historical volume-weighted average price, (“VWAP”) of the Company’s common stock as well as the historic average dollar trading volume of the Company’s common stock, the percentage volume condition is the probability that the Company will convert monthly installment payments into the Company’s common stock. The expected volatility rate was estimated based on an equal weighting of the historical volatility of the Company’s common stock and the implied volatility of the Company’s traded options. To determine the risk-free interest rate, an interpolated rate was used based on the one, two and three-year United States Treasury rates. The bond yield was estimated using comparable corporate debt and yield information. The recovery rate of the Exchanged Note was estimated by reviewing historical corporate debt that went into default. The bond is redeemable by the Company at any point after the one-year anniversary of the grant date provided certain provisions within the note. The total time is based on the actual 30-month contractual terms. It was determined that there is a dilution effect based on the Company’s ability to make payments in shares of common stock.

The Company recorded a gain from the change in the fair value of the derivative liabilities of $2.3 million and $3.3 million to changes in fair value of derivatives and warrants in the three and nine months ended December 31, 2012, respectively.

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

	December 31,	September 30,	June 30,	June 5,
	2012	2012	2012	2012
Risk-free interest rate	0.75%	0.64%	0.80%	0.77%
Expected annual dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	80.14%	81.18%	80.32%	79.90%
Term (years)	4.93	5.18	5.44	5.5
Fair Value	$0.2 million	$0.4 million	$0.5 million	$0.4 million

The Company prepared its estimates for the assumptions used to determine the fair value of the warrants issued in conjunction with both the Convertible Note and Term Loan utilizing the respective terms of the warrants with similar inputs, as described above.

The Company recorded a gain from the change in the fair value of the Hercules warrant of $0.2 million during the three and nine months ended December 31, 2012.

13. Commitments and Contingencies

Commitments

Purchase Commitments

The Company periodically enters into non-cancelable purchase contracts in order to ensure the availability of materials to support production of its products. Purchase commitments represent enforceable and legally binding agreements with suppliers to purchase goods or services. The Company periodically assesses the need to provide for impairment on these purchase contracts and record a loss on purchase commitments when required. As of December 31, 2012, the Company recorded a liability for adverse purchase commitments of $1.8 million. During the three and nine months ended December 31, 2012, the Company reduced its accrual for adverse purchase commitments by $10.3 million and $24.1 million, respectively due to settlements with and payments to certain vendors.

On May 16, 2012, the Company entered into an agreement with one of its vendors to settle certain of its adverse purchase commitments. The agreement was amended on November 6, 2012 (as amended, the “Settlement Agreement”). In conjunction with the Settlement Agreement, the Company agreed to pay the vendor approximately €2.2 million (the “Settlement Amount”). Under the Settlement Agreement, the Company had the option, at its sole discretion, to pay the settlement amount in cash, shares of the Company’s common stock, or a combination of cash and common stock. Accordingly, during the three months ended December 31, 2012, the Company issued 765,301 shares of common stock to the vendor and filed a registration statement on Form S-3 to register the vendor’s resale of such shares of common stock. If the net proceeds from the vendor’s resale of the shares of common stock during a specified period plus any other cash payments made by the Company subsequent to the date of the Settlement Agreement were less than the Settlement Amount, the Company agreed to make an additional payment equal to the shortfall in cash to the vendor no later than December 31, 2012. As of December 31, 2012 the Company made a payment of $0.8 million as a result of such a shortfall. As security for the Company’s obligations under the Settlement Agreement, the Company provided the vendor with a letter of credit in the amount of approximately €2.2 million with an expiration of December 31, 2012. The letter of credit is secured with cash collateral of approximately $3.0 million and is included in the Company’s restricted cash balance as of December 31, 2012. As of December 31, 2012, the Company had not been formally released from the letter of credit. The Company received that release in January 2013.

During the fourth quarter of the year ended March 31, 2012, several vendors notified the Company that they had suffered losses as a result of procuring safety stock in anticipation of receiving future purchase orders or contracts from the Company. Subsequently three vendors filed lawsuits through the Chinese legal system seeking payment for inventories held to be delivered under purchase orders and safety stock. One of these lawsuits has been settled and dismissed. The Company has accrued outstanding adverse purchase commitments based on legally binding contracts and purchase orders that were placed with its vendors for parts with no future demand. The vendor claims for safety stock were not supported by valid purchase orders or valid executed contracts and are not considered part of the adverse purchase commitment liability. The claims for safety stock have not been accrued as of December 31, 2012. The Company has determined that, although it believes that there is no legally enforceable contract for safety stock and will continue to defend its legal position that it does not owe amounts for safety stock, it is reasonably possible that a case may be made against the Company under certain situations. As the loss is reasonably possible but not probable, the Company has not accounted for the loss. The Company has determined that the range for this potential loss is between $0 and $2 million.

Contingencies

From time to time, the Company is involved in legal and administrative proceedings and claims of various types. The Company records a liability in its consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amounts of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in its consolidated financial statements.

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

Between May 4, 2011 and June 17, 2011, four putative shareholder derivative complaints were filed against the Company (as a nominal defendant) and certain of its directors in the United States District Court for the District of Massachusetts. On July 5, 2011, the District Court consolidated three of these actions, and that matter is now captioned In re American Superconductor Corporation Derivative Litigation, Docket No. 1:11-cv-10784-WGY. On June 1, 2011, the plaintiff in the fourth action, Marlborough Family Revocable Trust v. Yurek, et al., moved to voluntarily dismiss its complaint and refiled its complaint in Superior Court for the Commonwealth of Massachusetts, Middlesex County. On September 7, 2011, the Marlborough action and another putative shareholder derivative complaint filed in Superior Court for the Commonwealth of Massachusetts were consolidated. That consolidated matter is captioned In re American Superconductor Corporation Shareholder Derivative Litigation, Docket No. 11-1961. On January 12, 2012, an additional shareholder derivative complaint was filed in the Court of Chancery for the State of Delaware. That matter is captioned Krasnoff v. Budhraja, et al., Docket No. 7171. The allegations of the derivative complaints mirror the allegations made in the putative class action complaints described above. The plaintiffs purport to assert claims against the director defendants for breach of fiduciary duty, abuse of control, gross mismanagement, unjust enrichment and corporate waste. The plaintiffs seek unspecified damages on behalf of the Company, as well as an award of costs and expenses, including attorney’s fees.

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

The Company also submitted a civil action application to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Yi Zhong Min Chu Zi No. 15524, against Sinovel for software copyright infringement on September 13, 2011. The application alleges Sinovel’s unauthorized use of portions of the Company’s wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines and the binary code, or upper layer, of the Company’s software for the PM3000 power converters in 1.5MW wind turbines. In July 2011, a former employee of the Company’s Austrian subsidiary was arrested in Austria on charges of economic espionage and fraudulent manipulation of data. In September 2011, the former employee pled guilty to the charges, and was imprisoned. As a result of the Company’s internal investigation and a criminal investigation conducted by Austrian authorities, the Company believes that this former employee was contracted by Sinovel through an intermediary while employed by the Company and improperly obtained and transferred to Sinovel portions of its wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines. Moreover, the Company believes the former employee illegally used source code to develop for Sinovel a software modification to circumvent the encryption and remove technical protection measures on the Company’s PM3000 power converters in 1.5MW wind turbines in the field. The Company is seeking a cease and desist order with respect to the unauthorized copying, installation and use of its software, monetary damages of approximately RMB 38 million ($6 million) for our economic losses and reimbursement of all costs and reasonable expenses. The No. 1 Intermediate People’s Court accepted the case, which was necessary in order for the case to proceed. In November 2011, Sinovel filed a motion to remove this case from the Beijing No. 1 Intermediate People’s Court and transfer the matter to the Beijing Arbitration Commission. On February 14, 2012, the court denied Sinovel’s motion to remove the case. On February 21, 2012, Sinovel filed an appeal of the Beijing No. 1 Intermediate People’s Court decision to the Beijing Higher People’s Court. On April 25, 2012, the Beijing Higher People’s Court issued a final Civil Ruling which supports the Beijing No. 1 Intermediate People’s Court’s civil ruling and rejected Sinovel’s appeal. Sinovel filed an appeal of the Beijing Higher People’s Court’s decision with China’s Supreme People’s Court. A hearing regarding this appeal was held at the Chinese Supreme People’s Court on October 26, 2012. On November 23, 2012, the China’s Supreme People’s Court issued a Civil Ruling, holding that (1) it will conduct a re-trial of Sinovel’s appeal, and (2) the lower court’s decision will be stayed pending the retrial.

Sinovel filed a new motion on June 18, 2012, to remove this case from the Beijing No. 1 Intermediate People’s Court to the court located in Gansu Province. On October 19, 2012, the Court disallowed Sinovel’s motion due to its late filing.

The Company submitted a civil action application to the Beijing Higher People’s Court against Sinovel and certain of its employees for trade secret infringement on September 13, 2011 under the caption (2011) Gao Min Chu Zi No. 4193. The application alleges the defendants’ unauthorized use of portions of the Company’s wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines as described above with respect to the Copyright Action. The Company is seeking monetary damages of RMB 2.9 billion ($453 million) for the trade secret infringement as well as reimbursement of all costs and reasonable expenses. The Beijing Higher People’s Court accepted the case, which was necessary in order for the case to proceed. On December 22, 2011, the Beijing Higher People’s Court transferred this case to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Gao Min Chu Zi No. 4193. On June 7, 2012, the Company received an Acceptance Notice from the Beijing No. 1 Intermediate People’s Court under the caption (2012) Yi Zhong Min Chu Zi No. 6833. The Company is currently awaiting notice from the Beijing No. 1 Intermediate People’s Court regarding the first hearing date. In August 2012, Sinovel filed a motion to remove this case from the Beijing No. 1 Intermediate People’s Court and transfer the matter to the Beijing Arbitration Commission.

On September 16, 2011, the Company filed a civil copyright infringement complaint in the Hainan Province No. 1 Intermediate People’s Court against Dalian Guotong Electric Co. Ltd. (“Guotong”), a supplier of power converter products to Sinovel, and Huaneng Hainan Power, Inc. (“Huaneng”), a wind farm operator that has purchased Sinovel wind turbines containing Guotong power converter products. The case is captioned (2011) Hainan Yi Zhong Min Chu Zi No. 62. The application alleges that the Company’s PM1000 converters in certain Sinovel wind turbines have been replaced by converters produced by Guotong. Because the Guotong converters are being used in wind turbines containing the Company’s wind turbine control software, the Company believes that its copyrighted software is being infringed. The Company is seeking a cease and desist order with respect to the unauthorized use of its software, monetary damages of RMB 1.2 million ($0.2 million) for its economic losses (with respect to Guotong only) and reimbursement of all costs and reasonable expenses. The court has accepted the case, which was necessary in order for the case to proceed. In addition, upon the request of the defendant Huaneng, Sinovel has been added by the court to this case as a defendant and Huaneng has been released from this case. In December 2011, Sinovel filed a jurisdiction opposition motion requesting dismissal by the Hainan Province No. 1 Intermediate People’s Court, saying the case should be governed by the Beijing Arbitration Commission. On February 3, 2012, the Company received the Civil Ruling from the court, which granted Sinovel’s motion, and dismissed the entire case. The Company appealed the court’s ruling to the Hainan Higher Court, which on April 5, 2012 upheld the decision of the Hainan Province No. 1 Intermediate People’s Court. On April 9, 2012, the Company filed an appeal of the Hainan Higher Court’s decision with China’s Supreme People’s Court. The Supreme Court accepted the appeal on May 23, 2012. The case is captioned, (2012) Min Shen Zi No. 630. On December 20, 2012, the China’s Supreme People’s Court issued a Civil ruling, holding that (1) it will conduct a re-trial of the Company’s appeal and (2) the lower court’s decision will be stayed pending the re-trial.

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

At December 31, 2012, the Company had $9.2 million of restricted cash included in current assets, and $4.8 million of restricted cash included in long-term assets. These amounts included in restricted cash represent deposits to secure letters of credit for various supply contracts, including those deemed as adverse purchase commitments, and are held in interest bearing accounts. The Company is working with its inventory suppliers to delay cash settlements and to reduce the gross liability associated with its adverse purchase commitments, which is approximately $1.8 million as of December 31, 2012. During the three and nine months ended December 31, 2012, the Company agreed to settle adverse purchase commitments with certain of its vendors. In conjunction with certain of these settlements, the Company agreed to provide letters of credit and bank guarantees in the amount of approximately $9.0 million with expirations through January 31, 2013. The letters of credit and bank guarantees were secured with cash collateral of approximately $8.5 million and were included in the Company’s restricted cash balance as of December 31, 2012. As of January 2013, these letters of credit had been cancelled and the cash collateral has been returned to unrestricted cash.

14. Equity Investments

Investment in Tres Amigas

On October 9, 2009, the Company made an investment in Tres Amigas LLC, a Delaware limited liability company (“Tres Amigas”), focused on providing the first common interconnection of America’s three power grids to help the country achieve its renewable energy goals and facilitate the smooth, reliable and efficient transfer of green power from region to region, for $1.8 million, consisting of $0.8 million in cash and $1.0 million in AMSC common stock. On January 6, 2011 and May 20, 2011, the Company increased its minority position in Tres Amigas by investing an additional $1.8 million in cash on each date. As of December 31, 2012, the Company holds a 28% ownership interest in Tres Amigas.

The Company’s investment in Tres Amigas is included in other assets on the unaudited condensed consolidated balance sheet and the equity in undistributed losses of Tres Amigas is included in other (expense) income, net, on the unaudited condensed consolidated statements of operations.

The net investment activity for the nine months ended December 31, 2012 is as follows (in thousands):

Balance at April 1, 2012	$3,859
Minority interest in net losses	(689)

Balance at December 31, 2012	$3,170

Investment in Blade Dynamics Ltd.

On August 12, 2010, the Company acquired (through its Austrian subsidiary), a minority ownership position in Blade Dynamics Ltd. (“Blade Dynamics”), a designer and manufacturer of advanced wind turbine blades based on proprietary materials and structural technologies, for $8.0 million in cash. During the three months ended December 31, 2012, an additional investor invested in Blade Dynamics and as of December 31, 2012, the Company now holds a 19% ownership interest in Blade Dynamics. As a result of the Company’s investment being reduced to less than 20%, and that the Company believes it no longer has the ability to significantly influence the operations of Blade Dynamics, the Company has therefore changed its accounting for this investment from the equity method to the cost method as of December 1, 2012.

The investment is carried at the acquisition cost, plus the Company’s equity in undistributed earnings or losses, through December 1, 2012 the date which the company no longer reports undistributed earnings or losses. The Company’s investment in Blade Dynamics is included in other assets on the unaudited condensed consolidated balance sheet and the equity in undistributed losses of Blade Dynamics is included in other income, net, on the unaudited condensed consolidated statements of operations.

The net investment activity for the nine months ended December 31, 2012 is as follows (in thousands):

Balance at April 1, 2012	$6,083
Minority interest in net losses	(1,227)
Net foreign exchange rate impact	(101)

Balance at December 31, 2012	$4,755

15. Business Segments

The Company reported its financial results in two reportable business segments: Wind and Grid.

Through its Windtec Solutions, the Wind business segment enables manufacturers to field wind turbines with exceptional power output, reliability and affordability. The Company supplies advanced power electronics and control systems, licenses its highly engineered wind turbine designs, and provides extensive customer support services to wind turbine manufactures. Its design portfolio includes a broad range of drive trains and power ratings up to 10 megawatts. It provides a broad range of power electronics and software based control systems that are highly integrated and designed for optimized performance, efficiency, and grid compatibility.

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

The operating results for the two business segments are as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2012	2011	2012	2011
Revenues:
Wind	$6,808	$10,125	$35,321	$27,836
Grid	10,609	7,933	31,679	20,080

Total	$17,417	$18,058	$67,000	$47,916

	Three months ended		Nine months ended
	December 31,		December 31,
	2012	2011	2012	2011
Operating (loss) income:
Wind	$(5,365)	$(14,014)	$(10,514)	$(54,719)
Grid	(6,705)	(6,313)	(18,620)	(24,511)
Unallocated corporate expenses	(8,546)	(6,242)	(12,580)	(36,790)

Total	$(20,616)	$(26,569)	$(41,714)	$(116,020)

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

Unallocated corporate expenses primarily consist of stock-based compensation expense of $1.9 million and $6.0 million, respectively and restructuring and impairment charges of $6.7 million and $6.8 million, respectively, for the three and nine months ended December 31, 2012. For the three and nine months ended December 31, 2011, unallocated corporate expenses primarily consist of restructuring and impairment charges of $4.1 million and $8.4 million, respectively, and stock-based compensation expense of $2.1 million and $7.7 million, respectively. In addition, the nine months ended December 31, 2011 includes expense of $20.6 million for the write-off of an advanced payment to The Switch.

Total assets for the two business segments are as follows (in thousands):

	December 31,	March 31,
	2012	2012
Wind	$69,221	$70,054
Grid	72,714	89,091
Corporate assets	83,384	95,911

Total	$225,319	$255,056

The following table sets forth customers who represented 10% or more of the Company’s total revenues for the three and nine months ended December 31, 2012 and 2011:

	Three months ended		Nine months ended
	December 31,		December 31,
	2012	2011	2012	2011
CG Power Solutions UK Ltd.	20.8%	–%	<10%	–%
E.ON Climate & Renewables	19.4%	–%	<10%	–%
INOX Wind Limited	18.9%	26.5%	17.3%	20.5%
Beijing JINGCHENG New Energy Co., Ltd.	<10%	<10%	16.7%	<10%
Doosan Heavy Industries & Construction Co Ltd.	<10%	12.1%	<10%	14.8%
Ergon Energy Corporation Limited	–%	10.6%	–%	<10%

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

We manufacture products using two proprietary core technologies: PowerModule™ programmable power electronic converters and our Amperium® HTS (High Temperature Superconductor) wires. These technologies and our system-level solutions are protected by a broad and deep intellectual property portfolio consisting of hundreds of patents and licenses worldwide.

We operate our business under two market-facing business units: Wind and Grid. We believe this market-centric structure enables us to more effectively anticipate and meet the needs of wind turbine manufacturers, power generation project developers and electric utilities.

•

Wind. Through our Windtec Solutions, our Wind business segment enables manufacturers to field wind turbines with exceptional power output, reliability and affordability. We supply advanced power electronics and control systems, license our highly engineered wind turbine designs, and provide extensive customer support services to wind turbine manufacturers. Our design portfolio includes a broad range of drive trains and power ratings up to 10 megawatts. We provide a broad range of power electronics and software based control systems that are highly integrated and redesigned for optimized performance, efficiency, and grid compatibility.

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

Our fiscal year begins on April 1 and ends on March 31. This document refers to fiscal 2012, which is defined as the period beginning on April 1, 2012 and concluding on March 31, 2013. The third quarter of fiscal 2012 began on October 1, 2012 and concluded on December 31, 2012.

On April 4, 2012 we completed a private placement of a $25.0 million of senior convertible note (the “Initial Note”) with Capital Ventures International (“CVI”), an affiliate of Heights Capital Management. On June 5, 2012, we entered into a $10.0 million Loan and Security Agreement (“Term Loan”) with Hercules Technology Growth Capital, Inc. On December 20, 2012, we entered into an Amendment and Exchange Agreement, (the “Amendment”), with CVI , pursuant to which we exchanged the Initial Note for a new unsecured, senior convertible note (the “Exchanged Note”), which had the same principal amount and accrued interest as the Initial Note at the time of the exchange. See Liquidity and Capital Resources below for further discussion of these debt arrangements.

In response to challenging conditions in the wind power market, on November 28, 2012 we reduced our global workforce by approximately 25%. In addition, we plan to consolidate certain of our office locations. These workforce reductions and planned office consolidations are expected to lower operating costs and enhance liquidity. We expect these reductions to result in a reduction of our annualized expenses of approximately $10 million.

Our cash requirements depend on numerous factors, including our ability to profitably grow revenues, fund and maintain compliance with the covenants and restrictions on our debt obligations, successful completion of our product development activities, ability to commercialize our product prototypes, rate of customer and market adoption of our products, and collecting receivables according to established terms. Significant deviations to our business plan with regard to these factors, which are important drivers to our business, could have a material adverse effect on our operating performance, financial condition, and future business prospects. We expect to pursue the expansion of our operations through internal growth, diversification of our customer base, and potential strategic alliances. Potential sources of additional capital include the sale of assets, or obtaining additional financing. With respect to additional financing, there can be no assurance that we will be able to sell assets, or that a financing will be available, with commercially acceptable terms or at all. See below for a discussion of liquidity and capital resources.

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

As of the date of this filing, we have not received payment from Sinovel for any outstanding receivables nor have we been notified as to when, if ever, Sinovel will accept contracted shipments that were scheduled for delivery after March 31, 2011. Additionally, based in part upon evidence obtained through an internal investigation and a criminal investigation conducted by Austrian authorities regarding the actions of a former employee of our Austrian subsidiary, we believe that Sinovel illegally obtained and used our intellectual property in violation of civil and criminal intellectual property laws. In July 2011, a former employee of our Austrian subsidiary was arrested in Austria on charges of economic espionage and fraudulent manipulation of data. In September 2011, the former employee pled guilty to the charges, and was imprisoned. The evidence presented during the court hearing showed that this former employee was contracted by Sinovel through an intermediary, while employed by us, and improperly obtained and transferred to Sinovel portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines. Except for portions of this 1.5MW wind turbine software, we do not believe that the source code for any other turbines, such as the 3MW, 5MW and 6MW wind turbines, that were designed by and co-developed with us, have been transferred to Sinovel. Moreover, we believe the evidence shows this former employee illegally used source code to develop, for Sinovel, a software modification to circumvent the encryption and remove technical protection measures on the PM3000 power converters in 1.5MW wind turbines in the field. We believe that only the binary code, or upper layer, of the PM3000 software developed to circumvent the encryption and remove technical protection measures was transferred to Sinovel. We do not believe that any PM3000 source code was transferred to Sinovel. These actions potentially enable Sinovel to deploy, independent of us, wind turbine control software, including a low voltage ride through solution, on all of its 1.5MW wind turbines in the field. In addition, by having the wind turbine control source code, Sinovel could potentially modify the source code to allow the use of core electrical components, including power converters, from other manufacturers.

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

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. Except as stated below, there were no significant changes in the critical accounting policies during the nine months ended December 31, 2012 that were disclosed in our Form 10-K/A for fiscal 2011, which ended on March 31, 2012.

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, derivatives, warrants, convertible notes and a term loan. The estimated fair values have been determined through information obtained from market sources and management estimates. The carrying amounts of these instruments approximate fair value. We have identified all of the derivatives associated with the Exchanged Note which include holder change of control redemption rights, issuer optional redemption rights, sale redemption rights and a feature to covert the Convertible Note into equity at the holder’s option. The derivative liability is subject to revaluation at each balance sheet date, and any change in fair value will be recorded as a change in fair value in other income (expense) until the earlier of their exercise or expiration of the derivatives associated with the Exchanged Note. We rely on assumptions in a lattice model to determine the fair value of the derivative liability. We have appropriately valued the derivative liability within Level 3 of the valuation hierarchy. Warrants were issued in conjunction with the Exchanged Note and Term Loan. These warrants are subject to revaluation at each balance sheet date, and any change in fair value will be recorded as a change in fair value in other income (expense) until the earlier of the warrants’ exercise or expiration. We rely on assumptions used in a Black-Scholes model to determine the fair value of the warrants. We have appropriately valued the warrants within Level 3 of the valuation hierarchy.

Results of Operations

Three and nine months ended December 31, 2012 compared to the three and nine months ended December 31, 2011

Revenues

Total revenues decreased by 4% to $17.4 million for the three months ended December 31, 2012, compared to $18.1 million for the three months ended December 31, 2011. Total revenues increased by 40% to $67.0 million for the nine months ended December 31, 2012, compared to $47.9 million for the nine months ended December 31, 2011. Our revenues are summarized as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2012	2011	2012	2011
Revenues:
Wind	$6,808	$10,125	$35,321	$27,836
Grid	10,609	7,933	31,679	20,080

Total	$17,417	$18,058	$67,000	$47,916

Our Wind business unit accounted for 39% and 53% of total revenues for the three and nine months ended December 31, 2012, respectively, compared to 56% and 58% for the three and nine months ended December 31, 2011, respectively. Revenues in the Wind business unit decreased 33% and increased 27% to $6.8 million and $35.3 million in the three and nine months ended December 31, 2012, respectively, from $10.1 million and $27.8 million in the three and nine months ended December 31, 2011, respectively. The decrease in the Wind business unit revenues in the three months ended December 31, 2012, compared to the same prior year period was primarily due to decreased shipments of electrical control systems to customers in India and Korea amid a challenging global market environment in the wind industry. Wind business unit revenues increased in the nine months ended December 31, 2012, as compared to the prior year period primarily due to increased shipments of electrical control systems to customers in China and India.

Our Grid business unit accounted for 61% and 47% of total revenues for the three and nine months ended December 31, 2012, respectively, compared to 44% and 42% for the three and nine months ended December 31, 2011, respectively. Our Grid business unit revenues increased 34% and 58% to $10.6 million and $31.7 million in the three and nine months ended December 31, 2012, respectively, from $7.9 million and $20.1 million for the three and nine months ended December 31, 2011, respectively. For the three months ended December 31, 2012, Grid business unit revenues increased primarily due to increased D-VAR shipments to customers in the United Kingdom. For the nine months ended December 31, 2012, Grid business unit revenues increased primarily due to increased D-VAR revenues to customers in Australia and the United Kingdom.

Revenues from significant government-funded contracts are summarized as follows (in thousands):

	Expected total contract value	Revenue earned through December 31, 2012	Three months ended December 31,		Nine months ended December 31,
Project name			2012	2011	2012	2011
HYDRA	$29,043	$13,815	$549	$511	$1,658	$1,208
LIPA I and II	40,141	40,141	—	116	163	1,500
DOE-FCL	7,898	7,536	25	95	286	409

Total	$77,082	$61,492	$574	$722	$2,107	$3,117

These significant projects represented 5% and 7% of the Grid business unit revenues for the three and nine months ended December 31, 2012, respectively, compared to 9% and 16% of the Grid business unit revenues for the three and nine months ended December 31, 2011, respectively.

Project HYDRA is a project with Consolidated Edison, Inc. that is being partially funded by the Department of Homeland Security (“DHS”). DHS is expected to invest up to a total of $29.0 million in the development of a new HTS power grid technology called FaultBlocker cable systems. FaultBlocker cable systems are designed to utilize customized Amperium® HTS wires, and ancillary controls to deliver more power through the grid while also being able to suppress power surges that can disrupt service. Of the total $29.0 million in funding expected from DHS, it has committed funding of $18.9 million to us as of December 31, 2012. On January 7, 2013, DHS committed an additional $1.6 million in funding to us for Project HYDRA. Consolidated Edison and Southwire Company are our subcontractors on this project.

LIPA II is a project to install an HTS power cable using our Amperium® wire for the Long Island Power Authority. DOE-FCL is a project to develop and demonstrate a transmission voltage SuperLimiter fault current limiter (“FCL”).

The following table sets forth customers who represented 10% or more of our total revenues for the three and nine months ended December 31, 2012 and 2011:

	Three months ended		Nine months ended
	December 31,		December 31,
	2012	2011	2012	2011
CG Power Solutions UK Ltd.	20.8%	–%	<10%	–%
E.ON Climate & Renewables	19.4%	–%	<10%	–%
INOX Wind Limited	18.9%	26.5%	17.3%	20.5%
Beijing JINGCHENG New Energy Co., Ltd.	<10%	<10%	16.7%	<10%
Doosan Heavy Industries & Construction Co Ltd.	<10%	12.1%	<10%	14.8%
Ergon Energy Corporation Limited	–%	10.6%	–%	<10%

Cost of Revenues and Gross Margin

Cost of revenues was $16.5 million and $53.8 million for the three and nine months ended December 31, 2012, respectively, compared to $18.9 million and $57.8 million for the three and nine months ended December 31, 2011, respectively. Gross margin was 5% and 20% for the three and nine months ended December 31, 2012, respectively, compared to (5%) and (21%) for the three and nine months ended December 31, 2011, respectively. The increases in gross margin for both the three and nine months ended December 31, 2012 as compared to the same periods in fiscal 2011, were primarily due to settlements of certain adverse purchase order liabilities resulting in a benefit to cost of revenues of $0.1 million and $8.4 million in the three and nine months ended December 31, 2012, respectively, and $0.8 million due to the expiration of warranty liabilities, primarily with customers in China, as well as higher revenues, primarily in the nine months ended December 31, 2012, which included approximately $3.3 million of revenue from Chinese customers representing payment for past shipments for which revenue was recognized upon cash collection. Costs associated with this revenue were recorded in prior periods.

Operating Expenses

Research and development

A portion of our R&D expenditures related to externally funded development contracts has been classified as cost of revenues (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost-sharing funding. Our R&D expenditures are summarized as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2012	2011	2012	2011
R&D expenses per condensed consolidated statements of operations	$3,948	$5,928	$11,480	$21,339
R&D expenditures reclassified as cost of revenues	3,044	2,480	10,184	9,782
R&D expenditures offset by cost-sharing funding	40	42	144	123

Aggregated R&D expenses	$7,033	$8,450	$21,807	$31,244

R&D expenses (exclusive of amounts classified as cost of revenues and amounts offset by cost-sharing funding) decreased by 33% and 46% to $3.9 million and $11.5 million for the three and nine months ended December 31, 2012, respectively, compared to $5.9 million and $21.3 million for the three and nine months ended December 31, 2011, respectively. The decreases in R&D expenses were driven primarily by the realization of savings from actions to reduce personnel and other costs that were implemented in fiscal 2011 as well as partial savings from the action to reduce personnel and other costs undertaken in the third quarter of fiscal 2012. The increases in R&D expenditures reclassified to costs of revenue during the three and nine months ended December 31, 2012 were a result of increased license and development revenue in our Wind segment partially offset by a decrease in activity in our government funded contracts in our Grid business unit compared to the prior year period. Aggregated R&D expenses, which include amounts classified as cost of revenues and amounts offset by cost-sharing funding, decreased 17% and 30% to $7.0 million and $21.8 million for the three and nine months ended December 31, 2012, respectively, compared to $8.5 million and $31.2 million for the three and nine months ended December 31, 2011, respectively.

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

Selling, general, and administrative

SG&A expenses decreased by 30% and 34% to $10.8 million and $36.3 million in the three and nine months ended December 31, 2012, respectively, compared to $15.4 million and $55.0 million in the three and nine months ended December 31, 2011, respectively. The decreases in SG&A expenses during the three and nine month periods ended December 31, 2012, as compared to the prior year periods, were due primarily to the realization of savings from our actions to reduce personnel and other costs during fiscal 2011 and partial realization of savings from the action to reduce personnel and other costs undertaken in the three months ended December 31, 2012, and with respect to the nine months ended December 31, 2012, costs associated with the severance of our former chief executive officer that were incurred during the comparable period of the prior year.

Amortization of acquisition related intangibles

We recorded amortization expense related to our core technology and know-how, trade names and trademark intangible assets of $0.1 million and $0.2 million in the three and nine months ended December 31, 2012, respectively, compared to $0.3 million and $0.9 million in the three and nine months ended December 31, 2011, respectively. These intangible assets are primarily as a result of our Windtec acquisition in 2007.

Restructuring and Impairments

We recorded restructuring and impairment charges $6.7 million and $6.8 million in the three and nine months ended December 31, 2012, respectively, compared to $4.1 million and $8.4 million in the three and nine months ended December 31, 2011. These amounts consist primarily of a long-lived asset impairment charge of $4.5 million recorded in the three months ended December 31, 2012, as well as employee severance and benefit costs related to the restructuring plan of $2.2 million and $2.3 million in the three and nine months ended December 31, 2012, respectively. For the three and nine months ended December 31, 2011, these amounts include employee severance and benefit costs related to the restructuring plan of $2.2 million and $5.4 million, respectively, and impairment charges on long-lived assets for which there is no remaining future economic benefit as of December 31, 2011 of $0.1 million and $1.1 million, respectively. Finally, for the nine months ended December 31, 2011, the Company recorded facility exit costs of $0.1 million associated with portions of the leased space in Klagenfurt, Austria.

Operating (loss) income

Our operating (loss) income is summarized as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2012	2011	2012	2011
Operating (loss) income:
Wind	$(5,365)	$(14,014)	$(10,514)	$(54,719)
Grid	(6,705)	(6,313)	(18,620)	(24,511)
Unallocated corporate expenses	(8,546)	(6,242)	(12,580)	(36,790)

Total	$(20,616)	$(26,569)	$(41,714)	$(116,020)

Our Wind segment generated operating losses of $5.4 million and $10.5 million in the three and nine months ended December 31, 2012, respectively, compared to operating losses of $14.0 million and $54.7 million in the three and nine months ended December 31, 2011, respectively. The decreases in Wind business unit operating losses were primarily due to the settlement of certain adverse purchase order liabilities, the expiration of warranty liabilities with certain Chinese customers, and the realization of savings from actions to reduce personnel and other costs that were implemented in fiscal 2011.

Our Grid segment operating losses increased to $6.7 million in the three months ended December 31, 2012, compared to $6.3 million in the three months ended December 31, 2011. Our Grid segment operating losses decreased to $18.6 million in the nine months ended December 31, 2012, from $24.5 million in the nine months ended December 31, 2011. The increase in Grid business unit operating losses for the three month period was primarily due to higher operating expenses, primarily as a result of higher corporate allocations, partially offset by higher revenues. The decrease in Grid business unit operating losses for the nine month period was primarily due to the realization of savings from actions to reduce personnel and other costs that were implemented in fiscal 2011 and increased revenues from D-VAR shipments to customers in United Kingdom and Australia.

Unallocated corporate expenses for the three and nine months ended December 31, 2012, consist primarily of stock-based compensation expense of $1.9 million and $6.0 million, respectively, restructuring and impairment charges of $6.7 million and $6.8 million, respectively. Unallocated corporate expenses in both the three and nine months ended December 31, 2011, primarily consisted of restructuring and impairment charges of $4.1 million and $8.4 million, respectively, and stock based compensation expense of $2.1 million and $7.7 million respectively. For the nine months ended December 31, 2011, unallocated corporate expenses also included the write-off of the advanced payment to The Switch of $20.6 million.

Change in fair value of derivatives and warrants

As a result of our completed debt financings during the nine months ended December 31, 2012, we recognized a liability for derivative features embedded within the financing agreements, including the convertible feature of the convertible note and warrants issued in conjunction with the Exchanged Note and Term Loan. We are required to value the derivative liabilities and warrants at fair value each quarter and recognize a gain or loss on the change in fair value of these instruments.

The fair value of the derivative liabilities and warrants decreased by $5.2 million and $6.1 million and resulted in a gain to our consolidated statements of operations for the three and nine months ended December 31, 2012, respectively. The primary driver of the gain was the decrease in our stock price during these periods.

Interest (expense) income, net

Interest expense, net, was $4.6 million and $10.2 million in the three and nine months ended December 31, 2012, respectively, compared to interest expense of less than $0.1 million and interest income of $0.2 million for the three and nine months ended December 31, 2011, respectively. The increase in interest expense was due to the debt financings completed during the nine months ended December 31, 2012.

Other (expense) income, net

Other expense, net, was $0.1 million and $1.3 million in the three and nine months ended December 31, 2012, respectively, compared to other income of $0.4 million and $1.3 million for the three and nine months ended December 31, 2011, respectively. The increase in other expense, net primarily relates to lower foreign currency translation gains.

Income Taxes

In the three and nine months ended December 31, 2012, we recorded income tax expense of $0.1 million and an income tax benefit of $0.7 million, respectively. For the three and nine months ended December 31, 2011, we recorded income tax expense of $0.1 million and $1.2 million, respectively. The income tax expense for the three months ended December 31, 2012, and the three and nine months ended December 31, 2011, was primarily due to income taxes in foreign jurisdictions. The income tax benefit for the nine months ended December 31, 2012, is primarily due to a refund of income taxes paid in China. We have provided a valuation allowance against all existing and newly created deferred tax assets as of December 31, 2012, as it is more likely than not that our deferred tax assets are not currently realizable due to the net operating losses we have incurred since our inception.

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

	Three months ended		Nine months ended
	December 31,		December 31,
	2012	2011	2012	2011
Net loss	$(20,135)	$(26,271)	$(46,360)	$(115,660)
Adverse purchase commitment (recoveries) losses, net	(119)	(94)	(8,428)	73
Stock-based compensation	1,929	2,118	5,968	7,697
Amortization of acquisition-related intangibles	81	287	242	891
Restructuring and impairment charges	6,702	4,092	6,845	8,393
Executive severance	—	—	—	2,066
Sinovel litigation	(12)	2,423	411	5,757
Consumption of zero cost-basis inventory	(602)	(46)	(1,389)	(173)
Change in fair value of derivatives and warrants	(5,217)	—	(6,114)	—
Non-cash interest expense	3,867	—	8,404	—
Write-off of advance payment	—	—	—	20,551

Non-GAAP net loss	$(13,506)	$(17,491)	$(40,421)*	$(70,405)

Non-GAAP loss earnings per share	$(0.26)	$(0.34)	$(0.78)	$(1.39)

Weighted average shares outstanding	52,792	50,933	51,966	50,789

*	Non-GAAP net loss for the nine months ended December 31, 2012 includes a correction of the Non-GAAP net loss for the first and second quarters of fiscal 2012 relating to the presentation of the effect of the consumption of zero-cost based inventory. Had Non-GAAP net loss been properly reported in those periods, Non-GAAP net loss would have increased by $0.8 million in each of the first and second quarters of fiscal 2012.

We incurred non-GAAP net losses of $13.5 million and $40.4 million or ($0.26) and ($0.78) per share, for the three and nine months ended December 31, 2012, respectively, compared to a non-GAAP net losses of $17.5 million and $70.4 million, or ($0.34) and ($1.39) per share, for the three and nine months ended December 31, 2011, respectively. The decreases in the non-GAAP net losses were driven primarily by the factors that resulted in a lower net loss, including the savings from cost reduction actions undertaken in fiscal 2011 and increased revenues, particularly during the nine months ended December 31, 2012.

Liquidity and Capital Resources

At December 31, 2012, we had cash, cash equivalents, marketable securities and restricted cash of $56.4 million, compared to $66.2 million at March 31, 2012, a decrease of $9.8 million. Our cash and cash equivalents, marketable securities and restricted cash are summarized as follows (in thousands):

	December 31,	March 31,
	2012	2012
Cash and cash equivalents	$42,457	$46,279
Marketable securities	—	5,304
Restricted cash	13,974	14,626

Total cash, cash equivalents, marketable securities and restricted cash	$56,431	$66,209

With respect to the unaudited condensed consolidated statement of cash flows, for the nine months ended December 31, 2012, net cash used in operating activities was $40.7 million compared to $133.3 million for the nine months ended December 31, 2011. The decrease in net cash used in operations is due primarily to the $69.3 million decrease in net loss and a decrease in cash used for working capital of $53.0 million, partially offset by a decrease in non-cash items of $29.7 million primarily relating to the write-off of the advance payment to the Switch of $20.6 million during the nine months ended December 31, 2011 and during the nine months ended December 31, 2012, non-cash gains from the recoveries of adverse purchase commitments of $8.4 million and a gain from the change in fair value of derivatives and warrants of $6.1 million.

For the nine months ended December 31, 2012, net cash provided by investing activities was $4.7 million compared to net cash provided by investing activities of $68.3 million for the nine months ended December 31, 2011. The decrease in net cash provided by investing activities for the nine months ended December 31, 2012 was driven primarily by a decrease in the proceeds from the maturity of marketable securities of $105.4 million, partially offset by a decrease in capital expenditures of $8.1 million, the decrease in restricted cash of $6.7 million, and the $20.6 million advance payment to The Switch, the $3.9 million of purchased intangible assets and the additional minority investment in Tres Amigas of $1.8 million during the nine months ended December 31, 2011, none of which recurred.

For the nine months ended December 31, 2012, net cash provided by financing activities was $32.3 million compared to cash used in financing activities of $0.1 million in the nine months ended December 31, 2011. The increase in net cash provided by financing activities is primarily due to the net proceeds from our financings of $32.9 million during the nine months ended December 31, 2012.

At December 31, 2012, we had $9.2 million of restricted cash included in current assets, and $4.8 million of restricted cash included in long-term assets. These amounts included in restricted cash represent deposits to secure letters of credit for various supply contracts and are held in interest bearing accounts. We are working with our inventory suppliers to delay cash settlements and to reduce the gross liability associated with our adverse purchase commitments, which is approximately $1.8 million as of December 31, 2012. In conjunction with certain of these settlements, we agreed to provide letters of credit and bank guarantees in the amount of approximately $9.0 million with expirations through January 31, 2013. The letters of credit and bank guarantees were secured with cash collateral of $8.5 million and were included in our restricted cash balance as of December 31, 2012. As of January 2013, these letters of credit had been cancelled and the cash collateral has been returned to unrestricted cash. During the three and nine months ended December 31, 2012, we agreed to settle adverse purchase commitments with certain of our vendors and reduced the gross liability associated with our adverse purchase commitments, which had a direct benefit to our cost of sales of $0.1 million and $8.4 million, respectively.

On May 16, 2012, we entered into an agreement with one of our vendors to settle certain of our adverse purchase commitments. The agreement was amended on November 6, 2012 (as amended, the “Settlement Agreement”). In conjunction with the Settlement Agreement, we agreed to pay the vendor approximately €2.2 million (the “Settlement Amount”). Under the Settlement Agreement, we had the option, at our sole discretion, to pay the settlement amount in cash, shares of our common stock, or a combination of cash and common stock. Accordingly, during the three months ended December 31, 2012, we issued 765,301 shares of our common stock to the vendor and filed a registration statement on Form S-3 to register the vendor’s resale of such shares of common stock. If the net proceeds from the vendor’s resale of the shares of common stock during a specified period plus any other cash payments made by us subsequent to the date of the Settlement Agreement were less than the Settlement Amount, we agreed to make an additional payment equal to the shortfall in cash to the vendor no later than December 31, 2012, as of December 31, 2012 we paid $0.8 million as a result of such a shortfall. As security for our obligations, we have provided the vendor with a letter of credit in the amount of €2.2 million, approximately $3.0 million, with an expiration of December 31, 2012 and was included in our restricted cash balance as of December 31, 2012. As of December 31, 2012, we had not been formally released from the letter of credit. We received that release in January 2013.

On April 4, 2012, we entered into a Securities Purchase Agreement with Capital Ventures International (“CVI”), an affiliate of Heights Capital Management (the “Purchase Agreement”) and completed a private placement of $25.0 million of 7% senior convertible notes (the “Initial Note”). After fees and expenses, the net proceeds were $23.2 million. The Initial Note had an initial conversion price of $4.85 per share, representing a premium of approximately 20% over our closing price on April 3, 2012. The Initial Note was payable in monthly installments beginning four months from issuance and ending on October 4, 2014. Monthly payments were payable in cash or shares of our common stock at our option, subject to certain trading volume, stock price and other conditions. CVI could also elect to defer receipt of monthly installment payments at its option. Any deferred installment payments would continue to accrue interest. We registered 10,262,311 shares of our common stock which may be used as payment for principal and interest in lieu of cash for resale under the Securities Act as required under a Registration Rights Agreement with CVI.

On December 20, 2012, we entered into an Amendment and Exchange Agreement, (the “Amendment”) with CVI, which amended the Purchase Agreement. Pursuant to the Amendment, the Company and CVI exchanged the Initial Note for a new unsecured, senior convertible note, (the “Exchanged Note”). At the time of the exchange, the Exchanged Note had the same principal amount and accrued interest as the Initial Note. The Exchanged Note is convertible into our common stock and has the same scheduled monthly installment payments as the Initial Note. The Exchanged Note provides us with additional flexibility to make monthly installment payments in shares of our common stock. We retain the ability to repay the Exchanged Note in cash. Specifically, the amendments to the Exchanged Note:

•

Allow us to convert, subject to the satisfaction of certain conditions set forth in the Exchanged Note, (a) at least $2.5 million of the approximately $5.3 million installment amount payable with respect to the January 2013 installment date (including approximately $4.2 million of deferred installment amounts from the period September 4, 2012 to December 3, 2012) into shares of the Company’s common stock, (On December 21, 2012 we converted $3.8 million in deferred installment amount principal and interest and issued 1,715,443 shares of common stock), and (b) the balance of the January 2013 installment amount in equal amounts on each of the February and March 2013 installment dates;

•	Reduce the price failure equity condition with respect to a particular date of determination from $2.50 to $1.00;

•

Reduce the aggregate daily dollar trading volume equity condition required for at least 25 of the 30 consecutive trading days immediately preceding a date of determination from $1,500,000 to $850,000 per trading day. In addition, if the aggregate daily dollar trading volume is between $50,000 and $850,000, the Company may still convert into common stock a portion of an installment amount payable with respect to an installment date equal to the quotient of (x) the aggregate daily dollar trading volume, divided by (y) $850,000;

•	Increase CVI’s beneficial ownership limitation under the Exchanged Note from 4.99% to 9.99%; and

•	Reduce the conversion price, from $4.85 per share our common stock to $3.19 per share of our common stock, subject to certain price-based and other anti-dilution adjustments.

On June 5, 2012, we entered into a Term Loan with Hercules Technology Growth Capital, Inc., under which we borrowed $10.0 million. After the closing fees and expenses, the net proceeds were $9.7 million. The Term Loan bears an interest rate equal to 11% plus the percentage, if any, in which the prime rate as reported by The Wall Street Journal exceeds 3.75%. We made interest only payments from July 1, 2012 through October 31, 2012, after which we began paying the Term Loan in equal monthly installments ending on December 1, 2014. The Term Loan is secured by substantially all of our existing and future assets, including a mortgage on real property owned by our wholly owned subsidiary, ASC Devens LLC, and located at 64 Jackson Road, Devens, Massachusetts. The Term Loan contains certain covenants that restrict our ability to, among other things, incur or assume certain debt, merge or consolidate, materially change the nature of our business, make certain investments, acquire or dispose of certain assets, make guaranties or grant liens on its assets, make certain loans, advances or investments, declare dividends or make distributions or enter into transactions with affiliates. In addition, the Term Loan contains a covenant which requires us to maintain a minimum unrestricted cash balance in the United States of at least $10.0 million at the inception of the Term Loan, which will decrease starting November 1, 2012 and monthly thereafter by the amount of principal paid. The events of default under the Term Loan include, but are not limited to, failure to pay amounts due, breaches of covenants, bankruptcy events, cross defaults under other material indebtedness and the occurrence of a material adverse effect and/or change in control. In the case of a continuing event of default, the lender may, among other remedies, declare due all unpaid principal amounts outstanding and any accrued but unpaid interest and foreclose on all collateral granted to the lender as security under the Term Loan.

Although we believe we are in and expect to remain in compliance with covenants and restrictions included in the agreements governing these debt arrangements as of the date of this Quarterly Report on Form 10-Q, there can be no assurance that we will continue to be in compliance. If we fail to stay in compliance with our covenants or suffer some other event of default, we may be forced to repay the outstanding principal of one or both of our debt obligations. In the case of the Exchanged Note, such an event of default would also include the requirement to pay a penalty as defined in the agreement. Should this occur, our liquidity would be adversely affected.

At December 31, 2012, we had cash and cash equivalents, of $42.5 million, all of which was unrestricted. We experienced a substantial decline in revenues, incurred a net loss of $136.8 million and used $141.0 million of cash for operations during the fiscal year ended March 31, 2012. As a result, we reduced our global workforce by approximately 50% and consolidated certain business operations in three locations to reduce facility costs. During the third quarter of fiscal 2012, in response to challenging conditions in the wind power market, we undertook an action to again reduce our global workforce by approximately 25%, including a plan to consolidate certain of our office locations. As of December 31, 2012, we had a global workforce of approximately 373 persons.

We used $40.7 million in cash for operations during the nine months ended December 31, 2012, compared to $133.3 million during the nine months ended December 31, 2011. We expect that our cost reduction efforts will result in a substantial reduction in cash used for operations during the fiscal year ending March 31, 2013. We plan to closely monitor our expenses and, if required, expect to further reduce operating costs and capital spending to enhance liquidity.

We believe that our available cash, together with additional reductions in operating costs and capital expenditures that we expect to make, if necessary, will be sufficient to fund our operations, capital expenditures and any scheduled cash payments under our debt obligations through December 31, 2013, on the assumption that we continue to be able to make installment payments on the Exchanged Note in shares of common stock. Our ability to pay required monthly installment payments under the Exchanged Note in equity instead of cash is based on certain stock price and trading volume conditions that are outside of our control. If one or both of these equity conditions are not met (absent a waiver from the lender, which has been provided in the past) we may be required to make required monthly installment payments in cash. As of the date of this report, we have only made payments to the lender in shares of common stock. Should a scenario arise that we are required to make future scheduled installment payments entirely in cash, then there may not be sufficient available cash to fund operations, capital expenditures and scheduled cash payments under our other debt obligations through December 31, 2013. Further, our liquidity is highly dependent on our ability to profitably grow revenues through both the acquisition of new customers and growth from our existing customers, fund and maintain compliance with the covenants and restrictions on our debt obligations, and raise additional capital, as required. Potential sources of additional capital include sales of assets and obtaining additional financing (with the agreement of its lenders if required). With respect to sales of assets or additional financing, there can be no assurance that such sales can be completed on acceptable terms or at all or that financing will be available on commercially acceptable terms or at all.

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

Interest Rate Risk

Our exposure to interest rate risk through financial instruments includes our Term Loan that carries a variable interest rate. Our Term Loan bears an interest rate equal to 11% plus the percentage, if any, by which the prime rate as reported by The Wall Street Journal exceeds 3.75%. We do not believe that a 10% change in interest rates would have a material impact on our financial position or results of operations. Our Exchanged Note bears a fixed interest rate of 7%; however upon the occurrence on an event of default pursuant to the Exchanged Note, the interest rate would increase to 15%.

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

We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than our functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. Gross margins of products we manufacture in the U.S. and sell in currencies other than the U.S. dollar are also affected by foreign currency exchange rate movements. In addition, a portion of our earnings is generated by our foreign subsidiaries, whose functional currencies are other than the U.S. dollar, and our revenues and earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the earnings of such subsidiaries into the U.S. dollar.

Foreign currency impacts included in our net loss were a loss of $0.2 million and a gain of $0.2 million for the three and nine months ended December 31, 2012, and gains of $0.7 million and $2.9 million for the three and nine months ended December 31, 2011, respectively.

Stock Price and Dollar Trading Volume Risk

Our ability to pay required monthly installment payments under the Exchanged Note in equity instead of cash is based on certain stock price and trading volume conditions that are outside of our control. In order to make monthly installment payments under the Exchanged Note entirely in stock, the price of our common stock must remain above $1.00 per share and the average aggregate daily dollar trading volume of our common stock must be above $850,000. We may still pay a portion of the monthly installment payments under the Exchanged Note in stock, if the aggregate daily dollar trading volume is between $50,000 and $850,000, in an amount equal to the quotient of (x) the aggregate daily dollar trading volume, divided by (y) $850,000. We currently intend to make payments in equity whenever the equity conditions are met. If either of these equity conditions are not met (absent a waiver from the lender, which has been provided in the past) we may be required to make required monthly installment payments in cash, which could adversely impact our liquidity. As of the date of this filing, we have only made payments to the lender in shares of common stock.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

Between May 4, 2011 and June 17, 2011, four putative shareholder derivative complaints were filed against us (as a nominal defendant) and certain of our directors in the United States District Court for the District of Massachusetts. On July 5, 2011, the District Court consolidated three of these actions, and that matter is now captioned In re American Superconductor Corporation Derivative Litigation, Docket No. 1:11-cv-10784-WGY. On June 1, 2011, the plaintiff in the fourth action, Marlborough Family Revocable Trust v. Yurek, et al., moved to voluntarily dismiss its complaint and refiled its complaint in Superior Court for the Commonwealth of Massachusetts, Middlesex County. On September 7, 2011, the Marlborough action and another putative shareholder derivative complaint filed in Superior Court for the Commonwealth of Massachusetts were consolidated. That consolidated matter is captioned In re American Superconductor Corporation Shareholder Derivative Litigation, Docket No. 11-1961. On January 12, 2012, an additional shareholder derivative complaint was filed in the Court of Chancery for the State of Delaware. That matter is captioned Krasnoff v. Budhraja, et al., Docket No. 7171. The allegations of the derivative complaints mirror the allegations made in the putative class action complaints described above. The plaintiffs purport to assert claims against the director defendants for breach of fiduciary duty, abuse of control, gross mismanagement, unjust enrichment and corporate waste. The plaintiffs seek unspecified damages on behalf of us, as well as an award of costs and expenses, including attorney’s fees.

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

We also submitted a civil action application to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Yi Zhong Min Chu Zi No. 15524, against Sinovel for software copyright infringement on September 13, 2011. The application alleges Sinovel’s unauthorized use of portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines and the binary code, or upper layer, of our software for our PM3000 power converters in 1.5MW wind turbines. In July 2011, a former employee of our Austrian subsidiary was arrested in Austria on charges of economic espionage and fraudulent manipulation of data. In September 2011, the former employee pled guilty to the charges, and was imprisoned. As a result of our internal investigation and a criminal investigation conducted by Austrian authorities, we believe that this former employee was contracted by Sinovel through an intermediary while employed by us and improperly obtained and transferred to Sinovel portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines. Moreover, we believe the former employee illegally used source code to develop for Sinovel a software modification to circumvent the encryption and remove technical protection measures on the PM3000 power converters in 1.5MW wind turbines in the field. We are seeking a cease and desist order with respect to the unauthorized copying, installation and use of our software, monetary damages of approximately RMB 38 million ($6 million) for our economic losses and reimbursement of all costs and reasonable expenses. The Beijing No. 1 Intermediate People’s Court accepted the case, which was necessary in order for the case to proceed. In November 2011, Sinovel filed a motion to remove this case from the Beijing No. 1 Intermediate People’s Court and to transfer the matter to the Beijing Arbitration Commission. On February 14, 2012, the court denied Sinovel’s motion to remove the case. On February 21, 2012, Sinovel filed an appeal of the Beijing No. 1 Intermediate People’s Court decision to the Beijing Higher People’s Court. On April 25, 2012, the Beijing Higher People’s Court issued a final Civil Ruling which supports the Beijing No.1 Intermediate People’s Court’s civil ruling and rejected Sinovel’s appeal. Sinovel filed an appeal of the Beijing Higher People’s Court’s decision with China’s Supreme People’s Court. A hearing regarding this appeal was held at the Chinese Supreme People’s Court on October 26, 2012. On November 23, 2012, the China’s Supreme People’s Court issued a Civil Ruling, holding that (1) it will conduct a re-trial of Sinovel’s appeal, and (2) the lower court’s decision will be stayed pending the re-trial.

Sinovel filed a new motion on June 18, 2012, to remove this case from the Beijing No. 1 Intermediate People’s Court to the court located in Gansu Province. On October 19, 2012, the Court disallowed Sinovel’s motion due to its late filing.

We submitted a civil action application to the Beijing Higher People’s Court against Sinovel and certain of its employees for trade secret infringement on September 13 2011 under the caption (2011) Gao Min Chu Zi No. 4193. The application alleges the defendants’ unauthorized use of portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines as described above with respect to the Copyright Action. We are seeking monetary damages of RMB 2.9 billion ($453 million) for the trade secret infringement as well as reimbursement of all costs and reasonable expenses. The Beijing Higher People’s Court has accepted the case, which was necessary in order for the case to proceed. On December 22, 2011 the Beijing Higher People’s Court transferred the case to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Gao Min Chu Zi No. 4193. On June 7, 2012, we received the Acceptance Notice form the Beijing No. 1 Intermediate People’s Court under the caption (2012) Yi Zhong Min Chu Zi No. 6833. We are currently awaiting notice from the Beijing No. 1 Intermediate People’s Court regarding the first hearing date. In August 2012, Sinovel filed a motion to remove this case from the Beijing No. 1 Intermediate People’s Court and transfer the matter to the Beijing Arbitration Commission.

On September 16, 2011, we filed a civil copyright infringement complaint in the Hainan Province No. 1 Intermediate People’s Court against Dalian Guotong Electric Co. Ltd. (“Guotong”), a supplier of power converter products to Sinovel, and Huaneng Hainan Power, Inc. (“Huaneng”), a wind farm operator that has purchased Sinovel wind turbines containing Guotong power converter products. The case is captioned (2011) Hainan Yi Zhong Min Chu Zi No. 62. The application alleges that our PM1000 converters in certain Sinovel wind turbines have been replaced by converters produced by Guotong. Because the Guotong converters are being used in wind turbines containing our wind turbine control software, we believe that our copyrighted software is being infringed. We are seeking a cease and desist order with respect to the unauthorized use of our software, monetary damages of RMB 1.2 million ($0.2 million) for our economic losses (with respect to Guotong only) and reimbursement of all costs and reasonable expenses. The court has accepted the case, which was necessary in order for the case to proceed. In addition, upon the request of the defendant Huaneng, Sinovel has been added by the court to this case as a defendant and Huaneng has been released from this case. In December 2011, Sinovel filed a jurisdiction opposition motion requesting dismissal by the Hainan Province No. 1 Intermediate People’s Court, saying the case should be governed by the Beijing Arbitration Commission. On February 3, 2012, we received the Civil Ruling from the court, which granted Sinovel’s motion, and dismissed the entire case. We appealed the court’s ruling to the Hainan Higher Court, which on April 5, 2012 upheld the decision of the Hainan Province No. 1 Intermediate People’s Court. On April 9, 2012, we filed an appeal of the Hainan Higher Court’s decision with China’s Supreme People’s Court. The Supreme Court accepted the appeal on May 23, 2012. The case is captioned, (2012) Min Shen Zi No. 630. On December 20, 2012, the China’s Supreme People’s Court issued a Civil Ruling, holding that (1) it will conduct a re-trial of our appeal, and (2) the lower court’s decision will be stayed pending the re-trial.

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

Investing in our common stock involves a high degree of risk. In addition to the updated risk factor set forth below and the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider important factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended March 31, 2012, which could materially affect our business, financial condition or future results. To the best of our knowledge, as of the date of this report there has been no material change in the risk factors described in our Annual Report on Form 10-K/A, except for the following:

New regulations related to conflict-free minerals may force us to incur significant additional expenses.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC established new annual disclosure and reporting requirements for those companies who use “conflict” minerals mined from the DRC and adjoining countries in their products. These new requirements will require due diligence efforts for the 2013 calendar year, with initial disclosure requirements beginning in May 2014. These new requirements could affect the sourcing and availability of minerals used in the manufacture of our products. As a result, we may not be able to obtain materials at competitive prices and there will likely be significant additional costs associated with implementing new due diligence procedures that satisfy the new regulation. In addition, as our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement, and we may incur additional costs as a result of changes to product, processes or sources of supply as a consequence of these new requirements.

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

AMERICAN SUPERCONDUCTOR CORPORATION

Date: February 11, 2013	By:	/s/ David A. Henry
David A. Henry
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1	Exchanged Note dated as of December 20, 2012 between the Registrant and Capital Ventures International

10.1	Amendment and Exchange Agreement, dated as of December 20, 2012, by and between the Registrant and Capital Ventures International (1)

31.1	Chief Executive Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer — Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer — Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

(1)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 21, 2012 (Commission file No. 000-19672).

**	submitted electronically herewith

Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended December 31, 2012 and 2011, (ii) Condensed Consolidated Balance Sheets as of December 31, 2012 and March 31, 2012, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended December 31, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements.