Form 10-K
period 2013-03-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2013-06-14
CIK 880807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on September 30, 2012, based on the closing price of the shares of Common Stock on the Nasdaq Global Select Market on that date ($4.15 per share) was $169.4 million.

Number of shares outstanding of the registrant’s Common Stock, as of June 10, 2013 was 60,463,294.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the annual meeting of stockholders scheduled to be held on August 1, 2013, to be filed with the Securities and Exchange Commission (the “SEC”), are incorporated by reference in answer to Part III of this Form 10-K.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that relate to future events or conditions, including without limitation, the statements in Part I, “Item 1A. Risk Factors” and in Part II under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects or our prospective results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain. There are a number of important factors that could materially impact the value of our common stock or cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include: We have experienced recurring operating losses and recurring negative cash flows from operations which raise substantial doubt about our ability to continue as a going concern. This substantial doubt has resulted in a qualified opinion from our auditors with an explanatory paragraph regarding our ability to continue as a going concern. We believe this opinion may have an adverse effect on our customer and supplier relationships; our success in addressing the wind energy market is dependent on the manufacturers that license our designs; we may not realize all of the sales expected from our backlog of orders and contracts; our business and operations would be adversely impacted in the event of a failure or security breach of our information technology infrastructure; our success is dependent upon attracting and retaining qualified personnel and our inability to do so could significantly damage our business and prospects; we rely upon third-party suppliers for the components and subassemblies of many of our Wind and Grid products, making us vulnerable to supply shortages and price fluctuations, which could harm our business; many of our revenue opportunities are dependent upon subcontractors and other business collaborators; if we fail to implement our business strategy successfully, our financial performance could be harmed; problems with product quality or product performance may cause us to incur warranty expenses and may damage our market reputation and prevent us from achieving increased sales and market share; our contracts with the U.S. government are subject to audit, modification or termination by the U.S. government and include certain other provisions in favor of the government; the continued funding of such contracts remains subject to annual congressional appropriation which, if not approved, could reduce our revenue and lower or eliminate our profit; we may acquire additional complementary businesses or technologies, which may require us to incur substantial costs for which we may never realize the anticipated benefits; many of our customers outside of the United States are, either directly or indirectly, related to governmental entities, and we could be adversely affected by violations of the United States Foreign Corrupt Practices Act and similar worldwide anti-bribery laws outside the United States; we have limited experience in marketing and selling our superconductor products and system-level solutions, and our failure to effectively market and sell our products and solutions could lower our revenue and cash flow; we have experienced recurring losses from operations and negative operating cash flow; these factors raise substantial doubt regarding our ability to continue as a going concern; we have a history of operating losses, and we may incur additional losses in the future; our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter; we may require additional funding in the future and may be unable to raise capital when needed; our debt obligations include certain covenants and other events of default; should we not comply with the covenants or incur an event of default, we may be required to repay our debt obligations in cash, which could have an adverse effect on our liquidity; if we fail to maintain proper and effective internal controls over financial reporting, our ability to produce accurate and timely financial statements could be impaired and may lead investors and other users to lose confidence in our financial data; we may be required to issue performance bonds or provide letters of credit, which restricts our ability to access any cash used as collateral for the bonds or letters of credit; changes in exchange rates could adversely affect our results from operations; growth of the wind energy market depends largely on the availability and size of government subsidies and economic incentives; we depend on sales to customers in China, and global conditions could negatively affect our operating results or limit our ability to expand our operations outside of China; changes in China’s political, social, regulatory and economic environment may affect our financial performance; our products face intense competition, which could limit our ability to acquire or retain customers; our international operations are subject to risks that we do not face in the United States, which could have an adverse effect on our operating results; adverse changes in domestic and global economic conditions could adversely affect our operating results; we may be unable to adequately prevent disclosure of trade secrets and other proprietary information; our patents may not provide meaningful protection for our technology, which could result in us losing some or all of our market position; the commercial uses of superconductor products are limited today, and a widespread commercial market for our products may not develop; there are a number of technological challenges that must be successfully addressed before our superconductor products can gain widespread commercial acceptance, and our inability to address such technological challenges could adversely affect our ability to acquire customers for our products; we have not manufactured our Amperium wire in commercial quantities, and a failure to manufacture our Amperium wire in commercial quantities at acceptable cost and quality levels would substantially limit our future revenue and profit potential; third parties have or may acquire patents that cover the materials, processes and technologies we use or may use in the future to manufacture our Amperium products, and our success depends on our ability to license such patents or other proprietary rights; our technology and products could infringe intellectual property rights of others, which may require costly litigation and, if we are not successful, could cause us to pay substantial damages and disrupt our business; we have filed a demand for arbitration and other lawsuits against our former largest customer, Sinovel, regarding amounts we contend are overdue. We cannot be certain as to the outcome of these proceedings; we have been named as a party to purported stockholder class actions and stockholder derivative complaints, and we may be named in additional litigation, all of which will require significant management time and attention, result in significant legal expenses and may result in an unfavorable outcome, which could have a material adverse effect on our business, operating results and financial condition; our 7% convertible note contains warrants and provisions that could limit our ability to repay the note in shares of common stock and should the note be repaid in stock, shareholders could experience significant dilution; our common stock has experienced, and may continue to experience, significant market price and volume fluctuations, which may prevent our stockholders from selling our common stock at a profit and could lead to costly litigation against us that could divert our management’s attention; new regulations related to conflict-free minerals may force us to incur significant additional expenses. These and the important factors discussed under the caption “Risk Factors” in Part 1. Item 1A of this Form 10-K for the fiscal year ended March 31, 2013, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Any such forward-looking statements represent management’s estimates as of the date of this Annual Report on Form 10-K. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

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

Since our inception, our company has designed wind turbines for or licensed wind turbines to more than 10 wind turbine manufacturing customers including Beijing JINGCHENG New Energy (“JCNE”) in China, Inox Wind Limited (“Inox”) in India, and Hyundai Heavy Industries (“HHI”) in South Korea. We have also served over 100 customers in the grid market since our inception, including American Electric Power and Long Island Power Authority in the United States, EDF Group in France, Korean Electric Power Corporation in Korea and Ergon Energy in Australia. We serve customers globally through a localized sales and field service presence in our core target markets.

Our wind and power grid solutions help to improve energy efficiency, alleviate power grid capacity constraints and increase the adoption of renewable energy generation. Demand for our solutions is driven by the growing needs for renewable sources of electricity, such as wind and solar energy, and for modernized smart grids that improve power reliability and quality. Concerns about these factors have led to increased spending by corporations as well as supportive government regulations and initiatives on local, state and national levels, including renewable portfolio standards, tax incentives and international treaties. We estimate that today’s total addressable global market for our wind and grid solutions is approximately $5 billion.

We segment our operations into two market-facing business units: Wind and Grid. We believe this market-centric structure enables us to more effectively anticipate and meet the needs of wind turbine manufacturers, power generation project developers and electric utilities.

•

Wind.    Through our Windtec Solutions, our Wind business segment enables manufacturers to field wind turbines with exceptional power output, reliability and affordability. We supply advanced power electronics and control systems, license our highly engineered wind turbine designs, and provide extensive customer support services to wind turbine manufacturers. Our design portfolio includes a broad range of drive trains and power ratings up to 10 megawatt, (“MW”). We provide a broad range of power electronics and software-based control systems that are highly integrated and redesigned for optimized performance, efficiency, and grid compatibility.

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

Our fiscal year begins on April 1 and ends on March 31. When we refer to a particular fiscal year, we are referring to the fiscal year beginning on April 1 of that same year. For example, fiscal 2012 refers to the fiscal year beginning on April 1, 2012. Other fiscal years follow similarly.

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

•

Differentiated Technologies.    Our PowerModule™ power converters are based on proprietary software and hardware combinations and are used in a broad array of applications, including our D-VAR® grid interconnection and voltage control systems, as well as our wind turbine electrical control systems. Our proprietary Amperium™ superconductor wire was engineered to allow us to tailor the product via laminations to meet the electrical and mechanical performance requirements of widely varying end-use applications, including power cables and fault current limiters for the Grid market and generators for the Wind market.

•

Highly Scalable, Low-Cost Manufacturing Platform.    We can increase the production of our proprietary power electronics and superconductor technologies at costs that we believe are low relative to our competitors. Our proprietary manufacturing technique for Amperium™ wires is modular in nature, which allows us to expand manufacturing capacity at a relatively low incremental cost.

•

Robust Patent Position and Engineering Expertise.    As of March 31, 2013, we owned more than 440 patents and patent applications worldwide (including international counterparts to U.S. patents), and had rights through exclusive and non-exclusive licenses to more than 280 additional patents and patent applications worldwide. We believe our technology and manufacturing knowledge base, customer and product expertise and patent portfolio provide a strong competitive position.

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

•

Pursue Emerging Overseas Markets and Serve Key Markets Locally.    We focus our sales efforts on overseas markets that are investing aggressively in renewable energy and power grid projects, and we have been particularly successful in targeting key Asian markets, including China, India and South Korea. As part of our strategy, we serve our key target markets with local sales and field service personnel, which enables us to understand market dynamics and more effectively anticipate customer needs while also reducing response time. We currently serve target markets such as Australia, Brazil, China, India, South Korea, and Turkey and plan to expand locally into other markets in Eastern Europe.

•

Product Innovation.    We have a strong record of developing unique solutions for megawatt-scale power applications and will continue our focus on investing in innovation. In recent years, our product development efforts have included wind power-specific power converters and superconductor-based generators for 10 MW wind turbines.

•

Pursue Targeted Strategic Alliances.    We will continue to pursue strategic business relationships that complement our product portfolio and increase our rate of growth. We have built strategic alliances and close corporate relationships with many industry leaders (including LS Cable, Nexans, Siemens and Vestas) to develop and commercialize our products.

Market opportunities

Our solutions address two substantial global demands:

•	the demand for renewable sources of electricity, and

•	the demand for modernized, smart power grid infrastructure that alleviates capacity constraints and improves electricity reliability, security and efficiency.

Wind market overview

The market for wind-generated, zero-emission electricity has grown steadily for more than a decade. According to MAKE Consulting (“MAKE”), nearly 45,000 MW’s of wind generation capacity were added worldwide in 2012, as compared to 41,000 MW in 2011. MAKE expects 45,000 MW to be installed in 2013, with further growth in 2014.

Several factors are driving the future growth in the wind power market, including substantial government incentives and mandates that have been established globally, technological improvements, turbine cost reductions, the development of the offshore wind market and increasing cost competitiveness with existing power generation technologies. Technological advances, declining turbine production cost and increasing prices for fossil fuels continue to increase the competitiveness of wind versus traditional power generation technologies.

The vast majority of the wind power capacity installed worldwide to date is onshore. In the future, industry analysts anticipate rapid growth in the offshore wind market due to its advantages in terms of both wind patterns and real estate availability. MAKE forecasts a compound annual growth rate (“CAGR”) of 44% from 2011 to 2016 and 18 gigawatts of installations in the same period as wind turbine power ratings and performance continue to improve and project costs decline.

Our solutions for the wind market

We address the challenges of the wind power market by designing and engineering wind turbines, providing extensive support services to wind turbine manufacturers and manufacturing and selling critical components for wind turbines.

•

Electrical Control Systems.    We provide full electrical control systems or a subset of those systems (“core electrical components”) to manufacturers of wind turbines designed by us. Our electrical control systems regulate voltage, control power flows and maximize wind turbine efficiency, among other functions. To date, we have shipped enough core electrical components and complete electrical control systems to power more than 10,000 MW of wind power. We believe our electrical control systems represent approximately 10% of a wind turbine’s bill of materials. We believe that our addressable market for electrical control systems was nearly $3 billion annually in 2012.

•

Wind Turbine Designs.    We design and develop entire state-of-the-art onshore and offshore wind turbines with power ratings up to 10 MW’s for manufacturers who are in the business of producing wind turbines or who plan to enter the business of manufacturing wind turbines. These customers typically pay us licensing fees for wind turbine designs and purchase from us the core electrical components or complete electrical control systems needed to operate the wind turbines.

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

Our approach to the wind energy markets allows our customers to use our world-class turbine engineering capabilities while minimizing their research and development costs. These services and our advanced electrical control systems provide our customers with the ability to produce standardized or next-generation wind turbines at scale for their local market or the global market quickly and cost-effectively. Our team of highly experienced engineers works with clients to customize turbine designs specifically tailored to local markets while providing ongoing access to field services support and future technological advances. We have designed wind turbines for or have licensed wind turbines to more than 10 wind turbine manufacturers in Europe and Asia.

Grid market overview

Until the early part of the previous decade, transmission grid investment in the United States experienced a prolonged decline caused by uncertainty regarding the ownership of and return on transmission grid investments. This period of underinvestment resulted in an increasing number of grid disturbances and blackouts. A study conducted by researchers at Lawrence Berkeley National Laboratory found that electric power outages and blackouts, whether caused by equipment failures or larger events, such as Hurricane Sandy, cost the United States approximately $80 billion annually. These events and statistics have prompted broad recognition worldwide of the need to modernize and enhance the reliability and security of power grids. An increasing number of nations, including China, South Korea and the United States, are promoting the adoption of new smart grid technologies and programs to enhance grid capacity, efficiency and reliability.

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

•

Transmission Planning Services.    We provide transmission planning services that identify power grid constraints and determine how our solutions might improve network performance. These services often lead to sales of grid interconnection solutions for wind farms and solar power plants, power quality systems for utilities and heavy industrial operations and transmission and distribution cable systems.

•

D-VAR® Systems.    The power that flows through alternating current (“AC”) networks comprises both real power, measured in watts, and reactive power, measured in Volt Amp Reactive (“VARs”). In simple terms, reactive power is required to support voltage in the power network. D-VAR® systems can provide the reactive power needed to stabilize voltage on the grid. These systems also can be used to connect wind farms and solar power plants to the power grid seamlessly. In a January 2011 report, research firm, GlobalData, estimated that the global market for Flexible AC Transmission Systems (“FACTS”) such as D-VAR® was nearly $1.5 billion in 2010 and that this market would increase to approximately $2 billion by 2020.

•

Superconductor Wire.    Conventional conductors of electricity, such as aluminum and copper wire, lose energy due to resistance. Using a compound of yttrium barium copper oxide (“YBCO”), we manufacture and provide superconductor wire that can conduct many times more electricity than conventional conductors with no power loss. This wire can be incorporated into a variety of applications, including motors, generators, fault current limiters and, most importantly, power cables. According to a report by industry research group, Amadee, the market for high temperature superconductor products is nearly $400 million today and will grow to over $2 billion by 2019.

•

Power Cables.    Underground cables, rather than overhead power lines, transmit an increasing amount of the world’s power, particularly in urban and metropolitan areas. As power demands grow, grid capacity and reliability issues can arise. With their ability to carry up to 10 times more power than conventional power cables, superconductor cables can effectively break this bottleneck. We offer cable systems that are manufactured by third parties and also offer turnkey project management services to electric utilities.

Core Technologies

Superconductors

Our second generation (“2G”) high-temperature superconductor (“HTS”) wire technology helps us address the smart grid infrastructure market opportunity by providing components and solutions designed to increase the power grid’s capacity, reliability, security and efficiency. Our wire, known as Amperium™ wire, conducts electricity with zero resistance below about -297 degrees Fahrenheit. The technology can be used in many applications including electricity transmission cables, superconducting generators, voltage regulators and degaussing systems for naval vessels. Superconductor power cables, which are a class of high-capacity, environmentally-benign and easy-to-install transmission and distribution cables, address power grid capacity issues by increasing the thermal limit of existing or new corridors. Superconductor power cables are cylindrically shaped systems consisting of HTS wires (which conduct electricity) surrounded by electrical insulation encased in a metal or polymeric jacket.

Currently, power cables are made primarily using copper wires. Power cables incorporating our Amperium™ wire are able to carry up to 10 times the electrical current of copper cables of the same diameter. These new cable systems also bring efficiency advantages. Traditional cable systems heat up due to the electrical resistance of copper, causing electrical losses. Electrical losses at transmission voltage average about 7% in the United States and other developed nations, but can exceed 20% in some locations due to the distance of the line and the power grid’s architecture and characteristics, among other factors. Conversely, HTS materials can carry direct current (“DC”) with 100% efficiency and alternating current (“AC”) with nearly 100% efficiency when they are cooled below a critical temperature. As a result, AC HTS power cables lose significantly less power to resistive heating than copper cables, and DC HTS power cables have no energy losses due to resistive heating.

PowerModule Power Converters

Our family of PowerModule™ power electronic converters incorporates power semiconductor devices that switch, control and move large amounts of power faster and with far less disruption than the electromechanical switches historically used. While today our PowerModule™ systems are used primarily in wind and power grid applications, they also have been incorporated into electric motor drives, distributed and dispersed generation devices (micro-turbines, fuel cells and photovoltaics), power quality solutions, batteries and flywheel-based uninterruptible power supplies.

Our wind turbine electrical control systems and our D-VAR® systems incorporate our PowerModule™ technology.

Customers

Since our inception, we have designed wind turbines for or licensed wind turbines designs to more than 10 wind turbine manufacturing customers including JCNE in China, Inox in India, and HHI in South Korea. We have also served over 100 customers in the grid market since our inception, including American Electric Power and Long Island Power Authority in the United States, EDF Group in France, Korean Electric Power Corporation

in Korea and Ergon Energy in Australia. We serve customers globally through a localized sales and field service presence in our core target markets.

Facilities and manufacturing

Our primary facilities and their primary functions are as follows:

•	Devens, Massachusetts — Corporate headquarters and superconductors research, development and manufacturing

•	New Berlin, Wisconsin — Power electronics and controls research and development

•	Middleton, Wisconsin — D-VAR® system manufacturing

•	Klagenfurt, Austria — Wind turbine engineering

•	Suzhou, China — PowerModule™ power converter manufacturing

Our global footprint also includes sales and field service offices in the Australia, Brazil, Germany, India, South Korea, Turkey and the United Kingdom.

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

In fiscal year 2012, two customers, Inox and JCNE, accounted for approximately 19% and 13%, respectively, of our total revenues. In fiscal year 2011, Inox and Doosan Heavy Industries, accounted for approximately 18% and 11%, respectively, of our total revenues. We generated no revenue from Sinovel in either fiscal year 2012 or 2011. However, Sinovel represented approximately 68% of our total revenue for fiscal year 2010 and was the only customer accounting for more than 10% of our total revenue for that fiscal year. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further discussion of the Sinovel customer relationship.

The portion of total revenue recognized from customers located outside the United States was 85%, 72% and 93% for fiscal years 2012, 2011 and 2010, respectively. Of the revenue recognized from customers outside the United States, we recognized 24%, 31% and 82% from customers in China in fiscal years 2012, 2011 and 2010, respectively. For additional financial information, see the notes to consolidated financial statements included herein, including Note 16, “Business Segment and Geographic Information,” regarding our business segments.

Backlog

We had backlog at March 31, 2013 of approximately $84.7 million from government and commercial customers, compared to $98.6 million at March 31, 2012. Current backlog represents the value of contracts and purchase orders received for which delivery is expected during fiscal 2013 based on contractually agreed-upon terms.

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

We face competition from companies offering various types of wind turbine electrical system components, which include ABB, General Electric, Guotong Electric, Ingeteam, Mita-Teknik and Woodward. We also face indirect competition in the wind energy market from global manufacturers of wind turbines, such as Gamesa, General Electric, Suzlon and Vestas.

We face competition for the supply of wind turbine engineering design services from design engineering firms such as GL Garrad Hassan, and from licensors of wind turbine systems such as Aerodyn and AventisEnergy.

Grid

We face competition from other companies offering FACTS systems similar to our D-VAR® and Static Var Compensator, (“SVC”) solutions. These include SVCs from ABB, Alstom, AREVA, Mitsubishi Electric and Siemens; adaptive VAR compensators and STATCOMs produced by S&C Electric; DVRs produced by companies such as ABB and S&C Electric; and flywheels and battery-based UPS systems offered by various companies around the world.

We face competition both from suppliers of traditional wires made from materials such as copper and from companies who are developing HTS wires. We also face competition for our Amperium™ wire from a number of companies in the United States and abroad who are developing 2G HTS wire technology. These include Innova, MetOx, Superconductor Technologies and Superpower (a subsidiary of Furukawa) in the United States; Fujikura, Showa and Sumitomo in Japan; SuNAM in South Korea; and Bruker, evico GmbH and Nexans in Europe. Certain companies, including evico GmbH, Nexans, Showa and Sumitomo Electric, have been focusing their research programs more recently on the development of 2G HTS wire made by the same or similar processes we have chosen to use to manufacture our Amperium™ wire.

Many of our competitors have substantially greater financial resources, research and development, manufacturing and marketing capabilities than we do. In addition, as our target markets develop, other large industrial companies may enter these fields and compete with us.

Patents, licenses and trade secrets

Patent Background

An important part of our business strategy is to develop a strong worldwide patent position in all of our technology areas. Our intellectual property (“IP”) portfolio includes both patents we own and patents we license from others. We devote substantial resources to building a strong patent position, and we believe that we have significantly strengthened our position in the past several years. As of March 31, 2013, we owned (either solely or jointly) more than 95 U.S. patents and more than 20 U.S. patent applications on file. We also hold licenses from third parties covering more than 100 issued U.S. patents and patent applications. Together with the international counterparts of each of these patents and patent applications, we own more than 440 patents and patent applications worldwide, and have rights through exclusive and non-exclusive licenses to more than 280 additional patents and patent applications. We believe that our current patent position, together with our expected ability to obtain licenses from other parties to the extent necessary, will provide us with sufficient proprietary rights to develop and sell our products. However, for the reasons described below, we cannot assure you that this will be the case.

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

There are no patents that we own or license expiring during fiscal 2013 that we consider material to our business or competitiveness.

Wind and Grid Patents

We have received patents and filed a significant number of additional patent applications on power quality and reliability systems, including our D-VAR® system. Our products are covered by more than 80 patents and patents pending worldwide on both our systems and power converter products. The patents and applications focus on inventions that significantly improve product performance and reduce product costs, thereby providing a competitive advantage. One invention of note allows for a reduction in the number of power inverters required in the system by optimally running the inverters in overload mode, thereby significantly reducing overall system costs. Another important invention uses inverters to offset transients due to capacitor bank switching, which provides improved system performance.

Under our Windtec Solutions brand, we design a variety of wind turbine systems and license these designs, including expertise and patent rights, to third parties for an upfront fee. Our wind turbine designs are covered by more than 70 patents and patents pending worldwide on wind turbine technology. We have patent coverage on the unique design features of our blade pitch control system, which ensures optimal aerodynamic flow conditions on the turbine blades and improves system efficiency and performance. The pitch system includes a patented SafetyLOCK™ feature that causes the blades to rotate to a feathered position to prevent the rotor blades from spinning during a fault.

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

We are focusing on the production of our Amperium™ wire, and we intend to continue to maintain a leadership position in 2G HTS wire through a combination of patents, licenses and proprietary expertise. In addition to our owned patents and patent applications in 2G HTS wire, we have obtained licenses from (i) MIT for the MOD process we use to deposit the YBCO layer, (ii) Alcatel-Lucent on the YBCO material, and (iii) the

University of Tennessee/Battelle for the RABiTS® process we use for the substrate and buffer layers for this technology. If alternative processes become more promising in the future, we will also seek to develop a proprietary position in these alternative processes.

We have a significant number of patents and patents pending covering applications of HTS wire, such as HTS fault current limiting technology (including both our HTS power cable solution called Fault Blocker™, as well as stand-alone fault current limiting capability) and HTS rotating machines. Since the superconductor rotating machine and FaultBlocker™ applications are relatively new, we are building a particularly strong patent position in these areas. At present, we believe we have the world’s broadest and most fundamental patent position in superconductor rotating machines technology. We have also filed a series of patents on our concept for our proprietary fault current limiting technology. However, there can be no assurance that that these patents will be sufficient to assure our freedom of action in these fields without further licensing from others. See Part I, Item 1A, “Risk Factors,” for more information regarding the status of the commercialization of our Amperium™ wire products.

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

Employees

As of March 31, 2013, we employed 362 persons. None of our employees are represented by a labor union. Retaining our key employees is important for achieving our goals, and we are committed to developing a working environment that motivates and rewards our employees.

In May of fiscal 2011, we initiated a restructuring plan to reorganize global operations, streamline various functions of the business, and reduce our global workforce to match the demand for our products. Further restructuring actions were undertaken in August 2011, November 2011 and November 2012. From April 1, 2011 through March 31, 2013, we have reduced our global workforce by approximately 57%.

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

Our internet address is www.amsc.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this document. We make available, free of charge, through our web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the SEC.

We intend to disclose on our website any amendments to, or waivers of, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the SEC rules.

EXECUTIVE OFFICERS OF THE REGISTRANT

The table and biographical summaries set forth below contain information with respect to our executive officers as of the date of this filing:

Name	Age	Position
Daniel P. McGahn	41	President, Chief Executive Officer and Director
David A. Henry	51	Senior Vice President, Chief Financial Officer and Treasurer
James F. Maguire	57	Executive Vice President, Operations

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

James F. Maguire joined us in 1997 and has been executive vice president, operations since May 2013 and is responsible for overseeing AMSC’s Wind and Grid business units as well as AMSC’s global supply chain. He previously served as executive vice president, Gridtec Solutions from August 2011 to May 2013, as senior vice president, projects and engineering, from April 2010 to August 2011 and vice president, superconductor projects, from March 2007 to April 2010. Prior to joining AMSC, Mr. Maguire was founder and president of Applied Engineering Technologies, Ltd., a cryogenics product-based company.

Item 1A. RISK	FACTORS

Risks Related to Our Operations

We have experienced recurring operating losses and recurring negative cash flows from operations which raise substantial doubt about our ability to continue as a going concern. This substantial doubt has resulted in a qualified opinion from our auditors with an explanatory paragraph regarding our ability to continue as a going concern. We believe this opinion may have an adverse effect on our customer and supplier relationships.

Our relationships with our customers and suppliers are predicated on the belief that we will continue as a going concern. Our customers, particularly in the utility industry, are generally risk averse and may not enter into sales contracts with us if there is uncertainty regarding our ability to continue operating through the term of our warranty obligation. This may have an adverse effect on our ability to grow our revenues, which is a key component of our plan to continue as a going concern. Current and future suppliers may be less likely to grant us credit, resulting in a negative impact on our working capital and cash flows. While management has developed plans to continue to operate as a going concern, in the event such adverse consequences should occur, we cannot provide assurance that we will successfully execute these plans.

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

We cannot assure you that we will realize the revenue we expect to generate from our backlog in the periods we expect to realize such revenue, or at all. For example, on March 31, 2011, Sinovel refused to accept contracted shipments of 1.5 MW and 3 MW wind turbine core electrical components and spare parts that we were prepared to deliver. We have outstanding payments due from Sinovel for products and services delivered, not including value-added taxes, of $62.0 million which have not yet been reported as revenue or accounts receivable. We have initiated arbitration and civil proceedings against Sinovel and we have submitted evidence of criminal acts by Sinovel to the Chinese authorities in order to initiate criminal proceedings. As a result, Sinovel may not accept any further shipments or pay for any past shipments. For more information about these legal proceedings, see Part I, Item 3, “Legal Proceedings.”

In addition, the backlog of orders, if realized, may not result in profitable revenue. Backlog represents the value of contracts and purchase orders received for which delivery is expected in the next twelve months. Our customers have the right under some circumstances and with some penalties or consequences to terminate, reduce or defer firm orders that we have in backlog. In addition, our government contracts are subject to the risks described below. If our customers terminate, reduce or defer firm orders, we may be protected from certain costs and losses, but our sales will nevertheless be adversely affected and we may not generate the revenue we expect.

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

Despite our implementation of security measures, our systems are vulnerable to damages from computer viruses, natural disasters, unauthorized access, and other similar disruptions. Our business is also subject to break-ins, sabotage, and intentional acts of vandalism by third parties as well as employees. Our significant business activities in China may increase our risks to such breaches. For example, a former employee of our Austrian subsidiary pled guilty in September 2011 to charges of economic espionage and fraudulent manipulation of data. The evidence presented during the trial showed that this former employee was contracted by Sinovel through an intermediary while employed by us and improperly obtained and transferred to Sinovel portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines. Moreover, the evidence shows that this former employee illegally used source code to develop, for Sinovel, a software modification to circumvent the encryption and remove technical protection measures on the PM3000 power converters in 1.5MW wind turbines in the field. Any system failure, accident, or security breach could result in disruptions to our operations. To the extent that any disruption or security breach results in a loss or damage to our data, or inappropriate disclosure of confidential information, it could harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

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

Since April 1, 2011, we have reduced our global workforce by approximately 57% in order to lower expenses, reorganize our global operations, and streamline various functions of the business, to match the demand for our products. Employee retention may be a particularly challenging issue following reductions in workforce and organizational changes since we also must continue to motivate employees and keep them focused on our strategies and goals. If we lose the services of any key personnel, our business, results of operations and financial condition could be materially adversely affected.

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

This risk is magnified by the current substantial uncertainty in our business, particularly as it relates to the ongoing arbitration and civil proceedings with Sinovel and our ability to raise additional funds. Management has and is continuing to invest considerable time addressing these issues, which has been a substantial diversion of management’s attention and could lead to disruptions in operations and delay in the implementation of our strategy, all of which could negatively impact our business and results of operations.

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

Risks Related to Our Financial Performance

We have experienced recurring losses from operations and negative operating cash flows. These factors raise substantial doubt regarding our ability to continue as a going concern.

Our audited consolidated financial statements for the fiscal year ended March 31, 2013 were prepared on a going concern basis in accordance with United States generally accepted accounting principles (“GAAP”). The going concern basis of presentation assumes that we will continue operations and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business.

As of March 31, 2013, we have an accumulated deficit of $800.1 million and have experienced recurring operating losses and negative operating cash flows, which have resulted in a reduction of our cash balance. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must increase sales through executing our strategy to broaden our customer base, enter new markets, and commercialize our superconductor product line. In addition, we must potentially reduce our operating expenses in line with business conditions in order to decrease the amount of cash used in operations and continue to be able to make the monthly amortization payments on our convertible note in shares of our common stock. We cannot guarantee that we will be able to increase sales, manage operating expenses, or maintain the ability to make monthly amortization payments on our convertible note in stock. If we are unable to increase sales, manage operating expenses, or make monthly amortization payments on our convertible note in stock, we may be unable to continue to fund our operations, develop our products or other revenue streams, or realize value from our assets and discharge our liabilities in the normal course of business. If we become unable to continue as a going concern, we may have to liquidate our assets, and may realize significantly less than the values at which they are carried on our consolidated financial statements, and stockholders may lose all or part of their investment in our common stock.

We have a history of operating losses, and we may incur additional losses in the future. Our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter.

We have recorded net losses in each of the last three fiscal years, and we are unlikely to be profitable in fiscal 2013. We cannot be certain that we will regain profitability in the future.

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

As of March 31, 2013, we had approximately $50.2 million of cash, cash equivalents, and restricted cash and during the fiscal year ended March 31, 2013, we used $45.3 million in cash for our operating activities. We have experienced a substantial decline in revenues and incurred a net loss of $66.1 million for the fiscal year ended March 31, 2013. From April 1, 2011 through March 31, 2013, we reduced our global workforce by approximately 57%. Our cost reduction efforts and anticipated revenue growth are expected to result in a reduction in cash used for operations during the fiscal year ending March 31, 2014. We plan to continue to closely monitor our expenses and if required, will further reduce operating costs and capital spending to enhance liquidity.

On April 4, 2012, we completed a private placement of a $25 million, 7% senior convertible note and a $10 million senior secured term loan (the “Term Loan”). As of March 31, 2013, $15.4 million was outstanding under the convertible note and $8.1 million was outstanding under the Term Loan. We may seek additional financing, however, there can be no assurance that financing will be available on commercially acceptable terms or at all. Moreover, our 7% senior convertible note, in particular, restricts our ability to obtain additional financing. Our liquidity is highly dependent on our ability to profitably grow our revenues, fund monthly obligations on the convertible note and raise additional capital as required.

Our debt obligations include certain covenants and other events of default. Should we not comply with the covenants or incur an event of default, we may be required to repay our debt obligations in cash, which could have an adverse effect on our liquidity.

Our 7% convertible note and Term Loan include certain financial and administrative covenants, including a requirement in the Term Loan to maintain a minimum unrestricted U.S. cash balance equal to its outstanding principal. There are other events of default in the debt obligations, including, with respect to the convertible note, the suspension from trading or the failure of our common stock to be traded or listed on certain defined markets and the rendering of certain uninsured judgments against us, as well as cross defaults between the convertible note and the Term Loan.

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

Maintaining effective internal controls over financial reporting is necessary for us to produce reliable financial statements. In connection with the preparation of our financial statements for the fiscal year ended March 31, 2011, our management and our independent registered public accounting firm identified certain material weaknesses in our internal controls, which we remediated during the fourth quarter of the fiscal year ended March 31, 2012. While our management and our independent registered public accounting firm concluded that our internal control over financial reporting was effective as of March 31, 2013, it is possible that material weaknesses may be identified in the future.

We note that a system of procedures and controls, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all systems of procedures and controls, no evaluation can provide absolute assurance that all control issues, including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple errors or mistakes. Additionally, procedures and controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override. The design of any system of procedures and controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our systems of procedures and controls, as we further develop and enhance them, may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective system of procedures and controls, misstatements due to errors or fraud may occur and not be detected. Such misstatements could be material and require a restatement of our financial statements.

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

Currency exchange rate fluctuations could have an adverse effect on our revenues and results of operations, and we could experience losses with respect to hedging activities. In fiscal 2012, 85% of our revenues were recognized from sales outside the United States. Unfavorable currency fluctuations could require us to increase prices to foreign customers, which could result in lower revenues from such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be adversely affected. In addition, most sales made by our foreign subsidiaries are denominated in the currency of the country in which these products are sold, and the currency they receive in payment for such sales could be less valuable at the time of receipt as a result of exchange rate fluctuations. From time to time, we enter into derivative instruments, including forward foreign exchange contracts and currency options to reduce currency exposure arising from intercompany sales of inventory and exposures arising from the sale of products denominated in one currency while costs are denominated in another. However, we cannot be certain that our efforts will be adequate to protect us against significant currency fluctuations or that such efforts will not expose us to additional exchange rate risks.

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

Further, we may be impacted by issues with managing foreign sales operations, including long payment cycles, potential difficulties in accounts receivable collection and, especially from significant customers, fluctuations in the timing and amount of orders and the adverse effect of any of these issues on our business could be increased due to the concentration of our business with a small number of customers. The Chinese government has, in the past, restricted lending from banks to companies in China as a means to fight inflation, resulting in a limitation of access to credit. In addition, we believe that many of our customers in China have high levels of inventory and high accounts payable balances. Problems with collections from, or sales to, any one of those customers could reduce our revenue and harm our financial performance. Operations in foreign countries including China also expose us to risks relating to difficulties in enforcing our proprietary rights, currency fluctuations and adverse or deteriorating economic conditions. If we experience problems with obtaining registrations, compliance with foreign country or applicable U.S. laws, or if we experience difficulties in payments or intellectual property matters in foreign jurisdictions, or if significant political, economic or regulatory changes occur, our results of operations would be adversely affected.

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

Our Wind business faces competition for the supply of wind turbine engineering design services from design engineering firms such as GL Garrad Hassan, and from licensors of wind turbine systems such as Aerodyn, and AventisEnergy.

Our Wind business also faces competition from companies offering power electronic converters for use in applications for which we expect to sell our PowerModule products. These companies include ABB, Semikron, Vacon and Xantrex (a subsidiary of Schneider Electric).

Finally, our Wind business faces competition from companies offering wind turbine electrical system components, including ABB, Guotong Electric, Ingeteam, Mita-Teknik, and Woodward. We also face indirect competition in the wind energy market from global manufacturers of wind energy systems, such as Gamesa, General Electric, Suzlon and Vestas.

Our Grid business faces competition from companies offering FACTS systems similar to our D-VAR and SVC solutions. These include SVCs from ABB, Alstom, AREVA, Mitsubishi Electric and Siemens; adaptive VAR compensators and STATCOMs produced by S&C Electric; dynamic voltage restorers (“DVRs”) produced by companies such as ABB and S&C Electric; and flywheels and battery-based UPS systems offered by various companies around the world.

Our Grid business also faces competition both from suppliers of traditional wires made from materials such as copper and from companies who are developing HTS wires.

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

In recent years, a substantial majority of our consolidated revenues were recognized from customers outside of the United States. For example, 85% of our revenues in fiscal 2012 and 72% of our revenues in fiscal 2011 were recognized from sales outside the United States. Our international operations are subject to a variety of risks that we do not face in the United States, including:

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

We rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely, in part, on confidentiality agreements with our employees, contractors, consultants, outside scientific collaborators and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets or independently develop processes or products that are similar or identical to our trade secrets and courts outside the United States may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

For example, based, in part, upon evidence obtained through an internal investigation and a criminal investigation conducted by Austrian authorities regarding the actions of a former employee of our Austrian subsidiary, we believe that Sinovel illegally obtained and used our intellectual property in violation of civil and criminal intellectual property laws. In July 2011, a former employee of the Company’s Austrian subsidiary was arrested in Austria on charges of economic espionage and fraudulent manipulation of data. In September 2011, the former employee pled guilty to the charges, and was imprisoned. On September 13, 2011, we commenced a series of legal actions in China against Sinovel and other parties alleging the illegal use of our intellectual property. We cannot provide any assurance as to the outcome of these legal actions. This or future litigation with Sinovel could result in substantial costs and divert management’s attention and resources, which could have an adverse effect on our business, operating results and financial condition. In addition, such proceedings may make it more difficult to finance our operations. If we are unsuccessful in this litigation and fail to maintain adequate protection of this intellectual property, our competitive business position would be adversely affected. For more information about these legal proceedings, see Part I, Item 3, “Legal Proceedings.”

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

On March 31, 2011, Sinovel refused to accept contracted scheduled shipments with a revenue value of approximately $65.2 million. In addition, as of March 31, 2011, we had approximately $62.0 million of receivables (excluding value-added tax) outstanding from Sinovel. We have not received payment from Sinovel for these outstanding receivables that are now past due, nor have we been notified as to when, if ever, they will accept contracted shipments that were scheduled for delivery after March 31, 2011. No payment has been received from Sinovel since early March 2011. Because Sinovel did not give us notice that it intended to delay deliveries as required under the contracts, we believe that these actions constitute material breaches of our contracts. Additionally, we believe that Sinovel illegally obtained and used our intellectual property in violation of civil and criminal intellectual property laws.

On September 13, 2011, we filed a claim for arbitration against Sinovel in Beijing, China to compel Sinovel to pay us for past product shipments and to accept all contracted but not yet delivered core electrical components and spare parts under all existing contracts with us. In addition, we have filed civil complaints in China against Sinovel alleging the illegal use of our intellectual property. Sinovel has filed counterclaims against us with the Beijing Arbitration Commission for breach of the same contracts under which we filed our original arbitration claim. Sinovel claims, among other things, that the goods supplied by us do not conform to the standards specified in the contracts and has claimed net damages in the amount of approximately RMB 1.2 billion ($190 million). Sinovel also filed a claim with the Beijing Arbitration Commission against us for breach of the same contracts under which we filed our original arbitration claim. Sinovel claimed, among other things, that the goods supplied by us do not conform to the standards specified in the contracts and claimed damages in the amount of approximately RMB 105 million ($17.0 million). As the legal proceedings continue, we and Sinovel may identify additional amounts in dispute. We cannot provide any assurance as to the outcome of these legal actions or that, if we prevail, we ultimately will be able to collect any amounts awarded. Moreover, these legal proceedings could result in the incurrence of significant legal and related expenses, which may not be recoverable depending on the outcome of the litigation. An award by the arbitration panel or court in favor of Sinovel and/or the incurrence of significant legal fees that are not recoverable could adversely impact our operating results. For more information about these legal proceedings, see Part I, Item 3, “Legal Proceedings.”

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

Risks Related to Our Common Stock

Our 7% convertible note contains warrants and provisions that could limit our ability to repay the note in shares of common stock and should the note be repaid in stock, shareholders could experience significant dilution.

On April 4, 2012, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an affiliate of Heights Capital Management whereby we sold a $25 million unsecured senior convertible note (the “Initial Note”) and a warrant to purchase 3,094,060 shares of common stock at $5.45 per share. On December 20, 2012, we entered into an amendment to the Purchase Agreement which, among other provisions, exchanged the Initial Note for a new unsecured, senior note (the “Exchanged Note”) and provided for a new conversion price of $3.19 per share. The Exchanged Note contains a provision to allow us to repay the note in shares of our common stock based on a price per share that is 85% of the market price at the time of each payment, as defined, subject to certain price and volume conditions. As of March 31, 2013, the remaining principal balance of the Exchanged Note was $15.4 million. Principal and interest payments during fiscal 2012 were made entirely in shares of our common stock. Additional repayment of the Exchanged Note in shares of common stock could have an adverse effect on our stock price and would dilute your ownership of the company. Moreover, should the warrants be exercised, your ownership in our company will be further diluted. Our liquidity may be adversely affected if we do not meet the price and volume conditions under the Exchanged Note and therefore are required to repay it in cash.

Our common stock has experienced, and may continue to experience, significant market price and volume fluctuations, which may prevent our stockholders from selling our common stock at a profit and could lead to costly litigation against us that could divert our management’s attention.

The market price of our common stock has historically experienced significant volatility and may continue to experience such volatility in the future. Factors such as our financial performance, technological achievements by us and our competitors, the establishment of development or strategic relationships with other companies, strategic acquisitions, new customer orders and contracts, our exposure to, and the disruption in our relationship with Sinovel, and our introduction of commercial products may have a significant effect on the market price of our common stock. For example, after we announced on April 5, 2011 that our largest customer, Sinovel, had refused shipments on March 31, 2011, our stock price dropped significantly. In addition, the stock market in general, and the stock of high technology companies, in particular, have, in recent years, experienced extreme price and volume fluctuations, which are often unrelated to the performance or condition of particular companies. Such broad market fluctuations could adversely affect the market price of our common stock. Due to these factors, the price of our common stock may decline and investors may be unable to resell their shares of our common stock for a profit. Following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. Currently a number of purported class action lawsuits have been filed against us on behalf of certain purchasers of our common stock, which we are prepared to rigorously defend. If we become subject to additional litigation of this kind in the future, it could result in additional substantial litigation costs, a damages award against us and the further diversion of our management’s attention.

Item 1B. UNRESOLVED	STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

Our corporate headquarters and AmperiumTM wire manufacturing operations are located in a 355,000-square-foot facility owned by us and located in Devens, Massachusetts.

We also occupy leased facilities located in Middleton and New Berlin, Wisconsin; Suzhou, China; and Klagenfurt, Austria with a combined total of approximately 316,000 square feet of space. These leases have varying expiration dates through September 2017 which can generally be terminated at our request after a six month advance notice. Our other locations focus primarily on applications engineering, sales and/or field service and do not have significant leases or physical presence. We believe all of these facilities are well-maintained and suitable for their intended uses.

The following table summarizes information regarding our significant leased and owned properties, as of March 31, 2013:

Location	Supporting	Square Footage	Owned/Leased
United States
Devens, Massachusetts	Corporate & Grid Segments	355,000	Owned
Middleton, Wisconsin	Grid Segment	62,000	Leased
New Berlin, Wisconsin	Wind & Grid Segments	50,000	Leased
China
Suzhou	Wind Segment	165,000	Leased
Austria
Klagenfurt	Wind Segment	38,880	Leased

Item 3. LEGAL	PROCEEDINGS

Between April 6, 2011 and May 12, 2011, seven putative securities class action complaints were filed against us and two of our officers in the United States District Court for the District of Massachusetts; one complaint additionally asserted claims against the underwriters who participated in our November 12, 2010 securities offering. On June 7, 2011, the United States District Court for the District of Massachusetts consolidated these actions under the caption Lenartz v. American Superconductor Corporation, et al., Docket No. 1:11-cv-10582-WGY. On August 31, 2011, Lead Plaintiff, the Plumbers and Pipefitters National Pension Fund, filed a consolidated amended complaint against us, our officers and directors, and the underwriters who participated in our November 12, 2010 securities offering, asserting claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as well as under sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”). The complaint alleges that during the relevant class period, we and our officers omitted to state material facts and made materially false and misleading statements relating to, among other things, our projected and recognized revenues and earnings, as well as our relationship with Sinovel Wind Group Co., Ltd. (“Sinovel”) that artificially inflated the value of our stock price. The complaint further alleges that our November 12, 2010 securities offering contained untrue statements of material facts and omitted to state material facts required to be stated therein. The plaintiffs seek unspecified damages, rescindment of our November 12, 2010 securities offering, and an award of costs and expenses, including attorney’s fees. All defendants moved to dismiss the consolidated amended complaint. On December 16, 2011, the district court issued a summary order declining to dismiss the Securities Act claims against us and our officers, and taking under advisement the motion to dismiss the Exchange Act claims against us and our officers and the motion to dismiss the Securities Act claims made against the underwriters. On July 26, 2012, the district court dismissed the Exchange Act claims against us and our officers and denied the motion to dismiss the Securities Act claims made against the underwriters. On May 17, 2013, the parties informed the district court that they had reached a settlement in principle, and requested a 30-day stay of the proceedings while the specific terms of the settlement continue to be negotiated. Based on our assessment of probable losses on this claim, we have recorded a loss contingency of $1.8 million as of March 31, 2013

Between May 4, 2011 and June 17, 2011, four putative shareholder derivative complaints were filed against us (as a nominal defendant) and certain of our directors in the United States District Court for the District of Massachusetts. On July 5, 2011, the District Court consolidated three of these actions, and that matter is now captioned In re American Superconductor Corporation Derivative Litigation, Docket No. 1:11-cv-10784-WGY. On June 1, 2011, the plaintiff in the fourth action, Marlborough Family Revocable Trust v. Yurek, et al., moved to voluntarily dismiss its complaint and refiled its complaint in Superior Court for the Commonwealth of Massachusetts, Middlesex County. On September 7, 2011, the Marlborough action and another putative shareholder derivative complaint filed in Superior Court for the Commonwealth of Massachusetts were consolidated. That consolidated matter is captioned In re American Superconductor Corporation Shareholder Derivative Litigation, Docket No. 11-1961. On January 12, 2012, an additional shareholder derivative complaint was filed in the Court of Chancery for the State of Delaware. That matter is captioned Krasnoff v. Budhraja, et al., Docket No. 7171. The allegations of the derivative complaints mirror the allegations made in the putative class action complaints described above. The plaintiffs purport to assert claims against the director defendants for breach of fiduciary duty, abuse of control, gross mismanagement, unjust enrichment and corporate waste. The plaintiffs seek unspecified damages on behalf of us, as well as an award of costs and expenses, including attorney’s fees.

On September 13, 2011, we commenced a series of legal actions in China against Sinovel. Our Chinese subsidiary, Suzhou AMSC Superconductor Co. Ltd., filed a claim for arbitration with the Beijing Arbitration Commission in accordance with the terms of our supply contracts with Sinovel. The case is captioned (2011) Jing Zhong An Zi No. 0963. On March 31, 2011, Sinovel refused to accept contracted shipments of 1.5 MW and 3 MW wind turbine core electrical components and spare parts that we were prepared to deliver. We allege that these actions constitute material breaches of our contracts because Sinovel did not give us notice that it intended to delay deliveries as required under the contracts. Moreover, we allege that Sinovel has refused to pay past due amounts for prior shipments of core electrical components and spare parts. We are seeking compensation for past product shipments and retention (including interest) in the amount of approximately RMB 485 million ($76 million) due to Sinovel’s breaches of our contracts. We are also seeking specific performance of our existing contracts as well as reimbursement of all costs and reasonable expenses with respect to the arbitration. The value of the undelivered components under the existing contracts, including the deliveries refused by Sinovel in March 2011, amounts to approximately RMB 4.6 billion ($720 million).

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

We also submitted a civil action application to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Yi Zhong Min Chu Zi No. 15524, against Sinovel for software copyright infringement on September 13, 2011. The application alleges Sinovel’s unauthorized use of portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines and the binary code, or upper layer, of our software for the PM3000 power converters in 1.5MW wind turbines. In July 2011, a former employee of our Austrian subsidiary was arrested in Austria on charges of economic espionage and fraudulent manipulation of data. In September 2011, the former employee pled guilty to the charges, and was imprisoned. As a result of our internal investigation and a criminal investigation conducted by Austrian authorities, we believe that this former employee was contracted by Sinovel through an intermediary while employed by us and improperly obtained and transferred to Sinovel portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines. Moreover, we believe the former employee illegally used source code to develop for Sinovel a software modification to circumvent the encryption and remove technical protection measures on the PM3000 power converters in 1.5MW wind turbines in the field. We are seeking a cease and desist order with respect to the unauthorized copying, installation and use of our software, monetary damages of approximately RMB 38 million ($6 million) for our economic losses and reimbursement of all costs and reasonable expenses. The Beijing No. 1 Intermediate People’s Court accepted the case, which was necessary in order for the case to proceed. In November 2011, Sinovel filed a motion to remove this case from the Beijing No. 1 Intermediate People’s Court and to transfer the matter to the Beijing Arbitration Commission. On February 14, 2012, the court denied Sinovel’s motion to remove the case. On February 21, 2012, Sinovel filed an appeal of the Beijing No. 1 Intermediate People’s Court decision to the Beijing Higher People’s Court. On April 25, 2012, the Beijing Higher People’s Court issued a final Civil Ruling which supports the Beijing No.1 Intermediate People’s Court’s civil ruling and rejected Sinovel’s appeal. Sinovel filed an appeal of the Beijing Higher People’s Court’s decision with China’s Supreme People’s Court. A hearing regarding this appeal was held at the Chinese Supreme People’s Court on October 26, 2012. On November 23, 2012, China’s Supreme People’s Court issued a Civil Ruling, holding that (1) it will conduct a re-trial of Sinovel’s appeal, and (2) the lower court’s decision will be stayed pending the re-trial. China’s Supreme People’s Court conducted a re-trial of Sinovel’s appeal on May 29, 2013.

Sinovel filed a new motion on June 18, 2012, to remove this case from the Beijing No. 1 Intermediate People’s Court to the court located in Gansu Province. On October 19, 2012, the court disallowed Sinovel’s motion due to its late filing.

We submitted a civil action application to the Beijing Higher People’s Court against Sinovel and certain of its employees for trade secret infringement on September 13, 2011 under the caption (2011) Gao Min Chu Zi No. 4193. The application alleges the defendants’ unauthorized use of portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines as described above with respect to the Copyright Action. We are seeking monetary damages of RMB 2.9 billion ($453 million) for the trade secret infringement as well as reimbursement of all costs and reasonable expenses. The Beijing Higher People’s Court has accepted the case, which was necessary in order for the case to proceed. On December 22, 2011 the Beijing Higher People’s Court transferred the case to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Gao Min Chu Zi No. 4193. On June 7, 2012, we received an Acceptance Notice from the Beijing No.1 Intermediate People’s Court under the caption (2012) Yi Zhong Min Chu Zi No.6833. We are currently awaiting notice from the Beijing No. 1 Intermediate People’s Court regarding the first hearing date. In August 2012, Sinovel filed a motion to remove this case from the Beijing No. 1 Intermediate People’s Court and transfer the matter to the Beijing Arbitration Commission.

On September 16, 2011, we filed a civil copyright infringement complaint in the Hainan Province No. 1 Intermediate People’s Court against Dalian Guotong Electric Co. Ltd. (“Guotong”), a supplier of power converter products to Sinovel, and Huaneng Hainan Power, Inc. (“Huaneng”), a wind farm operator that has purchased Sinovel wind turbines containing Guotong power converter products. The case is captioned (2011) Hainan Yi Zhong Min Chu Zi No. 62. The application alleges that our PM1000 converters in certain Sinovel wind turbines have been replaced by converters produced by Guotong. Because the Guotong converters are being used in wind turbines containing our wind turbine control software, we believe that our copyrighted software is being infringed. We are seeking a cease and desist order with respect to the unauthorized use of our software, monetary damages of RMB 1.2 million ($0.2 million) for our economic losses (with respect to Guotong only) and reimbursement of all costs and reasonable expenses. The court has accepted the case, which was necessary in order for the case to proceed. In addition, upon the request of the defendant Huaneng, Sinovel has been added by the court to this case as a defendant and Huaneng has been released from this case. In December 2011, Sinovel filed a jurisdiction opposition motion requesting dismissal by the Hainan Province No. 1 Intermediate People’s Court, saying the case should be governed by the Beijing Arbitration Commission. On February 3, 2012, we received the Civil Ruling from the court, which granted Sinovel’s motion, and dismissed the entire case. We appealed the court’s ruling to the Hainan Higher Court, which on April 5, 2012 upheld the decision of the Hainan Province No. 1 Intermediate People’s Court. On April 9, 2012, we filed an appeal of the Hainan Higher Court’s decision with China’s Supreme People’s Court. China’s Supreme People’s Court accepted the appeal on May 23, 2012. The case is captioned, (2012) Min Shen Zi No. 630. On December 20, 2012, China’s Supreme People’s Court issued a Civil ruling, holding that (1) it will conduct a re-trial of the Company’s appeal and (2) the lower court’s decision will be stayed pending the re-trial. China’s Supreme People’s Court conducted a re-trial of the Company’s appeal on May 29, 2013.

Ghodawat Energy Pvt Ltd (“Ghodawat”), a company registered in India carrying on the business of wind power development, lodged a Request for Arbitration with the Secretariat of the ICC International Court of Arbitration on May 12, 2011 and named AMSC Windtec GmbH (“AMSC Austria”) as the Respondent. Under the Request for Arbitration, Ghodawat alleges that AMSC Austria breached an agreement dated March 19, 2008 pursuant to which AMSC Austria granted a license to Ghodawat to manufacture, use, sell, market, erect, commission and maintain certain wind turbines using its technical information and wind turbine design (the “License Agreement”). Under the Request for Arbitration, Ghodawat’s claims in this arbitration amount to approximately €18 million ($24 million). AMSC Austria filed an Answer to Request for Arbitration and Counterclaim (“Answer and Counterclaim”), in which AMSC Austria denied Ghodawat’s claims in their entirety. AMSC Austria has also submitted counterclaims under the License Agreement against Ghodawat in the amount of approximately €6 million ($9.0 million). Ghodawat has filed a Reply to Answer to Request for Arbitration and Counterclaim in which it denies AMSC Austria’s counterclaims. On June 3, 2013, the final oral submissions hearing was conducted and we believe it will take several months for the Tribunal to render a decision. We have recorded a loss contingency based on our assessment of probable losses on this claim; however, this amount is immaterial to our consolidated financial statements.

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

Market Information

Our common stock has been listed on the NASDAQ Global Select Market under the symbol “AMSC” since 1991. The following table sets forth the high and low sales price per share of our common stock as reported on the NASDAQ Global Select Market for the two most recent fiscal years:

	Common Stock Price
	High	Low
Fiscal year ended March 31, 2013:
First quarter	$4.88	$3.47
Second quarter	4.96	3.53
Third quarter	4.18	2.40
Fourth quarter	3.34	2.57
Fiscal year ended March 31, 2012:
First quarter	$25.19	$7.40
Second quarter	9.12	3.85
Third quarter	4.79	3.21
Fourth quarter	6.05	3.53

Holders

The number of holders of record of our common stock on June 10, 2013 was 413.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain earnings, if any, to fund the development and growth of our business and do not anticipate paying cash dividends for the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. The Term Loan with Hercules Technology Growth Capital, Inc. and the Exchanged Note held by Capital Ventures International each prohibits us from paying cash dividends.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from March 31, 2008 to March 31, 2013 with the cumulative total return of (i) the Russell 2000 Index and (ii) the S&P 500 Index. This graph assumes the investment of $100.00 on March 31, 2008 in our common stock, the Russell 2000 Index and the S&P 500 Index, and assumes any dividends are reinvested. Measurement points are March 31, 2009; March 31, 2010; March 31, 2011; March 31, 2012; and March 31, 2013.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among American Superconductor Corporation, the Russell 2000 Index

and the S&P 500 Index

Company/Index	3/31/08	3/31/09	3/31/10	3/31/11	3/31/12	3/31/13
American Superconductor Corp.	100.00	74.64	124.62	107.24	17.77	11.51
Russell 2000	100.00	62.50	101.72	127.96	127.73	148.55
S&P 500	100.00	61.91	92.72	107.23	116.39	132.64

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data reflects the results of operations and balance sheet data for the fiscal years ended March 31, 2009 to 2013. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K, in order to understand further the factors that may affect the comparability of the financial data presented below.

	Fiscal Year Ended March 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Revenues	$87,419	$76,543	$286,603	$315,955	$182,755
Net (loss) income	(66,131)	(136,827)	(186,284)	16,248	(16,635)
Net (loss) income per common share — basic	(1.25)	(2.69)	(3.95)	0.37	(0.39)
Net (loss) income per common share — diluted	(1.25)	(2.69)	(3.95)	0.36	(0.39)
Total assets	216,754	255,056	441,209	400,184	309,106
Working capital	40,428	57,248	174,625	158,234	131,187
Cash, cash equivalents, marketable securities and restricted cash	50,199	66,209	245,475	155,118	117,207
Stockholders’ equity	125,118	164,879	292,855	280,965	221,861

Included in the net loss for the fiscal year ended March 31, 2013 was stock-based compensation expense of $8.1 million, restructuring and impairment charges of $7.9 million, a loss contingency of $1.8 million, non-cash interest expense of $12.4 million as well as gains from the change in fair value of warrant and derivatives and recoveries of adverse purchase commitments of $7.6 million and $7.8 million, respectively. Included in the net loss for the fiscal year ended March 31, 2012 was stock-based compensation expense of $9.9 million, a write-off of an advance payment to The Switch Engineering OY (“The Switch”) of $20.6 million, restructuring and impairment charges of $9.2 million, expense of patent costs of $4.9 million, and Sinovel legal expenses of $5.8 million. Net loss for the fiscal year ended March 31, 2011 included $13.4 million in employee stock-based compensation expense. Also included in net loss for the fiscal year ended March 31, 2011 were charges primarily attributable to events surroundings our largest customer, Sinovel, a manufacturer of wind energy systems in China, including an increase in the provision for excess and obsolete inventory of $63.9 million, loss on adverse purchase commitments of $38.8 million, impairment of goodwill and certain other long-lived assets of $50.0 million and a write-off of prepaid value-added taxes of $5.9 million. Sinovel refused to accept scheduled shipments on March 31, 2011. As a result of subsequent legal actions, we determined that the customer relationship with Sinovel would no longer continue. This impacted the valuation of assets, including inventory and goodwill, as well as the accrual of losses on adverse purchase commitments associated with the purchase of materials to support the manufacture of product for Sinovel. See Item 3, “Legal Proceedings”, for further discussion of the Sinovel matter.

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

•

Wind.    Through our Windtec Solutions, our Wind business segment enables manufacturers to field wind turbines with exceptional power output, reliability and affordability. We supply advanced power electronics and control systems, license our highly engineered wind turbine designs, and provide extensive customer support services to wind turbine manufacturers. Our design portfolio includes a broad range of drive trains and power ratings up to 10 megawatts (“MW”). We provide a broad range of power electronics and software-based control systems that are highly integrated and redesigned for optimized performance, efficiency, and grid compatibility.

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

Our fiscal year begins on April 1 and ends on March 31. When we refer to a particular fiscal year, we are referring to the fiscal year beginning on April 1 of that same year. For example, fiscal 2012 refers to the fiscal year beginning on April 1, 2012. Other fiscal years follow similarly.

On April 4, 2012, we completed a private placement of a $25.0 million of senior convertible note (the “Initial Note”) with Capital Ventures International (“CVI”), an affiliate of Heights Capital Management. On December 20, 2012, we entered into an Amendment and Exchange Agreement (the “Amendment”) with CVI, pursuant to which we exchanged the Initial Note for a new unsecured, senior convertible note (the “Exchanged Note”), which had the same principal amount and accrued interest as the Initial Note at the time of the exchange. On June 5, 2012, we entered into a $10.0 million Loan and Security Agreement (“Term Loan”) with Hercules Technology Growth Capital, Inc. See Liquidity and Capital Resources below for further discussion of these debt arrangements.

We have experienced recurring operating losses and as of March 31, 2013, had an accumulated deficit of $800.1 million. In addition, we have experienced recurring negative operating cash flows, which has resulted in a reduction of our cash balance. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. At March 31, 2013 we had cash and cash equivalents of $39.2 million, which compares to cash used in operations of $45.3 million and $141.0 million for the years ended March 31, 2013 and 2012, respectively. Cash used in operations for the year ended March 31, 2013 included approximately $14.3 million in payments to settle adverse purchase commitments, which are not expected to recur. We obtained financing totaling approximately $35.0 million during the quarter ended June 30, 2012. No additional financing has been obtained since then.

In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we need to significantly increase sales through executing our strategy to broaden our customer base, enter new markets, and commercialize our superconductor product line. In addition, we must potentially reduce operating expenses in line with business conditions in order to decrease the amount of cash used in operations and continue to work with the holder of our convertible note in order to maintain the ability to make monthly amortization payments on the convertible note in shares of common stock. In addition, we are actively seeking to sell our minority investments in Tres Amigas and Blade Dynamics and have recently engaged a financial advisor to assist with that effort. There can be no assurance that we will be able to sell one or both of these investments on commercially reasonable terms or at all.

In response to the Sinovel situation discussed below and challenging market conditions, particularly in the wind power market, from April 1, 2011 through the date of this filing, the Company has reduced its global workforce by approximately 57%. In addition, we plan to consolidate certain of our office locations. These workforce reductions and planned office consolidations are expected to lower operating costs and enhance liquidity.

Our cash requirements depend on numerous factors, including the ability to pay the principal and interest on the Exchanged Note in stock, successful completion of our product development activities, ability to commercialize our product prototypes, rate of customer and market adoption of our products, collecting receivables according to established terms, and the continued availability of U.S. government funding during the product development phase in our Superconductors business. Significant deviations to our business plan with regard to these factors, which are important drivers to our business, could have a material adverse effect on our operating performance, financial condition, and future business prospects. We expect to pursue the expansion of our operations through internal growth, diversification of our customer base, and potential strategic alliances. See below for a discussion of liquidity and capital resources.

In fiscal year 2012, two customers, Inox Wind Limited (“Inox”) and Beijing JINGCHENG New Energy (“JCNE”), accounted for approximately 19% and 13%, respectively, of our total revenues. In fiscal year 2011, two customers, Inox and Doosan Heavy Industries, accounted for approximately 18% and 11%, respectively, of our total revenues. Sinovel had been our largest customer, accounting for 68% of our total revenue for fiscal 2010. We did not have any revenues from Sinovel in fiscal 2012 or 2011. Sinovel was the only customer accounting for more than 10% of our total revenue for fiscal 2010. We derived our revenues from Sinovel through sales of core electrical components as well as development contracts for the design of wind turbines. On March 31, 2011, Sinovel refused to accept contracted scheduled shipments with a revenue value of approximately $65.2 million. In addition, we had approximately $62.0 million (excluding value-added tax) owed to us for prior shipments from Sinovel as of March 31, 2011, for which we neither recorded as revenue nor as a receivable. The last payment received from Sinovel was in early March 2011.

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

As of the date of this filing, we have not received payment from Sinovel for any outstanding receivables nor have we been notified as to when, if ever, Sinovel will accept contracted shipments that were scheduled for delivery after March 31, 2011. Additionally, based, in part, upon evidence obtained through an internal investigation and a criminal investigation conducted by Austrian authorities regarding the actions of a former employee of our Austrian subsidiary, we believe that Sinovel illegally obtained and used our intellectual property in violation of civil and criminal intellectual property laws. In July 2011, a former employee of our Austrian subsidiary was arrested in Austria on charges of economic espionage and fraudulent manipulation of data. In September 2011, the former employee pled guilty to the charges, and was imprisoned. The evidence presented during the court hearing showed that this former employee was contracted by Sinovel through an intermediary while employed by us and improperly obtained and transferred to Sinovel portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines. Except for portions of this 1.5MW wind turbine software, we do not believe that the source code for any other turbines, such as the 3MW, 5MW and 6MW wind turbines that were designed by and co-developed with us have been transferred to Sinovel. Moreover, we believe the evidence shows this former employee illegally used source code to develop, for Sinovel, a software modification to circumvent the encryption and remove technical protection measures on the PM3000 power converters in 1.5MW wind turbines in the field. We believe that only the binary code, or upper layer, of the PM3000 software developed to circumvent the encryption and remove technical protection measures was transferred to Sinovel. We do not believe that any PM3000 source code was transferred to Sinovel. These actions potentially enable Sinovel to deploy, independent of us, wind turbine control software, including a low voltage ride through solution, on all of its 1.5MW wind turbines in the field. In addition, by having the wind turbine control source code, Sinovel could potentially modify the source code to allow the use of core electrical components, including power converters, from other manufacturers.

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

Results of Operations

Fiscal Years Ended March 31, 2013 and March 31, 2012

Revenues

Total revenues increased by 14% to $87.4 million in fiscal 2012 from $76.5 million in fiscal 2011. Our revenues are summarized as follows (in thousands):

	Fiscal Years Ended March 31,
	2013	2012
Revenues:
Wind	$44,231	$44,642
Grid	43,188	31,901

Total	$87,419	$76,543

Revenues in our Wind business unit consist of revenues from wind turbine electrical systems and core components, wind turbine license and development contracts, service contracts and consulting arrangements. Our Wind business unit accounted for 51% of total revenues in fiscal year 2012 and 58% in fiscal year 2011.

Revenues in the Wind business unit decreased 1% to $44.2 million in fiscal 2012 from $44.6 million in fiscal 2011. The decrease in Wind business unit revenues was driven primarily by lower revenues from certain customers in Korea and China partially offset by higher revenues from Inox and JCNE.

Revenues in our Grid business unit consist of revenues from D-VAR®, D-VAR® RT, SVC and PowerModuleTM product sales, contract revenues, HTS wire sales, revenues under government-sponsored electric utility projects, and other prototype development contracts. We also engineer, install and commission our products on a turnkey-basis for some customers. The Grid business unit accounted for 49% of total revenues in fiscal year 2012 and 42% in fiscal year 2011. Grid revenue increased 35% to $43.2 million in fiscal 2012 from $31.9 million in fiscal 2011. The increase in revenues was primarily due to higher D-VAR system revenues in the United Kingdom and Australia. Revenues from significant Grid government-funded contract revenues are summarized as follows (in thousands):

Project Name	Expected Total Contract Value	Revenue Earned through March 31, 2013	Revenue Earned for the Year Ended March 31,
			2013	2012
HYDRA	$29,043	$14,519	$2,361	$1,606
LIPA I and II	40,141	40,141	163	1,577
DOE-FCL	7,898	7,536	287	696

Total	$77,082	$62,196	$2,811	$3,879

These significant projects represented 7% and 12% of our Grid business unit’s revenue for fiscal 2012 and 2011, respectively.

Project HYDRA is a project with Consolidated Edison, Inc. which is being partially funded by the Department of Homeland Security (“DHS”). DHS is expected to invest up to a total of $29.0 million in the development of a new HTS power grid technology called FaultBlocker™ cable systems. FaultBlockerTM cable systems are designed to utilize customized Amperium™ HTS wires, and ancillary controls to deliver more power through the grid while also being able to suppress power surges that can disrupt service. On January 7, 2013, DHS committed an additional $1.6 million in funding on Project HYDRA. Of the total $29.0 million in funding expected from DHS, it has committed funding of $20.5 million to us as of March 31, 2013. Consolidated Edison and Southwire Company are our subcontractors on this project.

LIPA II is a project to install an HTS power cable using our Amperium™ wire for the Long Island Power Authority. This contract was completed during fiscal 2012. DOE-FCL is a project to develop and demonstrate a transmission voltage SuperLimiter fault current limiter (“FCL”). The contract is near completion and we do not anticipate fully reaching the expected total contract value.

Cost of Revenues and Gross Margin

Cost of revenues decreased by 13% to $71.9 million in fiscal 2012, compared to $82.9 million in fiscal 2011. Gross margin increased to 17.7% in fiscal 2012 from (8.3)% in fiscal 2011. The increase in gross margin in fiscal 2012 was driven primarily by recoveries of adverse purchase commitments and the realization of benefits from cost reduction activities undertaken in fiscal 2011 and fiscal 2012.

Operating Expenses

Research and development

A portion of our R&D expenditures related to externally funded development contracts has been classified as cost of revenues (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost-sharing funding. Our R&D expenditures are summarized as follows (in thousands):

	Fiscal Years Ended March 31,
	2013	2012
R&D expenses per consolidated statements of operations	$15,325	$27,271
R&D expenditures reclassified as cost of revenues	13,226	12,002
R&D expenditures offset by cost-sharing funding	194	164

Aggregated R&D expenses	$28,745	$39,437

R&D expenses (exclusive of amounts classified as cost of revenues and amounts offset by cost-sharing funding) decreased by 44% to $15.3 million, or 18% of revenue, for fiscal 2012 from $27.3 million, or 36% of revenue, for fiscal 2011. The decrease in R&D expenses was primarily due to decreased headcount and related labor spending as a result of restructuring activities undertaken in fiscal 2011 and fiscal 2012. The increase in R&D expenditures reclassified to cost of revenue was primarily driven by an additional funded project development in Austria for a large-scale wind turbine and increased engineering effort to lower the cost of our electrical control systems product. Aggregated R&D expenses, which include amounts classified as cost of revenues and amounts offset by cost-sharing funding, decreased 27% to $28.7 million, or 33% of revenue, for fiscal 2012, compared to $39.4 million, or 52% of revenue, for fiscal 2011. The decrease in fiscal 2012 was driven primarily by the net impact of the factors described above.

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

Selling, general, and administrative

SG&A expenses decreased by 31% to $49.7 million, or 57% of revenue, in fiscal 2012 from $72.1 million, or 94% of revenue, in fiscal 2011. Fiscal 2012 SG&A expenses included approximately $0.7 million in legal expenses related to the issue with Sinovel and $1.8 million for a contingent liability to settle the class action shareholder lawsuit. Fiscal 2011 SG&A expenses included approximately $5.8 million in legal expenses related to the issue with Sinovel, a $4.9 million expense of patent costs as a result of changing our accounting policy for legal costs to defend and maintain our patents and $2.1 million in severance costs for our former Chief Executive Officer. The decrease in SG&A expenses was primarily related to the aforementioned items in fiscal 2011 as well as realization of benefits from cost reduction activities undertaken in fiscal 2011 and fiscal 2012.

Amortization of acquisition related intangibles

We recorded $0.3 million in fiscal 2012 and $1.0 million in fiscal 2011 in amortization expense related to our core technology and know-how, and trade names and trademark intangible assets. The lower amortization in fiscal 2012 was driven by certain intangibles becoming fully amortized and impaired in fiscal 2011.

Write-off of advance payment

In October 2011, we terminated our previously planned acquisition of The Switch due to adverse market conditions for a financing required to fund the acquisition. As a result, The Switch retained a $20.6 million advance payment as a break-up fee, and we recorded a write-off of the advance payment during the year ended March 31, 2012.

Restructuring and impairments

As part of our effort to re-size the business and reduce costs, we recorded restructuring and impairment charges of $7.9 million in fiscal 2012, compared to $9.2 million in fiscal 2011. For fiscal 2012, these amounts consist primarily of a long-lived asset impairment charge of $5.0 million, employee severance and benefit costs of $2.5 million and facility exit costs of $0.4 million. For fiscal 2011, these amounts primarily consisted of employee severance and benefit costs of $5.3 million, impairment charges of $1.7 million on long-lived assets for which there was no remaining future economic benefit as of March 31, 2012 and facility exit costs of $2.2 million related to the remaining lease commitments and certain asset impairments on the leased space in our Klagenfurt and Middleton locations.

Operating loss

Our operating loss is summarized as follows (in thousands):

	Fiscal Years Ended March 31,
	2013	2012
Operating loss:
Wind	$(16,098)	$(62,217)
Grid	(23,815)	(29,645)
Unallocated corporate expenses	(17,828)	(44,577)

Total	$(57,741)	$(136,439)

Wind generated an operating loss of $16.1 million in fiscal 2012 compared to an operating loss of $62.2 million in fiscal 2011. The decrease in operating loss for fiscal 2012 was primarily attributable to the cost reduction efforts described above, as well as a decrease in Sinovel litigation expenses and executive severance costs incurred in fiscal 2011.

Grid operating loss decreased to $23.8 million in fiscal 2012 from $29.6 million in fiscal 2011. The decrease in operating loss for fiscal 2012 is primarily attributed to the cost reduction efforts described above, and higher revenues.

Unallocated corporate expenses in fiscal 2012 included restructuring and impairment charges of $7.9 million, $8.1 million in stock-based compensation expense and a loss contingency of $1.8 million related to the class action shareholder lawsuit. Unallocated corporate expenses in fiscal 2011 included the write-off of the advanced payment to The Switch of $20.6 million, restructuring and impairment charges of $9.2 million, and expense of patent costs of $4.9 million related to changing our accounting policy for legal costs to defend and maintain our patents, as well as $9.9 million in stock-based compensation expense.

Change in fair value of derivatives and warrants

The change in fair value of derivatives and warrants resulted in a $7.6 million gain in fiscal 2012, and was driven by mark-to-market adjustments on these liabilities created through the debt arrangements entered into during fiscal 2012. The mark-to-market gain was driven primarily by our lower stock price during fiscal 2012, which is a key valuation variable.

Interest (expense) income, net

Interest expense, net was $14.9 million in fiscal 2012 compared to interest income, net of $0.2 million for fiscal 2011. The increase in interest expense, net was driven by debt arrangements entered into during fiscal 2012.

Other (expense) income, net

Other expense, net was $1.3 million in fiscal 2012, compared to other income, net of $0.7 million in fiscal 2011. The increase in other expense, net was due primarily to lower foreign exchange gains in fiscal 2012, compared to fiscal 2011. The primary components of other income (expense), net in fiscal 2012 include net foreign currency translation gains of $0.5 million, offset by aggregate losses on minority investments in Blade Dynamics and Tres Amigas of $2.2 million.

Income Taxes

We recorded an income tax benefit of $0.3 million in fiscal 2012, compared to income tax expense of $1.4 million in fiscal 2011. The decrease in income tax expense was driven primarily by a refund of Chinese income taxes of $0.9 million in fiscal 2012 and $0.8 million reduction of foreign income taxes in Austria. Certain asset write-offs in our foreign jurisdictions are considered permanent differences and are not tax deductible. Other asset write-offs, such as inventory and prepaid value-added taxes in China in fiscal 2010, are not currently deductible and result in deferred tax assets. Due to uncertainty around the realization of these deferred tax assets, they have been fully reserved as of fiscal years ended March 31, 2012 and March 31, 2013.

Please refer to the “Risk Factors” section in Part I, Item 1A, for a discussion of certain factors that may affect our future results of operations and financial condition.

Fiscal Years Ended March 31, 2012 and March 31, 2011

Revenues

Total revenues decreased by 73% to $76.5 million in fiscal 2011 from $286.6 million for fiscal 2010. Our revenues are summarized as follows (in thousands):

	Fiscal Years Ended March 31,
	2012	2011
Revenues:
Wind	$44,642	$231,761
Grid	31,901	54,842

Total	$76,543	$286,603

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

These significant projects represented 12% and 14% of our Grid business unit’s revenue for fiscal 2011 and 2010, respectively. Of the total $29.0 million in funding expected from DHS, it had committed funding of $15.6 million to us as of March 31, 2012.

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

Amortization of acquisition related intangibles

We recorded $1.0 million in fiscal 2011 and $1.5 million in fiscal 2010 in amortization related to our contractual relationships/backlog, customer relationships, core technology and know-how, trade names and trademark intangible assets. The lower amortization in fiscal 2011 was primarily driven by the write-off of certain intangible assets in fiscal 2010.

Write-off of advance payment

In October 2011, we terminated our previously planned acquisition of The Switch due to adverse market conditions for a financing required to fund the acquisition. As a result, The Switch retained a $20.6 million advance payment as a break-up fee, and we recorded a write-off of the advance payment during the year ended March 31, 2012.

Restructuring and impairments

During fiscal 2011, we undertook a systematic restructuring of our operations as a result of the material changes in our business resulting from the situation with Sinovel, which was approved by the Board of Directors. These actions resulted in the reduction of approximately 50% of our headcount and are expected to generate approximately $50 million in annual savings. We recorded restructuring and impairment charges of $9.2 million for the year ended March 31, 2012. These charges primarily consisted of employee severance and benefit costs related to the restructuring plan of $5.3 million, impairment charges of $1.7 million on long-lived assets for which there is no remaining future economic benefit as of March 31, 2012 and facility exit costs of $2.2 million related to the remaining lease commitments and certain asset impairments on the leased space in our Klagenfurt and Middleton locations

Operating loss

Our operating loss is summarized as follows (in thousands):

	Fiscal Years Ended March 31,
	2012	2011
Operating loss:
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

Income Taxes

We recorded income tax expense of $1.4 million during fiscal 2011, compared to $16.0 million during fiscal 2010. The decrease in income tax expense was driven by lower income in foreign jurisdictions. Certain asset write-offs in our foreign jurisdictions are considered permanent differences and are not tax deductible. Other asset write-offs, such as inventory and prepaid value-added taxes in China in fiscal 2010, are not currently deductible and result in deferred tax assets. Due to uncertainty around the realizability of these deferred tax assets, they have been fully reserved as of fiscal years ended March 31, 2011 and March 31, 2012.

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

We define non-GAAP net loss as net loss before adverse purchase commitment (recoveries) losses, net, stock-based compensation, amortization of acquisition-related intangibles, restructuring and impairment charges, changes in fair value of derivatives and warrants, non-cash interest expense, and the other non-cash or unusual items indicated in the table below. We believe non-GAAP net loss assists management and investors in comparing our performance across reporting periods on a consistent basis by excluding these non-cash or non-recurring charges that we do not believe are indicative of our core operating performance. We also regard non-GAAP net loss as a useful measure of operating performance which more closely aligns net loss with cash used in/provided by continuing operations. In addition, we use non-GAAP net loss as a factor in evaluating management’s performance when determining incentive compensation and to evaluate the effectiveness of our business strategies. A reconciliation of non-GAAP to GAAP net loss is set forth in the table below (in thousands, except per share data):

	Year Ended March 31,
	2013	2012	2011
Net loss	$(66,131)	$(136,827)	$(186,284)
Goodwill impairment	—	—	48,959
Provision for excess and obsolete inventory	—	—	63,882
Adverse purchase commitment (recoveries) losses, net	(7,768)	(1,299)	38,763
Write-off of prepaid value added taxes	—	—	5,905
Stock-based compensation	8,138	9,864	13,412
Amortization of acquisition-related intangibles	324	972	1,549
Restructuring and impairment charges	7,922	9,188	996
Executive severance	—	2,066	—
Sinovel litigation	691	5,846	—
Contingency for shareholder lawsuit	1,800	—	—
Consumption of zero cost-basis inventory	(2,111)	(794)	—
Patent costs	—	4,917	—
Change in fair value of derivatives and warrants	(7,556)	—	—
Write-off of advance payment		20,551	—
Non-cash interest expense	12,426	—	—

Non-GAAP net loss	$(52,265)	$(85,516)	$(12,818)

Non-GAAP loss per share	$(0.98)	$(1.68)	$(0.27)

Weighted average shares outstanding	53,070	50,842	47,103

We generated non-GAAP net loss of ($52.3) million, or ($0.98) per share, for fiscal 2012, compared to ($85.5) million, or ($1.68) per share, for fiscal 2011 and a non-GAAP net loss of ($12.8) million, or ($0.27) per share, for fiscal 2010. The decrease in non-GAAP net (loss) in fiscal 2012 over 2011 was primarily related to increased revenues and the benefits from cost reductions realized in fiscal 2012. The increase in non-GAAP net (loss) in fiscal 2011 over 2010 was primarily related to lower revenues and the effect of the large write-offs in fiscal 2010 related to the Sinovel matter, including goodwill and long-lived asset impairments, provisions for excess and obsolete inventory, adverse purchase commitments and write-off of prepaid value-added taxes, which totaled $158.5 million in the aggregate.

Liquidity and Capital Resources

At March 31, 2013, we had cash, cash equivalents, marketable securities and restricted cash of $50.2 million, compared to $66.2 million at March 31, 2012, a decrease of $16.0 million. Our cash, cash equivalents, marketable securities and restricted cash are summarized as follows (in thousands):

	March 31,
	2013	2012
Cash and cash equivalents	$39,243	$46,279
Marketable securities	—	5,304
Restricted cash	10,956	14,626

Total cash, cash equivalents, marketable securities and restricted cash	$50,199	$66,209

As of March 31, 2013, we had approximately $14.6 million of cash, cash equivalents, and restricted cash in foreign bank accounts.

The decrease in total cash and cash equivalents, marketable securities and restricted cash was due primarily to cash used in operations, partially offset by the proceeds from our financings in fiscal 2012. See further discussions below.

For fiscal 2012, net cash used in operating activities was $45.3 million, compared to $141.0 million in fiscal 2011. The decrease was primarily driven by lower cash used for working capital and the favorable effects of higher revenues and the benefits from cost reduction activities. We plan to closely monitor our expenses and, if required, expect to further reduce operating costs and capital spending to enhance liquidity.

For fiscal 2012, net cash provided by investing activities was $7.4 million, compared to $63.3 million in fiscal 2011. The decrease in cash provided by investing activities was driven primarily by a decrease in proceeds from the maturity of marketable securities of $104.8 million, and a decrease in capital expenditures of $9.5 million, partially offset by a $20.6 million advance payment to The Switch in fiscal 2011, which was subsequently written off, and a decrease in the change in restricted cash of $12.8 million.

For fiscal 2012, cash provided by financing activities was $31.2 million, compared to $0.1 million in fiscal 2011. The increase in cash provided by financing activities is primarily due to the net proceeds from the issuance of debt, net of expenses, of $32.9 million in fiscal 2012.

At March 31, 2013 and 2012, we had $6.1 million and $12.1 million, respectively, of restricted cash included in current assets, and $4.8 million and $2.5 million of restricted cash included in long-term assets as of March 31, 2013 and 2012, respectively. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts. These deposits are held in interest bearing accounts.

We have experienced recurring operating losses and as of March 31, 2013, had an accumulated deficit of $800.1 million. In addition, we have experienced recurring negative operating cash flows, which has resulted in a decrease in our cash balance. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this outcome of this uncertainty. At March 31, 2013 we had cash and cash equivalents of $39.2 million, which compares to cash used in operations of $45.3 million and $141.0 million for the years ended March 31, 2013 and 2012, respectively. Cash used in operations for the year ended March 31, 2013 included approximately $14.3 million in payments to settle adverse purchase commitments which are not expected to recur. We obtained financing totaling approximately $35.0 million during the quarter ended June 30, 2012. No additional financing has been obtained since then.

In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we need to significantly increase sales through executing our strategy to broaden our customer base, enter new markets, and commercialize our superconductor product line. In addition, we must potentially reduce operating expenses in line with business conditions in order to decrease the amount of cash used in operations and continue to work with the holder of our convertible note in order to maintain the ability to make monthly amortization payments on the convertible note in shares of common stock. In addition, we are actively seeking to sell our minority investments in Tres Amigas and Blade Dynamics and have recently engaged a financial advisor to assist with that effort. There can be no assurance that we will be able to sell one or both of these investments on commercially reasonable terms or at all.

On May 16, 2012, we entered into an agreement with one of our suppliers to settle certain of our adverse purchase commitments. The agreement was amended on November 6, 2012 (as amended, the “Settlement Agreement”). In conjunction with the Settlement Agreement, we agreed to pay the supplier approximately €2.2 million (the “Settlement Amount”). Under the Settlement Agreement, we had the option, at our sole discretion, to pay the settlement amount in cash, shares of our common stock, or a combination of cash and common stock. Accordingly, during the three months ended December 31, 2012, we issued 765,301 shares of our common stock to the supplier and filed a registration statement on Form S-3 to register the supplier’s resale of such shares of common stock under the terms of the Settlement Agreement. If the net proceeds from the supplier’s resale of the shares of common stock during a specified period plus any other cash payments made by us subsequent to the date of the Settlement Agreement were less than the Settlement Amount, we agreed to make an additional payment equal to the shortfall in cash to the supplier no later than December 31, 2012. As of December 31, 2012, we paid $0.8 million as a result of such a shortfall.

On April 4, 2012, we entered into a Securities Purchase Agreement with Capital Ventures International (“CVI”), an affiliate of Heights Capital Management (the “Purchase Agreement”) and completed a private placement of a $25.0 million 7% senior convertible note (the “Initial Note”). After fees and expenses, the net proceeds were $23.2 million. The Initial Note had an initial conversion price of $4.85 per share, representing a premium of approximately 20% over our closing price on April 3, 2012. The Initial Note was payable in monthly installments beginning four months from issuance and ending on October 4, 2014. Monthly payments were payable in cash or shares of our common stock at our option, subject to certain trading volume, stock price and other conditions. CVI could also elect to defer receipt of monthly installment payments at its option. Any deferred installment payments would continue to accrue interest. We registered 10,262,311 shares of our common stock which may be used as payment for principal and interest in lieu of cash for resale under the Securities Act as required under a Registration Rights Agreement with CVI.

On December 20, 2012, we entered into an Amendment and Exchange Agreement, (the “Amendment”) with CVI, which amended the Purchase Agreement. Pursuant to the Amendment, the Company and CVI exchanged the Initial Note for a new unsecured, senior convertible note, (the “Exchanged Note”). At the time of the exchange, the Exchanged Note had the same principal amount and accrued interest as the Initial Note. The Exchanged Note is convertible into our common stock and has the same scheduled monthly installment payments as the Initial Note. The Exchanged Note provides us with additional flexibility to make monthly installment payments in shares of our common stock. We retain the ability to repay the Exchanged Note in cash. Specifically, the amendments to the Exchanged Note:

•

Allow us to convert, subject to the satisfaction of certain conditions set forth in the Exchanged Note, (a) at least $2.5 million of the approximately $5.3 million installment amount payable with respect to the January 2013 installment date (including approximately $4.2 million of deferred installment amounts from the period September 4, 2012 to December 3, 2012) into shares of the Company’s common stock (on December 21, 2012 we converted $3.8 million in deferred installment amount principal and interest and issued 1,715,443 shares of common stock), and (b) the balance of the January 2013 installment amount in equal amounts on each of the February and March 2013 installment dates;

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

The going concern opinion represents a violation of a covenant under the Term Loan. On June 11, 2013, the lender of our Term Loan provided a one-time limited waiver (the “Waiver”) of the covenant that required us to deliver unqualified audited financial statements for the fiscal year ended March 31, 2013 as a result of the explanatory paragraph in the opinion of our independent auditors regarding there being a substantial doubt about our ability to continue as a going concern (the “Going Concern Opinion”). Because the Waiver was entered into prior to the issuance of the Going Concern Opinion, the Going Concern Opinion did not result in an event of default under our Term Loan agreement.

If we fail to stay in compliance with our covenants or experience some other event of default, we may be forced to repay the outstanding principal of one or both of our debt obligations. In the case of the Exchanged Note, such an event of default would also include the requirement to pay a penalty as defined in the agreement. Should this occur, our liquidity would be adversely affected.

If we successfully execute on our plans discussed above, then we believe that our available cash will be sufficient to fund our operations, capital expenditures and scheduled cash payments under our debt obligations for the next twelve months. Our ability to pay required monthly installment payments under the Exchanged Note in equity instead of cash is based on certain stock price and trading volume conditions that are outside of our control. If one or both of these equity conditions are not met (absent a waiver from the lender), we may be required to make required monthly installment payments in cash. As of the date of this Form 10-K, we have only made payments to the lender in shares of common stock and as a result the principal balance has been reduced by $9.6 million through March 31, 2013. If we fail one or both of the equity conditions, we can still make required payments in stock if the lender agrees to waive our compliance with the relevant equity conditions, which it has done in the past. There is no assurance that the lender will provide any waivers in the future. Our liquidity is highly dependent on our ability to profitably grow revenues through both the acquisition of new customers and growth from our existing customers, manage our operating expenses, maintain compliance with the covenants and restrictions on our debt obligations (or obtain waivers from our lenders in the event of non-compliance), and raise additional capital, as required. Potential sources of additional capital include sales of our minority investments in Tres Amigas and Blade Dynamics and obtaining additional financing (with the consent of our lenders, if required). There can be no assurance that sources of additional liquidity will be available on commercially acceptable terms or at all.

Legal Proceedings

We are involved in legal and administrative proceedings and claims of various types. See Part I, Item 3, “Legal Proceedings,” for additional information. We record a liability in our consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. We review these estimates each accounting period as additional information is known and adjust the loss provision when appropriate. If a matter is both probable to result in liability and the amounts of loss can be reasonably estimated, we estimate and disclose the possible loss or range of loss. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in its consolidated financial statements.

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

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties. Operating leases include minimum payments under leases for our facilities and certain equipment; see Item 2, “Properties,” for more information. Purchase commitments represent enforceable and legally binding agreements with suppliers to purchase goods or services. As of March 31, 2013, we are committed to make the following payments under contractual obligations (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Non-cancellable purchase commitments	$18,287	$17,245	$865	$177	$—
Convertible note	15,379	8,898	6,481
Senior Term Loan	8,077	4,615	3,462
Operating leases (rent)	3,990	1,719	1,796	475	—
Operating leases (other)	175	75	54	46	—

Total contractual obligations	$45,908	$32,552	$12,658	$698	$—

We are able under certain conditions to repay the Convertible Note in shares of our common stock. See discussion above under “Liquidity and Capital Resources”.

Recent Accounting Pronouncements

In January 2013, the FASB issued Accounting Standards Update No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU 2013-01). The main objective in developing this update is to address implementation issues about the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. ASU 2013-01 is effective for our first quarter of fiscal 2014. We are currently evaluating the impact of adopting ASU 2013-01, but currently do not believe there will be a significant impact on our consolidated results of operations, financial condition, or cash flows.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). The amendments of this ASU require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the statement where net income (loss) is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for fiscal years and interim periods beginning after December 15, 2012. We early adopted ASU 2013-02 and it did not have a material impact on our consolidated results of operations, financial condition, or cash flows.

In March 2013, the FASB issued Accounting Standards Update No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05). The objective of the amendments in this update is to resolve the diversity in practice about whether Subtopic 810-10, Consolidation — Overall, or Subtopic 830-30, Foreign Currency Matters — Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this update resolve the diversity in practice for the treatment of business combinations achieved in involving a foreign entity. ASU 2013-05 is effective for fiscal years and interim periods beginning after December 15, 2013. We are currently evaluating the impact of adopting ASU 2013-05, but currently do not believe there will be a significant impact on our consolidated results of operations, financial condition, or cash flows.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. Our accounting policies that involve the most significant judgments and estimates are as follows:

•	Revenue recognition;

•	Accounts receivable;

•	Inventory;

•	Valuation of long-lived assets;

•	Income taxes;

•	Stock-based compensation;

•	Contingencies;

•	Product warranty;

•	Debt; and

•	Fair value of financial instruments

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

During fiscal 2010, we determined that a cash basis of accounting was appropriate for certain of our customers in China, except Sinovel, after June 30, 2010 and for Sinovel, after September 30, 2010. Under this method of accounting, cash is applied first against accounts receivable balances, then costs of shipments (inventory and value-added taxes) before recognizing any gross margin. No shipments were made to these customers in the fiscal year ended March 31, 2013. Payments of $3.4 million were received from these customers during the fiscal year ended March 31, 2013, for past shipments and recorded as revenue. We had previously recognized revenues for those customers based on the receipt of shipments but prior to its receipt of payment for such shipments.

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

We enter into certain arrangements to license our technologies and to provide training services. We have determined that the license has no standalone value to the customer and is not separable from the training. Accordingly, we account for these arrangements as a single unit of accounting, and recognize revenue over the period of our performance and milestones that have been achieved. Costs for these arrangements are expensed as incurred.

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

Accounts Receivable

Accounts receivable consist of amounts owed by commercial companies and government agencies. Accounts receivable are stated net of allowances for doubtful accounts. Our accounts receivable relate principally to a limited number of customers. As of March 31, 2013, three customers, Inox, CG Power Solutions UK Ltd., and HHI, accounted for approximately 41%, 17% and 11%, respectively, of our total receivable balance. As of March 31, 2012, three customers, Inox, Karara Mining Ltd, and EPC Service Company, accounted for approximately 24%, 14%, and 11%, respectively, of our total receivable balance. Changes in the financial condition or operations of our customers may result in delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations. As such we may require collateral, advanced payment or other security based upon the customer history and/or creditworthiness. In determining the allowance for doubtful accounts, we evaluate the collectability of accounts receivable based primarily on the probability of recoverability based on historical collection and write-off experience, the age of past due receivables, specific customer circumstances, and current economic trends. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. Inventories that management considers excess or obsolete are reserved. Management considers forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining excess and obsolescence and net realizable value adjustments. Once inventory is written down and a new cost basis is established, it is not written back up if demand increases.

We recorded inventory reserves of $2.2 million during fiscal 2012 and $4.4 million during fiscal 2011, respectively, based on evaluating our ending inventories for excess quantities and obsolescence. We recorded an inventory reserve of approximately $63.9 million during fiscal 2010 based on our evaluation of forecasted demand in relation to the inventory on hand and market conditions surrounding our products as a result of the assumption that Sinovel and certain other customers in China would fail to meet their contractual obligations and demand that was previously forecasted would fail to materialize. If, in any period, we are able to sell inventories that were not valued or that had been reserved in a previous period, related revenues would be recorded without any offsetting charge to cost of revenues, resulting in a net benefit to its gross margin in that period. In fiscal 2012 and 2011, $2.1 million and $0.8 million, respectively, were recognized as a net benefit to gross margin for inventory previously reserved in fiscal year 2010.

Valuation of long-lived assets

We periodically evaluate our long-lived assets, consisting principally of fixed and amortizable intangible assets for potential impairment. In accordance with the applicable accounting guidance for the treatment of long-lived assets, we review the carrying value of our long-lived assets or asset group that is held and used, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Under the held and used approach, the asset or asset group to be tested for impairment should represent the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The determination of our asset groups involves a significant amount of judgment, assumptions, and estimates. We have three asset groups under our two segments, PSNA, Windtec and Superconductor based on the fact that the individual subsidiary companies that support each reporting unit are dependent on one another such that the lowest level of largely independent cash flows is the reporting unit level. We evaluate our long-lived assets whenever events or circumstances suggest that the carrying amount of an asset or group of assets may not be recoverable from the estimated undiscounted future cash flows.

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

In fiscal 2012 and 2011, in response to challenging market conditions we completed certain restructuring activities, approved by the Board of Directors, in order to reduce costs and align our strategic priorities. Since the restructuring action impacted all of our operations, we concluded that there were indicators of potential impairment of our long-lived assets in both fiscal years and we therefore conducted an assessment of the recoverability of these assets by comparing the carrying value of the assets to the pre-tax undiscounted cash flows estimated to be generated by those assets over their remaining book useful lives. Based on the calculation performed by management, the sum of the undiscounted cash flows forecasted to be generated by certain assets were less than the carrying value of those assets. Therefore, there was an indication that certain of our assets were impaired and, as a result, we performed additional analysis. An evaluation of the level of impairment was made by comparing the implied fair value of those definite long-lived tangible and intangible assets of its reporting units against their carrying values. Additionally, the same assessment was conducted as of March 31, 2013 as a result of factors which raise substantial doubt, in the opinion of our auditors, about our ability to continue as a going concern.

The fair values of the impacted property and equipment were based on what we could reasonably expect to sell each asset from the perspective of a market participant. The determination of the fair value of its property and equipment includes estimates and judgments regarding the marketability and ultimate sales price of individual assets. We utilized market data and approximations from comparable analyses to arrive at the estimated fair values of the impacted property and equipment. The fair values of amortization intangible assets related to completed technology and trade names were determined using primarily the relief-from-royalty method over the estimated economic lives of those assets from the perspective of a market participant. During fiscal 2012, we determined that certain of our Corporate assets and Grid segment property, plant and equipment were impaired as their carrying values exceeded their fair values. We determined the long-lived assets of our Wind segment were not impaired. Accordingly, for the year ended March 31, 2013 we recorded an impairment charge on certain of our Corporate assets and for the years ended March 31, 2013 and March 31, 2012 we recorded impairment charges on certain of our Grid segment property, plant and equipment. For the years ended March 31, 2013 and 2012, these charges totaled $5.0 million and $1.7 million, respectively.

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

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. We include interest and penalties related to gross unrecognized tax benefits within the provision for income taxes. (See Note 11, “Income Taxes,” of our consolidated financial statements for further information regarding our income tax assumptions and expenses.)

We evaluate our permanent reinvestment assertions with respect to foreign earnings at each reporting period. We have not recorded a deferred tax asset for the temporary difference associated with the excess of the tax basis over the book basis in our Austrian and Chinese subsidiaries as the future tax benefit is not expected to reverse in the foreseeable future. We have recorded a deferred tax liability as of March 31, 2013 for the undistributed earnings of our remaining foreign subsidiaries for which we can no longer assert are permanently reinvested. The total amount of undistributed earnings available to be repatriated at March 31, 2013 was $1.5 million resulting in the recording of a $0.5 million net deferred federal and state income tax liability. (See Note 11, “Income Taxes,” of our consolidated financial statements for the results of this assessment.)

Stock-based compensation

We measure compensation cost arising from the grant of share-based payments to employees at fair value and recognize such cost over the period during which the employee is required to provide service in exchange for the award, usually the vesting period. Total stock-based compensation expense recognized during the fiscal years ended March 31, 2013, 2012, and 2011 was $8.1 million, $9.9 million, and $13.4 million, respectively. For awards with service conditions only, we recognize compensation cost on a straight-line basis over the requisite service/vesting period. For awards with performance conditions, accruals of compensation cost are made based on the probable outcome of the performance conditions. The cumulative effect of changes in the probability outcomes are recorded in the period in which the changes occur.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management determined that expected volatility rates should be estimated based on historical and implied volatilities of our common stock. The expected term represents the average time that the options that vest are expected to be outstanding based on the vesting provisions and our historical exercise, cancellation and expiration patterns. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if circumstances change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate an expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. (See Note 12, “Stockholders’ Equity,” of our consolidated financial statements for further information regarding our stock-based compensation assumptions and expenses.)

Contingencies

From time to time, we are involved in legal and administrative proceedings and claims of various types. We record a liability in our consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. We review these estimates each accounting period as additional information is known and adjust the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in our consolidated financial statements. If, with respect to a matter, it is not both probable to result in liability and the amount of loss cannot be reasonably estimated, an estimate of possible loss or range of loss shall be disclosed unless such an estimate cannot be made. We do not recognize gain contingencies until they are realized. Legal costs incurred in connection with loss contingencies are expensed as incurred. During the fiscal year ended March 31, 2013, we recorded a loss contingency of $1.8 million. (See Note 13, “Commitments and Contingencies”, of our consolidated financial statements for further information).

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

Debt

For debt arrangements, we consider any embedded equity-linked components and account for the fair value of any embedded warrants and derivatives. We elect not to use the fair value option for recording debt arrangements and elect to record the debt at the stated value of the loan agreement on the date of issuance. Any other elements present are reviewed to determine if they are embedded derivatives requiring bifurcation and requiring valuation under the fair value option. Derivatives and warrants, which meet the condition to satisfy an obligation by issuing a variable number of equity shares, are recorded at fair value. The carrying value assigned to the host instrument will be the difference between the previous carrying value of the host instrument and the fair value of the warrants and derivatives. There is no immediate gain/loss from the initial recognition and measurement if the embedded derivative is accounted for separately from its host contract. There is an offsetting debt discount or premium as a result of the fair value assigned to the warrants and derivatives, as well as any debt issuance costs, which is amortized under the effective interest method over the term of the loan. Each reporting period, fair value is assessed for the warrants and derivatives with the change in value being recorded as other income/loss. (See Note 9, “Debt,” and Note 10, “Warrants and Derivative Liabilities,” of our consolidated financial statements for a full discussion regarding the activity and financial impact for our debt, warrants and derivative liabilities.)

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, derivatives, warrants, convertible note and a term loan. The estimated fair values have been determined through information obtained from market sources and management estimates. The carrying amounts of these instruments approximate fair value as of March 31, 2013. We have identified all of the derivatives associated with the Exchanged Note which include holder change of control redemption rights, issuer optional redemption rights, sale redemption rights and a feature to covert the Exchanged Note into equity at the holder’s option. The derivative liability is subject to revaluation at each balance sheet date, and any change in fair value will be recorded as a change in fair value in other income (expense) until the earlier of their exercise or expiration of the derivatives associated with the Exchanged Note. We rely on assumptions in a lattice model to determine the fair value of the derivative liability. We have appropriately valued the derivative liability within Level 3 of the valuation hierarchy. Warrants were issued in conjunction with the Exchanged Note and Term Loan. These warrants are subject to revaluation at each balance sheet date, and any change in fair value will be recorded as a change in fair value in other income (expense) until the earlier of the warrants’ exercise or expiration. We rely on assumptions used in a lattice model to determine the fair value of the warrants. We have appropriately valued the warrants within Level 3 of the valuation hierarchy.

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

We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than our functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. Gross margins of products we manufacture in the U.S and sell in currencies other than the U.S. dollar are also affected by foreign currency exchange rate movements. In addition, a portion of our earnings is generated by our foreign subsidiaries, whose functional currencies are other than the U.S. dollar, and our revenues and earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the earnings of such subsidiaries into the U.S. dollar. If the functional currency for AMSC Austria and AMSC China were to fluctuate by 10% the net effect would be immaterial to our consolidated financial statements.

Foreign currency transaction gains (losses), net of hedging activities, are included in net income and were $1.0 million, $3.1 million and $8.0 million for the fiscal years ended March 31, 2013, 2012 and 2011, respectively.

Stock Price and Dollar Trading Volume Risk

Our ability to pay required monthly installment payments under the Exchanged Note in equity instead of cash is based on certain stock price and trading volume conditions that are outside of our control. In order to make monthly installment payments under the Exchanged Note entirely in stock, the price of our common stock must remain above $1.00 per share and the average aggregate daily dollar trading volume of our common stock must be above $850,000. We may still pay a portion of the monthly installment payments under the Exchanged Note in stock, if the aggregate daily dollar trading volume is between $50,000 and $850,000, in an amount equal to the quotient of (x) the aggregate daily dollar trading volume, divided by (y) $850,000. We currently intend to make payments in equity whenever the equity conditions are met. If one or both of these equity conditions are not met (absent a waiver from the lender), we may be required to make required monthly installment payments in cash. As of the date of this Form 10-K, we have only made payments to the lender in shares of common stock, in part because the lender has provided waivers of the equity conditions in the past. There is no assurance that the lender will provide any waivers in the future.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

American Superconductor Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive (loss) income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of American Superconductor Corporation and its subsidiaries at March 31, 2013 and March 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has experienced recurring losses from operations and negative operating cash flows and the uncertainty of financing or other alternative liquidity sources that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

June 14, 2013

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2013	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$39,243	$46,279
Marketable securities	—	5,304
Accounts receivable, net	18,864	18,999
Inventory	33,473	29,256
Prepaid expenses and other current assets	22,469	31,444
Restricted cash	6,136	12,086
Deferred tax assets	—	203

Total current assets	120,185	143,571
Property, plant and equipment, net	74,626	90,828
Intangibles, net	2,749	3,772
Restricted cash	4,820	2,540
Deferred tax assets	5,354	3,129
Other assets	9,020	11,216

Total assets	$216,754	$255,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$30,138	$37,582
Note payable, current portion, net of discount of $458 as of March 31, 2013	4,158	—
Convertible note, current portion, net of discount of $4,289 as of March 31, 2013	4,610	—
Derivative liability	4,162	—
Adverse purchase commitments	1,440	25,894
Deferred revenue	29,805	19,718
Deferred tax liabilities	5,444	3,129

Total current liabilities	79,757	86,323
Note payable, net of discount of $95 as of March 31, 2013	3,367	—
Convertible note, net of discount of $600 as of March 31, 2013	5,881	—
Deferred revenue	1,340	1,558
Deferred tax liabilities	—	203
Other liabilities	1,291	2,093

Total liabilities	91,636	90,177

Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.01 par value, 150,000,000 shares authorized; 60,300,466 and 51,962,141 shares issued and outstanding at March 31, 2013 and 2012, respectively	603	520
Additional paid-in capital	923,847	896,603
Treasury stock, at cost, 34,445 shares at March 31, 2013	(313)	(271)
Accumulated other comprehensive income	1,112	2,027
Accumulated deficit	(800,131)	(734,000)

Total stockholders’ equity	125,118	164,879

Total liabilities and stockholders’ equity	$216,754	$255,056

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended March 31,
	2013	2012	2011
Revenues	$87,419	$76,543	$286,603

Cost and operating expenses:
Cost of revenues	71,937	82,882	308,183
Research and development	15,325	27,271	32,517
Selling, general and administrative	49,652	72,118	72,382
Restructuring and impairments	7,922	9,188	49,955
Write-off of advance payment	—	20,551	—
Amortization of acquisition related intangibles	324	972	1,549

Total operating expenses	145,160	212,982	464,586

Operating loss	(57,741)	(136,439)	(177,983)
Change in fair value of derivatives and warrants	7,556	—	—
Interest (expense) income, net	(14,948)	243	830
Other (expense) income, net	(1,262)	738	6,822

Loss before income tax (benefit) expense	(66,395)	(135,458)	(170,331)
Income tax (benefit) expense	(264)	1,369	15,953

Net loss	$(66,131)	$(136,827)	$(186,284)

Net loss per common share
Basic	$(1.25)	$(2.69)	$(3.95)

Diluted	$(1.25)	$(2.69)	$(3.95)

Weighted average number of common shares outstanding
Basic	53,070	50,842	47,103

Diluted	53,070	50,842	47,103

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Year Ended March 31,
	2013	2012	2011
Net loss	$(66,131)	$(136,827)	$(186,284)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (losses) gains	(887)	(1,790)	10,918
Unrealized gains on cash flow hedges	—	—	1,170
Reclassification of ineffective hedge gains to net income	—	—	(1,170)
Unrealized losses on investments	(28)	—	(90)

Total other comprehensive (loss) income, net of tax	(915)	(1,790)	10,828

Comprehensive loss	$(67,046)	$(138,617)	$(175,456)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance at April 1, 2010	44,846	$448	$698,417	$—	$(7,011)	$(410,889)	$280,965
Exercise of stock options	567	6	7,198	—	—	—	7,204
Issuance of common stock — ESPP	26	—	614	—	—	—	614
Issuance of common stock — restricted shares	301	3	(3)	—	—	—	—
Stock-based compensation expense	—	—	13,412	—	—	—	13,412
Non-employee stock-based compensation expense	—	—	31	—	—	—	31
Issuance of stock for calendar 2010 401(k) match	29	—	841	—	—	—	841
Issuance of common stock- follow-on public offering, net of costs	4,600	46	155,194	—	—	—	155,240
Contingent consideration	350	4	10,000	—	—	—	10,004
Net unrealized losses on investments	—	—	—	—	(90)	—	(90)
Cumulative translation adjustment	—	—	—	—	10,918	—	10,918
Net loss	—	—	—	—	—	(186,284)	(186,284)

Balance at March 31, 2011	50,719	$507	$885,704	$—	$3,817	$(597,173)	$292,855
Exercise of stock options	3	—	24	—	—	—	24
Issuance of common stock — ESPP	89	1	303	—	—	—	304
Issuance of common stock — restricted shares	698	7	(7)	—	—	—	—
Stock-based compensation expense	—	—	9,864	—	—	—	9,864
Issuance of stock for calendar 2011 401(k) match	127	1	719	—	—	—	720
Contingent consideration	350	4	(4)	—	—	—	—
Treasury stock, at cost	—	—	—	(271)	—	—	(271)
Cumulative translation adjustment	—	—	—	—	(1,790)	—	(1,790)
Net loss	—	—	—	—	—	(136,827)	(136,827)

Balance at March 31, 2012	51,986	$520	$896,603	$(271)	$2,027	$(734,000)	$164,879
Exercise of stock options	—	—	2	—	—	—	2
Issuance of common stock — ESPP	100	1	289	—	—	—	290
Issuance of common stock — restricted shares	2,463	25	1,594	—	—	—	1,619
Stock-based compensation expense	—	—	8,138	—	—	—	8,138
Issuance of stock for calendar 2012 401(k) match	158	2	537	—	—	—	539
Issuance of common stock to settle liabilities	5,593	55	16,684				16,739
Treasury stock, at cost	—	—	—	(42)	—	—	(42)
Net unrealized losses on investments	—	—	—	—	(28)	—	(28)
Cumulative translation adjustment	—	—	—	—	(887)	—	(887)
Net loss	—	—	—	—	—	(66,131)	(66,131)

Balance at March 31, 2013	60,300	$603	$923,847	$(313)	$1,112	$(800,131)	$125,118

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(66,131)	$(136,827)	$(186,284)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	13,054	15,455	11,300
Stock-based compensation expense	8,138	9,864	13,443
Write-off of advanced payment to The Switch	—	20,551	—
Patent costs	—	4,917	—
Restructuring charges, net of payments	902	2,798	—
Impairment of goodwill	—	—	48,959
Impairment of long-lived and intangible assets	4,984	1,715	996
Provision for excess and obsolete inventory	2,230	4,357	63,882
Adverse purchase commitment losses (recoveries), net	(7,768)	(1,299)	38,763
Provision for doubtful accounts receivable	—	—	25
Write-off of prepaid taxes	—	—	5,905
Loss on minority interest investments	2,231	2,407	1,396
Change in fair value of derivatives and warrants	(7,556)	—	—
Non-cash interest expense	12,426	—	—
Deferred income taxes	—	—	3,660
Other non-cash items	2,427	771	949
Changes in operating asset and liability accounts:
Accounts receivable	(751)	(4,820)	63,175
Inventory	(6,457)	(7,528)	(51,942)
Prepaid expenses and other current assets	8,887	1,685	(15,428)
Accounts payable and accrued expenses	(21,864)	(64,148)	(222)
Deferred revenue	9,977	9,060	(21,398)

Net cash used in operating activities	(45,271)	(141,042)	(22,821)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,430)	(10,895)	(40,862)
Purchase of marketable securities	—	—	(157,905)
Proceeds from the sale of property, plant and equipment	136
Proceeds from the maturity of marketable securities	5,276	110,117	104,830
Change in restricted cash	3,678	(9,093)	247
Purchase of intangible assets	—	(4,227)	(2,514)
Purchase of minority investments	—	(1,800)	(9,765)
Advanced payment for planned acquisition	—	(20,551)	—
Change in other assets	(307)	(214)	1,136

Net cash provided by (used in) investing activities	7,353	63,337	(104,833)

Cash flows from financing activities:
Employee taxes paid related to net settlement of equity awards	(42)	(271)	—
Proceeds from the issuance of debt, net of expenses	32,895	4,682	—
Repayment of debt	(1,923)	(4,682)	—
Proceeds from public equity offering, net	—	—	155,240
Proceeds from exercise of employee stock options and ESPP	291	328	7,818

Net cash provided by financing activities	31,221	57	163,058

Effect of exchange rate changes on cash and cash equivalents	(339)	144	785

Net (decrease) increase in cash and cash equivalents	(7,036)	(77,504)	36,189
Cash and cash equivalents at beginning of year	46,279	123,783	87,594

Cash and cash equivalents at end of year	$39,243	$46,279	$123,783

Supplemental schedule of cash flow information:
Cash paid for income taxes, net of refunds	$(311)	$13,357	$16,434
Non-cash contingent consideration in connection with acquisitions	—	—	10,004
Issuance of common stock to settle liabilities	18,896	720	842
Cash paid for interest	787	—	—

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of the Business and Operations and Liquidity

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

The Company’s consolidated financial statements for the year ended March 31, 2013, were prepared on a going concern basis in accordance with United States generally accepted accounting principles (“GAAP”). The going concern basis of presentation assumes that the Company will continue operations and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

Liquidity

The Company has experienced recurring operating losses and as of March 31, 2013, the Company had an accumulated deficit of $800.1 million. In addition, the Company has experienced recurring negative operating cash flows, which has resulted in a decrease in its cash balance. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. At March 31, 2013 the Company had cash and cash equivalents of $39.2 million which compares to cash used in operations of $45.3 million and $141.0 million for the years ended March 31, 2013 and 2012, respectively. Cash used in operations for the year ended March 31, 2013 included approximately $14.3 million in payments to settle adverse purchase commitments. The Company obtained financing totaling approximately $35.0 million during the quarter ended June 30, 2012. No additional financing has been obtained since then.

During the fiscal year ended March 31, 2013, the Company reduced its global workforce by approximately 19%. The Company is currently in the process of consolidating certain business operations to reduce facility costs. As of March 31, 2013, the Company had a global workforce of approximately 362 persons. The Company expects that its cost reduction efforts and anticipated revenue growth will result in a further reduction of cash used for operations during the fiscal year ending March 31, 2014. The Company plans to closely monitor its expenses and if required, expects to further reduce operating costs and capital spending to enhance liquidity.

On April 4, 2012, the Company completed a private placement of $25.0 million aggregate principal amount of a 7% senior unsecured convertible note (the “Initial Note”). On December 20, 2012, the Company agreed to exchange the Initial Note for a new unsecured, senior convertible note (the “Exchanged Note”), which had the same principal amount and accrued interest as the Initial Note at the time of the exchange. The Exchanged Note contains certain covenants and restrictions including, among others, limitations on the transfer of certain assets. Events of default under the Exchanged Note include failure to pay principal or interest as due on the Exchanged Note, failure to deliver registered shares of common stock upon the holders request for conversion of part or all of the Exchanged Note, failure to maintain the Company’s common stock eligible for trading on defined markets, cross defaults to other material indebtedness, receipt of uninsured judgments against the Company in excess of defined limits and other administrative covenants, as defined in the Exchanged Note and related documentation. Upon an event of default, the holders may require the Company to redeem all or any portion of the outstanding aggregate principal amount of the Exchanged Note in cash plus penalties as specified in the agreement. In addition, if the Company fails to maintain an effective registration statement covering common stock to be used in settling obligations under the Exchanged Note, the Company will be required to pay a penalty as specified in the agreement.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 5, 2012, the Company entered into a Loan and Security Agreement (the “Term Loan”), under which the Company borrowed $10.0 million. The Term Loan contains certain covenants and restrictions including, among others, a requirement to maintain a minimum unrestricted cash balance in the U.S. equal to the remaining principal balance. (See Note 9, “Debt”, for further information regarding these debt arrangements, including the covenants, restrictions and events of default under the agreements.) The going concern opinion represents a violation of a covenant under the Term Loan. The Company received a waiver from the lender for the covenant violation, which is filed as an exhibit to this Annual Report on Form 10-K. In the absence of the waiver, the going concern opinion would have been an event of default under the Term Loan, which would have then resulted in an event of default under the Exchanged Note.

In order for the Company to continue operations beyond the next twelve months and be able to discharge its liabilities and commitments in the normal course of business, the Company needs to significantly increase sales through executing its strategy to broaden its customer base, enter new markets, and commercialize its superconductor product line. In addition, the Company must potentially reduce operating expenses in line with business conditions in order to decrease the amount of cash used in operations and continue to work with the holder of its convertible note in order to maintain the ability to make monthly amortization payments on the convertible note in shares of common stock. In addition, the Company is actively seeking to sell its minority investments in Tres Amigas and Blade Dynamics and has recently engaged a financial advisor to assist with that effort. (See Note 15, “Equity Investments”, for further information about such investments.) There can be no assurance that we will be able to sell one or both of these investments on commercially reasonable terms or at all.

If the Company successfully executes on its plans discussed above, then the Company believes that its available cash, together with additional reductions in operating costs and capital expenditures that it expects to make, if necessary, will be sufficient to fund its operations, capital expenditures and scheduled cash payments under its debt obligations through the next twelve months. The Company’s ability to pay required monthly installment payments under the Exchanged Note in equity instead of cash is based on certain stock price and trading volume conditions that are outside of the Company’s control. If one or both of these equity conditions are not met (absent a waiver from the lender), the Company may be required to make required monthly installment payments in cash. As of the date of this Form 10-K, the Company has only made payments to the lender in shares of common stock and as a result, the principal balance has been reduced by $9.6 million through March 31, 2013. If the Company fails one or both of the equity conditions, the Company can still make required payments in its common stock with a waiver from the lender, which has been provided in the past. There is no assurance that the lender will provide any waivers in the future. The Company’s liquidity is highly dependent on its ability to profitably grow revenues through both the acquisition of new customers and growth from its existing customers, manage its operating expenses, continue to make amortization payments under the Exchanged Note in shares of the Company’s common stock, maintain compliance with the covenants and restrictions on its debt obligations (or obtain waivers from our lenders in the event of non-compliance), and raise additional capital, as required. Potential sources of additional capital include sales of its minority investments in Tres Amigas and Blade Dynamics, (See Note 15, “Equity Investments”, for further information about such investments.) and obtaining additional financing (with the consent of our lenders, if required). There can be no assurance that sources of additional financing or other forms of liquidity will be available on commercially acceptable terms or at all.

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

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America, (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, collectability of receivables, realizability of inventory, goodwill and intangible assets, warranty provisions, stock-based compensation, valuation of warrant and derivative liabilities, tax reserves, and deferred tax assets. Provisions for depreciation are based on their estimated useful lives using the straight-line method. Some of these estimates can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given estimate or assumption made by the Company’s management there may be other estimates or assumptions that are reasonable, the Company believes that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements.

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

Accounts Receivable

Accounts receivable consist of amounts owed by commercial companies and government agencies. Accounts receivable are stated net of allowances for doubtful accounts. The Company’s accounts receivable relate principally to a limited number of customers. As of March 31, 2013, three customers, Inox Wind Limited (“Inox”), CG Power Solutions UK Ltd. (“CGPS”), and Hyundai Heavy Industries Co. Ltd. (“HHI”), accounted for approximately 41%, 17% and 11%, respectively, of its total receivable balance. As of March 31, 2012, three customers, Inox, Karara Mining Ltd, and EPC Service Company, accounted for approximately 24%, 14%, and 11%, respectively, of its total receivable balance. Changes in the financial condition or operations of our customers may result in delayed payments or non-payments which would adversely impact its cash flows from operating activities and/or its results of operations. As such the Company may require collateral, advanced payment or other security based upon the customer history and/or creditworthiness. In determining the allowance

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for doubtful accounts, the Company evaluates the collectability of accounts receivable based primarily on the probability of recoverability based on historical collection and write-off experience, the age of past due receivables, specific customer circumstances, and current economic trends. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

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

At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. Inventories that management considers excess or obsolete are reserved. Management considers forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining excess and obsolescence and net realizable value adjustments. Once inventory is written down and a new cost basis is established, it is not written back up if demand increases.

For the year ended March 31, 2013, the Company recorded an inventory reserve of approximately $2.2 million based on evaluating its ending inventory on hand for excess quantities and obsolescence. The Company recorded an inventory reserve of approximately $4.4 million during the year ended March 31, 2012, based on its evaluation of forecasted demand in relation to the inventory on hand and market conditions surrounding its products as a result of the assumption that Sinovel and certain other customers in China will fail to meet their contractual obligations and demand that was previously forecasted will fail to materialize. The Company first recorded a benefit to cost of revenues related to the sale or usage of inventories reserved in a prior period during the year ended March 31, 2012. For the years ended March 31, 2013 and 2012, the Company recorded such benefits of $2.1 million and $0.8 million, respectively.

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

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation of Long-Lived Assets

The Company periodically evaluates its long-lived assets, consisting principally of fixed assets and amortizable intangible assets for potential impairment. In accordance with the applicable accounting guidance for the treatment of long-lived assets, the Company reviews the carrying value of its long-lived assets or asset group that is held and used, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Under the held and used approach, the asset or asset group to be tested for impairment should represent the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company evaluates its long-lived assets whenever events or circumstances suggest that the carrying amount of an asset or group of assets may not be recoverable from the estimated undiscounted future cash flows.

In fiscal 2012 and 2011, in response to the Sinovel situation and challenging market conditions, particularly in the wind power market, the Company completed certain restructuring activities, approved by the Board of Directors, in order to reduce costs and align its strategic priorities. Since the restructuring action impacted all of its operations, management concluded that there were indicators of potential impairment of our long-lived assets in both fiscal years and the Company therefore conducted an assessment of the recoverability of these assets by comparing its carrying value of the assets to the pre-tax undiscounted cash flows estimated to be generated by those assets over their remaining book useful lives. Based on the calculation performed by management, the sum of the undiscounted cash flows forecasted to be generated by certain assets were less than the carrying value of those assets. Therefore, there was an indication that certain of its assets were impaired and, as a result, the Company performed additional analysis. An evaluation of the level of impairment was made by comparing the implied fair value of those definite long-lived tangible and intangible assets of each reposting unit against their carrying values.

The fair values of the impacted property and equipment were based on what the Company could reasonably expect to sell each asset from the perspective of a market participant. The determination of the fair value of its property and equipment includes estimates and judgments regarding the marketability and ultimate sales price of individual assets. The Company utilized market data and approximations from comparable analyses to arrive at the estimated fair values of the impacted property and equipment. The fair values of amortization intangible assets related to completed technology and trade names were determined using primarily the relief-from-royalty method over the estimated economic lives of those assets from the perspective of a market participant. During fiscal 2012, management determined that certain of its corporate assets and Grid segment property, plant and equipment were impaired as their carrying values exceeded their fair values. The Company determined the long-lived assets of its Wind segment were not impaired. Accordingly, for the year ended March 31, 2013 the Company recorded an impairment charge on certain of its Corporate assets and for the years ended March 31, 2013 and March 31, 2012 the Company recorded impairment charges on certain of its Grid segment property, plant and equipment. For the years ended March 31, 2013 and 2012, these charges totaled $5.0 million and $1.7 million, respectively

Equity Method Investments

The Company uses the equity method of accounting for investments in entities in which it has an ownership interest, but does not exercise a controlling interest in the operating and financial policies of an investee. Under this method, an investment is carried at the acquisition cost, plus the Company’s equity in undistributed earnings or losses since acquisition.

Revenue Recognition

The Company recognizes revenue for product sales upon customer acceptance, which can occur at the time of delivery, installation or post-installation, provided persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and the collectability is reasonably assured. Existing customers

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are subject to ongoing credit evaluations based on payment history and other factors. If it is determined during the arrangement that collectability is not reasonably assured, revenue is recognized on a cash basis of accounting. Certain of the Company’s contracts involve retention amounts which are contingent upon meeting certain performance requirements through the expiration of the contract warranty periods. For contractual arrangements that involve retention, the Company recognizes revenue for these amounts upon the expiration of the warranty period, meeting the performance requirements and when collection of the fee is reasonably assured.

During the year ended March 31, 2011, the Company determined that revenues from certain of its customers in China could not be recorded for shipments made according to the delivery terms, as the fee was not fixed or determinable or collectability was not reasonably assured. For these customers, the Company is utilizing a cash basis of accounting with cash applied first against accounts receivable balances, then costs of shipments (inventory and value added taxes) before recognizing any gross margin. No shipments were made to these customers in the year ended March 31, 2013. Payments of $3.4 million and $5.2 million were received from these customers during the years ended March 31, 2013 and 2012, respectively, for past shipments and recorded as revenue.

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

The Company enters into certain arrangements to license its technologies and to provide training services. The Company has determined that the license has no standalone value to the customer and is not separable from the training. Accordingly, the Company accounts for these arrangements as a single unit of accounting, and recognizes revenue over the period of the Company’s performance and milestones that have been achieved. Costs for these arrangements are expensed as incurred.

The Company has elected to record taxes collected from customers on a net basis and does not include tax amounts in revenue or costs of revenue.

Customer deposits received in advance of revenue recognition are recorded as deferred revenue until customer acceptance is received. Deferred revenue also represents the amount billed to and/or collected from

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Income Taxes

The Company’s provision for income taxes is composed of a current and a deferred portion. The current income tax provision is calculated as the estimated taxes payable or refundable on tax returns for the current year. The deferred income tax provision is calculated for the estimated future tax effects attributable to temporary differences and carry-forwards using expected tax rates in effect in the years during which the differences are expected to reverse.

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

The Company evaluates its permanent reinvestment assertions with respect to foreign earnings at each reporting period. The Company has not recorded a deferred tax asset for the temporary difference associated with the excess of the tax basis over its book basis in its Austrian and Chinese subsidiaries as the future tax benefit is not expected to reverse in the foreseeable future. The Company has recorded a deferred tax liability as of March 31, 2013 for the undistributed earnings of its remaining foreign subsidiaries for which it can no longer assert are permanently reinvested. The total amount of undistributed earnings available to be repatriated at March 31, 2013 was $1.5 million resulting in the recording of a $0.5 million net deferred federal and state income tax liability.

Stock-Based Compensation

The Company accounts for stock-based payment transactions using a fair value-based method and recognizes the related expense in the results of operations.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The fair value of restricted stock awards is determined by reference to the fair market value of the Company’s common stock on the date of grant. The Company uses the Black-Scholes option pricing model to estimate the fair value of awards with service and performance conditions. For awards with service conditions only, the Company recognizes compensation cost on a straight-line basis over the requisite service/vesting period. For awards with performance conditions, accruals of compensation cost are made based on the probable outcome of the performance conditions. The cumulative effect of changes in the probability outcomes are recorded in the period in which the changes occur.

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

Computation of Net Loss per Common Share

Basic net loss per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing the net loss by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. For the years ended March 31, 2013, 2012, and 2011, common equivalent shares of 2,671,194, 2,290,416, and 2,631,251, respectively, were not included in the calculation of diluted EPS as they were considered antidilutive. The following table reconciles the numerators and denominators of the EPS calculation for the years ended March 31, 2013, 2012, and 2011 (in thousands except per share amounts):

	Year Ended March 31,
	2013	2012	2011
Numerator:
Net loss	$(66,131)	$(136,827)	$(186,284)

Denominator:
Weighted-average shares of common stock outstanding	53,537	51,144	47,750
Weighted-average shares subject to repurchase	(467)	(302)	(647)

Shares used in per-share calculation — basic	53,070	50,842	47,103
Dilutive effect of employee equity incentive plans	—	—	—

Shares used in per-share calculation — diluted	53,070	50,842	47,103

Net loss per share — basic	$(1.25)	$(2.69)	$(3.95)

Net loss per share — diluted	$(1.25)	$(2.69)	$(3.95)

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation

The functional currency of all the Company’s foreign subsidiaries is the U.S. dollar, except for AMSC Austria, for which the local currency (Euro) is the functional currency, and AMSC China, for which the local currency (Renminbi) is the functional currency. The assets and liabilities of AMSC Austria and AMSC China are translated into U.S. dollars at the exchange rate in effect at the balance sheet date and income and expense items are translated at average rates for the period. Cumulative translation adjustments are excluded from net loss and shown as a separate component of stockholders’ equity. Net foreign currency transaction gains (losses) are included in net loss and were $1.0 million, $3.1 million, and $8.0 million for the years ended March 31, 2013, 2012 and 2011, respectively. The Company has no restrictions on the foreign exchange activities of its foreign subsidiaries, including the payment of dividends and other distributions.

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

The Company invests its available cash with high-credit, quality financial instruments and invests primarily in investment-grade marketable securities, including, but not limited to, government obligations, money market funds and corporate debt instruments.

Several of the Company’s government contracts are being funded incrementally, and as such, are subject to the future authorization, appropriation, and availability of government funding. The Company has a history of successfully obtaining financing under incrementally-funded contracts with the U.S. government and it expects to continue to receive additional contract modifications in the year ending March 31, 2013 and beyond as incremental funding is authorized and appropriated by the government.

Contingencies

From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. The Company records a liability in its consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. Management reviews these estimates in each accounting period as additional information is known and adjusts the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. If, with respect to a matter, it is not both probable to result in liability and the amount of loss cannot be reasonably estimated, an estimate of possible loss or range of loss is disclosed unless such an estimate cannot be made. The Company does not recognize gain contingencies until they are realized. Legal costs incurred in connection with loss contingencies are expensed as incurred. The Company recorded a loss contingency of $1.8 million for the year ended March 31, 2013. (See Note 13, “Commitments and Contingencies,” for further information regarding the Company’s pending litigation.)

Debt

For debt arrangements, the Company considers any embedded equity-linked components and accounts for the fair value of any embedded warrants and derivatives. The Company elects not to use the fair value option for recording debt arrangements and elects to record the debt at the stated value of the loan agreement on the date of issuance. Any other elements present are reviewed to determine if they are embedded derivatives requiring bifurcation and requiring valuation under the fair value option. Derivatives and warrants, which meet the condition to satisfy an obligation by issuing a variable number of equity shares, are recorded at fair value. The carrying value assigned to the host instrument will be the difference between the previous carrying value of the

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

host instrument and the fair value of the warrants and derivatives. There is no immediate gain/loss from the initial recognition and measurement if the embedded derivative is accounted for separately from its host contract. There is an offsetting debt discount or premium as a result of the fair value assigned to the warrants and derivatives, as well as any debt issuance costs, which is amortized under the effective interest method over the term of the loan. Each reporting period, fair value is assessed for the warrants and derivatives with the change in value being recorded as other income/loss. (See Note 9, “Debt,” and Note 10, “Warrants and Derivative Liabilities,” for a full discussion regarding the activity and financial impact for our debt, warrants and derivative liabilities.)

Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, warrants to purchase shares of common stock, derivatives, a senior convertible note and senior secured term loan. The carrying amounts of these instruments approximate fair value at March 31, 2013 and 2012. The estimated fair values have been determined through information obtained from market sources and management estimates.

3.    Marketable Securities and Fair Value Disclosures

Marketable Securities

The Company’s marketable securities are classified as available-for-sale securities and, accordingly, are recorded at fair value. The difference between amortized cost and fair value is included in stockholders’ equity. At March 31, 2013 and 2012, there were investments with an immaterial gross unrealized loss.

The following is a summary of marketable securities at March 31, 2013 and 2012 (in thousands):

	Cost at March 31, 2013	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value at March 31, 2013
Short-term commercial paper	$—	$—	$—	$—

	Cost at March 31, 2012	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value at March 31, 2012
Short-term commercial paper	$5,276	$28	$—	$5,304

Fair Value Hierarchy

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance related to disclosures of fair value measurements. The guidance requires gross presentation of activity within the Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements. It also clarifies two existing disclosure requirements on the level of disaggregation of fair value measurements and disclosures on inputs and valuation techniques. A change in the hierarchy of an investment from its current level will be reflected in the period during which the pricing methodology of such investment changes. Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 will be made in the event that the related security is significant to total cash and investments. The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the years ended March 31, 2013 and 2012.

A valuation hierarchy for disclosure of the inputs to valuation used to measure fair value has been established. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1 —	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table provides the assets and liabilities carried at fair value, measured as of March 31, 2013 and 2012 (in thousands):

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013:
Assets:
Cash equivalents	$18,649	$18,649	$—	$—
Liabilities:
Derivative liability	$529	$—	$—	$529
Warrants	$3,633	$—	$—	$3,633

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012:
Assets:
Cash equivalents	$23,485	$23,485	$—	$—
Short-term commercial paper	$5,304	$—	$5,304	$—

The table below reflects the activity for the Company’s major classes of liabilities measured at fair value for the period ended March 31, 2013 (in thousands):

	Derivative Liability	Warrants
April 1, 2012	$—	$—
Valuation of original derivative liability	3,779	—
Warrant issuance with Senior Convertible Note	—	7,018
Warrant issuance with Senior Secured Term Loan	—	380
Valuation of derivative liability attributable to modification	542	—
Mark to market adjustment	(3,792)	(3,765)

Balance at March 31, 2013	$529	$3,633

Valuation Techniques

Cash Equivalents

Cash equivalents consist of highly liquid instruments with maturities of three months or less that are regarded as high quality, low risk investments and are measured using such inputs as quoted prices, and are

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Derivative Liability

The Company has identified all of the derivatives (“Derivative Liability”) associated with the Exchanged Note which include holder change of control redemption rights, issuer optional redemption rights, sale redemption rights and a feature to convert the Exchanged Note into equity at the holder’s option. The Derivative Liability is subject to revaluation at each balance sheet date, and any change in fair value will be recorded as a change in fair value in other income (expense) until the earlier of its exercise or expiration. The Company relies on assumptions in a lattice model to determine the fair value of Derivative Liability. The Company has appropriately valued the Derivative Liability within Level 3 of the valuation hierarchy. (See Note 9, “Debt,” for discussion on the Exchanged Note, Derivative Liability and valuation assumptions used.)

Warrants

Warrants were issued in conjunction with the Initial Note and the Term Loan. (See Note 9, “Debt,” for additional information on warrants.) These warrants are subject to revaluation at each balance sheet date, and any change in fair value will be recorded as a change in fair value in other income (expense) until the earlier of their exercise or expiration.

The Company relies on various assumptions in a lattice model to determine the fair value of warrants. The Company has appropriately valued the warrants within Level 3 of the valuation hierarchy. (See Note 10, “Warrants and Derivative Liabilities,” for a discussion of the warrants and the valuation assumptions used.)

4.    Accounts Receivable

Accounts receivable at March 31, 2013 and 2012 consisted of the following (in thousands):

	March 31,
	2013	2012
Accounts receivable (billed)	$17,222	$16,240
Accounts receivable (unbilled)	1,642	2,811
Less: Allowance for doubtful accounts	—	(52)

Accounts receivable, net	$18,864	$18,999

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2013, three customers, Inox, CGPS, and HHI, accounted for approximately 41%, 17% and 11%, respectively, of our total receivable balance. As of March 31, 2012, three customers, Inox, Karara Mining Ltd, and EPC Service Company, accounted for approximately 24%, 14%, and 11%, respectively, of our total receivable balance.

5.    Inventory

Inventory at March 31, 2013 and 2012 consisted of the following (in thousands):

	March 31,
	2013	2012
Raw materials	$5,966	$9,962
Work-in-process	3,427	2,390
Finished goods	21,655	14,438
Deferred program costs	2,425	2,466

Net inventory	$33,473	$29,256

For the year ended March 31, 2013, the Company recorded an inventory write-down of approximately $2.2 million based on evaluating its ending inventory on hand for excess quantities and obsolescence. For the year ended March 31, 2012, the Company recorded an inventory write-down of approximately $4.4 million based on its evaluation of forecasted demand in relation to the inventory on hand and market conditions surrounding its products as a result of the assumption that Sinovel and certain other customers in China will fail to meet their contractual obligations under existing supply agreements and demand that was previously forecasted will fail to materialize.

Deferred program costs as of March 31, 2013 and 2012 primarily represent costs incurred on programs accounted for under contract accounting where revenue and costs will be recognized when the Company completes the development programs, as well as D-VAR turnkey projects in fiscal 2011.

6.    Property, Plant and Equipment

The cost and accumulated depreciation of property and equipment at March 31, 2013 and 2012 are as follows (in thousands):

	March 31,
	2013	2012
Land	$3,643	$4,022
Construction in progress — equipment	14,505	25,331
Buildings	34,398	36,808
Equipment and software	71,116	62,785
Furniture and fixtures	1,626	1,788
Leasehold improvements	5,556	6,125

Property, plant and equipment, gross	130,844	136,859
Less accumulated depreciation	(56,218)	(46,031)

Property, plant and equipment, net	$74,626	$90,828

Depreciation expense was $12.1 million, $12.9 million, and $8.4 million, for the years ended March 31, 2013, 2012, and 2011, respectively. (See Note 16, “Restructuring and Impairments,” for additional information regarding the effect the Company’s restructuring plan had on property, plant and equipment.)

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.    Intangible Assets

Intangible assets at March 31, 2013 and 2012 consisted of the following (in thousands):

	2013			2012
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value	Estimated Useful Life
Licenses	$5,349	$(3,366)	$1,983	$5,360	$(2,689)	$2,671	7
Trade names and trademarks	1,165	(1,040)	125	1,212	(909)	303	7
Core technology and know-how	5,453	(4,812)	641	5,611	(4,813)	798	5 - 10

Intangible assets	$11,967	$(9,218)	$2,749	$12,183	$(8,411)	$3,772

The Company recorded intangible amortization expense of $0.9 million, $2.6 million, and $2.9 million for the years ended March 31, 2013, 2012, and 2011, respectively. During the fourth quarter of the year ended March 31, 2012, the Company elected to change its accounting policy for legal costs to defend and maintain its patents. Historically, the Company capitalized these costs and amortized them over the useful lives of the patents. At that time, the Company determined a change to expense these costs as incurred is preferable, and elected to make that change by expensing the remaining unamortized patent costs of $4.9 million.

Expected future amortization expense related to intangible assets is as follows (in thousands):

For the Years Ended March 31,	Total
2014	$754
2015	573
2016	568
2017	553
2018	301
Thereafter	—

Total	$2,749

The geographic composition of intangible assets is as follows (in thousands):

	March 31,
	2013	2012
Intangible assets by geography:
U.S.	$2,624	$3,469
Europe	125	303

Total	$2,749	$3,772

The business segment composition of intangible assets is as follows (in thousands):

	March 31,
	2013	2012
Intangible assets by business segments:
Wind	$152	$1,119
Grid	2,597	2,653

Total	$2,749	$3,772

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31,
	2013	2012
Accounts payable	$7,146	$8,191
Accrued inventories in-transit	779	3,330
Accrued miscellaneous expenses	9,172	9,595
Accrued outside services	2,251	113
Accrued subcontractor program costs	2,442	1,885
Accrued compensation	5,506	8,380
Income taxes payable	133	192
Accrued warranty	2,709	5,896

Total	$30,138	$37,582

Product Warranty

The Company generally provides a one to three year warranty on its products, commencing upon installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. The following is a summary of accrued warranty activity (in thousands):

	For the Years Ended March 31,
	2013	2012
Balance at beginning of period	$5,896	$7,907
Change in accruals for warranties during the period	1,371	1,648
Settlements during the period	(4,558)	(3,659)

Balance at end of period	$2,709	$5,896

9.    Debt

Senior Convertible Note

On April 4, 2012, the Company entered into a Securities Purchase Agreement with Capital Ventures International (“CVI”), an affiliate of Heights Capital Management (the “Purchase Agreement”) and completed a private placement of (the “Initial Note”), a 7% unsecured senior convertible note. After fees and expenses, the net proceeds of the Initial Note were $23.2 million. The Initial Note had an initial conversion price of $4.85 per share, representing a premium of approximately 20% over AMSC’s closing price on April 3, 2012. The Initial Note was payable in monthly installments beginning four months from issuance and ending on October 4, 2014. Monthly payments were payable in cash or the Company’s common stock at the option of the Company, subject to certain trading volume, stock price and other conditions. CVI could have also elected to defer receipt of monthly installment payments at its option. Any deferred installment payments would have continued to accrue interest. The Company registered 10,262,311 shares of common stock which may be used as payment for principal and interest in lieu of cash for resale under the Securities Act as required under a Registration Rights Agreement with CVI.

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

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has identified the following derivatives associated with the Initial Note: holder change of control redemption rights; issuer optional redemption rights; sale redemption rights and a feature to convert the Initial Note into equity at the holder’s option. The Company valued these derivatives at $3.8 million upon issuance of the Initial Note. (See Note 10, “Warrants and Derivative Liabilities,” for additional information regarding derivative liabilities.)

In conjunction with the Initial Note, CVI received a warrant to purchase approximately 3.1 million additional shares of common stock exercisable at a strike price of $5.45 per share, subject to adjustment, until October 4, 2017. Due to certain adjustment provisions within the warrant, it qualified for liability accounting and had a fair value of $7.0 million upon issuance. The Company recorded the value as a debt discount and a warrant liability. (See Note 10, “Warrants and Derivative Liabilities,” for additional information regarding the warrant.)

The process of valuing financial and derivative instruments utilizes facts and circumstances as of the measurement date as well as certain inputs, assumptions, and judgments that may affect the estimated fair value of the instruments. Upon issuance of the Initial Note, the Company determined the initial carrying value of the Initial Note to be $25.0 million. In addition, the Company also incurred $1.8 million of legal and origination costs as of the year ended March 31, 2013, which have been recorded as a discount on the Initial Note.

On December 20, 2012, the Company entered into an Amendment and Exchange Agreement, (the “Amendment”) with CVI, which amended the Purchase Agreement. Pursuant to the Amendment, the Company and CVI exchanged the Initial Note for the Exchanged Note. At the time of the exchange, the Exchanged Note had the same principal amount and accrued interest as the Initial Note. The Exchanged Note is convertible into the Company’s common stock and has the same scheduled monthly installment payments as the Initial Note. The Exchanged Note provides the Company with additional flexibility to make monthly installment payments in shares of the Company’s common stock. The Company retains the ability to repay the Exchanged Note in cash. Specifically, the amendments to the Exchanged Note:

•

Allow the Company to convert, subject to the satisfaction of certain conditions set forth in the Exchanged Note, (a) at least $2.5 million of the approximately $5.3 million installment amount payable with respect to the January 2013 installment date (including approximately $4.2 million of deferred installment amounts from the period September 4, 2012 to December 3, 2012) into shares of the Company’s common stock (on December 21, 2012 the Company converted $3.8 million in deferred installment amount principal and interest and issued 1,715,443 shares of common stock), and (b) the balance of the January 2013 installment amount in equal amounts on each of the February and March 2013 installment dates;

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

The Company assessed the changes in the Exchanged Note and accounted for it as a modification of the Initial Note. Therefore, the Company determined the incremental value of the derivative instruments, as a result of the Exchanged Note, as having a reduced conversion price. As a result of the re-valuation, the Company recorded a $0.5 million increase in the value of the derivative liability and additional debt discount. At the modification date,

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the value of the derivative liability was $1.5 million. The total debt discount, including the embedded derivatives in the Initial Note, the incremental value of embedded derivatives in the Exchanged Note, warrant and legal and origination costs of $13.1 million is being amortized into interest expense over the term of the Exchanged Note using the effective interest method. Under this method, interest expense is recognized each period until the debt instruments reach maturity. If the maturity of the Exchanged Note is accelerated because of prepayment, then the amortization will be accelerated. During the year ended March 31, 2013, the Company recorded non-cash interest expense for amortization of the debt discount related to the convertible notes of $8.2 million.

Provided certain equity conditions are met, the Company may elect to repay principal and interest in shares of the Company’s common stock. If the Company elects to make a payment in shares of the Company’s common stock, the number of shares to be issued is determined by dividing the amount of such payment by 85% of the lessor of the average volume-weighted average price (“VWAP”) of the 10 consecutive days immediately preceding the payment date or the VWAP price on the day preceding the payment date (the “Market Price”). The Company records the difference between the closing price of its common stock on the day preceding the payment date and the Market Price as a discount on the fair value of its shares. During the year ended March 31, 2013, the Company recorded $3.6 million of non-cash interest expense related to installment payments made by issuing the Company’s common stock at a discount.

The Exchanged Note and Purchase Agreement contain certain covenants and restrictions, including, among others, that for so long as the Exchanged Note is outstanding, the Company will not incur any indebtedness (other than permitted indebtedness under the Exchanged Note), permit liens on its properties (other than permitted liens under the Exchanged Note), make payments on junior securities or declare dividends. The Exchanged Note also contains limitations on the transfer of certain assets. Events of default under the Exchanged Note include failure to pay principal or interest as due on the Exchanged Note, failure to deliver registered shares of common stock upon the holders request for conversion of part or all of the Exchanged Note, failure to maintain the Company’s common stock eligible for trading on defined markets, cross defaults to other material indebtedness, receipt of uninsured judgments against the Company in excess of defined limits and other administrative covenants, including the Term Loan discussed below, as defined in the Exchanged Note and related documentation. Upon an event of default, the holders may require the Company to redeem all or any portion of the outstanding principal amount of the Exchanged Note in cash plus a penalty as specified in the agreement. Also, if the Company fails to maintain an effective registration statement covering common stock to be used in settling obligations under the Exchanged Note, the Company will be required to pay a penalty as specified in the agreement.

In addition, on October 4, 2012, the Company had the right to issue an additional $15 million aggregate principal amount of convertible notes and warrants to the same investor, subject to certain conditions. Because the Company did not meet these conditions, it no longer has the right to compel the investor to purchase additional convertible notes on the terms contained in the agreement.

Senior Secured Term Loan

On June 5, 2012, the Company entered into a Term Loan with Hercules Technology Growth Capital, Inc. (“Hercules”), under which the Company borrowed $10.0 million (the “Term Loan”). After the closing fees and expenses, the net proceeds to the Company were $9.7 million. The Term Loan bears an interest rate equal to 11% plus the percentage, if any, by which the prime rate as reported by The Wall Street Journal exceeds 3.75%. The Company made interest-only payments from July 1, 2012 through October 31, 2012, after which the Company repays the loan in equal monthly installments ending on December 1, 2014. The Term Loan is secured by substantially all of the Company’s existing and future assets, including a mortgage on real property owned by the Company’s wholly-owned subsidiary, ASC Devens LLC, and located at 64 Jackson Road, Devens, Massachusetts. In addition, Hercules received a warrant to purchase 139,276 shares of common stock, exercisable at an initial strike price of $3.59 per share, subject to adjustment, until December 5, 2017. Due to certain adjustment provisions within the warrant, it qualified for liability accounting and the fair value of $0.4 million was recorded upon issuance, which

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company recorded as a debt discount and a warrant liability. (See Note 10, “Warrants and Derivative Liabilities,” for a discussion on warrants and the valuation assumptions used.) The Company will pay an end of term fee of $0.5 million upon the earlier of maturity or prepayment of the loan. The Company has accrued this as of the year ended March 31, 2013 and recorded a corresponding amount into the debt discount. In addition, the Company incurred $0.3 million of legal and origination costs in the year ended March 31, 2013, which have been recorded as a debt discount. The total debt discount including the warrant, end of term fee and legal and origination costs of $1.2 million is being amortized into interest expense over the term of the Term Loan using the effective interest method. Under this method, interest expense is recognized each period until the debt instrument reaches maturity. If the maturity of the Term Loan is accelerated because of prepayment, then the amortization will be accelerated. During the year ended March 31, 2013, the Company recorded non-cash interest expense for amortization of the debt discount related to the Term Loan of $0.6 million.

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

The going concern opinion represents a violation of a covenant under the Term Loan. On June 11, 2013, the lender of our Term Loan provided a one-time limited waiver (the “Waiver”) of the covenant that required the Company to deliver unqualified audited financial statements for the fiscal year ended March 31, 2013 as a result of the explanatory paragraph in the opinion of its independent auditors regarding there being a substantial doubt about the Company’s ability to continue as a going concern (the “Going Concern Opinion”). Because the Waiver was entered into prior to the issuance of the Going Concern Opinion, the Going Concern Opinion did not result in an event of default under the Company’s Term Loan agreement.

Interest expense on the Exchanged Note and Term Loan for the year ended March 31, 2013 was $14.9 million, which included $12.4 million of non-cash interest expense related to the amortization of the debt discount on the Exchanged Note and Term Loan and payment of the Exchanged Note in Company common stock at a discount, respectively.

10.    Warrants and Derivative Liabilities

On April 4, 2012, the Company entered into a Purchase Agreement for the Initial Note and on December 20, 2012, the Company entered into the Amendment pursuant to which it exchanged the Initial Note for the Exchanged Note, as described in Note 9. The Initial Note included a warrant to purchase 3,094,060 million shares of the Company’s common stock. The warrant is exercisable at any time on or after the date that is six months after the issuance of the warrant and entitles CVI to purchase shares of the Company’s common stock for a period of five years from the initial date the warrant becomes exercisable at a price equal to $5.45 per share, subject to certain price-based and other anti-dilution adjustments. The warrant may not be exercised if, after giving effect to the conversion, CVI together with its affiliates would beneficially own in excess of 4.99% of the Company’s common stock. This percentage may be raised to any other percentage not in excess of 9.99% at the option of CVI, upon at least 61-days prior notice to the Company, or lowered to any other percentage, at the option of CVI, at any time.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company calculated the fair value of the derivative liabilities and warrants utilizing an integrated lattice model. The lattice model is an option pricing model that involves the construction of a binomial tree to show the different paths that the underlying asset may take over the option’s life. A lattice model can take into account expected changes in various parameters such as volatility over the life of the options, providing more accurate estimates of option prices than the Black-Scholes model.

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

	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	April 4, 2012
Risk-free interest rate	0.67%	0.75%	0.63%	0.77%	1.19%
Expected annual dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%
Expected volatility	71.7%	80.6%	80.9%	80.8%	80.0%
Term (years)	4.51	4.76	5.01	5.28	5.5
Fair Value	$3.4 million	$4.4 million	$7.1 million	$8.6 million	$7.0 million

The Company recorded a gain for the change in the fair value of the CVI warrant of $3.6 million to change in fair value of derivatives and warrants in the year ended March 31, 2013.

The Company determined certain embedded derivatives issued with the convertible notes required accounting as a liability, which requires they be accounted for as a standalone liability subject to revaluation at each balance sheet date with changes in fair value recorded as change in fair value of derivatives and warrants until the earlier of exercise or expiration.

The terms of the debt modification reduced the conversion price of the Initial Note from $4.85 per share to $3.19 per share in the Exchanged Note. As a result the Company revalued these derivatives pre- and post-modification and recorded the difference of $0.5 million as a debt discount and a derivative liability. (See Note 9, “Debt,” for further discussion). Following is a summary of the key assumptions used to value the convertible notes derivative feature:

	March 31, 2013	December 31, 2012	Post-modification December 20, 2012	Pre-modification December 20, 2012	September 30, 2012	June 30, 2012	April 4, 2012
Stock Price	$2.67	$2.62	$2.95	$2.95	$4.15	$4.68	$3.97
Percentage Volume Condition Met	80.5%	94.5	94.9%	28.6%	51.0%	75.2%	85.9%
Expected Volatility	66.9%	73.5	72.5%	72.5%	70.0%	71.0%	75.0%
Risk Free Rate	0.20%	0.23	0.25%	0.25%	0.23%	0.33%	0.44%
Bond Yield	16.5%	16.5	16.5%	16.5%	15.0%	16.0%	15.0%
Recovery Rate	30.0%	30.0	30.0%	30.0%	30.0%	30.0%	30.0%
Redeemable	yes	yes	yes	yes	yes	yes	yes
Total Time (years)	1.51	1.76	1.79	1.79	2.01	2.28	2.5
Dilution Effect	yes	yes	yes	yes	yes	yes	yes
Indicated Percent of Par	70.0%	98.0%	119.0%	99.0%	108.0%	121.0%	117.0%
Fair Value	$0.5 million	$1.0 million	$1.5 million	$0.9 million	$2.8 million	$4.5 million	$3.8 million

Based on historical volume-weighted average price (“VWAP”) of the Company’s common stock as well as the historic average dollar trading volume of the Company’s common stock, the percentage volume condition is the probability that the Company will convert monthly installment payments into the Company’s common stock.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company recorded a gain from the change in the fair value of the derivative liabilities of $3.8 million to changes in fair value of derivatives and warrants in the year ended March 31, 2013.

On June 5, 2012, the Company entered into a Loan and Security Agreement with Hercules (see Note 9, “Debt,” for additional information regarding the Loan and Security Agreement). In conjunction with this agreement, the Company issued a warrant to purchase 139,276 shares of the Company’s common stock. The warrant is exercisable at any time after the issuance of the warrant and expires on December 5, 2017, at a price equal to $3.59 per share subject to certain price-based and other anti-dilution adjustments.

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

	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	June 5, 2012
Risk-free interest rate	0.7%	0.75%	0.64%	0.80%	0.77%
Expected annual dividend yield	—%	—%	—%	—%	—%
Expected volatility	72.01%	80.14%	81.18%	80.32%	79.99%
Term (years)	4.68	4.93	5.18	5.44	5.5
Fair Value	$0.2 million	$0.2 million	$0.4 million	$0.5 million	$0.4 million

The Company prepared its estimates for the assumptions used to determine the fair value of the warrants issued in conjunction with both the Convertible Note and Term Loan utilizing the respective terms of the warrants with similar inputs, as described above.

The Company recorded a gain from the change in the fair value of the Hercules warrant of $0.2 million during the year ended March 31, 2013.

11.    Income Taxes

Income (loss) before income taxes for the years ended March 31, 2013, 2012, and 2011 are provided in the table as follows (in thousands):

	For the Years Ended March 31,
	2013	2012	2011
Income (loss) before income tax expense:
U.S.	$(66,975)	$(107,301)	$(61,436)
Foreign	580	(28,157)	(108,895)

Total	$(66,395)	$(135,458)	$(170,331)

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of income tax expense (benefit) attributable to continuing operations consist of the following (in thousands):

	For the Years Ended March 31,
	2013	2012	2011
Current
Federal	$94	—	$—
State	—	—	—
Foreign	(438)	1,369	12,438

Total current	(344)	1,369	12,438
Deferred
Federal	93	—	(221)
State	—	—	(34)
Foreign	(13)	—	3,770

Total deferred	80	—	3,515

Income tax (benefit) expense	$(264)	1,369	$15,953

The reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate is shown below.

	For the Years Ended March 31,
	2013	2012	2,011
Statutory federal income tax rate	(34%)	(34%)	(34%)
State income taxes, net of federal benefit	(3)	(2)	(1)
Deemed dividend	2	3	—
Foreign income tax rate differential	(2)	3	4
Stock options	(2)	1	1
Nondeductible expenses	1	—	—
Research and development tax credit	(1)	(1)	(1)
Goodwill Impairment	—	—	7
Interest expense	7	—	—
Valuation allowance	32	31	33
Effective income tax rate	—%	1%	9%

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the principal components of the Company’s deferred tax assets and liabilities (in thousands):

	For the Years Ended March 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$239,040	$225,640
Research and development and other tax credit carryforwards	10,112	9,251
Accruals and reserves	35,490	39,101
Fixed assets and intangible assets	4,101	2,316
Other	18,292	19,007

Gross deferred tax assets	307,035	295,315
Valuation allowance	(261,961)	(252,302)

Total deferred tax assets	45,074	43,013

Deferred tax liabilities:
Intercompany debt	(35,185)	(35,185)
Other	(9,979)	(7,828)

Total deferred tax liabilities	(45,164)	(43,013)

Net deferred tax liabilities	$(90)	$—

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

At March 31, 2013, the Company has aggregate net operating loss carryforwards in the U.S. for federal and state income tax purposes of approximately $664.0 million and $292.0 million, respectively, which expire in the years ending March 31, 2014 through 2033. Included in the U.S. net operating losses of $664.0 million is $3.7 million of acquired losses from Power Quality Systems, Inc. and $52.4 million from excess tax deductions from stock option exercised in 2006 through 2013. Pursuant to the guidance on accounting for stock-based compensation, the deferred tax asset relating to excess tax benefits from these exercises was not recognized for financial statement purposes. The future benefit from these deductions will be recorded as a credit to additional paid-in capital when realized. Research and development and other tax credit carryforwards amounting to approximately $8.1 million and $3.2 million are available to offset federal and state income taxes, respectively, and will expire in the years ending March 31, 2014 through 2033.

At March 31, 2013, the Company has aggregate net operating loss carryforwards for its Austrian operation of approximately $64.4 million which can be carried forward indefinitely subject to certain annual limitations. AMSC China incurred net operating losses of $5.4 million and $13.8 million for the years ended March 31, 2013 and 2012, respectively, each of which can be carried forward for five years. Also the Company had immaterial amounts of current and net operating loss carryforwards for its other foreign operations which can be carried forward indefinitely.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Section 382 of the US Internal Revenue Code of 1986, as amended (the “IRC”), provides limits on the extent to which a corporation that has undergone an ownership change (as defined) can utilize any NOL and general business tax credit carryforwards it may have. The Company performed a study through February 25, 2010 to determine whether Section 382 could limit the use of its carryforwards in this manner. After completing this study, the Company has concluded that the limitation will not have a material impact on its ability to utilize its net operating loss carryforwards. If there was a material ownership change subsequent to the study it could limit the ability to utilize our net operating loss carryforwards.

The Company has not recorded a deferred tax asset for the temporary difference associated with the excess of its tax basis over the book basis in its Austrian and Chinese subsidiaries as the future tax benefit is not expected to reverse in the foreseeable future.

The Company has recorded a deferred tax liability as of March 31, 2013 for the undistributed earnings of its remaining foreign subsidiaries for which it can no longer assert are permanently reinvested. The total amount of undistributed earnings available to be repatriated at March 31, 2013 was $1.5 million resulting in the recording of a $0.5 million net deferred federal and state income tax liability.

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. The Company has gross unrecognized tax benefits of approximately $1.1 million at both March 31, 2013 and 2012. These amounts represent the amount of unrecognized tax benefits that, if recognized, would result in a reduction of the Company’s effective tax rate.

During the quarter ended September 30, 2011, the Company concluded a tax audit for the period January 1, 2006 through March 31, 2008 with its foreign subsidiary in Austria. The results of the audit concluded that previously deducted amounts for certain trade-mark and management fees related to corporate affairs charges would no longer be tax deductible.

A tabular roll-forward of the Company’s uncertainties in income tax provision liability is presented below (in thousands):

Balance at March 31, 2011	$297
Increase for tax positions	764

Balance at March 31, 2012	1,061
Increase for tax positions	—

Balance at March 31, 2013	$1,061

The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. Any unrecognized tax benefits, if recognized, would favorably affect its effective tax rate in any future period. The Company does not expect that the amounts of unrecognized benefits will change significantly within the next 12 months. Interest and penalties were recorded beginning in the year ended March 31, 2011 through March 31, 2013, but were immaterial amounts.

The Company conducts business globally and, as a result, its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Major tax jurisdictions include the U.S., China and Austria. All U.S. income tax filings for years ending March 31, 1995 through 2013 remain open and subject to

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

examination and all years from the year ended March 31, 2007 through 2013 remain open and subject to examination in Austria. Tax filings in China for calendar years 2008 through 2012 will remain open and subject to examination.

12.    Stockholders’ Equity

Stock-Based Compensation

The components of employee stock-based compensation for the years ended March 31, 2013, 2012 and 2011 were as follows (in thousands):

	For the Years Ended March 31,
	2013	2012	2011
Stock options	$3,389	$6,177	$6,374
Restricted stock and stock awards	4,698	3,633	6,919
Employee stock purchase plan	51	54	119

Total stock-based compensation expense	$8,138	$9,864	$13,412

The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. The total unrecognized compensation cost for unvested outstanding stock options was $3.5 million and $6.1 million for the years ended March 31, 2013 and 2012, respectively. This expense will be recognized over a weighted-average expense period of approximately 1.7 years. The total unrecognized compensation cost for unvested outstanding restricted stock was $5.8 million and $5.0 million for the years ended March 31, 2013 and 2012, respectively. This expense will be recognized over a weighted-average expense period of approximately 1.3 years.

The following table summarizes employee stock-based compensation expense by financial statement line item for the years ended March 31, 2013, 2012 and 2011 (in thousands):

	For the Years Ended March 31,
	2013	2012	2011
Cost of revenues	$726	$1,121	$1,188
Research and development	2,456	2,562	1,977
Selling, general and administrative	4,956	6,181	10,247

Total	$8,138	$9,864	$13,412

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the information concerning currently outstanding and exercisable employee and non-employee options:

	Options/ Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (Thousands)
Outstanding at March 31, 2012	2,290,416	$17.77
Granted at fair value	857,450	4.09
Exercised	(480)	3.44
Cancelled/forfeited	(476,192)	15.57

Outstanding at March 31, 2013	2,671,194	$13.77	6.4	$0

Exercisable at March 31, 2013	1,443,185	$16.65	4.6	$0

Fully vested and expected to vest at March 31, 2013	2,577,218	$13.88	6.3	$0

The weighted-average grant-date fair value of stock option awards granted during the years ended March 31, 2013, 2012 and 2011 was $2.56 per share, $6.02 per share, and $17.43 per share, respectively. Intrinsic value represents the amount by which the market price of the common stock exceeds the exercise price of the options. Given the decline in the Company’s stock price, exercisable options as of March 31, 2013 had no intrinsic value and at March 31, 2012 had minimal intrinsic value. The aggregate intrinsic value of exercisable options at March 31, 2011 was $8.7 million. Given the decline in the Company’s stock price, the aggregate intrinsic value of options exercised at March 31, 2013 and 2012 was minimal. The aggregate intrinsic value of options exercised at March 31, 2011 was $13.0 million

The weighted average assumptions used in the Black-Scholes valuation model for stock options granted during the years ended March 31, 2013, 2012, and 2011 are as follows:

	For the Years Ended March 31,
	2013	2012	2011
Expected volatility	72.0%	70.0%	64.2%
Risk-free interest rate	0.9%	1.8%	2.2%
Expected life (years)	5.9	5.9	5.8
Dividend yield	None	None	None

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

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the employee and non-employee restricted stock activity for the year ended March 31, 2013:

	Shares	Weighted Average Grant Date Fair Value	Intrinsic Aggregate Value (Thousands)
Outstanding at April 1, 2012	929,489	$10.00
Granted	3,126,749	3.48
Vested	(1,004,920)	7.37
Forfeited	(646,493)	4.76

Outstanding at March 31, 2013	2,404,825	$4.58	$6,421

The total fair value of restricted stock that was granted during the years ended March 31, 2013, 2012 and 2011 was $10.6 million, which includes $1.6 million for bonus and severance, $5.6 million, and $10.4 million, respectively. The total fair value of restricted stock that vested during the years ended March 31, 2013, 2012 and 2011 was $3.4 million, which includes $1.6 million for bonus and severance, $4.1 million, and $5.5 million, respectively.

The restricted stock granted during the year ended March 31, 2013 includes approximately 1,422,127 shares of performance-based restricted stock, which would vest upon achievement of certain financial performance measurements. The restricted stock granted during the year ended March 31, 2012 included approximately 109,211 shares of performance-based restricted stock, which would vest upon achievement of certain financial performance measurements. At March 31, 2011, the Company determined that certain performance measures relating to prior restricted stock grants were not met. As a result, the Company reversed $1.8 million that had been recorded as stock-based compensation expense related to performance-based awards. Such shares were cancelled in May 2011. Included in the table above are 37,375 shares of restricted stock units.

The remaining shares granted vest upon the passage of time. For awards that vest upon the passage of time, expense is being recorded over the vesting period.

Stock-Based Compensation Plans

As of March 31, 2013, the Company had two active stock plans: the 2007 Stock Incentive Plan (the “2007 Plan”) and the 2007 Director Stock Option Plan (the “2007 Director Plan”). The 2007 Plan replaced the Company’s 2004 Stock Incentive Plan upon the approval by the Company’s stockholders on August 3, 2007. The 2007 Director Plan replaced the Second Amended and Restated 1997 Director Stock Option Plan, which expired pursuant to its terms on May 2, 2007.

The 2007 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. In the case of options, the exercise price shall be equal to at least the fair market value of the common stock, as determined by the Board of Directors, on the date of grant. The contractual life of options is generally 10 years. Options generally vest over a 3-5 year period while restricted stock generally vests over a 2-5 year period.

The 2007 Director Plan provides for the grant of nonstatutory stock options and stock awards to members of the Board of Directors who are not also employees of the Company (outside directors). Under the terms of the 2007 Director Plan, each outside director is granted an option to purchase 10,000 shares of common stock upon his or her initial election to the Board with an exercise price equal to the fair market value of our common stock on the date of the grant. These options vest in equal annual installments over a two-year period. In addition, each outside director is granted an award of 3,000 shares of common stock three business days following each annual meeting of stockholders, provided that such outside director had served as a director for at least one year.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2013, the 2007 Plan had 5,389,465 shares and the 2007 Director Plan had 177,000 shares available for future issuance.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (ESPP) which provides employees with the opportunity to purchase shares of common stock at a price equal to the market value of the common stock at the end of the offering period, less a 15% purchase discount. The Company recognized compensation expense of $0.1 million for each of the years ended March 31, 2013, 2012, and 2011, respectively, related to the ESPP. The Company issued 99,935 shares of common stock related to the ESPP during the year ended March 31, 2013. As of March 31, 2013, the ESPP had 339,269 shares available for future issuance.

13. Commitments and Contingencies

Commitments

Purchase Commitments

The Company periodically enters into non-cancelable purchase contracts in order to ensure the availability of materials to support production of its products. Purchase commitments represent enforceable and legally binding agreements with suppliers to purchase goods or services. The Company periodically assesses the need to provide for impairment on these purchase contracts and record a loss on purchase commitments when required. As of March 31, 2013 and 2012, the Company recorded a liability for adverse purchase commitments of $1.4 million and $25.9 million, respectively. During the years ended March 31, 2013 and 2012, the Company adjusted its accrual for adverse purchase commitments by $7.8 million and $1.3 million, respectively, due primarily to settlements with vendors.

Lease Commitments

Operating leases include minimum payments under leases for our facilities and certain equipment; see Item 2, “Properties.” The Company’s primary leased facilities are located in Middleton and New Berlin, Wisconsin; Suzhou and Beijing, China; and Klagenfurt, Austria with a combined total of approximately 316,000 square feet of space. These leases have varying expiration dates between through September 2017 which can generally be terminated at our request after a six month advance notice. The Company leases other locations which focus primarily on applications engineering, sales and/or field service and do not have significant leases or physical presence.

Minimum future lease commitments at March 31, 2013 were as follows (in thousands):

For the Years Ended March 31,	Total
2014	$1,794
2015	1,033
2016	817
2017	367
2018	154
Thereafter	—

Total	$4,165

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rent expense under the operating leases mentioned above was as follows (in thousands):

	For the Years Ended March 31,
	2013	2012	2011
Rent expense	$2,437	$3,336	$2,947

Legal Contingencies

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

Between April 6, 2011 and May 12, 2011, seven putative securities class action complaints were filed against the Company and two of its officers in the United States District Court for the District of Massachusetts; one complaint additionally asserted claims against the underwriters who participated in our November 12, 2010 securities offering. On June 7, 2011, the United States District Court for the District of Massachusetts consolidated these actions under the caption Lenartz v. American Superconductor Corporation, et al., Docket No. 1:11-cv-10582-WGY. On August 31, 2011, Lead Plaintiff, the Plumbers and Pipefitters National Pension Fund, filed a consolidated amended complaint against the Company, its officers and directors, and the underwriters who participated in our November 12, 2010 securities offering, asserting claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as well as under sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”). The complaint alleges that during the relevant class period, the Company and its officers omitted to state material facts and made materially false and misleading statements relating to, among other things, its projected and recognized revenues and earnings, as well as its relationship with Sinovel Wind Group Co., Ltd. that artificially inflated the value of the Company’s stock price. The complaint further alleges that the Company’s November 12, 2010 securities offering contained untrue statements of material facts and omitted to state material facts required to be stated therein. The plaintiffs seek unspecified damages, rescindment of the Company’s November 12, 2010 securities offering, and an award of costs and expenses, including attorney’s fees. All defendants moved to dismiss the consolidated amended complaint. On December 16, 2011, the district court issued a summary order declining to dismiss the Securities Act claims against the Company and its officers, and taking under advisement the motion to dismiss the Exchange Act claims against the Company and its officers and the motion to dismiss the Securities Act claims made against the underwriters. On July 26, 2012, the district court dismissed the Exchange Act claims against the Company and its officers and denied the motion to dismiss the Securities Act claims made against the underwriters. On May 17, 2013, the parties informed the district court that they had reached a settlement in principle, and requested a 30-day stay of the proceedings while the specific terms of the settlement continue to be negotiated. Based on the Company’s assessment of the probable losses on this claim, the Company has recorded a loss contingency of $1.8 million as of March 31, 2013.

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

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

If a matter is both probable to result in liability and the amount of loss can be reasonably estimated, we estimate and disclose the possible loss or range of possible loss. With respect to the above referenced shareholder derivative litigation matters, an estimate of loss or range of loss cannot be made. There are numerous factors that make it difficult to meaningfully estimate possible loss or range of loss at this stage of these litigation matters, including that: the proceedings are in relatively early stages, there are significant factual and legal issues to be resolved, information obtained or rulings made during the lawsuits could affect the methodology for calculation of rescission and the related statutory interest rate. In addition, with respect to claims where damages are the requested relief, no amount of loss or damages has been specified. Therefore, the Company is unable at this time to estimate possible losses. The Company believes that these litigations are without merit, and it intends to defend these actions vigorously.

On September 13, 2011, the Company commenced a series of legal actions in China against Sinovel Wind Group Co. Ltd. (“Sinovel”). The Company’s Chinese subsidiary, Suzhou AMSC Superconductor Co. Ltd., filed a claim for arbitration with the Beijing Arbitration Commission in accordance with the terms of the Company’s supply contracts with Sinovel. The case is captioned (2011) Jing Zhong An Zi No. 0963. On March 31, 2011, Sinovel refused to accept contracted shipments of 1.5 megawatt, (“MW”) and 3 MW wind turbine core electrical components and spare parts that the Company was prepared to deliver. The Company alleges that these actions constitute material breaches of its contracts because Sinovel did not give it notice that it intended to delay deliveries as required under the contracts. Moreover, the Company alleges that Sinovel has refused to pay past due amounts for prior shipments of core electrical components and spare parts. The Company is seeking compensation for past product shipments and retention (including interest) in the amount of approximately RMB 485 million ($76 million) due to Sinovel’s breaches of its contracts. The Company is also seeking specific performance of our existing contracts as well as reimbursement of all costs and reasonable expenses with respect to the arbitration. The value of the undelivered components under the existing contracts, including the deliveries refused by Sinovel in March 2011, amounts to approximately RMB 4.6 billion ($720 million).

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

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also submitted a civil action application to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Yi Zhong Min Chu Zi No. 15524, against Sinovel for software copyright infringement on September 13, 2011. The application alleges Sinovel’s unauthorized use of portions of the Company’s wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines and the binary code, or upper layer, of the Company’s software for the PM3000 power converters in 1.5MW wind turbines. In July 2011, a former employee of the Company’s Austrian subsidiary was arrested in Austria on charges of economic espionage and fraudulent manipulation of data. In September 2011, the former employee pled guilty to the charges, and was imprisoned. As a result of the Company’s internal investigation and a criminal investigation conducted by Austrian authorities, the Company believes that this former employee was contracted by Sinovel through an intermediary while employed by the Company and improperly obtained and transferred to Sinovel portions of its wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines. Moreover, the Company believes the former employee illegally used source code to develop for Sinovel a software modification to circumvent the encryption and remove technical protection measures on the Company’s PM3000 power converters in 1.5MW wind turbines in the field. The Company is seeking a cease and desist order with respect to the unauthorized copying, installation and use of its software, monetary damages of approximately RMB 38 million ($6 million) for our economic losses and reimbursement of all costs and reasonable expenses. The Beijing No. 1 Intermediate People’s Court accepted the case, which was necessary in order for the case to proceed. In November 2011, Sinovel filed a motion to remove this case from the Beijing No. 1 Intermediate People’s Court and transfer the matter to the Beijing Arbitration Commission. On February 14, 2012, the court denied Sinovel’s motion to remove the case. On February 21, 2012, Sinovel filed an appeal of the Beijing No. 1 Intermediate People’s Court decision to the Beijing Higher People’s Court. On April 25, 2012, the Beijing Higher People’s Court issued a final Civil Ruling which supports the Beijing No.1 Intermediate People’s Court’s civil ruling and rejected Sinovel’s appeal. Sinovel filed an appeal of the Beijing Higher People’s Court’s decision with China’s Supreme People’s Court. A hearing regarding this appeal was held at the Chinese Supreme People’s Court on October 26, 2012. On November 23, 2012, China’s Supreme People’s Court issued a Civil Ruling, holding that (1) it will conduct a re-trial of Sinovel’s appeal, and (2) the lower court’s decision will be stayed pending the re-trial. China’s Supreme People’s Court conducted a re-trial of Sinovel’s appeal on May 29, 2013.

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

On September 16, 2011, the Company filed a civil copyright infringement complaint in the Hainan Province No. 1 Intermediate People’s Court against Dalian Guotong Electric Co. Ltd. (“Guotong”), a supplier of power converter products to Sinovel, and Huaneng Hainan Power, Inc. (“Huaneng”), a wind farm operator that has purchased Sinovel wind turbines containing Guotong power converter products. The case is captioned (2011) Hainan Yi Zhong Min Chu Zi No. 62. The application alleges that the Company’s PM1000 converters in

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain Sinovel wind turbines have been replaced by converters produced by Guotong. Because the Guotong converters are being used in wind turbines containing the Company’s wind turbine control software, the Company believes that its copyrighted software is being infringed. The Company is seeking a cease and desist order with respect to the unauthorized use of its software, monetary damages of RMB 1.2 million ($0.2 million) for its economic losses (with respect to Guotong only) and reimbursement of all costs and reasonable expenses. The court has accepted the case, which was necessary in order for the case to proceed. In addition, upon the request of the defendant Huaneng, Sinovel has been added by the court to this case as a defendant and Huaneng has been released from this case. In December 2011, Sinovel filed a jurisdiction opposition motion requesting dismissal by the Hainan Province No. 1 Intermediate People’s Court, saying the case should be governed by the Beijing Arbitration Commission. On February 3, 2012, the Company received the Civil Ruling from the court, which granted Sinovel’s motion, and dismissed the entire case. The Company appealed the court’s ruling to the Hainan Higher Court, which on April 5, 2012 upheld the decision of the Hainan Province No. 1 Intermediate People’s Court. On April 9, 2012, the Company filed an appeal of the Hainan Higher Court’s decision with China’s Supreme People’s Court. China’s Supreme People’s Court accepted the appeal on May 23, 2012. The case is captioned, (2012) Min Shen Zi No. 630. On December 20, 2012, China’s Supreme People’s Court issued a Civil ruling, holding that (1) it will conduct a re-trial of the Company’s appeal and (2) the lower court’s decision will be stayed pending the re-trial. China’s Supreme People’s Court conducted a re-trial of Sinovel’s appeal on May 29, 2013.

Ghodawat Energy Pvt Ltd (“Ghodawat”), a company registered in India carrying on the business of wind power development, lodged a Request for Arbitration with the Secretariat of the ICC International Court of Arbitration on May 12, 2011 and named AMSC Windtec GmbH (“AMSC Austria”) as the Respondent. Under the Request for Arbitration, Ghodawat alleges that AMSC Austria breached an agreement dated March 19, 2008 pursuant to which AMSC Austria granted a license to Ghodawat to manufacture, use, sell, market, erect, commission and maintain certain wind turbines using its technical information and wind turbine design (the “License Agreement”). Under the Request for Arbitration, Ghodawat’s claims in this arbitration amount to approximately €18 million ($24 million). AMSC Austria filed an Answer to Request for Arbitration and Counterclaim (“Answer and Counterclaim”), in which AMSC Austria denied Ghodawat’s claims in their entirety. AMSC Austria has also submitted counterclaims under the License Agreement against Ghodawat in the amount of approximately €6 million ($9 million). Ghodawat has filed a Reply to Answer to Request for Arbitration and Counterclaim in which it denies AMSC Austria’s counterclaims. On June 3, 2013, the final oral submissions hearing was conducted and the Company believes it will take several months for the Tribunal to render a decision. The Company has recorded a loss contingency based on its assessment of probable losses on this claim; however this amount is immaterial to its consolidated financial statements.

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

At March 31, 2013 and 2012, the Company had $6.1 million and $12.1 million, respectively, of restricted cash included in current assets, and $4.8 million and $2.5 million respectively, of restricted cash included in long-term assets. These amounts included in restricted cash represent deposits to secure letters of credit for various supply contracts. These deposits are held in interest bearing accounts.

As of March 31, 2013, the Company had one performance bond in support of customer contracts. The total value of the outstanding performance bond is $0.2 million with an expiration date of March 2014. In the event

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that the payment is made in accordance with the requirements of any of these performance bonds, the Company would record the payment as an offset to revenue.

The Company had an unused, unsecured line of credit consisting of €2.7 million (approximately $3.4 million) in Austria as of March 31, 2013.

14.    Employee Benefit Plans

The Company has implemented a defined contribution plan (the “Plan”) under Section 401(k) of the Internal Revenue Code. Any contributions made by the Company to the Plan are discretionary. The Company has a stock match program under which the Company matched, in the form of Company common stock, 50% of the first 6% of eligible contributions. The Company recorded expense of $0.5 million, $0.7 million, and $0.8 million, for the years ended March 31, 2013, 2012, and 2011, respectively, and recorded corresponding charges to additional paid-in capital related to this program.

15.    Equity Investments

Investment in Tres Amigas

On October 9, 2009, the Company made an investment in Tres Amigas LLC, a Delaware limited liability company (“Tres Amigas”), focused on providing the first common interconnection of America’s three power grids to help the country achieve its renewable energy goals and facilitate the smooth, reliable and efficient transfer of green power from region to region, for $1.8 million, consisting of $0.8 million in cash and $1.0 million in AMSC common stock. On January 6, 2011 and May 20, 2011, the Company increased its minority position in Tres Amigas by investing an additional $1.8 million in cash on each date. As of March 31, 2013, the Company holds a 26% ownership interest in Tres Amigas.

The Company’s investment in Tres Amigas is included in other assets on the consolidated balance sheet and the equity in undistributed losses of Tres Amigas is included in other income, net, on the consolidated statements of operations.

The net investment activity for the year ended March 31, 2013 is as follows (in thousands):

Balance at April 1, 2012	$3,859
Minority interest in net losses	(1,006)

Balance at March 31, 2013	$2,853

Investment in Blade Dynamics Ltd.

On August 12, 2010, the Company acquired (through its Austrian subsidiary), a minority ownership position in Blade Dynamics Ltd. (“Blade Dynamics”), a designer and manufacturer of advanced wind turbine blades based on proprietary materials and structural technologies, for $8.0 million in cash. As of March 31, 2013, the Company holds a 19% ownership interest in Blade Dynamics.

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

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net investment activity for the year ended March 31, 2013 is as follows (in thousands):

Balance at April 1, 2012	$6,083
Minority interest in net losses	(1,225)
Net foreign exchange rate impact	(247)

Balance at March 31, 2013	$4,611

16.    Restructuring and Impairments

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

During the year ended March 31, 2013, the Company initiated restructuring activities, approved by the Board of Directors, in order to reorganize global operations, streamline various functions of the business, and reduce its global workforce to better reflect the demand for its products. From April 1, 2011 through March 31, 2013, the Company has reduced its global workforce by approximately 57% and as a result, the Company incurred costs associated with the workforce reduction consisting of severance pay, outplacement services, medical benefits, and other related benefits. For the years ended March 31, 2013 and March 31, 2012, the Company recorded employee severance and benefit costs of $2.5 million and $5.3 million, respectively. These charges are expected to be paid through June 2014. In addition, during the year ended March 31, 2013, the Company consolidated certain of its business operations to reduce overall facility costs. The Beijing and Klagenfurt office consolidations were accounted for in accordance with ASC 420. The consolidation plan entailed vacating approximately 8,200 square feet of occupied space in Beijing China, and approximately 4,000 square feet of occupied space in Klagenfurt, Austria. The Company recorded a liability of $0.4 million, associated with the fair value of the remaining lease payments as of the cease-use date and related office furniture and equipment. Fair value was determined based upon the discounted present value of remaining lease rentals for the space no longer occupied, considering future estimated potential sublease income.

The following table presents restructuring charges and cash payments (in thousands):

	Severance Pay and Benefits	Facility Exit Costs	Total
Accrued restructuring balance at April 1, 2011	$—	$—	$—
Charges to operations	5,319	327	5,646
Cash payments	(4,639)	(33)	(4,672)

Accrued restructuring balance at March 31, 2012	$680	$294	$974

Charges to operations	2,501	436	2,937
Cash payments	(2,982)	(730)	(3,712)

Accrued restructuring balance at March 31, 2013	$199	$—	$199

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, during the year March 31, 2012, the Company also consolidated certain of its business operations to reduce overall facility costs. The consolidation plan entailed vacating approximately 8,937 square feet of occupied space in Klagenfurt, Austria, approximately 33,000 square feet of unoccupied space in Middleton, WI and approximately 3,300 square feet of occupied space in Nuremburg, Germany. The facility closures were accounted for in accordance with ASC 420. With respect to the Klagenfurt location, the Company recorded a liability equal to the fair value of the remaining lease payments as of the cease-use date. Fair value was determined based upon the discounted present value of remaining lease rentals for the space no longer occupied, considering future estimated potential sublease income. With respect to the Middleton location the Company settled with its landlord a final lease payment. As a result, the Company recorded facility exit costs of $0.3 million related to the remaining lease commitments on the leased space in Klagenfurt and Middleton locations. These charges were paid through March 2013. All restructuring charges discussed above are included within restructuring and impairments in the Company’s consolidated statements of operations. The Company includes accrued restructuring within accounts payable and accrued expenses in the consolidated balance sheets.

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

In fiscal 2012 and 2011, in response to challenging market conditions the Company completed certain restructuring activities, approved by the Board of Directors, in order to reduce costs and align its strategic priorities. Since the restructuring action impacted all of its operations, management concluded that there were indicators of potential impairment of its long-lived assets in both fiscal years and it therefore conducted an assessment of the recoverability of these assets by comparing its carrying value of the assets to the pre-tax undiscounted cash flows estimated to be generated by those assets over their remaining book useful lives. Based on the calculation performed by management, the sum of the undiscounted cash flows forecasted to be generated by certain assets were less than the carrying value of those assets. Therefore, there was an indication that certain of its assets were impaired and, as a result, the Company performed additional analysis. An evaluation of the level of impairment was made by comparing the implied fair value of those definite long-lived tangible and intangible assets of each reporting unit against their carrying values. Additionally, the same assessment was conducted as of March 31, 2013 as a result of factors which raise substantial doubt about the Company’s ability to continue as a going concern.

The fair values of the impacted property and equipment were based on what the Company could reasonably expect to sell each asset from the perspective of a market participant. The determination of the fair value of its property and equipment includes estimates and judgments regarding the marketability and ultimate sales price of individual assets. The Company utilized market data and approximations from comparable analyses to arrive at the estimated fair values of the impacted property and equipment. The fair values of amortization intangible assets related to completed technology and trade names were determined using primarily the relief-from-royalty method over the estimated economic lives of those assets from the perspective of a market participant. During fiscal 2012, management determined that certain of its corporate assets and Grid segment property, plant and equipment were impaired as their carrying values exceeded their fair values. The Company determined the long-lived assets of its Wind segment were not impaired. Accordingly, for the year ended March 31, 2013 the Company recorded an impairment charge on certain of its Corporate assets and for the years ended March 31,

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2013 and March 31, 2012 the Company recorded impairment charges on certain of its Grid segment property, plant and equipment. For the years ended March 31, 2013 and 2012, these charges totaled $5.0 million and $1.7 million, respectively.

17.    Business Segment and Geographic Information

The Company reported its financial results in two reportable business segments: Wind and Grid.

Through its Windtec Solutions, the Wind business segment enables manufacturers to field wind turbines with highly competitive power output, reliability and affordability. The Company supplies advanced power electronics and control systems, licenses its highly engineered wind turbine designs, and provides extensive customer support services to wind turbine manufactures. Its design portfolio includes a broad range of drive trains and power ratings up to 10 MW’s. It provides a broad range of power electronics and software-based control systems that are highly integrated and designed for optimized performance, efficiency, and grid compatibility.

Through its Gridtec Solutions, the Grid business segment enables electric utilities and renewable energy project developers to connect, transmit and distribute power with highly competitive efficiency, reliability and affordability. The Company provides transmission planning services that allow it to identify power grid congestion, poor power quality and other risks, which help the Company determine how its solutions can improve network performance. These services often lead to sales of grid interconnection solutions for wind farms and solar power plants, power quality systems and transmission and distribution cable systems.

The operating results for the two business segments are as follows (in thousands):

	For the Years Ended March 31,
Revenues:	2013	2012	2011
Wind	$44,231	$44,642	$231,761
Grid	43,188	31,901	54,842

Total	$87,419	$76,543	$286,603

	For the Years Ended March 31,
Operating Loss:	2013	2012	2011
Wind	$(16,098)	$(62,217)	$(100,546)
Grid	(23,815)	(29,645)	(63,855)
Unallocated corporate expenses	(17,828)	(44,577)	(13,582)

Total	$(57,741)	$(136,439)	$(177,983)

Total business segments assets are as follows (in thousands):

	March 31,
	2013	2012
Wind	$67,111	$70,054
Grid	72,800	89,091
Corporate assets	76,843	95,911

Total	$216,754	$255,056

The accounting policies of the business segments are the same as those for the consolidated Company. The Company’s business segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Unallocated corporate expenses primarily consist of stock-based compensation expense of $8.1 million and $9.9 million, and $13.4 million for the years ended March 31, 2013, 2012 and 2011, respectively, and restructuring and impairment charges of $7.9 million, and $9.2 million for the years ended March 31, 2013, and 2012, respectively. For the year ended March 31, 2013, unallocated corporate expenses also included a loss contingency of $1.8 million, also for the year ended March 31, 2012, unallocated corporate expenses included $20.6 million for the write-off of an advanced payment to The Switch.

Geographic information about revenue, based on shipments to customers by region, is as follows (in thousands):

	For the Years Ended March 31,
	2013	2012	2011
U.S.	$13,197	$21,347	$18,642
Canada	1,663	1,219	6,670
Europe	14,709	2,868	10,289
China	17,906	16,929	219,194
Korea	10,945	12,486	10,281
India	17,062	14,212	3,835
Australia	11,937	7,482	17,692

Total	$87,419	$76,543	$286,603

In the year ended March 31, 2013, 2012 and 2011, 85%, 72%, and 93% of the Company’s revenues, respectively, were recognized from sales outside the United States. The Company maintains operations in Austria, China and the United States and sales and service support centers around the world.

In the year ended March 31, 2013, two customers, Inox Wind Limited (“Inox”) and Beijing JINGCHENG New Energy (“JCNE”), accounted for approximately 19% and 13%, respectively, of the Company’s total revenues. In the year ended March 31, 2012, two customers, Inox and Doosan Heavy Industries, accounted for approximately 18% and 11%, respectively, of the Company’s total revenues. For the year ended March 31, 2011, Sinovel had been our largest customer, accounting for 68% of total revenues.

Geographic information about property, plant and equipment associated with particular regions is as follows (in thousands):

	March 31,
	2013	2012
North America	$71,127	$83,421
Europe	1,941	3,538
Asia Pacific	1,558	3,869

Total	$74,626	$90,828

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.    Quarterly Financial Data (Unaudited)

(In thousands, except per share amount)	For the Year Ended March 31, 2013:
Three Months Ended	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013
Total revenue	$28,716	$20,867	$17,417	$20,419
Operating loss	(6,128)	(14,970)	(20,616)	(16,027)
Net loss	(10,275)	(15,949)	(20,135)	(19,772)
Net loss per common share — basic	(0.20)	(0.31)	(0.38)	(0.35)
Net loss per common share — diluted	(0.20)	(0.31)	(0.38)	(0.35)

In the fourth quarter of the year ended March 31, 2012, the Company recorded an expense of $4.9 million of patent costs previously capitalized in prior periods as intangible assets. The Company determined that the change in accounting had an immaterial impact to the year ended March 31, 2012 and has elected to expense these charges as incurred going forward.

(In thousands, except per share amount)	For the Year Ended March 31, 2012:
Three Months Ended	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012
Total revenue	$9,058	$20,800	$18,058	$28,627
Operating loss	(38,327)	(51,125)	(26,569)	(20,418)
Net loss	(37,679)	(51,709)	(26,271)	(21,168)
Net loss per common share — basic	(0.74)	(1.02)	(0.52)	(0.42)
Net loss per common share — diluted	(0.74)	(1.02)	(0.52)	(0.42)

19.    Subsequent Events

The Company has performed an evaluation of subsequent events through the time of filing this Annual Report on Form 10-K with the SEC, and has determined that there are no such events that are required to be disclosed.

20.    Recent Accounting Pronouncements

In January 2013, the FASB issued Accounting Standards Update No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU 2013-01). The main objective in developing this update is to address implementation issues about the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. ASU 2013-01 is effective for our first quarter of fiscal 2014. The Company is currently evaluating the impact of adopting ASU 2013-01, but currently does not believe there will be a significant impact on its consolidated results of operations, financial condition, or cash flows.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). The amendments of this ASU require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the statement where net income (loss) is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for fiscal years and interim periods beginning after December 15, 2012. The

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company early adopted ASU 2013-02 and it did not have a material impact on the Company’s consolidated results of operations, financial condition, or cash flows.

In March 2013, the FASB issued Accounting Standards Update No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05). The objective of the amendments in this update is to resolve the diversity in practice about whether Subtopic 810-10, Consolidation — Overall, or Subtopic 830-30, Foreign Currency Matters — Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in involving a foreign entity. ASU 2013-05 is effective for fiscal years and interim periods beginning after December 15, 2013. The Company is currently evaluating the impact of adopting ASU 2013-05, but currently does not believe there will be a significant impact on its consolidated results of operations, financial condition, or cash flows.

The Company does not believe that other recently issued accounting pronouncements will have a material impact on its financial statements.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, an evaluation was conducted of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2013.

The effectiveness of our internal control over financial reporting as of March 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER	INFORMATION

None.

PART III

Item 10. DIRECTORS,	EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is contained in part under the caption “Executive Officers” in Part I of this Annual Report on Form 10-K, and in part in our Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended March 31, 2013 (the “2013 Proxy Statement”) in the sections “Corporate Governance — Members of the Board,” “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance — Code of Business Conduct and Ethics,” “Corporate Governance — Board Committees” and “Corporate Governance — Board Committees — Audit Committee,” “Corporate Governance — Director Nomination Process”, “Corporate Governance — Board Determination of Independence”, which sections are incorporated herein by reference.

Item 11. EXECUTIVE	COMPENSATION

The sections of the 2013 Proxy Statement titled “Information About Executive and Director Compensation,” “Information About Executive and Director Compensation —  Compensation Committee Interlocks and Insider Participation” and “Information About Executive and Director Compensation — Compensation Committee Report” are incorporated herein by reference.

Item 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections of the 2013 Proxy Statement titled “Stock Ownership of Certain Beneficial Owners and Management” and “Information about Executive Officer and Director Compensation — Securities Authorized for Issuance Under our Equity Compensation Plans” are incorporated herein by reference.

Item 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections of the 2013 Proxy Statement titled “Certain Relationships and Related Transactions” and “Corporate Governance — Board Determination of Independence” and “Corporate Governance — Board Committees” are incorporated herein by reference.

Item 14. PRINCIPAL	ACCOUNTING FEES AND SERVICES

The section of the 2013 Proxy Statement titled “Ratification of Selection of Registered Independent Public Accounting Firm (Proposal 2)” is incorporated herein by reference.

PART IV

Item 15. EXHIBITS	AND FINANCIAL STATEMENT SCHEDULES

(a) Document filed as part of this Annual Report on Form 10-K:

1. Financial Statements

The following financial statements of American Superconductor Corporation, supplemental information and report of independent registered public accounting firm required by this item are included in Item 8, “Financial Statements and Supplementary Data,” in this Form 10-K:

2. Financial Statement Schedules

See “Schedule II — Valuation and Qualifying Accounts” for the fiscal years ended March 31, 2013, 2012, and 2011. All other schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits Required by Item 601 of Regulation S-K under the Exchange Act.

See (b) Exhibits.

(b) Exhibits

The list of Exhibits filed as a part of this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding such Exhibits, and is incorporated herein by reference.

American Superconductor Corporation

Schedule II — Valuation and Qualifying Accounts

(In thousands)

	Balance, Beginning of Year	Additions	Write-Offs	Recoveries and Other Adjustments	Balance, End of Year
Allowance for doubtful accounts receivable:
Fiscal year ended March 31, 2013	$52	—	(52)	—	$—
Fiscal year ended March 31, 2012	683	6	(631)	(6)	52
Fiscal year ended March 31, 2011	766	28	(118)	7	683

	Balance, Beginning of Year	Additions	Write-offs	Recoveries and Other Adjustments	Balance, End of Year
Deferred tax asset valuation allowance:
Fiscal year ended March 31, 2013	$252,302	21,333	(11,674)	—	$261,961
Fiscal year ended March 31, 2012	220,596	41,709	(10,003)	—	252,302
Fiscal year ended March 31, 2011	187,358	43,308	(10,063)	(7)	220,596

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SUPERCONDUCTOR CORPORATION

BY:	/S/ DANIEL P. MCGAHN
Daniel P. McGahn
President, Chief Executive Officer, and Director

Date: June 14, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ DANIEL P. MCGAHN Daniel P. McGahn	President, Chief Executive Officer, and Director (Principal Executive Officer)	June 14, 2013

/S/ DAVID A. HENRY David A. Henry	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 14, 2013

/S/ JOHN W. WOOD, JR. John W. Wood, Jr.	Chairman of the Board	June 14, 2013

/S/ VIKRAM S. BUDHRAJA Vikram S. Budhraja	Director	June 14, 2013

/S/ RICHARD DROUIN Richard Drouin	Director	June 14, 2013

/S/ PAMELA F. LENEHAN. Pamela F. Lenehan	Director	June 14, 2013

/S/ DAVID R. OLIVER, JR. David R. Oliver, Jr.	Director	June 14, 2013

/S/ JOHN B. VANDER SANDE John B. Vander Sande	Director	June 14, 2013

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant, as amended.	10-Q	000-19672	3.1	2/9/12
3.2	Amended and Restated By-laws, as amended, of the Registrant.	8-K	000-19672	3.1	1/30/08
4.1	Exchanged Note dated as of December 20, 2012 between the Registrant and Capital Ventures International.	10-Q	000-19672	4.1	2/11/13
4.2	Series A Warrant, dated as of April 4, 2012, between the Registrant and Capital Ventures International.	10-Q	000-19672	4.2	8/3/12
10.1+	Amended and Restated 1996 Stock Incentive Plan.	10-K	000-19672	10.21	6/27/01
10.2+	Form of incentive stock option agreement under Amended and Restated 1996 Stock Incentive Plan.	10-K	000-19672	10.3	5/28/09
10.3+	Form of non-statutory stock option agreement under Amended and Restated 1996 Stock Incentive Plan.	10-K	000-19672	10.4	5/28/09
10.4+	Second Amended and Restated 1997 Director Stock Option Plan, as amended.	10-Q	000-19672	10.8	2/5/09
10.5+	Form of Stock Option Agreement under Second Amended and Restated 1997 Director Stock Option Plan, as amended.	10-Q	000-19672	10.4	11/9/04
10.6+	2004 Stock Incentive Plan, as amended.	10-Q	000-19672	10.9	2/5/09
10.7+	Form of incentive stock option agreement under 2004 Stock Incentive Plan, as amended.	10-Q	000-19672	10.1	11/9/04
10.8+	Form of non-statutory stock option agreement under 2004 Stock Incentive Plan, as amended.	10-Q	000-19672	10.2	11/9/04
10.9+	Form of restricted stock agreement under 2004 Stock Incentive Plan, as amended.	10-Q	000-19672	10.3	11/9/04
10.10+	2007 Stock Incentive Plan, as amended.	8-K	000-19672	10.1	7/27/12
10.11+	Form of Incentive Stock Option Agreement under 2007 Stock Incentive Plan, as amended.	8-K	000-19672	10.2	8/7/07
10.12+	Form of Non-statutory Stock Option Agreement under 2007 Stock Option Plan, as amended.	8-K	000-19672	10.3	8/7/07
10.13+	Form of Restricted Stock Agreement Regarding Awards to Executive Officers under 2007 Stock Option Plan, as amended.	8-K	000-19672	10.4	8/7/07
10.14+	Form of Restricted Stock Agreement Regarding Awards to Employees, under 2007 Stock Option Plan, as amended.	8-K	000-19672	10.5	8/7/07
10.15+	Form of Restricted Stock Agreement (regarding performance-based awards to executive officers and employees) under 2007 Stock Incentive Plan, as amended.	8-K	000-19672	10.1	5/20/08

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.16+	2007 Director Stock Plan, as amended.	10-Q	000-19672	10.1	8/6/09
10.17+	Form of Non-statutory Stock Option Agreement Under 2007 Director Stock Plan, as amended.	8-K	000-19672	10.7	8/7/07
10.18+	Executive Incentive Plan for the fiscal year ended March 31, 2012.	10-Q	000-19672	10.3	11/9/11
10.19+	Executive Incentive Plan for the fiscal year ended March 31, 2013.	10-Q	000-19672	10.1	11/6/12
10.20	Form of Employee Nondisclosure and Developments Agreement.	S-1	333-43647	10.16	1/7/91
10.21+	Retirement and Services Agreement, dated as of May 23, 2011, between the Registrant and Gregory J. Yurek.	8-K	000-19672	10.1	5/24/11
10.22+	Amended and Restated Executive Severance Agreement, dated as of May 24, 2011, between the Registrant and Daniel P. McGahn.	8-K	000-19672	10.2	5/24/11
10.23+	Amended and Restated Executive Severance Agreement dated as of December 23, 2008 between the Registrant and David A. Henry.	10-Q	000-19672	10.2	2/5/09
10.24+	Executive Severance Agreement dated as of January 30, 2012 between the Registrant and James F. Maguire.	10-Q	000-19672	10.5	8/3/12
10.25+	First Amendment to Executive Severance Agreement, effective as of May 9, 2012, between the Registrant and James F. Maguire.	10-Q	000-19672	10.6	8/3/12
10.26+	Severance Agreement dated as of February 14, 2013 between the Registrant and Timothy D. Poor.	8-K	000-19672	10.1	2/20/13
10.27+	Severance Agreement dated as of January 2, 2013 between the Registrant and Susan J. DiCecco.	8-K	000-19672	10.1	1/8/13
10.28+	Severance Agreement dated as of September 12, 2011 between the Registrant and Charles W. Stankiewicz.	10-Q	000-19672	10.2	11/9/11
10.29+	Severance Agreement dated as of August 22, 2011 between the Registrant and Angelo R. Santamaria.	S-1	333-180733	10.29	4/13/12
10.30	Stock Purchase Agreement, dated November 28, 2006, between the Registrant and Gerald Hehenberger Privatstiftung.	8-K	000-19672	10.01	11/29/06
10.31†	Purchase Contract No. 06.7IC014 for the Core Components of the Electrical Control System of FL 1500 Wind Turbine, dated as of December 15, 2006, between Sinovel Wind Co., Ltd and Windtec Systemtechnik Handels GmbH.	10-K	000-19672	10.38	5/29/08
10.32†	Purchase Contract No. 06.7IC015 for the Software of FL 1500 Wind Turbine, dated as of December 15, 2006, between Sinovel Wind Co., Ltd and Windtec Systemtechnik Handels GmbH.	10-K	000-19672	10.39	5/29/08

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.33†	Contract Amendment to the Purchase Contract No. 06.7IC014 for the Core Components of the Electrical Control System of FL 1500 Wind Turbine, dated as of March 6, 2007, between Sinovel Wind Co., Ltd and Windtec Systemtechnik Handels GmbH.	10-K	000-19672	10.40	5/29/08
10.34†	Contract Amendment to the Purchase Contract No. 06.7IC015 for the Software of FL 1500 Wind Turbine, dated as of March 6, 2007, between Sinovel Wind Co., Ltd and Windtec Systemtechnik Handels GmbH.	10-K	000-19672	10.41	5/29/08
10.35†	Purchase Contract No. FDCG07060 for the Core Components of the Electrical Control System of SL 1500 Wind Turbine, dated as of December 24, 2007, between Sinovel Wind Co., Ltd, China National Machinery & Equipment Import & Export Corporation and Windtec Systemtechnik Handels GmbH.	10-K	000-19672	10.42	5/29/08
10.36†	Purchase Contract No. FDCG07061 for the Software of SL 1500 Wind Turbine, dated as of December 24, 2007, between Sinovel Wind Co., Ltd, China National Machinery & Equipment Import & Export Corporation and Windtec Systemtechnik Handels GmbH.	10-K	000-19672	10.43	5/29/08
10.37†	Purchase Contract No. FDCG08050 for the Electrical System of SL 3000 Wind Turbine, dated as of March 7, 2008, between Sinovel Wind Co., Ltd, China National Machinery & Equipment Import & Export Corporation and Windtec Systemtechnik Handels GmbH.	10-K	000-19672	10.44	5/29/08
10.38†	Purchase Contract No. FDCG08051 for the Core Components of the Electrical Control System of SL 3000 Wind Turbine, dated as of March 7, 2008, between Sinovel Wind Co., Ltd, China National Machinery & Equipment Import & Export Corporation and Windtec Systemtechnik Handels GmbH.	10-K	000-19672	10.45	5/29/08
10.39†	Purchase Contract No. FDCG08045-01 for the Core Components of the Electrical Control System and Software of SL 1500 Wind Turbine, effective as of June 5, 2008, between Sinovel Wind Co., Ltd and Suzhou AMSC Superconductor Co., Ltd.	8-K	000-19672	10.1	6/11/08
10.40†	Amendment No. HB-FDCG08045-01-2, dated July 24, 2009, to Purchase Contract No. FDCG08045-01 for the Core Components of the Electrical Control System and Software of SL 1500 Wind Turbine, effective as of June 5, 2008, between Sinovel Wind Co., Ltd. and Suzhou AMSC Superconductor Co., Ltd.	8-K	000-19672	10.1	7/30/09

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.41†	Purchase Contract No. HCG1.5MW-10016-01, effective as of May 12, 2010, between Sinovel Wind Group Co., Ltd. and Suzhou AMSC Superconductor Co., Ltd..	8-K/A	000-19672	10.1	9/15/10
10.42	Share Purchase Agreement, dated March 12, 2011, by and among the Registrant and the shareholders of The Switch Engineering Oy.	8-K	000-19672	10.1	3/14/11
10.43	Letter Agreement, dated as of June 7, 2011, between the Registrant and The Switch Engineering Oy.	8-K	000-19672	10.1	6/13/11
10.44	Amendment Agreement, dated June 29, 2011, by and among the Registrant and the shareholders of The Switch Engineering Oy.	8-K	000-19672	10.1	6/30/11
10.45	Termination Agreement, dated October 28, 2011, among the shareholders of The Switch Engineering Oy, the Registrant and The Switch Engineering Oy.	8-K	000-19672	10.1	10/31/11
10.46	Securities Purchase Agreement, dated as of April 4, 2012, by and between the Registrant and Capital Ventures International.	8-K	000-19672	10.1	4/4/12
10.47	Registration Rights Agreement, dated as of April 4, 2012, by and between the Registrant and Capital Ventures International.	8-K	000-19672	10.2	4/4/12
10.48	Amendment and Exchange Agreement, dated as of December 20, 2012, by and between the Registrant and Capital Ventures International.	8-K	000-19672	10.1	12/21/12
10.49	Loan and Security Agreement, by and between Registrant and Hercules Technology Growth Capital, Inc., dated as of June 5, 2012.	8-K	000-19672	10.1	6/6/12
10.50	Limited Waiver, dated as of June 11, 2013, between the Registrant and Hercules Technology Growth Capital, Inc.						*
10.51	Warrant Agreement, dated as of June 5, 2012, between the Registrant and Hercules Technology Growth Capital, Inc.	8-K	000-19672	10.2	6/6/12
10.52	Mortgage and Security Agreement, dated as of July 31, 2012, by and between ASC Devens LLC and Hercules Technology Growth Capital, Inc.	10-Q	000-19672	10.3	11/6/12
10.53	Environmental Indemnity Agreement, dated as of July 31, 2012, made by the Registrant and ASC Devens LLC in favor of Hercules Technology Growth Capital, Inc.	10-Q	000-19672	10.4	11/6/12
10.54†	Supply Contract, effective as of February 8, 2013, by and between the Registrant and Inox Wind Limited.	8-K	000-19672	10.1	2/14/13
21.1	Subsidiaries.						*
23.1	Consent of PricewaterhouseCoopers LLP.						*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Chief Executive Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						*
31.2	Chief Financial Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						*
32.1	Chief Executive Officer — Certification pursuant to Rule13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						**
32.2	Chief Financial Officer — Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						**
101.INS	XBRL Instance Document.***
101.SCH	XBRL Taxonomy Extension Schema Document.***
101.CAL	XBRL Taxonomy Calculation Linkbase Document.***
101.LAB	XBRL Taxonomy Label Linkbase Document.***
101.PRE	XBRL Taxonomy Presentation Linkbase Document.***

†	Confidential treatment previously requested and granted with respect to certain portions, which portions were omitted and filed separately with the Commission.

+	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

**	Furnished herewith.

***	Submitted electronically herewith.