Form 10-Q
period 2013-06-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2013-08-07
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares outstanding of the Registrant’s common stock:

Common Stock, par value $0.01 per share	63,124,801
Class	Outstanding as of August 1, 2013

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2013	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$32,608	$39,243
Accounts receivable, net	11,088	18,864
Inventory	30,752	33,473
Prepaid expenses and other current assets	23,868	22,469
Restricted cash	824	6,136

Total current assets	99,140	120,185

Property, plant and equipment, net	71,931	74,626
Intangibles, net	2,536	2,749
Restricted cash	6,098	4,820
Deferred tax assets	5,421	5,354
Other assets	9,067	9,020

Total assets	$194,193	$216,754

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$25,481	$30,138
Note payable, current portion, net of discount of $363 as of June 30, 2013 and $458 as of March 31, 2013	4,252	4,158
Convertible note, current portion, net of discount of $3,259 as of June 30, 2013 and $4,289 as of March 31, 2013	7,426	4,610
Derivative liability	3,693	4,162
Adverse purchase commitments	1,179	1,440
Deferred revenue	20,031	29,805
Deferred tax liabilities	5,452	5,444

Total current liabilities	67,514	79,757

Note Payable, net of discount of $39 as of June 30, 2013 and $95 as of March 31, 2013	2,268	3,367
Convertible note net of discount of $172 as of June 30, 2013 and $600 as of March 31, 2013	3,532	5,881
Deferred revenue	1,234	1,340
Other liabilities	1,165	1,291

Total liabilities	75,713	91,636

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock	610	603
Additional paid-in capital	927,807	923,847
Treasury stock	(370)	(313)
Accumulated other comprehensive income	1,077	1,112
Accumulated deficit	(810,644)	(800,131)

Total stockholders’ equity	118,480	125,118

Total liabilities and stockholders’ equity	$194,193	$216,754

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended June 30,
	2013	2012

Revenues	$23,086	$28,716

Cost and operating expenses:
Cost of revenues	17,987	16,926
Research and development	3,027	3,910
Selling, general and administrative	10,827	13,799
Restructuring and impairments	13	128
Amortization of acquisition related intangibles	82	81

Total cost and operating expenses	31,936	34,844

Operating loss	(8,850)	(6,128)

Change in fair value of derivatives and warrants	469	(2,388)
Interest expense, net	(2,111)	(2,718)
Other income, net	69	123

Loss before income tax expense	(10,423)	(11,111)

Income tax expense (benefit)	90	(836)

Net loss	$(10,513)	$(10,275)

Net loss per common share
Basic	$(0.18)	$(0.20)

Diluted	$(0.18)	$(0.20)

Weighted average number of common shares outstanding
Basic	58,300	51,191

Diluted	58,300	51,191

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Three months ended June 30,
	2013	2012

Net loss	$(10,513)	$(10,275)

Other comprehensive loss, net of tax:
Foreign currency translation losses	(35)	(1,168)
Unrealized gains on investments	—	4

Total other comprehensive loss, net of tax	(35)	(1,164)

Comprehensive loss	$(10,548)	$(11,439)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(10,513)	$(10,275)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operations:
Depreciation and amortization	2,655	3,344
Stock-based compensation expense	2,135	1,994
Restructuring charges, net of payments	(27)	(39)
Provision for excess and obsolete inventory	160	250
Adverse purchase commitment recoveries, net	—	(7,301)
Loss on minority interest investments	248	812
Change in fair value of derivatives and warrants	(469)	2,388
Non-cash interest expense	1,672	2,282
Other non-cash items	686	200
Changes in operating asset and liability accounts:
Accounts receivable	8,111	4,132
Inventory	2,861	136
Prepaid expenses and other current assets	(1,151)	848
Accounts payable and accrued expenses	(5,464)	(6,449)
Deferred revenue	(10,211)	(3,913)

Net cash used in operating activities	(9,307)	(11,591)

Cash flows from investing activities:
Purchase of property, plant and equipment	(97)	(88)
Proceeds from the maturity of marketable securities	—	100
Proceeds from the sale of property, plant and equipment	25	—
Change in restricted cash	4,051	(6,858)
Change in other assets	(205)	—

Net cash provided by (used in) investing activities	3,774	(6,846)

Cash flows from financing activities:
Employee taxes paid related to net settlement of equity awards	(57)	(36)
Proceeds from the issuance of debt, net of expenses	—	32,961
Repayment of debt	(1,154)	—

Net cash (used by) provided by financing activities	(1,211)	32,925

Effect of exchange rate changes on cash and cash equivalents	109	(280)

Net (decrease) increase in cash and cash equivalents	(6,635)	14,208
Cash and cash equivalents at beginning of period	39,243	46,279

Cash and cash equivalents at end of period	$32,608	$60,487

Supplemental schedule of cash flow information:
Cash paid for income taxes, net of refunds	$145	$(828)
Issuance of common stock to settle liabilities	1,832	1,016
Cash paid for interest	216	—

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

These unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with United States generally accepted accounting principles (“GAAP”) and the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. The going concern basis of presentation assumes that the Company will continue operations and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to those instructions. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended June 30, 2013 and 2012 and the financial position at June 30, 2013.

Liquidity

The Company has experienced recurring operating losses and as of June 30, 2013, the Company had an accumulated deficit of $810.6 million. In addition, the Company has experienced recurring negative operating cash flows, which has resulted in a decrease in its cash balance. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. At June 30, 2013, the Company had cash and cash equivalents of $32.6 million. Cash used in operations for the three months ended June 30, 2013 was $9.3 million. The Company obtained financing totaling approximately $35.0 million during the quarter ended June 30, 2012. No additional financing has been obtained since then.

The Company is currently in the process of consolidating certain business operations to reduce facility costs. The Company expects that its cost reduction efforts and anticipated revenue growth will result in a reduction of cash used for operations during the fiscal year ending March 31, 2014, compared to the prior year. In July 2013, the Company reduced its workforce by approximately 7% and expects to record a restructuring charge for severance and other costs of approximately $1.0 million in the quarter ending September 30, 2013. The Company plans to closely monitor its expenses and if required, expects to further reduce operating costs and capital spending to enhance liquidity.

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

On June 5, 2012, the Company entered into a Loan and Security Agreement (as modified by that certain Limited Waiver dated June 11, 2013, the “Term Loan”), under which the Company borrowed $10.0 million. The Term Loan contains certain covenants and restrictions including, among others, a requirement to maintain a minimum unrestricted cash balance in the U.S. equal to the remaining principal balance. (See Note 10, “Debt”, for further information regarding these debt arrangements, including the covenants, restrictions and events of default under the agreements.) The Company believes that it is in compliance with the covenants and restrictions included in the agreements governing these debt arrangements as of the date of this Quarterly Report on Form 10-Q.

In order for the Company to continue operations beyond the next twelve months and be able to discharge its liabilities and commitments in the normal course of business, the Company needs to significantly increase sales through executing its strategy to broaden its customer base, enter new markets, and commercialize its superconductor product line. In addition, the

Company may need to further reduce operating expenses in line with business conditions in order to decrease the amount of cash used in operations and continue to work with the holder of its convertible note in order to maintain the ability to make monthly amortization payments on the convertible note in shares of common stock. In July 2013, the holder of the Exchanged Note converted $4.0 million of the Exchanged Note into shares of common stock in accordance with the accelerated payment provisions of the Exchanged Note. In addition, the Company is actively seeking to sell its minority investments in Tres Amigas and Blade Dynamics and has recently engaged a financial advisor to assist with that effort. (See Note 13, “Equity Investments”, for further information about such investments.) There can be no assurance that we will be able to sell one or both of these investments on commercially reasonable terms or at all.

If the Company successfully executes on its plans discussed above, then the Company believes that its available cash, together with additional reductions in operating costs and capital expenditures that it expects to make, if necessary, will be sufficient to fund its operations, capital expenditures and scheduled cash payments under its debt obligations through June 30, 2014. The Company’s ability to pay required monthly installment payments under the Exchanged Note in equity instead of cash is based on certain stock price and trading volume conditions that are outside of the Company’s control. If one or both of these equity conditions are not met (absent a waiver from the lender), the Company may be required to make required monthly installment payments in cash. As of the date of this Form 10-Q, the Company has only made payments to the lender in shares of common stock and as a result, the principal balance has been reduced by $10.6 million through June 30, 2013. If the Company fails one or both of the equity conditions, the Company can still make required payments in its common stock with a waiver from the lender, which has been provided in the past. There is no assurance that the lender will provide any waivers in the future. The Company’s liquidity is highly dependent on its ability to profitably grow revenues through both the acquisition of new customers and growth from its existing customers, manage its operating expenses, continue to make amortization payments under the Exchanged Note in shares of the Company’s common stock, maintain compliance with the covenants and restrictions on its debt obligations (or obtain waivers from our lenders in the event of non-compliance), and raise additional capital, as required. Potential sources of additional capital include sales of its minority investments in Tres Amigas and Blade Dynamics, (see Note 13, “Equity Investments”, for further information about such investments) and obtaining additional financing (with the consent of our lenders, if required). There can be no assurance that sources of additional financing or other forms of liquidity will be available on commercially acceptable terms or at all.

The results of operations for an interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended March 31, 2013 (fiscal 2012) which are contained in the Company’s Annual Report on Form 10-K.

2.	Stock-Based Compensation

The Company accounts for its stock-based compensation at fair value. The following table summarizes stock-based compensation expense by financial statement line item for the three months ended June 30, 2013 and 2012 (in thousands):

	Three months ended June 30,
	2013	2012
Cost of revenues	$205	$170
Research and development	575	562
Selling, general and administrative	1,355	1,262

Total	$2,135	$1,994

During the three months ended June 30, 2013, the Company granted approximately 314,765 stock options and issued 154,080 shares of common stock in-lieu of cash bonuses to employees under the 2007 Stock Incentive Plan. The shares issued in-lieu of cash bonuses vest immediately, the options granted vest upon the passage of time, generally 3 years. For awards that vest upon the passage of time, expense is being recorded over the vesting period.

The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. The total unrecognized compensation cost for unvested outstanding stock options was $3.3 million for the three months ended June 30, 2013. This expense will be recognized over a weighted average expense period of approximately 1.9 years. The total unrecognized compensation cost for unvested outstanding restricted stock was $4.6 million for the three months ended June 30, 2013. This expense will be recognized over a weighted average expense period of approximately 1.3 years.

The weighted-average assumptions used in the Black-Scholes valuation model for stock options granted during the three months ended June 30, 2013 and 2012 are as follows:

	Three months ended June 30,
	2013	2012
Expected volatility	74.6%	72.0%
Risk-free interest rate	1.7%	0.9%
Expected life (years)	5.9	5.9
Dividend yield	None	None

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

3.	Computation of Net (Loss) Income per Common Share

Basic net loss per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Where applicable, diluted EPS is computed by dividing the net loss by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. For the three months ended June 30, 2013, 6.1 million shares were not included in the calculation of diluted EPS as they were considered anti-dilutive, of which 2.9 million relate to unvested stock options and 3.2 million relate to the issuance of warrants. For the three months ended June 30, 2012, 6.3 million shares were not included in the calculation of diluted EPS as they were considered anti-dilutive, of which 3.1 million relate to unvested stock options and 3.2 million relate to the issue of warrants.

The following table reconciles the numerators and denominators of the earnings per share calculation for the three months ended June 30, 2013 and 2012 (in thousands, except per share data):

	Three months ended June 30,
	2013	2012

Numerator:
Net loss	$(10,513)	$(10,275)

Denominator:
Weighted-average shares of common stock outstanding	60,463	51,997
Weighted-average shares subject to repurchase	(2,163)	(806)

Shares used in per-share calculation — basic	58,300	51,191
Shares used in per-share calculation — diluted	58,300	51,191

Net loss per share — basic	$(0.18)	$(0.20)

Net loss per share — diluted	$(0.18)	$(0.20)

4.	Fair Value Measurements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance related to disclosures of fair value measurements. The guidance requires gross presentation of activity within the Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements. It also clarifies two existing disclosure requirements on the level of disaggregation of fair value measurements and disclosures on inputs and valuation techniques. A change in the hierarchy of an investment from its current level will be reflected in the period during which the pricing methodology of such investment changes. Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 will be made in the event that the related security is significant to total cash and investments. The Company did not have any transfers of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy during the three months ended June 30, 2013.

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

The following table provides the assets carried at fair value, measured as of June 30, 2013 and March 31, 2013 (in thousands):

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013:
Assets:
Cash equivalents	$18,658	$18,658	$—	$—
Liabilities:
Derivative liability	$477	$—	$—	$477
Warrants	$3,216	$—	$—	$3,216

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Using Significant Other Observable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)
March 31, 2013:
Assets:
Cash equivalents	$18,649	$18,649	$—	$—
Liabilities:
Derivative liability	$529	$—	$—	$529
Warrants	$3,633	$—	$—	$3,633

The table below reflects the activity for the Company’s major classes of liabilities measured at fair value for the period ended June 30, 2013 (in thousands).

	Derivative Liability	Warrants
April 1, 2013	$529	$3,633
Mark to market adjustment	(52)	(417)

Balance at June 30, 2013	$477	$3,216

	Derivative Liability	Warrants
April 1, 2012	$—	$—
Valuation of derivative liability	3,779	—
Warrant issuance with Senior Convertible Notes	—	7,018
Warrant issuance with Senior Secured Term Loan	—	380
Valuation of derivative liability attributable to modification	542	—
Mark to market adjustment	(3,792)	(3,765)

Balance at March 31, 2013	$529	$3,633

Valuation Techniques

Cash Equivalents

Cash equivalents consist of highly liquid instruments with maturities of three months or less that are regarded as high quality, low risk investments and are measured using such inputs as quoted prices, and are classified within Level 1 of the valuation hierarchy. Cash equivalents consist principally of certificates of deposits and money market accounts.

Derivative Liability

The Company has identified all of the derivatives (“Derivative Liability”) associated with the Exchanged Note which include put rights to require the investor to acquire an additional $15.0 million convertible note and additional warrants, holder change of control redemption rights, issuer optional redemption rights, sale redemption rights and a right to make payment in the form of stock rather than cash if certain equity conditions are met. The Derivative Liability is subject to revaluation at each balance sheet date, and any change in fair value will be recorded as a change in fair value in other income (expense) until the earlier of its exercise or expiration. The Company relies on assumptions in a lattice model to determine the fair value of Derivative Liability. The Company has appropriately valued the Derivative Liability within Level 3 of the valuation hierarchy. See Note 10, “Debt”, for discussion on the Exchanged Note, Derivative Liability and valuation assumptions used.

Warrants

Warrants were issued in conjunction with the Initial Note and the Term Loan. See Note 10, “Debt”, for additional information on warrants. These warrants are subject to revaluation at each balance sheet date, and any change in fair value will be recorded as a change in fair value in other income (expense) until the earlier of their exercise or expiration.

The Company relies on assumptions used in a lattice model to determine the fair value of warrants. The Company has appropriately valued the warrants within Level 3 of the valuation hierarchy. See Note 11, “Warrants and Derivative Liabilities”, for a discussion of the warrants and the valuation assumptions used.

5.	Accounts Receivable

Accounts receivable at June 30, 2013 and March 31, 2013 consisted of the following (in thousands):

	June 30, 2013	March 31, 2013
Accounts receivable (billed)	$9,225	$17,222
Accounts receivable (unbilled)	1,863	1,642
Less: Allowance for doubtful accounts	—	—

Accounts receivable, net	$11,088	$18,864

6.	Inventory

The components of inventory at June 30, 2013 and March 31, 2013 are as follows (in thousands):

	June 30, 2013	March 31, 2013
Raw materials	$6,423	$5,966
Work-in-process	3,730	3,427
Finished goods	17,914	21,655
Deferred program costs	2,685	2,425

Net inventory	$30,752	$33,473

For the three months ended June 30, 2013, the Company recorded an inventory write-down of approximately $0.2 million based on evaluating its ending inventory on hand for excess quantities and obsolescence.

Deferred program costs as of June 30, 2013 and March 31, 2013 primarily represent costs incurred on programs accounted for under contract accounting where the Company needs to complete development programs before revenue and costs will be recognized, respectively.

7.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30,	March 31,
	2013	2013
Accounts payable	$4,174	$7,146
Accrued miscellaneous expenses	9,419	9,142
Accrued VAT	1,517	809
Accrued outside services	2,744	2,251
Accrued subcontractor program costs	512	2,442
Accrued compensation	4,153	5,506
Income taxes payable	175	133
Accrued warranty	2,787	2,709

Total	$25,481	$30,138

The Company generally provides a one to three year warranty on its products, commencing upon installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.

Product warranty activity was as follows (in thousands):

	Three months ended June 30,
	2013	2012
Balance at beginning of period	$2,709	$5,896
Accruals for warranties during the period	152	(167)
Settlements during the period	(74)	(229)

Balance at end of period	$2,787	$5,500

8. Income Taxes

For the three months ended June 30, 2013 and 2012, the Company recorded an income tax expense of $0.1 million and income tax benefit of $0.8 million, respectively. The income tax expense for the three months ended June 30, 2013, was primarily due to income taxes in the Company’s foreign jurisdictions. The income tax benefit for the three months ended June 30, 2012, was primarily due to a refund of Chinese income taxes of $0.9 million.

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

During the years ended March 31, 2013 and March 31, 2012, the Company initiated restructuring activities, approved by the Board of Directors, in order to reorganize its global operations, streamline various functions of the business, and reduce its global workforce to better reflect the demand for its products. The Company undertook an additional workforce reduction in July 2013, (See Note 16—“Subsequent Events”, for additional information related to the July reduction). These activities resulted in the reduction of its global workforce by approximately 57%, in aggregate. During the three months ended June 30, 2013 and 2012, the Company incurred restructuring costs of less than $0.1 million and $0.1 million, respectively. The remaining balance of accrued restructuring is expected to be paid through June 2014.

The following table presents restructuring charges and cash payments (in thousands):

	Severance pay and benefits	Facility exit costs	Total
Three months ended June 30, 2013
Accrued restructuring balance at April 1, 2013	$199	—	$199
Charges to operations	13	—	13
Cash payments	(136)	—	(136)

Accrued restructuring balance at June 30, 2013	$76	$—	$76

Three months ended June 30, 2012
Accrued restructuring balance at April 1, 2012	$680	$294	$974
Charges to operations	167	(39)	128
Cash payments	(269)	(255)	(524)

Accrued restructuring balance at June 30, 2012	$578	$—	$578

All restructuring charges discussed above are included within restructuring and impairments in the Company’s unaudited condensed consolidated statements of operations. The Company includes accrued restructuring within accounts payable and accrued expenses in the unaudited condensed consolidated balance sheets.

10.	Debt

Senior Convertible Note

On April 4, 2012, the Company entered into a Securities Purchase Agreement with Capital Ventures International (“CVI”), an affiliate of Heights Capital Management (the “Purchase Agreement”) and completed a private placement of the Initial Note, a 7% unsecured senior convertible note. After fees and expenses, the net proceeds of the Initial Note were $23.2 million. The Initial Note had an initial conversion price of $4.85 per share, representing a premium of approximately 20% over AMSC’s closing price on April 3, 2012. The Initial Note was payable in monthly installments beginning four months from issuance and ending on October 4, 2014. Monthly payments were payable in cash or the Company’s common stock at the option of the Company, subject to certain trading volume, stock price and other conditions. CVI could have also elected to defer receipt of monthly installment payments at its option. Any deferred installment payments would have continued to accrue interest. The Company registered 10,262,311 shares of common stock which may be used as payment for principal and interest in lieu of cash for resale under the Securities Act as required under a Registration Rights Agreement with CVI.

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

The Company has identified the following derivatives associated with the Initial Note: holder change of control redemption rights; issuer optional redemption rights; sale redemption rights and a feature to convert the Initial Note into equity at the holder’s option. The Company valued these derivatives at $3.8 million upon issuance of the Initial Note. (See Note 11, “Warrants and Derivative Liabilities,” for additional information regarding derivative liabilities.)

In conjunction with the Initial Note, CVI received a warrant to purchase approximately 3.1 million additional shares of common stock exercisable at a strike price of $5.45 per share, subject to adjustment, until October 4, 2017. Due to certain adjustment provisions within the warrant, it qualified for liability accounting and had a fair value of $7.0 million upon issuance. The Company recorded the value as a debt discount and a warrant liability. (See Note 11, “Warrants and Derivative Liabilities,” for additional information regarding the warrant.)

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

The Company assessed the changes in the Exchanged Note and accounted for it as a modification of the Initial Note. Therefore, the Company determined the incremental value of the derivative instruments, as a result of the Exchanged Note, as having a reduced conversion price. As a result of the re-valuation, the Company recorded a $0.5 million increase in the value of the derivative liability and additional debt discount. At the modification date, the value of the derivative liability was $1.5 million. The total debt discount, including the embedded derivatives in the Initial Note, the incremental value of embedded derivatives in the Exchanged Note, warrant and legal and origination costs of $13.1 million is being amortized into interest expense over the term of the Exchanged Note using the effective interest method. Under this method, interest expense is recognized each period until the debt instruments reach maturity. If the maturity of the Exchanged Note is accelerated because of prepayment, then the amortization will be accelerated. During the three months ended June 30, 2013, and 2012 the Company recorded non-cash interest expense for amortization of the debt discount related to the convertible notes of $1.5 million and $2.2 million, respectively.

Provided certain equity conditions are met, the Company may elect to repay principal and interest in shares of the Company’s common stock. If the Company elects to make a payment in shares of the Company’s common stock, the number of shares to be issued is determined by dividing the amount of such payment by 85% of the lessor of the average volume-weighted average price (“VWAP”) of the 10 consecutive days immediately preceding the payment date or the VWAP price on the day preceding the payment date (the “Market Price”). The Company records the difference between the closing price of its common stock on the day preceding the payment date and the Market Price as a discount on the fair value of its shares. During the three months ended June 30, 2013, the Company recorded $0.1 million of non-cash interest expense related to installment payments made by issuing the Company’s common stock at a discount.

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

Senior Secured Term Loan

On June 5, 2012, the Company entered into a Term Loan with Hercules Technology Growth Capital, Inc. (“Hercules”), under which the Company borrowed $10.0 million (the “Term Loan”). After the closing fees and expenses, the net proceeds to the Company were $9.7 million. The Term Loan bears an interest rate equal to 11% plus the percentage, if any, by which the prime rate as reported by The Wall Street Journal exceeds 3.75%. The Company made interest-only payments from July 1, 2012 through October 31, 2012, after which the Company repays the loan in equal monthly installments ending on December 1, 2014. The Term Loan is secured by substantially all of the Company’s existing and future assets, including a mortgage on real property owned by the Company’s wholly-owned subsidiary, ASC Devens LLC, and located at 64 Jackson Road, Devens, Massachusetts. In addition, Hercules received a warrant to purchase 139,276 shares of common stock, exercisable at an initial strike price of $3.59 per share, subject to adjustment, until December 5, 2017. Due to certain adjustment provisions within the warrant, it qualified for liability accounting and the fair value of $0.4 million was recorded upon issuance, which the Company recorded as a debt discount and a warrant liability. (See Note 11, “Warrants and Derivative Liabilities,” for a discussion on warrants and the valuation assumptions used.) The Company will pay an end of term fee of $0.5 million upon the earlier of maturity or prepayment of the loan. The Company has accrued this as of the year ended March 31, 2013 and recorded a corresponding amount into the debt discount. In addition, the Company incurred $0.3 million of legal and origination costs in the year ended March 31, 2013, which have been recorded as a debt discount. The total debt discount including the warrant, end of term fee and legal and origination costs of $1.2 million is being amortized into interest expense over the term of the Term Loan using the effective interest method. Under this method, interest expense is recognized each period until the debt instrument reaches maturity. If the maturity of the Term Loan is accelerated because of prepayment, then the amortization will be accelerated. During the three months ended June 30, 2013 and 2012, the Company recorded non-cash interest expense for amortization of the debt discount related to the Term Loan of $0.1 million and $0.1 million, respectively.

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

Although the Company believes that it is in and expects to remain in compliance with the covenants and restrictions under the Exchanged Notes and Term Loan as of the date of this Quarterly Report on Form 10-Q, there can be no assurance that the Company will continue to be in compliance.

Interest expense on the Exchanged Note and Term Loan for the three months ended June 30, 2013 and 2012 was $2.1 million, and $2.7 million, respectively, which included $1.7 million and $2.3 million, respectively, of non-cash interest expense related to the amortization of the debt discount on the Exchanged Note and Term Loan and payment of the Exchanged Note in Company common stock at a discount.

11.	Warrants and Derivative Liabilities

On April 4, 2012, the Company entered into a Purchase Agreement for the Initial Note and on December 20, 2012, the Company entered into the Amendment pursuant to which it exchanged the Initial Note for the Exchanged Note, as described in Note 10. The Initial Note included a warrant to purchase 3,094,060 million shares of the Company’s common stock. The warrant is exercisable at any time on or after the date that is six months after the issuance of the warrant and entitles CVI to purchase shares of the Company’s common stock for a period of five years from the initial date the warrant becomes exercisable at a price equal to $5.45 per share, subject to certain price-based and other anti-dilution adjustments. The warrant may not be exercised if, after giving effect to the conversion, CVI together with its affiliates would beneficially own in excess of 4.99% of the Company’s common stock. This percentage may be raised to any other percentage not in excess of 9.99% at the option of CVI, upon at least 61-days prior notice to the Company, or lowered to any other percentage, at the option of CVI, at any time.

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

June 30, 2013
Fiscal Year 2013

Risk-free interest rate	1.13%
Expected annual dividend yield	0.0%
Expected volatility	71.9%
Term (years)	4.27
Fair Value	$3.0 million

	March 31,	December 31,	September 30,	June 30,	April 4,
	2013	2012	2012	2012	2012
Fiscal Year 2012

Risk-free interest rate	0.67%	0.75%	0.63%	0.77%	1.19%
Expected annual dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%
Expected volatility	71.7%	80.6%	80.9%	80.8%	80.0%
Term (years)	4.51	4.76	5.01	5.28	5.5
Fair Value	$3.4 million	$4.4 million	$7.1 million	$8.6 million	$7.0 million

The Company recorded the change in the fair value of the CVI warrant of $0.4 million gain and $1.6 million loss, to change in fair value of derivatives and warrants in the three months ended June 30, 2013 and 2012, respectively.

The Company determined certain embedded derivatives issued with the convertible notes required accounting as a liability, which requires they be accounted for as a standalone liability subject to revaluation at each balance sheet date with changes in fair value recorded as change in fair value of derivatives and warrants until the earlier of exercise or expiration.

The terms of the debt modification reduced the conversion price of the Initial Note from $4.85 per share to $3.19 per share in the Exchanged Note. As a result the Company revalued these derivatives pre- and post-modification and recorded the difference of $0.5 million as a debt discount and a derivative liability. (See Note 10, “Debt,” for further discussion). Following is a summary of the key assumptions used to value the convertible notes derivative feature:

June 30,
2013
Fiscal Year 2013

Principal Outstanding (000’s)	$14,389
Stock Price	$2.64
Percentage Volume Condition Met	87.5%
Expected Volatility	65.8%
Risk Free Rate	0.21%
Bond Yield	16.7%
Recovery Rate	37.0%
Redeemable	yes
Total Time (years)	1.26
Dilution Effect	yes
Fair Value	$0.5 million
Fair Value as a Percent of Par	3.3%

			Post- modification	Pre-modification
	March 31,	December 31,	December 20,	December 20,	September 30,	June 30,	April 4,
	2013	2012	2012	2012	2012	2012	2012
Fiscal Year 2012

Principal Outstanding (000’s)	$15,380	$20,944	$20,944	$24,617	$24,191	$25,278	$25,000
Stock Price	$2.67	$2.62	$2.95	$2.95	$4.15	$4.68	$3.97
Percentage Volume Condition Met	80.5%	94.5%	94.9%	28.6%	51.0%	75.2%	85.9%
Expected Volatility	66.9%	73.5%	72.5%	72.5%	70.0%	71.0%	75.0%
Risk Free Rate	0.20%	0.23%	0.25%	0.25%	0.23%	0.33%	0.44%
Bond Yield	16.5%	16.5%	16.5%	16.5%	15.0%	16.0%	15.0%
Recovery Rate	30.0%	30.0%	30.0%	30.0%	30.0%	30.0%	30.0%
Redeemable	yes	yes	yes	yes	yes	yes	yes
Total Time (years)	1.51	1.76	1.79	1.79	2.01	2.28	2.5
Dilution Effect	yes	yes	yes	yes	yes	yes	yes
Fair Value as a Percent of Par	3.4%	4.9%	7.1%	3.9%	11.4%	17.9%	15.1%
Fair Value	$0.5 million	$1.0 million	$1.5 million	$0.9 million	$2.8 million	$4.5 million	$3.8 million

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

The Company recorded the change in the fair value of the derivative liabilities of $0.1 million gain and $0.7 million loss, to changes in fair value of derivatives and warrants in the three months ended June 30, 2013 and 2012, respectively.

On June 5, 2012, the Company entered into a Loan and Security Agreement with Hercules (see Note 10, “Debt,” for additional information regarding the Loan and Security Agreement). In conjunction with this agreement, the Company issued a warrant to purchase 139,276 shares of the Company’s common stock. The warrant is exercisable at any time after the issuance of the warrant and expires on December 5, 2017, at a price equal to $3.59 per share subject to certain price-based and other anti-dilution adjustments.

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

June 30,
2013
Fiscal Year 2013

Risk-free interest rate	1.20%
Expected annual dividend yield	—%
Expected volatility	72.3%
Term (years)	4.43
Fair Value	$0.2 million

	March 31,	December 31,	September 30,	June 30,	June 5,
	2013	2012	2012	2012	2012
Fiscal Year 2012

Risk-free interest rate	0.70%	0.75%	0.64%	0.80%	0.77%
Expected annual dividend yield	—%	—%	—%	—%	—%
Expected volatility	72.01%	80.14%	81.18%	80.32%	79.99%
Term (years)	4.68	4.93	5.18	5.44	5.5
Fair Value	$0.2 million	$0.2 million	$0.4 million	$0.5 million	$0.4 million

The Company prepared its estimates for the assumptions used to determine the fair value of the warrants issued in conjunction with both the Convertible Note and Term Loan utilizing the respective terms of the warrants with similar inputs, as described above.

The Company recorded a loss from the change in the fair value of the Hercules warrant of $0.1 million, during the three months ended June 30, 2012.

12.	Commitments and Contingencies

Commitments

Purchase Commitments

The Company periodically enters into non-cancelable purchase contracts in order to ensure the availability of materials to support production of its products. Purchase commitments represent enforceable and legally binding agreements with suppliers to purchase goods or services. The Company periodically assesses the need to provide for impairment on these purchase contracts and record a loss on purchase commitments when required. As of June 30, 2013, the Company reported a liability for adverse purchase commitments of $1.2 million. During the three months ended June 30, 2013, the Company reduced its accrual for adverse purchase commitments by $0.3 million due to payments to certain vendors.

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

Between April 6, 2011 and May 12, 2011, seven putative securities class action complaints were filed against the Company and two of its officers in the United States District Court for the District of Massachusetts; one complaint additionally asserted claims against the underwriters who participated in our November 12, 2010 securities offering. On June 7, 2011, the United States District Court for the District of Massachusetts consolidated these actions under the caption Lenartz v. American Superconductor Corporation, et al., Docket No. 1:11-cv-10582-WGY. On August 31, 2011, Lead Plaintiff, the Plumbers and Pipefitters National Pension Fund, filed a consolidated amended complaint against the Company, its officers and directors, and the underwriters who participated in our November 12, 2010 securities offering, asserting claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as well as under sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”). The complaint alleges that during the relevant class period, the Company and its officers omitted to state material facts and made materially false and misleading statements relating to, among other things, its projected and recognized revenues and earnings, as well as its relationship with Sinovel Wind Group Co., Ltd. that artificially inflated the value of the Company’s stock price. The complaint further alleges that the Company’s November 12, 2010 securities offering contained untrue statements of material facts and omitted to state material facts required to be stated therein. The plaintiffs seek unspecified damages, rescindment of the Company’s November 12, 2010 securities offering, and an award of costs and expenses, including attorney’s fees. All defendants moved to dismiss the consolidated amended complaint. On December 16, 2011, the district court issued a summary order declining to dismiss the Securities Act claims against the Company and its officers, and taking under advisement the motion to dismiss the Exchange Act claims against the Company and its officers and the motion to dismiss the Securities Act claims made against the underwriters. On July 26, 2012, the district court dismissed the Exchange Act claims against the Company and its officers and denied the motion to dismiss the Securities Act claims made against the underwriters. On May 17, 2013, the parties informed the district court that they had reached a settlement in principle, and requested a 30-day stay of the proceedings while the specific terms of the settlement continue to be negotiated. Based on the Company’s assessment of the probable losses on this claim, the Company has recorded a loss contingency of $1.8 million as of June 30, 2013.

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

As of June 30, 2013 the Company had $0.8 million of restricted cash included in current assets, and $6.1 million of restricted cash included in long-term assets. These amounts included in restricted cash represent deposits to secure letters of credit for various supply contracts. These deposits are held in interest bearing accounts.

As of June 30, 2013, the Company had one performance bond in support of customer contracts. The total value of the outstanding performance bond is $0.2 million with an expiration date of March 2014. In the event that the payment is made in accordance with the requirements of any of these performance bonds, the Company would record the payment as an offset to revenue.

The Company had an unused, unsecured line of credit consisting of €2.7 million (approximately $3.5 million) in Austria as of June 30, 2013.

13.	Equity Investments

Investment in Tres Amigas

On October 9, 2009, the Company made an investment in Tres Amigas LLC, a Delaware limited liability company (“Tres Amigas”), focused on providing the first common interconnection of America’s three power grids to help the country achieve its renewable energy goals and facilitate the smooth, reliable and efficient transfer of green power from region to region, for $1.8 million, consisting of $0.8 million in cash and $1.0 million in AMSC common stock. On January 6, 2011 and May 20, 2011, the Company increased its minority position in Tres Amigas by investing an additional $1.8 million in cash on each date. As of June 30, 2013, the Company holds a 26% ownership interest in Tres Amigas.

The Company’s investment in Tres Amigas is included in other assets on the consolidated balance sheet and the equity in undistributed losses of Tres Amigas is included in other income, net, on the consolidated statements of operations.

The net investment activity for the three months ended June 30, 2013 is as follows (in thousands):

Balance at April 1, 2013	$2,853
Minority interest in net losses	(248)

Balance at June 30, 2013	$2,605

Investment in Blade Dynamics Ltd.

On August 12, 2010, the Company acquired (through its Austrian subsidiary), a minority ownership position in Blade Dynamics Ltd. (“Blade Dynamics”), a designer and manufacturer of advanced wind turbine blades based on proprietary materials and structural technologies, for $8.0 million in cash. As of June 30, 2013, the Company holds a 19% ownership interest in Blade Dynamics.

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

The net investment activity for the three months ended June 30, 2013 is as follows (in thousands):

Balance at April 1, 2013	$4,611
Minority interest in net losses	—
Net foreign exchange rate impact	(69)

Balance at June 30, 2013	$4,680

14.	Business Segments

The Company reported its financial results in two reportable business segments: Wind and Grid.

Through its Windtec Solutions, the Wind business segment enables manufacturers to field wind turbines with highly competitive power output, reliability and affordability. The Company supplies advanced power electronics and control systems, licenses its highly engineered wind turbine designs, and provides extensive customer support services to wind turbine manufactures. Its design portfolio includes a broad range of drive trains and power ratings. It provides a broad range of power electronics and software-based control systems that are highly integrated and designed for optimized performance, efficiency, and grid compatibility.

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

The operating results for the two business segments are as follows (in thousands):

	Three months ended June 30,
	2013	2012
Revenues:
Wind	$14,701	$16,511
Grid	8,385	12,205

Total	$23,086	$28,716

	Three months ended June 30,
	2013	2012
Operating (loss) income:
Wind	$(1,825)	$1,301
Grid	(4,869)	(5,343)
Unallocated corporate expenses	(2,156)	(2,086)

Total	$(8,850)	$(6,128)

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

Unallocated corporate expenses primarily consist of stock-based compensation expense of $2.1 million and $2.0 million for the three months ended June 30, 2013 and 2012, respectively.

Total assets for the two business segments are as follows (in thousands):

	June 30, 2013	March 31, 2013
Wind	$56,015	$67,111
Grid	72,252	72,800
Corporate assets	65,926	76,843

Total	$194,193	$216,754

The following table sets forth customers who represented 10% or more of the Company’s total revenues for the three months ended June 30, 2013 and 2012:

	Three months ended
	June 30,
	2013	2012
Beijing JINGCHENG New Energy Co., Ltd.	35%	19%
INOX Wind Limited	15%	15%
Karara Mining Ltd	<1%	15%

15.	Recent Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU 2013-01). The main objective in developing this update is to address implementation issues about the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. ASU 2013-01 is effective for our first quarter of fiscal 2014. The Company is currently evaluating the impact of adopting ASU 2013-01, but currently does not believe there will be a significant impact on its consolidated results of operations, financial condition, or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). The amendments of this ASU require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the statement where net income (loss) is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for fiscal years and interim periods beginning after December 15, 2012. The Company early adopted ASU 2013-02 and it did not have a material impact on the Company’s consolidated results of operations, financial condition, or cash flows.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05). The objective of the amendments in this update is to resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in involving a foreign entity. ASU 2013-05 is effective for fiscal years and interim periods beginning after December 15, 2013. The Company is currently evaluating the impact of ASU 2013-05, but currently does not believe there will be a significant impact on the Company’s consolidated results of operations, financial condition, or cash flows.

In June 2013, the FASB issued ASU 2013-07, Liquidation Basis of Accounting, to require entities to begin preparing financial statements on a liquidation basis when liquidation is imminent. The guidance requires liquidation accounting when liquidation is imminent, unless an entity is outside the scope of the guidance or it is following a liquidation plan established at its inception. The guidance says liquidation is imminent when either, the party or parties with the authority to approve a liquidation plan do so or other forces (e.g., involuntary bankruptcy) impose a plan for liquidation, and the likelihood that the entity will return from liquidation is remote. The guidance also requires entities using the liquidation basis of accounting to measure their assets at the amount they expect to collect upon sale and liabilities are not remeasured to reflect any anticipation that the entity will be legally released from the obligation. ASU 2013-07 is effective for annual periods beginning after December 15, 2013. The Company is currently evaluating the impact of adopting ASU 2013-07, but currently does not believe there will be an impact on its consolidated results of operations, financial condition, or cash flows.

The Company does not believe that other recently issued accounting pronouncements will have a material impact on its financial statements.

16.	Subsequent Events

On July 24, 2013, the Company undertook an action to reduce headcount as part of its plan to reduce operating expenses in order to enhance liquidity. The Company reduced its workforce by approximately 7%, impacting primarily selling, engineering and general and administrative functions. The Company expects to record a restructuring charge for severance and other costs of approximately $1.0 million in the second quarter of fiscal 2013.

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that relate to future events or conditions, including without limitation, the statements in Part II, “Item 1A. Risk Factors” and in Part I under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects or our prospective results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain. There are a number of important factors that could materially impact the value of our common stock or cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include: We have experienced recurring operating losses and recurring negative cash flows from operations which raise substantial doubt about our ability to continue as a going concern. This substantial doubt has resulted in a qualified opinion from our auditors with an explanatory paragraph regarding our ability to continue as a going concern. We believe this opinion may have an adverse effect on our customer and supplier relationships; our success in addressing the wind energy market is dependent on the manufacturers that license our designs; we may not realize all of the sales expected from our backlog of orders and contracts; our business and operations would be adversely impacted in the event of a failure or security breach of our information technology infrastructure; our success is dependent upon attracting and retaining qualified personnel and our inability to do so could significantly damage our business and prospects; we rely upon third-party suppliers for the components and subassemblies of many of our Wind and Grid products, making us vulnerable to supply shortages and price fluctuations, which could harm our business; many of our revenue opportunities are dependent upon subcontractors and other business collaborators; if we fail to implement our business strategy successfully, our financial performance could be harmed; problems with product quality or product performance may cause us to incur warranty expenses and may damage our market reputation and prevent us from achieving increased sales and market share; our contracts with the U.S. government are subject to audit, modification or termination by the U.S. government and include certain other provisions in favor of the government; the continued funding of such contracts remains subject to annual congressional appropriation which, if not approved, could reduce our revenue and lower or eliminate our profit; we may acquire additional complementary businesses or technologies, which may require us to incur substantial costs for which we may never realize the anticipated benefits; many of our customers outside of the United States are, either directly or indirectly, related to governmental entities, and we could be adversely affected by violations of the United States Foreign Corrupt Practices Act and similar worldwide anti-bribery laws outside the United States; we have limited experience in marketing and selling our superconductor products and system-level solutions, and our failure to effectively market and sell our products and solutions could lower our revenue and cash flow; we have experienced recurring losses from operations and negative operating cash flow; these factors raise substantial doubt regarding our ability to continue as a going concern; we have a history of operating losses, and we may incur additional losses in the future; our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter; we may require additional funding in the future and may be unable to raise capital when needed; our debt obligations include certain covenants and other events of default; should we not comply with the covenants or incur an event of default, we may be required to repay our debt obligations in cash, which could have an adverse effect on our liquidity; if we fail to maintain proper and effective internal controls over financial reporting, our ability to produce accurate and timely financial statements could be impaired and may lead investors and other users to lose confidence in our financial data; we may be required to issue performance bonds or provide letters of credit, which restricts our ability to access any cash used as collateral for the bonds or letters of credit; changes in exchange rates could adversely affect our results from operations; growth of the wind energy market depends largely on the availability and size of government subsidies and economic incentives; we depend on sales to customers in China, and global conditions could negatively affect our operating results or limit our ability to expand our operations outside of China; changes in China’s political, social, regulatory and economic environment may affect our financial performance; our products face intense competition, which could limit our ability to acquire or retain customers; our international operations are subject to risks that we do not face in the United States, which could have an adverse effect on our operating results; adverse changes in domestic and global economic conditions could adversely affect our operating results; we may be unable to adequately prevent disclosure of trade secrets and other proprietary information; our patents may not provide meaningful protection for our technology, which could result in us losing some or all of our market position; the commercial uses of superconductor products are limited today, and a widespread commercial market for our products may not develop; there are a number of technological challenges that must be successfully addressed before our superconductor products can gain widespread commercial acceptance, and our inability to address such technological challenges could adversely affect our ability to acquire customers for our products; we have not manufactured our Amperium wire in commercial quantities, and a failure to manufacture our Amperium wire in commercial quantities at acceptable cost and quality levels would substantially limit our future revenue and profit potential; third parties have or may acquire patents that cover the materials, processes and technologies we use or may use in the future to manufacture our Amperium products, and our success depends on our ability to license such patents or other proprietary rights; our technology and products could infringe intellectual property rights of others, which may require costly litigation and, if we are not successful, could cause us to pay substantial damages and disrupt our business; we have filed a demand for arbitration and other lawsuits against our former largest customer, Sinovel, regarding amounts we contend are overdue. We cannot be certain as to the outcome of these proceedings; we have been named as a party to purported stockholder class actions and stockholder derivative complaints, and we may be named in additional litigation, all of which will require significant management time and attention, result in significant legal expenses and may result in an unfavorable outcome, which could have a material adverse effect on our business, operating results and financial condition; our 7% convertible note contains warrants and provisions that could limit our ability to repay the note in shares of common stock and should the note be repaid in stock, shareholders could experience significant dilution; our common stock has experienced, and may continue to experience, significant market price and volume fluctuations, which may prevent our stockholders from selling our common stock at a profit and could lead to costly litigation against us that could divert our management’s attention; new regulations related to conflict-free minerals may force us to incur significant additional expenses. These and the important factors discussed under the caption “Risk Factors” in Part II. Item 1A and Part 1. Item 1A of our Form 10-K for the fiscal year ended March 31, 2013, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Any such forward-looking statements represent management’s estimates as of the date of this Quarterly Report on Form 10-Q. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

•

Wind. Through our Windtec Solutions, our Wind business segment enables manufacturers to field wind turbines with exceptional power output, reliability and affordability. We supply advanced power electronics and control systems, license our highly engineered wind turbine designs, and provide extensive customer support services to wind turbine manufacturers. Our design portfolio includes a broad range of drive trains and power ratings. We provide a broad range of power electronics and software-based control systems that are highly integrated and redesigned for optimized performance, efficiency, and grid compatibility.

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

Our fiscal year begins on April 1 and ends on March 31. When we refer to a particular fiscal year, we are referring to the fiscal year beginning on April 1 of that same year. For example, fiscal 2013 refers to the fiscal year beginning on April 1, 2013. Other fiscal years follow similarly.

On April 4, 2012, we completed a private placement of a $25.0 million of senior convertible note (the “Initial Note”) with Capital Ventures International (“CVI”), an affiliate of Heights Capital Management. On December 20, 2012, we entered into an Amendment and Exchange Agreement (the “Amendment”) with CVI, pursuant to which we exchanged the Initial Note for a new unsecured, senior convertible note (the “Exchanged Note”), which had the same principal amount and accrued interest as the Initial Note at the time of the exchange. On June 5, 2012, we entered into a $10.0 million Loan and Security Agreement (as modified by that certain Limited Waiver dated June 11, 2013, the “Term Loan”) with Hercules Technology Growth Capital, Inc. See Liquidity and Capital Resources below for further discussion of these debt arrangements.

We have experienced recurring operating losses and as of June 30, 2013, had an accumulated deficit of $810.6 million. In addition, we have experienced recurring negative operating cash flows, which have resulted in a reduction of our cash balance. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. At June 30, 2013 we had cash and cash equivalents of $32.6 million. Cash used in operations for the three months ended June 30, 2013 was $9.3 million. While we obtained financing totaling approximately $35.0 million during the quarter ended June 30, 2012, no additional financing has been obtained since then.

In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we need to significantly increase sales through executing our strategy to broaden our customer base, enter new markets, and commercialize our superconductor product line. In addition, we may need to further reduce operating expenses in line with business conditions in order to decrease the amount of cash used in operations and continue to work with the holder of our convertible note in order to maintain the ability to make monthly amortization payments on the convertible note in shares of common stock. In July 2013, CVI converted $4.0 million of the Exchanged Note into shares of common stock in accordance with the accelerated payment provisions of the Exchanged Note. In addition, we are actively seeking to sell our minority investments in Tres Amigas and Blade Dynamics and have recently engaged a financial advisor to assist with that effort. There can be no assurance that we will be able to sell one or both of these investments on commercially reasonable terms or at all.

In response to the Sinovel situation discussed below and challenging market conditions, particularly in the wind power market, from April 1, 2011 through the date of this filing, the Company has reduced its global workforce by approximately 62%. In addition, we plan to consolidate certain of our office locations. These workforce reductions and planned office consolidations are expected to lower operating costs and enhance liquidity.

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

As of the date of this filing, we have not received payment from Sinovel for any outstanding receivables nor have we been notified as to when, if ever, Sinovel will accept contracted shipments that were scheduled for delivery after March 31, 2011. Additionally, based, in part, upon evidence obtained through an internal investigation and a criminal investigation conducted by Austrian authorities regarding the actions of a former employee of our Austrian subsidiary, we believe that Sinovel illegally obtained and used our intellectual property in violation of civil and criminal intellectual property laws. In July 2011, a former employee of our Austrian subsidiary was arrested in Austria on charges of economic espionage and fraudulent manipulation of data. In September 2011, the former employee pled guilty to the charges, and was imprisoned. The evidence presented during the court hearing showed that this former employee was contracted by Sinovel through an intermediary while employed by us and improperly obtained and transferred to Sinovel portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines. On June 27, 2013, the U.S. Department of Justice, following an investigation by the Federal Bureau of Investigation charged Sinovel and two of its employees with the theft of our proprietary software code and the use of that intellectual property in four 1.5 MW Sinovel turbines that have been installed in the Massachusetts towns of Charlestown, Fairhaven, and Scituate. These parties that have installed Sinovel turbines and their contractors are not implicated in any way. Except for portions of this 1.5MW wind turbine software, we do not believe that the source code for any other turbines, such as the 3MW, 5MW and 6MW wind turbines that were designed by and co-developed with us have been transferred to Sinovel. Moreover, we believe the evidence shows this former employee illegally used source code to develop, for Sinovel, a software modification to circumvent the encryption and remove technical protection measures on the PM3000 power converters in 1.5MW wind turbines in the field. We believe that only the binary code, or upper layer, of the PM3000 software developed to circumvent the encryption and remove technical protection measures was transferred to Sinovel. We do not believe that any PM3000 source code was transferred to Sinovel. These actions potentially enable Sinovel to deploy, independent of us, wind turbine control software, including a low voltage ride through solution, on all of its 1.5MW wind turbines in the field. In addition, by having the wind turbine control source code, Sinovel could potentially modify the source code to allow the use of core electrical components, including power converters, from other manufacturers.

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

We cannot provide any assurance as to the outcome of these legal actions. For more information about these legal proceedings, see Part II, Item 1, “Legal Proceedings.”

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. There were no significant changes in the critical accounting policies during the three months ended June 30, 2013 that were disclosed in our Form 10-K for fiscal 2012, which ended on March 31, 2013.

Results of Operations

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

Revenues

Total revenues decreased by 20.0% to $23.1 million for the three months ended June 30, 2013, compared to $28.7 million for the three months ended June 30, 2012. Our revenues are summarized as follows (in thousands):

	Three months ended June 30,
	2013	2012
Revenues:
Wind	$14,701	$16,511
Grid	8,385	12,205

Total	$23,086	$28,716

Our Wind business unit accounted for 64% of total revenues for the three months ended June 30, 2013, compared to 57% for the three months ended June 30, 2012. Revenues in the Wind business unit decreased 11% to $14.7 million in the three months ended June 30, 2013 from $16.5 million in the three months ended June 30, 2012. Wind business unit revenues decreased primarily due to lower revenue from customers in Korea.

Our Grid business unit accounted for 36% of total revenues for the three months ended June 30, 2013, compared to 43% for the three months ended June 30, 2012. Our Grid business unit revenues decreased 31% to $8.4 million in the three months ended June 30, 2013 from $12.2 million for the three months ended June 30, 2012. Grid business unit revenues decreased due primarily to lower D-VAR revenues, primarily as a result of a large project in Australia in the prior year period.

Project HYDRA is a project with Consolidated Edison, Inc. which is being partially funded by the Department of Homeland Security (“DHS”). DHS is expected to invest up to a total of $29.0 million in the development of a new HTS power grid technology called FaultBlocker™ cable systems. FaultBlockerTM cable systems are designed to utilize customized Amperium™ HTS wires, and ancillary controls to deliver more power through the grid while also being able to suppress power surges that can disrupt service. On July 8, 2013, DHS committed an additional $8.6 million in funding on Project HYDRA. DHS has now committed 100% of the total expected funding for this project. Consolidated Edison and Southwire Company are our subcontractors on this project. We recorded $0.2 million and $0.5 million of revenue on this project for the three months ended June 30, 2013 and 2012, respectively.

The following table sets forth customers who represented 10% or more of our total revenues for the three months ended June 30, 2013 and 2012:

	Three months ended
	June 30,
	2013	2012
Beijing JINGCHENG New Energy Co., Ltd.	35%	19%

INOX Wind Limited	15%	15%

Karara Mining Ltd	<1%	15%

Cost of Revenues and Gross Margin

Cost of revenues was $18.0 million for the three months ended June 30, 2013, compared to $16.9 million for the three months ended June 30, 2012. Gross margin was 22.1% and 41.1% for the three months ended June 30, 2013 and 2012, respectively. The decrease in gross margin for the three months ended June 30, 2013 as compared to the same period in fiscal 2012 was primarily due to settlements of certain adverse purchase order liabilities resulting in a benefit to cost of revenues of $7.3 million in the three months ended June 30, 2012 as well as higher revenues in the same period, due to payments received from certain Chinese customers for past shipments for which revenue is recognized upon cash collection. Costs associated with this revenue were recorded in prior periods.

Operating Expenses

Research and development

A portion of our R&D expenditures related to externally funded development contracts has been classified as cost of revenues (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost-sharing funding. Our R&D expenditures are summarized as follows (in thousands):

	Three months ended June 30,
	2013	2012
R&D expenses per unaudited condensed consolidated statements of operations	$3,027	$3,910
R&D expenditures reclassified as cost of revenues	1,926	2,860
R&D expenditures offset by cost-sharing funding	82	94

Aggregated R&D expenses	$5,035	$6,864

R&D expenses, (exclusive of amounts classified as cost of revenues and amounts offset by cost-sharing funding) decreased by 23% to $3.0 million for the three months ended June 30, 2013 from $3.9 million for the three months ended June 30, 2012. The decrease in R&D expenses was driven primarily by the realization of savings from cost reduction actions that were implemented in fiscal 2012. The decrease in R&D expenditures reclassified to costs of revenue was a result of decreased activity under license and development contracts for wind turbine designs compared to the prior year. Aggregated R&D expenses, which include amounts classified as cost of revenues and amounts offset by cost-sharing funding, decreased 27% to $5.0 million for the three months ended June 30, 2013 compared to $6.9 million for the three months ended June 30, 2012.

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

Selling, general, and administrative

SG&A expenses decreased by 22% to $10.8 million in the three months ended June 30, 2013, from $13.8 million in the three months ended June 30, 2012. The decrease in SG&A expenses was due primarily to the realization of savings from cost reductions actions that were implemented in fiscal 2012 as well as a reduction in legal costs.

Amortization of acquisition related intangibles

We recorded amortization expense related to our core technology and know-how, trade names and trademark intangible assets of $0.1 million in both three month periods ended June 30, 2013 and 2012.

Restructuring

There were no material restructuring charges in the three months ended June 30, 2013. We recorded restructuring and impairment charges of $0.1 million in the three months ended June 30, 2012. These amounts consist primarily of employee severance and benefit costs related to our restructuring plan.

Operating (loss) income

Our operating (loss) income is summarized as follows (in thousands):

	Three months ended June 30,
	2013	2012
Wind	$(1,825)	$1,301
Grid	(4,869)	(5,343)
Unallocated corporate expenses	(2,156)	(2,086)

Total	$(8,850)	$(6,128)

Our Wind segment generated an operating loss of $1.8 million in the three months ended June 30, 2013, compared to operating income of $1.3 million in the three months ended June 30, 2012. The decrease in Wind business unit operating income was primarily due to the settlement of certain adverse purchase order liabilities in the prior year partially offset by higher gross profit in the three months ended June 30, 2013, due to the impact of cost reductions and a favorable sales mix as well as lower operating expenses as a result of cost reduction efforts during fiscal 2012.

The operating loss of our Grid segment decreased to $4.9 million in the three months ended June 30, 2013, compared to $5.3 million in the three months ended June 30, 2012. The decrease in the Grid business unit operating loss was primarily due to lower operating expenses as a result of the reductions in force and reduced discretionary spending, partially offset by lower D-VAR revenues in the three months ended June 30, 2013.

Unallocated corporate expenses also include stock-based compensation expense of $2.1 million and $2.0 million for the three months ended June 30, 2013 and 2012, respectively.

Change in fair value of derivatives and warrants

The change in fair value of derivatives and warrants resulted in a $0.5 million gain in the three months ended June 30, 2013, compared to a loss of $2.4 million for the three months ended June 30, 2012. The change was primarily driven by a lower stock price during the three months ended June 30, 2013, compared to a higher stock price during the same period in fiscal 2012, which is a key valuation variable.

Interest (expense) income, net

Interest expense, net, was $2.1 million and $2.7 million in the three months ended June 30, 2013 and 2012, respectively. The decrease in interest expense was due primarily to lower debt balances for the three months ended June 30, 2013 as compared to the same period in fiscal 2012.

Other income, net

Other income, net, was $0.1 million in the three months ended June 30, 2013 and 2012, respectively.

Income Taxes

In the three months ended June 30, 2013, we recorded an income tax expense of $0.1 million compared to income tax benefit of $0.8 million in the three months ended June 30, 2012. The increase in income tax expense was primarily due to a refund of Chinese income taxes during the three months ended June 30, 2012.

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

	Three months ended June 30,
	2013	2012
Net loss	$(10,513)	$(10,275)
Adverse purchase commitment recoveries, net	—	(7,301)
Stock-based compensation	2,135	1,994
Amortization of acquisition-related intangibles	82	81
Restructuring and impairment charges	13	128
Sinovel litigation	107	120
Consumption of zero cost-basis inventory	(1,174)	(387)
Gain/(loss) in change of fair value of derivatives and warrants	(469)	2,388
Non-cash interest expense	1,672	2,282

Non-GAAP net loss	$(8,147)	$(10,970)

Non-GAAP loss per share	$(0.14)	$(0.21)

Weighted average shares outstanding	58,300	51,191

We incurred a non-GAAP net loss of ($8.1) million or ($0.14) per share, for the three months ended June 30, 2013, compared to a non-GAAP net loss of ($11.0) million, or ($0.21) per share, for the three months ended June 30, 2012. The decrease in the non-GAAP net loss was driven primarily by a decrease in adverse purchase commitment recovery, partially offset by a higher gain resulting from the change in fair value of derivative and warrants in the quarter ended June 30, 2013.

Liquidity and Capital Resources

At June 30, 2013, we had cash, cash equivalents, and restricted cash of $39.5 million, compared to $50.2 million at March 31, 2013, a decrease of $10.7 million. Our cash and cash equivalents, and restricted cash are summarized as follows (in thousands):

	June 30, 2012	March 31, 2013
Cash and cash equivalents	$32,608	$39,243
Restricted cash	6,922	10,956

Total cash, cash equivalents, marketable securities and restricted cash	$39,530	$50,199

With respect to the unaudited condensed consolidated statement of cash flows, for the three months ended June 30, 2013, net cash used in operating activities was $9.3 million compared to $11.6 million for the three months ended June 30, 2012. The decrease in net cash used in operations is due primarily to a lower net loss net of non-cash adjustments, due in part to the impact of the reductions in force and reduced discretionary spending in the fiscal 2012.

For the three months ended June 30, 2013, net cash provided by investing activities was $3.8 million, compared to net cash used in investing activities of $6.8 million for the three months ended June 30, 2012. The increase in net cash provided by investing activities for the three months ended June 30, 2013 was driven primarily by the net reduction in restricted cash.

For the three months ended June 30, 2013, net cash used in financing activities was $1.2 million compared to $32.9 million cash provided by financing activities in the three months ended June 30, 2012. The decrease in net cash provided by financing activities is primarily due to the repayment of debt of $1.2 million during the period ended June 30, 2013 and the net proceeds from our financings during the period ended June 30, 2012 of $32.9 million.

At June 30, 2013, we had $0.8 million of restricted cash included in current assets, and $6.1 million of restricted cash included in long-term assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts. These deposits are held in interest bearing accounts.

We have experienced recurring operating losses and as of June 30, 2013, had an accumulated deficit of $810.6 million. In addition, we have experienced recurring negative operating cash flows, which have resulted in a decrease in our cash balance. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this outcome of this uncertainty. At June 30, 2013 we had cash and cash equivalents of $32.6 million. Cash used in operations for the three months ended June 30, 2013, was $9.3 million. While we obtained financing totaling approximately $35.0 million during the quarter ended June 30, 2012, no additional financing has been obtained since then.

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

•	Increase CVI’s beneficial ownership limitation under the Exchanged Note from 4.99% to 9.99%; and

•	Reduce the conversion price, from $4.85 per share of our common stock to $3.19 per share of our common stock, subject to certain price-based and other anti-dilution adjustments.

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

We believe we are in and expect to remain in compliance with the covenants and restrictions under the Exchanged Note and the Term Loan as of the date of this Quarterly Report on Form 10-Q. If we fail to stay in compliance with our covenants or experience some other event of default, we may be forced to repay the outstanding principal of one or both of our debt obligations. In the case of the Exchanged Note, such an event of default would also include the requirement to pay a penalty as defined in the agreement. Should this occur, our liquidity would be adversely affected.

In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we need to significantly increase sales through executing our strategy to broaden our customer base, enter new markets, and commercialize our superconductor product line. In addition, we may need to further reduce operating expenses in line with business conditions in addition to the action we undertook in July 2013, to reduce our workforce by approximately 7% in order to decrease the amount of cash used in operations. We must also continue to work with the holder of our convertible note in order to maintain the ability to make monthly amortization payments on the convertible note in shares of common stock. In July 2013, CVI converted $4.0 million of the Exchanged Note into shares of common stock in accordance with the accelerated payment provisions of the Exchanged Note. In addition, we are actively seeking to sell our minority investments in Tres Amigas and Blade Dynamics and have recently engaged a financial advisor to assist with that effort. There can be no assurance that we will be able to sell one or both of these investments on commercially reasonable terms or at all.

If we successfully execute on our plans discussed above, then we believe that our available cash will be sufficient to fund our operations, capital expenditures and scheduled cash payments under our debt obligations through June 30, 2014. Our ability to pay required monthly installment payments under the Exchanged Note in equity instead of cash is based on certain stock price and trading volume conditions that are outside of our control. If one or both of these equity conditions are not met (absent a waiver from the lender), we may be required to make required monthly installment payments in cash. As of the date of this Form 10-Q, we have only made payments to the lender in shares of common stock and as a result the principal balance has been reduced by $10.6 million to $14.4 million through June 30, 2013. If we fail one or both of the equity conditions, we can still make required payments in stock if the lender agrees to waive our compliance with the relevant equity conditions, which it has done in the past. There is no assurance that the lender will provide any waivers in the future. Our liquidity is highly dependent on our ability to profitably grow revenues through both the acquisition of new customers and growth from our existing customers, manage our operating expenses, maintain compliance with the covenants and restrictions on our debt obligations (or obtain waivers from our lenders in the event of non-compliance), and raise additional capital, as required. Potential sources of additional capital include sales of our minority investments in Tres Amigas and Blade Dynamics and obtaining additional financing (with the consent of our lenders, if required). There can be no assurance that sources of additional liquidity will be available on commercially acceptable terms or at all.

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

In March 2013, the FASB issued Accounting Standards Update No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05). The objective of the amendments in this update is to resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this update resolve the diversity in practice for the treatment of business combinations achieved in involving a foreign entity. ASU 2013-05 is effective for fiscal years and interim periods beginning after December 15, 2013. We are currently evaluating the impact of ASU 2013-05, but currently do not believe there will be a significant impact on our consolidated results of operations, financial condition, or cash flows.

In June 2013, the FASB issued ASU 2013-07, Liquidation Basis of Accounting, to require entities to begin preparing financial statements on a liquidation basis when liquidation is imminent. The guidance requires liquidation accounting when liquidation is imminent, unless an entity is outside the scope of the guidance or it is following a liquidation plan established at its inception. The guidance says liquidation is imminent when either, the party or parties with the authority to approve a liquidation plan do so or other forces (e.g., involuntary bankruptcy) impose a plan for liquidation, and the likelihood that the entity will return from liquidation is remote. The guidance also requires entities using the liquidation basis of accounting to measure their assets at the amount they expect to collect upon sale and liabilities are not remeasured to reflect any anticipation that the entity will be legally released from the obligation. ASU 2013-07 is effective for annual periods beginning after December 15, 2013. We are currently evaluating the impact of adopting ASU 2013-07, but currently do not believe there will be an impact on our consolidated results of operations, financial condition, or cash flows.

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

Cash and cash equivalents

Our exposure to market risk through financial instruments, such as investments in marketable securities, is limited to interest rate risk, which we do not believe is material to our financial condition or results of operations. Our investments in marketable securities consist primarily of government-backed securities and commercial paper and are designed, in order of priority, to preserve principal, provide liquidity, and maximize income. Investments are monitored to limit exposure to mortgage-backed securities and similar instruments responsible for the recent turmoil in the credit markets. Interest rates are variable and fluctuate with current market conditions. We do not believe that a 10% change in interest rates would have a material impact on our financial position or results of operations.

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

Foreign currency transaction gains included in net loss were $0.3 million and $0.9 million for the three months ended June 30, 2013 and 2012, respectively.

Stock Price and Dollar Trading Volume Risk

Our ability to pay required monthly installment payments under the Exchanged Note in equity instead of cash is based on certain stock price and trading volume conditions that are outside of our control. In order to make monthly installment payments under the Exchanged Note entirely in stock, the price of our common stock must remain above $1.00 per share and the average aggregate daily dollar trading volume of our common stock must be above $850,000. We may still pay a portion of the monthly installment payments under the Exchanged Note in stock, if the aggregate daily dollar trading volume is between $50,000 and $850,000, in an amount equal to the quotient of (x) the aggregate daily dollar trading volume, divided by (y) $850,000. We currently intend to make payments in equity whenever the equity conditions are met. If one or both of these equity conditions are not met (absent a waiver from the lender), we may be required to make required monthly installment payments in cash. As of the date of this Form 10-Q, we have only made payments to the lender in shares of common stock, in part because the lender has provided waivers of the equity conditions in the past. There is no assurance that the lender will provide any waivers in the future.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Between April 6, 2011 and May 12, 2011, seven putative securities class action complaints were filed against us and two of our officers in the United States District Court for the District of Massachusetts; one complaint additionally asserted claims against the underwriters who participated in our November 12, 2010 securities offering. On June 7, 2011, the United States District Court for the District of Massachusetts consolidated these actions under the caption Lenartz v. American Superconductor Corporation, et al., Docket No. 1:11-cv-10582-WGY. On August 31, 2011, Lead Plaintiff, the Plumbers and Pipefitters National Pension Fund, filed a consolidated amended complaint against us, our officers and directors, and the underwriters who participated in our November 12, 2010 securities offering, asserting claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as well as under sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”). The complaint alleges that during the relevant class period, we and our officers omitted to state material facts and made materially false and misleading statements relating to, among other things, our projected and recognized revenues and earnings, as well as our relationship with Sinovel Wind Group Co., Ltd. (“Sinovel”) that artificially inflated the value of our stock price. The complaint further alleges that our November 12, 2010 securities offering contained untrue statements of material facts and omitted to state material facts required to be stated therein. The plaintiffs seek unspecified damages, rescindment of our November 12, 2010 securities offering, and an award of costs and expenses, including attorney’s fees. All defendants moved to dismiss the consolidated amended complaint. On December 16, 2011, the district court issued a summary order declining to dismiss the Securities Act claims against us and our officers, and taking under advisement the motion to dismiss the Exchange Act claims against us and our officers and the motion to dismiss the Securities Act claims made against the underwriters. On July 26, 2012, the district court dismissed the Exchange Act claims against us and our officers and denied the motion to dismiss the Securities Act claims made against the underwriters. On May 17, 2013, the parties informed the district court that they had reached a settlement in principle, and requested a 30-day stay of the proceedings while the specific terms of the settlement continue to be negotiated. Based on our assessment of probable losses on this claim, we have recorded a loss contingency of $1.8 million as of June 30, 2013

Between May 4, 2011 and June 17, 2011, four putative shareholder derivative complaints were filed against us (as a nominal defendant) and certain of our directors in the United States District Court for the District of Massachusetts. On July 5, 2011, the District Court consolidated three of these actions, and that matter is now captioned In re American Superconductor Corporation Derivative Litigation, Docket No. 1:11-cv-10784-WGY. On June 1, 2011, the plaintiff in the fourth action, Marlborough Family Revocable Trust v. Yurek, et al., moved to voluntarily dismiss its complaint and refiled its complaint in Superior Court for the Commonwealth of Massachusetts, Middlesex County. On September 7, 2011, the Marlborough action and another putative shareholder derivative complaint filed in Superior Court for the Commonwealth of Massachusetts were consolidated. That consolidated matter is captioned In re American Superconductor Corporation Shareholder Derivative Litigation, Docket No. 11-1961. On January 12, 2012, an additional shareholder derivative complaint was filed in the Court of Chancery for the State of Delaware. That matter is captioned Krasnoff v. Budhraja, et al., Docket No. 7171. The allegations of the derivative complaints mirror the allegations made in the putative class action complaints described above. The plaintiffs purport to assert claims against the director defendants for breach of fiduciary duty, abuse of control, gross mismanagement, unjust enrichment and corporate waste. The plaintiffs seek unspecified damages on behalf of us, as well as an award of costs and expenses, including attorney’s fees.

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

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2013, which could materially affect our business, financial condition or future results. To the best of our knowledge, as of the date of this report there has been no material change in the risk factors described in our Annual Report on Form 10-K.

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

AMERICAN SUPERCONDUCTOR CORPORATION

Date: August 7, 2013	By:	/s/ David A. Henry

David A. Henry
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Offer Letter dated April 23, 2013 from the Registrant to Timothy D. Poor

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.DEF	XBRL Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

**	submitted electronically herewith

Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended June 30, 2013 and 2012, (ii) Condensed Consolidated Balance Sheets as of June 30, 2013 and March 31, 2013, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended June 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2013 and 2012, and (v) Notes to Condensed Consolidated Financial Statements.