Form 10-Q
period 2013-09-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2013-11-12
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2013

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____.

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Shares outstanding of the Registrant’s common stock:

Common Stock, par value $0.01 per share	64,886,548
Class	Outstanding as of November 7, 2013

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	March 31,
	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$25,867	$39,243
Accounts receivable, net	9,289	18,864
Inventory	24,474	33,473
Prepaid expenses and other current assets	19,337	22,469
Restricted cash	2,021	6,136
Total current assets	80,988	120,185
Property, plant and equipment, net	69,584	74,626
Intangibles, net	2,348	2,749
Restricted cash	4,901	4,820
Deferred tax assets	5,421	5,354
Other assets	9,283	9,020
Total assets	$172,525	$216,754
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$22,724	$30,138
Note payable, current portion, net of discount of $260 as of September 30, 2013 and $458 as of March 31, 2013	4,355	4,158
Convertible note, current portion, net of discount of $2,230 as of September 30, 2013 and $4,289 as of March 31, 2013	7,255	4,610
Derivative liability	2,807	4,162
Adverse purchase commitments	962	1,440
Deferred revenue, current portion	11,490	29,805
Deferred tax liabilities	5,452	5,444
Total current liabilities	55,045	79,757
Note payable, net of discount of $16 as of September 30, 2013 and $95 as of March 31, 2013	1,138	3,367
Convertible note, net of discount of $0 as of September 30, 2013 and $600 as of March 31, 2013	926	5,881
Deferred revenue	1,374	1,340
Other liabilities	1,184	1,291
Total liabilities	59,667	91,636
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock	640	603
Additional paid-in capital	936,086	923,847
Treasury stock	(370)	(313)
Accumulated other comprehensive income	1,768	1,112
Accumulated deficit	(825,266)	(800,131)
Total stockholders’ equity	112,858	125,118
Total liabilities and stockholders’ equity	$172,525	$216,754

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
Revenues	$24,181	$20,867	$47,267	$49,583
Cost and operating expenses:
Cost of revenues	22,611	20,384	40,598	37,310
Research and development	3,083	3,621	6,110	7,532
Selling, general and administrative	8,682	11,736	19,508	25,535
Restructuring and impairments	751	16	764	143
Amortization of acquisition related intangibles	82	80	164	161
Total cost and operating expenses	35,209	35,837	67,144	70,681
Operating loss	(11,028)	(14,970)	(19,877)	(21,098)
Change in fair value of derivatives and warrants	886	3,285	1,355	897
Interest expense, net	(3,505)	(2,919)	(5,617)	(5,637)
Other expense, net	(635)	(1,266)	(566)	(1,143)
Loss before income tax (benefit) expense	(14,282)	(15,870)	(24,705)	(26,981)
Income tax (benefit) expense	341	79	430	(757)
Net loss	$(14,623)	$(15,949)	$(25,135)	$(26,224)
Net loss per common share
Basic	$(0.24)	$(0.31)	$(0.42)	$(0.51)
Diluted	$(0.24)	$(0.31)	$(0.42)	$(0.51)
Weighted average number of common shares outstanding
Basic	61,116	51,907	59,712	51,551
Diluted	61,116	51,907	59,712	51,551

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
Net loss	$(14,623)	$(15,949)	$(25,135)	$(26,224)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (losses) gains	691	439	656	(729)
Unrealized losses on investments	—	(5)	—	(1)
Total other comprehensive (loss) income, net of tax	691	434	656	(730)
Comprehensive loss	$(13,932)	$(15,515)	$(24,479)	$(26,954)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(25,135)	$(26,224)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	5,343	6,628
Stock-based compensation expense	4,287	4,039
Restructuring charges, net of payments	161	(49)
Provision for excess and obsolete inventory	192	421
Adverse purchase commitment recoveries, net	—	(8,309)
Loss on minority interest investments	499	1,490
Change in fair value of derivatives and warrants	(1,355)	(897)
Non-cash interest expense	4,765	4,443
Other non-cash items	892	350
Changes in operating asset and liability accounts:
Accounts receivable	10,704	2,856
Inventory	9,315	(971)
Prepaid expenses and other current assets	3,531	8,394
Accounts payable and accrued expenses	(9,105)	(14,900)
Deferred revenue	(18,873)	(2,236)
Net cash used in operating activities	(14,779)	(24,965)
Cash flows from investing activities:
Purchase of property, plant and equipment	(115)	(903)
Proceeds from the maturity of marketable securities	—	84
Change in restricted cash	4,053	(4,116)
Change in other assets	(495)	—
Net cash provided by (used in) investing activities	3,443	(4,935)
Cash flows from financing activities:
Employee taxes paid related to net settlement of equity awards	(57)	(36)
Proceeds from the issuance of debt, net of expenses	—	32,895
Repayment of debt	(2,308)	—
Proceeds from exercise of employee stock options and ESPP	99	178
Net cash (used in) provided by financing activities	(2,266)	33,037
Effect of exchange rate changes on cash and cash equivalents	226	(280)
Net (decrease) increase in cash and cash equivalents	(13,376)	2,857
Cash and cash equivalents at beginning of year	39,243	46,279
Cash and cash equivalents at end of period	$25,867	$49,136
Supplemental schedule of cash flow information:
Cash paid for income taxes, net of refunds	$—	$(752)
Issuance of common stock to settle liabilities	7,831	2,676
Cash paid for interest	400	269

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

These unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with United States generally accepted accounting principles (“GAAP”) and the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. The going concern basis of presentation assumes that the Company will continue operations and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those instructions. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended September 30, 2013 and 2012 and the financial position at September 30, 2013. Certain reclassifications of prior years’ amounts have been made to conform to the current year presentation. These reclassifications, reflected on the consolidated statements of cash flows, are immaterial and had no impact on net income or stockholders’ equity.

Liquidity

The Company has experienced recurring operating losses and as of September 30, 2013, the Company had an accumulated deficit of $825.3 million. In addition, the Company has experienced recurring negative operating cash flows, which has resulted in a decrease in its cash balance. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. At September 30, 2013, the Company had cash and cash equivalents of $25.9 million. Cash used in operations for the six months ended September 30, 2013 was $14.8 million.

The Company is currently in the process of consolidating certain business operations to reduce facility costs. The Company expects that its cost reduction efforts and anticipated revenue growth will result in a reduction of cash used for operations during the fiscal year ending March 31, 2014, compared to the prior year. In July 2013, the Company reduced its workforce by approximately 7% and recorded a restructuring charge for severance and other costs of approximately $0.8 million in the quarter ended September 30, 2013. The Company plans to closely monitor its expenses and, if required, expects to further reduce operating costs and capital spending to enhance liquidity.

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

In order for the Company to continue operations beyond the next twelve months and be able to discharge its liabilities and commitments in the normal course of business, the Company needs to increase sales through executing its strategy to broaden its customer base, enter new markets, and commercialize its superconductor product line. In addition, the Company may need to further reduce operating expenses in line with business conditions in order to decrease the amount of cash used in operations.  The Company also intends to seek new financing arrangements, including, but not limited to, new debt and/or equity financing, and continue to work with the holder of its convertible note in order to maintain the ability to make monthly amortization payments on the convertible note in shares of common stock.  In addition, the Company is actively seeking to sell its minority investments in Tres Amigas and Blade Dynamics and has recently engaged a financial advisor to assist with that effort. (See Note 13, “Minority Investments”, for further information about such investments.) There can be no assurance that the Company will be able to raise additional capital or sell one or both of these investments on commercially reasonable terms or at all.

The Company must successfully execute on its plans to improve operating performance discussed above and raise additional capital through financings or other means to ensure it has sufficient cash to fund its operations, capital expenditures and scheduled cash payments under its debt obligations through September 30, 2014. The Company’s ability to pay required monthly installment payments under the Exchanged Note in equity instead of cash is based on certain stock price and trading volume conditions that are outside of the Company’s control. If one or both of these equity conditions are not met (absent a waiver from the lender), the Company may be required to make required monthly installment payments in cash. As of the filing date of this Form 10-Q, the Company has only made payments to the lender in shares of common stock and as a result, the principal balance has been reduced by $14.6 million through September 30, 2013. If the Company fails one or both of the equity conditions, the Company can still make required payments in its common stock with a waiver from the lender, which has been provided in the past. There is no assurance that the lender will provide any waivers in the future. The Company’s liquidity is highly dependent on its ability to profitably grow revenues through both the acquisition of new customers and growth from its existing customers, manage its operating expenses, continue to make amortization payments under the Exchanged Note in shares of the Company’s common stock, maintain compliance with the covenants and restrictions on its debt obligations (or obtain waivers from our lenders in the event of non-compliance), and raise additional capital through new financing arrangements or the sale of its minority investments in Tres Amigas and Blade Dynamics.  (See Note 13, “Minority Investments”, for further information about such investments).  There can be no assurance that he Company will be able to raise additional capital or be able to sell one or both of these investments on commercially reasonable terms or at all.

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

2. Stock-Based Compensation

The Company accounts for its stock-based compensation at fair value. The following table summarizes stock-based compensation expense by financial statement line item for the three and six months ended September 30, 2013 and 2012 (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
Cost of revenues	$224	$213	$429	$383
Research and development	585	591	1,159	1,154
Selling, general and administrative	1,343	1,240	2,699	2,502
Total	$2,152	$2,044	$4,287	$4,039

During the six months ended September 30, 2013, the Company granted approximately 831,000 stock options, 400,000 restricted stock awards, 362,000 shares of performance-based restricted stock awards and issued 212,000 shares of common stock in-lieu of cash bonuses and severance payments to employees under the 2007 Stock Incentive Plan. The shares issued in-lieu of cash bonuses vest immediately. The shares issued in lieu of severance vested on the eighth day after receipt of an irrevocable release.  The options and restricted stock awards granted vest upon the passage of time, generally 3 years. For options and awards that vest upon the passage of time, expense is being recorded over the vesting period. Performance-based restricted stock awards are expensed over the requisite service period.

The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. The total unrecognized compensation cost for unvested outstanding stock options was $3.2 million at September 30, 2013. This expense will be recognized over a weighted average expense period of approximately 2.0 years. The total unrecognized compensation cost for unvested outstanding restricted stock was $4.6 million at September 30, 2013. This expense will be recognized over a weighted-average expense period of approximately 1.3 years.

The weighted-average assumptions used in the Black-Scholes valuation model for stock options granted during the three and six months ended September 30, 2013 and 2012 are as follows:

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
Expected volatility	75.4%	71.9%	75.1%	71.9%
Risk-free interest rate	1.7%	0.8%	1.7%	0.9%
Expected life (years)	5.8	5.9	5.9	5.9
Dividend yield	None	None	None	None

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

3. Computation of Net Loss per Common Share

Basic net loss per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Where applicable, diluted EPS is computed by dividing the net loss by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. For each of the three and six months ended September 30, 2013, 9.7 million shares were not included in the calculation of diluted EPS as they were considered anti-dilutive, of which 3.2 million relate to unvested stock options, 3.2 million relate to the issuance of warrants, and 3.3 million shares relate to the convertible feature of the Company’s Exchanged Note. For the three and six months ended September 30, 2012, 8.8 million shares were not included in the calculation of diluted EPS as they were considered anti-dilutive, of which 3.0 million relate to unvested stock options, 3.2 million relate to the issue of warrants and 2.6 million shares related to the convertible feature of the Company’s Exchanged Note.

The following table reconciles the numerators and denominators of the earnings per share calculation for the three and six months ended September 30, 2013 and 2012 (in thousands, except per share data):

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
Numerator:
Net loss	$(14,623)	$(15,949)	(25,135)	(26,224)
Denominator:
Weighted-average shares of common stock outstanding	62,787	52,606	61,583	52,202
Weighted-average shares subject to repurchase	(1,671)	(699)	(1,871)	(651)
Shares used in per-share calculation — basic	61,116	51,907	59,712	51,551
Shares used in per-share calculation — diluted	61,116	51,907	59,712	51,551
Net loss per share — basic	$(0.24)	$(0.31)	$(0.42)	$(0.51)
Net loss per share — diluted	$(0.24)	$(0.31)	$(0.42)	$(0.51)

4. Fair Value Measurements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance related to disclosures of fair value measurements. The guidance requires gross presentation of activity within the Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements. It also clarifies two existing disclosure requirements on the level of disaggregation of fair value measurements and disclosures on inputs and valuation techniques. A change in the hierarchy of an investment from its current level will be reflected in the period during which the pricing methodology of such investment changes. Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 will be made in the event that the related security is significant to total cash and investments. The Company did not have any transfers of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy during the three months ended September 30, 2013.

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

The following table provides the assets carried at fair value, measured as of September 30, 2013 and March 31, 2013 (in thousands):

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013:
Assets:
Cash equivalents	$15,666	$15,666	$—	$—
Liabilities:
Derivative liability	$181	$—	$—	$181
Warrants	$2,626	$—	$—	$2,626

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Using Significant Other Observable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)
March 31, 2013:
Assets:
Cash equivalents	$18,649	$18,649	$—	$—
Liabilities:
Derivative liability	$529	$—	$—	$529
Warrants	$3,633	$—	$—	$3,633

The table below reflects the activity for the Company’s major classes of liabilities measured at fair value (in thousands).

	Derivative Liability	Warrants
April 1, 2013	$529	$3,633
Mark to market adjustment	(348)	(1,007)
Balance at September 30, 2013	$181	$2,626

	Derivative Liability	Warrants
April 1, 2012	$—	$—
Valuation of derivative liability	3,779	—
Warrant issuance with Senior Convertible Notes	—	7,018
Warrant issuance with Senior Secured Term Loan	—	380
Mark to market adjustment	(1,016)	119
Balance at September 30, 2012	2,763	7,517
Valuation of derivative liability attributable to modification	542	—
Mark to market adjustment	(2,776)	(3,884)
Balance at March 31, 2013	$529	$3,633

Valuation Techniques

Cash Equivalents

Cash equivalents consist of highly liquid instruments with maturities of three months or less that are regarded as high quality, low risk investments and are measured using such inputs as quoted prices, and are classified within Level 1 of the valuation hierarchy. Cash equivalents consist principally of certificates of deposits and money market accounts.

Derivative Liability

The Company has identified all of the derivatives (“Derivative Liability”) associated with the Exchanged Note which include put rights to require the investor to acquire an additional $15.0 million convertible note and additional warrants, holder change of control redemption rights, issuer optional redemption rights, sale redemption rights and a right to make payment in the form of stock rather than cash if certain equity conditions are met. The Derivative Liability is subject to revaluation at each balance sheet date, and any change in fair value will be recorded as a change in fair value in other income (expense) until the earlier of its exercise or expiration. The Company relies on assumptions in a lattice model to determine the fair value of Derivative Liability. The Company has appropriately valued the Derivative Liability within Level 3 of the valuation hierarchy. (See Note 10, “Debt”, for discussion on the Exchanged Note, Derivative Liability and valuation assumptions used.)

Warrants

Warrants were issued in conjunction with the Initial Note and the Term Loan. (See Note 10, “Debt”, for additional information on warrants.) These warrants are subject to revaluation at each balance sheet date, and any change in fair value will be recorded as a change in fair value in other income (expense) until the earlier of their exercise or expiration.

The Company relies on assumptions used in a lattice model to determine the fair value of warrants. The Company has appropriately valued the warrants within Level 3 of the valuation hierarchy. (See Note 11, “Warrants and Derivative Liabilities”, for a discussion of the warrants and the valuation assumptions used.)

5. Accounts Receivable

Accounts receivable at September 30, 2013 and March 31, 2013 consisted of the following (in thousands):

	September 30, 2013	March 31, 2013
Accounts receivable (billed)	$8,592	$17,222
Accounts receivable (unbilled)	713	1,642
Less: Allowance for doubtful accounts	(16)	—
Accounts receivable, net	$9,289	$18,864

6. Inventory

The components of inventory at September 30, 2013 and March 31, 2013 are as follows (in thousands):

	September 30, 2013	March 31, 2013
Raw materials	$7,183	$5,966
Work-in-process	3,530	3,427
Finished goods	10,689	21,655
Deferred program costs	3,072	2,425
Net inventory	$24,474	$33,473

The Company recorded inventory write-downs of less than $0.1 million and $0.2 million for the three months ended September 30, 2013 and 2012, respectively. The Company recorded inventory write-downs of $0.2 million and $0.4 million for the six months ended September 30, 2013 and 2012, respectively. These write downs were based on evaluating its ending inventory on hand for excess quantities and obsolescence.

Deferred program costs as of September 30, 2013 and March 31, 2013 primarily represent costs incurred on programs accounted for under contract accounting where the Company needs to complete development programs before revenue and costs will be recognized, respectively.

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2013	March 31, 2013
Accounts payable	$3,105	$7,146
Accrued miscellaneous expenses	7,195	9,172
Accrued inventories in transit	1,442	779
Accrued outside services	2,763	2,251
Accrued subcontractor program costs	556	2,442
Accrued compensation	4,447	5,506
Income taxes payable	147	133
Accrued warranty	3,069	2,709
Total	$22,724	$30,138

The Company generally provides a one to three year warranty on its products, commencing upon installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.

Product warranty activity was as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$2,787	$5,500	$2,709	$5,896
Change in accruals for warranties during the period	342	(384)	493	(551)
Settlements during the period	(60)	(324)	(133)	(553)
Balance at end of period	$3,069	$4,792	$3,069	$4,792

8. Income Taxes

For the three and six months ended September 30, 2013, the Company recorded income tax expense of $0.3 million and $0.4 million, respectively. For the three and six months ended September 30, 2012, the Company recorded income tax expense of $0.1 million and an income tax benefit of $0.8 million, respectively. The income tax expense for the three and six months ended September 30, 2013 was primarily due to withholding taxes for repatriation of funds from certain foreign jurisdictions, and for these periods, as well as the three months ended September 30, 2012, income taxes in the Company’s foreign jurisdictions. The income tax benefit for the six months ended September 30, 2012, was primarily due to a refund of Chinese income taxes of $0.9 million.

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

During the years ended March 31, 2013 and March 31, 2012, the Company undertook restructuring activities, approved by the Board of Directors, in order to reorganize its global operations, streamline various functions of the business, and reduce its global workforce to better reflect the demand for its products. The Company undertook an additional workforce reduction in July 2013, reducing its workforce by approximately 7%, impacting primarily selling, engineering and general and administrative functions. The Company recorded a restructuring charge for severance and other costs of approximately $0.8 million during the three months ended September 30, 2013. From April 1, 2011 through September 30, 2013, these activities resulted in a substantial reduction of its global workforce. During the six months ended September 30, 2013 and 2012, the Company incurred restructuring costs of $0.8 million and $0.1 million, respectively. The remaining balance of accrued restructuring is expected to be paid through February 2014.

The following table presents restructuring charges and cash payments (in thousands):

Six months ended September 30, 2013	Severance pay and benefits	Facility exit costs	Total
Accrued restructuring balance at April 1, 2013	$145	54	$199
Charges to operations	751	13	764
Cash payments	(599)	(37)	(636)
Other adjustments	(166)	(30)	(196)
Accrued restructuring balance at September 30, 2013	$131	$—	$131

Six months ended September 30, 2012
Accrued restructuring balance at April 1, 2012	$680	$294	$974
Charges to operations	182	(39)	143
Cash payments	(560)	(255)	(815)
Accrued restructuring balance at September 30, 2012	$302	$—	$302

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

On December 20, 2012, the Company entered into an Amendment and Exchange Agreement, (the “First Amendment”) with CVI, which amended the Purchase Agreement. Pursuant to the First Amendment, the Company and CVI exchanged the Initial Note for the Exchanged Note. At the time of the exchange, the Exchanged Note had the same principal amount and accrued interest as the Initial Note. The Exchanged Note is convertible into the Company’s common stock and has the same scheduled monthly installment payments as the Initial Note. The Exchanged Note provides the Company with additional flexibility to make monthly installment payments in shares of the Company’s common stock. The Company retains the ability to repay the Exchanged Note in cash. Specifically, the amendments to the Exchanged Note:

•

Allowed the Company to convert, subject to the satisfaction of certain conditions set forth in the Exchanged Note, (a) at least $2.5 million of the approximately $5.3 million installment amount payable with respect to the January 2013 installment date (including approximately $4.2 million of deferred installment amounts from the period September 4, 2012 to December 3, 2012) into shares of the Company’s common stock (on December 21, 2012 the Company converted $3.8 million in deferred installment amount principal and interest and issued 1,715,443 shares of common stock), and (b) the balance of the January 2013 installment amount in equal amounts on each of the February and March 2013 installment dates;

•	Reduced the price failure equity condition with respect to a particular date of determination from $2.50 to $1.00;

•

Reduced the aggregate daily dollar trading volume equity condition required for at least 25 of the 30 consecutive trading days immediately preceding a date of determination from $1,500,000 to $850,000 per trading day. In addition, if the aggregate daily dollar trading volume is between $50,000 and $850,000, the Company may still convert into common stock a portion of an installment amount payable with respect to an installment date equal to the quotient of (x) the aggregate daily dollar trading volume, divided by (y) $850,000;

•	Increased CVI’s beneficial ownership limitation under the Exchanged Note from 4.99% to 9.99%; and

•	Reduced the conversion price, from $4.85 per share of the Company’s common stock to $3.19 per share of the Company’s common stock, subject to certain price-based and other anti-dilution adjustments.

The Company assessed the changes in the Exchanged Note and accounted for it as a modification of the Initial Note. Therefore, the Company determined the incremental value of the derivative instruments, as a result of the Exchanged Note having a reduced conversion price. As a result of the re-valuation, the Company recorded a $0.5 million increase in the value of the derivative liability and additional debt discount. At the modification date, the value of the derivative liability was $1.5 million. The total debt discount, including the embedded derivatives in the Initial Note, the incremental value of embedded derivatives in the Exchanged Note, warrant and legal and origination costs of $13.1 million is being amortized into interest expense over the term of the Exchanged Note using the effective interest method. Under this method, interest expense is recognized each period until the debt instruments reach maturity. If the maturity of the Exchanged Note is accelerated because of prepayment, then the amortization will be accelerated. During the three and six months ended September 30, 2013, the Company recorded non-cash interest expense for amortization of the debt discount related to the convertible note of $1.2 million and $2.7 million, respectively. During the three and six months ended September 30, 2012, the Company recorded non-cash interest expense for amortization of the debt discount related to the convertible note of $2.1 million and $4.2 million, respectively.

On October 9, 2013, the Company entered into a Second Amendment and Warrant Exchange Agreement (the “Second Amendment”) with CVI. The Second Amendment further amended the Securities Purchase Agreement, as amended by the First Amendment (collectively, the “Amended Purchase Agreement”), that the Company previously entered into with CVI.

Pursuant to the Second Amendment, the Company and/or CVI waived certain provisions of the Amended Purchase Agreement and amended certain provisions of the Exchanged Note, specifically,

•

CVI waived its rights under the Amended Purchase Agreement to participate in (i) specific types of offerings that may be conducted by the Company with respect to the Company’s currently effective Registration Statement on Form S-3 (Registration No. 333-191153), and (ii) the issuance of shares of common stock in connection with any settlement of currently outstanding litigation involving the Company; and

•	the Company and CVI amended the Exchanged Note:

•

to increase the period during which CVI is allowed to accelerate payment in shares of common stock at the then current installment date conversion price from such installment date until the trading day before the next installment notice due date to the entire period from such installment date until the trading day before the next installment date; and

•	to increase the aggregate outstanding principal amount under the definition of “permitted senior indebtedness” from $10.0 million to $15.0 million.

Provided certain equity conditions are met, the Company may elect to repay principal and interest in shares of the Company’s common stock. If the Company elects to make a payment in shares of the Company’s common stock, the number of shares to be issued is determined by dividing the amount of such payment by 85% of the lessor of the average volume-weighted average price (“VWAP”) of the 10 consecutive days immediately preceding the payment date or the VWAP price on the day preceding the payment date (the “Market Price”). The Company records the difference between the closing price of its common stock on the day preceding the payment date and the Market Price as a discount on the fair value of its shares. During both the three and six months ended September 30, 2013, the Company recorded $1.8 million of non-cash interest expense related to installment payments made by issuing the Company’s common stock at a discount, compared to $0.2 million during both the three and six months ended September 30, 2012.

The Exchanged Note and the Amended Purchase Agreement contain certain covenants and restrictions, including, among others, that for so long as the Exchanged Note is outstanding, the Company will not incur any indebtedness (other than permitted indebtedness under the Exchanged Note), permit liens on its properties (other than permitted liens under the Exchanged Note), make payments on junior securities or declare dividends. The Exchanged Note also contains limitations on the transfer of certain assets. Events of default under the Exchanged Note include failure to pay principal or interest as due on the Exchanged Note, failure to deliver registered shares of common stock upon the holders request for conversion of part or all of the Exchanged Note, failure to maintain the Company’s common stock eligible for trading on defined markets, cross defaults to other material indebtedness, receipt of uninsured judgments against the Company in excess of defined limits and other administrative covenants, including the Term Loan discussed below, as defined in the Exchanged Note and related documentation. Upon an event of default, the holders may require the Company to redeem all or any portion of the outstanding principal amount of the Exchanged Note in cash plus a penalty as specified in the agreement. Also, if the Company fails to maintain an effective registration statement covering common stock to be used in settling obligations under the Exchanged Note, the Company will be required to pay a penalty as specified in the agreement.

Senior Secured Term Loan

On June 5, 2012, the Company entered into a Term Loan with Hercules Technology Growth Capital, Inc. (“Hercules”), under which the Company borrowed $10.0 million (the “Term Loan”). After the closing fees and expenses, the net proceeds to the Company were $9.7 million. The Term Loan bears an interest rate equal to 11% plus the percentage, if any, by which the prime rate as reported by The Wall Street Journal exceeds 3.75%. The Company made interest-only payments from July 1, 2012 through October 31, 2012, after which the Company began repaying the Term Loan in equal monthly installments ending on December 1, 2014. The Term Loan is secured by substantially all of the Company’s existing and future assets, including a mortgage on real property owned by the Company’s wholly-owned subsidiary, ASC Devens LLC, and located at 64 Jackson Road, Devens, Massachusetts. In addition, Hercules received a warrant to purchase 139,276 shares of common stock, exercisable at an initial strike price of $3.59 per share, subject to adjustment, until December 5, 2017. Due to certain adjustment provisions within the warrant, it qualified for liability accounting and the fair value of $0.4 million was recorded upon issuance, which the Company recorded as a debt discount and a warrant liability. (See Note 11, “Warrants and Derivative Liabilities,” for a discussion on warrants and the valuation assumptions used.) The Company will pay an end of term fee of $0.5 million upon the earlier of maturity or prepayment of the loan. The Company has accrued the term fee and recorded a corresponding amount into the debt discount. In addition, the Company incurred $0.3 million of legal and origination costs in the year ended March 31, 2013, which have been recorded as a debt discount. The total debt discount including the warrant, end of term fee and legal and origination costs of $1.2 million is being amortized into interest expense over the term of the Term Loan using the effective interest method. Under this method, interest expense is recognized each period until the debt instrument reaches maturity. If the maturity of the Term Loan is accelerated because of prepayment, then the amortization will be accelerated. During the three and six months ended September 30, 2013, the Company recorded non-cash interest expense for amortization of the debt discount related to the Term Loan of $0.1 million and $0.3 million, respectively. During the three and six months ended September 30, 2012, the Company recorded non-cash interest expense for amortization of the debt discount related to the Term Loan of $0.2 million and $0.3 million, respectively.

The Term Loan contains certain covenants that restrict the Company’s ability to, among other things, incur or assume certain debt, merge or consolidate, materially change the nature of the Company’s business, make certain investments, acquire or dispose of certain assets, make guaranties or grant liens on its assets, make certain loans, advances or investments, declare dividends or make distributions or enter into transactions with affiliates. In addition, the Term Loan contains a covenant that requires the Company to maintain a minimum unrestricted cash balance in the United States of at least $10.0 million at the inception of the Term Loan, which decreased starting November 1, 2012 and monthly thereafter by the amount of principal paid. The events of default under the Term Loan include, but are not limited to, failure to pay amounts due, breaches of covenants, bankruptcy events, cross defaults under other material indebtedness and the occurrence of a material adverse effect and/or change in control. In the case of a continuing event of default, Hercules may, among other remedies, declare due all unpaid principal amounts outstanding and any accrued but unpaid interest and foreclose on all collateral granted to Hercules as security under the Term Loan.

Although the Company believes that it is in and expects to remain in compliance with the covenants and restrictions under the Exchanged Notes and Term Loan as of the date of this Quarterly Report on Form 10-Q, there can be no assurance that the Company will continue to be in compliance.

Interest expense on the Exchanged Note and Term Loan for the three and six months ended September 30, 2013 was $3.5 million and $5.6 million, respectively, which included $3.1 million and $4.8 million, respectively, of non-cash interest expense related to the amortization of the debt discount on the Exchanged Note and Term Loan and payment of the Exchanged Note in Company common stock at a discount. Interest expense on the Exchanged Note and Term Loan for the three and six months ended September 30, 2012 was $3.0 million, and $5.7 million, respectively, which included $2.3 million and $4.4 million, of non-cash interest expense related to the amortization of the debt discount on the Exchanged Note and Term Loan, respectively.

11. Warrants and Derivative Liabilities

Senior Convertible Note Warrant

On April 4, 2012, the Company entered into a Purchase Agreement for the Initial Note and on December 20, 2012, the Company entered into the Amendment pursuant to which it exchanged the Initial Note for the Exchanged Note, as described in Note 10. The Initial Note included a warrant to purchase 3,094,060 shares of the Company’s common stock. The warrant is exercisable at any time on or after the date that is six months after the issuance of the warrant and entitles CVI to purchase shares of the Company’s common stock for a period of five years from the initial date the warrant becomes exercisable at a price equal to $5.45 per share, subject to certain price-based and other anti-dilution adjustments. The warrant may not be exercised if, after giving effect to the conversion, CVI together with its affiliates would beneficially own in excess of 4.99% of the Company’s common stock. This percentage may be raised to any other percentage not in excess of 9.99% at the option of CVI, upon at least 61-days prior notice to the Company, or lowered to any other percentage, at the option of CVI, at any time.

The Company calculated the fair value of the derivative liabilities, as further described in Note 10 “Debt”, and warrants utilizing an integrated lattice model. The lattice model is an option pricing model that involves the construction of a binomial tree to show the different paths that the underlying asset may take over the option’s life. A lattice model can take into account expected changes in various parameters such as volatility over the life of the options, providing more accurate estimates of option prices than the Black-Scholes model.

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

Following is a summary of the key assumptions used to calculate the fair value of the warrant:

Fiscal Year 2013	September 30, 2013	June 30, 2013
Risk-free interest rate	1.02%	1.13%
Expected annual dividend yield	—%	—%
Expected volatility	72.0%	71.9%
Term (years)	4.01	4.27
Fair value	$2.5 million	$3.0 million

Fiscal Year 2012	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	April 4, 2012
Risk-free interest rate	0.67%	0.75%	0.63%	0.77%	1.19%
Expected annual dividend yield	—%	—%	—%	—%	—%
Expected volatility	71.7%	80.6%	80.9%	80.8%	80.0%
Term (years)	4.51	4.76	5.01	5.28	5.5
Fair value	$3.4 million	$4.4 million	$7.1 million	$8.6 million	$7.0 million

The Company recorded a gain, resulting from the decrease in the fair value of the CVI warrant, of $0.5 million and $0.9 million to change in fair value of derivatives and warrants in the three and six months ended September 30, 2013, respectively. The Company recorded a gain of $1.5 million and a loss of $0.1 million in the three and six months ended September 30, 2012, respectively.

On October 9, 2013, the Company entered into the Second Amendment with CVI. Pursuant to the Second Amendment, the Company exchanged the warrant for a new warrant (the “Exchanged Warrant”), with a reduced exercise price of $2.61 per share of common stock. Other than the reduced exercise price, the Exchanged Warrant has the same terms and conditions as the original warrant. The Company expects to record approximately $1.1 million to non-cash interest expense for the impact of the Second Amendment on the warrant liability during the three months ending December 31, 2013.

Senior Convertible Note Derivative Liability

The Company determined certain embedded derivatives issued with the Initial Note required accounting as a liability, which requires they be accounted for as a standalone liability subject to revaluation at each balance sheet date with changes in fair value recorded as change in fair value of derivatives and warrants until the earlier of exercise or expiration.

The terms of the December 2012 debt modification reduced the conversion price of the Initial Note from $4.85 per share to $3.19 per share in the Exchanged Note. As a result the Company revalued these derivatives pre- and post-modification and recorded the difference of $0.5 million as a debt discount and a derivative liability. (See Note 10, “Debt,” for further discussion.)

Following is a summary of the key assumptions used to value the convertible notes derivative features:

	September 30,	June 30,
Fiscal Year 2013	2013	2013
Principal outstanding (000’s)	$10,411	$14,389
Stock price	$2.34	$2.64
Percentage volume condition met	80.2%	87.5%
Expected volatility	66.3%	65.8%
Risk free interest rate	0.10%	0.21%
Bond yield	15.5%	16.7%
Recovery rate	35.0%	37.0%
Redeemable	yes	yes
Total time (years)	1.00	1.26
Dilution effect	yes	yes
Fair value	$0.2 million	$0.5 million
Fair value as a percent of par	0.7%	3.3%

Fiscal Year 2012	March 31, 2013	December 31, 2012	Post- modification December 20, 2012	Pre-modification December 20, 2012	September 30, 2012	June 30, 2012	April 4, 2012
Principal outstanding (000’s)	$15,380	$20,944	$20,944	$24,074	$24,074	$25,000	$25,000
Stock price	$2.67	$2.62	$2.95	$2.95	$4.15$	$4.68	$3.97
Percentage volume condition met	80.5%	94.5%	94.9%	28.6%	51.0%	75.2%	85.9%
Expected volatility	66.9%	73.5%	72.5%	72.5%	70.0%	71.0%	75.0%
Risk free interest rate	0.20%	0.23%	0.25%	0.25%	0.23%	0.33%	0.44%
Bond yield	16.5%	16.5%	16.5%	16.5%	15.0%	16.0%	15.0%
Recovery rate	30.0%	30.0%	30.0%	30.0%	30.0%	30.0%	30.0%
Redeemable	yes	yes	yes	yes	yes	yes	yes
Total time (years)	1.51	1.76	1.79	1.79	2.01	2.28	2.5
Dilution effect	yes	yes	yes	yes	yes	yes	yes
Fair value as a percent of par	3.4%	4.9%	7.1%	3.9%	11.4%	17.9%	15.1%
Fair value	$0.5 million	$1.0 million	$1.5 million	$0.9 million	$2.8 million	$4.5 million	$3.8 million

Based on historical VWAP of the Company’s common stock as well as the historic average dollar trading volume of the Company’s common stock, the percentage volume condition is the probability that the Company will convert monthly installment payments into the Company’s common stock. The expected volatility rate was estimated based on an equal weighting of the historical volatility of the Company’s common stock and the implied volatility of the Company’s traded options. To determine the risk-free interest rate, an interpolated rate was used based on the one, two and three-year United States Treasury rates. The bond yield was estimated using comparable corporate debt and yield information. The recovery rate of the Exchanged Note was estimated by reviewing historical corporate debt that went into default. The bond is redeemable by the Company at any point after the one-year anniversary of the grant date provided certain provisions within the note. The total time is based on the actual 30-month contractual terms. It was determined that there is a dilution effect based on the Company’s ability to make payments in shares of common stock.

The Company recorded the decrease in the fair value of the derivative liabilities of $0.3 million as a gain to changes in fair value of derivatives and warrants in both the three and six months ended September 30, 2013, and similarly, gains of $1.7 million and $1.0 million in the three and six months ended September 30, 2012, respectively.

Senior Secured Term Loan—Warrant

On June 5, 2012, the Company entered into a Loan and Security Agreement with Hercules. (See Note 10, “Debt,” for additional information regarding the Loan and Security Agreement.) In conjunction with this agreement, the Company issued a warrant to purchase 139,276 shares of the Company’s common stock. The warrant is exercisable at any time after the issuance of the warrant and expires on December 5, 2017, at a price equal to $3.59 per share subject to certain price-based and other anti-dilution adjustments.

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

Following is a summary of the key assumptions used to calculate the fair value of the warrant:

Fiscal Year 2013	September 30, 2013	June 30, 2013
Risk-free interest rate	1.09%	1.20%
Expected annual dividend yield	—%	—%
Expected volatility	72.1%	72.3%
Term (years)	4.18	4.43
Fair Value	$0.2 million	$0.2 million

Fiscal Year 2012	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	June 5, 2012
Risk-free interest rate	0.70%	0.75%	0.64%	0.80%	0.77%
Expected annual dividend yield	—%	—%	—%	—%	—%
Expected volatility	72.01%	80.14%	81.18%	80.32%	79.99%
Term (years)	4.68	4.93	5.18	5.44	5.5
Fair Value	$0.2 million	$0.2 million	$0.4 million	$0.5 million	$0.4 million

The Company prepared its estimates for the assumptions used to determine the fair value of the warrants issued in conjunction with both the Convertible Note and Term Loan utilizing the respective terms of the warrants with similar inputs, as described above.

The Company recorded a decrease in the fair value of the Hercules warrant resulting in a gain of less than $0.1 million during the three and six months ended September 30, 2013. The Company recorded a decrease in the fair value of $0.1 million as a gain to change in fair value of derivatives and warrants during the three months ended September 30, 2012 and recorded no change during the six months ended September 30, 2012.

12. Commitments and Contingencies

Commitments

Purchase Commitments

The Company periodically enters into non-cancelable purchase contracts in order to ensure the availability of materials to support production of its products. Purchase commitments represent enforceable and legally binding agreements with suppliers to purchase goods or services. The Company periodically assesses the need to provide for impairment on these purchase contracts and record a loss on purchase commitments when required. As of September 30, 2013, the Company reported a liability for adverse purchase commitments of $1.0 million. During the three and six months ended September 30, 2013, the Company reduced its accrual for adverse purchase commitments by $0.2 million and $0.5 million, respectively, due to payments to certain vendors.

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

Between April 6, 2011 and May 12, 2011, seven putative securities class action complaints were filed against the Company and two of its officers in the United States District Court for the District of Massachusetts; one complaint additionally asserted claims against the underwriters who participated in our November 12, 2010 securities offering. On June 7, 2011, the United States District Court for the District of Massachusetts consolidated these actions under the caption Lenartz v. American Superconductor Corporation, et al., Docket No. 1:11-cv-10582-WGY. On August 31, 2011, Lead Plaintiff, the Plumbers and Pipefitters National Pension Fund, filed a consolidated amended complaint against the Company, its officers and directors, and the underwriters who participated in our November 12, 2010 securities offering, asserting claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated under the Exchange Act, as well as under sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”). The complaint alleges that during the relevant class period, the Company and its officers omitted to state material facts and made materially false and misleading statements relating to, among other things, its projected and recognized revenues and earnings, as well as its relationship with Sinovel Wind Group Co., Ltd. that artificially inflated the value of the Company’s stock price. The complaint further alleges that the Company’s November 12, 2010 securities offering contained untrue statements of material facts and omitted to state material facts required to be stated therein. The plaintiffs seek unspecified damages, rescindment of the Company’s November 12, 2010 securities offering, and an award of costs and expenses, including attorney’s fees. All defendants moved to dismiss the consolidated amended complaint. On December 16, 2011, the district court issued a summary order declining to dismiss the Securities Act claims against the Company and its officers, and taking under advisement the motion to dismiss the Exchange Act claims against the Company and its officers and the motion to dismiss the Securities Act claims made against the underwriters. On July 26, 2012, the district court dismissed the Exchange Act claims against the Company and its officers and denied the motion to dismiss the Securities Act claims made against the underwriters. On May 17, 2013, the parties informed the district court that they had reached a settlement in principle, and requested a 30-day stay of the proceedings while the specific terms of the settlement continue to be negotiated. Based on the Company’s assessment of the probable losses on this claim, the Company has recorded a loss contingency of $1.8 million as of September 30, 2013.

Between May 4, 2011 and June 17, 2011, four putative shareholder derivative complaints were filed against the Company (as a nominal defendant) and certain of its directors in the United States District Court for the District of Massachusetts. On July 5, 2011, the District Court consolidated three of these actions, and that matter is now captioned In re American Superconductor Corporation Derivative Litigation, Docket No. 1:11-cv-10784-WGY. On June 1, 2011, the plaintiff in the fourth action, Marlborough Family Revocable Trust v. Yurek, et al., moved to voluntarily dismiss its complaint and refiled its complaint in Superior Court for the Commonwealth of Massachusetts, Middlesex County. On September 7, 2011, the Marlborough action and another putative shareholder derivative complaint filed in Superior Court for the Commonwealth of Massachusetts were consolidated. That consolidated matter is captioned In re American Superconductor Corporation Shareholder Derivative Litigation, Docket No. 11-1961. On January 12, 2012, an additional shareholder derivative complaint was filed in the Court of Chancery for the State of Delaware. That matter is captioned Krasnoff v. Budhraja, et al., Docket No. 7171. The allegations of the derivative complaints mirror the allegations made in the putative class action complaints described above. The plaintiffs purport to assert claims against the director defendants for breach of fiduciary duty, abuse of control, gross mismanagement, unjust enrichment and corporate waste. On October 23, 2013, the parties informed the Massachusetts state court that the derivative plaintiffs, including those in the federal district court and the Delaware Court of Chancery, had reached a settlement in principle, and requested a 90-day stay of the proceedings while the specific terms of the settlement continue to be negotiated. The plaintiffs seek unspecified damages on behalf of the Company, as well as an award of costs and expenses, including attorney’s fees.  Based on the Company’s assessment that the probable losses on this claim are insignificant, no loss contingency was recorded as of September 30, 2013.

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

Ghodawat Energy Pvt Ltd (“Ghodawat”), a company registered in India carrying on the business of wind power development, lodged a Request for Arbitration with the Secretariat of the ICC International Court of Arbitration on May 12, 2011 and named AMSC Windtec GmbH (“AMSC Austria”) as the Respondent. Under the Request for Arbitration, Ghodawat alleges that AMSC Austria breached an agreement dated March 19, 2008 pursuant to which AMSC Austria granted a license to Ghodawat to manufacture, use, sell, market, erect, commission and maintain certain wind turbines using its technical information and wind turbine design (the “License Agreement”). Under the Request for Arbitration, Ghodawat’s claims in this arbitration amount to approximately €18 million ($24 million). AMSC Austria filed an Answer to Request for Arbitration and Counterclaim (“Answer and Counterclaim”), in which AMSC Austria denied Ghodawat’s claims in their entirety. AMSC Austria has also submitted counterclaims under the License Agreement against Ghodawat in the amount of approximately €6 million ($9 million). Ghodawat has filed a Reply to Answer to Request for Arbitration and Counterclaim in which it denies AMSC Austria’s counterclaims. On June 3, 2013, the final oral submissions’ hearing was conducted and the Company believes it will take several months for the Tribunal to render a decision. The Company has recorded a loss contingency based on its assessment of probable losses on this claim; however this amount of loss contingency that has been recorded is immaterial to its consolidated financial statements.

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

As of September 30, 2013 the Company had $2.0 million of restricted cash included in current assets, and $4.9 million of restricted cash included in long-term assets. These amounts included in restricted cash represent deposits to secure letters of credit for various supply contracts. These deposits are held in interest bearing accounts.

As of September 30, 2013, the Company had one performance bond in support of customer contracts. The total value of the outstanding performance bond is $0.2 million with an expiration date of March 2014. In the event that the payment is made in accordance with the requirements of any of these performance bonds, the Company would record the payment as an offset to revenue.

The Company had an unused, unsecured line of credit consisting of €2.7 million (approximately $3.6 million) in Austria as of September 30, 2013.

13. Minority Investments

Investment in Tres Amigas

On October 9, 2009, the Company made an investment in Tres Amigas LLC, a Delaware limited liability company (“Tres Amigas”), focused on providing the first common interconnection of America’s three power grids to help the country achieve its renewable energy goals and facilitate the smooth, reliable and efficient transfer of green power from region to region, for $1.8 million, consisting of $0.8 million in cash and $1.0 million in AMSC common stock. On January 6, 2011 and May 20, 2011, the Company increased its minority position in Tres Amigas by investing an additional $1.8 million in cash on each date. As of September 30, 2013, the Company holds a 26% ownership interest in Tres Amigas.

The Company’s investment in Tres Amigas is included in other assets on the consolidated balance sheet and the equity in undistributed losses of Tres Amigas is included in other expense, net, on the unaudited condensed consolidated statements of operations.

The net investment activity for the six months ended September 30, 2013 is as follows (in thousands):

Balance at April 1, 2013	$2,853
Minority interest in net losses	(499)
Balance at September 30, 2013	$2,354

Investment in Blade Dynamics Ltd.

On August 12, 2010, the Company acquired (through its Austrian subsidiary), a minority ownership position in Blade Dynamics Ltd. (“Blade Dynamics”), a designer and manufacturer of advanced wind turbine blades based on proprietary materials and structural technologies, for $8.0 million in cash. As of September 30, 2013, the Company holds a 19% ownership interest in Blade Dynamics.

The investment is carried at the acquisition cost, plus the Company’s equity in undistributed earnings or losses, through December 1, 2012 the date which the company no longer reports undistributed earnings or losses. The Company’s investment in Blade Dynamics is included in other assets on the unaudited condensed consolidated balance sheet and the equity in undistributed losses of Blade Dynamics is included in other expense, net, on the unaudited condensed consolidated statements of operations.

The net investment activity for the six months ended September 30, 2013 is as follows (in thousands):

Balance at April 1, 2013	$4,611
Net foreign exchange rate impact	254
Balance at September 30, 2013	$4,865

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

The operating results for the two business segments are as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
Revenues:
Wind	$14,691	$12,002	$29,392	$28,513
Grid	9,490	8,865	17,875	21,070
Total	$24,181	$20,867	$47,267	$49,583

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
Operating loss:
Wind	$(2,449)	$(6,449)	$(4,274)	$(5,148)
Grid	(5,750)	(6,572)	(10,618)	(11,915)
Unallocated corporate expenses	(2,829)	(1,949)	(4,985)	(4,035)
Total	$(11,028)	$(14,970)	$(19,877)	$(21,098)

The accounting policies of the business segments are the same as those for the consolidated Company. The Company’s business segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measures are segment revenues and segment operating loss. The disaggregated financial results of the segments reflect allocation of certain functional expense categories consistent with the basis and manner in which Company management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. In addition, certain corporate expenses which the Company does not believe are specifically attributable or allocable to either of the two business segments have been excluded from the segment operating income.

Unallocated corporate expenses primarily consist of stock-based compensation expense of $2.2 million and $4.3 million for the three and six months ended September 30, 2013, respectively. Unallocated corporate expenses primarily consist of stock-based compensation expense of $2.0 million and $4.0 million for the three and six months ended September 30, 2012, respectively.

Total assets for the two business segments are as follows (in thousands):

	September 30, 2013	March 31, 2013
Wind	$50,304	$67,111
Grid	63,244	72,800
Corporate assets	58,977	76,843
Total	$172,525	$216,754

The following table sets forth customers who represented 10% or more of the Company’s total revenues for the three and six months ended September 30, 2013 and 2012:

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
Beijing JINGCHENG New Energy Co., Ltd	28%	26%	31%	22%
INOX Wind Limited	27%	19%	21%	17%
Karara Mining Ltd	<10%	<10%	<10%	13%

15. Recent Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU 2013-01). The main objective in developing this update is to address implementation issues about the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. ASU 2013-01 is effective for our first quarter of fiscal 2013. The Company adopted ASU 2013-01 and it did not have a material impact on the Company’s consolidated results of operations, financial condition, or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). The amendments of this ASU require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the statement where net income (loss) is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for fiscal years and interim periods beginning after December 15, 2012. The Company adopted ASU 2013-02 and it did not have a material impact on the Company’s consolidated results of operations, financial condition, or cash flows.

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

In September 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The guidance states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carrforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is currently evaluating the impact of adopting ASU 2013-11, but currently does not believe there will be an impact on its consolidated results of operations, financial condition, or cash flow.

The Company does not believe that other recently issued accounting pronouncements will have a material impact on its financial statements.

16. Subsequent Events

On October 9, 2013, the Company entered into a Second Amendment with CVI.  (See Note 10 “Debt” and Note 11 “Warrant and Derivative Liabilities”.)

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that relate to future events or conditions, including without limitation, the statements in Part II, “Item 1A. Risk Factors” and in Part I under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects or our prospective results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain. There are a number of important factors that could materially impact the value of our common stock or cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include: We have experienced recurring operating losses and recurring negative cash flows from operations which raise substantial doubt about our ability to continue as a going concern. This substantial doubt has resulted in a qualified opinion from our auditors with an explanatory paragraph regarding our ability to continue as a going concern. We believe this opinion may have an adverse effect on our customer and supplier relationships; our success in addressing the wind energy market is dependent on the manufacturers that license our designs; we may not realize all of the sales expected from our backlog of orders and contracts; our business and operations would be adversely impacted in the event of a failure or security breach of our information technology infrastructure; our success is dependent upon attracting and retaining qualified personnel and our inability to do so could significantly damage our business and prospects; we rely upon third-party suppliers for the components and subassemblies of many of our Wind and Grid products, making us vulnerable to supply shortages and price fluctuations, which could harm our business; many of our revenue opportunities are dependent upon subcontractors and other business collaborators; if we fail to implement our business strategy successfully, our financial performance could be harmed; problems with product quality or product performance may cause us to incur warranty expenses and may damage our market reputation and prevent us from achieving increased sales and market share; new regulations related to conflict-free minerals may force us to incur significant additional expenses; our contracts with the U.S. government are subject to audit, modification or termination by the U.S. government and include certain other provisions in favor of the government; the continued funding of such contracts remains subject to annual congressional appropriation which, if not approved, could reduce our revenue and lower or eliminate our profit; we may acquire additional complementary businesses or technologies, which may require us to incur substantial costs for which we may never realize the anticipated benefits; many of our customers outside of the United States are, either directly or indirectly, related to governmental entities, and we could be adversely affected by violations of the United States Foreign Corrupt Practices Act and similar worldwide anti-bribery laws outside the United States; we have limited experience in marketing and selling our superconductor products and system-level solutions, and our failure to effectively market and sell our products and solutions could lower our revenue and cash flow; we have experienced recurring losses from operations and negative operating cash flow; these factors raise substantial doubt regarding our ability to continue as a going concern; we have a history of operating losses, and we may incur additional losses in the future; our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter; we may require additional funding in the future and may be unable to raise capital when needed; our debt obligations include certain covenants and other events of default; should we not comply with the covenants or incur an event of default, we may be required to repay our debt obligations in cash, which could have an adverse effect on our liquidity; if we fail to maintain proper and effective internal controls over financial reporting, our ability to produce accurate and timely financial statements could be impaired and may lead investors and other users to lose confidence in our financial data; we may be required to issue performance bonds or provide letters of credit, which restricts our ability to access any cash used as collateral for the bonds or letters of credit; changes in exchange rates could adversely affect our results from operations; growth of the wind energy market depends largely on the availability and size of government subsidies and economic incentives; we depend on sales to customers in China, and global conditions could negatively affect our operating results or limit our ability to expand our operations outside of China; changes in China’s political, social, regulatory and economic environment may affect our financial performance; our products face intense competition, which could limit our ability to acquire or retain customers; our international operations are subject to risks that we do not face in the United States, which could have an adverse effect on our operating results; adverse changes in domestic and global economic conditions could adversely affect our operating results; we may be unable to adequately prevent disclosure of trade secrets and other proprietary information; our patents may not provide meaningful protection for our technology, which could result in us losing some or all of our market position; the commercial uses of superconductor products are limited today, and a widespread commercial market for our products may not develop; there are a number of technological challenges that must be successfully addressed before our superconductor products can gain widespread commercial acceptance, and our inability to address such technological challenges could adversely affect our ability to acquire customers for our products; we have not manufactured our Amperium wire in commercial quantities, and a failure to manufacture our Amperium wire in commercial quantities at acceptable cost and quality levels would substantially limit our future revenue and profit potential; third parties have or may acquire patents that cover the materials, processes and technologies we use or may use in the future to manufacture our Amperium products, and our success depends on our ability to license such patents or other proprietary rights; our technology and products could infringe intellectual property rights of others, which may require costly litigation and, if we are not successful, could cause us to pay substantial damages and disrupt our business; we have filed a demand for arbitration and other lawsuits against our former largest customer, Sinovel, regarding amounts we contend are overdue. We cannot be certain as to the outcome of these proceedings; we have been named as a party to purported stockholder class actions and stockholder derivative complaints, and we may be named in additional litigation, all of which will require significant management time and attention, result in significant legal expenses and may result in an unfavorable outcome, which could have a material adverse effect on our business, operating results and financial condition; our 7% convertible note contains warrants and provisions that could limit our ability to repay the note in shares of common stock and should the note be repaid in stock, shareholders could experience significant dilution; our common stock has experienced, and may continue to experience, significant market price and volume fluctuations, which may prevent our stockholders from selling our common stock at a profit and could lead to costly litigation against us that could divert our management’s attention. These and the important factors discussed under the caption “Risk Factors” in Part 1. Item 1A of our Form 10-K for the fiscal year ended March 31, 2013, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Any such forward-looking statements represent management’s estimates as of the date of this Quarterly Report on Form 10-Q. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

American Superconductor®, Amperium®, AMSC®, D-VAR®, PowerModuleTM, PQ-IVR®, SeaTitanTM, Gridtec SolutionsTM, Windtec SolutionsTM and Smarter, Cleaner... Better EnergyTM are trademarks or registered trademarks of American Superconductor Corporation or its subsidiaries. We reserve all of our rights with respect to our trademarks or registered trademarks regardless of whether they are so designated in this Quarterly Report on Form 10-Q by an ® or TM symbol. All other brand names, product names, trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

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

On April 4, 2012, we completed a private placement of a $25.0 million senior convertible note (the “Initial Note”) with Capital Ventures International (“CVI”), an affiliate of Heights Capital Management. On December 20, 2012, we entered into an Amendment and Exchange Agreement (the “Amendment”) with CVI, pursuant to which we exchanged the Initial Note for a new unsecured, senior convertible note (the “Exchanged Note”), which had the same principal amount and accrued interest as the Initial Note at the time of the exchange. On October 9, 2013, we entered into a Second Amendment and Warrant Exchange Agreement (the “Second Amendment”) with CVI which (i) waived certain provisions of the Amended Purchase Agreement, (ii) amended certain provisions of the Exchanged Note, and (iii) exchanged the warrant for a new warrant (the “Exchanged Warrant”), with a reduced exercise price of $2.61 per share of common stock. Other than the reduced exercise price, the Exchanged Warrant has the same terms and conditions as the original warrant. On June 5, 2012, we entered into a $10.0 million Loan and Security Agreement (“Term Loan”) with Hercules Technology Growth Capital, Inc. See Liquidity and Capital Resources below for further discussion of these financing arrangements.

We have experienced recurring operating losses and as of September 30, 2013, had an accumulated deficit of $825.3 million. In addition, we have experienced recurring negative operating cash flows, which have resulted in a reduction of our cash balance. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. At September 30, 2013, we had cash and cash equivalents of $25.9 million. Cash used in operations for the six months ended September 30, 2013 was $14.8 million.

In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we need to increase sales through executing our strategy to broaden our customer base, enter new markets, and commercialize our superconductor product line. In addition, we may need to further reduce operating expenses in line with business conditions in order to decrease the amount of cash used in operations.  We must also seek new financing arrangements, including, but not limited to, new debt and/or equity financing, and continue to work with the holder of our convertible note in order to maintain the ability to make monthly amortization payments on the convertible note in shares of common stock. In addition, we are actively seeking to sell our minority investments in Tres Amigas and Blade Dynamics and have recently engaged a financial advisor to assist with that effort. There can be no assurance that we will be able to raise additional capital or sell one or both of these investments on commercially reasonable terms or at all.

In response to the Sinovel situation discussed below and challenging market conditions, particularly in the wind power market, from April 1, 2011 through the date of this filing, the Company has substantially reduced its global workforce. In addition, we plan to consolidate certain of our office locations. These workforce reductions and planned office consolidations are expected to lower operating costs and enhance liquidity.

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

As of the date of this filing, we have not received payment from Sinovel for any outstanding receivables nor have we been notified as to when, if ever, Sinovel will accept contracted shipments that were scheduled for delivery after March 31, 2011. Additionally, based, in part, upon evidence obtained through an internal investigation and a criminal investigation conducted by Austrian authorities regarding the actions of a former employee of our Austrian subsidiary, we believe that Sinovel illegally obtained and used our intellectual property in violation of civil and criminal intellectual property laws. In July 2011, a former employee of our Austrian subsidiary was arrested in Austria on charges of economic espionage and fraudulent manipulation of data. In September 2011, the former employee pled guilty to the charges, and was imprisoned. The evidence presented during the court hearing showed that this former employee was contracted by Sinovel through an intermediary while employed by us and improperly obtained and transferred to Sinovel portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines. On June 27, 2013, the U.S. Department of Justice, following an investigation by the Federal Bureau of Investigation, charged Sinovel and two of its employees with the theft of our proprietary software code and the use of that intellectual property in four 1.5 MW Sinovel turbines that have been installed in the Massachusetts towns of Charlestown, Fairhaven, and Scituate. These parties that have installed Sinovel turbines and their contractors are not implicated in any way. Except for portions of this 1.5MW wind turbine software, we do not believe that the source code for any other turbines, such as the 3MW, 5MW and 6MW wind turbines that were designed by and co-developed with us have been transferred to Sinovel. Moreover, we believe the evidence shows this former employee illegally used source code to develop, for Sinovel, a software modification to circumvent the encryption and remove technical protection measures on the PM3000 power converters in 1.5MW wind turbines in the field. We believe that only the binary code, or upper layer, of the PM3000 software developed to circumvent the encryption and remove technical protection measures was transferred to Sinovel. We do not believe that any PM3000 source code was transferred to Sinovel. These actions potentially enable Sinovel to deploy, independent of us, wind turbine control software, including a low voltage ride through solution, on all of its 1.5MW wind turbines in the field. In addition, by having the wind turbine control source code, Sinovel could potentially modify the source code to allow the use of core electrical components, including power converters, from other manufacturers.

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

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. There were no significant changes in the critical accounting policies during the six months ended September 30, 2013 that were disclosed in our Form 10-K for fiscal 2012, which ended on March 31, 2013.

Results of Operations

Three and six months ended September 30, 2013 compared to the three and six months ended September 30, 2012

Revenues

Total revenues increased by 16% and decreased by 5% to $24.2 million and $47.3 million, respectively, for the three and six months ended September 30, 2013, respectively, compared to $20.9 million and $49.6 million for the three and six months ended September 30, 2012, respectively. Our revenues are summarized as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
Revenues:
Wind	$14,691	$12,002	$29,392	$28,513
Grid	9.490	8,865	17,875	21,070
Total	$24,181	$20,867	$47,267	$49,583

Our Wind business unit accounted for 61% and 62% of total revenues for the three and six months ended September 30, 2013, respectively, compared to 58% for both the three and six months ended September 30, 2012. Revenues in the Wind business unit increased 22% and 3% to $14.7 million and $29.4 million in the three and six months ended September 30, 2013, respectively, from $12.0 million and $28.5 million in the three and six months ended September 30, 2012, respectively. Wind business unit revenues during the three and six months ended September 30, 2013 increased primarily due to higher revenues from customers in both India and China for our electrical control systems, partially offset by lower revenues in Korea.

Our Grid business unit accounted for 39% and 38% of total revenues for the three and six months ended September 30, 2013, respectively, compared to 42% for both the three and six months ended September 30, 2012. Our Grid business unit revenues increased 7% and decreased 15% to $9.5 million and $17.9 million in the three and six months ended September 30, 2013, respectively, from $8.9 million and $21.1 million in the three and six months ended September 30, 2012, respectively. Grid business unit revenues increased in the three months ended September 30, 2013 primarily due to a large Amperium® wire shipment to a customer in Korea, while decreasing for the six months ended September 30, 2013 due primarily to lower D-VAR system revenues as a result of a large project in Australia in the prior year period.

Project HYDRA is a project with Consolidated Edison, Inc. which is being partially funded by the Department of Homeland Security (“DHS”). DHS is expected to invest up to a total of $29.0 million in the development of a new HTS power grid technology called Resilient Electric Grid systems. This fault current limiting cable system is designed to utilize customized Amperium® HTS wires, and ancillary controls to deliver more power through the grid while also being able to suppress power surges that can disrupt service. On July 8, 2013, DHS committed the additional $8.6 million in funding on Project HYDRA. DHS has now committed 100% of the total expected funding for this project. Consolidated Edison and Southwire Company are our subcontractors on this project. We recorded $1.0 million and $1.1 million of revenue on this project for the three and six months ended September 30, 2013, respectively, and $0.8 million and $1.1 million for the three and six months ended September 30, 2012, respectively.

The following table sets forth customers who represented 10% or more of our total revenues for the three and six months ended September 30, 2013 and 2012:

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
Beijing JINGCHENG New Energy Co., Ltd	28%	26%	31%	22%
INOX Wind Limited	27%	19%	21%	17%
Karara Mining Ltd	<10%	<10%	<10%	13%

Cost of Revenues and Gross Margin

Cost of revenues was $22.6 million and $40.6 million for the three and six months ended September 30, 2013, respectively, compared to $20.4 million and $37.3 million for the three and six months ended September 30, 2012, respectively. Gross margin was 6.5% and 14.1% for the three and six months ended September 30, 2013, respectively, compared to 2.3% and 24.8% for the three and six months ended September 30, 2012, respectively. The increase in gross margin for the three months ended September 30, 2013 as compared to the same period in fiscal 2012 was primarily due to increased consumption of previously written off inventory in the current year period, partially offset by settlements of certain adverse purchase order liabilities resulting in a benefit to cost of revenues of $1.0 million in the prior year period which did not recur. The decrease in gross margin for the six months ended September 30, 2013 was primarily due to non-recurring settlements of certain adverse purchase order liabilities resulting in a benefit to cost of revenues of $8.3 million in the prior year period. In addition there were lower payments received in the current year period from certain Chinese customers for past shipments for which revenue is recognized upon cash collection as compared to the six month period ended September 30, 2012. Costs associated with this revenue were recorded in prior periods when the inventory was shipped and therefore such revenue contributes 100% gross margin.

Operating Expenses

Research and development

A portion of our R&D expenditures related to externally funded development contracts has been classified as cost of revenues (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost-sharing funding. Our R&D expenditures are summarized as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
R&D expenses per unaudited condensed consolidated statements of operations	$3,083	$3,621	$6,110	$7,532
R&D expenditures reclassified as cost of revenues	3,009	4,280	4,935	7,140
R&D expenditures offset by cost-sharing funding	117	100	199	193
Aggregated R&D expenses	$6,209	$8,001	$11,244	$14,865

R&D expenses (exclusive of amounts classified as cost of revenues and amounts offset by cost-sharing funding) decreased by 15% and 19% to $3.1 million and $6.1 million for the three and six months ended September 30, 2013, respectively, from $3.6 million and $7.5 million for the three and six months ended September 30, 2012, respectively. The decreases in R&D expenses were driven primarily by the realization of savings from cost reduction actions that were implemented in fiscal 2012. The decreases in R&D expenditures reclassified to costs of revenue were a result of decreased activity under license and development contracts for wind turbine designs compared to the prior year periods. Aggregated R&D expenses, which include amounts classified as cost of revenues and amounts offset by cost-sharing funding, decreased 22% and 24% to $6.2 million and $11.2 million for the three and six months ended September 30, 2013, respectively, from $8.0 million and $14.9 million for the three and six months ended September 30, 2012, respectively.

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

Selling, general, and administrative

SG&A expenses decreased by 26% and 24% to $8.7 million and $19.5 million in the three and six months ended September 30, 2013, respectively, from $11.7 million and $25.5 million in the three and six months ended September 30, 2012, respectively. The decreases in SG&A expenses were due primarily to the realization of savings from cost reductions actions that were implemented in fiscal 2012 as well as a reduction in legal costs.

Amortization of acquisition related intangibles

We recorded amortization expense related to our core technology and know-how, trade names and trademark intangible assets of $0.1 million and $0.2 million in the three and six month periods ended September 30, 2013, respectively, compared to $0.1 million and $0.2 million in the three and six month periods ended September 30, 2012, respectively.

Restructuring

We recorded $0.8 million of restructuring charges in both the three and six months ended September 30, 2013. We recorded restructuring and impairment charges of $0.1 million in the six months ended September 30, 2012. These amounts in the three and six months ended September 30, 2013 consist primarily of employee severance and benefit costs related to our reduction in force undertaken in July 2013.

Operating loss

Our operating loss is summarized as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
Operating loss:
Wind	$(2,449)	$(6,449)	$(4,274)	$(5,148)
Grid	(5,750)	(6,572)	(10,618)	(11,915)
Unallocated corporate expenses	(2,829)	(1,949)	(4,985)	(4,035)
Total	$(11,028)	$(14,970)	$(19,877)	$(21,098)

Our Wind segment generated operating losses of $2.5 million and $4.3 million in the three and six months ended September 30, 2013, respectively, compared to operating losses of $6.4 million and $5.1 million in the three and six months ended September 30, 2012, respectively. The decreases in Wind business unit operating losses were primarily due to higher gross profit in the three and six months ended September 30, 2013, due to the impact of cost reductions and a favorable sales mix as well as lower operating expenses as a result of cost reduction efforts during fiscal 2012 and 2013, partially offset by the settlement of certain adverse purchase order liabilities in the prior year.

The operating losses of our Grid segment decreased to $5.8 million and $10.6 million in the three and six months ended September 30, 2013, respectively, compared to $6.6 million and $11.9 million in the three and six months ended September 30, 2012, respectively. The decreases in the Grid business unit operating losses were primarily due to lower operating expenses in the three and six months ended September 30, 2013, as a result of the reductions in force and reduced discretionary spending, and for the six months ended September 30, 2013, partially offset by lower D-VAR revenue.

Unallocated corporate expenses primarily include stock-based compensation expense of $2.2 million and $4.3 million for the three and six months ended September 30, 2013, respectively, and $2.0 million and $4.0 million for the three and six months ended September 30, 2012, respectively. In addition, $0.7 million was included in unallocated corporate expenses for restructuring charges in the current year periods primarily as a result of a reduction in force taken during the second quarter ended September 30, 2013.

Change in fair value of derivatives and warrants

The change in fair value of derivatives and warrants resulted in gains of $0.9 million and $1.4 million in the three and six months ended September 30, 2013, respectively, compared to gains of $3.3 million and $0.9 million for the three and six months ended September 30, 2012, respectively. The changes were primarily driven by a lower stock price during the three and six months ended September 30, 2013, compared to a higher stock price during the same periods in fiscal 2012, which is a key valuation variable, as well as a reduction in the principal outstanding on the convertible note due to payments to the note holder in shares of common stock.

Interest expense, net

Interest expense, net, was $3.5 million and $5.6 million in the three and six months ended September 30, 2013, respectively, compared to $2.9 million and $5.6 million in the three and six months ended September 30, 2012, respectively. The increases in interest expense were due primarily to additional non-cash interest expense of $1.8 million and $0.2 million in the three months ended September 30, 2013 and 2012, resulting from the discount available to CVI on stock used to settle principal and interest on the convertible note. The higher non-cash interest expense was partially offset by lower cash interest expense and debt discount amortization due to lower debt balances in the current fiscal year.

Other expense, net

Other expense, net, was $0.6 million in both the three and six months ended September 30, 2013, compared to $1.3 million and $1.1 million in the three and six months ended September 30, 2012, respectively. The decreases in other expense, net, were driven primarily by lower minority interest recorded from our investment in Blade Dynamics, as we no longer meet the criteria to account for our investment under the equity method.

Income Taxes

In the three and six months ended September 30, 2013, we recorded an income tax expense of $0.3 million and $0.4 million, respectively, compared to income tax expense of $0.1 million and a benefit of $0.8 million in the three and six months ended September 30, 2012, respectively. The increases in income tax expense were primarily due to increased income taxes in foreign jurisdictions as well as withholding taxes for repatriation of funds from certain foreign jurisdictions. The income benefit for the six months ended September 30, 2012 was due to a refund of Chinese income taxes.

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

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
Net loss	$(14,623)	$(15,949)	$(25,135)	$(26,224)
Adverse purchase commitment recoveries, net	—	(1,009)	—	(8,309)
Stock-based compensation	2,152	2,044	4,287	4,039
Amortization of acquisition-related intangibles	82	80	164	161
Restructuring and impairment charges	751	16	764	143
Sinovel litigation	(5)	304	(7)	424
Consumption of zero cost-basis inventory	(1,319)	(401)	(2,493)	(788)
Change in fair value of derivatives and warrants	(886)	(3,285)	(1,355)	(897)
Non-cash interest expense	3,093	2,161	4,765	4,443
Non-GAAP net loss	$(10,755)	$(16,039)	$(19,010)	$(27,008)
Non-GAAP loss per share	$(0.18)	$(0.31)	$(0.32)	$(0.52)
Weighted average shares outstanding	61,116	51,907	59,712	51,551

We incurred a non-GAAP net loss of $10.8 million and $19.0 million or $0.18 and $0.32 per share, for the three and six months ended September 30, 2013, respectively, compared to a non-GAAP net loss of $16.0 million and $27.0 million, or $0.31 and $0.52 per share, for the three and six months ended September 30, 2012, respectively. The decreases in the non-GAAP net loss were driven primarily by lower net losses as a result of cost saving reductions undertaken in fiscal 2012 and 2013, partially offset by a decrease in adverse purchase commitment recovery from the prior year and higher gains resulting from the change in fair value of derivative and warrants.

Liquidity and Capital Resources

At September 30, 2013, we had cash, cash equivalents, and restricted cash of $32.8 million, compared to $50.2 million at March 31, 2013, a decrease of $17.4 million. Our cash and cash equivalents, and restricted cash are summarized as follows (in thousands):

	September 30, 2013	March 31, 2013
Cash and cash equivalents	$25,867	$39,243
Restricted cash	6,922	10,956
Total cash, cash equivalents, marketable securities and restricted cash	$32,789	$50,199

With respect to the unaudited condensed consolidated statement of cash flows, for the six months ended September 30, 2013, net cash used in operating activities was $14.8 million compared to $25.0 million for the six months ended September 30, 2012. The decrease in net cash used in operations is due primarily to a lower net loss, net of non-cash adjustments, as well as less cash used for changes in operating asset and liability accounts.

For the six months ended September 30, 2013, net cash provided by investing activities was $3.4 million, compared to net cash used in investing activities of $4.9 million for the six months ended September 30, 2012. The increase in net cash provided by investing activities for the six months ended September 30, 2013 was driven primarily by the net reduction in restricted cash.

For the six months ended September 30, 2013, net cash used in financing activities was $2.3 million compared to $33.0 million cash provided by financing activities in the six months ended September 30, 2012. The decrease in net cash provided by financing activities is primarily due to the repayment of debt of $2.3 million during the period ended September 30, 2013 and the net proceeds from our financings during the period ended September 30, 2012 of $32.9 million.

At September 30, 2013, we had $2.0 million of restricted cash included in current assets, and $4.9 million of restricted cash included in long-term assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts. These deposits are held in interest bearing accounts.

We have experienced recurring operating losses and as of September 30, 2013, had an accumulated deficit of $825.3 million. In addition, we have experienced recurring negative operating cash flows, which have resulted in a decrease in our cash balance. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this outcome of this uncertainty. At September 30, 2013 we had cash and cash equivalents of $25.9 million. Cash used in operations for the six months ended September 30, 2013, was $14.8 million.

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

On December 20, 2012, we entered into an Amendment and Exchange Agreement, (the “First Amendment”) with CVI, which amended the Purchase Agreement. Pursuant to the First Amendment, the Company and CVI exchanged the Initial Note for a new unsecured, senior convertible note, (the “Exchanged Note”). At the time of the exchange, the Exchanged Note had the same principal amount and accrued interest as the Initial Note. The Exchanged Note is convertible into our common stock and has the same scheduled monthly installment payments as the Initial Note. The Exchanged Note provides us with additional flexibility to make monthly installment payments in shares of our common stock. We retain the ability to repay the Exchanged Note in cash. Specifically, the amendments to the Exchanged Note:

—

Allowed us to convert, subject to the satisfaction of certain conditions set forth in the Exchanged Note, (a) at least $2.5 million of the approximately $5.3 million installment amount payable with respect to the January 2013 installment date (including approximately $4.2 million of deferred installment amounts from the period September 4, 2012 to December 3, 2012) into shares of the Company’s common stock (on December 21, 2012 we converted $3.8 million in deferred installment amount principal and interest and issued 1,715,443 shares of common stock), and (b) the balance of the January 2013 installment amount in equal amounts on each of the February and March 2013 installment dates;

—	Reduced the price failure equity condition with respect to a particular date of determination from $2.50 to $1.00;

—

Reduced the aggregate daily dollar trading volume equity condition required for at least 25 of the 30 consecutive trading days immediately preceding a date of determination from $1,500,000 to $850,000 per trading day. In addition, if the aggregate daily dollar trading volume is between $50,000 and $850,000, the Company may still convert into common stock a portion of an installment amount payable with respect to an installment date equal to the quotient of (x) the aggregate daily dollar trading volume, divided by (y) $850,000;

—	Increased CVI’s beneficial ownership limitation under the Exchanged Note from 4.99% to 9.99%; and

—	Reduced the conversion price, from $4.85 per share of our common stock to $3.19 per share of our common stock, subject to certain price-based and other anti-dilution adjustments.

On October 9, 2013, we entered into a Second Amendment and Warrant Exchange Agreement (the “Second Amendment”) with CVI. The Second Amendment further amended the Securities Purchase Agreement, as amended by the First Amendment and Exchange Agreement dated December 20, 2012 (collectively, the “Amended Purchase Agreement”), that we previously entered into with the Purchaser.

Pursuant to the Second Amendment, we and/or CVI (i) waived certain provisions of the Amended Purchase Agreement, and (ii) amended certain provisions of the Exchanged Note, specifically,

•

CVI waived its rights under the Amended Purchase Agreement to participate in (i) specific types of offerings that may be conducted by the Company with respect to our currently effective Registration Statement on Form S-3 (Registration No. 333-191153), and (ii) the issuance of shares of common stock in connection with any settlement of currently outstanding litigation involving us;

•	we and CVI amended the Exchanged Note:

•

to increase the period during which CVI is allowed to accelerate payment in shares of common stock at the then current installment date conversion price from such installment date until the trading day before the next installment notice due date to the entire period from such installment date until the trading day before the next installment date; and

•	to increase the aggregate outstanding principal amount under the definition of “permitted senior indebtedness” from $10 million to $15 million.

On June 5, 2012, we entered into a Term Loan with Hercules Technology Growth Capital, Inc. (“Hercules”), under which we borrowed $10.0 million. After the closing fees and expenses, the net proceeds were $9.7 million. The Term Loan bears an interest rate equal to 11% plus the percentage, if any, in which the prime rate as reported by The Wall Street Journal exceeds 3.75%. We made interest only payments from July 1, 2012 through October 31, 2012, after which we began paying the Term Loan in equal monthly installments ending on December 1, 2014. The Term Loan is secured by substantially all of our existing and future assets, including a mortgage on real property owned by our wholly owned subsidiary, ASC Devens LLC, and located at 64 Jackson Road, Devens, Massachusetts. The Term Loan contains certain covenants that restrict our ability to, among other things, incur or assume certain debt, merge or consolidate, materially change the nature of our business, make certain investments, acquire or dispose of certain assets, make guaranties or grant liens on its assets, make certain loans, advances or investments, declare dividends or make distributions or enter into transactions with affiliates. In addition, the Term Loan contains a covenant which requires us to maintain a minimum unrestricted cash balance in the United States of at least $10.0 million at the inception of the Term Loan, which decreased starting November 1, 2012 and monthly thereafter by the amount of principal paid. The events of default under the Term Loan include, but are not limited to, failure to pay amounts due, breaches of covenants, bankruptcy events, cross defaults under other material indebtedness and the occurrence of a material adverse effect and/or change in control. In the case of a continuing event of default, the lender may, among other remedies, declare due all unpaid principal amounts outstanding and any accrued but unpaid interest and foreclose on all collateral granted to the lender as security under the Term Loan.

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

In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we need to increase sales through executing our strategy to broaden our customer base, enter new markets, and commercialize our superconductor product line. In addition, we may need to further reduce operating expenses in line with business conditions in order to decrease the amount of cash used in operations. We must also seek new financing arrangements, including, but not limited to, new debt and/or equity financing, and continue to work with the holder of our convertible note in order to maintain the ability to make monthly amortization payments on the convertible note in shares of common stock. In addition, we are actively seeking to sell our minority investments in Tres Amigas and Blade Dynamics and have recently engaged a financial advisor to assist with that effort. There can be no assurance that we will be able to raise additional capital or sell one or both of these investments on commercially reasonable terms or at all.

We must successfully execute on our plans to improve operating performance discussed above and raise additional capital through financings or aother means to ensure that we have sufficient cash to fund our operations, capital expenditures and scheduled cash payments under our debt obligations through September 30, 2014. Our ability to pay required monthly installment payments under the Exchanged Note in equity instead of cash is based on certain stock price and trading volume conditions that are outside of our control. If one or both of these equity conditions are not met (absent a waiver from the lender), we may be required to make required monthly installment payments in cash. As of the date of this Quarterly Report on Form 10-Q, we have only made payments to the lender in shares of common stock and as a result the principal balance has been reduced by $14.6 million to $10.4 million through September 30, 2013. If we fail one or both of the equity conditions, we can still make required payments in stock if the lender agrees to waive our compliance with the relevant equity conditions, which it has done in the past. There is no assurance that the lender will provide any waivers in the future. Our liquidity is highly dependent on our ability to profitably grow revenues through both the acquisition of new customers and growth from our existing customers, manage our operating expenses, maintain compliance with the covenants and restrictions on our debt obligations (or obtain waivers from our lenders in the event of non-compliance), and raise additional capital through new financing arrangements or the sale of our minority investments in Tres Amigas and Blade Dynamics. There can be no assurance that we will be able to raise additional capital or sell one or both of these investments on commercially reasonable terms or at all.

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

Recent Accounting Pronouncements

In January 2013, the FASB issued Accounting Standards Update No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU 2013-01). The main objective in developing this update is to address implementation issues about the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. ASU 2013-01 is effective for our first quarter of fiscal 2013. We adopted ASU 2013-01 and it did not have a material impact on our consolidated results of operations, financial condition, or cash flow.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). The amendments of this ASU require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the statement where net income (loss) is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for fiscal years and interim periods beginning after December 15, 2012. We adopted ASU 2013-02 and it did not have a material impact on our consolidated results of operations, financial condition, or cash flows.

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

In September 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The guidance states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carrforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently evaluating the impact of adopting ASU 2013-11, but currently do not believe there will be an impact on our consolidated results of operations, financial condition, or cash flow

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

Foreign currency transaction impacts included in net loss were a loss of $0.4 million and a gain of $0.1 million for the three and six months ended September 30, 2013, respectively, and a loss of $0.6 million and gain of $0.3 million for the three and six months ended September 30, 2012, respectively.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Between April 6, 2011 and May 12, 2011, seven putative securities class action complaints were filed against us and two of our officers in the United States District Court for the District of Massachusetts; one complaint additionally asserted claims against the underwriters who participated in our November 12, 2010 securities offering. On June 7, 2011, the United States District Court for the District of Massachusetts consolidated these actions under the caption Lenartz v. American Superconductor Corporation, et al., Docket No. 1:11-cv-10582-WGY. On August 31, 2011, Lead Plaintiff, the Plumbers and Pipefitters National Pension Fund, filed a consolidated amended complaint against us, our officers and directors, and the underwriters who participated in our November 12, 2010 securities offering, asserting claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as well as under sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”). The complaint alleges that during the relevant class period, we and our officers omitted to state material facts and made materially false and misleading statements relating to, among other things, our projected and recognized revenues and earnings, as well as our relationship with Sinovel Wind Group Co., Ltd. (“Sinovel”) that artificially inflated the value of our stock price. The complaint further alleges that our November 12, 2010 securities offering contained untrue statements of material facts and omitted to state material facts required to be stated therein. The plaintiffs seek unspecified damages, rescindment of our November 12, 2010 securities offering, and an award of costs and expenses, including attorney’s fees. All defendants moved to dismiss the consolidated amended complaint. On December 16, 2011, the district court issued a summary order declining to dismiss the Securities Act claims against us and our officers, and taking under advisement the motion to dismiss the Exchange Act claims against us and our officers and the motion to dismiss the Securities Act claims made against the underwriters. On July 26, 2012, the district court dismissed the Exchange Act claims against us and our officers and denied the motion to dismiss the Securities Act claims made against the underwriters. On May 17, 2013, the parties informed the district court that they had reached a settlement in principle, and requested a 30-day stay of the proceedings while the specific terms of the settlement continue to be negotiated. Based on our assessment of probable losses on this claim, we have recorded a loss contingency of $1.8 million as of September 30, 2013.

Between May 4, 2011 and June 17, 2011, four putative shareholder derivative complaints were filed against us (as a nominal defendant) and certain of our directors in the United States District Court for the District of Massachusetts. On July 5, 2011, the District Court consolidated three of these actions, and that matter is now captioned In re American Superconductor Corporation Derivative Litigation, Docket No. 1:11-cv-10784-WGY. On June 1, 2011, the plaintiff in the fourth action, Marlborough Family Revocable Trust v. Yurek, et al., moved to voluntarily dismiss its complaint and refiled its complaint in Superior Court for the Commonwealth of Massachusetts, Middlesex County. On September 7, 2011, the Marlborough action and another putative shareholder derivative complaint filed in Superior Court for the Commonwealth of Massachusetts were consolidated. That consolidated matter is captioned In re American Superconductor Corporation Shareholder Derivative Litigation, Docket No. 11-1961. On January 12, 2012, an additional shareholder derivative complaint was filed in the Court of Chancery for the State of Delaware. That matter is captioned Krasnoff v. Budhraja, et al., Docket No. 7171. The allegations of the derivative complaints mirror the allegations made in the putative class action complaints described above. The plaintiffs purport to assert claims against the director defendants for breach of fiduciary duty, abuse of control, gross mismanagement, unjust enrichment and corporate waste. On October 23, 2013, the parties informed the Massachusetts state court that the derivative plaintiffs, including those in the federal district court and the Delaware Court of Chancery, had reached a settlement in principle, and requested a 90-day stay of the proceedings while the specific terms of the settlement continue to be negotiated. The plaintiffs seek unspecified damages on behalf of us, as well as an award of costs and expenses, including attorney’s fees. Based on our assessment that the probable losses on this claim are insignificant, no loss contingency was recorded as of September 30, 2013.

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

Ghodawat Energy Pvt Ltd (“Ghodawat”), a company registered in India carrying on the business of wind power development, lodged a Request for Arbitration with the Secretariat of the ICC International Court of Arbitration on May 12, 2011 and named AMSC Windtec GmbH (“AMSC Austria”) as the Respondent. Under the Request for Arbitration, Ghodawat alleges that AMSC Austria breached an agreement dated March 19, 2008 pursuant to which AMSC Austria granted a license to Ghodawat to manufacture, use, sell, market, erect, commission and maintain certain wind turbines using its technical information and wind turbine design (the “License Agreement”). Under the Request for Arbitration, Ghodawat’s claims in this arbitration amount to approximately €18 million ($24 million). AMSC Austria filed an Answer to Request for Arbitration and Counterclaim (“Answer and Counterclaim”), in which AMSC Austria denied Ghodawat’s claims in their entirety. AMSC Austria has also submitted counterclaims under the License Agreement against Ghodawat in the amount of approximately €6 million ($9.0 million). Ghodawat has filed a Reply to Answer to Request for Arbitration and Counterclaim in which it denies AMSC Austria’s counterclaims. On June 3, 2013, the final oral submissions’ hearing was conducted and we believe it will take several months for the Tribunal to render a decision. We have recorded a loss contingency based on our assessment of probable losses on this claim; however, this amount of loss contingency that has been recorded is immaterial to our consolidated financial statements.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider factors discussed in Part I, “Item IA. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, which could materially affect our business, financial condition or future results.  To the best of our knowledge, as of the date of this report there have been no material change in the risk factors described in our Annual Report on Form 10-K.

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

AMERICAN SUPERCONDUCTOR CORPORATION
Date:	November 12, 2013	By:	/s/ David A. Henry
David A. Henry
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
4.1+	Series A-2 Warrant, dated as of October 9, 2013, between the Registrant and Capital Ventures International.

10.1+	Executive Incentive Plan for fiscal year ending March 31, 2014.

10.2

Amended and Restated Executive Severance Agreement dated as of September 20, 2013 by and between the Registrant and James F. Maguire (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 25, 2013).

10.3

Second Amendment and Warrant Exchange Agreement, dated as of October 9, 2013, by and between the Registrant and Capital Ventures International (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 9, 2013).

31.1+	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++

Chief Executive Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2++

Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.DEF	XBRL Definition Linkbase Document **

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

+ filed herewith

++ furnished herewith

**	submitted electronically herewith

Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended September 30, 2013 and 2012, (ii) Condensed Consolidated Balance Sheets as of September 30, 2013 and March 31, 2013, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended September 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2013 and 2012, and (v) Notes to Condensed Consolidated Financial Statements.