Form 10-Q
period 2013-12-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2014-02-06
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Shares outstanding of the Registrant’s common stock:

Common Stock, par value $0.01 per share	68,139,646
Class	Outstanding as of February 3, 2014

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	March 31,
	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$35,394	$39,243
Accounts receivable, net	8,525	18,864
Inventory	25,167	33,473
Prepaid expenses and other current assets	19,538	22,469
Restricted cash	1,405	6,136
Total current assets	90,029	120,185
Property, plant and equipment, net	67,163	74,626
Intangibles, net	2,147	2,749
Restricted cash	4,901	4,820
Deferred tax assets	5,421	5,354
Other assets	8,710	9,020
Total assets	$178,371	$216,754
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$23,503	$30,138
Note payable, current portion, net of discount of $677 as of December 31, 2013 and $458 as of March 31, 2013	6,272	4,158
Convertible note, current portion, net of discount of $1,287 as of December 31, 2013 and $4,289 as of March 31, 2013	9,125	4,610
Derivative liability	2,587	4,162
Adverse purchase commitments	429	1,440
Deferred revenue	10,023	29,805
Deferred tax liabilities	5,440	5,444
Total current liabilities	57,379	79,757
Note payable, net of discount of $384 as of December 31, 2013 and $95 as of March 31, 2013	7,283	3,367
Convertible note, net of discount of $600 as of March 31, 2013	-	5,881
Deferred revenue	1,318	1,340
Other liabilities	1,179	1,291
Total liabilities	67,159	91,636
Commitments and contingencies (Note 13)

Stockholders' equity:
Common stock	673	603
Additional paid-in capital	942,466	923,847
Treasury stock	(370)	(313)
Accumulated other comprehensive income	2,127	1,112
Accumulated deficit	(833,684)	(800,131)
Total stockholders' equity	111,212	125,118
Total liabilities and stockholders' equity	$178,371	$216,754

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012
Revenues	$20,563	$17,417	$67,830	$67,000
Cost and operating expenses:
Cost of revenues	15,863	16,533	56,461	53,843
Research and development	2,951	3,948	9,061	11,480
Selling, general and administrative	8,232	10,769	27,741	36,304
Restructuring and impairments	108	6,702	872	6,845
Amortization of acquisition related intangibles	84	81	247	242
Total cost and operating expenses	27,238	38,033	94,382	108,714
Operating loss	(6,675)	(20,616)	(26,552)	(41,714)
Change in fair value of derivatives and warrants	535	5,217	1,890	6,114
Interest expense, net	(1,634)	(4,553)	(7,250)	(10,191)
Other expense, net	(341)	(109)	(908)	(1,252)
Loss before income tax (benefit) expense	(8,115)	(20,061)	(32,820)	(47,043)
Income tax (benefit) expense	302	74	733	(683)
Net loss	$(8,417)	$(20,135)	$(33,553)	$(46,360)
Net loss per common share
Basic	$(0.14)	$(0.38)	$(0.55)	$(0.89)
Diluted	$(0.14)	$(0.38)	$(0.55)	$(0.89)
Weighted average number of common shares outstanding
Basic	62,309	52,792	60,578	51,966
Diluted	62,309	52,792	60,578	51,966

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012
Net loss	$(8,417)	$(20,135)	$(33,553)	$(46,360)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (losses) gains	358	521	1,015	(206)
Unrealized losses on investments	-	(8)	-	(9)
Total other comprehensive (loss) income, net of tax	358	513	1,015	(215)
Comprehensive loss	$(8,059)	$(19,622)	$(32,538)	$(46,575)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(33,553)	$(46,360)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	8,052	10,143
Stock-based compensation expense	7,328	5,968
Restructuring charges, net of payments	167	261
Impairment of long-lived and intangible assets	-	4,507
Provision for excess and obsolete inventory	287	957
Adverse purchase commitment losses (recoveries), net	-	(8,428)
Loss on minority interest investments	789	1,914
Change in fair value of derivatives and warrants	(1,890)	(6,114)
Non-cash interest expense	5,902	8,404
Other non-cash items	1,181	1,790
Changes in operating asset and liability accounts:
Accounts receivable	10,414	6,085
Inventory	8,682	(8,173)
Prepaid expenses and other current assets	3,462	4,699
Accounts payable and accrued expenses	(8,612)	(20,330)
Deferred revenue	(20,575)	3,986
Net cash used in operating activities	(18,366)	(40,691)
Cash flows from investing activities:
Purchase of property, plant and equipment	(223)	(1,259)
Proceeds from the sale of property, plant and equipment	60	-
Proceeds from the maturity of marketable securities	-	5,297
Change in restricted cash	4,670	653
Change in other assets	(109)	-
Net cash provided by investing activities	4,398	4,691
Cash flows from financing activities:
Employee taxes paid related to net settlement of equity awards	(57)	(42)
Proceeds from the issuance of debt, net of expenses	9,838	32,895
Repayment of debt	(3,462)	(769)
Proceeds from public equity offering, net	3,332	-
Proceeds from exercise of employee stock options and ESPP	99	178
Net cash provided by financing activities	9,750	32,262
Effect of exchange rate changes on cash and cash equivalents	369	(84)
Net decrease in cash and cash equivalents	(3,849)	(3,822)
Cash and cash equivalents at beginning of year	39,243	46,279
Cash and cash equivalents at end of year	$35,394	$42,457
Supplemental schedule of cash flow information:
Cash paid for income taxes, net of refunds	$-	$(704)
Issuance of common stock to settle liabilities	7,931	10,406
Cash paid for interest	599	543

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

These unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with United States generally accepted accounting principles (“GAAP”) and the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. The going concern basis of presentation assumes that the Company will continue operations and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those instructions. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended December 31, 2013 and 2012 and the financial position at December 31, 2013.

Liquidity

The Company has experienced recurring operating losses and as of December 31, 2013, the Company had an accumulated deficit of $833.7 million. In addition, the Company has experienced recurring negative operating cash flows, which has resulted in a decrease in its cash balance. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. At December 31, 2013, the Company had cash and cash equivalents of $35.4 million. Cash used in operations for the nine months ended December 31, 2013 was $18.4 million.

The Company expects that its cost reduction efforts undertaken to date will result in a reduction of cash used for operations during the fiscal year ending March 31, 2014, compared to the prior year. In July 2013, the Company reduced its workforce by approximately 7% and recorded restructuring charges for severance and other costs of approximately $0.1 million and $0.9 million during the three and nine months ended December 31, 2013, respectively. The Company plans to closely monitor its expenses and, if required, expects to further reduce operating costs and capital spending to enhance liquidity.

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

On June 5, 2012, the Company entered into a Loan and Security Agreement (the “Term Loan”), under which the Company borrowed $10.0 million. The Term Loan contains certain covenants and restrictions including, among others, a requirement to maintain a minimum unrestricted cash balance in the U.S. equal to the remaining principal balance.  On November 15, 2013, the Company entered into an amendment of the Term Loan (the “New Term Loan”), under which the Company borrowed an additional $10.0 million.  The New Term Loan contains covenants and restrictions similar to the existing Term Loan.  (See Note 10, “Debt”, for further information regarding these debt arrangements, including the covenants, restrictions and events of default under the agreements.) The Company believes that it is in compliance with the covenants and restrictions included in the agreements governing these debt arrangements as of the date of this Quarterly Report on Form 10-Q.

On November 15, 2013, the Company entered into an At Market Sales Arrangement (“ATM”) under which the Company may, at its discretion, sell up to $30.0 million of shares of its common stock (before expenses) through its sales agent, MLV & Co. LLC.  During the three months ended December 31, 2013, the Company received net proceeds of $3.3 million from sales of common stock under the ATM. (See Note 12, “Stockholders’ Equity”, for further information regarding the ATM.)

In order for the Company to continue operations beyond the next twelve months and be able to discharge its liabilities and commitments in the normal course of business, the Company needs to increase sales through executing its strategy to broaden its customer base, enter new markets, and commercialize its superconductor product line. Otherwise, the Company may need to further reduce operating expenses in line with business conditions in order to decrease the amount of cash used in operations.  The Company intends to work with the holder of its convertible note in order to maintain the ability to make monthly amortization payments on the convertible note in shares of common stock. In addition, the Company is actively seeking to sell its minority investments in Tres Amigas and Blade Dynamics and has engaged a financial advisor to assist with that effort. (See Note 14, “Minority Investments”, for further information about such investments.) There can be no assurance that the Company will be able to sell one or both of these investments on commercially reasonable terms or at all.  In addition, the Company maintains the ability to sell shares of common stock under the ATM at its discretion to enhance liquidity.

The Company must successfully execute on its plans to improve operating performance discussed above, raise additional capital either through the sale of one or both of its minority investments, or through the sale of shares of its common stock at its discretion under the ATM, and maintain the ability to pay monthly installment payments under the Exchanged Note in shares of common stock to ensure it has sufficient cash to fund its operations, capital expenditures and scheduled cash payments under its debt obligations through December 31, 2014. The Company’s ability to pay required monthly installment payments under the Exchanged Note in equity instead of cash is based on certain stock price and trading volume conditions that are outside of the Company’s control. If one or both of these equity conditions are not met (absent a waiver from the lender), the Company may be required to make required monthly installment payments in cash. As of the filing date of this Form 10-Q, the Company has only made payments to the lender in shares of common stock and as a result, the principal balance has been reduced by $14.6 million through December 31, 2013. If the Company fails one or both of the equity conditions, the Company can still make required payments in its common stock with a waiver from the lender, which has been provided in the past. There is no assurance that the lender will provide any waivers in the future. The Company’s liquidity is highly dependent on the factors discussed above, and its ability to maintain compliance with the covenants and restrictions on its debt obligations (or obtain waivers from our lenders in the event of non-compliance).  There can be no assurance that the Company will be able to raise additional capital or be able to sell one or both of its minority investments on commercially reasonable terms or at all.

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

2. Stock-Based Compensation

The Company accounts for its stock-based compensation at fair value. The following table summarizes stock-based compensation expense by financial statement line item for the three and nine months ended December 31, 2013 and 2012 (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2013	2012	2013	2012
Cost of revenues	$330	$135	$758	$518
Research and development	913	627	2,073	1,781
Selling, general and administrative	1,797	1,167	4,497	3,669
Total	$3,040	$1,929	$7,328	$5,968

During the nine months ended December 31, 2013, the Company granted approximately 831,000 stock options, 1,307,000 restricted stock awards, 362,000 shares of performance-based restricted stock awards and issued 212,000 shares of common stock in-lieu of cash bonuses and severance payments to employees under the 2007 Stock Incentive Plan. The shares issued in-lieu of cash bonuses vested immediately. The shares issued in lieu of severance vested on the eighth day after receipt of an irrevocable release.  The options and restricted stock awards granted vest upon the passage of time, generally 3 years. For options and awards that vest upon the passage of time, expense is being recorded over the vesting period. Performance-based restricted stock awards are expensed over the requisite service period.

The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. The total unrecognized compensation cost for unvested outstanding stock options was $2.6 million at December 31, 2013. This expense will be recognized over a weighted average expense period of approximately 1.8 years. The total unrecognized compensation cost for unvested outstanding restricted stock was $4.5 million at December 31, 2013. This expense will be recognized over a weighted-average expense period of approximately 0.7 years.

The weighted-average assumptions used in the Black-Scholes valuation model for stock options granted during the three and nine months ended December 31, 2013 and 2012 are as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2013	2012	2013	2012
Expected volatility	N/A	72.4%	75.1%	72.0%
Risk-free interest rate	N/A	1.0%	1.7%	0.9%
Expected life (years)	N/A	5.9	5.9	5.9
Dividend yield	N/A	None	None	None

The expected volatility rate was estimated based on an equal weighting of the historical volatility of the Company’s common stock and the implied volatility of the Company’s traded options. The expected term was estimated based on an analysis of the Company’s historical experience of exercise, cancellation, and expiration patterns. The risk-free interest rate is based on the average of the five and seven year United States Treasury rates.  There were no stock options granted during the three months ended December 31, 2013.

3. Computation of Net Loss per Common Share

Basic net loss per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Where applicable, diluted EPS is computed by dividing the net loss by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. For each of the three and nine months ended December 31, 2013, 10.1 million shares were not included in the calculation of diluted EPS as they were considered anti-dilutive, of which 3.2 million relate to unvested stock options, 3.5 million relate to the issuance of warrants, and 3.4 million shares relate to the convertible feature of the Company’s Exchanged Note. For the three and nine months ended December 31, 2012, 11.8 million shares were not included in the calculation of diluted EPS as they were considered anti-dilutive, of which 2.9 million relate to unvested stock options, 3.2 million relate to the issue of warrants and 5.7 million shares related to the convertible feature of the Company’s Exchanged Note.

The following table reconciles the numerators and denominators of the earnings per share calculation for the three and nine months ended December 31, 2013 and 2012 (in thousands, except per share data):

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012
Numerator:
Net loss	$(8,417)	$(20,135)	$(33,553)	$(46,360)
Denominator:
Weighted-average shares of common stock outstanding	64,442	53,745	62,256	52,558
Weighted-average shares subject to repurchase	(2,133)	(953)	(1,678)	(592)
Shares used in per-share calculation ― basic	62,309	52,792	60,578	51,966
Shares used in per-share calculation ― diluted	62,309	52,792	60,578	51,966
Net loss per share ― basic	$(0.14)	$(0.38)	$(0.55)	$(0.89)
Net loss per share ― diluted	$(0.14)	$(0.38)	$(0.55)	$(0.89)

4. Fair Value Measurements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance related to disclosures of fair value measurements. The guidance requires gross presentation of activity within the Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements. It also clarifies two existing disclosure requirements on the level of disaggregation of fair value measurements and disclosures on inputs and valuation techniques. A change in the hierarchy of an investment from its current level will be reflected in the period during which the pricing methodology of such investment changes. Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 will be made in the event that the related security is significant to total cash and investments. The Company did not have any transfers of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy during the three months ended December 31, 2013.

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

The following table provides the assets carried at fair value, measured as of December 31, 2013 and March 31, 2013 (in thousands):

	Total	Quoted Prices in	Significant Other	Significant
	Carrying	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2013:
Assets:
Cash equivalents	$12,671	$12,671	$-	$-
Liabilities:
Derivative liability	$-	$-	$-	$-
Warrants	2,587	-	-	2,587

	Total	Quoted Prices in	Significant Other	Significant
	Carrying	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2013:
Assets:
Cash equivalents	$18,649	$18,649	$-	$-
Liabilities:
Derivative liability	$529	$-	$-	$529
Warrants	3,633	-	-	3,633

The table below reflects the activity for the Company’s major classes of liabilities measured at fair value (in thousands):

	Derivative
	Liability	Warrants
April 1, 2012
Valuation of original derivative liability	$3,779	$-
Warrant issuance with Senior Convertible Note	-	7,018
Warrant issuance with Senior Secured Term Loan	-	380
Valuation of derivative liability attributable to modification	542	-
Mark to market adjustment	(3,297)	(2,817)
Balance at December 31, 2012	$1,024	$4,581
Mark to market adjustment	(495)	(948)
Balance at March 31, 2013	$529	$3,633

	Derivative
	Liability	Warrants
April 1, 2013	$529	$3,633
Warrant issuance with Senior Secured Term Loan	-	315
Mark to market adjustment	(529)	(1,361)
Balance at December 31, 2013	$-	$2,587

Valuation Techniques

Cash Equivalents

Cash equivalents consist of highly liquid instruments with maturities of three months or less that are regarded as high quality, low risk investments and are measured using such inputs as quoted prices, and are classified within Level 1 of the valuation hierarchy. Cash equivalents consist principally of certificates of deposits and money market accounts.

Derivative Liability

The Company has identified all of the derivatives (“Derivative Liability”) associated with the Exchanged Note which include put rights to require the investor to acquire an additional $15.0 million convertible note and additional warrants, holder change of control redemption rights, issuer optional redemption rights, sale redemption rights and a right to make payment in the form of stock rather than cash if certain equity conditions are met. The Derivative Liability is subject to revaluation at each balance sheet date, and any change in fair value will be recorded as a change in fair value of derivatives and warrants until the earlier of its exercise or expiration. The Company relies on assumptions in a lattice model to determine the fair value of the Derivative Liability. The Company has appropriately valued the Derivative Liability within Level 3 of the valuation hierarchy. (See Note 10, “Debt”, for discussion on the Exchanged Note, Derivative Liability and valuation assumptions used.)

Warrants

Warrants were issued in conjunction with the Initial Note and the Term Loans. (See Note 10, “Debt”, for additional information on warrants.) These warrants are subject to revaluation at each balance sheet date, and any change in fair value will be recorded as a change in fair value of derivatives and warrants until the earlier of their exercise or expiration.

The Company relies on assumptions used in a lattice model to determine the fair value of warrants. The Company has appropriately valued the warrants within Level 3 of the valuation hierarchy. (See Note 11, “Warrants and Derivative Liabilities”, for a discussion of the warrants and the valuation assumptions used.)

5. Accounts Receivable

Accounts receivable at December 31, 2013 and March 31, 2013 consisted of the following (in thousands):

	December 31,	March 31,
	2013	2013
Accounts receivable (billed)	$7,551	$17,222
Accounts receivable (unbilled)	990	1,642
Less: Allowance for doubtful accounts	(16)	-
Accounts receivable, net	$8,525	$18,864

6. Inventory

The components of inventory at December 31, 2013 and March 31, 2013 are as follows (in thousands):

	December 31,	March 31,
	2013	2013
Raw materials	$6,532	$5,966
Work-in-process	2,706	3,427
Finished goods	12,888	21,655
Deferred program costs	3,041	2,425
Net inventory	$25,167	$33,473

The Company recorded inventory write-downs of $0.1 million and $0.5 million for the three months ended December 31, 2013 and 2012, respectively. The Company recorded inventory write-downs of $0.3 million and $1.0 million for the nine months ended December 31, 2013 and 2012, respectively. These write downs were based on evaluating its ending inventory on hand for excess quantities and obsolescence.

Deferred program costs as of December 31, 2013 and March 31, 2013 primarily represent costs incurred on programs accounted for under contract accounting where the Company needs to complete development programs before revenue and costs will be recognized, respectively.

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31,	March 31,
	2013	2013
Accounts payable	$5,178	$7,146
Accrued miscellaneous expenses	6,024	9,142
Accrued outside services	4,167	2,251
Accrued subcontractor program costs	290	2,442
Accrued compensation	4,369	6,315
Income taxes payable	148	133
Accrued warranty	3,327	2,709
Total	$23,503	$30,138

The Company generally provides a one to three year warranty on its products, commencing upon installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.

Product warranty activity was as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2013	2012	2013	2012
Balance at beginning of period	$3,069	$4,792	$2,709	$5,896
Change in accruals for warranties during the period	273	(627)	767	(1,178)
Settlements during the period	(15)	(147)	(149)	(700)
Balance at end of period	$3,327	$4,018	$3,327	$4,018

8. Income Taxes

For the three and nine months ended December 31, 2013, the Company recorded income tax expense of $0.3 million and $0.7 million, respectively. For the three and nine months ended December 31, 2012, the Company recorded income tax expense of $0.1 million and an income tax benefit of $0.7 million, respectively. For the three months ended December 31, 2013 and 2012, respectively, income tax expense was primarily due to income taxes in the Company’s foreign jurisdictions.  In addition, income tax expense for the nine months ended December 31, 2013 included withholding taxes for repatriation of funds from certain foreign jurisdictions. The income tax benefit for the nine months ended December 31, 2012, was primarily due to a refund of Chinese income taxes of $0.9 million.

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

During the years ended March 31, 2013 and March 31, 2012, the Company undertook restructuring activities, approved by the Board of Directors, in order to reorganize its global operations, streamline various functions of the business, and reduce its global workforce to better reflect the demand for its products. The Company undertook an additional workforce reduction in July 2013, reducing its workforce by approximately 7%, impacting primarily selling, engineering and general and administrative functions. The Company recorded restructuring charges for severance and other costs of approximately $0.1 million and $0.9 million during the three and nine months ended December 31, 2013. From April 1, 2011 through December 31, 2013, these activities resulted in a substantial reduction of its global workforce. During the three and nine months ended December 31, 2012, the Company incurred restructuring costs of $6.7 million and $6.8 million, respectively. The costs related to the Company’s restructuring activities have been paid as of December 31, 2013.

The following table presents restructuring charges and cash payments (in thousands):

	Severance pay	Facility
Nine months ended December 31, 2013	and benefits	exit costs	Total
Accrued restructuring balance at April 1, 2013	$145	$54	$199
Charges to operations	849	23	872
Cash payments	(821)	(37)	(858)
Other adjustments	(173)	(40)	(213)
Accrued restructuring balance at December 31, 2013	$-	$-	$-
Nine months ended December 31, 2012
Accrued restructuring balance at April 1, 2012	$680	$294	$974
Charges to operations	2,377	(39)	2,338
Cash payments	(1,673)	(255)	(1,928)
Accrued restructuring balance at December 31, 2012	$1,384	$-	$1,384

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

—	Increased CVI’s beneficial ownership limitation under the Exchanged Note from 4.99% to 9.99%; and
—	Reduced the conversion price, from $4.85 per share of the Company’s common stock to $3.19 per share of the Company’s common stock, subject to certain price-based and other anti-dilution adjustments.

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

Pursuant to the Second Amendment, the Company and/or CVI waived certain provisions of the Amended Purchase Agreement and amended certain provisions of the Exchanged Note, specifically:

—

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

—	the Company and CVI amended the Exchanged Note:
—

to increase the period during which CVI is allowed to accelerate payment in shares of common stock at the then current installment date conversion price from such installment date until the trading day before the next installment notice due date to the entire period from such installment date until the trading day before the next installment date;

—	to increase the aggregate outstanding principal amount under the definition of “permitted senior indebtedness” from $10.0 million to $15.0 million; and
—	the Company and CVI exchanged the warrant (the “Original Warrant”) for a new warrant (the “Exchanged Warrant”) with a reduced exercise price of $2.61 per share of common stock.

The Company assessed the changes to the Exchanged Note included in the Second Amendment and accounted for it as a modification of the Exchanged Note.  Therefore, the Company determined the incremental value of the derivative instruments, as a result of the Second Amendment, specifically the Exchanged Warrant.  See Note 11 “Warrants and Derivative Liabilities” for discussion of the valuation of the Exchanged Warrant.

During the three and nine months ended December 31, 2013, the Company recorded non-cash interest expense for amortization of the debt discount related to the Exchanged Note of $0.9 million and $3.6 million, respectively. During the three and nine months ended December 31, 2012, the Company recorded non-cash interest expense for amortization of the debt discount related to the Exchanged Note of $2.2 million and $6.4 million, respectively.

Provided certain equity conditions are met, the Company may elect to repay principal and interest in shares of the Company’s common stock. If the Company elects to make a payment in shares of the Company’s common stock, the number of shares to be issued is determined by dividing the amount of such payment by 85% of the lessor of the average volume-weighted average price (“VWAP”) of the 10 consecutive days immediately preceding the payment date or the VWAP price on the day preceding the payment date (the “Market Price”). The Company records the difference between the closing price of its common stock on the day preceding the payment date and the Market Price as a discount on the fair value of its shares. During the three months ended December 31, 2013, the Company made no payments in stock.  During the nine months ended December 31, 2013, the Company recorded $1.8 million of non-cash interest expense related to installment payments made by issuing the Company’s common stock at a discount, compared to $1.5 million during the three and nine months ended December 31, 2012.

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

Senior Secured Term Loans

On June 5, 2012, the Company entered into a Term Loan with Hercules Technology Growth Capital, Inc. (“Hercules”), under which the Company borrowed $10.0 million. After the closing fees and expenses, the net proceeds to the Company were $9.7 million. The Term Loan bears an interest rate equal to 11% plus the percentage, if any, by which the prime rate as reported by The Wall Street Journal exceeds 3.75%. The Company made interest-only payments from July 1, 2012 through October 31, 2012, after which the Company began repaying the Term Loan in equal monthly installments ending on December 1, 2014. In addition, Hercules received a warrant (the “First Warrant”) to purchase 139,276 shares of common stock, exercisable at an initial strike price of $3.59 per share, subject to adjustment, until December 5, 2017. Due to certain adjustment provisions within the warrant, it qualified for liability accounting and the fair value of $0.4 million was recorded upon issuance, which the Company recorded as a debt discount and a warrant liability.  The Company will pay an end of term fee of $0.5 million upon the earlier of maturity or prepayment of the loan. The Company has accrued the term fee and recorded a corresponding amount into the debt discount. In addition, the Company incurred $0.3 million of legal and origination costs in the year ended March 31, 2013, which have been recorded as a debt discount. The total debt discount including the First Warrant, end of term fee and legal and origination costs of $1.2 million is being amortized into interest expense over the term of the Term Loan using the effective interest method. Under this method, interest expense is recognized each period until the debt instrument reaches maturity. During the three and nine months ended December 31, 2013, the Company recorded non-cash interest expense for amortization of the debt discount related to the Term Loan of $0.1 million and $0.4 million, respectively. During the three and nine months ended December 31, 2012, the Company recorded non-cash interest expense for amortization of the debt discount related to the Term Loan of $0.2 million and $0.5 million, respectively.

On November 15, 2013, the Company amended the Term Loan with Hercules and entered into a New Term Loan (collectively with the Term Loan, the “Term Loans”), borrowing an additional $10.0 million. After closing fees and expenses, the net proceeds to the Company for the New Term Loan were $9.8 million.  The New Term Loan also bears the same interest rate as the Term Loan.  The Company is making interest-only payments from December 1, 2013 to May 31, 2014.  If the Company achieves certain revenue targets for the six-month period ending March 31, 2014, interest only payments will continue through August 31, 2014.  Once the interest-only period ends, the Company will repay the New Term Loan in equal monthly installments ending on November 1, 2016.  Hercules received a warrant (the “Second Warrant”) to purchase 256,410 shares of common stock, exercisable at an initial strike price of $1.95 per share, subject to adjustment, until May 15, 2019.  In addition, the exercise price of the First Warrant was reduced to $1.95 per share.  (See Note 11, “Warrants and Derivative Liabilities,” for a discussion on both warrants and the valuation assumptions used.) The Company will pay an end of term fee of $0.5 million upon the earlier of maturity or prepayment of the New Term Loan. The Company has accrued the end of term fee and recorded a corresponding amount into the debt discount.  The New Term Loan includes a mandatory prepayment feature which allows Hercules the right to use any of the Company’s net proceeds from specified asset dispositions greater than $1.0 million in a calendar year to pay off any outstanding accrued interest and principal balance on the New Term Loan.  The Company determined the fair value to be de-minimis for this feature. In addition, the Company incurred $0.2 million of legal and origination costs in the three months ended December 31, 2013, which have been recorded as a debt discount. The total debt discount including the Second Warrant, end of term fee and legal and origination costs of $1.0 million is being amortized into interest expense over the term of the New Term Loan using the effective interest method. If the maturity of either of the term loans is accelerated because of prepayment, then the amortization will be accelerated. During the three months ended December 31, 2013, the Company recorded non-cash interest expense for amortization of the debt discount related to the New Term Loan of $0.1 million.

The Term Loans are secured by substantially all of the Company’s existing and future assets, including a mortgage on real property owned by the Company’s wholly-owned subsidiary, ASC Devens LLC, and located at 64 Jackson Road, Devens, Massachusetts.  The Term Loans contain certain covenants that restrict the Company’s ability to, among other things, incur or assume certain debt, merge or consolidate, materially change the nature of the Company’s business, make certain investments, acquire or dispose of certain assets, make guaranties or grant liens on its assets, make certain loans, advances or investments, declare dividends or make distributions or enter into transactions with affiliates. In addition, there is a covenant that requires the Company to maintain a minimum unrestricted cash balance in the United States of at least $15.0 million at the inception of the New Term Loan.  This amount will be reduced by $2.5 million for every $5.0 million of net proceeds from the sale of its common stock after November 15, 2013, including those under the ATM, to an amount not lower than $7.5 million or the outstanding combined principal balances of the Term Loans, whichever is lower.  The events of default under the Term Loans include, but are not limited to, failure to pay amounts due, breaches of covenants, bankruptcy events, cross defaults under other material indebtedness and the occurrence of a material adverse effect and/or change in control. In the case of a continuing event of default, Hercules may, among other remedies, declare due all unpaid principal amounts outstanding and any accrued but unpaid interest and foreclose on all collateral granted to Hercules as security under the Term Loans.

Although the Company believes that it is in and expects to remain in compliance with the covenants and restrictions under the Exchanged Note and Term Loans as of the date of this Quarterly Report on Form 10-Q, there can be no assurance that the Company will continue to be in compliance.

Interest expense on the Exchanged Note and Term Loans for the three and nine months ended December 31, 2013 was $1.6 million and $7.2 million, respectively, which included $1.1 million and $5.9 million, respectively, of non-cash interest expense related to the amortization of the debt discount on the Exchanged Note and Term Loans and payment of the Exchanged Note in Company common stock at a discount. Interest expense on the Exchanged Note and Term Loan for the three and nine months ended December 31, 2012 was $4.6 million, and $10.3 million, respectively, which included $3.9 million and $8.4 million, of non-cash interest expense related to the amortization of the debt discount on the Exchanged Note and Term Loan, respectively.

11. Warrants and Derivative Liabilities

Senior Convertible Note Warrant

On April 4, 2012, the Company entered into the Purchase Agreement for the Initial Note and on December 20, 2012, the Company entered into the First Amendment pursuant to which it exchanged the Initial Note for the Exchanged Note (See Note 10, “Debt” for further discussion). The Initial Note included a warrant to purchase 3,094,060 shares of the Company’s common stock. The warrant is exercisable at any time on or after the date that is six months after the issuance of the warrant and entitles CVI to purchase shares of the Company’s common stock for a period of five years from the initial date the warrant becomes exercisable at a price equal to $5.45 per share, subject to certain price-based and other anti-dilution adjustments. On October 9, 2013, the Company entered into the Second Amendment with CVI. Pursuant to the Second Amendment, the Company exchanged the Original Warrant for the Exchanged Warrant, with a reduced exercise price of $2.61 per share of common stock. Other than the reduced exercise price, the Exchanged Warrant has the same terms and conditions as the Original Warrant. The Company recorded a charge of approximately $1.0 million for the increase in fair value of the Exchanged Warrant resulting from the Second Amendment on the warrant liability during the three months ending December 31, 2013.  As a result of the sales of common stock under the ATM (See Note 12, “Stockholders’ Equity”, for further discussion of the ATM) during the three months ended December 31, 2013, the exercise price of the Exchanged Warrant was reduced to $2.59 per share.  The Exchanged Warrant may not be exercised if, after giving effect to the conversion, CVI together with its affiliates would beneficially own in excess of 4.99% of the Company’s common stock. This percentage may be raised to any other percentage not in excess of 9.99% at the option of CVI, upon at least 61-days prior notice to the Company, or lowered to any other percentage, at the option of CVI, at any time.

The Company calculated the fair value of the derivative liabilities, (See Note 10, “Debt” for further discussion), and warrants utilizing an integrated lattice model. The lattice model is an option pricing model that involves the construction of a binomial tree to show the different paths that the underlying asset may take over the option’s life. A lattice model can take into account expected changes in various parameters such as volatility over the life of the options, providing more accurate estimates of option prices than the Black-Scholes model.

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

Following is a summary of the key assumptions used to calculate the fair value of the warrant:

		Post-modification	Pre-modification
	December 31,	October 9,	October 9,	September 30,	June 30,
Fiscal Year 13	2013	2013	2013	2013	2013
Risk-free interest rate	1.17%	1.05%	1.05%	1.02%	1.13%
Expected annual dividend yield	—%	—%	—%	—%	—%
Expected volatility	75.6%	71.5%	71.5%	72.0%	71.9%
Term (years)	3.76	3.99	3.99	4.01	4.27
Fair value	$2.2 million	$3.2 million	$2.2 million	$2.5 million	$3.0 million

	March 31,	December 31,	September 30,	June 30,	April 4,
Fiscal Year 12	2013	2012	2012	2012	2012
Risk-free interest rate	0.67%	0.75%	0.63%	0.77%	1.19%
Expected annual dividend yield	—%	—%	—%	—%	—%
Expected volatility	71.7%	80.6%	80.9%	80.8%	80.0%
Term (years)	4.51	4.76	5.01	5.28	5.50
Fair value	$3.4 million	$4.4 million	$7.1 million	$8.6 million	$7.0 million

The Company recorded a net gain, resulting from the decrease in the fair value of the Exchanged Warrant, including the impact of the modification, of $0.3 million and $1.2 million to change in fair value of derivatives and warrants in the three and nine months ended December 31, 2013, respectively. The Company recorded net gains of $2.7 million and $2.6 million in the three and nine months ended December 31, 2012, respectively.

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

The terms of the December 2012 debt modification with CVI reduced the conversion price of the Initial Note from $4.85 per share to $3.19 per share in the Exchanged Note. As a result the Company revalued these derivatives pre- and post-modification and recorded the difference of $0.5 million as a debt discount and a derivative liability. (See Note 10, “Debt,” for further discussion.) As a result of the sales of common stock under the ATM (See Note 12, “Stockholders’ Equity”, for further discussion of the ATM) during the three months ended December 31, 2013, the conversion price of the Exchanged Note was reduced to $3.15 per share.

Following is a summary of the key assumptions used to value the convertible notes derivative features:

	December 31,	September 30,	June 30,
Fiscal Year 13	2013	2013	2013
Principal outstanding (000's)	$10,411	$10,411	$14,389
Stock price	$1.64	$2.34	$2.64
Percentage volume condition met	87.2%	80.2%	87.5%
Expected volatility	68.6%	66.3%	65.8%
Risk free rate	0.12%	0.10%	0.21%
Bond yield	16.5%	15.5%	16.7%
Recovery rate	35.0%	35.0%	37.0%
Redeemable	yes	yes	yes
Total time (years)	0.75	1.00	1.26
Dilution effect	yes	yes	yes
Fair value	$ —	$ 0.2 million	$ 0.5 million
Fair value as a percent of par	0.02%	0.7%	3.3%

			Post- modification	Pre- modification
	March 31,	December 31,	December 20,	December 20,	September 30,	June 30,	April 4,
Fiscal Year 12	2013	2012	2012	2012	2012	2012	2012
Principal outstanding (000's)	$15,380	$20,944	$20,944	$24,074	$24,074	$25,000	$25,000
Stock price	$2.67	$2.62	$2.95	$2.95	$4.15	$4.68	$3.97
Percentage volume condition met	80.5%	94.5%	94.9%	28.6%	51.0%	75.2%	85.9%
Expected volatility	66.9%	73.5%	72.5%	72.5%	70.0%	71.0%	75.0%
Risk free rate	0.20%	0.23%	0.25%	0.25%	0.23%	0.33%	0.44%
Bond yield	16.5%	16.5%	16.5%	16.5%	15.0%	16.0%	15.0%
Recovery rate	30.0%	30.0%	30.0%	30.0%	30.0%	30.0%	30.0%
Redeemable	yes	yes	yes	yes	yes	yes	yes
Total time (years)	1.51	1.76	1.79	1.79	2.01	2.28	2.50
Dilution effect	yes	yes	yes	yes	yes	yes	yes
Fair value	$ 0.5 million	$ 1.0 million	$ 1.5 million	$ 0.9 million	$ 2.8 million	$ 4.5 million	$ 3.8 million
Fair value as a percent of par	3.4%	4.9%	7.1%	3.9%	11.4%	17.9%	15.1%

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

The Company recorded the decrease in the fair value of the derivative liabilities of $0.2 million and $0.5 million as a gain to changes in fair value of derivatives and warrants in the three and nine months ended December 31, 2013, and similarly, gains of $2.3 million and $3.3 million in the three and nine months ended December 31, 2012, respectively.

Senior Secured Term Loan – First Warrant

On June 5, 2012, the Company entered into the Loan and Security Agreement with Hercules. (See Note 10, “Debt,” for additional information regarding the Loan and Security Agreement.) In conjunction with this agreement, the Company issued the First Warrant to purchase 139,276 shares of the Company’s common stock. The First Warrant is exercisable at any time after its issuance and expires on December 5, 2017, at a price equal to $3.59 per share subject to certain price-based and other anti-dilution adjustments. The exercise price was reduced to $1.95 per share in conjunction with entering into the New Term Loan.

The Company accounts for the First Warrant as a liability due to certain provisions within the warrant, which requires that it be recorded at fair value. The First Warrant is subject to revaluation at each balance sheet date and any change in fair value will be recorded as changes in fair value of derivatives and warrants until the earlier of expiration or its exercise at which time the warrant liability will be reclassified to equity.

Following is a summary of the key assumptions used to calculate the fair value of the First Warrant:

		Post-modification	Pre-modification
	December 31,	November 15,	November 15,	September 30,	June 30,
Fiscal Year 13	2013	2013	2013	2013	2013
Risk-free interest rate	1.24%	1.00%	1.00%	1.09%	1.20%
Expected annual dividend yield	—%	—%	—%	—%	—%
Expected volatility	74.79%	72.64%	72.64%	72.10%	72.30%
Term (years)	3.93	4.05	4.05	4.18	4.43
Fair value	$ 0.1 million	$ 0.1 million	$ 0.1 million	$ 0.2 million	$ 0.2 million

	March 31,	December 31,	September 30,	June 30,	June 5,
Fiscal Year 12	2013	2012	2012	2012	2012
Risk-free interest rate	0.70%	0.75%	0.64%	0.80%	0.77%
Expected annual dividend yield	—%	—%	—%	—%	—%
Expected volatility	72.01%	80.14%	81.18%	80.32%	79.99%
Term (years)	4.68	4.93	5.18	5.44	5.50
Fair value	$ 0.2 million	$ 0.2 million	$ 0.4 million	$ 0.5 million	$ 0.4 million

The Company recorded a decrease in the fair value of the First Warrant resulting in a gain of less than $0.1 million during the three and nine months ended December 31, 2013. The Company recorded a decrease in the fair value of $0.2 million as a gain to change in fair value of derivatives and warrants during the three and nine months ended December 31, 2012.

Senior Secured Term Loan – Second Warrant

On November 15, 2013, the Company amended the Loan and Security Agreement with Hercules and entered into the New Term Loan. (See Note 10, “Debt,” for additional information regarding the New Term Loan.) In conjunction with this agreement, the Company issued the Second Warrant to purchase 256,410 shares of the Company’s common stock. The Second Warrant is exercisable at any time after its issuance and expires on May 15, 2019, at a price equal to $1.95 per share subject to certain price-based and other anti-dilution adjustments.

The Company accounts for the Second Warrant as a liability due to certain provisions within the warrant, which requires that it be recorded at fair value. The Second Warrant is subject to revaluation at each balance sheet date and any change in fair value will be recorded as changes in fair value of derivatives and warrants until the earlier of expiration or its exercise at which time the warrant liability will be reclassified to equity.

Following is a summary of the key assumptions used to calculate the fair value of the Second Warrant:

		New Issuance
	December 31,	November 15,
Fiscal Year 13	2013	2013
Risk-free interest rate	1.89%	1.55%
Expected annual dividend yield	—%	—%
Expected volatility	80.37%	76.97%
Term (years)	5.37	5.49
Fair value	$ 0.3 million	$ 0.3 million

The Company recorded a decrease in the fair value of the Second Warrant resulting in a gain of less than $0.1 million during the three months ended December 31, 2013.

The Company prepared its estimates for the assumptions used to determine the fair value of the warrants issued in conjunction with both the Exchanged Note and Term Loans utilizing the respective terms of the warrants with similar inputs, as described above.

12.Stockholders’ Equity

On November 15, 2013, the Company entered into an ATM arrangement, pursuant to which, the Company may, at its discretion, sell up to $30.0 million of the Company’s common stock through its sales agent, MLV & Co. LLC (“MLV”).   Sales of common stock made under the ATM are made on The NASDAQ Global Market under the Company’s previously filed and currently effective Registration Statement on Form S-3 (File No. 333-191153) by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the ATM, the Company may also sell shares of its common stock through MLV, on The NASDAQ Global Market or otherwise, at negotiated prices or at prices related to the prevailing market price. Under the terms of the ATM, MLV may not engage in any proprietary trading or trading as principal for MLV’s own account. MLV uses its commercially reasonable efforts to sell the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company pays MLV a commission of up to 3% of the gross proceeds from the sale of shares of its common stock under the ATM. The Company has also agreed to provide MLV with customary indemnification rights. The offering of common stock pursuant to the ATM will terminate upon the earlier of the sale of all of the common stock subject to the ATM or the termination of the ATM by the Company or MLV. Either party may terminate the ATM at its sole discretion at any time upon written notice to the other party.

During the three months ended December 31, 2013, the Company received net proceeds of $3.3 million, including sales commissions and offering expenses, from sales of approximately 2.4 million shares of its common stock at an average sales price of approximately $1.51 per share under the ATM.

13. Commitments and Contingencies

Commitments

Purchase Commitments

The Company periodically enters into non-cancelable purchase contracts in order to ensure the availability of materials to support production of its products. Purchase commitments represent enforceable and legally binding agreements with suppliers to purchase goods or services. The Company periodically assesses the need to provide for impairment on these purchase contracts and record a loss on purchase commitments when required. As of December 31, 2013, the Company reported a liability for adverse purchase commitments of $0.4 million. During the three and nine months ended December 31, 2013, the Company reduced its accrual for adverse purchase commitments by $0.5 million and $1.0 million, respectively, due to payments to certain vendors.

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

Between April 6, 2011 and May 12, 2011, seven putative securities class action complaints were filed against the Company and two of its officers in the United States District Court for the District of Massachusetts; one complaint additionally asserted claims against the underwriters who participated in our November 12, 2010 securities offering. On June 7, 2011, the United States District Court for the District of Massachusetts (the “Court”) consolidated these actions under the caption Lenartz v. American Superconductor Corporation, et al., Docket No. 1:11-cv-10582-WGY. On August 31, 2011, Lead Plaintiff, the Plumbers and Pipefitters National Pension Fund, filed a consolidated amended complaint against the Company, its officers and directors, and the underwriters who participated in our November 12, 2010 securities offering, asserting claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated under the Exchange Act, as well as under sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”). The complaint alleges that during the relevant class period, the Company and its officers omitted to state material facts and made materially false and misleading statements relating to, among other things, its projected and recognized revenues and earnings, as well as its relationship with Sinovel Wind Group Co., Ltd. that artificially inflated the value of the Company’s stock price. The complaint further alleges that the Company’s November 12, 2010 securities offering contained untrue statements of material facts and omitted to state material facts required to be stated therein. The plaintiffs seek unspecified damages, rescindment of the Company’s November 12, 2010 securities offering, and an award of costs and expenses, including attorney’s fees. All defendants moved to dismiss the consolidated amended complaint. On December 16, 2011, the district court issued a summary order declining to dismiss the Securities Act claims against the Company and its officers, and taking under advisement the motion to dismiss the Exchange Act claims against the Company and its officers and the motion to dismiss the Securities Act claims made against the underwriters. On July 26, 2012, the district court dismissed the Exchange Act claims against the Company and its officers and denied the motion to dismiss the Securities Act claims made against the underwriters. On May 17, 2013, the parties informed the district court that they had reached a settlement in principle, and requested a 30-day stay of the proceedings while the specific terms of the settlement continue to be negotiated. On November 19, 2013, the Company entered into a Stipulation and Agreement of Settlement (the “Stipulation”), which will resolve the claims asserted against the Company, certain of its current and former officers and directors, and the underwriters. The terms of the Stipulation provide, among other things, a settlement payment by the Company of $10.0 million, $8.2 million of which will be funded by the Company’s insurers and $1.8 million of which is expected to be paid through the issuance of 944,882 shares of its common stock (the “Settlement Shares”). In the event that the value of the Settlement Shares (as calculated under the Stipulation) decreases as of the effective date of the settlement, the Company is required to make a cash payment for the difference in value. As of March 31, 2013, the Company established a reserve for the anticipated cost to settle this class action litigation. The terms of the Stipulation are subject to approval by the Court following notice to all class members. The issuance of the Settlement Shares is expected to be exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended.  Based on the Company’s assessment of the probable losses on this claim, the Company has recorded a loss contingency of $1.8 million as of December 31, 2013.

Between May 4, 2011 and June 17, 2011, four putative shareholder derivative complaints were filed against the Company (as a nominal defendant) and certain of its directors in the United States District Court for the District of Massachusetts. On July 5, 2011, the District Court consolidated three of these actions, and that matter is now captioned In re American Superconductor Corporation Derivative Litigation, Docket No. 1:11-cv-10784-WGY. On June 1, 2011, the plaintiff in the fourth action, Marlborough Family Revocable Trust v. Yurek, et al., moved to voluntarily dismiss its complaint and refiled its complaint in Superior Court for the Commonwealth of Massachusetts, Middlesex County. On September 7, 2011, the Marlborough action and another putative shareholder derivative complaint filed in Superior Court for the Commonwealth of Massachusetts were consolidated. That consolidated matter is captioned In re American Superconductor Corporation Shareholder Derivative Litigation, Docket No. 11-1961. On January 12, 2012, an additional shareholder derivative complaint was filed in the Court of Chancery for the State of Delaware. That matter is captioned Krasnoff v. Budhraja, et al., Docket No. 7171. The allegations of the derivative complaints mirror the allegations made in the putative class action complaints described above. The plaintiffs purport to assert claims against the director defendants for breach of fiduciary duty, abuse of control, gross mismanagement, unjust enrichment and corporate waste.  On February 4, 2014, the Company entered into a Stipulation and Agreement of Settlement (the “Derivative Stipulation”) to settle In re American Superconductor Corporation Derivative Litigation, In re American Superconductor Corporation Shareholder Derivative Litigation, and Krasnoff v. Budhraja, et al., (together, the “Derivative Actions”). The Derivative Actions named certain current and former directors and officers of the Company as defendants. The current and former directors and officers named as individual defendants have denied expressly and continue to deny each and all of the claims and contentions alleged against them, and neither the individual defendants nor the Company have admitted any fault, wrongdoing or concession of liability in connection with the terms of the Derivative Stipulation. The Derivative Stipulation will be filed with the Court within five business days of February 4, 2014. The Derivative Stipulation provides for, among other things, (a) a release of all claims relating to the Derivative Actions for the Company, the individual defendants, who are all current or former officers and directors of the Company, and the plaintiffs; (b) a requirement that the Company pay to plaintiffs’ counsel $475,000.00 for fees and expenses, which will be fully funded by the Company’s insurers; and (c) certain additions to the Company’s corporate governance policies, many of which have already been implemented. The Derivative Stipulation remains subject to preliminary and final approval by the Court and certain other conditions, including notice to stockholders. At this time, there can be no assurance that the Derivative Stipulation will receive the required approvals or that the settlement will become final. Based on the Company’s assessment that the probable losses on this claim are insignificant, no loss contingency was recorded as of December 31, 2013.

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

As of December 31, 2013 the Company had $1.4 million of restricted cash included in current assets, and $4.9 million of restricted cash included in long-term assets. These amounts included in restricted cash represent deposits to secure letters of credit for various supply contracts. These deposits are held in interest bearing accounts.

As of December 31, 2013, the Company had one performance bond in support of customer contracts. The total value of the outstanding performance bond is $0.2 million with an expiration date of March 2014. In the event that the payment is made in accordance with the requirements of any of these performance bonds, the Company would record the payment as an offset to revenue.

The Company had an unused, unsecured line of credit consisting of €2.7 million (approximately $3.7 million) in Austria as of December 31, 2013.

14. Minority Investments

Investment in Tres Amigas LLC

On October 9, 2009, the Company made an investment in Tres Amigas LLC, a Delaware limited liability company (“Tres Amigas”), focused on providing the first common interconnection of America’s three power grids to help the country achieve its renewable energy goals and facilitate the smooth, reliable and efficient transfer of green power from region to region, for $1.8 million, consisting of $0.8 million in cash and $1.0 million in AMSC common stock. On January 6, 2011 and May 20, 2011, the Company increased its minority position in Tres Amigas by investing an additional $1.8 million in cash on each date. As of December 31, 2013, the Company holds a 26% ownership interest in Tres Amigas.

The Company has determined that Tres Amigas is a variable interest entity (“VIE”) and that the Company is not the primary beneficiary of the VIE.  Therefore, the Company has not consolidated Tres Amigas as of December 31, 2013.  The investment is carried at acquisition cost, plus the Company’s equity in undistributed earnings or losses.  The Company’s maximum exposure to loss is limited to the Company’s recorded investment in this VIE.  The Company’s investment in Tres Amigas is included in other assets on the consolidated balance sheet and the equity in undistributed losses of Tres Amigas is included in other expense, net, on the unaudited condensed consolidated statements of operations.

The net investment activity for the nine months ended December 31, 2013 is as follows (in thousands):

Balance at April 1, 2013	$2,853
Minority interest in net losses	(789)
Balance at December 31, 2013	$2,064

Investment in Blade Dynamics Ltd.

On August 12, 2010, the Company acquired (through its Austrian subsidiary), a minority ownership position in Blade Dynamics Ltd. (“Blade Dynamics”), a designer and manufacturer of advanced wind turbine blades based on proprietary materials and structural technologies, for $8.0 million in cash. As of December 31, 2013, the Company holds a 19% ownership interest in Blade Dynamics.

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

The net investment activity for the nine months ended December 31, 2013 is as follows (in thousands):

Balance at April 1, 2013	$4,611
Net foreign exchange rate impact	342
Balance at December 31, 2013	$4,953

15. Business Segments

The Company reported its financial results in two reportable business segments: Wind and Grid.

Through its Windtec Solutions, the Wind business segment enables manufacturers to field wind turbines with highly competitive power output, reliability and affordability. The Company supplies advanced power electronics and control systems, licenses its highly engineered wind turbine designs, and provides extensive customer support services to wind turbine manufacturers. Its design portfolio includes a broad range of drive trains and power ratings. It provides a broad range of power electronics and software-based control systems that are highly integrated and designed for optimized performance, efficiency, and grid compatibility.

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

The operating results for the two business segments are as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2013	2012	2013	2012
Revenues:
Wind	$13,545	$6,808	$42,937	$35,321
Grid	7,018	10,609	24,893	31,679
Total	$20,563	$17,417	$67,830	$67,000

	Three months ended		Nine months ended
	December 31,		December 31,
	2013	2012	2013	2012
Operating (loss) income:
Wind	$1,067	$(5,365)	$(3,207)	$(10,514)
Grid	(4,670)	(6,705)	(15,287)	(18,620)
Unallocated corporate expenses	(3,072)	(8,546)	(8,058)	(12,580)
Total	$(6,675)	$(20,616)	$(26,552)	$(41,714)

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

Unallocated corporate expenses primarily consist of stock-based compensation expense of $3.0 million and $7.3 million, and restructuring and impairment charges of $0.1 million and $0.9 million, for the three and nine months ended December 31, 2013, respectively. Unallocated corporate expenses primarily consist of stock-based compensation expense of $1.9 million and $6.0 million, respectively, and restructuring and impairment charges of $6.7 million and $6.8 million, respectively, for the three and nine months ended December 31, 2012, respectively.

Total assets for the two business segments are as follows (in thousands):

	December 31,	March 31,
	2013	2013
Wind	$52,351	$67,111
Grid	58,354	72,800
Corporate assets	67,666	76,843
Total	$178,371	$216,754

The following table sets forth customers who represented 10% or more of the Company’s total revenues for the three and nine months ended December 31, 2013 and 2012:

	Three months ended		Nine months ended
	December 31,		December 31,
	2013	2012	2013	2012
INOX Wind Limited	35%	19%	25%	17%
CSR Zhuzhou Institute Co., Ltd	18%	—%	<10%	<10%
Beijing JINGCHENG New Energy Co., Ltd.	<10%	<10%	22%	17%
CG Power Solutions UK Ltd	—%	21%	<10%	<10%
E.ON Climate & Renewables	<10%	19%	<10%	<10%

16. Recent Accounting Pronouncements

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

In September 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The guidance states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is currently evaluating the impact of adopting ASU 2013-11, but currently does not believe there will be an impact on its consolidated results of operations, financial condition, or cash flow.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that relate to future events or conditions, including without limitation, the statements in Part II, “Item 1A. Risk Factors” and in Part I under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects or our prospective results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain. There are a number of important factors that could materially impact the value of our common stock or cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include: We have experienced recurring operating losses and recurring negative cash flows from operations which raise substantial doubt about our ability to continue as a going concern. This substantial doubt has resulted in a qualified opinion from our auditors with an explanatory paragraph regarding our ability to continue as a going concern. We believe this opinion may have an adverse effect on our customer and supplier relationships; our success in addressing the wind energy market is dependent on the manufacturers that license our designs; we may not realize all of the sales expected from our backlog of orders and contracts; our business and operations would be adversely impacted in the event of a failure or security breach of our information technology infrastructure; our success is dependent upon attracting and retaining qualified personnel and our inability to do so could significantly damage our business and prospects; we rely upon third-party suppliers for the components and subassemblies of many of our Wind and Grid products, making us vulnerable to supply shortages and price fluctuations, which could harm our business; many of our revenue opportunities are dependent upon subcontractors and other business collaborators; if we fail to implement our business strategy successfully, our financial performance could be harmed; problems with product quality or product performance may cause us to incur warranty expenses and may damage our market reputation and prevent us from achieving increased sales and market share; new regulations related to conflict-free minerals may force us to incur significant additional expenses; our contracts with the U.S. government are subject to audit, modification or termination by the U.S. government and include certain other provisions in favor of the government; the continued funding of such contracts remains subject to annual congressional appropriation which, if not approved, could reduce our revenue and lower or eliminate our profit; we may acquire additional complementary businesses or technologies, which may require us to incur substantial costs for which we may never realize the anticipated benefits; many of our customers outside of the United States are, either directly or indirectly, related to governmental entities, and we could be adversely affected by violations of the United States Foreign Corrupt Practices Act and similar worldwide anti-bribery laws outside the United States; we have limited experience in marketing and selling our superconductor products and system-level solutions, and our failure to effectively market and sell our products and solutions could lower our revenue and cash flow; we have experienced recurring losses from operations and negative operating cash flow; these factors raise substantial doubt regarding our ability to continue as a going concern; we have a history of operating losses, and we may incur additional losses in the future; our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter; we may require additional funding in the future and may be unable to raise capital when needed; our debt obligations include certain covenants and other events of default; should we not comply with the covenants or incur an event of default, we may be required to repay our debt obligations in cash, which could have an adverse effect on our liquidity; if we fail to maintain proper and effective internal controls over financial reporting, our ability to produce accurate and timely financial statements could be impaired and may lead investors and other users to lose confidence in our financial data; we may be required to issue performance bonds or provide letters of credit, which restricts our ability to access any cash used as collateral for the bonds or letters of credit; changes in exchange rates could adversely affect our results from operations; growth of the wind energy market depends largely on the availability and size of government subsidies and economic incentives; we depend on sales to customers in China and India, and global conditions could negatively affect our operating results or limit our ability to expand our operations outside of these countries; changes in China’s or India’s political, social, regulatory and economic environment may affect our financial performance; our products face intense competition, which could limit our ability to acquire or retain customers; our international operations are subject to risks that we do not face in the United States, which could have an adverse effect on our operating results; adverse changes in domestic and global economic conditions could adversely affect our operating results; we may be unable to adequately prevent disclosure of trade secrets and other proprietary information; our patents may not provide meaningful protection for our technology, which could result in us losing some or all of our market position; the commercial uses of superconductor products are limited today, and a widespread commercial market for our products may not develop; there are a number of technological challenges that must be successfully addressed before our superconductor products can gain widespread commercial acceptance, and our inability to address such technological challenges could adversely affect our ability to acquire customers for our products; we have not manufactured our Amperium wire in commercial quantities, and a failure to manufacture our Amperium wire in commercial quantities at acceptable cost and quality levels would substantially limit our future revenue and profit potential; third parties have or may acquire patents that cover the materials, processes and technologies we use or may use in the future to manufacture our Amperium products, and our success depends on our ability to license such patents or other proprietary rights; our technology and products could infringe intellectual property rights of others, which may require costly litigation and, if we are not successful, could cause us to pay substantial damages and disrupt our business; we have filed a demand for arbitration and other lawsuits against our former largest customer, Sinovel, regarding amounts we contend are overdue. We cannot be certain as to the outcome of these proceedings; we have been named as a party to purported stockholder class actions and stockholder derivative complaints, and we may be named in additional litigation, all of which will require significant management time and attention, result in significant legal expenses and may result in an unfavorable outcome, which could have a material adverse effect on our business, operating results and financial condition; our 7% convertible note contains warrants and provisions that could limit our ability to repay the note in shares of common stock and should the note be repaid in stock, shareholders could experience significant dilution; our common stock has experienced, and may continue to experience, significant market price and volume fluctuations, which may prevent our stockholders from selling our common stock at a profit and could lead to costly litigation against us that could divert our management’s attention. These and the important factors discussed under the caption “Risk Factors” in Part 1. Item 1A of our Form 10-K for the fiscal year ended March 31, 2013, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Any such forward-looking statements represent management’s estimates as of the date of this Quarterly Report on Form 10-Q. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

—

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

—

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

On April 4, 2012, we completed a private placement of a $25.0 million senior convertible note (the “Initial Note”) with Capital Ventures International (“CVI”), an affiliate of Heights Capital Management. On December 20, 2012, we entered into an Amendment and Exchange Agreement (the “Amendment”) with CVI, pursuant to which we exchanged the Initial Note for a new unsecured, senior convertible note (the “Exchanged Note”), which had the same principal amount and accrued interest as the Initial Note at the time of the exchange. On October 9, 2013, we entered into a Second Amendment and Warrant Exchange Agreement (the “Second Amendment”) with CVI which (i) waived certain provisions of the Amended Purchase Agreement, (ii) amended certain provisions of the Exchanged Note, and (iii) exchanged the warrant for a new warrant (the “Exchanged Warrant”), with a reduced exercise price of $2.61 per share of common stock. Other than the reduced exercise price, the Exchanged Warrant has the same terms and conditions as the original warrant. On June 5, 2012, we entered into a $10.0 million Loan and Security Agreement (“Term Loan”) with Hercules Technology Growth Capital, Inc. (“Hercules”).  On November 15, 2013, we amended the Term Loan with Hercules and entered into a new term loan (“New Term Loan”), borrowing an additional $10.0 million. In addition, on November 15, 2013, we entered into an At Market Sales Arrangement (“ATM”) under which we may, at our discretion, sell up to $30.0 million of shares of our common stock (before expenses) through our sales agent, MLV & Co. LLC (“MLV”).  See Liquidity and Capital Resources below for further discussion of these financing arrangements.

We have experienced recurring operating losses and as of December 31, 2013, had an accumulated deficit of $833.7 million. In addition, we have experienced recurring negative operating cash flows, which have resulted in a reduction of our cash balance. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. At December 31, 2013, we had cash and cash equivalents of $35.4 million. Cash used in operations for the nine months ended December 31, 2013 was $18.4 million.

In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we need to increase sales through executing our strategy to broaden our customer base, enter new markets, and commercialize our superconductor product line. Otherwise, we may need to further reduce operating expenses in line with business conditions in order to decrease the amount of cash used in operations.  We intend to continue to work with the holder of our convertible note in order to maintain the ability to make monthly amortization payments on the convertible note in shares of common stock. In addition, we are actively seeking to sell our minority investments in Tres Amigas and Blade Dynamics and have engaged a financial advisor to assist with that effort. There can be no assurance that we will be able to sell one or both of these investments on commercially reasonable terms or at all. In addition, we maintain the ability to sell shares of our common stock under the ATM at our discretion to enhance liquidity.

In response to the Sinovel situation discussed below and challenging market conditions, particularly in the wind power market, from April 1, 2011 through the date of this filing, the Company has substantially reduced its global workforce. These workforce reductions are expected to lower operating costs and enhance liquidity.

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

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. There were no significant changes in the critical accounting policies during the nine months ended December 31, 2013 that were disclosed in our Form 10-K for fiscal 2012, which ended on March 31, 2013.

Results of Operations

Three and nine months ended December 31, 2013 compared to the three and nine months ended December 31, 2012

Revenues

Total revenues increased by 18% and 1% to $20.6 million and $67.8 million, respectively, for the three and nine months ended December 31, 2013, respectively, compared to $17.4 million and $67.0 million for the three and nine months ended December 31, 2012, respectively. Our revenues are summarized as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2013	2012	2013	2012
Revenues:
Wind	$13,545	$6,808	$42,937	$35,321
Grid	7,018	10,609	24,893	31,679
Total	$20,563	$17,417	$67,830	$67,000

Our Wind business unit accounted for 66% and 63% of total revenues for the three and nine months ended December 31, 2013, respectively, compared to 39% and 53% for the three and nine months ended December 31, 2012, respectively. Revenues in the Wind business unit increased 99% and 22% to $13.5 million and $42.9 million in the three and nine months ended December 31, 2013, respectively, from $6.8 million and $35.3 million in the three and nine months ended December 31, 2012, respectively. Wind business unit revenues during the three and nine months ended December 31, 2013 increased primarily due to higher revenues from customers in both India and China, partially offset by lower revenues in Korea.

Our Grid business unit accounted for 34% and 37% of total revenues for the three and nine months ended December 31, 2013, respectively, compared to 61% and 47% for the three and nine months ended December 31, 2012. Our Grid business unit revenues decreased 34% and 21% to $7.0 million and $24.9 million in the three and nine months ended December 31, 2013, respectively, from $10.6 million and $31.7 million in the three and nine months ended December 31, 2012, respectively. Grid business unit revenues decreased in the three months ended December 31, 2013 primarily due to lower D-VAR system revenues as a result of a large project in the UK in the prior year period.  Grid business unit revenues decreased in the nine months ended December 31, 2013 primarily due to lower D-VAR revenues from Australian and UK customers.

Project HYDRA is a project with Consolidated Edison, Inc. which is being partially funded by the Department of Homeland Security (“DHS”). DHS is expected to invest up to a total of $29.0 million in the development of a new HTS power grid technology called Resilient Electric Grid systems. This fault current limiting cable system is designed to utilize customized Amperium® HTS wires, and ancillary controls to deliver more power through the grid while also being able to suppress power surges that can disrupt service. On July 8, 2013, DHS committed the additional $8.6 million in funding on Project HYDRA. DHS has now committed 100% of the total expected funding for this project. Consolidated Edison and Southwire Company are our subcontractors on this project. We recorded $0.5 million and $1.6 million of revenue on this project for the three and nine months ended December 31, 2013, respectively, and $0.5 million and $1.7 million for the three and nine months ended December 31, 2012, respectively.

The following table sets forth customers who represented 10% or more of our total revenues for the three and nine months ended December 31, 2013 and 2012:

	Three months ended		Nine months ended
	December 31,		December 31,
	2013	2012	2013	2012
INOX Wind Limited	35%	19%	25%	17%
CSR Zhuzhou Institute Co., Ltd	18%	—%	<10%	<10%
Beijing JINGCHENG New Energy Co., Ltd.	<10%	<10%	22%	17%
CG Power Solutions UK Ltd	—%	21%	<10%	<10%
E.ON Climate & Renewables	<10%	19%	<10%	<10%

Cost of Revenues and Gross Margin

Cost of revenues were $15.9 million and $56.5 million for the three and nine months ended December 31, 2013, respectively, compared to $16.5 million and $53.8 million for the three and nine months ended December 31, 2012, respectively. Gross margin was 22.9% and 16.8% for the three and nine months ended December 31, 2013, respectively, compared to 5.1% and 19.6% for the three and nine months ended December 31, 2012, respectively. The increase in gross margin for the three months ended December 31, 2013 as compared to the same period in fiscal 2012 was primarily due to increased revenues from certain Chinese customers which included amounts for which revenue is recorded at the time of payment, whereas the associated costs were recorded in a prior period, and increased consumption of previously written off inventory in the current year period. The decrease in gross margin for the nine months ended December 31, 2013 was primarily due to non-recurring settlements of certain adverse purchase order liabilities resulting in a benefit to cost of revenues of $8.4 million in the prior year period.

Operating Expenses

Research and development

A portion of our R&D expenditures related to externally funded development contracts has been classified as cost of revenues (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost-sharing funding. Our R&D expenditures are summarized as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2013	2012	2013	2012
R&D expenses per condensed consolidated statements of operations	$2,951	$3,948	$9,061	$11,480
R&D expenditures reclassified as cost of revenues	2,740	3,044	7,675	10,184
R&D expenditures offset by cost-sharing funding	80	40	279	144
Aggregated R&D expenses	$5,771	$7,032	$17,015	$21,808

R&D expenses (exclusive of amounts classified as cost of revenues and amounts offset by cost-sharing funding) decreased by 25% and 21% to $3.0 million and $9.1 million for the three and nine months ended December 31, 2013, respectively, from $3.9 million and $11.5 million for the three and nine months ended December 31, 2012, respectively. The decreases in R&D expenses were driven primarily by the realization of savings from cost reduction actions that were implemented in fiscal 2012. The decreases in R&D expenditures reclassified to costs of revenue were a result of decreased activity under license and development contracts for wind turbine designs compared to the prior year periods. Aggregated R&D expenses, which include amounts classified as cost of revenues and amounts offset by cost-sharing funding, decreased 18% and 22% to $5.8 million and $17.0 million for the three and nine months ended December 31, 2013, respectively, from $7.0 million and $21.8 million for the three and nine months ended December 31, 2012, respectively.

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

Selling, general, and administrative

SG&A expenses decreased by 24% each to $8.2 million and $27.7 million in the three and nine months ended December 31, 2013, respectively, from $10.8 million and $36.3 million in the three and nine months ended December 31, 2012, respectively. The decreases in SG&A expenses were due primarily to the realization of savings from cost reductions actions that were implemented in fiscal 2012 as well as a reduction in legal costs.

Amortization of acquisition related intangibles

We recorded amortization expense related to our core technology and know-how, trade names and trademark intangible assets of $0.1 million and $0.2 million in the three and nine month periods ended December 31, 2013, respectively, compared to $0.1 million and $0.2 million in the three and nine month periods ended December 31, 2012, respectively.

Restructuring and Impairments

We recorded $0.1 million and $0.9 million of restructuring charges in the three and nine months ended December 31, 2013, respectively. We recorded restructuring and impairment charges of $6.7 million and $6.8 million in the three and nine months ended December 31, 2012, respectively. The amounts in the three and nine months ended December 31, 2013 consist primarily of employee severance and benefit costs related to our reduction in force undertaken in July 2013. The amounts in the three and nine months ended December 31, 2012 consist primarily of a long-lived asset impairment charge of $4.5 million recorded in the three months ended December 31, 2012, as well as employee severance and benefit costs of $2.2 million and $2.3 million in the three and nine months ended December 31, 2012, respectively related to our restructuring actions.

Operating loss

Our operating loss is summarized as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2013	2012	2013	2012
Operating (loss) income:
Wind	$1,067	$(5,365)	$(3,207)	$(10,514)
Grid	(4,670)	(6,705)	(15,287)	(18,620)
Unallocated corporate expenses	(3,072)	(8,546)	(8,058)	(12,580)
Total	$(6,675)	$(20,616)	$(26,552)	$(41,714)

Our Wind segment generated an operating profit of $1.1 million and an operating loss of $3.2 million in the three and nine months ended December 31, 2013, respectively, compared to operating losses of $5.4 million and $10.5 million in the three and nine months ended December 31, 2012, respectively. The decreases in Wind business unit operating losses were primarily due to higher gross profit in the three and nine months ended December 31, 2013, due to higher revenues from certain Chinese customers recorded at 100% gross margin as previously discussed and lower operating expenses as a result of cost reduction efforts during fiscal 2012 and 2013, and for the nine month period, partially offset by a gain from the settlement of certain adverse purchase order liabilities in the prior year.

The operating losses in our Grid segment decreased to $4.7 million and $15.3 million in the three and nine months ended December 31, 2013, respectively, compared to $6.7 million and $18.6 million in the three and nine months ended December 31, 2012, respectively. The decreases in the Grid business unit operating losses were primarily due to lower operating expenses in the three and nine months ended December 31, 2013, as a result of our cost reduction actions, partially offset by lower D-VAR revenue, as previously discussed.

Unallocated corporate expenses primarily include stock-based compensation expense of $3.0 million and $7.3 million, and restructuring and impairment charges of $0.1 and $0.9 million, for the three and nine months ended December 31, 2013, respectively.  Unallocated corporate expenses primarily consist of stock-based compensation expense of $1.9 million and $6.0 million, respectively, and restructuring and impairment charges of $6.7 million and $6.8 million, respectively, for the three and nine months ended December 31, 2012, respectively.

Change in fair value of derivatives and warrants

The change in fair value of derivatives and warrants resulted in gains of $0.5 million and $1.9 million in the three and nine months ended December 31, 2013, respectively, compared to gains of $5.2 million and $6.1 million for the three and nine months ended December 31, 2012, respectively. The changes were primarily driven by a lower reduction in our stock price during the three and nine months ended December 31, 2013, compared to the same periods in fiscal 2012, which is a key valuation variable, as well as a reduction in the principal outstanding on the convertible note due to payments to the note holder in shares of common stock.

Interest expense, net

Interest expense, net, was $1.6 million and $7.3 million in the three and nine months ended December 31, 2013, respectively, compared to $4.6 million and $10.2 million in the three and nine months ended December 31, 2012, respectively. The decreases in interest expense were due primarily to lower non-cash interest expense as a result of lower debt discount amortization compared to prior year periods. In addition, there was non-cash interest expense of $1.3 million in the three months ended December 31, 2012 resulting from the discount available to CVI on stock used to settle principal and interest on the convertible note. There were no debt payments made in stock and no discount recorded to non-cash interest expense during the three months ended December 31, 2013.

Other expense, net

Other expense, net, was $0.3 million and $0.9 million in the three and nine months ended December 31, 2013, respectively, compared to $0.1 million and $1.3 million in the three and nine months ended December 31, 2012, respectively. For the three months ended December 31, 2013 and 2012, the increase in other expense, net was primarily due to proceeds of $0.5 million from a sale of a non-operating asset received during the three months ended December 31, 2012, partially offset by lower minority interest recorded from our investment in Blade Dynamics, as we no longer meet the criteria to account for our investment under the equity method.  For the nine months ended December 31, 2013 and 2012, the decrease in other expense, net, was driven primarily by lower minority interest as discussed above.

Income Taxes

In the three and nine months ended December 31, 2013, we recorded an income tax expense of $0.3 million and $0.7 million, respectively, compared to income tax expense of $0.1 million and a benefit of $0.7 million in the three and nine months ended December 31, 2012, respectively. The increases in income tax expense were primarily due to increased income taxes in foreign jurisdictions as well as, with respect to the nine months ended December 31, 2013, withholding taxes for repatriation of funds from certain foreign jurisdictions. The income tax benefit for the nine months ended December 31, 2012 was due primarily to a refund of Chinese income taxes.

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

We define non-GAAP net loss as net loss before adverse purchase commitment (recoveries) losses, net, stock-based compensation, amortization of acquisition-related intangibles, restructuring and impairment charges, Sinovel litigation, consumption of zero cost-basis inventory, changes in fair value of derivatives and warrants, non-cash interest expense, and the other non-cash or unusual items indicated in the table below. We believe non-GAAP net loss assists management and investors in comparing our performance across reporting periods on a consistent basis by excluding these non-cash or non-recurring charges that we do not believe are indicative of our core operating performance. We also regard non-GAAP net loss as a useful measure of operating performance which more closely aligns net loss with cash used in/provided by continuing operations. In addition, we use non-GAAP net loss as a factor in evaluating management’s performance when determining incentive compensation and to evaluate the effectiveness of our business strategies. A reconciliation of non-GAAP to GAAP net loss is set forth in the table below (in thousands, except per share data):

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012
Net loss	$(8,417)	$(20,135)	$(33,553)	$(46,360)
Adverse purchase commitment (recoveries) losses, net	-	(119)	-	(8,428)
Stock-based compensation	3,040	1,929	7,328	5,968
Amortization of acquisition-related intangibles	84	81	247	242
Restructuring and impairment charges	108	6,702	872	6,845
Sinovel litigation	-	(12)	(7)	411
Consumption of zero cost-basis inventory	(1,142)	(602)	(3,635)	(1,389)
Change in fair value of derivatives and warrants	(535)	(5,217)	(1,890)	(6,114)
Non-cash interest expense	1,137	3,867	5,902	8,404
Non-GAAP net loss	$(5,725)	$(13,506)	$(24,736)	$(40,421)
Non-GAAP loss per share	$(0.09)	$(0.26)	$(0.41)	$(0.78)
Weighted average shares outstanding	62,309	52,792	60,578	51,966

We incurred a non-GAAP net loss of $5.7 million and $24.7 million or $0.09 and $0.41 per share, for the three and nine months ended December 31, 2013, respectively, compared to a non-GAAP net loss of $13.5 million and $40.4 million, or $0.26 and $0.78 per share, for the three and nine months ended December 31, 2012, respectively. The decreases in the non-GAAP net loss were driven primarily by lower net losses as a result of cost reductions undertaken in fiscal 2012 and 2013 partially offset by a decrease in adverse purchase commitment recovery from the prior year and lower gains resulting from the change in fair value of derivatives and warrants.

Liquidity and Capital Resources

At December 31, 2013, we had cash, cash equivalents, and restricted cash of $41.7 million, compared to $50.2 million at March 31, 2013, a decrease of $8.5 million. Our cash and cash equivalents, and restricted cash are summarized as follows (in thousands):

	December 31,	March 31,
	2013	2013
Cash and cash equivalents	$35,394	$39,243
Restricted cash	6,306	10,956
Total cash, cash equivalents, marketable securities and restricted cash	$41,700	$50,199

With respect to the unaudited condensed consolidated statement of cash flows, for the nine months ended December 31, 2013, net cash used in operating activities was $18.4 million compared to $40.7 million for the nine months ended December 31, 2012. The decrease in net cash used in operations is due primarily to a lower net loss, net of non-cash adjustments, as well as less cash used for changes in operating asset and liability accounts.

For the nine months ended December 31, 2013, net cash provided by investing activities was $4.4 million, compared to $4.7 million for the nine months ended December 31, 2012. The decrease in net cash provided by investing activities for the nine months ended December 31, 2013 was driven primarily by proceeds from maturity of marketable securities during the nine months ended December 31, 2012, partially offset by the net reduction in restricted cash during the nine months ended December 31, 2013.

For the nine months ended December 31, 2013, net cash provided by financing activities was $9.8 million compared to $32.3 million cash provided by financing activities in the nine months ended December 31, 2012. The decrease in net cash provided by financing activities is primarily due lower proceeds from the issuance of debt during the nine months ended December 31, 2013.

At December 31, 2013, we had $1.4 million of restricted cash included in current assets, and $4.9 million of restricted cash included in long-term assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts. These deposits are held in interest bearing accounts.

We have experienced recurring operating losses and as of December 31, 2013, had an accumulated deficit of $833.7 million. In addition, we have experienced recurring negative operating cash flows, which have resulted in a decrease in our cash balance. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this outcome of this uncertainty. At December 31, 2013 we had cash and cash equivalents of $35.4 million. Cash used in operations for the nine months ended December 31, 2013, was $18.4 million.

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

On December 20, 2012, we entered into an Amendment and Exchange Agreement, (the “First Amendment”) with CVI, which amended the Purchase Agreement. Pursuant to the First Amendment, the Company and CVI exchanged the Initial Note for a new unsecured, senior convertible note, (the “Exchanged Note”). At the time of the exchange, the Exchanged Note had the same principal amount and accrued interest as the Initial Note. The Exchanged Note is convertible into our common stock and has the same scheduled monthly installment payments as the Initial Note. The Exchanged Note provides us with additional flexibility to make monthly installment payments in shares of our common stock. We retain the ability to repay the Exchanged Note in cash. Specifically, the amendments to the Exchanged Note:

•

Allowed us to convert, subject to the satisfaction of certain conditions set forth in the Exchanged Note, (a) at least $2.5 million of the approximately $5.3 million installment amount payable with respect to the January 2013 installment date (including approximately $4.2 million of deferred installment amounts from the period September 4, 2012 to December 3, 2012) into shares of our common stock (on December 21, 2012 we converted $3.8 million in deferred installment amount principal and interest and issued 1,715,443 shares of common stock), and (b) the balance of the January 2013 installment amount in equal amounts on each of the February and March 2013 installment dates;

•	Reduced the price failure equity condition with respect to a particular date of determination from $2.50 to $1.00;
•

Reduced the aggregate daily dollar trading volume equity condition required for at least 25 of the 30 consecutive trading days immediately preceding a date of determination from $1,500,000 to $850,000 per trading day. In addition, if the aggregate daily dollar trading volume is between $50,000 and $850,000, we may still convert into common stock a portion of an installment amount payable with respect to an installment date equal to the quotient of (x) the aggregate daily dollar trading volume, divided by (y) $850,000;

•	Increased CVI’s beneficial ownership limitation under the Exchanged Note from 4.99% to 9.99%; and
•	Reduced the conversion price, from $4.85 per share of our common stock to $3.19 per share of our common stock, subject to certain price-based and other anti-dilution adjustments.

On October 9, 2013, we entered into a Second Amendment and Warrant Exchange Agreement (the “Second Amendment”) with CVI. The Second Amendment further amended the Securities Purchase Agreement, as amended by the First Amendment and Exchange Agreement dated December 20, 2012 (collectively, the “Amended Purchase Agreement”), that we previously entered into with CVI.

Pursuant to the Second Amendment, we and/or CVI (i) waived certain provisions of the Amended Purchase Agreement, and (ii) amended certain provisions of the Exchanged Note, specifically,

—

CVI waived its rights under the Amended Purchase Agreement to participate in (i) specific types of offerings that may be conducted by the Company with respect to our currently effective Registration Statement on Form S-3 (Registration No. 333-191153), and (ii) the issuance of shares of common stock in connection with any settlement of currently outstanding litigation involving us;

—	we and CVI amended the Exchanged Note:
—

to increase the period during which CVI is allowed to accelerate payment in shares of common stock at the then current installment date conversion price from such installment date until the trading day before the next installment notice due date to the entire period from such installment date until the trading day before the next installment date;

—	to increase the aggregate outstanding principal amount under the definition of “permitted senior indebtedness” from $10 million to $15 million; and
—	we and CVI exchanged the Original Warrant for a new Warrant with a reduced exercise price of $2.61 per share of common stock.

On June 5, 2012, we entered into the Term Loan with Hercules, under which we borrowed $10.0 million. After the closing fees and expenses, the net proceeds were $9.7 million. The Term Loan bears an interest rate equal to 11% plus the percentage, if any, in which the prime rate as reported by The Wall Street Journal exceeds 3.75%. We made interest only payments from July 1, 2012 through October 31, 2012, after which we began paying the Term Loan in equal monthly installments ending on December 1, 2014.

On November 15, 2013, we amended the Term Loan with Hercules and entered into the New Term Loan (collectively with the Term Loan, the “Term Loans”), borrowing an additional $10.0 million. After closing fees and expenses, we received net proceeds of $9.8 million.  The New Term Loan also bears the same interest rate as the Term Loan.  We are making interest-only payments from December 1, 2013 to May 31, 2014.  If we achieve certain revenue targets for the six-month period ending March 31, 2014, interest only payments will continue through August 31, 2014.  Once the interest-only period ends, we will repay the New Term Loan in equal monthly installments ending on November 1, 2016.

The Term Loans are secured by substantially all of our existing and future assets, including a mortgage on real property owned by our wholly owned subsidiary, ASC Devens LLC, and located at 64 Jackson Road, Devens, Massachusetts. The Term Loans contain certain covenants that restrict our ability to, among other things, incur or assume certain debt, merge or consolidate, materially change the nature of our business, make certain investments, acquire or dispose of certain assets, make guaranties or grant liens on its assets, make certain loans, advances or investments, declare dividends or make distributions or enter into transactions with affiliates. In addition, the Term Loans contain a covenant which requires us to maintain a minimum unrestricted cash balance in the United States of at least $15.0 million at the inception of the New Term Loan.  This amount will be reduced by $2.5 million for every $5.0 million of net proceeds from the sale of our common stock after November 15, 2013, including those under the ATM, to an amount not lower than $7.5 million or the outstanding combined principal balances of the Term Loans, whichever is lower. The events of default under the Term Loans include, but are not limited to, failure to pay amounts due, breaches of covenants, bankruptcy events, cross defaults under other material indebtedness and the occurrence of a material adverse effect and/or change in control. In the case of a continuing event of default, the lender may, among other remedies, declare due all unpaid principal amounts outstanding and any accrued but unpaid interest and foreclose on all collateral granted to the lender as security under the Term Loans.

We believe we are in and expect to remain in compliance with the covenants and restrictions under the Exchanged Note and the Term Loans as of the date of this Quarterly Report on Form 10-Q. If we fail to stay in compliance with our covenants or experience some other event of default, we may be forced to repay the outstanding principal of one or both of our debt obligations. In the case of the Exchanged Note, such an event of default would also include the requirement to pay a penalty as defined in the agreement. Should this occur, our liquidity would be adversely affected.

On November 15, 2013, we entered into an ATM arrangement, pursuant to which, we may, at our discretion, sell up to $30.0 million our common stock through our sales agent, MLV.   Sales of common stock made under the ATM are made on the NASDAQ Global Market under our previously filed and currently effective Registration Statement on Form S-3 (File No. 333-191153) by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the ATM, we may also sell shares of our common stock through MLV, on the NASDAQ Global Market or otherwise, at negotiated prices or at prices related to the prevailing market price. Under the terms of the ATM, MLV may not engage in any proprietary trading or trading as principal for MLV’s own account. MLV uses its commercially reasonable efforts to sell our common stock from time to time, based upon the our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We pay MLV a commission of up to 3% of the gross proceeds from the sale of shares of our common stock under the ATM. We have also agreed to provide MLV with customary indemnification rights. The offering of common stock pursuant to the ATM will terminate upon the earlier of the sale of all of the common stock subject to the ATM and the termination of the ATM by us or MLV. Either party may terminate the ATM its sole discretion at any time upon written notice to the other party. During the three months ended December 31, 2013, we received net proceeds of $3.3 million, including sales commissions and offering expenses, from sales of approximately 2.4 million shares of our common stock at an average sales price of approximately $1.51 per share under the ATM.

In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we need to increase sales through executing our strategy to broaden our customer base, enter new markets, and commercialize our superconductor product line. Otherwise, we may need to further reduce operating expenses in line with business conditions in order to decrease the amount of cash used in operations. We intend to continue to work with the holder of our convertible note in order to maintain the ability to make monthly amortization payments on the convertible note in shares of common stock. In addition, we are actively seeking to sell our minority investments in Tres Amigas and Blade Dynamics and have recently engaged a financial advisor to assist with that effort.  In addition, we maintain the ability to sell shares of our common stock under the ATM at our discretion to enhance liquidity.

We must successfully execute on our plans to improve operating performance discussed above, raise additional capital either through the sale of one or both of its minority investments, or through the sale of shares of our common stock at our discretion under the ATM, and maintain the ability to pay monthly installment payments under the Exchanged Note in shares of common stock to ensure that we have sufficient cash to fund our operations, capital expenditures and scheduled cash payments under our debt obligations through December 31, 2014. Our ability to pay required monthly installment payments under the Exchanged Note in equity instead of cash is based on certain stock price and trading volume conditions that are outside of our control. If one or both of these equity conditions are not met (absent a waiver from the lender), we may be required to make required monthly installment payments in cash. As of the date of this Quarterly Report on Form 10-Q, we have only made payments to the lender in shares of common stock and as a result the principal balance has been reduced by $14.6 million to $10.4 million through December 31, 2013. If we fail one or both of the equity conditions, we can still make required payments in stock if the lender agrees to waive our compliance with the relevant equity conditions, which it has done in the past. There is no assurance that the lender will provide any waivers in the future. Our liquidity is highly dependent on the factors discussed above and our ability to maintain compliance with the covenants and restrictions on our debt obligations (or obtain waivers from our lenders in the event of non-compliance).  There can be no assurance that we will be able to raise additional capital or sell one or both of these investments on commercially reasonable terms or at all.

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

In September 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The guidance states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently evaluating the impact of adopting ASU 2013-11, but currently do not believe there will be an impact on our consolidated results of operations, financial condition, or cash flow

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

Foreign currency transaction impacts included in net loss were a loss of $0.1 million and $0.2 million for the three and nine months ended December 31, 2013, respectively, and a loss of $0.2 million and gain of $0.2 million for the three and nine months ended December 31, 2012, respectively.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Between April 6, 2011 and May 12, 2011, seven putative securities class action complaints were filed against us and two of our officers in the United States District Court for the District of Massachusetts; one complaint additionally asserted claims against the underwriters who participated in our November 12, 2010 securities offering. On June 7, 2011, the United States District Court for the District of Massachusetts (the “Court”) consolidated these actions under the caption Lenartz v. American Superconductor Corporation, et al., Docket No. 1:11-cv-10582-WGY. On August 31, 2011, Lead Plaintiff, the Plumbers and Pipefitters National Pension Fund, filed a consolidated amended complaint against us, our officers and directors, and the underwriters who participated in our November 12, 2010 securities offering, asserting claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated under the Exchange Act, as well as under sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”). The complaint alleges that during the relevant class period, we and our officers omitted to state material facts and made materially false and misleading statements relating to, among other things, our projected and recognized revenues and earnings, as well as our relationship with Sinovel Wind Group Co., Ltd. (“Sinovel”) that artificially inflated the value of our stock price. The complaint further alleges that our November 12, 2010 securities offering contained untrue statements of material facts and omitted to state material facts required to be stated therein. The plaintiffs seek unspecified damages, rescindment of our November 12, 2010 securities offering, and an award of costs and expenses, including attorney’s fees. All defendants moved to dismiss the consolidated amended complaint. On December 16, 2011, the district court issued a summary order declining to dismiss the Securities Act claims against us and our officers, and taking under advisement the motion to dismiss the Exchange Act claims against us and our officers and the motion to dismiss the Securities Act claims made against the underwriters. On July 26, 2012, the district court dismissed the Exchange Act claims against us and our officers and denied the motion to dismiss the Securities Act claims made against the underwriters. On November 19, 2013, we entered into a Stipulation and Agreement of Settlement (the “Stipulation”), which will resolve the claims asserted against us, certain of our current and former officers and directors, and the underwriters. The terms of the Stipulation provide, among other things, a settlement payment by us of $10.0 million, $8.2 million of which will be funded by our insurers and $1.8 million of which is expected to be paid through the issuance of 944,882 shares of our common stock (the “Settlement Shares”). In the event that the value of the Settlement Shares (as calculated under the Stipulation) decreases as of the effective date of the settlement, we are required to make a cash payment for the difference in value. As of March 31, 2013, we have established a reserve for the anticipated cost to settle this class action litigation. The terms of the Stipulation are subject to approval by the Court following notice to all class members. The issuance of the Settlement Shares is expected to be exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended.  Based on our assessment of the probable losses on this claim, we have recorded a loss contingency of $1.8 million as of December 31, 2013.

Between May 4, 2011 and June 17, 2011, four putative shareholder derivative complaints were filed against us (as a nominal defendant) and certain of our directors in the United States District Court for the District of Massachusetts. On July 5, 2011, the District Court consolidated three of these actions, and that matter is now captioned In re American Superconductor Corporation Derivative Litigation, Docket No. 1:11-cv-10784-WGY. On June 1, 2011, the plaintiff in the fourth action, Marlborough Family Revocable Trust v. Yurek, et al., moved to voluntarily dismiss its complaint and refiled its complaint in Superior Court for the Commonwealth of Massachusetts, Middlesex County. On September 7, 2011, the Marlborough action and another putative shareholder derivative complaint filed in Superior Court for the Commonwealth of Massachusetts were consolidated. That consolidated matter is captioned In re American Superconductor Corporation Shareholder Derivative Litigation, Docket No. 11-1961. On January 12, 2012, an additional shareholder derivative complaint was filed in the Court of Chancery for the State of Delaware. That matter is captioned Krasnoff v. Budhraja, et al., Docket No. 7171. The allegations of the derivative complaints mirror the allegations made in the putative class action complaints described above. The plaintiffs purport to assert claims against the director defendants for breach of fiduciary duty, abuse of control, gross mismanagement, unjust enrichment and corporate waste.  On February 4, 2014, we entered into a Stipulation and Agreement of Settlement (the “Derivative Stipulation”) to settle In re American Superconductor Corporation Derivative Litigation, In re American Superconductor Corporation Shareholder Derivative Litigation, and Krasnoff v. Budhraja, et al., (together, the “Derivative Actions”). The Derivative Actions named certain current and former directors and officers as defendants. The current and former directors and officers named as individual defendants have denied expressly and continue to deny each and all of the claims and contentions alleged against them, and neither the individual defendants nor we have admitted any fault, wrongdoing or concession of liability in connection with the terms of the Derivative Stipulation. The Derivative Stipulation will be filed with the Court within five business days of February 4, 2014. The Derivative Stipulation provides for, among other things, (a) a release of all claims relating to the Derivative Actions for us, the individual defendants, who are all current or former officers and directors, and the plaintiffs; (b) a requirement that we pay to plaintiffs’ counsel $475,000.00 for fees and expenses, which will be fully funded by our insurers; and (c) certain additions to our corporate governance policies, many of which have already been implemented. The Derivative Stipulation remains subject to preliminary and final approval by the Court and certain other conditions, including notice to stockholders. At this time, there can be no assurance that the Derivative Stipulation will receive the required approvals or that the settlement will become final.  Based on our assessment that the probable losses on this claim are insignificant, no loss contingency was recorded as of December 31, 2013.

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

AMERICAN SUPERCONDUCTOR CORPORATION
Date:	February 6, 2014	By:	/s/ David A. Henry
David A. Henry
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.1	Warrant Agreement, dated as of November 15, 2013, between the Registrant and Hercules Technology Growth Capital, Inc.	8-K	000-19672	4.1	11/18/13

4.2	First Amendment, dated November 15, 2013, to the Warrant Agreement, dated as of June 5, 2012, between the Registrant and Hercules Technology Growth Capital, Inc.	8-K	000-19672	4.2	11/18/13

10.1	First Amendment to Loan and Security Agreement, by and between the Registrant and Hercules Technology Growth Capital, Inc., dated as of November 15, 2013.	8-K	000-19672	10.1	11/18/13

10.2	At Market Issuance Sales Agreement, dated as of November 15, 2013, by and between the Registrant and MLV & Co. LLC.	8-K	000-19672	10.2	11/18/13

10.3	First Modification to Mortgage and Security Agreement, dated as of November 15, 2013, by and between the Registrant and Hercules Technology Growth Capital, Inc.					*

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

**

101.INS	XBRL Instance Document.***

101.SCH	XBRL Taxonomy Extension Schema Document. ***

101.CAL	XBRL Taxonomy Calculation Linkbase Document. ***

101.DEF	XBRL Definition Linkbase Document. ***

101.LAB	XBRL Taxonomy Label Linkbase Document. ***

101.PRE	XBRL Taxonomy Presentation Linkbase Document. ***

**	Furnished herewith
***	Submitted electronically herewith

Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet as of December 31, 2013 and March 31, 2013 (ii) Condensed Statements of Operations and Income for the three and nine months ended December 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended December 31, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2013 and 2012, and (v) Notes to Condensed Consolidated Financial Statements.