Form 10-K
period 2014-03-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2014-06-05
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission file number 000-19672

American Superconductor Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-2959321
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
64 Jackson Road Devens, Massachusetts	01434
(Address of Principal Executive Offices)	(Zip Code)

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

(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on September 30, 2013, based on the closing price of the shares of Common Stock on the Nasdaq Global Select Market on that date ($2.34 per share) was $116.4 million.

Number of shares outstanding of the registrant’s Common Stock, as of June 2, 2014 was 79,419,295.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the annual meeting of stockholders scheduled to be held on August 1, 2014, to be filed with the Securities and Exchange Commission (the “SEC”), are incorporated by reference in answer to Part III of this Form 10-K.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that relate to future events or conditions, including without limitation, the statements in Part I, “Item 1A. Risk Factors” and in Part II under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects or our prospective results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain. There are a number of important factors that could materially impact the value of our common stock or cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include: We have a history of operating losses, which may continue in the future. Our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter; We have a history of negative operating cash flows, and we may require additional financing in the future, which may not be available to us; Our Term Loans include certain covenants and other events of default. Should we not comply with these covenants or incur an event of default, we may be required to repay our obligation in cash, which could have an adverse effect on our liquidity; We may be required to issue performance bonds or provide letters of credit, which restricts our ability to access any cash used as collateral for the bonds or letters of credit; Changes in exchange rates could adversely affect our results from operations; If we fail to maintain proper and effective internal controls over financial reporting, our ability to produce accurate and timely financial statements could be impaired and may lead investors and other users to lose confidence in our financial data; Our success in addressing the wind energy market is dependent on the manufacturers that license our designs; Our success is dependent upon attracting and retaining qualified personnel and our inability to do so could significantly damage our business and prospects; We may not realize all of the sales expected from our backlog of orders and contracts; Our financial condition may have an adverse effect on our customer and supplier relationships; Failure to successfully execute the consolidation of our Grid manufacturing operations or achieve expected savings could adversely impact our financial performance; Our business and operations would be adversely impacted in the event of a failure or security breach of our information technology infrastructure; We may not be able to launch operations at our newly leased manufacturing facility in Romania, and, if we are able to do so, we may have manufacturing quality issues, which would negatively affect our revenues and financial position; We rely upon third-party suppliers for the components and subassemblies of many of our Wind and Grid products, making us vulnerable to supply shortages and price fluctuations, which could harm our business; Many of our revenue opportunities are dependent upon subcontractors and other business collaborators; If we fail to implement our business strategy successfully, our financial performance could be harmed; Problems with product quality or product performance may cause us to incur warranty expenses and may damage our market reputation and prevent us from achieving increased sales and market share; New regulations related to conflict-free minerals may force us to incur significant additional expenses; Our contracts with the U.S. government are subject to audit, modification or termination by the U.S. government and include certain other provisions in favor of the government. The continued funding of such contracts remains subject to annual congressional appropriation which, if not approved, could reduce our revenue and lower or eliminate our profit; Many of our customers outside of the United States are, either directly or indirectly, related to governmental entities, and we could be adversely affected by violations of the United States Foreign Corrupt Practices Act and similar worldwide anti-bribery laws outside the United States; We have limited experience in marketing and selling our superconductor products and system-level solutions, and our failure to effectively market and sell our products and solutions could lower our revenue and cash flow; We may acquire additional complementary businesses or technologies, which may require us to incur substantial costs for which we may never realize the anticipated benefits; Our success depends upon the commercial use of high temperature superconductor (HTS) products, which is currently limited, and a widespread commercial market for our products may not develop; Growth of the wind energy market depends largely on the availability and size of government subsidies and economic incentives; We have operations in and depend on sales in emerging markets, including China and India, and global conditions could negatively affect our operating results or limit our ability to expand our operations outside of these countries. Changes in China’s or India’s political, social, regulatory and economic environment may affect our financial performance; Our products face intense competition, which could limit our ability to acquire or retain customers; Our international operations are subject to risks that we do not face in the United States, which could have an adverse effect on our operating results; Adverse changes in domestic and global economic conditions could adversely affect our operating results; We may be unable to adequately prevent disclosure of trade secrets and other proprietary information; Our patents may not provide meaningful protection for our technology, which could result in us losing some or all of our market position; There are a number of technological challenges that must be successfully addressed before our superconductor products can gain widespread commercial acceptance, and our inability to address such technological challenges could adversely affect our ability to acquire customers for our products; We have not manufactured our Amperium wire in commercial quantities, and a failure to manufacture our Amperium wire in commercial quantities at acceptable cost and quality levels would substantially limit our future revenue and profit potential; Third parties have or may acquire patents that cover the materials, processes and technologies we use or may use in the future to manufacture our Amperium products, and our success depends on our ability to license such patents or other proprietary rights; Our technology and products could infringe intellectual property rights of others, which may require costly litigation and, if we are not successful, could cause us to pay substantial damages and disrupt our business; We have filed a demand for arbitration and other lawsuits against our former largest customer, Sinovel, regarding amounts we contend are overdue. We cannot be certain as to the outcome of these proceedings; We have been named as a party in various legal proceedings, and we may be named in additional litigation, all of which will require significant management time and attention, result in significant legal expenses and may result in an unfavorable outcome, which could have a material adverse effect on our business, operating results and financial condition; Our common stock has experienced, and may continue to experience, significant market price and volume fluctuations, which may prevent our stockholders from selling our common stock at a profit and could lead to costly litigation against us that could divert our management’s attention. These and the important factors discussed under the caption “Risk Factors” in Part 1. Item 1A of this Form 10-K for the fiscal year ended March 31, 2014, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Any such forward-looking statements represent management’s estimates as of the date of this Annual Report on Form 10-K. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

PART I

Item 1.	BUSINESS

Overview

American Superconductor Corporation (“AMSC®”) was founded on April 9, 1987. We are a leading provider of megawatt-scale solutions that lower the cost of wind power and enhance the performance of the power grid. In the wind power market, we enable manufacturers to field highly competitive wind turbines through our advanced power electronics products, engineering, and support services. In the power grid market, we enable electric utilities and renewable energy project developers to connect, transmit and distribute power through our transmission planning services and power electronics and superconductor-based products. Our wind and power grid products and services provide exceptional reliability, security, efficiency, and affordability to our customers.

Our company has designed wind turbines for or licensed wind turbine designs to more than 10 wind turbine manufacturing customers including Beijing JINGCHENG New Energy (“JCNE”) in China, Inox Wind Limited (“Inox”) in India, and Hyundai Heavy Industries (“HHI”) in South Korea. We have also served over 100 customers in the grid market since our inception, including American Electric Power and Long Island Power Authority in the United States, EDF Group in France, Korean Electric Power Corporation in Korea and Ergon Energy in Australia. We serve customers globally through a localized sales and field service presence in our core target markets.

Our wind and power grid solutions help to improve energy efficiency, alleviate power grid capacity constraints and increase the adoption of renewable energy generation. Demand for our solutions is driven by the growing needs for renewable sources of electricity, such as wind and solar energy, and for modernized smart grids that improve power reliability, security and quality. Concerns about these factors have led to increased spending by corporations as well as supportive government regulations and initiatives on local, state and national levels, including renewable portfolio standards, tax incentives and international treaties. We estimate that today’s total addressable global market for our wind and grid solutions is approximately $5.0 billion.

We segment our operations into two market-facing business units: Wind and Grid. We believe this market-centric structure enables us to more effectively anticipate and meet the needs of wind turbine manufacturers, power generation project developers and electric utilities.

•

Wind. Through our Windtec SolutionsTM, our Wind business segment enables manufacturers to field wind turbines with exceptional power output, reliability and affordability. We supply advanced power electronics and control systems, license our highly engineered wind turbine designs, and provide extensive customer support services to wind turbine manufacturers. Our design portfolio includes a broad range of drive trains and power ratings of 2 megawatts (“MW”) and higher. We provide a broad range of power electronics and software-based control systems that are highly integrated and redesigned for optimized performance, efficiency, and grid compatibility.

•

Grid. Through our Gridtec SolutionsTM, our Grid business segment enables electric utilities and renewable energy project developers to connect, transmit and distribute power with exceptional efficiency, reliability, security and affordability. We provide transmission planning services that allow us to identify power grid congestion, poor power quality and other risks, which help us determine how our solutions can improve network performance. These services often lead to sales of grid interconnection solutions for wind farms and solar power plants, power quality systems and transmission and distribution cable systems.

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

•

Unique Solutions for the Wind and Grid Markets. We believe we are the only company in the world that provides wind turbine manufacturers with an integrated approach of wind turbine design and engineering, customer support services and power electronics and control systems. We also believe we are the only company in the world that is able to provide transmission planning services, grid interconnection and voltage control systems as well as superconductor-based transmission and distribution systems for power grid operators. This unique scope of supply provides us with greater insight into our customers’ evolving needs and greater cross-selling opportunities.

•

Differentiated Technologies. Our PowerModule™ power converters are based on proprietary software and hardware combinations and are used in a broad array of applications, including our D-VAR® grid interconnection and voltage control systems, as well as our wind turbine electrical control systems. Our proprietary Amperium superconductor wire was engineered to allow us to tailor the product via laminations to meet the electrical and mechanical performance requirements of widely varying end-use applications, including power cables and fault current limiters for the Grid market.

•

Highly Scalable, Low-Cost Manufacturing Platform. We can increase the production of our proprietary power electronics and superconductor technologies at costs that we believe are low relative to our competitors. Our proprietary manufacturing technique for Amperium wires is modular in nature, which allows us to expand manufacturing capacity at a relatively low incremental cost.

•

Robust Patent Position and Engineering Expertise. As of March 31, 2014, we owned more than 415 patents and patent applications worldwide (including international counterparts to U.S. patents), and had rights through exclusive and non-exclusive licenses to more than 280 additional patents and patent applications worldwide. We believe our technology and manufacturing knowledge base, customer and product expertise and patent portfolio provide a strong competitive position.

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

•

Pursue Emerging Overseas Markets and Serve Key Markets Locally. We focus our sales efforts on overseas markets that are investing aggressively in renewable energy and power grid projects, and we have been particularly successful in targeting key Asian markets, including China, India and South Korea. As part of our strategy, we serve our key target markets with local sales and field service personnel, which enables us to understand market dynamics and more effectively anticipate customer needs while also reducing response time. We currently serve target markets such as Australia, Brazil, China, India, and South Korea, and plan to expand locally into other markets in Eastern Europe, Africa and South America.

•

Product Innovation. We have a strong record of developing unique solutions for megawatt-scale power applications and will continue our focus on investing in innovation. Recently, our product development efforts have included our Resilient Electric Grid (“REG”) system for the electricity grid.

•

Pursue Targeted Strategic Alliances. We will continue to pursue strategic business relationships that complement our product portfolio and increase our rate of growth. We have built strategic alliances and close corporate relationships with many industry leaders (including LS Cable, Nexans, Siemens and Vestas) to develop and commercialize our products.

Market opportunities

Our solutions address two substantial global demands:

•	the demand for renewable sources of electricity, and
•	the demand for modernized, smart power grid infrastructure that alleviates capacity constraints and improves electricity reliability, security, and efficiency.

Wind market overview

According to MAKE Consulting (“MAKE”), more than 34,000 MW’s of wind generation capacity were added worldwide in 2013, as compared to nearly 47,000 MW in 2012. Despite the decrease from 2012 to 2013, MAKE believes the industry will resume growth in 2014, expecting more than 48,000 MW to be installed in 2014, with further growth in 2015.

Several factors are expected to drive the future growth in the wind power market, including substantial government incentives and mandates that have been established globally, technological improvements, turbine cost reductions, the development of the offshore wind market and increasing cost competitiveness with existing power generation technologies. Technological advances, declining turbine production cost and increasing prices for some fossil fuels continue to increase the competitiveness of wind versus traditional power generation technologies.

The vast majority of the wind power capacity installed worldwide to date is onshore. In the future, industry analysts anticipate rapid growth in the offshore wind market due to its advantages in terms of both wind patterns and real estate availability. MAKE forecasts a compound annual growth rate (“CAGR”) of 28.3% from 2013 to 2020 with 45 gigawatts (“GW”) of new offshore capacity added globally, led by the UK and China.

Our solutions for the wind market

We address the challenges of the wind power market by designing and engineering wind turbines, providing extensive support services to wind turbine manufacturers and manufacturing and selling critical components for wind turbines.

•

Electrical Control Systems. We provide full electrical control systems or a subset of those systems (“core electrical components”) to manufacturers of wind turbines designed by us. Our electrical control systems regulate voltage, control power flows and maximize wind turbine efficiency, among other functions. To date, we have shipped enough core electrical components and complete electrical control systems to power 15,000 MW of wind power. We believe our electrical control systems represent approximately 10% of a wind turbine’s bill of materials. We believe that our addressable market for electrical control systems was approximately $3.0 billion annually in 2013.

•

Wind Turbine Designs. We design and develop entire state-of-the-art onshore and offshore wind turbines with power ratings of 2 MW’s and higher for manufacturers who are in the business of producing wind turbines or who plan to enter the business of manufacturing wind turbines. These customers typically pay us licensing fees for wind turbine designs and purchase from us the core electrical components or complete electrical control systems needed to operate the wind turbines.

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

Our approach to the wind energy markets allows our customers to use our world-class turbine engineering capabilities while minimizing their research and development costs. These services and our advanced electrical control systems provide our customers with the ability to produce standardized or next-generation wind turbines at scale for their local market or the global market quickly and cost-effectively. Our team of highly experienced engineers’ works with clients to customize turbine designs specifically tailored to local markets while providing ongoing access to field services support and future technological advances. We have designed wind turbines for or have licensed wind turbines to more than 10 wind turbine manufacturers in Europe and Asia.

Grid market overview

Until the early part of the previous decade, transmission grid investment in the United States experienced a prolonged decline caused by uncertainty regarding the ownership of and return on transmission grid investments. This period of underinvestment resulted in an increasing number of grid disturbances and blackouts. A study conducted by researchers at Lawrence Berkeley National Laboratory found that electric power outages and blackouts, whether caused by equipment failures or larger events, such as Hurricane Sandy, cost the United States approximately $80.0 billion annually. These events and statistics have prompted broad recognition worldwide of the need to modernize and enhance the reliability and security of power grids. An increasing number of nations, including China, South Korea and the United States, are promoting the adoption of new smart grid technologies and programs to enhance grid capacity, efficiency and reliability.

Power grid operators worldwide face various challenges, including:

•

Stability. Power grid operators are confronting power quality and stability issues arising from intermittent renewable energy sources and from the capacity limitations of transmission and overhead distribution lines and underground cables.

•

Reliability. Traditional transmission lines and cables often reach their reliable voltage stability limit well below their thermal threshold. Driving more power through a power grid when some lines and cables are operating above their voltage stability limit during times of peak demand can cause either unacceptably low voltage in the power grid (a brownout) or risk of a sudden, uncontrollable voltage collapse (a blackout).

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

•

Efficiency. Most overhead lines and underground cables use traditional conductors such as copper and aluminum, which lose power due to electrical resistance. At transmission voltage, electrical losses average about 7% in the United States and other developed nations, but can exceed 20% in some locations due to the distance of the line, quality of conductor, and the power grid’s architecture and characteristics, among other factors.

•

Security. Catastrophic equipment failures caused by aging equipment, physical and cyber threats, and weather related disasters can leave entire sections of an urban environment without power for hours or days.  It can be difficult to recover from extended power outages in urban load centers, worsening situations where the personal safety of residents and the economic health of business are threatened.

Our solutions for the grid market

We address these challenges in the Grid market by providing services and solutions designed to increase the power grid’s capacity, reliability, security and efficiency. Our sales process begins with our transmission planning services.  Our group of experienced transmission planners works with power grid operators, renewable energy developers, and industrial system operators to identify power grid constraints and determine how our solutions might improve network performance.  These services often lead to sales of grid interconnection solutions for wind farms and solar power plants, power quality systems for utilities and heavy industrial operations and transmission and distribution cable systems.  Our transmission planners work with our customers on the following solutions:

•

Superconductor Wire and Applications. Conventional conductors of electricity, such as aluminum and copper wire, lose energy due to resistance. Using a compound of yttrium barium copper oxide (“YBCO”), we manufacture and provide high-temperature superconductor (“HTS”) wire that can conduct many times more electricity than conventional conductors with no power loss. According to a report by industry research group, Amadee, the market for HTS products is nearly $400.0 million today and is expected to grow to over $2.0 billion by 2019. This wire can be incorporated into a variety of applications that we market, including:

o

Resilient Electric Grid Systems. Our REG systems provide protection against the calamitous effects that follow the loss of critical substation facilities in urban areas.  The REG system provides electric utilities the ability to interconnect nearby substations, enabling them to share transmission connections and excess station capacity, while controlling the high fault currents that naturally result from such interconnections.  The key component to the REG system is a breakthrough cable system that combines very high power handling capacity with fault current limiting characteristics; both features attributable to our proprietary HTS wire.

o

Standalone Fault Current Limiters.  Used in substations, superconductor fault current limiters (“SFCLs”) act as surge protectors for the power grid.  SFCLs can help protect the grid by reducing the destructive nature of faults, extending the life of existing substation equipment and allowing utilities to defer or eliminate equipment replacements or upgrades.  We have collaborated with industry leader Nexans to successfully develop and offer superconductor fault current limiters for medium voltage alternating current (“AC”) networks.

o

Degaussing Ship Protection System.  Degaussing systems reduce a Naval ship’s magnetic signature, making it much more difficult for a mine to detect and damage a ship.  Traditionally made of heavy copper wire, degaussing is required on all Navy combat ships.  Our HTS advanced degaussing system is lightweight, compact, and often outperforms its conventional counterpart.  The HTS system is estimated to enable a 50 to 80 percent reduction in total degaussing system weight, offering significant potential for fuel savings or options to add different payloads.

•

FACTS Systems. Flexible alternating current transmission system – or FACTS – is a system that consists of power electronics and other static components used for controlling power flow and voltage in the AC transmission system.  FACTS products aim to increase controllability and power transfer ability of a network, which allows more effective utilization of existing assets and reduces the need for new transmission lines, and facilities to increase electricity availability.  Our FACTS products include:

o

D-VAR® Systems. The power that flows through AC networks comprises both real power, measured in watts, and reactive power, measured in Volt Amp Reactive (“VARs”). In simple terms, reactive power is required to support voltage in the power network. D-VAR systems can provide the reactive power needed to stabilize voltage on the grid. These systems also can be used to connect wind farms and solar power plants to the power grid seamlessly as well as to protect certain industrial facilities against voltage swells and sags. In a January 2011 report, a research firm, GlobalData, estimated that the global market for FACTS systems such as D-VAR was nearly $1.5 billion in 2010 and that this market would increase to approximately $2.0 billion by 2020.

o

D-SVC Systems. Our D-SVC systems are a cost-effective solution that allow large industrial loads to operate on the AC power system while minimizing the impacts of voltage sags and flicker problems, and also provides dynamic, distribution level voltage regulation and power factor control solutions for utilities.  Our D-SVC system automatically applies VARs on a cycle-by-cycle basis to maintain steady line voltages adjacent to large inductive loads such as motors, welders, arc furnaces and pipeline pumping stations.

Core Technologies

Superconductors

Our second generation (“2G”) HTS wire technology helps us address the smart grid infrastructure market opportunity by providing components and solutions designed to increase the power grid’s capacity, reliability, security and efficiency. Our wire, known as Amperium wire, conducts electricity with zero resistance below about -297 degrees Fahrenheit. Additionally, our 2G wire has the ability to switch to a resistive state whenever a fault current exceeds a predetermined value.  This characteristic is a key enabler to our REG system. The technology can be used in many applications including electricity transmission cables, superconducting generators, voltage regulators and degaussing systems for naval vessels. Superconductor power cables, which are a class of high-capacity, environmentally-benign and easy-to-install transmission and distribution cables, address power grid capacity issues by increasing the thermal limit of existing or new corridors.  Superconductor power cables are cylindrically shaped systems consisting of HTS wires (which conduct electricity) surrounded by electrical insulation encased in a metal or polymeric jacket.

Currently, power cables are made primarily using copper wires. Power cables incorporating our Amperium wire are able to carry up to 10 times the electrical current of copper cables of the same diameter. These cable systems also bring efficiency advantages. Traditional cable systems heat up due to the electrical resistance of copper, causing electrical losses. Electrical losses at transmission voltage average about 7% in the United States and other developed nations, but can exceed 20% in some locations due to the distance of the line and the power grid’s architecture and characteristics, among other factors. Conversely, HTS materials can carry direct current (“DC”) with 100% efficiency and AC with nearly 100% efficiency when they are cooled below a critical temperature. As a result, AC HTS power cables lose significantly less power to resistive heating than copper cables, and DC HTS power cables have no energy losses due to resistive heating.

PowerModule Power Converters

Our family of PowerModule power electronic converters incorporates power semiconductor devices that switch, control and move large amounts of power faster and with far less disruption than the electromechanical switches historically used. While today our PowerModule systems are used primarily in wind and power grid applications, they also have been incorporated into electric motor drives, distributed and dispersed generation devices (micro-turbines, fuel cells and photovoltaics), power quality solutions, batteries and flywheel-based uninterruptible power supplies.

Our wind turbine electrical control systems and our D-VAR systems incorporate our PowerModule technology.

Customers

We have designed wind turbines for or licensed wind turbine designs to more than 10 wind turbine manufacturing customers including JCNE in China, Inox in India, and HHI in South Korea. We have also served over 100 customers in the grid market since our inception, including American Electric Power and Long Island Power Authority in the United States, EDF Group in France, Korean Electric Power Corporation in Korea and Ergon Energy in Australia. We serve customers globally through a localized sales and field service presence in our core target markets.

Facilities and manufacturing

Our primary facilities and their primary functions are as follows:

•	Devens, Massachusetts — Corporate headquarters and superconductors research, development and manufacturing
•	New Berlin, Wisconsin — Power electronics and controls research and development
•	Middleton, Wisconsin — D-VAR system manufacturing
•	Klagenfurt, Austria — Wind turbine engineering
•	Suzhou, China — PowerModule power converter manufacturing for the Chinese market
•	Timisoara, Romania – PowerModule power converter manufacturing for all other markets

Our global footprint also includes sales and field service offices in Australia, Brazil, Germany, India, South Korea, and the United Kingdom.

We recently announced the consolidation of our Grid manufacturing operations in Middleton, WI into our Devens, MA facility and the downsizing of our operations in China.

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

In fiscal 2013, two customers, Inox and JCNE, accounted for approximately 31% and 18%, respectively, of our total revenues.  In fiscal 2012, Inox and JCNE, accounted for approximately 19% and 13%, respectively, of our total revenues. In fiscal 2011, Inox and Doosan Heavy Industries, accounted for approximately 18% and 11%, respectively, of our total revenues.

The portion of total revenue recognized from customers located outside the United States was 87%, 85% and 72% for fiscal 2013, 2012 and 2011, respectively. Of the revenue recognized from customers outside the United States, we recognized 34%, 24% and 31% from customers in China in fiscal 2013, 2012 and 2011, respectively, and we recognized 36%, 23% and 26% from customers in India for fiscal 2013, 2012 and 2011, respectively. For additional financial information, see the notes to consolidated financial statements included herein, including Note 17, “Business Segment and Geographic Information,” regarding our business segments.

Our foreign operations, particularly our operations in China, India and other emerging markets, expose us to a variety of risks.  With respect to China, our financial performance may be affected by China’s political, social, and regulatory and economic environment, including the role of the Chinese government in the Chinese economy, Chinese policies toward economic liberalization, and laws and policies affecting foreign companies, currency exchange rates and other matters.  For a discussion of additional risks associated with our foreign operations, see Item 1A, “Risk Factors – We have operations in and depend on sales in emerging markets, including China and India, and global conditions could negatively affect our operating results or limit our ability to expand our operations outside of these countries.  Changes in China’s or India’s political, social, regulatory and economic environment may affect our financial performance.”

Backlog

We had backlog at March 31, 2014 of approximately $34.7 million from government and commercial customers, compared to $84.7 million at March 31, 2013. Current backlog represents the value of contracts and purchase orders received for which delivery is expected during the next twelve months based on contractually agreed-upon terms. The year over year decrease in backlog is driven primarily by shipments during fiscal 2013 of Wind backlog under longer-term contracts and a slow-down in D-VAR bookings.

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

Grid

We face competition from other companies offering FACTS systems similar to our D-VAR solutions. These include static var compensators (“SVCs”) from ABB, Alstom, AREVA, Mitsubishi Electric and Siemens; adaptive VAR compensators and STATCOMs produced by ABB, Siemens, and S&C Electric; Dynamic voltage restorers (“DVRs”) produced by companies such as ABB and S&C Electric; and flywheels and battery-based uninterruptable power supply (“UPS”) systems offered by various companies around the world.

We face competition both from suppliers of traditional wires made from materials such as copper and from companies who are developing HTS wires. We also face competition for our Amperium wire from a number of companies in the United States and abroad who are developing 2G HTS wire technology. These include Innova, MetOx, Superconductor Technologies and Superpower (a subsidiary of Furukawa) in the United States; Fujikura, Showa and Sumitomo in Japan; SuNAM in South Korea; and Bruker, evico GmbH and Nexans in Europe. Certain companies, including evico GmbH, Nexans, Showa and Sumitomo Electric, have been focusing their research programs more recently on the development of 2G HTS wire made by the same or similar processes we have chosen to use to manufacture our Amperium wire.

Many of our competitors have substantially greater financial resources, research and development, manufacturing and marketing capabilities than we do. In addition, as our target markets develop, other large industrial companies may enter these fields and compete with us.

Patents, licenses and trade secrets

Patent Background

An important part of our business strategy is to develop a strong worldwide patent position in all of our technology areas. Our intellectual property (“IP”) portfolio includes both patents we own and patents we license from others. We devote substantial resources to building a strong patent position, and we believe that we have significantly strengthened our position in the past several years. As of March 31, 2014, we owned (either solely or jointly) 100 U.S. patents and 14 U.S. patent applications on file. We also hold licenses from third parties covering more than 105 issued U.S. patents and patent applications. Together with the international counterparts of each of these patents and patent applications, we own more than 415 patents and patent applications worldwide, and have rights through exclusive and non-exclusive licenses to more than 280 additional patents and patent applications. We believe that our current patent position, together with our expected ability to obtain licenses from other parties to the extent necessary, will provide us with sufficient proprietary rights to develop and sell our products. However, for the reasons described below, we cannot assure you that this will be the case.

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

There are no patents that we own or license expiring during fiscal 2014 that we consider material to our business or competitiveness.

Wind and Grid Patents

We have received patents and filed a significant number of additional patent applications on power quality and reliability systems, including our D-VAR system. Our products are covered by more than 70 patents and patents pending worldwide on both our systems and power converter products. The patents and applications focus on inventions that significantly improve product performance and reduce product costs, thereby providing a competitive advantage. One invention of note allows for a reduction in the number of power inverters required in the system by optimally running the inverters in overload mode, thereby significantly reducing overall system costs. Another important invention uses inverters to offset transients due to capacitor bank switching, which provides improved system performance.

Under our Windtec SolutionsTM brand, we design a variety of wind turbine systems and license these designs, including expertise and patent rights, to third parties for an upfront fee. Our wind turbine designs are covered by more than 50 patents and patents pending worldwide on wind turbine technology. We have patent coverage on the unique design features of our blade pitch control system, which ensures optimal aerodynamic flow conditions on the turbine blades and improves system efficiency and performance. The pitch system includes a patented SafetyLOCK™ feature that causes the blades to rotate to a feathered position to prevent the rotor blades from spinning during a fault.

We recognize the importance of IP protection in China and believe that China is steadily moving toward recognizing and acting in accordance with international norms for IP. As such, we have incorporated China in our patent strategy for all of our various products. Nevertheless, we recognize that the risk of IP piracy is still higher in China than in most other industrialized countries, and so we are careful to limit the technology we provide through our product sales and other expansion plans in China. While we take the steps necessary to ensure the safety of our IP, we cannot assure you that these measures will be fully successful. For example, see Part I, Item 3, “Legal Proceedings,” for more information regarding legal proceedings that we have undertaken against Sinovel Wind Group Co., Ltd (“Sinovel”) alleging the illegal use of our intellectual property.

HTS Patents

Since the discovery of high temperature superconductors in 1986, rapid technical advances have characterized the HTS industry, which in turn have resulted in a large number of patents, including overlapping patents, relating to superconductivity. As a result, the patent situation in the field of HTS technology and products is unusually complex. We have obtained licenses to patents and patent applications covering some HTS materials. We have acquired exclusive rights (through 2017) to a fundamental U.S. patent (U.S. 8,060,169 B1) covering 2G and similar HTS wire and applications. However, we may have to obtain additional licenses to HTS materials.

We are focusing on the production of our Amperium wire, and we intend to continue to maintain a leadership position in 2G HTS wire through a combination of patents, licenses and proprietary expertise. In addition to our owned patents and patent applications in 2G HTS wire, we have obtained licenses from (i) MIT for the MOD process we use to deposit the YBCO layer, (ii) Alcatel-Lucent on the YBCO material, and (iii) the University of Tennessee/Battelle for the RABiTS® process we use for the substrate and buffer layers for this technology. If alternative processes become more promising in the future, we also expect to seek to develop a proprietary position in these alternative processes.

We have a significant number of patents and patents pending covering applications of HTS wire, such as HTS fault current limiting technology including our fault current limiting cable and HTS rotating machines. Since the superconductor rotating machine and the fault current limiting cable applications are relatively new, we are building a particularly strong patent position in these areas. At present, we believe we have the world’s broadest and most fundamental patent position in superconductor rotating machines technology. We have also filed a series of patents on our concept for our proprietary fault current limiting technology. However, there can be no assurance that that these patents will be sufficient to assure our freedom of action in these fields without further licensing from others. See Part I, Item 1A, “Risk Factors,” for more information regarding the status of the commercialization of our Amperium wire products.

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

Employees

As of March 31, 2014, we employed 269 persons. None of our employees are represented by a labor union. Retaining our key employees is important for achieving our goals, and we are committed to developing a working environment that motivates and rewards our employees.

In response to the abrupt change in our business due to the situation with Sinovel, since May 2011 we have undertaken several restructuring actions over the past several years in order to reorganize global operations streamline various functions of the business and reduce our global workforce to match the demand for our products.  Most recently we announced the consolidation of our Grid manufacturing operations in Middleton, WI into our Devens, MA facility and the downsizing of our operations in China.  During this time, we have reduced our global workforce by approximately 68%.

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

We intend to disclose on our website any amendments to, or waivers of, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the SEC or Nasdaq rules.

EXECUTIVE OFFICERS OF THE REGISTRANT

The table and biographical summaries set forth below contain information with respect to our executive officers as of the date of this filing:

Name	Age	Position
Daniel P. McGahn	42	President, Chief Executive Officer and Director
David A. Henry	52	Executive Vice President, Chief Financial Officer and Treasurer
James F. Maguire	58	Executive Vice President, Operations

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

David A. Henry joined us in July 2007 and has been Executive Vice President, Chief Financial Officer, and Treasurer since May 2014, and previously served as Senior Vice President, Chief Financial Officer, and Treasurer from July 2007 to May 2014. He previously served as chief financial officer of AMIS Holdings, Inc., the parent company of AMI Semiconductor, from April 2004 to July 2007. For the previous seven years, Mr. Henry worked at Fairchild Semiconductor International as vice president finance, worldwide operations from November 2002 to April 2004 and as corporate controller from March 1997 to November 2002. He was appointed vice president, corporate controller at Fairchild Semiconductor International in August 1999.

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

Risks Related to Our Financial Performance

We have a history of operating losses, which may continue in the future. Our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter.

We have recorded net losses in each of the last three fiscal years, including a net loss of $56.3 million for the fiscal year ended March 31, 2014, and we are unlikely to be profitable in fiscal 2014. We cannot be certain that we will regain profitability in the future.

There is currently substantial uncertainty in our business, which makes it difficult to evaluate our business and future prospects. In addition, our operating results historically have been difficult to predict and have at times fluctuated from quarter to quarter due to a variety of factors, many of which are outside of our control. As a result of all of these factors, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or any securities analysts that follow our company in any period, the trading price of our common stock would likely decline.

Our operating expenses do not always vary directly with revenue and may be difficult to adjust in the short term. As a result, if revenue for a particular quarter is below our expectations, we may not be able to proportionately reduce operating expenses for that quarter, and therefore such a revenue shortfall would have a disproportionate effect on our operating results for that quarter.

We have a history of negative operating cash flows, and we may require additional financing in the future, which may not be available to us.

As of March 31, 2014, we had approximately $49.4 million of cash, cash equivalents, and restricted cash and during the fiscal year ended March 31, 2014, we used $13.3 million in cash for our operating activities. We have experienced substantial net losses, including a net loss of $56.3 million for the fiscal year ended March 31, 2014. During the past several years, we have reduced our global workforce by approximately 68%. We plan to continue to closely monitor our expenses and if required, will further reduce operating costs and capital spending to enhance liquidity.

On June 5, 2012, we entered into a $10.0 million senior secured term loan, or Term Loan. On November 15, 2013, we amended our Term Loan and entered into a new term loan, or the New Term Loan, to increase the total borrowing capacity to $15.0 million.  We refer to the Term Loan and New Term Loan collectively as the Term Loans.  In addition, we entered into an At Market Issuance Sales Agreement, or ATM, with MLV, for up to $30.0 million in gross proceeds. As of March 31, 2014, we have received net proceeds, including sales commissions and offering expenses, of $7.5 million from sales of approximately 4.9 million shares of our common stock at an average sales price of $1.62 per share. Additional sales under the ATM may be made from time to time at our discretion, which could result in additional dilution to our stockholders. Our liquidity is highly dependent on our ability to profitably grow our revenues, fund monthly obligations under the Term Loans and sell shares of our common stock under the ATM, as required.  In the event that additional liquidity is required, there can be no assurance that such financing would be available or, if available, that such financing could be obtained upon terms acceptable to us.

Our Term Loans include certain covenants and other events of default. Should we not comply with these covenants or incur an event of default, we may be required to repay our obligation in cash, which could have an adverse effect on our liquidity.

Our Term Loans include certain financial and administrative covenants, including a requirement to maintain a minimum unrestricted U.S. cash balance equal to a minimum threshold of $15.0 million.  The minimum threshold decreases by $2.5 million for every $5.0 million of proceeds under the ATM or other equity offering to a minimum of $7.5 million or outstanding principal under the Term Loans, whichever is lower. As of March 31, 2014, the minimum threshold was $12.5 million.

If we fail to stay in compliance with our covenants or suffer some other event of default under the Term Loans, we may be required to repay the outstanding principal. Should this occur, our liquidity would be adversely impacted.

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

Currency exchange rate fluctuations could have an adverse effect on our revenues and results of operations, and we could experience losses with respect to hedging activities. In fiscal 2013, 87% of our revenues were recognized from sales outside the United States. Unfavorable currency fluctuations could require us to increase prices to foreign customers, which could result in lower revenues from such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be adversely affected. In addition, most sales made by our foreign subsidiaries are denominated in the currency of the country in which these products are sold, and the currency they receive in payment for such sales could be less valuable at the time of receipt as a result of exchange rate fluctuations. From time to time, we enter into derivative instruments, including forward foreign exchange contracts and currency options to reduce currency exposure arising from intercompany sales of inventory and exposures arising from the sale of products denominated in one currency while costs are denominated in another. However, we cannot be certain that our efforts will be adequate to protect us against significant currency fluctuations or that such efforts will not expose us to additional exchange rate risks.

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

Hiring and retaining good personnel for our business is challenging, and highly qualified technical personnel are likely to remain a limited resource for the foreseeable future despite current economic conditions and high unemployment levels. We may not be able to hire the necessary personnel to implement our business strategy, including the consolidation of our Grid manufacturing operations in Middleton, Wisconsin into our Devens, Massachusetts facility.  In addition, we may need to provide higher compensation or more training to our personnel than we currently anticipate. Moreover, any officer or employee can terminate his or her relationship with us at any time.

Over the past several years, we have reduced our global workforce by approximately 68% in order to lower expenses, reorganize our global operations, and streamline various functions of the business, to match the demand for our products. Employee retention may be a particularly challenging issue following reductions in workforce and organizational changes since we also must continue to motivate employees and keep them focused on our strategies and goals. If we lose any key personnel, we may not be able to find qualified individuals to replace them, and our business, results of operations and financial condition could be materially adversely affected.

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

Our financial condition may have an adverse effect on our customer and supplier relationships.

Our relationships with our customers and suppliers are predicated on the belief that we will continue to operate. Our customers, particularly in the utility industry, are generally risk averse and may not enter into sales contracts with us if there is uncertainty regarding our ability to continue operating through the term of our warranty obligation. This has had and may continue to have an adverse effect on our ability to grow our revenues. In addition, current and future suppliers may be less likely to grant us credit, resulting in a negative impact on our working capital and cash flows.

Failure to successfully execute the consolidation of our Grid manufacturing operations or achieve expected savings could adversely impact our financial performance.

As part of our effort to streamline various functions of our business, we are in the process of consolidating our Grid manufacturing operations in Middleton, Wisconsin into our Devens, Massachusetts facility. If the consolidation is successful, we expect that our D-VAR® systems will be produced exclusively in Devens, Massachusetts. Moving production to a different plant involves risks, including the inability to commence manufacturing within the cost and timeframe estimated, supply product to customers when expected and hire a sufficient number of qualified personnel to handle production demands. Failure to successfully implement this consolidation could adversely affect our ability to meet customer demand for D-VAR® systems and could increase the cost of production versus projections, both of which could adversely impact our operating and financial results. Further, expenses and cost inefficiencies associated with the consolidation of manufacturing operations, including severance costs and loss of trained employees with knowledge of our business and operations could exceed expectations and negatively impact our financial results. In addition, consolidation is expected to result in restructuring charges that adversely affect our results of operations and financial condition.

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

Despite our implementation of security measures, our systems are vulnerable to damages from computer viruses, natural disasters, unauthorized access and other similar disruptions. Our business is also subject to break-ins, sabotage, and intentional acts of vandalism by third parties as well as employees. Our significant business activities in China may increase our risks to such breaches. For example, a former employee of our Austrian subsidiary pled guilty in September 2011 to charges of economic espionage and fraudulent manipulation of data. The evidence presented during the trial showed that this former employee was contracted by Sinovel through an intermediary while employed by us and improperly obtained and transferred to Sinovel portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines. Moreover, the evidence shows that this former employee illegally used source code to develop, for Sinovel, a software modification to circumvent the encryption and remove technical protection measures on the PM3000 power converters in 1.5MW wind turbines in the field. Any system failure, accident, or security breach could result in disruptions to our operations. To the extent that any disruption or security breach results in a loss or damage to our data, or inappropriate disclosure of confidential information, it could harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

We may not be able to launch operations at our newly leased manufacturing facility in Romania, and, if we are able to do so, we may have manufacturing quality issues, which would negatively affect our revenues and financial position.

We have leased a manufacturing facility in Timisoara, Romania, where we plan to manufacture wind turbine electrical control systems for all other markets apart from the Chinese market. The establishment of a new manufacturing facility entails a number of risks, including the risk that we may not be able to commence manufacturing due to unforeseen events such as a shortage in cash flow, construction issues, the inability to obtain necessary permits or inability to hire qualified personnel. Even if we are able to commence manufacturing at our Romanian facility, we may not be able to do so within the cost and timeframe we anticipate and without impacting operating efficiency. Additionally, we cannot guarantee that the employees we hire to work in our Romanian plant will be able to produce a product that meets our customers’ quality standards. If we experience delays or increased costs, cannot produce a high quality product, or other unforeseen events occur, our business, financial condition and results of operations could be adversely affected.

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

Our ability to implement our business strategy could also be affected by a number of factors beyond our control, such as increased competition, legal developments, government regulation, general economic conditions or increased operating costs or expenses.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo, or DRC, and adjoining countries. As a result, in August 2012 the SEC established new annual disclosure and reporting requirements for those companies who use “conflict” minerals mined from the DRC and adjoining countries in their products. These new requirements require on-going due diligence efforts and could affect the sourcing and availability of minerals used in the manufacture of our products. As a result, we may not be able to obtain materials at competitive prices and there may be significant additional costs associated with completing the due diligence procedures that satisfy the new regulation. In addition, as our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement, and we may incur additional costs as a result of changes to product, processes or sources of supply as a consequence of these new requirements.

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

We may decide to enter into arrangements with third parties for the marketing or distribution of our products, including arrangements in which our products, such as Amperium wire, are included as a component of a larger product, such as a power cable system. By entering into marketing and sales alliances, the financial benefits to us of commercializing our products are dependent on the efforts of others.

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

Risks Related to Our Markets

Our success depends upon the commercial use of high temperature superconductor (HTS) products, which is currently limited, and a widespread commercial market for our products may not develop.

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

At present, the cost of wind energy exceeds the cost of conventional power generation in many locations around the world. Various governments have used different policy initiatives to encourage or accelerate the development and adoption of wind energy and other renewable energy sources. Renewable energy policies are in place in the European Union, certain countries in Asia, including China, India, Japan and South Korea, and many of the states in Australia and the United States. Examples of government- sponsored financial incentives include capital cost rebates, feed-in tariffs, tax credits, net metering and other incentives to end-users, distributors, system integrators and manufacturers of wind energy products to promote the use of wind energy and to reduce dependency on other forms of energy. Governments may decide to reduce or eliminate these economic incentives for political, financial or other reasons. Reductions in, or eliminations of, government subsidies and economic incentives before the wind energy industry reaches a sufficient scale to be cost-effective in a non-subsidized marketplace could reduce demand for our products and adversely affect our business prospects and results of operations.

We have operations in and depend on sales in emerging markets, including China and India, and global conditions could negatively affect our operating results or limit our ability to expand our operations outside of these countries. Changes in China’s or India’s political, social, regulatory and economic environment may affect our financial performance.

We have operations in China and India and, in recent years, a significant portion of our total revenues has been derived from customers in China and India.  Our financial performance depends upon our ability to carry on our operations and market our products in these countries, as well as other emerging markets around the world.  We are, and will continue to be, subject to financial, political, economic and business risks in connection with our operations and sales in these emerging markets. In addition to the business risks inherent in developing and servicing these markets, economic conditions may be more volatile, legal and regulatory systems less developed and predictable, and the possibility of various types of adverse governmental action more pronounced in emerging markets. In addition, inflation, fluctuations in currency and interest rates, competitive factors, civil unrest and labor problems could affect our revenues, expenses and results of operations. Our operations could also be adversely affected by acts of war, terrorism or the threat of any of these events as well as government actions such as controls on imports, exports and prices, tariffs, new forms of taxation, or changes in fiscal regimes and increased government regulation in the countries in which we operate or service customers. Unexpected or uncontrollable events or circumstances in any of these markets could have a material adverse effect on our financial results and cash flows.

With respect to China in particular, our financial performance may be affected by changes in China’s political, social, regulatory and economic environment. For example, new grid interconnection standards are being imposed in China, which has slowed the wind turbine installation growth rate at least temporarily. Such changes mean the Chinese wind market will be subject to substantial uncertainty, which may cause our customers to delay or cancel orders.

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

With respect to our activities in all emerging markets, we may be impacted by issues with managing foreign sales operations, including long payment cycles, potential difficulties in accounts receivable collection and, especially from significant customers, fluctuations in the timing and amount of orders. The adverse effect of any of these issues on our business could be increased due to the concentration of our business with a small number of customers. For instance, the Chinese government has, in the past, restricted lending from banks to companies in China as a means to fight inflation, resulting in a limitation of access to credit. Problems with collections from, or sales to, any one of those customers could reduce our revenue and harm our financial performance. Operations in foreign countries including China also expose us to risks relating to difficulties in enforcing our proprietary rights, currency fluctuations and adverse or deteriorating economic conditions. If we experience problems with obtaining registrations, compliance with foreign country or applicable U.S. laws, or if we experience difficulties in payments or intellectual property matters in foreign jurisdictions, or if significant political, economic or regulatory changes occur, our results of operations would be adversely affected.

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

Our Grid business faces competition from companies offering FACTS systems similar to our D-VAR and SVC solutions. These include SVCs from ABB, Alstom, AREVA, Mitsubishi Electric and Siemens; adaptive VAR compensators and STATCOMs produced by S&C Electric; dynamic voltage restorers produced by companies such as ABB and S&C Electric; and flywheels and battery-based UPS systems offered by various companies around the world.

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

In recent years, a substantial majority of our consolidated revenues were recognized from customers outside of the United States. For example, 87% of our revenues in fiscal 2013 and 85% of our revenues in fiscal 2012 were recognized from sales outside the United States. Our international operations are subject to a variety of risks that we do not face in the United States, including:

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

Many of our superconductor products are in the early stages of commercialization, while others are still under development. There are a number of technological challenges that we must successfully address to complete our development and commercialization efforts for superconductor products. We also believe that several years of further demonstration in the cable, fault current limiter and marine industries may be necessary before a substantial commercial market could develop. We will also need to improve the performance and reduce the cost of our Amperium wire to expand the number of commercial applications for it. We may be unable to meet such technological challenges or to sufficiently improve the performance and reduce the costs of our Amperium wire. Delays in development, as a result of technological challenges or other factors, may result in the introduction or commercial acceptance of our superconductor products later than anticipated.

We have not manufactured our Amperium wire in commercial quantities, and a failure to manufacture our Amperium wire in commercial quantities at acceptable cost and quality levels would substantially limit our future revenue and profit potential.

We are continuing to develop commercial-scale manufacturing processes for our Amperium wire, which are complex and challenging. In order to be able to offer our wire at pricing that we believe will be commercially competitive, we estimate that we will need to have production capacity of millions of meters annually. We may not be able to manufacture satisfactory commercial quantities of Amperium wire of consistent quality with an acceptable yield and cost. Failure to successfully scale up manufacturing of our Amperium wire would result in a significant limitation of our ability to achieve broad market acceptance of our HTS products and of our future revenue and profit potential.

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

On September 13, 2011, we filed a claim for arbitration against Sinovel in Beijing, China to compel Sinovel to pay us for past product shipments and to accept all contracted but not yet delivered core electrical components and spare parts under all existing contracts with us. In addition, we have filed civil complaints in China against Sinovel alleging the illegal use of our intellectual property. Sinovel has filed counterclaims against us with the Beijing Arbitration Commission for breach of the same contracts under which we filed our original arbitration claim. Sinovel claims, among other things, that the goods supplied by us do not conform to the standards specified in the contracts and has claimed net damages in the amount of approximately RMB 1.2 billion ($190.0 million). Sinovel also filed a claim with the Beijing Arbitration Commission against us for breach of the same contracts under which we filed our original arbitration claim. Sinovel claimed, among other things, that the goods supplied by us do not conform to the standards specified in the contracts and claimed damages in the amount of approximately RMB 105.0 million ($17.0 million). As the legal proceedings continue, we and Sinovel may identify additional amounts in dispute. We cannot provide any assurance as to the outcome of these legal actions or that, if we prevail, we ultimately will be able to collect any amounts awarded. Moreover, these legal proceedings could result in the incurrence of significant legal and related expenses, which may not be recoverable depending on the outcome of the litigation. An award by the arbitration panel or court in favor of Sinovel and/or the incurrence of significant legal fees that are not recoverable could adversely impact our operating results. For more information about these legal proceedings, see Part I, Item 3, “Legal Proceedings.”

We have been named as a party in various legal proceedings, and we may be named in additional litigation, all of which will require significant management time and attention, result in significant legal expenses and may result in an unfavorable outcome, which could have a material adverse effect on our business, operating results and financial condition.

We are and may become subject to various legal proceedings and claims that arise in or outside the ordinary course of business. Certain current lawsuits and pending proceedings are described under Part I, Item 3. “Legal Proceedings.”

The results of these lawsuits and future legal proceedings cannot be predicted with certainty. Also, our insurance coverage may be insufficient, our assets may be insufficient to cover any amounts that exceed our insurance coverage, and we may have to pay damage awards or otherwise may enter into settlement arrangements in connection with such claims. Any such payments or settlement arrangements in current or future litigation could have a material adverse effect on our business, operating results or financial condition. Even if the plaintiffs’ claims are not successful, current future litigation could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition. In addition, such lawsuits may make it more difficult to finance our operations.

Risks Related to Our Common Stock

Our common stock has experienced, and may continue to experience, significant market price and volume fluctuations, which may prevent our stockholders from selling our common stock at a profit and could lead to costly litigation against us that could divert our management’s attention.

The market price of our common stock has historically experienced significant volatility and may continue to experience such volatility in the future. Factors such as our financial performance, technological achievements by us and our competitors, the establishment of development or strategic relationships with other companies, strategic acquisitions, new customer orders and contracts, our exposure to, and the disruption in our relationship with Sinovel, and our introduction of commercial products may have a significant effect on the market price of our common stock. The stock market in general, and the stock of high technology companies, in particular, have, in recent years, experienced extreme price and volume fluctuations, which are often unrelated to the performance or condition of particular companies. Such broad market fluctuations could adversely affect the market price of our common stock. Due to these factors, the price of our common stock may decline and investors may be unable to resell their shares of our common stock for a profit. Following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. In the past, we have been subject to a number of class action lawsuits which were filed against us on behalf of certain purchasers of our common stock. If we become subject to additional litigation of this kind in the future, it could result in additional substantial litigation costs, a damages award against us and the further diversion of our management’s attention.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

Our corporate headquarters and Amperium wire manufacturing operations are located in a 355,000-square-foot facility owned by us and located in Devens, Massachusetts.

We also occupy leased facilities located in Middleton and New Berlin, Wisconsin; Suzhou, China; Klagenfurt, Austria; and Timisoara, Romania with a combined total of approximately 316,000 square feet of space. These leases have varying expiration dates through September 2017 which can generally be terminated at our request after a six month advance notice. Our other locations focus primarily on applications engineering, sales and/or field service and do not have significant leases or physical presence. We believe all of these facilities are well-maintained and suitable for their intended uses.

The following table summarizes information regarding our significant leased and owned properties, as of March 31, 2014:

Location	Supporting	Square footage	Owned/Leased
United States
Devens, Massachusetts	Corporate & Grid Segments	355,000	Owned
Middleton, Wisconsin	Grid Segment	35,400	Leased
New Berlin, Wisconsin	Wind & Grid Segments	50,000	Leased
China
Suzhou	Wind Segment	166,000	Leased
Austria
Klagenfurt	Wind Segment	32,000	Leased
Romania
Timisoara	Wind Segment	33,000	Leased

Item 3.	LEGAL PROCEEDINGS

Between April 6, 2011 and May 12, 2011, seven putative securities class action complaints were filed against us and two of our officers in the United States District Court for the District of Massachusetts (the “Court”); one complaint additionally asserted claims against the underwriters who participated in our November 12, 2010 securities offering. On June 7, 2011, the Court consolidated these actions under the caption Lenartz v. American Superconductor Corporation, et al., Docket No. 1:11-cv-10582-WGY. On August 31, 2011, Lead Plaintiff, the Plumbers and Pipefitters National Pension Fund, filed a consolidated amended complaint against us, our officers and directors, and the underwriters who participated in our November 12, 2010 securities offering, asserting claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated under the Exchange Act, as well as under sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended (the “Securities Act”). The complaint alleged that during the relevant class period, we and our officers omitted to state material facts and made materially false and misleading statements relating to, among other things, our projected and recognized revenues and earnings, as well as our relationship with Sinovel that artificially inflated the value of our stock price. The complaint further alleged that our November 12, 2010 securities offering contained untrue statements of material facts and omitted to state material facts required to be stated therein. The plaintiffs sought unspecified damages, rescindment of our November 12, 2010 securities offering, and an award of costs and expenses, including attorney’s fees. All defendants moved to dismiss the consolidated amended complaint. On December 16, 2011, the Court issued a summary order declining to dismiss the Securities Act claims against us and our officers, and taking under advisement the motion to dismiss the Exchange Act claims against us and our officers and the motion to dismiss the Securities Act claims made against the underwriters.  On July 26, 2012, the Court dismissed the Exchange Act claims against us and our officers and denied the motion to dismiss the Securities Act claims made against the underwriters.  On November 19, 2013, we entered into a Stipulation and Agreement of Settlement (the “Stipulation”), which resolved the claims asserted against us, certain of our current and former officers and directors, and the underwriters.  The terms of the Stipulation provide, among other things, a settlement payment by us of $10.0 million, $8.2 million of which will be funded by our insurers and $1.8 million of which is expected to be paid through the issuance of 944,882 shares of our common stock (the “Settlement Shares”).  The terms of the Stipulation were subject to approval by the Court following notice to all class members.  By order entered May 5, 2014, the Court approved the terms of the Stipulation and issued a final judgment dismissing this class action litigation.  The effective date of the settlement is expected to be June 5, 2014.  In the event that the value of the Settlement Shares (as calculated under the Stipulation) decreases as of the effective date of the settlement, we are required to make a cash payment for the difference in value.  As of March 31, 2013, we have established a reserve for the anticipated cost to settle this class action litigation.  The issuance of the Settlement Shares is expected to be exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended.  Based on our assessment of the probable losses on this claim, we have recorded a loss contingency of $1.8 million as of March 31, 2014.

Between May 4, 2011 and June 17, 2011, four putative shareholder derivative complaints were filed against us (as a nominal defendant) and certain of our directors in the Court. On July 5, 2011, the Court consolidated three of these actions, and that matter was captioned In re American Superconductor Corporation Derivative Litigation, Docket No. 1:11-cv-10784-WGY. On June 1, 2011, the plaintiff in the fourth action, Marlborough Family Revocable Trust v. Yurek, et al., moved to voluntarily dismiss its complaint and refiled its complaint in Superior Court for the Commonwealth of Massachusetts, Middlesex County. On September 7, 2011, the Marlborough action and another putative shareholder derivative complaint filed in Superior Court for the Commonwealth of Massachusetts were consolidated. That consolidated matter was captioned In re American Superconductor Corporation Shareholder Derivative Litigation, Docket No. 11-1961. On January 12, 2012, an additional shareholder derivative complaint was filed in the Court of Chancery for the State of Delaware. That matter was captioned Krasnoff v. Budhraja, et al., Docket No. 7171. The allegations of the derivative complaints mirrored the allegations made in the putative class action complaints described above. The plaintiffs purported to assert claims against the director defendants for breach of fiduciary duty, abuse of control, gross mismanagement, unjust enrichment and corporate waste. On February 4, 2014, we entered into a Stipulation and Agreement of Settlement (the “Derivative Stipulation”) to settle In re American Superconductor Corporation Derivative Litigation, In re American Superconductor Corporation Shareholder Derivative Litigation, and Krasnoff v. Budhraja, et al., (together, the “Derivative Actions”). The Derivative Actions named certain current and former directors and officers as defendants. The current and former directors and officers named as individual defendants have denied expressly and continue to deny each and all of the claims and contentions alleged against them, and neither the individual defendants nor we have admitted any fault, wrongdoing or concession of liability in connection with the terms of the Derivative Stipulation. The Derivative Stipulation provides for, among other things, (a) a release of all claims relating to the Derivative Actions for us, the individual defendants, who are all current or former officers and directors, and the plaintiffs; (b) a requirement that we pay to plaintiffs’ counsel approximately $0.5 million for fees and expenses, which will be fully funded by our insurers; and (c) certain additions to our corporate governance policies, many of which have already been implemented. The terms of the Derivative Stipulation were subject to approval by the Court following notice to stockholders. By order entered May 8, 2014, the Court approved the terms of the Derivative Stipulation and issued a final judgment dismissing In re American Superconductor Corporation Derivative Litigation.  Pursuant to the terms of the stipulation, we and the plaintiffs subsequently jointly sought and obtained dismissal of In re American Superconductor Corporation Shareholder Derivative Litigation, and Krasnoff v. Budhraja, et al. The effective date of the settlement is expected to be June 10, 2014. Based on our assessment that the probable losses on this claim are insignificant, no loss contingency was recorded.

On September 13, 2011, we commenced a series of legal actions in China against Sinovel. Our Chinese subsidiary, Suzhou AMSC Superconductor Co. Ltd., filed a claim for arbitration with the Beijing Arbitration Commission in accordance with the terms of our supply contracts with Sinovel. The case is captioned (2011) Jing Zhong An Zi No. 0963. On March 31, 2011, Sinovel refused to accept contracted shipments of 1.5 MW and 3 MW wind turbine core electrical components and spare parts that we were prepared to deliver. We allege that these actions constitute material breaches of our contracts because Sinovel did not give us notice that it intended to delay deliveries as required under the contracts. Moreover, we allege that Sinovel has refused to pay past due amounts for prior shipments of core electrical components and spare parts. We are seeking compensation for past product shipments and retention (including interest) in the amount of approximately RMB 485.0 million ($76.0 million) due to Sinovel’s breaches of our contracts. We are also seeking specific performance of our existing contracts as well as reimbursement of all costs and reasonable expenses with respect to the arbitration. The value of the undelivered components under the existing contracts, including the deliveries refused by Sinovel in March 2011, amounts to approximately RMB 4.6 billion ($720.0 million).

On October 8, 2011, Sinovel filed with the Beijing Arbitration Commission an application under the caption (2011) Jing Zhong An Zi No. 0963, for a counterclaim against us for breach of the same contracts under which we filed our original arbitration claim. Sinovel claimed, among other things, that the goods supplied by us do not conform to the standards specified in the contracts and claimed damages in the amount of approximately RMB 370.0 million ($58.0 million). On October 17, 2011, Sinovel filed with the Beijing Arbitration Commission a request for change of counterclaim to increase its damage claim to approximately RMB 1.0 billion ($157.0 million). On December 22, 2011, Sinovel filed with the Beijing Arbitration Commission an additional request for change of counterclaim to increase its damages claim to approximately RMB 1.2 billion ($190.0 million). On February 27, 2012, Sinovel filed with the Beijing Arbitration Commission an application under the caption (2012) Jing Zhong An Zi No. 0157, against us for breach of the same contracts under which we filed our original arbitration claim. Sinovel claimed, among other things, that the goods supplied by us do not conform to the standards specified in the contracts and claimed damages in the amount of approximately RMB 105.0 million ($17.0 million). We believe that Sinovel’s claims are without merit and we intend to defend these actions vigorously. Since the proceedings in this matter are in relatively early stages, we cannot reasonably estimate possible losses or range of losses at this time.

We also submitted a civil action application to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Yi Zhong Min Chu Zi No. 15524, against Sinovel for software copyright infringement on September 13, 2011. The application alleges Sinovel’s unauthorized use of portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines and the binary code, or upper layer, of our software for the PM3000 power converters in 1.5MW wind turbines. In July 2011, a former employee of our Austrian subsidiary was arrested in Austria on charges of economic espionage and fraudulent manipulation of data. In September 2011, the former employee pled guilty to the charges, and was imprisoned. As a result of our internal investigation and a criminal investigation conducted by Austrian authorities, we believe that this former employee was contracted by Sinovel through an intermediary while employed by us and improperly obtained and transferred to Sinovel portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines. Moreover, we believe the former employee illegally used source code to develop for Sinovel a software modification to circumvent the encryption and remove technical protection measures on the PM3000 power converters in 1.5MW wind turbines in the field. We are seeking a cease and desist order with respect to the unauthorized copying, installation and use of our software, monetary damages of approximately RMB 38.0 million ($6.0 million) for our economic losses and reimbursement of all costs and reasonable expenses. The Beijing No. 1 Intermediate People’s Court accepted the case, which was necessary in order for the case to proceed. In November 2011, Sinovel filed a motion to remove this case from the Beijing No. 1 Intermediate People’s Court and to transfer the matter to the Beijing Arbitration Commission. On February 14, 2012, the court denied Sinovel’s motion to remove the case. On February 21, 2012, Sinovel filed an appeal of the Beijing No. 1 Intermediate People’s Court decision to the Beijing Higher People’s Court. On April 25, 2012, the Beijing Higher People’s Court issued a final Civil Ruling which supports the Beijing No.1 Intermediate People’s Court’s civil ruling and rejected Sinovel’s appeal. Sinovel filed an appeal of the Beijing Higher People’s Court’s decision with China’s Supreme People’s Court. A hearing regarding this appeal was held at the Chinese Supreme People’s Court on October 26, 2012. On November 23, 2012, China’s Supreme People’s Court issued a Civil Ruling, holding that (1) it will conduct a re-trial of Sinovel’s appeal, and (2) the lower court’s decision will be stayed pending the re-trial. China’s Supreme People’s Court conducted a re-trial of Sinovel’s appeal on May 29, 2013. On January 26, 2014, the Supreme People's Court ruled to uphold the Beijing Higher People's Court ruling that the dispute shall be heard by the court. AMSC will now await a hearing date from the Beijing No. 1 Intermediate People's Court.

We submitted a civil action application to the Beijing Higher People’s Court against Sinovel and certain of its employees for trade secret infringement on September 13, 2011 under the caption (2011) Gao Min Chu Zi No. 4193. The application alleges the defendants’ unauthorized use of portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines as described above with respect to the Copyright Action. We are seeking monetary damages of RMB 2.9 billion ($453.0 million) for the trade secret infringement as well as reimbursement of all costs and reasonable expenses. The Beijing Higher People’s Court has accepted the case, which was necessary in order for the case to proceed. On December 22, 2011 the Beijing Higher People’s Court transferred the case to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Gao Min Chu Zi No. 4193. On June 7, 2012, we received an Acceptance Notice from the Beijing No.1 Intermediate People’s Court under the caption (2012) Yi Zhong Min Chu Zi No.6833. In August 2012, Sinovel filed a motion to remove this case from the Beijing No. 1 Intermediate People’s Court and transfer the matter to the Beijing Arbitration Commission. On February 24, 2014, the Beijing No.1 Intermediate People’s Court denied Sinovel’s motion to remove the case. On March 13, 2014, Sinovel filed an appeal of the Beijing No. 1 Intermediate People’s Court decision to the Beijing Higher People’s Court. We are currently awaiting the final decision from the Beijing Higher People’s Court regarding the jurisdiction opposition issue.

On September 16, 2011, we filed a civil copyright infringement complaint in the Hainan Province No. 1 Intermediate People’s Court against Dalian Guotong Electric Co. Ltd. (“Guotong”), a supplier of power converter products to Sinovel, and Huaneng Hainan Power, Inc. (“Huaneng”), a wind farm operator that has purchased Sinovel wind turbines containing Guotong power converter products. The case is captioned (2011) Hainan Yi Zhong Min Chu Zi No. 62. The application alleges that our PM1000 converters in certain Sinovel wind turbines have been replaced by converters produced by Guotong. Because the Guotong converters are being used in wind turbines containing our wind turbine control software, we believe that our copyrighted software is being infringed. We are seeking a cease and desist order with respect to the unauthorized use of our software, monetary damages of RMB 1.2 million ($0.2 million) for our economic losses (with respect to Guotong only) and reimbursement of all costs and reasonable expenses. The court has accepted the case, which was necessary in order for the case to proceed. In addition, upon the request of the defendant Huaneng, Sinovel has been added by the court to this case as a defendant and Huaneng has been released from this case. In December 2011, Sinovel filed a jurisdiction opposition motion requesting dismissal by the Hainan Province No. 1 Intermediate People’s Court, saying the case should be governed by the Beijing Arbitration Commission. On February 3, 2012, we received the Civil Ruling from the court, which granted Sinovel’s motion, and dismissed the entire case. We appealed the court’s ruling to the Hainan Higher Court, which on April 5, 2012 upheld the decision of the Hainan Province No. 1 Intermediate People’s Court. On April 9, 2012, we filed an appeal of the Hainan Higher Court’s decision with China’s Supreme People’s Court. China’s Supreme People’s Court accepted the appeal on May 23, 2012. The case is captioned, (2012) Min Shen Zi No. 630. On December 20, 2012, China’s Supreme People’s Court issued a Civil ruling, holding that (1) it will conduct a re-trial of our appeal and (2) the lower court’s decision will be stayed pending the re-trial. China’s Supreme People’s Court conducted a re-trial of our appeal on May 29, 2013. On January 26, 2014, the Supreme People's Court revoked Hainan No. 1 Intermediate People’s Court and Hainan Higher People’s Court’s rulings and ruled that the case shall be heard by the Hainan No. 1 Intermediate People’s Court. The Hainan No. 1 Intermediate People’s Court accepted the case under the caption (2014) Hainan Yi Zhong Min Chu Zi No. 1.

Ghodawat Energy Pvt Ltd (“Ghodawat”), a company registered in India carrying on the business of wind power development, lodged a Request for Arbitration with the Secretariat of the ICC International Court of Arbitration (the “ICC Court”) on May 12, 2011 and named AMSC Windtec GmbH (“AMSC Austria”) as the Respondent. Under the Request for Arbitration, Ghodawat alleges that AMSC Austria breached an agreement dated March 19, 2008 pursuant to which AMSC Austria granted a license to Ghodawat to manufacture, use, sell, market, erect, commission and maintain certain wind turbines using its technical information and wind turbine design (the “License Agreement”). Under the Request for Arbitration, Ghodawat’s claims in this arbitration amount to approximately €18.0 million ($24.0 million). AMSC Austria filed an Answer to Request for Arbitration and Counterclaim, in which AMSC Austria denied Ghodawat’s claims in their entirety. AMSC Austria has also submitted counterclaims under the License Agreement against Ghodawat in the amount of approximately €6.0 million ($9.0 million). Ghodawat has filed a Reply to Answer to Request for Arbitration and Counterclaim in which it denies AMSC Austria’s counterclaims. On June 3, 2013, the final oral submission hearing was conducted. The final award is pending and the ICC Court has extended the time limit for the Tribunal to render a final award on a number of occasions.  We expect that the award will be issued in 2014; however, we cannot assure you that the issuance of the award will not be delayed. We have recorded a loss contingency based on our assessment of probable losses on this claim; however, this amount is immaterial to our consolidated financial statements.

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

Market Information

Our common stock has been listed on the NASDAQ Global Select Market under the symbol “AMSC” since 1991. The following table sets forth the high and low sales price per share of our common stock as reported on the NASDAQ Global Select Market for the two most recent fiscal years:

	Common Stock
	Price
	High	Low
Fiscal year ended March 31, 2014:
First quarter	$3.06	$2.12
Second quarter	3.06	2.28
Third quarter	2.42	1.37
Fourth quarter	2.68	1.43
Fiscal year ended March 31, 2013:
First quarter	$4.88	$3.47
Second quarter	4.96	3.53
Third quarter	4.18	2.40
Fourth quarter	3.34	2.57

Holders

The number of holders of record of our common stock on June 2, 2014 was 410.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain earnings, if any, to fund the development and growth of our business and do not anticipate paying cash dividends for the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. The Term Loan with Hercules Technology Growth Capital, Inc. which are discussed further in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, prohibit us from paying cash dividends. Prior to its exchange on March 2, 2014, our unsecured, senior convertible note (the “Exchanged Note”) with Capital Ventures International (“CVI”) also prohibited us from paying cash dividends.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from March 31, 2009 to March 31, 2014 with the cumulative total return of (i) the Russell 2000 Index and (ii) the S&P 500 Index. This graph assumes the investment of $100.00 on March 31, 2009 in our common stock, the Russell 2000 Index and the S&P 500 Index, and assumes any dividends are reinvested. Measurement points are March 31, 2010; March 31, 2011; March 31, 2012; March 31, 2013; and March 31, 2014.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among American Superconductor Corporation, the Russell 2000 Index

and the S&P 500 Index

American Superconductor vs. Major Indices
350.00%
300.00%
250.00%
200.00%
150.00%
100.00%
50.00%
0.00%
3/31/2009
5/31/2009
7/31/2009
9/30/2009
11/30/2009
1/31/2010
3/31/2010
5/31/2010
7/31/2010
9/30/2010
11/30/2010
1/31/2011
3/31/2011
5/31/2011
7/31/2011
9/30/2011
11/30/2011
1/31/2012
3/31/2012
5/31/2012
7/31/2012
9/30/2012
11/30/2012
1/31/2013
3/31/2013
5/31/2013
7/31/2013
9/30/2013
11/30/2013
1/31/2014
3/31/2014
AMSC US Equity
RTY Index
SPX Index

Company/Index	3/31/09	3/31/10	3/31/11	3/31/12	3/31/13	3/31/14
American Superconductor Corp.	100.00	166.96	143.67	23.80	15.42	9.30
Russell 2000	100.00	162.64	204.59	204.21	237.58	296.73
S&P 500	100.00	149.75	173.17	187.94	214.17	260.96

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data reflects the results of operations and balance sheet data for the fiscal years ended March 31, 2010 to 2014. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K, in order to understand further the factors that may affect the comparability of the financial data presented below.

	Fiscal year ended March 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)

Revenues	$84,117	$87,419	$76,543	$286,603	$315,955
Net (loss) income	(56,258)	(66,131)	(136,827)	(186,284)	16,248
Net (loss) income per common share - basic	(0.90)	(1.25)	(2.69)	(3.95)	0.37
Net (loss) income per common share - diluted	(0.90)	(1.25)	(2.69)	(3.95)	0.36
Total assets	168,509	216,754	255,056	441,209	400,184
Working capital	35,459	40,428	57,248	174,625	158,234
Cash, cash equivalents, marketable securities and restricted cash	49,421	50,199	66,209	245,475	155,118
Stockholders’ equity	112,259	125,118	164,879	292,855	280,965

Included in the net loss for the fiscal year ended March 31, 2014 was stock-based compensation expense of $10.7 million, restructuring and impairment charges of $3.0 million, a prepaid VAT reserve of $1.4 million, non-cash interest expense of $7.7 million, a loss on extinguishment of debt of $5.2 million and a gain from the change in fair value of warrant and derivatives of $1.9 million. Included in the net loss for the fiscal year ended March 31, 2013 was stock-based compensation expense of $8.1 million, restructuring and impairment charges of $7.9 million, a loss contingency of $1.8 million, non-cash interest expense of $12.4 million as well as gains from the change in fair value of warrant and derivatives and recoveries of adverse purchase commitments of $7.6 million and $7.8 million, respectively. Included in the net loss for the fiscal year ended March 31, 2012 was stock-based compensation expense of $9.9 million, a write-off of an advance payment to The Switch Engineering OY (“The Switch”) of $20.6 million, restructuring and impairment charges of $9.2 million, expense of patent costs of $4.9 million, and Sinovel legal expenses of $5.8 million. Net loss for the fiscal year ended March 31, 2011 included $13.4 million in employee stock-based compensation expense. Also included in net loss for the fiscal year ended March 31, 2011 were charges primarily attributable to events surroundings our largest customer, Sinovel, a manufacturer of wind energy systems in China, including an increase in the provision for excess and obsolete inventory of $63.9 million, loss on adverse purchase commitments of $38.8 million, impairment of goodwill and certain other long-lived assets of $50.0 million and a write-off of prepaid value-added taxes of $5.9 million. Sinovel refused to accept scheduled shipments on March 31, 2011. As a result of subsequent legal actions, we determined that the customer relationship with Sinovel would no longer continue. This impacted the valuation of assets, including inventory and goodwill, as well as the accrual of losses on adverse purchase commitments associated with the purchase of materials to support the manufacture of product for Sinovel. See Item 3, “Legal Proceedings”, for further discussion of the Sinovel matter.

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

Our wind and power grid solutions help to improve energy efficiency, alleviate power grid capacity constraints and increase the adoption of renewable energy generation. Demand for our solutions is driven by the growing needs for renewable sources of electricity, such as wind and solar energy, and for modernized smart grids that improve power reliability, security and quality. Concerns about these factors have led to increased spending by corporations as well as supportive government regulations and initiatives on local, state, national and global levels, including renewable portfolio standards, tax incentives and international treaties.

We manufacture products using two proprietary core technologies: PowerModule programmable power electronic converters and our Amperium high temperature superconductor (“HTS”) wires. These technologies and our system-level solutions are protected by a broad and deep intellectual property portfolio consisting of hundreds of patents and licenses worldwide.

We operate our business under two market-facing business units: Wind and Grid. We believe this market-centric structure enables us to more effectively anticipate and meet the needs of wind turbine manufacturers, power generation project developers and electric utilities.

•

Wind. Through our Windtec Solutions, our Wind business segment enables manufacturers to field wind turbines with exceptional power output, reliability and affordability. We supply advanced power electronics and control systems, license our highly engineered wind turbine designs, and provide extensive customer support services to wind turbine manufacturers. Our design portfolio includes a broad range of drive trains and power ratings of 2 megawatts (“MW”) and higher. We provide a broad range of power electronics and software-based control systems that are highly integrated and redesigned for optimized performance, efficiency, and grid compatibility.

•

Grid. Through our Gridtec Solutions, our Grid business segment enables electric utilities and renewable energy project developers to connect, transmit and distribute power with exceptional efficiency, reliability, security and affordability. The sale process is enabled by transmission planning services that allow us to identify power grid congestion, poor power quality and other risks, which help us determine how our solutions can improve network performance. These services often lead to sales of grid interconnection solutions for wind farms and solar power plants, power quality systems and transmission and distribution cable systems.

Our fiscal year begins on April 1 and ends on March 31. When we refer to a particular fiscal year, we are referring to the fiscal year beginning on April 1 of that same year. For example, fiscal 2013 refers to the fiscal year beginning on April 1, 2013. Other fiscal years follow similarly.

On April 4, 2012, we completed a private placement of a $25.0 million senior convertible note (the “Initial Note”) with Capital Ventures International (“CVI”), an affiliate of Heights Capital Management. On December 20, 2012, we entered into an Amendment and Exchange Agreement (the “Amendment”) with CVI, pursuant to which we exchanged the Initial Note for a new unsecured, senior convertible note (the “Exchanged Note”), which had the same principal amount and accrued interest as the Initial Note at the time of the exchange. On October 9, 2013, we entered into a Second Amendment and Warrant Exchange Agreement (the “Second Amendment”) with CVI which (i) waived certain provisions of the Amended Purchase Agreement, (ii) amended certain provisions of the Exchanged Note, and (iii) exchanged the warrant for a new warrant (the “Exchanged Warrant”), with a reduced exercise price of $2.61 per share of common stock. Other than the reduced exercise price, the Exchanged Warrant has the same terms and conditions as the original warrant.  On March 2, 2014, we entered into an Exchange Agreement with CVI, pursuant to which we exchanged the entire Exchanged Note for approximately 6.6 million shares of common stock and extinguished the debt. On June 5, 2012, we entered into a $10.0 million Loan and Security Agreement (“Term Loan”) with Hercules Technology Growth Capital, Inc. (“Hercules”). On November 15, 2013, we amended the Term Loan with Hercules and entered into a new term loan (“New Term Loan”), borrowing an additional $10.0 million. In addition, on November 15, 2013, we entered into an At Market Sales Arrangement (“ATM”) under which we may, at our discretion, sell up to $30.0 million of shares of our common stock (before expenses) through our sales agent, MLV & Co. LLC (“MLV”). See Liquidity and Capital Resources below for further discussion of these financing arrangements.

We have experienced recurring operating losses and as of March 31, 2014, had an accumulated deficit of $856.4 million. In addition, we have experienced recurring negative operating cash flows. At March 31, 2014, we had cash and cash equivalents of $43.1 million, which compares to cash used in operations of $13.3 million for the year ended March 31, 2014. As of March 31, 2014, there was approximately $22.1 million of availability under our ATM arrangement.  Sales of common stock under the ATM may be made from time to time, at our discretion, in order to enhance liquidity.  In addition, we are actively seeking to sell our minority investments in Tres Amigas and Blade Dynamics and have engaged a financial advisor to assist with that effort. There can be no assurance that we will be able to sell one or both of these investments on commercially reasonable terms or at all.

In response to the Sinovel situation discussed below and challenging market conditions, particularly in the wind power market, from April 1, 2011 through the date of this filing, we have reduced our global workforce by approximately 68%. In addition, we plan to consolidate certain of our office locations. These workforce reductions and planned office consolidations are expected to lower operating costs and enhance liquidity.

Our cash requirements depend on numerous factors, including the successful completion of our product development activities, ability to commercialize our Resilient Electric Grid (“REG”) and degaussing system solutions, rate of customer and market adoption of our products, collecting receivables according to established terms, and the continued availability of U.S. government funding during the product development phase in our Superconductors business. Significant deviations to our business plan with regard to these factors, which are important drivers to our business, could have a material adverse effect on our operating performance, financial condition, and future business prospects. We expect to pursue the expansion of our operations through internal growth, diversification of our customer base, and potential strategic alliances. See below for a discussion of liquidity and capital resources.

In fiscal year 2013, two customers, Inox Wind Limited (“Inox”) and Beijing JINGCHENG New Energy (“JCNE”), accounted for approximately 31% and 18%, respectively, of our total revenues. In fiscal year 2012, Inox and JCNE, accounted for approximately 19% and 13%, respectively, of our total revenues. In fiscal year 2011, Inox and Doosan Heavy Industries, accounted for approximately 18% and 11%, respectively, of our total revenues.

On March 31, 2011, Sinovel Wind Group Co., Ltd. (“Sinovel”) refused to accept contracted scheduled shipments with a revenue value of approximately $65.2 million. In addition, as of March 31, 2011, we had approximately $62.0 million of receivables (excluding value-added tax) outstanding from Sinovel. As of the date of this filing, we have not received payment from Sinovel for these outstanding receivables that are now past due, nor have we been notified as to when, if ever, they will accept contracted shipments that were scheduled for delivery after March 31, 2011. No payment has been received from Sinovel since early March 2011. Because Sinovel did not give us notice that it intended to delay deliveries as required under the contracts, we believe that these actions constitute material breaches of our contracts. Additionally, we believe that Sinovel illegally obtained and used our intellectual property in violation of civil and criminal intellectual property laws.

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

Results of Operations

Fiscal Years Ended March 31, 2014 and March 31, 2013

Revenues

Total revenues decreased by 4% to $84.1 million in fiscal 2013 from $87.4 million in fiscal 2012. Our revenues are summarized as follows (in thousands):

	Fiscal Years Ended
	March 31,
	2014	2013
Revenues:
Wind	$55,608	$44,231
Grid	28,509	43,188
Total	$84,117	$87,419

Revenues in our Wind business unit consist of revenues from wind turbine electrical systems and core components, wind turbine license and development contracts, service contracts and consulting arrangements. Our Wind business unit accounted for 66% of total revenues in fiscal 2013 and 51% in fiscal 2012. Revenues in the Wind business unit increased 26% to $55.6 million in fiscal 2013 from $44.2 million in fiscal 2012. The increase in Wind business unit revenues was driven primarily by higher revenues from Inox and JCNE, partially offset by lower revenues from certain Korean customers.

Revenues in our Grid business unit consist of revenues from our FACTS products including, D-VAR and D-SVC product sales, HTS wire sales, revenues under government-sponsored electric utility projects, and other prototype development contracts. We also engineer, install and commission our products on a turnkey-basis for some customers. The Grid business unit accounted for 34% of total revenues in fiscal 2013 and 49% in fiscal 2012. Grid revenue decreased 34% to $28.5 million in fiscal 2013 from $43.2 million in fiscal 2012. The decrease in revenues was primarily due to lower D-VAR system revenues in existing markets such as United Kingdom and Australia partially offset by higher revenues from customers in emerging markets such as South Africa.

Revenues from Project HYDRA represented 7% and 5% of our Grid business unit’s revenue for fiscal 2013 and 2012, respectively.  Project HYDRA is a project with Consolidated Edison, Inc. which is being partially funded by the Department of Homeland Security (“DHS”). DHS has committed to invest up to a total of $29.0 million in the development of our REG system. REG systems are designed to utilize customized Amperium® HTS wires, and ancillary controls to deliver more power through the grid while also being able to suppress power surges that can disrupt service. On July 8, 2013, DHS committed the final $8.6 million in funding on Project HYDRA. DHS has committed 100% of the total expected funding for this project as of March 31, 2014. Consolidated Edison and Southwire Company are our subcontractors on this project.

Cost of Revenues and Gross Margin

Cost of revenues increased by 1% to $72.9 million in fiscal 2013, compared to $71.9 million in fiscal 2012. Gross margin decreased to 13.4% in fiscal 2013 from 17.7% in fiscal 2012. The decrease in gross margin in fiscal 2013 was driven primarily by recoveries of adverse purchase commitments in fiscal 2012, partially offset by the realization of benefits from cost reduction activities undertaken in fiscal 2013 and fiscal 2012.

Operating Expenses

Research and development

A portion of our R&D expenditures related to externally funded development contracts has been classified as cost of revenues (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost-sharing funding. Our R&D expenditures are summarized as follows (in thousands):

	Fiscal Years Ended
	March 31,
	2014	2013
R&D expenses per consolidated statements of operations	$12,173	$15,325
R&D expenditures reclassified as cost of revenues	10,387	13,226
R&D expenditures offset by cost-sharing funding	292	194
Aggregated R&D expenses	$22,852	$28,745

R&D expenses (exclusive of amounts classified as cost of revenues and amounts offset by cost-sharing funding) decreased by 21% to $12.2 million, or 14% of revenue, for fiscal 2013 from $15.3 million, or 18% of revenue, for fiscal 2012. The decrease in R&D expenses was primarily due to decreased headcount and related labor spending as a result of restructuring activities undertaken in fiscal 2013 and fiscal 2012. The decrease in R&D expenditures reclassified to cost of revenue was primarily driven by a reduction in related spending required to support license and development for our Wind customers. Aggregated R&D expenses, which include amounts classified as cost of revenues and amounts offset by cost-sharing funding, decreased 21% to $22.9 million, or 27% of revenue, for fiscal 2013, compared to $28.7 million, or 33% of revenue, for fiscal 2012. The decrease in fiscal 2013 was driven primarily by the net impact of the factors described above.

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

Selling, general, and administrative

SG&A expenses decreased by 25% to $37.2 million, or 44% of revenue, in fiscal 2013 from $49.7 million, or 57% of revenue, in fiscal 2012. Fiscal 2012 SG&A expenses included approximately $0.7 million in legal expenses related to the issue with Sinovel and $1.8 million for a contingent liability to settle the class action shareholder lawsuit. The decrease in SG&A expenses in fiscal 2013 was primarily due to the benefit from cost reduction activities in fiscal 2013 and fiscal 2012, as well as the aforementioned charges in fiscal 2012.

Amortization of acquisition related intangibles

We recorded $0.3 million in fiscal 2013 and $0.3 million in fiscal 2012 in amortization expense related to our core technology and know-how, and trade names and trademark intangible assets.

Restructuring and impairments

As part of our efforts to re-size the business and reduce costs, we recorded restructuring and impairment charges of $3.0 million in fiscal 2013, compared to $7.9 million in fiscal 2012.  For fiscal 2013, this primarily consists of employee severance costs of $1.7 million and an impairment charge of $1.3 million for our minority investment in Blade Dynamics. For fiscal 2012, these amounts consist primarily of a long-lived asset impairment charge of $5.0 million, employee severance and benefit costs of $2.5 million and facility exit costs of $0.4 million.

Operating loss

Our operating loss is summarized as follows (in thousands):

	Fiscal Years Ended
	March 31,
	2014	2013
Operating loss:
Wind	$(5,213)	$(16,098)
Grid	(22,523)	(23,815)
Unallocated corporate expenses	(13,693)	(17,828)
Total	$(41,429)	$(57,741)

Wind generated an operating loss of $5.2 million in fiscal 2013 compared to an operating loss of $16.1 million in fiscal 2012. The decrease in operating loss for fiscal 2013 was primarily attributable to higher revenues, including revenues recognized upon payment from certain Chinese customers for which costs were previously recognized in a prior year, and the benefit of our cost reduction efforts described above.

Grid operating loss decreased to $22.5 million in fiscal 2013 from $23.8 million in fiscal 2012. The decrease in operating loss for fiscal 2013 is primarily attributed to the benefits from our cost reduction efforts described above partially offset by lower revenues.

Unallocated corporate expenses in fiscal 2013 included restructuring and impairment charges of $3.0 million, and $10.7 million in stock-based compensation expense. Unallocated corporate expenses in fiscal 2012 included restructuring and impairment charges of $7.9 million, $8.1 million in stock-based compensation expense and a loss contingency of $1.8 million related to the class action shareholder lawsuit.

Change in fair value of derivatives and warrants

The change in fair value of derivatives and warrants resulted in gains of $1.9 million in fiscal 2013 and $7.6 million in fiscal 2012.  The gains were driven by mark-to-market adjustments due primarily to our lower stock price on the derivative liabilities and a reduction in the principal outstanding on the convertible note with CVI due to payments to the note holder in shares of common stock.

Loss on Extinguishment of debt

We recorded a $5.2 million loss in fiscal 2013 related to extinguishment of our Exchanged Note with CVI for approximately 6.6 million shares of common stock.

Interest (expense) income, net

Interest expense, net was $9.7 million in fiscal 2013 compared to $14.9 million for fiscal 2012. The decrease in interest expense, net was primarily driven by lower non cash interest expense due to the conversion of the remaining outstanding balance on the Exchanged Note into common stock on March 2, 2014 at a discount.  Since this transaction extinguished the debt, the impact, a charge of $5.2 million, is recorded as a loss on extinguishment of debt as opposed to non-cash interest expense for previous payments made under the note in shares of common stock issued at a discount.

Other expense, net

Other expense, net was $1.0 million in fiscal 2013, compared to $1.3 million in fiscal 2012. The decrease in other expense, net was due primarily to lower minority interest due to accounting for our investment in Blade Dynamics under the cost method in fiscal 2013, compared to the equity method in fiscal 2012, partially offset by a net foreign exchange loss in fiscal 2013, compared to a net gain in fiscal 2012.

Income Taxes

We recorded income tax expense of $0.9 million in fiscal 2013, compared to a benefit of $0.3 million in fiscal 2012. The increase in income tax expense was driven primarily by a refund of Chinese income taxes of $0.9 million in fiscal 2012. Certain asset write-offs in our foreign jurisdictions are considered permanent differences and are not tax deductible.  Other asset write-offs, such as inventory and prepaid value-added taxes in China in fiscal 2010, are not currently deductible and result in deferred tax assets.  Due to uncertainty around the realization of these deferred tax assets, they have been fully reserved as of the end of the fiscal years ended March 31, 2013 and March 31, 2014.

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

The Grid business unit accounted for 49% of total revenues in fiscal year 2012 and 42% in fiscal year 2011. Grid revenue increased 35% to $43.2 million in fiscal 2012 from $31.9 million in fiscal 2011. The increase in revenues was primarily due to higher D-VAR system revenues in the United Kingdom and Australia. Revenues from significant Grid government-funded contracts are summarized as follows (in thousands):

		Revenue earned	Revenue earned for the Year Ended
	Expected total	through	March 31,
Project name	contract value	March 31, 2013	2013	2012
HYDRA	$29,043	$14,519	$2,361	$1,606
LIPA I and II	40,141	40,141	163	1,577
DOE-FCL	7,898	7,536	287	696
Total	$77,082	$62,196	$2,811	$3,879

These significant projects represented 7% and 12% of our Grid business unit’s revenue for fiscal 2012 and 2011, respectively.

On January 7, 2013, DHS committed an additional $1.6 million in funding on Project HYDRA. Of the total $29.0 million in funding expected from DHS, it had committed funding of $20.5 million to us as of March 31, 2013. Consolidated Edison and Southwire Company are our subcontractors on this project.

LIPA II is a project to install an HTS power cable using our Amperium wire for the Long Island Power Authority. This contract was completed during fiscal 2012. DOE-FCL is a project to develop and demonstrate a transmission voltage SuperLimiter fault current limiter (“FCL”). The contract is near completion and we do not anticipate fully reaching the expected total contract value.

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

Interest (expense) income, net

Interest expense, net was $14.9 million in fiscal 2012 compared to interest income, net of $0.2 million in fiscal 2011. The increase in interest expense, net was driven by debt arrangements entered into during fiscal 2012.

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

	Year ended March 31,
	2014	2013	2012

Net loss	$(56,258)	$(66,131)	$(136,827)
Adverse purchase commitment (recoveries) losses, net	-	(7,768)	(1,299)
Stock-based compensation	10,696	8,138	9,864
Amortization of acquisition-related intangibles	287	324	972
Restructuring and impairment charges	2,998	7,922	9,188
Executive severance	-	-	2,066
Sinovel litigation	18	691	5,846
Contingency for shareholder lawsuit	-	1,800	-
Consumption of zero cost-basis inventory	(4,308)	(2,111)	(794)
Prepaid VAT reserve	1,426	-	-
Patent costs	-	-	4,917
Change in fair value of derivatives and warrants	(1,872)	(7,556)	-
Write-off of advance payment	-	-	20,551
Loss on extinguishment of debt	5,197	-	-
Non-cash interest expense	7,713	12,426	-
Non-GAAP net loss	$(34,103)	$(52,265)	$(85,516)

Non-GAAP loss per share	$(0.54)	$(0.98)	$(1.68)
Weighted average shares outstanding - basic and diluted	62,622	53,070	50,842

We generated non-GAAP net loss of $34.1 million, or $0.54 per share, for fiscal 2013, compared to $52.3 million, or $0.98 per share, for fiscal 2012, and a non-GAAP net loss of $85.5 million, or $1.68 per share, for fiscal 2011. The decrease in non-GAAP net loss in fiscal 2013 over 2012 was primarily related to the benefits from cost reductions initiated in fiscal 2012 and fiscal 2013 that were realized in fiscal 2013. The decrease in non-GAAP net loss in fiscal 2012 over 2011 was primarily related to benefits from cost reductions initiated in fiscal 2012 and fiscal 2011 that were realized in fiscal 2012.

Liquidity and Capital Resources

At March 31, 2014, we had cash, cash equivalents, and restricted cash of $49.4 million, compared to $50.2 million at March 31, 2013, a decrease of $0.8 million. Our cash, cash equivalents, and restricted cash are summarized as follows (in thousands):

	March 31,	March 31,
	2014	2013
Cash and cash equivalents	$43,114	$39,243
Restricted cash	6,307	10,956
Total cash, cash equivalents, and restricted cash	$49,421	$50,199

As of March 31, 2014, we had approximately $18.7 million of cash, cash equivalents, and restricted cash in foreign bank accounts.

The decrease in total cash and cash equivalents, and restricted cash was due primarily to cash used in operations, partially offset by the proceeds from our financings in fiscal 2013. See further discussions below.

For fiscal 2013, net cash used in operating activities was $13.3 million, compared to $45.3 million in fiscal 2012. The decrease was primarily driven by a lower net loss and cash generated by working capital in fiscal 2013 compared to cash used for working capital in fiscal 2012. We plan to closely monitor our expenses and, if required, expect to further reduce operating costs and capital spending to enhance liquidity.

For fiscal 2013, net cash provided by investing activities was $4.0 million, compared to $7.4 million in fiscal 2012. The decrease in net cash provided by investing activities was driven primarily by a decrease in proceeds from the maturity of marketable securities of $5.3 million, partially offset by a decrease in capital expenditures of $1.2 million from the prior year.

For fiscal 2013, cash provided by financing activities was $12.8 million, compared to $31.2 million in fiscal 2012. The decrease in cash provided by financing activities is primarily due to the net proceeds received from our debt arrangements in fiscal 2012 and increase in repayment under these debt arrangements in fiscal 2013, partially offset by net proceeds received from the New Term Loan and from sales under the ATM in fiscal 2013.

At March 31, 2014 and 2013, we had $2.9 million and $6.1 million, respectively, of restricted cash included in current assets, and $3.4 million and $4.8 million of restricted cash included in long-term assets as of March 31, 2014 and 2013, respectively. These amounts included in restricted cash primarily represent deposits to secure surety bonds and letters of credit for various supply contracts. These deposits are held in interest bearing accounts.

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

On December 20, 2012, we entered into an Amendment and Exchange Agreement, (the “Amendment”) with CVI, which amended the Purchase Agreement. Pursuant to the Amendment, the Company and CVI exchanged the Initial Note for a new unsecured, senior convertible note, (the “Exchanged Note”).  Among the amendments entered into as part of the Exchanged Note was a reduction in the conversion price from $4.85 per share of our common stock to $3.19 per share of our common stock, subject to certain price based and other anti-dilution adjustments.

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

•	to increase the aggregate outstanding principal amount under the definition of “permitted senior indebtedness” from $10 million to $15 million; and
•	we and CVI exchanged the Original Warrant for a new Warrant with a reduced exercise price of $2.61 per share of common stock.

On March 2, 2014, we entered into an Exchange Agreement with CVI, pursuant to which we exchanged the Exchange Note for approximately 6.6 million shares of our common stock and extinguished the debt.

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

On November 15, 2013, we amended the Term Loan with Hercules and entered into the New Term Loan (collectively with the Term Loan, the “Term Loans”), borrowing an additional $10.0 million. After closing fees and expenses, we received net proceeds of $9.8 million. The New Term Loan also bears the same interest rate as the Term Loan. We made interest-only payments from December 1, 2013 to May 31, 2014. If we achieved certain revenue targets for the six-month period ending March 31, 2014, interest only payments would continue through August 31, 2014. We did not achieve the revenue required to extend this interest only period.  Beginning June 1, 2014, we will repay the New Term Loan in equal monthly installments ending on November 1, 2016.

The Term Loans are secured by substantially all of our existing and future assets, including a mortgage on real property owned by our wholly owned subsidiary, ASC Devens LLC, and located at 64 Jackson Road, Devens, Massachusetts. The Term Loans contain certain covenants that restrict our ability to, among other things, incur or assume certain debt, merge or consolidate, materially change the nature of our business, make certain investments, acquire or dispose of certain assets, make guaranties or grant liens on its assets, make certain loans, advances or investments, declare dividends or make distributions or enter into transactions with affiliates. In addition, the Term Loans contain a covenant which requires us to maintain a minimum unrestricted cash balance (“Minimum Threshold”) in the United States of at least $15.0 million at the inception of the New Term Loan. The Minimum Threshold will be reduced by $2.5 million for every $5.0 million of net proceeds from the sale of our common stock after November 15, 2013, including those under the ATM, to an amount not lower than $7.5 million or the outstanding combined principal balances of the Term Loans, whichever is lower. As of March 31, 2014, the Minimum Threshold was $12.5 million.  The events of default under the Term Loans include, but are not limited to, failure to pay amounts due, breaches of covenants, bankruptcy events, cross defaults under other material indebtedness and the occurrence of a material adverse effect and/or change in control. In the case of a continuing event of default, the lender may, among other remedies, declare due all unpaid principal amounts outstanding and any accrued but unpaid interest and foreclose on all collateral granted to the lender as security under the Term Loans.

We believe we are in and expect to remain in compliance with the covenants and restrictions under the Term Loans as of the date of this Annual Report on Form 10-K. If we fail to stay in compliance with our covenants or experience some other event of default, we may be forced to repay the outstanding principal on the Term Loans.

On November 15, 2013, we entered into an ATM arrangement, pursuant to which, we may, at our discretion, sell up to $30.0 million our common stock through our sales agent, MLV. Sales of common stock made under the ATM are made on the NASDAQ Global Market under our previously filed and currently effective Registration Statement on Form S-3 (File No. 333-191153) by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the ATM, we may also sell shares of our common stock through MLV, on the NASDAQ Global Market or otherwise, at negotiated prices or at prices related to the prevailing market price. Under the terms of the ATM, MLV may not engage in any proprietary trading or trading as principal for MLV’s own account. MLV uses its commercially reasonable efforts to sell our common stock from time to time, based upon the our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We pay MLV a commission of up to 3% of the gross proceeds from the sale of shares of our common stock under the ATM. We have also agreed to provide MLV with customary indemnification rights. The offering of common stock pursuant to the ATM will terminate upon the earlier of the sale of all of the common stock subject to the ATM and the termination of the ATM by us or MLV. Either party may terminate the ATM its sole discretion at any time upon written notice to the other party. During the year ended March 31, 2014, we received net proceeds of $7.5 million, including sales commissions and offering expenses, from sales of approximately 4.9 million shares of our common stock at an average sales price of approximately $1.62 per share under the ATM. During the three months ended March 31, 2014, we received net proceeds of $4.1 million for sales of approximately 2.5 million shares of our common stock at an average sales price of approximately $1.74 per share.

We have experienced recurring operating losses and as of March 31, 2014, had an accumulated deficit of $856.4 million. In addition, we have experienced recurring negative operating cash flows. At March 31, 2014 we had cash and cash equivalents of $43.1 million, which compares to cash used in operations of $13.3 million for the year ended March 31, 2014. As of March 31, 2014, there was approximately $22.1 million of availability under our ATM arrangement.  Sales of common stock under the ATM may be made from time to time, at our discretion, in order to enhance liquidity. In addition, we are actively seeking to sell our minority investments in Tres Amigas and Blade Dynamics and have engaged a financial advisor to assist with that effort. There can be no assurance that we will be able to sell one or both of these investments on commercially reasonable terms or at all.

We believe we have sufficient available liquidity to fund our operations, capital expenditures and scheduled cash payments under our debt obligations through June 30, 2015. Our liquidity is highly dependent on our ability to increase revenues, control our operating costs, our ability to utilize the ATM to raise additional capital at our discretion, and our ability to maintain compliance with the covenants and restrictions on our debt obligations (or obtain waivers from our lender in the event of non-compliance).

Our cash requirements depend on numerous factors, including the successful completion of our product development activities, ability to commercialize our REG and degaussing system solutions, rate of customer and market adoption of our products, collecting receivables according to established terms, and the continued availability of U.S. government funding during the product development phase in our Superconductors business. Significant deviations to our business plan with regard to these factors, which are important drivers to our business, could have a material adverse effect on our operating performance, financial condition, and future business prospects. We expect to pursue the expansion of our operations through internal growth, diversification of our customer base, and potential strategic alliances.

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

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties. Operating leases include minimum payments under leases for our facilities and certain equipment; see Item 2, “Properties,” for more information. Purchase commitments represent enforceable and legally binding agreements with suppliers to purchase goods or services. As of March 31, 2014, we are committed to make the following payments under contractual obligations (in thousands):

		Payments Due by Period
		Less than			More than
	Total	1 year	1-3 Years	3-5 Years	5 Years
Non-cancellable purchase commitments	10,120	$9,816	$304	$-	$-
Senior Term Loan	13,462	6,795	6,667
Operating leases (rent)	4,325	1,647	1,686	614	378
Operating leases (other)	292	117	155	20	-
Total contractual obligations	$28,199	$18,375	$8,812	$634	$378

Recent Accounting Pronouncements

In January 2013, the FASB issued Accounting Standards Update No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU 2013-01). The main objective in developing this update is to address implementation issues about the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. ASU 2013-01 is effective for our first quarter of fiscal 2014. We are currently evaluating the impact of adopting ASU 2013-01, and do not believe there will be a significant impact on our consolidated results of operations, financial condition, or cash flows.

In March 2013, the FASB issued Accounting Standards Update No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05). The objective of the amendments in this update is to resolve the diversity in practice about whether Subtopic 810-10, Consolidation — Overall, or Subtopic 830-30, Foreign Currency Matters — Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this update resolve the diversity in practice for the treatment of business combinations achieved in involving a foreign entity. ASU 2013-05 is effective for fiscal years and interim periods beginning after December 15, 2013. We adopted ASU 2013-05 in the fourth quarter of fiscal 2013, and there were no significant effects on our consolidated results of operations, financial condition, or cash flows.

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

In September 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The guidance states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently evaluating the impact of adopting ASU 2013-11, but currently do not believe there will be an impact on our consolidated results of operations, financial condition, or cash flow.

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued, ASU Revenue from Contracts with Customers 2014-09 (Topic 606)., The guidance substantially converges final standards on revenue recognition between the FASB and IASB providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all exiting revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles.  The ASU is effective for annual reporting periods beginning after December 15, 2016.  We are currently evaluating the impact of adopting ASU 2014-09 to determine the impact, if any, it may have on our current practices.

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

Revenue recognition

We recognize revenue for product sales upon customer acceptance, which can occur at the time of delivery, installation, or post-installation, where applicable, provided persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Existing customers are subject to ongoing credit evaluations based on payment history and other factors. If it is determined that collectability is not reasonably assured, revenue is recognized on a cash basis of accounting. Certain of our contracts involve retention amounts which are contingent upon meeting certain performance requirements through the expiration of the contract warranty periods. For contractual arrangements that involve retention, we recognize revenue for these amounts upon the expiration of the warranty period, meeting the performance requirements and when collection of the fee is reasonably assured.

During fiscal 2010, we determined that a cash basis of accounting was appropriate for certain of our customers in China, except Sinovel, after June 30, 2010 and for Sinovel, after September 30, 2010. Under this method of accounting, cash is applied first against accounts receivable balances, then costs of shipments (inventory and value-added taxes) before recognizing any gross margin. Payments of $3.7 million were received from these customers during the fiscal year ended March 31, 2014, for past shipments and recorded as revenue. We had previously recognized revenues for those customers based on the receipt of shipments but prior to the receipt of payment for such shipments.

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

We enter into sales arrangements that may provide for multiple deliverables to a customer. Sales of certain products may include extended warranty and support or service packages, and at times include performance bonds. As these contracts progress, we continually assesses the probability of a payout from the performance bond. Should we determine that such a payout is likely; we would record a liability. We would reduce revenue to the extent a liability is recorded. In addition, we enter into licensing arrangements that include training services.

Deliverables are separated into more than one unit of accounting when (1) the delivered element(s) have value to the customer on a stand-alone basis, and (2) delivery of the undelivered element(s) is probable and substantially in our control.  In general, revenues are separated between the different product shipments which have stand-alone value, and the various services to be provided. Revenue for product shipments is recognized in accordance with our policy for product sales, while revenues for the services are recognized over the period of performance. We have determined that the licenses have no standalone value to the customer and are not separable from training services as we can only fully transfer the technology knowhow through the training component. Accordingly, we account for these arrangements as a single unit of accounting, and recognize revenue over the period of its performance and milestones that have been achieved. Costs for these arrangements are expensed as incurred. We identify all goods and/or services that are to be delivered separately under a sales arrangement and allocate revenue to each deliverable based on the element’s fair value as determined by vendor-specific objective evidence (“VSOE”), which is the price charged when that element is sold separately, or third-party evidence (“TPE”). When VSOE and TPE are unavailable, fair value is based on our best estimate of selling price utilizing a cost plus reasonable margin consistent with how we have set pricing historically for similar products and services. When our estimates are used to determine fair value, we make our estimates using reasonable and objective evidence to determine the price. We review VSOE and TPE at least annually. If we conclude we are unable to establish fair values for one or more undelivered elements within a multiple-element arrangement using VSOE then we use TPE or the best estimate of the selling price for that unit of accounting, being the price at which the vendor would transact if the unit of accounting were sold by the vendor regularly on a standalone basis.

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

Accounts Receivable

Accounts receivable consist of amounts owed by commercial companies and government agencies. Accounts receivable are stated net of allowances for doubtful accounts. Our accounts receivable relate principally to a limited number of customers. As of March 31, 2014, three customers, Inox, CG Power Solutions UK Ltd., and JCNE, accounted for approximately 20%, 14% and 13%, respectively, of our total receivable balance. As of March 31, 2013, three customers, Inox, CG Power Solutions UK Ltd., and HHI, accounted for approximately 41%, 17% and 11%, respectively, of our total receivable balance. Changes in the financial condition or operations of our customers may result in delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations. As such we may require collateral, advanced payment or other security based upon the customer history and/or creditworthiness. In determining the allowance for doubtful accounts, we evaluate the collectability of accounts receivable based primarily on the probability of recoverability based on historical collection and write-off experience, the age of past due receivables, specific customer circumstances, and current economic trends. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Inventory

Inventories include material, direct labor and related manufacturing overhead, and are stated at the lower of cost or market determined on a first-in, first-out basis. We record inventory when we take delivery and title to the product according to the terms of each supply contract.

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

We recorded inventory reserves of $0.3 million during fiscal 2013 and $2.2 million during fiscal 2012, respectively, based on evaluating our ending inventories for excess quantities and obsolescence. We recorded an inventory reserve of approximately $63.9 million during fiscal 2010 based on our evaluation of forecasted demand in relation to the inventory on hand and market conditions surrounding our products as a result of the assumption that Sinovel and certain other customers in China would fail to meet their contractual obligations and demand that was previously forecasted would fail to materialize. If, in any period, we are able to sell inventories that were not valued or that had been reserved in a previous period, related revenues would be recorded without any offsetting charge to cost of revenues, resulting in a net benefit to its gross margin in that period. In fiscal 2013 and 2012, $4.3 million and $2.1 million, respectively, were recognized as a net benefit to gross margin for inventory previously reserved in fiscal year 2010.

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

Our judgments regarding the existence of impairment indicators are based on market and operational performance. Indicators of potential impairment include:

•	a significant change in the manner in which an asset group is used;
•	a significant decrease in the market value of an asset group;
•	identification of other impaired assets within a reporting unit;

•	a significant adverse change in its business or the industry in which it is sold;
•	a current period operating cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the asset group; and
•	significant advances in our technologies that require changes in our manufacturing process.

In fiscal 2013, 2012 and 2011, in response to challenging liquidity and market conditions we entered into and completed certain restructuring activities, approved by the Board of Directors, in order to reduce costs and align our strategic priorities. Since the restructuring actions impacted all of our operations, we concluded that there were indicators of potential impairment of our long-lived assets in each of these fiscal years and we therefore conducted assessments of the recoverability of these assets by comparing the carrying value of the assets to the pre-tax undiscounted cash flows estimated to be generated by those assets over their remaining book useful lives. Based on the calculations performed by management, the sum of the undiscounted cash flows forecasted to be generated by certain assets were less than the carrying value of those assets. Therefore, there were indications that certain of our assets were impaired and, as a result, we performed additional analysis. An evaluation of the level of impairment was made by comparing the implied fair value of those definite long-lived tangible and intangible assets of its reporting units against their carrying values.

The fair values of the impacted property and equipment were based on what we could reasonably expect to sell each asset from the perspective of a market participant. The determination of the fair value of its property and equipment includes estimates and judgments regarding the marketability and ultimate sales price of individual assets. We utilized market data and approximations from comparable analyses to arrive at the estimated fair values of the impacted property and equipment. The fair values of amortizable intangible assets related to completed technology and trade names were determined using primarily the relief-from-royalty method over the estimated economic lives of those assets from the perspective of a market participant.  During fiscal 2013, we determined that the fair values of these assets were greater than or equal to their carrying values and no impairment charge was recorded. During fiscal 2012 and 2011, we determined that certain of our corporate assets and Grid segment property, plant and equipment were impaired as their carrying values exceeded their fair values. We determined the long-lived assets of our Wind segment were not impaired. Accordingly, for the year ended March 31, 2013 we recorded an impairment charge on certain of our corporate assets and for the years ended March 31, 2013 and March 31, 2012 we recorded impairment charges on certain of our Grid segment property, plant and equipment. For the years ended March 31, 2013 and 2012, these charges totaled $5.0 million and $1.7 million, respectively.

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

We evaluate our permanent reinvestment assertions with respect to foreign earnings at each reporting period. We have not recorded a deferred tax asset for the temporary difference associated with the excess of the tax basis over the book basis in our Austrian subsidiary as the future tax benefit is not expected to reverse in the foreseeable future. We have recorded a deferred tax liability as of March 31, 2014 for the undistributed earnings of our remaining foreign subsidiaries for which we can no longer assert are permanently reinvested. The total amount of undistributed earnings available to be repatriated at March 31, 2014 was $1.5 million resulting in the recording of a $0.5 million net deferred federal and state income tax liability. (See Note 11, “Income Taxes,” of our consolidated financial statements for the results of this assessment.)

Stock-based compensation

We measure compensation cost arising from the grant of share-based payments to employees at fair value and recognize such cost over the period during which the employee is required to provide service in exchange for the award, usually the vesting period. Total stock-based compensation expense recognized during the fiscal years ended March 31, 2014, 2013, and 2012 was $10.7 million, $8.1 million, and $9.9 million, respectively. For awards with service conditions only, we recognize compensation cost on a straight-line basis over the requisite service/vesting period. For awards with performance conditions, accruals of compensation cost are made based on the probable outcome of the performance conditions. The cumulative effect of changes in the probability outcomes are recorded in the period in which the changes occur.

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

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, derivatives, warrants, the Exchanged Note (prior to its exchange on March 2, 2014) and Term Loans. The estimated fair values have been determined through information obtained from market sources and management estimates. The carrying amounts of these instruments approximate fair value as of March 31, 2014. We had identified all of the derivatives associated with the Exchanged Note which included holder change of control redemption rights, issuer optional redemption rights, sale redemption rights and a feature to convert the Exchanged Note into equity at the holder’s option. The derivative liability was subject to revaluation at each balance sheet date, and any change in fair value was recorded as a change in fair value in other income (expense) until the earlier of their exercise or expiration of the derivatives associated with the Exchanged Note. We relied on assumptions in a lattice model to determine the fair value of the derivative liability. We had appropriately valued the derivative liability within Level 3 of the valuation hierarchy. Warrants were issued in conjunction with the Exchanged Note and Term Loans. These warrants are subject to revaluation at each balance sheet date, and any change in fair value will be recorded as a change in fair value in other income (expense) until the earlier of the warrants’ exercise or expiration. We rely on assumptions used in a lattice model to determine the fair value of the warrants. We have appropriately valued the warrants within Level 3 of the valuation hierarchy.

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

Foreign currency transaction gains (losses), are included in net income and were ($0.1) million, $1.0 million and $3.1 million for the fiscal years ended March 31, 2014, 2013 and 2012, respectively.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

American Superconductor Corporation

We have audited the accompanying consolidated balance sheet of American Superconductor Corporation and subsidiaries (the “Company”) as of March 31, 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year then ended, and the financial statement schedule of American Superconductor Corporation and subsidiaries listed in Item 15 for the year ended March 31, 2014. We also have audited the Company’s internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over these financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Superconductor Corporation and its subsidiaries as of March 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America, and in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.  Also in our opinion, American Superconductor Corporation and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

/s/ McGladrey, LLP

Boston, Massachusetts
June 5, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

American Superconductor Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated  statements of operations, of comprehensive (loss) income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of American Superconductor Corporation and its subsidiaries at March  31, 2013, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the 2013 and 2012 information presented in the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.   These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

June 14, 2013

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	March 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$43,114	$39,243
Accounts receivable, net	7,556	18,864
Inventory	20,694	33,473
Prepaid expenses and other current assets	9,004	22,469
Restricted cash	2,913	6,136
Total current assets	83,281	120,185

Property, plant and equipment, net	64,574	74,626
Intangibles, net	1,995	2,749
Restricted cash	3,394	4,820
Deferred tax assets	7,724	5,354
Other assets	7,541	9,020

Total assets	$168,509	$216,754

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$21,764	$31,578
Note payable, current portion, net of discount of $555 as of March 31, 2014 and $458 as of March 31, 2013	6,240	4,158
Convertible note, current portion, net of discount of $4,289 as of March 31, 2013	-	4,610
Derivative liabilities	2,601	4,162
Deferred revenue	9,456	29,805
Deferred tax liabilities	7,761	5,444
Total current liabilities	47,822	79,757

Note payable, net of discount of $287 as of March 31, 2014 and $95 as of March 31, 2013	6,380	3,367
Convertible note, net of discount of $600 as of March 31, 2013	-	5,881
Deferred revenue	990	1,340
Other liabilities	1,058	1,291
Total liabilities	56,250	91,636

Commitments and contingencies (Note 13)

Stockholders' equity:
Common stock, $0.01 par value, 150,000,000 shares authorized; 78,929,903 and 60,300,466 shares issued and outstanding at March 31, 2014 and 2013, respectively	789	603
Additional paid-in capital	966,390	923,847
Treasury stock, at cost, 57,046 shares at March 31, 2014	(370)	(313)
Accumulated other comprehensive income	1,839	1,112
Accumulated deficit	(856,389)	(800,131)
Total stockholders' equity	112,259	125,118

Total liabilities and stockholders' equity	$168,509	$216,754
The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended March 31,
	2014	2013	2012

Revenues	$84,117	$87,419	$76,543

Cost and operating expenses:
Cost of revenues	72,858	71,937	82,882
Research and development	12,173	15,325	27,271
Selling, general and administrative	37,230	49,652	72,118
Restructuring and impairments	2,998	7,922	9,188
Write-off of advance payment	-	-	20,551
Amortization of acquisition related intangibles	287	324	972
Total operating expenses	125,546	145,160	212,982

Operating loss	(41,429)	(57,741)	(136,439)

Change in fair value of derivatives and warrants	1,872	7,556	-
Loss on extinguishment of debt	(5,197)	-	-
Interest (expense) income, net	(9,661)	(14,948)	243
Other (expense) income, net	(991)	(1,262)	738

Loss before income tax (benefit) expense	(55,406)	(66,395)	(135,458)

Income tax (benefit) expense	852	(264)	1,369

Net loss	$(56,258)	$(66,131)	$(136,827)

Net loss per common share
Basic	$(0.90)	$(1.25)	$(2.69)
Diluted	$(0.90)	$(1.25)	$(2.69)

Weighted average number of common shares outstanding
Basic	62,622	53,070	50,842
Diluted	62,622	53,070	50,842

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year ended March 31,
	2014	2013	2012

Net loss	$(56,258)	$(66,131)	$(136,827)

Other comprehensive (loss) income, net of tax:
Foreign currency translation (losses) gains	727	(887)	(1,790)
Unrealized losses on investments	-	(28)	-
Total other comprehensive (loss) income, net of tax	727	(915)	(1,790)
Comprehensive loss	$(55,531)	$(67,046)	$(138,617)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional		Accumulated Other		Total
	Number	Par	Paid-in	Treasury	Comprehensive	Accumulated	Stockholders'
	of Shares	Value	Capital	Stock	Income (Loss)	Deficit	Equity
Balance at March 31, 2011	50,719	$507	$885,704	$-	$3,817	$(597,173)	$292,855
Exercise of stock options	3	-	24	-	-	-	24
Issuance of common stock - ESPP	89	1	303	-	-	-	304
Issuance of common stock - restricted shares	698	7	(7)	-	-	-	-
Stock-based compensation expense	-	-	9,864	-	-	-	9,864
Issuance of stock for calendar 2011 401(k) match	127	1	719	-	-	-	720
Contingent consideration	350	4	(4)	-	-	-	-
Treasury stock, at cost	-	-	-	(271)	-	-	(271)
Cumulative translation adjustment	-	-	-	-	(1,790)	-	(1,790)
Net loss	-	-	-	-	-	(136,827)	(136,827)
Balance at March 31, 2012	51,986	$520	$896,603	$(271)	$2,027	$(734,000)	$164,879
Exercise of stock options	-	-	2	-	-	-	2
Issuance of common stock - ESPP	100	1	289	-	-	-	290
Issuance of common stock - restricted shares	2,463	25	1,594	-	-	-	1,619
Stock-based compensation expense	-	-	8,138	-	-	-	8,138
Issuance of stock for calendar 2012 401(k) match	158	2	537	-	-	-	539
Issuance of common stock to settle liabilities	5,593	55	16,684				16,739
Treasury stock, at cost	-	-	-	(42)	-	-	(42)
Net unrealized losses on investments	-	-	-	-	(28)	-	(28)
Cumulative translation adjustment	-	-	-	-	(887)	-	(887)
Net loss	-	-	-	-	-	(66,131)	(66,131)
Balance at March 31, 2013	60,300	$603	$923,847	$(313)	$1,112	$(800,131)	$125,118
Issuance of common stock - ESPP	100	1	167	-	-	-	168
Issuance of common stock - restricted shares	1,780	18	484	-	-	-	502
Stock-based compensation expense	-	-	10,696	-	-	-	10,696
Issuance of stock for calendar 2013 401(k) match	208	2	423	-	-	-	425
Issuance of common stock-ATM, net of costs	4,873	49	7,409	-	-	-	7,458
Issuance of common stock to settle liabilities	11,669	116	23,364				23,480
Treasury stock, at cost	-	-	-	(57)	-	-	(57)
Cumulative translation adjustment	-	-	-	-	727	-	727
Net loss	-	-	-	-	-	(56,258)	(56,258)
Balance at March 31, 2014	78,930	$789	$966,390	$(370)	$1,839	$(856,389)	$112,259

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended March 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(56,258)	$(66,131)	$(136,827)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	10,615	13,054	15,455
Stock-based compensation expense	10,696	8,138	9,864
Write-off of advanced payment to The Switch	-	-	20,551
Patent costs	-	-	4,917
Restructuring charges, net of payments	167	902	2,798
Impairment of long-lived and intangible assets	1,265	4,984	1,715
Provision for excess and obsolete inventory	316	2,230	4,357
Adverse purchase commitment losses (recoveries), net	-	(7,768)	(1,299)
Prepaid VAT reserve	1,426	-	-
Loss on minority interest investments	1,008	2,231	2,407
Change in fair value of derivatives and warrants	(1,872)	(7,556)	-
Loss on extinguishment of debt	5,197	-	-
Non-cash interest expense	7,713	12,426	-
Other non-cash items	1,813	2,427	771
Changes in operating asset and liability accounts:
Accounts receivable	11,379	(751)	(4,820)
Inventory	13,043	(6,457)	(7,528)
Prepaid expenses and other current assets	12,512	8,887	1,685
Accounts payable and accrued expenses	(10,861)	(21,864)	(64,148)
Deferred revenue	(21,426)	9,977	9,060
Net cash used in operating activities	(13,267)	(45,271)	(141,042)

Cash flows from investing activities:
Purchase of property, plant and equipment	(278)	(1,430)	(10,895)
Proceeds from the sale of property, plant and equipment	54	136	-
Proceeds from the maturity of marketable securities	-	5,276	110,117
Change in restricted cash	4,669	3,678	(9,093)
Purchase of intangible assets	-	-	(4,227)
Purchase of minority investments	-	-	(1,800)
Advanced payment for planned acquisition	-	-	(20,551)
Change in other assets	(436)	(307)	(214)
Net cash provided by investing activities	4,009	7,353	63,337

Cash flows from financing activities:
Employee taxes paid related to net settlement of equity awards	(57)	(42)	(271)
Proceeds from the issuance of debt, net of expenses	9,842	32,895	4,682
Repayment of debt	(4,615)	(1,923)	(4,682)
Proceeds from public equity offering, net	7,458	-	-
Proceeds from exercise of employee stock options and ESPP	168	291	328
Net cash provided by financing activities	12,796	31,221	57

Effect of exchange rate changes on cash and cash equivalents	333	(339)	144

Net increase (decrease) in cash and cash equivalents	3,871	(7,036)	(77,504)
Cash and cash equivalents at beginning of year	39,243	46,279	123,783
Cash and cash equivalents at end of year	$43,114	$39,243	$46,279

Supplemental schedule of cash flow information:
Cash paid for income taxes, net of refunds	$864	$(311)	$13,357
Issuance of common stock to settle liabilities	24,407	18,896	720
Cash paid for interest	990	787	-

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

The Company’s consolidated financial statements for the year ended March 31, 2014, were prepared on a going concern basis in accordance with United States generally accepted accounting principles (“GAAP”). The going concern basis of presentation assumes that the Company will continue operations and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

Liquidity

The Company has experienced recurring operating losses and as of March 31, 2014 and 2013, the Company had an accumulated deficit of $856.4 million and $800.1 million, respectively. In addition, the Company has experienced recurring negative operating cash flows. At March 31, 2014, the Company had cash and cash equivalents of $43.1 million which compares to cash used in operations of $13.3 million for the year ended March 31, 2014. At March 31, 2013, the Company had cash and cash equivalents of $39.2 million which compares to cash used in operations of $45.3 million for the year ended March 31, 2013.

From April 1, 2011 through the date of this filing, the Company reduced its global workforce by approximately 68%. The Company is currently in the process of consolidating certain business operations to reduce facility costs. As of March 31, 2014, the Company had a global workforce of approximately 269 persons. The Company plans to closely monitor its expenses and if required, expects to further reduce operating costs and capital spending to enhance liquidity.

On April 4, 2012, the Company completed a private placement of $25.0 million aggregate principal amount of a 7% senior unsecured convertible note (the “Initial Note”) with Capital Ventures International (“CVI”). On December 20, 2012, the Company agreed to exchange the Initial Note for a new unsecured, senior convertible note (the “Exchanged Note”), which had the same principal amount and accrued interest as the Initial Note at the time of the exchange.  On March 2, 2014, the Company entered into an Exchange Agreement with CVI, pursuant to which the Company exchanged the Exchanged Note for approximately 6.6 million shares of common stock and extinguished the debt. (See Note 9, “Debt”, for further information regarding these debt arrangements, including the covenants, restrictions and events of default under the agreements.)

On June 5, 2012, the Company entered into a Loan and Security Agreement (the “Term Loan”), under which the Company borrowed $10.0 million. The Term Loan contains certain covenants and restrictions including, among others, a requirement to maintain a minimum unrestricted cash balance in the U.S. equal to the remaining principal balance. On November 15, 2013, the Company entered into an amendment of the Term Loan (the “New Term Loan”, and collectively with the Term Loan, the “Term Loans”) under which the Company borrowed an additional $10.0 million. The Term Loans contain certain covenants and restrictions. (See Note 9, “Debt”, for further information regarding these debt arrangements, including the covenants, restrictions and events of default under the agreements.) The Company believes that it is in compliance with the covenants and restrictions included in the agreements governing these debt arrangements as of the date of this Annual Report on Form 10-K.

On November 15, 2013, the Company entered into an At-Market Sales Arrangement (“ATM”) under which the Company may, at its discretion, sell up to $30.0 million of shares of its common stock (before expenses) through its sales agent, MLV & Co. LLC. During the year ended March 31, 2014, the Company received net proceeds of $7.5 million, including sales and commissions and offering expenses, from sales of approximately 4.9 million shares of its common stock at an average sales price of approximately $1.62 per share.  During the three months ended March 31, 2014, the Company received net proceeds of $4.1 million from sales of approximately 2.5 million shares of its common stock at an average sales price of approximately $1.74 per share under the ATM. (See Note 12, “Stockholders’ Equity”, for further information regarding the ATM.) As of March 31, 2014, there was approximately $22.1 million of availability under the Company’s ATM (see further discussion below).

Sales of common stock under the ATM may be made from time to time, at the Company’s discretion, in order to enhance liquidity. In addition, the Company is actively seeking to sell its minority investments in Tres Amigas and Blade Dynamics and has engaged a financial advisor to assist with that effort. (See Note 15, “Minority Investments”, for further information about such investments.) There can be no assurance that the Company will be able to sell one or both of these investments on commercially reasonable terms or at all.

The Company believes it has sufficient available liquidity to fund its operations, capital expenditures and scheduled cash payments under its debt obligations through June 30, 2015. The Company’s liquidity is highly dependent on its ability to increase revenues, control its operating costs, its ability to utilize the ATM to raise additional capital as required, at its discretion, and its ability to maintain compliance with the covenants and restrictions on its debt obligations (or obtain waivers from its lender in the event of non-compliance). There can be no assurance that the Company will be able to continue to utilize the ATM.

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

Accounts Receivable

Accounts receivable consist of amounts owed by commercial companies and government agencies. Accounts receivable are stated net of allowances for doubtful accounts. The Company’s accounts receivable relate principally to a limited number of customers. As of March 31, 2014, three customers, Inox Wind Limited (“Inox”), CG Power Solutions UK Ltd. (“CGPS”), and Beijing JINGCHENG New Energy Co., Ltd. (“JCNE”), accounted for approximately 20%, 14% and 13%, respectively, of its total receivable balance. As of March 31, 2013, three customers, Inox, CGPS, and Hyundai Heavy Industries Co. Ltd. (“HHI”), accounted for approximately 41%, 17% and 11%, respectively, of its total receivable balance. Changes in the financial condition or operations of its customers may result in delayed payments or non-payments which would adversely impact its cash flows from operating activities and/or its results of operations. As such the Company may require collateral, advanced payment or other security based upon the customer history and/or creditworthiness. In determining the allowance for doubtful accounts, the Company evaluates the collectability of accounts receivable based primarily on the probability of recoverability based on historical collection and write-off experience, the age of past due receivables, specific customer circumstances, and current economic trends. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

Inventory

Inventories include material, direct labor and related manufacturing overhead, and are stated at the lower of cost or market determined on a first-in, first-out basis. The Company records inventory when it takes delivery and title to the product according to the terms of each supply contract.

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

For the year ended March 31, 2014, the Company recorded an inventory reserve of approximately $0.3 million based on evaluating its ending inventory on hand for excess quantities and obsolescence. The Company recorded an inventory reserve of approximately $2.2 million during the year ended March 31, 2013, based on its evaluation of forecasted demand in relation to the inventory on hand and market conditions surrounding its products as a result of the assumption that Sinovel and certain other customers in China will fail to meet their contractual obligations and demand that was previously forecasted will fail to materialize. The Company first recorded a benefit to cost of revenues related to the sale or usage of inventories reserved in a prior period during the year ended March 31, 2012. For the years ended March 31, 2014, 2013, and 2012, the Company recorded benefits of $4.3 million, $2.1 million, and $0.8 million respectively.

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

In fiscal 2013, 2012 and 2011, in response to challenging liquidity and market conditions, the Company entered into and completed certain restructuring activities, approved by the Board of Directors, in order to reduce costs and align its strategic priorities. Since the restructuring action impacted all of its operations, management concluded that there were indicators of potential impairment of its long-lived assets in each of those fiscal years and the Company therefore conducted assessments of the recoverability of these assets by comparing its carrying value of the assets to the pre-tax undiscounted cash flows estimated to be generated by those assets over their remaining book useful lives. Based on the calculations performed by management, the sum of the undiscounted cash flows forecasted to be generated by certain assets were less than the carrying value of those assets. Therefore, there were indications that certain of its assets were impaired and, as a result, the Company performed additional analysis. An evaluation of the level of impairment was made by comparing the implied fair value of those definite long-lived tangible and intangible assets of each reporting unit against their carrying values.

The fair values of the impacted property and equipment were based on what the Company could reasonably expect to sell each asset from the perspective of a market participant. The determination of the fair value of its property and equipment includes estimates and judgments regarding the marketability and ultimate sales price of individual assets. The Company utilized market data and approximations from comparable analyses to arrive at the estimated fair values of the impacted property and equipment. The fair values of amortization intangible assets related to completed technology and trade names were determined using primarily the relief-from-royalty method over the estimated economic lives of those assets from the perspective of a market participant.  During fiscal 2013, the Company determined that the fair values of those assets were greater than or equal to their carrying values and no impairment charge was recorded. During fiscal 2012 and 2011, management determined that certain of its corporate assets and Grid segment property, plant and equipment were impaired as their carrying values exceeded their fair values. The Company determined the long-lived assets of its Wind segment were not impaired. Accordingly, for the year ended March 31, 2013, the Company recorded an impairment charge on certain of its corporate assets and for the years ended March 31, 2013 and March 31, 2012, the Company recorded impairment charges on certain of its Grid segment property, plant and equipment. For the years ended March 31, 2013 and 2012, these charges totaled $5.0 million and $1.7 million, respectively.

Equity Method Investments

The Company uses the equity method of accounting for investments in entities in which it has an ownership interest, but does not exercise a controlling interest in the operating and financial policies of an investee. Under this method, an investment is carried at the acquisition cost, plus the Company’s equity in undistributed earnings or losses since acquisition.

The Company periodically tests its investments for potential impairment whenever events and circumstances indicate that the carrying value of its investments may not be recoverable.  During the year ended March 31, 2014, the Company recorded an impairment charge of $1.3 million on its investment in Blade Dynamics Ltd. (See Note 15, “Minority Investments”, for further discussion.)

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

During the year ended March 31, 2011, the Company determined that revenues from certain of its customers in China could not be recorded for shipments made according to the delivery terms, as the fee was not fixed or determinable or collectability was not reasonably assured. For these customers, the Company is utilizing a cash basis of accounting with cash applied first against accounts receivable balances, then costs of shipments (inventory and value added taxes) before recognizing any gross margin. Payments of $3.7 million, $3.4 million, and $5.2 million, were received from these customers during the years ended March 31, 2014, 2013, and 2012, respectively, for past shipments and recorded as revenue.

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

The Company enters into sales arrangements that may provide for multiple deliverables to a customer. Sales of certain products may include extended warranty and support or service packages, and at times include performance bonds. As these contracts progress, the Company continually assesses the probability of a payout from the performance bond. Should the Company determine that such a payout is likely; the Company would record a liability. The Company would reduce revenue to the extent a liability is recorded. In addition, the Company enters into licensing arrangements that include training services.

Deliverables are separated into more than one unit of accounting when (1) the delivered element(s) have value to the customer on a stand-alone basis, and (2) delivery of the undelivered element(s) is probable and substantially in the control of the Company.  In general, revenues are separated between the different product shipments which have stand-alone value, and the various services to be provided. Revenue for product shipments is recognized in accordance with the Company’s policy for product sales, while revenues for the services are recognized over the period of performance. The Company has determined that the licenses have no standalone value to the customer and are not separable from training services as the Company can only fully transfer the technology knowhow through the training component. Accordingly, the Company accounts for these arrangements as a single unit of accounting, and recognizes revenue over the period of the Company’s performance and milestones that have been achieved. Costs for these arrangements are expensed as incurred. The Company identifies all goods and/or services that are to be delivered separately under a sales arrangement and allocates revenue to each deliverable based on the element’s fair value as determined by vendor-specific objective evidence (“VSOE”), which is the price charged when that element is sold separately, or third-party evidence (“TPE”). When VSOE and TPE are unavailable, fair value is based on the Company’s best estimate of selling price utilizing a cost plus reasonable margin consistent with how the Company has set pricing historically for similar products and services. When the Company’s estimates are used to determine fair value, management makes its estimates using reasonable and objective evidence to determine the price. The Company reviews VSOE and TPE at least annually. If the Company concludes it is unable to establish fair values for one or more undelivered elements within a multiple-element arrangement using VSOE then the Company uses TPE or the best estimate of the selling price for that unit of accounting, being the price at which the vendor would transact if the unit of accounting were sold by the vendor regularly on a standalone basis.

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

The Company evaluates its permanent reinvestment assertions with respect to foreign earnings at each reporting period. The Company has not recorded a deferred tax asset for the temporary difference associated with the excess of the tax basis over its book basis in its Austrian subsidiary as the future tax benefit is not expected to reverse in the foreseeable future. The Company has recorded a deferred tax liability as of March 31, 2014 for the undistributed earnings of its remaining foreign subsidiaries for which it can no longer assert are permanently reinvested. The total amount of undistributed earnings available to be repatriated at March 31, 2014 was $1.5 million resulting in the recording of a $0.5 million net deferred federal and state income tax liability.

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

Computation of Net Loss per Common Share

Basic net loss per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing the net loss by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. For the years ended March 31, 2014, 2013, and 2012, common equivalent shares of 6,431,584, 10,725,840, and 2,290,416, respectively, were not included in the calculation of diluted EPS as they were considered antidilutive. The following table reconciles the numerators and denominators of the EPS calculation for the years ended March 31, 2014, 2013, and 2012 (in thousands except per share amounts):

	Year ended March 31,
	2014	2013	2012

Numerator:
Net loss	$(56,258)	$(66,131)	$(136,827)
Denominator:
Weighted-average shares of common stock outstanding	64,111	53,537	51,144
Weighted-average shares subject to repurchase	(1,489)	(467)	(302)
Shares used in per-share calculation ― basic	62,622	53,070	50,842
Shares used in per-share calculation ― diluted	62,622	53,070	50,842
Net loss per share ― basic	$(0.90)	$(1.25)	$(2.69)
Net loss per share ― diluted	$(0.90)	$(1.25)	$(2.69)

Foreign Currency Translation

The functional currency of all the Company’s foreign subsidiaries is the U.S. dollar, except for AMSC Austria, for which the local currency (Euro) is the functional currency, and AMSC China, for which the local currency (Renminbi) is the functional currency. The assets and liabilities of AMSC Austria and AMSC China are translated into U.S. dollars at the exchange rate in effect at the balance sheet date and income and expense items are translated at average rates for the period. Cumulative translation adjustments are excluded from net loss and shown as a separate component of stockholders’ equity. Net foreign currency transaction gains (losses) are included in net loss and were ($0.1) million, $1.0 million, and $3.1 million for the years ended March 31, 2014, 2013 and 2012, respectively. The Company has no restrictions on the foreign exchange activities of its foreign subsidiaries, including the payment of dividends and other distributions.

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

Several of the Company’s government contracts are being funded incrementally, and as such, are subject to the future authorization, appropriation, and availability of government funding. The Company has a history of successfully obtaining financing under incrementally-funded contracts with the U.S. government and it expects to continue to receive additional contract modifications in the year ending March 31, 2014 and beyond as incremental funding is authorized and appropriated by the government.

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

Debt

For debt arrangements, the Company considers any embedded equity-linked components and accounts for the fair value of any embedded warrants and derivatives. The Company elects not to use the fair value option for recording debt arrangements and elects to record the debt at the stated value of the loan agreement on the date of issuance. Any other elements present are reviewed to determine if they are embedded derivatives requiring bifurcation and requiring valuation under the fair value option. Derivatives and warrants, which meet the condition to satisfy an obligation by issuing a variable number of equity shares, are recorded at fair value. The carrying value assigned to the host instrument will be the difference between the previous carrying value of the host instrument and the fair value of the warrants and derivatives. There is no immediate gain/loss from the initial recognition and measurement if the embedded derivative is accounted for separately from its host contract. There is an offsetting debt discount or premium as a result of the fair value assigned to the warrants and derivatives, as well as any debt issuance costs, which is amortized under the effective interest method over the term of the loan. Each reporting period, fair value is assessed for the warrants and derivatives with the change in value being recorded as other income/loss. (See Note 9, “Debt,” and Note 10, “Warrants and Derivative Liabilities,” for a full discussion regarding the activity and financial impact for the Company’s debt, warrants and derivative liabilities.)

Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, warrants to purchase shares of common stock, derivatives, a senior convertible note and senior secured term loan. The carrying amounts of these instruments approximate fair value at March 31, 2014 and 2013. The estimated fair values have been determined through information obtained from market sources and management estimates.

3. Fair Value Disclosures

Fair Value Hierarchy

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

The Company provides a gross presentation of activity within the Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements. A change in the hierarchy of an investment from its current level is reflected in the period during which the pricing methodology of such investment changes. Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 is made in the event that the related security is significant to total cash and investments. The Company did not have any transfers of assets and liabilities between Level 1 and Level 3 of the fair value measurement hierarchy during the years ended March 31, 2014 and 2013.

A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value, measured as of March 31, 2014 and 2013 (in thousands):

	Total	Quoted Prices in	Significant Other	Significant
	Carrying	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2014:
Assets:
Cash equivalents	$17,675	$17,675	$-	$-
Derivative liabilities:
Warrants	$2,601	$-	$-	$2,601

	Total	Quoted Prices in	Significant Other	Significant
	Carrying	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2013:
Assets:
Cash equivalents	$18,649	$18,649	$-	$-
Derivative liabilities:
Derivative liability	$529	$-	$-	$529
Warrants	$3,633	$-	$-	$3,633

The table below reflects the activity for the Company’s major classes of liabilities measured at fair value for the years ended March 31, 2014 and 2013 (in thousands):

	Derivative
	Liability	Warrants
April 1, 2013	$529	$3,633
Warrant issuance with Senior Secured Term Loan	-	315
Mark to market adjustment	(525)	(1,347)
Extinguishment of derivative liability	(4)	-
Balance at March 31, 2014	$-	$2,601

	Derivative
	Liability	Warrants
April 1, 2012	$-	$-
Valuation of original derivative liability	3,779	-
Warrant issuance with Senior Convertible Note	-	7,018
Warrant issuance with Senior Secured Term Loan	-	380
Valuation of derivative liability attributable to modification	542	-
Mark to market adjustment	(3,792)	(3,765)
Balance at March 31, 2013	$529	$3,633

The following table provides the assets and liabilities measured at fair value on a non-recurring basis, as of March 31, 2014 (in thousands):

	Total	Quoted Prices in	Significant Other	Significant
	Carrying	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2014:
Assets:
Investment in unconsolidated entity – Blade Dynamics	$3,690	$	$	$3,690

Valuation Techniques

Cash Equivalents

Cash equivalents consist of highly liquid instruments with maturities of three months or less that are regarded as high quality, low risk investments and are measured using such inputs as quoted prices, and are classified within Level 1 of the valuation hierarchy. Cash equivalents consist principally of money market accounts.

Derivative Liability

The Company had identified all of the derivatives (“Derivative Liability”) associated with the extinguished Exchanged Note which include holder change of control redemption rights, issuer optional redemption rights, sale redemption rights and a feature to convert the Exchanged Note into equity at the holder’s option. The Derivative Liability was subject to revaluation at each balance sheet date, and any change in fair value was recorded as a change in fair value in other income (expense) until its expiration. The Company relied on assumptions in a lattice model to determine the fair value of Derivative Liability. The Company had appropriately valued the Derivative Liability within Level 3 of the valuation hierarchy. (See Note 9, “Debt,” for discussion on the Exchanged Note, Derivative Liability and valuation assumptions used.)

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

Minority Investment

The Company accounts for the minority investment in Blade Dynamics on a cost basis (See Note 15, “Minority Investments”).  During the year ended March 31, 2014, the Company determined that as a result of its efforts to sell its investment in Blade Dynamics, certain indicators of impairment existed which required the Company to perform further analysis. Based on analysis which included potential sale scenarios of the investment, the Company recorded an impairment charge of approximately $1.3 million and reported the investment at its estimated fair value in the fourth quarter ended March 31, 2014.

4. Accounts Receivable

Accounts receivable at March 31, 2014 and 2013 consisted of the following (in thousands):

	March 31,	March 31,
	2014	2013
Accounts receivable (billed)	$6,113	$17,222
Accounts receivable (unbilled)	1,459	1,642
Less: Allowance for doubtful accounts	(16)	-
Accounts receivable, net	$7,556	$18,864

As of March 31, 2014, three customers, Inox, CGPS, and JCNE, accounted for approximately 20%, 14% and 13%, respectively, of the Company’s total receivable balance. As of March 31, 2013, three customers, Inox, CGPS, and HHI, accounted for approximately 41%, 17% and 11%, respectively, of the Company’s total receivable balance.

5. Inventory

Inventory at March 31, 2014 and 2013 consisted of the following (in thousands):

	March 31,	March 31,
	2014	2013
Raw materials	$3,304	$5,966
Work-in-process	4,047	3,427
Finished goods	10,275	21,655
Deferred program costs	3,068	2,425
Net inventory	$20,694	$33,473

For the year ended March 31, 2014, the Company recorded an inventory write-down of approximately $0.3 million based on evaluating its ending inventory on hand for excess quantities and obsolescence. For the year ended March 31, 2013, the Company recorded an inventory write-down of approximately $2.2 million based on its evaluation of forecasted demand in relation to the inventory on hand and market conditions surrounding its products as a result of the assumption that Sinovel and certain other customers in China will fail to meet their contractual obligations under existing supply agreements and demand that was previously forecasted will fail to materialize.

Deferred program costs as of March 31, 2014 and 2013 primarily represent costs incurred on programs accounted for under contract accounting where revenue and costs will be recognized when the Company completes the development programs.

6. Property, Plant and Equipment

The cost and accumulated depreciation of property and equipment at March 31, 2014 and 2013 are as follows (in thousands):

	March 31,
	2014	2013
Land	$3,643	$3,643
Construction in progress - equipment	117	14,505
Buildings	34,341	34,398
Equipment and software	83,861	71,116
Furniture and fixtures	1,353	1,626
Leasehold improvements	5,211	5,556
Property, plant and equipment, gross	128,526	130,844
Less accumulated depreciation	(63,952)	(56,218)
Property, plant and equipment, net	$64,574	$74,626

Depreciation expense was $9.9 million, $12.1 million, and $12.9 million, for the years ended March 31, 2014, 2013, and 2012, respectively. (See Note 16, “Restructuring and Impairments,” for additional information regarding the effect the Company’s restructuring plan had on property, plant and equipment.)

7. Intangible Assets

Intangible assets at March 31, 2014 and 2013 consisted of the following (in thousands):

	2014			2013
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book	Estimated
	Amount	Amortization	Value	Amount	Amortization	Value	Useful Life
Licenses	$4,473	$(2,962)	$1,511	$5,349	$(3,366)	$1,983	7
Trade names and trademarks	1,250	(1,250)	-	1,165	(1,040)	125	7
Core technology and know-how	5,736	(5,252)	484	5,453	(4,812)	641	5-10
Intangible assets	$11,459	$(9,464)	$1,995	$11,967	$(9,218)	$2,749

The Company recorded intangible amortization expense of $0.8 million, $0.9 million, and $2.6 million for the years ended March 31, 2014, 2013, and 2012, respectively. During the fourth quarter of the year ended March 31, 2012, the Company elected to change its accounting policy for legal costs to defend and maintain its patents. Historically, the Company capitalized these costs and amortized them over the useful lives of the patents. At that time, the Company determined a change to expense these costs as incurred is preferable, and elected to make that change by expensing the remaining unamortized patent costs of $4.9 million during the year ended March 31, 2012.

Expected future amortization expense related to intangible assets is as follows (in thousands):

For the years ended March 31,	Total
2015	$573
2016	568
2017	553
2018	301
Total	$1,995

The geographic composition of intangible assets is as follows (in thousands):

	March 31,
	2014	2013
Intangible assets by geography:
U.S.	$1,995	$2,624
Europe	-	125
Total	$1,995	$2,749

The business segment composition of intangible assets is as follows (in thousands):

	March 31,
	2014	2013
Intangible assets by business segments:
Wind	$-	$152
Grid	1,995	2,597
Total	$1,995	$2,749

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31,
	2014	2013
Accounts payable	$1,749	$7,146
Accrued inventories in-transit	212	779
Accrued miscellaneous expenses	6,076	9,172
Accrued outside services	3,716	2,251
Accrued subcontractor program costs	290	2,442
Accrued compensation	5,939	5,506
Income taxes payable	173	133
Accrued adverse purchase commitments	402	1,440
Accrued warranty	3,207	2,709
Total	$21,764	$31,578

Product Warranty

The Company generally provides a one to three year warranty on its products, commencing upon installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. The following is a summary of accrued warranty activity (in thousands):

	For the years ended
	March 31,
	2014	2013
Balance at beginning of period	$2,709	$5,896
Change in accruals for warranties during the period	1,717	1,371
Settlements during the period	(1,219)	(4,558)
Balance at end of period	$3,207	$2,709

9. Debt

Senior Convertible Note

On April 4, 2012, the Company entered into a Securities Purchase Agreement with CVI, an affiliate of Heights Capital Management (the “Purchase Agreement”) and completed a private placement of (the “Initial Note”), a 7% unsecured senior convertible note. After fees and expenses, the net proceeds of the Initial Note were $23.2 million. The Initial Note had an initial conversion price of $4.85 per share, representing a premium of approximately 20% over AMSC’s closing price on April 3, 2012. The Initial Note was payable in monthly installments beginning four months from issuance and ending on October 4, 2014. Monthly payments were payable in cash or the Company’s common stock at the option of the Company, subject to certain trading volume, stock price and other conditions. CVI could have also elected to defer receipt of monthly installment payments at its option. Any deferred installment payments would have continued to accrue interest. The Company registered 10,262,311 shares of common stock which may be used as payment for principal and interest in lieu of cash for resale under the Securities Act as required under a Registration Rights Agreement with CVI.

The Company accounted for the Initial Note as an instrument that has the characteristics of a debt host contract containing several embedded derivative features that would require bifurcation and separate accounting as a derivative instrument pursuant to the provisions of ASC 815. The Company elected not to use the fair value option for the aggregate amount of the Initial Note and recorded the liability at its stated value on the date of issuance with no changes in fair value reported in subsequent periods.

The Company identified the following derivatives associated with the Initial Note: holder change of control redemption rights; issuer optional redemption rights; sale redemption rights and a feature to convert the Initial Note into equity at the holder’s option. The Company valued these derivatives at $3.8 million upon issuance of the Initial Note. (See Note 10, “Warrants and Derivative Liabilities,” for additional information regarding derivative liabilities.)

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

The process of valuing financial and derivative instruments utilizes facts and circumstances as of the measurement date as well as certain inputs, assumptions, and judgments that may affect the estimated fair value of the instruments. Upon issuance of the Initial Note, the Company determined the initial carrying value of the Initial Note to be $25.0 million. In addition, the Company also incurred $1.8 million of legal and origination costs, which have been recorded as a discount on the Initial Note.

On December 20, 2012, the Company entered into an Amendment and Exchange Agreement, (the “Amendment”) with CVI, which amended the Purchase Agreement. Pursuant to the Amendment, the Company and CVI exchanged the Initial Note for the Exchanged Note. At the time of the exchange, the Exchanged Note had the same principal amount and accrued interest as the Initial Note. The Exchanged Note was convertible into the Company’s common stock and had the same scheduled monthly installment payments as the Initial Note. The Exchanged Note provided the Company with additional flexibility to make monthly installment payments in shares of the Company’s common stock. The Company retained the ability to repay the Exchanged Note in cash. Specifically, the amendments to the Exchanged Note:

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
•

Reduced the aggregate daily dollar trading volume equity condition required for at least 25 of the 30 consecutive trading days immediately preceding a date of determination from $1,500,000 to $850,000 per trading day. In addition, if the aggregate daily dollar trading volume was between $50,000 and $850,000, the Company could have still converted into common stock a portion of an installment amount payable with respect to an installment date equal to the quotient of (x) the aggregate daily dollar trading volume, divided by (y) $850,000;

•	Increased CVI’s beneficial ownership limitation under the Exchanged Note from 4.99% to 9.99%; and
•	Reduced the conversion price, from $4.85 per share of the Company’s common stock to $3.19 per share of the Company’s common stock, subject to certain price-based and other anti-dilution adjustments.

The Company assessed the changes in the Exchanged Note and accounted for it as a modification of the Initial Note. Therefore, the Company determined the incremental value of the derivative instruments, as a result of the Exchanged Note, as having a reduced conversion price. As a result of the re-valuation, the Company recorded a $0.5 million increase in the value of the derivative liability and additional debt discount. At the modification date, the value of the derivative liability was $1.5 million. The total debt discount, including the embedded derivatives in the Initial Note, the incremental value of embedded derivatives in the Exchanged Note, warrant and legal and origination costs of $13.1 million was amortized into interest expense over the term of the Exchanged Note using the effective interest method. Under this method, interest expense was recognized each period until the debt instruments reached maturity. Given that the maturity of the Exchanged Note was accelerated due to prepayment, the amortization was accelerated.

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

•	the Company and CVI amended the Exchanged Note:
—

to increase the period during which CVI is allowed to accelerate payment in shares of common stock at the then current installment date conversion price from such installment date until the trading day before the next installment notice due date to the entire period from such installment date until the trading day before the next installment date;

—	to increase the aggregate outstanding principal amount under the definition of “permitted senior indebtedness” from $10.0 million to $15.0 million; and
•	the Company and CVI exchanged the warrant (the “Original Warrant”) for a new warrant (the “Exchanged Warrant”) with a reduced exercise price of $2.61 per share of common stock.

The Company assessed the changes to the Exchanged Note included in the Second Amendment and accounted for it as a modification of the Exchanged Note. Therefore, the Company determined the incremental value of the derivative instruments, as a result of the Second Amendment, specifically the Exchanged Warrant. See Note 10 “Warrants and Derivative Liabilities” for discussion of the valuation of the Exchanged Warrant.

During the years ended March 31, 2014 and 2013, the Company recorded non-cash interest expense for amortization of the debt discount related to the convertible notes of $4.1 million and $8.2 million respectively.

Provided certain equity conditions were met, the Company could elect to repay principal and interest in shares of the Company’s common stock. If the Company elected to make a payment in shares of the Company’s common stock, the number of shares issued was determined by dividing the amount of such payment by 85% of the lessor of the average volume-weighted average price (“VWAP”) of the 10 consecutive days immediately preceding the payment date or the VWAP price on the day preceding the payment date (the “Market Price”). The Company recorded the difference between the closing price of its common stock on the day preceding the payment date and the Market Price as a discount on the fair value of its shares. During the year ended March 31, 2014, the Company recorded $2.9 million of non-cash interest expense related to installment payments made by issuing the Company’s common stock at a discount, compared to $3.6 million during the year ended March 31, 2013.

On March 2, 2014, the Company entered into an Exchange Agreement with CVI, pursuant to which the Company exchanged the Exchanged Note for approximately 6.6 million shares of common stock and extinguished the debt.  As a result of this transaction, the Company recorded a loss on the extinguishment of debt of $5.2 million during the three months ended March 31, 2014.

Senior Secured Term Loan

On June 5, 2012, the Company entered into a Term Loan with Hercules Technology Growth Capital, Inc. (“Hercules”), under which the Company borrowed $10.0 million. After the closing fees and expenses, the net proceeds to the Company were $9.7 million. The Term Loan bears an interest rate equal to 11% plus the percentage, if any, by which the prime rate as reported by The Wall Street Journal exceeds 3.75%. The Company made interest-only payments from July 1, 2012 through October 31, 2012, after which the Company repays the loan in equal monthly installments ending on December 1, 2014. The Term Loan is secured by substantially all of the Company’s existing and future assets, including a mortgage on real property owned by the Company’s wholly-owned subsidiary, ASC Devens LLC, and located at 64 Jackson Road, Devens, Massachusetts. In addition, Hercules received a warrant to purchase 139,276 shares of common stock, exercisable at an initial strike price of $3.59 per share, subject to adjustment, until December 5, 2017. Due to certain adjustment provisions within the warrant, it qualified for liability accounting and the fair value of $0.4 million was recorded upon issuance, which the Company recorded as a debt discount and a warrant liability. (See Note 10, “Warrants and Derivative Liabilities,” for a discussion on warrants and the valuation assumptions used.) The Company will pay an end of term fee of $0.5 million upon the earlier of maturity or prepayment of the loan. The Company accrued this as of the year ended March 31, 2013 and recorded a corresponding amount into the debt discount. In addition, the Company incurred $0.3 million of legal and origination costs in the year ended March 31, 2013, which were recorded as a debt discount. The total debt discount including the warrant, end of term fee and legal and origination costs of $1.2 million is being amortized into interest expense over the term of the Term Loan using the effective interest method. Under this method, interest expense is recognized each period until the debt instrument reaches maturity. If the maturity of the Term Loan is accelerated because of prepayment, then the amortization will be accelerated. During the years ended March 31, 2014 and 2013, the Company recorded non-cash interest expense for amortization of the debt discount related to the Term Loan of $0.5 million and $0.6 million, respectively.

On November 15, 2013, the Company amended the Term Loan with Hercules and entered into a New Term Loan, borrowing an additional $10.0 million. After closing fees and expenses, the net proceeds to the Company for the New Term Loan were $9.8 million. The New Term Loan also bears the same interest rate as the Term Loan. The Company is making interest-only payments from December 1, 2013 to May 31, 2014. If the Company achieved certain revenue targets for the six-month period ending March 31, 2014, interest only payments would continue through August 31, 2014.  The Company did not achieve the revenue required to extend the interest-only period. Beginning June 1, 2014, the Company will repay the New Term Loan in equal monthly installments ending on November 1, 2016. Hercules received a warrant (the “Second Warrant”) to purchase 256,410 shares of common stock, exercisable at an initial strike price of $1.95 per share, subject to adjustment, until May 15, 2019. In addition, the exercise price of the First Warrant was reduced to $1.95 per share. (See Note 10, “Warrants and Derivative Liabilities,” for a discussion on both warrants and the valuation assumptions used.) The Company will pay an end of term fee of $0.5 million upon the earlier of maturity or prepayment of the New Term Loan. The Company has accrued the end of term fee and recorded a corresponding amount into the debt discount. The New Term Loan includes a mandatory prepayment feature which allows Hercules the right to use any of the Company’s net proceeds from specified asset dispositions greater than $1.0 million in a calendar year to pay off any outstanding accrued interest and principal balance on the New Term Loan. The Company determined the fair value to be de-minimis for this feature. In addition, the Company incurred $0.2 million of legal and origination costs in the year ended March 31, 2014, which have been recorded as a debt discount. The total debt discount including the Second Warrant, end of term fee and legal and origination costs of $1.0 million is being amortized into interest expense over the term of the New Term Loan using the effective interest method. If the maturity of either of the term loans is accelerated because of prepayment, then the amortization will be accelerated. During the year ended March 31, 2014, the Company recorded non-cash interest expense for amortization of the debt discount related to the New Term Loan of $0.2 million.

The Term Loans are secured by substantially all of the Company’s existing and future assets, including a mortgage on real property owned by the Company’s wholly-owned subsidiary, ASC Devens LLC, and located at 64 Jackson Road, Devens, Massachusetts. The Term Loans contain certain covenants that restrict the Company’s ability to, among other things, incur or assume certain debt, merge or consolidate, materially change the nature of the Company’s business, make certain investments, acquire or dispose of certain assets, make guaranties or grant liens on its assets, make certain loans, advances or investments, declare dividends or make distributions or enter into transactions with affiliates. In addition, there is a covenant that requires the Company to maintain a minimum unrestricted cash balance (“Minimum Threshold”) in the United States of at least $15.0 million at the inception of the New Term Loan. The Minimum Threshold amount is reduced by $2.5 million for every $5.0 million of net proceeds from the sale of its common stock after November 15, 2013, including those under the ATM, to an amount not lower than $7.5 million or the outstanding combined principal balances of the Term Loans, whichever is lower. As of March 31, 2014, the Minimum Threshold was $12.5 million.  The events of default under the Term Loans include, but are not limited to, failure to pay amounts due, breaches of covenants, bankruptcy events, cross defaults under other material indebtedness and the occurrence of a material adverse effect and/or change in control. In the case of a continuing event of default, Hercules may, among other remedies, declare due all unpaid principal amounts outstanding and any accrued but unpaid interest and foreclose on all collateral granted to Hercules as security under the Term Loans.

Although the Company believes that it is in and expects to remain in compliance with the covenants and restrictions under the Term Loans as of the date of this Annual Report on Form 10-K, there can be no assurance that the Company will continue to be in compliance.

Interest expense on the Exchanged Note and Term Loans for the years ended March 31, 2014 and 2013 was $9.7 million and $14.9 million respectively, which included $7.7 million and $12.4 million, of non-cash interest expense related to the amortization of the debt discount on the Exchanged Note and Term Loans and payment of the Exchanged Note in Company common stock at a discount, respectively.

10. Warrants and Derivative Liabilities

On April 4, 2012, the Company entered into the Purchase Agreement for the Initial Note and on December 20, 2012, the Company entered into the First Amendment pursuant to which it exchanged the Initial Note for the Exchanged Note (See Note 9, “Debt” for further discussion). The Initial Note included a warrant to purchase 3,094,060 shares of the Company’s common stock. The warrant is exercisable at any time on or after the date that is six months after the issuance of the warrant and entitles CVI to purchase shares of the Company’s common stock for a period of five years from the initial date the warrant becomes exercisable at a price equal to $5.45 per share, subject to certain price-based and other anti-dilution adjustments. On October 9, 2013, the Company entered into the Second Amendment with CVI. Pursuant to the Second Amendment, the Company exchanged the Original Warrant for the Exchanged Warrant, with a reduced exercise price of $2.61 per share of common stock. Other than the reduced exercise price, the Exchanged Warrant has the same terms and conditions as the Original Warrant. The Company recorded a charge of approximately $1.0 million for the increase in fair value of the Exchanged Warrant resulting from the Second Amendment on the warrant liability during the three months ending December 31, 2013. As a result of the sales of common stock under the ATM (See Note 12, “Stockholders’ Equity”, for further discussion of the ATM) during the year ended March 31, 2014, the exercise price of the Exchanged Warrant was reduced to $2.58 per share. The Exchanged Warrant may not be exercised if, after giving effect to the conversion, CVI together with its affiliates would beneficially own in excess of 4.99% of the Company’s common stock. This percentage may be raised to any other percentage not in excess of 9.99% at the option of CVI, upon at least 61-days prior notice to the Company, or lowered to any other percentage, at the option of CVI, at any time.

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

Following is a summary of the key assumptions used to calculate the fair value of the warrant:

			Post-modification	Pre-modification
	March 31,	December 31,	October 9,	October 9,	September 30,	June 30,
Fiscal Year 13	2014	2013	2013	2013	2013	2013

Risk-free interest rate	1.11%	1.17%	1.05%	1.05%	1.02%	1.13%
Expected annual dividend yield	—%	—%	—%	—%	—%	—%
Expected volatility	81.0%	75.6%	71.5%	71.5%	72.0%	71.9%
Term (years)	3.51	3.76	3.99	3.99	4.01	4.27
Fair value	$ 2.2 million	$ 2.2 million	$ 3.2 million	$ 2.2 million	$ 2.5 million	$ 3.0 million

	March 31,	December 31,	September 30,	June 30,	April 4,
Fiscal Year 12	2013	2012	2012	2012	2012

Risk-free interest rate	0.67%	0.75%	0.63%	0.77%	1.19%
Expected annual dividend yield	—%	—%	—%	—%	—%
Expected volatility	71.7%	80.6%	80.9%	80.8%	80.0%
Term (years)	4.51	4.76	5.01	5.28	5.50
Fair value	$ 3.4 million	$ 4.4 million	$ 7.1 million	$ 8.6 million	$ 7.0 million

The Company recorded gains for the change in the fair value of the CVI warrant, including the impact of the modification of $1.2 million and $3.6 million to change in fair value of derivatives and warrants in the years ended March 31, 2014 and 2013 respectively.

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

The terms of the December 2012 debt modification with CVI reduced the conversion price of the Initial Note from $4.85 per share to $3.19 per share in the Exchanged Note. As a result the Company revalued these derivatives pre- and post-modification and recorded the difference of $0.5 million as a debt discount and a derivative liability. (See Note 9, “Debt,” for further discussion.) As a result of the sales of common stock under the ATM (See Note 12, “Stockholders’ Equity”, for further discussion of the ATM) during the year ended March 31, 2014, the conversion price of the Exchanged Note was reduced to $3.10 per share.

On March 2, 2014, the Company executed an agreement to extinguish the Exchanged Note in exchange for approximately 6.6 million shares of AMSC common stock, par value $0.01 per share, in full satisfaction of all amounts owed including any accrued interest. In addition, the Company extinguished the remaining value for the derivative liability identified with the Exchanged Note and any unamortized debt discount.  (See Note 9, “Debt” for further discussion)

Following is a summary of the key assumptions used to value the convertible notes derivative feature:

	March 31,	December 31,	September 30,	June 30,
Fiscal Year 13	2014	2013	2013	2013

Principal outstanding (000's)	$ —	$10,411	$10,411	$14,389
Stock price	N/A	$1.64	$2.34	$2.64
Percentage volume condition met	— %	87.2%	80.2%	87.5%
Expected volatility	— %	68.6%	66.3%	65.8%
Risk free rate	— %	0.12%	0.10%	0.21%
Bond yield	— %	16.5%	15.5%	16.7%
Recovery rate	— %	35.0%	35.0%	37.0%
Redeemable	N/A	yes	yes	yes
Total time (years)	—	0.75	1.00	1.26
Dilution effect	N/A	yes	yes	yes
Fair value	$ —	$ —	$ 0.2 million	$ 0.5 million
Fair value as a percent of par		0.02%	0.7%	3.3%

			Post-modification	Pre-modification
	March 31,	December 31,	December 20,	December 20,	September 30,	June 30,	April 4,
Fiscal Year 12	2013	2012	2012	2012	2012	2012	2012

Principal outstanding (000's)	$15,380	$20,944	$20,944	$24,074	$24,074	$25,000	$25,000
Stock price	$2.67	$2.62	$2.95	$2.95	$4.15	$4.68	$3.97
Percentage volume condition met	80.5%	94.5%	94.9%	28.6%	51.0%	75.2%	85.9%
Expected volatility	66.9%	73.5%	72.5%	72.5%	70.0%	71.0%	75.0%
Risk free rate	0.20%	0.23%	0.25%	0.25%	0.23%	0.33%	0.44%
Bond yield	16.5%	16.5%	16.5%	16.5%	15.0%	16.0%	15.0%
Recovery rate	30.0%	30.0%	30.0%	30.0%	30.0%	30.0%	30.0%
Redeemable	yes	yes	yes	yes	yes	yes	yes
Total time (years)	1.51	1.76	1.79	1.79	2.01	2.28	2.50
Dilution effect	yes	yes	yes	yes	yes	yes	yes
Fair value	$ 0.5 million	$ 1.0 million	$ 1.5 million	$ 0.9 million	$ 2.8 million	$ 4.5 million	$ 3.8 million
Fair value as a percent of par	3.4%	4.9%	7.1%	3.9%	11.4%	17.9%	15.1%

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

The Company recorded gains from the change in the fair value of the derivative liabilities of $0.5 million and $3.8 million to changes in fair value of derivatives and warrants in the years ended March 31, 2014 and 2013, respectively.

Senior Secured Term Loan – First Warrant

On June 5, 2012, the Company entered into the Loan and Security Agreement with Hercules. (See Note 9, “Debt,” for additional information regarding the Loan and Security Agreement.) In conjunction with this agreement, the Company issued the First Warrant to purchase 139,276 shares of the Company’s common stock. The First Warrant is exercisable at any time after its issuance and expires on December 5, 2017, at a price equal to $3.59 per share subject to certain price-based and other anti-dilution adjustments. The exercise price was reduced to $1.95 per share in conjunction with entering into the New Term Loan.

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

Following is a summary of the key assumptions used to calculate the fair value of the warrant:

			Post-modification	Pre-modification
	March 31,	December 31,	November 15,	November 15,	September 30,	June 30,
Fiscal Year 13	2014	2013	2013	2013	2013	2013

Risk-free interest rate	1.18%	1.24%	1.00%	1.00%	1.09%	1.20%
Expected annual dividend yield	—%	—%	—%	—%	—%	—%
Expected volatility	80.73%	74.79%	72.64%	72.64%	72.10%	72.30%
Term (years)	3.68	3.93	4.05	4.05	4.18	4.43
Fair value	$ 0.1 million	$ 0.1 million	$ 0.1 million	$ 0.1 million	$ 0.2 million	$ 0.2 million

	March 31,	December 31,	September 30,	June 30,	June 5,
Fiscal Year 12	2013	2012	2012	2012	2012

Risk-free interest rate	0.70%	0.75%	0.64%	0.80%	0.77%
Expected annual dividend yield	—%	—%	—%	—%	—%
Expected volatility	72.01%	80.14%	81.18%	80.32%	79.99%
Term (years)	4.68	4.93	5.18	5.44	5.50
Fair value	$ 0.2 million	$ 0.2 million	$ 0.4 million	$ 0.5 million	$ 0.4 million

The Company prepared its estimates for the assumptions used to determine the fair value of the warrants issued in conjunction with both the Convertible Note and Term Loan utilizing the respective terms of the warrants with similar inputs, as described above.

The Company recorded gains from the change in the fair value of the Hercules warrant of $0.1 million and $0.2 million during the years ended March 31, 2014 and 2013, respectively.

Senior Secured Term Loan – Second Warrant

On November 15, 2013, the Company amended the Loan and Security Agreement with Hercules and entered into the New Term Loan. (See Note 9, “Debt,” for additional information regarding the New Term Loan.) In conjunction with this agreement, the Company issued the Second Warrant to purchase 256,410 shares of the Company’s common stock. The Second Warrant is exercisable at any time after its issuance and expires on May 15, 2019, at a price equal to $1.95 per share subject to certain price-based and other anti-dilution adjustments.

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

Following is a summary of the key assumptions used to calculate the fair value of the Second Warrant:

			New Issuance
	March 31,	December 31,	November 15,
Fiscal Year 13	2014	2013	2013

Risk-free interest rate	1.76%	1.89%	1.55%
Expected annual dividend yield	—%	—%	—%
Expected volatility	79.73%	80.37%	76.97%
Term (years)	5.12	5.37	5.49
Fair value	$ 0.3 million	$ 0.3 million	$ 0.3 million

The Company recorded no change in the fair value of the Second Warrant during the year ended March 31, 2014.

The Company prepared its estimates for the assumptions used to determine the fair value of the warrants issued in conjunction with both the Exchanged Note and Term Loans utilizing the respective terms of the warrants with similar inputs, as described above.

11. Income Taxes

Income (loss) before income taxes for the years ended March 31, 2014, 2013, and 2012 are provided in the table as follows (in thousands):

	For the years ended March 31,
	2014	2013	2012
Income (loss) before income tax expense:
U.S.	$(91,558)	$(66,975)	$(107,301)
Foreign	36,152	580	(28,157)
Total	$(55,406)	$(66,395)	$(135,458)

The components of income tax expense (benefit) attributable to continuing operations consist of the following (in thousands):

	For the years ended March 31,
	2014	2013	2012
Current
Federal	$287	$94	$-
State	-	-	-
Foreign	614	(438)	1,369
Total current	901	(344)	1,369

Deferred
Federal	(49)	93	-
State	-	-	-
Foreign	-	(13)	-
Total deferred	(49)	80	-

Income tax (benefit) expense	$852	$(264)	$1,369

The reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate is shown below.

	For the years ended March 31,
	2014	2013	2012
Statutory federal income tax rate	(34)%	(34)%	(34)%
State income taxes, net of federal benefit	-	(3)	(2)
Deemed dividend	1	2	3
Foreign income tax rate differential	(6)	(2)	3
Stock options	2	(2)	1
Nondeductible expenses	1	1	-
Research and development tax credit	-	(1)	(1)
Deferred Warrants	(1)	-	-
Interest expense	5	7	-
Extinguishment of debt	3	-	-
Valuation allowance	30	32	31
Effective income tax rate	1%	-%	1%

The following is a summary of the principal components of the Company’s deferred tax assets and liabilities (in thousands):

	For the years ended March 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$260,254	$239,040
Research and development and other tax credit carryforwards	10,613	10,112
Accruals and reserves	36,214	35,490
Fixed assets and intangible assets	2,855	4,101
Other	19,594	18,292
Gross deferred tax assets	329,530	307,035
Valuation allowance	(282,824)	(261,961)
Total deferred tax assets	46,706	45,074

Deferred tax liabilities:
Intercompany debt	(36,102)	(35,185)
Other	(10,641)	(9,979)
Total deferred tax liabilities	(46,743)	(45,164)
Net deferred tax liabilities	$(37)	$(90)

The Company has provided a full valuation allowance against its net deferred income tax assets since it is more likely than not that its deferred tax assets are not currently realizable due to the net operating losses incurred by the Company since its inception and net operating losses forecasted in the future. The Company has recorded a deferred tax asset of approximately $13.9 million reflecting the benefit of deductions from the exercise of stock options. This deferred tax asset has been fully reserved since it is more likely than not that the tax benefit from the exercise of stock options will not be realized. The tax benefit will be recorded as a credit to additional paid-in capital if realized.

At March 31, 2014, the Company had aggregate net operating loss carryforwards in the U.S. for federal and state income tax purposes of approximately $718.0 million and $269.0 million, respectively, which expire in the years ending March 31, 2015 through 2034. Included in the U.S. net operating loss is $3.7 million of acquired losses from Power Quality Systems, Inc. and $52.4 million from excess tax deductions from stock option exercised in the years ending March 31, 2006 through 2014. Pursuant to the guidance on accounting for stock-based compensation, the deferred tax asset relating to excess tax benefits from these exercises was not recognized for financial statement purposes. The future benefit from these deductions will be recorded as a credit to additional paid-in capital when realized. Research and development and other tax credit carryforwards amounting to approximately $8.2 million and $2.4 million are available to offset federal and state income taxes, respectively, and will expire in the years ending March 31, 2015 through 2034.

At March 31, 2014, the Company had aggregate net operating loss carryforwards for its Austrian subsidiary, AMSC Austria GmbH, of approximately $70.0 million which can be carried forward indefinitely subject to certain annual limitations. At March 31, 2014, the Company had aggregate net operating loss carryforwards for its Chinese operation of approximately $28.0 million, which expire in the years ending March 31, 2017 and 2019. Also the Company had immaterial amounts of current and net operating loss carryforwards for its other foreign operations which can be carried forward indefinitely.

Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “IRC”), provides limits on the extent to which a corporation that has undergone an ownership change (as defined) can utilize any NOL and general business tax credit carryforwards it may have. The Company performed a study through February 25, 2010 to determine whether Section 382 could limit the use of its carryforwards in this manner. After completing this study, the Company has concluded that the limitation will not have a material impact on its ability to utilize its net operating loss carryforwards. If there was a material ownership change subsequent to the study it could limit the ability to utilize its net operating loss carryforwards.

The Company has not recorded a deferred tax asset for the temporary difference associated with the excess of its tax basis over the book basis in its Austrian subsidiary as the future tax benefit is not expected to reverse in the foreseeable future.

The Company has recorded a deferred tax liability as of March 31, 2014 for the undistributed earnings of its remaining foreign subsidiaries for which it can no longer assert are permanently reinvested. The total amount of undistributed earnings available to be repatriated at March 31, 2014 was $1.5 million resulting in the recording of a $0.5 million net deferred federal and state income tax liability.

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. The Company has gross unrecognized tax benefits of approximately $1.1 million at both March 31, 2014 and 2013. These amounts represent the amount of unrecognized tax benefits that, if recognized, would result in a reduction of the Company’s effective tax rate.

During the quarter ended September 30, 2011, the Company concluded a tax audit for the period January 1, 2006 through March 31, 2008 with its foreign subsidiary in Austria. The results of the audit concluded that previously deducted amounts for certain trade-mark and management fees related to corporate affairs charges would no longer be tax deductible.

A tabular roll-forward of the Company’s uncertainties in income tax provision liability is presented below (in thousands):

Balance at March 31, 2012	$1,061
Increase for tax positions	-
Balance at March 31, 2013	$1,061
Increase for tax positions	-
Balance at March 31, 2014	$1,061

The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. Any unrecognized tax benefits, if recognized, would favorably affect its effective tax rate in any future period. The Company does not expect that the amounts of unrecognized benefits will change significantly within the next 12 months. Interest and penalties were recorded beginning in the year ended March 31, 2011 through March 31, 2014, but were immaterial amounts.

The Company conducts business globally and, as a result, its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Major tax jurisdictions include the U.S., China and Austria. All U.S. income tax filings for years ending March 31, 1995 through 2014 remain open and subject to examination and all years from the year ended March 31, 2007 through 2014 remain open and subject to examination in Austria. Tax filings in China for calendar years 2008 through 2013 will remain open and subject to examination.

12. Stockholders’ Equity

Stock-Based Compensation

The components of employee stock-based compensation for the years ended March 31, 2014, 2013 and 2012 were as follows (in thousands):

	For the Years Ended March 31,
	2014	2013	2012
Stock options	$2,730	$3,389	$6,177
Restricted stock and stock awards	7,936	4,698	3,633
Employee stock purchase plan	30	51	54
Total stock-based compensation expense	$10,696	$8,138	$9,864

The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. The total unrecognized compensation cost for unvested outstanding stock options was $2.0 million and $3.5 million for the years ended March 31, 2014 and 2013, respectively. This expense will be recognized over a weighted-average expense period of approximately 1.5 years. The total unrecognized compensation cost for unvested outstanding restricted stock was $1.8 million and $5.8 million for the years ended March 31, 2014 and 2013, respectively. This expense will be recognized over a weighted-average expense period of approximately 0.6 years.

The following table summarizes employee stock-based compensation expense by financial statement line item for the years ended March 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Cost of revenues	$1,002	$726	$1,121
Research and development	2,751	2,456	2,562
Selling, general and administrative	6,943	4,956	6,181
Total	$10,696	$8,138	$9,864

The following table summarizes the information concerning currently outstanding and exercisable employee and non-employee options:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options/	Exercise	Contractual	Intrinsic Value
	Shares	Price	Term	(thousands)
Outstanding at March 31, 2013	2,671,194	$13.77
Granted at fair value	830,765	2.48
Exercised	-	-
Cancelled/forfeited	(560,121)	11.93
Outstanding at March 31, 2014	2,941,838	$10.93	6.7	$-
Exercisable at March 31, 2014	1,484,288	$15.22	5.0	$-
Fully vested and expected to vest at March 31, 2014	2,836,755	$11.15	6.6	$-

The weighted-average grant-date fair value of stock option awards granted during the years ended March 31, 2014, 2013 and 2012 was $1.62 per share, $2.56 per share, and $6.02 per share, respectively. Intrinsic value represents the amount by which the market price of the common stock exceeds the exercise price of the options. Given the decline in the Company’s stock price, exercisable options as of March 31, 2014 and 2013 had no intrinsic value. The aggregate intrinsic value of exercisable options at March 31, 2012 was minimal. Given the decline in the Company’s stock price, the aggregate intrinsic value of options exercised at March 31, 2014, 2013 and 2012 was minimal.

The weighted average assumptions used in the Black-Scholes valuation model for stock options granted during the years ended March 31, 2014, 2013, and 2012 are as follows:

	For the Years Ended March 31,
	2014	2013	2012
Expected volatility	75.1%	72.0%	70.0%
Risk-free interest rate	1.7%	0.9%	1.8%
Expected life (years)	5.9	5.9	5.9
Dividend yield	None	None	None

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

The following table summarizes the employee and non-employee restricted stock activity for the year ended March 31, 2014:

		Weighted	Intrinsic
		Average	Aggregate
		Grant Date	Value
	Shares	Fair Value	(thousands)
Outstanding at March 31, 2013	2,404,825	$4.58
Granted	1,945,610	2.30
Vested	(1,740,959)	3.91
Forfeited	(194,112)	3.54
Outstanding at March 31, 2014	2,415,364	$3.34	$3,889

The total fair value of restricted stock that was granted during the years ended March 31, 2014, 2013 and 2012 was $4.5 million, which includes $0.5 million for bonus and severance, $10.6 million, which includes $1.6 million for bonus and severance, and $5.6 million, respectively. The total fair value of restricted stock that vested during the years ended March 31, 2014, 2013 and 2012 was $3.7 million, which includes $0.5 million of bonus and severance, $3.4 million, which includes $1.6 million for bonus and severance, and $4.1 million, respectively.

The restricted stock granted during the years ended March 31, 2014, 2013 and 2012 includes approximately 402,015, 1,422,127 and 109,211 shares, respectively, of performance-based restricted stock, which would vest upon achievement of certain financial performance measurements. Included in the table above are 8,000 shares of restricted stock units outstanding.

The remaining shares granted vest upon the passage of time. For awards that vest upon the passage of time, expense is being recorded over the vesting period.

Stock-Based Compensation Plans

As of March 31, 2014, the Company had two active stock plans: the 2007 Stock Incentive Plan (the “2007 Plan”) and the 2007 Director Stock Option Plan (the “2007 Director Plan”). The 2007 Plan replaced the Company’s 2004 Stock Incentive Plan upon the approval by the Company’s stockholders on August 3, 2007. The 2007 Director Plan replaced the Second Amended and Restated 1997 Director Stock Option Plan, which expired pursuant to its terms on May 2, 2007.

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

As of March 31, 2014, the 2007 Director Plan provided for the grant of nonstatutory stock options and stock awards to members of the Board of Directors who are not also employees of the Company (outside directors). Under the terms of the 2007 Director Plan as of March 31, 2014, each outside director was granted an option to purchase 10,000 shares of common stock upon his or her initial election to the Board with an exercise price equal to the fair market value of the Company’s common stock on the date of the grant. These options vest in equal annual installments over a two-year period. In addition, as of March 31, 2014, each outside director was granted an award of 3,000 shares of common stock three business days following each annual meeting of stockholders, provided that such outside director had served as a director for at least one year. Under the terms of the 2007 Director Plan effective April 1, 2014, each outside director is granted an option to purchase shares of common stock with an aggregate grant date value equal to $40,000 upon his or her initial election to the Board with an exercise price equal to the fair market value of the Company’s common stock on the date of the grant. These options vest in equal annual installments over a two-year period. In addition, effective April 1, 2014, each outside director is granted an award of shares of common stock with an aggregate grant date value equal to $40,000 three business days following the last day of each fiscal year, subject to proration for any partial fiscal year of service.

As of March 31, 2014, the 2007 Plan had 2,879,559 shares and the 2007 Director Plan had 159,000 shares available for future issuance.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (ESPP) which provides employees with the opportunity to purchase shares of common stock at a price equal to the market value of the common stock at the end of the offering period, less a 15% purchase discount. The Company recognized compensation expense of $0.1 million for each of the years ended March 31, 2014, 2013, and 2012, respectively, related to the ESPP. The Company issued 99,963 shares of common stock related to the ESPP during the year ended March 31, 2014. As of March 31, 2014, the ESPP had 239,306 shares available for future issuance.

ATM Arrangement

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

During the year ended March 31, 2014, the Company received net proceeds of $7.5 million, including sales commissions and offering expenses, from sales of approximately 4.9 million shares of its common stock at an average sales price of approximately $1.62 per share under the ATM. During the three months ended March 31, 2014, the Company received net proceeds of $4.1 million from sales of approximately 2.5 million shares of its common stock at an average sales price of approximately $1.74 per share.

13. Commitments and Contingencies

Commitments

Purchase Commitments

The Company periodically enters into non-cancelable purchase contracts in order to ensure the availability of materials to support production of its products. Purchase commitments represent enforceable and legally binding agreements with suppliers to purchase goods or services. The Company periodically assesses the need to provide for impairment on these purchase contracts and record a loss on purchase commitments when required. As of March 31, 2014 and 2013, the Company recorded a liability for adverse purchase commitments of $0.4 million and $1.4 million, respectively. During the year ended March 31, 2013, the Company adjusted its accrual for adverse purchase commitments by $7.8 million, due primarily to settlements with vendors.

Lease Commitments

Operating leases include minimum payments under leases for the Company’s facilities and certain equipment; see Item 2, “Properties.” The Company’s primary leased facilities are located in Middleton and New Berlin, Wisconsin; Suzhou and Beijing, China; Klagenfurt, Austria; and Timisoara, Romania with a combined total of approximately 316,000 square feet of space. These leases have varying expiration dates through March 2021 which can generally be terminated at the Company’s request after a six month advance notice. The Company leases other locations which focus primarily on applications engineering, sales and/or field service and do not have significant leases or physical presence.

Minimum future lease commitments at March 31, 2014 were as follows (in thousands):

For the years ended March 31,	Total
2015	$1,764
2016	1,166
2017	674
2018	423
2019	211
Thereafter	378
Total	$4,616

Rent expense under the operating leases mentioned above was as follows (in thousands):

	For the years ended
	March 31,
	2014	2013	2012
Rent expense	$2,152	$2,437	$3,336

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

Between April 6, 2011 and May 12, 2011, seven putative securities class action complaints were filed against the Company and two of its officers in the United States District Court for the District of Massachusetts (the “Court”); one complaint additionally asserted claims against the underwriters who participated in its November 12, 2010 securities offering. On June 7, 2011, Court consolidated these actions under the caption Lenartz v. American Superconductor Corporation, et al., Docket No. 1:11-cv-10582-WGY. On August 31, 2011, Lead Plaintiff, the Plumbers and Pipefitters National Pension Fund, filed a consolidated amended complaint against the Company, its officers and directors, and the underwriters who participated in its November 12, 2010 securities offering, asserting claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated under the Exchange Act, as well as under sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended (the “Securities Act”). The complaint alleged that during the relevant class period, the Company and its officers omitted to state material facts and made materially false and misleading statements relating to, among other things, its projected and recognized revenues and earnings, as well as its relationship with Sinovel Wind Group Co., Ltd. (“Sinovel”) that artificially inflated the value of the Company’s stock price. The complaint further alleged that the Company’s November 12, 2010 securities offering contained untrue statements of material facts and omitted to state material facts required to be stated therein. The plaintiffs seek unspecified damages, rescindment of the Company’s November 12, 2010 securities offering, and an award of costs and expenses, including attorney’s fees. All defendants moved to dismiss the consolidated amended complaint. On December 16, 2011, the Court issued a summary order declining to dismiss the Securities Act claims against the Company and its officers, and taking under advisement the motion to dismiss the Exchange Act claims against the Company and its officers and the motion to dismiss the Securities Act claims made against the underwriters.  On July 26, 2012, the Court dismissed the Exchange Act claims against the Company and its officers and denied the motion to dismiss the Securities Act claims made against the underwriters.  On November 19, 2013, the Company entered into a Stipulation and Agreement of Settlement (the “Stipulation”), which resolved the claims asserted against them, certain of its current and former officers and directors, and the underwriters.  The terms of the Stipulation provide, among other things, a settlement payment by the Company of $10.0 million, $8.2 million of which will be funded by its insurers and $1.8 million of which is expected to be paid through the issuance of 944,882 shares of its common stock (the “Settlement Shares”).  The terms of the Stipulation were subject to approval by the Court following notice to all class members.  By order entered May 5, 2014, the Court approved the terms of the Stipulation and issued a final judgment dismissing this class action litigation.  The effective date of the settlement is expected to be June 5, 2014.  In the event that the value of the Settlement Shares (as calculated under the Stipulation) decreases as of the effective date of the settlement, the Company will be required to make a cash payment for the difference in value.  As of March 31, 2013, the Company had established a reserve for the anticipated cost to settle this class action litigation.  The issuance of the Settlement Shares is expected to be exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933.  Based on the Company’s assessment of the probable losses on this claim, the Company has recorded a loss contingency of $1.8 million as of March 31, 2014.

Between May 4, 2011 and June 17, 2011, four putative shareholder derivative complaints were filed against the Company (as a nominal defendant) and certain of its directors in the Court. On July 5, 2011, the Court consolidated three of these actions, and that matter was captioned In re American Superconductor Corporation Derivative Litigation, Docket No. 1:11-cv-10784-WGY. On June 1, 2011, the plaintiff in the fourth action, Marlborough Family Revocable Trust v. Yurek, et al., moved to voluntarily dismiss its complaint and refiled its complaint in Superior Court for the Commonwealth of Massachusetts, Middlesex County. On September 7, 2011, the Marlborough action and another putative shareholder derivative complaint filed in Superior Court for the Commonwealth of Massachusetts were consolidated. That consolidated matter was captioned In re American Superconductor Corporation Shareholder Derivative Litigation, Docket No. 11-1961. On January 12, 2012, an additional shareholder derivative complaint was filed in the Court of Chancery for the State of Delaware. That matter was captioned Krasnoff v. Budhraja, et al., Docket No. 7171. The allegations of the derivative complaints mirrored the allegations made in the putative class action complaints described above. The plaintiffs purported to assert claims against the director defendants for breach of fiduciary duty, abuse of control, gross mismanagement, unjust enrichment and corporate waste. On February 4, 2014, the Company entered into a Stipulation and Agreement of Settlement (the “Derivative Stipulation”) to settle In re American Superconductor Corporation Derivative Litigation, In re American Superconductor Corporation Shareholder Derivative Litigation, and Krasnoff v. Budhraja, et al., (together, the “Derivative Actions”). The Derivative Actions named certain current and former directors and officers as defendants. The current and former directors and officers named as individual defendants have denied expressly and continue to deny each and all of the claims and contentions alleged against them, and neither the individual defendants nor management has admitted any fault, wrongdoing or concession of liability in connection with the terms of the Derivative Stipulation. The Derivative Stipulation provides for, among other things, (a) a release of all claims relating to the Derivative Actions for the Company, the individual defendants, who are all current or former officers and directors, and the plaintiffs; (b) a requirement that the Company pay to plaintiffs’ counsel approximately $0.5 million for fees and expenses, which will be fully funded by its insurers; and (c) certain additions to its corporate governance policies, many of which have already been implemented. The terms of the Derivative Stipulation were subject to approval by the Court following notice to stockholders. By order entered May 8, 2014, the Court approved the terms of the Derivative Stipulation and issued a final judgment dismissing In re American Superconductor Corporation Derivative Litigation.  Pursuant to the terms of the stipulation, the Company and the plaintiffs subsequently jointly sought and obtained dismissal of In re American Superconductor Corporation Shareholder Derivative Litigation, and Krasnoff v. Budhraja, et al. The effective date of the settlement is expected to be June 10, 2014. Based on the Company’s assessment that the probable losses on this claim are insignificant, no loss contingency was recorded.

On September 13, 2011, the Company commenced a series of legal actions in China against Sinovel. The Company’s Chinese subsidiary, Suzhou AMSC Superconductor Co. Ltd., filed a claim for arbitration with the Beijing Arbitration Commission in accordance with the terms of the Company’s supply contracts with Sinovel. The case is captioned (2011) Jing Zhong An Zi No. 0963. On March 31, 2011, Sinovel refused to accept contracted shipments of 1.5 MW and 3 MW wind turbine core electrical components and spare parts that the Company was prepared to deliver. The Company alleges that these actions constitute material breaches of its contracts because Sinovel did not give it notice that it intended to delay deliveries as required under the contracts. Moreover, the Company alleges that Sinovel has refused to pay past due amounts for prior shipments of core electrical components and spare parts. The Company is seeking compensation for past product shipments and retention (including interest) in the amount of approximately RMB 485.0 million ($76.0 million) due to Sinovel’s breaches of its contracts. The Company is also seeking specific performance of its existing contracts as well as reimbursement of all costs and reasonable expenses with respect to the arbitration. The value of the undelivered components under the existing contracts, including the deliveries refused by Sinovel in March 2011, amounts to approximately RMB 4.6 billion ($720.0 million).

On October 8, 2011, Sinovel filed with the Beijing Arbitration Commission an application under the caption (2011) Jing Zhong An Zi No. 0963, for a counterclaim against the Company for breach of the same contracts under which the Company filed its original arbitration claim. Sinovel claimed, among other things, that the goods supplied by the Company do not conform to the standards specified in the contracts and claimed damages in the amount of approximately RMB 370.0 million ($58.0 million). On October 17, 2011, Sinovel filed with the Beijing Arbitration Commission a request for change of counterclaim to increase its damage claim to approximately RMB 1.0 billion ($157.0 million). On December 22, 2011, Sinovel filed with the Beijing Arbitration Commission an additional request for change of counterclaim to increase its damages claim to approximately RMB 1.2 billion ($190.0 million). On February 27, 2012, Sinovel filed with the Beijing Arbitration Commission an application under the caption (2012) Jing Zhong An Zi No. 0157, against the Company for breach of the same contracts under which the Company filed its original arbitration claim. Sinovel claimed, among other things, that the goods supplied by the Company do not conform to the standards specified in the contracts and claimed damages in the amount of approximately RMB 105.0 million ($17.0 million). The Company believes that Sinovel’s claims are without merit and it intends to defend these actions vigorously. Since the proceedings in this matter are in relatively early stages, the Company cannot reasonably estimate possible losses or range of losses at this time.

The Company also submitted a civil action application to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Yi Zhong Min Chu Zi No. 15524, against Sinovel for software copyright infringement on September 13, 2011. The application alleges Sinovel’s unauthorized use of portions of the Company’s wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines and the binary code, or upper layer, of the Company’s software for the PM3000 power converters in 1.5MW wind turbines. In July 2011, a former employee of the Company’s Austrian subsidiary was arrested in Austria on charges of economic espionage and fraudulent manipulation of data. In September 2011, the former employee pled guilty to the charges, and was imprisoned. As a result of the Company’s internal investigation and a criminal investigation conducted by Austrian authorities, the Company believes that this former employee was contracted by Sinovel through an intermediary while employed by the Company and improperly obtained and transferred to Sinovel portions of its wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines. Moreover, the Company believes the former employee illegally used source code to develop for Sinovel a software modification to circumvent the encryption and remove technical protection measures on the Company’s PM3000 power converters in 1.5MW wind turbines in the field. The Company is seeking a cease and desist order with respect to the unauthorized copying, installation and use of its software, monetary damages of approximately RMB 38.0 million ($6.0 million) for its economic losses and reimbursement of all costs and reasonable expenses. The Beijing No. 1 Intermediate People’s Court accepted the case, which was necessary in order for the case to proceed. In November 2011, Sinovel filed a motion to remove this case from the Beijing No. 1 Intermediate People’s Court and transfer the matter to the Beijing Arbitration Commission. On February 14, 2012, the court denied Sinovel’s motion to remove the case. On February 21, 2012, Sinovel filed an appeal of the Beijing No. 1 Intermediate People’s Court decision to the Beijing Higher People’s Court. On April 25, 2012, the Beijing Higher People’s Court issued a final Civil Ruling which supports the Beijing No.1 Intermediate People’s Court’s civil ruling and rejected Sinovel’s appeal. Sinovel filed an appeal of the Beijing Higher People’s Court’s decision with China’s Supreme People’s Court. A hearing regarding this appeal was held at the Chinese Supreme People’s Court on October 26, 2012. On November 23, 2012, China’s Supreme People’s Court issued a Civil Ruling, holding that (1) it will conduct a re-trial of Sinovel’s appeal, and (2) the lower court’s decision will be stayed pending the re-trial. China’s Supreme People’s Court conducted a re-trial of Sinovel’s appeal on May 29, 2013. On January 26, 2014, the Supreme People's Court ruled to uphold the Beijing Higher People's Court ruling that the dispute shall be heard by the court. The Company will now await a hearing date from the Beijing No. 1 Intermediate People's Court.

The Company submitted a civil action application to the Beijing Higher People’s Court against Sinovel and certain of its employees for trade secret infringement on September 13, 2011 under the caption (2011) Gao Min Chu Zi No. 4193. The application alleges the defendants’ unauthorized use of portions of the Company’s wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines as described above with respect to the Copyright Action. The Company is seeking monetary damages of RMB 2.9 billion ($453.0 million) for the trade secret infringement as well as reimbursement of all costs and reasonable expenses. The Beijing Higher People’s Court accepted the case, which was necessary in order for the case to proceed. On December 22, 2011, the Beijing Higher People’s Court transferred the case to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Gao Min Chu Zi No. 4193. On June 7, 2012, the Company received an Acceptance Notice from the Beijing No.1 Intermediate People’s Court under the caption (2012) Yi Zhong Min Chu Zi No.6833. In August 2012, Sinovel filed a motion to remove this case from the Beijing No. 1 Intermediate People’s Court and transfer the matter to the Beijing Arbitration Commission. On February 24, 2014, the Beijing No.1 Intermediate People’s Court denied Sinovel’s motion to remove the case. On March 13, 2014, Sinovel filed an appeal of the Beijing No. 1 Intermediate People’s Court decision to the Beijing Higher People’s Court. The Company is currently awaiting the final decision from the Beijing Higher People’s Court regarding the jurisdiction opposition issue.

On September 16, 2011, the Company filed a civil copyright infringement complaint in the Hainan Province No. 1 Intermediate People’s Court against Dalian Guotong Electric Co. Ltd. (“Guotong”), a supplier of power converter products to Sinovel, and Huaneng Hainan Power, Inc. (“Huaneng”), a wind farm operator that has purchased Sinovel wind turbines containing Guotong power converter products. The case is captioned (2011) Hainan Yi Zhong Min Chu Zi No. 62. The application alleges that the Company’s PM1000 converters in certain Sinovel wind turbines have been replaced by converters produced by Guotong. Because the Guotong converters are being used in wind turbines containing the Company’s wind turbine control software, the Company believes that its copyrighted software is being infringed. The Company is seeking a cease and desist order with respect to the unauthorized use of its software, monetary damages of RMB 1.2 million ($0.2 million) for its economic losses (with respect to Guotong only) and reimbursement of all costs and reasonable expenses. The court has accepted the case, which was necessary in order for the case to proceed. In addition, upon the request of the defendant Huaneng, Sinovel has been added by the court to this case as a defendant and Huaneng has been released from this case. In December 2011, Sinovel filed a jurisdiction opposition motion requesting dismissal by the Hainan Province No. 1 Intermediate People’s Court, saying the case should be governed by the Beijing Arbitration Commission. On February 3, 2012, the Company received the Civil Ruling from the court, which granted Sinovel’s motion, and dismissed the entire case. The Company appealed the court’s ruling to the Hainan Higher Court, which on April 5, 2012 upheld the decision of the Hainan Province No. 1 Intermediate People’s Court. On April 9, 2012, the Company filed an appeal of the Hainan Higher Court’s decision with China’s Supreme People’s Court. China’s Supreme People’s Court accepted the appeal on May 23, 2012. The case is captioned, (2012) Min Shen Zi No. 630. On December 20, 2012, China’s Supreme People’s Court issued a Civil ruling, holding that (1) it will conduct a re-trial of the Company’s appeal and (2) the lower court’s decision will be stayed pending the re-trial. China’s Supreme People’s Court conducted a re-trial of the Company’s appeal on May 29, 2013. On January 26, 2014, the Supreme People's Court revoked Hainan No. 1 Intermediate People’s Court and Hainan Higher People’s Court’s rulings and ruled that the case shall be heard by the Hainan No. 1 Intermediate People’s Court. The Hainan No. 1 Intermediate People’s Court accepted the case under the caption (2014) Hainan Yi Zhong Min Chu Zi No. 1.

Ghodawat Energy Pvt Ltd (“Ghodawat”), a company registered in India carrying on the business of wind power development, lodged a Request for Arbitration with the Secretariat of the ICC International Court of Arbitration (the “ICC Court”) on May 12, 2011 and named AMSC Windtec GmbH (“AMSC Austria”) as the Respondent. Under the Request for Arbitration, Ghodawat alleges that AMSC Austria breached an agreement dated March 19, 2008 pursuant to which AMSC Austria granted a license to Ghodawat to manufacture, use, sell, market, erect, commission and maintain certain wind turbines using its technical information and wind turbine design (the “License Agreement”). Under the Request for Arbitration, Ghodawat’s claims in this arbitration amount to approximately €18.0 million ($24.0 million). AMSC Austria filed an Answer to Request for Arbitration and Counterclaim, in which AMSC Austria denied Ghodawat’s claims in their entirety. AMSC Austria has also submitted counterclaims under the License Agreement against Ghodawat in the amount of approximately €6.0 million ($9.0 million). Ghodawat has filed a Reply to Answer to Request for Arbitration and Counterclaim in which it denies AMSC Austria’s counterclaims. On June 3, 2013, the final oral submission hearing was conducted. The final award is pending and the ICC Court has extended the time limit for the Tribunal to render a final award on a number of occasions.  The Company expects that the award will be issued in 2014; however, it cannot assure you that the issuance of the award will not be delayed. The Company had recorded a loss contingency based on its assessment of probable losses on this claim; however, this amount is immaterial to its consolidated financial statements.

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

At March 31, 2014 and 2013, the Company had $2.9 million and $6.1 million, respectively, of restricted cash included in current assets, and $3.4 million and $4.8 million, respectively, of restricted cash included in long-term assets. These amounts included in restricted cash represent deposits to secure letters of credit for various supply contracts. These deposits are held in interest bearing accounts.

The Company had an unused, unsecured line of credit consisting of €2.7 million (approximately $3.7 million) in Austria as of March 31, 2014.

14. Employee Benefit Plans

The Company has implemented a defined contribution plan (the “Plan”) under Section 401(k) of the Internal Revenue Code. Any contributions made by the Company to the Plan are discretionary. The Company has a stock match program under which the Company matched, in the form of Company common stock, 50% of the first 6% of eligible contributions. The Company recorded expense of $0.4 million, $0.5 million, and $0.7 million, for the years ended March 31, 2014, 2013, and 2012, respectively, and recorded corresponding charges to additional paid-in capital related to this program.

15. Minority Investments

Investment in Tres Amigas LLC

The Company made an investment in Tres Amigas LLC, a Delaware limited liability company (“Tres Amigas”), focused on providing the first common interconnection of America’s three power grids to help the country achieve its renewable energy goals and facilitate the smooth, reliable and efficient transfer of green power from region to region.  The Company’s original investment in Tres Amigas was $5.4 million. As of March 31, 2014, the Company holds a 26% ownership interest in Tres Amigas.

The Company has determined that Tres Amigas is a variable interest entity (“VIE”) and that the Company is not the primary beneficiary of the VIE. Therefore, the Company has not consolidated Tres Amigas as of March 31, 2014. The investment is carried at acquisition cost, plus the Company’s equity in undistributed earnings or losses. The Company’s maximum exposure to loss is limited to the Company’s recorded investment in this VIE. The Company’s investment in Tres Amigas is included in other assets on the consolidated balance sheet and the equity in undistributed losses of Tres Amigas is included in other income, net, on the consolidated statements of operations.

The net investment activity for the year ended March 31, 2014 is as follows (in thousands):

Balance at April 1, 2013	$2,853
Minority interest in net losses	(1,008)
Balance at March 31, 2014	$1,845

Investment in Blade Dynamics Ltd.

The Company has (through its Austrian subsidiary), a minority ownership position in Blade Dynamics Ltd. (“Blade Dynamics”), a designer and manufacturer of advanced wind turbine blades based on proprietary materials and structural technologies.  The Company’s original investment was for $8.0 million in cash. As of March 31, 2014, the Company holds a 19% ownership interest in Blade Dynamics.

The investment is carried at the acquisition cost, plus the Company’s equity in undistributed earnings or losses, through December 1, 2012, the date which the company no longer reports undistributed earnings or losses. The Company’s investment in Blade Dynamics is included in other assets on the consolidated balance sheet and the equity in undistributed losses of Blade Dynamics is included in other income, net, on the unaudited condensed consolidated statements of operations.

During the year ended March 31, 2014, the Company determined that as a result of its efforts to sell its investment in Blade Dynamics, certain indicators of impairment existed which required the Company to perform further analysis.  As a result of this analysis, the Company recorded an impairment charge of approximately $1.3 million.

The net investment activity for the year ended March 31, 2014 is as follows (in thousands):

Balance at April 1, 2013	$4,611
Net foreign exchange rate impact	344
Impairment	(1,265)
Balance at March 31, 2014	$3,690

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

During the years ended March 31, 2014, 2013 and 2012, the Company initiated restructuring activities, approved by the Board of Directors, in order to reorganize global operations, streamline various functions of the business, and reduce its global workforce to better reflect the demand for its products. Most recently, during the year ended March 31, 2014, the Company undertook a plan to consolidate its Grid manufacturing activities in its Devens, Massachusetts facility and close its facility in Middleton, Wisconsin.  In addition, the Company is establishing a new Wind manufacturing facility in Romania and as a result reduced the headcount in its operation in China to a level necessary to support demand from its Chinese customers.  From April 1, 2011 through March 31, 2014, the Company has reduced its global workforce by approximately 68% and as a result, the Company incurred costs associated with the workforce reduction consisting of severance pay, outplacement services, medical benefits, and other related benefits. For the years ended March 31, 2014, 2013, and 2012, the Company recorded employee severance and benefit costs of $1.7 million, $2.5 million, and $5.3 million, respectively. Remaining unpaid charges are expected to be paid through December 2014. In addition, during the year ended March 31, 2013, the Company consolidated certain of its business operations to reduce overall facility costs. The Beijing and Klagenfurt office consolidations were accounted for in accordance with ASC 420. The consolidation plan entailed vacating approximately 8,200 square feet of occupied space in Beijing China, and approximately 4,000 square feet of occupied space in Klagenfurt, Austria. The Company recorded a liability of $0.4 million as of March 31, 2013, associated with the fair value of the remaining lease payments as of the cease-use date and related office furniture and equipment. Fair value was determined based upon the discounted present value of remaining lease rentals for the space no longer occupied, considering future estimated potential sublease income.

The following table presents restructuring charges and cash payments (in thousands):

	Severance pay	Facility
	and benefits	exit costs	Total
Accrued restructuring balance at April 1, 2012	$680	$294	$974
Charges to operations	2,501	436	2,937
Cash payments	(3,036)	(676)	(3,712)
Accrued restructuring balance at March 31, 2013	$145	$54	$199
Charges to operations	1,710	23	1,733
Cash payments	(836)	(37)	(873)
Non-cash/miscellaneous reductions	(175)	(39)	(215)
Accrued restructuring balance at March 31, 2014	$844	$0	$844

In addition, during the year ended March 31, 2012, the Company also consolidated certain of its business operations to reduce overall facility costs. The consolidation plan entailed vacating approximately 8,937 square feet of occupied space in Klagenfurt, Austria, approximately 33,000 square feet of unoccupied space in Middleton, WI and approximately 3,300 square feet of occupied space in Nuremburg, Germany. The facility closures were accounted for in accordance with ASC 420. With respect to the Klagenfurt location, the Company recorded a liability equal to the fair value of the remaining lease payments as of the cease-use date. Fair value was determined based upon the discounted present value of remaining lease rentals for the space no longer occupied, considering future estimated potential sublease income. With respect to the Middleton location the Company settled with its landlord a final lease payment. As a result, the Company recorded facility exit costs of $0.3 million related to the remaining lease commitments on the leased space in Klagenfurt and Middleton locations. These charges were paid through March 2013. All restructuring charges discussed above are included within restructuring and impairments in the Company’s consolidated statements of operations. The Company includes accrued restructuring within accounts payable and accrued expenses in the consolidated balance sheets.

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

In fiscal 2013, 2012 and 2011, in response to challenging liquidity and market conditions, the Company entered into and completed certain restructuring activities, approved by the Board of Directors, in order to reduce costs and align its strategic priorities. Since the restructuring action impacted all of its operations, management concluded that there were indicators of potential impairment of its long-lived assets in each of those fiscal years and it therefore conducted assessments of the recoverability of these assets by comparing its carrying value of the assets to the pre-tax undiscounted cash flows estimated to be generated by those assets over their remaining book useful lives. Based on the calculations performed by management, the sum of the undiscounted cash flows forecasted to be generated by certain assets were less than the carrying value of those assets. Therefore, there were indications that certain of its assets were impaired and, as a result, the Company performed additional analysis. An evaluation of the level of impairment was made by comparing the implied fair value of those definite long-lived tangible and intangible assets of each reporting unit against their carrying values.

The fair values of the impacted property and equipment were based on what the Company could reasonably expect to sell each asset from the perspective of a market participant. The determination of the fair value of its property and equipment includes estimates and judgments regarding the marketability and ultimate sales price of individual assets. The Company utilized market data and approximations from comparable analyses to arrive at the estimated fair values of the impacted property and equipment. The fair values of amortization intangible assets related to completed technology and trade names were determined using primarily the relief-from-royalty method over the estimated economic lives of those assets from the perspective of a market participant.  During fiscal 2013, the Company determined that the fair values of those assets were greater than or equal to their carrying values and no impairment charge was recorded. During fiscal 2012 and 2011, management determined that certain of its corporate assets and Grid segment property, plant and equipment were impaired as their carrying values exceeded their fair values. The Company determined the long-lived assets of its Wind segment were not impaired. Accordingly, for the year ended March 31, 2013, the Company recorded an impairment charge on certain of its corporate assets and for the years ended March 31, 2013 and March 31, 2012, the Company recorded impairment charges on certain of its Grid segment property, plant and equipment. For the years ended March 31, 2013 and 2012, these charges totaled $5.0 million and $1.7 million, respectively.

17. Business Segment and Geographic Information

The Company reports its financial results in two reportable business segments: Wind and Grid.

Through its Windtec Solutions, the Wind business segment enables manufacturers to field wind turbines with highly competitive power output, reliability and affordability. The Company supplies advanced power electronics and control systems, licenses its highly engineered wind turbine designs, and provides extensive customer support services to wind turbine manufactures. Its design portfolio includes a broad range of drive trains and power ratings of 2 MW’s and higher. It provides a broad range of power electronics and software-based control systems that are highly integrated and designed for optimized performance, efficiency, and grid compatibility.

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

The operating results for the two business segments are as follows (in thousands):

	For the Years Ended March 31,
	2014	2013	2012
Revenues:
Wind	$55,608	$44,231	$44,642
Grid	28,509	43,188	31,901
Total	$84,117	$87,419	$76,543

	2014	2013	2012
Operating loss:
Wind	$(5,213)	$(16,098)	$(62,217)
Grid	(22,523)	(23,815)	(29,645)
Unallocated corporate expenses	(13,693)	(17,828)	(44,577)
Total	$(41,429)	$(57,741)	$(136,439)

Total business segments assets are as follows (in thousands):

	March 31,	March 31,
	2014	2013
Wind	$36,701	$67,111
Grid	54,342	72,800
Corporate assets	77,466	76,843
Total	$168,509	$216,754

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

Unallocated corporate expenses primarily consist of stock-based compensation expense of $10.7 million and $8.1 million, and $9.9 million for the years ended March 31, 2014, 2013 and 2012, respectively, and restructuring and impairment charges of $3.0 million, $7.9 million, and $9.2 million for the years ended March 31, 2014, 2013, and 2012, respectively. For the year ended March 31, 2013, unallocated corporate expenses also included a loss contingency of $1.8 million, also for the year ended March 31, 2012, unallocated corporate expenses included $20.6 million for the write-off of an advanced payment to The Switch.

Geographic information about revenue, based on shipments to customers by region, is as follows (in thousands):

	For the Years Ended March 31,
	2014	2013	2012
U.S.	$11,013	$13,197	$21,347
Canada	3,312	1,663	1,219
Europe	7,453	14,709	2,868
China	24,748	17,906	16,929
Korea	6,429	10,945	12,486
India	26,384	17,062	14,212
Australia	4,779	11,937	7,482
Total	$84,117	$87,419	$76,543

In the year ended March 31, 2014, 2013 and 2012, 87%, 85%, and 72% of the Company’s revenues, respectively, were recognized from sales outside the United States. The Company maintains operations in Austria, China and the United States and sales and service support centers around the world.

In the year ended March 31, 2014, two customers, Inox Wind Limited (“Inox”) and Beijing JINGCHENG New Energy (“JCNE”), accounted for approximately 31% and 18%, respectively, of the Company’s total revenues. In the year ended March 31, 2013, Inox and JCNE, accounted for approximately 19% and 13%, respectively, of the Company’s total revenues. In the year ended March 31, 2012, Inox and Doosan Heavy Industries, accounted for approximately 18% and 11%, respectively, of the Company’s total revenues.

Geographic information about property, plant and equipment associated with particular regions is as follows (in thousands):

	March 31,
	2014	2013
North America	$62,426	$71,127
Europe	1,232	1,941
Asia Pacific	916	1,558
Total	$64,574	$74,626

18. Quarterly Financial Data (Unaudited)

(In thousands, except per share amount)	For the year ended March 31, 2014:
Three Months Ended	June 30,	September 30,	December 31,	March 31,
	2013	2013	2013	2014
Total revenue	$23,086	$24,181	$20,563	$16,287
Operating loss	(8,850)	(11,028)	(6,675)	(14,876)
Net loss	(10,513)	(14,623)	(8,417)	(22,705)
Net loss per common share—basic	(0.18)	(0.24)	(0.14)	(0.33)
Net loss per common share—diluted	(0.18)	(0.24)	(0.14)	(0.33)

(In thousands, except per share amount)	For the year ended March 31, 2013:
Three Months Ended	June 30,	September 30,	December 31,	March 31,
	2012	2012	2012	2013
Total revenue	$28,716	$20,867	$17,417	$20,419
Operating loss	(6,128)	(14,970)	(20,616)	(16,027)
Net loss	(10,275)	(15,949)	(20,135)	(19,773)
Net loss per common share—basic	(0.20)	(0.31)	(0.38)	(0.35)
Net loss per common share—diluted	(0.20)	(0.31)	(0.38)	(0.35)

19. Subsequent Events

The Company has performed an evaluation of subsequent events through the time of filing this Annual Report on Form 10-K with the SEC, and has determined that there are no such events that are required to be disclosed.

20. Recent Accounting Pronouncements

In January 2013, the FASB issued Accounting Standards Update No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU 2013-01). The main objective in developing this update is to address implementation issues about the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. ASU 2013-01 is effective for the Company’s first quarter of fiscal 2014. The Company is currently evaluating the impact of adopting ASU 2013-01, and does not believe there will be a significant impact on its consolidated results of operations, financial condition, or cash flows.

In March 2013, the FASB issued Accounting Standards Update No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05). The objective of the amendments in this update is to resolve the diversity in practice about whether Subtopic 810-10, Consolidation — Overall, or Subtopic 830-30, Foreign Currency Matters — Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this update resolve the diversity in practice for the treatment of business combinations achieved in involving a foreign entity. ASU 2013-05 is effective for fiscal years and interim periods beginning after December 15, 2013. The Company adopted ASU 2013-05 in the fourth quarter of fiscal 2013, and there were no significant effects on its consolidated results of operations, financial condition, or cash flows.

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

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued, ASU Revenue from Contracts with Customers 2014-09 (Topic 606)., The guidance substantially converges final standards on revenue recognition between the FASB and IASB providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all exiting revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles.  The ASU is effective for annual reporting periods beginning after December 15, 2016.  The Company is currently evaluating the impact of adopting ASU 2014-09 to determine the impact, if any, it may have on its current practices.

The Company does not believe that other recently issued accounting pronouncements will have a material impact on its financial statements.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 15, 2013, the Audit Committee of our Board of Directors (the “Audit Committee”) dismissed PricewaterhouseCoopers LLP (“PwC”) as the Company’s independent registered public accounting firm effective immediately. Contemporaneous with the determination to dismiss PwC, the Audit Committee engaged McGladrey LLP (“McGladrey”) as our independent registered public accounting firm for the fiscal year ending March 31, 2014, also effective immediately.

The reports of PwC on the financial statements of the Company for the fiscal years ended March 31, 2013 and March 31, 2012 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the report of PwC on the Company’s audited financial statements contained in its Annual Report on Form 10-K for the fiscal year ended March 31, 2013 included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

During the fiscal years ended March 31, 2013 and March 31, 2012, and the subsequent interim period through August 15, 2013, there were no (a) “disagreements” as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, between the Company and PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements that, if not resolved to PwC’s satisfaction, would have caused PwC to make reference to the subject matter of the disagreement in their reports on the financial statements for such years; or (b) “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided PwC with a copy of the disclosures included in its Current Report on Form 8-K filed on August 21, 2013 (the “Current Report”) and requested from PwC a letter addressed to the Securities and Exchange Commission indicating whether it agrees with the statements made in the Current Report. A copy of PwC’s letter dated August 21, 2013 was attached as Exhibit 16.1 to the Current Report.

During the fiscal years ended March 31, 2013 and March 31, 2012, and the subsequent interim period through August 15, 2013, neither the Company nor anyone acting on its behalf had consulted with McGladrey regarding (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that McGladrey concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement” or “reportable event” as those terms are defined in Item 304(a)(1) of Regulation S-K.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, an evaluation was conducted of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control – Integrated Framework (1992 Edition). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2014.

The effectiveness of our internal control over financial reporting as of March 31, 2014 has been audited by McGladrey LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is contained in part under the caption “Executive Officers” in Part I of this Annual Report on Form 10-K, and in part in our Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended March 31, 2014 (the “2014 Proxy Statement”) in the sections “Corporate Governance — Members of the Board,” “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance — Code of Business Conduct and Ethics,” “Corporate Governance —Board Committees” and “Corporate Governance — Board Committees — Audit Committee,” “Corporate Governance — Director Nomination Process”, “Corporate Governance — Board Determination of Independence”, which sections are incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The sections of the 2014 Proxy Statement titled “Information About Executive and Director Compensation,” “Information About Executive and Director Compensation — Compensation Committee Interlocks and Insider Participation” and “Information About Executive and Director Compensation — Compensation Committee Report” are incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections of the 2014 Proxy Statement titled “Stock Ownership of Certain Beneficial Owners and Management” and “Information about Executive Officer and Director Compensation — Securities Authorized for Issuance Under our Equity Compensation Plans” are incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections of the 2014 Proxy Statement titled “Certain Relationships and Related Transactions” and “Corporate Governance —Board Determination of Independence” and “Corporate Governance — Board Committees” are incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The section of the 2014 Proxy Statement titled “Ratification of Selection of Registered Independent Public Accounting Firm (Proposal 4)” is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Document filed as part of this Annual Report on Form 10-K:

1. Financial Statements

The following financial statements of American Superconductor Corporation, supplemental information and report of independent registered public accounting firm required by this item are included in Item 8, “Financial Statements and Supplementary Data,” in this Form 10-K:

2. Financial Statement Schedules

See “Schedule II — Valuation and Qualifying Accounts” for the fiscal years ended March 31, 2014, 2013 and 2012. All other schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits Required by Item 601 of Regulation S-K under the Exchange Act.

See (b) Exhibits.

(b) Exhibits

The list of Exhibits filed as a part of this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding such Exhibits, and is incorporated herein by reference.

American Superconductor Corporation

Schedule II — Valuation and Qualifying Accounts

(In thousands)

	Balance,			Recoveries	Balance,
	Beginning of			and Other	End of
	Year	Additions	Write-offs	Adjustments	Year

Allowance for doubtful accounts receivable:
Fiscal year ended March 31, 2014	$-	16	-	-	$16
Fiscal year ended March 31, 2013	$52	-	(52)	-	$-
Fiscal year ended March 31, 2012	$683	6	(631)	(6)	$52

	Balance,			Recoveries	Balance,
	Beginning of			and Other	End of
	Year	Additions	Write-offs	Adjustments	Year

Deferred tax asset valuation allowance:
Fiscal year ended March 31, 2014	$261,961	26,649	(5,786)	-	$282,824
Fiscal year ended March 31, 2013	$252,302	21,333	(11,674)	-	$261,961
Fiscal year ended March 31, 2012	$220,596	41,709	(10,003)	-	$252,302

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SUPERCONDUCTOR CORPORATION

BY:	/S/ DANIEL P. MCGAHN
Daniel P. McGahn President, Chief Executive Officer, and Director
Date: June 5, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/S/ DANIEL P. MCGAHN Daniel P. McGahn	President, Chief Executive Officer, and Director (Principal Executive Officer)	June 5, 2014
/S/ DAVID A. HENRY David A. Henry	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 5, 2014
/S/ JOHN W. WOOD, JR. John W. Wood, Jr.	Chairman of the Board	June 5, 2014
/S/ VIKRAM S. BUDHRAJA Vikram S. Budhraja	Director	June 5, 2014
/S/ RICHARD DROUIN Richard Drouin	Director	June 5, 2014
/S/ PAMELA F. LENEHAN. Pamela F. Lenehan	Director	June 5, 2014
/S/ DAVID R. OLIVER, JR. David R. Oliver, Jr.	Director	June 5, 2014
/S/ JOHN B. VANDER SANDE John B. Vander Sande	Director	June 5, 2014

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant, as amended.	S-3	333-191153	3.1	9/13/13
3.2	Amended and Restated By-Laws of the Registrant.	S-3	333-191153	3.2	9/13/13
4.1	Exchanged Note dated as of December 20, 2012 between the Registrant and Capital Ventures International.	10-Q	000-19672	4.1	2/11/13
4.2	Series A-2 Warrant, dated as of October 9, 2013, between the Registrant and Capital Ventures International.	10-Q	000-19672	4.1	11/12/13
4.3	Warrant Agreement, dated as of November 15, 2013, between the Registrant and Hercules Technology Growth Capital, Inc.	8-K	000-19672	4.1	11/18/13
4.4	First Amendment to Warrant Agreement, dated as of November 15, 2013, by and between the Registrant and Hercules Technology Growth Capital, Inc.	8-K	000-19672	4.2	11/18/13
10.1+	Amended and Restated 1996 Stock Incentive Plan.	10-K	000-19672	10.21	6/27/01
10.2+	Form of incentive stock option agreement under Amended and Restated 1996 Stock Incentive Plan.	10-K	000-19672	10.3	5/28/09
10.3+	Form of non-statutory stock option agreement under Amended and Restated 1996 Stock Incentive Plan.	10-K	000-19672	10.4	5/28/09
10.4+	Second Amended and Restated 1997 Director Stock Option Plan, as amended.	10-Q	000-19672	10.8	2/5/09
10.5+	Form of Stock Option Agreement under Second Amended and Restated 1997 Director Stock Option Plan, as amended.	10-Q	000-19672	10.4	11/9/04
10.6+	2004 Stock Incentive Plan, as amended.	10-Q	000-19672	10.9	2/5/09
10.7+	Form of incentive stock option agreement under 2004 Stock Incentive Plan, as amended.	10-Q	000-19672	10.1	11/9/04
10.8+	Form of non-statutory stock option agreement under 2004 Stock Incentive Plan, as amended.	10-Q	000-19672	10.2	11/9/04
10.9+	Form of restricted stock agreement under 2004 Stock Incentive Plan, as amended.	10-Q	000-19672	10.3	11/9/04
10.10+	2007 Stock Incentive Plan, as amended.	8-K	000-19672	10.1	7/27/12
10.11+	Form of Incentive Stock Option Agreement under 2007 Stock Incentive Plan, as amended.	8-K	000-19672	10.2	8/7/07
10.12+	Form of Non-statutory Stock Option Agreement under 2007 Stock Option Plan, as amended.	8-K	000-19672	10.3	8/7/07
10.13+	Form of Restricted Stock Agreement Regarding Awards to Executive Officers under 2007 Stock Option Plan, as amended.	8-K	000-19672	10.4	8/7/07
10.14+	Form of Restricted Stock Agreement Regarding Awards to Employees, under 2007 Stock Option Plan, as amended.	8-K	000-19672	10.5	8/7/07

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.15+	Form of Restricted Stock Agreement (regarding performance-based awards to executive officers and employees) under 2007 Stock Incentive Plan, as amended.	8-K	000-19672	10.1	5/20/08
10.16+	2007 Director Stock Plan (Amended and restated as of April 1, 2014)					*
10.17+	Form of Non-statutory Stock Option Agreement Under 2007 Director Stock Plan (Amended and Restated as of April 1, 2014)	8-K	000-19672	10.7	8/7/07
10.18+	Executive Incentive Plan for the fiscal year ended March 31, 2013.	10-Q	000-19672	10.1	11/6/12
10.19+	Executive Incentive Plan for the fiscal year ended March 31, 2014.	10-Q	000-19672	10.1	11/12/13
10.20	Form of Employee Nondisclosure and Developments Agreement.	S-1	333-43647	10.16	1/7/91
10.21+	Amended and Restated Executive Severance Agreement, dated as of May 24, 2011, between the Registrant and Daniel P. McGahn.	8-K	000-19672	10.2	5/24/11
10.22+	Amended and Restated Executive Severance Agreement dated as of December 23, 2008 between the Registrant and David A. Henry.	10-Q	000-19672	10.2	2/5/09
10.23+	Amended and Restated Executive Severance Agreement dated as of September 20, 2013 between the Registrant and James F. Maguire.	8-K	000-19672	10.1	9/25/13
10.24+	First Amendment to Executive Severance Agreement, effective as of May 9, 2012, between the Registrant and James F. Maguire.	10-Q	000-19672	10.6	8/3/12
10.25+	Severance Agreement dated as of February 14, 2013 between the Registrant and Timothy D. Poor.	8-K	000-19672	10.1	2/20/13
10.26	Employment Offer Letter from the Registrant to Timothy D. Poor.	10-Q	000-19672	10.1	8/7/13
10.27+	Severance Agreement dated as of January 2, 2013 between the Registrant and Susan J. DiCecco.	8-K	000-19672	10.1	1/8/13
10.28	Securities Purchase Agreement, dated as of April 4, 2012, by and between the Registrant and Capital Ventures International.	8-K	000-19672	10.1	4/4/12
10.29	Registration Rights Agreement, dated as of April 4, 2012, by and between the Registrant and Capital Ventures International.	8-K	000-19672	10.2	4/4/12
10.30	Amendment and Exchange Agreement, dated as of December 20, 2012, by and between the Registrant and Capital Ventures International.	8-K	000-19672	10.1	12/21/12
10.31	Second Amendment and Warrant Exchange Agreement, dated as of October 9, 2013, by and between the Registrant and Capital Ventures International.	8-K	000-19672	10.1	10/9/13

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.32	Exchange Agreement, dated as of March 2, 2014, by and between the Registrant and Capital Ventures International.	8-K	000-19672	10.1	3/3/14
10.33	Loan and Security Agreement, by and between Registrant and Hercules Technology Growth Capital, Inc., dated as of June 5, 2012.	8-K	000-19672	10.1	6/6/12
10.34	First Amendment to Loan and Security Agreement, by and between Registrant and Hercules Technology Growth Capital, Inc., dated as of November 15, 2013.	8-K	000-19672	10.1	11/18/13
10.35	Limited Waiver, dated as of June 11, 2013, between the Registrant and Hercules Technology Growth Capital, Inc.	10-K	000-19672	10.50	6/14/13
10.36	Warrant Agreement, dated as of June 5, 2012, between the Registrant and Hercules Technology Growth Capital, Inc.	8-K	000-19672	10.2	6/6/12
10.37	Mortgage and Security Agreement, dated as of July 31, 2012, by and between ASC Devens LLC and Hercules Technology Growth Capital, Inc.	10-Q	000-19672	10.3	11/6/12
10.38	First Modification to Mortgage and Security Agreement, dated as of November 15, 2013, by and between ASC Devens LLC and Hercules Technology Growth Capital, Inc.	10-Q	000-19672	10.3	2/6/14
10.39	Environmental Indemnity Agreement, dated as of July 31, 2012, made by the Registrant and ASC Devens LLC in favor of Hercules Technology Growth Capital, Inc.	10-Q	000-19672	10.4	11/6/12
10.40†	Supply Contract, effective as of February 8, 2013, by and between the Registrant and Inox Wind Limited.	8-K	000-19672	10.1	2/14/13
10.41	At Market Issuance Sales Agreement, dated as of November 15, 2013, by and between the Registrant and MLV & Co. LLC.	8-K	000-19672	10.2	11/18/13
16.1	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated August 21, 2013.	8-K	000-19672	16.1	8/21/2013
21.1	Subsidiaries.					*
23.1	Consent of PricewaterhouseCoopers LLP.					*
23.2	Consent of McGladrey LLP					*
31.1	Chief Executive Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Chief Financial Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
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

**
101.INS	XBRL Instance Document.***
101.SCH	XBRL Taxonomy Extension Schema Document.***
101.CAL	XBRL Taxonomy Calculation Linkbase Document.***
101.DEF	XBRL Taxonomy Definition Linkbase Document.***
101.LAB	XBRL Taxonomy Label Linkbase Document.***
101.PRE	XBRL Taxonomy Presentation Linkbase Document.***

†	Confidential treatment previously requested and granted with respect to certain portions, which portions were omitted and filed separately with the Commission.
+	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.
**	Furnished herewith.
***	Submitted electronically herewith.