Form 10-Q
period 2014-06-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2014-08-05
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Shares outstanding of the Registrant’s common stock:

Common Stock, par value $0.01 per share	83,207,199
Class	Outstanding as of July 31, 2014

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,	March 31,
	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$36,624	$43,114
Accounts receivable, net	10,290	7,556
Inventory	19,408	20,694
Prepaid expenses and other current assets	8,544	9,004
Restricted cash	6,099	2,913
Total current assets	80,965	83,281

Property, plant and equipment, net	62,516	64,574
Intangibles, net	1,851	1,995
Restricted cash	100	3,394
Deferred tax assets	7,724	7,724
Other assets	7,402	7,541

Total assets	$160,558	$168,509

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$19,037	$21,764
Note payable, current portion, net of discount of $447 as of June 30, 2014 and $555 as of March 31, 2014	5,906	6,240
Derivative liabilities	2,636	2,601
Deferred revenue	14,519	9,456
Deferred tax liabilities	7,759	7,761
Total current liabilities	49,857	47,822

Note payable, net of discount of $205 as of June 30, 2014 and $287 as of March 31, 2014	5,461	6,380
Deferred revenue	1,755	990
Other liabilities	1,023	1,058
Total liabilities	58,096	56,250

Commitments and contingencies (Note 13)

Stockholders' equity:
Common stock	816	789
Additional paid-in capital	970,553	966,390
Treasury stock	(739)	(370)
Accumulated other comprehensive income	1,738	1,839
Accumulated deficit	(869,906)	(856,389)
Total stockholders' equity	102,462	112,259

Total liabilities and stockholders' equity	$160,558	$168,509

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended June 30,
	2014	2013

Revenues	$11,696	$23,086

Cost and operating expenses:
Cost of revenues	12,087	17,987
Research and development	3,120	3,027
Selling, general and administrative	7,938	10,827
Restructuring and impairments	1,179	13
Amortization of acquisition related intangibles	39	82
Total cost and operating expenses	24,363	31,936

Operating loss	(12,667)	(8,850)

Change in fair value of derivatives and warrants	(35)	469
Interest expense, net	(535)	(2,111)
Other (expense) income, net	(152)	69

Loss before income tax expense	(13,389)	(10,423)

Income tax expense	128	90

Net loss	$(13,517)	$(10,513)

Net loss per common share
Basic	$(0.17)	$(0.18)
Diluted	$(0.17)	$(0.18)

Weighted average number of common shares outstanding
Basic	77,688	58,300
Diluted	77,688	58,300

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Three months ended June 30,
	2014	2013

Net loss	$(13,517)	$(10,513)

Other comprehensive loss, net of tax:
Foreign currency translation losses	(101)	(35)
Total other comprehensive loss, net of tax	(101)	(35)
Comprehensive loss	$(13,618)	$(10,548)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(13,517)	$(10,513)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	2,475	2,655
Stock-based compensation expense	1,581	2,135
Non-cash portion of restructuring charges	(44)	(27)
Provision for excess and obsolete inventory	649	160
Loss on minority interest investments	202	248
Change in fair value of derivatives and warrants	35	(469)
Non-cash interest expense	190	1,672
Other non-cash items	93	686
Changes in operating asset and liability accounts:
Accounts receivable	(2,741)	8,111
Inventory	623	2,861
Prepaid expenses and other current assets	441	(1,151)
Accounts payable and accrued expenses	(1,344)	(5,464)
Deferred revenue	5,851	(10,211)
Net cash used in operating activities	(5,506)	(9,307)

Cash flows from investing activities:
Purchase of property, plant and equipment	(287)	(97)
Proceeds from the sale of property, plant and equipment	5	25
Change in restricted cash	108	4,051
Change in other assets	(93)	(205)
Net cash (used in) provided by investing activities	(267)	3,774

Cash flows from financing activities:
Employee taxes paid related to net settlement of equity awards	(368)	(57)
Repayment of debt	(1,442)	(1,154)
Proceeds from ATM sales, net	1,177	-
Net cash used in financing activities	(633)	(1,211)

Effect of exchange rate changes on cash and cash equivalents	(84)	109

Net decrease in cash and cash equivalents	(6,490)	(6,635)
Cash and cash equivalents at beginning of year	43,114	39,243
Cash and cash equivalents at end of year	$36,624	$32,608

Supplemental schedule of cash flow information:
Cash paid for income taxes, net of refunds	$34	$145
Issuance of common stock to settle liabilities	1,431	1,832
Cash paid for interest	368	216

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

These unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with United States generally accepted accounting principles (“GAAP”) and the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. The going concern basis of presentation assumes that the Company will continue operations and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those instructions. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended June 30, 2014 and 2013 and the financial position at June 30, 2014.

Liquidity

The Company has experienced recurring operating losses and as of June 30, 2014, the Company had an accumulated deficit of $869.9 million. In addition, the Company has experienced recurring negative operating cash flows.  At June 30, 2014, the Company had cash and cash equivalents of $36.6 million. Cash used in operations for the three months ended June 30, 2014 was $5.5 million.

From April 1, 2011 through the date of this filing, the Company has reduced its global workforce substantially.  The Company is currently in the process of consolidating certain business operations to reduce facility costs.  As of June 30, 2014, the Company had a global workforce of approximately 281 persons.  The Company plans to closely monitor its expenses and if required, expects to further reduce operating costs and capital spending to enhance liquidity.

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

On November 15, 2013, the Company entered into an At Market Sales Arrangement (“ATM”) under which the Company may, at its discretion, sell up to $30.0 million of shares of its common stock (before expenses) through its sales agent, MLV & Co. LLC (“MLV”).  During the three months ended June 30, 2014, the Company received net proceeds of $1.2 million, including sales and commissions and offering expenses, from sales of approximately 0.8 million shares of its common stock at an average sales price of approximately $1.63 per share under the ATM. (See Note 12, “Stockholders’ Equity”, for further information regarding the ATM.)   At June 30, 2014, there was approximately $20.8 million of availability under the Company’s ATM (see further discussion below).

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

The Company believes it has sufficient available liquidity to fund its operations, capital expenditures and scheduled cash payments under its debt obligations through June 30, 2015. The Company’s liquidity is highly dependent on its ability to increase revenues, its ability to control its operating costs, its ability to utilize the ATM to raise additional capital as required, at its discretion, and its ability to maintain compliance with the covenants and restrictions on its debt obligations (or obtain waivers from its lender in the event of non-compliance). There can be no assurance that the Company will be able to continue to utilize the ATM.

2. Stock-Based Compensation

The Company accounts for its stock-based compensation at fair value. The following table summarizes stock-based compensation expense by financial statement line item for the three months ended June 30, 2014 and 2013 (in thousands):

	Three months ended June 30,
	2014	2013
Cost of revenues	$153	$205
Research and development	479	575
Selling, general and administrative	949	1,355
Total	$1,581	$2,135

During the three months ended June 30, 2014, the Company granted 1,000,000 stock options, and 972,336 restricted stock awards. There were 314,765 stock options granted during the three months ended June 30, 2013. These stock options vest over 5 years, and the restricted stock awards vest over one year. For options and awards that vest upon the passage of time, expense is being recorded over the vesting period. Performance-based restricted stock awards are expensed over the requisite service period.

The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. The total unrecognized compensation cost for unvested outstanding stock options was $2.3 million at June 30, 2014. This expense will be recognized over a weighted average expense period of approximately 3.1 years. The total unrecognized compensation cost for unvested outstanding restricted stock was $2.1 million at June 30, 2014. This expense will be recognized over a weighted-average expense period of approximately 1.0 years.

The weighted-average assumptions used in the Black-Scholes valuation model for stock options granted during the three months ended June 30, 2014 and 2013 are as follows:

	Three months ended June 30,
	2014	2013
Expected volatility	85.5%	74.6%
Risk-free interest rate	1.9%	1.7%
Expected life (years)	5.8	5.9
Dividend yield	None	None

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

3. Computation of Net Loss per Common Share

Basic net loss per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Where applicable, diluted EPS is computed by dividing the net loss by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. For the three months ended June 30, 2014, 7.4 million shares were not included in the calculation of diluted EPS as they were considered anti-dilutive, of which 3.9 million relate to unexercised stock options, and 3.5 million relate to the issuance of warrants. For the three months ended June 30, 2013, 10.6 million shares were not included in the calculation of diluted EPS as they were considered anti-dilutive, of which 2.9 million relate to unvested stock options, 3.2 million relate to the issue of warrants and 4.5 million shares related to the convertible feature of the Company’s unsecured, senior convertible note (the “Exchanged Note”).

The following table reconciles the numerators and denominators of the earnings per share calculation for the three months ended June 30, 2014 and 2013 (in thousands, except per share data):

	Three months ended June 30,
	2014	2013

Numerator:
Net loss	$(13,517)	$(10,513)
Denominator:
Weighted-average shares of common stock outstanding	79,619	60,463
Weighted-average shares subject to repurchase	(1,931)	(2,163)
Shares used in per-share calculation ― basic	77,688	58,300
Shares used in per-share calculation ― diluted	77,688	58,300
Net loss per share ― basic	$(0.17)	$(0.18)
Net loss per share ― diluted	$(0.17)	$(0.18)

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

The Company provides a gross presentation of activity within Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements.  A change in the hierarchy of an investment from its current level is reflected in the period during which the pricing methodology of such investment changes.  Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 is made in the event that the related security is significant to total cash and investments.  The Company did not have any transfers of assets and liabilities between Level 1 and Level 3 of the fair value measurement hierarchy during the three months ended June 30, 2014.

A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value, measured as of June 30, 2014 and March 31, 2014 (in thousands):

	Total	Quoted Prices in	Significant Other	Significant
	Carrying	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2014:
Assets:
Cash equivalents	$22,180	$22,180	$-	$-
Derivative liabilities:
Warrants	$2,636	$-	$-	$2,636

	Total	Quoted Prices in	Significant Other	Significant
	Carrying	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2014:
Assets:
Cash equivalents	$17,675	$17,675	$-	$-
Derivative liabilities:
Warrants	$2,601	$-	$-	$2,601

The table below reflects the activity for the Company’s major classes of liabilities measured at fair value (in thousands):

		Warrants
April 1, 2014		$2,601
Mark to market adjustment		35
Balance at June 30, 2014		$2,636

	Derivative
	Liability	Warrants
April 1, 2013	$529	$3,633
Warrant issuance with Senior Secured Term Loan	-	315
Mark to market adjustment	(525)	(1,347)
Extinguishment of derivative liability	(4)	-
Balance at March 31, 2014	$-	$2,601

The following table provides the assets and liabilities measured at fair value on a non-recurring basis, as of March 31, 2014 (in thousands).  As no indicators of impairment existed during the current quarter, there were no assets to be measured at fair value on a non-recurring basis as of June 30, 2014.

	Total	Quoted Prices in	Significant Other	Significant
	Carrying	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2014:
Assets:
Investment in unconsolidated entity – Blade Dynamics	$3,690	$-	$-	$3,690

Valuation Techniques

Cash Equivalents

Cash equivalents consist of highly liquid instruments with maturities of three months or less that are regarded as high quality, low risk investments and are measured using such inputs as quoted prices, and are classified within Level 1 of the valuation hierarchy. Cash equivalents consist principally of certificates of deposits and money market accounts.

Derivative Liability

In April 2012, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Capital Ventures International (“CVI”), an affiliate of Heights Capital Management, under which the Company issued a $25.0 million, 7% convertible note (the “Initial Note”).  In December 2012, the Company entered into an agreement with CVI pursuant to which it exchanged the Initial Note for the Exchanged Note.  The Exchanged Note was extinguished as of March 31, 2014.  The Company had identified all of the derivatives (“Derivative Liability”) associated with the extinguished Exchanged Note which include holder change of control redemption rights, issuer optional redemption rights, sale redemption rights and a feature to convert the Exchanged Note into equity at the holder’s option.  The Derivative Liability was subject to revaluation at each balance sheet date, and any change in fair value was recorded as a change in fair value in derivatives and warrants until its expiration.  The Company relied on assumptions in a lattice model to determine the fair value of Derivative Liability.  The Company had appropriately valued the Derivative Liability within Level 3 of the valuation hierarchy.  (See Note 10, “Debt,” for further discussion of the Exchanged Note, Derivative Liability and valuation assumptions used.)

Warrants

Warrants were issued in conjunction with the Purchase Agreement with CVI, and the Term Loan. (See Note 10, “Debt,” and Note 11 “Warrants and Derivative Liabilities,” for additional information.) These warrants are subject to revaluation at each balance sheet date, and any change in fair value will be recorded as a change in fair value in derivatives and warrants until the earlier of their exercise or expiration.

The Company relies on various assumptions in a lattice model to determine the fair value of warrants. The Company has appropriately valued the warrants within Level 3 of the valuation hierarchy. (See Note 11, “Warrants and Derivative Liabilities,” for a discussion of the warrants and the valuation assumptions used.)

Minority Investment

The Company accounts for the minority investment in Blade Dynamics on a cost basis (See Note 14, “Minority Investments”).  During the year ended March 31, 2014, the Company determined that as a result of its efforts to sell its investment in Blade Dynamics, certain indicators of impairment existed which required the Company to perform further analysis. Based on analysis which included potential sale scenarios of the investment, the Company recorded an impairment charge of approximately $1.3 million and reported the investment at its estimated fair value in the fourth quarter ended March 31, 2014.

5. Accounts Receivable

Accounts receivable at June 30, 2014 and March 31, 2014 consisted of the following (in thousands):

	June 30,	March 31,
	2014	2014
Accounts receivable (billed)	$9,650	$6,113
Accounts receivable (unbilled)	656	1,459
Less: Allowance for doubtful accounts	(16)	(16)
Accounts receivable, net	$10,290	$7,556

6. Inventory

Inventory at June 30, 2014 and March 31, 2014 consisted of the following (in thousands):

	June 30,	March 31,
	2014	2014
Raw materials	$5,101	$3,304
Work-in-process	2,471	4,047
Finished goods	9,147	10,275
Deferred program costs	2,689	3,068
Net inventory	$19,408	$20,694

The Company recorded inventory write-downs of $0.6 million and $0.2 million for the three months ended June 30, 2014 and 2013, respectively. These write downs were based on evaluating its ending inventory on hand for excess quantities and obsolescence.

Deferred program costs as of June 30, 2014 and March 31, 2014 primarily represent costs incurred on programs accounted for under contract accounting where the Company needs to complete development programs before revenue and costs will be recognized.

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2014 and March 31, 2014 consisted of the following (in thousands):

	June 30,	March 31,
	2014	2014
Accounts payable	$2,554	$1,749
Accrued inventories in-transit	1,509	212
Accrued miscellaneous expenses	4,801	6,076
Accrued outside services	3,272	3,716
Accrued subcontractor program costs	288	290
Accrued compensation	3,155	5,939
Income taxes payable	200	173
Accrued adverse purchase commitments	403	402
Accrued warranty	2,855	3,207
Total	$19,037	$21,764

The Company generally provides a one to three year warranty on its products, commencing upon installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.

Product warranty activity was as follows (in thousands):

	Three Months Ended
	June 30,
	2014	2013
Balance at beginning of period	$3,207	$2,709
Change in accruals for warranties during the period	(72)	152
Settlements during the period	(280)	(74)
Balance at end of period	$2,855	$2,787

8. Income Taxes

For both of the three months ended June 30, 2014 and 2013, the Company recorded income tax expense of $0.1 million. Income tax expense was primarily due to income taxes in the Company’s foreign jurisdictions.

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

During the years ended March 31, 2014 and March 31, 2013, the Company undertook restructuring activities, approved by the Board of Directors, in order to reorganize its global operations, streamline various functions of the business, and reduce its global workforce to better reflect the demand for its products. During the year ended March 31, 2014, the Company undertook a plan to consolidate its Grid manufacturing activities in its Devens, Massachusetts facility and close its facility in Middleton, Wisconsin.  In addition, the Company is establishing a new Wind manufacturing facility in Romania and as a result reduced the headcount in its operation in China to a level necessary to support demand from its Chinese customers.  The Company also undertook a workforce reduction in July 2013, reducing its workforce by approximately 7%, impacting primarily selling, engineering and general and administrative functions.  The Company recorded restructuring charges for severance and other costs of approximately $1.2 million during the three months ended June 30, 2014. During the three months ended June 30, 2013, the Company incurred restructuring costs of less than $0.1 million. From April 1, 2011 through June 30, 2014, the Company’s various restructuring activities resulted in a substantial reduction of its global workforce. Remaining unpaid amounts under these restructuring activities are expected to be paid by August 31, 2015.

The following table presents restructuring charges and cash payments (in thousands):

	Severance pay	Facility Exit and
Three months ended June 30, 2014:	and benefits	Relocation costs	Total
Accrued restructuring balance at April 1, 2014	$844	$-	$844
Charges to operations	690	489	1,179
Cash payments	(589)	(489)	(1,078)
Accrued restructuring balance at June 30, 2014	$945	$-	$945

Three months ended June 30, 2013:
Accrued restructuring at April 1, 2013	$145	$54	$199
Charges to operations	40	-	40
Cash payments	(107)	(18)	(125)
Non-cash/miscellaneous reductions	(20)	(18)	(38)
Accrued restructuring balance at June 30, 2013	$58	$18	$76

All restructuring charges discussed above are included within restructuring and impairments in the Company’s unaudited condensed consolidated statements of operations. The Company includes accrued restructuring within accounts payable and accrued expenses in the unaudited condensed consolidated balance sheets.

10. Debt

Senior Convertible Note

On April 4, 2012, the Company entered into the Purchase Agreement with CVI and completed a private placement of the Initial Note. After fees and expenses, the net proceeds of the Initial Note were $23.2 million. The Initial Note had an initial conversion price of $4.85 per share, representing a premium of approximately 20% over AMSC’s closing price on April 3, 2012. The Initial Note was payable in monthly installments beginning four months from issuance and ending on October 4, 2014. Monthly payments were payable in cash or the Company’s common stock at the option of the Company, subject to certain trading volume, stock price and other conditions. CVI could elect to defer receipt of monthly installment payments at its option. Any deferred installment payments would continue to accrue interest. The Company registered 10,262,311 shares of common stock which could be used as payment for principal and interest in lieu of cash for resale under the Securities Act of 1933, as amended (the “Securities Act”) as required under a Registration Rights Agreement with CVI.

The Company accounted for the Initial Note as an instrument that has the characteristics of a debt host contract containing several embedded derivative features that would require bifurcation and separate accounting as a derivative instrument pursuant to the provisions of ASC Topic 815 – Derivatives and Hedging (ASC 815). The Company elected not to use the fair value option for the aggregate amount of the Initial Note and recorded the liability at its stated value on the date of issuance with no changes in fair value reported in subsequent periods. The Company valued these derivatives at $3.8 million upon issuance of the Initial Note. (See Note 11, “Warrants and Derivative Liabilities,” for additional information regarding derivative liabilities.)

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

On October 9, 2013, the Company entered into a Second Amendment and Warrant Exchange Agreement (the “Second Amendment”) with CVI. The Second Amendment further amended the Purchase Agreement, as amended by the First Amendment (collectively, the “Amended Purchase Agreement”), that the Company previously entered into with CVI.

Pursuant to the Second Amendment, the Company and/or CVI waived certain provisions of the Amended Purchase Agreement and amended certain provisions of the Exchanged Note and exchanged the warrant (the “Original Warrant”) for a new warrant (the Exchanged Warrant”) with a reduced exercise price of $2.61 per share of common stock.

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

During the three months ended June 30, 2013, the Company recorded non-cash interest expense for amortization of the debt discount related to the convertible notes of $1.5 million.

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

Senior Secured Term Loans

On June 5, 2012, the Company entered into a Term Loan with Hercules Technology Growth Capital, Inc. (“Hercules”), under which the Company borrowed $10.0 million. After the closing fees and expenses, the net proceeds to the Company were $9.7 million. The Term Loan bears an interest rate equal to 11% plus the percentage, if any, by which the prime rate as reported by The Wall Street Journal exceeds 3.75%. The Company made interest-only payments from July 1, 2012 through October 31, 2012, after which the Company began repaying the Term Loan in equal monthly installments ending on December 1, 2014. The Term Loan is secured by substantially all of the Company’s existing and future assets, including a mortgage on real property owned by the Company’s wholly-owned subsidiary, ASC Devens LLC, and located at 64 Jackson Road, Devens, Massachusetts. In addition, Hercules received a warrant (the “First Warrant”) to purchase 139,276 shares of common stock, exercisable at an initial strike price of $3.59 per share, subject to adjustment, until December 5, 2017. Due to certain adjustment provisions within the warrant, it qualified for liability accounting and the fair value of $0.4 million was recorded upon issuance, which the Company recorded as a debt discount and a warrant liability.  The Company will pay an end of term fee of $0.5 million upon the earlier of maturity or prepayment of the loan. The Company has accrued the term fee and recorded a corresponding amount into the debt discount. In addition, the Company incurred $0.3 million of legal and origination costs in the year ended March 31, 2013, which have been recorded as a debt discount. The total debt discount including the First Warrant, end of term fee and legal and origination costs of $1.2 million is being amortized into interest expense over the term of the Term Loan using the effective interest method. Under this method, interest expense is recognized each period until the debt instrument reaches maturity. During the three months ended June 30, 2014 and 2013, the Company recorded non-cash interest expense for amortization of the debt discount related to the Term Loan of $0.1 million and $0.1 million, respectively.

On November 15, 2013, the Company amended the Term Loan with Hercules and entered into a New Term Loan (collectively with the Term Loan, the “Term Loans”), borrowing an additional $10.0 million. After closing fees and expenses, the net proceeds to the Company for the New Term Loan were $9.8 million.  The New Term Loan also bears the same interest rate as the Term Loan.  The Company made interest-only payments from December 1, 2013 to May 31, 2014.  If the Company achieved certain revenue targets for the six-month period ending March 31, 2014, interest only payments would continue through August 31, 2014.  The Company did not meet these revenue targets.  As a result, the Company is repaying the New Term Loan in equal monthly installments ending on November 1, 2016.  Hercules received a warrant (the “Second Warrant”) to purchase 256,410 shares of common stock, exercisable at an initial strike price of $1.95 per share, subject to adjustment, until May 15, 2019.  In addition, the exercise price of the First Warrant was reduced to $1.95 per share. (See Note 11, “Warrants and Derivative Liabilities,” for a discussion on both warrants and the valuation assumptions used.) The Company will pay an end of term fee of $0.5 million upon the earlier of maturity or prepayment of the New Term Loan. The Company has accrued the end of term fee and recorded a corresponding amount into the debt discount.  The New Term Loan includes a mandatory prepayment feature which allows Hercules the right to use any of the Company’s net proceeds from specified asset dispositions greater than $1.0 million in a calendar year to pay off any outstanding accrued interest and principal balance on the New Term Loan.  The Company determined the fair value to be de-minimis for this feature. In addition, the Company incurred $0.2 million of legal and origination costs in the three months ended December 31, 2013, which have been recorded as a debt discount. The total debt discount including the Second Warrant, end of term fee and legal and origination costs of $1.0 million is being amortized into interest expense over the term of the New Term Loan using the effective interest method. If the maturity of either of the term loans is accelerated because of prepayment, then the amortization will be accelerated. During the three months ended June 30, 2014, the Company recorded non-cash interest expense for amortization of the debt discount related to the New Term Loan of $0.1 million.

The Term Loans are secured by substantially all of the Company’s existing and future assets, including a mortgage on real property owned by the Company’s wholly-owned subsidiary, ASC Devens LLC, and located at 64 Jackson Road, Devens, Massachusetts.  The Term Loans contain certain covenants that restrict the Company’s ability to, among other things, incur or assume certain debt, merge or consolidate, materially change the nature of the Company’s business, make certain investments, acquire or dispose of certain assets, make guaranties or grant liens on its assets, make certain loans, advances or investments, declare dividends or make distributions or enter into transactions with affiliates. In addition, there is a covenant that requires the Company to maintain a minimum unrestricted cash balance (the “Minimum Threshold”) in the United States of at least $15.0 million at the inception of the New Term Loan.  The Minimum Threshold will be reduced by $2.5 million for every $5.0 million of net proceeds from the sale of its common stock after November 15, 2013, including those under the ATM, to an amount not lower than $7.5 million or the outstanding combined principal balances of the Term Loans, whichever is lower.  As of June 30, 2014, the Minimum Threshold was $12.5 million.  The events of default under the Term Loans include, but are not limited to, failure to pay amounts due, breaches of covenants, bankruptcy events, cross defaults under other material indebtedness and the occurrence of a material adverse effect and/or change in control. In the case of a continuing event of default, Hercules may, among other remedies, declare due all unpaid principal amounts outstanding and any accrued but unpaid interest and foreclose on all collateral granted to Hercules as security under the Term Loans.

Although the Company believes that it is in and expects to remain in compliance with the covenants and restrictions under the Term Loans as of the date of this Quarterly Report on Form 10-Q, there can be no assurance that the Company will continue to be in compliance.

Interest expense on the Exchanged Note and Term Loans for the three months ended June 30, 2014 and 2013, was $0.5 million and $2.1 million, respectively, which included $0.2 million and $1.7 million, respectively, of non-cash interest expense related to the amortization of the debt discount on the Exchanged Note and Term Loans and payment of the Exchanged Note in Company common stock at a discount.

11. Warrants and Derivative Liabilities

Senior Convertible Note Warrant

On April 4, 2012, the Company entered into the Purchase Agreement with CVI. The Purchase Agreement included the Original Warrant to purchase 3,094,060 shares of the Company’s common stock. The warrant is exercisable at any time on or after the date that is six months after the issuance of the warrant and entitles CVI to purchase shares of the Company’s common stock for a period of five years from the initial date the warrant becomes exercisable at a price equal to $5.45 per share, subject to certain price-based and other anti-dilution adjustments. On October 9, 2013, the Company amended the Purchase Agreement with CVI (the “Amendment”). Pursuant to the Amendment, the Company exchanged the Original Warrant for the Exchanged Warrant, with a reduced exercise price of $2.61 per share of common stock. Other than the reduced exercise price, the Exchanged Warrant has the same terms and conditions as the Original Warrant.  As a result of the sales of common stock under the ATM (See Note 12, “Stockholders’ Equity”, for further discussion of the ATM), and other issuances, during the three months ended June 30, 2014, the exercise price of the Exchanged Warrant was reduced to $2.57 per share.  The Exchanged Warrant may not be exercised if, after giving effect to the conversion, CVI together with its affiliates would beneficially own in excess of 4.99% of the Company’s common stock. This percentage may be raised to any other percentage not in excess of 9.99% at the option of CVI, upon at least 61-days prior notice to the Company, or lowered to any other percentage, at the option of CVI, at any time.

The Company calculated the fair value of the derivative liabilities, (see Note 4, “Fair Value Measurements”, and Note 10, “Debt” for further discussion), and warrants utilizing an integrated lattice model. The lattice model is an option pricing model that involves the construction of a binomial tree to show the different paths that the underlying asset may take over the option’s life. A lattice model can take into account expected changes in various parameters such as volatility over the life of the options, providing more accurate estimates of option prices than the Black-Scholes model.

The Company accounts for the warrant as a liability due to certain adjustment provisions within the warrant, which requires that it be recorded at fair value. The warrant is subject to revaluation at each balance sheet date and any change in fair value will be recorded as a change in fair value of derivatives and warrants until the earlier of expiration or its exercise at which time the warrant liability will be reclassified to equity.

Following is a summary of the key assumptions used to calculate the fair value of the warrant:

	June 30,
Fiscal Year 14	2014

Risk-free interest rate	0.98%
Expected annual dividend yield	—%
Expected volatility	83.50%
Term (years)	3.26
Fair value	$2.3 million
			Post-modification	Pre-modification
	March 31,	December 31,	October 9,	October 9,	September 30,	June 30,	March 31,
Fiscal Year 13	2014	2013	2013	2013	2013	2013	2013

Risk-free interest rate	1.11%	1.17%	1.05%	1.05%	1.02%	1.13%	0.67%
Expected annual dividend yield	—%	—%	—%	—%	—%	—%	—%
Expected volatility	80.99%	75.60%	71.50%	71.50%	72.00%	71.90%	71.70%
Term (years)	3.51	3.76	3.99	3.99	4.01	4.27	4.51
Fair value	$ 2.2 million	$ 2.2 million	$ 3.2 million	$ 2.2 million	$ 2.5 million	$ 3.0 million	$ 3.4 million

The Company recorded a net loss, resulting from the increase in the fair value of the Exchanged Warrant, of $0.1 million compared to a net gain, resulting from the decrease in fair value of $0.4 million to change in fair value of derivatives and warrants in the three months ended June 30, 2014, and 2013, respectively.

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

The terms of the December 2012 Amendment with CVI provided for, among other things, the exchange of the Initial Note for the Exchanged Note and reduced the conversion price of the Initial Note from $4.85 per share to $3.19 per share in the Exchanged Note. As a result of the sales of common stock under the ATM (See Note 12, “Stockholders’ Equity”, for further discussion of the ATM) the conversion price of the Exchanged Note was further reduced to $3.10 per share.

On March 2, 2014, the Company entered into an Exchange Agreement with CVI, pursuant to which the Company exchanged the Exchanged Note for approximately 6.6 million shares of common stock, in full satisfaction of all amounts owed under the Exchanged Note, including any accrued interest.  In addition, the Company exchanged the remaining value for the derivative liability identified with the Exchanged Note and any unamortized debt discount.

Following is a summary of the key assumptions used to value the convertible notes derivative features:

	March 31,	December 31,	September 30,	June 30,	March 31,
Fiscal Year 13	2014	2013	2013	2013	2013

Principal outstanding (000's)	$—	$10,411	$10,411	$14,389	$15,380
Stock price	N/A	$1.64	$2.34	$2.64	$2.67
Percentage volume condition met	— %	87.20%	80.20%	87.50%	80.50%
Expected volatility	— %	68.60%	66.30%	65.80%	66.90%
Risk free rate	— %	0.12%	0.10%	0.21%	0.20%
Bond yield	— %	16.50%	15.50%	16.70%	16.50%
Recovery rate	— %	35.00%	35.00%	37.00%	30.00%
Redeemable	N/A	yes	yes	yes	yes
Total time (years)	—	0.75	1.00	1.26	1.51
Dilution effect	N/A	yes	yes	yes	yes
Fair value	$—	$—	$0.2 million	$0.5 million	$0.5 million
Fair value as a percent of par	— %	0.02%	0.70%	3.3%	3.4%

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

The Company recorded no change in fair value of derivatives and warrants in the three months ended June 30, 2013.

Senior Secured Term Loan – First Warrant

On June 5, 2012, the Company entered into the Loan and Security Agreement with Hercules. (See Note 10, “Debt,” for additional information regarding the Loan and Security Agreement.) In conjunction with this agreement, the Company issued the First Warrant to purchase 139,276 shares of the Company’s common stock. The First Warrant is exercisable at any time after its issuance and expires on December 5, 2017, at a price equal to $3.59 per share subject to certain price-based and other anti-dilution adjustments. The exercise price was reduced to $1.95 per share in conjunction with entering into the New Term Loan.  An anti-dilution adjustment resulted in a reduction to the exercise price to $1.94 per share as of June 30, 2014.

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

Following is a summary of the key assumptions used to calculate the fair value of the First Warrant:

	June 30,
Fiscal Year 14	2014

Risk-free interest rate	1.04%
Expected annual dividend yield	—%
Expected volatility	82.75%
Term (years)	3.43
Fair value	$ 0.1 million

			Post-modification	Pre-modification
	March 31,	December 31,	November 15,	November 15,	September 30,	June 30,	March 31,
Fiscal Year 13	2014	2013	2013	2013	2013	2013	2013

Risk-free interest rate	1.18%	1.24%	1.00%	1.00%	1.09%	1.20%	0.70%
Expected annual dividend yield	—%	—%	—%	—%	—%	—%	—%
Expected volatility	80.73%	74.79%	72.64%	72.64%	72.10%	72.30%	72.01%
Term (years)	3.68	3.93	4.05	4.05	4.18	4.43	4.68
Fair value	$ 0.1 million	$ 0.1 million	$ 0.1 million	$ 0.1 million	$ 0.2 million	$ 0.2 million	$ 0.2 million

The Company recorded no change in fair value of derivatives and warrants during either of the three month periods ended June 30, 2014 and 2013.

Senior Secured Term Loan – Second Warrant

On November 15, 2013, the Company amended the Loan and Security Agreement with Hercules and entered into the New Term Loan. (See Note 10, “Debt,” for additional information regarding the New Term Loan.) In conjunction with this agreement, the Company issued the Second Warrant to purchase 256,410 shares of the Company’s common stock. The Second Warrant is exercisable at any time after its issuance and expires on May 15, 2019, at a price equal to $1.95 per share subject to certain price-based and other anti-dilution adjustments.  An anti-dilution adjustment resulted in a reduction to the exercise price to $1.94 per share as of June 30, 2014.

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

Following is a summary of the key assumptions used to calculate the fair value of the Second Warrant:

	June 30,
Fiscal Year 14	2014

Risk-free interest rate	1.57%
Expected annual dividend yield	—%
Expected volatility	80.00%
Term (years)	4.87
Fair value	$ 0.3 million

			New Issuance
	March 31,	December 31,	November 15,
Fiscal Year 13	2014	2013	2013

Risk-free interest rate	1.76%	1.89%	1.55%
Expected annual dividend yield	—%	—%	—%
Expected volatility	79.73%	80.37%	76.97%
Term (years)	5.12	5.37	5.49
Fair value	$ 0.3 million	$ 0.3 million	$ 0.3 million

The Company recorded an increase in the fair value of the First Warrant and the Second Warrant resulting in a loss of less than $0.1 million during the three months ended June 30, 2014.

The Company prepared its estimates for the assumptions used to determine the fair value of the warrants issued in conjunction with both the Exchanged Note and Term Loans utilizing the respective terms of the warrants with similar inputs, as described above.

12.Stockholders’ Equity

On November 15, 2013, the Company entered into an ATM arrangement, pursuant to which, the Company may, at its discretion, sell up to $30.0 million of the Company’s common stock through its sales agent, MLV.   Sales of common stock made under the ATM are made on The NASDAQ Global Market under the Company’s previously filed and currently effective Registration Statement on Form S-3 (File No. 333-191153) by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the ATM, the Company may also sell shares of its common stock through MLV, on The NASDAQ Global Market or otherwise, at negotiated prices or at prices related to the prevailing market price. Under the terms of the ATM, MLV may not engage in any proprietary trading or trading as principal for MLV’s own account. MLV uses its commercially reasonable efforts to sell the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company pays MLV a commission of up to 3% of the gross proceeds from the sale of shares of its common stock under the ATM. The Company has also agreed to provide MLV with customary indemnification rights. The offering of common stock pursuant to the ATM will terminate upon the earlier of the sale of all of the common stock subject to the ATM or the termination of the ATM by the Company or MLV. Either party may terminate the ATM at its sole discretion at any time upon written notice to the other party.

During the three months ended June 30, 2014, the Company received net proceeds of $1.2 million, including sales commissions and offering expenses, from sales of approximately 0.8 million shares of its common stock at an average sales price of approximately $1.63 per share under the ATM.  As of June 30, 2014, the Company has approximately $20.8 million of remaining availability under the ATM.

13. Commitments and Contingencies

Commitments

Purchase Commitments

The Company periodically enters into non-cancelable purchase contracts in order to ensure the availability of materials to support production of its products. Purchase commitments represent enforceable and legally binding agreements with suppliers to purchase goods or services. The Company periodically assesses the need to provide for impairment on these purchase contracts and record a loss on purchase commitments when required. As of June 30, 2014, the Company reported a liability for adverse purchase commitments of $0.4 million. During the three months ended June 30, 2014 there was no material change to the accrual for adverse purchase commitments.

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

Between April 6, 2011 and May 12, 2011, seven putative securities class action complaints were filed against the Company and two of its officers in the United States District Court for the District of Massachusetts (the “Court”); one complaint additionally asserted claims against the underwriters who participated in its November 12, 2010 securities offering. On June 7, 2011, the Court consolidated these actions under the caption Lenartz v. American Superconductor Corporation, et al., Docket No. 1:11-cv-10582-WGY. On August 31, 2011, Lead Plaintiff, the Plumbers and Pipefitters National Pension Fund, filed a consolidated amended complaint against the Company, its officers and directors, and the underwriters who participated in its November 12, 2010 securities offering, asserting claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated under the Exchange Act, as well as under sections 11, 12(a)(2) and 15 of the Securities Act. The complaint alleged that during the relevant class period, the Company and its officers omitted to state material facts and made materially false and misleading statements relating to, among other things, its projected and recognized revenues and earnings, as well as its relationship with Sinovel Wind Group Co., Ltd. that artificially inflated the value of the Company’s stock price. The complaint further alleged that the Company’s November 12, 2010 securities offering contained untrue statements of material facts and omitted to state material facts required to be stated therein. The plaintiffs sought unspecified damages, rescindment of the Company’s November 12, 2010 securities offering, and an award of costs and expenses, including attorney’s fees. All defendants moved to dismiss the consolidated amended complaint. On December 16, 2011, the Court issued a summary order declining to dismiss the Securities Act claims against the Company and its officers, and taking under advisement the motion to dismiss the Exchange Act claims against the Company and its officers and the motion to dismiss the Securities Act claims made against the underwriters. On July 26, 2012, the district court dismissed the Exchange Act claims against the Company and its officers and denied the motion to dismiss the Securities Act claims made against the underwriters. On May 17, 2013, the parties informed the Court that they had reached a settlement in principle, and requested a 30-day stay of the proceedings while the specific terms of the settlement continue to be negotiated. On November 19, 2013, the Company entered into a Stipulation and Agreement of Settlement (the “Stipulation”), which resolved the claims asserted against the Company, certain of its current and former officers and directors, and the underwriters. The terms of the Stipulation provided, among other things, a settlement payment by the Company of $10.0 million, $8.2 million of which was to be funded by the Company’s insurers and $1.8 million of which was paid through the issuance of 944,882 shares of its common stock (the “Settlement Shares”). In the event that the value of the Settlement Shares (as calculated under the Stipulation) decreased as of the effective date of the settlement, the Company was required to make a cash payment for the difference in value.  By a Final Judgment and Order of Dismissal with Prejudice entered on May 5, 2014, the Court approved the terms of the Stipulation and dismissed this private securities class action litigation.  In addition, the Court found that (i) the terms and conditions of the proposed issuance of the Settlement Shares are fair to those who receive these securities, and (ii) the terms and conditions of, and the procedures for, the proposed issuance of the Settlement Shares are fair.  The effective date of the Stipulation was June 5, 2014 (the “Effective Date”).  Pursuant to the terms of the Stipulation, (i) on June 11, 2014, the Company made a cash payment of approximately $0.5 million for the decrease in value of the Settlement Shares (as calculated under the Stipulation) as of the Effective Date, and (ii) on June 18, 2014, the Company issued the Settlement Shares.  The issuance of the Settlement Shares was exempt from registration pursuant to Section 3(a)(10) of the Securities Act.  The aforementioned payments by the Company represented the final amounts to be paid to the plaintiffs under the Stipulation.

Between May 4, 2011 and June 17, 2011, four putative shareholder derivative complaints were filed against the Company (as a nominal defendant) and certain of its directors in the Court. On July 5, 2011, the Court consolidated three of these actions under the caption In re American Superconductor Corporation Derivative Litigation, Docket No. 1:11-cv-10784-WGY. On June 1, 2011, the plaintiff in the fourth action, Marlborough Family Revocable Trust v. Yurek, et al., moved to voluntarily dismiss its complaint and refiled its complaint in Superior Court for the Commonwealth of Massachusetts, Middlesex County. On September 7, 2011, the Marlborough action and another putative shareholder derivative complaint filed in Superior Court for the Commonwealth of Massachusetts were consolidated. That consolidated matter was captioned In re American Superconductor Corporation Shareholder Derivative Litigation, Docket No. 11-1961. On January 12, 2012, an additional shareholder derivative complaint was filed in the Court of Chancery for the State of Delaware. That matter was captioned Krasnoff v. Budhraja, et al., Docket No. 7171. The allegations of the derivative complaints mirrored the allegations made in the putative class action complaints described above. The plaintiffs purported to assert claims against the director defendants for breach of fiduciary duty, abuse of control, gross mismanagement, unjust enrichment and corporate waste.  On February 4, 2014, the Company entered into a Stipulation and Agreement of Settlement (the “Derivative Stipulation”) to settle In re American Superconductor Corporation Derivative Litigation, In re American Superconductor Corporation Shareholder Derivative Litigation, and Krasnoff v. Budhraja, et al., (together, the “Derivative Actions”). The Derivative Actions named certain current and former directors and officers of the Company as defendants. The current and former directors and officers named as individual defendants have denied expressly and continue to deny each and all of the claims and contentions alleged against them, and neither the individual defendants nor the Company have admitted any fault, wrongdoing or concession of liability in connection with the terms of the Derivative Stipulation. The Derivative Stipulation provided for, among other things, (a) a release of all claims relating to the Derivative Actions for the Company, the individual defendants, who are all current or former officers and directors of the Company, and the plaintiffs; (b) a requirement that the Company pay to plaintiffs’ counsel $475,000 for fees and expenses, which was fully funded by the Company’s insurers; and (c) certain additions to the Company’s corporate governance policies. The terms of the Derivative Stipulation were subject to approval by the Court following notice to stockholders. By order entered May 8, 2014, the Court approved the terms of the Derivative Stipulation and issued a final judgment dismissing In re American Superconductor Corporation Derivative Litigation.  Pursuant to the terms of the Derivative Stipulation, the Company and the plaintiffs subsequently jointly sought and obtained dismissal of In re American Superconductor Corporation Shareholder Derivative Litigation, and Krasnoff v. Budhraja, et al. The effective date of the settlement was June 10, 2014.

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

The Company also submitted a civil action application to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Yi Zhong Min Chu Zi No. 15524, against Sinovel for software copyright infringement on September 13, 2011. The application alleges Sinovel’s unauthorized use of portions of the Company’s wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines and the binary code, or upper layer, of the Company’s software for the PM3000 power converters in 1.5MW wind turbines. In July 2011, a former employee of the Company’s Austrian subsidiary was arrested in Austria on charges of economic espionage and fraudulent manipulation of data. In September 2011, the former employee pled guilty to the charges, and was imprisoned. As a result of the Company’s internal investigation and a criminal investigation conducted by Austrian authorities, the Company believes that this former employee was contracted by Sinovel through an intermediary while employed by the Company and improperly obtained and transferred to Sinovel portions of its wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines. Moreover, the Company believes the former employee illegally used source code to develop for Sinovel a software modification to circumvent the encryption and remove technical protection measures on the Company’s PM3000 power converters in 1.5MW wind turbines in the field. The Company is seeking a cease and desist order with respect to the unauthorized copying, installation and use of its software, monetary damages of approximately RMB 38 million ($6 million) for its economic losses and reimbursement of all costs and reasonable expenses. The Beijing No. 1 Intermediate People’s Court accepted the case, which was necessary in order for the case to proceed. In November 2011, Sinovel filed a motion to remove this case from the Beijing No. 1 Intermediate People’s Court and transfer the matter to the Beijing Arbitration Commission. On February 14, 2012, the court denied Sinovel’s motion to remove the case. On February 21, 2012, Sinovel filed an appeal of the Beijing No. 1 Intermediate People’s Court decision to the Beijing Higher People’s Court. On April 25, 2012, the Beijing Higher People’s Court issued a final Civil Ruling which supports the Beijing No.1 Intermediate People’s Court’s civil ruling and rejected Sinovel’s appeal. Sinovel filed an appeal of the Beijing Higher People’s Court’s decision with China’s Supreme People’s Court. A hearing regarding this appeal was held at the Chinese Supreme People’s Court on October 26, 2012. On November 23, 2012, China’s Supreme People’s Court issued a Civil Ruling, holding that (1) it will conduct a re-trial of Sinovel’s appeal, and (2) the lower court’s decision will be stayed pending the re-trial. China’s Supreme People’s Court conducted a re-trial of Sinovel’s appeal on May 29, 2013.  On January 26, 2014, the Supreme People’s Court ruled to uphold the Beijing Higher People’s Court ruling that the dispute shall be heard by the court.  The Company will now await a hearing date from the Beijing No. 1 Intermediate People’s Court.

The Company submitted a civil action application to the Beijing Higher People’s Court against Sinovel and certain of its employees for trade secret infringement on September 13, 2011 under the caption (2011) Gao Min Chu Zi No. 4193. The application alleges the defendants’ unauthorized use of portions of the Company’s wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines as described above with respect to the Copyright Action. The Company is seeking monetary damages of RMB 2.9 billion ($453 million) for the trade secret infringement as well as reimbursement of all costs and reasonable expenses. The Beijing Higher People’s Court accepted the case, which was necessary in order for the case to proceed. On December 22, 2011, the Beijing Higher People’s Court transferred this case to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Gao Min Chu Zi No. 4193. On June 7, 2012, the Company received an Acceptance Notice from the Beijing No.1 Intermediate People’s Court under the caption (2012) Yi Zhong Min Chu Zi No.6833. The Company is currently awaiting notice from the Beijing No. 1 Intermediate People’s Court regarding the first hearing date. In August 2012, Sinovel filed a motion to remove this case from the Beijing No. 1 Intermediate People’s Court and transfer the matter to the Beijing Arbitration Commission. On February 24, 2014, the Beijing No. 1 Intermediate People’s Court denied Sinovel’s motion to remove the case.  On March 13, 2014, Sinovel filed an appeal of the Beijing No. 1 Intermediate People’s Court decision to the Beijing Higher People’s Court.  The Company is currently awaiting the final decision from the Beijing Higher People’s Court regarding the jurisdiction opposition issue.

On September 16, 2011, the Company filed a civil copyright infringement complaint in the Hainan Province No. 1 Intermediate People’s Court against Dalian Guotong Electric Co. Ltd. (“Guotong”), a supplier of power converter products to Sinovel, and Huaneng Hainan Power, Inc. (“Huaneng”), a wind farm operator that has purchased Sinovel wind turbines containing Guotong power converter products. The case is captioned (2011) Hainan Yi Zhong Min Chu Zi No. 62. The application alleges that the Company’s PM1000 converters in certain Sinovel wind turbines have been replaced by converters produced by Guotong. Because the Guotong converters are being used in wind turbines containing the Company’s wind turbine control software, the Company believes that its copyrighted software is being infringed. The Company is seeking a cease and desist order with respect to the unauthorized use of its software, monetary damages of RMB 1.2 million ($0.2 million) for its economic losses (with respect to Guotong only) and reimbursement of all costs and reasonable expenses. The court has accepted the case, which was necessary in order for the case to proceed. In addition, upon the request of the defendant Huaneng, Sinovel has been added by the court to this case as a defendant and Huaneng has been released from this case. In December 2011, Sinovel filed a jurisdiction opposition motion requesting dismissal by the Hainan Province No. 1 Intermediate People’s Court, saying the case should be governed by the Beijing Arbitration Commission. On February 3, 2012, the Company received the Civil Ruling from the court, which granted Sinovel’s motion, and dismissed the entire case. The Company appealed the court’s ruling to the Hainan Higher Court, which on April 5, 2012 upheld the decision of the Hainan Province No. 1 Intermediate People’s Court. On April 9, 2012, the Company filed an appeal of the Hainan Higher Court’s decision with China’s Supreme People’s Court. China’s Supreme People’s Court accepted the appeal on May 23, 2012. The case is captioned, (2012) Min Shen Zi No. 630. On December 20, 2012, China’s Supreme People’s Court issued a Civil ruling, holding that (1) it will conduct a re-trial of the Company’s appeal and (2) the lower court’s decision will be stayed pending the re-trial. China’s Supreme People’s Court conducted a re-trial of Sinovel’s appeal on May 29, 2013.  On January 26, 2014, the Supreme People’s Court revoked Hainan No. 1 Intermediate People’s Court and Hainan Higher People’s Court rulings and ruled that the case shall be heard by the Hainan No. 1 Intermediate People’s Court.  The Hainan No. 1 Intermediate People’s Court accepted the case under the caption (2014) Hainan Yi Zhong Min San Chu Zi No. 1.

Ghodawat Energy Pvt Ltd (“Ghodawat”), a company registered in India carrying on the business of wind power development, lodged a Request for Arbitration with the Secretariat of the ICC International Court of Arbitration (the “ICC Court”) on May 12, 2011 and named AMSC Windtec GmbH (“AMSC Austria”) as the Respondent. Under the Request for Arbitration, Ghodawat alleges that AMSC Austria breached an agreement dated March 19, 2008 pursuant to which AMSC Austria granted a license to Ghodawat to manufacture, use, sell, market, erect, commission and maintain certain wind turbines using its technical information and wind turbine design (the “License Agreement”). Under the Request for Arbitration, Ghodawat’s claims in this arbitration amount to approximately €18 million ($24 million). AMSC Austria filed an Answer to Request for Arbitration and Counterclaim (“Answer and Counterclaim”), in which AMSC Austria denied Ghodawat’s claims in their entirety. AMSC Austria has also submitted counterclaims under the License Agreement against Ghodawat in the amount of approximately €6 million ($8 million). Ghodawat has filed a Reply to Answer to Request for Arbitration and Counterclaim in which it denies AMSC Austria’s counterclaims. On June 3, 2013, the final oral submissions’ hearing was conducted.  The final award is pending and the ICC Court has extended the time limit for the Tribunal to render a final award on a number of occasions.  The Company expects that the award will be issued in 2014; however, it cannot assure you that the issuance of the award will not be delayed.  The Company has recorded a loss contingency based on its assessment of probable losses on this claim; however, this amount is immaterial to its consolidated financial statements.

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

As of June 30, 2014 the Company had $6.1 million of restricted cash included in current assets, and $0.1 million of restricted cash included in long-term assets. These amounts included in restricted cash represent deposits to secure letters of credit for various supply contracts. These deposits are held in interest bearing accounts.

The Company had an unused, unsecured line of credit consisting of €2.7 million (approximately $3.7 million) in Austria as of June 30, 2014.

14. Minority Investments

Investment in Tres Amigas LLC

The Company made an investment in Tres Amigas LLC, a Delaware limited liability company (“Tres Amigas”), focused on providing the first common interconnection of America’s three power grids to help the country achieve its renewable energy goals and facilitate the smooth, reliable and efficient transfer of green power from region to region.  The Company’s original investment in Tres Amigas was $5.4 million.  As of June 30, 2014, the Company holds a 26% ownership interest in Tres Amigas.

The Company has determined that Tres Amigas is a variable interest entity (“VIE”) and that the Company is not the primary beneficiary of the VIE.  Therefore, the Company has not consolidated Tres Amigas as of June 30, 2014.  The investment is carried at acquisition cost, plus the Company’s equity in undistributed earnings or losses.  The Company’s maximum exposure to loss is limited to the Company’s recorded investment in this VIE.  The Company’s investment in Tres Amigas is included in other assets on the consolidated balance sheet and the equity in undistributed losses of Tres Amigas is included in other expense, net, on the unaudited condensed consolidated statements of operations.

The net investment activity for the three months ended June 30, 2014 is as follows (in thousands):

Balance at April 1, 2014	$1,845
Minority interest in net losses	(202)
Balance at June 30, 2014	$1,643

Investment in Blade Dynamics Ltd.

The Company has acquired (through its Austrian subsidiary), a minority ownership position in Blade Dynamics Ltd. (“Blade Dynamics”), a designer and manufacturer of advanced wind turbine blades based on proprietary materials and structural technologies.  The Company’s original investment was for $8.0 million in cash. As of June 30, 2014, the Company holds a 19% ownership interest in Blade Dynamics.

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

During the year ended March 31, 2014, the Company determined that as a result of its efforts to sell its investment in Blade Dynamics, certain indicators of impairment existed which required the Company to perform further analysis.  As a result of this analysis, the Company recorded an impairment charge for approximately $1.3 million.

The net investment activity for the three months ended June 30, 2014 is as follows (in thousands):

Balance at April 1, 2014	$3,690
Net foreign exchange rate impact	(29)
Balance at June 30, 2014	$3,661

15. Business Segments

The Company reports its financial results in two reportable business segments: Wind and Grid.

Through its Windtec Solutions, the Wind business segment enables manufacturers to field wind turbines with highly competitive power output, reliability and affordability. The Company supplies advanced power electronics and control systems, licenses its highly engineered wind turbine designs, and provides extensive customer support services to wind turbine manufacturers. Its design portfolio includes a broad range of drive trains and power ratings of 2 MWs and higher. It provides a broad range of power electronics and software-based control systems that are highly integrated and designed for optimized performance, efficiency, and grid compatibility.

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

The operating results for the two business segments are as follows (in thousands):

	For the Three Months Ended June 30,
	2014	2013
Revenues:
Wind	$7,650	$14,701
Grid	4,046	8,385
Total	$11,696	$23,086

	For the Three Months Ended June 30,
	2014	2013
Operating loss:
Wind	$(3,480)	$(1,825)
Grid	(6,407)	(4,869)
Unallocated corporate expenses	(2,780)	(2,156)
Total	$(12,667)	$(8,850)

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

Unallocated corporate expenses primarily consist of stock-based compensation expense of $1.6 million, and restructuring charges of $1.2 million, for the three months ended June 30, 2014. Unallocated corporate expenses primarily consist of stock-based compensation expense of $2.1 million for the three months ended June 30, 2013.

Total assets for the two business segments are as follows (in thousands):

	June 30,	March 31,
	2014	2014
Wind	$44,814	$36,701
Grid	47,403	54,342
Corporate assets	68,341	77,466
Total	$160,558	$168,509

The following table sets forth customers who represented 10% or more of the Company’s total revenues for the three months ended June 30, 2014 and 2013:

	Three months ended
	June 30,
	2014	2013
INOX Wind Limited	48%	15%
Beijing JINGCHENG New Energy Co., Ltd	<10%	35%

16. Recent Accounting Pronouncements

In January 2013, the FASB issued Accounting Standards Update No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU 2013-01). The main objective in developing this update is to address implementation issues about the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. ASU 2013-01 is effective for the Company’s first quarter of fiscal 2014. The Company adopted ASU 2013-01 in the first quarter of fiscal 2014, and there was no significant effect on its consolidated results of operations, financial condition, or cash flows.

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued, ASU Revenue from Contracts with Customers 2014-09 (Topic 606), The guidance substantially converges final standards on revenue recognition between the FASB and IASB providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all exiting revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles.  The ASU is effective for annual reporting periods beginning after December 15, 2016.  The Company is currently evaluating the impact of adopting ASU 2014-09 to determine the impact, if any, it may have on its current practices.

In July 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share Based Payments When the Terms of an Award Provide that a Performance Target could be Achieved after the Requisite Service Period.    To account for such awards, a reporting entity should apply existing guidance in FASB Accounting Standards Codification Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting.  As such, the performance target should not be reflected in estimating the grant-date fair value of the award. This ASU is effective for annual reporting periods and interim periods, within those annual periods beginning after December 15, 2015.  The Company is currently evaluating the impact of adopting ASU 2014-12 to determine the impact, if any, it may have on its current practices.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that relate to future events or conditions, including without limitation, the statements in Part II, “Item 1A. Risk Factors” and in Part I under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects or our prospective results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain. There are a number of important factors that could materially impact the value of our common stock or cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include: We have a history of operating losses, which may continue in the future. Our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter; We have a history of negative operating cash flows, and we may require additional financing in the future, which may not be available to us; Our Term Loans include certain covenants and other events of default. Should we not comply with these covenants or incur an event of default, we may be required to repay our obligation in cash, which could have an adverse effect on our liquidity; We may be required to issue performance bonds or provide letters of credit, which restricts our ability to access any cash used as collateral for the bonds or letters of credit; Changes in exchange rates could adversely affect our results from operations; If we fail to maintain proper and effective internal controls over financial reporting, our ability to produce accurate and timely financial statements could be impaired and may lead investors and other users to lose confidence in our financial data; Our success in addressing the wind energy market is dependent on the manufacturers that license our designs; Our success is dependent upon attracting and retaining qualified personnel and our inability to do so could significantly damage our business and prospects; We may not realize all of the sales expected from our backlog of orders and contracts; Our financial condition may have an adverse effect on our customer and supplier relationships; Failure to successfully execute the consolidation of our Grid manufacturing operations or achieve expected savings could adversely impact our financial performance; Our business and operations would be adversely impacted in the event of a failure or security breach of our information technology infrastructure; We may not be able to launch operations at our newly leased manufacturing facility in Romania, and, if we are able to do so, we may have manufacturing quality issues, which would negatively affect our revenues and financial position; We rely upon third-party suppliers for the components and subassemblies of many of our Wind and Grid products, making us vulnerable to supply shortages and price fluctuations, which could harm our business; Many of our revenue opportunities are dependent upon subcontractors and other business collaborators; If we fail to implement our business strategy successfully, our financial performance could be harmed; Problems with product quality or product performance may cause us to incur warranty expenses and may damage our market reputation and prevent us from achieving increased sales and market share; New regulations related to conflict-free minerals may force us to incur significant additional expenses; Our contracts with the U.S. government are subject to audit, modification or termination by the U.S. government and include certain other provisions in favor of the government. The continued funding of such contracts remains subject to annual congressional appropriation which, if not approved, could reduce our revenue and lower or eliminate our profit; Many of our customers outside of the United States are, either directly or indirectly, related to governmental entities, and we could be adversely affected by violations of the United States Foreign Corrupt Practices Act and similar worldwide anti-bribery laws outside the United States; We have limited experience in marketing and selling our superconductor products and system-level solutions, and our failure to effectively market and sell our products and solutions could lower our revenue and cash flow; We may acquire additional complementary businesses or technologies, which may require us to incur substantial costs for which we may never realize the anticipated benefits; Our success depends upon the commercial use of high temperature superconductor (HTS) products, which is currently limited, and a widespread commercial market for our products may not develop; Growth of the wind energy market depends largely on the availability and size of government subsidies and economic incentives; We have operations in and depend on sales in emerging markets, including China and India, and global conditions could negatively affect our operating results or limit our ability to expand our operations outside of these countries. Changes in China’s or India’s political, social, regulatory and economic environment may affect our financial performance; Our products face intense competition, which could limit our ability to acquire or retain customers; Our international operations are subject to risks that we do not face in the United States, which could have an adverse effect on our operating results; Adverse changes in domestic and global economic conditions could adversely affect our operating results; We may be unable to adequately prevent disclosure of trade secrets and other proprietary information; Our patents may not provide meaningful protection for our technology, which could result in us losing some or all of our market position; There are a number of technological challenges that must be successfully addressed before our superconductor products can gain widespread commercial acceptance, and our inability to address such technological challenges could adversely affect our ability to acquire customers for our products; We have not manufactured our Amperium wire in commercial quantities, and a failure to manufacture our Amperium wire in commercial quantities at acceptable cost and quality levels would substantially limit our future revenue and profit potential; Third parties have or may acquire patents that cover the materials, processes and technologies we use or may use in the future to manufacture our Amperium products, and our success depends on our ability to license such patents or other proprietary rights; Our technology and products could infringe intellectual property rights of others, which may require costly litigation and, if we are not successful, could cause us to pay substantial damages and disrupt our business; We have filed a demand for arbitration and other lawsuits against our former largest customer, Sinovel, regarding amounts we contend are overdue. We cannot be certain as to the outcome of these proceedings; We have been named as a party in various legal proceedings, and we may be named in additional litigation, all of which will require significant management time and attention, result in significant legal expenses and may result in an unfavorable outcome, which could have a material adverse effect on our business, operating results and financial condition; Our common stock has experienced, and may continue to experience, significant market price and volume fluctuations, which may prevent our stockholders from selling our common stock at a profit and could lead to costly litigation against us that could divert our management’s attention. These and the important factors discussed under the caption “Risk Factors” in Part 1. Item 1A of our Form 10-K for the fiscal year ended March 31, 2014, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Any such forward-looking statements represent management’s estimates as of the date of this Quarterly Report on Form 10-Q. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

American Superconductor®, Amperium®, AMSC®, D-VAR®, PowerModuleTM, PQ-IVR®, SeaTitanTM, Gridtec SolutionsTM, Windtec SolutionsTM and Smarter, Cleaner... Better EnergyTM are trademarks or registered trademarks of American Superconductor Corporation or our subsidiaries. We reserve all of our rights with respect to our trademarks or registered trademarks regardless of whether they are so designated in this Quarterly Report on Form 10-Q by an ® or TM symbol. All other brand names, product names, trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

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

Our fiscal year begins on April 1 and ends on March 31. When we refer to a particular fiscal year, we are referring to the fiscal year beginning on April 1 of that same year. For example, fiscal 2014 refers to the fiscal year beginning on April 1, 2014. Other fiscal years follow similarly.

On June 5, 2012 we entered into a $10.0 million Loan and Security Agreement (“Term Loan”) with Hercules Technology Growth Capital, Inc. (“Hercules”).  On November 15, 2013, we amended the Term Loan with Hercules and entered into a new term loan (“New Term Loan”), borrowing an additional $10.0 million.  In addition, on November 15, 2013, we entered into an At Market Sales Arrangement (“ATM”) under which we may, at our discretion, sell up to $30.0 million of shares of our common stock (before expenses) through our sales agent, MLV & Co. LLC (“MLV”).  See Liquidity and Capital Resources below for further discussion of these financing arrangements.

We have experienced recurring operating losses and as of June 30, 2014, had an accumulated deficit of $869.9 million. In addition, we have experienced recurring negative operating cash flows. At June 30, 2014, we had cash and cash equivalents of $36.6 million. Cash used in operations for the three months ended June 30, 2014 was $5.5 million. As of June 30, 2014, there was approximately $20.8 million of availability under our ATM arrangement.  Sales of common stock under the ATM may be made from time to time, at our discretion, in order to enhance liquidity.  In addition, we are actively seeking to sell our minority investments in Tres Amigas and Blade Dynamics and have engaged a financial advisor to assist with that effort. There can be no assurance that we will be able to sell one or both of these investments on commercially reasonable terms or at all.

In response to the Sinovel situation discussed below and challenging market conditions, particularly in the wind power market, from April 1, 2011 through the date of this filing, we have reduced our global workforce substantially. In addition, we plan to consolidate certain of our office locations.  These workforce reductions and planned office reductions are expected to lower operating costs and enhance liquidity.

Our cash requirements depend on numerous factors, including the successful completion of our product development activities, our ability to commercialize our Resilient Electric Grid (“REG”) and degaussing system solutions, rate of customer and market adoption of our products, collecting receivables according to established terms, and the continued availability of U.S. government funding during the product development phase in our Superconductors business. Significant deviations to our business plan with regard to these factors, which are important drivers to our business, could have a material adverse effect on our operating performance, financial condition, and future business prospects. We expect to pursue the expansion of our operations through internal growth, diversification of our customer base, and potential strategic alliances. See below for a discussion of liquidity and capital resources.

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

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. There were no significant changes in the critical accounting policies during the three months ended June 30, 2014 that were disclosed in our Form 10-K for fiscal 2013, which ended on March 31, 2014.

Results of Operations

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

Revenues

Total revenues decreased by 49% to $11.7 million for the three months ended June 30, 2014, compared to $23.1 million for the three months ended June 30, 2013. Our revenues are summarized as follows (in thousands):

	Three Months Ended June 30,
	2014	2013
Revenues:
Wind	$7,650	$14,701
Grid	4,046	8,385
Total	$11,696	$23,086

Our Wind business unit accounted for 65% of total revenues for the three months ended June 30, 2014, compared to 64% for the three months ended June 30, 2013. Revenues in the Wind business unit decreased 48% to $7.7 million in the three months ended June 30, 2014, from $14.7 million in the three months ended June 30, 2013. Wind business unit revenues during the three months ended June 30, 2014 decreased primarily due to lower revenues from customers in China, partially offset by higher revenues from Inox Wind Limited in India.

Our Grid business unit accounted for 35% of total revenues for the three months ended June 30, 2014, compared to 36% for the three months ended June 30, 2013. Our Grid business unit revenues decreased 52% to $4.0 million in the three months ended June 30, 2014, from $8.4 million in the three months ended June 30, 2013. Grid business unit revenues decreased in the three months ended June 30, 2014 primarily due to lower D-VAR system revenues.

Project HYDRA is a project with Consolidated Edison, Inc. which is being partially funded by the Department of Homeland Security (“DHS”). DHS is expected to invest up to a total of $29.0 million in the development of a new HTS power grid technology called Resilient Electric Grid systems. This fault current limiting cable system is designed to utilize customized Amperium® HTS wires, and ancillary controls to deliver more power through the grid while also being able to suppress power surges that can disrupt service. DHS has now committed 100% of the total expected funding for this project. Consolidated Edison and Southwire Company are our subcontractors on this project. We recorded $0.2 million of revenue on this project for both the three month periods ended June 30, 2014, and 2013, respectively.

The following table sets forth customers who represented 10% or more of our total revenues for the three months ended June 30, 2014 and 2013:

	Three months ended
	June 30,
	2014	2013
INOX Wind Limited	48%	15%
Beijing JINGCHENG New Energy Co., Ltd	<10%	35%

Cost of Revenues and Gross Margin

Cost of revenues were $12.1 million for the three months ended June 30, 2014, compared to $18.0 million for the three months ended June 30, 2013. Gross margin was (3.3%) and 22.1% for the three months ended June 30, 2014, and 2013, respectively. The decrease in gross margin for the three months ended June 30, 2014 as compared to the same period in fiscal 2013 was primarily due to 100% margin revenue in the prior year.

Operating Expenses

Research and development

A portion of our R&D expenditures related to externally funded development contracts has been classified as cost of revenues (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost-sharing funding. Our R&D expenditures are summarized as follows (in thousands):

	Three Months Ended
	June 30,
	2014	2013
R&D expenses per consolidated statements of operations	$3,120	$3,027
R&D expenditures reclassified as cost of revenues	2,075	1,926
R&D expenditures offset by cost-sharing funding	26	82
Aggregated R&D expenses	$5,221	$5,035

R&D expenses (exclusive of amounts classified as cost of revenues and amounts offset by cost-sharing funding) increased by 3% to $3.1 million for the three months ended June 30, 2014, from $3.0 million for the three months ended June 30, 2013. The increase in R&D expenses was driven primarily by cost of living adjustments on salaries. The increase in R&D expenditures reclassified to cost of revenue was a result of increased activity under government funded contracts in our Grid business unit compared to the prior year period. Aggregated R&D expenses, which include amounts classified as cost of revenues and amounts offset by cost-sharing funding, increased 4% to $5.2 million for the three months ended June 30, 2014, from $5.0 million for the three months ended June 30, 2013.

We present aggregated R&D, which is a non-GAAP measure, because we believe this presentation provides useful information on our aggregate R&D spending and because R&D expenses as reported on the unaudited condensed consolidated statements of income have been, and may in the future be, subject to significant fluctuations solely as a result of changes in the level of externally funded contract development work, resulting in significant changes in the amount of the costs recorded as cost of revenues rather than as R&D expenses, as discussed above.

Selling, general, and administrative

SG&A expenses decreased by 27% to $7.9 million in the three months ended June 30, 2014, from $10.8 million in the three months ended June 30, 2013. The decrease in SG&A expenses was due primarily to the realization of savings from cost reduction actions that were implemented in prior periods as well as a reduction in audit and legal costs.

Amortization of acquisition related intangibles

We recorded amortization expense related to our core technology and know-how, trade names and trademark intangible assets of less than $0.1 million in the three months ended June 30, 2014, compared to $0.1 million in the three months ended June 30, 2013.

Restructuring and Impairments

We recorded $1.2 million of restructuring charges in the three months ended June 30, 2014. We recorded restructuring charges of less than $0.1 million in the three months ended June 30, 2013. The amounts in the three months ended June 30, 2014 consist primarily of employee severance and benefit costs related to the consolidation of the Grid manufacturing operations in the United States and a reduction in force in our operation in China, which was sized to meet expected demand from Chinese customers. The amounts in the three months ended June 30, 2013 consist primarily of employee severance and benefit costs.

Operating loss

Our operating loss is summarized as follows (in thousands):

	Three Months Ended
	June 30,
	2014	2013
Operating loss:
Wind	$(3,480)	$(1,825)
Grid	(6,407)	(4,869)
Unallocated corporate expenses	(2,780)	(2,156)
Total	$(12,667)	$(8,850)

Our Wind segment generated an operating loss of $3.5 million in the three months ended June 30, 2014, compared to an operating loss of $1.8 million in the three months ended June 30, 2013. The increase in Wind business unit operating loss was primarily due to lower revenues as previously discussed.

The operating loss in our Grid segment increased to $6.4 million in the three months ended June 30, 2014, compared to $4.9 million in the three months ended June 30, 2013. The increase in the Grid business unit operating loss was primarily due to lower D-VAR revenue, as previously discussed.

Unallocated corporate expenses primarily include stock-based compensation expense of $1.6 million, and restructuring charges of $1.2 million, for the three months ended June 30, 2014.  Unallocated corporate expenses primarily consist of stock-based compensation expense of $2.1 million for the three months ended June 30, 2013.

Change in fair value of derivatives and warrants

The change in fair value of derivatives and warrants resulted in a loss of less than $0.1 million in the three months ended June 30, 2014, compared to a gain of $0.5 million for the three months ended June 30, 2013. The changes were primarily driven by the extinguishment of the derivative liability associated with our convertible note and a decrease in value of our outstanding warrants in the prior year.

Interest expense, net

Interest expense, net, was $0.5 million in the three months ended June 30, 2014, compared to $2.1 million in the three months ended June 30, 2013. The decrease in interest expense was due primarily to the extinguishment of the convertible note in March 2014.

Other (expense) income, net

Other expense, net, was $0.2 million in the three months ended June 30, 2014, compared to other income, net, of $0.1 million in the three months ended June 30, 2013.   The increase in other expense is primarily related to the effect of the fluctuation in foreign currency.

Income Taxes

In both the three months ended June 30, 2014 and 2013, we recorded an income tax expense of $0.1 million, respectively. Income tax expense in both periods was primarily due to income taxes in foreign jurisdictions.

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

We define non-GAAP net loss as net loss before stock-based compensation, amortization of acquisition-related intangibles, restructuring and impairment charges, Sinovel litigation, consumption of zero cost-basis inventory, changes in fair value of derivatives and warrants, non-cash interest expense, and the other non-cash or unusual, net of any tax effects related to these items, indicated in the table below. We believe non-GAAP net loss assists management and investors in comparing our performance across reporting periods on a consistent basis by excluding these non-cash or non-recurring charges that we do not believe are indicative of our core operating performance. We also regard non-GAAP net loss as a useful measure of operating performance which more closely aligns net loss with cash used in/provided by continuing operations. In addition, we use non-GAAP net loss as a factor in evaluating management’s performance when determining incentive compensation and to evaluate the effectiveness of our business strategies. A reconciliation of non-GAAP to GAAP net loss is set forth in the table below (in thousands, except per share data):

	Three months ended June 30,
	2014	2013

Net loss	$(13,517)	$(10,513)
Stock-based compensation	1,581	2,135
Amortization of acquisition-related intangibles	39	82
Restructuring and impairment charges	1,179	13
Sinovel litigation	-	107
Consumption of zero cost-basis inventory	(1,372)	(1,174)
Change in fair value of derivatives and warrants	35	(469)
Non-cash interest expense	190	1,672
Non-GAAP net loss	$(11,865)	$(8,147)

Non-GAAP loss per share	$(0.15)	$(0.14)
Weighted average shares outstanding - basic and diluted	77,688	58,300

We incurred a non-GAAP net loss of $11.9 million or $0.15 per share, for the three months ended June 30, 2014 compared to a non-GAAP net loss of $8.1 million, or $0.14 per share, for the three months ended June 30, 2013. The increase in the non-GAAP net loss was driven primarily by the increased net losses as a result of decreased overall revenue.  In addition, higher restructuring charges were mostly offset by lower non-cash interest expense as a result of the extinguishment of the convertible note.

Liquidity and Capital Resources

At June 30, 2014, we had cash, cash equivalents, and restricted cash of $42.8 million, compared to $49.4 million at March 31, 2014, a decrease of $6.6 million. Our cash and cash equivalents, and restricted cash are summarized as follows (in thousands):

	June 30,	March 31,
	2014	2014
Cash and cash equivalents	$36,624	$43,114
Restricted cash	6,199	6,307
Total cash, cash equivalents, and restricted cash	$42,823	$49,421

For the three months ended June 30, 2014, net cash used in operating activities was $5.5 million compared to $9.3 million for the three months ended June 30, 2013. The decrease in net cash used in operations was due primarily to cash generated from changes in operating asset and liability accounts during the three months ended June 30, 2014, compared to a use of cash from changes in these accounts for the three months ended June 30, 2013.

For the three months ended June 30, 2014, net cash used in investing activities was $0.3 million, compared to net cash provided by investing activities of $3.8 million for the three months ended June 30, 2013. The decrease in net cash provided by investing activities for the three months ended June 30, 2014 was driven primarily by a net change in restricted cash.

For the three months ended June 30, 2014, net cash used in financing activities was $0.6 million compared to $1.2 million in the three months ended June 30, 2013. The decrease in net cash used in financing activities was primarily due to net proceeds from the issuance of common stock under the ATM, during the three months ended June 30, 2014.  The ATM arrangement was not in place during the same period in the prior year.

At June 30, 2014, we had $6.1 million of restricted cash included in current assets, and $0.1 million of restricted cash included in long-term assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts. These deposits are held in interest bearing accounts.

We have experienced recurring operating losses and as of June 30, 2014, had an accumulated deficit of $869.9 million. In addition, we have experienced recurring negative operating cash flows. At June 30, 2014 we had cash and cash equivalents of $36.6 million. As of June 30, 2014, there was approximately $20.8 million of availability under our ATM arrangement.  Sales of common stock under the ATM may be made from time to time at our discretion, in order to enhance liquidity.  In addition, we are actively seeking to sell our minority investments in Tres Amigas and Blade Dynamics and have engaged a financial advisor to assist with that effort.  There can be no assurance that we will be able to sell one or both of these investments on commercially reasonable terms or at all.

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

On November 15, 2013, we amended the Term Loan with Hercules and entered into the New Term Loan (collectively with the Term Loan, the “Term Loans”), borrowing an additional $10.0 million. After closing fees and expenses, we received net proceeds of $9.8 million.  The New Term Loan also bears the same interest rate as the Term Loan.  We made interest-only payments from December 1, 2013 to May 31, 2014.  If we achieved certain revenue targets for the six-month period ending March 31, 2014, interest only payments would continue through August 31, 2014.  We did not meet these revenue targets.  As a result, we are repaying the New Term Loan in equal monthly installments ending on November 1, 2016.

The Term Loans are secured by substantially all of our existing and future assets, including a mortgage on real property owned by our wholly owned subsidiary, ASC Devens LLC, and located at 64 Jackson Road, Devens, Massachusetts. The Term Loans contain certain covenants that restrict our ability to, among other things, incur or assume certain debt, merge or consolidate, materially change the nature of our business, make certain investments, acquire or dispose of certain assets, make guaranties or grant liens on our assets, make certain loans, advances or investments, declare dividends or make distributions or enter into transactions with affiliates. In addition, the Term Loans contain a covenant which requires us to maintain a minimum unrestricted cash balance (“Minimum Threshold”) in the United States of at least $15.0 million at the inception of the New Term Loan.  The Minimum Threshold will be reduced by $2.5 million for every $5.0 million of net proceeds from the sale of our common stock after November 15, 2013, including those under the ATM, to an amount not lower than $7.5 million or the outstanding combined principal balances of the Term Loans, whichever is lower. As of June 30, 2014 the Minimum Threshold was $12.5 million.  The events of default under the Term Loans include, but are not limited to, failure to pay amounts due, breaches of covenants, bankruptcy events, cross defaults under other material indebtedness and the occurrence of a material adverse effect and/or change in control. In the case of a continuing event of default, the lender may, among other remedies, declare due all unpaid principal amounts outstanding and any accrued but unpaid interest and foreclose on all collateral granted to the lender as security under the Term Loans.

We believe we are in and expect to remain in compliance with the covenants and restrictions under the Term Loans as of the date of this Quarterly Report on Form 10-Q. If we fail to stay in compliance with our covenants or experience some other event of default, we may be forced to repay the outstanding principal of the Term Loans.

On November 15, 2013, we entered into an ATM arrangement, pursuant to which, we may, at our discretion, sell up to $30.0 million of our common stock through our sales agent, MLV.  Sales of common stock made under the ATM are made on the NASDAQ Global Market under our previously filed and currently effective Registration Statement on Form S-3 (File No. 333-191153) by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the ATM, we may also sell shares of our common stock through MLV, on the NASDAQ Global Market or otherwise, at negotiated prices or at prices related to the prevailing market price. Under the terms of the ATM, MLV may not engage in any proprietary trading or trading as principal for MLV’s own account. MLV uses its commercially reasonable efforts to sell our common stock from time to time, based upon the our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We pay MLV a commission of up to 3% of the gross proceeds from the sale of shares of our common stock under the ATM. We have also agreed to provide MLV with customary indemnification rights. The offering of common stock pursuant to the ATM will terminate upon the earlier of the sale of all of the common stock subject to the ATM or the termination of the ATM by us or MLV. Either party may terminate the ATM at its sole discretion at any time upon written notice to the other party. During the three months ended June 30, 2014, we received net proceeds of $1.2 million, including sales commissions and offering expenses, from sales of approximately 0.8 million shares of our common stock at an average sales price of approximately $1.63 per share under the ATM.  As of June 30, 2014, we have approximately $20.8 million of remaining availability under the ATM.

We believe we have sufficient available liquidity to fund our operations, capital expenditures and scheduled cash payments under our debt obligations through June 30, 2015. Our liquidity is highly dependent on our ability to increase revenues and control our operating costs, our ability to utilize the ATM to raise additional capital at our discretion, and our ability to maintain compliance with the covenants and restrictions on our debt obligations (or obtain waivers from our lender in the event of non-compliance).

Our cash requirements depend on numerous factors, including the successful completion of our product development activities, our ability to commercialize our REG and degaussing system solutions, rate of customer and market adoption of our products, collecting receivables according to established terms, and the continued availability of U.S. government funding during the product development phase in our Superconductors business. Significant deviations to our business plan with regard to these factors, which are important drivers to our business, could have a material adverse effect on our operating performance, financial condition, and future business prospects. We expect to pursue the expansion of our operations through internal growth, diversification of our customer base, and potential strategic alliances.

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

Recent Accounting Pronouncements

In January 2013, the FASB issued Accounting Standards Update No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU 2013-01). The main objective in developing this update is to address implementation issues about the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. ASU 2013-01 is effective for our first quarter of fiscal 2014. We adopted ASU 2013-01 in the first quarter of fiscal 2014, and there was no significant effect on our consolidated results of operations, financial condition, or cash flows.

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued, ASU Revenue from Contracts with Customers 2014-09 (Topic 606). The guidance substantially converges final standards on revenue recognition between the FASB and IASB providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all exiting revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles.  The ASU is effective for annual reporting periods beginning after December 15, 2016.  We are currently evaluating the impact of adopting ASU 2014-09 to determine the impact, if any, it may have on our current practices.

In July 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period.    To account for such awards, a reporting entity should apply existing guidance in FASB Accounting Standards Codification Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting.  As such, the performance target should not be reflected in estimating the grant-date fair value of the award. This ASU is effective for annual reporting periods and interim periods, within those annual periods beginning after December 15, 2015.  We are currently evaluating the impact of adopting ASU 2014-12 to determine the impact, if any, it may have on our current practices.

We do not believe that other recently issued accounting pronouncements will have a material impact on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We face exposure to financial market risks such as adverse movements in foreign currency exchange rates. These exposures may change over time as our business practices evolve and could have a material adverse impact on our financial results.

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

Foreign currency exchange risk

The functional currency of each of our foreign subsidiaries is the U.S. dollar, except for AMSC Austria, for which the local currency (Euro) is the functional currency and AMSC China, for which the local currency (Renminbi) is the functional currency. The assets and liabilities of AMSC Austria and AMSC China are translated into U.S. dollars at the exchange rate in effect at the balance sheet date and income and expense items are translated at average rates for the period. Cumulative translation adjustments are excluded from net loss and shown as a separate component of stockholders’ equity.

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

Foreign currency transaction gains included in net loss were $0.1 million and $0.3 million for the three months ended June 30, 2014, and 2013, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Between April 6, 2011 and May 12, 2011, seven putative securities class action complaints were filed against us and two of our officers in the United States District Court for the District of Massachusetts (the “Court”); one complaint additionally asserted claims against the underwriters who participated in our November 12, 2010 securities offering. On June 7, 2011, the Court consolidated these actions under the caption Lenartz v. American Superconductor Corporation, et al., Docket No. 1:11-cv-10582-WGY. On August 31, 2011, Lead Plaintiff, the Plumbers and Pipefitters National Pension Fund, filed a consolidated amended complaint against us, our officers and directors, and the underwriters who participated in our November 12, 2010 securities offering, asserting claims under sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act, as well as under sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended (the “Securities Act”). The complaint alleged that during the relevant class period, we and our officers omitted to state material facts and made materially false and misleading statements relating to, among other things, our projected and recognized revenues and earnings, as well as our relationship with Sinovel Wind Group Co., Ltd. (“Sinovel”) that artificially inflated the value of our stock price. The complaint further alleged that our November 12, 2010 securities offering contained untrue statements of material facts and omitted to state material facts required to be stated therein. The plaintiffs sought unspecified damages, rescindment of our November 12, 2010 securities offering, and an award of costs and expenses, including attorney’s fees. All defendants moved to dismiss the consolidated amended complaint. On December 16, 2011, the Court issued a summary order declining to dismiss the Securities Act claims against us and our officers, and taking under advisement the motion to dismiss the Exchange Act claims against us and our officers and the motion to dismiss the Securities Act claims made against the underwriters. On July 26, 2012, the Court dismissed the Exchange Act claims against us and our officers and denied the motion to dismiss the Securities Act claims made against the underwriters. On November 19, 2013, we entered into a Stipulation and Agreement of Settlement (the “Stipulation”), which resolved the claims asserted against us, certain of our current and former officers and directors, and the underwriters. The terms of the Stipulation provided, among other things, a settlement payment by us of $10.0 million, $8.2 million of which was to be funded by our insurers and $1.8 million of which was to be paid through the issuance of 944,882 shares of our common stock (the “Settlement Shares”). In the event that the value of the Settlement Shares (as calculated under the Stipulation) decreased as of the effective date of the settlement, we were required to make a cash payment for the difference in value. By a Final Judgment and Order of Dismissal with Prejudice entered on May 5, 2014, the Court approved the terms of the Stipulation and dismissed this private securities class action litigation.  In addition, the Court found that (i) the terms and conditions of the proposed issuance of the Settlement Shares are fair to those who receive these securities, and (ii) the terms and conditions of, and the procedures for, the proposed issuance of the Settlement Shares are fair.  The effective date of the Stipulation was June 5, 2014 (the “Effective Date”).  Pursuant to the terms of the Stipulation, (i) on June 11, 2014, we made a cash payment of approximately $0.5 million for the decrease in value of the Settlement Shares (as calculated under the Stipulation) as of the Effective Date, and (ii) on June 18, 2014, we issued the Settlement Shares.  The issuance of the Settlement Shares was exempt from registration pursuant to Section 3(a)(10) of the Securities Act.  The aforementioned payments by us represented the final amounts to be paid to the plaintiffs under the Stipulation.

Between May 4, 2011 and June 17, 2011, four putative shareholder derivative complaints were filed against us (as a nominal defendant) and certain of our directors in the Court. On July 5, 2011, the Court consolidated three of these actions under the caption In re American Superconductor Corporation Derivative Litigation, Docket No. 1:11-cv-10784-WGY. On June 1, 2011, the plaintiff in the fourth action, Marlborough Family Revocable Trust v. Yurek, et al., moved to voluntarily dismiss its complaint and refiled its complaint in Superior Court for the Commonwealth of Massachusetts, Middlesex County. On September 7, 2011, the Marlborough action and another putative shareholder derivative complaint filed in Superior Court for the Commonwealth of Massachusetts were consolidated. That consolidated matter was captioned In re American Superconductor Corporation Shareholder Derivative Litigation, Docket No. 11-1961. On January 12, 2012, an additional shareholder derivative complaint was filed in the Court of Chancery for the State of Delaware. That matter was captioned Krasnoff v. Budhraja, et al., Docket No. 7171. The allegations of the derivative complaints mirrored the allegations made in the putative class action complaints described above. The plaintiffs purported to assert claims against the director defendants for breach of fiduciary duty, abuse of control, gross mismanagement, unjust enrichment and corporate waste.  On February 4, 2014, we entered into a Stipulation and Agreement of Settlement (the “Derivative Stipulation”) to settle In re American Superconductor Corporation Derivative Litigation, In re American Superconductor Corporation Shareholder Derivative Litigation, and Krasnoff v. Budhraja, et al., (together, the “Derivative Actions”). The Derivative Actions named certain current and former directors and officers as defendants. The current and former directors and officers named as individual defendants have denied expressly and continue to deny each and all of the claims and contentions alleged against them, and neither the individual defendants nor we have admitted any fault, wrongdoing or concession of liability in connection with the terms of the Derivative Stipulation. The Derivative Stipulation provided for, among other things, (a) a release of all claims relating to the Derivative Actions for us, the individual defendants, who are all current or former officers and directors, and the plaintiffs; (b) a requirement that we pay to plaintiffs’ counsel $475,000 for fees and expenses, which was fully funded by our insurers; and (c) certain additions to our corporate governance policies. The terms of the Derivative Stipulation were subject to approval by the Court following notice to stockholders. By order entered May 8, 2014, the Court approved the terms of the Derivative Stipulation and issued a final judgment dismissing In re American Superconductor Corporation Derivative Litigation.  Pursuant to the terms of the Derivative Stipulation, we and the plaintiffs subsequently jointly sought and obtained dismissal of In re American Superconductor Corporation Shareholder Derivative Litigation, and Krasnoff v. Budhraja, et al. The effective date of the settlement was June 10, 2014.

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

We also submitted a civil action application to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Yi Zhong Min Chu Zi No. 15524, against Sinovel for software copyright infringement on September 13, 2011. The application alleges Sinovel’s unauthorized use of portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines and the binary code, or upper layer, of our software for the PM3000 power converters in 1.5MW wind turbines. In July 2011, a former employee of our Austrian subsidiary was arrested in Austria on charges of economic espionage and fraudulent manipulation of data. In September 2011, the former employee pled guilty to the charges, and was imprisoned. As a result of our internal investigation and a criminal investigation conducted by Austrian authorities, we believe that this former employee was contracted by Sinovel through an intermediary while employed by us and improperly obtained and transferred to Sinovel portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines. Moreover, we believe the former employee illegally used source code to develop for Sinovel a software modification to circumvent the encryption and remove technical protection measures on the PM3000 power converters in 1.5MW wind turbines in the field. We are seeking a cease and desist order with respect to the unauthorized copying, installation and use of our software, monetary damages of approximately RMB 38 million ($6 million) for our economic losses and reimbursement of all costs and reasonable expenses. The Beijing No. 1 Intermediate People’s Court accepted the case, which was necessary in order for the case to proceed. In November 2011, Sinovel filed a motion to remove this case from the Beijing No. 1 Intermediate People’s Court and to transfer the matter to the Beijing Arbitration Commission. On February 14, 2012, the court denied Sinovel’s motion to remove the case. On February 21, 2012, Sinovel filed an appeal of the Beijing No. 1 Intermediate People’s Court decision to the Beijing Higher People’s Court. On April 25, 2012, the Beijing Higher People’s Court issued a final Civil Ruling which supports the Beijing No.1 Intermediate People’s Court’s civil ruling and rejected Sinovel’s appeal. Sinovel filed an appeal of the Beijing Higher People’s Court’s decision with China’s Supreme People’s Court. A hearing regarding this appeal was held at the Chinese Supreme People’s Court on October 26, 2012. On November 23, 2012, China’s Supreme People’s Court issued a Civil Ruling, holding that (1) it will conduct a re-trial of Sinovel’s appeal, and (2) the lower court’s decision will be stayed pending the re-trial. China’s Supreme People’s Court conducted a re-trial of Sinovel’s appeal on May 29, 2013.  On January 26, 2014, the Supreme People’s Court ruled to uphold the Beijing Higher People’s Court ruling that the dispute shall be heard by the court.  We will now await a hearing date from the Beijing No. 1 Intermediate People’s Court.

We submitted a civil action application to the Beijing Higher People’s Court against Sinovel and certain of its employees for trade secret infringement on September 13, 2011 under the caption (2011) Gao Min Chu Zi No. 4193. The application alleges the defendants’ unauthorized use of portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines as described above with respect to the Copyright Action. We are seeking monetary damages of RMB 2.9 billion ($453 million) for the trade secret infringement as well as reimbursement of all costs and reasonable expenses. The Beijing Higher People’s Court has accepted the case, which was necessary in order for the case to proceed. On December 22, 2011 the Beijing Higher People’s Court transferred the case to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Gao Min Chu Zi No. 4193. On June 7, 2012, we received an Acceptance Notice from the Beijing No.1 Intermediate People’s Court under the caption (2012) Yi Zhong Min Chu Zi No.6833. We are currently awaiting notice from the Beijing No. 1 Intermediate People’s Court regarding the first hearing date. In August 2012, Sinovel filed a motion to remove this case from the Beijing No. 1 Intermediate People’s Court and transfer the matter to the Beijing Arbitration Commission. On February 24, 2014, the Beijing No. 1 Intermediate People’s Court denied Sinovel’s motion to remove the case.  On March 13, 2014, Sinovel filed an appeal of the Beijing No. 1 Intermediate People’s Court decision to the Beijing Higher People’s Court.  We are currently awaiting the final decision from the Beijing Higher People’s Court regarding the jurisdiction opposition issue.

On September 16, 2011, we filed a civil copyright infringement complaint in the Hainan Province No. 1 Intermediate People’s Court against Dalian Guotong Electric Co. Ltd. (“Guotong”), a supplier of power converter products to Sinovel, and Huaneng Hainan Power, Inc. (“Huaneng”), a wind farm operator that has purchased Sinovel wind turbines containing Guotong power converter products. The case is captioned (2011) Hainan Yi Zhong Min Chu Zi No. 62. The application alleges that our PM1000 converters in certain Sinovel wind turbines have been replaced by converters produced by Guotong. Because the Guotong converters are being used in wind turbines containing our wind turbine control software, we believe that our copyrighted software is being infringed. We are seeking a cease and desist order with respect to the unauthorized use of our software, monetary damages of RMB 1.2 million ($0.2 million) for our economic losses (with respect to Guotong only) and reimbursement of all costs and reasonable expenses. The court has accepted the case, which was necessary in order for the case to proceed. In addition, upon the request of the defendant Huaneng, Sinovel has been added by the court to this case as a defendant and Huaneng has been released from this case. In December 2011, Sinovel filed a jurisdiction opposition motion requesting dismissal by the Hainan Province No. 1 Intermediate People’s Court, saying the case should be governed by the Beijing Arbitration Commission. On February 3, 2012, we received the Civil Ruling from the court, which granted Sinovel’s motion, and dismissed the entire case. We appealed the court’s ruling to the Hainan Higher Court, which on April 5, 2012 upheld the decision of the Hainan Province No. 1 Intermediate People’s Court. On April 9, 2012, we filed an appeal of the Hainan Higher Court’s decision with China’s Supreme People’s Court. China’s Supreme People’s Court accepted the appeal on May 23, 2012. The case is captioned, (2012) Min Shen Zi No. 630. On December 20, 2012, China’s Supreme People’s Court issued a Civil ruling, holding that (1) it will conduct a re-trial of our appeal and (2) the lower court’s decision will be stayed pending the re-trial. China’s Supreme People’s Court conducted a re-trial of our appeal on May 29, 2013.  On January 26, 2014, the Supreme People’s Court revoked Hainan No. 1 Intermediate People’s Court and Hainan Higher People’s Court rulings and ruled that the case shall be heard by the Hainan No. 1 Intermediate People’s Court.  The Hainan No. 1 Intermediate People’s Court accepted the case under the caption (2014) Hainan Yi Zhong Min San Chu Zi No. 1.

Ghodawat Energy Pvt Ltd (“Ghodawat”), a company registered in India carrying on the business of wind power development, lodged a Request for Arbitration with the Secretariat of the ICC International Court of Arbitration (the “ICC Court”) on May 12, 2011 and named AMSC Windtec GmbH (“AMSC Austria”) as the Respondent. Under the Request for Arbitration, Ghodawat alleges that AMSC Austria breached an agreement dated March 19, 2008 pursuant to which AMSC Austria granted a license to Ghodawat to manufacture, use, sell, market, erect, commission and maintain certain wind turbines using its technical information and wind turbine design (the “License Agreement”). Under the Request for Arbitration, Ghodawat’s claims in this arbitration amount to approximately €18 million ($24 million). AMSC Austria filed an Answer to Request for Arbitration and Counterclaim (“Answer and Counterclaim”), in which AMSC Austria denied Ghodawat’s claims in their entirety. AMSC Austria has also submitted counterclaims under the License Agreement against Ghodawat in the amount of approximately €6 million ($8.0 million). Ghodawat has filed a Reply to Answer to Request for Arbitration and Counterclaim in which it denies AMSC Austria’s counterclaims. On June 3, 2013, the final oral submissions’ hearing was conducted.  The final award is pending and the ICC Court has extended the time limit for the Tribunal to render a final award on a number of occasions.  We expect that the award will be issued in 2014; however, we cannot assure you that the issuance of the award will not be delayed.  We have recorded a loss contingency based on our assessment of probable losses on this claim; however, this amount is immaterial to our consolidated financial statements.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider factors discussed in Part I, “Item IA. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, which could materially affect our business, financial condition or future results.  To the best of our knowledge, as of the date of this report there have been no material change in the risk factors described in our Annual Report on Form 10-K.

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

AMERICAN SUPERCONDUCTOR CORPORATION
Date:	August 5, 2014	By:	/s/ David A. Henry
David A. Henry
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

+10.1	Supply Contract, effective as of June 2, 2014, by and between Inox Wind Limited and American Superconductor Corporation.	8-K	000-19672	10.1	6/5/14

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

**

101.INS	XBRL Instance Document.***

101.SCH	XBRL Taxonomy Extension Schema Document. ***

101.CAL	XBRL Taxonomy Calculation Linkbase Document. ***

101.DEF	XBRL Definition Linkbase Document. ***

101.LAB	XBRL Taxonomy Label Linkbase Document. ***

101.PRE	XBRL Taxonomy Presentation Linkbase Document. ***

**	Furnished herewith
***	Submitted electronically herewith
+	Confidential treatment has been granted with respect to certain portions of this exhibit, which portions have been filed separately with the Securities and Exchange Commission.

Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet as of June 30, 2014 and March 31, 2014 (ii) Condensed Statements of Operations and Income for the three months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended June 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2014 and 2013, and (v) Notes to Condensed Consolidated Financial Statements.