Form 10-Q
period 2014-09-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2014-11-06
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Shares outstanding of the Registrant’s common stock:

Common Stock, par value $0.01 per share	86,507,099
Class	Outstanding as of November 3, 2014

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	March 31,
	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$34,679	$43,114
Accounts receivable, net	9,673	7,556
Inventory	24,460	20,694
Prepaid expenses and other current assets	10,280	9,004
Restricted cash	3,425	2,913
Total current assets	82,517	83,281

Property, plant and equipment, net	60,388	64,574
Intangibles, net	1,708	1,995
Restricted cash	100	3,394
Deferred tax assets	7,724	7,724
Other assets	3,410	7,541

Total assets	$155,847	$168,509

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$23,537	$21,764
Accrued arbitration liability	10,631	-
Note payable, current portion, net of discount of $361 as of September 30, 2014 and $555 as of March 31, 2014	4,793	6,240
Derivative liabilities	1,841	2,601
Deferred revenue	17,591	9,456
Deferred tax liabilities	7,724	7,761
Total current liabilities	66,117	47,822

Note payable, net of discount of $137 as of September 30, 2014 and $287 as of March 31, 2014	4,529	6,380
Deferred revenue	2,895	990
Other liabilities	965	1,058
Total liabilities	74,506	56,250

Commitments and contingencies (Note 13)

Stockholders' equity:
Common stock	860	789
Additional paid-in capital	975,831	966,390
Treasury stock	(771)	(370)
Accumulated other comprehensive income	749	1,839
Accumulated deficit	(895,328)	(856,389)
Total stockholders' equity	81,341	112,259

Total liabilities and stockholders' equity	$155,847	$168,509

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013

Revenues	$12,455	$24,181	$24,151	$47,267

Cost and operating expenses:
Cost of revenues	13,773	22,611	25,860	40,598
Research and development	3,078	3,083	6,198	6,110
Selling, general and administrative	8,046	8,682	15,984	19,508
Arbitration award expense	10,188	-	10,188	-
Restructuring and impairments	3,731	751	4,909	764
Amortization of acquisition related intangibles	39	82	79	164
Total cost and operating expenses	38,855	35,209	63,218	67,144

Operating loss	(26,400)	(11,028)	(39,067)	(19,877)

Change in fair value of derivatives and warrants	795	886	760	1,355
Interest expense, net	(496)	(3,505)	(1,030)	(5,617)
Other income (expense), net	740	(635)	588	(566)

Loss before income tax expense	(25,361)	(14,282)	(38,749)	(24,705)

Income tax expense	62	341	190	430

Net loss	$(25,423)	$(14,623)	$(38,939)	$(25,135)

Net loss per common share
Basic	$(0.31)	$(0.24)	$(0.49)	$(0.42)
Diluted	$(0.31)	$(0.24)	$(0.49)	$(0.42)

Weighted average number of common shares outstanding
Basic	81,471	61,116	79,590	59,712
Diluted	81,471	61,116	79,590	59,712

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013

Net loss	$(25,423)	$(14,623)	$(38,939)	$(25,135)

Other comprehensive loss, net of tax:
Foreign currency translation (losses) gains	(989)	691	(1,090)	656
Total other comprehensive (loss) income, net of tax	(989)	691	(1,090)	656
Comprehensive loss	$(26,412)	$(13,932)	$(40,029)	$(24,479)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(38,939)	$(25,135)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	4,901	5,343
Stock-based compensation expense	3,099	4,287
Impairment of long-lived and intangible assets	3,464	-
Provision for excess and obsolete inventory	1,285	192
Loss on minority interest investments	410	499
Change in fair value of derivatives and warrants	(760)	(1,355)
Non-cash interest expense	343	4,765
Other non-cash items	(860)	892
Changes in operating asset and liability accounts:
Accounts receivable	(2,264)	10,704
Inventory	(5,283)	9,315
Prepaid expenses and other current assets	(1,533)	3,531
Accounts payable and accrued expenses	4,154	(8,944)
Accrued arbitration liability	10,188	-
Deferred revenue	10,426	(18,873)
Net cash used in operating activities	(11,369)	(14,779)

Cash flows from investing activities:
Purchase of property, plant and equipment	(514)	(115)
Proceeds from the sale of property, plant and equipment	8	-
Change in restricted cash	2,782	4,053
Change in other assets	(12)	(495)
Net cash provided by investing activities	2,264	3,443

Cash flows from financing activities:
Employee taxes paid related to net settlement of equity awards	(400)	(57)
Repayment of debt	(3,641)	(2,308)
Proceeds from ATM sales, net	4,825	-
Proceeds from exercise of employee stock options and ESPP	60	99
Net cash provided by (used in) financing activities	844	(2,266)

Effect of exchange rate changes on cash and cash equivalents	(174)	226

Net decrease in cash and cash equivalents	(8,435)	(13,376)
Cash and cash equivalents at beginning of year	43,114	39,243
Cash and cash equivalents at end of year	$34,679	$25,867

Supplemental schedule of cash flow information:
Cash paid for income taxes, net of refunds	$226	$-
Issuance of common stock to settle liabilities	1,528	7,831
Cash paid for interest	684	400

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

These unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with United States generally accepted accounting principles (“GAAP”) and the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. The going concern basis of presentation assumes that the Company will continue operations and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those instructions. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended September 30, 2014 and 2013 and the financial position at September 30, 2014.

Liquidity

The Company has experienced recurring operating losses and as of September 30, 2014, the Company had an accumulated deficit of $895.3 million. In addition, the Company has experienced recurring negative operating cash flows.  At September 30, 2014, the Company had cash and cash equivalents of $34.7 million. Cash used in operations for the six months ended September 30, 2014 was $11.4 million.  On August 29, 2014, the Arbitration Tribunal for the ICC International Court of Arbitration (the “ICC Court”) found the Company liable for damages in its breach of contract proceeding against Ghodawat Energy Pvt Ltd (“Ghodawat”) and awarded Ghodawat approximately €8.3 million (approximately $10.6 million) plus interest of 5.33%, which accrues from the date of award.  As of the date of this filing, the Company has not paid this award.  See Note 13, “Commitments and Contingencies” for further information.

From April 1, 2011 through the date of this filing, the Company has reduced its global workforce substantially.  The Company is currently in the process of consolidating certain business operations to reduce facility costs.  As of September 30, 2014, the Company had a global workforce of approximately 291 persons.  The Company plans to closely monitor its expenses and if required, expects to further reduce operating costs and capital spending to enhance liquidity.

On June 5, 2012, the Company entered into a Loan and Security Agreement (the “Term Loan”) with Hercules Technology Growth Capital, Inc (“Hercules”), under which the Company borrowed $10.0 million.  On November 15, 2013, the Company entered into an amendment of the Term Loan (the “New Term Loan”, and together with the Term Loan, the “Term Loans”), under which the Company borrowed an additional $10.0 million.  The Term Loans contain certain covenants and restrictions including, among others, a requirement to maintain a minimum unrestricted cash balance in the U.S. equal to the lesser of a minimum cash threshold or the remaining principal balance.  (See Note 10, “Debt”, for further information regarding these debt arrangements, including the covenants, restrictions and events of default under the agreements.) The Company believes that it is in compliance with the covenants and restrictions included in the agreements governing these debt arrangements as of the date of this Quarterly Report on Form 10-Q.

On November 15, 2013, the Company entered into an At Market Sales Arrangement (“ATM”) under which the Company may, at its discretion, sell up to $30.0 million of shares of its common stock (before expenses) through its sales agent, MLV & Co. LLC (“MLV”).  During the three months ended September 30, 2014, the Company received net proceeds of $3.7 million, including sales and commissions and offering expenses, from sales of approximately 2.1 million shares of its common stock at an average sales price of approximately $1.75 per share under the ATM. (See Note 12, “Stockholders’ Equity”, for further information regarding the ATM.)   At September 30, 2014, there was approximately $17.1 million of availability under the Company’s ATM (see further discussion below).  Sales of common stock under the ATM may be made from time to time, at the Company’s discretion, in order to enhance liquidity.

The Company expects that it will require additional capital, either from sales under the ATM or other sources, to fund its operations, including the Ghodawat arbitration award liability, capital expenditures and scheduled cash payments under its debt obligations through September 30, 2015. The Company’s plans include, and its liquidity is highly dependent on, its ability to increase revenues, its ability to control its operating costs, its ability to utilize the ATM to raise additional capital or raise capital from other sources, and its ability to maintain compliance with the covenants and restrictions on its debt obligations (or obtain waivers from its lender in the event of non-compliance). There can be no assurance that the Company will be able to continue to utilize the ATM or raise capital from other sources.

In addition, the Company is actively seeking to sell its minority investment in Tres Amigas, LLC, a Delaware limited liability Company (“Tres Amigas”).  The Company no longer believes its investment in Blade Dynamics is recoverable and fully impaired its remaining investment in Blade Dynamics Ltd. (“Blade Dynamics”) during the three months ended September 30, 2014. (See Note 14, “Minority Investments”, for further information about such investments.) There can be no assurance that the Company will be able to sell these investments on commercially reasonable terms or at all.

2. Stock-Based Compensation

The Company accounts for its stock-based compensation at fair value. The following table summarizes stock-based compensation expense by financial statement line item for the three and six months ended September 30, 2014 and 2013 (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013
Cost of revenues	$194	$224	$346	$429
Research and development	521	585	1,000	1,159
Selling, general and administrative	803	1,343	1,753	2,699
Total	$1,518	$2,152	$3,099	$4,287

During the six months ended September 30, 2014, the Company granted 1,000,000 stock options, and 3,192,502 restricted stock awards. During the six months ended September 30, 2013, the Company granted approximately 831,000 stock options, 400,000 time-based restricted stock awards, 362,000 performance-based restricted stock awards, and issued 212,000 shares of common stock in-lieu of cash bonuses and severance payments issued. The stock options vest generally over 3-5 years, and the time-based restricted stock awards vest generally over three years. For options and awards that vest upon the passage of time, expense is being recorded over the vesting period.  Performance-based restricted stock awards are expensed over the requisite service period based on probability of achievement.

The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. The total unrecognized compensation cost for unvested outstanding stock options was $1.8 million at September 30, 2014. This expense will be recognized over a weighted average expense period of approximately 3.0 years. The total unrecognized compensation cost for unvested outstanding restricted stock was $4.6 million at September 30, 2014. This expense will be recognized over a weighted-average expense period of approximately 1.6 years.

The weighted-average assumptions used in the Black-Scholes valuation model for stock options granted during the three and six months ended September 30, 2014 and 2013 are as follows:

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013
Expected volatility	N/A	75.4%	85.5%	75.1%
Risk-free interest rate	N/A	1.7%	1.9%	1.7%
Expected life (years)	N/A	5.8	5.8	5.9
Dividend yield	N/A	None	None	None

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

3. Computation of Net Loss per Common Share

Basic net loss per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Where applicable, diluted EPS is computed by dividing the net loss by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. For each of the three and six months ended September 30, 2014, 7.4 million shares were not included in the calculation of diluted EPS as they were considered anti-dilutive, of which 3.9 million relate to unexercised stock options, and 3.5 million relate to the issuance of warrants. For each of the three and six months ended September 30, 2013, 9.7 million shares were not included in the calculation of diluted EPS as they were considered anti-dilutive, of which 3.2 million relate to unvested stock options, 3.2 million relate to the issue of warrants and 3.3 million shares related to the convertible feature of the Company’s unsecured, senior convertible note (the “Exchanged Note”).

The following table reconciles the numerators and denominators of the earnings per share calculation for the three and six months ended September 30, 2014 and 2013 (in thousands, except per share data):

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013

Numerator:
Net loss	$(25,423)	$(14,623)	$(38,939)	$(25,135)
Denominator:
Weighted-average shares of common stock outstanding	83,048	62,787	80,876	61,583
Weighted-average shares subject to repurchase	(1,577)	(1,671)	(1,286)	(1,871)
Shares used in per-share calculation ― basic	81,471	61,116	79,590	59,712
Shares used in per-share calculation ― diluted	81,471	61,116	79,590	59,712
Net loss per share ― basic	$(0.31)	$(0.24)	$(0.49)	$(0.42)
Net loss per share ― diluted	$(0.31)	$(0.24)	$(0.49)	$(0.42)

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

The Company provides a gross presentation of activity within Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements.  A change in the hierarchy of an investment from its current level is reflected in the period during which the pricing methodology of such investment changes.  Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 is made in the event that the related security is significant to total cash and investments.  The Company did not have any transfers of assets and liabilities between Level 1 and Level 3 of the fair value measurement hierarchy during the three or six months ended September 30, 2014.

A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value, measured as of September 30, 2014 and March 31, 2014 (in thousands):

	Total	Quoted Prices in	Significant Other	Significant
	Carrying	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2014:
Assets:
Cash equivalents	$20,185	$20,185	$-	$-
Derivative liabilities:
Warrants	$1,841	$-	$-	$1,841

	Total	Quoted Prices in	Significant Other	Significant
	Carrying	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2014:
Assets:
Cash equivalents	$17,675	$17,675	$-	$-
Derivative liabilities:
Warrants	$2,601	$-	$-	$2,601

The table below reflects the activity for the Company’s major classes of liabilities measured at fair value (in thousands):

		Warrants
April 1, 2014		$2,601
Mark to market adjustment		(760)
Balance at September 30, 2014		$1,841

	Derivative
	Liability	Warrants
April 1, 2013	$529	$3,633
Warrant issuance with Senior Secured Term Loan	-	315
Mark to market adjustment	(525)	(1,347)
Extinguishment of derivative liability	(4)	-
Balance at March 31, 2014	$-	$2,601

The following table provides the assets and liabilities measured at fair value on a non-recurring basis, as of September 30, 2014 and March 31, 2014 (in thousands).  During the three months ended September 30, 2014 the following asset was determined to be no longer recoverable and was fully impaired.  See note 14, “Minority Investments” for further details:

	Total	Quoted Prices in	Significant Other	Significant
	Carrying	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2014:
Assets:
Investment in unconsolidated entity – Blade Dynamics	$-	$-	$-	$-

March 31, 2014:
Assets:
Investment in unconsolidated entity – Blade Dynamics	$3,690	$-	$-	$3,690

Valuation Techniques

Cash Equivalents

Cash equivalents consist of highly liquid instruments with maturities of three months or less that are regarded as high quality, low risk investments and are measured using such inputs as quoted prices, and are classified within Level 1 of the valuation hierarchy. Cash equivalents consist principally of certificates of deposits and money market accounts.

Derivative Liability

In April 2012, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Capital Ventures International (“CVI”), an affiliate of Heights Capital Management, under which the Company issued a $25.0 million, 7% convertible note (the “Initial Note”).  In December 2012, the Company entered into an agreement with CVI pursuant to which it exchanged the Initial Note for the Exchanged Note.  The Exchanged Note was extinguished as of March 31, 2014.  The Company had identified all of the derivatives (“Derivative Liability”) associated with the extinguished Exchanged Note which include holder change of control redemption rights, issuer optional redemption rights, sale redemption rights and a feature to convert the Exchanged Note into equity at the holder’s option.  The Derivative Liability was subject to revaluation at each balance sheet date, and any change in fair value was recorded as a change in fair value in derivatives and warrants until its expiration.  The Company relied on assumptions in a lattice model to determine the fair value of Derivative Liability.  The Company had valued the Derivative Liability within Level 3 of the valuation hierarchy.  (See Note 10, “Debt,” for further discussion of the Exchanged Note, Derivative Liability and valuation assumptions used.)

Warrants

Warrants were issued in conjunction with the Purchase Agreement with CVI, and the Term Loans. (See Note 10, “Debt,” and Note 11 “Warrants and Derivative Liabilities,” for additional information.) These warrants are subject to revaluation at each balance sheet date, and any change in fair value will be recorded as a change in fair value in derivatives and warrants until the earlier of their exercise or expiration.

The Company relies on various assumptions in a lattice model to determine the fair value of warrants. The Company has valued the warrants within Level 3 of the valuation hierarchy. (See Note 11, “Warrants and Derivative Liabilities,” for a discussion of the warrants and the valuation assumptions used.)

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

During the three months ended September 30, 2014, the Company determined that as a result of a dilutive financing which resulted in the Company losing certain of its shareholder rights, as well as certain operational issues and adverse changes to the potential sale scenarios previously considered, its investment in Blade Dynamics was no longer recoverable and therefore recorded an impairment charge of $3.5 million.

5. Accounts Receivable

Accounts receivable at September 30, 2014 and March 31, 2014 consisted of the following (in thousands):

	September 30,	March 31,
	2014	2014
Accounts receivable (billed)	$8,410	$6,113
Accounts receivable (unbilled)	1,279	1,459
Less: Allowance for doubtful accounts	(16)	(16)
Accounts receivable, net	$9,673	$7,556

6. Inventory

Inventory at September 30, 2014 and March 31, 2014 consisted of the following (in thousands):

	September 30,	March 31,
	2014	2014
Raw materials	$6,936	$3,304
Work-in-process	6,073	4,047
Finished goods	8,750	10,275
Deferred program costs	2,701	3,068
Net inventory	$24,460	$20,694

The Company recorded inventory write-downs of $0.6 million and less than $0.1 million for the three months ended September 30, 2014 and 2013, respectively.  The Company recorded inventory write-downs of $1.3 million and $0.2 million for the six months ended September 30, 2014 and 2013, respectively.  These write downs were based on evaluating its inventory on hand for excess quantities and obsolescence.

Deferred program costs as of September 30, 2014 and March 31, 2014 primarily represent costs incurred on programs accounted for under contract accounting where the Company needs to complete development programs before revenue and costs will be recognized.

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at September 30, 2014 and March 31, 2014 consisted of the following (in thousands):

	September 30,	March 31,
	2014	2014
Accounts payable	$7,063	$1,749
Accrued inventories in-transit	1,330	212
Accrued miscellaneous expenses	4,424	6,076
Accrued outside services	3,026	3,716
Accrued subcontractor program costs	60	290
Accrued compensation	4,070	5,939
Income taxes payable	197	173
Accrued adverse purchase commitments	-	402
Accrued warranty	3,367	3,207
Total	$23,537	$21,764

The Company generally provides a one to three year warranty on its products, commencing upon installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.

Product warranty activity was as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$2,855	$2,787	$3,207	$2,709
Change in accruals for warranties during the period	974	342	903	493
Settlements during the period	(462)	(60)	(743)	(133)
Balance at end of period	$3,367	$3,069	$3,367	$3,069

8. Income Taxes

For the three and six months ended September 30, 2014, the Company recorded income tax expense of $0.1 million and $0.2 million, respectively.  For the three and six months ended September 30, 2013, the Company recorded income tax expense of $0.3 million and $0.4 million, respectively.  Income tax expense was primarily due to income taxes in the Company’s foreign jurisdictions.

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

During the years ended March 31, 2014 and March 31, 2013, the Company undertook restructuring activities, approved by the Board of Directors, in order to reorganize its global operations, streamline various functions of the business, and reduce its global workforce to better reflect the demand for its products.  During the year ended March 31, 2014, the Company undertook a plan to consolidate its Grid manufacturing activities in its Devens, Massachusetts facility and close its facility in Middleton, Wisconsin.  In addition, the Company is establishing a new Wind manufacturing facility in Romania and as a result reduced the headcount in its operation in China to a level necessary to support demand from its Chinese customers.  The Company also undertook a workforce reduction in July 2013, reducing its workforce by approximately 7%, impacting primarily selling, engineering and general and administrative functions.  The Company recorded restructuring charges for severance and other costs of approximately $0.3 million and $1.4 million during the three and six months ended September 30, 2014, respectively.  During the six months ended September 30, 2013, the Company incurred restructuring costs of approximately $0.8 million. From April 1, 2011 through September 30, 2014, the Company’s various restructuring activities resulted in a substantial reduction of its global workforce. Remaining unpaid amounts under these restructuring activities are expected to be paid by August 31, 2015.

The following table presents restructuring charges and cash payments (in thousands):

	Severance pay	Facility Exit and
Six months ended September 30, 2014:	and benefits	Relocation costs	Total
Accrued restructuring balance at April 1, 2014	$844	$-	$844
Charges to operations	632	814	1,445
Cash payments	(696)	(814)	(1,509)
Accrued restructuring balance at September 30, 2014	$780	$-	$780

Six months ended September 30, 2013:
Accrued restructuring at April 1, 2013	$145	$54	$199
Charges to operations	751	13	764
Cash payments	(599)	(37)	(636)
Non-cash/miscellaneous reductions	(166)	(30)	(196)
Accrued restructuring balance at September 30, 2013	$131	$-	$131

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

On October 9, 2013, the Company entered into a Second Amendment and Warrant Exchange Agreement (the “Second Amendment”) with CVI. The Second Amendment further amended the Purchase Agreement, as amended by the Amendment (collectively, the “Amended Purchase Agreement”), that the Company previously entered into with CVI.

Pursuant to the Second Amendment, the Company and/or CVI waived certain provisions of the Amended Purchase Agreement and amended certain provisions of the Exchanged Note and exchanged the warrant (the “Original Warrant”) for a new warrant (the Exchanged Warrant”) with a reduced exercise price of $2.61 per share of common stock.

The Company assessed the changes to the Exchanged Note included in the Second Amendment and accounted for it as a modification of the Exchanged Note. Therefore, the Company determined the incremental value of the derivative instruments, as a result of the Second Amendment, specifically the Exchanged Warrant. (See Note 11 “Warrants and Derivative Liabilities” for discussion of the valuation of the Exchanged Warrant.)

During the three and six months ended September 30, 2013, the Company recorded non-cash interest expense for amortization of the debt discount related to the convertible notes of $1.2 million and $2.7 million, respectively.

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

Senior Secured Term Loans

On June 5, 2012, the Company entered into the Term Loan with Hercules, under which the Company borrowed $10.0 million. After the closing fees and expenses, the net proceeds to the Company were $9.7 million. The Term Loan bears an interest rate equal to 11% plus the percentage, if any, by which the prime rate as reported by The Wall Street Journal exceeds 3.75%. The Company made interest-only payments from July 1, 2012 through October 31, 2012, after which the Company began repaying the Term Loan in equal monthly installments ending on December 1, 2014. In addition, Hercules received a warrant (the “First Warrant”) to purchase 139,276 shares of common stock, exercisable at an initial strike price of $3.59 per share, subject to adjustment, until December 5, 2017. Due to certain adjustment provisions within the warrant, it qualified for liability accounting and the fair value of $0.4 million was recorded upon issuance, which the Company recorded as a debt discount and a warrant liability.  The Company will pay an end of term fee of $0.5 million upon the earlier of maturity or prepayment of the loan. The Company has accrued the term fee and recorded a corresponding amount into the debt discount. In addition, the Company incurred $0.3 million of legal and origination costs in the year ended March 31, 2013, which have been recorded as a debt discount. The total debt discount including the First Warrant, end of term fee and legal and origination costs of $1.2 million is being amortized into interest expense over the term of the Term Loan using the effective interest method. Under this method, interest expense is recognized each period until the debt instrument reaches maturity. During the three and six months ended September 30, 2014, the Company recorded non-cash interest expense for amortization of the debt discount related to the Term Loan of less than $0.1 million and $0.1 million, respectively.  During the three and six months ended September 30, 2013, the Company recorded non-cash interest expense for amortization of the debt discount related to the Term Loan of $0.1 million and $0.3 million, respectively.

On November 15, 2013, the Company amended the Term Loan with Hercules and entered into the New Term Loan, borrowing an additional $10.0 million. After closing fees and expenses, the net proceeds to the Company for the New Term Loan were $9.8 million.  The New Term Loan also bears the same interest rate as the Term Loan.  The Company made interest-only payments from December 1, 2013 to May 31, 2014.  If the Company achieved certain revenue targets for the six-month period ending March 31, 2014, interest only payments would continue through August 31, 2014.  The Company did not meet these revenue targets.  As a result, the Company is repaying the New Term Loan in equal monthly installments ending on November 1, 2016.  Hercules received a warrant (the “Second Warrant”) to purchase 256,410 shares of common stock, exercisable at an initial strike price of $1.95 per share, subject to adjustment, until May 15, 2019.  In addition, the exercise price of the First Warrant was reduced to $1.95 per share.  (See Note 11, “Warrants and Derivative Liabilities,” for a discussion on both warrants and the valuation assumptions used.) The Company will pay an end of term fee of $0.5 million upon the earlier of maturity or prepayment of the New Term Loan. The Company has accrued the end of term fee and recorded a corresponding amount into the debt discount.  The New Term Loan includes a mandatory prepayment feature which allows Hercules the right to use any of the Company’s net proceeds from specified asset dispositions greater than $1.0 million in a calendar year to pay off any outstanding accrued interest and principal balance on the New Term Loan.  The Company determined the fair value to be de-minimis for this feature. In addition, the Company incurred $0.2 million of legal and origination costs in the three months ended December 31, 2013, which have been recorded as a debt discount. The total debt discount including the Second Warrant, end of term fee and legal and origination costs of $1.0 million is being amortized into interest expense over the term of the New Term Loan using the effective interest method. If the maturity of either of the term loans is accelerated because of prepayment, then the amortization will be accelerated. During the three and six months ended September 30, 2014, the Company recorded non-cash interest expense for amortization of the debt discount related to the New Term Loan of $0.1 million and $0.2 million, respectively.

The Term Loans are secured by substantially all of the Company’s existing and future assets, including a mortgage on real property owned by the Company’s wholly-owned subsidiary, ASC Devens LLC, and located at 64 Jackson Road, Devens, Massachusetts.  The Term Loans contain certain covenants that restrict the Company’s ability to, among other things, incur or assume certain debt, merge or consolidate, materially change the nature of the Company’s business, make certain investments, acquire or dispose of certain assets, make guaranties or grant liens on its assets, make certain loans, advances or investments, declare dividends or make distributions or enter into transactions with affiliates. In addition, there is a covenant that requires the Company to maintain a minimum unrestricted cash balance (the “Minimum Threshold”) in the United States of at least $15.0 million at the inception of the New Term Loan.  The Minimum Threshold will be reduced by $2.5 million for every $5.0 million of net proceeds from the sale of its common stock after November 15, 2013, including those under the ATM, to an amount not lower than $7.5 million or the outstanding combined principal balances of the Term Loans, whichever is lower.  As of September 30, 2014, the Minimum Threshold was $9.8 million.  The events of default under the Term Loans include, but are not limited to, failure to pay amounts due, breaches of covenants, bankruptcy events, cross defaults under other material indebtedness and the occurrence of a material adverse effect and/or change in control. In the case of a continuing event of default, Hercules may, among other remedies, declare due all unpaid principal amounts outstanding and any accrued but unpaid interest and foreclose on all collateral granted to Hercules as security under the Term Loans.

Although the Company believes that it is in and expects to remain in compliance with the covenants and restrictions under the Term Loans as of the date of this Quarterly Report on Form 10-Q, there can be no assurance that the Company will continue to be in compliance.

Interest expense on the Term Loans for the three and six months ended September 30, 2014, was $0.5 million and $1.0 million, respectively, which included $0.2 million and $0.3 million, respectively, of non-cash interest expense related to the amortization of the debt discount on the Term Loans.  Interest expense on the Exchanged Note and Term Loans for the three and six months ended September 30, 2013, was $3.5 million and $5.6 million, respectively, which included $3.1 million and $4.8 million, respectively, of non-cash interest expense related to the amortization of the debt discount on the Exchanged Note and Term Loans and payment of the Exchanged Note in Company common stock at a discount.

11. Warrants and Derivative Liabilities

Senior Convertible Note Warrant

On April 4, 2012, the Company entered into the Purchase Agreement with CVI. The Purchase Agreement included the Original Warrant to purchase 3,094,060 shares of the Company’s common stock. The warrant is exercisable at any time on or after the date that is six months after the issuance of the warrant and entitles CVI to purchase shares of the Company’s common stock for a period of five years from the initial date the warrant becomes exercisable at a price equal to $5.45 per share, subject to certain price-based and other anti-dilution adjustments. On October 9, 2013, the Company amended the Purchase Agreement with CVI (the “Amendment”). Pursuant to the Amendment, the Company exchanged the Original Warrant for the Exchanged Warrant, with a reduced exercise price of $2.61 per share of common stock. Other than the reduced exercise price, the Exchanged Warrant has the same terms and conditions as the Original Warrant.  As a result of the sales of common stock under the ATM (See Note 12, “Stockholders’ Equity”, for further discussion of the ATM), and other issuances, during the three months ended September 30, 2014, the exercise price of the Exchanged Warrant was reduced to $2.55 per share.  The Exchanged Warrant may not be exercised if, after giving effect to the conversion, CVI together with its affiliates would beneficially own in excess of 4.99% of the Company’s common stock. This percentage may be raised to any other percentage not in excess of 9.99% at the option of CVI, upon at least 61-days prior notice to the Company, or lowered to any other percentage, at the option of CVI, at any time.

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

Following is a summary of the key assumptions used to calculate the fair value of the warrant:

	September 30,	June 30,
Fiscal Year 14	2014	2014

Risk-free interest rate	1.07%	0.98%
Expected annual dividend yield	—%	—%
Expected volatility	76.20%	83.50%
Term (years)	3.01	3.26
Fair value	$1.5 million	$2.3 million
			Post-modification	Pre-modification
	March 31,	December 31,	October 9,	October 9,	September 30,	June 30,	March 31,
Fiscal Year 13	2014	2013	2013	2013	2013	2013	2013

Risk-free interest rate	1.11%	1.17%	1.05%	1.05%	1.02%	1.13%	0.67%
Expected annual dividend yield	—%	—%	—%	—%	—%	—%	—%
Expected volatility	80.99%	75.60%	71.45%	71.45%	71.98%	71.90%	71.74%
Term (years)	3.51	3.76	3.99	3.99	4.01	4.27	4.51
Fair value	$ 2.2 million	$ 2.2 million	$ 3.2 million	$ 2.2 million	$ 2.5 million	$ 3.0 million	$ 3.4 million

The Company recorded net gains, resulting from the decrease in the fair value of the Exchanged Warrant, of $0.8 million and $0.5 million to change in fair value of derivatives and warrants in the three months ended September 30, 2014, and 2013, respectively.  The Company recorded net gains, resulting from the decrease in the fair value of the Exchanged Warrant, of $0.7 million and $0.9 million to change in fair value of derivatives and warrants in the six months ended September 30, 2014, and 2013, respectively.

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

Following is a summary of the key assumptions used to value the convertible notes derivative features:

	March 31,	December 31,	September 30,	June 30,	March 31,
Fiscal Year 13	2014	2013	2013	2013	2013

Principal outstanding (000's)	$ —	$10,411	$10,411	$14,389	$15,380
Stock price	N/A	$1.64	$2.34	$2.64	$2.67
Percentage volume condition met	— %	87.20%	80.20%	87.50%	80.50%
Expected volatility	— %	68.63%	66.26%	65.80%	66.91%
Risk free rate	— %	0.12%	0.10%	0.21%	0.20%
Bond yield	— %	16.50%	15.50%	16.70%	16.50%
Recovery rate	— %	35.00%	35.00%	37.00%	30.00%
Redeemable	N/A	yes	yes	yes	yes
Total time (years)	—	0.75	1.00	1.26	1.51
Dilution effect	N/A	yes	yes	yes	yes
Fair value	$ —	$ —	$ 0.2 million	$ 0.5 million	$ 0.5 million
Fair value as a percent of par	— %	0.02%	0.70%	3.3%	3.4%

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

The Company recorded net gains, resulting from the decrease in the fair value of the derivative, of $0.3 million to change in fair value of derivatives and warrants in each of the three and six months ended September 30, 2013.

Senior Secured Term Loan – First Warrant

On June 5, 2012, the Company entered into the Loan and Security Agreement with Hercules. (See Note 10, “Debt,” for additional information regarding the Loan and Security Agreement.) In conjunction with this agreement, the Company issued the First Warrant to purchase 139,276 shares of the Company’s common stock. The First Warrant is exercisable at any time after its issuance and expires on December 5, 2017, at a price equal to $3.59 per share subject to certain price-based and other anti-dilution adjustments.  The exercise price was reduced to $1.95 per share in conjunction with entering into the New Term Loan.  An anti-dilution adjustment resulted in a reduction to the exercise price to $1.94 per share as of September 30, 2014.

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

Following is a summary of the key assumptions used to calculate the fair value of the First Warrant:

	September 30,	June 30,
Fiscal Year 14	2014	2014

Risk-free interest rate	1.13%	1.04%
Expected annual dividend yield	—%	—%
Expected volatility	78.30%	82.75%
Term (years)	3.18	3.43
Fair value	$ 0.1 million	$ 0.1 million

			Post-modification	Pre-modification
	March 31,	December 31,	November 15,	November 15,	September 30,	June 30,	March 31,
Fiscal Year 13	2014	2013	2013	2013	2013	2013	2013

Risk-free interest rate	1.18%	1.24%	1.00%	1.00%	1.09%	1.20%	0.70%
Expected annual dividend yield	—%	—%	—%	—%	—%	—%	—%
Expected volatility	80.73%	74.79%	72.64%	72.64%	72.10%	72.30%	72.01%
Term (years)	3.68	3.93	4.05	4.05	4.18	4.43	4.68
Fair value	$ 0.1 million	$ 0.1 million	$ 0.1 million	$ 0.1 million	$ 0.2 million	$ 0.2 million	$ 0.2 million

The Company recorded no change in fair value of derivatives and warrants during either of the three or six month periods ended September 30, 2014 and 2013 due to nominal fair value fluctuation.

Senior Secured Term Loan – Second Warrant

On November 15, 2013, the Company amended the Loan and Security Agreement with Hercules and entered into the New Term Loan. (See Note 10, “Debt,” for additional information regarding the New Term Loan.) In conjunction with this agreement, the Company issued the Second Warrant to purchase 256,410 shares of the Company’s common stock. The Second Warrant is exercisable at any time after its issuance and expires on May 15, 2019, at a price equal to $1.95 per share subject to certain price-based and other anti-dilution adjustments.  An anti-dilution adjustment resulted in a reduction to the exercise price to $1.94 per share as of September 30, 2014.

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

Following is a summary of the key assumptions used to calculate the fair value of the Second Warrant:

	September 30,	June 30,
Fiscal Year 14	2014	2014

Risk-free interest rate	1.65%	1.57%
Expected annual dividend yield	—%	—%
Expected volatility	78.10%	80.00%
Term (years)	4.62	4.87
Fair value	$ 0.2 million	$ 0.3 million

			New Issuance
	March 31,	December 31,	November 15,
Fiscal Year 13	2014	2013	2013

Risk-free interest rate	1.76%	1.89%	1.55%
Expected annual dividend yield	—%	—%	—%
Expected volatility	79.73%	80.37%	76.97%
Term (years)	5.12	5.37	5.49
Fair value	$ 0.3 million	$ 0.3 million	$ 0.3 million

The Company recorded a decrease in the fair value of the Second Warrant resulting in a gain of $0.1 million in each of the three and six months ended September 30, 2014.

The Company prepared its estimates for the assumptions used to determine the fair value of the warrants issued in conjunction with both the Exchanged Note and Term Loans utilizing the respective terms of the warrants with similar inputs, as described above.

12. Stockholders’ Equity

On November 15, 2013, the Company entered into an ATM arrangement, pursuant to which, the Company may, at its discretion, sell up to $30.0 million of the Company’s common stock through its sales agent, MLV.   Sales of common stock made under the ATM are made on The NASDAQ Global Market under the Company’s previously filed and currently effective Registration Statement on Form S-3 (File No. 333-191153) by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the ATM, the Company may also sell shares of its common stock through MLV, on The NASDAQ Global Select Market or otherwise, at negotiated prices or at prices related to the prevailing market price. Under the terms of the ATM, MLV may not engage in any proprietary trading or trading as principal for MLV’s own account. MLV uses its commercially reasonable efforts to sell the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company pays MLV a commission of up to 3% of the gross proceeds from the sale of shares of its common stock under the ATM. The Company has also agreed to provide MLV with customary indemnification rights. The offering of common stock pursuant to the ATM will terminate upon the earlier of the sale of all of the common stock subject to the ATM or the termination of the ATM by the Company or MLV. Either party may terminate the ATM at its sole discretion at any time upon written notice to the other party.

During the three months ended September 30, 2014, the Company received net proceeds of $3.7 million, including sales commissions and offering expenses, from sales of approximately 2.1 million shares of its common stock at an average sales price of approximately $1.75 per share under the ATM.  As of September 30, 2014, the Company has approximately $17.1 million of remaining availability under the ATM.

13. Commitments and Contingencies

Commitments

Purchase Commitments

The Company periodically enters into non-cancelable purchase contracts in order to ensure the availability of materials to support production of its products. Purchase commitments represent enforceable and legally binding agreements with suppliers to purchase goods or services. The Company periodically assesses the need to provide for impairment on these purchase contracts and record a loss on purchase commitments when required. As of September 30, 2014, the Company had paid the remaining adverse purchase commitment liability.

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

Ghodawat, a company registered in India carrying on the business of wind power development, lodged a Request for Arbitration with the ICC Court on May 12, 2011 and named AMSC Windtec GmbH (“AMSC Austria”) as the Respondent. Under the Request for Arbitration, Ghodawat alleged that AMSC Austria breached an agreement dated March 19, 2008 pursuant to which AMSC Austria granted a license to Ghodawat to manufacture, use, sell, market, erect, commission and maintain certain wind turbines using its technical information and wind turbine design (the “License Agreement”). Under the Request for Arbitration, Ghodawat’s claims in this arbitration amounted to approximately €18 million ($24 million).  AMSC Austria submitted counterclaims under the License Agreement against Ghodawat in the amount of approximately €6 million ($8 million).  On August 29, 2014, the ICC Court ruled that AMSC Austria was liable for damages and awarded Ghodawat approximately €8.3 million (approximately $10.6 million), which includes reimbursement of legal costs and associated expenses.  Interest on this amount will accrue at a rate of 5.33% from the date of award.  The Company had recorded a loss contingency of $0.5 million based on its assessment of probable losses on this claim in a prior period.  As a result of the arbitration award liability, the Company recorded a charge of $10.2 million during the three months ended September 30, 2014.

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

The Company also submitted a civil action application to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Yi Zhong Min Chu Zi No. 15524, against Sinovel for software copyright infringement on September 13, 2011. The application alleges Sinovel’s unauthorized use of portions of the Company’s wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines and the binary code, or upper layer, of the Company’s software for the PM3000 power converters in 1.5MW wind turbines. In July 2011, a former employee of the Company’s Austrian subsidiary was arrested in Austria on charges of economic espionage and fraudulent manipulation of data. In September 2011, the former employee pled guilty to the charges, and was imprisoned. As a result of the Company’s internal investigation and a criminal investigation conducted by Austrian authorities, the Company believes that this former employee was contracted by Sinovel through an intermediary while employed by the Company and improperly obtained and transferred to Sinovel portions of its wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines. Moreover, the Company believes the former employee illegally used source code to develop for Sinovel a software modification to circumvent the encryption and remove technical protection measures on the Company’s PM3000 power converters in 1.5MW wind turbines in the field. The Company is seeking a cease and desist order with respect to the unauthorized copying, installation and use of its software, monetary damages of approximately RMB 38 million ($6 million) for its economic losses and reimbursement of all costs and reasonable expenses. The Beijing No. 1 Intermediate People’s Court accepted the case, which was necessary in order for the case to proceed. In November 2011, Sinovel filed a motion to remove this case from the Beijing No. 1 Intermediate People’s Court and transfer the matter to the Beijing Arbitration Commission. On February 14, 2012, the court denied Sinovel’s motion to remove the case. On February 21, 2012, Sinovel filed an appeal of the Beijing No. 1 Intermediate People’s Court decision to the Beijing Higher People’s Court. On April 25, 2012, the Beijing Higher People’s Court issued a final Civil Ruling which supports the Beijing No.1 Intermediate People’s Court’s civil ruling and rejected Sinovel’s appeal. Sinovel filed an appeal of the Beijing Higher People’s Court’s decision with China’s Supreme People’s Court. A hearing regarding this appeal was held at the Chinese Supreme People’s Court on October 26, 2012. On November 23, 2012, China’s Supreme People’s Court issued a Civil Ruling, holding that (1) it will conduct a re-trial of Sinovel’s appeal, and (2) the lower court’s decision will be stayed pending the re-trial. China’s Supreme People’s Court conducted a re-trial of Sinovel’s appeal on May 29, 2013.  On January 26, 2014, the Supreme People’s Court ruled to uphold the Beijing Higher People’s Court ruling that the dispute shall be heard by the court.  On September 15, 2014, the Beijing No. 1 Intermediate People’s Court held its first substantive hearing in the Beijing case.  At the hearing, the parties presented evidence, reviewed claims, and answered questions from the court.  The Company is awaiting a decision from the Beijing No. 1 Intermediate People’s Court.

The Company submitted a civil action application to the Beijing Higher People’s Court against Sinovel and certain of its employees for trade secret infringement on September 13, 2011 under the caption (2011) Gao Min Chu Zi No. 4193. The application alleges the defendants’ unauthorized use of portions of the Company’s wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines as described above with respect to the Copyright Action. The Company is seeking monetary damages of RMB 2.9 billion ($453 million) for the trade secret infringement as well as reimbursement of all costs and reasonable expenses. The Beijing Higher People’s Court accepted the case, which was necessary in order for the case to proceed. On December 22, 2011, the Beijing Higher People’s Court transferred this case to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Gao Min Chu Zi No. 4193. On June 7, 2012, the Company received an Acceptance Notice from the Beijing No.1 Intermediate People’s Court under the caption (2012) Yi Zhong Min Chu Zi No.6833. In August 2012, Sinovel filed a motion to remove this case from the Beijing No. 1 Intermediate People’s Court and transfer the matter to the Beijing Arbitration Commission. On February 24, 2014, the Beijing No. 1 Intermediate People’s Court denied Sinovel’s motion to remove and transfer the case.  On March 13, 2014, Sinovel filed an appeal of the Beijing No. 1 Intermediate People’s Court decision to the Beijing Higher People’s Court.  On August 7, 2014, the Beijing Higher People’s Court upheld the Beijing No.1 Intermediate Court’s decision and rejected Sinovel’s appeal regarding the jurisdiction opposition.  The Company is currently awaiting notice from the Beijing No. 1 Intermediate People’s Court regarding the first hearing date.

On September 16, 2011, the Company filed a civil copyright infringement complaint in the Hainan Province No. 1 Intermediate People’s Court against Dalian Guotong Electric Co. Ltd. (“Guotong”), a supplier of power converter products to Sinovel, and Huaneng Hainan Power, Inc. (“Huaneng”), a wind farm operator that has purchased Sinovel wind turbines containing Guotong power converter products. The case is captioned (2011) Hainan Yi Zhong Min Chu Zi No. 62. The application alleges that the Company’s PM1000 converters in certain Sinovel wind turbines have been replaced by converters produced by Guotong. Because the Guotong converters are being used in wind turbines containing the Company’s wind turbine control software, the Company believes that its copyrighted software is being infringed. The Company is seeking a cease and desist order with respect to the unauthorized use of its software, monetary damages of RMB 1.2 million ($0.2 million) for its economic losses (with respect to Guotong only) and reimbursement of all costs and reasonable expenses. The court has accepted the case, which was necessary in order for the case to proceed. In addition, upon the request of the defendant Huaneng, Sinovel has been added by the court to this case as a defendant and Huaneng has been released from this case. In December 2011, Sinovel filed a jurisdiction opposition motion requesting dismissal by the Hainan Province No. 1 Intermediate People’s Court, saying the case should be governed by the Beijing Arbitration Commission. On February 3, 2012, the Company received the Civil Ruling from the court, which granted Sinovel’s motion, and dismissed the entire case. The Company appealed the court’s ruling to the Hainan Higher Court, which on April 5, 2012 upheld the decision of the Hainan Province No. 1 Intermediate People’s Court. On April 9, 2012, the Company filed an appeal of the Hainan Higher Court’s decision with China’s Supreme People’s Court. China’s Supreme People’s Court accepted the appeal on May 23, 2012. The case is captioned, (2012) Min Shen Zi No. 630. On December 20, 2012, China’s Supreme People’s Court issued a Civil ruling, holding that (1) it will conduct a re-trial of the Company’s appeal and (2) the lower court’s decision will be stayed pending the re-trial. China’s Supreme People’s Court conducted a re-trial of Sinovel’s appeal on May 29, 2013.  On January 26, 2014, the Supreme People’s Court revoked Hainan No. 1 Intermediate People’s Court and Hainan Higher People’s Court rulings and ruled that the case shall be heard by the Hainan No. 1 Intermediate People’s Court.  The Hainan No. 1 Intermediate People’s Court accepted the case under the caption (2014) Hainan Yi Zhong Min San Chu Zi No. 1. On October 21, 2014, the Hainan No. 1 Intermediate People’s Court changed the caption of this case to (2014) Hainan Yi Zhong Zhi Min Chu Zi No. 2, and scheduled the first hearing date to be held on November 18, 2014.

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

As of September 30, 2014 the Company had $3.4 million of restricted cash included in current assets, and $0.1 million of restricted cash included in long-term assets. These amounts included in restricted cash represent deposits to secure letters of credit for various supply contracts. These deposits are held in interest bearing accounts.

The Company had an unused, unsecured line of credit consisting of €2.7 million (approximately $3.4 million) in Austria as of September 30, 2014.

14. Minority Investments

Investment in Tres Amigas LLC

The Company made an investment in Tres Amigas, focused on providing the first common interconnection of America’s three power grids to help the country achieve its renewable energy goals and facilitate the smooth, reliable and efficient transfer of green power from region to region.  The Company’s original investment in Tres Amigas was $5.4 million.  As of September 30, 2014, the Company holds a 26% ownership interest in Tres Amigas.

The Company has determined that Tres Amigas is a variable interest entity (“VIE”) and that the Company is not the primary beneficiary of the VIE.  Therefore, the Company has not consolidated Tres Amigas as of September 30, 2014.  The investment is carried at acquisition cost, plus the Company’s equity in undistributed earnings or losses.  The Company’s maximum exposure to loss is limited to the Company’s recorded investment in this VIE.  The Company’s investment in Tres Amigas is included in other assets on the consolidated balance sheet and the equity in undistributed losses of Tres Amigas is included in other expense, net, on the unaudited condensed consolidated statements of operations.

The net investment activity for the six months ended September 30, 2014 is as follows (in thousands):

Balance at April 1, 2014	$1,845
Minority interest in net losses	(410)
Balance at September 30, 2014	$1,435

Investment in Blade Dynamics Ltd.

The Company has acquired (through its Austrian subsidiary), a minority ownership position in Blade Dynamics, a designer and manufacturer of advanced wind turbine blades based on proprietary materials and structural technologies.  The Company’s original investment was for $8.0 million in cash. As of September 30, 2014, the Company holds a 19% ownership interest in Blade Dynamics.

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

During the three months ended September 30, 2014, the Company determined that as a result of dilutive financing which resulted in the Company losing certain of its shareholder rights, as well as certain operational issues and adverse changes to the potential sale scenarios previously considered, its investment in Blade Dynamics was no longer recoverable and therefore recorded an impairment charge of $3.5 million.

The net investment activity for the six months ended September 30, 2014 is as follows (in thousands):

Balance at April 1, 2014	$3,690
Net foreign exchange rate impact	(226)
Impairment	(3,464)
Balance at September 30, 2014	$-

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

The operating results for the two business segments are as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013
Revenues:
Wind	$7,462	$14,691	$15,113	$29,392
Grid	4,993	9,490	9,038	17,875
Total	$12,455	$24,181	$24,151	$47,267

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013
Operating loss:
Wind	$(14,611)	$(2,449)	$(18,091)	$(4,274)
Grid	(6,559)	(5,750)	(12,966)	(10,618)
Unallocated corporate expenses	(5,230)	(2,829)	(8,010)	(4,985)
Total	$(26,400)	$(11,028)	$(39,067)	$(19,877)

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

Unallocated corporate expenses primarily consist of stock-based compensation expense of $1.5 million and $3.1 million, and restructuring and impairment charges of $3.7 million and $4.9 million, for the three and six months ended September 30, 2014, respectively. Unallocated corporate expenses primarily consist of stock-based compensation expense of $2.2 million and $4.3 million, respectively, for the three and six months ended September 30, 2013, as well as restructuring and impairment charges of $0.8 million for each of the three and six months ended September 30, 2013, respectively.

Total assets for the two business segments are as follows (in thousands):

	September 30,	March 31,
	2014	2014
Wind	$47,569	$36,701
Grid	44,779	54,342
Corporate assets	63,499	77,466
Total	$155,847	$168,509

The following table sets forth customers who represented 10% or more of the Company’s total revenues for the three and six months ended September 30, 2014 and 2013:

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013
INOX Wind Limited	48%	27%	48%	21%
RES American Construction, Inc	16%	—%	<10%	—%
Beijing JINGCHENG New Energy Co., Ltd	—%	28%	<10%	31%

16. Recent Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued ASU 2014-09, ASU Revenue from Contracts with Customers (Topic 606), The guidance substantially converges final standards on revenue recognition between the FASB and IASB providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all exiting revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles.  The ASU is effective for annual reporting periods beginning after December 15, 2016.  The Company is currently evaluating the impact of adopting ASU 2014-09 to determine the impact, if any, it may have on its current practices.

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

In August 2014, the FASB issued ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and Financial Liabilities of a Consolidated Collateralized Financing Entity.  The new standard applies to reporting entities that are required to consolidate a collaterized financing entity under the variable interest entities subtopic 810-10. This ASU is effective for annual reporting periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016.  The Company is currently evaluating the impact of adopting ASU 2014-13 to determine the impact, but currently does not believe there will be an impact on its consolidated results of operations, financial condition, or cash flow.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern.  The new standard explicitly requires the assessment at interim and annual periods, and provides management with its own disclosure guidance.  This ASU is effective for annual reporting periods and interim periods, within those annual periods ending after December 15, 2016.  The Company is currently evaluating the impact of adopting ASU 2014-15 to determine the impact, if any; it may have on its current practices.

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

We have experienced recurring operating losses and as of September 30, 2014, had an accumulated deficit of $895.3 million. In addition, we have experienced recurring negative operating cash flows. At September 30, 2014, we had cash and cash equivalents of $34.7 million. Cash used in operations for the six months ended September 30, 2014 was $11.4 million.  On August 29, 2014, the Arbitration Tribunal for the ICC International Court of Arbitration (the “ICC Court”) found us liable for damages in our breach of contract arbitration against Ghodawat Energy Pvt Ltd (“Ghodawat”) and awarded Ghodawat approximately €8.3 million (approximately $10.6 million) plus interest of 5.33%, which accrues from the date of award.  We are exploring our options with respect to this award, but intend to defend vigorously against the enforcement of this award.  See Part II, Item 1, “Legal Proceedings” for further information.  As of September 30, 2014, there was approximately $17.1 million of availability under our ATM arrangement.  Sales of common stock under the ATM may be made from time to time, at our discretion, in order to enhance liquidity.  In addition, we are actively seeking to sell our minority investment in Tres Amigas, LLC, a Delaware limited liability company (“Tres Amigas”).  We no longer believe our investment in Blade Dynamics is recoverable and therefore fully impaired our remaining investment in Blade Dynamics Ltd. (“Blade Dynamics”) during the three months ended September 30, 2014. There can be no assurance that we will be able to sell these investments on commercially reasonable terms or at all.

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

Our cash requirements depend on numerous factors, including the timing and amount of the arbitration award liability ultimately paid, successful completion of our product development activities, our ability to commercialize our Resilient Electric Grid (“REG”) and degaussing system solutions, rate of customer and market adoption of our products, collecting receivables according to established terms, and the continued availability of U.S. government funding during the product development phase in our Superconductors business. Significant deviations to our business plan with regard to these factors, which are important drivers to our business, could have a material adverse effect on our operating performance, financial condition, and future business prospects. We expect to pursue the expansion of our operations through internal growth, diversification of our customer base, and potential strategic alliances. See below for a discussion of liquidity and capital resources.

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

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. There were no significant changes in the critical accounting policies during the six months ended September 30, 2014 that were disclosed in our Form 10-K for fiscal 2013, which ended on March 31, 2014.

Results of Operations

Three and six months ended September 30, 2014 compared to the three and six months ended September 30, 2013

Revenues

Total revenues decreased by 48% and 49% to $12.5 million and $24.2 million for the three and six months ended September 30, 2014, respectively, compared to $24.2 million and $47.3 million for the three and six months ended September 30, 2013, respectively. Our revenues are summarized as follows (in thousands):

	Three Months Ended September 30,		Six months ended September 30,
	2014	2013	2014	2013
Revenues:
Wind	$7,462	$14,691	$15,113	$29,392
Grid	4,993	9,490	9,038	17,875
Total	$12,455	$24,181	$24,151	$47,267

Our Wind business unit accounted for 60% and 63% of total revenues for the three and six months ended September 30, 2014, respectively compared to 61% and 62% for the three and six months ended September 30, 2013, respectively. Revenues in the Wind business unit decreased 49% to $7.5 million and $15.1 million in the three and six months ended September 30, 2014, from $14.7 million and $29.4 million in the three and six months ended September 30, 2013, respectively. Wind business unit revenues during the three and six months ended September 30, 2014 decreased primarily due to lower revenues from customers in China.

Our Grid business unit accounted for 40% and 37% of total revenues for the three and six months ended September 30, 2014, respectively, compared to 39% and 38% for the three and six months ended September 30, 2013, respectively. Our Grid business unit revenues decreased 47% and 49% to $5.0 million and $9.0 million in the three and six months ended September 30, 2014, respectively, from $9.5 million and $17.9 million in the three and six months ended September 30, 2013, respectively. Grid business unit revenues decreased in the three and six months ended September 30, 2014 primarily due to lower D-VAR system revenues and lower Superconductors revenue due to lower revenues from customers in Korea.

Project HYDRA is a project with Consolidated Edison, Inc. which is being partially funded by the Department of Homeland Security (“DHS”). DHS is expected to invest up to a total of $29.0 million in the development of a new HTS power grid technology called Resilient Electric Grid systems. This fault current limiting cable system is designed to utilize customized Amperium® HTS wires, and ancillary controls to deliver more power through the grid while also being able to suppress power surges that can disrupt service. DHS has now committed 100% of the total expected funding for this project. Consolidated Edison and Southwire Company are our subcontractors on this project. We recorded $0.4 million and $0.6 million of revenue on this project for the three and six month periods ended September 30, 2014, respectively, compared to $1.0 million and $1.1 million for the three and six months ended September 30, 2013, respectively.

The following table sets forth customers who represented 10% or more of our total revenues for the three and six months ended September 30, 2014 and 2013:

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013
INOX Wind Limited	48%	27%	48%	21%
RES American Construction, Inc	16%	—%	<10%	—%
Beijing JINGCHENG New Energy Co., Ltd	—%	28%	<10%	31%

Cost of Revenues and Gross Margin

Cost of revenues was $13.8 million and $25.9 million for the three and six months ended September 30, 2014, respectively, compared to $22.6 million and $40.6 million for the three and six months ended September 30, 2013, respectively. Gross margin was (10.6%) and (7.1%) for the three and six months ended September 30, 2014, respectively, compared to 6.5% and 14.1% for the three and six months ended September 30, 2013, respectively. The decrease in gross margin for the three and six months ended September 30, 2014 as compared to the same periods in fiscal 2013 was primarily due to lower fixed cost absorption due to lower revenues as well as 100% margin revenue in the prior year.

Operating Expenses

Research and development

A portion of our R&D expenditures related to externally funded development contracts has been classified as cost of revenues (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost-sharing funding. Our R&D expenditures are summarized as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013
R&D expenses per consolidated statements of operations	$3,078	$3,083	$6,198	$6,110
R&D expenditures reclassified as cost of revenues	1,825	3,009	3,900	4,935
R&D expenditures offset by cost-sharing funding	9	117	36	199
Aggregated R&D expenses	$4,912	$6,209	$10,134	$11,244

R&D expenses (exclusive of amounts classified as cost of revenues and amounts offset by cost-sharing funding) were flat in the three months ended September 30, 2014, and increased by 1% to $6.2 million for the six months ended September 30, 2014, from $6.1 million for the six months ended September 30, 2013.   The increase in R&D expenses in the six months ended September 30, 2014, was driven primarily by cost of living adjustments on salaries.  The decreases in R&D expenditures reclassified to cost of revenue was a result of decreased activity under government funded contracts in our Grid business unit compared to the prior year period.  Aggregated R&D expenses, which include amounts classified as cost of revenues, and amounts offset by cost-sharing funding decreased 21% and 10% to $4.9 million and $10.1 million for the three and six months ended September 30, 2014, respectively, from $6.2 million and $11.2 million for the three and six months ended September 30, 2013 respectively.

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

Selling, general, and administrative

SG&A expenses decreased by 7% and 18% to $8.0 million and $16.0 million in the three and six months ended September 30, 2014, respectively, from $8.7 million and $19.5 million in the three and six months ended September 30, 2013, respectively. The decreases in SG&A expenses were due primarily to the realization of savings from cost reduction actions that were implemented in prior periods as well as a reduction in audit and legal costs.

Arbitration award expense

We recorded an arbitration award expense of $10.2 million in the three months ended September 30, 2014 following a decision by the ICC Court on August 29, 2014, finding us liable for damages under a breach of contract proceeding against Ghodawat.

Amortization of acquisition related intangibles

We recorded amortization expense related to our core technology and know-how, trade names and trademark intangible assets of less than $0.1 million and $0.1 million in the three and six months ended September 30, 2014 and $0.1 million and $0.2 million in the three and six months ended September 30, 2013, respectively.

Restructuring and Impairments

We recorded $3.7 million and $4.9 million of restructuring and impairment charges in the three and six months ended September 30, 2014, respectively. We recorded restructuring and impairment charges of $0.8 million in both the three and six months ended September 30, 2013. The amount in the three months ended September 30, 2014 consists primarily of an impairment charge of $3.5 million on our minority investment in Blade Dynamics.  The impairment charge followed an analysis in which we determined that this investment is not recoverable due to a dilutive financing which resulted in the loss of certain of our shareholder rights, as well as certain operational issues in the company.  The amounts in the three months ended September 30, 2013 consist primarily of employee severance and benefit costs.

Operating loss

Our operating loss is summarized as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013
Operating loss:
Wind	$(14,611)	$(2,449)	$(18,091)	$(4,274)
Grid	(6,559)	(5,750)	(12,966)	(10,618)
Unallocated corporate expenses	(5,230)	(2,829)	(8,010)	(4,985)
Total	$(26,400)	$(11,028)	$(39,067)	$(19,877)

Our Wind segment generated operating losses of $14.6 million and $18.1 million in the three and six months ended September 30, 2014, respectively, compared to operating losses of $2.4 million and $4.3 million in the three and six months ended September 30, 2013, respectively. The increases in Wind business unit operating losses were primarily due to the aforementioned arbitration award expense as well as lower revenues as previously discussed.

The operating loss in our Grid segment increased to $6.6 million and $13.0 million in the three and six months ended September 30, 2014, respectively, compared to $5.8 million and $10.6 million in the three and six months ended September 30, 2013, respectively. The increases in the Grid business unit operating losses were primarily due to lower revenue, as previously discussed.

Unallocated corporate expenses primarily include stock-based compensation expense of $1.5 million and $3.1 million, and restructuring and impairment charges of $3.7 million and $4.9 million, for the three and six months ended September 30, 2014, respectively.  Unallocated corporate expenses primarily consist of stock-based compensation expense of $2.2 million and $4.3 million, for the three and six months ended September 30, 2013, respectively, and restructuring and impairment charges of $0.8 million for each of the three and six months ended September 30, 2013, respectively.

Change in fair value of derivatives and warrants

The change in fair value of derivatives and warrants resulted in gains of $0.8 million in both the three and six months ended September 30, 2014, respectively, compared to gains of $0.9 million and $1.4 million for the three and six months ended September 30, 2013, respectively. The changes were primarily driven by a lower stock price, which is a key valuation metric and by the extinguishment of the derivative liability associated with our convertible note in the prior year.

Interest expense, net

Interest expense, net, was $0.5 million and $1.0 million in the three and six months ended September 30, 2014, respectively, compared to $3.5 million and $5.6 million in the three and six months ended September 30, 2013, respectively. The decreases in interest expense, net were due primarily to the extinguishment of the convertible note in March 2014.

Other income (expense), net

Other income, net, was $0.7 million and $0.6 million in the three and six months ended September 30, 2014, respectively, compared to other expense, net, of $0.6 million in both the three and six months ended September 30, 2013.   The increases in other income, net are primarily related to foreign currency gains, particularly in the three months ended September 30, 2014.

Income Taxes

Income tax expense was $0.1 million and $0.2 million in the three and six months ended September 30, 2014, respectively, compared to $0.3 million and $0.4 million in the three and six months ended September 30, 2013, respectively. Income tax expense in both periods was primarily due to income taxes in foreign jurisdictions.

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

We define non-GAAP net loss as net loss before stock-based compensation, arbitration award expense, amortization of acquisition-related intangibles, restructuring and impairment charges, Sinovel litigation, consumption of zero cost-basis inventory, changes in fair value of derivatives and warrants, non-cash interest expense, and the other non-cash or unusual, net of any tax effects related to these items, indicated in the table below. We believe non-GAAP net loss assists management and investors in comparing our performance across reporting periods on a consistent basis by excluding these non-cash or non-recurring charges that we do not believe are indicative of our core operating performance. We also regard non-GAAP net loss as a useful measure of operating performance which more closely aligns net loss with cash used in/provided by continuing operations. In addition, we use non-GAAP net loss as a factor in evaluating management’s performance when determining incentive compensation and to evaluate the effectiveness of our business strategies. A reconciliation of non-GAAP to GAAP net loss is set forth in the table below (in thousands, except per share data):

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013

Net loss	$(25,423)	$(14,623)	$(38,939)	$(25,135)
Stock-based compensation	1,518	2,152	3,099	4,287
Arbitration award expense	10,188	-	10,188	-
Amortization of acquisition-related intangibles	39	82	79	164
Restructuring and impairment charges	3,731	751	4,909	764
Sinovel litigation	-	(5)	-	(7)
Consumption of zero cost-basis inventory	(1,195)	(1,319)	(2,567)	(2,493)
Change in fair value of derivatives and warrants	(795)	(886)	(760)	(1,355)
Non-cash interest expense	154	3,093	343	4,765
Non-GAAP net loss	$(11,783)	$(10,755)	$(23,648)	$(19,010)

Non-GAAP loss per share	$(0.14)	$(0.18)	$(0.30)	$(0.32)
Weighted average shares outstanding - basic and diluted	81,471	61,116	79,590	59,712

We incurred non-GAAP net losses of $11.8 million and $23.6 million or $0.14 and $0.30 per share, for the three and six months ended September 30, 2014, respectively, compared to non-GAAP net losses of $10.8 million and $19.0 million, or $0.18 and $0.32 per share, for the three and six months ended September 30, 2013, respectively. The increases in non-GAAP net loss were driven primarily by the increased operating losses in our business units excluding the arbitration award expense, which is part of the operating loss in our Wind segment for the three and six months ended September 30, 2014.

Liquidity and Capital Resources

At September 30, 2014, we had cash, cash equivalents, and restricted cash of $38.2 million, compared to $49.4 million at March 31, 2014, a decrease of $11.2 million. Our cash and cash equivalents, and restricted cash are summarized as follows (in thousands):

	September 30,	March 31,
	2014	2014
Cash and cash equivalents	$34,679	$43,114
Restricted cash	3,525	6,307
Total cash, cash equivalents, and restricted cash	$38,204	$49,421

For the six months ended September 30, 2014, net cash used in operating activities was $11.4 million compared to $14.8 million for the six months ended September 30, 2013. The decrease in net cash used in operations was due primarily to cash generated from changes in operating asset and liability accounts, during the six months ended September 30, 2014.

For the six months ended September 30, 2014, net cash provided by investing activities was $2.3 million, compared to $3.4 million for the six months ended September 30, 2013. The decrease in net cash provided by investing activities for the six months ended September 30, 2014 was driven primarily by a net change in restricted cash.

For the six months ended September 30, 2014, net cash provided by financing activities was $0.8 million compared to net cash used in financing activities of $2.3 million in the six months ended September 30, 2013. The decrease in net cash used in financing activities was primarily due to net proceeds from the issuance of common stock under the ATM, during the six months ended September 30, 2014, partially offset by higher amounts repaid for debt.  The ATM arrangement was not in place during the same period in the prior year.

At September 30, 2014, we had $3.4 million of restricted cash included in current assets, and $0.1 million of restricted cash included in long-term assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts. These deposits are held in interest bearing accounts.

We have experienced recurring operating losses and as of September 30, 2014, had an accumulated deficit of $895.3 million. In addition, we have experienced recurring negative operating cash flows. At September 30, 2014 we had cash and cash equivalents of $34.7 million.  On August 29, 2014, the ICC Court found us liable for damages in our breach of contract proceeding against Ghodowat and awarded Ghodawat approximately €8.3 million (approximately $10.6 million) plus interest of 5.33%, which accrues from the date of the award.  We are exploring our options with respect to this award, but intend to defend vigorously against the enforcement of this award.  As of September 30, 2014, there was approximately $17.1 million of availability under our ATM arrangement.  Sales of common stock under the ATM may be made from time to time at our discretion, in order to enhance liquidity.  In addition, we are actively seeking to sell our minority investment in Tres Amigas.  We no longer believe our remaining investment in Blade Dynamics is recoverable and have fully impaired our investment in Blade Dynamics during the three months ended September 30, 2014.  There can be no assurance that we will be able to sell these investments on commercially reasonable terms or at all.

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

The Term Loans are secured by substantially all of our existing and future assets, including a mortgage on real property owned by our wholly owned subsidiary, ASC Devens LLC, and located at 64 Jackson Road, Devens, Massachusetts. The Term Loans contain certain covenants that restrict our ability to, among other things, incur or assume certain debt, merge or consolidate, materially change the nature of our business, make certain investments, acquire or dispose of certain assets, make guaranties or grant liens on our assets, make certain loans, advances or investments, declare dividends or make distributions or enter into transactions with affiliates. In addition, the Term Loans contain a covenant which requires us to maintain a minimum unrestricted cash balance (“Minimum Threshold”) in the United States of at least $15.0 million at the inception of the New Term Loan.  The Minimum Threshold will be reduced by $2.5 million for every $5.0 million of net proceeds from the sale of our common stock after November 15, 2013, including those under the ATM, to an amount not lower than $7.5 million or the outstanding combined principal balances of the Term Loans, whichever is lower.  As of September 30, 2014 the Minimum Threshold was $9.8 million.  The events of default under the Term Loans include, but are not limited to, failure to pay amounts due, breaches of covenants, bankruptcy events, cross defaults under other material indebtedness and the occurrence of a material adverse effect and/or change in control. In the case of a continuing event of default, the lender may, among other remedies, declare due all unpaid principal amounts outstanding and any accrued but unpaid interest and foreclose on all collateral granted to the lender as security under the Term Loans.

We believe we are in and expect to remain in compliance with the covenants and restrictions under the Term Loans as of the date of this Quarterly Report on Form 10-Q. If we fail to stay in compliance with our covenants or experience some other event of default, we may be forced to repay the outstanding principal of the Term Loans.

On November 15, 2013, we entered into an ATM arrangement, pursuant to which, we may, at our discretion, sell up to $30.0 million of our common stock through our sales agent, MLV.  Sales of common stock made under the ATM are made on the NASDAQ Global Market under our previously filed and currently effective Registration Statement on Form S-3 (File No. 333-191153) by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the ATM, we may also sell shares of our common stock through MLV, on the NASDAQ Global Market or otherwise, at negotiated prices or at prices related to the prevailing market price. Under the terms of the ATM, MLV may not engage in any proprietary trading or trading as principal for MLV’s own account. MLV uses its commercially reasonable efforts to sell our common stock from time to time, based upon the our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We pay MLV a commission of up to 3% of the gross proceeds from the sale of shares of our common stock under the ATM. We have also agreed to provide MLV with customary indemnification rights. The offering of common stock pursuant to the ATM will terminate upon the earlier of the sale of all of the common stock subject to the ATM or the termination of the ATM by us or MLV. Either party may terminate the ATM at its sole discretion at any time upon written notice to the other party. During the three months ended September 30, 2014, we received net proceeds of $3.7 million, including sales commissions and offering expenses, from sales of approximately 2.1 million shares of our common stock at an average sales price of approximately $1.75 per share under the ATM.  As of September 30, 2014, we have approximately $17.1 million of remaining availability under the ATM.

We expect to require additional capital, either from sales under the ATM or other sources to fund our operations, including the arbitrations award liability, capital expenditures and scheduled cash payments under our debt obligations through September 30, 2015. Our plans include, and our liquidity is highly dependent on, our ability to increase revenues and control our operating costs, our ability to utilize the ATM to raise additional capital or raise capital from other sources, and our ability to maintain compliance with the covenants and restrictions on our debt obligations (or obtain waivers from our lender in the event of non-compliance).

Our cash requirements depend on numerous factors, including the timing and amount of the arbitration award liability ultimately paid, successful completion of our product development activities, our ability to commercialize our REG and degaussing system solutions, rate of customer and market adoption of our products, collecting receivables according to established terms, and the continued availability of U.S. government funding during the product development phase in our Superconductors business. Significant deviations to our business plan with regard to these factors, which are important drivers to our business, could have a material adverse effect on our operating performance, financial condition, and future business prospects. We expect to pursue the expansion of our operations through internal growth, diversification of our customer base, and potential strategic alliances.

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

In August 2014, the FASB issued ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and Financial Liabilities of a Consolidated Collateralized Financing Entity.  The new standard applies to reporting entities that are required to consolidate a collateralized financing entity under the variable interest entities subsection of subtopic 810-10.  This ASU is effective for annual reporting periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016.  We are currently evaluating the impact of adopting ASU 2014-13 to determine the impact, but currently do not believe there will be an impact on our consolidated results of operations, financial condition, or cash flow.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern.  The new standard explicitly requires the assessment at interim and annual periods, and provides management with its own disclosure guidance. This ASU is effective for annual reporting periods and interim periods, within those annual periods ending after December 15, 2016.  We are currently evaluating the impact of adopting ASU 2014-15 to determine the impact, if any, it may have on our current practices.

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

The impact of foreign currency on net loss for the three and six months ended September 30, 2014 were gains of $0.9 million and $1.0 million, respectively.  The impact of foreign currency on net loss for the three and six months ended September 30, 2013 included a loss of $0.4 million and gain of $0.1 million, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Ghodawat Energy Pvt Ltd (“Ghodawat”), a company registered in India carrying on the business of wind power development, lodged a Request for Arbitration with the Secretariat of the ICC International Court of Arbitration (the “ICC Court”) on May 12, 2011 and named AMSC Windtec GmbH (“AMSC Austria”) as the Respondent. Under the Request for Arbitration, Ghodawat alleged that AMSC Austria breached an agreement dated March 19, 2008 pursuant to which AMSC Austria granted a license to Ghodawat to manufacture, use, sell, market, erect, commission and maintain certain wind turbines using its technical information and wind turbine design (the “License Agreement”). Under the Request for Arbitration, Ghodawat’s claims in this arbitration amounted to approximately €18 million ($24 million). AMSC Austria submitted counterclaims under the License Agreement against Ghodawat in the amount of approximately €6 million ($8.0 million).  On August 29, 2014, the ICC Court ruled that AMSC Austria was liable for damages and awarded Ghodowat approximately €8.3 million (approximately $10.6 million), which includes reimbursement of legal costs and associated expenses.  Interest on this amount will accrue at a rate of 5.33% from the date of award.  We had recorded a loss contingency of $0.5 million based on our assessment of probable losses on this claim in a prior period.  As a result of the arbitration award liability, we recorded a charge of $10.2 million during the three months ended September 30, 2014.

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

We also submitted a civil action application to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Yi Zhong Min Chu Zi No. 15524, against Sinovel for software copyright infringement on September 13, 2011. The application alleges Sinovel’s unauthorized use of portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines and the binary code, or upper layer, of our software for the PM3000 power converters in 1.5MW wind turbines. In July 2011, a former employee of our Austrian subsidiary was arrested in Austria on charges of economic espionage and fraudulent manipulation of data. In September 2011, the former employee pled guilty to the charges, and was imprisoned. As a result of our internal investigation and a criminal investigation conducted by Austrian authorities, we believe that this former employee was contracted by Sinovel through an intermediary while employed by us and improperly obtained and transferred to Sinovel portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines. Moreover, we believe the former employee illegally used source code to develop for Sinovel a software modification to circumvent the encryption and remove technical protection measures on the PM3000 power converters in 1.5MW wind turbines in the field. We are seeking a cease and desist order with respect to the unauthorized copying, installation and use of our software, monetary damages of approximately RMB 38 million ($6 million) for our economic losses and reimbursement of all costs and reasonable expenses. The Beijing No. 1 Intermediate People’s Court accepted the case, which was necessary in order for the case to proceed. In November 2011, Sinovel filed a motion to remove this case from the Beijing No. 1 Intermediate People’s Court and to transfer the matter to the Beijing Arbitration Commission. On February 14, 2012, the court denied Sinovel’s motion to remove the case. On February 21, 2012, Sinovel filed an appeal of the Beijing No. 1 Intermediate People’s Court decision to the Beijing Higher People’s Court. On April 25, 2012, the Beijing Higher People’s Court issued a final Civil Ruling which supports the Beijing No.1 Intermediate People’s Court’s civil ruling and rejected Sinovel’s appeal. Sinovel filed an appeal of the Beijing Higher People’s Court’s decision with China’s Supreme People’s Court. A hearing regarding this appeal was held at the Chinese Supreme People’s Court on October 26, 2012. On November 23, 2012, China’s Supreme People’s Court issued a Civil Ruling, holding that (1) it will conduct a re-trial of Sinovel’s appeal, and (2) the lower court’s decision will be stayed pending the re-trial. China’s Supreme People’s Court conducted a re-trial of Sinovel’s appeal on May 29, 2013.  On January 26, 2014, the Supreme People’s Court ruled to uphold the Beijing Higher People’s Court ruling that the dispute shall be heard by the court.  On September 15, 2014, the Beijing No. 1 Intermediate People’s Court held its first substantive hearing in the Beijing case.  At the hearing, the parties presented evidence, reviewed claims, and answered questions from the court.  We are awaiting a decision from the Beijing No. 1 Intermediate People’s Court.

We submitted a civil action application to the Beijing Higher People’s Court against Sinovel and certain of its employees for trade secret infringement on September 13, 2011 under the caption (2011) Gao Min Chu Zi No. 4193. The application alleges the defendants’ unauthorized use of portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines as described above with respect to the Copyright Action. We are seeking monetary damages of RMB 2.9 billion ($453 million) for the trade secret infringement as well as reimbursement of all costs and reasonable expenses. The Beijing Higher People’s Court has accepted the case, which was necessary in order for the case to proceed. On December 22, 2011 the Beijing Higher People’s Court transferred the case to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Gao Min Chu Zi No. 4193. On June 7, 2012, we received an Acceptance Notice from the Beijing No.1 Intermediate People’s Court under the caption (2012) Yi Zhong Min Chu Zi No.6833. In August 2012, Sinovel filed a motion to remove this case from the Beijing No. 1 Intermediate People’s Court and transfer the matter to the Beijing Arbitration Commission.  On February 24, 2014, the Beijing No. 1 Intermediate People’s Court denied Sinovel’s motion to remove and transfer the case.  On March 13, 2014, Sinovel filed an appeal of the Beijing No. 1 Intermediate People’s Court decision to the Beijing Higher People’s Court.  On August 7, 2014, the Beijing Higher People’s Court upheld the Beijing No.1 Intermediate Court’s decision and rejected Sinovel’s appeal regarding the jurisdiction opposition.  We are currently awaiting notice from the Beijing No. 1 Intermediate People’s Court regarding the first hearing date.

On September 16, 2011, we filed a civil copyright infringement complaint in the Hainan Province No. 1 Intermediate People’s Court against Dalian Guotong Electric Co. Ltd. (“Guotong”), a supplier of power converter products to Sinovel, and Huaneng Hainan Power, Inc. (“Huaneng”), a wind farm operator that has purchased Sinovel wind turbines containing Guotong power converter products. The case is captioned (2011) Hainan Yi Zhong Min Chu Zi No. 62. The application alleges that our PM1000 converters in certain Sinovel wind turbines have been replaced by converters produced by Guotong. Because the Guotong converters are being used in wind turbines containing our wind turbine control software, we believe that our copyrighted software is being infringed. We are seeking a cease and desist order with respect to the unauthorized use of our software, monetary damages of RMB 1.2 million ($0.2 million) for our economic losses (with respect to Guotong only) and reimbursement of all costs and reasonable expenses. The court has accepted the case, which was necessary in order for the case to proceed. In addition, upon the request of the defendant Huaneng, Sinovel has been added by the court to this case as a defendant and Huaneng has been released from this case. In December 2011, Sinovel filed a jurisdiction opposition motion requesting dismissal by the Hainan Province No. 1 Intermediate People’s Court, saying the case should be governed by the Beijing Arbitration Commission. On February 3, 2012, we received the Civil Ruling from the court, which granted Sinovel’s motion, and dismissed the entire case. We appealed the court’s ruling to the Hainan Higher Court, which on April 5, 2012 upheld the decision of the Hainan Province No. 1 Intermediate People’s Court. On April 9, 2012, we filed an appeal of the Hainan Higher Court’s decision with China’s Supreme People’s Court. China’s Supreme People’s Court accepted the appeal on May 23, 2012. The case is captioned, (2012) Min Shen Zi No. 630. On December 20, 2012, China’s Supreme People’s Court issued a Civil ruling, holding that (1) it will conduct a re-trial of our appeal and (2) the lower court’s decision will be stayed pending the re-trial. China’s Supreme People’s Court conducted a re-trial of our appeal on May 29, 2013.  On January 26, 2014, the Supreme People’s Court revoked Hainan No. 1 Intermediate People’s Court and Hainan Higher People’s Court rulings and ruled that the case shall be heard by the Hainan No. 1 Intermediate People’s Court.  The Hainan No. 1 Intermediate People’s Court accepted the case under the caption (2014) Hainan Yi Zhong Min San Chu Zi No. 1. On October 21, 2014, the Hainan No. 1 Intermediate People’s Court changed the caption of this case to (2014) Hainan Yi Zhong Zhi Min Chu Zi No. 2, and scheduled the first hearing date to be held on November 18, 2014.

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

AMERICAN SUPERCONDUCTOR CORPORATION
Date:	November 6, 2014	By:	/s/ David A. Henry
David A. Henry
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.1	Form of Indenture.	S-3	333-198851	4.1	9/19/14

+10.1	Supply Contract, effective as of August 15, 2014, by and between Inox Wind Limited and American Superconductor Corporation.					*

10.2	Executive Incentive Plan for fiscal year ending March 31, 2015.					*

10.3	2007 Stock Incentive Plan, as amended.	8-K	000-19672	10.1	8/6/14

10.4	Amended and Restated 2007 Director Stock Plan.	8-K	000-19672	10.2	8/6/14

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet as of September 30, 2014 and March 31, 2014 (ii) Condensed Statements of Operations and Income for the three and six months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended September 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2014 and 2013, and (v) Notes to Condensed Consolidated Financial Statements.