Form 10-Q
period 2014-12-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2015-02-05
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Shares outstanding of the Registrant’s common stock:

Common Stock, par value $0.01 per share	95,722,127
Class	Outstanding as of February 2, 2015

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	March 31,
	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$35,983	$43,114
Accounts receivable, net	10,778	7,556
Inventory	26,536	20,694
Prepaid expenses and other current assets	11,705	9,004
Restricted cash	1,508	2,913
Total current assets	86,510	83,281

Property, plant and equipment, net	58,257	64,574
Intangibles, net	1,565	1,995
Restricted cash	100	3,394
Deferred tax assets	7,724	7,724
Other assets	2,833	7,541

Total assets	$156,989	$168,509

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$24,805	$21,764
Accrued arbitration liability	10,323	-
Note payable, current portion, net of discount of $306 as of December 31, 2014 and $555 as of March 31, 2014	3,694	6,240
Derivative liabilities	3,914	2,601
Deferred revenue	15,385	9,456
Deferred tax liabilities	7,724	7,761
Total current liabilities	65,845	47,822

Note payable, net of discount of $298 as of December 31, 2014 and $287 as of March 31, 2014	4,868	6,380
Deferred revenue	2,906	990
Other liabilities	895	1,058
Total liabilities	74,514	56,250

Commitments and contingencies (Note 13)

Stockholders' equity:
Common stock	961	789
Additional paid-in capital	983,406	966,390
Treasury stock	(771)	(370)
Accumulated other comprehensive income	560	1,839
Accumulated deficit	(901,681)	(856,389)
Total stockholders' equity	82,475	112,259

Total liabilities and stockholders' equity	$156,989	$168,509

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013

Revenues	$21,250	$20,563	$45,401	$67,830

Cost and operating expenses:
Cost of revenues	18,094	15,863	43,953	56,461
Research and development	2,795	2,951	8,993	9,061
Selling, general and administrative	7,550	8,232	23,534	27,741
Arbitration award expense	-	-	10,188	-
Restructuring and impairments	507	108	5,416	872
Amortization of acquisition related intangibles	39	84	118	247
Total cost and operating expenses	28,985	27,238	92,202	94,382

Operating loss	(7,735)	(6,675)	(46,801)	(26,552)

Change in fair value of derivatives and warrants	2,288	535	3,048	1,890
Interest expense, net	(525)	(1,634)	(1,555)	(7,250)
Other (expense) income, net	(209)	(341)	379	(908)

Loss before income tax expense	(6,181)	(8,115)	(44,929)	(32,820)

Income tax expense	172	302	363	733

Net loss	$(6,353)	$(8,417)	$(45,292)	$(33,553)

Net loss per common share
Basic	$(0.07)	$(0.14)	$(0.55)	$(0.55)
Diluted	$(0.07)	$(0.14)	$(0.55)	$(0.55)

Weighted average number of common shares outstanding
Basic	87,645	62,309	82,284	60,578
Diluted	87,645	62,309	82,284	60,578

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013

Net loss	$(6,353)	$(8,417)	$(45,292)	$(33,553)

Other comprehensive loss, net of tax:
Foreign currency translation (losses) gains	(188)	358	(1,279)	1,015
Total other comprehensive (loss) income, net of tax	(188)	358	(1,279)	1,015
Comprehensive loss	$(6,541)	$(8,059)	$(46,571)	$(32,538)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(45,292)	$(33,553)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	7,298	8,052
Stock-based compensation expense	4,620	7,328
Impairment of long-lived and intangible assets	3,464	-
Provision for excess and obsolete inventory	1,401	287
Loss on minority interest investments	644	789
Change in fair value of derivatives and warrants	(3,048)	(1,890)
Non-cash interest expense	490	5,902
Other non-cash items	(838)	1,181
Changes in operating asset and liability accounts:
Accounts receivable	(3,434)	10,414
Inventory	(7,598)	8,682
Prepaid expenses and other current assets	(3,072)	3,462
Accounts payable and accrued expenses	5,694	(8,445)
Accrued arbitration liability	10,328	-
Deferred revenue	8,409	(20,575)
Net cash used in operating activities	(20,934)	(18,366)

Cash flows from investing activities:
Purchase of property, plant and equipment	(681)	(223)
Proceeds from the sale of property, plant and equipment	20	60
Change in restricted cash	4,700	4,670
Change in other assets	316	(109)
Net cash provided by investing activities	4,355	4,398

Cash flows from financing activities:
Employee taxes paid related to net settlement of equity awards	(400)	(57)
Proceeds from the issuance of debt, net of expenses	1,429	9,838
Repayment of debt	(6,295)	(3,462)
Proceeds from ATM sales, net	5,839	3,332
Proceeds from stock offering	9,114	-
Proceeds from exercise of employee stock options and ESPP	60	99
Net cash provided by financing activities	9,747	9,750

Effect of exchange rate changes on cash and cash equivalents	(299)	369

Net decrease in cash and cash equivalents	(7,131)	(3,849)
Cash and cash equivalents at beginning of year	43,114	39,243
Cash and cash equivalents at end of year	$35,983	$35,394

Supplemental schedule of cash flow information:
Cash paid for income taxes, net of refunds	$362	$-
Issuance of common stock to settle liabilities	1,623	7,931
Cash paid for interest	937	599

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

These unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with United States generally accepted accounting principles (“GAAP”) and the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. The going concern basis of presentation assumes that the Company will continue operations and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those instructions. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended December 31, 2014 and 2013 and the financial position at December 31, 2014.

Liquidity

The Company has experienced recurring operating losses and as of December 31, 2014, the Company had an accumulated deficit of $901.7 million. In addition, the Company has experienced recurring negative operating cash flows.  At December 31, 2014, the Company had cash and cash equivalents of $36.0 million. Cash used in operations for the nine months ended December 31, 2014 was $20.9 million.

On August 29, 2014, the Arbitration Tribunal for the ICC International Court of Arbitration (the “ICC Court”) found the Company’s wholly-owned Austrian subsidiary, AMSC Austria GmbH (“AMSC Austria”) liable for damages in its breach of contract proceeding against Ghodawat Energy Pvt Ltd (“Ghodawat”) and awarded Ghodawat approximately €8.3 million (approximately $10.1 million) plus interest of 5.33%, which accrues from the date of award.  On February 4, 2015, AMSC Austria entered into a Settlement Agreement with Ghodawat, which provided for, among other things, (i) a payment by AMSC Austria to Ghodawat of €7.45 million (approximately $8.5 million), and (ii) upon payment by AMSC Austria to Ghodawat, the full settlement of any and all disputes and claims between the parties (including their respective parent and affiliated companies), in particular related to or arising out of the award.  As of the date of this filing, the Company has not paid this award, but expects to pay the settlement amount during the fourth quarter of fiscal 2014.  See Note 13, “Commitments and Contingencies” for further information.

From April 1, 2011 through the date of this filing, the Company has reduced its global workforce substantially.  The Company is currently in the process of consolidating certain business operations to reduce facility costs.  As of December 31, 2014, the Company had a global workforce of approximately 303 persons.  The Company plans to closely monitor its expenses and if required, expects to further reduce operating costs and capital spending to enhance liquidity.

On June 5, 2012, the Company entered into a Loan and Security Agreement (the “Term Loan”) with Hercules Technology Growth Capital, Inc (“Hercules”), under which the Company borrowed $10.0 million.  As of December 31, 2014, this loan was repaid in full.  On November 15, 2013, the Company entered into an amendment of the Term Loan (the “New Term Loan B”, under which the Company borrowed an additional $10.0 million.  On December 19, 2014, the Company entered into a second amendment of the Term Loan, (the “New Term Loan C”) and together with the Term Loan and the New Term Loan B, the “Term Loans”), under which the Company borrowed an additional $1.5 million.  As of December 31, 2014, the outstanding principal balance of the Term Loans is approximately $9.2 million.  The Term Loans contain certain covenants and restrictions including, among others, a requirement to maintain a minimum unrestricted cash balance in the U.S. equal to the lesser of a minimum threshold or the remaining principal balance of the Term Loans.  (See Note 10, “Debt”, for further information regarding these debt arrangements, including the covenants, restrictions and events of default under the agreements.) The Company believes that it is in compliance with the covenants and restrictions included in the agreements governing these debt arrangements as of December 31, 2014.

On November 15, 2013, the Company entered into an At Market Sales Arrangement (“ATM”) under which the Company could, at its discretion, sell up to $30.0 million of shares of its common stock (before expenses) through its sales agent, MLV & Co. LLC (“MLV”).  During the three months ended December 31, 2014, the Company received net proceeds of $1.0 million, including sales and commissions and offering expenses, from sales of approximately 0.8 million shares of its common stock at an average sales price of approximately $1.22 per share under the ATM. (See Note 12, “Stockholders’ Equity”, for further information regarding the ATM.)   On November 5, 2014, the Company terminated the ATM arrangement in connection with an equity offering (see further discussion below).

On November 13, 2014, the Company completed an offering of approximately 9.1 million units of its common stock to a single investor at a price of $1.10 per share.  Each unit consisted of one share of the Company’s common stock and 0.9 of a warrant to purchase one share of common stock, or a warrant to purchase in the aggregate 8.2 million shares.  After deducting fees and expenses, the net proceeds from this offering were approximately $9.1 million.  (See Note 12, “Stockholders Equity” for further discussion regarding this offering.)

As a result of the financings completed during the three months ended December 31, 2014, the Company believes it has sufficient liquidity to fund its operations, including the Ghodawat arbitration award liability, capital expenditures and scheduled cash payments under its debt obligations through December 31, 2015. The Company’s liquidity is highly dependent on, its ability to increase revenues, its ability to control its operating costs, its ability to maintain compliance with the covenants and restrictions on its debt obligations (or obtain waivers from its lender in the event of non-compliance), and its ability to raise additional capital, if necessary. There can be no assurance that the Company will be able to continue to raise additional capital from other sources or execute on any other means of improving liquidity described above.

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

2. Stock-Based Compensation

The Company accounts for its stock-based compensation at fair value. The following table summarizes stock-based compensation expense by financial statement line item for the three and nine months ended December 31, 2014 and 2013 (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013
Cost of revenues	$186	$330	$533	$758
Research and development	419	913	1,418	2,073
Selling, general and administrative	916	1,797	2,669	4,497
Total	$1,521	$3,040	$4,620	$7,328

During the nine months ended December 31, 2014, the Company granted 1,000,000 stock options, and approximately 3,243,000 restricted stock awards. During the nine months ended December 31, 2013, the Company granted approximately 831,000 stock options, 1,307,000 time-based restricted stock awards, 362,000 performance-based restricted stock awards, and issued 212,000 shares of common stock in-lieu of cash bonuses and severance payments issued. The stock options vest generally over 3-5 years, and the time-based restricted stock awards vest generally over three years. For options and awards that vest upon the passage of time, expense is being recorded over the vesting period.  Performance-based restricted stock awards are expensed over the requisite service period based on probability of achievement.

The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. The total unrecognized compensation cost for unvested outstanding stock options was $1.5 million at December 31, 2014. This expense will be recognized over a weighted average expense period of approximately 3.0 years. The total unrecognized compensation cost for unvested outstanding restricted stock was $3.7 million at December 31, 2014. This expense will be recognized over a weighted-average expense period of approximately 1.4 years.

The weighted-average assumptions used in the Black-Scholes valuation model for stock options granted during the three and nine months ended December 31, 2014 and 2013 are as follows:

	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013
Expected volatility	N/A	N/A	85.5%	75.1%
Risk-free interest rate	N/A	N/A	1.9%	1.7%
Expected life (years)	N/A	N/A	5.8	5.9
Dividend yield	N/A	N/A	None	None

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

3. Computation of Net Loss per Common Share

Basic net loss per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Where applicable, diluted EPS is computed by dividing the net loss by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. For each of the three and nine months ended December 31, 2014, 15.7 million shares were not included in the calculation of diluted EPS as they were considered anti-dilutive, of which 3.8 million relate to unexercised stock options, and 11.9 million relate to outstanding warrants. For each of the three and nine months ended December 31, 2013, 10.1 million shares were not included in the calculation of diluted EPS as they were considered anti-dilutive, of which 3.2 million relate to unvested stock options, 3.5 million relate to outstanding warrants and 3.4 million shares relate to the number of shares underlying the Company’s unsecured, senior convertible note (the “Exchanged Note”).

The following table reconciles the numerators and denominators of the earnings per share calculation for the three and nine months ended December 31, 2014 and 2013 (in thousands, except per share data):

	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013

Numerator:
Net loss	$(6,353)	$(8,417)	$(45,292)	$(33,553)
Denominator:
Weighted-average shares of common stock outstanding	91,054	64,442	83,263	62,256
Weighted-average shares subject to repurchase	(3,409)	(2,133)	(979)	(1,678)
Shares used in per-share calculation ― basic	87,645	62,309	82,284	60,578
Shares used in per-share calculation ― diluted	87,645	62,309	82,284	60,578
Net loss per share ― basic	$(0.07)	$(0.14)	$(0.55)	$(0.55)
Net loss per share ― diluted	$(0.07)	$(0.14)	$(0.55)	$(0.55)

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

The Company provides a gross presentation of activity within Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements.  A change in the hierarchy of an investment from its current level is reflected in the period during which the pricing methodology of such investment changes.  Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 is made in the event that the related security is significant to total cash and investments.  The Company did not have any transfers of assets and liabilities between Level 1 and Level 3 of the fair value measurement hierarchy during the three or nine months ended December 31, 2014.

A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value, measured as of December 31, 2014 and March 31, 2014 (in thousands):

	Total	Quoted Prices in	Significant Other	Significant
	Carrying	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2014:
Assets:
Cash equivalents	$22,516	$22,516	$-	$-
Derivative liabilities:
Warrants	$3,914	$-	$-	$3,914

	Total	Quoted Prices in	Significant Other	Significant
	Carrying	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2014:
Assets:
Cash equivalents	$17,675	$17,675	$-	$-
Derivative liabilities:
Warrants	$2,601	$-	$-	$2,601

The table below reflects the activity for the Company’s major classes of liabilities measured at fair value (in thousands):

		Warrants
April 1, 2014		$2,601
Warrant issuance with Equity Raise		4,255
Warrant issuance with Senior Secured Term Loan		106
Mark to market adjustment		(3,048)
Balance at December 31, 2014		$3,914

	Derivative
	Liability	Warrants
April 1, 2013	$529	$3,633
Warrant issuance with Senior Secured Term Loan	-	315
Mark to market adjustment	(525)	(1,347)
Extinguishment of derivative liability	(4)	-
Balance at March 31, 2014	$-	$2,601

The following table provides the assets and liabilities measured at fair value on a non-recurring basis, as of December 31, 2014 and March 31, 2014 (in thousands).  During the three months ended September 30, 2014 the following asset was determined to be no longer recoverable and was fully impaired.  See note 14, “Minority Investments” for further details:

	Total	Quoted Prices in	Significant Other	Significant
	Carrying	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2014:
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

Warrants

Warrants were issued in conjunction with the Purchase Agreement with CVI, the equity offering to a single investor in November 2014, and the Term Loans. (See Note 10, “Debt,” and Note 11 “Warrants and Derivative Liabilities,” for additional information.) These warrants are subject to revaluation at each balance sheet date, and any change in fair value will be recorded as a change in fair value in derivatives and warrants until the earlier of their exercise or expiration.

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

During the three months ended September 30, 2014, the Company determined that as a result of a dilutive financing which resulted in the Company losing certain of its shareholder rights, as well as certain operational issues and adverse changes to the potential sale scenarios previously considered, its investment in Blade Dynamics was no longer recoverable and therefore recorded a charge of $3.5 million to fully impair the investment.

5. Accounts Receivable

Accounts receivable at December 31, 2014 and March 31, 2014 consisted of the following (in thousands):

	December 31,	March 31,
	2014	2014
Accounts receivable (billed)	$10,401	$6,113
Accounts receivable (unbilled)	393	1,459
Less: Allowance for doubtful accounts	(16)	(16)
Accounts receivable, net	$10,778	$7,556

6. Inventory

Inventory at December 31, 2014 and March 31, 2014 consisted of the following (in thousands):

	December 31,	March 31,
	2014	2014
Raw materials	$8,107	$3,304
Work-in-process	6,344	4,047
Finished goods	9,450	10,275
Deferred program costs	2,635	3,068
Net inventory	$26,536	$20,694

The Company recorded inventory write-downs of $0.1 million and less than $0.1 million for the three months ended December 31, 2014 and 2013, respectively.  The Company recorded inventory write-downs of $1.4 million and $0.3 million for the nine months ended December 31, 2014 and 2013, respectively.  These write downs were based on evaluating its inventory on hand for excess quantities and obsolescence.

Deferred program costs as of December 31, 2014 and March 31, 2014 primarily represent costs incurred on programs accounted for under contract accounting where the Company needs to complete development milestones before revenue and costs will be recognized.

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2014 and March 31, 2014 consisted of the following (in thousands):

	December 31,	March 31,
	2014	2014
Accounts payable	$7,735	$1,749
Accrued inventories in-transit	1,811	212
Accrued miscellaneous expenses	3,711	6,076
Accrued outside services	2,914	3,716
Accrued subcontractor program costs	60	290
Accrued compensation	4,230	5,939
Income taxes payable	229	173
Accrued adverse purchase commitments	-	402
Accrued warranty	4,115	3,207
Total	$24,805	$21,764

The Company generally provides a one to three year warranty on its products, commencing upon installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.

Product warranty activity was as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013
Balance at beginning of period	$3,367	$3,069	$3,207	$2,709
Change in accruals for warranties during the period	1,309	273	2,212	767
Settlements during the period	(561)	(15)	(1,304)	(149)
Balance at end of period	$4,115	$3,327	$4,115	$3,327

8. Income Taxes

For the three and nine months ended December 31, 2014, the Company recorded income tax expense of $0.2 million and $0.4 million, respectively.  For the three and nine months ended December 31, 2013, the Company recorded income tax expense of $0.3 million and $0.7 million, respectively.  Income tax expense was primarily due to income taxes in the Company’s foreign jurisdictions.

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

During the years ended March 31, 2014 and March 31, 2013, the Company undertook restructuring activities, approved by the Board of Directors, in order to reorganize its global operations, streamline various functions of the business, and reduce its global workforce to better reflect the demand for its products.  During the year ended March 31, 2014, the Company undertook a plan to consolidate its Grid manufacturing activities in its Devens, Massachusetts facility and close its facility in Middleton, Wisconsin.  In addition, the Company is establishing a new Wind manufacturing facility in Romania and as a result reduced the headcount in its operation in China to a level necessary to support demand from its Chinese customers.  The Company also undertook a workforce reduction in July 2013, reducing its workforce by approximately 7%, impacting primarily selling, engineering and general and administrative functions.  The Company recorded restructuring charges for severance and other costs of approximately $0.5 million and $1.9 million during the three and nine months ended December 31, 2014, respectively.  The restructuring charge in the three months ended December 31, 2014 primarily represents severance, relocation and lease termination costs associated with closure of the Company’s Middleton, WI facility.  During the three and nine months ended December 31, 2013, the Company incurred restructuring costs of approximately $0.1 and $0.9 million, respectively. From April 1, 2011 through December 31, 2014, the Company’s various restructuring activities resulted in a substantial reduction of its global workforce. Remaining unpaid amounts under these restructuring activities are expected to be paid by August 31, 2015.

The following table presents restructuring charges and cash payments (in thousands):

	Severance pay	Facility Exit and
Nine months ended December 31, 2014:	and benefits	Relocation costs	Total
Accrued restructuring balance at April 1, 2014	$844	$-	$844
Charges to operations	674	1,278	1,952
Cash payments	(987)	(1,028)	(2,015)
Accrued restructuring balance at December 31, 2014	$531	$250	$781

Nine months ended December 31, 2013:
Accrued restructuring at April 1, 2013	$145	$54	$199
Charges to operations	849	23	872
Cash payments	(821)	(37)	(858)
Other Adjustments	(173)	(40)	(213)
Accrued restructuring balance at December 31, 2013	$-	$-	$-

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

On October 9, 2013, the Company entered into a Second Amendment and Warrant Exchange Agreement (the “CVI Second Amendment”) with CVI. The CVI Second Amendment further amended the Purchase Agreement, as amended by the Amendment (collectively, the “Amended Purchase Agreement”), that the Company previously entered into with CVI.

Pursuant to the CVI Second Amendment, the Company and/or CVI waived certain provisions of the Amended Purchase Agreement and amended certain provisions of the Exchanged Note and exchanged the warrant (the “Original Warrant”) for a new warrant (the Exchanged Warrant”) with a reduced exercise price of $2.61 per share of common stock.

The Company assessed the changes to the Exchanged Note included in the CVI Second Amendment and accounted for it as a modification of the Exchanged Note. Therefore, the Company determined the incremental value of the derivative instruments, as a result of the CVI Second Amendment, specifically the Exchanged Warrant. (See Note 11 “Warrants and Derivative Liabilities” for discussion of the valuation of the Exchanged Warrant.)

During the three and nine months ended December 31, 2013, the Company recorded non-cash interest expense for amortization of the debt discount related to the convertible notes of $0.9 million and $3.6 million, respectively.

Provided certain equity conditions were met, the Company could elect to repay principal and interest in shares of the Company’s common stock. If the Company elected to make a payment in shares of the Company’s common stock, the number of shares issued was determined by dividing the amount of such payment by 85% of the lessor of the average volume-weighted average price (“VWAP”) of the 10 consecutive days immediately preceding the payment date or the VWAP price on the day preceding the payment date (the “Market Price”). The Company recorded the difference between the closing price of its common stock on the day preceding the payment date and the Market Price as a discount on the fair value of its shares. During both the three and nine months ended December 31, 2013, the Company recorded $1.8 million of non-cash interest expense related to installment payments made by issuing the Company’s common stock at a discount.

On March 2, 2014, the Company entered into an Exchange Agreement with CVI, pursuant to which the Company exchanged the Exchanged Note for approximately 6.6 million shares of common stock and extinguished the debt.  As a result of this transaction, the Company recorded a loss on the extinguishment of debt of $5.2 million during the three months ended March 31, 2014.

Senior Secured Term Loans

On June 5, 2012, the Company entered into the Term Loan with Hercules, under which the Company borrowed $10.0 million. After the closing fees and expenses, the net proceeds to the Company were $9.7 million. The Term Loan bears an interest rate equal to 11% plus the percentage, if any, by which the prime rate as reported by The Wall Street Journal exceeds 3.75%. The Company made interest-only payments from July 1, 2012 through October 31, 2012, after which the Company began repaying the Term Loan in equal monthly installments ending on December 1, 2014.  As of December 31, 2014, this loan has been repaid in full. In addition, Hercules received a warrant (the “First Warrant”) to purchase 139,276 shares of common stock, exercisable at an initial strike price of $3.59 per share, subject to adjustment, until December 5, 2017. Due to certain adjustment provisions within the warrant, it qualified for liability accounting and the fair value of $0.4 million was recorded upon issuance, which the Company recorded as a debt discount and a warrant liability.  The Company paid an end of term fee of $0.5 million upon the maturity of the loan on December 1, 2014. Initially, the Company had accrued the end of term fee and recorded a corresponding amount into the debt discount. In addition, the Company incurred $0.3 million of legal and origination costs in the year ended March 31, 2013, which have been recorded as a debt discount. The total debt discount including the First Warrant, end of term fee and legal and origination costs of $1.2 million was amortized into interest expense over the term of the Term Loan using the effective interest method. Under this method, interest expense was recognized each period until the debt instrument reached maturity. During the three and nine months ended December 31, 2014, the Company recorded non-cash interest expense for amortization of the debt discount related to the Term Loan of less than $0.1 million and $0.1 million, respectively.  During the three and nine months ended December 31, 2013, the Company recorded non-cash interest expense for amortization of the debt discount related to the Term Loan of $0.1 million and $0.4 million, respectively.

On November 15, 2013, the Company amended the Term Loan with Hercules and entered into the New Term Loan B, borrowing an additional $10.0 million. After closing fees and expenses, the net proceeds to the Company for the New Term Loan B were $9.8 million.  The New Term Loan B bears the same interest rate as the Term Loan.  The Company made interest-only payments from December 1, 2013 to May 31, 2014.  If the Company achieved certain revenue targets for the six-month period ending March 31, 2014, interest only payments would continue through August 31, 2014.  The Company did not meet these revenue targets.  As a result, the Company is repaying the New Term Loan B in equal monthly installments ending on November 1, 2016.  The principal balance of the New Term Loan B is approximately $7.7 million as of December 31, 2014.  Hercules received a warrant (the “Second Warrant”) to purchase 256,410 shares of common stock, exercisable at an initial strike price of $1.95 per share, subject to adjustment, until May 15, 2019.  In addition, the exercise price of the First Warrant was reduced to $1.95 per share.  (See Note 11, “Warrants and Derivative Liabilities,” for a discussion on both warrants and the valuation assumptions used.) The Company will pay an end of term fee of $0.5 million upon the earlier of maturity or prepayment of the New Term Loan B. The Company has accrued the end of term fee and recorded a corresponding amount into the debt discount.  The New Term Loan B includes a mandatory prepayment feature which allows Hercules the right to use any of the Company’s net proceeds from specified asset dispositions greater than $1.0 million in a calendar year to pay off any outstanding accrued interest and principal balance on the New Term Loan B.  The Company determined the fair value to be de-minimis for this feature. In addition, the Company incurred $0.2 million of legal and origination costs in the three months ended December 31, 2013, which have been recorded as a debt discount. The total debt discount including the Second Warrant, end of term fee and legal and origination costs of $1.0 million is being amortized into interest expense over the term of the New Term Loan B using the effective interest method. During the three and nine months ended December 31, 2014, the Company recorded non-cash interest expense for amortization of the debt discount related to the New Term Loan B of $0.1 million and $0.4 million, respectively.  During each of the three and nine months ended December 31, 2013, the Company recorded non-cash interest expense for amortization of the debt discount related to the New Term Loan of $0.1 million.

On December 19, 2014, the Company entered into an amendment with Hercules (the “Hercules Second Amendment”) and entered into the New Term Loan C, borrowing an additional $1.5 million.  After closing fees and expenses, the net proceeds to the Company for the New Term Loan C were $1.4 million.  The New Term Loan C also bears the same interest rate as the other Term Loans.  The Company will make interest only payments until maturity on March 1, 2017, when the loan is scheduled to be repaid in its entirety.  If the Company raises an additional $10 million in new capital by December 31, 2015, the maturity date of the loan will be extended to June 1, 2017.  In conjunction with the Hercules Second Amendment, the First and Second Warrants were cancelled and replaced with the issuance of a new warrant (the “Warrant”) to purchase 588,235 shares of common stock at an exercise price of $1.10 per share, subject to adjustment.  The Warrant expires on June 30, 2020.  (See Note 11, “Warrants and Derivative Liabilities”, for a discussion on the Warrant and the valuation assumptions used.)  The Company will pay an end of term fee of approximately $0.1 million upon earlier of maturity or prepayment of the New Term Loan C.  The Company has accrued the end of term fee and recorded a corresponding amount in the debt discount.  The New Term Loan C includes the same mandatory prepayment feature as the New Term Loan B.   The Company determined the fair value to be de-minimus for this feature.  In addition, the Company incurred approximately $0.1 million of legal and origination costs in the three months ended December 31, 2014, which have been recorded as a debt discount.  The total debt discount, including the Warrant, end of term fee and legal and origination costs of $0.2 million is being amortized into interest expense over the term of the New Term Loan C using the effective interest method.  Interest recorded during the three and nine months ended December 31, 2014 was immaterial.  If the maturity of any of the Term Loans is accelerated because of prepayment, then the amortization will be accelerated.

The Term Loans are secured by substantially all of the Company’s existing and future assets, including a mortgage on real property owned by the Company’s wholly-owned subsidiary, ASC Devens LLC, and located at 64 Jackson Road, Devens, Massachusetts.  The Term Loans contain certain covenants that restrict the Company’s ability to, among other things, incur or assume certain debt, merge or consolidate, materially change the nature of the Company’s business, make certain investments, acquire or dispose of certain assets, make guaranties or grant liens on its assets, make certain loans, advances or investments, declare dividends or make distributions or enter into transactions with affiliates. In addition, there is a covenant that requires the Company to maintain a minimum unrestricted cash balance (the “Minimum Threshold”) in the United States.  As part of the Hercules Second Amendment, this Minimum Threshold was amended to be the lower of $5.0 million or the aggregate outstanding principal balance of the Term Loans. As of December 31, 2014, the Minimum Threshold was $5.0 million.  If the Company raises $10.0 million in new capital by June 30, 2015, the Minimum Threshold will be reduced to the lesser of $2.0 million or the aggregate outstanding principal balance of the Term Loans.  The events of default under the Term Loans include, but are not limited to, failure to pay amounts due, breaches of covenants, bankruptcy events, cross defaults under other material indebtedness and the occurrence of a material adverse effect and/or change in control. In the case of a continuing event of default, Hercules may, among other remedies, declare due all unpaid principal amounts outstanding and any accrued but unpaid interest and foreclose on all collateral granted to Hercules as security under the Term Loans.

Although the Company believes that it is in and expects to remain in compliance with the covenants and restrictions under the Term Loans as of December 31, 2014, there can be no assurance that the Company will continue to be in compliance.

Interest expense on the Term Loans for the three and nine months ended December 31, 2014, was $0.4 million and $1.4 million, respectively, which included $0.1 million and $0.5 million, respectively, of non-cash interest expense related to the amortization of the debt discount on the Term Loans.  Interest expense on the Exchanged Note and Term Loans for the three and nine months ended December 31, 2013, was $1.6 million and $7.2 million, respectively, which included $1.1 million and $5.9 million, respectively, of non-cash interest expense related to the amortization of the debt discount on the Exchanged Note and Term Loans and payment of the Exchanged Note in Company common stock at a discount.

11. Warrants and Derivative Liabilities

Senior Convertible Note Warrant

On April 4, 2012, the Company entered into the Purchase Agreement with CVI. The Purchase Agreement included the Original Warrant to purchase 3,094,060 shares of the Company’s common stock. The warrant is exercisable at any time on or after the date that is six months after the issuance of the warrant and entitles CVI to purchase shares of the Company’s common stock for a period of five years from the initial date the warrant becomes exercisable at a price equal to $5.45 per share, subject to certain price-based and other anti-dilution adjustments. On October 9, 2013, the Company amended the Purchase Agreement with CVI (the “Amendment”). Pursuant to the Amendment, the Company exchanged the Original Warrant for the Exchanged Warrant, with a reduced exercise price of $2.61 per share of common stock. Other than the reduced exercise price, the Exchanged Warrant has the same terms and conditions as the Original Warrant.  As a result of the sales of common stock under the ATM (See Note 12, “Stockholders’ Equity”, for further discussion of the ATM) and the 9.1 million shares sold to a single investor during the three months ended December 31, 2014, the exercise price of the Exchanged Warrant was reduced to $2.21 per share.  The Exchanged Warrant may not be exercised if, after giving effect to the conversion, CVI together with its affiliates would beneficially own in excess of 4.99% of the Company’s common stock. This percentage may be raised to any other percentage not in excess of 9.99% at the option of CVI, upon at least 61-days prior notice to the Company, or lowered to any other percentage, at the option of CVI, at any time.

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

The Company accounts for the Exchanged Warrant as a liability due to certain adjustment provisions within the warrant, which requires that it be recorded at fair value. The Exchanged Warrant is subject to revaluation at each balance sheet date and any change in fair value will be recorded as a change in fair value of derivatives and warrants until the earlier of its expiration or its exercise at which time the warrant liability will be reclassified to equity.

Following is a summary of the key assumptions used to calculate the fair value of the warrant:

	December 31,	September 30,	June 30,
Fiscal Year 14	2014	2014	2014

Risk-free interest rate	1.00%	1.07%	0.98%
Expected annual dividend yield	—%	—%	—%
Expected volatility	72.38%	76.20%	83.50%
Term (years)	2.76	3.01	3.26
Fair value	$0.5 million	$1.5 million	$2.3 million
			Post-modification	Pre-modification
	March 31,	December 31,	October 9,	October 9,	September 30,	June 30,	March 31,
Fiscal Year 13	2014	2013	2013	2013	2013	2013	2013

Risk-free interest rate	1.11%	1.17%	1.05%	1.05%	1.02%	1.13%	0.67%
Expected annual dividend yield	—%	—%	—%	—%	—%	—%	—%
Expected volatility	80.99%	75.60%	71.45%	71.45%	71.98%	71.90%	71.74%
Term (years)	3.51	3.76	3.99	3.99	4.01	4.27	4.51
Fair value	$ 2.2 million	$ 2.2 million	$ 3.2 million	$ 2.2 million	$ 2.5 million	$ 3.0 million	$ 3.4 million

The Company recorded net gains, resulting from the decrease in the fair value of the Exchanged Warrant, of $1.0 million and $0.3 million to change in fair value of derivatives and warrants in the three months ended December 31, 2014, and 2013, respectively.  The Company recorded net gains, resulting from the decrease in the fair value of the Exchanged Warrant, of $1.7 million and $1.2 million to change in fair value of derivatives and warrants in the nine months ended December 31, 2014, and 2013, respectively.

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

The Company recorded net gains, resulting from the decrease in the fair value of the derivative, of $0.2 million and $0.5 million to change in fair value of derivatives and warrants in the three and nine months ended December 31, 2013, respectively.

Senior Secured Term Loan – First Warrant

On June 5, 2012, the Company entered into the Loan and Security Agreement with Hercules. (See Note 10, “Debt,” for additional information regarding the Loan and Security Agreement.) In conjunction with this agreement, the Company issued the First Warrant to purchase 139,276 shares of the Company’s common stock. The First Warrant was exercisable at any time after its issuance and had an expiration date of December 5, 2017, at a price equal to $3.59 per share subject to certain price-based and other anti-dilution adjustments.  The exercise price was reduced to $1.95 per share in conjunction with entering into the New Term Loan.  An anti-dilution adjustment from the sale of 9.1 million shares to a single investor resulted in a reduction of the exercise price to $1.70 per share on November 13, 2014.  The Hercules Second Amendment resulted in the cancellation of the First Warrant on December 19, 2014.

The Company had accounted for the First Warrant as a liability due to certain provisions within the warrant, which required that it be recorded at fair value. The First Warrant was subject to revaluation at each balance sheet date and any change in fair value was recorded as a change in fair value of derivatives and warrants until the warrant was cancelled on December 19, 2014.

Following is a summary of the key assumptions used to calculate the fair value of the First Warrant:

		Pre-Exchange
	December 31,	December 19,	September 30,	June 30,
Fiscal Year 14	2014	2014	2014	2014

Risk-free interest rate	—%	1.10%	1.13%	1.04%
Expected annual dividend yield	—%	—%	—%	—%
Expected volatility	—%	67.01%	78.30%	82.75%
Term (years)	—	2.96	3.18	3.43
Fair value	—	$ 0.1 million	$ 0.1 million	$ 0.1 million

			Post-modification	Pre-modification
	March 31,	December 31,	November 15,	November 15,	September 30,	June 30,	March 31,
Fiscal Year 13	2014	2013	2013	2013	2013	2013	2013

Risk-free interest rate	1.18%	1.24%	1.00%	1.00%	1.09%	1.20%	0.70%
Expected annual dividend yield	—%	—%	—%	—%	—%	—%	—%
Expected volatility	80.73%	74.79%	72.64%	72.64%	72.10%	72.30%	72.01%
Term (years)	3.68	3.93	4.05	4.05	4.18	4.43	4.68
Fair value	$ 0.1 million	$ 0.1 million	$ 0.1 million	$ 0.1 million	$ 0.2 million	$ 0.2 million	$ 0.2 million

The Company recorded a net gain, resulting from the decrease in fair value of the First Warrant, of $0.1 million to change in fair value of derivatives and warrants during each of the three and nine month periods ended December 31, 2014 and 2013.

Senior Secured Term Loan – Second Warrant

On November 15, 2013, the Company amended the Loan and Security Agreement with Hercules and entered into the New Term Loan B. (See Note 10, “Debt,” for additional information regarding the New Term Loan B.) In conjunction with this agreement, the Company issued the Second Warrant to purchase 256,410 shares of the Company’s common stock. The Second Warrant was exercisable at any time after its issuance at a price equal to $1.95 per share subject to certain price-based and other anti-dilution adjustments and had an expiration date of May 15, 2019.  An anti-dilution adjustment due to the sale of 9.1 million shares to a single investor resulted in a reduction of the exercise price to $1.70 per share, on November 13, 2014.  The Hercules Second Amendment resulted in the cancellation of the Second Warrant on December 19, 2014.

The Company had accounted for the Second Warrant as a liability due to certain provisions within the warrant, which required that it be recorded at fair value. The Second Warrant was subject to revaluation at each balance sheet date and any change in fair value was recorded as a change in fair value of derivatives and warrants until the warrant was cancelled on December 19, 2014.

Following is a summary of the key assumptions used to calculate the fair value of the Second Warrant:

		Pre-Exchange
	December 31,	December 19,	September 30,	June 30,
Fiscal Year 14	2014	2014	2014	2014

Risk-free interest rate	—%	1.65%	1.65%	1.57%
Expected annual dividend yield	—%	—%	—%	—%
Expected volatility	—%	71.82%	78.10%	80.00%
Term (years)	—	4.41	4.62	4.87
Fair value	—	$0.1 million	$ 0.2 million	$ 0.3 million

			New Issuance
	March 31,	December 31,	November 15,
Fiscal Year 13	2014	2013	2013

Risk-free interest rate	1.76%	1.89%	1.55%
Expected annual dividend yield	—%	—%	—%
Expected volatility	79.73%	80.37%	76.97%
Term (years)	5.12	5.37	5.49
Fair value	$ 0.3 million	$ 0.3 million	$ 0.3 million

The Company recorded decreases in the fair value of the Second Warrant, resulting in a gain of $0.1 million and $0.2 million in the three and nine months ended December 31, 2014, respectively.  The company recorded a gain of less than $0.1 million in the three and nine months ended December 31, 2013.

The Company prepared its estimates for the assumptions used to determine the fair value of the warrants issued in conjunction with both the Exchanged Note and Term Loans utilizing the respective terms of the warrants with similar inputs, as described above.

Senior Secured Term Loan - New Warrant

On December 19, 2014, the Company entered into the Hercules Second Amendment and entered into the New Term Loan C. (See Note 10, “Debt” for additional information regarding the New Term Loan C).  In conjunction with the agreement, the Company cancelled the First and Second Warrants, and reissued a Warrant to purchase 588,235 shares of the Company’s common stock.  The Warrant is exercisable at any time  after its issuance at a price of $1.10 per share, subject to certain price-based and other anti-dilution adjustments, and expires on June 30, 2020.

The Company accounts for the Warrant as a liability due to certain provisions within the Warrant, which requires that it be recorded at fair value.  The Warrant is subject to revaluation at each balance sheet date and any change in fair value will be recorded as a change in fair value of derivatives and warrants until the earlier of its expiration or its exercise, at which time the warrant liability will be reclassified to equity.

Following is a summary of the key assumptions used to calculate the fair value of the Warrant:

		New Issuance
	December 31,	December 19,
Fiscal Year 14	2014	2014

Risk-free interest rate	1.73%	1.74%
Expected annual dividend yield	—%	—%
Expected volatility	77.43%	70.26%
Term (years)	5.50	5.53
Fair value	$0.2 million	$0.2 million

The Company recorded an increase in the fair value of the Warrant, resulting in an insignificant loss in the three and nine months ended December 31, 2014.

November 2014 Warrant

On November 13, 2014, the Company completed an offering of approximately 9.1 million units of the Company’s common stock with a new investor.  (See Note 12, “Stockholder’s Equity”, for further information).  Each unit consisted of one share of the Company’s common stock and 0.9 of a warrant to purchase one share of common stock, or a warrant to purchase in the aggregate 8.2 million shares (the “November 2014 Warrant”).  The November 2014 Warrant is exercisable at any time, at a price equal to $1.10 per share and expires on November 13, 2019.

The Company accounts for the November 2014 Warrant as a liability due to certain provisions within the warrant, which requires that it be recorded at fair value.  The November 2014 Warrant is subject to revaluation at each balance sheet date and any change in fair value will be recorded as a change in fair value of derivatives and warrants until the earlier of its expiration or its exercise, at which time the warrant liability will be reclassified to equity.

Following is a summary of the key assumptions used to calculate the fair value of the November 2014 Warrant:

		New Issuance
	December 31,	November 13,
Fiscal Year 14	2014	2014

Risk-free interest rate	1.61%	1.64%
Expected annual dividend yield	—%	—%
Expected volatility	78.00%	72.86%
Term (years)	4.87	5.00
Fair value	$3.2 million	$4.3 million

The Company recorded a decrease in the fair value of the November 2014 Warrant, resulting in a gain of $1.1 million in the three and nine months ended December 31, 2014.

12. Stockholders’ Equity

On November 15, 2013, the Company entered into an ATM arrangement, pursuant to which, the Company was able to, at its discretion, sell up to $30.0 million of the Company’s common stock through its sales agent, MLV.   Sales of common stock made under the ATM were made on The Nasdaq Global Select Market under the Company’s previously filed and currently effective Registration Statement on Form S-3 (File No. 333-191153) by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the ATM, the Company was also able to sell shares of its common stock through MLV, on The Nasdaq Global Select Market or otherwise, at negotiated prices or at prices related to the prevailing market price. Under the terms of the ATM, MLV could not engage in any proprietary trading or trading as principal for MLV’s own account. MLV used its commercially reasonable efforts to sell the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company imposed). The Company paid MLV a commission of up to 3% of the gross proceeds from the sale of shares of its common stock under the ATM. The Company also agreed to provide MLV with customary indemnification rights.

During the three months ended December 31, 2014, the Company received net proceeds of $1.0 million, including sales commissions and offering expenses, from sales of approximately 0.8 million shares of its common stock at an average sales price of approximately $1.22 per share under the ATM.  On November 5, 2014, the Company terminated its ATM arrangement.

On November 13, 2014, the Company completed an equity offering to a new investor, under which the Company sold approximately 9.1 million units of its common stock at $1.10 per share.  Each unit consisted of one share of common stock and 0.9 of a warrant to purchase one share of common stock, or a warrant to purchase approximately 8.2 million shares of common stock.  (See Note 11, “Warrants and Derivative Liabilities”, for further information regarding the warrant.).  After underwriting, commissions and expenses, the Company received net proceeds from the offering of approximately $9.1 million.  The Company allocated the net proceeds first to the fair value of the warrants as determined under a lattice model on November 13, 2014 (See Note 11, “Warrants and Derivative Liabilities,” for a discussion on both warrants and the valuation assumptions used) with the residual fair value allocated to the common stock. Costs of the offering were allocated to other (expense) income and equity based on the relative fair value of the warrants and common stock, respectively.

13. Commitments and Contingencies

Commitments

Purchase Commitments

The Company periodically enters into non-cancelable purchase contracts in order to ensure the availability of materials to support production of its products. Purchase commitments represent enforceable and legally binding agreements with suppliers to purchase goods or services. The Company periodically assesses the need to provide for impairment on these purchase contracts and record a loss on purchase commitments when required. As of December 31, 2014, the Company had paid the remaining adverse purchase commitment liability.

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

Ghodawat, a company registered in India carrying on the business of wind power development, lodged a Request for Arbitration with the ICC Court on May 12, 2011 and named the Company’s wholly-owned Austrain subsidiary, AMSC Austria GmbH (“AMSC Austria”) as the Respondent. Under the Request for Arbitration, Ghodawat alleged that AMSC Austria breached an agreement dated March 19, 2008 pursuant to which AMSC Austria granted a license to Ghodawat to manufacture, use, sell, market, erect, commission and maintain certain wind turbines using its technical information and wind turbine design (the “License Agreement”). Under the Request for Arbitration, Ghodawat’s claims in this arbitration amounted to approximately €18 million ($24 million).  AMSC Austria submitted counterclaims under the License Agreement against Ghodawat in the amount of approximately €6 million ($8 million).  On August 29, 2014, the ICC Court ruled that AMSC Austria was liable for damages and awarded Ghodawat approximately €8.3 million (approximately $10.1 million), which includes reimbursement of legal costs and associated expenses.  Interest on this amount will accrue at a rate of 5.33% from the date of award.  The Company had recorded a loss contingency of $0.5 million based on its assessment of probable losses on this claim in a prior period.  As a result of the arbitration award liability, the Company recorded a charge of $10.2 million during the three months ended September 30, 2014.

On February 4, 2015, AMSC Austria entered into a Settlement Agreement with Ghodawat, which provided for, among other things, (i) a payment by AMSC Austria to Ghodawat of €7.45 million (approximately $8.5 million), and (ii) upon payment by AMSC Austria to Ghodawat, the full settlement of any and all disputes and claims between the parties (including their respective parent and affiliated companies), in particular relating to or arising out of the award.  The Company expects to pay the settlement amount during the fourth quarter of fiscal 2014.  As a result of this agreement, the Company expects to reverse a portion of the accrued arbitration liability and record a gain of approximately $1.3 million in the fourth quarter of fiscal 2014.  The Company’s insurer, Catlin Specialty Insurance Company (“Catlin”) sought and received a ruling from the Massachusetts Superior Court that coverage does not apply to the arbitration award liability.  On January 14, 2015, the Company and AMSC Austria entered into a Settlement Agreement and Release with Catlin, which provided for, among other things, (i) the Company’s and AMSC Austria’s release of all claims against Catlin relating to the arbitration award liability and (ii) Catlin’s release of all claims against the Company and AMSC Austria relating to approximately $2.3 million reimbursed to date under the insurance policy for expenses incurred in connection with the arbitration proceedings.  As a result of the settlement with Catlin, in the fourth quarter of fiscal 2014, the Company expects to reverse an accrual of approximately $2.0 million for expenses previously reimbursed by Catlin under the policy.

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

On September 16, 2011, the Company filed a civil copyright infringement complaint in the Hainan Province No. 1 Intermediate People’s Court against Dalian Guotong Electric Co. Ltd. (“Guotong”), a supplier of power converter products to Sinovel, and Huaneng Hainan Power, Inc. (“Huaneng”), a wind farm operator that has purchased Sinovel wind turbines containing Guotong power converter products. The case is captioned (2011) Hainan Yi Zhong Min Chu Zi No. 62. The application alleges that the Company’s PM1000 converters in certain Sinovel wind turbines have been replaced by converters produced by Guotong. Because the Guotong converters are being used in wind turbines containing the Company’s wind turbine control software, the Company believes that its copyrighted software is being infringed. The Company is seeking a cease and desist order with respect to the unauthorized use of its software, monetary damages of RMB 1.2 million ($0.2 million) for its economic losses (with respect to Guotong only) and reimbursement of all costs and reasonable expenses. The court has accepted the case, which was necessary in order for the case to proceed. In addition, upon the request of the defendant Huaneng, Sinovel has been added by the court to this case as a defendant and Huaneng has been released from this case. In December 2011, Sinovel filed a jurisdiction opposition motion requesting dismissal by the Hainan Province No. 1 Intermediate People’s Court, saying the case should be governed by the Beijing Arbitration Commission. On February 3, 2012, the Company received the Civil Ruling from the court, which granted Sinovel’s motion, and dismissed the entire case. The Company appealed the court’s ruling to the Hainan Higher Court, which on April 5, 2012 upheld the decision of the Hainan Province No. 1 Intermediate People’s Court. On April 9, 2012, the Company filed an appeal of the Hainan Higher Court’s decision with China’s Supreme People’s Court. China’s Supreme People’s Court accepted the appeal on May 23, 2012. The case is captioned, (2012) Min Shen Zi No. 630. On December 20, 2012, China’s Supreme People’s Court issued a Civil ruling, holding that (1) it will conduct a re-trial of the Company’s appeal and (2) the lower court’s decision will be stayed pending the re-trial. China’s Supreme People’s Court conducted a re-trial of Sinovel’s appeal on May 29, 2013.  On January 26, 2014, the Supreme People’s Court revoked Hainan No. 1 Intermediate People’s Court and Hainan Higher People’s Court rulings and ruled that the case shall be heard by the Hainan No. 1 Intermediate People’s Court.  The Hainan No. 1 Intermediate People’s Court accepted the case under the caption (2014) Hainan Yi Zhong Min San Chu Zi No. 1. On October 21, 2014, the Hainan No. 1 Intermediate People’s Court changed the caption of this case to (2014) Hainan Yi Zhong Zhi Min Chu Zi No. 2.  On November 18, 2014, the Hainan No. 1 Intermediate People’s Court held its first substantive hearing in the Hainan case.    At the hearing, the parties presented evidence, reviewed claims, and answered questions from the court.  The Company is awaiting a decision from the Hainan No. 1 Intermediate People’s Court.

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

As of December 31, 2014 the Company had $1.5 million of restricted cash included in current assets and $0.1 million of restricted cash included in long-term assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts. These deposits are held in interest bearing accounts.

14. Minority Investments

Investment in Tres Amigas LLC

The Company made an investment in Tres Amigas, focused on providing the first common interconnection of America’s three power grids to help the country achieve its renewable energy goals and facilitate the smooth, reliable and efficient transfer of green power from region to region.  The Company’s original investment in Tres Amigas was $5.4 million.  As of December 31, 2014, the Company holds a 26% ownership interest in Tres Amigas.

The Company has determined that Tres Amigas is a variable interest entity (“VIE”) and that the Company is not the primary beneficiary of the VIE.  Therefore, the Company has not consolidated Tres Amigas as of December 31, 2014.  The investment is carried at acquisition cost, plus the Company’s equity in undistributed earnings or losses.  The Company’s maximum exposure to loss is limited to the Company’s recorded investment in this VIE.  The Company’s investment in Tres Amigas is included in other assets on the consolidated balance sheet and the equity in undistributed losses of Tres Amigas is included in other expense, net, on the unaudited condensed consolidated statements of operations.

The net investment activity for the nine months ended December 31, 2014 is as follows (in thousands):

Balance at April 1, 2014	$1,845
Minority interest in net losses	(644)
Balance at December 31, 2014	$1,201

Investment in Blade Dynamics Ltd.

The Company has acquired (through its Austrian subsidiary), a minority ownership position in Blade Dynamics, a designer and manufacturer of advanced wind turbine blades based on proprietary materials and structural technologies.  The Company’s original investment was for $8.0 million in cash. As of December 31, 2014, the Company holds a 12% ownership interest in Blade Dynamics.

The investment is carried at the acquisition cost, plus the Company’s equity in undistributed earnings or losses, through December 1, 2012, the date which the company no longer reported undistributed earnings or losses. The Company’s investment in Blade Dynamics is included in other assets on the unaudited condensed consolidated balance sheet and the equity in undistributed losses of Blade Dynamics is included in other expense, net, on the unaudited condensed consolidated statements of operations.

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

The net investment activity for the nine months ended December 31, 2014 is as follows (in thousands):

Balance at April 1, 2014	$3,690
Net foreign exchange rate impact	(226)
Impairment	(3,464)
Balance at December 31, 2014	$-

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

The operating results for the two business segments are as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013
Revenues:
Wind	$15,131	$13,545	$30,244	$42,937
Grid	6,119	7,018	15,157	24,893
Total	$21,250	$20,563	$45,401	$67,830

	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013
Operating profit (loss):
Wind	$1,301	$1,067	$(16,790)	$(3,207)
Grid	(7,050)	(4,670)	(20,016)	(15,287)
Unallocated corporate expenses	(1,986)	(3,072)	(9,995)	(8,058)
Total	$(7,735)	$(6,675)	$(46,801)	$(26,552)

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

Unallocated corporate expenses primarily consist of stock-based compensation expense of $1.5 million and $4.6 million, and restructuring and impairment charges of $0.5 million and $5.4 million, for the three and nine months ended December 31, 2014, respectively. Unallocated corporate expenses primarily consist of stock-based compensation expense of $3.0 million and $7.3 million, respectively, as well as restructuring and impairment charges of $0.1 million and $0.9 million, respectively, for the three and nine months ended December 31, 2013.

Total assets for the two business segments are as follows (in thousands):

	December 31,	March 31,
	2014	2014
Wind	$52,473	$36,701
Grid	41,854	54,342
Corporate assets	62,662	77,466
Total	$156,989	$168,509

The following table sets forth customers who represented 10% or more of the Company’s total revenues for the three and nine months ended December 31, 2014 and 2013:

	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013
INOX Wind Limited	61%	35%	54%	25%
Beijing JINGCHENG New Energy Co., Ltd	<10%	<10%	<10%	22%
CSR Zhuzhou Institute Co., Ltd	—%	18%	—%	<10%

16. Recent Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued ASU 2014-09, ASU Revenue from Contracts with Customers (Topic 606), The guidance substantially converges final standards on revenue recognition between the FASB and IASB providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles.  The ASU is effective for annual reporting periods beginning after December 15, 2016.  The Company is currently evaluating the impact of adopting ASU 2014-09 to determine the impact, if any, it may have on its current practices.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern.  The new standard explicitly requires the assessment at interim and annual periods, and provides management with its own disclosure guidance.  This ASU is effective for annual reporting periods and interim periods, within those annual periods ending after December 15, 2016.  The Company is currently evaluating the impact of ASU 2014-15, if any, may have on its current practices.

In January 2015, the FASB issued ASU 2015-01 Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.  The amendments in ASU 2015-01 eliminate from US GAAP the concept of extraordinary items.  Subtopic 225-20, income Statement – Extraordinary and Unusual items, required that an entity separately classify, present, and disclose extraordinary events and transactions. This ASU is effective for annual reporting periods and interim periods, within those annual periods beginning after December 15, 2015.  The Company is currently evaluating the impact of adopting ASU 2015-01, but currently does not believe there will be an impact on its consolidated results of operations, financial condition, or cash flow.

17. Subsequent Events

The Company has performed an evaluation of subsequent events through the time of filing this Quarterly Report on Form 10-Q with the SEC, and has determined that there are no such events, other than those previously disclosed, that are required to be disclosed.

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that relate to future events or conditions, including without limitation, the statements in Part II, “Item 1A. Risk Factors” and in Part I under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects or our prospective results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain. There are a number of important factors that could materially impact the value of our common stock or cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include: We have a history of operating losses, which may continue in the future. Our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter; We have a history of negative operating cash flows, and we may require additional financing in the future, which may not be available to us; Our Term Loans include certain covenants and other events of default. Should we not comply with these covenants or incur an event of default, we may be required to repay our obligation in cash, which could have an adverse effect on our liquidity; We may be required to issue performance bonds or provide letters of credit, which restricts our ability to access any cash used as collateral for the bonds or letters of credit; Changes in exchange rates could adversely affect our results from operations; If we fail to maintain proper and effective internal controls over financial reporting, our ability to produce accurate and timely financial statements could be impaired and may lead investors and other users to lose confidence in our financial data; Our success in addressing the wind energy market is dependent on the manufacturers that license our designs; Our success is dependent upon attracting and retaining qualified personnel and our inability to do so could significantly damage our business and prospects; We may not realize all of the sales expected from our backlog of orders and contracts; Our financial condition may have an adverse effect on our customer and supplier relationships; Failure to successfully execute the consolidation of our Grid manufacturing operations or achieve expected savings could adversely impact our financial performance; Our business and operations would be adversely impacted in the event of a failure or security breach of our information technology infrastructure; We may not be able to launch operations at our newly leased manufacturing facility in Romania, and, if we are able to do so, we may have manufacturing quality issues, which would negatively affect our revenues and financial position; We rely upon third-party suppliers for the components and subassemblies of many of our Wind and Grid products, making us vulnerable to supply shortages and price fluctuations, which could harm our business; Many of our revenue opportunities are dependent upon subcontractors and other business collaborators; If we fail to implement our business strategy successfully, our financial performance could be harmed; Problems with product quality or product performance may cause us to incur warranty expenses and may damage our market reputation and prevent us from achieving increased sales and market share; New regulations related to conflict-free minerals may force us to incur significant additional expenses; Our contracts with the U.S. government are subject to audit, modification or termination by the U.S. government and include certain other provisions in favor of the government. The continued funding of such contracts remains subject to annual congressional appropriation which, if not approved, could reduce our revenue and lower or eliminate our profit; Many of our customers outside of the United States are, either directly or indirectly, related to governmental entities, and we could be adversely affected by violations of the United States Foreign Corrupt Practices Act and similar worldwide anti-bribery laws outside the United States; We have limited experience in marketing and selling our superconductor products and system-level solutions, and our failure to effectively market and sell our products and solutions could lower our revenue and cash flow; We may acquire additional complementary businesses or technologies, which may require us to incur substantial costs for which we may never realize the anticipated benefits; Our success depends upon the commercial use of high temperature superconductor (HTS) products, which is currently limited, and a widespread commercial market for our products may not develop; Growth of the wind energy market depends largely on the availability and size of government subsidies and economic incentives; We have operations in and depend on sales in emerging markets, including China and India, and global conditions could negatively affect our operating results or limit our ability to expand our operations outside of these countries. Changes in China’s or India’s political, social, regulatory and economic environment may affect our financial performance; Our products face intense competition, which could limit our ability to acquire or retain customers; Our international operations are subject to risks that we do not face in the United States, which could have an adverse effect on our operating results; Adverse changes in domestic and global economic conditions could adversely affect our operating results; We may be unable to adequately prevent disclosure of trade secrets and other proprietary information; Our patents may not provide meaningful protection for our technology, which could result in us losing some or all of our market position; There are a number of technological challenges that must be successfully addressed before our superconductor products can gain widespread commercial acceptance, and our inability to address such technological challenges could adversely affect our ability to acquire customers for our products; We have not manufactured our Amperium wire in commercial quantities, and a failure to manufacture our Amperium wire in commercial quantities at acceptable cost and quality levels would substantially limit our future revenue and profit potential; Third parties have or may acquire patents that cover the materials, processes and technologies we use or may use in the future to manufacture our Amperium products, and our success depends on our ability to license such patents or other proprietary rights; Our technology and products could infringe intellectual property rights of others, which may require costly litigation and, if we are not successful, could cause us to pay substantial damages and disrupt our business; We have filed a demand for arbitration and other lawsuits against our former largest customer, Sinovel, regarding amounts we contend are overdue. We cannot be certain as to the outcome of these proceedings; We have been named as a party in various legal proceedings, and we may be named in additional litigation, all of which will require significant management time and attention, result in significant legal expenses and may result in an unfavorable outcome, which could have a material adverse effect on our business, operating results and financial condition; Our common stock has experienced, and may continue to experience, significant market price and volume fluctuations, which may prevent our stockholders from selling our common stock at a profit and could lead to costly litigation against us that could divert our management’s attention; we will not be able to maintain our listing on The Nasdaq Global Select Market if we are unable to regain compliance with The NASDAQ Stock Market LLC’s minimum bid price requirement of $1.00 per share.  These and the important factors discussed under the caption “Risk Factors” in Part 1. Item 1A of our Form 10-K for the fiscal year ended March 31, 2014, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Any such forward-looking statements represent management’s estimates as of the date of this Quarterly Report on Form 10-Q. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

●

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

●

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

On June 5, 2012 we entered into a $10.0 million Loan and Security Agreement (“Term Loan”) with Hercules Technology Growth Capital, Inc. (“Hercules”).  This loan was repaid in full during the three months ended December 31, 2014.  On November 15, 2013, we amended the Term Loan with Hercules and entered into a new term loan (“New Term Loan B”), borrowing an additional $10.0 million.  On December 19, 2014 we further amended the Term Loan and entered into a new term loan (“New Term Loan C”), borrowing an additional $1.5 million.    The outstanding principal balance of the Term Loans is approximately $9.2 million as of December 31, 2014.

On November 15, 2013, we entered into an At Market Sales Arrangement (“ATM”) under which we were able to, at our discretion, sell up to $30.0 million of shares of our common stock (before expenses) through our sales agent, MLV & Co. LLC (“MLV”). Under this arrangement, we raised approximately $13.5 million in net proceeds.  We terminated the ATM on November 5, 2014.

On November 13, 2014, we completed an offering of approximately 9.1 million shares of common stock at $1.10 per share with a new investor (the “November 2014 offering”).  The offering was in the form of units, with each unit consisting of one share of stock and 0.9 of a warrant to purchase one share of common stock, or a warrant to purchase in the aggregate 8.2 million shares.  See “Liquidity and Capital Resources” below for further discussion of this and our other financing arrangements.

We have experienced recurring operating losses and as of December 31, 2014, had an accumulated deficit of $901.7 million. In addition, we have experienced recurring negative operating cash flows. At December 31, 2014, we had cash and cash equivalents of $36.0 million. Cash used in operations for the nine months ended December 31, 2014 was $20.9 million.

On August 29, 2014, the Arbitration Tribunal for the ICC International Court of Arbitration (the “ICC Court”) found us liable for damages in our breach of contract arbitration against Ghodawat Energy Pvt Ltd (“Ghodawat”) and awarded Ghodawat approximately €8.3 million (approximately $10.1 million) plus interest of 5.33%, which accrues from the date of award.

On February 4, 2015, our wholly-owned Austrian subsidiary AMSC Austria GmbH (“AMSC Austria”) entered into a Settlement Agreement with Ghodawat, which provided for, among other things, (i) a payment by AMSC Austria to Ghodawat of  €7.45 million (approximately $8.5 million), and (ii) upon payment by AMSC Austria to Ghodawat, the full settlement of any and all disputes and claims between the parties (including their respective parent and affiliated companies), in particular relating to or arising out of the award.  We expect to pay the settlement amount during the fourth quarter of fiscal 2014.  As a result of this agreement, we expect to reverse a portion of the accrued arbitration liability and record a gain of approximately $1.3 million in the fourth quarter of fiscal 2014.  See Part II, Item 1, “Legal Proceedings” for further information.  Our insurer, Catlin Specialty Insurance Company (“Catlin”) sought and received a ruling from the Massachusetts Superior Court that coverage does not apply to the arbitration award liability.  On January 14, 2015, we and our subsidiary AMSC Austria entered into a Settlement Agreement and Release with Catlin, which provided for, among other things, (i) our and AMSC Austria’s release of all claims against Catlin relating to the arbitration award liability and (ii) Catlin’s release of all claims against us and AMSC Austria relating to approximately $2.3 million reimbursed to date under the insurance policy for expenses incurred in connection with the arbitration proceedings.  As a result of the settlement with Catlin, in the fourth quarter of fiscal 2014, the Company expects to reverse an accrual of $2.0 million for expenses previously reimbursed by Catlin under the policy.

We are actively seeking to sell our minority investment in Tres Amigas, LLC, a Delaware limited liability company (“Tres Amigas”).  We no longer believe our investment in Blade Dynamics is recoverable and therefore fully impaired our remaining investment in Blade Dynamics Ltd. (“Blade Dynamics”) during the nine months ended December 31, 2014. There can be no assurance that we will be able to sell these investments on commercially reasonable terms or at all.

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

On January 14, 2015, we received a letter from The NASDAQ Stock Market LLC (“Nasdaq”) notifying us that we are no longer in compliance with the $1.00 per share minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing on The Nasdaq Global Select Market. We were provided 180 calendar days, or until July 13, 2015, to regain compliance with the minimum bid price requirement.  In accordance with Listing Rule 5810(c)(3)(A), we can regain compliance if the closing bid price of our common stock meets or exceeds $1.00 per share for at least 10 consecutive business days. If we are unable to demonstrate compliance by July 13, 2015, we may be eligible for additional time to regain compliance. If we are not eligible for an additional compliance period, the Nasdaq staff will provide notice that our securities will be subject to delisting from The Nasdaq Global Select Market.  The delisting of our common stock could have a negative effect on our business, results of operations, financial condition and the market price of our common stock.  To facilitate our efforts to regain compliance with the minimum bid price requirement, we filed a preliminary proxy statement with the Securities and Exchange Commission (“SEC”) on January 21, 2015 which includes a proposal seeking stockholder approval of amendments to our restated certificate of incorporation to effect a reverse stock split.  There can be no assurance that the proposal will be approved by stockholders, or that the proposal, if approved, would be sufficient to permit us to regain compliance with the minimum bid price requirement.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. There were no significant changes in the critical accounting policies during the nine months ended December 31, 2014 that were disclosed in our Form 10-K for fiscal 2013, which ended on March 31, 2014.

Results of Operations

Three and nine months ended December 31, 2014 compared to the three and nine months ended December 31, 2013

Revenues

Total revenues increased 3% to $21.3 million for the three months ended December 21, 2014, compared to $20.6 million for the three months ended December 31, 2013.  Total revenues decreased 33% to $45.4 million for the nine months ended December 31, 2014, compared to $67.8 million for the nine months ended December 31, 2013. Our revenues are summarized as follows (in thousands):

	Three Months Ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013
Revenues:
Wind	$15,131	$13,545	$30,244	$42,937
Grid	6,119	7,018	15,157	24,893
Total	$21,250	$20,563	$45,401	$67,830

Our Wind business unit accounted for 71% and 67% of total revenues for the three and nine months ended December 31, 2014, respectively compared to 66% and 63% for the three and nine months ended December 31, 2013, respectively. Revenues in the Wind business unit increased 12% to $15.1 million in the three months ended December 31, 2014, from $13.5 million in the three months ended December 31, 2013. Wind business unit revenues during the three months ended December 31, 2014 increased primarily due to higher revenues from INOX Wind Limited (“Inox”) in India.  Revenues in the Wind business unit decreased 30% to $30.2 million in the nine months ended December 31, 2014, from $42.9 million in the nine months ended December 31, 2013. Wind business unit revenues during the nine months ended December 31, 2014 decreased due to lower revenues from customers in China, partially offset by higher revenues from Inox in India.

Our Grid business unit accounted for 29% and 33% of total revenues for the three and nine months ended December 31, 2014, respectively, compared to 34% and 37% for the three and nine months ended December 31, 2013, respectively. Our Grid business unit revenues decreased 13% and 39% to $6.1 million and $15.2 million in the three and nine months ended December 31, 2014, respectively, from $7.0 million and $24.9 million in the three and nine months ended December 31, 2013, respectively. Grid business unit revenues decreased in the three and nine months ended December 31, 2014 primarily due to lower D-VAR system revenues.

Project HYDRA is a project with Consolidated Edison, Inc. which is being partially funded by the Department of Homeland Security (“DHS”). DHS is expected to invest up to a total of $29.0 million in the development of a new HTS power grid technology called Resilient Electric Grid systems. This fault current limiting cable system is designed to utilize customized Amperium® HTS wires, and ancillary controls to deliver more power through the grid while also being able to suppress power surges that can disrupt service. DHS has now committed 100% of the total expected funding for this project. Consolidated Edison and Southwire Company are our subcontractors on this project. We recorded $0.5 million and $1.0 million of revenue on this project for the three and nine month periods ended December 31, 2014, respectively, compared to $0.5 million and $1.6 million for the three and nine months ended December 31, 2013, respectively.

The following table sets forth customers who represented 10% or more of our total revenues for the three and nine months ended December 31, 2014 and 2013:

	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013
INOX Wind Limited	61%	35%	54%	25%
Beijing JINGCHENG New Energy Co., Ltd	<10%	<10%	<10%	22%
CSR Zhuzhou Institute Co., Ltd	—%	18%	—%	<10%

Cost of Revenues and Gross Margin

Cost of revenues was $18.1 million and $44.0 million for the three and nine months ended December 31, 2014, respectively, compared to $15.9 million and $56.5 million for the three and nine months ended December 31, 2013, respectively. Gross margin was 14.9% and 3.2% for the three and nine months ended December 31, 2014, respectively, compared to 22.9% and 16.8% for the three and nine months ended December 31, 2013, respectively. The decreases in gross margin for the three and nine months ended December 31, 2014 as compared to the same periods in fiscal 2013 were primarily due to 100% margin revenue during the three and nine months ended December 31, 2013, the completion and recording of deferred retention on a large D-VAR project, partially offset by higher usage of previously written off inventory, during the three and nine months ended December 31, 2014.

Operating Expenses

Research and development

A portion of our R&D expenditures related to externally funded development contracts has been classified as cost of revenues (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost-sharing funding. Our R&D expenditures are summarized as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013
R&D expenses per consolidated statements of operations	$2,795	$2,951	$8,993	$9,061
R&D expenditures reclassified as cost of revenues	2,299	2,740	6,199	7,675
R&D expenditures offset by cost-sharing funding	24	80	59	279
Aggregated R&D expenses	$5,118	$5,771	$15,251	$17,015

R&D expenses (exclusive of amounts classified as cost of revenues and amounts offset by cost-sharing funding) decreased by 5% and 1% to $2.8 million and $9.0 million for the three and nine months ended December 31, 2014, respectively, from $3.0 million and $9.1 million for the three and nine months ended December 31, 2013, respectively.   The decreases in R&D expenses for the three and nine months ended December 31, 2014 were driven primarily by decreases in controllable expenses.  The decreases in R&D expenditures reclassified to cost of revenue for the three and nine month periods was a result of decreased activity under government funded contracts in our Grid business unit compared to the prior year periods.  Aggregated R&D expenses, which include amounts classified as cost of revenues and amounts offset by cost-sharing funding decreased 11% and 10% to $5.1 million and $15.3 million for the three and nine months ended December 31, 2014, respectively, from $5.8 million and $17.0 million for the three and nine months ended December 31, 2013 respectively.

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

Selling, general, and administrative

SG&A expenses decreased by 8% and 15% to $7.6 million and $23.5 million in the three and nine months ended December 31, 2014, respectively, from $8.2 million and $27.7 million in the three and nine months ended December 31, 2013, respectively. The decreases in SG&A expenses were due primarily to the realization of savings from cost reduction actions that were implemented in prior periods as well as a reduction in stock compensation, audit and legal costs.

Arbitration award expense

We recorded an arbitration award expense of $10.2 million in the nine months ended December 31, 2014 following a decision by the ICC Court on August 29, 2014, finding us liable for damages under a breach of contract proceeding against Ghodawat.

Amortization of acquisition related intangibles

We recorded amortization expense related to our core technology and know-how, trade names and trademark intangible assets of less than $0.1 million and $0.1 million in the three and nine months ended December 31, 2014 compared to $0.1 million and $0.2 million in the three and nine months ended December 31, 2013, respectively.

Restructuring and Impairments

We recorded $0.5 million and $5.4 million of restructuring and impairment charges in the three and nine months ended December 31, 2014, respectively. We recorded restructuring and impairment charges of $0.1 million and $0.9 million in the three and nine months ended December 31, 2013, respectively. This amount includes restructuring charges of $0.5 million and $1.9 million which were recorded during the three and nine months ended December 31, 2014.  These amounts include severance, relocation, lease termination and other costs associated with the consolidation of our facility in Middleton, WI into our facility in Devens, MA, as well as headcount reductions in our China operation, primarily during the nine months ended December 31, 2014.  In addition, the $5.4 million recorded in the nine months ended December 31, 2014 includes of an impairment charge of $3.5 million on our minority investment in Blade Dynamics.  The impairment charge followed an analysis in which we determined that this investment is not recoverable due to a dilutive financing which resulted in the loss of certain of our shareholder rights, as well as certain operational issues in the company.  The amounts in the three months ended December 31, 2013 consist primarily of employee severance and benefit costs.

Operating profit (loss)

Our operating profit (loss) is summarized as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013
Operating profit (loss):
Wind	$1,301	$1,067	$(16,790)	$(3,207)
Grid	(7,050)	(4,670)	(20,016)	(15,287)
Unallocated corporate expenses	(1,986)	(3,072)	(9,995)	(8,058)
Total	$(7,735)	$(6,675)	$(46,801)	$(26,552)

Our Wind segment generated an operating profit of $1.3 million and an operating loss of $16.8 million in the three and nine months ended December 31, 2014, respectively, compared to an operating profit of $1.1 million and an operating loss of $3.2 million in the three and nine months ended December 31, 2013, respectively. The increase in Wind business unit operating profit during the three months ended December 31, 2014 was due primarily to increased usage of previously written off inventory, partially offset by 100% margin revenue in the three months ended December 31, 2013.  The increase in Wind business unit operating loss during the nine months ended December 31, 2014 was due primarily to the Ghodawat arbitration award and lower revenues.

The operating loss in our Grid segment increased to $7.1 million and $20.0 million in the three and nine months ended December 31, 2014, respectively, compared to $4.7 million and $15.3 million in the three and nine months ended December 31, 2013, respectively. The increases in the Grid business unit operating losses were primarily due to lower revenue, as previously discussed.

Unallocated corporate expenses primarily include stock-based compensation expense of $1.5 million and $4.6 million, and restructuring and impairment charges of $0.5 million and $5.4 million, for the three and nine months ended December 31, 2014, respectively.  Unallocated corporate expenses primarily consist of stock-based compensation expense of $3.0 million and $7.3 million,  and restructuring and impairment charges of $0.1 million and $0.9 million for the three and nine months ended December 31, 2013, respectively.

Change in fair value of derivatives and warrants

The change in fair value of derivatives and warrants resulted in gains of $2.3 million and $3.0 million in the three and nine months ended December 31, 2014, respectively, compared to gains of $0.5 million and $1.9 million for the three and nine months ended December 31, 2013, respectively. The increases were primarily driven by a lower stock price, which is a key valuation metric, and revaluation of new warrants issued as part of the November 2014 offering, partially offset by the extinguishment of the derivative liability associated with our convertible note in the prior year.

Interest expense, net

Interest expense, net, was $0.5 million and $1.6 million in the three and nine months ended December 31, 2014, respectively, compared to $1.6 million and $7.3 million in the three and nine months ended December 31, 2013, respectively. The decreases in interest expense, net were due primarily to the extinguishment of our convertible note in March 2014.

Other (expense) income, net

Other expense, net, was $0.2 million and other income, net was $0.4 million in the three and nine months ended December 31, 2014, respectively, compared to other expense, net, of $0.3 million and $0.9 million in the three and nine months ended December 31, 2013, respectively.  The decreases in other expense, net are primarily related to foreign currency gains offset by financing costs associated with the warrants issued in the three month period ended December 31, 2014.

Income Taxes

Income tax expense was $0.2 million and $0.4 million in the three and nine months ended December 31, 2014, respectively, compared to $0.3 million and $0.7 million in the three and nine months ended December 31, 2013, respectively. Income tax expense in both periods was primarily due to income taxes in foreign jurisdictions.

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

	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013

Net loss	$(6,353)	$(8,417)	$(45,292)	$(33,553)
Stock-based compensation	1,521	3,040	4,620	7,328
Arbitration award expense	-	-	10,188	-
Amortization of acquisition-related intangibles	39	84	118	247
Restructuring and impairment charges	507	108	5,416	872
Sinovel litigation	-	-	-	(7)
Consumption of zero cost-basis inventory	(3,143)	(1,142)	(5,710)	(3,635)
Change in fair value of derivatives and warrants	(2,288)	(535)	(3,048)	(1,890)
Non-cash interest expense	147	1,137	490	5,902
Non-GAAP net loss	$(9,570)	$(5,725)	$(33,218)	$(24,736)

Non-GAAP loss per share	$(0.11)	$(0.09)	$(0.40)	$(0.41)
Weighted average shares outstanding - basic and diluted	87,645	62,309	82,284	60,578

We incurred non-GAAP net losses of $9.6 million and $33.2 million or $0.11 and $0.40 per share, for the three and nine months ended December 31, 2014, respectively, compared to non-GAAP net losses of $5.7 million and $24.7 million, or $0.09 and $0.41 per share, for the three and nine months ended December 31, 2013, respectively. The increases in non-GAAP net loss were driven primarily by the increased operating losses in our business units excluding usage of previously written off inventory and the arbitration award expense, which are part of the operating losses in our Wind segment for the three and nine months ended December 31, 2014.

Liquidity and Capital Resources

At December 31, 2014, we had cash, cash equivalents, and restricted cash of $37.6 million, compared to $49.4 million at March 31, 2014, a decrease of $11.8 million. Our cash and cash equivalents, and restricted cash are summarized as follows (in thousands):

	December 31,	March 31,
	2014	2014
Cash and cash equivalents	$35,983	$43,114
Restricted cash	1,608	6,307
Total cash, cash equivalents, and restricted cash	$37,591	$49,421

For the nine months ended December 31, 2014, net cash used in operating activities was $20.9 million compared to $18.4 million for the nine months ended December 31, 2013. The increase in net cash used in operations was due primarily to lower revenues combined with a lower gross margin during the nine months ended December 31, 2014, partially offset by higher cash generated by changes in asset and liability accounts, excluding the arbitration award liability due primarily to a net increase in cash from deferred revenues in the nine months ended December 31, 2014 compared to a net decrease in the nine months ended December 31, 2013.

For the nine months ended December 31, 2014, net cash provided by investing activities was $4.4 million, compared to $4.4 million for the nine months ended December 31, 2013.

For the nine months ended December 31, 2014, net cash provided by financing activities was $9.7 million compared to net cash provided by financing activities of $9.8 million in the nine months ended December 31, 2013. The decrease in net cash provided by financing activities was primarily due to net proceeds from the issuance of 9.1 million shares of common stock to a single investor in November 2014, and an increase in common stock issued under the ATM, offset by a decrease in net proceeds from the issuance of debt and higher amounts repaid for debt compared to the prior period.

At December 31, 2014, we had $1.5 million of restricted cash included in current assets, and $0.1 million of restricted cash included in long-term assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts. These deposits are held in interest bearing accounts.

We have experienced recurring operating losses and as of December 31, 2014, had an accumulated deficit of $901.7 million. In addition, we have experienced recurring negative operating cash flows. At December 31, 2014, we had cash and cash equivalents of $36.0 million.  On August 29, 2014, the ICC Court found our wholly-owned Austrian subsidiary, AMSC Austria, liable for damages in AMSC Austria’s breach of contract proceeding against Ghodawat and awarded Ghodawat approximately €8.3 million (approximately $10.1 million) plus interest of 5.33%, which accrues from the date of the award.

On February 4, 2015, AMSC Austria entered into a Settlement Agreement with Ghodawat, which provided for, among other things, (i) a payment by AMSC Austria to Ghodawat of €7.45 million (approximately $8.5 million), and (ii) upon payment by AMSC Austria to Ghodawat, the full settlement of any and all disputes and claims between the parties (including their respective parent and affiliated companies), in particular relating to or arising out of the award.  We expect to pay the settlement amount during the fourth quarter of fiscal 2014.  As a result of this Settlement Agreement, we expect to reverse a portion of the accrued arbitration liability and record a gain of approximately $1.3 million in the fourth quarter of fiscal 2014. In addition, we are actively seeking to sell our minority investment in Tres Amigas.  We no longer believe our remaining investment in Blade Dynamics is recoverable and have fully impaired our investment in Blade Dynamics during the nine months ended December 31, 2014.  There can be no assurance that we will be able to sell these investments on commercially reasonable terms or at all.

On June 5, 2012, we entered into the Term Loan with Hercules, under which we borrowed $10.0 million. After the closing fees and expenses, the net proceeds were $9.7 million. The Term Loan bears an interest rate equal to 11% plus the percentage, if any, in which the prime rate as reported by The Wall Street Journal exceeds 3.75%. We made interest only payments from July 1, 2012 through October 31, 2012, after which we began paying the Term Loan in equal monthly installments ending on December 1, 2014.  As of December 31, 2014, this loan has been repaid in full.

On November 15, 2013, we amended the Term Loan with Hercules and entered into the New Term Loan B, borrowing an additional $10.0 million. After closing fees and expenses, we received net proceeds of $9.8 million.  The New Term Loan B bears the same interest rate as the Term Loan.  We made interest-only payments from December 1, 2013 to May 31, 2014.  If we achieved certain revenue targets for the six-month period ending March 31, 2014, interest only payments would continue through August 31, 2014.  We did not meet these revenue targets.  As a result, we are repaying the New Term Loan B in equal monthly installments ending on November 1, 2016.

On December 19, 2014, we entered into an amendment with Hercules (the “Hercules Second Amendment”) and entered into the New Term Loan C, borrowing an additional $1.5 million.  After closing fees and expenses, the net proceeds to us for the New Term Loan C were $1.4 million.  The New Term Loan C also bears the same interest rate as the other Term Loans.  We will make interest only payments until maturity on March 1, 2017, when the loan is scheduled to be repaid in its entirety.  If we raise an additional $10 million in new capital by December 31, 2015, the maturity date of the loan will be extended to June 1, 2017.  The outstanding principal balance of the Term Loans is approximately $9.2 million as of December 31, 2014.

The Term Loans are secured by substantially all of our existing and future assets, including a mortgage on real property owned by our wholly owned subsidiary, ASC Devens LLC, and located at 64 Jackson Road, Devens, Massachusetts. The Term Loans contain certain covenants that restrict our ability to, among other things, incur or assume certain debt, merge or consolidate, materially change the nature of our business, make certain investments, acquire or dispose of certain assets, make guaranties or grant liens on our assets, make certain loans, advances or investments, declare dividends or make distributions or enter into transactions with affiliates. In addition, the Term Loans contain a covenant which requires us to maintain a minimum unrestricted cash balance (“Minimum Threshold”) in the United States.  As part of the Hercules Second Amendment, this Minimum Threshold was amended to be the lower of $5.0 million or the aggregate outstanding principal balance of the Term Loans.  As of December 31, 2014, the Minimum Threshold was $5.0 million.  If we raise $10.0 million in new capital by June 30, 2015, the Minimum Threshold will be reduced to the lesser of $2.0 million or the aggregate outstanding principal balance of the Term Loans.  The events of default under the Term Loans include, but are not limited to, failure to pay amounts due, breaches of covenants, bankruptcy events, cross defaults under other material indebtedness and the occurrence of a material adverse effect and/or change in control. In the case of a continuing event of default, the lender may, among other remedies, declare due all unpaid principal amounts outstanding and any accrued but unpaid interest and foreclose on all collateral granted to the lender as security under the Term Loans.

We believe we are in and expect to remain in compliance with the covenants and restrictions under the Term Loans as of the date of this Quarterly Report on Form 10-Q. If we fail to stay in compliance with our covenants or experience some other event of default, we may be forced to repay the outstanding principal of the Term Loans.

On November 15, 2013, we entered into an ATM arrangement, pursuant to which, we were able to, at our discretion, sell up to $30.0 million of our common stock through our sales agent, MLV & Co. LLC (“MLV”).  Sales of common stock made under the ATM were made on the Nasdaq Global Select Market under our previously filed and currently effective Registration Statement on Form S-3 (File No. 333-191153) by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the ATM, we were also able to sell shares of our common stock through MLV, on the Nasdaq Global Select Market or otherwise, at negotiated prices or at prices related to the prevailing market price. Under the terms of the ATM, MLV could not engage in any proprietary trading or trading as principal for MLV’s own account. MLV used its commercially reasonable efforts to sell our common stock from time to time, based upon the our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We paid MLV a commission of up to 3% of the gross proceeds from the sale of shares of our common stock under the ATM. We also agreed to provide MLV with customary indemnification rights. During the three months ended December 31, 2014, we received net proceeds of $1.0 million, including sales commissions and offering expenses, from sales of approximately 0.8 million shares of our common stock at an average sales price of approximately $1.22 per share under the ATM.  We terminated the ATM arrangement on November 5, 2014.  During the term of the arrangement, we received aggregate net proceeds of approximately $13.5 million from the sale of approximately 8.6 million shares of our common stock.

On November 13, 2014, we completed an equity offering to a new investor, under which we sold 9.1 million units of our common stock at $1.10 per share.  Each unit consisted of one share of common stock and 0.9 of a warrant to purchase one share of common stock, or a warrant to purchase in the aggregate 8.2 million shares of common stock.  After commissions and expenses, we received net proceeds from the offering of approximately $9.1 million.

As a result of the financings completed during the three months ended December 31, 2014, we believe we have sufficient available liquidity to fund our operations, including the arbitration award liability, capital expenditures and scheduled cash payments under our debt obligations through December 31, 2015. Our liquidity is highly dependent on our ability to increase revenues, our ability to control our operating costs, our ability to maintain compliance with the covenants and restrictions on our debt obligations (or obtain waivers from our lender in the event of non-compliance), and our ability to raise additional capital, if necessary. There can be no assurance that we will be able to continue to raise additional capital from other sources or execute on any other means of improving our liquidity as described above.

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

Recent Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued, ASU Revenue from Contracts with Customers 2014-09 (Topic 606). The guidance substantially converges final standards on revenue recognition between the FASB and IASB providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles.  The ASU is effective for annual reporting periods beginning after December 15, 2016.  We are currently evaluating the impact of adopting ASU 2014-09 to determine the impact, if any, it may have on our current practices.

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

In August 2014, the FASB issued ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and Financial Liabilities of a Consolidated Collateralized Financing Entity.  The new standard applies to reporting entities that are required to consolidate a collateralized financing entity under the variable interest entities subsection of subtopic 810-10.  This ASU is effective for annual reporting periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016.  We are currently evaluating the impact of adopting ASU 2014-13, but currently do not believe there will be an impact on our consolidated results of operations, financial condition, or cash flow.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern.  The new standard explicitly requires the assessment at interim and annual periods, and provides management with its own disclosure guidance. This ASU is effective for annual reporting periods and interim periods, within those annual periods ending after December 15, 2016.  We are currently evaluating the impact of ASU 2014-15, if any, may have on our current practices.

In January 2015, the FASB issued ASU 2015-01 Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.  The amendments in ASU 2015-01 eliminate from US GAAP the concept of extraordinary items.  Subtopic 225-20, income Statement – Extraordinary and Unusual items, required that an entity separately classify, present, and disclose extraordinary events and transactions. This ASU is effective for annual reporting periods and interim periods, within those annual periods beginning after December 15, 2015.  We are currently evaluating the impact of adopting ASU 2015-01 to determine the impact, but currently do not believe there will be an impact on our consolidated results of operations, financial condition, or cash flow.

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

We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than our functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. Gross margins of products we manufacture and sell in currencies other than the U.S. dollar are also affected by foreign currency exchange rate movements. In addition, a portion of our earnings is generated by our foreign subsidiaries, whose functional currencies are other than the U.S. dollar, and our revenues and earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the earnings of such subsidiaries into the U.S. dollar. If the functional currency for AMSC Austria and AMSC China were to fluctuate by 10% the net effect would be immaterial to our consolidated financial statements.

The impact of foreign currency on net loss for the three and nine months ended December 31, 2014 were gains of $0.5 million and $1.6 million, respectively.  The impact of foreign currency on net loss for the three and nine months ended December 31, 2013 included losses of $0.1 million and $0.2 million, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Ghodawat Energy Pvt Ltd (“Ghodawat”), a company registered in India carrying on the business of wind power development, lodged a Request for Arbitration with the Secretariat of the ICC International Court of Arbitration (the “ICC Court”) on May 12, 2011 and named the Company’s wholly-owned Austrian subsidiary, AMSC Austria GmbH (“AMSC Austria”) as the Respondent. Under the Request for Arbitration, Ghodawat alleged that AMSC Austria breached an agreement dated March 19, 2008 pursuant to which AMSC Austria granted a license to Ghodawat to manufacture, use, sell, market, erect, commission and maintain certain wind turbines using its technical information and wind turbine design (the “License Agreement”). Under the Request for Arbitration, Ghodawat’s claims in this arbitration amounted to approximately €18 million ($24 million). AMSC Austria submitted counterclaims under the License Agreement against Ghodawat in the amount of approximately €6 million ($8.0 million).  On August 29, 2014, the ICC Court ruled that AMSC Austria was liable for damages and awarded Ghodawat approximately €8.3 million (approximately $10.1 million), which includes reimbursement of legal costs and associated expenses.  Interest on this amount will accrue at a rate of 5.33% from the date of award.  We had recorded a loss contingency of $0.5 million based on our assessment of probable losses on this claim in a prior period.  As a result of the arbitration award liability, we recorded a charge of $10.2 million during the three months ended September 30, 2014.

On February 4, 2015, AMSC Austria entered into a Settlement Agreement with Ghodawat, which provided for, among other things, (i) a payment by AMSC Austria to Ghodawat of €7.45 million (approximately $8.5 million), and (ii) upon payment by AMSC Austria to Ghodawat, the full settlement of any and all disputes and claims between the parties (including their respective parent and affiliated companies), in particular related to or arising out of the award.  The Company expects to pay the settlement amount during the fourth quarter of fiscal 2014.  As a result of this agreement, the Company expects to reverse a portion of the accrued arbitration liability and record a gain of approximately $1.3 million in the fourth quarter of fiscal 2014.

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

On September 16, 2011, we filed a civil copyright infringement complaint in the Hainan Province No. 1 Intermediate People’s Court against Dalian Guotong Electric Co. Ltd. (“Guotong”), a supplier of power converter products to Sinovel, and Huaneng Hainan Power, Inc. (“Huaneng”), a wind farm operator that has purchased Sinovel wind turbines containing Guotong power converter products. The case is captioned (2011) Hainan Yi Zhong Min Chu Zi No. 62. The application alleges that our PM1000 converters in certain Sinovel wind turbines have been replaced by converters produced by Guotong. Because the Guotong converters are being used in wind turbines containing our wind turbine control software, we believe that our copyrighted software is being infringed. We are seeking a cease and desist order with respect to the unauthorized use of our software, monetary damages of RMB 1.2 million ($0.2 million) for our economic losses (with respect to Guotong only) and reimbursement of all costs and reasonable expenses. The court has accepted the case, which was necessary in order for the case to proceed. In addition, upon the request of the defendant Huaneng, Sinovel has been added by the court to this case as a defendant and Huaneng has been released from this case. In December 2011, Sinovel filed a jurisdiction opposition motion requesting dismissal by the Hainan Province No. 1 Intermediate People’s Court, saying the case should be governed by the Beijing Arbitration Commission. On February 3, 2012, we received the Civil Ruling from the court, which granted Sinovel’s motion, and dismissed the entire case. We appealed the court’s ruling to the Hainan Higher Court, which on April 5, 2012 upheld the decision of the Hainan Province No. 1 Intermediate People’s Court. On April 9, 2012, we filed an appeal of the Hainan Higher Court’s decision with China’s Supreme People’s Court. China’s Supreme People’s Court accepted the appeal on May 23, 2012. The case is captioned, (2012) Min Shen Zi No. 630. On December 20, 2012, China’s Supreme People’s Court issued a Civil ruling, holding that (1) it will conduct a re-trial of our appeal and (2) the lower court’s decision will be stayed pending the re-trial. China’s Supreme People’s Court conducted a re-trial of our appeal on May 29, 2013.  On January 26, 2014, the Supreme People’s Court revoked Hainan No. 1 Intermediate People’s Court and Hainan Higher People’s Court rulings and ruled that the case shall be heard by the Hainan No. 1 Intermediate People’s Court.  The Hainan No. 1 Intermediate People’s Court accepted the case under the caption (2014) Hainan Yi Zhong Min San Chu Zi No. 1. On October 21, 2014, the Hainan No. 1 Intermediate People’s Court changed the caption of this case to (2014) Hainan Yi Zhong Zhi Min Chu Zi No. 2.  On November 18, 2014, the Hainan No. 1 Intermediate People’s Court held its first substantive hearing in the Hainan case.    At the hearing, the parties presented evidence, reviewed claims, and answered questions from the court.  We are awaiting a decision from the Hainan No. 1 Intermediate People’s Court.

ITEM 1A.	RISK FACTORS

We will not be able to maintain our listing on The Nasdaq Global Select Market if we are unable to regain compliance with The NASDAQ Stock Market LLC’s minimum bid price requirement of $1.00 per share.

We are currently not in compliance with the requirements of the NASDAQ Stock Market LLC, or Nasdaq, for listing on The Nasdaq Global Select Market. We are required to meet certain financial criteria in order to maintain our listing on The Nasdaq Global Select Market. One such requirement is that we maintain a minimum closing bid price of at least $1.00 per share for our common stock. Because our stock traded below $1.00 per share for 30 consecutive business days, on January 14, 2015, Nasdaq notified us that we are no longer in compliance with Listing Rule 5450(a)(1). We were provided 180 calendar days, or until July 13, 2015, to regain compliance with the minimum closing bid price requirement. In accordance with Listing Rule 5810(c)(3)(A), we can regain compliance if the closing bid price of our common stock meets or exceeds $1.00 per share for at least 10 consecutive business days. If we are unable to demonstrate compliance by July 13, 2015, we may be eligible for additional time to regain compliance. If we are not eligible for an additional compliance period, the Nasdaq staff will provide notice that our shares of common stock will be subject to delisting. The delisting of our common stock could have a negative effect on our business, results of operations, financial condition and the market price of our common stock.

Investing in our common stock involves a high degree of risk. In addition to the above risk factor and the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider factors discussed in Part I, “Item IA. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, which could materially affect our business, financial condition or future results.  Apart from the above risk factor, to the best of our knowledge, as of the date of this report there have been no material change in the risk factors described in our Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously reported

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

AMERICAN SUPERCONDUCTOR CORPORATION
Date:	February 5, 2015	By:	/s/ David A. Henry
David A. Henry
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.1	Form of Warrant Agreement, between American Superconductor Corporation and American Stock Transfer & Trust Company, LLC	8-K	000-19672	4.1	11/13/14

4.2	Form of Warrant	8-K	000-19672	4.2	11/13/14

4.3	Amended and Restated Warrant Agreement, dated as of December 19, 2014, between American Superconductor Corporation and Hercules Technology Growth Capital, Inc.	8-K	000-19672	4.1	12/22/14

10.1	Second Amendment to Loan and Security Agreement, by and among American Superconductor Corporation, ASC Devens LLC, Superconductivity, Inc. and Hercules Technology Growth Capital, Inc., dated as of December 19, 2014.	8-K	000-19672	10.1	12/22/14

10.2	Second Modification to Mortgage and Security Agreement, dated as of December 19, 2014, by and between ASC Devens LLC and Hercules Technology Growth Capital, Inc.					*

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

**

101.INS	XBRL Instance Document.***

101.SCH	XBRL Taxonomy Extension Schema Document. ***

101.CAL	XBRL Taxonomy Calculation Linkbase Document. ***

101.DEF	XBRL Definition Linkbase Document. ***

101.LAB	XBRL Taxonomy Label Linkbase Document. ***

101.PRE	XBRL Taxonomy Presentation Linkbase Document. ***

*	Filed herewith
**	Furnished herewith
***	Submitted electronically herewith

Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet as of December 31, 2014 and March 31, 2014 (ii) Condensed Statements of Operations and Income for the three and nine months ended December 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended December 31, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2014 and 2013, and (v) Notes to Condensed Consolidated Financial Statements.