Form 10-K
period 2015-03-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2015-05-28
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on September 30, 2014, based on the closing price of the shares of Common Stock on the Nasdaq Global Select Market on that date ($14.10 per share) was $99.0 million.

Number of shares outstanding of the registrant’s Common Stock, as of May 22, 2015 was 13,863,254.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the annual meeting of stockholders scheduled to be held on July 31, 2015, to be filed with the Securities and Exchange Commission (the “SEC”), are incorporated by reference in answer to Part III of this Form 10-K.

AMERICAN SUPERCONDUCTOR CORPORATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that relate to future events or conditions, including without limitation, the statements in Part I, “Item 1A. Risk Factors” and in Part II under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects or our prospective results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain. There are a number of important factors that could materially impact the value of our common stock or cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include: We have a history of operating losses, which may continue in the future. Our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter; We have a history of negative operating cash flows, and we may require additional financing in the future, which may not be available to us; Our Term Loans include certain covenants and other events of default. Should we not comply with these covenants or incur an event of default, we may be required to repay our obligation in cash, which could have an adverse effect on our liquidity; We may be required to issue performance bonds or provide letters of credit, which restricts our ability to access any cash used as collateral for the bonds or letters of credit; Changes in exchange rates could adversely affect our results from operations; If we fail to maintain proper and effective internal controls over financial reporting, our ability to produce accurate and timely financial statements could be impaired and may lead investors and other users to lose confidence in our financial data; Our financial condition may have an adverse effect on our customer and supplier relationships; Our success in addressing the wind energy market is dependent on the manufacturers that license our designs; A significant portion of our revenues are derived from a single customer; Our success is dependent upon attracting and retaining qualified personnel and our inability to do so could significantly damage our business and prospects; We may not realize all of the sales expected from our backlog of orders and contracts; Our business and operations would be adversely impacted in the event of a failure or security breach of our information technology infrastructure; We may not be able to ramp up production at our newly leased manufacturing facility in Romania, and, if we are able to do so, we may have manufacturing quality issues, which would negatively affect our revenues and financial position; We rely upon third-party suppliers for the components and subassemblies of many of our Wind and Grid products, making us vulnerable to supply shortages and price fluctuations, which could harm our business; Many of our revenue opportunities are dependent upon subcontractors and other business collaborators; If we fail to implement our business strategy successfully, our financial performance could be harmed; Problems with product quality or product performance may cause us to incur warranty expenses and may damage our market reputation and prevent us from achieving increased sales and market share; Regulations related to conflict-free minerals may force us to incur significant additional expenses; Our contracts with the U.S. government are subject to audit, modification or termination by the U.S. government and include certain other provisions in favor of the government. The continued funding of such contracts remains subject to annual congressional appropriation which, if not approved, could reduce our revenue and lower or eliminate our profit; Many of our customers outside of the United States, particularly in China, are either directly or indirectly, related to governmental entities, and we could be adversely affected by violations of the United States Foreign Corrupt Practices Act and similar worldwide anti-bribery laws outside the United States; We have had limited experience in marketing and selling our superconductor products and system-level solutions, and our failure to effectively market and sell our products and solutions could lower our revenue and cash flow; We may acquire additional complementary businesses or technologies, which may require us to incur substantial costs for which we may never realize the anticipated benefits; Our success depends upon the commercial use of high temperature superconductor (HTS) products, which is currently limited, and a widespread commercial market for our products may not develop; Growth of the wind energy market depends largely on the availability and size of government subsidies and economic incentives; We have operations in and depend on sales in emerging markets, including India and China, and global conditions could negatively affect our operating results or limit our ability to expand our operations outside of these countries. Changes in India’s or China’s political, social, regulatory and economic environment may affect our financial performance; Our products face intense competition, which could limit our ability to acquire or retain customers; Our international operations are subject to risks that we do not face in the United States, which could have an adverse effect on our operating results; Adverse changes in domestic and global economic conditions could adversely affect our operating results; We may be unable to adequately prevent disclosure of trade secrets and other proprietary information; Our patents may not provide meaningful protection for our technology, which could result in us losing some or all of our market position; There are a number of technological challenges that must be successfully addressed before our superconductor products can gain widespread commercial acceptance, and our inability to address such technological challenges could adversely affect our ability to acquire customers for our products; Third parties have or may acquire patents that cover the materials, processes and technologies we use or may use in the future to manufacture our Amperium products, and our success depends on our ability to license such patents or other proprietary rights; Our technology and products could infringe intellectual property rights of others, which may require costly litigation and, if we are not successful, could cause us to pay substantial damages and disrupt our business; We have filed a demand for arbitration and other lawsuits against our former largest customer, Sinovel, regarding amounts we contend are overdue. We cannot be certain as to the outcome of these proceedings; We have been named as a party in various legal proceedings, and we may be named in additional litigation, all of which will require significant management time and attention, result in significant legal expenses and may result in an unfavorable outcome, which could have a material adverse effect on our business, operating results and financial condition; and our common stock has experienced, and may continue to experience, significant market price and volume fluctuations, which may prevent our stockholders from selling our common stock at a profit and could lead to costly litigation against us that could divert our management’s attention;.   These and the important factors discussed under the caption “Risk Factors” in Part 1. Item 1A of this Form 10-K for the fiscal year ended March 31, 2015, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Any such forward-looking statements represent management’s estimates as of the date of this Annual Report on Form 10-K. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

PART I

Item 1.	BUSINESS

Overview

American Superconductor Corporation (“AMSC®”) was founded on April 9, 1987. We are a leading provider of megawatt-scale solutions that lower the cost of wind power and enhance the performance of the power grid. In the wind power market, we enable manufacturers to field highly competitive wind turbines through our advanced power electronics products, engineering, and support services. In the power grid market, we enable electric utilities and renewable energy project developers to connect, transmit and distribute power through our transmission planning services and power electronics, and superconductor-based products. Our wind and power grid products and services provide exceptional reliability, security, efficiency, and affordability to our customers.

Our company has designed wind turbines for or licensed wind turbine designs to more than 10 wind turbine manufacturing customers including Inox Wind Limited (“Inox”) in India and Beijing JINGCHENG New Energy (“JCNE”) in China. We have also served over 100 customers in the grid market since our inception, including American Electric Power and Long Island Power Authority in the United States, EDF Group in France, Korean Electric Power Corporation in Korea and Ergon Energy in Australia. We serve customers globally through a localized sales and field service presence in our core target markets.

Our wind and power grid solutions help to improve energy efficiency, alleviate power grid capacity constraints and increase the adoption of renewable energy generation. Demand for our solutions is driven by the growing needs for renewable sources of electricity, such as wind and solar energy, and for modernized smart grids that improve power reliability, security, and quality. Concerns about these factors have led to increased spending by corporations as well as supportive government regulations and initiatives on local, state and national levels, including renewable portfolio standards, tax incentives, and international treaties. We estimate that today’s total annual addressable global market for our wind and grid solutions is approximately $10.0 billion.

We segment our operations into two market-facing business units: Wind and Grid. We believe this market-centric structure enables us to more effectively anticipate and meet the needs of wind turbine manufacturers, power generation project developers and electric utilities.

•

Wind. Through our Windtec SolutionsTM, our Wind business segment enables manufacturers to field wind turbines with exceptional power output, reliability, and affordability. We supply advanced power electronics and control systems, license our highly engineered wind turbine designs, and provide extensive customer support services to wind turbine manufacturers. Our design portfolio includes a broad range of drive trains and power ratings of 2 megawatts (“MW”) and higher. We provide a broad range of power electronics and software-based control systems that are highly integrated and designed for optimized performance, efficiency, and grid compatibility.

•

Grid. Through our Gridtec SolutionsTM, our Grid business segment enables electric utilities and renewable energy project developers to connect, transmit and distribute power with exceptional efficiency, reliability, security and affordability. We provide transmission planning services that allow us to identify power grid congestion, poor power quality, and other risks, which help us determine how our solutions can improve network performance. These services often lead to sales of our grid interconnection solutions for wind farms and solar power plants, power quality systems and transmission and distribution cable systems. We also sell ship protection products to the U.S. Navy through our Grid business segment.

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

•

Differentiated Technologies. Our PowerModule™ power converters are based on proprietary software and hardware combinations and are used in a broad array of applications, including our D-VAR® grid interconnection and voltage control systems, as well as our wind turbine electrical control systems. Our proprietary Amperium® superconductor wire was engineered to allow us to tailor the product via laminations to meet the electrical and mechanical performance requirements of widely varying end-use applications, including power cables and fault current limiters for the Grid market.

•

Highly Scalable, Low-Cost Manufacturing Platform. We can increase the production of our proprietary power electronics and superconductor technologies at costs that we believe are low relative to our competitors. Our proprietary manufacturing technique for Amperium wires is modular in nature, which allows us to expand manufacturing capacity at a relatively low incremental cost.

•

Robust Patent Position and Engineering Expertise. As of March 31, 2015, we owned more than 390 patents and patent applications worldwide (including international counterparts to U.S. patents), and had rights through exclusive and non-exclusive licenses to more than 220 additional patents and patent applications worldwide. We believe our technology and manufacturing knowledge base, customer and product expertise and patent portfolio provide a strong competitive position.

Strategy

Building on these competitive strengths, we plan to focus on driving revenue growth and enhancing our operating results through the objectives defined below.

•

Provide Solutions from Power Generation to Delivery. From the generation source to the distribution system, we focus on providing best-in-class engineering, support services, technologies and solutions that make the world’s power supplies smarter, cleaner and stronger.

•

Focus on “Megawatt-Scale” Power Offerings. Our research, product development, and sales efforts focus on megawatt-scale offerings ranging from designs of power electronics for large wind turbine platforms to systems that stabilize power flows, integrate renewable power into the grid and carry power to and from transmission and distribution substations.

•

Pursue Emerging Overseas Markets and Serve Key Markets Locally. We focus our sales efforts on overseas markets that are investing aggressively in renewable energy and power grid projects, and we have been particularly successful in targeting key Asian markets, including India and China. As part of our strategy, we serve our key target markets with local sales and field service personnel, which enables us to understand market dynamics and more effectively anticipate customer needs while also reducing response time. We currently serve target markets such as Australia, China, India, South Africa, the United Kingdom, and the United States.

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

Wind market overview

According to GlobalData, a research firm, nearly 52 Gigawatts (GW) of wind generation capacity were added worldwide in 2014, as compared to 35 GW in 2013.  GlobalData anticipates that more than 53 GW of additional capacity will be added in 2015.

Several factors are expected to drive the future growth in the wind power market, including substantial government incentives and mandates that have been established globally, technological improvements, turbine cost reductions, the development of the offshore wind market, and increasing cost competitiveness with existing power generation technologies. Technological advances, declining turbine production cost and fluctuating prices for some fossil fuels continue to increase the competitiveness of wind versus traditional power generation technologies.

Our solutions for the wind market

We address the challenges of the wind power market by designing and engineering wind turbines, providing extensive support services to wind turbine manufacturers and manufacturing and selling critical components for wind turbines.

•

Electrical Control Systems. We provide full electrical control systems or a subset of those systems (“core electrical components”) to manufacturers of wind turbines designed by us. Our electrical control systems regulate voltage, control power flows and maximize wind turbine efficiency, among other functions. To date, we have shipped enough core electrical components and complete electrical control systems to power more than 15,000 MW of wind power. We believe our electrical control systems represent approximately 10% of a wind turbine’s bill of materials. We believe that the total addressable market for electrical control systems was approximately $3.0 billion annually in 2014.

•

Wind Turbine Designs. We design and develop entire state-of-the-art onshore and offshore wind turbines with power ratings of 2 MW’s and higher for manufacturers who are in the business of producing wind turbines or who plan to enter the business of manufacturing wind turbines. These customers typically pay us licensing fees, and in some cases royalties for wind turbine designs, and purchase from us the core electrical components or complete electrical control systems needed to operate the wind turbines.

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

Grid market overview

It is widely believed that the electricity grid in the U.S. is in need of modernization through a technology upgrade if it is to maintain reliability and adapt to the changing market needs.  In fact, a recent report written by The White House and titled, “Economic Benefits of increasing Electric Grid Resilience in Weather Outages” found that economic damage from weather-related power outages averaged between $18 and $33 billion per year between 2003 and 2012 – and went as high as $75 billion in 2008 and $52 billion in 2012, as a result of damage caused by Hurricanes Ike and Sandy, respectively.  Furthermore, the electric grid is also vulnerable to equipment failure, acts of terror, and threats to cyber security.  Recent events and the reliance of safety, security, and economy on the electricity grid have prompted broad recognition worldwide of the need to modernize and enhance the reliability and security of power grids.

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

•

Capacity. The traditional way to enable increases in power grid capacity without losing voltage stability is to install more overhead power lines and underground cables. However, permitting new transmission and distribution lines can take 10 years or more due to various public policy issues, such as environmental, aesthetic, and health concerns. In urban and metropolitan areas, installing additional conventional underground copper cables is similarly challenging, since many existing underground corridors carrying power distribution cables are already filled to their physical capacity and cannot accommodate any additional conventional cables. In addition, adding new conduits requires excavation to expand existing corridors or create new corridors, which are costly and disruptive undertakings.

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

Our solutions for the grid market

We address these challenges in the Grid market by providing services and solutions designed to increase the power grid’s capacity, reliability, security and efficiency.  We also provide advanced ship protection equipment for the U.S Navy in this segment as each Navy ship can be thought of as having its own power grid.  Our solutions include:

•

Superconductor Wire and Applications. Conventional conductors of electricity, such as aluminum and copper wire, lose energy due to resistance. Using a compound of yttrium barium copper oxide (“YBCO”), we manufacture and provide high-temperature superconductor (“HTS”) wire that can conduct many times more electricity than conventional conductors with no power loss. We have developed full system solutions that we expect to sell directly to customers.  This business model leverages our applications expertise, drives value beyond the wire and enables us to recognize revenue and take ownership over the marketing and sales of the full systems.  These systems include:

o

Resilient Electric Grid Systems. Our REG system has two primary applications that increase the reliability and the capacity of the urban infrastructure.  For applications focused on reliability improvement, the REG cable is best used in a “ring” or “loop” configuration to interconnect nearby urban substations.  This enables urban utilities to share transmission connections and excess station capacity, while controlling the high fault currents that naturally result from such interconnections, providing protection against the adverse effects that follow the loss of critical substation facilities in urban areas.  For applications focused on capacity improvement, the REG cable can be used in a “branch” configuration. In this application, the REG cable connects an existing large urban substation with a new, much smaller, and more simplified substation within the city at a lower cost. The smaller urban substation does not need large power transformers and takes up much less space, thereby significantly reducing real estate, construction, and other related costs in the urban area. The key component to the REG system is a breakthrough cable system that combines very high power handling capacity with fault current limiting characteristics; features that are attributable to our proprietary HTS wire. Assuming all urban substations in major cities in the U.S. could be connected with our REG system, we believe the total annual addressable market is approximately $5.0 billion.

o

Ship Protection Systems.  The primary focus of our ship protection systems (“SPS”) has been degaussing systems. These systems reduce a Naval ship’s magnetic signature, making it much more difficult for a mine to detect and damage a ship.  Traditionally made of heavy copper wire, degaussing is required on all Navy combat ships.  Our HTS advanced degaussing system is lightweight, compact, and often outperforms its conventional counterpart.  This HTS system is estimated to enable a 50 to 80 percent reduction in total degaussing system weight, offering significant potential for fuel savings or options to add different payloads. The core components of a degaussing system are transferable to other applications being targeted for ship implementation. We are also continuing to work on expanding HTS technology into the fleet through a variety of applications for power, propulsion, and protection equipment. We estimate that the total addressable market for HTS-based, SPS systems for the U.S. Navy fleet to be between $75.0 million and $120.0 million per year between the years 2020 and 2025.

•	We are also providing full system solutions through a partnership with industry leader Nexans:
o

Stand-alone Fault Current Limiters.  Used in substations, superconductor fault current limiters (“SFCLs”) act as surge protectors for the power grid.  SFCLs can help protect the grid by reducing the destructive nature of faults, extending the life of existing substation equipment and allowing utilities to defer or eliminate equipment replacements or upgrades.  Together with Nexans, we offer SFCLs for medium voltage alternating current (“AC”) networks.

•

FACTS Systems. Flexible alternating current transmission system – or FACTS – is a system that consists of power electronics and other static components used for controlling power flow and voltage in the AC transmission system.  FACTS products aim to increase controllability and power transfer ability of a network, which allows more effective utilization of existing assets and reduces the need for new transmission lines, and facilities to increase electricity availability.  Our FACTS sales process begins with our group of experienced transmission planners working with power grid operators, renewable energy developers, and industrial system operators to identify power grid constraints and determine how our solutions might improve network performance.  These services often lead to sales of grid interconnection solutions for wind farms and solar power plants, power quality systems for utilities and heavy industrial operations and transmission and distribution cable systems.  Our transmission planners work with our customers on the following solutions:

o

D-VAR® Systems. The power that flows through AC networks comprises both real power, measured in watts, and reactive power, measured in Volt Amp Reactive (“VARs”). In simple terms, reactive power is required to support voltage in the power network. D-VAR systems can provide the reactive power needed to stabilize voltage on the grid.  These systems also can be used to connect wind farms and solar power plants to the power grid seamlessly as well as to protect certain industrial facilities against voltage swells and sags. GlobalData and AMSC estimate the market for FACTS systems such as D-VAR was more than $1.4 billion in 2014 and that this market could increase to nearly $1.6 billion by 2020.

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

Core Technologies

Superconductors

Our second generation (“2G”) HTS wire technology helps us address the smart grid infrastructure market opportunity by providing components and solutions designed to increase the power grid’s capacity, reliability, security and efficiency. Our wire, known as Amperium wire, conducts electricity with zero resistance below about -297 degrees Fahrenheit. Additionally, our 2G wire has the ability to switch to a resistive state whenever a fault current exceeds a predetermined value.  This characteristic is a key enabler to our REG system. The technology can be used in many applications including electricity transmission cables, superconducting generators, voltage regulators and degaussing systems for naval vessels. Superconductor power cables, which are a class of high-capacity, environmentally-benign, and easy-to-install transmission and distribution cables, address power grid capacity issues by increasing the thermal limit of existing or new corridors.  Superconductor power cables are cylindrically shaped systems consisting of HTS wires (which conduct electricity) surrounded by electrical insulation encased in a metal or polymeric jacket.

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

PowerModule Power Converters

Our family of PowerModule power electronic converters incorporates power semiconductor devices that switch, control and move large amounts of power faster and with far less disruption than the electromechanical switches historically used. While today our PowerModule systems are used primarily in wind and power grid applications, they also have been incorporated into electric motor drives, distributed and dispersed generation devices (micro-turbines, fuel cells, and photovoltaics), power quality solutions, batteries, and flywheel-based uninterruptible power supplies.

Our wind turbine electrical control systems and our D-VAR systems incorporate our PowerModule technology.

Customers

We have designed wind turbines for or licensed wind turbine designs to more than 10 wind turbine manufacturing customers including Inox in India and JCNE in China. We have also served over 100 customers in the grid market since our inception, including American Electric Power and Long Island Power Authority in the United States, EDF Group in France, Korean Electric Power Corporation in Korea and Ergon Energy in Australia. We serve customers globally through a localized sales and field service presence in our core target markets.

Facilities and manufacturing

Our primary facilities and their primary functions are as follows:

•	Devens, Massachusetts — Corporate headquarters, superconductors research, development and manufacturing, FACTS product engineering and manufacturing
•	New Berlin, Wisconsin — Power electronics and controls research and development
•	Klagenfurt, Austria — Wind turbine engineering
•	Suzhou, China — Electrical Control System and PowerModule power converter manufacturing for the Chinese market
•	Timisoara, Romania – Electrical Control System and PowerModule power converter manufacturing for all other markets

Our global footprint also includes sales and field service offices in Australia, Germany, India, and the United Kingdom.

Sales and marketing

Our strategy is to serve customers locally in our core target markets through a direct sales force operating out of sales offices worldwide. In addition, we have begun to utilize manufacturers’ sales representatives in the United States to market our products to utilities in North America.  The sales force also leverages business development staff for our various offerings as well as our team of wind turbine engineers and power grid transmission planners, all of whom help to ensure that we have an in-depth understanding of customer needs and provide cost-effective solutions for those needs.

In fiscal 2014, Inox accounted for approximately 56% of our total revenues, no other customer accounted for more than 10% of our total revenues in fiscal 2014.  In fiscal 2013, Inox and JCNE accounted for approximately 31% and 18%, respectively, of our total revenues. In fiscal 2012, Inox and JCNE accounted for approximately 19% and 13%, respectively, of our total revenues.

The portion of total revenue recognized from customers located outside the United States was 86%, 87% and 85% for fiscal 2014, 2013 and 2012, respectively. Of the revenue recognized from customers outside the United States, we recognized 17%, 34% and 24% from customers in China in fiscal 2014, 2013 and 2012, respectively, and we recognized 65%, 36% and 23% from customers in India for fiscal 2014, 2013 and 2012, respectively. For additional financial information, see the notes to consolidated financial statements included herein, including Note 17, “Business Segment and Geographic Information”.

Our foreign operations, particularly our operations in China, India and other emerging markets, expose us to a variety of risks.  With respect to China, our financial performance may be affected by China’s political, social, and regulatory and economic environment, including the role of the Chinese government in the Chinese economy, Chinese policies toward economic liberalization, and laws and policies affecting foreign companies, currency exchange rates and other matters.  For a discussion of additional risks associated with our foreign operations, see Item 1A, “Risk Factors – We have operations in and that depend on sales in emerging markets, including China and India, and global conditions could negatively affect our operating results or limit our ability to expand our operations outside of these countries.  Changes in China’s or India’s political, social, regulatory and economic environment may affect our financial performance.”

Backlog

We had backlog at March 31, 2015 of approximately $40.7 million from government and commercial customers, compared to $34.7 million at March 31, 2014. Current backlog represents the value of contracts and purchase orders received for which delivery is expected during the next twelve months based on contractually agreed-upon terms.  The year over year increase in backlog is driven primarily by the larger orders received from Inox in fiscal 2014, as well as stronger orders recently for our D-VAR product.

Competition

We face competition in various aspects of our technology and product development. We believe that competitive performance in the marketplace depends upon several factors, including technical innovation, range of products and services, product quality and reliability, customer service and technical support.

Wind

We face competition from companies offering power electronic converters for use in applications for which we expect to sell our PowerModule products. These companies include ABB, Hopewind, Semikron, Shinergy, Vacon, and Xantrex (a subsidiary of Schneider Electric).

We face competition from companies offering various types of wind turbine electrical system components, which include ABB, Ingeteam, Mita-Teknik and Woodward. We also face indirect competition in the wind energy market from global manufacturers of wind turbines, such as Gamesa, General Electric, Suzlon, and Vestas.

We face competition for the supply of wind turbine engineering design services from design engineering firms such as GL Garrad Hassan, and from licensors of wind turbine systems such as Aerodyn.

Grid

We face competition from other companies offering FACTS systems similar to our D-VAR solutions. These include static var compensators (“SVCs”) from ABB, Alstom, AREVA, Mitsubishi Electric, and Siemens; adaptive VAR compensators and STATCOMs produced by ABB, Siemens, and S&C Electric; Dynamic voltage restorers (“DVRs”) produced by companies such as ABB and S&C Electric; and flywheels and battery-based uninterruptable power supply (“UPS”) systems offered by various companies around the world.

We face competition both from suppliers of traditional utility solutions and from companies who are developing HTS wires. We also face competition for our Amperium wire from a number of companies in the United States and abroad. These include MetOx, Superconductor Technologies and Superpower (a subsidiary of Furukawa) in the United States; Fujikura and Sumitomo in Japan; SuNAM in South Korea; and Bruker, Deutsche Nanoschicht GmbH, and Theva GmbH, in Europe; Innova and Shanghai Creative Superconductor in China; and SuperOx in Russia. With our HTS-based REG product, we are offering a new approach that provides alternatives to utilities for power system design. Therefore, we believe that we compete with traditional approaches such as new full sized substations, overhead and underground transmission, and urban power transformers.

We believe we are currently the only company that can offer HTS based SPS products that have been fully qualified for use aboard Navy surface combatants.  Therefore, the primary competition for our SPS products is currently coming from defense contractors that provide the copper-based systems that our lighter, more efficient HTS versions have been developed to replace.  Companies such as L3, Excelis, Raytheon and Textron have the bulk of the copper-based business today.  However, over time, as the HTS SPS proliferate to the fleet, companies that have the capability to manufacture and/or package HTS wire into robust, turn-key systems will likely attempt to duplicate our products, and thus additional competition is expected from more traditional HTS competitors such as those listed above.

Many of our competitors have substantially greater financial resources, research and development, manufacturing and marketing capabilities than we do. In addition, as our target markets develop, other large industrial companies may enter these fields and compete with us.

Patents, licenses and trade secrets

Patent Background

An important part of our business strategy is to develop a strong worldwide patent position in all of our technology areas. Our intellectual property (“IP”) portfolio includes both patents we own and patents we license from others. We devote substantial resources to building a strong patent position. As of March 31, 2015, we owned (either solely or jointly) 98 U.S. patents and 7 U.S. patent applications on file. We also hold licenses from third parties covering more than 80 issued U.S. patents and patent applications. Together with the international counterparts of each of these patents and patent applications, we own more than 390 patents and patent applications worldwide, and have rights through exclusive and non-exclusive licenses to more than 220 additional patents and patent applications. We believe that our current patent position, together with our expected ability to obtain licenses from other parties to the extent necessary, will provide us with sufficient proprietary rights to develop and sell our products. However, for the reasons described below, we cannot assure you that this will be the case.

Despite the strength of our patent position, a number of U.S. and foreign patents and patent applications of third parties relate to our current products, to products we are developing, or to technology we are now using in the development or production of our products. We may need to acquire licenses to those patents, contest the scope or validity of those patents, or design around patented processes or applications as necessary. If companies holding patents or patent applications that we need to license are competitors, we believe the strength of our patent portfolio will significantly improve our ability to enter into license or cross-license arrangements with these companies. We have already successfully negotiated cross-licenses with several competitors. We may be required to obtain licenses to some patents and patent applications held by companies or other institutions, such as national laboratories or universities, not directly competing with us. Those organizations may not be interested in cross-licensing or, if willing to grant licenses, may charge unreasonable royalties. We have successfully obtained licenses related to HTS wire from a number of such organizations with royalties we consider reasonable. Based on historical experience, we expect that we will be able to obtain other necessary licenses on commercially reasonable terms. However, we cannot provide any assurance that we will be able to obtain all necessary licenses from competitors on commercially reasonable terms, or at all.

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

A U.S. patent owned by the University of Tennessee/Battelle, which is used in the substrate and buffer layer process of our HTS wire, and is non-exclusively licensed to AMSC, expires in fiscal year 2015.  However, there are multiple foreign counter-part patents which continue to be exclusively licensed to AMSC and do not expire until fiscal year 2016.

Wind and Grid Patents

We have received patents and filed a significant number of additional patent applications on power quality and reliability systems, including our D-VAR system. Our products are covered by more than 60 patents and patents pending worldwide on both our systems and power converter products. The patents and applications focus on inventions that significantly improve product performance and reduce product costs, thereby providing a competitive advantage. One invention of note allows for a reduction in the number of power inverters required in the system by optimally running the inverters in overload mode, thereby significantly reducing overall system costs. Another important invention uses inverters to offset transients due to capacitor bank switching, which provides improved system performance.

Under our Windtec SolutionsTM brand, we design a variety of wind turbine systems and license these designs, including expertise and patent rights, to third parties for an upfront fee, plus in some cases, future royalties. Our wind turbine designs are covered by more than 35 patents and patents pending worldwide on wind turbine technology. We have patent coverage on the unique design features of our blade pitch control system, which ensures optimal aerodynamic flow conditions on the turbine blades and improves system efficiency and performance. The pitch system includes a patented SafetyLOCK™ feature that causes the blades to rotate to a feathered position to prevent the rotor blades from spinning during a fault.

We recognize the importance of IP protection in China and believe that China is steadily moving toward recognizing and acting in accordance with international norms for IP. As such, we have incorporated China in our patent strategy for all of our various products. Nevertheless, we recognize that the risk of IP piracy is still higher in China than in most other industrialized countries, and so we are careful to limit the technology we provide through our product sales and other expansion plans in China. While we take the steps necessary to ensure the safety of our IP, we cannot provide any assurance that these measures will be fully successful. For example, see Part I, Item 3, “Legal Proceedings,” for more information regarding legal proceedings that we have undertaken against Sinovel Wind Group Co., Ltd (“Sinovel”) alleging the illegal use of our intellectual property.

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

We have a significant number of patents and patents pending covering applications of HTS wire, such as HTS fault current limiting technology including our fault current limiting cable, HTS rotating machines and ship protection systems. Since the superconductor rotating machine and the fault current limiting cable applications are relatively new, we are building a particularly strong patent position in these areas. At present, we believe we have the world’s broadest and most fundamental patent position in superconductor rotating machines technology. We have also filed a series of patents on our concept for our proprietary fault current limiting technology. However, there can be no assurance that that these patents will be sufficient to assure our freedom of action in these fields without further licensing from others. See Part I, Item 1A, “Risk Factors,” for more information regarding the status of the commercialization of our Amperium wire products.

Trade Secrets

Some of the important technology used in our operations and products is not covered by any patent or patent application owned by or licensed to us. However, we take steps to maintain the confidentiality of this technology by requiring all employees and all consultants to sign confidentiality agreements and by limiting access to confidential information. We cannot provide any assurance that these measures will prevent the unauthorized disclosure or use of that information. For example, see Part I, Item 3, “Legal Proceedings,” for more information regarding legal proceedings that we have filed against Sinovel alleging the illegal use of our intellectual property. In addition, we cannot provide any assurance that others, including our competitors, will not independently develop the same or comparable technology that is one of our trade secrets.

Employees

As of March 31, 2015, we employed 318 persons. None of our employees are represented by a labor union. Retaining our key employees is important for achieving our goals, and we are committed to developing a working environment that motivates and rewards our employees.

In response to the abrupt change in our business due to the situation with Sinovel, since May 2011 we have undertaken several restructuring actions over the past several years in order to reorganize global operations, streamline various functions of the business and reduce our global workforce to match the demand for our products.

Reverse Stock Split

On March 24, 2015, we filed a Certificate of Amendment to our Restated Certificate of Incorporation with the Secretary of State of the State of Delaware effecting a one-for-ten reverse stock split of our common stock.  The Certificate of Amendment also decreased the number of authorized shares of our common stock from 150,000,000 shares to 75,000,000 shares, but did not change the par value of our common stock.  Unless otherwise indicated, all historical references to shares of common stock, shares of restricted stock, restricted units, shares underlying options, warrants or calculations that use common stock for per share financial reporting have been adjusted for comparative purposes to reflect the impact of the 1-for-10 reverse stock split as if it had occurred at the beginning of the earliest period presented.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The table and biographical summaries set forth below contain information with respect to our executive officers as of the date of this filing:

Name	Age	Position
Daniel P. McGahn	43	President, Chief Executive Officer and Director
David A. Henry	53	Executive Vice President, Chief Financial Officer and Treasurer
James F. Maguire	59	Executive Vice President, Operations

Daniel P. McGahn joined us in December 2006 and has been chief executive officer and a member of our board of directors since June 2011. He previously served as president and chief operating officer from December 2009 to June 2011, as senior vice president and general manager of our AMSC Superconductors business unit from April 2008 until December 2009, as vice president of our AMSC Superconductors business unit from March 2007 to April 2008 and as vice president of strategic planning and development from December 2006 to March 2007. From 2003 to 2006, Mr. McGahn served as executive vice president and chief marketing officer of Konarka Technologies. We believe Mr. McGahn’s qualifications to sit on our board of directors include his extensive experience with our company, including serving as our president since 2009, experience in the power electronics industry and strategic planning expertise gained while working in senior management as a consultant for other public and private companies.

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

We have recorded net losses in each of the last three fiscal years, including a net loss of $48.7 million for the fiscal year ended March 31, 2015, and we are unlikely to be profitable in fiscal 2015. We cannot be certain that we will regain profitability in the future.

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

As of March 31, 2015, we had approximately $24.5 million of cash, cash equivalents, and restricted cash, and during the fiscal year ended March 31, 2015, we used $32.7 million in cash for our operating activities, which includes approximately $8.4 million for the payment of an arbitration award to a former customer. We have experienced substantial net losses, including a net loss of $48.7 million for the fiscal year ended March 31, 2015. From April 1, 2011 through March 31, 2015, our various restructuring activities resulted in a substantial reduction of our global workforce. We plan to continue to closely monitor our expenses and if required, will further reduce operating costs and capital spending to enhance liquidity.

On June 5, 2012, we entered into a senior secured term loan, or Term Loan, under which we borrowed $10.0 million. On November 15, 2013, we amended our Term Loan and entered into a new term loan, or the New Term Loan B, borrowing an additional $10.0 million.  On December 19, 2014, we entered into a second amendment, or the New Term Loan C, for an additional $1.5 million. We refer to the Term Loan, New Term Loan B and New Term Loan C collectively as the Term Loans.  As of March 31, 2015 we have $8.2 million outstanding on the Term Loans.  The Term Loan was paid in full on December 1, 2014. Additionally on April 29, 2015, we closed on an equity financing which raised net proceeds of $22.3 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

Our liquidity is highly dependent on our ability to profitably grow our revenues, control our operating costs, fund monthly obligations under the Term Loans and secure additional financing if required.  We may require additional capital to adequately respond to future business challenges or opportunities, including, but not limited to, the need to develop new products or enhance existing products, maintaining or expanding research and development projects, and the need to build inventory or to invest other cash to support business growth.  In the event that additional liquidity is required, there can be no assurance that such financing would be available or, if available, that such financing could be obtained upon terms acceptable to us.

Our Term Loans include certain covenants and other events of default. Should we not comply with these covenants or incur an event of default, we may be required to repay our obligation in cash, which could have an adverse effect on our liquidity.

Our Term Loans include certain financial and administrative covenants, including a requirement to maintain a minimum unrestricted U.S. cash balance equal to the lower of $5.0 million or the aggregate outstanding principal balance of the Term Loans.  This requirement decreased to the lower of $2.0 million or the aggregate outstanding principal balance of the Term Loans as a result of raising new capital in April 2015. As of March 31, 2015, the minimum threshold was $5.0 million.

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

Currency exchange rate fluctuations could have an adverse effect on our revenues and results of operations, and we could experience losses with respect to hedging activities. In fiscal 2014, 86% of our revenues were recognized from sales outside the United States. In addition, approximately 61% of our revenues in fiscal 2014 were derived under sales contracts where prices were denominated in the Euro.  Recently, the Euro has weakened substantially against the U.S. dollar.  Unfavorable currency fluctuations could require us to increase prices to foreign customers, which could result in a lesser number of orders, and therefore lower revenues, from such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be adversely affected. In addition, most sales made by our foreign subsidiaries are denominated in the currency of the country in which these products are sold, and the currency they receive in payment for such sales could be less valuable at the time of receipt as a result of exchange rate fluctuations. From time to time, we enter into derivative instruments, including forward foreign exchange contracts and currency options to reduce currency exposure arising from intercompany sales of inventory and exposures arising from the sale of products denominated in one currency while costs are denominated in another. However, we cannot be certain that our efforts will be adequate to protect us against significant currency fluctuations or that such efforts will not expose us to additional exchange rate risks.

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

A significant portion of our revenues are derived from a single customer.

Our largest customer is Inox in India.  Inox accounted for 56% of our total revenues during the fiscal year ended March 31, 2015 and 31% of our revenues during the fiscal year ended March 31, 2014.  Revenues from Inox are supported by supply contracts for wind turbine electrical control systems.  If Inox cancelled such contracts, or discontinued future purchases from us, we would likely be unable to replace the related revenues.  This would have a material adverse impact on our operating results and financial position.

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

Hiring and retaining good personnel for our business is challenging, and highly qualified technical personnel are likely to remain a limited resource for the foreseeable future despite current economic conditions and high unemployment levels. We may not be able to hire the necessary personnel to implement our business strategy.  In addition, we may need to provide higher compensation or more training to our personnel than we currently anticipate. Moreover, any officer or employee can terminate his or her relationship with us at any time.

Over the past several years, we have substantially reduced our global workforce in order to lower expenses, reorganize our global operations, and streamline various functions of the business, to match the demand for our products. Employee retention may be a particularly challenging issue following reductions in workforce and organizational changes since we also must continue to motivate employees and keep them focused on our strategies and goals. If we lose any key personnel, we may not be able to find qualified individuals to replace them, and our business, results of operations and financial condition could be materially adversely affected.

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

We may not be able to ramp up production at our new manufacturing facility in Romania, and, if we are able to do so, we may have manufacturing quality issues, which would negatively affect our revenues and financial position.

We have leased a manufacturing facility in Timisoara, Romania, where we manufacture wind turbine electrical control systems for all other markets apart from the Chinese market. Increasing production in a new manufacturing facility entails a number of risks, including the risk that we may not be able to successfully ramp up production due to unforeseen events such as a shortage in cash flow, quality issues, or inability to hire qualified personnel. Even if we are able to successfully increase production at our new Romanian facility, we may not be able to do so within the cost and timeframe we anticipate and without impacting operating efficiency. Additionally, we cannot guarantee that the employees we hire to work in our Romanian plant will be able to produce a product that meets our customers’ quality standards. If we experience delays or increased costs, cannot produce a high quality product, or other unforeseen events occur, our business, financial condition and results of operations could be adversely affected.

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

We are producing certain Wind products in our manufacturing facilities in China and Romania. In order to minimize costs and time to market, we have and will continue to identify local suppliers that meet our quality standards to produce certain of our subassemblies and components. These efforts may not be successful. In addition, any event which negatively impacts our supply, including, among others, wars, terrorist activities, natural disasters and outbreaks of infectious disease, could delay or suspend shipments of products or the release of new products or could result in the delivery of inferior products. Our revenues from the affected products would decline or we could incur losses until such time as we are able to restore our production processes or put in place alternative contract manufacturers or suppliers. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies.

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

Our ability to implement our business strategy could also be affected by a number of factors beyond our control, such as increased competition, legal developments, government regulation, general economic conditions, or increased operating costs or expenses.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo, or DRC, and adjoining countries. As a result, in August 2012 the SEC established annual disclosure and reporting requirements for those companies who use “conflict” minerals mined from the DRC and adjoining countries, which directly or indirectly finance or benefit armed groups in the DRC or an adjoining country, in their products. These requirements require on-going due diligence efforts and could affect the sourcing and availability of minerals used in the manufacture of our products. As a result, we may not be able to obtain materials at competitive prices and there has been significant effort associated with completing the due diligence procedures that satisfy this regulation. In addition, as our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement, and we may incur additional costs as a result of changes to product, processes or sources of supply as a consequence of these new requirements.

Our contracts with the U.S. government are subject to audit, modification or termination by the U.S. government and include certain other provisions in favor of the government. The continued funding of such contracts remains subject to annual congressional appropriation which, if not approved, could reduce our revenue and lower or eliminate our profit.

As a company that contracts with the U.S. government, we are subject to financial audits and other reviews by the U.S. government of our costs and performance, accounting, and general business practices relating to these contracts. Based on the results of these audits, the U.S. government may adjust our contract-related costs and fees. We cannot be certain that adjustments arising from government audits and reviews would not have a material adverse effect on our results of operations.

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

All of our U.S. government contracts can be terminated by the U.S. government for its convenience, including our contract with the Department of Homeland Security (“DHS”) to deploy our REG system in Commonwealth Edison’s (“ComEd”) electric grid in Chicago, Illinois (“Project REG”).  Moving to the manufacturing and construction stage of Project REG is dependent upon both DHS and ComEd agreeing to proceed following the successful completion of a detailed deployment plan. We can provide no assurance that DHS and ComEd will agree to proceed with the project.  Termination-for-convenience provisions typically provide only for our recovery of costs incurred or committed, and for settlement of expenses and profit on work completed prior to termination. In addition to the right of the U.S. government to terminate its contracts with us, U.S. government contracts are conditioned upon the continuing approval by the U.S. Congress of the necessary spending to honor such contracts. Congress often appropriates funds for a program on a fiscal-year basis even though contract performance may take more than one year. Consequently, at the beginning of many major governmental programs, contracts often may not be fully funded, and additional monies are then committed to the contract only if, as and when appropriations are made by the U.S. Congress for future fiscal years.

We cannot be certain that our U.S. government contracts, including our contract for Project REG, will not be terminated or suspended in the future. The U.S. government’s termination of, or failure to fully fund, one or more of our contracts would have a negative impact on our operating results and financial condition. Further, in the event that any of our government contracts are terminated for cause, it could affect our ability to obtain future government contracts which could, in turn, seriously harm our ability to develop our technologies and products.

Many of our customers outside of the United States, particularly in China, are either directly or indirectly, related to governmental entities, and we could be adversely affected by violations of the United States Foreign Corrupt Practices Act and similar worldwide anti-bribery laws outside the United States.

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

We have had limited success marketing and selling our superconductor products and system-level solutions, and our failure to more broadly market and sell our products and solutions could lower our revenue and cash flow.

To date, we have had limited success marketing and selling our superconductor products and system-level solutions, and there are few people who have significant experience marketing or selling superconductor products and system-level solutions. Once our products and solutions are ready for widespread commercial use, we will have to develop a marketing and sales organization that will effectively demonstrate the advantages of our products over both more traditional products and competing superconductor products or other technologies. We may not be successful in our efforts to market this technology and we may not be able to establish an effective sales and distribution organization.

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

We cannot provide any assurance that we will realize any of the anticipated benefits of any acquisition, and if we fail to realize these anticipated benefits, our operating performance could suffer.

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

At present, the cost of wind energy exceeds the cost of conventional power generation in many locations around the world. Various governments have used different policy initiatives to encourage or accelerate the development and adoption of wind energy and other renewable energy sources. Renewable energy policies are in place in the European Union, certain countries in Asia, including India, China, Japan and South Korea, and many of the states in Australia and the United States. Examples of government- sponsored financial incentives include capital cost rebates, feed-in tariffs, tax credits, net metering and other incentives to end-users, distributors, system integrators and manufacturers of wind energy products to promote the use of wind energy and to reduce dependency on other forms of energy. Governments may decide to reduce or eliminate these economic incentives for political, financial or other reasons. Reductions in, or eliminations of, government subsidies and economic incentives before the wind energy industry reaches a sufficient scale to be cost-effective in a non-subsidized marketplace could reduce demand for our products and adversely affect our business prospects and results of operations.

We have operations in and depend on sales in emerging markets, including India and China, and global conditions could negatively affect our operating results or limit our ability to expand our operations outside of these countries. Changes in India’s or China’s political, social, regulatory and economic environment may affect our financial performance.

We have operations in India and China and, in recent years, a significant portion of our total revenues has been derived from customers in these markets.  Our financial performance depends upon our ability to carry on our operations and market our products in these countries, as well as other emerging markets around the world.  We are, and will continue to be, subject to financial, political, economic and business risks in connection with our operations and sales in these emerging markets. In addition to the business risks inherent in developing and servicing these markets, economic conditions may be more volatile, legal and regulatory systems less developed and predictable, and the possibility of various types of adverse governmental action more pronounced in emerging markets. In addition, inflation, fluctuations in currency and interest rates, competitive factors, civil unrest and labor problems could affect our revenues, expenses and results of operations. Our operations could also be adversely affected by acts of war, terrorism or the threat of any of these events as well as government actions such as controls on imports, exports and prices, tariffs, new forms of taxation, or changes in fiscal regimes and increased government regulation in the countries in which we operate or service customers. Unexpected or uncontrollable events or circumstances in any of these markets could have a material adverse effect on our financial results and cash flows.

With respect to China in particular, our financial performance may be affected by changes in China’s political, social, regulatory and economic environment. For example, new grid interconnection standards are being imposed in China, which slowed the wind turbine installation growth rate in prior years. Such changes mean the Chinese wind market will be subject to substantial uncertainty, which may cause our customers to delay or cancel orders.

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

Our financial performance could also be affected by the political and social environment in India.  In recent years, India has experienced civil unrest and terrorism and has been involved in conflicts with neighboring countries.  The potential for hostilities between India and Pakistan has been high in light of tensions related to recent terrorist incidents in India and the unsettled nature of the regional geopolitical environment, including events in and related to Afghanistan and Iraq.

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

Our Wind business faces competition for the supply of wind turbine engineering design services from design engineering firms such as GL Garrad Hassan, and from licensors of wind turbine systems such as Aerodyn.

Our Wind business also faces competition from companies offering power electronic converters for use in applications for which we expect to sell our PowerModule products. These companies include ABB, Hopewind, Semikron, Shinergy, Vacon and Xantrex (a subsidiary of Schneider Electric).

Finally, our Wind business faces competition from companies offering wind turbine electrical system components, including ABB, Ingeteam, Mita-Teknik, and Woodward. We also face indirect competition in the wind energy market from global manufacturers of wind energy systems, such as Gamesa, General Electric, Suzlon and Vestas.

Our Grid business faces competition from companies offering FACTS systems similar to our D-VAR solution. These include SVCs from ABB, Alstom, AREVA, Mitsubishi Electric and Siemens; adaptive VAR compensators and STATCOMs produced by ABB, Siemens, and S&C Electric; dynamic voltage restorers produced by companies such as ABB and S&C Electric; and flywheels and battery-based UPS systems offered by various companies around the world.

Our Grid business also faces competition both from suppliers of traditional wires made from materials such as copper and from companies who are developing HTS wires.

Finally, our Grid business faces competition for our Amperium wire from a number of companies in the United States and abroad who are developing 2G HTS wire technology. These include MetOx, Superconductor Technologies and Superpower (a subsidiary of Furukawa) in the United States; Fujikura, and Sumitomo in Japan; SuNAM in South Korea; and Bruker, Deutsche Nanoschichit GmbH, and Theva GmbH in Europe; Innova and Shanghai Creative Superconductor in China; and SuperOx in Russia.  With our HTS-based REG product, we are offering a new approach that provides alternatives to utilities for power system design.  Therefore, we believe that we compete with traditional approaches such as new full sized substations, overhead and underground transmission, and urban power transformers.

We believe we are currently the only company that can offer HTS-based Ship Protection Systems (SPS) that have been fully qualified for use aboard Navy surface combatants.  Therefore, the primary competition for our SPS products is currently coming from defense contractors that provide the copper-based systems that our lighter, more efficient HTS versions have been developed to replace.  Companies such as L3, Excelis, Raytheon and Textron have the bulk of the copper-based business today.  However, over time, as the HTS SPS proliferate to the fleet, companies that have the capability to manufacture and/or package HTS wire into robust, turn-key systems will most likely attempt to duplicate our products and thus additional competition is expected from more traditional HTS competitors such as those listed above.

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

In recent years, a substantial majority of our consolidated revenues were recognized from customers outside of the United States. For example, 86% of our revenues in fiscal 2014 and 87% of our revenues in fiscal 2013 were recognized from sales outside the United States. Our international operations are subject to a variety of risks that we do not face in the United States, including:

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

We have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. In recent years, the state of both the domestic and global economies has been uncertain due to the difficulty in obtaining credit, weak economic recovery, and financial market volatility. Adverse credit conditions in the future could have a negative impact on our ability to execute on future strategic activities.  In addition, if credit is difficult to obtain in the future, some customers may delay or reduce purchases. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies, increased accounts receivable and inventory write-offs and increased price competition. Any of these events would likely harm our business, results of operations and financial condition.

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

In recent years, there has been significant litigation involving patents and other intellectual property rights in many technology-related industries. There may be patents or patent applications in the United States or other countries that are pertinent to our products or business of which we are not aware. The technology that we incorporate into and use to develop and manufacture our current and future products, including the technologies we license, may be subject to claims that they infringe the patents or proprietary rights of others. The success of our business will also depend on our ability to develop new technologies without infringing or misappropriating the proprietary rights of others. Third parties may allege that we infringe patents, trademarks or copyrights, or that we misappropriated trade secrets. These allegations could result in significant costs and diversion of the attention of management. If a successful claim were brought against us and we are found to infringe a third party’s intellectual property rights, we could be required to pay substantial damages, including treble damages if it is determined that we have willfully infringed such rights, or be enjoined from using the technology deemed to be infringing, or using, making or selling products deemed to be infringing. If we have supplied infringing products or technology to third parties, we may be obligated to indemnify these third parties for damages they may be required to pay to the patent holder and for any losses they may sustain as a result of the infringement. In addition, we may need to attempt to license the intellectual property right from such third party or spend time and money to design around or avoid the intellectual property. Any such license may not be available on reasonable terms, or at all. An adverse determination may subject us to significant liabilities and/or disrupt our business.

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

The market price of our common stock has historically experienced significant volatility and may continue to experience such volatility in the future. Factors such as our financial performance, liquidity requirements, technological achievements by us and our competitors, the establishment of development or strategic relationships with other companies, strategic acquisitions, new customer orders and contracts, and our introduction of commercial products may have a significant effect on the market price of our common stock. The stock market in general, and the stock of high technology companies, in particular, have, in recent years, experienced extreme price and volume fluctuations, which are often unrelated to the performance or condition of particular companies. Such broad market fluctuations could adversely affect the market price of our common stock. Due to these factors, the price of our common stock may decline and investors may be unable to resell their shares of our common stock for a profit. Following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. In the past, we have been subject to a number of class action lawsuits which were filed against us on behalf of certain purchasers of our common stock. If we become subject to additional litigation of this kind in the future, it could result in additional substantial litigation costs, a damages award against us and the further diversion of our management’s attention.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

Our corporate headquarters, FACTS manufacturing and Amperium wire manufacturing operations are located in a 355,000-square-foot facility owned by us and located in Devens, Massachusetts.

We also occupy leased facilities located in New Berlin, Wisconsin; Suzhou, China; Klagenfurt, Austria; and Timisoara, Romania with a combined total of approximately 272,000 square feet of space. These leases have varying expiration dates through March 2021 which can generally be terminated at our request after a six month advance notice. Our other locations focus primarily on applications engineering, sales and/or field service and do not have significant leases or physical presence. We believe all of these facilities are well-maintained and suitable for their intended uses.

The following table summarizes information regarding our significant leased and owned properties, as of March 31, 2015:

Location	Supporting	Square footage	Owned/Leased
United States
Devens, Massachusetts	Corporate & Grid Segments	355,000	Owned

New Berlin, Wisconsin	Wind & Grid Segments	50,000	Leased
China
Suzhou	Wind Segment	157,000	Leased
Austria
Klagenfurt	Wind Segment	32,000	Leased
Romania
Timisoara	Wind Segment	33,000	Leased

Item 3.	LEGAL PROCEEDINGS

Ghodawat Energy Pvt Ltd (“Ghodawat”), a company registered in India carrying on the business of wind power development, lodged a Request for Arbitration with the Secretariat of the ICC International Court of Arbitration (the “ICC Court”) on May 12, 2011 and named the Company’s wholly-owned Austrian subsidiary, AMSC Austria GmbH (“AMSC Austria”) as the Respondent. Under the Request for Arbitration, Ghodawat alleged that AMSC Austria breached an agreement dated March 19, 2008 pursuant to which AMSC Austria granted a license to Ghodawat to manufacture, use, sell, market, erect, commission and maintain certain wind turbines using its technical information and wind turbine design (the “License Agreement”). Under the Request for Arbitration, Ghodawat’s claims in this arbitration amounted to approximately €18 million ($24 million). AMSC Austria submitted counterclaims under the License Agreement against Ghodawat in the amount of approximately €6 million ($8.0 million).  On August 29, 2014, the ICC Court ruled that AMSC Austria was liable for damages and awarded Ghodawat approximately €8.3 million, which included reimbursement of legal costs and associated expenses.  Interest on this amount accrued at a rate of 5.33% from the date of award.  We had recorded a loss contingency of $0.5 million based on our assessment of probable losses on this claim in a prior period.  As a result of the arbitration award liability, we recorded a charge of $10.2 million during the three months ended September 30, 2014.

On February 4, 2015, AMSC Austria entered into a Settlement Agreement with Ghodawat, which provided for, among other things, (i) a payment by AMSC Austria to Ghodawat of €7.45 million, and (ii) upon payment by AMSC Austria to Ghodawat, the full settlement of any and all disputes and claims between the parties (including their respective parent and affiliated companies), in particular related to or arising out of the award.  The Company paid the settlement amount during the fourth quarter of fiscal 2014.  As a result of this agreement, the Company reversed a portion of the accrued arbitration liability and recorded a reversal of an excess accrual of approximately $1.2 million in the fourth quarter of fiscal 2014.

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

We also submitted a civil action application to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Yi Zhong Min Chu Zi No. 15524, against Sinovel for software copyright infringement on September 13, 2011. The application alleges Sinovel’s unauthorized use of portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines and the binary code, or upper layer, of our software for the PM3000 power converters in 1.5MW wind turbines. In July 2011, a former employee of our Austrian subsidiary was arrested in Austria on charges of economic espionage and fraudulent manipulation of data. In September 2011, the former employee pled guilty to the charges, and was imprisoned. As a result of our internal investigation and a criminal investigation conducted by Austrian authorities, we believe that this former employee was contracted by Sinovel through an intermediary while employed by us and improperly obtained and transferred to Sinovel portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines. Moreover, we believe the former employee illegally used source code to develop for Sinovel a software modification to circumvent the encryption and remove technical protection measures on the PM3000 power converters in 1.5MW wind turbines in the field. We are seeking a cease and desist order with respect to the unauthorized copying, installation and use of our software, monetary damages of approximately RMB 38 million ($6 million) for our economic losses and reimbursement of all costs and reasonable expenses. The Beijing No. 1 Intermediate People’s Court accepted the case, which was necessary in order for the case to proceed. In November 2011, Sinovel filed a motion to remove this case from the Beijing No. 1 Intermediate People’s Court and to transfer the matter to the Beijing Arbitration Commission. On February 14, 2012, the court denied Sinovel’s motion to remove the case. On February 21, 2012, Sinovel filed an appeal of the Beijing No. 1 Intermediate People’s Court decision to the Beijing Higher People’s Court. On April 25, 2012, the Beijing Higher People’s Court issued a final Civil Ruling which supports the Beijing No.1 Intermediate People’s Court’s civil ruling and rejected Sinovel’s appeal. Sinovel filed an appeal of the Beijing Higher People’s Court’s decision with China’s Supreme People’s Court. A hearing regarding this appeal was held at the Chinese Supreme People’s Court on October 26, 2012. On November 23, 2012, China’s Supreme People’s Court issued a Civil Ruling, holding that (1) it will conduct a re-trial of Sinovel’s appeal, and (2) the lower court’s decision will be stayed pending the re-trial. China’s Supreme People’s Court conducted a re-trial of Sinovel’s appeal on May 29, 2013.  On January 26, 2014, the Supreme People’s Court ruled to uphold the Beijing Higher People’s Court ruling that the dispute shall be heard by the court.  On September 15, 2014, the Beijing No. 1 Intermediate People’s Court held its first substantive hearing in the Beijing case.  At the hearing, the parties presented evidence, reviewed claims, and answered questions from the court.  On April 24, 2015, we received notification from the Beijing No. 1 Intermediate People’s Court that it dismissed the case for what it cited was a lack of evidence.  On May 6, 2015, we filed an appeal of the Beijing No. 1 Intermediate People’s Court decision to dismiss the case with the Beijing Higher People’s Court.

We submitted a civil action application to the Beijing Higher People’s Court against Sinovel and certain of its employees for trade secret infringement on September 13, 2011 under the caption (2011) Gao Min Chu Zi No. 4193. The application alleges the defendants’ unauthorized use of portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines as described above with respect to the Copyright Action. We are seeking monetary damages of RMB 2.9 billion ($453 million) for the trade secret infringement as well as reimbursement of all costs and reasonable expenses. The Beijing Higher People’s Court has accepted the case, which was necessary in order for the case to proceed. On December 22, 2011 the Beijing Higher People’s Court transferred the case to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Gao Min Chu Zi No. 4193. On June 7, 2012, we received an Acceptance Notice from the Beijing No.1 Intermediate People’s Court under the caption (2012) Yi Zhong Min Chu Zi No.6833. In August 2012, Sinovel filed a motion to remove this case from the Beijing No. 1 Intermediate People’s Court and transfer the matter to the Beijing Arbitration Commission.  On February 24, 2014, the Beijing No. 1 Intermediate People’s Court denied Sinovel’s motion to remove and transfer the case.  On March 13, 2014, Sinovel filed an appeal of the Beijing No. 1 Intermediate People’s Court decision to the Beijing Higher People’s Court.  On August 7, 2014, the Beijing Higher People’s Court upheld the Beijing No.1 Intermediate Court’s decision and rejected Sinovel’s appeal regarding the jurisdiction opposition.  The Beijing No. 1 Intermediate Court held the first substantive hearing on May 11, 2015.

.

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

Market Information

Our common stock has been listed on the NASDAQ Global Select Market under the symbol “AMSC” since 1991.  The following table sets forth the high and low sales price per share of our common stock as reported on the NASDAQ Global Select Market for each quarter of the two most recent fiscal years.  The sales prices in this table have been adjusted to reflect the 1-for-10 reverse stock split effected March 24, 2015.

	Common Stock
	Price
	High	Low
Fiscal year ended March 31, 2015:
First quarter	$16.90	$12.50
Second quarter	21.50	14.00
Third quarter	14.30	6.98
Fourth quarter	8.80	5.67
Fiscal year ended March 31, 2014:
First quarter	$30.60	$21.20
Second quarter	30.60	22.80
Third quarter	24.20	13.70
Fourth quarter	26.80	14.30

Holders

The number of holders of record of our common stock on May 22, 2015 was 322.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain earnings, if any, to fund the development and growth of our business and do not anticipate paying cash dividends for the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. The Term Loans with Hercules Technology Growth Capital, Inc. which are discussed further in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, prohibit us from paying cash dividends.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from March 31, 2010 to March 31, 2015 with the cumulative total return of (i) the Russell 2000 Index and (ii) the S&P 500 Index. This graph assumes the investment of $100.00 on March 31, 2010 in our common stock, the Russell 2000 Index and the S&P 500 Index, and assumes any dividends are reinvested. Measurement points are March 31, 2011; March 31, 2012; March 31, 2013; March 31, 2014; and March 31, 2015.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among American Superconductor Corporation, the Russell 2000 Index

and the S&P 500 Index

250
200
150
100
50
0
3/31/2010
3/31/2011
3/31/2012
3/31/2013
3/31/2014
3/31/2015
AMSC
RTY
SPX

Company/Index	3/31/10	3/31/11	3/31/12	3/31/13	3/31/14	3/31/15
American Superconductor Corp.	100.00	86.06	14.26	9.24	5.57	2.23
Russell 2000	100.00	125.79	125.56	146.08	182.45	197.43
S&P 500	100.00	115.64	125.50	143.02	172.27	196.44

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data reflects the results of operations and balance sheet data for the fiscal years ended March 31, 2011 to 2015. Per share data has been restated to reflect the 1-for-10 reverse stock split effected on March 24, 2015.  The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K, in order to understand further the factors that may affect the comparability of the financial data presented below.

	Fiscal year ended March 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)

Revenues	$70,530	$84,117	$87,419	$76,543	$286,603
Net loss	(48,656)	(56,258)	(66,131)	(136,827)	(186,284)
Net loss per common share - basic	(5.74)	(8.98)	(12.46)	(26.91)	(39.55)
Net loss per common share - diluted	(5.74)	(8.98)	(12.46)	(26.91)	(39.55)
Total assets	133,825	168,509	216,754	255,056	441,209
Working capital	17,319	35,459	40,428	57,248	174,625
Cash, cash equivalents, marketable securities and restricted cash	24,548	49,421	50,199	66,209	245,475
Long term debt, net of discount	3,877	6,380	9,248	-	-
Stockholders’ equity	79,893	112,259	125,118	164,879	292,855

Included in the net loss for the fiscal year ended March 31, 2015 was stock-based compensation expense of $5.9 million, restructuring and impairment charges of $5.4 million, non-cash interest expense of $0.6 million, arbitration award expense of $9.0 million and a gain from the change in fair value of warrants and derivatives of $4.0 million. Included in the net loss for the fiscal year ended March 31, 2014 was stock-based compensation expense of $10.7 million, restructuring and impairment charges of $3.0 million, a prepaid VAT reserve of $1.4 million, non-cash interest expense of $7.7 million, a loss on extinguishment of debt of $5.2 million and a gain from the change in fair value of warrants and derivatives of $1.9 million. Included in the net loss for the fiscal year ended March 31, 2013 was stock-based compensation expense of $8.1 million, restructuring and impairment charges of $7.9 million, a loss contingency of $1.8 million, non-cash interest expense of $12.4 million as well as gains from the change in fair value of warrants and derivatives and recoveries of adverse purchase commitments of $7.6 million and $7.8 million, respectively. Included in the net loss for the fiscal year ended March 31, 2012 was stock-based compensation expense of $9.9 million, a write-off of an advance payment to The Switch Engineering OY (“The Switch”) of $20.6 million, restructuring and impairment charges of $9.2 million, expense of patent costs of $4.9 million, and Sinovel legal expenses of $5.8 million. Net loss for the fiscal year ended March 31, 2011 included $13.4 million in stock-based compensation expense. Also included in net loss for the fiscal year ended March 31, 2011 were charges primarily attributable to events surroundings our largest customer, Sinovel, a manufacturer of wind energy systems in China, including an increase in the provision for excess and obsolete inventory of $63.9 million, loss on adverse purchase commitments of $38.8 million, impairment of goodwill and certain other long-lived assets of $50.0 million and a write-off of prepaid value-added taxes of $5.9 million. Sinovel refused to accept scheduled shipments on March 31, 2011. As a result of subsequent legal actions, we determined that the customer relationship with Sinovel would no longer continue. This impacted the valuation of assets, including inventory and goodwill, as well as the accrual of losses on adverse purchase commitments associated with the purchase of materials to support the manufacture of product for Sinovel. See Item 3, “Legal Proceedings”, for further discussion of the Sinovel matter.

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

•

Grid. Through our Gridtec SolutionsTM, our Grid business segment enables electric utilities and renewable energy project developers to connect, transmit and distribute power with exceptional efficiency, reliability, security and affordability. We provide transmission planning services that allow us to identify power grid congestion, poor power quality, and other risks, which help us determine how our solutions can improve network performance. These services often lead to sales of our grid interconnection solutions for wind farms and solar power plants, power quality systems and transmission and distribution cable systems.  We also sell ship protection products to the U.S. Navy through our Grid business segment.

Our fiscal year begins on April 1 and ends on March 31. When we refer to a particular fiscal year, we are referring to the fiscal year beginning on April 1 of that same year. For example, fiscal 2014 refers to the fiscal year beginning on April 1, 2014. Other fiscal years follow similarly.

On January 14, 2015, we received a letter from The NASDAQ Stock Market LLC (“Nasdaq”) notifying us that we were no longer in compliance with the $1.00 per share minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing on The Nasdaq Global Select Market. We were provided 180 calendar days, or until July 13, 2015, to regain compliance with the minimum bid price requirement.  In accordance with Listing Rule 5810(c)(3)(A), we could regain compliance if the closing bid price of our common stock met or exceeded $1.00 per share for at least 10 consecutive business days. To facilitate our efforts to regain compliance with the minimum bid price requirement, our Board of Directors approved an amendment to our Restated Certificate of Incorporation effecting a one-for-ten reverse stock split, which became effective on March 24, 2015.  Trading of our common stock reflected the reverse stock split beginning March 25, 2015.  On April 9, 2015, we received a letter from Nasdaq notifying us that (a) our common stock had a closing bid price of at least $1.00 for a minimum of 10 consecutive business days, from March 25, 2015 to April 8, 2015, and (b) we had regained compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing on The Nasdaq Global Select Market. Unless otherwise indicated, all historical references to shares of common stock, shares of restricted stock, restricted units, shares underlying stock options, warrants or calculations that use common stock for per share financial reporting have been adjusted for comparative purposes to reflect the impact of the 1-for-10 reverse stock split as if it had occurred at the beginning of the earliest period presented.

We have experienced recurring operating losses and as of March 31, 2015, had an accumulated deficit of $905.0 million. In addition, we have experienced recurring negative operating cash flows. At March 31, 2015, we had cash and cash equivalents of $20.5 million, which compares to cash used in operations of $32.7 million for the year ended March 31, 2015.

Over the last several years, we have entered into several debt and equity financing arrangements in order to enhance liquidity.  During the fiscal years ended March 31, 2015, 2014 and 2013, we generated aggregate cash flows from financing activities of $52.8 million.  In addition, on April 29, 2015, we closed on an additional equity financing, which raised net proceeds of approximately $22.3 million, after deducting underwriting discounts and commissions and estimated offering expenses.  See Note 9, “Debt”, Note 12 “Stockholders Equity” and Note 19 “Subsequent Events” for further discussion of these financing arrangements. We believe that we are in compliance with the covenants and restrictions included in the agreements governing our debt arrangements as of March 31, 2015.

On August 29, 2014, the Arbitration Tribunal for the ICC International Court of Arbitration (the “ICC Court”) found us liable for damages in our breach of contract arbitration against Ghodawat Energy Pvt Ltd (“Ghodawat”) and awarded Ghodawat approximately €8.3 million plus interest of 5.33%, which accrued from the date of award.  We recorded $10.2 million in arbitration award expense in the period ending September 30, 2014.

On February 4, 2015, our wholly-owned Austrian subsidiary AMSC Austria GmbH (“AMSC Austria”) entered into a Settlement Agreement with Ghodawat, which provided for, among other things, (i) a payment by AMSC Austria to Ghodawat of €7.45 million, and (ii) upon payment by AMSC Austria to Ghodawat, the full settlement of any and all disputes and claims between the parties (including their respective parent and affiliated companies), in particular relating to or arising out of the award.  We paid the settlement amount on February 10, 2015, which is included in cash used from operations for the year ended March 31, 2015.  As a result of this agreement, we reported approximately $9.0 million as arbitration award expense for the fiscal year ended March 31, 2015.  See Part II, Item 1, “Legal Proceedings” for further information.

Our insurer, Catlin Specialty Insurance Company (“Catlin”) sought and received a ruling from the Massachusetts Superior Court that coverage does not apply to the Ghodawat arbitration award liability.  On January 14, 2015, we and our subsidiary AMSC Austria entered into a Settlement Agreement and Release with Catlin, which provided for, among other things, (i) our and AMSC Austria’s release of all claims against Catlin relating to the arbitration award liability, and (ii) Catlin’s release of all claims against us and AMSC Austria relating to approximately $2.3 million reimbursed to date under the insurance policy for expenses incurred in connection with the arbitration proceedings.  As a result of the settlement with Catlin, in the fourth quarter of fiscal 2014, the Company reversed the related Catlin contingent liability for payments previously reimbursed by Catlin and reduced general and administrative expenses by $2.2 million.

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

In fiscal year 2014, Inox accounted for approximately 56% of our total revenues with no other customer accounting for greater than 10% of our total revenues. In fiscal year 2013, Inox and JCNE accounted for approximately 31% and 18%, respectively, of our total revenues. In fiscal year 2012, Inox and JCNE, accounted for approximately 19% and 13%, respectively, of our total revenues.

Our cash requirements depend on numerous factors, including the successful completion of our product development activities, our ability to commercialize our Resilient Electric Grid (“REG”) and ship protection system solutions, rate of customer and market adoption of our products, collecting receivables according to established terms, and the continued availability of U.S. government funding during the product development phase of our Superconductors based products. During the first half of fiscal 2015, we expect to announce an additional city conducting a deployment study of our REG system, to receive a large wind order for our electrical control systems, and new orders for our D-VAR systems.  In the longer term, we expect to have a decision on moving to the manufacturing and construction phase of Project REG and we expect to receive additional business from the U.S. Navy.  Significant deviations to our business plan with regard to these factors and events, which are important drivers to our business, could have a material adverse effect on our operating performance, financial condition, and future business prospects. We expect to pursue the expansion of our operations through internal growth, diversification of our customer base, and potential strategic alliances. See below for a discussion of liquidity and capital resources.

We are actively seeking to sell our minority investment in Tres Amigas, LLC, a Delaware limited liability company (“Tres Amigas”).  We no longer believe our investment in Blade Dynamics is recoverable and therefore fully impaired our remaining investment in Blade Dynamics Ltd. (“Blade Dynamics”) during the fiscal year ended March 31, 2015. There can be no assurance that we will be able to sell these investments on commercially reasonable terms or at all.

Results of Operations

Fiscal Years Ended March 31, 2015 and March 31, 2014

Revenues

Total revenues decreased by 16% to $70.5 million in fiscal 2014 from $84.1 million in fiscal 2013. Our revenues are summarized as follows (in thousands):

	Fiscal Years Ended
	March 31,
	2015	2014
Revenues:
Wind	$51,307	$55,608
Grid	19,223	28,509
Total	$70,530	$84,117

Revenues in our Wind business unit consist of revenues from wind turbine electrical systems and core components, wind turbine license and development contracts, service contracts and consulting arrangements. Our Wind business unit accounted for 73% of total revenues in fiscal 2014 and 66% in fiscal 2013. Revenues in the Wind business unit decreased 8% to $51.3 million in fiscal 2014 from $55.6 million in fiscal 2013. The decrease in Wind business unit revenues was driven primarily by lower revenues in China partially offset by higher revenues from Inox in India.

Revenues in our Grid business unit consist of revenues from our FACTS products, including D-VAR and D-SVC product sales, HTS wire sales, revenues under government-sponsored electric utility projects, and other prototype development contracts. We also engineer, install and commission our products on a turnkey-basis for some customers. The Grid business unit accounted for 27% of total revenues in fiscal 2014 and 34% in fiscal 2013. Grid revenue decreased 33% to $19.2 million in fiscal 2014 from $28.5 million in fiscal 2013. The decrease in revenues was primarily due to lower D-VAR system revenues.

Revenues from Project HYDRA and Project REG represented 9% and 7% of our Grid business unit’s revenue for fiscal 2014 and 2013, respectively.  Our revenues for these projects are derived by funding from DHS.  Project HYDRA is a project with Consolidated Edison, Inc. (“ConEd”) to demonstrate our REG product in ConEd’s electric grid. Project REG is a project with ComEd to permanently install our REG product in ComEd’s electric grid. This fault current limiting cable system is designed to utilize customized Amperium® HTS wire, and ancillary controls to deliver more power through the grid while also being able to suppress power surges that can disrupt service. DHS has committed 100% of the total expected funding of $29.0 million for Project HYDRA.  Under Project REG, DHS is expected to invest up to $60.0 million to enable the deployment of the REG system in Chicago’s electric grid.  We are currently working on the first phase of the project which among other things, will result in the creation of a detailed deployment plan.  Funding of $1.5 million for this phase of the project has been committed by DHS.  The second phase of the project involves the delivery of the REG system and the associated construction and deployment of the system in ComEd’s grid.  We will not begin this phase of the project until all parties agree to proceed.  There can be no assurance that all parties will agree to proceed with the project.

Cost of Revenues and Gross Margin

Cost of revenues decreased by 7% to $67.4 million in fiscal 2014, compared to $72.9 million in fiscal 2013. Gross margin decreased to 4.4% in fiscal 2014 from 13.4% in fiscal 2013. The decrease in gross margin in fiscal 2014 was driven primarily by higher 100% margin revenue from Chinese and other customers in fiscal 2013 compared to fiscal 2014, partially offset by higher usage of previously written off inventory used in our electrical control systems in fiscal 2014.

Operating Expenses

Research and development

A portion of our R&D expenditures related to externally funded development contracts has been classified as cost of revenues (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost-sharing funding. Our R&D expenditures are summarized as follows (in thousands):

	Fiscal Years Ended
	March 31,
	2015	2014
R&D expenses per consolidated statements of operations	$11,878	$12,173
R&D expenditures reclassified as cost of revenues	9,560	10,387
R&D expenditures offset by cost-sharing funding	111	292
Aggregated R&D expenses	$21,549	$22,852

R&D expenses (exclusive of amounts classified as cost of revenues and amounts offset by cost-sharing funding) decreased by 2% to $11.9 million, or 17% of revenue, for fiscal 2014 from $12.2 million, or 14% of revenue, for fiscal 2013. The decrease in R&D expenses was primarily due to decreased headcount and related labor spending as a result of restructuring activities undertaken in fiscal 2013. The decrease in R&D expenditures reclassified to cost of revenue was primarily driven by a reduction in related spending required to support license and development for our Wind customers. Aggregated R&D expenses, which include amounts classified as cost of revenues and amounts offset by cost-sharing funding, decreased by $1.3 million to $21.5 million, or 31% of revenue, for fiscal 2014, compared to $22.9 million, or 27% of revenue, for fiscal 2013. The decrease in fiscal 2014 was driven primarily by the net impact of the factors described above.

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

Selling, general, and administrative

SG&A expenses decreased by 22% to $29.2 million, or 41% of revenue, in fiscal 2014 from $37.2 million, or 44% of revenue, in fiscal 2013. The decrease in SG&A expenses in fiscal 2014 was primarily due to lower stock compensation expense and the reversal of legal costs for the Catlin insurance claim as result of our settlement agreement with Catlin.

Arbitration award expense

We recorded an arbitration award expense of $9.0 million in the year ended March 31, 2015 following a decision by the ICC Court on August 29, 2014, finding us liable for damages of approximately €8.3 million under a breach of contract proceeding against Ghodawat.  We entered into an agreement to settle this claim with Ghodawat for €7.45 million on February 4, 2015.  We paid the settlement amount on February 10, 2015.  As a result of this settlement, we recorded a reversal of an excess accrual of approximately $1.2 million during the fourth quarter of fiscal 2014.

Amortization of acquisition related intangibles

We recorded $0.2 million in fiscal 2014 and $0.3 million in fiscal 2013 in amortization expense related to our core technology and know-how, and trade names and trademark intangible assets.

Restructuring and impairments

We recorded restructuring and impairment charges of $5.4 million in fiscal 2014, compared to $3.0 million in fiscal 2013. For fiscal 2014, this consists of restructuring charges of $0.6 million for employee severance costs, and $1.3 million for facility and relocation costs primarily for the consolidation of our Grid manufacturing operations into our Devens facility.  In addition, we recorded an impairment charge of $3.5 million to fully impair our minority investment in Blade Dynamics. For fiscal 2013, the restructuring and impairment charges primarily consisted of employee severance costs of $1.7 million and an impairment charge of $1.3 million for our minority investment in Blade Dynamics.

Operating loss

Our operating loss is summarized as follows (in thousands):

	Fiscal Years Ended
	March 31,
	2015	2014
Operating loss:
Wind	$(14,321)	$(5,213)
Grid	(26,890)	(22,523)
Unallocated corporate expenses	(11,306)	(13,693)
Total	$(52,517)	$(41,429)

Wind generated an operating loss of $14.3 million in fiscal 2014 compared to an operating loss of $5.2 million in fiscal 2013. The increase in operating loss for fiscal 2014 was primarily attributable to lower revenues and the approximately $9.0 million arbitration award expense associated with the Ghodowat settlement, partially offset by the reversal of legal expenses associated with the Catlin settlement.

Grid operating loss increased to $26.9 million in fiscal 2014 from $22.5 million in fiscal 2013. The increase in operating loss for fiscal 2014 is primarily attributed to the lower revenues.

Unallocated corporate expenses in fiscal 2014 included restructuring and impairment charges of $5.4 million and $5.9 million in stock-based compensation expense. Unallocated corporate expenses in fiscal 2013 included restructuring and impairment charges of $3.0 million and $10.7 million in stock-based compensation expense.

Change in fair value of derivatives and warrants

The change in fair value of derivatives and warrants resulted in gains of $4.0 million in fiscal 2014 and $1.9 million in fiscal 2013.  The gains were driven by mark-to-market adjustments due primarily to our lower stock price on the derivative liabilities and the extinguishment of our unsecured, senior convertible note (the “Exchanged Note”) with Capital Ventures International (“CVI”) in fiscal 2013 (see “Loss on extinguishment of debt” below).

Loss on extinguishment of debt

We recorded a $5.2 million loss in fiscal 2013 related to extinguishment of the Exchanged Note in exchange for approximately 663,000 shares of common stock.

Interest expense, net

Interest expense, net was $1.9 million in fiscal 2014 compared to $9.7 million for fiscal 2013. The decrease in interest expense, net was primarily driven by lower non-cash interest expense due to the conversion of the remaining outstanding balance on the Exchanged Note into common stock on March 2, 2014.

Other income (expense), net

Other income, net was $1.6 million in fiscal 2014, compared to other expense, net of $1.0 million in fiscal 2013. The increase in other income, net was due primarily to gains from foreign currency fluctuations as a result of the strengthening of the U.S. dollar against the EURO.

Income Taxes

We recorded an income tax benefit of $0.2 million in fiscal 2014, compared to income tax expense of $0.9 million in fiscal 2013. The decrease in income tax expense was driven primarily by a reversal of an uncertain tax position in Austria upon completion of tax audits for prior tax periods.

Certain asset write-offs in our foreign jurisdictions are considered permanent differences and are not tax deductible.  Other asset write-offs, such as inventory and prepaid value-added taxes in China, are not currently deductible and result in deferred tax assets.  Due to uncertainty around the realization of these deferred tax assets, they have been fully reserved as of the end of the fiscal years ended March 31, 2015 and March 31, 2014.

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

Our Grid business unit accounted for 34% of total revenues in fiscal 2013 and 49% in fiscal 2012. Grid revenue decreased 34% to $28.5 million in fiscal 2013 from $43.2 million in fiscal 2012. The decrease in revenues was primarily due to lower D-VAR system revenues in existing markets such as United Kingdom and Australia partially offset by higher revenues from customers in emerging markets such as South Africa.

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

Selling, general, and administrative

SG&A expenses decreased by 25% to $37.2 million, or 44% of revenue, in fiscal 2013 from $49.7 million, or 57% of revenue, in fiscal 2012. Fiscal 2012 SG&A expenses included approximately $0.7 million in legal expenses related to the issue with Sinovel and $1.8 million for a contingent liability to settle a class action shareholder lawsuit filed against the Company in 2011.  The decrease in SG&A expenses in fiscal 2013 was primarily due to the benefit from cost reduction activities in fiscal 2013 and fiscal 2012, as well as the aforementioned charges in fiscal 2012.

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

Change in fair value of derivatives and warrants

The change in fair value of derivatives and warrants resulted in gains of $1.9 million in fiscal 2013 and $7.6 million in fiscal 2012.  The gains were driven by mark-to-market adjustments due primarily to our lower stock price on the derivative liabilities and a reduction in the principal outstanding on the Exchanged Note with CVI due to payments to the note holder in shares of common stock.

Loss on extinguishment of debt

We recorded a $5.2 million loss in fiscal 2013 related to extinguishment of our Exchanged Note with CVI in exchange for approximately 663,000 shares of common stock.

Interest expense, net

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

	Year ended March 31,
	2015	2014	2013

Net loss	$(48,656)	$(56,258)	$(66,131)
Adverse purchase commitment (recoveries) losses, net	-	-	(7,768)
Stock-based compensation	5,936	10,696	8,138
Arbitration award expense	8,987	-	-
Amortization of acquisition-related intangibles	157	287	324
Restructuring and impairment charges	5,366	2,998	7,922
Sinovel litigation	-	18	691
Contingency for shareholder lawsuit	-	-	1,800
Consumption of zero cost-basis inventory	(7,982)	(4,308)	(2,111)
Prepaid VAT reserve	-	1,426	-
Change in fair value of derivatives and warrants	(3,963)	(1,872)	(7,556)
Loss on extinguishment of debt	-	5,197	-
Non-cash interest expense	566	7,713	12,426
Non-GAAP net loss	$(39,589)	$(34,103)	$(52,265)

Non-GAAP loss per share	$(4.67)	$(5.45)	$(9.85)
Weighted average shares outstanding - basic and diluted	8,477	6,262	5,307

We generated a non-GAAP net loss of $39.6 million, or $4.67 per share, for fiscal 2014, compared to $34.1 million, or $5.45 per share, for fiscal 2013, and $52.3 million, or $9.85 per share, for fiscal 2012. The increase in non-GAAP net loss in fiscal 2014 over 2013 was primarily related to lower revenues in fiscal 2014 and mix of higher margin revenue with no cost in fiscal 2013 from Chinese and other customers. The decrease in non-GAAP net loss in fiscal 2013 over 2012 was primarily related to the benefits from cost reductions initiated in fiscal 2012 and fiscal 2013 that were realized in fiscal 2013.

Liquidity and Capital Resources

Our cash requirements depend on numerous factors, including the successful completion of our product development activities, our ability to commercialize our REG and ship protection system solutions, rate of customer and market adoption of our products, collecting receivables according to established terms, and the continued availability of U.S. government funding during the product development phase of our Superconductors-based products. During the first half of fiscal 2015, we expect to announce an additional city conducting a deployment study of our REG system, to receive a large wind order for our electrical control systems, and new orders for our D-VAR systems.  In the longer term, we expect to have a decision on moving to the manufacturing and construction phase of Project REG and we expect to receive additional business from the U.S. Navy.  Significant deviations to our business plan with regard to these factors, which are important drivers to our business, could have a material adverse effect on our operating performance, financial condition, and future business prospects. We expect to pursue the expansion of our operations through internal growth, diversification of our customer base, and potential strategic alliances.

At March 31, 2015, we had cash, cash equivalents, and restricted cash of $24.5 million, compared to $49.4 million at March 31, 2014, a decrease of $24.9 million. Our cash, cash equivalents, and restricted cash are summarized as follows (in thousands):

	March 31,	March 31,
	2015	2014
Cash and cash equivalents	$20,490	$43,114
Restricted cash	4,059	6,307
Total cash, cash equivalents, and restricted cash	$24,549	$49,421

As of March 31, 2015, we had approximately $5.2 million of cash, cash equivalents, and restricted cash in foreign bank accounts.

The decrease in total cash and cash equivalents, and restricted cash was due primarily to cash used in operations and a settlement payment made to Ghodawat, partially offset by the proceeds from our financings in fiscal 2014. See further discussion below.

Net cash used in operating activities was $32.7 million, $13.3 million and $45.3 million in fiscal 2014, 2013 and 2012, respectively. The increase in fiscal 2014 compared to fiscal 2013 was primarily driven by our higher net loss exclusive of non-cash items, the arbitration settlement payment to Ghodawat, and less cash generated by working capital in fiscal 2014 compared to fiscal 2013. The decrease in fiscal 2013 compared to fiscal 2012 was primarily driven by a lower net loss and cash generated by working capital in fiscal 2013 compared to cash used for working capital in fiscal 2012. We plan to closely monitor our expenses and, if required, expect to further reduce operating costs and capital spending to enhance liquidity.

Net cash provided by investing activities was $1.8 million, $4.0 million and $7.4 million in fiscal 2014, 2013 and 2012, respectively. The decrease in net cash provided by investing activities in fiscal 2014 compared to fiscal 2013 was driven primarily by a decrease in the change for restricted cash. The decrease in net cash provided by investing activities in fiscal 2013 compared to fiscal 2012 was driven primarily by a decrease in proceeds from the maturity of marketable securities of $5.3 million, partially offset by a decrease in capital expenditures of $1.2 million from the prior year.

Net cash provided by financing activities was $8.8 million, $12.8 and $31.2 million in fiscal 2014, 2013 and 2012, respectively. The decrease in cash provided by financing activities in fiscal 2014 compared to fiscal 2013 is primarily due to the net proceeds received from our debt arrangements in fiscal 2013 and an increase in repayment under these debt arrangements in fiscal 2014, partially offset by net proceeds from a public equity offering in November 2014.  The decrease in cash provided by financing activities in fiscal 2013 compared to fiscal 2012 is primarily due to the net proceeds received from our debt arrangements in fiscal 2012 and an increase in repayment under these debt arrangements in fiscal 2013, partially offset by net proceeds received from sales under our At-Market Sales Arrangement (“ATM”) in fiscal 2013.

At March 31, 2015 and 2014, we had $2.8 million and $2.9 million, respectively, of restricted cash included in current assets, and $1.2 million and $3.4 million of restricted cash included in long-term assets as of March 31, 2015 and 2014, respectively. These amounts included in restricted cash primarily represent deposits to secure surety bonds and letters of credit for various customer contracts. These deposits are held in interest bearing accounts.

On May 16, 2012, we entered into an agreement with one of our suppliers to settle certain of our adverse purchase commitments. The agreement was amended on November 6, 2012 (as amended, the “Settlement Agreement”). In conjunction with the Settlement Agreement, we agreed to pay the supplier approximately €2.2 million (the “Settlement Amount”). Under the Settlement Agreement, we had the option, at our sole discretion, to pay the settlement amount in cash, shares of our common stock, or a combination of cash and common stock. Accordingly, during the three months ended December 31, 2012, we issued 76,530 shares of our common stock to the supplier and filed a registration statement on Form S-3 to register the supplier’s resale of such shares of common stock under the terms of the Settlement Agreement. If the net proceeds from the supplier’s resale of the shares of common stock during a specified period plus any other cash payments made by us subsequent to the date of the Settlement Agreement were less than the Settlement Amount, we agreed to make an additional payment equal to the shortfall in cash to the supplier no later than December 31, 2012. As of December 31, 2012, we paid $0.8 million as a result of such a shortfall.

On April 4, 2012, we entered into a Securities Purchase Agreement with CVI, an affiliate of Heights Capital Management (the “Purchase Agreement”) and completed a private placement of a $25.0 million 7% senior convertible note (the “Initial Note”). After fees and expenses, the net proceeds were $23.2 million. The Initial Note had an initial conversion price of $48.50 per share, representing a premium of approximately 20% over our closing price on April 3, 2012. The Initial Note was payable in monthly installments beginning four months from issuance and ending on October 4, 2014. Monthly payments were payable in cash or shares of our common stock at our option, subject to certain trading volume, stock price and other conditions. CVI could also elect to defer receipt of monthly installment payments at its option. Any deferred installment payments would continue to accrue interest. We registered 1,026,231 shares of our common stock which may be used as payment for principal and interest in lieu of cash for resale under the Securities Act of 1933, as amended as required under a Registration Rights Agreement with CVI.

On December 20, 2012, we entered into an Amendment and Exchange Agreement, (the “Amendment”) with CVI, which amended the Purchase Agreement. Pursuant to the Amendment, the Company and CVI exchanged the Initial Note for the Exchanged Note.  Among the amendments entered into as part of the Exchanged Note was a reduction in the conversion price from $48.50 per share of our common stock to $31.90 per share of our common stock, subject to certain price based and other anti-dilution adjustments.

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

•	to increase the aggregate outstanding principal amount under the definition of “permitted senior indebtedness” from $10 million to $15 million; and
•	we and CVI exchanged the Original Warrant for a new Warrant with a reduced exercise price of $26.10 per share of common stock.

On March 2, 2014, we entered into an Exchange Agreement with CVI, pursuant to which we exchanged the Exchanged Note for approximately 663,000 shares of our common stock and extinguished the debt.

On June 5, 2012, we entered into a Term Loan with Hercules Technology Growth Capital, Inc. (“Hercules”), under which we borrowed $10.0 million. After the closing fees and expenses, the net proceeds were $9.7 million. The Term Loan bears an interest rate equal to 11% plus the percentage, if any, in which the prime rate as reported by The Wall Street Journal exceeds 3.75%. We made interest only payments from July 1, 2012 through October 31, 2012, after which we began paying the Term Loan in equal monthly installments ending on December 1, 2014, when the loan was repaid in full.

On November 15, 2013, we amended the Term Loan with Hercules and entered into the New Term Loan B, borrowing an additional $10.0 million. After closing fees and expenses, we received net proceeds of $9.8 million. The New Term Loan B also bears the same interest rate as the Term Loan. We made interest-only payments from December 1, 2013 to May 31, 2014. If we achieved certain revenue targets for the six-month period ending March 31, 2014, interest only payments would continue through August 31, 2014. We did not achieve the revenue required to extend this interest only period.  Beginning June 1, 2014, we began making payments on the New Term Loan B in equal monthly installments which will end on November 1, 2016.

On December 19, 2014, we entered into an amendment with Hercules (the “Hercules Second Amendment”) and entered into the New Term Loan C, borrowing an additional $1.5 million (we collectively refer to the Term Loan, the New Term Loan B, and New Term Loan C as the “Term Loans”). After closing fees and expenses, the net proceeds for the New Term Loan C were $1.4 million.  The New Term Loan C also bears the same interest rate as the other Term Loans.  We will make interest only payments until maturity on March 1, 2017, when the loan is scheduled to be repaid in its entirety. As a result of the April 2015 offering (see discussion below), the maturity date of the loan has been extended to June 1, 2017.

The Term Loans are secured by substantially all of our existing and future assets, including a mortgage on real property owned by our wholly-owned subsidiary, ASC Devens LLC, and located at 64 Jackson Road, Devens, Massachusetts.  The Term Loans contain certain covenants that restrict our ability to, among other things, incur or assume certain debt, merge or consolidate, materially change the nature of our business, make certain investments, acquire or dispose of certain assets, make guaranties or grant liens on our assets, make certain loans, advances or investments, declare dividends or make distributions or enter into transactions with affiliates. In addition, there is a covenant that requires us to maintain a minimum unrestricted cash balance (the “Minimum Threshold”) in the United States.  As part of the Hercules Second Amendment, this Minimum Threshold was amended to be the lower of $5.0 million or the aggregate outstanding principal balance of the Term Loans.  As of March 31, 2015, the Minimum Threshold was $5.0 million.  As a result of the April 2015 offering (see discussion below), the Minimum Threshold was reduced to the lesser of $2.0 million or the aggregate outstanding principal balance of the Term Loans.  The events of default under the Term Loans include, but are not limited to, failure to pay amounts due, breaches of covenants, bankruptcy events, cross defaults under other material indebtedness and the occurrence of a material adverse effect and/or change in control. In the case of a continuing event of default, Hercules may, among other remedies, declare due all unpaid principal amounts outstanding and any accrued but unpaid interest and foreclose on all collateral granted to Hercules as security under the Term Loans.

We believe we are in and expect to remain in compliance with the covenants and restrictions under the Term Loans as of the date of this Annual Report on Form 10-K. If we fail to stay in compliance with our covenants or experience some other event of default, we may be forced to repay the outstanding principal on the Term Loans.

On November 15, 2013, we entered into an ATM arrangement, pursuant to which, we were able to, at our discretion, sell up to $30.0 million of our common stock through our sales agent, MLV & Co. LLC (“MLV”).  Sales of common stock made under the ATM were made on the Nasdaq Global Select Market under our previously filed and currently effective Registration Statement on Form S-3 (File No. 333-191153) by means of ordinary brokers’ transactions at market prices. Under the terms of the ATM, we were able to sell shares of our common stock through MLV, on the Nasdaq Global Select Market or otherwise, at negotiated prices or at prices related to the prevailing market price. Under the terms of the ATM, MLV could not engage in any proprietary trading or trading as principal for MLV’s own account. MLV used its commercially reasonable efforts to sell our common stock from time to time, based upon the our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We paid MLV a commission of up to 3% of the gross proceeds from the sale of shares of our common stock under the ATM. We also agreed to provide MLV with customary indemnification rights. We terminated the ATM arrangement on November 5, 2014.  During the term of the arrangement, we received aggregate net proceeds of approximately $13.5 million from the sale of approximately 862,000 shares of our common stock.

On November 13, 2014, we completed an equity offering, under which we sold 909,090 units of our common stock at $11.00 per unit (adjusted to reflect our 1-for-10 reverse stock split on March 24, 2015) to Hudson Bay Capital.  Each unit consisted of one share of common stock and 0.90 of a warrant to purchase one share of common stock, or a warrant to purchase in the aggregate 818,181 shares of common stock.  After the underwriting discount and estimated offering expenses, we received net proceeds from the offering of approximately $9.1 million.

We have experienced recurring operating losses and as of March 31, 2015, had an accumulated deficit of $905.0 million. In addition, we have experienced recurring negative operating cash flows. At March 31, 2015 we had cash and cash equivalents of $20.5 million, as compared to cash used in operations of $32.7 million for the year ended March 31, 2015 which includes approximately $8.4 million for the payment of our arbitration award liability to Ghodawat. On April 29, 2015 we completed an equity offering which raised net proceeds of $22.3 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us from the sale of 4,000,000 shares of our common stock at a public offering price of $6.00 per share.  In addition, we are actively seeking to sell our minority investments in Tres Amigas and Blade Dynamics. There can be no assurance that we will be able to sell these investments on commercially reasonable terms or at all.

We believe we have sufficient available liquidity, when taking into account the $22.3 million proceeds received in the April 2015 offering to fund our operations, capital expenditures and scheduled cash payments under our debt obligations for the next twelve months. Our liquidity is highly dependent on our ability to increase revenues, control our operating costs, and our ability to maintain compliance with the covenants and restrictions on our debt obligations (or obtain waivers from our lender in the event of non-compliance).

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

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties. Operating leases include minimum payments under leases for our facilities and certain equipment; see Item 2, “Properties,” for more information. Purchase commitments represent enforceable and legally binding agreements with suppliers to purchase goods or services. As of March 31, 2015, we are committed to make the following payments under contractual obligations (in thousands):

		Payments Due by Period
		Less than			More than
	Total	1 year	1-3 Years	3-5 Years	5 Years
Non-cancellable purchase commitments	$12,356	$12,261	$95	$-	$-
Senior term loan	8,742	4,000	4,742	-	-
Operating leases (rent)	2,768	1,211	1,019	384	154
Operating leases (other)	216	100	111	5	-
Total contractual obligations	$24,082	$17,573	$5,967	$390	$154

Recent Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued, ASU Revenue from Contracts with Customers 2014-09 (Topic 606). The guidance substantially converges final standards on revenue recognition between the FASB and IASB providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles.  The ASU is effective for annual reporting periods beginning after December 15, 2016.  The FASB is currently considering a proposed one year extension of the effective date to December 15, 2017.  We are currently evaluating the impact of adopting ASU 2014-09 to determine the impact, if any, it may have on our current practices.

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

In January 2015, the FASB issued ASU 2015-01 Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.  The amendments in ASU 2015-01 eliminate from U.S. GAAP the concept of extraordinary items.  Subtopic 225-20, Income Statement – Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. This ASU is effective for annual reporting periods and interim periods, within those annual periods beginning after December 15, 2015.  We are currently evaluating the impact of adopting ASU 2015-01 to determine the impact, but currently do not believe there will be an impact on our consolidated results of operations, financial condition, or cash flow.

In February 2015 the FASB issued ASU 2015-02 Consolidation (Topic 810): Amendments to the Consolidation Analysis.  The amendments in ASU 2015-02 updated the process that a reporting entity must follow to determine whether it should consolidate certain types of legal entities.  This ASU is effective for annual reporting periods beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017.  We are currently evaluating the impact of adopting ASU 2015-02 to determine the impact, but currently do not believe there will be an impact on our consolidated results of operations, financial condition, or cash flow.

In April 2015 the FASB issued ASU 2015-03 Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  The amendments in ASU 2015-03 require an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years.  We are currently evaluating the impact of adopting ASU 2015-03 to determine the impact, but currently do not believe there will be an impact on our consolidated results of operations, financial condition, or cash flow.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. Our accounting policies that involve the most significant judgments and estimates are as follows:

•	Revenue recognition;
•	Accounts receivable;
•	Inventory;
•	Valuation of long-lived assets;
•	Income taxes;
•	Stock-based compensation;
•	Contingencies;
•	Product warranty;
•	Debt; and
•	Fair value of financial instruments.

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

For certain of our customers in China, we determined a cash basis of accounting was appropriate. Under this method of accounting, cash is applied first against accounts receivable balances, then costs of shipments (inventory and value-added taxes) before recognizing any gross margin.

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

Accounts Receivable

Accounts receivable consist of amounts owed by commercial companies and government agencies. Accounts receivable are stated net of allowances for doubtful accounts. Our accounts receivable relate principally to a limited number of customers. As of March 31, 2015, Inox accounted for approximately 56% of our total receivable balance, with no other customers accounting for greater than 10% of the balance. As of March 31, 2014, three customers, Inox, CG Power Solutions UK Ltd., and JCNE, accounted for approximately 20%, 14% and 13%, respectively, of our total receivable balance. Changes in the financial condition or operations of our customers may result in delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations. As such we may require collateral, advanced payment or other security based upon the customer history and/or creditworthiness. In determining the allowance for doubtful accounts, we evaluate the collectability of accounts receivable based primarily on the probability of recoverability based on historical collection and write-off experience, the age of past due receivables, specific customer circumstances, and current economic trends. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

We recorded inventory reserves of $1.4 million during fiscal 2014 and $0.3 million during fiscal 2013, respectively, based on evaluating our ending inventories for excess quantities and obsolescence. We recorded an inventory reserve of approximately $63.9 million during fiscal 2010 based on our evaluation of forecasted demand in relation to the inventory on hand and market conditions surrounding our products as a result of the assumption that Sinovel and certain other customers in China would fail to meet their contractual obligations and demand that was previously forecasted would fail to materialize. If, in any period, we are able to sell inventories that were not valued or that had been reserved in a previous period, related revenues would be recorded without any offsetting charge to cost of revenues, resulting in a net benefit to our gross margin in that period. In fiscal 2014, 2013, and 2012, $8.0 million, $4.3 million, and $2.1 million respectively, were recognized as a net benefit to gross margin for inventory previously reserved in fiscal year 2010.

Valuation of long-lived assets

We periodically evaluate our long-lived assets, consisting principally of fixed and amortizable intangible assets for potential impairment. In accordance with the applicable accounting guidance for the treatment of long-lived assets, we review the carrying value of our long-lived assets or asset group that is held and used, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Under the held and used approach, the asset or asset group to be tested for impairment should represent the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The determination of our asset groups involves a significant amount of judgment, assumptions and estimates.  We evaluate our long-lived assets whenever events or circumstances suggest that the carrying amount of an asset or group of assets may not be recoverable from the estimated undiscounted future cash flows.

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

In fiscal 2013 and 2012, in response to challenging liquidity and market conditions we entered into and completed certain restructuring activities, approved by the Board of Directors, in order to reduce costs and align our strategic priorities. Since the restructuring actions impacted all of our operations, we concluded that there were indicators of potential impairment of our long-lived assets in each of these fiscal years and we therefore conducted assessments of the recoverability of these assets by comparing the carrying value of the assets to the pre-tax undiscounted cash flows estimated to be generated by those assets over their remaining book useful lives. Based on the calculations performed by management, the sum of the undiscounted cash flows forecasted to be generated by certain assets were less than the carrying value of those assets. Therefore, there were indications that certain of our assets were impaired and, as a result, we performed additional analysis. An evaluation of the level of impairment was made by comparing the implied fair value of those definite long-lived tangible and intangible assets of its reporting units against their carrying values.

The fair values of the impacted property and equipment were based on what we could reasonably expect to sell each asset from the perspective of a market participant. The determination of the fair value of its property and equipment includes estimates and judgments regarding the marketability and ultimate sales price of individual assets. We utilized market data and approximations from comparable analyses to arrive at the estimated fair values of the impacted property and equipment. The fair values of amortizable intangible assets related to completed technology and trade names were determined using primarily the relief-from-royalty method over the estimated economic lives of those assets from the perspective of a market participant.  During fiscal 2013, we determined that the fair values of these assets were greater than or equal to their carrying values and no impairment charge was recorded. During fiscal 2012, we determined that certain of our corporate assets and Grid segment property, plant and equipment were impaired as their carrying values exceeded their fair values. We determined the long-lived assets of our Wind segment were not impaired. Accordingly, for the year ended March 31, 2013 we recorded an impairment charge on certain of our corporate assets and on certain of our Grid segment property, plant and equipment. For the year ended March 31, 2013 these charges totaled $5.0 million

Income taxes

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

We evaluate our permanent reinvestment assertions with respect to foreign earnings at each reporting period. We have not recorded a deferred tax asset for the temporary difference associated with the excess of the tax basis over the book basis in our Austrian subsidiary as the future tax benefit is not expected to reverse in the foreseeable future. We have recorded a deferred tax liability as of March 31, 2015 for the undistributed earnings of our remaining foreign subsidiaries for which we can no longer assert are permanently reinvested. The total amount of undistributed earnings available to be repatriated at March 31, 2015 was $1.2 million resulting in the recording of a $0.4 million net deferred federal and state income tax liability. (See Note 11, “Income Taxes,” of our consolidated financial statements for the results of this assessment.)

Stock-based compensation

We measure compensation cost arising from the grant of share-based payments to employees at fair value and recognize such cost over the period during which the employee is required to provide service in exchange for the award, usually the vesting period. Total stock-based compensation expense recognized during the fiscal years ended March 31, 2015, 2014, and 2013 was $5.9 million, $10.7 million, and $8.1 million, respectively. For awards with service conditions only, we recognize compensation cost on a straight-line basis over the requisite service/vesting period. For awards with performance conditions, accruals of compensation cost are made based on the probable outcome of the performance conditions. The cumulative effect of changes in the probability outcomes are recorded in the period in which the changes occur.

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

Contingencies

From time to time, we are involved in legal and administrative proceedings and claims of various types. We record a liability in our consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. We review these estimates each accounting period as additional information is known and adjust the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in our consolidated financial statements. If, with respect to a matter, it is not both probable to result in liability and the amount of loss cannot be reasonably estimated, an estimate of possible loss or range of loss shall be disclosed unless such an estimate cannot be made. We do not recognize gain contingencies until they are realized. Legal costs incurred in connection with loss contingencies are expensed as incurred. During the fiscal year ended March 31, 2015, we reversed legal expenses of approximately $2.2 million incurred in connection with the Ghodawat arbitration that were covered by our Catlin settlement.   During the fiscal year ended March 31, 2013, we recorded a loss contingency of $1.8 million. (See Note 13, “Commitments and Contingencies”, of our consolidated financial statements for further information).

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

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, derivatives, warrants, the Exchanged Note (prior to its exchange on March 2, 2014) and Term Loans. The estimated fair values have been determined through information obtained from market sources and management estimates. The carrying amounts of the cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses due to their short nature approximate fair value at March 31, 2015 and 2014.  The fair value for the debt arrangements have been estimated by us based on the terms that we believe we could obtain in the current market for debt with the same terms and similar maturities and is further supported by the December 2014 amendments to the senior secured term loan with similar terms and interest rate.  We classify the estimates used to fair value these instruments within Level 3 of the valuation hierarchy (See Note 3, “Fair Value Measurements” for a full discussion on fair value measurements.)  The carrying amounts of these instruments approximate fair value as of March 31, 2015. We had identified all of the derivatives associated with the Exchanged Note which included holder change of control redemption rights, issuer optional redemption rights, sale redemption rights and a feature to convert the Exchanged Note into equity at the holder’s option. The derivative liability was subject to revaluation at each balance sheet date, and any change in fair value was recorded as a change in fair value in other income (expense) until the earlier of their exercise or expiration of the derivatives associated with the Exchanged Note. We relied on assumptions in a lattice model to determine the fair value of the derivative liability. We had appropriately valued the derivative liability within Level 3 of the valuation hierarchy. Warrants were issued in conjunction with the Exchanged Note and Term Loans. These warrants are subject to revaluation at each balance sheet date, and any change in fair value will be recorded as a change in fair value in other income (expense) until the earlier of the warrants’ exercise or expiration. We rely on assumptions used in a lattice model to determine the fair value of the warrants. We have appropriately valued the warrants within Level 3 of the valuation hierarchy.

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

Foreign currency gains (losses), are included in net income and were $2.7 million, ($0.1) million and $1.0 million for the fiscal years ended March 31, 2015, 2014 and 2013, respectively.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

American Superconductor Corporation

We have audited the accompanying consolidated balance sheets of American Superconductor Corporation and subsidiaries (the “Company”) as of March 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2015, and the financial statement schedule of American Superconductor Corporation and subsidiaries listed in Item 15 for the year ended March 31, 2015. We also have audited the Company’s internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over these financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Superconductor Corporation and its subsidiaries as of March 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America, and in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.  Also in our opinion, American Superconductor Corporation and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

As discussed in Note 1 to the consolidated financial statements, the Company effected a 1-for-10 reverse stock split of its common stock during the year. We audited the adjustments described in Note 1 that were retrospectively applied to the consolidated statement of operations and stockholders’ equity for the year ended March 31, 2013. In our opinion, such adjustments are appropriate and have been properly applied.

/s/ McGladrey LLP

Boston, Massachusetts
May 28, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

American Superconductor Corporation

In our opinion, the consolidated statements of operations, of comprehensive (loss) income, of stockholders’ equity and of cash flows for the year ended March 31, 2013, before the effects of the adjustments to retrospectively apply a change in the number of shares outstanding resulting from a reverse stock split described in Note 1, present fairly, in all material respects, the results of operations and cash flows of American Superconductor Corporation and its subsidiaries for the year ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America (the financial statements for the year ended March 31, 2013, before the effects of the adjustments discussed in Note 1 are not presented herein).  In addition, in our opinion, the financial statement schedule for the year ended March 31, 2013 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply a change in the number of shares outstanding resulting from a reverse stock split described in Note 1 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

June 14, 2013

AMERICAN SUPERCONDUCTOR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	March 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$20,490	$43,114
Accounts receivable, net	9,879	7,556
Inventory	20,596	20,694
Prepaid expenses and other current assets	10,764	9,004
Restricted cash	2,822	2,913
Total current assets	64,551	83,281

Property, plant and equipment, net	56,097	64,574
Intangibles, net	1,422	1,995
Restricted cash	1,236	3,394
Deferred tax assets	7,766	7,724
Other assets	2,753	7,541

Total assets	$133,825	$168,509

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$21,615	$21,764
Note payable, current portion, net of discount of $244 as of March 31, 2015 and $555 as of March 31, 2014	3,756	6,240
Derivative liabilities	2,999	2,601
Deferred revenue	11,019	9,456
Deferred tax liabilities	7,843	7,761
Total current liabilities	47,232	47,822

Note payable, net of discount of $290 as of March 31, 2015 and $287 as of March 31, 2014	3,877	6,380
Deferred revenue	2,756	990
Other liabilities	67	1,058
Total liabilities	53,932	56,250

Commitments and contingencies (Note 13)

Stockholders' equity:
Common stock, $0.01 par value, 75,000,000 and 150,000,000 shares authorized; 9,624,275 and 7,892,990 shares issued at March 31, 2015 and 2014, respectively	96	79
Additional paid-in capital	985,921	967,100
Treasury stock, at cost, 34,067 and 5,705 shares at March 31, 2015 and 2014, respectively	(771)	(370)
Accumulated other comprehensive (loss) income	(308)	1,839
Accumulated deficit	(905,045)	(856,389)
Total stockholders' equity	79,893	112,259

Total liabilities and stockholders' equity	$133,825	$168,509

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended March 31,
	2015	2014	2013

Revenues	$70,530	$84,117	$87,419

Cost and operating expenses:
Cost of revenues	67,442	72,858	71,937
Research and development	11,878	12,173	15,325
Selling, general and administrative	29,217	37,230	49,652
Arbitration award expense	8,987	-	-
Restructuring and impairments	5,366	2,998	7,922
Amortization of acquisition related intangibles	157	287	324
Total operating expenses	123,047	125,546	145,160

Operating loss	(52,517)	(41,429)	(57,741)

Change in fair value of derivatives and warrants	3,963	1,872	7,556
Loss on extinguishment of debt	-	(5,197)	-
Interest expense, net	(1,882)	(9,661)	(14,948)
Other income (expense), net	1,596	(991)	(1,262)

Loss before income tax (benefit) expense	(48,840)	(55,406)	(66,395)

Income tax (benefit) expense	(184)	852	(264)

Net loss	$(48,656)	$(56,258)	$(66,131)

Net loss per common share
Basic	$(5.74)	$(8.98)	$(12.46)
Diluted	$(5.74)	$(8.98)	$(12.46)

Weighted average number of common shares outstanding
Basic	8,477	6,262	5,307
Diluted	8,477	6,262	5,307

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Year ended March 31,
	2015	2014	2013

Net loss	$(48,656)	$(56,258)	$(66,131)

Other comprehensive (loss) income, net of tax:
Foreign currency translation (losses) gains	(2,147)	727	(887)
Unrealized losses on investments	-	-	(28)
Total other comprehensive (loss) income, net of tax	(2,147)	727	(915)
Comprehensive loss	$(50,803)	$(55,531)	$(67,046)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional		Accumulated Other		Total
	Number	Par	Paid-in	Treasury	Comprehensive	Accumulated	Stockholders'
	of Shares	Value	Capital	Stock	Income (Loss)	Deficit	Equity
Balance at March 31, 2012	5,199	$52	$897,071	$(271)	$2,027	$(734,000)	$164,879
Exercise of stock options	-	-	2	-	-	-	2
Issuance of common stock - ESPP	10	-	290	-	-	-	290
Issuance of common stock - restricted shares	246	2	1,617	-	-	-	1,619
Stock-based compensation expense	-	-	8,138	-	-	-	8,138
Issuance of stock for 401(k) match	16	-	539	-	-	-	539
Issuance of common stock to settle liabilities	559	6	16,733				16,739
Repurchase of treasury stock	-	-	-	(42)	-	-	(42)
Net unrealized losses on investments	-	-	-	-	(28)	-	(28)
Cumulative translation adjustment	-	-	-	-	(887)	-	(887)
Net loss	-	-	-	-	-	(66,131)	(66,131)
Balance at March 31, 2013	6,030	$60	$924,390	$(313)	$1,112	$(800,131)	$125,118
Exercise of stock options	-	-	-	-	-	-	-
Issuance of common stock - ESPP	10	-	168	-	-	-	168
Issuance of common stock - restricted shares	178	2	500	-	-	-	502
Stock-based compensation expense	-	-	10,696	-	-	-	10,696
Issuance of stock for 401(k) match	21	-	425	-	-	-	425
Issuance of common stock-ATM, net of costs	487	5	7,453	-	-	-	7,458
Issuance of common stock to settle liabilities	1,167	12	23,468				23,480
Repurchase of treasury stock	-	-	-	(57)	-	-	(57)
Cumulative translation adjustment	-	-	-	-	727	-	727
Net loss	-	-	-	-	-	(56,258)	(56,258)
Balance at March 31, 2014	7,893	$79	$967,100	$(370)	$1,839	$(856,389)	$112,259
Issuance of common stock - ESPP	17	-	124	-	-	-	124
Issuance of common stock - restricted shares	301	3	(3)	-	-	-	-
Stock-based compensation expense	-	-	5,936	-	-	-	5,936
Issuance of stock for 401(k) match	35	-	392	-	-	-	392
Issuance of common stock-ATM, net of costs	375	4	5,835	-	-	-	5,839
Issuance of common stock-Hudson Bay Capital	909	9	5,216		-		5,225
Issuance of common stock to settle liabilities	94	1	1,322	-	-	-	1,323
Reverse stock split	-	-	(1)	-	-	-	(1)
Repurchase of treasury stock	-	-	-	(401)	-	-	(401)
Cumulative translation adjustment	-	-	-	-	(2,147)	-	(2,147)
Net loss	-	-	-	-	-	(48,656)	(48,656)
Balance at March 31, 2015	9,624	$96	$985,921	$(771)	$(308)	$(905,045)	$79,893

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended March 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(48,656)	$(56,258)	$(66,131)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	9,554	10,615	13,054
Stock-based compensation expense	5,936	10,696	8,138
Impairment of long-lived and intangible assets	3,464	1,265	4,984
Provision for excess and obsolete inventory	1,386	316	2,230
Adverse purchase commitment losses (recoveries), net	-	-	(7,768)
Prepaid VAT reserve	-	1,426	-
Loss on minority interest investments	743	1,008	2,231
Change in fair value of derivatives and warrants	(3,963)	(1,872)	(7,556)
Loss on extinguishment of debt	-	5,197	-
Reversal of Catlin legal costs	(2,220)	-	-
Non-cash interest expense	566	7,713	12,426
Other non-cash items	(2,436)	1,980	3,329
Changes in operating asset and liability accounts:
Accounts receivable	(2,677)	11,379	(751)
Inventory	(1,887)	13,043	(6,457)
Prepaid expenses and other current assets	(2,330)	12,512	8,887
Accounts payable and accrued expenses	5,579	(10,861)	(21,864)
Deferred revenue	4,265	(21,426)	9,977
Net cash used in operating activities	(32,676)	(13,267)	(45,271)

Cash flows from investing activities:
Purchase of property, plant and equipment	(737)	(278)	(1,430)
Proceeds from the sale of property, plant and equipment	18	54	136
Proceeds from the maturity of marketable securities	-	-	5,276
Change in restricted cash	2,248	4,669	3,678
Change in other assets	280	(436)	(307)
Net cash provided by investing activities	1,809	4,009	7,353

Cash flows from financing activities:
Employee taxes paid related to net settlement of equity awards	(401)	(57)	(42)
Proceeds from the issuance of debt, net of expenses	1,422	9,842	32,895
Repayment of debt	(7,295)	(4,615)	(1,923)
Proceeds from public equity offering, net	14,933	7,458	-
Proceeds from exercise of employee stock options and ESPP	124	168	291
Net cash provided by financing activities	8,783	12,796	31,221

Effect of exchange rate changes on cash and cash equivalents	(540)	333	(339)

Net (decrease)/increase in cash and cash equivalents	(22,624)	3,871	(7,036)
Cash and cash equivalents at beginning of year	43,114	39,243	46,279
Cash and cash equivalents at end of year	$20,490	$43,114	$39,243

Supplemental schedule of cash flow information:
Cash paid for income taxes, net of refunds	$362	$864	$(311)
Issuance of common stock to settle liabilities	1,715	24,407	18,896
Cash paid for interest	1,362	990	787

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Operations and Liquidity

Nature of the Business and Operations

American Superconductor Corporation (“AMSC” or the “Company”) was founded on April 9, 1987. The Company is a leading provider of megawatt-scale solutions that lower the cost of wind power and enhance the performance of the power grid. In the wind power market, the Company enables manufacturers to field wind turbines through its advanced engineering, support services and power electronics products. In the power grid market, the Company enables electric utilities and renewable energy project developers to connect, transmit and distribute power through its transmission planning services and power electronics, and superconductor-based products. The Company’s wind and power grid products and services provide exceptional reliability, security, efficiency and affordability to its customers.

The Company’s consolidated financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principles (“GAAP”) and the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. The going concern basis of presentation assumes that the Company will continue operations and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

On March 24, 2015, the Company effected a 1-for-10 reverse stock split of its common stock. Trading of the Company’s common stock reflected the reverse stock split beginning on March 25, 2015. Unless otherwise indicated, all historical references to shares of common stock, shares of restricted stock, restricted units, shares underlying options, warrants or calculations that use common stock for per share financial reporting have been adjusted for comparative purposes to reflect the impact of the 1-for-10 reverse stock split as if it had occurred at the beginning of the earliest period presented.

Liquidity

The Company has experienced recurring operating losses and as of March 31, 2015, the Company had an accumulated deficit of $905.0 million. In addition, the Company has experienced recurring negative operating cash flows.  At March 31, 2015, the Company had cash and cash equivalents of $20.5 million. Cash used in operations for the year ended March 31, 2015 was $32.7 million.

On August 29, 2014, the Arbitration Tribunal for the ICC International Court of Arbitration (the “ICC Court”) found the Company’s wholly-owned Austrian subsidiary, AMSC Austria GmbH (“AMSC Austria”), liable for damages in its breach of contract proceeding against Ghodawat Energy Pvt Ltd (“Ghodawat”) and awarded Ghodawat approximately €8.3 million plus interest of 5.33%, which accrued from the date of award.  On February 4, 2015, AMSC Austria entered into a Settlement Agreement with Ghodawat, which provided for, among other things, (i) a payment by AMSC Austria to Ghodawat of €7.45 million, and (ii) upon payment by AMSC Austria to Ghodawat, the full settlement of any and all disputes and claims between the parties (including their respective parent and affiliated companies), in particular related to or arising out of the award.  Cash used in operations for the year ended March 31, 2015 includes approximately $8.4 million for the payment of this liability.

From April 1, 2011 through the date of this filing, the Company has reduced its global workforce substantially.  As of March 31, 2015, the Company had a global workforce of 318 persons.  The Company plans to closely monitor its expenses and if required, expects to further reduce operating costs and capital spending to enhance liquidity.

Over the last several years, the Company has entered into several debt and equity financing arrangements in order to enhance liquidity.  During the fiscal years ended March 31, 2015, 2014 and 2013, the Company generated aggregate cash flows from financing activities of $52.8 million.  In addition, on April 29, 2015, the Company completed an additional equity offering, which generated net proceeds of approximately $22.3 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.  See Note 9, “Debt”, Note 12 “Stockholders Equity” and Note 19 “Subsequent Events” for further discussion of these financing arrangements. The Company believes that it is in compliance with the covenants and restrictions included in the agreements governing its debt arrangements as of March 31, 2015.

The Company believes it has sufficient liquidity to fund its operations, capital expenditures and scheduled cash payments under its debt obligations for the next twelve months. The Company’s liquidity is highly dependent on, its ability to increase revenues, its ability to control its operating costs, its ability to maintain compliance with the covenants and restrictions on its debt obligations (or obtain waivers from its lender in the event of non-compliance), and its ability to raise additional capital, if necessary. There can be no assurance that the Company will be able to continue to raise additional capital from other sources or execute on any other means of improving liquidity described above.

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

Accounts Receivable

Accounts receivable consist of amounts owed by commercial companies and government agencies. Accounts receivable are stated net of allowances for doubtful accounts. The Company’s accounts receivable relate principally to a limited number of customers. As of March 31, 2015, one customer, Inox Wind Limited (“Inox”), accounted for approximately 56% of the Company’s total receivable balance, with no other customer accounting for greater than 10% of the balance. As of March 31, 2014, three customers, Inox, CG Power Solutions UK Ltd (“CGPS”), and JCNE, accounted for approximately 20%, 14% and 13%, respectively, of the Company’s total receivable balance. Changes in the financial condition or operations of the Company’s customers may result in delayed payments or non-payments which would adversely impact its cash flows from operating activities and/or its results of operations. As such the Company may require collateral, advanced payment or other security based upon the customer history and/or creditworthiness. In determining the allowance for doubtful accounts, the Company evaluates the collectability of accounts receivable based primarily on the probability of recoverability based on historical collection and write-off experience, the age of past due receivables, specific customer circumstances, and current economic trends. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

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

For the years ended March 31, 2015 and 2014, the Company recorded inventory reserves of approximately $1.4 million and $0.3 million, respectively, based on evaluating its ending inventory on hand for excess quantities and obsolescence. For the years ended March 31, 2015, 2014, and 2013, the Company recorded benefits of $8.0 million, $4.3 million, and $2.1 million, respectively, for the usage of inventories previously reserved.

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

During the fiscal years ended March 31, 2014 and 2013, in response to challenging liquidity and market conditions, the Company entered into and completed certain restructuring activities, approved by the Board of Directors, in order to reduce costs and align its strategic priorities. Since the restructuring action impacted all of its operations, management concluded that there were indicators of potential impairment of its long-lived assets in each of those fiscal years and the Company therefore conducted assessments of the recoverability of these assets by comparing its carrying value of the assets to the pre-tax undiscounted cash flows estimated to be generated by those assets over their remaining book useful lives. Based on the calculations performed by management, the sum of the undiscounted cash flows forecasted to be generated by certain assets were less than the carrying value of those assets. Therefore, there were indications that certain of its assets were impaired and, as a result, the Company performed additional analysis. An evaluation of the level of impairment was made by comparing the implied fair value of those definite long-lived tangible and intangible assets of each reporting unit against their carrying values.

The fair values of the impacted property and equipment were based on what the Company could reasonably expect to sell each asset from the perspective of a market participant. The determination of the fair value of its property and equipment includes estimates and judgments regarding the marketability and ultimate sales price of individual assets. The Company utilized market data and approximations from comparable analyses to arrive at the estimated fair values of the impacted property and equipment. The fair values of amortization intangible assets related to completed technology and trade names were determined using primarily the relief-from-royalty method over the estimated economic lives of those assets from the perspective of a market participant.  During the year ended March 31, 2014, the Company determined that the fair values of those assets were greater than or equal to their carrying values and no impairment charge was recorded. During the year ended March 31, 2013, management determined that certain of its corporate assets and Grid segment property, plant and equipment were impaired as their carrying values exceeded their fair values. The Company determined the long-lived assets of its Wind segment were not impaired. Accordingly, for the year ended March 31, 2013, the Company recorded an impairment charge of $5.0 million on certain of its corporate assets and on certain of its Grid segment property, plant and equipment.

Equity Method Investments

The Company uses the equity method of accounting for investments in entities in which it has an ownership interest, but does not exercise a controlling interest in the operating and financial policies of an investee. Under this method, an investment is carried at the acquisition cost, plus the Company’s equity in undistributed earnings or losses since acquisition.

The Company periodically tests its investments for potential impairment whenever events and circumstances indicate a loss in the fair value of the investments may be other than temporary.  During the years ended March 31, 2015 and 2014, the Company recorded impairment charges of $3.5 and $1.3 million, respectively, on its investment in Blade Dynamics Ltd. This minority investment is fully impaired as of March 31, 2015. (See Note 15, “Minority Investments”, for further discussion.)

Revenue Recognition

The Company recognizes revenue for product sales upon customer acceptance, which can occur at the time of delivery, installation or post-installation where applicable, provided persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and the collectability is reasonably assured. Existing customers are subject to ongoing credit evaluations based on payment history and other factors. If it is determined during the arrangement that collectability is not reasonably assured, revenue is recognized on a cash basis of accounting. Certain of the Company’s contracts involve retention amounts which are contingent upon meeting certain performance requirements through the expiration of the contract warranty periods. For contractual arrangements that involve retention, the Company recognizes revenue for these amounts upon the expiration of the warranty period, meeting the performance requirements and when collection of the fee is reasonably assured.

During the year ended March 31, 2011, the Company determined that revenues from certain of its customers in China could not be recorded for shipments made according to the delivery terms, as the fee was not fixed or determinable or collectability was not reasonably assured. For these customers, the Company is utilizing a cash basis of accounting with cash applied first against accounts receivable balances, then costs of shipments (inventory and value added taxes) before recognizing any gross margin. Payments of $3.7 million and $3.4 million were received from these customers during the years ended March 31, 2014 and 2013, respectively, for past shipments and recorded as revenue. There were no payments received for past shipments in the fiscal year ending March 31, 2015.

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

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. The Company includes interest and penalties related to gross unrecognized tax benefits within the provision for income taxes.  (See Note 11, “Income Taxes,” for further information regarding our income tax assumptions and expenses.)

The Company evaluates its permanent reinvestment assertions with respect to foreign earnings at each reporting period. The Company has not recorded a deferred tax asset for the temporary difference associated with the excess of the tax basis over its book basis in its Austrian subsidiary as the future tax benefit is not expected to reverse in the foreseeable future. The Company has recorded a deferred tax liability as of March 31, 2015 for the undistributed earnings of its remaining foreign subsidiaries for which it can no longer assert are permanently reinvested. The total amount of undistributed earnings available to be repatriated at March 31, 2015 was $1.2 million resulting in the recording of a $0.4 million net deferred federal and state income tax liability.  (See Note 11, “Income Taxes,” for further information regarding our income tax assumptions and expenses.)

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

Computation of Net Loss per Common Share

Basic net loss per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing the net loss by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. For the years ended March 31, 2015, 2014, and 2013, common equivalent shares of 1,567,352, 643,158, and 1,072,584, respectively, were not included in the calculation of diluted EPS as they were considered antidilutive. The following table reconciles the numerators and denominators of the EPS calculation for the years ended March 31, 2015, 2014, and 2013 (in thousands except per share amounts):

	Year ended March 31,
	2015	2014	2013

Numerator:
Net loss	$(48,656)	$(56,258)	$(66,131)
Denominator:
Weighted-average shares of common stock outstanding	8,559	6,411	5,354
Weighted-average shares subject to repurchase	(82)	(149)	(47)
Shares used in per-share calculation ― basic	8,477	6,262	5,307
Shares used in per-share calculation ― diluted	8,477	6,262	5,307
Net loss per share ― basic	$(5.74)	$(8.98)	$(12.46)
Net loss per share ― diluted	$(5.74)	$(8.98)	$(12.46)

Foreign Currency Translation

The functional currency of all the Company’s foreign subsidiaries is the U.S. dollar, except for AMSC Austria, for which the local currency (Euro) is the functional currency, and AMSC China, for which the local currency (Renminbi) is the functional currency. The assets and liabilities of AMSC Austria and AMSC China are translated into U.S. dollars at the exchange rate in effect at the balance sheet date and income and expense items are translated at average rates for the period. Cumulative translation adjustments are excluded from net loss and shown as a separate component of stockholders’ equity. Net foreign currency gains (losses) are included in net loss and were $2.8 million, ($0.1) million, and $1.0 million for the years ended March 31, 2015, 2014 and 2013, respectively. The Company has no restrictions on the foreign exchange activities of its foreign subsidiaries, including the payment of dividends and other distributions.

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

Several of the Company’s government contracts are being funded incrementally, and as such, are subject to the future authorization, appropriation, and availability of government funding. The Company has a history of successfully obtaining financing under incrementally-funded contracts with the U.S. government and it expects to continue to receive additional contract modifications in the year ending March 31, 2015 and beyond as incremental funding is authorized and appropriated by the government.

Contingencies

From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. The Company records a liability in its consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. Management reviews these estimates in each accounting period as additional information is known and adjusts the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. If, with respect to a matter, it is not both probable to result in liability and the amount of loss cannot be reasonably estimated, an estimate of possible loss or range of loss is disclosed unless such an estimate cannot be made. The Company does not recognize gain contingencies until they are realized. Legal costs incurred in connection with loss contingencies are expensed as incurred. During the fiscal year ended March 31, 2015, the Company reversed legal expenses of approximately $2.2 million incurred in connection with the Ghodawat arbitration that were covered by the Catlin settlement.  The Company recorded a loss contingency of $1.8 million for the year ended March 31, 2013. (See Note 13, “Commitments and Contingencies,” for further information regarding the Company’s pending litigation.)

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

Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, warrants to purchase shares of common stock, derivatives, a senior convertible note and senior secured term loan. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses due to their short nature approximate fair value at March 31, 2015 and 2014. The estimated fair values have been determined through information obtained from market sources and management estimates.  The fair value for the debt and warrant arrangements have been estimated by management based on the terms that it believes it could obtain in the current market for debt with the same terms and similar maturities and is further supported by the December 2014 amendments to the senior secured term loan with similar terms and interest rate.  The Company classifies the estimates used to fair value these instruments as Level 3 inputs (See Note 3, “Fair Value Measurements” for a full discussion on fair value measurements.)

3. Fair Value Measurements

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

The Company provides a gross presentation of activity within Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements.  A change in the hierarchy of an investment from its current level is reflected in the period during which the pricing methodology of such investment changes.  Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 is made in the event that the related security is significant to total cash and investments.  The Company did not have any transfers of assets and liabilities between Level 1 and Level 3 of the fair value measurement hierarchy during the fiscal years ended March 31, 2015 and 2014.

A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value, measured as of March 31, 2015 and 2014 (in thousands):

	Total	Quoted Prices in	Significant Other	Significant
	Carrying	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2015:
Assets:
Cash equivalents	$12,519	$12,519	$-	$-
Derivative liabilities:
Warrants	$2,999	$-	$-	$2,999

	Total	Quoted Prices in	Significant Other	Significant
	Carrying	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2014:
Assets:
Cash equivalents	$17,675	$17,675	$-	$-
Derivative liabilities:
Warrants	$2,601	$-	$-	$2,601

The table below reflects the activity for the Company’s major classes of liabilities measured at fair value (in thousands):

		Warrants
April 1, 2014		$2,601
Warrant issuance with equity offering		4,255
Warrant issuance with senior secured term loan		106
Mark to market adjustment		(3,963)
Balance at March 31, 2015		$2,999

	Derivative
	Liability	Warrants
April 1, 2013	$529	$3,633
Warrant issuance with senior secured term loan	-	315
Mark to market adjustment	(525)	(1,347)
Extinguishment of derivative liability	(4)	-
Balance at March 31, 2014	$-	$2,601

The following table provides the assets and liabilities measured at fair value on a non-recurring basis, as of March 31, 2014 (in thousands).  During the year ended March 31, 2015 the following asset was determined to be no longer recoverable and was fully impaired.  See note 15, “Minority Investments” for further details:

	Total	Quoted Prices in	Significant Other	Significant
	Carrying	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2014:
Assets:
Investment in unconsolidated entity – Blade Dynamics	$3,690	$	$	$3,690

Valuation Techniques

Cash Equivalents

Cash equivalents consist of highly liquid instruments with maturities of three months or less that are regarded as high quality, low risk investments and are measured using such inputs as quoted prices, and are classified within Level 1 of the valuation hierarchy. Cash equivalents consist principally of certificates of deposit and money market accounts.

Warrants

Warrants were issued in conjunction with a Securities Purchase Agreement with Capital Ventures International (“CVI”), an equity offering to Hudson Bay Capital in November 2014, and a Loan and Security Agreement with Hercules Technology Growth Capital, Inc (“Hercules”). (See Note 9, “Debt,” and Note 10 “Warrants and Derivative Liabilities,” for additional information.) These warrants are subject to revaluation at each balance sheet date, and any change in fair value will be recorded as a change in fair value in derivatives and warrants until the earlier of their exercise or expiration.

The Company relies on various assumptions in a lattice model to determine the fair value of warrants. The Company has valued the warrants within Level 3 of the valuation hierarchy. (See Note 10, “Warrants and Derivative Liabilities,” for a discussion of the warrants and the valuation assumptions used.)

Minority Investment

The Company accounts for the minority investment in Blade Dynamics on a cost basis (See Note 15, “Minority Investments”).  During the year ended March 31, 2014, the Company determined that as a result of its efforts to sell its investment in Blade Dynamics, certain indicators of impairment existed which required the Company to perform further analysis. Based on analysis which included potential sale scenarios of the investment, the Company recorded an impairment charge of approximately $1.3 million and reported the investment at its estimated fair value as of March 31, 2014.

During the year ended March 31, 2015, the Company determined that as a result of a dilutive financing which resulted in the Company losing certain of its shareholder rights, as well as certain operational issues and adverse changes to the potential sale scenarios previously considered, its investment in Blade Dynamics was no longer recoverable and therefore recorded a charge of $3.5 million to fully impair the investment.

4. Accounts Receivable

Accounts receivable at March 31, 2015 and 2014 consisted of the following (in thousands):

	March 31,	March 31,
	2015	2014
Accounts receivable (billed)	$8,946	$6,113
Accounts receivable (unbilled)	987	1,459
Less: Allowance for doubtful accounts	(54)	(16)
Accounts receivable, net	$9,879	$7,556

As of March 31, 2015, one customer, Inox Wind Limited (“Inox”), accounted for approximately 56% of the Company’s total receivable balance. As of March 31, 2014, three customers, Inox, CGPS, and JCNE, accounted for approximately 20%, 14% and 13%, respectively, of the Company’s total receivable balance.

5. Inventory

Inventory at March 31, 2015 and 2014 consisted of the following (in thousands):

	March 31,	March 31,
	2015	2014
Raw materials	$9,411	$3,304
Work-in-process	2,117	4,047
Finished goods	7,487	10,275
Deferred program costs	1,581	3,068
Net inventory	$20,596	$20,694

The Company recorded inventory write-downs of $1.4 million and $0.3 million for the years ended March 31, 2015 and 2014, respectively.  These write downs were based on evaluating its inventory on hand for excess quantities and obsolescence.

Deferred program costs as of March 31, 2015 and 2014 primarily represent costs incurred on programs accounted for under contract accounting where the Company needs to complete development milestones before revenue and costs will be recognized.

6. Property, Plant and Equipment

The cost and accumulated depreciation of property and equipment at March 31, 2015 and 2014 are as follows (in thousands):

	March 31,	March 31,
	2015	2014
Land	$3,643	$3,643
Construction in progress - equipment	130	117
Buildings	34,549	34,341
Equipment and software	81,855	83,861
Furniture and fixtures	1,156	1,353
Leasehold improvements	4,132	5,211
Property, plant and equipment, gross	125,465	128,526
Less accumulated depreciation	(69,368)	(63,952)
Property, plant and equipment, net	$56,097	$64,574

Depreciation expense was $9.0 million, $9.9 million, and $12.1 million, for the years ended March 31, 2015, 2014, and 2013, respectively. (See Note 16, “Restructuring and Impairments,” for additional information regarding the effect the Company’s restructuring plan had on property, plant and equipment.)

7. Intangible Assets

Intangible assets at March 31, 2015 and 2014 consisted of the following (in thousands):

	2015			2014
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book	Estimated
	Amount	Amortization	Value	Amount	Amortization	Value	Useful Life
Licenses	$4,422	$(3,328)	$1,094	$4,473	$(2,962)	$1,511	7
Core technology and know-how	4,858	(4,530)	328	5,736	(5,252)	484	5-10
Intangible assets	$9,280	$(7,858)	$1,422	$10,209	$(8,214)	$1,995

The Company recorded intangible amortization expense of $0.6 million, $0.8 million, and $0.9 million for the years ended March 31, 2015, 2014, and 2013, respectively.

Expected future amortization expense related to intangible assets is as follows (in thousands):

For the years ended March 31,	Total
2016	$568
2017	553
2018	301
2019	-
Total	$1,422

The geographic composition of intangible assets is as follows (in thousands):

	March 31,
	2015	2014
Intangible assets by geography:
U.S.	$1,422	$1,995
Europe	-	-
Total	$1,422	$1,995

The business segment composition of intangible assets is as follows (in thousands):

	March 31,
	2015	2014
Intangible assets by business segments:
Wind	$-	$-
Grid	1,422	1,995
Total	$1,422	$1,995

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, 2015 and 2014 consisted of the following (in thousands):

	March 31,
	2015	2014
Accounts payable	$7,062	$1,749
Accrued inventories in-transit	1,127	212
Accrued miscellaneous expenses	2,695	5,935
Accrued outside services	582	3,716
Accrued subcontractor program costs	-	290
Accrued compensation	5,937	6,080
Income taxes payable	278	173
Accrued adverse purchase commitments	-	402
Accrued warranty	3,934	3,207
Total	$21,615	$21,764

The Company generally provides a one to three year warranty on its products, commencing upon installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.

Product warranty activity was as follows (in thousands):

	For the years ended
	March 31,
	2015	2014
Balance at beginning of period	$3,207	$2,709
Change in accruals for warranties during the period	2,839	1,717
Settlements during the period	(2,112)	(1,219)
Balance at end of period	$3,934	$3,207

9. Debt

Senior Convertible Note

On April 4, 2012, the Company entered into the Purchase Agreement with CVI and completed a private placement of a senior convertible note, (the “Initial Note”). After fees and expenses, the net proceeds of the Initial Note were $23.2 million. The Initial Note had an initial conversion price of $48.50 per share, representing a premium of approximately 20% over AMSC’s closing price on April 3, 2012, as adjusted for the reverse stock split. The Initial Note was payable in monthly installments beginning four months from issuance and ending on October 4, 2014. Monthly payments were payable in cash or the Company’s common stock at the option of the Company, subject to certain trading volume, stock price and other conditions. CVI could elect to defer receipt of monthly installment payments at its option. Any deferred installment payments would continue to accrue interest. The Company registered 1,026,231 shares of common stock which could be used as payment for principal and interest in lieu of cash for resale under the Securities Act of 1933, as amended (the “Securities Act”) as required under a Registration Rights Agreement with CVI.

The Company accounted for the Initial Note as an instrument that has the characteristics of a debt host contract containing several embedded derivative features that would require bifurcation and separate accounting as a derivative instrument pursuant to the provisions of ASC Topic 815 – Derivatives and Hedging (ASC 815). The Company elected not to use the fair value option for the aggregate amount of the Initial Note and recorded the liability at its stated value on the date of issuance with no changes in fair value reported in subsequent periods. The Company identified the following derivatives associated with the Initial Note: holder change of control redemption rights; issuer original redemption rights; sale redemption rights; and a feature to convert the Initial Note into equity at the holder’s option.  The Company valued these derivatives at $3.8 million upon issuance of the Initial Note. (See Note 10, “Warrants and Derivative Liabilities,” for additional information regarding derivative liabilities.)

In conjunction with the Initial Note, CVI received a warrant to purchase 309,406 additional shares of common stock exercisable at a strike price of $54.50 per share, subject to adjustment, until October 4, 2017. Due to certain adjustment provisions within the warrant, it qualified for liability accounting and had a fair value of $7.0 million upon issuance. The Company recorded the value as a debt discount and a warrant liability. (See Note 10, “Warrants and Derivative Liabilities,” for additional information regarding the warrant.)

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

Pursuant to the CVI Second Amendment, the Company and/or CVI waived certain provisions of the Amended Purchase Agreement and amended certain provisions of the Exchanged Note and exchanged the warrant (the “Original Warrant”) for a new warrant (the Exchanged Warrant”) with a reduced exercise price of $26.10 per share of common stock.

The Company assessed the changes to the Exchanged Note included in the CVI Second Amendment and accounted for it as a modification of the Exchanged Note. Therefore, the Company determined the incremental value of the derivative instruments, as a result of the CVI Second Amendment, specifically the Exchanged Warrant. (See Note 10 “Warrants and Derivative Liabilities” for discussion of the valuation of the Exchanged Warrant.)

During the years ended March 31, 2014 and 2013, the Company recorded non-cash interest expense for amortization of the debt discount related to the convertible notes of $4.1 million and $8.2 million respectively.

Provided certain equity conditions were met, the Company could elect to repay principal and interest in shares of the Company’s common stock. If the Company elected to make a payment in shares of the Company’s common stock, the number of shares issued was determined by dividing the amount of such payment by 85% of the lessor of the average volume-weighted average price (“VWAP”) of the 10 consecutive days immediately preceding the payment date or the VWAP price on the day preceding the payment date (the “Market Price”). The Company recorded the difference between the closing price of its common stock on the day preceding the payment date and the Market Price as a discount on the fair value of its shares. During the years ended March 31, 2014 and 2013, the Company recorded $2.9 million and $3.6 million, respectively, of non-cash interest expense related to installment payments made by issuing the Company’s common stock at a discount.

On March 2, 2014, the Company entered into an Exchange Agreement with CVI, pursuant to which the Company exchanged the Exchanged Note for approximately 663,000 shares of common stock and extinguished the debt.  As a result of this transaction, the Company recorded a loss on the extinguishment of debt of $5.2 million during the three months ended March 31, 2014.

Senior Secured Term Loans

On June 5, 2012, the Company entered into a Loan and Security Agreement with Hercules (the “Term Loan”), under which the Company borrowed $10.0 million. After the closing fees and expenses, the net proceeds to the Company were $9.7 million. The Term Loan bears an interest rate equal to 11% plus the percentage, if any, by which the prime rate as reported by The Wall Street Journal exceeds 3.75%. The Company made interest-only payments from July 1, 2012 through October 31, 2012, after which the Company began repaying the Term Loan in equal monthly installments ending on December 1, 2014, when the loan was repaid in full. In addition, Hercules received a warrant (the “First Warrant”) to purchase 13,927 shares of common stock, exercisable at an initial strike price of $35.90 per share, subject to adjustment, until December 5, 2017. Due to certain adjustment provisions within the warrant, it qualified for liability accounting and the fair value of $0.4 million was recorded upon issuance, which the Company recorded as a debt discount and a warrant liability.  The Company paid an end of term fee of $0.5 million upon the maturity of the loan on December 1, 2014. Initially, the Company had accrued the end of term fee and recorded a corresponding amount into the debt discount. In addition, the Company incurred $0.3 million of legal and origination costs in the year ended March 31, 2013, which have been recorded as a debt discount. The total debt discount including the First Warrant, end of term fee and legal and origination costs of $1.2 million was amortized into interest expense over the term of the Term Loan using the effective interest method. Under this method, interest expense was recognized each period until the debt instrument reached maturity. During the years ended March 31, 2015 and 2014, the Company recorded non-cash interest expense for amortization of the debt discount related to the Term Loan of less than $0.1 million and $0.5 million, respectively.

On November 15, 2013, the Company amended the Term Loan with Hercules and entered into a new term loan (the “New Term Loan B”), borrowing an additional $10.0 million. After closing fees and expenses, the net proceeds to the Company for the New Term Loan B were $9.8 million.  The New Term Loan B bears the same interest rate as the Term Loan.  The Company made interest-only payments from December 1, 2013 to May 31, 2014.  If the Company achieved certain revenue targets for the six-month period ending March 31, 2014, interest only payments would continue through August 31, 2014.  The Company did not meet these revenue targets.  As a result, the Company is repaying the New Term Loan B in equal monthly installments ending on November 1, 2016.  The principal balance of the New Term Loan B is approximately $6.7 million as of March 31, 2015.  Hercules received a warrant (the “Second Warrant”) to purchase 25,641 shares of common stock, exercisable at an initial strike price of $19.50 per share, subject to adjustment, until May 15, 2019.  In addition, the exercise price of the First Warrant was reduced to $19.50 per share.  (See Note 10, “Warrants and Derivative Liabilities,” for a discussion on both warrants and the valuation assumptions used.) The Company will pay an end of term fee of $0.5 million upon the earlier of maturity or prepayment of the New Term Loan B. The Company has accrued the end of term fee and recorded a corresponding amount into the debt discount.  The New Term Loan B includes a mandatory prepayment feature which allows Hercules the right to use any of the Company’s net proceeds from specified asset dispositions greater than $1.0 million in a calendar year to pay off any outstanding accrued interest and principal balance on the New Term Loan B.  The Company determined the fair value to be de-minimis for this feature. In addition, the Company incurred $0.2 million of legal and origination costs in the year ended March 31, 2014, which have been recorded as a debt discount. The total debt discount including the Second Warrant, end of term fee and legal and origination costs of $1.0 million is being amortized into interest expense over the term of the New Term Loan B using the effective interest method. During the years ended March 31, 2015 and 2014, the Company recorded non-cash interest expense for amortization of the debt discount related to the New Term Loan B of $0.4 million and $0.2 million, respectively.

On December 19, 2014, the Company entered into an amendment with Hercules (the “Hercules Second Amendment”) and entered into a new term loan (the “New Term Loan C”), borrowing an additional $1.5 million.  After closing fees and expenses, the net proceeds to the Company for the New Term Loan C were $1.4 million (The Term Loan, New Term Loan B and New Term Loan C are collectively referred to as the “Term Loans”).  The New Term Loan C also bears the same interest rate as the other Term Loans.  The Company will make interest only payments until maturity on March 1, 2017, when the loan is scheduled to be repaid in its entirety.  As a result of the Company’s equity raise on April 29, 2015, the maturity date of the loan was extended to June 1, 2017 (See Note 19, “Subsequent Events”).  In conjunction with the Hercules Second Amendment, the First and Second Warrants were cancelled and replaced with the issuance of a new warrant (the “Warrant”) to purchase 58,823 shares of common stock at an exercise price of $11.10 per share, subject to adjustment.  The Warrant expires on June 30, 2020.  (See Note 10, “Warrants and Derivative Liabilities”, for a discussion on the Warrant and the valuation assumptions used.)  The Company will pay an end of term fee of approximately $0.1 million upon earlier of maturity or prepayment of the New Term Loan C.  The Company has accrued the end of term fee and recorded a corresponding amount in the debt discount.  The New Term Loan C includes the same mandatory prepayment feature as the New Term Loan B.   The Company determined the fair value to be de-minimus for this feature.  In addition, the Company incurred approximately $0.1 million of legal and origination costs in the three months ended December 31, 2014, which have been recorded as a debt discount.  The total debt discount, including the Warrant, end of term fee and legal and origination costs of $0.3 million is being amortized into interest expense over the term of the New Term Loan C using the effective interest method.  During the year ended March 31, 2015 the Company recorded less than $0.1 million of non-cash interest expense related to the New Term Loan C.  If the maturity of any of the Term Loans is accelerated because of prepayment, then the amortization will be accelerated.

The Term Loans are secured by substantially all of the Company’s existing and future assets, including a mortgage on real property owned by the Company’s wholly-owned subsidiary, ASC Devens LLC, and located at 64 Jackson Road, Devens, Massachusetts.  The Term Loans contain certain covenants that restrict the Company’s ability to, among other things, incur or assume certain debt, merge or consolidate, materially change the nature of the Company’s business, make certain investments, acquire or dispose of certain assets, make guaranties or grant liens on its assets, make certain loans, advances or investments, declare dividends or make distributions or enter into transactions with affiliates. In addition, there is a covenant that requires the Company to maintain a minimum unrestricted cash balance (the “Minimum Threshold”) in the United States.  As part of the Hercules Second Amendment, this Minimum Threshold was amended to be the lower of $5.0 million or the aggregate outstanding principal balance of the Term Loans. As of March 31, 2015, the Minimum Threshold was $5.0 million.  As a result of the Company’s equity offering on April 29, 2015, the Minimum Threshold will be reduced to the lesser of $2.0 million or the aggregate outstanding principal balance of the Term Loans (See Note 19, “Subsequent Events”).  The events of default under the Term Loans include, but are not limited to, failure to pay amounts due, breaches of covenants, bankruptcy events, cross defaults under other material indebtedness and the occurrence of a material adverse effect and/or change in control. In the case of a continuing event of default, Hercules may, among other remedies, declare due all unpaid principal amounts outstanding and any accrued but unpaid interest and foreclose on all collateral granted to Hercules as security under the Term Loans.

Although the Company believes that as of March 31, 2015, it is in, and will remain in, compliance with the covenants and restrictions under the Term Loans, there can be no assurance that the Company will continue to be in compliance.

Interest expense on the Exchanged Note and Term Loans for the years ended March 31, 2015, 2014 and 2013, was $1.7 million, $9.7 million and $14.9 million, respectively, which included $0.5 million, $7.7 million and $12.4 million, respectively, of non-cash interest expense related to the amortization of the debt discount and payment of the Exchanged Note in Company common stock at a discount.

10. Warrants and Derivative Liabilities

Senior Convertible Note Warrant

On April 4, 2012, the Company entered into the Purchase Agreement with CVI. The Purchase Agreement included the Original Warrant to purchase 309,406 shares of the Company’s common stock. The warrant is exercisable at any time on or after the date that is six months after the issuance of the warrant and entitles CVI to purchase shares of the Company’s common stock for a period of five years from the initial date the warrant becomes exercisable at a price equal to $54.50 per share, subject to certain price-based and other anti-dilution adjustments. On October 9, 2013, the Company amended the Purchase Agreement with CVI (the “Amendment”). Pursuant to the Amendment, the Company exchanged the Original Warrant for the Exchanged Warrant, with a reduced exercise price of $26.10 per share of common stock. Other than the reduced exercise price, the Exchanged Warrant has the same terms and conditions as the Original Warrant.  As a result of the sales of common stock under the ATM (See Note 12, “Stockholders’ Equity”, for further discussion of the ATM) and the 909,090 units, each unit consisting of one share of common stock and 0.90 of a warrant to purchase one share of common stock (adjusted to reflect our 1-for-10 reverse stock on March 24, 2015) sold to Hudson Bay Capital during the three months ended December 31, 2014, the exercise price of the Exchanged Warrant was reduced to $22.10 per share.  The Exchanged Warrant may not be exercised if, after giving effect to the conversion, CVI together with its affiliates would beneficially own in excess of 4.99% of the Company’s common stock. This percentage may be raised to any other percentage not in excess of 9.99% at the option of CVI, upon at least 61-days prior notice to the Company, or lowered to any other percentage, at the option of CVI, at any time.

The Company calculated the fair value of the derivative liabilities, (see Note 3, “Fair Value Measurements”, and Note 9, “Debt” for further discussion), and warrants utilizing an integrated lattice model. The lattice model is an option pricing model that involves the construction of a binomial tree to show the different paths that the underlying asset may take over the option’s life. A lattice model can take into account expected changes in various parameters such as volatility over the life of the options, providing more accurate estimates of option prices than the Black-Scholes model.

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

Following is a summary of the key assumptions used to calculate the fair value of the warrant:

	March 31,	December 31,	September 30,	June 30,
Fiscal Year 14	2015	2014	2014	2014

Risk-free interest rate	0.73%	1.00%	1.07%	0.98%
Expected annual dividend yield	—%	—%	—%	—%
Expected volatility	70.42%	72.38%	76.20%	83.50%
Term (years)	2.51	2.76	3.01	3.26
Fair value	$0.3 million	$0.5 million	$1.5 million	$2.3 million
			Post-modification	Pre-modification
	March 31,	December 31,	October 9,	October 9,	September 30,	June 30,
Fiscal Year 13	2014	2013	2013	2013	2013	2013

Risk-free interest rate	1.11%	1.17%	1.05%	1.05%	1.02%	1.13%
Expected annual dividend yield	—%	—%	—%	—%	—%	—%
Expected volatility	80.99%	75.60%	71.45%	71.45%	71.98%	71.90%
Term (years)	3.51	3.76	3.99	3.99	4.01	4.27
Fair value	$ 2.2 million	$ 2.2 million	$ 3.2 million	$ 2.2 million	$ 2.5 million	$ 3.0 million

	March 31,	December 31,	September 30,	June 30,	April 4,
Fiscal Year 12	2013	2012	2012	2012	2012

Risk-free interest rate	0.67%	0.75%	0.63%	0.77%	1.19%
Expected annual dividend yield	—%	—%	—%	—%	—%
Expected volatility	71.74%	80.60%	80.90%	80.80%	80.00%
Term (years)	4.51	4.76	5.01	5.28	5.50
Fair value	$ 3.4 million	$ 4.4 million	$ 7.1 million	$ 8.6 million	$ 7.0 million

The Company recorded net gains, resulting from the decrease in the fair value of the Exchanged Warrant, of $1.9 million, $1.2 million and $3.6 million to change in fair value of derivatives and warrants in the years ended March 31, 2015, 2014, and 2013 respectively.

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

The terms of the December 2012 Amendment with CVI provided for, among other things, the exchange of the Initial Note for the Exchanged Note and the reduction of the conversion price of the Initial Note from $48.50 per share to $31.90 per share in the Exchanged Note.

On March 2, 2014, the Company entered into an Exchange Agreement with CVI, pursuant to which the Company exchanged the Exchanged Note for approximately 663,000 shares of common stock, in full satisfaction of all amounts owed under the Exchanged Note, including any accrued interest.  In addition, the Company extinguished the remaining value for the derivative liability identified with the Exchanged Note and any unamortized debt discount.

Following is a summary of the key assumptions used to value the convertible notes derivative features:

	March 31,	December 31,	September 30,	June 30,
Fiscal Year 13	2014	2013	2013	2013

Principal outstanding (000's)	$ —	$10,411	$10,411	$14,389
Stock price	N/A	$16.40	$23.40	$26.40
Percentage volume condition met	— %	87.20%	80.20%	87.50%
Expected volatility	— %	68.63%	66.26%	65.80%
Risk free rate	— %	0.12%	0.10%	0.21%
Bond yield	— %	16.50%	15.50%	16.70%
Recovery rate	— %	35.00%	35.00%	37.00%
Redeemable	N/A	yes	yes	yes
Total time (years)	—	0.75	1.00	1.26
Dilution effect	N/A	yes	yes	yes
Fair value	$ —	$ —	$ 0.2 million	$ 0.5 million
Fair value as a percent of par	— %	0.02%	0.70%	3.30%

			Post-modification	Pre-modification
	March 31,	December 31,	December 20,	December 20,	September 30,	June 30,	April 4,
Fiscal Year 12	2013	2012	2012	2012	2012	2012	2012

Principal outstanding (000's)	$15,380	$20,944	$20,944	$24,074	$24,074	$25,000	$25,000
Stock price	$26.70	$26.20	$29.50	$29.50	$41.50	$46.80	$39.70
Percentage volume condition met	80.50%	94.50%	94.90%	28.60%	51.00%	75.20%	85.90%
Expected volatility	66.91%	73.50%	72.50%	72.50%	70.00%	71.00%	75.00%
Risk free rate	0.20%	0.23%	0.25%	0.25%	0.23%	0.33%	0.44%
Bond yield	16.50%	16.50%	16.50%	16.50%	15.00%	16.00%	15.00%
Recovery rate	30.00%	30.00%	30.00%	30.00%	30.00%	30.00%	30.00%
Redeemable	yes	yes	yes	yes	yes	yes	yes
Total time (years)	1.51	1.76	1.79	1.79	2.01	2.28	2.50
Dilution effect	yes	yes	yes	yes	yes	yes	yes
Fair value	$ 0.5 million	$ 1.0 million	$ 1.5 million	$ 0.9 million	$ 2.8 million	$ 4.5 million	$ 3.8 million
Fair value as a percent of par	3.40%	4.90%	7.10%	3.90%	11.40%	17.90%	15.10%

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

The Company recorded net gains, resulting from the decrease in the fair value of the derivative, of $0.5 million and $3.8 million to change in fair value of derivatives and warrants in the year ended March 31, 2014, and 2013, respectively.

Senior Secured Term Loan – First Warrant

On June 5, 2012, the Company entered into the Loan and Security Agreement with Hercules. (See Note 9, “Debt,” for additional information regarding the Loan and Security Agreement.) In conjunction with this agreement, the Company issued the First Warrant to purchase 13,927 shares of the Company’s common stock. The First Warrant was exercisable at any time after its issuance and had an expiration date of December 5, 2017, at a price equal to $35.90 per share subject to certain price-based and other anti-dilution adjustments.  The exercise price was reduced to $19.50 per share in conjunction with entering into the New Term Loan B. An anti-dilution adjustment due to the sale of 909,090 units of the Company’s common stock to Hudson Bay Capital resulted in a reduction of the exercise price to $17.00 per share, on November 13, 2014.  The Hercules Second Amendment resulted in the cancellation of the First Warrant on December 19, 2014.

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

The Company recorded net gains, resulting from the decrease in fair value of the First Warrant, of $0.1 million, $0.1 million and $0.2 million to change in fair value of derivatives and warrants during the years ended March 31, 2015, 2014, and 2013, respectively.

Senior Secured Term Loan – Second Warrant

On November 15, 2013, the Company amended the Loan and Security Agreement with Hercules and entered into the New Term Loan B. (See Note 9, “Debt,” for additional information regarding the New Term Loan B.) In conjunction with this agreement, the Company issued the Second Warrant to purchase 25,641 shares of the Company’s common stock. The Second Warrant was exercisable at any time after its issuance at a price equal to $19.50 per share subject to certain price-based and other anti-dilution adjustments and had an expiration date of May 15, 2019.  An anti-dilution adjustment due to the sale of 909,090 units of the Company’s common stock to Hudson Bay Capital resulted in a reduction of the exercise price to $17.00 per share on November 13, 2014.  The Hercules Second Amendment resulted in the cancellation of the Second Warrant on December 19, 2014.

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

The Company recorded a net gain, resulting from the decrease in fair value of the Second Warrant, of $0.3 million in the year ended March 31, 2015 and no change in the year ended March 31, 2014.

The Company prepared its estimates for the assumptions used to determine the fair value of the warrants issued in conjunction with both the Exchanged Note and Term Loans utilizing the respective terms of the warrants with similar inputs, as described above.

Senior Secured Term Loan - New Warrant

On December 19, 2014, the Company entered into the Hercules Second Amendment and entered into the New Term Loan C. (See Note 9, “Debt” for additional information regarding the New Term Loan C).  In conjunction with the agreement, the Company cancelled the First and Second Warrants, and reissued a Warrant to purchase 58,823 shares of the Company’s common stock.  The Warrant is exercisable at any time after its issuance at a price of $11.00 per share, subject to certain price-based and other anti-dilution adjustments, and expires on June 30, 2020.

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

Following is a summary of the key assumptions used to calculate the fair value of the Warrant:

			New Issuance
	March 31,	December 31,	December 19,
Fiscal Year 14	2015	2014	2014

Risk-free interest rate	1.41%	1.73%	1.74%
Expected annual dividend yield	—%	—%	—%
Expected volatility	74.60%	77.43%	70.26%
Term (years)	5.25	5.50	5.53
Fair value	$0.2 million	$0.2 million	$0.2 million

The Company recorded no significant change in the fair value of the Warrant in the year ended March 31, 2015.

November 2014 Warrant

On November 13, 2014, the Company completed an offering of 909,090 units of the Company’s common stock (adjusted to reflect our 1-for-10 reverse stock split effected on March 24, 2015) with Hudson Bay Capital.  (See Note 12, “Stockholder’s Equity”, for further information).  Each unit consisted of one share of the Company’s common stock and 0.90 of a warrant to purchase one share of common stock, or a warrant to purchase in the aggregate 818,181 shares (the “November 2014 Warrant”).  The November 2014 Warrant is exercisable at any time, at a price equal to $11.00 per share and expires on November 13, 2019.

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

Following is a summary of the key assumptions used to calculate the fair value of the November 2014 Warrant:

			New Issuance
	March 31,	December 31,	November 13,
Fiscal Year 14	2015	2014	2014

Risk-free interest rate	1.28%	1.61%	1.64%
Expected annual dividend yield	—%	—%	—%
Expected volatility	75.96%	78.00%	72.86%
Term (years)	4.62	4.87	5.00
Fair value	$2.5 million	$3.2 million	$4.3 million

The Company recorded a decrease in the fair value of the November 2014 Warrant, resulting in a gain of $1.8 million in the year ended March 31, 2015.

11. Income Taxes

Income (loss) before income taxes for the years ended March 31, 2015, 2014, and 2013 are provided in the table as follows (in thousands):

	For the years ended March 31,
	2015	2014	2013
Income (loss) before income tax expense:
U.S.	$(40,277)	$(91,558)	$(66,975)
Foreign	(8,563)	36,152	580
Total	$(48,840)	$(55,406)	$(66,395)

The components of income tax expense (benefit) attributable to continuing operations consist of the following (in thousands):

	For the years ended March 31,
	2015	2014	2013
Current
Federal	$47	$287	$94
State	-	-	-
Foreign	(274)	614	(438)
Total current	(227)	901	(344)

Deferred
Federal	43	(49)	93
State	-	-	-
Foreign	-	-	(13)
Total deferred	43	(49)	80

Income tax (benefit) expense	$(184)	$852	$(264)

The reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate is shown below.

	For the years ended March 31,
	2015	2014	2013
Statutory federal income tax rate	(34)%	(34)%	(34)%
State income taxes, net of federal benefit	2	-	(3)
Deemed dividend	1	1	2
Foreign income tax rate differential	6	(6)	(2)
Stock options	1	2	(2)
Nondeductible expenses	1	1	1
Research and development tax credit	-	-	(1)
Deferred Warrants	(3)	(1)
Interest expense	-	5	7
Extinguishment of debt	-	3	-
Reversal of uncertain tax benefits	(6)	-	-
Valuation allowance	32	30	32
Effective income tax rate	-%	1%	-%

The following is a summary of the principal components of the Company’s deferred tax assets and liabilities (in thousands):

	For the years ended March 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$272,498	$260,254
Research and development and other tax credit carryforwards	10,655	10,613
Accruals and reserves	37,153	36,214
Fixed assets and intangible assets	2,432	2,855
Other	18,514	19,594
Gross deferred tax assets	341,252	329,530
Valuation allowance	(294,860)	(282,824)
Total deferred tax assets	46,392	46,706

Deferred tax liabilities:
Intercompany debt	(36,298)	(36,102)
Other	(10,174)	(10,641)
Total deferred tax liabilities	(46,472)	(46,743)
Net deferred tax liabilities	$(80)	$(37)

The Company has provided a full valuation allowance against its net deferred income tax assets since it is more likely than not that its deferred tax assets are not currently realizable due to the net operating losses incurred by the Company since its inception and net operating losses forecasted in the future. The Company has recorded a deferred tax asset of approximately $13.2 million reflecting the benefit of deductions from the exercise of stock options. This deferred tax asset has been fully reserved since it is more likely than not that the tax benefit from the exercise of stock options will not be realized. The tax benefit will be recorded as a credit to additional paid-in capital if realized.

At March 31, 2015, the Company had aggregate net operating loss carryforwards in the U.S. for federal and state income tax purposes of approximately $760.4 million and $185.5 million, respectively, which expire in the years ending March 31, 2016 through 2035. Included in the U.S. net operating loss is $3.7 million of acquired losses from Power Quality Systems, Inc. and $52.4 million from excess tax deductions from stock options exercised in the years ending March 31, 2006 through 2015. Pursuant to the guidance on accounting for stock-based compensation, the deferred tax asset relating to excess tax benefits from these exercises was not recognized for financial statement purposes. The future benefit from these deductions will be recorded as a credit to additional paid-in capital when realized. Research and development and other tax credit carryforwards amounting to approximately $8.2 million and $3.0 million are available to offset federal and state income taxes, respectively, and will expire in the years ending March 31, 2016 through 2035.

At March 31, 2015, the Company had aggregate net operating loss carryforwards for its Austrian subsidiary, AMSC Austria GmbH, of approximately $51.5 million which can be carried forward indefinitely subject to certain annual limitations. At March 31, 2015, the Company had aggregate net operating loss carryforwards for its Chinese operation of approximately $28.6 million, which expire in the years ending March 31, 2017 and 2020. At March 31, 2015, the Company had aggregate net operating loss carryforwards from Romania of $3.0 million, which can be carried forward through March 31, 2022.  Also the Company had immaterial amounts of current and net operating loss carryforwards for its other foreign operations which can be carried forward indefinitely.

Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “IRC”), provides limits on the extent to which a corporation that has undergone an ownership change (as defined) can utilize any NOL and general business tax credit carryforwards it may have. The Company is currently conducting a study as a result of the April 2015 equity offering (See Note 19, “Subsequent Events”) to determine whether Section 382 could limit the use of its carryforwards in this manner. The Company does not anticipate that any potential limitation will have a material impact on its ability to utilize its net operating loss carryforwards.  If there were material ownership changes subsequent to the study it could limit the ability to utilize its net operating loss carryforwards.

The Company has not recorded a deferred tax asset for the temporary difference associated with the excess of its tax basis over the book basis in its Austrian subsidiary as the future tax benefit is not expected to reverse in the foreseeable future.

The Company has recorded a deferred tax liability as of March 31, 2015 for the undistributed earnings of its remaining foreign subsidiaries for which it can no longer assert are permanently reinvested. The total amount of undistributed earnings available to be repatriated at March 31, 2015 was $1.2 million resulting in the recording of a $0.4 million net deferred federal and state income tax liability.

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. The Company did not identify any uncertain tax positions at March 31, 2015. The Company did not have any gross unrecognized tax benefits at March 31, 2015 and had approximately $1.1 million at March 31, 2014. These amounts represent the amount of unrecognized tax benefits that, if recognized, would result in a reduction of the Company’s effective tax rate.

During the quarter ended September 30, 2011, the Company concluded a tax audit for the period January 1, 2006 through March 31, 2008 with its foreign subsidiary in Austria. The results of the audit concluded that previously deducted amounts for certain trademark and management fees related to corporate affairs charges would no longer be tax deductible. During the quarter ended March 31, 2015, the Company concluded a second tax audit for the period April 1, 2008 through March 31, 2011 with its foreign subsidiary in Austria.  The results of this audit found no exceptions to the trademark and management fees related to corporate affairs charges in the periods under audit.

A tabular roll-forward of the Company’s uncertainties in income tax provision liability is presented below (in thousands):

Balance at March 31, 2013	$1,061
Increase for tax positions	-
Balance at March 31, 2014	$1,061
Reversal of uncertain tax positions	(1,061)
Balance at March 31, 2015	$-

The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. Any unrecognized tax benefits, if recognized, would favorably affect its effective tax rate in any future period. The Company does not expect that the amounts of unrecognized benefits will change significantly within the next twelve months. Interest and penalties were recorded beginning in the year ended March 31, 2011 through March 31, 2014, but were immaterial amounts and subsequently reversed in the year ended March 31, 2015.

The Company conducts business globally and, as a result, its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Major tax jurisdictions include the U.S., China and Austria. All U.S. income tax filings for years ending March 31, 1995 through 2015 remain open and subject to examination and all years from the year ended March 31, 2012 through 2015 remain open and subject to examination in Austria.  Tax filings in China for calendar years 2008 through 2014 will remain open and subject to examination. Tax filings in Romania for the year ended March 31, 2014 through 2015 remain open and subject to examination.

12. Stockholders’ Equity

Stock-Based Compensation

The components of employee stock-based compensation for the years ended March 31, 2015, 2014 and 2013 were as follows (in thousands):

	For the Years Ended March 31,
	2015	2014	2013
Stock options	$1,851	$2,730	$3,389
Restricted stock and stock awards	4,063	7,936	4,698
Employee stock purchase plan	22	30	51
Total stock-based compensation expense	$5,936	$10,696	$8,138

The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. The total unrecognized compensation cost for unvested outstanding stock options was $1.2 million and $2.0 million for the years ended March 31, 2015 and 2014, respectively. This expense will be recognized over a weighted-average expense period of approximately 2.7 years. The total unrecognized compensation cost for unvested outstanding restricted stock was $2.6 million and $1.8 million for the years ended March 31, 2015 and 2014, respectively. This expense will be recognized over a weighted-average expense period of approximately 1.2 years.

The following table summarizes employee stock-based compensation expense by financial statement line item for the years ended March 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Cost of revenues	$719	$1,002	$726
Research and development	1,728	2,751	2,456
Selling, general and administrative	3,489	6,943	4,956
Total	$5,936	$10,696	$8,138

The following table summarizes the information concerning currently outstanding and exercisable employee and non-employee options:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options/	Exercise	Contractual	Intrinsic Value
	Shares	Price	Term	(thousands)
Outstanding at March 31, 2014	294,184	$109.31
Granted	100,000	14.30
Exercised	-	-
Cancelled/forfeited	(13,244)	103.51
Outstanding at March 31, 2015	380,940	$84.57	6.6	$-
Exercisable at March 31, 2015	210,869	$135.95	5.0	$-
Fully vested and expected to vest at March 31, 2015	363,021	$87.94	6.5	$-

The weighted-average grant-date fair value of stock option awards granted during the years ended March 31, 2015, 2014 and 2013 was $10.18 per share, $16.20 per share, and $25.60 per share, respectively. Intrinsic value represents the amount by which the market price of the common stock exceeds the exercise price of the options. Given the decline in the Company’s stock price, exercisable options as of March 31, 2015, 2014 and 2013 had no intrinsic value.

The weighted average assumptions used in the Black-Scholes valuation model for stock options granted during the years ended March 31, 2015, 2014, and 2013 are as follows:

	For the Years Ended March 31,
	2015	2014	2013
Expected volatility	85.5%	75.1%	72.0%
Risk-free interest rate	1.9%	1.7%	0.9%
Expected life (years)	5.8	5.9	5.9
Dividend yield	None	None	None

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

The following table summarizes the employee and non-employee restricted stock activity for the year ended March 31, 2015:

		Weighted	Intrinsic
		Average	Aggregate
		Grant Date	Value
	Shares	Fair Value	(thousands)
Outstanding at March 31, 2014	241,536	$33.43
Granted	332,782	16.68
Vested	(210,942)	29.09
Forfeited	(22,788)	18.91
Outstanding at March 31, 2015	340,588	$20.82	$2,193
The total fair value of restricted stock that was granted during the years ended March 31, 2015, 2014 and 2013 was $5.6 million, $4.5 million, which includes $0.5 million for bonus and severance, and $10.6 million, which includes $1.6 million for bonus and severance, respectively. The total fair value of restricted stock that vested during the years ended March 31, 2015, 2014 and 2013 was $3.1 million, $3.7 million, which includes $0.5 million for bonus and severance, and $3.4 million, which includes $1.6 million for bonus and severance respectively.

The restricted stock granted during the years ended March 31, 2015, 2014 and 2013 includes approximately 38,021, 40,201, and 142,212 shares, respectively, of performance-based restricted stock, which would vest upon achievement of certain financial performance measurements. Included in the table above are 10,000 shares of restricted stock units outstanding.

The remaining shares granted vest upon the passage of time. For awards that vest upon the passage of time, expense is being recorded over the vesting period.

Stock-Based Compensation Plans

As of March 31, 2015, the Company had two active stock plans: the 2007 Stock Incentive Plan, as amended (the “2007 Plan”) and the Amended and Restated 2007 Director Stock Plan (the “2007 Director Plan”). The 2007 Stock Incentive Plan replaced the Company’s 2004 Stock Incentive Plan upon the approval by the Company’s stockholders on August 3, 2007. The 2007 Director Stock Plan replaced the Second Amended and Restated 1997 Director Stock Option Plan, which expired pursuant to its terms on May 2, 2007. Both the 2007 Plan and the 2007 Director Plan were approved by the Company’s stockholders on August 1, 2014.

The 2007 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. In the case of options, the exercise price shall be equal to at least the fair market value of the common stock, as determined by (or in a manner approved by) the Board of Directors, on the date of grant. The contractual life of options is generally 10 years. Options generally vest over a 3-5 year period while restricted stock generally vests over a 3 year period.

As of March 31, 2015, the 2007 Director Plan provided for the grant of nonstatutory stock options and stock awards to members of the Board of Directors who are not also employees of the Company (outside directors). Under the terms of the 2007 Director Plan as of March 31, 2014, each outside director was granted an option to purchase 1,000 shares of common stock upon his or her initial election to the Board of Directors with an exercise price equal to the fair market value of the Company’s common stock on the date of the grant. These options vest in equal annual installments over a two-year period. In addition, as of March 31, 2014, each outside director was granted an award of 300 shares of common stock three business days following each annual meeting of stockholders, provided that such outside director had served as a director for at least one year.  Under the terms of the 2007 Director Plan effective April 1, 2014, each outside director is granted an option to purchase shares of common stock with an aggregate grant date value equal to $40,000 upon his or her initial election to the Board with an exercise price equal to the fair market value of the Company’s common stock on the date of the grant. These options vest in equal annual installments over a two-year period. In addition, effective April 1, 2014, each outside director is granted an award of shares of common stock with an aggregate grant date value equal to $40,000 three business days following the last day of each fiscal year, subject to proration for any partial fiscal year of service.

As of March 31, 2015, the 2007 Plan had 557,578 shares and the 2007 Director Plan had 64,700 shares available for future issuance.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (ESPP) which provides employees with the opportunity to purchase shares of common stock at a price equal to the market value of the common stock at the end of the offering period, less a 15% purchase discount. The Company recognized compensation expense of $0.1 million for each of the years ended March 31, 2015, 2014, and 2013, respectively, related to the ESPP. The Company issued 16,708 shares of common stock related to the ESPP during the year ended March 31, 2015. As of March 31, 2015, the ESPP had 8,168 shares available for future issuance.

ATM Arrangement

On November 15, 2013, the Company entered into an ATM arrangement, pursuant to which, the Company could, at its discretion, sell up to $30.0 million of the Company’s common stock through its sales agent, MLV & Co. LLC (“MLV”). Sales of common stock made under the ATM were made on The NASDAQ Global Market under the Company’s previously filed and currently effective Registration Statement on Form S-3 (File No. 333-191153) by means of ordinary brokers’ transactions at market prices. Under the terms of the ATM, the Company could sell shares of its common stock through MLV, on The NASDAQ Global Market or otherwise, at negotiated prices or at prices related to the prevailing market price. Under the terms of the ATM, MLV could not engage in any proprietary trading or trading as principal for MLV’s own account. MLV used its commercially reasonable efforts to sell the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company paid MLV a commission of up to 3% of the gross proceeds from the sale of shares of its common stock under the ATM. The Company has also agreed to provide MLV with customary indemnification rights.

During the years ended March 31, 2015 and 2014, the Company received net proceeds of $5.8 million and $7.5 million, including sales commissions and offering expenses, from sales of approximately 375,000 and 487,000 shares of its common stock at an average sales price of approximately $16.05 and $16.24 per share under the ATM, respectively. The ATM arrangement was terminated on November 5, 2014.

November 2014 Offering

On November 13, 2014, the Company completed an equity offering to Hudson Bay Capital, under which the Company sold 909,090 units of its common stock at $11.00 per unit (adjusted to reflect our 1-for-10 reverse stock split).  Each unit consisted of one share of common stock and 0.90 of a warrant to purchase one share of common stock, or a warrant to purchase 818,181 shares of common stock.  (See Note 10, “Warrants and Derivative Liabilities”, for further information regarding the warrant.).  After the underwriting discount and estimated offering expenses payable by the Company, the Company received net proceeds from the offering of approximately $9.1 million.  The Company allocated the net proceeds first to the fair value of the warrants as determined under a lattice model on November 13, 2014 (See Note 10, “Warrants and Derivative Liabilities,” for a discussion on both warrants and the valuation assumptions used) with the residual fair value allocated to the common stock. Costs of the offering were allocated to other (expense) income and equity based on the relative fair value of the warrants and common stock, respectively.

13. Commitments and Contingencies

Commitments

Purchase Commitments

The Company periodically enters into non-cancelable purchase contracts in order to ensure the availability of materials to support production of its products. Purchase commitments represent enforceable and legally binding agreements with suppliers to purchase goods or services. The Company periodically assesses the need to provide for impairment on these purchase contracts and record a loss on purchase commitments when required. As of March 31, 2015, the Company had paid the remaining adverse purchase commitment liability. As of March 31, 2014, the Company recorded a liability for adverse purchase commitments of $0.4 million, which was paid during the year ended March 31, 2015.

Lease Commitments

Operating leases include minimum payments under leases for the Company’s facilities and certain equipment; see Item 2, “Properties.” The Company’s primary leased facilities are located in New Berlin, Wisconsin; Suzhou and Beijing, China; Klagenfurt, Austria; and Timisoara, Romania with a combined total of approximately 272,000 square feet of space. These leases have varying expiration dates through March 2021 which can generally be terminated at the Company’s request after a six month advance notice. The Company leases other locations which focus primarily on applications engineering, sales and/or field service and do not have significant leases or physical presence.

Minimum future lease commitments at March 31, 2015 were as follows (in thousands):

For the years ended March 31,	Total
2016	$1,211
2017	652
2018	367
2019	224
2020	160
Thereafter	154
Total	$2,768

Rent expense under the operating leases mentioned above was as follows (in thousands):

	For the years ended
	March 31,
	2015	2014	2013
Rent expense	$2,091	$2,152	$2,437

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

Ghodawat, a company registered in India carrying on the business of wind power development, lodged a Request for Arbitration with the ICC Court on May 12, 2011 and named the Company’s wholly-owned Austrian subsidiary, AMSC Austria GmbH (“AMSC Austria”) as the Respondent. Under the Request for Arbitration, Ghodawat alleged that AMSC Austria breached an agreement dated March 19, 2008 pursuant to which AMSC Austria granted a license to Ghodawat to manufacture, use, sell, market, erect, commission and maintain certain wind turbines using its technical information and wind turbine design (the “License Agreement”). Under the Request for Arbitration, Ghodawat’s claims in this arbitration amounted to approximately €18 million ($24 million).  AMSC Austria submitted counterclaims under the License Agreement against Ghodawat in the amount of approximately €6 million ($8 million).  On August 29, 2014, the ICC Court ruled that AMSC Austria was liable for damages and awarded Ghodawat approximately €8.3 million, which included reimbursement of legal costs and associated expenses.  Interest on this amount accrued at a rate of 5.33% from the date of award.  The Company had recorded a loss contingency of $0.5 million based on its assessment of probable losses on this claim in a prior period.  As a result of the arbitration award liability, the Company recorded a charge of $10.2 million during the three months ended September 30, 2014.

On February 4, 2015, AMSC Austria entered into a Settlement Agreement with Ghodawat, which provided for, among other things, (i) a payment by AMSC Austria to Ghodawat of €7.45 million, and (ii) upon payment by AMSC Austria to Ghodawat, the full settlement of any and all disputes and claims between the parties (including their respective parent and affiliated companies), in particular relating to or arising out of the award.  The Company paid the settlement amount during the fourth quarter of fiscal 2014.  As a result of the Settlement Agreement, the Company reversed a portion of the accrued arbitration liability and recorded a reversal of an excess accrual of approximately $1.2 million in the fourth quarter of fiscal 2014.  The Company’s insurer, Catlin Specialty Insurance Company (“Catlin”) sought and received a ruling from the Massachusetts Superior Court that coverage does not apply to the arbitration award liability.  On January 14, 2015, the Company and AMSC Austria entered into a Settlement Agreement and Release with Catlin, which provided for, among other things, (i) the Company’s and AMSC Austria’s release of all claims against Catlin relating to the arbitration award liability, and (ii) Catlin’s release of all claims against the Company and AMSC Austria relating to approximately $2.3 million reimbursed to date under the insurance policy for expenses incurred in connection with the arbitration proceedings.  As a result of the settlement with Catlin, in the fourth quarter of fiscal 2014, the Company reversed an accrual of approximately $2.2 million for expenses previously reimbursed by Catlin under the policy.

Between April 6, 2011 and May 12, 2011, seven putative securities class action complaints were filed against the Company and two of its officers in the United States District Court for the District of Massachusetts (the “Court”); one complaint additionally asserted claims against the underwriters who participated in its November 12, 2010 securities offering. On June 7, 2011, the Court consolidated these actions under the caption Lenartz v. American Superconductor Corporation, et al., Docket No. 1:11-cv-10582-WGY. On August 31, 2011, Lead Plaintiff, the Plumbers and Pipefitters National Pension Fund, filed a consolidated amended complaint against the Company, its officers and directors, and the underwriters who participated in its November 12, 2010 securities offering, asserting claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated under the Exchange Act, as well as under sections 11, 12(a)(2) and 15 of the Securities Act.  On November 19, 2013, the Company entered into a Stipulation and Agreement of Settlement (the “Stipulation”), which resolved the claims asserted against the Company, certain of its current and former officers and directors, and the underwriters. The terms of the Stipulation provided, among other things, a settlement payment by the Company of $10.0 million, $8.2 million of which was to be funded by the Company’s insurers and $1.8 million of which was paid through the issuance of 94,488 shares of its common stock (the “Settlement Shares”). In the event that the value of the Settlement Shares (as calculated under the Stipulation) decreased as of the effective date of the settlement, the Company was required to make a cash payment for the difference in value.  The effective date of the Stipulation was June 5, 2014 (the “Effective Date”).  Pursuant to the terms of the Stipulation, (i) on June 11, 2014, the Company made a cash payment of approximately $0.5 million for the decrease in value of the Settlement Shares (as calculated under the Stipulation) as of the Effective Date, and (ii) on June 18, 2014, the Company issued the Settlement Shares.  The issuance of the Settlement Shares was exempt from registration pursuant to Section 3(a)(10) of the Securities Act.  The aforementioned payments by the Company represented the final amounts to be paid to the plaintiffs under the Stipulation.

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

The Company also submitted a civil action application to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Yi Zhong Min Chu Zi No. 15524, against Sinovel for software copyright infringement on September 13, 2011. The application alleges Sinovel’s unauthorized use of portions of the Company’s wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines and the binary code, or upper layer, of the Company’s software for the PM3000 power converters in 1.5MW wind turbines. In July 2011, a former employee of the Company’s Austrian subsidiary was arrested in Austria on charges of economic espionage and fraudulent manipulation of data. In September 2011, the former employee pled guilty to the charges, and was imprisoned. As a result of the Company’s internal investigation and a criminal investigation conducted by Austrian authorities, the Company believes that this former employee was contracted by Sinovel through an intermediary while employed by the Company and improperly obtained and transferred to Sinovel portions of its wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines. Moreover, the Company believes the former employee illegally used source code to develop for Sinovel a software modification to circumvent the encryption and remove technical protection measures on the Company’s PM3000 power converters in 1.5MW wind turbines in the field. The Company is seeking a cease and desist order with respect to the unauthorized copying, installation and use of its software, monetary damages of approximately RMB 38 million ($6 million) for its economic losses and reimbursement of all costs and reasonable expenses. The Beijing No. 1 Intermediate People’s Court accepted the case, which was necessary in order for the case to proceed. In November 2011, Sinovel filed a motion to remove this case from the Beijing No. 1 Intermediate People’s Court and transfer the matter to the Beijing Arbitration Commission. On February 14, 2012, the court denied Sinovel’s motion to remove the case. On February 21, 2012, Sinovel filed an appeal of the Beijing No. 1 Intermediate People’s Court decision to the Beijing Higher People’s Court. On April 25, 2012, the Beijing Higher People’s Court issued a final Civil Ruling which supports the Beijing No.1 Intermediate People’s Court’s civil ruling and rejected Sinovel’s appeal. Sinovel filed an appeal of the Beijing Higher People’s Court’s decision with China’s Supreme People’s Court. A hearing regarding this appeal was held at the Chinese Supreme People’s Court on October 26, 2012. On November 23, 2012, China’s Supreme People’s Court issued a Civil Ruling, holding that (1) it will conduct a re-trial of Sinovel’s appeal, and (2) the lower court’s decision will be stayed pending the re-trial. China’s Supreme People’s Court conducted a re-trial of Sinovel’s appeal on May 29, 2013.  On January 26, 2014, the Supreme People’s Court ruled to uphold the Beijing Higher People’s Court ruling that the dispute shall be heard by the court.  On September 15, 2014, the Beijing No. 1 Intermediate People’s Court held its first substantive hearing in the Beijing case.  At the hearing, the parties presented evidence, reviewed claims, and answered questions from the court.  On April 24, 2015, the Company received the sentence made by the Beijing No. 1 Intermediate People’s Court that it dismissed the case for what it cited was a lack of evidence.  On May 6, 2015, the Company filed an appeal of the Beijing No. 1 Intermediate People’s Court decision to dismiss the case with the Beijing Higher People’s Court.

The Company submitted a civil action application to the Beijing Higher People’s Court against Sinovel and certain of its employees for trade secret infringement on September 13, 2011 under the caption (2011) Gao Min Chu Zi No. 4193. The application alleges the defendants’ unauthorized use of portions of the Company’s wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines as described above with respect to the Copyright Action. The Company is seeking monetary damages of RMB 2.9 billion ($453 million) for the trade secret infringement as well as reimbursement of all costs and reasonable expenses. The Beijing Higher People’s Court accepted the case, which was necessary in order for the case to proceed. On December 22, 2011, the Beijing Higher People’s Court transferred this case to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Gao Min Chu Zi No. 4193. On June 7, 2012, the Company received an Acceptance Notice from the Beijing No.1 Intermediate People’s Court under the caption (2012) Yi Zhong Min Chu Zi No.6833. In August 2012, Sinovel filed a motion to remove this case from the Beijing No. 1 Intermediate People’s Court and transfer the matter to the Beijing Arbitration Commission. On February 24, 2014, the Beijing No. 1 Intermediate People’s Court denied Sinovel’s motion to remove and transfer the case.  On March 13, 2014, Sinovel filed an appeal of the Beijing No. 1 Intermediate People’s Court decision to the Beijing Higher People’s Court.  On August 7, 2014, the Beijing Higher People’s Court upheld the Beijing No.1 Intermediate Court’s decision and rejected Sinovel’s appeal regarding the jurisdiction opposition. The Beijing No. 1 Intermediate Court held its first substantive hearing on May 11, 2015.

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

As of March 31, 2015 the Company had $2.8 million of restricted cash included in current assets and $1.2 million of restricted cash included in long-term assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts. These deposits are held in interest bearing accounts.

14. Employee Benefit Plans

The Company has implemented a defined contribution plan (the “Plan”) under Section 401(k) of the Internal Revenue Code. Any contributions made by the Company to the Plan are discretionary. The Company has a stock match program under which the Company matched, in the form of Company common stock, 50% of the first 6% of eligible contributions. The Company recorded expense of $0.4 million, $0.4 million, and $0.5 million, for the years ended March 31, 2015, 2014, and 2013, respectively, and recorded corresponding charges to additional paid-in capital related to this program.

15. Minority Investments

Investment in Tres Amigas LLC

The Company made an investment in Tres Amigas, focused on providing the first common interconnection of America’s three power grids to help the country achieve its renewable energy goals and facilitate the smooth, reliable and efficient transfer of green power from region to region.  The Company’s original investment in Tres Amigas was $5.4 million.  As of March 31, 2015, the Company holds a 26% ownership interest in Tres Amigas.

The Company has determined that Tres Amigas is a variable interest entity (“VIE”) and that the Company is not the primary beneficiary of the VIE.  Therefore, the Company has not consolidated Tres Amigas as of March 31, 2015.  The investment is carried at acquisition cost, plus the Company’s equity in undistributed earnings or losses.  The Company’s maximum exposure to loss is limited to the Company’s recorded investment in this VIE.  The Company’s investment in Tres Amigas is included in other assets on the consolidated balance sheet and the equity in undistributed losses of Tres Amigas is included in other expense, net, on the consolidated statements of operations.

The net investment activity for the year ended March 31, 2015 is as follows (in thousands):

Balance at April 1, 2014	$1,845
Minority interest in net losses	(743)
Balance at March 31, 2015	$1,102

Investment in Blade Dynamics Ltd.

The Company has acquired (through its Austrian subsidiary), a minority ownership position in Blade Dynamics, a designer and manufacturer of advanced wind turbine blades based on proprietary materials and structural technologies.  The Company’s original investment was for $8.0 million in cash. As of March 31, 2015, the Company holds a 12% ownership interest in Blade Dynamics.

The investment is carried at the acquisition cost, plus the Company’s equity in undistributed earnings or losses, through December 1, 2012, the date which the company no longer reported undistributed earnings or losses. The Company’s investment in Blade Dynamics is included in other assets on the consolidated balance sheet and the equity in undistributed losses of Blade Dynamics is included in other expense, net, on the consolidated statements of operations.

During the year ended March 31, 2014, the Company determined that as a result of its efforts to sell its investment in Blade Dynamics, certain indicators of impairment existed which required the Company to perform further analysis.  As a result of this analysis, the Company recorded an impairment charge for approximately $1.3 million.

During the year ended March 31, 2015, the Company determined that as a result of dilutive financing which resulted in the Company losing certain of its shareholder rights, as well as certain operational issues and adverse changes to the potential sale scenarios previously considered, its investment in Blade Dynamics was no longer recoverable and therefore recorded an impairment charge of $3.5 million.

The net investment activity for the year ended March 31, 2015 is as follows (in thousands):

Balance at April 1, 2014	$3,690
Net foreign exchange rate impact	(226)
Impairment	(3,464)
Balance at March 31, 2015	$-

16. Restructuring

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

During the years ended March 31, 2015, 2014 and 2013, the Company undertook restructuring activities, approved by the Board of Directors, in order to reorganize its global operations, streamline various functions of the business, and reduce its global workforce to better reflect the demand for its products.  During the year ended March 31, 2014, the Company undertook a plan to consolidate its Grid manufacturing activities in its Devens, Massachusetts facility and close its facility in Middleton, Wisconsin which was completed during the year ended March 31, 2015.  In addition, the Company established a new Wind manufacturing facility in Romania and as a result reduced the headcount in its operation in China to a level necessary to support demand from its Chinese customers.  The Company also undertook a workforce reduction in July 2013, reducing its workforce by approximately 7%, impacting primarily selling, engineering and general and administrative functions.  During the year ended March 31, 2013, the Company consolidated certain of its business operations to reduce overall facility costs.  The Company recorded restructuring charges for severance and other costs of approximately $1.9 million, $1.7 million, and $2.5 million during the years ended March 31, 2015, 2014, and 2013 respectively.  The restructuring charge for the fiscal year ended March 31, 2015 primarily represents severance, relocation and lease termination costs associated with closure of the Company’s Middleton, WI facility.  From April 1, 2011 through March 31, 2015, the Company’s various restructuring activities resulted in a substantial reduction of its global workforce. Remaining unpaid amounts under these restructuring activities are expected to be paid by August 31, 2015.

The following table presents restructuring charges and cash payments (in thousands):

	Severance pay	Facility exit and
	and benefits	Relocation costs	Total
Accrued restructuring balance at April 1, 2013	$145	$54	$199
Charges to operations	1,710	23	1,733
Cash payments	(836)	(37)	(873)
Non-cash/miscellaneous reductions	(175)	(39)	(215)
Accrued restructuring balance at March 31, 2014	$844	$-	$844
Charges to operations	618	1,284	1,902
Cash payments	(1,282)	(1,284)	(2,566)
Accrued restructuring balance at March 31, 2015	$180	$-	$180

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

Through the Company’s Windtec Solutions, the Wind business segment enables manufacturers to field wind turbines with exceptional power output, reliability and affordability. The Company supplies advanced power electronics and control systems, licenses its highly engineered wind turbine designs, and provides extensive customer support services to wind turbine manufacturers. The Company’s design portfolio includes a broad range of drive trains and power ratings of 2 MWs and higher. The Company provides a broad range of power electronics and software-based control systems that are highly integrated and designed for optimized performance, efficiency, and grid compatibility.

Through the Company’s Gridtec Solutions, the Grid business segment enables electric utilities and renewable energy project developers to connect, transmit and distribute power with exceptional efficiency, reliability and affordability. The sales process is enabled by transmission planning services that allow it to identify power grid congestion, poor power quality and other risks, which helps the Company determine how its solutions can improve network performance. These services often lead to sales of grid interconnection solutions for wind farms and solar power plants, power quality systems, and transmission and distribution cable systems. The Company also sells ship protection products to the U.S. Navy through its Grid business segment.

The operating results for the two business segments are as follows (in thousands):

	For the Years Ended March 31,
	2015	2014	2013
Revenues:
Wind	$51,307	$55,608	$44,231
Grid	19,223	28,509	43,188
Total	$70,530	$84,117	$87,419

	For the Years Ended March 31,
	2015	2014	2013
Operating loss:
Wind	$(14,321)	$(5,213)	$(16,098)
Grid	(26,890)	(22,523)	(23,815)
Unallocated corporate expenses	(11,306)	(13,693)	(17,828)
Total	$(52,517)	$(41,429)	$(57,741)

Total business segments assets are as follows (in thousands):

	March 31,	March 31,
	2015	2014
Wind	$41,947	$36,701
Grid	42,482	54,342
Corporate assets	49,396	77,466
Total	$133,825	$168,509

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

Unallocated corporate expenses primarily consist of stock-based compensation expense of $5.9 million, $10.7 million, and $8.1 million for the years ended March 31, 2015, 2014 and 2013, respectively, and restructuring and impairment charges of $5.4 million, $3.0 million, and $7.9 million for the years ended March 31, 2015, 2014 and 2013, respectively. For the year ended March 31, 2013, unallocated corporate expenses also included a loss contingency of $1.8 million.

Geographic information about revenue, based on shipments to customers by region, is as follows (in thousands):

	For the Years Ended March 31,
	2015	2014	2013
U.S.	$9,820	$11,013	$13,197
Canada	2,690	3,312	1,663
Europe	2,905	7,453	14,709
China	10,410	24,748	17,906
Korea	3,506	6,429	10,945
India	39,314	26,384	17,062
Australia	1,885	4,779	11,937
Total	$70,530	$84,117	$87,419

In the year ended March 31, 2015, 2014 and 2013, 86%, 87%, and 85% of the Company’s revenues, respectively, were recognized from sales outside the United States. The Company maintains operations in Austria, China and the United States and sales and service support centers around the world.

In the year ended March 31, 2015, Inox, accounted for approximately 56%, of the Company’s total revenues. In the year ended March 31, 2014, Inox and Beijing JINGCHENG New Energy (“JCNE”) accounted for approximately 31% and 18%, respectively, of the Company’s total revenues. In the year ended March 31, 2013, Inox and JCNE accounted for approximately 19% and 13%, respectively, of the Company’s total revenues.

Geographic information about property, plant and equipment associated with particular regions is as follows (in thousands):

	March 31,
	2015	2014
North America	$54,673	$62,426
Europe	854	1,232
Asia Pacific	570	916
Total	$56,097	$64,574

18. Quarterly Financial Data (Unaudited)

(In thousands, except per share amount)	For the year ended March 31, 2015:
Three Months Ended	June 30,	September 30,	December 31,	March 31,
	2014	2014	2014	2015
Total revenue	$11,696	$12,455	$21,250	$25,129
Operating loss	(12,667)	(26,400)	(7,735)	(5,715)
Net loss	(13,517)	(25,423)	(6,353)	(3,363)
Net loss per common share—basic	(1.74)	(3.12)	(0.72)	(0.36)
Net loss per common share—diluted	(1.74)	(3.12)	(0.72)	(0.36)

	For the year ended March 31, 2014:
Three Months Ended	June 30,	September 30,	December 31,	March 31,
	2013	2013	2013	2014
Total revenue	$23,086	$24,181	$20,563	$16,287
Operating loss	(8,850)	(11,028)	(6,675)	(14,876)
Net loss	(10,513)	(14,623)	(8,417)	(22,705)
Net loss per common share—basic	(1.80)	(2.39)	(1.35)	(3.30)
Net loss per common share—diluted	(1.80)	(2.39)	(1.35)	(3.30)

19. Subsequent Events

On April 24, 2015, the Company entered into an underwriting agreement with Cowen and Company, LLC, as representative of the several underwriters named therein, relating to the issuance and sale (the "Offering") of 4,000,000 shares of the Company's common stock at a public offering price of $6.00 per share. The net proceeds to the Company from the Offering were approximately $22.3 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Offering closed on April 29, 2015.

The Offering was made pursuant to the Company's shelf registration statement on Form S-3 (Registration Statement No. 333-198851) previously filed with and declared effective by the Securities and Exchange Commission (the "SEC") and a prospectus supplement and accompanying prospectus filed with the SEC

20. Recent Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued ASU 2014-09, ASU Revenue from Contracts with Customers (Topic 606), The guidance substantially converges final standards on revenue recognition between the FASB and IASB providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles.  The ASU is effective for annual reporting periods beginning after December 15, 2016.  The FASB is currently considering a proposed one year extension of the effective date to December 15, 2017.  The Company is currently evaluating the impact of adopting ASU 2014-09 to determine the impact, if any, it may have on its current practices.

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

In January 2015, the FASB issued ASU 2015-01 Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.  The amendments in ASU 2015-01 eliminate from U.S. GAAP the concept of extraordinary items.  Subtopic 225-20, Income Statement – Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. This ASU is effective for annual reporting periods and interim periods, within those annual periods beginning after December 15, 2015.  The Company is currently evaluating the impact of adopting ASU 2015-01, but currently does not believe there will be an impact on its consolidated results of operations, financial condition, or cash flow.

In February 2015 the FASB issued ASU 2015-02 Consolidation (Topic 810): Amendments to the Consolidation Analysis.  The amendments in ASU 2015-02 updated the process that a reporting entity must follow to determine whether it should consolidate certain types of legal entities.  This ASU is effective for annual reporting periods beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017.  The Company is currently evaluating the impact of adopting ASU 2015-02 to determine the impact, but currently does not believe there will be an impact on its consolidated results of operations, financial condition, or cash flow.

In April 2015 the FASB issued ASU 2015-03 Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  The amendments in ASU 2015-03 require an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years.  The Company is currently evaluating the impact of adopting ASU 2015-03 to determine the impact, but currently does not believe there will be an impact on its consolidated results of operations, financial condition, or cash flow.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by this Item 9 was previously reported in Item 9 of our Annual Report on Form 10-K for the year ended March 31, 2014 that was filed with the Securities and Exchange Commission on June 5, 2014.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, an evaluation was conducted of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control – Integrated Framework (2013 Edition). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2015.

The effectiveness of our internal control over financial reporting as of March 31, 2015 has been audited by McGladrey LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is contained in part under the caption “Executive Officers” in Part I of this Annual Report on Form 10-K, and in part in our Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended March 31, 2015 (the “2015 Proxy Statement”) in the sections “Corporate Governance — Members of the Board,” “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance — Code of Business Conduct and Ethics,” “Corporate Governance —Board Committees” and “Corporate Governance — Board Committees — Audit Committee,” “Corporate Governance — Director Nomination Process”, “Corporate Governance — Board Determination of Independence”, which sections are incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The sections of the 2015 Proxy Statement titled “Information About Executive and Director Compensation,” “Information About Executive and Director Compensation — Compensation Committee Interlocks and Insider Participation” and “Information About Executive and Director Compensation — Compensation Committee Report” are incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections of the 2015 Proxy Statement titled “Stock Ownership of Certain Beneficial Owners and Management” and “Information about Executive Officer and Director Compensation — Securities Authorized for Issuance Under our Equity Compensation Plans” are incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections of the 2015 Proxy Statement titled “Certain Relationships and Related Transactions” and “Corporate Governance —Board Determination of Independence” and “Corporate Governance — Board Committees” are incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The section of the 2015 Proxy Statement titled “Ratification of Selection of Independent Registered Public Accounting Firm (Proposal 2)” is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Document filed as part of this Annual Report on Form 10-K:

1. Financial Statements

The following financial statements of American Superconductor Corporation, supplemental information and report of independent registered public accounting firm required by this item are included in Item 8, “Financial Statements and Supplementary Data,” in this Form 10-K:

2. Financial Statement Schedules

See “Schedule II — Valuation and Qualifying Accounts” for the fiscal years ended March 31, 2015, 2014 and 2013. All other schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits Required by Item 601 of Regulation S-K under the Exchange Act.

See (b) Exhibits.

(b) Exhibits

The list of Exhibits filed as a part of this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding such Exhibits, and is incorporated herein by reference.

American Superconductor Corporation

Schedule II — Valuation and Qualifying Accounts

(In thousands)

	Balance,			Recoveries	Balance,
	Beginning of			and Other	End of
	Year	Additions	Write-offs	Adjustments	Year

Allowance for doubtful accounts receivable:
Fiscal year ended March 31, 2015	$16	54	(16)	-	$54
Fiscal year ended March 31, 2014	$-	16	-	-	$16
Fiscal year ended March 31, 2013	$52	-	(52)	-	$-

	Balance,			Recoveries	Balance,
	Beginning of			and Other	End of
	Year	Additions	Write-offs	Adjustments	Year

Deferred tax asset valuation allowance:
Fiscal year ended March 31, 2015	$282,824	15,189	(3,153)	-	$294,860
Fiscal year ended March 31, 2014	$261,961	26,649	(5,786)	-	$282,824
Fiscal year ended March 31, 2013	$252,302	21,333	(11,674)	-	$261,961

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SUPERCONDUCTOR CORPORATION

BY:	/S/ DANIEL P. MCGAHN
Daniel P. McGahn President, Chief Executive Officer, and Director
Date: May 28, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/S/ DANIEL P. MCGAHN Daniel P. McGahn	President, Chief Executive Officer, and Director (Principal Executive Officer)	May 28, 2015
/S/ DAVID A. HENRY David A. Henry	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	May 28, 2015
/S/ JOHN W. WOOD, JR. John W. Wood, Jr.	Chairman of the Board	May 28, 2015
/S/ VIKRAM S. BUDHRAJA Vikram S. Budhraja	Director	May 28, 2015
/S/ PAMELA F. LENEHAN. Pamela F. Lenehan	Director	May 28, 2015
/S/ DAVID R. OLIVER, JR. David R. Oliver, Jr.	Director	May 28, 2015
/S/ JOHN B. VANDER SANDE John B. Vander Sande	Director	May 28, 2015

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation of the Registrant, as amended.	S-3	333-191153	3.1	9/13/13
3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated March 24, 2015.	8-K	000-19672	3.1	3/24/15
3.3	Amended and Restated By-Laws of the Registrant.	S-3	333-191153	3.2	9/13/13
4.1	Exchanged Note dated as of December 20, 2012 between the Registrant and Capital Ventures International.	10-Q	000-19672	4.1	2/11/13
4.2	Series A-2 Warrant, dated as of October 9, 2013, between the Registrant and Capital Ventures International.	10-Q	000-19672	4.1	11/12/13
4.3	Amended and Restated Warrant Agreement, dated as of December 19, 2014, between the Registrant and Hercules Technology Growth Capital, Inc.	8-K	000-19672	4.1	12/22/14

4.4	Form of Indenture.	S-3	333-198851	4.1	9/19/14

4.5	Form of Warrant Agreement by and between American Superconductor Corporation and the American Stock Transfer and Trust Company, dated November 13, 2014, and Form of Warrant.	8-K	000-19672	4.1	11/13/14
10.1+	Amended and Restated 1996 Stock Incentive Plan.	10-K	000-19672	10.21	6/27/01
10.2+	Form of incentive stock option agreement under Amended and Restated 1996 Stock Incentive Plan.	10-K	000-19672	10.3	5/28/09
10.3+	Form of non-statutory stock option agreement under Amended and Restated 1996 Stock Incentive Plan.	10-K	000-19672	10.4	5/28/09
10.4+	Second Amended and Restated 1997 Director Stock Option Plan, as amended.	10-Q	000-19672	10.8	2/5/09
10.5+	Form of Stock Option Agreement under Second Amended and Restated 1997 Director Stock Option Plan, as amended.	10-Q	000-19672	10.4	11/9/04
10.6+	2004 Stock Incentive Plan, as amended.	10-Q	000-19672	10.9	2/5/09
10.7+	Form of incentive stock option agreement under 2004 Stock Incentive Plan, as amended.	10-Q	000-19672	10.1	11/9/04
10.8+	Form of non-statutory stock option agreement under 2004 Stock Incentive Plan, as amended.	10-Q	000-19672	10.2	11/9/04
10.9+	Form of restricted stock agreement under 2004 Stock Incentive Plan, as amended.	10-Q	000-19672	10.3	11/9/04
10.10+	2007 Stock Incentive Plan, as amended.	8-K	000-19672	10.1	8/06/14

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.11+	Form of Incentive Stock Option Agreement under 2007 Stock Incentive Plan, as amended.	8-K	000-19672	10.2	8/7/07
10.12+	Form of Non-statutory Stock Option Agreement under 2007 Stock Option Plan, as amended.	8-K	000-19672	10.3	8/7/07
10.13+	Form of Restricted Stock Agreement Regarding Awards to Executive Officers under 2007 Stock Option Plan, as amended.	8-K	000-19672	10.4	8/7/07
10.14+	Form of Restricted Stock Agreement Regarding Awards to Employees, under 2007 Stock Option Plan, as amended.	8-K	000-19672	10.5	8/7/07
10.15+	Form of Restricted Stock Agreement (regarding performance-based awards to executive officers and employees) under 2007 Stock Incentive Plan, as amended.	8-K	000-19672	10.1	5/20/08
10.16+	2007 Director Stock Plan (as amended and restated)	8-K	000-19672	10.2	8/6/14
10.17+	Form of Non-statutory Stock Option Agreement Under 2007 Director Stock Plan (as amended and restated)	8-K	000-19672	10.7	8/7/07
10.18+	Executive Incentive Plan for the fiscal year ended March 31, 2014.	10-Q	000-19672	10.1	11/12/13

10.19+	Executive Incentive Plan for fiscal year ending March 31, 2015.	10-Q	000-19672	10.2	11/6/14
10.20	Form of Employee Nondisclosure and Developments Agreement.	S-1	333-43647	10.16	1/7/91
10.21+	Amended and Restated Executive Severance Agreement, dated as of May 24, 2011, between the Registrant and Daniel P. McGahn.	8-K	000-19672	10.2	5/24/11
10.22+	Amended and Restated Executive Severance Agreement dated as of December 23, 2008 between the Registrant and David A. Henry.	10-Q	000-19672	10.2	2/5/09
10.23+	Amended and Restated Executive Severance Agreement dated as of September 20, 2013 between the Registrant and James F. Maguire.	8-K	000-19672	10.1	9/25/13
10.24+	First Amendment to Executive Severance Agreement, effective as of May 9, 2012, between the Registrant and James F. Maguire.	10-Q	000-19672	10.6	8/3/12
10.25+	Severance Agreement dated as of February 14, 2013 between the Registrant and Timothy D. Poor.	8-K	000-19672	10.1	2/20/13
10.26	Employment Offer Letter from the Registrant to Timothy D. Poor.	10-Q	000-19672	10.1	8/7/13

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.27+	Severance Agreement dated as of January 2, 2013 between the Registrant and Susan J. DiCecco.	8-K	000-19672	10.1	1/8/13
10.28	Securities Purchase Agreement, dated as of April 4, 2012, by and between the Registrant and Capital Ventures International.	8-K	000-19672	10.1	4/4/12
10.29	Registration Rights Agreement, dated as of April 4, 2012, by and between the Registrant and Capital Ventures International.	8-K	000-19672	10.2	4/4/12
10.30	Amendment and Exchange Agreement, dated as of December 20, 2012, by and between the Registrant and Capital Ventures International.	8-K	000-19672	10.1	12/21/12
10.31	Second Amendment and Warrant Exchange Agreement, dated as of October 9, 2013, by and between the Registrant and Capital Ventures International.	8-K	000-19672	10.1	10/9/13
10.32	Exchange Agreement, dated as of March 2, 2014, by and between the Registrant and Capital Ventures International.	8-K	000-19672	10.1	3/3/14
10.33	Loan and Security Agreement, by and between Registrant and Hercules Technology Growth Capital, Inc., dated as of June 5, 2012.	8-K	000-19672	10.1	6/6/12
10.34	First Amendment to Loan and Security Agreement, by and between Registrant and Hercules Technology Growth Capital, Inc., dated as of November 15, 2013.	8-K	000-19672	10.1	11/18/13

10.35	Second Amendment to Loan and Security Agreement, by and among the Registrant, ASC Devens LLC, Superconductivity, Inc. and Hercules Technology Growth Capital, Inc., dated as of December 19, 2014.	8-K	000-19672	10.1	12/22/14
10.36	Limited Waiver, dated as of June 11, 2013, between the Registrant and Hercules Technology Growth Capital, Inc.	10-K	000-19672	10.50	6/14/13
10.37	Mortgage and Security Agreement, dated as of July 31, 2012, by and between ASC Devens LLC and Hercules Technology Growth Capital, Inc.	10-Q	000-19672	10.3	11/6/12
10.38	First Modification to Mortgage and Security Agreement, dated as of November 15, 2013, by and between ASC Devens LLC and Hercules Technology Growth Capital, Inc.	10-Q	000-19672	10.3	2/6/14

10.39	Second Modification to Mortgage and Security Agreement, dated as of December 19, 2014, by and between ASC Devens LLC and Hercules Technology Growth Capital, Inc.	10-Q	000-19672	10.2	2/5/15

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.40	Environmental Indemnity Agreement, dated as of July 31, 2012, made by the Registrant and ASC Devens LLC in favor of Hercules Technology Growth Capital, Inc.	10-Q	000-19672	10.4	11/6/12
10.41†	Supply Contract, effective as of February 8, 2013, by and between the Registrant and Inox Wind Limited.	8-K	000-19672	10.1	2/14/13

10.42†	Supply Contract, effective as of June 2, 2014, by and between the Registrant and Inox Wind Limited.	8-K	000-19672	10.1	6/5/14

10.43†	Supply Contract, effective as of August 15, 2014, by and between the Registrant and Inox Wind Limited.	10-Q	000-19672	10.1	11/6/14
10.44	At Market Issuance Sales Agreement, dated as of November 15, 2013, by and between the Registrant and MLV & Co. LLC.	8-K	000-19672	10.2	11/18/13
16.1	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated August 21, 2013.	8-K	000-19672	16.1	8/21/2013
21.1	Subsidiaries.					*
23.1	Consent of PricewaterhouseCoopers LLP.					*
23.2	Consent of McGladrey LLP					*
31.1	Chief Executive Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Chief Financial Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
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

						**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Label Linkbase Document.*
101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

†	Confidential treatment previously requested and granted with respect to certain portions, which portions were omitted and filed separately with the Commission.
+	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.
*	Filed herewith.
**	Furnished herewith.