Form 10-Q
period 2015-06-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2015-08-05
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Shares outstanding of the Registrant’s common stock:

Common Stock, par value $0.01 per share	13,953,647
Class	Outstanding as of July 31, 2015

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,	March 31,
	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$38,561	$20,490
Accounts receivable, net	8,491	9,879
Inventory	17,080	20,596
Prepaid expenses and other current assets	9,726	10,764
Restricted cash	3,269	2,822
Total current assets	77,127	64,551

Property, plant and equipment, net	54,421	56,097
Intangibles, net	1,280	1,422
Restricted cash	795	1,236
Deferred tax assets	7,766	7,766
Other assets	1,526	2,753

Total assets	$142,915	$133,825

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$18,645	$21,615
Note payable, current portion, net of discount of $190 as of June 30, 2015 and $244 as of March 31, 2015	3,810	3,756
Derivative liabilities	2,198	2,999
Deferred revenue	9,388	11,019
Deferred tax liabilities	7,843	7,843
Total current liabilities	41,884	47,232

Note payable, net of discount of $233 as of June 30, 2015 and $290 as of March 31, 2015	2,934	3,877
Deferred revenue	3,387	2,756
Other liabilities	90	67
Total liabilities	48,295	53,932

Commitments and contingencies (Note 13)

Stockholders' equity:
Common stock	140	96
Additional paid-in capital	1,009,393	985,921
Treasury stock, at cost	(869)	(771)
Accumulated other comprehensive income (loss)	122	(308)
Accumulated deficit	(914,166)	(905,045)
Total stockholders' equity	94,620	79,893

Total liabilities and stockholders' equity	$142,915	$133,825

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended June 30,
	2015	2014

Revenues	$23,723	$11,696

Cost and operating expenses:
Cost of revenues	20,503	12,087
Research and development	3,162	3,120
Selling, general and administrative	7,535	7,938
Restructuring and impairments	741	1,179
Amortization of acquisition related intangibles	39	39
Total operating expenses	31,980	24,363

Operating loss	(8,257)	(12,667)

Change in fair value of derivatives and warrants	800	(35)
Interest expense, net	(318)	(535)
Other expense, net	(772)	(152)

Loss before income tax expense	(8,547)	(13,389)

Income tax expense	574	128

Net loss	$(9,121)	$(13,517)

Net loss per common share
Basic	$(0.75)	$(1.74)
Diluted	$(0.75)	$(1.74)

Weighted average number of common shares outstanding
Basic	12,111	7,769
Diluted	12,111	7,769

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Three months ended June 30,
	2015	2014

Net loss	$(9,121)	$(13,517)

Other comprehensive (loss) income, net of tax:
Foreign currency translation (losses) gains	430	(101)
Total other comprehensive (loss) income, net of tax	430	(101)
Comprehensive loss	$(8,691)	$(13,618)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(9,121)	$(13,517)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	2,028	2,475
Stock-based compensation expense	1,128	1,581
Impairment of long-lived and intangible assets	746	-
Provision for excess and obsolete inventory	602	649
Write-off prepaid taxes	820	-
Loss on minority interest investments	356	202
Change in fair value of derivatives and warrants	(800)	35
Non-cash interest expense	111	190
Other non-cash items	553	49
Changes in operating asset and liability accounts:
Accounts receivable	1,414	(2,741)
Inventory	2,968	623
Prepaid expenses and other current assets	271	441
Accounts payable and accrued expenses	(3,024)	(1,344)
Deferred revenue	(1,087)	5,851
Net cash used in operating activities	(3,035)	(5,506)

Cash flows from investing activities:
Purchase of property, plant and equipment	(197)	(287)
Proceeds from the sale of property, plant and equipment	7	5
Change in restricted cash	(4)	108
Change in other assets	130	(93)
Net cash used in investing activities	(64)	(267)

Cash flows from financing activities:
Employee taxes paid related to net settlement of equity awards	(98)	(368)
Repayment of debt	(1,000)	(1,442)
Proceeds from public equity offering, net	22,281	1,177
Net cash provided by (used in) financing activities	21,183	(633)

Effect of exchange rate changes on cash and cash equivalents	(13)	(84)

Net increase/(decrease) in cash and cash equivalents	18,071	(6,490)
Cash and cash equivalents at beginning of year	20,490	43,114
Cash and cash equivalents at end of year	$38,561	$36,624

Supplemental schedule of cash flow information:
Cash paid for income taxes, net of refunds	$329	$34
Issuance of common stock to settle liabilities	107	1,431
Cash paid for interest	220	368

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

These unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with United States generally accepted accounting principles (“GAAP”) and the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. The going concern basis of presentation assumes that the Company will continue operations and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those instructions. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended June 30, 2015 and 2014 and the financial position at June 30, 2015.

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

Liquidity

The Company has experienced recurring operating losses and as of June 30, 2015, the Company had an accumulated deficit of $914.2 million. In addition, the Company has experienced recurring negative operating cash flows.  At June 30, 2015, the Company had cash and cash equivalents of $38.6 million. Cash used in operations for the three months ended June 30, 2015 was $3.0 million.

From April 1, 2011 through the date of this filing, the Company has reduced its global workforce substantially.  The Company is currently in the process of consolidating certain business operations to reduce facility costs.  As of June 30, 2015, the Company had a global workforce of 308 persons.  The Company plans to closely monitor its expenses and if required, expects to further reduce operating costs and capital spending to enhance liquidity.

Over the last several years, the Company has entered into several debt and equity financing arrangements in order to enhance liquidity.  Since April 1, 2012, the Company has generated aggregate cash flows from financing activities of $74.0 million.  This amount includes proceeds from an April 2015 equity offering, which generated net proceeds of approximately $22.3 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.  See Note 10, “Debt”, and Note 12 “Stockholders Equity” for further discussion of these financing arrangements. The Company believes that it is in compliance with the covenants and restrictions included in the agreements governing its debt arrangements as of June 30, 2015.

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

The Company no longer believes its investments in Tres Amigas, LLC, a Delaware limited liability company (“Tres Amigas”) or Blade Dynamics Ltd. (“Blade Dynamics”) are recoverable.  The Company fully impaired its remaining investments in both, recording a charge of $0.7 million during the three months ended June 30, 2015 for Tres Amigas and $3.5 million in the three months ended September 30, 2014 for Blade Dynamics. (See Note 14, “Minority Investments”, for further information about such investments).

2. Stock-Based Compensation

The Company accounts for its stock-based compensation at fair value. The following table summarizes stock-based compensation expense by financial statement line item for the three months ended June 30, 2015 and 2014 (in thousands):

	Three months ended June 30,
	2015	2014
Cost of revenues	$97	$153
Research and development	196	479
Selling, general and administrative	835	949
Total	$1,128	$1,581

During the three months ended June 30, 2015, the Company granted 364,695 restricted stock awards.  These awards generally vest over 3 years.  During the three months ended June 30, 2014, the Company granted approximately 100,000 stock options and 97,233 restricted stock awards.  The stock options vest over 5 years, and the restricted stock awards vest over one year. For options and awards that vest upon the passage of time, expense is being recorded over the vesting period.  Performance-based restricted stock awards are expensed over the requisite service period based on probability of achievement.

The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. The total unrecognized compensation cost for unvested outstanding stock options was $1.0 million at June 30, 2015. This expense will be recognized over a weighted average expense period of approximately 2.8 years. The total unrecognized compensation cost for unvested outstanding restricted stock was $3.9 million at June 30, 2015. This expense will be recognized over a weighted-average expense period of approximately 2.5 years.

The weighted-average assumptions used in the Black-Scholes valuation model for stock options granted during the three months ended June 30, 2015 and 2014 are as follows:

	Three months ended June 30,
	2015	2014
Expected volatility	N/A	85.5%
Risk-free interest rate	N/A	1.9%
Expected life (years)	N/A	5.8
Dividend yield	None	None

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

3. Computation of Net Loss per Common Share

Basic net loss per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Where applicable, diluted EPS is computed by dividing the net loss by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. For the three months ended June 30, 2015, 1.6 million shares were not included in the calculation of diluted EPS as they were considered anti-dilutive, of which 0.4 million relate to unexercised stock options, and 1.2 million relate to outstanding warrants. For the three months ended June 30, 2014, 0.7 million shares were not included in the calculation of diluted EPS as they were considered anti-dilutive, of which 0.4 million relate to unvested stock options, and 0.3 million relate to outstanding warrants.

The following table reconciles the numerators and denominators of the earnings per share calculation for the three months ended June 30, 2015 and 2014 (in thousands, except per share data):

	Three months ended June 30,
	2015	2014

Numerator:
Net loss	(9,121)	$(13,517)
Denominator:
Weighted-average shares of common stock outstanding	12,312	7,962
Weighted-average shares subject to repurchase	(201)	(193)
Shares used in per-share calculation ― basic	12,111	7,769
Shares used in per-share calculation ― diluted	12,111	7,769
Net loss per share ― basic	(0.75)	$(1.74)
Net loss per share ― diluted	(0.75)	$(1.74)

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

The Company provides a gross presentation of activity within Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements.  A change in the hierarchy of an investment from its current level is reflected in the period during which the pricing methodology of such investment changes.  Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 is made in the event that the related security is significant to total cash and investments.  The Company did not have any transfers of assets and liabilities from Level 1 and Level 2 to Level 3 of the fair value measurement hierarchy during the three months ended June 30, 2015.

A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value on a recurring basis, measured as of June 30, 2015 and March 31, 2015 (in thousands):

	Total	Quoted Prices in	Significant Other	Significant
	Carrying	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2015:
Assets:
Cash equivalents	$26,010	$26,010	$-	$-
Derivative liabilities:
Warrants	$2,198	$-	$-	$2,198

	Total	Quoted Prices in	Significant Other	Significant
	Carrying	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2015:
Assets:
Cash equivalents	$12,519	$12,519	$-	$-
Derivative liabilities:
Warrants	$2,999	$-	$-	$2,999

The table below reflects the activity for the Company’s major classes of liabilities measured at fair value on a recurring basis (in thousands):

Warrants
April 1, 2015	$2,999
Mark to market adjustment	(801)
Balance at June 30, 2015	$2,198

Warrants
April 1, 2014	$2,601
Warrant issuance with equity offering	4,255
Warrant issuance with senior secured term loan	106
Mark to market adjustment	(3,963)
Balance at March 31, 2015	$2,999

The following table provides the assets and liabilities measured at fair value on a non-recurring basis, as of June 30, 2015.  During the three months ended June 30, 2015 the Company’s investment in Tres Amigas was determined to be no longer recoverable and was fully impaired.  See note 14, “Minority Investments” for further details:

	Total	Quoted Prices in	Significant Other	Significant
	Carrying	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2015:
Assets:
Investment in unconsolidated entity – Tres Amigas	$-	$	$	$-

Valuation Techniques

Cash Equivalents

Cash equivalents consist of highly liquid instruments with maturities of three months or less that are regarded as high quality, low risk investments and are measured using such inputs as quoted prices, and are classified within Level 1 of the valuation hierarchy. Cash equivalents consist principally of certificates of deposits and money market accounts.

Warrants

Warrants were issued in conjunction with a Securities Purchase Agreement (the “Purchase Agreement”) with Capital Ventures International (“CVI”), an equity offering to Hudson Bay Capital in November 2014, and a Loan and Security Agreement with Hercules Technology Growth Capital, Inc. (“Hercules”). (See Note 10, “Debt,” and Note 11 “Warrants and Derivative Liabilities,” for additional information.) These warrants are subject to revaluation at each balance sheet date, and any change in fair value will be recorded as a change in fair value in derivatives and warrants until the earlier of their exercise or expiration.

The Company relies on various assumptions in a lattice model to determine the fair value of warrants. The Company has valued the warrants within Level 3 of the valuation hierarchy. (See Note 11, “Warrants and Derivative Liabilities,” for a discussion of the warrants and the valuation assumptions used.)

Minority Investment

The Company accounts for the minority investment in Tres Amigas on the equity basis (See Note 14, “Minority Investments”).  During the three months ended June 30, 2015, the Company determined that as a result of delays in Tres Amigas securing financing for the project as well as the Company’s projected recovery of its investment based on recent adverse market indicators for potential sales of the Company’s share of the investment, that its investment in Tres Amigas was no longer recoverable and therefore recorded an impairment charge of $0.7 million.

5. Accounts Receivable

Accounts receivable at June 30, 2015 and March 31, 2015 consisted of the following (in thousands):

	June 30,	March 31,
	2015	2015
Accounts receivable (billed)	$6,601	$8,946
Accounts receivable (unbilled)	1,944	987
Less: Allowance for doubtful accounts	(54)	(54)
Accounts receivable, net	$8,491	$9,879

6. Inventory

Inventory at June 30, 2015 and March 31, 2015 consisted of the following (in thousands):

	June 30,	March 31,
	2015	2015
Raw materials	$8,018	$9,411
Work-in-process	1,092	2,117
Finished goods	6,286	7,487
Deferred program costs	1,684	1,581
Net inventory	$17,080	$20,596

The Company recorded inventory write-downs of $0.6 million for each of the three months ended June 30, 2015 and 2014.  These write downs were based on evaluating its inventory on hand for excess quantities and obsolescence.

Deferred program costs as of June 30, 2015 and March 31, 2015 primarily represent costs incurred on programs accounted for under contract accounting where the Company needs to complete development milestones before revenue and costs will be recognized.

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2015 and March 31, 2015 consisted of the following (in thousands):

	June 30,	March 31,
	2015	2015
Accounts payable	$6,613	$7,062
Accrued inventories in-transit	964	1,127
Accrued miscellaneous expenses	2,969	2,695
Accrued outside services	684	582
Accrued compensation	3,545	5,937
Income taxes payable	526	278
Accrued warranty	3,344	3,934
Total	$18,645	$21,615

The Company generally provides a one to three year warranty on its products, commencing upon installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.

Product warranty activity was as follows (in thousands):

	Three months ended
	June 30,
	2015	2014
Balance at beginning of period	$3,934	$3,207
Change in accruals for warranties during the period	(5)	(72)
Settlements during the period	(585)	(280)
Balance at end of period	$3,344	$2,855

8. Income Taxes

The Company recorded income tax expense of $0.6 million and $0.1 million for the three months ended June 30, 2015, and 2014, respectively.  Income tax expense was primarily due to income taxes in the Company’s foreign jurisdictions.

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

During the years ended March 31, 2015 and 2014, the Company undertook restructuring activities, approved by the Board of Directors, in order to reorganize its global operations, streamline various functions of the business, and reduce its global workforce to better reflect the demand for its products.  During the year ended March 31, 2014, the Company undertook a plan to consolidate its Grid manufacturing activities in its Devens, Massachusetts facility and close its facility in Middleton, Wisconsin which was completed during the year ended March 31, 2015.  In addition, the Company established a new Wind manufacturing facility in Romania and as a result reduced the headcount in its operation in China.  The Company is maintaining its headcount in China at a level necessary to support demand from its Chinese customers.  The Company recorded restructuring charges for severance and other costs of approximately $1.2 million during the three months ended June 30, 2014, primarily associated with the consolidation of the Company’s Grid manufacturing activities in the United States.  From April 1, 2011 through June 30, 2015, the Company’s various restructuring activities resulted in a substantial reduction of its global workforce. Remaining unpaid amounts under these restructuring activities are expected to be paid by August 31, 2015.

The following table presents restructuring charges and cash payments (in thousands):

	Severance pay	Facility exit and
Three months ended June 30, 2015	and benefits	Relocation costs	Total
Accrued restructuring balance at April 1, 2015	$180	$-	$180
Cash payments	(162)	-	(162)
Accrued restructuring balance at June 30, 2015	$18	$-	$18

	Severance pay	Facility exit and
Three months ended June 30, 2014	and benefits	Relocation costs	Total
Accrued restructuring balance at April 1, 2014	$844	$-	$844
Charges to operations	690	489	1,179
Cash payments	(589)	(489)	(1,078)
Accrued restructuring balance at June 30, 2014	$945	$-	$945

All restructuring charges discussed above are included within restructuring and impairments in the Company’s unaudited condensed consolidated statements of operations. The Company includes accrued restructuring within accounts payable and accrued expenses in the unaudited condensed consolidated balance sheets.

10. Debt

On June 5, 2012, the Company entered into a Loan and Security Agreement with Hercules, (the “Term Loan”), under which the Company borrowed $10.0 million. After the closing fees and expenses, the net proceeds to the Company were $9.7 million. The Term Loan bears an interest rate equal to 11% plus the percentage, if any, by which the prime rate as reported by The Wall Street Journal exceeds 3.75%. The Company made interest-only payments from July 1, 2012 through October 31, 2012, after which the Company began repaying the Term Loan in equal monthly installments ending on December 1, 2014, when the loan was repaid in full. In addition, Hercules received a warrant (the “First Warrant”) to purchase 13,927 shares of common stock, exercisable at an initial strike price of $35.90 per share, subject to adjustment, until December 5, 2017. Due to certain adjustment provisions within the warrant, it qualified for liability accounting and the fair value of $0.4 million was recorded upon issuance, which the Company recorded as a debt discount and a warrant liability.  The total debt discount including the First Warrant, end of term fee and legal and origination costs of $1.2 million was amortized into interest expense over the term of the Term Loan using the effective interest method. Under this method, interest expense was recognized each period until the debt instrument reached maturity. During the three months ended June 30, 2014, the Company recorded non-cash interest expense for amortization of the debt discount related to the Term Loan of $0.1 million.

On November 15, 2013, the Company amended the Term Loan with Hercules and entered into a new term loan (the “New Term Loan B”), borrowing an additional $10.0 million. After closing fees and expenses, the net proceeds to the Company for the New Term Loan B were $9.8 million.  The New Term Loan B bears the same interest rate as the Term Loan.  The Company is repaying the New Term Loan B in equal monthly installments ending on November 1, 2016.  The principal balance of the New Term Loan B is approximately $5.7 million as of June 30, 2015.  Hercules received a warrant (the “Second Warrant”) to purchase 25,641 shares of common stock, exercisable at an initial strike price of $19.50 per share, subject to adjustment, until May 15, 2019.  In addition, the exercise price of the First Warrant was reduced to $19.50 per share.  (See Note 11, “Warrants and Derivative Liabilities,” for a discussion on both warrants and the valuation assumptions used.) The Company will pay an end of term fee of $0.5 million upon the earlier of maturity or prepayment of the New Term Loan B. The Company has accrued the end of term fee and recorded a corresponding amount into the debt discount.  The New Term Loan B includes a mandatory prepayment feature which allows Hercules the right to use any of the Company’s net proceeds from specified asset dispositions greater than $1.0 million in a calendar year to pay off any outstanding accrued interest and principal balance on the New Term Loan B.  The Company determined the fair value to be deminimis for this feature. In addition, the Company incurred $0.2 million of legal and origination costs in the three months ended December 31, 2013, which have been recorded as a debt discount. The total debt discount including the Second Warrant, end of term fee and legal and origination costs of $1.0 million is being amortized into interest expense over the term of the New Term Loan B using the effective interest method. During both the three months ended June 30, 2015 and 2014 the Company recorded non-cash interest expense for amortization of the debt discount related to the New Term Loan B of $0.1 million.

On December 19, 2014, the Company entered into an amendment with Hercules (the “Hercules Second Amendment”) and entered into a new term loan (the “New Term Loan C”), borrowing an additional $1.5 million.  After closing fees and expenses, the net proceeds to the Company for the New Term Loan C were $1.4 million.  The Term Loan, New Term Loan B and New Term Loan C are collectively referred to as the “Term Loans”.  The New Term Loan C also bears the same interest rate as the other Term Loans.  The Company will make interest only payments until maturity on June 1, 2017, when the loan is scheduled to be repaid in its entirety.  The maturity date of the New Term Loan C was extended from March 1, 2017 to June 1, 2017 due to the Company’s April 2015 equity offering which raised more than $10 million in new capital before December 31, 2015.  In conjunction with the Hercules Second Amendment, the First and Second Warrants were cancelled and replaced with the issuance of a new warrant (the “Warrant”) to purchase 58,823 shares of common stock at an exercise price of $11.00 per share, subject to adjustment.  The Warrant expires on June 30, 2020.  (See Note 11, “Warrants and Derivative Liabilities”, for a discussion on the Warrant and the valuation assumptions used.)  The Company will pay an end of term fee of approximately $0.1 million upon earlier of maturity or prepayment of the New Term Loan C.  The Company has accrued the end of term fee and recorded a corresponding amount in the debt discount.  The New Term Loan C includes the same mandatory prepayment feature as the New Term Loan B.   The Company determined the fair value to be de-minimus for this feature.  In addition, the Company incurred approximately $0.1 million of legal and origination costs in the three months ended December 31, 2014, which have been recorded as a debt discount.  The total debt discount, including the Warrant, end of term fee and legal and origination costs of $0.3 million is being amortized into interest expense over the term of the New Term Loan C using the effective interest method.  During the three months ended June 30, 2015, the Company recorded non-cash interest expense for amortization of the debt discount related to the New Term Loan C of less than $0.1 million.  If the maturity of any of the Term Loans is accelerated because of prepayment, then the amortization will be accelerated.

The Term Loans are secured by substantially all of the Company’s existing and future assets, including a mortgage on real property owned by the Company’s wholly-owned subsidiary, ASC Devens LLC, and located at 64 Jackson Road, Devens, Massachusetts.  The Term Loans contain certain covenants that restrict the Company’s ability to, among other things, incur or assume certain debt, merge or consolidate, materially change the nature of the Company’s business, make certain investments, acquire or dispose of certain assets, make guaranties or grant liens on its assets, make certain loans, advances or investments, declare dividends or make distributions or enter into transactions with affiliates. In addition, there is a covenant that requires the Company to maintain a minimum unrestricted cash balance (the “Minimum Threshold”) in the United States.  As part of the Hercules Second Amendment, this Minimum Threshold was amended to be the lower of $5.0 million or the aggregate outstanding principal balance of the Term Loans.  As a result of the Company’s April 2015 equity offering, the Minimum Threshold was reduced to the lesser of $2.0 million or the aggregate outstanding principal balance of the Term Loans.  As of June 30, 2015 the Minimum Threshold was $2.0 million.  The events of default under the Term Loans include, but are not limited to, failure to pay amounts due, breaches of covenants, bankruptcy events, cross defaults under other material indebtedness and the occurrence of a material adverse effect and/or change in control. In the case of a continuing event of default, Hercules may, among other remedies, declare due all unpaid principal amounts outstanding and any accrued but unpaid interest and foreclose on all collateral granted to Hercules as security under the Term Loans.

Although the Company believes that it is in and expects to remain in compliance with the covenants and restrictions under the Term Loans as of June 30, 2015, there can be no assurance that the Company will continue to be in compliance.

Interest expense on the Term Loans for the three months ended June 30, 2015, and 2014, was $0.3 million, and $0.5 million, respectively, which included $0.1 million and $0.2 million, respectively, of non-cash interest expense related to the amortization of the debt discount on the Term Loans.

11. Warrants and Derivative Liabilities

Senior Convertible Note Warrant

On April 4, 2012, the Company entered into the Purchase Agreement with CVI. The Purchase Agreement included a warrant (the “Original Warrant”) to purchase 309,406 shares of the Company’s common stock. The Original Warrant is exercisable at any time on or after the date that is six months after the issuance of the Original Warrant and entitles CVI to purchase shares of the Company’s common stock for a period of five years from the initial date the original warrant becomes exercisable at an initial exercise price equal to $54.50 per share, subject to certain price-based and other anti-dilution adjustments. On October 9, 2013, the Company amended the Purchase Agreement with CVI (the “Amendment”). Pursuant to the Amendment, the Company exchanged the Original Warrant for a new warrant (the “Exchanged Warrant”), with a reduced exercise price of $26.10 per share of common stock. Other than the reduced exercise price, the Exchanged Warrant has the same terms and conditions as the Original Warrant.  As a result of the sales of common stock under an At Market Sales Arrangement (“ATM”) and the 909,090 units, each consisting of one share of common stock and 0.90 of a warrant to purchase one share of common stock, sold to Hudson Bay Capital during the three months ended December 31, 2014, the exercise price of the Exchanged Warrant was further reduced to $22.10 per share.  As a result of the April 2015 equity offering (see Note 12, “Stockholders Equity”), the exercise price of the Exchanged Warrant was further reduced to $15.94 per share.  The Exchanged Warrant may not be exercised if, after giving effect to the conversion, CVI together with its affiliates, would beneficially own in excess of 4.99% of the Company’s common stock. This percentage may be raised to any other percentage not in excess of 9.99% at the option of CVI, upon at least 61-days prior notice to the Company, or lowered to any other percentage, at the option of CVI, at any time.

The Company calculated the fair value of the Exchanged Warrant, (see Note 4, “Fair Value Measurements” for further discussion), utilizing an integrated lattice model. The lattice model is an option pricing model that involves the construction of a binomial tree to show the different paths that the underlying asset may take over the option’s life. A lattice model can take into account expected changes in various parameters such as volatility over the life of the options, providing more accurate estimates of option prices than the Black-Scholes model.

The Company accounts for the Exchanged Warrant as a liability due to certain adjustment provisions within the warrant, which requires that it be recorded at fair value. The Exchanged Warrant is subject to revaluation at each balance sheet date and any change in fair value is recorded as a change in fair value of derivatives and warrants until the earlier of its expiration or its exercise at which time the warrant liability will be reclassified to equity.

Following is a summary of the key assumptions used to calculate the fair value of the Exchanged Warrant:

	June 30,
Fiscal Year 15	2015

Risk-free interest rate	0.74%
Expected annual dividend yield	—%
Expected volatility	71.61%
Term (years)	2.26
Fair value	$0.2 million

	March 31,	December 31,	September 30,	June 30,	March 31,
Fiscal Year 14	2015	2014	2014	2014	2014

Risk-free interest rate	0.73%	1.00%	1.07%	0.98%	1.11%
Expected annual dividend yield	—%	—%	—%	—%	—%
Expected volatility	70.42%	72.38%	76.20%	83.50%	80.99%
Term (years)	2.51	2.76	3.01	3.26	3.51
Fair value	$0.3 million	$0.5 million	$1.5 million	$2.3 million	$ 2.2 million

The Company recorded a net gain, resulting from the decrease in the fair value of the Exchanged Warrant, of $0.1 million to change in fair value of derivatives and warrants during the three months ended June 30, 2015.  The Company recorded a net loss resulting from the increase in the fair value of the Exchanged Warrant of $0.1 million to the change in fair value of derivatives and warrants during the three months ended June 30, 2014.

Senior Secured Term Loan – First Warrant

On June 5, 2012, the Company entered into the Loan and Security Agreement with Hercules. (See Note 10, “Debt,” for additional information regarding the Loan and Security Agreement.) In conjunction with this agreement, the Company issued the First Warrant to purchase 13,927 shares of the Company’s common stock. The First Warrant was exercisable at any time after its issuance and had an expiration date of December 5, 2017, at an initial exercise price equal to $35.90 per share subject to certain price-based and other anti-dilution adjustments.  The exercise price was reduced to $19.50 per share in conjunction with entering into the New Term Loan B.  An anti-dilution adjustment from the sale of 909,090 units, each consisting of one share of common stock and 0.90 of a warrant to purchase one share of common stock, to Hudson Bay Capital (See Note 12, “Stockholders Equity”), resulted in a reduction of the exercise price to $17.00 per share on November 13, 2014.  The Hercules Second Amendment resulted in the cancellation of the First Warrant on December 19, 2014.

The Company accounted for the First Warrant as a liability due to certain provisions within the warrant. The First Warrant was subject to revaluation at each balance sheet date and any change in fair value was recorded as a change in fair value of derivatives and warrants until the warrant was cancelled on December 19, 2014.

Following is a summary of the key assumptions used to calculate the fair value of the First Warrant:

		Pre-Exchange
	December 31,	December 19,	September 30,	June 30,	March 31,
Fiscal Year 14	2014	2014	2014	2014	2014

Risk-free interest rate	—%	1.10%	1.13%	1.04%	1.18%
Expected annual dividend yield	—%	—%	—%	—%	—%
Expected volatility	—%	67.01%	78.30%	82.75%	80.73%
Term (years)	—	2.96	3.18	3.43	3.68
Fair value	—	$ 0.1 million	$ 0.1 million	$ 0.1 million	$ 0.1 million

The Company recorded no change in the fair value of the First Warrant during the three month period ended June 30, 2014.

Senior Secured Term Loan – Second Warrant

On November 15, 2013, the Company amended the Loan and Security Agreement with Hercules and entered into the New Term Loan B. (See Note 10, “Debt,” for additional information regarding the New Term Loan B.) In conjunction with this agreement, the Company issued the Second Warrant to purchase 25,641 shares of the Company’s common stock. The Second Warrant was exercisable at any time after its issuance at an initial exercise price equal to $19.50 per share subject to certain price-based and other anti-dilution adjustments and had an expiration date of May 15, 2019.  An anti-dilution adjustment due to the sale of 909,090 units, each consisting of one share of common stock and 0.90 of a warrant to purchase one share of common stock, to Hudson Bay Capital (See Note 12, “Stockholders Equity”), resulted in a reduction of the exercise price to $17.00 per share, on November 13, 2014.  The Hercules Second Amendment resulted in the cancellation of the Second Warrant on December 19, 2014.

The Company accounted for the Second Warrant as a liability due to certain provisions within the warrant. The Second Warrant was subject to revaluation at each balance sheet date and any change in fair value was recorded as a change in fair value of derivatives and warrants until the warrant was cancelled on December 19, 2014.

Following is a summary of the key assumptions used to calculate the fair value of the Second Warrant:

		Pre-Exchange
	December 31,	December 19,	September 30,	June 30,	March 31,
Fiscal Year 14	2014	2014	2014	2014	2014

Risk-free interest rate	—%	1.65%	1.65%	1.57%	1.76%
Expected annual dividend yield	—%	—%	—%	—%	—%
Expected volatility	—%	71.82%	78.10%	80.00%	79.73%
Term (years)	—	4.41	4.62	4.87	5.12
Fair value	—	$0.1 million	$ 0.2 million	$ 0.3 million	$ 0.3 million

The Company recorded no change in the fair value of the Second Warrant during the three months ended June 30, 2014.

Senior Secured Term Loan - New Warrant

On December 19, 2014, the Company entered into the Hercules Second Amendment and entered into the New Term Loan C. (See Note 10, “Debt” for additional information regarding the New Term Loan C).  In conjunction with the agreement, the Company cancelled the First and Second Warrants, and reissued the Warrant to purchase 58,823 shares of the Company’s common stock.  The Warrant is exercisable at any time after its issuance at an initial exercise price of $11.00 per share, subject to certain price-based and other anti-dilution adjustments, and expires on June 30, 2020.  As a result of the equity offering on April 29, 2015, (See Note 12, “Stockholders Equity”) the exercise price of the Warrant was reduced to $9.41 per share.

The Company accounts for the Warrant as a liability due to certain provisions within the Warrant.  The Warrant is subject to revaluation at each balance sheet date and any change in fair value is recorded as a change in fair value of derivatives and warrants until the earlier of its expiration or its exercise, at which time the warrant liability will be reclassified to equity.

Following is a summary of the key assumptions used to calculate the fair value of the Warrant:

	June 30,
Fiscal Year 15	2015

Risk-free interest rate	1.63%
Expected annual dividend yield	—%
Expected volatility	72.57%
Term (years)	5.00
Fair value	$0.2 million

			New Issuance
	March 31,	December 31,	December 19,
Fiscal Year 14	2015	2014	2014

Risk-free interest rate	1.41%	1.73%	1.74%
Expected annual dividend yield	—%	—%	—%
Expected volatility	74.60%	77.43%	70.26%
Term (years)	5.25	5.50	5.53
Fair value	$0.2 million	$0.2 million	$0.2 million

The Company recorded a minimal change in the fair value of the Warrant to change in fair value of derivatives and warrants, resulting in a gain of less than $0.1 million in the three months ended June 30, 2015.

November 2014 Warrant

On November 13, 2014, the Company completed an offering of approximately 909,090 units of the Company’s common stock with Hudson Bay Capital.  (See Note 12, “Stockholder’s Equity”, for further information).  Each unit consisted of one share of the Company’s common stock and 0.9 of a warrant to purchase one share of common stock, or a warrant to purchase in the aggregate 818,181 shares (the “November 2014 Warrant”).  The November 2014 Warrant is exercisable at any time, at an initial exercise price equal to $11.00 per share, subject to certain price-based and other anti-dilution adjustments, and expires on November 13, 2019.  As a result of the April 2015 equity offering, the exercise price of the November 2014 Warrant was reduced to $9.41 per share.

The Company accounts for the November 2014 Warrant as a liability due to certain provisions within the warrant.  The November 2014 Warrant is subject to revaluation at each balance sheet date and any change in fair value is recorded as a change in fair value of derivatives and warrants until the earlier of its expiration or its exercise, at which time the warrant liability will be reclassified to equity.

Following is a summary of the key assumptions used to calculate the fair value of the November 2014 Warrant:

	June 30,
Fiscal Year 15	2015

Risk-free interest rate	1.44%
Expected annual dividend yield	—%
Expected volatility	74.18%
Term (years)	4.37
Fair value	$1.8 million

			New Issuance
	March 31,	December 31,	November 13,
Fiscal Year 14	2015	2014	2014

Risk-free interest rate	1.28%	1.61%	1.64%
Expected annual dividend yield	—%	—%	—%
Expected volatility	75.96%	78.00%	72.86%
Term (years)	4.62	4.87	5.00
Fair value	$2.5 million	$3.2 million	$4.3 million

The Company recorded a decrease in the fair value of the November 2014 Warrant, resulting in a gain of $0.7 million in the three months ended June 30, 2015.

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

During the three months ended June 30, 2014, the Company received net proceeds of $1.2 million, including sales commissions and offering expenses, from sales of approximately 76,434 shares of its common stock at an average sales price of approximately $16.31 per share under the ATM.  On November 5, 2014, the Company terminated its ATM arrangement.

On November 13, 2014, the Company completed an equity offering to Hudson Bay Capital, under which the Company sold approximately 909,090 units of its common stock at $11.00 per share.  Each unit consisted of one share of common stock and 0.9 of a warrant to purchase one share of common stock, or a warrant to purchase approximately 818,181 shares of common stock.  (See Note 11, “Warrants and Derivative Liabilities”, for further information regarding the warrant).  After underwriting, commissions and expenses, the Company received net proceeds from the offering of approximately $9.1 million.  The Company allocated the net proceeds first to the fair value of the warrants as determined under a lattice model on November 13, 2014 (See Note 11, “Warrants and Derivative Liabilities,” for a discussion on both warrants and the valuation assumptions used) with the residual fair value allocated to the common stock. Costs of the offering were allocated to other (expense) income and equity based on the relative fair value of the warrants and common stock, respectively.

On April 29, 2015, the Company completed an equity offering with Cowen and Company, LLC, under which the Company sold approximately 4.0 million shares of its common stock at an offering price of $6.00 per share.  After underwriting, commissions and expenses, the Company received net proceeds from the offering of approximately $22.3 million.

13. Commitments and Contingencies

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

Ghodawat, a company registered in India carrying on the business of wind power development, lodged a Request for Arbitration with the ICC Court on May 12, 2011 and named the Company’s wholly-owned Austrain subsidiary, AMSC Austria GmbH (“AMSC Austria”) as the Respondent. Under the Request for Arbitration, Ghodawat alleged that AMSC Austria breached an agreement dated March 19, 2008 pursuant to which AMSC Austria granted a license to Ghodawat to manufacture, use, sell, market, erect, commission and maintain certain wind turbines using its technical information and wind turbine design (the “License Agreement”). Under the Request for Arbitration, Ghodawat’s claims in this arbitration amounted to approximately €18 million ($24 million).  AMSC Austria submitted counterclaims under the License Agreement against Ghodawat in the amount of approximately €6 million ($8 million).  On August 29, 2014, the ICC Court ruled that AMSC Austria was liable for damages and awarded Ghodawat approximately €8.3 million, which includes reimbursement of legal costs and associated expenses.  Interest on this amount accrued at a rate of 5.33% from the date of award until settlement.  The Company had recorded a loss contingency of $0.5 million based on its assessment of probable losses on this claim in a prior period.  As a result of the arbitration award liability, the Company recorded a charge of $10.2 million during the three months ended September 30, 2014.

On February 4, 2015, AMSC Austria entered into a Settlement Agreement with Ghodawat, which provided for, among other things, (i) a payment by AMSC Austria to Ghodawat of €7.45 million, and (ii) upon payment by AMSC Austria to Ghodawat, the full settlement of any and all disputes and claims between the parties (including their respective parent and affiliated companies), in particular relating to or arising out of the award.  The Company paid the settlement amount during the fourth quarter of fiscal 2014.  As a result of this agreement, the Company reversed a portion of the accrued arbitration liability and recorded a gain of approximately $1.2 million in the fourth quarter of fiscal 2014.  The Company’s insurer, Catlin Specialty Insurance Company (“Catlin”) sought and received a ruling from the Massachusetts Superior Court that coverage does not apply to the arbitration award liability. On January 14, 2015, the Company and AMSC Austria entered into a Settlement Agreement and Release with Catlin, which provided for, among other things, (i) the Company’s and AMSC Austria’s release of all claims against Catlin relating to the arbitration award liability and (ii) Catlin’s release of all claims against the Company and AMSC Austria relating to approximately $2.3 million reimbursed to date under the insurance policy for expenses incurred in connection with the arbitration proceedings.  As a result of the settlement with Catlin, in the fourth quarter of fiscal 2014, the Company reversed an accrual of approximately $2.2 million for expenses previously reimbursed by Catlin under the policy.

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

On October 8, 2011, Sinovel filed with the Beijing Arbitration Commission an application under the caption (2011) Jing Zhong An Zi No. 0963, for a counterclaim against the Company for breach of the same contracts under which the Company filed its original arbitration claim. Sinovel claimed, among other things, that the goods supplied by the Company do not conform to the standards specified in the contracts and claimed damages in the amount of approximately RMB 370 million ($58 million). On October 17, 2011, Sinovel filed with the Beijing Arbitration Commission a request for change of counterclaim to increase its damage claim to approximately RMB 1 billion ($157 million). On December 22, 2011, Sinovel filed with the Beijing Arbitration Commission an additional request for change of counterclaim to increase its damages claim to approximately RMB 1.2 billion ($190 million). On February 27, 2012, Sinovel filed with the Beijing Arbitration Commission an application under the caption (2012) Jing Zhong An Zi No. 0157, against the Company for breach of the same contracts under which the Company filed its original arbitration claim. Sinovel claimed, among other things, that the goods supplied by the Company do not conform to the standards specified in the contracts and claimed damages in the amount of approximately RMB 105 million ($17 million). The Company believes that Sinovel’s claims are without merit and it intends to defend these actions vigorously. Since the proceedings in this matter are still in the early technical review phase, the Company cannot reasonably estimate possible losses or range of losses at this time.

The Company also submitted a civil action application to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Yi Zhong Min Chu Zi No. 15524, against Sinovel for software copyright infringement on September 13, 2011. The application alleges Sinovel’s unauthorized use of portions of the Company’s wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines and the binary code, or upper layer, of the Company’s software for the PM3000 power converters in 1.5MW wind turbines. In July 2011, a former employee of the Company’s Austrian subsidiary was arrested in Austria on charges of economic espionage and fraudulent manipulation of data. In September 2011, the former employee pled guilty to the charges, and was imprisoned. As a result of the Company’s internal investigation and a criminal investigation conducted by Austrian authorities, the Company believes that this former employee was contracted by Sinovel through an intermediary while employed by the Company and improperly obtained and transferred to Sinovel portions of its wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines. Moreover, the Company believes the former employee illegally used source code to develop for Sinovel a software modification to circumvent the encryption and remove technical protection measures on the Company’s PM3000 power converters in 1.5MW wind turbines in the field. The Company is seeking a cease and desist order with respect to the unauthorized copying, installation and use of its software, monetary damages of approximately RMB 38 million ($6 million) for its economic losses and reimbursement of all costs and reasonable expenses. The Beijing No. 1 Intermediate People’s Court accepted the case, which was necessary in order for the case to proceed. In November 2011, Sinovel filed a motion to remove this case from the Beijing No. 1 Intermediate People’s Court and transfer the matter to the Beijing Arbitration Commission. On February 14, 2012, the court denied Sinovel’s motion to remove the case. On February 21, 2012, Sinovel filed an appeal of the Beijing No. 1 Intermediate People’s Court decision to the Beijing Higher People’s Court. On April 25, 2012, the Beijing Higher People’s Court issued a final Civil Ruling which supports the Beijing No.1 Intermediate People’s Court’s civil ruling and rejected Sinovel’s appeal. Sinovel filed an appeal of the Beijing Higher People’s Court’s decision with China’s Supreme People’s Court. A hearing regarding this appeal was held at the Chinese Supreme People’s Court on October 26, 2012. On November 23, 2012, China’s Supreme People’s Court issued a Civil Ruling, holding that (1) it will conduct a re-trial of Sinovel’s appeal, and (2) the lower court’s decision will be stayed pending the re-trial. China’s Supreme People’s Court conducted a re-trial of Sinovel’s appeal on May 29, 2013.  On January 26, 2014, the Supreme People’s Court ruled to uphold the Beijing Higher People’s Court ruling that the dispute shall be heard by the court.  On September 15, 2014, the Beijing No. 1 Intermediate People’s Court held its first substantive hearing in the Beijing case.  At the hearing, the parties presented evidence, reviewed claims, and answered questions from the court.  On April 24, 2015, the Company received notification from the Beijing No. 1 Intermediate People’s Court that it dismissed the case for what it cited was a lack of evidence.  On May 6, 2015, the Company filed an appeal of the Beijing No. 1 Intermediate People’s Court decision to dismiss the case with the Beijing Higher People’s Court.

The Company submitted a civil action application to the Beijing Higher People’s Court against Sinovel and certain of its employees for trade secret infringement on September 13, 2011 under the caption (2011) Gao Min Chu Zi No. 4193. The application alleges the defendants’ unauthorized use of portions of the Company’s wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines as described above with respect to the Copyright Action. The Company is seeking monetary damages of RMB 2.9 billion ($453 million) for the trade secret infringement as well as reimbursement of all costs and reasonable expenses. The Beijing Higher People’s Court accepted the case, which was necessary in order for the case to proceed. On December 22, 2011, the Beijing Higher People’s Court transferred this case to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Gao Min Chu Zi No. 4193. On June 7, 2012, the Company received an Acceptance Notice from the Beijing No.1 Intermediate People’s Court under the caption (2012) Yi Zhong Min Chu Zi No.6833. In August 2012, Sinovel filed a motion to remove this case from the Beijing No. 1 Intermediate People’s Court and transfer the matter to the Beijing Arbitration Commission. On February 24, 2014, the Beijing No. 1 Intermediate People’s Court denied Sinovel’s motion to remove and transfer the case.  On March 13, 2014, Sinovel filed an appeal of the Beijing No. 1 Intermediate People’s Court decision to the Beijing Higher People’s Court.  On August 7, 2014, the Beijing Higher People’s Court upheld the Beijing No.1 Intermediate Court’s decision and rejected Sinovel’s appeal regarding the jurisdiction opposition.  The Beijing No. 1 Intermediate Court held its first substantive hearing on May 11, 2015.  On June 15, 2015, the Company submitted a request for the withdrawal of its complaint to the Beijing No. 1 Intermediate Court.  On June 16, 2015, the Beijing No. 1 Intermediate Court granted its request.  The Company immediately filed a civil action application to the Beijing Intellectual Property Court against the same parties and seeking the same amount of monetary damages for trade secret infringement on June 16, 2015 under the caption (2015) Jin Zhi Min Chu Zi No. 1135.  The Company is currently awaiting notice from the Beijing Intellectual Property Court regarding the first hearing date.

On September 16, 2011, the Company filed a civil copyright infringement complaint in the Hainan Province No. 1 Intermediate People’s Court against Dalian Guotong Electric Co. Ltd. (“Guotong”), a supplier of power converter products to Sinovel, and Huaneng Hainan Power, Inc. (“Huaneng”), a wind farm operator that has purchased Sinovel wind turbines containing Guotong power converter products. The case is captioned (2011) Hainan Yi Zhong Min Chu Zi No. 62. The application alleges that the Company’s PM1000 converters in certain Sinovel wind turbines have been replaced by converters produced by Guotong. Because the Guotong converters are being used in wind turbines containing the Company’s wind turbine control software, the Company believes that its copyrighted software is being infringed. The Company is seeking a cease and desist order with respect to the unauthorized use of its software, monetary damages of RMB 1.2 million ($0.2 million) for its economic losses (with respect to Guotong only) and reimbursement of all costs and reasonable expenses. The court has accepted the case, which was necessary in order for the case to proceed. In addition, upon the request of the defendant Huaneng, Sinovel has been added by the court to this case as a defendant and Huaneng has been released from this case. In December 2011, Sinovel filed a jurisdiction opposition motion requesting dismissal by the Hainan Province No. 1 Intermediate People’s Court, saying the case should be governed by the Beijing Arbitration Commission. On February 3, 2012, the Company received the Civil Ruling from the court, which granted Sinovel’s motion, and dismissed the entire case. The Company appealed the court’s ruling to the Hainan Higher Court, which on April 5, 2012 upheld the decision of the Hainan Province No. 1 Intermediate People’s Court. On April 9, 2012, the Company filed an appeal of the Hainan Higher Court’s decision with China’s Supreme People’s Court. China’s Supreme People’s Court accepted the appeal on May 23, 2012. The case is captioned, (2012) Min Shen Zi No. 630. On December 20, 2012, China’s Supreme People’s Court issued a Civil ruling, holding that (1) it will conduct a re-trial of the Company’s appeal and (2) the lower court’s decision will be stayed pending the re-trial. China’s Supreme People’s Court conducted a re-trial of Sinovel’s appeal on May 29, 2013.  On January 26, 2014, the Supreme People’s Court revoked Hainan No. 1 Intermediate People’s Court and Hainan Higher People’s Court rulings and ruled that the case shall be heard by the Hainan No. 1 Intermediate People’s Court.  The Hainan No. 1 Intermediate People’s Court accepted the case under the caption (2014) Hainan Yi Zhong Min San Chu Zi No. 1. On October 21, 2014, the Hainan No. 1 Intermediate People’s Court changed the caption of this case to (2014) Hainan Yi Zhong Zhi Min Chu Zi No. 2.  On November 18, 2014, the Hainan No. 1 Intermediate People’s Court held its first substantive hearing in the Hainan case.    At the hearing, the parties presented evidence, reviewed claims, and answered questions from the court.  On June 3, 2015, the Company received notification from the Hainan No. 1 Intermediate People’s Court that it dismissed the case for what it cited was a lack of evidence.  On June 18, 2015, the Company filed an appeal of the Hainan No. 1 Intermediate People’s Court decision to dismiss the case with the Hainan Higher People’s Court.

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

As of June 30, 2015 the Company had $3.3 million of restricted cash included in current assets and $0.8 million of restricted cash included in long-term assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts. These deposits are held in interest bearing accounts.

14. Minority Investments

Investment in Tres Amigas LLC

The Company made an investment in Tres Amigas, focused on providing the first common interconnection of America’s three power grids to help the country achieve its renewable energy goals and facilitate the smooth, reliable and efficient transfer of green power from region to region.  The Company’s original investment in Tres Amigas was $5.4 million.  As of June 30, 2015, the Company holds a 26% ownership interest in Tres Amigas.

The Company has determined that Tres Amigas is a variable interest entity (“VIE”) and that the Company is not the primary beneficiary of the VIE.  Therefore, the Company has not consolidated Tres Amigas as of June 30, 2015.  The investment was carried at acquisition cost, plus the Company’s equity in undistributed earnings or losses.  The Company’s maximum exposure to loss was limited to the Company’s recorded investment in this VIE.  The Company’s investment in Tres Amigas was included in other assets on the consolidated balance sheet and the equity in undistributed losses of Tres Amigas is included in other expense, net, on the unaudited condensed consolidated statements of operations.  During the three months ended June 30, 2015, the Company determined that as a result of delays in Tres Amigas securing financing for the project, as well as the Company’s expectation that its investment would not be recoverable based on recent adverse market indicators for potential sales of the Company’s share of the investment, that its investment in Tres Amigas required further analysis for other-than-temporary impairment.  The Company recorded an impairment charge of $0.7 million to fully impair this investment in the three months ended June 30, 2015.

The net investment activity for the nine months ended June 30, 2015 is as follows (in thousands):

Balance at April 1, 2015	$1,102
Minority interest in net losses	(356)
Impairment	(746)
Balance at June 30, 2015	$-

Investment in Blade Dynamics Ltd.

The Company has acquired (through its Austrian subsidiary), a minority ownership position in Blade Dynamics, a designer and manufacturer of advanced wind turbine blades based on proprietary materials and structural technologies.  The Company’s original investment was for $8.0 million in cash. As of June 30, 2015, the Company holds a 12% ownership interest in Blade Dynamics.

The investment was carried at the acquisition cost, plus the Company’s equity in undistributed earnings or losses, through December 1, 2012, the date which the company no longer reported undistributed earnings or losses. The Company’s investment in Blade Dynamics was included in other assets on the unaudited condensed consolidated balance sheet and the equity in undistributed losses of Blade Dynamics was included in other expense, net, on the unaudited condensed consolidated statements of operations.

During the three months ended September 30, 2014, the Company determined that as a result of dilutive financing which resulted in the Company losing certain of its shareholder rights, as well as certain operational issues and adverse changes to the potential sale scenarios previously considered, its investment in Blade Dynamics was no longer recoverable and therefore recorded an impairment charge of $3.5 million to fully impair this asset.

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

The operating results for the two business segments are as follows (in thousands):

	Three months ended June 30,
	2015	2014
Revenues:
Wind	$18,164	$7,650
Grid	5,559	4,046
Total	$23,723	$11,696

	Three months ended June 30,
	2015	2014
Operating income (loss):
Wind	$127	$(3,480)
Grid	(6,508)	(6,407)
Unallocated corporate expenses	(1,876)	(2,780)
Total	$(8,257)	$(12,667)

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

Unallocated corporate expenses primarily consist of stock-based compensation expense of $1.1 million and an impairment charge of $0.7 million, for the three months ended June 30, 2015. Unallocated corporate expenses primarily consist of stock-based compensation expense of $1.6 million, as well as restructuring and impairment charges of $1.2 million, for the three months ended June 30, 2014.

Total assets for the two business segments as of June 30, 2015 and March 31, 2015 are as follows (in thousands):

	June 30,	March 31,
	2015	2015
Wind	$35,227	$41,947
Grid	40,440	42,482
Corporate assets	67,248	49,396
Total	$142,915	$133,825

The following table sets forth customers who represented 10% or more of the Company’s total revenues for the three months ended June 30, 2015 and 2014:

	Three months ended June 30,
	2015	2014
INOX Wind Limited	47%	48%
Beijing JINGCHENG New Energy Co., Ltd	25%	<10%
M.A. Mortenson Company	11%	— %

16. Recent Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued ASU 2014-09, ASU Revenue from Contracts with Customers (Topic 606), The guidance substantially converges final standards on revenue recognition between the FASB and IASB providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles.  The ASU is effective for annual reporting periods beginning after December 15, 2017.  The Company is currently evaluating the impact of adopting ASU 2014-09 to determine the impact, if any, it may have on its current practices.

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

In April 2015, the FASB issued ASU 2015-03 Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  The amendments in ASU 2015-03 require an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years.  The Company is currently evaluating the impact of adopting ASU 2015-03 to determine the impact, but currently does not believe there will be an impact on its consolidated results of operations, financial condition, or cash flow.

In June 2015, the FASB issued ASU 2015-10 Technical Corrections and Improvements.  The amendments in ASU 2015-10 will clarify and correct some of the difference that arose between original guidance from FASB, EITF and other sources, and the translation into the new Codification. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years.  The Company is currently evaluating the impact of adopting ASU 2015-10 to determine the impact, but currently does not believe there will be an impact on its consolidated results of operations, financial condition, or cash flow.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that relate to future events or conditions, including without limitation, the statements in Part II, “Item 1A. Risk Factors” and in Part I under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects or our prospective results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain. There are a number of important factors that could materially impact the value of our common stock or cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include: We have a history of operating losses, which may continue in the future. Our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter; We have a history of negative operating cash flows, and we may require additional financing in the future, which may not be available to us; Our Term Loans include certain covenants and other events of default. Should we not comply with these covenants or incur an event of default, we may be required to repay our obligation in cash, which could have an adverse effect on our liquidity; We may be required to issue performance bonds or provide letters of credit, which restricts our ability to access any cash used as collateral for the bonds or letters of credit; Changes in exchange rates could adversely affect our results from operations; If we fail to maintain proper and effective internal controls over financial reporting, our ability to produce accurate and timely financial statements could be impaired and may lead investors and other users to lose confidence in our financial data; Our financial condition may have an adverse effect on our customer and supplier relationships; Our success in addressing the wind energy market is dependent on the manufacturers that license our designs; A significant portion of our revenues are derived from a single customer; Our success is dependent upon attracting and retaining qualified personnel and our inability to do so could significantly damage our business and prospects; We may not realize all of the sales expected from our backlog of orders and contracts; Our business and operations would be adversely impacted in the event of a failure or security breach of our information technology infrastructure; We may not be able to ramp up production at our newly leased manufacturing facility in Romania, and, if we are able to do so, we may have manufacturing quality issues, which would negatively affect our revenues and financial position; We rely upon third-party suppliers for the components and subassemblies of many of our Wind and Grid products, making us vulnerable to supply shortages and price fluctuations, which could harm our business; Many of our revenue opportunities are dependent upon subcontractors and other business collaborators; If we fail to implement our business strategy successfully, our financial performance could be harmed; Problems with product quality or product performance may cause us to incur warranty expenses and may damage our market reputation and prevent us from achieving increased sales and market share; Regulations related to conflict-free minerals may force us to incur significant additional expenses; Our contracts with the U.S. government are subject to audit, modification or termination by the U.S. government and include certain other provisions in favor of the government. The continued funding of such contracts remains subject to annual congressional appropriation which, if not approved, could reduce our revenue and lower or eliminate our profit; Many of our customers outside of the United States, particularly in China, are either directly or indirectly, related to governmental entities, and we could be adversely affected by violations of the United States Foreign Corrupt Practices Act and similar worldwide anti-bribery laws outside the United States; We have had limited experience in marketing and selling our superconductor products and system-level solutions, and our failure to effectively market and sell our products and solutions could lower our revenue and cash flow; We may acquire additional complementary businesses or technologies, which may require us to incur substantial costs for which we may never realize the anticipated benefits; Our success depends upon the commercial use of high temperature superconductor (HTS) products, which is currently limited, and a widespread commercial market for our products may not develop; Growth of the wind energy market depends largely on the availability and size of government subsidies and economic incentives; We have operations in and depend on sales in emerging markets, including India and China, and global conditions could negatively affect our operating results or limit our ability to expand our operations outside of these countries. Changes in India’s or China’s political, social, regulatory and economic environment may affect our financial performance; Our products face intense competition, which could limit our ability to acquire or retain customers; Our international operations are subject to risks that we do not face in the United States, which could have an adverse effect on our operating results; Adverse changes in domestic and global economic conditions could adversely affect our operating results; We may be unable to adequately prevent disclosure of trade secrets and other proprietary information; Our patents may not provide meaningful protection for our technology, which could result in us losing some or all of our market position; There are a number of technological challenges that must be successfully addressed before our superconductor products can gain widespread commercial acceptance, and our inability to address such technological challenges could adversely affect our ability to acquire customers for our products; Third parties have or may acquire patents that cover the materials, processes and technologies we use or may use in the future to manufacture our Amperium products, and our success depends on our ability to license such patents or other proprietary rights; Our technology and products could infringe intellectual property rights of others, which may require costly litigation and, if we are not successful, could cause us to pay substantial damages and disrupt our business; We have filed a demand for arbitration and other lawsuits against our former largest customer, Sinovel, regarding amounts we contend are overdue. We cannot be certain as to the outcome of these proceedings; We have been named as a party in various legal proceedings, and we may be named in additional litigation, all of which will require significant management time and attention, result in significant legal expenses and may result in an unfavorable outcome, which could have a material adverse effect on our business, operating results and financial condition; and our common stock has experienced, and may continue to experience, significant market price and volume fluctuations, which may prevent our stockholders from selling our common stock at a profit and could lead to costly litigation against us that could divert our management’s attention.  These and the important factors discussed under the caption “Risk Factors” in Part 1. Item 1A of our Form 10-K for the fiscal year ended March 31, 2015, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Any such forward-looking statements represent management’s estimates as of the date of this Quarterly Report on Form 10-Q. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

●

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

Our fiscal year begins on April 1 and ends on March 31. When we refer to a particular fiscal year, we are referring to the fiscal year beginning on April 1 of that same year. For example, fiscal 2015 refers to the fiscal year beginning on April 1, 2015. Other fiscal years follow similarly.

On March 24, 2015, we effected a 1-for-10 reverse stock split on our common stock.  Trading of our common stock reflected the reverse stock split beginning March 25, 2015.  Unless otherwise indicated, all historical references to shares of common stock, shares of restricted stock, restricted units, shares underlying stock options, warrants or calculations that use common stock for per share financial reporting have been adjusted for comparative purposes to reflect the impact of the 1-for-10 reverse stock split as if it had occurred at the beginning of the earliest period presented.

We have experienced recurring operating losses and as of June 30, 2015, had an accumulated deficit of $914.2 million. In addition, we have experienced recurring negative operating cash flows. At June 30, 2015, we had cash and cash equivalents of $38.6 million. Cash used in operations for the three months ended June 30, 2015 was $3.0 million.

Over the last several years, we have entered into several debt and equity financing arrangements in order to enhance liquidity.  Since April 1, 2012, we generated aggregate cash flows from financing activities of $74.0 million.  This amount includes proceeds from our April 2015 equity offering, which generated net proceeds of approximately $22.3 million, after deducting underwriting discounts and commissions and estimated offering expenses.  See Note 10, “Debt”, and Note 12 “Stockholders Equity” for further discussion of these financing arrangements. We believe that we are in compliance with the covenants and restrictions included in the agreements governing our debt arrangements as of June 30, 2015.

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

Our cash requirements depend on numerous factors, including the successful completion of our product development activities, our ability to commercialize our Resilient Electric Grid (“REG”) and ship protection system solutions, rate of customer and market adoption of our products, collecting receivables according to established terms, and the continued availability of U.S. government funding during the product development phase of our Superconductors based products. In addition we are focused on achieving certain operational objectives.  During the first quarter of fiscal 2015, we achieved one of our objectives by announcing that Washington D.C.’s Pepco is conducting a deployment study of our REG system.  During the first half of fiscal 2015, we expect to receive a large wind order for our electrical control systems, and additional new orders for our D-VAR systems.  In the longer term, we expect to have a decision on moving to the manufacturing and construction phase of Project REG and we expect to receive additional business from the U.S. Navy.  Significant deviations to our business plan with regard to these factors and events, which are important drivers to our business, could have a material adverse effect on our operating performance, financial condition, and future business prospects. We expect to pursue the expansion of our operations through internal growth, diversification of our customer base, and potential strategic alliances. See below for a discussion of liquidity and capital resources.

We no longer believe our investments in Tres Amigas, LLC, a Delaware limited liability Company (“Tres Amigas”) or Blade Dynamics Ltd. (“Blade Dynamics”) are recoverable.  We fully impaired our remaining investments in Tres Amigas during the three months ended June 30, 2015 and Blade Dynamics during the three months ended September 30, 2014. (See Note 14, “Minority Investments”, for further information about such investments).

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. There were no significant changes in the critical accounting policies during the three months ended June 30, 2015 that were disclosed in our Form 10-K for fiscal 2014, which ended on March 31, 2015.

Results of Operations

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

Revenues

Total revenues increased 103% to $23.7 million for the three months ended June 30, 2015, compared to $11.7 million for the three months ended June 30, 2014.  Our revenues are summarized as follows (in thousands):

	Three months ended June 30,
	2015	2014
Revenues:
Wind	$18,164	$7,650
Grid	5,559	4,046
Total	$23,723	$11,696

Our Wind business unit accounted for 77% of total revenues for the three months ended June 30, 2015, compared to 65% for the three months ended June 30, 2014. Revenues in the Wind business unit increased 137% to $18.2 million in the three months ended June 30, 2015, from $7.7 million in the three months ended June 30, 2014. Wind business unit revenues during the three months ended June 30, 2015 increased primarily due to higher volume of sales to Inox Wind Limited (“Inox”) in India and Beijing JINGCHENG New Energy (“JCNE”) in China.

Our Grid business unit accounted for 23% of total revenues for the three months ended June 30, 2015, compared to 35% for the three months ended June 30, 2014. Our Grid business unit revenues increased 37% to $5.6 million in the three months ended June 30, 2015, from $4.0 million in the three months ended June 30, 2014. Grid business unit revenues increased in the three months ended June 30, 2015 primarily due to higher D-VAR system revenues, partially offset by lower HTS wire sales.

Revenues from Project HYDRA and Project REG represented 11% and 5% of our Grid business unit’s revenue for the three months ended June 30, 2015 and 2014, respectively.  Our revenues for these projects are derived by funding from the Department of Homeland Security (“DHS”).  Project HYDRA is a project with Consolidated Edison, Inc. (“ConEd”) to demonstrate our REG product in ConEd’s electric grid.  Project REG is a project with Commonwealth Edison, Inc. (“ComEd”) to permanently install our REG product in ComEd’s electric grid.  This fault current limiting cable system is designed to utilize customized Amperium® HTS wire, and ancillary controls to deliver more power through the grid while also being able to suppress power surges that can disrupt service. DHS has committed 100% of the total expected funding of $29.0 million for Project HYDRA.  Under Project REG, DHS is expected to invest up to $60.0 million to enable the deployment of the REG system in Chicago’s electric grid.  We are currently working on the first phase of the project which among other things, will result in the creation of a detailed deployment plan.  Funding of $1.5 million for this phase of the project has been committed by DHS.  The second phase of the project involves the delivery of the REG system and the associated construction and deployment of the system in ComEd’s grid.  We will not begin this phase of the project until all parties agree to proceed.  There can be no assurance that all parties will agree to proceed with the project.

The following table sets forth customers who represented 10% or more of our total revenues for the three months ended June 30, 2015 and 2014:

	Three months ended June 30,
	2015	2014
INOX Wind Limited	47%	48%
Beijing JINGCHENG New Energy Co., Ltd	25%	<10%
M.A. Mortenson Company	11%	— %

Cost of Revenues and Gross Margin

Cost of revenues increased by 70% to $20.5 million for the three months ended June 30, 2015, compared to $12.1 million for the three months ended June 30, 2014. Gross margin was 13.6% for the three months ended June 30, 2015, compared to (3.3)% for the three months ended June 30, 2014. The increase in gross margin for the three months ended June 30, 2015 as compared to the same period in fiscal 2014 was primarily due to higher revenues and a more favorable product mix due primarily to higher Wind royalty revenues in the three months ending June 30, 2015.

Operating Expenses

Research and development

A portion of our R&D expenditures related to externally funded development contracts has been classified as cost of revenues (rather than as R&D expenses). Additionally, a portion of R&D expenses was offset by cost-sharing funding. Our R&D expenditures are summarized as follows (in thousands):

	Three months ended June 30,
	2015	2014
R&D expenses per consolidated statements of operations	$3,162	$3,120
R&D expenditures reclassified as cost of revenues	1,560	2,075
R&D expenditures offset by cost-sharing funding	47	26
Aggregated R&D expenses	$4,769	$5,221

R&D expenses (exclusive of amounts classified as cost of revenues and amounts offset by cost-sharing funding) increased by 1% to $3.2 million for the three months ended June 30, 2015, from $3.1 million for the three months ended June 30, 2014.  The increases in R&D expenses for the three months ended June 30, 2015 were driven primarily by increased spending in our Grid segment on new product development.  The decreases in R&D expenditures reclassified to cost of revenue was a result of decreased activity under government funded contracts in our Grid business unit compared to the prior year period.  Aggregated R&D expenses, which include amounts classified as cost of revenues and amounts offset by cost-sharing funding decreased 9% to $4.8 million for the three months ended June 30, 2015, from $5.2 million for the three months ended June 30, 2014.

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

Selling, general, and administrative

SG&A expenses decreased by 5% to $7.5 million in the three months ended June 30, 2015, from $7.9 million in the three months ended June 30, 2014. The decreases in SG&A expenses were due primarily to the realization of savings from cost reduction actions that were implemented in prior periods as well as a reduction in stock compensation and legal costs.

Amortization of acquisition related intangibles

We recorded amortization expense related to our core technology and know-how, trade names and trademark intangible assets of less than $0.1 million in both the three months ended June 30, 2015 and 2014.

Restructuring and Impairments

We recorded an impairment charge of $0.7 million in the three months ended June 30, 2015 to fully impair our investment in Tres Amigas as our investment is no longer deemed recoverable. We recorded a restructuring charge of $1.2 million in the three months ended June 30, 2014. This amount consists primarily of employee severance and benefits costs related to the consolidation of Grid manufacturing operations in the United States and a reduction in force in our operation in China, which is being sized to meet expected demand from our Chinese customers.

Operating income (loss)

Our operating income (loss) is summarized as follows (in thousands):

	Three months ended June 30,
	2015	2014
Operating income (loss):
Wind	$127	$(3,480)
Grid	(6,508)	(6,407)
Unallocated corporate expenses	(1,876)	(2,780)
Total	$(8,257)	$(12,667)

Our Wind segment generated an operating profit of $0.1 million in the three months ended June 30, 2015, compared to an operating loss of $3.5 million in the three months ended June 30, 2014. The increase in Wind business unit operating profit during the three months ended June 30, 2015 was due primarily to increased revenues for shipments to Inox in India and JCNE in China as well as a favorable revenue mix as a result of higher royalty revenues in the three months ended June 30, 2015.

The operating loss in our Grid segment increased to $6.5 million in the three months ended June 30, 2015, compared to $6.4 million in the three months ended June 30, 2014. The increase in the Grid business unit operating loss was driven primarily by lower gross margin as a result of the deferral of certain D-VAR project revenues while the associated costs were expensed as incurred.

Unallocated corporate expenses primarily include stock-based compensation expense of $1.1 million and an impairment charge of $0.7 million, for the three months ended June 30, 2015.  Unallocated corporate expenses primarily consist of stock-based compensation expense of $1.6 million, and restructuring charges of $1.2 million for the three months ended June 30, 2014.

Change in fair value of derivatives and warrants

The change in fair value of derivatives and warrants resulted in a gain of $0.8 million in the three months ended June 30, 2015, compared to a loss of less than $0.1 million for the three months ended June 30, 2014. The increase in the gain was primarily driven by a lower stock price, which is a key valuation metric.

Interest expense, net

Interest expense, net, was $0.3 million in the three months ended June 30, 2015, compared to $0.5 million in the three months ended June 30, 2014. The decrease in interest expense was due primarily to the maturity of one of our term loans with Hercules Technology Growth Capital, Inc. (“Hercules”) in December 2014.

Other expense, net

Other expense, net, was $0.8 million in the three months ended June 30, 2015, compared to $0.2 million in the three months ended June 30, 2014.  The increase in other expense, net was primarily related to foreign currency losses due to the strengthening of the Euro versus the U.S. Dollar in the three months ended June 30, 2015 and our minority interest in the losses of Tres Amigas.

Income Taxes

Income tax expense was $0.6 million in the three months ended June 30, 2015, compared to $0.1 million in the three months ended June 30, 2014. Income tax expense in both periods was primarily due to income taxes in foreign jurisdictions.

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

We define non-GAAP net loss as net loss before stock-based compensation, amortization of acquisition-related intangibles, restructuring and impairment charges, consumption of zero cost-basis inventory, changes in fair value of derivatives and warrants, non-cash interest expense, and the other non-cash or unusual charges, net of any tax effects related to these items, indicated in the table below. We believe non-GAAP net loss assists management and investors in comparing our performance across reporting periods on a consistent basis by excluding these non-cash or non-recurring charges that we do not believe are indicative of our core operating performance. We also regard non-GAAP net loss as a useful measure of operating performance which more closely aligns net loss with cash used in/provided by continuing operations. In addition, we use non-GAAP net loss as a factor in evaluating management’s performance when determining incentive compensation and to evaluate the effectiveness of our business strategies. A reconciliation of non-GAAP to GAAP net loss is set forth in the table below (in thousands, except per share data):

	Three months ended June 30,
	2015	2014

Net loss	$(9,121)	$(13,517)
Stock-based compensation	1,128	1,581
Amortization of acquisition-related intangibles	39	39
Restructuring and impairment charges	741	1,179
Consumption of zero cost-basis inventory	(846)	(1,372)
Change in fair value of derivatives and warrants	(800)	35
Non-cash interest expense	111	190
Non-GAAP net loss	$(8,748)	$(11,865)

Non-GAAP loss per share	$(0.72)	$(1.53)
Weighted average shares outstanding - basic and diluted	12,111	7,769

We incurred a non-GAAP net loss of $8.7 million or $0.72 per share, for the three months ended June 30, 2015, compared to a non-GAAP net loss of $11.9 million, or $1.53 per share, for the three months ended June 30, 2014. The decrease in non-GAAP net loss was driven primarily by higher revenues in both of our business units, including higher royalty revenues in our Wind segment as previously discussed.

Liquidity and Capital Resources

At June 30, 2015, we had cash, cash equivalents, and restricted cash of $42.6 million, compared to $24.5 million at March 31, 2015, an increase of $18.1 million. Our cash and cash equivalents, and restricted cash are summarized as follows (in thousands):

	June 30,	March 31,
	2015	2015
Cash and cash equivalents	$38,561	$20,490
Restricted cash	4,064	4,059
Total cash, cash equivalents, and restricted cash	$42,625	$24,549

For the three months ended June 30, 2015, net cash used in operating activities was $3.0 million compared to $5.5 million for the three months ended June 30, 2014. The decrease in net cash used in operations was due primarily to lower net loss driven by higher revenues and a decrease in cash used from changes in operating asset and liability accounts during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 driven primarily by decreases in accounts receivable and inventory in the three months ended June 30, 2015.

For the three months ended June 30, 2015, net cash used in investing activities was $0.1 million, compared to $0.3 million for the three months ended June 30, 2014. The decrease in net cash used in investing was due primarily to an increase in cash generated by changes in other assets, as well as a decrease in purchases of property plant and equipment.

For the three months ended June 30, 2015, net cash provided by financing activities was $21.2 million compared to net cash used by financing activities of $0.6 million in the three months ended June 30, 2014. The increase in net cash provided by financing activities was primarily due to net proceeds of $22.3 million from the issuance of 4.0 million shares of common stock on April 29, 2015.

At June 30, 2015, we had $3.3 million of restricted cash included in current assets, and $0.8 million of restricted cash included in long-term assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts. These deposits are held in interest bearing accounts.

On June 5, 2012, we entered into a Loan and Security Agreement (the “Term Loan”) with Hercules, under which we borrowed $10.0 million. After the closing fees and expenses, the net proceeds were $9.7 million. The Term Loan bears an interest rate equal to 11% plus the percentage, if any, in which the prime rate as reported by The Wall Street Journal exceeds 3.75%. We made interest only payments from July 1, 2012 through October 31, 2012, after which we began paying the Term Loan in equal monthly installments ending on December 1, 2014, when the loan was repaid in full.

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

On December 19, 2014, we entered into an amendment with Hercules (the “Hercules Second Amendment”) and entered into a new term loan (the “New Term Loan C”), borrowing an additional $1.5 million (we collectively refer to the Term Loan, the New Term Loan B, and New Term Loan C as the “Term Loans”).  After closing fees and expenses, the net proceeds from the New Term Loan C were $1.4 million.  The New Term Loan C also bears the same interest rate as the other Term Loans.  We will make interest only payments until maturity on June 1, 2017, when the loan is scheduled to be repaid in its entirety. The maturity date of the New Term Loan C was extended from March 1, 2017 to June 1, 2017 due to our April 2015 equity offering which raised more than $10 million in new capital before December 31, 2015 (see discussion below).

The Term Loans are secured by substantially all of our existing and future assets, including a mortgage on real property owned by our wholly-owned subsidiary, ASC Devens LLC, and located at 64 Jackson Road, Devens, Massachusetts.  The Term Loans contain certain covenants that restrict our ability to, among other things, incur or assume certain debt, merge or consolidate, materially change the nature of our business, make certain investments, acquire or dispose of certain assets, make guaranties or grant liens on our assets, make certain loans, advances or investments, declare dividends or make distributions or enter into transactions with affiliates. In addition, there is a covenant that requires us to maintain a minimum unrestricted cash balance (the “Minimum Threshold”) in the United States.  As part of the Hercules Second Amendment, this Minimum Threshold was amended to be the lower of $5.0 million or the aggregate outstanding principal balance of the Term Loans.  As a result of the April 2015 offering (see discussion below), the Minimum Threshold was reduced to the lesser of $2.0 million or the aggregate outstanding principal balance of the Term Loans.  As of June 30, 2015, the Minimum Threshold was $2.0 million.  The events of default under the Term Loans include, but are not limited to, failure to pay amounts due, breaches of covenants, bankruptcy events, cross defaults under other material indebtedness and the occurrence of a material adverse effect and/or change in control. In the case of a continuing event of default, Hercules may, among other remedies, declare due all unpaid principal amounts outstanding and any accrued but unpaid interest and foreclose on all collateral granted to Hercules as security under the Term Loans.

We believe we are in and expect to remain in compliance with the covenants and restrictions under the Term Loans as of the date of this Quarterly Report on Form 10-Q. If we fail to stay in compliance with our covenants or experience some other event of default, we may be forced to repay the outstanding principal on the Term Loans.

On November 15, 2013, we entered into an ATM arrangement, pursuant to which, we were able to, at our discretion, sell up to $30.0 million of our common stock through our sales agent, MLV & Co. LLC (“MLV”).  Sales of common stock made under the ATM were made on the Nasdaq Global Select Market under our previously filed and currently effective Registration Statement on Form S-3 (File No. 333-191153) by means of ordinary brokers’ transactions at market prices. We paid MLV a commission of up to 3% of the gross proceeds from the sale of shares of our common stock under the ATM. We also agreed to provide MLV with customary indemnification rights.  During the three months ended June 30, 2014, we received net proceeds of $1.2 million, including sales commissions and offering expenses from the sale of 76,434 shares of our common stock at an average sales price of $16.31 per share.  We terminated the ATM arrangement on November 5, 2014.

On November 13, 2014, we completed an equity offering, under which we sold 909,090 units of our common stock at $11.00 per unit to Hudson Bay Capital.  Each unit consisted of one share of common stock and 0.90 of a warrant to purchase one share of common stock, or a warrant to purchase in the aggregate 818,181 shares of common stock.  After the underwriting discount and estimated offering expenses, we received net proceeds from the offering of approximately $9.1 million.

We have experienced recurring operating losses and as of June 30, 2015, had an accumulated deficit of $914.2 million. In addition, we have experienced recurring negative operating cash flows. At June 30, 2015 we had cash and cash equivalents of $38.6 million, as compared to cash used in operations of $3.0 million for the three months ended June 30, 2015. On April 29, 2015 we completed an equity offering which raised net proceeds of $22.3 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us from the sale of 4.0 million shares of our common stock at a public offering price of $6.00 per share.

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

Recent Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued, ASU Revenue from Contracts with Customers 2014-09 (Topic 606). The guidance substantially converges final standards on revenue recognition between the FASB and IASB providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles.  The ASU is effective for annual reporting periods beginning after December 15, 2017.  We are currently evaluating the impact of adopting ASU 2014-09 to determine the impact, if any, it may have on our current practices.

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

In April 2015, the FASB issued ASU 2015-03 Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  The amendments in ASU 2015-03 require an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years.  We are currently evaluating the impact of adopting ASU 2015-03 to determine the impact, but currently do not believe there will be an impact on our consolidated results of operations, financial condition, or cash flow.

In June 2015, the FASB issued ASU 2015-10 Technical Corrections and Improvements.  The amendments in ASU 2015-10 will clarify and correct some of the difference that arose between original guidance from FASB, EITF and other sources, and the translation into the new Codification. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years.  We are currently evaluating the impact of adopting ASU 2015-10 to determine the impact, but currently do not believe there will be an impact on our consolidated results of operations, financial condition, or cash flow.

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

The impact of foreign currency on net loss for the three months ended June 30, 2015 was a loss of $0.6 million.  The impact of foreign currency on net loss for the three months ended June 30, 2014 was a gain of $0.1 million.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 8, 2011, Sinovel filed with the Beijing Arbitration Commission an application under the caption (2011) Jing Zhong An Zi No. 0963, for a counterclaim against us for breach of the same contracts under which we filed our original arbitration claim. Sinovel claimed, among other things, that the goods supplied by us do not conform to the standards specified in the contracts and claimed damages in the amount of approximately RMB 370 million ($58 million). On October 17, 2011, Sinovel filed with the Beijing Arbitration Commission a request for change of counterclaim to increase its damage claim to approximately RMB 1 billion ($157 million). On December 22, 2011, Sinovel filed with the Beijing Arbitration Commission an additional request for change of counterclaim to increase its damages claim to approximately RMB 1.2 billion ($190 million). On February 27, 2012, Sinovel filed with the Beijing Arbitration Commission an application under the caption (2012) Jing Zhong An Zi No. 0157, against us for breach of the same contracts under which we filed our original arbitration claim. Sinovel claimed, among other things, that the goods supplied by us do not conform to the standards specified in the contracts and claimed damages in the amount of approximately RMB 105 million ($17 million). We believe that Sinovel’s claims are without merit and we intend to defend these actions vigorously. Since the proceedings in this matter are still in the early technical review phase, we cannot reasonably estimate possible losses or range of losses at this time.

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

We submitted a civil action application to the Beijing Higher People’s Court against Sinovel and certain of its employees for trade secret infringement on September 13, 2011 under the caption (2011) Gao Min Chu Zi No. 4193. The application alleges the defendants’ unauthorized use of portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines as described above with respect to the Copyright Action. We are seeking monetary damages of RMB 2.9 billion ($453 million) for the trade secret infringement as well as reimbursement of all costs and reasonable expenses. The Beijing Higher People’s Court has accepted the case, which was necessary in order for the case to proceed. On December 22, 2011 the Beijing Higher People’s Court transferred the case to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Gao Min Chu Zi No. 4193. On June 7, 2012, we received an Acceptance Notice from the Beijing No.1 Intermediate People’s Court under the caption (2012) Yi Zhong Min Chu Zi No.6833. In August 2012, Sinovel filed a motion to remove this case from the Beijing No. 1 Intermediate People’s Court and transfer the matter to the Beijing Arbitration Commission.  On February 24, 2014, the Beijing No. 1 Intermediate People’s Court denied Sinovel’s motion to remove and transfer the case.  On March 13, 2014, Sinovel filed an appeal of the Beijing No. 1 Intermediate People’s Court decision to the Beijing Higher People’s Court.  On August 7, 2014, the Beijing Higher People’s Court upheld the Beijing No.1 Intermediate Court’s decision and rejected Sinovel’s appeal regarding the jurisdiction opposition.  The Beijing No. 1 Intermediate Court held the first substantive hearing on May 11, 2015.  On June 15, 2015, we submitted a request for the withdrawal of our complaint to the Beijing No. 1 Intermediate Court.  On June 16, 2015, the Beijing No. 1 Intermediate Court granted our request.  We immediately filed a civil action application to the Beijing Intellectual Property Court against the same parties and seeking the same amount of monetary damages for trade secret infringement on June 16, 2015 under the caption (2015) Jin Zhi Min Chu Zi No. 1135.  We are currently awaiting notice from the Beijing Intellectual Property Court regarding the first hearing date.

On September 16, 2011, we filed a civil copyright infringement complaint in the Hainan Province No. 1 Intermediate People’s Court against Dalian Guotong Electric Co. Ltd. (“Guotong”), a supplier of power converter products to Sinovel, and Huaneng Hainan Power, Inc. (“Huaneng”), a wind farm operator that has purchased Sinovel wind turbines containing Guotong power converter products. The case is captioned (2011) Hainan Yi Zhong Min Chu Zi No. 62. The application alleges that our PM1000 converters in certain Sinovel wind turbines have been replaced by converters produced by Guotong. Because the Guotong converters are being used in wind turbines containing our wind turbine control software, we believe that our copyrighted software is being infringed. We are seeking a cease and desist order with respect to the unauthorized use of our software, monetary damages of RMB 1.2 million ($0.2 million) for our economic losses (with respect to Guotong only) and reimbursement of all costs and reasonable expenses. The court has accepted the case, which was necessary in order for the case to proceed. In addition, upon the request of the defendant Huaneng, Sinovel has been added by the court to this case as a defendant and Huaneng has been released from this case. In December 2011, Sinovel filed a jurisdiction opposition motion requesting dismissal by the Hainan Province No. 1 Intermediate People’s Court, saying the case should be governed by the Beijing Arbitration Commission. On February 3, 2012, we received the Civil Ruling from the court, which granted Sinovel’s motion, and dismissed the entire case. We appealed the court’s ruling to the Hainan Higher Court, which on April 5, 2012 upheld the decision of the Hainan Province No. 1 Intermediate People’s Court. On April 9, 2012, we filed an appeal of the Hainan Higher Court’s decision with China’s Supreme People’s Court. China’s Supreme People’s Court accepted the appeal on May 23, 2012. The case is captioned, (2012) Min Shen Zi No. 630. On December 20, 2012, China’s Supreme People’s Court issued a Civil ruling, holding that (1) it will conduct a re-trial of our appeal and (2) the lower court’s decision will be stayed pending the re-trial. China’s Supreme People’s Court conducted a re-trial of our appeal on May 29, 2013.  On January 26, 2014, the Supreme People’s Court revoked Hainan No. 1 Intermediate People’s Court and Hainan Higher People’s Court rulings and ruled that the case shall be heard by the Hainan No. 1 Intermediate People’s Court.  The Hainan No. 1 Intermediate People’s Court accepted the case under the caption (2014) Hainan Yi Zhong Min San Chu Zi No. 1. On October 21, 2014, the Hainan No. 1 Intermediate People’s Court changed the caption of this case to (2014) Hainan Yi Zhong Zhi Min Chu Zi No. 2.  On November 18, 2014, the Hainan No. 1 Intermediate People’s Court held its first substantive hearing in the Hainan case.    At the hearing, the parties presented evidence, reviewed claims, and answered questions from the court.  On June 3, 2015, we received notification from the Hainan No. 1 Intermediate People’s Court that it dismissed the case for what it cited was a lack of evidence.  On June 18, 2015 we filed an appeal of the Hainan No. 1 Intermediate People’s Court decision to dismiss the case with the Hainan Higher People’s Court.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by this reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SUPERCONDUCTOR CORPORATION
Date:	August 5, 2015	By:	/s/ David A. Henry
David A. Henry
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Executive Incentive Plan for the fiscal year ending March 31, 2016.					*

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet as of June 30, 2015 and March 31, 2015 (ii) Condensed Statements of Operations and Income for the three months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended June 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2015 and 2014, and (v) Notes to Condensed Consolidated Financial Statements.