Form 10-Q
period 2015-09-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2015-11-03
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Shares outstanding of the Registrant’s common stock:

Common Stock, par value $0.01 per share	14,001,658
Class	Outstanding as of October 29, 2015

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	March 31,
	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$32,572	$20,490
Accounts receivable, net	11,119	9,879
Inventory	16,150	20,596
Prepaid expenses and other current assets	8,263	10,764
Restricted cash	3,281	2,822
Total current assets	71,385	64,551

Property, plant and equipment, net	52,677	56,097
Intangibles, net	1,138	1,422
Restricted cash	795	1,236
Deferred tax assets	7,766	7,766
Other assets	499	2,753

Total assets	$134,260	$133,825

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$17,980	$21,615
Note payable, current portion, net of discount of $136 as of September 30, 2015 and $244 as of March 31, 2015	3,864	3,756
Derivative liabilities	1,498	2,999
Deferred revenue	9,692	11,019
Deferred tax liabilities	7,843	7,843
Total current liabilities	40,877	47,232

Note payable, net of discount of $191 as of September 30, 2015 and $290 as of March 31, 2015	1,976	3,877
Deferred revenue	3,404	2,756
Other liabilities	377	67
Total liabilities	46,634	53,932

Commitments and contingencies (Note 13)

Stockholders' equity:
Common stock	141	96
Additional paid-in capital	1,010,220	985,921
Treasury stock, at cost	(881)	(771)
Accumulated other comprehensive income (loss)	10	(308)
Accumulated deficit	(921,864)	(905,045)
Total stockholders' equity	87,626	79,893

Total liabilities and stockholders' equity	$134,260	$133,825

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014

Revenues	$19,004	$12,455	$42,727	$24,151

Cost and operating expenses:
Cost of revenues	15,992	13,773	36,495	25,860
Research and development	3,003	3,078	6,165	6,198
Selling, general and administrative	6,773	8,046	14,308	15,984
Arbitration award expense	-	10,188	-	10,188
Restructuring and impairments	38	3,731	779	4,909
Amortization of acquisition related intangibles	39	39	78	79
Total operating expenses	25,845	38,855	57,825	63,218

Operating loss	(6,841)	(26,400)	(15,098)	(39,067)

Change in fair value of derivatives and warrants	701	795	1,501	760
Interest expense, net	(286)	(496)	(603)	(1,030)
Other (expense) income, net	(397)	740	(1,169)	588

Loss before income tax expense	(6,823)	(25,361)	(15,369)	(38,749)

Income tax expense	875	62	1,450	190

Net loss	$(7,698)	$(25,423)	$(16,819)	$(38,939)

Net loss per common share
Basic	$(0.57)	$(3.12)	$(1.31)	$(4.89)
Diluted	$(0.57)	$(3.12)	$(1.31)	$(4.89)

Weighted average number of common shares outstanding
Basic	13,595	8,147	12,808	7,959
Diluted	13,595	8,147	12,808	7,959

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014

Net loss	$(7,698)	$(25,423)	$(16,819)	$(38,939)

Other comprehensive (loss) income, net of tax:
Foreign currency translation (losses) gains	(111)	(989)	319	(1,090)
Total other comprehensive (loss) income, net of tax	(111)	(989)	319	(1,090)
Comprehensive loss	$(7,809)	$(26,412)	$(16,500)	$(40,029)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(16,819)	$(38,939)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	4,009	4,901
Stock-based compensation expense	1,834	3,099
Impairment of long-lived and intangible assets	746	3,464
Provision for excess and obsolete inventory	829	1,285
Write-off prepaid taxes	511	-
Loss on minority interest investments	356	410
Change in fair value of derivatives and warrants	(1,501)	(760)
Non-cash interest expense	207	343
Other non-cash items	921	(860)
Changes in operating asset and liability accounts:
Accounts receivable	(1,196)	(2,264)
Inventory	3,478	(5,283)
Prepaid expenses and other current assets	2,957	(1,533)
Accounts payable and accrued expenses	(3,337)	4,154
Accrued arbitration liability	-	10,188
Deferred revenue	(762)	10,426
Net cash used in operating activities	(7,767)	(11,369)

Cash flows from investing activities:
Purchase of property, plant and equipment	(310)	(514)
Proceeds from the sale of property, plant and equipment	7	8
Change in restricted cash	(16)	2,782
Change in other assets	91	(12)
Net cash (used in) provided by investing activities	(228)	2,264

Cash flows from financing activities:
Employee taxes paid related to net settlement of equity awards	(109)	(400)
Repayment of debt	(2,000)	(3,641)
Proceeds from public equity offering, net	22,281	4,825
Proceeds from exercise of employee stock options and ESPP	30	60
Net cash provided by financing activities	20,202	844

Effect of exchange rate changes on cash and cash equivalents	(125)	(174)

Net increase/(decrease) in cash and cash equivalents	12,082	(8,435)
Cash and cash equivalents at beginning of year	20,490	43,114
Cash and cash equivalents at end of year	$32,572	$34,679

Supplemental schedule of cash flow information:
Cash paid for income taxes, net of refunds	$758	$226
Issuance of common stock to settle liabilities	197	1,528
Cash paid for interest	391	684

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

These unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with United States generally accepted accounting principles (“GAAP”) and the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. The going concern basis of presentation assumes that the Company will continue operations and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those instructions. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended September 30, 2015 and 2014 and the financial position at September 30, 2015.

On March 24, 2015, the Company effected a 1-for-10 reverse stock split of its common stock. Trading of the Company’s common stock reflected the reverse stock split beginning on March 25, 2015. Unless otherwise indicated, all historical references to shares of common stock, shares of restricted stock, restricted stock units, shares underlying options, warrants or calculations that use common stock for per share financial reporting have been adjusted for comparative purposes to reflect the impact of the 1-for-10 reverse stock split as if it had occurred at the beginning of the earliest period presented.

Liquidity

The Company has experienced recurring operating losses and as of September 30, 2015, the Company had an accumulated deficit of $921.9 million. In addition, the Company has experienced recurring negative operating cash flows.  At September 30, 2015, the Company had cash and cash equivalents of $32.6 million. Cash used in operations for the six months ended September 30, 2015 was $7.8 million.

From April 1, 2011 through the date of this filing, the Company has reduced its global workforce substantially.  The Company is currently in the process of consolidating certain business operations to reduce facility costs.  As of September 30, 2015, the Company had a global workforce of 303 persons.  The Company plans to closely monitor its expenses and if required, expects to further reduce operating costs and capital spending to enhance liquidity.

Over the last several years, the Company has entered into several debt and equity financing arrangements in order to enhance liquidity.  Since April 1, 2012, the Company has generated aggregate cash flows from financing activities of $74.0 million.  This amount includes proceeds from an April 2015 equity offering, which generated net proceeds of approximately $22.3 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.  See Note 10, “Debt”, and Note 12 “Stockholders Equity” for further discussion of these financing arrangements. The Company believes that it is in compliance with the covenants and restrictions included in the agreements governing its debt arrangements as of September 30, 2015.

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

On October 6, 2015, 100% of the outstanding common stock of Blade Dynamics was acquired by a subsidiary of General Electric Company.  After deducting transaction expenses, the Company received net proceeds of $2.5 million from the sale, which will be recorded as a gain in the third fiscal quarter ending December 31, 2015.  Additionally, under the terms of the purchase agreement, the Company may be entitled to receive up to an additional $1.6 million in proceeds, upon the successful achievement of certain milestones by Blade Dynamics over the next three years.

The Company had recorded a charge of $3.5 million during the six months ended September 30, 2014 to fully impair its investment in Blade Dynamics.  The Company no longer believes its investment in Tres Amigas, LLC, a Delaware limited liability company (“Tres Amigas”) is recoverable.  The Company fully impaired its remaining investment, recording a charge of $0.7 million during the six months ended September 30, 2015. (See Note 14, “Minority Investments”, for further information about such investment).

2. Stock-Based Compensation

The Company accounts for its stock-based compensation at fair value. The following table summarizes stock-based compensation expense by financial statement line item for the three and six months ended September 30, 2015 and 2014 (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014
Cost of revenues	$61	$194	$158	$346
Research and development	87	521	283	1,000
Selling, general and administrative	558	803	1,393	1,753
Total	$706	$1,518	$1,834	$3,099

During the six months ended September 30, 2015, the Company granted 392,689 restricted stock awards.  These awards generally vest over 3 years.  During the six months ended September 30, 2014, the Company granted 100,000 stock options and 319,250 restricted stock awards.  The stock options vest over 5 years, and the restricted stock awards generally vest over three years. Awards for restricted stock include both time-based and performance-based awards.  For options and awards that vest upon the passage of time, expense is being recorded over the vesting period.  Performance-based awards are expensed over the requisite service period based on probability of achievement.

The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. The total unrecognized compensation cost for unvested outstanding stock options was $0.9 million at September 30, 2015. This expense will be recognized over a weighted average expense period of approximately 2.9 years. The total unrecognized compensation cost for unvested outstanding restricted stock was $3.5 million at September 30, 2015. This expense will be recognized over a weighted-average expense period of approximately 2.2 years.

The weighted average assumptions used in the Black-Scholes valuation model for stock options granted during the three and six months ended September 30, 2015 and 2014 are as follows:

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014
Expected volatility	N/A	N/A	N/A	85.5%
Risk-free interest rate	N/A	N/A	N/A	1.9%
Expected life (years)	N/A	N/A	N/A	5.8
Dividend yield	None	None	None	None

3. Computation of Net Loss per Common Share

Basic net loss per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Where applicable, diluted EPS is computed by dividing the net loss by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. For the each of the three and six months ended September 30, 2015, 1.6 million shares were not included in the calculation of diluted EPS as they were considered anti-dilutive, of which 0.4 million relate to unexercised stock options, and 1.2 million relate to outstanding warrants. For each of the three and six months ended September 30, 2014, 0.7 million shares were not included in the calculation of diluted EPS as they were considered anti-dilutive, of which 0.4 million relate to unvested stock options, and 0.3 million relate to outstanding warrants.

The following table reconciles the numerators and denominators of the earnings per share calculation for the three and six months ended September 30, 2015 and 2014 (in thousands, except per share data):

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014

Numerator:
Net loss	$(7,698)	$(25,423)	$(16,819)	$(38,939)
Denominator:
Weighted-average shares of common stock outstanding	14,054	8,305	12,958	8,088
Weighted-average shares subject to repurchase	(459)	(158)	(150)	(129)
Shares used in per-share calculation ― basic	13,595	8,147	12,808	7,959
Shares used in per-share calculation ― diluted	13,595	8,147	12,808	7,959
Net loss per share ― basic	$(0.57)	$(3.12)	$(1.31)	$(4.89)
Net loss per share ― diluted	$(0.57)	$(3.12)	$(1.31)	$(4.89)

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

The Company provides a gross presentation of activity within Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements.  A change in the hierarchy of an investment from its current level is reflected in the period during which the pricing methodology of such investment changes.  Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 is made in the event that the related security is significant to total cash and investments.  The Company did not have any transfers of assets and liabilities from Level 1 and Level 2 to Level 3 of the fair value measurement hierarchy during the three and six months ended September 30, 2015.

A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value on a recurring basis, measured as of September 30, 2015 and March 31, 2015 (in thousands):

	Total	Quoted Prices in	Significant Other	Significant
	Carrying	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2015:
Assets:
Cash equivalents	$16,016	$16,016	$-	$-
Derivative liabilities:
Warrants	$1,498	$-	$-	$1,498

	Total	Quoted Prices in	Significant Other	Significant
	Carrying	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2015:
Assets:
Cash equivalents	$12,519	$12,519	$-	$-
Derivative liabilities:
Warrants	$2,999	$-	$-	$2,999

The table below reflects the activity for the Company’s major classes of liabilities measured at fair value on a recurring basis (in thousands):

Warrants
April 1, 2015	$2,999
Mark to market adjustment	(1,501)
Balance at September 30, 2015	$1,498

Warrants
April 1, 2014	$2,601
Warrant issuance with equity offering	4,255
Warrant issuance with senior secured term loan	106
Mark to market adjustment	(3,963)
Balance at March 31, 2015	$2,999

The following table provides the assets and liabilities measured at fair value on a non-recurring basis, as of September 30, 2015.  During the six months ended September 30, 2015 the Company’s investment in Tres Amigas was determined to be no longer recoverable and was fully impaired.  See Note 14, “Minority Investments” for further details:

	Total	Quoted Prices in	Significant Other	Significant
	Carrying	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2015:
Assets:
Investment in unconsolidated entity – Tres Amigas	$-	$-	$-	$-

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

5. Accounts Receivable

Accounts receivable at September 30, 2015 and March 31, 2015 consisted of the following (in thousands):

	September 30,	March 31,
	2015	2015
Accounts receivable (billed)	$10,204	$8,946
Accounts receivable (unbilled)	969	987
Less: Allowance for doubtful accounts	(54)	(54)
Accounts receivable, net	$11,119	$9,879

6. Inventory

Inventory at September 30, 2015 and March 31, 2015 consisted of the following (in thousands):

	September 30,	March 31,
	2015	2015
Raw materials	$8,820	$9,411
Work-in-process	1,805	2,117
Finished goods	3,954	7,487
Deferred program costs	1,571	1,581
Net inventory	$16,150	$20,596

The Company recorded inventory write-downs of $0.2 million and $0.6 million for each of the three months ended September 30, 2015 and 2014, respectively.  The Company recorded inventory write-downs of $0.8 million and $1.3 million for each of the six months ended September 30, 2015 and 2014, respectively.  These write downs were based on evaluating its inventory on hand for excess quantities and obsolescence.

Deferred program costs as of September 30, 2015 and March 31, 2015 primarily represent costs incurred on programs accounted for under contract accounting where the Company needs to complete development milestones before revenue and costs will be recognized.

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at September 30, 2015 and March 31, 2015 consisted of the following (in thousands):

	September 30,	March 31,
	2015	2015
Accounts payable	$6,803	$7,062
Accrued inventories in-transit	365	1,127
Accrued other miscellaneous expenses	2,931	3,254
Accrued compensation	4,102	5,960
Income taxes payable	506	278
Accrued warranty	3,273	3,934
Total	$17,980	$21,615

The Company generally provides a one to three year warranty on its products, commencing upon installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.

Product warranty activity was as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$3,344	$2,855	$3,934	$3,207
Change in accruals for warranties during the period	429	974	423	903
Settlements during the period	(500)	(462)	(1,084)	(743)
Balance at end of period	$3,273	$3,367	$3,273	$3,367

8. Income Taxes

The Company recorded income tax expense of $0.9 million and $1.5 million for the three and six months ended September 30, 2015, respectively.  The Company recorded income tax expense of $0.1 million and $0.2 million for the three and six months ended September 30, 2014, respectively.  Income tax expense was primarily due to dividend withholding taxes and income taxes in the Company’s foreign jurisdictions.

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.  The Company re-evaluates these uncertain tax positions on a quarterly basis.  The evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity.  Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.  The Company identified an uncertain tax position in the three months ended September 30, 2014 and had an unrecognized tax benefit in the amount of $0.3 million.  This amount, if recognized, would result in a reduction of the Company’s effective tax rate.

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

During the years ended March 31, 2015 and 2014, the Company undertook restructuring activities, approved by the Board of Directors, in order to reorganize its global operations, streamline various functions of the business, and reduce its global workforce to better reflect the demand for its products.  During the year ended March 31, 2014, the Company undertook a plan to consolidate its Grid manufacturing activities into its Devens, Massachusetts facility and close its facility in Middleton, Wisconsin which was completed during the year ended March 31, 2015.  In addition, the Company established a new Wind manufacturing facility in Romania and as a result, reduced the headcount in its operation in China.  The Company is maintaining its headcount in China at a level necessary to support demand from its Chinese customers.  The Company recorded restructuring charges for severance and other costs of approximately $0.3 million $1.4 million during the three and six months ended September 30, 2014, respectively, primarily associated with the consolidation of the Company’s Grid manufacturing activities in the United States.  From April 1, 2011 through September 30, 2015, the Company’s various restructuring activities resulted in a substantial reduction of its global workforce. All amounts related to these restructuring activities have been paid as of September 30, 2015.

The following table presents restructuring charges and cash payments (in thousands):

	Severance pay	Facility exit and
Six months ended September 30, 2015	and benefits	Relocation costs	Total
Accrued restructuring balance at April 1, 2015	$180	$-	$180
Charges to operations	(5)	38	33
Cash payments	(175)	(38)	(213)
Accrued restructuring balance at September 30, 2015	$-	$-	$-

	Severance pay	Facility exit and
Six months ended September 30, 2014	and benefits	Relocation costs	Total
Accrued restructuring balance at April 1, 2014	$844	$-	$844
Charges to operations	632	814	1,445
Cash payments	(696)	(814)	(1,509)
Accrued restructuring balance at September 30, 2014	$780	$-	$780

All restructuring charges discussed above are included within restructuring and impairments in the Company’s unaudited condensed consolidated statements of operations. The Company includes accrued restructuring within accounts payable and accrued expenses in the unaudited condensed consolidated balance sheets.

10. Debt

On June 5, 2012, the Company entered into The Loan and Security Agreement with Hercules (the “Term Loan”), under which the Company borrowed $10.0 million. After closing fees and expenses, the net proceeds to the Company were $9.7 million. The Term Loan bears an interest rate equal to 11% plus the percentage, if any, by which the prime rate as reported by The Wall Street Journal exceeds 3.75%. The Company made interest-only payments from July 1, 2012 through October 31, 2012, after which the Company began repaying the Term Loan in equal monthly installments ending on December 1, 2014, when the loan was repaid in full. In addition, Hercules received a warrant (the “First Warrant”) to purchase 13,927 shares of common stock, exercisable at an initial strike price of $35.90 per share, subject to adjustment, until December 5, 2017. Due to certain adjustment provisions within the warrant, it qualified for liability accounting and the fair value of $0.4 million was recorded upon issuance, which the Company recorded as a debt discount and a warrant liability.  The total debt discount including the First Warrant, end of term fee and legal and origination costs of $1.2 million was amortized into interest expense over the term of the Term Loan using the effective interest method. Under this method, interest expense was recognized each period until the debt instrument reached maturity. During the three and six months ended September 30, 2014, the Company recorded non-cash interest expense for amortization of the debt discount related to the Term Loan of less than $0.1 million and $0.1 million, respectively.

On November 15, 2013, the Company amended the Term Loan with Hercules and entered into a new term loan (the “New Term Loan B”), borrowing an additional $10.0 million. After closing fees and expenses, the net proceeds to the Company for the New Term Loan B were $9.8 million.  The New Term Loan B bears the same interest rate as the Term Loan.  The Company is repaying the New Term Loan B in equal monthly installments ending on November 1, 2016.  The principal balance of the New Term Loan B is approximately $5.7 million as of September 30, 2015.  Hercules received a warrant (the “Second Warrant”) to purchase 25,641 shares of common stock, exercisable at an initial strike price of $19.50 per share, subject to adjustment, until May 15, 2019.  In addition, the exercise price of the First Warrant was reduced to $19.50 per share.  (See Note 11, “Warrants and Derivative Liabilities,” for a discussion on both warrants and the valuation assumptions used.) The Company will pay an end of term fee of $0.5 million upon the earlier of maturity or prepayment of the New Term Loan B. The Company has accrued the end of term fee and recorded a corresponding amount into the debt discount.  The New Term Loan B includes a mandatory prepayment feature which allows Hercules the right to use any of the Company’s net proceeds from specified asset dispositions greater than $1.0 million in a calendar year to pay off any outstanding accrued interest and principal balance on the New Term Loan B.  The Company determined the fair value to be de-minimis for this feature. In addition, the Company incurred $0.2 million of legal and origination costs in the three months ended December 31, 2013, which have been recorded as a debt discount. The total debt discount including the Second Warrant, end of term fee and legal and origination costs of $1.0 million is being amortized into interest expense over the term of the New Term Loan B using the effective interest method.  During the three and six months ended September 30, 2015, the Company recorded non-cash interest expense for amortization of the debt discount related to the New Term Loan B of $0.1 million and $0.2 million, respectively. During the three and six months ended September 30, 2014, the Company recorded non-cash interest expense for amortization of the debt discount related to the New Term Loan B of $0.1 million and $0.2 million, respectively.

On December 19, 2014, the Company entered into an amendment with Hercules (the “Hercules Second Amendment”) and entered into a new term loan (the “New Term Loan C”), borrowing an additional $1.5 million.  After closing fees and expenses, the net proceeds to the Company for the New Term Loan C were $1.4 million.  The Term Loan, New Term Loan B and New Term Loan C are collectively referred to as the “Term Loans”.  The New Term Loan C also bears the same interest rate as the other Term Loans.  The Company will make interest only payments until maturity on June 1, 2017, when the loan is scheduled to be repaid in its entirety.  The maturity date of the New Term Loan C was extended from March 1, 2017 to June 1, 2017 due to the Company’s April 2015 equity offering which raised more than $10 million in new capital before December 31, 2015.  In conjunction with the Hercules Second Amendment, the First Warrant and Second Warrant were cancelled and replaced with the issuance of a new warrant (the “Warrant”) to purchase 58,823 shares of common stock at an exercise price of $11.00 per share, subject to adjustment.  The Warrant expires on June 30, 2020.  (See Note 11, “Warrants and Derivative Liabilities”, for a discussion on the Warrant and the valuation assumptions used.)  The Company will pay an end of term fee of approximately $0.1 million upon earlier of maturity or prepayment of the New Term Loan C.  The Company has accrued the end of term fee and recorded a corresponding amount in the debt discount.  The New Term Loan C includes the same mandatory prepayment feature as the New Term Loan B.   The Company determined the fair value to be de-minimus for this feature.  In addition, the Company incurred approximately $0.1 million of legal and origination costs in the three months ended December 31, 2014, which have been recorded as a debt discount.  The total debt discount, including the Warrant, end of term fee and legal and origination costs of $0.3 million is being amortized into interest expense over the term of the New Term Loan C using the effective interest method.  During each of the three and six months ended September 30, 2015, the Company recorded non-cash interest expense for amortization of the debt discount related to the New Term Loan C of less than $0.1 million.  If the maturity of any of the Term Loans is accelerated because of prepayment, then the amortization will be accelerated.

The Term Loans are secured by substantially all of the Company’s existing and future assets, including a mortgage on real property owned by the Company’s wholly-owned subsidiary, ASC Devens LLC, and located at 64 Jackson Road, Devens, Massachusetts.  The Term Loans contain certain covenants that restrict the Company’s ability to, among other things, incur or assume certain debt, merge or consolidate, materially change the nature of the Company’s business, make certain investments, acquire or dispose of certain assets, make guarantees or grant liens on its assets, make certain loans, advances or investments, declare dividends or make distributions or enter into transactions with affiliates. In addition, there is a covenant that requires the Company to maintain a minimum unrestricted cash balance (the “Minimum Threshold”) in the United States.  As part of the Hercules Second Amendment, this Minimum Threshold was amended to be the lower of $5.0 million or the aggregate outstanding principal balance of the Term Loans.  As a result of the Company’s April 2015 equity offering, the Minimum Threshold was reduced to the lesser of $2.0 million or the aggregate outstanding principal balance of the Term Loans.  As of September 30, 2015, the Minimum Threshold was $2.0 million.  The events of default under the Term Loans include, but are not limited to, failure to pay amounts due, breaches of covenants, bankruptcy events, cross defaults under other material indebtedness and the occurrence of a material adverse effect and/or change in control. In the case of a continuing event of default, Hercules may, among other remedies, declare due all unpaid principal amounts outstanding and any accrued but unpaid interest and foreclose on all collateral granted to Hercules as security under the Term Loans.

Although the Company believes that it is in compliance with the covenants and restrictions under the Term Loans as of September 30, 2015, there can be no assurance that the Company will continue to be in compliance.

Interest expense on the Term Loans for the three and six months ended September 30, 2015 was $0.3 million, and $0.6 million, respectively, which included $0.1 million and $0.2 million, respectively, of non-cash interest expense related to the amortization of the debt discount on the Term Loans.  Interest expense on the Term Loans for the three and six months ended September 30, 2014, was $0.5 million, and $1.0 million, respectively, which included $0.2 million and $0.3 million, respectively, of non-cash interest expense related to the amortization of the debt discount on the Term Loans.

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

Following is a summary of the key assumptions used to calculate the fair value of the Exchanged Warrant:

	September 30,	June 30,
Fiscal Year 15	2015	2015

Risk-free interest rate	0.64%	0.74%
Expected annual dividend yield	—%	—%
Expected volatility	73.39%	71.61%
Term (years)	2.01	2.26
Fair value	$0.1 million	$0.2 million

	March 31,	December 31,	September 30,	June 30,	March 31,
Fiscal Year 14	2015	2014	2014	2014	2014

Risk-free interest rate	0.73%	1.00%	1.07%	0.98%	1.11%
Expected annual dividend yield	—%	—%	—%	—%	—%
Expected volatility	70.42%	72.38%	76.20%	83.50%	80.99%
Term (years)	2.51	2.76	3.01	3.26	3.51
Fair value	$0.3 million	$0.5 million	$1.5 million	$2.3 million	$ 2.2 million

The Company recorded a net gain, resulting from the decrease in the fair value of the Exchanged Warrant, of $0.1 million and $0.2 million to change in fair value of derivatives and warrants during the three and six months ended September 30, 2015, respectively.  The Company recorded a net gain resulting from the decrease in the fair value of the Exchanged Warrant of $0.8 million, and $0.7 million to the change in fair value of derivatives and warrants during the three and six months ended September 30, 2014, respectively.

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

The Company recorded no change in the fair value of the First Warrant during either of the three or six month periods ended September 30, 2014.

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

The Company recorded a net gain, resulting from the decrease in the fair value of the Second Warrant of $0.1 million in each of the three and six months ended September 30, 2014.

Senior Secured Term Loan - New Warrant

On December 19, 2014, the Company entered into the Hercules Second Amendment and entered into the New Term Loan C. (See Note 10, “Debt” for additional information regarding the New Term Loan C).  In conjunction with the agreement, the Company cancelled the First Warrant and Second Warrant, and issued the Warrant to purchase 58,823 shares of the Company’s common stock.  The Warrant is exercisable at any time after its issuance at an initial exercise price of $11.00 per share, subject to certain price-based and other anti-dilution adjustments, and expires on June 30, 2020.  As a result of the equity offering on April 29, 2015, (See Note 12, “Stockholders Equity”) the exercise price of the Warrant was reduced to $9.41 per share.

The Company accounts for the Warrant as a liability due to certain provisions within the Warrant.  The Warrant is subject to revaluation at each balance sheet date and any change in fair value is recorded as a change in fair value of derivatives and warrants until the earlier of its expiration or its exercise, at which time the warrant liability will be reclassified to equity.

Following is a summary of the key assumptions used to calculate the fair value of the Warrant:

	September 30,	June 30,
Fiscal Year 15	2015	2015

Risk-free interest rate	1.31%	1.63%
Expected annual dividend yield	—%	—%
Expected volatility	75.32%	72.57%
Term (years)	4.75	5.00
Fair value	$0.1 million	$0.2 million

			New Issuance
	March 31,	December 31,	December 19,
Fiscal Year 14	2015	2014	2014

Risk-free interest rate	1.41%	1.73%	1.74%
Expected annual dividend yield	—%	—%	—%
Expected volatility	74.60%	77.43%	70.26%
Term (years)	5.25	5.50	5.53
Fair value	$0.2 million	$0.2 million	$0.2 million

The Company recorded a change in the fair value of the Warrant, resulting in a gain of less than $0.1 million in the three months ended September 30, 2015, and $0.1 million in the six months ended September 30, 2015.

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

Following is a summary of the key assumptions used to calculate the fair value of the November 2014 Warrant:

	September 30,	June 30,
Fiscal Year 15	2015	2015

Risk-free interest rate	1.17%	1.44%
Expected annual dividend yield	—%	—%
Expected volatility	73.02%	74.18%
Term (years)	4.12	4.37
Fair value	$1.3 million	$1.8 million

			New Issuance
	March 31,	December 31,	November 13,
Fiscal Year 14	2015	2014	2014

Risk-free interest rate	1.28%	1.61%	1.64%
Expected annual dividend yield	—%	—%	—%
Expected volatility	75.96%	78.00%	72.86%
Term (years)	4.62	4.87	5.00
Fair value	$2.5 million	$3.2 million	$4.3 million

The Company recorded decreases in the fair value of the November 2014 Warrant, resulting in gains of $0.5 million and $1.2 million in the three and six months ended September 30, 2015, respectively.

The Company prepared its estimates for the assumptions used to determine the fair value of the warrants issued in conjunction with both the Exchanged Note and the Term Loans, as well as the November 2014 Warrant utilizing the respective terms of the warrants with similar inputs, as described above.

12. Stockholders’ Equity

On November 15, 2013, the Company entered into an ATM arrangement, pursuant to which, the Company was able to, at its discretion, sell up to $30.0 million of the Company’s common stock through its sales agent, MLV, & Co. LLC (“MLV”).   Sales of common stock made under the ATM were made on The Nasdaq Global Select Market under the Company’s previously filed and currently effective Registration Statement on Form S-3 (File No. 333-191153) by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the ATM, the Company was also able to sell shares of its common stock through MLV, on The Nasdaq Global Select Market or otherwise, at negotiated prices or at prices related to the prevailing market price. The Company paid MLV a commission of up to 3% of the gross proceeds from the sale of shares of its common stock under the ATM.  The Company also agreed to provide MLV with customary indemnification rights.

During the six months ended September 30, 2014, the Company received net proceeds of $4.9 million, including sales commissions and offering expenses, from sales of approximately 290,741 shares of its common stock at an average sales price of approximately $17.16 per share under the ATM.  On November 5, 2014, the Company terminated its ATM arrangement with MLV.

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

On April 29, 2015, the Company completed an equity offering with Cowen and Company, LLC, under which the Company sold 4.0 million shares of its common stock at an offering price of $6.00 per share.  After underwriting, commissions and expenses, the Company received net proceeds from the offering of approximately $22.3 million.

13. Commitments and Contingencies

Legal Contingencies

From time to time, the Company is involved in legal and administrative proceedings and claims of various types. The Company records a liability in its consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amounts of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss to the extent necessary to make the consolidated financial statements not misleading. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in its consolidated financial statements.

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

The Company also submitted a civil action application to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Yi Zhong Min Chu Zi No. 15524, against Sinovel for software copyright infringement on September 13, 2011. The application alleges Sinovel’s unauthorized use of portions of the Company’s wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines and the binary code, or upper layer, of the Company’s software for the PM3000 power converters in 1.5MW wind turbines. In July 2011, a former employee of the Company’s Austrian subsidiary was arrested in Austria on charges of economic espionage and fraudulent manipulation of data. In September 2011, the former employee pled guilty to the charges, and was imprisoned. As a result of the Company’s internal investigation and a criminal investigation conducted by Austrian authorities, the Company believes that this former employee was contracted by Sinovel through an intermediary while employed by the Company and improperly obtained and transferred to Sinovel portions of its wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines. Moreover, the Company believes the former employee illegally used source code to develop for Sinovel a software modification to circumvent the encryption and remove technical protection measures on the Company’s PM3000 power converters in 1.5MW wind turbines in the field. The Company is seeking a cease and desist order with respect to the unauthorized copying, installation and use of its software, monetary damages of approximately RMB 38 million ($6 million) for its economic losses and reimbursement of all costs and reasonable expenses. The Beijing No. 1 Intermediate People’s Court accepted the case, which was necessary in order for the case to proceed. In November 2011, Sinovel filed a motion to remove this case from the Beijing No. 1 Intermediate People’s Court and transfer the matter to the Beijing Arbitration Commission. On February 14, 2012, the court denied Sinovel’s motion to remove the case. On February 21, 2012, Sinovel filed an appeal of the Beijing No. 1 Intermediate People’s Court decision to the Beijing Higher People’s Court. On April 25, 2012, the Beijing Higher People’s Court issued a final Civil Ruling which supports the Beijing No.1 Intermediate People’s Court’s civil ruling and rejected Sinovel’s appeal. Sinovel filed an appeal of the Beijing Higher People’s Court’s decision with China’s Supreme People’s Court. A hearing regarding this appeal was held at the Chinese Supreme People’s Court on October 26, 2012. On November 23, 2012, China’s Supreme People’s Court issued a Civil Ruling, holding that (1) it will conduct a re-trial of Sinovel’s appeal, and (2) the lower court’s decision will be stayed pending the re-trial. China’s Supreme People’s Court conducted a re-trial of Sinovel’s appeal on May 29, 2013.  On January 26, 2014, the Supreme People’s Court ruled to uphold the Beijing Higher People’s Court ruling that the dispute shall be heard by the court.  On September 15, 2014, the Beijing No. 1 Intermediate People’s Court held its first substantive hearing in the Beijing case.  At the hearing, the parties presented evidence, reviewed claims, and answered questions from the court.  On April 24, 2015, the Company received notification from the Beijing No. 1 Intermediate People’s Court that it dismissed the case for what it cited was a lack of evidence.  On May 6, 2015, the Company filed an appeal of the Beijing No. 1 Intermediate People’s Court decision to dismiss the case with the Beijing Higher People’s Court.  On September 8, 2015, the Beijing Higher People’s Court held its first substantive hearing on the Company’s appeal of the Beijing No. 1 Intermediate People’s Court’s dismissal of the case.  At the hearing, the parties presented evidence and answered questions from the court.  The Company is awaiting a decision from the Beijing Higher People’s Court.

The Company submitted a civil action application to the Beijing Higher People’s Court against Sinovel and certain of its employees for trade secret infringement on September 13, 2011 under the caption (2011) Gao Min Chu Zi No. 4193. The application alleges the defendants’ unauthorized use of portions of the Company’s wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines as described above with respect to the Copyright Action. The Company is seeking monetary damages of RMB 2.9 billion ($453 million) for the trade secret infringement as well as reimbursement of all costs and reasonable expenses. The Beijing Higher People’s Court accepted the case, which was necessary in order for the case to proceed. On December 22, 2011, the Beijing Higher People’s Court transferred this case to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Gao Min Chu Zi No. 4193. On June 7, 2012, the Company received an Acceptance Notice from the Beijing No.1 Intermediate People’s Court under the caption (2012) Yi Zhong Min Chu Zi No.6833. In August 2012, Sinovel filed a motion to remove this case from the Beijing No. 1 Intermediate People’s Court and transfer the matter to the Beijing Arbitration Commission. On February 24, 2014, the Beijing No. 1 Intermediate People’s Court denied Sinovel’s motion to remove and transfer the case.  On March 13, 2014, Sinovel filed an appeal of the Beijing No. 1 Intermediate People’s Court decision to the Beijing Higher People’s Court.  On August 7, 2014, the Beijing Higher People’s Court upheld the Beijing No.1 Intermediate Court’s decision and rejected Sinovel’s appeal regarding the jurisdiction opposition.  The Beijing No. 1 Intermediate Court held its first substantive hearing on May 11, 2015.  On June 15, 2015, the Company submitted a request for the withdrawal of its complaint to the Beijing No. 1 Intermediate Court.  On June 16, 2015, the Beijing No. 1 Intermediate Court granted its request.  The Company immediately filed a civil action application to the Beijing Intellectual Property Court against the same parties and seeking the same amount of monetary damages for trade secret infringement on June 16, 2015 under the caption (2015) Jin Zhi Min Chu Zi No. 1135.  The Beijing Intellectual Property Court has set the first hearing date as January 18, 2016.

On September 16, 2011, the Company filed a civil copyright infringement complaint in the Hainan Province No. 1 Intermediate People’s Court against Dalian Guotong Electric Co. Ltd. (“Guotong”), a supplier of power converter products to Sinovel, and Huaneng Hainan Power, Inc. (“Huaneng”), a wind farm operator that has purchased Sinovel wind turbines containing Guotong power converter products. The case is captioned (2011) Hainan Yi Zhong Min Chu Zi No. 62. The application alleges that the Company’s PM1000 converters in certain Sinovel wind turbines have been replaced by converters produced by Guotong. Because the Guotong converters are being used in wind turbines containing the Company’s wind turbine control software, the Company believes that its copyrighted software is being infringed. The Company is seeking a cease and desist order with respect to the unauthorized use of its software, monetary damages of RMB 1.2 million ($0.2 million) for its economic losses (with respect to Guotong only) and reimbursement of all costs and reasonable expenses. The court has accepted the case, which was necessary in order for the case to proceed. In addition, upon the request of the defendant Huaneng, Sinovel has been added by the court to this case as a defendant and Huaneng has been released from this case. In December 2011, Sinovel filed a jurisdiction opposition motion requesting dismissal by the Hainan Province No. 1 Intermediate People’s Court, saying the case should be governed by the Beijing Arbitration Commission. On February 3, 2012, the Company received the Civil Ruling from the court, which granted Sinovel’s motion, and dismissed the entire case. The Company appealed the court’s ruling to the Hainan Higher Court, which on April 5, 2012 upheld the decision of the Hainan Province No. 1 Intermediate People’s Court. On April 9, 2012, the Company filed an appeal of the Hainan Higher Court’s decision with China’s Supreme People’s Court. China’s Supreme People’s Court accepted the appeal on May 23, 2012. The case is captioned, (2012) Min Shen Zi No. 630. On December 20, 2012, China’s Supreme People’s Court issued a Civil ruling, holding that (1) it will conduct a re-trial of the Company’s appeal and (2) the lower court’s decision will be stayed pending the re-trial. China’s Supreme People’s Court conducted a re-trial of Sinovel’s appeal on May 29, 2013.  On January 26, 2014, the Supreme People’s Court revoked Hainan No. 1 Intermediate People’s Court and Hainan Higher People’s Court rulings and ruled that the case shall be heard by the Hainan No. 1 Intermediate People’s Court.  The Hainan No. 1 Intermediate People’s Court accepted the case under the caption (2014) Hainan Yi Zhong Min San Chu Zi No. 1. On October 21, 2014, the Hainan No. 1 Intermediate People’s Court changed the caption of this case to (2014) Hainan Yi Zhong Zhi Min Chu Zi No. 2.  On November 18, 2014, the Hainan No. 1 Intermediate People’s Court held its first substantive hearing in the Hainan case.    At the hearing, the parties presented evidence, reviewed claims, and answered questions from the court.  On June 3, 2015, the Company received notification from the Hainan No. 1 Intermediate People’s Court that it dismissed the case for what it cited was a lack of evidence.  On June 18, 2015, the Company filed an appeal of the Hainan No. 1 Intermediate People’s Court decision to dismiss the case with the Hainan Higher People’s Court.  On August 20, 2015, the Hainan Higher People’s Court accepted the appeal under the caption (2015) QiongZhi Min Zhong Zi No. 6.  The Company is currently awaiting notice from the Hainan Higher People’s Court regarding the first hearing date.

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

As of September 30, 2015, the Company had $3.3 million of restricted cash included in current assets and $0.8 million of restricted cash included in long-term assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts. These deposits are held in interest bearing accounts.

14. Minority Investments

Investment in Tres Amigas LLC

The Company made an investment in Tres Amigas, focused on providing the first common interconnection of America’s three power grids to help the country achieve its renewable energy goals and facilitate the smooth, reliable and efficient transfer of green power from region to region.  The Company’s original investment in Tres Amigas was $5.4 million.  As of September 30, 2015, the Company holds a 26% ownership interest in Tres Amigas.

The Company has determined that Tres Amigas is a variable interest entity (“VIE”) and that the Company is not the primary beneficiary of the VIE.  Therefore, the Company has not consolidated Tres Amigas as of September 30, 2015.  The investment was carried at acquisition cost, plus the Company’s equity in undistributed earnings or losses.  The Company’s maximum exposure to loss was limited to the Company’s recorded investment in this VIE.  The Company’s investment in Tres Amigas was included in other assets on the consolidated balance sheet and the equity in undistributed losses of Tres Amigas is included in other expense, net, on the unaudited condensed consolidated statements of operations.  During the three months ended June 30, 2015, the Company determined that as a result of delays in Tres Amigas securing financing for the project, as well as the Company’s expectation that its investment would not be recoverable based on recent adverse market indicators for potential sales of the Company’s share of the investment, that its investment in Tres Amigas required further analysis for other-than-temporary impairment.  The Company recorded an impairment charge of $0.7 million to fully impair this investment in the three months ended June 30, 2015.

The net investment activity for the six months ended September 30, 2015 is as follows (in thousands):

Balance at April 1, 2015	$1,102
Minority interest in net losses	(356)
Impairment	(746)
Balance at September 30, 2015	$-

Investment in Blade Dynamics Ltd.

The Company acquired (through its Austrian subsidiary), a minority ownership position in Blade Dynamics, a designer and manufacturer of advanced wind turbine blades based on proprietary materials and structural technologies.  The Company’s original investment was for $8.0 million in cash. As of September 30, 2015, the Company held a 12% ownership interest in Blade Dynamics.

The investment was carried at the acquisition cost, plus the Company’s equity in undistributed earnings or losses, through December 1, 2012, the date which the company no longer reported undistributed earnings or losses. The Company’s investment in Blade Dynamics was included in other assets on the unaudited condensed consolidated balance sheet and the equity in undistributed losses of Blade Dynamics was included in other expense, net, on the unaudited condensed consolidated statements of operations.  During the six months ended September 30, 2014, the Company impaired its remaining investment in Blade Dynamics and recorded an impairment charge of $3.5 million.

On October 6, 2015, 100% of the outstanding common stock of Blade Dynamics was acquired by a subsidiary of General Electric Company.  After deducting transaction expenses, AMSC received net proceeds of $2.5 million from the sale, which will be recorded as a gain in the third fiscal quarter ending December 31, 2015.  Additionally, under the terms of the purchase agreement, AMSC may be entitled to receive up to an additional $1.6 million in proceeds upon the successful achievement of certain milestones by Blade Dynamics over the next three years.

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

The operating results for the two business segments are as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014
Revenues:
Wind	$13,583	$7,462	$31,747	$15,113
Grid	5,421	4,993	10,980	9,038
Total	$19,004	$12,455	$42,727	$24,151

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014
Operating loss:
Wind	$(1,991)	$(14,611)	$(1,864)	$(18,091)
Grid	(4,113)	(6,559)	(10,621)	(12,966)
Unallocated corporate expenses	(737)	(5,230)	(2,613)	(8,010)
Total	$(6,841)	$(26,400)	$(15,098)	$(39,067)

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

Unallocated corporate expenses primarily consist of stock-based compensation expense of $0.7 million and $1.8 million in the three and six months ended September 30, 2015, respectively, and an impairment charge of $0.7 million for the six months ended September 30, 2015.  Unallocated corporate expenses primarily consist of stock-based compensation expense of $1.5 million and $3.1 million, and restructuring and impairment charges of $3.7 million and $4.9 million, for the three and six months ended September 30, 2014, respectively.

Total assets for the two business segments as of September 30, 2015 and March 31, 2015 are as follows (in thousands):

	September 30,	March 31,
	2015	2015
Wind	$34,391	$41,947
Grid	38,821	42,482
Corporate assets	61,048	49,396
Total	$134,260	$133,825

The following table sets forth customers who represented 10% or more of the Company’s total revenues for the three and six months ended September 30, 2015 and 2014:

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014
INOX Wind Limited	66%	48%	55%	48%
RES American Construction, Inc.	—%	16%	—%	<10%
Beijing JINGCHENG New Energy Co., Ltd	<10%	—%	15%	<10%

16. Recent Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued ASU 2014-09, ASU Revenue from Contracts with Customers (Topic 606), The guidance substantially converges final standards on revenue recognition between the FASB and IASB providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles.  The ASU is effective for annual reporting periods beginning after December 15, 2017.  The Company is currently evaluating the impact, if any, the adoption of ASU 2014-09 may have on its current practices.

In July 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share Based Payments When the Terms of an Award Provide that a Performance Target could be Achieved after the Requisite Service Period.    To account for such awards, a reporting entity should apply existing guidance in FASB Accounting Standards Codification Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting.  As such, the performance target should not be reflected in estimating the grant-date fair value of the award. This ASU is effective for annual reporting periods and interim periods, within those annual periods beginning after December 15, 2015.  The Company is currently evaluating the impact, if any, the adoption of ASU 2014-12 may have on its current practices.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern.  The new standard explicitly requires the assessment at interim and annual periods, and provides management with its own disclosure guidance.  This ASU is effective for annual reporting periods and interim periods, within those annual periods ending after December 15, 2016.  The Company is currently evaluating the impact, if any, the adoption of ASU 2014-15 may have on its current practices.

In April 2015, the FASB issued ASU 2015-03 Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  The amendments in ASU 2015-03 require an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years.  The Company is currently evaluating the impact, if any, the adoption of ASU 2015-03 may have on its current practices, and currently does not believe there will be an impact on its consolidated results of operations, financial condition, or cash flow.

In June 2015, the FASB issued ASU 2015-10 Technical Corrections and Improvements.  The amendments in ASU 2015-10 clarify and correct some of the differences that arose between original guidance from FASB, EITF and other sources, and the translation into the new Codification. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years.  The Company is currently evaluating the impact, if any, the adoption of ASU 2015-10 may have on its current practices, and currently does not believe there will be an impact on its consolidated results of operations, financial condition, or cash flow.

In July 2015, the FASB issued ASU 2015-11 Inventory (Topic 330): Simplifying the Measurement of Inventory.  The amendments in ASU 2015-11 clarify the proper way to identify market value in the use of lower of cost or market value valuation method.  As market value could be determined multiple ways under prior standards, it will now be considered as net realizable value. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years.  The Company is currently evaluating the impact, if any, the adoption of ASU 2015-11 may have on its current practices.

In September 2015, the FASB issued ASU 2015-16 Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years.  The Company is currently evaluating the impact, if any, the adoption of ASU 2015-16 may have on its current practices, and currently does not believe there will be an impact on its consolidated results of operations, financial condition, or cash flow.

17. Subsequent Events

The Company has performed an evaluation of subsequent events through the time of filing this Quarterly Report on Form 10-Q with the SEC, and has determined that other than those previously disclosed (See Note 14 “Minority Investments” for further information regarding the sale of Blade Dynamics), there are no such events to report.

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

We have experienced recurring operating losses and as of September 30, 2015, had an accumulated deficit of $921.9 million. In addition, we have experienced recurring negative operating cash flows. At September 30, 2015, we had cash and cash equivalents of $32.6 million. Cash used in operations for the six months ended September 30, 2015 was $7.8 million.

Over the last several years, we have entered into several debt and equity financing arrangements in order to enhance liquidity.  Since April 1, 2012, we generated aggregate cash flows from financing activities of $74.0 million.  This amount includes proceeds from our April 2015 equity offering, which generated net proceeds of approximately $22.3 million, after deducting underwriting discounts and commissions and estimated offering expenses.  See Note 10, “Debt”, and Note 12 “Stockholders Equity” for further discussion of these financing arrangements. We believe that we are in compliance with the covenants and restrictions included in the agreements governing our debt arrangements as of September 30, 2015.

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

Our cash requirements depend on numerous factors, including the successful completion of our product development activities, our ability to commercialize our Resilient Electric Grid (“REG”) and ship protection system solutions, rate of customer and market adoption of our products, collecting receivables according to established terms, and the continued availability of U.S. government funding during the product development phase of our Superconductors based products. In addition we are focused on achieving certain operational objectives.  During the first half of fiscal 2015, we achieved our near term objectives, including announcing that Washington D.C.’s Pepco is conducting a deployment study of our REG system; receiving a large wind order from Inox Wind Ltd (“Inox”); announcing new D-VAR orders; and announcing new authorized funding for Project REG. In the longer term, we expect to have a decision on moving to the manufacturing and construction phase of Project REG and we expect to receive additional business from the U.S. Navy.  Significant deviations to our business plan with regard to these factors and events, which are important drivers to our business, could have a material adverse effect on our operating performance, financial condition, and future business prospects. We expect to pursue the expansion of our operations through internal growth, diversification of our customer base, and potential strategic alliances. See below for a discussion of liquidity and capital resources.

On October 6, 2015, 100% of the outstanding common stock of Blade Dynamics was acquired by a subsidiary of General Electric Company.  After deducting transaction expenses, we received net proceeds of $2.5 million from the sale, which will be recorded as a gain in the third fiscal quarter ending December 31, 2015.  Additionally, under the terms of the purchase agreement, we may be entitled to receive up to an additional $1.6 million in proceeds, upon the successful achievement of certain milestones by Blade Dynamics over the next three years.  We no longer believe our investments in Tres Amigas, LLC, a Delaware limited liability Company (“Tres Amigas”) is recoverable.  We fully impaired our remaining investment in Tres Amigas during the three months ended June 30, 2015. (See Note 14, “Minority Investments”, for further information about such investment).

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. There were no significant changes in the critical accounting policies during the six months ended September 30, 2015 that were disclosed in our Form 10-K for fiscal 2014, which ended on March 31, 2015.

Results of Operations

Three and six months ended September 30, 2015 compared to the three and six months ended September 30, 2014

Revenues

Total revenues increased 53% and 77% to $19.0 million and $42.7 million for the three and six months ended September 30, 2015, respectively, compared to $12.5 million and $24.1 million for the three and six months ended September 30, 2014, respectively.  Our revenues are summarized as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014
Revenues:
Wind	$13,583	$7,462	$31,747	$15,113
Grid	5,421	4,993	10,980	9,038
Total	$19,004	$12,455	$42,727	$24,151

Our Wind business unit accounted for 71% and 74% of total revenues for the three and six months ended September 30, 2015, respectively, compared to 60% and 63% for the three and six months ended September 30, 2014, respectively. Revenues in the Wind business unit increased 82% and 110% to $13.6 million and $31.7 million in the three and six months ended September 30, 2015, respectively, from $7.5 million and $15.1 million in the three and six months ended September 30, 2014, respectively. Wind business unit revenues during the three and six months ended September 30, 2015 increased primarily due to higher volume of sales to Inox in India and in the six months ended September 30, 2015, Beijing JINGCHENG New Energy (“JCNE”) in China.

Our Grid business unit accounted for 29% and 26% of total revenues for the three and six months ended September 30, 2015, respectively, compared to 40% and 37% for the three and six months ended September 30, 2014, respectively. Our Grid business unit revenues increased 9% and 21% to $5.4 million and $11.0 million in the three and six months ended September 30, 2015, respectively, from $5.0 million and $9.0 million in the three and six months ended September 30, 2014, respectively. Grid business unit revenues increased in the three and six months ended September 30, 2015 primarily due to higher D-VAR system revenues, partially offset by lower HTS wire sales.

Revenues from Project HYDRA and Project REG represented 6% and 9% of our Grid business unit’s revenue for the three and six months ended September 30, 2015, respectively, compared to 9% and 7% for the three and six months ended September 30, 2014, respectively.  Our revenues for these projects are derived by funding from the Department of Homeland Security (“DHS”).  Project HYDRA is a project with Consolidated Edison, Inc. (“ConEd”) to demonstrate our REG product in ConEd’s electric grid.  Project REG is a project with Commonwealth Edison, Inc. (“ComEd”) to permanently install our REG product in ComEd’s electric grid.  This fault current limiting cable system is designed to utilize customized Amperium® HTS wire, and ancillary controls to deliver more power through the grid while also being able to suppress power surges that can disrupt service. DHS has committed 100% of the total expected funding of $29.0 million for Project HYDRA.  Under Project REG, DHS is expected to invest up to $60.0 million to enable the deployment of the REG system in Chicago’s electric grid.  We are nearing completion on the first phase of the project which among other things, will result in the creation of a detailed deployment plan.  In the fiscal year ended March 31, 2015, DHS committed funding of $1.5 million for the first phase of the project.  During the three months ended September 30, 2015, DHS committed funding of an additional $3.7 million, for a total of $5.2 million.  This additional funding serves as a bridge between the detailed deployment plan and construction phases of the project.  The period of performance to complete the engineering work extends through May 31, 2017.  The final phase of the project involves the delivery of the REG system and the associated construction and deployment of the system in ComEd’s grid.  We will not begin this phase of the project until all parties agree to proceed.  There can be no assurance that all parties will agree to proceed with the project.

The following table sets forth customers who represented 10% or more of our total revenues for the three and six months ended September 30, 2015 and 2014:

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014
INOX Wind Limited	66%	48%	55%	48%
RES American Construction, Inc	—%	16%	—%	<10%
Beijing JINGCHENG New Energy Co., Ltd	<10%	—%	15%	<10%

Cost of Revenues and Gross Margin

Cost of revenues increased by 16% and 41% to $16.0 million and $36.5 million for the three and six months ended September 30, 2015, respectively, compared to $13.8 million and $25.9 million for the three and six months ended September 30, 2014, respectively. Gross margin was 15.8% and 14.6% for the three and six months ended September 30, 2015, respectively, compared to (10.6)% and (7.1)% for the three and six months ended September 30, 2014, respectively. The increases in gross margin for the three and six months ended September 30, 2015 as compared to the same periods in fiscal 2014 were primarily due to higher revenues and a more favorable product mix for our D-VAR product in the three months ended September 30, 2015 and from higher Wind royalty revenues in the six months ending September 30, 2015.

Operating Expenses

Research and development

R&D expenses decreased by 2% and 1% to $3.0 million and $6.2 million for the three and six months ended September 30, 2015, respectively, from $3.1 million and $6.2 million for the three and six months ended September 30, 2014, respectively.  The slight decreases in both periods are primarily the result of lower stock compensation expense offset by new product development in our Grid segment.

Selling, general, and administrative

SG&A expenses decreased by 16% and 10% to $6.8 million and $14.3 million in the three and six months ended September 30, 2015, respectively, from $8.0 million and $16.0 million in the three and six months ended September 30, 2014, respectively. The decreases in SG&A expenses were due primarily to the realization of savings from cost reduction actions that were implemented in prior periods as well as a reduction in stock compensation and legal costs.

Arbitration award expense

We recorded an arbitration award expense of $10.2 million in the three months ended September 30, 2014 following a decision by the Arbitration Tribunal for the ICC International Court of Arbitration on August 29, 2014 finding us liable for damages under a breach of contract proceeding against Ghodawat Energy Pvt Ltd (“Ghodawat”).

Amortization of acquisition related intangibles

We recorded amortization expense related to our core technology and know-how, trade names and trademark intangible assets of less than $0.1 million in both the three and six months ended September 30, 2015 and 2014, respectively.

Restructuring and Impairments

We recorded a restructuring charge of less than $0.1 million and restructuring and impairment charges of $0.8 million in the three and six months ended September 30, 2015, respectively.  During the six months ended September 30, 2015, we recorded an impairment charge of $0.7 million to fully impair our investment in Tres Amigas as our investment is no longer deemed recoverable. We recorded $3.7 million and $4.9 million of restructuring charges in the three and six months ended September 30, 2014, respectively. The amounts in the three and six months ended September 30, 2014 consists primarily of an impairment charge of $3.5 million on our minority investment in Blade Dynamics, which was deemed no longer recoverable.

Operating loss

Our operating loss is summarized as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014
Operating loss:
Wind	$(1,991)	$(14,611)	$(1,864)	$(18,091)
Grid	(4,113)	(6,559)	(10,621)	(12,966)
Unallocated corporate expenses	(737)	(5,230)	(2,613)	(8,010)
Total	$(6,841)	$(26,400)	$(15,098)	$(39,067)

Our Wind segment generated operating losses of $2.0 million and $1.9 million in the three and six months ended September 30, 2015, respectively, compared to $14.6 million and $18.1 million in the three and six months ended September 30, 2014, respectively. The decreases in the Wind business unit operating losses during the three and six months ended September 30, 2015 were due primarily to increased revenues for shipments to Inox in India and JCNE in China, a favorable revenue mix as a result of higher royalty revenues in the three and six months ended September 30, 2015, and a charge of $10.2 million in the three and six months ended September 30, 2014 relating to the arbitration award to Ghodawat.

The operating losses in our Grid segment decreased to $4.1 million and $10.6 million in the three and six months ended September 30, 2015, respectively, compared to $6.6 million and $13.0 million in the three and six months ended September 30, 2014, respectively. The decrease in the Grid business unit operating loss during the three months ended September 30, 2015 was driven primarily by increased revenues in the current year period, as well as an increase in gross margin over the prior year period that was partially a result of the recording of certain D-VAR project revenues in the current year period, while the associated costs were expensed in a prior period.  The decrease in the Grid business unit operating loss during the six months ended September 30, 2015 was driven primarily by higher revenue and improved gross margin, for the reason discussed with respect to the three month period gross margin improvement.

Unallocated corporate expenses primarily include stock-based compensation expense of $0.7 million and $1.8 million for the three and six months ended September 30, 2015, respectively, and an impairment charge of $0.7 million, for the six months ended September 30, 2015.  Unallocated corporate expenses primarily consist of stock-based compensation expense of $1.5 million and $3.1 million, and restructuring charges of $3.7 million and $4.9 million for the three and six months ended September 30, 2014, respectively.

Change in fair value of derivatives and warrants

The change in fair value of derivatives and warrants resulted in gains of $0.7 million and $1.5 million in the three and six months ended September 30, 2015, respectively, compared to $0.8 million in each of the three and six months ended September 30, 2014. The increases in the gains were primarily driven by a lower stock price, which is a key valuation metric.

Interest expense, net

Interest expense, net, was $0.3 million and $0.6 million in the three and six months ended September 30, 2015, respectively, compared to $0.5 million and $1.0 million in the three and six months ended September 30, 2014, respectively. The decreases in interest expense were due primarily to the maturity of one of our term loans with Hercules Technology Growth Capital, Inc. (“Hercules”) in December 2014.

Other expense, net

Other expense, net, was $0.4 million and $1.2 million in the three and six months ended September 30, 2015, respectively, compared to other income, net of $0.7 million and $0.6 million in the three and six months ended September 30, 2014, respectively.  The increases in other expense, net were primarily related to foreign currency losses due to the strengthening of the Euro versus the U.S. Dollar in the three and six months ended September 30, 2015 and the impairment of our minority interest in the losses of Tres Amigas in the three months ended June 30, 2015, which resulted in lower charges for minority interest in the three months ended September 30, 2015.

Income Taxes

Income tax expense was $0.9 million and $1.5 million in the three and six months ended September 30, 2015, respectively, compared to $0.1 million and $0.2 million in the three and six months ended September 30, 2014, respectively. The increases in income tax expense in both periods were primarily due to dividend withholding taxes and increases in income taxes in foreign jurisdictions.

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

We define non-GAAP net loss as net loss before stock-based compensation, arbitration award expense, amortization of acquisition-related intangibles, restructuring and impairment charges, consumption of zero cost-basis inventory, changes in fair value of derivatives and warrants, non-cash interest expense, and the other non-cash or unusual charges, net of any tax effects related to these items, indicated in the table below. We believe non-GAAP net loss assists management and investors in comparing our performance across reporting periods on a consistent basis by excluding these non-cash or non-recurring charges that we do not believe are indicative of our core operating performance. We also regard non-GAAP net loss as a useful measure of operating performance which more closely aligns net loss with cash used in/provided by continuing operations. In addition, we use non-GAAP net loss as a factor in evaluating management’s performance when determining incentive compensation and to evaluate the effectiveness of our business strategies. A reconciliation of non-GAAP to GAAP net loss is set forth in the table below (in thousands, except per share data):

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014

Net loss	$(7,698)	$(25,423)	$(16,819)	$(38,939)
Stock-based compensation	706	1,518	1,834	3,099
Arbitration award expense	-	10,188	-	10,188
Amortization of acquisition-related intangibles	39	39	78	79
Restructuring and impairment charges	38	3,731	779	4,909
Consumption of zero cost-basis inventory	(1,223)	(1,195)	(2,069)	(2,567)
Change in fair value of derivatives and warrants	(701)	(795)	(1,501)	(760)
Non-cash interest expense	96	154	207	343
Non-GAAP net loss	$(8,743)	$(11,783)	$(17,491)	$(23,648)

Non-GAAP loss per share	$(0.64)	$(1.45)	$(1.37)	$(2.97)
Weighted average shares outstanding - basic and diluted	13,595	8,147	12,808	7,959

We incurred non-GAAP net losses of $8.7 million and $17.5 million or $0.64 and $1.37 per share, for the three and six months ended September 30, 2015, respectively, compared to non-GAAP net losses of $11.8 million and $23.6 million or $1.45 and $2.97 per share, for the three and six months ended September 30, 2014, respectively. The decreases in non-GAAP net loss were driven primarily by higher revenues in both of our business units, including higher royalty revenues in our Wind segment, particularly in the six months ended September 30, 2015, as previously discussed, as well as lower operating expenses.

Liquidity and Capital Resources

At September 30, 2015, we had cash, cash equivalents, and restricted cash of $36.6 million, compared to $24.5 million at March 31, 2015, an increase of $12.1 million. Our cash and cash equivalents, and restricted cash are summarized as follows (in thousands):

	September 30,	March 31,
	2015	2015
Cash and cash equivalents	$32,572	$20,490
Restricted cash	4,076	4,059
Total cash, cash equivalents, and restricted cash	$36,648	$24,549

For the six months ended September 30, 2015, net cash used in operating activities was $7.8 million compared to $11.4 million for the six months ended September 30, 2014. The decrease in net cash used in operations was due primarily to lower net loss driven by higher revenues partially offset by an increase in cash used from changes in operating asset and liability accounts during the six months ended September 30, 2015 compared to the six months ended September 30, 2014.

For the six months ended September 30, 2015, net cash used in investing activities was $0.2 million, compared to net cash provided by investing activities of $2.3 million for the six months ended September 30, 2014. The increase in net cash used in investing activities was due primarily to a net decrease in restricted cash of $2.8 million in the six months ended September 30, 2014.

For the six months ended September 30, 2015, net cash provided by financing activities was $20.2 million compared to $0.8 million in the six months ended September 30, 2014. The increase in net cash provided by financing activities was primarily due to net proceeds of $22.3 million from the issuance of 4.0 million shares of common stock on April 29, 2015.

At September 30, 2015, we had $3.3 million of restricted cash included in current assets, and $0.8 million of restricted cash included in long-term assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts. These deposits are held in interest bearing accounts.

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

The Term Loans are secured by substantially all of our existing and future assets, including a mortgage on real property owned by our wholly-owned subsidiary, ASC Devens LLC, and located at 64 Jackson Road, Devens, Massachusetts.  The Term Loans contain certain covenants that restrict our ability to, among other things, incur or assume certain debt, merge or consolidate, materially change the nature of our business, make certain investments, acquire or dispose of certain assets, make guarantees or grant liens on our assets, make certain loans, advances or investments, declare dividends or make distributions or enter into transactions with affiliates. In addition, there is a covenant that requires us to maintain a minimum unrestricted cash balance (the “Minimum Threshold”) in the United States.  As part of the Hercules Second Amendment, this Minimum Threshold was amended to be the lower of $5.0 million or the aggregate outstanding principal balance of the Term Loans.  As a result of the April 2015 offering (see discussion below), the Minimum Threshold was reduced to the lesser of $2.0 million or the aggregate outstanding principal balance of the Term Loans.  As of September 30, 2015, the Minimum Threshold was $2.0 million.  The events of default under the Term Loans include, but are not limited to, failure to pay amounts due, breaches of covenants, bankruptcy events, cross defaults under other material indebtedness and the occurrence of a material adverse effect and/or change in control. In the case of a continuing event of default, Hercules may, among other remedies, declare due all unpaid principal amounts outstanding and any accrued but unpaid interest and foreclose on all collateral granted to Hercules as security under the Term Loans.

We believe we are in and expect to remain in compliance with the covenants and restrictions under the Term Loans as of the date of this Quarterly Report on Form 10-Q. If we fail to stay in compliance with our covenants or experience some other event of default, we may be forced to repay the outstanding principal on the Term Loans.

On November 15, 2013, we entered into an ATM arrangement, pursuant to which, we were able to, at our discretion, sell up to $30.0 million of our common stock through our sales agent, MLV & Co. LLC (“MLV”).  Sales of common stock made under the ATM were made on the Nasdaq Global Select Market under our previously filed and currently effective Registration Statement on Form S-3 (File No. 333-191153) by means of ordinary brokers’ transactions at market prices. We paid MLV a commission of up to 3% of the gross proceeds from the sale of shares of our common stock under the ATM. We also agreed to provide MLV with customary indemnification rights.  During the six months ended September 30, 2014, we received net proceeds of $4.9 million, including sales commissions and offering expenses from the sale of 290,741 shares of our common stock at an average sales price of $17.16 per share.  We terminated the ATM arrangement with MLV on November 5, 2014.

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

We have experienced recurring operating losses and as of September 30, 2015, had an accumulated deficit of $921.9 million. In addition, we have experienced recurring negative operating cash flows. At September 30, 2015, we had cash and cash equivalents of $32.6 million, as compared to cash used in operations of $7.8 million for the six months ended September 30, 2015. On April 29, 2015 we completed an equity offering which raised net proceeds of $22.3 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us from the sale of 4.0 million shares of our common stock at a public offering price of $6.00 per share.  On October 6, 2015, 100% of the outstanding common stock of Blade Dynamics was acquired by a subsidiary of General Electric Company.  After deducting transaction expenses, we received net proceeds of $2.5 million from the sale, which will be recorded as a gain in the third fiscal quarter ending December 31, 2015.  Additionally, under the terms of the purchase agreement, we may be entitled to receive up to an additional $1.6 million in proceeds, upon the successful achievement of certain milestones by Blade Dynamics over the next three years.

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

Legal Proceedings

We are involved in legal and administrative proceedings and claims of various types. See Part II, Item 1, “Legal Proceedings,” for additional information. We record a liability in our consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. We review these estimates each accounting period as additional information is known and adjust the loss provision when appropriate. If a matter is both probable to result in liability and the amounts of loss can be reasonably estimated, we estimate and disclose the possible loss or range of loss to the extent necessary to make the consolidated financial statements not misleading. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in our consolidated financial statements.

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

Recent Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued, ASU Revenue from Contracts with Customers 2014-09 (Topic 606). The guidance substantially converges final standards on revenue recognition between the FASB and IASB providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles.  The ASU is effective for annual reporting periods beginning after December 15, 2017.  We are currently evaluating the impact, if any, the adoption of ASU 2014-09 may have on our current practices.

In July 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period.    To account for such awards, a reporting entity should apply existing guidance in FASB Accounting Standards Codification Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting.  As such, the performance target should not be reflected in estimating the grant-date fair value of the award. This ASU is effective for annual reporting periods and interim periods, within those annual periods beginning after December 15, 2015.  We are currently evaluating the impact, if any, the adoption of ASU 2014-12 may have on our current practices.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern.  The new standard explicitly requires the assessment at interim and annual periods, and provides management with its own disclosure guidance. This ASU is effective for annual reporting periods and interim periods, within those annual periods ending after December 15, 2016.  We are currently evaluating the impact, if any, the adoption of ASU 2014-15 may have on our current practices.

In April 2015, the FASB issued ASU 2015-03 Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  The amendments in ASU 2015-03 require an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years.  We are currently evaluating the impact, if any, the adoption of ASU 2015-03 may have on our current practices and currently do not believe there will be an impact on our consolidated results of operations, financial condition, or cash flow.

In June 2015, the FASB issued ASU 2015-10 Technical Corrections and Improvements.  The amendments in ASU 2015-10 clarify and correct some of the difference that arose between original guidance from FASB, EITF and other sources, and the translation into the new Codification. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years.  We are currently evaluating the impact, if any, the adoption of ASU 2015-10 may have on our current practices and currently do not believe there will be an impact on our consolidated results of operations, financial condition, or cash flow.

In July 2015, the FASB issued ASU 2015-11 Inventory (Topic 330): Simplifying the Measurement of Inventory.  The amendments in ASU 2015-11 clarify the proper way to identify market value in the use of lower of cost or market value valuation method.  As market value could be determined multiple ways under prior standards, it will now be considered as net realizable value. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years.  We are currently evaluating the impact, if any, the adoption of ASU 2015-11 may have on our current practices.

In September 2015, the FASB issued ASU 2015-16 Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.  The amendments in ASU 2015-16 require that an acquirer recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years.  We are currently evaluating the impact, if any, the adoption of ASU 2015-16 may have on our current practices, and currently do not believe there will be an impact on our consolidated results of operations, financial condition, or cash flow.

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

The impact of foreign currency on net loss for the three and six months ended September 30, 2015 were losses of $0.4 million and $1.0 million, respectively.  The impact of foreign currency on net loss for the three and six months ended September 30, 2014 were gains of $0.9 million and $1.0 million, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We also submitted a civil action application to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Yi Zhong Min Chu Zi No. 15524, against Sinovel for software copyright infringement on September 13, 2011. The application alleges Sinovel’s unauthorized use of portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines and the binary code, or upper layer, of our software for the PM3000 power converters in 1.5MW wind turbines. In July 2011, a former employee of our Austrian subsidiary was arrested in Austria on charges of economic espionage and fraudulent manipulation of data. In September 2011, the former employee pled guilty to the charges, and was imprisoned. As a result of our internal investigation and a criminal investigation conducted by Austrian authorities, we believe that this former employee was contracted by Sinovel through an intermediary while employed by us and improperly obtained and transferred to Sinovel portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines. Moreover, we believe the former employee illegally used source code to develop for Sinovel a software modification to circumvent the encryption and remove technical protection measures on the PM3000 power converters in 1.5MW wind turbines in the field. We are seeking a cease and desist order with respect to the unauthorized copying, installation and use of our software, monetary damages of approximately RMB 38 million ($6 million) for our economic losses and reimbursement of all costs and reasonable expenses. The Beijing No. 1 Intermediate People’s Court accepted the case, which was necessary in order for the case to proceed. In November 2011, Sinovel filed a motion to remove this case from the Beijing No. 1 Intermediate People’s Court and to transfer the matter to the Beijing Arbitration Commission. On February 14, 2012, the court denied Sinovel’s motion to remove the case. On February 21, 2012, Sinovel filed an appeal of the Beijing No. 1 Intermediate People’s Court decision to the Beijing Higher People’s Court. On April 25, 2012, the Beijing Higher People’s Court issued a final Civil Ruling which supports the Beijing No.1 Intermediate People’s Court’s civil ruling and rejected Sinovel’s appeal. Sinovel filed an appeal of the Beijing Higher People’s Court’s decision with China’s Supreme People’s Court. A hearing regarding this appeal was held at the Chinese Supreme People’s Court on October 26, 2012. On November 23, 2012, China’s Supreme People’s Court issued a Civil Ruling, holding that (1) it will conduct a re-trial of Sinovel’s appeal, and (2) the lower court’s decision will be stayed pending the re-trial. China’s Supreme People’s Court conducted a re-trial of Sinovel’s appeal on May 29, 2013.  On January 26, 2014, the Supreme People’s Court ruled to uphold the Beijing Higher People’s Court ruling that the dispute shall be heard by the court.  On September 15, 2014, the Beijing No. 1 Intermediate People’s Court held its first substantive hearing in the Beijing case.  At the hearing, the parties presented evidence, reviewed claims, and answered questions from the court.  On April 24, 2015, we received notification from the Beijing No. 1 Intermediate People’s Court that it dismissed the case for what it cited was a lack of evidence.  On May 6, 2015, we filed an appeal of the Beijing No. 1 Intermediate People’s Court decision to dismiss the case with the Beijing Higher People’s Court.  On September 8, 2015, the Beijing Higher People’s Court held its first substantive hearing on our appeal of the Beijing No. 1 Intermediate People’s Court’s dismissal of the case.  At the hearing, the parties presented evidence and answered questions from the court.  We are awaiting a decision from the Beijing Higher People’s Court.

We submitted a civil action application to the Beijing Higher People’s Court against Sinovel and certain of its employees for trade secret infringement on September 13, 2011 under the caption (2011) Gao Min Chu Zi No. 4193. The application alleges the defendants’ unauthorized use of portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines as described above with respect to the Copyright Action. We are seeking monetary damages of RMB 2.9 billion ($453 million) for the trade secret infringement as well as reimbursement of all costs and reasonable expenses. The Beijing Higher People’s Court has accepted the case, which was necessary in order for the case to proceed. On December 22, 2011 the Beijing Higher People’s Court transferred the case to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Gao Min Chu Zi No. 4193. On June 7, 2012, we received an Acceptance Notice from the Beijing No.1 Intermediate People’s Court under the caption (2012) Yi Zhong Min Chu Zi No.6833. In August 2012, Sinovel filed a motion to remove this case from the Beijing No. 1 Intermediate People’s Court and transfer the matter to the Beijing Arbitration Commission.  On February 24, 2014, the Beijing No. 1 Intermediate People’s Court denied Sinovel’s motion to remove and transfer the case.  On March 13, 2014, Sinovel filed an appeal of the Beijing No. 1 Intermediate People’s Court decision to the Beijing Higher People’s Court.  On August 7, 2014, the Beijing Higher People’s Court upheld the Beijing No.1 Intermediate Court’s decision and rejected Sinovel’s appeal regarding the jurisdiction opposition.  The Beijing No. 1 Intermediate Court held the first substantive hearing on May 11, 2015.  On June 15, 2015, we submitted a request for the withdrawal of our complaint to the Beijing No. 1 Intermediate Court.  On June 16, 2015, the Beijing No. 1 Intermediate Court granted our request.  We immediately filed a civil action application to the Beijing Intellectual Property Court against the same parties and seeking the same amount of monetary damages for trade secret infringement on June 16, 2015 under the caption (2015) Jin Zhi Min Chu Zi No. 1135.  The Beijing Intellectual Property Court has set the first hearing as January 18, 2016.

On September 16, 2011, we filed a civil copyright infringement complaint in the Hainan Province No. 1 Intermediate People’s Court against Dalian Guotong Electric Co. Ltd. (“Guotong”), a supplier of power converter products to Sinovel, and Huaneng Hainan Power, Inc. (“Huaneng”), a wind farm operator that has purchased Sinovel wind turbines containing Guotong power converter products. The case is captioned (2011) Hainan Yi Zhong Min Chu Zi No. 62. The application alleges that our PM1000 converters in certain Sinovel wind turbines have been replaced by converters produced by Guotong. Because the Guotong converters are being used in wind turbines containing our wind turbine control software, we believe that our copyrighted software is being infringed. We are seeking a cease and desist order with respect to the unauthorized use of our software, monetary damages of RMB 1.2 million ($0.2 million) for our economic losses (with respect to Guotong only) and reimbursement of all costs and reasonable expenses. The court has accepted the case, which was necessary in order for the case to proceed. In addition, upon the request of the defendant Huaneng, Sinovel has been added by the court to this case as a defendant and Huaneng has been released from this case. In December 2011, Sinovel filed a jurisdiction opposition motion requesting dismissal by the Hainan Province No. 1 Intermediate People’s Court, saying the case should be governed by the Beijing Arbitration Commission. On February 3, 2012, we received the Civil Ruling from the court, which granted Sinovel’s motion, and dismissed the entire case. We appealed the court’s ruling to the Hainan Higher Court, which on April 5, 2012 upheld the decision of the Hainan Province No. 1 Intermediate People’s Court. On April 9, 2012, we filed an appeal of the Hainan Higher Court’s decision with China’s Supreme People’s Court. China’s Supreme People’s Court accepted the appeal on May 23, 2012. The case is captioned, (2012) Min Shen Zi No. 630. On December 20, 2012, China’s Supreme People’s Court issued a Civil ruling, holding that (1) it will conduct a re-trial of our appeal and (2) the lower court’s decision will be stayed pending the re-trial. China’s Supreme People’s Court conducted a re-trial of our appeal on May 29, 2013.  On January 26, 2014, the Supreme People’s Court revoked Hainan No. 1 Intermediate People’s Court and Hainan Higher People’s Court rulings and ruled that the case shall be heard by the Hainan No. 1 Intermediate People’s Court.  The Hainan No. 1 Intermediate People’s Court accepted the case under the caption (2014) Hainan Yi Zhong Min San Chu Zi No. 1. On October 21, 2014, the Hainan No. 1 Intermediate People’s Court changed the caption of this case to (2014) Hainan Yi Zhong Zhi Min Chu Zi No. 2.  On November 18, 2014, the Hainan No. 1 Intermediate People’s Court held its first substantive hearing in the Hainan case.    At the hearing, the parties presented evidence, reviewed claims, and answered questions from the court.  On June 3, 2015, we received notification from the Hainan No. 1 Intermediate People’s Court that it dismissed the case for what it cited was a lack of evidence.  On June 18, 2015 we filed an appeal of the Hainan No. 1 Intermediate People’s Court decision to dismiss the case with the Hainan Higher People’s Court.  On August 20, 2015, the Hainan Higher People’s Court accepted the appeal under the caption (2015) QiongZhi Min Zhong Zi No. 6.  We are currently awaiting notice from the Hainan Higher People’s Court regarding the first hearing date.

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

AMERICAN SUPERCONDUCTOR CORPORATION
Date:	November 3, 2015	By:	/s/ David A. Henry
David A. Henry
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

+10.1

Amendment No.1 to Supply Contract (dated June 2, 2014), by and between Inox Wind Limited and American Superconductor Corporation, entered into by American Superconductor Corporation on August 26, 2015.

*

10.2

Amendment No.1 to Supply Contract (dated August 25, 2014), by and between Inox Wind Limited and American Superconductor Corporation, entered into by American Superconductor Corporation on February 25, 2015.

*

+10.3

Amendment No.2 to Supply Contract (dated August 25, 2014), by and between Inox Wind Limited and American Superconductor Corporation, entered into by American Superconductor Corporation on August 26, 2015.

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

Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet as of September 30, 2015 and March 31, 2015 (ii) Condensed Statements of Operations and Income for the three and six months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended September 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2015 and 2014, and (v) Notes to Condensed Consolidated Financial Statements.