Form 10-Q
period 2015-12-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2016-02-09
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Shares outstanding of the Registrant’s common stock:

Common Stock, par value $0.01 per share	14,042,359
Class	Outstanding as of February 4, 2016

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	March 31,
	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$36,437	$20,490
Accounts receivable, net	17,052	9,879
Inventory	15,238	20,596
Prepaid expenses and other current assets	5,611	10,764
Restricted cash	433	2,822
Total current assets	74,771	64,551

Property, plant and equipment, net	51,204	56,097
Intangibles, net	996	1,422
Restricted cash	795	1,236
Deferred tax assets	7,766	7,766
Other assets	303	2,753

Total assets	$135,835	$133,825

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$20,723	$21,615
Note payable, current portion, net of discount of $83 as of December 31, 2015 and $244 as of March 31, 2015	3,584	3,756
Derivative liabilities	2,590	2,999
Deferred revenue	10,676	11,019
Deferred tax liabilities	7,843	7,843
Total current liabilities	45,416	47,232

Note payable, net of discount of $161 as of December 31, 2015 and $290 as of March 31, 2015	1,339	3,877
Deferred revenue	3,261	2,756
Other liabilities	790	67
Total liabilities	50,806	53,932

Commitments and contingencies (Note 13)

Stockholders' equity:
Common stock	141	96
Additional paid-in capital	1,011,016	985,921
Treasury stock, at cost	(881)	(771)
Accumulated other comprehensive loss	(425)	(308)
Accumulated deficit	(924,822)	(905,045)
Total stockholders' equity	85,029	79,893

Total liabilities and stockholders' equity	$135,835	$133,825

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014

Revenues	$25,772	$21,250	$68,499	$45,401

Cost of revenues	19,263	18,094	55,758	43,953

Gross Profit	6,509	3,156	12,741	1,448

Operating expenses:
Research and development	2,759	2,795	8,924	8,993
Selling, general and administrative	7,023	7,550	21,331	23,534
Arbitration award expense	-	-	-	10,188
Restructuring and impairments	-	507	779	5,416
Amortization of acquisition related intangibles	39	39	118	118
Total operating expenses	9,821	10,891	31,152	48,249

Operating loss	(3,312)	(7,735)	(18,411)	(46,801)

Change in fair value of derivatives and warrants	(1,092)	2,288	409	3,048
Gain on sale of minority interest	2,511	-	2,511	-
Interest expense, net	(238)	(525)	(841)	(1,555)
Other (expense) income, net	(20)	(209)	(1,189)	379

Loss before income tax expense	(2,151)	(6,181)	(17,521)	(44,929)

Income tax expense	806	172	2,256	363

Net loss	$(2,957)	$(6,353)	$(19,777)	$(45,292)

Net loss per common share
Basic	$(0.22)	$(0.72)	$(1.52)	$(5.50)
Diluted	$(0.22)	$(0.72)	$(1.52)	$(5.50)

Weighted average number of common shares outstanding
Basic	13,539	8,764	13,052	8,228
Diluted	13,539	8,764	13,052	8,228

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014

Net loss	$(2,957)	$(6,353)	$(19,777)	$(45,292)

Other comprehensive loss, net of tax:
Foreign currency translation losses	(436)	(188)	(117)	(1,279)
Total other comprehensive loss, net of tax	(436)	(188)	(117)	(1,279)
Comprehensive loss	$(3,393)	$(6,541)	$(19,894)	$(46,571)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(19,777)	$(45,292)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	6,050	7,298
Stock-based compensation expense	2,542	4,620
Impairment of minority interest investment	746	3,464
Provision for excess and obsolete inventory	1,835	1,401
Write-off prepaid taxes	289	-
(Gain on sale)/loss from minority interest investment	(2,155)	644
Change in fair value of derivatives and warrants	(409)	(3,048)
Non-cash interest expense	290	490
Other non-cash items	694	(838)
Changes in operating asset and liability accounts:
Accounts receivable	(7,156)	(3,434)
Inventory	3,288	(7,598)
Prepaid expenses and other current assets	5,800	(3,072)
Accounts payable and accrued expenses	(34)	5,694
Accrued arbitration liability	-	10,328
Deferred revenue	198	8,409
Net cash used in operating activities	(7,799)	(20,934)

Cash flows from investing activities:
Purchase of property, plant and equipment	(788)	(681)
Proceeds from the sale of property, plant and equipment	30	20
Change in restricted cash	2,832	4,700
Proceeds from sale of minority-interest	2,511	-
Change in other assets	271	316
Net cash provided by investing activities	4,856	4,355

Cash flows from financing activities:
Employee taxes paid related to net settlement of equity awards	(110)	(400)
Proceeds from the issuance of debt, net of expenses	-	1,429
Repayment of debt	(3,000)	(6,295)
Proceeds from ATM sales, net	-	5,839
Proceeds from public equity offering, net	22,282	9,114
Proceeds from exercise of employee stock options and ESPP	30	60
Net cash provided by financing activities	19,202	9,747

Effect of exchange rate changes on cash and cash equivalents	(312)	(299)

Net increase/(decrease) in cash and cash equivalents	15,947	(7,131)
Cash and cash equivalents at beginning of year	20,490	43,114
Cash and cash equivalents at end of year	$36,437	$35,983

Supplemental schedule of cash flow information:
Cash paid for income taxes, net of refunds	$1,120	$362
Issuance of common stock to settle liabilities	286	1,623
Cash paid for interest	574	937

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

These unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with United States generally accepted accounting principles (“GAAP”) and the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. The going concern basis of presentation assumes that the Company will continue operations and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those instructions. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended December 31, 2015 and 2014 and the financial position at December 31, 2015.

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

Liquidity

The Company has experienced recurring operating losses and as of December 31, 2015, the Company had an accumulated deficit of $924.8 million. In addition, the Company has experienced recurring negative operating cash flows.  At December 31, 2015, the Company had cash and cash equivalents of $36.4 million. Cash used in operations for the nine months ended December 31, 2015 was $7.8 million.

From April 1, 2011 through the date of this filing, the Company has reduced its global workforce substantially.  The Company has taken actions to consolidate certain business operations to reduce facility costs.  As of December 31, 2015, the Company had a global workforce of 339 persons.  The Company plans to closely monitor its expenses and, if required, expects to further reduce operating costs and capital spending to enhance liquidity.

Over the last several years, the Company has entered into several debt and equity financing arrangements in order to enhance liquidity.  Since April 1, 2012, the Company has generated aggregate cash flows from financing activities of $72.0 million.  This amount includes proceeds from an April 2015 equity offering, which generated net proceeds of approximately $22.3 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.  See Note 10, “Debt”, and Note 12 “Stockholders Equity” for further discussion of these financing arrangements. The Company believes that it is in compliance with the covenants and restrictions included in the agreements governing its debt arrangements as of December 31, 2015.

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

On October 6, 2015, 100% of the outstanding common stock of Blade Dynamics Limited (“Blade Dynamics”) was acquired by a subsidiary of General Electric Company.  After deducting transaction expenses, the Company received net proceeds of $2.5 million from the sale, which was recorded as a gain in the third fiscal quarter ended December 31, 2015.  Additionally, under the terms of the purchase agreement, the Company may be entitled to receive up to an additional $1.6 million in proceeds, upon the successful achievement of certain milestones by Blade Dynamics over the next three years.  The Company had recorded a charge of $3.5 million during the nine months ended December 31, 2014 to fully impair its investment in Blade Dynamics.

The Company no longer believes its investment in Tres Amigas, LLC, a Delaware limited liability company (“Tres Amigas”) is recoverable.  The Company fully impaired its remaining investment, recording a charge of $0.7 million during the nine months ended December 31, 2015. (See Note 14, “Minority Investments”, for further information about such investment).

2. Stock-Based Compensation

The Company accounts for its stock-based compensation at fair value. The following table summarizes stock-based compensation expense by financial statement line item for the three and nine months ended December 31, 2015 and 2014 (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014
Cost of revenues	$55	$186	$213	$533
Research and development	89	419	373	1,418
Selling, general and administrative	564	916	1,956	2,669
Total	$708	$1,521	$2,542	$4,620

During the nine months ended December 31, 2015, the Company granted 420,189 restricted stock awards.  These awards generally vest over 3 years.  During the nine months ended December 31, 2014, the Company granted 100,000 stock options and 324,300 restricted stock awards.  The stock options vest over 5 years, and the restricted stock awards generally vest over three years. Awards for restricted stock include both time-based and performance-based awards.  For options and awards that vest upon the passage of time, expense is being recorded over the vesting period.  Performance-based awards are expensed over the requisite service period based on probability of achievement.

The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. The total unrecognized compensation cost for unvested outstanding stock options was $0.8 million at December 31, 2015. This expense will be recognized over a weighted average expense period of approximately 2.6 years. The total unrecognized compensation cost for unvested outstanding restricted stock was $3.1 million at December 31, 2015. This expense will be recognized over a weighted-average expense period of approximately 2.0 years.

The weighted average assumptions used in the Black-Scholes valuation model for stock options granted during the three and nine months ended December 31, 2015 and 2014 are as follows:

	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014
Expected volatility	N/A	N/A	N/A	85.5%
Risk-free interest rate	N/A	N/A	N/A	1.9%
Expected life (years)	N/A	N/A	N/A	5.8
Dividend yield	None	None	None	None

3. Computation of Net Loss per Common Share

Basic net loss per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Where applicable, diluted EPS is computed by dividing the net loss by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. For the each of the three and nine months ended December 31, 2015 and 2014, 1.6 million shares were not included in the calculation of diluted EPS as they were considered anti-dilutive, of which 0.4 million relate to outstanding stock options, and 1.2 million relate to outstanding warrants, respectively.

The following table reconciles the numerators and denominators of the earnings per share calculation for the three and nine months ended December 31, 2015 and 2014 (in thousands, except per share data):

	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014

Numerator:
Net loss	$(2,957)	$(6,353)	$(19,777)	$(45,292)
Denominator:
Weighted-average shares of common stock outstanding	14,010	9,105	13,181	8,326
Weighted-average shares subject to repurchase	(471)	(341)	(129)	(98)
Shares used in per-share calculation ― basic	13,539	8,764	13,052	8,228
Shares used in per-share calculation ― diluted	13,539	8,764	13,052	8,228
Net loss per share ― basic	$(0.22)	$(0.72)	$(1.52)	$(5.50)
Net loss per share ― diluted	$(0.22)	$(0.72)	$(1.52)	$(5.50)

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

The Company provides a gross presentation of activity within Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements.  A change in the hierarchy of an investment from its current level is reflected in the period during which the pricing methodology of such investment changes.  Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 is made in the event that the related security is significant to total cash and investments.  The Company did not have any transfers of assets and liabilities from Level 1 and Level 2 to Level 3 of the fair value measurement hierarchy during the three and nine months ended December 31, 2015.

A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value on a recurring basis, measured as of December 31, 2015 and March 31, 2015 (in thousands):

	Total	Quoted Prices in	Significant Other	Significant
	Carrying	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2015:
Assets:
Cash equivalents	$16,023	$16,023	$-	$-
Derivative liabilities:
Warrants	$2,590	$-	$-	$2,590

	Total	Quoted Prices in	Significant Other	Significant
	Carrying	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2015:
Assets:
Cash equivalents	$12,519	$12,519	$-	$-
Derivative liabilities:
Warrants	$2,999	$-	$-	$2,999

The table below reflects the activity for the Company’s major classes of liabilities measured at fair value on a recurring basis (in thousands):

Warrants
April 1, 2015	$2,999
Mark to market adjustment	(409)
Balance at December 31, 2015	$2,590

Warrants
April 1, 2014	$2,601
Warrant issuance with equity offering	4,255
Warrant issuance with senior secured term loan	106
Mark to market adjustment	(3,963)
Balance at March 31, 2015	$2,999

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

5. Accounts Receivable

Accounts receivable at December 31, 2015 and March 31, 2015 consisted of the following (in thousands):

	December 31,	March 31,
	2015	2015
Accounts receivable (billed)	$15,801	$8,946
Accounts receivable (unbilled)	1,305	987
Less: Allowance for doubtful accounts	(54)	(54)
Accounts receivable, net	$17,052	$9,879

6. Inventory

Inventory at December 31, 2015 and March 31, 2015 consisted of the following (in thousands):

	December 31,	March 31,
	2015	2015
Raw materials	$10,025	$9,411
Work-in-process	1,318	2,117
Finished goods	2,293	7,487
Deferred program costs	1,602	1,581
Net inventory	$15,238	$20,596

The Company recorded inventory write-downs of $1.0 million and $0.1 million for each of the three months ended December 31, 2015 and 2014, respectively.  The Company recorded inventory write-downs of $1.8 million and $1.4 million for each of the nine months ended December 31, 2015 and 2014, respectively.  These write downs were based on evaluating its inventory on hand for excess quantities and obsolescence.

Deferred program costs as of December 31, 2015 and March 31, 2015 primarily represent costs incurred on programs accounted for under contract accounting where the Company needs to complete development milestones before revenue and costs will be recognized.

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2015 and March 31, 2015 consisted of the following (in thousands):

	December 31,	March 31,
	2015	2015
Accounts payable	$6,942	$7,062
Accrued inventories in-transit	1,241	1,127
Accrued other miscellaneous expenses	3,413	3,254
Accrued compensation	5,166	5,960
Income taxes payable	851	278
Accrued warranty	3,110	3,934
Total	$20,723	$21,615

The Company generally provides a one to three year warranty on its products, commencing upon installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.

Product warranty activity was as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014
Balance at beginning of period	$3,273	$3,367	$3,934	$3,207
Change in accruals for warranties during the period	595	1,309	1,018	2,212
Settlements during the period	(758)	(561)	(1,842)	(1,304)
Balance at end of period	$3,110	$4,115	$3,110	$4,115

8. Income Taxes

The Company recorded income tax expense of $0.8 million and $2.3 million for the three and nine months ended December 31, 2015, respectively.  The Company recorded income tax expense of $0.2 million and $0.4 million for the three and nine months ended December 31, 2014, respectively.  Income tax expense was primarily due to dividend withholding taxes and income taxes in the Company’s foreign jurisdictions.

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.  The Company re-evaluates these uncertain tax positions on a quarterly basis.  The evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity.  Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.  The Company identified an uncertain tax position in the nine months ended December 31, 2015 and had an unrecognized tax benefit in the amount of $0.7 million.  This amount, if recognized, would result in a reduction of the Company’s effective tax rate.

Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “IRC”), provides limits on the extent to which a corporation that has undergone an ownership change (as defined) can utilize any net operating loss (“NOL”) and general business tax credit carryforwards it may have.  The Company conducted a study as a result of the April 2015 equity offering to determine whether Section 382 could limit the use of its carryforwards in this manner.  After completing this study, the Company has concluded that the limitation will not have a material impact on its ability to utilize its net operating loss carryforwards.  If there were material ownership changes subsequent to the study, the Company’s ability to utilize its net operating loss carryforwards could be limited.

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

During the years ended March 31, 2015 and 2014, the Company undertook restructuring activities, approved by the Board of Directors, in order to reorganize its global operations, streamline various functions of the business, and reduce its global workforce to better reflect the demand for its products.  During the year ended March 31, 2014, the Company undertook a plan to consolidate its Grid manufacturing activities into its Devens, Massachusetts facility and close its facility in Middleton, Wisconsin which was completed during the year ended March 31, 2015.  In addition, the Company established a new Wind manufacturing facility in Romania and as a result, reduced the headcount in its operation in China.  The Company is maintaining its headcount in China at a level necessary to support demand from its Chinese customers.  The Company recorded restructuring charges for severance and other costs of approximately $0.5 million and $1.9 million during the three and nine months ended December 31, 2014, respectively, primarily associated with the consolidation of the Company’s Grid manufacturing activities in the United States.  From April 1, 2011 through December 31, 2015, the Company’s various restructuring activities resulted in a substantial reduction of its global workforce. All amounts related to these restructuring activities have been paid as of December 31, 2015.

The following table presents restructuring charges and cash payments (in thousands):

	Severance pay	Facility exit and
Nine months ended December 31, 2015	and benefits	Relocation costs	Total
Accrued restructuring balance at April 1, 2015	$180	$-	$180
Charges to operations	(5)	38	33
Cash payments	(175)	(38)	(213)
Accrued restructuring balance at December 31, 2015	$-	$-	$-

	Severance pay	Facility exit and
Nine months ended December 31, 2014	and benefits	Relocation costs	Total
Accrued restructuring balance at April 1, 2014	$844	$-	$844
Charges to operations	674	1,278	1,952
Cash payments	(987)	(1,028)	(2,015)
Accrued restructuring balance at December 31, 2014	$531	$250	$781

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

On November 15, 2013, the Company amended the Term Loan with Hercules and entered into a new term loan (the “New Term Loan B”), borrowing an additional $10.0 million. After closing fees and expenses, the net proceeds to the Company for the New Term Loan B were $9.8 million.  The New Term Loan B bears the same interest rate as the Term Loan.  The Company is repaying the New Term Loan B in equal monthly installments ending on November 1, 2016.  The principal balance of the New Term Loan B is approximately $3.7 million as of December 31, 2015.  Hercules received a warrant (the “Second Warrant”) to purchase 25,641 shares of common stock, exercisable at an initial strike price of $19.50 per share, subject to adjustment, until May 15, 2019.  In addition, the exercise price of the First Warrant was reduced to $19.50 per share.  (See Note 11, “Warrants and Derivative Liabilities,” for a discussion on both warrants and the valuation assumptions used.) The Company will pay an end of term fee of $0.5 million upon the earlier of maturity or prepayment of the New Term Loan B. The Company has accrued the end of term fee and recorded a corresponding amount into the debt discount.  The New Term Loan B includes a mandatory prepayment feature which allows Hercules the right to use any of the Company’s net proceeds from specified asset dispositions greater than $1.0 million in a calendar year to pay off any outstanding accrued interest and principal balance on the New Term Loan B.  The Company determined the fair value to be de-minimis for this feature. In addition, the Company incurred $0.2 million of legal and origination costs in the three months ended December 31, 2013, which have been recorded as a debt discount. The total debt discount including the Second Warrant, end of term fee and legal and origination costs of $1.0 million is being amortized into interest expense over the term of the New Term Loan B using the effective interest method.  During the three and nine months ended December 31, 2015, the Company recorded non-cash interest expense for amortization of the debt discount related to the New Term Loan B of $0.1 million and $0.2 million, respectively. During the three and nine months ended December 31, 2014, the Company recorded non-cash interest expense for amortization of the debt discount related to the New Term Loan B of $0.1 million and $0.4 million, respectively.

On December 19, 2014, the Company entered into an amendment with Hercules (the “Hercules Second Amendment”) and entered into a new term loan (the “New Term Loan C”), borrowing an additional $1.5 million.  After closing fees and expenses, the net proceeds to the Company for the New Term Loan C were $1.4 million.  The Term Loan, New Term Loan B and New Term Loan C are collectively referred to as the “Term Loans”.  The New Term Loan C also bears the same interest rate as the other Term Loans.  The Company will make interest only payments until maturity on June 1, 2017, when the loan is scheduled to be repaid in its entirety.  The maturity date of the New Term Loan C was extended from March 1, 2017 to June 1, 2017 due to the Company’s April 2015 equity offering which raised more than $10 million in new capital before December 31, 2015.  In conjunction with the Hercules Second Amendment, the First Warrant and Second Warrant were cancelled and replaced with the issuance of a new warrant (the “Warrant”) to purchase 58,823 shares of common stock at an exercise price of $11.00 per share, subject to adjustment.  The Warrant expires on June 30, 2020.  (See Note 11, “Warrants and Derivative Liabilities”, for a discussion on the Warrant and the valuation assumptions used.)  The Company will pay an end of term fee of approximately $0.1 million upon earlier of maturity or prepayment of the New Term Loan C.  The Company has accrued the end of term fee and recorded a corresponding amount in the debt discount.  The New Term Loan C includes the same mandatory prepayment feature as the New Term Loan B.   The Company determined the fair value to be de-minimus for this feature.  In addition, the Company incurred approximately $0.1 million of legal and origination costs in the three months ended December 31, 2014, which have been recorded as a debt discount.  The total debt discount, including the Warrant, end of term fee and legal and origination costs of $0.3 million is being amortized into interest expense over the term of the New Term Loan C using the effective interest method.  During the three and nine months ended December 31, 2015, the Company recorded non-cash interest expense for amortization of the debt discount related to the New Term Loan C of less than $0.1 million and $0.1 million, respectively.  During each of the three and nine months ended December 31, 2014, the Company recorded non-cash interest expense for amortization of the debt discount related to the New Term Loan C of less than $0.1 million.  If the maturity of any of the Term Loans is accelerated because of prepayment, then the amortization will be accelerated.

The Term Loans are secured by substantially all of the Company’s existing and future assets, including a mortgage on real property owned by the Company’s wholly-owned subsidiary, ASC Devens LLC, and located at 64 Jackson Road, Devens, Massachusetts.  The Term Loans contain certain covenants that restrict the Company’s ability to, among other things, incur or assume certain debt, merge or consolidate, materially change the nature of the Company’s business, make certain investments, acquire or dispose of certain assets, make guarantees or grant liens on its assets, make certain loans, advances or investments, declare dividends or make distributions or enter into transactions with affiliates. In addition, there is a covenant that requires the Company to maintain a minimum unrestricted cash balance (the “Minimum Threshold”) in the United States.  As part of the Hercules Second Amendment, this Minimum Threshold was amended to be the lower of $5.0 million or the aggregate outstanding principal balance of the Term Loans.  As a result of the Company’s April 2015 equity offering, the Minimum Threshold was reduced to the lesser of $2.0 million or the aggregate outstanding principal balance of the Term Loans.  As of December 31, 2015, the Minimum Threshold was $2.0 million.  The events of default under the Term Loans include, but are not limited to, failure to pay amounts due, breaches of covenants, bankruptcy events, cross defaults under other material indebtedness and the occurrence of a material adverse effect and/or change in control. In the case of a continuing event of default, Hercules may, among other remedies, declare due all unpaid principal amounts outstanding and any accrued but unpaid interest and foreclose on all collateral granted to Hercules as security under the Term Loans.

Although the Company believes that it is in compliance with the covenants and restrictions under the Term Loans as of December 31, 2015, there can be no assurance that the Company will continue to be in compliance.

Interest expense on the Term Loans for the three and nine months ended December 31, 2015 was $0.2 million, and $0.8 million, respectively, which included $0.1 million and $0.3 million, respectively, of non-cash interest expense related to the amortization of the debt discount on the Term Loans.  Interest expense on the Term Loans for the three and nine months ended December 31, 2014, was $0.4 million, and $1.4 million, respectively, which included $0.1 million and $0.5 million, respectively, of non-cash interest expense related to the amortization of the debt discount on the Term Loans.

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

Following is a summary of the key assumptions used to calculate the fair value of the Exchanged Warrant:

	December 31,	September 30,	June 30,
Fiscal Year 15	2015	2015	2015

Risk-free interest rate	0.96%	0.64%	0.74%
Expected annual dividend yield	—%	—%	—%
Expected volatility	76.68%	73.39%	71.61%
Term (years)	1.76	2.01	2.26
Fair value	$0.3 million	$0.1 million	$0.2 million

	March 31,	December 31,	September 30,	June 30,	March 31,
Fiscal Year 14	2015	2014	2014	2014	2014

Risk-free interest rate	0.73%	1.00%	1.07%	0.98%	1.11%
Expected annual dividend yield	—%	—%	—%	—%	—%
Expected volatility	70.42%	72.38%	76.20%	83.50%	80.99%
Term (years)	2.51	2.76	3.01	3.26	3.51
Fair value	$0.3 million	$0.5 million	$1.5 million	$2.3 million	$2.2 million

The Company recorded a net loss, resulting from an increase in the fair value of the Exchanged Warrant, of $0.2 million during the three months ended December 31, 2015, and a net gain, resulting from a decrease in the fair value of the Exchanged Warrant, of less than $0.1 million to change in fair value of derivatives and warrants during the nine months ended December 31, 2015.  The Company recorded net gains resulting from decreases in the fair value of the Exchanged Warrant of $1.0 million and $1.7 million to the change in fair value of derivatives and warrants during the three and nine months ended December 31, 2014, respectively.

Senior Secured Term Loan - New Warrant

On December 19, 2014, the Company entered into the Hercules Second Amendment and entered into the New Term Loan C. (See Note 10, “Debt” for additional information regarding the New Term Loan C).  In conjunction with the agreement, the Company issued the Warrant to purchase 58,823 shares of the Company’s common stock.  The Warrant is exercisable at any time after its issuance at an initial exercise price of $11.00 per share, subject to certain price-based and other anti-dilution adjustments, and expires on June 30, 2020.  As a result of the equity offering on April 29, 2015, (See Note 12, “Stockholders Equity”) the exercise price of the Warrant was reduced to $9.41 per share.

The Company accounts for the Warrant as a liability due to certain provisions within the Warrant.  The Warrant is subject to revaluation at each balance sheet date and any change in fair value is recorded as a change in fair value of derivatives and warrants until the earlier of its expiration or its exercise, at which time the warrant liability will be reclassified to equity.

Following is a summary of the key assumptions used to calculate the fair value of the Warrant:

	December 31,	September 30,	June 30,
Fiscal Year 15	2015	2015	2015

Risk-free interest rate	1.65%	1.31%	1.63%
Expected annual dividend yield	—%	—%	—%
Expected volatility	73.57%	75.32%	72.57%
Term (years)	4.50	4.75	5.00
Fair value	$0.2 million	$0.1 million	$0.2 million

			New Issuance
	March 31,	December 31,	December 19,
Fiscal Year 14	2015	2014	2014

Risk-free interest rate	1.41%	1.73%	1.74%
Expected annual dividend yield	—%	—%	—%
Expected volatility	74.60%	77.43%	70.26%
Term (years)	5.25	5.50	5.53
Fair value	$0.2 million	$0.2 million	$0.2 million

The Company recorded a net loss, resulting from an increase in the fair value of the Warrant, of $0.1 million during the three months ended December 31, 2015 and a net gain, resulting from a decrease in the fair value of the Warrant of less than $0.1 million during the nine months ended December 31, 2015 to change in fair value of derivatives and warrants.  The Company recorded no change in the fair value of the Warrant in the three and nine months ended December 31, 2014.

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

Following is a summary of the key assumptions used to calculate the fair value of the November 2014 Warrant:

	December 31,	September 30,	June 30,
Fiscal Year 15	2015	2015	2015

Risk-free interest rate	1.51%	1.17%	1.44%
Expected annual dividend yield	—%	—%	—%
Expected volatility	70.02%	73.02%	74.18%
Term (years)	3.87	4.12	4.37
Fair value	$2.1 million	$1.3 million	$1.8 million

			New Issuance
	March 31,	December 31,	November 13,
Fiscal Year 14	2015	2014	2014

Risk-free interest rate	1.28%	1.61%	1.64%
Expected annual dividend yield	—%	—%	—%
Expected volatility	75.96%	78.00%	72.86%
Term (years)	4.62	4.87	5.00
Fair value	$2.5 million	$3.2 million	$4.3 million

The Company recorded a net loss, resulting from an increase in the fair value of the November 2014 Warrant, of $0.8 million in the three months ended December 31, 2015, and a net gain, resulting from a decrease in the fair value of the November 2014 Warrant, of $0.4 million to change in fair value of derivatives and warrants during the nine months ended December 31, 2015.  The Company recorded a gain, resulting from the decrease in the fair value of the November 2014 Warrant, of $1.1 million in each of the three and nine months ended December 31, 2014.

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

The Company submitted a civil action application to the Beijing Higher People’s Court against Sinovel and certain of its employees for trade secret infringement on September 13, 2011 under the caption (2011) Gao Min Chu Zi No. 4193. The application alleges the defendants’ unauthorized use of portions of the Company’s wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines as described above with respect to the Copyright Action. The Company is seeking monetary damages of RMB 2.9 billion ($453 million) for the trade secret infringement as well as reimbursement of all costs and reasonable expenses. The Beijing Higher People’s Court accepted the case, which was necessary in order for the case to proceed. On December 22, 2011, the Beijing Higher People’s Court transferred this case to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Gao Min Chu Zi No. 4193. On June 7, 2012, the Company received an Acceptance Notice from the Beijing No.1 Intermediate People’s Court under the caption (2012) Yi Zhong Min Chu Zi No.6833. In August 2012, Sinovel filed a motion to remove this case from the Beijing No. 1 Intermediate People’s Court and transfer the matter to the Beijing Arbitration Commission. On February 24, 2014, the Beijing No. 1 Intermediate People’s Court denied Sinovel’s motion to remove and transfer the case.  On March 13, 2014, Sinovel filed an appeal of the Beijing No. 1 Intermediate People’s Court decision to the Beijing Higher People’s Court.  On August 7, 2014, the Beijing Higher People’s Court upheld the Beijing No.1 Intermediate Court’s decision and rejected Sinovel’s appeal regarding the jurisdiction opposition.  The Beijing No. 1 Intermediate Court held its first substantive hearing on May 11, 2015.  On June 15, 2015, the Company submitted a request for the withdrawal of its complaint to the Beijing No. 1 Intermediate Court.  On June 16, 2015, the Beijing No. 1 Intermediate Court granted its request.  The Company immediately filed a civil action application to the Beijing Intellectual Property Court against the same parties and seeking the same amount of monetary damages for trade secret infringement on June 16, 2015 under the caption (2015) Jin Zhi Min Chu Zi No. 1135.  On January 18, 2016, the Beijing Intellectual Property Court held its first substantive hearing on the Company’s trade secret infringement case.  At the hearing, the parties presented evidence, reviewed claims and answered questions from the court.  The Company is awaiting a decision from the Beijing Intellectual Property Court.

On September 16, 2011, the Company filed a civil copyright infringement complaint in the Hainan Province No. 1 Intermediate People’s Court against Dalian Guotong Electric Co. Ltd. (“Guotong”), a supplier of power converter products to Sinovel, and Huaneng Hainan Power, Inc. (“Huaneng”), a wind farm operator that has purchased Sinovel wind turbines containing Guotong power converter products. The case is captioned (2011) Hainan Yi Zhong Min Chu Zi No. 62. The application alleges that the Company’s PM1000 converters in certain Sinovel wind turbines have been replaced by converters produced by Guotong. Because the Guotong converters are being used in wind turbines containing the Company’s wind turbine control software, the Company believes that its copyrighted software is being infringed. The Company is seeking a cease and desist order with respect to the unauthorized use of its software, monetary damages of RMB 1.2 million ($0.2 million) for its economic losses (with respect to Guotong only) and reimbursement of all costs and reasonable expenses. The court has accepted the case, which was necessary in order for the case to proceed. In addition, upon the request of the defendant Huaneng, Sinovel has been added by the court to this case as a defendant and Huaneng has been released from this case. In December 2011, Sinovel filed a jurisdiction opposition motion requesting dismissal by the Hainan Province No. 1 Intermediate People’s Court, saying the case should be governed by the Beijing Arbitration Commission. On February 3, 2012, the Company received the Civil Ruling from the court, which granted Sinovel’s motion, and dismissed the entire case. The Company appealed the court’s ruling to the Hainan Higher Court, which on April 5, 2012 upheld the decision of the Hainan Province No. 1 Intermediate People’s Court. On April 9, 2012, the Company filed an appeal of the Hainan Higher Court’s decision with China’s Supreme People’s Court. China’s Supreme People’s Court accepted the appeal on May 23, 2012. The case is captioned, (2012) Min Shen Zi No. 630. On December 20, 2012, China’s Supreme People’s Court issued a Civil ruling, holding that (1) it will conduct a re-trial of the Company’s appeal and (2) the lower court’s decision will be stayed pending the re-trial. China’s Supreme People’s Court conducted a re-trial of Sinovel’s appeal on May 29, 2013.  On January 26, 2014, the Supreme People’s Court revoked Hainan No. 1 Intermediate People’s Court and Hainan Higher People’s Court rulings and ruled that the case shall be heard by the Hainan No. 1 Intermediate People’s Court.  The Hainan No. 1 Intermediate People’s Court accepted the case under the caption (2014) Hainan Yi Zhong Min San Chu Zi No. 1. On October 21, 2014, the Hainan No. 1 Intermediate People’s Court changed the caption of this case to (2014) Hainan Yi Zhong Zhi Min Chu Zi No. 2.  On November 18, 2014, the Hainan No. 1 Intermediate People’s Court held its first substantive hearing in the Hainan case.    At the hearing, the parties presented evidence, reviewed claims, and answered questions from the court.  On June 3, 2015, the Company received notification from the Hainan No. 1 Intermediate People’s Court that it dismissed the case for what it cited was a lack of evidence.  On June 18, 2015, the Company filed an appeal of the Hainan No. 1 Intermediate People’s Court decision to dismiss the case with the Hainan Higher People’s Court.  On August 20, 2015, the Hainan Higher People’s Court accepted the appeal under the caption (2015) QiongZhi Min Zhong Zi No. 6.  On November 26, 2015, the Hainan Higher People’s Court held its first substantive hearing on the Company’s appeal of the Hainan No. 1 Intermediate People’s Court dismissal of the case.  At the hearing, the parties presented evidence and answered questions from the court.  The Company is awaiting a decision from the Hainan Higher People’s Court.

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

As of December 31, 2015, the Company had $0.4 million of restricted cash included in current assets and $0.8 million of restricted cash included in long-term assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts. These deposits are held in interest bearing accounts.

14. Minority Investments

Investment in Tres Amigas LLC

The Company made an investment in Tres Amigas, focused on providing the first common interconnection of America’s three power grids to help the country achieve its renewable energy goals and facilitate the smooth, reliable and efficient transfer of green power from region to region.  The Company’s original investment in Tres Amigas was $5.4 million.  As of December 31, 2015, the Company holds a 26% ownership interest in Tres Amigas.

The Company has determined that Tres Amigas is a variable interest entity (“VIE”) and that the Company is not the primary beneficiary of the VIE.  Therefore, the Company has not consolidated Tres Amigas as of December 31, 2015.  The investment was carried at acquisition cost, plus the Company’s equity in undistributed earnings or losses.  The Company’s maximum exposure to loss was limited to the Company’s recorded investment in this VIE.  The Company’s investment in Tres Amigas was included in other assets on the consolidated balance sheet and the equity in undistributed losses of Tres Amigas is included in other expense, net, on the unaudited condensed consolidated statements of operations.  During the three months ended June 30, 2015, the Company determined that as a result of delays in Tres Amigas securing financing for the project, as well as the Company’s expectation that its investment would not be recoverable based on recent adverse market indicators for potential sales of the Company’s share of the investment, that its investment in Tres Amigas required further analysis for other-than-temporary impairment.  The Company recorded an impairment charge of $0.7 million to fully impair this investment in the three months ended June 30, 2015.

The net investment activity for the nine months ended December 31, 2015 is as follows (in thousands):

Balance at April 1, 2015	$1,102
Minority interest in net losses	(356)
Impairment	(746)
Balance at December 31, 2015	$-

Investment in Blade Dynamics Ltd.

The Company acquired (through its Austrian subsidiary), a minority ownership position in Blade Dynamics, a designer and manufacturer of advanced wind turbine blades based on proprietary materials and structural technologies.  The Company’s original investment was for $8.0 million in cash.

The investment was carried at the acquisition cost, plus the Company’s equity in undistributed earnings or losses, through December 1, 2012, the date which the company no longer reported undistributed earnings or losses. The Company’s investment in Blade Dynamics was included in other assets on the unaudited condensed consolidated balance sheet and the equity in undistributed losses of Blade Dynamics was included in other expense, net, on the unaudited condensed consolidated statements of operations.  During the nine months ended December 31, 2014, the Company impaired its remaining investment in Blade Dynamics and recorded an impairment charge of $3.5 million.

On October 6, 2015, 100% of the outstanding common stock of Blade Dynamics was acquired by a subsidiary of General Electric Company.  After deducting transaction expenses, AMSC received net proceeds of $2.5 million from the sale, which was recorded as a gain during the three months ended December 31, 2015.  Additionally, under the terms of the purchase agreement, AMSC may be entitled to receive up to an additional $1.6 million in proceeds upon the successful achievement of certain milestones by Blade Dynamics over the next three years.

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

The operating results for the two business segments are as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014
Revenues:
Wind	$17,229	$15,131	$48,976	$30,244
Grid	8,543	6,119	19,523	15,157
Total	$25,772	$21,250	$68,499	$45,401

	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014
Operating (loss) profit:
Wind	$(263)	$1,301	$(2,127)	$(16,790)
Grid	(2,342)	(7,050)	(12,963)	(20,016)
Unallocated corporate expenses	(707)	(1,986)	(3,321)	(9,995)
Total	$(3,312)	$(7,735)	$(18,411)	$(46,801)

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

Unallocated corporate expenses primarily consist of stock-based compensation expense of $0.7 million and $2.5 million in the three and nine months ended December 31, 2015, respectively, and an impairment charge of $0.7 million for the nine months ended December 31, 2015.  Unallocated corporate expenses primarily consist of stock-based compensation expense of $1.5 million and $4.6 million, and restructuring and impairment charges of $0.5 million and $5.4 million, for the three and nine months ended December 31, 2014, respectively.

Total assets for the two business segments as of December 31, 2015 and March 31, 2015 are as follows (in thousands):

	December 31,	March 31,
	2015	2015
Wind	$35,833	$41,947
Grid	38,160	42,482
Corporate assets	61,842	49,396
Total	$135,835	$133,825

The following table sets forth customers who represented 10% or more of the Company’s total revenues for the three and nine months ended December 31, 2015 and 2014:

	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014
INOX Wind Limited	64%	61%	58%	54%
Fuji Bridex Pte Ltd	18%	—%	<10%	—%

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

In November 2015, the FASB issued ASU 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.  The amendments in ASU 2015-17 require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years.  The Company is currently evaluating the impact, if any, the adoption of ASU 2015-17 may have on its current practices.

In January 2016, the FASB issued ASU 2016-01 Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The amendments in ASU 2016-01 will enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years.  The Company is currently evaluating the impact, if any, the adoption of ASU 2016-01 may have on its current practices.

17. Subsequent Events

The Company has performed an evaluation of subsequent events through the time of filing this Quarterly Report on Form 10-Q with the SEC, and has determined that there are no such events to report.

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

We have experienced recurring operating losses and as of December 31, 2015, had an accumulated deficit of $924.8 million. In addition, we have experienced recurring negative operating cash flows. At December 31, 2015, we had cash and cash equivalents of $36.4 million. Cash used in operations for the nine months ended December 31, 2015 was $7.8 million.

Over the last several years, we have entered into several debt and equity financing arrangements in order to enhance liquidity.  Since April 1, 2012, we generated aggregate cash flows from financing activities of $72.0 million.  This amount includes proceeds from our April 2015 equity offering, which generated net proceeds of approximately $22.3 million, after deducting underwriting discounts and commissions and estimated offering expenses.  See Note 10, “Debt”, and Note 12 “Stockholders Equity” for further discussion of these financing arrangements. We believe that we are in compliance with the covenants and restrictions included in the agreements governing our debt arrangements as of December 31, 2015.

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

Our cash requirements depend on numerous factors, including the successful completion of our product development activities, our ability to commercialize our Resilient Electric Grid (“REG”) and ship protection system solutions, rate of customer and market adoption of our products, collecting receivables according to established terms, and the continued availability of U.S. government funding during the product development phase of our Superconductors based products. In addition we are focused on achieving certain operational objectives.  During the first half of fiscal 2015, we achieved our near term objectives, including announcing that Washington D.C.’s Pepco is conducting a deployment study of our REG system; receiving a large wind order from Inox Wind Ltd (“Inox”); announcing new D-VAR orders; and announcing new authorized funding for Project REG.  In the longer term, we expect to have a decision on moving to the manufacturing and construction phase of Project REG and we expect to receive additional business from the U.S. Navy.  In addition, in December 2015, we entered into a set of strategic agreements valued at approximately $210.0 million with Inox, which includes a multi-year supply contract pursuant to which the Company will supply electric control systems to Inox and a license agreement allowing Inox to manufacture a limited number of electrical control systems over the next three to four years.  After this initial three to four year period, the Company will continue as Inox’s preferred supplier and Inox will be required to purchase from the Company a majority of its electric control systems requirements for an additional three-year period.  These agreements are expected to provide a foundation for the business as we pursue our longer-term objectives.  Significant deviations to our business plan with regard to these factors and events, which are important drivers to our business, could have a material adverse effect on our operating performance, financial condition, and future business prospects. We expect to pursue the expansion of our operations through internal growth, diversification of our customer base, and potential strategic alliances. See below for a discussion of liquidity and capital resources.

On October 6, 2015, 100% of the outstanding common stock of Blade Dynamics Limited (“Blade Dynamics”) was acquired by a subsidiary of General Electric Company.  After deducting transaction expenses, we received net proceeds of $2.5 million from the sale, which was recorded as a gain during the three months ended December 31, 2015.  Additionally, under the terms of the purchase agreement, we may be entitled to receive up to an additional $1.6 million in proceeds, upon the successful achievement of certain milestones by Blade Dynamics over the next three years.  We no longer believe our investment in Tres Amigas, LLC, a Delaware limited liability Company (“Tres Amigas”) is recoverable.  We fully impaired our remaining investment in Tres Amigas during the three months ended June 30, 2015. (See Note 14, “Minority Investments”, for further information about such investment).

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. There were no significant changes in the critical accounting policies during the nine months ended December 31, 2015 that were disclosed in our Form 10-K for fiscal 2014, which ended on March 31, 2015.

Results of Operations

Three and nine months ended December 31, 2015 compared to the three and nine months ended December 31, 2014

Revenues

Total revenues increased 21% and 51% to $25.8 million and $68.5 million for the three and nine months ended December 31, 2015, respectively, compared to $21.3 million and $45.4 million for the three and nine months ended December 31, 2014, respectively.  Our revenues are summarized as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014
Revenues:
Wind	$17,229	$15,131	$48,976	$30,244
Grid	8,543	6,119	19,523	15,157
Total	$25,772	$21,250	$68,499	$45,401

Our Wind business unit accounted for 67% and 71% of total revenues for the three and nine months ended December 31, 2015, respectively, compared to 71% and 67% for the three and nine months ended December 31, 2014, respectively. Revenues in the Wind business unit increased 14% and 62% to $17.2 million and $49.0 million in the three and nine months ended December 31, 2015, respectively, from $15.1 million and $30.2 million in the three and nine months ended December 31, 2014, respectively. Wind business unit revenues during the three months ended December 31, 2015 increased primarily due to higher volume of sales to Inox in India.  Wind business unit revenues in the nine months ended December 31, 2015, increased primarily due to higher volume of sales to Inox in India and Beijing JINGCHENG New Energy (“JCNE”) in China.

Our Grid business unit accounted for 33% and 29% of total revenues for the three and nine months ended December 31, 2015, respectively, compared to 29% and 33% for the three and nine months ended December 31, 2014, respectively. Our Grid business unit revenues increased 40% and 29% to $8.5 million and $19.5 million in the three and nine months ended December 31, 2015, respectively, from $6.1 million and $15.2 million in the three and nine months ended December 31, 2014, respectively. Grid business unit revenues increased in the three and nine months ended December 31, 2015 primarily due to higher D-VAR system revenues, partially offset by lower HTS wire sales, particularly in the nine months ended December 31, 2015.

Revenues from Project HYDRA and Project REG represented 6% and 7% of our Grid business unit’s revenue for the three and nine months ended December 31, 2015, respectively, compared to 10% and 9% for the three and nine months ended December 31, 2014, respectively.  Our revenues for these projects are derived by funding from the Department of Homeland Security (“DHS”).  Project HYDRA is a project with Consolidated Edison, Inc. (“ConEd”) to demonstrate our REG product in ConEd’s electric grid.  Project REG is a project with Commonwealth Edison, Inc. (“ComEd”) to permanently install our REG product in ComEd’s electric grid.  This fault current limiting cable system is designed to utilize customized Amperium® HTS wire, and ancillary controls to deliver more power through the grid while also being able to suppress power surges that can disrupt service. DHS has committed 100% of the total expected funding of $29.0 million for Project HYDRA.  Under Project REG, DHS is expected to invest up to $60.0 million to enable the deployment of the REG system in Chicago’s electric grid.  We are nearing completion on the first phase of the project which among other things, will result in the creation of a detailed deployment plan.  In the fiscal year ended March 31, 2015, DHS committed funding of $1.5 million for the first phase of the project.  During the three months ended September 30, 2015, DHS committed funding of an additional $3.7 million, for a total of $5.2 million.  This additional funding serves as a bridge between the detailed deployment plan and construction phases of the project.  The period of performance to complete the engineering work extends through May 31, 2017.  The final phase of the project involves the delivery of the REG system and the associated construction and deployment of the system in ComEd’s grid.  We will not begin this phase of the project until all parties agree to proceed.  There can be no assurance that all parties will agree to proceed with the project.

The following table sets forth customers who represented 10% or more of our total revenues for the three and nine months ended December 31, 2015 and 2014:

	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014
INOX Wind Limited	64%	61%	58%	54%
Fuji Bridex Pte Ltd	18%	—%	<10%	—%

Cost of Revenues and Gross Margin

Cost of revenues increased by 6% and 27% to $19.3 million and $55.8 million for the three and nine months ended December 31, 2015, respectively, compared to $18.1 million and $44.0 million for the three and nine months ended December 31, 2014, respectively. Gross margin was 25.3% and 18.6% for the three and nine months ended December 31, 2015, respectively, compared to 14.9% and 3.2% for the three and nine months ended December 31, 2014, respectively. The increases in gross margin for the three and nine months ended December 31, 2015 as compared to the same periods in fiscal 2014, were primarily due to higher revenues and a more favorable product mix for our D-VAR product as well as from higher Wind royalty revenues in the nine months ended December 31, 2015.

Operating Expenses

Research and development

R&D expenses decreased by 1% each to $2.8 million and $8.9 million for both the three and nine months ended December 31, 2015, respectively, from $2.8 million and $9.0 million for the three and nine months ended December 31, 2014, respectively.  The slight decreases in both periods are primarily the result of lower stock compensation expense partially offset by new product development expenses in our Grid segment.

Selling, general, and administrative

SG&A expenses decreased by 7% and 9% to $7.0 million and $21.3 million in the three and nine months ended December 31, 2015, respectively, from $7.5 million and $23.5 million in the three and nine months ended December 31, 2014, respectively. The decreases in SG&A expenses were due primarily to the realization of savings from cost reduction actions that were implemented in prior periods as well as reductions in stock compensation and legal costs.

Arbitration award expense

We recorded an arbitration award expense of $10.2 million in the nine months ended December 31, 2014 following a decision by the Arbitration Tribunal for the ICC International Court of Arbitration on August 29, 2014 finding us liable for damages under a breach of contract proceeding against Ghodawat Energy Pvt Ltd (“Ghodawat”).

Amortization of acquisition related intangibles

We recorded amortization expense related to our core technology and know-how, trade names and trademark intangible assets of less than $0.1 million and $0.1 million in the three and nine months ended December 31, 2015 and 2014, respectively.

Restructuring and Impairments

We recorded restructuring and impairment charges of $0.8 million in the nine months ended December 31, 2015, which included an impairment charge of $0.7 million to fully impair our investment in Tres Amigas as our investment is no longer deemed recoverable. We recorded $0.5 million and $5.4 million of restructuring and impairment charges in the three and nine months ended December 31, 2014, respectively. These amounts include restructuring charges of $0.5 million and $1.9 million which were recorded during the three and nine months ended December 31, 2014.  These amounts include severance, relocation, lease termination and other costs associated with the consolidation of our facility in Middleton, WI into our facility in Devens, MA, as well as headcount reductions in our China operation, primarily during the nine months ended December 31, 2014.  In addition, the $5.4 million recorded in the nine months ended December 31, 2014 includes an impairment charge of $3.5 million on our minority investment in Blade Dynamics.  The impairment charge followed an analysis in which we determined that this investment was not recoverable due to a dilutive financing which resulted in the loss of certain of our shareholder rights, as well as certain operational issues in the company.

Operating loss

Our operating loss is summarized as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014
Operating (loss) profit:
Wind	$(263)	$1,301	$(2,127)	$(16,790)
Grid	(2,342)	(7,050)	(12,963)	(20,016)
Unallocated corporate expenses	(707)	(1,986)	(3,321)	(9,995)
Total	$(3,312)	$(7,735)	$(18,411)	$(46,801)

Our Wind segment generated operating losses of $0.3 million and $2.1 million in the three and nine months ended December 31, 2015, respectively, compared to profit of $1.3 million and a loss of $16.8 million in the three and nine months ended December 31, 2014, respectively. The increase in the Wind business unit operating loss during the three months ended December 31, 2015 was due primarily to the decreased consumption of zero-cost inventory and lower royalty revenues, partially offset by higher ECS product revenues.  The decrease in the Wind business unit operating loss during the nine months ended December 31, 2015 was due primarily to increased revenues for shipments to Inox in India and JCNE in China, a favorable revenue mix as a result of higher royalty revenues in the nine months ended December 31, 2015, and a charge of $10.2 million in the nine months ended December 31, 2014 relating to the arbitration award to Ghodawat.

The operating losses in our Grid segment decreased to $2.3 million and $13.0 million in the three and nine months ended December 31, 2015, respectively, compared to $7.0 million and $20.0 million in the three and nine months ended December 31, 2014, respectively. The decrease in the Grid business unit operating loss during the three months ended December 31, 2015 was driven primarily by increased D-VAR revenues in the current year period.  The decrease in the Grid business unit operating loss during the nine months ended December 31, 2015 was driven primarily by higher D-VAR revenues, increased production which resulted in better factory absorption, and the favorable impact of consolidating our Wisconsin facility into our Massachusetts facility during fiscal year 2014 which improved gross margin.

Unallocated corporate expenses primarily include stock-based compensation expense of $0.7 million and $2.5 million for the three and nine months ended December 31, 2015, respectively, and an impairment charge of $0.7 million, for the nine months ended December 31, 2015.  Unallocated corporate expenses primarily consist of stock-based compensation expense of $1.5 million and $4.6 million, and restructuring charges of $0.5 million and $5.4 million for the three and nine months ended December 31, 2014, respectively.

Change in fair value of derivatives and warrants

The change in fair value of derivatives and warrants resulted in a loss of $1.1 million and a gain of $0.4 million in the three and nine months ended December 31, 2015, respectively, compared to gains of $2.3 million and $3.0 million in the three and nine months ended December 31, 2014, respectively. The changes in the fair value were primarily driven by changes in stock price, which is a key valuation metric.

Gain on sale of minority interest

We recorded a gain on sale of minority interest of $2.5 million in the three months ended December 31, 2015, related to the sale of our investment in Blade Dynamics in that period.

Interest expense, net

Interest expense, net, was $0.2 million and $0.8 million in the three and nine months ended December 31, 2015, respectively, compared to $0.5 million and $1.6 million in the three and nine months ended December 31, 2014, respectively. The decreases in interest expense were due primarily to the maturity of one of our term loans with Hercules Technology Growth Capital, Inc. (“Hercules”) in December 2014.

Other (expense) income, net

Other (expense) income, net, was an expense of less than $0.1 million and $1.2 million in the three and nine months ended December 31, 2015, respectively, compared to other expense, net of $0.2 million and other income, net of $0.4 million in the three and nine months ended December 31, 2014, respectively.  The decrease in other expense, net during the three months ended December 31, 2015, was primarily driven by lower foreign currency losses.  The increase in other expense during the nine months ended December 31, 2015 was driven primarily by higher foreign currency losses in the current year as opposed to foreign currency gains in the prior year period, partially offset by lower minority interest charges resulting from the impairment of our minority interest in Tres Amigas during the three months ended June 30, 2015.

Income Taxes

Income tax expense was $0.8 million and $2.3 million in the three and nine months ended December 31, 2015, respectively, compared to $0.2 million and $0.4 million in the three and nine months ended December 31, 2014, respectively. The increases in income tax expense in both periods were primarily due to taxes related to dividend withholding taxes and increases in income taxes, including tax reserves, in foreign jurisdictions.

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

We define non-GAAP net loss as net loss before gain on sale of investment in Blade Dynamics, stock-based compensation, arbitration award expense, amortization of acquisition-related intangibles, restructuring and impairment charges, consumption of zero cost-basis inventory, changes in fair value of derivatives and warrants, non-cash interest expense, and the other non-cash or unusual charges, net of any tax effects related to these items, indicated in the table below. We believe non-GAAP net loss assists management and investors in comparing our performance across reporting periods on a consistent basis by excluding these non-cash or non-recurring charges that we do not believe are indicative of our core operating performance. We also regard non-GAAP net loss as a useful measure of operating performance which more closely aligns net loss with cash used in/provided by continuing operations. In addition, we use non-GAAP net loss as a factor in evaluating management’s performance when determining incentive compensation and to evaluate the effectiveness of our business strategies. A reconciliation of non-GAAP to GAAP net loss is set forth in the table below (in thousands, except per share data):

	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014

Net loss	$(2,957)	$(6,353)	$(19,777)	$(45,292)
Gain on sale of interest in Blade Dynamics, net of tax effect	(2,354)	-	(2,354)	-
Stock-based compensation	708	1,521	2,542	4,620
Arbitration award expense	-	-	-	10,188
Amortization of acquisition-related intangibles	39	39	118	118
Restructuring and impairment charges	-	507	779	5,416
Consumption of zero cost-basis inventory	(1,543)	(3,143)	(3,612)	(5,710)
Change in fair value of derivatives and warrants	1,092	(2,288)	(409)	(3,048)
Non-cash interest expense	83	147	290	490
Non-GAAP net loss	$(4,932)	$(9,570)	$(22,423)	$(33,218)

Non-GAAP loss per share	$(0.36)	$(1.09)	$(1.72)	$(4.04)
Weighted average shares outstanding - basic and diluted	13,539	8,764	13,052	8,228

We incurred non-GAAP net losses of $4.9 million and $22.4 million or $0.36 and $1.72 per share, for the three and nine months ended December 31, 2015, respectively, compared to non-GAAP net losses of $9.6 million and $33.2 million or $1.09 and $4.04 per share, for the three and nine months ended December 31, 2014, respectively. The decreases in non-GAAP net loss were driven primarily by higher revenues in both of our business units, including higher royalty revenues in our Wind segment, particularly in the nine months ended December 31, 2015, as previously discussed, as well as higher gross margin and lower operating expenses.

Liquidity and Capital Resources

At December 31, 2015, we had cash, cash equivalents, and restricted cash of $37.7 million, compared to $24.5 million at March 31, 2015, an increase of $13.2 million. Our cash and cash equivalents, and restricted cash are summarized as follows (in thousands):

	December 31,	March 31,
	2015	2015
Cash and cash equivalents	$36,437	$20,490
Restricted cash	1,228	4,059
Total cash, cash equivalents, and restricted cash	$37,665	$24,549

For the nine months ended December 31, 2015, net cash used in operating activities was $7.8 million compared to $20.9 million for the nine months ended December 31, 2014. The decrease in net cash used in operations was due primarily to lower net loss for the reasons discussed above offset by an increase in cash used from changes in operating asset and liability accounts during the nine months ended December 31, 2015 compared to the nine months ended December 31, 2014.

For the nine months ended December 31, 2015, net cash provided by investing activities was $4.9 million, compared to $4.4 million for the nine months ended December 31, 2014. The increase in net cash provided by investing activities was due primarily to the proceeds from the sale of our minority interest in Blade Dynamics, partially offset by a net decrease in the change in restricted cash of $1.9 million compared to the nine months ended December 31, 2014.

For the nine months ended December 31, 2015, net cash provided by financing activities was $19.2 million compared to $9.7 million in the nine months ended December 31, 2014. The increase in net cash provided by financing activities was primarily due to net proceeds of $22.3 million from the issuance of 4.0 million shares of common stock on April 29, 2015, which was an increase of $7.3 million over the prior year period net offering proceeds from the sale of shares under our At-Market Sales Arrangement and an equity offering in November 2014.  Additionally, amounts repaid for debt decreased by $3.3 million compared to the prior year period due to the repayment in full of one of our term loans in the prior-year period.

At December 31, 2015, we had $0.4 million of restricted cash included in current assets and $0.8 million of restricted cash included in long-term assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts and customs authorities. These deposits are held in interest bearing accounts.

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

The Term Loans are secured by substantially all of our existing and future assets, including a mortgage on real property owned by our wholly-owned subsidiary, ASC Devens LLC, and located at 64 Jackson Road, Devens, Massachusetts.  The Term Loans contain certain covenants that restrict our ability to, among other things, incur or assume certain debt, merge or consolidate, materially change the nature of our business, make certain investments, acquire or dispose of certain assets, make guarantees or grant liens on our assets, make certain loans, advances or investments, declare dividends or make distributions or enter into transactions with affiliates. In addition, there is a covenant that requires us to maintain a minimum unrestricted cash balance (the “Minimum Threshold”) in the United States.  As part of the Hercules Second Amendment, this Minimum Threshold was amended to be the lower of $5.0 million or the aggregate outstanding principal balance of the Term Loans.  As a result of the April 2015 offering (see discussion below), the Minimum Threshold was reduced to the lesser of $2.0 million or the aggregate outstanding principal balance of the Term Loans.  As of December 31, 2015, the Minimum Threshold was $2.0 million.  The events of default under the Term Loans include, but are not limited to, failure to pay amounts due, breaches of covenants, bankruptcy events, cross defaults under other material indebtedness and the occurrence of a material adverse effect and/or change in control. In the case of a continuing event of default, Hercules may, among other remedies, declare due all unpaid principal amounts outstanding and any accrued but unpaid interest and foreclose on all collateral granted to Hercules as security under the Term Loans.

We believe we are in and expect to remain in compliance with the covenants and restrictions under the Term Loans as of the date of this Quarterly Report on Form 10-Q. If we fail to stay in compliance with our covenants or experience some other event of default, we may be forced to repay the outstanding principal on the Term Loans.

We have experienced recurring operating losses and as of December 31, 2015, had an accumulated deficit of $924.8 million. In addition, we have experienced recurring negative operating cash flows. At December 31, 2015, we had cash and cash equivalents of $36.4 million, as compared to cash used in operations of $7.8 million for the nine months ended December 31, 2015. On April 29, 2015, we completed an equity offering which raised net proceeds of $22.3 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us from the sale of 4.0 million shares of our common stock at a public offering price of $6.00 per share.  On October 6, 2015, 100% of the outstanding common stock of Blade Dynamics was acquired by a subsidiary of General Electric Company.  After deducting transaction expenses, we received net proceeds of $2.5 million from the sale, which was recorded as a gain during the three months ended December 31, 2015.  Additionally, under the terms of the purchase agreement, we may be entitled to receive up to an additional $1.6 million in proceeds, upon the successful achievement of certain milestones by Blade Dynamics over the next three years.   In addition, in December 2015, we entered into a set of strategic agreements valued at approximately $210.0 million with Inox, which includes a multi-year supply contract pursuant to which we will supply electric control systems to Inox and a license agreement allowing Inox to manufacture a limited number of electrical control systems over the next three to four years.  After this initial three to four year period, we will continue as Inox’s preferred supplier and Inox will be required to purchase from us a majority of its electric control systems requirements for an additional three-year period.  These agreements are expected to provide a foundation for the business as we pursue our longer-term objectives.

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

In November 2015, the FASB issued ASU 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.  The amendments in ASU 2015-17 require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years.  We are currently evaluating the impact, if any, the adoption of ASU 2015-17 may have on our current practices.

In January 2016, the FASB issued ASU 2016-01 Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The amendments in ASU 2016-01 will enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years.  We are currently evaluating the impact, if any, the adoption of ASU 2016-01 may have on our current practices.

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

The impact of foreign currency transaction and translation activities on net loss for the three and nine months ended December 31, 2015 were losses of less than $0.1 million and $1.0 million, respectively.  The impact of foreign currency transaction and translation activities on net loss for the three and nine months ended December 31, 2014 were gains of $0.5 million and $1.6 million, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We submitted a civil action application to the Beijing Higher People’s Court against Sinovel and certain of its employees for trade secret infringement on September 13, 2011 under the caption (2011) Gao Min Chu Zi No. 4193. The application alleges the defendants’ unauthorized use of portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines as described above with respect to the Copyright Action. We are seeking monetary damages of RMB 2.9 billion ($453 million) for the trade secret infringement as well as reimbursement of all costs and reasonable expenses. The Beijing Higher People’s Court has accepted the case, which was necessary in order for the case to proceed. On December 22, 2011 the Beijing Higher People’s Court transferred the case to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Gao Min Chu Zi No. 4193. On June 7, 2012, we received an Acceptance Notice from the Beijing No.1 Intermediate People’s Court under the caption (2012) Yi Zhong Min Chu Zi No.6833. In August 2012, Sinovel filed a motion to remove this case from the Beijing No. 1 Intermediate People’s Court and transfer the matter to the Beijing Arbitration Commission.  On February 24, 2014, the Beijing No. 1 Intermediate People’s Court denied Sinovel’s motion to remove and transfer the case.  On March 13, 2014, Sinovel filed an appeal of the Beijing No. 1 Intermediate People’s Court decision to the Beijing Higher People’s Court.  On August 7, 2014, the Beijing Higher People’s Court upheld the Beijing No.1 Intermediate Court’s decision and rejected Sinovel’s appeal regarding the jurisdiction opposition.  The Beijing No. 1 Intermediate Court held the first substantive hearing on May 11, 2015.  On June 15, 2015, we submitted a request for the withdrawal of our complaint to the Beijing No. 1 Intermediate Court.  On June 16, 2015, the Beijing No. 1 Intermediate Court granted our request.  We immediately filed a civil action application to the Beijing Intellectual Property Court against the same parties and seeking the same amount of monetary damages for trade secret infringement on June 16, 2015 under the caption (2015) Jin Zhi Min Chu Zi No. 1135.  On January 18, 2016, the Beijing Intellectual Property Court held its first substantive hearing on our trade secret infringement case.  At the hearing, the parties presented evidence, reviewed claims and answered questions from the court.  We are awaiting a decision from the Beijing Intellectual Property Court.

On September 16, 2011, we filed a civil copyright infringement complaint in the Hainan Province No. 1 Intermediate People’s Court against Dalian Guotong Electric Co. Ltd. (“Guotong”), a supplier of power converter products to Sinovel, and Huaneng Hainan Power, Inc. (“Huaneng”), a wind farm operator that has purchased Sinovel wind turbines containing Guotong power converter products. The case is captioned (2011) Hainan Yi Zhong Min Chu Zi No. 62. The application alleges that our PM1000 converters in certain Sinovel wind turbines have been replaced by converters produced by Guotong. Because the Guotong converters are being used in wind turbines containing our wind turbine control software, we believe that our copyrighted software is being infringed. We are seeking a cease and desist order with respect to the unauthorized use of our software, monetary damages of RMB 1.2 million ($0.2 million) for our economic losses (with respect to Guotong only) and reimbursement of all costs and reasonable expenses. The court has accepted the case, which was necessary in order for the case to proceed. In addition, upon the request of the defendant Huaneng, Sinovel has been added by the court to this case as a defendant and Huaneng has been released from this case. In December 2011, Sinovel filed a jurisdiction opposition motion requesting dismissal by the Hainan Province No. 1 Intermediate People’s Court, saying the case should be governed by the Beijing Arbitration Commission. On February 3, 2012, we received the Civil Ruling from the court, which granted Sinovel’s motion, and dismissed the entire case. We appealed the court’s ruling to the Hainan Higher Court, which on April 5, 2012 upheld the decision of the Hainan Province No. 1 Intermediate People’s Court. On April 9, 2012, we filed an appeal of the Hainan Higher Court’s decision with China’s Supreme People’s Court. China’s Supreme People’s Court accepted the appeal on May 23, 2012. The case is captioned, (2012) Min Shen Zi No. 630. On December 20, 2012, China’s Supreme People’s Court issued a Civil ruling, holding that (1) it will conduct a re-trial of our appeal and (2) the lower court’s decision will be stayed pending the re-trial. China’s Supreme People’s Court conducted a re-trial of our appeal on May 29, 2013.  On January 26, 2014, the Supreme People’s Court revoked Hainan No. 1 Intermediate People’s Court and Hainan Higher People’s Court rulings and ruled that the case shall be heard by the Hainan No. 1 Intermediate People’s Court.  The Hainan No. 1 Intermediate People’s Court accepted the case under the caption (2014) Hainan Yi Zhong Min San Chu Zi No. 1. On October 21, 2014, the Hainan No. 1 Intermediate People’s Court changed the caption of this case to (2014) Hainan Yi Zhong Zhi Min Chu Zi No. 2.  On November 18, 2014, the Hainan No. 1 Intermediate People’s Court held its first substantive hearing in the Hainan case.    At the hearing, the parties presented evidence, reviewed claims, and answered questions from the court.  On June 3, 2015, we received notification from the Hainan No. 1 Intermediate People’s Court that it dismissed the case for what it cited was a lack of evidence.  On June 18, 2015 we filed an appeal of the Hainan No. 1 Intermediate People’s Court decision to dismiss the case with the Hainan Higher People’s Court.  On August 20, 2015, the Hainan Higher People’s Court accepted the appeal under the caption (2015) QiongZhi Min Zhong Zi No. 6.  On November 26, 2015, the Hainan Higher People’s Court held its first substantive hearing on our appeal of the Hainan No. 1 Intermediate People’s Court’s dismissal of the case.  At the hearing, the parties presented evidence and answered questions from the court.  We are awaiting a decision from the Hainan Higher People’s Court.

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

AMERICAN SUPERCONDUCTOR CORPORATION
Date:	February 9, 2016	By:	/s/ David A. Henry
David A. Henry
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

+10.1	Supply Contract, dated December 16, 2015, by and between Inox Wind Limited and American Superconductor Corporation.					*

+10.2	Technology License Agreement, dated December 16, 2015, by and between AMSC Austria GMBH, American Superconductor Corporation, and Inox Wind Limited.					*

+10.3	Amendment No. 2 to Supply Contract (dated June 2, 2014), by and between Inox Wind Limited and American Superconductor Corporation, entered into on December 14, 2015.					*

+10.4	Amendment No. 3 to Supply Contract (dated August 15, 2014), by and between Inox Wind Limited and American Superconductor Corporation, entered into on November 19, 2015.					*

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet as of December 31, 2015 and March 31, 2015 (ii) Condensed Statements of Operations and Income for the three and nine months ended December 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended December 31, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2015 and 2014, and (v) Notes to Condensed Consolidated Financial Statements.