Form 10-K
period 2016-03-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2016-05-31
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on September 30, 2015, based on the closing price of the shares of Common Stock on the Nasdaq Global Select Market on that date ($4.33 per share) was $50.2 million.

Number of shares outstanding of the registrant’s Common Stock, as of May 25, 2016 was 14,045,836.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the annual meeting of stockholders scheduled to be held on July 29, 2016, to be filed with the Securities and Exchange Commission (the “SEC”), are incorporated by reference in answer to Part III of this Form 10-K.

AMERICAN SUPERCONDUCTOR CORPORATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Annual Report that relate to future events or conditions, including without limitation, the statements in Part I, “Item 1A. Risk Factors” and in Part II under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects or our prospective results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain. There are a number of important factors that could materially impact the value of our common stock or cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include the important factors discussed under the caption “Risk Factors” in Part 1. Item 1A of this Form 10-K for the fiscal year ended March 31, 2016, which among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Any such forward-looking statements represent management’s estimates as of the date of this Annual Report on Form 10-K. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

PART I

Item 1.	BUSINESS

Overview

American Superconductor Corporation (together with its subsidiaries, “AMSC®” or the “Company”) was founded on April 9, 1987. We are a leading provider of megawatt-scale solutions that lower the cost of wind power and enhance the performance of the power grid. In the wind power market, we enable manufacturers to field highly competitive wind turbines through our advanced power electronics products, engineering, and support services. In the power grid market, we enable electric utilities, industrial facilities, and renewable energy project developers to connect, transmit and distribute power through our transmission planning services and power electronics, and superconductor-based products. Our wind and power grid products and services provide exceptional reliability, security, efficiency, and affordability to our customers.

Our company has designed wind turbines for or licensed wind turbine designs to more than 10 wind turbine manufacturing customers including Inox Wind Limited (“Inox”) in India. We have also served over 100 customers in the grid market since our inception, including American Electric Power, Long Island Power Authority and Keys Energy Services in the United States, EDF Group in France, Korean Electric Power Corporation in Korea, Scottish & Southern Energy in the United Kingdom, Consolidated Power Projects (Pty) Ltd in South Africa, and Ergon Energy in Australia. We serve customers globally through a localized sales and field service presence in our core target markets.  Additionally, our sales personnel in the United States are supported by manufacturers’ representatives.

Our wind and power grid solutions help to improve energy efficiency, alleviate power grid capacity constraints and increase the adoption of renewable energy generation. Demand for our solutions is driven by the growing needs for renewable sources of electricity, such as wind and solar energy, and for modernized smart grids that improve power reliability, security, and quality. Concerns about these factors have led to increased spending by corporations as well as supportive government regulations and initiatives on local, state and national levels, including renewable portfolio standards, tax incentives, and international treaties. We estimate that today’s total annual addressable global market for our wind and grid solutions is approximately $11.0 billion.

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

•

Grid. Through our Gridtec SolutionsTM, our Grid business segment enables electric utilities and renewable energy project developers to connect, transmit and distribute power with exceptional efficiency, reliability, security and affordability. We provide transmission planning services that allow us to identify power grid congestion, poor power quality, and other risks, which help us determine how our solutions can improve network performance. These services often lead to sales of our grid interconnection solutions for wind farms and solar power plants, power quality systems and transmission and distribution cable systems.  We also sell ship protection products to the U.S. Navy.

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

•

Robust Patent Position and Engineering Expertise. As of March 31, 2016, we owned almost 400 patents and patent applications worldwide (including international counterparts to U.S. patents), and had rights through exclusive and non-exclusive licenses to more than 200 additional patents and patent applications worldwide. We believe our technology and manufacturing knowledge base, customer and product expertise and patent portfolio provide a strong competitive position.

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

•

Product Innovation. We have a strong record of developing unique solutions for megawatt-scale power applications and will continue our focus on investing in innovation. Recently, our product development efforts have included our Resilient Electric Grid (“REG”) system for the electricity grid and Ship Protection Systems for the U.S. Navy.

Market opportunities

Our solutions address two substantial global demands:

•	the demand for renewable sources of electricity, and
•	the demand for modernized, smart power grid infrastructure that alleviates capacity constraints and improves electricity reliability, security, and efficiency.

Wind market overview

According to GlobalData, a research firm, nearly 55 Gigawatts (GW) of wind generation capacity were added worldwide in 2015, as compared to 52 GW in 2014.  GlobalData anticipates that more than 56 GW of additional capacity will be added in 2016.

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

•

Electrical Control Systems. We provide full electrical control systems (“ECS”) or a subset of those systems (“core electrical components”) to manufacturers of wind turbines designed by us. Our ECS regulate voltage, control power flows and maximize wind turbine efficiency, among other functions. To date, we have shipped enough core electrical components and complete ECS to power nearly 16,000 Megawatts (“MW”) of wind power. We believe our ECS represent approximately 5-10% of a wind turbine’s bill of materials. We believe that the total addressable market for ECS was approximately $3.2 billion annually in 2015.

•

Wind Turbine Designs. We design and develop entire state-of-the-art onshore and offshore wind turbines with power ratings of 2 MWs and higher for manufacturers who are in the business of producing wind turbines or who plan to enter the business of manufacturing wind turbines. These customers typically pay us licensing fees, and in some cases royalties for wind turbine designs, and purchase from us the core electrical components or complete electrical control systems needed to operate the wind turbines.

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

Our solutions for the grid market

We address these challenges in the Grid market by providing services and solutions designed to increase the power grid’s capacity, reliability, security and efficiency.  We also provide advanced ship protection equipment for the U.S Navy in this segment as each Navy ship can be thought of as having its own power grid.  Our solutions include:

•

Superconductor Wire and Applications. Conventional conductors of electricity, such as aluminum and copper wire, lose energy due to resistance. Using a compound of yttrium barium copper oxide (“YBCO”), we manufacture and provide high-temperature superconductor (“HTS”) wire that can conduct many times more electricity than conventional conductors with no power loss. We have developed full system solutions that we sell and expect to continue to sell directly to customers.  This business model leverages our applications expertise, drives value beyond the wire and enables us to recognize revenue and take ownership over the marketing and sales of the full systems.  These systems include:

o

Resilient Electric Grid Systems. Our REG system has two primary applications that increase the reliability and the capacity of the urban infrastructure.  For applications focused on reliability improvement, the REG cable is best used in a “ring” or “loop” configuration to interconnect nearby urban substations.  This enables urban utilities to share transmission connections and excess station capacity, while controlling the high fault currents that naturally result from such interconnections, providing protection against the adverse effects that follow the loss of critical substation facilities in urban areas.  For applications focused on capacity improvement, the REG cable can be used in a “branch” configuration. In this application, the REG cable connects an existing large urban substation with a new, much smaller, and more simplified substation within the city at a lower cost. The smaller urban substation does not need large power transformers and takes up much less space, thereby significantly reducing real estate, construction, and other related costs in the urban area. The key component to the REG system is a breakthrough cable system that combines very high power handling capacity with fault current limiting characteristics, features that are attributable to our proprietary HTS wire. Assuming all urban substations in major cities in the U.S. could be connected with our REG system, we believe the total annual addressable market is approximately $5.7 billion.

o

Ship Protection Systems.  The primary focus of our ship protection systems (“SPS”) has been degaussing systems. These systems reduce a Naval ship’s magnetic signature, making it much more difficult for a mine to detect and damage a ship.  Traditionally made of heavy copper wire, degaussing is required on all Navy combat ships.  Our HTS advanced degaussing system is lightweight, compact, and often outperforms its conventional counterpart.  This HTS system is estimated to enable a 50 to 80 percent reduction in total degaussing system weight, offering significant potential for fuel savings or options to add different payloads. The core components of a degaussing system are transferable to other applications being targeted for ship implementation. We are also continuing to work on expanding HTS technology into the fleet through a variety of applications for power, propulsion, and protection equipment. We estimate that the total addressable market for HTS-based, ship protection systems for the U.S. Navy fleet to be between $70.0 million and $120.0 million per year between the years 2020 and 2025.

•

FACTS Systems. Flexible alternating current transmission system – or FACTS – is a system that consists of power electronics and other static components used for controlling power flow and voltage in the AC transmission system.  FACTS products aim to increase controllability and power transferability of a network, which allows more effective utilization of existing assets, and reduces the need for new transmission lines and facilities to increase electricity availability.  Our FACTS sales process begins with our group of experienced transmission planners working with power grid operators, renewable energy developers, and industrial system operators to identify power grid constraints and determine how our solutions might improve network performance.  These services often lead to sales of grid interconnection solutions for wind farms and solar power plants, power quality systems for utilities and heavy industrial operations and transmission and distribution cable systems.  Our transmission planners work with our customers on the following solutions:

o

D-VAR® Systems. The power that flows through AC networks comprises both real power, measured in watts, and reactive power, measured in Volt Amp Reactive (“VARs”). In simple terms, reactive power is required to support voltage in the power network. D-VAR systems can provide the reactive power needed to stabilize voltage on the grid.  These systems also can be used to connect wind farms and solar power plants to the power grid seamlessly as well as to protect certain industrial facilities against voltage swells and sags. GlobalData and AMSC estimate the market for FACTS systems such as D-VAR was more than $2.0 billion in 2015.

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

•	We are also offering full system solutions through a collaboration with industry leader Nexans:
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

PowerModule Power Converters

Our family of PowerModule power electronic converters incorporates power semiconductor devices that switch, control and move large amounts of power faster and with far less disruption than the electromechanical switches historically used. While today our PowerModule systems are used primarily in our ECS and D-VAR systems, they also have been incorporated into electric motor drives, distributed and dispersed generation devices (micro-turbines, fuel cells, and photovoltaics), power quality solutions, batteries, and flywheel-based uninterruptible power supplies.

Research and Development

Our research and development expenses were $12.3 million, $11.9 million and $12.2 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

Customers

We have designed wind turbines for or licensed wind turbine designs to more than 10 wind turbine manufacturing customers including Inox in India. We have also served over 100 customers in the grid market since our inception, including American Electric Power, Long Island Power Authority and Keys Energy Services in the United States, EDF Group in France, Korean Electric Power Corporation in Korea, Scottish & Southern Energy in the United Kingdom, Consolidated Power Projects (Pty) Ltd in South Africa, and Ergon Energy in Australia. We serve customers globally through a localized sales and field service presence in our core target markets.

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

Our global footprint also includes sales and field service offices in Australia, Germany, India, Korea and the United Kingdom.

Sales and marketing

Our strategy is to serve customers locally in our core target markets through a direct sales force operating out of sales offices worldwide. In addition, we utilize manufacturers’ sales representatives in the United States to market our products to utilities in North America.  The sales force also leverages business development staff for our various offerings as well as our team of wind turbine engineers and power grid transmission planners, all of whom help to ensure that we have an in-depth understanding of customer needs and provide cost-effective solutions for those needs.

In fiscal 2015, Inox accounted for 62% of our total revenues, and no other customer accounted for more than 10% of our total revenues.  In fiscal 2014, Inox accounted for 56% of our total revenues, and no other customer accounted for more than 10% of our total revenues.  In fiscal 2013, Inox and Beijing JINGCHENG New Energy accounted for 31% and 18%, respectively, of our total revenues.

The portion of total revenue recognized from customers located outside the United States was 85%, 86% and 87% for fiscal 2015, 2014 and 2013, respectively. Of the revenue recognized from customers outside the United States, we recognized 73%, 65% and 36% from customers in India for fiscal 2015, 2014 and 2013, respectively, and we recognized 10%, 17% and 34% from customers in China in fiscal 2015, 2014 and 2013, respectively. For additional financial information, see the notes to consolidated financial statements included herein, including Note 17, “Business Segments”.

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

Backlog

We had backlog at March 31, 2016 of approximately $88.9 million from government and commercial customers, compared to $40.7 million at March 31, 2015. Current backlog represents the value of contracts and purchase orders received for which delivery is expected during the next twelve months based on contractually agreed-upon terms.  The year over year increase in backlog is driven primarily by the larger orders received from Inox in fiscal 2015, as well as stronger orders recently for our D-VAR products.  Of our reported twelve month backlog at March 31, 2016, $58.0 million pertains to the supply contract with Inox entered into in December 2015, shipments under which are expected to commence once Inox makes the required $2.0 advance payment under the supply contract.  See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, for further discussion of the strategic agreements entered into with Inox.

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

Grid

We face competition from other companies offering FACTS systems similar to our D-VAR products. These include static var compensators (“SVCs”) from ABB, General Electric, AREVA, Mitsubishi Electric, and Siemens; adaptive VAR compensators and STATCOMs produced by ABB, Siemens, and S&C Electric; Dynamic voltage restorers (“DVRs”) produced by companies such as ABB and S&C Electric; and flywheels and battery-based uninterruptable power supply (“UPS”) systems offered by various companies around the world.

We face competition both from suppliers of traditional utility solutions and from companies who are developing HTS wires. We also face competition for our Amperium wire from a number of companies in the United States and abroad. These include Superconductor Technologies and Superpower (a subsidiary of Furukawa) in the United States; Fujikura and Sumitomo in Japan; SuNAM in South Korea; BASF Corporation in Europe (“BASF”), Innova and Shanghai Creative Superconductor in China; and SuperOx in Russia. With our HTS-based REG product, we are offering a new approach that provides alternatives to utilities for power system design. Therefore, we believe that we compete with traditional approaches such as new full sized substations, overhead and underground transmission, and urban power transformers.

We believe we are currently the only company that can offer HTS-based SPS products that have been fully qualified for use aboard Navy surface combatants.  Therefore, the primary competition for our SPS products is currently coming from defense contractors that provide the copper-based systems that our lighter, more efficient HTS versions have been developed to replace.  Companies such as L3, Excelis, Raytheon and Textron have the bulk of the copper-based business today.  However, over time, as the HTS-based SPS proliferate to the fleet, companies that have the capability to manufacture and/or package HTS wire into robust, turn-key systems will likely attempt to duplicate our products, and thus additional competition is expected from more traditional HTS competitors such as those listed above.

Many of our competitors have substantially greater financial resources, research and development, manufacturing and marketing capabilities than we do. In addition, as our target markets develop, other large industrial companies may enter these fields and compete with us.

Patents, licenses and trade secrets

Patent Background

An important part of our business strategy is to develop a strong worldwide patent position in all of our technology areas. Our intellectual property (“IP”) portfolio includes both patents we own and patents we license from others. We devote substantial resources to building a strong patent position. As of March 31, 2016, we owned (either solely or jointly) 100 U.S. patents and 8 U.S. patent applications on file. We also hold licenses from third parties covering more than 75 issued U.S. patents and patent applications. Together with the international counterparts of each of these patents and patent applications, we own almost 400 patents and patent applications worldwide, and have rights through exclusive and non-exclusive licenses to more than 200 additional patents and patent applications. We believe that our current patent position, together with our ability to obtain licenses from other parties to the extent necessary, will provide us with sufficient proprietary rights to develop and sell our products. However, for the reasons described below, we cannot assure you that this will be the case.

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

There are multiple foreign counter-part patents that continue to be exclusively licensed to AMSC that expire in fiscal year 2016.

Wind and Grid Patents

We have received patents and filed a significant number of additional patent applications on power quality and reliability systems, including our D-VAR products. Our products are covered by 60 patents and patents pending worldwide on both our systems and power converter products. The patents and applications focus on inventions that significantly improve product performance and reduce product costs, thereby providing a competitive advantage. One invention of note allows for a reduction in the number of power inverters required in the system by optimally running the inverters in overload mode, thereby significantly reducing overall system costs. Another important invention uses inverters to offset transients due to capacitor bank switching, which provides improved system performance.

Under our Windtec SolutionsTM brand, we design a variety of wind turbine systems and license these designs, including expertise and patent rights, to third parties for an upfront fee, plus in some cases, future royalties. Our wind turbine designs are covered by more than 30 patents and patents pending worldwide on wind turbine technology. We have patent coverage on the unique design features of our blade pitch control system, which ensures optimal aerodynamic flow conditions on the turbine blades and improves system efficiency and performance. The pitch system includes a patented SafetyLOCK™ feature that causes the blades to rotate to a feathered position to prevent the rotor blades from spinning during a fault.

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

HTS Patents

Since the discovery of high temperature superconductors in 1986, rapid technical advances have characterized the HTS industry, which in turn have resulted in a large number of patents, including overlapping patents, relating to superconductivity. As a result, the patent situation in the field of HTS technology and products is unusually complex. We have obtained licenses to patents and patent applications covering some HTS materials. We have acquired exclusive rights (through 2017) to a fundamental U.S. patent (U.S. 8,060,169 B1) covering 2G and similar HTS wire and applications. However, we may have to obtain additional licenses to HTS materials and, upon expiration of U.S. 8,060,169, to the materials covered by such patent.

We are focusing on the production of our Amperium wire, and we intend to continue to maintain a leadership position in 2G HTS wire through a combination of patents, licenses and proprietary expertise. In addition to our owned patents and patent applications in 2G HTS wire, we have obtained licenses from (i) MIT for the MOD process we use to deposit the YBCO layer, (ii) Alcatel-Lucent on the YBCO material, and (iii) the University of Tennessee/Battelle for the RABiTS® process we use for the substrate and buffer layers for this technology. During fiscal 2015, we entered into a Joint Development Agreement (“JDA”) and licensed certain of our HTS manufacturing process technology to BASF.  Under the JDA, we agreed with BASF to develop a new solutions-based deposition technology for the interface layers of our Amperium wire.  Should this development effort be successful, any newly developed intellectual property as a result of the JDA will be owned by BASF, but we will have the right to incorporate this new technology into our manufacturing process on a royalty-free basis.  Alternatively, we could purchase HTS wire directly from BASF should they decide to manufacture and sell HTS wire.  If alternative processes become more promising in the future, we also expect to seek to develop a proprietary position in these alternative processes.

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

Employees

As of March 31, 2016, we employed 369 persons. None of our employees are represented by a labor union. Retaining our key employees is important for achieving our goals, and we are committed to developing a working environment that motivates and rewards our employees.

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

Executive officers of the registrant

The table and biographical summaries set forth below contain information with respect to our executive officers as of the date of this filing:

Name	Age	Position
Daniel P. McGahn	44	President, Chief Executive Officer and Director
David A. Henry	54	Executive Vice President, Chief Financial Officer and Treasurer
James F. Maguire	60	Executive Vice President, Operations

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

We have recorded net losses in each of the last three fiscal years, including a net loss of $23.1 million for the fiscal year ended March 31, 2016, and it is unlikely that we will be profitable in fiscal 2016. We cannot be certain that we will regain profitability in the future.

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

As of March 31, 2016, we had approximately $40.7 million of cash, cash equivalents, and restricted cash, and during the fiscal year ended March 31, 2016, we used $4.6 million in cash for our operating activities. We have experienced substantial net losses, including a net loss of $23.1 million for the fiscal year ended March 31, 2016. From April 1, 2011 through March 31, 2016, our various restructuring activities resulted in a substantial reduction of our global workforce. We plan to continue to closely monitor our expenses and if required, will further reduce operating costs and capital spending to enhance liquidity.

Our liquidity is highly dependent on our ability to profitably grow our revenues, control our operating costs, fund monthly obligations under our term loans (collectively, the “Term Loans”) with Hercules Technology Growth Capital, Inc. (“Hercules”), and secure additional financing if required.  We may require additional capital to adequately respond to future business challenges or opportunities, including, but not limited to, the need to develop new products or enhance existing products, maintaining or expanding research and development projects, and the need to build inventory or to invest other cash to support business growth.  In the event that additional liquidity is required, there can be no assurance that such financing would be available or, if available, that such financing could be obtained upon terms acceptable to us.

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

Currency exchange rate fluctuations could have an adverse effect on our revenues and results of operations, and we could experience losses with respect to hedging activities. In fiscal 2015, 85% of our revenues were recognized from sales outside the United States. In addition, approximately 64% of our revenues in fiscal 2015 were derived under sales contracts where prices were denominated in the Euro.  Unfavorable currency fluctuations could require us to increase prices to foreign customers, which could result in a lesser number of orders, and therefore lower revenues, from such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be adversely affected. In addition, most sales made by our foreign subsidiaries are denominated in the currency of the country in which these products are sold, and the currency they receive in payment for such sales could be less valuable at the time of receipt as a result of exchange rate fluctuations. From time to time, we enter into derivative instruments, including forward foreign exchange contracts and currency options to reduce currency exposure arising from intercompany sales of inventory and exposures arising from the sale of products denominated in one currency while costs are denominated in another. However, we cannot be certain that our efforts will be adequate to protect us against significant currency fluctuations or that such efforts will not expose us to additional exchange rate risks.

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired and may lead investors and other users to lose confidence in our financial data.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements.

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

Our Term Loans include certain covenants and other events of default. Should we not comply with these covenants or incur an event of default, Hercules may accelerate our payment obligations under our Term Loans, which could have an adverse effect on our liquidity.

Our Term Loans include certain financial and administrative covenants, including a requirement to maintain a minimum unrestricted U.S. cash balance equal to the lower of $2.0 million or the aggregate outstanding principal balance of the Term Loans.  As of March 31, 2016, the minimum threshold was $2.0 million.

If we fail to stay in compliance with our covenants or suffer some other event of default under the Term Loans, Hercules may accelerate our payment obligations, and we may be required to repay the outstanding principal in cash. Should this occur, our liquidity would be adversely impacted.

Risks Related to Our Operations

A significant portion of our revenues are derived from a single customer.

Our largest customer is Inox in India.  Inox accounted for 62% of our total revenues during the fiscal year ended March 31, 2016 and 56% of our revenues during the fiscal year ended March 31, 2015.  Revenues from Inox are supported by supply contracts to purchase, and a license to make, use and supply, wind turbine electrical control systems.  If Inox cancelled such contracts, or discontinued future purchases from us under the supply contracts, we would likely be unable to replace the related revenues.  This would have a material adverse impact on our operating results and financial position.

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

Despite our implementation of security measures, our systems are vulnerable to damages from computer viruses, natural disasters, unauthorized access and other similar disruptions. Our business is also subject to break-ins, sabotage, and intentional acts of vandalism by third parties as well as employees. Our business activities in China may increase our risks to such breaches. For example, a former employee of our Austrian subsidiary pled guilty in September 2011 to charges of economic espionage and fraudulent manipulation of data. The evidence presented during the trial showed that this former employee was contracted by Sinovel through an intermediary while employed by us and improperly obtained and transferred to Sinovel portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines. Moreover, the evidence shows that this former employee illegally used source code to develop, for Sinovel, a software modification to circumvent the encryption and remove technical protection measures on the PM3000 power converters in 1.5MW wind turbines in the field. Any system failure, accident, or security breach could result in disruptions to our operations. To the extent that any disruption or security breach results in a loss or damage to our data, or inappropriate disclosure of confidential information, it could harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

We may have manufacturing quality issues at our manufacturing facility in Romania, which would negatively affect our revenues and financial position.

We have leased a manufacturing facility in Timisoara, Romania, where we manufacture wind turbine electrical control systems for all other markets apart from the Chinese market. If we experience delays or increased costs, cannot produce a high quality product, are unable to hire and to retain a sufficient number of qualified personnel, or other unforeseen events occur, our business, financial condition and results of operations could be adversely affected.

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

Many of the revenue opportunities for our business involve projects, such as the installation of superconductor cables in power grids and electrical system hardware in wind turbines, in which we collaborate with other companies, including suppliers of cryogenic systems, manufacturers of electric power cables and manufacturers of wind turbines. As a result, most of our current and planned revenue-generating projects involve business collaborators on whose performance our revenue is dependent. If these business collaborators fail to deliver their products or perform their obligations on a timely basis or fail to generate sufficient demand for the systems they manufacture, our revenue from the project may be delayed or decreased, and we may not be successful in selling our products.

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

Our contracts with the U.S. government are subject to audit, modification or termination by the U.S. government and include certain other provisions in favor of the government. The continued funding of such contracts remains subject to annual congressional appropriation, which, if not approved, could reduce our revenue and lower or eliminate our profit.

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

We may decide to enter into arrangements with third parties for the marketing or distribution of our products, including arrangements in which our products, such as Amperium wire, are included as a component of a larger product, such as a power cable system. By entering into marketing and sales alliances, the financial benefits to us of commercializing our products will be dependent on the efforts of others.

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

Risks Related to Our Markets

Our success depends upon the commercial use of high temperature superconductor (“HTS”) products, which is currently limited, and a widespread commercial market for our products may not develop.

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

It is possible that the market demands we currently anticipate for our HTS products will not develop and that they will never achieve widespread commercial acceptance. In such event, we would not be able to implement our strategy, and our profits could be reduced or eliminated.  Even if a commercial market for our HTS products were to develop, commercial terms requested by utilities and power grid operators relating to bonding requirements, limitations of liability, warranty periods, or other contractual provisions, may not be acceptable to us, which could impede our ability to enter into contractual arrangements for the sale of our HTS products.

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

Our financial performance could be affected by the political and social environment in India.  In recent years, India has experienced civil unrest and terrorism and has been involved in conflicts with neighboring countries.  The potential for hostilities between India and Pakistan has been high in light of tensions related to recent terrorist incidents in India and the unsettled nature of the regional geopolitical environment, including events in and related to Afghanistan and Iraq.

With respect to our activities in all emerging markets, we may be impacted by issues with managing foreign sales operations, including long payment cycles, potential difficulties in accounts receivable collection and, especially from significant customers, fluctuations in the timing and amount of orders. The adverse effect of any of these issues on our business could be increased due to the concentration of our business with a small number of customers. For instance, the Chinese government has, in the past, restricted lending from banks to companies in China as a means to fight inflation, resulting in a limitation of access to credit. Problems with collections from, or sales to, any one of those customers could reduce our revenue and harm our financial performance. Operations in foreign countries also expose us to risks relating to difficulties in enforcing our proprietary rights, currency fluctuations and adverse or deteriorating economic conditions. If we experience problems with obtaining registrations, compliance with foreign country or applicable U.S. laws, or if we experience difficulties in payments or intellectual property matters in foreign jurisdictions, or if significant political, economic or regulatory changes occur, our results of operations would be adversely affected.

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

Our Grid business faces competition from companies offering FACTS systems similar to our D-VAR products. These include SVCs from ABB, General Electric, AREVA, Mitsubishi Electric and Siemens; adaptive VAR compensators and STATCOMs produced by ABB, Siemens, and S&C Electric; dynamic voltage restorers produced by companies such as ABB and S&C Electric; and flywheels and battery-based UPS systems offered by various companies around the world.

Our Grid business also faces competition both from suppliers of traditional wires made from materials such as copper and from companies who are developing HTS wires.

Finally, our Grid business faces competition for our Amperium wire from a number of companies in the United States and abroad who are developing 2G HTS wire technology. These include Superconductor Technologies and Superpower (a subsidiary of Furukawa) in the United States; Fujikura, and Sumitomo in Japan; SuNAM in South Korea; BASF in Europe; Innova and Shanghai Creative Superconductor in China; and SuperOx in Russia.  With our HTS-based REG product, we are offering a new approach that provides alternatives to utilities for power system design.  Therefore, we believe that we compete with traditional approaches such as new full-sized substations, overhead and underground transmission, and urban power transformers.

We believe we are currently the only company that can offer HTS-based SPS that have been fully qualified for use aboard Navy surface combatants.  Therefore, the primary competition for our SPS products is currently coming from defense contractors that provide the copper-based systems that our lighter, more efficient HTS versions have been developed to replace.  Companies such as L3, Excelis, Raytheon and Textron have the bulk of the copper-based business today.  However, over time, as the HTS-based SPS proliferate to the fleet, companies that have the capability to manufacture and/or package HTS wire into robust, turn-key systems will most likely attempt to duplicate our products and thus additional competition is expected from more traditional HTS competitors such as those listed above.

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

In recent years, a substantial majority of our consolidated revenues were recognized from customers outside of the United States. For example, 85% of our revenues in fiscal 2015 and 86% of our revenues in fiscal 2014 were recognized from sales outside the United States.  Our international operations are subject to a variety of risks that we do not face in the United States, including:

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

On September 13, 2011, we filed a claim for arbitration against Sinovel in Beijing, China to compel Sinovel to pay us for past product shipments and to accept all contracted but not yet delivered core electrical components and spare parts under all existing contracts with us. In addition, we have filed civil complaints in China against Sinovel alleging the illegal use of our intellectual property. Sinovel has filed counterclaims against us with the Beijing Arbitration Commission for breach of the same contracts under which we filed our original arbitration claim. Sinovel claims, among other things, that the goods supplied by us do not conform to the standards specified in the contracts and has claimed net damages in the amount of approximately 1.2 billion Chinese yuan (“RMB”) (approximately $190.0 million). Sinovel also filed a claim with the Beijing Arbitration Commission against us for breach of the same contracts under which we filed our original arbitration claim. Sinovel claimed, among other things, that the goods supplied by us do not conform to the standards specified in the contracts and claimed damages in the amount of approximately RMB 105.0 million (approximately $17.0 million). As the legal proceedings continue, we and Sinovel may identify additional amounts in dispute. We cannot provide any assurance as to the outcome of these legal actions or that, if we prevail, we ultimately will be able to collect any amounts awarded. Moreover, these legal proceedings could result in the incurrence of significant legal and related expenses, which may not be recoverable depending on the outcome of the litigation. An award by the arbitration panel or court in favor of Sinovel and/or the incurrence of significant legal fees that are not recoverable could adversely impact our operating results. For more information about these legal proceedings, see Part I, Item 3, “Legal Proceedings.”

In April 2016, we were notified that our income tax filings in China were to be examined for the 2013 and 2014 calendar years.  The income tax filings in these years include carried-forward tax positions related to the aforementioned events in 2011.  These positions include, but are not limited to, the continuing requirement to repay liabilities to other AMSC legal entities for the purchase of raw materials and other components incorporated into the goods sold to Sinovel, which are not able to be repaid by our subsidiary in China until it is paid the past-due amounts owed by Sinovel.  While we believe our tax positions are appropriate, there can be no assurance that the Tax Authority in China will not challenge these positions in a manner that would result in an adverse ruling against us, which could result in a disruption to our operations in China, and could have an adverse effect on our business and results of operations.

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

We also occupy leased facilities located in New Berlin, Wisconsin; Suzhou, China; Klagenfurt, Austria; and Timisoara, Romania with a combined total of approximately 183,000 square feet of space. These leases have varying expiration dates through March 2021 which can generally be terminated at our request after a six month advance notice. Our other locations focus primarily on applications engineering, sales and/or field service and do not have significant leases or physical presence. We believe all of these facilities are well-maintained and suitable for their intended uses.

The following table summarizes information regarding our significant leased and owned properties, as of March 31, 2016:

Location	Supporting	Square footage	Owned/Leased
United States
Devens, Massachusetts	Corporate & Grid Segment	355,000	Owned
New Berlin, Wisconsin	Wind & Grid Segments	50,000	Leased
China
Suzhou & Beijing	Wind Segment	39,000	Leased
Austria
Klagenfurt	Wind Segment	32,000	Leased
Romania
Timisoara	Wind Segment	62,000	Leased

Item 3.	LEGAL PROCEEDINGS

On September 13, 2011, we commenced a series of legal actions in China against Sinovel. Our Chinese subsidiary, Suzhou AMSC Superconductor Co. Ltd., filed a claim for arbitration with the Beijing Arbitration Commission in accordance with the terms of our supply contracts with Sinovel. The case is captioned (2011) Jing Zhong An Zi No. 0963. On March 31, 2011, Sinovel refused to accept contracted shipments of 1.5 MW and 3 MW wind turbine core electrical components and spare parts that we were prepared to deliver. We allege that these actions constitute material breaches of our contracts because Sinovel did not give us notice that it intended to delay deliveries as required under the contracts. Moreover, we allege that Sinovel has refused to pay past due amounts for prior shipments of core electrical components and spare parts. We are seeking compensation for past product shipments and retention (including interest) in the amount of approximately RMB 485 million (approximately $76 million) due to Sinovel’s breaches of our contracts. We are also seeking specific performance of our existing contracts as well as reimbursement of all costs and reasonable expenses with respect to the arbitration. The value of the undelivered components under the existing contracts, including the deliveries refused by Sinovel in March 2011, amounts to approximately RMB 4.6 billion (approximately $720 million).

On October 8, 2011, Sinovel filed with the Beijing Arbitration Commission an application under the caption (2011) Jing Zhong An Zi No. 0963, for a counterclaim against us for breach of the same contracts under which we filed our original arbitration claim. Sinovel claimed, among other things, that the goods supplied by us do not conform to the standards specified in the contracts and claimed damages in the amount of approximately RMB 370 million (approximately $58 million). On October 17, 2011, Sinovel filed with the Beijing Arbitration Commission a request for change of counterclaim to increase its damage claim to approximately RMB 1 billion (approximately $157 million). On December 22, 2011, Sinovel filed with the Beijing Arbitration Commission an additional request for change of counterclaim to increase its damages claim to approximately RMB 1.2 billion (approximately $190 million). On February 27, 2012, Sinovel filed with the Beijing Arbitration Commission an application under the caption (2012) Jing Zhong An Zi No. 0157, against us for breach of the same contracts under which we filed our original arbitration claim. Sinovel claimed, among other things, that the goods supplied by us do not conform to the standards specified in the contracts and claimed damages in the amount of approximately RMB 105 million (approximately $17 million). We believe that Sinovel’s claims are without merit and we intend to defend these actions vigorously. Since the proceedings in this matter are still in the early technical review phase, we cannot reasonably estimate possible losses or range of losses at this time.

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

We submitted a civil action application to the Beijing Higher People’s Court against Sinovel and certain of its employees for trade secret infringement on September 13, 2011 under the caption (2011) Gao Min Chu Zi No. 4193. The application alleges the defendants’ unauthorized use of portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines as described above with respect to the Copyright Action. We are seeking monetary damages of RMB 2.9 billion (approximately $453 million) for the trade secret infringement as well as reimbursement of all costs and reasonable expenses. The Beijing Higher People’s Court has accepted the case, which was necessary in order for the case to proceed. On December 22, 2011 the Beijing Higher People’s Court transferred the case to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Gao Min Chu Zi No. 4193. On June 7, 2012, we received an Acceptance Notice from the Beijing No.1 Intermediate People’s Court under the caption (2012) Yi Zhong Min Chu Zi No.6833. The Beijing No. 1 Intermediate Court held the first substantive hearing on May 11, 2015.  On June 15, 2015, we submitted a request for the withdrawal of our complaint to the Beijing No. 1 Intermediate Court.  On June 16, 2015, the Beijing No. 1 Intermediate Court granted our request.  We immediately filed a civil action application to the Beijing Intellectual Property Court against the same parties and seeking the same amount of monetary damages for trade secret infringement on June 16, 2015 under the caption (2015) Jin Zhi Min Chu Zi No. 1135.  On January 18, 2016, the Beijing Intellectual Property Court held its first substantive hearing on our trade secret infringement case.  At the hearing, the parties presented evidence, reviewed claims and answered questions from the court.  We are awaiting a decision from the Beijing Intellectual Property Court.

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

	Common Stock
	Price
	High	Low
Fiscal year ended March 31, 2016:
First quarter	$10.89	$5.10
Second quarter	5.94	3.26
Third quarter	7.89	3.81
Fourth quarter	9.05	5.28

Fiscal year ended March 31, 2015:
First quarter	$16.90	$12.50
Second quarter	21.50	14.00
Third quarter	14.30	6.98
Fourth quarter	8.80	5.67

Holders

The number of holders of record of our common stock on May 25, 2016 was 326.

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

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from March 31, 2011 to March 31, 2016 with the cumulative total return of (i) the Russell 2000 Index (ii) the Russell Microcap Index and the S&P 500.  We added the Russell Microcap Index in this Annual Report because we believe that this index is more closely aligned to our size and market capitalization than the S&P 500.   This graph assumes the investment of $100.00 on March 31, 2011 in our common stock, the Russell 2000 Index and the Russell Microcap Index and the S&P 500, and assumes any dividends are reinvested. Measurement points are March 31, 2012; March 31, 2013; March 31, 2014; March 31, 2015; and March 31, 2016.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among American Superconductor Corporation, the Russell 2000 Index,

the Russell Microcap Index and the S&P 500 Index

Company/Index	3/31/11	3/31/12	3/31/13	3/31/14	3/31/15	3/31/16
American Superconductor Corp.	100.00	16.57	10.74	6.47	2.59	3.06
Russell Microcap	100.00	96.64	111.39	146.61	150.45	129.13
Russell 2000	100.00	98.43	112.80	139.06	148.51	132.06
S&P 500	100.00	108.54	123.69	150.73	169.92	172.95

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data reflects the results of operations and balance sheet data for the fiscal years ended March 31, 2012 to 2016. Per share data has been restated to reflect the 1-for-10 reverse stock split effected on March 24, 2015.  The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K, in order to understand further the factors that may affect the comparability of the financial data presented below.

	Fiscal year ended March 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)

Revenues	$96,023	$70,530	$84,117	$87,419	$76,543
Net loss	(23,139)	(48,656)	(56,258)	(66,131)	(136,827)
Net loss per common share - basic	(1.76)	(5.74)	(8.98)	(12.46)	(26.91)
Net loss per common share - diluted	(1.76)	(5.74)	(8.98)	(12.46)	(26.91)
Total assets	135,318	133,825	168,509	216,754	255,056
Working capital	42,334	17,319	35,459	40,428	57,248
Cash, cash equivalents, marketable securities and restricted cash	40,721	24,548	49,421	50,199	66,209
Long term debt, net of discount	1,367	3,877	6,380	9,248	-
Stockholders’ equity	83,549	79,893	112,259	125,118	164,879

Included in the net loss for the fiscal year ended March 31, 2016 was stock-based compensation expense of $3.2 million, restructuring and impairment charges of $0.8 million, gains on sales of our minority investments of $3.1 million, non-cash interest expense of $0.4 million, and a loss from the change in fair value of warrants and derivatives of $0.2 million. Included in the net loss for the fiscal year ended March 31, 2015 was stock-based compensation expense of $5.9 million, restructuring and impairment charges of $5.4 million, non-cash interest expense of $0.6 million, arbitration award expense of $9.0 million and a gain from the change in fair value of warrants and derivatives of $4.0 million. Included in the net loss for the fiscal year ended March 31, 2014 was stock-based compensation expense of $10.7 million, restructuring and impairment charges of $3.0 million, a prepaid value added tax reserve of $1.4 million, non-cash interest expense of $7.7 million, a loss on extinguishment of debt of $5.2 million and a gain from the change in fair value of warrants and derivatives of $1.9 million. Included in the net loss for the fiscal year ended March 31, 2013 was stock-based compensation expense of $8.1 million, restructuring and impairment charges of $7.9 million, a loss contingency of $1.8 million, non-cash interest expense of $12.4 million as well as gains from the change in fair value of warrants and derivatives and recoveries of adverse purchase commitments of $7.6 million and $7.8 million, respectively. Included in the net loss for the fiscal year ended March 31, 2012 was stock-based compensation expense of $9.9 million, a write-off of an advance payment to The Switch Engineering OY (“The Switch”) of $20.6 million, restructuring and impairment charges of $9.2 million, expense of patent costs of $4.9 million, and Sinovel legal expenses of $5.8 million.

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

We manufacture products using two proprietary core technologies: PowerModule programmable power electronic converters and our Amperium high temperature superconductor (HTS) wires. These technologies and our system-level solutions are protected by a broad and deep intellectual property portfolio consisting of hundreds of patents and licenses worldwide.

We operate our business under two market-facing business units: Wind and Grid. We believe this market-centric structure enables us to more effectively anticipate and meet the needs of wind turbine manufacturers, power generation project developers and electric utilities.

●

Wind. Through our Windtec SolutionsTM, our Wind business segment enables manufacturers to field wind turbines with exceptional power output, reliability and affordability. We supply advanced power electronics and control systems, license our highly engineered wind turbine designs, and provide extensive customer support services to wind turbine manufacturers. Our design portfolio includes a broad range of drivetrains and power ratings of 2 MW and higher. We provide a broad range of power electronics and software-based control systems that are highly integrated and designed for optimized performance, efficiency, and grid compatibility.

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

We have experienced recurring operating losses and as of March 31, 2016 had an accumulated deficit of $928.2 million. In addition, we have experienced recurring negative operating cash flows. At March 31, 2016, we had cash and cash equivalents of $39.3 million. Cash used in operations for the year ended March 31, 2016 was $4.6 million.

Over the last several years, we have entered into several debt and equity financing arrangements in order to enhance liquidity.  Since April 1, 2012, we generated aggregate cash flows from financing activities of $71.0 million.  This amount includes proceeds from our April 2015 equity offering, which generated net proceeds of approximately $22.3 million, after deducting underwriting discounts and commissions and estimated offering expenses.  See Note 9, “Debt”, and Note 12 “Stockholders’ Equity” for further discussion of these financing arrangements. We believe that we are in compliance with the covenants and restrictions included in the agreements governing our debt arrangements as of March 31, 2016.

In March 2016, the Company entered into a set of agreements to jointly develop an advanced low cost manufacturing process for second generation high temperature superconductor wire with BASF Corporation (“BASF”). Under the joint development agreement, the Company’s manufacturing know-how for its Amperium® superconductor wire and BASF's chemical solution deposition production technology will be combined. As part of the agreements, the Company also entered into a royalty-bearing, non-exclusive license under which the Company agreed to provide BASF a specified portion of its second generation (2G) high temperature superconductor (HTS) wire manufacturing technology.

Our cash requirements depend on numerous factors, including the successful completion of our product development activities, our ability to commercialize our Resilient Electric Grid REG and ship protection system solutions, rate of customer and market adoption of our products, collecting receivables according to established terms, and the continued availability of U.S. government funding during the product development phase of our Superconductors based products. In December 2015, we entered into a set of strategic agreements valued at approximately $210.0 million with Inox, which includes a multi-year supply contract pursuant to which the Company will supply electric control systems to Inox and a license agreement allowing Inox to manufacture a limited number of electrical control systems over the next three to four years.  After this initial three to four year period, Inox agreed that the Company will continue as Inox’s preferred supplier and Inox will be required to purchase from the Company a majority of its electric control systems requirements for an additional three-year period.  These agreements are expected to provide a foundation for the business as we pursue our longer-term objectives.  During the fourth quarter of fiscal 2015, Inox made the upfront payment of $6.0 million required under the license agreement, but as of the date of this Annual Report it has not made the $2.0 million advance payment required under the supply contract.  Significant deviations to our business plan with regard to these factors and events, including any prolonged disruption in our revenues with our largest customers, which are important drivers to our business, could have a material adverse effect on our operating performance, financial condition, and future business prospects. We expect to pursue the expansion of our operations through internal growth, diversification of our customer base, and potential strategic alliances. See “Liquidity and Capital Resources” below for additional discussion.

On October 6, 2015, 100% of the outstanding common stock of Blade Dynamics Limited (“Blade Dynamics”) was acquired by a subsidiary of General Electric Company.  After deducting transaction expenses, we received net proceeds of $2.8 million from the sale, which was recorded as a gain during the year ended March 31, 2016.  Additionally, under the terms of the purchase agreement, we may be entitled to receive up to an additional $1.2 million in proceeds, upon the successful achievement of certain milestones by Blade Dynamics over the next three years.  On March 11, 2016, we sold 100% of our minority investment in Tres Amigas to an investor for $0.6 million. We received $0.3 million according to the terms of the purchase agreement upon closing, which was recorded as a gain during the three months ended March 31, 2016.  The final $0.3 million is to be paid when Tres Amigas achieves the earlier of certain agreed-upon financing conditions which is expected to occur during the first half of fiscal 2016. See Note 15, “Minority Investments”, for further information about such investment.

Results of Operations

Fiscal Years Ended March 31, 2016 and March 31, 2015

Revenues

Total revenues increased by 36% to $96.0 million in fiscal 2015 from $70.5 million in fiscal 2014. Our revenues are summarized as follows (in thousands):

	Fiscal Years Ended March 31,
	2016	2015
Revenues:
Wind	$68,883	$51,307
Grid	27,140	19,223
Total	$96,023	$70,530

Revenues in our Wind business unit consist of revenues from wind turbine electrical systems and core components, wind turbine license and development contracts, service contracts and consulting arrangements. Our Wind business unit accounted for 72% of total revenues in fiscal 2015 and 73% in fiscal 2014. Revenues in the Wind business unit increased 34% to $68.9 million in fiscal 2015 from $51.3 million in fiscal 2014. The increase in Wind business unit revenues was driven primarily by higher revenues from Inox in India.

Revenues in our Grid business unit consist of revenues from our FACTS products, including D-VAR and D-SVC product sales, HTS wire sales, revenues under government-sponsored electric utility projects, license contracts and other prototype development contracts. We also engineer, install and commission our products on a turnkey-basis for some customers. The Grid business unit accounted for 28% of total revenues in fiscal 2015 and 27% in fiscal 2014. Grid revenue increased 41% to $27.1 million in fiscal 2015 from $19.2 million in fiscal 2014. The increase in revenues was primarily due to higher D-VAR system revenues and the license to BASF.

Revenues from Project HYDRA and Project REG represented 6% and 9% of our Grid business unit’s revenue for fiscal 2015 and 2014, respectively.  Our revenues for these projects are derived by funding from the Department of Homeland Security (“DHS”).  Project HYDRA is a project with Consolidated Edison, Inc. (“ConEd”) to demonstrate our REG product in ConEd’s electric grid.  Project REG is a project with Commonwealth Edison, Inc. (“ComEd”) to permanently install our REG product in ComEd’s electric grid.  This fault current limiting cable system is designed to utilize customized Amperium® HTS wire, and ancillary controls to deliver more power through the grid while also being able to suppress power surges that can disrupt service. DHS has committed 100% of the total expected funding of $29.0 million for Project HYDRA.  Under Project REG, DHS is expected to invest up to $60.0 million to enable the deployment of the REG system in Chicago’s electric grid.  We have substantially completed the first phase of the project which among other things, has resulted in the creation of a detailed deployment plan.  In the fiscal year ended March 31, 2015, DHS committed funding of $1.5 million for this phase of the project.  During the fiscal year ended March 31, 2016, DHS committed funding of an additional $3.7 million, for a total of $5.2 million.  This additional funding serves as a bridge between the detailed deployment plan and construction phases of the project.  The period of performance to complete the engineering work extends through May 31, 2017.  The final phase of the project involves the delivery of the REG system and the associated construction and deployment of the system in ComEd’s grid.  We will not begin this phase of the project until all parties agree to proceed.  There can be no assurance that all parties will agree to proceed with the project.

Cost of Revenues and Gross Margin

Cost of revenues increased by 10% to $74.0 million in fiscal 2015, compared to $67.4 million in fiscal 2014. Gross margin increased to 22.9% in fiscal 2015 from 4.4% in fiscal 2014. The increase in gross margin in fiscal 2015 was driven primarily by higher revenues, including increased royalty and license revenue compared to fiscal 2014.

Operating Expenses

Research and development

R&D expenses increased by 4% to $12.3 million, or 13% of revenue in fiscal 2015, compared to $11.9 million, or 17% of revenue, in fiscal 2014.  The slight increase is primarily the result of new product development expenses in our Grid segment, partially offset by lower stock compensation expense.

Selling, general, and administrative

Selling, general and administrative (“SG&A”) expenses decreased by 1% to $28.9 million, or 30% of revenue in fiscal 2015 from $29.2 million, or 41% of revenue, in fiscal 2014. The slight decrease in SG&A expenses in fiscal 2015 was primarily due to lower stock compensation expense, partially offset by the reversal of legal costs for the Catlin insurance claim as result of our settlement agreement with Catlin Insurance Company (“Catlin”) in fiscal 2014.

Amortization of acquisition related intangibles

We recorded $0.2 million in both fiscal 2015 and fiscal 2014 in amortization expense related to our core technology and know-how, and trade names and trademark intangible assets.

Restructuring and impairments

We recorded restructuring and impairment charges of $0.8 million in fiscal 2015, compared to $5.4 million in fiscal 2014. For fiscal 2015, this consists primarily of an impairment charge of $0.7 million to fully impair our investment in Tres Amigas.  For fiscal 2014, this consists of restructuring charges of $0.6 million for employee severance costs, and $1.3 million for facility and relocation costs primarily for the consolidation of our Grid manufacturing operations into our Devens facility.  In addition, we recorded an impairment charge of $3.5 million to fully impair our minority investment in Blade Dynamics.

Operating loss

Our operating loss is summarized as follows (in thousands):

	Fiscal Years Ended March 31,
	2016	2015
Operating loss:
Wind	$(1,256)	$(14,321)
Grid	(14,835)	(26,890)
Unallocated corporate expenses	(4,027)	(11,306)
Total	$(20,118)	$(52,517)

Wind generated an operating loss of $1.3 million in fiscal 2015 compared to an operating loss of $14.3 million in fiscal 2014. The decrease in operating loss for fiscal 2015 was primarily attributable to increased revenues, partially offset by a lower consumption of previously written-off inventory used in our electrical control systems.  Additionally, fiscal 2014 included a one-time charge of $9.0 million relating to the arbitration award to Ghodawat.

Grid operating loss decreased to $14.8 million in fiscal 2015 from $26.9 million in fiscal 2014. The decrease in operating loss for fiscal 2015 is primarily attributed to higher D-VAR system revenues, increased production which resulted in better factory absorption, and license revenue recognized from the license agreement with BASF in the fourth quarter of fiscal 2015.

Unallocated corporate expenses in fiscal 2015 included restructuring and impairment charges of $0.8 million and $3.2 million in stock-based compensation expense. Unallocated corporate expenses in fiscal 2014 included restructuring and impairment charges of $5.4 million and $5.9 million in stock-based compensation expense.

Change in fair value of derivatives and warrants

The change in fair value of derivatives and warrants resulted in a loss of $0.2 million in fiscal 2015 and a gain of $4.0 million in fiscal 2014.  The changes in the fair value were primarily due to changes in our stock price, which is a key valuation metric on the derivative liabilities.

Gain on sale of minority interest

We recorded a gain on sale of minority interests of $3.1 million in the fiscal year ended March 31, 2016, related to the sale of our investments in Blade Dynamics and Tres Amigas.  Both of these investments had been fully impaired at the time of their sale.

Interest expense, net

Interest expense, net was $1.0 million in fiscal 2015 compared to $1.9 million for fiscal 2014. The decrease in interest expense, net was primarily driven by lower interest expense due to the maturity of one of our term loans with Hercules Technology Growth Capital, Inc. (“Hercules”) in December 2014.

Other (expense) income, net

Other expense, net was $2.5 million in fiscal 2015, compared to other income, net of $1.6 million in fiscal 2014. The decrease in other income, net was due primarily to losses from foreign currency fluctuations as a result of the strengthening of the Euro against the U.S. dollar in fiscal 2015.

Income Taxes

We recorded an income tax expense of $2.4 million in fiscal 2015, compared to an income tax benefit of $0.2 million in fiscal 2014. The increase in income tax expense was driven primarily by increases in income taxes in foreign jurisdictions and foreign withholding taxes.

Certain asset write-offs in our foreign jurisdictions are considered permanent differences and are not tax deductible.  Other asset write-offs, such as inventory and prepaid value-added taxes in China, are not currently deductible and result in deferred tax assets.  Due to uncertainty around the realization of these deferred tax assets, they have been fully reserved as of the end of the fiscal years ended March 31, 2016, 2015 and, 2014, respectively.

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

Revenues from Project HYDRA and Project REG represented 9% and 7% of our Grid business unit’s revenue for fiscal 2014 and 2013, respectively.  Our revenues for these projects are derived by funding from DHS.  DHS has committed 100% of the total expected funding of $29.0 million for Project HYDRA.  Under Project REG, DHS is expected to invest up to $60.0 million to enable the deployment of the REG system in Chicago’s electric grid.  We are currently working on the first phase of the project which among other things, will result in the creation of a detailed deployment plan.  Funding of $1.5 million for this phase of the project has been committed by DHS.  Subsequent phases of the project involve the delivery of the REG system and the associated construction and deployment of the system in ComEd’s grid.  We will not begin these phases of the project until all parties agree to proceed.  There can be no assurance that all parties will agree to proceed with the project.

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

Operating Expenses

Research and development

R&D expenses decreased by $0.3 million to $11.9 million, or 17% of revenue for fiscal 2014 compared to $12.2 million, or 14% of revenue for fiscal 2013. The decrease in fiscal 2014 was driven primarily due to the decreased headcount and related labor spending as a result of restructuring activities undertaken in fiscal 2013, as well as a reduction in spending required to support license and development for our Wind customers.

Selling, general, and administrative

SG&A expenses decreased by 22% to $29.2 million, or 41% of revenue in fiscal 2014 from $37.2 million, or 44% of revenue in fiscal 2013. The decrease in SG&A expenses in fiscal 2014 was primarily due to lower stock compensation expense and the reversal of legal costs for the Catlin insurance claim as result of our settlement agreement with Catlin.

Arbitration award expense

We recorded an arbitration award expense of $9.0 million in the year ended March 31, 2015 following a decision by the ICC Court on August 29, 2014, finding us liable for damages of approximately €8.3 million under a breach of contract proceeding against Ghodawat Energy Pvt. Ltd. (“Ghodawat”).  We entered into an agreement to settle this claim with Ghodawat for €7.45 million on February 4, 2015.  We paid the settlement amount on February 10, 2015.  As a result of this settlement, we recorded a reversal of an excess accrual of approximately $1.2 million during the fourth quarter of fiscal 2014.

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

Change in fair value of derivatives and warrants

The change in fair value of derivatives and warrants resulted in gains of $4.0 million in fiscal 2014 and $1.9 million in fiscal 2013.  The gains were driven by mark-to-market adjustments due primarily to our lower stock price on the derivative liabilities and the extinguishment of our unsecured, senior convertible note (the “Exchanged Note”) with Capital Ventures International (“CVI”) in fiscal 2013.  See “Loss on extinguishment of debt” below.

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

We define non-GAAP net loss as net loss before gain on sale of interest in minority investments, stock-based compensation, arbitration award expense, amortization of acquisition-related intangibles, restructuring and impairment charges, consumption of zero cost-basis inventory, changes in fair value of derivatives and warrants, non-cash interest expense, and other non-cash or unusual charges, net of any tax effects related to these items, indicated in the table below. We believe non-GAAP net loss assists management and investors in comparing our performance across reporting periods on a consistent basis by excluding these non-cash or non-recurring charges that we do not believe are indicative of our core operating performance. We also regard non-GAAP net loss as a useful measure of operating performance which more closely aligns net loss with cash used in/provided by continuing operations. In addition, we use non-GAAP net loss as a factor in evaluating management’s performance when determining incentive compensation and to evaluate the effectiveness of our business strategies. A reconciliation of non-GAAP to GAAP net loss is set forth in the table below (in thousands, except per share data):

	Year ended March 31,
	2016	2015	2014

Net loss	$(23,139)	$(48,656)	$(56,258)
Gain on sale of interest in minority investments, net of tax effect	(2,919)	-	-
Stock-based compensation	3,248	5,936	10,696
Arbitration award expense	-	8,987	-
Amortization of acquisition-related intangibles	157	157	287
Restructuring and impairment charges	779	5,366	2,998
Sinovel litigation	-	-	18
Consumption of zero cost-basis inventory	(4,960)	(7,982)	(4,308)
Prepaid VAT reserve	-	-	1,426
Change in fair value of derivatives and warrants	228	(3,963)	(1,872)
Loss on extinguishment of debt	-	-	5,197
Non-cash interest expense	359	566	7,713
Non-GAAP net loss	$(26,247)	$(39,589)	$(34,103)

Non-GAAP net loss per share	$(1.99)	$(4.67)	$(5.45)
Weighted average shares outstanding - basic and diluted	13,178	8,477	6,262

We generated a non-GAAP net loss of $26.2 million, or $1.99 per share, for fiscal 2015, compared to $39.6 million, or $4.67 per share, for fiscal 2014, and $34.1 million, or $5.45 per share, for fiscal 2013. The decrease in non-GAAP net loss in fiscal 2015 over 2014 was primarily related to higher revenues in both business units, as well as higher gross margin as previously discussed.  The increase in non-GAAP net loss in fiscal 2014 over 2013 was primarily related to lower revenues in fiscal 2014 and mix of higher margin revenue with no cost in fiscal 2013 from Chinese and other customers.

Liquidity and Capital Resources

Our cash requirements depend on numerous factors, including the successful completion of our product development activities, our ability to commercialize our REG and ship protection system solutions, rate of customer and market adoption of our products, collecting receivables according to established terms, and the continued availability of U.S. government funding during the product development phase of our Superconductors based products. In December 2015, we entered into a set of strategic agreements valued at approximately $210.0 million with Inox, which includes a multi-year supply contract pursuant to which the Company will supply electric control systems to Inox and a license agreement allowing Inox to manufacture a limited number of electrical control systems over the next three to four years.  After this initial three to four year period, Inox agreed that the Company will continue as Inox’s preferred supplier and Inox will be required to purchase from the Company a majority of its electric control systems requirements for an additional three-year period.  During the fourth quarter of fiscal 2015, Inox made the upfront payment of $6.0 million required under the license agreement, but as of the date of this Annual Report it has not made the $2.0 million advance payment required under the supply contract.  These agreements are expected to provide a foundation for the business as we pursue our longer-term objectives.  Significant deviations from our business plan with regard to these factors and events, including any prolonged disruption in our revenues with our largest customers, which are important drivers to our business, could have a material adverse effect on our operating performance, financial condition, and future business prospects. We expect to pursue the expansion of our operations through internal growth, diversification of our customer base, and potential strategic alliances.

At March 31, 2016, we had cash, cash equivalents, and restricted cash of $40.7 million, compared to $24.5 million at March 31, 2015, an increase of $16.2 million. Our cash and cash equivalents, and restricted cash are summarized as follows (in thousands):

	March 31,	March 31,
	2016	2015
Cash and cash equivalents	$39,330	$20,490
Restricted cash	1,391	4,058
Total cash, cash equivalents, and restricted cash	$40,721	$24,548

As of March 31, 2016, we had approximately $22.0 million of cash, cash equivalents, and restricted cash in foreign bank accounts, with a majority of this cash located in Europe.  The increase in total cash and cash equivalents, and restricted cash was due primarily to cash provided by financing activities. See further discussion below.

Net cash used in operating activities was $4.6 million, $32.7 million and $13.3 million in fiscal 2015, 2014 and 2013, respectively.  The decrease in net cash used in operations in fiscal 2015 compared to fiscal 2014 was due primarily to lower net loss for the reasons discussed above.  The increase in fiscal 2014 compared to fiscal 2013 was primarily driven by our higher net loss exclusive of non-cash items, the arbitration settlement payment to Ghodawat, and less cash generated by working capital in fiscal 2014 compared to fiscal 2013.

Net cash provided by investing activities was $4.9 million, $1.8 million and $4.0 million in fiscal 2015, 2014 and 2013, respectively. The increase in net cash provided by investing activities in fiscal 2015 compared to fiscal 2014 was due primarily to the proceeds from the sale of our minority interests in Blade Dynamics and Tres Amigas.  The decrease in net cash provided by investing activities in fiscal 2014 compared to fiscal 2013 was driven primarily by a decrease in the change for restricted cash.

Net cash provided by financing activities was $18.2 million, $8.8 million and $12.8 million in fiscal 2015, 2014 and 2013, respectively.  The increase in net cash provided by financing activities in fiscal 2015 compared to fiscal 2014 was primarily due to net proceeds of $22.3 million from the issuance of 4.0 million shares of common stock in April 2015, which was an increase of $7.3 million over the prior year period net offering proceeds from the sale of shares under our At-Market Sales Arrangement and an equity offering in November 2014.  See Note 10, “Warrants and Derivative Liabilities” for further information on the November 2014 equity offering.  Additionally, amounts used to repay debt decreased by $3.3 million compared to the prior year period due to the repayment in full of one of our term loans in the prior-year period.   The decrease in cash provided by financing activities in fiscal 2014 compared to fiscal 2013 is primarily due to the net proceeds received from our debt arrangements in fiscal 2013 and an increase in repayment under these debt arrangements in fiscal 2014, partially offset by net proceeds from a public equity offering in November 2014.

At March 31, 2016 and 2015, we had $0.5 million and $2.8 million, respectively, of restricted cash included in current assets, and $0.9 million and $1.2 million, respectively of restricted cash included in long-term assets. These amounts included in restricted cash primarily represent deposits to secure surety bonds and letters of credit for various customer contracts. These deposits are held in interest bearing accounts.

On November 15, 2013, we amended our Loan and Security Agreement (the “Term Loan”) with Hercules and entered into a new term loan (the “Term Loan B”), borrowing $10.0 million. After closing fees and expenses, we received net proceeds of $9.8 million. The Term Loan B bears an interest rate equal to 11% plus the percentage, if any, in which the prime rate as reported by The Wall Street Journal exceeds 3.75%. We made interest-only payments from December 1, 2013 to May 31, 2014. If we achieved certain revenue targets for the six-month period ending March 31, 2014, interest only payments would continue through August 31, 2014. We did not achieve the revenue required to extend this interest only period.  Beginning June 1, 2014, we began making payments on the Term Loan B in equal monthly installments which will end on November 1, 2016.

On December 19, 2014, we entered into another amendment with Hercules (the “Hercules Second Amendment”) and entered into a new term loan (the “Term Loan C”), borrowing an additional $1.5 million (we collectively refer to the Term Loan B, and Term Loan C as the “Term Loans”).  After closing fees and expenses, the net proceeds from the Term Loan C were $1.4 million.  The Term Loan C bears the same interest rate as the Term Loan B.  We are making interest only payments until maturity on June 1, 2017, when the loan is scheduled to be repaid in its entirety.

The Term Loans are secured by substantially all of our existing and future assets, including a mortgage on real property owned by our wholly-owned subsidiary, ASC Devens LLC, and located at 64 Jackson Road, Devens, Massachusetts.  The Term Loans contain certain covenants that restrict our ability to, among other things, incur or assume certain debt, merge or consolidate, materially change the nature of our business, make certain investments, acquire or dispose of certain assets, make guarantees or grant liens on our assets, make certain loans, advances or investments, declare dividends or make distributions or enter into transactions with affiliates. In addition, there is a covenant that requires us to maintain a minimum unrestricted cash balance (the “Minimum Threshold”) in the United States.  As part of the Hercules Second Amendment, this Minimum Threshold was amended to be the lower of $5.0 million or the aggregate outstanding principal balance of the Term Loans.  As a result of the April 2015 offering (see discussion below), the Minimum Threshold was reduced to the lesser of $2.0 million or the aggregate outstanding principal balance of the Term Loans.  As of March 31, 2016, the Minimum Threshold was $2.0 million.  The events of default under the Term Loans include, but are not limited to, failure to pay amounts due, breaches of covenants, bankruptcy events, cross defaults under other material indebtedness and the occurrence of a material adverse effect and/or change in control. In the case of a continuing event of default, Hercules may, among other remedies, declare due all unpaid principal amounts outstanding and any accrued but unpaid interest and foreclose on all collateral granted to Hercules as security under the Term Loans.

We believe we are in and expect to remain in compliance with the covenants and restrictions under the Term Loans as of the date of this Annual Report on Form 10-K. If we fail to stay in compliance with our covenants or experience some other event of default, we may be forced to repay the outstanding principal on the Term Loans.

We have experienced recurring operating losses and as of March 31, 2016, had an accumulated deficit of $928.2 million. In addition, we have experienced recurring negative operating cash flows. At March 31, 2016, we had cash and cash equivalents of $39.3 million, as compared to cash used in operations of $4.6 million for the year ended March 31, 2016. In April 2015, we completed an equity offering which raised net proceeds of $22.3 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us from the sale of 4.0 million shares of our common stock at a public offering price of $6.00 per share.  On October 6, 2015, 100% of the outstanding common stock of Blade Dynamics was acquired by a subsidiary of General Electric Company.  After deducting transaction expenses, we received net proceeds of $2.8 million from the sale, which was recorded as a gain during the year ended March 31, 2016.  Additionally, under the terms of the purchase agreement, we may be entitled to receive up to an additional $1.2 million in proceeds, upon the successful achievement of certain milestones by Blade Dynamics over the next three years.  On March 11, 2016, we sold 100% of our minority investment in Tres Amigas to an investor for $0.6 million. We received $0.3 million according to the terms of the purchase agreement upon closing, which was recorded as a gain during the three months ended March 31, 2016.  The final $0.3 million is to be paid when Tres Amigas achieves the earlier of certain agreed-upon financing conditions which is expected to occur during the first half of fiscal 2016.  In addition, in December 2015, we entered into a set of strategic agreements valued at approximately $210.0 million with Inox, as discussed above.  These agreements are expected to provide a foundation for the business as we pursue our longer-term objectives.

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

In addition, we have various contractual arrangements, under which we have committed to purchase certain minimum quantities of goods or services on an annual basis.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties. Operating leases include minimum payments under leases for our facilities and certain equipment; see Item 2, “Properties,” for more information. Purchase commitments represent enforceable and legally binding agreements with suppliers to purchase goods or services. As of March 31, 2016, we are committed to make the following payments under contractual obligations (in thousands):

		Payments Due by Period
		Less than			More than
	Total	1 year	1-3 Years	3-5 Years	5 Years
Non-cancellable purchase commitments	$20,403	$20,403	$-	$-	$-
Senior Term Loans	4,167	2,667	1,500	-	-
Operating leases (rent)	2,029	1,047	653	329	-
Operating leases (other)	170	88	69	13	-
Total contractual obligations	$26,769	$24,205	$2,222	$342	$-

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (IASB) issued, ASU Revenue from Contracts with Customers 2014-09 (Topic 606). The guidance substantially converges final standards on revenue recognition between the FASB and IASB providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles.  The ASU is effective for annual reporting periods beginning after December 15, 2017.  We are currently evaluating the impact, if any, the adoption of ASU 2014-09 may have on our current practices.

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

In November 2015, the FASB issued ASU 2015-17 Balance Sheet Classification of Deferred Taxes.  This ASU simplifies the presentation of deferred income taxes and requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. We early-adopted ASU 2015-17 effective January 1, 2016 on a prospective basis. Adoption of this ASU resulted in all deferred tax assets and liabilities being presented as non-current in the Consolidated Balance Sheet as of January 1, 2016. No prior periods were retrospectively adjusted.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the effects adoption of this guidance will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).  The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent consideration. The ASU is effective for annual reporting periods beginning after December 15, 2017.  We are currently evaluating the impact, if any, the adoption of ASU 2016-08 may have on our current practices.

In March 2016, the FASB issued ASU 2016-09 Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The amendments in ASU 2016-09 will simplify several aspects of the accounting for share-based payment transactions, including tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.  We are currently evaluating the impact, if any, the adoption of ASU 2016-09 may have on our current practices.

In April 2016, the FASB issued ASU 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.  The amendments in ASU 2016-10 will clarify the identification of performance obligations and the licensing implementation guidance. The ASU is effective for annual reporting periods beginning after December 15, 2017.  We are currently evaluating the impact, if any, the adoption of ASU 2016-10 may have on our current practices.

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

Our license agreements provide either for the payment of contractually determined paid-up front license fees or milestone based payments in consideration for the grant of rights to manufacture and or sell products using our patented technologies or know-how. Some of these agreements provide for the release of the licensee from intellectual property infringements past and future claims. When we can determine that we have no further obligations other than the grant of the license and that we have fully transferred the technology knowhow, we will recognize the revenue. In certain arrangements we may also agree to provide training services to transfer the technology know-how.  In other license arrangements we have determined that the licenses have no standalone value to the customer and are not separable from training services as we can only fully transfer the technology knowhow through the training component. Accordingly, we account for these arrangements as a single unit of accounting, and recognize revenue over the period of its performance and milestones that have been achieved. Costs for these arrangements are expensed as incurred.

In December 2015, we entered into a set of strategic agreements valued at approximately $210.0 million with Inox, which includes a multi-year supply contract pursuant to which we will supply electric control systems to Inox and a license agreement allowing Inox to manufacture a limited number of electrical control systems over the next three to four years.  We determined this license has standalone value to the customer and can be separated from the supply contract.  The license agreement includes customer acceptance criteria to demonstrate the know-how to manufacture the electrical control systems has been fully transferred. We will defer revenue recognition for the allocable portion of the license until this acceptance criteria has been met.

In March 2016, we entered into a set of agreements to jointly develop an advanced low cost manufacturing process for second generation high temperature superconductor wire with BASF. In the joint development, our manufacturing know-how for our Amperium® superconductor wire and BASF's chemical solution deposition production technology will be combined. As part of the agreements, we also entered into a royalty-bearing, non-exclusive license under which we will provide BASF a specified portion of our second generation (2G) high temperature superconductor (HTS) wire manufacturing technology.  We determined that the license rights we provide to BASF have standalone value from the ongoing joint development effort. We transferred the license rights to BASF in March 2016 recording $3.0M of license revenues in the fiscal year ended March 31, 2016 as there were no remaining obligations associated with these rights. Any newly developed intellectual property as a result of the joint development will be owned by BASF.  Should this development effort be successful, we have the right to incorporate this new technology into our manufacturing process on a royalty-free basis. BASF has also agreed to make guaranteed annual payments to us through 2017 and has an option to continue the joint development through 2018. We will record revenue for the research and development services we are providing over the term of the arrangement.

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

Accounts Receivable

Accounts receivable consist of amounts owed by commercial companies and government agencies. Accounts receivable are stated net of allowances for doubtful accounts. Our accounts receivable relate principally to a limited number of customers. As of March 31, 2016, Inox accounted for approximately 84% of our total receivable balance, with no other customers accounting for greater than 10% of the balance. As of March 31, 2015, Inox accounted for approximately 56% of our total receivable balance, with no other customers accounting for greater than 10% of the balance. Changes in the financial condition or operations of our customers may result in delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations. As such we may require collateral, advanced payment or other security based upon the customer history and/or creditworthiness. In determining the allowance for doubtful accounts, we evaluate the collectability of accounts receivable based primarily on the probability of recoverability based on historical collection and write-off experience, the age of past due receivables, specific customer circumstances, and current economic trends. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

We recorded inventory reserves of $2.7 million during fiscal 2015 and $1.4 million during fiscal 2014, respectively, based on evaluating our ending inventories for excess quantities and obsolescence. We recorded an inventory reserve of approximately $63.9 million during fiscal 2010 based on our evaluation of forecasted demand in relation to the inventory on hand and market conditions surrounding our products as a result of the assumption that Sinovel and certain other customers in China would fail to meet their contractual obligations and demand that was previously forecasted would fail to materialize. If, in any period, we are able to sell inventories that were not valued or that had been reserved in a previous period, related revenues would be recorded without any offsetting charge to cost of revenues, resulting in a net benefit to our gross profit in that period. In fiscal 2015, 2014, and 2013, $5.0 million, $8.0 million, and $4.3 million respectively, were recognized as a net benefit to gross profit for inventory previously reserved in fiscal year 2010.

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

Income taxes

Our provision for income taxes is composed of a current and a deferred portion. The current income tax provision is calculated as the estimated taxes payable or refundable on tax returns for the current year. The deferred income tax provision is calculated for the estimated future tax effects attributable to temporary differences and carryforwards using expected tax rates in effect in the years during which the differences are expected to reverse. During November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. We early-adopted ASU 2015-17 effective January 1, 2016 on a prospective basis. Adoption of this ASU resulted in all deferred tax assets and liabilities being presented as non-current in the Consolidated Balance Sheet as of January 1, 2016. No prior periods were retrospectively adjusted.

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

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. We include interest and penalties related to gross unrecognized tax benefits within the provision for income taxes. See Note 11, “Income Taxes,” of our consolidated financial statements for further information regarding our income tax assumptions and expenses.

We evaluate our permanent reinvestment assertions with respect to foreign earnings at each reporting period. We have not recorded a deferred tax asset for the temporary difference associated with the excess of the tax basis over the book basis in our Austrian and Chinese subsidiaries as the future tax benefit is not expected to reverse in the foreseeable future. We have recorded a deferred tax liability as of March 31, 2016 for the undistributed earnings of our remaining foreign subsidiaries for which we can no longer assert are permanently reinvested. The total amount of undistributed earnings available to be repatriated at March 31, 2016 was $1.2 million resulting in the recording of a $0.4 million net deferred federal and state income tax liability. See Note 11, “Income Taxes,” of our consolidated financial statements for the results of this assessment.

Stock-based compensation

We measure compensation cost arising from the grant of share-based payments to employees at fair value and recognize such cost over the period during which the employee is required to provide service in exchange for the award, usually the vesting period. Total stock-based compensation expense recognized during the fiscal years ended March 31, 2016, 2015, and 2014 was $3.2 million, $5.9 million, and $10.7 million, respectively. For awards with service conditions only, we recognize compensation cost on a straight-line basis over the requisite service/vesting period. For awards with performance conditions, accruals of compensation cost are made based on the probable outcome of the performance conditions. The cumulative effect of changes in the probability outcomes are recorded in the period in which the changes occur.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management determined that expected volatility rates should be estimated based on historical and implied volatilities of our common stock. The expected term represents the average time that the options that vest are expected to be outstanding based on the vesting provisions and our historical exercise, cancellation and expiration patterns. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if circumstances change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate an expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 12, “Stockholders’ Equity,” of our consolidated financial statements for further information regarding our stock-based compensation assumptions and expenses.

Contingencies

From time to time, we are involved in legal and administrative proceedings and claims of various types. We record a liability in our consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. We review these estimates each accounting period as additional information is known and adjust the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in our consolidated financial statements. If, with respect to a matter, it is not both probable to result in liability and the amount of loss cannot be reasonably estimated, an estimate of possible loss or range of loss shall be disclosed unless such an estimate cannot be made. We do not recognize gain contingencies until they are realized. Legal costs incurred in connection with loss contingencies are expensed as incurred. During the fiscal year ended March 31, 2015, we reversed legal expenses of approximately $2.2 million incurred in connection with the Ghodawat arbitration that were covered by our Catlin settlement.  See Note 13, “Commitments and Contingencies”, of our consolidated financial statements for further information.

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

Debt

For debt arrangements, we consider any embedded equity-linked components and account for the fair value of any embedded warrants and derivatives. We elect not to use the fair value option for recording debt arrangements and elect to record the debt at the stated value of the loan agreement on the date of issuance. Any other elements present are reviewed to determine if they are embedded derivatives requiring bifurcation and requiring valuation under the fair value option. Derivatives and warrants, which meet the condition to satisfy an obligation by issuing a variable number of equity shares, are recorded at fair value. The carrying value assigned to the host instrument will be the difference between the previous carrying value of the host instrument and the fair value of the warrants and derivatives. There is no immediate gain/loss from the initial recognition and measurement if the embedded derivative is accounted for separately from its host contract. There is an offsetting debt discount or premium as a result of the fair value assigned to the warrants and derivatives, as well as any debt issuance costs, which is amortized under the effective interest method over the term of the loan. Each reporting period, fair value is assessed for the warrants and derivatives with the change in value being recorded as other income/loss. See Note 9, “Debt,” and Note 10, “Warrants and Derivative Liabilities,” of our consolidated financial statements for a full discussion regarding the activity and financial impact for our debt, warrants and derivative liabilities.

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, derivatives, warrants, and the term loans.  The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses due to their short nature approximate fair value at March 31, 2016 and 2015. The estimated fair values have been determined through information obtained from market sources and management estimates.  The fair value for the debt and warrant arrangements have been estimated by management based on the terms that we believe we could obtain in the current market for debt with the same terms and similar maturities.  The warrants are subject to revaluation at each balance sheet date, and any change in fair value will be recorded as a change in fair value in other (expense) income until the earlier of the warrants’ exercise or expiration. We rely on assumptions used in a lattice model to determine the fair value of the warrants. We have appropriately valued the warrants within Level 3 of the valuation hierarchy.

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

Foreign currency gains (losses), are included in net loss and were ($2.3) million, $2.7 million and ($0.1) million for the fiscal years ended March 31, 2016, 2015 and 2014, respectively.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of American Superconductor Corporation

We have audited the accompanying consolidated balance sheets of American Superconductor Corporation and its subsidiaries (collectively, the “Company”) as of March 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2016, and the financial statement schedule of American Superconductor Corporation and subsidiaries listed in Item 15 as of March 31, 2016 and 2015 and for each of the three years in the period ended March 31, 2016. We also have audited the Company’s internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements, and the financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Superconductor Corporation and its subsidiaries as of March 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2016, in conformity with accounting principles generally accepted in the United States of America, and in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.  Also in our opinion, American Superconductor Corporation and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

/s/ RSM US LLP

Boston, Massachusetts
May 31, 2016

AMERICAN SUPERCONDUCTOR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	March 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$39,330	$20,490
Accounts receivable, net	19,264	9,879
Inventory	18,512	20,596
Prepaid expenses and other current assets	5,778	10,764
Restricted cash	457	2,822
Total current assets	83,341	64,551

Property, plant and equipment, net	49,778	56,097
Intangibles, net	854	1,422
Restricted cash	934	1,236
Deferred tax assets	96	7,766
Other assets	315	2,753

Total assets	$135,318	$133,825

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$23,156	$21,615
Note payable, current portion, net of discount of $42 as of March 31, 2016 and $244 as of March 31, 2015	2,624	3,756
Derivative liabilities	3,227	2,999
Deferred revenue	12,000	11,019
Deferred tax liabilities	-	7,843
Total current liabilities	41,007	47,232

Note payable, net of discount of $133 as of March 31, 2016 and $290 as of March 31, 2015	1,367	3,877
Deferred revenue	9,269	2,756
Deferred tax liabilities	63	-
Other liabilities	63	67
Total liabilities	51,769	53,932

Commitments and contingencies (Note 13)

Stockholders' equity:
Common stock, $0.01 par value, 75,000,000 shares authorized; 14,107,126 and 9,624,275 shares issued at March 31, 2016 and 2015, respectively	141	96
Additional paid-in capital	1,011,813	985,921
Treasury stock, at cost, 51,506 and 34,067 shares at March 31, 2016 and 2015, respectively	(881)	(771)
Accumulated other comprehensive income (loss)	660	(308)
Accumulated deficit	(928,184)	(905,045)
Total stockholders' equity	83,549	79,893

Total liabilities and stockholders' equity	$135,318	$133,825

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2016	2015	2014

Revenues	$96,023	$70,530	$84,117

Cost of revenues	74,041	67,442	72,858

Gross profit	21,982	3,088	11,259

Operating expenses:
Research and development	12,303	11,878	12,173
Selling, general and administrative	28,861	29,217	37,230
Arbitration award expense	-	8,987	-
Restructuring and impairments	779	5,366	2,998
Amortization of acquisition related intangibles	157	157	287
Total operating expenses	42,100	55,605	52,688

Operating loss	(20,118)	(52,517)	(41,429)

Change in fair value of derivatives and warrants	(228)	3,963	1,872
Loss on extinguishment of debt	-	-	(5,197)
Gain on sale of minority interests	3,092	-	-
Interest expense, net	(1,037)	(1,882)	(9,661)
Other (expense) income, net	(2,457)	1,596	(991)

Loss before income tax expense	(20,748)	(48,840)	(55,406)

Income tax expense (benefit)	2,391	(184)	852

Net loss	$(23,139)	$(48,656)	$(56,258)

Net loss per common share
Basic	$(1.76)	$(5.74)	$(8.98)
Diluted	$(1.76)	$(5.74)	$(8.98)

Weighted average number of common shares outstanding
Basic	13,178	8,477	6,262
Diluted	13,178	8,477	6,262

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Fiscal Year Ended March 31,
	2016	2015	2014

Net loss	$(23,139)	$(48,656)	$(56,258)

Other comprehensive gain (loss), net of tax:
Foreign currency translation gains (losses)	968	(2,147)	727
Total other comprehensive gain (loss), net of tax	968	(2,147)	727
Comprehensive loss	$(22,171)	$(50,803)	$(55,531)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional		Accumulated Other		Total
	Number	Par	Paid-in	Treasury	Comprehensive	Accumulated	Stockholders'
	of Shares	Value	Capital	Stock	Income (Loss)	Deficit	Equity
Balance at March 31, 2013	6,030	$60	$924,390	$(313)	$1,112	$(800,131)	$125,118
Issuance of common stock - ESPP	10	-	168	-	-	-	168
Issuance of common stock - restricted shares	178	2	500	-	-	-	502
Stock-based compensation expense	-	-	10,696	-	-	-	10,696
Issuance of stock for 401(k) match	21	-	425	-	-	-	425
Issuance of common stock-ATM, net of costs	487	5	7,453	-	-	-	7,458
Issuance of common stock to settle liabilities	1,167	12	23,468	-	-	-	23,480
Repurchase of treasury stock	-	-	-	(57)	-	-	(57)
Cumulative translation adjustment	-	-	-	-	727	-	727
Net loss	-	-	-	-	-	(56,258)	(56,258)
Balance at March 31, 2014	7,893	$79	$967,100	$(370)	$1,839	$(856,389)	$112,259
Issuance of common stock - ESPP	17	-	124	-	-	-	124
Issuance of common stock - restricted shares	301	3	(3)	-	-	-	-
Stock-based compensation expense	-	-	5,936	-	-	-	5,936
Issuance of stock for 401(k) match	35	-	392	-	-	-	392
Issuance of common stock-ATM, net of costs	375	4	5,835	-	-	-	5,839
Issuance of common stock-Hudson Bay Capital	909	9	5,216	-	-	-	5,225
Issuance of common stock to settle liabilities	94	1	1,322	-	-	-	1,323
Reverse stock split	-	-	(1)	-	-	-	(1)
Repurchase of treasury stock	-	-	-	(401)	-	-	(401)
Cumulative translation adjustment	-	-	-	-	(2,147)	-	(2,147)
Net loss	-	-	-	-	-	(48,656)	(48,656)
Balance at March 31, 2015	9,624	$96	$985,921	$(771)	$(308)	$(905,045)	$79,893
Issuance of common stock - ESPP	8	-	30	-	-	-	30
Issuance of common stock - restricted shares	409	4	(4)	-	-	-	-
Stock-based compensation expense	-	-	3,248	-	-	-	3,248
Issuance of stock for 401(k) match	66	1	376	-	-	-	377
Issuance of common stock-equity offering	4,000	40	22,242	-	-	-	22,282
Repurchase of treasury stock	-	-	-	(110)	-	-	(110)
Cumulative translation adjustment	-	-	-	-	968	-	968
Net loss	-	-	-	-	-	(23,139)	(23,139)
Balance at March 31, 2016	14,107	$141	$1,011,813	$(881)	$660	$(928,184)	$83,549

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended March 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(23,139)	(48,656)	$(56,258)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	7,972	9,554	10,615
Stock-based compensation expense	3,248	5,936	10,696
Impairment of minority interest investments	746	3,464	1,265
Provision for excess and obsolete inventory	2,713	1,386	316
Write-off prepaid taxes	289	-	1,426
Gain on sale from minority interest investments	(3,092)	-	-
Loss from minority interest investments	356	743	1,008
Change in fair value of derivatives and warrants	228	(3,963)	(1,872)
Loss on extinguishment of debt	-	-	5,197
Reversal of Catlin legal costs	-	(2,220)	-
Non-cash interest expense	359	566	7,713
Other non-cash items	1,462	(2,436)	1,980
Changes in operating asset and liability accounts:
Accounts receivable	(9,318)	(2,677)	11,379
Inventory	(782)	(1,887)	13,043
Prepaid expenses and other current assets	5,608	(2,330)	12,512
Accounts payable and accrued expenses	1,543	5,579	(10,861)
Deferred revenue	7,248	4,265	(21,426)
Net cash used in operating activities	(4,559)	(32,676)	(13,267)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,201)	(737)	(278)
Proceeds from the sale of property, plant and equipment	47	18	54
Change in restricted cash	2,669	2,248	4,669
Proceeds from sale of minority interests	3,092	-	-
Change in other assets	266	280	(436)
Net cash provided by investing activities	4,873	1,809	4,009

Cash flows from financing activities:
Employee taxes paid related to net settlement of equity awards	(110)	(401)	(57)
Proceeds from the issuance of debt, net of expenses	-	1,422	9,842
Repayment of debt	(4,000)	(7,295)	(4,615)
Proceeds from public equity offering, net	22,282	14,933	7,458
Proceeds from exercise of employee stock options and ESPP	30	124	168
Net cash provided by financing activities	18,202	8,783	12,796

Effect of exchange rate changes on cash and cash equivalents	324	(540)	333

Net increase/(decrease) in cash and cash equivalents	18,840	(22,624)	3,871
Cash and cash equivalents at beginning of year	20,490	43,114	39,243
Cash and cash equivalents at end of year	$39,330	$20,490	$43,114

Supplemental schedule of cash flow information:
Cash paid for income taxes, net of refunds	$1,723	$362	$864
Issuance of common stock to settle liabilities	377	1,715	24,407
Cash paid for interest	709	1,362	990
The accompanying notes are an integral part of the consolidated financial statements.

1. Nature of the Business and Operations and Liquidity

Nature of the Business and Operations

American Superconductor Corporation (together with its subsidiaries, “AMSC” or the “Company”) was founded on April 9, 1987. The Company is a leading provider of megawatt-scale solutions that lower the cost of wind power and enhance the performance of the power grid. In the wind power market, the Company enables manufacturers to field wind turbines through its advanced engineering, support services and power electronics products. In the power grid market, the Company enables electric utilities and renewable energy project developers to connect, transmit and distribute power through its transmission planning services and power electronics and superconductor-based products. The Company’s wind and power grid products and services provide exceptional reliability, security, efficiency and affordability to its customers.

The Company’s consolidated financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principles (“GAAP”) and the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-K. The going concern basis of presentation assumes that the Company will continue operations and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

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

Liquidity

The Company has experienced recurring operating losses and as of March 31, 2016, the Company had an accumulated deficit of $928.2 million. In addition, the Company has experienced recurring negative operating cash flows.  At March 31, 2016, the Company had cash and cash equivalents of $39.3 million. Cash used in operations for the year ended March 31, 2016 was $4.6 million.

From April 1, 2011 through the date of this filing, the Company has reduced its global workforce substantially.  The Company has taken actions to consolidate certain business operations to reduce facility costs.  As of March 31, 2016, the Company had a global workforce of 369 persons.  The Company plans to closely monitor its expenses and, if required, expects to further reduce operating costs and capital spending to enhance liquidity.

Over the last several years, the Company has entered into several debt and equity financing arrangements in order to enhance liquidity.  Since April 1, 2012, the Company has generated aggregate cash flows from financing activities of $71.0 million.  This amount includes proceeds from an April 2015 equity offering, which generated net proceeds of approximately $22.3 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.  See Note 9, “Debt”, and Note 12 “Stockholders’ Equity” for further discussion of these financing arrangements. The Company believes that it is in compliance with the covenants and restrictions included in the agreements governing its debt arrangements as of March 31, 2016.

In December 2015, the Company entered into a set of strategic agreements valued at approximately $210.0 million with Inox, which includes a multi-year supply contract pursuant to which the Company will supply electric control systems to Inox Wind Ltd. (“Inox”) and a license agreement allowing Inox to manufacture a limited number of electrical control systems over the next three to four years.  After this initial three to four year period, Inox agreed that the Company will continue as Inox’s preferred supplier and Inox will be required to purchase from the Company a majority of its electric control systems requirements for an additional three-year period.  During the fourth quarter of fiscal 2015, Inox made the upfront payment of $6.0 million required under the license agreement, but as of the date of this Annual Report it has not made the $2.0 million advance payment required under the supply contract.  These agreements are expected to provide a foundation for the business as the Company pursues its longer-term objectives.

On October 6, 2015, 100% of the outstanding common stock of Blade Dynamics Limited (“Blade Dynamics”) was acquired by a subsidiary of General Electric Company.  After deducting transaction expenses, the Company received net proceeds of $2.8 million from the sale, which was recorded as a gain in the fiscal year ended March 31, 2016.  Additionally, under the terms of the purchase agreement, the Company may be entitled to receive up to an additional $1.2 million in proceeds, upon the successful achievement of certain milestones by Blade Dynamics over the next three years.

On March 11, 2016, the Company sold 100% of its minority share investment in Tres Amigas LLC (“Tres Amigas”) to an investor for $0.6 million.  The Company received $0.3 million according to the terms of the purchase agreement upon closing, which was recorded as a gain during the three months ended March 31, 2016.  The final $0.3 million is to be paid when Tres Amigas achieves the earlier of certain agreed-upon financing conditions, which is expected to occur during the first half of fiscal 2016. See Note 15, “Minority Investments”, for further information about such investment.

The Company believes it has sufficient liquidity to fund its operations, capital expenditures and scheduled cash payments under its debt obligations for the next twelve months.  The Company’s liquidity is highly dependent on its ability to increase revenues, its ability to control its operating costs, its ability to maintain compliance with the covenants and restrictions on its debt obligations (or obtain waivers from the lender in the event of non-compliance), and its ability to raise additional capital, if necessary.  There can be no assurance that the Company will be able to continue to raise additional capital from other sources or execute on any other means of improving liquidity described above.

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

Accounts Receivable

Accounts receivable consist of amounts owed by commercial companies and government agencies. Accounts receivable are stated net of allowances for doubtful accounts. The Company’s accounts receivable relate principally to a limited number of customers. As of March 31, 2016, Inox, accounted for approximately 84% of the Company’s total receivable balance, with no other customer accounting for greater than 10% of the balance.  As of March 31, 2015, Inox, accounted for approximately 56% of the Company’s total receivable balance, with no other customer accounting for greater than 10% of the balance. Changes in the financial condition or operations of the Company’s customers may result in delayed payments or non-payments which would adversely impact its cash flows from operating activities and/or its results of operations. As such the Company may require collateral, advanced payment or other security based upon the customer history and/or creditworthiness. In determining the allowance for doubtful accounts, the Company evaluates the collectability of accounts receivable based primarily on the probability of recoverability based on historical collection and write-off experience, the age of past due receivables, specific customer circumstances, and current economic trends. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

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

For the fiscal years ended March 31, 2016 and 2015, the Company recorded inventory reserves of approximately $2.7 million and $1.4 million, respectively, based on evaluating its ending inventory on hand for excess quantities and obsolescence. For the fiscal years ended March 31, 2016, 2015, and 2014, the Company recorded benefits of $5.0 million, $8.0 million, and $4.3 million, respectively, for the usage of inventories previously reserved.

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

The Company periodically tests its investments for potential impairment whenever events and circumstances indicate a loss in the fair value of the investments may be other than temporary.  During the year ended March 31, 2016, the Company recorded an impairment charge of $0.7 million on its investment in Tres Amigas.  During the fiscal years ended March 31, 2015 and 2014, the Company recorded impairment charges of $3.5 and $1.3 million, respectively, on its investment in Blade Dynamics. Both of these minority investments have been sold as of March 31, 2016. See Note 15, “Minority Investments”, for further discussion.

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

During the year ended March 31, 2011, the Company determined that revenues from certain of its customers in China could not be recorded for shipments made according to the delivery terms, as the fee was not fixed or determinable or collectability was not reasonably assured. For these customers, the Company is utilizing a cash basis of accounting with cash applied first against accounts receivable balances, then costs of shipments (inventory and value added taxes) before recognizing any gross margin. Payments of $3.7 million were received from these customers during the fiscal year ended March 31, 2014, for past shipments and recorded as revenue. There were no payments received for past shipments in the fiscal years ended March 31, 2016 and 2015.

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

The Company’s license agreements provide either for the payment of contractually determined paid-up front license fees or milestone based payments in consideration for the grant of rights to manufacture and or sell products using our patented technologies or know-how. Some of these agreements provide for the release of the licensee from intellectual property infringements past and future claims. When the Company can determine that it has no further obligations other than the grant of the license and that the Company has fully transferred the technology knowhow, the Company recognizes the revenue under a completed contract model. In other license arrangements, the Company may also agree to provide training services to transfer the technology know-how.  In these arrangements the Company has determined that the licenses have no standalone value to the customer and are not separable from training services as the Company can only fully transfer the technology knowhow through the training component. Accordingly, the Company accounts for these arrangements as a single unit of accounting, and recognizes revenue over the period of its performance and milestones that have been achieved. Costs for these arrangements are expensed as incurred.

In December 2015, the Company entered into a set of strategic agreements valued at approximately $210.0 million with Inox, which includes a multi-year supply contract pursuant to which the Company will supply electric control systems to Inox and a license agreement allowing Inox to manufacture a limited number of electrical control systems over the next three to four years.  We determined this license has standalone value to the customer and can be separated from the supply contract.  The license agreement includes customer acceptance criteria to demonstrate the know-how to manufacture the electrical control systems has been fully transferred. The Company will defer recognition of the revenue allocable to the license until this acceptance criteria has been met.

In March 2016, the Company entered into a set of agreements to jointly develop an advanced low cost manufacturing process for second generation high temperature superconductor wire with BASF. Under the joint development agreement, the Company’s manufacturing know-how for its Amperium® superconductor wire and BASF's chemical solution deposition production technology will be combined. As part of the agreements, the Company also entered into a royalty-bearing, non-exclusive license under which the Company agreed to provide BASF a specified portion of its second generation (2G) high temperature superconductor (HTS) wire manufacturing technology.  The Company determined that the license rights it provides to BASF have standalone value from the ongoing joint development effort. We transferred the license rights to BASF in March 2016 recording $3.0M of license revenue in the fiscal year ended March 31, 2016 as there were no remaining obligations associated with these rights. Any newly developed intellectual property as a result of the joint development will be owned by BASF.  Should this development effort be successful, the Company has the right to incorporate this new technology into its manufacturing process on a royalty-free basis. BASF has also agreed to make guaranteed annual payments to the Company through 2017 and has an option to continue the joint development through 2018. The Company will record revenue for the research and development services being provided over the term of the arrangement.

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

During November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. The Company early-adopted ASU 2015-17 effective January 1, 2016 on a prospective basis. Adoption of this ASU resulted in all deferred tax assets and liabilities being presented as non-current in the Consolidated Balance Sheet as of January 1, 2016. No prior periods were retrospectively adjusted.

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

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. The Company includes interest and penalties related to gross unrecognized tax benefits within the provision for income taxes.  See Note 11, “Income Taxes,” for further information regarding our income tax assumptions and expenses.

The Company evaluates its permanent reinvestment assertions with respect to foreign earnings at each reporting period. The Company has not recorded a deferred tax asset for the temporary difference associated with the excess of the tax basis over its book basis in its Austrian and Chinese subsidiaries as the future tax benefit is not expected to reverse in the foreseeable future. The Company has recorded a deferred tax liability as of March 31, 2016 for the undistributed earnings of its remaining foreign subsidiaries for which it can no longer assert are permanently reinvested. The total amount of undistributed earnings available to be repatriated at March 31, 2016 was $1.2 million resulting in the recording of a $0.4 million net deferred federal and state income tax liability.  See Note 11, “Income Taxes,” for further information regarding our income tax assumptions and expenses.

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

Computation of Net Loss per Common Share

Basic net loss per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing the net loss by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. For the fiscal years ended March 31, 2016, 2015, and 2014, common equivalent shares of 1,552,959, 1,567,352, and 643,158, respectively, were not included in the calculation of diluted EPS as they were considered antidilutive. The following table reconciles the numerators and denominators of the EPS calculation for the fiscal years ended March 31, 2016, 2015, and 2014 (in thousands except per share amounts):

	Fiscal year ended March 31,
	2016	2015	2014

Numerator:
Net loss	$(23,139)	$(48,656)	$(56,258)
Denominator:
Weighted-average shares of common stock outstanding	13,295	8,559	6,411
Weighted-average shares subject to repurchase	(117)	(82)	(149)
Shares used in per-share calculation ― basic	13,178	8,477	6,262
Shares used in per-share calculation ― diluted	13,178	8,477	6,262
Net loss per share ― basic	$(1.76)	$(5.74)	$(8.98)
Net loss per share ― diluted	$(1.76)	$(5.74)	$(8.98)

Foreign Currency Translation

The functional currency of all the Company’s foreign subsidiaries is the U.S. dollar, except for AMSC Austria, for which the local currency (Euro) is the functional currency, and AMSC China, for which the local currency (Renminbi) is the functional currency. The assets and liabilities of AMSC Austria and AMSC China are translated into U.S. dollars at the exchange rate in effect at the balance sheet date and income and expense items are translated at average rates for the period. Cumulative translation adjustments are excluded from net loss and shown as a separate component of stockholders’ equity. Net foreign currency gains (losses) are included in net loss and were ($2.3) million, $2.8 million, and ($0.1) million for the fiscal years ended March 31, 2016, 2015 and 2014, respectively. The Company has no restrictions on the foreign exchange activities of its foreign subsidiaries, including the payment of dividends and other distributions.

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

The Company invests its available cash in high credit, quality financial instruments and invests primarily in investment-grade marketable securities, including, but not limited to, government obligations, money market funds and corporate debt instruments.

Several of the Company’s government contracts are being funded incrementally, and as such, are subject to the future authorization, appropriation, and availability of government funding. The Company has a history of successfully obtaining financing under incrementally-funded contracts with the U.S. government and it expects to continue to receive additional contract modifications in the year ending March 31, 2017 and beyond as incremental funding is authorized and appropriated by the government.

Contingencies

From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. The Company records a liability in its consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. Management reviews these estimates in each accounting period as additional information is known and adjusts the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. If, with respect to a matter, it is not both probable to result in liability and the amount of loss cannot be reasonably estimated, an estimate of possible loss or range of loss is disclosed unless such an estimate cannot be made. The Company does not recognize gain contingencies until they are realized. Legal costs incurred in connection with loss contingencies are expensed as incurred. See Note 13, “Commitments and Contingencies,” for further information regarding the Company’s pending litigation.

Debt

For debt arrangements, the Company considers any embedded equity-linked components and accounts for the fair value of any embedded warrants and derivatives. The Company elects not to use the fair value option for recording debt arrangements and elects to record the debt at the stated value of the loan agreement on the date of issuance. Any other elements present are reviewed to determine if they are embedded derivatives requiring bifurcation and requiring valuation under the fair value option. Derivatives and warrants, which meet the condition to satisfy an obligation by issuing a variable number of equity shares, are recorded at fair value. The carrying value assigned to the host instrument will be the difference between the previous carrying value of the host instrument and the fair value of the warrants and derivatives. There is no immediate gain/loss from the initial recognition and measurement if the embedded derivative is accounted for separately from its host contract. There is an offsetting debt discount or premium as a result of the fair value assigned to the warrants and derivatives, as well as any debt issuance costs, which is amortized under the effective interest method over the term of the loan. Each reporting period, fair value is assessed for the warrants and derivatives with the change in value being recorded as other income/loss. See Note 9, “Debt,” and Note 10, “Warrants and Derivative Liabilities,” for a full discussion regarding the activity and financial impact for the Company’s debt, warrants and derivative liabilities.

Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, warrants to purchase shares of common stock, derivatives, and a senior secured term loan. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses due to their short nature approximate fair value at March 31, 2016 and 2015. The estimated fair values have been determined through information obtained from market sources and management estimates.  The fair value for the debt and warrant arrangements have been estimated by management based on the terms that it believes it could obtain in the current market for debt with the same terms and similar maturities.  The Company classifies the estimates used to fair value these instruments as Level 3 inputs See Note 3, “Fair Value Measurements” for a full discussion on fair value measurements.

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

The Company provides a gross presentation of activity within Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements.  A change in the hierarchy of an investment from its current level is reflected in the period during which the pricing methodology of such investment changes.  Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 is made in the event that the related security is significant to total cash and investments.  The Company did not have any transfers of assets and liabilities from Level 1 and Level 2 to Level 3 of the fair value measurement hierarchy during the year ended March 31, 2016.

A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value on a recurring basis, measured as of March 31, 2016 and 2015 (in thousands):

	Total	Quoted Prices in	Significant Other	Significant
	Carrying	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2016:
Assets:
Cash equivalents	$16,040	$16,040	$-	$-
Derivative liabilities:
Warrants	$3,227	$-	$-	$3,227

	Total	Quoted Prices in	Significant Other	Significant
	Carrying	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2015:
Assets:
Cash equivalents	$12,519	$12,519	$-	$-
Derivative liabilities:
Warrants	$2,999	$-	$-	$2,999

The table below reflects the activity for the Company’s major classes of liabilities measured at fair value on a recurring basis (in thousands):

Warrants
April 1, 2015	$2,999
Mark to market adjustment	228
Balance at March 31, 2016	$3,227

Warrants
April 1, 2014	$2,601
Warrant issuance with equity offering	4,255
Warrant issuance with senior secured term loan	106
Mark to market adjustment	(3,963)
Balance at March 31, 2015	$2,999

Valuation Techniques

Cash Equivalents

Cash equivalents consist of highly liquid instruments with maturities of three months or less that are regarded as high quality, low risk investments and are measured using such inputs as quoted prices, and are classified within Level 1 of the valuation hierarchy. Cash equivalents consist principally of certificates of deposits and money market accounts.

Warrants

Warrants were issued in conjunction with a Securities Purchase Agreement (the “Purchase Agreement”) with Capital Ventures International (“CVI”), an equity offering to Hudson Bay Capital in November 2014, and a Loan and Security Agreement with Hercules Technology Growth Capital, Inc. (“Hercules”). See Note 9, “Debt,” and Note 10 “Warrants and Derivative Liabilities,” for additional information. These warrants are subject to revaluation at each balance sheet date, and any change in fair value will be recorded as a change in fair value in derivatives and warrants until the earlier of their exercise or expiration.

The Company relies on various assumptions in a lattice model to determine the fair value of warrants. The Company has valued the warrants within Level 3 of the valuation hierarchy. See Note 10, “Warrants and Derivative Liabilities,” for a discussion of the warrants and the valuation assumptions used.

4. Accounts Receivable

Accounts receivable at March 31, 2016 and March 31, 2015 consisted of the following (in thousands):

	March 31,	March 31,
	2016	2015
Accounts receivable (billed)	$18,089	$8,946
Accounts receivable (unbilled)	1,229	987
Less: Allowance for doubtful accounts	(54)	(54)
Accounts receivable, net	$19,264	$9,879

5. Inventory

Inventory at March 31, 2016 and March 31, 2015 consisted of the following (in thousands):

	March 31,	March 31,
	2016	2015
Raw materials	$9,665	$9,411
Work-in-process	3,411	2,117
Finished goods	3,215	7,487
Deferred program costs	2,221	1,581
Net inventory	$18,512	$20,596

The Company recorded inventory write-downs of $2.7 million and $1.4 million for the fiscal years ended March 31, 2016 and 2015, respectively.  These write downs were based on evaluating its inventory on hand for excess quantities and obsolescence.

Deferred program costs as of March 31, 2016 and March 31, 2015 primarily represent costs incurred on programs accounted for under contract accounting where the Company needs to complete development milestones before revenue and costs will be recognized.

6. Property, Plant and Equipment

The cost and accumulated depreciation of property and equipment at March 31, 2016 and 2015 are as follows (in thousands):

	March 31,	March 31,
	2016	2015
Land	$3,643	$3,643
Construction in progress - equipment	601	130
Buildings	34,549	34,549
Equipment and software	73,659	81,855
Furniture and fixtures	1,215	1,156
Leasehold improvements	3,600	4,132
Property, plant and equipment, gross	117,267	125,465
Less accumulated depreciation	(67,489)	(69,368)
Property, plant and equipment, net	$49,778	$56,097

Depreciation expense was $7.4 million, $9.0 million, and $9.9 million, for the fiscal years ended March 31, 2016, 2015, and 2014, respectively. See Note 16, “Restructuring and Impairments,” for additional information regarding the effect the Company’s restructuring plan had on property, plant and equipment.

7. Intangible Assets

Intangible assets at March 31, 2016 and 2015 consisted of the following (in thousands):

	2016			2015
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book	Estimated
	Amount	Amortization	Value	Amount	Amortization	Value	Useful Life
Licenses	$4,422	$(3,739)	$683	$4,422	$(3,328)	$1,094	7
Core technology and know-how	5,010	(4,839)	171	4,858	(4,530)	328	5-10
Intangible assets	$9,432	$(8,578)	$854	$9,280	$(7,858)	$1,422

The Company recorded intangible amortization expense of $0.6 million, $0.6 million, and $0.8 million for the fiscal years ended March 31, 2016, 2015, and 2014, respectively.

Expected future amortization expense related to intangible assets is as follows (in thousands):

Fiscal years ending March 31,	Total
2017	$553
2018	301
Total	$854

The geographic composition of intangible assets is as follows (in thousands):

	March 31,
	2016	2015
Intangible assets by geography:
U.S.	$854	$1,422
Europe	-	-
Total	$854	$1,422

The business segment composition of intangible assets is as follows (in thousands):

	March 31,
	2016	2015
Intangible assets by business segments:
Wind	$-	$-
Grid	854	1,422
Total	$854	$1,422

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, 2016 and March 31, 2015 consisted of the following (in thousands):

	March 31,	March 31,
	2016	2015
Accounts payable	$5,837	$7,062
Accrued inventories in-transit	1,908	1,127
Accrued other miscellaneous expenses	3,003	3,254
Accrued compensation	7,526	5,960
Income taxes payable	1,281	278
Accrued warranty	3,601	3,934
Total	$23,156	$21,615

The Company generally provides a one to three year warranty on its products, commencing upon installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.

Product warranty activity was as follows (in thousands):

	Fiscal Years Ended March 31,
	2016	2015
Balance at beginning of period	$3,934	$3,207
Change in accruals for warranties during the period	1,865	2,839
Settlements during the period	(2,198)	(2,112)
Balance at end of period	$3,601	$3,934

9. Debt

Senior Secured Term Loans

On November 15, 2013, the Company amended its existing Loan and Security Agreement with Hercules, and entered into a term loan (the “Term Loan B”), borrowing $10.0 million. After closing fees and expenses, the net proceeds to the Company for the Term Loan B were $9.8 million.  The Term Loan B bears an interest rate of 11% plus the percentage, if any, by which the prime rate as reported by the Wall Street Journal exceeds 3.75%.  The Company is repaying the Term Loan B in equal monthly installments ending on November 1, 2016.  The principal balance of the Term Loan B is approximately $2.7 million as of March 31, 2016.  The Company will pay an end of term fee of $0.5 million upon the earlier of maturity or prepayment of the Term Loan B. The Company has accrued the end of term fee and recorded a corresponding amount into the debt discount.  The Term Loan B includes a mandatory prepayment feature which allows Hercules the right to use any of the Company’s net proceeds from specified asset dispositions greater than $1.0 million in a calendar year to pay off any outstanding accrued interest and principal balance on the Term Loan B.  The Company determined the fair value to be de-minimis for this feature. In addition, the Company incurred $0.2 million of legal and origination costs in the three months ended December 31, 2013, which have been recorded as a debt discount.

On December 19, 2014, the Company entered into a second amendment with Hercules (the “Hercules Second Amendment”) and entered into a new term loan, borrowing an additional $1.5 million (the “Term Loan C”).  After closing fees and expenses, the net proceeds to the Company for the Term Loan C were $1.4 million.  The Term Loan B and Term Loan C are collectively referred to as the “Term Loans”.  The Term Loan C also bears the same interest rate as the Term Loan B.  The Company will make interest only payments until maturity on June 1, 2017, when the loan is scheduled to be repaid in its entirety.  The maturity date of the Term Loan C was extended from March 1, 2017 to June 1, 2017 due to the Company’s April 2015 equity offering which raised more than $10 million in new capital before December 31, 2015.  The Company will pay an end of term fee of approximately $0.1 million upon earlier of maturity or prepayment of the Term Loan C.  The Company has accrued the end of term fee and recorded a corresponding amount in the debt discount.  The Term Loan C includes the same mandatory prepayment feature as the Term Loan B.   The Company determined the fair value to be de-minimus for this feature.  In addition, the Company incurred approximately $0.1 million of legal and origination costs in the three months ended December 31, 2014, which have been recorded as a debt discount.

Hercules received warrants to purchase 13,927 shares of common stock (the “First Warrant”) and 25,641 shares of common stock (the “Second Warrant”) in conjunction with a prior term loan which has been repaid in full and the Term Loan B.  Due to certain adjustment provisions within the warrants, they qualified for liability accounting and the fair value of the warrants $0.4 million and $0.2 million respectively was recorded upon issuance to debt discount and a warrant liability. In conjunction with the Hercules Second Amendment, the First Warrant and Second Warrant were cancelled and replaced with the issuance of a new warrant (the “Hercules Warrant”) to purchase 58,823 shares of common stock at an exercise price of $11.00 per share, subject to adjustment.  The Warrant expires on June 30, 2020.  See Note 10, “Warrants and Derivative Liabilities”, for a discussion on the Warrant and the valuation assumptions used.

Under Term Loan B, the total debt discount including the Warrant, end of term fee and legal and origination costs of $1.0 million is being amortized into interest expense over the term of the Term Loan B using the effective interest method.  During the years ended March 31, 2016 and 2015, the Company recorded non-cash interest expense for amortization of the debt discount related to the Term Loan B of $0.2 million and $0.4 million, respectively.  Under Term Loan C, the total debt discount, including the Warrant, end of term fee and legal and origination costs of $0.3 million is being amortized into interest expense over the term of the Term Loan C using the effective interest method.  During each of the fiscal years ended March 31, 2016 and 2015, the Company recorded non-cash interest expense for amortization of the debt discount related to the Term Loan C of $0.1 million, and less than $0.1 million, respectively.

The Term Loans are secured by substantially all of the Company’s existing and future assets, including a mortgage on real property owned by the Company’s wholly-owned subsidiary, ASC Devens LLC, and located at 64 Jackson Road, Devens, Massachusetts.  The Term Loans contain certain covenants that restrict the Company’s ability to, among other things, incur or assume certain debt, merge or consolidate, materially change the nature of the Company’s business, make certain investments, acquire or dispose of certain assets, make guarantees or grant liens on its assets, make certain loans, advances or investments, declare dividends or make distributions or enter into transactions with affiliates. In addition, there is a covenant that requires the Company to maintain a minimum unrestricted cash balance (the “Minimum Threshold”) in the United States.  As a result of the Company’s April 2015 equity offering, the Minimum Threshold was reduced to the lesser of $2.0 million or the aggregate outstanding principal balance of the Term Loans.  As of March 31, 2016, the Minimum Threshold was $2.0 million.  The events of default under the Term Loans include, but are not limited to, failure to pay amounts due, breaches of covenants, bankruptcy events, cross defaults under other material indebtedness and the occurrence of a material adverse effect and/or change in control. In the case of a continuing event of default, Hercules may, among other remedies, declare due all unpaid principal amounts outstanding and any accrued but unpaid interest and foreclose on all collateral granted to Hercules as security under the Term Loans.

Although the Company believes that it is in compliance with the covenants and restrictions under the Term Loans as of March 31, 2016, there can be no assurance that the Company will continue to be in compliance.

Senior Convertible Note

On April 4, 2012, the Company entered into a Purchase Agreement with CVI and completed a private placement of a senior convertible note (the “Note”). After fees and expenses, the net proceeds of the Note were $23.2 million. On March 2, 2014 the Note was extinguished for approximately 663,000 shares of common stock.  As a result of this transaction, the Company recorded a loss on the extinguishment of debt of $5.2 million during the three months ended March 31, 2014. During the year ended March 31, 2014 the Company recorded non-cash interest expense for the amortization of the debt discount related to the Note of $4.1 million. In conjunction with the Note, CVI received a warrant to purchase 309,406 shares of common stock.  Due to certain adjustment provisions within the warrant it qualified for liability accounting.  See Note 10, “Warrants and Derivative Liabilities”, for a discussion on the Warrant and the valuation assumptions used.

Interest expense on the Note and Term Loans for the fiscal years ended March 31, 2016, 2015 and 2014, was $1.0 million, $1.7 million and $9.7 million, respectively, which included $0.4 million, $0.5 million and $7.7 million, respectively, of non-cash interest expense related to the amortization of the debt discount and payment of the Note in Company common stock at a discount.

10. Warrants and Derivative Liabilities

Senior Convertible Note Warrant

On April 4, 2012, the Company entered into the Purchase Agreement with CVI. The Purchase Agreement included a warrant to purchase 309,406 shares of the Company’s common stock (the “Original Warrant”). Pursuant to an exchange in October 2013, the Original warrant was exchanged for a new warrant (the “Exchanged Warrant”).  The Exchanged Warrant is exercisable at any time on or after the date that is six months after the issuance of the Original Warrant and entitles CVI to purchase shares of the Company’s common stock for a period of five years from the date the Original Warrant becomes exercisable at an exercise price equal to $15.94 per share, subject to certain price-based and other anti-dilution adjustments. The Exchanged Warrant may not be exercised if, after giving effect to the conversion, CVI together with its affiliates, would beneficially own in excess of 4.99% of the Company’s common stock. This percentage may be raised to any other percentage not in excess of 9.99% at the option of CVI, upon at least 61-days prior notice to the Company, or lowered to any other percentage, at the option of CVI, at any time.

The Company calculated the fair value of the warrant, utilizing an integrated lattice model. The lattice model is an option pricing model that involves the construction of a binomial tree to show the different paths that the underlying asset may take over the option’s life. A lattice model can take into account expected changes in various parameters such as volatility over the life of the options, providing more accurate estimates of option prices than the Black-Scholes model. See Note 3, “Fair Value Measurements” for further discussion

The Company accounts for the Exchanged Warrant as a liability due to certain adjustment provisions within the warrant, which requires that it be recorded at fair value. The Exchanged Warrant is subject to revaluation at each balance sheet date and any change in fair value is recorded as a change in fair value of derivatives and warrants until the earlier of its expiration or its exercise at which time the warrant liability will be reclassified to equity.

Following is a summary of the key assumptions used to calculate the fair value of the Exchanged Warrant:

	March 31,	December 31,	September 30,	June 30,
Fiscal Year 15	2016	2015	2015	2015

Risk-free interest rate	0.66%	0.96%	0.64%	0.74%
Expected annual dividend yield	—%	—%	—%	—%
Expected volatility	76.76%	76.68%	73.39%	71.61%
Term (years)	1.51	1.76	2.01	2.26
Fair value	$0.4 million	$0.3 million	$0.1 million	$0.2 million

	March 31,	December 31,	September 30,	June 30,
Fiscal Year 14	2015	2014	2014	2014

Risk-free interest rate	0.73%	1.00%	1.07%	0.98%
Expected annual dividend yield	—%	—%	—%	—%
Expected volatility	70.42%	72.38%	76.20%	83.50%
Term (years)	2.51	2.76	3.01	3.26
Fair value	$0.3 million	$0.5 million	$1.5 million	$2.3 million

			Post-modification	Pre-modification
	March 31,	December 31,	October 9,	October 9,	September 30,	June 30,	March 31,
Fiscal Year 13	2014	2013	2013	2013	2013	2013	2013

Risk-free interest rate	1.11%	1.17%	1.05%	1.05%	1.02%	1.13%	0.67%
Expected annual dividend yield	—%	—%	—%	—%	—%	—%	—%
Expected volatility	80.99%	75.60%	71.45%	71.45%	71.98%	71.90%	71.74%
Term (years)	3.51	3.76	3.99	3.99	4.01	4.27	4.51
Fair value	$ 2.2 million	$ 2.2 million	$ 3.2 million	$ 2.2 million	$ 2.5 million	$ 3.0 million	$ 3.4 million

The Company recorded a net loss, resulting from an increase in the fair value of the Exchanged Warrant, of $0.1 million, and a net gain, resulting from a decrease in the fair value of the Exchanged Warrant, of $1.9 million and $1.2 million to change in fair value of derivatives and warrants in the fiscal years ended March 31, 2016, 2015 and 2014 respectively.

Hercules Warrant

On December 19, 2014, the Company entered into the Hercules Second Amendment, (see Note 10, “Debt” for additional information).  In conjunction with the agreement, the Company issued the Hercules Warrant to purchase 58,823 shares of the Company’s common stock.  The Hercules Warrant is exercisable at any time after its issuance at an initial exercise price of $11.00 per share, subject to certain price-based and other anti-dilution adjustments, and expires on June 30, 2020.  As a result of the equity offering in April 2015, the exercise price of the Hercules Warrant was reduced to $9.41 per share.

The Company accounts for the Hercules Warrant as a liability due to certain provisions within the warrant.  The Hercules Warrant is subject to revaluation at each balance sheet date and any change in fair value is recorded as a change in fair value of derivatives and warrants until the earlier of its expiration or its exercise, at which time the warrant liability will be reclassified to equity.

Following is a summary of the key assumptions used to calculate the fair value of the Hercules Warrant:

	March 31,	December 31,	September 30,	June 30,
Fiscal Year 15	2016	2015	2015	2015

Risk-free interest rate	1.08%	1.65%	1.31%	1.63%
Expected annual dividend yield	—%	—%	—%	—%
Expected volatility	70.25%	73.57%	75.32%	72.57%
Term (years)	4.25	4.50	4.75	5.00
Fair value	$0.2 million	$0.2 million	$0.1 million	$0.2 million

			New Issuance
	March 31,	December 31,	December 19,
Fiscal Year 14	2015	2014	2014

Risk-free interest rate	1.41%	1.73%	1.74%
Expected annual dividend yield	—%	—%	—%
Expected volatility	74.60%	77.43%	70.26%
Term (years)	5.25	5.50	5.53
Fair value	$0.2 million	$0.2 million	$0.2 million

The Company recorded no significant change, in the fair value of the Hercules Warrant in the fiscal years ended March 31, 2016, and 2015.

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

Following is a summary of the key assumptions used to calculate the fair value of the November 2014 Warrant:

	March 31,	December 31,	September 30,	June 30,
Fiscal Year 15	2016	2015	2015	2015

Risk-free interest rate	0.98%	1.51%	1.17%	1.44%
Expected annual dividend yield	—%	—%	—%	—%
Expected volatility	69.88%	70.02%	73.02%	74.18%
Term (years)	3.62	3.87	4.12	4.37
Fair value	$2.6 million	$2.1 million	$1.3 million	$1.8 million

			New Issuance
	March 31,	December 31,	November 13,
Fiscal Year 14	2015	2014	2014

Risk-free interest rate	1.28%	1.61%	1.64%
Expected annual dividend yield	—%	—%	—%
Expected volatility	75.96%	78.00%	72.86%
Term (years)	4.62	4.87	5.00
Fair value	$2.5 million	$3.2 million	$4.3 million

The Company recorded a net loss, resulting from an increase in the fair value of the November 2014 Warrant, of $0.1 million, and a net gain, resulting from a decrease in the fair value of the November 2014 Warrant, of $1.8 million to change in fair value of derivatives and warrants in the fiscal years ended March 31, 2016, and 2015, respectively.

The Company prepared its estimates for the assumptions used to determine the fair value of the warrants issued in conjunction with both the Exchanged Note, the Term Loans, and the November 2014 Warrant utilizing the respective terms of the warrants with similar inputs, as described above.

11. Income Taxes

Income (loss) before income taxes for the fiscal years ended March 31, 2016, 2015, and 2014 are provided in the table as follows (in thousands):

	Fiscal years ended March 31,
	2016	2015	2014
Income (loss) before income tax expense:
U.S.	$(29,436)	$(40,277)	$(91,558)
Foreign	8,688	(8,563)	36,152
Total	$(20,748)	$(48,840)	$(55,406)

The components of income tax expense (benefit) attributable to continuing operations consist of the following (in thousands):

	Fiscal years ended March 31,
	2016	2015	2014
Current
Federal	$459	$47	$287
State	-	-	-
Foreign	1,950	(274)	614
Total current	2,409	(227)	901

Deferred
Federal	(18)	43	(49)
State	-	-	-
Foreign	-	-	-
Total deferred	(18)	43	(49)

Income tax (benefit) expense	$2,391	$(184)	$852

The reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate is shown below.

	Fiscal years ended March 31,
	2016	2015	2014
Statutory federal income tax rate	(34)%	(34)%	(34)%
State income taxes, net of federal benefit	1	2	-
Deemed dividend and dividends paid	5	1	1
Foreign income tax rate differential	5	6	(6)
Stock options	1	1	2
Nondeductible expenses	-	1	1
Research and development tax credit	(5)	-	-
Deferred warrants	-	(3)	(1)
Interest expense	-	-	5
Extinguishment of debt	-	-	3
Reversal of uncertain tax benefits	-	(6)	-
True-up of foreign NOLs	19	-	-
Settlement of intercompany balances	(9)	-	-
Nondeductible foreign currency exchange remeasurement loss	10	-	-
Valuation allowance	18	32	30
Effective income tax rate	11%	-%	1%

The following is a summary of the principal components of the Company’s deferred tax assets and liabilities (in thousands):

	March 31,	March 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$281,098	$272,498
Research and development and other tax credit carryforwards	11,878	10,655
Accruals and reserves	28,088	37,153
Fixed assets and intangible assets	2,393	2,432
Other	14,494	18,514
Gross deferred tax assets	337,951	341,252
Valuation allowance	(301,393)	(294,860)
Total deferred tax assets	36,558	46,392

Deferred tax liabilities:
Intercompany debt	(27,117)	(36,298)
Other	(9,408)	(10,174)
Total deferred tax liabilities	(36,525)	(46,472)
Net deferred tax asset (liability)	$33	$(80)

The Company has provided a full valuation allowance against its net deferred income tax assets since it is more likely than not that its deferred tax assets are not currently realizable due to the net operating losses incurred by the Company since its inception and net operating losses forecasted in the future. The Company has recorded a deferred tax asset of approximately $13.0 million reflecting the benefit of deductions from the exercise of stock options. This deferred tax asset has been fully reserved since it is more likely than not that the tax benefit from the exercise of stock options will not be realized. The tax benefit will be recorded as a credit to additional paid-in capital if realized.

At March 31, 2016, the Company had aggregate net operating loss carryforwards in the U.S. for federal and state income tax purposes of approximately $791.0 million and $177.0 million, respectively, which expire in the years ending March 31, 2017 through 2036. Included in the U.S. net operating loss is $3.7 million of acquired losses from Power Quality Systems, Inc. and $52.5 million from excess tax deductions from stock options exercised in the years ending March 31, 2006 through 2016. Pursuant to the guidance on accounting for stock-based compensation, the deferred tax asset relating to excess tax benefits from these exercises was not recognized for financial statement purposes. The future benefit from these deductions will be recorded as a credit to additional paid-in capital when realized. Research and development and other tax credit carryforwards amounting to approximately $9.3 million and $2.9 million are available to offset federal and state income taxes, respectively, and will expire in the years ending March 31, 2017 through 2036.

At March 31, 2016, the Company had aggregate net operating loss carryforwards for its Austrian subsidiary, AMSC Austria GmbH, of approximately $42.6 million which can be carried forward indefinitely subject to certain annual limitations. At March 31, 2016, the Company had aggregate net operating loss carryforwards for its Chinese operation of approximately $32.0 million, which can be carried forward for five years and begin to expire December 31, 2016.  At March 31, 2016, the Company had aggregate net operating loss carryforwards from Romania of $0.5 million, which can be carried forward through March 31, 2023.  Also the Company had immaterial amounts of current and net operating loss carryforwards for its other foreign operations which can be carried forward indefinitely.

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

The Company has recorded a deferred tax liability as of March 31, 2016 for the undistributed earnings of its remaining foreign subsidiaries for which it can no longer assert are permanently reinvested. The total amount of undistributed earnings available to be repatriated at March 31, 2016 was $1.2 million resulting in the recording of a $0.4 million net deferred federal and state income tax liability.

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.  The Company did not identify any uncertain tax positions at March 31, 2016.  The Company did not have any gross unrecognized tax benefits at March 31, 2016 or 2015.

During the fiscal year ended March 31, 2015, the Company concluded a tax audit for the period April 1, 2008 through March 31, 2011 with its foreign subsidiary in Austria.  The results of this audit found no material exceptions to the Company’s tax positions.

A tabular roll-forward of the Company’s uncertainties in income tax provision liability is presented below (in thousands):

Balance at March 31, 2014	$1,061
Reversal of uncertain tax positions	(1,061)
Balance at March 31, 2015	$-
Reversal of uncertain tax positions	-
Balance at March 31, 2016	$-

The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. Any unrecognized tax benefits, if recognized, would favorably affect its effective tax rate in any future period. The Company does not expect that the amounts of unrecognized benefits will change significantly within the next twelve months. Interest and penalties recorded in prior periods were immaterial and subsequently reversed in the year ended March 31, 2015.

The Company conducts business globally and, as a result, its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Major tax jurisdictions include the U.S., China, Romania and Austria. All U.S. income tax filings for fiscal years ended March 31, 1995 through 2016 remain open and subject to examination and all fiscal years from the year ended March 31, 2012 through 2016 remain open and subject to examination in Austria.  The Company’s tax filings in China for calendar years 2013 and 2014 are currently being examined.  Tax filings in China for calendar years 2008 through 2012 remain open and subject to examination.  Tax filings in Romania for the years ended March 31, 2014 through 2016 remain open and subject to examination.

12. Stockholders’ Equity

Stock-Based Compensation

The components of employee stock-based compensation for the years ended March 31, 2016, 2015 and 2014 were as follows (in thousands):

	Fiscal years ended March 31,
	2016	2015	2014
Stock options	$663	$1,851	$2,730
Restricted stock and stock awards	2,574	4,063	7,936
Employee stock purchase plan	11	22	30
Total stock-based compensation expense	$3,248	$5,936	$10,696

The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. The total unrecognized compensation cost for unvested outstanding stock options was $0.6 million for the fiscal year ended March 31, 2016. This expense will be recognized over a weighted-average expense period of approximately 2.4 years. The total unrecognized compensation cost for unvested outstanding restricted stock was $2.6 million for the fiscal year ended March 31, 2016. This expense will be recognized over a weighted-average expense period of approximately 1.8 years.

The following table summarizes employee stock-based compensation expense by financial statement line item for the fiscal years ended March 31, 2016, 2015 and 2014 (in thousands):

	Fiscal years ended March 31,
	2016	2015	2014
Cost of revenues	$274	$719	$1,002
Research and development	418	1,728	2,751
Selling, general and administrative	2,556	3,489	6,943
Total	$3,248	$5,936	$10,696

The following table summarizes the information concerning currently outstanding and exercisable employee and non-employee options:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Options / Shares	Price	Term	(thousands)
Outstanding at March 31, 2015	380,940	$84.57
Granted	-
Exercised	-
Cancelled/forfeited	(14,391)	115.35
Outstanding at March 31, 2016	366,549	$83.39	5.7	$-
Exercisable at March 31, 2016	261,656	$110.06	4.8	$-
Fully vested and expected to vest at March 31, 2016	357,776	$85.07	5.6	$-

There were no stock options granted during the fiscal year ended March 31, 2016.  The weighted-average grant-date fair value of stock options granted during the fiscal years ended March 31, 2015 and 2014 was per share, $10.18 per share, and $16.20 per share, respectively. Intrinsic value represents the amount by which the market price of the common stock exceeds the exercise price of the options. Given the decline in the Company’s stock price, exercisable options as of March 31, 2016, 2015 and 2014 had no intrinsic value.

The weighted average assumptions used in the Black-Scholes valuation model for stock options granted during the fiscal years ended March 31, 2016, 2015, and 2014 are as follows:

	Fiscal years ended March 31,
	2016	2015	2014
Expected volatility	N/A	85.5%	75.1%
Risk-free interest rate	N/A	1.9%	1.7%
Expected life (years)	N/A	5.8	5.9
Dividend yield	None	None	None

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

The following table summarizes the employee and non-employee restricted stock activity for the year ended March 31, 2016:

		Weighted	Intrinsic
		Average	Aggregate
		Grant Date	Value
	Shares	Fair Value	(thousands)
Outstanding at March 31, 2015	340,588	$20.82
Granted	420,189	6.24
Vested	(262,984)	14.56
Forfeited	(14,949)	76.22
Outstanding at March 31, 2016	482,844	$9.62	$3,670

The total fair value of restricted stock that was granted during the fiscal years ended March 31, 2016, 2015 and 2014 was $2.6 million, $5.6 million, and $4.5 million, which includes $0.5 million for bonus and severance, respectively. The total fair value of restricted stock that vested during the fiscal years ended March 31, 2016, 2015 and 2014 was $1.7 million, $3.1 million, $3.7 million, which includes $0.5 million for bonus and severance, respectively.

There were no performance-based restricted stock shares awarded during the fiscal year ended March 31, 2016.  The restricted stock awarded during the fiscal years ended March 31, 2015 and 2014 includes approximately 38,021, and 40,201 shares, respectively, of performance-based restricted stock, which would vest upon achievement of certain financial performance measurements. Included in the table above are 6,666 shares of restricted stock units outstanding.

The remaining shares awarded vest upon the passage of time. For awards that vest upon the passage of time, expense is being recorded over the vesting period.

Stock-Based Compensation Plans

As of March 31, 2016, the Company had two active stock plans: the 2007 Stock Incentive Plan, as amended (the “2007 Plan”) and the Amended and Restated 2007 Director Stock Plan (the “2007 Director Plan”). The 2007 Plan replaced the Company’s 2004 Stock Incentive Plan upon the approval by the Company’s stockholders on August 3, 2007. The 2007 Director Plan replaced the Second Amended and Restated 1997 Director Stock Option Plan, which expired pursuant to its terms on May 2, 2007.  Both the 2007 Plan and the 2007 Director Plan were approved by the Company’s stockholders on August 1, 2014.

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

As of March 31, 2016, the 2007 Director Plan provided for the grant of nonstatutory stock options and stock awards to members of the Board of Directors who are not also employees of the Company (outside directors). Under the terms of the 2007 Director Plan as of March 31, 2014, each outside director was granted an option to purchase 1,000 shares of common stock upon his or her initial election to the Board of Directors with an exercise price equal to the fair market value of the Company’s common stock on the date of the grant. These options vest in equal annual installments over a two-year period. In addition, as of March 31, 2014, each outside director was granted an award of 300 shares of common stock three business days following each annual meeting of stockholders, provided that such outside director had served as a director for at least one year.  Under the terms of the 2007 Director Plan effective April 1, 2014, each outside director is granted an option to purchase shares of common stock with an aggregate grant date value equal to $40,000 upon his or her initial election to the Board with an exercise price equal to the fair market value of the Company’s common stock on the date of the grant. These options vest in equal annual installments over a two-year period. In addition, effective April 1, 2014, each outside director is granted an award of shares of common stock with an aggregate grant date value equal to $40,000 three business days following the last day of each fiscal year, subject to proration for any partial fiscal year of service.

As of March 31, 2016, the 2007 Plan had 195,194 shares and the 2007 Director Plan had 35,505 shares available for future issuance.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (ESPP) which provides employees with the opportunity to purchase shares of common stock at a price equal to the market value of the common stock at the end of the offering period, less a 15% purchase discount. The Company recognized compensation expense of less than $0.1 million during the year fiscal ended March 31, 2016 and $0.1 million for each of the fiscal years ended March 31, 2015 and 2014, respectively, related to the ESPP.  As of March 31, 2016 the ESPP had no shares available for future issuance.

Equity Offerings

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

Lease Commitments

Operating leases include minimum payments under leases for the Company’s facilities and certain equipment. The Company’s primary leased facilities are located in New Berlin, Wisconsin; Suzhou and Beijing, China; Klagenfurt, Austria; and Timisoara, Romania with a combined total of approximately 183,000 square feet of space. These leases have varying expiration dates through March 2021 which can generally be terminated at the Company’s request after a six month advance notice. The Company leases other locations which focus primarily on applications engineering, sales and/or field service and do not have significant leases or physical presence.  See Item 2, “Properties” for further information.

Minimum future lease commitments at March 31, 2016 were as follows (in thousands):

Fiscal years ended March 31,	Total
2017	$1,135
2018	469
2019	252
2020	176
2021	165
Thereafter	-
Total	$2,197

Rent expense under the operating leases mentioned above was as follows (in thousands):

	Fiscal years ended March 31,
	2016	2015	2014
Rent expense	$1,628	$2,091	$2,152

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

On September 13, 2011, the Company commenced a series of legal actions in China against Sinovel Wind Group Co. Ltd. (“Sinovel”). The Company’s Chinese subsidiary, Suzhou AMSC Superconductor Co. Ltd., filed a claim for arbitration with the Beijing Arbitration Commission in accordance with the terms of the Company’s supply contracts with Sinovel. The case is captioned (2011) Jing Zhong An Zi No. 0963. The Company alleges that Sinovel committed various material breaches of its contracts with the Company and that Sinovel has refused to pay past due amounts for prior shipments of core electrical components and spare parts. The Company is seeking compensation for past product shipments and retention (including interest) in the amount of approximately RMB 485 million (approximately $76 million) due to Sinovel’s breaches of its contracts. The Company is also seeking specific performance of its existing contracts as well as reimbursement of all costs and reasonable expenses with respect to the arbitration. The value of the undelivered components under the existing contracts, including the deliveries refused by Sinovel in March 2011, amounts to approximately RMB 4.6 billion (approximately $720 million).

On October 8, 2011, Sinovel filed with the Beijing Arbitration Commission an application under the caption (2011) Jing Zhong An Zi No. 0963, for a counterclaim against the Company for breach of the same contracts under which the Company filed its original arbitration claim. Sinovel claimed, among other things, that the goods supplied by the Company do not conform to the standards specified in the contracts and claimed damages in the amount of approximately RMB 1.2 billion (approximately $190 million). On February 27, 2012, Sinovel filed with the Beijing Arbitration Commission an application under the caption (2012) Jing Zhong An Zi No. 0157, against the Company for breach of the same contracts under which the Company filed its original arbitration claim. Sinovel claims, among other things, that the goods supplied by the Company do not conform to the standards specified in the contracts and claimed damages in the amount of approximately RMB 105 million (approximately $17 million). The Company believes that Sinovel’s claims are without merit and it intends to defend these actions vigorously. Since the proceedings in this matter are still in the early technical review phase, the Company cannot reasonably estimate possible losses or range of losses at this time.

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

As of March 31, 2016, the Company had $0.5 million of restricted cash included in current assets and $0.9 million of restricted cash included in long-term assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts. These deposits are held in interest bearing accounts.

14. Employee Benefit Plans

The Company has implemented a defined contribution plan (the “Plan”) under Section 401(k) of the Internal Revenue Code. Any contributions made by the Company to the Plan are discretionary. The Company has a stock match program under which the Company matched, in the form of Company common stock, 50% of the first 6% of eligible contributions. The Company recorded expense of $0.4 million, for each of the fiscal years ended March 31, 2016, 2015, and 2014, and recorded corresponding charges to additional paid-in capital related to this program.

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

During the three months ended June 30, 2015, the Company determined that as a result of delays in Tres Amigas securing financing for the project, as well as the Company’s expectation that its investment would not be recoverable based on recent adverse market indicators for potential sales of the Company’s share of the investment, that its investment in Tres Amigas required further analysis for other-than-temporary impairment.  The Company recorded an impairment charge of $0.7 million to fully impair this investment in the fiscal year ended March 31, 2016.

On March 11, 2016, the Company sold 100% of its minority share investment in Tres Amigas to an investor for $0.6 million. The Company received $0.3 million according to the terms of the purchase agreement upon closing, which was recorded as a gain during the three months ended March 31, 2016.  The final $0.3 million is to be paid when Tres Amigas achieves the earlier of certain agreed-upon financing conditions which is expected to occur during the first half of fiscal 2016.

Investment in Blade Dynamics Ltd.

The Company acquired (through its Austrian subsidiary), a minority ownership position in Blade Dynamics, a designer and manufacturer of advanced wind turbine blades based on proprietary materials and structural technologies.  The Company’s original investment was for $8.0 million in cash. During the year ended March 31, 2015, the Company determined that its investment was no longer recoverable and therefore recorded an impairment charge of $3.5 million.

On October 6, 2015, 100% of the outstanding common stock of Blade Dynamics was acquired by a subsidiary of General Electric Company.  After deducting transaction expenses, AMSC received net proceeds of $2.8 million from the sale, which was recorded as a gain during the fiscal year ended March 31, 2016.  Additionally, under the terms of the purchase agreement, AMSC may be entitled to receive up to an additional $1.2 million in proceeds upon the successful achievement of certain milestones by Blade Dynamics over the next three years.

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

During the fiscal years ended March 31, 2015 and 2014, the Company undertook restructuring activities, approved by the Board of Directors, in order to reorganize its global operations, streamline various functions of the business, and reduce its global workforce to better reflect the demand for its products.  During the year ended March 31, 2014, the Company undertook a plan to consolidate its Grid manufacturing activities into its Devens, Massachusetts facility and close its facility in Middleton, Wisconsin which was completed during the year ended March 31, 2015.  In addition, the Company established a new Wind manufacturing facility in Romania, and as a result, reduced the headcount in its operation in China.  The Company is maintaining its headcount in China at a level necessary to support demand from its Chinese customers.  The Company recorded restructuring charges for severance and other costs of approximately less than $0.1 million, $1.9 million and $1.7 million during the fiscal years ended March 31, 2016, 2015 and 2014, respectively, primarily associated with the consolidation of the Company’s manufacturing activities in the United States and China.  From April 1, 2011 through March 31, 2016, the Company’s various restructuring activities resulted in a substantial reduction of its global workforce. All amounts related to these restructuring activities have been paid as of March 31, 2016.

The following table presents restructuring charges and cash payments (in thousands):

	Severance pay	Facility exit and
	and benefits	Relocation costs	Total
Accrued restructuring balance at April 1, 2014	$844	$-	$844
Charges to operations	618	1,284	1,902
Cash payments	(1,282)	(1,284)	(2,566)
Accrued restructuring balance at March 31, 2015	$180	$-	$180
Charges to operations	(5)	38	33
Cash payments	(175)	(38)	(213)
Accrued restructuring balance at March 31, 2016	$-	$-	$-

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

The operating results for the two business segments are as follows (in thousands):

	Fiscal Years Ended March 31,
	2016	2015	2014
Revenues:
Wind	$68,883	$51,307	$55,608
Grid	27,140	19,223	28,509
Total	$96,023	$70,530	$84,117

	Fiscal Years Ended March 31,
	2016	2015	2014
Operating loss:
Wind	$(1,256)	$(14,321)	$(5,213)
Grid	(14,835)	(26,890)	(22,523)
Unallocated corporate expenses	(4,027)	(11,306)	(13,693)
Total	$(20,118)	$(52,517)	$(41,429)

Total assets for the two business segments as of March 31, 2016 and March 31, 2015 are as follows (in thousands):

	March 31,	March 31,
	2016	2015
Wind	$34,389	$41,947
Grid	36,255	42,482
Corporate assets	64,674	49,396
Total	$135,318	$133,825

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

Unallocated corporate expenses primarily consist of stock-based compensation expense of $3.2 million, $5.9 million and $10.7 million in the fiscal years ended March 31, 2016, 2015, and 2014, respectively, and restructuring and impairment charges of $0.8 million, $5.4 million, and $3.0 million for the fiscal years ended March 31, 2016, 2015 and 2014, respectively.

Geographic information about revenue, based on shipments to customers by region, is as follows (in thousands):

	Fiscal years ended March 31,
	2016	2015	2014
India	$59,640	$39,314	$26,384
U.S.	14,565	9,820	11,013
China	8,455	10,410	24,748
Asia Pacific	5,364	3,788	8,223
Africa	2,697	616	2,187
Australia	2,410	1,653	3,037
Europe	1,775	2,239	5,213
Canada	1,117	2,690	3,312
Total	$96,023	$70,530	$84,117

In the fiscal years ended March 31, 2016, 2015 and 2014, 85%, 86%, and 87% of the Company’s revenues, respectively, were recognized from sales outside the United States. The Company maintains operations in Austria, Romania, China and the United States and sales and service support centers around the world.

In the fiscal years ended March 31, 2016 and 2015, Inox accounted for approximately 62% and 56% of the Company’s total revenues, respectively.  In the year ended March 31, 2014, Inox and Beijing JINGCHENG New Energy accounted for approximately 31% and 18%, respectively, of the Company’s total revenues.

Geographic information about property, plant and equipment associated with particular regions is as follows (in thousands):

	March 31,
	2016	2015
North America	$48,685	$54,673
Europe	868	854
Asia Pacific	225	570
Total	$49,778	$56,097

18. Quarterly Financial Data (Unaudited)

(In thousands, except per share amount)	For the year ended March 31, 2016:
Three Months Ended	June 30,	September 30,	December 31,	March 31,
	2015	2015	2015	2016
Total revenue	$23,723	$19,004	$25,772	$27,524
Operating loss	(8,257)	(6,841)	(3,312)	(1,708)
Net loss	(9,121)	(7,698)	(2,957)	(3,363)
Net loss per common share—basic	(0.75)	(0.57)	(0.22)	(0.25)
Net loss per common share—diluted	(0.75)	(0.57)	(0.22)	(0.25)

	For the year ended March 31, 2015:
Three Months Ended	June 30,	September 30,	December 31,	March 31,
	2014	2014	2014	2015
Total revenue	$11,696	$12,455	$21,250	$25,129
Operating loss	(12,667)	(26,400)	(7,735)	(5,715)
Net loss	(13,517)	(25,423)	(6,353)	(3,363)
Net loss per common share—basic	(1.74)	(3.12)	(0.72)	(0.36)
Net loss per common share—diluted	(1.74)	(3.12)	(0.72)	(0.36)

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

In November 2015, the FASB issued ASU 2015-17 Balance Sheet Classification of Deferred Taxes.  This ASU simplifies the presentation of deferred income taxes and requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. The Company early-adopted ASU 2015-17 effective January 1, 2016 on a prospective basis. Adoption of this ASU resulted in all deferred tax assets and liabilities being presented as non-current in the Consolidated Balance Sheet as of January 1, 2016. No prior periods were retrospectively adjusted.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the effects adoption of this guidance will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).  The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent consideration. The ASU is effective for annual reporting periods beginning after December 15, 2017.  The Company is currently evaluating the impact, if any, the adoption of ASU 2016-08 may have on its current practices.

In March 2016, the FASB issued ASU 2016-09 Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The amendments in ASU 2016-09 will simplify several aspects of the accounting for share-based payment transactions, including tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.  The Company is currently evaluating the impact, if any, the adoption of ASU 2016-09 may have on its current practices.

In April 2016, the FASB issued ASU 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.  The amendments in ASU 2016-10 will clarify the identification of performance obligations and the licensing implementation guidance. The ASU is effective for annual reporting periods beginning after December 15, 2017.  The Company is currently evaluating the impact, if any, the adoption of ASU 2016-10 may have on its current practices.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, an evaluation was conducted of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control – Integrated Framework (2013 Edition). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2016.

The effectiveness of our internal control over financial reporting as of March 31, 2016 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is contained in part under the caption “Executive Officers” in Part I of this Annual Report on Form 10-K, and in part in our Proxy Statement for the Annual Meeting of Stockholders to be held in 2016 (the “2016 Proxy Statement”) in the sections “Corporate Governance — Members of the Board,” “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance — Code of Business Conduct and Ethics,” “Corporate Governance —Board Committees” and “Corporate Governance — Board Committees — Audit Committee,” “Corporate Governance — Director Nomination Process”, “Corporate Governance — Board Determination of Independence”, which sections are incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The sections of the 2016 Proxy Statement titled “Information About Executive and Director Compensation,” “Information About Executive and Director Compensation — Compensation Committee Interlocks and Insider Participation” and “Information About Executive and Director Compensation — Compensation Committee Report” are incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections of the 2016 Proxy Statement titled “Stock Ownership of Certain Beneficial Owners and Management” and “Information about Executive Officer and Director Compensation — Securities Authorized for Issuance Under our Equity Compensation Plans” are incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections of the 2016 Proxy Statement titled “Certain Relationships and Related Transactions” and “Corporate Governance —Board Determination of Independence” and “Corporate Governance — Board Committees” are incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The section of the 2016 Proxy Statement titled “Ratification of Selection of Independent Registered Public Accounting Firm (Proposal 5)” is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Document filed as part of this Annual Report on Form 10-K:

1. Financial Statements

The following financial statements of American Superconductor Corporation, supplemental information and report of independent registered public accounting firm required by this item are included in Item 8, “Financial Statements and Supplementary Data,” in this Form 10-K:

2. Financial Statement Schedules

See “Schedule II — Valuation and Qualifying Accounts” for the fiscal years ended March 31, 2016, 2015 and 2014. All other schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits Required by Item 601 of Regulation S-K under the Exchange Act.

See (b) Exhibits.

(b) Exhibits

The list of Exhibits filed as a part of this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding such Exhibits, and is incorporated herein by reference.

American Superconductor Corporation

Schedule II — Valuation and Qualifying Accounts

(In thousands)

	Balance,			Recoveries	Balance,
	Beginning of			and Other	End of
	Year	Additions	Write-offs	Adjustments	Year

Allowance for doubtful accounts receivable:
Fiscal year ended March 31, 2016	$54	-	-	-	$54
Fiscal year ended March 31, 2015	$16	54	(16)	-	$54
Fiscal year ended March 31, 2014	$-	16	-	-	$16

	Balance,			Recoveries	Balance,
	Beginning of			and Other	End of
	Year	Additions	Write-offs	Adjustments	Year

Deferred tax asset valuation allowance:
Fiscal year ended March 31, 2016	$294,860	9,028	(2,495)	-	$301,393
Fiscal year ended March 31, 2015	$282,824	15,189	(3,153)	-	$294,860
Fiscal year ended March 31, 2014	$261,961	26,649	(5,786)	-	$282,824

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SUPERCONDUCTOR CORPORATION

BY:	/S/ DANIEL P. MCGAHN
Daniel P. McGahn President, Chief Executive Officer, and Director
Date: May 31, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/S/ DANIEL P. MCGAHN Daniel P. McGahn	President, Chief Executive Officer, and Director (Principal Executive Officer)	May 31, 2016
/S/ DAVID A. HENRY David A. Henry	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	May 31, 2016
/S/ JOHN W. WOOD, JR. John W. Wood, Jr.	Chairman of the Board	May 31, 2016
/S/ VIKRAM S. BUDHRAJA Vikram S. Budhraja	Director	May 31, 2016
/S/ PAMELA F. LENEHAN. Pamela F. Lenehan	Director	May 31, 2016
/S/ DAVID R. OLIVER, JR. David R. Oliver, Jr.	Director	May 31, 2016
/S/ JOHN B. VANDER SANDE John B. Vander Sande	Director	May 31, 2016

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation of the Registrant, as amended.	S-3	333-191153	3.1	9/13/13
3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated March 24, 2015.	8-K	000-19672	3.1	3/24/15
3.3	Amended and Restated By-Laws of the Registrant.	S-3	333-191153	3.2	9/13/13
4.1	Exchanged Note dated as of December 20, 2012 between the Registrant and Capital Ventures International.	10-Q	000-19672	4.1	2/11/13
4.2	Series A-2 Warrant, dated as of October 9, 2013, between the Registrant and Capital Ventures International, and assigned to CVI Investments on January 29, 2016.					*
4.3	Amended and Restated Warrant Agreement, dated as of December 19, 2014, between the Registrant and Hercules Technology Growth Capital, Inc.	8-K	000-19672	4.1	12/22/14

4.4	Form of Indenture, between the Registrant and Wilmington Trust, National Association.	S-3	333-198851	4.1	9/19/14

4.5	Form of Warrant Agreement, by and between the Registrant and the American Stock Transfer and Trust Company, dated November 13, 2014, and Form of Warrant.	8-K	000-19672	4.1	11/13/14
10.1+	Amended and Restated 1996 Stock Incentive Plan.	10-K	000-19672	10.21	6/27/01
10.2+	Form of incentive stock option agreement under Amended and Restated 1996 Stock Incentive Plan.	10-K	000-19672	10.3	5/28/09
10.3+	Form of non-statutory stock option agreement under Amended and Restated 1996 Stock Incentive Plan.	10-K	000-19672	10.4	5/28/09
10.4+	Second Amended and Restated 1997 Director Stock Option Plan, as amended.	10-Q	000-19672	10.8	2/5/09
10.5+	Form of Stock Option Agreement under Second Amended and Restated 1997 Director Stock Option Plan, as amended.	10-Q	000-19672	10.4	11/9/04
10.6+	2004 Stock Incentive Plan, as amended.	10-Q	000-19672	10.9	2/5/09
10.7+	Form of Incentive Stock Option Agreement under 2004 Stock Incentive Plan, as amended.	10-Q	000-19672	10.1	11/9/04
10.8+	Form of Non-statutory Stock Option Agreement under 2004 Stock Incentive Plan, as amended.	10-Q	000-19672	10.2	11/9/04

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.9+	Form of Restricted Stock Agreement under 2004 Stock Incentive Plan, as amended.	10-Q	000-19672	10.3	11/9/04
10.10+	2007 Stock Incentive Plan, as amended.	8-K	000-19672	10.1	8/06/14
10.11+	Form of Incentive Stock Option Agreement under 2007 Stock Incentive Plan, as amended.	8-K	000-19672	10.2	8/7/07
10.12+	Form of Non-statutory Stock Option Agreement under 2007 Stock Option Plan, as amended.	8-K	000-19672	10.3	8/7/07
10.13+	Form of Restricted Stock Agreement Regarding Awards to Executive Officers under 2007 Stock Option Plan, as amended.	8-K	000-19672	10.4	8/7/07
10.14+	Form of Restricted Stock Agreement Regarding Awards to Employees, under 2007 Stock Option Plan, as amended.	8-K	000-19672	10.5	8/7/07
10.15+	Form of Restricted Stock Agreement (regarding performance-based awards to executive officers and employees) under 2007 Stock Incentive Plan, as amended.	8-K	000-19672	10.1	5/20/08
10.16+	Amended and Restated 2007 Director Stock Plan.	8-K	000-19672	10.2	8/6/14
10.17+	Form of Non-statutory Stock Option Agreement Under Amended and Restated 2007 Director Stock Plan.	8-K	000-19672	10.7	8/7/07
10.18+	Executive Incentive Plan for the fiscal year ended March 31, 2015.	10-Q	000-19672	10.2	11/6/14

10.19+	Executive Incentive Plan for fiscal year ended March 31, 2016.	10-Q	000-19672	10.1	8/5/15
10.20	Form of Employee Nondisclosure and Developments Agreement.	S-1	333-43647	10.16	1/7/91
10.21+	Amended and Restated Executive Severance Agreement, dated as of May 24, 2011, between the Registrant and Daniel P. McGahn.	8-K	000-19672	10.2	5/24/11
10.22+	Amended and Restated Executive Severance Agreement, dated as of December 23, 2008, between the Registrant and David A. Henry.	10-Q	000-19672	10.2	2/5/09
10.23+	Amended and Restated Executive Severance Agreement, dated as of September 20, 2013, between the Registrant and James F. Maguire.	8-K	000-19672	10.1	9/25/13

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.24	Securities Purchase Agreement, dated as of April 4, 2012, by and between the Registrant and Capital Ventures International.	8-K	000-19672	10.1	4/4/12
10.25	Registration Rights Agreement, dated as of April 4, 2012, by and between the Registrant and Capital Ventures International.	8-K	000-19672	10.2	4/4/12
10.26	Amendment and Exchange Agreement, dated as of December 20, 2012, by and between the Registrant and Capital Ventures International.	8-K	000-19672	10.1	12/21/12
10.27	Second Amendment and Warrant Exchange Agreement, dated as of October 9, 2013, by and between the Registrant and Capital Ventures International.	8-K	000-19672	10.1	10/9/13
10.28	Exchange Agreement, dated as of March 2, 2014, by and between the Registrant and Capital Ventures International.	8-K	000-19672	10.1	3/3/14
10.29	Loan and Security Agreement, by and between Registrant and Hercules Technology Growth Capital, Inc., dated as of June 5, 2012.	8-K	000-19672	10.1	6/6/12
10.30	First Amendment to Loan and Security Agreement, by and between Registrant and Hercules Technology Growth Capital, Inc., dated as of November 15, 2013.	8-K	000-19672	10.1	11/18/13

10.31	Second Amendment to Loan and Security Agreement, by and among the Registrant, ASC Devens LLC, Superconductivity, Inc. and Hercules Technology Growth Capital, Inc., dated as of December 19, 2014.	8-K	000-19672	10.1	12/22/14
10.32	Limited Waiver, dated as of June 11, 2013, between the Registrant and Hercules Technology Growth Capital, Inc.	10-K	000-19672	10.50	6/14/13
10.33	Mortgage and Security Agreement, dated as of July 31, 2012, by and between ASC Devens LLC and Hercules Technology Growth Capital, Inc.	10-Q	000-19672	10.3	11/6/12
10.34	First Modification to Mortgage and Security Agreement, dated as of November 15, 2013, by and between ASC Devens LLC and Hercules Technology Growth Capital, Inc.	10-Q	000-19672	10.3	2/6/14

10.35	Second Modification to Mortgage and Security Agreement, dated as of December 19, 2014, by and between ASC Devens LLC and Hercules Technology Growth Capital, Inc.	10-Q	000-19672	10.2	2/5/15
10.36	Environmental Indemnity Agreement, dated as of July 31, 2012, made by the Registrant and ASC Devens LLC in favor of Hercules Technology Growth Capital, Inc.	10-Q	000-19672	10.4	11/6/12

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.37†	Supply Contract, effective as of February 8, 2013, by and between the Registrant and Inox Wind Limited.	8-K	000-19672	10.1	2/14/13

10.38†	Supply Contract, effective as of June 2, 2014, by and between the Registrant and Inox Wind Limited.	8-K	000-19672	10.1	6/5/14

10.39†	Amendment No.1 to Supply Contract (dated June 2, 2014), by and between the Registrant and Inox Wind Limited, entered into by the Registrant on August 26, 2015.	10-Q	000-19672	10.1	11/3/15

10.40†	Amendment No.2 to Supply Contract (dated June 2, 2014), by and between the Registrant and Inox Wind Limited, entered into by the Registrant on December 14, 2015.	10-Q	000-19672	10.3	2/9/16

10.41††	Amendment No.3 to Supply Contract (dated June 3, 2014), by and between the Registrant and Inox Wind Limited, entered into on February 18, 2016.					*

10.42†	Supply Contract, effective as of August 15, 2014, by and between the Registrant and Inox Wind Limited.	10-Q	000-19672	10.1	11/6/14

10.43†	Amendment No.1 to Supply Contract (effective as of August 15, 2014), by and between the Registrant and Inox Wind Limited, entered into by the Registrant on February 25, 2015.	10-Q	000-19672	10.2	11/3/15

10.44†	Amendment No.2 to Supply Contract (effective as of August 15, 2014), by and between the Registrant and Inox Wind Limited, entered into by the Registrant on August 26, 2015.	10-Q	000-19672	10.3	11/3/15

10.45†	Amendment No.3 to Supply Contract (effective as of August 15, 2014), by and between the Registrant and Inox Wind Limited, entered into on November 19, 2015.	10-Q	000-19672	10.3	2/9/16

10.46††	Amendment No.4 to Supply Contract (effective as of August 15, 2014), by and between the Registrant and Inox Wind Limited, entered into on February 18, 2016.					*

10.47†	Supply Contract, dated December 16, 2015, by and between the Registrant and Inox Wind Limited.	10-Q	000-19672	10.1	2/9/16

10.48†	Technology License Agreement, dated December 16, 2015, by and among AMSC Austria GMBH, the Registrant and Inox Wind Limited.	10-Q	000-19672	10.2	2/9/16

10.49††	License and Sublicense Agreement, dated March 4, 2016, by and between the Registrant and BASF Corporation.					*

10.50††	Disclosure Letter, dated March 4, 2016, by and between the Registrant and BASF Corporation.					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.51††	Joint Development Agreement, dated March 4, 2016, by and between the Registrant and BASF Corporation.					*

21.1	Subsidiaries.					*
23.1	Consent of RSM US LLP					*
31.1	Chief Executive Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Chief Financial Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
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

**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Label Linkbase Document.*
101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

†	Confidential treatment previously requested and granted with respect to certain portions, which portions were omitted and filed separately with the Commission.
††	Confidential treatment has been requested with respect to certain portions of this exhibit, which portions have been filed separately with the Securities and Exchange Commission.
+	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.
*	Filed herewith.
**	Furnished herewith.