Form 10-Q
period 2016-06-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2016-08-09
CIK 880807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2016

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____ to _____.
Commission File Number: 0-19672
________________________________
American Superconductor Corporation
(Exact name of registrant as specified in its charter)
________________________________

Delaware	04-2959321
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

64 Jackson Road, Devens, Massachusetts	01434
(Address of principal executive offices)	(Zip Code)
(978) 842-3000
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
________________________________
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Shares outstanding of the Registrant’s common stock:

Common Stock, par value $0.01 per share	14,188,646
Class	Outstanding as of August 3, 2016

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2016	March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$35,211	$39,330
Accounts receivable, net	7,039	19,264
Inventory	28,887	18,512
Prepaid expenses and other current assets	4,086	5,778
Restricted cash	441	457
Total current assets	75,664	83,341

Property, plant and equipment, net	48,318	49,778
Intangibles, net	712	854
Restricted cash	934	934
Deferred tax assets	94	96
Other assets	329	315
Total assets	$126,051	$135,318

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$24,694	$23,156
Note payable, current portion, net of discount of $119 as of June 30, 2016 and $42 as of March 31, 2016	3,047	2,624
Derivative liabilities	3,905	3,227
Deferred revenue	12,752	12,000
Total current liabilities	44,398	41,007

Note payable, net of discount of $133 as of March 31, 2016	—	1,367
Deferred Revenue	8,344	9,269
Deferred tax liabilities	63	63
Other liabilities	57	63
Total liabilities	52,862	51,769

Commitments and contingencies (Note 12)

Stockholders' equity:
Common stock	143	141
Additional paid-in capital	1,012,918	1,011,813
Treasury stock, at cost	(1,341)	(881)
Accumulated other comprehensive loss	8	660
Accumulated deficit	(938,539)	(928,184)
Total stockholders' equity	73,189	83,549
Total liabilities and stockholders' equity	$126,051	$135,318

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three months ended June 30,
	2016	2015
Revenues	$13,345	$23,723

Cost of revenues	12,482	20,503

Gross profit	863	3,220

Operating expenses:
Research and development	2,952	3,162
Selling, general and administrative	7,216	7,535
Impairment of minority interest investment	—	741
Amortization of acquisition related intangibles	39	39
Total operating expenses	10,207	11,477

Operating loss	(9,344)	(8,257)

Change in fair value of derivatives and warrants	(678)	800
Interest expense, net	(135)	(318)
Other income (expense), net	126	(772)
Loss before income tax expense	(10,031)	(8,547)

Income tax expense	324	574

Net loss	$(10,355)	$(9,121)

Net loss per common share
Basic	$(0.76)	$(0.75)
Diluted	$(0.76)	$(0.75)

Weighted average number of common shares outstanding
Basic	13,676	12,111
Diluted	13,676	12,111

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three months ended June 30,
	2016	2015
Net loss	$(10,355)	$(9,121)
Other comprehensive loss, net of tax:
Foreign currency translation (losses) gains	(652)	430
Total other comprehensive loss (gain), net of tax	(652)	430
Comprehensive loss	$(11,007)	$(8,691)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended June 30,
	2016	2015
Cash flows from operating activities:

Net loss	$(10,355)	$(9,121)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,871	2,028
Stock-based compensation expense	999	1,128
Impairment of minority interest investment	—	746
Provision for excess and obsolete inventory	272	602
Write-off prepaid taxes	—	820
Loss from minority interest investment	—	356
Change in fair value of derivatives and warrants	678	(800)
Non-cash interest expense	56	111
Other non-cash items	(307)	553
Changes in operating asset and liability accounts:
Accounts receivable	12,192	1,414
Inventory	(10,750)	2,968
Prepaid expenses and other current assets	1,555	271
Accounts payable and accrued expenses	1,650	(3,024)
Deferred revenue	79	(1,087)
Net cash used in operating activities	(2,060)	(3,035)

Cash flows from investing activities:
Purchase of property, plant and equipment	(281)	(197)
Proceeds from the sale of property, plant and equipment	15	7
Change in restricted cash	16	(4)
Change in other assets	(21)	130
Net cash used in investing activities	(271)	(64)

Cash flows from financing activities:
Employee taxes paid related to net settlement of equity awards	(461)	(98)
Repayment of debt	(1,000)	(1,000)
Proceeds from public equity offering, net	—	22,281
Net cash (used in) / provided by financing activities	(1,461)	21,183

Effect of exchange rate changes on cash and cash equivalents	(327)	(13)

Net (decrease) / increase in cash and cash equivalents	(4,119)	18,071
Cash and cash equivalents at beginning of period	39,330	20,490
Cash and cash equivalents at end of period	$35,211	$38,561

Supplemental schedule of cash flow information:
Cash paid for income taxes, net of refunds	$112	$329
Issuance of common stock to settle liabilities	107	107
Cash paid for interest	108	220

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
These unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with United States generally accepted accounting principles (“GAAP”) and the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. The going concern basis of presentation assumes that the Company will continue operations and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those instructions. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended June 30, 2016 and 2015 and the financial position at June 30, 2016.
Liquidity
The Company has experienced recurring operating losses and as of June 30, 2016, the Company had an accumulated deficit of $938.5 million. In addition, the Company has experienced recurring negative operating cash flows.  At June 30, 2016, the Company had cash and cash equivalents of $35.2 million. Cash used in operations for the three months ended June 30, 2016 was $2.1 million.
From April 1, 2011 through the date of this filing, the Company has reduced its global workforce substantially.  The Company has taken actions to consolidate certain business operations to reduce facility costs.  As of June 30, 2016, the Company had a global workforce of 379 persons.  The Company plans to closely monitor its expenses and, if required, expects to further reduce operating costs and capital spending to enhance liquidity.
Over the last several years, the Company has entered into several debt and equity financing arrangements in order to enhance liquidity.  Since April 1, 2012, the Company has generated aggregate cash flows from financing activities of $69.5 million.  This amount includes proceeds from an April 2015 equity offering, which generated net proceeds of approximately $22.3 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.  See Note 9, “Debt”, and Note 11 “Stockholders Equity” for further discussion of these financing arrangements. The Company believes that it is in compliance with the covenants and restrictions included in the agreements governing its debt arrangements as of June 30, 2016.

In December 2015, the Company entered into a set of strategic agreements valued at approximately $210.0 million with Inox Wind Ltd. (“Inox”), which includes a multi-year supply contract pursuant to which the Company will supply electric control systems to Inox and a license agreement allowing Inox to manufacture a limited number of electrical control systems over the next three to four years. After this initial three to four year period, Inox agreed that the Company will continue as Inox’s preferred supplier and Inox will be required to purchase from the Company a majority of its electric control systems requirements for an additional three-year period. As of the date of this Quarterly Report on Form 10-Q, Inox has made all of the pre-payments necessary to allow the Company to begin shipping electrical control systems under the supply contract. These agreements are expected to provide a foundation for the business as the Company pursues its longer-term objectives.
On March 11, 2016, the Company sold 100% of its minority share investment in Tres Amigas LLC ("Tres Amigas") to an investor for $0.6 million. The Company received $0.3 million according to the terms of the purchase agreement upon closing, which was recorded as a gain during the three months ended March 31, 2016. The final $0.3 million is to be paid when Tres Amigas achieves the earlier of certain agreed-upon financing conditions, which is expected to occur during the third quarter of fiscal 2016. See Note 13, “Minority Investments”, for further information about such investment.

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

2. Stock-Based Compensation
The Company accounts for its stock-based compensation at fair value. The following table summarizes stock-based compensation expense by financial statement line item for the three months ended June 30, 2016 and 2015 (in thousands):

	Three months ended June 30,
	2016	2015
Cost of revenues	$50	$97
Research and development	30	196
Selling, general and administrative	919	835
Total	$999	$1,128
During the three months ended June 30, 2016 and 2015, the Company granted 161,000 and 364,695 restricted stock awards, respectively.  These awards generally vest over 3 years.  Awards for restricted stock include both time-based and performance-based awards.  For options and awards that vest upon the passage of time, expense is being recorded over the vesting period.  Performance-based awards are expensed over the requisite service period based on probability of achievement.
The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. The total unrecognized compensation cost for unvested outstanding stock options was $0.5 million at June 30, 2016. This expense will be recognized over a weighted average expense period of approximately 2.2 years. The total unrecognized compensation cost for unvested outstanding restricted stock was $3.3 million at June 30, 2016. This expense will be recognized over a weighted-average expense period of approximately 2.0 years.
The Company did not grant any stock options during the three months ended June 30, 2016 or 2015.

3. Computation of Net Loss per Common Share
Basic net loss per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Where applicable, diluted EPS is computed by dividing the net loss by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. For each of the three months ended June 30, 2016 and 2015, 1.6 million shares were not included in the calculation of diluted EPS as they were considered anti-dilutive, of which 0.4 million relate to outstanding stock options, and 1.2 million relate to outstanding warrants, respectively.
The following table reconciles the numerators and denominators of the earnings per share calculation for the three months ended June 30, 2016 and 2015 (in thousands, except per share data):

	Three months ended June 30,
	2016	2015
Numerator:
Net loss	(10,355)	(9,121)
Denominator:
Weighted-average shares of common stock outstanding	14,132	12,312
Weighted-average shares subject to repurchase	(456)	(201)
Shares used in per-share calculation ― basic	13,676	12,111
Shares used in per-share calculation ― diluted	13,676	12,111
Net loss per share ― basic	(0.76)	(0.75)
Net loss per share ― diluted	(0.76)	(0.75)

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

The Company provides a gross presentation of activity within Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements.  A change in the hierarchy of an investment from its current level is reflected in the period during which the pricing methodology of such investment changes.  Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 is made in the event that the related security is significant to total cash and investments.  The Company did not have any transfers of assets and liabilities from Level 1 and Level 2 to Level 3 of the fair value measurement hierarchy during the three months ended June 30, 2016.
A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The following table provides the assets and liabilities carried at fair value on a recurring basis, measured as of June 30, 2016 and March 31, 2016 (in thousands):

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016:
Assets:
Cash equivalents	$17,061	$17,061	$—	$—
Derivative liabilities:
Warrants	$3,905	$—	$—	$3,905

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016:
Assets:
Cash equivalents	$16,040	$16,040	$—	$—
Derivative liabilities:
Warrants	$3,227	$—	$—	$3,227
The table below reflects the activity for the Company’s major classes of liabilities measured at fair value on a recurring basis (in thousands):

Warrants
April 1, 2016	$3,227
Mark to market adjustment	678
Balance at June 30, 2016	$3,905

Warrants
April 1, 2015	$2,999
Mark to market adjustment	228
Balance at March 31, 2016	$3,227

The following table provides the assets and liabilities measured at fair value on a non-recurring basis, as of June 30, 2015. During the three months ended June 30, 2015 the Company’s investment in Tres Amigas was determined to be no longer recoverable and was fully impaired. See note 13, “Minority Investments” for further details:

	Total	Quoted Prices in	Significant Other	Significant
	Carrying	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2015:
Assets:
Investment in unconsolidated entity - Tres Amigas	$—	$	$	$—

Valuation Techniques
Cash Equivalents
Cash equivalents consist of highly liquid instruments with maturities of three months or less that are regarded as high quality, low risk investments and are measured using such inputs as quoted prices, and are classified within Level 1 of the valuation hierarchy. Cash equivalents consist principally of certificates of deposits and money market accounts.
Warrants
Warrants were issued in conjunction with a Securities Purchase Agreement (the “Purchase Agreement”) with Capital Ventures International (“CVI”) in April 2012, an equity offering to Hudson Bay Capital in November 2014, and a Loan and Security Agreement with Hercules Technology Growth Capital, Inc. (“Hercules”) in June 2012 and through subsequent amendments. See Note 9, “Debt,” and Note 10 “Warrants and Derivative Liabilities,” for additional information. These warrants are subject to revaluation at each balance sheet date, and any change in fair value will be recorded as a change in fair value in derivatives and warrants until the earlier of their exercise or expiration.
The Company relies on various assumptions in a lattice model to determine the fair value of warrants. The Company has valued the warrants within Level 3 of the valuation hierarchy. See Note 10, “Warrants and Derivative Liabilities,” for a discussion of the warrants and the valuation assumptions used.

5. Accounts Receivable
Accounts receivable at June 30, 2016 and March 31, 2016 consisted of the following (in thousands):

	June 30, 2016	March 31, 2016
Accounts receivable (billed)	$6,250	$18,089
Accounts receivable (unbilled)	843	1,229
Less: Allowance for doubtful accounts	(54)	(54)
Accounts receivable, net	$7,039	$19,264

6. Inventory
Inventory at June 30, 2016 and March 31, 2016 consisted of the following (in thousands):

	June 30, 2016	March 31, 2016
Raw materials	$11,949	$9,665
Work-in-process	1,229	3,411
Finished goods	11,111	3,215
Deferred program costs	4,598	2,221
Net inventory	$28,887	$18,512
The Company recorded inventory write-downs of $0.3 million and $0.6 million for each of the three months ended June 30, 2016 and 2015, respectively.  These write downs were based on evaluating its inventory on hand for excess quantities and obsolescence.
Deferred program costs as of June 30, 2016 and March 31, 2016 primarily represent costs incurred on programs accounted for under contract accounting where the Company needs to complete development milestones before revenue and costs will be recognized.

7. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses at June 30, 2016 and March 31, 2016 consisted of the following (in thousands):

	June 30, 2016	March 31, 2016
Accounts payable	$7,650	$5,837
Accrued inventories in-transit	1,501	1,908
Accrued other miscellaneous expenses	3,769	3,003
Accrued compensation	7,598	7,526
Income taxes payable	1,402	1,281
Accrued warranty	2,774	3,601
Total	$24,694	$23,156
The Company generally provides a one to three year warranty on its products, commencing upon installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.

Product warranty activity was as follows (in thousands):

	Three months ended June 30,
	2016	2015
Balance at beginning of period	$3,601	$3,934
Change in accruals for warranties during the period	101	(5)
Settlements during the period	(928)	(585)
Balance at end of period	$2,774	$3,344

8. Income Taxes
The Company recorded income tax expense of $0.3 million and $0.6 million the three months ended June 30, 2016 and 2015, respectively.   Income tax expense was primarily due to income taxes in the Company’s foreign jurisdictions.
Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.  The Company re-evaluates these uncertain tax positions on a quarterly basis.  The evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity.  Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.  The Company did not identify any uncertain tax positions in the three months ended June 30, 2016 and did not have any gross unrecognized tax benefits as of March 31, 2016.

9. Debt
Senior Secured Term Loans
On November 15, 2013, the Company amended its existing Loan and Security Agreement with Hercules and entered into a new term loan (the “Term Loan B”), borrowing $10.0 million. After closing fees and expenses, the net proceeds to the Company for the Term Loan B were $9.8 million.  The Term Loan B bears an interest rate of 11% plus the percentage, if any, by which the prime rate as reported by the Wall Street Journal exceeds 3.75%.  The Company is repaying the Term Loan B in equal monthly installments ending on November 1, 2016.  The principal balance of the Term Loan B is approximately $1.7 million as of June 30, 2016.  The Company will pay an end of term fee of $0.5 million upon the earlier of maturity or prepayment of the Term Loan B. The Company has accrued the end of term fee and recorded a corresponding amount into the debt discount.  The Term Loan B includes a mandatory prepayment feature which allows Hercules the right to use any of the Company’s net proceeds from specified asset dispositions greater than $1.0 million in a calendar year to pay off any outstanding accrued interest and principal balance on the Term Loan B.  The Company determined the fair value to be de-minimis for this feature. In addition, the Company incurred $0.2 million of legal and origination costs at inception of the loan, which have been recorded as a debt discount.
On December 19, 2014, the Company entered into a second amendment with Hercules (the “Hercules Second Amendment”) and entered into a new term loan, borrowing an additional $1.5 million (the “Term Loan C”).  After closing fees and expenses, the net proceeds to the Company for the Term Loan C were $1.4 million.  The Term Loan B and Term Loan C are collectively referred to as the “Term Loans”.  The Term Loan C also bears the same interest rate as the Term Loan B.  The Company will make interest only payments until maturity on June 1, 2017, when the loan is scheduled to be repaid in its entirety.  The maturity date of the Term Loan C was extended from March 1, 2017 to June 1, 2017 due to the Company’s April 2015 equity offering which raised more than $10 million in new capital before December 31, 2015. The Company will pay an end of term fee of approximately $0.1 million upon earlier of maturity or prepayment of the Term Loan C.  The Company has accrued the end of term fee and recorded a corresponding amount in the debt discount.  The Term Loan C includes the same mandatory prepayment feature as the Term Loan B.   The Company determined the fair value to be de-minimus for this feature.  In addition, the Company incurred approximately $0.1 million of legal and origination costs at inception of the loan, which have been recorded as a debt discount.

Hercules received warrants to purchase 13,927 shares of common stock (the “First Warrant”) and 25,641 shares of common stock (the “Second Warrant”) in conjunction with a prior term loan which has been repaid in full and the Term Loan B. Due to certain adjustment provisions within the warrants, they qualified for liability accounting. The fair value of the warrants, $0.4 million and $0.2 million, respectively, was recorded upon issuance to debt discount and a warrant liability. In conjunction with the Hercules Second Amendment, the First Warrant and Second Warrant were cancelled and replaced with the issuance of a new warrant (the “Hercules Warrant”) to purchase 58,823 shares of common stock at an exercise price of $11.00 per share, subject to adjustment. The Hercules Warrant expires on June 30, 2020. See Note 10, “Warrants and Derivative Liabilities”, for a discussion on the Hercules Warrant and the valuation assumptions used.

Under Term Loan B, the total debt discount including the Hercules Warrant, end of term fee and legal and origination costs of $1.0 million is being amortized into interest expense over the term of the Term Loan B using the effective interest method. During each of the three months ended June 30, 2016 and 2015, the Company recorded non-cash interest expense for amortization of the debt discount related to the Term Loan B of less than $0.1 million. Under Term Loan C, the total debt discount, including the Hercules Warrant, end of term fee and legal and origination costs of $0.3 million is being amortized into interest expense over the term of the Term Loan C using the effective interest method. During each of the three months ended June 30, 2016 and 2015, the Company recorded non-cash interest expense for amortization of the debt discount related to the Term Loan C of less than $0.1 million.
The Term Loans are secured by substantially all of the Company’s existing and future assets, including a mortgage on real property owned by the Company’s wholly-owned subsidiary, ASC Devens LLC, and located at 64 Jackson Road, Devens, Massachusetts.  The Term Loans contain certain covenants that restrict the Company’s ability to, among other things, incur or assume certain debt, merge or consolidate, materially change the nature of the Company’s business, make certain investments, acquire or dispose of certain assets, make guarantees or grant liens on its assets, make certain loans, advances or investments, declare dividends or make distributions or enter into transactions with affiliates. In addition, there is a covenant that requires the Company to maintain a minimum unrestricted cash balance (the “Minimum Threshold”) in the United States.  As a result of the Company’s April 2015 equity offering, the Minimum Threshold was reduced to the lesser of $2.0 million or the aggregate outstanding principal balance of the Term Loans.  As of June 30, 2016, the Minimum Threshold was $2.0 million.  The events of default under the Term Loans include, but are not limited to, failure to pay amounts due, breaches of covenants, bankruptcy events, cross defaults under other material indebtedness and the occurrence of a material adverse effect and/or change in control. In the case of a continuing event of default, Hercules may, among other remedies, declare due all unpaid principal amounts outstanding and any accrued but unpaid interest and foreclose on all collateral granted to Hercules as security under the Term Loans.

Interest expense on the Term Loans for the three months ended June 30, 2016 and 2015, was $0.2 million and $0.3 million, respectively, each of which included less than $0.1 million of non-cash interest expense related to the amortization of the debt discount on the respective Term Loans.
Although the Company believes that it is in compliance with the covenants and restrictions under the Term Loans as of June 30, 2016, there can be no assurance that the Company will continue to be in compliance.

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
The Company calculated the fair value of the Exchanged Warrant, utilizing an integrated lattice model. The lattice model is an option pricing model that involves the construction of a binomial tree to show the different paths that the underlying asset may take over the option’s life. A lattice model can take into account expected changes in various parameters such as volatility over the life of the options, providing more accurate estimates of option prices than the Black-Scholes model. See Note 4, "Fair Value Measurements", for further discussion.

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
Following is a summary of the key assumptions used to calculate the fair value of the Exchanged Warrant:

Fiscal Year 16	June 30, 2016
Risk-free interest rate	0.48%
Expected annual dividend yield	—
Expected volatility	76.30%
Term (years)	1.26
Fair value	$0.4 million

Fiscal Year 15	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Risk-free interest rate	0.66%	0.96%	0.64%	0.74%	0.73%
Expected annual dividend yield	—	—	—	—	—
Expected volatility	76.76%	76.68%	73.39%	71.61%	70.42%
Term (years)	1.51	1.76	2.01	2.26	2.51
Fair value	$0.4 million	$0.3 million	$0.1 million	$0.2 million	$0.3 million
The Company recorded no change in the fair value of the Exchanged Warrant during the three months ended June 30, 2016, and a net gain of $0.1 million, resulting from the decrease in the fair value of the Exchanged Warrant during the three months ended June 30, 2015.
Hercules Warrant
On December 19, 2014, the Company entered into the Hercules Second Amendment. See Note 9, “Debt” for additional information.  In conjunction with the agreement, the Company issued the Hercules Warrant to purchase 58,823 shares of the Company’s common stock.  The Hercules Warrant is exercisable at any time after its issuance at an initial exercise price of $11.00 per share, subject to certain price-based and other anti-dilution adjustments, and expires on June 30, 2020.  As a result of the equity offering in April 2015, the exercise price of the Hercules Warrant was reduced to $9.41 per share.
The Company accounts for the Hercules Warrant as a liability due to certain provisions within the warrant.  The Hercules Warrant is subject to revaluation at each balance sheet date and any change in fair value is recorded as a change in fair value of derivatives and warrants until the earlier of its expiration or its exercise, at which time the warrant liability will be reclassified to equity.
Following is a summary of the key assumptions used to calculate the fair value of the Hercules Warrant:

Fiscal Year 16	June 30, 2016
Risk-free interest rate	0.86%
Expected annual dividend yield	—
Expected volatility	68.34%
Term (years)	4.00
Fair value	$0.3 million

Fiscal Year 15	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Risk-free interest rate	1.08%	1.65%	1.31%	1.63%	1.41%
Expected annual dividend yield	—	—	—	—	—
Expected volatility	70.25%	73.57%	75.32%	72.57%	74.60%
Term (years)	4.25	4.50	4.75	5.00	5.25
Fair value	$0.2 million	$0.2 million	$0.1 million	$0.2 million	$0.2 million
The Company recorded a net loss, resulting from an increase in the fair value of the Hercules Warrant, of $0.1 million during the three months ended June 30, 2016 to change in fair value of derivatives and warrants, and no change in the fair value of the Hercules Warrant during the three months ended June 30, 2015.
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
Following is a summary of the key assumptions used to calculate the fair value of the November 2014 Warrant:

Fiscal Year 16	June 30, 2016
Risk-free interest rate	0.77%
Expected annual dividend yield	—
Expected volatility	70.01%
Term (years)	3.37
Fair value	$3.2 million

Fiscal Year 15	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Risk-free interest rate	0.98%	1.51%	1.17%	1.44%	1.28%
Expected annual dividend yield	—	—	—	—	—
Expected volatility	69.88%	70.02%	73.02%	74.18%	75.96%
Term (years)	3.62	3.87	4.12	4.37	4.62
Fair value	$2.6 million	$2.1 million	$1.3 million	$1.8 million	$2.5 million
The Company recorded a net loss, resulting from an increase in the fair value of the November 2014 Warrant, of $0.6 million in the three months ended June 30, 2016, and a net gain, resulting from a decrease in the fair value of the November 2014 Warrant, of $0.7 million during the three months ended June 30, 2015.
The Company prepared its estimates for the assumptions used to determine the fair value of the warrants issued in conjunction with both the Term Loans and our unsecured, senior convertible note with CVI, as well as the November 2014 Warrant utilizing the respective terms of the warrants with similar inputs, as described above.

11. Stockholders’ Equity
On April 29, 2015, the Company completed an equity offering with Cowen and Company, LLC, under which the Company sold 4.0 million shares of its common stock at an offering price of $6.00 per share.  After underwriting, commissions and expenses, the Company received net proceeds from the offering of approximately $22.3 million.

12. Commitments and Contingencies
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
On September 13, 2011, the Company commenced a series of legal actions in China against Sinovel Wind Group Co. Ltd. (“Sinovel”). The Company’s Chinese subsidiary, Suzhou AMSC Superconductor Co. Ltd., filed a claim for arbitration with the Beijing Arbitration Commission in accordance with the terms of the Company’s supply contracts with Sinovel. The case is captioned (2011) Jing Zhong An Zi No. 963. The Company alleges that Sinovel committed various material breaches of its contracts with the Company and Sinovel has refused to pay past due amounts for prior shipments of core electrical components and spare parts. The Company is seeking compensation for past product shipments and retention (including interest) in the amount of approximately RMB 485 million (approximately $76 million) due to Sinovel’s breaches of its contracts. The Company is also seeking specific performance of its existing contracts as well as reimbursement of all costs and reasonable expenses with respect to the arbitration. The value of the undelivered components under the existing contracts, including the deliveries refused by Sinovel in March 2011, amounts to approximately RMB 4.6 billion (approximately $720 million).
On October 8, 2011, Sinovel filed with the Beijing Arbitration Commission an application under the caption (2011) Jing Zhong An Zi No. 963, for a counterclaim against the Company for breach of the same contracts under which the Company filed its original arbitration claim. Sinovel claims, among other things, that the goods supplied by the Company do not conform to the standards specified in the contracts and claims damages in the amount of approximately RMB 1.2 billion (approximately $190 million) upon Sinovel’s requests for change of counterclaim. On February 27, 2012, Sinovel filed with the Beijing Arbitration Commission an application under the caption (2012) Jing Zhong An Zi No. 157, against the Company for breach of the same contracts under which the Company filed its original arbitration claim. Sinovel claims, among other things, that the goods supplied by the Company do not conform to the standards specified in the contracts and claims damages in the amount of approximately RMB 105 million (approximately $17 million). The Company believes that Sinovel’s claims are without merit and it intends to defend these actions vigorously. Since the proceedings in this matter are still in the early technical review phase, the Company cannot reasonably estimate possible losses or range of losses at this time.
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
As of June 30, 2016, the Company had $0.4 million of restricted cash included in current assets and $0.9 million of restricted cash included in long-term assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts. These deposits are held in interest bearing accounts.

13. Minority Investments
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
On March 11, 2016, the Company sold 100% of its minority share investment in Tres Amigas to an investor for $0.6 million. The Company received $0.3 million according to the terms of the purchase agreement upon closing, which was recorded as a gain during the three months ended March 31, 2016. The final $0.3 million is to be paid when Tres Amigas achieves the earlier of certain agreed-upon financing conditions which is expected to occur during the third quarter of fiscal 2016.

14. Business Segments
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
The operating results for the two business segments are as follows (in thousands):

	Three months ended June 30,
	2016	2015
Revenues:
Wind	$5,675	$18,164
Grid	7,670	5,559
Total	$13,345	$23,723

	Three months ended June 30,
	2016	2015
Operating (loss) profit:
Wind	$(3,030)	$127
Grid	(5,315)	(6,508)
Unallocated corporate expenses	(999)	(1,876)
Total	$(9,344)	$(8,257)
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

Unallocated corporate expenses primarily consist of stock-based compensation expense of $1.0 million and $1.1 million in the three months ended June 30, 2016 and 2015, respectively, and an impairment charge of $0.7 million for the three months ended June 30, 2015.
Total assets for the two business segments as of June 30, 2016 and March 31, 2016 are as follows (in thousands):

	June 30, 2016	March 31, 2016
Wind	$25,704	$34,389
Grid	40,027	36,255
Corporate assets	60,320	64,674
Total	$126,051	$135,318
The following table sets forth customers who represented 10% or more of the Company’s total revenues for the three months ended June 30, 2016 and 2015:

	Three months ended June 30,
	2016	2015
INOX Wind Limited	27%	47%
Reed & Reed Inc.	17%	—%
Essential Energy	13%	—%
XJ Group Corporation	12%	—%
Beijing JINGCHENG New Energy Co., Ltd	—%	25%
M.A. Mortenson Company	—%	11%

15. Recent Accounting Pronouncements
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
In July 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share Based Payments When the Terms of an Award Provide that a Performance Target could be Achieved after the Requisite Service Period. To account for such awards, a reporting entity should apply existing guidance in FASB Accounting Standards Codification Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. The Company adopted ASU 2014-12 effective April 1, 2016 and concludes that there is no material impact on its current practices.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The new standard explicitly requires the assessment at interim and annual periods, and provides management with its own disclosure guidance. This ASU is effective for annual reporting periods and interim periods, within those annual periods ending after December 15, 2016. The Company is currently evaluating the impact, if any, the adoption of ASU 2014-15 may have on its current practices.
In April 2015, the FASB issued ASU 2015-03 Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 require an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. The Company adopted ASU 2015-03 effective April 1, 2016 and concludes that there is no material impact on its consolidated results of operations, financial condition, or cash flow.

In June 2015, the FASB issued ASU 2015-10 Technical Corrections and Improvements. The amendments in ASU 2015-10 clarify and correct some of the differences that arose between original guidance from FASB, EITF and other sources, and the translation into the new Codification. The Company adopted ASU 2015-10 effective April 1, 2016 and concludes that there is no material impact on its consolidated results of operations, financial condition, or cash flow.
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
In September 2015, the FASB issued ASU 2015-16 Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined. The Company adopted ASU 2015-16 effective April 1, 2016 and concludes that there is no material impact on its consolidated results of operations, financial condition, or cash flow.
In January 2016, the FASB issued ASU 2016-01 Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-01 will enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, the adoption of ASU 2016-01 may have on its current practices.
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
In March 2016, the FASB issued ASU 2016-09 Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 will simplify several aspects of the accounting for share-based payment transactions, including tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.  The Company is currently evaluating the impact, if any, the adoption of ASU 2016-09 may have on its current practices.
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
In April 2016, the FASB issued ASU 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in ASU 2016-12 will clarify the prior guidance surrounding collectability criteria, presentation of taxes collected, non-cash consideration, contract modifications, completed contracts at completion and retrospective application guidance. The ASU is effective for annual reporting periods beginning after December 15, 2017.  The Company is currently evaluating the impact, if any, the adoption of ASU 2016-12 may have on its current practices.

In June 2016, the FASB issued ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in ASU 2016-13 will provide more decision useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that year.  The Company is currently evaluating the impact, if any, the adoption of ASU 2016-13 may have on its current practices.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that relate to future events or conditions, including without limitation, the statements in Part II, “Item 1A. Risk Factors” and in Part I under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects or our prospective results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain. There are a number of important factors that could materially impact the value of our common stock or cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include: We have a history of operating losses, which may continue in the future. Our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter; We have a history of negative operating cash flows, and we may require additional financing in the future, which may not be available to us; We may be required to issue performance bonds or provide letters of credit, which restricts our ability to access any cash used as collateral for the bonds or letters of credit; Changes in exchange rates could adversely affect our results from operations; If we fail to maintain proper and effective internal controls over financial reporting, our ability to produce accurate and timely financial statements could be impaired and may lead investors and other users to lose confidence in our financial data; Our Term Loans include certain covenants and other events of default. Should we not comply with these covenants or incur an event of default, we may be required to repay our obligation in cash, which could have an adverse effect on our liquidity; A significant portion of our revenues are derived from a single customer; Our financial condition may have an adverse effect on our customer and supplier relationships; Our success in addressing the wind energy market is dependent on the manufacturers that license our designs; Our success is dependent upon attracting and retaining qualified personnel and our inability to do so could significantly damage our business and prospects; We may not realize all of the sales expected from our backlog of orders and contracts; Our business and operations would be adversely impacted in the event of a failure or security breach of our information technology infrastructure; We may have manufacturing quality issues at our manufacturing facility in Romania, which would negatively affect our revenues and financial position; We rely upon third-party suppliers for the components and subassemblies of many of our Wind and Grid products, making us vulnerable to supply shortages and price fluctuations, which could harm our business; Many of our revenue opportunities are dependent upon subcontractors and other business collaborators; If we fail to implement our business strategy successfully, our financial performance could be harmed; Problems with product quality or product performance may cause us to incur warranty expenses and may damage our market reputation and prevent us from achieving increased sales and market share; Our contracts with the U.S. government are subject to audit, modification or termination by the U.S. government and include certain other provisions in favor of the government. The continued funding of such contracts remains subject to annual congressional appropriation which, if not approved, could reduce our revenue and lower or eliminate our profit; Many of our customers outside of the United States, particularly in China, are either directly or indirectly, related to governmental entities, and we could be adversely affected by violations of the United States Foreign Corrupt Practices Act and similar worldwide anti-bribery laws outside the United States; We have had limited success in marketing and selling our superconductor products and system-level solutions, and our failure to more broadly market and sell our products and solutions could lower our revenue and cash flow; We may acquire additional complementary businesses or technologies, which may require us to incur substantial costs for which we may never realize the anticipated benefits; Our success depends upon the commercial use of high temperature superconductor (“HTS”) products, which is currently limited, and a widespread commercial market for our products may not develop; Growth of the wind energy market depends largely on the availability and size of government subsidies and economic incentives; We have operations in and depend on sales in emerging markets, including India and China, and global conditions could negatively affect our operating results or limit our ability to expand our operations outside of these countries. Changes in India’s or China’s political, social, regulatory and economic environment may affect our financial performance; Our products face intense competition, which could limit our ability to acquire or retain customers; Our international operations are subject to risks that we do not face in the United States, which could have an adverse effect on our operating results; Adverse changes in domestic and global economic conditions could adversely affect our operating results; We may be unable to adequately prevent disclosure of trade secrets and other proprietary information; Our patents may not provide meaningful protection for our technology, which could result in us losing some or all of our market position; There are a number of technological challenges that must be successfully addressed before our superconductor products can gain widespread commercial acceptance, and our inability to address such technological challenges could adversely affect our ability to acquire customers for our products; Third parties have or may acquire patents that cover the materials, processes and technologies we use or may use in the future to manufacture our Amperium products, and our success depends on our ability to license such patents or other proprietary rights; Our technology and products could infringe intellectual property rights of others, which may require costly litigation and, if we are not successful, could cause us to pay substantial damages and disrupt our business; We have filed a demand for arbitration and other lawsuits against our former largest customer, Sinovel, regarding amounts we contend are overdue. We cannot be certain as to the outcome of these proceedings; We have been named as a party in various legal proceedings, and we may be named in additional litigation, all of which will require significant management time and attention, result in significant legal expenses and may result in an unfavorable outcome, which could have a material adverse effect on our business, operating results and financial condition; and our common stock has experienced, and may continue to experience, significant market price and volume fluctuations, which may prevent our stockholders from selling our common stock at a profit and could lead to costly litigation against us that could divert our management’s attention.  These and the important factors discussed under the caption “Risk Factors” in Part 1. Item 1A of our Form 10-K for the fiscal year ended March 31, 2016, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Any such forward-looking statements represent management’s estimates as of the date of this Quarterly Report on Form 10-Q. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
American Superconductor®, Amperium®, AMSC®, D-VAR®, PowerModule™, PQ-IVR®, SeaTitan™, Gridtec Solutions™, Windtec Solutions™ and Smarter, Cleaner... Better Energy™ are trademarks or registered trademarks of American Superconductor Corporation or our subsidiaries. We reserve all of our rights with respect to our trademarks or registered trademarks regardless of whether they are so designated in this Quarterly Report on Form 10-Q by an ® or ™ symbol. All other brand names, product names, trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.
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

•
Wind. Through our Windtec Solutions™, our Wind business segment enables manufacturers to field wind turbines with exceptional power output, reliability and affordability. We supply advanced power electronics and control systems, license our highly engineered wind turbine designs, and provide extensive customer support services to wind turbine manufacturers. Our design portfolio includes a broad range of drive trains and power ratings of 2 megawatts (“MW”) and higher. We provide a broad range of power electronics and software-based control systems that are highly integrated and designed for optimized performance, efficiency, and grid compatibility.

•
Grid. Through our Gridtec Solutions™, our Grid business segment enables electric utilities and renewable energy project developers to connect, transmit and distribute power with exceptional efficiency, reliability, security and affordability. We provide transmission planning services that allow us to identify power grid congestion, poor power quality, and other risks, which help us determine how our solutions can improve network performance.

These services often lead to sales of our grid interconnection solutions for wind farms and solar power plants, power quality systems and transmission and distribution cable systems.  We also sell ship protection products to the U.S. Navy through our Grid business segment.
Our fiscal year begins on April 1 and ends on March 31. When we refer to a particular fiscal year, we are referring to the fiscal year beginning on April 1 of that same year. For example, fiscal 2016 refers to the fiscal year beginning on April 1, 2016. Other fiscal years follow similarly.
We have experienced recurring operating losses and as of June 30, 2016, had an accumulated deficit of $938.5 million. In addition, we have experienced recurring negative operating cash flows. At June 30, 2016, we had cash and cash equivalents of $35.2 million. Cash used in operations for the three months ended June 30, 2016 was $2.1 million.
Over the last several years, we have entered into several debt and equity financing arrangements in order to enhance liquidity.  Since April 1, 2012, we generated aggregate cash flows from financing activities of $69.5 million.  This amount includes proceeds from our April 2015 equity offering, which generated net proceeds of approximately $22.3 million, after deducting underwriting discounts and commissions and estimated offering expenses.  See Note 9, “Debt”, and Note 11 “Stockholders Equity” for further discussion of these financing arrangements. We believe that we are in compliance with the covenants and restrictions included in the agreements governing our debt arrangements as of June 30, 2016.
In March 2016, we entered into a set of agreements to jointly develop an advanced low cost manufacturing process for second generation high temperature superconductor wire with BASF Corporation (“BASF“). Under the joint development agreement, our manufacturing know-how for our Amperium® superconductor wire and BASF's chemical solution deposition production technology will be combined. As part of the agreements, we also entered into a royalty-bearing, non-exclusive license under which we agreed to provide BASF a specified portion of our second generation (2G) high temperature superconductor (HTS) wire manufacturing technology.
Our cash requirements depend on numerous factors, including the successful completion of our product development activities, our ability to commercialize our Resilient Electric Grid (“REG“) and ship protection system solutions, rate of customer and market adoption of our products, collecting receivables according to established terms, and the continued availability of U.S. government funding during the product development phase of our Superconductors based products. In December 2015, we entered into a set of strategic agreements valued at approximately $210.0 million with Inox Wind Limited (“Inox“), which includes a multi-year supply contract pursuant to which we will supply electric control systems to Inox and a license agreement allowing Inox to manufacture a limited number of electrical control systems over the next three to four years. After this initial three to four year period, Inox agreed that we will continue as Inox’s preferred supplier and Inox will be required to purchase from us a majority of its electric control systems requirements for an additional three-year period. These agreements are expected to provide a foundation for the business as we pursue our longer-term objectives. As of the date of this Quarterly Report on Form 10-Q, Inox has made all of the pre-payments necessary to allow us to begin shipping electrical control systems under the supply contract, which triggers the effectiveness of both contracts. Significant deviations to our business plan with regard to these factors and events, including any prolonged disruption in our revenues with our largest customers, which are important drivers to our business, could have a material adverse effect on our operating performance, financial condition, and future business prospects. We expect to pursue the expansion of our operations through internal growth, diversification of our customer base, and potential strategic alliances. See “Liquidity and Capital Resources” below for additional discussion.
On March 11, 2016, we sold 100% of our minority investment in Tres Amigas to an investor for $0.6 million. We received $0.3 million according to the terms of the purchase agreement upon closing, which was recorded as a gain during the three months ended March 31, 2016. The final $0.3 million is to be paid when Tres Amigas achieves the earlier of certain agreed-upon financing conditions which is expected to occur during the third quarter of fiscal 2016. See Note 13, “Minority Investments”, for further information about such investment.
Critical Accounting Policies and Estimates
The preparation of the unaudited condensed consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. There were no significant changes in the critical accounting policies during the three months ended June 30, 2016 that were disclosed in our Form 10-K for fiscal 2015, which ended on March 31, 2016.

Results of Operations
Three months ended June 30, 2016 compared to the three months ended June 30, 2015
Revenues
Total revenues decreased 44% to $13.3 million for the three months ended June 30, 2016, compared to $23.7 million for the three months ended June 30, 2015.  Our revenues are summarized as follows (in thousands):

	Three months ended June 30,
	2016	2015
Revenues:
Wind	$5,675	$18,164
Grid	7,670	5,559
Total	$13,345	$23,723
Our Wind business unit accounted for 43% of total revenues for the three months ended June 30, 2016, compared to 77% for the three months ended June 30, 2015. Revenues in the Wind business unit decreased 69% to $5.7 million in the three months ended June 30, 2016, from $18.2 million in the three months ended June 30, 2015. Wind business unit revenues decreased primarily due to lower volume of sales to Inox in India.
Our Grid business unit accounted for 57% of total revenues for the three months ended June 30, 2016, compared to 23% for the three months ended June 30, 2015. Our Grid business unit revenues increased 38% to $7.7 million in the three months ended June 30, 2016, from $5.6 million in the three months ended June 30, 2015. Grid business unit revenues increased primarily due to higher D-VAR system revenues, revenues from the BASF contract and higher revenues from a project with the U.S. Navy.
Revenues from Project HYDRA and Project REG represented 13% and 11% of our Grid business unit’s revenue for the three months ended June 30, 2016 and 2015, respectively. Our revenues for these projects are derived by funding from the Department of Homeland Security (“DHS”). Project HYDRA is a project with Consolidated Edison, Inc. (“ConEd”) to demonstrate our REG product in ConEd’s electric grid. Project REG is a project with Commonwealth Edison, Inc. (“ComEd”) to permanently install our REG product in ComEd’s electric grid. This fault current limiting cable system is designed to utilize customized Amperium® HTS wire, and ancillary controls to deliver more power through the grid while also being able to suppress power surges that can disrupt service. DHS has committed 100% of the total expected funding of $29.0 million for Project HYDRA. Under Project REG, DHS is expected to invest up to $60.0 million to enable the deployment of the REG system in Chicago’s electric grid. We have substantially completed the first phase of the project which among other things, has resulted in the creation of a detailed deployment plan. In the fiscal year ended March 31, 2015, DHS committed funding of $1.5 million for this phase of the project. During the fiscal year ended March 31, 2016, DHS committed funding of an additional $3.7 million, for a total of $5.2 million. This additional funding serves as a bridge between the detailed deployment plan and construction phases of the project. The period of performance to complete the engineering work extends through May 31, 2017. The final phase of the project involves the delivery of the REG system and the associated construction and deployment of the system in ComEd’s grid. We will not begin this phase of the project until all parties agree to proceed. There can be no assurance that all parties will agree to proceed with the project.
The following table sets forth customers who represented 10% or more of our total revenues for the three months ended June 30, 2016 and 2015:

	Three months ended June 30,
	2016	2015
INOX Wind Limited	27%	47%
Reed & Reed Inc.	17%	—%
Essential Energy	13%	—%
XJ Group Corporation	12%	—%
Beijing JINGCHECG New Energy Co., Ltd	—%	25%
M.A. Mortenson Company	—%	11%

Cost of Revenues and Gross Margin
Cost of revenues decreased by 39% to $12.5 million for the three months ended June 30, 2016, compared to $20.5 million for the three months ended June 30, 2015. Gross margin was 6.5% for the three months ended June 30, 2016, compared to 13.6% for the three months ended June 30, 2015. The decrease in gross margin was primarily due to lower wind revenues in the three months ended June 30, 2016, and higher royalty revenue, which contributed 100% gross margin, in the three months ended June 30, 2015.
Operating Expenses
Research and development
R&D expenses decreased by 7% to $3.0 million for the three months ended June 30, 2016, from $3.2 million for the three months ended June 30, 2015.  The decrease is primarily the result of lower stock compensation expense partially offset by new product development expenses in our Grid segment.
Selling, general, and administrative
SG&A expenses decreased by 4% to $7.2 million in the three months ended June 30, 2016, from $7.5 million in the three months ended June 30, 2015. The decrease in SG&A expenses was due primarily to reductions in stock compensation and legal costs.
Impairment of minority interest investment
We recorded an impairment charge of $0.7 million in the three months ended June 30, 2015, to fully impair our investment in Tres Amigas as our investment was no longer deemed recoverable.
Amortization of acquisition related intangibles
We recorded amortization expense related to our core technology and know-how, trade names and trademark intangible assets of less than $0.1 million in each of the three months ended June 30, 2016 and 2015.
Operating loss
Our operating loss is summarized as follows (in thousands):

	Three months ended June 30,
	2016	2015
Operating (loss) profit:
Wind	$(3,030)	$127
Grid	(5,315)	(6,508)
Unallocated corporate expenses	(999)	(1,876)
Total	$(9,344)	$(8,257)
Our Wind segment generated an operating loss of $3.0 million in the three months ended June 30, 2016, compared to an operating profit of $0.1 million in the three months ended June 30, 2015. The increase in the Wind business unit operating loss was due primarily to the lower shipments to Inox as previously discussed.
The operating loss in our Grid segment decreased to $5.3 million in the three months ended June 30, 2016, compared to $6.5 million in the three months ended June 30, 2015. The decrease in the Grid business unit operating loss during the three months ended June 30, 2016 was driven primarily by increased revenues in the current year period.
Unallocated corporate expenses primarily include stock-based compensation expense of $1.0 million and $1.1 million for the three months ended June 30, 2016 and 2015, respectively, and an impairment charge of $0.7 million, for the three months ended June 30, 2015.

Change in fair value of derivatives and warrants
The change in fair value of derivatives and warrants resulted in a loss of $0.7 million in the three months ended June 30, 2016, compared to a gain of $0.8 million in the three months ended June 30, 2015. The changes in the fair value were primarily driven by changes in stock price, which is a key valuation metric.
Interest expense, net
Interest expense, net, was $0.1 million in the three months ended June 30, 2016, compared to $0.3 million in the three months ended June 30, 2015. The interest expense is related to the remaining balances on our Term Loan B and Term Loan C with Hercules Technology Growth Capital, Inc. ("Hercules") which will mature in November 2016 and June 2017, respectively.
Other income (expense), net
Other income, net, was other income, net of $0.1 million in the three months ended June 30, 2016, compared to other expense, net of $0.8 million in the three months ended June 30, 2015.  The increase in other income, net during the three months ended June 30, 2016, was primarily driven by lower foreign currency losses.
Income Taxes
Income tax expense was $0.3 million in the three months ended June 30, 2016, compared to $0.6 million in the three months ended June 30, 2015. The decrease in income tax expense was primarily due to lower taxes in our foreign jurisdictions.
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

	Three months ended June 30,
	2016	2015
Net loss	$(10,355)	$(9,121)
Stock-based compensation	999	1,128
Amortization of acquisition-related intangibles	39	39
Impairment of minority interest investment	—	741
Consumption of zero cost-basis inventory	(158)	(846)
Change in fair value of derivatives and warrants	678	(800)
Non-cash interest expense	56	111
Tax effect of adjustments	25	—
Non-GAAP net loss	$(8,716)	$(8,748)

Non-GAAP loss per share	$(0.64)	$(0.72)
Weighted average shares outstanding - basic and diluted	13,676	12,111

We incurred a non-GAAP net loss of $8.7 million or $0.64 per share, for the three months ended June 30, 2016, compared to a non-GAAP net loss of $8.7 million or $0.72 per share, for the three months ended June 30, 2015. The slight decrease in non-GAAP net loss was driven primarily by an increase in net loss driven in part by changes in the fair value of derivatives, and moderated by lower usage of zero cost inventory in the three months ended June 30, 2016.
Liquidity and Capital Resources
At June 30, 2016, we had cash, cash equivalents, and restricted cash of $36.6 million, compared to $40.7 million at March 31, 2016, a decrease of $4.1 million. Our cash and cash equivalents, and restricted cash are summarized as follows (in thousands):

	June 30, 2016	March 31, 2016
Cash and cash equivalents	$35,211	$39,330
Restricted cash	1,375	1,391
Total cash, cash equivalents, and restricted cash	$36,586	$40,721

As of June 30, 2016, we had approximately $15.3 million of cash, cash equivalents, and restricted cash in foreign bank accounts, with a majority of this cash located in Europe. The decrease in total cash and cash equivalents, and restricted cash was due primarily to cash used by operating and by financing activities. See further discussion below.
For the three months ended June 30, 2016, net cash used in operating activities was $2.1 million compared to $3.0 million for the three months ended June 30, 2015. The decrease in net cash used in operations was due primarily to an increase in cash from changes in operating asset and liability accounts.
For the three months ended June 30, 2016, net cash used in investing activities was $0.3 million, compared to $0.1 million for the three months ended June 30, 2015. The increase in net cash used in investing activities was due primarily to changes in other assets and increased purchases of property, plant and equipment.
For the three months ended June 30, 2016, net cash used in financing activities was $1.5 million compared to net cash provided by financing activities of $21.2 million in the three months ended June 30, 2015. The increase in net cash used in financing activities was primarily due to net proceeds of $22.3 million from the issuance of 4.0 million shares of common stock on April 29, 2015, with no such capital raise in the current year period.
At June 30, 2016, we had $0.4 million of restricted cash included in current assets and $0.9 million of restricted cash included in long-term assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts and customs authorities. These deposits are held in interest bearing accounts.
On November 15, 2013, we amended our Loan and Security Agreement with Hercules and entered into a new term loan (the “Term Loan B”), borrowing $10.0 million. After closing fees and expenses, we received net proceeds of $9.8 million. The Term Loan B bears an interest rate equal to 11% plus the percentage, if any, in which the prime rate as reported by The Wall Street Journal exceeds 3.75%. We made interest-only payments from December 1, 2013 to May 31, 2014. If we achieved certain revenue targets for the six-month period ending March 31, 2014, interest only payments would continue through August 31, 2014. We did not achieve the revenue required to extend this interest only period. Beginning June 1, 2014, we began making payments on the Term Loan B in equal monthly installments which will end on November 1, 2016.
On December 19, 2014, we entered into a second amendment with Hercules (the “Hercules Second Amendment”) and entered into a new term loan (the “Term Loan C”), borrowing an additional $1.5 million (we collectively refer to the Term Loan B and Term Loan C as the “Term Loans”). After closing fees and expenses, the net proceeds from the Term Loan C were $1.4 million. The Term Loan C bears the same interest rate as the Term Loan B. We are making interest only payments until maturity on June 1, 2017, when the loan is scheduled to be repaid in its entirety.

The Term Loans are secured by substantially all of our existing and future assets, including a mortgage on real property owned by our wholly-owned subsidiary, ASC Devens LLC, and located at 64 Jackson Road, Devens, Massachusetts. The Term Loans contain certain covenants that restrict our ability to, among other things, incur or assume certain debt, merge or consolidate, materially change the nature of our business, make certain investments, acquire or dispose of certain assets, make guarantees or grant liens on our assets, make certain loans, advances or investments, declare dividends or make distributions or enter into transactions with affiliates. In addition, there is a covenant that requires us to maintain a minimum unrestricted cash balance (the “Minimum Threshold”) in the United States. As a result of the April 2015 offering (see discussion below), the Minimum Threshold was reduced to the lesser of $2.0 million or the aggregate outstanding principal balance of the Term Loans. As of June 30, 2016, the Minimum Threshold was $2.0 million. The events of default under the Term Loans include, but are not limited to, failure to pay amounts due, breaches of covenants, bankruptcy events, cross defaults under other material indebtedness and the occurrence of a material adverse effect and/or change in control. In the case of a continuing event of default, Hercules may, among other remedies, declare due all unpaid principal amounts outstanding and any accrued but unpaid interest and foreclose on all collateral granted to Hercules as security under the Term Loans.
We believe we are in and expect to remain in compliance with the covenants and restrictions under the Term Loans as of the date of this Quarterly Report on Form 10-Q. If we fail to stay in compliance with our covenants or experience some other event of default, we may be forced to repay the outstanding principal on the Term Loans.
We have experienced recurring operating losses and as of June 30, 2016, had an accumulated deficit of $938.5 million. In addition, we have experienced recurring negative operating cash flows. At June 30, 2016, we had cash and cash equivalents of $35.2 million, as compared to cash used in operations of $2.1 million for the three months ended June 30, 2016. In April 2015, we completed an equity offering which raised net proceeds of $22.3 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us from the sale of 4.0 million shares of our common stock at a public offering price of $6.00 per share. On March 11, 2016, we sold 100% of our minority investment in Tres Amigas to an investor for $0.6 million. We received $0.3 million according to the terms of the purchase agreement upon closing, which was recorded as a gain during the three months ended March 31, 2016. The final $0.3 million is to be paid when Tres Amigas achieves the earlier of certain agreed-upon financing conditions which is expected to occur during the third quarter of fiscal 2016. In addition, in December 2015, we entered into a set of strategic agreements valued at approximately $210.0 million with Inox, as discussed above. These agreements are expected to provide a foundation for the business as we pursue our longer-term objectives.
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
In July 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period. To account for such awards, a reporting entity should apply existing guidance in FASB Accounting Standards Codification Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. We adopted ASU 2014-12 effective April 1, 2016 and conclude that there is no material impact on our current practices.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The new standard explicitly requires the assessment at interim and annual periods, and provides management with its own disclosure guidance. This ASU is effective for annual reporting periods and interim periods, within those annual periods ending after December 15, 2016. We are currently evaluating the impact, if any, the adoption of ASU 2014-15 may have on our current practices.
In April 2015, the FASB issued ASU 2015-03 Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 require an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. We adopted ASU 2015-03 effective April 1, 2016 and conclude that there is no material impact on our consolidated results of operations, financial condition, or cash flow.
In June 2015, the FASB issued ASU 2015-10 Technical Corrections and Improvements. The amendments in ASU 2015-10 clarify and correct some of the difference that arose between original guidance from FASB, EITF and other sources, and the translation into the new Codification. We adopted ASU 2015-10 effective April 1, 2016 and conclude that there is no material impact on our consolidated results of operations, financial condition, or cash flow.
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
In September 2015, the FASB issued ASU 2015-16 Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined. We adopted ASU 2015-16 effective April 1, 2016 and conclude that there is no material impact on our consolidated results of operations, financial condition, or cash flow.
In January 2016, the FASB issued ASU 2016-01 Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-01 will enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. We are currently evaluating the impact, if any, the adoption of ASU 2016-01 may have on our current practices.

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
In March 2016, the FASB issued ASU 2016-09 Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 will simplify several aspects of the accounting for share-based payment transactions, including tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.  We are currently evaluating the impact, if any, the adoption of ASU 2016-09 may have on our current practices.
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
In April 2016, the FASB issued ASU 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in ASU 2016-12 will clarify the prior guidance surrounding collectability criteria, presentation of taxes collected, non-cash consideration, contract modifications, completed contracts at completion and retrospective application guidance. The ASU is effective for annual reporting periods beginning after December 15, 2017.  We are currently evaluating the impact, if any, the adoption of ASU 2016-12 may have on our current practices.
In June 2016, the FASB issued ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in ASU 2016-13 will provide more decision useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that year.  We are currently evaluating the impact, if any, the adoption of ASU 2016-13 may have on our current practices.
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
The impact of foreign currency transaction and translation activities on net loss for the three months ended June 30, 2016 was a gain of less than $0.1 million.  The impact of foreign currency transaction and translation activities on net loss for the three months ended June 30, 2015 was a loss of $0.6 million.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

On October 8, 2011, Sinovel filed with the Beijing Arbitration Commission an application under the caption (2011) Jing Zhong An Zi No. 0963, for a counterclaim against us for breach of the same contracts under which we filed our original arbitration claim. Sinovel claims, among other things, that the goods supplied by us do not conform to the standards specified in the contracts and claims damages in the amount of approximately RMB 370 million (approximately $58 million). On October 17, 2011, Sinovel filed with the Beijing Arbitration Commission a request for change of counterclaim to increase its damage claim to approximately RMB 1 billion (approximately $157 million). On December 22, 2011, Sinovel filed with the Beijing Arbitration Commission an additional request for change of counterclaim to increase its damages claim to approximately RMB 1.2 billion (approximately $190 million). On February 27, 2012, Sinovel filed with the Beijing Arbitration Commission an application under the caption (2012) Jing Zhong An Zi No. 0157, against us for breach of the same contracts under which we filed our original arbitration claim. Sinovel claims, among other things, that the goods supplied by us do not conform to the standards specified in the contracts and claims damages in the amount of approximately RMB 105 million (approximately $17 million). We believe that Sinovel’s claims are without merit and we intend to defend these actions vigorously. Since the proceedings in this matter are still in the early technical review phase, we cannot reasonably estimate possible losses or range of losses at this time.
We also submitted a civil action application to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Yi Zhong Min Chu Zi No. 15524, against Sinovel for software copyright infringement on September 13, 2011. The application alleges Sinovel’s unauthorized use of portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines and the binary code, or upper layer, of our software for the PM3000 power converters in 1.5MW wind turbines. In July 2011, a former employee of our Austrian subsidiary was arrested in Austria on charges of economic espionage and fraudulent manipulation of data. In September 2011, the former employee pled guilty to the charges, and was imprisoned. As a result of our internal investigation and a criminal investigation conducted by Austrian authorities, we believe that this former employee was contracted by Sinovel through an intermediary while employed by us and improperly obtained and transferred to Sinovel portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines. Moreover, we believe the former employee illegally used source code to develop for Sinovel a software modification to circumvent the encryption and remove technical protection measures on the PM3000 power converters in 1.5MW wind turbines in the field. We are seeking a cease and desist order with respect to the unauthorized copying, installation and use of our software, monetary damages of approximately RMB 38 million (approximately $6 million) for our economic losses and reimbursement of all costs and reasonable expenses. The Beijing No. 1 Intermediate People’s Court accepted the case, which was necessary in order for the case to proceed. On September 15, 2014, the Beijing No. 1 Intermediate People’s Court held its first substantive hearing in the Beijing case.  At the hearing, the parties presented evidence, reviewed claims, and answered questions from the court.  On April 24, 2015, we received notification from the Beijing No. 1 Intermediate People’s Court that it dismissed the case for what it cited was a lack of evidence.  On May 6, 2015, we filed an appeal of the Beijing No. 1 Intermediate People’s Court decision to dismiss the case with the Beijing Higher People’s Court.  On September 8, 2015, the Beijing Higher People’s Court held its first substantive hearing on our appeal of the Beijing No. 1 Intermediate People’s Court’s dismissal of the case.  At the hearing, the parties presented evidence and answered questions from the court.  We are awaiting a decision from the Beijing Higher People’s Court.
We submitted a civil action application to the Beijing Higher People’s Court against Sinovel and certain of its employees for trade secret infringement on September 13, 2011 under the caption (2011) Gao Min Chu Zi No. 4193. The application alleges the defendants’ unauthorized use of portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines as described above with respect to the Copyright Action. We are seeking monetary damages of approximately RMB 2.9 billion (approximately $453 million) for the trade secret infringement as well as reimbursement of all costs and reasonable expenses. The Beijing Higher People’s Court has accepted the case, which was necessary in order for the case to proceed. On December 22, 2011 the Beijing Higher People’s Court transferred the case to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Gao Min Chu Zi No. 4193. On June 7, 2012, we received an Acceptance Notice from the Beijing No.1 Intermediate People’s Court under the caption (2012) Yi Zhong Min Chu Zi No.6833. The Beijing No. 1 Intermediate Court held the first substantive hearing on May 11, 2015.  On June 15, 2015, we submitted a request for the withdrawal of our complaint to the Beijing No. 1 Intermediate Court.  On June 16, 2015, the Beijing No. 1 Intermediate Court granted our request.  We immediately filed a civil action application to the Beijing Intellectual Property Court against the same parties and seeking the same amount of monetary damages for trade secret infringement on June 16, 2015 under the caption (2015) Jin Zhi Min Chu Zi No. 1135.  On January 18, 2016, the Beijing Intellectual Property Court held its first substantive hearing on our trade secret infringement case.  At the hearing, the parties presented evidence, reviewed claims and answered questions from the court.  We are awaiting a decision from the Beijing Intellectual Property Court.
On September 16, 2011, we filed a civil copyright infringement complaint in the Hainan Province No. 1 Intermediate People’s Court against Dalian Guotong Electric Co. Ltd. (“Guotong”), a supplier of power converter products to Sinovel, and Huaneng Hainan Power, Inc. (“Huaneng”), a wind farm operator that has purchased Sinovel wind turbines containing Guotong power converter products. The case is captioned (2011) Hainan Yi Zhong Min Chu Zi No. 62. The application alleges that our PM1000 converters in certain Sinovel wind turbines have been replaced by converters produced by Guotong. Because the Guotong converters are being used in wind turbines containing our wind turbine control software, we believe that our copyrighted software is being infringed. We are seeking a cease and desist order with respect to the unauthorized use of our software, monetary damages of approximately RMB 1.2 million (approximately $0.2 million) for our economic losses (with respect to Guotong only) and reimbursement of all costs and reasonable expenses. The court has accepted the case, which was necessary in order for the case to proceed. In addition, upon the request of the defendant Huaneng, Sinovel has been added by the court to this case as a defendant and Huaneng has been released from this case. On November 18, 2014, the Hainan No. 1 Intermediate People’s Court held its first substantive hearing in the Hainan case.    At the hearing, the parties presented evidence, reviewed claims, and answered questions from the court.  On June 3, 2015, we received notification from the Hainan No. 1 Intermediate People’s Court that it dismissed the case for what it cited was a lack of evidence.  On June 18, 2015 we filed an appeal of the Hainan No. 1 Intermediate People’s Court decision to dismiss the case with the Hainan Higher People’s Court.  On August 20, 2015, the Hainan Higher People’s Court accepted the appeal under the caption (2015) QiongZhi Min Zhong Zi No. 6.  On November 26, 2015, the Hainan Higher People’s Court held its first substantive hearing on our appeal of the Hainan No. 1 Intermediate People’s Court’s dismissal of the case.  At the hearing, the parties presented evidence and answered questions from the court.  We are awaiting a decision from the Hainan Higher People’s Court.

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

AMERICAN SUPERCONDUCTOR CORPORATION

Date:	August 9, 2016	By:	/s/David A. Henry
David A. Henry
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Executive Incentive Plan for the fiscal year ending March 31, 2017.					*

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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
_________________________

*	Filed herewith

**	Furnished herewith

***	Submitted electronically herewith
Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet as of June 30, 2016 and March 31, 2016 (ii) Condensed Statements of Operations and Income for the three months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended June 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements.