Form 10-Q
period 2016-09-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2016-11-02
CIK 880807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Shares outstanding of the Registrant’s common stock:

Common Stock, par value $0.01 per share	14,199,202
Class	Outstanding as of October 28, 2016

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2016	March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$25,262	$39,330
Accounts receivable, net	12,130	19,264
Inventory	26,448	18,512
Prepaid expenses and other current assets	2,847	5,778
Restricted cash	452	457
Total current assets	67,139	83,341

Property, plant and equipment, net	46,677	49,778
Intangibles, net	571	854
Restricted cash	934	934
Deferred tax assets	96	96
Other assets	336	315
Total assets	$115,753	$135,318

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$18,581	$23,156
Note payable, current portion, net of discount of $77 as of September 30, 2016 and $42 as of March 31, 2016	2,089	2,624
Derivative liabilities	2,660	3,227
Deferred revenue	17,341	12,000
Total current liabilities	40,671	41,007

Note payable, net of discount of $133 as of March 31, 2016	—	1,367
Deferred revenue	8,262	9,269
Deferred tax liabilities	63	63
Other liabilities	54	63
Total liabilities	49,050	51,769

Commitments and contingencies (Note 12)

Stockholders' equity:
Common stock	143	141
Additional paid-in capital	1,013,676	1,011,813
Treasury stock	(1,371)	(881)
Accumulated other comprehensive income	119	660
Accumulated deficit	(945,864)	(928,184)
Total stockholders' equity	66,703	83,549
Total liabilities and stockholders' equity	$115,753	$135,318

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three months ended September 30,		Six months ended September 30,
	2016	2015	2016	2015
Revenues	$18,507	$19,004	$31,852	$42,727

Cost of revenues	16,404	15,992	28,886	36,495

Gross profit	2,103	3,012	2,966	6,232

Operating expenses:
Research and development	2,867	3,003	5,819	6,165
Selling, general and administrative	6,347	6,773	13,563	14,308
Impairment of minority interest investment	—	38	—	779
Amortization of acquisition related intangibles	39	39	78	78
Total operating expenses	9,253	9,853	19,460	21,330

Operating loss	(7,150)	(6,841)	(16,494)	(15,098)

Change in fair value of derivatives and warrants	1,244	701	567	1,501
Interest expense, net	(107)	(286)	(243)	(603)
Other expense, net	(518)	(397)	(393)	(1,169)
Loss before income tax expense	(6,531)	(6,823)	(16,563)	(15,369)

Income tax expense	794	875	1,117	1,450

Net loss	$(7,325)	$(7,698)	$(17,680)	$(16,819)

Net loss per common share
Basic	$(0.53)	$(0.57)	$(1.29)	$(1.31)
Diluted	$(0.53)	$(0.57)	$(1.29)	$(1.31)

Weighted average number of common shares outstanding
Basic	13,769	13,595	13,723	12,808
Diluted	13,769	13,595	13,723	12,808

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three months ended September 30,		Six months ended September 30,
	2016	2015	2016	2015
Net loss	$(7,325)	$(7,698)	$(17,680)	$(16,819)
Other comprehensive gain (loss), net of tax:
Foreign currency translation gains (losses)	111	(111)	(541)	319
Total other comprehensive gain (loss), net of tax	111	(111)	(541)	319
Comprehensive loss	$(7,214)	$(7,809)	$(18,221)	$(16,500)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended September 30,
	2016	2015
Cash flows from operating activities:

Net loss	$(17,680)	$(16,819)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	3,735	4,009
Stock-based compensation expense	1,653	1,834
Impairment of minority interest investments	—	746
Provision for excess and obsolete inventory	671	829
Write-off prepaid taxes	—	511
Loss from minority interest investments	—	356
Change in fair value of derivatives and warrants	(567)	(1,501)
Non-cash interest expense	98	207
Other non-cash items	(103)	921
Changes in operating asset and liability accounts:
Accounts receivable	7,118	(1,196)
Inventory	(8,696)	3,478
Prepaid expenses and other current assets	2,843	2,957
Accounts payable and accrued expenses	(4,481)	(3,337)
Deferred revenue	4,497	(762)
Net cash used in operating activities	(10,912)	(7,767)

Cash flows from investing activities:
Purchase of property, plant and equipment	(359)	(310)
Proceeds from the sale of property, plant and equipment	15	7
Change in restricted cash	4	(16)
Change in other assets	(28)	91
Net cash used in investing activities	(368)	(228)

Cash flows from financing activities:
Employee taxes paid related to net settlement of equity awards	(490)	(109)
Repayment of debt	(2,000)	(2,000)
Proceeds from public equity offering, net	—	22,281
Proceeds from exercise of employee stock options and ESPP	—	30
Net cash (used in)/provided by financing activities	(2,490)	20,202

Effect of exchange rate changes on cash and cash equivalents	(298)	(125)

Net (decrease)/increase in cash and cash equivalents	(14,068)	12,082
Cash and cash equivalents at beginning of year	39,330	20,490
Cash and cash equivalents at end of year	$25,262	$32,572

Supplemental schedule of cash flow information:
Cash paid for income taxes, net of refunds	$894	$758
Issuance of common stock to settle liabilities	212	197
Cash paid for interest	187	391

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
These unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with United States generally accepted accounting principles (“GAAP”) and the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. The going concern basis of presentation assumes that the Company will continue operations and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those instructions. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended September 30, 2016 and 2015 and the financial position at September 30, 2016.
Liquidity
The Company has experienced recurring operating losses and as of September 30, 2016, the Company had an accumulated deficit of $945.9 million. In addition, the Company has experienced recurring negative operating cash flows.  At September 30, 2016, the Company had cash and cash equivalents of $25.3 million. Cash used in operations for the six months ended September 30, 2016 was $10.9 million.
From April 1, 2011 through the date of this filing, the Company has reduced its global workforce substantially.  The Company has taken actions to consolidate certain business operations to reduce facility costs.  As of September 30, 2016, the Company had a global workforce of 366 persons.  The Company plans to closely monitor its expenses and, if required, expects to further reduce operating costs and capital spending to enhance liquidity.
Over the last several years, the Company has entered into several debt and equity financing arrangements in order to enhance liquidity.  Since April 1, 2012, the Company has generated aggregate cash flows from financing activities of $68.5 million.  This amount includes proceeds from an April 2015 equity offering, which generated net proceeds of approximately $22.3 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.  See Note 9, “Debt”, and Note 11 “Stockholders Equity” for further discussion of these financing arrangements. The Company believes that it is in compliance with the covenants and restrictions included in the agreements governing its debt arrangements as of September 30, 2016.

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

2. Stock-Based Compensation
The Company accounts for its stock-based compensation at fair value. The following table summarizes stock-based compensation expense by financial statement line item for the three and six months ended September 30, 2016 and 2015 (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2016	2015	2016	2015
Cost of revenues	$49	$61	$99	$158
Research and development	62	87	92	283
Selling, general and administrative	542	558	1,462	1,393
Total	$653	$706	$1,653	$1,834
The Company granted 9,703 stock options and 161,000 restricted stock awards during the six months ended September 30, 2016, and 392,689 restricted stock awards during the six months ended September 30, 2015.  These awards generally vest over 2-3 years.  Awards for restricted stock include both time-based and performance-based awards.  For options and awards that vest upon the passage of time, expense is being recorded over the vesting period.  Performance-based awards are expensed over the requisite service period based on probability of achievement.
The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. The total unrecognized compensation cost for unvested outstanding stock options was $0.5 million at September 30, 2016. This expense will be recognized over a weighted average expense period of approximately 2.4 years. The total unrecognized compensation cost for unvested outstanding restricted stock was $2.8 million at September 30, 2016. This expense will be recognized over a weighted-average expense period of approximately 1.8 years.
The Company granted 9,703 stock options during the three and six months ended September 30, 2016 and did not grant any stock options in the three or six months ended September 30, 2015. These options will vest over 2 years. The weighted average assumptions used in the Black Scholes valuation model for stock options granted during the six months ended September 30, 2016 are as follows:

	Three months ended September 30,		Six months ended September 30,
	2016	2015	2016	2015
Expected volatility	67.6%	N/A	67.6%	N/A
Risk-free interest rate	1.3%	N/A	1.3%	N/A
Expected life (years)	5.7	N/A	5.7	N/A
Dividend yield	None	N/A	None	N/A
The expected volatility rate was estimated based on an equal weighting of the historical volatility of the Company's common stock and the implied volatility of the Company's traded options. The expected term was estimated based on an analysis of the Company's historical experience of exercise, cancellation and expiration patterns. The risk-free interest rate is based on the average of the five- and seven-year U.S. Treasury rates.

3. Computation of Net Loss per Common Share
Basic net loss per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Where applicable, diluted EPS is computed by dividing the net loss by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. For each of the three and six months ended September 30, 2016 and 2015, 1.6 million shares were not included in the calculation of diluted EPS as they were considered anti-dilutive, of which 0.4 million relate to outstanding stock options, and 1.2 million relate to outstanding warrants, respectively.
The following table reconciles the numerators and denominators of the earnings per share calculation for the three and six months ended September 30, 2016 and 2015 (in thousands, except per share data):

	Three months ended September 30,		Six months ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss	(7,325)	(7,698)	$(17,680)	$(16,819)
Denominator:
Weighted-average shares of common stock outstanding	14,190	14,054	14,161	12,958
Weighted-average shares subject to repurchase	(421)	(459)	(438)	(150)
Shares used in per-share calculation ― basic	13,769	13,595	13,723	12,808
Shares used in per-share calculation ― diluted	13,769	13,595	13,723	12,808
Net loss per share ― basic	(0.53)	(0.57)	$(1.29)	$(1.31)
Net loss per share ― diluted	(0.53)	(0.57)	$(1.29)	$(1.31)

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

The Company provides a gross presentation of activity within Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements.  A change in the hierarchy of an investment from its current level is reflected in the period during which the pricing methodology of such investment changes.  Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 is made in the event that the related security is significant to total cash and investments.  The Company did not have any transfers of assets and liabilities from Level 1 and Level 2 to Level 3 of the fair value measurement hierarchy during the three and six months ended September 30, 2016.
A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The following table provides the assets and liabilities carried at fair value on a recurring basis, measured as of September 30, 2016 and March 31, 2016 (in thousands):

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016:
Assets:
Cash equivalents	$14,077	$14,077	$—	$—
Derivative liabilities:
Warrants	$2,660	$—	$—	$2,660

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016:
Assets:
Cash equivalents	$16,040	$16,040	$—	$—
Derivative liabilities:
Warrants	$3,227	$—	$—	$3,227
The table below reflects the activity for the Company’s major classes of liabilities measured at fair value on a recurring basis (in thousands):

Warrants
April 1, 2016	$3,227
Mark to market adjustment	(567)
Balance at September 30, 2016	$2,660

Warrants
April 1, 2015	$2,999
Mark to market adjustment	228
Balance at March 31, 2016	$3,227
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

5. Accounts Receivable
Accounts receivable at September 30, 2016 and March 31, 2016 consisted of the following (in thousands):

	September 30, 2016	March 31, 2016
Accounts receivable (billed)	$11,417	$18,089
Accounts receivable (unbilled)	767	1,229
Less: Allowance for doubtful accounts	(54)	(54)
Accounts receivable, net	$12,130	$19,264

6. Inventory
Inventory at September 30, 2016 and March 31, 2016 consisted of the following (in thousands):

	September 30, 2016	March 31, 2016
Raw materials	$11,233	$9,665
Work-in-process	2,349	3,411
Finished goods	6,429	3,215
Deferred program costs	6,437	2,221
Net inventory	$26,448	$18,512
The Company recorded inventory write-downs of $0.4 million and $0.2 million for each of the three months ended September 30, 2016 and 2015, respectively.  The Company recorded inventory write-downs of $0.7 million and $0.8 million for each of the six months ended September 30, 2016, and 2015, respectively. These write downs were based on evaluating its inventory on hand for excess quantities and obsolescence.
Deferred program costs as of September 30, 2016 and March 31, 2016 primarily represent costs incurred on programs accounted for under contract accounting where the Company needs to complete development milestones before revenue and costs will be recognized.

7. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses at September 30, 2016 and March 31, 2016 consisted of the following (in thousands):

	September 30, 2016	March 31, 2016
Accounts payable	$6,262	$5,837
Accrued inventories in-transit	1,804	1,908
Accrued other miscellaneous expenses	2,431	3,003
Accrued compensation	4,093	7,526
Income taxes payable	1,297	1,281
Accrued warranty	2,694	3,601
Total	$18,581	$23,156
The Company generally provides a one to three year warranty on its products, commencing upon installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.

Product warranty activity was as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$2,774	$3,344	$3,601	$3,934
Change in accruals for warranties during the period	316	429	417	423
Settlements during the period	(396)	(500)	(1,324)	(1,084)
Balance at end of period	$2,694	$3,273	$2,694	$3,273

8. Income Taxes
The Company recorded income tax expense of $0.8 million and $1.1 million in the three and six months ended September 30, 2016, respectively, and $0.9 million and $1.5 million in the three and six months ended September 30, 2015, respectively.   Income tax expense was primarily due to dividend withholding taxes and income taxes in the Company’s foreign jurisdictions.
Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.  The Company re-evaluates these uncertain tax positions on a quarterly basis.  The evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity.  Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.  The Company did not identify any uncertain tax positions in the six months ended September 30, 2016 and did not have any gross unrecognized tax benefits as of March 31, 2016.

9. Debt
Senior Secured Term Loans
On November 15, 2013, the Company amended its existing Loan and Security Agreement with Hercules and entered into a new term loan (the “Term Loan B”), borrowing $10.0 million. After closing fees and expenses, the net proceeds to the Company for the Term Loan B were $9.8 million.  The Term Loan B bears an interest rate of 11% plus the percentage, if any, by which the prime rate as reported by the Wall Street Journal exceeds 3.75%.  The Company is repaying the Term Loan B in equal monthly installments ending on November 1, 2016.  The principal balance of the Term Loan B is approximately $0.7 million as of September 30, 2016.  The Company will pay an end of term fee of $0.5 million upon the earlier of maturity or prepayment of the Term Loan B. The Company has accrued the end of term fee and recorded a corresponding amount into the debt discount.  The Term Loan B includes a mandatory prepayment feature which allows Hercules the right to use any of the Company’s net proceeds from specified asset dispositions greater than $1.0 million in a calendar year to pay off any outstanding accrued interest and principal balance on the Term Loan B.  The Company determined the fair value to be de-minimis for this feature. In addition, the Company incurred $0.2 million of legal and origination costs at inception of the loan, which have been recorded as a debt discount.
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

Under Term Loan B, the total debt discount including the Hercules Warrant, end of term fee and legal and origination costs of $1.0 million is being amortized into interest expense over the term of the Term Loan B using the effective interest method. During both the three and six months ended September 30, 2016 the Company recorded non-cash interest expense for amortization of the debt discount related to the Term Loan B of less than $0.1 million. During both the three and six months ended September 30, 2015 the Company recorded non-cash interest expense for amortization of the debt discount related to the Term Loan B of $0.1 million Under Term Loan C, the total debt discount, including the Hercules Warrant, end of term fee and legal and origination costs of $0.3 million is being amortized into interest expense over the term of the Term Loan C using the effective interest method. During both the three and six months ended September 30, 2016 the Company recorded non-cash interest expense for amortization of the debt discount related to the Term Loan C of less than $0.1 million. During both the three and six months ended September 30, 2015 the Company recorded non-cash interest expense for amortization of the debt discount related to the Term Loan C of less than $0.1 million.
The Term Loans are secured by substantially all of the Company’s existing and future assets, including a mortgage on real property owned by the Company’s wholly-owned subsidiary, ASC Devens LLC, and located at 64 Jackson Road, Devens, Massachusetts.  The Term Loans contain certain covenants that restrict the Company’s ability to, among other things, incur or assume certain debt, merge or consolidate, materially change the nature of the Company’s business, make certain investments, acquire or dispose of certain assets, make guarantees or grant liens on its assets, make certain loans, advances or investments, declare dividends or make distributions or enter into transactions with affiliates. In addition, there is a covenant that requires the Company to maintain a minimum unrestricted cash balance (the “Minimum Threshold”) in the United States.  As a result of the Company’s April 2015 equity offering, the Minimum Threshold was reduced to the lesser of $2.0 million or the aggregate outstanding principal balance of the Term Loans.  As of September 30, 2016, the Minimum Threshold was $2.0 million.  The events of default under the Term Loans include, but are not limited to, failure to pay amounts due, breaches of covenants, bankruptcy events, cross defaults under other material indebtedness and the occurrence of a material adverse effect and/or change in control. In the case of a continuing event of default, Hercules may, among other remedies, declare due all unpaid principal amounts outstanding and any accrued but unpaid interest and foreclose on all collateral granted to Hercules as security under the Term Loans.

Interest expense on the Term Loans for the three months ended September 30, 2016 and 2015, was $0.1 million and $0.3 million, respectively, each of which included less than $0.1 million of non-cash interest expense related to the amortization of the debt discount on the respective Term Loans. Interest expense on the Term Loans for the six months ended September 30, 2016 and 2015, was $0.3 million and $0.6 million, respectively, each of which included $0.1 million and $0.2 million, respectively, of non-cash interest expense related to the amortization of the debt discount on the respective Term Loans
Although the Company believes that it is in compliance with the covenants and restrictions under the Term Loans as of September 30, 2016, there can be no assurance that the Company will continue to be in compliance.

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
Following is a summary of the key assumptions used to calculate the fair value of the Exchanged Warrant:

Fiscal Year 16	September 30, 2016	June 30, 2016
Risk-free interest rate	0.59%	0.48%
Expected annual dividend yield	—	—
Expected volatility	70.50%	76.30%
Term (years)	1.01	1.26
Fair value	$0.2 million	$0.4 million

Fiscal Year 15	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Risk-free interest rate	0.66%	0.96%	0.64%	0.74%	0.73%
Expected annual dividend yield	—	—	—	—	—
Expected volatility	76.76%	76.68%	73.39%	71.61%	70.42%
Term (years)	1.51	1.76	2.01	2.26	2.51
Fair value	$0.4 million	$0.3 million	$0.1 million	$0.2 million	$0.3 million
The Company recorded net gains of $0.2 million and $0.1 million, respectively, resulting from the decrease in the fair value of the Exchanged Warrant during the three months ended September 30, 2016 and 2015, respectively. The Company recorded net gains of $0.2 million resulting from the decrease in the fair value of the Exchanged Warrant during each of the six months ended September 30, 2016 and 2015, respectively.
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
Following is a summary of the key assumptions used to calculate the fair value of the Hercules Warrant:

Fiscal Year 16	September 30, 2016	June 30, 2016
Risk-free interest rate	0.97%	0.86%
Expected annual dividend yield	—	—
Expected volatility	67.98%	68.34%
Term (years)	3.75	4.00
Fair value	$0.2 million	$0.3 million

Fiscal Year 15	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Risk-free interest rate	1.08%	1.65%	1.31%	1.63%	1.41%
Expected annual dividend yield	—	—	—	—	—
Expected volatility	70.25%	73.57%	75.32%	72.57%	74.60%
Term (years)	4.25	4.50	4.75	5.00	5.25
Fair value	$0.2 million	$0.2 million	$0.1 million	$0.2 million	$0.2 million
The Company recorded net gains, resulting from a decrease in the fair value of the Hercules Warrant, of $0.1 million during the three months ended September 30, 2016 and less than $0.1 million during the three months ended September 30, 2015, to change in fair value of derivatives and warrants. The Company recorded a net gain of less than $0.1 million in the fair value of the Hercules Warrant during the six months ended September 30, 2016 and a net gain of $0.1 million during the six months ended September 30, 2015.
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
Following is a summary of the key assumptions used to calculate the fair value of the November 2014 Warrant:

Fiscal Year 16	September 30, 2016	June 30, 2016
Risk-free interest rate	0.93%	0.77%
Expected annual dividend yield	—	—
Expected volatility	68.96%	70.01%
Term (years)	3.12	3.37
Fair value	$2.3 million	$3.2 million

Fiscal Year 15	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Risk-free interest rate	0.98%	1.51%	1.17%	1.44%	1.28%
Expected annual dividend yield	—	—	—	—	—
Expected volatility	69.88%	70.02%	73.02%	74.18%	75.96%
Term (years)	3.62	3.87	4.12	4.37	4.62
Fair value	$2.6 million	$2.1 million	$1.3 million	$1.8 million	$2.5 million

The Company recorded net gains, resulting from a decrease in the fair value of the November 2014 Warrant, of $0.9 million and $0.5 million in the three months ended September 30, 2016 and 2015, respectively. The Company recorded net gains of $0.3 million and $1.2 million during the six months ended September 30, 2016 and 2015, respectively.
The Company prepared its estimates for the assumptions used to determine the fair value of the warrants issued in conjunction with both the Term Loans and our unsecured, senior convertible note with CVI, as well as the November 2014 Warrant utilizing the respective terms of the warrants with similar inputs, as described above.

11. Stockholders’ Equity
On April 29, 2015, the Company completed an equity offering with Cowen and Company, LLC, under which the Company sold 4.0 million shares of its common stock at an offering price of $6.00 per share.  After underwriting discounts, commissions and offering expenses, the Company received net proceeds from the offering of approximately $22.3 million.

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
On September 13, 2011, the Company commenced a series of legal actions in China against Sinovel Wind Group Co. Ltd. (“Sinovel”). The Company’s Chinese subsidiary, Suzhou AMSC Superconductor Co. Ltd., filed a claim for arbitration with the Beijing Arbitration Commission in accordance with the terms of the Company’s supply contracts with Sinovel. The case is captioned (2011) Jing Zhong An Zi No. 963. The Company alleges that Sinovel committed various material breaches of its contracts with the Company and Sinovel has refused to pay past due amounts for prior shipments of core electrical components and spare parts. The Company is seeking compensation for past product shipments and retention (including interest) in the amount of approximately RMB 485 million (approximately $73 million) due to Sinovel’s breaches of its contracts. The Company is also seeking specific performance of its existing contracts as well as reimbursement of all costs and reasonable expenses with respect to the arbitration. The value of the undelivered components under the existing contracts, including the deliveries refused by Sinovel in March 2011, amounts to approximately RMB 4.6 billion (approximately $690 million).
On October 8, 2011, Sinovel filed with the Beijing Arbitration Commission an application under the caption (2011) Jing Zhong An Zi No. 963, for a counterclaim against the Company for breach of the same contracts under which the Company filed its original arbitration claim. Sinovel claims, among other things, that the goods supplied by the Company do not conform to the standards specified in the contracts and claims damages in the amount of approximately RMB 1.2 billion (approximately $180 million) upon Sinovel’s requests for change of counterclaim. On February 27, 2012, Sinovel filed with the Beijing Arbitration Commission an application under the caption (2012) Jing Zhong An Zi No. 157, against the Company for breach of the same contracts under which the Company filed its original arbitration claim. Sinovel claims, among other things, that the goods supplied by the Company do not conform to the standards specified in the contracts and claims damages in the amount of approximately RMB 105 million (approximately $16 million). The Company believes that Sinovel’s claims are without merit and it intends to defend these actions vigorously. Since the proceedings in this matter are still in the early technical review phase, the Company cannot reasonably estimate possible losses or range of losses at this time.
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

As of September 30, 2016, the Company had $0.5 million of restricted cash included in current assets and $0.9 million of restricted cash included in long-term assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts. These deposits are held in interest bearing accounts.

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
The operating results for the two business segments are as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2016	2015	2016	2015
Revenues:
Wind	$12,898	$13,583	$18,573	$31,747
Grid	5,609	5,421	13,279	10,980
Total	$18,507	$19,004	$31,852	$42,727

	Three months ended September 30,		Six months ended September 30,
	2016	2015	2016	2015
Operating (loss) profit:
Wind	$(1,235)	$(1,991)	$(4,264)	$(1,864)
Grid	(5,262)	(4,113)	(10,577)	(10,621)
Unallocated corporate expenses	(653)	(737)	(1,653)	(2,613)
Total	$(7,150)	$(6,841)	$(16,494)	$(15,098)

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
Unallocated corporate expenses primarily consist of stock-based compensation expense of $0.7 million in each of the three months ended September 30, 2016 and 2015, respectively, and stock-based compensation expense of $1.7 million and $1.8 million in the six months ended September 30, 2016 and 2015, respectively. Additionally, unallocated corporate expenses include an impairment charge of $0.7 million for the six months ended September 30, 2015.
Total assets for the two business segments as of September 30, 2016 and March 31, 2016 are as follows (in thousands):

	September 30, 2016	March 31, 2016
Wind	$26,390	$34,389
Grid	39,200	36,255
Corporate assets	50,163	64,674
Total	$115,753	$135,318
The following table sets forth customers who represented 10% or more of the Company’s total revenues for the three and six months ended September 30, 2016 and 2015:

	Three months ended September 30,		Six months ended September 30,
	2016	2015	2016	2015
INOX Wind Limited	68%	66%	51%	55%
Beijing JINGCHENG New Energy Co., Ltd	—%	<10%	<10%	15%

15. Recent Accounting Pronouncements
In May 2014, the FASB and the International Accounting Standards Board (IASB) issued ASU 2014-09, ASU Revenue from Contracts with Customers (Topic 606), The guidance substantially converges final standards on revenue recognition between the FASB and IASB providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles.  The ASU is effective for annual reporting periods beginning after December 15, 2017.  The Company is currently evaluating the impact the adoption of ASU 2014-09 may have on its current practices.
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
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The new standard explicitly requires the assessment at interim and annual periods, and provides management with its own disclosure guidance. This ASU is effective for annual reporting periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The Company is currently evaluating the impact, if any, the adoption of ASU 2014-15 may have on its current practices.

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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the effects adoption of this guidance will have on its consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09 Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 will simplify several aspects of the accounting for share-based payment transactions, including tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods.  The Company is currently evaluating the impact, if any, the adoption of ASU 2016-09 may have on its current practices.
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

In April 2016, the FASB issued ASU 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in ASU 2016-12 will clarify the prior guidance surrounding collectability criteria, presentation of taxes collected, non-cash consideration, contract modifications, completed contracts at completion and retrospective application guidance. The ASU is effective for annual reporting periods beginning after December 15, 2017.  The Company is currently evaluating the impact the adoption of ASU 2016-12 may have on its current practices.
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
In August 2016, the FASB issued ASU 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in ASU 2016-15 will provide more guidance towards the classification of multiple different types of cash flows in order to reduce the diversity in reporting across entities. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that year.  The Company is currently evaluating the impact, if any, the adoption of ASU 2016-15 may have on its current practices.

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
We have experienced recurring operating losses and as of September 30, 2016, had an accumulated deficit of $945.9 million. In addition, we have experienced recurring negative operating cash flows. At September 30, 2016, we had cash and cash equivalents of $25.3 million. Cash used in operations for the six months ended September 30, 2016 was $10.9 million.  We expect to use less cash for operations in the second half of the fiscal year ending March 31, 2017 compared to the first half. See "Liquidity and Capital Resources" below for additional discussion.
Over the last several years, we have entered into several debt and equity financing arrangements in order to enhance liquidity.  Since April 1, 2012, we generated aggregate cash flows from financing activities of $68.5 million.  This amount includes proceeds from our April 2015 equity offering, which generated net proceeds of approximately $22.3 million, after deducting underwriting discounts, commissions and offering expenses.  See Note 9, “Debt”, and Note 11 “Stockholders Equity” for further discussion of these financing arrangements. We believe that we are in compliance with the covenants and restrictions included in the agreements governing our debt arrangements as of September 30, 2016.
In March 2016, we entered into a set of agreements (collectively, the "Joint Development Agreement") to jointly develop an advanced low cost manufacturing process for second generation high temperature superconductor wire with BASF Corporation ("BASF"). Under the Joint Development Agreement, our manufacturing know-how for our Amperium® superconductor wire and BASF's chemical solution deposition production technology will be combined. As part of the Joint Development Agreement, we also entered into a royalty-bearing, non-exclusive license under which we agreed to provide BASF a specified portion of our second generation (2G) HTS wire manufacturing technology.
Our cash requirements depend on numerous factors, including the successful completion of our product development activities, our ability to commercialize our Resilient Electric Grid (“REG“) and ship protection system solutions, rate of customer and market adoption of our products, collecting receivables according to established terms, and the continued availability of U.S. government funding during the product development phase of our Superconductors based products. In December 2015, we entered into a set of strategic agreements valued at approximately $210.0 million with Inox Wind Limited ("Inox"), which includes a multi-year supply contract pursuant to which we will supply electric control systems to Inox and a license agreement allowing Inox to manufacture a limited number of electrical control systems over the next three to four years. After this initial three to four year period, Inox agreed that we will continue as Inox’s preferred supplier and Inox will be required to purchase from us a majority of its electric control systems requirements for an additional three-year period. These agreements are expected to provide a foundation for the business as we pursue our longer-term objectives. Significant deviations to our business plan with regard to these factors and events, including any prolonged disruption in our revenues with our largest customers, which are important drivers to our business, could have a material adverse effect on our operating performance, financial condition, and future business prospects. We expect to pursue the expansion of our operations through internal growth, diversification of our customer base, and potential strategic alliances. See “Liquidity and Capital Resources” below for additional discussion.
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
Critical Accounting Policies and Estimates
The preparation of the unaudited condensed consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. During the six months ended September 30, 2016 there were no significant changes in the critical accounting policies that were disclosed in our Form 10-K for fiscal 2015, which ended on March 31, 2016.

Results of Operations
Three and six months ended September 30, 2016 compared to the three and six months ended September 30, 2015
Revenues
Total revenues decreased 3% and 25% to $18.5 million and $31.9 million for the three and six months ended September 30, 2016, respectively, compared to $19.0 million and $42.7 million for the three and six months ended September 30, 2015, respectively.  Our revenues are summarized as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2016	2015	2016	2015
Revenues:
Wind	$12,898	$13,583	$18,573	$31,747
Grid	5,609	5,421	13,279	10,980
Total	$18,507	$19,004	$31,852	$42,727
Our Wind business unit accounted for 70% and 58% of total revenues for the three and six months ended September 30, 2016, respectively, compared to 71% and 74% for the three and six months ended September 30, 2015, respectively. Revenues in the Wind business unit decreased 5% and 41% to $12.9 million and $18.6 million in the three and six months ended September 30, 2016, respectively, from $13.6 million and $31.7 million in the three and six months ended September 30, 2015, respectively. Wind business unit revenues in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 decreased primarily due to lower license development and royalty revenue from Inox in India and lower spare part sales in China. Wind business unit revenues in the six months ended September 30, 2016 as compared to the six months ended September 30, 2015 decreased primarily due to a lower volume of sales to Inox in India in the first quarter of fiscal 2016, lower royalty revenues, and lower sales of spare parts.
Our Grid business unit accounted for 30% and 42% of total revenues for the three and six months ended September 30, 2016, respectively, compared to 29% and 26% for the three and six months ended September 30, 2015, respectively. Our Grid business unit revenues increased 3% and 21% to $5.6 million and $13.3 million in the three and six months ended September 30, 2016, respectively, from $5.4 million and $11.0 million in the three and six months ended September 30, 2015, respectively. Grid business unit revenues in the three months ended September 30, 2016 increased primarily due to revenue from the Joint Development Agreement with BASF. Grid business unit revenues in the six months ended September 30, 2016 increased primarily due to higher revenues from the Joint Development Agreement and higher revenues from a project with the U.S. Navy.
Revenues from Project HYDRA and Project REG represented 13% of our Grid business unit’s revenue for each of the three and six months ended September 30, 2016 and 6% and 9% for the three and six months ended September 30, 2015, respectively. Our revenues for these projects are derived by funding from the Department of Homeland Security (“DHS”). Project HYDRA is a project with Consolidated Edison, Inc. (“ConEd”) to demonstrate our REG product in ConEd’s electric grid. Project REG is a project with Commonwealth Edison, Inc. (“ComEd”) to permanently install our REG product in ComEd’s electric grid. This fault current limiting cable system is designed to utilize customized Amperium® HTS wire, and ancillary controls to deliver more power through the grid while also being able to suppress power surges that can disrupt service. DHS has committed 100% of the total expected funding of $29.0 million for Project HYDRA. Under Project REG, DHS is expected to invest up to $60.0 million to enable the deployment of the REG system in Chicago’s electric grid. We have substantially completed the first phase of the project which among other things, has resulted in the creation of a detailed deployment plan. In the fiscal year ended March 31, 2015, DHS committed funding of $1.5 million for this phase of the project. During the fiscal year ended March 31, 2016, DHS committed funding of an additional $3.7 million, for a total of $5.2 million. This additional funding serves as a bridge between the detailed deployment plan and construction phases of the project. The period of performance to complete the engineering work extends through May 31, 2017. The final phase of the project involves the delivery of the REG system and the associated construction and deployment of the system in ComEd’s grid. We will not begin this phase of the project until all parties agree to proceed. There can be no assurance that all parties will agree to proceed with the project.
The following table sets forth customers who represented 10% or more of our total revenues for the three and six months ended September 30, 2016 and 2015:

	Three months ended September 30,		Six months ended September 30,
	2016	2015	2016	2015
INOX Wind Limited	68%	66%	51%	55%
Beijing JINGCHENG New Energy Co., Ltd	—%	<10%	<10%	15%

Cost of Revenues and Gross Margin
Cost of revenues increased by 3% and decreased by 21% to $16.4 million and $28.9 million for the three and six months ended September 30, 2016, respectively, compared to $16.0 million and $36.5 million for the three and six months ended September 30, 2015, respectively. Gross margin was 11.4% and 9.3% for the three and six months ended September 30, 2016, respectively, compared to 15.8% and 14.6% for the three and six months ended September 30, 2015, respectively. The decreases in gross margin were primarily due to lower Wind revenues, particularly in the three months ended June 30, 2016, as well as lower royalty revenue in the three and six months ended September 30, 2016, which is reflected as 100% gross margin.
Operating Expenses
Research and development
R&D expenses decreased by 5% and 6% to $2.9 million and $5.8 million for the three and six months ended September 30, 2016, respectively, from $3.0 million and $6.2 million for the three and six months ended September 30, 2015, respectively.  The decrease in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 is primarily due to lower supplies and materials consumed in the current-year period on internal development projects. The decrease in the six months ended September 30, 2016 compared to the six months ended September 30, 2015 is primarily the result of lower stock compensation expense, partially offset by new product development expenses in our Grid segment in the first quarter of fiscal 2016.
Selling, general, and administrative
SG&A expenses decreased by 6% and 5% to $6.3 million and $13.6 million in the three and six months ended September 30, 2016, respectively, from $6.8 million and $14.3 million in the three and six months ended September 30, 2015, respectively. The decrease in SG&A expenses in the three months ended September 30, 2016 was due primarily to cost reductions in China and lower software license fees. The decreased SG&A expense in the six months ended September 30, 2016 compared to the six months ended September 30, 2015 was due to lower compensation expense and legal costs.
Impairment of minority interest investment
We recorded an impairment charge of $0.7 million in the six months ended September 30, 2015, to fully impair our investment in Tres Amigas as our investment was no longer deemed recoverable.
Amortization of acquisition related intangibles
We recorded amortization expense related to our core technology and know-how, trade names and trademark intangible assets of less than $0.1 million in each of the three and six months ended September 30, 2016 and 2015.
Operating loss
Our operating loss is summarized as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2016	2015	2016	2015
Operating (loss) profit:
Wind	$(1,235)	$(1,991)	$(4,264)	$(1,864)
Grid	(5,262)	(4,113)	(10,577)	(10,621)
Unallocated corporate expenses	(653)	(737)	(1,653)	(2,613)
Total	$(7,150)	$(6,841)	$(16,494)	$(15,098)
Our Wind segment generated operating losses of $1.2 million and $4.3 million in the three and six months ended September 30, 2016, respectively, compared to $2.0 million and $1.9 million in the three and six months ended September 30, 2015, respectively. The decrease in the Wind business unit operating loss in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 was due primarily to costs arising from the transitioning of manufacturing from China to Romania in the prior fiscal year. The increase in Wind business unit operating loss in the six months ended September 30, 2016 as compared to the six months ended September 30, 2015 was due primarily to lower revenues as previously discussed.

The operating loss in our Grid segment increased to $5.3 million in the three months ended September 30, 2016 from $4.1 million in the three months ended September 30, 2015, due primarily to lower gross margin. Operating loss was $10.6 million in each of the six months ended September 30, 2016 and 2015, respectively, as higher revenue and gross margin, was offset by higher engineering and sales and marketing expenses.
Unallocated corporate expenses primarily include stock-based compensation expense of $0.7 million and $1.7 million for the three and six months ended September 30, 2016, respectively, and $0.7 million and $1.8 million for the three and six months ended September 30, 2015, respectively, and an impairment charge of $0.7 million, for the six months ended September 30, 2015.
Change in fair value of derivatives and warrants
The change in fair value of derivatives and warrants resulted in gains of $1.2 million and $0.6 million in the three and six months ended September 30, 2016, respectively, compared to gains of $0.7 million and $1.5 million in the three and six months ended September 30, 2015, respectively. The changes in the fair value were primarily driven by changes in stock price, which is a key valuation metric.
Interest expense, net
Interest expense, net, was $0.1 million and $0.2 million in the three and six months ended September 30, 2016, respectively, compared to $0.3 million and $0.6 million in the three and six months ended September 30, 2015, respectively. The interest expense is related to the remaining balances on our Term Loan B and Term Loan C with Hercules Technology Growth Capital, Inc. ("Hercules") which will mature in November 2016 and June 2017, respectively.
Other expense, net
Other expense, net, was $0.5 million and $0.4 million in the three and six months ended September 30, 2016, respectively, compared to $0.4 million and $1.2 million in the three and six months ended September 30, 2015, respectively.  The increase in other expense, net during the three months ended September 30, 2016, was primarily driven by higher foreign currency losses.  The decrease in other expense, net during the six months ended September 30, 2016 was primarily the result of lower charges for minority interest in the current year period following the impairment of our minority interest in Tres Amigas in the prior year period.
Income Taxes
Income tax expense was $0.8 million and $1.1 million in the three and six months ended September 30, 2016, respectively, compared to $0.9 million and $1.5 million in the three and six months ended September 30, 2015, respectively. The decreases in income tax expense during the three and six months ended September 30, 2016 were primarily due to lower taxes in our foreign jurisdictions.
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

We define non-GAAP net loss as net loss before stock-based compensation, amortization of acquisition-related intangibles, restructuring and impairment charges, consumption of zero cost-basis inventory, changes in fair value of derivatives and warrants, non-cash interest expense, and the other non-cash or unusual charges, net of any tax effects related to these items, indicated in the table below. We believe non-GAAP net loss assists management and investors in comparing our performance across reporting periods on a consistent basis by excluding these non-cash or non-recurring charges that we do not believe are indicative of our core operating performance. In addition, we use non-GAAP net loss as a factor in evaluating management’s performance when determining incentive compensation and to evaluate the effectiveness of our business strategies. A reconciliation of GAAP net loss to non-GAAP net loss is set forth in the table below (in thousands, except per share data):

	Three months ended September 30,		Six months ended September 30,
	2016	2015	2016	2015
Net loss	$(7,325)	$(7,698)	$(17,680)	$(16,819)
Stock-based compensation	653	706	1,653	1,834
Amortization of acquisition-related intangibles	39	39	78	78
Restructuring and impairment charges	—	38	—	779
Consumption of zero cost-basis inventory	(482)	(1,223)	(640)	(2,069)
Change in fair value of derivatives and warrants	(1,244)	(701)	(567)	(1,501)
Non-cash interest expense	42	96	98	207
Tax effect of adjustments	77	—	102	—
Non-GAAP net loss	$(8,240)	$(8,743)	$(16,956)	$(17,491)

Non-GAAP net loss per share	$(0.60)	$(0.64)	$(1.24)	$(1.37)
Weighted average shares outstanding - basic and diluted	13,769	13,595	13,723	12,808
We incurred non-GAAP net losses of $8.2 million or $0.60 per share, and $17.0 million or $1.24 per share, for the three and six months ended September 30, 2016, respectively, compared to non-GAAP net losses of $8.7 million or $0.64 per share, and $17.5 million or $1.37 per share, for the three and six months ended September 30, 2015, respectively. The decrease in non-GAAP net loss in the three month period ended September 30, 2016 compared to the three month period ended September 30, 2015 was driven primarily by a decrease in net loss and by lower consumption of zero-cost basis inventory. The decrease in non-GAAP net loss in the six months ended September 30, 2016 compared to the six month period ended September 30, 2015 was driven primarily by lower addbacks to net loss from the change in the fair value of derivatives and by lower consumption of zero cost-basis inventory.
Liquidity and Capital Resources
At September 30, 2016, we had cash, cash equivalents, and restricted cash of $26.6 million, compared to $40.7 million at March 31, 2016, a decrease of $14.1 million. Our cash and cash equivalents, and restricted cash are summarized as follows (in thousands):

	September 30, 2016	March 31, 2016
Cash and cash equivalents	$25,262	$39,330
Restricted cash	1,386	1,391
Total cash, cash equivalents, and restricted cash	$26,648	$40,721

As of September 30, 2016, we had approximately $4.4 million of cash, cash equivalents, and restricted cash in foreign bank accounts, with a majority of this cash located in Europe. The decrease in total cash and cash equivalents, and restricted cash was due primarily to cash used by operating and by financing activities. See further discussion below.
For the six months ended September 30, 2016, net cash used in operating activities was $10.9 million compared to $7.8 million for the six months ended September 30, 2015. The increase in net cash used in operations was due primarily to an increased net loss as well as a use of cash for changes in operating asset and liability accounts, particularly in the three months ended September 30, 2016, due to a gap in revenues and collections from Inox due to their stated working capital constraints, as well as payments for inventory purchased prior to curtailing our supply chain for electrical control systems, which has negatively impacted revenues and cash flows during the first half of fiscal 2016. During the second quarter of fiscal 2016, shipments to Inox began to return to a more normal level.
For the six months ended September 30, 2016, net cash used in investing activities was $0.4 million, compared to $0.2 million for the six months ended September 30, 2015. The increase in net cash used in investing activities was due primarily to a use of cash for a change in other assets, compared to a source of cash in the six months ended September 30, 2015.
For the six months ended September 30, 2016, net cash used in financing activities was $2.5 million compared to net cash provided by financing activities of $20.2 million in the six months ended September 30, 2015. The increase in net cash used in financing activities was primarily due to net proceeds of $22.3 million from the issuance of 4.0 million shares of common stock on April 29, 2015, with no such capital raise in the current year period.
At September 30, 2016, we had $0.5 million of restricted cash included in current assets and $0.9 million of restricted cash included in long-term assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts and customs authorities. These deposits are held in interest bearing accounts.
On November 15, 2013, we amended our Loan and Security Agreement with Hercules and entered into a new term loan (the “Term Loan B”), borrowing $10.0 million. After closing fees and expenses, we received net proceeds of $9.8 million. The Term Loan B bears an interest rate equal to 11% plus the percentage, if any, in which the prime rate as reported by The Wall Street Journal exceeds 3.75%. We made interest-only payments from December 1, 2013 to May 31, 2014. If we achieved certain revenue targets for the six-month period ending March 31, 2014, interest only payments would continue through August 31, 2014. We did not achieve the revenue required to extend this interest only period. Beginning June 1, 2014, we began making payments on the Term Loan B in equal monthly installments which ended on November 1, 2016.
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
The Term Loans are secured by substantially all of our existing and future assets, including a mortgage on real property owned by our wholly-owned subsidiary, ASC Devens LLC, and located at 64 Jackson Road, Devens, Massachusetts. The Term Loans contain certain covenants that restrict our ability to, among other things, incur or assume certain debt, merge or consolidate, materially change the nature of our business, acquire or dispose of certain assets, make guarantees or grant liens on our assets, make certain loans, advances or investments, declare dividends or make distributions or enter into transactions with affiliates. In addition, there is a covenant that requires us to maintain a minimum unrestricted cash balance (the “Minimum Threshold”) in the United States. As a result of the April 2015 offering (see discussion below), the Minimum Threshold was reduced to the lesser of $2.0 million or the aggregate outstanding principal balance of the Term Loans. As of September 30, 2016, the Minimum Threshold was $2.0 million. The events of default under the Term Loans include, but are not limited to, failure to pay amounts due, breaches of covenants, bankruptcy events, cross defaults under other material indebtedness and the occurrence of a material adverse effect and/or change in control. In the case of a continuing event of default, Hercules may, among other remedies, declare due all unpaid principal amounts outstanding and any accrued but unpaid interest and foreclose on all collateral granted to Hercules as security under the Term Loans.
We believe we are in and expect to remain in compliance with the covenants and restrictions under the Term Loans as of the date of this Quarterly Report on Form 10-Q. If we fail to stay in compliance with our covenants or experience some other event of default, we may be forced to repay the outstanding principal on the Term Loans.
We have experienced recurring operating losses and as of September 30, 2016, had an accumulated deficit of $945.9 million. In addition, we have experienced recurring negative operating cash flows. At September 30, 2016, we had cash and cash equivalents of $25.3 million, as compared to cash used in operations of $10.9 million for the six months ended September 30, 2016. We expect to use less cash for operations in the second half of fiscal 2016 compared to the first half. In April 2015, we completed an equity offering which raised net proceeds of $22.3 million after deducting underwriting discounts, commissions and offering expenses payable by us from the sale of 4.0 million shares of our common stock at a public offering price of $6.00 per share. On March 11, 2016, we sold 100% of our minority investment in Tres Amigas to an investor for $0.6 million. We received $0.3 million according to the terms of the purchase agreement upon closing, which was recorded as a gain during the three months ended March 31, 2016. The final $0.3 million is to be paid when Tres Amigas achieves the earlier of certain agreed-upon financing conditions which is expected to occur during the third quarter of fiscal 2016. In addition, in December 2015, we entered into a set of strategic agreements valued at approximately $210.0 million with Inox, as discussed above. These agreements are expected to provide a foundation for the business as we pursue our longer-term objectives.
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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (IASB) issued, ASU Revenue from Contracts with Customers 2014-09 (Topic 606). The guidance substantially converges final standards on revenue recognition between the FASB and IASB providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles.  The ASU is effective for annual reporting periods beginning after December 15, 2017.  We are currently evaluating the impact the adoption of ASU 2014-09 may have on our current practices.
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
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The new standard explicitly requires the assessment at interim and annual periods, and provides management with its own disclosure guidance. This ASU is effective for annual reporting periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. We are currently evaluating the impact, if any, the adoption of ASU 2014-15 may have on our current practices.

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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the effects adoption of this guidance will have on our consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09 Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 will simplify several aspects of the accounting for share-based payment transactions, including tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods.  We are currently evaluating the impact, if any, the adoption of ASU 2016-09 may have on our current practices.
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

In April 2016, the FASB issued ASU 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in ASU 2016-12 will clarify the prior guidance surrounding collectability criteria, presentation of taxes collected, non-cash consideration, contract modifications, completed contracts at completion and retrospective application guidance. The ASU is effective for annual reporting periods beginning after December 15, 2017.  We are currently evaluating the impact the adoption of ASU 2016-12 may have on our current practices.
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
In August 2016, the FASB issued ASU 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in ASU 2016-15 will provide more guidance towards the classification of multiple different types of cash flows in order to reduce the diversity in reporting across entities. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that year.  We are currently evaluating the impact, if any, the adoption of ASU 2016-15 may have on our current practices.
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
The impact of foreign currency transaction and translation activities on net loss for the three and six months ended September 30, 2016 were losses of $0.5 million and $0.4 million, respectively.  The impact of foreign currency transaction and translation activities on net loss for the three and six months ended September 30, 2015 were losses of $0.4 million and $1.0 million, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
On September 13, 2011, we commenced a series of legal actions in China against Sinovel. Our Chinese subsidiary, Suzhou AMSC Superconductor Co. Ltd., filed a claim for arbitration with the Beijing Arbitration Commission in accordance with the terms of our supply contracts with Sinovel. The case is captioned (2011) Jing Zhong An Zi No. 0963. On March 31, 2011, Sinovel refused to accept contracted shipments of 1.5 MW and 3 MW wind turbine core electrical components and spare parts that we were prepared to deliver. We allege that these actions constitute material breaches of our contracts because Sinovel did not give us notice that it intended to delay deliveries as required under the contracts. Moreover, we allege that Sinovel has refused to pay past due amounts for prior shipments of core electrical components and spare parts. We are seeking compensation for past product shipments and retention (including interest) in the amount of approximately RMB 485 million (approximately $73 million) due to Sinovel’s breaches of our contracts. We are also seeking specific performance of our existing contracts as well as reimbursement of all costs and reasonable expenses with respect to the arbitration. The value of the undelivered components under the existing contracts, including the deliveries refused by Sinovel in March 2011, amounts to approximately RMB 4.6 billion (approximately $690 million).
On October 8, 2011, Sinovel filed with the Beijing Arbitration Commission an application under the caption (2011) Jing Zhong An Zi No. 0963, for a counterclaim against us for breach of the same contracts under which we filed our original arbitration claim. Sinovel claims, among other things, that the goods supplied by us do not conform to the standards specified in the contracts and claims damages in the amount of approximately RMB 370 million (approximately $56 million). On October 17, 2011, Sinovel filed with the Beijing Arbitration Commission a request for change of counterclaim to increase its damage claim to approximately RMB 1 billion (approximately $150 million). On December 22, 2011, Sinovel filed with the Beijing Arbitration Commission an additional request for change of counterclaim to increase its damages claim to approximately RMB 1.2 billion (approximately $180 million). On February 27, 2012, Sinovel filed with the Beijing Arbitration Commission an application under the caption (2012) Jing Zhong An Zi No. 0157, against us for breach of the same contracts under which we filed our original arbitration claim. Sinovel claims, among other things, that the goods supplied by us do not conform to the standards specified in the contracts and claims damages in the amount of approximately RMB 105 million (approximately $16 million). We believe that Sinovel’s claims are without merit and we intend to defend these actions vigorously. Since the proceedings in this matter are still in the early technical review phase, we cannot reasonably estimate possible losses or range of losses at this time.
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
We submitted a civil action application to the Beijing Higher People’s Court against Sinovel and certain of its employees for trade secret infringement on September 13, 2011 under the caption (2011) Gao Min Chu Zi No. 4193. The application alleges the defendants’ unauthorized use of portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines as described above with respect to the Copyright Action. We are seeking monetary damages of approximately RMB 2.9 billion (approximately $435 million) for the trade secret infringement as well as reimbursement of all costs and reasonable expenses. The Beijing Higher People’s Court has accepted the case, which was necessary in order for the case to proceed. On December 22, 2011 the Beijing Higher People’s Court transferred the case to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Gao Min Chu Zi No. 4193. On June 7, 2012, we received an Acceptance Notice from the Beijing No.1 Intermediate People’s Court under the caption (2012) Yi Zhong Min Chu Zi No.6833. The Beijing No. 1 Intermediate Court held the first substantive hearing on May 11, 2015.  On June 15, 2015, we submitted a request for the withdrawal of our complaint to the Beijing No. 1 Intermediate Court.  On June 16, 2015, the Beijing No. 1 Intermediate Court granted our request.  We immediately filed a civil action application to the Beijing Intellectual Property Court against the same parties and seeking the same amount of monetary damages for trade secret infringement on June 16, 2015 under the caption (2015) Jin Zhi Min Chu Zi No. 1135.  On January 18, 2016, the Beijing Intellectual Property Court held its first substantive hearing on our trade secret infringement case.  At the hearing, the parties presented evidence, reviewed claims and answered questions from the court.  We are awaiting a decision from the Beijing Intellectual Property Court.
On September 16, 2011, we filed a civil copyright infringement complaint in the Hainan Province No. 1 Intermediate People’s Court against Dalian Guotong Electric Co. Ltd. (“Guotong”), a supplier of power converter products to Sinovel, and Huaneng Hainan Power, Inc. (“Huaneng”), a wind farm operator that has purchased Sinovel wind turbines containing Guotong power converter products. The case is captioned (2011) Hainan Yi Zhong Min Chu Zi No. 62. The application alleges that our PM1000 converters in certain Sinovel wind turbines have been replaced by converters produced by Guotong. Because the Guotong converters are being used in wind turbines containing our wind turbine control software, we believe that our copyrighted software is being infringed. We are seeking a cease and desist order with respect to the unauthorized use of our software, monetary damages of approximately RMB 1.2 million (approximately $0.2 million) for our economic losses (with respect to Guotong only) and reimbursement of all costs and reasonable expenses. The court has accepted the case, which was necessary in order for the case to proceed. In addition, upon the request of the defendant Huaneng, Sinovel has been added by the court to this case as a defendant and Huaneng has been released from this case. On November 18, 2014, the Hainan No. 1 Intermediate People’s Court held its first substantive hearing in the Hainan case.    At the hearing, the parties presented evidence, reviewed claims, and answered questions from the court.  On June 3, 2015, we received notification from the Hainan No. 1 Intermediate People’s Court that it dismissed the case for what it cited was a lack of evidence.  On June 18, 2015 we filed an appeal of the Hainan No. 1 Intermediate People’s Court decision to dismiss the case with the Hainan Higher People’s Court.  On August 20, 2015, the Hainan Higher People’s Court accepted the appeal under the caption (2015) QiongZhi Min Zhong Zi No. 6.  On November 26, 2015, the Hainan Higher People’s Court held its first substantive hearing on our appeal of the Hainan No. 1 Intermediate People’s Court’s dismissal of the case.  On August 17, 2016, we received notification from the Hainan Higher People’s Court that it dismissed the case for what it cited was a lack of evidence. We intend to file an appeal of the Hainan Higher People’s Court’s decision with China’s Supreme People’s Court. China’s Supreme People’s Court has discretion to decide whether to hear the appeal.

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

AMERICAN SUPERCONDUCTOR CORPORATION

Date:	November 2, 2016	By:	/s/David A. Henry
David A. Henry
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.1	2007 Stock Incentive Plan, as amended.	8-K	000- 19672	10.1	8/2/16

10.2	Amended and Restated 2007 Director Stock Plan.	8-K	000- 19672	10.2	8/2/16

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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
Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet as of September 30, 2016 and March 31, 2016 (ii) Condensed Statements of Operations and Income for the three and six months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended September 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements.