Form 10-Q
period 2016-12-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2017-02-06
CIK 880807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: December 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Shares outstanding of the Registrant’s common stock:

Common Stock, par value $0.01 per share	14,219,985
Class	Outstanding as of February 2, 2017

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2016	March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$25,063	$39,330
Accounts receivable, net	15,863	19,264
Inventory	19,442	18,512
Prepaid expenses and other current assets	3,097	5,778
Restricted cash	795	457
Total current assets	64,260	83,341

Property, plant and equipment, net	45,114	49,778
Intangibles, net	436	854
Restricted cash	140	934
Deferred tax assets	115	96
Other assets	176	315
Total assets	$110,241	$135,318

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$18,354	$23,156
Note payable, current portion, net of discount of $47 as of December 31, 2016 and $42 as of March 31, 2016	1,453	2,624
Derivative liabilities	2,560	3,227
Deferred revenue	15,997	12,000
Total current liabilities	38,364	41,007

Note payable, net of discount of $133 as of March 31, 2016	—	1,367
Deferred revenue	7,974	9,269
Deferred tax liabilities	63	63
Other liabilities	47	63
Total liabilities	46,448	51,769

Commitments and contingencies (Note 12)

Stockholders' equity:
Common stock	143	141
Additional paid-in capital	1,014,365	1,011,813
Treasury stock	(1,371)	(881)
Accumulated other comprehensive (loss) income	(712)	660
Accumulated deficit	(948,632)	(928,184)
Total stockholders' equity	63,793	83,549
Total liabilities and stockholders' equity	$110,241	$135,318

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three months ended December 31,		Nine months ended December 31,
	2016	2015	2016	2015
Revenues	$27,148	$25,772	$59,000	$68,499

Cost of revenues	22,107	19,263	50,992	55,758

Gross profit	5,041	6,509	8,008	12,741

Operating expenses:
Research and development	2,985	2,759	8,804	8,924
Selling, general and administrative	6,077	7,023	19,640	21,331
Impairment loss	—	—	—	779
Amortization of acquisition related intangibles	39	39	118	118
Total operating expenses	9,101	9,821	28,562	31,152

Operating loss	(4,060)	(3,312)	(20,554)	(18,411)

Change in fair value of derivatives and warrants	101	(1,092)	667	409
Gain on sale of minority interest	325	2,511	325	2,511
Interest expense, net	(89)	(238)	(331)	(841)
Other income (expense), net	873	(20)	481	(1,189)
Loss before income tax expense	(2,850)	(2,151)	(19,412)	(17,521)

Income tax (benefit) expense	(82)	806	1,036	2,256

Net loss	$(2,768)	$(2,957)	$(20,448)	$(19,777)

Net loss per common share
Basic	$(0.20)	$(0.22)	$(1.49)	$(1.52)
Diluted	$(0.20)	$(0.22)	$(1.49)	$(1.52)

Weighted average number of common shares outstanding
Basic	13,792	13,539	13,746	13,052
Diluted	13,792	13,539	13,746	13,052

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three months ended December 31,		Nine months ended December 31,
	2016	2015	2016	2015
Net loss	$(2,768)	$(2,957)	$(20,448)	$(19,777)
Other comprehensive loss, net of tax:
Foreign currency translation losses	(831)	(436)	(1,372)	(117)
Total other comprehensive loss, net of tax	(831)	(436)	(1,372)	(117)
Comprehensive loss	$(3,599)	$(3,393)	$(21,820)	$(19,894)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended December 31,
	2016	2015
Cash flows from operating activities:

Net loss	$(20,448)	$(19,777)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	5,606	6,050
Stock-based compensation expense	2,266	2,542
Impairment loss	—	746
Provision for excess and obsolete inventory	1,074	1,835
Write-off prepaid taxes	—	289
Gain from sale of minority interest investments	(325)	(2,155)
Change in fair value of derivatives and warrants	(667)	(409)
Non-cash interest expense	127	290
Other non-cash items	(937)	694
Changes in operating asset and liability accounts:
Accounts receivable	3,213	(7,156)
Inventory	(2,294)	3,288
Prepaid expenses and other current assets	2,283	5,800
Accounts payable and accrued expenses	(4,031)	(34)
Deferred revenue	3,598	198
Net cash used in operating activities	(10,535)	(7,799)

Cash flows from investing activities:
Purchase of property, plant and equipment	(557)	(788)
Proceeds from the sale of property, plant and equipment	15	30
Change in restricted cash	457	2,832
Proceeds from the sale of minority interest	325	2,511
Change in other assets	117	271
Net cash provided by investing activities	357	4,856

Cash flows from financing activities:
Employee taxes paid related to net settlement of equity awards	(490)	(110)
Repayment of debt	(3,167)	(3,000)
Proceeds from public equity offering, net	—	22,282
Proceeds from exercise of employee stock options and ESPP	—	30
Net cash (used in)/provided by financing activities	(3,657)	19,202

Effect of exchange rate changes on cash and cash equivalents	(432)	(312)

Net (decrease)/increase in cash and cash equivalents	(14,267)	15,947
Cash and cash equivalents at beginning of year	39,330	20,490
Cash and cash equivalents at end of year	$25,063	$36,437

Supplemental schedule of cash flow information:
Cash paid for income taxes, net of refunds	$920	$1,120
Issuance of common stock to settle liabilities	289	286
Cash paid for interest	238	574

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
These unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with United States generally accepted accounting principles (“GAAP”) and the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. The going concern basis of presentation assumes that the Company will continue operations and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those instructions. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended December 31, 2016 and 2015 and the financial position at December 31, 2016.
Liquidity
The Company has experienced recurring operating losses and as of December 31, 2016, the Company had an accumulated deficit of $948.6 million. In addition, the Company has experienced recurring negative operating cash flows.  At December 31, 2016, the Company had cash and cash equivalents of $25.1 million. Cash used in operations for the nine months ended December 31, 2016 was $10.5 million.
From April 1, 2011 through the date of this filing, the Company has reduced its global workforce substantially.  The Company has taken actions to consolidate certain business operations to reduce facility costs.  As of December 31, 2016, the Company had a global workforce of 366 persons.  The Company plans to closely monitor its expenses and, if required, expects to further reduce operating costs and capital spending to enhance liquidity.
Over the last several years, the Company has entered into several debt and equity financing arrangements in order to enhance liquidity.  Since April 1, 2012, the Company has generated aggregate cash flows from financing activities of $67.3 million.  This amount includes proceeds from an April 2015 equity offering, which generated net proceeds of approximately $22.3 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.  See Note 9, “Debt”, and Note 11 “Stockholders Equity” for further discussion of these financing arrangements. The Company believes that it is in compliance with the covenants and restrictions included in the agreements governing its debt arrangements as of December 31, 2016.

In December 2015, the Company entered into a set of strategic agreements valued at approximately $210.0 million with Inox Wind Ltd. (“Inox”), which includes a multi-year supply contract pursuant to which the Company will supply electric control systems to Inox and a license agreement allowing Inox to manufacture a limited number of electrical control systems over the following three to four years. After this initial three to four year period, Inox agreed that the Company will continue as Inox’s preferred supplier and Inox will be required to purchase from the Company a majority of its electric control systems requirements for an additional three-year period. These agreements are expected to provide a foundation for the business as the Company pursues its longer-term objectives.
On March 11, 2016, the Company sold 100% of its minority share investment in Tres Amigas LLC ("Tres Amigas") to an investor for $0.6 million. The Company received $0.3 million according to the terms of the purchase agreement upon closing, which was recorded as a gain during the three months ended March 31, 2016. The final $0.3 million was received and recorded as a gain during the third quarter of fiscal 2016. See Note 13, “Minority Investments”, for further information about such investment.

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

2. Stock-Based Compensation
The Company accounts for its stock-based compensation at fair value. The following table summarizes stock-based compensation expense by financial statement line item for the three and nine months ended December 31, 2016 and 2015 (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2016	2015	2016	2015
Cost of revenues	$40	$55	$139	$213
Research and development	61	89	153	373
Selling, general and administrative	512	564	1,974	1,956
Total	$613	$708	$2,266	$2,542
The Company granted 9,703 stock options and 161,000 restricted stock awards during the nine months ended December 31, 2016, and 420,189 restricted stock awards during the nine months ended December 31, 2015.  These awards generally vest over 2-3 years.  Awards for restricted stock include both time-based and performance-based awards.  For options and awards that vest upon the passage of time, expense is being recorded over the vesting period.  Performance-based awards are expensed over the requisite service period based on probability of achievement.
The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. The total unrecognized compensation cost for unvested outstanding stock options was $0.5 million at December 31, 2016. This expense will be recognized over a weighted average expense period of approximately 2.2 years. The total unrecognized compensation cost for unvested outstanding restricted stock was $2.3 million at December 31, 2016. This expense will be recognized over a weighted-average expense period of approximately 1.6 years.
The stock options granted during the nine months ended December 31, 2016 will vest over 2 years. The weighted average assumptions used in the Black Scholes valuation model for stock options granted during the nine months ended December 31, 2016 are as follows:

	Nine months ended December 31,
	2016	2015
Expected volatility	67.6%	N/A
Risk-free interest rate	1.3%	N/A
Expected life (years)	5.7	N/A
Dividend yield	None	N/A
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

3. Computation of Net Loss per Common Share
Basic net loss per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Where applicable, diluted EPS is computed by dividing the net loss by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. For each of the three and nine months ended December 31, 2016 and 2015, 1.6 million shares were not included in the calculation of diluted EPS as they were considered anti-dilutive, of which 0.4 million relate to outstanding stock options, and 1.2 million relate to outstanding warrants, respectively.
The following table reconciles the numerators and denominators of the earnings per share calculation for the three and nine months ended December 31, 2016 and 2015 (in thousands, except per share data):

	Three months ended December 31,		Nine months ended December 31,
	2016	2015	2016	2015
Numerator:
Net loss	$(2,768)	$(2,957)	$(20,448)	$(19,777)
Denominator:
Weighted-average shares of common stock outstanding	14,203	14,010	14,175	13,181
Weighted-average shares subject to repurchase	(411)	(471)	(429)	(129)
Shares used in per-share calculation ― basic	13,792	13,539	13,746	13,052
Shares used in per-share calculation ― diluted	13,792	13,539	13,746	13,052
Net loss per share ― basic	$(0.20)	$(0.22)	$(1.49)	$(1.52)
Net loss per share ― diluted	$(0.20)	$(0.22)	$(1.49)	$(1.52)

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

The Company provides a gross presentation of activity within Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements.  A change in the hierarchy of an investment from its current level is reflected in the period during which the pricing methodology of such investment changes.  Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 is made in the event that the related security is significant to total cash and investments.  The Company did not have any transfers of assets and liabilities from Level 1 and Level 2 to Level 3 of the fair value measurement hierarchy during the three and nine months ended December 31, 2016.
A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The following table provides the assets and liabilities carried at fair value on a recurring basis, measured as of December 31, 2016 and March 31, 2016 (in thousands):

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016:
Assets:
Cash equivalents	$14,088	$14,088	$—	$—
Derivative liabilities:
Warrants	$2,560	$—	$—	$2,560

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016:
Assets:
Cash equivalents	$16,040	$16,040	$—	$—
Derivative liabilities:
Warrants	$3,227	$—	$—	$3,227
The table below reflects the activity for the Company’s major classes of liabilities measured at fair value on a recurring basis (in thousands):

Warrants
April 1, 2016	$3,227
Mark to market adjustment	(667)
Balance at December 31, 2016	$2,560

Warrants
April 1, 2015	$2,999
Mark to market adjustment	228
Balance at March 31, 2016	$3,227
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

5. Accounts Receivable
Accounts receivable at December 31, 2016 and March 31, 2016 consisted of the following (in thousands):

	December 31, 2016	March 31, 2016
Accounts receivable (billed)	$15,329	$18,089
Accounts receivable (unbilled)	588	1,229
Less: Allowance for doubtful accounts	(54)	(54)
Accounts receivable, net	$15,863	$19,264

6. Inventory

Inventory at December 31, 2016 and March 31, 2016 consisted of the following (in thousands):

	December 31, 2016	March 31, 2016
Raw materials	$8,433	$9,665
Work-in-process	1,278	3,411
Finished goods	5,433	3,215
Deferred program costs	4,298	2,221
Net inventory	$19,442	$18,512
The Company recorded inventory write-downs of $0.4 million and $1.0 million for each of the three months ended December 31, 2016 and 2015, respectively.  The Company recorded inventory write-downs of $1.1 million and $1.8 million for each of the nine months ended December 31, 2016, and 2015, respectively. These write downs were based on evaluating its inventory on hand for excess quantities and obsolescence.
Deferred program costs as of December 31, 2016 and March 31, 2016 primarily represent costs incurred on programs accounted for under contract accounting where the Company needs to complete development milestones before revenue and costs will be recognized.

7. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses at December 31, 2016 and March 31, 2016 consisted of the following (in thousands):

	December 31, 2016	March 31, 2016
Accounts payable	$6,593	$5,837
Accrued inventories in-transit	1,259	1,908
Accrued other miscellaneous expenses	1,616	3,003
Accrued compensation	5,074	7,526
Income taxes payable	1,135	1,281
Accrued warranty	2,677	3,601
Total	$18,354	$23,156
The Company generally provides a one to three year warranty on its products, commencing upon installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.
Product warranty activity was as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2016	2015	2016	2015
Balance at beginning of period	$2,694	$3,273	$3,601	$3,934
Change in accruals for warranties during the period	591	595	1,009	1,018
Settlements during the period	(608)	(758)	(1,933)	(1,842)
Balance at end of period	$2,677	$3,110	$2,677	$3,110

8. Income Taxes
The Company recorded an income tax benefit of $0.1 million and income tax expense of $1.0 million in the three and nine months ended December 31, 2016, respectively, and income tax expense of $0.8 million and $2.3 million in the three and nine months ended December 31, 2015, respectively.  Income tax (benefit) expense was primarily due to dividend withholding taxes and income taxes in the Company’s foreign jurisdictions.

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.  The Company re-evaluates these uncertain tax positions on a quarterly basis.  The evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity.  Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.  The Company did not identify any uncertain tax positions in the nine months ended December 31, 2016 and did not have any gross unrecognized tax benefits as of March 31, 2016.

9. Debt
Senior Secured Term Loans
On November 15, 2013, the Company amended its existing Loan and Security Agreement with Hercules and entered into a new term loan (the “Term Loan B”), borrowing $10.0 million. After closing fees and expenses, the net proceeds to the Company for the Term Loan B were $9.8 million.  The Term Loan B bears an interest rate of 11% plus the percentage, if any, by which the prime rate as reported by the Wall Street Journal exceeds 3.75%.  The Company repaid the Term Loan B in equal monthly installments ending on November 1, 2016, when the loan was repaid in full.  The Company paid an end of term fee of $0.5 million upon the maturity of the Term Loan B, which had been accrued at inception of the loan with a corresponding amount recorded into the debt discount. In addition, the Company incurred $0.2 million of legal and origination costs at inception of the loan, which have been recorded as a debt discount.
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

Under Term Loan B, the total debt discount including the Hercules Warrant, end of term fee and legal and origination costs of $1.0 million was amortized into interest expense over the term of the Term Loan B using the effective interest method. During both the three and nine months ended December 31, 2016, the Company recorded non-cash interest expense for amortization of the debt discount related to the Term Loan B of less than $0.1 million. During both the three and nine months ended December 31, 2015, the Company recorded non-cash interest expense for amortization of the debt discount related to the Term Loan B of $0.2 million Under Term Loan C, the total debt discount, including the Hercules Warrant, end of term fee and legal and origination costs of $0.3 million is being amortized into interest expense over the term of the Term Loan C using the effective interest method. During both the three and nine months ended December 31, 2016 and 2015, the Company recorded non-cash interest expense for amortization of the debt discount related to the Term Loan C of less than $0.1 million.
The Term Loans are secured by substantially all of the Company’s existing and future assets, including a mortgage on real property owned by the Company’s wholly-owned subsidiary, ASC Devens LLC, and located at 64 Jackson Road, Devens, Massachusetts.  The Term Loans contain certain covenants that restrict the Company’s ability to, among other things, incur or assume certain debt, merge or consolidate, materially change the nature of the Company’s business, make certain investments, acquire or dispose of certain assets, make guarantees or grant liens on its assets, make certain loans, advances or investments, declare dividends or make distributions or enter into transactions with affiliates. In addition, there is a covenant that requires the Company to maintain a minimum unrestricted cash balance (the “Minimum Threshold”) in the United States.  As a result of the Company’s April 2015 equity offering, the Minimum Threshold was reduced to the lesser of $2.0 million or the aggregate outstanding principal balance of the Term Loans.  As of December 31, 2016, the Minimum Threshold was $1.5 million.  The events of default under the Term Loans include, but are not limited to, failure to pay amounts due, breaches of covenants, bankruptcy events, cross defaults under other material indebtedness and the occurrence of a material adverse effect and/or change in control. In the case of a continuing event of default, Hercules may, among other remedies, declare due all unpaid principal amounts outstanding and any accrued but unpaid interest and foreclose on all collateral granted to Hercules as security under the Term Loans.

Interest expense on the Term Loans for the three months ended December 31, 2016 and 2015, was $0.1 million and $0.2 million, respectively, each of which included less than $0.1 million of non-cash interest expense related to the amortization of the debt discount on the respective Term Loans. Interest expense on the Term Loans for the nine months ended December 31, 2016 and 2015, was $0.3 million and $0.8 million, respectively, each of which included $0.1 million and $0.3 million, respectively, of non-cash interest expense related to the amortization of the debt discount on the respective Term Loans
Although the Company believes that it is in compliance with the covenants and restrictions under the Term Loans as of December 31, 2016, there can be no assurance that the Company will continue to be in compliance.

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
Following is a summary of the key assumptions used to calculate the fair value of the Exchanged Warrant:

Fiscal Year 16	December 31, 2016	September 30, 2016	June 30, 2016
Risk-free interest rate	0.56%	0.59%	0.48%
Expected annual dividend yield	—	—	—
Expected volatility	58.04%	70.50%	76.30%
Term (years)	0.76	1.01	1.26
Fair value	$0.1 million	$0.2 million	$0.4 million

Fiscal Year 15	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Risk-free interest rate	0.66%	0.96%	0.64%	0.74%	0.73%
Expected annual dividend yield	—	—	—	—	—
Expected volatility	76.76%	76.68%	73.39%	71.61%	70.42%
Term (years)	1.51	1.76	2.01	2.26	2.51
Fair value	$0.4 million	$0.3 million	$0.1 million	$0.2 million	$0.3 million
The Company recorded a net gain of $0.1 million and a net loss of $0.2 million, resulting from the changes in the fair value of the Exchanged Warrant during the three months ended December 31, 2016 and 2015, respectively. The Company recorded a net gain of $0.3 million resulting from the decrease in the fair value of the Exchanged Warrant during the nine months ended December 31, 2016 and no change resulting from any changes in the fair value of the Exchanged Warrant during the nine months ended December 31, 2015.
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
Following is a summary of the key assumptions used to calculate the fair value of the Hercules Warrant:

Fiscal Year 16	December 31, 2016	September 30, 2016	June 30, 2016
Risk-free interest rate	1.57%	0.97%	0.86%
Expected annual dividend yield	—	—	—
Expected volatility	67.28%	67.98%	68.34%
Term (years)	3.50	3.75	4.00
Fair value	$0.2 million	$0.2 million	$0.3 million

Fiscal Year 15	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Risk-free interest rate	1.08%	1.65%	1.31%	1.63%	1.41%
Expected annual dividend yield	—	—	—	—	—
Expected volatility	70.25%	73.57%	75.32%	72.57%	74.60%
Term (years)	4.25	4.50	4.75	5.00	5.25
Fair value	$0.2 million	$0.2 million	$0.1 million	$0.2 million	$0.2 million
The Company recorded no change in fair value of derivatives and warrants during the three months ended December 31, 2016 and a net loss, resulting from an increase in the fair value of the Hercules Warrant of less than $0.1 million during the three months ended December 31, 2015. The Company recorded net gains of less than $0.1 million in the fair value of the Hercules Warrant during each of the nine months ended December 31, 2016 and 2015.
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
Following is a summary of the key assumptions used to calculate the fair value of the November 2014 Warrant:

Fiscal Year 16	December 31, 2016	September 30, 2016	June 30, 2016
Risk-free interest rate	1.43%	0.93%	0.77%
Expected annual dividend yield	—	—	—
Expected volatility	69.31%	68.96%	70.01%
Term (years)	2.87	3.12	3.37
Fair value	$2.3 million	$2.3 million	$3.2 million

Fiscal Year 15	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Risk-free interest rate	0.98%	1.51%	1.17%	1.44%	1.28%
Expected annual dividend yield	—	—	—	—	—
Expected volatility	69.88%	70.02%	73.02%	74.18%	75.96%
Term (years)	3.62	3.87	4.12	4.37	4.62
Fair value	$2.6 million	$2.1 million	$1.3 million	$1.8 million	$2.5 million
The Company recorded no change resulting from any changes in the fair value of the November 2014 Warrant in the three months ended December 31, 2016 and a net loss, resulting from an increase in the fair value of the November 2014 Warrant of $0.8 million in the three months ended December 31, 2015. The Company recorded net gains, resulting from a decrease in the fair value of the November 2014 Warrant of $0.3 million and $0.4 million during the nine months ended December 31, 2016 and 2015, respectively.
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
As of December 31, 2016, the Company had $0.8 million of restricted cash included in current assets and $0.1 million of restricted cash included in long-term assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts. These deposits are held in interest bearing accounts.

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
On March 11, 2016, the Company sold 100% of its minority share investment in Tres Amigas to an investor for $0.6 million. The Company received $0.3 million according to the terms of the purchase agreement upon closing, which was recorded as a gain during the three months ended March 31, 2016. The final $0.3 million was received and recorded as a gain during the third quarter of fiscal 2016.

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
The operating results for the two business segments are as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2016	2015	2016	2015
Revenues:
Wind	$18,248	$17,229	$36,822	$48,976
Grid	8,900	8,543	22,178	19,523
Total	$27,148	$25,772	$59,000	$68,499

	Three months ended December 31,		Nine months ended December 31,
	2016	2015	2016	2015
Operating (loss) profit:
Wind	$1,044	$(263)	$(3,220)	$(2,127)
Grid	(4,491)	(2,342)	(15,068)	(12,963)
Unallocated corporate expenses	(613)	(707)	(2,266)	(3,321)
Total	$(4,060)	$(3,312)	$(20,554)	$(18,411)
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
Unallocated corporate expenses primarily consist of stock-based compensation expense of $0.6 million and $0.7 million in the three months ended December 31, 2016 and 2015, respectively, and stock-based compensation expense of $2.3 million and $2.5 million in the nine months ended December 31, 2016 and 2015, respectively. Additionally, unallocated corporate expenses include an impairment charge of $0.7 million for the nine months ended December 31, 2015.
Total assets for the two business segments as of December 31, 2016 and March 31, 2016 are as follows (in thousands):

	December 31, 2016	March 31, 2016
Wind	$26,075	$34,389
Grid	34,869	36,255
Corporate assets	49,297	64,674
Total	$110,241	$135,318
The following table sets forth customers who represented 10% or more of the Company’s total revenues for the three and nine months ended December 31, 2016 and 2015:

	Three months ended December 31,		Nine months ended December 31,
	2016	2015	2016	2015
INOX Wind Limited	66%	64%	58%	58%
Hidalgo Wind Farm LLC	17%	—%	<10%	—%
Fuji Bridex Pte Ltd	<10%	18%	<10%	<10%

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
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The new standard explicitly requires the assessment at interim and annual periods, and provides management with its own disclosure guidance. This ASU is effective for annual reporting periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The Company expects to adopt ASU 2014-15 effective March 31, 2017 and is currently evaluating the impact, if any, the adoption of ASU 2014-15 may have on its current practices.
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
In July 2015, the FASB issued ASU 2015-11 Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in ASU 2015-11 clarify the proper way to identify market value in the use of lower of cost or market value valuation method. As market value could be determined multiple ways under prior standards, it will now be considered as net realizable value. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. The Company expects to adopt ASU 2015-11 effective March 31, 2017 and is currently evaluating the impact, if any, the adoption of ASU 2015-11 may have on its current practices.
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
In March 2016, the FASB issued ASU 2016-09 Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 will simplify several aspects of the accounting for share-based payment transactions, including tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods.  The Company expects to adopt ASU 2016-09 effective March 31, 2017 and is currently evaluating the impact, if any, the adoption of ASU 2016-09 may have on its current practices.
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
In October 2016, the FASB issued ASU 2016-16—Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The amendments in ASU 2016-16 will improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that year.  The Company is currently evaluating the impact, if any, the adoption of ASU 2016-16 may have on its current practices.

In November 2016, the FASB issued ASU 2016-18—Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in ASU 2016-18 will explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that year.  The Company is currently evaluating the impact, if any, the adoption of ASU 2016-18 may have on its current practices.
In December 2016, the FASB issued ASU 2016-19—Technical Corrections and Improvements. The amendments in ASU 2016-19 will improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that year.  The Company is currently evaluating the impact, if any, the adoption of ASU 2016-19 may have on its current practices.
In December 2016, the FASB issued ASU 2016-20—Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in ASU 2016-20 will clarify the codification and correct unintended application of guidance. These items generally are not expected to have a significant effect on current accounting practice or create a significant administrative cost for most entities. The ASU is effective for annual reporting periods beginning after December 15, 2017.  The Company is currently evaluating the impact the adoption of ASU 2014-09 may have on its current practices.

16. Subsequent Events
On January 27, 2017, the Company entered into an At Market Issuance Sales Agreement ("ATM") with FBR Capital Markets & Co ("FBR") under which the Company may, at its discretion, sell up to $10.0 million of its shares of common stock through FBR. FBR has agreed to use its commercially reasonable efforts to sell the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). Sales under the ATM, if any, would be made pursuant to the prospectus supplement dated January 27, 2017, which supplements the prospectus dated October 1, 2014, included in the shelf registration statement that AMSC filed with the Securities and Exchange Commission (“SEC”) on September 19, 2014.
As of the time of filing this Quarterly Report on Form 10-Q with the SEC, and has determined that there are no other such events to report.

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
We have experienced recurring operating losses and as of December 31, 2016, had an accumulated deficit of $948.6 million. In addition, we have experienced recurring negative operating cash flows. At December 31, 2016, we had cash and cash equivalents of $25.1 million. Cash used in operations for the nine months ended December 31, 2016 was $10.5 million.  We expect to use less cash for operations in the second half of the fiscal year ending March 31, 2017 compared to the first half. On January 27, 2017, we entered into an At Market Issuance Sales Agreement ("ATM"), under which we may sell, at our discretion, up to $10.0 million of shares of our common stock. See "Liquidity and Capital Resources" below for additional discussion.
Over the last several years, we have entered into several debt and equity financing arrangements in order to enhance liquidity.  Since April 1, 2012, we generated aggregate cash flows from financing activities of $67.3 million.  This amount includes proceeds from our April 2015 equity offering, which generated net proceeds of approximately $22.3 million, after deducting underwriting discounts, commissions and offering expenses.  See Note 9, “Debt”, and Note 11 “Stockholders Equity” for further discussion of these financing arrangements. We believe that we are in compliance with the covenants and restrictions included in the agreements governing our debt arrangements as of December 31, 2016.
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
Our cash requirements depend on numerous factors, including the successful completion of our product development activities, our ability to commercialize our Resilient Electric Grid ("REG") and ship protection system solutions, rate of customer and market adoption of our products, collecting receivables according to established terms, and the continued availability of U.S. government funding during the product development phase of our Superconductors based products. In December 2015, we entered into a set of strategic agreements valued at approximately $210.0 million with Inox Wind Limited ("Inox"), which includes a multi-year supply contract pursuant to which we will supply electric control systems to Inox and a license agreement allowing Inox to manufacture a limited number of electrical control systems over the following three to four years. After this initial three to four year period, Inox agreed that we will continue as Inox’s preferred supplier and Inox will be required to purchase from us a majority of its electric control systems requirements for an additional three-year period. These agreements are expected to provide a foundation for the business as we pursue our longer-term objectives. Significant deviations to our business plan with regard to these factors and events, including any prolonged disruption in our revenues with our largest customers, which are important drivers to our business, could have a material adverse effect on our operating performance, financial condition, and future business prospects. We expect to pursue the expansion of our operations through internal growth, diversification of our customer base, and potential strategic alliances. See “Liquidity and Capital Resources” below for additional discussion.
On March 11, 2016, we sold 100% of our minority investment in Tres Amigas to an investor for $0.6 million. We received $0.3 million according to the terms of the purchase agreement upon closing, which was recorded as a gain during the three months ended March 31, 2016. The final $0.3 million was received and recorded as a gain during the third quarter of fiscal 2016. See Note 13, “Minority Investments”, for further information about such investment.
Critical Accounting Policies and Estimates
The preparation of the unaudited condensed consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. During the nine months ended December 31, 2016 there were no significant changes in the critical accounting policies that were disclosed in our Form 10-K for fiscal 2015, which ended on March 31, 2016.

Results of Operations
Three and nine months ended December 31, 2016 compared to the three and nine months ended December 31, 2015
Revenues
Total revenues increased 5% and decreased 14% to $27.1 million and $59.0 million for the three and nine months ended December 31, 2016, respectively, compared to $25.8 million and $68.5 million for the three and nine months ended December 31, 2015, respectively.  Our revenues are summarized as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2016	2015	2016	2015
Revenues:
Wind	$18,248	$17,229	$36,822	$48,976
Grid	8,900	8,543	22,178	19,523
Total	$27,148	$25,772	$59,000	$68,499
Our Wind business unit accounted for 67% and 62% of total revenues for the three and nine months ended December 31, 2016, respectively, compared to 67% and 71% for the three and nine months ended December 31, 2015, respectively. Revenues in the Wind business unit increased 6% and decreased 25% to $18.2 million and $36.8 million in the three and nine months ended December 31, 2016, respectively, from $17.2 million and $49.0 million in the three and nine months ended December 31, 2015, respectively. Wind business unit revenues in the three months ended December 31, 2016 compared to the three months ended December 31, 2015 increased slightly due primarily to higher revenue from Inox in India. Wind business unit revenues in the nine months ended December 31, 2016 as compared to the nine months ended December 31, 2015 decreased primarily due to a lower volume of sales to Inox in India particularly in the first half of fiscal 2016, lower royalty revenues, and lower sales of spare parts.
Our Grid business unit accounted for 33% and 38% of total revenues for the three and nine months ended December 31, 2016, respectively, compared to 33% and 29% for the three and nine months ended December 31, 2015, respectively. Our Grid business unit revenues increased 4% and 14% to $8.9 million and $22.2 million in the three and nine months ended December 31, 2016, respectively, from $8.5 million and $19.5 million in the three and nine months ended December 31, 2015, respectively. Grid business unit revenues in the three months ended December 31, 2016 increased primarily due to revenue from the Joint Development Agreement with BASF. Grid business unit revenues in the nine months ended December 31, 2016 increased primarily due to higher revenues from the Joint Development Agreement with BASF and higher revenues from a project with the U.S. Navy.
Revenues from Project HYDRA and Project REG represented 3% and 9% of our Grid business unit’s revenue for the three and nine months ended December 31, 2016 and 6% and 7% for the three and nine months ended December 31, 2015, respectively. Our revenues for these projects are derived by funding from the Department of Homeland Security (“DHS”). Project HYDRA is a project with Consolidated Edison, Inc. (“ConEd”) to demonstrate our REG product in ConEd’s electric grid. Project REG is a project with Commonwealth Edison, Inc. (“ComEd”) to permanently install our REG product in ComEd’s electric grid. This fault current limiting cable system is designed to utilize customized Amperium® HTS wire, and ancillary controls to deliver more power through the grid while also being able to suppress power surges that can disrupt service. DHS has committed 100% of the total expected funding of $29.0 million for Project HYDRA. Under Project REG, DHS is expected to invest up to $60.0 million to enable the deployment of the REG system in Chicago’s electric grid. We have substantially completed the first phase of the project which among other things, has resulted in the creation of a detailed deployment plan. In the fiscal year ended March 31, 2015, DHS committed funding of $1.5 million for this phase of the project. During the fiscal year ended March 31, 2016, DHS committed funding of an additional $3.7 million, for a total of $5.2 million. This additional funding serves as a bridge between the detailed deployment plan and construction phases of the project. The period of performance to complete the engineering work extends through May 31, 2017. The final phase of the project involves the delivery of the REG system and the associated construction and deployment of the system in ComEd’s grid. We will not begin this phase of the project until all parties agree to proceed. There can be no assurance that all parties will agree to proceed with the project.
The following table sets forth customers who represented 10% or more of our total revenues for the three and nine months ended December 31, 2016 and 2015:

	Three months ended December 31,		Nine months ended December 31,
	2016	2015	2016	2015
INOX Wind Limited	66%	64%	58%	58%
Hidalgo Wind Farm LLC	17%	—%	<10%	—%
Fuji Bridex Pte Ltd	<10%	18%	<10%	<10%
Cost of Revenues and Gross Margin
Cost of revenues increased by 15% and decreased by 9% to $22.1 million and $51.0 million for the three and nine months ended December 31, 2016, respectively, compared to $19.3 million and $55.8 million for the three and nine months ended December 31, 2015, respectively. Gross margin was 18.6% and 13.6% for the three and nine months ended December 31, 2016, respectively, compared to 25.3% and 18.6% for the three and nine months ended December 31, 2015, respectively. The decrease in the gross margin for the three months ended December 31, 2016 was due primarily to higher utilization of zero cost-basis inventory in the prior year period. The decreases in gross margin in the nine months ended December 31, 2016 were primarily due to higher utilization of the zero cost-basis inventory in the prior year period, and lower revenues, particularly royalty revenue in the nine months ended December 31, 2016, which generates 100% gross margin.
Operating Expenses
Research and development
R&D expenses increased by 8% and decreased by 1% to $3.0 million and $8.8 million for the three and nine months ended December 31, 2016, respectively, from $2.8 million and $8.9 million for the three and nine months ended December 31, 2015, respectively.  The increase in the three months ended December 31, 2016 compared to the three months ended December 31, 2015 is primarily due to increased supplies and materials consumed in the current-year period on new product development in our Grid segment. The decrease in the nine months ended December 31, 2016 compared to the nine months ended December 31, 2015 is primarily the result of lower overall compensation costs, partially offset by increased supplies and materials consumed, specifically in the three month period, on new product development in our Grid segment.
Selling, general, and administrative
SG&A expenses decreased by 13% and 8% to $6.1 million and $19.6 million in the three and nine months ended December 31, 2016, respectively, from $7.0 million and $21.3 million in the three and nine months ended December 31, 2015, respectively. The decrease in SG&A expenses in the three months ended December 31, 2016 was due primarily to reduced compensation and legal costs, as well as decreased license fees. The decreased SG&A expense in the nine months ended December 31, 2016 compared to the nine months ended December 31, 2015 was due primarily to lower compensation, legal and depreciation expenses, as well as a recovery of bad debt.
Impairment of minority interest investment
We recorded an impairment charge of $0.7 million in the nine months ended December 31, 2015, to fully impair our investment in Tres Amigas as our investment was no longer deemed recoverable.
Amortization of acquisition related intangibles
We recorded amortization expense related to our core technology and know-how, trade names and trademark intangible assets of less than $0.1 million in each of the three and nine months ended December 31, 2016 and 2015.
Operating loss
Our operating loss is summarized as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2016	2015	2016	2015
Operating (loss) profit:
Wind	$1,044	$(263)	$(3,220)	$(2,127)
Grid	(4,491)	(2,342)	(15,068)	(12,963)
Unallocated corporate expenses	(613)	(707)	(2,266)	(3,321)
Total	$(4,060)	$(3,312)	$(20,554)	$(18,411)
Our Wind segment generated an operating profit of $1.0 million and operating loss of $3.2 million in the three and nine months ended December 31, 2016, respectively, compared to losses of $0.3 million and $2.1 million in the three and nine months ended December 31, 2015, respectively. The increase in the Wind business unit operating profit in the three months ended December 31, 2016 as compared to the three months ended December 31, 2015 was due primarily to costs arising from the transitioning of manufacturing from China to Romania in the prior fiscal year. The increase in Wind business unit operating loss in the nine months ended December 31, 2016 as compared to the nine months ended December 31, 2015 was due primarily to lower revenues in the current year period and higher utilization of zero cost-basis inventory in the prior year period as previously discussed.
The operating loss in our Grid segment increased to $4.5 million in the three months ended December 31, 2016 from $2.3 million in the three months ended December 31, 2015, due primarily to lower gross margin. The operating loss in our Grid segment was $15.1 million and $13.0 million in the nine months ended December 31, 2016 and 2015, respectively, as higher engineering and sales and marketing expenses in the current year period was partially offset by higher revenue and gross margin in the current year period.
Unallocated corporate expenses primarily include stock-based compensation expense of $0.6 million and $2.3 million for the three and nine months ended December 31, 2016, respectively, and $0.7 million and $2.5 million for the three and nine months ended December 31, 2015, respectively, and an impairment charge of $0.7 million, for the nine months ended December 31, 2015.
Change in fair value of derivatives and warrants
The change in fair value of derivatives and warrants resulted in gains of $0.1 million and $0.7 million in the three and nine months ended December 31, 2016, respectively, compared to a loss of $1.1 million and gain of $0.4 million in the three and nine months ended December 31, 2015, respectively. The changes in the fair value were primarily driven by changes in stock price, which is a key valuation metric.
Gain on sale of minority interest
We recorded a gain on sale of minority interest of $0.3 million in each of the three and nine months ended December 31, 2016, related to the receipt of the final payment for the sale of our investment in Tres Amigas. We recorded a gain on sale of minority interest of $2.5 million in each of the three and nine months ended December 31, 2015, related to the previously disclosed sale of our investment in Blade Dynamics.

Interest expense, net
Interest expense, net, was $0.1 million and $0.3 million in the three and nine months ended December 31, 2016, respectively, compared to $0.2 million and $0.8 million in the three and nine months ended December 31, 2015, respectively. The interest expense is related to the remaining balances on our Term Loan B, which matured in November 2016, and Term Loan C, which will mature in June 2017. Both of these loans were made by Hercules Technology Growth Capital, Inc. ("Hercules").
Other income (expense), net
Other income, net, was $0.9 million and $0.5 million in the three and nine months ended December 31, 2016, respectively, compared to other expense, net, of less than $0.1 million and $1.2 million in the three and nine months ended December 31, 2015, respectively.  The increase in other income, net during the three months ended December 31, 2016, was primarily driven by higher foreign currency gains.  The increase in other income, net, during the nine months ended December 31, 2016 was primarily the result of lower charges for our minority interest in Tres Amigas in the current year period following the impairment of such minority interest in the prior year period.

Income Taxes
Income tax benefit was $0.1 million and income tax expense was $1.0 million in the three and nine months ended December 31, 2016, respectively, compared to income tax expense of $0.8 million and $2.3 million in the three and nine months ended December 31, 2015, respectively. The decreases in income tax expense during the three and nine months ended December 31, 2016 were primarily due to lower taxes in our foreign jurisdictions.
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

	Three months ended December 31,		Nine months ended December 31,
	2016	2015	2016	2015
Net loss	$(2,768)	$(2,957)	$(20,448)	$(19,777)
Gain on sale of interest in minority investments, net of tax effect	(325)	(2,354)	(325)	(2,354)
Stock-based compensation	613	708	2,266	2,542
Amortization of acquisition-related intangibles	39	39	118	118
Impairment loss	—	—	—	779
Consumption of zero cost-basis inventory	(478)	(1,543)	(1,118)	(3,612)
Change in fair value of derivatives and warrants	(101)	1,092	(667)	(409)
Non-cash interest expense	30	83	127	290
Tax effect of adjustments	77	—	179	—
Non-GAAP net loss	$(2,913)	$(4,932)	$(19,868)	$(22,423)

Non-GAAP net loss per share	$(0.21)	$(0.36)	$(1.45)	$(1.72)
Weighted average shares outstanding - basic and diluted	13,792	13,539	13,746	13,052
We incurred non-GAAP net losses of $2.9 million or $0.21 per share, and $19.9 million or $1.45 per share, for the three and nine months ended December 31, 2016, respectively, compared to non-GAAP net losses of $4.9 million or $0.36 per share, and $22.4 million or $1.72 per share, for the three and nine months ended December 31, 2015, respectively. The decrease in non-GAAP net loss in the three month period ended December 31, 2016 compared to the three month period ended December 31, 2015 was driven primarily by a decrease in net loss and a decreased gain on sale of interest in minority investments compared to the prior year period. The decrease in non-GAAP net loss in the nine months ended December 31, 2016 compared to the nine month period ended December 31, 2015 was driven primarily by lower addbacks to net loss from the gain on sale of minority investments, and by lower consumption of zero cost-basis inventory.
Liquidity and Capital Resources
At December 31, 2016, we had cash, cash equivalents, and restricted cash of $26.0 million, compared to $40.7 million at March 31, 2016, a decrease of $14.7 million. Our cash and cash equivalents, and restricted cash are summarized as follows (in thousands):

	December 31, 2016	March 31, 2016
Cash and cash equivalents	$25,063	$39,330
Restricted cash	935	1,391
Total cash, cash equivalents, and restricted cash	$25,998	$40,721

As of December 31, 2016, we had approximately $3.5 million of cash, cash equivalents, and restricted cash in foreign bank accounts, with a majority of this cash located in Europe. The decrease in total cash and cash equivalents, and restricted cash was due primarily to cash used by operating and by financing activities. See further discussion below.
For the nine months ended December 31, 2016, net cash used in operating activities was $10.5 million compared to $7.8 million for the nine months ended December 31, 2015. The increase in net cash used in operations was due primarily to an increased operating loss during the first nine months of fiscal 2016.
For the nine months ended December 31, 2016, net cash provided by investing activities was $0.4 million, compared to $4.9 million for the nine months ended December 31, 2015. The decrease in net cash provided by investing activities was due primarily to a decrease in restricted cash as well as lower proceeds related to the sale of our minority interests than in the nine months ended December 31, 2015.
For the nine months ended December 31, 2016, net cash used in financing activities was $3.7 million compared to net cash provided by financing activities of $19.2 million in the nine months ended December 31, 2015. The increase in net cash used in financing activities was primarily due to net proceeds of $22.3 million from the issuance of 4.0 million shares of common stock on April 29, 2015, with no such capital raise in the current year period.
At December 31, 2016, we had $0.8 million of restricted cash included in current assets and $0.1 million of restricted cash included in long-term assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts. These deposits are held in interest bearing accounts.
On November 15, 2013, we amended our Loan and Security Agreement with Hercules and entered into a new term loan (the “Term Loan B”), borrowing $10.0 million. After closing fees and expenses, we received net proceeds of $9.8 million. The Term Loan B bears an interest rate equal to 11% plus the percentage, if any, in which the prime rate as reported by The Wall Street Journal exceeds 3.75%. We made interest-only payments from December 1, 2013 to May 31, 2014. If we achieved certain revenue targets for the six-month period ending March 31, 2014, interest only payments would continue through August 31, 2014. We did not achieve the revenue required to extend this interest only period. Beginning June 1, 2014, we began making payments on the Term Loan B in equal monthly installments which ended at maturity on November 1, 2016.
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
The Term Loans are secured by substantially all of our existing and future assets, including a mortgage on real property owned by our wholly-owned subsidiary, ASC Devens LLC, and located at 64 Jackson Road, Devens, Massachusetts. The Term Loans contain certain covenants that restrict our ability to, among other things, incur or assume certain debt, merge or consolidate, materially change the nature of our business, acquire or dispose of certain assets, make guarantees or grant liens on our assets, make certain loans, advances or investments, declare dividends or make distributions or enter into transactions with affiliates. In addition, there is a covenant that requires us to maintain a minimum unrestricted cash balance (the “Minimum Threshold”) in the United States. As a result of the April 2015 offering (see discussion below), the Minimum Threshold was reduced to the lesser of $2.0 million or the aggregate outstanding principal balance of the Term Loans. As of December 31, 2016, the Minimum Threshold was $1.5 million. The events of default under the Term Loans include, but are not limited to, failure to pay amounts due, breaches of covenants, bankruptcy events, cross defaults under other material indebtedness and the occurrence of a material adverse effect and/or change in control. In the case of a continuing event of default, Hercules may, among other remedies, declare due all unpaid principal amounts outstanding and any accrued but unpaid interest and foreclose on all collateral granted to Hercules as security under the Term Loans.

We believe we are in and expect to remain in compliance with the covenants and restrictions under the Term Loans as of the date of this Quarterly Report on Form 10-Q. If we fail to stay in compliance with our covenants or experience some other event of default, we may be forced to repay the outstanding principal on the Term Loans.
We have experienced recurring operating losses and as of December 31, 2016, had an accumulated deficit of $948.6 million. In addition, we have experienced recurring negative operating cash flows. At December 31, 2016, we had cash and cash equivalents of $25.1 million, as compared to cash used in operations of $10.5 million for the nine months ended December 31, 2016. We expect to use less cash for operations in the second half of fiscal 2016 compared to the first half. In April 2015, we completed an equity offering which raised net proceeds of $22.3 million after deducting underwriting discounts, commissions and offering expenses payable by us from the sale of 4.0 million shares of our common stock at a public offering price of $6.00 per share. On March 11, 2016, we sold 100% of our minority investment in Tres Amigas to an investor for $0.6 million. We received $0.3 million according to the terms of the purchase agreement upon closing, which was recorded as a gain during the three months ended March 31, 2016. The final $0.3 million, which was due upon the achievement of certain agreed-upon financing conditions, was received and recorded as a gain during the third quarter of fiscal 2016. In addition, in December 2015, we entered into a set of strategic agreements valued at approximately $210.0 million with Inox, as discussed above. These agreements are expected to provide a foundation for the business as we pursue our longer-term objectives.
We believe we have sufficient available liquidity to fund our operations, capital expenditures and scheduled cash payments under our debt obligations for the next twelve months. Our liquidity is highly dependent on our ability to increase revenues, control our operating costs, and our ability to maintain compliance with the covenants and restrictions on our debt obligations (or obtain waivers from our lender in the event of non-compliance), and our ability to raise additional capital, if necessary. On January 27, 2017, we entered into an ATM with FBR Capital Markets & Co., under which we may sell, at our discretion, up to $10.0 million in shares of our common stock at market prices prevailing at the time, or such other price as determined by us. There can be no assurance that we will be able to raise additional capital from either the ATM or other sources, or execute on any other means of improving our liquidity as described above.
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
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The new standard explicitly requires the assessment at interim and annual periods, and provides management with its own disclosure guidance. This ASU is effective for annual reporting periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. We expect to adopt ASU 2014-15 effective March 31, 2017 and are currently evaluating the impact, if any, the adoption of ASU 2014-15 may have on our current practices.
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
In July 2015, the FASB issued ASU 2015-11 Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in ASU 2015-11 clarify the proper way to identify market value in the use of lower of cost or market value valuation method. As market value could be determined multiple ways under prior standards, it will now be considered as net realizable value. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. We expect to adopt ASU 2015-11 effective March 31, 2017 and are currently evaluating the impact, if any, the adoption of ASU 2015-11 may have on our current practices.
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

In March 2016, the FASB issued ASU 2016-09 Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 will simplify several aspects of the accounting for share-based payment transactions, including tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods.  We expect to adopt ASU 2016-09 effective March 31, 2017 and are currently evaluating the impact, if any, the adoption of ASU 2016-09 may have on our current practices.
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
In October 2016, the FASB issued ASU 2016-16—Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The amendments in ASU 2016-16 will improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that year.  We are currently evaluating the impact, if any, the adoption of ASU 2016-16 may have on our current practices.
In November 2016, the FASB issued ASU 2016-18—Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in ASU 2016-18 will explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that year.  We are currently evaluating the impact, if any, the adoption of ASU 2016-18 may have on our current practices.
In December 2016, the FASB issued ASU 2016-19—Technical Corrections and Improvements. The amendments in ASU 2016-19 will improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that year.  We are currently evaluating the impact, if any, the adoption of ASU 2016-19 may have on our current practices.
In December 2016, the FASB issued ASU 2016-20—Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in ASU 2016-20 will clarify the codification and correct unintended application of guidance. These items generally are not expected to have a significant effect on current accounting practice or create a significant administrative cost for most entities. The ASU is effective for annual reporting periods beginning after December 15, 2017.  We are currently evaluating the impact the adoption of ASU 2014-09 may have on our current practices.
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
The impact of foreign currency transaction and translation activities on net loss for the three and nine months ended December 31, 2016 were gains of $0.9 million and $0.5 million, respectively.  The impact of foreign currency transaction and translation activities on net loss for the three and nine months ended December 31, 2015 were losses of less than $0.1 million and $1.0 million, respectively.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AMERICAN SUPERCONDUCTOR CORPORATION

Date:	February 6, 2017	By:	/s/David A. Henry
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
Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet as of December 31, 2016 and March 31, 2016 (ii) Condensed Statements of Operations and Income for the three and nine months ended December 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended December 31, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements.