Form 10-K
period 2017-03-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2017-05-25
CIK 880807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from              to
Commission file number 000-19672

American Superconductor Corporation (Exact Name of Registrant as Specified in Its Charter)

Delaware	04-2959321
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

64 Jackson Road Devens, Massachusetts	1,434
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code:
(978) 842-3000
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 par value, NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on September 30, 2016, based on the closing price of the shares of Common Stock on the Nasdaq Global Select Market on that date ($7.01 per share) was $83.1 million.
Number of shares outstanding of the registrant’s Common Stock, as of May 23, 2017 was 18,591,648.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the annual meeting of stockholders scheduled to be held on July 27, 2017, to be filed with the Securities and Exchange Commission (the “SEC”), are incorporated by reference in answer to Part III of this Form 10-K.

AMERICAN SUPERCONDUCTOR CORPORATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Annual Report that relate to future events or conditions, including without limitation, the statements in Part I, “Item 1A. Risk Factors” and in Part II under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects, our addressable markets, capabilities and potential uses of our products, or our prospective results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain. There are a number of important factors that could materially impact the value of our common stock or cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include the important factors discussed under the caption “Risk Factors” in Part 1. Item 1A of this Form 10-K for the fiscal year ended March 31, 2017, which among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Any such forward-looking statements represent management’s estimates as of the date of this Annual Report on Form 10-K. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

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
Our wind and power grid solutions help to improve energy efficiency, alleviate power grid capacity constraints and increase the adoption of renewable energy generation. Demand for our solutions is driven by the growing needs for renewable sources of electricity, such as wind and solar energy, and for modernized smart grids that improve power reliability, security, and quality. Concerns about these factors have led to increased spending by corporations as well as supportive government regulations and initiatives on local, state and national levels, including renewable portfolio standards, tax incentives, and international treaties. We estimate that today’s total annual addressable global market for our wind and grid solutions exceeds $6 billion.
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

•
Scalable, Low-Cost Manufacturing Platform. Our manufacturing of proprietary electrical control systems and power electronics products are primarily assembly operations with minimal fixed costs. We can increase the production of these products at costs that we believe are low relative to our competitors. Our proprietary manufacturing technique for Amperium wires is modular in nature, which allows us to expand manufacturing capacity at a relatively low incremental cost.

•
Robust Patent Position and Engineering Expertise. As of March 31, 2017, we owned 385 patents and patent applications worldwide (including international counterparts to U.S. patents), and had rights through exclusive and non-exclusive licenses to approximately 150 additional patents and patent applications worldwide. We believe our technology and manufacturing knowledge base, customer and product expertise and patent portfolio provide a strong competitive position.

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

Market opportunities
We provide solutions that address three key drivers of our business:

•	the evolving electric grid;

•	the electrification of the Naval fleet; and

•	the global demand for renewable energy.
Wind market overview
According to GlobalData, a research firm, 57 Gigawatts (GW) of wind generation capacity were added worldwide in 2016, as compared to 66 GW in 2015.  GlobalData anticipates that more than 60 GW of additional capacity will be added in 2017.
According to GlobalData, annual wind installations in India for 2016 were 3.6 GW, and for 2017 are estimated to be 3.7 GW.
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
Our solutions for the wind market
We address the challenges of the wind power market by designing and engineering wind turbines, providing extensive support services to wind turbine manufacturers, and manufacturing and selling critical components for wind turbines.

•
Electrical Control Systems. We provide full electrical control systems (“ECS”) or a subset of those systems (“core electrical components”) to manufacturers of wind turbines designed by us. Our ECS regulate voltage, control power flows and maximize wind turbine efficiency, among other functions. To date, we have shipped enough core electrical components and complete ECS to power over 16,000 Megawatts (“MW”) of wind power. We believe our ECS represent approximately 5-10% of a wind turbine’s bill of materials. We believe that the annual total addressable market for ECS is approximately $3.6 billion of which the annual addressable market in India is expected to approach $300 million.

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
Grid market overview
It is widely believed that the electricity grid in the U.S. is in need of modernization through a technology upgrade if it is to maintain reliability and adapt to the changing market needs.  In fact, a report written by The White House in 2013 and titled, “Economic Benefits of Increasing Electric Grid Resilience to Weather Outages” found that economic damage from weather-related power outages averaged between $18 and $33 billion per year between 2003 and 2012 – and went as high as $75 billion in 2008 and $52 billion in 2012, as a result of damage caused by Hurricanes Ike and Sandy, respectively.  Furthermore, the electric grid is also vulnerable to equipment failure, acts of terror, and threats to cyber security.  Recent events and the reliance of safety, security, and economy on the electricity grid have prompted broad recognition worldwide of the need to modernize and enhance the reliability and security of power grids.
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

o
Resilient Electric Grid Systems. Our REG system has two primary applications that increase the reliability and the capacity of the urban infrastructure.  For applications focused on reliability improvement, the REG cable is best used in a “ring” or “loop” configuration to interconnect nearby urban substations.  This enables urban utilities to share transmission connections and excess station capacity, while controlling the high fault currents that naturally result from such interconnections, providing protection against the adverse effects that follow the loss of critical substation facilities in urban areas. We believe a utility installing our REG system could double its reliability (e.g. N-1 to N-2, or greater) by networking substations, which is a solution utilities would generally not consider when using conventional technology due to the disruptive nature and economic disadvantages of conventional technology in urban settings. For applications focused on capacity improvement, the REG cable can be used in a “branch” configuration. In this application, the REG cable connects an existing large urban substation with a new, much smaller, and more simplified substation within the city at a lower cost. The smaller urban substation does not need large power transformers and takes up much less space, thereby significantly reducing real estate, construction, and other related costs in the urban area. The key component to the REG system is a breakthrough cable system that combines very high power handling capacity with fault current limiting characteristics, features that are attributable to our proprietary HTS wire, which we believe allows leaking, aged oil-cooled cables to be replaced with environmentally benign, nitrogen cooled cables. Assuming all urban substations in major cities in the U.S. could be connected with our REG system, we believe the total annual addressable market is approximately $1 billion to $2 billion.

o
Ship Protection Systems.  The primary focus of our ship protection systems (“SPS”) has been degaussing systems. These systems reduce a Naval ship’s magnetic signature, making it much more difficult for a mine to detect and damage a ship.  Traditionally made of heavy copper wire, degaussing is required on all Navy combat ships.  Our HTS advanced degaussing system is lightweight, compact, and often outperforms its conventional counterpart.  This HTS system is estimated to enable a 50 to 80 percent reduction in total degaussing system weight, offering significant potential for fuel savings or options to add different payloads. The core components of a degaussing system are transferable to other applications being targeted for ship implementation. We are also continuing to work on expanding HTS technology into the fleet through a variety of applications for power, propulsion, and protection equipment. We believe that once we are qualified on a ship platform for SPS, we could sell SPS to the Navy for the duration of the build for the platform, as well as open opportunities to propagate SPS throughout the surface fleet, creating a relatively long-term revenue steam. We estimate that the total addressable market for HTS-based, ship protection systems for the marine market to be between $70.0 million and $120.0 million per year between the years 2020 and 2025.

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

o
D-VAR® Systems. The power that flows through AC networks comprises both real power, measured in watts, and reactive power, measured in Volt Amp Reactive (“VARs”). In simple terms, reactive power is required to support voltage in the power network. D-VAR systems can provide the reactive power needed to stabilize voltage on the grid.  These systems also can be used to connect wind farms and solar power plants to the power grid seamlessly as well as to protect certain industrial facilities against voltage swells and sags. AMSC estimates the annual addressable market for FACTS systems such as D-VAR (excluding D-VAR VVO "VVO") to be $600 million.

o
D-SVC Systems. Our D-SVC systems are a cost-effective solution that allows large industrial loads to operate on the AC power system while minimizing the impacts of voltage sags and flicker problems, and also provides dynamic, distribution level voltage regulation and power factor control solutions for utilities.  Our D-SVC system automatically applies VARs on a cycle-by-cycle basis to maintain steady line voltages adjacent to large inductive loads such as motors, welders, arc furnaces and pipeline pumping stations.

o
D-VAR® VVO. We believe VVO will allow us to enter the market for products to serve the distribution power grid. VVO is designed to be a direct-connect 15 kilovolt class power quality system for a utility's distribution network to optimally control voltage as distribution networks are increasingly impacted by distributed generation, such as roof top and community solar. We believe VVO has the potential to save utilities time and money by avoiding costly options to increase the reliability and resiliency of the distribution grid and to allow utilities to build a "plug 'n play" network to serve the demands of modern energy consumers. The intended target markets of VVO are electric distribution grids incorporating distributed generation, including where utility grid modernization attributes such as the following are applicable: mandated efficiency upgrades, mass adoption of rooftop solar, community solar, utility-owned micro-girds, variable load conditions on the distribution grid and voltage regulations alternatives. AMSC estimates the annual addressable market for VVO to be approximately $600 million.

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

Research and Development
Our research and development expenses were $12.5 million, $12.3 million and $11.9 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.
Customers
We have designed wind turbines for, or licensed wind turbine designs to, more than 10 wind turbine manufacturing customers including Inox in India. We have also served over 100 customers in the grid market since our inception, including American Electric Power, Long Island Power Authority, M.A. Mortensen Company, and Renewable Energy Systems, LLC in the United States, EDF Group in France, Korean Electric Power Corporation in Korea, SSE plc in the United Kingdom, Consolidated Power Projects (Pty) Ltd in South Africa, and Ergon Energy in Australia. We serve customers globally through a localized sales and field service presence in our core target markets. Additionally, our sales personnel in the United States are supported by manufacturers' representatives.
Facilities and manufacturing
Our primary facilities and their primary functions are as follows:

•	Devens, Massachusetts — Corporate headquarters, superconductors research, development and manufacturing, FACTS product engineering and manufacturing

•	New Berlin, Wisconsin — Power electronics and controls research and development

•	Klagenfurt, Austria — Wind turbine engineering

•	Timisoara, Romania – Electrical Control System and PowerModule power converter manufacturing
Our global footprint also includes sales and field service offices in China, Australia, Germany, India, Korea and the United Kingdom.
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
In fiscal 2016, 2015 and 2014, Inox accounted for 59%, 62% and 56% of our total revenues, respectively, and no other customer accounted for more than 10% of our total revenues in each of those fiscal years.
The portion of total revenue recognized from customers located outside the United States was 78%, 85% and 86% for fiscal 2016, 2015 and 2014, respectively. Of the revenue recognized from customers outside the United States, we recognized 75%, 73% and 65% from customers in India for fiscal 2016, 2015 and 2014, respectively, and we recognized 3%, 10% and 17% from customers in China in fiscal 2016, 2015 and 2014, respectively. For additional financial information, see the notes to consolidated financial statements included herein, including Note 17, “Business Segments”.
Our foreign operations, particularly our operations in India, China and other emerging markets, expose us to a variety of risks.  For a discussion of additional risks associated with our foreign operations, see Item 1A, “Risk Factors – We have operations in, and that depend on sales in, emerging markets, including India, and global conditions could negatively affect our operating results or limit our ability to expand our operations outside of these markets.  Changes in India’s political, social, regulatory and economic environment may affect our financial performance.”
Backlog
We had backlog at March 31, 2017 of approximately $65.6 million from government and commercial customers, compared to $88.9 million at March 31, 2016. Current backlog represents the value of contracts and purchase orders received for which delivery is expected during the next twelve months based on contractually agreed-upon terms.  The year over year decrease in backlog is driven by lower backlog in both the Wind and Grid business units.  See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, for further discussion of the strategic agreements entered into with Inox.
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
We face competition from companies offering various types of wind turbine electrical system components, which include ABB, Ingeteam, Mita-Teknik, and Woodward. We also face indirect competition in the wind energy market from global manufacturers of wind turbines, such as Gamesa, General Electric, Suzlon, and Vestas.
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
We believe we are currently the only company that can offer HTS-based SPS products that have been fully qualified for use aboard Navy surface combatants.  Therefore, the primary competition for our SPS products is currently coming from defense contractors that provide the copper-based systems that our lighter, more efficient HTS versions have been developed to replace.  Companies such as L3, Excelis, Raytheon, and Textron have the bulk of the copper-based business today.  However, over time, as the HTS-based SPS proliferate to the fleet, companies that have the capability to manufacture and/or package HTS wire into robust, turn-key systems will likely attempt to duplicate our products, and thus additional competition is expected from more traditional HTS competitors such as those listed above.
Many of our competitors have substantially greater financial resources, research and development, manufacturing and marketing capabilities than we do. In addition, as our target markets develop, other large industrial companies may enter these fields and compete with us.

Patents, licenses and trade secrets
Patent Background
An important part of our business strategy is to develop a strong worldwide patent position in all of our technology areas. Our intellectual property (“IP”) portfolio includes both patents we own and patents we license from others. We devote substantial resources to building a strong patent position. As of March 31, 2017, we owned (either solely or jointly) 93 U.S. patents and 7 U.S. patent applications on file. We also hold licenses from third parties covering more than 60 issued U.S. patents and patent applications. Together with the international counterparts of each of these patents and patent applications, we own 385 patents and patent applications worldwide, and have rights through exclusive and non-exclusive licenses to more than 150 additional patents and patent applications. We believe that our current patent position, together with our ability to obtain licenses from other parties to the extent necessary, will provide us with sufficient proprietary rights to develop and sell our products. However, for the reasons described below, we cannot assure you that this will be the case.
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
Under our Windtec Solutions™ brand, we design a variety of wind turbine systems and license these designs, including expertise and patent rights, to third parties for an upfront fee, plus in some cases, future royalties. Our wind turbine designs are covered by more than 30 patents and patents pending worldwide on wind turbine technology. We have patent coverage on the unique design features of our blade pitch control system, which ensures optimal aerodynamic flow conditions on the turbine blades and improves system efficiency and performance. The pitch system includes a patented SafetyLOCK™ feature that causes the blades to rotate to a feathered position to prevent the rotor blades from spinning during a fault.
We recognize the importance of IP protection in China and believe that China is steadily moving toward recognizing and acting in accordance with international norms for IP. As such, we have incorporated China in our patent strategy for all of our various products. Nevertheless, we recognize that the risk of IP piracy is still higher in China than in most other industrialized countries, and so we are careful to limit the technology we provide through our product sales in China. While we take the steps necessary to ensure the safety of our IP, we cannot provide any assurance that these measures will be fully successful. For example, see Part I, Item 3, “Legal Proceedings,” for more information regarding legal proceedings that we have undertaken against Sinovel Wind Group Co., Ltd (“Sinovel”) alleging the illegal use of our intellectual property.

HTS Patents
Since the discovery of high temperature superconductors in 1986, rapid technical advances have characterized the HTS industry, which in turn have resulted in a large number of patents, including overlapping patents, relating to superconductivity. As a result, the patent situation in the field of HTS technology and products is unusually complex. We have obtained licenses to patents and patent applications covering some HTS materials. We have acquired exclusive rights (through 2017) to a fundamental U.S. patent (U.S. 8,060,169 B1) covering 2G and similar HTS wire and applications and are currently evaluating whether to negotiate with the licensor to extend the exclusivity period, to exercise our rights to continue to use such patent under a non-exclusive license or to allow our rights under the license to lapse. However, we may have to obtain additional licenses to HTS materials and, upon expiration of U.S. 8,060,169, to the materials covered by such patent.
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
Employees
As of March 31, 2017, we employed 354 persons. None of our employees is represented by a labor union.
In April 2017, we announced that our board of directors had approved a plan to reduce our global workforce by approximately 8%, effective April 4, 2017. The majority of the affected employees were located at our Devens, Massachusetts office location. The purpose of the workforce reduction was to reduce operating expenses to better align with our current revenues.
Available information
Our internet address is www.amsc.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this document. We make available, free of charge, through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the SEC.
We intend to disclose on our website any amendments to, or waivers of, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the SEC or Nasdaq rules.

Executive officers of the registrant
The table and biographical summaries set forth below contain information with respect to our executive officers as of the date of this filing:

Name	Age	Position
Daniel P. McGahn	45	President, Chief Executive Officer and Director
John W. Kosiba, Jr.	44	Senior Vice President, Chief Financial Officer and Treasurer
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
John W. Kosiba, Jr. was appointed senior vice president, chief financial officer and treasurer effective April 4, 2017. Mr. Kosiba joined us as managing director, finance operations, in June 2010. He then served as vice president, finance operations, from September 2011 to May 2013. Prior to his appointment as senior vice president and chief financial officer, Mr. Kosiba served most recently as senior vice president, Gridtec solutions and finance operations, where he was responsible for (i) overseeing finance and accounting operations, budgeting, strategic planning and financial planning and analysis for the company, and (ii) managing the day-to-day business operations of our Gridtec solutions’ business segment. From January 2008 until June 2010, Mr. Kosiba served as division director and controller of Amphenol Aerospace, a division of Amphenol Corporation and a manufacturer of interconnect products for the military, commercial aerospace and industrial markets. In this role, Mr. Kosiba was responsible for overseeing finance, accounting, budgeting, audit and all aspects of financial planning and analysis for the division.

Item 1A.	RISK FACTORS
Risks Related to Our Financial Performance
We have a history of operating losses, which may continue in the future. Our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter.
We have recorded net losses in each of the last three fiscal years, including a net loss of $27.4 million for the fiscal year ended March 31, 2017, and it is unlikely that we will be profitable in fiscal 2017. We cannot be certain that we will regain profitability in the future.
There is currently substantial uncertainty in our business, which makes it difficult to evaluate our business and future prospects. In addition, our operating results historically have been difficult to predict and have at times fluctuated from quarter to quarter due to a variety of factors, many of which are outside of our control. As a result of all of these factors, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. In addition, we have in the past, and may continue to, provide public guidance on our expected operating and financial results for future periods. Such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and statements. Our actual results may not always be in line with or exceed the guidance we have provided. If our revenue or operating results fall below the expectations of investors or any securities analysts that follow our company in any period or we do not meet our guidance, the trading price of our common stock would likely decline.
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
As of March 31, 2017, we had approximately $27.7 million of cash, cash equivalents, and restricted cash, and during the fiscal year ended March 31, 2017, we used $11.2 million in cash for our operating activities. We have experienced substantial net losses, including a net loss of $27.4 million for the fiscal year ended March 31, 2017. From April 1, 2011 through the date of this Annual Report, our various restructuring activities have resulted in a substantial reduction of our global workforce, including our announcements in April 2017 that we are exploring options for moving our manufacturing and administrative operations in Devens, Massachusetts to a nearby, smaller-scale building and reducing our global workforce by approximately 8%. We plan to continue to closely monitor our expenses and, if required, will further reduce operating costs and capital spending to enhance liquidity.
Our liquidity is highly dependent on our ability to profitably grow our revenues, control our operating costs, and secure additional financing, if required.  We may require additional capital to conduct our business and adequately respond to future business challenges or opportunities, including, but not limited to, the need to develop new products or enhance existing products, maintaining or expanding research and development projects, to collateralize performance bonds or letters of credit, and the need to build inventory or to invest other cash to support business growth.  In order to raise additional capital, we may offer shares of our common stock or other securities convertible into or exchangeable for our common stock. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of each of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders.
In the event that additional liquidity is required, there can be no assurance that such financing would be available or, if available, that such financing could be obtained upon terms acceptable to us, which would have a material adverse effect on our business, financial condition and prospects.
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
Currency exchange rate fluctuations could have an adverse effect on our revenues and results of operations, and we could experience losses with respect to hedging activities. In fiscal 2016, 78% of our revenues were recognized from sales outside the United States. In addition, approximately 61% of our revenues in fiscal 2016 were derived under sales contracts where prices were denominated in the Euro.  Unfavorable currency fluctuations could require us to increase prices to foreign customers, which could result in a lesser number of orders, and therefore lower revenues, from such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be adversely affected. In addition, most sales made by our foreign subsidiaries are denominated in the currency of the country in which these products are sold, and the currency they receive in payment for such sales could be less valuable at the time of receipt as a result of exchange rate fluctuations. However, we cannot be certain that our efforts will be adequate to protect us against significant currency fluctuations or that such efforts will not expose us to additional exchange rate risks.
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
Risks Related to Our Operations
A significant portion of our revenues are derived from a single customer. If this customer’s business is negatively affected, it will adversely impact our business
Our largest customer is Inox in India.  Inox accounted for 59% of our total revenues during the fiscal year ended March 31, 2017, and 62% of our revenues during the fiscal year ended March 31, 2016, and 56% of our total revenues during the fiscal year ended March 31, 2015. Revenues from Inox are supported by a supply contract to purchase, and a license to make, use and supply, wind turbine ECS. If Inox cancels or does not perform under such contracts or discontinues future purchases from us under the supply contract, we would likely be unable to replace the related revenues. In this regard, certain states in India are seeking to re-negotiate recent power purchase agreements, which include feed-in tariffs that are higher than the tariff resulting from the nation’s first wind power auction in February 2017, resulting in delays and uncertainty for some wind energy projects in India. Such actions have negatively affected shipments of ECS by us to Inox, resulting in lower than expected revenue in the fourth quarter of fiscal 2016. Although we believe, based on our discussions with Inox, that this demand dislocation is temporary, we can provide no assurance that these or other actions in the future will not have a negative effect on our business. Any of the foregoing actions would have a material adverse impact on our operating results and financial position.

Our financial condition may have an adverse effect on our customer and supplier relationships.
Our relationships with our customers and suppliers are predicated on the belief that we will continue to operate. Our customers, particularly in the utility industry, are generally risk averse and may not enter into sales contracts with us if there is uncertainty regarding our ability to continue operating through the term of our warranty obligation. This has had, and may continue to have, an adverse effect on our ability to grow our revenues. In addition, current and future suppliers may be less likely to grant us credit, resulting in a negative impact on our working capital and cash flows.
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
All of our U.S. government contracts can be terminated by the U.S. government for its convenience, including our contract with the Department of Homeland Security (“DHS”) to deploy our REG system in Commonwealth Edison’s (“ComEd”) electric grid in Chicago, Illinois (“Project REG”).  Moving to the manufacturing and construction stage of Project REG is dependent upon both DHS and ComEd agreeing to proceed following the successful completion of a detailed deployment plan. We can provide no assurance that DHS and ComEd will agree to proceed with the project.  Termination-for-convenience provisions typically provide only for our recovery of costs incurred or committed, and for settlement of expenses and profit on work completed prior to termination. In addition to the right of the U.S. government to terminate its contracts with us, U.S. government contracts are conditioned upon the continuing approval by the U.S. Congress of the necessary spending to honor such contracts. Congress often appropriates funds for a program on a fiscal year basis even though contract performance may take more than one year. Consequently, at the beginning of many major governmental programs, contracts often may not be fully funded, and additional monies are then committed to the contract only if, as and when appropriations are made by the U.S. Congress for future fiscal years.
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
We have attracted a highly skilled management team and specialized workforce, including scientists, engineers, researchers, manufacturing, marketing and sales professionals. Hiring and retaining good personnel for our business is challenging, and highly qualified technical personnel are likely to remain a limited resource for the foreseeable future. We may not be able to hire the necessary personnel to implement our business strategy.  In addition, we may need to provide higher compensation or more training to our personnel than we currently anticipate. Moreover, any officer or employee can terminate his or her relationship with us at any time.
Over the past several years, we have substantially reduced our global workforce in order to lower expenses, reorganize our global operations, and streamline various functions of the business, to match the demand for our products. We recently announced that the board of directors of the Company approved a plan to reduce the Company’s global workforce by approximately 8%, effective April 4, 2017. Employee retention may be a particularly challenging issue following reductions in workforce and organizational changes since we also must continue to motivate employees and keep them focused on our strategies and goals. Losing the services of any of our executive officers or key employees could materially and adversely impact our business.
Failure to successfully execute any move of our Devens, Massachusetts manufacturing facility or achieve expected savings following any move could adversely impact our financial performance.
As part of our effort to increase manufacturing efficiency, we intend to move our manufacturing facility located in Devens, Massachusetts to a nearby smaller-scale facility. If the move is successful, we expect that our Grid products, including D-VAR® systems, VVO products, HTS wire, and ship protection system products will be produced exclusively at the new facility. Moving production to a different plant involves various risks, including the inability to commence manufacturing within the cost and timeframe estimated, damage to equipment, inability to produce a high quality product, shipping delays, and the inability to hire and to retain a sufficient number of qualified personnel. Failure to successfully implement a move of our Devens, Massachusetts facility due to these and other unforeseen risks could adversely affect our ability to meet customer demand for Grid products and could increase the cost of production versus projections, both of which could adversely impact our operating and financial results.
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
We are producing certain Wind products in our manufacturing facility in Romania. In order to minimize costs and time to market, we have and will continue to identify local suppliers that meet our quality standards to produce certain of our subassemblies and components. These efforts may not be successful. In addition, any event which negatively impacts our supply, including, among others, wars, terrorist activities, natural disasters and outbreaks of infectious disease, could delay or suspend shipments of products or the release of new products or could result in the delivery of inferior products. Our revenues from the affected products would decline or we could incur losses until such time as we are able to restore our production processes or put in place alternative contract manufacturers or suppliers. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies.
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
Consistent with customary practice in our industry, we guarantee our products and/or services to be free from defects in material and workmanship under normal use and service. We generally provide a one- to three-year warranty on our products, commencing upon installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. The possibility of future product failures or issues related to services we provided could cause us to incur substantial expenses to repair or replace defective products or re-perform such services. Furthermore, widespread product failures may damage our market reputation and reduce our market share and cause sales to decline.
Many of our customers outside of the United States may be either directly or indirectly related to governmental entities, and we could be adversely affected by violations of the United States Foreign Corrupt Practices Act and similar worldwide anti-bribery laws outside the United States.

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
Growth of the wind energy market depends largely on the availability and size of government subsidies, economic incentives and legislative programs designed to support the growth of wind energy.
At present, the cost of wind energy exceeds the cost of conventional power generation in many locations around the world. Various governments have used different policy initiatives to encourage or accelerate the development and adoption of wind energy and other renewable energy sources. Renewable energy policies are in place in the European Union, certain countries in Asia, including India, China, Japan and South Korea, and many of the states in Australia and the United States. Examples of government sponsored financial incentives include capital cost rebates, feed-in tariffs, tax credits, net metering and other incentives to end-users, distributors, system integrators and manufacturers of wind energy products to promote the use of wind energy and to reduce dependency on other forms of energy. In the United States, various legislation and regulations designed to support the growth of wind energy have been implemented or proposed by the federal government, such as the Production Tax Credit for Renewable Energy (PTC) and the Clean Power Plan. Governments may decide to reduce or eliminate these economic incentives, or curtail legislative programs supportive of wind energy technologies for political, financial or other reasons. For example, during the 2016 presidential election campaign, the new U.S. presidential administration made comments suggesting that it was not supportive of various clean energy programs and initiatives designed to curtail global warming. Reductions in, or eliminations of, government subsidies, economic incentives or favorable legislative programs before the wind energy industry reaches a sufficient scale to be cost-effective in a non-subsidized marketplace could reduce demand for our products and adversely affect our business prospects and results of operations.
We have operations in, and depend on sales in, emerging markets, including India, and global conditions could negatively affect our operating results or limit our ability to expand our operations outside of these markets. Changes in India’s political, social, regulatory and economic environment may affect our financial performance.
We have operations in India and in recent years a significant portion of our total revenues has been derived from customers in this market.  Our financial performance depends upon our ability to carry on our operations and market our products in markets such as India, as well as other emerging markets around the world.  We are, and will continue to be, subject to financial, political, economic and business risks in connection with our operations and sales in these emerging markets. In addition to the business risks inherent in developing and servicing these markets, economic conditions may be more volatile, legal and regulatory systems less developed and predictable, and the possibility of various types of adverse governmental action more pronounced in emerging markets. In addition, inflation, fluctuations in currency and interest rates, competitive factors, civil unrest and labor problems could affect our revenues, expenses and results of operations. Our operations could also be adversely affected by acts of war, terrorism or the threat of any of these events as well as government actions such as controls on imports, exports and prices, tariffs, new forms of taxation, or changes in fiscal regimes and increased government regulation in the countries in which we operate or service customers. Unexpected or uncontrollable events or circumstances in any of these markets could have a material adverse effect on our financial results and cash flows.
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
In recent years, a substantial majority of our consolidated revenues were recognized from customers outside of the United States. For example, 78% of our revenues in fiscal 2016 and 85% of our revenues in fiscal 2015 were recognized from sales outside the United States.  Our international operations are subject to a variety of risks that we do not face in the United States, including:

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
In addition, the new U.S. presidential administration has withdrawn the United States from the Trans-Pacific Partnership trade agreement and has made various comments suggesting the possible re-negotiation of or withdrawal from other trade agreements and the potential imposition of new import barriers. We cannot predict whether the United States or any other country will impose new quotas, tariffs, taxes or other trade barriers upon the importation or exportation of our products or gauge the effect that new barriers would have on our financial position or results of operations.
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
On September 13, 2011, we filed a claim for arbitration against Sinovel in Beijing, China to compel Sinovel to pay us for past product shipments and to accept all contracted but not yet delivered core electrical components and spare parts under all existing contracts with us. In addition, we have filed civil complaints in China against Sinovel alleging the illegal use of our intellectual property. Sinovel has filed counterclaims against us with the Beijing Arbitration Commission for breach of the same contracts under which we filed our original arbitration claim. Sinovel claims, among other things, that the goods supplied by us do not conform to the standards specified in the contracts and has claimed net damages in the amount of approximately 1.2 billion Chinese yuan (“RMB”) (approximately $174 million). Sinovel also filed a claim with the Beijing Arbitration Commission against us for breach of the same contracts under which we filed our original arbitration claim. Sinovel claimed, among other things, that the goods supplied by us do not conform to the standards specified in the contracts and claimed damages in the amount of approximately RMB 105.0 million (approximately $15 million). As the legal proceedings continue, we and Sinovel may identify additional amounts in dispute. We cannot provide any assurance as to the outcome of these legal actions or that, if we prevail, we ultimately will be able to collect any amounts awarded. Moreover, these legal proceedings could result in the incurrence of significant legal and related expenses, which may not be recoverable depending on the outcome of the litigation. An award by the arbitration panel or court in favor of Sinovel and/or the incurrence of significant legal fees that are not recoverable could adversely impact our operating results. For more information about these legal proceedings, see Part I, Item 3, “Legal Proceedings.”
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
Our corporate headquarters and Grid manufacturing operations are located in a 355,000-square-foot facility owned by us and located in Devens, Massachusetts.
We also occupy leased facilities located in New Berlin, Wisconsin; Suzhou, China; Klagenfurt, Austria; and Timisoara, Romania with a combined total of approximately 180,000 square feet of space. These leases have varying expiration dates through March 2021 which can generally be terminated at our request after a six month advance notice. Our other locations focus primarily on applications engineering, sales and/or field service and do not have significant leases or physical presence. We believe all of these facilities are well-maintained and suitable for their intended uses.
The following table summarizes information regarding our significant leased and owned properties, as of March 31, 2017:

Location	Supporting	Square footage	Owned/Leased
United States
Devens, Massachusetts	Corporate & Grid Segment	355,000	Owned
New Berlin, Wisconsin	Wind & Grid Segments	50,000	Leased
China
Suzhou & Beijing	Wind Segment	39,000	Leased
Austria
Klagenfurt	Wind Segment	28,000	Leased
Romania
Timisoara	Wind Segment	62,000	Leased

Item 3.	LEGAL PROCEEDINGS
On September 13, 2011, we commenced a series of legal actions in China against Sinovel. Our Chinese subsidiary, Suzhou AMSC Superconductor Co. Ltd., filed a claim for arbitration with the Beijing Arbitration Commission in accordance with the terms of our supply contracts with Sinovel. The case is captioned (2011) Jing Zhong An Zi No. 0963. On March 31, 2011, Sinovel refused to accept contracted shipments of 1.5 MW and 3 MW wind turbine core electrical components and spare parts that we were prepared to deliver. We allege that these actions constitute material breaches of our contracts because Sinovel did not give us notice that it intended to delay deliveries as required under the contracts. Moreover, we allege that Sinovel has refused to pay past due amounts for prior shipments of core electrical components and spare parts. We are seeking compensation for past product shipments and retention (including interest) in the amount of approximately RMB 485 million (approximately $70 million) due to Sinovel’s breaches of our contracts. We are also seeking specific performance of our existing contracts as well as reimbursement of all costs and reasonable expenses with respect to the arbitration. The value of the undelivered components under the existing contracts, including the deliveries refused by Sinovel in March 2011, amounts to approximately RMB 4.6 billion (approximately $667 million).
On October 8, 2011, Sinovel filed with the Beijing Arbitration Commission an application under the caption (2011) Jing Zhong An Zi No. 0963, for a counterclaim against us for breach of the same contracts under which we filed our original arbitration claim. Sinovel claims, among other things, that the goods supplied by us do not conform to the standards specified in the contracts and claims damages in the amount of approximately RMB 370 million (approximately $54 million). On October 17, 2011, Sinovel filed with the Beijing Arbitration Commission a request for change of counterclaim to increase its damage claim to approximately

RMB 1 billion (approximately $145 million). On December 22, 2011, Sinovel filed with the Beijing Arbitration Commission an additional request for change of counterclaim to increase its damages claim to approximately RMB 1.2 billion (approximately $174 million). On February 27, 2012, Sinovel filed with the Beijing Arbitration Commission an application under the caption (2012) Jing Zhong An Zi No. 0157, against us for breach of the same contracts under which we filed our original arbitration claim. Sinovel claims, among other things, that the goods supplied by us do not conform to the standards specified in the contracts and claims damages in the amount of approximately RMB 105 million (approximately $15 million). We believe that Sinovel’s claims are without merit and we intend to defend these actions vigorously. Since the proceedings in this matter are still in the early technical review phase, we cannot reasonably estimate possible losses or range of losses at this time.
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
We submitted a civil action application to the Beijing Higher People’s Court against Sinovel and certain of its employees for trade secret infringement on September 13, 2011 under the caption (2011) Gao Min Chu Zi No. 4193. The application alleges the defendants’ unauthorized use of portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines as described above with respect to the Copyright Action. We are seeking monetary damages of approximately RMB 2.9 billion (approximately $421 million) for the trade secret infringement as well as reimbursement of all costs and reasonable expenses. The Beijing Higher People’s Court has accepted the case, which was necessary in order for the case to proceed. On December 22, 2011 the Beijing Higher People’s Court transferred the case to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Gao Min Chu Zi No. 4193. On June 7, 2012, we received an Acceptance Notice from the Beijing No.1 Intermediate People’s Court under the caption (2012) Yi Zhong Min Chu Zi No.6833. The Beijing No. 1 Intermediate Court held the first substantive hearing on May 11, 2015.  On June 15, 2015, we submitted a request for the withdrawal of our complaint to the Beijing No. 1 Intermediate Court.  On June 16, 2015, the Beijing No. 1 Intermediate Court granted our request.  We immediately filed a civil action application to the Beijing Intellectual Property Court against the same parties and seeking the same amount of monetary damages for trade secret infringement on June 16, 2015 under the caption (2015) Jin Zhi Min Chu Zi No. 1135.  On January 18, 2016, the Beijing Intellectual Property Court held its first substantive hearing on our trade secret infringement case.  At the hearing, the parties presented evidence, reviewed claims and answered questions from the court.  We are awaiting a decision from the Beijing Intellectual Property Court.
On September 16, 2011, we filed a civil copyright infringement complaint in the Hainan Province No. 1 Intermediate People’s Court against Dalian Guotong Electric Co. Ltd. (“Guotong”), a supplier of power converter products to Sinovel, and Huaneng Hainan Power, Inc. (“Huaneng”), a wind farm operator that has purchased Sinovel wind turbines containing Guotong power converter products. The case is captioned (2011) Hainan Yi Zhong Min Chu Zi No. 62. The application alleges that our PM1000 converters in certain Sinovel wind turbines have been replaced by converters produced by Guotong. Because the Guotong converters are being used in wind turbines containing our wind turbine control software, we believe that our copyrighted software is being infringed. We are seeking a cease and desist order with respect to the unauthorized use of our software, monetary damages of approximately RMB 1.2 million (approximately $0.2 million) for our economic losses (with respect to Guotong only) and reimbursement of all costs and reasonable expenses. The court has accepted the case, which was necessary in order for the case to proceed. In addition, upon the request of the defendant Huaneng, Sinovel has been added by the court to this case as a defendant and Huaneng has been released from this case. On November 18, 2014, the Hainan No. 1 Intermediate People’s Court held its first substantive hearing in the Hainan case.    At the hearing, the parties presented evidence, reviewed claims, and answered questions from the court.  On June 3, 2015, we received notification from the Hainan No. 1 Intermediate People’s Court that it dismissed the case for what it cited was a lack of evidence.  On June 18, 2015, we filed an appeal of the Hainan No. 1 Intermediate People’s Court decision to dismiss the case with the Hainan Higher People’s Court.  On August 20, 2015, the Hainan Higher People’s Court accepted the appeal under the caption (2015) QiongZhi Min Zhong Zi No. 6.  On November 26, 2015, the Hainan Higher People’s Court held its first substantive hearing on our appeal of the Hainan No. 1 Intermediate People’s Court’s dismissal of the case.  On August 17, 2016, we received notification from the Hainan Higher People’s Court that it dismissed the case for what it cited was a lack of evidence. We intend to file an appeal of the Hainan Higher People’s Court’s decision with China’s Supreme People’s Court. China’s Supreme People’s Court has discretion to decide whether to hear the appeal.

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

	Common Stock Price
	High	Low
Fiscal year ended March 31, 2017:
First quarter	$12.50	$7.44
Second quarter	9.63	6.21
Third quarter	8.55	6.01
Fourth quarter	7.82	5.86

Fiscal year ended March 31, 2016:
First quarter	$10.89	$5.10
Second quarter	5.94	3.26
Third quarter	7.89	3.81
Fourth quarter	9.05	5.28
Holders
The number of holders of record of our common stock on May 23, 2017 was 151.
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
Stock Performance Graph
The following graph compares the cumulative total stockholder return on our common stock from March 31, 2012 to March 31, 2017 with the cumulative total return of (i) the Russell 2000 Index and (ii) the Russell Microcap Index.  This graph assumes the investment of $100.00 on March 31, 2012 in our common stock, the Russell 2000 Index and the Russell Microcap Index, and assumes any dividends are reinvested. Measurement points are March 31, 2012; March 31, 2013; March 31, 2014; March 31, 2015; March 31, 2016; and March 31, 2017.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among American Superconductor Corporation, the Russell 2000 Index
and the Russell Microcap Index

Company/Index	3/31/2012	3/31/2013	3/31/2014	3/31/2015	3/31/2016	3/31/2017
American Superconductor Corp.	100.00	64.81	39.80	15.63	18.45	16.65
Russell Microcap	100.00	115.27	151.72	155.68	133.63	168.71
Russell 2000	100.00	114.60	141.28	150.88	134.17	166.92

Item 6.	SELECTED FINANCIAL DATA
The following selected financial data reflects the results of operations and balance sheet data for the fiscal years ended March 31, 2013 to 2017. Per share data has been restated to reflect the 1-for-10 reverse stock split effected on March 24, 2015.  The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K, in order to understand further the factors that may affect the comparability of the financial data presented below.

	Fiscal year ended March 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Revenues	$75,195	$96,023	$70,530	$84,117	$87,419
Net loss	(27,373)	(23,139)	(48,656)	(56,258)	(66,131)
Net loss per common share - basic	(1.98)	(1.76)	(5.74)	(8.98)	(12.46)
Net loss per common share - diluted	(1.98)	(1.76)	(5.74)	(8.98)	(12.46)
Total assets	100,244	135,318	133,825	168,509	216,754
Working capital	23,483	42,334	17,319	35,459	40,428
Cash, cash equivalents, marketable securities and restricted cash	27,744	40,721	24,548	49,421	50,199
Long term debt, net of discount	—	1,367	3,877	6,380	9,248
Stockholders’ equity	60,226	83,549	79,893	112,259	125,118
Included in the net loss for the fiscal year ended March 31, 2017 was stock-based compensation expense of $2.9 million, gain on sale of our minority investment of $0.3 million, and a gain from the change in fair value of warrants and derivatives of $1.3 million. Included in the net loss for the fiscal year ended March 31, 2016 was stock-based compensation expense of $3.2 million, restructuring and impairment charges of $0.8 million, gains on sales of our minority investments of $3.1 million, non-cash interest expense of $0.4 million, and a loss from the change in fair value of warrants and derivatives of $0.2 million. Included in the net loss for the fiscal year ended March 31, 2015 was stock-based compensation expense of $5.9 million, restructuring and impairment charges of $5.4 million, non-cash interest expense of $0.6 million, arbitration award expense of $9.0 million and a gain from the change in fair value of warrants and derivatives of $4.0 million. Included in the net loss for the fiscal year ended March 31, 2014 was stock-based compensation expense of $10.7 million, restructuring and impairment charges of $3.0 million, a prepaid value added tax reserve of $1.4 million, non-cash interest expense of $7.7 million, a loss on extinguishment of debt of $5.2 million and a gain from the change in fair value of warrants and derivatives of $1.9 million. Included in the net loss for the fiscal year ended March 31, 2013 was stock-based compensation expense of $8.1 million, restructuring and impairment charges of $7.9 million, a loss contingency of $1.8 million, non-cash interest expense of $12.4 million as well as gains from the change in fair value of warrants and derivatives and recoveries of adverse purchase commitments of $7.6 million and $7.8 million, respectively.

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
We have experienced recurring operating losses and as of March 31, 2017 had an accumulated deficit of $955.6 million. In addition, we have experienced recurring negative operating cash flows and our Wind segment revenues decreased substantially in fiscal 2016 compared to fiscal 2015. From April 1, 2011 through the date of this filing, we have reduced our global workforce substantially, including an 8% reduction in force, primarily affecting employees in our Devens, Massachusetts facility, effective April 4, 2017. At March 31, 2017, we had cash and cash equivalents of $26.8 million. Cash used in operations for the year ended March 31, 2017 was $11.2 million.  On January 27, 2017, we entered into an At Market Issuance Sales Agreement ("ATM"), under which we were permitted to sell, at our discretion, up to $10.0 million of shares of our common stock. During the three months ended March 31, 2017, we realized net proceeds of $2.5 million from the sale of 379,693 shares of our common stock at an average price of $6.79 per share. See also "Liquidity and Capital Resources" below for additional discussion.
Over the last several years, we have entered into several debt and equity financing arrangements in order to enhance liquidity.  During the fiscal years ended March 31, 2013 through 2017, we have generated aggregate cash flows from financing activities of $69.9 million.  In addition, on May 10, 2017, we completed an additional equity offering, which generated net proceeds of approximately $14.7 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. We terminated the ATM in conjunction with this offering. See Note 9, “Debt”, Note 12, “Stockholders’ Equity”, and Note 19 “Subsequent Events” for further discussion of these financing arrangements.
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
Business Goals
We intend to pursue the following goals during fiscal year 2017.

•
Complete remaining obligations under our agreement with the DHS to deploy our REG system in ComEd’s electric grid, and, subject to the agreement of DHS and ComEd, proceed to the manufacturing and construction phase of the project.

•	Receive an order for SPS from the U.S. Navy.

•	Have at least one additional city perform a REG deployment study.

•	Receive the first commercial orders for VVO.

•	Increase our grid sales over the prior year.
We intend to pursue the following goals during fiscal year 2018.

•	Receive a commercial REG order.

•	Receive an order for our multi-ship module product from the U.S. Navy.

•	Receive an additional SPS order from the U.S. Navy.

•	Receive an additional SPS order from a foreign navy.

•	Achieve revenues from commercial VVO sales.
Results of Operations
Fiscal Years Ended March 31, 2017 and March 31, 2016
Revenues
Total revenues decreased by 22% to $75.2 million in fiscal 2016 from $96.0 million in fiscal 2015. Our revenues are summarized as follows (in thousands):

	Fiscal Years Ended March 31,
	2017	2016
Revenues:
Wind	$47,269	$68,883
Grid	27,926	27,140
Total	$75,195	$96,023

Revenues in our Wind business unit are derived from wind turbine electrical systems and core components, wind turbine license and development contracts, service contracts and consulting arrangements. Our Wind business unit accounted for 63% of total revenues in fiscal 2016 and 72% in fiscal 2015. Revenues in the Wind business unit decreased 31% to $47.3 million in fiscal 2016 from $68.9 million in fiscal 2015. The decrease in Wind business unit revenues was driven primarily by lower revenues from Inox in India. Such decrease in revenues was due to fewer than anticipated ECS shipments to Inox, which resulted from Inox's working capital constraints, particularly in the first half of 2016, and what we believe, based on our discussions with Inox, is a temporary demand dislocation caused by the reaction in certain states in India to a recent national wind energy auction that resulted in a record-low power purchase tariff.
Revenues in our Grid business unit are derived from our D-VAR product sales, HTS wire sales, revenues under government-sponsored electric utility projects, license contracts and other prototype development contracts. We also engineer, install and commission our products on a turnkey-basis for some customers. The Grid business unit accounted for 37% of total revenues in fiscal 2016 and 28% in fiscal 2015. Grid revenue increased 3% to $27.9 million in fiscal 2016 from $27.1 million in fiscal 2015. The increase in Grid revenue was primarily due to higher D-VAR system revenues and higher HTS project revenues which were partially offset by lower license revenue from BASF Corporation ("BASF").
Revenues from Project HYDRA and Project REG represented 7% and 6% of our Grid business unit’s revenue for fiscal 2016 and 2015, respectively.  Our revenues for these projects are derived by funding from the Department of Homeland Security (“DHS”).  Project HYDRA is a project with Consolidated Edison, Inc. (“ConEd”) to demonstrate our REG product in ConEd’s electric grid.  Project REG is a project with Commonwealth Edison, Inc. (“ComEd”) to permanently install our REG product in ComEd’s electric grid.  This fault current limiting cable system is designed to utilize customized Amperium® HTS wire, and ancillary controls to deliver more power through the grid while also being able to suppress power surges that can disrupt service. DHS has committed 100% of the total expected funding of $29.0 million for Project HYDRA.  Under Project REG, DHS is expected to invest up to $60.0 million to enable the deployment of the REG system in Chicago’s electric grid.  We have substantially completed the first phase of the project which among other things, has resulted in the creation of a detailed deployment plan.  In the fiscal year ended March 31, 2015, DHS committed funding of $1.5 million for this phase of the project.  During the fiscal year ended March 31, 2016, DHS committed funding of an additional $3.7 million, for a total of $5.2 million.  This additional funding serves as a bridge between the detailed deployment plan and construction phases of the project.  The period of performance to complete the engineering work extends through December 31, 2018.  The final phase of the project involves the delivery of the REG system and the associated construction and deployment of the system in ComEd’s grid.  We will not begin this phase of the project until all parties agree to proceed.  There can be no assurance that all parties will agree to proceed with the project.
Cost of Revenues and Gross Margin
Cost of revenues decreased by 13% to $64.4 million in fiscal 2016, compared to $74.0 million in fiscal 2015. Gross margin decreased to 14.4% in fiscal 2016 from 22.9% in fiscal 2015. The decrease in gross margin in fiscal 2016 was driven primarily by lower Wind revenue as discussed above.
Operating Expenses
Research and development
R&D expenses increased by 2% to $12.5 million, or 17% of revenue in fiscal 2016, compared to $12.3 million, or 13% of revenue, in fiscal 2015.  The increase in R&D expenses is primarily the result of new product development expenses in our Grid segment, partially offset by lower employee compensation expenses.
Selling, general, and administrative
Selling, general and administrative (“SG&A”) expenses decreased by 11% to $25.7 million, or 34% of revenue in fiscal 2016 from $28.9 million, or 30% of revenue, in fiscal 2015. The decrease in SG&A expenses in fiscal 2016 was primarily due to lower employee compensation expenses, as well as a decrease in software and license expenses.
Amortization of acquisition related intangibles
We recorded $0.2 million in both fiscal 2016 and fiscal 2015 in amortization expense related to our core technology and know-how, and trade names and trademark intangible assets.
Restructuring and impairments

We recorded restructuring and impairment charges of $0.8 million in fiscal 2015. For fiscal 2015, this consists primarily of an impairment charge of $0.7 million to fully impair our investment in Tres Amigas.
Operating loss
Our operating loss is summarized as follows (in thousands):

	Fiscal Years Ended March 31,
	2017	2016
Operating loss:
Wind	$(4,174)	$(1,256)
Grid	(20,476)	(14,835)
Unallocated corporate expenses	(2,892)	(4,027)
Total	$(27,542)	$(20,118)
Wind operating loss increased to $4.2 million in fiscal 2016 compared to $1.3 million in fiscal 2015. The increase in operating loss for fiscal 2016 was primarily attributable to decreased revenues as discussed above.
Grid operating loss increased to $20.5 million in fiscal 2016 from $14.8 million in fiscal 2015. The increase in operating loss for fiscal 2016 is primarily due to an unfavorable D-VAR revenue mix, lower license revenue from BASF in fiscal 2016 at 100% margin, as well as increased product development costs in fiscal 2016.
Unallocated corporate expenses in fiscal 2016 consisted entirely of stock-based compensation expense. Unallocated corporate expenses in fiscal 2015 included restructuring and impairment charges of $0.8 million and $3.2 million in stock-based compensation expense.
Change in fair value of derivatives and warrants
The change in fair value of derivatives and warrants resulted in a gain of $1.3 million in fiscal 2016 and a loss of $0.2 million in fiscal 2015.  The changes in the fair value were primarily due to changes in our stock price, which is a key valuation metric on the derivative liabilities.
Gain on sale of minority interest
We recorded a gain on sale of minority interest of $0.3 million in fiscal 2016, related to the receipt of the final payment for the sale of our investment in Tres Amigas. We recorded a gain on sale of minority interests of $3.1 million in fiscal 2015, related to the sale of our investment in Blade Dynamics and the receipt of the first payment from the sale of our investment in Tres Amigas.  Both of these investments were fully impaired prior to the time of their sale.
Interest expense, net
Interest expense, net was $0.4 million in fiscal 2016 compared to $1.0 million for fiscal 2015. The decrease in interest expense, net was primarily driven by lower interest expense due to the maturity of one of our term loans with Hercules Technology Growth Capital, Inc. (“Hercules”) in November 2016.
Other income (expense), net
Other income, net was less than $0.1 million in fiscal 2016, compared to other expense, net of $2.5 million in fiscal 2015. The decrease in other expense, net was due primarily to gains from foreign currency fluctuations in fiscal 2016.
Income Taxes
We recorded an income tax expense of $1.1 million in fiscal 2016, compared to $2.4 million in fiscal 2015. The decrease in income tax expense was driven primarily by decreases in income taxes in foreign jurisdictions and foreign withholding taxes.
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
Revenues from Project HYDRA and Project REG represented 6% and 9% of our Grid business unit’s revenue for fiscal 2015 and 2014, respectively. Our revenues for these projects are derived by $5.2 million of funding from DHS. The period of performance to complete the engineering work extends through December 31, 2018. The final phase of the project involves the delivery of the REG system and the associated construction and deployment of the system in ComEd’s grid. We will not begin this phase of the project until all parties agree to proceed. There can be no assurance that all parties will agree to proceed with the project.
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
We define non-GAAP net loss as net loss before gain on sale of interest in minority investments, stock-based compensation, arbitration award expense, amortization of acquisition-related intangibles, restructuring and impairment charges, consumption of zero cost-basis inventory, changes in fair value of derivatives and warrants, non-cash interest expense and other non-cash or unusual charges, and any tax effects related to these items, indicated in the table below. We believe non-GAAP net loss assists management and investors in comparing our performance across reporting periods on a consistent basis by excluding these non-cash charges and other items that we do not believe are indicative of our core operating performance. In addition, we use non-GAAP net loss as a factor in evaluating management’s performance when determining incentive compensation and to evaluate the effectiveness of our business strategies. A reconciliation of GAAP to non-GAAP net loss is set forth in the table below (in thousands, except per share data):

	Year ended March 31,
	2017	2016	2015
Net loss	$(27,373)	$(23,139)	$(48,656)
Gain on sale of interest in minority investments, net of tax effect	(325)	(2,919)	—
Stock-based compensation	2,892	3,248	5,936
Arbitration award expense	—	—	8,987
Amortization of acquisition-related intangibles	157	157	157
Restructuring and impairment charges	—	779	5,366
Consumption of zero cost-basis inventory	(1,373)	(4,960)	(7,982)
Change in fair value of derivatives and warrants	(1,304)	228	(3,963)
Non-cash interest expense	156	359	566
Tax effect of adjustments	220	—	—
Non-GAAP net loss	(26,950)	(26,247)	(39,589)

Non-GAAP net loss per share	$(1.95)	$(1.99)	$(4.67)
Weighted average shares outstanding - basic and diluted	13,804	13,178	8,477

We generated a non-GAAP net loss of $27.0 million, or $1.95 per share, for fiscal 2016, compared to $26.2 million, or $1.99 per share, for fiscal 2015, and $39.6 million, or $4.67 per share, for fiscal 2014. The increase in non-GAAP net loss in fiscal 2016 over 2015 was primarily related to increased net loss as a result of lower revenues, partially offset by lower adjustments to net loss from the gain on sale of minority investments, lower stock compensation expense and lower consumption of zero cost-basis inventory.  The decrease in non-GAAP net loss in fiscal 2015 over 2014 was primarily related to higher revenues in both business units, as well as higher gross margin.
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
At March 31, 2017, we had cash, cash equivalents, and restricted cash of $27.7 million, compared to $40.7 million at March 31, 2016, a decrease of $13.0 million. Our cash and cash equivalents, and restricted cash are summarized as follows (in thousands):

	March 31, 2017	March 31, 2016
Cash and cash equivalents	$26,784	$39,330
Restricted cash	960	1,391
Total cash, cash equivalents, and restricted cash	$27,744	$40,721
As of March 31, 2017, we had approximately $9.0 million of cash, cash equivalents, and restricted cash in foreign bank accounts, with a majority of this cash located in Europe.  The decrease in total cash and cash equivalents, and restricted cash was due primarily to cash used in operating activities. See further discussion below.
Net cash used in operating activities was $11.2 million, $4.6 million and $32.7 million in fiscal 2016, 2015 and 2014, respectively.  The increase in net cash used in operations in fiscal 2016 compared to fiscal 2015 was due primarily to non-recurring payments for customer deposits and licenses in fiscal 2015 and higher net loss for the reasons discussed above.  The decrease in fiscal 2015 compared to fiscal 2014 was primarily due to lower net loss for the reasons discussed above.
Net cash provided by investing activities was $0.2 million, $4.9 million and $1.8 million in fiscal 2016, 2015 and 2014, respectively. The decrease in net cash provided by investing activities in fiscal 2016 compared to fiscal 2015 was due primarily to a decrease in restricted cash as well as lower proceeds related to the sale of our minority interests.  The increase in net cash provided by investing activities in fiscal 2015 compared to fiscal 2014 was driven primarily by the proceeds from the sale of our minority interests in Blade Dynamics and Tres Amigas.
Net cash (used in)/provided by financing activities was ($1.1 million), $18.2 million and $8.8 million in fiscal 2016, 2015 and 2014, respectively.  The decrease in net cash provided by financing activities in fiscal 2016 compared to fiscal 2015 was primarily due to net proceeds of $22.3 million from the issuance of 4.0 million shares of common stock in April 2015, compared to net proceeds of $2.5 million from sales of 379,693 shares of common stock under the ATM during the fiscal quarter ended March 31, 2017. The increase in cash provided by financing activities in fiscal 2015 compared to fiscal 2014 is primarily due to net proceeds from the April 2015 equity offering, which was an increase of $7.3 million over fiscal 2014 net offering proceeds from the sale of shares under a previous at market issuance sales agreement and an equity offering in November 2014.  See Note 10, “Warrants and Derivative Liabilities” for further information on the November 2014 equity offering.  Additionally, amounts used to repay debt decreased by $3.3 million compared to fiscal 2014 due to the repayment in full of one of our term loans in the prior-year period.
At March 31, 2017 and 2016, we had $0.8 million and $0.5 million, respectively, of restricted cash included in current assets, and $0.2 million and $0.9 million, respectively of restricted cash included in long-term assets. These amounts included in restricted cash primarily represent deposits to secure surety bonds and letters of credit for various customer contracts. These deposits are held in interest bearing accounts.
On November 15, 2013, we amended our Loan and Security Agreement (the “Term Loan”) with Hercules and entered into a new term loan (the “Term Loan B”), borrowing $10.0 million. After closing fees and expenses, we received net proceeds of $9.8 million. The Term Loan B bore an interest rate equal to 11% plus the percentage, if any, in which the prime rate as reported by The Wall Street Journal exceeds 3.75%. We made interest-only payments from December 1, 2013 to May 31, 2014. Beginning June 1, 2014, we began making payments on the Term Loan B in equal monthly installments which ended at maturity on November 1, 2016.
On December 19, 2014, we entered into another amendment with Hercules (the “Hercules Second Amendment”) and entered into a new term loan (the “Term Loan C” or "Term Loan"), borrowing an additional $1.5 million.  After closing fees and expenses, the net proceeds from the Term Loan C were $1.4 million.  The Term Loan C bears the same interest rate as the Term Loan B, which increased to 11.25% effective March 16, 2017.  We are making interest only payments until maturity on June 1, 2017, when the loan is scheduled to be repaid in its entirety.
The Term Loan C is secured by substantially all of our existing and future assets, including a mortgage on real property owned by our wholly-owned subsidiary, ASC Devens LLC, and located at 64 Jackson Road, Devens, Massachusetts.  The Term Loan contains certain covenants that restrict our ability to, among other things, incur or assume certain debt, merge or consolidate, materially change the nature of our business, make certain investments, acquire or dispose of certain assets, make guarantees or grant liens on our assets, make certain loans, advances or investments, declare dividends or make distributions or enter into transactions with affiliates. In addition, there is a covenant that requires us to maintain a minimum unrestricted cash balance (the “Minimum Threshold”) in the United States.  As part of the Hercules Second Amendment, this Minimum Threshold was amended to be the lower of $5.0 million or the aggregate outstanding principal balance of the then outstanding term loans.  As a result of the April 2015 offering (see discussion below), the Minimum Threshold was reduced to the lesser of $2.0 million or the aggregate outstanding principal balance of the then outstanding term loans.  As of March 31, 2017, the Minimum Threshold was $1.5 million.  The events of default under the Term Loan include, but are not limited to, failure to pay amounts due, breaches of covenants, bankruptcy events, cross defaults under other material indebtedness and the occurrence of a material adverse effect and/or change in control. In the case of a continuing event of default, Hercules may, among other remedies, declare due all unpaid principal amounts outstanding and any accrued but unpaid interest and foreclose on all collateral granted to Hercules as security under the Term Loan.
We believe we are in and expect to remain in compliance with the covenants and restrictions under the Term Loan as of the date of this Annual Report on Form 10-K. If we fail to stay in compliance with our covenants or experience some other event of default, we may be forced to repay the outstanding principal on the Term Loan.
We have experienced recurring operating losses and as of March 31, 2017, had an accumulated deficit of $955.6 million. In addition, we have experienced recurring negative operating cash flows and our Wind segment revenues decreased substantially in fiscal 2016 as compared to fiscal 2015. From April 1, 2011 through the date of this filing, we have reduced our global workforce substantially, including an 8% reduction in force, primarily affecting employees in our Devens, Massachusetts facility, effective April 4, 2017. We expect to incur restructuring charges of $1.5 million to $2.0 million in cash severance expenses in the fiscal quarter ending June 30, 2017 in connection with the workforce reduction. We plan to closely monitor our expenses and, if required, expect to further reduce operating costs and capital spending to enhance liquidity. At March 31, 2017, we had cash and cash equivalents of $26.8 million, and cash used in operations of $11.2 million for the year ended March 31, 2017.
In April 2015, we completed an equity offering which raised net proceeds of $22.3 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us from the sale of 4.0 million shares of our common stock at a public offering price of $6.00 per share.  On October 6, 2015, 100% of the outstanding common stock of Blade Dynamics was acquired by a subsidiary of General Electric Company.  After deducting transaction expenses, we received net proceeds of $2.8 million from the sale, which was recorded as a gain during the year ended March 31, 2016.  On March 11, 2016, we sold 100% of our minority investment in Tres Amigas to an investor for $0.6 million. We received $0.3 million according to the terms of the purchase agreement upon closing, which was recorded as a gain during the three months ended March 31, 2016.  The final $0.3 million, which was due upon the achievement of certain agreed-upon financing conditions, was received and recorded as a gain during the third quarter of fiscal 2016.  On January 27, 2017, we entered into the ATM. During the three months ended March 31, 2017, we realized net proceeds of $2.5 million from the sale of 379,693 shares of our common stock at an average price of $6.79 per share. No sales of our common stock were made under the ATM after March 31, 2017. On May 4, 2017, we provided to FBR Capital Markets & Co., the sales agent, a notice of termination of the ATM. Also, on May 10, 2017, we completed an equity offering, which raised net proceeds of $14.7 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us from the sale of 4.0 million shares of our common stock at a public offering price of $4.00 per share.
We believe, based on the information presented above and our annual assessment, that we have sufficient available liquidity to fund our operations, capital expenditures and scheduled cash payments under our debt obligations for the next twelve months following the issuance of our financial statements. Our liquidity is highly dependent on our ability to increase revenues, control our operating costs, and our ability to raise additional capital, if necessary.  There can be no assurance that we will be able to continue to raise additional capital from other sources or execute on any other means of improving our liquidity as described above.
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
Contractual Obligations
Contractual obligations represent future cash commitments and liabilities under agreements with third parties. Operating leases include minimum payments under leases for our facilities and certain equipment; see Item 2, “Properties,” for more information. Purchase commitments represent enforceable and legally binding agreements with suppliers to purchase goods or services. As of March 31, 2017, we are committed to make the following payments under contractual obligations (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Non-cancellable purchase commitments	$4,940	$4,926	$14	$—	$—
Senior Term Loans	1,500	1,500	—	—	—
Operating leases (rent)	1,597	960	473	164	—
Operating leases (other)	87	62	21	4	—
Total contractual obligations	$8,124	$7,448	$508	$168	$—
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (IASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance substantially converges final standards on revenue recognition between the FASB and IASB providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles. The FASB has subsequently issued the following amendments to ASU 2014-09 which are all effective for annual reporting periods beginning after December 15, 2017.

•
 In March 2016 the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations.

•
In April 2016 the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance.

•
In May 2016 the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow- Scope Improvements and Practical Expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers.

•
In December 2016 the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which amends certain narrow aspects of the guidance issued in ASU 2014-09 including guidance related to the disclosure of remaining performance obligations and prior-period performance obligations, as well as other amendments to the guidance on loan guarantee fees, contract costs, refund liabilities, advertising costs and the clarification of certain examples.

We are currently evaluating the provisions of ASU 2014-09 and its amendments, and assessing the impact the adoption of this guidance will have on our financial position, results of operations and disclosures.  We anticipate the adoption of this guidance will result in certain changes in the identification of deliverables in our contracts and allocation of transaction price. We are required to adopt the new standards in the first quarter of fiscal 2018 using one of two application methods: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). We are currently evaluating the available adoption methods.
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
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern.  The new standard explicitly requires the assessment at interim and annual periods, and provides management with its own disclosure guidance. This ASU is effective for annual reporting periods and interim periods, within those annual periods ending after December 15, 2016.  We adopted ASU 2014-15 effective March 31, 2017 and concluded there is no material impact on our current practices.
In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  The amendments in ASU 2015-03 require an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years.  We adopted ASU 2015-03 effective April 1, 2016 and concluded that there is no material impact on our consolidated results of operations, financial condition, or cash flow.
In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements.  The amendments in ASU 2015-10 clarify and correct some of the difference that arose between original guidance from FASB, EITF and other sources, and the translation into the new Codification. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years.  We adopted ASU 2015-10 effective April 1, 2016 and concluded that there is no material impact on our consolidated results of operations, financial condition, or cash flow.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.  The amendments in ASU 2015-11 clarify the proper way to identify market value in the use of lower of cost or market value valuation method.  As market value could be determined multiple ways under prior standards, it will now be considered as net realizable value. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years.  We adopted ASU 2015-11 effective March 31, 2017 and concluded there is no material impact on our current practices.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.  The amendments in ASU 2015-16 require that an acquirer recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years.  We adopted ASU 2015-16 effective April 1, 2016 and concluded that there is no material impact on our consolidated results of operations, financial condition, or cash flow.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The amendments in ASU 2016-01 enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years.  We are currently evaluating the impact, if any, the adoption of ASU 2016-01 may have on our current practices.
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
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The amendments in ASU 2016-09 simplify several aspects of the accounting for share-based payment transactions, including tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2016.  We adopted ASU 2016-09 effective April 1, 2016 and concluded that there is no material impact on our current practices.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in ASU 2016-13 provide more decision useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that year.  We are currently evaluating the impact, if any, the adoption of ASU 2016-13 may have on our current practices.
In 2016, the FASB issued the following two ASU's on Statement of Cash Flows (Topic 230). Both amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that year.

•
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in ASU 2016-15 provide more guidance towards the classification of multiple different types of cash flows in order to reduce the diversity in reporting across entities.

•
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in ASU 2016-18 explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.

We are currently evaluating the impact, if any, the adoption of ASU 2016-15 and ASU 2016-18 may have on our current practices.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The amendments in ASU 2016-16 improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that year.  We are currently evaluating the impact, if any, the adoption of ASU 2016-16 may have on our current practices.
In January 2017, the FASB issued ASU 2017-01, Business Combinations. The amendments in ASU 2017-01 clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods.  We are currently evaluating the impact the adoption of ASU 2017-01 may have on our current practices.
In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures. The amendments in ASU 2017-03 provide additional detail surrounding disclosures required related to adoption of new pronouncements. The ASU is effective for the periods of each related pronouncement.  We are currently evaluating the impact the adoption of ASU 2017-03 may have on our current practices.

In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Non-financial Assets(Subtopic 610-20). The amendments in ASU 2017-05 clarify the scope of Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Non-financial Assets, and to add guidance for partial sales of non-financial assets. Subtopic 610-20, which was issued in May 2014 as a part of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), provides guidance for recognizing gains and losses from the transfer of non-financial assets in contracts with non customers.  We are currently evaluating the impact the adoption of ASU 2017-05 may have on our current practices.
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
Our license agreements provide either for the payment of contractually determined paid-up front license fees or milestone based payments in consideration for the grant of rights to manufacture and or sell products using our patented technologies or know-how. Some of these agreements provide for the release of the licensee from intellectual property infringements past and future claims. When we can determine that we have no further obligations other than the grant of the license and that we have fully transferred the technology knowhow, we will recognize the revenue. In certain arrangements we may also agree to provide training services to transfer the technology know-how.  In other license arrangements we have determined that the licenses have no standalone value to the customer and are not separable from training services as we can only fully transfer the technology know-how through the training component. Accordingly, we account for these arrangements as a single unit of accounting, and recognize revenue over the period of its performance and milestones that have been achieved. Costs for these arrangements are expensed as incurred.
In December 2015, we entered into a set of strategic agreements valued at approximately $210.0 million with Inox, which includes a multi-year supply contract pursuant to which we will supply electric control systems to Inox and a license agreement allowing Inox to manufacture a limited number of electrical control systems over the next three to four years.  We determined this license has standalone value to the customer and can be separated from the supply contract.  The license agreement includes customer acceptance criteria to demonstrate the know-how to manufacture the electrical control systems has been fully transferred. We continue to defer revenue recognition for the allocable portion of the license until this acceptance criteria has been met.
In March 2016, we entered into a set of agreements to jointly develop an advanced low cost manufacturing process for second generation high temperature superconductor wire with BASF. In the joint development, our manufacturing know-how for our Amperium® superconductor wire and BASF's chemical solution deposition production technology are being combined. As part of the agreements, we also entered into a royalty-bearing, non-exclusive license under which we will provide BASF a specified portion of our second generation (2G) high temperature superconductor (HTS) wire manufacturing technology.  We determined that the license rights we provide to BASF have standalone value from the ongoing joint development effort. We transferred the license rights to BASF in March 2016, recording $3.0M of license revenues in the fiscal year ended March 31, 2016 as there were no remaining obligations associated with these rights. Any newly developed intellectual property as a result of the joint development will be owned by BASF.  Should this development effort be successful, we have the right to incorporate this new technology into our manufacturing process on a royalty-free basis. BASF has also agreed to make guaranteed annual payments to us through fiscal 2017 and has an option to continue the joint development through fiscal 2018. We are recording revenue for the research and development services we are providing over the term of the arrangement.
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
Accounts Receivable
Accounts receivable consist of amounts owed by commercial companies and government agencies. Accounts receivable are stated net of allowances for doubtful accounts. Our accounts receivable relate principally to a limited number of customers. As of March 31, 2017, of our total receivable balance, Inox accounted for approximately 52%, and SSE plc accounted for approximately 17%, with no other customers accounting for greater than 10% of the balance. As of March 31, 2016, Inox accounted for approximately 84% of our total receivable balance, with no other customers accounting for greater than 10% of the balance. Changes in the financial condition or operations of our customers may result in delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations. As such, we may require collateral, advanced payment or other security based upon the customer history and/or creditworthiness. In determining the allowance for doubtful accounts, we evaluate the collectability of accounts receivable based primarily on the probability of recoverability based on historical collection and write-off experience, the age of past due receivables, specific customer circumstances, and current economic trends. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Inventory
Inventories include material, direct labor and related manufacturing overhead, and are stated at the lower of cost or net realizable value determined on a first-in, first-out basis. We record inventory when we take delivery and title to the product according to the terms of each supply contract.
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
We recorded inventory reserves of $1.6 million during fiscal 2016 and $2.7 million during fiscal 2015, respectively, based on evaluating our ending inventories for excess quantities and obsolescence. We recorded an inventory reserve of approximately $63.9 million during fiscal 2010 based on our evaluation of forecasted demand in relation to the inventory on hand and market conditions surrounding our products as a result of the assumption that Sinovel and certain other customers in China would fail to meet their contractual obligations and demand that was previously forecasted would fail to materialize. If, in any period, we are able to sell inventories that were not valued or that had been reserved in a previous period, related revenues would be recorded without any offsetting charge to cost of revenues, resulting in a net benefit to our gross profit in that period. In fiscal 2016, 2015, and 2014, $1.4 million, $5.0 million, and $8.0 million respectively, were recognized as a net benefit to gross profit for inventory previously reserved in fiscal year 2010.
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

On April 3, 2017, the Board of Directors approved a plan to reduce our global workforce by approximately 8%, effective April 4, 2017 primarily in our Devens, Massachusetts facility. The Board of Directors also approved a move from our currently owned 355,000 square-foot facility in Devens, Massachusetts to a smaller facility better suited for our 2G wire process and our systems manufacturing. Since the restructuring activities impacted our Superconductor and Corporate assets group, we concluded that there were indicators of potential impairment of our long-lived assets that required further analysis for these assets groups as of March 31, 2017. We conducted assessments of the recoverability of these assets by comparing the carrying value of the assets to the pre-tax undiscounted cash flows estimated to be generated by those assets over their remaining book useful lives. Based on the calculations performed by management, the sum of the undiscounted cash flows forecasted to be generated by certain assets were less than the carrying value of those assets. Therefore, there were indicators that certain of our assets were impaired and we performed additional analysis. An evaluation of the level of impairment was made by comparing the fair value of the definite long-lived tangible and intangible assets of its reporting units against their carrying values.

The fair values for the impacted property and equipment were based on what we could reasonably expect to sell each asset for from the perspective of a market participant. The determination of the fair value of our property and equipment includes estimates and judgments regarding marketability and ultimate sales price of individual assets. We utilized market data and approximations from comparable analyses to arrive at the fair value of the impacted property and equipment. The fair values of the amortizable intangible assets related to core technology and trade names were determined using primarily the relief-from-royalty method over the estimated economic lives of these assets from a perspective of a market participant. During the fiscal year ended March 31, 2017, we determined that the long-lived assets for the Superconductor and Corporate asset groups were not impaired as their estimated fair values exceed the carrying values.
Income taxes
Our provision for income taxes is comprised of a current and a deferred portion. The current income tax provision is calculated as the estimated taxes payable or refundable on tax returns for the current year. The deferred income tax provision is calculated for the estimated future tax effects attributable to temporary differences and carryforwards using expected tax rates in effect in the years during which the differences are expected to reverse. All deferred tax assets and liabilities are presented as non-current in the Consolidated Balance Sheet.
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
We evaluate our permanent reinvestment assertions with respect to foreign earnings at each reporting period. We have not recorded a deferred tax asset for the temporary difference associated with the excess of the tax basis over the book basis in our Austrian and Chinese subsidiaries as the future tax benefit is not expected to reverse in the foreseeable future. We have recorded a deferred tax liability as of March 31, 2017 for the undistributed earnings of our remaining foreign subsidiaries for which we can no longer assert are permanently reinvested. The total amount of undistributed earnings available to be repatriated at March 31, 2017 was $2.1 million resulting in the recording of a $0.7 million net deferred federal and state income tax liability. See Note 11, “Income Taxes,” of our consolidated financial statements for the results of this assessment.
Stock-based compensation

We measure compensation cost arising from the grant of share-based payments to employees at fair value and recognize such cost over the period during which the employee is required to provide service in exchange for the award, usually the vesting period. Total stock-based compensation expense recognized during the fiscal years ended March 31, 2017, 2016, and 2015 was $2.9 million, $3.2 million, and $5.9 million, respectively. For awards with service conditions only, we recognize compensation cost on a straight-line basis over the requisite service/vesting period. For awards with performance conditions, accruals of compensation cost are made based on the probable outcome of the performance conditions. The cumulative effect of changes in the probability outcomes are recorded in the period in which the changes occur.
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
Our adoption of ASU 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting also resulted in the prospective classification of excess tax benefits as cash flows from operating activities in the same manner as other cash flows related to income taxes within the consolidated statements of cash flows. Based on the prospective method of adoption chosen, the classification of excess tax benefits within the consolidated statements of cash flows for prior periods presented has not been adjusted to reflect the change.
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
Fair Value of Financial Instruments
Our financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, derivatives, warrants, and the term loans.  The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses due to their short nature approximate fair value at March 31, 2017 and 2016. The estimated fair values have been determined through information obtained from market sources and management estimates.  The fair value for the debt and warrant arrangements has been estimated by management based on the terms that we believe we could obtain in the current market for debt with the same terms and similar maturities.  The warrants are subject to revaluation at each balance sheet date, and any change in fair value will be recorded as a change in fair value in other (expense) income until the earlier of the warrants’ exercise or expiration. We rely on assumptions used in a lattice model to determine the fair value of the warrants. We have appropriately valued the warrants within Level 3 of the valuation hierarchy.

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
Foreign currency gains (losses), are included in net loss and were $0.1 million, ($2.3) million and $2.7 million for the fiscal years ended March 31, 2017, 2016 and 2015, respectively.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
of American Superconductor Corporation

We have audited the accompanying consolidated balance sheets of American Superconductor Corporation and its subsidiaries (collectively, the “Company”) as of March 31, 2017 and 2016, and the related consolidated statements of  operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2017, and the financial statement schedule of American Superconductor Corporation and subsidiaries listed in Item 15(a)2 as of March 31, 2017 and 2016 and for each of the three years in the period ended March 31, 2017. We also have audited the Company's internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and the financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Superconductor Corporation and its subsidiaries as of March 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America, and in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein. Also in our opinion, American Superconductor Corporation and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
/s/ RSM US LLP
Boston, Massachusetts
May 25, 2017

AMERICAN SUPERCONDUCTOR CORPORATION
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2017	March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$26,784	$39,330
Accounts receivable, net	7,956	19,264
Inventory	17,462	18,512
Prepaid expenses and other current assets	2,703	5,778
Restricted cash	795	457
Total current assets	55,700	83,341

Property, plant and equipment, net	43,438	49,778
Intangibles, net	301	854
Restricted cash	165	934
Deferred tax assets	407	96
Other assets	233	315

Total assets	$100,244	$135,318

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$14,490	$23,156
Note payable, current portion, net of discount of $19 as of March 31, 2017 and $42 as of March 31, 2016	1,481	2,624
Derivative liabilities	1,923	3,227
Deferred revenue	14,323	12,000
Total current liabilities	32,217	41,007

Note payable, net of discount of $133 as of March 31, 2016	—	1,367
Deferred revenue	7,631	9,269
Deferred tax liabilities	125	63
Other liabilities	45	63
Total liabilities	40,018	51,769

Commitments and contingencies (Note 13)

Stockholders' equity:
Common stock, $0.01 par value, 75,000,000 shares authorized; 14,713,839 and 14,107,126 shares issued at March 31, 2017 and 2016, respectively	147	141
Additional paid-in capital	1,017,510	1,011,813
Treasury stock, at cost, 97,529 and 51,506 shares at March 31, 2017 and 2016, respectively	(1,371)	(881)
Accumulated other comprehensive (loss) income	(503)	660
Accumulated deficit	(955,557)	(928,184)
Total stockholders' equity	60,226	83,549

Total liabilities and stockholders' equity	$100,244	$135,318
The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2017	2016	2015
Revenues	$75,195	$96,023	$70,530

Cost of revenues	64,352	74,041	67,442

Gross profit	10,843	21,982	3,088

Operating expenses:
Research and development	12,540	12,303	11,878
Selling, general and administrative	25,688	28,861	29,217
Arbitration award expense	—	—	8,987
Restructuring and impairments	—	779	5,366
Amortization of acquisition related intangibles	157	157	157
Total operating expenses	38,385	42,100	55,605

Operating loss	(27,542)	(20,118)	(52,517)

Change in fair value of derivatives and warrants	1,304	(228)	3,963
Gain on sale of minority interests	325	3,092	—
Interest expense, net	(383)	(1,037)	(1,882)
Other income (expense), net	65	(2,457)	1,596

Loss before income tax expense (benefit)	(26,231)	(20,748)	(48,840)

Income tax expense (benefit)	1,142	2,391	(184)

Net loss	$(27,373)	$(23,139)	$(48,656)

Net loss per common share
Basic	$(1.98)	$(1.76)	$(5.74)
Diluted	$(1.98)	$(1.76)	$(5.74)

Weighted average number of common shares outstanding
Basic	13,804	13,178	8,477
Diluted	13,804	13,178	8,477

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Fiscal Year Ended March 31,
	2017	2016	2015
Net loss	$(27,373)	$(23,139)	$(48,656)

Other comprehensive (loss) gain, net of tax:
Foreign currency translation (losses) gains	(1,163)	968	(2,147)
Total other comprehensive (loss) gain, net of tax	(1,163)	968	(2,147)
Comprehensive loss	$(28,536)	$(22,171)	$(50,803)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Number of Shares	Par Value
Balance at March 31, 2014	7,893	$79	$967,100	$(370)	$1,839	$(856,389)	$112,259
Issuance of common stock - ESPP	17	—	124	—	—	—	124
Issuance of common stock - restricted shares	301	3	(3)	—	—	—	—
Stock-based compensation expense	—	—	5,936	—	—	—	5,936
Issuance of stock for 401(k) match	35	—	392	—	—	—	392
Issuance of common stock-ATM, net of costs	375	4	5,835	—	—	—	5,839
Issuance of common stock-Hudson Bay Capital	909	9	5,216	—	—	—	5,225
Issuance of common stock to settle liabilities	94	1	1,322	—	—	—	1,323
Reverse stock split	—	—	(1)	—	—	—	(1)
Repurchase of treasury stock	—	—	—	(401)	—	—	(401)
Cumulative translation adjustment	—	—	—	—	(2,147)	—	(2,147)
Net loss	—	—	—	—	—	(48,656)	(48,656)
Balance at March 31, 2015	9,624	$96	$985,921	$(771)	$(308)	$(905,045)	$79,893
Issuance of common stock - ESPP	8	—	30	—	—	—	30
Issuance of common stock - restricted shares	409	4	(4)	—	—	—	—
Stock-based compensation expense	—	—	3,248	—	—	—	3,248
Issuance of stock for 401(k) match	66	1	376	—	—	—	377
Issuance of common stock-equity offering	4,000	40	22,242	—	—	—	22,282
Repurchase of treasury stock	—	—	—	(110)	—	—	(110)
Cumulative translation adjustment	—	—	—	—	968	—	968
Net loss	—	—	—	—	—	(23,139)	(23,139)
Balance at March 31, 2016	14,107	$141	$1,011,813	$(881)	$660	$(928,184)	$83,549
Issuance of common stock - restricted shares	174	2	(2)	—	—	—	—
Stock-based compensation expense	—	—	2,892	—	—	—	2,892
Issuance of stock for 401(k) match	53	—	284	—	—	—	284
Issuance of common stock-equity offering	380	4	2,523	—	—	—	2,527
Repurchase of treasury stock	—	—	—	(490)	—	—	(490)
Cumulative translation adjustment	—	—	—	—	(1,163)	—	(1,163)
Net loss	—	—	—	—	—	(27,373)	(27,373)
Balance at March 31, 2017	14,714	$147	$1,017,510	$(1,371)	$(503)	$(955,557)	$60,226

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended March 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(27,373)	$(23,139)	$(48,656)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	7,519	7,972	9,554
Stock-based compensation expense	2,892	3,248	5,936
Impairment of minority interest investments	—	746	3,464
Provision for excess and obsolete inventory	1,615	2,713	1,386
Write-off prepaid taxes	—	289	—
Gain on sale from minority interest investments	(325)	(3,092)	—
Loss from minority interest investments	—	356	743
Change in fair value of derivatives and warrants	(1,304)	228	(3,963)
Reversal of Catlin legal costs	—	—	(2,220)
Non-cash interest expense	156	359	566
Other non-cash items	(940)	1,462	(2,436)
Changes in operating asset and liability accounts:
Accounts receivable	11,143	(9,318)	(2,677)
Inventory	(815)	(782)	(1,887)
Prepaid expenses and other current assets	2,729	5,608	(2,330)
Accounts payable and accrued expenses	(7,938)	1,543	5,579
Deferred revenue	1,426	7,248	4,265
Net cash used in operating activities	(11,215)	(4,559)	(32,676)

Cash flows from investing activities:
Purchase of property, plant and equipment	(656)	(1,201)	(737)
Proceeds from the sale of property, plant and equipment	29	47	18
Change in restricted cash	431	2,669	2,248
Proceeds from sale of minority interests	325	3,092	—
Change in other assets	63	266	280
Net cash provided by investing activities	192	4,873	1,809

Cash flows from financing activities:
Employee taxes paid related to net settlement of equity awards	(490)	(110)	(401)
Proceeds from the issuance of debt, net of expenses	—	—	1,422
Repayment of debt	(3,167)	(4,000)	(7,295)
Proceeds from ATM sales, net	2,527	—	5,839
Proceeds from public equity offering, net	—	22,282	9,094
Proceeds from exercise of employee stock options and ESPP	—	30	124
Net cash (used in) provided by financing activities	(1,130)	18,202	8,783

Effect of exchange rate changes on cash and cash equivalents	(393)	324	(540)

Net (decrease)/increase in cash and cash equivalents	(12,546)	18,840	(22,624)
Cash and cash equivalents at beginning of year	39,330	20,490	43,114
Cash and cash equivalents at end of year	$26,784	$39,330	$20,490

Supplemental schedule of cash flow information:
Cash paid for income taxes, net of refunds	$992	$1,723	$362
Issuance of common stock to settle liabilities	399	377	1,715
Cash paid for interest	280	709	1,362
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
Liquidity
The Company has experienced recurring operating losses and as of March 31, 2017, the Company had an accumulated deficit of $955.6 million. In addition, the Company has experienced recurring negative operating cash flows.  At March 31, 2017, the Company had cash and cash equivalents of $26.8 million. Cash used in operations for the year ended March 31, 2017 was $11.2 million.
From April 1, 2011 through the date of this filing, the Company has reduced its global workforce substantially, including an 8% reduction in force, primarily affecting employees in its Devens, Massachusetts facility, effective April 4, 2017.  The Company has taken actions to consolidate certain business operations to reduce facility costs.  As of March 31, 2017, the Company had a global workforce of 354 persons.  The Company plans to closely monitor its expenses and, if required, expects to further reduce operating costs and capital spending to enhance liquidity. The Company expects to incur restructuring charges of $1.5 million to $2.0 million in cash severance expenses in the first quarter of fiscal 2017, in connection with the workforce reduction.
Over the last several years, the Company has entered into several debt and equity financing arrangements in order to enhance liquidity.  During the fiscal years ended March 31, 2013 through 2017, the Company generated aggregate cash flows from financing activities of $69.9 million, including net proceeds of $2.5 million during the three months ended March 31, 2017 from the Company's At Market Issuance Sales Agreement ("ATM") with FBR Capital Markets & Co.  In addition, on May 10, 2017, the Company completed an additional equity offering, which generated net proceeds of approximately $14.7 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company terminated the ATM in conjunction with this equity offering. See Note 9, “Debt”, Note 12 “Stockholders’ Equity”, and Note 19, "Subsequent Events" for further discussion of these financing arrangements. The Company believes that it is in compliance with the covenants and restrictions included in the agreements governing its debt arrangements as of March 31, 2017.
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
The Company believes based on the information presented above, and its annual management assessment, that it has sufficient liquidity to fund its operations, capital expenditures and scheduled cash payments under its debt obligations to meet the liquidity needs for the next twelve months following the issuance of the financial statements.  The Company’s liquidity is highly dependent on its ability to increase revenues, its ability to control its operating costs, its ability to maintain compliance with the covenants and restrictions on its debt obligations (or obtain waivers from the lender in the event of non-compliance), and its ability to raise additional capital, if necessary.  There can be no assurance that the Company will be able to continue to raise additional capital from other sources or execute on any other means of improving liquidity described above.

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
Accounts Receivable
Accounts receivable consist of amounts owed by commercial companies and government agencies. Accounts receivable are stated net of allowances for doubtful accounts. The Company’s accounts receivable relate principally to a limited number of customers. As of March 31, 2017, Inox, accounted for approximately 52%, and SSE plc for approximately 17% of the Company’s total receivable balance, with no other customer accounting for greater than 10% of the balance.  As of March 31, 2016, Inox, accounted for approximately 84% of the Company’s total receivable balance, with no other customer accounting for greater than 10% of the balance. Changes in the financial condition or operations of the Company’s customers may result in delayed payments or non-payments which would adversely impact its cash flows from operating activities and/or its results of operations. As such the Company may require collateral, advanced payment or other security based upon the customer history and/or creditworthiness. In determining the allowance for doubtful accounts, the Company evaluates the collectability of accounts receivable based primarily on the probability of recoverability based on historical collection and write-off experience, the age of past due receivables, specific customer circumstances, and current economic trends. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.
Inventory
Inventories include material, direct labor and related manufacturing overhead, and are stated at the lower of cost or net realizable value determined on a first-in, first-out basis. The Company records inventory when it takes delivery and title to the product according to the terms of each supply contract.
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
For the fiscal years ended March 31, 2017 and 2016, the Company recorded inventory reserves of approximately $1.6 million and $2.7 million, respectively, based on evaluating its ending inventory on hand for excess quantities and obsolescence. For the fiscal years ended March 31, 2017, 2016, and 2015, the Company recorded benefits of $1.4 million, $5.0 million, and $8.0 million, respectively, for the usage of inventories previously reserved.
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
Valuation of Long-Lived Assets
The Company periodically evaluates its long-lived assets, consisting principally of fixed assets and amortizable intangible assets, for potential impairment. In accordance with the applicable accounting guidance for the treatment of long-lived assets, the Company reviews the carrying value of its long-lived assets or asset group that is held and used, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Under the held and used approach, the asset or asset group to be tested for impairment should represent the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company evaluates its long-lived assets whenever events or circumstances suggest that the carrying amount of an asset or group of assets may not be recoverable from the estimated undiscounted future cash flows.
On April 3, 2017, the Board of Directors approved a plan to reduce the Company's global workforce by approximately 8%, effective April 4, 2017 primarily in its Devens, Massachusetts facility. The Board of Directors also approved a move from the Company's currently owned 355,000 square-foot facility in Devens, Massachusetts to a smaller facility better suited for its 2G wire process and systems manufacturing. Since the restructuring activities impacted its Superconductor and Corporate assets group, the Company concluded that there were indicators of potential impairment of its long-lived assets that required further analysis for these assets groups as of March 31, 2017. The Company conducted assessments of the recoverability of these assets by comparing the carrying value of the assets to the pre-tax undiscounted cash flows estimated to be generated by those assets over their remaining book useful lives. Based on the calculations performed by management, the sum of the undiscounted cash flows forecasted to be generated by certain assets were less than the carrying value of those assets. Therefore, there were indicators that certain of its assets were impaired and the Company performed additional analysis. An evaluation of the level of impairment was made by comparing the fair value of the definite long-lived tangible and intangible assets of its reporting units against their carrying values.
The fair values for the impacted property and equipment were based on what the Company could reasonably expect to sell each asset for from the perspective of a market participant. The determination of the fair value of its property and equipment includes estimates and judgments regarding marketability and ultimate sales price of individual assets. The Company utilized market data and approximations from comparable analyses to arrive at the fair value of the impacted property and equipment. The fair values of the amortizable intangible assets related to core technology and trade names were determined using primarily the relief-from-royalty method over the estimated economic lives of these assets from a perspective of a market participant. During the fiscal year ended March 31, 2017, the Company determined that the long-lived assets for the Superconductor and Corporate asset groups were not impaired as the estimated fair values exceeded the carrying values.
Equity Method Investments
The Company uses the equity method of accounting for investments in entities in which it has an ownership interest, but does not exercise a controlling interest in the operating and financial policies of an investee. Under this method, an investment is carried at the acquisition cost, plus the Company’s equity in undistributed earnings or losses since acquisition.
The Company periodically tests its investments for potential impairment whenever events and circumstances indicate a loss in the fair value of the investments may be other than temporary.  During the year ended March 31, 2016, the Company recorded an impairment charge of $0.7 million on its investment in Tres Amigas.  During the year ended March 31, 2015, the Company recorded an impairment charge of $3.5 million on its investment in Blade Dynamics. Both of these minority investments have been sold as of March 31, 2017. See Note 15, “Minority Investments”, for further discussion.
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
During the year ended March 31, 2011, the Company determined that revenues from certain of its customers in China could not be recorded for shipments made according to the delivery terms, as the fee was not fixed or determinable or collectability was not reasonably assured. For these customers, the Company is utilizing a cash basis of accounting with cash applied first against accounts receivable balances, then costs of shipments (inventory and value added taxes) before recognizing any gross margin. Payments of $0.9 million were received from these customers during the fiscal year ended March 31, 2017, for past shipments and recorded as revenue. There were no payments received for past shipments in the fiscal years ended March 31, 2016 and 2015.
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
The Company’s license agreements provide either for the payment of contractually determined paid-up front license fees or milestone based payments in consideration for the grant of rights to manufacture and or sell products using its patented technologies or know-how. Some of these agreements provide for the release of the licensee from intellectual property infringements past and future claims. When the Company can determine that it has no further obligations other than the grant of the license and that the Company has fully transferred the technology know-how, the Company recognizes the revenue under a completed contract model. In other license arrangements, the Company may also agree to provide training services to transfer the technology know-how.  In these arrangements, the Company has determined that the licenses have no standalone value to the customer and are not separable from training services as the Company can only fully transfer the technology know-how through the training component. Accordingly, the Company accounts for these arrangements as a single unit of accounting, and recognizes revenue over the period of its performance and milestones that have been achieved. Costs for these arrangements are expensed as incurred.
In December 2015, the Company entered into a set of strategic agreements valued at approximately $210.0 million with Inox, which includes a multi-year supply contract pursuant to which the Company will supply electric control systems to Inox and a license agreement allowing Inox to manufacture a limited number of electrical control systems over the next three to four years.  The Company determined this license has standalone value to the customer and can be separated from the supply contract.  The license agreement includes customer acceptance criteria to demonstrate that the know-how to manufacture the electrical control systems has been fully transferred. The Company is deferring recognition of the revenue allocable to the license until this acceptance criteria has been met.
In March 2016, the Company entered into a set of agreements to jointly develop an advanced, low cost manufacturing process for second generation high temperature superconductor wire with BASF. Under the joint development agreement, the Company’s manufacturing know-how for its Amperium® superconductor wire and BASF's chemical solution deposition production technology will be combined. As part of the agreements, the Company also entered into a royalty-bearing, non-exclusive license under which the Company agreed to provide BASF a specified portion of its second generation (2G) high temperature superconductor (HTS) wire manufacturing technology.  The Company determined that the license rights it provides to BASF have standalone value from the ongoing joint development effort. The Company transferred the license rights to BASF in March 2016 recording $3.0M of license revenue in the fiscal year ended March 31, 2016 as there were no remaining obligations associated with these rights. Any newly developed intellectual property as a result of the joint development will be owned by BASF.  Should this development effort be successful, the Company has the right to incorporate this new technology into its manufacturing process on a royalty-free basis. BASF has also agreed to make guaranteed annual payments to the Company through fiscal 2017 and has an option to continue the joint development through fiscal 2018. The Company is recording revenue for the research and development services being provided over the term of the arrangement.
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

Income Taxes
The Company’s provision for income taxes is comprised of a current and a deferred portion. The current income tax provision is calculated as the estimated taxes payable or refundable on tax returns for the current year. The deferred income tax provision is calculated for the estimated future tax effects attributable to temporary differences and carry-forwards using expected tax rates in effect in the years during which the differences are expected to reverse.
Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each fiscal year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. The Company has provided a valuation allowance against its U.S. and certain foreign deferred income tax assets since the Company believes that it is more likely than not that these deferred tax assets are not currently realizable due to uncertainty around profitability in the future.
Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. The Company includes interest and penalties related to gross unrecognized tax benefits within the provision for income taxes.  See Note 11, “Income Taxes,” for further information regarding its income tax assumptions and expenses.
The Company evaluates its permanent reinvestment assertions with respect to foreign earnings at each reporting period. The Company has not recorded a deferred tax asset for the temporary difference associated with the excess of the tax basis over its book basis in its Austrian and Chinese subsidiaries as the future tax benefit is not expected to reverse in the foreseeable future. The Company has recorded a deferred tax liability as of March 31, 2017 for the undistributed earnings of its remaining foreign subsidiaries for which it can no longer assert are permanently reinvested. The total amount of undistributed earnings available to be repatriated at March 31, 2017 was $2.1 million resulting in the recording of a $0.7 million net deferred federal and state income tax liability.  See Note 11, “Income Taxes,” for further information regarding its income tax assumptions and expenses.
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
The Company's adoption of ASU 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting also resulted in the prospective classification of excess tax benefits as cash flows from operating activities in the same manner as other cash flows related to income taxes within the consolidated statements of cash flows. Based on the prospective method of adoption chosen, the classification of excess tax benefits within the consolidated statements of cash flows for prior periods presented has not been adjusted to reflect the change.
Computation of Net Loss per Common Share
Basic net loss per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing the net loss by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. For the fiscal years ended March 31, 2017, 2016, and 2015, common equivalent shares of 1,538,418, 1,552,959, and 1,567,352, respectively, were not included in the calculation of diluted EPS as they were considered antidilutive. The following table reconciles the numerators and denominators of the EPS calculation for the fiscal years ended March 31, 2017, 2016, and 2015 (in thousands except per share amounts):

	Fiscal year ended March 31,
	2017	2016	2015
Numerator:
Net loss	$(27,373)	$(23,139)	$(48,656)
Denominator:
Weighted-average shares of common stock outstanding	14,231	13,295	8,559
Weighted-average shares subject to repurchase	(427)	(117)	(82)
Shares used in per-share calculation ― basic	13,804	13,178	8,477
Shares used in per-share calculation ― diluted	13,804	13,178	8,477
Net loss per share ― basic	$(1.98)	$(1.76)	$(5.74)
Net loss per share ― diluted	$(1.98)	$(1.76)	$(5.74)
Foreign Currency Translation
The functional currency of all the Company’s foreign subsidiaries is the U.S. dollar, except for AMSC Austria, for which the local currency (Euro) is the functional currency, and AMSC China, for which the local currency (Renminbi) is the functional currency. The assets and liabilities of AMSC Austria and AMSC China are translated into U.S. dollars at the exchange rate in effect at the balance sheet date and income and expense items are translated at average rates for the period. Cumulative translation adjustments are excluded from net loss and shown as a separate component of stockholders’ equity. Net foreign currency gains (losses) are included in net loss and were $0.1 million, $(2.3) million, and $2.8 million for the fiscal years ended March 31, 2017, 2016 and 2015, respectively. The Company has no restrictions on the foreign exchange activities of its foreign subsidiaries, including the payment of dividends and other distributions.
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
Several of the Company’s government contracts are being funded incrementally, and as such, are subject to the future authorization, appropriation, and availability of government funding. The Company has a history of successfully obtaining financing under incrementally-funded contracts with the U.S. government and it expects to continue to receive additional contract modifications in the year ending March 31, 2018 and beyond as incremental funding is authorized and appropriated by the government.

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
Disclosure of Fair Value of Financial Instruments
The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, warrants to purchase shares of common stock, derivatives, and a senior secured term loan. The carrying amounts of cash and cash equivalents, accounts receivable, short-term debt, accounts payable, and accrued expenses due to their short nature approximate fair value at March 31, 2017 and 2016. The estimated fair values have been determined through information obtained from market sources and management estimates.  The fair value for the warrant arrangements has been estimated by management based on the terms that it believes it could obtain in the current market for debt with the same terms and similar maturities.  The Company classifies the estimates used to fair value these instruments as Level 3 inputs See Note 3, “Fair Value Measurements” for a full discussion on fair value measurements.

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

The Company provides a gross presentation of activity within Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements.  A change in the hierarchy of an investment from its current level is reflected in the period during which the pricing methodology of such investment changes.  Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 is made in the event that the related security is significant to total cash and investments.  The Company did not have any transfers of assets and liabilities from Level 1 and Level 2 to Level 3 of the fair value measurement hierarchy during the year ended March 31, 2017.
A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The following table provides the assets and liabilities carried at fair value on a recurring basis, measured as of March 31, 2017 and 2016 (in thousands):

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017:
Assets:
Cash equivalents	$14,105	$14,105	$—	$—
Derivative liabilities:
Warrants	$1,923	$—	$—	$1,923

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016:
Assets:
Cash equivalents	$16,040	$16,040	$—	$—
Derivative liabilities:
Warrants	$3,227	$—	$—	$3,227

The table below reflects the activity for the Company’s major classes of liabilities measured at fair value on a recurring basis (in thousands):

Warrants
April 1, 2016	$3,227
Mark to market adjustment	(1,304)
Balance at March 31, 2017	$1,923

Warrants
April 1, 2015	$2,999
Mark to market adjustment	228
Balance at March 31, 2016	$3,227

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

4. Accounts Receivable
Accounts receivable at March 31, 2017 and March 31, 2016 consisted of the following (in thousands):

	March 31, 2017	March 31, 2016
Accounts receivable (billed)	$7,436	$18,089
Accounts receivable (unbilled)	574	1,229
Less: Allowance for doubtful accounts	(54)	(54)
Accounts receivable, net	$7,956	$19,264

5. Inventory
Inventory at March 31, 2017 and March 31, 2016 consisted of the following (in thousands):

	March 31, 2017	March 31, 2016
Raw materials	$4,263	$9,665
Work-in-process	426	3,411
Finished goods	8,016	3,215
Deferred program costs	4,757	2,221
Net inventory	$17,462	$18,512

The Company recorded inventory write-downs of $1.6 million and $2.7 million for the fiscal years ended March 31, 2017 and 2016, respectively.  These write downs were based on evaluating its inventory on hand for excess quantities and obsolescence.
Deferred program costs as of March 31, 2017 and March 31, 2016 primarily represent costs incurred on programs accounted for under contract accounting where the Company needs to complete development milestones before revenue and costs will be recognized.

6. Property, Plant and Equipment
The cost and accumulated depreciation of property and equipment at March 31, 2017 and 2016 are as follows (in thousands):

	March 31, 2017	March 31, 2016
Land	$3,643	$3,643
Construction in progress - equipment	601	601
Buildings	34,549	34,549
Equipment and software	73,445	73,659
Furniture and fixtures	1,201	1,215
Leasehold improvements	2,442	3,600
Property, plant and equipment, gross	115,881	117,267
Less accumulated depreciation	(72,443)	(67,489)
Property, plant and equipment, net	$43,438	$49,778

Depreciation expense was $7.0 million, $7.4 million, and $9.0 million, for the fiscal years ended March 31, 2017, 2016, and 2015, respectively.

7. Intangible Assets
Intangible assets at March 31, 2017 and 2016 consisted of the following (in thousands):

	2017			2016
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value	Estimated Useful Life
Licenses	$4,422	$(4,134)	$288	$4,422	$(3,739)	$683	7
Core technology and know-how	4,806	(4,793)	13	5,010	(4,839)	171	5-10
Intangible assets	$9,228	$(8,927)	$301	$9,432	$(8,578)	$854

The Company recorded intangible amortization expense of $0.6 million, $0.6 million, and $0.6 million for the fiscal years ended March 31, 2017, 2016, and 2015, respectively.
Expected future amortization expense related to intangible assets is as follows (in thousands):

Fiscal years ending March 31,	Total
2018	301
Total	$301

The geographic composition of intangible assets is as follows (in thousands):

	March 31,
	2017	2016
Intangible assets by geography:
U.S.	$301	$854
Total	$301	$854

The business segment composition of intangible assets is as follows (in thousands):

	March 31,
	2017	2016
Intangible assets by business segments:
Grid	301	854
Total	$301	$854

8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses at March 31, 2017 and March 31, 2016 consisted of the following (in thousands):

	March 31, 2017	March 31, 2016
Accounts payable	$3,207	$5,837
Accrued inventories in-transit	313	1,908
Accrued other miscellaneous expenses	2,240	3,003
Accrued compensation	5,042	7,526
Income taxes payable	1,344	1,281
Accrued warranty	2,344	3,601
Total	$14,490	$23,156
The Company generally provides a one to three year warranty on its products, commencing upon installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.
Product warranty activity was as follows (in thousands):

	Fiscal Years Ended March 31,
	2017	2016
Balance at beginning of period	$3,601	$3,934
Change in accruals for warranties during the period	1,219	1,865
Settlements during the period	(2,476)	(2,198)
Balance at end of period	$2,344	$3,601

9. Debt
Senior Secured Term Loans

On November 15, 2013, the Company amended its existing Loan and Security Agreement with Hercules, and entered into a term loan (the “Term Loan B”), borrowing $10.0 million. After closing fees and expenses, the net proceeds to the Company for the Term Loan B were $9.8 million.  The Term Loan B bore an interest rate of 11% plus the percentage, if any, by which the prime rate as reported by the Wall Street Journal exceeds 3.75%.  The Company repaid the Term Loan B in equal monthly installments ending on November 1, 2016, when the loan was repaid in full.  The Company paid an end of term fee of $0.5 million upon the maturity of the Term Loan B, which had been accrued at inception of the loan with a corresponding amount recorded into the debt discount.  In addition, the Company incurred $0.2 million of legal and origination costs at the inception of the loan, which have been recorded as a debt discount.
On December 19, 2014, the Company entered into a second amendment with Hercules (the “Hercules Second Amendment”) and entered into a new term loan, borrowing an additional $1.5 million (the “Term Loan C”).  After closing fees and expenses, the net proceeds to the Company for the Term Loan C were $1.4 million.  The Term Loan C is also referred to as the “Term Loan”.  The Term Loan C also bears the same interest rate as the Term Loan B, which increased to 11.25% effective March 16, 2017.  The Company will make interest only payments until maturity on June 1, 2017, when the loan is scheduled to be repaid in its entirety.  The maturity date of the Term Loan C was extended from March 1, 2017 to June 1, 2017 due to the Company’s April 2015 equity offering which raised more than $10 million in new capital before December 31, 2015.  The Company will pay an end of term fee of approximately $0.1 million upon earlier of maturity or prepayment of the Term Loan C.  The Company has accrued the end of term fee and recorded a corresponding amount in the debt discount.  The Term Loan C includes a mandatory prepayment feature that allows Hercules the right to use any of the Company's net proceeds from specified asset dispositions greater than $1.0 million in a calendar year to pay off any outstanding accrued interest and principle balances on the Term Loan C.   The Company determined the fair value to be de-minimus for this feature.  In addition, the Company incurred approximately $0.1 million of legal and origination costs in the three months ended December 31, 2014, which have been recorded as a debt discount.
Hercules received warrants to purchase 13,927 shares of common stock (the “First Warrant”) and 25,641 shares of common stock (the “Second Warrant”) in conjunction with a prior term loan which has been repaid in full and the Term Loan B.  Due to certain adjustment provisions within the warrants, they qualified for liability accounting and the fair value of the warrants $0.4 million and $0.2 million, respectively, was recorded upon issuance to debt discount and a warrant liability. In conjunction with the Hercules Second Amendment, the First Warrant and Second Warrant were canceled and replaced with the issuance of a new warrant (the “Hercules Warrant”) to purchase 58,823 shares of common stock at an exercise price of $11.00 per share, subject to adjustment.  The Warrant expires on June 30, 2020.  See Note 10, “Warrants and Derivative Liabilities”, for a discussion on the Warrant and the valuation assumptions used.
Under Term Loan B, the total debt discount including the Warrant, end of term fee and legal and origination costs of $1.0 million was amortized into interest expense over the term of the Term Loan B using the effective interest method.  During the years ended March 31, 2017 and 2016, the Company recorded non-cash interest expense for amortization of the debt discount related to the Term Loan B of less than $0.1 million and $0.2 million, respectively.  Under Term Loan C, the total debt discount, including the Warrant, end of term fee and legal and origination costs of $0.3 million is being amortized into interest expense over the term of the Term Loan C using the effective interest method.  During each of the fiscal years ended March 31, 2017 and 2016, the Company recorded non-cash interest expense for amortization of the debt discount related to the Term Loan C of $0.1 million.
The Term Loan is secured by substantially all of the Company’s existing and future assets, including a mortgage on real property owned by the Company’s wholly-owned subsidiary, ASC Devens LLC, and located at 64 Jackson Road, Devens, Massachusetts.  The Term Loan contains certain covenants that restrict the Company’s ability to, among other things, incur or assume certain debt, merge or consolidate, materially change the nature of the Company’s business, make certain investments, acquire or dispose of certain assets, make guarantees or grant liens on its assets, make certain loans, advances or investments, declare dividends or make distributions or enter into transactions with affiliates. In addition, there is a covenant that requires the Company to maintain a minimum unrestricted cash balance (the “Minimum Threshold”) in the United States. As a result of the Company’s April 2015 equity offering, the Minimum Threshold was reduced to the lesser of $2.0 million or the aggregate outstanding principal balance of the then outstanding term loans.  As of March 31, 2017, the Minimum Threshold was $1.5 million.  The events of default under the Term Loan include, but are not limited to, failure to pay amounts due, breaches of covenants, bankruptcy events, cross defaults under other material indebtedness and the occurrence of a material adverse effect and/or change in control. In the case of a continuing event of default, Hercules may, among other remedies, declare due all unpaid principal amounts outstanding and any accrued but unpaid interest and foreclose on all collateral granted to Hercules as security under the Term Loan.
Interest expense for the fiscal years ended March 31, 2017, 2016 and 2015, was $0.4 million, $1.0 million and $1.7 million, respectively, which included $0.2 million, $0.4 million and $0.5 million, respectively, of non-cash interest expense related to the amortization of the debt discount and payment of the Note in Company common stock at a discount.

Although the Company believes that it is in compliance with the covenants and restrictions under the Term Loan as of March 31, 2017, there can be no assurance that the Company will remain in compliance until the maturity of the Term Loan.

10. Warrants and Derivative Liabilities
Senior Convertible Note Warrant
On April 4, 2012, the Company entered into the Purchase Agreement with CVI. The Purchase Agreement included a warrant to purchase 309,406 shares of the Company’s common stock (the “Original Warrant”). Pursuant to an exchange in October 2013, the Original warrant was exchanged for a new warrant (the “Exchanged Warrant”).  The Exchanged Warrant is exercisable at any time on or after the date that is six months after the issuance of the Original Warrant and entitles CVI to purchase shares of the Company’s common stock for a period of five years from the date the Original Warrant becomes exercisable at an exercise price equal to $15.70 per share, after giving effect to certain price-based and other anti-dilution adjustments including the sale of common stock under the ATM entered into in January 2017. See Note 12, "Stockholders Equity" for further discussion. The Exchanged Warrant may not be exercised if, after giving effect to the conversion, CVI together with its affiliates, would beneficially own in excess of 4.99% of the Company’s common stock. This percentage may be raised to any other percentage not in excess of 9.99% at the option of CVI, upon at least 61-days prior notice to the Company, or lowered to any other percentage, at the option of CVI, at any time.
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
Following is a summary of the key assumptions used to calculate the fair value of the Exchanged Warrant:

	March 31,	December 31,	September 30,	June 30,
Fiscal Year 16	2017	2016	2016	2016
Risk-free interest rate	0.91%	0.56%	0.59%	0.48%
Expected annual dividend yield	—	—	—	—
Expected volatility	44.12%	58.04%	70.50%	76.30%
Term (years)	0.51	0.76	1.01	1.26
Fair value	$—	$0.1 million	$0.2 million	$0.4 million

	March 31,	December 31,	September 30,	June 30,
Fiscal Year 15	2016	2015	2015	2015
Risk-free interest rate	0.66%	0.96%	0.64%	0.74%
Expected annual dividend yield	—	—	—	—
Expected volatility	76.76%	76.68%	73.39%	71.61%
Term (years)	1.51	1.76	2.01	2.26
Fair value	$0.4 million	$0.3 million	$0.1 million	$0.2 million

	March 31,	December 31,	September 30,	June 30,	March 31,
Fiscal Year 14	2015	2014	2014	2014	2014
Risk-free interest rate	0.73%	1.00%	1.07%	0.98%	1.11%
Expected annual dividend yield	—	—	—	—	—
Expected volatility	70.42%	72.38%	76.20%	83.50%	80.99%
Term (years)	2.51	2.76	3.01	3.26	3.51
Fair value	$0.3 million	$0.5 million	$1.5 million	$2.3 million	$2.2 million

The Company recorded a net gain, resulting from the decrease in the fair value of the Exchanged Warrant, of $0.4 million in the fiscal year ended March 31, 2017. The Company recorded a net loss, resulting from an increase in the fair value of the Exchanged Warrant, of $0.1 million, and a net gain, of $1.9 million to change in fair value of derivatives and warrants in the fiscal years ended March 31, 2016 and 2015, respectively.
Hercules Warrant
On December 19, 2014, the Company entered into the Hercules Second Amendment, (see Note 10, “Debt” for additional information).  In conjunction with the agreement, the Company issued the Hercules Warrant to purchase 58,823 shares of the Company’s common stock.  The Hercules Warrant is exercisable at any time after its issuance at an exercise price of $9.38 per share, subject to certain price-based and other anti-dilution adjustments, including sales of common stock under the ATM entered into in January 2017, and expires on June 30, 2020.  See Note 12, "Stockholders Equity" for further discussion. The Company accounts for the Hercules Warrant as a liability due to certain provisions within the warrant.  The Hercules Warrant is subject to revaluation at each balance sheet date and any change in fair value is recorded as a change in fair value of derivatives and warrants until the earlier of its expiration or its exercise, at which time the warrant liability will be reclassified to equity.
Following is a summary of the key assumptions used to calculate the fair value of the Hercules Warrant:

	March 31,	December 31,	September 30,	June 30,
Fiscal Year 16	2017	2016	2016	2016
Risk-free interest rate	1.55%	1.57%	0.97%	0.86%
Expected annual dividend yield	—	—	—	—
Expected volatility	66.51%	67.28%	67.98%	68.34%
Term (years)	3.25	3.50	3.75	4.00
Fair value	$0.2 million	$0.2 million	$0.2 million	$0.3 million

	March 31,	December 31,	September 30,	June 30,
Fiscal Year 15	2016	2015	2015	2015
Risk-free interest rate	1.08%	1.65%	1.31%	1.63%
Expected annual dividend yield	—	—	—	—
Expected volatility	70.25%	73.57%	75.32%	72.57%
Term (years)	4.25	4.50	4.75	5.00
Fair value	$0.2 million	$0.2 million	$0.1 million	$0.2 million

			New Issuance
	March 31,	December 31,	December 19,
Fiscal Year 14	2015	2014	2014
Risk-free interest rate	1.41%	1.73%	1.74%
Expected annual dividend yield	—	—	—
Expected volatility	74.60%	77.43%	70.26%
Term (years)	5.25	5.50	5.53
Fair value	$0.2 million	$0.2 million	$0.2 million

The Company recorded no significant change, in the fair value of the Hercules Warrant in the fiscal years ended March 31, 2017, 2016 and 2015, respectively.
November 2014 Warrant
On November 13, 2014, the Company completed an offering of approximately 909,090 units of the Company’s common stock with Hudson Bay Capital.  Each unit consisted of one share of the Company’s common stock and 0.9 of a warrant to purchase one share of common stock, or a warrant to purchase in the aggregate 818,181 shares (the “November 2014 Warrant”).  The November 2014 Warrant is exercisable at any time, at an exercise price equal to $9.33 per share, subject to certain price-based and other anti-dilution adjustments, including sales of common stock under the ATM entered into in January 2017, and expires on November 13, 2019. See Note 12, "Stockholders Equity" for further discussion. The Company accounts for the November 2014 Warrant as a liability due to certain provisions within the warrant.  The November 2014 Warrant is subject to revaluation at each balance sheet date and any change in fair value is recorded as a change in fair value of derivatives and warrants until the earlier of its expiration or its exercise, at which time the warrant liability will be reclassified to equity.
Following is a summary of the key assumptions used to calculate the fair value of the November 2014 Warrant:

	March 31,	December 31,	September 30,	June 30,
Fiscal Year 16	2017	2016	2016	2016
Risk-free interest rate	1.41%	1.43%	0.93%	0.77%
Expected annual dividend yield	—	—	—	—
Expected volatility	66.53%	69.31%	68.96%	70.01%
Term (years)	2.62	2.87	3.12	3.37
Fair value	$1.8 million	$2.3 million	$2.3 million	$3.2 million

	March 31,	December 31,	September 30,	June 30,
Fiscal Year 15	2016	2015	2015	2015
Risk-free interest rate	0.98%	1.51%	1.17%	1.44%
Expected annual dividend yield	—	—	—	—
Expected volatility	69.88%	70.02%	73.02%	74.18%
Term (years)	3.62	3.87	4.12	4.37
Fair value	$2.6 million	$2.1 million	$1.3 million	$1.8 million

			New Issuance
	March 31,	December 31,	November 13,
Fiscal Year 14	2015	2014	2014
Risk-free interest rate	1.28%	1.61%	1.64%
Expected annual dividend yield	—	—	—
Expected volatility	75.96%	78.00%	72.86%
Term (years)	4.62	4.87	5.00
Fair value	$2.5 million	$3.2 million	$4.3 million
The Company recorded a net gain, resulting from a decrease in the fair value of the November 2014 Warrant, of $0.8 million, a net loss, resulting from an increase in the fair value of the November 2014 Warrant, of $0.1 million, and a net gain, of $1.8 million to change in fair value of derivatives and warrants in the fiscal years ended March 31, 2017, 2016 and 2015, respectively.
The Company prepared its estimates for the assumptions used to determine the fair value of the warrants issued in conjunction with both the Exchanged Note, the Term Loans, and the November 2014 Warrant utilizing the respective terms of the warrants with similar inputs, as described above.

11. Income Taxes
Loss before income taxes for the fiscal years ended March 31, 2017, 2016, and 2015 are provided in the table as follows (in thousands):

	Fiscal years ended March 31,
	2017	2016	2015
Loss before income tax expense:
U.S.	$(31,664)	$(29,436)	$(40,277)
Foreign	5,433	8,688	(8,563)
Total	$(26,231)	$(20,748)	$(48,840)

The components of income tax expense (benefit) attributable to continuing operations consist of the following (in thousands):

	Fiscal years ended March 31,
	2017	2016	2015
Current
Federal	$765	$459	$47
State	—	—	—
Foreign	619	1,950	(274)
Total current	1,384	2,409	(227)

Deferred
Federal	60	(18)	43
State	—	—	—
Foreign	(302)	—	—
Total deferred	(242)	(18)	43

Income tax (benefit) expense	$1,142	$2,391	$(184)

The reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate is shown below.

	Fiscal years ended March 31,
	2017	2016	2015
Statutory federal income tax rate	(34)%	(34)%	(34)%
State income taxes, net of federal benefit	—	1	2
Deemed dividend and dividends paid	20	5	1
Foreign income tax rate differential	(1)	5	6
Stock options	—	1	1
Nondeductible expenses	—	—	1
Research and development tax credit	(2)	(5)	—
Deferred warrants	(2)	—	(3)
Reversal of uncertain tax benefits	—	—	(6)
True-up of NOLs	(40)	19	—
Settlement of intercompany balances	—	(9)	—
Nondeductible foreign currency exchange remeasurement loss	—	10	—
Valuation allowance	63	18	32
Effective income tax rate	4%	11%	—%

The following is a summary of the principal components of the Company’s deferred tax assets and liabilities (in thousands):

	March 31, 2017	March 31, 2016
Deferred tax assets:
Net operating loss carryforwards	$297,961	$281,098
Research and development and other tax credit carryforwards	11,965	11,878
Accruals and reserves	26,222	28,088
Fixed assets and intangible assets	2,250	2,393
Other	12,454	14,494
Gross deferred tax assets	350,852	337,951
Valuation allowance	(315,092)	(301,393)
Total deferred tax assets	35,760	36,558

Deferred tax liabilities:
Intercompany debt	(25,841)	(27,117)
Other	(9,637)	(9,408)
Total deferred tax liabilities	(35,478)	(36,525)
Net deferred tax asset	$282	$33

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation- Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The guidance simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of excess tax benefits in the consolidated statements of cash flows. This amendment is effective for annual periods beginning after December 15, 2016 and early adoption is permitted. The Company elected to early adopt the new guidance in the fourth quarter of fiscal 2016 which requires them to reflect any adjustments as of April 1, 2016, the beginning of the annual period that includes the interim period of adoption. The Company has not changed the way it accounts for forfeitures. Prior to April 1, 2016, the Company recognized the excess tax benefits of stock-based compensation expense as additional paid-in capital ("APIC"), and tax deficiencies of stock-based compensation expense in the income tax provision or as APIC to the extent that there were sufficient recognized excess tax benefits previously recognized. As a result of the prior guidance that the excess tax benefits reduce taxes payable prior to being recognized as an increase in capital, the Company had not recognized certain deferred tax assets (all tax attributes such as loss ) that could be attributed to tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Effective April 1, 2016, the Company early adopted a change in accounting policy in accordance with ASU 2016-09 to account for excess tax benefits and tax deficiencies as income tax expense or benefit, treated as discrete items in the reporting period in which they occur, and to recognize previously unrecognized deferred tax assets that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized for financial reporting. No prior periods were restated as a result of this change in accounting policy as the Company previously maintained a valuation allowance against its deferred tax assets that could be attributed to equity compensation in excess of compensation recognized for financial reporting. As a result of the early adoption of ASU 2016-09, the Company recognized an increase to their deferred tax asset of $18.0M offset by an increase in the Company’s valuation allowance. There was no impact to the Company’s financial statements as a result of the adoption

The Company has provided a full valuation allowance against its net deferred income tax assets since it is more likely than not that its deferred tax assets are not currently realizable due to the net operating losses incurred by the Company since its inception and net operating losses forecasted in the future. During the year ended March 31, 2017, the Company’s valuation allowance increased by approximately $13.7M, primarily due to the increase in the Company’s net operating loss. The Company has recorded a deferred tax asset of approximately $13.0 million reflecting the benefit of deductions from the exercise of stock options. This deferred tax asset has been fully reserved since it is more likely than not that the tax benefit from the exercise of stock options will not be realized.

At March 31, 2017, the Company had aggregate net operating loss carryforwards in the U.S. for federal and state income tax purposes of approximately $798.0 million and $143.0 million, respectively, which expire in the years ending March 31, 2018 through 2037. Included in the U.S. net operating loss is $3.7 million of acquired losses from Power Quality Systems, Inc. Research and development and other tax credit carryforwards amounting to approximately $9.5 million and $3.2 million are available to offset federal and state income taxes, respectively, and will expire in the years ending March 31, 2018 through 2037.

At March 31, 2017, the Company had aggregate net operating loss carryforwards for its Austrian subsidiary, AMSC Austria GmbH, of approximately $37.1 million which can be carried forward indefinitely subject to certain annual limitations. At March 31, 2017, the Company had aggregate net operating loss carryforwards for its Chinese operation of approximately $17.9 million, which can be carried forward for five years and begin to expire December 31, 2017. Also the Company had immaterial amounts of current and net operating loss carryforwards for its other foreign operations which can be carried forward indefinitely.
Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “IRC”), provides limits on the extent to which a corporation that has undergone an ownership change (as defined) can utilize any NOL and general business tax credit carryforwards it may have. The Company conducted a study as a result of the April 2015 equity offering to determine whether Section 382 could limit the use of its carryforwards in this manner.  After completing this study, the Company has concluded that the limitation will not have a material impact on its ability to utilize its net operating loss carryforwards.  If there were material ownership changes subsequent to the study it could limit the ability to utilize its net operating loss carryforwards. The Company plans to conduct a study during fiscal 2017 as a result of the May 2017 equity offering to determine whether Section 382 could limit the use of its carryforwards in this manner.
The Company has not recorded a deferred tax asset for the temporary difference associated with the excess of its tax basis over the book basis in its Austrian and Chinese subsidiaries as the future tax benefit is not expected to reverse in the foreseeable future.
The Company has recorded a deferred tax liability as of March 31, 2017 for the undistributed earnings of its remaining foreign subsidiaries for which it can no longer assert are permanently reinvested. The total amount of undistributed earnings available to be repatriated at March 31, 2017 was $2.1 million resulting in the recording of a $0.7 million net deferred federal and state income tax liability.
Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.  The Company did not identify any uncertain tax positions at March 31, 2017.  The Company did not have any gross unrecognized tax benefits at March 31, 2017 or 2016.
During the fiscal year ended March 31, 2015, the Company concluded a tax audit for the period April 1, 2008 through March 31, 2011 with its foreign subsidiary in Austria.  The results of this audit found no material exceptions to the Company’s tax positions.
There were no reversals of uncertain tax positions in the years ended March 31, 2017 and 2016. During the fiscal period ended March 31, 2015, the Company reversed uncertain tax positions of $1.1 million.

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
The Company conducts business globally and, as a result, its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Major tax jurisdictions include the U.S., China, Romania and Austria. All U.S. income tax filings for fiscal years ended March 31, 1995 through 2016 remain open and subject to examination and all fiscal years from the year ended March 31, 2012 through 2016 remain open and subject to examination in Austria.  The Company’s tax filings in China for calendar years 2013 and 2014 were examined with no material exceptions.  Although the 2013 and 2014 tax years in China were audited, they remain subject to further review until the statute of limitations has expired. The statute of limitations in China for the tax authorities to audit is generally three years. Tax filings in China for calendar years 2008 through 2012 and 2015 through 2016 remain open and subject to examination.  Tax filings in Romania for the years ended March 31, 2014 through 2016 remain open and subject to examination.

12. Stockholders’ Equity

Stock-Based Compensation Plans
As of March 31, 2017, the Company had two active stock plans: the 2007 Stock Incentive Plan, as amended (the “2007 Plan”) and the Amended and Restated 2007 Director Stock Plan (the “2007 Director Plan”). Both the 2007 Plan and the 2007 Director Plan were approved by the Company’s stockholders on August 1, 2014.
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

As of March 31, 2017, the 2007 Director Plan provided for the grant of nonstatutory stock options and stock awards to members of the Board of Directors who are not also employees of the Company (outside directors). Under the terms of the 2007 Director Plan effective April 1, 2014, each outside director is granted an option to purchase shares of common stock with an aggregate grant date value equal to $40,000 upon his or her initial election to the Board with an exercise price equal to the fair market value of the Company’s common stock on the date of the grant. These options vest in equal annual installments over a two-year period. In addition, effective April 1, 2014, each outside director is granted an award of shares of common stock with an aggregate grant date value equal to $40,000 three business days following the last day of each fiscal year, subject to proration for any partial fiscal year of service.
As of March 31, 2017, the 2007 Plan had 1,405,110 shares and the 2007 Director Plan had 150,802 shares available for future issuance.

Stock-Based Compensation
The components of employee stock-based compensation for the years ended March 31, 2017, 2016 and 2015 were as follows (in thousands):

	Fiscal years ended March 31,
	2017	2016	2015
Stock options	$323	$663	$1,851
Restricted stock and stock awards	2,569	2,574	4,063
Employee stock purchase plan	—	11	22
Total stock-based compensation expense	$2,892	$3,248	$5,936
The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. The total unrecognized compensation cost for unvested outstanding stock options was $0.4 million for the fiscal year ended March 31, 2017. This expense will be recognized over a weighted-average expense period of approximately 1.9 years. The total unrecognized compensation cost for unvested outstanding restricted stock was $1.8 million for the fiscal year ended March 31, 2017. This expense will be recognized over a weighted-average expense period of approximately 1.3 years.
The following table summarizes employee stock-based compensation expense by financial statement line item for the fiscal years ended March 31, 2017, 2016 and 2015 (in thousands):

	Fiscal years ended March 31,
	2017	2016	2015
Cost of revenues	$185	$274	$719
Research and development	214	418	1,728
Selling, general and administrative	2,493	2,556	3,489
Total	$2,892	$3,248	$5,936
The following table summarizes the information concerning currently outstanding and exercisable employee and non-employee options:

	Options / Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding at March 31, 2016	366,549	$83.39
Granted	9,703	6.80
Exercised	—	—
Canceled/forfeited	(24,244)	107.26
Outstanding at March 31, 2017	352,008	$79.63	5.1	$0.6
Exercisable at March 31, 2017	282,005	$96.09	5.0	$—
Fully vested and expected to vest at March 31, 2017	347,256	$80.54	4.5	$0.5
There were 9,703 stock options granted during the fiscal year ended March 31, 2017 at a weighted average grant date fair value of $4.06 per share.  There were no stock options granted during the fiscal year ended March 31, 2016 and the weighted-average grant-date fair value of stock options granted during the fiscal year ended March 31, 2015 was $10.18 per share. Intrinsic value represents the amount by which the market price of the common stock exceeds the exercise price of the options. Given the decline in the Company’s stock price, exercisable options as of March 31, 2017, 2016 and 2015 had no intrinsic value.
The weighted average assumptions used in the Black-Scholes valuation model for stock options granted during the fiscal years ended March 31, 2017, 2016, and 2015 are as follows:

	Fiscal years ended March 31,
	2017	2016	2015
Expected volatility	67.6%	N/A	85.5%
Risk-free interest rate	1.3%	N/A	1.9%
Expected life (years)	5.7	N/A	5.9
Dividend yield	None	N/A	None
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
The following table summarizes the employee and non-employee restricted stock activity for the year ended March 31, 2017:

	Shares	Weighted Average Grant Date Fair Value	Intrinsic Aggregate Value (thousands)
Outstanding at March 31, 2016	482,844	$9.62
Granted	171,000	10.23
Vested	(228,919)	10.51
Forfeited	—	—
Outstanding at March 31, 2017	424,925	$9.40	$2,915
The total fair value of restricted stock that was granted during the fiscal years ended March 31, 2017, 2016 and 2015 was $1.7 million, $2.6 million, and $5.6 million, respectively. The total fair value of restricted stock that vested during the fiscal years ended March 31, 2017, 2016 and 2015 was $2.3 million, $1.7 million, $3.1 million, respectively.
There were no performance-based restricted stock shares awarded during the fiscal years ended March 31, 2017 and 2016, respectively.  The restricted stock awarded during the fiscal year ended March 31, 2015 includes approximately 38,021 shares of performance-based restricted stock, which would vest upon achievement of certain financial performance measurements. Included in the table above are 3,333 shares of service-based restricted stock units outstanding, which are expected to vest during the first quarter of fiscal 2017.

The remaining shares awarded vest upon the passage of time. For awards that vest upon the passage of time, expense is being recorded over the vesting period.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan (ESPP) which provides employees with the opportunity to purchase shares of common stock at a price equal to the market value of the common stock at the end of the offering period, less a 15% purchase discount. As of March 31, 2017, the ESPP had 300,013 shares available for future issuance. The Company recognized no compensation expense for the fiscal year ended March 31, 2017, compensation expense of less than $0.1 million during the year fiscal ended March 31, 2016 and $0.1 million for the fiscal years ended March 31, 2015, related to the ESPP.
Equity Offerings
On April 29, 2015, the Company completed an equity offering with Cowen and Company, LLC, under which the Company sold 4.0 million shares of its common stock at an offering price of $6.00 per share.  After underwriting, commissions and expenses, the Company received net proceeds from the offering of approximately $22.3 million.
ATM Arrangement

On January 27, 2017, the Company entered into an ATM arrangement, pursuant to which, the Company could, at its discretion, sell up to $10.0 million of the Company’s common stock through its sales agent, FBR. Sales of common stock made under the ATM were made pursuant to the prospectus supplement dated January 27, 2017, which supplements the prospectus dated October 1, 2014, included in the shelf registration statement that AMSC filed with the Securities and Exchange Commission (“SEC”) on September 19, 2014.

During the year ended March 31, 2017, the Company received net proceeds of $2.5 million, from sales of approximately 379,693 shares of its common stock at an average sales price of approximately $6.79 per share under the ATM.  No sales of the Company's common stock were made under the ATM after March 31, 2017. On May 4, 2017, the Company provided to FBR Capital Markets & Co., the sales agent, a notice of termination of the ATM.

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
Lease Commitments
Operating leases include minimum payments under leases for the Company’s facilities and certain equipment. The Company’s primary leased facilities are located in New Berlin, Wisconsin; Suzhou and Beijing, China; Klagenfurt, Austria; and Timisoara, Romania with a combined total of approximately 180,000 square feet of space. These leases have varying expiration dates through March 2021 which can generally be terminated at the Company’s request after a six month advance notice. The Company leases other locations which focus primarily on applications engineering, sales and/or field service and do not have significant leases or physical presence.  See Item 2, “Properties” for further information.
Minimum future lease commitments at March 31, 2017 were as follows (in thousands):

Fiscal years ended March 31,	Total
2018	$1,022
2019	315
2020	179
2021	168
Total	$1,684
Rent expense under the operating leases mentioned above was as follows (in thousands):

	Fiscal years ended March 31,
	2017	2016	2015
Rent expense	$1,338	$1,628	$2,091
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
On September 13, 2011, the Company commenced a series of legal actions in China against Sinovel Wind Group Co. Ltd. (“Sinovel”). The Company’s Chinese subsidiary, Suzhou AMSC Superconductor Co. Ltd., filed a claim for arbitration with the Beijing Arbitration Commission in accordance with the terms of the Company’s supply contracts with Sinovel. The case is captioned (2011) Jing Zhong An Zi No. 0963. The Company alleges that Sinovel committed various material breaches of its contracts with the Company and that Sinovel has refused to pay past due amounts for prior shipments of core electrical components and spare parts. The Company is seeking compensation for past product shipments and retention (including interest) in the amount of approximately RMB 485 million (approximately $70 million) due to Sinovel’s breaches of its contracts. The Company is also seeking specific performance of its existing contracts as well as reimbursement of all costs and reasonable expenses with respect to the arbitration. The value of the undelivered components under the existing contracts, including the deliveries refused by Sinovel in March 2011, amounts to approximately RMB 4.6 billion (approximately $667 million).
On October 8, 2011, Sinovel filed with the Beijing Arbitration Commission an application under the caption (2011) Jing Zhong An Zi No. 0963, for a counterclaim against the Company for breach of the same contracts under which the Company filed its original arbitration claim. Sinovel claimed, among other things, that the goods supplied by the Company do not conform to the standards specified in the contracts and claimed damages in the amount of approximately RMB 1.2 billion (approximately $174 million). On February 27, 2012, Sinovel filed with the Beijing Arbitration Commission an application under the caption (2012) Jing Zhong An Zi No. 0157, against the Company for breach of the same contracts under which the Company filed its original arbitration claim. Sinovel claims, among other things, that the goods supplied by the Company do not conform to the standards specified in the contracts and claimed damages in the amount of approximately RMB 105 million (approximately $15 million). The Company believes that Sinovel’s claims are without merit and it intends to defend these actions vigorously. Since the proceedings in this matter are still in the early technical review phase, the Company cannot reasonably estimate possible losses or range of losses at this time.
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
As of March 31, 2017, the Company had $0.8 million of restricted cash included in current assets and $0.2 million of restricted cash included in long-term assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts. These deposits are held in interest bearing accounts.

14. Employee Benefit Plans
The Company has implemented a defined contribution plan (the “Plan”) under Section 401(k) of the Internal Revenue Code. Any contributions made by the Company to the Plan are discretionary. The Company has a stock match program under which the Company matched, in the form of Company common stock, 50% of the first 6% of eligible contributions. The Company recorded expense of $0.4 million, for each of the fiscal years ended March 31, 2017, 2016, and 2015, and recorded corresponding charges to additional paid-in capital related to this program.

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
On March 11, 2016, the Company sold 100% of its minority share investment in Tres Amigas to an investor for $0.6 million. The Company received $0.3 million according to the terms of the purchase agreement upon closing, which was recorded as a gain during the three months ended March 31, 2016.  The final $0.3 million was received and recorded as a gain during the year ended March 31, 2017.

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
During the fiscal year ended March 31, 2015, the Company undertook restructuring activities, approved by the Board of Directors, in order to reorganize its global operations, streamline various functions of the business, and reduce its global workforce to better reflect the demand for its products.  During the year ended March 31, 2015, the Company undertook a plan to consolidate its Grid manufacturing activities into its Devens, Massachusetts facility and close its facility in Middleton, Wisconsin which was completed during the year ended March 31, 2016.  In addition, the Company established a new Wind manufacturing facility in Romania, and as a result, reduced the headcount in its operation in China.  The Company is maintaining its headcount in China at a level necessary to support demand from its Chinese customers.  There was no restructuring activity in the fiscal year ended March 31, 2017. The Company recorded restructuring charges for severance and other costs of approximately less than $0.1 million and $1.9 million during the fiscal years ended March 31, 2016 and 2015, respectively, primarily associated with the consolidation of the Company’s manufacturing activities in the United States and China.  From April 1, 2011 through March 31, 2017, the Company’s various restructuring activities resulted in a substantial reduction of its global workforce. All amounts related to these restructuring activities have been paid as of March 31, 2017. The Company announced an additional restructuring plan on April 4, 2017 (see Note 19, "Subsequent Events" for further discussion).
The following table presents restructuring charges and cash payments during the year ended March 31, 2016 (in thousands):

	Severance pay and benefits	Facility exit and Relocation costs	Total
Accrued restructuring balance at April 1, 2015	$180	$—	$180
Charges to operations	(5)	38	33
Cash payments	(175)	(38)	(213)
Accrued restructuring balance at March 31, 2016	$—	$—	$—

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
The operating results for the 2 business segments are as follows (in thousands):

	Fiscal Years Ended March 31,
	2017	2016	2015
Revenues:
Wind	$47,269	$68,883	$51,307
Grid	27,926	27,140	19,223
Total	$75,195	$96,023	$70,530

	Fiscal Years Ended March 31,
	2017	2016	2015
Operating loss:
Wind	$(4,174)	$(1,256)	$(14,321)
Grid	(20,476)	(14,835)	(26,890)
Unallocated corporate expenses	(2,892)	(4,027)	(11,306)
Total	$(27,542)	$(20,118)	$(52,517)
Total assets for the two business segments as of March 31, 2017 and March 31, 2016 are as follows (in thousands):

	March 31, 2017	March 31, 2016
Wind	$18,346	$34,389
Grid	31,060	36,255
Corporate assets	50,838	64,674
Total	$100,244	$135,318

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
Unallocated corporate expenses primarily consist of stock-based compensation expense of $2.9 million, $3.2 million, and $5.9 million, in the fiscal years ended March 31, 2017, 2016, and 2015, respectively, and restructuring and impairment charges of $0.8 million and, $5.4 million, for the fiscal years ended March 31, 2016, and 2015, respectively.
Geographic information about revenue, based on shipments to customers by region, is as follows (in thousands):

	Fiscal years ended March 31,
	2017	2016	2015
India	$44,243	$59,640	$39,314
U.S.	16,224	14,565	9,820
China	2,004	8,455	10,410
Asia Pacific	2,106	5,364	3,788
Africa	1,548	2,697	616
Australia	4,053	2,410	1,653
Europe	3,624	1,775	2,239
Canada	1,393	1,117	2,690
Total	$75,195	$96,023	$70,530
In the fiscal years ended March 31, 2017, 2016, and 2015, 78%, 85%, and 86% of the Company’s revenues, respectively, were recognized from sales outside the United States. The Company maintains operations in Austria, Romania, and the United States and sales and service support centers around the world.
In the fiscal years ended March 31, 2017, 2016 and 2015, Inox accounted for approximately 59%, 62%, and 56% of the Company’s total revenues, respectively.

Geographic information about property, plant and equipment associated with particular regions is as follows (in thousands):

	March 31,
	2017	2016
North America	$42,699	$48,685
Europe	602	868
Asia Pacific	137	225
Total	$43,438	$49,778

18. Quarterly Financial Data (Unaudited)

(In thousands, except per share amount)	For the year ended March 31, 2017:
Three Months Ended	June 30,	September 30,	December 31,	March 31,
	2016	2016	2016	2017
Total revenue	$13,345	$18,507	$27,148	$16,195
Operating loss	(9,344)	(7,150)	(4,060)	(6,988)
Net loss	(10,355)	(7,325)	(2,768)	(6,925)
Net loss per common share—basic	(0.76)	(0.53)	(0.20)	(0.50)
Net loss per common share—diluted	(0.76)	(0.53)	(0.20)	(0.50)

	For the year ended March 31, 2016:
Three Months Ended	June 30,	September 30,	December 31,	March 31,
	2015	2015	2015	2016
Total revenue	$23,723	$19,004	$25,772	$27,524
Operating loss	(8,257)	(6,841)	(3,312)	(1,708)
Net loss	(9,121)	(7,698)	(2,957)	(3,363)
Net loss per common share—basic	(0.75)	(0.57)	(0.22)	(0.25)
Net loss per common share—diluted	(0.75)	(0.57)	(0.22)	(0.25)

19. Subsequent Events
On April 4, 2017, the Company announced that the board of directors had approved a plan to reduce its global workforce by approximately 8%, effective April 4, 2017. The majority of the affected employees were located at the Company's Devens, Massachusetts office location. The purpose of the workforce reduction was to reduce operating expenses to better align with the Company’s current revenues.

This workforce reduction, together with fixed cost savings from a more cost-effective facility, and variable cost savings expected to be realized from production volume aligned with the lower headcount, is expected to reduce the Company’s annualized expenses once the savings are fully realized, which is expected to begin to occur in the fiscal quarter ending March 31, 2018. The Company expects to incur restructuring charges of $1.5 million to $2.0 million in cash severance expenses in the fiscal quarter ending June 30, 2017 in connection with the workforce reduction.

On May 5, 2017, the Company entered into an underwriting agreement with Oppenheimer & Co. Inc., as representative of the several underwriters named therein, relating to the issuance and sale (the "Offering") of 4.0 million shares of the Company's common stock at a public offering price of $4.00 per share. The net proceeds to the Company from the Offering were approximately $14.7 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Offering closed on May 10, 2017. In addition, the Company has granted the underwriters a 30 day option to purchase up to an additional 600,000 shares of common stock at the public offering price.

The Offering was made pursuant to the Company's shelf registration statement on Form S-3 (Registration Statement No. 333-198851) previously filed with and declared effective by the Securities and Exchange Commission (the "SEC") and a prospectus supplement and accompanying prospectus filed with the SEC.
The Company has performed an evaluation of subsequent events through the time of filing this Annual Report on Form 10-K with the SEC, and has determined that there are no other such events to report.

20. Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (IASB) issued, ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance substantially converges final standards on revenue recognition between the FASB and IASB providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles. The FASB has subsequently issued the following amendments to ASU 2014-09 which are all effective for annual reporting periods beginning after December 15, 2017.

•
In March 2016 the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations.

•
In April 2016 the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance.

•
In May 2016 the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow- Scope Improvements and Practical Expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers.

•
In December 2016 the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which amends certain narrow aspects of the guidance issued in ASU 2014-09 including guidance related to the disclosure of remaining performance obligations and prior-period performance obligations, as well as other amendments to the guidance on loan guarantee fees, contract costs, refund liabilities, advertising costs and the clarification of certain examples.

The Company is currently evaluating the provisions of ASU 2014-09 and its amendments, and assessing the impact the adoption of this guidance will have on its financial position, results of operations and disclosures.  The Company anticipates the adoption of this guidance will result in certain changes in the identification of deliverables in its contracts and allocation of transaction price. The Company is required to adopt the new standards in the first quarter of fiscal 2018 using one of two application methods: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company is currently evaluating the available adoption methods.
In July 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share Based Payments When the Terms of an Award Provide that a Performance Target could be Achieved after the Requisite Service Period.    To account for such awards, a reporting entity should apply existing guidance in FASB Accounting Standards Codification Topic

718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting.  As such, the performance target should not be reflected in estimating the grant-date fair value of the award. The Company adopted ASU 2014-12 effective April 1, 2016 and concluded that there is no material impact on its current practices.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern.  The new standard explicitly requires the assessment at interim and annual periods, and provides management with its own disclosure guidance.  This ASU is effective for annual reporting periods and interim periods, within those annual periods ending after December 15, 2016.  The Company adopted ASU 2014-15 effective March 31, 2017 and concluded there is no material impact on its current practices.
In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  The amendments in ASU 2015-03 require an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years.  The Company adopted ASU 2015-03 effective April 1, 2016 and concluded that there is no material impact on its consolidated results of operations, financial condition, or cash flow.
In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements.  The amendments in ASU 2015-10 clarify and correct some of the differences that arose between original guidance from FASB, EITF and other sources, and the translation into the new Codification. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years.  The Company adopted ASU 2015-10 effective April 1, 2016 and concluded that there is no material impact on its consolidated results of operations, financial condition, or cash flow.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.  The amendments in ASU 2015-11 clarify the proper way to identify market value in the use of lower of cost or market value valuation method.  As market value could be determined multiple ways under prior standards, it will now be considered as net realizable value. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years.  The Company adopted ASU 2015-11 effective March 31, 2017 and concluded there is no material impact on its current practices.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.  The amendments in ASU 2015-16 require that an acquirer recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years.  The Company adopted ASU 2015-16 effective April 1, 2016 and concluded that there is no material impact on its consolidated results of operations, financial condition, or cash flow.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The amendments in ASU 2016-01 will enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years.  The Company is currently evaluating the impact, if any, the adoption of ASU 2016-01 may have on its current practices.
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
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The amendments in ASU 2016-09 will simplify several aspects of the accounting for share-based payment transactions, including tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.  The Company adopted ASU 2016-09 effective April 1, 2016 and concluded that there is no material impact on its current practices.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in ASU 2016-13 will provide more decision useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that year.  The Company is currently evaluating the impact, if any, the adoption of ASU 2016-13 may have on its current practices.
In 2016, the FASB issued the following two ASU's on Statement of Cash Flows (Topic 230). Both amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that year.

•
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in ASU 2016-15 will provide more guidance towards the classification of multiple different types of cash flows in order to reduce the diversity in reporting across entities.

•
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in ASU 2016-18 will explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.

The Company is currently evaluating the impact, if any, the adoption of ASU 2016-15 and ASU 2016-18 may have on its current practices.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The amendments in ASU 2016-16 will improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that year.  The Company is currently evaluating the impact, if any, the adoption of ASU 2016-16 may have on its current practices.
In January 2017, the FASB issued ASU 2017-01, Business Combinations. The amendments in ASU 2017-01 will clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods.  The Company is currently evaluating the impact the adoption of ASU 2017-01 may have on its current practices.
In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures. The amendments in ASU 2017-03 provide additional detail surrounding disclosures required related to adoption of new pronouncements. The ASU is effective for the periods of each related pronouncement.  The Company is currently evaluating the impact the adoption of ASU 2017-03 may have on its current practices.
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Non-financial Assets (Subtopic 610-20). The amendments in ASU 2017-05 clarify the scope of Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Non-financial Assets, and to add guidance for partial sales of non financial assets. Subtopic 610-20, which was issued in May 2014 as a part of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), provides guidance for recognizing gains and losses from the transfer of non financial assets in contracts with non customers.  The Company is currently evaluating the impact the adoption of ASU 2017-05 may have on its current practices.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange

Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, an evaluation was conducted of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control – Integrated Framework (2013 Edition). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2017.
The effectiveness of our internal control over financial reporting as of March 31, 2017 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The response to this item is contained in part under the caption “Executive Officers” in Part I of this Annual Report on Form 10-K, and in part in our Proxy Statement for the Annual Meeting of Stockholders to be held in 2017 (the “2017 Proxy Statement”) in the sections “Corporate Governance — Members of the Board,” “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance — Code of Business Conduct and Ethics,” “Corporate Governance —Board Committees” and “Corporate Governance — Board Committees — Audit Committee,” “Corporate Governance — Director Nomination Process”, “Corporate Governance — Board Determination of Independence”, which sections are incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION
The sections of the 2017 Proxy Statement titled “Information About Executive and Director Compensation,” “Information About Executive and Director Compensation — Compensation Committee Interlocks and Insider Participation” and “Information About Executive and Director Compensation — Compensation Committee Report” are incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The sections of the 2017 Proxy Statement titled “Stock Ownership of Certain Beneficial Owners and Management” and “Information about Executive Officer and Director Compensation — Securities Authorized for Issuance Under our Equity Compensation Plans” are incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The sections of the 2017 Proxy Statement titled “Certain Relationships and Related Transactions” and “Corporate Governance —Board Determination of Independence” and “Corporate Governance — Board Committees” are incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The section of the 2017 Proxy Statement titled “Ratification of Selection of Independent Registered Public Accounting Firm (Proposal 5)” is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Document filed as part of this Annual Report on Form 10-K:
1. Financial Statements
The following financial statements of American Superconductor Corporation, supplemental information and report of independent registered public accounting firm required by this item are included in Item 8, “Financial Statements and Supplementary Data,” in this Form 10-K:

2. Financial Statement Schedules
See “Schedule II — Valuation and Qualifying Accounts” for the fiscal years ended March 31, 2017, 2016 and 2015. All other schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.
3. Exhibits Required by Item 601 of Regulation S-K under the Exchange Act.
See (b) Exhibits.

(b) Exhibits
The list of Exhibits filed as a part of this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding such Exhibits, and is incorporated herein by reference.

American Superconductor Corporation
Schedule II — Valuation and Qualifying Accounts
(In thousands)

	Balance, Beginning of Year	Additions	Write-offs	Recoveries and Other Adjustments	Balance, End of Year
Allowance for doubtful accounts receivable:
Fiscal year ended March 31, 2017	$54	—	—	—	$54
Fiscal year ended March 31, 2016	$54	—	—	—	$54
Fiscal year ended March 31, 2015	$16	54	(16)	—	$54

	Balance, Beginning of Year	Additions	Write-offs	Recoveries and Other Adjustments	Balance, End of Year
Deferred tax asset valuation allowance:
Fiscal year ended March 31, 2017	$301,393	22,580	(8,881)	—	$315,092
Fiscal year ended March 31, 2016	$294,860	9,028	(2,495)	—	$301,393
Fiscal year ended March 31, 2015	$282,824	15,189	(3,153)	—	$294,860

Item 16.        FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SUPERCONDUCTOR CORPORATION

BY:	/S/ DANIEL P. MCGAHN
Daniel P. McGahn President, Chief Executive Officer, and Director
Date: May 25, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ DANIEL P. MCGAHN	President, Chief Executive Officer, and Director (Principal Executive Officer)	May 25, 2017
Daniel P. McGahn

/S/ JOHN W. KOSIBA, JR.	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	May 25, 2017
John W. Kosiba, Jr.

/S/ JOHN W. WOOD, JR.	Chairman of the Board	May 25, 2017
John W. Wood, Jr.

/S/ VIKRAM S. BUDHRAJA	Director	May 25, 2017
Vikram S. Budhraja

/S/ ARTHUR H. HOUSE	Director	May 25, 2017
Arthur H. House

/S/ PAMELA F. LENEHAN.	Director	May 25, 2017
Pamela F. Lenehan

/S/ DAVID R. OLIVER, JR.	Director	May 25, 2017
David R. Oliver, Jr.

/S/ JOHN B. VANDER SANDE	Director	May 25, 2017
John B. Vander Sande

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation of the Registrant, as amended.	S-3	333-191153	3.1	9/13/2013
3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated March 24, 2015.	8-K	000-19672	3.1	3/24/2015
3.3	Amended and Restated By-Laws of the Registrant.	S-3	333-191153	3.2	9/13/2013
4.1	Exchanged Note dated as of December 20, 2012 between the Registrant and Capital Ventures International.	10-Q	000-19672	4.1	2/11/2013
4.2	Series A-2 Warrant, dated as of October 9, 2013, between the Registrant and Capital Ventures International, and assigned to CVI Investments on January 29, 2016.	10-K	000-19672	4.2	5/31/2016
4.3	Amended and Restated Warrant Agreement, dated as of December 19, 2014, between the Registrant and Hercules Technology Growth Capital, Inc.	8-K	000-19672	4.1	12/22/2014
4.4	Form of Indenture, between the Registrant and Wilmington Trust, National Association.	S-3	333-198851	4.1	9/19/2014
4.5	Form of Warrant Agreement, by and between the Registrant and the American Stock Transfer and Trust Company, dated November 13, 2014, and Form of Warrant.	8-K	000-19672	4.1	11/13/2014
10.1+	Amended and Restated 1996 Stock Incentive Plan.	10-K	000-19672	10.21	6/27/2001
10.2+	Form of incentive stock option agreement under Amended and Restated 1996 Stock Incentive Plan.	10-K	000-19672	10.3	5/28/2009
10.3+	Form of non-statutory stock option agreement under Amended and Restated 1996 Stock Incentive Plan.	10-K	000-19672	10.4	5/28/2009
10.4+	Second Amended and Restated 1997 Director Stock Option Plan, as amended.	10-Q	000-19672	10.8	2/5/2009
10.5+	Form of Stock Option Agreement under Second Amended and Restated 1997 Director Stock Option Plan, as amended.	10-Q	000-19672	10.4	11/9/2004
10.6+	2004 Stock Incentive Plan, as amended.	10-Q	000-19672	10.9	2/5/2009
10.7+	Form of Incentive Stock Option Agreement under 2004 Stock Incentive Plan, as amended.	10-Q	000-19672	10.1	11/9/2004
10.8+	Form of Non-statutory Stock Option Agreement under 2004 Stock Incentive Plan, as amended.	10-Q	000-19672	10.2	11/9/2004

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.9+	Form of Restricted Stock Agreement under 2004 Stock Incentive Plan, as amended.	10-Q	000-19672	10.3	11/9/2004
10.10+	2007 Stock Incentive Plan, as amended.	8-K	000-19672	10.1	8/2/2016
10.11+	Form of Incentive Stock Option Agreement under 2007 Stock Incentive Plan, as amended.	8-K	000-19672	10.2	8/7/2007
10.12+	Form of Non-statutory Stock Option Agreement under 2007 Stock Option Plan, as amended.	8-K	000-19672	10.3	8/7/2007
10.13+	Form of Restricted Stock Agreement Regarding Awards to Executive Officers under 2007 Stock Option Plan, as amended.	8-K	000-19672	10.4	8/7/2007
10.14+	Form of Restricted Stock Agreement Regarding Awards to Employees, under 2007 Stock Option Plan, as amended.	8-K	000-19672	10.5	8/7/2007
10.15+	Form of Restricted Stock Agreement (regarding performance-based awards to executive officers and employees) under 2007 Stock Incentive Plan, as amended.	8-K	000-19672	10.1	5/20/2008
10.16+	Amended and Restated 2007 Director Stock Plan.	8-K	000-19672	10.2	8/2/2016
10.17+	Form of Non-statutory Stock Option Agreement Under Amended and Restated 2007 Director Stock Plan.	8-K	000-19672	10.7	8/7/2007
10.18+	Executive Incentive Plan for the fiscal year ended March 31, 2016.	10-Q	000-19672	10.1	8/5/2015
10.19+	Executive Incentive Plan for fiscal year ended March 31, 2017.	10-Q	000-19672	10.1	8/9/2016
10.20	Form of Employee Nondisclosure and Developments Agreement.	S-1	333-43647	10.16	1/7/1991
10.21+	Amended and Restated Executive Severance Agreement, dated as of May 24, 2011, between the Registrant and Daniel P. McGahn.	8-K	000-19672	10.2	5/24/2011
10.22+	Amended and Restated Executive Severance Agreement, dated as of December 23, 2008, between the Registrant and David A. Henry.	10-Q	000-19672	10.2	2/5/2009
10.23+	Amended and Restated Executive Severance Agreement, dated as of September 20, 2013, between the Registrant and James F. Maguire.	8-K	000-19672	10.1	9/25/2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.24+	Executive Severance Agreement, dated as of January 13, 2012, between the Registrant and John W. Kosiba.	8-K	000-19672	10.1	4/4/2017
10.25	Securities Purchase Agreement, dated as of April 4, 2012, by and between the Registrant and Capital Ventures International.	8-K	000-19672	10.1	4/4/2012
10.26	Registration Rights Agreement, dated as of April 4, 2012, by and between the Registrant and Capital Ventures International.	8-K	000-19672	10.2	4/4/2012
10.27	Amendment and Exchange Agreement, dated as of December 20, 2012, by and between the Registrant and Capital Ventures International.	8-K	000-19672	10.1	12/21/2012
10.28	Second Amendment and Warrant Exchange Agreement, dated as of October 9, 2013, by and between the Registrant and Capital Ventures International.	8-K	000-19672	10.1	10/9/2013
10.29	Exchange Agreement, dated as of March 2, 2014, by and between the Registrant and Capital Ventures International.	8-K	000-19672	10.1	3/3/2014
10.30	Loan and Security Agreement, by and between Registrant and Hercules Technology Growth Capital, Inc., dated as of June 5, 2012.	8-K	000-19672	10.1	6/6/2012
10.31	First Amendment to Loan and Security Agreement, by and between Registrant and Hercules Technology Growth Capital, Inc., dated as of November 15, 2013.	8-K	000-19672	10.1	11/18/2013
10.32	Second Amendment to Loan and Security Agreement, by and among the Registrant, ASC Devens LLC, Superconductivity, Inc. and Hercules Technology Growth Capital, Inc., dated as of December 19, 2014.	8-K	000-19672	10.1	12/22/2014
10.33	Limited Waiver, dated as of June 11, 2013, between the Registrant and Hercules Technology Growth Capital, Inc.	10-K	000-19672	10.50	6/14/2013
10.34	Mortgage and Security Agreement, dated as of July 31, 2012, by and between ASC Devens LLC and Hercules Technology Growth Capital, Inc.	10-Q	000-19672	10.3	11/6/2012
10.35	First Modification to Mortgage and Security Agreement, dated as of November 15, 2013, by and between ASC Devens LLC and Hercules Technology Growth Capital, Inc.	10-Q	000-19672	10.3	2/6/2014
10.36	Second Modification to Mortgage and Security Agreement, dated as of December 19, 2014, by and between ASC Devens LLC and Hercules Technology Growth Capital, Inc.	10-Q	000-19672	10.2	2/5/2015
10.37	Environmental Indemnity Agreement, dated as of July 31, 2012, made by the Registrant and ASC Devens LLC in favor of Hercules Technology Growth Capital, Inc.	10-Q	000-19672	10.4	11/6/2012

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.38†	Supply Contract, effective as of February 8, 2013, by and between the Registrant and Inox Wind Limited.	8-K	000-19672	10.1	2/14/2013
10.39†	Supply Contract, effective as of June 2, 2014, by and between the Registrant and Inox Wind Limited.	8-K	000-19672	10.1	6/5/2014
10.40†	Amendment No.1 to Supply Contract (dated June 2, 2014), by and between the Registrant and Inox Wind Limited, entered into by the Registrant on August 26, 2015.	10-Q	000-19672	10.1	11/3/2015
10.41†	Amendment No.2 to Supply Contract (dated June 2, 2014), by and between the Registrant and Inox Wind Limited, entered into by the Registrant on December 14, 2015.	10-Q	000-19672	10.3	2/9/2016
10.42††	Amendment No.3 to Supply Contract (dated June 3, 2014), by and between the Registrant and Inox Wind Limited, entered into on February 18, 2016.	10-K	000-19672	10.41	5/31/2016
10.43†	Supply Contract, effective as of August 15, 2014, by and between the Registrant and Inox Wind Limited.	10-Q	000-19672	10.1	11/6/2014
10.44†	Amendment No.1 to Supply Contract (effective as of August 15, 2014), by and between the Registrant and Inox Wind Limited, entered into by the Registrant on February 25, 2015.	10-Q	000-19672	10.2	11/3/2015
10.45†	Amendment No.2 to Supply Contract (effective as of August 15, 2014), by and between the Registrant and Inox Wind Limited, entered into by the Registrant on August 26, 2015.	10-Q	000-19672	10.3	11/3/2015
10.46†	Amendment No.3 to Supply Contract (effective as of August 15, 2014), by and between the Registrant and Inox Wind Limited, entered into on November 19, 2015.	10-Q	000-19672	10.30	2/9/2016
10.47††	Amendment No.4 to Supply Contract (effective as of August 15, 2014), by and between the Registrant and Inox Wind Limited, entered into on February 18, 2016.	10-K	000-19672	10.46	5/31/2016
10.48†	Supply Contract, dated December 16, 2015, by and between the Registrant and Inox Wind Limited.	10-Q	000-19672	10.1	2/9/2016
10.49†	Technology License Agreement, dated December 16, 2015, by and among AMSC Austria GMBH, the Registrant and Inox Wind Limited.	10-Q	000-19672	10.2	2/9/2016
10.50††	License and Sublicense Agreement, dated March 4, 2016, by and between the Registrant and BASF Corporation.	10-K	000-19672	10.49	5/31/2016
10.51††	Disclosure Letter, dated March 4, 2016, by and between the Registrant and BASF Corporation.	10-K	000-19672	10.50	5/31/2016

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.52††	Joint Development Agreement, dated March 4, 2016, by and between the Registrant and BASF Corporation.	10-K	000-19672	10.51	5/31/2016
10.52	At Market Issuance Sales Agreement, by and between the Registrant and FBR Capital Markets & Co.	8-K	000-19672	10.1	1/27/17
21.1	Subsidiaries.					*
23.1	Consent of RSM US LLP					*
31.1	Chief Executive Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Chief Financial Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
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