Form 10-Q
period 2017-06-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2017-08-08
CIK 880807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Shares outstanding of the Registrant’s common stock:

Common Stock, par value $0.01 per share	19,194,407
Class	Outstanding as of August 3, 2017

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2017	March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$37,477	$26,784
Accounts receivable, net	7,752	7,956
Inventory	15,639	17,462
Prepaid expenses and other current assets	3,303	2,703
Restricted cash	100	795
Total current assets	64,271	55,700

Property, plant and equipment, net	39,282	43,438
Intangibles, net	192	301
Restricted cash	165	165
Deferred tax assets	426	407
Other assets	267	233
Total assets	$104,603	$100,244

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$14,020	$14,490
Note payable, current portion, net of discount of $19 as of March 31, 2017	—	1,481
Derivative liabilities	998	1,923
Deferred revenue	17,685	14,323
Total current liabilities	32,703	32,217

Deferred revenue	8,249	7,631
Deferred tax liabilities	125	125
Other liabilities	209	45
Total liabilities	41,286	40,018

Commitments and contingencies (Note 13)

Stockholders' equity:
Common stock	193	147
Additional paid-in capital	1,035,261	1,017,510
Treasury stock	(1,645)	(1,371)
Accumulated other comprehensive income (loss)	317	(503)
Accumulated deficit	(970,809)	(955,557)
Total stockholders' equity	63,317	60,226
Total liabilities and stockholders' equity	$104,603	$100,244

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three months ended June 30,
	2017	2016
Revenues	$8,923	$13,345

Cost of revenues	13,409	12,482

Gross (loss)/profit	(4,486)	863

Operating expenses:
Research and development	2,717	2,952
Selling, general and administrative	6,138	7,216
Amortization of acquisition related intangibles	13	39
Restructuring	1,339	—
Total operating expenses	10,207	10,207

Operating loss	(14,693)	(9,344)

Change in fair value of derivatives and warrants	925	(678)
Interest expense, net	(10)	(135)
Other (expense) income, net	(1,374)	126
Loss before income tax expense	(15,152)	(10,031)

Income tax expense	100	324

Net loss	$(15,252)	$(10,355)

Net loss per common share
Basic	$(0.91)	$(0.76)
Diluted	$(0.91)	$(0.76)

Weighted average number of common shares outstanding
Basic	16,778	13,676
Diluted	16,778	13,676

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three months ended June 30,
	2017	2016
Net loss	$(15,252)	$(10,355)
Other comprehensive gain (loss), net of tax:
Foreign currency translation gain (loss)	820	(652)
Total other comprehensive gain (loss), net of tax	820	(652)
Comprehensive loss	$(14,432)	$(11,007)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended June 30,
	2017	2016
Cash flows from operating activities:

Net loss	$(15,252)	$(10,355)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	4,345	1,871
Stock-based compensation expense	754	999
Provision for excess and obsolete inventory	250	272
Change in fair value of derivatives and warrants	(925)	678
Non-cash interest expense	19	56
Other non-cash items	718	(307)
Changes in operating asset and liability accounts:
Accounts receivable	319	12,192
Inventory	1,719	(10,750)
Prepaid expenses and other current assets	(273)	1,555
Accounts payable and accrued expenses	(404)	1,650
Deferred revenue	3,300	79
Net cash used in operating activities	(5,430)	(2,060)

Cash flows from investing activities:
Purchase of property, plant and equipment	(76)	(281)
Proceeds from the sale of property, plant and equipment	10	15
Change in restricted cash	695	16
Change in other assets	(23)	(21)
Net cash provided by/(used in) investing activities	606	(271)

Cash flows from financing activities:
Employee taxes paid related to net settlement of equity awards	(274)	(461)
Repayment of debt	(1,575)	(1,000)
Proceeds from public equity offering, net	16,954	—
Net cash provided by/(used in) financing activities	15,105	(1,461)

Effect of exchange rate changes on cash and cash equivalents	412	(327)

Net increase/(decrease) in cash and cash equivalents	10,693	(4,119)
Cash and cash equivalents at beginning of year	26,784	39,330
Cash and cash equivalents at end of year	$37,477	$35,211

Supplemental schedule of cash flow information:
Cash paid for income taxes, net of refunds	$96	$112
Issuance of common stock to settle liabilities	90	107
Cash paid for interest	42	108

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
These unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with United States generally accepted accounting principles (“GAAP”) and the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. The going concern basis of presentation assumes that the Company will continue operations and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those instructions. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended June 30, 2017 and 2016 and the financial position at June 30, 2017.
Liquidity
The Company has experienced recurring operating losses and as of June 30, 2017, the Company had an accumulated deficit of $970.8 million. In addition, the Company has experienced recurring negative operating cash flows.  At June 30, 2017, the Company had cash and cash equivalents of $37.5 million. Cash used in operations for the three months ended June 30, 2017 was $5.4 million.
From April 1, 2011 through the date of this filing, the Company has reduced its global workforce substantially, including a restructuring action announced on April 4, 2017 which led to a $1.3 million restructuring charge in the three months ended June 30, 2017. See Note 13 "Restructuring" for further discussion of this action.  The Company has taken actions to consolidate certain business operations to reduce facility costs.  As of June 30, 2017, the Company had a global workforce of 326 persons.  The Company plans to closely monitor its expenses and, if required, expects to further reduce operating costs and capital spending to enhance liquidity.
Over the last several years, the Company has entered into several debt and equity financing arrangements in order to enhance liquidity.  Since April 1, 2012, the Company has generated aggregate cash flows from financing activities of $85.0 million.  Included in this amount are proceeds of approximately $17.0 million after deducting underwriting discounts and commissions and offering expenses payable by the Company, from the Company's equity offering completed on May 10, 2017, which includes the subsequent exercise by the underwriters of their option in full to purchase additional shares. The Company terminated its At Market Issuance Sales Agreement ("ATM") with FBR Capital Markets & Co in conjunction with this equity offering. See Note 12 “Stockholders Equity” for further discussion of these financing arrangements.

In December 2015, the Company entered into a set of strategic agreements valued at approximately $210.0 million with Inox Wind Ltd. (“Inox”), which includes a multi-year supply contract pursuant to which the Company will supply electric control systems to Inox and a license agreement allowing Inox to manufacture a limited number of electrical control systems. After Inox purchases the specified number of electrical control systems required under the terms of the supply contract, Inox agreed that the Company will continue as Inox’s preferred supplier and Inox will be required to purchase from the Company a majority of its electric control systems requirements for an additional three-year period.
The Company believes based on the information presented above, and its quarterly management assessment, that it has sufficient liquidity to fund its operations and capital expenditures for the next twelve months following the issuance of the financial statements for the three months ended June 30, 2017. The Company’s liquidity is highly dependent on its ability to increase revenues, its ability to control its operating costs, and its ability to raise additional capital, if necessary. There can be no assurance that the Company will be able to continue to raise additional capital from other sources or execute on any other means of improving liquidity described above.

2. Stock-Based Compensation
The Company accounts for its stock-based compensation at fair value. The following table summarizes stock-based compensation expense by financial statement line item for the three months ended June 30, 2017 and 2016 (in thousands):

	Three months ended June 30,
	2017	2016
Cost of revenues	$36	$50
Research and development	49	30
Selling, general and administrative	669	919
Total	$754	$999
The Company issued 33,487 shares of immediately vested common stock during the three months ended June 30, 2017, and 25,000 shares of immediately vested common stock and 136,000 restricted stock awards during the three months ended June 30, 2016.  These restricted stock awards generally vest over 2-3 years.  Awards for restricted stock include both time-based and performance-based awards.  For options and awards that vest upon the passage of time, expense is being recorded over the vesting period.  Performance-based awards are expensed over the requisite service period based on probability of achievement. In addition, the Company issued 16,667 restricted stock units under the 2007 Stock Incentive Plan during the three months ended June 30, 2017, each of which represents the right to receive one share of common stock in connection with a severance agreement entered into with one of our former executive officers. These restricted stock units vested and were settled in shares of common stock on the eighth day after receipt of an irrevocable release.
The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. The total unrecognized compensation cost for unvested outstanding stock options was $0.4 million at June 30, 2017. This expense will be recognized over a weighted average expense period of approximately 1.7 years. The total unrecognized compensation cost for unvested outstanding restricted stock was $1.3 million at June 30, 2017. This expense will be recognized over a weighted-average expense period of approximately 1.4 years.
The Company did not grant any stock options during the three months ended June 30, 2017 or 2016.

3. Computation of Net Loss per Common Share
Basic net loss per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Where applicable, diluted EPS is computed by dividing the net loss by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. For the three months ended June 30, 2017, 1.5 million shares were not included in the calculation of diluted EPS as they were considered anti-dilutive, of which 0.3 million relate to outstanding stock options, and 1.2 million relate to outstanding warrants. For the three months ended June 30, 2016, 1.6 million shares were not included in the calculation of diluted EPS as they were considered anti-dilutive, of which 0.4 million relate to outstanding stock options, and 1.2 million relate to outstanding warrants.
The following table reconciles the numerators and denominators of the earnings per share calculation for the three months ended June 30, 2017 and 2016 (in thousands, except per share data):

	Three months ended June 30,
	2017	2016
Numerator:
Net loss	$(15,252)	$(10,355)
Denominator:
Weighted-average shares of common stock outstanding	17,089	14,132
Weighted-average shares subject to repurchase	(311)	(456)
Shares used in per-share calculation ― basic	16,778	13,676
Shares used in per-share calculation ― diluted	16,778	13,676
Net loss per share ― basic	$(0.91)	$(0.76)
Net loss per share ― diluted	$(0.91)	$(0.76)

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

The Company provides a gross presentation of activity within Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements.  A change in the hierarchy of an investment from its current level is reflected in the period during which the pricing methodology of such investment changes.  Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 is made in the event that the related security is significant to total cash and investments.  The Company did not have any transfers of assets and liabilities from Level 1 and Level 2 to Level 3 of the fair value measurement hierarchy during the three months ended June 30, 2017.
A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The following table provides the assets and liabilities carried at fair value on a recurring basis, measured as of June 30, 2017 and March 31, 2017 (in thousands):

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017:
Assets:
Cash equivalents	$27,334	$27,334	$—	$—
Derivative liabilities:
Warrants	$998	$—	$—	$998

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017:
Assets:
Cash equivalents	$14,105	$14,105	$—	$—
Derivative liabilities:
Warrants	$1,923	$—	$—	$1,923
The table below reflects the activity for the Company’s major classes of liabilities measured at fair value on a recurring basis (in thousands):

Warrants
April 1, 2017	$1,923
Mark to market adjustment	(925)
Balance at June 30, 2017	$998

Warrants
April 1, 2016	$3,227
Mark to market adjustment	(1,304)
Balance at March 31, 2017	$1,923

Valuation Techniques
Cash Equivalents
Cash equivalents consist of highly liquid instruments with maturities of three months or less that are regarded as high quality, low risk investments and are measured using such inputs as quoted prices, and are classified within Level 1 of the valuation hierarchy. Cash equivalents consist principally of certificates of deposits and money market accounts.
Warrants
Warrants were issued in conjunction with a Securities Purchase Agreement (the “Purchase Agreement”) with Capital Ventures International (“CVI”) in April 2012, an equity offering to Hudson Bay Capital in November 2014, and a Loan and Security Agreement with Hercules Technology Growth Capital, Inc. (“Hercules”) in June 2012 and through subsequent amendments. See Note 10, “Debt,” and Note 11 “Warrants and Derivative Liabilities,” for additional information. These warrants are subject to revaluation at each balance sheet date, and any change in fair value will be recorded as a change in fair value in derivatives and warrants until the earlier of their exercise or expiration.
The Company relies on various assumptions in a lattice model to determine the fair value of warrants. The Company has valued the warrants within Level 3 of the valuation hierarchy. See Note 11, “Warrants and Derivative Liabilities,” for a discussion of the warrants and the valuation assumptions used.

5. Accounts Receivable
Accounts receivable at June 30, 2017 and March 31, 2017 consisted of the following (in thousands):

	June 30, 2017	March 31, 2017
Accounts receivable (billed)	$6,661	$7,436
Accounts receivable (unbilled)	1,145	574
Less: Allowance for doubtful accounts	(54)	(54)
Accounts receivable, net	$7,752	$7,956

6. Inventory
Inventory at June 30, 2017 and March 31, 2017 consisted of the following (in thousands):

	June 30, 2017	March 31, 2017
Raw materials	$6,026	$4,263
Work-in-process	819	426
Finished goods	6,485	8,016
Deferred program costs	2,309	4,757
Net inventory	$15,639	$17,462
The Company recorded inventory write-downs of $0.3 million for each of the three months ended June 30, 2017 and 2016.  These write downs were based on evaluating its inventory on hand for excess quantities and obsolescence.
Deferred program costs as of June 30, 2017 and March 31, 2017 primarily represent costs incurred on programs accounted for under contract accounting where the Company needs to complete development milestones before revenue and costs will be recognized.

7. Property, Plant and Equipment
The cost and accumulated depreciation of property and equipment at June 30, 2017 and March 31, 2017 are as follows (in thousands):

	June 30, 2017	March 31, 2017
Land	$3,643	$3,643
Construction in progress - equipment	471	601
Buildings	34,549	34,549
Equipment and software	73,345	73,445
Furniture and fixtures	1,185	1,201
Leasehold improvements	1,907	2,442
Property, plant and equipment, gross	115,100	115,881
Less accumulated depreciation	(75,818)	(72,443)
Property, plant and equipment, net	$39,282	$43,438
Depreciation expense was $4.2 million and $1.7 million for the three months ended June 30, 2017 and 2016, respectively. Included in depreciation expense for the three months ended June 30, 2017 is $2.5 million of accelerated depreciation recorded to cost of goods sold related to revised estimates of the remaining useful lives of certain pieces of manufacturing equipment.

8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses at June 30, 2017 and March 31, 2017 consisted of the following (in thousands):

	June 30, 2017	March 31, 2017
Accounts payable	$1,800	$3,207
Accrued inventories in-transit	709	313
Accrued other miscellaneous expenses	2,032	2,240
Accrued restructuring	751	—
Accrued compensation	5,333	5,042
Income taxes payable	1,369	1,344
Accrued warranty	2,026	2,344
Total	$14,020	$14,490
The Company generally provides a one to three year warranty on its products, commencing upon installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.
Product warranty activity was as follows (in thousands):

	Three months ended June 30,
	2017	2016
Balance at beginning of period	$2,344	$3,601
Change in accruals for warranties during the period	41	101
Settlements during the period	(359)	(928)
Balance at end of period	$2,026	$2,774

9. Income Taxes
The Company recorded an income tax expense of $0.1 million and $0.3 million in the three months ended June 30, 2017, and 2016, respectively.
Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.  The Company re-evaluates these uncertain tax positions on a quarterly basis.  The evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity.  Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.  The Company did not identify any uncertain tax positions in the three months ended June 30, 2017 and did not have any gross unrecognized tax benefits as of March 31, 2017.

10. Debt
Senior Secured Term Loans
On December 19, 2014, the Company entered into a second amendment to its Loan and Security Agreement with Hercules (the “Hercules Second Amendment”) and entered into a new term loan, borrowing an additional $1.5 million (the “Term Loan C”).  After closing fees and expenses, the net proceeds to the Company for the Term Loan C were $1.4 million. The Company made interest only payments at an interest rate of 11% through March 16, 2017 when the interest rate was increased to 11.25%, until maturity on June 1, 2017, when Term Loan C was repaid in its entirety.

Hercules received warrants to purchase 13,927 shares of common stock (the “First Warrant”) and 25,641 shares of common stock (the “Second Warrant”) in conjunction with prior term loans that have been repaid in full. Due to certain adjustment provisions within the warrants, they qualified for liability accounting. The fair value of the warrants, $0.4 million and $0.2 million, respectively, was recorded upon issuance to debt discount and a warrant liability. In conjunction with the Hercules Second Amendment, the First Warrant and Second Warrant were cancelled and replaced with the issuance of a new warrant (the “Hercules Warrant”) to purchase 58,823 shares of common stock at an exercise price of $11.00 per share, subject to adjustment. The Hercules Warrant expires on June 30, 2020. See Note 11, “Warrants and Derivative Liabilities”, for a discussion on the Hercules Warrant and the valuation assumptions used.

During the three months ended June 30, 2016, the Company recorded non-cash interest expense for amortization of the debt discount related to a prior term loan of less than $0.1 million. Under Term Loan C, the total debt discount, including the Hercules Warrant, end of term fee and legal and origination costs of $0.3 million was amortized into interest expense over the term of the Term Loan C using the effective interest method. During each of the three months ended June 30, 2017 and 2016, the Company recorded non-cash interest expense for amortization of the debt discount related to the Term Loan C of less than $0.1 million.

Interest expense on the Term Loans for the three months ended June 30, 2017 and 2016, was less than $0.1 million and $0.2 million, respectively, each of which included less than $0.1 million of non-cash interest expense related to the amortization of the debt discount on the respective Term Loans.

11. Warrants and Derivative Liabilities
Senior Convertible Note Warrant
On April 4, 2012, the Company entered into a Purchase Agreement with Capital Ventures International ("CVI"). The Purchase Agreement included a warrant to purchase 309,406 shares of the Company’s common stock (the “Original Warrant”). Pursuant to an exchange in October 2013, the Original Warrant was exchanged for a new warrant (the “Exchanged Warrant”). The Exchanged Warrant is exercisable at any time on or after the date that is six months after the issuance of the Original Warrant until its expiration on October 4, 2017. The Exchanged Warrant entitles CVI to purchase shares of the Company’s common stock for a period of five years from the date the Original Warrant becomes exercisable at an exercise price equal to $12.83 per share, subject to certain price-based and other anti-dilution adjustments. The Exchanged Warrant may not be exercised if, after giving effect to the conversion, CVI together with its affiliates, would beneficially own in excess of 4.99% of the Company’s common stock. This percentage may be raised to any other percentage not in excess of 9.99% at the option of CVI, upon at least 61-days prior notice to the Company, or lowered to any other percentage, at the option of CVI, at any time.
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
Following is a summary of the key assumptions used to calculate the fair value of the Exchanged Warrant:

Fiscal Year 17	June 30, 2017
Risk-free interest rate	1.05%
Expected annual dividend yield	—
Expected volatility	78.25%
Term (years)	0.26
Fair value	$—

Fiscal Year 16	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Risk-free interest rate	0.91%	0.56%	0.59%	0.48%	0.66%
Expected annual dividend yield	—	—	—	—	—
Expected volatility	44.12%	58.04%	70.50%	76.30%	76.76%
Term (years)	0.51	0.76	1.01	1.26	1.51
Fair value	$—	$0.1 million	$0.2 million	$0.4 million	$0.4 million
The Company recorded no change in the fair value of the Exchanged Warrant during the three months ended June 30, 2017 and 2016, respectively.
Hercules Warrant
On December 19, 2014, the Company entered into the Hercules Second Amendment. See Note 10, “Debt” for additional information.  In conjunction with the agreement, the Company issued the Hercules Warrant to purchase 58,823 shares of the Company’s common stock.  The Hercules Warrant is exercisable at any time after its issuance at an exercise price of $8.02 per share, subject to certain price-based and other anti-dilution adjustments, and expires on June 30, 2020.  The Company accounts for the Hercules Warrant as a liability due to certain provisions within the warrant.  The Hercules Warrant is subject to revaluation at each balance sheet date and any change in fair value is recorded as a change in fair value of derivatives and warrants until the earlier of its expiration or its exercise, at which time the warrant liability will be reclassified to equity.
Following is a summary of the key assumptions used to calculate the fair value of the Hercules Warrant:

Fiscal Year 17	June 30, 2017
Risk-free interest rate	1.58%
Expected annual dividend yield	—
Expected volatility	67.76%
Term (years)	2.97
Fair value	$0.1 million

Fiscal Year 16	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Risk-free interest rate	1.55%	1.57%	0.97%	0.86%	1.08%
Expected annual dividend yield	—	—	—	—	—
Expected volatility	66.51%	67.28%	67.98%	68.34%	70.25%
Term (years)	3.25	3.50	3.75	4.00	4.25
Fair value	$0.2 million	$0.2 million	$0.2 million	$0.3 million	$0.2 million
The Company recorded a net gain, resulting from a decrease of less than $0.1 million in fair value of derivatives and warrants during the three months ended June 30, 2017 and a net loss, resulting from an increase in the fair value of the Hercules Warrant of less than $0.1 million during the three months ended June 30, 2016.
November 2014 Warrant
On November 13, 2014, the Company completed an offering of 909,090 units of the Company’s common stock with Hudson Bay Capital. Each unit consisted of one share of the Company’s common stock and 0.9 of a warrant to purchase one share of common stock, or a warrant to purchase in the aggregate 818,181 shares (the “November 2014 Warrant”).  The November 2014 Warrant is exercisable at any time, at an exercise price equal to $7.98 per share, subject to certain price-based and other anti-dilution adjustments, and expires on November 13, 2019.  The Company accounts for the November 2014 Warrant as a liability due to certain provisions within the warrant.  The November 2014 Warrant is subject to revaluation at each balance sheet date and any change in fair value is recorded as a change in fair value of derivatives and warrants until the earlier of its expiration or its exercise, at which time the warrant liability will be reclassified to equity.

Following is a summary of the key assumptions used to calculate the fair value of the November 2014 Warrant:

Fiscal Year 17	June 30, 2017
Risk-free interest rate	1.44%
Expected annual dividend yield	—
Expected volatility	67.21%
Term (years)	2.37
Fair value	$0.9 million

Fiscal Year 16	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Risk-free interest rate	1.41%	1.43%	0.93%	0.77%	0.98%
Expected annual dividend yield	—	—	—	—	—
Expected volatility	66.53%	69.31%	68.96%	70.01%	69.88%
Term (years)	2.62	2.87	3.12	3.37	3.62
Fair value	$1.8 million	$2.3 million	$2.3 million	$3.2 million	$2.6 million
The Company recorded a net gain of $0.9 million resulting from a decrease in the fair value of the November 2014 Warrant in the three months ended June 30, 2017 and a net loss, resulting from an increase in the fair value of the November 2014 Warrant of $0.6 million in the three months ended June 30, 2016.

12. Stockholders’ Equity
Equity Offerings
On May 5, 2017, the Company entered into an underwriting agreement with Oppenheimer & Co. Inc., as representative of several underwriters named therein, relating to the issuance and sale (the "Offering") of 4.0 million shares of the Company's common stock at a public offering price of $4.00 per share. The net proceeds to the Company from the Offering were approximately $14.7 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The Offering closed on May 10, 2017. In addition, the Company granted the underwriters a 30-day option (the “Option”) to purchase up to an additional 600,000 shares of common stock at the public offering price. On May 24, 2017, the underwriters notified the Company that they had exercised in full, their Option. The net proceeds to the Company from the Option were approximately $2.3 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The total net proceeds to the Company from the Offering and the Option were approximately $17.0 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The Option closed on May 26, 2017.
ATM Arrangement
On January 27, 2017, the Company entered into an At Market Issuance Sales Agreement ("ATM"), pursuant to which, the Company could, at its discretion, sell up to $10.0 million of the Company’s common stock through its sales agent, FBR Capital Markets & Co. ("FBR"). Sales of common stock made under the ATM were made pursuant to the prospectus supplement dated January 27, 2017, which supplements the prospectus dated October 1, 2014, included in the shelf registration statement that AMSC filed with the SEC on September 19, 2014.
During the year ended March 31, 2017, the Company received net proceeds of $2.5 million, from sales of approximately 379,693 shares of its common stock at an average sales price of approximately $6.79 per share under the ATM.  No sales of the Company's common stock were made under the ATM after March 31, 2017. On May 4, 2017, the Company provided to FBR a notice of termination of the ATM.

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
On September 13, 2011, the Company commenced a series of legal actions in China against Sinovel Wind Group Co. Ltd. (“Sinovel”). The Company’s Chinese subsidiary, Suzhou AMSC Superconductor Co. Ltd., filed a claim for arbitration with the Beijing Arbitration Commission in accordance with the terms of the Company’s supply contracts with Sinovel. The case is captioned (2011) Jing Zhong An Zi No. 963. The Company alleges that Sinovel committed various material breaches of its contracts with the Company and Sinovel has refused to pay past due amounts for prior shipments of core electrical components and spare parts. The Company is seeking compensation for past product shipments and retention (including interest) in the amount of approximately RMB 485 million (approximately $72 million) due to Sinovel’s breaches of its contracts. The Company is also seeking specific performance of its existing contracts as well as reimbursement of all costs and reasonable expenses with respect to the arbitration. The value of the undelivered components under the existing contracts, including the deliveries refused by Sinovel in March 2011, amounts to approximately RMB 4.6 billion (approximately $679 million).
On October 8, 2011, Sinovel filed with the Beijing Arbitration Commission an application under the caption (2011) Jing Zhong An Zi No. 963, for a counterclaim against the Company for breach of the same contracts under which the Company filed its original arbitration claim. Sinovel claims, among other things, that the goods supplied by the Company do not conform to the standards specified in the contracts and claims damages in the amount of approximately RMB 1.2 billion (approximately $177 million) upon Sinovel’s requests for change of counterclaim. On February 27, 2012, Sinovel filed with the Beijing Arbitration Commission an application under the caption (2012) Jing Zhong An Zi No. 157, against the Company for breach of the same contracts under which the Company filed its original arbitration claim. Sinovel claims, among other things, that the goods supplied by the Company do not conform to the standards specified in the contracts and claims damages in the amount of approximately RMB 105 million (approximately $15 million). The Company believes that Sinovel’s claims are without merit and it intends to defend these actions vigorously. Since the proceedings in this matter are still in the early technical review phase, the Company cannot reasonably estimate possible losses or range of losses at this time.
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
As of June 30, 2017, the Company had $0.1 million of restricted cash included in current assets and $0.2 million of restricted cash included in long-term assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts. These deposits are held in interest bearing accounts.

14. Restructuring
The Company accounts for charges resulting from operational restructuring actions in accordance with ASC Topic 420, Exit or Disposal Cost Obligations (“ASC 420”) and ASC Topic 712, Compensation—Nonretirement Postemployment Benefits(“ASC 712”). In accounting for these obligations, the Company is required to make assumptions related to the amounts of employee severance, benefits, and related costs and the time period over which leased facilities will remain vacant, sublease terms, sublease rates and discount rates. Estimates and assumptions are based on the best information available at the time the obligation arises. These estimates are reviewed and revised as facts and circumstances dictate; changes in these estimates could have a material effect on the amount accrued on the consolidated balance sheet.
On April 3, 2017, the Board of Directors approved a plan to reduce the Company’s global workforce by approximately 8%, effective April 4, 2017. The purpose of the workforce reduction was to reduce operating expenses to better align with the Company’s current revenues. Included in the $1.3 million severance pay, charged to operations in the three months ended June 30, 2017, is

$0.5 million of severance pay for one of the Company's former executive officers pursuant to the terms of a severance agreement dated as of June 30, 2017. Under the terms of the severance agreement, the Company's former executive officer is entitled to 18 months of his base salary, which is expected to be paid by December 31, 2018. From and after January 1, 2018, the Company, at its discretion, may settle any remaining unpaid cash severance owed to its former executive officer through the issuance of a number of immediately vested shares of the Company’s common stock, determined by multiplying the remaining unpaid cash severance owed by 120%, and then dividing by the closing stock price per share of the Company's common stock as of the last business day prior to the issuance of the shares.
All amounts related to these restructuring activities are expected to be paid by December 31, 2018.
The following table presents restructuring charges and cash payments for the three months ended June 30, 2017 (in thousands):

Severance pay
and benefits
Accrued restructuring balance at April 1, 2017	$—
Charges to operations	1,339
Cash payments	(423)
Accrued restructuring balance at June 30, 2017	$916
All restructuring charges discussed above are included within restructuring in the Company’s unaudited condensed consolidated statements of operations. The Company includes $0.7 million of accrued restructuring within accounts payable and accrued expenses and the remaining $0.2 million long term portion is included within other liabilities in the Company's unaudited condensed consolidated balance sheets.

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
The operating results for the two business segments are as follows (in thousands):

	Three months ended June 30,
	2017	2016
Revenues:
Wind	$2,278	$5,675
Grid	6,645	7,670
Total	$8,923	$13,345

	Three months ended June 30,
	2017	2016
Operating (loss) profit:
Wind	$(4,433)	$(3,030)
Grid	(8,167)	(5,315)
Unallocated corporate expenses	(2,093)	(999)
Total	$(14,693)	$(9,344)
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
Unallocated corporate expenses primarily consist of stock-based compensation expense of $0.8 million and $1.0 million in the three months ended June 30, 2017 and 2016, respectively. Additionally a restructuring charge of $1.3 million is included in the three months ended June 30, 2017.
Total assets for the two business segments as of June 30, 2017 and March 31, 2017 are as follows (in thousands):

	June 30, 2017	March 31, 2017
Wind	$17,162	$18,346
Grid	26,811	31,060
Corporate assets	60,630	50,838
Total	$104,603	$100,244
The following table sets forth customers who represented 10% or more of the Company’s total revenues for the three months ended June 30, 2017 and 2016:

	Three months ended June 30,
	2017	2016
INOX Wind Limited	22%	27%
U.S. Navy	35%	—%
Reed & Reed Inc.	<10%	17%
Essential Energy	<10%	13%
XJ Group Corporation	—%	12%

16. Recent Accounting Pronouncements
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

•
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations.

•
In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance.

•
In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow- Scope Improvements and Practical Expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers.

•
In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which amends certain narrow aspects of the guidance issued in ASU 2014-09 including guidance related to the disclosure of remaining performance obligations and prior-period performance obligations, as well as other amendments to the guidance on loan guarantee fees, contract costs, refund liabilities, advertising costs and the clarification of certain examples.

The Company is currently evaluating the provisions of ASU 2014-09 and its amendments, and assessing the impact the adoption of this guidance will have on its financial position, results of operations and disclosures.  The Company anticipates the adoption of this guidance will result in certain changes in the identification of deliverables in its contracts and allocation of transaction price. The Company is required to adopt the new standards in the first quarter of fiscal 2018 and expects to do so retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company is still evaluating the final impact of this adoption method on it's consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The amendments in ASU 2016-01 will enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years.  The Company is currently evaluating the impact, if any, the adoption of ASU 2016-01 may have on its consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in ASU 2016-13 will provide more decision useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that year.  The Company is currently evaluating the impact, if any, the adoption of ASU 2016-13 may have on its consolidated financial statements.
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

The Company is currently evaluating the impact, if any, the adoption of ASU 2016-15 and ASU 2016-18 may have on its consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The amendments in ASU 2016-16 will improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that year.  The Company is currently evaluating the impact, if any, the adoption of ASU 2016-16 may have on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations. The amendments in ASU 2017-01 will clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods.  The Company is currently evaluating the impact the adoption of ASU 2017-01 may have on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures. The amendments in ASU 2017-03 provide additional detail surrounding disclosures required related to adoption of new pronouncements. The ASU is effective for the periods of each related pronouncement.  The Company is currently evaluating the impact the adoption of ASU 2017-03 may have on its consolidated financial statements.
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Non-financial Assets (Subtopic 610-20). The amendments in ASU 2017-05 clarify the scope of Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Non-financial Assets, and to add guidance for partial sales of non-financial assets. Subtopic 610-20, which was issued in May 2014 as a part of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), provides guidance for recognizing gains and losses from the transfer of non-financial assets in contracts with non-customers.  The Company is currently evaluating the impact the adoption of ASU 2017-05 may have on its consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Subtopic 718) Scope of Modification Accounting. The amendments in ASU 2017-09 provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award.  The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the impact the adoption of ASU 2017-09 may have on its consolidated financial statements.
In July 2017, the FASB issued ASU 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815). The amendments in ASU 2017-11 provide guidance for freestanding equity-linked financial instruments, such as warrants and conversion options in convertible debt or preferred stock, and should no longer be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The ASU is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods. The Company is currently evaluating the impact the adoption of ASU 2017-11 may have on its consolidated financial statements.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that relate to future events or conditions, including without limitation, the statements in Part II, “Item 1A. Risk Factors” and in Part I under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects or our prospective results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain.  There are a number of important factors that could materially impact the value of our common stock or cause actual results to differ materially from those indicated by such forward-looking statements. These important factors include, but are not limited to: A significant portion of our revenues are derived from a single customer, Inox; We have a history of operating losses and negative operating cash flows, which may continue in the future and require us to secure additional financing in the future; Our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter; Our financial condition may have an adverse effect on our customer and supplier relationships; Our success in addressing the wind energy market is dependent on the manufacturers that license our designs; Our success is dependent upon attracting and retaining qualified personnel and our inability to do so could significantly damage our business and prospects; We rely upon third-party suppliers for the components and sub-assemblies of many of our Wind and Grid products, making us vulnerable to supply shortages and price fluctuations; Failure to successfully execute any move of our Devens, Massachusetts manufacturing facility or achieve expected savings following any move could adversely impact our financial performance; We may not realize all of the sales expected from our backlog of orders and contracts; Our success depends upon the commercial use of high temperature superconductor products, which is currently limited, and a widespread commercial market for our products may not develop; Growth of the wind energy market depends largely on the availability and size of government subsidies, economic incentives and legislative programs designed to support the growth of wind energy; Our contracts with the U.S. government are subject to audit, modification or termination by the U.S. government and include certain other provisions in favor of the government, and additional funding of such contracts may not be approved by the U.S. Congress; We have operations in and depend on sales in emerging markets, including India, and global conditions could negatively affect our operating results or limit our ability to expand our operations outside of these markets; Our business and operations would be adversely impacted in the event of a failure or security breach of our information technology infrastructure; If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired and may lead investors and other users to lose confidence in our financial data; We face risks related to our intellectual property; We face risks related to our legal proceedings; and the important factors discussed under the caption "Risk Factors" in Part 1. Item 1A of our Form 10-K for the fiscal year ended March 31, 2017, and our other reports filed with the SEC. These and the important factors discussed under the caption “Risk Factors” in Part 1. Item 1A of our Form 10-K for the fiscal year ended March 31, 2017 among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Any such forward-looking statements represent management’s estimates as of the date of this Quarterly Report on Form 10-Q. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
American Superconductor®, Amperium®, AMSC®, D-VAR®, PowerModule™, D-VAR® VVO, PQ-IVR®, SeaTitan™, Gridtec Solutions™, Windtec Solutions™ and Smarter, Cleaner... Better Energy™ are trademarks or registered trademarks of American Superconductor Corporation or our subsidiaries. We reserve all of our rights with respect to our trademarks or registered trademarks regardless of whether they are so designated in this Quarterly Report on Form 10-Q by an ® or ™ symbol. All other brand names, product names, trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.
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

Our fiscal year begins on April 1 and ends on March 31. When we refer to a particular fiscal year, we are referring to the fiscal year beginning on April 1 of that same year. For example, fiscal 2017 refers to the fiscal year beginning on April 1, 2017. Other fiscal years follow similarly.

Critical Accounting Policies and Estimates
The preparation of the unaudited condensed consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. During the three months ended June 30, 2017 there were no significant changes in the critical accounting policies that were disclosed in our Form 10-K for fiscal 2016, which ended on March 31, 2017.
Results of Operations
Three months ended June 30, 2017 compared to the three months ended June 30, 2016
Revenues
Total revenues decreased 33% to $8.9 million for the three months ended June 30, 2017, compared to $13.3 million for the three months ended June 30, 2016.  Our revenues are summarized as follows (in thousands):

	Three months ended June 30,
	2017	2016
Revenues:
Wind	$2,278	$5,675
Grid	6,645	7,670
Total	$8,923	$13,345
Our Wind business unit accounted for 26% of total revenues for the three months ended June 30, 2017, compared to 43% for the three months ended June 30, 2016. Revenues in the Wind business unit decreased 60% to $2.3 million in the three months ended June 30, 2017, from $5.7 million in the three months ended June 30, 2016. Wind business unit revenues in the three months ended June 30, 2017 decreased due primarily to fewer ECS shipments to Inox. This resulted from what we believe, based on our discussions with Inox, to be a temporary demand dislocation caused by the reaction in certain states in India to a recent national wind energy auction that resulted in a record-low power purchase tariff.
Our Grid business unit accounted for 74% of total revenues for the three months ended June 30, 2017, compared to 57% for the three months ended June 30, 2016. Our Grid business unit revenues decreased 13% to $6.6 million in the three months ended June 30, 2017, from $7.7 million in the three months ended June 30, 2016. Grid business unit revenues in the three months ended June 30, 2017 decreased primarily due to lower D-VAR system revenues than in the prior year period, partially offset by higher revenue from the U.S. Navy.
The following table sets forth customers who represented 10% or more of our total revenues for the three months ended June 30, 2017 and 2016:

	Three months ended June 30,
	2017	2016
INOX Wind Limited	22%	27%
U.S. Navy	35%	—%
Reed & Reed Inc.	<10%	17%
Essential Energy	<10%	13%
XJ Group Corporation	—%	12%
Cost of Revenues and Gross Margin
Cost of revenues increased by 7% to $13.4 million for the three months ended June 30, 2017, compared to $12.5 million for the three months ended June 30, 2016. Gross margin was (50.3)% for the three months ended June 30, 2017, compared to 6.5% for the three months ended June 30, 2016. The decrease in the gross margin for the three months ended June 30, 2017 was due to decreased revenue as discussed above, along with a more favorable product mix in the prior year period, as well as an increase to cost of revenues of approximately of $2.5 million due to accelerated depreciation related to revised estimates of the remaining useful lives on certain pieces of manufacturing equipment.
Operating Expenses
Research and development
R&D expenses decreased by 8% to $2.7 million for the three months ended June 30, 2017, from $3.0 million for the three months ended June 30, 2016.  The decrease in the three months ended June 30, 2017 is primarily due to lower overall compensation expense due to decreased headcount.
Selling, general, and administrative
SG&A expenses decreased by 15% to $6.1 million in the three months ended June 30, 2017, from $7.2 million in the three months ended June 30, 2016. The decrease in SG&A expenses in the three months ended June 30, 2017 was due primarily to reduced overall compensation expense as noted above.
Amortization of acquisition related intangibles

We recorded amortization expense related to our core technology and know-how, trade names and trademark intangible assets of less than $0.1 million in each of the three months ended June 30, 2017 and 2016.
Restructuring
We recorded a restructuring charge of $1.3 million for severance costs in the three months ended June 30, 2017 as a result of the reduction in force announced on April 4, 2017. Included in the $1.3 million severance pay, charged to operations in the three months ended June 30, 2017, is $0.5 million of severance pay for one of our former executive officers pursuant to the terms of a severance agreement dated as of June 30, 2017. Under the terms of the severance agreement, our former executive officer is entitled to eighteen months of his base salary, which is expected to be paid by December 31, 2018. From and after January 1, 2018, at our discretion, we may settle any remaining unpaid cash severance owed to our former executive officer through the issuance of a number of immediately vested shares of our common stock, determined by multiplying the remaining unpaid cash severance owed by 120%, and then dividing by the closing stock price per share of our common stock as of the last business day prior to the issuance of the shares.

Operating loss
Our operating loss is summarized as follows (in thousands):

	Three months ended June 30,
	2017	2016
Operating (loss) profit:
Wind	$(4,433)	$(3,030)
Grid	(8,167)	(5,315)
Unallocated corporate expenses	(2,093)	(999)
Total	$(14,693)	$(9,344)
Our Wind segment generated an operating loss of $4.4 million in the three months ended June 30, 2017, compared to $3.0 million in the three months ended June 30, 2016. The increase in the Wind business unit operating loss in the three months ended June 30, 2017 was due primarily to lower shipments to Inox as previously discussed.
Our Grid segment generated an operating loss of $8.2 million in the three months ended June 30, 2017, compared to $5.3 million in the three months ended June 30, 2016. The increase in the Grid business unit operating loss in the three months ended June 30, 2017 was due primarily to increased cost of revenues related to accelerated depreciation related to revised estimates of the useful lives of certain pieces of manufacturing equipment and lower D-VAR system revenues.
Unallocated corporate expenses primarily consist of stock-based compensation expense of $0.8 million and $1.0 million in the three months ended June 30, 2017 and 2016, respectively. Additionally, a restructuring charge of $1.3 million primarily for severance costs as a result of the restructuring action announced on April 4, 2017 is included in unallocated corporate expenses for the three months ended June 30, 2017.
Change in fair value of derivatives and warrants
The change in fair value of derivatives and warrants resulted in a gain of $0.9 million in the three months ended June 30, 2017, compared to a loss of $0.7 million in the three months ended June 30, 2016. The change in the fair value was primarily driven by changes in stock price, which is a key valuation metric.
Interest expense, net
Interest expense, net, was less than $0.1 million in the three months ended June 30, 2017, compared to $0.1 million in the three months ended June 30, 2016. The decrease was related to lower interest expense due to the maturity of both of our term loans with Hercules Technology Growth Capital, Inc. (“Hercules”). Our Term Loan B matured in November 2016, and our Term Loan C matured in June 2017.
Other (expense) income, net

Other expense, net, was $1.4 million in the three months ended June 30, 2017, compared to other income, net, of $0.1 million in the three months ended June 30, 2016.  The increase in other expense, net during the three months ended June 30, 2017, was primarily driven by higher foreign currency losses.
Income Taxes
Income tax expense was $0.1 million in the three months ended June 30, 2017, compared to income tax expense of $0.3 million in the three months ended June 30, 2016. The decrease in income tax expense during the three months ended June 30, 2017 was primarily due to lower taxes in our foreign jurisdictions.
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
We define non-GAAP net loss as net loss before stock-based compensation, amortization of acquisition-related intangibles, consumption of zero cost-basis inventory, changes in fair value of derivatives and warrants, non-cash interest expense, tax effect of adjustments, and the other non-cash or unusual charges, indicated in the table below. We believe non-GAAP net loss assists management and investors in comparing our performance across reporting periods on a consistent basis by excluding these non-cash or non-recurring charges that we do not believe are indicative of our core operating performance. A reconciliation of GAAP to non-GAAP net loss is set forth in the table below (in thousands, except per share data):

	Three months ended June 30,
	2017	2016
Net loss	$(15,252)	$(10,355)
Stock-based compensation	754	999
Amortization of acquisition-related intangibles	13	39
Consumption of zero cost-basis inventory	(57)	(158)
Change in fair value of derivatives and warrants	(925)	678
Non-cash interest expense	19	56
Tax effect of adjustments	9	25
Non-GAAP net loss	$(15,439)	$(8,716)

Non-GAAP net loss per share	$(0.92)	$(0.64)
Weighted average shares outstanding - basic and diluted	16,778	13,676
We incurred non-GAAP net losses of $15.4 million or $0.92 per share for the three months ended June 30, 2017, compared to non-GAAP net losses of $8.7 million or $0.64 per share for the three months ended June 30, 2016. The increase in non-GAAP net loss in the three month period ended June 30, 2017 was driven primarily by an increase in net loss as previously discussed.
Liquidity and Capital Resources
We have experienced recurring operating losses and as of June 30, 2017, had an accumulated deficit of $970.8 million. In addition, we have experienced recurring negative operating cash flows and our Wind segment revenues decreased substantially in the three months ended June 30, 2017 compared to the prior year period. From April 1, 2011 through the date of this filing, we have reduced our global workforce substantially, including an 8% reduction in force, primarily affecting employees in our Devens, Massachusetts facility, effective April 4, 2017. We incurred restructuring charges of $1.3 million in cash severance expenses in the fiscal quarter ended June 30, 2017 in connection with the workforce reduction. We plan to closely monitor our expenses and, if required, expect to further reduce operating costs and capital spending to enhance liquidity.
Our cash requirements depend on numerous factors, including if and when the Inox demand dislocation is resolved, the successful completion of our product development activities, our ability to commercialize our Resilient Electric Grid (“REG”)

and ship protection system solutions, rate of customer and market adoption of our products, collecting receivables according to established terms, and the continued availability of U.S. government funding during the product development phase of our Superconductors-based products.
At June 30, 2017, we had cash, cash equivalents, and restricted cash of $37.7 million, compared to $27.7 million at March 31, 2017, an increase of $10.0 million. Our cash and cash equivalents, and restricted cash are summarized as follows (in thousands):

	June 30, 2017	March 31, 2017
Cash and cash equivalents	$37,477	$26,784
Restricted cash	265	960
Total cash, cash equivalents, and restricted cash	$37,742	$27,744

As of June 30, 2017, we had approximately $6.5 million of cash, cash equivalents, and restricted cash in foreign bank accounts, with a majority of this cash located in Europe. The increase in total cash, cash equivalents, and restricted cash was due primarily to cash received from the May 2017 equity offering. See further discussion below.
For the three months ended June 30, 2017, net cash used in operating activities was $5.4 million compared to $2.1 million of cash used for the three months ended June 30, 2016. The increase in net cash used in operations was due primarily to an increased operating loss, and less cash collections from Inox, partially offset by usage of inventory.
For the three months ended June 30, 2017, net cash provided by investing activities was $0.6 million, compared to net cash used of $0.3 million for the three months ended June 30, 2016. The increase in net cash provided by investing activities was due primarily to a decrease in restricted cash as well as less fixed asset purchases compared to the prior year period.
For the three months ended June 30, 2017, net cash provided by financing activities was $15.1 million compared to net cash used in financing activities of $1.5 million in the three months ended June 30, 2016. The increase in net cash provided by financing activities was primarily due to net proceeds of $17.0 million from the issuance of 4.6 million shares of common stock in May 2017, with no such equity offering in the prior year period.  See the discussion regarding the May 2017 equity offering below.
At June 30, 2017, we had $0.1 million of restricted cash included in current assets and $0.2 million of restricted cash included in long-term assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts. These deposits are held in interest bearing accounts.
On December 19, 2014, we amended our Loan and Security Agreement (the "Term Loan") with Hercules and entered into a new term loan (the “Term Loan C”), borrowing $1.5 million (our prior $10.0 million term loan with Hercules was repaid in full at maturity on November 1, 2016).  After closing fees and expenses, the net proceeds from the Term Loan C were $1.4 million.  We made interest only payments on the Term Loan C until maturity on June 1, 2017, when the loan was repaid in its entirety.
On May 5, 2017, we entered into an underwriting agreement relating to the issuance and sale (the "Offering") of up to 4.0 million shares of our common stock at a public offering price of $4.00 per share and granted a 30-day option (the "Option") to the underwriters to purchase up to an additional 600,000 shares of common stock at the public offering price. The net proceeds to us from the Offering were approximately $14.7 million, after deducting underwriting discounts and commissions and offering expenses payable by us. On May 24, 2017, the underwriters notified us that they had exercised in full their Option to purchase an additional 600,000 shares of common stock in connection with the Offering. The net proceeds to us from the Option were approximately $2.3 million, after deducting underwriting discounts and commissions and offering expenses payable by us. The total net proceeds to us during the three months ended June 30, 2017 from the Offering and Option were approximately $17.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us. The Company terminated its At Market Issuance Sales Agreement with FBR Capital Markets & Co in conjunction with the Offering. In addition, in December 2015, we entered into a set of strategic agreements valued at approximately $210.0 million with Inox. These agreements are expected to provide a foundation for the business as we pursue our longer-term objectives.
We believe we have sufficient available liquidity to fund our operations and capital expenditures for the next twelve months. In addition, we may seek to raise additional capital, which could be in the form of loans, convertible debt or equity, to fund our operating requirements and capital expenditures. Our liquidity is highly dependent on our ability to increase revenues, control our operating costs, and our ability to raise additional capital, if necessary. There can be no assurance that we will be able to raise additional capital, or execute on any other means of improving our liquidity as described above.

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
•In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations.
•In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance.
•In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow- Scope Improvements and Practical Expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers.
•In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which amends certain narrow aspects of the guidance issued in ASU 2014-09 including guidance related to the disclosure of remaining performance obligations and prior-period performance obligations, as well as other amendments to the guidance on loan guarantee fees, contract costs, refund liabilities, advertising costs and the clarification of certain examples.
We are currently evaluating the provisions of ASU 2014-09 and its amendments, and assessing the impact the adoption of this guidance will have on our financial position, results of operations and disclosures.  We anticipate the adoption of this guidance will result in certain changes in the identification of deliverables in our contracts and allocation of transaction price. We are required to adopt the new standards in the first quarter of fiscal 2018 and expect to do so retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). We are still evaluating the final impact of this adoption method on our consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The amendments in ASU 2016-01 enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years.  We are currently evaluating the impact, if any, the adoption of ASU 2016-01 may have on our consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in ASU 2016-13 provide more decision useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that year.  We are currently evaluating the impact, if any, the adoption of ASU 2016-13 may have on our consolidated financial statements.
In 2016, the FASB issued the following two ASU's on Statement of Cash Flows (Topic 230). Both amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that year.
•In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in ASU 2016-15 provide more guidance towards the classification of multiple different types of cash flows in order to reduce the diversity in reporting across entities.
•In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in ASU 2016-18 explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.
We are currently evaluating the impact, if any, the adoption of ASU 2016-15 and ASU 2016-18 may have on our consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The amendments in ASU 2016-16 improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that year.  We are currently evaluating the impact, if any, the adoption of ASU 2016-16 may have on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations. The amendments in ASU 2017-01 clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods.  We are currently evaluating the impact the adoption of ASU 2017-01 may have on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures. The amendments in ASU 2017-03 provide additional detail surrounding disclosures required related to adoption of new pronouncements. The ASU is effective for the periods of each related pronouncement.  We are currently evaluating the impact the adoption of ASU 2017-03 may have on our consolidated financial statements.
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Non-financial Assets (Subtopic 610-20). The amendments in ASU 2017-05 clarify the scope of Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Non-financial Assets, and to add guidance for partial sales of non-financial assets. Subtopic 610-20, which was issued in May 2014 as a part of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), provides guidance for recognizing gains and losses from the transfer of non-financial assets in contracts with non-customers.  We are currently evaluating the impact the adoption of ASU 2017-05 may have on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Subtopic 718) Scope of Modification Accounting. The amendments in ASU 2017-09 provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award.  The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods. We are currently evaluating the impact the adoption of ASU 2017-09 may have on our consolidated financial statements.
In July 2017, the FASB issued ASU 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815). The amendments in ASU 2017-11 provide guidance for freestanding equity-linked financial instruments, such as warrants and conversion options in convertible debt or preferred stock, and should no longer be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The ASU is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods. We are currently evaluating the impact the adoption of ASU 2017-11 may have on our consolidated financial statements.
We do not believe that other recently issued accounting pronouncements will have a material impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We face exposure to financial market risks such as adverse movements in foreign currency exchange rates. These exposures may change over time as our business practices evolve and could have a material adverse impact on our financial results. Our market risk profile as of June 30, 2017 has not materially changed since March 31, 2017. Our market risk profile as of March 31, 2017 is disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the Securities and Exchange Commission ("SEC") on May 25, 2017.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
On September 13, 2011, we commenced a series of legal actions in China against Sinovel. Our Chinese subsidiary, Suzhou AMSC Superconductor Co. Ltd., filed a claim for arbitration with the Beijing Arbitration Commission in accordance with the terms of our supply contracts with Sinovel. The case is captioned (2011) Jing Zhong An Zi No. 0963. On March 31, 2011, Sinovel refused to accept contracted shipments of 1.5 MW and 3 MW wind turbine core electrical components and spare parts that we were prepared to deliver. We allege that these actions constitute material breaches of our contracts because Sinovel did not give us notice that it intended to delay deliveries as required under the contracts. Moreover, we allege that Sinovel has refused to pay past due amounts for prior shipments of core electrical components and spare parts. We are seeking compensation for past product shipments and retention (including interest) in the amount of approximately RMB 485 million (approximately $72 million) due to Sinovel’s breaches of our contracts. We are also seeking specific performance of our existing contracts as well as reimbursement of all costs and reasonable expenses with respect to the arbitration. The value of the undelivered components under the existing contracts, including the deliveries refused by Sinovel in March 2011, amounts to approximately RMB 4.6 billion (approximately $679 million).
On October 8, 2011, Sinovel filed with the Beijing Arbitration Commission an application under the caption (2011) Jing Zhong An Zi No. 0963, for a counterclaim against us for breach of the same contracts under which we filed our original arbitration claim. Sinovel claims, among other things, that the goods supplied by us do not conform to the standards specified in the contracts and claims damages in the amount of approximately RMB 370 million (approximately $55 million). On October 17, 2011, Sinovel filed with the Beijing Arbitration Commission a request for change of counterclaim to increase its damage claim to approximately RMB 1 billion (approximately $148 million). On December 22, 2011, Sinovel filed with the Beijing Arbitration Commission an additional request for change of counterclaim to increase its damages claim to approximately RMB 1.2 billion (approximately $177 million). On February 27, 2012, Sinovel filed with the Beijing Arbitration Commission an application under the caption (2012) Jing Zhong An Zi No. 0157, against us for breach of the same contracts under which we filed our original arbitration claim. Sinovel claims, among other things, that the goods supplied by us do not conform to the standards specified in the contracts and claims damages in the amount of approximately RMB 105 million (approximately $15 million). We believe that Sinovel’s claims are without merit and we intend to defend these actions vigorously. Since the proceedings in this matter are still in the early technical review phase, we cannot reasonably estimate possible losses or range of losses at this time.
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
We submitted a civil action application to the Beijing Higher People’s Court against Sinovel and certain of its employees for trade secret infringement on September 13, 2011 under the caption (2011) Gao Min Chu Zi No. 4193. The application alleges the defendants’ unauthorized use of portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines as described above with respect to the Copyright Action. We are seeking monetary damages of approximately RMB 2.9 billion (approximately $428 million) for the trade secret infringement as well as reimbursement of all costs and reasonable expenses. The Beijing Higher People’s Court has accepted the case, which was necessary in order for the case to proceed. On December 22, 2011 the Beijing Higher People’s Court transferred the case to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Gao Min Chu Zi No. 4193. On June 7, 2012, we received an Acceptance Notice from the Beijing No.1 Intermediate People’s Court under the caption (2012) Yi Zhong Min Chu Zi No.6833. The Beijing No. 1 Intermediate Court held the first substantive hearing on May 11, 2015.  On June 15, 2015, we submitted a request for the withdrawal of our complaint to the Beijing No. 1 Intermediate Court.  On June 16, 2015, the Beijing No. 1 Intermediate Court granted our request.  We immediately filed a civil action application to the Beijing Intellectual Property Court against the same parties and seeking the same amount of monetary damages for trade secret infringement on June 16, 2015 under the caption (2015) Jin Zhi Min Chu Zi No. 1135.  On January 18, 2016, the Beijing Intellectual Property Court held its first substantive hearing on our trade secret infringement case.  At the hearing, the parties presented evidence, reviewed claims and answered questions from the court.  We are awaiting a decision from the Beijing Intellectual Property Court.
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
There have been no material changes in the three months ended June 30, 2017 to the risk factors described in Part I, Item IA of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the SEC on May 25, 2017.

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

AMERICAN SUPERCONDUCTOR CORPORATION

Date:	August 8, 2017	By:	/s/ John W. Kosiba, Jr.
John W. Kosiba, Jr.
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.1	Fiscal 2017 Executive Incentive Plan					*

10.2	Severance and Consulting Services Agreement, dated as of June 30, 2017, by and between the Company and David A. Henry	8-K	000-19672	10.1	07/03/2017

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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
Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet as of June 30, 2017 and March 31, 2017 (ii) Condensed Statements of Operations and Income for the three months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended June 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2017 and 2016, and (v) Notes to Condensed Consolidated Financial Statements.