Form 10-Q
period 2017-09-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2017-11-07
CIK 880807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Shares outstanding of the Registrant’s common stock:

Common Stock, par value $0.01 per share	20,925,142
Class	Outstanding as of November 2, 2017

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2017	March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$30,320	$26,784
Accounts receivable, net	8,193	7,956
Inventory	15,983	17,462
Prepaid expenses and other current assets	3,323	2,703
Restricted cash	—	795
Total current assets	57,819	55,700

Property, plant and equipment, net	36,438	43,438
Intangibles, net	3,496	301
Goodwill	1,711	—
Restricted cash	165	165
Deferred tax assets	538	407
Other assets	381	233
Total assets	$100,548	$100,244

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$14,016	$14,490
Note payable, current portion, net of discount of $19 as of March 31, 2017	—	1,481
Derivative liabilities	1,224	1,923
Deferred revenue	16,069	14,323
Total current liabilities	31,309	32,217

Deferred revenue	8,325	7,631
Deferred tax liabilities	125	125
Other liabilities	137	45
Total liabilities	39,896	40,018

Commitments and contingencies (Note 14)

Stockholders' equity:
Common stock	211	147
Additional paid-in capital	1,039,458	1,017,510
Treasury stock	(1,645)	(1,371)
Accumulated other comprehensive income (loss)	718	(503)
Accumulated deficit	(978,090)	(955,557)
Total stockholders' equity	60,652	60,226
Total liabilities and stockholders' equity	$100,548	$100,244

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016
Revenues	$11,049	$18,507	$19,971	$31,852

Cost of revenues	10,777	16,404	24,186	28,886

Gross margin	272	2,103	(4,215)	2,966

Operating expenses:
Research and development	2,951	2,867	5,667	5,819
Selling, general and administrative	5,339	6,347	11,477	13,563
Amortization of acquisition-related intangibles	—	39	13	78
Change in fair value of contingent consideration	(201)	—	(201)	—
Restructuring	(12)	—	1,328	—
Total operating expenses	8,077	9,253	18,284	19,460

Operating loss	(7,805)	(7,150)	(22,499)	(16,494)

Change in fair value of warrants	144	1,244	1,069	567
Gain on sale of minority interest	951	—	951	—
Interest income (expense), net	54	(107)	45	(243)
Other expense, net	(796)	(518)	(2,170)	(393)
Loss before income tax (benefit) expense	(7,452)	(6,531)	(22,604)	(16,563)

Income tax (benefit) expense	(171)	794	(71)	1,117

Net loss	$(7,281)	$(7,325)	$(22,533)	$(17,680)

Net loss per common share
Basic	$(0.38)	$(0.53)	$(1.26)	$(1.29)
Diluted	$(0.38)	$(0.53)	$(1.26)	$(1.29)

Weighted average number of common shares outstanding
Basic	19,060	13,769	17,925	13,723
Diluted	19,060	13,769	17,925	13,723

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016
Net loss	$(7,281)	$(7,325)	$(22,533)	$(17,680)
Other comprehensive gain (loss), net of tax:
Foreign currency translation gain (loss)	401	111	1,221	(541)
Total other comprehensive gain (loss), net of tax	401	111	1,221	(541)
Comprehensive loss	$(6,880)	$(7,214)	$(21,312)	$(18,221)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended September 30,
	2017	2016
Cash flows from operating activities:

Net loss	$(22,533)	$(17,680)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	7,682	3,735
Stock-based compensation expense	1,232	1,653
Provision for excess and obsolete inventory	351	671
Gain on sale of minority interest	(951)	—
Change in fair value of warrants and contingent consideration	(1,270)	(567)
Non-cash interest expense	19	98
Other non-cash items	(97)	(103)
Changes in operating asset and liability accounts:
Accounts receivable	124	7,118
Inventory	1,354	(8,696)
Prepaid expenses and other current assets	85	2,843
Accounts payable and accrued expenses	(770)	(4,481)
Deferred revenue	1,235	4,497
Net cash used in operating activities	(13,539)	(10,912)

Cash flows from investing activities:
Purchase of property, plant and equipment	(483)	(359)
Proceeds from the sale of property, plant and equipment	12	15
Change in restricted cash	795	4
Cash paid for acquisition, net of cash acquired	134	—
Proceeds from sale of minority interest	951	—
Change in other assets	(130)	(28)
Net cash provided by/(used in) investing activities	1,279	(368)

Cash flows from financing activities:
Employee taxes paid related to net settlement of equity awards	(274)	(490)
Repayment of debt	(1,575)	(2,000)
Proceeds from public equity offering, net	16,952	—
Proceeds from exercise of employee stock options and ESPP	85	—
Net cash provided by/(used in) financing activities	15,188	(2,490)

Effect of exchange rate changes on cash and cash equivalents	608	(298)

Net increase/(decrease) in cash and cash equivalents	3,536	(14,068)
Cash and cash equivalents at beginning of year	26,784	39,330
Cash and cash equivalents at end of year	$30,320	$25,262

Supplemental schedule of cash flow information:
Issuance of common stock in connection with the purchase of Infinia Technology Corporation	$3,557	$—
Cash paid for income taxes, net of refunds	753	894
Issuance of common stock to settle liabilities	185	212
Cash paid for interest	42	187

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
These unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with United States generally accepted accounting principles (“GAAP”) and the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. The going concern basis of presentation assumes that the Company will continue operations and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those instructions. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended September 30, 2017 and 2016 and the financial position at September 30, 2017.
Liquidity
The Company has experienced recurring operating losses and as of September 30, 2017, the Company had an accumulated deficit of $978.1 million. In addition, the Company has experienced recurring negative operating cash flows.  At September 30, 2017, the Company had cash and cash equivalents of $30.3 million, with no outstanding debt. Cash used in operations for the six months ended September 30, 2017 was $13.5 million.
From April 1, 2011 through the date of this filing, the Company has reduced its global workforce substantially, including a restructuring action announced on April 4, 2017 which led to a $1.3 million restructuring charge in the six months ended September 30, 2017. See Note 15 "Restructuring" for further discussion of this action.  The Company has taken actions to consolidate certain business operations to reduce facility costs.  As of September 30, 2017, the Company had a global workforce of 321 persons.  The Company plans to closely monitor its expenses and, if required, expects to further reduce operating costs and capital spending to enhance liquidity.
Over the last several years, the Company has entered into equity financing arrangements in order to enhance liquidity.  Since April 1, 2012, the Company has generated aggregate cash flows from financing activities of $85.1 million.  Included in this amount are proceeds of approximately $17.0 million after deducting underwriting discounts and commissions and offering expenses payable by the Company, from the Company's equity offering completed on May 10, 2017, which includes the subsequent exercise by the underwriters of their option in full to purchase additional shares. The Company terminated its At Market Issuance Sales Agreement ("ATM") with FBR Capital Markets & Co. in conjunction with this equity offering. See Note 13 “Stockholder's Equity” for further discussion of these financing arrangements.

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

The Company believes that based on the information presented above and its quarterly management assessment, it has sufficient liquidity to fund its operations and capital expenditures for the next twelve months following the issuance of the financial statements for the six months ended September 30, 2017. The Company’s liquidity is highly dependent on its ability to increase revenues, its ability to control its operating costs, and its ability to raise additional capital, if necessary. There can be no assurance that the Company will be able to continue to raise additional capital from other sources or execute on any other means of improving liquidity described above.

2. Stock-Based Compensation
The Company accounts for its stock-based compensation at fair value. The following table summarizes stock-based compensation expense by financial statement line item for the three and six months ended September 30, 2017 and 2016 (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016
Cost of revenues	$23	$49	$59	$99
Research and development	61	62	110	92
Selling, general and administrative	394	542	1,063	1,462
Total	$478	$653	$1,232	$1,653
The Company issued 37,140 shares of immediately vested common stock and 795,500 shares of restricted stock awards during the six months ended September 30, 2017, and issued 35,000 shares of immediately vested common stock, and granted 126,000 restricted stock awards during the six months ended September 30, 2016.  These restricted stock awards generally vest over 2-3 years.  Awards for restricted stock include both time-based and performance-based awards.  For options and awards that vest upon the passage of time, expense is being recorded over the vesting period.  Performance-based awards are expensed over the requisite service period based on probability of achievement. In addition, the Company issued 16,667 restricted stock units under the 2007 Stock Incentive Plan during the six months ended September 30, 2017, each of which represents the right to receive one share of common stock in connection with a severance agreement entered into with one of the Company's former executive officers. These restricted stock units vested and were settled in shares of common stock on the eighth day after receipt of an irrevocable release.
The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. The total unrecognized compensation cost for unvested outstanding stock options was $0.3 million at September 30, 2017. This expense will be recognized over a weighted average expense period of approximately 1.5 years. The total unrecognized compensation cost for unvested outstanding restricted stock was $3.6 million at September 30, 2017. This expense will be recognized over a weighted-average expense period of approximately 2.1 years.
The Company did not grant any stock options during the three and six months ended September 30, 2017. During the six months ended September 30, 2016, the Company granted 9,703 stock options. These options will vest over 2 years. The weighted average assumptions used in the Black Scholes valuation model for stock options granted during the six months ended September 30, 2016 are as follows:.

	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Expected volatility	N/A	67.6%	N/A	67.6%
Risk-free interest rate	N/A	1.3%	N/A	1.3%
Expected life (years)	N/A	5.7	N/A	5.7
Dividend yield	N/A	None	N/A	None

3. Computation of Net Loss per Common Share
Basic net loss per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Where applicable, diluted EPS is computed by dividing the net loss by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. For the three and six months ended September 30, 2017, 1.5 million shares were not included in the calculation of diluted EPS as they were considered anti-dilutive, of which 0.3 million relate to outstanding stock options, and 1.2 million relate to outstanding warrants. For the three and six months ended September 30, 2016, 1.6 million shares were not included in the calculation of diluted EPS as they were considered anti-dilutive, of which 0.4 million relate to outstanding stock options, and 1.2 million relate to outstanding warrants.
The following table reconciles the numerators and denominators of the earnings per share calculation for the three and six months ended September 30, 2017 and 2016 (in thousands, except per share data):

	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(7,281)	$(7,325)	$(22,533)	$(17,680)
Denominator:
Weighted-average shares of common stock outstanding	19,531	14,190	18,316	14,161
Weighted-average shares subject to repurchase	(471)	(421)	(391)	(438)
Shares used in per-share calculation ― basic	19,060	13,769	17,925	13,723
Shares used in per-share calculation ― diluted	19,060	13,769	17,925	13,723
Net loss per share ― basic	$(0.38)	$(0.53)	$(1.26)	$(1.29)
Net loss per share ― diluted	$(0.38)	$(0.53)	$(1.26)	$(1.29)

4. Acquisition and Related Goodwill

Acquisition of Infinia Technology Corporation
On September 25, 2017, the Company acquired Infinia Technology Corporation ("ITC") for approximately $3.8 million as described below (the "Acquisition"). Located in Richmond, Washington, ITC is a technology firm founded in 2009 specializing in the design, development and commercialization of cryo-coolers for a wide range of applications.
Pursuant to the terms of the stock purchase agreement ("SPA"), the Company acquired all of the issued and outstanding shares of ITC (the "ITC Shares") from the selling stockholders, for a purchase price of approximately $3.8 million consisting of $0.1 million in cash and 884,890 shares of the Company’s common stock (the "AMSC Shares"), $0.01 par value per share at a per share price of $4.02 on the acquisition date. Under the terms of the SPA, the Company was obligated to file a registration statement (the "Resale Registration Statement") covering the resale of the AMSC Shares by the selling stockholders no later than 10 business days following the closing of the Acquisition, and to use commercially reasonable efforts to cause the Resale Registration Statement to be declared effective by the SEC as soon as practicable thereafter. Additionally, the Company agreed to pay the selling stockholders in cash (the "Make Whole Payment"), if any, equal to (x) an amount equal to (i) the price per AMSC Share pursuant to the terms of the SPA, multiplied by (ii) the number of AMSC Shares sold by the selling stockholders during the first 90 days after the effectiveness of the Resale Registration Statement, minus (y) the aggregate sales proceeds received by the Selling Stockholders from the sale of any AMSC Shares during the first 90 days after the effectiveness of the Resale Registration Statement. The Resale Registration Statement was declared effective on October 23, 2017. The Company has granted a security interest in the ITC Shares to the selling stockholders to secure the Company’s obligation to make any Make Whole Payment. The contingent liability related to the Make Whole Payment was determined under a fair value option based pricing model to be $0.6 million on September 25, 2017.
ITC was integrated into the Company's Grid business unit. The Acquisition has been accounted for under the purchase method of accounting in accordance with ASU 805, Business Combinations. The Company allocated the purchase price to the assets acquired and liabilities assumed at their estimated fair values as of the date of Acquisition. The Company estimated the fair value of the intangible assets at $3.4 million, which consisted of core-technology and know-how, working capital of $0.2 million and property, plant and equipment of less than $0.1 million. A long-term deferred tax liability of $1.1 million was recorded for the differing book and tax basis of the ITC assets and liabilities. Provisional amounts have been recorded for the related tax activity as of September 30, 2017. Final adjustments are expected to be made during the third quarter of fiscal 2017.
The following table summarizes the consideration paid for ITC and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date, as well as the fair value at the acquisition date of ITC at September 25, 2017 (in millions):

September 25, 2017
Consideration
Cash	$0.1
Equity (884,890 shares of common stock at $4.02 per share)	3.6
Contingent consideration	0.6
Total Consideration	$4.3

Recognized amounts of identifiable assets acquired and liabilities assumed
Core technology and know-how	$3.4
Working capital	0.2
Property, plant and equipment	0.0
Total identifiable net assets	$3.6
Long-term deferred tax liability	1.1
Goodwill allocated	$1.7
The Company valued the Acquisition at $4.2 million (excluding Acquisition costs), using a value of $4.02 per share, which was the closing price of the Company's common stock on the date of Acquisition plus $0.1 million in cash and $0.6 million of contingent consideration for the Make Whole Payment valued as of the closing date. Acquisition costs of less than $0.1 million were recorded in selling, general and administrative costs.
The results of ITC's operations, which were not significant from the date of acquisition until September 30, 2017, are included in the Company’s consolidated results from the date of Acquisition of September 25, 2017, for the three and six months ended September 30, 2017. Assuming the Acquisition had occurred on April 1, 2017 and 2016, the impact on the consolidated results of the Company would not have been significant.

Goodwill
At the time of the Acquisition, the Company allocated the purchase price to the assets acquired and liabilities assumed at their estimated fair values as of the date of Acquisition. The excess of the purchase price of $1.7 million paid by the Company over the estimated fair value of net assets acquired has been recorded as goodwill in the Company's Grid segment. Goodwill represents the value associated with the acquired workforce and synergies related to the merger of the two companies.
The guidance under ASC 805-30 provides for the recognition of goodwill on the Acquisition date measured as the excess of the aggregate consideration transferred over the net of the Acquisition date amounts of net assets acquired and liabilities assumed. The fair value of the contingent consideration included in the total consideration transferred was determined using the Black Scholes pricing model, and all other consideration transferred was calculated using its observable market fair value. The tangible net assets acquired fair value was based on observable market fair value. The acquired intangible asset fair value was determined using discounted cash flows under an excess in earnings model.
Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the purchase method of accounting. Goodwill is not amortized, but reviewed for impairment. Goodwill is reviewed annually, and whenever events or changes in circumstances indicate that the carrying value of the goodwill might not be recoverable.
The Company early adopted ASU 2017-04 as of September 30, 2017. The Company will perform an annual impairment assessment on goodwill, unless events occur in the interim periods to indicate impairment may have occurred. The Company did not identify any triggering events in the period between the date of Acquisition and September 30, 2017, which would require subsequent interim testing of goodwill. As such, the Company expects to perform its annual goodwill impairment test during the fourth fiscal quarter of 2017. The Company will compare the fair value of its reporting unit to its carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company would record an impairment loss equal to the difference.

5. Fair Value Measurements

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

The Company provides a gross presentation of activity within Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements.  A change in the hierarchy of an investment from its current level is reflected in the period during which the pricing methodology of such investment changes.  Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 is made in the event that the related security is significant to total cash and investments.  The Company did not have any transfers of assets and liabilities from Level 1 and Level 2 to Level 3 of the fair value measurement hierarchy during the three and six months ended September 30, 2017.
A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The following table provides the assets and liabilities carried at fair value on a recurring basis, measured as of September 30, 2017 and March 31, 2017 (in thousands):

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017:
Assets:
Cash equivalents	$24,392	$24,392	$—	$—
Derivative liabilities:
Acquisition contingent consideration	$370	$—	$—	$370
Warrants	854	—	—	854
Total derivative liabilities	$1,224	$—	$—	$1,224

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017:
Assets:
Cash equivalents	$14,105	$14,105	$—	$—
Derivative liabilities:
Warrants	$1,923	$—	$—	$1,923
The table below reflects the activity for the Company’s major classes of liabilities measured at fair value on a recurring basis (in thousands):

	Warrants	Acquisition Contingent Consideration
April 1, 2017	$1,923	$—
Issuance of contingent consideration	—	571
Mark to market adjustment	(1,069)	(201)
Balance at September 30, 2017	$854	$370

Warrants
April 1, 2016	$3,227
Mark to market adjustment	(1,304)
Balance at March 31, 2017	$1,923

Valuation Techniques
Cash Equivalents
Cash equivalents consist of highly liquid instruments with maturities of three months or less that are regarded as high quality, low risk investments and are measured using such inputs as quoted prices, and are classified within Level 1 of the valuation hierarchy. Cash equivalents consist principally of certificates of deposits and money market accounts.
Warrants
Warrants were issued in conjunction with a Securities Purchase Agreement (the “Purchase Agreement”) with Capital Ventures International (“CVI”) in April 2012, an equity offering to Hudson Bay Capital in November 2014, and a Loan and Security Agreement with Hercules Technology Growth Capital, Inc. (“Hercules”) in June 2012 and through subsequent amendments. See Note 11, “Debt,” and Note 12 “Warrants and Derivative Liabilities,” for additional information. These warrants are subject to revaluation at each balance sheet date, and any change in fair value will be recorded as a change in fair value in derivatives and warrants until the earlier of their exercise or expiration.
The Company relies on various assumptions in a lattice model to determine the fair value of warrants. The Company has valued the warrants within Level 3 of the valuation hierarchy. See Note 12, “Warrants and Derivative Liabilities,” for a discussion of the warrants and the valuation assumptions used.
Contingent Consideration
Contingent consideration relates to a make whole payment provision set forth in the SPA that requires the Company to guarantee the purchase price of the acquisition should the aggregate proceeds of the resale of AMSC shares sold by selling stockholders during the first 90 days after the effectiveness of the Resale Registration Statement be less than the agreed upon purchase price for such AMSC Shares (per the terms of the SPA) sold during such 90 day period. See Note 12, "Warrants and Derivative Liabilities" and Note 4, “Acquisition and Related Goodwill” for further discussion. The Company relied on a Black Scholes option pricing method to determine the fair value of the contingent consideration on the date of acquisition and will continue to revalue the fair value of the contingent consideration at each subsequent balance sheet date until the final settlement date, with the change in fair value recorded in the current period operating loss.

6. Accounts Receivable
Accounts receivable at September 30, 2017 and March 31, 2017 consisted of the following (in thousands):

	September 30, 2017	March 31, 2017
Accounts receivable (billed)	$7,620	$7,436
Accounts receivable (unbilled)	627	574
Less: Allowance for doubtful accounts	(54)	(54)
Accounts receivable, net	$8,193	$7,956

7. Inventory
Inventory at September 30, 2017 and March 31, 2017 consisted of the following (in thousands):

	September 30, 2017	March 31, 2017
Raw materials	$5,776	$4,263
Work-in-process	1,010	426
Finished goods	6,543	8,016
Deferred program costs	2,654	4,757
Net inventory	$15,983	$17,462
The Company recorded inventory write-downs of $0.1 million and $0.4 million for the three and six months ended September 30, 2017. The Company recorded inventory write-downs of $0.4 million and $0.7 million for the three and six months ended September 30, 2016.  These write downs were based on evaluating its inventory on hand for excess quantities and obsolescence.
Deferred program costs as of September 30, 2017 and March 31, 2017 primarily represent costs incurred on programs accounted for under contract accounting where the Company needs to complete development milestones before revenue and costs will be recognized.

8. Property, Plant and Equipment
The cost and accumulated depreciation of property and equipment at September 30, 2017 and March 31, 2017 are as follows (in thousands):

	September 30, 2017	March 31, 2017
Land	$3,643	$3,643
Construction in progress - equipment	606	601
Buildings	34,549	34,549
Equipment and software	73,798	73,445
Furniture and fixtures	1,154	1,201
Leasehold improvements	1,912	2,442
Property, plant and equipment, gross	115,662	115,881
Less accumulated depreciation	(79,224)	(72,443)
Property, plant and equipment, net	$36,438	$43,438
Depreciation expense was $3.2 million and $7.5 million for the three and six months ended September 30, 2017. Depreciation expense was $1.7 million and $3.5 million for the three and six months ended September 30, 2016. Included in depreciation expense for the three and six months ended September 30, 2017 is $1.6 million and $4.1 million, respectively, of accelerated depreciation recorded to cost of revenues related to revised estimates of the remaining useful lives of certain pieces of manufacturing equipment.

9. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses at September 30, 2017 and March 31, 2017 consisted of the following (in thousands):

	September 30, 2017	March 31, 2017
Accounts payable	$4,089	$3,207
Accrued inventories in-transit	86	313
Accrued other miscellaneous expenses	1,628	2,240
Accrued restructuring	493	—
Accrued compensation	3,674	5,042
Income taxes payable	2,194	1,344
Accrued warranty	1,852	2,344
Total	$14,016	$14,490
The Company generally provides a one to three year warranty on its products, commencing upon installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.
Product warranty activity was as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$2,026	$2,774	$2,344	$3,601
Change in accruals for warranties during the period	86	316	127	417
Settlements during the period	(260)	(396)	(619)	(1,324)
Balance at end of period	$1,852	$2,694	$1,852	$2,694

10. Income Taxes
The Company recorded income tax benefits of $0.2 million and $0.1 million in the three and six months ended September 30, 2017. The Company recorded income tax expenses of $0.8 million and $1.1 million in the three and six months ended September 30, 2016, respectively.
As a result of purchase accounting for the acquired intangible assets in the ITC acquisition, the Company recorded a deferred tax liability of $1.1 million for the difference in book and tax basis. As a result, the Company was able to benefit additional deferred tax assets and therefore released a corresponding valuation allowance of $1.1 million during the three months ended September 30, 2017. Goodwill recognized in the acquisition is not deductible for tax purposes.

Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “IRC”), provides limits on the extent to which a corporation that has undergone an ownership change (as defined in the IRC) can utilize any net operating loss ("NOL") and general business tax credit carryforwards it may have. The Company conducted a study as a result of the Company's May 2017 equity offering to determine whether Section 382 could limit the use of its carryforwards in this manner.  After completing this study, the Company has concluded that the limitation will not have a material impact on its ability to utilize its NOL carryforwards.  If there were material ownership changes subsequent to the study, such changes could limit the Company's ability to utilize its NOL carryforwards. The Company increased its NOL’s by $0.3 million due to acquired losses in the three months ended September 30, 2017 from ITC. Utilization of these losses by the Company will need further evaluation and may be subject to annual limitations under Section 382.
Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.  The Company re-evaluates these uncertain tax positions on a quarterly basis.  The evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity.  Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.  The Company did not identify any uncertain tax positions in the six months ended September 30, 2017 and did not have any gross unrecognized tax benefits as of March 31, 2017.

11. Debt
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
Hercules received warrants to purchase 13,927 shares of common stock (the “First Warrant”) and 25,641 shares of common stock (the “Second Warrant”) in conjunction with prior term loans that have been repaid in full. Due to certain adjustment provisions within the warrants, they qualified for liability accounting. The fair value of the warrants, $0.4 million and $0.2 million, respectively, was recorded upon issuance to debt discount and a warrant liability. In conjunction with the Hercules Second Amendment, the First Warrant and Second Warrant were canceled and replaced with the issuance of a new warrant (the “Hercules Warrant”) to purchase 58,823 shares of common stock at an exercise price of $7.85 per share, subject to certain price-based and other anti-dilution adjustments. The Hercules Warrant expires on June 30, 2020. See Note 12, “Warrants and Derivative Liabilities”, for a discussion on the Hercules Warrant and the valuation assumptions used.

Interest expense on the Term Loans for the three months ended September 30, 2017 and 2016, was less than $0.1 million. Included in both periods was less than $0.1 million of non-cash interest expense related to the amortization of the debt discount on the respective Term Loans. Interest expense on the Term Loans for the six months ended September 30, 2017 and 2016, was less than $0.1 million and $0.3 million, respectively. Included in both periods was less than $0.1 million of non-cash interest expense related to the amortization of debt discount on the respective Term Loans.

12. Warrants and Derivative Liabilities
The Company accounts for its warrants and contingent consideration as liabilities due to certain adjustment provisions within the instruments, which require that they be recorded at fair value. The warrants are subject to revaluation at each balance sheet date and any change in fair value is recorded as a change in fair value of warrants until the earlier of its expiration or its exercise at which time the warrant liability will be reclassified to equity. The Company calculated the fair value of the warrants utilizing an integrated lattice model. The contingent consideration is subject to revaluation at each balance sheet date and any change in fair value is recorded as a change in fair value of contingent consideration until the earlier of its settlement or expiration. The Company determined the fair value of the contingent consideration utilizing a Black Scholes option pricing method. See Note 5, "Fair Value Measurements", for further discussion.
Senior Convertible Note Warrant
On April 4, 2012, the Company entered into a Purchase Agreement with Capital Ventures International ("CVI"). The Purchase Agreement included a warrant to purchase 309,406 shares of the Company’s common stock (the “Original Warrant”). Pursuant to an exchange in October 2013, the Original Warrant was exchanged for a new warrant (the “Exchanged Warrant”). The Exchanged Warrant expired on October 4, 2017.
Following is a summary of the key assumptions used to calculate the fair value of the Exchanged Warrant:

Fiscal Year 17	September 30, 2017	June 30, 2017
Risk-free interest rate	1.05%	1.05%
Expected annual dividend yield	—	—
Expected volatility	77.95%	78.25%
Term (years)	0.01	0.26
Fair value	$—	$—

Fiscal Year 16	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Risk-free interest rate	0.91%	0.56%	0.59%	0.48%	0.66%
Expected annual dividend yield	—	—	—	—	—
Expected volatility	44.12%	58.04%	70.50%	76.30%	76.76%
Term (years)	0.51	0.76	1.01	1.26	1.51
Fair value	$—	$0.1 million	$0.2 million	$0.4 million	$0.4 million
The Company recorded no change in the fair value of the Exchanged Warrant during the three and six months ended September 30, 2017. The Company recorded net gains of $0.2 million resulting from a decrease in the fair value of the Exchanged Warrant in each of the three and six months ended September 30, 2016, respectively.
Hercules Warrant
On December 19, 2014, the Company entered into the Hercules Second Amendment. See Note 11, “Debt” for additional information.  In conjunction with the agreement, the Company issued the Hercules Warrant to purchase 58,823 shares of the Company’s common stock.  The Hercules Warrant is exercisable at any time after its issuance at an exercise price of $7.85 per share, subject to certain price-based and other anti-dilution adjustments, and expires on June 30, 2020.
Following is a summary of the key assumptions used to calculate the fair value of the Hercules Warrant:

Fiscal Year 17	September 30, 2017	June 30, 2017
Risk-free interest rate	1.56%	1.58%
Expected annual dividend yield	—	—
Expected volatility	63.97%	67.76%
Term (years)	2.72	2.97
Fair value	$0.1 million	$0.1 million

Fiscal Year 16	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Risk-free interest rate	1.55%	1.57%	0.97%	0.86%	1.08%
Expected annual dividend yield	—	—	—	—	—
Expected volatility	66.51%	67.28%	67.98%	68.34%	70.25%
Term (years)	3.25	3.50	3.75	4.00	4.25
Fair value	$0.2 million	$0.2 million	$0.2 million	$0.3 million	$0.2 million
The Company recorded no change, and a net gain, resulting from a decrease of $0.1 million in the fair value of the Hercules Warrant during the three and six months ended September 30, 2017, respectively. The Company recorded a net loss and a net gain, resulting from an increase and a decrease in the fair value of the Hercules Warrant of less than $0.1 million during the three and six months ended September 30, 2016, respectively.
November 2014 Warrant
On November 13, 2014, the Company completed an offering of 909,090 units of the Company’s common stock with Hudson Bay Capital. Each unit consisted of one share of the Company’s common stock and 0.9 of a warrant to purchase one share of common stock, or a warrant to purchase in the aggregate 818,181 shares (the “November 2014 Warrant”).  The November 2014 Warrant is exercisable at any time, at an exercise price equal to $7.81 per share, subject to certain price-based and other anti-dilution adjustments, and expires on November 13, 2019.

Following is a summary of the key assumptions used to calculate the fair value of the November 2014 Warrant:

Fiscal Year 17	September 30, 2017	June 30, 2017
Risk-free interest rate	1.49%	1.44%
Expected annual dividend yield	—	—
Expected volatility	65.64%	67.21%
Term (years)	2.12	2.37
Fair value	$0.8 million	$0.9 million

Fiscal Year 16	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Risk-free interest rate	1.41%	1.43%	0.93%	0.77%	0.98%
Expected annual dividend yield	—	—	—	—	—
Expected volatility	66.53%	69.31%	68.96%	70.01%	69.88%
Term (years)	2.62	2.87	3.12	3.37	3.62
Fair value	$1.8 million	$2.3 million	$2.3 million	$3.2 million	$2.6 million
The Company recorded a net gain of $0.1 million and $1.0 million resulting from a decrease in the fair value of the November 2014 Warrant in the three and six months ended September 30, 2017, respectively. The Company recorded net gains, resulting from decreases in the fair value of the November 2014 Warrant of $0.9 million and $0.3 million in the three and six months ended September 30, 2016.
Contingent Consideration
The Company evaluated the ITC acquisition make whole payment set forth in the SPA (see Note 5, "Fair Value Measurements" for further details), which may require net settlement cash, and determined the contingent consideration qualified for liability classification and derivative treatment under ASC 815. As a result, for each period the fair value of the contingent consideration will be remeasured and the resulting gain or loss will be recognized in operating expenses until the liability is settled.
Following is a summary of the key assumptions used to calculate the fair value of the contingent consideration related to the ITC acquisition:

Fiscal Year 17	September 30, 2017	September 25, 2017
Risk-free interest rate	1.09%	1.09%
Expected annual dividend yield	—	—
Expected volatility	66.54%	65.71%
Term (years)	0.31	0.32
Fair value	$0.4 million	$0.6 million
The Company recorded a net gain of $0.2 million resulting from a decrease in the fair value of the contingent consideration in the three and six months ended September 30, 2017.

13. Stockholders’ Equity
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
Stock Purchase Agreement
On September 25, 2017, the Company entered into the SPA with ITC. The purchase price was approximately $3.8 million, consisting of 884,890 AMSC Shares and $0.1 million in cash. See Note 4, “Acquisition and Related Goodwill” for further discussion.

14. Commitments and Contingencies
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
On September 13, 2011, the Company commenced a series of legal actions in China against Sinovel Wind Group Co. Ltd. (“Sinovel”). The Company’s Chinese subsidiary, Suzhou AMSC Superconductor Co. Ltd., filed a claim for arbitration with the Beijing Arbitration Commission in accordance with the terms of the Company’s supply contracts with Sinovel. The case is captioned (2011) Jing Zhong An Zi No. 963. The Company alleges that Sinovel committed various material breaches of its contracts with the Company and Sinovel has refused to pay past due amounts for prior shipments of core electrical components and spare parts. The Company is seeking compensation for past product shipments and retention (including interest) in the amount of approximately RMB 485 million (approximately $73 million) due to Sinovel’s breaches of its contracts. The Company is also seeking specific performance of its existing contracts as well as reimbursement of all costs and reasonable expenses with respect to the arbitration. The value of the undelivered components under the existing contracts, including the deliveries refused by Sinovel in March 2011, amounts to approximately RMB 4.6 billion (approximately $691 million).
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
As of September 30, 2017, the Company had $0.2 million of restricted cash included in long-term assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts. These deposits are held in interest bearing accounts.
During the three months ended September 30, 2017 the Company received $1.0 million related to the achievement of certain milestones following the previous sale of the Company's minority interest in Blade Dynamics.
On September 25, 2017, the Company acquired ITC for a purchase price of approximately $3.8 million, consisting of $0.1 million in cash and the AMSC Shares. The Company has agreed to pay certain selling stockholders the Make Whole Payment if the value of the AMSC Shares sold is less than the agreed upon purchase price. See Note 4, “Acquisitions and Related Goodwill” for further discussion. The Company determined the fair value of the contingent consideration based on the common stock value at September 30, 2017 to be approximately $0.4 million.

15. Restructuring
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
On April 3, 2017, the Board of Directors approved a plan to reduce the Company’s global workforce by approximately 8%, effective April 4, 2017. The purpose of the workforce reduction was to reduce operating expenses to better align with the Company’s current revenues. Included in the $1.3 million severance pay, charged to operations in the six months ended September 30, 2017, is $0.5 million of severance pay for one of the Company's former executive officers pursuant to the terms of a severance agreement dated June 30, 2017. Under the terms of the severance agreement, the Company's former executive officer is entitled to 18 months of his base salary, which is expected to be paid by December 31, 2018. From and after January 1, 2018, the Company, at its discretion, may settle any remaining unpaid cash severance owed to its former executive officer through the issuance of a number of immediately vested shares of the Company’s common stock, determined by multiplying the remaining unpaid cash severance owed by 120%, and then dividing by the closing stock price per share of the Company's common stock as of the last business day prior to the issuance of the shares.
All amounts related to these restructuring activities are expected to be paid by December 31, 2018.
The following table presents restructuring charges and cash payments for the six months ended September 30, 2017 (in thousands):

Severance pay
and benefits
Accrued restructuring balance at April 1, 2017	$—
Charges to operations	1,328
Cash payments	(746)
Accrued restructuring balance at September 30, 2017	$582

All restructuring charges discussed above are included within restructuring in the Company’s unaudited condensed consolidated statements of operations. The Company includes $0.5 million of accrued restructuring within accounts payable and accrued expenses and the remaining $0.1 million long term portion is included within other liabilities in the Company's unaudited condensed consolidated balance sheets.

16. Business Segments
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
The operating results for the two business segments are as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016
Revenues:
Wind	$5,554	$12,898	$7,831	$18,573
Grid	5,495	5,609	12,140	13,279
Total	$11,049	$18,507	$19,971	$31,852

	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016
Operating loss:
Wind	$(1,440)	$(1,235)	$(5,873)	$(4,264)
Grid	(6,100)	(5,262)	(14,268)	(10,577)
Unallocated corporate expenses	(265)	(653)	(2,358)	(1,653)
Total	$(7,805)	$(7,150)	$(22,499)	$(16,494)
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
Unallocated corporate expenses primarily consist of stock-based compensation expense of $0.5 million and $0.7 million in the three months ended September 30, 2017 and 2016, respectively. Unallocated corporate expenses primarily consist of stock-based compensation expense of $1.2 million and $1.7 million in the six months ended September 30, 2017 and 2016, respectively. Additionally, a restructuring charge of $1.3 million is included in the six months ended September 30, 2017, as well as a gain for the change in fair value of the contingent consideration of $0.2 million in the three and six months ended September 30, 2017.
Total assets for the two business segments as of September 30, 2017 and March 31, 2017 are as follows (in thousands):

	September 30, 2017	March 31, 2017
Wind	$17,328	$18,346
Grid	30,052	31,060
Corporate assets	53,168	50,838
Total	$100,548	$100,244
The following table sets forth customers who represented 10% or more of the Company’s total revenues for the three and six months ended September 30, 2017 and 2016:

	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016
INOX Wind Limited	46%	68%	35%	51%
U.S. Navy	—%	—%	16%	—%
YMC Inc.	15%	—%	<10%	—%

17. Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board ("IASB") issued, ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance substantially converges final standards on revenue recognition between the FASB and IASB providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles. The FASB has subsequently issued the following amendments to ASU 2014-09 which are all effective for annual reporting periods beginning after December 15, 2017.

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

The Company is currently evaluating the provisions of ASU 2014-09 and its amendments, and assessing the impact the adoption of this guidance will have on its financial position, results of operations and disclosures.  This process has included analyzing the current contract portfolio, comparing the Company's current contract policies and accounting to the requirements of the new standard and identifying the differences. The Company anticipates the adoption of this guidance will result in certain changes in the identification of deliverables in its contracts and allocation of transaction price. The timing of revenue recognition could also be different than under the current guidance. These multiple element contracts are primarily entered into under the grid business unit. Additionally, this guidance could lead to recognizing certain revenue transactions sooner than in the past on certain contracts, as the Company will need to estimate the revenue it will be entitled to upon contract completion, and later on other contracts, due to lack of an enforceable right to payment for performance obligations satisfied over time. The Company will continue to assess its contracts for any other impacts that may result. During the second half of fiscal 2017 the Company plans to assess its current revenue controls, and identify and implement any changes that may be necessary to comply with its new revenue policies and the provisions of ASU 2014-09, which will be in place as of April 1, 2018.

The Company is required to adopt the new standards in the first quarter of fiscal 2018 and expects to do so retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective transition method). The Company is still evaluating the final impact of this adoption method on its consolidated financial statements.
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
In January 2017, the FASB issued ASU 2017-01, Business Combinations. The amendments in ASU 2017-01 will clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods.  The Company adopted ASU 2017-01 effective September 30, 2017, following the Acquisition of ITC. The Company considered these amendments in its decision to record the combination of the entities as an acquisition of a business. See Note 4, "Acquisition and Related Goodwill", for further details. These impacts have been included in the consolidated financial statements.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in ASU 2017-04 eliminated the prior requirement to perform procedures to determine the fair value at the impairment testing date of an entity's assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the new guidelines an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The ASU is effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Following the Acquisition of ITC, the Company performed an analysis and determined that the transaction included a portion of goodwill. The Company has accounted for that value on its balance sheet as of September 30, 2017. See Note 4, "Acquisition and Related Goodwill" for further details. The Company adopted ASU 2017-04 effective September 30, 2017, and determined there were no triggering events requiring further impairment analysis at this time. The Company expects to perform its annual impairment test during the fourth quarter of fiscal 2017.
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

18. Subsequent Events
The Company has performed an evaluation of subsequent events through the time of filing this Quarterly Report on Form 10-Q with the SEC and has determined that there are no such events to report.

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
American Superconductor®, Amperium®, AMSC®, D-VAR®, PowerModule™, D-VAR® VVO, PQ-IVR®, SeaTitan™, Gridtec Solutions™, Windtec Solutions™ and Smarter, Cleaner...Better Energy™ are trademarks or registered trademarks of American Superconductor Corporation or our subsidiaries. We reserve all of our rights with respect to our trademarks or registered trademarks regardless of whether they are so designated in this Quarterly Report on Form 10-Q by an ® or ™ symbol. All other brand names, product names, trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.
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
On September 25, 2017, we acquired Infinia Technology Corporation (“ITC”) for approximately $3.8 million as described below (the “Acquisition”). Located in Richmond, Washington, ITC is a technology firm founded in 2009 specializing in the design, development and commercialization of cryo-coolers for a wide range of applications.
Pursuant to a stock purchase agreement (the “SPA”), we acquired all of the issued and outstanding shares of ITC (the “ITC Shares”) for a purchase price of approximately $3.8 million, consisting of $0.1 million in cash and 884,890 shares of our common stock, par value $0.01 per share (the “AMSC Shares”). Under the terms of the SPA, we were obligated to file a registration statement (the “Resale Registration Statement”) covering the resale of the AMSC Shares by certain selling stockholders (the “Selling Stockholders”) no later than 10 business days following the closing of the Acquisition, and to use commercially reasonable efforts to cause the Resale Registration Statement to be declared effective by the Securities and Exchange Commission (“SEC”) as soon as practicable thereafter. Additionally, we agreed to pay the Selling Stockholders an amount in cash (the “Make Whole Payment”), if any, equal to (x) an amount equal to (i) the price per AMSC Share pursuant to the terms of the SPA, multiplied by (ii) the number of AMSC Shares sold by Selling Stockholders during the first 90 days after the effectiveness of the Resale Registration Statement, minus (y) the aggregate sales proceeds received by the Selling Stockholders from the sale of any AMSC Shares during the first 90 days after the effectiveness of the Resale Registration Statement. The Resale Registration Statement was declared effective on October 23, 2017. We have granted a security interest in the ITC Shares to the Selling Stockholders to secure our obligation to make any Make Whole Payment.
We valued the Acquisition at $4.2 million (excluding Acquisition costs), using a value of $4.02 per share, which represents the closing price of our common stock on the closing date of the Acquisition plus $0.1 million in cash and $0.6 million contingent consideration for the Make Whole Payment valued as of the closing date. As a result of this transaction, ITC became a wholly-owned subsidiary and was integrated into our Grid business unit.
The results of ITC's operations are included in our consolidated results and our Grid segment reporting from the date of acquisition, September 25, 2017. Assuming the Acquisition had occurred on April 1, 2017 and 2016, the impact on our consolidated results would not have been significant.
Critical Accounting Policies and Estimates
The preparation of the unaudited condensed consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. During the six months ended September 30, 2017, we adopted ASU 2017-04, which provides for changes to the annual impairment testing of goodwill. See Note 4, "Acquisition and Related Goodwill" for further details. Aside from the adoption of ASU 2017-04, there were no significant changes in the critical accounting policies that were disclosed in our Form 10-K for fiscal 2016, which ended on March 31, 2017.
Results of Operations
Three and six months ended September 30, 2017 compared to the three and six months ended September 30, 2016
Revenues
Total revenues decreased 40% and 37% to $11.0 million and $20.0 million for the three and six months ended September 30, 2017, respectively, compared to $18.5 million and $31.9 million for the three and six months ended September 30, 2016, respectively.  Our revenues are summarized as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016
Revenues:
Wind	$5,554	$12,898	$7,831	$18,573
Grid	5,495	5,609	12,140	13,279
Total	$11,049	$18,507	$19,971	$31,852
Our Wind business unit accounted for 50% and 39% of total revenues for the three and six months ended September 30, 2017, respectively, compared to 70% and 58% for the three and six months ended September 30, 2016, respectively. Revenues in the Wind business unit decreased 57% and 58% to $5.6 million and $7.8 million in the three and six months ended September 30, 2017, respectively, from $12.9 million and $18.6 million in the three and six months ended September 30, 2016, respectively. Wind business unit revenues in the three and six months ended September 30, 2017 decreased due primarily to fewer ECS shipments to Inox. This resulted from what we believe, based on our discussions with Inox, to be a temporary demand dislocation caused by the reaction in certain states in India to a recent national wind energy auction that resulted in a record-low power purchase tariff.
Our Grid business unit accounted for 50% and 61% of total revenues for the three and six months ended September 30, 2017, respectively, compared to 30% and 42% for the three and six months ended September 30, 2016, respectively. Our Grid business unit revenues decreased 2% to $5.5 million and decreased 9% to $12.1 million in the three and six months ended September 30, 2017, respectively, from $5.6 million and $13.3 million in the three and six months ended September 30, 2016, respectively. Grid business unit revenues in the three and six months ended September 30, 2017 decreased primarily due to lower D-VAR system revenues than in the prior year period, partially offset, in the six months ended September, 30, 2017, by higher revenue from the U.S. Navy.
The following table sets forth customers who represented 10% or more of our total revenues for the three and six months ended September 30, 2017 and 2016:

	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016
INOX Wind Limited	46%	68%	35%	51%
U.S. Navy	—%	—%	16%	—%
YMC Inc.	15%	—%	<10%	—%
Cost of Revenues and Gross Margin
Cost of revenues decreased by 34% and 16% to $10.8 million and $24.2 million for the three and six months ended September 30, 2017, compared to $16.4 million and $28.9 million for the three and six months ended September 30, 2016. Gross margin was 2% and (21)% for the three and six months ended September 30, 2017, compared to 11% and 9% for the three and six months ended September 30, 2016. The decreases in the gross margin for the three and six months ended September 30, 2017 were due to decreased revenue as discussed above, partially offset by a more favorable product mix in the current year period.
Operating Expenses
Research and development
R&D expenses increased by 3% and decreased by 3% to $3.0 million and $5.7 million for the three and six months ended September 30, 2017, from $2.9 million and $5.8 million for the three and six months ended September 30, 2016.  The increase in R&D expenses in the three months ended September 30, 2017 as compared to the prior year period was primarily due to lower research and development subsidy credits, partially offset by lower compensation expense. The decrease in R&D expenses for the six month period ended September 30, 2017 compared to the prior year period was primarily due to lower compensation expense.

Selling, general, and administrative
SG&A expenses decreased by 16% and 15% to $5.3 million and $11.5 million in the three and six months ended September 30, 2017, from $6.3 million and $13.6 million in the three and six months ended September 30, 2016. The decreases in SG&A expenses in the three and six months ended September 30, 2017 were due primarily to reduced overall compensation expense.

Amortization of acquisition related intangibles
We recorded amortization expense related to our core technology and know-how, trade names and trademark intangible assets of less than $0.1 million in each of the three and six months ended September 30, 2017 and 2016.

Change in fair value of contingent consideration
The change in fair value of our contingent consideration for the Make Whole Payment on the ITC Acquisition resulted in a gain of $0.2 million in the three and six months ended September 30, 2017. The change in the fair value was primarily driven by the change in stock price, which is a key valuation metric.
Restructuring
We recorded a restructuring charge of $1.3 million for severance costs in the six months ended September 30, 2017 as a result of the reduction in force announced on April 4, 2017. Included in the $1.3 million severance pay, charged to operations in the six months ended September 30, 2017, is $0.5 million of severance pay for one of our former executive officers pursuant to the terms of a severance agreement dated June 30, 2017. Under the terms of the severance agreement, our former executive officer is entitled to eighteen months of his base salary, which is expected to be paid by December 31, 2018. From and after January 1, 2018, at our discretion, we may settle any remaining unpaid cash severance owed to our former executive officer through the issuance of a number of immediately vested shares of our common stock, determined by multiplying the remaining unpaid cash severance owed by 120%, and then dividing by the closing stock price per share of our common stock as of the last business day prior to the issuance of the shares.
Operating loss
Our operating loss is summarized as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016
Operating loss:
Wind	$(1,440)	$(1,235)	$(5,873)	$(4,264)
Grid	(6,100)	(5,262)	(14,268)	(10,577)
Unallocated corporate expenses	(265)	(653)	(2,358)	(1,653)
Total	$(7,805)	$(7,150)	$(22,499)	$(16,494)
Our Wind segment generated an operating loss of $1.4 million and $5.9 million in the three and six months ended September 30, 2017, compared to $1.2 million and $4.3 million in the three and six months ended September 30, 2016. The increases in the Wind business unit operating loss in the three and six months ended September 30, 2017 were due primarily to fewer ECS shipments to Inox as previously discussed.
Our Grid segment generated an operating loss of $6.1 million and $14.3 million in the three and six months ended September 30, 2017, compared to $5.3 million and $10.6 million in the three and six months ended September 30, 2016. The increases in the Grid business unit operating loss in the three and six months ended September 30, 2017 were due primarily to $1.6 million and $4.1 million, respectively, of accelerated depreciation related to revised estimates of the useful lives of certain pieces of manufacturing equipment, and lower D-VAR system revenues.
Unallocated corporate expenses primarily consist of stock-based compensation expense of $0.5 million and $1.2 million for the three and six months ended September 30, 2017, respectively, and $0.7 million and $1.7 million in the three and six months ended September 30, 2016, respectively. Additionally, a restructuring charge of $1.3 million, primarily for severance costs as a result of the restructuring action announced on April 4, 2017, is included in unallocated corporate expenses for the six months ended September 30, 2017, as well as a gain for the change in fair value of the contingent consideration of $0.2 million in the three and six months ended September 30, 2017.
Change in fair value of warrants
The change in fair value of warrants resulted in gains of $0.1 million and $1.1 million in the three and six months ended September 30, 2017, compared to gains of $1.2 million and $0.6 million in the three and six months ended September 30, 2016. The change in the fair value was primarily driven by changes in stock price, which is a key valuation metric.
Interest income (expense), net
Interest income (expense), net, was income of     less than $0.1 million in each of the three and six months ended September 30, 2017, compared to expense of $0.1 million and $0.2 million in the three and six months ended September 30, 2016. The decrease was related to lower interest expense due to the maturity of both of our term loans with Hercules Technology Growth Capital, Inc. (“Hercules”). Our Term Loan B matured in November 2016, and our Term Loan C matured in June 2017.
Other expense, net
Other expense, net, was $0.8 million and $2.2 million in the three and six months ended September 30, 2017, compared to other expense, net, of $0.5 million and $0.4 million in the three and six months ended September 30, 2016.  The increase in other expense, net, during the three and six months ended September 30, 2017, was primarily driven by higher foreign currency losses.
Income Taxes
Income tax benefit was $0.2 million and $0.1 million in the three and six months ended September 30, 2017, compared to income tax expense of $0.8 million and $1.1 million in the three and six months ended September 30, 2016. The decrease in income tax expense during the six months ended September 30, 2017 was primarily due to the release of valuation allowances of $1.1 million in the three months ended September 30, 2017 as a result of the deferred tax liability purchase adjustment recorded as a result of the ITC Acquisition, for the difference in tax basis on the ITC net assets acquired.
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
We define non-GAAP net loss as net loss before sale of minority investments, stock-based compensation, amortization of acquisition-related intangibles, consumption of zero cost-basis inventory, changes in fair value of warrants and contingent consideration, non-cash interest expense, tax effect of adjustments, and the other non-cash or unusual charges, indicated in the table below. We believe non-GAAP net loss assists management and investors in comparing our performance across reporting periods on a consistent basis by excluding these non-cash or non-recurring charges that we do not believe are indicative of our core operating performance. A reconciliation of GAAP to non-GAAP net loss is set forth in the table below (in thousands, except per share data):

	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016
Net loss	$(7,281)	$(7,325)	$(22,533)	$(17,680)
Sale of minority investments	(951)	—	(951)	—
Stock-based compensation	478	653	1,232	1,653
Amortization of acquisition-related intangibles	—	39	13	78
Consumption of zero cost-basis inventory	(340)	(482)	(396)	(640)
Change in fair value of warrants and contingent consideration	(346)	(1,244)	(1,270)	(567)
Non-cash interest expense	—	42	19	98
Tax effect of adjustments	114	77	123	102
Non-GAAP net loss	$(8,326)	$(8,240)	$(23,763)	$(16,956)

Non-GAAP net loss per share	$(0.44)	$(0.60)	$(1.33)	$(1.24)
Weighted average shares outstanding - basic and diluted	19,060	13,769	17,925	13,723
We incurred non-GAAP net losses of $8.3 million or $0.44 per share, and $23.8 million or $1.33 per share, for the three and six months ended September 30, 2017, compared to non-GAAP net losses of $8.2 million or $0.60 per share, and $17.0 million or $1.24 per share for the three and six months ended September 30, 2016. The increase in non-GAAP net loss in both the three and six month period ended September 30, 2017 was driven primarily by an increase in net loss as previously discussed, and an adjustment for the sale of our minority investment in Blade Dynamics, partially offset by the gain resulting from the decreased value of the warrants and contingent consideration on the ITC acquisition in the three months ended September 30, 2017.
Liquidity and Capital Resources
We have experienced recurring operating losses and as of September 30, 2017 had an accumulated deficit of $978.1 million. In addition, we have experienced recurring negative operating cash flows and our Wind segment revenues decreased substantially in the six months ended September 30, 2017 compared to the prior year period. From April 1, 2011 through the date of this filing, we have reduced our global workforce substantially, including an 8% reduction in force, primarily affecting employees in our Devens, Massachusetts facility, effective April 4, 2017. We incurred restructuring charges of $1.3 million in cash severance expenses in the six months ended September 30, 2017 in connection with the workforce reduction. We plan to closely monitor our expenses and, if required, expect to further reduce operating costs and capital spending to enhance liquidity.
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
At September 30, 2017, we had cash, cash equivalents, and restricted cash of $30.5 million, compared to $27.7 million at March 31, 2017, an increase of $2.7 million. The increase in total cash, cash equivalents, and restricted cash was due primarily to cash received from the May 2017 equity offering. See further discussion below. Our cash and cash equivalents, and restricted cash are summarized as follows (in thousands):

	September 30, 2017	March 31, 2017
Cash and cash equivalents	$30,320	$26,784
Restricted cash	165	960
Total cash, cash equivalents, and restricted cash	$30,485	$27,744

As of September 30, 2017, we had approximately $3.1 million of cash, cash equivalents, and restricted cash in foreign bank accounts, with a majority of this cash located in Europe.
For the six months ended September 30, 2017, net cash used in operating activities was $13.5 million compared to $10.9 million of cash used for the six months ended September 30, 2016. The increase in net cash used in operations was due primarily to an increased operating loss, and less cash collections from Inox, partially offset by usage of inventory.
For the six months ended September 30, 2017, net cash provided by investing activities was $1.3 million, compared to net cash used in investing activities of $0.4 million for the six months ended September 30, 2016. The increase in net cash used in investing activities was due primarily to the additional cash received related to the achievement of certain milestones following the previous sale of our minority interest in Blade Dynamics and the decrease in restricted cash.
For the six months ended September 30, 2017, net cash provided by financing activities was $15.2 million compared to net cash used in financing activities of $2.5 million in the six months ended September 30, 2016. The increase in net cash provided by financing activities was primarily due to net proceeds of $17.0 million from the issuance of 4.6 million shares of common stock in May 2017, with no such equity offering in the prior year period.  See the discussion regarding the May 2017 equity offering below.
At September 30, 2017, we had $0.2 million of restricted cash included in long-term assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts. These deposits are held in interest bearing accounts.
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
We are currently evaluating the provisions of ASU 2014-09 and its amendments, and assessing the impact the adoption of this guidance will have on our financial position, results of operations and disclosures.  This process has included analyzing the current contract portfolio, comparing our current contract policies and accounting to the requirements of the new standard and identifying the differences. We anticipate the adoption of this guidance will result in certain changes in the identification of deliverables in our contracts and allocation of transaction price. These multiple element contracts are primarily entered into under the Grid business unit. Additionally, this guidance could lead to recognizing certain revenue transactions sooner than in the past, on certain contracts, as we will need to estimate the revenue we will be entitled to upon contract completion, and later on other contracts, due to lack of an enforceable right to payment for performance obligations satisfied over time. We will continue to assess our contracts for any other impacts that may result. During the second half of fiscal 2017, we plan to assess our current revenue controls, and identify and implement any changes that may be necessary to comply with our new revenue policies and the provisions of ASU 2014-09, which will be in place as of April 1, 2018.

We are required to adopt the new standards in the first quarter of fiscal 2018 and expect to do so retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective transition method). We are still evaluating the final impact of this adoption method on our consolidated financial statements.
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
In January 2017, the FASB issued ASU 2017-01, Business Combinations. The amendments in ASU 2017-01 clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods.  We adopted ASU 2017-01 effective September 30, 2017, following the acquisition of ITC. We considered these amendments in our decision to record the combination of the entities as an Acquisition. See Note 4, "Acquisitions and Related Goodwill", for further details. These impacts have been included in the consolidated financial statements.
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

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in ASU 2017-04 eliminated the prior requirement to perform procedures to determine the fair value at the impairment testing date of an entity's assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the new guidelines an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The ASU is effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Following the Acquisition of ITC, we performed an analysis and determined that the transaction included a portion of goodwill. We have accounted for that value on our balance sheet as of September 30, 2017. See Note 4, "Acquisitions and Related Goodwill" for further details. Given the results of our analysis, we adopted ASU 2017-04 effective September 30, 2017, and determined there were no triggering events requiring further impairment analysis at this time. The Company expects to perform its annual impairment test during the fourth quarter of fiscal 2017.
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
We face exposure to financial market risks such as adverse movements in foreign currency exchange rates. These exposures may change over time as our business practices evolve and could have a material adverse impact on our financial results. Our market risk profile as of September 30, 2017 has not materially changed since March 31, 2017. Our market risk profile as of March 31, 2017 is disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the SEC on May 25, 2017.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
On September 13, 2011, we commenced a series of legal actions in China against Sinovel. Our Chinese subsidiary, Suzhou AMSC Superconductor Co. Ltd., filed a claim for arbitration with the Beijing Arbitration Commission in accordance with the terms of our supply contracts with Sinovel. The case is captioned (2011) Jing Zhong An Zi No. 0963. On March 31, 2011, Sinovel refused to accept contracted shipments of 1.5 MW and 3 MW wind turbine core electrical components and spare parts that we were prepared to deliver. We allege that these actions constitute material breaches of our contracts because Sinovel did not give us notice that it intended to delay deliveries as required under the contracts. Moreover, we allege that Sinovel has refused to pay past due amounts for prior shipments of core electrical components and spare parts. We are seeking compensation for past product shipments and retention (including interest) in the amount of approximately RMB 485 million (approximately $73 million) due to Sinovel’s breaches of our contracts. We are also seeking specific performance of our existing contracts as well as reimbursement of all costs and reasonable expenses with respect to the arbitration. The value of the undelivered components under the existing contracts, including the deliveries refused by Sinovel in March 2011, amounts to approximately RMB 4.6 billion (approximately $691 million).
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
We submitted a civil action application to the Beijing Higher People’s Court against Sinovel and certain of its employees for trade secret infringement on September 13, 2011 under the caption (2011) Gao Min Chu Zi No. 4193. The application alleges the defendants’ unauthorized use of portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines as described above with respect to the Copyright Action. We are seeking monetary damages of approximately RMB 2.9 billion (approximately $436 million) for the trade secret infringement as well as reimbursement of all costs and reasonable expenses. The Beijing Higher People’s Court has accepted the case, which was necessary in order for the case to proceed. On December 22, 2011 the Beijing Higher People’s Court transferred the case to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Gao Min Chu Zi No. 4193. On June 7, 2012, we received an Acceptance Notice from the Beijing No.1 Intermediate People’s Court under the caption (2012) Yi Zhong Min Chu Zi No.6833. The Beijing No. 1 Intermediate Court held the first substantive hearing on May 11, 2015.  On June 15, 2015, we submitted a request for the withdrawal of our complaint to the Beijing No. 1 Intermediate Court.  On June 16, 2015, the Beijing No. 1 Intermediate Court granted our request.  We immediately filed a civil action application to the Beijing Intellectual Property Court against the same parties and seeking the same amount of monetary damages for trade secret infringement on June 16, 2015 under the caption (2015) Jin Zhi Min Chu Zi No. 1135.  On January 18, 2016, the Beijing Intellectual Property Court held its first substantive hearing on our trade secret infringement case.  At the hearing, the parties presented evidence, reviewed claims and answered questions from the court.  We are awaiting a decision from the Beijing Intellectual Property Court.
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
There have been no material changes in the six months ended September 30, 2017 to the risk factors described in Part I, Item IA of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the SEC on May 25, 2017.

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

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.1	First Amendment to Executive Severance Agreement, effective as of July 31, 2017, between the Registrant and John W. Kosiba.			10.1		*

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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
Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet as of September 30, 2017 and March 31, 2017 (ii) Condensed Statements of Operations and Income for the three and six months ended September 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended September 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2017 and 2016, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SUPERCONDUCTOR CORPORATION

Date:	November 7, 2017	By:	/s/ John W. Kosiba, Jr.
John W. Kosiba, Jr.
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)