Form 10-Q
period 2017-12-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2018-02-05
CIK 880807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: December 31, 2017

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____ to _____.
Commission File Number: 0-19672
________________________________
American Superconductor Corporation
(Exact name of registrant as specified in its charter)
________________________________

Delaware	04-2959321
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

64 Jackson Rd. Devens, Massachusetts	01434
(Address of principal executive offices)	(Zip Code)
(978) 842-3000
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Shares outstanding of the Registrant’s common stock:

Common Stock, par value $0.01 per share	20,936,769
Class	Outstanding as of February 1, 2018

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2017	March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$22,113	$26,784
Accounts receivable, net	12,052	7,956
Inventory	17,129	17,462
Prepaid expenses and other current assets	2,822	2,703
Restricted cash	—	795
Total current assets	54,116	55,700

Property, plant and equipment, net	36,684	43,438
Intangibles, net	3,315	301
Goodwill	1,719	—
Restricted cash	165	165
Deferred tax assets	545	407
Other assets	227	233
Total assets	$96,771	$100,244

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$15,486	$14,490
Note payable, current portion, net of discount of $19 as of March 31, 2017	—	1,481
Derivative liabilities	1,142	1,923
Deferred revenue	14,194	14,323
Total current liabilities	30,822	32,217

Deferred revenue	8,425	7,631
Deferred tax liabilities	125	125
Other liabilities	54	45
Total liabilities	39,426	40,018

Commitments and contingencies (Note 14)

Stockholders' equity:
Common stock	211	147
Additional paid-in capital	1,040,348	1,017,510
Treasury stock	(1,645)	(1,371)
Accumulated other comprehensive income (loss)	770	(503)
Accumulated deficit	(982,339)	(955,557)
Total stockholders' equity	57,345	60,226
Total liabilities and stockholders' equity	$96,771	$100,244

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016
Revenues	$14,933	$27,148	$34,904	$59,000

Cost of revenues	9,917	22,107	34,103	50,992

Gross margin	5,016	5,041	801	8,008

Operating expenses:
Research and development	3,023	2,985	8,690	8,804
Selling, general and administrative	5,486	6,077	16,964	19,640
Amortization of acquisition-related intangibles	85	39	98	118
Change in fair value of contingent consideration	272	—	71	—
Restructuring	1	—	1,328	—
Total operating expenses	8,867	9,101	27,151	28,562

Operating loss	(3,851)	(4,060)	(26,350)	(20,554)

Change in fair value of warrants	399	101	1,468	667
Gain on sale of minority interest	—	325	951	325
Interest income (expense), net	49	(89)	94	(331)
Other (expense)/income, net	(279)	873	(2,449)	481
Loss before income tax (benefit) expense	(3,682)	(2,850)	(26,286)	(19,412)

Income tax (benefit) expense	566	(82)	496	1,036

Net loss	$(4,248)	$(2,768)	$(26,782)	$(20,448)

Net loss per common share
Basic	$(0.21)	$(0.20)	$(1.44)	$(1.49)
Diluted	$(0.21)	$(0.20)	$(1.44)	$(1.49)

Weighted average number of common shares outstanding
Basic	19,949	13,792	18,614	13,746
Diluted	19,949	13,792	18,614	13,746

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016
Net loss	$(4,248)	$(2,768)	$(26,782)	$(20,448)
Other comprehensive gain (loss), net of tax:
Foreign currency translation gain (loss)	52	(831)	1,273	(1,372)
Total other comprehensive gain (loss), net of tax	52	(831)	1,273	(1,372)
Comprehensive loss	$(4,196)	$(3,599)	$(25,509)	$(21,820)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended December 31,
	2017	2016
Cash flows from operating activities:

Net loss	$(26,782)	$(20,448)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	9,239	5,606
Stock-based compensation expense	2,115	2,266
Provision for excess and obsolete inventory	415	1,074
Gain on sale of minority interest	(951)	(325)
Change in fair value of warrants and contingent consideration	(1,397)	(667)
Non-cash interest expense	19	127
Other non-cash items	81	(937)
Changes in operating asset and liability accounts:
Accounts receivable	(3,576)	3,213
Inventory	180	(2,294)
Prepaid expenses and other current assets	647	2,283
Accounts payable and accrued expenses	638	(4,031)
Deferred revenue	(862)	3,598
Net cash used in operating activities	(20,234)	(10,535)

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,125)	(557)
Proceeds from the sale of property, plant and equipment	18	15
Change in restricted cash	795	457
Cash paid for acquisition, net of cash acquired	74	—
Proceeds from sale of minority interest	951	325
Change in other assets	26	117
Net cash (used in)/provided by investing activities	(261)	357

Cash flows from financing activities:
Employee taxes paid related to net settlement of equity awards	(274)	(490)
Repayment of debt	(1,575)	(3,167)
Proceeds from public equity offering, net	16,952	—
Proceeds from exercise of employee stock options and ESPP	85	—
Net cash provided by/(used in) financing activities	15,188	(3,657)

Effect of exchange rate changes on cash and cash equivalents	636	(432)

Net decrease in cash and cash equivalents	(4,671)	(14,267)
Cash and cash equivalents at beginning of year	26,784	39,330
Cash and cash equivalents at end of year	$22,113	$25,063

Supplemental schedule of cash flow information:
Issuance of common stock in connection with the purchase of Infinia Technology Corporation	$3,498	$—
Cash paid for income taxes, net of refunds	1,012	920
Issuance of common stock to settle liabilities	252	289
Cash paid for interest	42	238

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
These unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with United States generally accepted accounting principles (“GAAP”) and the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. The going concern basis of presentation assumes that the Company will continue operations and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those instructions. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended December 31, 2017 and 2016 and the financial position at December 31, 2017; however, these results are not necessarily indicative of results which may be expected for the full year. The interim condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2017, and notes thereto, included in the Company’s annual report on Form 10-K for the year ended March 31, 2017 filed with the Securities and Exchange Commission on May 25, 2017.
Liquidity
The Company has experienced recurring operating losses and as of December 31, 2017, the Company had an accumulated deficit of $982.3 million. In addition, the Company has experienced recurring negative operating cash flows.  At December 31, 2017, the Company had cash and cash equivalents of $22.1 million, with no outstanding debt other than ordinary trade payables. Cash used in operations for the nine months ended December 31, 2017 was $20.2 million.
From April 1, 2011 through the date of this filing, the Company has reduced its global workforce substantially, including a restructuring action announced on April 4, 2017 which led to a $1.3 million restructuring charge in the nine months ended December 31, 2017. See Note 15 "Restructuring" for further discussion of this action.  The Company has taken actions to consolidate certain business operations to reduce facility costs.  As of December 31, 2017, the Company had a global workforce of 275 persons.  The Company plans to closely monitor its expenses and, if required, expects to further reduce operating costs and capital spending to enhance liquidity.
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

In December 2015, the Company entered into a set of strategic agreements valued at approximately $210.0 million with Inox Wind Ltd. (“Inox” or "Inox Wind"), which includes a multi-year supply contract pursuant to which the Company will supply electric control systems to Inox and a license agreement allowing Inox to manufacture a limited number of electrical control systems. After Inox purchases the specified number of electrical control systems required under the terms of the supply contract, Inox agreed that the Company will continue as Inox’s preferred supplier and Inox will be required to purchase from the Company a majority of its electric control systems requirements for an additional three-year period.

The Company believes that based on the information presented above and its quarterly management assessment, it has sufficient liquidity to fund its operations and capital expenditures for the next twelve months following the issuance of the financial statements for the nine months ended December 31, 2017. The Company’s liquidity is highly dependent on its ability to increase revenues, its ability to control its operating costs, and its ability to raise additional capital, if necessary. There can be no assurance that the Company will be able to continue to raise additional capital from other sources or execute on any other means of improving liquidity described above.

2. Stock-Based Compensation
The Company accounts for its stock-based compensation at fair value. The following table summarizes stock-based compensation expense by financial statement line item for the three and nine months ended December 31, 2017 and 2016 (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016
Cost of revenues	$39	$40	$98	$139
Research and development	184	61	294	153
Selling, general and administrative	660	512	1,723	1,974
Total	$883	$613	$2,115	$2,266
The Company issued 37,140 shares of immediately vested common stock and 800,500 shares of restricted stock awards during the nine months ended December 31, 2017, and issued 35,000 shares of immediately vested common stock, and granted 126,000 restricted stock awards during the nine months ended December 31, 2016.  These restricted stock awards generally vest over 2-3 years.  Awards for restricted stock include both time-based and performance-based awards.  For options and awards that vest upon the passage of time, expense is being recorded over the vesting period.  Performance-based awards are expensed over the requisite service period based on probability of achievement. In addition, the Company issued 16,667 restricted stock units under the 2007 Stock Incentive Plan during the nine months ended December 31, 2017, each of which represents the right to receive one share of common stock in connection with a severance agreement entered into with one of the Company's former executive officers. These restricted stock units vested and were settled in shares of common stock on the eighth day after receipt of an irrevocable release.
The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. The total unrecognized compensation cost for unvested outstanding stock options was $0.3 million at December 31, 2017. This expense will be recognized over a weighted average expense period of approximately 1.2 years. The total unrecognized compensation cost for unvested outstanding restricted stock was $2.8 million at December 31, 2017. This expense will be recognized over a weighted-average expense period of approximately 2.0 years.
The Company did not grant any stock options during the three and nine months ended December 31, 2017. During the nine months ended December 31, 2016, the Company granted 9,703 stock options. These options will vest over 2 years. The weighted average assumptions used in the Black Scholes valuation model for stock options granted during the nine months ended December 31, 2016 are as follows:

	December 31, 2017	December 31, 2016
Expected volatility	N/A	67.6%
Risk-free interest rate	N/A	1.3%
Expected life (years)	N/A	5.7
Dividend yield	N/A	None

3. Computation of Net Loss per Common Share
Basic net loss per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Where applicable, diluted EPS is computed by dividing the net loss by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. For the three and nine months ended December 31, 2017, 1.2 million shares were not included in the calculation of diluted EPS as they were considered anti-dilutive, of which 0.3 million relate to outstanding stock options, and 0.9 million relate to outstanding warrants. For the three and nine months ended December 31, 2016, 1.6 million shares were not included in the calculation of diluted EPS as they were considered anti-dilutive, of which 0.4 million relate to outstanding stock options, and 1.2 million relate to outstanding warrants.
The following table reconciles the numerators and denominators of the earnings per share calculation for the three and nine months ended December 31, 2017 and 2016 (in thousands, except per share data):

	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016
Numerator:
Net loss	$(4,248)	$(2,768)	$(26,782)	$(20,448)
Denominator:
Weighted-average shares of common stock outstanding	20,889	14,203	19,189	14,175
Weighted-average shares subject to repurchase	(940)	(411)	(575)	(429)
Shares used in per-share calculation ― basic	19,949	13,792	18,614	13,746
Shares used in per-share calculation ― diluted	19,949	13,792	18,614	13,746
Net loss per share ― basic	$(0.21)	$(0.20)	$(1.44)	$(1.49)
Net loss per share ― diluted	$(0.21)	$(0.20)	$(1.44)	$(1.49)

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
Pursuant to the terms of the stock purchase agreement ("SPA"), the Company acquired all of the issued and outstanding shares of ITC (the "ITC Shares") from the selling stockholders, for a purchase price of approximately $3.8 million consisting of $0.1 million in cash and 884,890 shares of the Company’s common stock (the "AMSC Shares"), $0.01 par value per share at a per share price of $4.02 on the acquisition date. Under the terms of the SPA, the Company was obligated to file a registration statement (the "Resale Registration Statement") covering the resale of the AMSC Shares by the selling stockholders no later than 10 business days following the closing of the Acquisition, and to use commercially reasonable efforts to cause the Resale Registration Statement to be declared effective by the SEC as soon as practicable thereafter. Additionally, the Company agreed to pay the selling stockholders in cash (the "Make Whole Payment"), if any, equal to (x) an amount equal to (i) the price per AMSC Share pursuant to the terms of the SPA, multiplied by (ii) the number of AMSC Shares sold by the selling stockholders during the first 90 days after the effectiveness of the Resale Registration Statement, minus (y) the aggregate sales proceeds received by the Selling Stockholders from the sale of any AMSC Shares during the first 90 days after the effectiveness of the Resale Registration Statement. The Resale Registration Statement was declared effective on October 23, 2017. The contingent liability related to the Make Whole Payment was determined under a fair value option based pricing model to be $0.6 million on September 25, 2017 and was subsequently reassessed at each period end until the final amount due of $0.7 million as of December 31, 2017 was determined according to the agreed upon formula. See Note 5 "Fair Value Measurements" and Note 12 "Warrants and Derivative Liabilities" for further discussion regarding the valuation of this liability. On January 5, 2018, the Company settled the Make Whole Payment to the selling stockholders in the amount of $0.7 million.
ITC was integrated into the Company's Grid business unit. The Acquisition has been accounted for under the purchase method of accounting in accordance with ASU 805, Business Combinations. The Company allocated the purchase price to the assets acquired and liabilities assumed at their estimated fair values as of the date of Acquisition. The Company estimated the fair value of the intangible assets at $3.4 million, which consisted of core-technology and know-how, working capital of $0.2 million and property, plant and equipment of less than $0.1 million. A long-term deferred tax liability of $1.1 million was recorded for the differing book and tax basis of the ITC assets and liabilities. Provisional amounts have been recorded for the related tax activity as of December 31, 2017. Final adjustments are expected to be made during the fourth quarter of fiscal 2017.

The following table summarizes the consideration paid for ITC and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date, as well as the fair value at the acquisition date (in millions):

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
At the Acquisition date, the Company valued the Acquisition at $4.2 million (excluding Acquisition costs), using a value of $4.02 per share, which was the closing price of the Company's common stock on the date of Acquisition plus $0.1 million in cash and including $0.6 million of contingent consideration for the Make Whole Payment valued as of the closing date. Acquisition costs of less than $0.1 million were recorded in selling, general and administrative costs.
The results of ITC's operations, which were not significant from the date of acquisition until December 31, 2017, are included in the Company’s consolidated results from the date of Acquisition of September 25, 2017, for the three and nine months ended December 31, 2017. Assuming the Acquisition had occurred on April 1, 2017 and 2016, the impact on the consolidated results of the Company would not have been significant.

Goodwill
At the time of the Acquisition, the Company allocated the purchase price to the assets acquired and liabilities assumed at their estimated fair values as of the date of Acquisition. The excess of the purchase price paid by the Company over the estimated fair value of net assets acquired of $1.7 million has been recorded as goodwill in the Company's Grid segment. Goodwill represents the value associated with the acquired workforce and synergies related to the merger of the two companies.
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
The Company early adopted ASU 2017-04 as of September 30, 2017. The Company will perform an annual impairment assessment on goodwill, unless events occur in the interim periods to indicate impairment may have occurred. The Company did not identify any triggering events in the period between the date of Acquisition and December 31, 2017, which would require subsequent interim testing of goodwill. As such, the Company expects to perform its annual goodwill impairment test during the fourth quarter of fiscal 2017. The Company will compare the fair value of its reporting unit to its carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company would record an impairment loss equal to the difference.

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

The Company provides a gross presentation of activity within Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements.  A change in the hierarchy of an investment from its current level is reflected in the period during which the pricing methodology of such investment changes.  Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 is made in the event that the related security is significant to total cash and investments.  The Company did not have any transfers of assets and liabilities from Level 1, but did transfer $0.7 million related to the contingent liability from Level 3 to Level 2 of the fair value measurement hierarchy during the three and nine months ended December 31, 2017. The fair value calculation at December 31, 2017 was based on actual observable stock price inputs following the sale of all of the related shares, in place of the Company's assumptions which had been used in the prior period.
A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The following table provides the assets and liabilities carried at fair value on a recurring basis, measured as of December 31, 2017 and March 31, 2017 (in thousands):

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017:
Assets:
Cash equivalents	$17,944	$17,944	$—	$—
Derivative liabilities:
Acquisition contingent consideration	$687	$—	$687	$—
Warrants	455	—	—	455
Total derivative liabilities	$1,142	$—	$687	$455

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017:
Assets:
Cash equivalents	$14,105	$14,105	$—	$—
Derivative liabilities:
Warrants	$1,923	$—	$—	$1,923
The table below reflects the activity for the Company’s major classes of liabilities measured at fair value on a recurring basis (in thousands):

	Warrants	Acquisition Contingent Consideration
April 1, 2017	$1,923	$—
Issuance of contingent consideration	—	571
Mark to market adjustment	(1,468)	71
Settlement fees	—	45
Balance at December 31, 2017	$455	$687

Warrants
April 1, 2016	$3,227
Mark to market adjustment	(1,304)
Balance at March 31, 2017	$1,923

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
Contingent Consideration
Contingent consideration relates to the Make Whole Provision set forth in the SPA that requires the Company to guarantee the purchase price of the acquisition should the aggregate proceeds of the resale of AMSC Shares sold by selling stockholders during the first 90 days after the effectiveness of the Resale Registration Statement be less than the agreed upon purchase price for such AMSC Shares (per the terms of the SPA) sold during such 90 day period. See Note 12, "Warrants and Derivative Liabilities" and Note 4, “Acquisition and Related Goodwill” for further discussion. The Company relied on a Black Scholes option pricing method to determine the fair value of the contingent consideration on the date of acquisition and continued to revalue the fair value of the contingent consideration at each subsequent balance sheet date until the final settlement date, with the change in fair value recorded in the current period operating loss. This liability was settled on January 5, 2018.

6. Accounts Receivable
Accounts receivable at December 31, 2017 and March 31, 2017 consisted of the following (in thousands):

	December 31, 2017	March 31, 2017
Accounts receivable (billed)	$10,379	$7,436
Accounts receivable (unbilled)	1,727	574
Less: Allowance for doubtful accounts	(54)	(54)
Accounts receivable, net	$12,052	$7,956

7. Inventory

Inventory at December 31, 2017 and March 31, 2017 consisted of the following (in thousands):

	December 31, 2017	March 31, 2017
Raw materials	$5,544	$4,263
Work-in-process	1,626	426
Finished goods	7,931	8,016
Deferred program costs	2,028	4,757
Net inventory	$17,129	$17,462
The Company recorded inventory write-downs of $0.1 million and $0.4 million for the three and nine months ended December 31, 2017. The Company recorded inventory write-downs of $0.4 million and $1.1 million for the three and nine months ended December 31, 2016.  These write downs were based on evaluating its inventory on hand for excess quantities and obsolescence.
Deferred program costs as of December 31, 2017 and March 31, 2017 primarily represent costs incurred on programs accounted for under contract accounting where the Company needs to complete development milestones before revenue and costs will be recognized.

8. Property, Plant and Equipment
The cost and accumulated depreciation of property and equipment at December 31, 2017 and March 31, 2017 are as follows (in thousands):

	December 31, 2017	March 31, 2017
Land	$3,643	$3,643
Construction in progress - equipment	2,160	601
Buildings	34,549	34,549
Equipment and software	72,566	73,445
Furniture and fixtures	1,048	1,201
Leasehold improvements	498	2,442
Property, plant and equipment, gross	114,464	115,881
Less accumulated depreciation	(77,780)	(72,443)
Property, plant and equipment, net	$36,684	$43,438
Depreciation expense was $1.4 million and $8.9 million for the three and nine months ended December 31, 2017. Depreciation expense was $1.7 million and $5.2 million for the three and nine months ended December 31, 2016. Included in depreciation expense for the nine months ended December 31, 2017 is $4.1 million of accelerated depreciation recorded to cost of revenues related to revised estimates of the remaining useful lives of certain pieces of manufacturing equipment. Construction in progress - equipment primarily includes capital investments in the Company's newly leased facility in Ayer, Massachusetts.

9. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses at December 31, 2017 and March 31, 2017 consisted of the following (in thousands):

	December 31, 2017	March 31, 2017
Accounts payable	$5,626	$3,207
Accrued inventories in-transit	505	313
Accrued other miscellaneous expenses	2,326	2,240
Accrued restructuring	394	—
Accrued compensation	3,792	5,042
Income taxes payable	1,372	1,344
Accrued warranty	1,471	2,344
Total	$15,486	$14,490
The Company generally provides a one to three year warranty on its products, commencing upon installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.
Product warranty activity was as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016
Balance at beginning of period	$1,852	$2,694	$2,344	$3,601
Change in accruals for warranties during the period	25	591	152	1,009
Settlements during the period	(406)	(608)	(1,025)	(1,933)
Balance at end of period	$1,471	$2,677	$1,471	$2,677

10. Income Taxes
The Company recorded income tax expenses of $0.6 million and $0.5 million in the three and nine months ended December 31, 2017, respectively. The Company recorded income tax benefit of $0.1 million and expense of $1.0 million in the three and nine months ended December 31, 2016, respectively.
As a result of purchase accounting for the acquired intangible assets in the ITC acquisition, the Company recorded a deferred tax liability of $1.1 million for the difference in book and tax basis. As a result, the Company was able to benefit additional deferred tax assets and therefore released a corresponding valuation allowance of $1.1 million during the nine months ended December 31, 2017. Goodwill recognized in the acquisition is not deductible for tax purposes.

Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “IRC”), provides limits on the extent to which a corporation that has undergone an ownership change (as defined in the IRC) can utilize any net operating loss ("NOL") and general business tax credit carryforwards it may have. The Company conducted a study as a result of the Company's May 2017 equity offering to determine whether Section 382 could limit the use of its carryforwards in this manner.  After completing this study, the Company has concluded that the limitation will not have a material impact on its ability to utilize its NOL carryforwards.  If there were material ownership changes subsequent to the study, such changes could limit the Company's ability to utilize its NOL carryforwards. The Company increased its NOL’s by $0.3 million due to acquired losses in the nine months ended December 31, 2017 from ITC. The Company conducted a study on the acquired NOL and concluded that the limitations under Section 382 will not have a material impact on its ability to utilize its NOL carryforwards.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“tax reform”) was signed into law. ASC Topic 740 requires deferred tax assets and liabilities to be measured using the enacted rate for the period in which they are expected to reverse. The tax reform was enacted as of December 22, 2017. Accordingly, the new 21% U.S. Federal corporate tax rate was used to measure the U.S. deferred tax assets and liabilities that will reverse in future periods. The Company's reduction to its net U.S. deferred tax asset was offset by a corresponding reduction to its valuation allowance. In addition, the new legislation includes a transition tax in which all foreign earnings are deemed to be repatriated to the U.S. and taxable at specified rates included within the tax reform. The Company is in the process of calculating the impact of the transition tax. The analysis is complex and encompasses many years. The Company is working with its foreign subsidiaries and their local tax service providers to gather historical information, including historical tax returns, in order to complete the calculation. Pursuant to Staff Accounting Bulletin No. 118, the Company's measurement period for the tax impact of the tax law changes is still open. At this time, the Company does not anticipate a material impact due to the transition tax, and the Company anticipates completing the analysis under ASC Topic 740 by March 31, 2018, at which time the Company expects to be in a position to book any required adjustments for any transition tax impact. The Company does not anticipate any other material tax exposure due to the tax reform at this time.
Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.  The Company re-evaluates these uncertain tax positions on a quarterly basis.  The evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity.  Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.  The Company did not identify any uncertain tax positions in the nine months ended December 31, 2017 and did not have any gross unrecognized tax benefits as of March 31, 2017.

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

The Company recorded no interest expense for the three months ended December 31, 2017 and less than $0.1 million for the three months ended December 31, 2016. Included in the prior year period was less than $0.1 million of non-cash interest expense related to the amortization of the debt discount on the respective term loans. Interest expense on the Term Loans for the nine months ended December 31, 2017 and 2016, was less than $0.1 million and $0.3 million, respectively. Included in the nine months ended December 31, 2017 and 2016 were less than $0.1 million and $0.1 million, respectively, of non-cash interest expense related to the amortization of debt discount on the respective Term Loans.

12. Warrants and Derivative Liabilities
The Company accounts for its warrants and contingent consideration as liabilities due to certain adjustment provisions within the instruments, which require that they be recorded at fair value. The warrants are subject to revaluation at each balance sheet date and any change in fair value is recorded as a change in fair value of warrants until the earlier of its expiration or its exercise at which time the warrant liability will be reclassified to equity. The Company calculated the fair value of the warrants utilizing an integrated lattice model. The contingent consideration is subject to revaluation at each balance sheet date and any change in fair value is recorded as a change in fair value of contingent consideration until the earlier of its settlement or expiration. The Company determined the fair value of the contingent consideration utilizing a Black Scholes option pricing method upon acquisition and as of September 30, 2017. As of December 31, 2017, the actual amount due for the contingent consideration was determined according to the stated formula in the agreement. See Note 5, "Fair Value Measurements", for further discussion.
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
The Company recorded no change in the fair value of the Exchanged Warrant during the three and nine months ended December 31, 2017. The Company recorded net gains of $0.1 million and $0.3 million resulting from a decrease in the fair value of the Exchanged Warrant in each of the three and nine months ended December 31, 2016, respectively.
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
Following is a summary of the key assumptions used to calculate the fair value of the Hercules Warrant:

Fiscal Year 17	December 31, 2017	September 30, 2017	June 30, 2017
Risk-free interest rate	1.98%	1.56%	1.58%
Expected annual dividend yield	—	—	—
Expected volatility	69.11%	63.97%	67.76%
Term (years)	2.46	2.72	2.97
Fair value	$0.1 million	$0.1 million	$0.1 million

Fiscal Year 16	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Risk-free interest rate	1.55%	1.57%	0.97%	0.86%	1.08%
Expected annual dividend yield	—	—	—	—	—
Expected volatility	66.51%	67.28%	67.98%	68.34%	70.25%
Term (years)	3.25	3.50	3.75	4.00	4.25
Fair value	$0.2 million	$0.2 million	$0.2 million	$0.3 million	$0.2 million
The Company recorded no change and a net gain of $0.1 million, resulting from decreases in the fair value of the Hercules Warrant during the three and nine months ended December 31, 2017, respectively. The Company recorded no change in the fair value of the Hercules Warrant during the three and nine months ended December 31, 2016.
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
Following is a summary of the key assumptions used to calculate the fair value of the November 2014 Warrant:

Fiscal Year 17	December 31, 2017	September 30, 2017	June 30, 2017
Risk-free interest rate	1.87%	1.49%	1.44%
Expected annual dividend yield	—	—	—
Expected volatility	65.86%	65.64%	67.21%
Term (years)	1.87	2.12	2.37
Fair value	$0.4 million	$0.8 million	$0.9 million

Fiscal Year 16	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Risk-free interest rate	1.41%	1.43%	0.93%	0.77%	0.98%
Expected annual dividend yield	—	—	—	—	—
Expected volatility	66.53%	69.31%	68.96%	70.01%	69.88%
Term (years)	2.62	2.87	3.12	3.37	3.62
Fair value	$1.8 million	$2.3 million	$2.3 million	$3.2 million	$2.6 million
The Company recorded net gains of $0.4 million and $1.4 million, resulting from decreases in the fair value of the November 2014 Warrant during the three and nine months ended December 31, 2017, respectively. The Company recorded no change and a net gain of $0.3 million, resulting from the decrease in the fair value of the November 2014 Warrant in the three and nine months ended December 31, 2016, respectively.
Contingent Consideration
The Company evaluated the ITC acquisition Make Whole Payment set forth in the SPA (see Note 5, "Fair Value Measurements" for further details), which ultimately required net settlement cash, and determined the contingent consideration qualified for liability classification and derivative treatment under ASC 815. As a result, for each period the fair value of the contingent consideration was remeasured and the resulting gain or loss was recognized in operating expenses.
Following is a summary of the key assumptions used to calculate the fair value of the contingent consideration related to the ITC acquisition:

Fiscal Year 17	September 30, 2017	September 25, 2017
Risk-free interest rate	1.09%	1.09%
Expected annual dividend yield	—	—
Expected volatility	66.54%	65.71%
Term (years)	0.31	0.32
Fair value	$0.4 million	$0.6 million
All of the stock related to this liability was sold as of December 5, 2017 and the amount of the Make Whole Payment was calculated to be $0.7 million, and subsequently paid on January 5, 2018. As such, no fair value estimate using a Black Scholes model was needed as the liability was recorded at the known settlement value for the period ending December 31, 2017. The Company recorded net losses of $0.3 million and $0.1 million resulting from increases in the fair value of the contingent consideration in the three and nine months ended December 31, 2017, respectively.

13. Stockholders’ Equity
Equity Offerings
On May 5, 2017, the Company entered into an underwriting agreement with Oppenheimer & Co. Inc., as representative of several underwriters named therein, relating to the issuance and sale (the "Offering") of 4.0 million shares of the Company's common stock at a public offering price of $4.00 per share. The net proceeds to the Company from the Offering were approximately $14.7 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The Offering closed on May 10, 2017. In addition, the Company granted the underwriters a 30-day option (the “Option”) to purchase up to an additional 600,000 shares of common stock at the public offering price. On May 24, 2017, the underwriters notified the Company that they had exercised their Option in full. The net proceeds to the Company from the Option were approximately $2.3 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The total net proceeds to the Company from the Offering and the Option were approximately $17.0 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The Option closed on May 26, 2017.
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
On September 13, 2011, the Company commenced a series of legal actions in China against Sinovel Wind Group Co. Ltd. (“Sinovel”). The Company’s Chinese subsidiary, Suzhou AMSC Superconductor Co. Ltd., filed a claim for arbitration with the Beijing Arbitration Commission in accordance with the terms of the Company’s supply contracts with Sinovel. The case is captioned (2011) Jing Zhong An Zi No. 963. The Company alleges that Sinovel committed various material breaches of its contracts with the Company and Sinovel has refused to pay past due amounts for prior shipments of core electrical components and spare parts. The Company is seeking compensation for past product shipments and retention (including interest) in the amount of approximately RMB 485 million (approximately $75 million) due to Sinovel’s breaches of its contracts. The Company is also seeking specific performance of its existing contracts as well as reimbursement of all costs and reasonable expenses with respect to the arbitration. The value of the undelivered components under the existing contracts, including the deliveries refused by Sinovel in March 2011, amounts to approximately RMB 4.6 billion (approximately $707 million).

On October 8, 2011, Sinovel filed with the Beijing Arbitration Commission an application under the caption (2011) Jing Zhong An Zi No. 963, for a counterclaim against the Company for breach of the same contracts under which the Company filed its original arbitration claim. Sinovel claims, among other things, that the goods supplied by the Company do not conform to the standards specified in the contracts and claims damages in the amount of approximately RMB 1.2 billion (approximately $184 million) upon Sinovel’s requests for change of counterclaim. On February 27, 2012, Sinovel filed with the Beijing Arbitration Commission an application under the caption (2012) Jing Zhong An Zi No. 157, against the Company for breach of the same contracts under which the Company filed its original arbitration claim. Sinovel claims, among other things, that the goods supplied by the Company do not conform to the standards specified in the contracts and claims damages in the amount of approximately RMB 105 million (approximately $16 million). The Company believes that Sinovel’s claims are without merit and it intends to defend these actions vigorously. Since the proceedings in this matter are still in the early technical review phase, the Company cannot reasonably estimate possible losses or range of losses at this time.
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
As of December 31, 2017, the Company had $0.2 million of restricted cash included in long-term assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts. These deposits are held in interest bearing accounts.
During the nine months ended December 31, 2017, the Company received $1.0 million related to the achievement of certain milestones following the previous sale of the Company's minority interest in Blade Dynamics Limited.
On September 25, 2017, the Company acquired ITC for a purchase price of approximately $3.8 million, consisting of $0.1 million in cash and the AMSC Shares. The Company paid certain selling stockholders the Make Whole Payment given that the value of the AMSC Shares sold was less than the agreed upon purchase price. The amount of this payment, which was made on January 5, 2018, was $0.7 million and settled the related contingent liability. See Note 4, “Acquisitions and Related Goodwill” for further discussion.

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
On April 3, 2017, the Board of Directors approved a plan to reduce the Company’s global workforce by approximately 8%, effective April 4, 2017. The purpose of the workforce reduction was to reduce operating expenses to better align with the Company’s current revenues. Included in the $1.3 million severance pay, charged to operations in the nine months ended December 31, 2017, is $0.5 million of severance pay for one of the Company's former executive officers pursuant to the terms of a severance agreement dated June 30, 2017. Under the terms of the severance agreement, the Company's former executive officer is entitled to 18 months of his base salary, which is expected to be paid by December 31, 2018. From and after January 1, 2018, the Company, at its discretion, may settle any remaining unpaid cash severance owed to its former executive officer through the issuance of a number of immediately vested shares of the Company’s common stock, determined by multiplying the remaining unpaid cash severance owed by 120%, and then dividing by the closing stock price per share of the Company's common stock as of the last business day prior to the issuance of the shares.
All amounts related to these restructuring activities are expected to be paid by December 31, 2018.
The following table presents restructuring charges and cash payments for the nine months ended December 31, 2017 (in thousands):

Severance pay
and benefits
Accrued restructuring balance at April 1, 2017	$—
Charges to operations	1,328
Cash payments	(934)
Accrued restructuring balance at December 31, 2017	$394
All restructuring charges discussed above are included within restructuring in the Company’s unaudited condensed consolidated statements of operations. The Company includes accrued restructuring within accounts payable and accrued expenses.

16. Business Segments
The Company reports its financial results in two reportable business segments: Wind and Grid.
Through the Company’s Windtec Solutions, the Wind business segment enables manufacturers to field wind turbines with exceptional power output, reliability and affordability. The Company supplies advanced power electronics and control systems, licenses its highly engineered wind turbine designs, and provides extensive customer support services to wind turbine manufacturers. The Company’s design portfolio includes a broad range of drive trains and power ratings of 2 megawatts ("MWs") and higher. The Company provides a broad range of power electronics and software-based control systems that are highly integrated and designed for optimized performance, efficiency, and grid compatibility.
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
The operating results for the two business segments are as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016
Revenues:
Wind	$2,633	$18,248	$10,465	$36,822
Grid	12,300	8,900	24,439	22,178
Total	$14,933	$27,148	$34,904	$59,000

	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016
Operating loss:
Wind	$(1,684)	$1,044	$(7,557)	$(3,220)
Grid	(1,011)	(4,491)	(15,279)	(15,068)
Unallocated corporate expenses	(1,156)	(613)	(3,514)	(2,266)
Total	$(3,851)	$(4,060)	$(26,350)	$(20,554)
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

Unallocated corporate expenses primarily consist of stock-based compensation expense of $0.9 million and $0.6 million in the three months ended December 31, 2017 and 2016, respectively. Unallocated corporate expenses primarily consist of stock-based compensation expense of $2.1 million and $2.3 million in the nine months ended December 31, 2017 and 2016, respectively. Additionally, a restructuring charge of $1.3 million is included in the nine months ended December 31, 2017, as well as losses for the change in fair value of the contingent consideration of $0.3 million and $0.1 million in the three and nine months ended December 31, 2017.
Total assets for the two business segments as of December 31, 2017 and March 31, 2017 are as follows (in thousands):

	December 31, 2017	March 31, 2017
Wind	$15,303	$18,346
Grid	36,165	31,060
Corporate assets	45,303	50,838
Total	$96,771	$100,244
The following table sets forth customers who represented 10% or more of the Company’s total revenues for the three and nine months ended December 31, 2017 and 2016:

	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016
Inox Wind Limited	15%	66%	27%	58%
Vestas Middle East S.L.U.	27%	—%	11%	—%
SSE Generation Ltd.	17%	—%	<10%	—%
Hidalgo Wind Farm LLC	<10%	17%	<10%	<10%

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

As of December 31, 2017, the Company has made significant progress towards completing its assessment of the potential effects of ASU 2014-09 and its amendments on its consolidated financial statements, and is actively assessing the potential effects on business processes, systems and controls to support revenue recognition and the related disclosures under this ASU. The Company’s assessment includes a detailed review of representative contracts from each of the Company’s revenue streams and a comparison of its historical accounting policies and practices to the new standard. The Company is required to adopt the new standards on April 1, 2018, and expects to do so retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective transition method). Additionally, this guidance could lead to recognizing certain revenue transactions sooner than in the past on certain contracts, as the Company will need to estimate the revenue it will be entitled to upon contract completion, and later on other contracts, due to lack of an enforceable right to payment for performance obligations satisfied over time. The Company's preliminary assessment of this adoption method supports the determination that there are no expected changes in the accounting for its largest revenue stream which includes Inox Wind Limited as its primary customer. Across other revenue streams the timing of revenue recognition could be affected for multiple types of contracts, primarily multiple element contracts in its grid business unit, but those differences are not expected to have a material impact on its consolidated financial statements. However, the Company's assessment is not yet finalized and is subject to change. Additionally, the Company is currently evaluating any tax implications the adoption of this new standard may have on the consolidated financial statements. As part of this analysis, the Company is evaluating its information technology capabilities and systems, and does not expect to incur significant information technology costs to modify systems currently in place.
During the fourth quarter of fiscal 2017, the Company plans to assess its current revenue controls, and identify and implement any changes that may be necessary to comply with its new revenue policies and the provisions of ASU 2014-09, which will be effective for the Company as of April 1, 2018.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The amendments in ASU 2016-01 will enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years.  The Company does not expect any significant changes to the consolidated financial statement results with the adoption of ASU 2016-01.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in ASU 2016-13 will provide more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that year.  The Company is currently evaluating the impact, if any, the adoption of ASU 2016-13 may have on its consolidated financial statements.
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

The Company does not expect any significant changes to the consolidated financial statement results with the adoption of ASU 2016-15 and ASU 2016-18.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The amendments in ASU 2016-16 will improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that year.  The Company does not anticipate any significant changes to the consolidated financial statement results with the adoption of ASU 2016-16.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in ASU 2017-04 eliminated the prior requirement to perform procedures to determine the fair value at the impairment testing date of an entity's assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the new guidelines an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The ASU is effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Following the Acquisition of ITC, the Company performed an analysis and determined that the transaction included a portion of goodwill. The Company has accounted for that value on its balance sheet as of December 31, 2017. See Note 4, "Acquisition and Related Goodwill" for further details. The Company adopted ASU 2017-04 effective September 30, 2017, and determined there were no triggering events requiring further impairment analysis at this time. The Company expects to perform its annual impairment test during the fourth quarter of fiscal 2017.
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Non-financial Assets (Subtopic 610-20). The amendments in ASU 2017-05 clarify the scope of Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Non-financial Assets, and to add guidance for partial sales of non-financial assets. Subtopic 610-20, which was issued in May 2014 as a part of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), provides guidance for recognizing gains and losses from the transfer of non-financial assets in contracts with non-customers.  The Company does not expect any significant changes to the consolidated financial statement results with the adoption of ASU 2017-05.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Subtopic 718) Scope of Modification Accounting. The amendments in ASU 2017-09 provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award.  The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods. The Company does not expect any significant changes to the consolidated financial statement results with the adoption of ASU 2017-09.
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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in ASU 2017-12 provide improved financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the amendments in this update make certain targeted improvements to simplify the application of the hedge accounting guidance. The ASU is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods. The Company is currently evaluating the impact the adoption of ASU 2017-12 may have on its consolidated financial statements.

18. Subsequent Events
On February 1, 2018, ASC Devens, LLC (the “Seller”), a wholly owned subsidiary of American Superconductor Corporation (the “Company”), entered into a Purchase and Sale Agreement (the “PSA”) with 64 Jackson LLC (the “Purchaser”) and Stewart Title Guaranty Company (“Escrow Agent”), pursuant to which the Seller has agreed to sell to the Purchaser certain real property located at 64 Jackson Road, Devens, Massachusetts, as described in the PSA, including the building that has served as the Company’s headquarters (collectively, the “Property”), in exchange for total consideration of $23.0 million, which is composed of (i) cash consideration of $17.0 million, and (ii) a $6.0 million subordinated secured commercial promissory note payable to the Seller (the “Seller Note”) at an interest rate equal to the short-term applicable federal rate then in effect at closing (the “Transaction”). The cash consideration includes a deposit of $500,000 (the “First Deposit”), which the Purchaser has agreed to deposit with the Escrow Agent within three business days after the execution of the PSA, and a second deposit (together with the First Deposit, the “Deposit”) of $500,000, which the Purchaser has agreed to deposit with the Escrow Agent on February 15, 2018, provided that the Seller has not terminated the PSA by that date. The PSA contains customary representations, warranties and covenants of the Seller and the Purchaser. The Transaction is anticipated to close on March 30, 2018. Pursuant to the PSA, at closing, the Escrow Agent has agreed to deliver the Deposit to the Seller, and Purchaser has agreed to deliver the remaining cash consideration and the Seller Note to the Seller. The closing of the Transaction is not contingent on any due diligence investigations (other than title), permitting, or financing, however, there is no guarantee that the Transaction will close in the timeframe the Company expects, or at all.
According to the Seller Note, the form of which is attached as Exhibit B to the PSA, $3,000,000 in principal, together with all accrued interest, is due and payable to the Seller on March 31, 2019, and $3,000,000 in principal, together with all accrued interest, is due and payable to the Seller on March 31, 2020, provided that, if the Purchaser sells the Property, all unpaid principal and accrued interest must be repaid in full.
The Company has performed an evaluation of subsequent events through the time of filing this Quarterly Report on Form 10-Q with the SEC and has determined that other than those disclosed above, there are no such events to report.

AMERICAN SUPERCONDUCTOR CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that relate to future events or conditions, including without limitation, the statements in Part II, “Item 1A. Risk Factors” and in Part I under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects or our prospective results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain.  There are a number of important factors that could materially impact the value of our common stock or cause actual results to differ materially from those indicated by such forward-looking statements. These important factors include, but are not limited to: A significant portion of our revenues are derived from a single customer, Inox; We have a history of operating losses and negative operating cash flows, which may continue in the future and require us to secure additional financing in the future; Our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter; Our financial condition may have an adverse effect on our customer and supplier relationships; Our success in addressing the wind energy market is dependent on the manufacturers that license our designs; Our success is dependent upon attracting and retaining qualified personnel and our inability to do so could significantly damage our business and prospects; We rely upon third-party suppliers for the components and sub-assemblies of many of our Wind and Grid products, making us vulnerable to supply shortages and price fluctuations; Failure to successfully execute any move of our Devens, Massachusetts manufacturing facility or achieve expected savings or other anticipated benefits following any move could adversely impact our financial performance; We may not realize all of the sales expected from our backlog of orders and contracts; Our success depends upon the commercial use of high temperature superconductor products, which is currently limited, and a widespread commercial market for our products may not develop; Growth of the wind energy market depends largely on the availability and size of government subsidies, economic incentives and legislative programs designed to support the growth of wind energy; Our contracts with the U.S. government are subject to audit, modification or termination by the U.S. government and include certain other provisions in favor of the government, and additional funding of such contracts may not be approved by the U.S. Congress; Tax reform in the U.S. may negatively affect our operating results; We have operations in and depend on sales in emerging markets, including India, and global conditions could negatively affect our operating results or limit our ability to expand our operations outside of these markets; Our business and operations would be adversely impacted in the event of a failure or security breach of our information technology infrastructure; If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired and may lead investors and other users to lose confidence in our financial data; We face risks related to our intellectual property; We face risks related to our legal proceedings; and the important factors discussed under the caption "Risk Factors" in Part 1. Item 1A of our Form 10-K for the fiscal year ended March 31, 2017, and our other reports filed with the SEC. These and the important factors discussed under the caption “Risk Factors” in Part 1. Item 1A of our Form 10-K for the fiscal year ended March 31, 2017 among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Any such forward-looking statements represent management’s estimates as of the date of this Quarterly Report on Form 10-Q. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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
Pursuant to a stock purchase agreement (the “SPA”), we acquired all of the issued and outstanding shares of ITC (the “ITC Shares”) for a purchase price of approximately $3.8 million, consisting of $0.1 million in cash and 884,890 shares of our common stock, par value $0.01 per share (the “AMSC Shares”). Under the terms of the SPA, we were obligated to file a registration statement (the “Resale Registration Statement”) covering the resale of the AMSC Shares by certain selling stockholders (the “Selling Stockholders”) no later than 10 business days following the closing of the Acquisition, and to use commercially reasonable efforts to cause the Resale Registration Statement to be declared effective by the Securities and Exchange Commission (“SEC”) as soon as practicable thereafter. Additionally, we agreed to pay the Selling Stockholders an amount in cash (the “Make Whole Payment”), if any, equal to (x) an amount equal to (i) the price per AMSC Share pursuant to the terms of the SPA, multiplied by (ii) the number of AMSC Shares sold by Selling Stockholders during the first 90 days after the effectiveness of the Resale Registration Statement, minus (y) the aggregate sales proceeds received by the Selling Stockholders from the sale of any AMSC Shares during the first 90 days after the effectiveness of the Resale Registration Statement. The Resale Registration Statement was declared effective on October 23, 2017. The contingent liability related to the Make Whole Payment was determined under a fair value option based pricing model to be $0.6 million on September 25, 2017 and was subsequently reassessed at each period end until the final amount of $0.7 million as of December 31, 2017 was determined according to the formula per the agreement. See Note 5 "Fair Value Measurements" and Note 12 "Warrants and Derivative Liabilities" for further discussion regarding the valuation of this liability. On January 5, 2018 we issued the Make Whole Payment to the selling stockholders in the amount of $0.7 million and settled the contingent liability.
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
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“tax reform”) was signed into law. ASC Topic 740 requires deferred tax assets and liabilities to be measured using the enacted rate for the period in which they are expected to reverse. The tax reform was enacted as of December 22, 2017. Accordingly, the new 21% U.S. Federal corporate tax rate was used to measure the U.S. deferred tax assets and liabilities that will reverse in future periods. Our reduction to our net U.S. deferred tax asset was offset by a corresponding reduction to our valuation allowance. In addition, the new legislation includes a transition tax in which all foreign earnings are deemed to be repatriated to the U.S. and taxable at specified rates included within the tax reform. We are in the process of calculating the impact of the transition tax. The analysis is complex and encompasses many years. We are working with our foreign subsidiaries and their local tax service providers to gather historical information, including historical tax returns, in order to complete the calculation. Pursuant to Staff Accounting Bulletin No. 118, our measurement period for the tax impact of the tax law changes is still open. At this time, we do not anticipate a material impact due to the transition tax, and we anticipate completing the accounting under ASC Topic 740 by March 31, 2018, at which time we expect to be in a position to book any required adjustments for any transition tax impact We do not anticipate any other material tax exposure due to the tax reform at this time.
Critical Accounting Policies and Estimates
The preparation of the unaudited condensed consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. During the nine months ended December 31, 2017, we adopted ASU 2017-04, which provides for changes to the annual impairment testing of goodwill. See Note 4, "Acquisition and Related Goodwill" for further details. Aside from the adoption of ASU 2017-04, there were no significant changes in the critical accounting policies that were disclosed in our Form 10-K for fiscal 2016, which ended on March 31, 2017.
Results of Operations
Three and nine months ended December 31, 2017 compared to the three and nine months ended December 31, 2016
Revenues
Total revenues decreased 45% and 41% to $14.9 million and $34.9 million for the three and nine months ended December 31, 2017, respectively, compared to $27.1 million and $59.0 million for the three and nine months ended December 31, 2016, respectively.  Our revenues are summarized as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016
Revenues:
Wind	$2,633	$18,248	$10,465	$36,822
Grid	12,300	8,900	24,439	22,178
Total	$14,933	$27,148	$34,904	$59,000
Our Wind business unit accounted for 18% and 30% of total revenues for the three and nine months ended December 31, 2017, respectively, compared to 67% and 62% for the three and nine months ended December 31, 2016, respectively. Revenues in the Wind business unit decreased 86% and 72% to $2.6 million and $10.5 million in the three and nine months ended December 31, 2017, respectively, from $18.2 million and $36.8 million in the three and nine months ended December 31, 2016, respectively.

Wind business unit revenues in the three months ended December 31, 2017 decreased due to a lack of ECS shipments to Inox during the period, partially offset by increased license revenues. Wind business unit revenues in the nine months ended December 31, 2017 decreased primarily due to fewer shipments to Inox, partially offset by increased license revenues in the three month period as discussed above. We believe this reduction in demand has been caused by the transition in India from a local fixed tariff policy regime to a central and state government auction regime, which has had an adverse impact on the Wind industry in India. We cannot predict if and when this demand dislocation will be resolved.
Our Grid business unit accounted for 82% and 70% of total revenues for the three and nine months ended December 31, 2017, respectively, compared to 33% and 38% for the three and nine months ended December 31, 2016, respectively. Our Grid business unit revenues increased 38% and 10% to $12.3 million and $24.4 million in the three and nine months ended December 31, 2017, respectively, from $8.9 million and $22.2 million in the three and nine months ended December 31, 2016, respectively. Grid business unit revenues in the three months ended December 31, 2017 increased primarily due to higher D-VAR system revenues. Grid business unit revenues in the nine months ended December 31, 2017 increased primarily due to higher D-VAR system revenues, as well as higher revenue from the U.S. Navy.
The following table sets forth customers who represented 10% or more of our total revenues for the three and nine months ended December 31, 2017 and 2016:

	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016
Inox Wind Limited	15%	66%	27%	58%
Vestas Middle East S.L.U.	27%	—%	11%	—%
SSE Generation Ltd.	17%	—%	<10%	—%
Hidalgo Wind Farm LLC	<10%	17%	<10%	<10%
Cost of Revenues and Gross Margin
Cost of revenues decreased by 55% to $9.9 million for the three months ended December 31, 2017, compared to $22.1 million for the three months ended December 31, 2016. Gross margin was 34% for the three months ended December 31, 2017, compared to 19% for the three months ended December 31, 2016. The increase in the gross margin for the three months ended December 31, 2017 was due to increased royalty revenue and a more favorable product mix in the current year period.
Cost of revenues decreased by 33% to $34.1 million for the nine months ended December 31, 2017, compared to $51.0 million for the nine months ended December 31, 2016. Gross margin was 2% for the nine months ended December 31, 2017, compared to 14% for the nine months ended December 31, 2016. The decrease in the gross margin for the nine months ended December 31, 2017 was due primarily to the reduction in demand from Inox as discussed above.
Operating Expenses
Research and development
R&D expenses decreased in three and nine months ended December 31, 2017 by 1% to $3.0 million and $8.7 million from $3.0 million and $8.8 million for the three and nine months ended December 31, 2016.  The decrease in R&D expenses in the three and nine months ended December 31, 2017 as compared to the prior year periods was primarily due to reduced compensation expense.

Selling, general, and administrative
SG&A expenses decreased by 10% and 14% to $5.5 million and $17.0 million in the three and nine months ended December 31, 2017, from $6.1 million and $19.6 million in the three and nine months ended December 31, 2016. The decreases in SG&A expenses in the three and nine months ended December 31, 2017 were due primarily to reduced overall compensation expense and the reduced use of outside service providers.

Amortization of acquisition related intangibles
We recorded amortization expense related to our core technology and know-how, trade names and trademark intangible assets of less than $0.1 million in each of the three months ended December 31, 2017 and 2016. We recorded amortization expense related to our core technology and know-how, trade names and trademark intangible assets of less than $0.1 million and $0.1 million in the nine months ended December 31, 2017 and 2016, respectively.

Change in fair value of contingent consideration
The change in fair value of our contingent consideration for the Make Whole Payment on the ITC Acquisition resulted in a loss of $0.3 million and $0.1 million in the three and nine months ended December 31, 2017. The change in the fair value was primarily driven by the change in stock price, which is a key valuation metric.
Restructuring
We recorded a restructuring charge of $1.3 million for severance costs in the nine months ended December 31, 2017 as a result of the reduction in force announced on April 4, 2017. Included in the $1.3 million severance pay, charged to operations in the nine months ended December 31, 2017, is $0.5 million of severance pay for one of our former executive officers pursuant to the terms of a severance agreement dated June 30, 2017. Under the terms of the severance agreement, our former executive officer is entitled to eighteen months of his base salary, which is expected to be paid by December 31, 2018. From and after January 1, 2018, at our discretion, we may settle any remaining unpaid cash severance owed to our former executive officer through the issuance of a number of immediately vested shares of our common stock, determined by multiplying the remaining unpaid cash severance owed by 120%, and then dividing by the closing stock price per share of our common stock as of the last business day prior to the issuance of the shares.

Operating loss
Our operating loss is summarized as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016
Operating loss:
Wind	$(1,684)	$1,044	$(7,557)	$(3,220)
Grid	(1,011)	(4,491)	(15,279)	(15,068)
Unallocated corporate expenses	(1,156)	(613)	(3,514)	(2,266)
Total	$(3,851)	$(4,060)	$(26,350)	$(20,554)
Our Wind segment generated operating losses of $1.7 million and $7.6 million in the three and nine months ended December 31, 2017, respectively, compared to a profit of $1.0 million and loss of $3.2 million in the three and nine months ended December 31, 2016, respectively. The increase in the Wind business unit operating losses in the three months ended December 31, 2017 was due primarily to a lack of ECS shipments to Inox, offset partially by increased license revenue as previously discussed. The increase in the Wind business unit operating loss in the nine months ended December 31, 2017 was due primarily to fewer ECS shipments to Inox, partially offset by increased license revenue, as previously discussed.
Our Grid segment generated operating losses of $1.0 million and $15.3 million in the three and nine months ended December 31, 2017, respectively, compared to $4.5 million and $15.1 million in the three and nine months ended December 31, 2016, respectively. The decrease in the Grid business unit operating loss in the three months ended December 31, 2017 was due primarily to increased D-VAR revenues compared to the prior year period. The increase in Grid business unit operating loss in the nine months ended December 31, 2017 was due primarily to $4.1 million of accelerated depreciation related to revised estimates of the useful lives of certain pieces of manufacturing equipment.
Unallocated corporate expenses primarily consist of stock-based compensation expense of $0.9 million and $2.1 million for the three and nine months ended December 31, 2017, respectively, and $0.6 million and $2.3 million in the three and nine months ended December 31, 2016, respectively. Additionally, a restructuring charge of $1.3 million, primarily for severance costs as a result of the restructuring action announced on April 4, 2017, is included in unallocated corporate expenses for the nine months ended December 31, 2017, as well as losses of $0.3 million and $0.1 million for the change in fair value of the contingent consideration in the three and nine months ended December 31, 2017, respectively.
Change in fair value of warrants
The change in fair value of warrants resulted in gains of $0.4 million and $1.5 million in the three and nine months ended December 31, 2017, respectively, compared to gains of $0.1 million and $0.7 million in the three and nine months ended

December 31, 2016, respectively. The change in the fair value was primarily driven by changes in stock price, which is a key valuation metric.
Interest income (expense), net
Interest income (expense), net, was income of     less than $0.1 million in each of the three and nine months ended December 31, 2017, respectively, compared to expense of $0.1 million and $0.3 million in the three and nine months ended December 31, 2016, respectively. The decrease in interest expense was related to lower interest due to the maturity of both of our term loans with Hercules Technology Growth Capital, Inc. (“Hercules”). Our Term Loan B matured in November 2016, and our Term Loan C matured in June 2017.
Other (expense) income, net
Other (expense) income, net, was expense of $0.3 million and $2.4 million in the three and nine months ended December 31, 2017, respectively, compared to income of $0.9 million and $0.5 million in the three and nine months ended December 31, 2016, respectively.  The increase in other expense, net, during the three and nine months ended December 31, 2017, was primarily driven by higher foreign currency losses.
Income Taxes
Income tax expense was $0.6 million and $0.5 million in the three and nine months ended December 31, 2017, respectively, compared to income tax benefit of $0.1 million and expense of $1.0 million in the three and nine months ended December 31, 2016, respectively. The decrease in income tax expense during the nine months ended December 31, 2017 was primarily due to the release of valuation allowances of $1.1 million in the nine months ended December 31, 2017 as a result of the deferred tax liability purchase adjustment recorded as a result of the ITC Acquisition, for the difference in tax basis on the ITC net assets acquired.
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

	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016
Net loss	$(4,248)	$(2,768)	$(26,782)	$(20,448)
Sale of minority investments	—	(325)	(951)	(325)
Stock-based compensation	883	613	2,115	2,266
Amortization of acquisition-related intangibles	85	39	98	118
Consumption of zero cost-basis inventory	(118)	(478)	(514)	(1,118)
Change in fair value of warrants and contingent consideration	(126)	(101)	(1,397)	(667)
Non-cash interest expense	—	30	19	127
Tax effect of adjustments	19	77	142	179
Non-GAAP net loss	$(3,505)	$(2,913)	$(27,270)	$(19,868)

Non-GAAP net loss per share	$(0.18)	$(0.21)	$(1.46)	$(1.45)
Weighted average shares outstanding - basic and diluted	19,949	13,792	18,614	13,746
We incurred non-GAAP net losses of $3.5 million or $0.18 per share, and $27.3 million or $1.46 per share, for the three and nine months ended December 31, 2017, compared to non-GAAP net losses of $2.9 million or $0.21 per share, and $19.9 million or $1.45 per share for the three and nine months ended December 31, 2016. The increases in non-GAAP net loss in both the three and nine month period ended December 31, 2017 were driven primarily by an increase in net loss, as previously discussed, and an adjustment for the sale of our minority investment in Blade Dynamics Limited, partially offset by decreased consumption of zero cost basis inventory and the gain resulting from the decreased value of the warrants and contingent consideration on the ITC acquisition in the three and nine months ended December 31, 2017.
Liquidity and Capital Resources
We have experienced recurring operating losses and as of December 31, 2017 had an accumulated deficit of $982.3 million. In addition, we have experienced recurring negative operating cash flows and our Wind segment revenues decreased substantially in the nine months ended December 31, 2017 compared to the prior year period due to decreased demand from Inox. We cannot predict if and when this demand dislocation will be resolved. From April 1, 2011 through the date of this filing, we have reduced our global workforce substantially, including an 8% reduction in force, primarily affecting employees in our Devens, Massachusetts facility, effective April 4, 2017. We incurred restructuring charges of $1.3 million in cash severance expenses in the nine months ended December 31, 2017 in connection with the workforce reduction. We are currently moving our manufacturing and administrative operations from our facility in Devens, Massachusetts to a nearby, smaller-scale leased building in Ayer, Massachusetts, which is anticipated to reduce operating costs.
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
As of December 31, 2017, we had cash, cash equivalents, and restricted cash of $22.3 million, compared to $27.7 million as of March 31, 2017, a decrease of $5.5 million. Our cash and cash equivalents, and restricted cash are summarized as follows (in thousands):

	December 31, 2017	March 31, 2017
Cash and cash equivalents	$22,113	$26,784
Restricted cash	165	960
Total cash, cash equivalents, and restricted cash	$22,278	$27,744

As of December 31, 2017, we had approximately $1.4 million of cash, cash equivalents, and restricted cash in foreign bank accounts, with a majority of this cash located in Europe.

For the nine months ended December 31, 2017, net cash used in operating activities was $20.2 million compared to $10.5 million of cash used for the nine months ended December 31, 2016. The increase in net cash used in operations was due primarily to an increased operating loss, and less cash collections from Inox, partially offset by usage of inventory.
For the nine months ended December 31, 2017, net cash used in investing activities was $0.3 million, compared to net cash provided by investing activities of $0.4 million for the nine months ended December 31, 2016. The increase in net cash used in investing activities was due primarily to increased purchases of property, plant and equipment related to the Devens facility move, partially offset by proceeds received from the final payment due from Blade Dynamics as well as releases of restricted cash in the nine months ended December 31, 2017.
For the nine months ended December 31, 2017, net cash provided by financing activities was $15.2 million compared to net cash used in financing activities of $3.7 million in the nine months ended December 31, 2016. The increase in net cash provided by financing activities was primarily due to net proceeds of $17.0 million from the issuance of 4.6 million shares of common stock in May 2017, with no such equity offering in the prior year period.  See the discussion regarding the May 2017 equity offering below.
As of December 31, 2017, we had $0.2 million of restricted cash included in long-term assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts. These deposits are held in interest bearing accounts.
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
As of December 31, 2017, we have made significant progress towards completing our assessment of the potential effects of ASU 2049-09 and its amendments on our consolidated financial statements, and are actively assessing the potential effects on business processes, systems and controls to support revenue recognition and the related disclosures under this ASU. Our assessment includes a detailed review of representative contracts from each of our revenue streams and a comparison of its historical accounting policies and practices to the new standard. We are required to adopt the new standards on April 1, 2018, and expect to do so retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective transition method). Additionally, this guidance could lead to recognizing certain revenue transactions sooner than in the past on certain contracts, as we will need to estimate the revenue we will be entitled to upon contract completion, and later on other contracts, due to lack of an enforceable right to payment for performance obligations satisfied over time. Our preliminary assessment of this adoption method supports the determination that there are no expected changes in the accounting for our largest revenue stream which includes Inox Wind Limited as the primary customer. Across other revenue streams the timing of revenue recognition could be affected for multiple types of contracts, primarily multiple element contracts in our grid business unit, but those differences are not expected to have a material impact on our consolidated financial statements. However, our assessment is not yet finalized and is subject to change. Additionally, we are currently evaluating any tax implications the adoption of this new standard may have on the consolidated financial statements. As part of this analysis, we are evaluating our information technology capabilities and systems, and do not expect to incur significant information technology costs to modify systems currently in place.
During the fourth quarter of fiscal 2017 we plan to assess our current revenue controls, and identify and implement any changes that may be necessary to comply with our new revenue policies and the provisions of ASU 2014-09, which will be effective for us as of April 1, 2018.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The amendments in ASU 2016-01 enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years.  We do not expect any significant changes to the consolidated financial statement results with the adoption of ASU 2016-01.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in ASU 2016-13 provide more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that year.  We are currently evaluating the impact, if any, the adoption of ASU 2016-13 may have on our consolidated financial statements.
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
We do not expect any significant changes to the consolidated financial statement results with the adoption of ASU 2016-15 and ASU 2016-18.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The amendments in ASU 2016-16 improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that year.  We do not anticipate any significant changes to our consolidated financial statements with the adoption of ASU 2016-16.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in ASU 2017-04 eliminated the prior requirement to perform procedures to determine the fair value at the impairment testing date of an entity's assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the new guidelines an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The ASU is effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Following the Acquisition of ITC, we performed an analysis and determined that the transaction included a portion of goodwill. We have accounted for that value on our balance sheet as of December 31, 2017. See Note 4, "Acquisitions and Related Goodwill" for further details. Given the results of our analysis, we adopted ASU 2017-04 effective September 30, 2017, and determined there were no triggering events requiring further impairment analysis at this time. The Company expects to perform its annual impairment test during the fourth quarter of fiscal 2017.
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Non-financial Assets (Subtopic 610-20). The amendments in ASU 2017-05 clarify the scope of Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Non-financial Assets, and to add guidance for partial sales of non-financial assets. Subtopic 610-20, which was issued in May 2014 as a part of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), provides guidance for recognizing gains and losses from the transfer of non-financial assets in contracts with non-customers.  We do not expect any significant changes to the consolidated financial statement results with the adoption of ASU 2017-05.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Subtopic 718) Scope of Modification Accounting. The amendments in ASU 2017-09 provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award.  The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods. We do not expect any significant changes to the consolidated financial statement results with the adoption of ASU 2017-09.
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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in ASU 2017-12 provide improved financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the amendments in this update make certain targeted improvements to simplify the application of the hedge accounting guidance. The ASU is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods. We are currently evaluating the impact the adoption of ASU 2017-12 may have on our consolidated financial statements.
We do not believe that outside of those disclosed here, there are any other recently issued accounting pronouncements will have a material impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We face exposure to financial market risks such as adverse movements in foreign currency exchange rates. These exposures may change over time as our business practices evolve and could have a material adverse impact on our financial results. Our market risk profile as of December 31, 2017 has not materially changed since March 31, 2017. Our market risk profile as of March 31, 2017 is disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the SEC on May 25, 2017.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the

Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
On September 13, 2011, we commenced a series of legal actions in China against Sinovel. Our Chinese subsidiary, Suzhou AMSC Superconductor Co. Ltd., filed a claim for arbitration with the Beijing Arbitration Commission in accordance with the terms of our supply contracts with Sinovel. The case is captioned (2011) Jing Zhong An Zi No. 0963. On March 31, 2011, Sinovel refused to accept contracted shipments of 1.5 MW and 3 MW wind turbine core electrical components and spare parts that we were prepared to deliver. We allege that these actions constitute material breaches of our contracts because Sinovel did not give us notice that it intended to delay deliveries as required under the contracts. Moreover, we allege that Sinovel has refused to pay past due amounts for prior shipments of core electrical components and spare parts. We are seeking compensation for past product shipments and retention (including interest) in the amount of approximately RMB 485 million (approximately $75 million) due to Sinovel’s breaches of our contracts. We are also seeking specific performance of our existing contracts as well as reimbursement of all costs and reasonable expenses with respect to the arbitration. The value of the undelivered components under the existing contracts, including the deliveries refused by Sinovel in March 2011, amounts to approximately RMB 4.6 billion (approximately $707 million).
On October 8, 2011, Sinovel filed with the Beijing Arbitration Commission an application under the caption (2011) Jing Zhong An Zi No. 0963, for a counterclaim against us for breach of the same contracts under which we filed our original arbitration claim. Sinovel claims, among other things, that the goods supplied by us do not conform to the standards specified in the contracts and claims damages in the amount of approximately RMB 370 million (approximately $57 million). On October 17, 2011, Sinovel filed with the Beijing Arbitration Commission a request for change of counterclaim to increase its damage claim to approximately RMB 1 billion (approximately $154 million). On December 22, 2011, Sinovel filed with the Beijing Arbitration Commission an additional request for change of counterclaim to increase its damages claim to approximately RMB 1.2 billion (approximately $184 million). On February 27, 2012, Sinovel filed with the Beijing Arbitration Commission an application under the caption (2012) Jing Zhong An Zi No. 0157, against us for breach of the same contracts under which we filed our original arbitration claim. Sinovel claims, among other things, that the goods supplied by us do not conform to the standards specified in the contracts and claims damages in the amount of approximately RMB 105 million (approximately $16 million). We believe that Sinovel’s claims are without merit and we intend to defend these actions vigorously. Since the proceedings in this matter are still in the early technical review phase, we cannot reasonably estimate possible losses or range of losses at this time.
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
We submitted a civil action application to the Beijing Higher People’s Court against Sinovel and certain of its employees for trade secret infringement on September 13, 2011 under the caption (2011) Gao Min Chu Zi No. 4193. The application alleges the defendants’ unauthorized use of portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines as described above with respect to the Copyright Action. We are seeking monetary damages of approximately RMB 2.9 billion (approximately $446 million) for the trade secret infringement as well as reimbursement of all costs and reasonable expenses. The Beijing Higher People’s Court has accepted the case, which was necessary in order for the case to proceed. On December 22, 2011 the Beijing Higher People’s Court transferred the case to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Gao Min Chu Zi No. 4193. On June 7, 2012, we received an Acceptance Notice from the Beijing No.1 Intermediate People’s Court under the caption (2012) Yi Zhong Min Chu Zi No.6833. The Beijing No. 1 Intermediate Court held the first substantive hearing on May 11, 2015.  On June 15, 2015, we submitted a request for the withdrawal of our complaint to the Beijing No. 1 Intermediate Court.  On June 16, 2015, the Beijing No. 1 Intermediate Court granted our request.  We immediately filed a civil action application to the Beijing Intellectual Property Court against the same parties and seeking the same amount of monetary damages for trade secret infringement on June 16, 2015 under the caption (2015) Jin Zhi Min Chu Zi No. 1135.  On January 18, 2016, the Beijing Intellectual Property Court held its first substantive hearing on our trade secret infringement case.  At the hearing, the parties presented evidence, reviewed claims and answered questions from the court.  We are awaiting a decision from the Beijing Intellectual Property Court.
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
There have been no material changes in the nine months ended December 31, 2017 to the risk factors described in Part I, Item IA of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the SEC on May 25, 2017.

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
Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet as of December 31, 2017 and March 31, 2017 (ii) Condensed Statements of Operations and Income for the three and nine months ended December 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended December 31, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2017 and 2016, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SUPERCONDUCTOR CORPORATION

Date:	February 5, 2018	By:	/s/ John W. Kosiba, Jr.
John W. Kosiba, Jr.
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)