Form 10-K
period 2018-03-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2018-06-06
CIK 880807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from              to
Commission file number 000-19672

American Superconductor Corporation (Exact Name of Registrant as Specified in Its Charter)

Delaware	04-2959321
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

114 East Main Street Ayer, Massachusetts	01432
(Address of Principal Executive Offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on September 30, 2017, based on the closing price of the shares of Common Stock on the Nasdaq Global Select Market on that date ($4.54 per share) was $92.3 million.
Number of shares outstanding of the registrant’s Common Stock, as of June 1, 2018 was 20,978,113.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the annual meeting of stockholders scheduled to be held on July 27, 2018, to be filed with the Securities and Exchange Commission (the “SEC”), are incorporated by reference in answer to Part III of this Form 10-K.

AMERICAN SUPERCONDUCTOR CORPORATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Annual Report that relate to future events or conditions, including without limitation, the statements in Part I, “Item 1A. Risk Factors” and in Part II under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects, our addressable markets, capabilities and potential uses of our products, or our prospective results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain. There are a number of important factors that could materially impact the value of our common stock or cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include the important factors discussed under the caption “Risk Factors” in Part 1. Item 1A of this Form 10-K for the fiscal year ended March 31, 2018, which among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Any such forward-looking statements represent management’s estimates as of the date of this Annual Report on Form 10-K. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

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
Our wind and power grid solutions help to improve energy efficiency, alleviate power grid capacity constraints and increase the adoption of renewable energy generation. Demand for our solutions is driven by the growing needs for renewable sources of electricity, such as wind and solar energy, and for modernized smart grids that improve power reliability, security, and quality. Concerns about these factors have led to increased spending by corporations as well as supportive government regulations and initiatives on local, state and national levels, including renewable portfolio standards, tax incentives, and international treaties. We estimate that today’s total annual addressable global market for our wind and grid solutions exceeds $6.0 billion.
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

•
Grid. Through our Gridtec Solutions™, our Grid business segment enables electric utilities and renewable energy project developers to connect, transmit and distribute power with exceptional efficiency, reliability, security and affordability. We provide planning services that allow us to identify power grid congestion, poor power quality, and other risks, which help us determine how our solutions can improve network performance. These services often lead to sales of our grid interconnection solutions for wind farms and solar power plants, power quality systems and transmission and distribution cable systems.  We also sell ship protection products to the U.S. Navy.

Financial information about our segments can be found in Note 18, “Business Segments” of the notes to consolidated financial statements included herein.
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

•
Unique Solutions for the Wind and Grid Markets. We believe we provide wind turbine manufacturers with a unique and integrated approach of wind turbine design and engineering, customer support services and power electronics and control systems. We also believe we are the only company in the world that is able to provide transmission planning services, grid interconnection and voltage control systems as well as superconductor-based transmission and distribution systems for power grid operators. This unique scope of supply provides us with greater insight into our customers’ evolving needs and greater cross-selling opportunities.

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

•
Scalable, Low-Cost Manufacturing Platform. Our manufacturing of proprietary wind turbine electrical control systems and power electronics products are primarily assembly operations with minimal fixed costs. We can increase the production of these products at costs that we believe are low relative to our competitors. Our proprietary manufacturing technique for Amperium superconductor wire is modular in nature, which allows us to expand manufacturing capacity at a relatively low incremental cost.

•
Robust Patent Position and Engineering Expertise. As of March 31, 2018, we owned more than 380 patents and patent applications worldwide (including international counterparts to U.S. patents), and had rights through exclusive and non-exclusive licenses to approximately 115 additional patents and patent applications worldwide. We believe our technology and manufacturing knowledge base, customer and product expertise and patent portfolio provide a strong competitive position.

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

•
Pursue Emerging Overseas Markets and Serve Key Markets Locally. We focus our sales efforts on overseas markets that are investing aggressively in renewable energy and power grid projects. As part of our strategy, we serve our key target markets with local sales and field service personnel, which enables us to understand market dynamics and more effectively anticipate customer needs while also reducing response time. We currently serve target markets such as Australia, China, India, South Africa, United Kingdom, and the United States.

•
Product Innovation. We have a strong record of developing unique solutions for megawatt-scale power applications and will continue our focus on investing in innovation. Recently, our product development efforts have included our Resilient Electric Grid (“REG”) system for the electricity grid, ship protection systems for the U.S. Navy, and D-VAR Volt Var Optimization (“VVO”).

Market opportunities
We provide solutions that address three key drivers of our business:

•	the evolving electric grid;

•	the electrification of the Naval fleet; and

•	the global demand for renewable energy.
Wind market overview
According to GlobalData, a research firm, approximately 52 Gigawatts ("GW") of wind generation capacity were added worldwide in 2017, as compared to 55 GW in 2016.  GlobalData anticipates that more than 53 GW of additional capacity will be added in 2018.
According to GlobalData, annual wind installations in India for calendar 2017 were 1.8 GW and for calendar 2018 are estimated to be 2.9 GW.
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

•
Electrical Control Systems. We provide full electrical control systems (“ECS”) or a subset of those systems (“core electrical components”) to manufacturers of wind turbines designed by us. Our ECS regulate voltage, control power flows and maximize wind turbine efficiency, among other functions. To date, we have shipped enough core electrical components and complete ECS to power over 16,000 Megawatts (“MW”) of wind power. We believe our ECS represent approximately 5-10% of a wind turbine’s bill of materials. We believe that the annual total addressable market for ECS is approximately $3.5 billion of which the annual addressable market in India is expected to approach $400 million.

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
Grid market overview
It is widely believed that the electricity grid in the U.S. is in need of modernization through a technology upgrade if it is to maintain reliability and adapt to the changing market needs.  In fact, a report written by The White House in 2013 and titled, “Economic Benefits of Increasing Electric Grid Resilience to Weather Outages” found that economic damage from weather-related power outages averaged between $18 and $33 billion per year between 2003 and 2012 – and went as high as $75 billion in 2008 and $52 billion in 2012, as a result of damage caused by Hurricanes Ike and Sandy, respectively.  Furthermore, the electric grid is also vulnerable to equipment failure, acts of terror, and threats to cyber security.  Recent events and the dependence on the safety, security, and economy of the electricity grid have prompted broad recognition worldwide of the need to modernize and enhance the reliability and security of power grids.
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
Our solutions for the grid market
We address these challenges in the grid market by providing services and solutions designed to increase the power grid’s capacity, reliability, security and efficiency.  We also provide advanced ship protection equipment for the U.S Navy in this segment as each Navy ship can be thought of as having its own power grid.  Our solutions include:

•
Superconductor Wire and Applications. Conventional conductors of electricity, such as aluminum and copper wire, lose energy due to resistance. Using a compound of yttrium barium copper oxide (“YBCO”), we manufacture and provide high-temperature superconductor (“HTS”) wire that can conduct many times more electricity than conventional conductors with minimal power loss. We have developed full system solutions that we sell and expect to continue to sell directly to customers.  This business model leverages our applications expertise, drives value beyond the wire and enables us to recognize revenue and take ownership over the marketing and sales of the full systems.  These systems include:

o
Resilient Electric Grid ("REG") Systems. Our REG system has two primary applications that increase the reliability and the capacity of the urban infrastructure.  For applications focused on reliability improvement, the REG cable is best used in a “ring” or “loop” configuration to interconnect nearby urban substations.  This enables urban utilities to share transmission connections and excess station capacity, while controlling the high fault currents that naturally result from such interconnections, providing protection against the adverse effects that follow the loss of critical substation facilities in urban areas. We believe a utility installing our REG system could double its reliability (e.g. N-1 to N-2, or greater) by networking substations, which is a solution utilities would generally not consider when using conventional technology due to the disruptive nature and economic disadvantages of conventional technology in urban settings. For applications focused on capacity improvement, the REG cable can be used in a “branch” configuration. In this application, the REG cable connects an existing large urban substation with a new, much smaller, and more simplified substation within the city at a lower cost. The smaller urban substation does not need large power transformers and takes up much less space, thereby significantly reducing real estate, construction, and other related costs in the urban area. The key component to the REG system is a breakthrough cable system that combines very high power handling capacity with fault current limiting characteristics, features that are attributable to our proprietary HTS wire, which we believe allows leaking, aged oil-cooled cables to be replaced with environmentally benign, nitrogen cooled cables. Assuming all urban substations in major cities in the U.S. could be connected with our REG system, we believe the total annual addressable market is approximately $1.0 billion to $2.0 billion.

o
Ship Protection Systems.  The primary focus of our ship protection systems (“SPS”) has been degaussing systems. These systems reduce a naval ship’s magnetic signature, making it much more difficult for a mine to detect and damage a ship.  Traditionally made of heavy copper wire, degaussing is required on all U.S. Navy combat ships.  Our HTS advanced degaussing system is lightweight, compact, and often outperforms its conventional counterpart.  This HTS system is estimated to enable a 50 to 80 percent reduction in total degaussing system weight, offering significant potential for fuel savings or options to add different payloads. The core components of a degaussing system are transferable to other applications being targeted for ship implementation. We are also continuing to work on expanding HTS technology into the fleet through a variety of applications for power, propulsion, and protection equipment. Our SPS has been designed into the San Antonio class of amphibious assault vessels. We are also seeking opportunities to propagate SPS throughout the surface fleet, creating a relatively long-term revenue steam. We estimate that the total addressable market for HTS-based, ship protection systems for the marine market to be between $70.0 million and $120.0 million per year between the years 2020 and 2025.

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

o
D-VAR® Systems. The power that flows through AC networks comprises both real power, measured in watts, and reactive power, measured in Volt Amp Reactive (“VARs”). In simple terms, reactive power is required to support voltage in the power network. D-VAR systems can provide the reactive power needed to stabilize voltage on the grid.  These systems also can be used to connect wind farms and solar power plants to the power grid seamlessly as well as to protect certain industrial facilities against voltage swells and sags. We estimate the annual addressable market for FACTS systems such as D-VAR (excluding D-VAR VVO "VVO") to be approximately $600 million.

o
D-VAR® VVO. We believe D-VAR VVO will allow us to enter the market for products to serve the distribution power grid. VVO is designed to be a direct-connect 15 kilovolt class power quality system for a utility's distribution network to optimally control voltage as distribution networks are increasingly impacted by distributed generation, such as roof top and community solar. We believe VVO has the potential to save utilities time and money by avoiding costly options to increase the reliability and resiliency of the distribution grid and to allow utilities to build a "plug 'n play" network to serve the demands of modern energy consumers. The intended target markets of VVO are electric distribution grids incorporating distributed generation, including where utility grid modernization attributes such as the following are applicable: mandated efficiency upgrades, mass adoption of rooftop solar, community solar, utility-owned micro-girds, variable load conditions on the distribution grid and voltage regulations alternatives. AMSC estimates the annual addressable market for VVO to be approximately $600 million.

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

Core Technologies
Superconductors
Our second generation (“2G”) HTS wire technology helps us address the smart grid infrastructure market opportunity by providing components and solutions designed to increase the power grid’s capacity, reliability, security and efficiency. Our wire, known as Amperium wire, conducts electricity with zero resistance below about -297 degrees Fahrenheit. Additionally, our 2G wire has the ability to switch to a resistive state whenever a fault current exceeds a predetermined value.  This characteristic is a key enabler to our REG system. The technology can be used in many applications including electricity transmission cables, superconducting generators and degaussing systems for naval vessels. Superconductor power cables, which are a class of high-capacity, environmentally-benign, and easy-to-install transmission and distribution cables, address power grid capacity issues by increasing the thermal limit of existing or new corridors.  Superconductor power cables are cylindrically shaped systems consisting of HTS wires (which conduct electricity) surrounded by electrical insulation encased in a metal or polymeric jacket.
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

Research and Development
Our research and development expenses were $11.6 million, $12.5 million and $12.3 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.
Customers
We have designed wind turbines for, or licensed wind turbine designs to, more than 10 wind turbine manufacturing customers including Inox Wind Limited ("Inox") in India. We have also served over 100 customers in the grid market since our inception, including American Electric Power, Long Island Power Authority, Bonneville Power Administration, M.A. Mortensen Company, Florida Power & Light, and Renewable Energy Systems, LLC in the United States, EDF Group in France, Korean Electric Power Corporation in Korea, SSE plc in the United Kingdom, Consolidated Power Projects (Pty) Ltd in South Africa, and Ergon Energy in Australia. We serve customers globally through a localized sales and field service presence in our core target markets. Additionally, our sales personnel in the United States are supported by manufacturers' sales representatives.
Facilities and Manufacturing
Our primary facilities and their primary functions are as follows:

•	Ayer, Massachusetts — Corporate headquarters, superconductors research, development and manufacturing, FACTS product engineering and manufacturing

•	Pewaukee, Wisconsin — Power electronics and controls research and development

•	Klagenfurt, Austria — Wind turbine engineering

•	Timisoara, Romania — Electrical Control System and PowerModule power converter manufacturing
Our global footprint also includes sales and/or field service offices in Australia, China, Germany, India, and the United Kingdom.
The principal raw materials used in the manufacture of the Company’s products are nickel, silver, yttruim, copper, brass, and stainless steel. Major components are insulated gate bi-polar transistors (IGBTs), heatsinks, inductors, enclosures, transformers, and printed circuit boards. Most of these raw materials are available from multiple sources in the United States and world markets. Generally, the Company believes that adequate alternative sources are available for the majority of its key raw material and purchased component needs, however, the Company is dependent on a single or limited number of suppliers for certain materials or components.
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
In fiscal 2017, 2016 and 2015, Inox accounted for 27%, 59% and 62% of our total revenues, respectively, and no other customer accounted for more than 10% of our total revenues in each of those fiscal years.
The portion of total revenue recognized from customers located outside the United States was 64%, 78% and 85% for fiscal 2017, 2016 and 2015, respectively. Of the revenue recognized from customers outside the United States, we recognized 42%, 75% and 73% from customers in India for fiscal 2017, 2016 and 2015, respectively. For additional financial information, see the notes to consolidated financial statements included herein, including Note 18, “Business Segments”.

Our foreign operations, particularly our operations in India and other emerging markets, expose us to a variety of risks.  For a discussion of additional risks associated with our foreign operations, see Item 1A, “Risk Factors – We have operations in, and that depend on sales in, emerging markets, including India, and global conditions could negatively affect our operating results or limit our ability to expand our operations outside of these markets.  Changes in India’s political, social, regulatory and economic environment may affect our financial performance.”
Backlog
We had backlog at March 31, 2018 of approximately $43.6 million considering the most updated information known as of the date of this filing, from government and commercial customers, compared to $65.6 million at March 31, 2017. Current backlog represents the value of contracts and purchase orders received for which delivery is expected during the next twelve months based on contractually agreed-upon terms.  The year-over-year decrease in backlog is driven by lower backlog in the Wind business unit.  See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, for further discussion of the strategic agreements entered into with Inox.
Competition
We face competition in various aspects of our technology and product development. We believe that competitive performance in the marketplace depends upon several factors, including technical innovation, range of products and services, product quality and reliability, customer service and technical support.
Wind
We face competition from companies offering power electronic converters for use in applications for which we expect to sell our PowerModule products. These companies include ABB, Hopewind, Semikron, Vacon, and Xantrex (a subsidiary of Schneider Electric).
We face competition from companies offering various types of wind turbine electrical system components, which include ABB, Ingeteam, Mita-Teknik, and Woodward. We also face indirect competition in the wind energy market from global manufacturers of wind turbines, such as Gamesa, General Electric, Suzlon, and Vestas.
We face competition for the supply of wind turbine engineering design services from design engineering firms such as Aerodyn.
Grid
We face competition from other companies offering FACTS systems similar to our D-VAR products. These include static var compensators (“SVCs”) from ABB, General Electric, AREVA, Mitsubishi Electric, and Siemens; adaptive VAR compensators and STATCOMs produced by ABB and Siemens; Dynamic voltage restorers (“DVRs”) produced by companies such as ABB; and flywheels and battery-based uninterruptable power supply (“UPS”) systems offered by various companies around the world.
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
We believe we are currently the only company that can offer HTS-based SPS products that have been fully qualified for use aboard U.S. Navy surface combatants.  Therefore, the primary competition for our SPS products is currently coming from defense contractors that provide the copper-based systems that our lighter, more efficient HTS versions have been developed to replace.  Companies such as L3, Excelis, Raytheon, and Textron have the bulk of the copper-based business today.  However, over time, as the HTS-based SPS proliferate to the fleet, companies that have the capability to manufacture and/or package HTS wire into robust, turn-key systems will likely attempt to duplicate our products, and thus additional competition is expected from more traditional HTS competitors such as those listed above.

Many of our competitors have substantially greater financial resources, research and development, manufacturing and marketing capabilities than we do. In addition, as our target markets develop, other large industrial companies may enter these fields and compete with us.
Patents, licenses and trade secrets
Patent Background
An important part of our business strategy is to develop a strong worldwide patent position in all of our technology areas. Our intellectual property (“IP”) portfolio includes both patents we own and patents we license from others. We devote substantial resources to building a strong patent position. As of March 31, 2018, we owned (either solely or jointly) 90 U.S. patents and had 9 U.S. patent applications on file. We also hold licenses from third parties covering more than 40 issued U.S. patents and patent applications. Together with the international counterparts of each of these patents and patent applications, we own over 380 patents and patent applications worldwide, and have rights through exclusive and non-exclusive licenses to approximately 115 additional patents and patent applications. We believe that our current patent position, together with our ability to obtain licenses from other parties to the extent necessary, will provide us with sufficient proprietary rights to develop and sell our products. However, for the reasons described below, we cannot assure you that this will be the case.
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
Wind and Grid Patents
We have received patents and filed a significant number of additional patent applications on power quality and reliability systems, including our D-VAR products. Our products are covered by almost 60 patents and patents pending worldwide on both our systems and power converter products. The patents and applications focus on inventions that significantly improve product performance and reduce product costs, thereby providing a competitive advantage. One invention of note allows for a reduction in the number of power inverters required in the system by optimally running the inverters in overload mode, thereby significantly reducing overall system costs. Another important invention uses inverters to offset transients due to capacitor bank switching, which provides improved system performance.
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
HTS Patents
Since the discovery of high temperature superconductors in 1986, rapid technical advances have characterized the HTS industry, which in turn have resulted in a large number of patents, including overlapping patents, relating to superconductivity. As a result, the patent situation in the field of HTS technology and products is unusually complex. We have obtained licenses to patents and patent applications covering some HTS materials. We currently have non-exclusive rights to a fundamental U.S. patent (U.S. 8,060,169 B1) covering 2G and similar HTS wire and applications and may elect in the future to allow our rights under this license to lapse. However, we may have to obtain additional licenses to HTS materials and, upon expiration of U.S. 8,060,169, to the materials covered by such patent.
We are focusing on the production of our Amperium wire, and we intend to continue to maintain a leadership position in 2G HTS wire through a combination of patents, licenses and proprietary expertise. In addition to our owned patents and patent applications in 2G HTS wire, we have obtained licenses from (i) MIT for the MOD process we use to deposit the YBCO layer, and (ii) Alcatel-Lucent on the YBCO material. During fiscal 2015, we entered into a Joint Development Agreement (“JDA”) and licensed certain of our HTS manufacturing process technology to BASF.  Under the JDA, we agreed with BASF to develop a new solutions-based deposition technology for the interface layers of our Amperium wire.  Should this development effort be successful, any newly developed intellectual property as a result of the JDA will be owned by BASF, but we will have the right to incorporate this new technology into our manufacturing process on a royalty-free basis.  Alternatively, we could purchase HTS wire directly from BASF should they decide to manufacture and sell HTS wire.  If alternative processes become more promising in the future, we also expect to seek to develop a proprietary position in these alternative processes.
We have more than 243 patents and patents pending covering applications of HTS wire, such as HTS fault current limiting technology including our fault current limiting cable, HTS rotating machines and ship protection systems. Since the superconductor rotating machine and the fault current limiting cable applications are relatively new, we are building a particularly strong patent position in these areas. At present, we believe we have the world’s broadest and most fundamental patent position in superconductor rotating machines technology. We have also filed a series of patents on our concept for our proprietary fault current limiting technology. However, there can be no assurance that that these patents will be sufficient to assure our freedom of action in these fields without further licensing from others. See Part I, Item 1A, “Risk Factors,” for more information regarding the status of the commercialization of our Amperium wire products.
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
Employees
As of March 31, 2018, we employed 247 persons. None of our employees is represented by a labor union.
In April 2017, we announced that our board of directors had approved a plan to reduce our global workforce by approximately 8%, effective April 4, 2017. The majority of the affected employees were located at our Massachusetts office location. The purpose of the workforce reduction was to reduce operating expenses to better align with our current revenues.
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
Executive officers of the registrant
The table and biographical summaries set forth below contain information with respect to our executive officers as of the date of this filing:

Name	Age	Position
Daniel P. McGahn	46	President, Chief Executive Officer and Director
John W. Kosiba, Jr.	45	Senior Vice President, Chief Financial Officer and Treasurer
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
We have recorded net losses in each of the last three fiscal years, including a net loss of $32.8 million for the fiscal year ended March 31, 2018, and it is unlikely that we will be profitable in fiscal 2018. We cannot be certain that we will regain profitability in the future.
There is currently substantial uncertainty in our business, which makes it difficult to evaluate our business and future prospects. In addition, our operating results historically have been difficult to predict and have at times fluctuated from quarter to quarter due to a variety of factors, many of which are outside of our control. As a result of all of these factors, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. In addition, we have in the past, and may continue to, provide public guidance on our expected operating and financial results for future periods. Such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this Annual Report and in our other public filings and statements. Our actual results may not always be in line with or exceed the guidance we have provided. If our revenue or operating results fall below the expectations of investors or any securities analysts that follow our company in any period or we do not meet our guidance, the trading price of our common stock would likely decline.
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
As of March 31, 2018, we had approximately $34.2 million of cash, cash equivalents, and restricted cash, and during the fiscal year ended March 31, 2018, we used $24.8 million in cash for our operating activities. We have experienced substantial net losses, including a net loss of $32.8 million for the fiscal year ended March 31, 2018. From April 1, 2011 through the date of this Annual Report, our various restructuring activities have resulted in a substantial reduction of our global workforce, including our announcement in April 2017 that we were reducing our global workforce by approximately 8%. We plan to continue to closely monitor our expenses and, if required, will further reduce operating costs and capital spending to enhance liquidity.
Our liquidity is highly dependent on our ability to profitably grow our revenues, control our operating costs, and secure additional financing, if required.  We may require additional capital to conduct our business and adequately respond to future business challenges or opportunities, including, but not limited to, the need to develop new products or enhance existing products, maintain or expand research and development projects, collateralize performance bonds or letters of credit, and the need to build inventory or to invest other cash to support business growth.  In order to raise additional capital, we may offer shares of our common stock or other securities convertible into or exchangeable for our common stock. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of each of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders.
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
Currency exchange rate fluctuations could have an adverse effect on our revenues and results of operations, and we could experience losses with respect to hedging activities. In fiscal 2017, 64% of our revenues were recognized from sales outside of the United States. In addition, approximately 37% of our revenues in fiscal 2017 were derived under sales contracts where prices were denominated in the Euro.  Unfavorable currency fluctuations could require us to increase prices to foreign customers, which could result in a lesser number of orders, and therefore lower revenues, from such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be adversely affected. In addition, most sales made by our foreign subsidiaries are denominated in the currency of the country in which these products are sold, and the currency they receive in payment for such sales could be less valuable at the time of receipt as a result of exchange rate fluctuations. However, we cannot be certain that our efforts will be adequate to protect us against significant currency fluctuations or that such efforts will not expose us to additional exchange rate risks.
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
If we are unable to maintain effective internal controls, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations or comply with the requirements of the SEC or the Sarbanes-Oxley Act of 2002, which could result in the imposition of sanctions, including the inability of registered broker dealers to make a market in our common stock, or an investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or to comply with legal and regulatory requirements or by our disclosure of an accounting, reporting or control issue could adversely affect the trading price of our securities and our business. Significant deficiencies or material weaknesses in our internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain.
Risks Related to Our Operations
A significant portion of our revenues are derived from a single customer. If this customer’s business is negatively affected, it will adversely impact our business.
Our largest customer is Inox in India.  Inox accounted for 27% of our total revenues during the fiscal year ended March 31, 2018, 59% of our revenues during the fiscal year ended March 31, 2017, and 62% of our total revenues during the fiscal year ended March 31, 2016. Revenues from Inox are supported by a supply contract to purchase, and a license to make, use and supply, wind turbine ECS.  It is the Company's understanding that certain states in India have been seeking to re-negotiate recent power purchase agreements, including feed-in tariffs that are currently higher than the tariff resulting from the nation’s first wind power auction in February 2017. This has resulted in delays, working capital constraints and uncertainty for some wind energy projects in India and has negatively affected shipments of ECS by us to Inox, resulting in lower than expected revenue in the fiscal years ended March 31, 2018 and 2017. If Inox cancels or continues not to fully perform under the supply contract or discontinues future purchases from us under the supply contract, we would likely be unable to replace the related revenues. Any of the foregoing actions would have a material adverse impact on our business, operating results and financial position.
Our financial condition may have an adverse effect on our customer and supplier relationships.
Our relationships with our customers and suppliers are predicated on the belief that we will continue to operate. Our customers, particularly in the utility industry, are generally risk averse and may not enter into sales contracts with us if there is uncertainty regarding our ability to support working capital needs of large scale projects. This has had, and may continue to have, an adverse effect on our ability to grow our revenues. In addition, current and future suppliers may be less likely to grant us credit, resulting in a negative impact on our working capital and cash flows.
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
All of our U.S. government contracts can be terminated by the U.S. government for its convenience, including our contract with the Department of Homeland Security (“DHS”) to deploy our REG system in Commonwealth Edison Company’s (“ComEd”) electric grid in Chicago, Illinois (“Project REG”).  Moving to the manufacturing and construction stage of Project REG is dependent upon both DHS and ComEd agreeing to proceed following the successful completion of a detailed deployment plan. We can provide no assurance that DHS and ComEd will agree to proceed with the project.  Termination-for-convenience provisions typically provide only for our recovery of costs incurred or committed, and for settlement of expenses and profit on work completed prior to termination. In addition to the right of the U.S. government to terminate its contracts with us, U.S. government contracts are conditioned upon the continuing approval by the U.S. Congress of the necessary spending to honor such contracts. Congress often appropriates funds for a program on a fiscal year basis even though contract performance may take more than one year. Consequently, at the beginning of many major governmental programs, contracts often may not be fully funded, and additional monies are then committed to the contract only if, as and when appropriations are made by the U.S. Congress for future fiscal years.
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
Lower prices for other fuel sources may reduce the demand for wind energy development, which could have a material adverse effect on our ability to grow our Wind business.
The wind energy market is affected by the price and availability of other fuels, including nuclear, coal, natural gas and oil, as well as other sources of renewable energy. To the extent renewable energy, particularly wind energy, becomes less cost-competitive due to reduced government targets, increases in the cost of wind energy, as a result of new regulations, and incentives that favor alternative renewable energy, cheaper alternatives or otherwise, demand for wind energy and other forms of renewable energy could decrease. Slow growth or a long-term reduction in the demand for renewable energy could have a material adverse effect on our ability to grow our Wind business.
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
Over the past several years, we have substantially reduced our global workforce in order to lower expenses, reorganize our global operations, and streamline various functions of the business, to match the demand for our products. In fiscal 2017, we reduced our global workforce by approximately 8%. Ongoing employee retention is challenging following these reductions in workforce and organizational changes since we also must continue to motivate employees and keep them focused on our strategies and goals. Losing the services of any of our executive officers or key employees could materially and adversely impact our business.
Failure to successfully execute the move from our former Devens, Massachusetts manufacturing facility or achieve expected savings following any move could adversely impact our financial performance.
As part of our effort to increase manufacturing efficiency, we are in the process of moving from our former manufacturing facility located in Devens, Massachusetts to our smaller-scale leased facility located in Ayer, Massachusetts. If the move is successful, we expect that our Grid products, including D-VAR® systems, VVO products, HTS wire, and ship protection system products will be produced exclusively at the new facility. Moving production to a different plant involves various risks, including the inability to commence manufacturing within the cost and timeframe estimated, damage to equipment, inability to produce a high quality product, shipping delays, and the inability to hire and to retain a sufficient number of qualified personnel. Failure to successfully implement the move of our Devens, Massachusetts facility due to these and other unforeseen risks could adversely affect our ability to meet customer demand for Grid products and could increase the cost of production versus projections, both of which could adversely impact our operating and financial results.
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
We rely upon the capacity, reliability, and security of our information technology hardware and software infrastructure and our ability to expand and update this infrastructure in response to our changing needs. Any failure to manage, expand, and update our information technology infrastructure or any failure in the operation of this infrastructure could harm our business. In addition, the costs associated with updating and securing our information technology infrastructure are likely to increase as such security measures become more complex, which may harm our operating results and financial condition.
Despite our implementation of security measures, our systems are vulnerable to damages from computer viruses, natural disasters, unauthorized access and other similar disruptions. Our business is also subject to break-ins, sabotage, and intentional acts of vandalism by third parties as well as employees. Our business activities in China may increase our risks to such breaches. For example, a former employee of our Austrian subsidiary pled guilty in September 2011 to charges of economic espionage and fraudulent manipulation of data. The evidence presented during the trial showed that this former employee was contracted by our former customer, Sinovel Wind Group, or Sinovel, through an intermediary while employed by us and improperly obtained and transferred to Sinovel portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines. Moreover, the evidence shows that this former employee illegally used source code to develop, for Sinovel, a software modification to circumvent the encryption and remove technical protection measures on the PM3000 power converters in 1.5MW wind turbines in the field. Any system failure, accident, or security breach could result in disruptions to our operations. To the extent that any disruption or security breach results in a loss or damage to our data, or inappropriate disclosure of confidential information, it could harm our reputation, result in substantial remediation costs, lead to lost revenues and litigation, increase our insurance premiums and have other adverse effects on our business.
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
Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. Our business strategy envisions several initiatives, including driving revenue growth and enhancing operating results by increasing customer adoption of our products by targeting high-growth segments with commercial and system-level products. We may not be able to implement our business strategy successfully or achieve the anticipated benefits of our business plan. If we are unable to do so, our long-term growth and profitability may be adversely affected. Even if we are able to implement some or all of the initiatives of our business plan successfully, our operating results may not improve to the extent we anticipate, or at all. In addition, to the extent we have misjudged the nature and extent of industry trends or our competition, we may have difficulty in achieving our strategic objectives. Any failure to implement our business strategy successfully may adversely affect our business, financial condition and results of operations. In addition, we may decide to alter or discontinue certain aspects of our business strategy at any time.
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

Consistent with customary practice in our industry, we guarantee our products and/or services to be free from defects in material and workmanship under normal use and service. We generally provide a one- to three-year warranty on our products, commencing upon installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. The possibility of future product failures or issues related to services we provided could cause us to incur substantial expenses to repair or replace defective products or re-perform such services potentially in excess of our reserves. Furthermore, widespread product failures may damage our market reputation and reduce our market share and cause sales to decline.
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
To date, we have had limited success marketing and selling our superconductor products and system-level solutions. Once our products and solutions are ready for widespread commercial use, we will have to develop a marketing and sales organization that will effectively demonstrate the advantages of our products over more traditional products, competing superconductor products and other technologies. We may not be successful in our efforts to market this technology and we may not be able to establish an effective sales and distribution organization.
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
Achieving the benefits of any acquisition involves additional risks, including:

•	difficulty assimilating acquired operations, technologies and personnel;

•	inability to retain management and other key personnel of the acquired business;

•	changes in management or other key personnel that may harm relationships with the acquired business’s customers and employees;

•	unforeseen liabilities of the acquired business;

•	diversion of management’s and employees’ attention from other business matters as a result of the integration process;

•	mistaken assumptions about volumes, revenue and costs associated with the acquired business, including synergies;

•	limitations on rights to indemnity from the seller;

•	mistaken assumptions about the overall costs of equity or debt used to finance the acquisition; and

•	unforeseen difficulties operating in new product areas, with new customers, or in new geographic areas.

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
At present, the cost of wind energy exceeds the cost of conventional power generation in many locations around the world. Various governments have used different policy initiatives to encourage or accelerate the development and adoption of wind energy and other renewable energy sources. Renewable energy policies are in place in the European Union, certain countries in Asia, including India, China, Japan and South Korea, and many of the states in Australia and the United States. Examples of government sponsored financial incentives include capital cost rebates, feed-in tariffs, tax credits, net metering and other incentives to end-users, distributors, system integrators and manufacturers of wind energy products to promote the use of wind energy and to reduce dependency on other forms of energy. In the United States, various legislation and regulations designed to support the growth of wind energy have been implemented or proposed by the federal government, such as the Production Tax Credit for Renewable Energy (PTC) and the Clean Power Plan. Governments, including the U.S. government, may decide to reduce or eliminate these economic incentives, or curtail legislative programs supportive of wind energy technologies for political, financial or other reasons. Any reductions in, or eliminations of, government subsidies, economic incentives or favorable legislative programs before the wind energy industry reaches a sufficient scale to be cost-effective in a non-subsidized marketplace could reduce demand for our products and adversely affect our business prospects and results of operations.
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
The markets for our products are intensely competitive and many of our competitors have substantially greater financial resources, and research and development, manufacturing and marketing capabilities than we do. In addition, as our target markets develop, other large industrial companies may enter these fields and compete with us.
Our Wind business faces competition for the supply of wind turbine engineering design services from design engineering firms such as Aerodyn.
Our Wind business also faces competition from companies offering power electronic converters for use in applications for which we expect to sell our PowerModule products. These companies include ABB, Hopewind, Semikron, Vacon and Xantrex (a subsidiary of Schneider Electric).
Finally, our Wind business faces competition from companies offering wind turbine electrical system components, including ABB, Ingeteam, Mita-Teknik, and Woodward. We also face indirect competition in the wind energy market from global manufacturers of wind energy systems, such as Gamesa, General Electric, Suzlon and Vestas.
Our Grid business faces competition from companies offering FACTS systems similar to our D-VAR products. These include SVCs from ABB, General Electric, AREVA, Mitsubishi Electric and Siemens; adaptive VAR compensators and STATCOMs produced by ABB and Siemens; dynamic voltage restorers produced by companies such as ABB; and flywheels and battery-based UPS systems offered by various companies around the world.
Our Grid business also faces competition both from suppliers of traditional wires made from materials such as copper and from companies who are developing HTS wires.
Finally, our Grid business faces competition for our Amperium wire from a number of companies in the United States and abroad that are developing 2G HTS wire technology. These include Superconductor Technologies and Superpower (a subsidiary of Furukawa) in the United States; Fujikura, and Sumitomo in Japan; SuNAM in South Korea; BASF in Europe; Innova and Shanghai Creative Superconductor in China; and SuperOx in Russia.  With our HTS-based REG product, we are offering a new approach that provides alternatives to utilities for power system design.  Therefore, we believe that we compete with traditional approaches such as new full-sized substations, overhead and underground transmission, and urban power transformers.
We believe we are currently the only company that can offer HTS-based SPS products that have been fully qualified for use aboard U.S. Navy surface combatants.  Therefore, the primary competition for our SPS products is currently coming from defense contractors that provide the copper-based systems that our lighter, more efficient HTS versions have been developed to replace.  Companies such as L3, Excelis, Raytheon and Textron have the bulk of the copper-based business today.  However, over time, as the HTS-based SPS products proliferate to the fleet, companies that have the capability to manufacture and/or package HTS wire into robust, turn-key systems will most likely attempt to duplicate our products and thus additional competition is expected from more traditional 2G HTS wire competitors such as those listed above.
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
In recent years, a substantial majority of our consolidated revenues were recognized from customers outside of the United States. For example, 64% of our revenues in fiscal 2017 and 78% of our revenues in fiscal 2016 were recognized from sales outside the United States.  Our international operations are subject to a variety of risks that we do not face in the United States, including:

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
In addition, the new U.S. presidential administration has withdrawn the United States from the Trans-Pacific Partnership trade agreement, is renegotiating the North American Free Trade Agreement, has imposed increased tariffs on the importation of certain products, and has made various comments suggesting the possible re-negotiation of or withdrawal from other trade agreements and the potential imposition of new import barriers. We cannot predict whether the United States or any other country will impose new quotas, tariffs, taxes or other trade barriers upon the importation or exportation of our products or gauge the effect that new barriers would have on our financial position or results of operations.
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
We own or have licensing rights under many patents and pending patent applications. However, the patents that we own or license may not provide us with meaningful protection of our technologies and may not prevent our competitors from using similar technologies for a variety of reasons, such as:

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
On September 13, 2011, we filed a claim for arbitration against Sinovel in Beijing, China to compel Sinovel to pay us for past product shipments and to accept all contracted but not yet delivered core electrical components and spare parts under all existing contracts with us. In addition, we have filed civil complaints in China against Sinovel alleging the illegal use of our intellectual property. Sinovel has filed counterclaims against us with the Beijing Arbitration Commission for breach of the same contracts under which we filed our original arbitration claim. Sinovel claims, among other things, that the goods supplied by us do not conform to the standards specified in the contracts and has claimed net damages in the amount of approximately 1.2 billion Chinese yuan (“RMB”) (approximately $191 million). Sinovel also filed a claim with the Beijing Arbitration Commission against us for breach of the same contracts under which we filed our original arbitration claim. Sinovel claimed, among other things, that the goods supplied by us do not conform to the standards specified in the contracts and claimed damages in the amount of approximately RMB 105.0 million (approximately $17 million). As the legal proceedings continue, we and Sinovel may identify additional amounts in dispute. We cannot provide any assurance as to the outcome of these legal actions or that, if we prevail, we ultimately will be able to collect any amounts awarded. Moreover, these legal proceedings could result in the incurrence of significant legal and related expenses, which may not be recoverable depending on the outcome of the litigation. An award by the arbitration panel or court in favor of Sinovel and/or the incurrence of significant legal fees that are not recoverable could adversely impact our operating results. For more information about these legal proceedings, see Part I, Item 3, “Legal Proceedings.”
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
Our corporate headquarters and Grid manufacturing operations are located in a leased 88,000-square-foot facility in Ayer, Massachusetts. Our Wind manufacturing operations are located in a leased 62,000-square-foot facility in Timisoara, Romania.
We also occupy leased facilities located in Australia, Klagenfurt, Austria; China; India; Pewaukee, Suzhou, Wisconsin; and the United Kingdom with a combined total of approximately 63,000 square feet of space. These leases have varying expiration dates through November 2022 which can generally be terminated at our request after a six month advance notice. These locations focus primarily on applications engineering, sales and/or field service and do not have significant leases or physical presence. We believe all of these facilities are well-maintained and suitable for their intended uses.
The following table summarizes information regarding our significant leased properties, as of March 31, 2018:

Location	Supporting	Square footage	Owned/Leased
United States
Ayer, Massachusetts	Corporate & Grid Segment	88,000	Leased
Romania
Timisoara	Wind Segment	62,000	Leased

Item 3.	LEGAL PROCEEDINGS
On September 13, 2011, we commenced a series of legal actions in China against Sinovel. Our Chinese subsidiary, Suzhou AMSC Superconductor Co. Ltd., filed a claim for arbitration with the Beijing Arbitration Commission in accordance with the terms of our supply contracts with Sinovel. The case is captioned (2011) Jing Zhong An Zi No. 0963. On March 31, 2011, Sinovel refused to accept contracted shipments of 1.5 MW and 3 MW wind turbine core electrical components and spare parts that we were prepared to deliver. We allege that these actions constitute material breaches of our contracts because Sinovel did not give us notice that it intended to delay deliveries as required under the contracts. Moreover, we allege that Sinovel has refused to pay past due amounts for prior shipments of core electrical components and spare parts. We are seeking compensation for past product shipments and retention (including interest) in the amount of approximately RMB 485 million (approximately $77 million) due to Sinovel’s breaches of our contracts. We are also seeking specific performance of our existing contracts as well as reimbursement of all costs and reasonable expenses with respect to the arbitration. The value of the undelivered components under the existing contracts, including the deliveries refused by Sinovel in March 2011, amounts to approximately RMB 4.6 billion (approximately $732 million).
On October 8, 2011, Sinovel filed with the Beijing Arbitration Commission an application under the caption (2011) Jing Zhong An Zi No. 0963, for a counterclaim against us for breach of the same contracts under which we filed our original arbitration claim. Sinovel claims, among other things, that the goods supplied by us do not conform to the standards specified in the contracts and claims damages in the amount of approximately RMB 370 million (approximately $59 million). On October 17, 2011, Sinovel filed with the Beijing Arbitration Commission a request for change of counterclaim to increase its damage claim to approximately RMB 1 billion (approximately $159 million). On December 22, 2011, Sinovel filed with the Beijing Arbitration Commission an additional request for change of counterclaim to increase its damages claim to approximately RMB 1.2 billion (approximately $191 million). On February 27, 2012, Sinovel filed with the Beijing Arbitration Commission an application under the caption (2012) Jing Zhong An Zi No. 0157, against us for breach of the same contracts under which we filed our original arbitration claim. Sinovel claims, among other things, that the goods supplied by us do not conform to the standards specified in the contracts and claims damages in the amount of approximately RMB 105 million (approximately $17 million). We believe that Sinovel’s claims are without merit and we intend to defend these actions vigorously. Since the proceedings in this matter are still in the early technical review phase, we cannot reasonably estimate possible losses or range of losses at this time.
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
We submitted a civil action application to the Beijing Higher People’s Court against Sinovel and certain of its employees for trade secret infringement on September 13, 2011 under the caption (2011) Gao Min Chu Zi No. 4193. The application alleges the defendants’ unauthorized use of portions of our wind turbine control software source code developed for Sinovel’s 1.5MW wind turbines as described above with respect to the Copyright Action. We are seeking monetary damages of approximately RMB 2.9 billion (approximately $462 million) for the trade secret infringement as well as reimbursement of all costs and reasonable expenses. The Beijing Higher People’s Court has accepted the case, which was necessary in order for the case to proceed. On December 22, 2011 the Beijing Higher People’s Court transferred the case to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Gao Min Chu Zi No. 4193. On June 7, 2012, we received an Acceptance Notice from the Beijing No.1 Intermediate People’s Court under the caption (2012) Yi Zhong Min Chu Zi No.6833. The Beijing No. 1 Intermediate Court held the first substantive hearing on May 11, 2015.  On June 15, 2015, we submitted a request for the withdrawal of our complaint to the Beijing No. 1 Intermediate Court.  On June 16, 2015, the Beijing No. 1 Intermediate Court granted our request.  We immediately filed a civil action application to the Beijing Intellectual Property Court against the same parties and seeking the same amount of monetary damages for trade secret infringement on June 16, 2015 under the caption (2015) Jin Zhi Min Chu Zi No. 1135.  On January 18, 2016, the Beijing Intellectual Property Court held its first substantive hearing on our trade secret infringement case.  At the hearing, the parties presented evidence, reviewed claims and answered questions from the court.  We are awaiting a decision from the Beijing Intellectual Property Court.
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

	Common Stock Price
	High	Low
Fiscal year ended March 31, 2018:
First quarter	$7.75	$3.88
Second quarter	4.98	2.89
Third quarter	4.84	3.06
Fourth quarter	6.51	3.62

Fiscal year ended March 31, 2017:
First quarter	$12.50	$7.44
Second quarter	9.63	6.21
Third quarter	8.55	6.01
Fourth quarter	7.82	5.86
Holders
The number of holders of record of our common stock on June 1, 2018 was 262.
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
Stock Performance Graph
The following graph compares the cumulative total stockholder return on our common stock from March 31, 2013 to March 31, 2018 with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the Nasdaq Electrical Components & Equipment Index.  In prior years, we have included the Russell 2000 Index and the Russell Microcap Index as benchmark indices, however, this year we decided to include the Nasdaq Composite Index and the Nasdaq Electrical Components & Equipment Index because we no longer have access to the information provided in the Russell indices. We will not include the Russell 2000 Index and the Russell Microcap Index in the performance graph in future years.
This graph assumes the investment of $100.00 on March 31, 2013 in our common stock, the Nasdaq Composite Index and the Nasdaq Electrical Components & Equipment Index, and assumes any dividends are reinvested. Measurement points are March 31, 2013; March 31, 2014; March 31, 2015; March 31, 2016; March 31, 2017; and March 31, 2018.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among American Superconductor Corporation,
the Nasdaq Composite Index and the Nasdaq Electrical Components & Equipment Index

	Fiscal year ended March 31,
Company/Index	2013	2014	2015	2016	2017	2018
American Superconductor Corporation	100.00	60.30	24.12	28.46	25.69	21.80
Nasdaq Composite Index	100.00	130.18	153.76	154.62	189.99	229.43
Nasdaq Electrical Components & Equipment Index	100.00	132.70	143.83	131.15	165.26	184.61

Item 6.	SELECTED FINANCIAL DATA
The following selected financial data reflects the results of operations and balance sheet data for the fiscal years ended March 31, 2014 to 2018. Per share data has been restated to reflect the 1-for-10 reverse stock split effected on March 24, 2015.  Our selected consolidated financial data set forth below as of March 31, 2018 and 2017 and for each of the years ended March 31, 2018, 2017 and 2016 have been derived from the audited consolidated financial statements included elsewhere herein. Our selected consolidated financial data set forth below as of March 31, 2016, 2015 and 2014 and for each of the years ended March 31, 2015 and 2014 are derived from our consolidated financial statements not included elsewhere herein. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K, in order to understand further the factors that may affect the comparability of the financial data presented below.

	Fiscal year ended March 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Revenues	$48,403	$75,195	$96,023	$70,530	$84,117
Net loss	(32,776)	(27,373)	(23,139)	(48,656)	(56,258)
Net loss per common share - basic	(1.73)	(1.98)	(1.76)	(5.74)	(8.98)
Net loss per common share - diluted	(1.73)	(1.98)	(1.76)	(5.74)	(8.98)
Total assets	88,175	100,244	135,318	133,825	168,509
Working capital	39,851	23,483	42,334	17,319	35,459
Cash, cash equivalents, marketable securities and restricted cash	34,249	27,744	40,721	24,548	49,421
Long term debt, net of discount	—	—	1,367	3,877	6,380
Stockholders’ equity	52,229	60,226	83,549	79,893	112,259
Included in the net loss for the fiscal year ended March 31, 2018 was stock-based compensation expense of $2.7 million, gain on sale of our minority investment of $1.2 million, gain from the change in fair value of warrants and derivatives, and contingent consideration of $0.6 million. Included in the net loss for the fiscal year ended March 31, 2017 was stock-based compensation expense of $2.9 million, gain on sales of our minority investments of $0.3 million, and a gain from the change in fair value of warrants and derivatives of $1.3 million. Included in the net loss for the fiscal year ended March 31, 2016 was stock-based compensation expense of $3.2 million, restructuring charges of $0.8 million, gains on sales of our minority investments of $3.1 million, non-cash interest expense of $0.4 million, and a loss from the change in fair value of warrants and derivatives of $0.2 million. Included in the net loss for the fiscal year ended March 31, 2015 was stock-based compensation expense of $5.9 million, restructuring charges of $5.4 million, non-cash interest expense of $0.6 million, arbitration award expense of $9.0 million, and a gain from the change in fair value of warrants and derivatives of $4.0 million. Included in the net loss for the fiscal year ended March 31, 2014 was stock-based compensation expense of $10.7 million, restructuring charges of $3.0 million, a prepaid value added tax reserve of $1.4 million, non-cash interest expense of $7.7 million, a loss on extinguishment of debt of $5.2 million, and a gain from the change in fair value of warrants and derivatives of $1.9 million.

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
We have experienced recurring operating losses and as of March 31, 2018 had an accumulated deficit of $988.3 million. In addition, we have experienced recurring negative operating cash flows and our Wind segment revenues decreased 70% in fiscal 2017 compared to fiscal 2016. From April 1, 2011 through the date of this filing, we have reduced our global workforce substantially, including an 8% reduction in force, primarily affecting employees in our Massachusetts facility, effective April 4, 2017. At March 31, 2018, we had cash and cash equivalents of $34.1 million. Cash used in operations for the year ended March 31, 2018 was $24.8 million.
Over the last several years, we have entered into several debt and equity financing arrangements in order to enhance liquidity. During the fiscal years ended March 31, 2013 through 2017, we have generated aggregate cash flows from financing activities of $85.2 million. In addition, on May 10, 2017, we completed an additional equity offering (the "Offering") which included a 30-day option (the "Option") to the underwriters to purchase up to an additional 600,000 shares of common stock at the public offering price, which was fully exercised. The total net proceeds to us during the three months ended June 30, 2017 from the Offering and the Option were approximately $17.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us. The Company terminated its At Market Issuance Sales Agreement with FBR Capital Markets & Co in conjunction with the Offering.

On February 5, 2018, we entered into a Purchase and Sale Agreement (the “PSA”) with 64 Jackson, LLC (the “Purchaser”) and Stewart Title Guaranty Company (“Escrow Agent”), to effectuate the sale of certain real property located at 64 Jackson Road, Devens, Massachusetts, including the building that served as the Company’s headquarters (collectively, the “Property”), in exchange for total consideration of $23.0 million, composed of (i) cash consideration of $17.0 million, and (ii) a $6.0 million subordinated secured commercial promissory note payable to us (the "Seller Note"). Subsequently, the Seller, the Purchaser and Jackson 64 MGI, LLC (“Assignee”) entered into an Assignment of Purchase and Sale Agreement (the “Assignment Agreement”), pursuant to which the Purchaser assigned all of its rights and interests in the PSA to the Assignee and the Assignee agreed to assume all of the Purchaser’s obligations and liabilities under the PSA. The transaction closed on March 28, 2018, at which time we received, from the Assignee, cash consideration, net of certain agreed upon closing costs, of $16.9 million, and the Seller Note which bears an interest rate of 1.96%. The Seller Note is secured by a subordinated second mortgage on the Property and a subordinated second assignment of leases and rents, which constitutes continuing involvement, therefore we have deferred the gain of $0.1 million which is offset against the long-term portion of the note receivable.

In September 2017, pursuant to a stock purchase agreement (the “SPA”), we acquired all of the issued and outstanding shares of Infinia Technology Corporation ("ITC") (the “ITC Shares”) for a purchase price of approximately $3.8 million (the "Acquisition"), consisting of $0.1 million in cash and 884,890 shares of our common stock, par value $0.01 per share (the “AMSC Shares”). Under the terms of the SPA, we were obligated to file a registration statement (the “Resale Registration Statement”) covering the resale of the AMSC Shares by certain selling stockholders (the “Selling Stockholders”) no later than 10 business days following the closing of the Acquisition, and to use commercially reasonable efforts to cause the Resale Registration Statement to be declared effective by the Securities and Exchange Commission (“SEC”) as soon as practicable thereafter. Additionally, we agreed to pay the Selling Stockholders an amount in cash (the “Make Whole Payment”), if any, equal to (x) an amount equal to (i) the price per AMSC Share pursuant to the terms of the SPA, multiplied by (ii) the number of AMSC Shares sold by Selling Stockholders during the first 90 days after the effectiveness of the Resale Registration Statement, minus (y) the aggregate sales proceeds received by the Selling Stockholders from the sale of any AMSC Shares during the first 90 days after the effectiveness of the Resale Registration Statement. The Resale Registration Statement was declared effective on October 23, 2017. The contingent liability related to the Make Whole Payment was determined under a fair value option based pricing model to be $0.6 million on September 25, 2017 and was subsequently reassessed at each period end until the final amount of $0.7 million as of December 31, 2017 was determined according to the formula per the agreement. See Note 4 "Fair Value Measurements" and Note 12 "Warrants and Derivative Liabilities" of the notes to our consolidated financial statements contained herein for further discussion regarding the valuation of this liability. On January 5, 2018, we issued the Make Whole Payment to the Selling Stockholders in the amount of $0.7 million and settled the contingent liability.
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
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law. ASC Topic 740 requires deferred tax assets and liabilities to be measured using the enacted rate for the period in which they are expected to reverse.The SEC staff issued Staff Accounting Bulletin No. 118, which provides guidance for companies that have not completed their accounting for the income tax effects of the Act, in the period of enactment, allowing for a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. Accordingly, the new 21% U.S. Federal corporate tax rate was used to remeasure the U.S. deferred tax assets and liabilities as of March 31, 2018 that will reverse in future periods. As a result of the reduction of our corporate income tax rate from 34% to 21%, we recorded a $116.3 million adjustment to our net U.S. deferred tax asset which was offset by a corresponding reduction to our valuation allowance. Our deferred tax attributes are generally subject to a full valuation allowance in the U.S. and thus, this adjustment to the attributes did not impact the tax provision. In addition, the new legislation includes a one-time transition tax in which all foreign earnings are deemed to be repatriated to the U.S. and taxable at specified rates included within the Act. We reviewed the accumulated foreign earnings aggregated across all non U.S. subsidiaries, net of foreign deficits. We believe we are in an aggregate net foreign deficit position for U.S. tax purposes and therefore not liable for the transition tax. We have made reasonable estimates and do not anticipate significant revisions to the accounting for the tax impact of the Act, but we have not completed our accounting for the tax effects of the Act at March 31, 2018. The ultimate impact may differ from our provisional estimates, possibly materially, due to additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued and actions we may take as a result of the Act. The accounting is expected to be completed within the one year measurement period in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118.
Business Goals
We intend to pursue the following goals during fiscal year 2018:

•	Recognize VVO revenue from commercial sales.

•	Complete long lead time order for the U.S. Navy Amphibious Transport Dock, LPD 28.

•	Begin production phase of REG system for ComEd.

•	Deliver initial 5.5 MW ECS units to Doosan for offshore wind power market.

•	Deliver lower cost per MW tower design to Inox.

•	Grow Grid sales year over year.
Results of Operations
Fiscal Years Ended March 31, 2018 and March 31, 2017
Revenues
Total revenues decreased by 36% to $48.4 million in fiscal 2017 from $75.2 million in fiscal 2016. Our revenues are summarized as follows (in thousands):

	Fiscal Years Ended March 31,
	2018	2017
Revenues:
Wind	$14,294	$47,269
Grid	34,109	27,926
Total	$48,403	$75,195
Revenues in our Wind business unit are derived from wind turbine electrical systems and core components, wind turbine license and development contracts, service contracts and consulting arrangements. Our Wind business unit accounted for 30% of total revenues in fiscal 2017 and 63% in fiscal 2016. Revenues in the Wind business unit decreased 70% to $14.3 million in fiscal 2017 from $47.3 million in fiscal 2016. The decrease in Wind business unit revenues was driven primarily by lower revenues from Inox in India. Such decrease in revenues was due to fewer than anticipated ECS shipments to Inox. We believe this reduction in demand has been caused by the transition in India from a local fixed tariff policy regime to a central and state government auction regime, which has had an adverse impact on the Wind industry in India. We cannot predict if and when this demand dislocation will be resolved, and to the extent resolved, how successful Inox will be under the new central and state auction regime. The decrease in revenues in our Wind segment was partially offset by an increase in license revenues.
Revenues in our Grid business unit are derived from our D-VAR product sales, HTS wire sales, government-sponsored electric utility projects, license contracts and other prototype development contracts. We also engineer, install and commission our products on a turnkey-basis for some customers. The Grid business unit accounted for 70% of total revenues in fiscal 2017 and 37% in fiscal 2016. Grid revenue increased 22% to $34.1 million in fiscal 2017 from $27.9 million in fiscal 2016. The increase in Grid revenue was primarily due to higher D-VAR system revenues, as well as higher revenue from sales to the U.S. Navy.
Cost of Revenues and Gross Margin
Cost of revenues decreased by 31% to $44.6 million in fiscal 2017, compared to $64.4 million in fiscal 2016. Gross margin decreased to 7.8% in fiscal 2017 from 14.4% in fiscal 2016. The decrease in gross margin in fiscal 2017 was driven primarily by lower revenues from Inox due to the reduction in demand as discussed above.
Operating Expenses
Research and development

Research and development ("R&D") expenses decreased by 8% to $11.6 million, or 24% of revenue in fiscal 2017, compared to $12.5 million, or 17% of revenue, in fiscal 2016.  The decrease in R&D expenses is primarily the result of lower product development costs in the Grid business unit.
Selling, general, and administrative
Selling, general and administrative (“SG&A”) expenses decreased by 12% to $22.6 million, or 47% of revenue in fiscal 2017 from $25.7 million, or 34% of revenue, in fiscal 2016. The decrease in SG&A expenses in fiscal 2017 was primarily due to lower employee compensation expenses, as well as decreased expenses for outside service providers.
Amortization of acquisition related intangibles
We recorded $0.2 million in both fiscal 2017 and fiscal 2016 in amortization expense related to our core technology and know-how, and trade names and trademark intangible assets.
Change in fair value of contingent consideration
The change in fair value of our contingent consideration for the Make Whole Payment on the ITC Acquisition resulted in a loss of $0.1 million in fiscal 2017. The change in the fair value was primarily driven by the change in stock price from the acquisition date through the settlement date.
Restructuring and impairment
We recorded restructuring charges of $1.5 million in fiscal 2017 comprised of $1.3 million severance pay as a result of the reduction in force announced on April 4, 2017 and $0.2 million for facility exit costs resulting from the move of the corporate office. Included in the $1.3 million severance pay, charged to operations in the year ended March 31, 2018, is $0.5 million of severance pay for one of our former executive officers pursuant to the terms of a severance agreement dated June 30, 2017. Under the terms of the severance agreement, our former executive officer is entitled to eighteen months of his base salary, which is expected to be paid by December 31, 2018. From and after January 1, 2018, at our discretion, we may settle any remaining unpaid cash severance owed to our former executive officer through the issuance of a number of immediately vested shares of our common stock, determined by multiplying the remaining unpaid cash severance owed by 120%, and then dividing by the closing stock price per share of our common stock as of the last business day prior to the issuance of the shares. Through the fiscal period ended March 31, 2018 we have not elected to settle the remaining severance obligation with our common stock. We did not incur any restructuring charges in fiscal 2016.
Operating loss
Our operating loss is summarized as follows (in thousands):

	Fiscal Years Ended March 31,
	2018	2017
Operating loss:
Wind	$(8,904)	$(4,174)
Grid	(18,963)	(20,476)
Unallocated corporate expenses	(4,290)	(2,892)
Total	$(32,157)	$(27,542)
Wind operating loss increased to $8.9 million in fiscal 2017 compared to $4.2 million in fiscal 2016. The increase in operating loss for fiscal 2017 was due primarily to fewer ECS shipments to Inox, partially offset by increased license revenue, as previously discussed.
Grid operating loss decreased to $19.0 million in fiscal 2017 from $20.5 million in fiscal 2016. The decrease in operating loss for fiscal 2017 is primarily due to increased revenues as discussed above, and a favorable D-VAR product mix, offset partially by $4.9 million of accelerated depreciation related to revised estimates of the useful lives of certain pieces of manufacturing equipment.

Unallocated corporate expenses in fiscal 2017 consisted of stock-based compensation expense of $2.7 million, a restructuring charge of $1.5 million, as well as $0.1 million for the change in fair value of the contingent consideration. Unallocated corporate expenses in fiscal 2016 consisted entirely of stock-based compensation expense.
Change in fair value of derivatives and warrants
The change in fair value of derivatives and warrants resulted in gains of $0.7 million in fiscal 2017 and $1.3 million in fiscal 2016.  The changes in the fair value were primarily due to changes in our stock price, which is a key valuation metric for the derivative liabilities.
Gain on sale of minority interest
We recorded a gain on sale of minority interest of $1.2 million in fiscal 2017 related to receipt of payments from the prior sales of our investments in Tres Amigas and Blade Dynamics, which were fully impaired prior to the time of their sale, compared to $0.3 million in fiscal 2016, related to the receipt of a payment for the sale of our investment in Tres Amigas.
Interest income (expense), net
Interest income, net was $0.1 million in fiscal 2017 compared to interest expense, net of $0.4 million for fiscal 2016. The decrease in interest expense, net was primarily driven by lower interest expense due to the maturity of both of our term loans with Hercules Technology Growth Capital, Inc. (“Hercules”). Our term loan entered into in November 2013 matured in November 2016, and our term loan entered into in December 2014 matured in June 2017.  Both term loans have been repaid in full.
Other (expense) income, net
Other expense, net was $2.8 million in fiscal 2017, compared to other income, net of $0.1 million in fiscal 2016. The increase in other expense, net was due primarily to losses from foreign currency fluctuations in fiscal 2017.
Income Taxes
We recorded an income tax benefit of $0.2 million in fiscal 2017, compared to income tax expense of $1.1 million in fiscal 2016. The decrease in income tax expense was primarily due to the release of valuation allowances of $1.1 million in fiscal 2017 as a result of the deferred tax liability purchase adjustment recorded as a result of the ITC Acquisition, for the difference in tax basis on the ITC net assets acquired.
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

Our Wind business unit accounted for 63% of total revenues in fiscal 2016 and 72% in fiscal 2015. Revenues in the Wind business unit decreased 31% to $47.3 million in fiscal 2016 from $68.9 million in fiscal 2015. The decrease in Wind business unit revenues was driven primarily by lower revenues from Inox in India. Such decrease in revenues was due to fewer than anticipated

ECS shipments to Inox, which resulted from Inox's working capital constraints, particularly in the first half of 2016, and what we then believed, based on our discussions with Inox, was a temporary demand dislocation caused by the reaction in certain states in India to a recent national wind energy auction that resulted in a record-low power purchase tariff.
The Grid business unit accounted for 37% of total revenues in fiscal 2016 and 28% in fiscal 2015. Grid revenue increased 3% to $27.9 million in fiscal 2016 from $27.1 million in fiscal 2015. The increase in Grid revenue was primarily due to higher D-VAR system revenues and higher HTS project revenues which were partially offset by lower license revenue from BASF Corporation ("BASF").
Revenues from Project HYDRA and Project REG represented 7% and 6% of our Grid business unit’s revenue for fiscal 2016 and 2015, respectively.  Our revenues for these projects are derived by funding from the Department of Homeland Security (“DHS”).  Project HYDRA is a project with Consolidated Edison, Inc. (“ConEd”) to demonstrate our REG product in ConEd’s electric grid.  Project REG is a project with Commonwealth Edison Company (“ComEd”) to permanently install our REG product in ComEd’s electric grid.  This fault current limiting cable system is designed to utilize customized Amperium® HTS wire, and ancillary controls to deliver more power through the grid while also being able to suppress power surges that can disrupt service. DHS has committed 100% of the total expected funding of $29.0 million for Project HYDRA.  Under Project REG, DHS is expected to invest up to $60.0 million to enable the deployment of the REG system in Chicago’s electric grid.  We have substantially completed the first phase of the project which among other things, has resulted in the creation of a detailed deployment plan.  In the fiscal year ended March 31, 2015, DHS committed funding of $1.5 million for this phase of the project.  During the fiscal year ended March 31, 2016, DHS committed funding of an additional $3.7 million, for a total of $5.2 million.  This additional funding serves as a bridge between the detailed deployment plan and construction phases of the project.  The period of performance to complete the engineering work extends through December 31, 2018.  The final phase of the project involves the delivery of the REG system and the associated construction and deployment of the system in ComEd’s grid.  We will not begin this phase of the project until all parties agree to proceed.  There can be no assurance that all parties will agree to proceed with the project.
Cost of Revenues and Gross Margin
Cost of revenues decreased by 13% to $64.4 million in fiscal 2016, compared to $74.0 million in fiscal 2015. Gross margin decreased to 14.4% in fiscal 2016 from 22.9% in fiscal 2015. The decrease in gross margin in fiscal 2016 was driven primarily by lower Wind revenue as discussed above.
Operating Expenses
Research and development
Research and Development ("R&D") expenses increased by 2% to $12.5 million, or 17% of revenue in fiscal 2016, compared to $12.3 million, or 13% of revenue, in fiscal 2015.  The increase in R&D expenses is primarily the result of new product development expenses in our Grid segment, partially offset by lower employee compensation expenses.
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
Restructuring and impairment
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
Interest expense, net
Interest expense, net was $0.4 million in fiscal 2016 compared to $1.0 million for fiscal 2015. The decrease in interest expense, net was primarily driven by lower interest expense due to the maturity of one of our term loans with Hercules in November 2016.
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
We define non-GAAP net loss as net loss before gain on sale of interest in minority investments, stock-based compensation, amortization of acquisition-related intangibles, impairment charges, consumption of zero cost-basis inventory, changes in fair value of derivatives and warrants, non-cash interest expense and other non-cash or unusual charges, and any tax effects related to these items, indicated in the table below. We believe non-GAAP net loss assists management and investors in comparing our performance across reporting periods on a consistent basis by excluding these non-cash charges and other items that we do not believe are indicative of our core operating performance. In addition, we use non-GAAP net loss as a factor to evaluate the effectiveness of our business strategies. A reconciliation of GAAP to non-GAAP net loss is set forth in the table below (in thousands, except per share data):

	Year ended March 31,
	2018	2017	2016
Net loss	$(32,776)	$(27,373)	$(23,139)
Gain on sale of interest in minority investments	(1,167)	(325)	(2,919)
Stock-based compensation	2,692	2,892	3,248
Amortization of acquisition-related intangibles	183	157	157
Impairment charges	—	—	779
Consumption of zero cost-basis inventory	(734)	(1,373)	(4,960)
Change in fair value of derivatives and warrants	(635)	(1,304)	228
Non-cash interest expense	19	156	359
Tax effect of adjustments	177	220	—
Non-GAAP net loss	(32,241)	(26,950)	(26,247)

Non-GAAP net loss per share	$(1.70)	$(1.95)	$(1.99)
Weighted average shares outstanding - basic and diluted	18,967	13,804	13,178

We incurred non-GAAP net losses of $32.2 million, or $1.70 per share, for fiscal 2017, compared to $27.0 million, or $1.95 per share, for fiscal 2016, and $26.2 million, or $1.99 per share, for fiscal 2015. The increase in non-GAAP net loss in fiscal 2017 over 2016 was driven primarily by an increase in net loss, as previously discussed, and an adjustment related to the prior sale of our minority investment in Blade Dynamics Limited in fiscal 2015, partially offset by decreased consumption of zero cost basis inventory and the gain resulting from the decreased value of the warrants and contingent consideration related to the ITC acquisition in fiscal 2017.
Liquidity and Capital Resources
We have experienced recurring operating losses and as of March 31, 2018 had an accumulated deficit of $988.3 million. In addition, we have experienced recurring negative operating cash flows and our Wind segment revenues decreased substantially in the year ended March 31, 2018 compared to the prior year period due to decreased demand from Inox. We cannot predict if and when this demand dislocation will be resolved and to the extent resolved, how successful Inox will be under the new central and state auction regime. From April 1, 2011 through the date of this filing, we have reduced our global workforce substantially, including an 8% reduction in force, primarily affecting employees in our Massachusetts facility, effective April 4, 2017. We incurred restructuring charges of $1.5 million in cash severance expenses in the fiscal year ended March 31, 2018 in connection with the workforce reduction. We are currently moving our manufacturing and administrative operations from our facility in Devens, Massachusetts to a nearby, smaller-scale leased building in Ayer, Massachusetts, which is anticipated to reduce operating costs.
Our cash requirements depend on numerous factors, including if and when the Inox demand dislocation is resolved, whether Inox is successful under the new central and state auction regime, the successful completion of our product development activities, our ability to commercialize our Resilient Electric Grid (“REG”) and ship protection system solutions, rate of customer and market adoption of our products, collecting receivables according to established terms, and the continued availability of U.S. government funding during the product development phase of our Superconductors-based products.

At March 31, 2018, we had cash, cash equivalents, and restricted cash of $34.2 million, compared to $27.7 million at March 31, 2017, an increase of $6.5 million. Our cash and cash equivalents, and restricted cash are summarized as follows (in thousands):

	March 31, 2018	March 31, 2017
Cash and cash equivalents	$34,084	$26,784
Restricted cash	165	960
Total cash, cash equivalents, and restricted cash	$34,249	$27,744
As of March 31, 2018, we had approximately $1.4 million of cash, cash equivalents, and restricted cash in foreign bank accounts, with a majority of this cash located in Europe.  The increase in total cash and cash equivalents, and restricted cash was due primarily to the equity offering in May 2017 and the sale of the Devens property in March 2018 offset by cash used in operating activities. See further discussion below.
Net cash used in operating activities was $24.8 million, $11.2 million and $4.6 million in fiscal 2017, 2016 and 2015, respectively.  The increase in net cash used in operations in fiscal 2017 compared to fiscal 2016 was due primarily to an increased operating loss, and less cash collections from Inox, partially offset by usage of inventory.  The increase in fiscal 2016 compared to fiscal 2015 was primarily due to non-recurring payments for customer deposits and licenses in fiscal 2015 and higher net loss for the reasons discussed above.
Net cash provided by investing activities was $16.4 million, $0.2 million and $4.9 million in fiscal 2017, 2016 and 2015, respectively. The increase in net cash provided by investing activities in fiscal 2017 compared to fiscal 2016 was due primarily to the sale of the Devens property partially offset by increased purchases of property, plant and equipment related to the Ayer facility, and proceeds received from payments due on our minority investment sales of Blade Dynamics and Tres Amigas from fiscal 2015 as well as releases of restricted cash in the fiscal year ended March 31, 2018.  The decrease in net cash provided by investing activities in fiscal 2016 compared to fiscal 2015, was driven primarily by a decrease in restricted cash as well as lower proceeds related to the sale of our minority interests.
Net cash provided by/(used in) financing activities was $15.3 million, ($1.1 million) and $18.2 million in fiscal 2017, 2016 and 2015, respectively.  The increase in net cash provided by financing activities in fiscal 2017 compared to fiscal 2016 was primarily due to net proceeds of $17.0 million from the issuance of 4.6 million shares of common stock in May 2017, with no such equity offering in the prior year period.  See the discussion regarding the May 2017 equity offering below. The decrease in cash provided by financing activities in fiscal 2016 compared to fiscal 2015 was primarily due to net proceeds of $22.3 million from the issuance of 4.0 million shares of common stock in April 2015, compared to net proceeds of $2.5 million from sales of 379,693 shares of common stock under our At Market Issuance Sales Agreement ("ATM") with FBR Capital Markets & Co., discussed below, during the fiscal quarter ended March 31, 2017.
At March 31, 2018, we had $0.2 million of restricted cash included in current assets and at March 31, 2017, we had $0.8 million, and $0.2 million of restricted cash included in current assets and long-term assets, respectively. These amounts included in restricted cash primarily represent deposits to secure surety bonds and letters of credit for various customer contracts. These deposits are held in interest bearing accounts.
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
In April 2015, we completed an equity offering which raised net proceeds of $22.3 million after deducting underwriting discounts and commissions and offering expenses payable by us from the sale of 4.0 million shares of our common stock at a public offering price of $6.00 per share.  On October 6, 2015, 100% of the outstanding common stock of Blade Dynamics was acquired by a subsidiary of General Electric Company.  After deducting transaction expenses, we received net proceeds of $2.8 million from the sale, which was recorded as a gain during the year ended March 31, 2016.  On March 11, 2016, we sold 100% of our minority investment in Tres Amigas to an investor for $0.6 million. We received $0.3 million according to the terms of the purchase agreement upon closing, which was recorded as a gain during the three months ended March 31, 2016.  The final $0.3 million, which was due upon the achievement of certain agreed-upon financing conditions, was received and recorded as a gain during the third quarter of fiscal 2016.  On January 27, 2017, we entered into the ATM with FBR Capital Markets & Co. During the three months ended March 31, 2017, we realized net proceeds of $2.5 million from the sale of 379,693 shares of our common stock at an average price of $6.79 per share. No sales of our common stock were made under the ATM after March 31, 2017. On May 4, 2017, we provided to FBR Capital Markets & Co., the sales agent, a notice of termination of the ATM.
On May 5, 2017, we entered into an underwriting agreement relating to the issuance and sale (the "Offering") of up to 4.0 million shares of our common stock at a public offering price of $4.00 per share and granted a 30-day option (the "Option") to the underwriters to purchase up to an additional 600,000 shares of common stock at the public offering price. On May 10, 2017, we completed the Offering, which generated net proceeds to us from the Offering of approximately $14.7 million, after deducting underwriting discounts and commissions and offering expenses payable by us. On May 24, 2017, the underwriters notified us that they had exercised in full their Option to purchase an additional 600,000 shares of common stock in connection with the Offering. The net proceeds to us from the Option were approximately $2.3 million, after deducting underwriting discounts and commissions and offering expenses payable by us. The total net proceeds to us during the three months ended June 30, 2017 from the Offering and the Option were approximately $17.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us. The Company terminated its At Market Issuance Sales Agreement with FBR Capital Markets & Co in conjunction with the Offering.
We believe we have sufficient available liquidity to fund our operations and capital expenditures for the next twelve months. In addition, we may seek to raise additional capital, which could be in the form of loans, convertible debt or equity, to fund our operating requirements and capital expenditures. Our liquidity is highly dependent on our ability to increase revenues including our ability to collect revenues under our agreements with Inox, control our operating costs, and our ability to raise additional capital, if necessary. There can be no assurance that we will be able to raise additional capital on favorable terms or at all, or execute on any other means of improving our liquidity as described above.
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
Contractual Obligations
Contractual obligations represent future cash commitments and liabilities under agreements with third parties. Operating leases include minimum payments under leases for our facilities and certain equipment; see Item 2, “Properties,” for more information. Purchase commitments represent enforceable and legally binding agreements with suppliers to purchase goods or services. As of March 31, 2018, we are committed to make the following payments under contractual obligations (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Non-cancellable purchase commitments	$7,209	$6,866	$343	$—	$—
Operating leases (rent)	3,745	1,169	1,714	862	—
Operating leases (other)	51	28	23	—	—
Total contractual obligations	$11,005	$8,063	$2,080	$862	$—
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
As of March 31, 2018, we completed our assessment of the effects of ASU 2014-09 and its amendments on our consolidated financial statements, and have implemented changes to our business processes, systems and controls to support revenue recognition and the related disclosures under this ASU effective with our adoption on April 1, 2018. Our assessment included a detailed review of representative contracts from each of our revenue streams and a comparison of our historical accounting policies and practices to the new standard. We were required to adopt the new standards on April 1, 2018, and elected to adopt retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective transition method) to all existing contracts that have remaining obligations as of April 1, 2018. Accordingly, we have elected to retroactively adjust only those contracts that do not meet the definition of a complete contract at the date of the initial application. This guidance will lead to recognizing certain revenue transactions sooner than in the past on certain contracts, as we will need to estimate the revenue we will be entitled to receive upon contract completion, and later on other contracts such as Consulting and SOW transactions, due to lack of an enforceable right to payment for performance obligations satisfied over time. Our assessment supports the determination that there are no changes in the accounting for our largest revenue stream which includes Inox Wind Ltd. as the primary customer. Across other revenue streams such as DVAR Equipment and DVAR Turnkey the timing of revenue recognition will be affected for multiple types of contracts, primarily multiple performance obligation contracts in our Grid business unit, but those differences did not have a material impact on our consolidated financial statements. The increase to adjust opening retained earnings will be $0.1 million for the period commencing on April 1, 2018, primarily related to the recognition of the deferred gain on the sale of the 64 Jackson Road building. Additionally, the adoption of this new standard is not expected to have any tax impact on the consolidated financial statements. We did not incur significant information technology costs to modify systems currently in place.
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
In January 2017, the FASB issued ASU 2017-01, Business Combinations. The amendments in ASU 2017-01 clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods.  We adopted ASU 2017-01 effective September 30, 2017, following the acquisition of ITC. We considered these amendments in our decision to record the combination of the entities as an Acquisition. See Note 3, "Acquisitions and Related Goodwill", for further details. These impacts have been included in the consolidated financial statements.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in ASU 2017-04 eliminated the prior requirement to perform procedures to determine the fair value at the impairment testing date of an entity's assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the new guidelines an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The ASU is effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Following the Acquisition of ITC, we performed an analysis and determined that the transaction included a portion of goodwill. We have accounted for that value on our balance sheet as of March 31, 2018. See Note 3, "Acquisitions and Related Goodwill" for further details. We adopted ASU 2017-04 effective September 30, 2017. The Company performed its annual impairment test during the fourth quarter of fiscal 2017 and noted no impairment to Goodwill as of March 31, 2018.
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
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Subtopic 718) Scope of Modification Accounting. The amendments in ASU 2017-09 provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award.  The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods. We do not expect any significant changes to the consolidated financial statement results with the adoption of ASU 2017-09.
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
Critical Accounting Policies and Estimates
The preparation of consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. Our accounting policies that involve the most significant judgments and estimates are as follows:

•	Revenue recognition;

•	Accounts receivable;

•	Inventory;

•	Valuation of long-lived assets;

•	Goodwill

•	Income taxes;

•	Stock-based compensation;

•	Contingencies;

•	Product warranty;

•	Debt; and

•	Fair value of financial instruments.
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
Deliverables are separated into more than one unit of accounting when (1) the delivered element(s) have value to the customer on a stand-alone basis, and (2) delivery of the undelivered element(s) is probable and substantially in our control.  In general, revenues are separated between the different product shipments which have stand-alone value, and the various services to be provided. Revenue for product shipments is recognized in accordance with our policy for product sales, while revenues for the services are recognized over the period of performance. We identify all goods and/or services that are to be delivered separately under a sales arrangement and allocate revenue to each deliverable based on the element’s fair value as determined by vendor-specific objective evidence (“VSOE”), which is the price charged when that element is sold separately, or third-party evidence (“TPE”). When VSOE and TPE are unavailable, fair value is based on our best estimate of selling price utilizing a cost plus reasonable margin consistent with how we have set pricing historically for similar products and services. When our estimates are used to determine fair value, we make our estimates using reasonable and objective evidence to determine the price. We review VSOE and TPE at least annually. If we conclude we are unable to establish fair values for one or more undelivered elements within a multiple-element arrangement using VSOE, then we use TPE or the best estimate of the selling price for that unit of accounting, being the price at which the vendor would transact if the unit of accounting were sold by the vendor regularly on a standalone basis.
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
In December 2015, we entered into a set of strategic agreements valued at approximately $210.0 million with Inox, which includes a multi-year supply contract pursuant to which we will supply electric control systems to Inox and a license agreement allowing Inox to manufacture a limited number of electrical control systems.  We determined this license has standalone value to the customer and can be separated from the supply contract.  The license agreement includes customer acceptance criteria to demonstrate the know-how to manufacture the electrical control systems has been fully transferred. We continue to defer revenue recognition for the allocable portion of the license until this acceptance criteria have been met.
In March 2016, we entered into a set of agreements to jointly develop an advanced low cost manufacturing process for second generation high temperature superconductor wire with BASF. In the joint development, our manufacturing know-how for our Amperium® superconductor wire and BASF's chemical solution deposition production technology are being combined. As part of the agreements, we also entered into a royalty-bearing, non-exclusive license under which we will provide BASF a specified portion of our second generation (2G) high temperature superconductor (HTS) wire manufacturing technology.  We determined that the license rights we provide to BASF have standalone value from the ongoing joint development effort. We transferred the license rights to BASF in March 2016, recording $3.0 million of license revenues in the fiscal year ended March 31, 2016 as there were no remaining obligations associated with these rights. Any newly developed intellectual property as a result of the joint development will be owned by BASF.  Should this development effort be successful, we have the right to incorporate this new technology into our manufacturing process on a royalty-free basis. BASF has also agreed to make guaranteed annual payments to us through fiscal 2017 and has an option to continue the joint development through fiscal 2018. We are recording revenue for the research and development services we are providing over the term of the arrangement.
Infrequently, we receive requests from customers to hold product being purchased from us for a valid business purpose. We recognize revenue for such arrangements provided the transaction meets, at a minimum, the following criteria: a valid business purpose for the arrangement exists; risk of ownership of the purchased product has been transferred to the buyer; there is a fixed delivery date that is reasonable and consistent with the buyer’s business purpose; the product is ready for shipment; we have no continuing performance obligation in regards to the product and the products have been segregated from our inventories and cannot be used to fill other orders received. For the fiscal year ended March 31, 2018 such transactions in revenue were $3.7 million. There were no such transactions during the fiscal years ended March 31, 2017 or 2016.
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
On April 1, 2018 we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). For further discussion regarding the changes and financial impact of adopting Topic 606 see Note 20, Recent Accounting Pronouncements.
Accounts Receivable
Accounts receivable consist of amounts owed by commercial companies and government agencies. Accounts receivable are stated net of allowances for doubtful accounts. Our accounts receivable relate principally to a limited number of customers. As of March 31, 2018, of our total receivable balance, Inox accounted for approximately 32%, and Fuji Bridex Pte Ltd accounted for approximately 17%, with no other customers accounting for greater than 10% of the balance. As of March 31, 2017, Inox accounted for approximately 52%, and SSE plc accounted for approximately 17%, of our total receivable balance, with no other customers accounting for greater than 10% of the balance. Changes in the financial condition or operations of our customers may result in delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations. As such, we may require collateral, advanced payment or other security based upon the customer history and/or creditworthiness. In determining the allowance for doubtful accounts, we evaluate the collectability of accounts receivable based primarily on the probability of recoverability based on historical collection and write-off experience, the age of past due receivables, specific customer circumstances, and current economic trends. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Inventory
Inventories include material, direct labor and related manufacturing overhead, and are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value determined on a first-in, first-out basis as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.. We record inventory when we take delivery and title to the product according to the terms of each supply contract.
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
We recorded inventory reserves of $0.4 million, $1.6 million, and $2.7 million during fiscal 2017, 2016, and 2015 respectively, based on evaluating our ending inventories for excess quantities and obsolescence. We recorded an inventory reserve of approximately $63.9 million during fiscal 2010 based on our evaluation of forecasted demand in relation to the inventory on hand and market conditions surrounding our products as a result of the assumption that Sinovel and certain other customers in China would fail to meet their contractual obligations and demand that was previously forecasted would fail to materialize. If, in any period, we are able to sell inventories that were not valued or that had been reserved in a previous period, related revenues would be recorded without any offsetting charge to cost of revenues, resulting in a net benefit to our gross profit in that period. In fiscal 2017, 2016, and 2015, $0.7 million, $1.4 million, and $5.0 million respectively, were recognized as a net benefit to gross profit for inventory previously reserved in fiscal year 2010.
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

On April 3, 2017, the Board of Directors approved a plan to reduce our global workforce by approximately 8%, effective April 4, 2017 primarily in our Massachusetts facility. The Board of Directors also approved a move from our previously owned 355,000 square-foot facility in Devens, Massachusetts to a smaller facility better suited for our 2G wire process and our systems manufacturing. Since the restructuring activities impacted our Superconductor and Corporate assets group, we concluded that there were indicators of potential impairment of our long-lived assets that required further analysis for these assets groups as of March 31, 2017. We conducted assessments of the recoverability of these assets by comparing the carrying value of the assets to the pre-tax undiscounted cash flows estimated to be generated by those assets over their remaining book useful lives. Based on the calculations performed by management, the sum of the undiscounted cash flows forecasted to be generated by certain assets were less than the carrying value of those assets. Therefore, there were indicators that certain of our assets were impaired and we performed additional analysis. An evaluation of the level of impairment was made by comparing the fair value of the definite long-lived tangible and intangible assets of its reporting units against their carrying values.

The fair values for the impacted property and equipment were based on what we could reasonably expect to sell each asset for from the perspective of a market participant. The determination of the fair value of our property and equipment includes estimates and judgments regarding marketability and ultimate sales price of individual assets. We utilized market data and approximations from comparable analyses to arrive at the fair value of the impacted property and equipment. The fair values of the amortizable intangible assets related to core technology and trade names were determined using primarily the relief-from-royalty method over the estimated economic lives of these assets from a perspective of a market participant. During the fiscal year ended March 31, 2017, we determined that the long-lived assets for the Superconductor and Corporate asset groups were not impaired as their estimated fair values exceed the carrying values. There were no indicators requiring further impairment testing on our long-lived assets during the fiscal year ended March 31, 2018.
Goodwill
Goodwill represents the excess of cost over net assets of acquired businesses that are consolidated. We perform our annual assessment of goodwill on February 28 each fiscal year and whenever events or changes in circumstances or a triggering event indicate that the carrying amount may not be recoverable. Determining whether a triggering event has occurred often involves significant judgment from management. An entity is permitted to first assess qualitatively whether it is necessary to perform a goodwill impairment test. The quantitative impairment test is required only if the entity concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. We determine the fair value of a reporting unit based on an income approach utilizing a discounted cash flow adjusted for entity specific factors. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, an entity should consider the totality of all relevant events or circumstances that affect the fair value or carrying amount of a reporting unit. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded. See Note 3, "Acquisition and Related Goodwill" for further information and discussion.
We performed our annual assessment of goodwill on February 28, 2018 and noted no triggering events from the analysis date to March 31, 2018 and determined that there was no impairment to goodwill.
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
Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. We include interest and penalties related to gross unrecognized tax benefits within the provision for income taxes. See Note 13, “Income Taxes,” of our consolidated financial statements for further information regarding our income tax assumptions and expenses.
On December 22, 2017, the Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 34% to 21% effective for tax years beginning after December 31, 2017 and a one-time mandatory deemed repatriation of cumulative foreign earnings. We have calculated a provisional estimate of the impact of the Act in our year end income tax provision in accordance with our understanding of the Act and guidance available as of the date of this filing. See Note 13, “Income Taxes,” of our consolidated financial statements for the results of this assessment.
Stock-based compensation

We measure compensation cost arising from the grant of share-based payments to employees at fair value and recognize such cost over the period during which the employee is required to provide service in exchange for the award, usually the vesting period. Total stock-based compensation expense recognized during the fiscal years ended March 31, 2018, 2017, and 2016 was $2.7 million, $2.9 million, and $3.2 million, respectively. For awards with service conditions only, we recognize compensation cost on a straight-line basis over the requisite service/vesting period. For awards with performance conditions, accruals of compensation cost are made based on the probable outcome of the performance conditions. The cumulative effect of changes in the probability outcomes are recorded in the period in which the changes occur.
Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management determined that expected volatility rates should be estimated based on historical and implied volatilities of our common stock. The expected term represents the average time that the options that vest are expected to be outstanding based on the vesting provisions and our historical exercise, cancellation and expiration patterns. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if circumstances change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate an expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 14, “Stockholders’ Equity,” of our consolidated financial statements for further information regarding our stock-based compensation assumptions and expenses.
Our adoption of ASU 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting on April 1, 2016 also resulted in the prospective classification of excess tax benefits as cash flows from operating activities in the same manner as other cash flows related to income taxes within the consolidated statements of cash flows. Based on the prospective method of adoption chosen, the classification of excess tax benefits within the consolidated statements of cash flows for prior periods presented has not been adjusted to reflect the change.
Contingencies
From time to time, we are involved in legal and administrative proceedings and claims of various types. We record a liability in our consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. We review these estimates each accounting period as additional information is known and adjust the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in our consolidated financial statements. If, with respect to a matter, it is not both probable to result in liability and the amount of loss cannot be reasonably estimated, an estimate of possible loss or range of loss shall be disclosed unless such an estimate cannot be made. We do not recognize gain contingencies until they are realized. Legal costs incurred in connection with loss contingencies are expensed as incurred. See Note 15, “Commitments and Contingencies”, of our consolidated financial statements for further information.
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
Fair Value of Financial Instruments
Our financial instruments consist principally of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued expenses, derivatives, warrants, and the term loans.  The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses due to their short term nature approximate fair value at March 31, 2018 and 2017. The estimated fair values have been determined through information obtained from market sources and management estimates. Notes receivable fair value has been estimated based on a present value calculation using current market information for a similar term loan with similar terms. We have appropriately valued notes receivable within Level 2 of the valuation hierarchy. The fair value for the debt and warrant arrangements has been estimated by management based on the terms that we believe we could obtain in the current market for debt with the same terms and similar maturities.  The warrants are subject to revaluation at each balance sheet date, and any change in fair value will be recorded as a change in fair value in other (expense) income until the earlier of the warrants’ exercise or expiration. We rely on assumptions used in a lattice model to determine the fair value of the warrants. We have appropriately valued the warrants within Level 3 of the valuation hierarchy.

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
Foreign currency gains (losses), are included in net loss and were ($2.8) million, $0.1 million and ($2.3) million for the fiscal years ended March 31, 2018, 2017 and 2016, respectively.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
of American Superconductor Corporation

Opinions on the Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of American Superconductor Corporation and its subsidiaries (the Company) as of March 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2018, and the related notes and schedules (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Basis for Opinions
The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP
We have served as the Company's auditor since 2013.
Boston, Massachusetts
June 6, 2018

AMERICAN SUPERCONDUCTOR CORPORATION
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2018	March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$34,084	$26,784
Accounts receivable, net	7,365	7,956
Inventory	19,780	17,462
Note receivable, current portion	3,000	—
Prepaid expenses and other current assets	2,947	2,703
Restricted cash	—	795
Total current assets	67,176	55,700

Property, plant and equipment, net	12,513	43,438
Intangibles, net	3,230	301
Note receivable, long term portion, net of discount of $337K, and net of deferred gain of $105K as of March 31, 2018	2,559	—
Goodwill	1,719	—
Restricted cash	165	165
Deferred tax assets	542	407
Other assets	271	233

Total assets	$88,175	$100,244

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$12,625	$14,490
Note payable, current portion, net of discount of $19 as of March 31, 2017	—	1,481
Derivative liabilities	1,217	1,923
Deferred revenue, current portion	13,483	14,323
Total current liabilities	27,325	32,217

Deferred revenue, long term portion	8,454	7,631
Deferred tax liabilities	110	125
Other liabilities	57	45
Total liabilities	35,946	40,018

Commitments and contingencies (Note 15)

Stockholders' equity:
Common stock, $0.01 par value, 75,000,000 shares authorized; 21,138,689 and 14,713,839 shares issued at March 31, 2018 and 2017, respectively	211	147
Additional paid-in capital	1,041,113	1,017,510
Treasury stock, at cost, 165,094 and 97,529 shares at March 31, 2018 and 2017, respectively	(1,645)	(1,371)
Accumulated other comprehensive (loss) income	883	(503)
Accumulated deficit	(988,333)	(955,557)
Total stockholders' equity	52,229	60,226

Total liabilities and stockholders' equity	$88,175	$100,244
The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2018	2017	2016
Revenues	$48,403	$75,195	$96,023

Cost of revenues	44,608	64,352	74,041

Gross profit	3,795	10,843	21,982

Operating expenses:
Research and development	11,594	12,540	12,303
Selling, general and administrative	22,577	25,688	28,861
Amortization of acquisition related intangibles	183	157	157
Loss on contingent consideration	71	—	—
Restructuring and impairment	1,527	—	779
Total operating expenses	35,952	38,385	42,100

Operating loss	(32,157)	(27,542)	(20,118)

Change in fair value of derivatives and warrants	706	1,304	(228)
Gain on sale of minority interests	1,167	325	3,092
Interest income (expense), net	147	(383)	(1,037)
Other (expense) income, net	(2,800)	65	(2,457)

Loss before income tax expense (benefit)	(32,937)	(26,231)	(20,748)

Income tax (benefit) expense	(161)	1,142	2,391

Net loss	$(32,776)	$(27,373)	$(23,139)

Net loss per common share
Basic	$(1.73)	$(1.98)	$(1.76)
Diluted	$(1.73)	$(1.98)	$(1.76)

Weighted average number of common shares outstanding
Basic	18,967	13,804	13,178
Diluted	18,967	13,804	13,178

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Fiscal Year Ended March 31,
	2018	2017	2016
Net loss	$(32,776)	$(27,373)	$(23,139)

Other comprehensive (loss) gain, net of tax:
Foreign currency translation (losses) gains	1,386	(1,163)	968
Total other comprehensive (loss) gain, net of tax	1,386	(1,163)	968
Comprehensive loss	$(31,390)	$(28,536)	$(22,171)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Number of Shares	Par Value
Balance at March 31, 2015	9,624	$96	$985,921	$(771)	$(308)	$(905,045)	$79,893
Issuance of common stock - ESPP	8	—	30	—	—	—	30
Issuance of common stock - restricted shares	409	4	(4)	—	—	—	—
Stock-based compensation expense	—	—	3,248	—	—	—	3,248
Issuance of stock for 401(k) match	66	1	376	—	—	—	377
Issuance of common stock-equity offering	4,000	40	22,242	—	—	—	22,282
Repurchase of treasury stock	—	—	—	(110)	—	—	(110)
Cumulative translation adjustment	—	—	—	—	968	—	968
Net loss	—	—	—	—	—	(23,139)	(23,139)
Balance at March 31, 2016	14,107	$141	$1,011,813	$(881)	$660	$(928,184)	$83,549
Issuance of common stock - restricted shares	174	2	(2)	—	—	—	—
Stock-based compensation expense	—	—	2,892	—	—	—	2,892
Issuance of stock for 401(k) match	53	—	284	—	—	—	284
Issuance of common stock-equity offering	380	4	2,523	—	—	—	2,527
Repurchase of treasury stock	—	—	—	(490)	—	—	(490)
Cumulative translation adjustment	—	—	—	—	(1,163)	—	(1,163)
Net loss	—	—	—	—	—	(27,373)	(27,373)
Balance at March 31, 2017	14,714	$147	$1,017,510	$(1,371)	$(503)	$(955,557)	$60,226
Issuance of common stock - ESPP	40	—	174	—	—	—	174
Issuance of common stock - restricted shares	819	8	(8)	—	—	—	—
Stock-based compensation expense	—	—	2,692	—	—	—	2,692
Issuance of stock for 401(k) match	81	1	350	—	—	—	351
Issuance of common stock-equity offering	4,600	46	16,906	—	—	—	16,952
Issuance of stock in business acquisition	885	9	3,489				3,498
Repurchase of treasury stock	—	—	—	(274)	—	—	(274)
Cumulative translation adjustment	—	—	—	—	1,386	—	1,386
Net loss	—	—	—	—	—	(32,776)	(32,776)
Balance at March 31, 2018	21,139	$211	$1,041,113	$(1,645)	$883	$(988,333)	$52,229

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended March 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(32,776)	$(27,373)	$(23,139)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	11,459	7,519	7,972
Stock-based compensation expense	2,692	2,892	3,248
Impairment of minority interest investments	—	—	746
Provision for excess and obsolete inventory	434	1,615	2,713
(Recovery)/Write-off prepaid taxes	(82)	—	289
Gain on sale from minority interest investments	(1,167)	(325)	(3,092)
Loss from minority interest investments	—	—	356
Change in fair value of warrants and contingent consideration	(635)	(1,304)	228
Non-cash interest expense	19	156	359
Other non-cash items	793	(940)	1,462
Changes in operating asset and liability accounts:
Accounts receivable	1,145	11,143	(9,318)
Inventory	(2,423)	(815)	(782)
Prepaid expenses and other current assets	558	2,729	5,608
Accounts payable and accrued expenses	(2,956)	(7,938)	1,543
Deferred revenue	(1,888)	1,426	7,248
Net cash used in operating activities	(24,827)	(11,215)	(4,559)

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,534)	(656)	(1,201)
Proceeds from the sale of property, plant and equipment	16,910	29	47
Change in restricted cash	795	431	2,669
Cash paid for acquisition, net of cash received	74	—	—
Proceeds from sale of minority interests	1,167	325	3,092
Change in other assets	(15)	63	266
Net cash provided by investing activities	16,397	192	4,873

Cash flows from financing activities:
Employee taxes paid related to net settlement of equity awards	(274)	(490)	(110)
Repayment of debt	(1,575)	(3,167)	(4,000)
Proceeds from ATM sales, net	—	2,527	—
Proceeds from public equity offering, net	16,952	—	22,282
Proceeds from exercise of employee stock options and ESPP	175	—	30
Net cash provided by (used in) financing activities	15,278	(1,130)	18,202

Effect of exchange rate changes on cash and cash equivalents	452	(393)	324

Net increase/(decrease) in cash and cash equivalents	7,300	(12,546)	18,840
Cash and cash equivalents at beginning of year	26,784	39,330	20,490
Cash and cash equivalents at end of year	$34,084	$26,784	$39,330

Supplemental schedule of cash flow information:
Issuance of common stock in connection with the purchase of Infinia Technology Corporation	$3,498	$—	$—
Cash paid for income taxes, net of refunds	1,576	992	1,723
Issuance of common stock to settle liabilities	350	399	377
Deferred gain on sale of 64 Jackson Road building	105	—	—
Cash paid for interest	42	280	709
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
Liquidity
The Company has experienced recurring operating losses and as of March 31, 2018, the Company had an accumulated deficit of $988.3 million. In addition, the Company has experienced recurring negative operating cash flows.  At March 31, 2018, the Company had cash and cash equivalents of $34.1 million. Cash used in operations for the year ended March 31, 2018 was $24.8 million.
From April 1, 2011 through the date of this filing, the Company has reduced its global workforce substantially. In the fiscal year ended March 31, 2018 the Company announced an 8% reduction in force, primarily affecting employees in its Devens, Massachusetts facility, effective April 4, 2017 which led to a $1.5 million restructuring charge during the year ended March 31, 2018. See Note 17 "Restructuring" for further discussion of this action. The Company continues to consolidate certain business operations to reduce facility costs.  As of March 31, 2018, the Company had a global workforce of 247 persons.  The Company plans to closely monitor its expenses and, if required, expects to further reduce operating costs and capital spending to enhance liquidity.
Over the last several years, the Company has entered into several debt and equity financing arrangements in order to raise capital.  Since April 1, 2012, the Company has generated aggregate cash flows from financing activities of $85.2 million, including net proceeds of $2.5 million during the three months ended March 31, 2017 from the Company's At Market Issuance Sales Agreement ("ATM") with FBR Capital Markets & Co.  In addition, on May 10, 2017, the Company completed an additional equity offering, which generated net proceeds of approximately $17.0 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The Company terminated the ATM in conjunction with this equity offering. See Note 11, “Debt”, and Note 14 “Stockholders’ Equity” for further discussion of these financing arrangements.

On February 5, 2018, the Company entered into a Purchase and Sale Agreement (the “PSA”) with 64 Jackson, LLC (the “Purchaser”) and Stewart Title Guaranty Company (“Escrow Agent”), to effectuate the sale of certain real property located at 64 Jackson Road, Devens, Massachusetts, including the building that has served as the Company’s headquarters (collectively, the “Property”), in exchange for total consideration of $23.0 million, composed of (i) cash consideration of $17.0 million, and (ii) a $6.0 million subordinated secured commercial promissory note payable to the Company (the "Seller Note"). Subsequently, the Seller, the Purchaser and Jackson 64 MGI, LLC (“Assignee”) entered into an Assignment of Purchase and Sale Agreement (the “Assignment Agreement”), pursuant to which the Purchaser assigned all of its rights and interests in the PSA to the Assignee and the Assignee agreed to assume all of the Purchaser’s obligations and liabilities under the PSA. The transaction closed on March 28, 2018, at which time the Company received, from the Assignee, cash consideration, net of certain agreed upon closing costs, of $16.9 million, and the Seller Note at an interest rate of 1.96%. The Seller Note is secured by a subordinated second mortgage on the Property and a subordinated second assignment of leases and rents.
In December 2015, the Company entered into a set of strategic agreements valued at approximately $210.0 million with Inox, which includes a multi-year supply contract pursuant to which the Company will supply electric control systems to Inox Wind Ltd. (“Inox”) and a license agreement allowing Inox to manufacture a limited number of electrical control systems until Inox purchases the specified number of electrical control systems required under the terms of the supply contract.  After Inox purchases the specified number of electrical control systems required under the terms of the supply contract, Inox agreed that the Company will continue as Inox’s preferred supplier and Inox will be required to purchase from the Company a majority of its electric control systems requirements for an additional three-year period.

The Company believes based on the information presented above, and its annual management assessment, that it has sufficient liquidity to fund its operations and capital expenditures for the next twelve months following the issuance of the financial statements.  The Company’s liquidity is highly dependent on its ability to increase revenues, its ability to control its operating costs, and its ability to raise additional capital, if necessary.  There can be no assurance that the Company will be able to continue to raise additional capital from other sources or execute on any other means of improving liquidity described above.

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
Accounts Receivable
Accounts receivable consist of amounts owed by commercial companies and government agencies. Accounts receivable are stated net of allowances for doubtful accounts. The Company’s accounts receivable relate principally to a limited number of customers. As of March 31, 2018, Inox accounted for approximately 32% and Fuji Bridex Pte Ltd for approximately 17% of the Company’s total receivable balance, with no other customer accounting for greater than 10% of the balance.  As of March 31, 2017, Inox accounted for approximately 52% and SSE plc for approximately 17% of the Company’s total receivable balance, with no other customer accounting for greater than 10% of the balance. Changes in the financial condition or operations of the Company’s customers may result in delayed payments or non-payments which would adversely impact its cash flows from operating activities and/or its results of operations. As such, the Company may require collateral, advanced payment or other security based upon the customer history and/or creditworthiness. In determining the allowance for doubtful accounts, the Company evaluates the collectability of accounts receivable based primarily on the probability of recoverability based on historical collection and write-off experience, the age of past due receivables, specific customer circumstances, and current economic trends. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.
Inventory
Inventories include material, direct labor and related manufacturing overhead, and are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value determined on a first-in, first-out basis as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.. The Company records inventory when it takes delivery and title to the product according to the terms of each supply contract.
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
For the fiscal years ended March 31, 2018, 2017 and 2016, the Company recorded inventory reserves of approximately $0.4 million, $1.6 million, and $2.7 million, respectively, based on evaluating its ending inventory on hand for excess quantities and obsolescence. For the fiscal years ended March 31, 2018, 2017, and 2016, the Company recorded benefits of $0.7 million, $1.4 million, and $5.0 million, respectively, for the usage of inventories previously reserved.
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
On April 3, 2017, the Board of Directors approved a plan to reduce the Company's global workforce by approximately 8%, effective April 4, 2017, primarily in its Devens, Massachusetts facility. The Board of Directors also approved a move from the Company's previously owned 355,000 square-foot facility in Devens, Massachusetts to a smaller facility better suited for its 2G wire process and systems manufacturing. Since the restructuring activities impacted its Superconductor and Corporate asset groups, the Company concluded that there were indicators of potential impairment of its long-lived assets that required further analysis for these assets groups as of March 31, 2017. The Company conducted assessments of the recoverability of these assets by comparing the carrying value of the assets to the pre-tax undiscounted cash flows estimated to be generated by those assets over their remaining book useful lives. Based on the calculations performed by management, the sum of the undiscounted cash flows forecasted to be generated by certain assets were less than the carrying value of those assets. Therefore, there were indicators that certain of its assets were impaired and the Company performed additional analysis. An evaluation of the level of impairment was made by comparing the fair value of the definite long-lived tangible and intangible assets of its reporting units against their carrying values.
The fair values for the impacted property and equipment were based on what the Company could reasonably expect to sell each asset for from the perspective of a market participant. The determination of the fair value of its property and equipment includes estimates and judgments regarding marketability and ultimate sales price of individual assets. The Company utilized market data and approximations from comparable analyses to arrive at the fair value of the impacted property and equipment. The fair values of the amortizable intangible assets related to core technology and trade names were determined using primarily the relief-from-royalty method over the estimated economic lives of these assets from a perspective of a market participant. During the fiscal year ended March 31, 2017, the Company determined that the long-lived assets for the Superconductor and Corporate asset groups were not impaired as the estimated fair values exceeded the carrying values. There were no indicators requiring further impairment testing on the Company's long-lived assets during the fiscal year ended March 31, 2018.
Goodwill
Goodwill represents the excess of cost over net assets of acquired businesses that are consolidated. The Company performs its annual assessment of goodwill on February 28th each fiscal year and whenever events or changes in circumstances or a triggering event indicate that the carrying amount may not be recoverable. Determining whether a triggering event has occurred often involves significant judgment from management. An entity is permitted to first assess qualitatively whether it is necessary to perform a goodwill impairment test. The quantitative impairment test is required only if the entity concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. The Company determines the fair value of a reporting unit based on an income approach utilizing a discounted cash flow adjusted for entity specific factors. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, an entity should consider the totality of all relevant events or circumstances that affect the fair value or carrying amount of a reporting unit. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded. See Note 3, "Acquisition and Related Goodwill" for further information and discussion.
The Company performed its annual assessment of goodwill on February 28, 2018 and noted no triggering events from the analysis date to March 31, 2018 and determined that there was no impairment to goodwill.
Equity Method Investments
The Company uses the equity method of accounting for investments in entities in which it has an ownership interest, but does not exercise a controlling interest in the operating and financial policies of an investee. Under this method, an investment is carried at the acquisition cost, plus the Company’s equity in undistributed earnings or losses since acquisition.
The Company periodically tests its investments for potential impairment whenever events and circumstances indicate a loss in the fair value of the investments may be other than temporary.  During the year ended March 31, 2016, the Company sold its investment and recorded an impairment charge of $0.7 million on its investment in Tres Amigas.  There were no minority investments as of March 31, 2018 or 2017.
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
In December 2015, the Company entered into a set of strategic agreements valued at approximately $210.0 million with Inox, which includes a multi-year supply contract pursuant to which the Company will supply electric control systems to Inox and a license agreement allowing Inox to manufacture a limited number of electrical control systems until Inox purchases the specified number of electrical control systems required under the terms of the supply contract.  The Company determined this license has standalone value to the customer and can be separated from the supply contract.  The license agreement includes customer acceptance criteria to demonstrate that the know-how to manufacture the electrical control systems has been fully transferred. The Company is deferring recognition of the revenue allocable to the license until this acceptance criteria have been met.
In March 2016, the Company entered into a set of agreements to jointly develop an advanced, low-cost manufacturing process for second generation high temperature superconductor wire with BASF. Under the joint development agreement, the Company’s manufacturing know-how for its Amperium® superconductor wire and BASF's chemical solution deposition production technology will be combined. As part of the agreements, the Company also entered into a royalty-bearing, non-exclusive license under which the Company agreed to provide BASF a specified portion of its second generation (2G) high temperature superconductor (HTS) wire manufacturing technology.  The Company determined that the license rights it provides to BASF have standalone value from the ongoing joint development effort. The Company transferred the license rights to BASF in March 2016 recording $3.0 million of license revenue in the fiscal year ended March 31, 2016 as there were no remaining obligations associated with these rights. Any newly developed intellectual property as a result of the joint development will be owned by BASF.  Should this development effort be successful, the Company has the right to incorporate this new technology into its manufacturing process on a royalty-free basis. BASF has also agreed to make guaranteed annual payments to the Company through fiscal 2017 and has an option to continue the joint development through fiscal 2018. The Company is recording revenue for the research and development services being provided over the term of the arrangement.

Infrequently, the Company receives requests from customers to hold product being purchased from us for a valid business purpose. The Company recognizes revenue for such arrangements provided the transaction meets, at a minimum, the following criteria: a valid business purpose for the arrangement exists; risk of ownership of the purchased product has been transferred to the buyer; there is a fixed delivery date that is reasonable and consistent with the buyer’s business purpose; the product is ready for shipment; the Company has no continuing performance obligation in regards to the product and the products have been segregated from our inventories and cannot be used to fill other orders received. For the fiscal year ended March 31, 2018 such transactions in revenue were $3.7 million. There were no such transactions in revenue for the fiscal years ended March 31, 2017 or 2016.
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
On April 1, 2018 the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). For further discussion regarding the changes and financial impact of adopting Topic 606 see Note 20, Recent Accounting Pronouncements.
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
Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. The Company includes interest and penalties related to gross unrecognized tax benefits within the provision for income taxes.  See Note 13, “Income Taxes,” for further information regarding its income tax assumptions and expenses.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 ("the Act") was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 34% to 21% effective for tax years beginning after December 31, 2017 and a one-time mandatory deemed repatriation of cumulative foreign earnings. The

Company has calculated its best estimate of the impact of the Act in the year end income tax provision in accordance with the Company's understanding of the Act and guidance available at the time of this filing. The Company has calculated a provisional estimate of the impact of the Act in our year end income tax provision in accordance with our understanding of the Act and guidance available of this filing. See Note 13, “Income Taxes,” for further information regarding its income tax assumptions and expenses.
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
The Company's adoption of ASU 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting on April 1, 2016 also resulted in the prospective classification of excess tax benefits as cash flows from operating activities in the same manner as other cash flows related to income taxes within the consolidated statements of cash flows. Based on the prospective method of adoption chosen, the classification of excess tax benefits within the consolidated statements of cash flows for prior periods presented has not been adjusted to reflect the change.
Computation of Net Loss per Common Share
Basic net loss per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing the net loss by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. For the fiscal years ended March 31, 2018, 2017, and 2016, common equivalent shares of 1,157,895, 1,538,418, and 1,552,959, respectively, were not included in the calculation of diluted EPS as they were considered antidilutive. The following table reconciles the numerators and denominators of the EPS calculation for the fiscal years ended March 31, 2018, 2017, and 2016 (in thousands except per share amounts):

	Fiscal year ended March 31,
	2018	2017	2016
Numerator:
Net loss	$(32,776)	$(27,373)	$(23,139)
Denominator:
Weighted-average shares of common stock outstanding	19,621	14,231	13,295
Weighted-average shares subject to repurchase	(654)	(427)	(117)
Shares used in per-share calculation ― basic	18,967	13,804	13,178
Shares used in per-share calculation ― diluted	18,967	13,804	13,178
Net loss per share ― basic	$(1.73)	$(1.98)	$(1.76)
Net loss per share ― diluted	$(1.73)	$(1.98)	$(1.76)
Foreign Currency Translation
The functional currency of all the Company’s foreign subsidiaries is the U.S. dollar, except for AMSC Austria, for which the local currency (Euro) is the functional currency, and AMSC China, for which the local currency (Renminbi) is the functional currency. The assets and liabilities of AMSC Austria and AMSC China are translated into U.S. dollars at the exchange rate in effect at the balance sheet date and income and expense items are translated at average rates for the period. Cumulative translation adjustments are excluded from net loss and shown as a separate component of stockholders’ equity. Net foreign currency gains (losses) are included in net loss and were ($2.8) million, $0.1 million, and ($2.3) million for the fiscal years ended March 31, 2018, 2017 and 2016, respectively. The Company has no restrictions on the foreign exchange activities of its foreign subsidiaries, including the payment of dividends and other distributions.
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
Several of the Company’s government contracts are being funded incrementally, and as such, are subject to the future authorization, appropriation, and availability of government funding. The Company has a history of successfully obtaining financing under incrementally-funded contracts with the U.S. government and it expects to continue to receive additional contract modifications in the year ending March 31, 2019 and beyond as incremental funding is authorized and appropriated by the government.
Contingencies
From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. The Company records a liability in its consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. Management reviews these estimates in each accounting period as additional information is known and adjusts the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. If, with respect to a matter, it is not both probable to result in liability and the amount of loss cannot be reasonably estimated, an estimate of possible loss or range of loss is disclosed unless such an estimate cannot be made. The Company does not recognize gain contingencies until they are realized. Legal costs incurred in connection with loss contingencies are expensed as incurred. See Note 15, “Commitments and Contingencies,” for further information regarding the Company’s pending litigation.
Disclosure of Fair Value of Financial Instruments
The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, warrants to purchase shares of common stock, derivatives, and a senior secured term loan. The carrying amounts of cash and cash equivalents, accounts receivable, short-term debt, accounts payable, and accrued expenses due to their short nature approximate fair value at March 31, 2018 and 2017. The estimated fair values have been determined through information obtained from market sources and management estimates.  The fair value for the warrant arrangements has been estimated by management based on the terms that it believes it could obtain in the current market for debt with the same terms and similar maturities.  The Company classifies the estimates used to fair value these instruments as Level 3 inputs See Note 4, “Fair Value Measurements” for a full discussion on fair value measurements.

3. Acquisition and Related Goodwill

Acquisition of Infinia Technology Corporation
On September 25, 2017, the Company acquired Infinia Technology Corporation ("ITC") for approximately $3.8 million as described below (the "Acquisition"). Located in Richmond, Washington, ITC is a technology firm founded in 2009 specializing in the design, development and commercialization of cryo-coolers for a wide range of applications.
Pursuant to the terms of the stock purchase agreement ("SPA"), the Company acquired all of the issued and outstanding shares of ITC (the "ITC Shares") from the selling stockholders, for a purchase price of approximately $3.8 million consisting of $0.1 million in cash and 884,890 shares of the Company’s common stock (the "AMSC Shares"), $0.01 par value per share at a per share price of $4.02 on the acquisition date. Under the terms of the SPA, the Company was obligated to file a registration statement (the "Resale Registration Statement") covering the resale of the AMSC Shares by the selling stockholders no later than 10 business days following the closing of the Acquisition, and to use commercially reasonable efforts to cause the Resale Registration Statement to be declared effective by the SEC as soon as practicable thereafter. Additionally, the Company agreed to pay the selling stockholders an amount in cash (the "Make Whole Payment"), if any, equal to (x) an amount equal to (i) the price per AMSC Share pursuant to the terms of the SPA, multiplied by (ii) the number of AMSC Shares sold by the selling stockholders during the first 90 days after the effectiveness of the Resale Registration Statement, minus (y) the aggregate sales proceeds received by the Selling Stockholders from the sale of any AMSC Shares during the first 90 days after the effectiveness of the Resale Registration Statement. The Resale Registration Statement was declared effective on October 23, 2017. The contingent liability related to the Make Whole Payment was determined under a fair value option based pricing model to be $0.6 million on September 25, 2017 and was subsequently reassessed at each period end until the final amount due of $0.7 million as of December 31, 2017 was determined according to the agreed upon formula. See Note 4 "Fair Value Measurements" and Note 12 "Warrants and Derivative Liabilities" for further discussion regarding the valuation of this liability. On January 5, 2018, the Company settled the Make Whole Payment to the selling stockholders in the amount of $0.7 million.
ITC was integrated into the Company's Grid business unit. The Acquisition has been accounted for under the purchase method of accounting in accordance with ASC 805, Business Combinations. The Company allocated the purchase price to the assets acquired and liabilities assumed at their estimated fair values as of the date of Acquisition. The Company estimated the fair value of the intangible assets at $3.4 million, which consisted of core-technology and know-how, working capital of $0.2 million and property, plant and equipment of less than $0.1 million. A long-term deferred tax liability of $1.1 million was recorded for the differing book and tax bases of the ITC assets and liabilities as of March 31, 2018.
The following table summarizes the consideration paid for ITC and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date, as well as the fair value at the acquisition date (in millions):

September 25, 2017
Consideration
Cash	$0.1
Equity (884,890 shares of common stock at $4.02 per share)	3.6
Contingent consideration	0.6
Total Consideration	$4.3

Recognized amounts of identifiable assets acquired and liabilities assumed
Core technology and know-how	$3.4
Working capital	0.2
Property, plant and equipment	0.0
Total identifiable net assets	$3.6
Long-term deferred tax liability	1.1
Goodwill recognized	$1.7
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
The results of ITC's operations, which were not significant from the date of acquisition until March 31, 2018, are included in the Company’s consolidated results from the date of Acquisition of September 25, 2017 through the fiscal year end of March 31, 2018. Assuming the Acquisition had occurred on April 1, 2017 and 2016, the impact on the consolidated results of the Company would not have been significant.

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
The guidance under ASC 805-30 provides for the recognition of goodwill on the Acquisition date measured as the excess of the aggregate consideration transferred over the net of the Acquisition date amounts of net assets acquired and liabilities assumed. The fair value of the contingent consideration included in the total consideration transferred was determined using the Black-Scholes pricing model, and all other consideration transferred was calculated using its observable market fair value. The tangible net assets acquired fair value was based on observable market fair value. The acquired intangible asset fair value was determined using discounted cash flows under an excess in earnings model.
The Company determined that it has one reporting unit to which goodwill is allocated - Ship Protection Systems ("SPS"). Goodwill of $1.7 million as of March 31, 2018 is a result of acquiring ITC on September 25, 2017. The Acquisition provides technology supporting the Company's efforts with the U.S. Navy and SPS products. Determining the fair value of a reporting unit requires judgment and involves the use of significant estimates and assumptions. These estimates and assumptions may include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, the determination of appropriate market comparables as well as the fair value of individual assets and liabilities. During the fiscal year ended March 31, 2018, the Company performed a quantitative impairment test to establish a fair value baseline for the SPS reporting unit. The Company used an income approach, specifically a discounted cash flow (“DCF”) method, to establish the fair value of the SPS reporting unit and compared it to the carrying value of the reporting unit. Significant estimates and judgments were involved in this assessment. Those estimates and judgments include financial projections, discount rates, tax rates and other related assumptions.
It was determined that the fair value of the net assets assigned to the reporting unit exceeded the carrying value of the reporting unit, therefore the Company did not need to record an impairment loss. The Company did not identify any triggering events in the period between the annual impairment assessment date and March 31, 2018, which would require subsequent testing of goodwill.

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

The Company provides a gross presentation of activity within Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements.  A change in the hierarchy of an investment from its current level is reflected in the period during which the pricing methodology of such investment changes.  Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 is made in the event that the related security is significant to total cash and investments.  The Company did not have any transfers of assets and liabilities from Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the year ended March 31, 2018.
A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The following table provides the assets and liabilities carried at fair value on a recurring basis, measured as of March 31, 2018 and 2017 (in thousands):

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018:
Assets:
Cash equivalents	$32,589	$32,589	$—	$—
Derivative liabilities:
Warrants	$1,217	$—	$—	$1,217

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017:
Assets:
Cash equivalents	$14,105	$14,105	$—	$—
Derivative liabilities:
Warrants	$1,923	$—	$—	$1,923

The table below reflects the activity for the Company’s major classes of liabilities measured at fair value on a recurring basis (in thousands):

Warrants
April 1, 2017	$1,923
Mark to market adjustment	(706)
March 31, 2018	$1,217

Warrants
April 1, 2016	$3,227
Mark to market adjustment	(1,304)
Balance at March 31, 2017	$1,923

Valuation Techniques
Cash Equivalents
Cash equivalents consist of highly liquid instruments with maturities of three months or less that are regarded as high quality, low risk investments and are measured using such inputs as quoted prices, and are classified within Level 1 of the valuation hierarchy. Cash equivalents consist principally of certificates of deposits and money market accounts.
Warrants
Warrants were issued in conjunction with a Securities Purchase Agreement (the “Purchase Agreement”) with Capital Ventures International (“CVI”), an equity offering to Hudson Bay Capital in November 2014, and a Loan and Security Agreement with Hercules Technology Growth Capital, Inc. (“Hercules”). Warrants issued to CVI expired on October 4, 2017. See Note 11, “Debt,” and Note 12 “Warrants and Derivative Liabilities,” for additional information. These warrants are subject to revaluation at each balance sheet date, and any change in fair value will be recorded as a change in fair value in derivatives and warrants until the earlier of their exercise or expiration.
The Company relies on various assumptions in a lattice model to determine the fair value of warrants. The Company has valued the warrants within Level 3 of the valuation hierarchy. See Note 12, “Warrants and Derivative Liabilities,” for a discussion of the warrants and the valuation assumptions used.

5. Accounts Receivable
Accounts receivable at March 31, 2018 and March 31, 2017 consisted of the following (in thousands):

	March 31, 2018	March 31, 2017
Accounts receivable (billed)	$4,403	$7,436
Accounts receivable (unbilled)	3,016	574
Less: Allowance for doubtful accounts	(54)	(54)
Accounts receivable, net	$7,365	$7,956

6. Inventory
Inventory at March 31, 2018 and March 31, 2017 consisted of the following (in thousands):

	March 31, 2018	March 31, 2017
Raw materials	$7,526	$4,263
Work-in-process	920	426
Finished goods	8,767	8,016
Deferred program costs	2,567	4,757
Net inventory	$19,780	$17,462

The Company recorded inventory write-downs of $0.4 million and $1.6 million for the fiscal years ended March 31, 2018 and 2017, respectively.  These write downs were based on evaluating its inventory on hand for excess quantities and obsolescence.
Deferred program costs as of March 31, 2018 and March 31, 2017 primarily represent costs incurred on programs accounted for under contract accounting where the Company needs to complete development milestones before revenue and costs will be recognized.

7. Note Receivable
AMSC entered into a purchase and sale agreement dated February 1, 2018 for the Devens facility (including land, building and building improvements) located at 64 Jackson Road, Devens, Massachusetts to 64 Jackson Road, LLC, a limited liability company, in the amount of $23.0 million. The terms for payment included a $1.0 million security deposit, and a note receivable for $6.0 million payable to AMSC with the remaining cash net of certain adjustments for closing costs at the date of settlement.
The note receivable is due in two $3.0 million installments plus accrued interest at 1.96% rate on March 31, 2019 and March 31, 2020. The note is subordinate to East Boston Savings Bank's mortgage on the Devens property. The note receivable was discounted to its present value of $5.7 million utilizing a discount rate of 6%, which was based on management’s assessment of what an appropriate loan at current market rate would be. The $0.3 million discount was recorded as an offset to the long term portion of the note receivable, and will be amortized to interest income over the term of the note. In addition, the resulting gain of $0.1 million from the sale of the property will be deferred under the cost recovery method for real estate sales due to the subordination of the note receivable. The deferred gain is offset against the long-term portion of the note receivable.
Note receivable as of March 31, 2018 consisted of the following (in thousands):

March 31, 2018
Current assets
Note receivable, current	3,000
Total current note receivable	$3,000

Long term assets
Note receivable, long term	3,000
Note receivable discount	(337)
Deferred gain on sale	(105)
Total long term note receivable	$2,559

8. Property, Plant and Equipment
The cost and accumulated depreciation of property and equipment at March 31, 2018 and 2017 are as follows (in thousands):

	March 31, 2018	March 31, 2017
Land	$—	$3,643
Construction in progress - equipment	654	601
Buildings	—	34,549
Equipment and software	72,760	73,445
Furniture and fixtures	1,878	1,201
Leasehold improvements	1,426	2,442
Property, plant and equipment, gross	76,718	115,881
Less accumulated depreciation	(64,205)	(72,443)
Property, plant and equipment, net	$12,513	$43,438

On March 28, 2018 the Company sold land, building and building improvements associated with its Devens facility in Massachusetts with a net book value of $22.4 million for $23.0 million. The resulting gain from the sale of the property of $0.1 million after consideration for certain settlement costs of $0.1 million due from the seller and the note discount of $0.3 million will be deferred under the cost recovery method. See Note 7, "Note Receivable" for further information and discussion.

Depreciation expense was $11.0 million, $7.0 million, and $7.4 million, for the fiscal years ended March 31, 2018, 2017, and 2016, respectively. Included in depreciation expense for the year ended March 31, 2018 is $4.9 million of accelerated depreciation recorded to cost of revenues related to revised estimates of the remaining useful lives of certain pieces of manufacturing equipment. Construction in progress - equipment primarily includes capital investments in the Company's newly leased facility in Ayer, Massachusetts.

9. Intangible Assets
Intangible assets at March 31, 2018 and 2017 consisted of the following (in thousands):

	2018			2017
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value	Estimated Useful Life
Licenses	$4,322	$(4,322)	$—	$4,422	$(4,134)	$288	7
Core technology and know-how	8,703	(5,473)	3,230	4,806	(4,793)	13	5-10
Intangible assets	$13,025	$(9,795)	$3,230	$9,228	$(8,927)	$301

The Company recorded intangible amortization expense of $0.5 million, $0.6 million, and $0.6 million for the fiscal years ended March 31, 2018, 2017, and 2016, respectively.
Expected future amortization expense related to intangible assets is as follows (in thousands):

Fiscal years ending March 31,	Total
2019	340
2020	340
2021	340
2022	340
2023	340
Thereafter	1,530
Total	$3,230

The geographic composition of intangible assets is as follows (in thousands):

	March 31,
	2018	2017
Intangible assets by geography:
U.S.	$3,230	$301
Total	$3,230	$301

The business segment composition of intangible assets is as follows (in thousands):

	March 31,
	2018	2017
Intangible assets by business segments:
Grid	$3,230	$301
Total	$3,230	$301

10. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses at March 31, 2018 and March 31, 2017 consisted of the following (in thousands):

	March 31, 2018	March 31, 2017
Accounts payable	$3,096	$3,207
Accrued inventories in-transit	1,207	313
Accrued other miscellaneous expenses	2,412	2,240
Accrued compensation	3,605	5,042
Income taxes payable	536	1,344
Accrued warranty	1,769	2,344
Total	$12,625	$14,490
The Company generally provides a one to three year warranty on its products, commencing upon installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.
Product warranty activity was as follows (in thousands):

	Fiscal Years Ended March 31,
	2018	2017
Balance at beginning of period	$2,344	$3,601
Change in accruals for warranties during the period	890	1,219
Settlements during the period	(1,465)	(2,476)
Balance at end of period	$1,769	$2,344

11. Debt
Senior Secured Term Loans
On December 19, 2014, the Company entered into a second amendment with Hercules (the “Hercules Second Amendment”) and entered into a new term loan, borrowing an additional $1.5 million (the “Term Loan C”).  After closing fees and expenses, the net proceeds to the Company for the Term Loan C were $1.4 million.  The Company made interest only payments at an interest rate of 11% through March 16, 2017 when the interest rate was increased to 11.25% until maturity on June 1, 2017, when the loan was repaid in its entirety.
Hercules received warrants to purchase 13,927 shares of common stock (the “First Warrant”) and 25,641 shares of common stock (the “Second Warrant”) in conjunction with prior term loans that have been repaid in full.  Due to certain adjustment provisions within the warrants, they qualified for liability accounting. The fair value of the warrants, $0.4 million and $0.2 million, respectively, was recorded upon issuance to debt discount and a warrant liability. In conjunction with the Hercules Second Amendment, the First Warrant and Second Warrant were canceled and replaced with the issuance of a new warrant (the “Hercules Warrant”) to purchase 58,823 shares of common stock at an exercise price of $7.85 per share, subject to certain price-based and other anti-dilution adjustments.  The Hercules Warrant expires on June 30, 2020.  See Note 12, “Warrants and Derivative Liabilities”, for a discussion on the Warrant and the valuation assumptions used.
Interest expense for the fiscal years ended March 31, 2018, 2017 and 2016, was less than $0.1 million, $0.4 million and $1.0 million, respectively, which included less than $0.1 million, $0.2 million and $0.4 million, respectively, of non-cash interest expense related to the amortization of the debt discount and payment of the Note in Company common stock at a discount.

12. Warrants and Derivative Liabilities
The Company accounts for its warrants and contingent consideration as liabilities due to certain adjustment provisions within the instruments, which require that they be recorded at fair value. The warrants are subject to revaluation at each balance sheet date and any change in fair value is recorded as a change in fair value of warrants until the earlier of its expiration or its exercise at which time the warrant liability will be reclassified to equity. The Company calculated the fair value of the warrants utilizing an integrated lattice model. The contingent consideration is subject to revaluation at each balance sheet date and any change in fair value is recorded as a change in fair value of contingent consideration until the earlier of its settlement or expiration. The Company determined the fair value of the contingent consideration utilizing a Black-Scholes option pricing method upon acquisition and as of September 30, 2017. The contingent consideration was settled as of March 31, 2018. See Note 4, "Fair Value Measurements", for further discussion.

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
 Hercules Warrant
On December 19, 2014, the Company entered into the Hercules Second Amendment, (see Note 11, “Debt” for additional information).  In conjunction with the agreement, the Company issued the Hercules Warrant to purchase 58,823 shares of the Company’s common stock.  The Hercules Warrant is exercisable at any time after its issuance at an exercise price of $7.85 per share, subject to certain price-based and other anti-dilution adjustments, including the equity raise in May 2017, the acquisition of ITC with common stock in September 2017 and sales of common stock under the ATM entered into in January 2017, and expires on June 30, 2020.
November 2014 Warrant
On November 13, 2014, the Company completed an offering of approximately 909,090 units of the Company’s common stock with Hudson Bay Capital.  Each unit consisted of one share of the Company’s common stock and 0.9 of a warrant to purchase one share of common stock, or a warrant to purchase in the aggregate 818,181 shares (the “November 2014 Warrant”).  The November 2014 Warrant is exercisable at any time, at an exercise price equal to $7.81 per share, subject to certain price-based and other anti-dilution adjustments as noted above, and expires on November 13, 2019.
Following is a summary of the key assumptions used to calculate the fair value of the November 2014 Warrant:

	March 31,	December 31,	September 30,	June 30,
Fiscal Year 2017	2018	2017	2017	2017
Risk-free interest rate	2.20%	1.87%	1.49%	1.44%
Expected annual dividend yield	—	—	—	—
Expected volatility	65.86%	65.86%	65.64%	67.21%
Term (years)	1.62	1.87	2.12	2.37
Fair value	$1.1 million	$0.4 million	$0.8 million	$0.9 million

	March 31,	December 31,	September 30,	June 30,
Fiscal Year 2016	2017	2016	2016	2016
Risk-free interest rate	1.41%	1.43%	0.93%	0.77%
Expected annual dividend yield	—	—	—	—
Expected volatility	66.53%	69.31%	68.96%	70.01%
Term (years)	2.62	2.87	3.12	3.37
Fair value	$1.8 million	$2.3 million	$2.3 million	$3.2 million

	March 31,	December 31,	September 30,	June 30,	March 31,
Fiscal Year 2015	2016	2015	2015	2015	2015
Risk-free interest rate	0.98%	1.51%	1.17%	1.44%	1.28%
Expected annual dividend yield	—	—	—	—	—
Expected volatility	69.88%	70.02%	73.02%	74.18%	75.96%
Term (years)	3.62	3.87	4.12	4.37	4.62
Fair value	$2.6 million	$2.1 million	$1.3 million	$1.8 million	$2.5 million
The Company recorded a net gain, resulting from a decrease in the fair value of the November 2014 Warrant, of $0.7 million, a net gain, resulting from a decrease in the fair value of the November 2014 Warrant, of $1.4 million, and a net loss resulting from an increase in the fair value of the November 2014 Warrant, of $0.1 million to change in fair value of derivatives and warrants in the fiscal years ended March 31, 2018, 2017 and 2016, respectively.

The Company prepared its estimates for the assumptions used to determine the fair value of the warrants issued in conjunction with both the Exchanged Note, the repaid term loans, and the November 2014 Warrant utilizing the respective terms of the warrants with similar inputs, as described above.
Contingent Consideration
The Company evaluated the ITC acquisition Make Whole Payment set forth in the SPA, which ultimately required net settlement cash, and determined the contingent consideration qualified for liability classification and derivative treatment under ASC 815. As a result, for each period the fair value of the contingent consideration was remeasured and the resulting gain or loss was recognized in operating expenses.
Following is a summary of the key assumptions used to calculate the fair value of the contingent consideration related to the ITC acquisition:

	September 30,	September 25,
Fiscal Year 2017	2017	2017
Risk-free interest rate	1.09%	1.09%
Expected annual dividend yield	—	—
Expected volatility	66.54%	65.71%
Term (years)	0.31	0.32
Fair value	$0.4	$0.6
All of the stock related to this liability was sold as of December 5, 2017 and the amount of the Make Whole Payment was calculated to be $0.7 million, and subsequently paid on January 5, 2018. As such, no fair value estimate using a Black-Scholes model was needed as the liability was recorded at the known settlement value for the period ending December 31, 2017. The Company recorded a net loss of $0.1 million resulting from an increase in the fair value of the contingent consideration in the year ended March 31, 2018.

13. Income Taxes
Loss before income taxes for the fiscal years ended March 31, 2018, 2017, and 2016 are provided in the table as follows (in thousands):

	Fiscal years ended March 31,
	2018	2017	2016
Loss before income tax expense:
U.S.	$(100,341)	$(31,664)	$(29,436)
Foreign	67,404	5,433	8,688
Total	$(32,937)	$(26,231)	$(20,748)

The components of income tax expense (benefit) attributable to continuing operations consist of the following (in thousands):

	Fiscal years ended March 31,
	2018	2017	2016
Current
Federal	$374	$765	$459
State	—	—	—
Foreign	592	619	1,950
Total current	966	1,384	2,409

Deferred
Federal	(1,086)	60	(18)
State	—	—	—
Foreign	(41)	(302)	—
Total deferred	(1,127)	(242)	(18)

Income tax (benefit) expense	$(161)	$1,142	$2,391

The reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate is shown below.

	Fiscal years ended March 31,
	2018	2017	2016
Statutory federal income tax rate	(31)%	(34)%	(34)%
Federal rate change	351	—	—
State income taxes, net of federal benefit	(3)	—	1
Deemed dividend and dividends paid	7	20	5
Foreign income tax rate differential	(62)	(1)	5
Stock options	—	—	1
Research and development tax credit	(1)	(2)	(5)
Deferred warrants	(1)	(2)	—
Reversal of uncertain tax benefits	(3)	—	—
True-up of NOLs	11	(40)	19
Settlement of intercompany balances	—	—	(9)
Nondeductible foreign currency exchange remeasurement loss	—	—	10
Valuation allowance	(268)	63	18
Effective income tax rate	—%	4%	11%

The following is a summary of the principal components of the Company’s deferred tax assets and liabilities (in thousands):

	March 31, 2018	March 31, 2017
Deferred tax assets:
Net operating loss carryforwards	$210,194	$297,961
Research and development and other tax credit carryforwards	12,828	11,965
Accruals and reserves	22,406	26,222
Fixed assets and intangible assets	1,568	2,250
Other	12,996	12,454
Gross deferred tax assets	259,992	350,852
Valuation allowance	(227,686)	(315,092)
Total deferred tax assets	32,306	35,760

Deferred tax liabilities:
Intercompany debt	(29,130)	(25,841)
Other	(2,744)	(9,637)
Total deferred tax liabilities	(31,874)	(35,478)
Net deferred tax asset	$432	$282

On December 22, 2017, the Act was signed into law. ASC Topic 740 requires deferred tax assets and liabilities to be measured using the enacted rate for the period in which they are expected to reverse. The SEC staff issued Staff Accounting Bulletin No. 118, which provides guidance for companies that have not completed their accounting for the income tax effects of the Act in the period of enactment, allowing for a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. Accordingly, the new 21% U.S. Federal corporate tax rate was used to measure the U.S. deferred tax assets and liabilities that will reverse in future periods and the Company recorded a reduction for the change in corporate income tax rate from 34% to 21% of $116.3 million to deferred tax assets and the valuation allowance. The Company's deferred tax attributes are generally subject to a full valuation allowance in the U.S. and thus, this adjustment to the attributes did not impact the tax provision. In addition, the new legislation includes a one-time transition tax in which all foreign earnings are deemed to be repatriated to the U.S. and taxable at specified rates included within the Act. The Company reviewed the accumulated foreign earnings aggregated across all non U.S. subsidiaries, net of foreign deficits. The Company believes it is in an aggregate net foreign deficit position for U.S. tax purposes and therefore not liable for the transition tax. The Company made reasonable estimates and does not anticipate significant revisions to the accounting for the tax impact of the Act, but has not completed the accounting for the tax effects of the Act at March 31, 2018. The Company will continue to assess its provision for income taxes as future guidance is issued, but does not currently anticipate significant revisions will be necessary. The ultimate impact may differ from the Company's provisional estimates, possibly materially, due to additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be used and actions the Company may take as a result of the Act. The accounting is expected to be complete within the one year measurement period in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation- Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The guidance simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of excess tax benefits in the consolidated statements of cash flows. This amendment is effective for annual periods beginning after December 15, 2016 and early adoption is permitted. The Company elected to early adopt the new guidance in the fourth quarter of fiscal 2016 which requires them to reflect any adjustments as of April 1, 2016, the beginning of the annual period that includes the interim period of adoption. The Company has not changed the way it accounts for forfeitures. Prior to April 1, 2016, the Company recognized the excess tax benefits of stock-based compensation expense as additional paid-in capital ("APIC"), and tax deficiencies of stock-based compensation expense in the income tax provision or as APIC to the extent that there were sufficient recognized excess tax benefits previously recognized. As a result of the prior guidance that the excess tax benefits reduce taxes payable prior to being recognized as an increase in capital, the Company had not recognized certain deferred tax assets (all tax attributes such as loss ) that could be attributed to tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Effective April 1, 2016, the Company early adopted a change in accounting policy in accordance with ASU 2016-09 to account for excess tax benefits and tax deficiencies as income tax expense or benefit, treated as discrete items in the reporting period in which they occur, and to recognize previously unrecognized deferred tax assets that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized for financial reporting. No prior periods were restated as a result of this change in accounting policy as the Company previously maintained a valuation allowance against its deferred tax assets that could be attributed to equity compensation in excess of compensation recognized for financial reporting. As a result of the early adoption of ASU 2016-09, the Company recognized an increase to its deferred tax asset of $18.0 million offset by an increase in the Company’s valuation allowance. There was no impact to the Company’s financial statements as a result of the adoption.

The Company has provided a full valuation allowance against its net deferred income tax assets since it is more likely than not that its deferred tax assets are not currently realizable due to the net operating losses incurred by the Company since its inception and net operating losses forecasted in the future. During the year ended March 31, 2018, the Company’s valuation allowance decreased by approximately $87.4 million, primarily due to the tax effect of the Company's change in income tax rate from 34% to 21% offset by an increase in the Company’s net operating loss.

At March 31, 2018, the Company had aggregate net operating loss carryforwards in the U.S. for federal and state income tax purposes of approximately $871.0 million and $232.0 million, respectively, which expire in the years ending March 31, 2018 through 2038. For U.S. federal tax purpose, approximately $89.0 million of Federal net operating losses have an indefinite carryforward period. Included in the U.S. net operating loss are $3.7 million of acquired losses from Power Quality Systems, Inc. and $0.3 million of acquired losses from Infinia Technology Corporation. Research and development and other tax credit carryforwards amounting to approximately $9.5 million and $3.3 million are available to offset federal and state income taxes, respectively, and will expire in the years ending March 31, 2019 through 2038.
At March 31, 2018, the Company had aggregate net operating loss carryforwards for its Austrian subsidiary, AMSC Austria GmbH, of approximately $46.5 million which can be carried forward indefinitely subject to certain annual limitations. At March 31, 2018, the Company had aggregate net operating loss carryforwards for its Chinese operation of approximately $11.7 million, which can be carried forward for five years and begin to expire December 31, 2018. Also the Company had immaterial amounts of current and net operating loss carryforwards for its other foreign operations which can be carried forward indefinitely.
Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “IRC”), provides limits on the extent to which a corporation that has undergone an ownership change (as defined) can utilize any net operating loss ("NOL") and general business tax credit carryforwards it may have. The Company updated its study through June 15, 2017 as a result of the May 2017 equity offering to determine whether Section 382 could limit the use of its carryforwards in this manner. After completing this study, the Company has concluded that the limitation will not have a material impact on its ability to utilize its NOL carryforwards.  If there were material ownership changes subsequent to the study, such changes could limit the Company's ability to utilize its NOL carryforwards. The Company increased its NOL’s by $0.3 million due to acquired losses in the fiscal year ended March 31, 2018 from ITC. The Company conducted a study on the acquired NOL and concluded that the limitations under Section 382 will not have a material impact on its ability to utilize its NOL carryforwards
The total amount of undistributed foreign earnings available to be repatriated at March 31, 2018 was $2.6 million resulting in the recording of a $0.1 million deferred tax liability for foreign withholding taxes.
Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.  The Company did not identify any uncertain tax positions at March 31, 2018.  The Company did not have any gross unrecognized tax benefits at March 31, 2018 or 2017.
There were no reversals of uncertain tax positions in the years ended March 31, 2018, 2017 and 2016.

The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. Any unrecognized tax benefits, if recognized, would favorably affect its effective tax rate in any future period. The Company does not expect that the amounts of unrecognized benefits will change significantly within the next twelve months.
The Company conducts business globally and, as a result, its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Major tax jurisdictions include the U.S., China, Romania and Austria. All

U.S. income tax filings for fiscal years ended March 31, 1996 through 2018 remain open and subject to examination. During the fiscal year ended March 31, 2015, the Company concluded a tax audit for the period April 1, 2008 through March 31, 2011 with its foreign subsidiary in Austria.  The results of this audit found no material exceptions to the Company’s tax positions.
All fiscal years from the year ended March 31, 2013 through 2018 remain open and subject to examination in Austria.  The Company’s tax filings in China for calendar years 2013 and 2014 were examined with no material exceptions.  Although the 2013 and 2014 tax years in China were audited, they remain subject to further review until the statute of limitations has expired. The statute of limitations in China for the tax authorities to audit is generally three years. Tax filings in China for calendar years 2008 through 2012 and 2015 through 2018 remain open and subject to examination.  Tax filings in Romania for the years ended March 31, 2014 through 2018 remain open and subject to examination.

14. Stockholders’ Equity

Stock-Based Compensation Plans
As of March 31, 2018, the Company had two active stock plans: the 2007 Stock Incentive Plan, as amended (the “2007 Plan”) and the Amended and Restated 2007 Director Stock Plan (the “2007 Director Plan”). Both the 2007 Plan and the 2007 Director Plan were approved by the Company’s stockholders on July 29, 2016.
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

As of March 31, 2018, the 2007 Director Plan provided for the grant of nonstatutory stock options and stock awards to members of the Board of Directors who are not also employees of the Company (outside directors). Under the terms of the 2007 Director Plan, each outside director is granted an option to purchase shares of common stock with an aggregate grant date value equal to $40,000 upon his or her initial election to the Board with an exercise price equal to the fair market value of the Company’s common stock on the date of the grant. These options vest in equal annual installments over a two-year period. In addition, each outside director is granted an award of shares of common stock with an aggregate grant date value equal to $40,000 3 business days following the last day of each fiscal year, subject to proration for any partial fiscal year of service.
As of March 31, 2018, the 2007 Plan had 666,092 shares and the 2007 Director Plan had 113,662 shares available for future issuance.

Stock-Based Compensation
The components of employee stock-based compensation for the years ended March 31, 2018, 2017 and 2016 were as follows (in thousands):

	Fiscal years ended March 31,
	2018	2017	2016
Stock options	$227	$323	$663
Restricted stock and stock awards	2,434	2,569	2,574
Employee stock purchase plan	31	—	11
Total stock-based compensation expense	$2,692	$2,892	$3,248
The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. The total unrecognized compensation cost for unvested outstanding stock options was $0.2 million for the fiscal year ended March 31, 2018. This expense will be recognized over a weighted-average expense period of approximately 1.0 year. The total unrecognized compensation cost for unvested outstanding restricted stock was $2.4 million for the fiscal year ended March 31, 2018. This expense will be recognized over a weighted-average expense period of approximately 1.9 years.
The following table summarizes employee stock-based compensation expense by financial statement line item for the fiscal years ended March 31, 2018, 2017 and 2016 (in thousands):

	Fiscal years ended March 31,
	2018	2017	2016
Cost of revenues	$137	$185	$274
Research and development	373	214	418
Selling, general and administrative	2,182	2,493	2,556
Total	$2,692	$2,892	$3,248
The following table summarizes the information concerning currently outstanding and exercisable employee and non-employee options:

	Options / Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding at March 31, 2017	352,008	$79.63
Granted	—	—
Exercised	—	—
Canceled/forfeited	(71,117)	119.64
Outstanding at March 31, 2018	280,891	$69.51	4.6	$—
Exercisable at March 31, 2018	236,040	$80.15	4.3	$—
Fully vested and expected to vest at March 31, 2018	279,465	$69.79	4.6	$—
There were no stock options granted during the fiscal year ended March 31, 2018.  There were 9,703 stock options granted during the fiscal year ended March 31, 2017 at a weighted average grant date fair value of $4.06 per share. There were no stock options granted during the fiscal year ended March 31, 2016. Intrinsic value represents the amount by which the market price of the common stock exceeds the exercise price of the options. Given the decline in the Company’s stock price, exercisable options as of March 31, 2018, 2017 and 2016 had no intrinsic value.
The weighted average assumptions used in the Black-Scholes valuation model for stock options granted during the fiscal years ended March 31, 2018, 2017, and 2016 are as follows:

	Fiscal years ended March 31,
	2018	2017	2016
Expected volatility	N/A	67.6%	N/A
Risk-free interest rate	N/A	1.3%	N/A
Expected life (years)	N/A	5.7	N/A
Dividend yield	N/A	—%	N/A
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
The following table summarizes the employee and non-employee restricted stock activity for the year ended March 31, 2018:

	Shares	Weighted Average Grant Date Fair Value	Intrinsic Aggregate Value (thousands)
Outstanding at March 31, 2017	424,925	$9.47
Granted	854,307	3.91
Vested	(344,147)	8.28
Forfeited	(38,599)	8.99
Outstanding at March 31, 2018	896,486	$4.65	$5,218
The total fair value of restricted stock that was granted during the fiscal years ended March 31, 2018, 2017 and 2016 was $3.3 million, $1.7 million, and $2.6 million, respectively. The total fair value of restricted stock that vested during the fiscal years ended March 31, 2018, 2017 and 2016 was $1.4 million, $2.3 million, $1.7 million, respectively.
There were 267,125 performance-based restricted shares awarded during the fiscal years ended March 31, 2018, and none during the fiscal years ended March 31, 2017 and 2016, respectively.  Included in the table above are 20,000 restricted stock units vested during fiscal 2017.
The remaining shares awarded vest upon the passage of time. For awards that vest upon the passage of time, expense is being recorded over the vesting period.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan (ESPP) which provides employees with the opportunity to purchase shares of common stock at a price equal to the market value of the common stock at the end of the offering period, less a 15% purchase discount. As of March 31, 2018, the ESPP had 259,856 shares available for future issuance. The Company recognized less than $0.1 million compensation expense for the fiscal year ended March 31, 2018, no compensation expense during the fiscal year ended March 31, 2017 and less than $0.1 million compensation expense for the fiscal year ended March 31, 2016, related to the ESPP.
Equity Offerings
On April 29, 2015, the Company completed an equity offering with Cowen and Company, LLC, under which the Company sold 4.0 million shares of its common stock at an offering price of $6.00 per share.  After underwriting, commissions and expenses, the Company received net proceeds from the offering of approximately $22.3 million.
On May 10, 2017, the Company completed an additional equity offering (the "Offering") which included a 30-day option (the "Option") to the underwriters to purchase up to an additional 600,000 shares of common stock at the public offering price. The total net proceeds to us during the year ended March 31, 2018 from the Offering and Option were approximately $17.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us. The Company terminated its At Market Issuance Sales Agreement ("ATM") with FBR Capital Markets & Co ("FBR") in conjunction with the Offering.
ATM Arrangement

On January 27, 2017, the Company entered into an ATM arrangement, pursuant to which, the Company could, at its discretion, sell up to $10.0 million of the Company’s common stock through its sales agent, FBR. Sales of common stock made under the ATM were made pursuant to the prospectus supplement dated January 27, 2017, which supplemented the prospectus dated October 1, 2014, included in the shelf registration statement that AMSC filed with the Securities and Exchange Commission (“SEC”) on September 19, 2014.

During the year ended March 31, 2017, the Company received net proceeds of $2.5 million, from sales of approximately 379,693 shares of its common stock at an average sales price of approximately $6.79 per share under the ATM.  No sales of the Company's common stock were made under the ATM after March 31, 2017. On May 4, 2017, the Company provided to FBR the sales agent, a notice of termination of the ATM.

15. Commitments and Contingencies
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
Lease Commitments
Operating leases include minimum payments under leases for the Company’s facilities and certain equipment. The Company’s primary leased facilities are located in Klagenfurt, Austria; Suzhou and Beijing, China; Ayer, Massachusetts; Timisoara, Romania; and Pewaukee, Wisconsin; with a combined total of approximately 187,000 square feet of space. These leases have varying expiration dates through November 2022 which can generally be terminated at the Company’s request after a six month advance notice. The Company leases other locations which focus primarily on applications engineering, sales and/or field service and do not have significant leases or physical presence.  See Item 2, “Properties” for further information.
Minimum future lease commitments at March 31, 2018 were as follows (in thousands):

Fiscal years ended March 31,	Total
2019	$1,197
2020	946
2021	791
2022	542
Total	$3,796
Rent expense under the operating leases mentioned above was as follows (in thousands):

	Fiscal years ended March 31,
	2018	2017	2016
Rent expense	$1,510	$1,338	$1,628
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
On September 13, 2011, the Company commenced a series of legal actions in China against Sinovel Wind Group Co., Ltd. (“Sinovel”). The Company’s Chinese subsidiary, Suzhou AMSC Superconductor Co. Ltd., filed a claim for arbitration with the Beijing Arbitration Commission in accordance with the terms of the Company’s supply contracts with Sinovel. The case is captioned (2011) Jing Zhong An Zi No. 0963. The Company alleges that Sinovel committed various material breaches of its contracts with the Company and that Sinovel has refused to pay past due amounts for prior shipments of core electrical components and spare parts. The Company is seeking compensation for past product shipments and retention (including interest) in the amount of approximately RMB 485 million (approximately $77 million) due to Sinovel’s breaches of its contracts. The Company is also seeking specific performance of its existing contracts as well as reimbursement of all costs and reasonable expenses with respect to the arbitration. The value of the undelivered components under the existing contracts, including the deliveries refused by Sinovel in March 2011, amounts to approximately RMB 4.6 billion (approximately $732 million).
On October 8, 2011, Sinovel filed with the Beijing Arbitration Commission an application under the caption (2011) Jing Zhong An Zi No. 0963, for a counterclaim against the Company for breach of the same contracts under which the Company filed its original arbitration claim. Sinovel claimed, among other things, that the goods supplied by the Company do not conform to the standards specified in the contracts and claimed damages in the amount of approximately RMB 1.2 billion (approximately $191 million). On February 27, 2012, Sinovel filed with the Beijing Arbitration Commission an application under the caption (2012) Jing Zhong An Zi No. 0157, against the Company for breach of the same contracts under which the Company filed its original arbitration claim. Sinovel claims, among other things, that the goods supplied by the Company do not conform to the standards specified in the contracts and claimed damages in the amount of approximately RMB 105 million (approximately $17 million). The Company believes that Sinovel’s claims are without merit and it intends to defend these actions vigorously. Since the proceedings in this matter are still in the early technical review phase, the Company cannot reasonably estimate possible losses or range of losses at this time.
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
As of March 31, 2018, the Company had $0.2 million of restricted cash included in long-term assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts. These deposits are held in interest bearing accounts.

16. Employee Benefit Plans
The Company has implemented a defined contribution plan (the “Plan”) under Section 401(k) of the Internal Revenue Code. Any contributions made by the Company to the Plan are discretionary. The Company has a stock match program under which the Company matched, in the form of Company common stock, 50% of the first 6% of eligible contributions. The Company recorded expense of $0.4 million, for each of the fiscal years ended March 31, 2018, 2017, and 2016, and recorded corresponding charges to additional paid-in capital related to this program.

17. Restructuring
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
On April 3, 2017, the Board of Directors approved a plan to reduce the Company’s global workforce by approximately 8%, effective April 4, 2017. The purpose of the workforce reduction was to reduce operating expenses to better align with the Company’s current revenues. In fiscal 2017 the Company recorded restructuring charges of $1.5 million as a result of this reduction in force, which was comprised of $1.3 million of severance pay and $0.2 million of exit costs for the move of the corporate office. Included in the $1.3 million severance pay, charged to operations in the year ended March 31, 2018, is $0.5 million of severance pay for one of the Company's former executive officers pursuant to the terms of a severance agreement dated June 30, 2017. Under the terms of the severance agreement, the Company's former executive officer is entitled to 18 months of his base salary, which is expected to be paid by December 31, 2018. From and after January 1, 2018, the Company, at its discretion, may settle any remaining unpaid cash severance owed to its former executive officer through the issuance of a number of immediately vested shares of the Company’s common stock, determined by multiplying the remaining unpaid cash severance owed by 120%, and then dividing by the closing stock price per share of the Company's common stock as of the last business day prior to the issuance of the shares. As of March 31, 2018 the Company had not elected to settle any unpaid severance in common stock.
During the fourth quarter of fiscal 2017 the Company incurred $0.2 million in facility costs related to the move to the newly leased Ayer, Massachusetts location.
All amounts related to these restructuring activities are expected to be paid by December 31, 2018.
The following table presents restructuring charges and cash payments during the year ended March 31, 2018 (in thousands):

	Severance pay and benefits	Facility exit and Relocation costs	Total
Accrued restructuring balance at April 1, 2017	$—	$—	$—
Charges to operations	1,325	202	1,527
Cash payments	(1,063)	(29)	(1,092)
Accrued restructuring balance at March 31, 2018	$262	$173	$435

All restructuring charges discussed above are included within restructuring in the Company’s consolidated statements of operations. The Company includes accrued restructuring within accounts payable and accrued expenses in the consolidated balance sheets.

18. Business Segments
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
The operating results for the two business segments are as follows (in thousands):

	Fiscal Years Ended March 31,
	2018	2017	2016
Revenues:
Wind	$14,294	$47,269	$68,883
Grid	34,109	27,926	27,140
Total	$48,403	$75,195	$96,023

	Fiscal Years Ended March 31,
	2018	2017	2016
Operating loss:
Wind	$(8,904)	$(4,174)	$(1,256)
Grid	(18,963)	(20,476)	(14,835)
Unallocated corporate expenses	(4,290)	(2,892)	(4,027)
Total	$(32,157)	$(27,542)	$(20,118)
Total assets for the two business segments as of March 31, 2018 and March 31, 2017 are as follows (in thousands):

	March 31, 2018	March 31, 2017
Wind	$16,790	$18,346
Grid	37,012	31,060
Corporate assets	34,373	50,838
Total	$88,175	$100,244

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
Unallocated corporate expenses primarily consist of stock-based compensation expense of $2.7 million, $2.9 million, and $3.2 million, in the fiscal years ended March 31, 2018, 2017, and 2016, respectively, restructuring charges of $1.5 million for the fiscal year ended March 31, 2018, and impairment charges of $0.8 million, for the fiscal year ended March 31, 2016, and a change in the fair value of contingent consideration of $0.1 million for the fiscal year ended March 31, 2018.
Geographic information about revenue, based on shipments to customers by region, is as follows (in thousands):

	Fiscal years ended March 31,
	2018	2017	2016
India	$12,932	$44,243	$59,640
U.S.	17,315	16,224	14,565
China	679	2,004	8,455
Asia Pacific	3,754	2,106	5,364
Africa	118	1,548	2,697
Australia	3,072	4,053	2,410
Europe	5,405	3,624	1,775
Canada	1,120	1,393	1,117
Middle East	4,008	—	—
Total	$48,403	$75,195	$96,023
In the fiscal years ended March 31, 2018, 2017, and 2016, 64%, 78%, and 85% of the Company’s revenues, respectively, were recognized from sales outside the United States. The Company maintains operations in Austria, Romania, and the United States and sales and service support centers around the world.
In the fiscal years ended March 31, 2018, 2017 and 2016, Inox accounted for approximately 27%, 59%, and 62% of the Company’s total revenues, respectively.

Geographic information about property, plant and equipment associated with particular regions is as follows (in thousands):

	March 31,
	2018	2017
North America	$11,933	$42,699
Europe	478	602
Asia Pacific	102	137
Total	$12,513	$43,438

19. Quarterly Financial Data (Unaudited)

(In thousands, except per share amount)	For the year ended March 31, 2018:
Three Months Ended	June 30,	September 30,	December 31,	March 31,
	2017	2017	2017	2018
Total revenue	$8,923	$11,049	$14,933	$13,498
Operating loss	(14,693)	(7,805)	(3,851)	(5,808)
Net loss	(15,252)	(7,281)	(4,248)	(5,995)
Net loss per common share—basic	(0.91)	(0.38)	(0.21)	(0.30)
Net loss per common share—diluted	(0.91)	(0.38)	(0.21)	(0.30)

	For the year ended March 31, 2017:
Three Months Ended	June 30,	September 30,	December 31,	March 31,
	2016	2016	2016	2017
Total revenue	$13,345	$18,507	$27,148	$16,195
Operating loss	(9,344)	(7,150)	(4,060)	(6,988)
Net loss	(10,355)	(7,325)	(2,768)	(6,925)
Net loss per common share—basic	(0.76)	(0.53)	(0.20)	(0.50)
Net loss per common share—diluted	(0.76)	(0.53)	(0.20)	(0.50)

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
As of March 31, 2018, the Company has completed its assessment of the effects of ASU 2014-09 and its amendments on its consolidated financial statements, and has implemented changes to its business processes, systems and controls to support revenue recognition and the related disclosures under this ASU. The Company’s assessment included a detailed review of representative contracts from each of the Company’s revenue streams and a comparison of its historical accounting policies and practices to the new standard. The Company adopted the new standards on April 1, 2018, and did so retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective transition method) ) to all existing contracts that have remaining obligations as of April 1, 2018. Accordingly, the Company has elected to retroactively adjust only those contracts that do not meet the definition of a complete contract at the date of the initial application. This guidance will lead to recognizing certain revenue transactions sooner than in the past on certain contracts, as the Company will need to estimate the revenue it will be entitled to upon contract completion, and later on other contracts such as Consulting and SOW transactions, due to lack of an enforceable right to payment for performance obligations satisfied over time. The

Company's assessment supports the determination that there are no changes in the accounting for its largest revenue stream which includes Inox Wind Ltd as its primary customer. Across other revenue streams such as DVAR Equipment and DVAR Turnkey, the timing of revenue recognition will be affected for multiple types of contracts, primarily multiple performance obligation contracts in its Grid business unit, but those differences are not expected to have a material impact on its consolidated financial statements. The increase to adjust opening retained earnings will be less than $0.1 million for the period commencing on April 1, 2018, primarily related to the recognition of the deferred gain on the sale of the 64 Jackson Road building. Additionally, the adoption of this new standard is not expected to have any tax impact on the consolidated financial statements. As part of this analysis, the Company evaluated its information technology capabilities and systems, and did not incur significant information technology costs to modify systems currently in place.
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
In January 2017, the FASB issued ASU 2017-01, Business Combinations. The amendments in ASU 2017-01 will clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods.  The Company adopted ASU 2017-01 effective September 30, 2017, following the Acquisition of ITC. The Company considered these amendments in its decision to record the combination of the entities as an acquisition of a business. See Note 3, "Acquisition and Related Goodwill", for further details. These impacts have been included in the consolidated financial statements.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in ASU 2017-04 eliminated the prior requirement to perform procedures to determine the fair value at the impairment testing date of an entity's assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the new guidelines an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The ASU is effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Following the Acquisition of ITC, the Company performed an analysis and determined that the transaction included a portion of goodwill. The Company has accounted for that value on its balance sheet as of March 31, 2018. See Note 3, "Acquisition and Related Goodwill" for further details. The Company adopted ASU 2017-04 effective September 30, 2017. The Company performed its annual impairment test during the fourth quarter of fiscal 2017 and determined there was no impairment as of the annual impairment testing date and that there were no triggering events from the assessment date through March 31, 2018 requiring further impairment analysis at this time.
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
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Subtopic 718) Scope of Modification Accounting. The amendments in ASU 2017-09 provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award.  The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods. The Company does not expect any significant changes to the consolidated financial statement results with the adoption of ASU 2017-09.
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

21. Subsequent Events
The Company has performed an evaluation of subsequent events through the time of filing this Annual Report on Form 10-K with the SEC, and has determined that there are no such events to report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, an evaluation was conducted of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control – Integrated Framework (2013 Edition). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2018.
The effectiveness of our internal control over financial reporting as of March 31, 2018 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The response to this item is contained in part under the caption “Executive Officers” in Part I of this Annual Report on Form 10-K, and in part in our Proxy Statement for the Annual Meeting of Stockholders to be held in 2018 (the “2018 Proxy Statement”) in the sections “Corporate Governance — Members of the Board,” “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance — Code of Business Conduct and Ethics,” “Corporate Governance —Board Committees” and “Corporate Governance — Board Committees — Audit Committee,” “Corporate Governance — Director Nomination Process”, “Corporate Governance — Board Determination of Independence”, which sections are incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION
The sections of the 2018 Proxy Statement titled “Information About Executive and Director Compensation,” “Information About Executive and Director Compensation — Compensation Committee Interlocks and Insider Participation” and “Information About Executive and Director Compensation — Compensation Committee Report” are incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The sections of the 2018 Proxy Statement titled “Stock Ownership of Certain Beneficial Owners and Management” and “Information about Executive Officer and Director Compensation — Securities Authorized for Issuance Under our Equity Compensation Plans” are incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The sections of the 2018 Proxy Statement titled “Certain Relationships and Related Transactions” and “Corporate Governance —Board Determination of Independence” and “Corporate Governance — Board Committees” are incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The section of the 2018 Proxy Statement titled “Ratification of Selection of Independent Registered Public Accounting Firm (Proposal 5)” is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Document filed as part of this Annual Report on Form 10-K:
1. Financial Statements
The following financial statements of American Superconductor Corporation, supplemental information and report of independent registered public accounting firm required by this item are included in Item 8, “Financial Statements and Supplementary Data,” in this Form 10-K:

2. Financial Statement Schedules
See “Schedule II — Valuation and Qualifying Accounts” for the fiscal years ended March 31, 2018, 2017 and 2016. All other schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.
3. Exhibits Required by Item 601 of Regulation S-K under the Exchange Act.
See (b) Exhibits.
(b) Exhibits
The list of Exhibits filed as a part of this Annual Report on Form 10-K is set forth on the Exhibit Index immediately following Item 16, “Form 10-K Summary”, and is incorporated herein by reference.

American Superconductor Corporation
Schedule II — Valuation and Qualifying Accounts
(In thousands)

	Balance, Beginning of Year	Additions	Write-offs	Recoveries and Other Adjustments	Balance, End of Year
Allowance for doubtful accounts receivable:
Fiscal year ended March 31, 2018	$54	—	—	—	$54
Fiscal year ended March 31, 2017	$54	—	—	—	$54
Fiscal year ended March 31, 2016	$54	—	—	—	$54

	Balance, Beginning of Year	Additions	Write-offs	Recoveries and Other Adjustments	Balance, End of Year
Deferred tax asset valuation allowance:
Fiscal year ended March 31, 2018	$315,092	24,585	(111,991)	—	$227,686
Fiscal year ended March 31, 2017	$301,393	22,580	(8,881)	—	$315,092
Fiscal year ended March 31, 2016	$294,860	9,028	(2,495)	—	$301,393

Item 16.        FORM 10-K SUMMARY

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation of the Registrant, as amended.	S-3	333-191153	3.1	9/13/2013
3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated March 24, 2015.	8-K	000-19672	3.1	3/24/2015
3.3	Amended and Restated By-Laws of the Registrant.	S-3	333-191153	3.2	9/13/2013
4.1	Amended and Restated Warrant Agreement, dated as of December 19, 2014, between the Registrant and Hercules Technology Growth Capital, Inc.	8-K	000-19672	4.1	12/22/2014
4.2	Form of Indenture, between the Registrant and Wilmington Trust, National Association.	S-3	333-198851	4.1	9/19/2014
4.3	Form of Warrant Agreement, by and between the Registrant and the American Stock Transfer and Trust Company, dated November 13, 2014, and Form of Warrant.	8-K	000-19672	4.1	11/13/2014
10.1+	2007 Stock Incentive Plan, as amended.	8-K	000-19672	10.1	8/2/2016
10.2+	Form of Incentive Stock Option Agreement under 2007 Stock Incentive Plan, as amended.	8-K	000-19672	10.2	8/7/2007
10.3+	Form of Non-statutory Stock Option Agreement under 2007 Stock Option Plan, as amended.	8-K	000-19672	10.3	8/7/2007
10.4+	Form of Restricted Stock Agreement Regarding Awards to Executive Officers under 2007 Stock Option Plan, as amended.	8-K	000-19672	10.4	8/7/2007
10.5+	Form of Restricted Stock Agreement Regarding Awards to Employees, under 2007 Stock Option Plan, as amended.	8-K	000-19672	10.5	8/7/2007
10.6+	Form of Restricted Stock Agreement (regarding performance-based awards to executive officers and employees) under 2007 Stock Incentive Plan, as amended.	8-K	000-19672	10.1	5/20/2008
10.7+	Amended and Restated 2007 Director Stock Plan.	8-K	000-19672	10.2	8/2/2016
10.8+	Form of Non-statutory Stock Option Agreement Under Amended and Restated 2007 Director Stock Plan.	8-K	000-19672	10.7	8/7/2007
10.9+	Executive Incentive Plan for the fiscal year ended March 31, 2017.	10-Q	000-19672	10.1	8/9/2016
10.10+	Executive Incentive Plan for fiscal year ended March 31, 2018.	10-Q	000-19672	10.1	8/8/2017

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.11+	Form of Employee Nondisclosure and Developments Agreement.	S-1	333-43647	10.16	1/7/1991
10.12+	Amended and Restated Executive Severance Agreement, dated as of May 24, 2011, between the Registrant and Daniel P. McGahn.	8-K	000-19672	10.2	5/24/2011
10.13+	Amended and Restated Executive Severance and Consulting Services Agreement, dated as of June 30, 2017, between the Registrant and David A. Henry.	8-K	000-19672	10.1	7/3/2017
10.14+	Amended and Restated Executive Severance Agreement, dated as of September 20, 2013, between the Registrant and James F. Maguire.	8-K	000-19672	10.1	9/25/2013
10.15+	First Amendment to Amended and Restated Executive Severance Agreement, dated April 6, 2018, between the Registrant and James F. Maguire					*
10.16+	Executive Severance Agreement, dated as of January 13, 2012, between the Registrant and John W. Kosiba.	8-K	000-19672	10.1	4/4/2017
10.17+	First Amendment to Executive Severance Agreement, effective as of July 31, 2017, between the Registrant and John W. Kosiba.	10-Q	000-19672	10.1	11/7/2017
10.18†	Supply Contract, effective as of February 8, 2013, by and between the Registrant and Inox Wind Limited.	8-K	000-19672	—	2/14/2013
10.19†	Supply Contract, effective as of June 2, 2014, by and between the Registrant and Inox Wind Limited.	8-K	000-19672	10.1	6/5/2014
10.20†	Amendment No.1 to Supply Contract (dated June 2, 2014), by and between the Registrant and Inox Wind Limited, entered into by the Registrant on August 26, 2015.	10-Q	000-19672	10.1	11/3/2015
10.21†	Amendment No.2 to Supply Contract (dated June 2, 2014), by and between the Registrant and Inox Wind Limited, entered into by the Registrant on December 14, 2015.	10-Q	000-19672	10.3	2/9/2016
10.22†	Amendment No.3 to Supply Contract (dated June 3, 2014), by and between the Registrant and Inox Wind Limited, entered into on February 18, 2016.	10-K	000-19672	10.41	5/31/2016
10.23†	Supply Contract, effective as of August 15, 2014, by and between the Registrant and Inox Wind Limited.	10-Q	000-19672	10.1	11/6/2014
10.24†	Amendment No.1 to Supply Contract (effective as of August 15, 2014), by and between the Registrant and Inox Wind Limited, entered into by the Registrant on February 25, 2015.	10-Q	000-19672	10.2	11/3/2015
10.25†	Amendment No.2 to Supply Contract (effective as of August 15, 2014), by and between the Registrant and Inox Wind Limited, entered into by the Registrant on August 26, 2015.	10-Q	000-19672	10.3	11/3/2015

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.26†	Amendment No.3 to Supply Contract (effective as of August 15, 2014), by and between the Registrant and Inox Wind Limited, entered into on November 19, 2015.	10-Q	000-19672	10.30	2/9/2016
10.27†	Amendment No.4 to Supply Contract (effective as of August 15, 2014), by and between the Registrant and Inox Wind Limited, entered into on February 18, 2016.	10-K	000-19672	10.46	5/31/2016
10.28†	Supply Contract, dated December 16, 2015, by and between the Registrant and Inox Wind Limited.	10-Q	000-19672	10.1	2/9/2016
10.29††	Amendment No. 1 to Supply Contract, entered into as of March 14, 2018 and effective as of November 8, 2017, by and between the Registrant and Inox Wind Limited.					*
10.30††	Amendment No. 2 to Supply Contract, entered into on May 21, 2018, by and between the Registrant and Inox Wind Limited.					*
10.31†	Technology License Agreement, dated December 16, 2015, by and among AMSC Austria GMBH, the Registrant and Inox Wind Limited.	10-Q	000-19672	10.2	2/9/2016
10.32†	License and Sublicense Agreement, dated March 4, 2016, by and between the Registrant and BASF Corporation.	10-K	000-19672	10.49	5/31/2016
10.33†	Disclosure Letter, dated March 4, 2016, by and between the Registrant and BASF Corporation.	10-K	000-19672	0.01	5/31/2016
10.34†	Joint Development Agreement, dated March 4, 2016, by and between the Registrant and BASF Corporation.	10-K	000-19672	0.01	5/31/2016
10.35	At Market Issuance Sales Agreement, by and between the Registrant and FBR Capital Markets & Co.	8-K	000-19672	10.1	1/27/2017
10.36	Purchase and Sale Agreement, dated as of February 1, 2018, by and between ASC Devens LLC and 64 Jackson, LLC.	8-K	000-19672	10.1	2/1/2018
10.37	Subordinated Secured Commercial Promissory Note of Jackson 64 MGI, LLC in favor of ASC Devens LLC dated March 28, 2018.	8-K	000-19672	10.1	4/3/2018
10.38	Assignment of Purchase and Sale Agreement, dated as of March 26, 2018, by and among ASC Devens LLC, 64 Jackson, LLC and Jackson 64 MGI, LLC.	8-K	000-19672	10.2	4/3/2018
10.39	Subordinated Second Mortgage of Jackson 64 MGI, LLC in favor of ASC Devens LLC effective March 28, 2018.	8-K	000-19672	10.3	4/3/2018
10.40	Subordinated Second Assignment of Leases and Rents by Jackson 64 MGI, LLC to ASC Devens LLC dated March 28, 2018.	8-K	000-19672	10.4	4/3/2018

10.41	Intercreditor, Subordination and Standstill Agreement by and among East Boston Savings Bank, ASC Devens LLC and Jackson 64 MGI, LLC dated March 28, 2018.	8-K	000-19672	10.5	4/3/2018
21.1	Subsidiaries.					*
23.1	Consent of RSM US LLP					*
31.1	Chief Executive Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Chief Financial Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
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
Date: June 6, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ DANIEL P. MCGAHN	President, Chief Executive Officer, and Director (Principal Executive Officer)	June 6, 2018
Daniel P. McGahn

/S/ JOHN W. KOSIBA, JR.	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 6, 2018
John W. Kosiba, Jr.

/S/ JOHN W. WOOD, JR.	Chairman of the Board	June 6, 2018
John W. Wood, Jr.

/S/ VIKRAM S. BUDHRAJA	Director	June 6, 2018
Vikram S. Budhraja

/S/ ARTHUR H. HOUSE	Director	June 6, 2018
Arthur H. House

/S/ PAMELA F. LENEHAN.	Director	June 6, 2018
Pamela F. Lenehan

/S/ DAVID R. OLIVER, JR.	Director	June 6, 2018
David R. Oliver, Jr.