Form 10-K/A
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2018-06-07
CIK 880807

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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 (“Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 (the “Original Filing”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 6, 2018, is being filed for the sole purpose of amending and restating in its entirety the Exhibit Index following Part IV, Item 16 of the Original Filing (the “Exhibit Index”) to include the required hyperlinks to exhibits as required by Form 10-K, including filing a current version of an exhibit for which no Edgar filing is available, and to correct the exhibit number of four exhibits incorporated by reference. Apart from the foregoing, this Form 10-K/A does not update or modify any disclosures in or reflect any events occurring after the filing of the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation of the Registrant, as amended.	S-3	333-191153	3.1	9/13/2013
3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated March 24, 2015.	8-K	000-19672	3.1	3/24/2015
3.3	Amended and Restated By-Laws of the Registrant.	S-3	333-191153	3.2	9/13/2013
4.1	Amended and Restated Warrant Agreement, dated as of December 19, 2014, between the Registrant and Hercules Technology Growth Capital, Inc.	8-K	000-19672	4.1	12/22/2014
4.2	Form of Indenture, between the Registrant and Wilmington Trust, National Association.	S-3	333-198851	4.1	9/19/2014
4.3	Form of Warrant Agreement, by and between the Registrant and the American Stock Transfer and Trust Company, dated November 13, 2014, and Form of Warrant.	8-K	000-19672	4.1	11/13/2014
10.1+	2007 Stock Incentive Plan, as amended.	8-K	000-19672	10.1	8/2/2016
10.2+	Form of Incentive Stock Option Agreement under 2007 Stock Incentive Plan, as amended.	8-K	000-19672	10.2	8/7/2007
10.3+	Form of Non-statutory Stock Option Agreement under 2007 Stock Option Plan, as amended.	8-K	000-19672	10.3	8/7/2007
10.4+	Form of Restricted Stock Agreement Regarding Awards to Executive Officers under 2007 Stock Option Plan, as amended.	8-K	000-19672	10.4	8/7/2007
10.5+	Form of Restricted Stock Agreement Regarding Awards to Employees, under 2007 Stock Option Plan, as amended.	8-K	000-19672	10.5	8/7/2007
10.6+	Form of Restricted Stock Agreement (regarding performance-based awards to executive officers and employees) under 2007 Stock Incentive Plan, as amended.	8-K	000-19672	10.1	5/20/2008
10.7+	Amended and Restated 2007 Director Stock Plan.	8-K	000-19672	10.2	8/2/2016
10.8+	Form of Non-statutory Stock Option Agreement Under Amended and Restated 2007 Director Stock Plan.	8-K	000-19672	10.7	8/7/2007
10.9+	Executive Incentive Plan for the fiscal year ended March 31, 2017.	10-Q	000-19672	10.1	8/9/2016
10.10+	Executive Incentive Plan for fiscal year ended March 31, 2018.	10-Q	000-19672	10.1	8/8/2017

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.11+	Form of Employee Nondisclosure and Developments Agreement.					**
10.12+	Amended and Restated Executive Severance Agreement, dated as of May 24, 2011, between the Registrant and Daniel P. McGahn.	8-K	000-19672	10.2	5/24/2011
10.13+	Amended and Restated Executive Severance and Consulting Services Agreement, dated as of June 30, 2017, between the Registrant and David A. Henry.	8-K	000-19672	10.1	7/3/2017
10.14+	Amended and Restated Executive Severance Agreement, dated as of September 20, 2013, between the Registrant and James F. Maguire.	8-K	000-19672	10.1	9/25/2013
10.15+	First Amendment to Amended and Restated Executive Severance Agreement, dated April 6, 2018, between the Registrant and James F. Maguire					*
10.16+	Executive Severance Agreement, dated as of January 13, 2012, between the Registrant and John W. Kosiba.	8-K	000-19672	10.1	4/4/2017
10.17+	First Amendment to Executive Severance Agreement, effective as of July 31, 2017, between the Registrant and John W. Kosiba.	10-Q	000-19672	10.1	11/7/2017
10.18†	Supply Contract, effective as of February 8, 2013, by and between the Registrant and Inox Wind Limited.	8-K	000-19672	10.1	2/14/2013
10.19†	Supply Contract, effective as of June 2, 2014, by and between the Registrant and Inox Wind Limited.	8-K	000-19672	10.1	6/5/2014
10.20†	Amendment No.1 to Supply Contract (dated June 2, 2014), by and between the Registrant and Inox Wind Limited, entered into by the Registrant on August 26, 2015.	10-Q	000-19672	10.1	11/3/2015
10.21†	Amendment No.2 to Supply Contract (dated June 2, 2014), by and between the Registrant and Inox Wind Limited, entered into by the Registrant on December 14, 2015.	10-Q	000-19672	10.3	2/9/2016
10.22†	Amendment No.3 to Supply Contract (dated June 3, 2014), by and between the Registrant and Inox Wind Limited, entered into on February 18, 2016.	10-K	000-19672	10.41	5/31/2016
10.23†	Supply Contract, effective as of August 15, 2014, by and between the Registrant and Inox Wind Limited.	10-Q	000-19672	10.1	11/6/2014
10.24†	Amendment No.1 to Supply Contract (effective as of August 15, 2014), by and between the Registrant and Inox Wind Limited, entered into by the Registrant on February 25, 2015.	10-Q	000-19672	10.2	11/3/2015

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.25†	Amendment No.2 to Supply Contract (effective as of August 15, 2014), by and between the Registrant and Inox Wind Limited, entered into by the Registrant on August 26, 2015.	10-Q	000-19672	10.3	11/3/2015
10.26†	Amendment No.3 to Supply Contract (effective as of August 15, 2014), by and between the Registrant and Inox Wind Limited, entered into on November 19, 2015.	10-Q	000-19672	10.4	2/9/2016
10.27†	Amendment No.4 to Supply Contract (effective as of August 15, 2014), by and between the Registrant and Inox Wind Limited, entered into on February 18, 2016.	10-K	000-19672	10.46	5/31/2016
10.28†	Supply Contract, dated December 16, 2015, by and between the Registrant and Inox Wind Limited.	10-Q	000-19672	10.1	2/9/2016
10.29††	Amendment No. 1 to Supply Contract, entered into as of March 14, 2018 and effective as of November 8, 2017, by and between the Registrant and Inox Wind Limited.					*
10.30††	Amendment No. 2 to Supply Contract, entered into on May 21, 2018, by and between the Registrant and Inox Wind Limited.					*
10.31†	Technology License Agreement, dated December 16, 2015, by and among AMSC Austria GMBH, the Registrant and Inox Wind Limited.	10-Q	000-19672	10.2	2/9/2016
10.32†	License and Sublicense Agreement, dated March 4, 2016, by and between the Registrant and BASF Corporation.	10-K	000-19672	10.49	5/31/2016
10.33†	Disclosure Letter, dated March 4, 2016, by and between the Registrant and BASF Corporation.	10-K	000-19672	10.50	5/31/2016
10.34†	Joint Development Agreement, dated March 4, 2016, by and between the Registrant and BASF Corporation.	10-K	000-19672	10.51	5/31/2016
10.35	At Market Issuance Sales Agreement, by and between the Registrant and FBR Capital Markets & Co.	8-K	000-19672	10.1	1/27/2017
10.36	Purchase and Sale Agreement, dated as of February 1, 2018, by and between ASC Devens LLC and 64 Jackson, LLC.	8-K	000-19672	10.1	2/1/2018
10.37	Subordinated Secured Commercial Promissory Note of Jackson 64 MGI, LLC in favor of ASC Devens LLC dated March 28, 2018.	8-K	000-19672	10.1	4/3/2018
10.38	Assignment of Purchase and Sale Agreement, dated as of March 26, 2018, by and among ASC Devens LLC, 64 Jackson, LLC and Jackson 64 MGI, LLC.	8-K	000-19672	10.2	4/3/2018
10.39	Subordinated Second Mortgage of Jackson 64 MGI, LLC in favor of ASC Devens LLC effective March 28, 2018.	8-K	000-19672	10.3	4/3/2018

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.40	Subordinated Second Assignment of Leases and Rents by Jackson 64 MGI, LLC to ASC Devens LLC dated March 28, 2018.	8-K	000-19672	10.4	4/3/2018
10.41	Intercreditor, Subordination and Standstill Agreement by and among East Boston Savings Bank, ASC Devens LLC and Jackson 64 MGI, LLC dated March 28, 2018.	8-K	000-19672	10.5	4/3/2018
21.1	Subsidiaries.					*
23.1	Consent of RSM US LLP					*
31.1	Chief Executive Officer - Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Chief Financial Officer - Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.3	Chief Executive Officer - Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					**
31.4	Chief Financial Officer - Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					**
32.1
Chief Executive Officer - Certification pursuant to Rule13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
***
32.2
Chief Financial Officer - Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
***
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Label Linkbase Document.*
101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

†	Confidential treatment previously requested and granted with respect to certain portions, which portions were omitted and filed separately with the Commission.

††	Confidential treatment has been requested with respect to certain portions of this exhibit, which portions have been filed separately with the Securities and Exchange Commission.

+	Management contract or compensatory plan or arrangement.

*	Previously filed with the Original Form 10-K.
**	Filed herewith.
***	Previously furnished with the Original Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SUPERCONDUCTOR CORPORATION

By:	/S/ JOHN W. KOSIBA, JR.
JOHN W. KOSIBA, JR.
Senior Vice President and Chief Financial Officer

Date: June 7, 2018