Form 10-Q
period 2018-06-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2018-07-31
CIK 880807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2018

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____ to _____.
Commission File Number: 0-19672
________________________________
American Superconductor Corporation
(Exact name of registrant as specified in its charter)
________________________________

Delaware	04-2959321
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

114 East Main St. Ayer, Massachusetts	01432
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Shares outstanding of the Registrant’s common stock:

Common Stock, par value $0.01 per share	21,228,071
Class	Outstanding as of July 27, 2018

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$26,750	$34,084
Accounts receivable, net	11,532	7,365
Inventory	18,353	19,780
Note receivable, current portion	3,000	3,000
Prepaid expenses and other current assets	4,709	2,947
Total current assets	64,344	67,176

Property, plant and equipment, net	11,554	12,513
Intangibles, net	3,145	3,230
Note receivable, long term portion, net of discount of $280 as of June 30, 2018 and net of discount of $336 and deferred gain of $105 as of March 31, 2018	2,720	2,559
Goodwill	1,719	1,719
Restricted cash	165	165
Deferred tax assets	516	542
Other assets	283	271
Total assets	$84,446	$88,175

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$15,144	$12,625
Derivative liabilities	1,681	1,217
Deferred revenue, current portion	11,433	13,483
Total current liabilities	28,258	27,325

Deferred revenue, long term portion	8,040	8,454
Deferred tax liabilities	110	110
Other liabilities	98	57
Total liabilities	36,506	35,946

Commitments and contingencies (Note 15)

Stockholders' equity:
Common stock	214	211
Additional paid-in capital	1,041,980	1,041,113
Treasury stock	(1,884)	(1,645)
Accumulated other comprehensive income	667	883
Accumulated deficit	(993,037)	(988,333)
Total stockholders' equity	47,940	52,229
Total liabilities and stockholders' equity	$84,446	$88,175
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three months ended June 30,
	2018	2017
Revenues	$12,607	$8,923

Cost of revenues	8,714	13,409

Gross margin	3,893	(4,486)

Operating expenses:
Research and development	2,840	2,717
Selling, general and administrative	5,786	6,138
Amortization of acquisition-related intangibles	85	13
Restructuring	310	1,339
Total operating expenses	9,021	10,207

Operating loss	(5,128)	(14,693)

Change in fair value of warrants	(464)	925
Interest income (expense), net	201	(10)
Other income (expense), net	609	(1,374)
Loss before income tax (benefit) expense	(4,782)	(15,152)

Income tax (benefit) expense	(45)	100

Net loss	$(4,737)	$(15,252)

Net loss per common share
Basic	$(0.23)	$(0.91)
Diluted	$(0.23)	$(0.91)

Weighted average number of common shares outstanding
Basic	20,167	16,778
Diluted	20,167	16,778

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three months ended June 30,
	2018	2017
Net loss	$(4,737)	$(15,252)
Other comprehensive gain (loss), net of tax:
Foreign currency translation gain (loss)	(216)	820
Total other comprehensive gain (loss), net of tax	(216)	820
Comprehensive loss	$(4,953)	$(14,432)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended June 30,
	2018	2017
Cash flows from operating activities:

Net loss	$(4,737)	$(15,252)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,150	4,345
Stock-based compensation expense	785	754
Provision for excess and obsolete inventory	144	250
Change in fair value of warrants	464	(925)
Non-cash interest expense	(56)	19
Other non-cash items	(394)	718
Changes in operating asset and liability accounts:
Accounts receivable	(4,192)	319
Inventory	(459)	1,719
Prepaid expenses and other current assets	(332)	(273)
Accounts payable and accrued expenses	75	(404)
Deferred revenue	666	3,300
Net cash used in operating activities	(6,886)	(5,430)

Cash flows from investing activities:
Purchase of property, plant and equipment	(115)	(76)
Proceeds from the sale of property, plant and equipment	—	10
Change in other assets	(51)	(23)
Net cash used in investing activities	(166)	(89)

Cash flows from financing activities:
Employee taxes paid related to net settlement of equity awards	(238)	(274)
Repayment of debt	—	(1,575)
Proceeds from public equity offering, net	—	16,954
Net cash provided by/(used in) financing activities	(238)	15,105

Effect of exchange rate changes on cash	(44)	412

Net increase/(decrease) in cash, cash equivalents and restricted cash	(7,334)	9,998
Cash, cash equivalents and restricted cash at beginning of period	34,249	27,744
Cash, cash equivalents and restricted cash at end of period	$26,915	$37,742

Supplemental schedule of cash flow information:
Cash paid for income taxes, net of refunds	176	96
Issuance of common stock to settle liabilities	85	90
Cash paid for interest	—	42

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
These unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with United States generally accepted accounting principles (“GAAP”) and the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. The going concern basis of presentation assumes that the Company will continue operations and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those instructions. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended June 30, 2018 and 2017 and the financial position at June 30, 2018; however, these results are not necessarily indicative of results which may be expected for the full year. The interim condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2018, and notes thereto, included in the Company’s annual report on Form 10-K for the year ended March 31, 2018 filed with the Securities and Exchange Commission on June 6, 2018.
Liquidity
The Company has experienced recurring operating losses and as of June 30, 2018, the Company had an accumulated deficit of $993.0 million. In addition, the Company has experienced recurring negative operating cash flows.  At June 30, 2018, the Company had cash and cash equivalents of $26.8 million, with no outstanding debt other than ordinary trade payables. Cash used in operations for the three months ended June 30, 2018 was $6.9 million.
From April 1, 2011 through the date of this filing, the Company has reduced its global workforce substantially. As of June 30, 2018, the Company had a global workforce of 231 persons.  The Company plans to closely monitor its expenses and, if required, expects to further reduce operating costs and capital spending to enhance liquidity.
Over the last several years, the Company has entered into several debt and equity financing arrangements in order to raise capital.  Since April 1, 2012, the Company has generated aggregate cash flows from financing activities of $85.0 million.  Included in this amount are proceeds of approximately $17.0 million after deducting underwriting discounts and commissions and offering expenses payable by the Company, from the Company's equity offering completed on May 10, 2017, which includes the subsequent exercise by the underwriters of their option in full to purchase additional shares. The Company terminated its At Market Issuance Sales Agreement ("ATM") with FBR Capital Markets & Co. in conjunction with this equity offering. See Note 14 “Stockholders' Equity” for further discussion of these financing arrangements.
On July 3, 2018, the Company and its wholly-owned subsidiaries Suzhou AMSC Superconductor Co. Ltd. (“AMSC China”) and AMSC Austria GMBH (“AMSC Austria”) entered into a settlement agreement (the “Settlement Agreement”) with Sinovel Wind Group Co., Ltd. (“Sinovel”). The Settlement Agreement settles the litigation and arbitration proceedings between the Company and Sinovel, as further described in Note 15 “Commitments and Contingencies". Under the terms of the Settlement Agreement, Sinovel has agreed to pay AMSC China an aggregate cash amount in Renminbi (RMB) equivalent to $57.5 million, consisting of two installments. Sinovel paid the first installment of $32.5 million on July 4, 2018, and has agreed to pay the second installment of $25.0 million (the “Second Payment”) within ten (10) months after the U.S. District Court for the Western District of Wisconsin (the “District Court”) delivers the first sentence against Sinovel in the criminal case entitled United States v. Sinovel Wind Co., Ltd., Case Number 3:13-cr-00084-jdp. On July 6, 2018, the District Court delivered such sentence, and therefore the Second Payment is due by May 6, 2019 (the “Second Payment Due Date”). On July 24, 2018, AMSC China paid $30.7 million to AMSC Austria to settle outstanding inter-company balances.

On February 5, 2018, the Company entered into a Purchase and Sale Agreement (the “PSA”) with 64 Jackson, LLC (the “Purchaser”) and Stewart Title Guaranty Company (“Escrow Agent”), to effectuate the sale of certain real property located at 64 Jackson Road, Devens, Massachusetts, including the building that had served as the Company’s headquarters (collectively, the “Property”), in exchange for total consideration of $23.0 million, composed of (i) cash consideration of $17.0 million, and (ii) a $6.0 million subordinated secured commercial promissory note payable to the Company (the "Seller Note"). Subsequently, the Seller, the Purchaser and Jackson 64 MGI, LLC (“Assignee”) entered into an Assignment of Purchase and Sale Agreement (the “Assignment Agreement”), pursuant to which the Purchaser assigned all of its rights and interests in the PSA to the Assignee and the Assignee agreed to assume all of the Purchaser’s obligations and liabilities under the PSA. The transaction closed on March 28, 2018, at which time the Company received, from the Assignee, cash consideration, net of certain agreed upon closing costs, of $16.9 million, and the Seller Note at an interest rate of 1.96%. The Seller Note is secured by a subordinated second mortgage on the Property and a subordinated second assignment of leases and rents.
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

The Company believes that based on the information presented above and its quarterly management assessment, it has sufficient liquidity to fund its operations and capital expenditures for the next twelve months following the issuance of the financial statements for the three months ended June 30, 2018. The Company’s liquidity is highly dependent on its ability to increase revenues, including its ability to collect revenues under our agreements with Inox, its ability to control its operating costs, and its ability to raise additional capital, if necessary. There can be no assurance that the Company will be able to continue to raise additional capital, on favorable terms or at all, from other sources or execute on any other means of improving liquidity described above.

2. Revenue Recognition
On April 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, and all the related amendments and applied it to all contracts that were not completed as of April 1, 2018 using the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment of less than $0.1 million to the opening balance of accumulated deficit. Prior period amounts have not been restated and continue to be reported under the accounting standards in effect for those periods.
The adoption of this guidance will lead to recognizing certain revenue transactions sooner than in the past on certain contracts, as the Company will need to estimate the revenue it will be entitled to upon contract completion, and later on other contracts, such as Consulting and Statement of Work transactions, due to the lack of an enforceable right to payment for performance obligations satisfied over time, specifically in the technology product line. The Company does not expect a material impact to its consolidated statements of operations on an ongoing basis from the adoption of the new standard.
In addition, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Non-financial Assets (Subtopic 610-20), in February 2017, to amend ASC 610-20, Other Income - Gains and Losses from the Derecognition of Non-financial Assets, (issued at the same time as ASC 606), which provides a model for the measurement and recognition of gains and losses on the sale of nonfinancial assets, such as property and equipment, including real estate. As a result of adopting ASU 2017-05 on April 1, 2018, the Company recognized an adjustment to the opening balance of accumulated deficit for the deferred gain from the March 28, 2018, sale of the Company's former headquarters in Devens, Massachusetts in the amount of $0.1 million.
The cumulative effect to the Company’s consolidated April 1, 2018 balance sheet from the adoption of the new revenue standard and the sale of nonfinancial assets was as follows (in thousands):

	March 31, 2018	Opening Adjustment	April 1, 2018
Assets:
Inventory	$19,780	$(1,599)	$18,181
Prepaid expenses and other current assets	2,947	1,599	4,546
Notes receivable, long term portion	2,559	105	2,664

Liabilities and Stockholders' Equity:
Accounts payable and accrued expenses	$(12,625)	$(2,729)	$(15,354)
Deferred revenue	(13,483)	2,657	(10,826)

Accumulated deficit	$(988,333)	$(33)	$(988,366)
Included in the opening adjustment are reclassifications for deferred program costs and deferred revenue for previous balances related to agreements that no longer meet the definition of a customer contract under ASC 606. The impact of adoption on the Company’s opening balances and for the three months ended June 30, 2018, in all financial statement line items impacted by ASC 606 was immaterial from the amount that would have been reported under the previous guidance.
The Company’s revenues in its Grid segment are derived primarily through transmitting and distributing power, providing planning services that allow it to identify power grid needs and risks, and developing ship protection systems for the US Navy. The Company’s revenues in its Wind segment are derived primarily through supplying advanced power electronics and control systems, licensing our highly engineered wind turbine designs, and providing extensive customer support services to wind turbine manufacturers. The Company records revenue based on a five-step model in accordance with ASC 606. For its customer contracts, the Company identifies the performance obligations, determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) control of goods or services is transferred to the customer. As of June 30, 2018, 82% of revenue was recognized at the point in time when control transferred to the customer, with the remainder being recognized over time.
In the Company's equipment and system product line each contract with a customer summarizes each product sold to a customer, which typically represent distinct performance obligations. A contracts' transaction price is allocated to each distinct performance obligation using the respective standalone selling price which is determined primarily using the cost plus expected margin approach and recognized as revenue when, or as, the performance obligation is satisfied. The majority of the Company’s product sales transfer control to the customer in line with the contracted delivery terms and revenue is recorded at the point in time when products are transferred to the freight forwarder, as the Company has determined that this is the point in time that control transfers to the customer.
In the Company's service and technology development product line, there are multiple different types of transactions but each of them begins with a contract with a customer that summarizes each product sold to a customer, which typically represents distinct performance obligations. The technology development transactions are primarily for activities that have no alternative use and for which a profit can be expected throughout the life of the contract. In these cases, the revenue is recognized over time, but in the instances where the profit cannot be assured throughout the entire contract then the revenue is recognized at a point in time. Each contract's transaction price is allocated to each distinct performance obligation using the respective standalone selling price which is determined primarily using the cost plus expected margin approach. The ongoing service transactions are for service contracts that provide benefit to the customer simultaneously as the Company performs its obligations, and therefore this revenue is recognized ratably over time throughout the effective period of these contracts. The transaction prices on these contracts are allocated based on an adjusted market approach which is re-assessed annually for reasonableness. The field service transactions include contracts for delivery of goods and completion of services made at the customer's requests, which are not deemed satisfied until the work has been completed and/or the requested goods have been delivered, so all of this revenue is recognized at the point in time when the control changes, and at allocated prices based on the adjusted market approach driven by standard price lists. The royalty transactions are related to certain contract terms on transactions in the Company's equipment and systems product line based on activity as specified in the contracts. The transaction prices of these agreements are calculated based on an adjusted market approach as specified in the contract. The Company reports royalty revenue for usage-based royalties when the sales have occurred. In circumstances when collectability is not assured and a contract does not exist under ASC 606, revenue is deferred until a non-refundable payment has been received for substantially all the amount that is due and there are no further remaining performance obligations.

The Company's service contracts can include a purchase order from a customer for specific goods in which each item is a distinct performance obligation satisfied at a point in time at which control of the goods is transferred to the customer which occurs based on the contracted delivery terms or when the requested service work has been completed. The transaction price for these goods is allocated based on the adjusted market approach considering similar transactions under similar circumstances. Service contracts are also derived from ongoing maintenance contracts and extended service-type warranty contracts. In these transactions, the Company is contracted to provide an ongoing service over a specified period of time. As the customer is consuming the benefits as the service is being provided the revenue is recognized over time ratably.
The Company’s policy is to not accept volume discounts, product returns, or rebates and allowances within its contracts. In the event a contract was approved with any of these terms, it would be evaluated for variable consideration, estimated and recorded as a reduction of revenue in the same period the related product revenue was recorded.
The Company provides assurance-type warranties on all product sales for a term of typically one to two years, and extended service-type warranties at the customers’ option for an additional term ranging up to four additional years. The Company accrues for the estimated warranty costs for assurance warranties at the time of sale based on historical warranty experience plus any known or expected changes in warranty exposure. For all extended service-type warranties, the Company recognizes the revenue ratably over time during the effective period of the services.
The Company records revenue net of sales tax, value added tax, excise tax and other taxes collected concurrent with revenue-producing activities. The Company has elected to recognize the cost for freight and shipping when control over the products sold passes to customers and revenue is recognized. The Company has elected to recognize incremental costs of obtaining a contract as expense when incurred except in contracts where the amortization period would exceed twelve months; in such cases the long term amount will be assessed for materiality. The Company has elected to not adjust the promised amount of consideration for the effects of a significant financing component if the period of financing is twelve months or less.
The Company’s contracts with customers do not typically include extended payment terms and may include milestone billing over the life of the contract. Payment terms vary by contract type and type of customer and generally range from 30 to 60 days from delivery.
The following tables disaggregate the Company’s revenue by product line and by shipment destination:

	Three months ended June 30, 2018
Product Line:	Grid	Wind
Equipment and systems	$7,462	$3,492
Services and technology development	1,467	186
Total	$8,929	$3,678

Region:
Americas	$7,496	$23
Asia Pacific	808	3,595
EMEA	625	60
Total	$8,929	$3,678
As of June 30, 2018 and March 31, 2018, the Company’s contract assets and liabilities primarily relate to the timing differences between cash received from a customer in connection with contractual rights to invoicing and the timing of revenue recognition following completion of performance obligations. The Company's accounts receivable balance is made up entirely of customer contract related balances. Changes in the Company’s contract assets, which are included in “Unbilled AR” and "Deferred program costs" (see Note 7, “Accounts Receivable” and Note 8, "Inventory" for a reconciliation to the condensed consolidated balance sheet) and contract liabilities, which are included in the current portion and long term portion of “deferred revenue” in the Company’s condensed consolidated balance sheets, are as follows:

	Unbilled AR	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2018	$3,016	$2,567	$21,937
Impact of adoption of ASC 606	—	(1,599)	(2,657)
Increases for costs incurred to fulfill performance obligations	—	1,132	—
Increase (decrease) due to customer billings	(3,221)	—	4,281
Decrease due to cost recognition on completed performance obligations	—	(48)	—
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	4,824	(9)	(3,324)
Other changes and FX impact	(16)	34	(764)
Ending balance as of June 30, 2018	$4,603	$2,077	$19,473
The Company’s remaining performance obligations represent the unrecognized revenue value of the Company’s contractual commitments. The Company’s performance obligations may vary significantly each reporting period based on the timing of major new contractual commitments. As of June 30, 2018, the Company had outstanding performance obligations on existing contracts under ASC 606 to be recognized in the next twelve months of approximately $50.6 million. There is also approximately $8.1 million of outstanding performance obligations to be recognized over a period of thirteen to sixty months. The remaining performance obligations are subject to customer actions and therefore the timing of revenue recognition cannot be reasonably estimated. The twelve month performance obligations include anticipated shipments to Inox based on the twelve month rolling forecast provided by Inox on the multi-year supply contract. The quantities specified in any forecast provided by Inox related to the multi-year supply contract are firm and irrevocable for the first three months of a twelve month rolling forecast. The timing of the performance obligations beyond the Inox twelve month provided forecast are not determinable and therefore are not included in the total remaining performance obligations.
The following table sets forth customers who represented 10% or more of the Company’s total revenues for the three months ended June 30, 2018 and 2017:

	Reportable Segment	June 30, 2018	June 30, 2017
Inox Wind Limited	Wind	25%	22%
Vestas	Grid	36%	—%
U.S. Navy	Grid	<10%	35%

3. Stock-Based Compensation
The Company accounts for its stock-based compensation at fair value. The following table summarizes stock-based compensation expense by financial statement line item for the three months ended June 30, 2018 and 2017 (in thousands):

	Three months ended June 30,
	2018	2017
Cost of revenues	$40	$36
Research and development	51	49
Selling, general and administrative	694	669
Total	$785	$754
The Company issued 34,480 shares of immediately vested common stock and 276,000 shares of restricted stock awards during the three months ended June 30, 2018, and issued 33,487 shares of immediately vested common stock during the three months ended June 30, 2017.  These restricted stock awards generally vest over 2-3 years.  Awards for restricted stock include both time-based and performance-based awards.  For options and awards that vest upon the passage of time, expense is being recorded over the vesting period.  Performance-based awards are expensed over the requisite service period based on probability of achievement. In addition, the Company issued 16,667 restricted stock units under the 2007 Stock Incentive Plan during the three months ended June 30, 2017, each of which represents the right to receive one share of common stock in connection with a severance agreement entered into with one of the Company's former executive officers. These restricted stock units vested and were settled in shares of common stock on the eighth day after receipt of an irrevocable release.
The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. The total unrecognized compensation cost for unvested outstanding stock options was $0.2 million at June 30, 2018. This expense will be recognized over a weighted average expense period of approximately 0.7 years. The total unrecognized compensation cost for unvested outstanding restricted stock was $3.5 million at June 30, 2018. This expense will be recognized over a weighted-average expense period of approximately 2.1 years.
The Company did not grant any stock options during the three months ended June 30, 2018 or 2017.

4. Computation of Net Loss per Common Share
Basic net loss per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Where applicable, diluted EPS is computed by dividing the net loss by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. For the three months ended June 30, 2018, 1.1 million shares were not included in the calculation of diluted EPS as they were considered anti-dilutive, of which 0.2 million relate to outstanding stock options, and 0.9 million relate to outstanding warrants. For the three months ended June 30, 2017, 1.5 million shares were not included in the calculation of diluted EPS as they were considered anti-dilutive, of which 0.3 million relate to outstanding stock options, and 1.2 million relate to outstanding warrants.
The following table reconciles the numerators and denominators of the earnings per share calculation for the three months ended June 30, 2018 and 2017 (in thousands, except per share data):

	Three months ended June 30,
	2018	2017
Numerator:
Net loss	$(4,737)	$(15,252)
Denominator:
Weighted-average shares of common stock outstanding	20,999	17,089
Weighted-average shares subject to repurchase	(832)	(311)
Shares used in per-share calculation ― basic	20,167	16,778
Shares used in per-share calculation ― diluted	20,167	16,778
Net loss per share ― basic	$(0.23)	$(0.91)
Net loss per share ― diluted	$(0.23)	$(0.91)

5. Acquisition and Related Goodwill

Acquisition of Infinia Technology Corporation
On September 25, 2017, the Company acquired Infinia Technology Corporation ("ITC") for approximately $3.8 million (the "Acquisition"). Located in Richmond, Washington, ITC is a technology firm founded in 2009 specializing in the design, development and commercialization of cryo-coolers for a wide range of applications. This technology supports the Company's efforts with the U.S. Navy and Ship Protection Systems (“SPS”) products.
The results of ITC's operations, which were not significant from the date of acquisition until June 30, 2018, are included in the Company’s consolidated results from the date of Acquisition of September 25, 2017, through the three months ended June 30, 2018. Assuming the Acquisition had occurred on April 1, 2017 and 2016, the impact on the consolidated results of the Company would not have been significant.

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
The Company did not identify any triggering events in the three months ended June 30, 2018, that would require interim impairment testing of goodwill.

6. Fair Value Measurements
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

The Company provides a gross presentation of activity within Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements.  A change in the hierarchy of an investment from its current level is reflected in the period during which the pricing methodology of such investment changes.  Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 is made in the event that the related security is significant to total cash and investments.  The Company did not have any transfers of assets and liabilities from Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three months ended June 30, 2018.
A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The following table provides the assets and liabilities carried at fair value on a recurring basis, measured as of June 30, 2018 and March 31, 2018 (in thousands):

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018:
Assets:
Cash equivalents	$24,704	$24,704	$—	$—
Derivative liabilities:
Warrants	1,681	—	—	1,681

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018:
Assets:
Cash equivalents	$32,589	$32,589	$—	$—
Derivative liabilities:
Warrants	$1,217	$—	$—	$1,217
The table below reflects the activity for the Company’s major classes of liabilities measured at fair value on a recurring basis (in thousands):

Warrants
April 1, 2018	$1,217
Mark to market adjustment	464
Balance at June 30, 2018	$1,681

Warrants
April 1, 2017	$1,923
Mark to market adjustment	(925)
Balance at June 30, 2017	$998
Valuation Techniques
Cash Equivalents
Cash equivalents consist of highly liquid instruments with maturities of three months or less that are regarded as high quality, low risk investments and are measured using such inputs as quoted prices, and are classified within Level 1 of the valuation hierarchy. Cash equivalents consist principally of certificates of deposits and money market accounts.
Warrants
Warrants were issued in conjunction with a Securities Purchase Agreement (the “Purchase Agreement”) with Capital Ventures International (“CVI”), an equity offering to Hudson Bay Capital in November 2014, and a Loan and Security Agreement with Hercules Technology Growth Capital, Inc. (“Hercules”). These warrants issued to CVI expired on October 4, 2017. See Note 13 “Warrants and Derivative Liabilities,” for additional information. Outstanding warrants are subject to revaluation at each balance sheet date, and any change in fair value will be recorded as a change in fair value in derivatives and warrants until the earlier of their exercise or expiration.
The Company relies on various assumptions in a lattice model to determine the fair value of warrants. The Company has valued the warrants within Level 3 of the valuation hierarchy. See Note 13, “Warrants and Derivative Liabilities,” for a discussion of the warrants and the valuation assumptions used.

7. Accounts Receivable
Accounts receivable at June 30, 2018 and March 31, 2018 consisted of the following (in thousands):

	June 30, 2018	March 31, 2018
Accounts receivable (billed)	$6,983	$4,403
Accounts receivable (unbilled)	4,603	3,016
Less: Allowance for doubtful accounts	(54)	(54)
Accounts receivable, net	$11,532	$7,365

8. Inventory
Inventory, net of reserves, at June 30, 2018 and March 31, 2018 consisted of the following (in thousands):

	June 30, 2018	March 31, 2018
Raw materials	$6,316	$7,526
Work-in-process	1,327	920
Finished goods	8,633	8,767
Deferred program costs	2,077	2,567
Net inventory	$18,353	$19,780
The Company recorded inventory write-downs of $0.1 million and $0.3 million for the three months ended June 30, 2018 and 2017, respectively.  These write downs were based on evaluating its inventory on hand for excess quantities and obsolescence.

Deferred program costs as of June 30, 2018 and March 31, 2018 primarily represent costs incurred on programs where the Company needs to complete performance obligations before the related revenue and costs will be recognized.

9. Note Receivable
The Company entered into a purchase and sale agreement dated February 1, 2018, for the sale of the Devens facility (including land, building and building improvements) located at 64 Jackson Road, Devens, Massachusetts to 64 Jackson Road, LLC, a limited liability company, in the amount of $23.0 million. The terms for payment included a $1.0 million security deposit, and a note receivable for $6.0 million payable to the Company with the remaining cash net of certain adjustments for closing costs at the date of settlement. The note receivable is due in two $3.0 million installments plus accrued interest at a rate of 1.96% on March 31, 2019 and March 31, 2020. The note is subordinate to East Boston Savings Bank's mortgage on the Devens property.
The note receivable was discounted to its present value of $5.7 million utilizing a discount rate of 6%, which was based on management’s assessment of what an appropriate loan at current market rates would be. The $0.3 million discount was recorded as an offset to the long term portion of the note receivable, and is being amortized to interest income over the term of the note. In addition, the resulting gain of $0.1 million from the sale of the Devens property which was deferred previously was recorded as a component of the cumulative effect of an accounting change upon the adoption of ASU 2017-05 which was issued as a part of ASU 2014-09. This gain was recorded as an offset to the opening accumulated deficit.
Note receivable as of June 30, 2018 and March 31, 2018 consisted of the following (in thousands):

Current assets	June 30, 2018	March 31, 2018
Note receivable, current	$3,000	$3,000
Total current note receivable	$3,000	$3,000

Long term assets
Note receivable, long term	$3,000	$3,000
Note receivable discount	(280)	(336)
Deferred gain on sale	—	(105)
Total long term note receivable	$2,720	$2,559

10. Property, Plant and Equipment
The cost and accumulated depreciation of property and equipment at June 30, 2018 and March 31, 2018 are as follows (in thousands):

	June 30, 2018	March 31, 2018
Construction in progress - equipment	528	654
Equipment and software	72,466	72,760
Furniture and fixtures	1,890	1,878
Leasehold improvements	1,632	1,426
Property, plant and equipment, gross	76,516	76,718
Less accumulated depreciation	(64,962)	(64,205)
Property, plant and equipment, net	$11,554	$12,513
Depreciation expense was $1.1 million and $4.2 million for the three months ended June 30, 2018 and 2017, respectively. Included in depreciation expense for the three months ended June 30, 2017 is $2.5 million of accelerated depreciation recorded to cost of revenues related to revised estimates of the remaining useful lives of certain pieces of manufacturing equipment. Construction in progress - equipment primarily includes capital investments in the Company's newly leased facility in Ayer, Massachusetts.

11. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses at June 30, 2018 and March 31, 2018 consisted of the following (in thousands):

	June 30, 2018	March 31, 2018
Accounts payable	$3,863	$3,096
Accrued inventories in-transit	144	1,207
Accrued other miscellaneous expenses	1,999	2,412
Advanced deposits	2,729	—
Accrued compensation	4,348	3,605
Income taxes payable	309	536
Accrued warranty	1,752	1,769
Total	$15,144	$12,625
The Company generally provides a one to two year warranty on its products, commencing upon delivery or installation where applicable. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.
Product warranty activity was as follows (in thousands):

	Three months ended June 30,
	2018	2017
Balance at beginning of period	$1,769	$2,344
Change in accruals for warranties during the period	104	41
Settlements during the period	(121)	(359)
Balance at end of period	$1,752	$2,026

12. Income Taxes
The Company recorded an income tax benefit of less than $0.1 million in the three months ended June 30, 2018. The Company recorded income tax expense of $0.1 million in the three months ended June 30, 2017.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law. ASC Topic 740 requires deferred tax assets and liabilities to be measured using the enacted rate for the period in which they are expected to reverse. Accordingly, the new 21% U.S. Federal corporate tax rate was used to measure the U.S. deferred tax assets and liabilities that will reverse in future periods. The Company's deferred tax attributes are generally subject to a full valuation allowance in the U.S. and thus, this adjustment to the attributes did not impact the tax provision. In addition, the new legislation includes a one-time transition tax in which all foreign earnings are deemed to be repatriated to the U.S. and taxable at specified rates included within the Act. The Company reviewed the accumulated foreign earnings aggregated across all non U.S. subsidiaries, net of foreign deficits. The Company believes it is in an aggregate net foreign deficit position for U.S. tax purposes and therefore not liable for the transition tax. The SEC staff issued Staff Accounting Bulletin No. 118, which provides guidance for companies that have not completed their accounting for the income tax effects of the Act in the period of enactment, allowing for a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. The Company made reasonable estimates and does not anticipate significant revisions to the accounting for the tax impact of the Act, but has not completed the accounting for the tax effects of the Act at June 30, 2018. The Company will continue to assess its provision for income taxes as future guidance is issued, but does not currently anticipate significant revisions will be necessary. The ultimate impact may differ from the Company's provisional estimates, possibly materially, due to additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be used and actions the Company may take as a result of the Act. The accounting is expected to be complete within the one year measurement period in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118.
Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.  The Company re-evaluates these uncertain tax positions on a quarterly basis.  The evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity.  Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.  The Company did not identify any uncertain tax positions in the three months ended June 30, 2018 and did not have any gross unrecognized tax benefits as of March 31, 2018.

13. Warrants and Derivative Liabilities
The Company accounts for its warrants and contingent consideration as liabilities due to certain adjustment provisions within the instruments, which require that they be recorded at fair value. The warrants are subject to revaluation at each balance sheet date and any change in fair value is recorded as a change in fair value of warrants until the earlier of its expiration or its exercise at which time the warrant liability will be reclassified to equity. The Company calculated the fair value of the warrants utilizing an integrated lattice model. See Note 6, "Fair Value Measurements", for further discussion.
Hercules Warrants
The Company issued Hercules warrants to purchase 13,927 shares of common stock (the “First Warrant”) and 25,641 shares of common stock (the “Second Warrant”) in conjunction with prior term loans that have been repaid in full. On December 19, 2014, the Company entered into the Hercules Second Amendment. In conjunction with the agreement, the Company issued the Hercules Warrant to purchase 58,823 shares of the Company’s common stock.  The Hercules Warrant is exercisable at any time after its issuance at an exercise price of $7.85 per share, subject to certain price-based and other anti-dilution adjustments, including the equity offering in May 2017, the acquisition of ITC with common stock in September 2017 and sales of common stock under the ATM entered into in January 2017, and expires on June 30, 2020.  This warrant had a fair value of $0.1 million as of June 30, 2018 and March 31, 2018.
November 2014 Warrant
On November 13, 2014, the Company completed an offering of 909,090 units of the Company’s common stock with Hudson Bay Capital. Each unit consisted of one share of the Company’s common stock and 0.9 of a warrant to purchase one share of common stock, or a warrant to purchase in the aggregate 818,181 shares (the “November 2014 Warrant”).  The November 2014 Warrant is exercisable at any time, at an exercise price equal to $7.81 per share, subject to certain price-based and other anti-dilution adjustments including those noted above, and expires on November 13, 2019.
Following is a summary of the key assumptions used to calculate the fair value of the November 2014 Warrant:

Fiscal Year 18	June 30, 2018
Risk-free interest rate	2.40%
Expected annual dividend yield	—
Expected volatility	67.40%
Term (years)	1.37
Fair value	$1.6 million

Fiscal Year 17	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Risk-free interest rate	2.20%	1.87%	1.49%	1.44%
Expected annual dividend yield	—	—	—	—
Expected volatility	65.86%	65.86%	65.64%	67.21%
Term (years)	1.62	1.87	2.12	2.37
Fair value	$1.1 million	$0.4 million	$0.8 million	$0.9 million
The Company recorded a net loss of $0.5 million and a net gain of $0.9 million, resulting from an increase and decrease in the fair value of the November 2014 Warrant during the three months ended June 30, 2018 and 2017, respectively.

14. Stockholders’ Equity
Equity Offerings
On May 5, 2017, the Company entered into an underwriting agreement with Oppenheimer & Co. Inc., as representative of several underwriters named therein, relating to the issuance and sale (the "Offering") of 4.0 million shares of the Company's common stock at a public offering price of $4.00 per share. The net proceeds to the Company from the Offering were approximately $14.7 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The Offering closed on May 10, 2017. In addition, the Company granted the underwriters a 30-day option (the “Option”) to purchase up to an additional 600,000 shares of common stock at the public offering price. On May 24, 2017, the underwriters notified the Company that they had exercised their Option in full. The net proceeds to the Company from the Option were approximately $2.3 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The total net proceeds to the Company from the Offering and the Option were approximately $17.0 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The Option closed on May 26, 2017. In conjunction with the equity offering, the Company terminated a previous At Market Issuance Sales Agreement ("ATM) with FBR Capital Markets & Co. where the Company could, at its discretion, sell up to $10.0 million of the Company's common stock.

15. Commitments and Contingencies
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
On July 3, 2018, the Company, AMSC China and AMSC Austria entered into the Settlement Agreement with Sinovel. The Settlement Agreement settles the litigation and arbitration proceedings between the Company and Sinovel listed on Schedule 2 of the Settlement Agreement (the “Proceedings”), and any other civil claims, counterclaims, causes of action, rights and obligations directly or indirectly relating to the subject matters of the Proceedings and the contracts between the Company and Sinovel listed on Schedules 1 and 4 of the Settlement Agreement (the “Contracts”), subject to the exception described in Section 1.1 of the Settlement Agreement. The Settlement Agreement was filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 9, 2018.
Under the terms of the Settlement Agreement, Sinovel has agreed to pay AMSC China an aggregate cash amount in Renminbi (RMB) equivalent to $57.5 million, consisting of two installments. Sinovel paid the first installment of $32.5 million on July 4, 2018, and has agreed to pay the second installment of $25.0 million (the “Second Payment”) within ten (10) months after the U.S. District Court for the Western District of Wisconsin (the “District Court”) delivers the first sentence against Sinovel in the criminal case entitled United States v. Sinovel Wind Co., Ltd., Case Number 3:13-cr-00084-jdp. On July 6, 2018, the District Court delivered such sentence, and therefore the Second Payment is due by May 6, 2019 (the “Second Payment Due Date”). Mr. Wenyuan Wei, former Sinovel chairman and a current Sinovel shareholder, has delivered a letter of guarantee (the “Guarantee”) to the Company for the Second Payment should Sinovel fail to make such payment by the Second Payment Due Date.
In addition, pursuant to the terms of the Settlement Agreement, the Company and AMSC Austria have granted Sinovel a non-exclusive license for certain AMSC intellectual property to be used solely in Sinovel’s doubly fed wind turbines (the “License”). AMSC has agreed not to sue Sinovel, Sinovel’s power converter suppliers or Sinovel’s customers for use of the technology covered by the License. In the event that Sinovel or Mr. Wei does not make the Second Payment by the Second Payment Due Date, the Settlement Agreement provides that the License will terminate.
The Company and Sinovel have submitted withdrawal applications to terminate the Proceedings to the relevant Chinese courts and the Beijing Arbitration Commission. Subject to the Company and Sinovel complying with the terms of the Settlement Agreement, the Company and Sinovel have agreed not to re-institute any of the Proceedings. In addition, the Company and Sinovel have agreed to a mutual release and covenant not to sue covering all subject matters of the Proceedings and Contracts, effective upon the completion of the Second Payment.

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
As of June 30, 2018, the Company had $0.2 million of restricted cash included in long-term assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts. These deposits are held in interest bearing accounts.

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
The $0.3 million charged to operations in the three months ended June 30, 2018 is related to exit costs incurred for the move of the Company's corporate office.
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
All amounts related to these restructuring activities are expected to be paid by December 31, 2018.
The following table presents restructuring charges and cash payments for the three months ended June 30, 2018 and 2017(in thousands):

	Severance pay	Facility exit and
	and benefits	Relocation costs	Total
Accrued restructuring balance at April 1, 2018	$262	$173	$435
Charges to operations	—	310	310
Cash payments	(97)	(483)	(580)
Accrued restructuring balance at June 30, 2018	$165	$—	$165

	Severance pay	Facility exit and
	and benefits	Relocation costs	Total
Accrued restructuring balance at April 1, 2017	$—	$—	$—
Charges to operations	1,339	—	1,339
Cash payments	(423)	—	(423)
Accrued restructuring balance at June 30, 2017	$916	$—	$916

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
The operating results for the two business segments are as follows (in thousands):

	Three months ended June 30,
	2018	2017
Revenues:
Wind	$3,678	$2,278
Grid	8,929	6,645
Total	$12,607	$8,923

	Three months ended June 30,
	2018	2017
Operating loss:
Wind	$(1,367)	$(4,433)
Grid	(2,666)	(8,167)
Unallocated corporate expenses	(1,095)	(2,093)
Total	$(5,128)	$(14,693)
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
Unallocated corporate expenses primarily consist of stock-based compensation expense of $0.8 million and $0.8 million in the three months ended June 30, 2018 and 2017, respectively. Additionally, restructuring charges of $0.3 million and $1.3 million are included in the three months ended June 30, 2018 and 2017, respectively.
Total assets for the two business segments as of June 30, 2018 and March 31, 2018 are as follows (in thousands):

	June 30, 2018	March 31, 2018
Wind	$14,830	$16,790
Grid	42,701	37,012
Corporate assets	26,915	34,373
Total	$84,446	$88,175

18. Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board ("IASB") issued, ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance substantially converges final standards on revenue recognition between the FASB and IASB providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles. The FASB has subsequently issued multiple amendments to ASU 2014-09 which are all effective for annual reporting periods beginning after December 15, 2017.
As of April 1, 2018, the Company has adopted ASU 2014-09 and its amendments, reported the impact in its consolidated financial statements, and has implemented changes to its business processes, systems and controls to support revenue recognition and the related disclosures under this ASU. The Company’s assessment included a detailed review of representative contracts from each of the Company’s revenue streams and a comparison of its historical accounting policies and practices to the new standard. The Company adopted the new standards retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective transition method) to all existing contracts that have remaining obligations as of April 1, 2018. Accordingly, the Company has elected to retroactively adjust only those contracts that do not meet the definition of a complete contract at the date of the initial application. This guidance will lead to recognizing certain revenue transactions sooner than in the past on certain contracts, as the Company will need to estimate the revenue it will be entitled to upon contract completion, and later on other contracts, such as Consulting and Statement of Work transactions, due to the lack of an enforceable right to payment for performance obligations satisfied over time. There are no changes in the accounting for its largest revenue stream which includes Inox Wind Ltd as its primary customer. Across other revenue streams such as DVAR Equipment and DVAR Turnkey, the timing of revenue recognition will be affected for multiple types of contracts, primarily multiple performance obligation contracts in its Grid business unit, but those differences did not have a material impact on its consolidated financial statements. The adjustment to opening accumulated deficit was not significant in the period commencing on April 1, 2018. Additionally, the adoption of this new standard is not expected to have any tax impact on the consolidated financial statements. As part of this analysis, the Company evaluated its information technology capabilities and systems, and did not incur significant information technology costs to modify systems currently in place.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The amendments in ASU 2016-01 will enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years.  The Company adopted ASU 2016-01 effective April 1, 2018 and noted no significant impact to its consolidated financial statements.
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

•
In July 2018, the FASB issued ASU 2018-10, Codification improvements to Topic 842, Leases. The amendments in ASU 2018-10 provide more clarification in regards to the application and requirements of ASU 2016-02.

This ASU and its amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the effects adoption of this guidance will have on its consolidated financial statements.
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

The Company adopted ASU 2016-15 and ASU 2016-18 effective April 1, 2018 and noted no significant impact to its consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The amendments in ASU 2016-16 will improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that year.  The Company adopted ASU 2016-16 effective April 1, 2018 and noted no significant impact to its consolidated financial statements.
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
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Non-financial Assets (Subtopic 610-20). The amendments in ASU 2017-05 clarify the scope of Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Non-financial Assets, and to add guidance for partial sales of non-financial assets. Subtopic 610-20, which was issued in May 2014 as a part of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), provides guidance for recognizing gains and losses from the transfer of non-financial assets in contracts with non-customers.  The Company adopted ASU 2017-05 effective April 1, 2018 and adjusted the opening balance of accumulated deficit for $0.1 million for recognition of the deferred gain on the sale of the 64 Jackson Road building that occurred on March 28, 2018.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Subtopic 718) Scope of Modification Accounting. The amendments in ASU 2017-09 provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award.  The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted ASU 2017-09 effective April 1, 2018 and noted no significant impact to its consolidated financial statements.
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
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-Employee Share Based Payment Accounting. The amendments in ASU 2018-07 provide for the simplification of the measurement of share-based payment transactions for acquiring goods and services from non-employees. The ASU is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods. The Company is currently evaluating the impact the adoption of ASU 2018-07 may have on its consolidated financial statements.

19. Subsequent Events
The Company has performed an evaluation of subsequent events through the time of filing this Quarterly Report on Form 10-Q with the SEC, apart from the Settlement Agreement with Sinovel described in Note 15, "Commitments and Contingencies," the Company has determined that there are no such events to report.

AMERICAN SUPERCONDUCTOR CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that relate to future events or conditions, including without limitation, the statements in Part II, “Item 1A. Risk Factors” and in Part I under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects, our prospective results of operations or financial position, and anticipated payments from Sinovel may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain.  There are a number of important factors that could materially impact the value of our common stock or cause actual results to differ materially from those indicated by such forward-looking statements. These important factors include, but are not limited to: Sinovel may not make the Second Payment (as defined herein) in the timeframe expected, or at all, and the guarantor may also fail to make the Second Payment; The relevant Chinese courts and the Beijing Arbitration Commission may not accept any re-filing by us of any proceeding with Sinovel; A significant portion of our revenues are derived from a single customer, Inox, and we cannot predict if and when Inox’s demand dislocation will be resolved, and to the extent resolved, how successful Inox will be under India’s new central and state auction regime; We have a history of operating losses and negative operating cash flows, which may continue in the future and require us to secure additional financing in the future; Our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter; Our financial condition may have an adverse effect on our customer and supplier relationships; Lower prices for other fuel sources may reduce the demand for wind energy development, which could have a material adverse effect on our ability to grow our Wind business. Our success in addressing the wind energy market is dependent on the manufacturers that license our designs; Our success is dependent upon attracting and retaining qualified personnel and our inability to do so could significantly damage our business and prospects; We rely upon third-party suppliers for the components and sub-assemblies of many of our Wind and Grid products, making us vulnerable to supply shortages and price fluctuations, which could harm our business; Failure to successfully execute the move of our former Devens, Massachusetts manufacturing facility or achieve expected savings following the move could adversely impact our financial performance; We may not realize all of the sales expected from our backlog of orders and contracts; Our success depends upon the commercial use of high temperature superconductor products, which is currently limited, and a widespread commercial market for our products may not develop; Growth of the wind energy market depends largely on the availability and size of government subsidies, economic incentives and legislative programs designed to support the growth of wind energy; Our contracts with the U.S. government are subject to audit, modification or termination by the U.S. government and include certain other provisions in favor of the government, and additional funding of such contracts may not be approved by the U.S. Congress; Tax reform in the U.S. may negatively affect our operating results; We have operations in and depend on sales in emerging markets, including India, and global conditions could negatively affect our operating results or limit our ability to expand our operations outside of these markets; Our business and operations would be adversely impacted in the event of a failure or security breach of our information technology infrastructure; If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired and may lead investors and other users to lose confidence in our financial data; We face risks related to our intellectual property; We face risks related to our legal proceedings; We face risks relating to our settlement with Sinovel; and the important factors discussed under the caption "Risk Factors" in Part 1. Item 1A of our Form 10-K for the fiscal year ended March 31, 2018, Part II. Item 1A of this Quarterly Report on Form 10-Q and our other reports filed with the SEC. These and the important factors discussed under the caption “Risk Factors” in Part 1. Item 1A of our Form 10-K for the fiscal year ended March 31, 2018 and under Part II. Item IA of this Quarterly Report on Form 10-Q among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Any such forward-looking statements represent management’s estimates as of the date of this Quarterly Report on Form 10-Q. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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

Our fiscal year begins on April 1 and ends on March 31. When we refer to a particular fiscal year, we are referring to the fiscal year beginning on April 1 of that same year. For example, fiscal 2018 refers to the fiscal year beginning on April 1, 2018. Other fiscal years follow similarly.
On July 3, 2018, we and our wholly-owned subsidiaries Suzhou AMSC Superconductor Co. Ltd. (“AMSC China”) and AMSC Austria GMBH (“AMSC Austria”) entered into a settlement agreement (the “Settlement Agreement”) with Sinovel Wind Group Co., Ltd. (“Sinovel”). The Settlement Agreement settles the litigation and arbitration proceedings between us and Sinovel listed on Schedule 2 of the Settlement Agreement (the “Proceedings”), and any other civil claims, counterclaims, causes of action, rights and obligations directly or indirectly relating to the subject matters of the Proceedings and the contracts between us and Sinovel listed on Schedules 1 and 4 of the Settlement Agreement (the “Contracts”), subject to the exception described in Section 1.1 of the Settlement Agreement. The Settlement Agreement was filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 9, 2018. Under the terms of the Settlement Agreement, Sinovel agreed to pay AMSC China an aggregate cash amount in Renminbi (RMB) equivalent to $57.5 million, consisting of two installments. Sinovel paid the first installment of $32.5 million on July 4, 2018, and has agreed to pay the second installment of $25.0 million (the “Second Payment”) within ten (10) months after the U.S. District Court for the Western District of Wisconsin (the “District Court”) delivers the first sentence against Sinovel in the criminal case entitled United States v. Sinovel Wind Co., Ltd., Case Number 3:13-cr-00084-jdp. On July 6, 2018, the District Court delivered such sentence, and therefore the Second Payment is due by May 6, 2019. Mr.

Wenyuan Wei, former Sinovel chairman and a current Sinovel shareholder, has delivered a letter of guarantee to us for the Second Payment should Sinovel fail to make such payment by the Second Payment Due Date.
In addition, pursuant to the terms of the Settlement Agreement, we and AMSC Austria have granted Sinovel a non-exclusive license for certain of our intellectual property to be used solely in Sinovel’s doubly fed wind turbines (the “License”). We have agreed not to sue Sinovel, Sinovel’s power converter suppliers or Sinovel’s customers for use of the technology covered by the License. In the event that Sinovel or Mr. Wei does not make the Second Payment by the Second Payment Due Date, the Settlement Agreement provides that the License will terminate. See Note 15 “Commitments and Contingencies” for additional information on the terms of the Settlement Agreement.
On July 25, 2018, we received notice from BASF Corporation (“BASF”) that BASF will not be extending the term of the Joint Development Agreement dated March 4, 2016 (“JDA”) by and between BASF and us beyond March 3, 2019. As a result, BASF will not be required to pay $1.0 million in 2019 to us as otherwise would have been required pursuant to the terms of the JDA. To date, BASF has paid $6.0 million to us under the JDA.

Critical Accounting Policies and Estimates
The preparation of the unaudited condensed consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. During the three months ended June 30, 2018, we adopted ASU 2014-09, which provides for new requirements in regards to revenue recognition. See Note 2, "Revenue Recognition" for further details. Aside from the adoption of ASU 2014-09, there were no significant changes in the critical accounting policies that were disclosed in our Form 10-K for fiscal 2017, which ended on March 31, 2018.
Results of Operations
Three months ended June 30, 2018 compared to the three months ended June 30, 2017
Revenues
Total revenues increased 41% to $12.6 million for the three months ended June 30, 2018, compared to $8.9 million for the three months ended June 30, 2017.  Our revenues are summarized as follows (in thousands):

	Three months ended June 30,
	2018	2017
Revenues:
Wind	$3,678	$2,278
Grid	8,929	6,645
Total	$12,607	$8,923
Our Wind business unit accounted for 29% of total revenues for the three months ended June 30, 2018, compared to 26% for the three months ended June 30, 2017. Revenues in the Wind business unit increased 61% to $3.7 million in the three months ended June 30, 2018, from $2.3 million in the three months ended June 30, 2017. Wind business unit revenues increased due to increased ECS shipments to Inox during the period. Although shipments to Inox increased during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, Inox has experienced a reduction in demand for the past several quarters that we believe has been caused by the transition in India from a local fixed tariff policy regime to a central and state government auction regime, which has had an adverse impact on the Wind industry in India. We cannot predict if and when this demand dislocation will be fully resolved, and to the extent resolved, how successful Inox will be under the new central and state auction regime.
Our Grid business unit accounted for 71% of total revenues for the three months ended June 30, 2018, compared to 74% for the three months ended June 30, 2017. Our Grid business unit revenues increased 34% to $8.9 million in the three months ended June 30, 2018, from $6.6 million in the three months ended June 30, 2017. Grid business unit revenues increased primarily due to higher D-VAR system revenues.
The following table sets forth customers who represented 10% or more of our total revenues for the three months ended June 30, 2018 and 2017:

	Reportable	Three months ended June 30,
	Segment	2018	2017
Inox Wind Limited	Wind	25%	22%
Vestas	Grid	36%	—%
U.S. Navy	Grid	<10%	35%
Cost of Revenues and Gross Margin
Cost of revenues decreased by 35% to $8.7 million for the three months ended June 30, 2018, compared to $13.4 million for the three months ended June 30, 2017. Gross margin was 31% for the three months ended June 30, 2018, compared to (50)% for the three months ended June 30, 2017. The increase in the gross margin was due to increased revenue at a more favorable product mix in both business units compared to the prior year period along with accelerated depreciation in the prior year period related to revised estimates of the remaining lives on certain pieces of manufacturing equipment, as well as reduced fixed factory overhead as a result of the factory move to our newly leased Ayer facility.

Operating Expenses
Research and development
R&D expenses increased in the three months ended June 30, 2018 by 5% to $2.8 million from $2.7 million for the three months ended June 30, 2017.  The increase in R&D expenses was primarily due to higher compensation expense.

Selling, general, and administrative
SG&A expenses decreased by 6% to $5.8 million in the three months ended June 30, 2018, from $6.1 million in the three months ended June 30, 2017. The decrease in SG&A expenses was due primarily to reduced overall compensation expense.

Amortization of acquisition related intangibles
We recorded amortization expense related to our core technology and know-how, trade names and trademark intangible assets of less than $0.1 million in each of the three months ended June 30, 2018 and 2017.
Restructuring
We recorded $0.3 million for facility exit costs in the three months ended June 30, 2018 as a result of the move of the corporate office that was announced as part of our April 4, 2017 approved restructuring plan. We recorded a restructuring charge of $1.3 million for severance costs in the three months ended June 30, 2017 as a result of the reduction in force also announced on April 4, 2017. Included in the $1.3 million severance pay charged to operations in the three months ended June 30, 2017, is $0.5 million of severance pay for one of our former executive officers pursuant to the terms of a severance agreement dated June 30, 2017. Under the terms of the severance agreement, our former executive officer is entitled to eighteen months of his base salary, which is expected to be paid by December 31, 2018. From and after January 1, 2018, at our discretion, we may settle any remaining unpaid cash severance owed to our former executive officer through the issuance of a number of immediately vested shares of our common stock, determined by multiplying the remaining unpaid cash severance owed by 120%, and then dividing by the closing stock price per share of our common stock as of the last business day prior to the issuance of the shares.
Operating loss
Our operating loss is summarized as follows (in thousands):

	Three months ended June 30,
	2018	2017
Operating loss:
Wind	$(1,367)	$(4,433)
Grid	(2,666)	(8,167)
Unallocated corporate expenses	(1,095)	(2,093)
Total	$(5,128)	$(14,693)

Our Wind segment generated operating losses of $1.4 million in the three months ended June 30, 2018, compared to $4.4 million in the three months ended June 30, 2017. The decrease in the Wind business unit operating loss was due primarily to increased shipments of ECS to Inox.
Our Grid segment generated operating losses of $2.7 million in the three months ended June 30, 2018, compared to $8.2 million in the three months ended June 30, 2017. The decrease in the Grid business unit operating loss was due primarily to increased D-VAR revenues compared to the prior year period as well as decreased costs as noted above.
Unallocated corporate expenses primarily consist of stock-based compensation expense of $0.8 million and restructuring charges of $0.3 million for the three months ended June 30, 2018, and $0.8 million of stock based compensation expense and $1.3 million of restructuring charges, primarily for severance costs as a result of the restructuring action announced on April 4, 2017, in the three months ended June 30, 2017.
Change in fair value of warrants
The change in fair value of warrants resulted in a loss of $0.5 million in the three months ended June 30, 2018, compared to a gain of $0.9 million in the three months ended June 30, 2017. The change in the fair value was primarily driven by changes in stock price, which is a key valuation metric.
Interest income (expense), net
Interest income (expense), net, was income of     less than $0.2 million in the three months ended June 30, 2018, compared to expense of less than $0.1 million in the three months ended June 30, 2017. The increase in interest income was primarily related to imputed interest earned in relation to the outstanding note receivable for the sale of the 64 Jackson Road building.
Other income (expense), net
Other income (expense), net, was income of $0.6 million in the three months ended June 30, 2018, compared to expense of $1.4 million in the three months ended June 30, 2017.  The increase in other income, net, during the three months ended June 30, 2018, was primarily driven by higher foreign currency gains.
Income Taxes
Income tax benefit was less than $0.1 million in the three months ended June 30, 2018, compared to income tax expense of $0.1 million in the three months ended June 30, 2017. The increase in income tax benefit was primarily due to taxes earned in our foreign locations.
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
We define non-GAAP net loss as net loss before stock-based compensation, amortization of acquisition-related intangibles, consumption of zero cost-basis inventory, changes in fair value of warrants, non-cash interest expense, tax effect of adjustments, and the other non-cash or unusual charges, indicated in the table below. We believe non-GAAP net loss assists management and investors in comparing our performance across reporting periods on a consistent basis by excluding these non-cash or non-recurring charges that we do not believe are indicative of our core operating performance. A reconciliation of GAAP to non-GAAP net loss is set forth in the table below (in thousands, except per share data):

	Three months ended June 30,
	2018	2017
Net loss	$(4,737)	$(15,252)
Stock-based compensation	785	754
Amortization of acquisition-related intangibles	85	13
Consumption of zero cost-basis inventory	(249)	(57)
Change in fair value of warrants	464	(925)
Non-cash interest expense	—	19
Tax effect of adjustments	40	9
Non-GAAP net loss	$(3,612)	$(15,439)

Non-GAAP net loss per share	$(0.18)	$(0.92)
Weighted average shares outstanding - basic and diluted	20,167	16,778
We incurred non-GAAP net losses of $3.6 million or $0.18 per share, for the three months ended June 30, 2018, compared to non-GAAP net losses of $15.4 million or $0.92 per share for the three months ended June 30, 2017. The decrease in non-GAAP net loss was driven primarily by a decrease in net loss, as previously discussed.
Liquidity and Capital Resources
We have experienced recurring operating losses and as of June 30, 2018 had an accumulated deficit of $993.0 million. In addition, we have experienced recurring negative operating cash flows, which continued in the three months ended June 30, 2018. Although our sales to Inox increased in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, we cannot predict if and when Inox's demand dislocation will be fully resolved and to the extent resolved, how successful Inox will be under the new central and state auction regime.
Our cash requirements depend on numerous factors, including if and when the Inox demand dislocation is fully resolved, whether Inox is successful under the new central and state auction regime, our ability to collect the Second Payment from Sinovel, the successful completion of our product development activities, our ability to commercialize our Resilient Electric Grid (“REG”) and ship protection system solutions, rate of customer and market adoption of our products, collecting receivables according to established terms, and the continued availability of U.S. government funding during the product development phase of our Superconductors-based products. We continue to closely monitor our expenses and, if required, expect to further reduce our operating and capital spending to enhance liquidity.
As of June 30, 2018, we had cash, cash equivalents, and restricted cash of $26.9 million, compared to $34.2 million as of March 31, 2018, a decrease of $7.3 million. On July 4, 2018, Sinovel paid AMSC China an aggregate cash amount in Renminbi (RMB) equivalent to $32.5 million pursuant to the terms of the Settlement Agreement. On July 24, 2018, AMSC China paid $30.7 million to AMSC Austria to settle outstanding intercompany balances.Our cash and cash equivalents, and restricted cash are summarized as follows (in thousands):

	June 30, 2018	March 31, 2018
Cash and cash equivalents	$26,750	$34,084
Restricted cash	165	165
Total cash, cash equivalents, and restricted cash	$26,915	$34,249

As of June 30, 2018, we had approximately $0.8 million of cash, cash equivalents, and restricted cash in foreign bank accounts. As discussed above, the $30.7 million payment from AMSC China to AMSC Austria on July 24, 2018 is held in a foreign bank account.
For the three months ended June 30, 2018, net cash used in operating activities was $6.9 million compared to $5.4 million of cash used for the three months ended June 30, 2017. The increase in net cash used in operations was due primarily to an increase in accounts receivable in the three months ended June 30, 2018 compared to the prior year period.

For the three months ended June 30, 2018, net cash used in investing activities was $0.2 million, compared to $0.1 million for the three months ended June 30, 2017. The increase in net cash used in investing activities was due primarily to increased purchases of property, plant and equipment compared to the prior year period.
For the three months ended June 30, 2018, net cash used in financing activities was $0.2 million compared to net cash provided by financing activities of $15.1 million in the three months ended June 30, 2017. The decrease in net cash provided by financing activities was primarily due to net proceeds of $17.0 million from the issuance of 4.6 million shares of common stock in May 2017, with no such equity offering in the current year period.  See the discussion regarding the May 2017 equity offering below.
As of June 30, 2018, we had $0.2 million of restricted cash included in long-term assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts. These deposits are held in interest bearing accounts.
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
We believe we have sufficient available liquidity to fund our operations and capital expenditures for the next twelve months. In addition, we may seek to raise additional capital, which could be in the form of loans, convertible debt or equity, to fund our operating requirements and capital expenditures. Our liquidity is highly dependent on our ability to increase revenues, including our ability to collect revenues under our agreements with Inox, control our operating costs, and our ability to raise additional capital, if necessary. There can be no assurance that we will be able to raise additional capital, on favorable terms or at all, or execute on any other means of improving our liquidity as described above.
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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (IASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance substantially converges final standards on revenue recognition between the FASB and IASB providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles. The FASB has subsequently issued the following multiple amendments to ASU 2014-09 which are all effective for annual reporting periods beginning after December 15, 2017.
As of April 1, 2018, we have adopted ASU 2014-09 and its amendments, reported the impact in our consolidated financial statements, and have implemented changes to our business processes, systems and controls to support revenue recognition and the related disclosures under this ASU. Our assessment included a detailed review of representative contracts from each of our revenue streams and a comparison of our historical accounting policies and practices to the new standard. We adopted the new standards retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective transition method) to all existing contracts that have remaining obligations as of April 1, 2018. Accordingly, we have elected to retroactively adjust only those contracts that do not meet the definition of a complete contract at the date of the initial application. This guidance will lead to recognizing certain revenue transactions sooner than in the past on certain contracts, as we will need to estimate the revenue we will be entitled to upon contract completion, and later on other contracts, such as Consulting and Statement of Work transactions, due to the lack of an enforceable right to payment for performance obligations satisfied over time. There are no changes in the accounting for our largest revenue stream which includes Inox Wind Ltd as our primary customer. Across other revenue streams such as DVAR Equipment and DVAR Turnkey, the timing of revenue recognition will be affected for multiple types of contracts, primarily multiple performance obligation contracts in our Grid business unit, but those differences did not have a material impact on our consolidated financial statements. The adjustment to opening retained earnings was not significant for the period commencing on April 1, 2018. Additionally, the adoption of this new standard is not expected to have any tax impact on the consolidated financial statements. As part of this analysis, we evaluated our information technology capabilities and systems, and did not incur significant information technology costs to modify systems currently in place.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The amendments in ASU 2016-01 enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years.  We adopted ASU 2016-01 effective April 1, 2018 and noted no significant impact to our consolidated financial statements.
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

•
In July 2018, the FASB issued ASU 2018-10, Codification improvements to Topic 842, Leases. The amendments in ASU 2018-10 provide more clarification in regards to the application and requirements of ASU 2016-02.

This ASU and its amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the effects adoption of this guidance will have on our consolidated financial statements.
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

We adopted ASU 2016-15 and ASU 2016-18 effective April 1, 2018 and noted no significant impact to our consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The amendments in ASU 2016-16 improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that year.  We adopted of ASU 2016-16 effective April 1, 2018 and noted no significant impact to our consolidated financial statements.
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
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Non-financial Assets (Subtopic 610-20). The amendments in ASU 2017-05 clarify the scope of Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Non-financial Assets, and to add guidance for partial sales of non-financial assets. Subtopic 610-20, which was issued in May 2014 as a part of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), provides guidance for recognizing gains and losses from the transfer of non-financial assets in contracts with non-customers.  We adopted ASU 2017-05 effective April 1, 2018 and adjusted the opening balance of accumulated deficit for $0.1 million for recognition of the deferred gain on the sale of the 64 Jackson Road building that occurred on March 28, 2018.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Subtopic 718) Scope of Modification Accounting. The amendments in ASU 2017-09 provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award.  The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods. We adopted ASU 2017-09 effective April 1, 2018 and noted no significant impact to our consolidated financial statements.
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
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-Employee Share Based Payment Accounting. The amendments in ASU 2018-07 provide for the simplification of the measurement of share-based payment transactions for acquiring goods and services from non-employees. The ASU is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods. We are currently evaluating the impact the adoption of ASU 2018-07 may have on our consolidated financial statements.

We do not believe that, outside of those disclosed here, there are any other recently issued accounting pronouncements that will have a material impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We face exposure to financial market risks such as adverse movements in foreign currency exchange rates. These exposures may change over time as our business practices evolve and could have a material adverse impact on our financial results. Our market risk profile as of June 30, 2018 has not materially changed since March 31, 2018. Our market risk profile as of March 31, 2018 is disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the SEC on June 6, 2018.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
We implemented internal controls to ensure that we adequately evaluated our contracts and accurately account for revenue recognition under ASU 2014-09, Revenue from Contracts with Customers, as amended. Apart from the foregoing, there were no other changes to our internal control over financial reporting during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
On September 13, 2011, we commenced a series of legal actions in China against Sinovel. Our Chinese subsidiary, Suzhou AMSC Superconductor Co. Ltd., filed a claim for arbitration with the Beijing Arbitration Commission in accordance with the terms of our supply contracts with Sinovel. The case is captioned (2011) Jing Zhong An Zi No. 0693.
On October 8, 2011, Sinovel filed with the Beijing Arbitration Commission an application under the caption (2011) Jing Zhong An Zi No. 0693, for a counterclaim against us for breach of the same contracts under which we filed our original arbitration claim.
We also submitted a civil action application to the Beijing No. 1 Intermediate People’s Court under the caption (2011) Yi Zhong Min Chu Zi No. 15524, against Sinovel for software copyright infringement on September 13, 2011. In addition, we submitted a civil action application to the Beijing Higher People’s Court against Sinovel and certain of its employees for trade secret infringement on September 13, 2011 under the caption (2011) Gao Min Chu Zi No. 4193.
In connection with the Settlement Agreement described in Note 16 “Commitment and Contingencies,” on July 5, 2018, we and Sinovel submitted withdrawal applications to terminate the foregoing Proceedings to the relevant Chinese courts and the Beijing Arbitration Commission. Subject to our and Sinovel’s compliance with the terms of the Settlement Agreement, we and Sinovel have agreed not to re-institute any of the Proceedings.
On September 16, 2011, we filed a civil copyright infringement complaint in the Hainan Province No. 1 Intermediate People’s Court against Dalian Guotong Electric Co. Ltd. (“Guotong”), a supplier of power converter products to Sinovel, and Huaneng Hainan Power, Inc., a wind farm operator that has purchased Sinovel wind turbines containing Guotong power converter products. The case is captioned (2011) Hainan Yi Zhong Min Chu Zi No. 62. On August 17, 2016, we received notification from the Hainan Higher People’s Court that it dismissed the case for what it cited was a lack of evidence. Due to the Settlement Agreement with Sinovel, we no longer intend to appeal this decision.

ITEM 1A.	RISK FACTORS
Except as noted below there have been no material changes in the three months ended June 30, 2018 to the risk factors described in Part I, Item IA of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the SEC on June 6, 2018.
We face risks relating to our settlement with Sinovel.
On July 3, 2018, we and our wholly-owned subsidiaries AMSC China and AMSC Austria entered into a Settlement Agreement with Sinovel. The Settlement Agreement settles the litigation and arbitration proceedings between us and Sinovel, as further described elsewhere in this Quarterly Report. Under the terms of the Settlement Agreement, Sinovel has agreed to pay AMSC China an aggregate cash amount in Renminbi (RMB) equivalent to $57.5 million, consisting of two installments. Sinovel paid the first installment equivalent of $32.5 million on July 4, 2018, and has agreed to pay the second installment equivalent of $25.0 million by May 6, 2019, which payment has been guaranteed by Mr. Wenyuan Wei, former Sinovel chairman and a current Sinovel shareholder. Sinovel or Mr. Wei may fail to make this second payment by May 6, 2019, or at all. If we do not receive the second installment payment from either Sinovel or Mr. Wei in a timely manner or at all, our business, financial condition and results of operations could be materially adversely affected. In addition, there is no assurance that the relevant taxing authorities will agree with our assessment of the taxes that will be required in relation to foregoing payments.
In addition, if Sinovel and Mr. Wei fail to adhere to the terms of the Settlement Agreement, we may re-file our claims against Sinovel in the Chinese courts and/or with the Beijing Arbitration Commission. The Chinese courts and/or the Beijing Arbitration Commission may not accept any re-filing by us. If we are unable to re-file one or more proceedings, we may be unable to pursue our former claims against Sinovel and unable to recover damages for such claims, which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.1	Fiscal 2018 Executive Incentive Plan.	8-K	000-19672	10.1	7/3/18

10.2	Settlement Agreement, entered into by the Company on July 3, 2018.	8-K	000-19672	10.1	7/9/18

10.3	Letter of Guarantee, dated July 3, 2018	8-K	000-19672	10.2	7/9/18

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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
Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet as of June 30, 2018 and March 31, 2018 (ii) Condensed Statements of Operations and Income for the three months ended June 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended June 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2018 and 2017, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SUPERCONDUCTOR CORPORATION

Date:	July 31, 2018	By:	/s/ John W. Kosiba, Jr.
John W. Kosiba, Jr.
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)