Form 10-Q
period 2018-09-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2018-11-06
CIK 880807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2018

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
________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Shares outstanding of the Registrant’s common stock:

Common Stock, par value $0.01 per share	21,364,053
Class	Outstanding as of November 2, 2018

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$56,169	$34,084
Accounts receivable, net	7,622	7,365
Inventory	16,235	19,780
Note receivable, current portion	3,000	3,000
Prepaid expenses and other current assets	3,339	2,947
Total current assets	86,365	67,176

Property, plant and equipment, net	10,582	12,513
Intangibles, net	3,060	3,230
Note receivable, long term portion, net of discount of $224 as of September 30, 2018 and net of discount of $336 and deferred gain of $105 as of March 31, 2018	2,776	2,559
Goodwill	1,719	1,719
Restricted cash	165	165
Deferred tax assets	506	542
Other assets	332	271
Total assets	$105,505	$88,175

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$15,304	$12,625
Derivative liabilities	1,399	1,217
Deferred revenue, current portion	10,057	13,483
Total current liabilities	26,760	27,325

Deferred revenue, long term portion	7,891	8,454
Deferred tax liabilities	110	110
Other liabilities	98	57
Total liabilities	34,859	35,946

Commitments and contingencies (Note 15)

Stockholders' equity:
Common stock	216	211
Additional paid-in capital	1,042,962	1,041,113
Treasury stock	(2,042)	(1,645)
Accumulated other comprehensive (loss) income	(11)	883
Accumulated deficit	(970,479)	(988,333)
Total stockholders' equity	70,646	52,229
Total liabilities and stockholders' equity	$105,505	$88,175
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three months ended September 30,		Six months ended September 30,
	2018	2017	2018	2017
Revenues	$14,876	$11,049	$27,483	$19,971

Cost of revenues	11,252	10,777	19,966	24,186

Gross margin	3,624	272	7,517	(4,215)

Operating expenses:
Research and development	2,264	2,951	5,103	5,667
Selling, general and administrative	5,175	5,339	10,961	11,477
Amortization of acquisition-related intangibles	85	—	170	13
Change in fair value of contingent consideration	—	(201)	—	(201)
Restructuring	93	(12)	403	1,328
(Gain) on Sinovel settlement, net	(28,720)	—	(28,720)	—
Total operating (income) expenses	(21,103)	8,077	(12,083)	18,284

Operating income (loss)	24,727	(7,805)	19,600	(22,499)

Change in fair value of warrants	282	144	(182)	1,069
Gain on sale of minority interest	—	951	—	951
Interest income, net	232	54	433	45
Other income (expense), net	325	(796)	934	(2,170)
Income (loss) before income tax (benefit) expense	25,566	(7,452)	20,785	(22,604)

Income tax expense (benefit)	3,008	(171)	2,964	(71)

Net income (loss)	$22,558	$(7,281)	$17,821	$(22,533)

Net income (loss) per common share
Basic	$1.11	$(0.38)	$0.88	$(1.26)
Diluted	$1.10	$(0.38)	$0.87	$(1.26)

Weighted average number of common shares outstanding
Basic	20,313	19,060	20,240	17,925
Diluted	20,581	19,060	20,560	17,925

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three months ended September 30,		Six months ended September 30,
	2018	2017	2018	2017
Net income (loss)	$22,558	$(7,281)	$17,821	$(22,533)
Other comprehensive gain (loss), net of tax:
Foreign currency translation gain (loss)	(678)	401	(894)	1,221
Total other comprehensive gain (loss), net of tax	(678)	401	(894)	1,221
Comprehensive income (loss)	$21,880	$(6,880)	$16,927	$(21,312)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended September 30,
	2018	2017
Cash flows from operating activities:

Net income (loss)	$17,821	$(22,533)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	2,307	7,682
Stock-based compensation expense	1,610	1,232
Provision for excess and obsolete inventory	514	351
(Gain) on sale of minority interest	—	(951)
Change in fair value of warrants	182	(1,270)
Non-cash interest (income) expense	(112)	19
Other non-cash items	(727)	(97)
Changes in operating asset and liability accounts:
Accounts receivable	(279)	124
Inventory	1,278	1,354
Prepaid expenses and other current assets	(572)	85
Accounts payable and accrued expenses	2,166	(770)
Deferred revenue	(593)	1,235
Net cash provided by/(used in) operating activities	23,595	(13,539)

Cash flows from investing activities:
Purchase of property, plant and equipment	(418)	(483)
Proceeds from the sale of property, plant and equipment	138	12
Cash paid for acquisition, net of cash acquired	—	134
Proceeds from sale of minority interest	—	951
Change in other assets	(131)	(130)
Net cash provided by/(used in) investing activities	(411)	484

Cash flows from financing activities:
Employee taxes paid related to net settlement of equity awards	(396)	(274)
Repayment of debt	—	(1,575)
Proceeds from public equity offering, net	—	16,952
Proceeds from exercise of employee stock options and ESPP	71	85
Net cash provided by/(used in) financing activities	(325)	15,188

Effect of exchange rate changes on cash	(774)	608

Net increase in cash, cash equivalents and restricted cash	22,085	2,741
Cash, cash equivalents and restricted cash at beginning of period	34,249	27,744
Cash, cash equivalents and restricted cash at end of period	$56,334	$30,485

Supplemental schedule of cash flow information:
Issuance of common stock in connection with the purchase of Infinia Technology Corporation	$—	$3,557
Cash paid for income taxes, net of refunds	1,438	753
Issuance of common stock to settle liabilities	172	185
Cash paid for interest	—	42

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
These unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with United States generally accepted accounting principles (“GAAP”) and the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. The going concern basis of presentation assumes that the Company will continue operations and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those instructions. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended September 30, 2018 and 2017 and the financial position at September 30, 2018; however, these results are not necessarily indicative of results which may be expected for the full year. The interim condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2018, and notes thereto, included in the Company’s annual report on Form 10-K for the year ended March 31, 2018 filed with the Securities and Exchange Commission on June 6, 2018.
Liquidity
The Company has experienced recurring operating losses and as of September 30, 2018, the Company had an accumulated deficit of $970.5 million. In addition, the Company has experienced recurring negative operating cash flows.  At September 30, 2018, the Company had cash and cash equivalents of $56.2 million, with no outstanding debt other than ordinary trade payables. Cash provided by operations for the six months ended September 30, 2018 was $23.6 million. The current period results include the net gain received from the first installment of the Sinovel settlement of $28.7 million in the three month period ended September 30, 2018.
From April 1, 2011 through the date of this filing, the Company has reduced its global workforce substantially. As of September 30, 2018, the Company had a global workforce of 225 persons.  The Company plans to closely monitor its expenses and, if required, expects to further reduce operating costs and capital spending to enhance liquidity.
Over the last several years, the Company has entered into several debt and equity financing arrangements in order to raise capital.  Since April 1, 2012, the Company has generated aggregate cash flows from financing activities of $84.9 million.  Included in this amount are proceeds of approximately $17.0 million after deducting underwriting discounts and commissions and offering expenses payable by the Company, from the Company's equity offering completed on May 10, 2017, which includes the subsequent exercise by the underwriters of their option in full to purchase additional shares. The Company terminated its At Market Issuance Sales Agreement ("ATM") with FBR Capital Markets & Co. in conjunction with this equity offering. See Note 14 “Stockholders' Equity” for further discussion of these financing arrangements.
On July 3, 2018, the Company and its wholly-owned subsidiaries Suzhou AMSC Superconductor Co. Ltd. (“AMSC China”) and AMSC Austria GMBH (“AMSC Austria”) entered into a settlement agreement (the “Settlement Agreement”) with Sinovel Wind Group Co., Ltd. (“Sinovel”). The Settlement Agreement settles the litigation and arbitration proceedings between the Company and Sinovel, as further described in Note 15 “Commitments and Contingencies". Under the terms of the Settlement Agreement, Sinovel has agreed to pay AMSC China an aggregate cash amount in Renminbi ("RMB") equivalent to $57.5 million, consisting of two installments. Sinovel paid the first installment of $32.5 million on July 4, 2018, which was repatriated to the Company during the six months ended September 30, 2018, and has agreed to pay the second installment of $25.0 million (the “Second Payment”) within ten (10) months after the U.S. District Court for the Western District of Wisconsin (the “District Court”) delivers the first sentence against Sinovel in the criminal case entitled United States v. Sinovel Wind Co., Ltd., Case Number 3:13-

cr-00084-jdp. On July 6, 2018, the District Court delivered such sentence, and therefore the Second Payment is due by May 6, 2019 (the “Second Payment Due Date”).
On February 1, 2018, ASC Devens LLC (the "Seller"), a wholly-owned subsidiary of the Company, entered into a Purchase and Sale Agreement (the “PSA”) with 64 Jackson, LLC (the “Purchaser”) and Stewart Title Guaranty Company (“Escrow Agent”), to effectuate the sale of certain real property located at 64 Jackson Road, Devens, Massachusetts, including the building that had served as the Company’s headquarters (collectively, the “Property”), in exchange for total consideration of $23.0 million, composed of (i) cash consideration of $17.0 million, and (ii) a $6.0 million subordinated secured commercial promissory note payable to the Company (the "Seller Note"). Subsequently, the Seller, the Purchaser and Jackson 64 MGI, LLC (“Assignee”) entered into an Assignment of Purchase and Sale Agreement (the “Assignment Agreement”), pursuant to which the Purchaser assigned all of its rights and interests in the PSA to the Assignee and the Assignee agreed to assume all of the Purchaser’s obligations and liabilities under the PSA. The transaction closed on March 28, 2018, at which time the Company received, from the Assignee, cash consideration, net of certain agreed upon closing costs, of $16.9 million, and the Seller Note at an interest rate of 1.96%. The Seller Note is secured by a subordinated second mortgage on the Property and a subordinated second assignment of leases and rents.
In December 2015, the Company entered into a set of strategic agreements valued at approximately $210.0 million with Inox Wind Ltd. (“Inox” or "Inox Wind"), which includes a multi-year supply contract pursuant to which the Company will supply electrical control systems to Inox and a license agreement allowing Inox to manufacture a limited number of electrical control systems. After Inox purchases the specified number of electrical control systems required under the terms of the supply contract, Inox agreed that the Company will continue as Inox’s preferred supplier and Inox will be required to purchase from the Company a majority of its electrical control systems requirements for an additional three-year period.

The Company believes that based on the information presented above and its quarterly management assessment, it has sufficient liquidity to fund its operations and capital expenditures for the next twelve months following the issuance of the financial statements for the three and six months ended September 30, 2018. The Company’s liquidity is highly dependent on its ability to increase revenues, including its ability to collect revenues under its agreements with Inox, its ability to control its operating costs, and its ability to raise additional capital, if necessary. There can be no assurance that the Company will be able to continue to raise additional capital, on favorable terms or at all, from other sources or execute on any other means of improving liquidity described above.

2. Revenue Recognition
On April 1, 2018, the Company adopted Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, and all the related amendments and applied it to all contracts that were not completed as of April 1, 2018 using the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment of less than $0.1 million to the opening balance of accumulated deficit. Prior period amounts have not been restated and continue to be reported under the accounting standards in effect for those periods.
The adoption of this guidance has led to recognizing certain revenue transactions sooner than in the past on certain contracts, as the Company will need to estimate the revenue it will be entitled to upon contract completion, and later on other contracts, such as Consulting and Statement of Work transactions, due to the lack of an enforceable right to payment for performance obligations satisfied over time, specifically in the technology product line. The Company does not expect a material impact to its consolidated statements of operations on an ongoing basis from the adoption of the new standard.
In addition, the FASB issued Accounting Standards Update ("ASU") 2017-05, Other Income - Gains and Losses from the Derecognition of Non-financial Assets (Subtopic 610-20), in February 2017, to amend ASC 610-20, Other Income - Gains and Losses from the Derecognition of Non-financial Assets (issued at the same time as ASC 606), which provides a model for the measurement and recognition of gains and losses on the sale of non-financial assets, such as property and equipment, including real estate. As a result of adopting ASU 2017-05 on April 1, 2018, the Company recognized an adjustment to the opening balance of accumulated deficit for the deferred gain from the March 28, 2018 sale of the Company's former headquarters in Devens, Massachusetts in the amount of $0.1 million.
The cumulative effect to the Company’s consolidated April 1, 2018 balance sheet from the adoption of the new revenue standard and the sale of nonfinancial assets was as follows (in thousands):

	March 31, 2018	Opening Adjustment	April 1, 2018
Assets:
Accounts Receivable	$7,365	$(678)	$6,687
Inventory	19,780	(1,599)	18,181
Prepaid expenses and other current assets	2,947	2,277	5,224
Notes receivable, long term portion	2,559	105	2,664

Liabilities and Stockholders' Equity:
Accounts payable and accrued expenses	$(12,625)	$(2,729)	$(15,354)
Deferred revenue	(13,483)	2,657	(10,826)

Accumulated deficit	$(988,333)	$(33)	$(988,366)
Included in the opening adjustment are reclassifications for accounts receivable, deferred program costs and deferred revenue for previous balances related to agreements that no longer meet the definition of a customer contract under ASC 606. The impact of adoption on the Company’s opening balances and for the three and six months ended September 30, 2018, in all financial statement line items impacted by ASC 606 was immaterial from the amount that would have been reported under the previous guidance.
The Company’s revenues in its Grid segment are derived primarily through transmitting and distributing power, providing planning services that allow it to identify power grid needs and risks, and developing ship protection systems for the U.S. Navy. The Company’s revenues in its Wind segment are derived primarily through supplying advanced power electronics and control systems, licensing our highly engineered wind turbine designs, and providing extensive customer support services to wind turbine manufacturers. The Company records revenue based on a five-step model in accordance with ASC 606. For its customer contracts, the Company identifies the performance obligations, determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) control of goods or services is transferred to the customer. As of September 30, 2018, 87% of revenue was recognized at the point in time when control transferred to the customer, with the remainder being recognized over time.
In the Company's equipment and system product line, each contract with a customer summarizes each product sold to a customer, which typically represent distinct performance obligations. A contract's transaction price is allocated to each distinct performance obligation using the respective standalone selling price which is determined primarily using the cost plus expected margin approach and recognized as revenue when, or as, the performance obligation is satisfied. The majority of the Company’s product sales transfer control to the customer in line with the contracted delivery terms and revenue is recorded at the point in time when products are transferred to the freight forwarder, as the Company has determined that this is the point in time that control transfers to the customer.
In the Company's service and technology development product line, there are several different types of transactions but each of them begins with a contract with a customer that summarizes each product sold to a customer, which typically represents distinct performance obligations. The technology development transactions are primarily for activities that have no alternative use and for which a profit can be expected throughout the life of the contract. In these cases, the revenue is recognized over time, but in the instances where the profit cannot be assured throughout the entire contract then the revenue is recognized at a point in time. Each contract's transaction price is allocated to each distinct performance obligation using the respective standalone selling price which is determined primarily using the cost plus expected margin approach. The ongoing service transactions are for service contracts that provide benefit to the customer simultaneously as the Company performs its obligations, and therefore this revenue is recognized ratably over time throughout the effective period of these contracts. The transaction prices on these contracts are allocated based on an adjusted market approach which is re-assessed annually for reasonableness. The field service transactions include contracts for delivery of goods and completion of services made at the customer's requests, which are not deemed satisfied until the work has been completed and/or the requested goods have been delivered, so all of this revenue is recognized at the point in time when the control changes, and at allocated prices based on the adjusted market approach driven by standard price lists. The royalty transactions are related to certain contract terms on transactions in the Company's equipment and systems product line based on activity as specified in the contracts. The transaction prices of these agreements are calculated based on an adjusted market approach as specified in the contract. The Company reports royalty revenue for usage-based royalties when the sales have occurred. In circumstances when collectability is not assured and a contract does not exist under ASC 606, revenue is deferred until a non-refundable payment has been received for substantially all the amount that is due and there are no further remaining performance obligations.
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
The following tables disaggregate the Company’s revenue by product line and by shipment destination:

	Three Months Ended September 30, 2018		Six Months Ended September 30, 2018
Product Line:	Grid	Wind	Grid	Wind
Equipment and systems	$5,503	$7,219	$12,957	$10,711
Services and technology development	2,066	88	3,541	274
Total	$7,569	$7,307	$16,498	$10,985

Region:
Americas	$5,052	$24	$12,548	$47
Asia Pacific	2,308	7,278	3,115	10,873
EMEA	209	5	835	65
Total	$7,569	$7,307	$16,498	$10,985
As of September 30, 2018 and March 31, 2018, the Company’s contract assets and liabilities primarily relate to the timing differences between cash received from a customer in connection with contractual rights to invoicing and the timing of revenue recognition following completion of performance obligations. The Company's accounts receivable balance is made up entirely of customer contract related balances. Changes in the Company’s contract assets, which are included in “Unbilled AR” and "Deferred program costs" (see Note 7, “Accounts Receivable” and Note 8, "Inventory" for a reconciliation to the condensed consolidated balance sheet) and contract liabilities, which are included in the current portion and long term portion of “deferred revenue” in the Company’s condensed consolidated balance sheets, are as follows:

	Unbilled AR	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2018	$3,016	$2,567	$21,937
Impact of adoption of ASC 606	—	(1,599)	(2,657)
Increases for costs incurred to fulfill performance obligations	—	1,267	—
Increase (decrease) due to customer billings	(7,886)	—	7,828
Decrease due to cost recognition on completed performance obligations	—	(1,033)	—
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	7,439	(9)	(8,296)
Other changes and FX impact	(19)	24	(864)
Ending balance as of September 30, 2018	$2,550	$1,217	$17,948
The Company’s remaining performance obligations represent the unrecognized revenue value of the Company’s contractual commitments. The Company’s performance obligations may vary significantly each reporting period based on the timing of major new contractual commitments. As of September 30, 2018, the Company had outstanding performance obligations on existing contracts under ASC 606 to be recognized in the next twelve months of approximately $52.5 million. There are also approximately $7.1 million of outstanding performance obligations to be recognized over a period of thirteen to sixty months. The remaining performance obligations are subject to customer actions and therefore the timing of revenue recognition cannot be reasonably estimated. The twelve month performance obligations include anticipated shipments to Inox based on the twelve month rolling forecast provided by Inox on the multi-year supply contract. The quantities specified in any forecast provided by Inox related to the multi-year supply contract are firm and irrevocable for the first three months of a twelve month rolling forecast. The timing of the performance obligations beyond the Inox twelve month provided forecast are not determinable and therefore are not included in the total remaining performance obligations.
The following table sets forth customers who represented 10% or more of the Company’s total revenues for the three and six months ended September 30, 2018 and 2017:

	Reportable	Three months ended September 30,		Six months ended September 30,
	Segment	2018	2017	2018	2017
Inox Wind Limited	Wind	45%	46%	36%	35%
Vestas	Grid	11%	—%	23%	—%
Quanta Power	Grid	12%	—%	<10%	—%
U.S. Navy	Grid	<10%	—%	<10%	16%
YMC Inc.	Grid	—%	15%	—%	<10%

3. Stock-Based Compensation
The Company accounts for its stock-based compensation at fair value. The following table summarizes stock-based compensation expense by financial statement line item for the three and six months ended September 30, 2018 and 2017 (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2018	2017	2018	2017
Cost of revenues	$50	$23	$90	$59
Research and development	70	61	121	110
Selling, general and administrative	705	394	1,399	1,063
Total	$825	$478	$1,610	$1,232
The Company issued 37,075 shares of immediately vested common stock and 413,000 shares of restricted stock awards during the six months ended September 30, 2018, and issued 37,140 shares of immediately vested common stock and 795,500 shares of restricted stock awards during the six months ended September 30, 2017.  These restricted stock awards generally vest over 2-3 years.  Awards for restricted stock include both time-based and performance-based awards.  For options and restricted stock awards that vest upon the passage of time, expense is being recorded over the vesting period.  Performance-based awards are expensed over the requisite service period based on probability of achievement. In addition, the Company issued 16,667 restricted stock units under the 2007 Stock Incentive Plan during the six months ended September 30, 2017, each of which represents the right to receive one share of common stock in connection with a severance agreement entered into with one of the Company's former executive officers. These restricted stock units vested and were settled in shares of common stock on the eighth day after receipt of an irrevocable release.
The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. The total unrecognized compensation cost for unvested outstanding stock options was $0.1 million at September 30, 2018. This expense will be recognized over a weighted average expense period of approximately 0.5 years. The total unrecognized compensation cost for unvested outstanding restricted stock was $3.6 million at September 30, 2018. This expense will be recognized over a weighted-average expense period of approximately 1.9 years.
The Company did not grant any stock options during the three and six months ended September 30, 2018 or 2017.

4. Computation of Net Income (Loss) per Common Share
Basic net income (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Where applicable, diluted EPS is computed by dividing the net income (loss) by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. For the three months ended September 30, 2018, 1.6 million shares were not included in the calculation of diluted EPS as they were considered anti-dilutive, of which 0.3 million relate to outstanding stock options, 0.9 million relate to outstanding warrants and 0.4 million relate to outstanding awards. For the six months ended September 30, 2018, 1.4 million shares were not included in the calculation of diluted EPS as they were considered anti-dilutive, of which 0.2 million relate to outstanding stock options, 0.9 million relate to outstanding warrants and 0.3 million relate to outstanding awards. For the three and six months ended September 30, 2017, 1.5 million shares were not included in the calculation of diluted EPS as they were considered anti-dilutive, of which 0.3 million relate to outstanding stock options, and 1.2 million relate to outstanding warrants.
The following table reconciles the numerators and denominators of the earnings per share calculation for the three and six months ended September 30, 2018 and 2017 (in thousands, except per share data):

	Three months ended September 30,		Six months ended September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$22,558	$(7,281)	$17,821	$(22,533)
Denominator:
Weighted-average shares of common stock outstanding	21,252	19,531	21,126	18,316
Weighted-average shares subject to repurchase	(939)	(471)	(886)	(391)
Shares used in per-share calculation ― basic	20,313	19,060	20,240	17,925
Shares used in per-share calculation ― diluted	20,581	19,060	20,560	17,925
Net income (loss) per share ― basic	$1.11	$(0.38)	$0.88	$(1.26)
Net income (loss) per share ― diluted	$1.10	$(0.38)	$0.87	$(1.26)

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

The results of ITC's operations, which were not significant from the date of acquisition until September 30, 2018, are included in the Company’s consolidated results from the date of Acquisition of September 25, 2017, through September 30, 2018. Assuming the Acquisition had occurred on April 1, 2017, the impact on the consolidated results of the Company would not have been significant.

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
The Company did not identify any triggering events in the six months ended September 30, 2018, that would require interim impairment testing of goodwill.

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

The Company provides a gross presentation of activity within Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements.  A change in the hierarchy of an investment from its current level is reflected in the period during which the pricing methodology of such investment changes.  Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 is made in the event that the related security is significant to total cash and investments.  The Company did not have any transfers of assets and liabilities from Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the six months ended September 30, 2018.
A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The following table provides the assets and liabilities carried at fair value on a recurring basis, measured as of September 30, 2018 and March 31, 2018 (in thousands):

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018:
Assets:
Cash equivalents	$46,841	$46,841	$—	$—
Derivative liabilities:
Warrants	1,399	—	—	1,399

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018:
Assets:
Cash equivalents	$32,589	$32,589	$—	$—
Derivative liabilities:
Warrants	$1,217	$—	$—	$1,217
The table below reflects the activity for the Company’s major classes of liabilities measured at fair value on a recurring basis (in thousands):

Warrants
April 1, 2018	$1,217
Mark to market adjustment	182
Balance at September 30, 2018	$1,399

	Warrants	Acquisition Contingent Consideration
April 1, 2017	$1,923	$—
Issuance of contingent consideration	—	571
Mark to market adjustment	(1,069)	(201)
Balance at September 30, 2017	$854	$370
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
Contingent Consideration
Contingent consideration relates to a make whole payment provision set forth in the stock purchase agreement ("SPA") for the acquisition of ITC that requires the Company to guarantee the purchase price of the acquisition should the aggregate proceeds of the resale of AMSC shares sold by selling stockholders during the first 90 days after the effectiveness of the resale registration statement be less than the agreed upon purchase price for such AMSC shares (per the terms of the SPA) sold during such 90 day period. See Note 13, "Warrants and Derivative Liabilities" and Note 5, “Acquisition and Related Goodwill” for further discussion. The Company relied on a Black Scholes option pricing method to determine the fair value of the contingent consideration on the date of acquisition. All of the stock related to this liability was sold as of December 5, 2017 and the amount of the make whole payment provided for in the SPA was calculated to be $0.7 million, and subsequently paid on January 5, 2018.

7. Accounts Receivable
Accounts receivable at September 30, 2018 and March 31, 2018 consisted of the following (in thousands):

	September 30, 2018	March 31, 2018
Accounts receivable (billed)	$5,072	$4,403
Accounts receivable (unbilled)	2,550	3,016
Less: Allowance for doubtful accounts	—	(54)
Accounts receivable, net	$7,622	$7,365

8. Inventory
Inventory, net of reserves, at September 30, 2018 and March 31, 2018 consisted of the following (in thousands):

	September 30, 2018	March 31, 2018
Raw materials	$5,996	$7,526
Work-in-process	2,306	920
Finished goods	6,716	8,767
Deferred program costs	1,217	2,567
Net inventory	$16,235	$19,780
The Company recorded inventory write-downs of $0.4 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively. The Company recorded inventory write-downs of $0.5 million and $0.4 million for the six months ended September 30, 2018 and 2017, respectively.  These write downs were based on evaluating its inventory on hand for excess quantities and obsolescence.
Deferred program costs as of September 30, 2018 and March 31, 2018 primarily represent costs incurred on programs where the Company needs to complete performance obligations before the related revenue and costs will be recognized.

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
Note receivable as of September 30, 2018 and March 31, 2018 consisted of the following (in thousands):

Current assets	September 30, 2018	March 31, 2018
Note receivable, current	$3,000	$3,000
Total current note receivable	$3,000	$3,000

Long term assets
Note receivable, long term	$3,000	$3,000
Note receivable discount	(224)	(336)
Deferred gain on sale	—	(105)
Total long term note receivable	$2,776	$2,559

10. Property, Plant and Equipment
The cost and accumulated depreciation of property and equipment at September 30, 2018 and March 31, 2018 are as follows (in thousands):

	September 30, 2018	March 31, 2018
Construction in progress - equipment	597	654
Equipment and software	45,797	72,760
Furniture and fixtures	1,307	1,878
Leasehold improvements	1,838	1,426
Property, plant and equipment, gross	49,539	76,718
Less accumulated depreciation	(38,957)	(64,205)
Property, plant and equipment, net	$10,582	$12,513
Depreciation expense was $1.1 million and $3.2 million for the three months ended September 30, 2018 and 2017, respectively. Depreciation expense was $2.1 million and $7.5 million for the six months ended September 30, 2018 and 2017, respectively. Included in depreciation expense for the three and six months ended September 30, 2017 is $1.6 million and $4.1 million, respectively, of accelerated depreciation recorded to cost of revenues related to revised estimates of the remaining useful lives of certain pieces of manufacturing equipment. Construction in progress - equipment primarily includes capital investments in the Company's newly leased facility in Ayer, Massachusetts.

11. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses at September 30, 2018 and March 31, 2018 consisted of the following (in thousands):

	September 30, 2018	March 31, 2018
Accounts payable	$3,934	$3,096
Accrued inventories in-transit	411	1,207
Accrued other miscellaneous expenses	2,836	2,412
Advanced deposits	890	—
Accrued compensation	3,424	3,605
Income taxes payable	2,049	536
Accrued warranty	1,760	1,769
Total	$15,304	$12,625
The Company generally provides a one to two year warranty on its products, commencing upon delivery or installation where applicable. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.

Product warranty activity was as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2018	2017	2018	2017
Balance at beginning of period	$1,752	$2,026	$1,769	$2,344
Change in accruals for warranties during the period	213	86	317	127
Settlements during the period	(205)	(260)	(326)	(619)
Balance at end of period	$1,760	$1,852	$1,760	$1,852

12. Income Taxes
The Company recorded an income tax expense of $3.0 million in each of the three and six months ended September 30, 2018. The Company recorded income tax benefit of $0.2 million and $0.1 million in the three and six months ended September 30, 2017.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law. ASC Topic 740 requires deferred tax assets and liabilities to be measured using the enacted rate for the period in which they are expected to reverse. Accordingly, the new 21% U.S. Federal corporate tax rate was used to measure the U.S. deferred tax assets and liabilities that will reverse in future periods. The Company's deferred tax attributes are generally subject to a full valuation allowance in the U.S. and thus, this adjustment to the attributes did not impact the tax provision. In addition, the new legislation includes a one-time transition tax in which all foreign earnings are deemed to be repatriated to the U.S. and taxable at specified rates included within the Act. The Company reviewed the accumulated foreign earnings aggregated across all non U.S. subsidiaries, net of foreign deficits. The Company believes it is in an aggregate net foreign deficit position for U.S. tax purposes and therefore not liable for the transition tax. The SEC staff issued Staff Accounting Bulletin No. 118, which provides guidance for companies that have not completed their accounting for the income tax effects of the Act in the period of enactment, allowing for a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. The Company made reasonable estimates and does not anticipate significant revisions to the accounting for the tax impact of the Act, but has not completed the accounting for the tax effects of the Act at September 30, 2018. The Company will continue to assess its provision for income taxes as future guidance is issued, but does not currently anticipate significant revisions will be necessary. The ultimate impact may differ from the Company's provisional estimates, possibly materially, due to additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be used and actions the Company may take as a result of the Act. The accounting is expected to be complete within the one year measurement period in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118.
Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.  The Company re-evaluates these uncertain tax positions on a quarterly basis.  The evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity.  Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.  The Company did not identify any uncertain tax positions in the six months ended September 30, 2018 and did not have any gross unrecognized tax benefits as of March 31, 2018.

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
Hercules Warrants
The Company issued Hercules warrants to purchase 13,927 shares of common stock (the “First Warrant”) and 25,641 shares of common stock (the “Second Warrant”) in conjunction with prior term loans that have been repaid in full. On December 19, 2014, the Company entered into a second amendment to the Loan and Security Agreement with Hercules (the "Hercules Second

Amendment"). In conjunction with the Hercules Second Amendment, the Company issued Hercules a warrant to purchase 58,823 shares of the Company’s common stock (the "Hercules Second Amendment")which replaced the First Warrant and the Second Warrant.  The Hercules Warrant is exercisable at any time after its issuance at an exercise price of $7.85 per share, subject to certain price-based and other anti-dilution adjustments, including the equity offering in May 2017, the acquisition of ITC with common stock in September 2017 and sales of common stock under the ATM entered into in January 2017, and expires on June 30, 2020.  This warrant had a fair value of $0.1 million as of September 30, 2018 and March 31, 2018.
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
Following is a summary of the key assumptions used to calculate the fair value of the November 2014 Warrant:

Fiscal Year 18	September 30, 2018	June 30, 2018
Risk-free interest rate	2.62%	2.40%
Expected annual dividend yield	—	—
Expected volatility	63.66%	67.40%
Term (years)	1.12	1.37
Fair value	$1.3 million	$1.6 million

Fiscal Year 17	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Risk-free interest rate	2.20%	1.87%	1.49%	1.44%	1.41%
Expected annual dividend yield	—	—	—	—	—
Expected volatility	65.86%	65.86%	65.64%	67.21%	66.53%
Term (years)	1.62	1.87	2.12	2.37	2.62
Fair value	$1.1 million	$0.4 million	$0.8 million	$0.9 million	$1.8 million
The Company recorded a net gain of $0.3 million and a net loss of $0.2 million resulting from the changes in the fair value of the November 2014 Warrant during the three and six months ended September 30, 2018, respectively. The Company recorded net gains of $0.1 million and $1.0 million, resulting from the decrease in the fair value of the November 2014 Warrant during the three and six months ended September 30, 2017, respectively.

14. Stockholders’ Equity
Equity Offerings
On May 5, 2017, the Company entered into an underwriting agreement with Oppenheimer & Co. Inc., as representative of several underwriters named therein, relating to the issuance and sale (the "Offering") of 4.0 million shares of the Company's common stock at a public offering price of $4.00 per share. The net proceeds to the Company from the Offering were approximately $14.7 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The Offering closed on May 10, 2017. In addition, the Company granted the underwriters a 30-day option (the “Option”) to purchase up to an additional 600,000 shares of common stock at the same public offering price. On May 24, 2017, the underwriters notified the Company that they had exercised their Option in full. The net proceeds to the Company from the Option were approximately $2.3 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The total net proceeds to the Company from the Offering and the Option were approximately $17.0 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The Option closed on May 26, 2017. In conjunction with the equity offering, the Company terminated a previous At Market Issuance Sales Agreement ("ATM) with FBR Capital Markets & Co. where the Company could, at its discretion, sell up to $10.0 million of the Company's common stock.

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
Under the terms of the Settlement Agreement, Sinovel has agreed to pay AMSC China an aggregate cash amount in RMB equivalent to $57.5 million, consisting of two installments. Sinovel paid the first installment of $32.5 million on July 4, 2018, and has agreed to the Second Payment of $25.0 million within ten (10) months after the District Court delivers the first sentence against Sinovel in the criminal case entitled United States v. Sinovel Wind Co., Ltd., Case Number 3:13-cr-00084-jdp. On July 6, 2018, the District Court delivered such sentence, and therefore the Second Payment is due by May 6, 2019. Mr. Wenyuan Wei, former Sinovel chairman and a current Sinovel shareholder, has delivered a letter of guarantee (the “Guarantee”) to the Company for the Second Payment should Sinovel fail to make such payment by the Second Payment Due Date.
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
The Company first considered the Settlement under ASC 606 to determine if the arrangement qualified for revenue accounting under ASC 606. As Sinovel is not considered a customer that the Company is supplying goods or services to under ordinary terms, and the Settlement was a negotiation intended to release claims by both parties rather than for the procurement of product or services, the proceeds from the Settlement will not be treated as revenue and will be reported as other income, net of direct expenses, separately in Operating Income (Expense). The Second Payment will be recorded in a similar manner when received.
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
As of September 30, 2018, the Company had $0.2 million of restricted cash included in long-term assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts. These deposits are held in interest bearing accounts.

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
The $0.4 million charged to operations in the six months ended September 30, 2018 is related to exit costs incurred for the move of the Company's corporate office.
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
All amounts related to these restructuring activities are expected to be paid by December 31, 2018.
The following table presents restructuring charges and cash payments for the six months ended September 30, 2018 and 2017(in thousands):

	Severance pay	Facility exit and
	and benefits	Relocation costs	Total
Accrued restructuring balance at April 1, 2018	$262	$173	$435
Charges to operations	—	403	403
Cash payments	(173)	(576)	(749)
Accrued restructuring balance at September 30, 2018	$89	$—	$89

	Severance pay	Facility exit and
	and benefits	Relocation costs	Total
Accrued restructuring balance at April 1, 2017	$—	$—	$—
Charges to operations	1,328	—	1,328
Cash payments	(746)	—	(746)
Accrued restructuring balance at September 30, 2017	$582	$—	$582

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
The operating results for the two business segments are as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2018	2017	2018	2017
Revenues:
Wind	$7,307	$5,554	$10,985	$7,831
Grid	7,569	5,495	16,498	12,140
Total	$14,876	$11,049	$27,483	$19,971

	Three months ended September 30,		Six months ended September 30,
	2018	2017	2018	2017
Operating profit/(loss):
Wind	$28,515	$(1,440)	$27,150	$(5,873)
Grid	(2,870)	(6,100)	(5,537)	(14,268)
Unallocated corporate expenses	(918)	(265)	(2,013)	(2,358)
Total	$24,727	$(7,805)	$19,600	$(22,499)
The accounting policies of the business segments are the same as those for the consolidated Company. The Company’s business segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measures are segment revenues and segment operating profit (loss). The disaggregated financial results of the segments reflect allocation of certain functional expense categories consistent with the basis and manner in which Company management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. In addition, certain corporate expenses which the Company does not believe are specifically attributable or allocable to either of the two business segments have been excluded from the segment operating profit (loss).
Unallocated corporate expenses primarily consist of stock-based compensation expense of $0.8 million and $0.5 million, and restructuring charges of $0.1 million and less than $0.1 million, included in the three months ended September 30, 2018 and 2017, respectively. Unallocated corporate expenses primarily consist of stock-based compensation expense of $1.6 million and $1.2 million and restructuring charges of $0.4 million and $1.3 million, included in the six months ended September 30, 2018 and 2017, respectively, as well as a gain for the change in fair value of the contingent consideration of $0.2 million in each of the three and six months ended September 30, 2017.
Total assets for the two business segments as of September 30, 2018 and March 31, 2018 are as follows (in thousands):

	September 30, 2018	March 31, 2018
Wind	$12,278	$16,790
Grid	35,077	37,012
Corporate assets	58,150	34,373
Total	$105,505	$88,175

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
As of April 1, 2018, the Company has adopted ASU 2014-09 and its amendments, reported the impact in its consolidated financial statements, and implemented changes to its business processes, systems and controls to support revenue recognition and the related disclosures under this ASU. The Company’s assessment included a detailed review of representative contracts from each of the Company’s revenue streams and a comparison of its historical accounting policies and practices to the new standard. The Company adopted the new standards retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective transition method) to all existing contracts that have remaining obligations as of April 1, 2018. Accordingly, the Company has elected to retroactively adjust only those contracts that do not meet the definition of a complete contract at the date of the initial application. This guidance will lead to recognizing certain revenue transactions sooner than in the past on certain contracts, as the Company will need to estimate the revenue it will be entitled to upon contract completion, and later on other contracts, such as Consulting and Statement of Work transactions, due to the lack of an enforceable right to payment for performance obligations satisfied over time. There are no changes in the accounting for its largest revenue stream which includes Inox Wind as its primary customer. Across other revenue streams such as D-VAR® Equipment and D-VAR® Turnkey, the timing of revenue recognition will be affected for multiple types of contracts, primarily multiple performance obligation contracts in its Grid business unit, but those differences did not have a material impact on its consolidated financial statements. The adjustment to opening accumulated deficit was not significant in the period commencing on April 1, 2018. Additionally, the adoption of this new standard is not expected to have any tax impact on the consolidated financial statements. As part of this analysis, the Company evaluated its information technology capabilities and systems, and did not incur significant information technology costs to modify systems currently in place.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU and its amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

•
In July 2018, the FASB issued ASU 2018-10, Codification improvements to Topic 842, Leases. The amendments in ASU 2018-10 provide more clarification in regards to the application and requirements of ASU 2016-02.

•
In July 2018, the FASB issued ASU 2018-11, Topic 842, Leases - Targeted improvements. The amendments in ASU 2018-11 provide for the option to adopt the standard prospectively and recognize a cumulative-effect adjustment to the opening balance of retained earnings as well as offer a new practical expedient that will allow the Company to elect, by class of underlying asset, to not separate non-lease and lease components in certain circumstances and instead to account for those components as a single item.

The Company is currently evaluating the provisions of ASU 2016-02 and its amendments, and assessing the impact the adoption of this guidance will have on its financial position, results of operations and disclosures.  This process has included identifying the implementation team, applying the revised definition of a lease per ASC 842 to existing agreements, and from that information, creating a preliminary population. This population includes agreements identified from the following sources: existing leases under ASC 840, general ledger activity from recurring vendors and information reported from a survey provided to key individuals within the Company. The Company intends to make the policy election to exclude all leases shorter than 12 months from the recognition of the recording of the right of use ("ROU") asset and related liabilities. The Company expects to elect the package of three practical expedients in regards to all leases that commenced before the effective date as well as the practical expedient that allows the use of hindsight in determining lease term. The Company anticipates the adoption of this guidance will result in certain changes to its financial statements to add the related asset and liability accounts for all of its operating leases. The Company will continue to assess its agreements for any other impacts that may result from the adoption of this standard. During the second half of fiscal 2018, the Company plans to finalize its population of leases including the classification of type of lease for each of those agreements and assess its current controls, as well as identify and implement any changes that may be necessary to comply with the provisions of ASU 2016-02, which will be effective on April 1, 2019.
The Company is required to adopt the new standards in the first quarter of fiscal 2019 and expects to do so using the modified retrospective transition method, which will impact all leases existing at, or entered into after the period of adoption. For all leases existing at the time of adoption the Company will recognize a cumulative effect adjustment to its opening balance of retained earnings as of April 1, 2019. The Company is still evaluating the final impact of this adoption method on its consolidated financial statements.
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
In July 2017, the FASB issued ASU 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815). The amendments in ASU 2017-11 provide guidance for freestanding equity-linked financial instruments, such as warrants and conversion options in convertible debt or preferred stock, and should no longer be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The ASU is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods. The Company is currently evaluating the impact the adoption of ASU 2017-11 and does not expect a significant impact on its consolidated financial statements, primarily due to the put option feature which requires continued liability classification under ASC 480.
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
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-Employee Share Based Payment Accounting. The amendments in ASU 2018-07 provide for the simplification of the measurement of share-based payment transactions for acquiring goods and services from non-employees. The ASU is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods. The Company is currently evaluating the impact of the adoption of ASU 2018-07 and does not expect it to have a significant impact on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in ASU 2018-13 provide for increased effectiveness of the disclosures made around fair value measurements while including consideration for costs and benefits. The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those periods. The Company is currently evaluating the impact the adoption of ASU 2018-13 may have on its consolidated financial statements.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that relate to future events or conditions, including without limitation, the statements in Part II, “Item 1A. Risk Factors” and in Part I under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects, our prospective results of operations or financial position, adoption of accounting changes and anticipated payments from Sinovel may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain.  There are a number of important factors that could materially impact the value of our common stock or cause actual results to differ materially from those indicated by such forward-looking statements. These important factors include, but are not limited to: Sinovel may not make the Second Payment (as defined herein) in the timeframe expected, or at all, and the guarantor may also fail to make the Second Payment; The relevant Chinese courts and the Beijing Arbitration Commission may not accept any re-filing by us of any proceeding with Sinovel; A significant portion of our revenues are derived from a single customer, Inox, and we cannot predict if and how successful Inox will be in executing on Solar Energy Corporation of India ("SECI") orders under the new central and state auction regime, and any related failure by Inox to succeed under this regime, or any delay in Inox’s ability to deliver its wind turbines, could result in fewer ECS shipments to Inox; We have a history of operating losses and negative operating cash flows, which may continue in the future and require us to secure additional financing in the future; Our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter; Our financial condition may have an adverse effect on our customer and supplier relationships; Lower prices for other fuel sources may reduce the demand for wind energy development, which could have a material adverse effect on our ability to grow our Wind business. Our success in addressing the wind energy market is dependent on the manufacturers that license our designs; Our success is dependent upon attracting and retaining qualified personnel and our inability to do so could significantly damage our business and prospects; We rely upon third-party suppliers for the components and sub-assemblies of many of our Wind and Grid products, making us vulnerable to supply shortages and price fluctuations, which could harm our business; Failure to successfully execute the move of our former Devens, Massachusetts manufacturing facility or achieve expected savings following the move could adversely impact our financial performance; We may not realize all of the sales expected from our backlog of orders and contracts; Our success depends upon the commercial use of high temperature superconductor products, which is currently limited, and a widespread commercial market for our products may not develop; Growth of the wind energy market depends largely on the availability and size of government subsidies, economic incentives and legislative programs designed to support the growth of wind energy; Our contracts with the U.S. government are subject to audit, modification or termination by the U.S. government and include certain other provisions in favor of the government, and additional funding of such contracts may not be approved by the U.S. Congress; Tax reform in the U.S. may negatively affect our operating results; We have operations in and depend on sales in emerging markets, including India, and global conditions could negatively affect our operating results or limit our ability to expand our operations outside of these markets; Our business and operations would be adversely impacted in the event of a failure or security breach of our information technology infrastructure; If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired and may lead investors and other users to lose confidence in our financial data; We face risks related to our intellectual property; We face risks related to our legal proceedings; We face risks relating to our settlement with Sinovel; and the important factors discussed under the caption "Risk Factors" in Part 1. Item 1A of our Form 10-K for the fiscal year ended March 31, 2018, Part II. Item 1A of this Quarterly Report on Form 10-Q and our other reports filed with the SEC. These and the important factors discussed under the caption “Risk Factors” in Part 1. Item 1A of our Form 10-K for the fiscal year ended March 31, 2018 and under Part II. Item IA of this Quarterly Report on Form 10-Q among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Any such forward-looking statements represent management’s estimates as of the date of this Quarterly Report on Form 10-Q. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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
We manufacture products using two proprietary core technologies: PowerModule™ programmable power electronic converters and our Amperium® high temperature superconductor (“HTS”) wires. These technologies and our system-level solutions are protected by a broad and deep intellectual property portfolio consisting of hundreds of patents and licenses worldwide.
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
On July 3, 2018, we and our wholly-owned subsidiaries Suzhou AMSC Superconductor Co. Ltd. (“AMSC China”) and AMSC Austria GMBH (“AMSC Austria”) entered into a settlement agreement (the “Settlement Agreement”) with Sinovel Wind Group Co., Ltd. (“Sinovel”). The Settlement Agreement settles the litigation and arbitration proceedings between us and Sinovel listed on Schedule 2 of the Settlement Agreement (the “Proceedings”), and any other civil claims, counterclaims, causes of action, rights and obligations directly or indirectly relating to the subject matters of the Proceedings and the contracts between us and Sinovel listed on Schedules 1 and 4 of the Settlement Agreement (the “Contracts”), subject to the exception described in Section 1.1 of the Settlement Agreement. The Settlement Agreement was filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 9, 2018. Under the terms of the Settlement Agreement, Sinovel agreed to pay AMSC China an aggregate cash amount in Renminbi ("RMB") equivalent to $57.5 million, consisting of two installments. Sinovel paid the first installment of $32.5 million on July 4, 2018, and has agreed to pay the second installment of $25.0 million (the “Second Payment”) within ten (10) months after the U.S. District Court for the Western District of Wisconsin (the “District Court”) delivers the first sentence against Sinovel in the criminal case entitled United States v. Sinovel Wind Co., Ltd., Case Number 3:13-cr-00084-jdp. On July 6, 2018, the District Court delivered such sentence, and therefore the Second Payment is due by May 6, 2019 (the "Second Payment Due Date"). Mr. Wenyuan Wei, former Sinovel chairman and a current Sinovel shareholder, has delivered a letter of guarantee to us for the Second Payment should Sinovel fail to make such payment by the Second Payment Due Date.
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

Critical Accounting Policies and Estimates
The preparation of the unaudited condensed consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. During the six months ended September 30, 2018, we adopted ASU 2014-09, which provides for new requirements in regards to revenue recognition. See Note 2, "Revenue Recognition" for further details. Aside from the adoption of ASU 2014-09, there were no significant changes in the critical accounting policies that were disclosed in our Form 10-K for fiscal 2017, which ended on March 31, 2018.
Results of Operations
Three and six months ended September 30, 2018 compared to the three and six months ended September 30, 2017
Revenues
Total revenues increased 35% and 38% to $14.9 million and $27.5 million for the three and six months ended September 30, 2018, compared to $11.0 million and $20.0 million for the three and six months ended September 30, 2017.  Our revenues are summarized as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2018	2017	2018	2017
Revenues:
Wind	$7,307	$5,554	$10,985	$7,831
Grid	7,569	5,495	16,498	12,140
Total	$14,876	$11,049	$27,483	$19,971
Our Wind business unit accounted for 49% and 40% of total revenues for the three and six months ended September 30, 2018, compared to 50% and 39% for the three and six months ended September 30, 2017. Revenues in the Wind business unit increased 32% and 40% to $7.3 million and $11.0 million in the three and six months ended September 30, 2018, from $5.6 million and $7.8 million in the three and six months ended September 30, 2017. Wind business unit revenues increased due to increased ECS shipments to Inox during the 2018 periods. Inox has been active in the new central and state government auction regime in India and has over 900 MW of orders from the first four SECI central government auctions, and 50 MW from the Maharashtra state government auction. However, we cannot predict if and how successful Inox will be in executing on these orders or in obtaining new orders under the new central and state auction regime. Any failure by Inox to succeed under this regime, or any delay in Inox’s ability to deliver its wind turbines, could result in fewer ECS shipments to Inox.
Our Grid business unit accounted for 51% and 60% of total revenues for the three and six months ended September 30, 2018, compared to 50% and 61% for the three and six months ended September 30, 2017. Our Grid business unit revenues increased 38% and 36% to $7.6 million and $16.5 million in the three and six months ended September 30, 2018, from $5.5 million and $12.1 million in the three and six months ended September 30, 2017. Grid business unit revenues increased primarily due to higher D-VAR system revenues.
The following table sets forth customers who represented 10% or more of our total revenues for the three and six months ended September 30, 2018 and 2017:

	Reportable	Three months ended September 30,		Six months ended September 30,
	Segment	2018	2017	2018	2017
Inox Wind Limited	Wind	45%	46%	36%	35%
Vestas	Grid	11%	—%	23%	—%
Quanta Power	Grid	12%	—%	<10%	—%
U.S. Navy	Grid	<10%	—%	<10%	16%
YMC Inc.	Grid	—%	15%	—%	<10%
Cost of Revenues and Gross Margin
Cost of revenues increased by 4% to $11.3 million for the three months ended September 30, 2018, compared to $10.8 million for the three months ended September 30, 2017. Cost of revenues decreased by 17% to $20.0 million for the six months ended September 30, 2018, compared to $24.2 million for the six months ended September 30, 2017. Gross margin was 24% for the three months ended September 30, 2018, compared to 2% for the three months ended September 30, 2017. Gross margin was 27% for the six months ended September 30, 2018, compared to (21)% for the six months ended September 30, 2017. The increases in gross margin in both the three and six month periods were due to increased revenues, a more favorable product mix, lower depreciation and reduced fixed factory overhead.

Operating Expenses
Research and development
R&D expenses decreased in the three and six months ended September 30, 2018 by 23% and 10% to $2.3 million and $5.1 million from $3.0 million and $5.7 million for the three and six months ended September 30, 2017.  The decreases in R&D expenses were primarily due to decreased compensation expense.

Selling, general, and administrative
SG&A expenses decreased by 3% and 4% to $5.2 million and $11.0 million in the three and six months ended September 30, 2018, from $5.3 million and $11.5 million in the three and six months ended September 30, 2017. The decrease in SG&A expenses was due primarily to reduced overall compensation expense.

Gain on Sinovel settlement
We recorded a gain of $28.7 million, net of legal and other direct costs, in each of the three and six months ended September 30, 2018 as a result of the receipt of the first payment from Sinovel required by the Settlement Agreement in July 2018.

Amortization of acquisition related intangibles
We recorded amortization expense related to our core technology and know-how, trade names and trademark intangible assets of $0.1 million and $0.2 million in the three and six months ended September 30, 2018, and less than $0.1 million in each of the three and six months ended September 30, 2017.
Restructuring
We recorded $0.1 million and $0.4 million for facility exit costs in the three and six months ended September 30, 2018 as a result of the move of the corporate office that was announced as part of our April 4, 2017 approved restructuring plan. We recorded a restructuring charge of $1.3 million for severance costs in the six months ended September 30, 2017 as a result of the reduction in force also announced on April 4, 2017. Included in the $1.3 million severance pay charged to operations in the six months ended September 30, 2017, is $0.5 million of severance pay for one of our former executive officers pursuant to the terms of a severance agreement dated June 30, 2017. Under the terms of the severance agreement, our former executive officer is entitled to eighteen months of his base salary, which is expected to be paid by December 31, 2018. From and after January 1, 2018, at our discretion, we may settle any remaining unpaid cash severance owed to our former executive officer through the issuance of a number of immediately vested shares of our common stock, determined by multiplying the remaining unpaid cash severance owed by 120%, and then dividing by the closing stock price per share of our common stock as of the last business day prior to the issuance of the shares.
Operating profit/(loss)
Our operating profit/(loss) is summarized as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2018	2017	2018	2017
Operating profit/(loss):
Wind	$28,515	$(1,440)	$27,150	$(5,873)
Grid	(2,870)	(6,100)	(5,537)	(14,268)
Unallocated corporate expenses	(918)	(265)	(2,013)	(2,358)
Total	$24,727	$(7,805)	$19,600	$(22,499)
Our Wind segment generated operating income of $28.5 million and $27.1 million in the three and six months ended September 30, 2018, compared to losses of $1.4 million and $5.9 million in the three and six months ended September 30, 2017. The increase in the Wind business unit operating income was due primarily to the receipt of the first payment from Sinovel required by the Settlement Agreement in July 2018 as well as increased shipments of ECS to Inox.
Our Grid segment generated operating losses of $2.9 million and $5.5 million in the three and six months ended September 30, 2018, compared to losses of $6.1 million and $14.3 million in the three and six months ended September 30, 2017. The decrease in the Grid business unit operating losses was due primarily to increased D-VAR revenues, a more favorable product mix, lower depreciation and lower operating expenses compared to the prior year period.
Unallocated corporate expenses primarily consist of stock-based compensation expense of $0.8 million and $0.5 million, and restructuring charges of $0.1 million and less than $0.1 million, included in the three months ended September 30, 2018 and 2017, respectively. Unallocated corporate expenses primarily consist of stock-based compensation expense of $1.6 million and $1.2 million and restructuring charges of $0.4 million and $1.3 million included in the six months ended September 30, 2018 and 2017, respectively, as well as a gain for the change in fair value of contingent consideration of $0.2 million in each of the three and six months ended September 30, 2017.
Change in fair value of warrants
The change in fair value of warrants resulted in a gain of $0.3 million and loss of $0.2 million in the three and six months ended September 30, 2018, compared to a gain of $0.1 million and $1.1 million in the three and six months ended September 30, 2017. The change in the fair value was primarily driven by changes in stock price, which is a key valuation metric.
Interest income, net
Interest income, net, was $0.2 million and $0.4 million in the three and six months ended September 30, 2018, compared to $0.1 million and less than $0.1 million in the three and six months ended September 30, 2017. The increase in interest income was primarily related to imputed interest earned in relation to the outstanding note receivable for the sale of the 64 Jackson Road building.
Other income (expense), net
Other income (expense), net, was income of $0.3 million and $0.9 million in the three and six months ended September 30, 2018, compared to expense of $0.8 million and $2.2 million in the three and six months ended September 30, 2017.  The increase in other income, net, during the three and six months ended September 30, 2018, was primarily driven by higher foreign currency gains.
Income Taxes

Income tax expense was $3.0 million in the three and six months ended September 30, 2018, compared to income tax benefit of $0.2 million and $0.1 million in the three and six months ended September 30, 2017. The increase in income tax expense was primarily due to the repayment of previously reserved intercompany trade balances due to AMSC Austria from AMSC China, and a dividend paid by AMSC Austria to us in the three months ended September 30, 2018 following the Sinovel settlement.
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
We define non-GAAP net loss as net loss before stock-based compensation, gain on Sinovel settlement, amortization of acquisition-related intangibles, changes in fair value of warrants and contingent consideration, non-cash interest expense, tax effect of adjustments, and the other non-cash or unusual charges, indicated in the table below. We believe non-GAAP net loss assists management and investors in comparing our performance across reporting periods on a consistent basis by excluding these non-cash or non-recurring charges that we do not believe are indicative of our core operating performance. A reconciliation of GAAP to non-GAAP net loss is set forth in the table below (in thousands, except per share data):

	Three months ended September 30,		Six months ended September 30,
	2018	2017	2018	2017
Net income (loss)	$22,558	$(7,281)	$17,821	$(22,533)
Sale of minority investments	—	(951)	—	(951)
Stock-based compensation	825	478	1,610	1,232
(Gain) on Sinovel settlement, net	(28,720)	—	(28,720)	—
Amortization of acquisition-related intangibles	85	—	170	13
Change in fair value of warrants and contingent consideration	(282)	(346)	182	(1,270)
Non-cash interest expense	—	—	—	19
Tax effect of adjustments	2,829	114	2,829	123
Non-GAAP net loss	$(2,705)	$(7,986)	$(6,108)	$(23,367)

Non-GAAP net loss per share - basic	$(0.13)	$(0.42)	$(0.30)	$(1.30)
Non-GAAP net loss per share - diluted	$(0.13)	$(0.42)	$(0.30)	$(1.30)
Weighted average shares outstanding - basic	20,313	19,060	20,240	17,925
Weighted average shares outstanding - diluted	20,313	19,060	20,240	17,925
We incurred non-GAAP net losses of $2.7 million and $6.1 million or $0.13 and $0.30 per share, for the three and six months ended September 30, 2018, compared to non-GAAP net losses of $8.0 million and $23.4 million or $0.42 and $1.30 per share for the three and six months ended September 30, 2017. The decrease in non-GAAP net loss was driven primarily by an increase in net income driven by higher revenues.
We define non-GAAP operating cash flow as operating cash flow before: the gain on Sinovel settlement (net of legal fees and expenses); tax effect of adjustments; and other unusual cash flows or items. We believe non-GAAP operating cash flow assists management and investors in comparing our operating cash flow across reporting periods on a consistent basis by excluding these non-recurring cash items that it does not believe are indicative of our core operating cash flow. A reconciliation of GAAP to non-GAAP operating cash flow is set forth in the table below (in thousands, except per share data).

Three months ending
September 30, 2018
Operating cash flow	$30,481
Sinovel settlement (net of legal fees and expenses)	(30,336)
Tax effect of adjustments	1,247
Non-GAAP operating cash flow	$1,392

Liquidity and Capital Resources
We have experienced recurring operating losses and as of September 30, 2018 had an accumulated deficit of $970.5 million. In addition, although we generated positive operating cash flows in the six month period ended September 30, 2018, we have historically experienced recurring negative operating cash flows. Although our sales to Inox increased in the six months ended September 30, 2018 compared to the six months ended September 30, 2017, we cannot predict if and how successful Inox will be in executing on SECI orders or in obtaining additional orders under the new central and state auction regime. Any failure by Inox to succeed under this regime, or any delay in Inox’s ability to deliver its wind turbines, could result in fewer ECS shipments to Inox.
Our cash requirements depend on numerous factors, including whether Inox is successful under the new central and state auction regime as noted above, our ability to collect the Second Payment from Sinovel, the successful completion of our product development activities, our ability to commercialize our Resilient Electric Grid (“REG”) and ship protection system solutions, the rate of customer and market adoption of our products, collecting receivables according to established terms, and the continued availability of U.S. government funding during the product development phase of our superconductor-based products. We continue to closely monitor our expenses and, if required, expect to further reduce our operating and capital spending to enhance liquidity.
As of September 30, 2018, we had cash, cash equivalents, and restricted cash of $56.3 million, compared to $34.2 million as of March 31, 2018, an increase of $22.1 million. As of September 30, 2018, we had approximately $5.9 million of cash, cash equivalents, and restricted cash in foreign bank accounts. Our cash and cash equivalents, and restricted cash are summarized as follows (in thousands):

	September 30, 2018	March 31, 2018
Cash and cash equivalents	$56,169	$34,084
Restricted cash	165	165
Total cash, cash equivalents, and restricted cash	$56,334	$34,249

For the six months ended September 30, 2018, net cash provided by operating activities was $23.6 million compared to $13.5 million of net cash used for the six months ended September 30, 2017. The increase in net cash provided by operations was due primarily to the receipt of the first payment from the Sinovel settlement.
For the six months ended September 30, 2018, net cash used in investing activities was $0.4 million, compared to net cash provided by investing activities of $0.5 million for the six months ended September 30, 2017. The decrease in net cash provided by investing activities was due primarily to the proceeds from the sale of minority interest in the prior year period which did not occur in the current year period.
For the six months ended September 30, 2018, net cash used in financing activities was $0.3 million compared to net cash provided by financing activities of $15.2 million in the six months ended September 30, 2017. The decrease in net cash provided by financing activities was primarily due to net proceeds of $17.0 million from the issuance of 4.6 million shares of common stock in May 2017, with no such equity offering in the current year period.
As of September 30, 2018, we had $0.2 million of restricted cash included in long-term assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts. These deposits are held in interest bearing accounts.

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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board ("IASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance substantially converges final standards on revenue recognition between the FASB and IASB providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles. The FASB has subsequently issued the following multiple amendments to ASU 2014-09 which are all effective for annual reporting periods beginning after December 15, 2017.
As of April 1, 2018, we have adopted ASU 2014-09 and its amendments, reported the impact in our consolidated financial statements, and implemented changes to our business processes, systems and controls to support revenue recognition and the related disclosures under this ASU. Our assessment included a detailed review of representative contracts from each of our revenue streams and a comparison of our historical accounting policies and practices to the new standard. We adopted the new standards retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective transition method) to all existing contracts that have remaining obligations as of April 1, 2018. Accordingly, we have elected to retroactively adjust only those contracts that do not meet the definition of a complete contract at the date of the initial application. This guidance will lead to recognizing certain revenue transactions sooner than in the past on certain contracts, as we will need to estimate the revenue we will be entitled to upon contract completion, and later on other contracts, such as Consulting and Statement of Work transactions, due to the lack of an enforceable right to payment for performance obligations satisfied over time. There are no changes in the accounting for our largest revenue stream which includes Inox Wind Ltd as our primary customer. Across other revenue streams such as D-VAR® Equipment and D-VAR® Turnkey, the timing of revenue recognition will be affected for multiple types of contracts, primarily multiple performance obligation contracts in our Grid business unit, but those differences did not have a material impact on our consolidated financial statements. The adjustment to opening retained earnings was not significant for the period commencing on April 1, 2018. Additionally, the adoption of this new standard is not expected to have any tax impact on the consolidated financial statements. As part of this analysis, we evaluated our information technology capabilities and systems, and did not incur significant information technology costs to modify systems currently in place.

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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU and its amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

•
In July 2018, the FASB issued ASU 2018-10, Codification improvements to Topic 842, Leases. The amendments in ASU 2018-10 provide more clarification in regards to the application and requirements of ASU 2016-02.

•
In July 2018, the FASB issued ASU 2018-11, Topic 842, Leases - Targeted improvements. The amendments in ASU 2018-11 provide for the option to adopt the standard prospectively and recognize a cumulative-effect adjustment to the opening balance of retained earnings as well as offer a new practical expedient that will allow us to elect, by class of underlying asset, to not separate non-lease and lease components in certain circumstances and instead to account for those components as a single item.

We are currently evaluating the provisions of ASU 2016-02 and its amendments, and assessing the impact the adoption of this guidance will have on our financial position, results of operations and disclosures.  This process has included identifying the implementation team, applying the revised definition of a lease per Accounting Standards Codification ("ASC") 842 to existing agreements and, from that information, creating a preliminary population. This population includes agreements identified from the following sources: existing leases under ASC 840, general ledger activity from recurring vendors and information reported from a survey provided to key individuals within the company. We intend to make the policy election to exclude all leases shorter than 12 months from the recognition of the recording of the right of use ("ROU") asset and related liabilities. We expect to elect the package of three practical expedients in regards to all leases that commenced before the effective date as well as the practical expedient that allows the use of hindsight in determining lease term. We anticipate the adoption of this guidance will result in certain changes to our financial statements to add the related asset and liability accounts for all of our operating leases. We will continue to assess our agreements for any other impacts that may result from the adoption of this standard. During the second half of fiscal 2018, we plan to finalize our population of leases including the classification of type of lease for each of those agreements and assess our current controls, as well as identify and implement any changes that may be necessary to comply with the provisions of ASU 2016-02, which will be effective on April 1, 2019.
We are required to adopt the new standards in the first quarter of fiscal 2019 and expect to do so using the modified retrospective transition method, which will impact all leases existing at, or entered into after the period of adoption. For all leases existing at the time of adoption we will recognize a cumulative effect adjustment to the opening balance of retained earnings as of April 1, 2019. We are still evaluating the final impact of this adoption method on our consolidated financial statements.
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
In July 2017, the FASB issued ASU 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815). The amendments in ASU 2017-11 provide guidance for freestanding equity-linked financial instruments, such as warrants and conversion options in convertible debt or preferred stock, and should no longer be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The ASU is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods. We are currently evaluating the impact the adoption of ASU 2017-11 and do not expect a significant impact on our consolidated financial statements, primarily due to the put option feature which requires continued liability classification under ASC 840.
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
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-Employee Share Based Payment Accounting. The amendments in ASU 2018-07 provide for the simplification of the measurement of share-based payment transactions for acquiring goods and services from non-employees. The ASU is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods. We are currently evaluating the impact the adoption of ASU 2018-07 and do not expect it to have a significant impact on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in ASU 2018-13 provide for increased effectiveness of the disclosures made around fair value measurements while including consideration for costs and benefits. The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those periods. We are currently evaluating the impact the adoption of ASU 2018-13 may have on our consolidated financial statements.
We do not believe that, outside of those disclosed here, there are any other recently issued accounting pronouncements that will have a material impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not Applicable

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes to our internal controls over financial reporting during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as noted below there have been no material changes to the risk factors described in Part I, Item IA of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the SEC on June 6, 2018.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.1	Fiscal 2018 Executive Incentive Plan.	8-K	000-19672	10.1	7/3/18

10.2	Settlement Agreement, entered into by the Company on July 3, 2018.	8-K	000-19672	10.1	7/9/18

10.3	Letter of Guarantee, dated July 3, 2018.	8-K	000-19672	10.2	7/9/18

10.4	Form of Option Surrender Agreement under 2007 Stock Incentive Plan, as amended.					*

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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
Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet as of September 30, 2018 and March 31, 2018 (ii) Condensed Statements of Operations and Income for the three and six months ended September 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended September 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2018 and 2017, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SUPERCONDUCTOR CORPORATION

Date:	November 6, 2018	By:	/s/ John W. Kosiba, Jr.
John W. Kosiba, Jr.
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)