Form 10-Q
period 2018-12-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2019-02-05
CIK 880807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: December 31, 2018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Shares outstanding of the Registrant’s common stock:

Common Stock, par value $0.01 per share	21,417,822
Class	Outstanding as of January 31, 2019

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$80,042	$34,084
Accounts receivable, net	8,055	7,365
Inventory	14,006	19,780
Note receivable, current portion	3,000	3,000
Prepaid expenses and other current assets	4,091	2,947
Total current assets	109,194	67,176

Property, plant and equipment, net	9,808	12,513
Intangibles, net	2,975	3,230
Note receivable, long term portion, net of discount of $168 as of December 31, 2018 and net of discount of $336 and deferred gain of $105 as of March 31, 2018	2,832	2,559
Goodwill	1,719	1,719
Restricted cash	165	165
Deferred tax assets	1,438	542
Other assets	373	271
Total assets	$128,504	$88,175

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$17,681	$12,625
Derivative liabilities	3,875	1,217
Deferred revenue, current portion	9,929	13,483
Total current liabilities	31,485	27,325

Deferred revenue, long term portion	8,133	8,454
Deferred tax liabilities	110	110
Other liabilities	97	57
Total liabilities	39,825	35,946

Commitments and contingencies (Note 15)

Stockholders' equity:
Common stock	217	211
Additional paid-in capital	1,043,815	1,041,113
Treasury stock	(2,101)	(1,645)
Accumulated other comprehensive (loss) income	(65)	883
Accumulated deficit	(953,187)	(988,333)
Total stockholders' equity	88,679	52,229
Total liabilities and stockholders' equity	$128,504	$88,175
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
Revenues	$14,134	$14,933	$41,618	$34,904

Cost of revenues	10,398	9,917	30,364	34,103

Gross margin	3,736	5,016	11,254	801

Operating expenses:
Research and development	2,470	3,023	7,573	8,690
Selling, general and administrative	5,347	5,486	16,308	16,964
Amortization of acquisition-related intangibles	85	85	255	98
Change in fair value of contingent consideration	—	272	—	71
Restructuring	47	1	450	1,328
(Gain) on Sinovel settlement, net	(24,978)	—	(53,698)	—
Total operating (income) expenses	(17,029)	8,867	(29,112)	27,151

Operating income (loss)	20,765	(3,851)	40,366	(26,350)

Change in fair value of warrants	(2,475)	399	(2,658)	1,468
Gain on sale of minority interest	127	—	127	951
Interest income, net	336	49	769	94
Other income (expense), net	124	(279)	1,058	(2,449)
Income (loss) before income tax expense	18,877	(3,682)	39,662	(26,286)

Income tax expense	1,584	566	4,548	496

Net income (loss)	$17,293	$(4,248)	$35,114	$(26,782)

Net income (loss) per common share
Basic	$0.85	$(0.21)	$1.73	$(1.44)
Diluted	$0.83	$(0.21)	$1.71	$(1.44)

Weighted average number of common shares outstanding
Basic	20,419	19,949	20,300	18,614
Diluted	20,864	19,949	20,538	18,614

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
Net income (loss)	$17,293	$(4,248)	$35,114	$(26,782)
Other comprehensive gain (loss), net of tax:
Foreign currency translation gain (loss)	(54)	52	(948)	1,273
Total other comprehensive gain (loss), net of tax	(54)	52	(948)	1,273
Comprehensive income (loss)	$17,239	$(4,196)	$34,166	$(25,509)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended December 31,
	2018	2017
Cash flows from operating activities:

Net income (loss)	$35,114	$(26,782)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	3,455	9,239
Stock-based compensation expense	2,402	2,115
Provision for excess and obsolete inventory	686	415
(Gain) on sale of minority interest	(127)	(951)
Change in fair value of warrants and contingent consideration	2,658	(1,397)
Non-cash interest (income) expense	(168)	19
Other non-cash items	(1,692)	81
Changes in operating asset and liability accounts:
Accounts receivable	(724)	(3,576)
Inventory	3,320	180
Prepaid expenses and other current assets	(1,380)	647
Accounts payable and accrued expenses	4,603	638
Deferred revenue	(361)	(862)
Net cash provided by/(used in) operating activities	47,786	(20,234)

Cash flows from investing activities:
Purchase of property, plant and equipment	(709)	(2,125)
Proceeds from the sale of property, plant and equipment	138	18
Cash paid for acquisition, net of cash acquired	—	74
Proceeds from sale of minority interest	127	951
Change in other assets	(206)	26
Net cash provided by/(used in) investing activities	(650)	(1,056)

Cash flows from financing activities:
Employee taxes paid related to net settlement of equity awards	(456)	(274)
Repayment of debt	—	(1,575)
Proceeds from public equity offering, net	—	16,952
Proceeds from exercise of employee stock options and ESPP	71	85
Net cash provided by/(used in) financing activities	(385)	15,188

Effect of exchange rate changes on cash	(792)	636

Net increase in cash, cash equivalents and restricted cash	45,959	(5,466)
Cash, cash equivalents and restricted cash at beginning of period	34,248	27,744
Cash, cash equivalents and restricted cash at end of period	$80,207	$22,278

Supplemental schedule of cash flow information:
Issuance of common stock in connection with the purchase of Infinia Technology Corporation	$—	$3,498
Cash paid for income taxes, net of refunds	2,792	1,012
Issuance of common stock to settle liabilities	235	252
Cash paid for interest	—	42

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
These unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with United States generally accepted accounting principles (“GAAP”) and the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. The going concern basis of presentation assumes that the Company will continue operations and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those instructions. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended December 31, 2018 and 2017 and the financial position at December 31, 2018; however, these results are not necessarily indicative of results which may be expected for the full year. The interim condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2018, and notes thereto, included in the Company’s annual report on Form 10-K for the year ended March 31, 2018 filed with the Securities and Exchange Commission on June 6, 2018.
Liquidity
The Company has experienced recurring operating losses and as of December 31, 2018, the Company had an accumulated deficit of $953.2 million. In addition, the Company has experienced recurring negative operating cash flows.  At December 31, 2018, the Company had cash and cash equivalents of $80.0 million, with no outstanding debt other than ordinary trade payables. Cash provided by operations for the nine months ended December 31, 2018 was $47.8 million. The current period results include the net gain received from the first and second installments of the Sinovel settlement of $53.7 million in the nine month period ended December 31, 2018.
On July 3, 2018, the Company and its wholly-owned subsidiaries Suzhou AMSC Superconductor Co. Ltd. (“AMSC China”) and AMSC Austria GMBH (“AMSC Austria”) entered into a settlement agreement (the “Settlement Agreement”) with Sinovel Wind Group Co., Ltd. (“Sinovel”). The Settlement Agreement settles the litigation and arbitration proceedings between the Company and Sinovel. Under the terms of the Settlement Agreement, Sinovel agreed to pay AMSC China an aggregate cash amount in Renminbi (“RMB”) equivalent to $57.5 million, consisting of two installments. Sinovel paid the first installment of the RMB equivalent of $32.5 million on July 4, 2018, which was repatriated to the Company during the nine months ended December 31, 2018, and paid the second installment of the RMB equivalent of $25.0 million on December 27, 2018.
On February 1, 2018, ASC Devens LLC (the “Seller”), a wholly-owned subsidiary of the Company, entered into a Purchase and Sale Agreement (the “PSA”) with 64 Jackson, LLC (the “Purchaser”) and Stewart Title Guaranty Company (“Escrow Agent”), to effectuate the sale of certain real property located at 64 Jackson Road, Devens, Massachusetts, including the building that had served as the Company’s headquarters (collectively, the “Property”), in exchange for total consideration of $23.0 million, composed of (i) cash consideration of $17.0 million, and (ii) a $6.0 million subordinated secured commercial promissory note payable to the Company (the “Seller Note”). Subsequently, the Seller, the Purchaser and Jackson 64 MGI, LLC (“Assignee”) entered into an Assignment of Purchase and Sale Agreement (the “Assignment Agreement”), pursuant to which the Purchaser assigned all of its rights and interests in the PSA to the Assignee and the Assignee agreed to assume all of the Purchaser’s obligations and liabilities under the PSA. The transaction closed on March 28, 2018, at which time the Company received, from the Assignee, cash consideration, net of certain agreed upon closing costs, of $16.9 million, and the Seller Note at an interest rate of 1.96%. The Seller Note is secured by a subordinated second mortgage on the Property and a subordinated second assignment of leases and rents.

In December 2015, the Company entered into a set of strategic agreements valued at approximately $210.0 million with Inox Wind Ltd. (“Inox” or “Inox Wind”), which includes a multi-year supply contract pursuant to which the Company will supply electrical control systems to Inox and a license agreement allowing Inox to manufacture a limited number of electrical control systems. After Inox purchases the specified number of electrical control systems required under the terms of the supply contract, Inox agreed that the Company will continue as Inox’s preferred supplier and Inox will be required to purchase from the Company a majority of its electrical control systems requirements for an additional three-year period.

The Company believes that based on the information presented above and its quarterly management assessment, it has sufficient liquidity to fund its operations and capital expenditures for the next twelve months following the issuance of the financial statements for the three and nine months ended December 31, 2018. The Company’s liquidity is highly dependent on its ability to increase revenues, including its ability to collect revenues under its agreements with Inox, its ability to control its operating costs, and its ability to raise additional capital, if necessary. There can be no assurance that the Company will be able to continue to raise additional capital, on favorable terms or at all, from other sources or execute on any other means of improving liquidity described above.

2. Revenue Recognition
On April 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, and all the related amendments and applied it to all contracts that were not completed as of April 1, 2018 using the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment of less than $0.1 million to the opening balance of accumulated deficit. Prior period amounts have not been restated and continue to be reported under the accounting standards in effect for those periods.
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
In addition, the FASB issued Accounting Standards Update (“ASU”) 2017-05, Other Income - Gains and Losses from the Derecognition of Non-financial Assets (Subtopic 610-20), in February 2017, to amend ASC 610-20, Other Income - Gains and Losses from the Derecognition of Non-financial Assets (issued at the same time as ASC 606), which provides a model for the measurement and recognition of gains and losses on the sale of non-financial assets, such as property and equipment, including real estate. As a result of adopting ASU 2017-05 on April 1, 2018, the Company recognized an adjustment to the opening balance of accumulated deficit for the deferred gain from the March 28, 2018 sale of the Company's former headquarters in Devens, Massachusetts in the amount of $0.1 million.
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

Included in the opening adjustment are reclassifications for accounts receivable, deferred program costs and deferred revenue for previous balances related to agreements that no longer meet the definition of a customer contract under ASC 606. The impact of adoption on the Company’s opening balances and for the three and nine months ended December 31, 2018, in all financial statement line items impacted by ASC 606 was immaterial from the amount that would have been reported under the previous guidance.
The Company’s revenues in its Grid segment are derived primarily through enabling the transmission and distribution of power, providing planning services that allow it to identify power grid needs and risks, and developing ship protection systems for the U.S. Navy. The Company’s revenues in its Wind segment are derived primarily through supplying advanced power electronics and control systems, licensing our highly engineered wind turbine designs, and providing extensive customer support services to wind turbine manufacturers. The Company records revenue based on a five-step model in accordance with ASC 606. For its customer contracts, the Company identifies the performance obligations, determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) control of goods or services is transferred to the customer. As of December 31, 2018, 87% of revenue was recognized at the point in time when control transferred to the customer, with the remainder being recognized over time.
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
The following tables disaggregate the Company’s revenue by product line and by shipment destination:

	Three Months Ended December 31, 2018		Nine Months Ended December 31, 2018
Product Line:	Grid	Wind	Grid	Wind
Equipment and systems	$4,614	$7,215	$17,571	$17,925
Services and technology development	2,212	93	5,754	368
Total	$6,826	$7,308	$23,325	$18,293

Region:
Americas	$3,771	$36	$16,319	$82
Asia Pacific	2,815	7,263	5,930	18,136
EMEA	240	9	1,076	75
Total	$6,826	$7,308	$23,325	$18,293
As of December 31, 2018 and March 31, 2018, the Company’s contract assets and liabilities primarily relate to the timing differences between cash received from a customer in connection with contractual rights to invoicing and the timing of revenue recognition following completion of performance obligations. The Company's accounts receivable balance is made up entirely of customer contract related balances. Changes in the Company’s contract assets, which are included in “Unbilled AR” and “Deferred program costs” (see Note 7, “Accounts Receivable” and Note 8, “Inventory” for a reconciliation to the condensed consolidated balance sheet) and contract liabilities, which are included in the current portion and long term portion of “deferred revenue” in the Company’s condensed consolidated balance sheets, are as follows:

	Unbilled AR	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2018	$3,016	$2,567	$21,937
Impact of adoption of ASC 606	—	(1,599)	(2,657)
Increases for costs incurred to fulfill performance obligations	—	1,461	—
Increase (decrease) due to customer billings	(11,063)	—	11,167
Decrease due to cost recognition on completed performance obligations	—	(1,132)	—
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	9,722	(9)	(11,345)
Other changes and FX impact	(53)	8	(1,040)
Ending balance as of December 31, 2018	$1,622	$1,296	$18,062

The Company’s remaining performance obligations represent the unrecognized revenue value of the Company’s contractual commitments. The Company’s performance obligations may vary significantly each reporting period based on the timing of major new contractual commitments. As of December 31, 2018, the Company had outstanding performance obligations on existing contracts under ASC 606 to be recognized in the next twelve months of approximately $36.8 million. There are also approximately $12.9 million of outstanding performance obligations to be recognized over a period of thirteen to sixty months. The remaining performance obligations are subject to customer actions and therefore the timing of revenue recognition cannot be reasonably estimated. The twelve month performance obligations include anticipated shipments to Inox based on the twelve month rolling forecast provided by Inox on the multi-year supply contract. The quantities specified in any forecast provided by Inox related to the multi-year supply contract are firm and irrevocable for the first three months of a twelve month rolling forecast. The timing of the performance obligations beyond the Inox twelve month provided forecast are not determinable and therefore are not included in the total remaining performance obligations.
The following table sets forth customers who represented 10% or more of the Company’s total revenues for the three and nine months ended December 31, 2018 and 2017:

	Reportable	Three Months Ended December 31,		Nine Months Ended December 31,
	Segment	2018	2017	2018	2017
Inox Wind Limited	Wind	47%	15%	40%	27%
Vestas	Grid	<10%	27%	15%	11%
SSE Generation Ltd.	Grid	<10%	17%	<10%	<10%
Fuji Bridex Pte Ltd	Grid	17%	—%	<10%	—%

3. Stock-Based Compensation
The Company accounts for its stock-based compensation at fair value. The following table summarizes stock-based compensation expense by financial statement line item for the three and nine months ended December 31, 2018 and 2017 (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
Cost of revenues	$42	$39	$132	$98
Research and development	168	184	289	294
Selling, general and administrative	582	660	1,981	1,723
Total	$792	$883	$2,402	$2,115
The Company issued 47,075 shares of immediately vested common stock and 463,000 shares of restricted stock awards during the nine months ended December 31, 2018, and issued 37,140 shares of immediately vested common stock and 800,500 shares of restricted stock awards during the nine months ended December 31, 2017.  These restricted stock awards generally vest over 2-3 years.  Awards for restricted stock include both time-based and performance-based awards.  For options and restricted stock awards that vest upon the passage of time, expense is being recorded over the vesting period.  Performance-based awards are expensed over the requisite service period based on probability of achievement. In addition, the Company issued 16,667 restricted stock units under the 2007 Stock Incentive Plan during the nine months ended December 31, 2017, each of which represents the right to receive one share of common stock in connection with a severance agreement entered into with one of the Company's former executive officers. These restricted stock units vested and were settled in shares of common stock on the eighth day after receipt of an irrevocable release.
The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. The total unrecognized compensation cost for unvested outstanding stock options was $0.1 million at December 31, 2018. This expense will be recognized over a weighted average expense period of approximately 0.3 years. The total unrecognized compensation cost for unvested outstanding restricted stock was $3.3 million at December 31, 2018. This expense will be recognized over a weighted-average expense period of approximately 1.8 years.
The Company did not grant any stock options during the three and nine months ended December 31, 2018 or 2017.

4. Computation of Net Income (Loss) per Common Share
Basic net income (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Where applicable, diluted EPS is computed by dividing the net income (loss) by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. Stock options that are out-of-the-money with exercise prices greater than the average market price of the underlying Common Shares and equity awards with performance shares where the contingency was not met are excluded from the computation of diluted EPS as the effect of their inclusion would be anti-dilutive. For the three months ended December 31, 2018, 0.5 million shares were not included in the calculation of diluted EPS as they were considered anti-dilutive, of which 0.3 million relate to outstanding stock options, and 0.2 million relate to outstanding equity awards. For the nine months ended December 31, 2018, 1.1 million shares were not included in the calculation of diluted EPS as they were considered anti-dilutive, of which 0.3 million relate to outstanding stock options, 0.6 million relate to outstanding warrants and 0.2 million relate to outstanding equity awards. For the three and nine months ended December 31, 2017, 1.2 million shares were not included in the calculation of diluted EPS as they were considered anti-dilutive, of which 0.3 million relate to outstanding stock options, and 0.9 million relate to outstanding warrants.
The following table reconciles the numerators and denominators of the earnings per share calculation for the three and nine months ended December 31, 2018 and 2017 (in thousands, except per share data):

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$17,293	$(4,248)	$35,114	$(26,782)
Denominator:
Weighted-average shares of common stock outstanding	21,396	20,889	21,216	19,189
Weighted-average shares subject to repurchase	(977)	(940)	(916)	(575)
Shares used in per-share calculation ― basic	20,419	19,949	20,300	18,614
Shares used in per-share calculation ― diluted	20,864	19,949	20,538	18,614
Net income (loss) per share ― basic	$0.85	$(0.21)	$1.73	$(1.44)
Net income (loss) per share ― diluted	$0.83	$(0.21)	$1.71	$(1.44)

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
The results of ITC's operations, which were not significant from the date of acquisition through December 31, 2018, are included in the Company’s consolidated results from the date of Acquisition of September 25, 2017, through December 31, 2018. Assuming the Acquisition had occurred on April 1, 2017, the impact on the consolidated results of the Company would not have been significant.

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
The Company did not identify any triggering events in the nine months ended December 31, 2018, that would require interim impairment testing of goodwill.

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

The Company provides a gross presentation of activity within Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements.  A change in the hierarchy of an investment from its current level is reflected in the period during which the pricing methodology of such investment changes.  Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 is made in the event that the related security is significant to total cash and investments.  The Company did not have any transfers of assets and liabilities from Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the nine months ended December 31, 2018.
A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The following table provides the assets and liabilities carried at fair value on a recurring basis, measured as of December 31, 2018 and March 31, 2018 (in thousands):

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018:
Assets:
Cash equivalents	$47,089	$47,089	$—	$—
Derivative liabilities:
Warrants	$3,875	$—	$—	$3,875

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018:
Assets:
Cash equivalents	$32,589	$32,589	$—	$—
Derivative liabilities:
Warrants	$1,217	$—	$—	$1,217
The table below reflects the activity for the Company’s major classes of liabilities measured at fair value on a recurring basis (in thousands):

Warrants
April 1, 2018	$1,217
Mark to market adjustment	2,658
Balance at December 31, 2018	$3,875

	Warrants	Acquisition Contingent Consideration
April 1, 2017	$1,923	$—
Issuance of contingent consideration	—	571
Mark to market adjustment	(1,468)	71
Settlement fees	—	45
Balance at December 31, 2017	$455	$687
Valuation Techniques
Cash Equivalents
Cash equivalents consist of highly liquid instruments with maturities of three months or less that are regarded as high quality, low risk investments and are measured using such inputs as quoted prices, and are classified within Level 1 of the valuation hierarchy. Cash equivalents consist principally of certificates of deposits and money market accounts.
Warrants
Warrants were issued in conjunction with a Securities Purchase Agreement (the “Purchase Agreement”) with Capital Ventures International (“CVI”), an equity offering to Hudson Bay Capital in November 2014, and a Loan and Security Agreement with Hercules Technology Growth Capital, Inc. (“Hercules”). The warrants issued to CVI expired on October 4, 2017. See Note 13 “Warrants and Derivative Liabilities,” for additional information. Outstanding warrants are subject to revaluation at each balance sheet date, and any change in fair value will be recorded as a change in fair value in derivatives and warrants until the earlier of their exercise or expiration.
The Company relies on various assumptions in a lattice model to determine the fair value of warrants. The Company has valued the warrants within Level 3 of the valuation hierarchy. See Note 13, “Warrants and Derivative Liabilities,” for a discussion of the warrants and the valuation assumptions used.
Contingent Consideration
Contingent consideration relates to a make whole payment provision set forth in the stock purchase agreement ("SPA") for the acquisition of ITC that required the Company to guarantee the purchase price of the acquisition had the aggregate proceeds of the resale of AMSC shares sold by selling stockholders during the first 90 days after the effectiveness of the resale registration statement been less than the agreed upon purchase price for such AMSC shares (per the terms of the SPA) sold during such 90 day period. See Note 13, "Warrants and Derivative Liabilities" and Note 5, “Acquisition and Related Goodwill” for further discussion. The Company relied on a Black Scholes option pricing method to determine the fair value of the contingent consideration on the date of acquisition. All of the stock related to this liability was sold as of December 5, 2017 and the amount of the make whole payment provided for in the SPA was calculated to be $0.7 million, and subsequently paid on January 5, 2018.

7. Accounts Receivable
Accounts receivable at December 31, 2018 and March 31, 2018 consisted of the following (in thousands):

	December 31, 2018	March 31, 2018
Accounts receivable (billed)	$6,433	$4,403
Accounts receivable (unbilled)	1,622	3,016
Less: Allowance for doubtful accounts	—	(54)
Accounts receivable, net	$8,055	$7,365

8. Inventory
Inventory, net of reserves, at December 31, 2018 and March 31, 2018 consisted of the following (in thousands):

	December 31, 2018	March 31, 2018
Raw materials	$5,777	$7,526
Work-in-process	3,296	920
Finished goods	3,637	8,767
Deferred program costs	1,296	2,567
Net inventory	$14,006	$19,780
The Company recorded inventory write-downs of $0.2 million and $0.1 million for the three months ended December 31, 2018 and 2017, respectively. The Company recorded inventory write-downs of $0.7 million and $0.4 million for the nine months ended December 31, 2018 and 2017, respectively.  These write-downs were based on the Company's evaluation of its inventory on hand for excess quantities and obsolescence.
Deferred program costs as of December 31, 2018 and March 31, 2018 primarily represent costs incurred on programs where the Company needs to complete performance obligations before the related revenue and costs will be recognized.

9. Note Receivable
The Company entered into the PSA dated February 1, 2018, for the sale of the Devens facility (including land, building and building improvements) located at 64 Jackson Road, Devens, Massachusetts to Jackson Road, LLC, a limited liability company (subsequently assigned to Jackson 64 MGI, LLC) in the amount of $23.0 million. The terms for payment included a $1.0 million security deposit, and a note receivable for $6.0 million payable to the Company with the remaining cash net of certain adjustments for closing costs at the date of settlement. The note receivable is due in two $3.0 million installments plus accrued interest at a rate of 1.96% on March 31, 2019 and March 31, 2020. The note is subordinate to East Boston Savings Bank's mortgage on the Devens property.
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
Note receivable as of December 31, 2018 and March 31, 2018 consisted of the following (in thousands):

Current assets	December 31, 2018	March 31, 2018
Note receivable, current	$3,000	$3,000
Total current note receivable	$3,000	$3,000

Long term assets
Note receivable, long term	$3,000	$3,000
Note receivable discount	(168)	(336)
Deferred gain on sale	—	(105)
Total long term note receivable	$2,832	$2,559

10. Property, Plant and Equipment
The cost and accumulated depreciation of property and equipment at December 31, 2018 and March 31, 2018 are as follows (in thousands):

	December 31, 2018	March 31, 2018
Construction in progress - equipment	632	654
Equipment and software	45,747	72,760
Furniture and fixtures	1,308	1,878
Leasehold improvements	1,955	1,426
Property, plant and equipment, gross	49,642	76,718
Less accumulated depreciation	(39,834)	(64,205)
Property, plant and equipment, net	$9,808	$12,513
Depreciation expense was $1.1 million and $1.4 million for the three months ended December 31, 2018 and 2017, respectively. Depreciation expense was $3.2 million and $8.9 million for the nine months ended December 31, 2018 and 2017, respectively. Included in depreciation expense for the nine months ended December 31, 2017 is $4.1 million of accelerated depreciation recorded to cost of revenues related to revised estimates of the remaining useful lives of certain pieces of manufacturing equipment. Construction in progress - equipment primarily includes capital investments and leasehold improvements in the Company's leased facility in Ayer, Massachusetts.

11. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses at December 31, 2018 and March 31, 2018 consisted of the following (in thousands):

	December 31, 2018	March 31, 2018
Accounts payable	$2,939	$3,096
Accrued inventories in-transit	217	1,207
Accrued other miscellaneous expenses	3,638	2,412
Advanced deposits	1,765	—
Accrued compensation	4,424	3,605
Income taxes payable	3,202	536
Accrued warranty	1,496	1,769
Total	$17,681	$12,625
The Company generally provides a one to two year warranty on its products, commencing upon delivery or installation where applicable. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.
Product warranty activity was as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
Balance at beginning of period	$1,760	$1,852	$1,769	$2,344
Change in accruals for warranties during the period	260	25	577	152
Settlements during the period	(524)	(406)	(850)	(1,025)
Balance at end of period	$1,496	$1,471	$1,496	$1,471

12. Income Taxes
The Company recorded an income tax expense of $1.6 million and $4.5 million in the three and nine months ended December 31, 2018, respectively. The Company recorded income tax expense of $0.6 million and $0.5 million in the three and nine months ended December 31, 2017, respectively.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law. ASC Topic 740 requires deferred tax assets and liabilities to be measured using the enacted rate for the period in which they are expected to reverse. Accordingly, the new 21% U.S. Federal corporate tax rate was used to measure the U.S. deferred tax assets and liabilities that will reverse in future periods. The Company's deferred tax attributes are generally subject to a full valuation allowance in the U.S. and thus, this adjustment to the attributes did not impact the tax provision. In addition, the new legislation includes a one-time transition tax in which all foreign earnings are deemed to be repatriated to the U.S. and taxable at specified rates included within the Act. The Company reviewed the accumulated foreign earnings aggregated across all non U.S. subsidiaries, net of foreign deficits. The Company believes it is in an aggregate net foreign deficit position for U.S. tax purposes and therefore not liable for the transition tax. The SEC staff issued Staff Accounting Bulletin No. 118, which provides guidance for companies that have not completed their accounting for the income tax effects of the Act in the period of enactment, allowing for a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. As of December 31, 2018, the Company completed its tax accounting for the income tax effects of the Act and made no updates to its initial estimates. The Act had no significant financial impact for the fiscal year ended March 31, 2018.
Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.  The Company re-evaluates these uncertain tax positions on a quarterly basis.  The evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity.  Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.  The Company did not identify any uncertain tax positions in the nine months ended December 31, 2018 and did not have any gross unrecognized tax benefits as of March 31, 2018.

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
Hercules Warrants
The Company issued Hercules warrants to purchase 13,927 shares of common stock (the “First Warrant”) and 25,641 shares of common stock (the “Second Warrant”) in conjunction with prior term loans that have been repaid in full. On December 19, 2014, the Company entered into a second amendment to the Loan and Security Agreement with Hercules (the "Hercules Second Amendment"). In conjunction with the Hercules Second Amendment, the Company issued Hercules a warrant to purchase 58,823 shares of the Company’s common stock (the "Hercules Warrant") which replaced the First Warrant and the Second Warrant.  The Hercules Warrant is exercisable at any time after its issuance at an exercise price of $7.85 per share, subject to certain price-based and other anti-dilution adjustments, including the equity offering in May 2017, the acquisition of ITC with common stock in September 2017 and sales of common stock under the ATM entered into in January 2017, and expires on June 30, 2020.  This warrant had a fair value of $0.3 million as of December 31, 2018 and $0.1 million as of March 31, 2018.
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

Following is a summary of the key assumptions used to calculate the fair value of the November 2014 Warrant:

Fiscal Year 18	December 31, 2018	September 30, 2018	June 30, 2018
Risk-free interest rate	2.61%	2.62%	2.40%
Expected annual dividend yield	—	—	—
Expected volatility	70.29%	63.66%	67.40%
Term (years)	0.87	1.12	1.37
Fair value	$3.6 million	$1.3 million	$1.6 million

Fiscal Year 17	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Risk-free interest rate	2.20%	1.87%	1.49%	1.44%	1.41%
Expected annual dividend yield	—	—	—	—	—
Expected volatility	65.86%	65.86%	65.64%	67.21%	66.53%
Term (years)	1.62	1.87	2.12	2.37	2.62
Fair value	$1.1 million	$0.4 million	$0.8 million	$0.9 million	$1.8 million
The Company recorded net losses of $2.3 million and $2.5 million resulting from the increase in the fair value of the November 2014 Warrant during the three and nine months ended December 31, 2018, respectively. The Company recorded net gains of $0.4 million and $1.4 million, resulting from the decrease in the fair value of the November 2014 Warrant during the three and nine months ended December 31, 2017, respectively.

14. Stockholders’ Equity
Equity Offerings
On May 5, 2017, the Company entered into an underwriting agreement with Oppenheimer & Co. Inc., as representative of several underwriters named therein, relating to the issuance and sale (the "Offering") of 4.0 million shares of the Company's common stock at a public offering price of $4.00 per share. The net proceeds to the Company from the Offering were approximately $14.7 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The Offering closed on May 10, 2017. In addition, the Company granted the underwriters a 30-day option (the “Option”) to purchase up to an additional 600,000 shares of common stock at the same public offering price. On May 24, 2017, the underwriters notified the Company that they had exercised their Option in full. The net proceeds to the Company from the Option were approximately $2.3 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The total net proceeds to the Company from the Offering and the Option were approximately $17.0 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The Option closed on May 26, 2017. In conjunction with the equity offering, the Company terminated a previous ATM with FBR Capital Markets & Co. where the Company could, at its discretion, sell up to $10.0 million of the Company's common stock.

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
As of December 31, 2018, the Company had $0.2 million of restricted cash included in long-term assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts. These deposits are held in interest bearing accounts.

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
The $0.4 million charged to operations in the nine months ended December 31, 2018 is related to exit costs incurred for the move of the Company's corporate office.
On April 3, 2017, the Board of Directors approved a plan to reduce the Company’s global workforce by approximately 8%, effective April 4, 2017. The purpose of the workforce reduction was to reduce operating expenses to better align with the Company’s current revenues. Included in the $1.3 million severance pay, charged to operations in the nine months ended December 31, 2017, is $0.5 million of severance pay for one of the Company's former executive officers pursuant to the terms of a severance agreement dated June 30, 2017. Under the terms of the severance agreement, the Company's former executive officer was entitled to 18 months of his base salary, which was paid in cash by December 31, 2018.
The following table presents restructuring charges and cash payments for the nine months ended December 31, 2018 and 2017 (in thousands):

	Severance pay	Facility exit and
	and benefits	Relocation costs	Total
Accrued restructuring balance at April 1, 2018	$262	$173	$435
Charges to operations	—	450	450
Cash payments	(262)	(623)	(885)
Accrued restructuring balance at December 31, 2018	$—	$—	$—

	Severance pay	Facility exit and
	and benefits	Relocation costs	Total
Accrued restructuring balance at April 1, 2017	$—	$—	$—
Charges to operations	1,328	—	1,328
Cash payments	(934)	—	(934)
Accrued restructuring balance at December 31, 2017	$394	$—	$394

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
The operating results for the two business segments are as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
Revenues:
Wind	$7,308	$2,633	$18,293	$10,465
Grid	6,826	12,300	23,325	24,439
Total	$14,134	$14,933	$41,618	$34,904

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
Operating profit/(loss):
Wind	$24,269	$(1,684)	$51,419	$(7,557)
Grid	(2,665)	(1,011)	(8,202)	(15,279)
Unallocated corporate expenses	(839)	(1,156)	(2,851)	(3,514)
Total	$20,765	$(3,851)	$40,366	$(26,350)
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
Unallocated corporate expenses primarily consist of stock-based compensation expense of $0.8 million and $0.9 million in the three months ended December 31, 2018 and 2017, respectively, and restructuring charges of less than $0.1 million in both periods. Unallocated corporate expenses primarily consist of stock-based compensation expense of $2.4 million and $2.1 million and restructuring charges of $0.5 million and $1.3 million, included in the nine months ended December 31, 2018 and 2017, respectively, as well as losses for the change in fair value of the contingent consideration of $0.3 million and $0.1 million in the three and nine months ended December 31, 2017, respectively.
Total assets for the two business segments as of December 31, 2018 and March 31, 2018 are as follows (in thousands):

	December 31, 2018	March 31, 2018
Wind	$8,204	$16,790
Grid	38,214	37,012
Corporate assets	82,086	34,373
Total	$128,504	$88,175

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
As of April 1, 2018, the Company has adopted ASU 2014-09 and its amendments, reported the impact in its consolidated financial statements, and implemented changes to its business processes, systems and controls to support revenue recognition and the related disclosures under this ASU. The Company’s assessment included a detailed review of representative contracts from each of the Company’s revenue streams and a comparison of its historical accounting policies and practices to the new standard. The Company adopted the new standards retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective transition method) to all existing contracts that have remaining obligations as of April 1, 2018. Accordingly, the Company has elected to retroactively adjust only those contracts that do not meet the definition of a complete contract at the date of the initial application. This guidance will lead to recognizing certain revenue transactions sooner than in the past on certain contracts, as the Company will need to estimate the revenue it will be entitled to upon contract completion, and later on other contracts, such as Consulting and Statement of Work transactions, due to the lack of an enforceable right to payment for performance obligations satisfied over time. There are no changes in the accounting for its largest revenue stream which includes Inox Wind as its primary customer. Across other revenue streams such as D-VAR® Equipment and D-VAR® turnkey projects, the timing of revenue recognition will be affected for multiple types of contracts, primarily multiple performance obligation contracts in its Grid business unit, but those differences did not have a material impact on its consolidated financial statements. The adjustment to opening accumulated deficit was not significant in the period commencing on April 1, 2018. Additionally, the adoption of this new standard is not expected to have any tax impact on the consolidated financial statements. As part of this analysis, the Company evaluated its information technology capabilities and systems, and did not incur significant information technology costs to modify systems currently in place.
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

The Company is currently evaluating the provisions of ASU 2016-02 and its amendments, and assessing the impact the adoption of this guidance will have on its financial position, results of operations and disclosures.  This process has included identifying the implementation team, applying the revised definition of a lease per ASC 842 to existing agreements, and from that information, creating a preliminary population. The Company intends to make the policy election to exclude all leases shorter than 12 months from the recognition of the recording of the right of use ("ROU") asset and related liabilities. The Company expects to elect the package of three practical expedients in regards to all leases that commenced before the effective date. The Company expects to make a policy election to not separate non-lease and lease components for all asset classes. The Company anticipates the adoption of this guidance will result in certain changes to its financial statements to add the related asset and liability accounts for all of its operating leases. The Company will continue to assess its agreements for any other impacts that may result from the adoption of this standard. During the fourth quarter of fiscal 2018, the Company plans to finalize its analysis of its population of lease agreements, including the classification of type of lease for each of those agreements, assess its current controls, update the overall lease policy, as well as identify and implement any changes that may be necessary to comply with the provisions of ASU 2016-02.
ASU 2016-02 becomes effective on April 1, 2019, and the Company expects to adopt the standard using the modified retrospective transition method, which will impact all leases existing at, or entered into after, the period of adoption. For all leases existing at the time of adoption the Company will recognize a cumulative effect adjustment to its opening balance of retained earnings as of April 1, 2019. The Company is still evaluating the final impact of this adoption method on its consolidated financial statements.
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
In July 2017, the FASB issued ASU 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815). The amendments in ASU 2017-11 provide guidance for freestanding equity-linked financial instruments, such as warrants and conversion options in convertible debt or preferred stock, and should no longer be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The ASU is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods. The Company is currently evaluating the impact of the adoption of ASU 2017-11 and does not expect a significant impact on its consolidated financial statements, primarily due to the put option feature within the Company's warrant agreements which requires continued liability classification under ASC 480.
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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that relate to future events or conditions, including without limitation, the statements in Part II, “Item 1A. Risk Factors” and in Part I under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects, our prospective results of operations or financial position, adoption of accounting changes and expectations regarding the manufacture and installation of our REG system in Chicago, Illinois may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain.  There are a number of important factors that could materially impact the value of our common stock or cause actual results to differ materially from those indicated by such forward-looking statements. These important factors include, but are not limited to: A significant portion of our revenues are derived from a single customer, Inox, and we cannot predict if and how successful Inox will be in executing on Solar Energy Corporation of India ("SECI") orders under the new central and state auction regime, and any related failure by Inox to succeed under this regime, or any delay in Inox’s ability to deliver its wind turbines, could result in fewer electrical control systems ("ECS") shipments to Inox; We have a history of operating losses and negative operating cash flows, which may continue in the future and require us to secure additional financing in the future; Our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter; Our financial condition may have an adverse effect on our customer and supplier relationships; Lower prices for other fuel sources may reduce the demand for wind energy development, which could have a material adverse effect on our ability to grow our Wind business. Our success in addressing the wind energy market is dependent on the manufacturers that license our designs; Our success is dependent upon attracting and retaining qualified personnel and our inability to do so could significantly damage our business and prospects; We rely upon third-party suppliers for the components and sub-assemblies of many of our Wind and Grid products, making us vulnerable to supply shortages and price fluctuations, which could harm our business; Failure to achieve expected savings following the move of our former Devens, Massachusetts manufacturing facility could adversely impact our financial performance; We may not realize all of the sales expected from our backlog of orders and contracts; Our success depends upon the commercial use of high temperature superconductor products, which is currently limited, and a widespread commercial market for our products may not develop; Growth of the wind energy market depends largely on the availability and size of government subsidies, economic incentives and legislative programs designed to support the growth of wind energy; Our contracts with the U.S. government are subject to audit, modification or termination by the U.S. government and include certain other provisions in favor of the government, and additional funding of such contracts may not be approved by the U.S. Congress; Tax reform in the U.S. may negatively affect our operating results; We have operations in and depend on sales in emerging markets, including India, and global conditions could negatively affect our operating results or limit our ability to expand our operations outside of these markets; Our business and operations would be adversely impacted in the event of a failure or security breach of our information technology infrastructure; If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired and may lead investors and other users to lose confidence in our financial data; We face risks related to our intellectual property; We face risks related to our legal proceedings; We face risks relating to our settlement with Sinovel; and the important factors discussed under the caption "Risk Factors" in Part 1. Item 1A of our Form 10-K for the fiscal year ended March 31, 2018, Part II. Item 1A of this Quarterly Report on Form 10-Q and our other reports filed with the SEC. These and the important factors discussed under the caption “Risk Factors” in Part 1. Item 1A of our Form 10-K for the fiscal year ended March 31, 2018 and under Part II. Item IA of this Quarterly Report on Form 10-Q among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Any such forward-looking statements represent management’s estimates as of the date of this Quarterly Report on Form 10-Q. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
American Superconductor®, Amperium®, AMSC®, D-VAR®, PowerModule™, D-VAR VVO®, PQ-IVR®, SeaTitan®, Gridtec Solutions™, Windtec Solutions™ and Smarter, Cleaner...Better Energy™ are trademarks or registered trademarks of American Superconductor Corporation or our subsidiaries. We reserve all of our rights with respect to our trademarks or registered trademarks regardless of whether they are so designated in this Quarterly Report on Form 10-Q by an ® or ™ symbol. All other brand names, product names, trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.
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
On July 3, 2018, we and our wholly-owned subsidiaries Suzhou AMSC Superconductor Co. Ltd. (“AMSC China”) and AMSC Austria GmbH (“AMSC Austria”) entered into a settlement agreement (the “Settlement Agreement”) with Sinovel Wind Group Co., Ltd. (“Sinovel”). The Settlement Agreement settles the litigation and arbitration proceedings between us and Sinovel listed on Schedule 2 of the Settlement Agreement (the “Proceedings”), and any other civil claims, counterclaims, causes of action, rights and obligations directly or indirectly relating to the subject matters of the Proceedings and the contracts between us and Sinovel listed on Schedules 1 and 4 of the Settlement Agreement (the “Contracts”), subject to the exception described in Section 1.1 of the Settlement Agreement. The Settlement Agreement was filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 9, 2018. Under the terms of the Settlement Agreement, Sinovel agreed to pay AMSC China an aggregate cash amount in Renminbi (“RMB”) equivalent to $57.5 million, consisting of two installments. Sinovel paid the first installment of the RMB equivalent of $32.5 million on July 4, 2018, and paid the second installment of the RMB equivalent of $25.0 million on December 27, 2018.

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
On October 31, 2018, we entered into a Subcontract Agreement with Commonwealth Edison Company (“ComEd”) (the “Subcontract Agreement”) for the manufacture and installation of the Company’s resilient electric grid (“REG”) system within ComEd’s electric grid in Chicago, Illinois (the “Project”). As provided in the Subcontract Agreement, the Subcontract Agreement will become effective upon the signing of an amendment by us and the U.S. Department of Homeland Security (“DHS”) to the existing contract (the “Prime Contract”) between ourselves and DHS. Unless terminated earlier by ourselves or DHS according to the terms of the Subcontract Agreement, the term of the Subcontract Agreement will continue until we complete our warranty obligations under the Subcontract Agreement. Under the terms of the Subcontract Agreement, we have agreed, among other things, to provide the REG system and to supervise ComEd’s installation of the REG system in Chicago. As part of our separate cost sharing arrangement with DHS under the Prime Contract, we expect funding provided by DHS in connection with the Subcontract Agreement to be between $9.0 to $11.0 million, which represents the total amount of revenue we are expected to recognize over the term of the Subcontract Agreement and includes up to $1.0 million that we have agreed to reimburse ComEd for costs incurred by ComEd while undertaking its tasks under the Subcontract Agreement (the "Reimbursement Amount”). In addition, we have agreed to deliver an irrevocable letter of credit in the amount of $5.0 million to secure certain Company obligations under the Subcontract Agreement. ComEd has agreed to provide the site and provide all civil engineering work required to support the installation, operation and integration of the REG system into ComEd’s electric grid. Other than the Reimbursement Amount, ComEd is responsible for its own costs and expenses. Construction of the Project is expected to commence within six months after DHS’s approval. The REG system is expected to be operational by 2021.

Critical Accounting Policies and Estimates
The preparation of the unaudited condensed consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. Effective April, 1 2018, we adopted ASU 2014-09, which provides for new requirements in regards to revenue recognition. See Note 2, "Revenue Recognition" for further details. Aside from the adoption of ASU 2014-09, there were no significant changes in the critical accounting policies that were disclosed in our Form 10-K for fiscal 2017, which ended on March 31, 2018.
Results of Operations
Three and nine months ended December 31, 2018 compared to the three and nine months ended December 31, 2017
Revenues
Total revenues decreased 5% and increased 19% to $14.1 million and $41.6 million, respectively, for the three and nine months ended December 31, 2018, compared to $14.9 million and $34.9 million for the three and nine months ended December 31, 2017.  Our revenues are summarized as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
Revenues:
Wind	$7,308	$2,633	$18,293	$10,465
Grid	6,826	12,300	23,325	24,439
Total	$14,134	$14,933	$41,618	$34,904
Our Wind business unit accounted for 52% and 44% of total revenues for the three and nine months ended December 31, 2018, compared to 18% and 30% for the three and nine months ended December 31, 2017. Revenues in the Wind business unit increased 178% and 75% to $7.3 million and $18.3 million in the three and nine months ended December 31, 2018, from $2.6 million and $10.5 million in the three and nine months ended December 31, 2017. Wind business unit revenues increased due to increased ECS shipments to Inox during the 2018 periods. Inox has been active in the new central and state government auction regime in India and has over 900 MW of orders from the first four SECI central government auctions, and 50 MW from the Maharashtra state government auction. However, we cannot predict if and how successful Inox will be in executing on these orders or in obtaining new orders under the new central and state auction regime. Any failure by Inox to succeed under this regime, or any delay in Inox’s ability to deliver its wind turbines, could result in fewer ECS shipments to Inox.
Our Grid business unit accounted for 48% and 56% of total revenues for the three and nine months ended December 31, 2018, compared to 82% and 70% for the three and nine months ended December 31, 2017. Our Grid business unit revenues decreased 45% and 5% to $6.8 million and $23.3 million in the three and nine months ended December 31, 2018, from $12.3 million and $24.4 million in the three and nine months ended December 31, 2017. Grid business unit revenues decreased primarily due to lower D-VAR system revenues in the three months ended December 31, 2018 compared to the prior year period and lower revenue from projects with the U.S. Navy in the nine months ended December 31, 2018, compared to the prior year period.
The following table sets forth customers who represented 10% or more of our total revenues for the three and nine months ended December 31, 2018 and 2017:

	Reportable	Three months ended December 31,		Nine months ended December 31,
	Segment	2018	2017	2018	2017
Inox Wind Limited	Wind	47%	15%	40%	27%
Vestas	Grid	<10%	27%	15%	11%
SSE Generation Ltd.	Grid	<10%	17%	<10%	<10%
Fuji Bridex Pte Ltd	Grid	17%	—%	<10%	—%
Cost of Revenues and Gross Margin
Cost of revenues increased by 5% to $10.4 million for the three months ended December 31, 2018, compared to $9.9 million for the three months ended December 31, 2017. Cost of revenues decreased by 11% to $30.4 million for the nine months ended December 31, 2018, compared to $34.1 million for the nine months ended December 31, 2017. Gross margin was 26% for the three months ended December 31, 2018, compared to 34% for the three months ended December 31, 2017. Gross margin was 27% for the nine months ended December 31, 2018, compared to 2% for the nine months ended December 31, 2017. The decrease in gross margin in the three month period was driven by a less favorable product mix. The increase in gross margin in the nine month period was due to lower depreciation and reduced fixed factory overhead.

Operating Expenses
Research and development
R&D expenses decreased in the three and nine months ended December 31, 2018 by 18% and 13% to $2.5 million and $7.6 million from $3.0 million and $8.7 million for the three and nine months ended December 31, 2017.  The decreases in R&D expenses were primarily due to decreased compensation expense.

Selling, general, and administrative
SG&A expenses decreased by 3% and 4% to $5.3 million and $16.3 million in the three and nine months ended December 31, 2018, from $5.5 million and $17.0 million in the three and nine months ended December 31, 2017. The decrease in SG&A expenses was due primarily to reduced overall compensation expense.

Gain on Sinovel settlement
We recorded a gain of $25.0 million and $53.7 million, net of legal and other direct costs, in the three and nine months ended December 31, 2018, respectively, as a result of the receipt of the payments from Sinovel required by the Settlement Agreement.

Amortization of acquisition related intangibles
We recorded amortization expense related to our core technology and know-how, trade names and trademark intangible assets of $0.1 million and $0.3 million in the three and nine months ended December 31, 2018, and $0.1 million in each of the three and nine months ended December 31, 2017.

Restructuring
We recorded less than $0.1 million and $0.4 million for facility exit costs in the three and nine months ended December 31, 2018 as a result of the move of the corporate office that was announced as part of our April 4, 2017 approved restructuring plan. We recorded a restructuring charge of $1.3 million for severance costs in the nine months ended December 31, 2017 as a result of the reduction in force also announced on April 4, 2017. Included in the $1.3 million severance pay charged to operations in the nine months ended December 31, 2017, is $0.5 million of severance pay for one of our former executive officers pursuant to the terms of a severance agreement dated June 30, 2017. Under the terms of the severance agreement, our former executive officer was entitled to eighteen months of his base salary, which was paid in cash by December 31, 2018.
Operating profit/(loss)
Our operating profit/(loss) is summarized as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
Operating profit/(loss):
Wind	$24,269	$(1,684)	$51,419	$(7,557)
Grid	(2,665)	(1,011)	(8,202)	(15,279)
Unallocated corporate expenses	(839)	(1,156)	(2,851)	(3,514)
Total	$20,765	$(3,851)	$40,366	$(26,350)
Our Wind segment generated operating income of $24.3 million and $51.4 million in the three and nine months ended December 31, 2018, compared to losses of $1.7 million and $7.6 million in the three and nine months ended December 31, 2017. The increase in the Wind business unit operating income was due primarily to the receipt of the payments from Sinovel required by the Settlement Agreement, as well as increased shipments of ECS to Inox.
Our Grid segment generated operating losses of $2.7 million and $8.2 million in the three and nine months ended December 31, 2018, compared to losses of $1.0 million and $15.3 million in the three and nine months ended December 31, 2017. The increase in the Grid business unit operating losses in the three month period was primarily due to decreased revenues, as discussed above. The decrease in the Grid business unit operating losses in the nine month period was due primarily to lower depreciation and lower operating expenses compared to the prior year period.
Unallocated corporate expenses primarily consist of stock-based compensation expense of $0.8 million and $0.9 million, in the three months ended December 31, 2018 and 2017, respectively and restructuring charges of less than $0.1 million in both periods. Unallocated corporate expenses primarily consist of stock-based compensation expense of $2.4 million and $2.1 million and restructuring charges of $0.4 million and $1.3 million included in the nine months ended December 31, 2018 and 2017, respectively, as well as a gain for the change in fair value of contingent consideration of $0.3 million and $0.1 million in the three and nine months ended December 31, 2017, respectively.
Change in fair value of warrants
The change in fair value of warrants resulted in losses of $2.5 million and $2.7 million in the three and nine months ended December 31, 2018, compared to gains of $0.4 million and $1.5 million in the three and nine months ended December 31, 2017. The change in the fair value was primarily driven by changes in stock price, which is a key valuation metric.

Minority Interest
The gain on sale of minority interest was $0.1 million in each of the three and nine months ended December 31, 2018, compared to no gain and a gain of $1.0 million in the three and nine months ended December 31, 2017, respectively. The gain on sale in the 2018 periods was driven by receipt of the final payment from the sale of our minority interest in Blade Dynamics.
Interest income, net

Interest income, net, was $0.3 million and $0.8 million in the three and nine months ended December 31, 2018, compared to less than $0.1 million and $0.1 million in the three and nine months ended December 31, 2017. The increase in interest income in each of the 2018 periods was primarily related to higher cash balances earning higher interest rates than in prior periods.
Other income (expense), net
Other income (expense), net, was income of $0.1 million and $1.1 million in the three and nine months ended December 31, 2018, compared to expense of $0.3 million and $2.4 million in the three and nine months ended December 31, 2017.  The increase in other income, net, during the three and nine months ended December 31, 2018, was primarily driven by higher foreign currency gains.
Income Taxes
Income tax expense was $1.6 million and $4.5 million in the three and nine months ended December 31, 2018, compared to income tax expense of $0.6 million and $0.5 million in the three and nine months ended December 31, 2017. The increase in income tax expense in the three months ended December 31, 2018 as compared to December 31, 2017 is due primarily to taxable income in foreign jurisdictions. The increase in income tax expense in the nine months ended December 31, 2018 as compared to December 31, 2017 was primarily due to the repayment of previously reserved intercompany trade balances due to AMSC Austria from AMSC China and a dividend paid by AMSC Austria to the parent company in the nine months ended December 31, 2018 following the Sinovel settlement.
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
We define non-GAAP net loss as net loss before sale of minority investments, stock-based compensation, gain on Sinovel settlement, net, amortization of acquisition-related intangibles, changes in fair value of warrants and contingent consideration, non-cash interest expense, tax effect of adjustments, and the other non-cash or unusual charges, indicated in the table below. We believe non-GAAP net loss assists management and investors in comparing our performance across reporting periods on a consistent basis by excluding these non-cash or non-recurring charges that we do not believe are indicative of our core operating performance. A reconciliation of GAAP to non-GAAP net loss is set forth in the table below (in thousands, except per share data):

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
Net income (loss)	$17,293	$(4,248)	$35,114	$(26,782)
Sale of minority investments	(127)	—	(127)	(951)
Stock-based compensation	792	883	2,402	2,115
(Gain) on Sinovel settlement, net	(24,978)	—	(53,698)	—
Amortization of acquisition-related intangibles	85	85	255	98
Changes in fair value of warrants and contingent consideration	2,475	(126)	2,658	(1,397)
Non-cash interest expense	—	—	—	19
Tax effect of adjustments	2,163	19	4,991	142
Non-GAAP net loss	$(2,297)	$(3,387)	$(8,405)	$(26,756)

Non-GAAP net loss per share - basic	$(0.11)	$(0.17)	$(0.41)	$(1.44)
Weighted average shares outstanding - basic	20,419	19,949	20,300	18,614
We incurred non-GAAP net losses of $2.3 million and $8.4 million or $0.11 and $0.41 per share, for the three and nine months ended December 31, 2018, compared to non-GAAP net losses of $3.4 million and $26.8 million or $0.17 and $1.44 per share for the three and nine months ended December 31, 2017. The decrease in non-GAAP net loss for the nine months ended

December 31, 2018 as compared to the nine months ended December 31, 2017 was driven primarily by an increase in net income driven by higher revenues, as well as lower depreciation and operating costs.
We define non-GAAP operating cash flow as operating cash flow before: the gain on Sinovel settlement (net of legal fees and expenses); tax effect of adjustments; and other unusual cash flows or items. We believe non-GAAP operating cash flow assists management and investors in comparing our operating cash flow across reporting periods on a consistent basis by excluding these non-recurring cash items that it does not believe are indicative of our core operating cash flow. A reconciliation of GAAP to non-GAAP operating cash flow is set forth in the table below (in thousands).

	Three months ending	Nine months ending
	December 31, 2018	December 31, 2018
Operating cash flow	$24,191	$47,786
Sinovel settlement (net of legal fees and expenses)	(24,388)	(54,724)
Tax effect of adjustments	1,130	2,377
Non-GAAP operating cash flow	$933	$(4,561)
Liquidity and Capital Resources
We have experienced recurring operating losses and as of December 31, 2018 had an accumulated deficit of $953.2 million. In addition, although we generated positive operating cash flows in the nine month period ended December 31, 2018, we have historically experienced recurring negative operating cash flows. Although our sales to Inox increased in the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017, we cannot predict if and how successful Inox will be in executing on SECI orders or in obtaining additional orders under the new central and state auction regime. Any failure by Inox to succeed under this regime, or any delay in Inox’s ability to deliver its wind turbines, could result in fewer ECS shipments to Inox.
Our cash requirements depend on numerous factors, including whether Inox is successful under the new central and state auction regime as noted above, the successful completion of our product development activities, our ability to commercialize our Resilient Electric Grid (“REG”) and ship protection system solutions, the rate of customer and market adoption of our products, collecting receivables according to established terms, and the continued availability of U.S. government funding during the product development phase of our superconductor-based products. We continue to closely monitor our expenses and, if required, expect to further reduce our operating and capital spending to enhance liquidity.
As of December 31, 2018, we had cash, cash equivalents, and restricted cash of $80.2 million, compared to $34.2 million as of March 31, 2018, an increase of $46.0 million. As of December 31, 2018, we had approximately $28.7 million of cash, cash equivalents, and restricted cash in foreign bank accounts. Our cash and cash equivalents, and restricted cash are summarized as follows (in thousands):

	December 31, 2018	March 31, 2018
Cash and cash equivalents	$80,042	$34,084
Restricted cash	165	165
Total cash, cash equivalents, and restricted cash	$80,207	$34,249

For the nine months ended December 31, 2018, net cash provided by operating activities was $47.8 million compared to $20.2 million of net cash used for the nine months ended December 31, 2017. The increase in net cash provided by operations was due primarily to the receipt of the full amount of the Sinovel settlement.
For the nine months ended December 31, 2018, net cash used in investing activities was $0.7 million, compared to net cash used in investing activities of $1.1 million for the nine months ended December 31, 2017. The decrease in net cash used in investing activities was due primarily to increased purchases of property, plant and equipment in the nine months ended December 31, 2017 related to the Devens facility move offset partially by a decrease in the proceeds from the sale of our minority interest in Blade Dynamics in the current year period as compared to the prior year period.
For the nine months ended December 31, 2018, net cash used in financing activities was $0.4 million compared to net cash provided by financing activities of $15.2 million in the nine months ended December 31, 2017. The decrease in net cash provided by financing activities was primarily due to net proceeds of $17.0 million from the issuance of 4.6 million shares of common stock in May 2017, with no such equity offering in the current year period.
As of December 31, 2018, we had $0.2 million of restricted cash included in long-term assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts. These deposits are held in interest bearing accounts.
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

We are currently evaluating the provisions of ASU 2016-02 and its amendments, and assessing the impact the adoption of this guidance will have on our financial position, results of operations and disclosures.  This process has included identifying the implementation team, applying the revised definition of a lease per Accounting Standards Codification ("ASC") 842 to existing agreements and, from that information, creating a preliminary population. We intend to make the policy election to exclude all leases shorter than 12 months from the recognition of the recording of the right of use ("ROU") asset and related liabilities. We expect to elect the package of three practical expedients in regards to all leases that commenced before the effective date. We expect to make a policy election to not separate non-lease and lease components for all asset classes. We anticipate the adoption of this guidance will result in certain changes to our financial statements to add the related asset and liability accounts for all of our operating leases. We will continue to assess our agreements for any other impacts that may result from the adoption of this standard. During the fourth quarter of fiscal 2018, we plan to finalize our analysis of our population of lease agreements, including the classification of type of lease for each of those agreements, assess our current controls, update the overall lease policy as well as identify and implement any changes that may be necessary to comply with the provisions of ASU 2016-02.
ASU 2016-02 becomes effective on April 1, 2019, and we expect to adopt the new standard using the modified retrospective transition method, which will impact all leases existing at, or entered into after the period of adoption. For all leases existing at the time of adoption we will recognize a cumulative effect adjustment to the opening balance of retained earnings as of April 1, 2019. We are still evaluating the final impact of this adoption method on our consolidated financial statements.
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
In July 2017, the FASB issued ASU 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815). The amendments in ASU 2017-11 provide guidance for freestanding equity-linked financial instruments, such as warrants and conversion options in convertible debt or preferred stock, and should no longer be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The ASU is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods. We are currently evaluating the impact of the adoption of ASU 2017-11 and do not expect a significant impact on our consolidated financial statements, primarily due to the put option feature which requires continued liability classification under ASC 840.
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
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-Employee Share Based Payment Accounting. The amendments in ASU 2018-07 provide for the simplification of the measurement of share-based payment transactions for acquiring goods and services from non-employees. The ASU is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods. We are currently evaluating the impact of the adoption of ASU 2018-07 and do not expect it to have a significant impact on our consolidated financial statements.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes to our internal controls over financial reporting during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None

ITEM 1A.	RISK FACTORS
Except as noted below there have been no material changes to the risk factors described in Part I, Item IA of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the SEC on June 6, 2018.
We face risks relating to our settlement with Sinovel.
On July 3, 2018, we and our wholly-owned subsidiaries AMSC China and AMSC Austria entered into a Settlement Agreement with Sinovel. The Settlement Agreement settles the litigation and arbitration proceedings between us and Sinovel, as further described elsewhere in this Quarterly Report. Under the terms of the Settlement Agreement, Sinovel agreed to pay AMSC China an aggregate cash amount in Renminbi (RMB) equivalent to $57.5 million, consisting of two installments. Sinovel paid the first installment of the RMB equivalent of $32.5 million on July 4, 2018, and paid the second installment of the RMB equivalent of $25.0 million on December 27, 2018. There is no assurance that the relevant taxing authorities will agree with our assessment of the taxes that will be required in relation to the foregoing payments. In the event that the relevant taxing authorities disagree with our tax treatment of the settlement, our cash flows and financial position may be materially adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.1†	Subcontract Agreement, dated October 31, 2018, by and between the Registrant and Commonwealth Edison Company.					*

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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
†    Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet as of December 31, 2018 and March 31, 2018 (ii) Condensed Statements of Operations and Income for the three and nine months ended December 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended December 31, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2018 and 2017, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SUPERCONDUCTOR CORPORATION

Date:	February 5, 2019	By:	/s/ John W. Kosiba, Jr.
John W. Kosiba, Jr.
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)