Form 10-Q
period 2019-06-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2019-08-06
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Shares outstanding of the Registrant’s common stock:

Common Stock, par value $0.01 per share	21,566,610
Class	Outstanding as of August 1, 2019

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$73,952	$77,483
Accounts receivable, net	10,736	7,855
Inventory	11,924	12,119
Note receivable, current portion	0	2,888
Prepaid expenses and other current assets	4,102	3,053
Total current assets	100,714	103,398

Property, plant and equipment, net	8,747	8,972
Intangibles, net	2,805	2,890
Goodwill	1,719	1,719
Restricted cash	715	715
Right-of-use asset	3,733	0
Deferred tax assets	1,411	1,357
Other assets	306	279
Total assets	$120,150	$119,330

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$15,819	$15,885
Lease liability, current portion	416	0
Derivative liabilities	1,702	4,942
Deferred revenue, current portion	10,806	7,557
Total current liabilities	28,743	28,384

Deferred revenue, long term portion	7,883	7,962
Lease liability, long term portion	3,357	0
Deferred tax liabilities	1,703	1,698
Other liabilities	51	93
Total liabilities	41,737	38,137

Commitments and contingencies (Note 15)

Stockholders' equity:
Common stock	218	216
Additional paid-in capital	1,045,244	1,044,622
Treasury stock	(2,384)	(2,101)
Accumulated other comprehensive (loss) income	413	(5)
Accumulated deficit	(965,078)	(961,539)
Total stockholders' equity	78,413	81,193
Total liabilities and stockholders' equity	$120,150	$119,330

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	June 30,
	2019	2018
Revenues	$13,770	$12,607

Cost of revenues	12,193	8,714

Gross margin	1,577	3,893

Operating expenses:
Research and development	2,473	2,840
Selling, general and administrative	5,255	5,786
Amortization of acquisition-related intangibles	85	85
Restructuring	0	310
Total operating expenses	7,813	9,021

Operating loss	(6,236)	(5,128)

Change in fair value of warrants	2,946	(464)
Interest income, net	505	201
Other income (expense), net	(543)	609
Loss before income tax expense	(3,328)	(4,782)

Income tax expense (benefit)	211	(45)

Net loss	$(3,539)	$(4,737)

Net loss per common share
Basic	$(0.17)	$(0.23)
Diluted	$(0.17)	$(0.23)

Weighted average number of common shares outstanding
Basic	20,514	20,167
Diluted	20,514	20,167

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended
	June 30,
	2019	2018
Net loss	$(3,539)	$(4,737)
Other comprehensive gain (loss), net of tax:
Foreign currency translation gain (loss)	418	(216)
Total other comprehensive gain (loss), net of tax	418	(216)
Comprehensive loss	$(3,121)	$(4,953)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance at March 31, 2018	21,139	$211	$1,041,113	$(1,645)	$883	$(988,333)	$52,229
Issuance of common stock - restricted shares	276	3	(3)	—	—	—	—
Stock-based compensation expense	—	—	785	—	—	—	785
Issuance of stock for 401(k) match	14	—	85	—	—	—	85
Repurchase of treasury stock	—	—	—	(239)	—	—	(239)
Cumulative translation adjustment	—	—	—	—	(216)	—	(216)
Cumulative impact of adoption of ASU No. 2014-09	—	—	—	—	—	33	33
Net loss	—	—	—	—	—	(4,737)	(4,737)
Balance at June 30, 2018	21,429	$214	$1,041,980	$(1,884)	$667	$(993,037)	$47,940

Balance at March 31, 2019	21,652	$216	$1,044,622	$(2,101)	$(5)	$(961,539)	$81,193
Issuance of common stock - restricted shares	174	2	(2)	—	—	—	—
Stock-based compensation expense	—	—	249	—	—	—	249
Issuance of stock for 401(k) match	8	—	81	—	—	—	81
Issuance of common stock - warrant exercise	23	—	294	—	—	—	294
Repurchase of treasury stock	—	—	—	(283)	—	—	(283)
Cumulative translation adjustment	—	—	—	—	418	—	418
Net loss	—	—	—	—	—	(3,539)	(3,539)
Balance at June 30, 2019	21,857	$218	$1,045,244	$(2,384)	$413	$(965,078)	$78,413

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended June 30,
	2019	2018
Cash flows from operating activities:

Net loss	$(3,539)	$(4,737)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,149	1,150
Stock-based compensation expense	249	785
Provision for excess and obsolete inventory	89	144
Change in fair value of warrants	(2,946)	464
Non-cash interest income	(112)	(56)
Other non-cash items	100	(394)
Changes in operating asset and liability accounts:
Accounts receivable	(2,874)	(4,192)
Inventory	108	(459)
Prepaid expenses and other assets	(1,002)	(332)
Accounts payable and accrued expenses	(181)	75
Deferred revenue	3,093	666
Net cash used in operating activities	(5,866)	(6,886)

Cash flows from investing activities:
Purchase of property, plant and equipment	(836)	(115)
Proceeds from the sale of property, plant and equipment	3,001	—
Change in other assets	94	(51)
Net cash provided by/(used in) investing activities	2,259	(166)

Cash flows from financing activities:
Employee taxes paid related to net settlement of equity awards	(283)	(238)
Net cash used in financing activities	(283)	(238)

Effect of exchange rate changes on cash	359	(44)

Net decrease in cash, cash equivalents and restricted cash	(3,531)	(7,334)
Cash, cash equivalents and restricted cash at beginning of period	78,198	34,249
Cash, cash equivalents and restricted cash at end of period	$74,667	$26,915

Supplemental schedule of cash flow information:
Cash paid for income taxes, net of refunds	$128	$176
Issuance of common stock to Hercules to settle warrant liability	294	—
Issuance of common stock to settle liabilities	81	85

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Operations and Liquidity

Nature of the Business and Operations

American Superconductor Corporation (together with its subsidiaries, “AMSC®”or the “Company”) was founded on April 9, 1987. The Company is a leading system provider of megawatt-scale power solutions that enhance the performance of the power grid, protect the Navy’s fleet, and lower the cost of wind power. The Company’s system level products leverage its proprietary “smart materials” and “smart software and controls” to provide enhanced resiliency and improved performance of megawatt-scale power flow.

These unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with United States generally accepted accounting principles (“GAAP”) and the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. The going concern basis of presentation assumes that the Company will continue operations and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those instructions. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended June 30, 2019 and 2018 and the financial position at June 30, 2019; however, these results are not necessarily indicative of results which may be expected for the full year. The interim condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2019, and notes thereto, included in the Company’s annual report on Form 10-K for the year ended March 31, 2019 filed with the Securities and Exchange Commission on June 5, 2019.

Liquidity

The Company has historically experienced recurring operating losses and as of June 30, 2019, the Company had an accumulated deficit of $965.1 million. In addition, the Company has historically experienced recurring negative operating cash flows.  At June 30, 2019, the Company had cash and cash equivalents of $74.0 million, with no outstanding debt other than ordinary trade payables. Cash used in operations for the three months ended June 30, 2019 was $5.9 million.

On July 3, 2018, the Company and its wholly-owned subsidiaries Suzhou AMSC Superconductor Co. Ltd. (“AMSC China”) and AMSC Austria GMBH (“AMSC Austria”) entered into a settlement agreement (the “Settlement Agreement”) with Sinovel Wind Group Co., Ltd. (“Sinovel”). The Settlement Agreement settles the litigation and arbitration proceedings between the Company and Sinovel. Under the terms of the Settlement Agreement, Sinovel agreed to pay AMSC China an aggregate cash amount in Renminbi (“RMB”) equivalent to $57.5 million, consisting of two installments. Sinovel paid the first installment of the RMB equivalent of $32.5 million on July 4, 2018, which was repatriated to the Company during the nine months ended December 31, 2018, and paid the second installment of the RMB equivalent of $25.0 million on December 27, 2018.  The Company’s fiscal 2018 results included the net gain received from the settlement with Sinovel of $52.7 million.

On February 1, 2018, ASC Devens LLC (the “Seller”), a wholly-owned subsidiary of the Company, entered into a Purchase and Sale Agreement (the “PSA”) with 64 Jackson, LLC (the “Purchaser”) and Stewart Title Guaranty Company (“Escrow Agent”), to effectuate the sale of certain real property located at 64 Jackson Road, Devens, Massachusetts, including the building that had served as the Company’s headquarters (collectively, the “Property”), in exchange for total consideration of $23.0 million, composed of (i) cash consideration of $17.0 million, and (ii) a $6.0 million subordinated secured commercial promissory note payable to the Company (the “Seller Note”). Subsequently, the Seller, the Purchaser and Jackson 64 MGI, LLC (“Assignee”) entered into an Assignment of Purchase and Sale Agreement (the “Assignment Agreement”), pursuant to which the Purchaser assigned all of its rights and interests in the PSA to the Assignee and the Assignee agreed to assume all of the Purchaser’s obligations and liabilities under the PSA. The transaction closed on March 28, 2018, at which time the Company received, from the Assignee, cash consideration, net of certain agreed upon closing costs, of $16.9 million, and the Seller Note at an interest rate of 1.96%. The Seller Note was secured by a subordinated second mortgage on the Property and a subordinated second assignment of leases and rents.  The Company received the first $3.0 million payment due pursuant to the Seller Note on March 28, 2019 and the second $3.0 million payment plus interest on May 23, 2019.

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

The Company believes that based on the information presented above and its quarterly management assessment, it has sufficient liquidity to fund its operations and capital expenditures for the next twelve months following the issuance of the financial statements for the three months ended June 30, 2019. The Company’s liquidity is highly dependent on its ability to increase revenues, including its ability to collect revenues under its agreements with Inox, its ability to control its operating costs, and its ability to raise additional capital, if necessary. There can be no assurance that the Company will be able to continue to raise additional capital, on favorable terms or at all, from other sources or execute on any other means of improving liquidity described above.

2. Revenue Recognition

On April 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, and all the related amendments and applied it to all contracts that were not completed as of April 1, 2018 using the modified retrospective method.

The Company’s revenues in its Grid segment are derived primarily through enabling the transmission and distribution of power, providing planning services that allow it to identify power grid needs and risks, and developing ship protection systems for the U.S. Navy. The Company’s revenues in its Wind segment are derived primarily through supplying advanced power electronics and control systems, licensing its highly engineered wind turbine designs, and providing extensive customer support services to wind turbine manufacturers. The Company records revenue based on a five-step model in accordance with ASC 606. For its customer contracts, the Company identifies the performance obligations, determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) control of goods or services is transferred to the customer. As of June 30, 2019, 78% of revenue was recognized at the point in time when control transferred to the customer, with the remainder being recognized over time.

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

The Company's equipment and system product line includes contracts which do not meet the requirements of an exchange transaction and therefore do not fall within the scope of ASC 606.  As these non-exchange transaction contracts are considered grant revenue and do not fall within any specific accounting literature, the Company follows guidance within ASC 606 by analogy to recognize grant revenue over time.  In the three months ended June 30, 2019, the Company recorded $0.4 million in grant revenue, which is included in the Company’s Grid Revenue. There was no grant revenue in the prior year.

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

The following tables disaggregate the Company’s revenue by product line and by shipment destination:

	Three Months Ended June 30, 2019
Product Line:	Grid	Wind
Equipment and systems	$8,354	$3,505
Services and technology development	1,501	410
Total	$9,855	$3,915

Region:
Americas	$7,801	$46
Asia Pacific	1,827	3,856
EMEA	227	13
Total	$9,855	$3,915

	Three Months Ended June 30, 2018
Product Line:	Grid	Wind
Equipment and systems	$7,462	$3,492
Services and technology development	1,467	186
Total	$8,929	$3,678

Region:
Americas	$7,496	$23
Asia Pacific	808	3,595
EMEA	625	60
Total	$8,929	$3,678

As of June 30, 2019 and June 30, 2018 the Company’s contract assets and liabilities primarily relate to the timing differences between cash received from a customer in connection with contractual rights to invoicing and the timing of revenue recognition following completion of performance obligations. The Company's accounts receivable balance is made up entirely of customer contract related balances. Changes in the Company’s contract assets, which are included in “Unbilled Accounts Receivable” and “Deferred program costs” (see Note 7, “Accounts Receivable” and Note 8, “Inventory” for a reconciliation to the condensed consolidated balance sheets) and contract liabilities, which are included in the current portion and long term portion of “deferred revenue” in the Company’s condensed consolidated balance sheets, are as follows:

	Unbilled Accounts Receivable	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2018	$3,016	$2,567	$21,937
Impact of adoption of ASC 606	—	(1,599)	(2,657)
Increases for costs incurred to fulfill performance obligations	—	1,132	—
Increase (decrease) due to customer billings	(3,221)	—	4,281
Decrease due to cost recognition on completed performance obligations	—	(48)	—
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	4,824	(9)	(3,324)
Other changes and FX impact	(16)	34	(764)
Ending balance as of June 30, 2018	$4,603	$2,077	$19,473

	Unbilled Accounts Receivable	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2019	$2,213	$318	$15,521
Increases for costs incurred to fulfill performance obligations	0	771	0
Increase (decrease) due to customer billings	(1,584)	0	10,857
Decrease due to cost recognition on completed performance obligations	0	(4)	0
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	1,467	0	(7,761)
Other changes and FX impact	(3)	3	73
Ending balance as of June 30, 2019	$2,093	$1,088	$18,690

The Company’s remaining performance obligations represent the unrecognized revenue value of the Company’s contractual commitments. The Company’s performance obligations may vary significantly each reporting period based on the timing of major new contractual commitments. As of June 30, 2019, the Company had outstanding performance obligations on existing contracts under ASC 606 to be recognized in the next twelve months of approximately $54.7 million. There are also approximately $9.8 million of outstanding performance obligations to be recognized over a period of thirteen to sixty months. The remaining performance obligations are subject to customer actions and therefore the timing of revenue recognition cannot be reasonably estimated. The twelve month performance obligations include anticipated shipments to Inox based on the twelve month rolling forecast provided by Inox on the multi-year supply contract. The quantities specified in any forecast provided by Inox related to the multi-year supply contract are firm and irrevocable for the first three months of a twelve month rolling forecast. The timing of the performance obligations beyond the twelve month forecast provided by Inox are not determinable and therefore are not included in the total remaining performance obligations.

The following table sets forth customers who represented 10% or more of the Company’s total revenues for the three months ended June 30, 2019 and 2018:

		Three Months Ended
	Reportable	June 30, 2019
	Segment	2019	2018
Inox Wind Limited	Wind	27%	25%
Vestas	Grid	<10%	36%
Micron Technology	Grid	25%	<10%

3. Stock-Based Compensation

The Company accounts for its stock-based compensation at fair value. The following table summarizes stock-based compensation expense by financial statement line item for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018
Cost of revenues	$3	$40
Research and development	10	51
Selling, general and administrative	236	694
Total	$249	$785

The Company issued 13,174 shares of immediately vested common stock and 160,500 shares of restricted stock awards during the three months ended June 30, 2019, and issued 34,480 shares of immediately vested common stock and 276,000 shares of restricted stock awards during the three months ended June 30, 2018.  These restricted stock awards generally vest over 2-3 years.  Awards for restricted stock include both time-based and performance-based awards.  For options and restricted stock awards that vest upon the passage of time, expense is being recorded over the vesting period.  Performance-based awards are expensed over the requisite service period based on probability of achievement.

The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. The total unrecognized compensation cost for unvested outstanding stock options was less than $0.1 million at June 30, 2019. This expense will be recognized over a weighted average expense period of approximately 1.9 years. The total unrecognized compensation cost for unvested outstanding restricted stock was $3.4 million at June 30, 2019. This expense will be recognized over a weighted-average expense period of approximately 1.5 years.

The Company granted 5,939 stock options during the three months ended June 30, 2019.  The Company did not grant any stock options during the three months ended June 30, 2018.  The stock options granted during the three months ended June 30, 2019 will vest over 2 years. The weighted average assumptions used in the Black Scholes valuation model for stock options granted during the three months ended June 30, 2019 are as follows:

	Three Months Ended June 30,
	2019	2018
Expected volatility	66.5%	N/A
Risk-free interest rate	1.8%	N/A
Expected life (years)	5.91	N/A
Dividend yield	None	N/A

4. Computation of Net Loss per Common Share

Basic net loss per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Where applicable, diluted EPS is computed by dividing the net loss by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. Stock options and warrants that are out-of-the-money with exercise prices greater than the average market price of the underlying Common Shares and shares of performance based restricted stock where the contingency was not met are excluded from the computation of diluted EPS as the effect of their inclusion would be anti-dilutive. For the three months ended June 30, 2019, 1.0 million shares were not included in the calculation of diluted EPS as they were considered anti-dilutive, of which 0.2 million shares relate to outstanding stock options, and 0.8 million shares relate to outstanding warrants. For the three months ended June 30, 2018, 1.1 million shares were not included in the calculation of diluted EPS as they were considered anti-dilutive, of which 0.2 million shares relate to outstanding stock options, and 0.9 million shares relate to outstanding warrants.

The following table reconciles the numerators and denominators of the earnings per share calculation for the three months ended June 30, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended June 30,
	2019	2018
Numerator:
Net loss	$(3,539)	$(4,737)
Denominator:
Weighted-average shares of common stock outstanding	21,499	20,999
Weighted-average shares subject to repurchase	(985)	(832)
Shares used in per-share calculation — basic	20,514	20,167
Shares used in per-share calculation — diluted	20,514	20,167
Net loss per share — basic	$(0.17)	$(0.23)
Net loss per share — diluted	$(0.17)	$(0.23)

5. Goodwill

The Company did not identify any triggering events in the three months ended June 30, 2019, that would require interim impairment testing of goodwill.

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

The Company provides a gross presentation of activity within Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements.  A change in the hierarchy of an investment from its current level is reflected in the period during which the pricing methodology of such investment changes.  Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 is made in the event that the related security is significant to total cash and investments.  The Company did not have any transfers of assets and liabilities from Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three months ended June 30, 2019.

A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value on a recurring basis, measured as of June 30, 2019 and March 31, 2019 (in thousands):

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019:
Assets:
Cash equivalents	$67,222	$67,222	$—	$—
Derivative liabilities:
Warrants	$1,702	$—	$—	$1,702

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019:
Assets:
Cash equivalents	$41,839	$41,839	$—	$—
Derivative liabilities:
Warrants	$4,942	$—	$—	$4,942

The table below reflects the activity for the Company’s major classes of liabilities measured at fair value on a recurring basis (in thousands):

Warrants
April 1, 2019	$4,942
Mark to market adjustment	(2,946)
Warrant exercise	(294)
Balance at June 30, 2019	$1,702

Warrants
April 1, 2018	$1,217
Mark to market adjustment	464
Balance at June 30, 2018	$1,681

Valuation Techniques

Cash Equivalents

Cash equivalents consist of highly liquid instruments with maturities of three months or less that are regarded as high quality, low risk investments and are measured using such inputs as quoted prices, and are classified within Level 1 of the valuation hierarchy. Cash equivalents consist principally of certificates of deposits and money market accounts.

Warrants

Warrants were issued in conjunction with an equity offering to Hudson Bay Capital in November 2014 and a Loan and Security Agreement with Hercules Technology Growth Capital, Inc. (“Hercules”). The warrants issued to Hercules were exercised on April 8, 2019.  Outstanding warrants are subject to revaluation at each balance sheet date, and any change in fair value will be recorded as a change in fair value in derivatives and warrants until the earlier of their exercise or expiration.

The Company relies on various assumptions in a lattice model to determine the fair value of warrants. The Company has valued the warrants within Level 3 of the valuation hierarchy. See Note 13, “Warrants and Derivative Liabilities,” for additional information including a discussion of the warrants and the valuation assumptions used.

7. Accounts Receivable

Accounts receivable at June 30, 2019 and March 31, 2019 consisted of the following (in thousands):

	June 30, 2019	March 31, 2019
Accounts receivable (billed)	$8,643	$5,642
Accounts receivable (unbilled)	2,093	2,213
Accounts receivable, net	$10,736	$7,855

8. Inventory

Inventory, net of reserves, at June 30, 2019 and March 31, 2019 consisted of the following (in thousands):

	June 30, 2019	March 31, 2019
Raw materials	$6,604	$5,474
Work-in-process	1,039	1,922
Finished goods	3,193	4,405
Deferred program costs	1,088	318
Net inventory	$11,924	$12,119

The Company recorded inventory write-downs of $0.1 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively. These write-downs were based on the Company's evaluation of its inventory on hand for excess quantities and obsolescence.

Deferred program costs as of June 30, 2019 and March 31, 2019 primarily represent costs incurred on programs where the Company needs to complete performance obligations before the related revenue and costs will be recognized.

9. Note Receivable

The Company entered into the PSA dated February 1, 2018, for the sale of the Devens facility (including land, building and building improvements) located at 64 Jackson Road, Devens, Massachusetts to 64 Jackson, LLC, a limited liability company (subsequently assigned to Jackson 64 MGI, LLC) in the amount of $23.0 million. The terms for payment included a $1.0 million security deposit, and a note receivable for $6.0 million payable to the Company with the remaining cash net of certain adjustments for closing costs at the date of settlement. The note receivable was due in two $3.0 million installments plus accrued interest at a rate of 1.96% on March 31, 2019 and March 31, 2020. The note was subordinate to East Boston Savings Bank's mortgage on the Devens property.  The first installment was paid on March 28, 2019 and the second installment was paid on May 23, 2019.

The note receivable was discounted to its present value of $5.7 million utilizing a discount rate of 6%, which was based on management’s assessment of what an appropriate loan at current market rates would be. The $0.3 million discount was recorded as an offset to the long term portion of the note receivable. In addition, the resulting gain of $0.1 million from the sale of the Devens property which was deferred previously was recorded as a component of the cumulative effect of an accounting change upon the adoption of Accounting Standards Update ("ASU") 2017-05 Other Income - Gains and Losses from the Derecognition of Non-financial Assets (Subtopic 610-20) which was issued as a part of ASU 2014-09 Revenue from Contracts with Customers (Topic 606). This gain was recorded as an offset to the opening accumulated deficit in the three months ended June 30, 2018.

Note receivable as of June 30, 2019 and March 31, 2019 consisted of the following (in thousands):

Current assets	June 30, 2019	March 31, 2019
Note receivable, current	$-	$3,000
Note receivable discount	—	(112)
Total current note receivable	$-	$2,888

10. Property, Plant and Equipment

The cost and accumulated depreciation of property and equipment at June 30, 2019 and March 31, 2019 are as follows (in thousands):

	June 30, 2019	March 31, 2019
Construction in progress - equipment	$1,336	$603
Equipment and software	45,791	45,705
Furniture and fixtures	1,271	1,269
Leasehold improvements	1,983	1,955
Property, plant and equipment, gross	50,380	49,532
Less accumulated depreciation	(41,633)	(40,560)
Property, plant and equipment, net	$8,747	$8,972

Depreciation expense was $1.1 million and $1.1 million for the three months ended June 30, 2019 and 2018, respectively. Construction in progress - equipment primarily includes capital investments and leasehold improvements in the Company's leased facility in Ayer, Massachusetts.

11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2019 and March 31, 2019 consisted of the following (in thousands):

	June 30, 2019	March 31, 2019
Accounts payable	$4,088	$2,939
Accrued inventories in-transit	307	244
Accrued other miscellaneous expenses	1,794	1,759
Advanced deposits	745	631
Accrued compensation	3,678	5,404
Income taxes payable	3,601	3,363
Accrued warranty	1,606	1,545
Total	$15,819	$15,885

The Company generally provides a one to three year warranty on its products, commencing upon delivery or installation where applicable. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.

Product warranty activity was as follows (in thousands):

	Three Months Ended June 30,
	2019	2018
Balance at beginning of period	$1,545	$1,769
Change in accruals for warranties during the period	85	104
Settlements during the period	(24)	(121)
Balance at end of period	$1,606	$1,752

12. Income Taxes

The Company recorded an income tax expense of $0.2 million and an income tax benefit of less than $0.1 million in the three months ended June 30, 2019 and 2018, respectively.

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.  The Company re-evaluates these uncertain tax positions on a quarterly basis.  The evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity.  Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.  The Company did not identify any uncertain tax positions in the three months ended June 30, 2019 and did not have any gross unrecognized tax benefits as of March 31, 2019.

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

Hercules Warrants

On December 19, 2014, the Company entered into a second amendment to the Loan and Security Agreement with Hercules (the "Hercules Second Amendment"). In conjunction with the Hercules Second Amendment, the Company issued Hercules a warrant to purchase 58,823 shares of the Company’s common stock (the "Hercules Warrant") which replaced the First Warrant and the Second Warrant.  The Hercules Warrant was exercisable at any time after its issuance at an exercise price of $7.85 per share, subject to certain price-based and other anti-dilution adjustments, including the equity offering in May 2017, the acquisition of ITC with common stock in September 2017 and sales of common stock under the ATM entered into in January 2017.  This warrant had a fair value of $0.4 million as of March 31, 2019.  On April 8, 2019 Hercules notified the Company of its intent to exercise this warrant on a cashless basis.  Hercules received 22,821 shares of the Company's common stock on April 17, 2019.  As a result of this exercise the Company recorded a net gain of $0.1 million to change in fair value of warrants, resulting from the decrease in the fair value upon exercise of the Hercules Warrant during the three months ended June 30, 2019.

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

Following is a summary of the key assumptions used to calculate the fair value of the November 2014 Warrant:

Fiscal Year 2019	June 30, 2019
Risk-free interest rate	2.11%
Expected annual dividend yield	—
Expected volatility	60.58%
Term (years)	0.37
Fair value	$1.7 million

	March 31,	December 31,	September 30,	June 30,	March 31,
Fiscal Year 2018	2019	2018	2018	2018	2018
Risk-free interest rate	2.43%	2.61%	2.62%	2.40%	2.20%
Expected annual dividend yield	—	—	—	—	—
Expected volatility	75.61%	70.29%	63.66%	67.40%	65.86%
Term (years)	0.62	0.87	1.12	1.37	1.62
Fair value	$4.6 million	$3.6 million	$1.3 million	$1.6 million	$1.1 million

The Company recorded a net gain of $2.9 million resulting from the decrease in the fair value of the November 2014 Warrant during the three months ended June 30, 2019. The Company recorded a net loss of $0.5 million resulting from the increase in the fair value of the November 2014 Warrant during the three months ended June 30, 2018.

14. Leases

On April 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) ("ASC 842"), using the modified retrospective approach. The Company elected the package of practical expedients available in the standard and as a result, did not reassess the lease classification of existing contracts or leases or the initial direct costs associated with existing leases. The Company did not elect the hindsight practical expedient, and evaluated lease terms for existing leases. The Company has also elected the practical expedient to not separate lease components and non-lease components and will account for the leases as a single lease component for all classes of leases.

As a result of the adoption of ASC 842, the Company recognized lease right-of-use assets of $3.8 million, and operating lease liabilities of $3.8 million. There was no impact to the condensed consolidated statements of operations or stockholders' equity for the adoption of ASC 842. No impairment was recognized on the right-of-use asset upon adoption. These adjustments are detailed as follows:

	March 31, 2019	ASC 842 Adjustment	April 1, 2019
Operating Leases:
Right of use asset	$-	$3,795	$3,795
Total operating lease right-of-use asset	0	3,795	3,795

Operating lease liabilities – ST	$-	$309	$309
Operating lease liabilities – LT	0	3,512	3,512
Total operating lease liabilities	0	3,821	3,821

Weighted-average remaining lease term			7.69 years
Weighted-average discount rate			7.06%

All significant lease arrangements are recognized at lease commencement.  Operating lease right–of-use assets and lease liabilities are recognized at commencement. The operating lease right-of-use asset includes any lease payments related to initial direct cost and prepayments and excludes any lease incentives. Lease expense is recognized on a straight-line basis over the lease term.  The Company enters into a variety of operating lease agreements through the normal course of its business, but primarily real estate leases to support its operations. The agreements generally provide for fixed minimum rental payments and the payment of real estate taxes and insurance. Many of these leases have one or more renewal options that allow the Company, at its discretion, to renew the lease for varying periods up to five years or to terminate the lease. Only renewal options or termination rights that the Company believed were likely to be exercised were included in the lease calculations.

The Company also enters into leases for vehicles, IT equipment and service agreements, and other leases related to its manufacturing operations that are also included in the right-of-use asset and lease liability accounts if they are for a term of longer than twelve months. However, many of these leases are either short-term in nature or immaterial. The Company has made the policy election to exclude short term leases from the balance sheet.

The discount rate was calculated using an incremental borrowing rate based on an assessment prepared by the Company through the use of Company credit ratings, consideration of its lease populations potential risk to its total capital structure, and a market rate for a collateralized loan for its risk profile, calculated by a third party. The Company elected to apply the discount rate using the remaining lease term at the date of adoption.

The Company did not identify any leases that are classified as financing leases.

Supplemental balance sheet information related to leases at June 30, 2019 are as follows:

June 30, 2019
Operating Leases:
Right-of-use assets	$3,733
Total right-of-use assets	3,733

Lease liabilities - ST	$416
Lease liabilities - LT	3,357
Total operating lease liabilities	3,773

Weighted-average remaining lease term	7.55 years
Weighted-average discount rate	7.06%

The costs related to the Company's leases for the three months ended June 30, 2019 are as follows:

June 30, 2019
Operating Lease:
Operating lease costs - fixed	$178
Operating lease costs - variable	21
Short-term lease costs	233
Total lease costs	432

The Company’s estimated minimum future lease obligations under the Company's leases are as follows:

Operating Leases
Year ended March 31,
2020	$496
2021	673
2022	653
2023	627
2024	564
Thereafter	1,896
Total minimum lease payments	4,909
Less: interest	(1,136)
Present value of lease liabilities	3,773

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

As of June 30, 2019, the Company had $0.7 million of restricted cash included in long-term assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts. These deposits are held in interest bearing accounts.  As part of the agreement with Commonwealth Edison Company to install the Resilient Electric Grid ("REG") system in Chicago, the Company agreed to deliver an irrevocable letter of credit in the amount of $5.0 million to secure certain Company obligations under the Subcontract Agreement.  The funds to secure the $5.0 million letter of credit were deposited in an escrow account on July 1, 2019.

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

The $0.3 million charged to operations in the three months ended June 30, 2018 is related to exit costs incurred in connection with the move of the Company's corporate office.

The following table presents restructuring charges and cash payments for the three months ended June 30, 2018 (in thousands):

	Severance pay	Facility exit and
	and benefits	Relocation costs	Total
Accrued restructuring balance at April 1, 2018	$262	$173	$435
Charges to operations	0	310	310
Cash payments	(97)	(483)	(580)
Accrued restructuring balance at June 30, 2018	$165	$—	$165

All restructuring charges discussed above are included within restructuring in the Company’s unaudited condensed consolidated statements of operations. The Company includes accrued restructuring within accounts payable and accrued expenses.  There was no restructuring activity in the three months ending June 30, 2019 or any remaining accrued restructuring balance as of June 30, 2019.

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

The operating results for the two business segments are as follows (in thousands):

	Three Months Ended June 30,
	2019	2018
Revenues:
Grid	$9,855	$8,929
Wind	3,915	3,678
Total	$13,770	$12,607

	Three Months Ended June 30,
	2019	2018
Operating loss:
Grid	$(4,663)	$(2,666)
Wind	(1,324)	(1,367)
Unallocated corporate expenses	(249)	(1,095)
Total	$(6,236)	$(5,128)

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

Unallocated corporate expenses primarily consist of stock-based compensation expense of $0.2 million and $0.8 million in the three months ended June 30, 2019 and 2018, respectively, and restructuring charges of $0.3 million in the three months ended June 30, 2018.

Total assets for the two business segments as of June 30, 2019 and March 31, 2019 are as follows (in thousands):

	June 30, 2019	March 31, 2019
Grid	$32,169	$31,075
Wind	11,416	8,167
Corporate assets	76,565	80,088
Total	$120,150	$119,330

18. Recent Accounting Pronouncements

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

ASU 2016-02 became effective on April 1, 2019, and the Company adopted the standard using the modified retrospective transition method, which impacted all leases existing at, or entered into after, the period of adoption. For all leases existing at the time of adoption the Company recognized a right-of-use asset and lease liability on the balance sheet.  See Note 14 "Leases" for additional information.

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

In July 2017, the FASB issued ASU 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815). The amendments in ASU 2017-11 provide guidance for freestanding equity-linked financial instruments, such as warrants and conversion options in convertible debt or preferred stock, and should no longer be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The ASU is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods. As of April 1, 2019, the Company has adopted ASU 2017-11 and noted no significant impact on its consolidated financial statements, primarily due to the put option feature within the Company's warrant agreements which requires continued liability classification under ASC 480.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in ASU 2017-12 provide improved financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the amendments in this update make certain targeted improvements to simplify the application of the hedge accounting guidance. The ASU is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods. As of April 1, 2019, the Company has adopted ASU 2017-12 and noted no significant impact on its consolidated financial statements, primarily due to the fact that there are no longer any hedging instruments included in its results.

In June 2018, the FASB issued ASU 2018-08, Not-For-Profit Entities (Topic 958): Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made.  The amendments in ASU 2018-08 assist entities in (1) evaluating whether transactions should be accounted for as contributions (nonreciprocal transactions) within the scope of Topic 958, Not-for-Profit Entities, or as exchange (reciprocal) transactions subject to other guidance and (2) determining whether a contribution is conditional.  The ASU is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods. As of April 1, 2019, the Company has adopted ASU 2018-08 and noted additional disclosures within its revenue footnote to appropriately present the revenue related to its grant revenue.

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

19. Subsequent Events

The Company has performed an evaluation of subsequent events through the time of filing this Quarterly Report on Form 10-Q with the SEC and has determined that there are no such events to report other than those already discussed.

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that relate to future events or conditions, including without limitation, the statements in Part II, “Item 1A. Risk Factors” and in Part I under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects, our prospective results of operations or financial position and adoption of accounting changes may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain. There are a number of important factors that could materially impact the value of our common stock or cause actual results to differ materially from those indicated by such forward-looking statements. These important factors include, but are not limited to: A significant portion of our revenues are derived from a single customer, Inox, and we cannot predict if and how successful Inox will be in executing on Solar Energy Corporation of India ("SECI") orders under the new central and state auction regime, and any related failure by Inox to succeed under this regime, or any delay in Inox’s ability to deliver its wind turbines, could result in fewer electric control systems shipments to Inox; We have a history of operating losses and negative operating cash flows, which may continue in the future and require us to secure additional financing in the future; Our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter; We may be required to issue performance bonds or provide letters of credit, which restricts our ability to access any cash used as collateral for the bonds or letters of credit;  Changes in exchange rates could adversely affect our results of operations; If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired and may lead investors and other users to lose confidence in our financial data; Our financial condition may have an adverse effect on our customer and supplier relationships; Our contracts with the U.S. government are subject to audit, modification or termination by the U.S. government and include certain other provisions in favor of the government, and additional funding of such contracts may not be approved by U.S. Congress; Our success in addressing the wind energy market is dependent on the manufacturers that license our designs; Our success is dependent upon attracting and retaining qualified personnel and our inability to do so could significantly damage our business and prospects; We may experience difficulties re-establishing our HTS wire production capability in our Ayer, Massachusetts facility; We may not realize all of the sales expected from our backlog of orders and contracts; Our business and operations would be adversely impacted in the event of a failure or security breach of our information technology infrastructure; Failure to comply with evolving data privacy and data protection laws and regulations or to otherwise protect personal data, may adversely impact our business and financial results; We rely upon third-party suppliers for the components and subassemblies of many of our Wind and Grid products, making us vulnerable to supply shortages and price fluctuations, which could harm our business; Many of our revenue opportunities are dependent upon subcontractors and other business collaborators; If we fail to implement our business strategy successfully, our financial performance could be harmed; Problems with product quality or product performance may cause us to incur warranty expenses and may damage our market reputation and prevent us from achieving increased sales and market share;  Many of our customers outside of the United States may be either directly or indirectly related to governmental entities, and we could be adversely affected by violations of the United States Foreign Corrupt Practices Act and similar worldwide anti-bribery laws outside the United States; We have had limited success marketing and selling our superconductor products and system-level solutions, and our failure to more broadly market and sell our products and solutions could lower our revenue and cash flow;  We may acquire additional complementary businesses or technologies, which may require us to incur substantial costs for which we may never realize the anticipated benefits;  Our success depends upon the commercial adoption of the Resilient Electric Grid ("REG") system, which is currently limited, and a widespread commercial market for our products may not develop; Growth of the wind energy market depends largely on the availability and size of government subsidies, economic incentives and legislative programs designed to support the growth of wind energy;  We have operations in, and depend on sales in, emerging markets, including India, and global conditions could negatively affect our operating results or limit our ability to expand our operations outside of these markets; Changes in India’s political, social, regulatory and economic environment may affect our financial performance; Our products face intense competition, which could limit our ability to acquire or retain customers; Our international operations are subject to risks that we do not face in the United States, which could have an adverse effect on our operating results; Lower prices for other fuel sources may reduce the demand for wind energy development, which could have a material adverse effect on our ability to grow our Wind business; Adverse changes in domestic and global economic conditions could adversely affect our operating results; We face risks related to our intellectual property; We face risks related to our technologies; We face risks related to our legal proceedings; We face risks related to our common stock; and the important factors discussed under the caption "Risk Factors" in Part 1. Item 1A of our Form 10-K for the fiscal year ended March 31, 2019 and our other reports filed with the SEC. These important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Any such forward-looking statements represent management’s estimates as of the date of this Quarterly Report on Form 10-Q. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

Our fiscal year begins on April 1 and ends on March 31. When we refer to a particular fiscal year, we are referring to the fiscal year beginning on April 1 of that same year. For example, fiscal 2019 refers to the fiscal year beginning on April 1, 2019. Other fiscal years follow similarly.

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

On October 31, 2018, we entered into a Subcontract Agreement with Commonwealth Edison Company (“ComEd”) (the “Subcontract Agreement”) for the manufacture and installation of the Company’s REG system within ComEd’s electric grid in Chicago, Illinois (the “Project”). As provided in the Subcontract Agreement, the Subcontract Agreement became effective upon the signing of an amendment by us and the U.S. Department of Homeland Security (“DHS”) to the existing contract (the “Prime Contract”) between us and DHS on June 20, 2019. Unless terminated earlier by us or DHS according to the terms of the Subcontract Agreement, the term of the Subcontract Agreement will continue until we complete our warranty obligations under the Subcontract Agreement. Under the terms of the Subcontract Agreement, we have agreed, among other things, to provide the REG system and to supervise ComEd’s installation of the REG system in Chicago. As part of our separate cost sharing arrangement with DHS under the Prime Contract, we expect funding provided by DHS in connection with the Subcontract Agreement to be between $9.0 to $11.0 million, which represents the total amount of revenue we are expected to recognize over the term of the Subcontract Agreement and includes up to $1.0 million that we have agreed to reimburse ComEd for costs incurred by ComEd while undertaking its tasks under the Subcontract Agreement (the “Reimbursement Amount”). In addition, we have agreed to deliver an irrevocable letter of credit in the amount of $5.0 million to secure certain Company obligations under the Subcontract Agreement. ComEd has agreed to provide the site and provide all civil engineering work required to support the installation, operation and integration of the REG system into ComEd’s electric grid. Other than the Reimbursement Amount, ComEd is responsible for its own costs and expenses. Construction of the Project is expected to commence within six months after DHS’s approval, which was obtained on June 20, 2019. The REG system is expected to be operational in 2021.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. Effective April, 1 2019, we adopted ASU 2016-02, which provides for new requirements in regards to leases. See Note 14, "Leases" for further details. Aside from the adoption of ASU 2016-02, there were no significant changes in the critical accounting policies that were disclosed in our Form 10-K for fiscal 2018, which ended on March 31, 2019.

Results of Operations

Three months ended June 30, 2019 compared to the three months ended June 30, 2018

Revenues

Total revenues increased 9% to $13.8 million for the three months ended June 30, 2019, compared to $12.6 million for the three months ended June 30, 2018.  Our revenues are summarized as follows (in thousands):

	Three Months Ended June 30,
	2019	2018
Revenues:
Grid	$9,855	$8,929
Wind	3,915	3,678
Total	$13,770	$12,607

Our Grid business unit accounted for 72% of total revenues for the three months ended June 30, 2019, compared to 71% for the three months ended June 30, 2018. Our Grid business unit revenues increased 10% to $9.9 million in the three months ended June 30, 2019, from $8.9 million in the three months ended June 30, 2018. Grid business unit revenue increased, primarily driven by higher D-VAR revenues and the commencement of the REG project with ComEd, partially offset by lower license revenue due to the joint venture agreement with BASF ending in fiscal 2018.

Our Wind business unit accounted for 28% of total revenues for the three months ended June 30, 2019, compared to 29% for the three months ended June 30, 2018. Revenues in the Wind business unit increased 6% to $3.9 million in the three months ended June 30, 2019, from $3.7 million in the three months ended June 30, 2018. The increase over the prior year period was driven by increased development revenue for the 3MW wind turbine platform with Inox.  Inox has been active in the new central and state government auction regime in India and has over 900 MW of orders from the first four SECI central government auctions, and 50 MW from the Maharashtra state government auction. However, we cannot predict if and how successful Inox will be in executing on these orders or in obtaining new orders under the new central and state auction regime. Any failure by Inox to succeed under this regime, or any delay in Inox’s ability to deliver its wind turbines, could result in fewer ECS shipments to Inox.

Cost of Revenues and Gross Margin

Cost of revenues increased by 40% to $12.2 million for the three months ended June 30, 2019, compared to $8.7 million for the three months ended June 30, 2018. Gross margin was 11% for the three months ended June 30, 2019, compared to 31% for the three months ended June 30, 2018. The decrease in gross margin in the three month period was driven by a less favorable product mix than in the prior year period, primarily driven by the Grid business unit.

Operating Expenses

Research and development

R&D expenses decreased in the three months ended June 30, 2019 by 13% to $2.5 million from $2.8 million for the three months ended June 30, 2018.  The decrease in R&D expense was due primarily to decreased compensation expense.

Selling, general, and administrative

SG&A expenses decreased by 9% to $5.3 million in the three months ended June 30, 2019, from $5.8 million in the three months ended June 30, 2018. The decrease in SG&A expense was due primarily to decreased compensation expense.

Amortization of acquisition related intangibles

We recorded amortization expense related to our core technology and know-how, trade names and trademark intangible assets of $0.1 million in both of the three month periods ended June 30, 2019, and 2018, respectively.

Restructuring

We recorded less than $0.3 million for facility exit costs in the three months ended June 30, 2018 as a result of the move of the corporate office that was announced as part of our April 4, 2017 approved restructuring plan.  There was no restructuring activity in the three months ended June 30, 2019.

Operating loss

Our operating loss is summarized as follows (in thousands):

	Three Months Ended June 30,
	2019	2018
Operating loss:
Grid	$(4,663)	$(2,666)
Wind	(1,324)	(1,367)
Unallocated corporate expenses	(249)	(1,095)
Total	$(6,236)	$(5,128)

Our Grid segment generated an operating loss of $4.7 million in the three months ended June 30, 2019, compared to a loss of $2.7 million in the three months ended June 30, 2018. The increase in the Grid business unit operating loss in the three months ended June 30, 2019 was primarily due to a less favorable product mix and a higher cost of sales.

Our Wind segment generated an operating loss of $1.3 million in the three months ended June 30, 2019, compared to a loss of $1.4 million in the three months ended June 30, 2018. The slight decrease in the Wind business unit operating loss was due primarily to increased revenue related to the 3MW platform as discussed above.

Unallocated corporate expenses primarily consist of stock-based compensation expense of $0.2 million and $0.8 million, in the three months ended June 30, 2019 and 2018, respectively and restructuring charges of $0.3 million in the three months ended June 30, 2018.

Change in fair value of warrants

The change in fair value of warrants resulted in a gain of $2.9 million in the three months ended June 30, 2019, compared to a loss of $0.5 million in the three months ended June 30, 2018. The change in the fair value was primarily driven by changes in stock price, which is a key valuation metric.

Interest income, net

Interest income, net, was $0.5 million in the three months ended June 30, 2019, compared to $0.2 million in the three months ended June 30, 2018. The increase in interest income was primarily related to higher cash balances earning higher interest rates than in prior periods as well as the non-cash interest income recognized from receipt of the final payment on the Devens facility note receivable.

Other income (expense), net

Other income (expense), net, was expense of $0.5 million in the three months ended June 30, 2019, compared to income of $0.6 million in the three months ended June 30, 2018.  The increase in other expense, net, was primarily driven by higher foreign currency gains.

Income Taxes

Income tax expense was $0.2 million in the three months ended June 30, 2019, compared to income tax benefit of less than $0.1 million in the three months ended June 30, 2018. The increase in income tax expense is due primarily to taxable income in foreign jurisdictions.

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

We define non-GAAP net loss as net loss before stock-based compensation, amortization of acquisition-related intangibles, consumption of zero cost-basis inventory, changes in fair value of warrants, and other non-cash or unusual charges, and the tax effect of those adjustments calculated at the relevant rate for our non-GAAP metric, indicated in the table below. We believe non-GAAP net loss assists management and investors in comparing our performance across reporting periods on a consistent basis by excluding these non-cash or non-recurring charges that we do not believe are indicative of our core operating performance. A reconciliation of GAAP to non-GAAP net loss is set forth in the table below (in thousands, except per share data):

	Three Months Ended June 30,
	2019	2018
Net loss	$(3,539)	$(4,737)
Stock-based compensation	249	785
Amortization of acquisition-related intangibles	85	85
Consumption of zero cost-basis inventory	0	(249)
Changes in fair value of warrants	(2,946)	464
Tax effect of adjustments for consumption of zero cost-basis inventory	0	40
Non-GAAP net loss	$(6,151)	$(3,612)

Non-GAAP net loss per share - basic	$(0.30)	$(0.18)
Weighted average shares outstanding - basic	20,514	20,167

We incurred non-GAAP net loss of $6.2 million or $0.30 per share, for the three months ended June 30, 2019, compared to non-GAAP net loss of $3.6 million or $0.18 per share for the three months ended June 30, 2018. The increase in non-GAAP net loss was primarily due to the less favorable product mix compared to the prior year period, primarily driven by the Grid business unit.

We define non-GAAP operating cash flow as operating cash flow before the Sinovel settlement (net of legal fees and expenses); tax effect of adjustments; and other unusual cash flows or items. We believe non-GAAP operating cash flow assists management and investors in comparing our operating cash flow across reporting periods on a consistent basis by excluding these non-recurring cash items that it does not believe are indicative of our core operating cash flow. A reconciliation of GAAP to non-GAAP operating cash flow is set forth in the table below (in thousands).

	June 30, 2019	March 31, 2019
Operating cash flow	$(5,866)	$42,714
Sinovel settlement (net of legal fees and expenses)	1,000	(52,740)
Tax effect of adjustments	0	2,377
Non-GAAP operating cash flow	$(4,866)	$(7,649)

Liquidity and Capital Resources

We have experienced recurring operating losses, and as of June 30, 2019, had an accumulated deficit of $965.1 million.

Our cash requirements depend on numerous factors, including whether Inox is successful in executing on SECI orders or in obtaining additional orders under the new central and state auction regime, the successful completion of our product development activities, our ability to commercialize our REG and ship protection system solutions, the rate of customer and market adoption of our products, collecting receivables according to established terms, and the continued availability of U.S. government funding during the product development phase of our superconductor-based products. We continue to closely monitor our expenses and, if required, expect to further reduce our operating and capital spending to enhance liquidity.

As of June 30, 2019, we had cash, cash equivalents, and restricted cash of $74.7 million, compared to $78.2 million as of March 31, 2019, a decrease of $3.5 million. As of June 30, 2019, we had approximately $29.5 million of cash, cash equivalents, and restricted cash in foreign bank accounts. Our cash and cash equivalents, and restricted cash are summarized as follows (in thousands):

	June 30, 2019	March 31, 2019
Cash and cash equivalents	$73,952	$77,483
Restricted cash	715	715
Total cash, cash equivalents, and restricted cash	$74,667	$78,198

For the three months ended June 30, 2019, net cash used in operating activities was $5.9 million compared to $6.9 million of net cash used for the three months ended June 30, 2018. The decrease in net cash used in operations was due primarily to the timing of our receipt of milestone payments on several Grid projects.

For the three months ended June 30, 2019, net cash provided by investing activities was $2.3 million, compared to net cash used in investing activities of $0.2 million for the three months ended June 30, 2018. The increase in net cash provided by investing activities was due primarily to the receipt of the second installment payment under the Notes Receivable from the Devens facility sale, partially offset by higher purchases of property, plant and equipment in the three months ended June 30, 2019 related to improvements to the Ayer facility and factory equipment to support the Navy and REG projects.

For the three months ended June 30, 2019, net cash used in financing activities was $0.3 million compared to net cash used in financing activities of $0.2 million in the three months ended June 30, 2018.  The increase in net cash used in financing activities was due primarily to increased employee taxes paid related to net settlement of equity awards.

As of June 30, 2019, we had $0.7 million of restricted cash included in long-term assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts. These deposits are held in interest bearing accounts.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU and its amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

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

ASU 2016-02 became effective on April 1, 2019, and we adopted the standard using the modified retrospective transition method, which will impact all leases existing at, or entered into after, the period of adoption. For all leases existing at the time of adoption we recognized a right-of-use asset and lease liability on the balance sheet.  See Note 14 "Leases" for additional information.

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

In July 2017, the FASB issued ASU 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815). The amendments in ASU 2017-11 provide guidance for freestanding equity-linked financial instruments, such as warrants and conversion options in convertible debt or preferred stock, and should no longer be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The ASU is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods. As of April 1, 2019 we have adopted ASU 2017-11 and noted no significant impact on our consolidated financial statements, primarily due to the put option feature which requires continued liability classification under ASC 840.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in ASU 2017-12 provide improved financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the amendments in this update make certain targeted improvements to simplify the application of the hedge accounting guidance. The ASU is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods. As of April 1, 2019 we have adopted ASU 2017-12 and noted no significant impact on our consolidated financial statements, primarily due to the fact that there are no longer any hedging instruments included in our results.

In June 2018, the FASB issued ASU 2018-08, Not-For-Profit Entities (Topic 958): Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made.  The amendments in ASU 2018-08 assist entities in (1) evaluating whether transactions should be accounted for as contributions (nonreciprocal transactions) within the scope of Topic 958, Not-for-Profit Entities, or as exchange (reciprocal) transactions subject to other guidance and (2) determining whether a contribution is conditional.  The ASU is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods. As of April 1, 2019, we have adopted ASU 2018-08 and noted additional disclosures within our revenue footnote to appropriately present the revenue related to our grant revenue.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors described in Part I, Item IA of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the SEC on June 5, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s stock repurchase activity during the three months ended June 30, 2019 was as follows:

Month	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
April 1, 2019 - April 30, 2019	0	$ -	—	—
May 1, 2019 - May 31, 2019	4,377	11.09	—	—
June 1, 2019 - June 30, 2019	25,264	9.28	—	—
Total	29,641	$9.55	—	—

(a) During the three months ended June 30, 2019, we purchased shares in connection with our stock-based compensation plans, whereby shares of our common stock were tendered by employees for payment of applicable statutory tax withholdings.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.1	Fiscal 2019 Executive Incentive Plan	8-K	000-19672	10.1	6/5/2019

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet as of June 30, 2019 and March 31, 2019 (ii) Condensed Statements of Operations and Income for the three months ended June 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended June 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2019 and 2018, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SUPERCONDUCTOR CORPORATION

Date:	August 6, 2019	By:	/s/ John W. Kosiba, Jr.
John W. Kosiba, Jr.
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)