Form 10-Q
period 2019-09-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2019-11-05
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Shares outstanding of the Registrant’s common stock:

Common Stock, par value $0.01 per share	21,765,463
Class	Outstanding as of November 1, 2019

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$52,829	$77,483
Accounts receivable, net	10,073	7,855
Inventory	15,497	12,119
Note receivable, current portion	0	2,888
Prepaid expenses and other current assets	5,036	3,053
Total current assets	83,435	103,398

Marketable securities	10,000	0
Property, plant and equipment, net	8,610	8,972
Intangibles, net	2,720	2,890
Right-of-use asset	3,607	0
Goodwill	1,719	1,719
Restricted cash	5,736	715
Deferred tax assets	1,291	1,357
Other assets	325	279
Total assets	$117,443	$119,330

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$18,724	$15,885
Lease liability, current portion	424	0
Derivative liabilities	556	4,942
Deferred revenue, current portion	8,345	7,557
Total current liabilities	28,049	28,384

Deferred revenue, long term portion	7,667	7,962
Lease liability, long term portion	3,240	0
Deferred tax liabilities	1,757	1,698
Other liabilities	44	93
Total liabilities	40,757	38,137

Commitments and contingencies (Note 15)

Stockholders' equity:
Common stock	218	216
Additional paid-in capital	1,045,833	1,044,622
Treasury stock	(2,606)	(2,101)
Accumulated other comprehensive loss	(856)	(5)
Accumulated deficit	(965,903)	(961,539)
Total stockholders' equity	76,686	81,193
Total liabilities and stockholders' equity	$117,443	$119,330

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues	$14,012	$14,876	$27,782	$27,483

Cost of revenues	10,248	11,252	22,441	19,966

Gross margin	3,764	3,624	5,341	7,517

Operating expenses:
Research and development	2,398	2,264	4,871	5,103
Selling, general and administrative	5,400	5,175	10,655	10,961
Amortization of acquisition-related intangibles	85	85	170	170
Restructuring	0	93	0	403
(Gain) on Sinovel settlement, net	0	(28,720)	0	(28,720)
Total operating expenses	7,883	(21,103)	15,696	(12,083)

Operating (loss) income	(4,119)	24,727	(10,355)	19,600

Change in fair value of warrants	1,145	282	4,092	(182)
Interest income, net	335	232	840	433
Other income, net	1,520	325	976	934
(Loss) income before income tax expense	(1,119)	25,566	(4,447)	20,785

Income tax (benefit) expense	(294)	3,008	(83)	2,964

Net (loss) income	$(825)	$22,558	$(4,364)	$17,821

Net (loss) income per common share
Basic	$(0.04)	$1.11	$(0.21)	$0.88
Diluted	$(0.10)	$1.10	$(0.40)	$0.87

Weighted average number of common shares outstanding
Basic	20,656	20,313	20,586	20,240
Diluted	20,723	20,581	20,736	20,560

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net (loss) income	$(825)	$22,558	$(4,364)	$17,821
Other comprehensive loss, net of tax:
Foreign currency translation loss	(1,269)	(678)	(851)	(894)
Total other comprehensive loss, net of tax	(1,269)	(678)	(851)	(894)
Comprehensive (loss) income	$(2,094)	$21,880	$(5,215)	$16,927

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(In thousands)

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance at March 31, 2018	21,139	$211	$1,041,113	$(1,645)	$883	$(988,333)	$52,229
Issuance of common stock - ESPP	12	—	71	—	—	—	71
Issuance of common stock - restricted shares	416	4	(4)	—	—	—	—
Stock-based compensation expense	—	—	1,610	—	—	—	1,610
Issuance of stock for 401(k) match	27	—	172	—	—	—	172
Repurchase of treasury stock	—	—	—	(396)	—	—	(396)
Cumulative translation adjustment	—	—	—	—	(894)	—	(894)
Cumulative impact of adoption of ASU No. 2014-09	—	—	—	—	—	33	33
Net income	—	—	—	—	—	17,821	17,821
Balance at September 30, 2018	21,594	$215	$1,042,962	$(2,041)	$(11)	$(970,479)	$70,646

Balance at March 31, 2019	21,652	$216	$1,044,622	$(2,101)	$(5)	$(961,539)	$81,193
Issuance of common stock - ESPP	15	—	100	—	—	—	100
Issuance of common stock - restricted shares	184	2	(2)	—	—	—	—
Stock-based compensation expense	—	—	646	—	—	—	646
Issuance of stock for 401(k) match	20	—	173	—	—	—	173
Issuance of common stock - warrant exercise	23	—	294	—	—	—	294
Repurchase of treasury stock	—	—	—	(505)	—	—	(505)
Cumulative translation adjustment	—	—	—	—	(851)	—	(851)
Net loss	—	—	—	—	—	(4,364)	(4,364)
Balance at September 30, 2019	21,894	$218	$1,045,833	$(2,606)	$(856)	$(965,903)	$76,686

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance at June 30, 2018	21,429	$214	$1,041,980	$(1,884)	$667	$(993,037)	$47,940
Issuance of common stock - ESPP	12	—	71	—	—	—	71
Issuance of common stock - restricted shares	140	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	825	—	—	—	825
Issuance of stock for 401(k) match	13	—	87	—	—	—	87
Repurchase of treasury stock	—	—	—	(157)	—	—	(157)
Cumulative translation adjustment	—	—	—	—	(678)	—	(678)
Net income	—	—	—	—	—	22,558	22,558
Balance at September 30, 2018	21,594	$215	$1,042,962	$(2,041)	$(11)	$(970,479)	$70,646

Balance at June 30, 2019	21,857	$218	$1,045,244	$(2,384)	$413	$(965,078)	$78,413
Issuance of common stock - ESPP	15	—	100	—	—	—	100
Issuance of common stock - restricted shares	10	—	—	—	—	—	—
Stock-based compensation expense	—	—	397	—	—	—	397
Issuance of stock for 401(k) match	12	—	92	—	—	—	92
Repurchase of treasury stock	—	—	—	(222)	—	—	(222)
Cumulative translation adjustment	—	—	—	—	(1,269)	—	(1,269)
Net loss	—	—	—	—	—	(825)	(825)
Balance at September 30, 2019	21,894	$218	$1,045,833	$(2,606)	$(856)	$(965,903)	$76,686

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended September 30,
	2019	2018
Cash flows from operating activities:

Net (loss) income	$(4,364)	$17,821
Adjustments to reconcile net loss to net cash (used in)/provided by operations:
Depreciation and amortization	2,262	2,307
Stock-based compensation expense	646	1,610
Provision for excess and obsolete inventory	196	514
Change in fair value of warrants	(4,092)	182
Non-cash interest income	(112)	(112)
Other non-cash items	(888)	(727)
Changes in operating asset and liability accounts:
Accounts receivable	(2,244)	(279)
Inventory	(3,589)	1,278
Prepaid expenses and other assets	(1,810)	(572)
Accounts payable and accrued expenses	2,799	2,166
Deferred revenue	711	(593)
Net cash (used in)/provided by operating activities	(10,485)	23,595

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,736)	(418)
Proceeds from the sale of property, plant and equipment	3,001	138
Purchase of marketable securities	(10,000)	—
Change in other assets	66	(131)
Net cash used in investing activities	(8,669)	(411)

Cash flows from financing activities:
Employee taxes paid related to net settlement of equity awards	(505)	(396)
Proceeds from exercise of employee stock options and ESPP	100	71
Net cash used in financing activities	(405)	(325)

Effect of exchange rate changes on cash	(74)	(774)

Net (decrease)/increase in cash, cash equivalents and restricted cash	(19,633)	22,085
Cash, cash equivalents and restricted cash at beginning of period	78,198	34,249
Cash, cash equivalents and restricted cash at end of period	$58,565	$56,334

Supplemental schedule of cash flow information:
Cash paid for income taxes, net of refunds	$130	$1,438
Issuance of common stock to Hercules to settle warrant liability	294	0
Issuance of common stock to settle liabilities	173	172

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

These unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with United States generally accepted accounting principles (“GAAP”) and the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. The going concern basis of presentation assumes that the Company will continue operations and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those instructions. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended September 30, 2019 and 2018 and the financial position at September 30, 2019; however, these results are not necessarily indicative of results which may be expected for the full year. The interim condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2019, and notes thereto, included in the Company’s annual report on Form 10-K for the year ended March 31, 2019 filed with the Securities and Exchange Commission on June 5, 2019.

Liquidity

The Company has historically experienced recurring operating losses and as of September 30, 2019, the Company had an accumulated deficit of $965.9 million. In addition, the Company has historically experienced recurring negative operating cash flows.  At September 30, 2019, the Company had cash, cash equivalents, and marketable securities of $62.8 million, with no outstanding debt other than ordinary trade payables. Marketable securities include certificate of deposits with maturities between twelve and twenty-four months.  Cash used in operations for the six months ended September 30, 2019 was $10.5 million.

On July 3, 2018, the Company and its wholly-owned subsidiaries Suzhou AMSC Superconductor Co. Ltd. (“AMSC China”) and AMSC Austria GMBH (“AMSC Austria”) entered into a settlement agreement (the “Settlement Agreement”) with Sinovel Wind Group Co., Ltd. (“Sinovel”). The Settlement Agreement settles the litigation and arbitration proceedings between the Company and Sinovel. Under the terms of the Settlement Agreement, Sinovel agreed to pay AMSC China an aggregate cash amount in Renminbi (“RMB”) equivalent to $57.5 million, consisting of two installments. Sinovel paid the first installment of the RMB equivalent of $32.5 million on July 4, 2018, which was repatriated to the Company during the nine months ended December 31, 2018 and paid the second installment of the RMB equivalent of $25.0 million on December 27, 2018.  The Company’s fiscal 2018 results included the net gain received from the settlement with Sinovel of $52.7 million.

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

In December 2015, the Company entered into a set of strategic agreements valued at approximately $210.0 million with Inox Wind Ltd. (“Inox” or “Inox Wind”), which includes a multi-year supply contract pursuant to which the Company will supply electrical control systems ("ECS") to Inox and a license agreement allowing Inox to manufacture a limited number of ECS. After Inox purchases the specified number of ECS required under the terms of the supply contract, Inox agreed that the Company will continue as Inox’s preferred supplier and Inox will be required to purchase from the Company a majority of its ECS requirements for an additional three-year period. Pursuant to these strategic agreements, Inox must forecast future purchase orders of sets of ECS which become firm orders three months prior to shipment, and Inox must post letters of credit before the Company will ship such orders. Inox is currently delinquent on its obligation to post letters of credit for sets of ECS that Inox forecasted to purchase under the terms of the supply contract.  We cannot predict if and when Inox will post letters of credit consistent with the forecasted ECS quantities. Inox’s failure to post letters of credit and take delivery of forecasted ECS quantities would impact the Company’s revenues and liquidity.

The Company believes that based on the information presented above and its quarterly management assessment, it has sufficient liquidity to fund its operations and capital expenditures for the next twelve months following the issuance of the financial statements for the six months ended September 30, 2019. The Company’s liquidity is highly dependent on its ability to increase revenues, including its ability to collect revenues under its agreements with Inox, its ability to control its operating costs, and its ability to raise additional capital, if necessary. There can be no assurance that the Company will be able to continue to raise additional capital, on favorable terms or at all, from other sources or execute on any other means of improving liquidity described above.

2. Revenue Recognition

On April 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, and all the related amendments and applied it to all contracts that were not completed as of April 1, 2018 using the modified retrospective method.

The Company’s revenues in its Grid segment are derived primarily through enabling the transmission and distribution of power, providing planning services that allow it to identify power grid needs and risks, and developing ship protection systems for the U.S. Navy. The Company’s revenues in its Wind segment are derived primarily through supplying advanced power electronics and control systems, licensing its highly engineered wind turbine designs, and providing extensive customer support services to wind turbine manufacturers. The Company records revenue based on a five-step model in accordance with ASC 606. For its customer contracts, the Company identifies the performance obligations, determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) control of goods or services is transferred to the customer. In both the three and six months ended September 30, 2019, 77% of revenue was recognized at the point in time when control transferred to the customer, with the remainder being recognized over time.

In the Company's equipment and system product line, each contract with a customer summarizes each product sold to a customer, which typically represent distinct performance obligations. A contract's transaction price is allocated to each distinct performance obligation using the respective standalone selling price which is determined primarily using the cost-plus expected margin approach and recognized as revenue when, or as, the performance obligation is satisfied. The majority of the Company’s product sales transfer control to the customer in line with the contracted delivery terms and revenue is recorded at the point in time when title and risk transfer to the customer, as the Company has determined that this is the point in time that control transfers to the customer.

The Company's equipment and system product line includes certain contracts which do not meet the requirements of an exchange transaction and therefore do not fall within the scope of ASC 606.  As these non-exchange transaction contracts are considered grant revenue and do not fall within any specific accounting literature, the Company follows guidance within ASC 606 by analogy to recognize grant revenue over time.  In the three and six months ended September 30, 2019, the Company recorded $0.7 million and $1.1 million in grant revenue, respectively, which is included in the Company’s Grid revenue. There was no grant revenue in the three and six months ended September 30, 2018.

In the Company's service and technology development product line, there are several different types of transactions and each begins with a contract with a customer that summarizes each product sold to a customer, which typically represents distinct performance obligations. The technology development transactions are primarily for activities that have no alternative use and for which a profit can be expected throughout the life of the contract. In these cases, the revenue is recognized over time, but in the instances where the profit cannot be assured throughout the entire contract then the revenue is recognized at a point in time. Each contract's transaction price is allocated to each distinct performance obligation using the respective standalone selling price which is determined primarily using the cost-plus expected margin approach. The ongoing service transactions are for service contracts that provide benefit to the customer simultaneously as the Company performs its obligations, and therefore this revenue is recognized ratably over time throughout the effective period of these contracts. The transaction prices on these contracts are allocated based on an adjusted market approach which is re-assessed annually for reasonableness. The field service transactions include contracts for delivery of goods and completion of services made at the customer's requests, which are not deemed satisfied until the work has been completed and/or the requested goods have been delivered, so all of this revenue is recognized at the point in time when the control changes, and at allocated prices based on the adjusted market approach driven by standard price lists. The royalty transactions are related to certain contract terms on transactions in the Company's equipment and systems product line based on activity as specified in the contracts. The transaction prices of these agreements are calculated based on an adjusted market approach as specified in the contract. The Company reports royalty revenue for usage-based royalties when the sales have occurred. In circumstances when collectability is not assured and a contract does not exist under ASC 606, revenue is deferred until a non-refundable payment has been received for substantially all the amount that is due and there are no further remaining performance obligations.

The Company's service contracts can include a purchase order from a customer for specific goods in which each item is a distinct performance obligation satisfied at a point in time at which control of the goods is transferred to the customer.  This transfer occurs based on the contracted delivery terms or when the requested service work has been completed. The transaction price for these goods is allocated based on the adjusted market approach considering similar transactions under similar circumstances. Service contracts are also derived from ongoing maintenance contracts and extended service-type warranty contracts. In these transactions, the Company is contracted to provide an ongoing service over a specified period of time. As the customer is consuming the benefits as the service is being provided, the revenue is recognized over time ratably.

The Company’s policy is to not accept volume discounts, product returns, or rebates and allowances within its contracts. In the event a contract was approved with any of these terms, it would be evaluated for variable consideration, estimated and recorded as a reduction of revenue in the same period the related product revenue was recorded.

The Company provides assurance-type warranties on all product sales for a term of typically one to two years, and extended service-type warranties at the customer's option for an additional term ranging up to four additional years. The Company accrues for the estimated warranty costs for assurance warranties at the time of sale based on historical warranty experience plus any known or expected changes in warranty exposure. For all extended service-type warranties, the Company recognizes the revenue ratably over time during the effective period of the services.

The Company records revenue net of sales tax, value added tax, excise tax and other taxes collected concurrent with revenue-producing activities. The Company has elected to recognize the cost for freight and shipping when control over the products sold passes to customers and revenue is recognized. The Company has elected to recognize incremental costs of obtaining a contract as expense when incurred except in contracts where the amortization period would exceed twelve months; in such cases the long-term amount will be assessed for materiality. The Company has elected to not adjust the promised amount of consideration for the effects of a significant financing component if the period of financing is twelve months or less.

The Company’s contracts with customers do not typically include extended payment terms and may include milestone billing over the life of the contract. Payment terms vary by contract type and type of customer and generally range from 30 to 60 days from delivery.

The following tables disaggregate the Company’s revenue by product line and by shipment destination:

	Three Months Ended September 30, 2019		Six Months Ended September 30, 2019
Product Line:	Grid	Wind	Grid	Wind
Equipment and systems	$10,044	$2,077	$18,399	$5,581
Services and technology development	1,445	446	2,946	856
Total	$11,489	$2,523	$21,345	$6,437

Region:
Americas	$10,698	$1	$18,499	$47
Asia Pacific	393	2,464	2,220	6,320
EMEA	398	58	626	70
Total	$11,489	$2,523	$21,345	$6,437

	Three Months Ended September 30, 2018		Six Months Ended September 30, 2018
Product Line:	Grid	Wind	Grid	Wind
Equipment and systems	$5,503	$7,219	$12,957	$10,711
Services and technology development	2,066	88	3,541	274
Total	$7,569	$7,307	$16,498	$10,985

Region:
Americas	$5,052	$24	$12,548	$47
Asia Pacific	2,308	7,278	3,115	10,873
EMEA	209	5	835	65
Total	$7,569	$7,307	$16,498	$10,985

As of September 30, 2019, and September 30, 2018, the Company’s contract assets and liabilities primarily relate to the timing differences between cash received from a customer in connection with contractual rights to invoicing and the timing of revenue recognition following completion of performance obligations. The Company's accounts receivable balance is made up entirely of customer contract related balances. Changes in the Company’s contract assets, which are included in “Unbilled Accounts Receivable” and “Deferred program costs” (see Note 7, “Accounts Receivable” and Note 8, “Inventory” for a reconciliation to the condensed consolidated balance sheets) and contract liabilities, which are included in the current portion and long term portion of deferred revenue in the Company’s condensed consolidated balance sheets, are as follows:

	Unbilled Accounts Receivable	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2019	$2,213	$318	$15,519
Increases for costs incurred to fulfill performance obligations	—	2,153	—
Increase (decrease) due to customer billings	(2,926)	—	19,340
Decrease due to cost recognition on completed performance obligations	—	(310)	—
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	4,711	—	(18,534)
Other changes and FX impact	(4)	(9)	(313)
Ending balance as of September 30, 2019	$3,994	$2,152	$16,012

	Unbilled Accounts Receivable	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2018	$3,016	$2,567	$21,937
Impact of adoption of ASC 606	—	(1,599)	(2,657)
Increases for costs incurred to fulfill performance obligations	—	1,267	—
Increase (decrease) due to customer billings	(7,886)	—	7,828
Decrease due to cost recognition on completed performance obligations	—	(1,033)	—
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	7,439	(9)	(8,296)
Other changes and FX impact	(19)	24	(864)
Ending balance as of September 30, 2018	$2,550	$1,217	$17,948

The Company’s remaining performance obligations represent the unrecognized revenue value of the Company’s contractual commitments. The Company’s performance obligations may vary significantly each reporting period based on the timing of major new contractual commitments. As of September 30, 2019, the Company had outstanding performance obligations on existing contracts under ASC 606 to be recognized in the next twelve months of approximately $50.4 million. There are also approximately $7.2 million of outstanding performance obligations to be recognized over a period of thirteen to sixty months. The remaining performance obligations are subject to customer actions and therefore the timing of revenue recognition cannot be reasonably estimated. The twelve-month performance obligations include anticipated shipments to Inox based on the twelve-month rolling forecast provided by Inox on the multi-year supply contract. The quantities specified in any forecast provided by Inox related to the multi-year supply contract are firm and irrevocable for the first three months of a twelve-month rolling forecast. The timing of the performance obligations beyond the twelve-month forecast provided by Inox are not determinable and therefore are not included in the total remaining performance obligations.

The following table sets forth customers who represented 10% or more of the Company’s total revenues for three and six months ended September 30, 2019 and 2018:

		Three Months Ended		Six Months Ended
	Reportable	September 30,		September 30,
	Segment	2019	2018	2019	2018
Inox Wind Limited	Wind	<10%	45%	17%	36%
Micron Technology	Grid	<10%	<10%	14%	<10%
Vestas	Grid	<10%	11%	<10%	23%
Quanta Power	Grid	—%	12%	—%	<10%
Hoffman Construction	Grid	25%	—%	12%	—%
M.J. Electric, LLC	Grid	25%	—%	13%	—%

3. Stock-Based Compensation

The Company accounts for its stock-based compensation at fair value. The following table summarizes stock-based compensation expense by financial statement line item for the three and six months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Cost of revenues	$21	$50	$24	$90
Research and development	92	70	103	121
Selling, general and administrative	283	705	519	1,399
Total	$397	$825	$646	$1,610

The Company issued 13,174 shares of immediately vested common stock and 170,500 shares of restricted stock awards during the six months ended September 30, 2019 and issued 37,075 shares of immediately vested common stock and 413,000 shares of restricted stock awards during the six months ended September 30, 2018.  These restricted stock awards generally vest over 2-3 years.  Awards for restricted stock include both time-based and performance-based awards.  For options and restricted stock awards that vest upon the passage of time, expense is being recorded over the vesting period.  Performance-based awards are expensed over the requisite service period based on probability of achievement.

The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. The total unrecognized compensation cost for unvested outstanding stock options was less than $0.1 million at September 30, 2019. This expense will be recognized over a weighted average expense period of approximately 1.7 years. The total unrecognized compensation cost for unvested outstanding restricted stock was $3.1 million at September 30, 2019. This expense will be recognized over a weighted-average expense period of approximately 1.4 years.

The Company granted 5,939 stock options during the six months ended September 30, 2019.  The Company did not grant any stock options during the three months ended September 30, 2019 or the three and six months ended September 30, 2018.  The stock options granted during the six months ended September 30, 2019 will vest over 2 years. The weighted average assumptions used in the Black Scholes valuation model for stock options granted during the six months ended September 30, 2019 are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Expected volatility	N/A	N/A	66.5%	N/A
Risk-free interest rate	N/A	N/A	1.8%	N/A
Expected life (years)	N/A	N/A	5.91	N/A
Dividend yield	N/A	N/A	None	N/A

4. Computation of Net Loss per Common Share

Basic net loss per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Where applicable, diluted EPS is computed by dividing the net loss by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. Stock options and warrants that are out-of-the-money with exercise prices greater than the average market price of the underlying common shares and shares of performance based restricted stock where the contingency was not met are excluded from the computation of diluted EPS as the effect of their inclusion would be anti-dilutive. For both the three and six months ended September 30, 2019, 0.2 million shares related to stock options were not included in the calculation of diluted EPS as they were considered anti-dilutive. For the three months ended September 30, 2018, 1.6 million shares were not included in the calculation of diluted EPS as they were considered anti-dilutive, of which 0.3 million relate to outstanding stock options, 0.9 million relate to outstanding warrants and 0.4 million relate to outstanding unvested stock awards. For the six months ended September 30, 2018, 1.4 million shares were not included in the calculation of diluted EPS as they were considered anti-dilutive, of which 0.2 million shares relate to outstanding stock options, 0.9 million shares relate to outstanding warrants and 0.3 million relate to outstanding unvested stock awards.

The following table reconciles the numerators and denominators of the earnings per share calculation for the three and six months ended September 30, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net (loss) income	$(825)	$22,558	$(4,364)	$17,821
Less: decrease in fair value of warrants, net of income tax	(1,145)	0	(4,092)	0
Plus: change in fair value due to exercise of warrants	0	0	83	0
Net income (loss) - diluted	$(1,970)	$22,558	$(8,373)	$17,821
Denominator:
Weighted-average shares of common stock outstanding	21,678	21,252	21,538	21,126
Weighted-average shares subject to repurchase	(1,022)	(939)	(952)	(886)
Shares used in per-share calculation ― basic	20,656	20,313	20,586	20,240
Common stock awards	0	268	0	320
Common stock warrants	67	0	150	0
Shares used in per-share calculation ― diluted	20,723	20,581	20,736	20,560
Net (loss) income per share ― basic	$(0.04)	$1.11	$(0.21)	$0.88
Net (loss) income per share ― diluted	$(0.10)	$1.10	$(0.40)	$0.87

For the three and six months ended September 30, 2019, the diluted net loss per common share amounts under the treasury stock method were calculated based on the dilutive effect of the total number of shares of common stock related to the Hudson Warrant of 818,181 shares with an exercise price of $7.81.  For the three and six month periods ended September 30, 2019, the average stock price was $8.50 and $9.56 respectively, providing 66,638 and 150,025 dilutive shares respectively, for the Hudson Warrant. The decrease in the fair value of the warrant liability of $1.1 million and $4.1 million, respectively, is included in the net loss available to common shareholders for the diluted net loss per common share amount when the impact is dilutive.

5. Goodwill

The Company did not identify any triggering events in the three and six months ended September 30, 2019, that would require interim impairment testing of goodwill.

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

The Company provides a gross presentation of activity within Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements.  A change in the hierarchy of an investment from its current level is reflected in the period during which the pricing methodology of such investment changes.  Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 is made in the event that the related security is significant to total cash and investments.  The Company did not have any transfers of assets and liabilities from Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the six months ended September 30, 2019.

A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value on a recurring basis, measured as of September 30, 2019 and March 31, 2019 (in thousands):

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2019:
Assets:
Cash equivalents	$49,034	$49,034	$—	$—
Marketable securities	$10,000	$10,000	$—	$—
Derivative liabilities:
Warrants	$556	$—	$—	$556

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019:
Assets:
Cash equivalents	$41,839	$41,839	$—	$—
Derivative liabilities:
Warrants	$4,942	$—	$—	$4,942

The table below reflects the activity for the Company’s major classes of liabilities measured at fair value on a recurring basis (in thousands):

Warrants
April 1, 2019	$4,942
Mark to market adjustment	(4,092)
Warrant exercise	(294)
Balance at September 30, 2019	$556

Warrants
April 1, 2018	$1,217
Mark to market adjustment	182
Balance at September 30, 2018	$1,399

Valuation Techniques

Cash Equivalents

Cash equivalents consist of highly liquid instruments with maturities of three months or less that are regarded as high quality, low risk investments, are measured using such inputs as quoted prices and are classified within Level 1 of the valuation hierarchy. Cash equivalents consist principally of certificates of deposits and money market accounts.

Marketable Securities

Marketable securities consist of certificates of deposit with maturities of greater than 12 months that are measured using such inputs as quoted prices and are classified within Level 1 of the valuation hierarchy. The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such classification as of each balance sheet date.  All marketable securities are considered available for sale and are carried at fair value.  The Company periodically reviews the realizability of each short and long term marketable security when impairment indicators exist with respect to the security.  If other than temporary impairment of value of the security exists, the carrying value of the security is written down to its estimated fair value.

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

7. Accounts Receivable

Accounts receivable at September 30, 2019 and March 31, 2019 consisted of the following (in thousands):

	September 30, 2019	March 31, 2019
Accounts receivable (billed)	$6,079	$5,642
Accounts receivable (unbilled)	3,994	2,213
Accounts receivable, net	$10,073	$7,855

8. Inventory

Inventory, net of reserves, at September 30, 2019 and March 31, 2019 consisted of the following (in thousands):

	September 30, 2019	March 31, 2019
Raw materials	$7,421	$5,474
Work-in-process	1,943	1,922
Finished goods	3,981	4,405
Deferred program costs	2,152	318
Net inventory	$15,497	$12,119

The Company recorded inventory write-downs of $0.1 million and $0.4 million for the three months ended September 30, 2019 and 2018, respectively.  The Company recorded inventory write-downs of $0.2 million and $0.5 million for the six months ended September 30, 2019 and 2018, respectively. These write-downs were based on the Company's evaluation of its inventory on hand for excess quantities and obsolescence.

Deferred program costs as of September 30, 2019 and March 31, 2019 primarily represent costs incurred on programs where the Company needs to complete performance obligations before the related revenue and costs will be recognized.

9. Note Receivable

The Company entered into the PSA dated February 1, 2018, for the sale of the Devens facility (including land, building and building improvements) located at 64 Jackson Road, Devens, Massachusetts to 64 Jackson, LLC, a limited liability company (subsequently assigned to Jackson 64 MGI, LLC) in the amount of $23.0 million. The terms for payment included a $1.0 million security deposit, and a note receivable for $6.0 million payable to the Company with the remaining cash, net of certain adjustments for closing costs, at the date of settlement. The note receivable was due in two $3.0 million installments plus accrued interest at a rate of 1.96% on March 31, 2019 and March 31, 2020. The note was subordinate to East Boston Savings Bank's mortgage on the Devens property.  The first installment was paid on March 28, 2019 and the second installment was paid on May 23, 2019.

The note receivable was discounted to its present value of $5.7 million utilizing a discount rate of 6%, which was based on management’s assessment of what an appropriate loan at current market rates would be. The $0.3 million discount was recorded as an offset to the long-term portion of the note receivable. In addition, the resulting gain of $0.1 million from the sale of the Devens property which was deferred previously was recorded as a component of the cumulative effect of an accounting change upon the adoption of Accounting Standards Update ("ASU") 2017-05 Other Income - Gains and Losses from the Derecognition of Non-financial Assets (Subtopic 610-20) which was issued as a part of ASU 2014-09 Revenue from Contracts with Customers (Topic 606). This gain was recorded as an offset to the opening accumulated deficit as of April 1, 2018.

Note receivable as of September 30, 2019 and March 31, 2019 consisted of the following (in thousands):

Current assets	September 30, 2019	March 31, 2019
Note receivable, current	$—	$3,000
Note receivable discount	—	(112)
Total current note receivable	$—	$2,888

10. Property, Plant and Equipment

The cost and accumulated depreciation of property, plant and equipment at September 30, 2019 and March 31, 2019 are as follows (in thousands):

	September 30, 2019	March 31, 2019
Construction in progress - equipment	$2,223	$603
Equipment and software	45,127	45,705
Furniture and fixtures	1,259	1,269
Leasehold improvements	1,976	1,955
Property, plant and equipment, gross	50,585	49,532
Less accumulated depreciation	(41,975)	(40,560)
Property, plant and equipment, net	$8,610	$8,972

Depreciation expense was $1.0 million and $1.1 million for the three months ended September 30, 2019 and 2018, respectively. Depreciation expense was $2.1 million and $2.1 million for the six months ended September 30, 2019 and 2018, respectively. Construction in progress - equipment primarily includes capital investments and leasehold improvements in the Company's leased facility in Ayer, Massachusetts.

11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at September 30, 2019 and March 31, 2019 consisted of the following (in thousands):

	September 30, 2019	March 31, 2019
Accounts payable	$6,164	$2,939
Accrued inventories in-transit	603	244
Accrued other miscellaneous expenses	1,772	1,759
Advanced deposits	1,771	631
Accrued compensation	3,730	5,404
Income taxes payable	3,043	3,363
Accrued product warranty	1,641	1,545
Total	$18,724	$15,885

The Company generally provides a one to three year warranty on its products, commencing upon delivery or installation where applicable. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.

Product warranty activity was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$1,606	$1,752	$1,545	$1,769
Change in accruals for warranties during the period	71	213	156	317
Settlements during the period	(36)	(205)	(60)	(326)
Balance at end of period	$1,641	$1,760	$1,641	$1,760

12. Income Taxes

The Company recorded an income tax benefit of $0.3 million and expense of $3.0 million in the three months ended September 30, 2019 and 2018, respectively.  The Company recorded an income tax benefit of $0.1 million and expense of $3.0 million in the six months ended September 30, 2019 and 2018, respectively.

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.  The Company re-evaluates these uncertain tax positions on a quarterly basis.  The evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity.  Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.  The Company did not identify any uncertain tax positions in the six months ended September 30, 2019 and did not have any gross unrecognized tax benefits as of March 31, 2019.

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

Hercules Warrants

On December 19, 2014, the Company entered into a second amendment to the Loan and Security Agreement with Hercules (the "Hercules Second Amendment"). In conjunction with the Hercules Second Amendment, the Company issued Hercules a warrant to purchase 58,823 shares of the Company’s common stock (the "Hercules Warrant") which replaced the First Warrant and the Second Warrant.  The Hercules Warrant was exercisable at any time after its issuance at an exercise price of $7.85 per share, subject to certain price-based and other anti-dilution adjustments, including the equity offering in May 2017, the acquisition of ITC with common stock in September 2017 and sales of common stock under the ATM entered into in January 2017.  This warrant had a fair value of $0.4 million as of March 31, 2019.  On April 8, 2019, Hercules notified the Company of its intent to exercise this warrant on a cashless basis.  Hercules received 22,821 shares of the Company's common stock on April 17, 2019.  As a result of this exercise the Company recorded a net gain of $0.1 million to change in fair value of warrants, resulting from the decrease in the fair value upon exercise of the Hercules Warrant during the six months ended September 30, 2019.

November 2014 Warrant

On November 13, 2014, the Company completed an offering of 909,090 units of the Company’s common stock with Hudson Bay Capital. Each unit consisted of one share of the Company’s common stock and 0.9 of a warrant to purchase one share of common stock, or a warrant to purchase in the aggregate 818,181 shares (the “November 2014 Warrant”).  The November 2014 Warrant is exercisable at any time, at an exercise price equal to $7.81 per share, subject to certain price-based and other anti-dilution adjustments including those noted above and expires on November 13, 2019.

Following is a summary of the key assumptions used to calculate the fair value of the November 2014 Warrant:

	September 30,	June 30,
Fiscal Year 2019	2019	2019
Risk-free interest rate	1.90%	2.11%
Expected annual dividend yield	—	—
Expected volatility	62.84%	60.58%
Term (years)	0.12	0.37
Fair value	$0.6 million	$1.7 million

	March 31,	December 31,	September 30,	June 30,	March 31,
Fiscal Year 2018	2019	2018	2018	2018	2018
Risk-free interest rate	2.43%	2.61%	2.62%	2.40%	2.20%
Expected annual dividend yield	—	—	—	—	—
Expected volatility	75.61%	70.29%	63.66%	67.40%	65.86%
Term (years)	0.62	0.87	1.12	1.37	1.62
Fair value	$4.6 million	$3.6 million	$1.3 million	$1.6 million	$1.1 million

The Company recorded net gains of $1.1 million and $4.1 million resulting from the decreases in the fair value of the November 2014 Warrant during the three and six months ended September 30, 2019, respectively. The Company recorded a net gain of $0.3 million and net loss of $0.2 million resulting from the changes in the fair value of the November 2014 Warrant during the three and six months ended September 30, 2018, respectively.

14. Leases

On April 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) ("ASC 842"), using the modified retrospective approach. The Company elected the package of practical expedients available in the standard and as a result, did not reassess the lease classification of existing contracts or leases or the initial direct costs associated with existing leases. The Company did not elect the hindsight practical expedient and evaluated lease terms for existing leases. The Company has also elected the practical expedient to not separate lease components and non-lease components and will account for the leases as a single lease component for all classes of leases.

As a result of the adoption of ASC 842, the Company recognized lease right-of-use assets of $3.8 million, and operating lease liabilities of $3.8 million. There was no impact to the condensed consolidated statements of operations or stockholders' equity for the adoption of ASC 842. No impairment was recognized on the right-of-use asset upon adoption. These adjustments are detailed as follows:

	March 31, 2019	ASC 842 Adjustment	April 1, 2019
Operating Leases:
Right of use asset	$—	$3,795	$3,795
Total operating lease right-of-use asset	—	3,795	3,795

Operating lease liabilities – ST	$—	$309	$309
Operating lease liabilities – LT	—	3,512	3,512
Total operating lease liabilities	—	3,821	3,821

Weighted-average remaining lease term			7.69 years
Weighted-average discount rate			7.06%

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

Supplemental balance sheet information related to leases at September 30, 2019 are as follows:

September 30, 2019
Operating Leases:
Right-of-use assets	$3,607
Total right-of-use assets	3,607

Lease liabilities - ST	$424
Lease liabilities - LT	3,240
Total operating lease liabilities	3,664

Weighted-average remaining lease term	7.31 years
Weighted-average discount rate	7.07%

The costs related to the Company's leases for the three and six months ended September 30, 2019 are as follows:

	Three Months Ended	Six Months Ended
	September 30, 2019	September 30, 2019
Operating Lease:
Operating lease costs - fixed	$178	$356
Operating lease costs - variable	27	46
Short-term lease costs	176	214
Total lease costs	381	616

The Company’s estimated minimum future lease obligations under the Company's leases are as follows:

Operating Leases
Year ended March 31,
2020	$331
2021	670
2022	650
2023	624
2024	562
Thereafter	1,896
Total minimum lease payments	4,733
Less: interest	(1,069)
Present value of lease liabilities	3,664

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

As of September 30, 2019, the Company had $5.7 million of restricted cash included in long-term assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts. These deposits are held in interest bearing accounts.  As part of the agreement with Commonwealth Edison Company to install the Resilient Electric Grid ("REG") system in Chicago, the Company agreed to deliver an irrevocable letter of credit in the amount of $5.0 million to secure certain Company obligations under the Subcontract Agreement.  The funds to secure the $5.0 million letter of credit were deposited in an escrow account on July 1, 2019.

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

The $0.4 million charged to operations in the six months ended September 30, 2018 is related to exit costs incurred in connection with the move of the Company's corporate office.

The following table presents restructuring charges and cash payments for the six months ended September 30, 2018 (in thousands):

	Severance pay	Facility exit and
	and benefits	Relocation costs	Total
Accrued restructuring balance at April 1, 2018	$262	$173	$435
Charges to operations	—	403	403
Cash payments	(173)	(576)	(749)
Accrued restructuring balance at September 30, 2018	$89	$—	$89

All restructuring charges discussed above are included within restructuring in the Company’s unaudited condensed consolidated statements of operations. The Company includes accrued restructuring within accounts payable and accrued expenses.  There was no restructuring activity in the six months ending September 30, 2019 or any remaining accrued restructuring balance as of September 30, 2019.

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

The operating results for the two business segments are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Grid	$11,489	$7,569	$21,345	$16,498
Wind	2,523	7,307	6,437	10,985
Total	$14,012	$14,876	$27,782	$27,483

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Operating (loss) income:
Grid	$(1,324)	$(2,870)	$(5,988)	$(5,537)
Wind	(2,398)	28,515	(3,721)	27,150
Unallocated corporate expenses	(397)	(918)	(646)	(2,013)
Total	$(4,119)	$24,727	$(10,355)	$19,600

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

Unallocated corporate expenses primarily consist of stock-based compensation expense of $0.4 million and $0.8 million in the three months ended September 30, 2019 and 2018, respectively, and restructuring charges of $0.1 million in the three months ended September 30, 2018.  Unallocated corporate expenses primarily consist of stock-based compensation expense of $0.6 million and $1.6 million in the six months ended September 30, 2019 and 2018, respectively, and restructuring charges of $0.4 million in the six months ended September 30, 2018.

Total assets for the two business segments as of September 30, 2019 and March 31, 2019 are as follows (in thousands):

	September 30, 2019	March 31, 2019
Grid	$34,479	$31,075
Wind	12,474	8,167
Corporate assets	70,490	80,088
Total	$117,443	$119,330

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

In July 2017, the FASB issued ASU 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815). The amendments in ASU 2017-11 provide guidance for freestanding equity-linked financial instruments, such as warrants and conversion options in convertible debt or preferred stock and should no longer be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The ASU is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods. As of April 1, 2019, the Company has adopted ASU 2017-11 and noted no significant impact on its consolidated financial statements, primarily due to the put option feature within the Company's warrant agreements which requires continued liability classification under ASC 480.

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

On July 3, 2018, we and our wholly-owned subsidiaries Suzhou AMSC Superconductor Co. Ltd. (“AMSC China”) and AMSC Austria GmbH (“AMSC Austria”) entered into a settlement agreement (the “Settlement Agreement”) with Sinovel Wind Group Co., Ltd. (“Sinovel”). The Settlement Agreement settles the litigation and arbitration proceedings between us and Sinovel listed on Schedule 2 of the Settlement Agreement (the “Proceedings”), and any other civil claims, counterclaims, causes of action, rights and obligations directly or indirectly relating to the subject matters of the Proceedings and the contracts between us and Sinovel listed on Schedules 1 and 4 of the Settlement Agreement (the “Contracts”), subject to the exception described in Section 1.1 of the Settlement Agreement. The Settlement Agreement was filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 9, 2018. Under the terms of the Settlement Agreement, Sinovel agreed to pay AMSC China an aggregate cash amount in Renminbi (“RMB”) equivalent to $57.5 million, consisting of two installments. Sinovel paid the first installment of the RMB equivalent of $32.5 million on July 4, 2018 and paid the second installment of the RMB equivalent of $25.0 million on December 27, 2018.

In addition, pursuant to the terms of the Settlement Agreement, we and AMSC Austria have granted Sinovel a non-exclusive license for certain of our intellectual property to be used solely in Sinovel’s doubly fed wind turbines (the “License”). We have agreed not to sue Sinovel, Sinovel’s power converter suppliers or Sinovel’s customers for use of the technology covered by the License.

On October 31, 2018, we entered into a Subcontract Agreement with Commonwealth Edison Company (“ComEd”) (the “Subcontract Agreement”) for the manufacture and installation of the Company’s REG system within ComEd’s electric grid in Chicago, Illinois (the “Project”). As provided in the Subcontract Agreement, the Subcontract Agreement became effective upon the signing of an amendment by us and the U.S. Department of Homeland Security (“DHS”) to the existing contract (the “Prime Contract”) between us and DHS on June 20, 2019. Unless terminated earlier by us, ComEd or DHS according to the terms of the Subcontract Agreement, the term of the Subcontract Agreement will continue until we complete our warranty obligations under the Subcontract Agreement. Under the terms of the Subcontract Agreement, we have agreed, among other things, to provide the REG system and to supervise ComEd’s installation of the REG system in Chicago. As part of our separate cost sharing arrangement with DHS under the Prime Contract, we expect funding provided by DHS in connection with the Subcontract Agreement to be between $9.0 to $11.0 million, which represents the total amount of revenue we are expected to recognize over the term of the Subcontract Agreement and includes up to $1.0 million that we have agreed to reimburse ComEd for costs incurred by ComEd while undertaking its tasks under the Subcontract Agreement (the “Reimbursement Amount”). In addition, we are required to deliver an irrevocable letter of credit in the amount of $5.0 million to secure certain Company obligations under the Subcontract Agreement. ComEd has agreed to provide the site and provide all civil engineering work required to support the installation, operation and integration of the REG system into ComEd’s electric grid. Other than the Reimbursement Amount, ComEd is responsible for its own costs and expenses. Construction of the Project is expected to commence within six months after DHS’s approval, which was obtained on June 20, 2019. The REG system is expected to be operational in 2021.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. Effective April 1, 2019, we adopted ASU 2016-02, which provides for new requirements in regards to leases. See Note 14, "Leases" for further details. Aside from the adoption of ASU 2016-02, there were no significant changes in the critical accounting policies that were disclosed in our Form 10-K for fiscal 2018, which ended on March 31, 2019.

Results of Operations

Three and six months ended September 30, 2019 compared to the three and six months ended September 30, 2018

Revenues

Total revenues decreased 6% and increased 1% to $14.0 million and $27.8 million for the three and six months ended September 30, 2019, compared to $14.9 million and $27.5 million for the three and six months ended September 30, 2018.  Our revenues are summarized as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Grid	$11,489	$7,569	$21,345	$16,498
Wind	2,523	7,307	6,437	10,985
Total	$14,012	$14,876	$27,782	$27,483

Our Grid business unit accounted for 82% and 77% of total revenues for the three and six months ended September 30, 2019, respectively, compared to 51% and 60% for the three and six months ended September 30, 2018, respectively. Our Grid business unit revenues increased 52% and 29% to $11.5 million and $21.3 million in the three and six months ended September 30, 2019, respectively, from $7.6 million and $16.5 million in the three and six months ended September 30, 2018, respectively. Grid business unit revenue in both the three and six months ended September 30, 2019 increased primarily driven by higher D-VAR revenues and the commencement of the REG project with ComEd.

Our Wind business unit accounted for 18% and 23% of total revenues for the three and six months ended September 30, 2019, respectively, compared to 49% and 40% for the three and six months ended September 30, 2018, respectively. Revenues in the Wind business unit decreased 65% and 41% to $2.5 million and $6.4 million in the three and six months ended September 30, 2019, respectively, from $7.3 million and $11.0 million in the three and six months ended September 30, 2018, respectively. The decreases over the prior year period were driven primarily by decreased shipments of ECS to Inox offset slightly by increased development revenue for the 3MW wind turbine platform with Inox and the 5.5MW with Doosan.  As further described in Note 1 “Nature of the Business and Operations and Liquidity,” Inox is currently delinquent on its obligations to post letters of credit for sets of electrical control systems that Inox has agreed to purchase under the terms of the supply contract.  We cannot predict if and when Inox will resume posting letters of credit for payment of contracted-for shipments of electrical control systems. Any continued failure by Inox to post letters of credit and take delivery of contracted-for shipments of electrical control shipments would impact the Company’s revenues and liquidity.  Inox has been active in the new central and state government auction regime in India and has over 900 MW of orders from the first four SECI central government auctions, and 50 MW from the Maharashtra state government auction. However, we cannot predict if and how successful Inox will be in executing on these orders or in obtaining new orders under the new central and state auction regime. Any failure by Inox to succeed under this regime, or any delay in Inox’s ability to deliver its wind turbines, could result in fewer ECS shipments to Inox.

Cost of Revenues and Gross Margin

Cost of revenues decreased by 9% and increased by 12% to $10.2 million and $22.4 million for the three and six months ended September 30, 2019, respectively, compared to $11.3 million and $20.0 million for the three and six months ended September 30, 2018, respectively. Gross margin was 27% and 19% for the three and six months ended September 30, 2019, respectively, compared to 24% and 27% for the three and six months ended September 30, 2018, respectively. The increase in gross margin in the three months ended September 30, 2019 was primarily due to favorable product mix in the Grid product line.  The decrease in gross margin in the six months ended September 30, 2019 was primarily due to a less favorable product mix, primarily due to fewer ECS shipments in the Wind product line than in the prior year period.

Operating Expenses

Research and development

R&D expenses increased 6% in the three months ended September 30, 2019 to $2.4 million from $2.3 million in the three months ended September 30, 2018.  The increase in R&D expense in the three month period was due primarily to higher material spending on engineering and product development. R&D expenses decreased 5% in the six months ended September 30, 2019 to $4.9 million from $5.1 million in the six months ended September 30, 2018.  The decrease in R&D expense in the six month period was primarily due to better labor absorption to cost of revenues to support revenue generating projects.

Selling, general, and administrative

SG&A expenses increased 4% in the three months ended September 30, 2019 to $5.4 million from $5.2 million in the three months ended September 30, 2018. The increase in SG&A expense in the three month period was due primarily to higher spending on outside services.  SG&A expenses decreased 3% in the six months ended September 30, 2019 to $10.7 million from $11.0 million in the six months ended September 30, 2018. The decrease in SG&A expense in the six month period was due primarily to higher stock compensation in the prior fiscal year.

Gain on Sinovel settlement

We recorded a gain of $28.7 million, net of legal and other direct costs, in each of the three and six months ended September 30, 2018 as a result of the receipt of the first payment from Sinovel required by the Settlement Agreement in July 2018.

Amortization of acquisition related intangibles

We recorded amortization expense related to our core technology and know-how, trade names and trademark, and intangible assets of $0.1 million and $0.2 million in the three and six month periods ended September 30, 2019, and 2018, respectively.

Restructuring

We recorded $0.1 million and $0.4 million for facility exit costs in the three and six months ended September 30, 2018, respectively, as a result of the relocation of the corporate office that was announced as part of our April 4, 2017 approved restructuring plan.  There was no restructuring activity in the three and six months ended September 30, 2019.

Operating (loss) income

Our operating (loss) income is summarized as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Operating (loss) income:
Grid	$(1,324)	$(2,870)	$(5,988)	$(5,537)
Wind	(2,398)	28,515	(3,721)	27,150
Unallocated corporate expenses	(397)	(918)	(646)	(2,013)
Total	$(4,119)	$24,727	$(10,355)	$19,600

Our Grid segment generated an operating loss of $1.3 million and $6.0 million in the three and six months ended September 30, 2019, respectively, compared to $2.9 million and $5.5 million in the three and six months ended September 30, 2018, respectively. The decrease in the Grid business unit operating loss in the three months ended September 30, 2019 was primarily due to the increase in DVAR revenue discussed above.  The increase in Grid business unit operating loss in the six months ended September 30, 2019 was primarily due to a less favorable product mix than in the prior year period.

Our Wind segment generated an operating loss of $2.4 million and $3.7 million in the three and six months ended September 30, 2019, respectively, compared to income of $28.5 million and $27.1 million in the three and six months ended September 30, 2018, respectively. The decrease in the Wind business unit operating income in both periods were due primarily to receipt of the payment from Sinovel required by the Settlement Agreement in the second quarter of fiscal 2018 and no such payment in fiscal 2019.

Unallocated corporate expenses primarily consist of stock-based compensation expense of $0.4 million and $0.8 million in the three months ended September 30, 2019 and 2018, respectively, and restructuring charges of $0.1 million in the three months ended September 30, 2018.  Unallocated corporate expenses primarily consist of stock-based compensation expense of $0.6 million and $1.6 million in the six months ended September 30, 2019 and 2018, respectively, and restructuring charges of $0.4 million in the six months ended September 30, 2018.

Change in fair value of warrants

The change in fair value of warrants resulted in a gain of $1.1 million and $4.1 million in the three and six months ended September 30, 2019, respectively, compared to a gain of $0.3 million and a loss of $0.2 million in the three and six months ended September 30, 2018, respectively. The change in the fair value was primarily driven by changes in stock price, which is a key valuation metric.

Interest income, net

Interest income, net, was $0.3 million and $0.8 million in the three and six months ended September 30, 2019, compared to $0.2 million and $0.4 million in the three and six months ended September 30, 2018. The increase in interest income was primarily related to higher cash balances earning higher interest rates than in prior periods as well as the non-cash interest income recognized from receipt of the final payment on the Devens facility note receivable.

Other income, net

Other income, net, was $1.5 million and $1.0 million in the three and six months ended September 30, 2019, compared to $0.3 million and $0.9 million in the three and six months ended September 30, 2018.  The increase in other income, net, was primarily driven by higher foreign currency gains.

Income Taxes

Income tax benefit was $0.3 million and $0.1 million in the three and six months ended September 30, 2019, compared to income tax expense of $3.0 million in each of the three and six months ended September 30, 2018. The decrease in income tax expense is due primarily to the prior year repayment of previously reserved intercompany trade balances due to AMSC Austria from AMSC China, and a dividend paid by AMSC Austria to us in the three months ended September 30, 2018 following the Sinovel settlement.

Net (loss) income

Net loss was $0.8 million and $4.4 million in the three and six months ended September 30, 2019, respectively, compared to net income of $22.6 million and $17.8 million in the three and six months ended September 30, 2018, respectively.  The increase in net loss in both periods was primarily driven by the receipt of the first payment from Sinovel required by the Settlement Agreement in the second quarter of fiscal 2018 and no such payment in fiscal 2019.

Non-GAAP Financial Measure - Non-GAAP Net Loss

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

We define non-GAAP net loss as net loss before stock-based compensation, gain on Sinovel settlement, net, amortization of acquisition-related intangibles, changes in fair value of warrants, and other non-cash or unusual charges, and the tax effect of those adjustments calculated at the relevant rate for our non-GAAP metric, indicated in the table below. We believe non-GAAP net loss assists management and investors in comparing our performance across reporting periods on a consistent basis by excluding these non-cash or non-recurring charges that we do not believe are indicative of our core operating performance. A reconciliation of GAAP to non-GAAP net loss is set forth in the table below (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income	$(825)	$22,558	$(4,364)	$17,821
Stock-based compensation	397	825	646	1,610
(Gain) on Sinovel settlement, net	—	(28,720)	—	(28,720)
Amortization of acquisition-related intangibles	85	85	170	170
Changes in fair value of warrants	(1,145)	(282)	(4,092)	182
Tax effect of adjustments for (gain) on Sinovel settlement, net	—	2,829	—	2,829
Non-GAAP net loss	$(1,488)	$(2,705)	$(7,640)	$(6,108)

Non-GAAP net loss per share - basic	$(0.07)	$(0.13)	$(0.37)	$(0.30)
Non-GAAP net loss per share - diluted	$(0.07)	$(0.13)	$(0.37)	$(0.30)
Weighted average shares outstanding - basic	20,656	20,313	20,586	20,240
Weighted average shares outstanding - diluted	20,723	20,313	20,736	20,240

We incurred non-GAAP net losses of $1.5 million and $7.6 million or $0.07 and $0.37 per share, for the three and six months ended September 30, 2019, respectively, compared to non-GAAP net losses of $2.7 million and $6.1 million, or $0.13 and $0.30 per share for the three and six months ended September 30, 2018 respectively. The changes in non-GAAP net loss were primarily due to the more favorable product mix in the three month periods as compared to the six month periods.

For a description and reconciliation of our other non-GAAP financial measure, non-GAAP operating cash flow, see the below under “Non-GAAP Financial Measure – Non-GAAP Operating Cash Flow.”

Liquidity and Capital Resources

We have experienced recurring operating losses, and as of September 30, 2019, had an accumulated deficit of $965.9 million.

Our cash requirements depend on numerous factors, including whether Inox is successful in executing on SECI orders or in obtaining additional orders under the new central and state auction regime, whether and to the extent that Inox fulfills its purchase obligations under our supply contract, the successful completion of our product development activities, our ability to commercialize our REG and ship protection system solutions, the rate of customer and market adoption of our products, collecting receivables according to established terms, and the continued availability of U.S. government funding during the product development phase of our superconductor-based products. We continue to closely monitor our expenses and, if required, expect to further reduce our operating and capital spending to enhance liquidity.

As of September 30, 2019, we had cash, cash equivalents, restricted cash, and marketable securities of $68.6 million, compared to $78.2 million as of March 31, 2019, a decrease of $9.6 million. As of September 30, 2019, we had approximately $28.1 million of cash, cash equivalents, and restricted cash in foreign bank accounts. Our cash and cash equivalents, and restricted cash are summarized as follows (in thousands):

	September 30, 2019	March 31, 2019
Cash and cash equivalents	$52,829	$77,483
Restricted cash	5,736	715
Marketable securities	10,000	—
Total cash, cash equivalents, and restricted cash	$68,565	$78,198

For the six months ended September 30, 2019, net cash used in operating activities was $10.5 million compared to net cash provided by operating activities of $23.6 million for the six months ended September 30, 2018. The decrease in net cash provided by operations was due primarily to the receipt of the first payment from the Sinovel settlement in the six months ended September 30, 2018 with no similar transaction in the six months ended September 30, 2019.

For the six months ended September 30, 2019, net cash used in investing activities was $8.7 million, compared to $0.4 million for the six months ended September 30, 2018. The increase in net cash used in investing activities was due primarily to the purchase of marketable securities and the higher purchases of property, plant and equipment related to improvements to the Ayer facility and factory equipment to support the Navy and REG projects, partially offset by the receipt of the second installment payment under the Notes Receivable from the Devens facility sale in the six months ended September 30, 2019.

For the six months ended September 30, 2019, net cash used in financing activities was $0.4 million compared to net cash used in financing activities of $0.3 million in the six months ended September 30, 2018.  The increase in net cash used in financing activities was due primarily to increased employee taxes paid related to net settlement of equity awards.

As of September 30, 2019, we had $5.7 million of restricted cash included in long-term assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts and long-term projects. These deposits are held in interest bearing accounts.

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

Non-GAAP Financial Measure – Non-GAAP Operating Cash Flow

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

	Six months ended
	September 30, 2019	September 30, 2018
Operating cash flow	$(10,485)	$30,481
Sinovel settlement (net of legal fees and expenses)	1,000	(30,336)
Tax effect of adjustments	—	1,247
Non-GAAP operating cash flow	$(9,485)	$1,392

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors described in Part I, Item IA of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the SEC on June 5, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s stock repurchase activity during the three months ended September 30, 2019 was as follows:

Month	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
July 1, 2019 - July 31, 2019	24,457	8.81	—	—
August 1, 2019 - August 31, 2019	884	7.86	—	—
September 1, 2019 - September 30, 2019	0	0	—	—
Total	25,341	$8.78	—	—

(a) During the three months ended September 30, 2019, we purchased shares in connection with our stock-based compensation plans, whereby shares of our common stock were tendered by employees for payment of applicable statutory tax withholdings.

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

Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet as of September 30, 2019 and March 31, 2019 (ii) Condensed Statements of Operations and Income for the three and six months ended September 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended September 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2019 and 2018, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SUPERCONDUCTOR CORPORATION

Date:	November 5, 2019	By:	/s/ John W. Kosiba, Jr.
John W. Kosiba, Jr.
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)