Form 10-Q
period 2019-12-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2020-02-05
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Shares outstanding of the Registrant’s common stock:

Common Stock, par value $0.01 per share	22,556,538
Class	Outstanding as of January 31, 2020

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$25,481	$77,483
Marketable securities	25,000	0
Accounts receivable, net	16,491	7,855
Inventory	18,591	12,119
Note receivable, current portion	0	2,888
Prepaid expenses and other current assets	3,704	3,053
Total current assets	89,267	103,398

Marketable securities	10,047	0
Property, plant and equipment, net	8,840	8,972
Intangibles, net	2,635	2,890
Right-of-use asset	3,495	0
Goodwill	1,719	1,719
Restricted cash	5,754	715
Deferred tax assets	1,373	1,357
Other assets	361	279
Total assets	$123,491	$119,330

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$19,379	$15,885
Lease liability, current portion	436	0
Derivative liabilities	(0)	4,942
Deferred revenue, current portion	15,220	7,557
Total current liabilities	35,035	28,384

Deferred revenue, long term portion	7,923	7,962
Lease liability, long term portion	3,128	0
Deferred tax liabilities	175	1,698
Other liabilities	42	93
Total liabilities	46,303	38,137

Commitments and contingencies (Note 15)

Stockholders' equity:
Common stock	228	216
Additional paid-in capital	1,052,621	1,044,622
Treasury stock	(2,666)	(2,101)
Accumulated other comprehensive loss	(247)	(5)
Accumulated deficit	(972,748)	(961,539)
Total stockholders' equity	77,188	81,193
Total liabilities and stockholders' equity	$123,491	$119,330

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Revenues	$17,915	$14,134	$45,697	$41,618

Cost of revenues	16,329	10,398	38,770	30,364

Gross margin	1,586	3,736	6,927	11,254

Operating expenses:
Research and development	2,049	2,470	6,920	7,573
Selling, general and administrative	6,071	5,347	16,726	16,308
Amortization of acquisition-related intangibles	85	85	255	255
Restructuring	0	47	0	450
Gain on Sinovel settlement, net	0	(24,978)	0	(53,698)
Total operating expenses	8,205	(17,029)	23,901	(29,112)

Operating (loss) income	(6,619)	20,765	(16,974)	40,366

Change in fair value of warrants	556	(2,475)	4,648	(2,658)
Gain on sale of minority interest	0	127	0	127
Interest income, net	262	336	1,101	769
Other (expense) income, net	(932)	124	45	1,058
(Loss) income before income tax expense	(6,733)	18,877	(11,180)	39,662

Income tax expense	112	1,584	29	4,548

Net (loss) income	$(6,845)	$17,293	$(11,209)	$35,114

Net (loss) income per common share
Basic	$(0.32)	$0.85	$(0.54)	$1.73
Diluted	$(0.35)	$0.83	$(0.75)	$1.71

Weighted average number of common shares outstanding
Basic	21,185	20,419	20,786	20,300
Diluted	21,203	20,864	20,894	20,538

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net (loss) income	$(6,845)	$17,293	$(11,209)	$35,114
Other comprehensive loss, net of tax:
Foreign currency translation (loss) gain	609	(54)	(242)	(948)
Total other comprehensive (loss) income, net of tax	609	(54)	(242)	(948)
Comprehensive (loss) income	$(6,236)	$17,239	$(11,451)	$34,166

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(In thousands)

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance at March 31, 2019	21,652	$216	$1,044,622	$(2,101)	$(5)	$(961,539)	$81,193
Issuance of common stock - restricted shares	174	2	(2)	—	—	—	—
Stock-based compensation expense	—	—	249	—	—	—	249
Issuance of stock for 401(k) match	8	—	81	—	—	—	81
Issuance of common stock - warrant exercise	23	—	294	—	—	—	294
Repurchase of treasury stock	—	—	—	(283)	—	—	(283)
Cumulative translation adjustment	—	—	—	—	418	—	418
Net loss	—	—	—	—	—	(3,539)	(3,539)
Balance at June 30, 2019	21,857	$218	$1,045,244	$(2,384)	$413	$(965,078)	$78,413
Issuance of common stock - ESPP	15	—	100	—	—	—	100
Issuance of common stock - restricted shares	10	—	—	—	—	—	—
Stock-based compensation expense	—	—	397	—	—	—	397
Issuance of stock for 401(k) match	12	—	92	—	—	—	92
Issuance of common stock - warrant exercise	—	—	—	—	—	—	0
Repurchase of treasury stock	—	—	—	(222)	—	—	(222)
Cumulative translation adjustment	—	—	—	—	(1,269)	—	(1,269)
Net loss	—	—	—	—	—	(825)	(825)
Balance at September 30, 2019	21,894	$218	$1,045,833	$(2,606)	$(856)	$(965,903)	$76,686
Issuance of common stock - restricted shares	167	2	(2)	—	—	—	—
Stock-based compensation expense	—	—	590	—	—	—	590
Issuance of stock for 401(k) match	8	—	69	—	—	—	69
Issuance of common stock - warrant exercise	786	8	6,131	—	—	—	6,139
Repurchase of treasury stock	—	—	—	(60)	—	—	(60)
Cumulative translation adjustment	—	—	—	—	609	—	609
Net loss	—	—	—	—	—	(6,845)	(6,845)
Balance at December 31, 2019	22,855	228	1,052,621	(2,666)	(247)	(972,748)	77,188

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance at March 31, 2018	21,139	$211	$1,041,113	$(1,645)	$883	$(988,333)	$52,229
Issuance of common stock - restricted shares	276	3	(3)	—	—	—	0
Stock-based compensation expense	—	—	785	—	—	—	785
Issuance of stock for 401(k) match	14	—	85	—	—	—	85
Repurchase of treasury stock	—	—	—	(239)	—	—	(239)
Cumulative translation adjustment	—	—	—	—	(216)	—	(216)
Cumulative impact of adoption of ASU No. 2014-09	—	—	—	—	—	33	33
Net income	—	—	—	—	—	(4,737)	(4,737)
Balance at June 30, 2018	21,429	$214	$1,041,980	$(1,884)	$667	$(993,037)	$47,940
Issuance of common stock - ESPP	12	—	71	—	—	—	71
Issuance of common stock - restricted shares	140	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	825	—	—	—	825
Issuance of stock for 401(k) match	13	—	87	—	—	—	87
Repurchase of treasury stock	—	—	—	(157)	—	—	(157)
Cumulative translation adjustment	—	—	—	—	(678)	—	(678)
Net loss	—	—	—	—	—	22,558	22,558
Balance at September 30, 2018	21,594	$215	$1,042,962	$(2,041)	$(11)	$(970,479)	$70,646
Issuance of common stock - restricted shares	328	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	792	—	—	—	792
Issuance of stock for 401(k) match	8	—	63	—	—	—	63
Repurchase of treasury stock	—	—	—	(60)	—	—	(60)
Cumulative translation adjustment	—	—	—	—	(54)	—	(54)
Net loss	—	—	—	—	—	17,293	17,293
Balance at December 31, 2018	21,930	$216	$1,043,816	$(2,101)	$(65)	$(953,186)	$88,680

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended December 31,
	2019	2018
Cash flows from operating activities:

Net (loss) income	$(11,209)	$35,114
Adjustments to reconcile net (loss) income to net cash (used in)/provided by operations:
Depreciation and amortization	3,312	3,455
Stock-based compensation expense	1,236	2,402
Provision for excess and obsolete inventory	491	686
Gain on sale of minority interest	0	(127)
Deferred income taxes	(1,069)	(940)
Change in fair value of warrants	(4,648)	2,658
Non-cash interest income	0	(168)
Other non-cash items	(22)	(752)
Unrealized foreign exchange (gain)/loss on cash and cash equivalents	(209)	—
Changes in operating asset and liability accounts:
Accounts receivable	(8,661)	(724)
Inventory	(6,968)	3,320
Prepaid expenses and other assets	(332)	(1,380)
Accounts payable and accrued expenses	2,648	4,603
Deferred revenue	7,652	(361)
Net cash (used in)/provided by operating activities	(17,779)	47,786

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,926)	(709)
Proceeds from the sale of property, plant and equipment	3,001	138
Purchase of marketable securities	(35,000)	—
Proceeds from sale of minority interest	0	127
Change in other assets	37	(206)
Net cash used in investing activities	(34,888)	(650)

Cash flows from financing activities:
Employee taxes paid related to net settlement of equity awards	(565)	(456)
Proceeds from exercise of warrants	6,139	—
Proceeds from exercise of employee stock options and ESPP	100	71
Net cash (used in)/provided by financing activities	5,674	(385)

Effect of exchange rate changes on cash	30	(792)

Net (decrease)/increase in cash, cash equivalents and restricted cash	(46,963)	45,959
Cash, cash equivalents and restricted cash at beginning of period	78,198	34,248
Cash, cash equivalents and restricted cash at end of period	$31,235	$80,207

Supplemental schedule of cash flow information:
Cash paid for income taxes, net of refunds	$3,520	$2,792
Non-cash investing and financing activities
Issuance of common stock to Hercules to settle warrant liability	294	0
Issuance of common stock to settle liabilities	242	235

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

These unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with United States generally accepted accounting principles (“GAAP”) and the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. The going concern basis of presentation assumes that the Company will continue operations and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those instructions. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended December 31, 2019 and 2018 and the financial position at December 31, 2019; however, these results are not necessarily indicative of results which may be expected for the full year. The interim condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2019, and notes thereto, included in the Company’s annual report on Form 10-K for the year ended March 31, 2019 filed with the Securities and Exchange Commission on June 5, 2019.

Liquidity

The Company has historically experienced recurring operating losses and as of December 31, 2019, the Company had an accumulated deficit of $972.7 million. In addition, the Company has historically experienced recurring negative operating cash flows.  At December 31, 2019, the Company had cash, cash equivalents, and marketable securities of $60.5 million, with no outstanding debt other than ordinary trade payables. Marketable securities include certificate of deposits with maturities between eleven and twenty-four months.  Cash used in operations for the nine months ended December 31, 2019 was $17.8 million.

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

The Company issued warrants in conjunction with an equity offering to Hudson Bay Capital ("Hudson") in November 2014 (the "Hudson Warrant").  The Hudson Warrant was partially exercised on November 13, 2019 with an exercise price of $7.81. The Company received $6.1 million in cash for the exercise of 786,000 warrants. The remaining 32,181 warrants expired on November 13, 2019.

The Company believes that based on the information presented above and its quarterly management assessment, it has sufficient liquidity to fund its operations and capital expenditures for the next twelve months following the issuance of the financial statements for the nine months ended December 31, 2019. The Company’s liquidity is highly dependent on its ability to increase revenues, including its ability to collect revenues under its agreements with Inox, its ability to control its operating costs, and its ability to raise additional capital, if necessary. There can be no assurance that the Company will be able to continue to raise additional capital, on favorable terms or at all, from other sources or execute on any other means of improving liquidity described above.

2. Revenue Recognition

On April 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, and all the related amendments and applied it to all contracts that were not completed as of April 1, 2018 using the modified retrospective method.

The Company’s revenues in its Grid segment are derived primarily through enabling the transmission and distribution of power, providing planning services that allow it to identify power grid needs and risks, and developing ship protection systems for the U.S. Navy. The Company’s revenues in its Wind segment are derived primarily through supplying advanced power electronics and control systems, licensing its highly engineered wind turbine designs, and providing extensive customer support services to wind turbine manufacturers. The Company records revenue based on a five-step model in accordance with ASC 606. For its customer contracts, the Company identifies the performance obligations, determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) control of goods or services is transferred to the customer. In the three and nine months ended December 31, 2019, 57% and 69% of revenue, respectively, was recognized at the point in time when control transferred to the customer, with the remainder being recognized over time.

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

The Company's equipment and system product line includes certain contracts which do not meet the requirements of an exchange transaction and therefore do not fall within the scope of ASC 606.  As these non-exchange transaction contracts are considered grant revenue and do not fall within any specific accounting literature, the Company follows guidance within ASC 606 by analogy to recognize grant revenue over time.  In the three and nine months ended December 31, 2019, the Company recorded $3.9 million and $5.3 million in grant revenue, respectively, which is included in the Company’s Grid revenue. There was no grant revenue in the three and nine months ended December 31, 2018.

In the Company's service and technology development product line, there are several different types of transactions and each begins with a contract with a customer that summarizes each product sold to a customer, which typically represents distinct performance obligations. The technology development transactions are primarily for activities that have no alternative use and for which a profit can be expected throughout the life of the contract. In these cases, the revenue is recognized over time, but in the instances where the profit cannot be assured throughout the entire contract, the revenue is recognized at a point in time. Each contract's transaction price is allocated to each distinct performance obligation using the respective standalone selling price which is determined primarily using the cost-plus expected margin approach. The ongoing service transactions are for service contracts that provide benefit to the customer simultaneously as the Company performs its obligations, and therefore this revenue is recognized ratably over time throughout the effective period of these contracts. The transaction prices on these contracts are allocated based on an adjusted market approach which is re-assessed annually for reasonableness. The field service transactions include contracts for delivery of goods and completion of services made at the customer's requests, which are not deemed satisfied until the work has been completed and/or the requested goods have been delivered, so all of this revenue is recognized at the point in time when the control changes, and at allocated prices based on the adjusted market approach driven by standard price lists. The royalty transactions are related to certain contract terms on transactions in the Company's equipment and systems product line based on activity as specified in the contracts. The transaction prices of these agreements are calculated based on an adjusted market approach as specified in the contract. The Company reports royalty revenue for usage-based royalties when the sales have occurred. In circumstances when collectability is not assured and a contract does not exist under ASC 606, revenue is deferred until a non-refundable payment has been received for substantially all the amount that is due and there are no further remaining performance obligations.

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

The Company records revenue net of sales tax, value added tax, excise tax and other taxes collected concurrent with revenue-producing activities. The Company has elected to recognize the cost for freight and shipping when control over the products sold passes to customers and revenue is recognized. The Company has elected to recognize incremental costs of obtaining a contract as expense when incurred except in contracts where the amortization period would exceed twelve months; in such cases the long-term amount will be assessed for materiality. The Company has elected not to adjust the promised amount of consideration for the effects of a significant financing component if the period of financing is twelve months or less.

The Company’s contracts with customers do not typically include extended payment terms and may include milestone billing over the life of the contract. Payment terms vary by contract type and type of customer and generally range from 30 to 60 days from delivery.

The following tables disaggregate the Company’s revenue by product line and by shipment destination:

	Three Months Ended December 31, 2019		Nine Months Ended December 31, 2019
Product Line:	Grid	Wind	Grid	Wind
Equipment and systems	$14,040	$2,160	$32,438	$7,742
Services and technology development	1,192	523	4,139	1,379
Total	$15,232	$2,683	$36,577	$9,120

Region:
Americas	$10,164	$2	$28,663	$49
Asia Pacific	330	2,647	2,550	8,968
EMEA	4,738	34	5,364	104
Total	$15,232	$2,683	$36,577	$9,120

	Three Months Ended December 31, 2018		Nine Months Ended December 31, 2018
Product Line:	Grid	Wind	Grid	Wind
Equipment and systems	$4,614	$7,215	$17,571	$17,925
Services and technology development	2,212	93	5,754	368
Total	$6,826	$7,308	$23,325	$18,293

Region:
Americas	$3,771	$36	$16,319	$82
Asia Pacific	2,815	7,263	5,930	18,136
EMEA	240	9	1,076	75
Total	$6,826	$7,308	$23,325	$18,293

As of December 31, 2019, and December 31, 2018, the Company’s contract assets and liabilities primarily relate to the timing differences between cash received from a customer in connection with contractual rights to invoicing and the timing of revenue recognition following completion of performance obligations. The Company's accounts receivable balance is made up entirely of customer contract related balances. Changes in the Company’s contract assets, which are included in “Accounts Receivable (unbilled)” and “Deferred program costs” (see Note 7, “Accounts Receivable” and Note 8, “Inventory” for a reconciliation to the condensed consolidated balance sheets) and contract liabilities, which are included in the current portion and long term portion of deferred revenue in the Company’s condensed consolidated balance sheets, are as follows:

	Unbilled Accounts Receivable	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2019	$2,213	$318	$15,519
Increases for costs incurred to fulfill performance obligations	—	3,001	—
Increase (decrease) due to customer billings	(7,417)	—	36,461
Decrease due to cost recognition on completed performance obligations	—	(2,221)	—
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	9,820	—	(28,768)
Other changes and FX impact	(3)	(1)	(69)
Ending balance as of December 31, 2019	$4,613	$1,097	$23,143

	Unbilled Accounts Receivable	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2018	$3,016	$2,567	$21,937
Impact of adoption of ASC 606	—	(1,599)	(2,657)
Increases for costs incurred to fulfill performance obligations	—	1,461	—
Increase (decrease) due to customer billings	(11,063)	—	11,167
Decrease due to cost recognition on completed performance obligations	—	(1,132)	—
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	9,722	(9)	(11,345)
Other changes and FX impact	(53)	8	(1,040)
Ending balance as of December 31, 2018	$1,622	$1,296	$18,062

The Company’s remaining performance obligations represent the unrecognized revenue value of the Company’s contractual commitments. The Company’s performance obligations may vary significantly each reporting period based on the timing of major new contractual commitments. As of December 31, 2019, the Company had outstanding performance obligations on existing contracts under ASC 606 to be recognized in the next twelve months of approximately $76.2 million. There are also approximately $7.0 million of outstanding performance obligations to be recognized over a period of thirteen to sixty months. The remaining performance obligations are subject to customer actions and therefore the timing of revenue recognition cannot be reasonably estimated. The twelve-month performance obligations include anticipated shipments to Inox based on the twelve-month rolling forecast provided by Inox on the multi-year supply contract. The quantities specified in any forecast provided by Inox related to the multi-year supply contract are firm and irrevocable for the first three months of a twelve-month rolling forecast. The timing of the performance obligations beyond the twelve-month forecast provided by Inox are not determinable and therefore are not included in the total remaining performance obligations.

The following table sets forth customers who represented 10% or more of the Company’s total revenues for three and nine months ended December 31, 2019 and 2018:

		Three Months Ended		Nine Months Ended
	Reportable	December 31,		December 31,
	Segment	2019	2018	2019	2018
Inox Wind Limited	Wind	<10%	47%	11%	40%
Department of Homeland Security	Grid	22%	<10%	12%	<10%
Vestas	Grid	25%	<10%	10%	15%
Fuji Bridex Pte. Ltd.	Grid	<10%	17%	<10%	<10%

3. Stock-Based Compensation

The Company accounts for its stock-based compensation at fair value. The following table summarizes stock-based compensation expense by financial statement line item for the three and nine months ended December 31, 2019 and 2018 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Cost of revenues	$21	$42	$45	$132
Research and development	117	168	219	289
Selling, general and administrative	452	582	971	1,981
Total	$590	$792	$1,236	$2,402

The Company issued 13,174 shares of immediately vested common stock and 366,000 shares of restricted stock awards during the nine months ended December 31, 2019 and issued 47,075 shares of immediately vested common stock and 463,000 shares of restricted stock awards during the nine months ended December 31, 2018.  These restricted stock awards generally vest over 2-3 years.  Awards for restricted stock include both time-based and performance-based awards.  For options and restricted stock awards that vest upon the passage of time, expense is being recorded over the vesting period.  Performance-based awards are expensed over the requisite service period based on probability of achievement.

The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. The total unrecognized compensation cost for unvested outstanding stock options was less than $0.1 million at December 31, 2019. This expense will be recognized over a weighted average expense period of approximately 1.4 years. The total unrecognized compensation cost for unvested outstanding restricted stock was $3.9 million at December 31, 2019. This expense will be recognized over a weighted-average expense period of approximately 1.4 years.

The Company granted 5,939 stock options during the nine months ended December 31, 2019.  The Company did not grant any stock options during the three months ended December 31, 2019 or the three and nine months ended December 31, 2018.  The stock options granted during the nine months ended December 31, 2019 will vest over 2 years. The weighted average assumptions used in the Black Scholes valuation model for stock options granted during the nine months ended December 31, 2019 are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Expected volatility	N/A	N/A	66.5%	N/A
Risk-free interest rate	N/A	N/A	1.8%	N/A
Expected life (years)	N/A	N/A	5.91	N/A
Dividend yield	N/A	N/A	None	N/A

4. Computation of Net Loss per Common Share

Basic net loss per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Where applicable, diluted EPS is computed by dividing the net loss by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. Stock options and warrants that are out-of-the-money with exercise prices greater than the average market price of the underlying common shares and shares of performance based restricted stock where the contingency was not met are excluded from the computation of diluted EPS as the effect of their inclusion would be anti-dilutive.  For the three months ended December 31, 2019, 0.1 million shares related to outstanding stock options were not included in the calculation of diluted EPS as they were considered anti-dilutive. For the nine months ended December 31, 2019, 0.1 million shares related to outstanding stock options were not included in the calculation of diluted EPS as they were considered anti-dilutive. For the three months ended December 31, 2018, 0.5 million shares were not included in the calculation of diluted EPS as they were considered anti-dilutive, of which 0.3 million relate to outstanding stock options, and 0.2 million relate to outstanding unvested stock awards. For the nine months ended December 31, 2018, 1.1 million shares were not included in the calculation of diluted EPS as they were considered anti-dilutive, of which 0.3 million shares relate to outstanding stock options, 0.6 million shares relate to outstanding warrants and 0.2 million relate to outstanding unvested stock awards.

The following table reconciles the numerators and denominators of the earnings per share calculation for the three and nine months ended December 31, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Numerator:
Net (loss) income	$(6,845)	$17,293	$(11,209)	$35,114
Less: decrease in fair value of warrants, net of income tax	(556)	0	(4,648)	0
Plus: change in fair value due to exercise of warrants	0	0	83	0
Net income (loss) - diluted	$(7,401)	$17,293	$(15,774)	$35,114
Denominator:
Weighted-average shares of common stock outstanding	22,110	21,396	21,729	21,216
Weighted-average shares subject to repurchase	(925)	(977)	(943)	(916)
Shares used in per-share calculation ― basic	21,185	20,419	20,786	20,300
Common stock awards	0	445	0	238
Common stock warrants	18	0	108	0
Shares used in per-share calculation ― diluted	21,203	20,864	20,894	20,538
Net (loss) income per share ― basic	$(0.32)	$0.85	$(0.54)	$1.73
Net (loss) income per share ― diluted	$(0.35)	$0.83	$(0.75)	$1.71

For the nine months ended December 31, 2019, the diluted net loss per common share amounts under the treasury stock method were calculated based on the dilutive effect of the total number of shares of common stock related to the Hudson Warrant of 818,181 shares with an exercise price of $7.81.  For the three and nine month periods ended December 31, 2019, the average stock price was $8.19 and $9.29 respectively through November 13, 2019 when the Hudson Warrant was partially exercised for 786,000 shares, providing 37,962 and 130,345 dilutive shares respectively. The increase of $0.6 million and the decrease of $4.6 million in the fair value of the warrant liability, respectively, is included in the net loss available to common shareholders for the diluted net loss per common share amount when the impact is dilutive.

5. Goodwill

The Company did not identify any triggering events in the three and nine months ended December 31, 2019, that would require interim impairment testing of goodwill.

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

The Company provides a gross presentation of activity within Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements.  A change in the hierarchy of an investment from its current level is reflected in the period during which the pricing methodology of such investment changes.  Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 is made in the event that the related security is significant to total cash and investments.  The Company did not have any transfers of assets and liabilities from Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the nine months ended December 31, 2019.

A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value on a recurring basis, measured as of December 31, 2019 and March 31, 2019 (in thousands):

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019:
Assets:
Cash equivalents	$21,230	$21,230	$—	$—
Marketable securities	$35,047	$35,047	$—	$—

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019:
Assets:
Cash equivalents	$41,839	$41,839	$—	$—
Derivative liabilities:
Warrants	$4,942	$—	$—	$4,942

The table below reflects the activity for the Company’s major classes of liabilities measured at fair value on a recurring basis (in thousands):

Warrants
April 1, 2019	$4,942
Mark to market adjustment	(4,648)
Exercise of in-the-money warrants	(294)
Balance at December 31, 2019	$-

Warrants
April 1, 2018	$1,217
Mark to market adjustment	2,658
Balance at December 31, 2018	$3,875

Valuation Techniques

Cash Equivalents

Cash equivalents consist of highly liquid instruments with maturities of three months or less that are regarded as high quality, low risk investments, are measured using such inputs as quoted prices and are classified within Level 1 of the valuation hierarchy. Cash equivalents consist principally of certificates of deposits and money market accounts.

Marketable Securities

Marketable securities consist of certificates of deposit with maturities of greater than 12 months that are measured using such inputs as quoted prices and are classified within Level 1 of the valuation hierarchy. The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such classification as of each balance sheet date.  All marketable securities are considered available for sale and are carried at fair value.   Changes in fair value would be recorded to other income/expense, net.   The Company periodically reviews the realizability of each short and long term marketable security when impairment indicators exist with respect to the security.  If other than temporary impairment of value of the security exists, the carrying value of the security is written down to its estimated fair value.

Warrants

The Company issued warrants in conjunction with an equity offering to Hudson Bay Capital in November 2014 and a Loan and Security Agreement with Hercules Technology Growth Capital, Inc. (“Hercules”). The warrants issued to Hercules were exercised on April 8, 2019.  The warrants issued to Hudson were partially exercised on November 13, 2019 and the remaining unexercised warrants expired on November 13, 2019.  As of December 31, 2019 the Company has no remaining outstanding warrants.

The Company relied on various assumptions in a lattice model to determine the fair value of warrants. The Company had valued the warrants within Level 3 of the valuation hierarchy. See Note 13, “Warrants and Derivative Liabilities,” for additional information including a discussion of the warrants and the valuation assumptions used.

7. Accounts Receivable

Accounts receivable at December 31, 2019 and March 31, 2019 consisted of the following (in thousands):

	December 31, 2019	March 31, 2019
Accounts receivable (billed)	$11,878	$5,642
Accounts receivable (unbilled)	4,613	2,213
Accounts receivable, net	$16,491	$7,855

8. Inventory

Inventory, net of reserves, at December 31, 2019 and March 31, 2019 consisted of the following (in thousands):

	December 31, 2019	March 31, 2019
Raw materials	$11,456	$5,474
Work-in-process	2,072	1,922
Finished goods	3,967	4,405
Deferred program costs	1,096	318
Net inventory	$18,591	$12,119

The Company recorded inventory write-downs of $0.3 million and $0.2 million for the three months ended December 31, 2019 and 2018, respectively.  The Company recorded inventory write-downs of $0.5 million and $0.7 million for the nine months ended December 31, 2019 and 2018, respectively. These write-downs were based on the Company's evaluation of its inventory on hand for excess quantities and obsolescence.

Deferred program costs as of December 31, 2019 and March 31, 2019 primarily represent costs incurred on programs where the Company needs to complete performance obligations before the related revenue and costs will be recognized.

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

Note receivable as of December 31, 2019 and March 31, 2019 consisted of the following (in thousands):

Current assets	December 31, 2019	March 31, 2019
Note receivable, current	$—	$3,000
Note receivable discount	—	(112)
Total current note receivable	$—	$2,888

10. Property, Plant and Equipment

The cost and accumulated depreciation of property, plant and equipment at December 31, 2019 and March 31, 2019 are as follows (in thousands):

	December 31, 2019	March 31, 2019
Construction in progress - equipment	$2,812	$603
Equipment and software	45,301	45,705
Furniture and fixtures	1,245	1,269
Leasehold improvements	2,485	1,955
Property, plant and equipment, gross	51,843	49,532
Less accumulated depreciation	(43,003)	(40,560)
Property, plant and equipment, net	$8,840	$8,972

Depreciation expense was $1.0 million and $1.1 million for the three months ended December 31, 2019 and 2018, respectively. Depreciation expense was $3.1 million and $3.2 million for the nine months ended December 31, 2019 and 2018, respectively. Construction in progress - equipment primarily includes capital investments in our HTS equipment and leasehold improvements in the Company's leased facility in Ayer, Massachusetts.

11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2019 and March 31, 2019 consisted of the following (in thousands):

	December 31, 2019	March 31, 2019
Accounts payable	$7,349	$2,939
Accrued inventories in-transit	894	244
Accrued other miscellaneous expenses	2,588	1,759
Advanced deposits	986	631
Accrued compensation	4,448	5,404
Income taxes payable	1,408	3,363
Accrued product warranty	1,706	1,545
Total	$19,379	$15,885

The Company generally provides a one to two year warranty on its products, commencing upon delivery or installation where applicable. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.

Product warranty activity was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Balance at beginning of period	$1,641	$1,760	$1,545	$1,769
Change in accruals for warranties during the period	93	260	247	577
Settlements during the period	(28)	(524)	(86)	(850)
Balance at end of period	$1,706	$1,496	$1,706	$1,496

12. Income Taxes

The Company recorded an income tax expense of $0.1 million and $1.6 million in the three months ended December 31, 2019 and 2018, respectively.  The Company recorded an income tax expense of less than $0.1 million and $4.5 million in the nine months ended December 31, 2019 and 2018, respectively.

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.  The Company re-evaluates these uncertain tax positions on a quarterly basis.  The evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity.  Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.  The Company did not identify any uncertain tax positions in the nine months ended December 31, 2019 and did not have any gross unrecognized tax benefits as of March 31, 2019.

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

Hercules Warrants

On December 19, 2014, the Company entered into a second amendment to the Loan and Security Agreement with Hercules (the "Hercules Second Amendment"). In conjunction with the Hercules Second Amendment, the Company issued Hercules a warrant to purchase 58,823 shares of the Company’s common stock (the "Hercules Warrant") which replaced the First Warrant and the Second Warrant.  The Hercules Warrant was exercisable at any time after its issuance at an exercise price of $7.85 per share, subject to certain price-based and other anti-dilution adjustments, including the equity offering in May 2017, the acquisition of ITC with common stock in September 2017 and sales of common stock under the ATM entered into in January 2017.  This warrant had a fair value of $0.4 million as of March 31, 2019.  On April 8, 2019, Hercules notified the Company of its intent to exercise this warrant on a cashless basis.  Hercules received 22,821 shares of the Company's common stock on April 17, 2019.  As a result of this exercise the Company recorded a net gain of $0.1 million to change in fair value of warrants, resulting from the decrease in the fair value of the Hercules Warrant during the nine months ended December 31, 2019.  The Company recorded a net loss of $0.2 million to change in fair value of warrants, resulting from the increase in the fair value of the Hercules Warrant during the nine months ended December 31, 2018.

November 2014 Warrant

On November 13, 2014, the Company completed an offering of 909,090 units of the Company’s common stock with Hudson Bay Capital. Each unit consisted of one share of the Company’s common stock and 0.9 of a warrant to purchase one share of common stock, or a warrant to purchase in the aggregate 818,181 shares (the “November 2014 Warrant”).  The November 2014 Warrant is exercisable at any time, at an exercise price equal to $7.81 per share, subject to certain price-based and other anti-dilution adjustments including those noted above.  On November 13, 2019, Hudson partially exercised the November 2014 Warrant for 786,000 restricted shares of Company common stock at $7.81 per share.  The remaining 32,181 warrants expired on November 13, 2019. As a result of this exercise the Company recorded net gains of $0.5 million and $4.6 million to change in fair value of warrants, resulting from the decrease in the fair value of the Hudson Warrant during the three and nine months ended December 31, 2019, respectively.  As of December 31, 2019, the Company has no remaining outstanding warrants

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

The Company recorded net gains of $0.6 million and $4.6 million resulting from the decreases in the fair value of the November 2014 Warrant during the three and nine months ended December 31, 2019, respectively. The Company recorded net losses of $2.3 million and $2.5 million resulting from the increase in the fair value of the November 2014 Warrant during the three and nine months ended December 31, 2018, respectively.

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

Supplemental balance sheet information related to leases at December 31, 2019 are as follows:

December 31, 2019
Operating Leases:
Right-of-use assets	$3,495
Total right-of-use assets	3,495

Lease liabilities - ST	$436
Lease liabilities - LT	3,128
Total operating lease liabilities	3,564

Weighted-average remaining lease term	7.1 years
Weighted-average discount rate	7.07%

The costs related to the Company's leases for the three and nine months ended December 31, 2019 are as follows:

	Three Months Ended	Nine Months Ended
	December 31, 2019	December 31, 2019
Operating Lease:
Operating lease costs - fixed	$179	$535
Operating lease costs - variable	27	73
Short-term lease costs	164	378
Total lease costs	370	986

The Company’s estimated minimum future lease obligations under the Company's leases are as follows:

Operating Leases
Year ended March 31,
2020	$167
2021	672
2022	651
2023	624
2024	562
Thereafter	1,896
Total minimum lease payments	4,572
Less: interest	(1,008)
Present value of lease liabilities	3,564

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

As of December 31, 2019, the Company had $5.8 million of restricted cash included in long-term assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts. These deposits are held in interest bearing accounts.  As part of the agreement with Commonwealth Edison Company to install the Resilient Electric Grid ("REG") system in Chicago, the Company agreed to deliver an irrevocable letter of credit in the amount of $5.0 million to secure certain Company obligations under the Subcontract Agreement.  The funds to secure the $5.0 million letter of credit were deposited in an escrow account on July 1, 2019.

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

The $0.4 million charged to operations in the nine months ended December 31, 2018 is related to exit costs incurred in connection with the move of the Company's corporate office.

The following table presents restructuring charges and cash payments for the nine months ended December 31, 2018 (in thousands):

	Severance pay	Facility exit and
	and benefits	Relocation costs	Total
Accrued restructuring balance at April 1, 2018	$262	$173	$435
Charges to operations	—	450	450
Cash payments	(262)	(623)	(885)
Accrued restructuring balance at December 31, 2018	$—	$—	$—

All restructuring charges discussed above are included within restructuring in the Company’s unaudited condensed consolidated statements of operations. The Company includes accrued restructuring within accounts payable and accrued expenses.  There was no restructuring activity in the nine months ending December 31, 2019 or any remaining accrued restructuring balance as of December 31, 2019.

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

The operating results for the two business segments are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Revenues:
Grid	$15,232	$6,826	$36,577	$23,325
Wind	2,683	7,308	9,120	18,293
Total	$17,915	$14,134	$45,697	$41,618

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Operating (loss) income:
Grid	$(3,732)	$(2,665)	$(9,723)	$(8,202)
Wind	(2,297)	24,269	(6,015)	51,419
Unallocated corporate expenses	(590)	(839)	(1,236)	(2,851)
Total	$(6,619)	$20,765	$(16,974)	$40,366

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

Unallocated corporate expenses primarily consist of stock-based compensation expense of $0.6 million and $0.8 million in the three months ended December 31, 2019 and 2018, respectively, and restructuring charges of less than $0.1 million in the three months ended December 31, 2018.  Unallocated corporate expenses primarily consist of stock-based compensation expense of $1.2 million and $2.4 million in the nine months ended December 31, 2019 and 2018, respectively, and restructuring charges of $0.5 million in the nine months ended December 31, 2018.

Total assets for the two business segments as of December 31, 2019 and March 31, 2019 are as follows (in thousands):

	December 31, 2019	March 31, 2019
Grid	$43,638	$31,075
Wind	11,772	8,167
Corporate assets	68,081	80,088
Total	$123,491	$119,330

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in ASU 2016-13 will provide more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that year.  Following the release of ASU 2019-10 in November 2019, the new effective date, as long as the Company remains a smaller reporting company, would be annual reporting periods beginning after December 15, 2022.  The Company is currently evaluating the impact, if any, the adoption of ASU 2016-13 may have on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815). The amendments in ASU 2017-11 provide guidance for freestanding equity-linked financial instruments, such as warrants and conversion options in convertible debt or preferred stock and should no longer be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The ASU is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods. As of April 1, 2019, the Company has adopted ASU 2017-11 and noted no significant impact on its consolidated financial statements, primarily due to the put option feature within the Company's warrant agreements which required continued liability classification under ASC 480.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 provide for simplified accounting to several income tax situations and removal of certain accounting exceptions. The ASU is effective for annual reporting periods beginning after December 15, 2020, including interim periods within those periods. The Company does not expect the impact of the adoption of ASU 2019-12 to be material to its consolidated financial statements.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that relate to future events or conditions, including without limitation, the statements in Part II, “Item 1A. Risk Factors” and in Part I under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects, the timing of our REG system project with Commonwealth Edison Company, our prospective results of operations or financial position and adoption of accounting changes may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain. There are a number of important factors that could materially impact the value of our common stock or cause actual results to differ materially from those indicated by such forward-looking statements. These important factors include, but are not limited to: A significant portion of our revenues are derived from a single customer, Inox, and we cannot predict if and how successful Inox will be in executing on Solar Energy Corporation of India ("SECI") orders under the new central and state auction regime, and any related failure by Inox to succeed under this regime, or any delay in Inox’s ability to deliver its wind turbines, could result in fewer electric control systems shipments to Inox; We have a history of operating losses and negative operating cash flows, which may continue in the future and require us to secure additional financing in the future; Our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter; We may be required to issue performance bonds or provide letters of credit, which restricts our ability to access any cash used as collateral for the bonds or letters of credit;  Changes in exchange rates could adversely affect our results of operations; If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired and may lead investors and other users to lose confidence in our financial data; Our financial condition may have an adverse effect on our customer and supplier relationships; Our contracts with the U.S. government are subject to audit, modification or termination by the U.S. government and include certain other provisions in favor of the government, and additional funding of such contracts may not be approved by U.S. Congress; Our success in addressing the wind energy market is dependent on the manufacturers that license our designs; Our success is dependent upon attracting and retaining qualified personnel and our inability to do so could significantly damage our business and prospects; We may experience difficulties re-establishing our HTS wire production capability in our Ayer, Massachusetts facility; We may not realize all of the sales expected from our backlog of orders and contracts; Our business and operations would be adversely impacted in the event of a failure or security breach of our information technology infrastructure; Failure to comply with evolving data privacy and data protection laws and regulations or to otherwise protect personal data, may adversely impact our business and financial results; We rely upon third-party suppliers for the components and subassemblies of many of our Wind and Grid products, making us vulnerable to supply shortages and price fluctuations, which could harm our business; Many of our revenue opportunities are dependent upon subcontractors and other business collaborators; If we fail to implement our business strategy successfully, our financial performance could be harmed; Problems with product quality or product performance may cause us to incur warranty expenses and may damage our market reputation and prevent us from achieving increased sales and market share;  Many of our customers outside of the United States may be either directly or indirectly related to governmental entities, and we could be adversely affected by violations of the United States Foreign Corrupt Practices Act and similar worldwide anti-bribery laws outside the United States; We have had limited success marketing and selling our superconductor products and system-level solutions, and our failure to more broadly market and sell our products and solutions could lower our revenue and cash flow;  We may acquire additional complementary businesses or technologies, which may require us to incur substantial costs for which we may never realize the anticipated benefits;  Our success depends upon the commercial adoption of the Resilient Electric Grid ("REG") system, which is currently limited, and a widespread commercial market for our products may not develop; Growth of the wind energy market depends largely on the availability and size of government subsidies, economic incentives and legislative programs designed to support the growth of wind energy;  We have operations in, and depend on sales in, emerging markets, including India, and global conditions could negatively affect our operating results or limit our ability to expand our operations outside of these markets; Changes in India’s political, social, regulatory and economic environment may affect our financial performance; Our products face intense competition, which could limit our ability to acquire or retain customers; Our international operations are subject to risks that we do not face in the United States, which could have an adverse effect on our operating results; Lower prices for other fuel sources may reduce the demand for wind energy development, which could have a material adverse effect on our ability to grow our Wind business; Adverse changes in domestic and global economic conditions could adversely affect our operating results; We face risks related to our intellectual property; We face risks related to our technologies; We face risks related to our legal proceedings; We face risks related to our common stock; and the important factors discussed under the caption "Risk Factors" in Part 1. Item 1A of our Form 10-K for the fiscal year ended March 31, 2019 and our other reports filed with the SEC. These important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Any such forward-looking statements represent management’s estimates as of the date of this Quarterly Report on Form 10-Q. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

On July 3, 2018, we and our wholly-owned subsidiaries Suzhou AMSC Superconductor Co. Ltd. (“AMSC China”) and AMSC Austria GmbH (“AMSC Austria”) entered into a settlement agreement (the “Settlement Agreement”) with Sinovel Wind Group Co., Ltd. (“Sinovel”). The Settlement Agreement settles the litigation and arbitration proceedings between us and Sinovel listed on Schedule 2 of the Settlement Agreement (the “Proceedings”), and any other civil claims, counterclaims, causes of action, rights and obligations directly or indirectly relating to the subject matters of the Proceedings and the contracts between us and Sinovel listed on Schedules 1 and 4 of the Settlement Agreement, subject to the exception described in Section 1.1 of the Settlement Agreement. The Settlement Agreement was filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 9, 2018. Under the terms of the Settlement Agreement, Sinovel agreed to pay AMSC China an aggregate cash amount in Renminbi (“RMB”) equivalent to $57.5 million, consisting of two installments. Sinovel paid the first installment of the RMB equivalent of $32.5 million on July 4, 2018 and paid the second installment of the RMB equivalent of $25.0 million on December 27, 2018.

In addition, pursuant to the terms of the Settlement Agreement, we and AMSC Austria have granted Sinovel a non-exclusive license for certain of our intellectual property to be used solely in Sinovel’s doubly fed wind turbines (the “License”). We have agreed not to sue Sinovel, Sinovel’s power converter suppliers or Sinovel’s customers for use of the technology covered by the License.

On October 31, 2018, we entered into a Subcontract Agreement with Commonwealth Edison Company (“ComEd”) (the “Subcontract Agreement”) for the manufacture and installation of the Company’s REG system within ComEd’s electric grid in Chicago, Illinois (the “Project”). As provided in the Subcontract Agreement, the Subcontract Agreement became effective upon the signing of an amendment by us and the U.S. Department of Homeland Security (“DHS”) to the existing contract (the “Prime Contract”) between us and DHS on June 20, 2019. Unless terminated earlier by us, ComEd or DHS according to the terms of the Subcontract Agreement, the term of the Subcontract Agreement will continue until we complete our warranty obligations under the Subcontract Agreement. Under the terms of the Subcontract Agreement, we have agreed, among other things, to provide the REG system and to supervise ComEd’s installation of the REG system in Chicago. As part of our separate cost sharing arrangement with DHS under the Prime Contract, we expect funding provided by DHS in connection with the Subcontract Agreement to be between $9.0 to $11.0 million, which represents the total amount of revenue we are expected to recognize over the term of the Subcontract Agreement and includes up to $1.0 million that we have agreed to reimburse ComEd for costs incurred by ComEd while undertaking its tasks under the Subcontract Agreement (the “Reimbursement Amount”). In addition, we are required to deliver an irrevocable letter of credit in the amount of $5.0 million to secure certain Company obligations under the Subcontract Agreement. ComEd has agreed to provide the site and provide all civil engineering work required to support the installation, operation and integration of the REG system into ComEd’s electric grid. Other than the Reimbursement Amount, ComEd is responsible for its own costs and expenses. DHS’s approval to commence with construction was obtained on June 20, 2019. Substation work on the project began in late 2019.  The REG system is expected to be operational in 2021.

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

Results of Operations

Three and nine months ended December 31, 2019 compared to the three and nine months ended December 31, 2018

Revenues

Total revenues increased 27% and 10% to $17.9 million and $45.7 million for the three and nine months ended December 31, 2019, compared to $14.1 million and $41.6 million for the three and nine months ended December 31, 2018.  Our revenues are summarized as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Revenues:
Grid	$15,232	$6,826	$36,577	$23,325
Wind	2,683	7,308	9,120	18,293
Total	$17,915	$14,134	$45,697	$41,618

Our Grid business unit accounted for 85% and 80% of total revenues for the three and nine months ended December 31, 2019, respectively, compared to 48% and 56% for the three and nine months ended December 31, 2018, respectively. Our Grid business unit revenues increased 123% and 57% to $15.2 million and $36.6 million in the three and nine months ended December 31, 2019, respectively, from $6.8 million and $23.3 million in the three and nine months ended December 31, 2018, respectively. Grid business unit revenue in both the three and nine months ended December 31, 2019 increased primarily driven by growth in D-VAR, SPS and REG revenue.

Our Wind business unit accounted for 15% and 20% of total revenues for the three and nine months ended December 31, 2019, respectively, compared to 52% and 44% for the three and nine months ended December 31, 2018, respectively. Revenues in the Wind business unit decreased 63% and 50% to $2.7 million and $9.1 million in the three and nine months ended December 31, 2019, respectively, from $7.3 million and $18.3 million in the three and nine months ended December 31, 2018, respectively. The decreases over the prior year period were driven primarily by decreased shipments of ECS to Inox offset slightly by increased development revenue for the 3MW wind turbine platform with Inox and the 5.5MW with Doosan.  As further described in Note 1 “Nature of the Business and Operations and Liquidity,” Inox is currently delinquent on its obligations to post letters of credit for sets of electrical control systems that Inox has agreed to purchase under the terms of the supply contract.  We cannot predict if and when Inox will resume posting letters of credit for payment of contracted-for shipments of electrical control systems. Any continued failure by Inox to post letters of credit and take delivery of contracted-for shipments of electrical control shipments would impact the Company’s revenues and liquidity.  Inox has been active in the new central and state government auction regime in India and has over 900 MW of orders from the first four SECI central government auctions, and 50 MW from the Maharashtra state government auction. However, we cannot predict if and how successful Inox will be in executing on these orders or in obtaining new orders under the new central and state auction regime. Any failure by Inox to succeed under this regime, or any delay in Inox’s ability to deliver its wind turbines, could result in fewer ECS shipments to Inox.

Cost of Revenues and Gross Margin

Cost of revenues increased by 57% and 28% to $16.3 million and $38.8 million for the three and nine months ended December 31, 2019, respectively, compared to $10.4 million and $30.4 million for the three and nine months ended December 31, 2018, respectively. Gross margin was 9% and 15% for the three and nine months ended December 31, 2019, respectively, compared to 26% and 27% for the three and nine months ended December 31, 2018, respectively.  The decrease in gross margin in the three and nine months ended December 31, 2019 was primarily due to increased revenue from cost share projects with DHS and a less favorable product mix in the current year periods.

Operating Expenses

Research and development

R&D expenses decreased 17% in the three months ended December 31, 2019 to $2.0 million from $2.5 million in the three months ended December 31, 2018.  R&D expenses decreased 9% in the nine months ended December 31, 2019 to $6.9 million from $7.6 million in the nine months ended December 31, 2018.  The decreases in R&D expense in both the three and  nine month periods were primarily due to better labor absorption to cost of revenues to support revenue generating projects.

Selling, general, and administrative

SG&A expenses increased 14% in the three months ended December 31, 2019 to $6.1 million from $5.3 million in the three months ended December 31, 2018. SG&A expenses increased 3% in the nine months ended December 31, 2019 to $16.7 million from $16.3 million in the nine months ended December 31, 2018. The increases in SG&A expense in the both the three and nine month periods was due primarily to higher overall compensation expense than the prior fiscal year.

Gain on Sinovel settlement

We recorded a gain of $25.0 million and $53.7 million, net of legal and other direct costs, in the three and nine months ended December 31, 2018, respectively, as a result of the receipt of the payments from Sinovel required by the Settlement Agreement.

Amortization of acquisition related intangibles

We recorded amortization expense related to our core technology and know-how, trade names and trademark, and intangible assets of $0.1 million and $0.3 million in the three and nine month periods ended December 31, 2019, respectively, and $0.1 million and $0.3 million in the three and nine months ended December 31, 2018 respectively.

Restructuring

We recorded $0.1 million and $0.4 million for facility exit costs in the three and nine months ended December 31, 2018, respectively, as a result of the relocation of the corporate office that was announced as part of our April 4, 2017 approved restructuring plan.  There was no restructuring activity in the three and nine months ended December 31, 2019.

Operating (loss) income

Our operating (loss) income is summarized as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Operating (loss) income:
Grid	$(3,732)	$(2,665)	$(9,723)	$(8,202)
Wind	(2,297)	24,269	(6,015)	51,419
Unallocated corporate expenses	(590)	(839)	(1,236)	(2,851)
Total	$(6,619)	$20,765	$(16,974)	$40,366

Our Grid segment generated an operating loss of $3.7 million and $9.7 million in the three and nine months ended December 31, 2019, respectively, compared to $2.7 million and $8.2 million in the three and nine months ended December 31, 2018, respectively. The increase in the Grid business unit operating loss in the three and nine months ended December 31, 2019 was primarily due to a less favorable product mix than in the prior year period.

Our Wind segment generated an operating loss of $2.3 million and $6.0 million in the three and nine months ended December 31, 2019, respectively, compared to income of $24.3 million and $51.4 million in the three and nine months ended December 31, 2018, respectively. The decreases in the Wind business unit operating income in both periods were due primarily to receipt of the payments from Sinovel required by the Settlement Agreement in the second and third quarters of fiscal 2018 and no such payment in fiscal 2019.

Unallocated corporate expenses primarily consist of stock-based compensation expense of $0.6 million and $0.8 million in the three months ended December 31, 2019 and 2018, respectively, and restructuring charges of $0.1 million in the three months ended December 31, 2018.  Unallocated corporate expenses primarily consist of stock-based compensation expense of $1.2 million and $2.4 million in the nine months ended December 31, 2019 and 2018, respectively, and restructuring charges of $0.4 million in the nine months ended December 31, 2018.

Change in fair value of warrants

The change in fair value of warrants resulted in gains of $0.6 million and $4.6 million in the three and nine months ended December 31, 2019, respectively, compared to losses of $2.5 million and $2.7 million in the three and nine months ended December 31, 2018, respectively. The change in the fair value was primarily driven by changes in stock price, which is a key valuation metric, as well as the exercise of the Hercules warrant in June 2019 and Hudson warrants in November 2019.

Minority Interest

The gain on sale of minority interest was $0.1 million in each of the three and nine months ended December 31, 2018.  There was no minority interest activity in the three and nine months ended December 31, 2019.

Interest income, net

Interest income, net, was $0.3 million and $1.1 million in the three and nine months ended December 31, 2019, compared to $0.3 million and $0.8 million in the three and nine months ended December 31, 2018. The increase in interest income in the nine months ended December 31, 2019 was primarily related to higher cash balances earning higher interest rates than in prior periods as well as the non-cash interest income recognized from receipt of the final payment on the Devens facility note receivable.

Other (expense) income, net

Other expense, net, was $0.9 million and other income, net was less than $0.1 million in the three and nine months ended December 31, 2019, compared to other income, net of $0.1 million and $1.1 million in the three and nine months ended December 31, 2018.  The increase in other expense, net, in the three month period was primarily driven by higher foreign losses.  The decrease in other income, net, in the nine month period was primarily driven by foreign exchange gains and higher interest income.

Income Taxes

Income tax expense was $0.1 million and less than $0.1 million in the three and nine months ended December 31, 2019, compared to $1.6 million and $4.5 million in the three and nine months ended December 31, 2018. The decrease in income tax expense is due primarily to the prior year repayment of previously reserved intercompany trade balances due to AMSC Austria from AMSC China, and a dividend paid by AMSC Austria to us in the nine months ended December 31, 2018 following the Sinovel settlement.

Net (loss) income

Net loss was $6.8 million and $11.2 million in the three and nine months ended December 31, 2019, respectively, compared to net income of $17.3 million and $35.1 million in the three and nine months ended December 31, 2018, respectively.  The increase in net loss in both periods was primarily driven by the receipt of the payments from Sinovel required by the Settlement Agreement in the second and third quarters of fiscal 2018 and no such payments in fiscal 2019.

Non-GAAP Financial Measure - Non-GAAP Net Loss

Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP measures included in this Form 10-Q, however, should be considered in addition to, and not as a substitute for or superior to the comparable measures prepared in accordance with GAAP.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net (loss) income	$(6,845)	$17,293	$(11,209)	$35,114
Sale of minority investments	0	(127)	0	(127)
Stock-based compensation	590	792	1,236	2,402
(Gain) on Sinovel settlement, net	—	(24,978)	—	(53,698)
Amortization of acquisition-related intangibles	85	85	255	255
Changes in fair value of warrants	(556)	2,475	(4,648)	2,658
Tax effect of adjustments for (gain) on Sinovel settlement, net	—	2,163	—	4,991
Non-GAAP net loss	$(6,726)	$(2,297)	$(14,366)	$(8,405)

Non-GAAP net loss per share - basic	$(0.32)	$(0.11)	$(0.69)	$(0.41)
Weighted average shares outstanding - basic	21,185	20,419	20,786	20,300

We incurred non-GAAP net losses of $6.7 million and $14.4 million or $0.32 and $0.69 per share, for the three and nine months ended December 31, 2019, respectively, compared to non-GAAP net losses of $2.3 million and $8.4 million, or $0.11 and $0.41 per share for the three and nine months ended December 31, 2018 respectively. The increases in non-GAAP net loss were primarily due to the more favorable product mix in the prior year period.

For a description and reconciliation of our other non-GAAP financial measure, non-GAAP operating cash flow, see the below under “Non-GAAP Financial Measure – Non-GAAP Operating Cash Flow.”

Liquidity and Capital Resources

We have experienced recurring operating losses, and as of December 31, 2019, had an accumulated deficit of $972.7 million.

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

As of December 31, 2019, we had cash, cash equivalents, restricted cash, and marketable securities of $66.3 million, compared to $78.2 million as of March 31, 2019, a decrease of $11.9 million. As of December 31, 2019, we had approximately $8.4 million of cash, cash equivalents, and restricted cash in foreign bank accounts. Our cash and cash equivalents, marketable securities and restricted cash are summarized as follows (in thousands):

	December 31, 2019	March 31, 2019
Cash and cash equivalents	$25,481	$77,483
Marketable securities	35,047	0
Restricted cash	5,754	715
Total cash, cash equivalents, marketable securities and restricted cash	$66,283	$78,198

For the nine months ended December 31, 2019, net cash used in operating activities was $17.8 million compared to net cash provided by operating activities of $47.8 million for the nine months ended December 31, 2018. The decrease in net cash provided by operations was due primarily to the receipt of the first and second payments from the Sinovel settlement in the nine months ended December 31, 2018 with no similar transaction in the nine months ended December 31, 2019.

For the nine months ended December 31, 2019, net cash used in investing activities was $34.9 million, compared to $0.7 million for the nine months ended December 31, 2018. The increase in net cash used in investing activities was due primarily to the purchase of marketable securities and increased purchases of property, plant and equipment related to improvements to the Ayer facility and factory equipment to support the Navy and REG projects, partially offset by the receipt of the second installment payment under the Note Receivable from the Devens facility sale in the nine months ended December 31, 2019.

For the nine months ended December 31, 2019, net cash provided by financing activities was $5.7 million compared to net cash used in financing activities of $0.4 million in the nine months ended December 31, 2018.  The increase in net cash provided by financing activities was due primarily to proceeds received from the exercise of the Hudson warrants during the nine months ended December 31, 2019.

As of December 31, 2019, we had $5.8 million of restricted cash included in long-term assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts and long-term projects. These deposits are held in interest bearing accounts.

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

	Nine months ended
	December 31, 2019	December 31, 2018
Operating cash flow	$(17,779)	$47,786
Sinovel settlement (net of legal fees and expenses)	1,000	(54,724)
Tax effect of adjustments	2,724	2,377
Non-GAAP operating cash flow	$(14,055)	$(4,561)

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in ASU 2016-13 provide more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that year.  Following the release of ASU 2019-10 in November 2019, the new effective date, as long as the Company remains a smaller reporting company, would be annual reporting periods beginning after December 15, 2022.   We are currently evaluating the impact, if any, the adoption of ASU 2016-13 may have on our consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815). The amendments in ASU 2017-11 provide guidance for freestanding equity-linked financial instruments, such as warrants and conversion options in convertible debt or preferred stock, and should no longer be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The ASU is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods. As of April 1, 2019 we have adopted ASU 2017-11 and noted no significant impact on our consolidated financial statements, primarily due to the put option feature which required continued liability classification under ASC 840.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 provide for simplified accounting to several income tax situations and removal of certain accounting exceptions. The ASU is effective for annual reporting periods beginning after December 15, 2020, including interim periods within those periods. We do not expect the impact of the adoption of ASU 2019-12 to be material to our consolidated financial statements.

We do not believe that, outside of those disclosed here, there are any other recently issued accounting pronouncements that will have a material impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors described in Part I, Item IA of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the SEC on June 5, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 13, 2019, Hudson Bay Capital (“Hudson”) exercised warrants to purchase an aggregate of 786,000 shares of the Company’s common stock at an exercise price of $7.81 per share.  Hudson Bay paid an aggregate of $6.1 million to the Company in connection with such exercise.   Accordingly, the Company issued 786,000 restricted shares of its common stock to Hudson upon such exercise. The issuance of the 786,000 restricted shares of the Company’s common stock upon exercise of the warrants described herein was exempt from registration requirements under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, because the transaction did not involve a public offering.

The Company’s stock repurchase activity during the three months ended December 31, 2019 was as follows:

Month	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
October 1, 2019 - October 31, 2019	0	0	—	—
November 1, 2019 - November 30, 2019	7,378	$8.08	—	—
December 1, 2019 - December 31, 2019	0	0	—	—
Total	7,378	$8.08	—	—

(a) During the three months ended December 31, 2019, we purchased shares in connection with our stock-based compensation plans, whereby shares of our common stock were tendered by employees for payment of applicable statutory tax withholdings.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.1	Form of Performance-Based Restricted Stock Agreement for Executive Officers under 2007 Stock Incentive Plan, as amended.					*

10.2	Form of Time-Based Restricted Stock Agreement for Executive Officers under 2007 Stock Incentive Plan, as amended.					*

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet as of December 31, 2019 and March 31, 2019 (ii) Condensed Statements of Operations and Income for the three and nine months ended December 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended December 31, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2019 and 2018, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SUPERCONDUCTOR CORPORATION

Date:	February 5, 2020	By:	/s/ John W. Kosiba, Jr.
John W. Kosiba, Jr.
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)