Form 10-K
period 2020-03-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2020-06-02
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on September 30, 2019, based on the closing price of the shares of Common Stock on the Nasdaq Global Select Market on that date ($7.84 per share) was $163.9 million.

Number of shares outstanding of the registrant’s Common Stock, as of May 29, 2020 was 22,636,686.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the annual meeting of stockholders scheduled to be held on July 31, 2020, to be filed with the Securities and Exchange Commission (the “SEC”), are incorporated by reference in answer to Part III of this Form 10-K.

AMERICAN SUPERCONDUCTOR CORPORATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Annual Report that relate to future events or conditions, including without limitation, the statements in Part I, “Item 1A. Risk Factors” and in Part II under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects, our addressable markets, the anticipated impact of the COVID-19 pandemic on our business, financial results and financial condition,  expectations for when our products become operational, capabilities and potential uses of our products, or our prospective results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain. There are a number of important factors that could materially impact the value of our common stock or cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include the important factors discussed under the caption “Risk Factors” in Part 1. Item 1A of this Form 10-K for the fiscal year ended March 31, 2020, which among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Any such forward-looking statements represent management’s estimates as of the date of this Annual Report on Form 10-K. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

PART I

Item 1.	BUSINESS

Overview

American Superconductor Corporation (together with its subsidiaries, “AMSC®” or the “Company”) was founded on April 9, 1987. We are a leading system provider of megawatt-scale power resiliency solutions that orchestrate the rhythm and harmony of power on the grid, and that protect and expand the capability of the Navy’s fleet. Our system level products leverage the Company’s proprietary “smart materials” and “smart software and controls” to provide enhanced resiliency and improved performance of megawatt-scale power flow.

In the power grid market, we enable electric utilities, industrial facilities, and renewable energy project developers to connect, transmit and distribute smarter, cleaner and better power through our power electronics and superconductor-based systems as well as our transmission planning services. We protect and expand the capability of the U.S. Navy surface fleet with advanced superconductor-based systems which provide superior performance advantages to the traditional methods of mine field protection. In the wind power market, we enable manufacturers to field highly competitive wind turbines through our advanced power electronics and control system products, engineering, and support services. Our power grid and wind products and services provide exceptional reliability, security, efficiency, and affordability to our customers.

Our power system solutions help to improve energy efficiency, alleviate power capacity and other constraints, improve system resiliency, and increase the adoption of renewable energy generation. Demand for our solutions is driven by: the growing needs for modernized grids that improve power reliability, security, and quality, the U.S. Navy’s effort to upgrade in-board power systems to support fleet electrification, and the need for increased renewable sources of electricity, such as wind and solar energy. Concerns about these factors have led to increased spending by corporations and the military, as well as supportive government regulations and initiatives on local, state and national levels, including renewable portfolio standards, tax incentives, and international treaties.

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

•

Distribution grid. We provide a direct-connect power quality system that is installed on the primary distribution network in communities, business parks, or wherever enhanced power quality is beneficial and is designed to increase the reliability and resiliency of the distribution grid to serve the needs of modern energy consumers. Our systems save utilities time and money by avoiding costly options to strengthen the distribution grid.

•

Urban Grid Infrastructure. We design systems to increase the reliability, security and capacity of the urban grid infrastructure. Today, many urban substations are not networked and can only power a small section of a city. Our power dense technology based on proprietary smart materials allows for the inter-connection of substations, controlling the high fault currents that naturally result from such interconnections. If one substation is compromised, other substations help increase capacity and reliability. Our system allows instantaneous power outage recovery, potentially doubling to quadrupling a city’s reliability and resiliency while minimizing grid investment. We design systems that leverage existing grid assets while protecting cities against storms, outages, and cyber- and physical attacks.

•	Marine protection systems. We sell advanced degaussing systems to the U.S. Navy. Our degaussing system creates a magnetic signature around a ship to mask the ship against sea mines and torpedoes. Our degaussing system is comprised of much smaller, lighter and higher performing HTS cable coils eliminating 50-80% of the system weight and saving 40-50% of the system power.

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

Our fiscal year begins on April 1 and ends on March 31. When we refer to a particular fiscal year, we are referring to the fiscal year beginning on April 1 of that same year. For example, fiscal 2019 refers to the fiscal year that began on April 1, 2019. Other fiscal years follow similarly.

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

•

Provide solutions from power generation to delivery. From the generation source to the distribution system, we focus on providing best-in-class engineering, support services, technologies and solutions that make the world’s power supplies smarter, cleaner and more resilient.

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

•	Provide resiliency and protection capabilities. Our products provide resiliency and protection capabilities that support an evolving power grid and protect the navy fleet from rising global threats.

•	Pursue Emerging Overseas Markets and Serve Key Markets Locally. We focus our sales efforts on overseas markets that are investing aggressively in renewable energy and power grid projects. As part of our strategy, we serve our key target markets with local sales and field service personnel, which enables us to understand market dynamics and more effectively anticipate customer needs while also reducing response time. We currently serve target markets such as Australia, China, India, Korea, South Africa, the United Kingdom, Jordan, Mexico and the United States.

Grid market overview

It is widely believed that the electricity grids around the world require modernization through widespread technology upgrades if they are to maintain reliability while solving rapidly evolving challenges such as more frequent severe weather, threats of physical- and cyber-attacks, expanded renewable generation (both large and small scale) and new types of customer loads such as electric vehicles.  In fact, a series of reports written by the Electric Power Research Institute ("EPRI") in 2016 emphasize the need for increased resiliency, flexibility and connectivity in electric grids.  According to the EPRI reports, the number of geophysical, meteorological, hydrological, and climatological events in the U.S. rose to an all-time high of 247 events in 2010 – up from approximately 200 in 2009 and less than 200 in all years combined from 1980 to 2010.  Available data further indicate that the existing U.S. electrical grid has been stressed by U.S. wind power generation increasing from 6 Gigawatts ("GW") in 2003 to 105 GW in 2019, and photovoltaics ("PV") power generation increasing from almost zero in 2003 to nearly 70 GW as of the end of 2019.

Growth in both wind power and PV is expected to continue with the vast majority of such intermittent generation sources unsupported by energy storage, placing stress on the power grid.  Finally, the Edison Electric Institute estimates that the number of electric vehicles on the road in the U.S. is projected to reach 18.7 million in 2030, up from more than 1.0 million at the end of 2018.  These facts and the dependence on the safety, security and economy of the electricity grid have prompted broad recognition worldwide of the need to modernize and enhance the reliability and security of power grids.

Power grid operators worldwide face various challenges, including:

•	Resiliency. As our electricity mix changes with the proliferation of renewables and distributed generation, so does the need to strengthen the electric grid. New technologies such as the addition of electric vehicles on U.S. roads and urbanization create new challenges for power grid operators.

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

Our solutions for the power quality and grid infrastructure market

We address these challenges in the grid market by providing services and solutions designed to increase the power grid’s capacity, resiliency, reliability, security and efficiency.  Our solutions orchestrate the rhythm of power on the grid.  Our solutions include:

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

•

D-VAR VVO®. Our D-VAR VVO serves the distribution power grid market. VVO is designed to be a direct-connect 15 kilovolt class power quality system for a utility's distribution network to optimally control voltage as distribution networks are increasingly impacted by distributed generation, such as roof top and community solar. We believe VVO has the potential to save utilities time and money by avoiding costly options to increase the reliability and resiliency of the distribution grid and to allow utilities to build a “plug 'n play” network to serve the demands of modern energy consumers. Our VVO target markets are electric distribution grids incorporating distributed generation, including where utility grid modernization attributes such as the following are applicable: mandated efficiency upgrades, mass adoption of rooftop solar, community solar, utility-owned micro-grids, variable load conditions on the distribution grid and voltage regulations alternatives.

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

In September 2019, the Navy’s fleet numbered 290 battle force ships—aircraft carriers, submarines, surface combatants, amphibious ships, combat logistics ships, and some support ships. The Navy’s 2020 shipbuilding plan reflects its 2016 force structure assessment and sets a goal of building and maintaining a fleet of 355 battle force ships.

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

Navy fleets worldwide face various challenges, including:

•

Power Capacity. Today’s Navy continues to see increased demand for more power applied from both on and off the ship (shore power). This need is driven by many factors, including the continued development of high-power density advanced weapons systems and sensors. Many power dense applications that naval engineers are working on today are already relying on the independent development of improved power distribution systems for its implementation. Free Electron Lasers, High Power Radar, Laser Self Defense Systems, Electro Magnetic Rail Guns and Active Denial (Directed Energy) systems are just a few of the Navy applications that we believe will demand higher capacity and more efficient energy transfer before deployment to a platform in the fleet can be realized.

•

Space and Weight Limitations. Advances in sensors and weapons for modern ship applications are expected to drive the need for new power solutions to be light and compact, for weapons’ power draw to be more efficiently cooled and for easing installation on new ships and enabling upgrades on existing ones.

•

Efficiency. Increased power demands for routine (peace time) operations are straining the conventional copper based power cable systems that are currently used. The copper cables are very heavy, cumbersome, and hard to handle. The weight of the cables requires a coordinated effort between a crew on the pier and a crew on the ship. In many instances, handling these cables requires the use of a crane or a boom truck to extend them from the pier-side power substations up to the ship’s connection point. More efficient, compact, lighter weight power transfer and distribution systems are expected to be required for tomorrow’s Navy to satisfy its future mission requirements.

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

According to GlobalData, a research firm, approximately 57 GW of wind generation capacity were added worldwide in calendar 2019, as compared to 52 GW in calendar 2018.  GlobalData anticipates that more than 64 GW of additional capacity will be added in 2020.

According to GlobalData, annual wind installations in India for calendar 2019 were 2.7 GW and for calendar 2020 are estimated to be 4.1 GW.

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

Customers

We serve customers globally through a localized sales and field service presence in our core target markets.  We have served over 100 customers in the grid market since our inception, including YMC Incorporated, the U.S. Navy, SSE plc in the United Kingdom, Consolidated Power Projects (Pty) Ltd in South Africa, Fuji Bridex in Singapore, Vestas Wind Systems A/S in Denmark, and Ergon Energy in Australia. Additionally, our sales personnel in the United States are supported by manufacturers' sales representatives. We have designed wind turbines for and licensed wind turbine designs to wind turbine manufacturing customers including Inox Wind Limited ("Inox") in India and Doosan Heavy Industries (“Doosan”) in Korea.

In fiscal 2019, 2018, and 2017, Inox accounted for less than 10%, 34% and 27% of our total revenues, respectively. In fiscal 2019, Department of Homeland Security accounted for 10% of our total revenues, and Vestas accounted for 15% of our total revenues in fiscal 2018.  No other customer accounted for more than 10% of our total revenues in each of fiscal 2019, 2018, and 2017.

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

Segments

We segment our operations into two market-facing business units: Grid and Wind. We believe this market-centric structure enables us to more effectively anticipate and meet the needs of power generation project developers, the Navy's ship protection systems, electric utilities and wind turbine manufacturers.

Competition

We face competition in various aspects of our technology and product development. We believe that competitive performance in the marketplace depends upon several factors, including technical innovation, range of products and services, product quality and reliability, customer service and technical support.

We face competition from other companies offering FACTS systems similar to our D-VAR products. These include adaptive VAR compensators, Dynamic voltage restorers (“DVRs”), and STATCOMs produced by ABB, Siemens, RXHK, NR Electric Co,. and Ingeteam, and battery-based uninterruptable power supply (“UPS”) systems offered by various companies around the world.

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

Patents, licenses and trade secrets

Patent Background

An important part of our business strategy is to develop a strong worldwide patent position in all of our technology areas. Our intellectual property (“IP”) portfolio includes both patents we own and patents we license from others. We devote substantial resources to building a strong patent position. Together with the international counterparts of our patents and patent applications, we own an extensive portfolio of patents and patent applications worldwide and have rights through exclusive and non-exclusive licenses. We believe that our current patent position, together with our ability to obtain licenses from other parties to the extent necessary, will provide us with sufficient proprietary rights to develop and sell our products. However, for the reasons described below, we cannot assure you that this will be the case.

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

Wind Patents

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

Employees

As of March 31, 2020, we employed 242 persons. None of our employees is represented by a labor union.

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

We intend to disclose on our website any amendments to, or waivers of, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the SEC or the rules of the Nasdaq Stock Exchange, LLC.

Information about our Executive Officers

The table and biographical summaries set forth below contain information with respect to our executive officers as of the date of this filing:

Name	Age	Position
Daniel P. McGahn	48	President, Chief Executive Officer and Chairman
John W. Kosiba, Jr.	47	Senior Vice President, Chief Financial Officer and Treasurer

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

We were not profitable in fiscal 2019 and have recorded net losses in two of the last three fiscal years.  While we did report net income of $26.8 million for the fiscal year ended March 31, 2019, it was largely as a result of the receipt of payments from Sinovel Wind Group Co. Ltd. pursuant to the terms of the Settlement Agreement described further herein. We may not be profitable in fiscal 2020 or future years.

There is currently substantial uncertainty in our business, which makes it difficult to evaluate our business and future prospects. In addition, our operating results historically have been difficult to predict and have at times fluctuated from quarter to quarter due to a variety of factors, many of which are outside of our control. As a result of all of these factors, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.  In addition, we have in the past, and may continue to, provide public guidance on our expected operating and financial results for future periods. Such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this Annual Report on Form 10-K and in our other public filings and statements. Our actual results may not always be in line with or exceed the guidance we have provided.  If our revenue or operating results fall below the expectations of investors or any securities analysts that follow our company in any period or we do not meet our guidance, the trading price of our common stock would likely decline.

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

As of March 31, 2020, we had approximately $66.1 million of cash, cash equivalents, marketable securities and restricted cash, and during the fiscal year ended March 31, 2020, we used $16.5 million in cash for our operating activities. We have historically experienced net losses, although we did report net income of $26.8 million for the fiscal year ended March 31, 2019. We plan to continue to closely monitor our expenses and, if required, will further reduce operating costs and capital spending to enhance liquidity.

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

While we have been required to provide performance bonds in the form of surety bonds or other forms of security and letters of credit in the past, the size of the bonds and letters of credit was not material. In recent years, we have entered into contracts that require us to post bonds and to deliver letters of credit of significant magnitude. For example, as part of the agreement with Commonwealth Edison Company (“ComEd”) to install the Resilient Electric Grid (“REG”) system in Chicago, we delivered an irrevocable letter of credit in the amount of $5.0 million to secure certain of our obligations under the Subcontract Agreement and deposited $5.0 million in an escrow account as collateral to secure such letter of credit. Similarly, in many other instances, we have been required to deposit cash in escrow accounts as collateral for these instruments, which is unavailable to us for general use for significant periods of time. Should we be unable to obtain performance bonds or letters of credit in the future, significant future potential revenue could become unavailable to us. Further, should our working capital situation deteriorate, we would not be able to access the restricted cash to meet working capital requirements.

Changes in exchange rates could adversely affect our results of operations.

Currency exchange rate fluctuations could have an adverse effect on our revenues and results of operations, and we could experience losses with respect to hedging activities. In fiscal 2019, 51% of our revenues were recognized from sales outside of the United States. In addition, approximately 21% of our revenues in fiscal 2019 were derived under sales contracts where prices were denominated in the Euro. Unfavorable currency fluctuations could require us to increase prices to foreign customers, which could result in a lesser number of orders, and therefore lower revenues, from such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be adversely affected. In addition, most sales made by our foreign subsidiaries are denominated in the currency of the country in which these products are sold, and the currency they receive in payment for such sales could be less valuable at the time of receipt as a result of exchange rate fluctuations.  However, we cannot be certain that our efforts will be adequate to protect us against significant currency fluctuations or that such efforts will not expose us to additional exchange rate risks.

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

In addition, the backlog of orders, if realized, may not result in profitable revenue. Backlog represents the value of contracts and purchase orders received for which delivery is expected in the next twelve months. Our customers have the right under some circumstances and with some penalties or consequences to terminate, reduce or defer firm orders that we have in backlog. In addition, our government contracts are subject to the risks described below. If our customers terminate, reduce or defer firm orders, we may be protected from certain costs and losses, but our sales will nevertheless be adversely affected, and we may not generate the revenue we expect.

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

All of our U.S. government contracts, as well as certain of our contracts with third parties that are dependent on U.S. government contracts, can be terminated by the U.S. government for its convenience, including our contract with the Department of Homeland Security (“DHS”) to deploy our REG system in ComEd’s electric grid in Chicago, Illinois (“Project REG”).  Termination-for-convenience provisions typically provide only for our recovery of costs incurred or committed, and for settlement of expenses and profit on work completed prior to termination. In addition to the right of the U.S. government to terminate its contracts with us, U.S. government contracts are conditioned upon the continuing approval by the U.S. Congress of the necessary spending to honor such contracts. Congress often appropriates funds for a program on a fiscal year basis even though contract performance may take more than one year. Consequently, at the beginning of many major governmental programs, contracts often may not be fully funded, and additional monies are then committed to the contract only if, as and when appropriations are made by the U.S. Congress for future fiscal years.  In addition, government shutdowns could prevent or delay such contracts from being funded.

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

The novel coronavirus (COVID-19) pandemic could adversely impact our business, financial condition and results of operations.

In March 2020, the World Health Organization declared the disease caused by the novel coronavirus ("COVID-19") to be a pandemic. COVID-19 has spread throughout the globe, including in the Commonwealth of Massachusetts where our headquarters are located, and in other areas where we have business operations. In response to the outbreak, we have followed the guidelines of the U.S. Centers for Disease Control and Prevention ("CDC") and applicable state government authorities to protect the health and safety of our employees, their families, our suppliers, our customers and our communities. While these existing measures, and COVID-19 generally, have not materially disrupted our business to date, any future actions necessitated by the COVID-19 pandemic may result in disruption to our business.

Our suppliers may become adversely impacted by the COVID-19 pandemic. As a result, we could face delays or difficulty sourcing products, which could negatively affect our business and financial results. Even if we are able to find alternate sources for such products, they may cost more, which could adversely impact our profitability and financial condition.

Inox’s ability to perform under the supply contract has been and may continue to be hampered by the prolonged impacts of the COVID-19 pandemic.  Our other customers may become adversely impacted by the prolonged impacts of the COVID-19 pandemic. As a result of the deterioration in economic conditions, our customers and potential customers may reduce demand for our products, decrease their spending or reconsider orders, all of which would adversely affect our business, operating results and financial condition.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, liquidity, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including new information which may emerge concerning the severity of the COVID-19 pandemic and the actions to contain it or treat its impact, among others. If we, our customers or suppliers experience prolonged shutdowns or other business disruptions, our business, liquidity, results of operations and financial condition and the trading price of our common stock are likely to be materially adversely affected, and our ability to access the capital markets may be limited.

We rely upon third-party suppliers for the components and subassemblies of many of our Grid and Wind products, making us vulnerable to supply shortages and price fluctuations, which could harm our business.

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

We are producing certain Wind products in our manufacturing facility in Romania. In order to minimize costs and time to market, we have and will continue to identify local suppliers that meet our quality standards to produce certain of our subassemblies and components. These efforts may not be successful. In addition, any event which negatively impacts our supply, including, among others, wars, terrorist activities, natural disasters and outbreaks of infectious disease, including the COVID-19 pandemic, could delay or suspend shipments of products or the release of new products or could result in the delivery of inferior products. Our revenues from the affected products would decline or we could incur losses until such time as we are able to restore our production processes or put in place alternative contract manufacturers or suppliers. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies.

Our financial condition may have an adverse effect on our customer and supplier relationships.

Our relationships with our customers and suppliers are predicated on the belief that we will continue to operate. Our customers, particularly in the utility industry, are generally risk averse and may not enter into sales contracts with us if there is uncertainty regarding our ability to support working capital needs of large-scale projects.

We may experience difficulties re-establishing our HTS wire production capability in our Ayer, Massachusetts facility.

As part of our effort to increase manufacturing efficiency, we moved from our former manufacturing facility located in Devens, Massachusetts to our smaller-scale leased facility located in Ayer, Massachusetts. Moving our HTS wire manufacturing operations to a different plant involves various risks, including the inability to commence HTS wire manufacturing within the cost and time frame estimated and the inability to produce a high-quality product with an acceptable yield and cost.  Failure to successfully commence the manufacturing of our HTS wire due to these and other unforeseen risks could adversely affect our ability to meet customer demand for our products and could increase the cost of production versus projections, both of which could adversely impact our operating and financial results.

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

Historically, a significant portion of our revenues have been derived from a single customer. If this customer’s business is negatively affected, it could adversely impact our business.

Our largest customer in two of the last three years has been Inox in India.  Inox accounted for less than 10% of our total revenues during the fiscal year ended March 31, 2020 and 34% of our total revenues during the fiscal year ended March 31, 2019. Revenues from Inox are supported by a supply contract to purchase, and a license to make, use and supply, wind turbine ECS.  Inox has been active in the new central and state government auction regime in India and has over 900 MW of orders from the first four Solar Energy Corporation of India Limited (“SECI”) central government auctions, and 50 MW from the Maharashtra state government auction. However, we cannot predict if and how successful Inox will be in executing on these orders or in obtaining new orders under the new central and state auction regime.  In addition, Inox’s ability to perform under the supply contract has been and may continue to be hampered by the prolonged impacts of the COVID-19 pandemic. Since March 2020, India’s manufacturing facilities have been closed at the direction of India’s government and are expected to remain closed for so long as the impacted regions remain highly affected by COVID-19.  Any failure by Inox to succeed under this regime, or any delay in Inox’s ability to deliver its wind turbines, could result in fewer ECS shipments to Inox.  Inox is currently delinquent on its obligation to post letters of credit for sets of ECS that Inox forecasted to purchase under the terms of the supply contract.  On May 29, 2020, we sent written notice to Inox notifying Inox of its default under the supply contract due to Inox’s failure to post letters of credit in the amount of €6.0 million for the payment of ECS that Inox is obligated to purchase under the terms of the supply contract.  If Inox fails to post letters of credit in the amount of €6.0 million in accordance with the terms of the supply contract within the ninety-day cure period after receipt of the default notice, then we may terminate the supply contract by providing written notice of such termination to Inox.  If we were to terminate the supply contract with Inox, we could have to write-off some or all of the inventory related to the supply contract, which could harm our business, operating results and financial position.   We cannot predict if and when Inox will post letters of credit consistent with the forecasted ECS quantities. If Inox continues to fail to post letters of credit and take delivery of forecasted ECS quantities, cancels, does not otherwise fully perform under the supply contract or discontinues future purchases from us under the supply contract, then our business, operating results and financial position could be adversely affected.

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

Our ability to implement our business strategy could also be affected by a number of factors beyond our control, such as increased competition, legal developments, government regulation, general economic conditions, including as a result of the COVID-19 pandemic, or increased operating costs or expenses.

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

Our prior acquisitions required substantial integration and management efforts. As a result of any acquisition we pursue, management’s attention and resources may be diverted from our other businesses. An acquisition may also involve the payment of a significant purchase price, which could reduce our cash position or dilute our stockholders and require significant transaction-related expenses.

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

In addition, we believe in-grid demonstrations of REG systems are necessary to convince utilities and power grid operators of the benefits of this technology. Even if a project is funded, completion of projects can be delayed as a result of other factors.  It is possible that the market demands we currently anticipate for our REG system will not develop and that they will never achieve widespread commercial acceptance. In such event, we would not be able to implement our strategy, and our profits could be reduced or eliminated.  Even if a commercial market for our REG systems were to develop, commercial terms requested by utilities and power grid operators relating to bonding requirements, limitations of liability, warranty periods, or other contractual provisions, may not be acceptable to us, which could impede our ability to enter into contractual arrangements for the sale of our REG system.

Adverse changes in domestic and global economic conditions could adversely affect our operating results.

We have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. In recent years, and particularly in 2020 as a result of the COVID-19 pandemic, the state of both the domestic and global economies has been uncertain due to the difficulty in obtaining credit, and financial market volatility. Adverse credit conditions in the future could have a negative impact on our ability to execute on future strategic activities.  In addition, if credit is difficult to obtain in the future, some customers may delay or reduce purchases. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies, increased accounts receivable and inventory write-offs and increased price competition. Any of these events would likely harm our business, results of operations and financial condition.

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

Our products face competition, which could limit our ability to acquire or retain customers.

The markets for our products are competitive and many of our competitors have substantially greater financial resources and research and development, manufacturing and marketing capabilities than we do. In addition, as our target markets develop, other large industrial companies may enter these fields and compete with us.

We face competition from other companies offering FACTS systems similar to our D-VAR products. These include adaptive VAR compensators, Dynamic voltage restorers (“DVRs”), and STATCOMs produced by ABB, Siemens, RXHK, NR Electric Co,. and Ingeteam, and battery-based uninterruptible power supply (“UPS”) systems offered by various companies around the world.

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

In recent years, a substantial majority of our consolidated revenues were recognized from customers outside of the United States. For example, 51% of our revenues in fiscal 2019 and 74% of our revenues in fiscal 2018 were recognized from sales outside the United States.  We also manufacture certain of our products and purchase a portion of our raw materials and components from suppliers in other foreign countries. Our international operations are subject to a variety of risks that we do not face in the United States, including:

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

•	imposition of, or unexpected adverse changes in, foreign laws or regulatory requirements;

•	increased exposure to foreign currency exchange rate risk;

•	reduced protection for intellectual property rights in some countries; and

•	natural disasters, pandemics, political unrest, war or acts of terrorism.

In addition, the current U.S. presidential administration has withdrawn the United States from the Trans-Pacific Partnership trade agreement, renegotiated the North American Free Trade Agreement, and has made various comments suggesting the possible re-negotiation of or withdrawal from other trade agreements and the potential imposition of new import barriers. Trade tensions between the U.S. and China, as well as those between the U.S. and Canada, Mexico and other countries have been escalating in recent years. For example, the U.S. administration has imposed tariffs on products imported from China in recent years, which had an impact on our products and supplies imported from China to the U.S., and the Chinese government countered with additional retaliatory tariffs on U.S. manufactured goods. We cannot predict whether the United States or any other country will impose new quotas, tariffs, taxes or other trade barriers upon the importation or exportation of our products or gauge the effect that new barriers would have on our financial position or results of operations.  These new tariffs or any additional tariffs or other trade barriers may cause our costs to increase, our products to be less competitive, and our business, results of operations and financial position to be materially adversely affected.

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

Risks Related to Our Common Stock

Our common stock has experienced, and may continue to experience, market price and volume fluctuations, which may prevent our stockholders from selling our common stock at a profit and could lead to costly litigation against us that could divert our management’s attention.

The market price of our common stock has historically experienced volatility and may continue to experience such volatility in the future. Factors such as our financial performance, liquidity requirements, technological achievements by us and our competitors, the establishment of development or strategic relationships with other companies, strategic acquisitions, new customer orders and contracts, and our introduction of commercial products may have a significant effect on the market price of our common stock. The stock market in general, and the stock of high technology companies, in particular, have, in recent years, experienced extreme price and volume fluctuations, which are often unrelated to the performance or condition of particular companies, such as in connection with the ongoing coronavirus outbreak. Such broad market fluctuations have and could continue to adversely affect the market price of our common stock. Due to these factors, the price of our common stock may decline, and investors may be unable to resell their shares of our common stock for a profit. Following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. In the past, we have been subject to a number of class action lawsuits which were filed against us on behalf of certain purchasers of our common stock. If we become subject to additional litigation of this kind in the future, it could result in additional litigation costs, a damages award against us and the further diversion of our management’s attention.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

Our corporate headquarters and Grid manufacturing operations are located in a leased 88,000-square-foot facility in Ayer, Massachusetts. Our Wind manufacturing operations are located in a leased 62,000-square-foot facility in Timisoara, Romania.

We also occupy leased facilities located in Australia, Austria, China, India, Wisconsin, Washington and the United Kingdom with a combined total of approximately 76,000 square feet of space. These leases have varying expiration dates through November 2027 which can generally be terminated at our request after a six-month advance notice. These locations focus primarily on applications engineering, sales and/or field service and do not have significant leases or physical presence. We believe all of these facilities are well-maintained and suitable for their intended uses.

The following table summarizes information regarding our significant leased properties, as of March 31, 2020:

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

Holders

The number of holders of record of our common stock on May 29, 2020 was 175.

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

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from March 31, 2015 to March 31, 2020 with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the Nasdaq Electrical Components & Equipment Index.

This graph assumes the investment of $100.00 on March 31, 2015 in our common stock, the Nasdaq Composite Index and the Nasdaq Electrical Components & Equipment Index, and assumes any dividends are reinvested. Measurement points are March 31, 2015; March 31, 2016; March 31, 2017; March 31, 2018; March 31, 2019; and March 31, 2020.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among American Superconductor Corporation,

the Nasdaq Composite Index and the Nasdaq Electrical Components & Equipment Index

	Fiscal year ended March 31,
Company/Index	2015	2016	2017	2018	2019	2020
American Superconductor Corporation	100.00	118.01	106.52	90.37	199.69	85.09
Nasdaq Composite Index	100.00	100.55	123.56	149.21	165.07	166.22
Nasdaq Electrical Components & Equipment Index	100.00	91.19	114.90	128.35	127.52	105.75

Item 6.	SELECTED FINANCIAL DATA

This item is not required for smaller reporting companies.

Item 7.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a leading system provider of megawatt-scale power resiliency solutions that orchestrate the rhythm and harmony of power on the grid, and that protect and expand the capability of our Navy's fleet. Our solutions enhance the performance of the power grid, protect our Navy’s fleet, and lower the cost of wind power.  In the power grid market, we enable electric utilities, industrial facilities, and renewable energy project developers to connect, transmit and distribute smarter, cleaner and better power through our transmission planning services and power electronics and superconductor-based systems. In the wind power market, we enable manufacturers to field highly competitive wind turbines through our advanced power electronics and control system products, engineering, and support services. Our power grid and wind products and services provide exceptional reliability, security, efficiency and affordability to our customers.

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

We operate our business under two market-facing business units: Grid and Wind. We believe this market-centric structure enables us to more effectively anticipate and meet the needs of power generation project developers, the Navy's ship protection systems, electric utilities and wind turbine manufacturers.

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

On October 31, 2018, we entered into a Subcontract Agreement with Commonwealth Edison Company (“ComEd”) (the “Subcontract Agreement”) for the manufacture and installation of our resilient electric grid (“REG”) system within ComEd’s electric grid in Chicago, Illinois (the “Project”). As provided in the Subcontract Agreement, the Subcontract Agreement became effective upon the signing of an amendment by us and the U.S. Department of Homeland Security (“DHS”) to the existing contract (the “Prime Contract”) between ourselves and DHS on June 20, 2019. Unless terminated earlier by us, ComEd or DHS according to the terms of the Subcontract Agreement, the term of the Subcontract Agreement will continue until we complete our warranty obligations under the Subcontract Agreement. Under the terms of the Subcontract Agreement, we have agreed, among other things, to provide the REG system and to supervise ComEd’s installation of the REG system in Chicago. As part of our separate cost sharing arrangement with DHS under the Prime Contract, we expect funding provided by DHS in connection with the Subcontract Agreement to be between $9.0 to $11.0 million, which represents the total amount of revenues we are expected to recognize over the term of the Subcontract Agreement and includes up to $1.0 million that we have agreed to reimburse ComEd for costs incurred by ComEd while undertaking its tasks under the Subcontract Agreement (the "Reimbursement Amount”). In addition, we have agreed to deliver an irrevocable letter of credit in the amount of $5.0 million to secure certain obligations under the Subcontract Agreement, which we have done, and deposited $5.0 million in an escrow account as collateral to secure such letter of credit. ComEd has agreed to provide the site and provide all civil engineering work required to support the installation, operation and integration of the REG system into ComEd’s electric grid. Other than the Reimbursement Amount, ComEd is responsible for its own costs and expenses. Substation work on the project began in late 2019 and we are on schedule to deliver the REG project hardware in late 2020.  The REG system is expected to be operational in 2021.

In March 2020, the World Health Organization declared the disease caused by the novel coronavirus (“COVID-19“) to be a pandemic. COVID-19 has spread throughout the globe, including in the Commonwealth of Massachusetts where our headquarters are located, and in other areas where we have business operations. In response to the outbreak, we have followed the guidelines of the U.S. Centers for Disease Control and Prevention (“CDC”) and applicable state government authorities to protect the health and safety of our employees, their families, our suppliers, our customers and our communities. While these existing measures and, COVID-19 generally, have not materially disrupted our business to date, any future actions necessitated by the COVID-19 pandemic may result in disruption to our business.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, liquidity, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including new information that may emerge concerning the severity of the COVID-19 pandemic and the actions to contain it or treat its impact, among others.

Results of Operations

Fiscal Years Ended March 31, 2020 and March 31, 2019

For a discussion of our results of operations for the year ended March 31, 2018, including a year-to-year comparison between fiscal 2018 and fiscal 2017, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended March 31, 2019.

Revenues

Total revenues increased by 14% to $63.8 million in fiscal 2019 from $56.2 million in fiscal 2018. Our revenues are summarized as follows (in thousands):

	Fiscal Years Ended March 31,
	2020	2019
Revenues:
Grid	$49,585	$34,290
Wind	14,253	21,917
Total	$63,838	$56,207

Revenues in our Grid business unit are derived from our D-VAR product sales, HTS wire sales, ship protection systems ("SPS"), government-sponsored electric utility projects, license contracts and other prototype development contracts. We also engineer, install and commission our products on a turnkey-basis for some customers. The Grid business unit accounted for 78% of total revenues in fiscal 2019 and 61% in fiscal 2018. Grid revenue increased 45% to $49.6 million in fiscal 2019 from $34.3 million in fiscal 2018.  The increase in revenue was driven by growth in all four grid product lines, D-VAR, Volt Var Optimization ("VVO"), Resilient Electric Grid ("REG") and SPS.

Revenues in our Wind business unit are derived from wind turbine electrical control systems and core components, wind turbine license and development contracts, service contracts and consulting arrangements. Our Wind business unit accounted for 22% of total revenues in fiscal 2019 and 39% in fiscal 2018. Revenues in the Wind business unit decreased 35% to $14.3 million in fiscal 2019 from $21.9 million in fiscal 2018.  The decreases over the prior year period were driven by decreased shipments of Electrical Control Systems ("ECS") to Inox offset partially by shipments of ECS to Doosan.  As further described in Note 1 “Nature of the Business and Operations and Liquidity,” Inox is currently delinquent on its obligations to post letters of credit for sets of electrical control systems that Inox has agreed to purchase under the terms of the supply contract, and on May 29, 2020, we sent written notice to Inox notifying Inox of its default under the supply contract due to Inox’s failure to post letters of credit in the amount of €6.0 million for the payment of ECS that Inox is obligated to purchase under the terms of the supply contract. If Inox fails to post letters of credit in the amount of €6.0 million in accordance with the terms of the supply contract within the ninety-day cure period after receipt of the default notice, then the Company may terminate the supply contract by providing written notice of such termination to Inox.  In addition, Inox’s ability to perform under the supply contract has been and may continue to be hampered by the prolonged impacts of the COVID-19 pandemic. Since March 2020, India’s manufacturing facilities have been closed at the direction of India’s government and are expected to remain closed for so long as the impacted regions remain highly affected by COVID-19.  We cannot predict if and when Inox will resume posting letters of credit for payment of contracted-for shipments of electrical control systems. Inox's continued failure to post letters of credit and take delivery of contracted-for shipments of electrical control shipments has negatively impacted, and could continue to negatively impact, our revenues and liquidity.  In the event we were to terminate the supply contract, our revenues and liquidity could also be negatively impacted.  Inox has been active in the new central and state government auction regime in India and has over 900 MW of orders from the first four SECI central government auctions, and 50 MW from the Maharashtra state government auction. However, we cannot predict if and how successful Inox will be in executing on these orders or in obtaining new orders under the new central and state auction regime. Any failure by Inox to succeed under this regime, or any delay in Inox’s ability to deliver its wind turbines, could result in fewer ECS shipments to Inox.

Cost of Revenues and Gross Margin

Cost of revenues increased by 29% to $54.4 million in fiscal 2019, compared to $42.2 million in fiscal 2018. Gross margin decreased to 15% in fiscal 2019 from 25% in fiscal 2018. The decrease in gross margin in fiscal 2019 was driven primarily by a less favorable product mix.

Operating Expenses

Research and development

Research and development (“R&D”) expenses decreased by 3% to $9.6 million, or 15% of revenue in fiscal 2019, compared to $9.9 million, or 18% of revenue, in fiscal 2018.  The decrease in R&D expenses is primarily the result of lower engineering supplies.

Selling, general, and administrative

Selling, general and administrative (“SG&A”) expenses increased by 3% to $22.7 million, or 36% of revenue in fiscal 2019 from $22.0 million, or 39% of revenue, in fiscal 2018. The increase in SG&A expenses is primarily the result of higher compensation cost due to increased headcount.

Gain on Sinovel settlement

We recorded a gain of $52.7 million, net of legal and other direct costs, in the year ended March 31, 2019, as a result of the receipt of the payments from Sinovel required by the Settlement Agreement, described further above.

Amortization of acquisition related intangibles

We recorded $0.3 million in both fiscal 2019 and fiscal 2018 in amortization expense related to our core technology and know-how, and trade names and trademark intangible assets.

Restructuring

We recorded restructuring charges of $0.5 million in fiscal 2018 for facility exit costs as a result of the relocation of the corporate office that was announced as part of our April 4, 2017 approved restructuring plan.  There was no restructuring activity in fiscal 2019.

Operating income (loss)

Our operating income (loss) is summarized as follows (in thousands):

	Fiscal Years Ended March 31,
	2020	2019
Operating income (loss):
Grid	$(13,508)	$(10,600)
Wind	(7,699)	48,103
Unallocated corporate expenses	(1,922)	(3,480)
Total	$(23,129)	$34,023

The Grid segment generated operating losses of $13.5 million in fiscal 2019 and $10.6 million in fiscal 2018. The increase in operating loss for fiscal 2019 is driven by lower gross margins due to less favorable product mix and an increase in SG&A expenses.

The Wind segment generated operating losses of $7.7 million in fiscal 2019 and an operating income of $48.1 million in fiscal 2018. The decrease in operating income for fiscal 2019 was due to the receipt of the payments from Sinovel required by the Settlement Agreement in the prior fiscal year, as well as fewer shipments of ECS to Inox.

Unallocated corporate expenses in fiscal 2019 consisted of stock-based compensation expense of $1.9 million. Unallocated corporate expenses in fiscal 2018 consisted of stock-based compensation expense of $3.0 million, and a restructuring charge of $0.5 million.

Change in fair value of warrants

The change in fair value of warrants resulted in a gain of $4.6 million in fiscal 2019 compared to a loss of $3.7 million in fiscal 2018.  The changes in the fair value were primarily due to changes in our stock price, which is a key valuation metric, as well as the exercise of warrants issued to Hercules Technology Growth Capital, Inc. (the “Hercules Warrants”) in June 2019 and the exercise and expiration of warrants issued to Hudson Bay Capital (the “Hudson Warrants”) in November 2019.

Gain on sale of minority interest

We recorded a gain on sale of minority interest of $0.1 million related to receipt of payment from the prior sale of Blade Dynamics in fiscal 2018, which was fully impaired prior to the time of its sale.  There was no minority interest activity in fiscal 2019.

Interest income, net

Interest income, net was $1.3 million in fiscal 2019 compared to interest income, net of $1.1 million for fiscal 2018. The increase in interest income, net, was driven primarily by higher cash balances in the first half of fiscal 2019.

Other income, net

Other income, net was $0.3 million in fiscal 2019, compared to other income, net of $1.6 million in fiscal 2018. The decrease in other income, net was due to foreign currency gains in fiscal 2018.

Income Taxes

We recorded an income tax expense of $0.2 million in fiscal 2019 compared to $6.4 million in fiscal 2018. The decrease in income tax expense was primarily due to the prior year repayment of previously reserved intercompany trade balances due to AMSC Austria from AMSC China, and a dividend paid in the prior fiscal year by AMSC Austria to the Company in the U.S.  following the Sinovel settlement.

Net (loss) income

Net loss was $17.1 million fiscal 2019, compared to net income of $26.8 million in fiscal 2018.  The increase in net loss was driven primarily by the receipt of the payments from Sinovel required by the Settlement Agreement in fiscal 2018 and no such payments in fiscal 2019.

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

We define non-GAAP net loss as net loss before gain on sale of minority investments, gain on Sinovel settlement, net, stock-based compensation, amortization of acquisition-related intangibles, changes in fair value of warrants and contingent consideration, other non-cash or unusual charges, and the tax effect of adjustments indicated in the table below.  The tax effect of adjustments relates primarily to the gain on Sinovel settlement, net.  We believe non-GAAP net loss assists management and investors in comparing our performance across reporting periods on a consistent basis by excluding these non-cash charges and other items that we do not believe are indicative of our core operating performance. In addition, we use non-GAAP net loss as a factor to evaluate the effectiveness of our business strategies. A reconciliation of GAAP to non-GAAP net loss is set forth in the table below (in thousands, except per share data):

	Year ended March 31,
	2020	2019
Net (loss) income	$(17,096)	$26,761
Gain on sale of interest in minority investments	—	(127)
Gain on Sinovel settlement, net	—	(52,698)
Stock-based compensation	1,922	3,030
Amortization of acquisition-related intangibles	340	340
Change in fair value of warrants	(4,648)	3,725
Tax effect of adjustments, primarily related to Settlement	—	5,925
Non-GAAP net loss	(19,482)	(13,044)

Non-GAAP net loss per share	$(0.93)	$(0.64)
Weighted average shares outstanding - basic and diluted	20,985	20,335

We incurred non-GAAP net losses of $19.5 million or $0.93 per share for fiscal 2019, compared to $13.0 million, or $0.64 per share, for fiscal 2018. The increase in non-GAAP net loss in fiscal 2019 compared to fiscal 2018 was driven by a decrease in net income driven by lower gross margin, as well as slightly higher operating costs.

For a description and reconciliation of our other non-GAAP financial measure, non-GAAP operating cash flow, see below under “Non-GAAP Financial Measure – Non-GAAP Operating Cash Flow.”

Liquidity and Capital Resources

We have experienced recurring operating losses and as of March 31, 2020 had an accumulated deficit of $978.6 million.

Our cash requirements depend on numerous factors, including the successful completion of our product development activities, our ability to commercialize our REG and ship protection system solutions, the rate of customer and market adoption of our products, collecting receivables according to established terms, the continued availability of U.S. government funding during the product development phase of our superconductor-based products, whether Inox is successful in executing on SECI orders or in obtaining additional orders under the new central and state auction regime, and whether and to the extent that Inox fulfills its purchase obligations under our supply contract. We continue to closely monitor our expenses and, if required, expect to further reduce our operating and capital spending to enhance liquidity.

At March 31, 2020, we had cash, cash equivalents, marketable securities and restricted cash of $66.1 million, compared to $78.2 million at March 31, 2019, a decrease of $12.1 million. As of March 31, 2020, we had approximately $6.4 million of cash, cash equivalents, marketable securities and restricted cash in foreign bank accounts.  Our cash and cash equivalents, marketable securities and restricted cash are summarized as follows (in thousands):

	March 31, 2020	March 31, 2019
Cash and cash equivalents	$24,699	$77,483
Marketable securities	35,195	—
Restricted cash	6,165	715
Total cash, cash equivalents, marketable securities and restricted cash	$66,059	$78,198

Net cash (used in) provided by operating activities was ($16.5 million) and $42.7 million in fiscal 2019 and 2018, respectively.  The decrease in net cash provided by operations in fiscal 2019 compared to fiscal 2018 was due primarily to the receipt of the full amount of the Sinovel settlement in fiscal 2018 as well as the change in overall operating accounts since fiscal 2018.

Net cash (used in) provided by investing activities was ($36.6 million) and $2.2 million in fiscal 2019 and 2018, respectively. The decrease in net cash provided by investing activities in fiscal 2019 compared to fiscal 2018 was due primarily to the purchase of our marketable securities in fiscal 2019.

Net cash provided by (used in) financing activities was $5.8 million and ($0.3 million) in fiscal 2019 and 2018, respectively.  The increase in net cash provided by financing activities in fiscal 2019 compared to fiscal 2018 was primarily due to the proceeds from the exercise of the Hercules Warrant.

At March 31, 2020, we had $5.7 million of restricted cash included in long-term assets and $0.5 million of restricted cash in short-term assets.  At March 31, 2019, we had $0.7 million of restricted cash included in long-term assets. These amounts included in restricted cash primarily represent deposits to secure surety bonds and letters of credit for various customer contracts. These deposits are held in interest bearing accounts.

We believe we have sufficient available liquidity to fund our operations and capital expenditures for the next twelve months. In addition, we may seek to raise additional capital, which could be in the form of loans, convertible debt or equity, to fund our operating requirements and capital expenditures. We have no outstanding warrants as of March 31, 2020. Our liquidity is highly dependent on our ability to increase revenues, including our ability to collect revenues under our agreements with Inox, control our operating costs, and our ability to raise additional capital, if necessary. There can be no assurance that we will be able to raise additional capital on favorable terms or at all, or execute on any other means of improving our liquidity as described above.  Additionally, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to raise additional capital, if necessary, which could negatively impact our liquidity.

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

	March 31, 2020	March 31, 2019
Operating cash flow	$(16,497)	$42,714
Sinovel settlement (net of legal fees and expenses)	1,000	(52,740)
Tax effect of Sinovel settlement, net	3,323	2,377
Non-GAAP operating cash flow	$(12,174)	$(7,649)

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU and its amendments were effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

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

ASU 2016-02 became effective on April 1, 2019, and we adopted the standard using the modified retrospective transition method, which impacted all leases existing at, or entered into after, the period of adoption. For all leases existing at the time of adoption we recognized a right-of-use asset and lease liability on the balance sheet.  See Note 14 "Leases" for additional information.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in ASU 2018-13 provide for increased effectiveness of the disclosures made around fair value measurements while including consideration for costs and benefits. The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those periods.  As we currently do not report on any level 3 fair value measurements, we are not expecting any material changes to our financial statements with the adoption of ASU 2018-13.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. Our accounting policies that involve the most significant judgments and estimates are as follows:

•	Revenue recognition;

•	Marketable Securities;

•	Accounts receivable;

•	Inventory;

•	Valuation of long-lived assets;

•	Leases;

•	Goodwill;

•	Income taxes;

•	Stock-based compensation;

•	Contingencies;

•	Product warranty; and

•	Fair value of financial instruments.

Revenue recognition

On April 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers using the modified retrospective method.  Revenue contracts are defined as an arrangement that creates enforceable rights and obligations of both parties where collection of the contract price is deemed probable. We record revenue based on a five-step model which includes verifying the existence of the contract, identifying the performance obligations, determining the transaction price, allocating the contract transaction price to the performance obligations, and recognizing the revenue when (or as) control of goods or services is transferred to the customer.   The transfer of control can occur at the time of delivery, installation or post-installation where applicable.

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

For certain arrangements, such as contracts to perform research and development, prototype development contracts and certain customized product sales, we record revenues using the over-time method, measured by the relationship of costs incurred to total estimated contract costs. Over-time revenue recognition accounting is predominantly used on certain turnkey power systems installations for electric utilities and long-term prototype development contracts with the U.S. government. We follow this method when any of the three following criteria are met: when the customer receives the benefits as they are performed, control transfers to the customer as the work is performed, or there is no alternative use to us and there is an enforceable right to payment including a reasonable profit through the life of the contract. However, the ability to reliably estimate total costs at completion is challenging, especially on long-term prototype development contracts, and could result in future changes in contract estimates. For contracts where reasonably dependable estimates of the revenues and costs cannot be made, we follow the point in time method.

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

Marketable Securities

Marketable securities consist of certificates of deposit with maturities of greater than 12 months that are measured using such inputs as quoted prices and are classified within Level 1 of the valuation hierarchy. We determine the appropriate classification of marketable securities at the time of purchase and re-evaluate such classification as of each balance sheet date.  All marketable securities are considered available for sale and are carried at fair value.   Changes in fair value are recorded to other income (expense), net.  We periodically review the realizability of each short and long term marketable security when impairment indicators exist with respect to the security.  If other than temporary impairment of value of the security exists, the carrying value of the security is written down to its estimated fair value.

Accounts Receivable

Accounts receivable consist of amounts owed by commercial companies and government agencies. Accounts receivable are stated net of allowances for doubtful accounts. Our accounts receivable relate principally to a limited number of customers. As of March 31, 2020 Fuji Bridex Pte. Ltd. accounted for approximately 25%, Department of Homeland Security accounted for 18%, and Doosan Heavy Industries & Construction Co., Ltd. accounted for approximately 17% of our accounts receivable balance, with no other customers accounting for greater than 10% of the balance.   As of March 31, 2019, of our total receivable balance, Vestas accounted for approximately 21%, and RES System 3, LLC accounted for approximately 16%, with no other customers accounting for greater than 10% of the balance. Changes in the financial condition or operations of our customers may result in delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations. As such, we may require collateral, advanced payment or other security based upon the customer history and/or creditworthiness. In determining the allowance for doubtful accounts, we evaluate the collectability of accounts receivable based primarily on the probability of recoverability based on historical collection and write-off experience, the age of past due receivables, specific customer circumstances, and current economic trends. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

We recorded inventory reserves of $1.3 million and $0.9 million during fiscal 2019 and 2018, respectively, based on evaluating our ending inventories for excess quantities and obsolescence.

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

There were no indicators requiring further impairment testing on our long-lived assets during the fiscal years ended March 31, 2020 or 2019.

Leases

Leases include all agreements in which we obtain control of a physical asset.  Leases are captured on the balance sheet as both a right of use asset and associated lease liability and are valued based on the commencement of our control of the asset, after being discounted by our incremental borrowing rate.  Our lease portfolio is made up primarily of real estate leases for our various offices, but also includes items such as vehicles, IT equipment and other miscellaneous tools and equipment needed for manufacturing.  Our incremental borrowing rate was determined through an analysis to identify what rates we could obtain if we were to secure external financing for similar transactions, and includes considerations of both the market and our current credit ratings.  An analysis will be performed annually, or upon execution of any individually material agreement, to ensure that the rates being applied to newly acquired leases are still accurate.

The majority of our leases are classified as operating leases, and therefore the expense is captured in income from operations each period.

We have elected to exclude all leases of less than twelve months from the balance sheet presentation.  We have also elected a policy in which we will not segregate lease components from non-lease components, so in the event we execute an agreement which includes a non-lease component our asset and liability recorded to the balance sheet will include the value of that non-lease component as well.  This policy will be applied to all classifications of leases.

Goodwill

Goodwill represents the excess of cost over net assets of acquired businesses that are consolidated. We perform our annual assessment of goodwill on February 28 of each fiscal year and whenever events or changes in circumstances or a triggering event indicate that the carrying amount may not be recoverable. Determining whether a triggering event has occurred often involves significant judgment from management. An entity is permitted to first assess qualitatively whether it is necessary to perform a goodwill impairment test. The quantitative impairment test is required only if the entity concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. We determine the fair value of a reporting unit based on an income approach utilizing a discounted cash flow adjusted for entity specific factors. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, an entity should consider the totality of all relevant events or circumstances that affect the fair value or carrying amount of a reporting unit.  If the carrying value of a reporting unit exceeds the reporting unit’s fair value, then an impairment charge is recognized reducing the goodwill by the excess of the carrying amount over the fair value, not to exceed the total amount of the goodwill, allocated to that reporting unit.  See Note 4, “Acquisition and Related Goodwill” for further information and discussion.

We performed our annual assessment of goodwill on February 28, 2020 and noted no triggering events from the analysis date to March 31, 2020 and determined that there was no impairment to goodwill.

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

Stock-based compensation

We measure compensation cost arising from the grant of share-based payments to employees and non-employees at fair value and recognize such cost over the period during which the employee and non-employee is required to provide service in exchange for the award, usually the vesting period. Total stock-based compensation expense recognized during the fiscal years ended March 31, 2020 and 2019, was $1.9 million and $3.0 million, respectively. For awards with service conditions only, we recognize compensation cost on a straight-line basis over the requisite service/vesting period. For awards with performance conditions, accruals of compensation cost are made based on the probable outcome of the performance conditions. The cumulative effect of changes in the probability outcomes are recorded in the period in which the changes occur.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management determined that expected volatility rates should be estimated based on historical and implied volatilities of our common stock. The expected term represents the average time that the options that vest are expected to be outstanding based on the vesting provisions and our historical exercise, cancellation and expiration patterns. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if circumstances change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate an expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 15, “Stockholders’ Equity,” of our consolidated financial statements for further information regarding our stock-based compensation assumptions and expenses.

We account for share-based payments made to non-employees in the same manner as other share-based payments for employees, with the measurement being based on the fair value at the grant date.   The non-employee share based payments will be included within our stock compensation currently reported.

Contingencies

From time to time, we are involved in legal and administrative proceedings and claims of various types. We record a liability in our consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. We review these estimates each accounting period as additional information is known and adjust the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in our consolidated financial statements. If, with respect to a matter, it is not both probable to result in liability and the amount of loss cannot be reasonably estimated, an estimate of possible loss or range of loss shall be disclosed unless such an estimate cannot be made. We do not recognize gain contingencies until they are realized. Legal costs incurred in connection with loss contingencies are expensed as incurred. See Note 16, “Commitments and Contingencies”, of our consolidated financial statements for further information.

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

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable, accrued expenses, and warrants.  The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses due to their short term nature approximate fair value at March 31, 2020 and 2019. The estimated fair values have been determined through information obtained from market sources and management estimates. Marketable securities consist of certificates of deposit with maturities of greater than 12 months that are measured using such inputs as quoted prices and are classified within Level 1 of the valuation hierarchy. We determine the appropriate classification of our marketable securities at the time of purchase and re-evaluate such classification as of each balance sheet date.  All marketable securities are considered available for sale and are carried at fair value.  Changes in fair value are recorded to other income (expense), net.  Notes receivable fair value has been estimated based on a present value calculation using current market information for a similar term loan with similar terms. We have appropriately valued notes receivable within Level 2 of the valuation hierarchy. The fair value for the debt and warrant arrangements were historically estimated by management based on the terms that we believe we could obtain in the current market for debt with the same terms and similar maturities.  The warrants were subject to revaluation at each balance sheet date, and any change in fair value was recorded as a change in fair value in other (expense) income until the earlier of the warrants’ exercise or expiration. We relied on assumptions used in a lattice model to determine the fair value of the warrants. We have appropriately valued the warrants within Level 3 of the valuation hierarchy.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of American Superconductor Corporation

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of American Superconductor Corporation and subsidiaries (the Company) as of March 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for the years then ended, and the related notes (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

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

Boston, Massachusetts

June 2, 2020

AMERICAN SUPERCONDUCTOR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	March 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$24,699	$77,483
Marketable securities	30,149	—
Accounts receivable	16,987	7,855
Inventory	18,975	12,119
Notes receivable, current portion	—	2,888
Prepaid expenses and other current assets	2,959	3,053
Restricted cash	508	—
Total current assets	94,277	103,398

Marketable securities, long term portion	5,046	—
Property, plant and equipment, net	8,565	8,972
Intangibles, net	3,550	2,890
Right-of-use asset	3,359	—
Goodwill	1,719	1,719
Restricted cash	5,657	715
Deferred tax assets	1,551	1,357
Other assets	385	279
Total assets	$124,109	$119,330

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$22,091	$15,885
Lease liability, current portion	439	—
Derivative liabilities	—	4,942
Deferred revenue, current portion	18,430	7,557
Total current liabilities	40,960	28,384

Deferred revenue, long term portion	7,712	7,962
Lease liability, long term portion	3,000	—
Deferred tax liabilities	180	1,698
Other liabilities	38	93
Total liabilities	51,890	38,137

Commitments and contingencies (Note 16)

Stockholders' equity:
Common stock, $0.01 par value, 75,000,000 shares authorized; 22,902,288 and 21,651,631 shares issued and 22,604,410 and 21,413,113 shares outstanding at March 31, 2020 and 2019, respectively	229	216
Additional paid-in capital	1,053,507	1,044,622
Treasury stock, at cost, 297,878 and 235,518 shares at March 31, 2020 and 2019, respectively	(2,666)	(2,101)
Accumulated other comprehensive loss	(216)	(5)
Accumulated deficit	(978,635)	(961,539)
Total stockholders' equity	72,219	81,193
Total liabilities and stockholders' equity	$124,109	$119,330

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2020	2019
Revenues	$63,838	$56,207
Cost of revenues	54,393	42,190
Gross profit	9,445	14,017

Operating expenses:
Research and development	9,565	9,874
Selling, general and administrative	22,669	22,028
Gain on Sinovel settlement	—	(52,698)
Amortization of acquisition related intangibles	340	340
Restructuring	—	450
Total operating expenses (income)	32,574	(20,006)

Operating (loss) income	(23,129)	34,023

Change in fair value of derivatives and warrants	4,648	(3,725)
Gain on sale of minority interests	—	127
Interest income (expense), net	1,327	1,117
Other income (expense), net	253	1,599

(Loss) income before income tax expense	(16,901)	33,141
Income tax expense	195	6,380
Net (loss) income	$(17,096)	$26,761

Net (loss) income per common share
Basic	$(0.81)	$1.32
Diluted	$(1.03)	$1.29

Weighted average number of common shares outstanding
Basic	20,985	20,335
Diluted	21,069	20,726

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Fiscal Year Ended March 31,
	2020	2019
Net (loss) income	$(17,096)	$26,761
Other comprehensive loss, net of tax:
Foreign currency translation losses	(211)	(888)
Total other comprehensive loss, net of tax	(211)	(888)
Comprehensive (loss) income	$(17,307)	$25,873

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance at March 31, 2018	21,139	$211	$1,041,113	$(1,645)	$883	$(988,333)	$52,229
Issuance of common stock - ESPP	20	—	157	—	—	—	157
Issuance of common stock - restricted shares	451	4	(4)	—	—	—	—
Stock-based compensation expense	—	—	3,030	—	—	—	3,030
Issuance of stock for 401(k) match	42	1	326	—	—	—	327
Repurchase of treasury stock	—	—	—	(456)	—	—	(456)
Cumulative translation adjustment	—	—	—	—	(888)	—	(888)
Cumulative impact of adoption of ASU No. 2014-09	—	—	—	—	—	33	33
Net income	—	—	—	—	—	26,761	26,761
Balance at March 31, 2019	21,652	$216	$1,044,622	$(2,101)	$(5)	$(961,539)	$81,193
Issuance of common stock - ESPP	37	—	201	—	—	—	201
Issuance of common stock - restricted shares	360	4	(4)	—	—	—	—
Stock-based compensation expense	—	—	1,922	—	—	—	1,922
Issuance of stock for 401(k) match	44	1	341	—	—	—	342
Issuance of common stock-warrant exercise	809	8	6,425	—	—	—	6,433
Repurchase of treasury stock	—	—	—	(565)	—	—	(565)
Cumulative translation adjustment	—	—	—	—	(211)	—	(211)
Net loss	—	—	—	—	—	(17,096)	(17,096)
Balance at March 31, 2020	22,902	$229	$1,053,507	$(2,666)	$(216)	$(978,635)	$72,219

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(17,096)	$26,761
Adjustments to reconcile net (loss) income to net cash (used in) provided by operations:
Depreciation and amortization	4,308	4,609
Stock-based compensation expense	1,922	3,030
Provision for excess and obsolete inventory	1,276	878
Gain on sale from minority interest investments	—	(127)
Deferred income taxes	(1,714)	735
Change in fair value of warrants	(4,648)	3,725
Non-cash interest income	(308)	(224)
Other non-cash items	329	(852)
Unrealized foreign exchange gain on cash and cash equivalents	(319)	—
Changes in operating asset and liability accounts:
Accounts receivable	(9,159)	(529)
Inventory	(8,143)	5,007
Prepaid expenses and other current assets	373	(365)
Accounts payable and accrued expenses	5,894	2,839
Deferred revenue	10,788	(2,773)
Net cash (used in) provided by operating activities	(16,497)	42,714

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,630)	(952)
Proceeds from the sale of property, plant and equipment	3,001	3,138
Purchase of marketable securities	(35,000)	—
Purchase of intangible assets	(1,000)	—
Proceeds from sale of minority interests	—	127
Change in other assets	8	(144)
Net cash (used in) provided by investing activities	(36,621)	2,169

Cash flows from financing activities:
Employee taxes paid related to net settlement of equity awards	(565)	(456)
Proceeds from exercise of warrants	6,139	—
Proceeds from exercise of employee stock options and ESPP	202	157
Net cash provided by (used in) financing activities	5,776	(299)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	8	(635)

Net (decrease) increase in cash, cash equivalents and restricted cash	(47,334)	43,949
Cash, cash equivalents and restricted cash at beginning of year	78,198	34,249
Cash, cash equivalents and restricted cash at end of year	$30,864	$78,198

Supplemental schedule of cash flow information:
Cash paid for income taxes, net of refunds	$3,653	$2,859
Non-cash investing and financing activities
Issuance of common stock to Hercules to settle warrant liability	294	—
Issuance of common stock to settle liabilities	407	457

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

Liquidity

The Company has historically experienced recurring operating losses and as of March 31, 2020, the Company had an accumulated deficit of $978.6 million. In addition, the Company has historically experienced recurring negative operating cash flows.  At March 31, 2020, the Company had cash, cash equivalents, and marketable securities of $59.9 million. Marketable securities include certificate of deposits with maturities between eleven and eighteen months.  Cash used in operations for the year ended March 31, 2020 was $16.5 million.

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

In December 2015, the Company entered into a set of strategic agreements valued at approximately $210.0 million with Inox Wind Ltd. (“Inox” or “Inox Wind”), which includes a multi-year supply contract pursuant to which the Company will supply electrical control systems to Inox and a license agreement allowing Inox to manufacture a limited number of electrical control systems. After Inox purchases the specified number of electrical control systems required under the terms of the supply contract, Inox agreed that the Company will continue as Inox’s preferred supplier and Inox will be required to purchase from the Company a majority of its electrical control systems requirements for an additional three-year period.  Pursuant to these strategic agreements, Inox must forecast future purchase orders of sets of Electrical Control Systems ("ECS") which become firm orders three months prior to shipment, and Inox must post letters of credit before the Company will ship such orders. Inox is currently delinquent on its obligation to post letters of credit for sets of ECS that Inox forecasted to purchase under the terms of the supply contract.  On May 29, 2020, the Company sent written notice to Inox notifying Inox of its default under the supply contract due to Inox’s failure to post letters of credit in the amount of €6.0 million for the payment of ECS that Inox is obligated to purchase under the terms of the supply contract.  If Inox fails to post letters of credit in the amount of €6.0 million in accordance with the terms of the supply contract within the ninety day cure period after receipt of the default notice, then the Company may terminate the supply contract by providing written notice of such termination to Inox.  We cannot predict if and when Inox will post letters of credit consistent with the forecasted ECS quantities. Inox’s failure to post letters of credit and take delivery of forecasted ECS quantities would impact the Company’s revenues and liquidity.  In the event the Company were to terminate the supply contract, the Company's revenues and liquidity would also be impacted.

The Company issued warrants in conjunction with an equity offering to Hudson Bay Capital ("Hudson") in November 2014 (the "Hudson Warrant").  The Hudson Warrant was partially exercised on November 13, 2019 with an exercise price of $7.81. The Company received $6.1 million in cash for the exercise of 786,000 warrants. The remaining 32,181 warrants expired unexercised on November 13, 2019.

In March 2020, the World Health Organization declared the disease caused by the novel coronavirus (“COVID-19“) to be a pandemic. COVID-19 has spread throughout the globe, including in the Commonwealth of Massachusetts where the Company’s headquarters are located, and in other areas where the Company has business operations. In response to the outbreak, the Company has followed the guidelines of the U.S. Centers for Disease Control and Prevention (“CDC”) and applicable state government authorities to protect the health and safety of the Company’s employees, families, suppliers, customers and communities. While these existing measures and, COVID-19 generally, have not materially disrupted the Company’s business to date, any future actions necessitated by the COVID-19 pandemic may result in disruption to the Company’s business.

While the COVID-19 pandemic continues to rapidly evolve, the Company continues to assess the impact of the COVID-19 pandemic to best mitigate risk and continue the operations of the Company’s business. The extent to which the outbreak impacts the Company’s business, liquidity, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including new information that may emerge concerning the severity of the COVID-19 pandemic and the actions to contain it or treat its impact, among others.  If the Company, its customers or suppliers experience prolonged shutdowns or other business disruptions, the Company’s business, liquidity, results of operations and financial condition are likely to be materially adversely affected, and the Company’s ability to access the capital markets may be limited.

The Company believes that based on the information presented above and its annual management assessment, it has sufficient liquidity to fund its operations and capital expenditures for the next twelve months following the issuance of the financial statements for the year ended March 31, 2020. The Company’s liquidity is highly dependent on its ability to increase revenues, including its ability to collect revenues under its agreements with Inox, its ability to control its operating costs, and its ability to raise additional capital, if necessary. The impact of the COVID-19 pandemic on the global financing markets may reduce the Company's ability to raise additional capital, if necessary, which could negatively impact the Company's liquidity.  There can be no assurance that the Company will be able to continue to raise additional capital, on favorable terms or at all, from other sources or execute on any other means of improving liquidity described above.

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

Marketable Securities

Marketable securities consist of certificates of deposit with maturities of greater than 12 months that are measured using such inputs as quoted prices and are classified within Level 1 of the valuation hierarchy. The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such classification as of each balance sheet date.  All marketable securities are considered available for sale and are carried at fair value.   Changes in fair value are recorded to other income (expense), net.  The Company periodically reviews the realizability of each short and long term marketable security when impairment indicators exist with respect to the security.  If other than temporary impairment of value of the security exists, the carrying value of the security is written down to its estimated fair value.

Accounts Receivable

Accounts receivable consist of amounts owed by commercial companies and government agencies. Accounts receivable are stated net of allowances for doubtful accounts. The Company’s accounts receivable relate principally to a limited number of customers. As of March 31, 2020 Fuji Bridex Pte. Ltd. accounted for approximately 25%, Department of Homeland Security accounted for 18%, and Doosan Heavy Industries & Construction Co., Ltd. accounted for approximately 17% of the Company's total receivable balance, with no other customer accounting for greater than 10% of the balance.  As of March 31, 2019, Vestas accounted for approximately 21% and RES System 3, LLC accounted for approximately 16% of the Company’s total receivable balance, with no other customer accounting for greater than 10% of the balance.  Changes in the financial condition or operations of the Company’s customers may result in delayed payments or non-payments which would adversely impact its cash flows from operating activities and/or its results of operations. As such, the Company may require collateral, advanced payment or other security based upon the customer history and/or creditworthiness. In determining the allowance for doubtful accounts, the Company evaluates the collectability of accounts receivable based primarily on the probability of recoverability based on historical collection and write-off experience, the age of past due receivables, specific customer circumstances, and current economic trends. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

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

For the fiscal years ended March 31, 2020 and 2019, the Company recorded inventory reserves of approximately $1.3 million and $0.9 million, respectively, based on evaluating its ending inventory on hand for excess quantities and obsolescence.

Leases

Leases include all agreements in which we obtain control of a physical asset.  Leases are captured on the balance sheet as both a right of use asset and associated lease liability and are valued based on the commencement of our control of the asset, after being discounted by our incremental borrowing rate.  Our lease portfolio is made up primarily of real estate leases for our various offices, but also include items such as vehicles, IT equipment and other miscellaneous tools and equipment needed for manufacturing.  Our incremental borrowing rate was determined through an analysis to identify what rates we could obtain if we were to secure external financing for similar transactions, and includes considerations of both the market and our current credit ratings.  An analysis is performed annually, or upon execution of any individually material agreement, to ensure that the rates being applied to newly acquired leases are still accurate.

The majority of the Company's leases are classified as operating leases, and therefore the expense is captured in income from operations each period.

We have elected to exclude all leases of less than twelve months from the balance sheet presentation.  We have also elected a policy in which we will not segregate lease components from non-lease components, so in the event we execute an agreement which includes a non-lease component our asset and liability recorded to the balance sheet will include the value of that non-lease component as well.  This policy will be applied to all classifications of leases.

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

There were no indicators requiring impairment testing on the Company's long-lived assets during the fiscal years ended March 31, 2020 and 2019.

Goodwill

Goodwill represents the excess of cost over net assets of acquired businesses that are consolidated. The Company performs its annual assessment of goodwill on February 28th of each fiscal year and whenever events or changes in circumstances or a triggering event indicate that the carrying amount may not be recoverable. Determining whether a triggering event has occurred often involves significant judgment from management. An entity is permitted to first assess qualitatively whether it is necessary to perform a goodwill impairment test. The quantitative impairment test is required only if the entity concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. The Company determines the fair value of a reporting unit based on an income approach utilizing a discounted cash flow adjusted for entity specific factors. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, an entity should consider the totality of all relevant events or circumstances that affect the fair value or carrying amount of a reporting unit.  If the carrying value of a reporting unit exceeds the reporting unit’s fair value, then an impairment charge is recognized reducing the goodwill by the excess of the carrying amount over the fair value, not to exceed the total amount of the goodwill allocated to the that reporting unit. See Note 4, "Acquisition and Related Goodwill" for further information and discussion.

The Company performed its annual assessment of goodwill on February 28, 2020 and noted no triggering events from the analysis date to March 31, 2020 and determined that there was no impairment to goodwill.  Additionally, there was no impairment identified for the fiscal year ended March 31, 2019 based on the assessment performed in the prior fiscal year.

Revenue Recognition

Revenue contracts are defined as an arrangement that creates enforceable rights and obligations of both parties where collection of the contract price is deemed probable. The Company records revenue based on a five-step model which includes confirmation of contract existence, identifying the performance obligations, determining the transaction price, allocating the contract transaction price to the performance obligations, and recognizing the revenue when (or as) control of goods or services is transferred to the customer. The transfer of control can occur at the time of delivery, installation or post-installation where applicable.

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

Product Warranty

Warranty obligations are incurred in connection with the sale of the Company’s products.  The Company provides assurance-type warranties on all product sales for a term of typically one to three years, and extended service-type warranties at the customers’ option for an additional term ranging up to four additional years. The Company accrues for the estimated warranty costs for assurance warranties at the time of sale based on historical warranty experience plus any known or expected changes in warranty exposure. For all extended service-type warranties, the Company recognizes the revenue ratably over time during the effective period of the service.  The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. Future warranty costs are estimated based on historical performance rates and related costs to repair given products. The accounting estimate related to product warranty involves judgment in determining future estimated warranty costs. Should actual performance rates or repair costs differ from estimates, revision to the estimated warranty liability would be required.

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

The Company accounts for share-based payments made to non-employees in the same manner as other share-based payments for employees, with the measurement being based on the fair value at the grant date.   The non-employee share based payments will be included within the Company's stock compensation currently reported.

Computation of Net Income (Loss) per Common Share

Basic net income (loss) per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing the net loss by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. For the fiscal years ended March 31, 2020 and 2019, common equivalent shares of 354,748, and 907,988, respectively, were not included in the calculation of diluted EPS as they were considered antidilutive. The following table reconciles the numerators and denominators of the EPS calculation for the fiscal years ended March 31, 2020 and 2019 (in thousands except per share amounts):

	Fiscal year ended March 31,
	2020	2019
Numerator:
Net income (loss)	$(17,096)	$26,761
Less: decrease in fair value of warrants, net of income tax	(4,648)	—
Plus: change in fair value due to exercise of warrants	83	—
Net income (loss) - diluted	$(21,662)	$26,761
Denominator:
Weighted-average shares of common stock outstanding	21,937	21,265
Weighted-average shares subject to repurchase	(953)	(930)
Shares used in per-share calculation ― basic	20,985	20,335
Common stock awards	—	391
Common stock warrants	84	—
Shares used in per-share calculation ― diluted	21,069	20,726
Net income (loss) per share ― basic	$(0.81)	$1.32
Net income (loss) per share ― diluted	$(1.03)	$1.29

Foreign Currency Translation

The functional currency of all the Company’s foreign subsidiaries is the U.S. dollar, except for AMSC Austria, for which the local currency (Euro) is the functional currency, and AMSC China, for which the local currency (Renminbi) is the functional currency. The assets and liabilities of AMSC Austria and AMSC China are translated into U.S. dollars at the exchange rate in effect at the balance sheet date and income and expense items are translated at average rates for the period. Cumulative translation adjustments are excluded from net loss (income) and shown as a separate component of stockholders’ equity. Net foreign currency gains and losses are included in other income (expense), net on the consolidated statements of operations and were $0.1 million and $1.6 million, for the fiscal years ended March 31, 2020 and 2019, respectively. The Company has no restrictions on the foreign exchange activities of its foreign subsidiaries, including the payment of dividends and other distributions.

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

Several of the Company’s government contracts are being funded incrementally, and as such, are subject to the future authorization, appropriation, and availability of government funding. The Company has a history of successfully obtaining financing under incrementally-funded contracts with the U.S. government and it expects to continue to obtain additional contract modifications in the year ending March 31, 2021 and beyond as incremental funding is authorized and appropriated by the government.

Contingencies

From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. The Company records a liability in its consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. Management reviews these estimates in each accounting period as additional information is known and adjusts the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. If, with respect to a matter, it is not both probable to result in liability and the amount of loss cannot be reasonably estimated, an estimate of possible loss or range of loss is disclosed unless such an estimate cannot be made. The Company does not recognize gain contingencies until they are realized. Legal costs incurred in connection with loss contingencies are expensed as incurred. See Note 16, “Commitments and Contingencies,” for further information.

Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, marketable securities, accounts payable, accrued expenses, warrants to purchase shares of common stock, and derivatives. The carrying amounts of cash and cash equivalents, accounts receivable, short-term debt, accounts payable, and accrued expenses due to their short nature approximate fair value at March 31, 2020 and 2019. The estimated fair values have been determined through information obtained from market sources and management estimates.  Marketable securities consist of certificates of deposit with maturities of greater than 12 months that are measured using such inputs as quoted prices and are classified within Level 1 of the valuation hierarchy. The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such classification as of each balance sheet date.  All marketable securities are considered available for sale and are carried at fair value.   Changes in fair value are recorded to other income (expense), net. The fair value for the warrant arrangements was historically estimated by management based on various assumptions in a lattice model and was subject to revaluation at each balance sheet date.  The Company classifies the estimates used to fair value these instruments as Level 3 inputs. See Note 5, “Fair Value Measurements” for a full discussion on fair value measurements.

3. Revenue Recognition

The Company’s revenues in its Grid segment are derived primarily through enabling the transmission and distribution of power, providing planning services that allow it to identify power grid needs and risks, and developing ship protection systems for the U.S. Navy. The Company’s revenues in its Wind segment are derived primarily through supplying advanced power electronics and control systems, licensing its highly engineered wind turbine designs, and providing extensive customer support services to wind turbine manufacturers. The Company records revenue based on a five-step model in accordance with ASC 606. For its customer contracts, the Company identifies the performance obligations, determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) control of goods or services is transferred to the customer. As of March 31, 2020, 72% of revenue was recognized at the point in time when control transferred to the customer, with the remainder being recognized over time.

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

The Company's equipment and system product line includes certain contracts which do not meet the requirements of an exchange transaction and therefore do not fall within the scope of ASC 606.  As these non-exchange transaction contracts are considered grant revenue and do not fall within any specific accounting literature, the Company follows guidance within ASC 606 by analogy to recognize grant revenue over time.  In the year ended March 31, 2020, the Company recorded $6.4 million in grant revenue, which is included in the Company’s Grid revenue. There was no grant revenue in the year ended March 31, 2019.

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

The Company provides assurance-type warranties on all product sales for a term of typically one to three years, and extended service-type warranties at the customers’ option for an additional term ranging up to four additional years. The Company accrues for the estimated warranty costs for assurance warranties at the time of sale based on historical warranty experience plus any known or expected changes in warranty exposure. For all extended service-type warranties, the Company recognizes the revenue ratably over time during the effective period of the services.

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

The following tables disaggregate the Company’s revenue by product line and by shipment destination:

	Year Ended March 31, 2020
Product Line:	Grid	Wind
Equipment and systems	$44,065	$12,282
Services and technology development	5,520	1,971
Total	$49,585	$14,253

Region:
Americas	$33,207	$87
Asia Pacific	10,407	13,996
EMEA	5,971	170
Total	$49,585	$14,253

	Year Ended March 31, 2019
Product Line:	Grid	Wind
Equipment and systems	$26,645	$19,287
Services and technology development	7,645	2,630
Total	$34,290	$21,917

Region:
Americas	$22,811	$112
Asia Pacific	7,267	21,200
EMEA	4,212	605
Total	$34,290	$21,917

In the fiscal years ended March 31, 2020 and 2019, 51% and 74% of the Company’s revenues, respectively, were recognized from sales outside the United States. The Company maintains operations in Austria, Romania, and the United States and sales and service support centers around the world.

As of March 31, 2020 and March 31, 2019, the Company’s contract assets and liabilities primarily relate to the timing differences between cash received from a customer in connection with contractual rights to invoicing and the timing of revenue recognition following completion of performance obligations. The Company's accounts receivable balance is made up entirely of customer contract related balances. Changes in the Company’s contract assets, which are included in “Unbilled Accounts Receivable” and “Deferred program costs” (see Note 6, “Accounts Receivable” and Note 7, “Inventory” for a reconciliation to the condensed consolidated balance sheet) and contract liabilities, which are included in the current portion and long term portion of “deferred revenue” in the Company’s condensed consolidated balance sheets, are as follows:

	Unbilled AR	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2019	$2,213	$318	$15,521
Increases for costs incurred to fulfill performance obligations	—	4,844	—
Increase (decrease) due to customer billings	(11,516)	—	47,877
Decrease due to cost recognition on completed performance obligations	—	(3,525)	—
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	15,017	—	(37,009)
Other changes and FX impact	(3)	(6)	(247)
Ending balance as of March 31, 2020	$5,711	$1,631	$26,142

	Unbilled AR	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2018	$3,016	$2,567	$21,937
Impact of adoption of ASC 606	—	(1,599)	(2,657)
Increases for costs incurred to fulfill performance obligations	—	1,585	—
Increase (decrease) due to customer billings	(12,076)	—	20,540
Decrease due to cost recognition on completed performance obligations	—	(2,212)	—
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	11,324	(9)	(23,084)
Other changes and FX impact	(51)	(14)	(1,215)
Ending balance as of March 31, 2019	$2,213	$318	$15,521

The Company’s remaining performance obligations represent the unrecognized revenue value of the Company’s contractual commitments. The Company’s performance obligations may vary significantly each reporting period based on the timing of major new contractual commitments. As of March 31, 2020, the Company had outstanding performance obligations on existing contracts under ASC 606 to be recognized in the next twelve months of approximately $61.4 million. There are also approximately $8.2 million of outstanding performance obligations to be recognized over a period of thirteen to sixty months. The remaining performance obligations are subject to customer actions and therefore the timing of revenue recognition cannot be reasonably estimated. The twelve month performance obligations include anticipated shipments to Inox based on the twelve month rolling forecast provided by Inox on the multi-year supply contract. The quantities specified in any forecast provided by Inox related to the multi-year supply contract are firm and irrevocable for the first three months of a twelve month rolling forecast. The timing of the performance obligations beyond the Inox-provided twelve month forecast are not determinable and therefore are not included in the total remaining performance obligations.  See Note 1, “Nature of the Business and Operations and Liquidity,” for further information regarding the uncertainty of timing of the performance obligations as a result of the written notice that the Company sent to Inox on May 29, 2020 notifying Inox of its default under the supply contract.

The following table sets forth customers who represented 10% or more of the Company’s total revenues for the year ended March 31, 2020 and 2019:

		Year Ended
	Reportable	March 31,
	Segment	2020	2019
Department of Homeland Security	Grid	10%	<10%
Vestas	Grid	<10%	15%
Inox Wind Limited	Wind	<10%	34%

4. Goodwill

The Company performed its annual assessment of goodwill on February 28, 2020 and noted no triggering events from the analysis date to March 31, 2020 and determined that there was no impairment to goodwill.  Additionally, no impairment resulted from the assessment performed in the fiscal year ended March 31, 2019.

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

The Company provides a gross presentation of activity within Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements.  A change in the hierarchy of an investment from its current level is reflected in the period during which the pricing methodology of such investment changes.  Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 is made in the event that the related security is significant to total cash and investments.  The Company did not have any transfers of assets and liabilities from Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the year ended March 31, 2020.

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

Marketable Securities

Marketable securities consist of certificates of deposit with maturities of greater than 12 months that are measured using such inputs as quoted prices and are classified within Level 1 of the valuation hierarchy. The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such classification as of each balance sheet date.  All marketable securities are considered available for sale and are carried at fair value.   Changes in fair value would be recorded to other income (expense), net.  The Company recognized $0.1 million in unrealized gains on marketable securities, which is recorded in other income, for the fiscal year ending March 31, 2020 and did not recognize any gains or losses on marketable securities in the fiscal year ended March 31, 2019.  The Company periodically reviews the realizability of each short and long term marketable security when impairment indicators exist with respect to the security.  If other than temporary impairment of value of the security exists, the carrying value of the security is written down to its estimated fair value.

Warrants

The Company issued warrants in conjunction with an equity offering to Hudson Bay Capital in November 2014 and a Loan and Security Agreement with Hercules Technology Growth Capital, Inc. (“Hercules”). The warrants issued to Hercules were exercised on April 8, 2019.  The warrants issued to Hudson were partially exercised on November 13, 2019 and the remaining unexercised warrants expired on November 13, 2019.  As of March 31, 2020 the Company has no remaining outstanding warrants.

The Company historically relied on various assumptions in a lattice model to determine the fair value of warrants. The Company had valued the warrants within Level 3 of the valuation hierarchy. See Note 12, “Warrants and Derivative Liabilities,” for a discussion of the warrants and the valuation assumptions used.

The following table provides the assets and liabilities carried at fair value on a recurring basis, measured as of March 31, 2020 and 2019 (in thousands):

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2020:
Assets:
Cash equivalents	$19,394	$19,394	$—	$—
Marketable securities	$35,195	$35,195	$—	$—

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019:
Assets:
Cash equivalents	$41,839	$41,839	$—	$—
Derivative liabilities:
Warrants	$4,942	$—	$—	$4,942

The table below reflects the activity for the Company’s major classes of liabilities measured at fair value on a recurring basis (in thousands):

Warrants
April 1, 2019	$4,942
Mark to market adjustment	(4,648)
Exercise of in-the-money warrants	(294)
March 31, 2020	$-

Warrants
April 1, 2018	$1,217
Mark to market adjustment	3,725
March 31, 2019	$4,942

6. Accounts Receivable

Accounts receivable at March 31, 2020 and March 31, 2019 consisted of the following (in thousands):

	March 31, 2020	March 31, 2019
Accounts receivable (billed)	$11,276	$5,642
Accounts receivable (unbilled)	5,711	2,213
Accounts receivable	$16,987	$7,855

7. Inventory

Inventory, net of reserves, at March 31, 2020 and March 31, 2019 consisted of the following (in thousands):

	March 31, 2020	March 31, 2019
Raw materials	$10,739	$5,474
Work-in-process	1,345	1,922
Finished goods	5,260	4,405
Deferred program costs	1,631	318
Inventory	$18,975	$12,119

The Company recorded inventory write-downs of $1.3 million and $0.9 million for the fiscal years ended March 31, 2020 and 2019, respectively.  These write downs were based on evaluating its inventory on hand for excess quantities and obsolescence.

Deferred program costs as of March 31, 2020 and March 31, 2019 primarily represent costs incurred on programs accounted for upon completion of the project when control has transferred to the customer before revenue and costs will be recognized.

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

The note receivable was due in two $3.0 million installments plus accrued interest at 1.96% rate.  The first installment was paid on March 28, 2019 and the second installment was paid May 23, 2019. The note was subordinate to East Boston Savings Bank's mortgage on the Devens property. The note receivable was discounted to its present value of $5.7 million utilizing a discount rate of 6%, which was based on management’s assessment of what an appropriate loan at current market rate would be. The $0.3 million discount was recorded as an offset to the long term portion of the note receivable.  As of March 31, 2019, the remaining $0.1 million discount was being amortized to interest income as an offset to the short-term portion of the note, over the remaining term of the note.

In addition, the resulting gain of $0.1 million from the sale of the Devens property which was deferred previously was recorded as a component of the cumulative effect of an accounting change upon the adoption of ASU 2017-05 which was issued as a part of ASU 2014-09. This gain was recorded as an offset to the opening accumulated deficit as of April 1, 2018.

Note receivable as of March 31, 2019 consisted of the following (in thousands):

March 31, 2019
Current assets
Note receivable, current	$3,000
Note receivable discount	(112)
Total current note receivable	$2,888

Long term assets
Note receivable, long term	$—
Note receivable discount	—
Deferred gain on sale	—
Total long term note receivable	$—

9. Property, Plant and Equipment

The cost and accumulated depreciation of property and equipment at March 31, 2020 and 2019 are as follows (in thousands):

	March 31, 2020	March 31, 2019
Construction in progress - equipment	$3,130	$603
Equipment and software	41,737	45,705
Furniture and fixtures	1,302	1,269
Leasehold improvements	2,477	1,955
Property, plant and equipment, gross	48,646	49,532
Less accumulated depreciation	(40,081)	(40,560)
Property, plant and equipment, net	$8,565	$8,972

Depreciation expense was $4.0 million and $4.3 million, for the fiscal years ended March 31, 2020 and 2019, respectively.  Construction in progress - equipment primarily includes capital investments in the Company's HTS equipment and leasehold improvements in the Company's leased facility in Ayer, Massachusetts.

10. Intangible Assets

Intangible assets at March 31, 2020 and 2019 consisted of the following (in thousands):

	2020			2019
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value	Estimated Useful Life
Core technology and know-how	$5,970	$(2,420)	$3,550	$4,970	$(2,080)	$2,890	5-10

The Company recorded intangible amortization expense of $0.3 million and $0.3 million, for the fiscal years ended March 31, 2020, and 2019, respectively.

Expected future amortization expense related to intangible assets is as follows (in thousands):

Fiscal years ending March 31,	Total
2021	$483
2022	483
2023	483
2024	483
2025	483
Thereafter	1,135
Total	$3,550

The geographic composition of intangible assets is as follows (in thousands):

	March 31,
	2020	2019
Intangible assets by geography:
U.S.	$3,550	$2,890
Total	$3,550	$2,890

The business segment composition of intangible assets is as follows (in thousands):

	March 31,
	2020	2019
Intangible assets by business segments:
Grid	$3,550	$2,890
Total	$3,550	$2,890

11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, 2020 and March 31, 2019 consisted of the following (in thousands):

	March 31, 2020	March 31, 2019
Accounts payable	$10,045	$2,939
Accrued inventories in-transit	763	244
Accrued other miscellaneous expenses	1,986	1,759
Advanced deposits	666	631
Accrued compensation	5,683	5,404
Income taxes payable	933	3,363
Accrued product warranty	2,015	1,545
Total	$22,091	$15,885

The Company generally provides a one to three year warranty on its products, commencing upon installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.

Product warranty activity was as follows (in thousands):

	Fiscal Years Ended March 31,
	2020	2019
Balance at beginning of period	$1,545	$1,769
Change in accruals for warranties during the period	542	727
Settlements during the period	(72)	(951)
Balance at end of period	$2,015	$1,545

12. Warrants and Derivative Liabilities

The Company accounts for its warrants as liabilities due to certain adjustment provisions within the instruments, which require that they be recorded at fair value. The warrants are subject to revaluation at each balance sheet date and any change in fair value is recorded as a change in fair value of warrants until the earlier of its expiration or its exercise at which time the warrant liability will be reclassified to equity. The Company calculated the fair value of the warrants utilizing an integrated lattice model. See Note 5, “Fair Value Measurements” for further discussion.

Hercules Warrant

The Company issued Hercules warrants to purchase 13,927 shares of common stock (the “First Warrant”) and 25,641 shares of common stock (the “Second Warrant”) in conjunction with prior term loans that have been repaid in full. On December 19, 2014, the Company entered into a second amendment to the Loan and Security Agreement with Hercules (the "Hercules Second Amendment"). In conjunction with the Hercules Second Amendment, the Company issued Hercules a warrant to purchase 58,823 shares of the Company’s common stock (the "Hercules Warrant") which replaced the First Warrant and the Second Warrant.  The Hercules Warrant was exercisable at any time after its issuance at an exercise price of $7.85 per share, subject to certain price-based and other anti-dilution adjustments, including the equity offering in May 2017, the acquisition of Infinia Technology Corporation ("ITC") with common stock in September 2017 and sales of common stock under the ATM entered into in January 2017.  This warrant had a fair value of $0.4 million as of March 31, 2019 and $0.1 million as of March 31, 2018.  On April 8, 2019 Hercules notified the Company of its intent to exercise this warrant on a cashless basis.  Hercules received 22,821 shares of the Company's common stock on April 17, 2019.  As a result of this exercise the Company recorded a net gain of $0.1 million to change in fair value of warrants, resulting from the decrease in the fair value of the Hercules Warrant during the year ended March 31, 2020.  The Company recorded a net loss of $0.2 million to change in fair value of warrants, resulting from the increase in the fair value of the Hercules Warrant during the year ended March 31, 2019.

November 2014 Warrant

On November 13, 2014, the Company completed an offering of 909,090 units of the Company’s common stock with Hudson Bay Capital. Each unit consisted of one share of the Company’s common stock and 0.9 of a warrant to purchase one share of common stock, or a warrant to purchase in the aggregate 818,181 shares (the “November 2014 Warrant”).  The November 2014 Warrant was exercisable at any time, at an exercise price equal to $7.81 per share, subject to certain price-based and other anti-dilution adjustments including those noted above.  On November 13, 2019, Hudson partially exercised the November 2014 Warrant for 786,000 restricted shares of Company common stock at $7.81 per share.  The remaining 32,181 warrants expired unexercised on November 13, 2019. As a result of this exercise the Company recorded a net gain $4.6 million to change in fair value of warrants, resulting from the decrease in the fair value of the November 2014 Warrant during the year ended March 31, 2020, and a net loss, resulting from an increase in the fair value of the November 2014 Warrant, of $3.5 million to change in fair value of derivatives and warrants in the fiscal year ended March 31, 2019. As of March 31, 2020, the Company has no remaining outstanding warrants

 Following is a summary of the key assumptions used to calculate the fair value of the November 2014 Warrant:

			September 30,	June 30,
Fiscal Year 2019			2019	2019
Risk-free interest rate			1.90%	2.11%
Expected annual dividend yield			—	—
Expected volatility			62.84%	60.58%
Term (years)			0.12	0.37
Fair value			$0.6 million	$1.7 million

	March 31,	December 31,	September 30,	June 30,	March 31,
Fiscal Year 2018	2019	2018	2018	2018	2018
Risk-free interest rate	2.43%	2.61%	2.62%	2.40%	2.20%
Expected annual dividend yield	—	—	—	—	—
Expected volatility	75.61%	70.29%	63.66%	67.40%	65.86%
Term (years)	0.62	0.87	1.12	1.37	1.62
Fair value	$4.6 million	$3.6 million	$1.3 million	$1.6 million	$1.1 million

13. Income Taxes

(Loss) income before income taxes for the fiscal years ended March 31, 2020, and 2019 are provided in the table as follows (in thousands):

	Fiscal years ended March 31,
	2020	2019
Income/(Loss) before income tax expense:
U.S.	$(18,260)	$(24,289)
Foreign	1,359	57,430
Total	$(16,901)	$33,141

The components of income tax expense (benefit) attributable to continuing operations consist of the following (in thousands):

	Fiscal years ended March 31,
	2020	2019
Current
Federal	$1,814	$1,246
Foreign	95	4,399
Total current	1,909	5,645

Deferred
Federal	(1,524)	1,588
Foreign	(190)	(853)
Total deferred	(1,714)	735

Income tax expense	$195	$6,380

The reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate is shown below.

	Fiscal years ended March 31,
	2020	2019
Statutory federal income tax rate	(21)%	(21)%
Foreign income tax rate differential	2	4
True-up of NOLs	1	(60)
GILTI	1	37
Other	(6)	3
Valuation allowance	24	92
Effective income tax rate	1%	(19)%

The following is a summary of the principal components of the Company’s deferred tax assets and liabilities (in thousands):

	March 31, 2020	March 31, 2019
Deferred tax assets:
Net operating loss carryforwards	$195,504	$181,657
Research and development and other tax credit carryforwards	13,244	13,046
Accruals and reserves	5,352	14,781
Fixed assets and intangible assets	1,697	1,553
Other	1,565	2,785
Gross deferred tax assets	217,362	213,822
Valuation allowance	(199,989)	(196,340)
Total deferred tax assets	17,373	17,482

Deferred tax liabilities:
Intercompany Debt	(14,365)	(16,028)
Other	(1,637)	(1,794)
Total deferred tax liabilities	(16,002)	(17,822)
Net deferred tax asset	$1,371	$(340)

             On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions include removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act of 2017. The CARES Act is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

The Company has provided a full valuation allowance against its net deferred income tax assets in the U.S. and China since it is more likely than not that its deferred tax assets will not be realizable. After consideration of all the available evidence, both positive and negative, the Company has determined that a $200.0 million valuation allowance at March 31, 2020 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

At March 31, 2020, the Company had aggregate net operating loss carryforwards in the U.S. for federal and state income tax purposes of approximately $799.2 million and $203.6 million, respectively, which expire in the years ending March 31, 2020 through 2040. For U.S. federal tax purpose, approximately $54.0 million of Federal net operating losses have an indefinite carryforward period. Included in the U.S. net operating loss are $3.7 million of acquired losses from Power Quality Systems, Inc. and $0.3 million of acquired losses from Infinia Technology Corporation. Research and development and other tax credit carryforwards amounting to approximately $10.1 million and $3.5 million are available to offset federal and state income taxes, respectively, and will expire in the years ending March 31, 2020 through 2040.

At March 31, 2020, the Company had aggregate net operating loss carryforwards for its Chinese operation of approximately $56.0 million, which can be carried forward for five years and begin to expire December 31, 2020.

Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “IRC”), provides limits on the extent to which a corporation that has undergone an ownership change (as defined) can utilize any net operating loss ("NOL") and general business tax credit carryforwards it may have. The Company last updated its study for the acquisition of ITC.  The Company increased its NOL’s by $0.3 million due to acquired losses in the fiscal year ended March 31, 2018 from ITC. The Company conducted a study on the acquired NOL and concluded that the limitations under Section 382 will not have a material impact on its ability to utilize its NOL carryforwards.  If there were material ownership changes subsequent to the study, such changes could limit the Company's ability to utilize its NOL carryforwards.

The total amount of undistributed foreign earnings available to be repatriated at March 31, 2020 was $1.9 million resulting in the recording of a $0.2 million deferred tax liability for foreign withholding taxes.

The Company has not recorded a deferred tax asset for the temporary difference associated with the excess of the tax greater than the book basis in its Chinese subsidiary as the future tax benefit is not expected to reverse in the foreseeable future.

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.  The Company did not identify any uncertain tax positions at March 31, 2020.  The Company did not have any gross unrecognized tax benefits at March 31, 2020 or 2019.

There were no reversals of uncertain tax positions in the fiscal years ended March 31, 2020 and 2019.

The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. Any unrecognized tax benefits, if recognized, would favorably affect its effective tax rate in any future period. The Company does not expect that the amounts of unrecognized benefits will change significantly within the next twelve months.

The Company conducts business globally and, as a result, its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Major tax jurisdictions include the U.S., China, Romania and Austria. All U.S. income tax filings for fiscal years ended March 31, 1996 through 2020 remain open and subject to examination.

All fiscal years from the fiscal year ended March 31, 2018 through 2020 remain open and subject to examination in Austria.  As of March 31, 2020, the Company remains open to audit for the calendar years 2015 and forward in China.  Tax filings in Romania for the fiscal years ended March 31, 2016 through 2020 remain open and subject to examination.

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

The Company also enters into leases for vehicles, IT equipment and service agreements, and other leases related to its manufacturing operations that are also included in the right-of-use asset and lease liability accounts if they are for a term of longer than twelve months. However, many of these leases are either short-term in nature or immaterial. The Company has made the policy election to exclude short-term leases from the balance sheet.

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

Supplemental balance sheet information related to leases at March 31, 2020 are as follows:

March 31, 2020
Operating Leases:
Right-of-use assets	$3,359
Total right-of-use assets	3,359

Lease liabilities - ST	$439
Lease liabilities - LT	3,000
Total operating lease liabilities	$3,439

Weighted-average remaining lease term	6.91 years
Weighted-average discount rate	7.08%

The costs related to the Company's leases for the year ended March 31, 2020 are included in selling, general and administrative costs and are as follows:

Year ended
March 31, 2020
Operating Lease:
Operating lease costs - fixed	$713
Operating lease costs - variable	100
Short-term lease costs	544
Total lease costs	$1,357

The Company’s estimated minimum future lease obligations under the Company's leases are as follows:

Operating Leases
Year ended March 31,
2021	$665
2022	647
2023	621
2024	559
2025	501
Thereafter	1,394
Total minimum lease payments	4,387
Less: interest	(948)
Present value of lease liabilities	$3,439

15. Stockholders’ Equity

Stock-Based Compensation Plans

As of March 31, 2020, the Company had two active stock plans: the 2007 Stock Incentive Plan, as amended (the “2007 Plan”) and the Amended and Restated 2007 Director Stock Plan (the “2007 Director Plan”).  On August 1, 2019, the Company’s stockholders approved amendments to the 2007 Plan and the 2007 Director Plan. The amendment to the 2007 Plan increased the total number of shares of common stock authorized for issuance under the 2007 Plan from 3,400,000 shares to 4,600,000 shares. The amendment to the 2007 Director Plan increased the total number of shares of common stock authorized for issuance under the 2007 Director Plan from 230,000 shares to 280,000 shares.

The 2007 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the IRC of 1986, as amended, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. In the case of options, the exercise price is no less than the fair market value of the common stock, as determined by (or in a manner approved by) the Board of Directors, on the date of grant. The contractual life of options is generally 10 years. Options generally vest over a 3-5 year period while restricted stock generally vests over a 3 year period.

The 2007 Director Plan provides for the grant of nonstatutory stock options and stock awards to members of the Board of Directors who are not also employees of the Company ("outside directors"). Under the terms of the 2007 Director Plan, each outside director is granted an option to purchase shares of common stock with an aggregate grant date value equal to $40,000 upon his or her initial election to the Board with an exercise price equal to the fair market value of the Company’s common stock on the date of the grant. These options vest in equal annual installments over a two-year period. In addition, each outside director is granted an award of shares of common stock with an aggregate grant date value equal to $40,000 as of the closing price three business days following the last day of each fiscal year, subject to proration for any partial fiscal year of service.

As of March 31, 2020, the 2007 Plan had 1,249,930 shares available for future issuance and the 2007 Director Plan had 108,474 shares available for future issuance.

Stock-Based Compensation

The components of stock-based compensation for the years ended March 31, 2020 and 2019 were as follows (in thousands):

	Fiscal years ended March 31,
	2020	2019
Stock options	$16	$221
Restricted stock and stock awards	1,870	2,781
Employee stock purchase plan	36	28
Total stock-based compensation expense	$1,922	$3,030

The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. The total unrecognized compensation cost for unvested outstanding stock options was $0.1 million for the fiscal year ended March 31, 2020. This expense will be recognized over a weighted-average expense period of approximately 1.2 years.  The total unrecognized compensation cost for unvested outstanding restricted stock was $3.4 million for the fiscal year ended March 31, 2020. This expense will be recognized over a weighted-average expense period of approximately 1.6 years.

The following table summarizes stock-based compensation expense by financial statement line item for the fiscal years ended March 31, 2020 and 2019 (in thousands):

	Fiscal years ended March 31,
	2020	2019
Cost of revenues	$66	$116
Research and development	333	365
Selling, general and administrative	1,522	2,549
Total	$1,922	$3,030

The following table summarizes the information concerning currently outstanding and exercisable employee and non-employee options:

	Options / Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding at March 31, 2019	164,265	$96.30
Granted	5,939	11
Canceled/forfeited	(29,923)	296.62
Outstanding at March 31, 2020	140,281	$49.95	2.91	$—
Exercisable at March 31, 2020	134,342	$51.68	2.9	$—
Fully vested and expected to vest at March 31, 2020	140,061	$50.01	2.63	$—

The Company granted options to purchase 5,939 shares of common stock during the year ended March 31, 2020.  The Company did not grant any stock options during the three and twelve months ended March 31, 2019.  The stock options granted during the year ended March 31, 2020 will vest over 2 years. The weighted average assumptions used in the Black Scholes valuation model for stock options granted during the year ended March 31, 2020 are as follows:

	Fiscal years ended March 31,
	2020	2019
Expected volatility	66.5%	N/A
Risk-free interest rate	1.8%	N/A
Expected life (years)	5.91	N/A
Dividend yield	None	N/A

The following table summarizes the employee and non-employee restricted stock activity for the year ended March 31, 2020:

	Shares	Weighted Average Grant Date Fair Value	Intrinsic Aggregate Value (thousands)
Outstanding at March 31, 2019	953,948	$5.26
Granted	389,174	8.74
Vested	(332,375)	6.21
Forfeited	(28,500)	7.22
Outstanding at March 31, 2020	982,247	$6.26	$5,383

The total fair value of restricted stock that was granted during the fiscal years ended March 31, 2020 and 2019 was $3.4 million and $3.6 million, respectively. The total fair value of restricted stock that vested during the fiscal years ended March 31, 2020 and 2019 was $2.9 million and $2.6 million, respectively.

There were 94,500 performance-based restricted shares awarded during the fiscal year ended March 31, 2020 for which the performance conditions are deemed probable to be met and the expense is being recorded over the expected vesting period.  There were 57,000 performance-based restricted shares awarded during the fiscal year ended March 31, 2019 of which 28,500 vested and the remaining 28,500 expired during fiscal 2019.

The remaining shares awarded vest upon the passage of time. For awards that vest upon the passage of time, expense is being recorded over the vesting period.

Employee Stock Purchase Plan

The Company maintains the 2000 Employee Stock Purchase Plan, as amended (the "ESPP") which provides employees with the opportunity to purchase shares of common stock at a price equal to the market value of the common stock at the end of the offering period, less a 15% purchase discount. As of March 31, 2020, the ESPP had 203,134 shares available for future issuance. The Company recognized less than $0.1 million of compensation expense for both the fiscal year ended March 31, 2020 and 2019, related to the ESPP.

16. Commitments and Contingencies

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

Lease Commitments

During the year ended March 31, 2020 all leases were recorded in Lease expense.  See Note 14, "Leases" for further details.  For the year ended March 31, 2019 rent expense was $1.3 million.  See Item 2, “Properties” for further information.

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

As of March 31, 2020, the Company had $5.7 million of restricted cash included in long-term assets and $0.5 million of restricted cash in current assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts including the irrevocable letter of credit in the amount of $5.0 million to secure certain of the Company’s obligations under the Subcontract Agreement with Commonwealth Edison Company. These deposits are held in interest bearing accounts.

17. Employee Benefit Plans

The Company has implemented a defined contribution plan (the “Plan”) under Section 401(k) of the IRC. Any contributions made by the Company to the Plan are discretionary. The Company has a stock match program under which the Company matched, in the form of Company common stock, 50% of the first 6% of eligible contributions. The Company recorded expense of $0.3 million for the fiscal year ended March 31, 2020, and $0.3 million for the fiscal year ended March 31, 2019, and recorded corresponding charges to additional paid-in capital related to this program.

18. Restructuring

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

The following table presents restructuring charges and cash payments during the year ended March 31, 2019 (in thousands):

	Severance pay and benefits	Facility exit and Relocation costs	Total
Accrued restructuring balance at April 1, 2018	$262	$173	$435
Charges to operations	—	450	450
Cash payments	(262)	(623)	(885)
Accrued restructuring balance at March 31, 2019	$—	$—	$—

All restructuring charges discussed above are included within restructuring in the Company’s consolidated statements of operations. The Company includes accrued restructuring within accounts payable and accrued expenses in the consolidated balance sheets.  There was no restructuring activity in the year ended March 31, 2020 or any remaining accrued restructuring balance as of March 31, 2020 or 2019.

19. Business Segments

The Company reports its financial results in two reportable business segments: Grid and Wind.

Through the Company’s power grid offerings, the Grid business segment enables electric utilities, industrial facilities, and renewable energy project developers to connect, transmit and distribute smarter, cleaner and better power through its transmission planning services, power electronics, and superconductor-based systems. The sales process is enabled by transmission planning services that allow it to identify power grid congestion, poor power quality and other risks, which helps the Company determine how its solutions can improve network performance. These services often lead to sales of grid interconnection solutions for wind farms and solar power plants, power quality systems, and transmission and distribution cable systems.  The Company also sells ship protection products to the U.S. Navy through its Grid business segment.

Through the Company’s wind power offerings, the Wind business segment enables manufacturers to field highly competitive wind turbines through its advanced power electronics and control system products, engineered designs, and support services. The Company supplies advanced power electronics and control systems, licenses its highly engineered wind turbine designs, and provides extensive customer support services to wind turbine manufacturers. The Company’s design portfolio includes a broad range of drive trains and power ratings of 2 megawatts ("MWs") and higher. The Company provides a broad range of power electronics and software-based control systems that are highly integrated and designed for optimized performance, efficiency, and grid compatibility.

The operating results for the two business segments are as follows (in thousands):

	Fiscal Years Ended March 31,
	2020	2019
Revenues:
Grid	$49,585	$34,290
Wind	14,253	21,917
Total	$63,838	$56,207

	Fiscal Years Ended March 31,
	2020	2019
Operating income (loss):
Grid	$(13,508)	$(10,600)
Wind	(7,699)	48,103
Unallocated corporate expenses	(1,922)	(3,480)
Total	$(23,129)	$34,023

Total assets for the two business segments as of March 31, 2020 and March 31, 2019 are as follows (in thousands):

	March 31, 2020	March 31, 2019
Grid	$44,044	$31,075
Wind	14,250	8,167
Corporate assets	65,815	80,088
Total	$124,109	$119,330

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

Unallocated corporate expenses primarily consist of stock-based compensation expense of $1.9 million and $3.0 million, in the fiscal years ended March 31, 2020 and 2019, respectively, and restructuring charges of $0.5 million for the fiscal year ended March 31, 2019.

Geographic information about property, plant and equipment associated with particular regions is as follows (in thousands):

	March 31,
	2020	2019
North America	$8,113	$8,555
Europe	397	345
Asia Pacific	55	72
Total	$8,565	$8,972

20. Recent Accounting Pronouncements

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

In July 2017, the FASB issued ASU 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815). The amendments in ASU 2017-11 provide guidance for freestanding equity-linked financial instruments, such as warrants and conversion options in convertible debt or preferred stock, and should no longer be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The ASU is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods.  As of April 1, 2019, the Company has adopted ASU 2017-11 and noted no significant impact on its consolidated financial statements, primarily due to the put option feature which required continued liability classification under ASC 840.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in ASU 2018-13 provide for increased effectiveness of the disclosures made around fair value measurements while including consideration for costs and benefits. The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those periods.  As the Company currently does not report on any level 3 fair value measurements, it is not expecting any material changes to its financial statements with the adoption of ASU2018-13.

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

21. Subsequent Events

The Company has performed an evaluation of subsequent events through the time of filing this Annual Report on Form 10-K with the SEC, and has determined that other than the notice of default discussed in Note 1, there are no such events to report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, an evaluation was conducted of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control – Integrated Framework (2013 Edition). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2020.

The effectiveness of our internal control over financial reporting as of March 31, 2020 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

The Company and Inox are parties to a supply contract, dated December 16, 2015 (as amended, the “Supply Contract”).  Pursuant to the terms of the Supply Contract, the Company has agreed to supply, and Inox has agreed to purchase, electric control systems (“ECS”) for use in Inox’s 2 megawatt doubly fed wind turbines. Under the Supply Contract, Inox must forecast future purchase orders of sets of ECS which become firm orders three months prior to shipment, and post irrevocable documentary letters of credit (“Approved L/Cs”) before the Company will ship such orders. Inox is currently delinquent on its obligation to post Approved L/Cs for sets of ECS that Inox forecasted to purchase under the terms of the Supply Contract.

On May 29, 2020, pursuant to Section 19.1 of the Supply Contract, the Company sent written notice (the “Default Notice”) to Inox notifying Inox of its default under Sections 3.4 and 3.5 of the Supply Contract due to Inox’s failure to post and maintain Approved L/Cs in the amount of €6.0 million for the payment of ECS that Inox is obligated to purchase under the terms of the Supply Contract.

If Inox fails to post and maintain Approved L/Cs in the amount of €6.0 million in accordance with the terms of the Supply Contract within the 90 (ninety) day cure period after receipt of the Default Notice, then the Company may terminate the Supply Contract by providing written notice of such termination to Inox.

The foregoing description of the Supply Contract is not complete and is qualified in its entirety by reference to the full text of the Supply Contract, a copy of which was filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, filed with the United States Securities and Exchange (“SEC”) on February 9, 2016, as amended by Amendment No. 1 and Amendment No. 2, filed as Exhibits 10.29 and 10.30, respectively, to the Company’s Annual Report on Form 10-K for the year ended March 31, 2018, filed with the SEC on June 6, 2018. The Supply Contract, as amended, is incorporated herein by reference.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is contained in part under the caption “Executive Officers” in Part I of this Annual Report on Form 10-K, and in part in our Proxy Statement for the Annual Meeting of Stockholders to be held in 2020 (the “2020 Proxy Statement”) in the sections “Corporate Governance — Members of the Board,” “Corporate Governance — Code of Business Conduct and Ethics,” “Corporate Governance —Board Committees” and “Corporate Governance — Board Committees — Audit Committee,” “Corporate Governance — Director Nomination Process”, “Corporate Governance — Board Determination of Independence”, which sections are incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The sections of the 2020 Proxy Statement titled “Information About Executive and Director Compensation,” “Information About Executive and Director Compensation — Compensation Committee Interlocks and Insider Participation” and “Information About Executive and Director Compensation — Compensation Committee Report” are incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections of the 2020 Proxy Statement titled “Stock Ownership of Certain Beneficial Owners and Management” and “Information about Executive Officer and Director Compensation — Securities Authorized for Issuance Under our Equity Compensation Plans” are incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections of the 2020 Proxy Statement titled “Certain Relationships and Related Transactions” and “Corporate Governance — Board Determination of Independence” and “Corporate Governance — Board Committees” are incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The section of the 2020 Proxy Statement titled “Ratification of Selection of Independent Registered Public Accounting Firm (Proposal 2)” is incorporated herein by reference.

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

Item 16.        FORM 10-K SUMMARY

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation of the Registrant, as amended.	S-3	333-191153	3.1	9/13/2013
3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated March 24, 2015.	8-K	000-19672	3.1	3/24/2015
3.3	Amended and Restated By-Laws of the Registrant.	S-3	333-191153	3.2	9/13/2013
4.1	Form of Indenture, between the Registrant and Wilmington Trust, National Association.	S-3	333-222874	4.1	2/5/2018
4.2	Form of Warrant Agreement, by and between the Registrant and the American Stock Transfer and Trust Company, dated November 13, 2014, and Form of Warrant.	8-K	000-19672	4.1	11/13/2014
4.3	Description of Capital Stock	10-K	000-19672	4.3	6/5/2019
10.1+	2007 Stock Incentive Plan, as amended.	8-K	000-19672	10.1	8/6/2019
10.2+	Form of Incentive Stock Option Agreement under 2007 Stock Incentive Plan, as amended.	8-K	000-19672	10.2	8/7/2007
10.3+	Form of Non-statutory Stock Option Agreement under 2007 Stock Option Plan, as amended.	8-K	000-19672	10.3	8/7/2007
10.4+	Form of Restricted Stock Agreement Regarding Awards to Executive Officers under 2007 Stock Option Plan, as amended.	8-K	000-19672	10.4	8/7/2007
10.5+	Form of Restricted Stock Agreement Regarding Awards to Employees, under 2007 Stock Option Plan, as amended.	8-K	000-19672	10.5	8/7/2007
10.6+	Form of Restricted Stock Agreement (regarding performance-based awards to executive officers and employees) under 2007 Stock Incentive Plan, as amended.	8-K	000-19672	10.1	5/20/2008
10.7+	Form of Option Surrender Agreement under 2007 Stock Incentive Plan, as amended.	10-Q	000-19672	10.4	11/6/2018
10.8+	Form of Performance-Based Restricted Stock Agreement for Executive Officers under 2007 Stock Incentive Plan, as amended.	10-Q	000-19672	10.1	2/5/2020
10.9+	Form of Time-Based Restricted Stock Agreement for Executive Officers under 2007 Stock Incentive Plan, as amended.	10-Q	000-19672	10.2	2/5/2020
10.10+	Amended and Restated 2007 Director Stock Plan.	8-K	000-19672	10.2	8/6/2019
10.11+	Form of Non-statutory Stock Option Agreement Under Amended and Restated 2007 Director Stock Plan.	8-K	000-19672	10.7	8/7/2007

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.12+	Form of Employee Nondisclosure and Developments Agreement.	10-K/A	333-43647	10.11	6/7/2018
10.13+	Amended and Restated Executive Severance Agreement, dated as of May 24, 2011, between the Registrant and Daniel P. McGahn.	8-K	000-19672	10.2	5/24/2011
10.14+	Executive Severance Agreement, dated as of January 13, 2012, between the Registrant and John W. Kosiba.	8-K	000-19672	10.1	4/4/2017
10.15+	First Amendment to Executive Severance Agreement, effective as of July 31, 2017, between the Registrant and John W. Kosiba.	10-Q	000-19672	10.1	11/7/2017
10.16+	Fiscal 2019 Executive Incentive Plan.	8-K	000-19672	10.1	6/5/2019

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.17†	Supply Contract, dated December 16, 2015, by and between the Registrant and Inox Wind Limited.	10-Q	000-19672	10.1	2/9/2016
10.18†	Amendment No. 1 to Supply Contract, entered into as of March 14, 2018 and effective as of November 8, 2017, by and between the Registrant and Inox Wind Limited.	10-K	000-19672	10.29	6/6/2018
10.19†	Amendment No. 2 to Supply Contract, entered into on May 21, 2018, by and between the Registrant and Inox Wind Limited.	10-K	000-19672	10.30	6/6/2018
10.20†	Technology License Agreement, dated December 16, 2015, by and among AMSC Austria GMBH, the Registrant and Inox Wind Limited.	10-Q	000-19672	10.2	2/9/2016
10.21	Purchase and Sale Agreement, dated as of February 1, 2018, by and between ASC Devens LLC and 64 Jackson, LLC.	8-K	000-19672	10.1	2/1/2018
10.22	Subordinated Secured Commercial Promissory Note of Jackson 64 MGI, LLC in favor of ASC Devens LLC dated March 28, 2018.	8-K	000-19672	10.1	4/3/2018
10.23	Assignment of Purchase and Sale Agreement, dated as of March 26, 2018, by and among ASC Devens LLC, 64 Jackson, LLC and Jackson 64 MGI, LLC.	8-K	000-19672	10.2	4/3/2018
10.24	Subordinated Second Mortgage of Jackson 64 MGI, LLC in favor of ASC Devens LLC effective March 28, 2018.	8-K	000-19672	10.3	4/3/2018
10.25	Subordinated Second Assignment of Leases and Rents by Jackson 64 MGI, LLC to ASC Devens LLC dated March 28, 2018.	8-K	000-19672	10.4	4/3/2018

10.26	Intercreditor, Subordination and Standstill Agreement by and among East Boston Savings Bank, ASC Devens LLC and Jackson 64 MGI, LLC dated March 28, 2018.	8-K	000-19672	10.5	4/3/2018
10.27	First Amendment to Intercreditor, Subordination and Standstill Agreement by and between East Boston Savings Bank and ASC Devens LLC dated March 28, 2019.	10-K	000-19672	10.38	6/5/2019
10.28	Subordination of Subordinated Second Mortgage Rents by ASC Devens LLC to East Boston Savings Bank dated March 28, 2019.	10-K	000-19672	10.38	6/5/2019
10.29	Subcontract Agreement, dated October 31, 2018, by and between the Registrant and Commonwealth Edison Company.	10-Q	000-19672	10.1	2/5/2019
10.30	Amendment to Subcontract Agreement, effective February 6, 2020, by and between the Registrant and Commonwealth Edison Company.					*
21.1	Subsidiaries.					*
23.1	Consent of RSM US LLP					*
31.1	Chief Executive Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Chief Financial Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
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

Date: June 2, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ Daniel P. McGahn	Chairman of the Board, President, Chief Executive Officer, and Director (Principal Executive Officer)	June 2, 2020
Daniel P. McGahn

/S/ John W. Kosiba, Jr.	Senior Vice President, Chief Financial Officer and Treasurer	June 2, 2020
John W. Kosiba, Jr.	(Principal Financial and Accounting Officer)

/S/ Arthur H. House	Lead Independent Director of the Board	June 2, 2020
Arthur H. House

/S/ Vikram S. Budhraja	Director	June 2, 2020
Vikram S. Budhraja

/S/ Barbara g. Littlefield	Director	June 2, 2020
Barbara G. Littlefield

/S/ David R. Oliver, Jr.	Director	June 2, 2020
David R. Oliver, Jr.