Form 10-Q
period 2020-06-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2020-08-05
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Shares outstanding of the Registrant’s common stock:

Common Stock, par value $0.01 per share	23,035,017
Class	Outstanding as of July 31, 2020

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$20,709	$24,699
Marketable securities	30,260	30,149
Accounts receivable, net	8,203	16,987
Inventory	17,061	18,975
Prepaid expenses and other current assets	3,615	2,959
Restricted cash	508	508
Total current assets	80,356	94,277

Marketable securities	5,070	5,046
Property, plant and equipment, net	8,331	8,565
Intangibles, net	3,429	3,550
Right-of-use assets	3,264	3,359
Goodwill	1,719	1,719
Restricted cash	5,659	5,657
Deferred tax assets	1,580	1,551
Other assets	262	385
Total assets	$109,670	$124,109

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$14,265	$22,091
Lease liability, current portion	444	439
Deferred revenue, current portion	14,724	18,430
Total current liabilities	29,433	40,960

Deferred revenue, long term portion	7,661	7,712
Lease liability, long term portion	2,891	3,000
Deferred tax liabilities	231	180
Other liabilities	35	38
Total liabilities	40,251	51,890

Commitments and Contingencies (Note 14)

Stockholders' equity:
Common stock	234	229
Additional paid-in capital	1,054,499	1,053,507
Treasury stock	(3,043)	(2,666)
Accumulated other comprehensive loss	(219)	(216)
Accumulated deficit	(982,052)	(978,635)
Total stockholders' equity	69,419	72,219
Total liabilities and stockholders' equity	$109,670	$124,109

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	June 30,
	2020	2019
Revenues	$21,213	$13,770

Cost of revenues	16,173	12,193

Gross margin	5,040	1,577

Operating expenses:
Research and development	2,499	2,473
Selling, general and administrative	5,637	5,255
Amortization of acquisition-related intangibles	121	85
Total operating expenses	8,257	7,813

Operating loss	(3,217)	(6,236)

Change in fair value of warrants	—	2,946
Interest income, net	158	505
Other expense, net	(170)	(543)
Loss before income tax expense	(3,229)	(3,328)

Income tax expense	188	211

Net loss	$(3,417)	$(3,539)

Net loss per common share
Basic	$(0.16)	$(0.17)
Diluted	$(0.16)	$(0.17)

Weighted average number of common shares outstanding
Basic	21,689	20,514
Diluted	21,689	20,514

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended
	June 30,
	2020	2019
Net loss	$(3,417)	$(3,539)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(3)	418
Total other comprehensive (loss) income, net of tax	(3)	418
Comprehensive loss	$(3,420)	$(3,121)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED June 30, 2020 AND 2019

(In thousands)

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance at March 31, 2020	22,902	$229	$1,053,507	$(2,666)	$(216)	$(978,635)	$72,219
Issuance of common stock - restricted shares	493	5	(5)	—	—	—	—
Stock-based compensation expense	—	—	909	—	—	—	909
Issuance of stock for 401(k) match	13	—	88	—	—	—	88
Repurchase of treasury stock	—	—	—	(377)	—	—	(377)
Cumulative translation adjustment	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	(3,417)	(3,417)
Balance at June 30, 2020	23,408	$234	$1,054,499	$(3,043)	$(219)	$(982,052)	$69,419

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance at March 31, 2019	21,652	$216	$1,044,622	$(2,101)	$(5)	$(961,539)	$81,193
Issuance of common stock - restricted shares	174	2	(2)	—	—	—	—
Stock-based compensation expense	—	—	249	—	—	—	249
Issuance of stock for 401(k) match	8	—	81	—	—	—	81
Issuance of common stock - warrant exercise	23	—	294	—	—	—	294
Repurchase of treasury stock	—	—	—	(283)	—	—	(283)
Cumulative translation adjustment	—	—	—	—	418	—	418
Net loss	—	—	—	—	—	(3,539)	(3,539)
Balance at June 30, 2019	21,857	$218	$1,045,244	$(2,384)	$413	$(965,078)	$78,413

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended June 30,
	2020	2019
Cash flows from operating activities:

Net loss	$(3,417)	$(3,539)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,000	1,149
Stock-based compensation expense	909	249
Provision for excess and obsolete inventory	789	89
Change in fair value of warrants	—	(2,946)
Non-cash interest income	(134)	(112)
Other non-cash items	102	100
Unrealized foreign exchange loss on cash and cash equivalents	85	—
Changes in operating asset and liability accounts:
Accounts receivable	8,783	(2,874)
Inventory	1,132	108
Prepaid expenses and other assets	(496)	(1,002)
Accounts payable and accrued expenses	(7,974)	(181)
Deferred revenue	(3,894)	3,093
Net cash used in operating activities	(3,115)	(5,866)

Cash flows from investing activities:
Purchase of property, plant and equipment	(637)	(836)
Proceeds from the sale of property, plant and equipment	—	3,001
Change in other assets	128	94
Net cash (used in)/provided by investing activities	(509)	2,259

Cash flows from financing activities:
Repurchase of treasury stock	(376)	(283)
Net cash used in financing activities	(376)	(283)

Effect of exchange rate changes on cash	12	359

Net decrease in cash, cash equivalents and restricted cash	(3,988)	(3,531)
Cash, cash equivalents and restricted cash at beginning of period	30,864	78,198
Cash, cash equivalents and restricted cash at end of period	$26,876	$74,667

Supplemental schedule of cash flow information:
Cash paid for income taxes, net of refunds	$225	$128
Non-cash investing and financing activities
Issuance of common stock to Hercules to settle warrant liability	—	294
Issuance of common stock to settle liabilities	88	81

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Operations and Liquidity

Nature of the Business and Operations

American Superconductor Corporation (together with its subsidiaries, “AMSC®” or the “Company”) was founded on April 9, 1987. The Company is a leading system provider of megawatt-scale power resiliency solutions that orchestrate the rhythm and harmony of power on the grid™, and that protect and expand the capability of the Navy’s fleet. The Company’s system level products leverage its proprietary “smart materials” and “smart software and controls” to provide enhanced resiliency and improved performance of megawatt-scale power flow.

These unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with United States generally accepted accounting principles (“GAAP”) and the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. The going concern basis of presentation assumes that the Company will continue operations and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those instructions. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended June 30, 2020 and 2019 and the financial position at June 30, 2020; however, these results are not necessarily indicative of results which may be expected for the full year. The interim condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2020, and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2020 filed with the SEC on June 2, 2020.

Liquidity

The Company has historically experienced recurring operating losses and as of June 30, 2020, the Company had an accumulated deficit of $982.1 million. In addition, the Company has historically experienced recurring negative operating cash flows.  At June 30, 2020, the Company had cash, cash equivalents, and marketable securities of $56.0 million. Marketable securities include certificate of deposits with maturities between eight and twenty-one months.  Cash used in operations for the three months ended June 30, 2020 was $3.1 million.

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

In March 2020, the World Health Organization declared the disease caused by the novel coronavirus, COVID-19, to be a pandemic. COVID-19 has spread throughout the globe, including in the Commonwealth of Massachusetts where the Company’s headquarters are located, and in other areas where the Company has business operations. In response to the outbreak, the Company has followed the guidelines of the U.S. Centers for Disease Control and Prevention and applicable state government authorities to protect the health and safety of the Company’s employees, families, suppliers, customers and communities. While these existing measures and, COVID-19 generally, have not materially disrupted the Company’s business to date, any future actions necessitated by the COVID-19 pandemic may result in disruption to the Company’s business.

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

The Company believes that based on the information presented above and its quarterly management assessment, it has sufficient liquidity to fund its operations and capital expenditures for the next twelve months following the issuance of the financial statements for the three months ended June 30, 2020. The Company’s liquidity is highly dependent on its ability to increase revenues, including its ability to collect revenues under its agreements with Inox, its ability to control its operating costs, and its ability to raise additional capital, if necessary.  The impact of the COVID-19 pandemic on the global financing markets may reduce the Company's ability to raise additional capital, if necessary, which could negatively impact the Company's liquidity.  There can be no assurance that the Company will be able to continue to raise additional capital, on favorable terms or at all, from other sources or execute on any other means of improving liquidity described above.

2. Revenue Recognition

The Company’s revenues in its Grid segment are derived primarily through enabling the transmission and distribution of power, providing planning services that allow it to identify power grid needs and risks, and developing ship protection systems for the U.S. Navy. The Company’s revenues in its Wind segment are derived primarily through supplying advanced power electronics and control systems, licensing its highly engineered wind turbine designs, and providing extensive customer support services to wind turbine manufacturers. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers. For its customer contracts, the Company identifies the performance obligations, determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) control of goods or services is transferred to the customer. In the three months ended June 30, 2020 and 2019, 80% and 78% of revenue, respectively, was recognized at the point in time when control transferred to the customer, with the remainder being recognized over time.

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

The Company's equipment and system product line includes certain contracts which do not meet the requirements of an exchange transaction and therefore do not fall within the scope of ASC 606.  As these non-exchange transaction contracts are considered grant revenue and do not fall within any specific accounting literature, the Company follows guidance within ASC 606 by analogy to recognize grant revenue over time.  In each of the three months ended June 30, 2020 and 2019 the Company recorded $0.4 million in grant revenue, which is included in the Company’s Grid segment revenue.

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

The Company’s policy is not to accept volume discounts, product returns, or rebates and allowances within its contracts. In the event a contract was approved with any of these terms, it would be evaluated for variable consideration, estimated and recorded as a reduction of revenue in the same period the related product revenue was recorded.

The Company provides assurance-type warranties on all product sales for a term of typically one to three years, and extended service-type warranties at the customer's option for an additional term ranging up to four additional years. The Company accrues for the estimated warranty costs for assurance warranties at the time of sale based on historical warranty experience plus any known or expected changes in warranty exposure. For all extended service-type warranties, the Company recognizes the revenue ratably over time during the effective period of the services.

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

The following tables disaggregate the Company’s revenue by product line and by shipment destination:

	Three Months Ended June 30, 2020
Product Line:	Grid	Wind
Equipment and systems	$16,537	$2,618
Services and technology development	1,178	880
Total	$17,715	$3,498

Region:
Americas	$10,554	$12
Asia Pacific	6,015	3,269
EMEA	1,146	217
Total	$17,715	$3,498

	Three Months Ended June 30, 2019
Product Line:	Grid	Wind
Equipment and systems	$8,354	$3,505
Services and technology development	1,501	410
Total	$9,855	$3,915

Region:
Americas	$7,801	$46
Asia Pacific	1,827	3,856
EMEA	227	13
Total	$9,855	$3,915

As of June 30, 2020, and June 30, 2019, the Company’s contract assets and liabilities primarily relate to the timing differences between cash received from a customer in connection with contractual rights to invoicing and the timing of revenue recognition following completion of performance obligations. The Company's accounts receivable balance is made up entirely of customer contract related balances. Changes in the Company’s contract assets, which are included in “Accounts receivable (unbilled)” and “Deferred program costs” (see Note 7, “Accounts Receivable” and Note 8, “Inventory” for a reconciliation to the condensed consolidated balance sheets) and contract liabilities, which are included in the current portion and long term portion of "Deferred revenue" in the Company’s condensed consolidated balance sheets, are as follows:

	Unbilled Accounts Receivable	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2020	$5,711	$1,631	$26,142
Increases for costs incurred to fulfill performance obligations	—	1,978	—
Increase (decrease) due to customer billings	(3,620)	—	12,276
Decrease due to cost recognition on completed performance obligations	—	(2,815)	—
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	2,033	—	(16,227)
Other changes and FX impact	1	7	194
Ending balance as of June 30, 2020	$4,125	$801	$22,385

	Unbilled Accounts Receivable	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2019	$2,213	$318	$15,521
Increases for costs incurred to fulfill performance obligations	—	771	—
Increase (decrease) due to customer billings	(1,584)	—	10,857
Decrease due to cost recognition on completed performance obligations	—	(4)	—
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	1,467	—	(7,761)
Other changes and FX impact	(3)	3	73
Ending balance as of June 30, 2019	$2,093	$1,088	$18,690

The Company’s remaining performance obligations represent the unrecognized revenue value of the Company’s contractual commitments. The Company’s performance obligations may vary significantly each reporting period based on the timing of major new contractual commitments. As of June 30, 2020, the Company had outstanding performance obligations on existing contracts under ASC 606 to be recognized in the next twelve months of approximately $53.7 million. There are also approximately $14.5 million of outstanding performance obligations to be recognized over a period of thirteen to sixty months. The remaining performance obligations are subject to customer actions and therefore the timing of revenue recognition cannot be reasonably estimated. The twelve-month performance obligations include anticipated shipments to Inox based on the twelve-month rolling forecast provided by Inox on the multi-year supply contract. The quantities specified in any forecast provided by Inox related to the multi-year supply contract are firm and irrevocable for the first three months of a twelve-month rolling forecast. The timing of the performance obligations beyond the twelve-month forecast provided by Inox are not determinable and therefore are not included in the total remaining performance obligations.  See Note 1, “Nature of the Business and Operations and Liquidity,” for further information regarding the uncertainty of timing of the performance obligations as a result of the written notice that the Company sent to Inox on May 29, 2020 notifying Inox of its default under the supply contract.

The following table sets forth customers who represented 10% or more of the Company’s total revenues for the three months ended June 30, 2020 and 2019:

		Three Months Ended
	Reportable	June 30,
	Segment	2020	2019
Inox Wind Limited	Wind	<10%	27%
Micron Technology	Grid	0%	25%
Siemens Gamesa Renewable Energy	Grid	25%	0%
EPC Services Company	Grid	24%	0%

3. Stock-Based Compensation

The Company accounts for its stock-based compensation at fair value. The following table summarizes stock-based compensation expense by financial statement line item for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019
Cost of revenues	$28	$3
Research and development	130	10
Selling, general and administrative	751	236
Total	$909	$249

The Company issued 27,341 shares of immediately vested common stock and 658,667 shares of restricted stock awards during the three months ended June 30, 2020 and issued 13,174 shares of immediately vested common stock and 160,500 shares of restricted stock awards during the three months ended June 30, 2019.  These restricted stock awards generally vest over 2-3 years.  Awards for restricted stock include both time-based and performance-based awards.  For options and restricted stock awards that vest upon the passage of time, expense is being recorded over the vesting period.  Performance-based awards are expensed over the requisite service period based on probability of achievement.

The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. The total unrecognized compensation cost for unvested outstanding stock options was less than $0.1 million at June 30, 2020. This expense will be recognized over a weighted average expense period of approximately 0.9 years. The total unrecognized compensation cost for unvested outstanding restricted stock was $6.3 million at June 30, 2020. This expense will be recognized over a weighted-average expense period of approximately 2.1 years.

The Company did not grant any stock options during the three months ended June 30, 2020.  The Company granted 5,939 stock options during the three months ended June 30, 2019.  The stock options granted during the three months ended June 30, 2019 will vest over 2 years. The weighted average assumptions used in the Black Scholes valuation model for stock options granted during the three months ended June 30, 2019 are as follows:

	Three Months Ended June 30,
	2020	2019
Expected volatility	N/A	66.5%
Risk-free interest rate	N/A	1.8%
Expected life (years)	N/A	5.91
Dividend yield	N/A	None

4. Computation of Net Loss per Common Share

Basic net loss per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Where applicable, diluted EPS is computed by dividing the net loss by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. Stock options and warrants that are out-of-the-money with exercise prices greater than the average market price of the underlying common shares and shares of performance based restricted stock where the contingency was not met are excluded from the computation of diluted EPS as the effect of their inclusion would be anti-dilutive.  For the three months ended June 30, 2020, 0.1 million shares related to outstanding stock options were not included in the calculation of diluted EPS as they were considered anti-dilutive. For the three months ended June 30, 2019, 1.0 million shares were not included in the calculation of diluted EPS as they were considered anti-dilutive, of which 0.2 million relate to outstanding stock options, and 0.8 million relate to outstanding warrants.

The following table reconciles the numerators and denominators of the earnings per share calculation for the three months ended June 30, 2020 and 2019 (in thousands, except per share data):

	Three Months Ended June 30,
	2020	2019
Numerator:
Net loss	$(3,417)	$(3,539)
Denominator:
Weighted-average shares of common stock outstanding	22,827	21,499
Weighted-average shares subject to repurchase	(1,138)	(985)
Shares used in per-share calculation ― basic	21,689	20,514
Shares used in per-share calculation ― diluted	21,689	20,514
Net loss per share ― basic	$(0.16)	$(0.17)
Net loss per share ― diluted	$(0.16)	$(0.17)

5. Goodwill

The Company did not identify any triggering events in the three months ended June 30, 2020, that would require interim impairment testing of goodwill.

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

The Company provides a gross presentation of activity within Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements.  A change in the hierarchy of an investment from its current level is reflected in the period during which the pricing methodology of such investment changes.  Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 is made in the event that the related security is significant to total cash and investments.  The Company did not have any transfers of assets and liabilities from Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three months ended June 30, 2020.

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

Marketable Securities

Marketable securities consist of certificates of deposit that are measured using such inputs as quoted prices and are classified within Level 1 of the valuation hierarchy. The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such classification as of each balance sheet date.  All marketable securities are considered available for sale and are carried at fair value.   Changes in fair value are recorded to other income (expense), net.  The Company recognized $0.1 million in unrealized gains on marketable securities, which is recorded in other income (expense), net, for the three months ended June 30, 2020 and did not recognize any gains or losses on marketable securities in the three months ended June 30, 2019.  The Company periodically reviews the realizability of each short and long term marketable security when impairment indicators exist with respect to the security.  If other than temporary impairment of value of the security exists, the carrying value of the security is written down to its estimated fair value.

Warrants

The Company issued warrants in conjunction with an equity offering to Hudson Bay Capital in November 2014 and a Loan and Security Agreement with Hercules Technology Growth Capital, Inc. (“Hercules”). The warrants issued to Hercules were exercised on April 8, 2019.  The warrants issued to Hudson were partially exercised on November 13, 2019 and the remaining unexercised warrants expired on November 13, 2019.  As of June 30, 2020 the Company has no remaining outstanding warrants.

The Company historically relied on various assumptions in a lattice model to determine the fair value of warrants. The Company had valued the warrants within Level 3 of the valuation hierarchy. See Note 12, “Warrants and Derivative Liabilities,” for a discussion of the warrants and the valuation assumptions used.

The following table provides the assets and liabilities carried at fair value on a recurring basis, measured as of June 30, 2020 and March 31, 2020 (in thousands):

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020:
Assets:
Cash equivalents	$15,502	$15,502	$—	$—
Marketable securities	$35,330	$35,330	$—	$—

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2020:
Assets:
Cash equivalents	$19,394	$19,394	$—	$—
Marketable securities	$35,195	$35,195	$—	$—

7. Accounts Receivable

Accounts receivable at June 30, 2020 and March 31, 2020 consisted of the following (in thousands):

	June 30, 2020	March 31, 2020
Accounts receivable (billed)	$4,078	$11,276
Accounts receivable (unbilled)	4,125	5,711
Accounts receivable, net	$8,203	$16,987

8. Inventory

Inventory, net of reserves, at June 30, 2020 and March 31, 2020 consisted of the following (in thousands):

	June 30, 2020	March 31, 2020
Raw materials	$8,158	$10,739
Work-in-process	1,677	1,345
Finished goods	6,425	5,260
Deferred program costs	801	1,631
Net inventory	$17,061	$18,975

The Company recorded inventory write-downs of $0.8 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively.  These write-downs were based on the Company's evaluation of its inventory on hand for excess quantities and obsolescence.

Deferred program costs as of June 30, 2020 and March 31, 2020 primarily represent costs incurred on programs where the Company needs to complete performance obligations before the related revenue and costs will be recognized.

9. Property, Plant and Equipment

The cost and accumulated depreciation of property, plant and equipment at June 30, 2020 and March 31, 2020 are as follows (in thousands):

	June 30, 2020	March 31, 2020
Construction in progress - equipment	$3,739	$3,130
Equipment and software	41,798	41,737
Furniture and fixtures	1,317	1,302
Leasehold improvements	2,480	2,477
Property, plant and equipment, gross	49,334	48,646
Less accumulated depreciation	(41,003)	(40,081)
Property, plant and equipment, net	$8,331	$8,565

Depreciation expense was $0.9 million and $1.1 million for the three months ended June 30, 2020 and 2019, respectively. Construction in progress - equipment primarily includes capital investments in the Company's HTS equipment and leasehold improvements in the Company's leased facility in Ayer, Massachusetts.

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2020 and March 31, 2020 consisted of the following (in thousands):

	June 30, 2020	March 31, 2020
Accounts payable	$3,539	$10,045
Accrued inventories in-transit	1,201	763
Accrued other miscellaneous expenses	2,342	1,986
Advanced deposits	665	666
Accrued compensation	3,404	5,683
Income taxes payable	946	933
Accrued product warranty	2,168	2,015
Total	$14,265	$22,091

The Company generally provides a one to three year warranty on its products, commencing upon delivery or installation where applicable. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.

Product warranty activity was as follows (in thousands):

	Three Months Ended June 30,
	2020	2019
Balance at beginning of period	$2,015	$1,545
Change in accruals for warranties during the period	236	85
Settlements during the period	(83)	(24)
Balance at end of period	$2,168	$1,606

11. Income Taxes

The Company recorded income tax expense of $0.2 million in each of the three month periods ended June 30, 2020 and 2019.

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.  The Company re-evaluates these uncertain tax positions on a quarterly basis.  The evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity.  Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.  The Company did not identify any uncertain tax positions in the three months ended June 30, 2020 and did not have any gross unrecognized tax benefits as of March 31, 2020.

12. Warrants and Derivative Liabilities

The Company accounted for its warrants as liabilities due to certain adjustment provisions within the instruments, which required that they be recorded at fair value. The warrants were subject to revaluation at each balance sheet date and any change in fair value was recorded as a change in fair value of warrants until the earlier of its expiration or its exercise at which time the warrant liability was reclassified to equity. The Company calculated the fair value of the warrants utilizing an integrated lattice model. See Note 6, "Fair Value Measurements", for further discussion.

Hercules Warrants

On December 19, 2014, the Company entered into a second amendment to the Loan and Security Agreement with Hercules (the "Hercules Second Amendment"). In conjunction with the Hercules Second Amendment, the Company issued Hercules a warrant to purchase 58,823 shares of the Company’s common stock (the "Hercules Warrant") which replaced the First Warrant and the Second Warrant.  The Hercules Warrant was exercisable at any time after its issuance at an exercise price of $7.85 per share, subject to certain price-based and other anti-dilution adjustments, including the equity offering in May 2017, the acquisition of Infinia Technology Corporation ("ITC") with common stock in September 2017 and sales of common stock under the ATM entered into in January 2017.  This warrant had a fair value of $0.4 million as of March 31, 2019.  On April 8, 2019, Hercules notified the Company of its intent to exercise this warrant on a cashless basis.  Hercules received 22,821 shares of the Company's common stock on April 17, 2019.  As a result of this exercise the Company recorded a net gain of $0.1 million to change in fair value of warrants, resulting from the decrease in the fair value of the Hercules Warrant during the three months ended June 30, 2019.

November 2014 Warrant

On November 13, 2014, the Company completed an offering of 909,090 units of the Company’s common stock with Hudson Bay Capital. Each unit consisted of one share of the Company’s common stock and 0.9 of a warrant to purchase one share of common stock, or a warrant to purchase in the aggregate 818,181 shares (the “November 2014 Warrant”).  The November 2014 Warrant was exercisable at any time, at an exercise price equal to $7.81 per share, subject to certain price-based and other anti-dilution adjustments including those noted above.  On November 13, 2019, Hudson partially exercised the November 2014 Warrant for 786,000 restricted shares of Company common stock at $7.81 per share.  The remaining 32,181 warrants expired on November 13, 2019. The Company recorded a net gain of $2.9 million to change in fair value of warrants, resulting from the decrease in the fair value of the November 2014 Warrant during the three months ended June 30, 2019.  As of June 30, 2020, the Company had no remaining outstanding warrants.

13. Leases

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

All significant lease arrangements are recognized at lease commencement.  Operating lease right–of-use assets and lease liabilities are recognized at commencement. The operating lease right-of-use asset includes any lease payments related to initial direct cost and prepayments and excludes any lease incentives. Lease expense is recognized on a straight-line basis over the lease term.  The Company enters into a variety of operating lease agreements through the normal course of its business, but primarily real estate leases to support its operations. The real estate lease agreements generally provide for fixed minimum rental payments and the payment of real estate taxes and insurance. Many of these real estate leases have one or more renewal options that allow the Company, at its discretion, to renew the lease for varying periods up to five years or to terminate the lease. Only renewal options or termination rights that the Company believed were likely to be exercised were included in the lease calculations.

The Company also enters into leases for vehicles, IT equipment and service agreements, and other leases related to its manufacturing operations that are also included in the right-of-use assets and lease liability accounts if they are for a term of longer than twelve months. However, many of these leases are either short-term in nature or immaterial. The Company has made the policy election to exclude short term leases from the balance sheet.

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

The Company did not identify any leases that are classified as financing leases.

Supplemental balance sheet information related to leases at June 30, 2020 and March 31, 2020 are as follows:

	June 30, 2020	March 31, 2020
Operating Leases:
Right-of-use assets	$3,264	$3,359
Total right-of-use assets	3,264	3,359

Lease liabilities - ST	$444	$439
Lease liabilities - LT	2,891	3,000
Total operating lease liabilities	3,335	3,439

Weighted-average remaining lease term	6.7	6.9
Weighted-average discount rate	7.09%	7.08%

The costs related to the Company's leases for the three months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended	Three Months Ended
	June 30, 2020	June 30, 2019
Operating Leases:
Operating lease costs - fixed	$178	$178
Operating lease costs - variable	27	21
Short-term lease costs	168	233
Total lease costs	373	432

The Company’s estimated minimum future lease obligations under the Company's leases are as follows:

Operating Leases
Year ended March 31,
2020	$501
2021	646
2022	620
2023	558
2024	501
Thereafter	1,396
Total minimum lease payments	4,222
Less: interest	(887)
Present value of lease liabilities	3,335

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

As of June 30, 2020 and March 31, 2020, the Company had $5.7 million of restricted cash included in long-term assets and $0.5 million of restricted cash included in current assets, respectively. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts and long-term projects, including the irrevocable letter of credit in the amount of $5.0 million to secure certain of the Company's obligations under the Subcontract Agreement with ComEd.  These deposits are held in interest bearing accounts.

15. Business Segments

The Company reports its financial results in two reportable business segments: Grid and Wind.

Through the Company’s power grid offerings, the Grid business segment enables electric utilities, industrial facilities, and renewable energy project developers to connect, transmit and distribute power with exceptional efficiency, reliability, security and affordability through its transmission planning services, power electronics, and superconductor-based systems. The sales process is enabled by transmission planning services that allow it to identify power grid congestion, poor power quality and other risks, which helps the Company determine how its solutions can improve network performance. These services often lead to sales of grid interconnection solutions for wind farms and solar power plants, power quality systems, and transmission and distribution cable systems.  The Company also sells ship protection products to the U.S. Navy through its Grid business segment.

Through the Company’s wind power offerings, the Wind business segment enables manufacturers to field wind turbines with exceptional power output, reliability and affordability.  The Company provides advanced power electronics and control system products, engineered designs, and support services. The Company supplies advanced power electronics and control systems, licenses its highly engineered wind turbine designs, and provides extensive customer support services to wind turbine manufacturers. The Company’s design portfolio includes a broad range of drive trains and power ratings of 2 megawatts ("MWs") and higher. The Company provides a broad range of power electronics and software-based control systems that are highly integrated and designed for optimized performance, efficiency, and grid compatibility.

The operating results for the two business segments are as follows (in thousands):

	Three Months Ended June 30,
	2020	2019
Revenues:
Grid	$17,715	$9,855
Wind	3,498	3,915
Total	$21,213	$13,770

	Three Months Ended June 30,
	2020	2019
Operating loss:
Grid	$(1,188)	$(4,663)
Wind	(1,120)	(1,324)
Unallocated corporate expenses	(909)	(249)
Total	$(3,217)	$(6,236)

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

Unallocated corporate expenses primarily consist of stock-based compensation expense of $0.9 million and $0.2 million in the three months ended June 30, 2020 and 2019, respectively.

Total assets for the two business segments as of June 30, 2020 and March 31, 2020 are as follows (in thousands):

	June 30, 2020	March 31, 2020
Grid	$34,651	$44,044
Wind	11,293	14,250
Corporate assets	63,726	65,815
Total	$109,670	$124,109

16. Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in ASU 2016-13 will provide more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that year.  Following the release of ASU 2019-10 in November 2019, the new effective date, as long as the Company remains a smaller reporting company, would be annual reporting periods beginning after December 15, 2022.  The Company is currently evaluating the impact, if any, that the adoption of ASU 2016-13 may have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in ASU 2018-13 provide for increased effectiveness of the disclosures made around fair value measurements while including consideration for costs and benefits. The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those periods. As of April 1, 2020, the Company has adopted ASU 2018-13 and noted no material impact on its consolidated financial statements, primarily due to the fact that the Company does not currently report any Level 3 fair value measurements.

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

17. Subsequent Events

The Company has performed an evaluation of subsequent events through the time of filing this Quarterly Report on Form 10-Q with the SEC and has determined that other than the following information, there are no such events to report.  In July 2020, the Company undertook restructuring activities, approved by the Board of Directors, in order to reorganize its global manufacturing operations and reduce its workforce to better reflect the current demand for its wind products.  Over the remainder of fiscal 2020 the Company intends to consolidate Wind manufacturing activities into its Massachusetts facilities and as a result reduced the headcount at its operation in Romania.   The costs associated with this restructuring event are not expected to be material to the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that relate to future events or conditions, including without limitation, the statements in Part II, “Item 1A. Risk Factors” and in Part I under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects, the timing of our resilient electric grid ("REG") system project with Commonwealth Edison Company, our prospective results of operations or financial position and adoption of accounting changes may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain. There are a number of important factors that could materially impact the value of our common stock or cause actual results to differ materially from those indicated by such forward-looking statements. These important factors include, but are not limited to: We have a history of operating losses, which may continue in the future. Our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter; We have a history of negative operating cash flows, and we may require additional financing in the future, which may not be available to us; We may be required to issue performance bonds or provide letters of credit, which restricts our ability to access any cash used as collateral for the bonds or letters of credit; Changes in exchange rates could adversely affect our results of operations; If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired and may lead investors and other users to lose confidence in our financial data; We may not realize all of the sales expected from our backlog of orders and contracts; Our contracts with the U.S. government are subject to audit, modification or termination by the U.S. government and include certain other provisions in favor of the government. The continued funding of such contracts remains subject to annual congressional appropriation, which, if not approved, could reduce our revenue and lower or eliminate our profit; The novel coronavirus (“COVID-19”) pandemic could adversely impact our business, financial condition and results of operations; Our financial condition may have an adverse effect on our customer and supplier relationships; We may experience difficulties re-establishing our HTS wire production capability in our Ayer, Massachusetts facility; Our success is dependent upon attracting and retaining qualified personnel and our inability to do so could significantly damage our business and prospects; Historically, a significant portion of our revenues have been derived from a single customer and if this customer’s business is negatively affected, it could adversely impact our business; Our success in addressing the wind energy market is dependent on the manufacturers that license our designs; Our business and operations would be adversely impacted in the event of a failure or security breach of our information technology infrastructure; Failure to comply with evolving data privacy and data protection laws and regulations or to otherwise protect personal data, may adversely impact our business and financial results; We rely upon third-party suppliers for the components and subassemblies of many of our Grid and Wind products, making us vulnerable to supply shortages and price fluctuations, which could harm our business; Many of our revenue opportunities are dependent upon subcontractors and other business collaborators; If we fail to implement our business strategy successfully, our financial performance could be harmed; Problems with product quality or product performance may cause us to incur warranty expenses and may damage our market reputation and prevent us from achieving increased sales and market share; Many of our customers outside of the United States may be either directly or indirectly related to governmental entities, and we could be adversely affected by violations of the United States Foreign Corrupt Practices Act and similar worldwide anti-bribery laws outside the United States; We have had limited success marketing and selling our superconductor products and system-level solutions, and our failure to more broadly market and sell our products and solutions could lower our revenue and cash flow; We may acquire additional complementary businesses or technologies, which may require us to incur substantial costs for which we may never realize the anticipated benefits; Our success depends upon the commercial adoption of the REG system, which is currently limited, and a widespread commercial market for our products may not develop; Adverse changes in domestic and global economic conditions could adversely affect our operating results; We have operations in, and depend on sales in, emerging markets, including India, and global conditions could negatively affect our operating results or limit our ability to expand our operations outside of these markets. Changes in India’s political, social, regulatory and economic environment may affect our financial performance; Our products face competition, which could limit our ability to acquire or retain customers; Our international operations are subject to risks that we do not face in the United States, which could have an adverse effect on our operating results; Growth of the wind energy market depends largely on the availability and size of government subsidies, economic incentives and legislative programs designed to support the growth of wind energy; Lower prices for other fuel sources may reduce the demand for wind energy development, which could have a material adverse effect on our ability to grow our Wind business; Unfavorable results of legal proceedings could have a material adverse effect on our business, operating results and financial condition; We may be unable to adequately prevent disclosure of trade secrets and other proprietary information; Our patents may not provide meaningful protection for our technology, which could result in us losing some or all of our market position; We face risks related to our technologies; We face risks related to our legal proceedings; We face risks related to our common stock; and the important factors discussed under the caption "Risk Factors" in Part 1. Item 1A of our Form 10-K for the fiscal year ended March 31, 2020 and our other reports filed with the SEC. These important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Any such forward-looking statements represent management’s estimates as of the date of this Quarterly Report on Form 10-Q. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

American Superconductor®, Amperium®, AMSC®, D-VAR®, PowerModule™, D-VAR VVO®, PQ-IVR®, SeaTitan®, Gridtec Solutions™, Windtec Solutions™, Smarter, Cleaner...Better Energy™ and Orchestrate the Rhythm and Harmony of Power on the Grid are trademarks or registered trademarks of American Superconductor Corporation or our subsidiaries. We reserve all of our rights with respect to our trademarks or registered trademarks regardless of whether they are so designated in this Quarterly Report on Form 10-Q by an ® or ™ symbol. All other brand names, product names, trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

Executive Overview

We are a leading system provider of megawatt-scale resiliency solutions that orchestrate the rhythm and harmony of power on the grid™, and that protect and expand the capability of the Navy's fleet. In the power grid market, we enable electric utilities, industrial facilities, and renewable energy project developers to connect, transmit and distribute smarter, cleaner and better power through our transmission planning services and power electronics and superconductor-based systems. In the wind power market, we enable manufacturers to field highly competitive wind turbines through our advanced power electronics and control system products, engineering, and support services. Our power grid and wind products and services provide exceptional reliability, security, efficiency and affordability to our customers.

Our power system solutions help to improve energy efficiency, alleviate power grid capacity constraints, improve system resiliency, and increase the adoption of renewable energy generation. Demand for our solutions is driven by the growing needs for modernized smart grids that improve power reliability, security and quality, the U.S. Navy's effort to upgrade on-board power systems to support fleet electrification, and the need for increased renewable sources of electricity, such as wind and solar energy. Concerns about these factors have led to increased spending by corporations and the military, as well as supportive government regulations and initiatives on local, state, and national levels, including renewable portfolio standards, tax incentives and international treaties.

We manufacture products using two proprietary core technologies: PowerModule™ programmable power electronic converters and our Amperium® high temperature superconductor (“HTS”) wires. These technologies and our system-level solutions are protected by a broad and deep intellectual property portfolio consisting of hundreds of patents and licenses worldwide.

We operate our business under two market-facing business units: Grid and Wind. We believe this market-centric structure enables us to more effectively anticipate and meet the needs of the U.S. Navy, electric utilities, industrial facilities, power generation project developers and wind turbine manufacturers.

•

Grid. Through our Gridtec Solutions™, our Grid business segment enables electric utilities, industrial facilities and renewable energy project developers to connect, transmit and distribute power with exceptional efficiency, reliability, security and affordability. We provide transmission planning services that allow us to identify power grid congestion, poor power quality, and other risks, which help us determine how our solutions can improve network performance. These services often lead to sales of our grid interconnection solutions for wind farms and solar power plants, power quality systems and transmission and distribution cable systems.  We also sell ship protection products to the U.S. Navy through our Grid business segment.

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

Our fiscal year begins on April 1 and ends on March 31. When we refer to a particular fiscal year, we are referring to the fiscal year beginning on April 1 of that same year. For example, fiscal 2020 refers to the fiscal year beginning on April 1, 2020. Other fiscal years follow similarly.

On October 31, 2018, we entered into a Subcontract Agreement with Commonwealth Edison Company (“ComEd”) (the “Subcontract Agreement”) for the manufacture and installation of the Company’s REG system within ComEd’s electric grid in Chicago, Illinois (the “Project”). As provided in the Subcontract Agreement, the Subcontract Agreement became effective upon the signing of an amendment by us and the U.S. Department of Homeland Security (“DHS”) to the existing contract (the “Prime Contract”) between us and DHS on June 20, 2019. Unless terminated earlier by us, ComEd or DHS according to the terms of the Subcontract Agreement, the term of the Subcontract Agreement will continue until we complete our warranty obligations under the Subcontract Agreement. Under the terms of the Subcontract Agreement, we have agreed, among other things, to provide the REG system and to supervise ComEd’s installation of the REG system in Chicago. As part of our separate cost sharing arrangement with DHS under the Prime Contract, we expect funding provided by DHS in connection with the Subcontract Agreement to be between $9.0 to $11.0 million, which represents the total amount of revenue we are expected to recognize over the term of the Subcontract Agreement and includes up to $1.0 million that we have agreed to reimburse ComEd for costs incurred by ComEd while undertaking its tasks under the Subcontract Agreement (the “Reimbursement Amount”). In addition, we are required to deliver an irrevocable letter of credit in the amount of $5.0 million to secure certain Company obligations under the Subcontract Agreement, which we have done, and deposited $5.0 million in an escrow account as collateral to secure such letter of credit.  ComEd has agreed to provide the site and provide all civil engineering work required to support the installation, operation and integration of the REG system into ComEd’s electric grid. Other than the Reimbursement Amount, ComEd is responsible for its own costs and expenses. DHS’s approval to commence with construction was obtained on June 20, 2019. Substation work on the project began in late 2019 and we are on schedule to deliver the REG project hardware in late 2020. The REG system is expected to be operational in 2021.

In March 2020, the World Health Organization declared the disease caused by the novel coronavirus, COVID-19 to be a pandemic. COVID-19, has spread throughout the globe, including in the Commonwealth of Massachusetts where our headquarters are located, and in other areas where we have business operations. In response to the outbreak, we have followed the guidelines of the U.S. Centers for Disease Control and Prevention and applicable state government authorities to protect the health and safety of our employees, their families, our suppliers, our customers and our communities. While these existing measures and, COVID-19 generally, have not materially disrupted our business to date, any future actions necessitated by the COVID-19 pandemic may result in disruption to our business.

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

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. There were no significant changes in the critical accounting policies that were disclosed in our Form 10-K for the fiscal year ended March 31, 2020.

Results of Operations

Three months ended June 30, 2020 compared to the three months ended June 30, 2019

Revenues

Total revenues increased 54% to $21.2 million for the three months ended June 30, 2020, compared to $13.8 million for the three months ended June 30, 2019.  Our revenues are summarized as follows (in thousands):

	Three Months Ended June 30,
	2020	2019
Revenues:
Grid	$17,715	$9,855
Wind	3,498	3,915
Total	$21,213	$13,770

Our Grid business unit accounted for 84% of total revenues for the three months ended June 30, 2020, compared to 72% for the three months ended June 30, 2019. Our Grid business unit revenues increased 80% to $17.7 million in the three months ended June 30, 2020, from $9.9 million in the three months ended June 30, 2019. Grid business unit revenue in the three months ended June 30, 2020 was driven by stronger D-VAR, VVO and SPS revenue.

Our Wind business unit accounted for 16% of total revenues for the three months ended June 30, 2020, compared to 28% for the three months ended June 30, 2019. Revenues in the Wind business unit decreased 11% to $3.5 million in the three months ended June 30, 2020, from $3.9 million in the three months ended June 30, 2019. The decrease over the prior year period was driven primarily by decreased shipments of electrical control systems ("ECS") to Inox partially offset by increased ECS shipments to Doosan.  As further described in Note 1 “Nature of the Business and Operations and Liquidity,” Inox is currently delinquent on its obligations to post letters of credit for sets of ECS that Inox has agreed to purchase under the terms of the supply contract, and on May 29, 2020, we sent written notice to Inox notifying Inox of its default under the supply contract due to Inox’s failure to post letters of credit in the amount of €6.0 million for the payment of ECS that Inox is obligated to purchase under the terms of the supply contract. If Inox fails to post letters of credit in the amount of €6.0 million in accordance with the terms of the supply contract within the ninety-day cure period after receipt of the default notice, then we may terminate the supply contract by providing written notice of such termination to Inox.  In addition, Inox’s ability to perform under the supply contract has been and may continue to be hampered by the prolonged impacts of the COVID-19 pandemic. Starting in March 2020 through the end of May 2020, India’s manufacturing facilities were closed at the direction of India’s government and since such time have closed periodically in regions that become highly affected by COVID-19.  We cannot predict if and when Inox will resume posting letters of credit for payment of contracted-for shipments of ECS. Inox's continued failure to post letters of credit and take delivery of contracted-for shipments of ECS has negatively impacted, and could continue to negatively impact, our revenues and liquidity.  In the event we were to terminate the supply contract, our revenues and liquidity could also be negatively impacted.  Inox has been active in the new central and state government auction regime in India and has a cumulative order book of over 1.4 GW.  However, we cannot predict if and how successful Inox will be in executing on these orders or in obtaining new orders under the new central and state auction regime. Any failure by Inox to succeed under this regime, or any delay in Inox’s ability to deliver its wind turbines, could result in fewer ECS shipments to Inox.

Cost of Revenues and Gross Margin

Cost of revenues increased by 33% to $16.2 million for the three months ended June 30, 2020, compared to $12.2 million for the three months ended June 30, 2019. Gross margin was 24% for the three months ended June 30, 2020, compared to 11% for the three months ended June 30, 2019.  The increase in gross margin in the three months ended June 30, 2020 was due to higher revenue and a more favorable product mix.

Operating Expenses

Research and development

Research and development expenses were $2.5 million in both periods.  There was a slight increase in overall compensation offset by lower travel expenses in the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Selling, general, and administrative

Selling, general and administrative ("SG&A") expenses increased 7% in the three months ended June 30, 2020 to $5.6 million from $5.3 million in the three months ended June 30, 2019. The increase in SG&A expense in the three months ended June 30, 2020 was due to higher overall compensation expense than in the prior year period.

Amortization of acquisition related intangibles

We recorded amortization expense related to our core technology and know-how, trade names and trademark, and intangible assets of $0.1 million in each of the three month periods ended June 30, 2020 and 2019.

Operating loss

Our operating loss is summarized as follows (in thousands):

	Three Months Ended June 30,
	2020	2019
Operating loss:
Grid	$(1,188)	$(4,663)
Wind	(1,120)	(1,324)
Unallocated corporate expenses	(909)	(249)
Total	$(3,217)	$(6,236)

Our Grid segment generated an operating loss of $1.2 million in the three months ended June 30, 2020, compared to $4.7 million in the three months ended June 30, 2019. The decrease in the Grid business unit operating loss in the three months ended June 30, 2020 was primarily due to higher revenues and a more favorable product mix.

Our Wind segment generated an operating loss of $1.1 million in the three months ended June 30, 2020, compared to $1.3 million in the three months ended June 30, 2019. The decrease in the Wind business unit operating loss was due to lower sales and marketing expenses.

Unallocated corporate expenses primarily consisted of stock-based compensation expense of $0.9 million and $0.2 million in the three months ended June 30, 2020 and 2019, respectively.

Change in fair value of warrants

There were no warrants outstanding in the three months ended June 30, 2020  The change in fair value of warrants resulted in a gain of $2.9 million in the three months ended June 30, 2019. The change in the fair value was primarily driven by changes in stock price, which is a key valuation metric.

Interest income, net

Interest income, net, was $0.2 million in the three months ended June 30, 2020, compared to $0.5 million in the three months ended June 30, 2019. The decrease in interest income in the three months ended June 30, 2020 was related to lower cash balances earning lower interest rates than in the prior period.

Other expense, net

Other expense, net, was $0.2 million in the three months ended June 30, 2020, compared to $0.5 million in the three months ended June 30, 2019.  The decrease in other expense, net, was primarily driven by lower foreign currency losses.

Income Taxes

Income tax expense in both of the three month periods ended June 30, 2020 and 2019 was $0.2 million. The income tax expense is due primarily to taxes incurred in foreign jurisdictions.

Net loss

Net loss was $3.4 million in the three months ended June 30, 2020, compared to $3.5 million in the three months ended June 30, 2019.  The decrease in net loss was primarily driven by increased gross margin offset by the gain on fair value of warrants in the prior year period that did not recur in the three months ended June 30, 2020.

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

We define non-GAAP net loss as net loss before stock-based compensation, amortization of acquisition-related intangibles, changes in fair value of warrants, and other non-cash or unusual charges, and the tax effect of those adjustments calculated at the relevant rate for our non-GAAP metric, if applicable.  We believe non-GAAP net loss assists management and investors in comparing our performance across reporting periods on a consistent basis by excluding these non-cash charges and other items that we do not believe are indicative of our core operating performance. In addition, we use non-GAAP net loss as a factor to evaluate the effectiveness of our business strategies. A reconciliation of GAAP to non-GAAP net loss is set forth in the table below (in thousands, except per share data):

	Three Months Ended June 30,
	2020	2019
Net loss	$(3,417)	$(3,539)
Stock-based compensation	909	249
Amortization of acquisition-related intangibles	121	85
Change in fair value of warrants	—	(2,946)
Non-GAAP net loss	$(2,387)	$(6,151)

Non-GAAP net loss per share - basic and diluted	$(0.11)	$(0.30)
Weighted average shares outstanding - basic and diluted	21,689	20,514

We incurred non-GAAP net losses of $2.4 million or $0.11 per share, for the three months ended June 30, 2020, compared to $6.2 million, or $0.30 per share for the three months ended June 30, 2019. The decrease in non-GAAP net loss was due to improved operating loss driven by higher revenues and a more favorable product mix.

For a description and reconciliation of our other non-GAAP financial measure, non-GAAP operating cash flow, see below under “Non-GAAP Financial Measure – Non-GAAP Operating Cash Flow.”

Liquidity and Capital Resources

We have experienced recurring operating losses, and as of June 30, 2020, had an accumulated deficit of $982.1 million.

Our cash requirements depend on numerous factors, including the successful completion of our product development activities, our ability to commercialize our REG and ship protection system solutions, the rate of customer and market adoption of our products, collecting receivables according to established terms, the continued availability of U.S. government funding during the product development phase of our superconductor-based products, whether Inox is successful in executing on SECI orders or in obtaining additional orders under the new central and state auction regime, and whether and the extent to which Inox fulfills its purchase obligations under our supply contract. We continue to closely monitor our expenses and, if required, expect to further reduce our operating and capital spending to enhance liquidity.

As of June 30, 2020, we had cash, cash equivalents, restricted cash, and marketable securities of $62.2 million, compared to $66.1 million as of March 31, 2020, a decrease of $3.9 million. As of June 30, 2020, we had approximately $6.0 million of cash, cash equivalents, and restricted cash in foreign bank accounts. Our cash and cash equivalents, marketable securities and restricted cash are summarized as follows (in thousands):

	June 30, 2020	March 31, 2020
Cash and cash equivalents	$20,709	$24,699
Marketable securities	35,330	35,195
Restricted cash	6,167	6,165
Total cash, cash equivalents, marketable securities and restricted cash	$62,206	$66,059

For the three months ended June 30, 2020, net cash used in operating activities was $3.1 million, compared to $5.9 million for the three months ended June 30, 2019. The decrease in net cash used in operations was due primarily to collections on accounts receivable, partially offset by higher payments on accounts payable and accrued expenses in the three months ended June 30, 2020 as compared to June 30, 2019.

For the three months ended June 30, 2020, net cash used in investing activities was $0.5 million, compared to cash provided by investing activities of $2.3 million for the three months ended June 30, 2019. The decrease in net cash provided by investing activities was due primarily to the receipt of the second installment payment under the note receivable from the sale of our former Devens facility in the three months ended June 30, 2019 with no such transaction in the current fiscal year.

For the three months ended June 30, 2020, net cash used in financing activities was $0.4 million compared to $0.3 million in the three months ended June 30, 2019.  The increase in net cash used in financing activities was due primarily to the repurchase of common stock in connection with employee tax obligations upon the vesting of stock awards.

As of June 30, 2020, we had $5.7 million of restricted cash included in long-term assets and $0.5 million of restricted cash included in current assets.  These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts and long-term projects, including the irrevocable letter of credit in the amount of $5.0 million to secure certain of the Company's obligations under the Subcontract Agreement with ComEd. These deposits are held in interest bearing accounts.

We believe we have sufficient available liquidity to fund our operations and capital expenditures for the next twelve months. In addition, we may seek to raise additional capital, which could be in the form of loans, convertible debt or equity, to fund our operating requirements and capital expenditures. We have no outstanding warrants as of June 30, 2020. Our liquidity is highly dependent on our ability to increase revenues, including our ability to collect revenues under our agreements with Inox, control our operating costs, and raise additional capital, if necessary. There can be no assurance that we will be able to raise additional capital on favorable terms or at all, or execute on any other means of improving our liquidity as described above.  Additionally, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to raise additional capital, if necessary, which could negatively impact our liquidity.

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

	Three months ended
	June 30, 2020	June 30, 2019
Operating cash flow	$(3,115)	$(5,866)
Sinovel settlement (net of legal fees and expenses)	—	1,000
Non-GAAP operating cash flow	$(3,115)	$(4,866)

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

In addition, we have various contractual arrangements under which we have committed to purchase minimum quantities of goods or services on an annual basis.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in ASU 2016-13 provide more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that year.  Following the release of ASU 2019-10 in November 2019, the new effective date, as long as the Company remains a smaller reporting company, would be annual reporting periods beginning after December 15, 2022.   We are currently evaluating the impact, if any, that the adoption of ASU 2016-13 may have on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in ASU 2018-13 provide for increased effectiveness of the disclosures made around fair value measurements while including consideration for costs and benefits. The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those periods.  As of April 1, 2020, we have adopted ASU 2018-13 and noted no material impact on our consolidated financial statements, primarily due to the fact that we do not currently report any Level 3 fair value measurements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors described in Part I, Item IA of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the SEC on June 2, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s stock repurchase activity during the three months ended June 30, 2020 was as follows:

Month	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
April 1, 2020 - April 30, 2020	0	0	—	—
May 1, 2020 - May 31, 2020	0	0	—	—
June 1, 2020 - June 30, 2020	49,598	$7.59	—	—
Total	49,598	$7.59	—	—

(a) During the three months ended June 30, 2020, we purchased shares in connection with our stock-based compensation plans, whereby shares of our common stock were tendered by employees for payment of applicable statutory tax withholdings.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.1	Fiscal 2020 Incentive Plan.	8-K	000-19672	10.1	5/27/20

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet as of June 30, 2020 and March 31, 2020 (ii) Condensed Statements of Operations and Income for the three months ended June 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended June 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2020 and 2019, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SUPERCONDUCTOR CORPORATION

Date:	August 5, 2020	By:	/s/ John W. Kosiba, Jr.
John W. Kosiba, Jr.
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)