Form 10-Q
period 2020-12-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2021-02-03
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Shares outstanding of the Registrant’s common stock:

Common Stock, par value $0.01 per share	27,581,625
Class	Outstanding as of February 1, 2021

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$67,909	$24,699
Marketable securities	10,239	30,149
Accounts receivable, net	12,083	16,987
Inventory, net	14,176	18,975
Prepaid expenses and other current assets	4,634	2,959
Restricted cash	629	508
Total current assets	109,670	94,277

Marketable securities	—	5,046
Property, plant and equipment, net	9,547	8,565
Intangibles, net	9,964	3,550
Right-of-use assets	3,806	3,359
Goodwill	34,659	1,719
Restricted cash	5,604	5,657
Deferred tax assets	1,386	1,551
Other assets	411	385
Total assets	$175,047	$124,109

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$17,015	$22,091
Lease liability, current portion	581	439
Derivative liabilities	6,730	—
Deferred revenue, current portion	15,683	18,430
Total current liabilities	40,009	40,960

Deferred revenue, long term portion	8,695	7,712
Lease liability, long term portion	3,329	3,000
Deferred tax liabilities	70	180
Other liabilities	26	38
Total liabilities	52,129	51,890

Commitments and Contingencies (Note 15)

Stockholders' equity:
Common stock	280	229
Additional paid-in capital	1,120,333	1,053,507
Treasury stock	(3,593)	(2,666)
Accumulated other comprehensive loss	(405)	(216)
Accumulated deficit	(993,697)	(978,635)
Total stockholders' equity	122,918	72,219
Total liabilities and stockholders' equity	$175,047	$124,109

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Revenues	$23,632	$17,915	$65,961	$45,697

Cost of revenues	19,676	16,329	51,444	38,770

Gross margin	3,956	1,586	14,517	6,927

Operating expenses:
Research and development	3,029	2,049	8,248	6,920
Selling, general and administrative	7,085	6,071	18,609	16,726
Amortization of acquisition-related intangibles	360	85	601	255
Change in fair value of contingent consideration	2,740	—	2,740	—
Total operating expenses	13,214	8,205	30,198	23,901

Operating loss	(9,258)	(6,619)	(15,681)	(16,974)

Change in fair value of warrants	—	556	—	4,648
Interest income, net	53	262	373	1,101
Other (expense)/income, net	(274)	(932)	(920)	45
Loss before income tax expense (benefit)	(9,479)	(6,733)	(16,228)	(11,180)

Income tax expense (benefit)	(1,546)	112	(1,166)	29

Net loss	$(7,933)	$(6,845)	$(15,062)	$(11,209)

Net loss per common share
Basic	$(0.31)	$(0.32)	$(0.65)	$(0.54)
Diluted	$(0.31)	$(0.35)	$(0.65)	$(0.75)

Weighted average number of common shares outstanding
Basic	25,470	21,185	23,011	20,786
Diluted	25,470	21,203	23,011	20,894

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net loss	$(7,933)	$(6,845)	$(15,062)	$(11,209)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(142)	609	(189)	(242)
Total other comprehensive (loss) income, net of tax	(142)	609	(189)	(242)
Comprehensive loss	$(8,075)	$(6,236)	$(15,251)	$(11,451)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND nine MONTHS ENDED December 31, 2020 AND 2019

(In thousands)

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance at March 31, 2020	22,902	$229	$1,053,507	$(2,666)	$(216)	$(978,635)	$72,219
Issuance of common stock - restricted shares, net of forfeitures	493	5	(5)	—	—	—	—
Stock-based compensation expense	—	—	909	—	—	—	909
Issuance of stock for 401(k) match	13	—	88	—	—	—	88
Repurchase of treasury stock	—	—	—	(377)	—	—	(377)
Cumulative translation adjustment	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	(3,417)	(3,417)
Balance at June 30, 2020	23,408	$234	$1,054,499	$(3,043)	$(219)	$(982,052)	$69,419
Issuance of common stock - ESPP	8	—	99	—	—	—	99
Issuance of common stock - restricted shares, net of forfeitures	33	—	—	—	—	—	—
Stock-based compensation expense	—	—	849	—	—	—	849
Issuance of stock for 401(k) match	9	—	101	—	—	—	101
Repurchase of treasury stock	—	—	—	(293)	—	—	(293)
Cumulative translation adjustment	—	—	—	—	(43)	—	(43)
Net loss	—	—	—	—	—	(3,712)	(3,712)
Balance at September 30, 2020	23,458	$234	$1,055,548	$(3,336)	$(262)	$(985,764)	$66,420
Issuance of common stock - restricted shares, net of forfeitures	(32)	—	—	—	—	—	—
Stock-based compensation expense	—	—	839	—	—	—	839
Issuance of stock for 401(k) match	5	—	82	—	—	—	82
Issuance of common stock - stock offering	3,670	37	51,440	—	—	—	51,477
Issuance of common stock - NEPSI acquisition	874	9	12,424	—	—	—	12,433
Repurchase of treasury stock	—	—	—	(257)	—	—	(257)
Cumulative translation adjustment	—	—	—	—	(143)	—	(143)
Net loss	—	—	—	—	—	(7,933)	(7,933)
Balance at December 31, 2020	27,975	$280	$1,120,333	$(3,593)	$(405)	$(993,697)	$122,918

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance at March 31, 2019	21,652	$216	$1,044,622	$(2,101)	$(5)	$(961,539)	$81,193
Issuance of common stock - restricted shares	174	2	(2)	—	—	—	—
Stock-based compensation expense	—	—	249	—	—	—	249
Issuance of stock for 401(k) match	8	—	81	—	—	—	81
Issuance of common stock - warrant exercise	23	—	294	—	—	—	294
Repurchase of treasury stock	—	—	—	(283)	—	—	(283)
Cumulative translation adjustment	—	—	—	—	418	—	418
Net loss	—	—	—	—	—	(3,539)	(3,539)
Balance at June 30, 2019	21,857	$218	$1,045,244	$(2,384)	$413	$(965,078)	$78,413
Issuance of common stock - ESPP	15	—	100	—	—	—	100
Issuance of common stock - restricted shares	10	—	—	—	—	—	—
Stock-based compensation expense	—	—	397	—	—	—	397
Issuance of stock for 401(k) match	12	—	92	—	—	—	92
Repurchase of treasury stock	—	—	—	(222)	—	—	(222)
Cumulative translation adjustment	—	—	—	—	(1,269)	—	(1,269)
Net loss	—	—	—	—	—	(825)	(825)
Balance at September 30, 2019	21,894	$218	$1,045,833	$(2,606)	$(856)	$(965,903)	$76,686
Issuance of common stock - restricted shares	167	2	(2)	—	—	—	—
Stock-based compensation expense	—	—	590	—	—	—	590
Issuance of stock for 401(k) match	8	—	69	—	—	—	69
Issuance of common stock - warrant exercise	786	8	6,131	—	—	—	6,139
Repurchase of treasury stock	—	—	—	(60)	—	—	(60)
Cumulative translation adjustment	—	—	—	—	609	—	609
Net loss	—	—	—	—	—	(6,845)	(6,845)
Balance at December 31, 2019	22,855	$228	$1,052,621	$(2,666)	$(247)	$(972,748)	$77,188

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended December 31,
	2020	2019
Cash flows from operating activities:

Net loss	$(15,062)	$(11,209)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	3,811	3,312
Stock-based compensation expense	2,597	1,236
Provision for excess and obsolete inventory	1,610	491
Deferred income taxes	(1,828)	(1,069)
Change in fair value of contingent consideration	2,740	—
Change in fair value of warrants	—	(4,648)
Non-cash interest income	(48)	—
Other non-cash items	291	(22)
Unrealized foreign exchange loss/(gain) on cash and cash equivalents	366	(209)
Changes in operating asset and liability accounts:
Accounts receivable	6,376	(8,661)
Inventory	7,419	(6,968)
Prepaid expenses and other assets	6	(332)
Accounts payable and accrued expenses	(7,894)	2,648
Deferred revenue	(5,255)	7,652
Net cash used in operating activities	(4,871)	(17,779)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,574)	(2,926)
Proceeds from the sale of property, plant and equipment	1	3,001
Purchase of marketable securities	—	(35,000)
Sale of marketable securities	25,006	—
Cash paid for acquisition	(26,000)	—
Change in other assets	(6)	37
Net cash used in investing activities	(2,573)	(34,888)

Cash flows from financing activities:
Employee taxes paid related to net settlement of equity awards	(927)	(565)
Proceeds from exercise of warrants	—	6,139
Proceeds from public equity offering, net	51,477	—
Proceeds from exercise of employee stock options and ESPP	99	100
Net cash provided by financing activities	50,649	5,674

Effect of exchange rate changes on cash	73	30

Net increase/(decrease) in cash, cash equivalents and restricted cash	43,278	(46,963)
Cash, cash equivalents and restricted cash at beginning of period	30,864	78,198
Cash, cash equivalents and restricted cash at end of period	$74,142	$31,235

Supplemental schedule of cash flow information:
Cash paid for income taxes, net of refunds	$630	$3,520
Non-cash investing and financing activities
Issuance of common stock in connection with the purchase of Northeast Power Systems, Inc.	$12,433	$—
Issuance of common stock to Hercules to settle warrant liability	—	294
Issuance of common stock to settle liabilities	271	242

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Operations and Liquidity

Nature of the Business and Operations

American Superconductor Corporation (together with its subsidiaries, “AMSC®” or the “Company”) was founded on April 9, 1987. The Company is a leading system provider of megawatt-scale power resiliency solutions that Orchestrate the Rhythm and Harmony of Power on the Grid™ and that protect and expand the capability of the Navy’s fleet. The Company’s system level products leverage its proprietary “smart materials” and “smart software and controls” to provide enhanced resiliency and improved performance of megawatt-scale power flow.

These unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with United States generally accepted accounting principles (“GAAP”) and the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. The going concern basis of presentation assumes that the Company will continue operations and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those instructions. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended December 31, 2020 and 2019 and the financial position at December 31, 2020; however, these results are not necessarily indicative of results which may be expected for the full year. The interim condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2020, and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2020 filed with the SEC on June 2, 2020.

Liquidity

The Company has historically experienced recurring operating losses and as of December 31, 2020, the Company had an accumulated deficit of $993.7 million. In addition, the Company has historically experienced recurring negative operating cash flows.  At December 31, 2020, the Company had cash, cash equivalents, and marketable securities of $78.1 million. Marketable securities include certificate of deposits with maturities between three and nine months.  Cash used in operations for the nine months ended December 31, 2020 was $4.9 million.

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

On October 1, 2020 (the "Acquisition Date"), the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with the selling stockholders named therein.  Pursuant to the terms of the Stock Purchase Agreement and concurrently with entering into such agreement, the Company acquired all of the issued and outstanding (i) shares of capital stock of Northeast Power Systems, Inc., a New York corporation (“NEPSI”), and (ii) membership interests of Northeast Power Realty, LLC, a New York limited liability company, which holds the real property that serves as NEPSI’s headquarters (the "Acquisition"). NEPSI is a U.S.-based global provider of medium-voltage metal-enclosed power capacitor banks and harmonic filter banks for use on electric power systems. NEPSI is now a wholly-owned subsidiary of the Company and is operated by its Grid business unit. The purchase price was $26.0 million in cash and 873,657 restricted shares of common stock of the Company.  As part of the transaction, the selling stockholders may receive up to an additional 1,000,000 shares of common stock of the Company upon the achievement of certain specified revenue objectives in the future.

On October 22, 2020, the Company entered into an underwriting agreement with Oppenheimer & Co. Inc., as representative of the several underwriters named therein, relating to the issuance and sale (the “Offering”) of 3,670,000 shares of the Company’s common stock at a public offering price of $15.00 per share. The net proceeds to the Company from the Offering were approximately $51.5 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The Offering closed on October 26, 2020. In addition, the Company had granted the underwriters a 30-day option to purchase up to an additional 550,500 shares of common stock at the public offering price which was not exercised.

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

The Company believes that based on the information presented above and its quarterly management assessment, it has sufficient liquidity to fund its operations and capital expenditures for the next twelve months following the issuance of the financial statements for the nine months ended December 31, 2020. The Company’s liquidity is highly dependent on its ability to increase revenues, including its ability to collect revenues under its agreements with Inox, its ability to control its operating costs, and its ability to raise additional capital, if necessary.  The impact of the COVID-19 pandemic on the global financing markets may reduce the Company's ability to raise additional capital, if necessary, which could negatively impact the Company's liquidity.  There can be no assurance that the Company will be able to continue to raise additional capital, on favorable terms or at all, from other sources or execute on any other means of improving liquidity described above.

2. NEPSI Acquisition

Acquisition of NEPSI

As described in Note 1, Nature of the Business and Operations and Liquidity, on the Acquisition Date, the Company acquired all of the issued and outstanding shares of capital stock of NEPSI and membership interests of Northeast Power Realty, LLC, a New York limited liability company, which holds the real property that serves as NEPSI’s headquarters. NEPSI is a U.S.-based global provider of medium-voltage metal-enclosed power capacitor banks and harmonic filter banks for use on electric power systems. Prior to the Acquisition, the Company had purchased $0.4 million of products from NEPSI in fiscal year 2019 for which NEPSI was paid and had recorded revenue.

Pursuant to the Stock Purchase Agreement, the Company acquired all of the issued and outstanding shares of NEPSI, and membership interest in the realty entity, for which the Company paid $26.0 million in cash and issued 873,657 restricted shares of the Company’s common stock. Additionally, the Company may issue to the selling stockholders up to an additional 1,000,000 shares of common stock upon NEPSI’s achievement of specified revenue objectives during varying periods of up to four years following closing of the Acquisition. This contingent consideration is recorded as a derivative liability based on a Monte Carlo simulation to determine fair value at the time of issuance. NEPSI is now a wholly-owned subsidiary of the Company and is operated and reported as a component of its Grid business unit.

The Acquisition completed by the Company during the nine months ended December 31, 2020 has been accounted for under the purchase method of accounting in accordance with ASC 805, Business Combinations. The Company allocated the purchase price to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition. The excess of the purchase price paid by the Company over the estimated fair value of net assets acquired has been recorded as goodwill.  As NEPSI was previously a private company, the adoption of Accounting Standards Codification ("ASC 606") was completed as part of the Acquisition.  See Note 3 "Revenue Recognition" for further details.  There were no leases acquired and the Acquisition had no impact to the Company's reporting under ASC 842.

The total purchase price of approximately $42.4 million includes the fair value of shares of the Company’s common stock issued at closing, cash paid, and contingent consideration as follows (in millions):

Cash payment	$26.0
Issuance of 873,657 shares of Company’s common stock	12.4
Contingent consideration	4.0
Total consideration	42.4

At the Acquisition Date, in addition to the $26.0 million cash, the Company valued the Company’s common stock, using $14.23 per share, which was the closing price on the day that the Company acquired NEPSI and $4.0 million of contingent consideration for the earnout liability valued as of the Acquisition Date. Acquisition costs of $0.3 million were recorded in selling, general and administrative ("SG&A") costs for the three and nine months ended December 31, 2020.

The fair value of the contingent consideration was determined using a Monte Carlo model and is accounted for as a derivative liability which is revalued at the fair value determined at each subsequent balance sheet date until the contingencies are resolved and the shares to be issued are determined, with the change in fair value recorded in the current period operating loss or (income).  See Note 13, "Warrants and Derivative Liabilities" for further details and a summary of key assumptions used to determine fair value in each period.

The following table summarizes the allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed and related deferred income taxes in connection with the Acquisition (in millions):

Net working capital (excluding inventory and deferred revenue)	$0.1
Inventory	4.2
Property, plant and equipment	2.3
Deferred revenue	(2.7)
Deferred tax liability	(1.7)
Net tangible assets/(liabilities)	2.2

Backlog	0.6
Trade names and trademarks	0.6
Customer relationships	6.1
Net identifiable intangible assets/(liabilities)	7.3

Goodwill	32.9

Total purchase consideration	$42.4

Inventory includes a $1.0 million adjustment to step up the inventory balance to fair value consistent with the purchase price allocation.  The fair value was determined based on the estimated selling price of the inventory, less the remaining manufacturing and selling cost and a normal profit margin on those manufacturing and selling efforts. The $1.0 million step up adjustment increased cost of revenue in the three and nine months periods ended December 31, 2020 as the inventory was sold.  This increase is not reflected in the pro forma condensed combined statements of operations because it does not have a continuing impact beyond the first year.

Backlog of $0.6 million was evaluated using the multi period excess earnings method under the income approach. The contracts with customers do not provide for any guarantees to source all future requirements from the Company. The amortization method being utilized is economic consumption estimated over a two year period with the expense being allocated to cost of revenues.

Customer relationships of $6.1 million relates to customers currently under contract and was determined based on a multi period excess earnings method under the income approach.   The method of amortization being utilized is the economic consumption over 7 years with the expense being allocated to SG&A.

Trade names and trademarks of $0.6 million were reviewed, using the assumption that the Company would continue to utilize the NEPSI trade name indefinitely. The relief from royalty method was utilized using an 8% royalty rate on revenues with a 13% discount rate over 8 years.

Goodwill represents the value associated with the acquired workforce and expected synergies related to the business combination of the two companies. Goodwill resulting from the Acquisition was assigned to the Company’s Grid segment.  Goodwill recognized in the Acquisition is not deductible for tax purposes. This purchase price allocation is preliminary and has not been finalized as the analysis on the assets and liabilities acquired, primarily the tax related liability may require further adjustments to our purchase accounting that could result in a measurement period adjustment that would impact our reported net assets and goodwill as of October 1, 2020. Material changes, if any, to the preliminary allocation summarized above will be reported once the related uncertainties are resolved, but no later than October 1, 2021. The $1.7 million of deferred tax liability is primarily related to inventory step up and intangibles.

Unaudited Pro Forma Operating Results

The unaudited pro forma condensed consolidated statement of operations for the three and nine months ended December 31, 2020 and 2019 is presented as if the Acquisition had occurred on April 1, 2019.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Revenues	$23,632	$22,412	$78,298	$66,135
Operating loss	(8,769)	(6,988)	(15,016)	(15,469)
Net loss	$(9,169)	$(7,117)	$(15,775)	$(7,879)

Net loss per common share
Basic	$(0.36)	$(0.32)	$(0.67)	$(0.36)
Diluted	$(0.36)	$(0.35)	$(0.67)	$(0.57)
Shares - basic	25,470	22,059	23,594	21,660
Shares - diluted	25,470	22,077	23,594	21,768

The pro forma amounts include the historical operating results of the Company and NEPSI with appropriate adjustments that give effect to acquisition related costs, income taxes, intangible amortization resulting from the Acquisition and certain conforming accounting policies of the Company.  The three and nine month periods ended December 31, 2020 include $2.7 million decrease in operating loss and net loss for the change in fair value on the contingent consideration.  The pro forma amounts are not necessarily indicative of the operating results that would have occurred if the Acquisition and related transactions had been completed at the beginning of the applicable periods presented. In addition, the pro forma amounts are not necessarily indicative of operating results in future periods.

In the unaudited consolidated results for the three and nine months ended December 31, 2020, NEPSI’s operations are included in the Company’s consolidated results from the date of Acquisition of October 1, 2020. NEPSI contributed $6.6 million of revenue and $0.1 million in net income for the Company for the three and nine month periods ended December 31, 2020.  Amortization expense of $0.5 million is included in the three and nine months ended December 31, 2020 as a result of the NEPSI acquired intangible assets.  In addition, $1.0 million for the step-up basis assigned to acquired inventory was charged to cost of revenues in the three and nine months ended December 31, 2020.

3. Revenue Recognition

The Company’s revenues in its Grid segment are derived primarily through enabling the transmission and distribution of power, providing planning services that allow it to identify power grid needs and risks, and developing ship protection systems for the U.S. Navy. The Company’s revenues in its Wind segment are derived primarily through supplying advanced power electronics and control systems, licensing its highly engineered wind turbine designs, and providing extensive customer support services to wind turbine manufacturers. The Company records revenue based on a five-step model in accordance with ASC 606, Revenue from Contracts with Customers. For its customer contracts, the Company identifies the performance obligations, determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) control of goods or services is transferred to the customer. In the three and nine months ended December 31, 2020, 78% and 79% of revenue, respectively, was recognized at the point in time when control transferred to the customer, with the remainder being recognized over time.  In the three and nine months ended December 31, 2019, 57% and 69%, respectively, of revenue was recognized at the point in time when control transferred to the customer, with the remainder being recognized over time.

Following the Acquisition of NEPSI, the Company evaluated all open NEPSI contracts at the date of the Acquisition against a five-step model in accordance with ASC 606 as NEPSI, as a private company, had deferred adopting ASC606 prior to the Acquisition, as permitted.  The Company identified two NEPSI revenue streams which are (1) the sale of its major components which falls under the equipment and systems product line and (2) the sale of spare parts, which falls under the service product line.  Further details on each of these product lines can be found below.  The Company does not expect a material impact to its consolidated statements of operations on an ongoing basis resulting from the adoption of the ASC 606 standard for the NEPSI business, and NEPSI revenue streams will follow the existing policies noted below.

In the Company's equipment and system product line, each contract with a customer summarizes each product sold to a customer, which typically represents distinct performance obligations. A contract's transaction price is allocated to each distinct performance obligation using the respective standalone selling price which is determined primarily using the cost-plus expected margin approach and recognized as revenue when, or as, the performance obligation is satisfied. The majority of the Company’s product sales transfer control to the customer in line with the contracted delivery terms and revenue is recorded at the point in time when title and risk transfer to the customer, which is primarily upon delivery, as the Company has determined that this is the point in time that control transfers to the customer.

The Company's equipment and system product line includes certain contracts which do not meet the requirements of an exchange transaction and therefore do not fall within the scope of ASC 606.  As these non-exchange transaction contracts are considered grant revenue and do not fall within any specific accounting literature, the Company follows guidance within ASC 606 by analogy to recognize grant revenue over time.  In the three and nine months ended December 31, 2020, the Company recorded $1.1 million and $1.8 million in grant revenue, respectively, which is included in the Company’s Grid segment revenue.  In the three and nine months ended December 31, 2019, the Company recorded $3.9 million and $5.3 million in grant revenue, respectively, which is included in the Company’s Grid segment revenue.

In the Company's service and technology development product line, there are several different types of transactions and each begins with a contract with a customer that summarizes each product sold to a customer, which typically represent distinct performance obligations. The technology development transactions are primarily for activities that have no alternative use and for which a profit can be expected throughout the life of the contract. In these cases, the revenue is recognized over time, but in the instances where the profit cannot be assured throughout the entire contract, the revenue is recognized at a point in time. Each contract's transaction price is allocated to each distinct performance obligation using the respective standalone selling price which is determined primarily using the cost-plus expected margin approach. The ongoing service transactions are for service contracts that provide benefit to the customer simultaneously as the Company performs its obligations, and therefore this revenue is recognized ratably over time throughout the effective period of these contracts. The transaction prices on these contracts are allocated based on an adjusted market approach which is re-assessed annually for reasonableness. The field service transactions include contracts for delivery of goods and completion of services made at the customer's requests, which are not deemed satisfied until the work has been completed and/or the requested goods have been delivered, so all of this revenue is recognized at the point in time when the control changes, and at allocated prices based on the adjusted market approach driven by standard price lists. The royalty transactions are related to certain contract terms on transactions in the Company's equipment and systems product line based on activity as specified in the contracts. The transaction prices of these agreements are calculated based on an adjusted market approach as specified in the contract. The Company reports royalty revenue for usage-based royalties when the sales have occurred. In circumstances when collectability is not assured and a contract does not exist under ASC 606, revenue is deferred until a non-refundable payment has been received for substantially all the amount that is due and there are no further remaining performance obligations.

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

The following tables disaggregate the Company’s revenue by product line and by shipment destination:

	Three Months Ended December 31, 2020		Nine Months Ended December 31, 2020
Product Line:	Grid	Wind	Grid	Wind
Equipment and systems	$15,930	$6,153	$47,729	$12,828
Services and technology development	1,156	393	3,420	1,984
Total	$17,086	$6,546	$51,149	$14,812

Region:
Americas	$13,394	$14	$39,626	$56
Asia Pacific	351	6,461	6,736	14,463
EMEA	3,341	71	4,787	293
Total	$17,086	$6,546	$51,149	$14,812

	Three Months Ended December 31, 2019		Nine Months Ended December 31, 2019
Product Line:	Grid	Wind	Grid	Wind
Equipment and systems	$14,040	$2,160	$32,438	$7,742
Services and technology development	1,192	523	4,139	1,379
Total	$15,232	$2,683	$36,577	$9,120

Region:
Americas	$10,164	$2	$28,663	$49
Asia Pacific	330	2,647	2,550	8,968
EMEA	4,738	34	5,364	104
Total	$15,232	$2,683	$36,577	$9,120

As of December 31, 2020, and 2019, the Company’s contract assets and liabilities primarily relate to the timing differences between cash received from a customer in connection with contractual rights to invoicing and the timing of revenue recognition following completion of performance obligations. The Company's accounts receivable balance is made up entirely of customer contract related balances. Changes in the Company’s contract assets, which are included in “Unbilled accounts receivable” and “Deferred program costs” (see Note 8, “Accounts Receivable” and Note 9, “Inventory” for a reconciliation to the condensed consolidated balance sheets) and contract liabilities, which are included in the current portion and long term portion of "Deferred revenue" in the Company’s condensed consolidated balance sheets, are as follows:

	Unbilled Accounts Receivable	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2020	$5,711	$1,631	$26,142
Increases for costs incurred to fulfill performance obligations	—	6,635	—
Increase for balances acquired	101	—	2,700
Increase (decrease) due to customer billings	(8,255)	—	42,785
Decrease due to cost recognition on completed performance obligations	—	(6,969)	—
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	6,644	—	(48,274)
Other changes and FX impact	—	33	1,025
Ending balance as of December 31, 2020	$4,201	$1,330	$24,378

	Unbilled Accounts Receivable	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2019	$2,213	$318	$15,519
Increases for costs incurred to fulfill performance obligations	—	3,001	—
Increase (decrease) due to customer billings	(7,417)	—	36,461
Decrease due to cost recognition on completed performance obligations	—	(2,221)	—
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	9,820	—	(28,768)
Other changes and FX impact	(3)	(1)	(69)
Ending balance as of December 31, 2019	$4,613	$1,097	$23,143

The Company’s remaining performance obligations represent the unrecognized revenue value of the Company’s contractual commitments. The Company’s performance obligations may vary significantly each reporting period based on the timing of major new contractual commitments. As of December 31, 2020, the Company had outstanding performance obligations on existing contracts under ASC 606 to be recognized in the next twelve months of approximately $51.1 million. There are also approximately $7.2 million of outstanding performance obligations to be recognized over a period of thirteen to sixty months. The remaining performance obligations are subject to customer actions and therefore the timing of revenue recognition cannot be reasonably estimated. The twelve-month performance obligations include anticipated shipments to Inox based on the twelve-month rolling forecast provided by Inox on the multi-year supply contract. The quantities specified in any forecast provided by Inox related to the multi-year supply contract are firm and irrevocable for the first three months of a twelve-month rolling forecast. The timing of the performance obligations beyond the twelve-month forecast provided by Inox are not determinable and therefore are not included in the total remaining performance obligations.

The following table sets forth customers who represented 10% or more of the Company’s total revenues for the three and nine months ended December 31, 2020 and 2019:

		Three Months Ended		Nine Months Ended
	Reportable	December 31,		December 31,
	Segment	2020	2019	2020	2019
Inox Wind Limited	Wind	24%	<10%	12%	11%
Department of Homeland Security	Grid	<10%	22%	<10%	12%
Vestas	Grid	<10%	25%	<10%	10%
EPC Services	Grid	14%	<10%	17%	<10%

4. Stock-Based Compensation

The Company accounts for its stock-based compensation at fair value. The following table summarizes stock-based compensation expense by financial statement line item for the three and nine months ended December 31, 2020 and 2019 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Cost of revenues	$(23)	$21	$35	$45
Research and development	179	117	470	219
Selling, general and administrative	683	452	2,092	971
Total	$839	$590	$2,597	$1,236

The Company issued 27,341 shares of immediately vested common stock and 697,167 shares of restricted stock awards during the nine months ended December 31, 2020 and issued 13,174 shares of immediately vested common stock and 366,000 shares of restricted stock awards during the nine months ended December 31, 2019.  These restricted stock awards generally vest over 2-3 years.  Awards for restricted stock include both time-based and performance-based awards.  For options and restricted stock awards that vest upon the passage of time, expense is being recorded over the vesting period.  Performance-based awards are expensed over the requisite service period based on probability of achievement.

The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. The total unrecognized compensation cost for unvested outstanding stock options was less than $0.1 million at December 31, 2020. This expense will be recognized over a weighted average expense period of approximately 0.4 years. The total unrecognized compensation cost for unvested outstanding restricted stock was $5.2 million at December 31, 2020. This expense will be recognized over a weighted-average expense period of approximately 1.9 years.

The Company did not grant any stock options during the nine months ended December 31, 2020.  The Company granted 5,939 stock options during the nine months ended December 31, 2019.  The stock options granted during the nine months ended December 31, 2019 will vest over 2 years. The weighted average assumptions used in the Black Scholes valuation model for stock options granted during the nine months ended December 31, 2019 are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Expected volatility	N/A	N/A	N/A	66.5%
Risk-free interest rate	N/A	N/A	N/A	1.8%
Expected life (years)	N/A	N/A	N/A	5.91
Dividend yield	N/A	N/A	N/A	None

5. Computation of Net Loss per Common Share

Basic net loss per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Where applicable, diluted EPS is computed by dividing the net loss by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. Stock options and warrants that are out-of-the-money with exercise prices greater than the average market price of the underlying common shares and shares of performance based restricted stock where the contingency was not met are excluded from the computation of diluted EPS as the effect of their inclusion would be anti-dilutive.  For the three and nine months ended December 31, 2020, 1.1 million shares were not included in the calculation of diluted EPS.  Of these, 1.0 million relate to shares tied to the derivative liability for which the contingency has not yet been met, and 0.1 million relate to outstanding stock options as they were considered anti-dilutive. For the three and nine months ended December 31, 2019, 0.1 million shares related to outstanding stock options were not included in the calculation of diluted EPS as they were considered anti-dilutive.

The following table reconciles the numerators and denominators of the earnings per share calculation for the three and nine months ended December 31, 2020 and 2019 (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Numerator:
Net loss	$(7,933)	$(6,845)	$(15,062)	$(11,209)
Less: decrease in fair value of warrants, net of income tax	—	(556)	—	(4,648)
Plus: change in fair value due to exercise of warrants	—	—	—	83
Net loss - diluted	$(7,933)	$(7,401)	$(15,062)	$(15,774)
Denominator:
Weighted-average shares of common stock outstanding	26,532	22,110	24,143	21,729
Weighted-average shares subject to repurchase	(1,062)	(925)	(1,132)	(943)
Shares used in per-share calculation ― basic	25,470	21,185	23,011	20,786
Common stock warrants	—	18	—	108
Shares used in per-share calculation ― diluted	25,470	21,203	23,011	20,894
Net loss per share ― basic	$(0.31)	$(0.32)	$(0.65)	$(0.54)
Net loss per share ― diluted	$(0.31)	$(0.35)	$(0.65)	$(0.75)

For the three and nine months ended December 31, 2019, the diluted net loss per common share amounts under the treasury stock method were calculated based on the dilutive effect of the total number of shares of common stock related to the warrants issued to Hudson Bay Capital (the “Hudson Warrants”) for 818,181 shares with an exercise price of $7.81.  For the three and nine month periods ended December 31, 2019, the average stock price was $8.19 and $9.29 respectively through November 13, 2019 when the Hudson Warrant was partially exercised for 786,000 shares, providing 37,962 and 130,345 dilutive shares respectively. The increase of $0.6 million and the decrease of $4.6 million in the fair value of the warrant liability, respectively, is included in the net loss available to common shareholders for the diluted net loss per common share amount when the impact is dilutive.

6. Goodwill and Other Intangibles

Goodwill

The guidance under ASC 805-30 provides for the recognition of goodwill on the Acquisition Date measured as the excess of the aggregate consideration transferred over the net of the Acquisition Date amounts of net assets acquired and liabilities assumed. The Company's goodwill balance relates to the Acquisition of NEPSI in the current year and ITC in fiscal 2017 and is reported in the Grid business segment.  The fair market value of the contingent consideration included in the total consideration transferred was determined using the Monte Carlo model, and all other consideration transferred was calculated using its observable fair market value. The tangible net assets acquired fair market value was based on observable market fair value. The acquired intangible asset fair value was determined using discounted cash flows under an excess in earnings model or relief in royalty method where appropriate.

Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the purchase method of accounting. Goodwill is not amortized but reviewed for impairment. Goodwill is reviewed annually and whenever events or changes in circumstances indicate that the carrying value of the goodwill might not be recoverable.

The following table provides a roll forward of the changes in our Grid business segment goodwill balance:

Goodwill
March 31, 2020	$1,719
NEPSI Acquisition	32,940
Less impairment loss	-
December 31, 2020	$34,659

The Company did not identify any triggering events in the three and nine months ended December 31, 2020, that would require interim impairment testing of goodwill.

Other Intangibles

Intangible assets at December 31, 2020 and March 31, 2020 consisted of the following (in thousands):

	December 31, 2020			March 31, 2020
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value	Estimated Useful Life
Backlog	$600	$(285)	$315	$—	$—	$—	2
Trade name	600	—	600	—	—	—	Indefinite
Customer relationships	6,100	(239)	5,861	—	—	—	7
Core technology and know-how	5,970	(2,782)	3,188	5,970	(2,420)	3,550	5-10
Intangible assets	$13,270	$(3,306)	$9,964	$5,970	$(2,420)	$3,550

The Company recorded intangible amortization expense related to customer relationship and core technology and know-how of $0.4 million and $0.6 million in the three and nine months ended December 31, 2020, respectively, and $0.1 and $0.3 million for the three and nine months ended December 31, 2019, respectively.  Additionally, in each of the three and nine months ended December 31, 2020 the Company recorded $0.3 million related to intangible amortization related to backlog that is reported in cost of revenues.

Expected future amortization expense related to intangible assets is as follows (in thousands):

Years ended March 31,	Total
2021	826
2022	2,115
2023	1,808
2024	1,393
2025	1,077
Thereafter	2,145
Total	$9,364

The Company's intangible assets relate entirely to the Grid business segment operations in the United States.

7. Fair Value Measurements

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

The Company provides a gross presentation of activity within Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements.  A change in the hierarchy of an investment from its current level is reflected in the period during which the pricing methodology of such investment changes.  Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 is made in the event that the related security is significant to total cash and investments.  The Company did not have any transfers of assets and liabilities from Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the nine months ended December 31, 2020.

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

Marketable Securities

Marketable securities consist of certificates of deposit that are measured using such inputs as quoted prices and are classified within Level 1 of the valuation hierarchy. The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such classification as of each balance sheet date.  All marketable securities are considered available for sale and are carried at fair value.   Changes in fair value are recorded to other income (expense), net.  The Company recognized no change in the three months ended December 31, 2020 and $0.2 million in unrealized losses on marketable securities, which is recorded in other income (expense), net, for the nine months ended December 31, 2020 and less than a $0.1 million gain which was recognized during the nine months ended December 31, 2020 upon the sale of one of the certificates of deposit.  The Company did not recognize any gains or losses on marketable securities in the three and nine months ended December 31, 2019.  The Company periodically reviews the realizability of each short and long term marketable security when impairment indicators exist with respect to the security.  If other than temporary impairment of value of the security exists, the carrying value of the security is written down to its estimated fair value.

Contingent Consideration

Contingent consideration relates to the earnout payment set forth in the Stock Purchase Agreement that provides that the selling stockholders may receive up to an additional 1,000,000 shares of common stock of the Company upon the achievement of certain specified revenue objectives over varying periods of up to four years following the Acquisition Date. See Note 13, "Warrants and Derivative Liabilities" and Note 2, “NEPSI Acquisition” for further discussion. The Company relied on a Monte Carlo method to determine the fair value of the contingent consideration on the Acquisition Date and will continue to revalue the fair value of the contingent consideration using the same method at each subsequent balance sheet date until the contingencies are resolved and the shares to be issued are determined, with the change in fair value recorded in the current period operating loss.

Warrants

The Company issued the Hudson Warrants in conjunction with an equity offering to Hudson Bay Capital in November 2014 and issued warrants to purchase 58,823 shares of the Company's common stock in conjunction a Loan and Security Agreement with Hercules Technology Growth Capital, Inc. (“Hercules Warrants”). The Hercules Warrants were exercised on April 8, 2019.  The Hudson Warrants were partially exercised on November 13, 2019 and the remaining unexercised warrants expired on November 13, 2019.  As of December 31, 2020, the Company has no remaining outstanding warrants.

The Company historically relied on various assumptions in a lattice model to determine the fair value of warrants. The Company had valued the warrants within Level 3 of the valuation hierarchy. See Note 13, “Warrants and Derivative Liabilities,” for a discussion of the warrants and the valuation assumptions used.

The following table provides the assets and liabilities carried at fair value on a recurring basis, measured as of December 31, 2020 and March 31, 2020 (in thousands):

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020:
Assets:
Cash equivalents	$56,101	$56,101	$—	$—
Marketable securities	$10,239	$10,239	$—	$—
Derivative liabilities:
Contingent consideration	$6,730	$—	$—	$6,730

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2020:
Assets:
Cash equivalents	$19,394	$19,394	$—	$—
Marketable securities	$35,195	$35,195	$—	$—

The table below reflects the activity for the Company’s derivative liability measured at fair value on a recurring basis (in thousands):

Acquisition Contingent Consideration
April 1, 2020	$-
Issuance of contingent consideration	3,990
Mark to market adjustment	2,740
Balance at December 31, 2020	$6,730

8. Accounts Receivable

Accounts receivable at December 31, 2020 and March 31, 2020 consisted of the following (in thousands):

	December 31, 2020	March 31, 2020
Accounts receivable (billed)	$7,897	$11,276
Accounts receivable (unbilled)	4,201	5,711
Less: Allowance for doubtful accounts	(15)	—
Accounts receivable, net	$12,083	$16,987

The Company recorded allowance for doubtful accounts of less than $0.1 million for the three and nine months ended December 31, 2020 and no allowance for the three and nine months ended December 31, 2019.  The allowances are based on evaluation of customer accounts that are past due.

9. Inventory

Inventory, net of reserves, at December 31, 2020 and March 31, 2020 consisted of the following (in thousands):

	December 31, 2020	March 31, 2020
Raw materials	$7,651	$10,739
Work-in-process	3,497	1,345
Finished goods	1,698	5,260
Deferred program costs	1,330	1,631
Net inventory	$14,176	$18,975

The Company recorded inventory write-downs of $0.4 million and $0.3 million for the three months ended December 31, 2020 and 2019, respectively.  The Company recorded inventory write-downs of $1.6 million and $0.5 million for the nine months ended December 31, 2020 and 2019, respectively.  These write-downs were based on the Company's evaluation of its inventory on hand for excess quantities and obsolescence.

Deferred program costs as of December 31, 2020 and March 31, 2020 primarily represent costs incurred on programs where the Company needs to complete performance obligations before the related revenue and costs will be recognized.

10. Property, Plant and Equipment

The cost and accumulated depreciation of property, plant and equipment at December 31, 2020 and March 31, 2020 are as follows (in thousands):

	December 31, 2020	March 31, 2020
Construction in progress - equipment	$111	$3,130
Land	270	—
Building	1,630	—
Equipment and software	41,743	41,737
Furniture and fixtures	1,310	1,302
Leasehold improvements	6,306	2,477
Property, plant and equipment, gross	51,370	48,646
Less accumulated depreciation	(41,823)	(40,081)
Property, plant and equipment, net	$9,547	$8,565

Depreciation expense was $1.2 million and $1.0 million for the three months ended December 31, 2020 and 2019, respectively. Depreciation expense was $2.9 million and $3.1 million for the nine months ended December 31, 2020 and 2019, respectively.  The decrease in construction in progress primarily relates to the completion of capital investments in the Company's HTS equipment and leasehold improvements in the Company's leased facilities in Westminster and Ayer, Massachusetts.  The increase in land and building relates to the property added as part of the NEPSI Acquisition.

11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2020 and March 31, 2020 consisted of the following (in thousands):

	December 31, 2020	March 31, 2020
Accounts payable	$3,664	$10,045
Accrued inventories in-transit	1,131	763
Accrued other miscellaneous expenses	2,397	1,986
Advanced deposits	1,417	666
Accrued compensation	5,751	5,683
Income taxes payable	635	933
Accrued product warranty	2,020	2,015
Total	$17,015	$22,091

The Company generally provides a one to three year warranty on its products, commencing upon delivery or installation where applicable. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.

Product warranty activity was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Balance at beginning of period	$2,109	$1,641	$2,015	$1,545
Acquired warranty obligations	147	—	147	—
Change in accruals for warranties during the period	124	93	507	247
Settlements during the period	(360)	(28)	(649)	(86)
Balance at end of period	$2,020	$1,706	$2,020	$1,706

12. Income Taxes

The Company recorded an income tax benefit of $1.5 million and $1.2 million in the three and nine month periods ended December 31, 2020, respectively. The Company recorded income tax expense of $0.1 million in the three months ended December 31, 2019, and less than $0.1 million in the nine months ended December 31, 2019.

As a result of a difference in book and tax basis related to the intangible assets acquired in the Acquisition (see Note 2, "NEPSI Acquisition"), the Company recorded a deferred tax liability of $1.7 million. As a result, the Company was able to benefit from additional deferred tax assets and therefore released a corresponding valuation allowance of $1.7 million during the three and nine months ended December 31, 2020.  The purchase price allocation is preliminary and has not been finalized as the analysis on the assets and liabilities acquired, primarily the tax related liability, may require further adjustments to the Company's purchase accounting that could result in measurement period adjustments that would impact the Company's reported net assets and goodwill as of October 1, 2020. Material changes, if any, to the preliminary allocation summarized in Note 2, "NEPSI Acquisition" will be reported once the related uncertainties are resolved, but no later than October 1, 2021.  Goodwill recognized in the Acquisition is not deductible for tax purposes.

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.  The Company re-evaluates these uncertain tax positions on a quarterly basis.  The evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity.  Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.  The Company did not identify any uncertain tax positions in the nine months ended December 31, 2020 and did not have any gross unrecognized tax benefits as of March 31, 2020.

13. Warrants and Derivative Liabilities

Contingent Consideration

The Company evaluated the Acquisition earnout payment set forth in the Stock Purchase Agreement (see Note 2, "NEPSI Acquisition" for further details), which may require settlement in the Company's common stock, and determined the contingent consideration qualified for liability classification and derivative treatment under ASC 815, Derivatives and Hedging. As a result, for each period, the fair value of the contingent consideration will be remeasured and the resulting gain or loss will be recognized in operating expenses until the share amount is fixed.

Following is a summary of the key assumptions used in a Monte Carlo simulation to calculate the fair value of the contingent consideration related to the Acquisition:

	December 31,	October 1,
Fiscal Year 2020	2020	2020
Revenue risk premium	6.90%	7.10%
Revenue volatility	30%	30%
Stock Price	$23.42	$14.23
Payment delay (days)	80	—
Fair value	$6.7 million	$4.0 million

The Company recorded a net loss of $2.7 million resulting from the increase in the fair value of the contingent consideration in both the three and nine months ended December 31, 2020.

Warrants

The Company accounted for its warrants as liabilities due to certain adjustment provisions within the instruments, which required that they be recorded at fair value. The warrants were subject to revaluation at each balance sheet date and any change in fair value was recorded as a change in fair value of warrants until the earlier of its expiration or its exercise at which time the warrant liability was reclassified to equity. The Company calculated the fair value of the warrants utilizing an integrated lattice model. See Note 7, "Fair Value Measurements", for further discussion.  As of December 31, 2020, the Company had no remaining outstanding warrants.

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

November 2014 Warrant

On November 13, 2014, the Company completed an offering of 909,090 units of the Company’s common stock with Hudson Bay Capital. Each unit consisted of one share of the Company’s common stock and 0.9 of a warrant to purchase one share of common stock, or a warrant to purchase in the aggregate 818,181 shares.  The Hudson Warrants were exercisable at any time, at an exercise price equal to $7.81 per share, subject to certain price-based and other anti-dilution adjustments including those noted above.  On November 13, 2019, Hudson partially exercised the Hudson Warrants for 786,000 restricted shares of Company common stock at $7.81 per share.  The remaining 32,181 warrants expired on November 13, 2019. The Company recorded net gains of $0.5 million and $4.6 million to change in fair value of warrants, resulting from the decrease in the fair value of the Hudson Warrants during the three and nine months ended December 31, 2019, respectively.

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

The Company did not identify any leases that are classified as financing leases.

Supplemental balance sheet information related to leases at December 31, 2020 and March 31, 2020 are as follows:

	December 31, 2020	March 31, 2020
Operating Leases:
Right-of-use assets	$3,806	$3,359
Total right-of-use assets	3,806	3,359

Lease liabilities - ST	$581	$439
Lease liabilities - LT	3,329	3,000
Total operating lease liabilities	3,910	3,439

Weighted-average remaining lease term	6.04	6.91
Weighted-average discount rate	6.76%	7.08%

The costs related to the Company's leases for the three and nine months ended December 31, 2020 and 2019 are as follows:

	Three Months Ended	Nine Months Ended
	December 31, 2020	December 31, 2020
Operating Leases:
Operating lease costs - fixed	$226	$618
Operating lease costs - variable	31	87
Short-term lease costs	338	989
Total lease costs	595	1,694

	Three Months Ended	Nine Months Ended
	December 31, 2019	December 31, 2019
Operating Leases:
Operating lease costs - fixed	$179	$535
Operating lease costs - variable	27	73
Short-term lease costs	164	378
Total lease costs	370	986

The Company’s estimated minimum future lease obligations under the Company's leases are as follows:

Operating Leases
Year ended March 31,
2021	$216
2022	814
2023	787
2024	733
2025	659
Thereafter	1,597
Total minimum lease payments	4,806
Less: interest	896
Present value of lease liabilities	3,910

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

As of December 31, 2020, and March 31, 2020, the Company had $5.6 million of restricted cash included in long-term assets and $0.6 million of restricted cash included in current assets, respectively. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts and long-term projects, including the irrevocable letter of credit in the amount of $5.0 million to secure certain of the Company's obligations under the Subcontract Agreement with ComEd.  These deposits are held in interest bearing accounts.

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

The operating results for the two business segments are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Revenues:
Grid	$17,086	$15,232	$51,149	$36,577
Wind	6,546	2,683	14,812	9,120
Total	$23,632	$17,915	$65,961	$45,697

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Operating profit (loss):
Grid	$(5,826)	$(3,732)	$(8,388)	$(9,723)
Wind	147	(2,297)	(1,956)	(6,015)
Unallocated corporate expenses	(3,579)	(590)	(5,337)	(1,236)
Total	$(9,258)	$(6,619)	$(15,681)	$(16,974)

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

Unallocated corporate expenses consist primarily of loss on contingent consideration of $2.7 million in both the three and nine months ended December 31, 2020. Additionally, unallocated corporate expenses consist of stock-based compensation expense of $0.8 million and $0.6 million in the three months ended December 31, 2020 and 2019, respectively, and $2.6 million and $1.2 million in the nine months ended December 31, 2020 and 2019, respectively.

Total assets for the two business segments as of December 31, 2020 and March 31, 2020 are as follows (in thousands):

	December 31, 2020	March 31, 2020
Grid	$83,623	$44,044
Wind	6,140	14,250
Corporate assets	85,284	65,815
Total	$175,047	$124,109

17. Recent Accounting Pronouncements

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in ASU 2018-13 provide for increased effectiveness of the disclosures made around fair value measurements while including consideration for costs and benefits. The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those periods. As of April 1, 2020, the Company has adopted ASU 2018-13 and noted no material impact on its consolidated financial statements.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that relate to future events or conditions, including without limitation, the statements in Part II, “Item 1A. Risk Factors” and in Part I under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects, the timing of our resilient electric grid ("REG") system project with Commonwealth Edison Company, our prospective results of operations or financial position, the benefits of our acquisition of Northeast Power Systems, Inc., and adoption of accounting changes may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain. There are a number of important factors that could materially impact the value of our common stock or cause actual results to differ materially from those indicated by such forward-looking statements. These important factors include, but are not limited to: We have a history of operating losses, which may continue in the future. Our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter; We have a history of negative operating cash flows, and we may require additional financing in the future, which may not be available to us; We may be required to issue performance bonds or provide letters of credit, which restricts our ability to access any cash used as collateral for the bonds or letters of credit; Changes in exchange rates could adversely affect our results of operations; If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired and may lead investors and other users to lose confidence in our financial data; We may not realize all of the sales expected from our backlog of orders and contracts; Our contracts with the U.S. government are subject to audit, modification or termination by the U.S. government and include certain other provisions in favor of the government. The continued funding of such contracts remains subject to annual congressional appropriation, which, if not approved, could reduce our revenue and lower or eliminate our profit; The novel coronavirus (“COVID-19”) pandemic could adversely impact our business, financial condition and results of operations; Our financial condition may have an adverse effect on our customer and supplier relationships; We may experience difficulties re-establishing our HTS wire production capability in our Ayer, Massachusetts facility; Our success is dependent upon attracting and retaining qualified personnel and our inability to do so could significantly damage our business and prospects; Historically, a significant portion of our revenues have been derived from a single customer and if this customer’s business is negatively affected, it could adversely impact our business; Our success in addressing the wind energy market is dependent on the manufacturers that license our designs; Our business and operations would be adversely impacted in the event of a failure or security breach of our information technology infrastructure; Failure to comply with evolving data privacy and data protection laws and regulations or to otherwise protect personal data, may adversely impact our business and financial results; We rely upon third-party suppliers for the components and subassemblies of many of our Grid and Wind products, making us vulnerable to supply shortages and price fluctuations, which could harm our business; Many of our revenue opportunities are dependent upon subcontractors and other business collaborators; If we fail to implement our business strategy successfully, our financial performance could be harmed; Problems with product quality or product performance may cause us to incur warranty expenses and may damage our market reputation and prevent us from achieving increased sales and market share; Many of our customers outside of the United States may be either directly or indirectly related to governmental entities, and we could be adversely affected by violations of the United States Foreign Corrupt Practices Act and similar worldwide anti-bribery laws outside the United States; We have had limited success marketing and selling our superconductor products and system-level solutions, and our failure to more broadly market and sell our products and solutions could lower our revenue and cash flow; We may acquire additional complementary businesses or technologies, which may require us to incur substantial costs for which we may never realize the anticipated benefits, such as in connection with our acquisition of Northeast Power Systems, Inc.; Our success depends upon the commercial adoption of the REG system, which is currently limited, and a widespread commercial market for our products may not develop; Adverse changes in domestic and global economic conditions could adversely affect our operating results; We have operations in, and depend on sales in, emerging markets, including India, and global conditions could negatively affect our operating results or limit our ability to expand our operations outside of these markets. Changes in India’s political, social, regulatory and economic environment may affect our financial performance; Our products face competition, which could limit our ability to acquire or retain customers; Our international operations are subject to risks that we do not face in the United States, which could have an adverse effect on our operating results; Growth of the wind energy market depends largely on the availability and size of government subsidies, economic incentives and legislative programs designed to support the growth of wind energy; Lower prices for other fuel sources may reduce the demand for wind energy development, which could have a material adverse effect on our ability to grow our Wind business; Unfavorable results of legal proceedings could have a material adverse effect on our business, operating results and financial condition; We may be unable to adequately prevent disclosure of trade secrets and other proprietary information; Our patents may not provide meaningful protection for our technology, which could result in us losing some or all of our market position; We face risks related to our technologies; We face risks related to our legal proceedings; We face risks related to our common stock; and the important factors discussed under the caption "Risk Factors" in Part 1. Item 1A of our Form 10-K for the fiscal year ended March 31, 2020 and our other reports filed with the SEC. These important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Any such forward-looking statements represent management’s estimates as of the date of this Quarterly Report on Form 10-Q. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

On October 31, 2018, we entered into a Subcontract Agreement with Commonwealth Edison Company (“ComEd”) (the “Subcontract Agreement”) for the manufacture and installation of the Company’s REG system within ComEd’s electric grid in Chicago, Illinois (the “Project”). As provided in the Subcontract Agreement, the Subcontract Agreement became effective upon the signing of an amendment by us and the U.S. Department of Homeland Security (“DHS”) to the existing contract (the “Prime Contract”) between us and DHS on June 20, 2019. Unless terminated earlier by us, ComEd or DHS according to the terms of the Subcontract Agreement, the term of the Subcontract Agreement will continue until we complete our warranty obligations under the Subcontract Agreement. Under the terms of the Subcontract Agreement, we have agreed, among other things, to provide the REG system and to supervise ComEd’s installation of the REG system in Chicago. As part of our separate cost sharing arrangement with DHS under the Prime Contract, we expect funding provided by DHS in connection with the Subcontract Agreement to be between $9.0 to $11.0 million, which represents the total amount of revenue we are expected to recognize over the term of the Subcontract Agreement and includes up to $1.0 million that we have agreed to reimburse ComEd for costs incurred by ComEd while undertaking its tasks under the Subcontract Agreement (the “Reimbursement Amount”). In addition, we are required to deliver an irrevocable letter of credit in the amount of $5.0 million to secure certain Company obligations under the Subcontract Agreement, which we have done, and deposited $5.0 million in an escrow account as collateral to secure such letter of credit.  ComEd has agreed to provide the site and provide all civil engineering work required to support the installation, operation and integration of the REG system into ComEd’s electric grid. Other than the Reimbursement Amount, ComEd is responsible for its own costs and expenses. DHS’s approval to commence with construction was obtained on June 20, 2019. Substation work on the project began in late 2019 and we have delivered the REG project hardware. The REG system is expected to be operational in 2021.

On October 1, 2020, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with the selling stockholders named therein.  Pursuant to the terms of the Stock Purchase Agreement and concurrently with entering into such agreement, we acquired all of the issued and outstanding (i) shares of capital stock of Northeast Power Systems, Inc., a New York corporation (“NEPSI”), and (ii) membership interests of Northeast Power Realty, LLC, a New York limited liability company, which holds the real property that serves as NEPSI’s headquarters (the "Acquisition"). NEPSI is a U.S.-based global provider of medium-voltage metal-enclosed power capacitor banks and harmonic filter banks for use on electric power systems.  As a result of this transaction, NEPSI became a wholly-owned subsidiary and will be operated by our Grid business segment.

The NEPSI purchase price was $26.0 million in cash on hand, including cash from the settlement of our $25 million certificate of deposit during the three months ended September 30, 2020, and 873,657 restricted shares of our common stock.  As part of the transaction, in the future, the selling stockholders may receive up to an additional 1,000,000 million restricted shares of our common stock upon the achievement of certain specified future revenue objectives during varying periods of up to four years after the closing.

On October 26, 2020, we completed the Offering of 3,670,000 shares of our common stock at a public offering price of $15.00 per share. We received net proceeds of approximately $51.5 million after deducting underwriting discounts and commissions and offering expenses.  See Note 1, “Nature of the Business and Operations and Liquidity,” for further information about this offering.

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

Results of Operations

Three and nine months ended December 31, 2020 compared to the three and nine months ended December 31, 2019

Revenues

Total revenues increased 32% and 44% to $23.6 million and $66.0 million for the three and nine months ended December 31, 2020, respectively, compared to $17.9 million and $45.7 million for the three and nine months ended December 31, 2019, respectively.  Our revenues are summarized as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Revenues:
Grid	$17,086	$15,232	$51,149	$36,577
Wind	6,546	2,683	14,812	9,120
Total	$23,632	$17,915	$65,961	$45,697

Our Grid business unit accounted for 72% and 78% of total revenues for the three and nine months ended December 31, 2020, respectively, compared to 85% and 80% for the three and nine months ended December 31, 2019, respectively. Our Grid business unit revenues increased 12% and 40% to $17.1 million and $51.1 million in the three and nine months ended December 31, 2020, respectively, from $15.2 million and $36.6 million in the three and nine months ended December 31, 2019, respectively.  Grid business unit revenue in the three months ended December 31, 2020 was driven by the acquisition of NEPSI and its accompanying revenue and stronger ship protection systems revenue.  Grid business unit revenue in the nine months ended December 31, 2020 was driven by stronger D-VAR, VVO and ship protection systems revenue as well as the acquisition of NEPSI.

Our Wind business unit accounted for 28% and 22% of total revenues for the three and nine months ended December 31, 2020, respectively, compared to 15% and 20% for the three and nine months ended December 31, 2019, respectively. Revenues in the Wind business unit increased 144% and 62% to $6.5 million and $14.8 million in the three and nine months ended December 31, 2020, from $2.7 million and $9.1 million in the three and nine months ended December 31, 2019. The increase in the three months ending December 31, 2020 was driven by increased shipments of electrical control systems ("ECS") to Inox.   The increase in the nine months ending December 31, 2020 was due to increased shipments of ECS to Inox and an increase in spares revenue.  As further described in Note 1 “Nature of the Business and Operations and Liquidity,” Inox was delinquent on its obligations to post letters of credit for sets of ECS that Inox has agreed to purchase under the terms of the supply contract, and on May 29, 2020, we sent written notice to Inox notifying Inox of its default under the supply contract due to Inox’s failure to post letters of credit in the amount of €6.0 million for the payment of ECS that Inox is obligated to purchase under the terms of the supply contract. On October 1, 2020, Inox delivered approved letters of credit for payment of the remaining ECS that Inox had been obligated to purchase under the terms of the Supply Contract and cured the default set forth in the May 29, 2020 default notice.  Despite curing the default, Inox’s ability to perform under the supply contract has been and may continue in the future to be hampered by the prolonged impacts of the COVID-19 pandemic. Inox has been active in the new central and state government auction regime in India and has a cumulative order book of over 1.4 GW.  However, we cannot predict if and how successful Inox will be in executing on these orders or in obtaining new orders under the new central and state auction regime. Any failure by Inox to succeed under this regime, or any delay in Inox’s ability to deliver its wind turbines, could result in fewer ECS shipments to Inox.

Cost of Revenues and Gross Margin

Cost of revenues increased by 20% and 33% to $19.7 million and $51.4 million for the three and nine months ended December 31, 2020, compared to $16.3 million and $38.8 million for the three and nine months ended December 31, 2019. Gross margin was 17% and 22% for the three and nine months ended December 31, 2020, compared to 9% and 15% for the three and nine months ended December 31, 2019.  The increase in gross margin in the three and nine months ended December 31, 2020 was due to higher revenue and a more favorable product mix.  Cost of revenues includes amortization expense of $0.3 million in the three and nine months ended December 31, 2020 as a result of the NEPSI acquired backlog intangible asset.  In addition, a fair value purchase adjustment of approximately $1.0 million for the step-up basis assigned to acquired inventory, to properly reflect the fair value in purchase accounting, was charged to cost of revenues in the three and nine months ended December 31, 2020. The step up was assigned to acquired work-in-progress and finished goods inventory that was completely delivered in the three and nine months period ended December 31, 2020.

Operating Expenses

Research and development

Research and development ("R&D") expenses increased 48% in the three months ended December 31, 2020 to $3.0 million from $2.0 million in the three months ended December 31, 2019.  The increase in R&D expense was due to higher overall compensation expense and less allocation of expenses to cost of goods sold for revenue generating projects in the three months ended December 31, 2020 compared to the three months ended December 31, 2019.  Research and development expenses increased 19% in the nine months ended December 31, 2020 to $8.2 million from $6.9 million in the nine months ended December 31, 2019. The increase in R&D expense in the nine month period was due to higher overall compensation expense and less allocation of expenses to cost of goods sold for revenue generating projects than in the prior year period.

Selling, general, and administrative

Selling, general and administrative ("SG&A") expenses increased 17% in the three months ended December 31, 2020 to $7.1 million from $6.1 million in the three months ended December 31, 2019. The increase in SG&A expense in the three months ended December 31, 2020 was due to higher overall compensation expense, including stock compensation, than in the prior year period.  SG&A expenses increased 11% to $18.6 million in the nine months ended December 31, 2020 compared to $16.7 million in the nine months ended December 31, 2019. The increase in SG&A expense in the nine months ended December 31, 2020 was due to higher overall compensation expense, including stock compensation, than in the prior year period.

Amortization of acquisition related intangibles

We recorded amortization expense related to our core technology and know-how, customer relationships, and other intangible assets of $0.4 million and $0.1 million in the three month periods ended December 31, 2020 and 2019, respectively, and $0.6 million and $0.3 million in the nine month periods ended December 31, 2020 and 2019 respectively.  The increases in amortization expense in both periods are primarily a result of the acquisition of NEPSI.

Change in fair value of contingent consideration

The change in fair value of our contingent consideration for the earnout payment on the NEPSI Acquisition resulted in a loss of $2.7 million in both the three and nine months ended December 31, 2020. The change in the fair value was primarily driven by the change in our stock price, which is a key valuation metric.

Operating loss

Our operating loss is summarized as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Operating profit (loss):
Grid	$(5,826)	$(3,732)	$(8,388)	$(9,723)
Wind	147	(2,297)	(1,956)	(6,015)
Unallocated corporate expenses	(3,579)	(590)	(5,337)	(1,236)
Total	$(9,258)	$(6,619)	$(15,681)	$(16,974)

Our Grid segment generated operating losses of $5.8 million and $8.4 million in the three and nine months ended December 31, 2020, compared to $3.7 million and $9.7 million in the three and nine months ended December 31, 2019. The increase in the Grid business unit operating loss in the three months ended December 31, 2020 was due a less favorable product mix and the impact of the purchase accounting adjustments recorded as part of the NEPSI Acquisition including the inventory step up charge noted above and an adjustment to revenue of $0.3 million less than the contract value, for recognition of the fair value adjustment that reduced acquired customer deposits to properly reflect pre-acquisition activities.  The decrease in the Grid business unit operating loss in the nine months ended December 31, 2020 was due to higher revenues and a more favorable product mix.

Our Wind segment generated an operating profit of $0.1 million and an operating loss of $2.0 million in the three and nine months ended December 31, 2020, compared to operating losses of $2.3 million and $6.0 million in the three and nine months ended December 31, 2019. The decrease in the Wind business unit operating loss in both periods was due to higher revenues.

Unallocated corporate expenses consist of a loss on contingent consideration of $2.7 million in both the three and nine months ended December 31, 2020. Additionally, unallocated corporate expenses consisted of stock-based compensation expense of $0.8 million and $0.6 million in the three months ended December 31, 2020 and 2019, respectively.  Unallocated corporate expenses consisted of stock-based compensation expense of $2.6 million and $1.2 million in the nine months ended December 31, 2020 and 2019, respectively.

Change in fair value of warrants

There were no warrants outstanding in the three and nine months ended December 31, 2020. The change in fair value of warrants resulted in gains of $0.6 million and $4.6 million in the three and nine months ended December 31, 2019. The change in the fair value was primarily driven by changes in stock price, which is a key valuation metric.

Interest income, net

Interest income, net, was $0.1 million and $0.4 million in the three and nine months ended December 31, 2020, compared to $0.3 million and $1.1 million in the three and nine months ended December 31, 2019. The decreases in interest income in the three and nine months ended December 31, 2020 were related to lower cash balances earning lower interest rates than in the prior periods, as well as interest recorded related to the sale of the Devens facility for the nine months ended December 31, 2019 with no such transaction in the current year.

Other (expense) income, net

Other expense, net, was $0.3 million and $0.9 million in the three and nine months ended December 31, 2020, compared to other expense, net of $0.9 million and other income, net of less than $0.1 million in the three and nine months ended December 31, 2019.  The changes in other expense, net, during both periods was driven by the impacts of fluctuations in foreign currencies during the respective period.

 Income Taxes

Income tax benefit was $1.5 million and $1.2 in the three and nine months ended December 31, 2020, respectively.  Income tax expense was $0.1 million and less than $0.1 million in the three and nine months ended December 31, 2019, respectively. The decrease in income tax expense in both periods is a result of purchase accounting for the acquired intangible assets and the resulting deferred tax liability in the NEPSI Acquisition.  The Company recorded a deferred tax liability of $1.7 million, primarily for the difference in book and tax basis on the intangibles during the three months ended December 31, 2020. As a result, the Company was able to benefit additional deferred tax assets and therefore released a corresponding valuation allowance of $1.7 million during the three and nine months ended December 31, 2020.

Net loss

Net loss was $7.9 million and $15.1 million in the three and nine months ended December 31, 2020, compared to $6.8 million and $11.2 million in the three and nine months ended December 31, 2019.  The increases in net loss were driven by the change in fair value of contingent consideration loss in the three and nine months ended December 31, 2020, the gain on fair value of warrants in the prior year period that did not recur in the nine months ended December 31, 2020 as well as the changes discussed above.

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

We define non-GAAP net loss as net loss before stock-based compensation, amortization of acquisition-related intangibles, acquisition costs, change in fair value of contingent consideration and warrants, and other non-cash or unusual charges.  We believe non-GAAP net loss assists management and investors in comparing our performance across reporting periods on a consistent basis by excluding these non-cash charges and other items that we do not believe are indicative of our core operating performance. In addition, we use non-GAAP net loss as a factor to evaluate the effectiveness of our business strategies. A reconciliation of GAAP to non-GAAP net loss is set forth in the table below (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net loss	$(7,933)	$(6,845)	$(15,062)	$(11,209)
Stock-based compensation	839	590	2,597	1,236
Amortization of acquisition-related intangibles	645	85	886	255
Acquisition costs	313	—	313	—
Change in fair value of contingent consideration and warrants	2,740	(556)	2,740	(4,648)
Non-GAAP net loss	$(3,395)	$(6,726)	$(8,526)	$(14,366)

Non-GAAP net loss per share - basic	$(0.13)	$(0.32)	$(0.37)	$(0.69)
Weighted average shares outstanding - basic	25,470	21,185	23,011	20,786

We incurred non-GAAP net losses of $3.4 million and $8.5 million or $0.13 and $0.37 per share, for the three and nine months ended December 31, 2020, compared to $6.7 million and $14.4 million, or $0.32 and $0.69 per share, for the three and nine months ended December 31, 2019. The decrease in the three and nine month non-GAAP net loss was due to lower operating loss driven by higher revenues and a more favorable product mix.

For a description and reconciliation of our other non-GAAP financial measure, non-GAAP operating cash flow, see below under “Non-GAAP Financial Measure – Non-GAAP Operating Cash Flow.”

Liquidity and Capital Resources

We have experienced recurring operating losses, and as of December 31, 2020, had an accumulated deficit of $993.7 million.

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

As described above, on October 1, 2020, we acquired NEPSI. The NEPSI purchase price was $26.0 million in cash, including cash from the settlement of our $25 million certificate of deposit during the three months ended September 30, 2020, and 873,657 restricted shares of our common stock.  As part of the transaction, the selling stockholders may receive up to an additional 1,000,000 restricted shares of our common stock upon the achievement of certain specified revenue objectives in the future.

As described above, on October 26, 2020, we completed an offering of 3,670,000 shares of our common stock at a public offering price of $15.00 per share. We received net proceeds of approximately $51.5 million after deducting underwriting discounts and commissions and offering expenses.  In addition, we had granted the underwriters a 30-day option to purchase up to an additional 550,500 shares of common stock at the public offering price which they did not exercise.

As of December 31, 2020, we had cash, cash equivalents, marketable securities and restricted cash of $84.4 million, compared to $66.1 million as of March 31, 2020, an increase of $18.3 million. As of December 31, 2020, we had approximately $2.8 million of cash, cash equivalents, and restricted cash in foreign bank accounts. Our cash, cash equivalents, marketable securities and restricted cash are summarized as follows (in thousands):

	December 31, 2020	March 31, 2020
Cash and cash equivalents	$67,909	$24,699
Marketable securities	10,239	35,195
Restricted cash	6,233	6,165
Total cash, cash equivalents, marketable securities and restricted cash	$84,381	$66,059

For the nine months ended December 31, 2020, net cash used in operating activities was $4.9 million, compared to $17.8 million for the nine months ended December 31, 2019.  The decrease in net cash used in operations was due primarily to the overall impact of increased sales activities on the operating accounts in the current year period.

For the nine months ended December 31, 2020, net cash used in investing activities was $2.6 million, compared to net cash used in investing activities of $34.9 million for the nine months ended December 31, 2019. The decrease in net cash used in investing activities was due primarily to the purchase of the $35.0 million certificate of deposit in the nine months ended December 31, 2019 with no such transaction in the current year period and the sale of the $25.0 million certificate of deposit in the nine months ended December 31, 2020, offset by cash that was used to pay for the Acquisition.

For the nine months ended December 31, 2020, net cash provided by financing activities was $50.6 million compared to net cash provided by financing activities of $5.7 million in the nine months ended December 31, 2019.  The increase in net cash provided by financing activities was due primarily to the proceeds from the October 2020 offering.

As of December 31, 2020, we had $5.6 million of restricted cash included in long-term assets and $0.6 million of restricted cash included in current assets.  These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts and long-term projects, including the irrevocable letter of credit in the amount of $5.0 million to secure certain of our obligations under the Subcontract Agreement with ComEd. These deposits are held in interest bearing accounts.

We believe we have sufficient available liquidity to fund our operations and capital expenditures for the next twelve months. In addition, we may seek to raise additional capital, which could be in the form of loans, convertible debt or equity, to fund our operating requirements and capital expenditures. We have no outstanding warrants as of December 31, 2020. Our liquidity is highly dependent on our ability to increase revenues, including our ability to collect revenues under our agreements with Inox, control our operating costs, and raise additional capital, if necessary. There can be no assurance that we will be able to raise additional capital on favorable terms or at all, or execute on any other means of improving our liquidity as described above.  Additionally, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to raise additional capital, if necessary, which could negatively impact our liquidity.

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

	Nine months ended
	December 31, 2020	December 31, 2019
Operating cash flow	$(4,871)	$(17,779)
Sinovel settlement (net of legal fees and expenses)	—	1,000
Tax effect of adjustments	—	2,724
Non-GAAP operating cash flow	$(4,871)	$(14,055)

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in ASU 2018-13 provide for increased effectiveness of the disclosures made around fair value measurements while including consideration for costs and benefits. The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those periods.  As of April 1, 2020, we have adopted ASU 2018-13 and noted no material impact on our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In making this evaluation, our management considered the material weakness in our internal control over financial reporting described below. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of such date.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. During the third quarter of fiscal 2020, in connection with the preparation of our financial statements for this Quarterly Report on Form 10-Q, management identified the following material weakness: we did not maintain proper controls, processes and procedures  over the initial purchase accounting and the continuing fair value accounting associated with the NEPSI Acquisition that were adequately designed, documented and executed to support the accurate and timely reporting of our financial results regarding the initial purchase accounting and the continuing fair value accounting associated with the NEPSI Acquisition. Specifically, the modeling assumptions and the calculation performed by our third-party valuation specialist as it relates to fair value accounting reporting for contingent consideration on the purchase accounting for the NEPSI Acquisition included errors resulting in a $1.3 million overstatement in both the fair value of the earnout payment and the preliminary estimated purchase price paid to NEPSI, that we failed to detect, which were reflected in Exhibit 99.3 of our Form 8-K/A filed with the Securities and Exchange Commission (“SEC”) on December 14, 2020.  As a result, we made post-closing adjustments necessary to properly reflect the fair value of the contingent consideration liability in the financial statements included in this Quarterly Report on Form 10-Q for the period ended December 31, 2020.

Notwithstanding the material weakness, we believe that our financial statements contained in this Quarterly Report on Form 10-Q fairly present our financial position, results of operations and cash flows for the periods covered by this report in all material respects.

Our management, with the oversight of our audit committee, has initiated steps and plans to take additional measures to remediate the underlying causes of the material weakness, which we currently believe will be primarily through the development and implementation of new procedures, policies, processes, including revising precision level of management review controls and gaining additional assurance regarding timely completion of our outside service providers’ quality control procedures. It is possible that we may determine that additional remediation steps will be necessary in the future.

Changes in Internal Control over Financial Reporting

Other than the material weakness described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Except as noted below, there have been no material changes to the risk factors described in Part I, Item IA of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the SEC on June 2, 2020.

We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.

We have identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of our financial statements for this Quarterly Report on Form 10-Q, we identified that a material weakness in our internal control over financial reporting existed during the quarter ended, and remained unremediated as of December 31, 2020, relating to our failure to maintain proper controls, processes and procedures over the initial purchase accounting and the continuing fair value accounting associated with the NEPSI Acquisition that were adequately designed, documented and executed to support the accurate and timely reporting of our financial results. Specifically, the modeling assumptions and the calculation performed by our third-party valuation specialist as it relates to fair value accounting for contingent consideration on the purchase accounting for the NEPSI Acquisition included errors resulting in a $1.3 million overstatement in both the  fair value of the earnout payment and the preliminary estimated purchase price paid to NEPSI that we failed to detect, which were reflected in Exhibit 99.3 of our Form 8-K/A filed with the Securities and Exchange Commission (“SEC”) on December 14, 2020. Subsequently, we made post-closing adjustments necessary to properly reflect the fair value of the contingent consideration liability in the financial statements included in this Quarterly Report on Form 10-Q for the period ended December 31, 2020.

Our management, with the oversight of our audit committee, has initiated steps and plans to take additional measures to remediate the underlying causes of the material weakness, which we currently believe will be primarily through the development and implementation of new procedures, policies, and processes, including revising precision level of management review controls and gaining additional assurance regarding timely completion of our outside service providers’ quality control procedures. Although we plan to complete implementing the remediation plan as quickly as possible, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful in remediating this material weakness. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. In addition, if we are unable to successfully remediate this material weakness and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s stock repurchase activity during the three months ended December 31, 2020 was as follows:

Month	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
October 1, 2020 - October 31, 2020	11,166	$13.91	—	—
November 1, 2020 - November 30, 2020	7,321	$13.91	—	—
December 1, 2020 - December 31, 2020	0	$0.0	—	—
Total	18,487	$13.91	—	—

(a) During the three months ended December 31, 2020, we purchased shares in connection with our stock-based compensation plans, whereby shares of our common stock were tendered by employees for payment of applicable statutory tax withholdings.

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

Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet as of December 31, 2020 and March 31, 2020 (ii) Condensed Statements of Operations and Income for the three and nine months ended December 31, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended December 31, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2020 and 2019, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SUPERCONDUCTOR CORPORATION

Date:	February 3, 2021	By:	/s/ John W. Kosiba, Jr.
John W. Kosiba, Jr.
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)