Form 10-K
period 2021-03-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2021-06-02
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on September 30, 2020, based on the closing price of the shares of Common Stock on the Nasdaq Global Select Market on that date ($14.48 per share) was $318.9 million.

Number of shares outstanding of the registrant’s Common Stock, as of May 28, 2021 was 28,016,716

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the annual meeting of stockholders scheduled to be held on July 30, 2021, to be filed with the Securities and Exchange Commission (the “SEC”), are incorporated by reference in answer to Part III of this Form 10-K.

AMERICAN SUPERCONDUCTOR CORPORATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Annual Report that relate to future events or conditions, including without limitation, the statements in Part I, “Item 1A. Risk Factors” and in Part II under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects, our addressable markets, our competitive position, the benefits of our acquisitions, the ongoing impact of the COVID-19 pandemic on our business, financial results and financial condition,  expectations for when our products become operational, capabilities and potential uses of our products, or our prospective results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain. There are a number of important factors that could materially impact the value of our common stock or cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include the important factors discussed under the caption “Risk Factors” in Part 1. Item 1A of this Form 10-K for the fiscal year ended March 31, 2021, which among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Any such forward-looking statements represent management’s estimates as of the date of this Annual Report on Form 10-K. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

PART I

Item 1.	BUSINESS

Overview

American Superconductor Corporation (together with its subsidiaries, “AMSC®” or the “Company”) was founded on April 9, 1987. We are a leading system provider of megawatt-scale power resiliency solutions that orchestrate the rhythm and harmony of power on the grid™, and protect and expand the capability of the Navy’s fleet. Our system level products leverage the Company’s proprietary “smart materials” and “smart software and controls” to provide enhanced resiliency and improved performance of megawatt-scale power flow.

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

On October 1, 2020, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with the selling stockholders named therein.  Pursuant to the terms of the Stock Purchase Agreement and concurrently with entering into such agreement, we acquired all of the issued and outstanding (i) shares of capital stock of Northeast Power Systems, Inc., a New York corporation (“NEPSI”), and (ii) membership interests of Northeast Power Realty, LLC, a New York limited liability company, which holds the real property that serves as NEPSI’s headquarters (the “NEPSI Acquisition”). NEPSI is a U.S.-based global provider of medium-voltage metal-enclosed power capacitor banks and harmonic filter banks for use on electric power systems.  As a result of this transaction, NEPSI became a wholly-owned subsidiary and is operated by our Grid business segment.

On May 6, 2021, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with the selling stockholders named therein.  Pursuant to the terms of the Stock Purchase Agreement and concurrently with entering into such agreement, we acquired all of the issued and outstanding (i) shares of capital stock of Neeltran, Inc., a Connecticut corporation (“Neeltran”) and (ii) Neeltran International, Inc., a Connecticut corporation (“International”). Neeltran, Inc., is a U.S. based corporation that supplies rectifiers and transformers to industrial customers.  As a result of this transaction, Neeltran became a wholly-owned subsidiary and is operated by our Grid business segment.

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

•	Marine protection systems. We sell advanced degaussing systems to the U.S. Navy. Our degaussing system creates a magnetic signature around a ship to mask the ship against sea mines and torpedoes. Our degaussing system is comprised of much smaller, lighter and higher performing HTS cable coils eliminating 50-80% of the system weight and reducing overall energy consumption versus copper-based degaussing systems.

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

Our fiscal year begins on April 1 and ends on March 31. When we refer to a particular fiscal year, we are referring to the fiscal year beginning on April 1 of that same year. For example, fiscal 2020 refers to the fiscal year that began on April 1, 2020. Other fiscal years follow similarly.

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

•	Provide resiliency and protection capabilities. Our products provide resiliency and protection capabilities that support an evolving power grid and protect the navy fleet from rising global threats.

•	Pursue Emerging Overseas Markets and Serve Key Markets Locally. We focus our sales efforts on overseas markets that are investing aggressively in renewable energy and power grid projects. As part of our strategy, we serve our key target markets with local sales and field service personnel, which enables us to understand market dynamics and more effectively anticipate customer needs while also reducing response time. We currently serve target markets such as Australia, Canada, China, India, Korea, South Africa, the United Kingdom, Jordan, Mexico and the United States.

Grid market overview

It is widely believed that the electricity grids around the world require modernization through widespread technology upgrades if they are to maintain reliability while solving rapidly evolving challenges such as more frequent severe weather, threats of physical- and cyber-attacks, expanded renewable generation (both large and small scale) and new types of customer loads such as electric vehicles.  In fact, a series of reports written by the Electric Power Research Institute ("EPRI") in 2016 emphasize the need for increased resiliency, flexibility and connectivity in electric grids.  According to the EPRI reports, the number of geophysical, meteorological, hydrological, and climatological events in the U.S. rose to an all-time high of 247 events in 2010 – up from approximately 200 in 2009 and less than 200 in all years combined from 1980 to 2010.  Available data further indicate that the existing U.S. electrical grid has been stressed by U.S. wind power generation increasing from 6 Gigawatts ("GW") in 2003 to 122 GW in 2020, and photovoltaics ("PV") power generation increasing from almost zero in 2003 to nearly 98 GW as of the end of 2020.

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

The Biden Administration’s new Energy Plan, if enacted, could positively impact the demand for our new energy power systems solutions. The new Energy Plan intends to reform and extend the tax incentives that generate energy efficiency and clean energy jobs as well as to develop financing mechanisms that leverage private sector dollars to maximize investment in the clean energy revolution. The Biden Administration plans to spur the installation of tens of thousands of wind turbines in his first term – including thousands of turbines off the U.S. coasts. We plan to seek to collaborate with top tier wind turbine manufacturers to provide new wind farm connectivity to the U.S. power grid.

The new Presidential administration also intends to spur the installation of millions of solar panels – including utility-scale, rooftop, and community solar systems. Our systems are primarily focused on addressing renewable energy installations for project developers and wind turbine manufacturers. Because solar power is dynamic and intermittently variable in nature, distribution grids will need to enhance their network’s capabilities to accommodate this new resource, while maintaining efficiency and power quality for their customers. Our systems offers electric utilities superior power quality, environmental benefits, and significant cost-savings over traditional solutions.

The President’s Energy Policy also focuses on the next generation of electric grid transmission and distribution, which has been the heart of our long-term growth strategy. We believe our new energy power systems products are well suited to address this enormous challenge.

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

•	actiVAR® Systems. Our actiVAR system is a fast-switching medium-voltage reactive compensation solution that utilizes passive, fast-switching, and transient-free switching devices. The actiVAR mitigates voltage sags and reduces large inrush currents associated with starting large medium-voltage motors across-the-line. Large motors require significant amounts of reactive power to start. The flow of VARs across the power system network results in voltage sags which cause power quality issues to nearby utility customers, as well as a reduction in the motors ability to start. Traditional solutions to solve these problems utilize complex and costly adjustable speed drives and synchronous transfer switchgear solutions. The actiVAR replaces these items at a fraction of the cost. The solution is prevalent in the pump and compressors stations utilized in industrial industries. Our actiVAR sales process begins with the Engineering and Procurement Companies during feasibility. We identify viable projects for this solution and assist with performance and rating calculations, which eventually lead to the adaption and purchase of the actiVAR solution.

•	armorVAR™ Systems. Our armorVAR systems consists of conventionally switched medium-voltage metal-enclosed capacitor banks and harmonic filters banks. These systems are installed for reactive compensation, power factor correction, loss reduction, utility bill savings, and mitigation of common power quality concerns related to power converter-based generation and load devices. They are utilized in all industries including renewables, industrial, utility, commercial, mining, and petro-chemical industries. Our armorVAR systems also support the base VAR requirements of renewable power plants and can include fully integrated D-VAR and D-VAR VVO solutions to form more advanced hybrid solutions that are more economical and easier to install.

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

Marine market overview

Defense spending has increased over the past six years as the U.S. military moves to rebuild and retool for competition against other great powers. In March 2021, the Department of Defense submitted the Navy’s 2021 shipbuilding plan to Congress, covering government fiscal years 2022 to 2051, which if fully carried out, would represent the largest naval buildup since the Reagan Administration in the 1980s.

In September 2020, the Navy’s fleet numbered 290 battle force ships—aircraft carriers, submarines, surface combatants, amphibious ships, combat logistics ships, and some support ships. The Navy’s 2021 shipbuilding plan reflects its 2016 force structure assessment and sets a goal of building and maintaining a fleet of 355 battle force ships.

Since WWII, the Navy fleet has protected its warfare vessels with copper-based degaussing systems. Our HTS-based degaussing system provides world class mine protection while reducing the weight of the degaussing system by 50-80%, and reducing energy consumption.

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

Our solutions for the marine market

Each Navy ship can be thought of as having its own power grid.  We provide advanced ship protection systems, power management, and power generation systems that are designed to help fleets increase system efficiencies, enhance warfare capabilities, and boost reliability, performance and security. Our systems support the Navy’s mission to “electrify the fleet”.  Our systems allow for the ship to generate a large amount of electrical power and distribute the power through an in-board power system to a propulsion motor by way of a much smaller, lighter, and higher performing HTS cable system, enabling a more advanced, reliable, and secure solution with a smaller footprint. Our solutions include:

•

Ship Protection Systems.  The primary focus of our SPS has been degaussing systems. These systems reduce a naval ship’s magnetic signature, making it much more difficult for a mine to detect and damage a ship.  Traditionally made of heavy copper wire, degaussing is required on all U.S. Navy combat ships.  Our HTS advanced degaussing system is lightweight, compact, and often outperforms its conventional counterpart.  This HTS system is estimated to enable 50-80% reduction in total degaussing system weight, offering significant potential for fuel savings or options to add different payloads. The core components of a degaussing system are transferable to other applications being targeted for ship implementation. Our SPS has been designed into the San Antonio class of amphibious assault vessels.  We are also seeking opportunities to propagate SPS throughout the surface fleet, creating a relatively long-term revenue stream.

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

According to GlobalData, a research firm, approximately 84 GW of wind generation capacity were added worldwide in calendar 2020, as compared to 59 GW in calendar 2019. GlobalData anticipates that more than 87 GW of additional capacity will be added in 2021.

According to GlobalData, annual wind installations in India for calendar 2020 were 1.7 GW and for calendar 2021 are estimated to be 3 GW.

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

Customers

We serve customers globally through a localized sales and field service presence in our core target markets.  We have served over 100 customers in the grid market since our inception, including Commonwealth Edison, YMC Incorporated, the U.S. Navy, SSE plc in the United Kingdom, Consolidated Power Projects (Pty) Ltd in South Africa, Fuji Bridex in Singapore, Vestas Wind Systems A/S in Denmark, and Ergon Energy in Australia. Additionally, our sales personnel in the United States are supported by manufacturers' sales representatives. We have designed wind turbines for and licensed wind turbine designs to wind turbine manufacturing customers including Inox Wind Limited ("Inox") in India and Doosan Heavy Industries (“Doosan”) in Korea.

In fiscal 2020, EPC Services Company accounted for 13% of our total revenues. In fiscal 2019, Department of Homeland Security accounted for 10% of our total revenues. In fiscal 2018, Inox accounted for 34% of total revenues. No other customer accounted for more than 10% of our total revenues in each of fiscal 2020, 2019, and 2018.

Facilities and Manufacturing

Our primary facilities and their primary functions are as follows:

•	Ayer, Massachusetts — Corporate headquarters; Grid and Wind segment manufacturing, and research and development

•	Westminster, Massachusetts - Grid segment manufacturing

•	Pewaukee, Wisconsin — Grid segment research and development

•	Richland, Washington — Grid segment research and development

•	Klagenfurt, Austria —Wind segment project engineering, customer support and research and development

•	Queensbury, New York — Grid segment manufacturing

•	New Milford, Connecticut - Grid segment manufacturing

Our global footprint also includes sales and/or field service offices in Australia, India, South Korea, the United Kingdom and McLean, VA.  During fiscal 2020 we closed facilities in Romania and China following the move of our Wind manufacturing to corporate headquarters.

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

Sales and Marketing

Our strategy is to serve customers locally in our core target markets through a direct sales force operating out of sales offices worldwide. In addition, we utilize manufacturers’ sales representatives in the United States and Canada to market our products to utilities in North America.  The sales force also leverages business development staff for our various offerings as well as our team of wind turbine engineers and power grid transmission planners, all of whom help to ensure that we have an in-depth understanding of customer needs and provide cost-effective solutions for those needs.

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

Despite the strength of our patent position, a number of U.S. and foreign patents and patent applications of third parties relate to our current products, to products we are developing, or to technology we are now using in the development or production of our products. We may need to acquire licenses to those patents, contest the scope or validity of those patents, or design around patented processes or products as necessary. If companies holding patents or patent applications that we need to license are competitors, we believe the strength of our patent portfolio will improve our ability to enter into license or cross-license arrangements with these companies. We have already successfully negotiated cross-licenses with several competitors.

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

We have extensive patents and patents pending covering applications of HTS wire, such as HTS fault current limiting technology including our fault current limiting cable, HTS rotating machines and ship protection systems. Since the superconductor rotating machine and the fault current limiting cable applications are relatively new, we believe that we have a particularly strong patent position in these areas.  At present, we believe we have the world’s broadest and most fundamental patent position in superconductor rotating machines technology. We have also filed a series of patents on our concept for our proprietary fault current limiting technology. However, there can be no assurance that that these patents will be sufficient to assure our freedom of action in these fields without further licensing from others. See Part I, Item 1A, “Risk Factors,” for more information regarding the status of the commercialization of our Amperium wire products.

Wind Patents

Under our Windtec™ Solutions brand, we design a variety of wind turbine systems and license these designs, including expertise and patent rights, to third parties for an upfront fee, plus in some cases, future royalties. Our wind turbine designs are covered by patents and patents pending worldwide on wind turbine technology. We have patent coverage on the unique design features of our blade pitch control system, which ensures optimal aerodynamic flow conditions on the turbine blades and improves system efficiency and performance. The pitch system includes a patented SafetyLOCK™ feature that causes the blades to rotate to a feathered position to prevent the rotor blades from spinning during a fault.

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

Human Capital

We provide a safe and positive work environment for our employees that emphasizes respect for individuals and high standards of integrity.  The health and safety of our employees is of utmost importance to us.  During the COVID-19 pandemic, we have taken proactive measures to safeguard our employees and their families and the communities in which we live and work.  We implemented social distancing policies at our locations around the world, maintained rigorous cleaning schedules, enabled non-manufacturing personnel to work from home and suspended all unnecessary local and international business travel.  Recognizing and respecting our global presence, we strive to maintain a diverse and inclusive workforce everywhere we operate.  As of March 31, 2021, we employed 225 persons. None of our employees is represented by a labor union.

We believe our employees are the foundation of our success and that our future growth depends, in part, on our ability to continue to attract and retain the best and brightest talent, including key management professionals, scientists, engineers, researchers, manufacturing personnel, and marketing and sales professionals.  In order for us to attract the best talent, we provide a collaborative, inclusive and innovative work environment, competitive compensation, and opportunities for our employees to grow. We are focused on continuing to build an inclusive culture that inspires leadership, encourages innovative thinking, and supports the development and advancement of all.

Our human capital management objectives include attracting, incentivizing, and integrating our existing and future employees. We strive to attract and retain talented employees by offering competitive compensation and benefits that support their health and financial well-being. We use a combination of fixed and variable pay including base salary, bonuses, performance awards and stock-based compensation. The principal purposes of our equity incentive plans are to attract, retain and motivate employees through the granting of stock-based compensation awards. We offer employees benefits that vary by country and are designed to address local laws and cultures and to be competitive in the marketplace.

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

We intend to disclose on our website any amendments to, or waivers of, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the SEC or the rules of the Nasdaq Stock Market, LLC.

Information about our Executive Officers

The table and biographical summaries set forth below contain information with respect to our executive officers as of the date of this filing:

Name	Age	Position
Daniel P. McGahn	49	President, Chief Executive Officer and Chairman
John W. Kosiba, Jr.	48	Senior Vice President, Chief Financial Officer and Treasurer

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

We were not profitable in fiscal 2020 and have recorded net losses in two of the last three fiscal years.  While we did report net income of $26.8 million for the fiscal year ended March 31, 2019, it was largely as a result of the receipt of payments from Sinovel Wind Group Co. Ltd. pursuant to the terms of the Settlement Agreement described further herein. We may not be profitable in fiscal 2021 or future years.

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

As of March 31, 2021, we had approximately $80.7 million of cash, cash equivalents, marketable securities and restricted cash, and during the fiscal year ended March 31, 2021, we used $8.7 million in cash for our operating activities. We have historically experienced net losses, although we did report net income of $26.8 million for the fiscal year ended March 31, 2019. We plan to continue to closely monitor our expenses and, if required, will further reduce operating costs and capital spending to enhance liquidity.

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

Currency exchange rate fluctuations could have an adverse effect on our revenues and results of operations, and we could experience losses with respect to hedging activities. In fiscal 2020, 41% of our revenues were recognized from sales outside of the United States. In addition, approximately 17% of our revenues in fiscal 2020 were derived under sales contracts where prices were denominated in the Euro. Unfavorable currency fluctuations could require us to increase prices to foreign customers, which could result in a lesser number of orders, and therefore lower revenues, from such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be adversely affected. In addition, most sales made by our foreign subsidiaries are denominated in the currency of the country in which these products are sold, and the currency they receive in payment for such sales could be less valuable at the time of receipt as a result of exchange rate fluctuations.  However, we cannot be certain that our efforts will be adequate to protect us against significant currency fluctuations or that such efforts will not expose us to additional exchange rate risks.

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired and may lead investors and other users to lose confidence in our financial data.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements.  In the quarter ended December 31, 2020, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of our financial statements for the Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, we identified that a material weakness in our internal control over financial reporting existed, relating to our failure to maintain proper controls, processes and procedures over the initial purchase accounting and the continuing fair value accounting associated with the acquisition of Northeast Power Systems, Inc. (“NEPSI”) and related assets (the “NEPSI Acquisition”) that were adequately designed, documented and executed to support the accurate and timely reporting of our financial results. Specifically, the modeling assumptions and the calculation performed by our third-party valuation specialist as it relates to fair value accounting for contingent consideration on the purchase accounting for the NEPSI Acquisition included errors resulting in a $1.3 million overstatement in both the fair value of the earnout payment and the preliminary estimated purchase price paid to NEPSI that we failed to detect, which were reflected in Exhibit 99.3 of our Form 8-K/A filed with the SEC on December 14, 2020. Subsequently, we made post-closing adjustments necessary to properly reflect the fair value of the contingent consideration liability in the financial statements.

Our management, with the oversight of our audit committee, took additional measures to remediate the underlying causes of the material weakness, which included the development and implementation of new procedures, policies, and processes, including revising precision level of management review controls and gaining additional assurance regarding timely completion of our outside service providers’ quality control procedures. Although the material weakness was remediated during the quarter ended March 31, 2021, if our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

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

The COVID-19 pandemic could adversely impact our business, financial condition and results of operations.

Since March 2020, COVID-19 has spread throughout the globe, including in the Commonwealth of Massachusetts where our headquarters are located, and in other areas where we have business operations. In response to the outbreak, we have followed the guidelines of the U.S. Centers for Disease Control and Prevention ("CDC") and applicable state government authorities to protect the health and safety of our employees, their families, our suppliers, our customers and our communities. While these existing measures, and COVID-19 generally, have not materially disrupted our business to date, any future actions necessitated by the COVID-19 pandemic may result in disruption to our business.

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

The COVID-19 pandemic continues to evolve. The extent to which the outbreak impacts our business, liquidity, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, the location, duration and magnitude of future waves of infection, new mutations of the virus, timing, effectiveness and adoption of vaccines, travel restrictions and social distancing in the United States and other countries, the duration and extent of business closures or business disruptions and the effectiveness of actions taken to contain and treat the disease. If we, our customers or suppliers experience prolonged shutdowns or other business disruptions, our business, liquidity, results of operations and financial condition and the trading price of our common stock are likely to be materially adversely affected, and our ability to access the capital markets may be limited.

Changes in U.S. Government Defense Spending Could Negatively Impact Our Financial Position, Results of Operations, Liquidity and Overall Business.

We have several contracts with the U.S. government, including defense-related programs with the U.S. Department of Defense. Changes in U.S. government defense spending for various reasons, including as a result of potential changes in policy positions or priorities that may result from the recent U.S. presidential and congressional election, could negatively impact our results of operations, financial condition and liquidity. Our programs are subject to U.S. government policies, budget decisions and appropriation processes which are driven by numerous factors including: (1) geopolitical events; (2) macroeconomic conditions; and (3) the ability of the U.S. government to enact relevant legislation, such as appropriations bills. In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation. In prior years, the U.S. government has been unable to timely complete its budget process before the end of its fiscal year, resulting in governmental shut-downs or providing only enough funds for U.S. government agencies to continue operating at prior-year levels. Significant changes in U.S. government defense spending or changes in U.S. government priorities, policies and requirements could have a material adverse effect on our results of operations, financial condition and liquidity.

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

Uncertainty surrounding our prospects and financial condition may have an adverse effect on our customer and supplier relationships.

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

Revenues from Inox are supported by a supply contract to purchase, and a license to make, use and supply, wind turbine ECS.  Inox has been active in the new central and state government auction regime in India and has over 1,350 MW of orders from the first four Solar Energy Corporation of India Limited (“SECI”) central government auctions, and 50 MW from the Maharashtra state government auction. However, we cannot predict if and how successful Inox will be in executing on these orders or in obtaining new orders under the new central and state auction regime.  In addition, Inox’s ability to perform under the supply contract has been and may continue to be hampered by the prolonged impacts of the COVID-19 pandemic. Since March 2020, India’s manufacturing facilities have been closed at the direction of India’s government and are expected to remain closed for so long as the impacted regions remain highly affected by COVID-19.  Any failure by Inox to succeed under this regime, or any delay in Inox’s ability to deliver its wind turbines, could result in fewer ECS shipments to Inox.  Inox has historically failed to post letters of credit and take delivery of forecasted ECS quantities.  If Inox again fails to post letters of credit and take delivery of forecasted ECS quantities, cancels, does not otherwise fully perform under the supply contract or discontinues future purchases from us under the supply contract, then our business, operating results and financial position could be adversely affected.

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

We are subject to many rapidly evolving privacy and data protection laws and regulations in Europe and around the world.  This requires us to operate in a complex environment where there are significant constraints on how we can process personal data across our business. The European General Data Protection Regulation (the “GDPR”), which became effective in May 2018, has established stringent data protection requirements for companies doing business in or handling personal data of individuals in the European Union. The GDPR imposes obligations on data controllers and processors including the requirement to maintain a record of their data processing and to implement policies and procedures as part of their mandated privacy governance framework. Breaches of the GDPR could result in substantial fines, which in some cases could be up to four percent of our worldwide revenue. In addition, a breach of the GDPR or other data privacy or data protection laws or regulations could result in regulatory investigations, reputational damage, orders to cease/change our use of data, enforcement notices, as well potential civil claims including class action type litigation. There is a risk that we may be subject to fines and penalties, litigation and reputational harm if we fail to properly process or protect the data or privacy of third parties or comply with the GDPR, CCPA or other applicable data privacy and data protection regimes.

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

Our recent acquisitions require substantial integration and management efforts. As a result of any additional acquisition we pursue, management’s attention and resources may be further diverted from our other businesses. An acquisition may also involve the payment of a significant purchase price, which could reduce our cash position or dilute our stockholders and require significant transaction-related expenses.

Achieving the benefits of any acquisition involves additional risks, including:

•	difficulty assimilating acquired operations, technologies and personnel;

•	inability to retain management and other key personnel of the acquired business;

•	changes in management or other key personnel that may harm relationships with the acquired business’s customers and employees;

•	unforeseen liabilities of the acquired business;

•	diversion of management’s and employees’ attention from other business matters as a result of the integration process;

•	mistaken assumptions about volumes, revenues and costs associated with the acquired business, including synergies;

•	limitations on rights to indemnity from the seller;

•	mistaken assumptions about the overall costs of equity or debt used to finance the acquisition; and

•	unforeseen difficulties operating in new product areas, with new customers, or in new geographic areas.

We cannot provide any assurance that we will realize any of the anticipated benefits of any acquisition, including our NEPSI Acquisition in October 2020, and Neeltran, Inc. acquisition completed in May 2021, and if we fail to realize these anticipated benefits, our operating performance could suffer.

Risks Related to Our Markets

Our success depends upon the commercial adoption of the REG system, which is currently limited, and a widespread commercial market for our products may not develop.

To date, there has been no widespread commercial use of the REG system. It is uncertain whether a robust commercial market for those new and unproven products will ever develop.

In addition, we believe in-grid demonstrations of REG systems are necessary to convince utilities and power grid operators of the benefits of this technology. Even if a project is funded, completion of projects can be delayed as a result of other factors.  It is possible that the market demands we currently anticipate for our REG system will not develop and that they will never achieve widespread commercial acceptance. In such event, we would not be able to implement our strategy, and our results of operations could be reduced or eliminated.  Even if a commercial market for our REG systems were to develop, commercial terms requested by utilities and power grid operators relating to bonding requirements, limitations of liability, warranty periods, or other contractual provisions, may not be acceptable to us, which could impede our ability to enter into contractual arrangements for the sale of our REG system.

Adverse changes in domestic and global economic conditions could adversely affect our operating results.

We have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. In recent years, and particularly in fiscal 2020 as a result of the COVID-19 pandemic, the state of both the domestic and global economies has been uncertain due to the difficulty in obtaining credit, and financial market volatility. Adverse credit conditions in the future could have a negative impact on our ability to execute on future strategic activities.  In addition, if credit is difficult to obtain in the future, some customers may delay or reduce purchases. Similarly, inflationary pressures may increase our costs or force us to increase prices for our products. These events could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies, increased accounts receivable and inventory write-offs and increased price competition. Any of these events would likely harm our business, results of operations and financial condition.

We have operations in, and depend on sales in, emerging markets, including India, and global conditions could negatively affect our operating results or limit our ability to expand our operations outside of these markets. Changes in India’s political, social, regulatory and economic environment may affect our financial performance.

We have operations in India and in recent years a significant portion of our total revenues has been derived from customers in this market.  Our financial performance depends upon our ability to carry on our operations and sell our products in markets such as India, as well as other emerging markets around the world.  We are, and will continue to be, subject to financial, political, economic and business risks in connection with our operations and sales in these emerging markets. In addition to the business risks inherent in developing and servicing these markets, economic conditions may be more volatile, legal and regulatory systems less developed and predictable, and the possibility of various types of adverse governmental action more pronounced in emerging markets. In addition, inflation, fluctuations in currency and interest rates, competitive factors, civil unrest, public health emergencies and labor problems could affect our revenues, expenses and results of operations. Our operations could also be adversely affected by acts of war, terrorism or the threat of any of these events as well as government actions such as controls on imports, exports and prices, tariffs, new forms of taxation, or changes in fiscal regimes and increased government regulation in the countries in which we operate or service customers. Unexpected or uncontrollable events or circumstances in any of these markets could have a material adverse effect on our financial results and cash flows.

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

In recent years, a substantial amount of our consolidated revenues were recognized from customers outside of the United States. For example, 41% of our revenues in fiscal 2020 and 51% of our revenues in fiscal 2019 were recognized from sales outside the United States.  We also manufacture certain of our products and purchase a portion of our raw materials and components from suppliers in other foreign countries. Our international operations are subject to a variety of risks that we do not face in the United States, including:

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

Trade tensions between the U.S. and China, as well as those between the U.S. and Canada, Mexico and other countries have been escalating in recent years. For example, the prior U.S. presidential administration imposed tariffs on products imported from China in recent years, which had an impact on our products and supplies imported from China to the U.S., and the Chinese government countered with additional retaliatory tariffs on U.S. manufactured goods. We cannot predict whether the United States or any other country will impose new quotas, tariffs, taxes or other trade barriers upon the importation or exportation of our products or gauge the effect that new barriers would have on our financial position or results of operations.  These new tariffs or any additional tariffs or other trade barriers may cause our costs to increase, our products to be less competitive, and our business, results of operations and financial position to be materially adversely affected.

Our overall success in international markets depends, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions. We may not be successful in developing and implementing policies and strategies that will be effective in managing these risks in each country where we do business or conduct operations. Our failure to manage these risks successfully could harm our international operations and reduce our international sales, thus lowering our total revenue and increasing losses.

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

General Risk Factors

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

Our corporate headquarters, Grid and Wind manufacturing operations are located in a leased 88,000-square-foot facility in Ayer, Massachusetts. Additionally, we have Grid manufacturing operations located in a leased 77,500 square-foot facility in Westminster, Massachusetts as well as an owned 35,000 square-foot facility in Queensbury, New York.

We also occupy leased facilities located in Australia, Austria, India, Wisconsin, Washington and the United Kingdom with a combined total of approximately 72,000 square feet of space. These leases have varying expiration dates through November 2027 which can generally be terminated at our request after a six-month advance notice. These locations focus primarily on research and development, sales and/or field service and do not have significant leases or physical presence. We believe all of these facilities are well-maintained and suitable for their intended uses.

The following table summarizes information regarding our significant properties, as of March 31, 2021:

Location	Supporting	Square footage	Owned/Leased
United States
Ayer, Massachusetts	Corporate & Grid Segment	88,000	Leased
Westminster, Massachusetts	Grid Segment	77,500	Leased
Queensbury, New York	Grid Segment	35,000	Owned

Item 3.	LEGAL PROCEEDINGS

We are not party to any material legal proceedings.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “AMSC” since 1991.

Holders

The number of holders of record of our common stock on May 28, 2021 was 178.

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

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from March 31, 2016 to March 31, 2021 with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the Nasdaq Electrical Components & Equipment Index.

This graph assumes the investment of $100.00 on March 31, 2016 in our common stock, the Nasdaq Composite Index and the Nasdaq Electrical Components & Equipment Index, and assumes any dividends are reinvested. Measurement points are March 31, 2016; March 31, 2017; March 31, 2018; March 31, 2019; March 31, 2020; and March 31, 2021.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among American Superconductor Corporation,

the Nasdaq Composite Index and the Nasdaq Electrical Components & Equipment Index

	Fiscal year ended March 31,
Company/Index	2016	2017	2018	2019	2020	2021
American Superconductor Corporation	100.00	90.26	76.58	169.21	72.11	249.47
Nasdaq Composite Index	100.00	122.88	148.39	164.16	165.30	286.62
Nasdaq Electrical Components & Equipment Index	100.00	126.01	140.76	139.85	115.97	215.47

Item 6.	SELECTED FINANCIAL DATA

This item is not required for smaller reporting companies.

Item 7.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a leading system provider of megawatt-scale power resiliency solutions that orchestrate the rhythm and harmony of power on the grid™, and protect and expand the capability of our Navy's fleet. Our solutions enhance the performance of the power grid, protect our Navy’s fleet, and lower the cost of wind power.  In the power grid market, we enable electric utilities, industrial facilities, and renewable energy project developers to connect, transmit and distribute smarter, cleaner and better power through our transmission planning services and power electronics and superconductor-based systems. In the wind power market, we enable manufacturers to field highly competitive wind turbines through our advanced power electronics and control system products, engineering, and support services. Our power grid and wind products and services provide exceptional reliability, security, efficiency and affordability to our customers.

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

We manufacture products using two proprietary core technologies: PowerModule™ programmable power electronic converters and our Amperium® high temperature superconductor ("HTS") wires. These technologies and our system-level solutions are protected by a broad and deep intellectual property portfolio consisting of hundreds of patents and licenses worldwide.

We operate our business under two market-facing business units: Grid and Wind. We believe this market-centric structure enables us to more effectively anticipate and meet the needs of power generation project developers, the Navy's ship protection systems, electric utilities and wind turbine manufacturers.

•	Grid. Through our Gridtec™ Solutions, our Grid business segment enables electric utilities and renewable energy project developers to connect, transmit and distribute power with exceptional efficiency, reliability, security and affordability. We provide transmission planning services that allow us to identify power grid congestion, poor power quality, and other risks, which help us determine how our solutions can improve network performance. These services often lead to sales of our grid interconnection solutions for wind farms and solar power plants, power quality systems and transmission and distribution cable systems. We also sell ship protection products to the U.S. Navy through our Grid business segment.

•

Wind. Through our Windtec™ Solutions, our Wind business segment enables manufacturers to field wind turbines with exceptional power output, reliability and affordability. We supply advanced power electronics and control systems, license our highly engineered wind turbine designs, and provide extensive customer support services to wind turbine manufacturers. Our design portfolio includes a broad range of drivetrains and power ratings of 2 MW and higher. We provide a broad range of power electronics and software-based control systems that are highly integrated and designed for optimized performance, efficiency, and grid compatibility.

Our fiscal year begins on April 1 and ends on March 31. When we refer to a particular fiscal year, we are referring to the fiscal year beginning on April 1 of that same year. For example, fiscal 2020 refers to the fiscal year beginning on April 1, 2020. Other fiscal years follow similarly.

On October 31, 2018, we entered into a Subcontract Agreement with Commonwealth Edison Company (“ComEd”) (the “Subcontract Agreement”) for the manufacture and installation of our resilient electric grid (“REG”) system within ComEd’s electric grid in Chicago, Illinois (the “Project”). As provided in the Subcontract Agreement, the Subcontract Agreement became effective upon the signing of an amendment by us and the U.S. Department of Homeland Security (“DHS”) to the existing contract (the “Prime Contract”) between ourselves and DHS on June 20, 2019. Unless terminated earlier by us, ComEd or DHS according to the terms of the Subcontract Agreement, the term of the Subcontract Agreement will continue until we complete our warranty obligations under the Subcontract Agreement. Under the terms of the Subcontract Agreement, we have agreed, among other things, to provide the REG system and to supervise ComEd’s installation of the REG system in Chicago. As part of our separate cost sharing arrangement with DHS under the Prime Contract, we expect funding provided by DHS in connection with the Subcontract Agreement to be between $9.0 to $11.0 million, which represents the total amount of revenues we are expected to recognize over the term of the Subcontract Agreement and includes up to $1.0 million that we have agreed to reimburse ComEd for costs incurred by ComEd while undertaking its tasks under the Subcontract Agreement (the "Reimbursement Amount”). In addition, we have agreed to deliver an irrevocable letter of credit in the amount of $5.0 million to secure certain obligations under the Subcontract Agreement, which we have done, and deposited $5.0 million in an escrow account as collateral to secure such letter of credit. ComEd has agreed to provide the site and provide all civil engineering work required to support the installation, operation and integration of the REG system into ComEd’s electric grid. Other than the Reimbursement Amount, ComEd is responsible for its own costs and expenses. Substation work on the project began in late 2019, and we have delivered the REG project hardware.  The REG system is expected to be operational in 2021.

On October 1, 2020, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with the selling stockholders named therein.  Pursuant to the terms of the Stock Purchase Agreement and concurrently with entering into such agreement, we acquired all of the issued and outstanding (i) shares of capital stock of Northeast Power Systems, Inc., a New York corporation (“NEPSI”), and (ii) membership interests of Northeast Power Realty, LLC, a New York limited liability company, which holds the real property that serves as NEPSI’s headquarters (the "NEPSI Acquisition"). NEPSI is a U.S.-based global provider of medium-voltage metal-enclosed power capacitor banks and harmonic filter banks for use on electric power systems.  As a result of this transaction, NEPSI became a wholly-owned subsidiary and is operated by our Grid business segment.

The NEPSI purchase price was $26.0 million in cash on hand, including cash from the settlement of our $25 million certificate of deposit during the three months ended September 30, 2020, and 873,657 restricted shares of our common stock.  As part of the transaction, in the future, the selling stockholders may receive up to an additional 1,000,000 restricted shares of our common stock upon the achievement of certain specified future revenue objectives during varying periods of up to four years after the closing.

On October 26, 2020, we completed an offering of 3,670,000 shares of our common stock at a public offering price of $15.00 per share under our then-existing Registration Statement on Form S-3. We received net proceeds of approximately $51.5 million after deducting underwriting discounts and commissions and offering expenses.  See Note 1, “Nature of the Business and Operations and Liquidity,” for further information about this offering.

On May 6, 2021, we acquired all of the issued and outstanding shares of capital stock of (i) Neeltran, Inc., a Connecticut corporation (“Neeltran”) that supplies rectifiers and transformers to industrial customers, and (ii) Neeltran International, Inc., a Connecticut corporation (“International”), as well as the real property that served as Neeltran’s headquarters. For additional information, see “Liquidity and Capital Resources” below.

In 2020, COVID-19 was declared a pandemic and spread throughout the globe, including in the Commonwealth of Massachusetts where our headquarters are located, and in other areas where we have business operations. In response to the outbreak, we have followed the guidelines of the U.S. Centers for Disease Control and Prevention (“CDC”) and applicable state government authorities to protect the health and safety of our employees, their families, our suppliers, our customers and our communities. While these measures and, COVID-19 generally, have not materially disrupted our business to date, any future actions necessitated by the COVID-19 pandemic may result in disruption to our business.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, liquidity, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the continued geographic spread of the disease, the duration of the pandemic, the location, duration and magnitude of future waves of infection, new mutations of the virus, availability and adoption of vaccines, effectiveness of vaccines against the virus and its mutations, travel restrictions and social distancing in the United States, the European Union, India and other countries, the duration and extent of business closures or business disruptions and the effectiveness of actions taken to contain and treat the disease.

Results of Operations

Fiscal Years Ended March 31, 2021 and March 31, 2020

For a discussion of our results of operations for the year ended March 31, 2019, including a year-to-year comparison between fiscal 2019 and fiscal 2018, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended March 31, 2020.

Revenues

Total revenues increased by 36% to $87.1 million in fiscal 2020 from $63.8 million in fiscal 2019. Our revenues are summarized as follows (in thousands):

	Fiscal Years Ended March 31,
	2021	2020
Revenues:
Grid	$70,528	$49,585
Wind	16,597	14,253
Total	$87,125	$63,838

Revenues in our Grid business unit are derived from our D-VAR product sales, NEPSI product sales, HTS wire sales, ship protection systems ("SPS"), government-sponsored electric utility projects, license contracts and other prototype development contracts. We also engineer, install and commission our products on a turnkey-basis for some customers. The Grid business unit accounted for 81% of total revenues in fiscal 2020 and 78% in fiscal 2019. Grid revenues increased 42% to $70.5 million in fiscal 2020 from $49.6 million in fiscal 2019.  The increase in revenues was driven by the contribution from the NEPSI Acquisition as well as growth in the D-VAR, Volt Var Optimization ("VVO") and SPS product lines.

Revenues in our Wind business unit are derived from wind turbine electrical control systems and core components, wind turbine license and development contracts, service contracts and consulting arrangements. Our Wind business unit accounted for 19% of total revenues in fiscal 2020 and 22% in fiscal 2019. Revenues in the Wind business unit increased 16% to $16.6 million in fiscal 2020 from $14.3 million in fiscal 2019.  The increase over the prior year period was driven by increased shipments of Electrical Control Systems ("ECS") to Inox and an increase in spares revenue.  As further described in Note 1 “Nature of the Business and Operations and Liquidity,” Inox was delinquent on its obligations to post letters of credit for sets of ECS that Inox had agreed to purchase under the terms of the supply contract, and on May 29, 2020, we sent written notice to Inox notifying Inox of its default under the supply contract due to Inox’s failure to post letters of credit in the amount of €6.0 million for the payment of ECS that Inox is obligated to purchase under the terms of the supply contract. On October 1, 2020, Inox delivered approved letters of credit for payment of the remaining ECS that Inox had been obligated to purchase as a result of its then existing forecast under the terms of the Supply Contract and cured the default set forth in the May 29, 2020 default notice. Should Inox submit a forecast for purchases under the Supply Contract in the future, its ability to perform its obligations with respect to such forecasted purchases may be hampered by the prolonged impacts of the COVID-19 pandemic, or otherwise. Inox has been active in the new central and state government auction regime in India and has a cumulative order book of over 1.4 GW.  However, we cannot predict if and how successful Inox will be in executing on these orders or in obtaining new orders under the new central and state auction regime. Any failure by Inox to succeed under this regime, or any delay in Inox’s ability to deliver its wind turbines, could result in fewer ECS shipments to Inox.

Cost of Revenues and Gross Margin

Cost of revenues increased by 28% to $69.7 million in fiscal 2020, compared to $54.4 million in fiscal 2019. Gross margin increased to 20% in fiscal 2020 from 15% in fiscal 2019. The increase in gross margin in fiscal 2020 was driven by additional revenues and a more favorable product mix. Cost of revenues in fiscal 2020 includes $0.5 million for amortization on our backlog intangible asset as result of the NEPSI Acquisition. In addition, a fair value purchase adjustment of approximately $1.0 million for the step-up basis assigned to acquired inventory, to properly reflect the fair value in purchase accounting, was charged to cost of revenues in the fiscal year ended March 31, 2021. The step up was assigned to acquired work-in-progress and finished goods inventory that were completely delivered during fiscal 2020.

Operating Expenses

Research and development

Research and development (“R&D”) expenses increased by 15% to $11.0 million, or 13% of revenue in fiscal 2020, compared to $9.6 million, or 15% of revenue, in fiscal 2019.  The increase in R&D expenses is a result of additional compensation expense, additional stock compensation expenses and higher outside services expenses.

Selling, general, and administrative

Selling, general and administrative (“SG&A”) expenses increased by 12% to $25.3 million, or 29% of revenue in fiscal 2020 from $22.7 million, or 36% of revenue, in fiscal 2019. The increase in SG&A expenses is primarily the result of higher compensation, higher stock compensation expense and additional outside services expenses.

Amortization of acquisition related intangibles

We recorded $1.2 million in fiscal 2020 and $0.3 million in fiscal 2019 in amortization expense related to our core technology and know-how, customer relationships, and other intangible assets.  The increase in amortization expense is primarily a result of the NEPSI Acquisition.

Change in fair value of contingent consideration

The change in fair value of our contingent consideration for the earnout payment on the NEPSI Acquisition resulted in a loss of $3.0 million in the year ended March 31, 2021. The change in the fair value was primarily driven by the change in our stock price, which is a key valuation metric. There was no contingent consideration for the fiscal year ended March 31, 2020.

Operating loss

Our operating loss is summarized as follows (in thousands):

	Fiscal Years Ended March 31,
	2021	2020
Operating loss:
Grid	$(13,318)	$(13,508)
Wind	(3,302)	(7,699)
Unallocated corporate expenses	(6,545)	(1,922)
Total	$(23,165)	$(23,129)

The Grid segment generated an operating loss of $13.3 million in fiscal 2020 and $13.5 million in fiscal 2019. The operating loss held relatively steady despite an increase in revenue primarily due to the acquisition related adjustments in cost of revenues discussed above.

The Wind segment generated an operating loss of $3.3 million in fiscal 2020 and $7.7 million in fiscal 2019. The decrease in operating loss for fiscal 2020 was driven by improved gross margins due to additional revenues as well as less operating expenses.

Unallocated corporate expenses in fiscal 2020 consisted of a loss on contingent consideration of $3.0 million and stock-based compensation expense of $3.5 million. Unallocated corporate expenses in fiscal 2019 consisted of stock-based compensation expense of $1.9 million.

Change in fair value of warrants

There were no warrants outstanding as of March 31, 2021 and 2020. The change in the fair value of warrants of $4.6 million in the year ended March 31, 2020 was primarily due to changes in our stock price, which is a key valuation metric, as well as the exercise in June 2019 of warrants previously issued to Hercules Technology Growth Capital, Inc. (the “Hercules Warrants”) in June 2019 and the exercise and expiration in November 2019 of warrants previously issued to Hudson Bay Capital (the “Hudson Warrants”) in November 2019.

Interest income, net

Interest income, net was $0.4 million in fiscal 2020 compared to $1.3 million for fiscal 2019. The decrease in interest income, net, was driven primarily by higher cash balances in the first half of fiscal 2019 as well as lower interest rates applicable in fiscal 2020.

Other (expense) income, net

Other expense, net was $0.8 million in fiscal 2020, compared to other income, net of $0.3 million in fiscal 2019. The decrease in other income, net was due to foreign currency losses in fiscal 2020.

Income Taxes

We recorded an income tax benefit of $0.8 million in fiscal 2020 compared to income tax expense of $0.2 million in fiscal 2019. The decrease in income tax expense is a result of purchase accounting for the acquired intangible assets and the resulting deferred tax liability from the NEPSI Acquisition. The Company recorded a deferred tax liability of $1.7 million, primarily for the difference in book and tax basis on the intangible assets acquired in fiscal 2020. As a result, the Company was able to benefit additional deferred tax assets and therefore released a corresponding valuation allowance of $1.7 million during the fiscal year ended March 31, 2021. The tax benefit was offset during the fiscal year for income tax expense in foreign jurisdictions.

Net loss

Net loss was $22.7 million in fiscal 2020, compared to net loss of $17.1 million in fiscal 2019.  The increase in net loss was driven primarily by the loss on contingent consideration of $3.0 million and additional amortization expenses tied to the NEPSI Acquisition.

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

We define non-GAAP net loss as net loss before stock-based compensation, amortization of acquisition-related intangibles, acquisition costs, changes in fair value of contingent consideration and warrants, and other non-cash or unusual charges.  We believe non-GAAP net loss assists management and investors in comparing our performance across reporting periods on a consistent basis by excluding these non-cash charges and other items that we do not believe are indicative of our core operating performance. In addition, we use non-GAAP net loss as a factor to evaluate the effectiveness of our business strategies. A reconciliation of GAAP to non-GAAP net loss is set forth in the table below (in thousands, except per share data):

	Year ended March 31,
	2021	2020
Net loss	$(22,678)	$(17,096)
Stock-based compensation	3,485	1,922
Amortization of acquisition-related intangibles	1,697	340
Acquisition costs	313	—
Change in fair value of contingent consideration and warrants	3,060	(4,648)
Non-GAAP net loss	(14,123)	(19,482)

Non-GAAP net loss per share	$(0.59)	$(0.93)
Weighted average shares outstanding - basic and diluted	23,879	20,985

We incurred non-GAAP net losses of $14.1 million or $0.59 per share for fiscal 2020, compared to $19.5 million, or $0.93 per share, for fiscal 2019. The decrease in non-GAAP net loss in fiscal 2020 compared to fiscal 2019 was driven by higher revenues, a more favorable product mix and the change in fair value of contingent consideration and warrants.

For a description and reconciliation of our other non-GAAP financial measure, non-GAAP operating cash flow, see below under “Non-GAAP Financial Measure – Non-GAAP Operating Cash Flow.”

Liquidity and Capital Resources

We have experienced recurring operating losses and as of March 31, 2021 had an accumulated deficit of $1,001.3 million.

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

As described above, on October 1, 2020, we acquired NEPSI. The NEPSI purchase price was $26.0 million in cash, which included cash from the settlement of our $25 million certificate of deposit during the three months ended September 30, 2020, and 873,657 restricted shares of our common stock.  As part of the transaction, the selling stockholders may receive up to an additional 1,000,000 restricted shares of our common stock upon the achievement of certain specified revenue objectives in the future.

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

In February 2021, we filed a shelf registration statement on Form S-3 that will expire in February 2024 (the “Form S-3”). The Form S-3 allows us to offer and sell from time-to-time up to $250 million of common stock, debt securities, warrants or units comprised of any combination of these securities. The Form S-3 is intended to provide us flexibility to conduct registered sales of our securities, subject to market conditions, in order to fund our future capital needs. The terms of any future offering under the Form S-3 will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

As described above, on May 6, 2021, we acquired all of the issued and outstanding shares of capital stock of (i) Neeltran, that supplies rectifiers and transformers to industrial customers, and (ii) International, for: (a) $1.0 million in cash, and (b) 301,556 shares of the Company’s common stock, which were paid and issued to the selling stockholders of Neeltran. We also paid $1.1 million to the selling stockholders of Neeltran at closing to pay off previous loans made by them to Neeltran. [Placeholder for registration of shares].

Also on May 6, 2021, our subsidiary, AMSC Husky LLC, purchased the real property that served as Neeltran’s headquarters for $4.3 million, of which (a) $2.4 million was paid in immediately available funds by AMSC Husky to the owners of such real property, and (b) $1.9 million was paid directly to TD Bank as full payment for the outstanding indebtedness secured by the mortgage on such real property. Additionally, we paid approximately $7.6 million, including $1.9 million of indebtedness secured by the mortgage on the real property, directly to Neeltran lenders at closing to extinguish outstanding Neeltran indebtedness to third parties. All cash payments associated with the Neeltran acquisition were funded with cash on hand.

At March 31, 2021, we had cash, cash equivalents, marketable securities and restricted cash of $80.7 million, compared to $66.1 million at March 31, 2020 an increase of $14.6 million. As of March 31, 2021, we had approximately $3.2 million of cash, cash equivalents, marketable securities and restricted cash in foreign bank accounts.  Our cash and cash equivalents, marketable securities and restricted cash are summarized as follows (in thousands):

	March 31, 2021	March 31, 2020
Cash and cash equivalents	$67,814	$24,699
Marketable securities	5,140	35,195
Restricted cash	7,725	6,165
Total cash, cash equivalents, marketable securities and restricted cash	$80,678	$66,059

Net cash used in operating activities was $8.7 million and $16.5 million in fiscal 2020 and 2019, respectively.  The decrease in net cash used in operations in fiscal 2020 compared to fiscal 2019 was due primarily to the overall impact of increased sales activities on the operating accounts in fiscal 2020.

Net cash provided by/(used in) investing activities was $2.5 million and ($36.6 million) in fiscal 2020 and 2019, respectively. The decrease in net cash used in investing activities in fiscal 2020 compared to fiscal 2019 was due primarily to the purchase of the $35.0 million certificate of deposit in the year ended March 31, 2020 with no such transaction in the fiscal 2020 period and the sale of the $30.0 million in certificates of deposit in the year ended March 31, 2021, offset by cash that was used to pay for the NEPSI Acquisition.

Net cash provided by financing activities was $50.8 million and $5.8 million in fiscal 2020 and 2019, respectively.  The increase in net cash provided by financing activities in fiscal 2020 compared to fiscal 2019 was primarily due to the proceeds from the October 2020 offering.

At March 31, 2021, we had $5.6 million of restricted cash included in long-term assets and $2.2 million of restricted cash in short-term assets.  At March 31, 2020, we had $5.7 million of restricted cash included in long-term assets and $0.5 million of restricted cash in short-term assets. These amounts included in restricted cash primarily represent collateral deposits to secure surety bonds and letters of credit for various customer contracts including the Subcontract Agreement with ComEd. These deposits are held in interest bearing accounts.

We believe we have sufficient available liquidity to fund our operations and capital expenditures for the next twelve months. In addition, we may seek to raise additional capital, which could be in the form of loans, convertible debt or equity, to fund our operating requirements and capital expenditures. Our liquidity is highly dependent on our ability to increase revenues, including our ability to collect revenues under our agreements with Inox, control our operating costs, and our ability to raise additional capital, if necessary. There can be no assurance that we will be able to raise additional capital on favorable terms or at all, or execute on any other means of improving our liquidity as described above.  Additionally, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to raise additional capital, if necessary, which could negatively impact our liquidity. We also continue to closely monitor our expenses and, if required, we intend to reduce our operating and capital spending to enhance liquidity.

Non-GAAP Financial Measure – Non-GAAP Operating Cash Flow

We define non-GAAP operating cash flow as operating cash flow before the Sinovel settlement (net of legal fees and expenses); tax effect of adjustments; and other unusual cash flows or items. The tax effect of adjustments relates primarily to the Sinovel settlement, net.  We believe non-GAAP operating cash flow assists management and investors in comparing our operating cash flow across reporting periods on a consistent basis by excluding these non-recurring cash items that it does not believe are indicative of our core operating cash flow. A reconciliation of GAAP to non-GAAP operating cash flow is set forth in the table below (in thousands).

	March 31, 2021	March 31, 2020
Operating cash flow	$(8,681)	$(16,497)
Sinovel settlement (net of legal fees and expenses)	—	1,000
Tax effect of Sinovel settlement, net	—	3,323
Non-GAAP operating cash flow	$(8,681)	$(12,174)

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in ASU 2016-13 provide more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that year.  Following the release of ASU 2019-10 in November 2019, the new effective date, as long as we remain a smaller reporting company, would be annual reporting periods beginning after December 15, 2022.  We are currently evaluating the impact, if any, the adoption of ASU 2016-13 may have on our consolidated financial statements.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. Our accounting policies that involve the most significant judgments and estimates are as follows:

•	Revenue recognition;

•	Business acquisitions;

•	Marketable securities;

•	Accounts receivable;

•	Inventory;

•	Valuation of long-lived assets;

•	Leases;

•	Goodwill;

•	Income taxes;

•	Stock-based compensation;

•	Contingencies;

•	Product warranty; and

•	Fair value of financial instruments.

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

The Company's equipment and system product line includes certain contracts which do not meet the requirements of an exchange transaction and therefore do not fall within the scope of Accounting Standards Codification (“ASC”) 606.  As these non-exchange transaction contracts are considered grant revenue and do not fall within any specific accounting literature, the Company follows guidance within ASC 606 by analogy to recognize grant revenue over time.

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

Performance obligations are separated into more than one unit of accounting when (1) the delivered element(s) have value to the customer on a stand-alone basis, and (2) our promise to transfer the goods or services to the customer is separately identifiable from other promises in the contract.  In general, revenues are separated between the different product shipments which have stand-alone value, and the various services to be provided. Revenues for product shipments are generally recognized at a point in time where control of the product is transferred to the customer, while revenues for the services are generally recognized over the period of performance. We identify all goods and/or services that are to be delivered separately under a sales arrangement and allocate the transaction price to each distinct performance obligation using the respective standalone selling price ("SSP") which is determined primarily using the cost plus expected margin approach for products and a relief from royalty method for licenses.  Revenue allocated to each performance obligation is recognized when, or as, the performance obligation is satisfied.  We review SSP and the related margins at least annually.

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

Infrequently, we receive requests from customers to hold product being purchased from us for a valid business purpose. We recognize revenues for such arrangements provided the transaction meets, at a minimum, the following criteria: a valid business purpose for the arrangement exists; risk of ownership of the purchased product has been transferred to the buyer; there is a fixed delivery date that is reasonable and consistent with the buyer’s business purpose; the product is ready for shipment; we have no continuing performance obligation in regards to the purchased product and these products have been segregated from our inventories and cannot be used to fill other orders received. There were no such transactions during the fiscal year ended March 31, 2021 or 2020.

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

See Note 4, “Revenue Recognition,” for further information regarding the Company’s adoption of ASC 606, Revenue from Contracts with Customers.

Business Acquisitions

We account for acquisitions using the purchase method of accounting in accordance with ASC 805, Business Combinations. The purchase price for each acquisition is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess purchase price over the estimated fair value of the net assets acquired is recorded as goodwill. Intangible assets, if identified, are also recorded.

Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions as well as the use of specialists as needed.

The consideration for our acquisitions may include future payments that are contingent upon the occurrence of a particular event. We record a contingent consideration obligation for such contingent consideration payments at fair value on the acquisition date. We estimate the fair value of contingent consideration obligations through valuation models that incorporate probability adjusted assumptions related to the achievement of the milestones and the likelihood of making related payments. Each period we revalue the contingent consideration obligations associated with the acquisition to fair value and record changes in the fair value within the operating expenses in our consolidated statements of income. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in assumed revenue risk premium and volatility, as well as changes in the stock price and assumed probability with respect to the attainment of certain financial and operational metrics, among others. Significant judgment is employed in determining these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the fair value of contingent consideration recorded at each reporting period. See Note 3, "NEPSI Acquisition," for additional information.

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

Accounts Receivable

Accounts receivable consist of amounts owed by commercial companies and government agencies. Accounts receivable are stated net of allowances for doubtful accounts. Our accounts receivable relate principally to a limited number of customers. As of March 31, 2021, Naval Surface Warfare Center accounted for approximately 28%, and RWE Renewables, LLC accounted for approximately 11% of our accounts receivable balance, with no other customers accounting for greater than 10% of the balance. As of March 31, 2020, Fuji Bridex Pte. Ltd. accounted for approximately 25%, Department of Homeland Security accounted for 18%, and Doosan Heavy Industries & Construction Co., Ltd. accounted for approximately 17% of our accounts receivable balance, with no other customers accounting for greater than 10% of the balance. Changes in the financial condition or operations of our customers may result in delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations. As such, we may require collateral, advanced payment or other security based upon the customer history and/or creditworthiness. In determining the allowance for doubtful accounts, we evaluate the collectability of accounts receivable based primarily on the probability of recoverability based on historical collection and write-off experience, the age of past due receivables, specific customer circumstances, and current economic trends. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

We recorded inventory reserves of $1.8 million and $1.3 million during fiscal 2020 and 2019, respectively, based on evaluating our ending inventories for excess quantities and obsolescence.

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

There were no indicators requiring further impairment testing on our long-lived assets during the fiscal years ended March 31, 2021 or 2020.

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

Goodwill

Goodwill represents the excess of cost over net assets of acquired businesses that are consolidated. We perform our annual assessment of goodwill on February 28th of each fiscal year and whenever events or changes in circumstances or a triggering event indicate that the carrying amount may not be recoverable. Determining whether a triggering event has occurred often involves significant judgment from management. An entity is permitted to first assess qualitatively whether it is necessary to perform a goodwill impairment test. The quantitative impairment test is required only if the entity concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. We determine the fair value of a reporting unit based on an income approach utilizing a discounted cash flow adjusted for entity specific factors. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, an entity should consider the totality of all relevant events or circumstances that affect the fair value or carrying amount of a reporting unit.  If the carrying value of a reporting unit exceeds the reporting unit’s fair value, then an impairment charge is recognized reducing the goodwill by the excess of the carrying amount over the fair value, not to exceed the total amount of the goodwill, allocated to that reporting unit.  See Note 5, “Goodwill” for further information and discussion.

We performed our annual assessment of goodwill on February 28, 2021 and noted no triggering events from the analysis date to March 31, 2021 and determined that there was no impairment to goodwill.

Income taxes

Our provision for income taxes is comprised of a current and a deferred portion. The current income tax provision is calculated as the estimated taxes payable or refundable on tax returns for the current fiscal year. The deferred income tax provision is calculated for the estimated future tax effects attributable to temporary differences and carryforwards using expected tax rates in effect in the years during which the differences are expected to reverse. All deferred tax assets and liabilities are presented as non-current in the Consolidated Balance Sheet.

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

Stock-based compensation

We measure compensation cost arising from the grant of share-based payments to employees and non-employees at fair value and recognize such cost over the period during which the employee and non-employee is required to provide service in exchange for the award, usually the vesting period. Total stock-based compensation expense recognized during the fiscal years ended March 31, 2021 and 2020 was $3.5 million and $1.9 million, respectively. For awards with service conditions only, we recognize compensation cost on a straight-line basis over the requisite service/vesting period. For awards with performance conditions, accruals of compensation cost are made based on the probable outcome of the performance conditions. The cumulative effect of changes in the probability outcomes are recorded in the period in which the changes occur.

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

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable, accrued expenses, and warrants.  The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses due to their short term nature approximate fair value at March 31, 2021 and 2020. The estimated fair values have been determined through information obtained from market sources and management estimates. Marketable securities consist of certificates of deposit with maturities of greater than 12 months that are measured using such inputs as quoted prices and are classified within Level 1 of the valuation hierarchy. We determine the appropriate classification of our marketable securities at the time of purchase and re-evaluate such classification as of each balance sheet date.  All marketable securities are considered available for sale and are carried at fair value.  Changes in fair value are recorded to other income (expense), net.  The fair value for the debt and warrant arrangements were historically estimated by management based on the terms that we believe we could obtain in the current market for debt with the same terms and similar maturities.  The warrants were subject to revaluation at each balance sheet date, and any change in fair value was recorded as a change in fair value in other (expense) income until the earlier of the warrants’ exercise or expiration. We relied on assumptions used in a lattice model to determine the fair value of the warrants. We have appropriately valued the warrants within Level 3 of the valuation hierarchy.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not required for smaller reporting companies.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of American Superconductor Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Superconductor Corporation and its subsidiaries (the Company) as of March 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

As described in Notes 1 and 4 of the consolidated financial statements, a significant portion of the Company’s revenue is generated pursuant to nonstandard written contractual arrangements to design, develop, and/or manufacture products, and to provide related technical and other services according to the specifications of the customers. Because of the uniqueness of the terms and conditions in the customer contracts, there is significant analysis, and at times significant judgments, that are made by management when evaluating the contracts for proper revenue recognition. The Company’s performance obligations under these contractual agreements are satisfied over time or at a point in time.  For performance obligations satisfied over time, revenue is generally recognized by measuring progress through costs incurred to date relative to total estimated costs at completion, which requires management to estimate both total expected project costs and expected gross margin, including evaluating customer change orders, to determine the appropriate amount of revenue to recognize, which can require significant management judgment.  For contracts with multiple performance obligations when the standalone selling price is not directly observable, the Company uses its best estimate of the standalone selling price of each distinct good or service in the contract using the cost-plus reasonable margin approach and a relief from royalty method for licenses, which include significant management estimates.

We identified revenue recognition pertaining to customer contracts as a critical audit matter as there are significant judgments exercised by management in determining revenue recognition. Given the high degree of management judgment involved in analyzing the terms and conditions of the Company’s unique customer contracts and the various management estimates that are used in the revenue calculations, the audit effort required to evaluate management’s judgments in determining revenue recognition for the Company’s contracts was extensive and required a high degree of auditor judgment.

Our audit procedures related to revenue recognition included the following, among others:

●

We obtained an understanding of the relevant controls related to revenue recognition and tested controls specific to management’s analysis of customer contract terms and application of relevant accounting guidance as well as determination of significant assumptions used in computing revenue for design and operating effectiveness,

●	We selected a sample of contracts with customers and related revenue transactions and performed the following audit procedures:

o

Obtained customer contract, related invoices, purchase orders, and management revenue recognition analysis for each testing selection, to evaluate if relevant contractual terms and transaction price were appropriately considered by management and conclusions on revenue recognition method were in accordance with the relevant accounting guidance;

o	Evaluated management’s estimations of total contract cost and contract profit by assessing actual costs to date against projections made throughout the course of the contract term;
o

Evaluated the reasonableness of management’s estimates of standalone selling prices through review of historical data supporting estimate of gross margin and extended warranty costs used in management’s calculations

Valuation of Intangible Asset and Contingent Consideration in Business Combination

As described in Note 3 of the consolidated financial statements, the Company completed the acquisition of Northeast Power Systems, Inc. and Northeast Power Realty, LLC on October 1, 2020 for total consideration of $42.4 million. The total consideration included contingent consideration in the form of seller earn out provisions with a fair value of $4.0M at the acquisition date. The Company accounted for this transaction under the acquisition method of accounting for business combinations. Accordingly, the total consideration paid was allocated to the assets acquired and liabilities assumed based on their respective fair values, including identified intangible assets of $7.3 million and resulting goodwill of $32.9 million. Of the identified intangible assets acquired, the most significant included a customer relationships intangible asset of $6.1 million. The Company estimated the fair value of the customer relationship intangible asset using the multi-period excess earnings method, which required management to make significant estimates and assumptions related to forecasted revenue and earnings, expected economic life of the asset, contributory asset charges, attrition rates, and the selection of discount rates. The Company estimated fair value of the contingent consideration using a Monte Carlo simulation, which is a complex valuation model that required use of a management third-party specialist as well as required management to make significant estimates and assumptions related to forecasted revenue targets, discount rates and revenue volatility.

We identified the valuation of the customer relationship intangible asset and contingent consideration as a critical audit matter because of the significant estimates and assumptions management used in the fair value determination as well as the complexity of the Monte Carlo simulation model used to value the contingent consideration. Auditing management’s forecasts of future revenues and cash flows, the selection of the discount rates as well as testing the Monte Carlo simulation model required a high degree of auditor judgment and an increased extent of effort when performing audit procedures, including the use of our valuation specialists.

Our audit procedures related to the customer relationship intangible asset and contingent consideration included the following, among others:

●	With the assistance of our valuation specialists, we prepared an independent calculation of the fair value of the contingent consideration to test the accuracy of the Company’s valuation model.
●

We evaluated the reasonableness of management’s forecasts of revenue, probabilities of achieving revenue metrics, future cash flows and attrition rates by comparing the projections to historical results as well as industry benchmarks

●	With the assistance of our valuation specialists, we evaluated the reasonableness of the Company’s valuation methodologies and significant assumptions by:
o	Testing the source information underlying the determination of the discount rates and verifying the accuracy of the calculations, including the contributory asset charges.
o	Developing an analysis for the discount rates and compared that analysis to the discount rates selected by management.

/s/ RSM US LLP

We have served as the Company's auditor since 2013.

Boston, Massachusetts

June 2, 2021

AMERICAN SUPERCONDUCTOR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	March 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$67,814	$24,699
Marketable securities	5,140	30,149
Accounts receivable	13,267	16,987
Inventory	13,306	18,975
Prepaid expenses and other current assets	3,546	2,959
Restricted cash	2,157	508
Total current assets	105,230	94,277

Marketable securities, long term portion	—	5,046
Property, plant and equipment, net	8,997	8,565
Intangibles, net	9,153	3,550
Right-of-use asset	3,747	3,359
Goodwill	34,634	1,719
Restricted cash	5,568	5,657
Deferred tax assets	1,223	1,551
Other assets	314	385
Total assets	$168,866	$124,109

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$19,810	$22,091
Lease liability, current portion	612	439
Contingent consideration	7,050	—
Deferred revenue, current portion	13,266	18,430
Total current liabilities	40,738	40,960

Deferred revenue, long term portion	7,991	7,712
Lease liability, long term portion	3,246	3,000
Deferred tax liabilities	274	180
Other liabilities	25	38
Total liabilities	52,274	51,890

Commitments and contingencies (Note 16)

Stockholders' equity:
Common stock, $0.01 par value, 75,000,000 shares authorized; 27,988,536 and 22,902,288 shares issued and 27,593,400 and 22,604,410 shares outstanding at March 31, 2021 and 2020, respectively	280	229
Additional paid-in capital	1,121,495	1,053,507
Treasury stock, at cost, 395,136 and 297,878 shares at March 31, 2021 and 2020, respectively	(3,593)	(2,666)
Accumulated other comprehensive loss	(277)	(216)
Accumulated deficit	(1,001,313)	(978,635)
Total stockholders' equity	116,592	72,219
Total liabilities and stockholders' equity	$168,866	$124,109

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2021	2020
Revenues	$87,125	$63,838
Cost of revenues	69,671	54,393
Gross profit	17,454	9,445

Operating expenses:
Research and development	11,015	9,565
Selling, general and administrative	25,322	22,669
Amortization of acquisition related intangibles	1,222	340
Loss on contingent consideration	3,060	—
Total operating expenses	40,619	32,574

Operating loss	(23,165)	(23,129)

Change in fair value of warrants	—	4,648
Interest income, net	426	1,327
Other (expense) income, net	(771)	253

Loss before income tax expense	(23,510)	(16,901)
Income tax (benefit) expense	(832)	195
Net loss	$(22,678)	$(17,096)

Net loss per common share
Basic	$(0.95)	$(0.81)
Diluted	$(0.95)	$(1.03)

Weighted average number of common shares outstanding
Basic	23,879	20,985
Diluted	23,879	21,069

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Fiscal Year Ended March 31,
	2021	2020
Net loss	$(22,678)	$(17,096)
Other comprehensive loss, net of tax:
Foreign currency translation losses	(61)	(211)
Total other comprehensive loss, net of tax	(61)	(211)
Comprehensive loss	$(22,739)	$17,307

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance at March 31, 2019	21,652	$216	$1,044,622	$(2,101)	$(5)	$(961,539)	$81,193
Issuance of common stock - ESPP	37	—	201	—	—	—	201
Issuance of common stock - restricted shares	360	4	(4)	—	—	—	—
Stock-based compensation expense	—	—	1,922	—	—	—	1,922
Issuance of stock for 401(k) match	44	1	341	—	—	—	342
Issuance of common stock-warrant exercise	809	8	6,425	—	—	—	6,433
Repurchase of treasury stock	—	—	—	(565)	—	—	(565)
Cumulative translation adjustment	—	—	—	—	(211)	—	(211)
Net loss	—	—	—	—	—	(17,096)	(17,096)
Balance at March 31, 2020	22,902	$229	$1,053,507	$(2,666)	$(216)	$(978,635)	$72,219
Exercise of stock options	3	—	$63	—	—	—	$63
Issuance of common stock - ESPP	15	—	215	—	—	—	215
Issuance of common stock - restricted shares	494	5	(5)	—	—	—	—
Stock-based compensation expense	—	—	3,485	—	—	—	3,485
Issuance of stock for 401(k) match	30	—	366	—	—	—	366
Issuance of common stock - equity offering	3,670	37	51,440	—	—	—	51,477
Issuance of common stock - NEPSI acquisition	874	9	12,424	—	—	—	12,433
Repurchase of treasury stock	—	—	—	(927)	—	—	(927)
Cumulative translation adjustment	—	—	—	—	(61)	—	(61)
Net loss	—	—	—	—	—	(22,678)	(22,678)
Balance at March 31, 2021	27,988	$280	$1,121,495	$(3,593)	$(277)	$(1,001,313)	$116,592

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(22,678)	$(17,096)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	5,352	4,308
Stock-based compensation expense	3,485	1,922
Provision for excess and obsolete inventory	1,762	1,276
Deferred income taxes	(1,221)	(1,714)
Change in fair value of contingent consideration	3,060	—
Change in fair value of warrants	—	(4,648)
Non-cash interest income	(94)	(308)
Other non-cash items	272	329
Unrealized foreign exchange loss/(gain) on cash and cash equivalents	363	(319)
Changes in operating asset and liability accounts:
Accounts receivable	5,193	(9,159)
Inventory	8,106	(8,143)
Prepaid expenses and other current assets	823	373
Accounts payable and accrued expenses	(5,047)	5,894
Deferred revenue	(8,057)	10,788
Net cash used in operating activities	(8,681)	(16,497)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,764)	(3,630)
Proceeds from the sale of property, plant and equipment	—	3,001
Purchase of marketable securities	—	(35,000)
Sale of marketable securities	30,152	—
Cash paid for acquisition, net of cash received	(26,000)	—
Purchase of intangible assets	—	(1,000)
Change in other assets	81	8
Net cash provided by (used in) investing activities	2,469	(36,621)

Cash flows from financing activities:
Employee taxes paid related to net settlement of equity awards	(927)	(565)
Proceeds from exercise of warrants	—	6,139
Proceeds from public equity offering, net	51,477	—
Proceeds from exercise of employee stock options and ESPP	278	202
Net cash provided by financing activities	50,828	5,776

Effect of exchange rate changes on cash, cash equivalents and restricted cash	59	8

Net increase (decrease) in cash, cash equivalents and restricted cash	44,675	(47,334)
Cash, cash equivalents and restricted cash at beginning of year	30,864	78,198
Cash, cash equivalents and restricted cash at end of year	$75,539	$30,864

Supplemental schedule of cash flow information:
Cash paid for income taxes, net of refunds	$594	$3,653
Non-cash investing and financing activities
Issuance of common stock in connection with the purchase of Northeast Power Systems, Inc	12,433	—
Issuance of common stock to Hercules to settle warrant liability	—	294
Issuance of common stock to settle liabilities	395	407

The accompanying notes are an integral part of the consolidated financial statements.

1. Nature of the Business and Operations and Liquidity

Nature of the Business and Operations

American Superconductor Corporation (together with its subsidiaries, “AMSC®” or the “Company”) was founded on April 9, 1987. The Company is a leading system provider of megawatt-scale power resiliency solutions that orchestrate the rhythm and harmony of power on the grid™ and protect and expand the capability of the Navy's fleet. The Company’s products leverage its proprietary “smart materials” and “smart software and controls” to provide enhanced resiliency and improved performance of megawatt-scale power flow.

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

Liquidity

The Company has historically experienced recurring operating losses and as of March 31, 2021, the Company had an accumulated deficit of $1,001.3 million. In addition, the Company has historically experienced recurring negative operating cash flows.  At March 31, 2021, the Company had cash, cash equivalents, and marketable securities of $73.0 million. Marketable securities includes a certificate of deposit with maturity in six months.  Cash used in operations for the year ended March 31, 2021 was $8.7 million.

In December 2015, the Company entered into a set of strategic agreements valued at approximately $210.0 million with Inox Wind Ltd. (“Inox” or “Inox Wind”), which includes a multi-year supply contract pursuant to which the Company will supply electrical control systems to Inox and a license agreement allowing Inox to manufacture a limited number of electrical control systems. After Inox purchases the specified number of electrical control systems required under the terms of the supply contract, Inox agreed that the Company will continue as Inox’s preferred supplier and Inox will be required to purchase from the Company a majority of its electrical control systems requirements for an additional three-year period.  Pursuant to these strategic agreements, Inox must forecast future purchase orders of sets of Electrical Control Systems ("ECS") which become firm orders three months prior to shipment, and Inox must post letters of credit before the Company will ship such orders. During the year ended March 31, 2020, Inox was delinquent on its obligation to post letters of credit for sets of ECS that Inox had agreed to purchase under the terms of the supply contract.  On May 29, 2020, the Company sent written notice to Inox notifying Inox of its default under the supply contract due to Inox’s failure to post letters of credit in the amount of €6.0 million for the payment of ECS that Inox is obligated to purchase under the terms of the supply contract.  If Inox failed to post letters of credit in the amount of €6.0 million in accordance with the terms of the supply contract within the ninety day cure period after receipt of the default notice, then the Company could have terminated the supply contract by providing written notice of such termination to Inox.  On September 2, 2020, Inox delivered approved letters of credit in the amount of €1.3 million for the payment of a portion of the ECS that Inox was obligated to purchase under the terms of the supply contract.  On September 11, 2020, the Company notified Inox that due to (i) the Company’s business relationship with Inox, and (ii) Inox’s delivery of approved letters of credit in the amount of €1.3 million as described above, the Company gave Inox until October 5, 2020 to regain compliance with the terms of the supply contract by providing approved letters of credit in the amount of €4.7 million for payment of the remaining ECS that Inox currently was obligated to purchase under the terms of the supply contract.  On October 1, 2020, Inox delivered approved letters of credit for payment of the remaining ECS that Inox was obligated to purchase as a result of its then existing forecast under the terms of the supply contract and cured the default set forth in the May 29, 2020 default notice.

On October 1, 2020 (the "Acquisition Date"), the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with the selling stockholders named therein.  Pursuant to the terms of the Stock Purchase Agreement and concurrently with entering into such agreement, the Company acquired all of the issued and outstanding (i) shares of capital stock of Northeast Power Systems, Inc., a New York corporation (“NEPSI”), and (ii) membership interests of Northeast Power Realty, LLC, a New York limited liability company, which holds the real property that serves as NEPSI’s headquarters (the "NEPSI Acquisition"). NEPSI is a U.S.-based global provider of medium-voltage metal-enclosed power capacitor banks and harmonic filter banks for use on electric power systems. NEPSI is now a wholly-owned subsidiary of the Company and is operated by its Grid business unit. The purchase price was $26.0 million in cash and 873,657 restricted shares of common stock of the Company.  As part of the transaction, the selling stockholders may receive up to an additional 1,000,000 shares of common stock of the Company upon the achievement of certain specified revenue objectives in the future.

On October 22, 2020, the Company entered into an underwriting agreement with Oppenheimer & Co. Inc., as representative of the several underwriters named therein, relating to the issuance and sale (the "2020 Offering") of 3,670,000 shares of the Company’s common stock at a public offering price of $15.00 per share. The net proceeds to the Company from the 2020 Offering were approximately $51.5 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The 2020 Offering closed on October 26, 2020. In addition, the Company had granted the underwriters a 30-day option to purchase up to an additional 550,500 shares of common stock at the public offering price which was not exercised.

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

The Company believes that based on the information presented above and its annual management assessment, it has sufficient liquidity to fund its operations and capital expenditures for the next twelve months following the issuance of the financial statements for the year ended March 31, 2021. The Company’s liquidity is highly dependent on its ability to increase revenues, including its ability to collect revenues under its agreements with Inox, its ability to control its operating costs, and its ability to raise additional capital, if necessary. The impact of the COVID-19 pandemic on the global financing markets may reduce the Company's ability to raise additional capital, if necessary, which could negatively impact the Company's liquidity.  There can be no assurance that the Company will be able to continue to raise additional capital, on favorable terms or at all, from other sources or execute on any other means of improving liquidity described above.

2. Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated. Certain reclassifications of prior year amounts have been made to conform to the current year presentation. These reclassifications had no effect on net income, cash flows from operating activities or stockholders’ equity.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, collectability of receivables, realizability of inventory, goodwill and intangible assets, contingent consideration, warranty provisions, stock-based compensation, tax reserves, and deferred tax assets. Provisions for depreciation are based on their estimated useful lives using the straight-line method. Some of these estimates can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given estimate or assumption made by the Company’s management there may be other estimates or assumptions that are reasonable, the Company believes that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements.

Cash Equivalents

Cash equivalents consist of highly liquid instruments with maturities of three months or less that are regarded as high quality, low risk investments and are measured using such inputs as quoted prices, and are classified within Level 1 of the valuation hierarchy. Cash equivalents consist principally of certificates of deposits and money market accounts.

Marketable Securities

Marketable securities consist of certificates of deposit with maturities of less than 12 months that are measured using such inputs as quoted prices and are classified within Level 1 of the valuation hierarchy. The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such classification as of each balance sheet date.  All marketable securities are considered available for sale and are carried at fair value.   Changes in fair value are recorded to other income (expense), net.  The Company periodically reviews the realizability of each short and long term marketable security when impairment indicators exist with respect to the security.  If other than temporary impairment of value of the security exists, the carrying value of the security is written down to its estimated fair value.

Accounts Receivable

Accounts receivable consist of amounts owed by commercial companies and government agencies. Accounts receivable are stated net of allowances for doubtful accounts. The Company’s accounts receivable relate principally to a limited number of customers. As of March 31, 2021, Naval Surface Warfare Center accounted for approximately 28%, and RWE Renewables, LLC accounted for approximately 11% of the Company's accounts receivable balance, with no other customers accounting for greater than 10% of the balance. As of March 31, 2020, Fuji Bridex Pte. Ltd. accounted for approximately 25%, Department of Homeland Security accounted for 18%, and Doosan Heavy Industries & Construction Co., Ltd. accounted for approximately 17% of the Company's accounts receivable balance, with no other customers accounting for greater than 10% of the balance. Changes in the financial condition or operations of the Company’s customers may result in delayed payments or non-payments which would adversely impact its cash flows from operating activities and/or its results of operations. As such, the Company may require collateral, advanced payment or other security based upon the customer history and/or creditworthiness. In determining the allowance for doubtful accounts, the Company evaluates the collectability of accounts receivable based primarily on the probability of recoverability based on historical collection and write-off experience, the age of past due receivables, specific customer circumstances, and current economic trends. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

Inventory

Inventories include material, direct labor and related manufacturing overhead, and are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value determined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company records inventory when it takes delivery and title to the product according to the terms of each supply contract.

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

For the fiscal years ended March 31, 2021 and 2020, the Company recorded inventory reserves of approximately $1.8 million and $1.3 million, respectively, based on evaluating its ending inventory on hand for excess quantities and obsolescence.

Leases

Leases include all agreements in which the Company obtains control of a physical asset.  Leases are captured on the balance sheet as both a right of use asset and associated lease liability and are valued based on the commencement of the Company's control of the asset, after being discounted by its incremental borrowing rate.  The Company's lease portfolio is made up primarily of real estate leases for its various offices, but also include items such as vehicles, IT equipment and other miscellaneous tools and equipment needed for manufacturing.  The Company's incremental borrowing rate was determined through an analysis to identify what rates it could obtain if the Company were to secure external financing for similar transactions, and includes considerations of both the market and its current credit ratings.  An analysis is performed annually, or upon execution of any individually material agreement, to ensure that the rates being applied to newly acquired leases are still accurate.

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

There were no indicators requiring impairment testing on the Company's long-lived assets during the fiscal years ended March 31, 2021 and 2020.

Goodwill

Goodwill represents the excess of cost over net assets of acquired businesses that are consolidated. The Company performs its annual assessment of goodwill on February 28th of each fiscal year and whenever events or changes in circumstances or a triggering event indicate that the carrying amount may not be recoverable. Determining whether a triggering event has occurred often involves significant judgment from management. An entity is permitted to first assess qualitatively whether it is necessary to perform a goodwill impairment test. The quantitative impairment test is required only if the entity concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. The Company determines the fair value of a reporting unit based on an income approach utilizing a discounted cash flow adjusted for entity specific factors. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, an entity should consider the totality of all relevant events or circumstances that affect the fair value or carrying amount of a reporting unit.  If the carrying value of a reporting unit exceeds the reporting unit’s fair value, then an impairment charge is recognized reducing the goodwill by the excess of the carrying amount over the fair value, not to exceed the total amount of the goodwill allocated to the that reporting unit. See Note 5, "Goodwill" for further information and discussion.

The Company performed its annual assessment of goodwill on February 28, 2021 and noted no triggering events from the analysis date to March 31, 2021 and determined that there was no impairment to goodwill.  Additionally, there was no impairment identified for the fiscal year ended March 31, 2020 based on the assessment performed in the prior fiscal year.

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

The Company’s license agreements provide either for the payment of contractually determined paid-up front license fees or milestone based payments in consideration for the grant of rights to manufacture and/or sell products using its patented technologies or know-how. Some of these agreements provide for the release of the licensee from past and future intellectual property infringement claims. When the Company can determine that it has no further obligations other than the grant of the license and that the Company has fully transferred the technology know-how, the Company recognizes the revenue under a point in time model. In other license arrangements, the Company may also agree to provide training services to transfer the technology know-how.  In these arrangements, the Company has determined that the licenses have no standalone value to the customer and are not separable from training services as the Company can only fully transfer the technology know-how through the training component. Accordingly, the Company accounts for these arrangements as a single unit of accounting, and recognizes revenue over the period of its performance using the over-time method. Costs for these arrangements are expensed as incurred.

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

See Note 4, “Revenue Recognition,” for further information regarding the Company’s adoption of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers.

Business Acquisitions

The Company accounts for acquisitions using the purchase method of accounting in accordance with ASC 805, Business Combinations. The purchase price for each acquisition is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Intangible assets, if identified, are also recorded at fair value.  The excess purchase price over the estimated fair value of the net assets acquired is recorded as goodwill.

Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions as well as the use of specialists as needed.

The consideration for its acquisitions may include future payments that are contingent upon the occurrence of a particular event. The Company records a contingent consideration obligation for such contingent consideration payments at fair value on the acquisition date. The Company estimates the fair value of contingent consideration obligations through valuation models that incorporate probability adjusted assumptions related to the achievement of the milestones and the likelihood of making related payments. Each period the Company revalues the contingent consideration obligations associated with the acquisition to fair value and records changes in the fair value within the operating expenses in its consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in assumed revenue risk premium and volatility, as well as changes in the stock price and assumed probability with respect to the attainment of certain financial and operational metrics, among others. Significant judgment is employed in determining these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the fair value of contingent consideration recorded at each reporting period. See Note 3, "NEPSI Acquisition," for additional information.

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

Income Taxes

The Company’s provision for income taxes is comprised of a current and a deferred portion. The current income tax provision is calculated as the estimated taxes payable or refundable on tax returns for the current fiscal year. The deferred income tax provision is calculated for the estimated future tax effects attributable to temporary differences and carry-forwards using expected tax rates in effect in the years during which the differences are expected to reverse.

Deferred income taxes are recognized for the tax consequences in future fiscal years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each fiscal year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. The Company has provided a valuation allowance against its U.S., Romania and China deferred income tax assets since the Company believes that it is more likely than not that these deferred tax assets are not currently realizable due to uncertainty around profitability in the future.

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

Stock-based compensation is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The fair value of restricted stock awards is determined by reference to the fair market value of the Company’s common stock on the date of grant. The Company uses the Black-Scholes option pricing model to estimate the fair value of awards with service and performance conditions. For awards with service conditions only, the Company recognizes compensation cost on a straight-line basis over the requisite service/vesting period. For awards with performance conditions, estimates of compensation cost are made based on the probable outcome of the performance conditions. The cumulative effect of changes in the probability outcomes are recorded in the period in which the changes occur.

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

Computation of Net Loss per Common Share

Basic net loss per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing the net loss by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. For the fiscal years ended March 31, 2021 and 2020, common equivalent shares of 436,139, and 354,748, respectively, were not included in the calculation of diluted EPS as they were considered antidilutive. The following table reconciles the numerators and denominators of the EPS calculation for the fiscal years ended March 31, 2021 and 2020 (in thousands except per share amounts):

	Fiscal year ended March 31,
	2021	2020
Numerator:
Net loss	$(22,678)	$(17,096)
Less: decrease in fair value of warrants, net of income tax	—	(4,648)
Plus: change in fair value due to exercise of warrants	—	83
Net loss - diluted	$(22,678)	$(21,662)
Denominator:
Weighted-average shares of common stock outstanding	24,991	21,937
Weighted-average shares subject to repurchase	(1,112)	(953)
Shares used in per-share calculation ― basic	23,879	20,985
Common stock warrants	—	84
Shares used in per-share calculation ― diluted	23,879	21,069
Net loss per share ― basic	$(0.95)	$(0.81)
Net loss per share ― diluted	$(0.95)	$(1.03)

Foreign Currency Translation

The functional currency of all the Company’s foreign subsidiaries is the U.S. dollar, except for AMSC Austria, for which the local currency (Euro) is the functional currency, and AMSC China, for which the local currency (Renminbi) is the functional currency. The assets and liabilities of AMSC Austria and AMSC China are translated into U.S. dollars at the exchange rate in effect at the balance sheet date and income and expense items are translated at average rates for the period. Cumulative translation adjustments are excluded from net loss and shown as a separate component of stockholders’ equity. Net foreign currency gains and losses are included in other income (expense), net on the consolidated statements of operations and were $0.7 million and $0.1 million, for the fiscal years ended March 31, 2021 and 2020, respectively. The Company has no restrictions on the foreign exchange activities of its foreign subsidiaries, including the payment of dividends and other distributions.

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

Several of the Company’s government contracts are being funded incrementally, and as such, are subject to the future authorization, appropriation, and availability of government funding. The Company has a history of successfully obtaining financing under incrementally-funded contracts with the U.S. government and it expects to continue to obtain additional contract modifications in the year ending March 31, 2022 and beyond as incremental funding is authorized and appropriated by the government.

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

Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, marketable securities, accounts payable, accrued expenses, warrants to purchase shares of common stock, and derivatives. The carrying amounts of cash and cash equivalents, accounts receivable, short-term debt, accounts payable, and accrued expenses due to their short nature approximate fair value at March 31, 2021 and 2020. The estimated fair values have been determined through information obtained from market sources and management estimates.  Marketable securities consist of certificates of deposit with maturities of less than 12 months that are measured using such inputs as quoted prices and are classified within Level 1 of the valuation hierarchy. The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such classification as of each balance sheet date.  All marketable securities are considered available for sale and are carried at fair value.   Changes in fair value are recorded to other income (expense), net. The fair value for the contingent consideration is estimated using a Monte Carlo simulation and subject to revaluation at each balance sheet date.  The fair value for the warrant arrangements was historically estimated by management based on various assumptions in a lattice model and was subject to revaluation at each balance sheet date.  The Company classifies the estimates used to fair value these instruments as Level 3 inputs. See Note 6, “Fair Value Measurements” for a full discussion on fair value measurements.

3. NEPSI Acquisition

Acquisition of NEPSI

As described in Note 1, Nature of the Business and Operations and Liquidity, on the Acquisition Date, the Company acquired all of the issued and outstanding shares of capital stock of NEPSI and membership interests of Northeast Power Realty, LLC, a New York limited liability company, which holds the real property that serves as NEPSI’s headquarters. NEPSI is a U.S.-based global provider of medium-voltage metal-enclosed power capacitor banks and harmonic filter banks for use on electric power systems. Prior to the NEPSI Acquisition, the Company had purchased $0.4 million of products from NEPSI in fiscal year 2019 for which NEPSI was paid and had recorded revenue.

Pursuant to the Stock Purchase Agreement, the Company acquired all of the issued and outstanding shares of NEPSI, and membership interest in the realty entity, for which the Company paid $26.0 million in cash and issued 873,657 restricted shares of the Company’s common stock. Additionally, the Company may issue to the selling stockholders up to an additional 1,000,000 shares of common stock upon NEPSI’s achievement of specified revenue objectives during varying periods of up to four years following closing of the NEPSI Acquisition. This contingent consideration is recorded as a derivative liability based on a Monte Carlo simulation to determine fair value at the time of issuance. NEPSI is now a wholly-owned subsidiary of the Company and is operated and reported as a component of its Grid business unit.

The NEPSI Acquisition completed by the Company during the twelve months ended March 31, 2021 has been accounted for under the purchase method of accounting in accordance with ASC 805, Business Combinations. The Company allocated the purchase price to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition. The excess of the purchase price paid by the Company over the estimated fair value of net assets acquired has been recorded as goodwill.  As NEPSI was previously a private company, the adoption of ASC 606 was completed as part of the NEPSI Acquisition.  See Note 4 "Revenue Recognition" for further details.  There were no leases acquired and the NEPSI Acquisition had no impact to the Company's reporting under ASC 842.

The total purchase price of approximately $42.4 million includes the fair value of shares of the Company’s common stock issued at closing, cash paid, and contingent consideration as follows (in millions):

Cash payment	$26.0
Issuance of 873,657 shares of Company’s common stock	12.4
Contingent consideration	4.0
Total consideration	42.4

At the Acquisition Date, in addition to the $26.0 million cash, the Company valued the Company’s common stock, using $14.23 per share, which was the closing price on the day that the Company acquired NEPSI and $4.0 million of contingent consideration for the earnout liability valued as of the Acquisition Date. Acquisition costs of $0.3 million were recorded in selling, general and administrative ("SG&A") costs for the year ended March 31, 2021.

The fair value of the contingent consideration was determined using a Monte Carlo model and is accounted for as a derivative liability which is revalued at the fair value determined at each subsequent balance sheet date until the contingencies are resolved and the shares to be issued are determined, with the change in fair value recorded in the current period operating loss.  See Note 12, "Warrants and Derivative Liabilities" for further details and a summary of key assumptions used to determine fair value in each period.

The following table summarizes the allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed and related deferred income taxes in connection with the NEPSI Acquisition (in millions):

Net working capital (excluding inventory and deferred revenue)	$0.1
Inventory	4.2
Property, plant and equipment	2.3
Deferred revenue	(2.7)
Deferred tax liability	(1.7)
Net tangible assets/(liabilities)	2.2

Backlog	0.6
Trade names and trademarks	0.6
Customer relationships	6.1
Net identifiable intangible assets/(liabilities)	7.3

Goodwill	32.9

Total purchase consideration	$42.4

Inventory includes a $1.0 million adjustment to step up the inventory balance to fair value consistent with the purchase price allocation.  The fair value was determined based on the estimated selling price of the inventory, less the remaining manufacturing and selling cost and a normal profit margin on those manufacturing and selling efforts. The $1.0 million step up adjustment increased cost of revenue in the fiscal year ended March 31, 2021, as the inventory was sold.  This increase is not reflected in the pro forma condensed combined statements of operations because it does not have a continuing impact beyond the first year.

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

Goodwill represents the value associated with the acquired workforce and expected synergies related to the business combination of the two companies. Goodwill resulting from the NEPSI Acquisition was assigned to the Company’s Grid segment.  Goodwill recognized in the NEPSI Acquisition is not deductible for tax purposes. This purchase price allocation is preliminary and has not been finalized as the analysis on the assets and liabilities acquired, primarily the tax related liability may require further adjustments to our purchase accounting that could result in a measurement period adjustment that would impact our reported net assets and goodwill as of October 1, 2020. Material changes, if any, to the preliminary allocation summarized above will be reported once the related uncertainties are resolved, but no later than October 1, 2021. The $1.7 million of deferred tax liability is primarily related to inventory step up and intangibles.

Unaudited Pro Forma Operating Results

The unaudited pro forma condensed consolidated statement of operations for the year ended March 31, 2021 and 2020 is presented as if the NEPSI Acquisition had occurred on April 1, 2019.

	Twelve Months Ended March 31,
	2021	2020
Revenues	$99,462	$88,578
Operating loss	(22,158)	(20,781)
Net loss	$(23,050)	$(12,922)

Net loss per common share
Basic	$(0.97)	$(0.59)
Diluted	$(0.97)	$(0.59)
Shares - basic	23,879	21,859
Shares - diluted	23,879	21,943

The pro forma amounts include the historical operating results of the Company and NEPSI with appropriate adjustments that give effect to acquisition related costs, income taxes, intangible amortization resulting from the NEPSI Acquisition and certain conforming accounting policies of the Company.  The fiscal year ended March 31, 2021 includes a $3.0 million increase in operating loss and net loss for the change in fair value on the contingent consideration.  The pro forma amounts are not necessarily indicative of the operating results that would have occurred if the NEPSI Acquisition and related transactions had been completed at the beginning of the applicable periods presented. In addition, the pro forma amounts are not necessarily indicative of operating results in future periods.

In the consolidated results for the year ended March 31, 2021, NEPSI’s operations are included in the Company’s consolidated results from the date of Acquisition of October 1, 2020. NEPSI contributed $13.2 million of revenue and $0.3 million in net income for the Company for the fiscal year ended March 31, 2021.  Amortization expense of $1.2 million is included in the year ended March 31, 2021 as a result of the NEPSI acquired intangible assets.  In addition, $1.0 million for the step-up basis assigned to acquired inventory was charged to cost of revenues in the year ended March 31, 2021.

4. Revenue Recognition

The Company’s revenues in its Grid segment are derived primarily through enabling the transmission and distribution of power, providing planning services that allow it to identify power grid needs and risks, and developing ship protection systems for the U.S. Navy. The Company’s revenues in its Wind segment are derived primarily through supplying advanced power electronics and control systems, licensing its highly engineered wind turbine designs, and providing extensive customer support services to wind turbine manufacturers. The Company records revenue based on a five-step model in accordance with ASC 606. For its customer contracts, the Company identifies the performance obligations, determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) control of goods or services is transferred to the customer. As of March 31, 2021, 78% of revenue was recognized at the point in time when control transferred to the customer, with the remainder being recognized over time. In the fiscal year ended March 31, 2020, 72% of revenue was recognized at the point in time when control transferred to the customer, with the remainder being recognized over time.

Following the NEPSI Acquisition, the Company evaluated all open NEPSI contracts at the Acquisition Date against a five-step model in accordance with ASC 606 as NEPSI, as a private company, had deferred adopting ASC 606 prior to the Acquisition, as permitted.  The Company identified two NEPSI revenue streams which are (1) the sale of its major components, which falls under the equipment and systems product line and (2) the sale of spare parts, which falls under the service product line.  Further details on each of these product lines can be found below.  The Company does not expect a material impact to its consolidated statements of operations on an ongoing basis resulting from the adoption of the ASC 606 standard for the NEPSI business, and NEPSI revenue streams will follow the existing policies noted below.

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

The Company's equipment and system product line includes certain contracts which do not meet the requirements of an exchange transaction and therefore do not fall within the scope of ASC 606.  As these non-exchange transaction contracts are considered grant revenue and do not fall within any specific accounting literature, the Company follows guidance within ASC 606 by analogy to recognize grant revenue over time.  In the year ended March 31, 2021, the Company recorded $3.9 million in grant revenue, which is included in the Company’s Grid revenue. There was $6.4 million in grant revenue recorded in the year ended March 31, 2020, which is included in the Company's Grid revenue.

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

The following tables disaggregate the Company’s revenue by product line and by shipment destination:

	Year Ended March 31, 2021
Product Line:	Grid	Wind
Equipment and systems	$65,930	$14,362
Services and technology development	4,598	2,235
Total	$70,528	$16,597

Region:
Americas	$54,168	$87
Asia Pacific	11,326	16,207
EMEA	5,034	303
Total	$70,528	$16,597

	Year Ended March 31, 2020
Product Line:	Grid	Wind
Equipment and systems	$44,065	$12,282
Services and technology development	5,520	1,971
Total	$49,585	$14,253

Region:
Americas	$33,207	$87
Asia Pacific	10,407	13,996
EMEA	5,971	170
Total	$49,585	$14,253

In the fiscal years ended March 31, 2021 and 2020, 41% and 51% of the Company’s revenues, respectively, were recognized from sales outside the United States. The Company maintains operations in Austria and the United States and sales and service support centers around the world.

As of March 31, 2021 and March 31, 2020, the Company’s contract assets and liabilities primarily relate to the timing differences between cash received from a customer in connection with contractual rights to invoicing and the timing of revenue recognition following completion of performance obligations. The Company's accounts receivable balance is made up entirely of customer contract related balances. Changes in the Company’s contract assets, which are included in “Unbilled Accounts Receivable” and “Deferred program costs” (see Note 7, “Accounts Receivable” and Note 8, “Inventory” for a reconciliation to the condensed consolidated balance sheet) and contract liabilities, which are included in the current portion and long term portion of “deferred revenue” in the Company’s condensed consolidated balance sheets, are as follows:

	Unbilled AR	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2020	$5,711	$1,631	$26,142
Increases for balances acquired	101	—	2,700
Increases for costs incurred to fulfill performance obligations	—	7,674	—
Increase (decrease) due to customer billings	(8,687)	—	52,988
Decrease due to cost recognition on completed performance obligations	—	(8,346)	—
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	8,640	—	(61,183)
Other changes and FX impact	—	18	610
Ending balance as of March 31, 2021	$5,765	$977	$21,257

	Unbilled AR	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2019	$2,213	$318	$15,521
Increases for costs incurred to fulfill performance obligations	—	4,844	—
Increase (decrease) due to customer billings	(11,516)	—	47,877
Decrease due to cost recognition on completed performance obligations	—	(3,525)	—
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	15,017	—	(37,009)
Other changes and FX impact	(3)	(6)	(247)
Ending balance as of March 31, 2020	$5,711	$1,631	$26,142

The Company’s remaining performance obligations represent the unrecognized revenue value of the Company’s contractual commitments. The Company’s performance obligations may vary significantly each reporting period based on the timing of major new contractual commitments. As of March 31, 2021, the Company had outstanding performance obligations on existing contracts under ASC 606 to be recognized in the next twelve months of approximately $54.9 million. There are also approximately $16.9 million of outstanding performance obligations to be recognized over a period of thirteen to sixty months. The remaining performance obligations are subject to customer actions and therefore the timing of revenue recognition cannot be reasonably estimated. The twelve month performance obligations include anticipated shipments to Inox based on the twelve month rolling forecast provided by Inox on the multi-year supply contract. The quantities specified in any forecast provided by Inox related to the multi-year supply contract are firm and irrevocable for the first three months of a twelve-month rolling forecast. The timing of the performance obligations beyond the twelve-month forecast provided by Inox are not determinable and therefore are not included in the total remaining performance obligations.

The following table sets forth customers who represented 10% or more of the Company’s total revenues for the year ended March 31, 2021 and 2020:

		Year Ended
	Reportable	March 31,
	Segment	2021	2020
EPC Services Company	Grid	13%	0%
Department of Homeland Security	Grid	<10%	10%

5. Goodwill

The guidance under ASC 805-30 provides for the recognition of goodwill on the Acquisition Date measured as the excess of the aggregate consideration transferred over the net of the Acquisition Date amounts of net assets acquired and liabilities assumed. The Company's goodwill balance relates to the NEPSI Acquisition in fiscal 2020 and Infinia Technology Corporation in fiscal 2017 and is reported in the Grid business segment.

Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the purchase method of accounting. Goodwill is not amortized but reviewed for impairment. Goodwill is reviewed annually on February 28th and whenever events or changes in circumstances indicate that the carrying value of the goodwill might not be recoverable.

The following table provides a roll forward of the changes in our Grid business segment goodwill balance:

Goodwill
March 31, 2020	$1,719
NEPSI Acquisition	32,915
March 31, 2021	$34,634

There was no change in goodwill during the year ended March 31, 2020.

The Company performed its annual assessment of goodwill on February 28, 2021 and noted no triggering events from the analysis date to March 31, 2021 and determined that there was no impairment to goodwill.  Additionally, no impairment resulted from the assessment performed in the fiscal year ended March 31, 2020.

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

The Company provides a gross presentation of activity within Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements.  A change in the hierarchy of an investment from its current level is reflected in the period during which the pricing methodology of such investment changes.  Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 is made in the event that the related security is significant to total cash and investments.  The Company did not have any transfers of assets and liabilities from Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the year ended March 31, 2021.

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

Marketable Securities

Marketable securities consist of certificates of deposit with maturities of less than 12 months that are measured using such inputs as quoted prices and are classified within Level 1 of the valuation hierarchy. The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such classification as of each balance sheet date.  All marketable securities are considered available for sale and are carried at fair value. Changes in fair value would be recorded to other income (expense), net. The Company recognized less than a $0.1 million in unrealized gains on marketable securities, which is recorded in other income, in the fiscal year ended March 31, 2021. The Company recognized $0.1 million in unrealized gains on marketable securities, which is recorded in other income, for the fiscal year ending March 31, 2020.

The Company periodically reviews the realizability of each short and long term marketable security when impairment indicators exist with respect to the security.  If other than temporary impairment of value of the security exists, the carrying value of the security is written down to its estimated fair value.

Contingent Consideration

Contingent consideration relates to the earnout payment for the NEPSI Acquisition. See Note 3 "NEPSI Acquisition" and Note 12, "Warrants and Derivative Liabilities" for further discussion. The Company relied on a Monte Carlo simulation pricing method to determine the fair value of the contingent consideration on the Acquisition Date and will continue to revalue the fair value of the contingent consideration at each subsequent balance sheet date until the final settlement date, with the resulting gain or loss recorded in operating expenses.

The following table provides the assets and liabilities carried at fair value on a recurring basis, measured as of March 31, 2021 and 2020 (in thousands):

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2021:
Assets:
Cash equivalents	$54,104	$54,104	$—	$—
Marketable securities	$5,141	$5,141	$—	$—
Derivative liabilities:
Contingent Consideration	$7,050	$—	$—	$7,050

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2020:
Assets:
Cash equivalents	$19,394	$19,394	$—	$—
Marketable securities	$35,195	$35,195	$—	$—

The table below reflects the activity for the Company’s major classes of liabilities measured at fair value on a recurring basis (in thousands):

Acquisition Contingent Consideration
April 1, 2020	$-
Issuance of contingent consideration	3,990
Mark to market adjustment	3,060
March 31, 2021	$7,050

Warrants
April 1, 2019	$4,942
Mark to market adjustment	(4,648)
Exercise of in-the-money warrants	(294)
March 31, 2020	$-

7. Accounts Receivable

Accounts receivable at March 31, 2021 and March 31, 2020 consisted of the following (in thousands):

	March 31, 2021	March 31, 2020
Accounts receivable (billed)	$7,502	$11,276
Accounts receivable (unbilled)	5,765	5,711
Accounts receivable	$13,267	$16,987

8. Inventory

Inventory, net of reserves, at March 31, 2021 and March 31, 2020 consisted of the following (in thousands):

	March 31, 2021	March 31, 2020
Raw materials	$8,255	$10,739
Work-in-process	3,297	1,345
Finished goods	777	5,260
Deferred program costs	977	1,631
Inventory	$13,306	$18,975

The Company recorded inventory reserves of $1.8 million and $1.3 million for the fiscal years ended March 31, 2021 and 2020, respectively.  These write downs were based on evaluating its inventory on hand for excess quantities and obsolescence.

Deferred program costs as of March 31, 2021 and March 31, 2020 primarily represent costs incurred on programs accounted for upon completion of the project when control has transferred to the customer before revenue and costs will be recognized.

9. Property, Plant and Equipment

The cost and accumulated depreciation of property and equipment at March 31, 2021 and 2020 are as follows (in thousands):

	March 31, 2021	March 31, 2020
Land	$270	$—
Construction in progress - equipment	220	3,130
Buildings	1,630	—
Equipment and software	41,652	41,737
Furniture and fixtures	1,333	1,302
Leasehold improvements	6,308	2,477
Property, plant and equipment, gross	51,413	48,646
Less accumulated depreciation	(42,416)	(40,081)
Property, plant and equipment, net	$8,997	$8,565

Depreciation expense was $3.7 million and $4.0 million, for the fiscal years ended March 31, 2021 and 2020, respectively.  Construction in progress - equipment primarily includes capital investments in the Company's HTS equipment and leasehold improvements in the Company's leased facility in Ayer, Massachusetts.  The increase in land and building relates to the property added as part of the NEPSI Acquisition.

10. Intangible Assets

Intangible assets at March 31, 2021 and 2020 consisted of the following (in thousands):

	2021			2020
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value	Estimated Useful Life
Backlog	600	(475)	125	-	-	-	2
Trade names and trademarks	600	-	600	-	-	-	Indefinite
Customer relationships	6,100	(739)	5,361	-	-	-	7
Core technology and know-how	5,970	(2,903)	3,067	5,970	(2,420)	3,550	5-10
Intangible assets	$13,270	$(4,117)	$9,153	$5,970	$(2,420)	$3,550

The Company recorded intangible amortization expense of $1.2 million and $0.3 million, for the fiscal years ended March 31, 2021, and 2020, respectively. Additionally, in the fiscal year ended March 31, 2021, the Company recorded $0.5 million related to intangible amortization related to backlog that is reported in cost of revenues.

Expected future amortization expense related to intangible assets is as follows (in thousands):

Fiscal years ending March 31,	Total
2022	$2,115
2023	1,808
2024	1,393
2025	1,077
2026	860
Thereafter	1,300
Total	$8,553

The Company's intangible assets relate entirely to the Grid business segment operations in the United States.

11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, 2021 and March 31, 2020 consisted of the following (in thousands):

	March 31, 2021	March 31, 2020
Accounts payable	$5,353	$10,045
Accrued inventories in-transit	1,460	763
Accrued other miscellaneous expenses	2,369	1,986
Advanced deposits	1,035	666
Accrued compensation	7,018	5,683
Income taxes payable	522	933
Accrued product warranty	2,053	2,015
Total	$19,810	$22,091

The Company generally provides a one to three year warranty on its products, commencing upon installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.

Product warranty activity was as follows (in thousands):

	Fiscal Years Ended March 31,
	2021	2020
Balance at beginning of period	$2,015	$1,545
Acquired Warranty Obligation	147	—
Change in accruals for warranties during the period	643	542
Settlements during the period	(752)	(72)
Balance at end of period	$2,053	$2,015

12. Warrants and Derivative Liabilities

Contingent Consideration

The Company evaluated the NEPSI Acquisition earnout payment set forth in the Stock Purchase Agreement (see Note 3, "NEPSI Acquisition" for further details), which may require settlement in the Company's common stock, and determined the contingent consideration qualified for liability classification and derivative treatment under ASC 815, Derivatives and Hedging. As a result, for each period, the fair value of the contingent consideration will be remeasured and the resulting gain or loss will be recognized in operating expenses until the share amount is fixed.

The following is a summary of the key assumptions used in a Monte Carlo simulation to calculate the fair value of the contingent consideration related to the NEPSI Acquisition:

Fiscal Year 2020	March 31, 2021	December 31, 2020	October, 1, 2020
Revenue risk premium	6.70%	6.90%	7.10%
Revenue volatility	30%	30%	30%
Stock Price	$18.96	$23.42	$14.23
Payment delay (days)	80	80	—
Fair value	$7.1 million	$6.7 million	$4.0 million

Warrants

The Company accounted for its warrants as liabilities due to certain adjustment provisions within the instruments, which required that they be recorded at fair value. The warrants were subject to revaluation at each balance sheet date and any change in fair value was recorded as a change in fair value of warrants until the earlier of its expiration or its exercise at which time the warrant liability was reclassified to equity. The Company calculated the fair value of the warrants utilizing an integrated lattice model. See Note 6, "Fair Value Measurements," for further discussion.  As of March 31, 2021 and 2020, the Company had no remaining outstanding warrants.

Hercules Warrant

On December 19, 2014, the Company entered into a second amendment to the Loan and Security Agreement with Hercules (the "Hercules Second Amendment"). In conjunction with the Hercules Second Amendment, the Company issued Hercules a warrant to purchase 58,823 shares of the Company's common stock (the "Hercules Warrant").  The Hercules Warrant was exercisable at any time after its issuance at an exercise price of $7.85 per share, subject to certain price-based and other anti-dilution adjustments, including the equity offering in May 2017, the acquisition of Infinia Technology Corporation ("ITC") with common stock in September 2017 and sales of common stock under the ATM entered into in January 2017.  This warrant had a fair value of $0.4 million as of March 31, 2019. On April 8, 2019, Hercules notified the Company of its intent to exercise this warrant on a cashless basis.  Hercules received 22,821 shares of the Company's common stock on April 17, 2019.  As a result of this exercise the Company recorded a net gain of $0.1 million to change in fair value of warrants, resulting from the decrease in the fair value of the Hercules Warrant during the year ended March 31, 2020.

Hudson Warrant

On November 13, 2014, the Company completed an offering of 909,090 units of the Company’s common stock with Hudson Bay Capital. Each unit consisted of one share of the Company’s common stock and 0.9 of a warrant to purchase one share of common stock, or warrants to purchase in the aggregate 818,181 shares (the "Hudson Warrants").  The Hudson Warrants were exercisable at any time, at an exercise price equal to $7.81 per share, subject to certain price-based and other anti-dilution adjustments including those noted above.  On November 13, 2019, Hudson partially exercised the Hudson Warrants for 786,000 restricted shares of Company common stock at $7.81 per share.  The remaining 32,181 warrants expired on November 13, 2019. The Company recorded a net gain of $4.6 million to change in fair value of warrants, resulting from the decrease in the fair value of the Hudson Warrants during the year ended March 31, 2020.

13. Income Taxes

(Loss) income before income taxes for the fiscal years ended March 31, 2021, and 2020 are provided in the table as follows (in thousands):

	Fiscal years ended March 31,
	2021	2020
Income/(Loss) before income tax expense:
U.S.	$(26,721)	$(18,260)
Foreign	3,211	1,359
Total	$(23,510)	$(16,901)

The components of income tax expense (benefit) attributable to continuing operations consist of the following (in thousands):

	Fiscal years ended March 31,
	2021	2020
Current
Federal	$191	$1,814
Foreign	198	95
Total current	389	1,909

Deferred
Federal	(1,602)	(1,524)
Foreign	381	(190)
Total deferred	(1,221)	(1,714)

Income tax (benefit) expense	$(832)	$195

The reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate is shown below.

	Fiscal years ended March 31,
	2021	2020
Statutory federal income tax rate	(21)%	(21)%
Foreign income tax rate differential	(20)	2
True-up of NOLs	36	1
GILTI	3	1
Other	(1)	(6)
Valuation allowance	(1)	24
Effective income tax rate	(4)%	1%

The following is a summary of the principal components of the Company’s deferred tax assets and liabilities (in thousands):

	March 31, 2021	March 31, 2020
Deferred tax assets:
Net operating loss carryforwards	$184,455	$195,504
Research and development and other tax credit carryforwards	13,280	13,244
Accruals and reserves	5,416	5,352
Fixed assets and intangible assets	1,414	1,697
Other	1,149	1,565
Gross deferred tax assets	205,714	217,362
Valuation allowance	(200,081)	(199,989)
Total deferred tax assets	5,633	17,373

Deferred tax liabilities:
Intercompany Debt	(4,205)	(14,365)
Other	(479)	(1,637)
Total deferred tax liabilities	(4,684)	(16,002)
Net deferred tax assets	$949	$1,371

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

The Company has provided a full valuation allowance against its net deferred income tax assets in the U.S., Romania and China since it is more likely than not that its deferred tax assets will not be realizable. After consideration of all the available evidence, both positive and negative, the Company has determined that a $200.1 million valuation allowance at March 31, 2021 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized which is a $0.1 million increase from the $200.0 valuation allowance as of March 31, 2020.

At March 31, 2021, the Company had aggregate net operating loss carryforwards in the U.S. for federal and state income tax purposes of approximately $780.5 million and $211.1 million, respectively, which expire in the years ending March 31, 2021 through 2040. For U.S. federal tax purpose, approximately $68.2 million of federal net operating losses have an indefinite carryforward period. Included in the U.S. net operating loss are $3.7 million of acquired losses from Power Quality Systems, Inc. and $0.3 million of acquired losses from Infinia Technology Corporation. Research and development and other tax credit carryforwards amounting to approximately $10.6 million and $3.0 million are available to offset federal and state income taxes, respectively, and will expire in the years ending through 2040.

At March 31, 2021, the Company had aggregate net operating loss carryforwards for its Chinese operation of approximately $30.1 million, which can be carried forward for five years and begin to expire December 31, 2021.

At March 31, 2021, AMSC Romania had aggregate net operating loss carryforwards of approximately $0.9 million, which can be carried forward for seven years and begin to expire at March 31, 2028.

Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “IRC”), provides limits on the extent to which a corporation that has undergone an ownership change (as defined) can utilize any net operating loss ("NOL") and general business tax credit carryforwards it may have. The Company updated its study in 2020 to determine whether Section 382 could limit the use of its carryforwards in this manner. After completing this study, the Company has concluded that the limitation will not have a material impact on its ability to utilize its NOL carryforwards.  If there were material ownership changes subsequent to the study, such changes could limit the Company's ability to utilize its NOL carryforwards.

The total amount of undistributed foreign earnings available to be repatriated at March 31, 2021 was $1.7 million resulting in the recording of a $0.3 million deferred tax liability for foreign withholding taxes.

The Company has not recorded a deferred tax asset for the temporary difference associated with the excess of the tax greater than the book basis in its Chinese and Romanian subsidiaries as the future tax benefit is not expected to reverse in the foreseeable future.

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.  The Company did not identify any uncertain tax positions at March 31, 2021.  The Company did not have any gross unrecognized tax benefits at March 31, 2021 or 2020.

There were no reversals of uncertain tax positions in the fiscal years ended March 31, 2021 and 2020.

The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. Any unrecognized tax benefits, if recognized, would favorably affect its effective tax rate in any future period. The Company does not expect that the amounts of unrecognized benefits will change significantly within the next twelve months.

The Company conducts business globally and, as a result, its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Major tax jurisdictions include the U.S., China, Romania and Austria. All U.S. income tax filings for fiscal years ended March 31, 1996 through 2021 remain open and subject to examination.

All fiscal years from the fiscal year ended March 31, 2019 through 2021 remain open and subject to examination in Austria.  As of March 31, 2021, the Company remains open to audit for the calendar years 2016 and forward in China.  Tax filings in Romania for the fiscal years ended March 31, 2016 through 2021 remain open and subject to examination.

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

The Company did not identify any leases that are classified as financing leases.

Supplemental balance sheet information related to leases at March 31, 2021 and 2020 are as follows:

	March 31, 2021	March 31, 2020
Operating Leases:
Right-of-use assets	$3,747	$3,359
Total right-of-use assets	3,747	3,359

Lease liabilities - ST	$612	$439
Lease liabilities - LT	3,246	3,000
Total operating lease liabilities	$3,858	$3,439

Weighted-average remaining lease term	5.82	6.91
Weighted-average discount rate	6.72%	7.08%

The costs related to the Company's leases for the fiscal years ended March 31, 2021 and 2020 are included in selling, general and administrative costs and are as follows:

	Year ended	Year ended
	March 31, 2021	March 31, 2020
Operating Lease:
Operating lease costs - fixed	$830	$713
Operating lease costs - variable	118	100
Short-term lease costs	1,083	544
Total lease costs	$2,031	$1,357

The Company’s estimated minimum future lease obligations under the Company's leases are as follows:

Operating Leases
Year ended March 31,
2022	$849
2023	822
2024	768
2025	659
2026	664
Thereafter	933
Total minimum lease payments	4,695
Less: interest	(837)
Present value of lease liabilities	$3,858

15. Stockholders’ Equity

Stock-Based Compensation Plans

As of March 31, 2021, the Company had two active stock plans: the 2007 Stock Incentive Plan, as amended (the “2007 Plan”) and the Amended and Restated 2007 Director Stock Plan (the “2007 Director Plan”).  On August 1, 2019, the Company’s stockholders approved amendments to the 2007 Plan and the 2007 Director Plan. The amendment to the 2007 Plan increased the total number of shares of common stock authorized for issuance under the 2007 Plan from 3,400,000 shares to 4,600,000 shares. The amendment to the 2007 Director Plan increased the total number of shares of common stock authorized for issuance under the 2007 Director Plan from 230,000 shares to 280,000 shares.

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

The 2007 Director Plan provides for the grant of nonstatutory stock options and stock awards to members of the Board of Directors who are not also employees of the Company ("outside directors"). Under the terms of the 2007 Director Plan, each outside director is granted an option to purchase shares of common stock with an aggregate grant date value equal to $40,000 upon his or her initial election to the Board with an exercise price equal to the fair market value of the Company’s common stock on the date of the grant. These options vest in equal annual installments over a two-year period. In addition, each outside director is granted an award of shares of common stock on the third business day following the last day of each fiscal year with an aggregate value equal to $40,000 using the closing price of the Company's common stock two business days following the last day of each fiscal year, subject to proration for any partial fiscal year of service.

As of March 31, 2021, the 2007 Plan had 793,499 shares available for future issuance and the 2007 Director Plan had 81,133 shares available for future issuance.

Stock-Based Compensation

The components of stock-based compensation for the years ended March 31, 2021 and 2020 were as follows (in thousands):

	Fiscal years ended March 31,
	2021	2020
Stock options	$19	$16
Restricted stock and stock awards	3,428	1,870
Employee stock purchase plan	38	36
Total stock-based compensation expense	$3,485	$1,922

The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. The total unrecognized compensation cost for unvested outstanding stock options was less than $0.1 million for the fiscal year ended March 31, 2021. This expense will be recognized over a weighted-average expense period of approximately 0.2 years.  The total unrecognized compensation cost for unvested outstanding restricted stock was $4.4 million for the fiscal year ended March 31, 2021. This expense will be recognized over a weighted-average expense period of approximately 1.7 years.

The following table summarizes stock-based compensation expense by financial statement line item for the fiscal years ended March 31, 2021 and 2020 (in thousands):

	Fiscal years ended March 31,
	2021	2020
Cost of revenues	$40	$66
Research and development	642	333
Selling, general and administrative	2,803	1,522
Total	$3,485	$1,922

The following table summarizes the information concerning currently outstanding and exercisable employee and non-employee options:

	Options / Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding at March 31, 2020	140,281	$49.95
Granted	—	—
Exercised	(2,588)	24.30
Canceled/forfeited	(10,528)	129.53
Outstanding at March 31, 2021	127,165	$44.37	2.0	$167
Exercisable at March 31, 2021	127,140	$44.38	2.0	$167
Fully vested and expected to vest at March 31, 2021	124,196	$45.18	1.9	$143

The Company did not grant any options to purchase shares of common stock during the year ended March 31, 2021.  The Company granted options to purchase 5,939 shares of common stock during the year ended March 31, 2020.  The stock options granted during the year ended March 31, 2020 will vest over 2 years. The weighted average assumptions used in the Black Scholes valuation model for stock options granted during the year ended March 31, 2020 are as follows:

Fiscal years ended March 31,
2020
Expected volatility	66.5%
Risk-free interest rate	1.8%
Expected life (years)	5.91
Dividend yield	None

The following table summarizes the employee and non-employee restricted stock activity for the year ended March 31, 2021:

	Shares	Weighted Average Grant Date Fair Value	Intrinsic Aggregate Value (thousands)
Outstanding at March 31, 2020	982,247	$6.26
Granted	712,824	6.97
Vested	(414,449)	5.84
Forfeited	(232,708)	4.30
Outstanding at March 31, 2021	1,047,914	$7.17	$19,868

The total fair value of restricted stock that was granted during the fiscal years ended March 31, 2021 and 2020 was $5.1 million and $3.4 million, respectively. The total fair value of restricted stock that vested during the fiscal years ended March 31, 2021 and 2020 was $4.3 million and $2.9 million, respectively.

There were 255,000 performance-based restricted shares awarded during the fiscal year ended March 31, 2021 for which the performance conditions are deemed probable to be met and the expense is being recorded over the expected vesting period.  There were 94,500 performance-based restricted shares awarded during the fiscal year ended March 31, 2020 for which the performance conditions are deemed probable to be met and the expense is being recorded over the expected vesting period.

The remaining shares awarded vest upon the passage of time. For awards that vest upon the passage of time, expense is being recorded over the vesting period.

Employee Stock Purchase Plan

The Company maintains the 2000 Employee Stock Purchase Plan, as amended (the "ESPP") which provides employees with the opportunity to purchase shares of common stock at a price equal to the market value of the common stock at the end of the offering period, less a 15% purchase discount. As of March 31, 2021, the ESPP had 187,868 shares available for future issuance. The Company recognized less than $0.1 million of compensation expense for both the fiscal years ended March 31, 2021 and 2020, related to the ESPP.

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

Lease Commitments

During the year ended March 31, 2021 and 2020 all leases were recorded in selling, general and administrative expense.  See Note 14, "Leases" for further details.

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

As of March 31, 2021, the Company had $5.6 million of restricted cash included in long-term assets and $2.2 million of restricted cash in current assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts or collateral deposits including the irrevocable letter of credit in the amount of $5.0 million to secure certain of the Company’s obligations under the Subcontract Agreement with Commonwealth Edison Company. These deposits are held in interest bearing accounts.

17. Employee Benefit Plans

The Company has implemented a defined contribution plan (the “Plan”) under Section 401(k) of the IRC. Any contributions made by the Company to the Plan are discretionary. The Company has a stock match program under which the Company matched, in the form of Company common stock, 50% of the first 6% of eligible contributions. The Company recorded expense of $0.4 million for the fiscal year ended March 31, 2021, and $0.3 million for the fiscal year ended March 31, 2020, and recorded corresponding charges to additional paid-in capital related to this program.

18. Business Segments

The Company reports its financial results in two reportable business segments: Grid and Wind.  In accordance with ASC 280, Segment Reporting, we aggregate two operating segments into one reporting segment for financial reporting purposes due to their similar operating and financial characteristics.  Our operating segments reflect the way in which internally-reported financial information is used to make decisions and allocate resources.

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

The operating results for the two business segments are as follows (in thousands):

	Fiscal Years Ended March 31,
	2021	2020
Revenues:
Grid	$70,528	$49,585
Wind	16,597	14,253
Total	$87,125	$63,838

	Fiscal Years Ended March 31,
	2021	2020
Operating loss:
Grid	$(13,318)	$(13,508)
Wind	(3,302)	(7,699)
Unallocated corporate expenses	(6,545)	(1,922)
Total	$(23,165)	$(23,129)

Total assets for the two business segments as of March 31, 2021 and March 31, 2020 are as follows (in thousands):

	March 31, 2021	March 31, 2020
Grid	$81,253	$44,044
Wind	6,098	14,250
Corporate assets	81,515	65,815
Total	$168,866	$124,109

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

Unallocated corporate expenses primarily consist of loss on contingent consideration of $3.0 million and stock-based compensation expense of $3.5 million, in the fiscal year ended March 31, 2021. Unallocated corporate expenses primarily consist of stock-based compensation of $1.9 million in the year ended March 31, 2020.

Geographic information about property, plant and equipment associated with particular regions is as follows (in thousands):

	March 31,
	2021	2020
North America	$8,777	$8,113
Europe	174	397
Asia Pacific	46	55
Total	$8,997	$8,565

19. Recent Accounting Pronouncements

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

20. Subsequent Events

The Company has performed an evaluation of subsequent events through the time of filing this Annual Report on Form 10-K with the SEC, and has determined that other than the details below, there are no such events to report.

On May 6, 2021, the Company acquired all of the issued and outstanding shares of capital stock of (i) Neeltran Inc. ("Neeltran"), that supplies rectifiers and transformers to industrial customers, and (ii) Neeltran International, Inc. ("International"), for: (a) $1.0 million in cash, and (b) 301,556 shares of the Company’s common stock, which were paid and issued to the selling stockholders of Neeltran. The Company also paid $1.1 million to the selling stockholders of Neeltran at closing to pay off previous loans made by them to Neeltran.

Also on May 6, 2021, the Company's wholly-owned Connecticut subsidiary, AMSC Husky LLC, purchased the real property that served as Neeltran’s headquarters for $4.3 million, of which (a) $2.4 million was paid in immediately available funds by AMSC Husky to the owners of such real property, and (b) $1.9 million was paid directly to TD Bank as full payment for the outstanding indebtedness secured by the mortgage on such real property. Additionally, the Company paid approximately $7.6 million, including the $1.9 million of indebtedness secured by the mortgage on the real property, directly to Neeltran lenders at closing to extinguish outstanding Neeltran indebtedness to third parties. All cash payments associated with the Neeltran acquisition were funded with cash on hand.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

As disclosed in Item 4, Controls and Procedures in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, during the third quarter of fiscal 2020 we identified a material weakness in internal controls related to the initial purchase accounting and the continuing fair value accounting associated with the acquisition of Northeast Power Systems, Inc. ("NEPSI") and related assets (the "NEPSI Acquisition").

During the fourth quarter of fiscal 2020, management implemented new procedures, policies and processes, including revising the precision level of management review controls and gaining additional assurance regarding timely completion of our outside service providers’ quality control procedures, in order to remediate the material weakness.  During this same quarter, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective.  As a result, we have concluded that the material weakness has been remediated as of March 31, 2021.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, an evaluation was conducted of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control – Integrated Framework (2013 Edition).  Our evaluation excluded the NEPSI Acquisition, which was acquired on October 1, 2020. Our Consolidated Statement of Operations for the year ended March 31, 2021 included revenue of approximately $13.1 million and our Consolidated Balance Sheet as of March 31, 2021 included total assets of approximately $48.8 million attributable to the NEPSI Acquisition. In accordance with guidance issued by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations. Based on this evaluation, management concluded that our internal control over financial reporting is effective as of March 31, 2021.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting because we do not qualify as an accelerated or a large accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).

Changes in Internal Control over Financial Reporting

Other than changes related to our material weakness remediation efforts and new procedures associated with business combinations in general, initial purchase accounting and continuing fair value accounting specifically as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is contained in part under the caption “Executive Officers” in Part I of this Annual Report on Form 10-K, and in part in our Proxy Statement for the Annual Meeting of Stockholders to be held in 2021 (the “2021 Proxy Statement”) in the sections “Corporate Governance — Members of the Board,” “Corporate Governance — Code of Business Conduct and Ethics,” “Corporate Governance —Board Committees” and “Corporate Governance — Board Committees — Audit Committee,” “Corporate Governance — Director Nomination Process”, “Corporate Governance — Board Determination of Independence”, which sections are incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The sections of the 2021 Proxy Statement titled “Information About Executive and Director Compensation,” “Information About Executive and Director Compensation — Compensation Committee Interlocks and Insider Participation” and “Information About Executive and Director Compensation — Compensation Committee Report” are incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections of the 2021 Proxy Statement titled “Stock Ownership of Certain Beneficial Owners and Management” and “Information about Executive Officer and Director Compensation — Securities Authorized for Issuance Under our Equity Compensation Plans” are incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections of the 2021 Proxy Statement titled “Certain Relationships and Related Transactions” and “Corporate Governance — Board Determination of Independence” and “Corporate Governance — Board Committees” are incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The section of the 2021 Proxy Statement titled “Ratification of Selection of Independent Registered Public Accounting Firm (Proposal 2)” is incorporated herein by reference.

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

Item 16.        FORM 10-K SUMMARY

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation of the Registrant, as amended.	S-3	333-191153	3.1	9/13/2013
3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated March 24, 2015.	8-K	000-19672	3.1	3/24/2015
3.3	Amended and Restated By-Laws of the Registrant.	8-K	333-191153	3.1	2/1/2021
4.1	Form of Indenture, between the Registrant and Wilmington Trust, National Association.	S-3	333-222874	4.1	2/5/2018
4.2	Form of Warrant Agreement, by and between the Registrant and the American Stock Transfer and Trust Company, dated November 13, 2014, and Form of Warrant.	8-K	000-19672	4.1	11/13/2014
4.3	Description of Capital Stock	10-K	000-19672	4.3	6/5/2019
10.1+	2007 Stock Incentive Plan, as amended.	8-K	000-19672	10.1	8/6/2019
10.2+	Form of Incentive Stock Option Agreement under 2007 Stock Incentive Plan, as amended.	8-K	000-19672	10.2	8/7/2007
10.3+	Form of Non-statutory Stock Option Agreement under 2007 Stock Option Plan, as amended.	8-K	000-19672	10.3	8/7/2007
10.4+	Form of Restricted Stock Agreement Regarding Awards to Executive Officers under 2007 Stock Option Plan, as amended.	8-K	000-19672	10.4	8/7/2007
10.5+	Form of Restricted Stock Agreement Regarding Awards to Employees, under 2007 Stock Option Plan, as amended.	8-K	000-19672	10.5	8/7/2007
10.6+	Form of Restricted Stock Agreement (regarding performance-based awards to executive officers and employees) under 2007 Stock Incentive Plan, as amended.	8-K	000-19672	10.1	5/20/2008
10.7+	Form of Option Surrender Agreement under 2007 Stock Incentive Plan, as amended.	10-Q	000-19672	10.4	11/6/2018
10.8+	Form of Performance-Based Restricted Stock Agreement for Executive Officers under 2007 Stock Incentive Plan, as amended.	10-Q	000-19672	10.1	2/5/2020
10.9+	Form of Time-Based Restricted Stock Agreement for Executive Officers under 2007 Stock Incentive Plan, as amended.	10-Q	000-19672	10.2	2/5/2020
10.10+	Amended and Restated 2007 Director Stock Plan.					*
10.11+	Form of Non-statutory Stock Option Agreement Under Amended and Restated 2007 Director Stock Plan.	8-K	000-19672	10.7	8/7/2007

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.12+	Form of Employee Nondisclosure and Developments Agreement.	10-K/A	333-43647	10.11	6/7/2018
10.13+	Amended and Restated Executive Severance Agreement, dated as of May 24, 2011, between the Registrant and Daniel P. McGahn.	8-K	000-19672	10.2	5/24/2011
10.14+	Executive Severance Agreement, dated as of January 13, 2012, between the Registrant and John W. Kosiba.	8-K	000-19672	10.1	4/4/2017
10.15+	First Amendment to Executive Severance Agreement, effective as of July 31, 2017, between the Registrant and John W. Kosiba.	10-Q	000-19672	10.1	11/7/2017
10.16+	Fiscal 2020 Executive Incentive Plan.	8-K	000-19672	10.1	5/27/2020
10.17+	Fiscal 2021 Executive Incentive Plan.	8-K	000-19672	10.1	5/25/2021

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.18†	Supply Contract, dated December 16, 2015, by and between the Registrant and Inox Wind Limited.	10-Q	000-19672	10.1	2/9/2016
10.19†	Amendment No. 1 to Supply Contract, entered into as of March 14, 2018 and effective as of November 8, 2017, by and between the Registrant and Inox Wind Limited.	10-K	000-19672	10.29	6/6/2018
10.20†	Amendment No. 2 to Supply Contract, entered into on May 21, 2018, by and between the Registrant and Inox Wind Limited.	10-K	000-19672	10.30	6/6/2018
10.21^	Amendment No. 3 to Supply Contract, entered into on May 11, 2021, by and between the Registrant and Inox Wind Limited.					*
10.22†	Technology License Agreement, dated December 16, 2015, by and among AMSC Austria GMBH, the Registrant and Inox Wind Limited.	10-Q	000-19672	10.2	2/9/2016
10.22	Purchase and Sale Agreement, dated as of February 1, 2018, by and between ASC Devens LLC and 64 Jackson, LLC.	8-K	000-19672	10.1	2/1/2018
10.23	Subordinated Secured Commercial Promissory Note of Jackson 64 MGI, LLC in favor of ASC Devens LLC dated March 28, 2018.	8-K	000-19672	10.1	4/3/2018
10.24	Assignment of Purchase and Sale Agreement, dated as of March 26, 2018, by and among ASC Devens LLC, 64 Jackson, LLC and Jackson 64 MGI, LLC.	8-K	000-19672	10.2	4/3/2018
10.25	Subordinated Second Mortgage of Jackson 64 MGI, LLC in favor of ASC Devens LLC effective March 28, 2018.	8-K	000-19672	10.3	4/3/2018
10.26	Subordinated Second Assignment of Leases and Rents by Jackson 64 MGI, LLC to ASC Devens LLC dated March 28, 2018.	8-K	000-19672	10.4	4/3/2018

10.27	Intercreditor, Subordination and Standstill Agreement by and among East Boston Savings Bank, ASC Devens LLC and Jackson 64 MGI, LLC dated March 28, 2018.	8-K	000-19672	10.5	4/3/2018
10.28	First Amendment to Intercreditor, Subordination and Standstill Agreement by and between East Boston Savings Bank and ASC Devens LLC dated March 28, 2019.	10-K	000-19672	10.38	6/5/2019
10.29	Subordination of Subordinated Second Mortgage Rents by ASC Devens LLC to East Boston Savings Bank dated March 28, 2019.	10-K	000-19672	10.38	6/5/2019
10.30	Subcontract Agreement, dated October 31, 2018, by and between the Registrant and Commonwealth Edison Company.	10-Q	000-19672	10.1	2/5/2019
10.31	Amendment to Subcontract Agreement, effective February 6, 2020, by and between the Registrant and Commonwealth Edison Company.	10-K	000-19672	10.30	6/2/2020
10.32	Stock Purchase Agreement, dated October 1, 2020, by and among American Superconductor Corporation, Frank J. Steciuk, Paul B. Steciuk and Peter A. Steciuk.	8-K	000-19672	10.1	10/5/2020
10.33	Stock Purchase Agreement, dated May 6th, 2021, by and among American Superconductor Corporation.	8-K	000-19672	10.1	5/10/2021
21.1	Subsidiaries.					*
23.1	Consent of RSM US LLP					*
31.1	Chief Executive Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Chief Financial Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
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

						**
101.INS	XBRL Instance Document.					*
101.SCH	XBRL Taxonomy Extension Schema Document.					*
101.CAL	XBRL Taxonomy Calculation Linkbase Document.					*
101.DEF	XBRL Taxonomy Definition Linkbase Document.					*
101.LAB	XBRL Taxonomy Label Linkbase Document.					*
101.PRE	XBRL Taxonomy Presentation Linkbase Document.					*

†	Confidential treatment previously requested and granted with respect to certain portions, which portions were omitted and filed separately with the Commission.

+	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

^	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SUPERCONDUCTOR CORPORATION

BY:	/S/ Daniel P. McGahn
Daniel P. McGahn Chairman of the Board, President, and Chief Executive Officer

Date: June 2, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ Daniel P. McGahn	Chairman of the Board, President, Chief Executive Officer, and Director (Principal Executive Officer)	June 2, 2021
Daniel P. McGahn

/S/ John W. Kosiba, Jr.	Senior Vice President, Chief Financial Officer and Treasurer	June 2, 2021
John W. Kosiba, Jr.	(Principal Financial and Accounting Officer)

/S/ Arthur H. House	Lead Independent Director of the Board	June 2, 2021
Arthur H. House

/S/ Vikram S. Budhraja	Director	June 2, 2021
Vikram S. Budhraja

/S/ Barbara g. Littlefield	Director	June 2, 2021
Barbara G. Littlefield

/S/ David R. Oliver, Jr.	Director	June 2, 2021
David R. Oliver, Jr.