Form 10-Q
period 2021-09-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2021-11-08
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Shares outstanding of the Registrant’s common stock:

Common Stock, par value $0.01 per share	28,395,386
Class	Outstanding as of November 4, 2021

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2021	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$48,501	$67,814
Marketable securities	-	5,140
Accounts receivable, net	25,177	13,267
Inventory, net	21,574	13,306
Prepaid expenses and other current assets	4,924	3,546
Restricted cash	2,323	2,157
Total current assets	102,499	105,230

Property, plant and equipment, net	14,611	8,997
Intangibles, net	12,645	9,153
Right-of-use assets	3,588	3,747
Goodwill	43,471	34,634
Restricted cash	6,165	5,568
Deferred tax assets	1,054	1,223
Other assets	340	314
Total assets	$184,373	$168,866

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$27,891	$19,810
Lease liability, current portion	705	612
Debt, current portion	72	-
Contingent consideration	4,720	7,050
Deferred revenue, current portion	23,871	13,266
Total current liabilities	57,259	40,738

Deferred revenue, long-term portion	7,647	7,991
Lease liability, long-term portion	3,012	3,246
Deferred tax liabilities	203	274
Debt, long-term portion	125	-
Other liabilities	23	25
Total liabilities	68,269	52,274

Commitments and Contingencies (Note 16)

Stockholders' equity:
Common stock	288	280
Additional paid-in capital	1,130,921	1,121,495
Treasury stock	(3,639)	(3,593)
Accumulated other comprehensive loss	(316)	(277)
Accumulated deficit	(1,011,150)	(1,001,313)
Total stockholders' equity	116,104	116,592
Total liabilities and stockholders' equity	$184,373	$168,866

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues	$27,908	$21,117	$53,328	$42,329

Cost of revenues	24,647	15,596	46,698	31,768

Gross margin	3,261	5,521	6,630	10,561

Operating expenses:
Research and development	2,669	2,719	5,711	5,218
Selling, general and administrative	6,697	5,887	13,838	11,524
Amortization of acquisition-related intangibles	627	121	1,212	242
Change in fair value of contingent consideration	(2,430)	-	(2,330)	-
Total operating expenses	7,563	8,727	18,431	16,984

Operating loss	(4,302)	(3,206)	(11,801)	(6,423)

Interest income, net	25	161	57	320
Other income (expense), net	24	(476)	(40)	(646)
Loss before income tax expense	(4,253)	(3,521)	(11,784)	(6,749)

Income tax expense (benefit)	181	191	(1,947)	380

Net loss	$(4,434)	$(3,712)	$(9,837)	$(7,129)

Net loss per common share
Basic	$(0.16)	$(0.17)	$(0.36)	$(0.33)
Diluted	$(0.16)	$(0.17)	$(0.36)	$(0.33)

Weighted average number of common shares outstanding
Basic	27,252	21,860	27,040	21,775
Diluted	27,252	21,860	27,040	21,775

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss	$(4,434)	$(3,712)	$(9,837)	$(7,129)
Other comprehensive (loss) gain, net of tax:
Foreign currency translation (loss) gain	24	(43)	(39)	(46)
Total other comprehensive (loss) gain, net of tax	24	(43)	(39)	(46)
Comprehensive loss	$(4,410)	$(3,755)	$(9,876)	$(7,175)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED September 30, 2021 AND 2020

(In thousands)

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance at March 31, 2021	27,988	$280	$1,121,495	$(3,593)	$(277)	$(1,001,313)	$116,592
Issuance of common stock - bonus payout	111	1	1,681	—	—	—	1,682
Issuance of common stock - restricted shares	318	3	(3)	—	—	—	—
Stock-based compensation expense	—	—	1,292	—	—	—	1,292
Issuance of stock for 401(k) match	7	—	112	—	—	—	112
Issuance of common stock - Neeltran acquisition	302	3	4,384	—	—	—	4,387
Repurchase of treasury stock	—	—	—	(46)	—	—	(46)
Cumulative translation adjustment	—	—	—	—	(63)	—	(63)
Net loss	—	—	—	—	—	(5,403)	(5,403)
Balance at June 30, 2021	28,726	$287	$1,128,961	$(3,639)	$(340)	$(1,006,716)	$118,553
Issuance of common stock - ESPP	10	—	125	—	—	—	125
Issuance of common stock - bonus payout	47	1	597	—	—	—	598
Stock-based compensation expense	—	—	1,101				1,101
Issuance of stock for 401(k) match	10	—	137	—	—	—	137
Cumulative translation adjustment	—	—	—	—	24	—	24
Net loss	—	—	—	—	—	(4,434)	(4,434)
Balance at September 30, 2021	28,793	$288	$1,130,921	$(3,639)	$(316)	$(1,011,150)	$116,104

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance at March 31, 2020	22,902	$229	$1,053,507	$(2,666)	$(216)	$(978,635)	$72,219
Issuance of common stock - restricted shares	493	5	(5)	—	—	—	—
Stock-based compensation expense	—	—	909	—	—	—	909
Issuance of stock for 401(k) match	13	—	88	—	—	—	88
Repurchase of treasury stock	—	—	—	(377)	—	—	(377)
Cumulative translation adjustment	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	(3,417)	(3,417)
Balance at June 30, 2020	23,408	$234	$1,054,499	$(3,043)	$(219)	$(982,052)	$69,419
Issuance of common stock - ESPP	8	—	99	—	—	—	99
Issuance of common stock - restricted shares	33	—	—	—	—	—	—
Stock-based compensation expense	—	—	849	—	—	—	849
Issuance of stock for 401(k) match	9	—	101	—	—	—	101
Repurchase of treasury stock	—	—	—	(293)	—	—	(293)
Cumulative translation adjustment	—	—	—	—	(43)	—	(43)
Net loss	—	—	—	—	—	(3,712)	(3,712)
Balance at September 30, 2020	23,458	$234	$1,055,548	$(3,336)	$(262)	$(985,764)	$66,420

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended September 30,
	2021	2020
Cash flows from operating activities:

Net loss	$(9,837)	$(7,129)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	2,631	2,009
Stock-based compensation expense	2,393	1,758
Provision for excess and obsolete inventory	1,203	1,250
Deferred income taxes	(2,137)	—
Change in fair value of contingent consideration	(2,330)	—
Other non-cash items	197	233
Unrealized foreign exchange loss on cash and cash equivalents	1	272
Changes in operating asset and liability accounts:
Accounts receivable	(8,657)	157
Inventory	(475)	3,591
Prepaid expenses and other assets	1,521	(866)
Accounts payable and accrued expenses	3,475	(3,192)
Deferred revenue	281	(4,636)
Net cash used in operating activities	(11,734)	(6,553)

Cash flows from investing activities:
Purchase of property, plant and equipment	(510)	(1,326)
Sale of marketable securities	—	25,006
Cash paid for acquisition, net of cash acquired	(11,479)	—
Proceeds from the maturity of marketable securities	5,189	—
Change in other assets	(30)	63
Net cash (used)/provided by investing activities	(6,830)	23,743

Cash flows from financing activities:
Repurchase of treasury stock	(46)	(670)
Repayment of debt	(18)	—
Proceeds from exercise of employee stock options and ESPP	125	99
Net cash provided/(used) by financing activities	61	(571)

Effect of exchange rate changes on cash	(47)	53

Net increase/(decrease) in cash, cash equivalents and restricted cash	(18,550)	16,672
Cash, cash equivalents and restricted cash at beginning of period	75,539	30,864
Cash, cash equivalents and restricted cash at end of period	$56,989	$47,536

Supplemental schedule of cash flow information:
Cash paid for income taxes, net of refunds	$306	$275
Non-cash investing and financing activities
Issuance of common stock to settle liabilities	2,529	189

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

These unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with United States generally accepted accounting principles (“GAAP”) and the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. The going concern basis of presentation assumes that the Company will continue operations and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those instructions. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended  September 30, 2021 and 2020 and the financial position at  September 30, 2021; however, these results are not necessarily indicative of results which may be expected for the full year. The interim condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended  March 31, 2021, and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended  March 31, 2021 filed with the SEC on June 2, 2021.

Liquidity

The Company has historically experienced recurring operating losses and as of September 30, 2021, the Company had an accumulated deficit of $1,011.1 million. In addition, the Company has historically experienced recurring negative operating cash flows.  At September 30, 2021, the Company had cash and cash equivalents of $48.5 million. Cash used in operations for the six months ended  September 30, 2021 was $11.7 million.

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

While the COVID-19 pandemic continues to rapidly evolve, the Company is starting to experience inflation pressure in its supply chains and some delays in sourcing materials needed for its products. The Company continues to assess the impact of the COVID-19 pandemic to best mitigate risk and continue the operations of the Company’s business. The extent to which the outbreak impacts the Company’s business, liquidity, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including new information that may emerge concerning the severity of the COVID-19 pandemic, the spread of new variations of the virus, the actions to contain it or treat its impact and the effectiveness and adoption of vaccines and treatments, among others.  If the Company, its customers or suppliers experience prolonged shutdowns or other business disruptions, including global supply chain disruptions, the Company’s business, liquidity, results of operations and financial condition are likely to be materially adversely affected, and the Company’s ability to access the capital markets may be limited.

The Company believes that based on the information presented above and its quarterly management assessment, it has sufficient liquidity to fund its operations and capital expenditures for the next twelve months following the issuance of the financial statements for the six months ended September 30, 2021. The Company’s liquidity is highly dependent on its ability to increase revenues, including its ability to collect revenues under its agreements with Inox, its ability to control its operating costs, and its ability to raise additional capital, if necessary.  The impact of the COVID-19 pandemic on the global financing markets may reduce the Company's ability to raise additional capital, if necessary, which could negatively impact the Company's liquidity.  There can be no assurance that the Company will be able to continue to raise additional capital, on favorable terms or at all, from other sources or execute on any other means of improving liquidity described above.

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

Additionally, the Company paid approximately $7.6 million, including $1.9 million of indebtedness secured by the mortgage on the real property as described below, directly to Neeltran lenders at closing to extinguish outstanding Neeltran indebtedness to third parties. Pursuant to the terms of the Real Property Purchase Agreement, AMSC Husky purchased the real property that serves as Neeltran's headquarters for $4.3 million, of which (a) $2.4 million was paid from immediately available funds by AMSC Husky to the selling parties, and (b) $1.9 million was paid directly to TD Bank as full payment for the outstanding indebtedness secured by the mortgage on such real property. The total purchase price of $16.4 million includes cash paid, the fair value of the AMSC Shares issued at closing and the debt payoff on behalf of the sellers as follows (in millions):

Cash payment	$4.4
Issuance of 301,556 shares of Company's common stock	4.4
Debt payment to third party lenders on behalf of sellers	7.6
Total consideration	$16.4

The Neeltran Acquisition completed by the Company during the six months ended September 30, 2021 has been accounted for under the purchase method of accounting in accordance with ASC 805, Business Combinations. The Company allocated the purchase price to the assets acquired and liabilities assumed at their estimated fair values as of the date of Neeltran Acquisition. The excess of the purchase price paid by the Company over the estimated fair value of net assets acquired has been recorded as goodwill. As Neeltran was previously a private company, the adoption of Accounting Standards Codification 842 ("ASC 842") was completed as part of the Neeltran Acquisition. See Note 15 "Leases" for further details. Neeltran had previously adopted Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606") as part of prior year audited financial statements.

The following table summarizes the allocation of the purchase price based on the estimated fair value of the assets acquired and liabilities assumed in connection with the Neeltran Acquisition (in millions):

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

               Inventory includes a $0.6 million adjustment to step up the inventory balance to fair value consistent with the purchase price allocation. The fair value was based on the estimated selling price of the inventory, less the remaining manufacturing and selling cost and a normal profit margin on those manufacturing and selling efforts. The inventory step up adjustment increased cost of revenue $0.6 million in the six month period ended September 30, 2021 as the inventory was sold. This increase is not reflected in the pro forma condensed combined statements of operations because it does not have a continuing impact beyond the first year.

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

         The results of Neeltran's operations, are included in the Company's consolidated results from the date of the Neeltran Acquisition of May 6, 2021, for the six months ended September 30, 2021. In the unaudited consolidated results for the six months ended September 30, 2021, Neeltran contributed $12.5 million of revenue and  $0.4 million in net loss for the Company.

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

Total consideration consists of (a) cash of $26.0 million, (b) issuance of the Company's common stock, using $14.23 per share, which was the closing price on the day that the Company acquired NEPSI, and (c) $4.0 million of contingent consideration for the earnout liability valued as of the NEPSI Acquisition Date. NEPSI Acquisition costs of $0.3 million were recorded in selling, general and administrative ("SG&A") costs for the fiscal year ended March 31, 2021.

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

Goodwill represents the value associated with the acquired workforce and expected synergies related to the business combination of the two companies. Goodwill resulting from the NEPSI Acquisition was assigned to the Company’s Grid business segment.  Goodwill recognized in the NEPSI Acquisition is not deductible for tax purposes. This purchase price allocation is preliminary and has not been finalized as the analysis on the assets and liabilities acquired, primarily the tax related liability  may require further adjustments to our purchase accounting that could result in a measurement period adjustment that would impact the Company's reported net assets and goodwill as of October 1, 2020. The $1.7 million of deferred tax liability is primarily related to inventory step up and intangibles.

Unaudited Pro Forma Operating Results

The unaudited pro forma condensed consolidated statement of operations for the three and six months ended September 30, 2021 and  2020 is presented as if the NEPSI Acquisition and Neeltran Acquisition had occurred on April 1, 2020.

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Revenues	$27,908	$32,233	$56,158	$64,860
Operating loss	(4,346)	(4,963)	(11,131)	(8,591)
Net loss	$(4,548)	$(3,855)	$(11,809)	$(3,746)

Net loss per common share
Basic	$(0.17)	$(0.17)	$(0.44)	$(0.16)
Diluted	$(0.17)	$(0.17)	$(0.44)	$(0.16)
Shares - basic	27,253	23,036	27,101	22,951
Shares - diluted	27,253	23,036	27,101	22,951

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

3. Revenue Recognition

The Company’s revenues in its Grid business segment are derived primarily through enabling the transmission and distribution of power, providing planning services that allow it to identify power grid needs and risks, and developing ship protection systems for the U.S. Navy. The Company’s revenues in its Wind business segment are derived primarily through supplying advanced power electronics and control systems, licensing its highly engineered wind turbine designs, and providing extensive customer support services to wind turbine manufacturers. The Company records revenue based on a five-step model in accordance with ASC 606. For its customer contracts, the Company identifies the performance obligations, determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) control of goods or services is transferred to the customer. In the three and six months ended September 30, 2021, 86% and 82% of revenue, respectively, was recognized at the point in time when control transferred to the customer, with the remainder being recognized over time. In the three and six months ended September 30, 2020, 78% and 79% of revenue, respectively, was recognized at the point in time when control transferred to the customer, with the remainder being recognized over time.

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

The Company's equipment and system product line includes certain contracts which do not meet the requirements of an exchange transaction and therefore do not fall within the scope of ASC 606.  As these non-exchange transaction contracts are considered grant revenue and do not fall within any specific accounting literature, the Company follows guidance within ASC 606 by analogy to recognize grant revenue over time.  In the three and six months ended September 30, 2021, the Company recorded $0.3 million and $0.8 million in grant revenue, respectively, which is included in the Company’s Grid business segment revenue. In the three and six months ended September 30, 2020, the Company recorded $0.4 million and $0.8 million in grant revenue, respectively, which is included in the Company's Grid segment revenue.

In the Company's service and technology development product line, there are several different types of transactions and each begins with a contract with a customer that summarizes each product sold to a customer, which typically represent distinct performance obligations. The technology development transactions are primarily for activities that have no alternative use and for which a profit can be expected throughout the life of the contract. In these cases, the revenue is recognized over time, but in the instances where a reasonable profit margin cannot be assured throughout the entire contract, the revenue is recognized at a point in time. Each contract's transaction price is allocated to each distinct performance obligation using the respective standalone selling price which is determined primarily using the cost-plus expected margin approach. The ongoing service transactions are for service contracts that provide benefit to the customer simultaneously as the Company performs its obligations, and therefore this revenue is recognized ratably over time throughout the effective period of these contracts. The transaction prices on these contracts are allocated based on an adjusted market approach which is re-assessed annually for reasonableness. The field service transactions include contracts for delivery of goods and completion of services made at the customer's requests, which are not deemed satisfied until the work has been completed and/or the requested goods have been delivered, so all of this revenue is recognized at the point in time when the control changes, and at allocated prices based on the adjusted market approach driven by standard price lists. The royalty transactions are related to certain contract terms on transactions in the Company's equipment and systems product line based on activity as specified in the contracts. The transaction prices of these agreements are calculated based on an adjusted market approach as specified in the contract. The Company reports royalty revenue for usage-based royalties when the sales have occurred. In circumstances when collectability is not assured and a contract does not exist under ASC 606, revenue is deferred until a non-refundable payment has been received for substantially all the amount that is due and there are no further remaining performance obligations.

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

The following tables disaggregate the Company’s revenue by product line and by shipment destination (in thousands):

	Three Months Ended September 30, 2021		Six Months Ended September 30, 2021
Product Line:	Grid	Wind	Grid	Wind
Equipment and systems	$23,031	$1,826	$44,189	$2,860
Services and technology development	1,588	1,463	3,930	2,349
Total	$24,619	$3,289	$48,119	$5,209

Region:
Americas	$18,115	$59	$40,760	$78
Asia Pacific	3,269	3,220	3,867	5,091
EMEA	3,235	10	3,492	40
Total	$24,619	$3,289	$48,119	$5,209

	Three Months Ended September 30, 2020		Six Months Ended September 30, 2020
Product Line:	Grid	Wind	Grid	Wind
Equipment and systems	$15,261	$4,059	$31,798	$6,676
Services and technology development	1,086	711	2,264	1,591
Total	$16,347	$4,770	$34,062	$8,267

Region:
Americas	$15,677	$30	$26,231	$42
Asia Pacific	370	4,734	6,385	8,002
EMEA	300	6	1,446	223
Total	$16,347	$4,770	$34,062	$8,267

As of September 30, 2021, and 2020, the Company’s contract assets and liabilities primarily relate to the timing differences between cash received from a customer in connection with contractual rights to invoicing and the timing of revenue recognition following completion of performance obligations. The Company's accounts receivable balance is made up entirely of customer contract related balances. Changes in the Company’s contract assets, which are included in “Unbilled accounts receivable” and “Deferred program costs” (see Note 8, “Accounts Receivable” and Note 9, “Inventory” for a reconciliation to the condensed consolidated balance sheets) and "Contract liabilities", which are included in the current portion and long-term portion of "Deferred revenue" in the Company’s condensed consolidated balance sheets, are as follows (in thousands):

	Unbilled Accounts Receivable	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2021	$5,765	$977	$21,257
Increases for costs incurred to fulfill performance obligations	—	2,277	—
Increase for balances acquired	—	634	10,048
Increase (decrease) due to customer billings	(4,807)	—	34,344
Decrease due to cost recognition on completed performance obligations	—	(3,055)	—
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	7,838	—	(34,169)
Other changes and FX impact	—	(3)	38
Ending balance as of September 30, 2021	$8,796	$830	$31,518

	Unbilled Accounts Receivable	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2020	$5,711	$1,631	$26,142
Increases for costs incurred to fulfill performance obligations	—	3,279	—
Increase (decrease) due to customer billings	(5,929)	—	23,931
Decrease due to cost recognition on completed performance obligations	—	(3,314)	—
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	6,186	—	(28,678)
Other changes and FX impact	0	18	561
Ending balance as of September 30, 2020	$5,968	$1,614	$21,956

The Company’s remaining performance obligations represent the unrecognized revenue value of the Company’s contractual commitments. The Company’s performance obligations may vary significantly each reporting period based on the timing of major new contractual commitments. As of September 30, 2021, the Company had outstanding performance obligations on existing contracts under ASC 606 to be recognized in the next twelve months of approximately $89.5 million. There are also approximately $10.5 million of outstanding performance obligations to be recognized over a period of thirteen to sixty months. The remaining performance obligations are subject to customer actions and therefore the timing of revenue recognition cannot be reasonably estimated. The twelve-month performance obligations include anticipated shipments to Inox based on the twelve-month rolling forecast provided by Inox on the multi-year supply contract. The quantities specified in any forecast provided by Inox related to the multi-year supply contract are firm and irrevocable for the first three months of a twelve-month rolling forecast. The timing of the performance obligations beyond the twelve-month forecast provided by Inox are not determinable and therefore are not included in the total remaining performance obligations.

The following table sets forth customers who represented 10% or more of the Company’s total revenues for the three and six months ended September 30, 2021 and 2020:

		Three Months Ended		Six Months Ended
	Reportable	September 30,		September 30,
	Segment	2021	2020	2021	2020
EPC Services	Grid	<10%	12%	<10%	18%
Inox Wind Limited	Wind	10%	<10%	<10%	<10%
Tri-State Generation and Transmission Association, Inc.	Grid	12%	—	<10%	—
Micron Technology	Grid	<10%	<10%	10%	<10%
Reed & Reed Inc.	Grid	<10%	25%	<10%	12%
Siemens Gamesa Renewable Energy Pty. Ltd.	Grid	<10%	<10%	<10%	13%

4. Stock-Based Compensation

The Company accounts for its stock-based compensation at fair value. The following table summarizes stock-based compensation expense by financial statement line item for the three and six months ended  September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues	$21	$30	$112	$59
Research and development	192	161	439	291
Selling, general and administrative	888	658	1,842	1,408
Total	$1,101	$849	$2,393	$1,758

The Company issued 47,604 shares of immediately vested common stock, all of which were issued in lieu of cash bonuses, during the three months ended September 30, 2021, and 166,648 shares of immediately vested common stock, of which 158,356 shares were issued in-lieu of cash bonuses and 309,700 shares of restricted stock awards during the six months ended  September 30, 2021. The Company issued 32,500 shares of restricted stock awards during the three months ended September 30, 2020, and 27,341 shares of immediately vested common stock and 688,167 shares of restricted stock awards during the six months ended September 30, 2020.  These restricted stock awards generally vest over 2-3 years.  Awards for restricted stock include both time-based and performance-based awards.  For options and restricted stock awards that vest upon the passage of time, expense is being recorded over the vesting period.  Performance-based awards are expensed over the requisite service period based on probability of achievement.

The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. The Company has no unrecognized compensation cost for unvested outstanding stock options at September 30, 2021. The total unrecognized compensation cost for unvested outstanding restricted stock was $6.8 million at September 30, 2021. This expense will be recognized over a weighted-average expense period of approximately 1.7 years.

The Company did not grant any stock options during the three and six months ended  September 30, 2021 or September 30, 2020.

5. Computation of Net Loss per Common Share

Basic net loss per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Where applicable, diluted EPS is computed by dividing the net loss by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. Stock options and warrants that are out-of-the-money with exercise prices greater than the average market price of the underlying common shares and shares of performance-based restricted stock where the contingency was not met are excluded from the computation of diluted EPS as the effect of their inclusion would be anti-dilutive.  For the three and six months ended September 30, 2021, 1.1 million shares were not included in the calculation of diluted EPS.  Of these, 1.0 million relate to shares tied to the derivative liability for which the contingency has not yet been met, and 0.1 million relate to outstanding stock options as they were considered anti-dilutive. For the three and six months ended September 30, 2020, 0.1 million shares related to outstanding stock options were not included in the calculation of diluted EPS as they were considered anti-dilutive.

The following table reconciles the numerators and denominators of the earnings per share calculation for the three and six months ended  September 30, 2021 and 2020 (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(4,434)	$(3,712)	$(9,837)	$(7,129)
Denominator:
Weighted-average shares of common stock outstanding	28,360	23,057	28,141	22,943
Weighted-average shares subject to repurchase	(1,108)	(1,197)	(1,101)	(1,168)
Shares used in per-share calculation ― basic	27,252	21,860	27,040	21,775
Shares used in per-share calculation ― diluted	27,252	21,860	27,040	21,775
Net loss per share ― basic	$(0.16)	$(0.17)	$(0.36)	$(0.33)
Net loss per share ― diluted	$(0.16)	$(0.17)	$(0.36)	$(0.33)

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

The following table provides a roll forward of the changes in the Company's Grid business segment goodwill balance:

Goodwill
March 31, 2021	$34,634
Neeltran Acquisition	8,837
Less impairment loss	-
September 30, 2021	$43,471

The Company did not identify any triggering events in the three and six months ended  September 30, 2021 that would require interim impairment testing of goodwill.

Other Intangibles

Intangible assets at  September 30, 2021 and  March 31, 2021 consisted of the following (in thousands):

	September 30, 2021			March 31, 2021
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value	Estimated Useful Life
Backlog	$681	$(552)	$129	$600	$(475)	$125	2
Trade name	1,800	—	1,800	600	—	600	Indefinite
Customer relationships	9,600	(1,710)	7,890	6,100	(739)	5,361	7
Core technology and know-how	5,970	(3,144)	2,826	5,970	(2,903)	3,067	5-10
Intangible assets	$18,051	$(5,406)	$12,645	$13,270	$(4,117)	$9,153

The Company recorded intangible amortization expense related to customer relationship and core technology and know-how of $0.6 million and $1.2 million, in the three and six months ended  September 30, 2021, respectively, and $0.1 million and $0.2 million in the three and six months ended September 30, 2020, respectively. Additionally, the Company recorded intangible amortization related to backlog that is reported in cost of revenues of less than $0.1 million and $0.1 million in the three and six months ended  September 30, 2021, respectively.

Expected future amortization expense related to intangible assets is as follows (in thousands):

Years ended March 31,	Total
2022	1,358
2023	2,772
2024	2,152
2025	1,648
2026	1,221
Thereafter	1,694
Total	$10,845

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

The Company provides a gross presentation of activity within Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements.  A change in the hierarchy of an investment from its current level is reflected in the period during which the pricing methodology of such investment changes.  Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 is made in the event that the related security is significant to total cash and investments.  The Company did not have any transfers of assets and liabilities from Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the six months ended September 30, 2021.

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

Marketable Securities

Marketable securities consist of certificates of deposit that are measured using such inputs as quoted prices and are classified within Level 1 of the valuation hierarchy. The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such classification as of each balance sheet date.  All marketable securities are considered available for sale and are carried at fair value. Changes in fair value are recorded to other income (expense), net.  The Company had no outstanding marketable securities as of September 30, 2021 and the Company recognized no change in the three and six months ended  September 30, 2021. The Company recognized $0.2 million and $0.1 million in unrealized losses on marketable securities, which is recorded in other income (expense), net, for the three and six months ended September 30, 2020 and less than a $0.1 million gain which was recognized during the three and six months ended September 30, 2020 upon the sale of one of the certificates of deposit. The Company periodically reviews the realizability of each short and long term marketable security when impairment indicators exist with respect to the security. If other than temporary impairment of value of the security exists, the carrying value of the security is written down to its estimated fair value.

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

The following table provides the assets and liabilities carried at fair value on a recurring basis, measured as of  September 30, 2021 and  March 31, 2021 (in thousands):

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021:
Assets:
Cash equivalents	$20,108	$20,108	$—	$—
Marketable securities	$-	$-	$—	$—
Derivative liabilities:
Contingent consideration	$4,720	$—	$—	$4,720

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2021:
Assets:
Cash equivalents	$54,104	$54,104	$—	$—
Marketable securities	$5,140	$5,140	$—	$—
Derivative liabilities:
Contingent consideration	$7,050	$—	$—	$7,050

The table below reflects the activity for the Company’s derivative liability measured at fair value on a recurring basis (in thousands):

Acquisition Contingent Consideration
Balance at March 31, 2021	$7,050
Change in fair value	(2,330)
Balance at September 30, 2021	$4,720

8. Accounts Receivable

Accounts receivable at  September 30, 2021 and  March 31, 2021 consisted of the following (in thousands):

	September 30, 2021	March 31, 2021
Accounts receivable (billed)	$16,381	$7,502
Accounts receivable (unbilled)	8,796	5,765
Accounts receivable, net	$25,177	$13,267

9. Inventory

Inventory, net of reserves, at  September 30, 2021 and  March 31, 2021 consisted of the following (in thousands):

	September 30, 2021	March 31, 2021
Raw materials	$11,396	$8,255
Work-in-process	7,533	3,297
Finished goods	1,815	777
Deferred program costs	830	977
Net inventory	$21,574	$13,306

The Company recorded inventory write-downs of $0.6 million and $0.5 million for the three months ended September 30, 2021, and 2020, respectively. The Company recorded inventory write-downs of $1.2 million and $1.3 million for the six months ended September 30, 2021 and 2020, respectively.  These write-downs were based on the Company's evaluation of its inventory on hand for excess quantities and obsolescence.

Deferred program costs as of  September 30, 2021, and  March 31, 2021, primarily represent costs incurred on programs where the Company needs to complete performance obligations before the related revenue and costs will be recognized.

10. Property, Plant and Equipment

The cost and accumulated depreciation of property, plant and equipment at  September 30, 2021 and  March 31, 2021 are as follows (in thousands):

	September 30, 2021	March 31, 2021
Construction in progress - equipment	$432	$220
Land	980	270
Building	5,270	1,630
Equipment and software	43,714	41,652
Finance lease - right of use asset	11	—
Furniture and fixtures	1,385	1,333
Leasehold improvements	6,523	6,308
Property, plant and equipment, gross	58,315	51,413
Less accumulated depreciation	(43,704)	(42,416)
Property, plant and equipment, net	$14,611	$8,997

Depreciation expense was $0.7 million and $0.9 million for the three months ended September 30, 2021 and 2020, respectively. Depreciation expense was $1.3 million and $1.8 million for the six months ended September 30, 2021 and 2020, respectively. The increase in land and building relates to the property added as part of the Neeltran Acquisition.

11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at  September 30, 2021 and  March 31, 2021 consisted of the following (in thousands):

	September 30, 2021	March 31, 2021
Accounts payable	$14,920	$5,353
Accrued inventories in-transit	1,772	1,460
Accrued other miscellaneous expenses	2,993	2,369
Advanced deposits	1,479	1,035
Accrued compensation	3,932	7,018
Income taxes payable	640	522
Accrued product warranty	2,155	2,053
Total	$27,891	$19,810

The Company generally provides a one to three year warranty on its products, commencing upon delivery or installation where applicable. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.

Product warranty activity was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$2,187	$2,168	$2,053	$2,015
Acquired warranty obligations	-	—	248	—
Change in accruals for warranties during the period	206	148	314	384
Settlements during the period	(238)	(207)	(460)	(290)
Balance at end of period	$2,155	$2,109	$2,155	$2,109

12. Income Taxes

The Company recorded an income tax expense of $0.2 million and income tax benefit of $1.9 million in the three and six months ended September 30, 2021, respectively. The Company recorded income tax expense of $0.2 million and $0.4 million in the three and six months ended September 30, 2020, respectively.

As a result of a difference in book and tax basis related to the intangible assets acquired in the Neeltran Acquisition (see Note 2, "Acquisitions"), the Company recorded a deferred tax liability of $2.3 million. As a result, the Company was able to benefit from additional deferred tax assets and therefore released a corresponding valuation allowance of $2.3 million during the six months ended  September 30, 2021.  The purchase price allocation is preliminary and has not been finalized as the analysis on the assets and liabilities acquired, primarily the tax related liability, may require further adjustments to the Company's purchase accounting that could result in measurement period adjustments that would impact the Company's reported net assets and goodwill as of May 6, 2021. Material changes, if any, to the preliminary allocation summarized in Note 2, "Acquisitions" will be reported once the related uncertainties are resolved, but no later than May 6, 2022.  Goodwill recognized in the Neeltran Acquisition and the NEPSI Acquisition is not deductible for tax purposes.

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.  The Company re-evaluates these uncertain tax positions on a quarterly basis.  The evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity.  Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.  The Company did not identify any uncertain tax positions in the six months ended  September 30, 2021 and did not have any gross unrecognized tax benefits as of September 30, 2021.

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

Following is a summary of the key assumptions used in a Monte Carlo simulation to calculate the fair value of the contingent consideration related to the NEPSI Acquisition:

	September 30,	June 30,
Fiscal Year 2021	2021	2021
Revenue risk premium	6.60%	6.60%
Revenue volatility	30%	30%
Stock Price	$14.58	$17.39
Payment delay (days)	80	80
Fair value	4.7	7.2

	March 31,	December 31,	October 1,
Fiscal Year 2020	2021	2020	2020
Revenue risk premium	6.70%	6.90%	7.10%
Revenue volatility	30%	30%	30%
Stock Price	$18.96	$23.42	$14.23
Payment delay (days)	80	80	—
Fair value	7.1	6.7	4.0

The Company recorded a net gain of $2.4 million and $2.3 million resulting from the decrease in the fair value of the contingent consideration in the three and six months ended  September 30, 2021, respectively.

14. Debt

  As part of the Neeltran Acquisition, the Company identified four equipment financing agreements that Neeltran had entered into prior to the acquisition on May 6, 2021. The Company determined to account for these agreements as a debt transaction and recorded current and long-term debt liabilities of $0.1 million each during the six months ended September 30, 2021.

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

Following the Neeltran Acquisition, the Company evaluated all open Neeltran contracts at the date of the acquisition to determine if any applied under ASC 842 as Neeltran, a private company, had deferred adopting ASC 842 prior to the Neeltran Acquisition, as permitted. The Company identified nine lease contracts with terms greater than twelve months and evaluated them under ASC 842 guidance. As part of the implementation, the Company identified one lease contract that classified as a financing lease. The Company does not expect a material impact to the financial statements on an ongoing basis resulting from the adoption of the ASC 842 standard for the Neeltran business and Neeltran will follow the existing policies below.

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

Finance Leases

As part of the adoption of ASC 842 at Neeltran, the Company identified one lease contract that is classified as a financing lease. In February 2020, Neeltran entered into a contract to lease a copy machine for an initial term of 39 months, or through May 2023. The Company concluded that the lease should be classified and accounted for as a finance lease as the total value of the lease payments are greater than fair value of the asset. Accordingly, on May 6, 2021, the Company recognized a finance lease right-of-use asset and a finance lease liability of $13.2 thousand on the Neeltran opening balance sheet. As of September 30, 2021, the right-of-use asset related to the finance lease was $10.7 thousand, net of accumulated amortization of $2.5 thousand, and is included in the property and equipment, net on the Company's consolidated balance sheet.

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

Supplemental balance sheet information related to leases at  September 30, 2021, and  March 31, 2021 are as follows (in thousands):

	September 30, 2021	March 31, 2021
Leases:
Right-of-use assets - Financing	$11	—
Right-of-use assets - Operating	3,588	3,747
Total right-of-use assets	3,599	3,747

Lease liabilities - ST Financing	$5	—
Lease liabilities - ST Operating	700	612
Lease liabilities - LT Financing	5	—
Lease liabilities - LT Operating	3,007	3,246
Total lease liabilities	3,717	3,858

Weighted-average remaining lease term	5.29	5.82
Weighted-average discount rate	6.58%	6.72%

The costs related to the Company's finance lease are not material. The costs related to the Company's operating leases for the three and six months ended September 30, 2021, and 2020 are as follows (in thousands):

	Three Months Ended	Six Months Ended
	September 30, 2021	September 30, 2021
Operating Leases:
Operating lease costs - fixed	$238	$469
Operating lease costs - variable	32	63
Short-term lease costs	65	131
Total lease costs	335	663

	Three Months Ended	Six Months Ended
	September 30, 2020	September 30, 2020
Operating Leases:
Operating lease costs - fixed	$214	$392
Operating lease costs - variable	28	55
Short-term lease costs	510	678
Total lease costs	752	1,125

The Company’s estimated minimum future lease obligations under the Company's leases are as follows (in thousands):

Leases
Year ended March 31,
2022	$460
2023	886
2024	798
2025	674
2026	672
Thereafter	934
Total minimum lease payments	4,424
Less: interest	707
Present value of lease liabilities	3,717

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

As of September 30, 2021, the Company had $6.2 million of restricted cash included in long-term assets and $2.3 million of restricted cash included in current assets. As of March 31, 2021, the Company had $5.6 million of restricted cash included in long term assets and $2.2 million of restricted cash included in current assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts and long-term projects, including the irrevocable letter of credit in the amount of $5.0 million to secure certain of the Company's obligations under a subcontract agreement with ComEd.  These deposits are held in interest bearing accounts.

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

The operating results for the two business segments are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Grid	$24,619	$16,347	$48,119	$34,062
Wind	3,289	4,770	5,209	8,267
Total	$27,908	$21,117	$53,328	$42,329

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Operating Income (loss):
Grid	$(5,836)	$(1,374)	$(11,180)	$(2,562)
Wind	205	(983)	(558)	(2,103)
Unallocated corporate gain (expenses)	1,329	(849)	(63)	(1,758)
Total	$(4,302)	$(3,206)	$(11,801)	$(6,423)

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

Unallocated corporate expenses consist of a gain on contingent consideration of $2.4 million and $2.3 million in the three and six months ended September 30, 2021, respectively. Additionally, unallocated corporate expenses consist of stock-based compensation expense of $1.1 million and $0.8 million in the three months ended  September 30, 2021, and 2020, respectively and $2.4 million and $1.8 million in the six months ended September 30, 2021 and 2020, respectively.

Total assets for the two business segments as of  September 30, 2021, and  March 31, 2021, are as follows (in thousands):

	September 30, 2021	March 31, 2021
Grid	$118,503	$81,253
Wind	8,221	6,098
Corporate assets	57,649	81,515
Total	$184,373	$168,866

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that relate to future events or conditions, including without limitation, the statements in Part II, “Item 1A. Risk Factors” and in Part I under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects, our prospective results of operations or financial position, the benefits of our acquisition of Northeast Power Systems, Inc. ("NEPSI") and Neeltran, Inc. ("Neeltran"), changes in macroeconomic and market conditions, arising from the COVID-19 pandemic, including inflation, sourcing, material delays and global supply chain disruptions and adoption of accounting changes may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain. There are a number of important factors that could materially impact the value of our common stock or cause actual results to differ materially from those indicated by such forward-looking statements. These important factors include, but are not limited to: We have a history of operating losses, which may continue in the future. Our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter; We have a history of negative operating cash flows, and we may require additional financing in the future, which may not be available to us; We may be required to issue performance bonds or provide letters of credit, which restricts our ability to access any cash used as collateral for the bonds or letters of credit; Changes in exchange rates could adversely affect our results of operations; If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired and may lead investors and other users to lose confidence in our financial data; We may not realize all of the sales expected from our backlog of orders and contracts; Our contracts with the U.S. government are subject to audit, modification or termination by the U.S. government and include certain other provisions in favor of the government. The continued funding of such contracts remains subject to annual congressional appropriation, which, if not approved, could reduce our revenue and lower or eliminate our profit; The “COVID-19” pandemic could adversely impact our business, financial condition and results of operations; Changes in U.S. government defense spending could negatively impact our financial position, results of operations, liquidity, and overall business. We rely on third-party suppliers for components and subassemblies of many of our Grid and Wind products, making us vulnerable to supply shortages and price fluctuations, which could harm our business; Uncertainty surrounding our prospects and financial condition may have an adverse effect on our customer and supplier relationships; We may experience difficulties re-establishing our HTS wire production capability in our Ayer, Massachusetts facility; Our success is dependent upon attracting and retaining qualified personnel and our inability to do so could significantly damage our business and prospects; Historically, a significant portion of our revenues have been derived from a single customer and if this customer’s business is negatively affected, it could adversely impact our business; Our success in addressing the wind energy market is dependent on the manufacturers that license our designs; Our business and operations would be adversely impacted in the event of a failure or security breach of our information technology infrastructure; Failure to comply with evolving data privacy and data protection laws and regulations or to otherwise protect personal data, may adversely impact our business and financial results; Many of our revenue opportunities are dependent upon subcontractors and other business collaborators; If we fail to implement our business strategy successfully, our financial performance could be harmed; Problems with product quality or product performance may cause us to incur warranty expenses and may damage our market reputation and prevent us from achieving increased sales and market share; Many of our customers outside of the United States may be either directly or indirectly related to governmental entities, and we could be adversely affected by violations of the United States Foreign Corrupt Practices Act and similar worldwide anti-bribery laws outside the United States; We have had limited success marketing and selling our superconductor products and system-level solutions, and our failure to more broadly market and sell our products and solutions could lower our revenue and cash flow; We may acquire additional complementary businesses or technologies, which may require us to incur substantial costs for which we may never realize the anticipated benefits, such as in connection with our acquisition of NEPSI and Neeltran; Our success depends upon the commercial adoption of the REG system, which is currently limited, and a widespread commercial market for our products may not develop; Adverse changes in domestic and global economic conditions could adversely affect our operating results; We have operations in, and depend on sales in, emerging markets, including India, and global conditions could negatively affect our operating results or limit our ability to expand our operations outside of these markets. Changes in India’s political, social, regulatory and economic environment may affect our financial performance; Our products face competition, which could limit our ability to acquire or retain customers; Our international operations are subject to risks that we do not face in the United States, which could have an adverse effect on our operating results; Growth of the wind energy market depends largely on the availability and size of government subsidies, economic incentives and legislative programs designed to support the growth of wind energy; Lower prices for other fuel sources may reduce the demand for wind energy development, which could have a material adverse effect on our ability to grow our Wind business; We may be unable to adequately prevent disclosure of trade secrets and other proprietary information; Our patents may not provide meaningful protection for our technology, which could result in us losing some or all of our market position; We face risks related to our technologies; We face risks related to our legal proceedings; We face risks related to our common stock; and the important factors discussed under the caption "Risk Factors" in Part 1. Item 1A of our Form 10-K for the fiscal year ended March 31, 2021 and our other reports filed with the SEC. These important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Any such forward-looking statements represent management’s estimates as of the date of this Quarterly Report on Form 10-Q. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

On October 31, 2018, we entered into a Subcontract Agreement with Commonwealth Edison Company (“ComEd”) (the “Subcontract Agreement”) for the manufacture and installation of the Company’s REG system within ComEd’s electric grid in Chicago, Illinois (the “Project”). As provided in the Subcontract Agreement, the Subcontract Agreement became effective upon the signing of an amendment by us and the U.S. Department of Homeland Security (“DHS”) to the existing contract (the “Prime Contract”) between us and DHS on June 20, 2019. Unless terminated earlier by us, ComEd or DHS according to the terms of the Subcontract Agreement, the term of the Subcontract Agreement will continue until we complete our warranty obligations under the Subcontract Agreement. Under the terms of the Subcontract Agreement, we have agreed, among other things, to provide the REG system and to supervise ComEd’s installation of the REG system in Chicago. As part of our separate cost sharing arrangement with DHS under the Prime Contract, we expect funding provided by DHS in connection with the Subcontract Agreement to be between $9.0 to $11.0 million, which represents the total amount of revenue we are expected to recognize over the term of the Subcontract Agreement and includes up to $1.0 million that we have agreed to reimburse ComEd for costs incurred by ComEd while undertaking its tasks under the Subcontract Agreement (the “Reimbursement Amount”). In addition, we are required to deliver an irrevocable letter of credit in the amount of $5.0 million to secure certain Company obligations under the Subcontract Agreement, which we have done, and deposited $5.0 million in an escrow account as collateral to secure such letter of credit.  ComEd has agreed to provide the site and provide all civil engineering work required to support the installation, operation and integration of the REG system into ComEd’s electric grid. Other than the Reimbursement Amount, ComEd is responsible for its own costs and expenses. DHS’s approval to commence with construction was obtained on June 20, 2019. Substation work on the project began in late 2019 and we successfully integrated the REG system on Com Ed's electric power grid and the REG system became fully operational in August 2021. The REG system was placed into operation during the three months ended September 30, 2021.

On October 1, 2020, we entered into a Stock Purchase Agreement (the “NEPSI Stock Purchase Agreement”) with the selling stockholders named therein.  Pursuant to the terms of the NEPSI Stock Purchase Agreement and concurrently with entering into such agreement, we acquired all of the issued and outstanding (i) shares of capital stock of Northeast Power Systems, Inc., a New York corporation (“NEPSI"), and (ii) membership interests of Northeast Power Realty, LLC, a New York limited liability company, which holds the real property that serves as NEPSI’s headquarters (the "NEPSI Acquisition"). NEPSI is a U.S.-based global provider of medium-voltage metal-enclosed power capacitor banks and harmonic filter banks for use on electric power systems.  As a result of this transaction, NEPSI became a wholly-owned subsidiary and is operated by our Grid business segment.

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

On May 6, 2021, we acquired all of the issued and outstanding shares of capital stock of (i) Neeltran, Inc. a Connecticut corporation ("Neeltran") that supplies rectifiers and transformers to industrial customers, and (ii) Neeltran International, Inc., a Connecticut corporation (“International”), as well as the real property that served as Neeltran’s headquarters ("the Neeltran Acquisition"). For additional information, see “Liquidity and Capital Resources” below.

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

The COVID-19 pandemic continues to rapidly evolve. We are starting to experience inflation pressure in our supply chain and some delays in sourcing materials needed for our products which has increased our cost of revenues and decreased gross margin. The extent to which the outbreak impacts our business, liquidity, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the continued geographic spread of the disease, the duration of the pandemic, the location, duration and magnitude of future waves of infection, new variants of the virus, availability and adoption of vaccines and treatments, effectiveness of vaccines against the virus and its mutations, travel restrictions and social distancing in the United States, the European Union, India and other countries, the duration and extent of business closures or business disruptions including global supply chain disruptions and the effectiveness of actions taken to contain and treat the disease. Changes in macroeconomic and market conditions arising from the COVID-19 pandemic, including inflation, sourcing, material delays and global supply chain disruptions could have a material adverse effect on our business financial condition and results of operation.

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

Results of Operations

Three and six months ended September 30, 2021, compared to the three and six months ended September 30, 2020

Revenues

Total revenues increased 32% and 26% to $27.9 million and $53.3 million for the three and six months ended September 30, 2021, respectively, compared to $21.1 million and $42.3 million for the three and six months ended September 30, 2020, respectively.  Our revenues are summarized as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Grid	$24,619	$16,347	$48,119	$34,062
Wind	3,289	4,770	5,209	8,267
Total	$27,908	$21,117	$53,328	$42,329

Our Grid business unit accounted for 88% and 90% of total revenues for the three and six months ended September 30, 2021, respectively, compared to 77% and 80% for the three and six months ended September 30, 2020, respectively. Our Grid business unit revenues increased 51% and 41% to $24.6 million and $48.1 million in the three and six months ended September 30, 2021, respectively, from $16.3 million and $34.1 million in the three and six months ended September 30, 2020, respectively. The increase in the Grid business unit revenue in the three and six months ended September 30, 2021, was primarily driven by the contributions from the acquisitions of NEPSI and Neeltran.

Our Wind business unit accounted for 12% and 10% of total revenues for the three and six months ended September 30, 2021, respectively, compared to 23% and 20% for the three and six months ended September 30, 2020, respectively.  Revenues in the Wind business unit decreased 31% and 37% to $3.3 million and $5.2 million in the three and six months ended September 30, 2021, from $4.8 million and $8.3 million in the three and six months ended September 30, 2020. The decrease in the three and six months ended September 30, 2021, was driven by shipments of electrical control systems ("ECS") to Doosan in the three and six months ended September 30, 2020 with no similar shipments in the current year period. Inox, historically one of the largest customers of our Wind business unit has had and may in the future have its ability to perform under our ECS supply contract hampered by the prolonged impacts of the COVID-19 pandemic. Inox has been active in the new central and state government auction regime in India and has a cumulative order book of over 1.4 GW. We are parties to a technology transfer & license agreement dated as of April 17, 2009, as amended (the “2009 TTLA”) with Inox for a 2 MW class wind turbine, the manufacture of which requires our ECS.  On July 21, 2021, we sent written notice to Inox notifying Inox of its default under the 2009 TTLA due to Inox’s failure to pay royalties for commissioned 2 MW wind turbines in the amount of €0.7 million that Inox is obligated to pay under the terms of the 2009 TTLA.  Inox subsequently paid the royalties during the cure period. If Inox in the future fails to pay such royalties in accordance with the terms of the 2009 TTLA within the thirty working day cure period after receipt of the default notice, then we may terminate the 2009 TTLA by providing written notice of such termination to Inox.  We cannot predict if and when Inox will pay royalties due and payable under the 2009 TTLA in the future. In the event we were to terminate the 2009 TTLA in connection with Inox's failure to pay royalties under such agreement, Inox would no longer be able to manufacture 2 MW wind turbines, likely result in a decrease in Inox’s demand for our ECS and our revenues and liquidity could be impacted. We cannot predict if and how successful Inox will be in executing on these orders or in obtaining new orders under the new central and state auction regime. Any failure by Inox to succeed under this regime, or any delay in Inox’s ability to deliver its wind turbines, could result in fewer ECS shipments to Inox.

Cost of Revenues and Gross Margin

Cost of revenues increased by 58% and 47% to $24.6 million and $46.7 million for the three and six months ended September 30, 2021, compared to $15.6 million and $31.8 million for the three and six months ended September 30, 2020. Gross margin was 12% and 13% for the three and six months ended September 30, 2021, compared to 26% and 25% for the three and six months ended September 30, 2020.  The decrease in gross margin in the three and six months ended September 30, 2021, was due to an unfavorable product mix, higher raw materials cost and additional costs related to purchase accounting adjustments associated with the Neeltran Acquisition. Cost of revenues includes total amortization expense of less than $0.1 million and $0.1 million in the three and six months ended September 30, 2021 as a result of each of the NEPSI and Neeltran acquired backlog intangible assets.  In addition, a fair value purchase adjustment of approximately $0.3 million and $0.6 million for the step-up basis assigned to acquired inventory, to properly reflect the fair value in purchase accounting, was charged to cost of revenues in the three and six months ended September 30, 2021.

Operating Expenses

Research and development

Research and development ("R&D") expense remained relatively flat at $2.7 million in the three months ended September 30, 2021 and September 30, 2020, respectively. The slight decrease in R&D expense was due to higher overall compensation expense and less allocation of expenses to cost of goods sold for revenue generating projects in the three months ended September 30, 2020, compared to the three months ended September 30, 2021. Research and development expenses increased 9% in the six months ended September 30, 2021 to $5.7 million from $5.2 million in the six months ended September 30, 2020. The increase in R&D expense in the six month period was due to less allocation of expenses to cost of goods sold for revenue generating projects.

Selling, general, and administrative

Selling, general and administrative ("SG&A") expenses increased 14% in the three months ended September 30, 2021, to $6.7 million from $5.9 million in the three months ended September 30, 2020. The increase in SG&A expense in the three months ended September 30, 2021 was due to higher overall compensation expense due to the additions of NEPSI and Neeltran, as well as higher stock compensation expense than in the prior year period. Selling, general and administrative expenses increased 20% to $13.8 million in the six months ended September 30, 2021 compared to $11.5 million in the six months ended September 30, 2020. The increase in SG&A expense in the six months ended September 30, 2021 was due to higher overall compensation expense due to the additions of NEPSI and Neeltran than in the prior year period.

Amortization of acquisition related intangibles

We recorded amortization expense related to our core technology and know-how, customer relationships, and other intangible assets of $0.6 million and $1.2 million in the three and six months ended September 30, 2021, respectively, and $0.1 million and $0.2 million in the three and six months ended September 30, 2020, respectively.  The increase in amortization expense is primarily a result of the acquisitions of NEPSI and Neeltran.

Change in fair value of contingent consideration

The change in fair value of our contingent consideration for the earnout payment on the NEPSI Acquisition resulted in a gain of $2.4 million and $2.3 million in the three and six months ended September 30, 2021. The change in the fair value was primarily driven by a decreased likelihood of achieving certain revenue targets.

Operating loss

Our operating loss is summarized as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Operating Income (loss):
Grid	$(5,836)	$(1,374)	$(11,180)	$(2,562)
Wind	205	(983)	(558)	(2,103)
Unallocated corporate expenses	1,329	(849)	(63)	(1,758)
Total	$(4,302)	$(3,206)	$(11,801)	$(6,423)

Our Grid business segment generated operating losses of $5.8 million and $11.1 million in the three and six months ended September 30, 2021, compared to $1.4 million and $2.6 million in the three and six months ended September 30, 2020. The increase in the Grid business unit operating loss in the three and six months ended September 30, 2021, was due to a less favorable product mix and the impact of the purchase accounting adjustments recorded as part of the Neeltran Acquisition including the inventory step up charge noted above and an adjustment which reduced revenue by $0.6 million less than the contract value, to recognize the fair value adjustment related to the acquired customer deposits, in order to properly reflect pre-acquisition activities.

Our Wind business segment generated an operating profit of $0.2 million and an operating loss of $0.6 million in the three and six months ended September 30, 2021, compared to operating losses of $1.0 million and $2.1 million in the three and six months ended September 30, 2020. The decrease in the Wind business unit operating loss in the three and six month periods was due to reduced manufacturing overhead associated with consolidating wind manufacturing into our Ayer manufacturing facility in Massachusetts.

Unallocated corporate expenses consist of a gain on contingent consideration of $2.4 million and $2.3 million in the three and six months ended September 30, 2021. Additionally, unallocated corporate expenses primarily consisted of stock-based compensation expense of $1.1 million and $0.8 million in the three months ended September 30, 2021 and 2020, respectively and $2.4 million and $1.8 million in the six months ended September 30, 2021 and 2020, respectively.

Interest income, net

Interest income, net, was less than $0.1 million and $0.1 million in the three and six months ended September 30, 2021, compared to $0.2 million and $0.3 million in the three and six months ended September 30, 2020. The decrease in interest income in the three and six months ended September 30, 2021 was related to a lower cash balance earning lower interest rates than in the prior period.

Other (expense) income, net

Other income, net was less than $0.1 million and other expense, net was less than $0.1 million in the three and six months ended September 30, 2021, compared to other expense, net of $0.5 million and $0.6 million in the three and six months ended September 30, 2020. The decrease in other expense during both periods was driven by the impacts of favorable fluctuations in foreign currencies during the respective period.

 Income Taxes

Income tax expense was $0.2 million in the three months ended September 30, 2021 and income tax benefit was $1.9 million in the six months ended September 30, 2021. Income tax expense was $0.2 million and $0.4 million in the three and six months ended September 30, 2020.  The decrease in income tax expense is a result of the release of the valuation allowance to offset the recording of the deferred tax liability from the Neeltran Acquisition in the six months ended September 30, 2021.

Net loss

Net loss was $4.4 million and $9.8 million in the three and six months ended September 30, 2021, compared to $3.7 million and $7.1 million in the three and six months ended September 30, 2020.  The increase in net loss was driven by lower gross margin and higher operating expenses primarily due to acquisition costs and purchase accounting adjustments in the three and six months ended September 30, 2021.

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

We define non-GAAP net loss as net loss before stock-based compensation, amortization of acquisition-related intangibles, change in fair value of contingent consideration, acquisition costs, and other non-cash or unusual charges.  We believe non-GAAP net loss assists management and investors in comparing our performance across reporting periods on a consistent basis by excluding these non-cash charges and other items that we do not believe are indicative of our core operating performance. In addition, we use non-GAAP net loss as a factor to evaluate the effectiveness of our business strategies. A reconciliation of GAAP to non-GAAP net loss is set forth in the table below (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(4,434)	$(3,712)	$(9,837)	$(7,129)
Stock-based compensation	1,100	849	2,393	1,758
Amortization of acquisition-related intangibles	668	121	1,289	242
Change in fair value of contingent consideration	(2,430)	—	(2,330)	—
Acquisition costs	(7)	—	681	—
Non-GAAP net loss	$(5,103)	$(2,742)	$(7,804)	$(5,129)

Non-GAAP net loss per share - basic	$(0.19)	$(0.13)	$(0.29)	$(0.24)
Weighted average shares outstanding - basic	27,252	21,860	27,040	21,775

We incurred non-GAAP net losses of $5.1 million and $7.8 million or $0.19 and $0.29 per share, for the three and six months ended September 30, 2021, compared to $2.7 million and $5.1 million, or $0.13 and $0.24 per share, for the three and six months ended September 30, 2020. The increase in the non-GAAP net loss for the three and six months ended September 30, 2021 was due to a higher operating loss driven by lower gross margin and higher operating expenses.

Liquidity and Capital Resources

We have experienced recurring operating losses, and as of September 30, 2021, had an accumulated deficit of $1,011.1 million.

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

As described above, on May 6, 2021, we acquired all of the issued and outstanding shares of capital stock of (i) Neeltran and (ii) International, for: (a) $1.0 million in cash, and (b) 301,556 shares of the Company’s common stock, which were paid and issued to the selling stockholders of Neeltran. We also paid $1.1 million to the selling stockholders of International at closing to pay off previous loans made by them to Neeltran.

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

As of September 30, 2021, we had cash, cash equivalents, marketable securities and restricted cash of $57.0 million, compared to $80.7 million as of March 31, 2021, a decrease of $23.7 million. As of September 30, 2021, we had approximately $2.3 million of cash, cash equivalents, and restricted cash in foreign bank accounts. Our cash, cash equivalents, marketable securities and restricted cash are summarized as follows (in thousands):

	September 30, 2021	March 31, 2021
Cash and cash equivalents	$48,501	$67,814
Marketable securities	-	5,140
Restricted cash	8,488	7,725
Total cash, cash equivalents, marketable securities and restricted cash	$56,989	$80,679

For the six months ended September 30, 2021, net cash used in operating activities was $11.7 million, compared to $6.6 million for the six months ended September 30, 2020.  The increase in net cash used in operations was due primarily to the overall impact of increased sales activities on operating activities during the current year period.

For the six months ended September 30, 2021, net cash used in investing activities was $6.8 million, compared to net cash provided by investing activities of $23.7 million for the six months ended September 30, 2020. The increase in net cash used in investing activities was primarily due to the cash that was used to pay for the Neeltran Acquisition. Additionally the prior year period included $25 million for settlement of a certificate deposit that was used to fund the acquisition of NEPSI. There was no such transaction in the six months ended September 30, 2021.

For the six months ended September 30, 2021, net cash provided by financing activities was less than $0.1 million compared to net cash used in financing activities of $0.6 million in the six months ended September 30, 2020.  The decrease in net cash used in financing activities was due primarily to a decrease in the repurchase of common stock in connection with employee tax obligations upon the vesting of stock awards.

As of September 30, 2021, we had $6.2 million of restricted cash included in long-term assets and $2.3 million of restricted cash included in current assets.  These amounts of restricted cash primarily represent deposits to secure letters of credit for various supply contracts and long-term projects, including the irrevocable letter of credit in the amount of $5.0 million to secure certain of our obligations under the Subcontract Agreement with ComEd. These deposits are held in interest bearing accounts.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Other than the following, there have been no material changes to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed with the SEC on June 2, 2021.

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

On September 9, 2021, President Biden issued an executive order requiring all employers with U.S. federal government contracts to ensure that their U.S.-based employees, contractors, and subcontractors, that work on or in support of U.S. federal government contracts, are fully vaccinated by December 2021. The executive order only permits limited exceptions for medical and religious reasons. As a U.S. federal government contractor, we are requiring all U.S. based employees at sites that service or support our U.S. federal government contracts to be fully vaccinated. Additional vaccine mandates may be announced in jurisdictions in which our businesses operate. Our implementation of these requirements may result in attrition, including attrition of key personnel and skilled labor, and difficulty securing future labor needs, which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s stock repurchase activity during the three months ended September 30, 2021 was as follows:

Month	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
July 1, 2021 - July 31, 2021	—	—	—
August 1, 2021 - August 31, 2021	—	—	—
September 1, 2021 - September 30, 2021	—	—	—
Total	—	—	—

(a) During the three months ended September 30, 2021, we did not repurchase shares in connection with our stock-based compensation plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

10.1	Form of Executive Stock Award Agreement (regarding stock awards to executive officers in lieu of cash bonus payouts), under 2007 Stock Incentive Plan, as amended.					*

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.					*

101.DEF	Inline XBRL Definition Linkbase Document.					*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.					*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_________________________

*	Filed herewith

**	Furnished herewith

Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet as of September 30, 2021 and March 31, 2021 (ii) Condensed Statements of Operations and Income for the three and six months ended September 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended September 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2021 and 2020, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SUPERCONDUCTOR CORPORATION

		By:	/s/ John W. Kosiba, Jr.
Date:	November 8, 2021		John W. Kosiba, Jr.
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)