Form 10-Q
period 2021-12-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2022-02-02
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Shares outstanding of the Registrant’s common stock:

Common Stock, par value $0.01 per share	28,457,749
Class	Outstanding as of January 28, 2022

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2021	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$43,887	$67,814
Marketable securities	-	5,140
Accounts receivable, net	21,049	13,267
Inventory, net	20,942	13,306
Prepaid expenses and other current assets	6,404	3,546
Restricted cash	2,651	2,157
Total current assets	94,933	105,230

Property, plant and equipment, net	14,118	8,997
Intangibles, net	11,955	9,153
Right-of-use assets	3,408	3,747
Goodwill	43,471	34,634
Restricted cash	6,018	5,568
Deferred tax assets	1,030	1,223
Other assets	363	314
Total assets	$175,296	$168,866

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$24,332	$19,810
Lease liability, current portion	701	612
Debt, current portion	72	-
Contingent consideration	2,610	7,050
Deferred revenue, current portion	24,112	13,266
Total current liabilities	51,827	40,738

Deferred revenue, long-term portion	7,366	7,991
Lease liability, long-term portion	2,842	3,246
Deferred tax liabilities	89	274
Debt, long-term portion	113	-
Other liabilities	24	25
Total liabilities	62,261	52,274

Commitments and Contingencies (Note 16)

Stockholders' equity:
Common stock	289	280
Additional paid-in capital	1,132,155	1,121,495
Treasury stock	(3,639)	(3,593)
Accumulated other comprehensive loss	(296)	(277)
Accumulated deficit	(1,015,474)	(1,001,313)
Total stockholders' equity	113,035	116,592
Total liabilities and stockholders' equity	$175,296	$168,866

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Revenues	$26,799	$23,632	$80,126	$65,961

Cost of revenues	23,227	19,676	69,925	51,444

Gross margin	3,572	3,956	10,201	14,517

Operating expenses:
Research and development	2,657	3,029	8,368	8,248
Selling, general and administrative	6,777	7,085	20,615	18,609
Amortization of acquisition-related intangibles	628	360	1,840	601
Change in fair value of contingent consideration	(2,110)	2,740	(4,440)	2,740
Total operating expenses	7,952	13,214	26,383	30,198

Operating loss	(4,380)	(9,258)	(16,182)	(15,681)

Interest income, net	12	53	68	373
Other income (expense), net	45	(274)	7	(920)
Loss before income tax expense (benefit)	(4,323)	(9,479)	(16,107)	(16,228)

Income tax expense (benefit)	1	(1,546)	(1,946)	(1,166)

Net loss	$(4,324)	$(7,933)	$(14,161)	$(15,062)

Net loss per common share
Basic	$(0.16)	$(0.31)	$(0.52)	$(0.65)
Diluted	$(0.16)	$(0.31)	$(0.52)	$(0.65)

Weighted average number of common shares outstanding
Basic	27,352	25,470	27,145	23,011
Diluted	27,352	25,470	27,145	23,011

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Net loss	$(4,324)	$(7,933)	$(14,161)	$(15,062)
Other comprehensive (loss) gain, net of tax:
Foreign currency translation (loss) gain	20	(143)	(19)	(189)
Total other comprehensive (loss) gain, net of tax	20	(143)	(19)	(189)
Comprehensive loss	$(4,304)	$(8,076)	$(14,180)	$(15,251)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND nine MONTHS ENDED December 31, 2021 AND 2020

(In thousands)

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance at March 31, 2021	27,988	$280	$1,121,495	$(3,593)	$(277)	$(1,001,313)	$116,592
Issuance of common stock - bonus payout	111	1	1,681	—	—	—	1,682
Issuance of common stock - restricted shares	318	3	(3)	—	—	—	—
Stock-based compensation expense	—	—	1,292	—	—	—	1,292
Issuance of stock for 401(k) match	7	—	112	—	—	—	112
Issuance of common stock - Neeltran acquisition	302	3	4,384	—	—	—	4,387
Repurchase of treasury stock	—	—	—	(46)	—	—	(46)
Cumulative translation adjustment	—	—	—	—	(63)	—	(63)
Net loss	—	—	—	—	—	(5,403)	(5,403)
Balance at June 30, 2021	28,726	$287	$1,128,961	$(3,639)	$(340)	$(1,006,716)	$118,553
Issuance of common stock - ESPP	10	—	125	—	—	—	125
Issuance of common stock - bonus payout	47	1	597	—	—	—	598
Stock-based compensation expense	—	—	1,101	—	—	—	1,101
Issuance of stock for 401(k) match	10	—	137	—	—	—	137
Cumulative translation adjustment	—	—	—	—	24	—	24
Net loss	—	—	—	—	—	(4,434)	(4,434)
Balance at September 30, 2021	28,793	$288	$1,130,921	$(3,639)	$(316)	$(1,011,150)	$116,104
Issuance of common stock - restricted shares	54	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	1,120	—	—	—	1,120
Issuance of stock for 401(k) match	8	—	115	—	—	—	115
Cumulative translation adjustment	—	—	—	—	20	—	20
Net loss	—	—	—	—	—	(4,324)	(4,324)
Balance at December 31, 2021	28,855	$289	$1,132,155	$(3,639)	$(296)	$(1,015,474)	$113,035

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance at March 31, 2020	22,902	$229	$1,053,507	$(2,666)	$(216)	$(978,635)	$72,219
Issuance of common stock - restricted shares	493	5	(5)	—	—	—	—
Stock-based compensation expense	—	—	909	—	—	—	909
Issuance of stock for 401(k) match	13	—	88	—	—	—	88
Repurchase of treasury stock	—	—	—	(377)	—	—	(377)
Cumulative translation adjustment	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	(3,417)	(3,417)
Balance at June 30, 2020	23,408	$234	$1,054,499	$(3,043)	$(219)	$(982,052)	$69,419
Issuance of common stock - ESPP	8	—	99	—	—	—	99
Issuance of common stock - restricted shares	33	—	—	—	—	—	—
Stock-based compensation expense	—	—	849	—	—	—	849
Issuance of stock for 401(k) match	9	—	101	—	—	—	101
Repurchase of treasury stock	—	—	—	(293)	—	—	(293)
Cumulative translation adjustment	—	—	—	—	(43)	—	(43)
Net loss	—	—	—	—	—	(3,712)	(3,712)
Balance at September 30, 2020	23,458	$234	$1,055,548	$(3,336)	$(262)	$(985,764)	$66,420
Issuance of common stock - restricted shares, net of forfeitures	(32)	—	—	—	—	—	—
Stock-based compensation expense	—	—	839	—	—	—	839
Issuance of stock for 401(k) match	5	—	82	—	—	—	82
Issuance of common stock - stock offering	3,670	37	51,440	—	—	—	51,477
Issuance of common stock - NEPSI acquisition	874	9	12,424	—	—	—	12,433
Repurchase of treasury stock	—	—	—	(257)	—	—	(257)
Cumulative translation adjustment	—	—	—	—	(143)	—	(143)
Net loss	—	—	—	—	—	(7,933)	(7,933)
Balance at December 31, 2020	27,975	$280	$1,120,333	$(3,593)	$(405)	$(993,697)	$122,918

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended December 31,
	2021	2020
Cash flows from operating activities:

Net loss	$(14,161)	$(15,062)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	4,009	3,811
Stock-based compensation expense	3,513	2,597
Provision for excess and obsolete inventory	1,627	1,610
Deferred income taxes	(2,136)	(1,828)
Change in fair value of contingent consideration	(4,440)	2,740
Non-cash interest income	(49)	(48)
Other non-cash items	407	291
Unrealized foreign exchange loss on cash and cash equivalents	(118)	366
Changes in operating asset and liability accounts:
Accounts receivable	(4,528)	6,376
Inventory	(279)	7,419
Prepaid expenses and other assets	85	6
Accounts payable and accrued expenses	(236)	(7,894)
Deferred revenue	381	(5,255)
Net cash used in operating activities	(15,925)	(4,871)

Cash flows from investing activities:
Purchase of property, plant and equipment	(710)	(1,574)
Sale of marketable securities	—	25,006
Cash paid for acquisition, net of cash acquired	(11,479)	(26,000)
Proceeds from the maturity of marketable securities	5,189	—
Change in other assets	(56)	(5)
Net cash used in investing activities	(7,056)	(2,573)

Cash flows from financing activities:
Repurchase of treasury stock	(46)	(927)
Repayment of debt	(30)	—
Proceeds from public equity offering, net	-	51,477
Proceeds from exercise of employee stock options and ESPP	125	99
Net cash provided by financing activities	49	50,649

Effect of exchange rate changes on cash	(51)	73

Net increase/(decrease) in cash, cash equivalents and restricted cash	(22,983)	43,278
Cash, cash equivalents and restricted cash at beginning of period	75,539	30,864
Cash, cash equivalents and restricted cash at end of period	$52,556	$74,142

Supplemental schedule of cash flow information:
Cash paid for income taxes, net of refunds	$445	$630
Non-cash investing and financing activities
Issuance of common stock in connection with the purchase of Northeast Power Systems, Inc.	$—	$12,433
Issuance of common stock in connection with the purchase of Neeltran, Inc.	$4,387	$—
Issuance of common stock to settle liabilities	2,643	271

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

These unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with United States generally accepted accounting principles (“GAAP”) and the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. The going concern basis of presentation assumes that the Company will continue operations and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those instructions. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended  December 31, 2021 and 2020 and the financial position at  December 31, 2021; however, these results are not necessarily indicative of results which may be expected for the full year. The interim condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended  March 31, 2021, and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended  March 31, 2021 filed with the SEC on June 2, 2021.

Liquidity

The Company has historically experienced recurring operating losses and as of December 31, 2021, the Company had an accumulated deficit of $1,015 million. In addition, the Company has historically experienced recurring negative operating cash flows.  At December 31, 2021, the Company had cash and cash equivalents of $43.9 million. Cash used in operations for the nine months ended  December 31, 2021 was $15.9 million.

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

While the COVID-19 pandemic continues to rapidly evolve, the Company is experiencing some inflation pressure in its supply chains, some delays in sourcing materials needed for its products, and some production disruption resulting from higher than typical employee absenteeism due to the highly contagious omicron variant. The Company continues to assess the impact of the COVID-19 pandemic to best mitigate risk and continue the operations of the Company’s business. The extent to which the outbreak impacts the Company’s business, liquidity, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including new information that may emerge concerning the severity of the COVID-19 pandemic, the spread of new variations of the virus, the actions to contain it or treat its impact and the effectiveness and adoption of vaccines and treatments, among others.  If the Company, its customers or suppliers experience prolonged shutdowns or other business disruptions, including global supply chain disruptions, the Company’s business, liquidity, results of operations and financial condition are likely to be materially adversely affected, and the Company’s ability to access the capital markets may be limited.

The Company believes that based on the information presented above and its quarterly management assessment, it has sufficient liquidity to fund its operations and capital expenditures for the next twelve months following the issuance of the financial statements for the nine months ended December 31, 2021. The Company’s liquidity is highly dependent on its ability to increase revenues and gross margin, its ability to control its operating costs, and its ability to raise additional capital, if necessary.  The impact of the COVID-19 pandemic on the global financing markets may reduce the Company's ability to raise additional capital, if necessary, which could negatively impact the Company's liquidity.  There can be no assurance that the Company will be able to continue to raise additional capital, on favorable terms or at all, from other sources or execute on any other means of improving liquidity described above.

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

The Neeltran Acquisition completed by the Company during the nine months ended December 31, 2021 has been accounted for under the purchase method of accounting in accordance with ASC 805, Business Combinations. The Company allocated the purchase price to the assets acquired and liabilities assumed at their estimated fair values as of the date of Neeltran Acquisition. The excess of the purchase price paid by the Company over the estimated fair value of net assets acquired has been recorded as goodwill. As Neeltran was previously a private company, the adoption of Accounting Standards Codification 842 ("ASC 842") was completed as part of the Neeltran Acquisition. See Note 15 "Leases" for further details. Neeltran had previously adopted Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606") as part of prior year audited financial statements.

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

               Inventory include s a $0.6 million adjustment to step up the inventory balance to fair value consistent with the purchase price allocation. The fair value was based on the estimated selling price of the inventory, less the remaining manufacturing and selling cost and a normal profit margin on those manufacturing and selling efforts. The inventory step up adjustment increased cost of revenue $0.6 million in the nine month period ended December 31, 2021 as the inventory was sold. This increase is not reflected in the pro forma condensed combined statements of operations because it does not have a continuing impact beyond the first year.

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

         The results of Neeltran's operations, are included in the Company's consolidated results from the date of the Neeltran Acquisition of May 6, 2021, for the nine months ended December 31, 2021. In the unaudited consolidated results for the nine months ended December 31, 2021, Neeltran contributed $ 17.1 million of revenue and  $1.2 million in net loss for the Company.

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

Unaudited Pro Forma Operating Results

The unaudited pro forma condensed consolidated statement of operations for the three and nine months ended December 31, 2021 and  2020 is presented as if the NEPSI Acquisition and Neeltran Acquisition had occurred on April 1, 2020.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Revenues	$ 26,799	$ 26,528	$ 82,957	$ 91,387
Operating loss	(4,390)	(12,509)	(15,521)	(21,100)
Net loss	$ (4,333)	$ (13,137)	$ (16,142)	$ (16,883)

Net loss per common share
Basic	$ (0.16)	$ (0.51)	$ (0.59)	$ (0.71)
Diluted	$ (0.16)	$ (0.51)	$ (0.59)	$ (0.71)
Shares - basic	27,351	25,772	27,185	23,898
Shares - diluted	27,351	25,772	27,185	23,898

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

3. Revenue Recognition

The Company’s revenues in its Grid business segment are derived primarily through enabling the transmission and distribution of power, providing planning services that allow it to identify power grid needs and risks, and developing ship protection systems for the U.S. Navy. The Company’s revenues in its Wind business segment are derived primarily through supplying advanced power electronics and control systems, licensing its highly engineered wind turbine designs, and providing extensive customer support services to wind turbine manufacturers. The Company records revenue based on a five-step model in accordance with ASC 606. For its customer contracts, the Company identifies the performance obligations, determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) control of goods or services is transferred to the customer. In the three and nine months ended December 31, 2021, 79% and 76% of revenue, respectively, was recognized at the point in time when control transferred to the customer, with the remainder being recognized over time. In the three and nine months ended December 31, 2020, 78% and 79% of revenue, respectively, was recognized at the point in time when control transferred to the customer, with the remainder being recognized over time.

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

The Company's equipment and system product line includes certain contracts which do not meet the requirements of an exchange transaction and therefore do not fall within the scope of ASC 606.  As these non-exchange transaction contracts are considered grant revenue and do not fall within any specific accounting literature, the Company follows guidance within ASC 606 by analogy to recognize grant revenue over time.  In the three and nine months ended December 31, 2021, the Company recorded $0.1 million and $0.9 million in grant revenue, respectively, which is included in the Company’s Grid business segment revenue. In the three and nine months ended December 31, 2020, the Company recorded $1.1 million and $1.8 million in grant revenue, respectively, which is included in the Company's Grid segment revenue.

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

The following tables disaggregate the Company’s revenue by product line and by shipment destination (in thousands):

	Three Months Ended December 31, 2021		Nine Months Ended December 31, 2021
Product Line:	Grid	Wind	Grid	Wind
Equipment and systems	$23,416	$1,309	$67,605	$4,168
Services and technology development	1,634	440	5,564	2,789
Total	$25,050	$1,749	$73,169	$6,957

Region:
Americas	$16,739	$56	$57,498	$134
Asia Pacific	7,064	1,690	10,931	6,781
EMEA	1,247	3	4,740	42
Total	$25,050	$1,749	$73,169	$6,957

	Three Months Ended December 31, 2020		Nine Months Ended December 31, 2020
Product Line:	Grid	Wind	Grid	Wind
Equipment and systems	$15,930	$6,153	$47,729	$12,828
Services and technology development	1,156	393	3,420	1,984
Total	$17,086	$6,546	$51,149	$14,812

Region:
Americas	$13,394	$14	$39,626	$56
Asia Pacific	351	6,461	6,736	14,463
EMEA	3,341	71	4,787	293
Total	$17,086	$6,546	$51,149	$14,812

As of December 31, 2021, and 2020, the Company’s contract assets and liabilities primarily relate to the timing differences between cash received from a customer in connection with contractual rights to invoicing and the timing of revenue recognition following completion of performance obligations. The Company's accounts receivable balance is made up entirely of customer contract related balances. Changes in the Company’s contract assets, which are included in “Unbilled accounts receivable” and “Deferred program costs” (see Note 8, “Accounts Receivable” and Note 9, “Inventory” for a reconciliation to the condensed consolidated balance sheets) and "Contract liabilities", which are included in the current portion and long-term portion of "Deferred revenue" in the Company’s condensed consolidated balance sheets, are as follows (in thousands):

	Unbilled Accounts Receivable	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2021	$5,765	$977	$21,257
Increases for costs incurred to fulfill performance obligations	—	3,140	—
Increase for balances acquired	—	634	10,048
Increase (decrease) due to customer billings	(11,214)	—	55,354
Decrease due to cost recognition on completed performance obligations	—	(4,128)	—
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	12,186	—	(55,318)
Other changes and FX impact	—	(8)	137
Ending balance as of December 31, 2021	$6,737	$615	$31,478

	Unbilled Accounts Receivable	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2020	$5,711	$1,631	$26,142
Increases for costs incurred to fulfill performance obligations	—	6,635	—
Increase for balance acquired	101	—	2,700
Increase (decrease) due to customer billings	(8,255)	—	42,785
Decrease due to cost recognition on completed performance obligations	—	(6,969)	—
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	6,644	—	(48,274)
Other changes and FX impact	—	33	1,025
Ending balance as of December 31, 2020	$4,201	$1,330	$24,378

The Company’s remaining performance obligations represent the unrecognized revenue value of the Company’s contractual commitments. The Company’s performance obligations may vary significantly each reporting period based on the timing of major new contractual commitments. As of December 31, 2021, the Company had outstanding performance obligations on existing contracts under ASC 606 to be recognized in the next twelve months of approximately $80.6 million. There are also approximately $8.0 million of outstanding performance obligations to be recognized over a period of thirteen to sixty months. The remaining performance obligations are subject to customer actions and therefore the timing of revenue recognition cannot be reasonably estimated. The twelve-month performance obligations include anticipated shipments to Inox based on the twelve-month rolling forecast provided by Inox on the multi-year supply contract. The quantities specified in any forecast provided by Inox related to the multi-year supply contract are firm and irrevocable for the first three months of a twelve-month rolling forecast. The timing of the performance obligations beyond the twelve-month forecast provided by Inox are not determinable and therefore are not included in the total remaining performance obligations.

The following table sets forth customers who represented 10% or more of the Company’s total revenues for the three and nine months ended December 31, 2021 and 2020:

		Three Months Ended		Nine Months Ended
	Reportable	December 31,		December 31,
	Segment	2021	2020	2021	2020
Inox Wind Limited	Wind	<10%	24%	<10%	12%
Fuji Bridex PTE Ltd	Grid	20%	<10%	10%	<10%
EPC Services	Grid	<10%	14%	<10%	17%

4. Stock-Based Compensation

The Company accounts for its stock-based compensation at fair value. The following table summarizes stock-based compensation expense by financial statement line item for the three and nine months ended  December 31, 2021 and 2020 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Cost of revenues	$36	$(23)	$148	$35
Research and development	190	179	629	470
Selling, general and administrative	894	683	2,736	2,092
Total	$1,120	$839	$3,513	$2,597

The Company issued 370,700 shares of restricted stock awards and 166,648 shares of immediately vested common stock, of which 158,356 shares were issued in-lieu of cash bonuses during the nine months ended  December 31, 2021. The Company issued 27,341 shares of immediately vested common stock and 697,167 shares of restricted stock awards during the nine months ended December 31, 2020. These restricted stock awards generally vest over 2-3 years.  Awards for restricted stock include both time-based and performance-based awards.  For options and restricted stock awards that vest upon the passage of time, expense is being recorded over the vesting period.  Performance-based awards are expensed over the requisite service period based on probability of achievement.

The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. The Company has no unrecognized compensation cost for unvested outstanding stock options at December 31, 2021. The total unrecognized compensation cost for unvested outstanding restricted stock was $6.5 million at December 31, 2021. This expense will be recognized over a weighted-average expense period of approximately 1.6 years.

The Company did not grant any stock options during the three and nine months ended  December 31, 2021 or December 31, 2020.

5. Computation of Net Loss per Common Share

Basic net loss per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Where applicable, diluted EPS is computed by dividing the net loss by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. Stock options and warrants that are out-of-the-money with exercise prices greater than the average market price of the underlying common shares and shares of performance-based restricted stock where the contingency was not met are excluded from the computation of diluted EPS as the effect of their inclusion would be anti-dilutive.  For each of the three and nine months ended December 31, 2021, and 2020, 1.1 million shares were not included in the calculation of diluted EPS.  Of these, 1.0 million relate to shares tied to the derivative liability for which the contingency has not yet been met, and 0.1 million relate to outstanding stock options as they were considered anti-dilutive.

The following table reconciles the numerators and denominators of the earnings per share calculation for the three and nine months ended  December 31, 2021 and 2020 (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Numerator:
Net loss	$(4,324)	$(7,933)	$(14,161)	$(15,062)
Denominator:
Weighted-average shares of common stock outstanding	28,418	26,532	28,234	24,143
Weighted-average shares subject to repurchase	(1,066)	(1,062)	(1,089)	(1,132)
Shares used in per-share calculation ― basic	27,352	25,470	27,145	23,011
Shares used in per-share calculation ― diluted	27,352	25,470	27,145	23,011
Net loss per share ― basic	$(0.16)	$(0.31)	$(0.52)	$(0.65)
Net loss per share ― diluted	$(0.16)	$(0.31)	$(0.52)	$(0.65)

6. Goodwill and Other Intangibles

Goodwill

Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the purchase method of accounting. The Company's goodwill balance relates to the Neeltran Acquisition in the current fiscal year, the NEPSI Acquisition in fiscal 2020, and the acquisition of Infinia Technology Corporation in fiscal 2017 and is reported in the Grid business segment. Goodwill is not amortized but reviewed for impairment. Goodwill is reviewed annually and whenever events or changes in circumstances indicate that the carrying value of the goodwill might not be recoverable.

The following table provides a roll forward of the changes in the Company's Grid business segment goodwill balance:

Goodwill
March 31, 2021	$34,634
Neeltran Acquisition	8,837
Less impairment loss	-
December 31, 2021	$43,471

The Company did not identify any triggering events in the three and nine months ended  December 31, 2021 that would require interim impairment testing of goodwill.

Other Intangibles

Intangible assets at  December 31, 2021 and  March 31, 2021 consisted of the following (in thousands):

	December 31, 2021			March 31, 2021
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value	Estimated Useful Life
Backlog	$681	$(614)	$67	$600	$(475)	$125	2
Trade name	1,800	—	1,800	600	—	600	Indefinite
Customer relationships	9,600	(2,217)	7,383	6,100	(739)	5,361	7
Core technology and know-how	5,970	(3,265)	2,705	5,970	(2,903)	3,067	5-10
Intangible assets	$18,051	$(6,096)	$11,955	$13,270	$(4,117)	$9,153

The Company recorded intangible amortization expense related to customer relationship and core technology and know-how of $0.6 million and $1.8 million, in the three and nine months ended  December 31, 2021, respectively, and $0.4 million and $0.6 million in the three and nine months ended December 31, 2020, respectively. Additionally, the Company recorded intangible amortization related to backlog that is reported in cost of revenues of $0.1 million in each of the three and nine months ended  December 31, 2021, respectively, and $0.3 million in each of the three and nine months ended December 31, 2020.

Expected future amortization expense related to intangible assets is as follows (in thousands):

Years ended March 31,	Total
2022	672
2023	2,772
2024	2,152
2025	1,648
2026	1,221
Thereafter	1,690
Total	$10,155

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

The Company provides a gross presentation of activity within Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements.  A change in the hierarchy of an investment from its current level is reflected in the period during which the pricing methodology of such investment changes.  Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 is made in the event that the related security is significant to total cash and investments.  The Company did not have any transfers of assets and liabilities from Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the nine months ended December 31, 2021.

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

Marketable Securities

Marketable securities consist of certificates of deposit that are measured using such inputs as quoted prices and are classified within Level 1 of the valuation hierarchy. The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such classification as of each balance sheet date.  All marketable securities are considered available for sale and are carried at fair value. Changes in fair value are recorded to other income (expense), net.  The Company had no outstanding marketable securities as of December 31, 2021 and the Company recognized no change in the three and nine months ended  December 31, 2021. The Company recognized no change in the three months ended December 31, 2020 and $0.2 million in unrealized losses on marketable securities, which is recorded in other income (expense), net, for the nine months ended December 30, 2020 and less than a $0.1 million gain which was recognized during the nine months ended December 31, 2020 upon the sale of one of the certificates of deposit. The Company periodically reviews the realizability of each short and long term marketable security when impairment indicators exist with respect to the security. If other than temporary impairment of value of the security exists, the carrying value of the security is written down to its estimated fair value.

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

The following table provides the assets and liabilities carried at fair value on a recurring basis, measured as of  December 31, 2021 and  March 31, 2021 (in thousands):

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021:
Assets:
Cash equivalents	$20,110	$20,110	$—	$—
Marketable securities	$—	$—	$—	$—
Derivative liabilities:
Contingent consideration	$2,610	$—	$—	$2,610

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2021:
Assets:
Cash equivalents	$54,104	$54,104	$—	$—
Marketable securities	$5,140	$5,140	$—	$—
Derivative liabilities:
Contingent consideration	$7,050	$—	$—	$7,050

The table below reflects the activity for the Company’s derivative liability measured at fair value on a recurring basis (in thousands):

Acquisition Contingent Consideration
Balance at March 31, 2021	$7,050
Change in fair value	(4,440)
Balance at December 31, 2021	$2,610

8. Accounts Receivable

Accounts receivable at  December 31, 2021 and  March 31, 2021 consisted of the following (in thousands):

	December 31, 2021	March 31, 2021
Accounts receivable (billed)	$14,312	$7,502
Accounts receivable (unbilled)	6,737	5,765
Accounts receivable, net	$21,049	$13,267

9. Inventory

Inventory, net of reserves, at  December 31, 2021 and  March 31, 2021 consisted of the following (in thousands):

	December 31, 2021	March 31, 2021
Raw materials	$11,409	$8,255
Work-in-process	7,762	3,297
Finished goods	1,156	777
Deferred program costs	615	977
Net inventory	$20,942	$13,306

The Company recorded inventory write-downs of $0.4 million in each of the three months ended December 31, 2021 and 2020, respectively. The Company recorded inventory write-downs of $1.6 million in each of the nine months ended December 31, 2021 and 2020, respectively.  These write-downs were based on the Company's evaluation of its inventory on hand for excess quantities and obsolescence.

Deferred program costs as of  December 31, 2021, and  March 31, 2021, primarily represent costs incurred on programs where the Company needs to complete performance obligations before the related revenue and costs will be recognized.

10. Property, Plant and Equipment

The cost and accumulated depreciation of property, plant and equipment at  December 31, 2021 and  March 31, 2021 are as follows (in thousands):

	December 31, 2021	March 31, 2021
Construction in progress - equipment	$506	$220
Land	980	270
Building	5,270	1,630
Equipment and software	43,721	41,652
Finance lease - right of use asset	9	—
Furniture and fixtures	1,381	1,333
Leasehold improvements	6,594	6,308
Property, plant and equipment, gross	58,461	51,413
Less accumulated depreciation	(44,343)	(42,416)
Property, plant and equipment, net	$14,118	$8,997

Depreciation expense was $0.7 million and $1.2 million for the three months ended December 31, 2021 and 2020, respectively. Depreciation expense was $2.0 million and $2.9 million for the nine months ended December 31, 2021 and 2020, respectively. The increase in land and building relates to the property added as part of the Neeltran Acquisition.

11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at  December 31, 2021 and  March 31, 2021 consisted of the following (in thousands):

	December 31, 2021	March 31, 2021
Accounts payable	$10,438	$5,353
Accrued inventories in-transit	1,711	1,460
Accrued other miscellaneous expenses	3,517	2,369
Advanced deposits	2,153	1,035
Accrued compensation	3,691	7,018
Income taxes payable	604	522
Accrued product warranty	2,218	2,053
Total	$24,332	$19,810

The Company generally provides a one to three year warranty on its products, commencing upon delivery or installation where applicable. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.

Product warranty activity was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Balance at beginning of period	$2,155	$2,109	$2,053	$2,015
Acquired warranty obligations	-	147	248	147
Change in accruals for warranties during the period	206	124	520	507
Settlements during the period	(143)	(360)	(603)	(649)
Balance at end of period	$2,218	$2,020	$2,218	$2,020

12. Income Taxes

The Company recorded an income tax expense of $1.0 thousand and income tax benefit of $1.9 million in the three and nine months ended December 31, 2021, respectively. The Company recorded an income tax benefit of $1.5 million and $1.2 million in the three and nine months period ended December 31, 2020, respectively.

As a result of a difference in book and tax basis related to the intangible assets acquired in the Neeltran Acquisition (see Note 2, "Acquisitions"), the Company recorded a deferred tax liability of $2.3 million. As a result, the Company was able to benefit from additional deferred tax assets and therefore released a corresponding valuation allowance of $2.3 million during the nine months ended  December 31, 2021.  The purchase price allocation is preliminary and has not been finalized as the analysis on the assets and liabilities acquired, primarily the tax related liability, may require further adjustments to the Company's purchase accounting that could result in measurement period adjustments that would impact the Company's reported net assets and goodwill as of May 6, 2021. Material changes, if any, to the preliminary allocation summarized in Note 2, "Acquisitions" will be reported once the related uncertainties are resolved, but no later than May 6, 2022.  As a result of a difference in book and tax basis related to the intangible assets acquired in the NEPSI Acquisition, the Company recorded a deferred tax liability of $1.7 million. As a result, the Company was able to benefit from additional deferred tax assets and therefore released a corresponding valuation allowance of $1.7 million during the three and nine months ended December 31, 2020. The purchase price allocation was final as of October 1, 2021. Goodwill recognized in the Neeltran Acquisition and the NEPSI Acquisition is not deductible for tax purposes.

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.  The Company re-evaluates these uncertain tax positions on a quarterly basis.  The evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity.  Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.  The Company did not identify any uncertain tax positions in the nine months ended  December 31, 2021 and did not have any gross unrecognized tax benefits as of December 31, 2021.

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

Following is a summary of the key assumptions used in a Monte Carlo simulation to calculate the fair value of the contingent consideration related to the NEPSI Acquisition:

	December 31,	September 30,	June 30,
Fiscal Year 2021	2021	2021	2021
Revenue risk premium	6.60%	6.60%	6.60%
Revenue volatility	33%	30%	30%
Stock Price	$10.88	$14.58	$17.39
Payment delay (days)	80	80	80
Fair value (millions)	$2.6	$4.7	$7.2

	March 31,	December 31,	October 1,
Fiscal Year 2020	2021	2020	2020
Revenue risk premium	6.70%	6.90%	7.10%
Revenue volatility	30%	30%	30%
Stock Price	$18.96	$23.42	$14.23
Payment delay (days)	80	80	—
Fair value (millions)	$7.1	$6.7	$4.0

The Company recorded a net gain of $2.1 million and $4.4 million resulting from the decrease in the fair value of the contingent consideration in the three and nine months ended  December 31, 2021, respectively. The Company recorded a net loss of $2.7 million resulting from the increase in the fair value of the contingent consideration in both the three and nine months period ended December 31, 2020.

14. Debt

  As part of the Neeltran Acquisition, the Company identified four equipment financing agreements that Neeltran had entered into prior to the acquisition on May 6, 2021. The Company determined to account for these agreements as a debt transaction and recorded current and long-term debt liabilities of $0.1 million each during the nine months ended December 31, 2021.

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

Finance Leases

As part of the adoption of ASC 842 at Neeltran, the Company identified one lease contract that is classified as a financing lease. In February 2020, Neeltran entered into a contract to lease a copy machine for an initial term of 39 months, or through May 2023. The Company concluded that the lease should be classified and accounted for as a finance lease as the total value of the lease payments are greater than fair value of the asset. Accordingly, on May 6, 2021, the Company recognized a finance lease right-of-use asset and a finance lease liability of $13.2 thousand on the Neeltran opening balance sheet. As of December 31, 2021, the right-of-use asset related to the finance lease was $9.1 thousand, net of accumulated amortization of $4.1 thousand, and is included in the property and equipment, net on the Company's consolidated balance sheet.

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

Supplemental balance sheet information related to leases at  December 31, 2021, and  March 31, 2021 are as follows (in thousands):

	December 31, 2021	March 31, 2021
Leases:
Right-of-use assets - Financing	$9	—
Right-of-use assets - Operating	3,408	3,747
Total right-of-use assets	3,417	3,747

Lease liabilities - ST Financing	$5	—
Lease liabilities - ST Operating	696	612
Lease liabilities - LT Financing	4	—
Lease liabilities - LT Operating	2,838	3,246
Total lease liabilities	3,543	3,858

Weighted-average remaining lease term	5.09	5.82
Weighted-average discount rate	6.60%	6.72%

The costs related to the Company's finance lease are not material. The costs related to the Company's operating leases for the three and nine months ended December 31, 2021 and 2020 are as follows (in thousands):

	Three Months Ended	Nine Months Ended
	December 31, 2021	December 31, 2021
Operating Leases:
Operating lease costs - fixed	$238	$707
Operating lease costs - variable	33	97
Short-term lease costs	64	195
Total lease costs	335	999

	Three Months Ended	Nine Months Ended
	December 31, 2020	December 31, 2020
Operating Leases:
Operating lease costs - fixed	$226	$618
Operating lease costs - variable	31	87
Short-term lease costs	338	989
Total lease costs	595	1,694

The Company’s estimated minimum future lease obligations under the Company's leases are as follows (in thousands):

Leases
Year ended March 31,
2022	$229
2023	886
2024	798
2025	673
2026	672
Thereafter	934
Total minimum lease payments	4,192
Less: interest	649
Present value of lease liabilities	3,543

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

As of December 31, 2021, the Company had $6.0 million of restricted cash included in long-term assets and $2.7 million of restricted cash included in current assets. As of March 31, 2021, the Company had $5.6 million of restricted cash included in long term assets and $2.2 million of restricted cash included in current assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts and long-term projects, including the irrevocable letter of credit in the amount of $5.0 million to secure certain of the Company's obligations under a subcontract agreement with ComEd.  These deposits are held in interest bearing accounts.

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

The operating results for the two business segments are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Revenues:
Grid	$25,050	$17,086	$73,169	$51,149
Wind	1,749	6,546	6,957	14,812
Total	$26,799	$23,632	$80,126	$65,961

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Operating Income (loss):
Grid	$(3,691)	$(5,826)	$(14,873)	$(8,388)
Wind	(1,678)	147	(2,236)	(1,956)
Unallocated corporate gain (expenses)	989	(3,579)	927	(5,337)
Total	$(4,380)	$(9,258)	$(16,182)	$(15,681)

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

Unallocated corporate expenses consist of a gain on contingent consideration of $2.1 million and $4.4 million in the three and nine months ended December 31, 2021, respectively. Unallocated corporate expenses consist of a loss on contingent consideration of $2.7 million in both the three and nine months ended December 31, 2020. Additionally, unallocated corporate expenses consist of stock-based compensation expense of $1.1 million and $0.8 million in the three months ended  December 31, 2021, and 2020, respectively, and $3.5 million and $2.6 million in the nine months ended December 31, 2021, and 2020, respectively.

Total assets for the two business segments as of  December 31, 2021, and  March 31, 2021, are as follows (in thousands):

	December 31, 2021	March 31, 2021
Grid	$113,512	$81,253
Wind	8,641	6,098
Corporate assets	53,143	81,515
Total	$175,296	$168,866

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in ASU 2021-08 will improve the accounting for acquired revenue contracts with customers in a business combination. Following the release of ASU 2021-08 in October 2021, the new effective date will be annual reporting periods beginning after December 15, 2022. The Company is currently evaluating the impact, if any, that the adoption of ASU 2021-08 may have on its consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in ASU 2021-10 will improve financial reporting by requiring disclosures that increase the transparency of transactions with government accounted for by applying a grant or contribution accounting model by analogy. Following the release of ASU 2021-10 in November 2021, the new effective date will be annual reporting periods beginning after December 15, 2021. The Company is currently evaluating the impact, if any, that the adoption of ASU 2021-10 may have on its consolidated financial statements.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that relate to future events or conditions, including without limitation, the statements in Part II, “Item 1A. Risk Factors” and in Part I under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects, our prospective results of operations or financial position, the benefits of our acquisition of Northeast Power Systems, Inc. ("NEPSI") and Neeltran, Inc. ("Neeltran"), changes in macroeconomic and market conditions, arising from the COVID-19 pandemic, including inflation, sourcing, production disruption, material delays and global supply chain disruptions and adoption of accounting changes may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain. There are a number of important factors that could materially impact the value of our common stock or cause actual results to differ materially from those indicated by such forward-looking statements. These important factors include, but are not limited to: We have a history of operating losses, which may continue in the future. Our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter; We have a history of negative operating cash flows, and we may require additional financing in the future, which may not be available to us; We may be required to issue performance bonds or provide letters of credit, which restricts our ability to access any cash used as collateral for the bonds or letters of credit; Changes in exchange rates could adversely affect our results of operations; If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired and may lead investors and other users to lose confidence in our financial data; We may not realize all of the sales expected from our backlog of orders and contracts; Our contracts with the U.S. government are subject to audit, modification or termination by the U.S. government and include certain other provisions in favor of the government. The continued funding of such contracts remains subject to annual congressional appropriation, which, if not approved, could reduce our revenue and lower or eliminate our profit; The “COVID-19” pandemic could adversely impact our business, financial condition and results of operations; Changes in U.S. government defense spending could negatively impact our financial position, results of operations, liquidity, and overall business. We rely on third-party suppliers for components and subassemblies of many of our Grid and Wind products, making us vulnerable to supply shortages and price fluctuations, which could harm our business; Uncertainty surrounding our prospects and financial condition may have an adverse effect on our customer and supplier relationships; We may experience difficulties re-establishing our HTS wire production capability in our Ayer, Massachusetts facility; Our success is dependent upon attracting and retaining qualified personnel and our inability to do so could significantly damage our business and prospects; Historically, a significant portion of our revenues have been derived from a single customer and if this customer’s business is negatively affected, it could adversely impact our business; Our success in addressing the wind energy market is dependent on the manufacturers that license our designs; Our business and operations would be adversely impacted in the event of a failure or security breach of our information technology infrastructure; Failure to comply with evolving data privacy and data protection laws and regulations or to otherwise protect personal data, may adversely impact our business and financial results; Many of our revenue opportunities are dependent upon subcontractors and other business collaborators; If we fail to implement our business strategy successfully, our financial performance could be harmed; Problems with product quality or product performance may cause us to incur warranty expenses and may damage our market reputation and prevent us from achieving increased sales and market share; Many of our customers outside of the United States may be either directly or indirectly related to governmental entities, and we could be adversely affected by violations of the United States Foreign Corrupt Practices Act and similar worldwide anti-bribery laws outside the United States; We have had limited success marketing and selling our superconductor products and system-level solutions, and our failure to more broadly market and sell our products and solutions could lower our revenue and cash flow; We may acquire additional complementary businesses or technologies, which may require us to incur substantial costs for which we may never realize the anticipated benefits, such as in connection with our acquisition of NEPSI and Neeltran; Our success depends upon the commercial adoption of the REG system, which is currently limited, and a widespread commercial market for our products may not develop; Adverse changes in domestic and global economic conditions could adversely affect our operating results; We have operations in, and depend on sales in, emerging markets, including India, and global conditions could negatively affect our operating results or limit our ability to expand our operations outside of these markets. Changes in India’s political, social, regulatory and economic environment may affect our financial performance; Our products face competition, which could limit our ability to acquire or retain customers; Our international operations are subject to risks that we do not face in the United States, which could have an adverse effect on our operating results; Growth of the wind energy market depends largely on the availability and size of government subsidies, economic incentives and legislative programs designed to support the growth of wind energy; Lower prices for other fuel sources may reduce the demand for wind energy development, which could have a material adverse effect on our ability to grow our Wind business; We may be unable to adequately prevent disclosure of trade secrets and other proprietary information; Our patents may not provide meaningful protection for our technology, which could result in us losing some or all of our market position; We face risks related to our technologies; We face risks related to our legal proceedings; We face risks related to our common stock; and the important factors discussed under the caption "Risk Factors" in Part 1. Item 1A of our Form 10-K for the fiscal year ended March 31, 2021 and our other reports filed with the SEC. These important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Any such forward-looking statements represent management’s estimates as of the date of this Quarterly Report on Form 10-Q. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

On October 31, 2018, we entered into a Subcontract Agreement with Commonwealth Edison Company (“ComEd”) (the “Subcontract Agreement”) for the manufacture and installation of the Company’s REG system within ComEd’s electric grid in Chicago, Illinois (the “Project”). As provided in the Subcontract Agreement, the Subcontract Agreement became effective upon the signing of an amendment by us and the U.S. Department of Homeland Security (“DHS”) to the existing contract (the “Prime Contract”) between us and DHS on June 20, 2019. Unless terminated earlier by us, ComEd or DHS according to the terms of the Subcontract Agreement, the term of the Subcontract Agreement will continue until we complete our warranty obligations under the Subcontract Agreement. Under the terms of the Subcontract Agreement, we have agreed, among other things, to provide the REG system and to supervise ComEd’s installation of the REG system in Chicago. As part of our separate cost sharing arrangement with DHS under the Prime Contract, we expect funding provided by DHS in connection with the Subcontract Agreement to be between $9.0 to $11.0 million, which represents the total amount of revenue we are expected to recognize over the term of the Subcontract Agreement and includes up to $1.0 million that we have agreed to reimburse ComEd for costs incurred by ComEd while undertaking its tasks under the Subcontract Agreement (the “Reimbursement Amount”). In addition, we are required to deliver an irrevocable letter of credit in the amount of $5.0 million to secure certain Company obligations under the Subcontract Agreement, which we have done, and deposited $5.0 million in an escrow account as collateral to secure such letter of credit.  ComEd has agreed to provide the site and provide all civil engineering work required to support the installation, operation and integration of the REG system into ComEd’s electric grid. Other than the Reimbursement Amount, ComEd is responsible for its own costs and expenses. DHS’s approval to commence with construction was obtained on June 20, 2019. Substation work on the project began in late 2019 and we successfully integrated the REG system on Com Ed's electric power grid and the REG system became fully operational in August 2021. The REG system was placed into operation during the nine months ended December 31, 2021.

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

The COVID-19 pandemic continues to rapidly evolve. We are experiencing some inflation pressure in our supply chain, some delays in sourcing materials needed for our products and some production disruption resulting from higher than typical employee absenteeism due to the highly contagious omicron variant which have increased our cost of revenues and decreased gross margin. The extent to which the outbreak impacts our business, liquidity, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the continued geographic spread of the disease, the duration of the pandemic, the location, duration and magnitude of future waves of infection, new variants of the virus, availability and adoption of vaccines and treatments, effectiveness of vaccines against the virus and its mutations, travel restrictions and social distancing in the United States, the European Union, India and other countries, the duration and extent of business closures or business disruptions including global supply chain disruptions and the effectiveness of actions taken to contain and treat the disease. Changes in macroeconomic and market conditions arising from the COVID-19 pandemic, including inflation, labor force availability, sourcing, material delays and global supply chain disruptions could have a material adverse effect on our business, financial condition and results of operation.

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

Results of Operations

Three and nine months ended December 31, 2021, compared to the three and nine months ended December 31, 2020

Revenues

Total revenues increased 13% and21% to $26.8 million and $80.1 million for the three and nine months ended December 31, 2021, respectively, compared to $23.6 million and $66.0 million for the three and nine months ended December 31, 2020, respectively.  Our revenues are summarized as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Revenues:
Grid	$25,050	$17,086	$73,169	$51,149
Wind	1,749	6,546	6,957	14,812
Total	$26,799	$23,632	$80,126	$65,961

Our Grid business unit accounted for 93% and 91% of total revenues for the three and nine months ended December 31, 2021, respectively, compared to 72% and 78% for the three and nine months ended December 31, 2020, respectively. Our Grid business unit revenues increased 47% and43% to $25.0 million and $73.2 million in the three and nine months ended December 31, 2021, respectively, from $17.1 million and $51.1 million in the three and nine months ended December 31, 2020, respectively. The increase in the Grid business unit revenue in the three months ended December 31, 2021, was primarily driven by the contribution from the Neeltran Acquisition. The increase in the Grid business unit revenue in the nine months ended December 31, 2021, was primarily driven by the contributions from the acquisitions of NEPSI and Neeltran.

Our Wind business unit accounted for 7% and 9% of total revenues for the three and nine months ended December 31, 2021, respectively, compared to 28% and 22% for the three and nine months ended December 31, 2020, respectively.  Revenues in the Wind business unit decreased 73% and 53% to $1.7 million and $7.0 million in the three and nine months ended December 31, 2021, from $6.5 million and $14.8 million in the three and nine months ended December 31, 2020. The decrease in the three and nine months ended December 31, 2021, was driven by shipments of electrical control systems ("ECS") to Doosan in the three and nine months ended December 31, 2020 with no similar shipments in the current year period. Inox, historically one of the largest customers of our Wind business unit has had and may in the future have its ability to perform under our ECS supply contract hampered by the prolonged impacts of the COVID-19 pandemic. Inox has been active in the new central and state government auction regime in India and has a cumulative order book of over 1.4 GW. We are parties to a technology transfer & license agreement dated as of April 17, 2009, as amended (the “2009 TTLA”) with Inox for a 2 MW class wind turbine, the manufacture of which requires our ECS.  On November 9, 2021, we sent written notice to Inox notifying Inox of its default under the 2009 TTLA due to Inox’s failure to pay royalties for commissioned 2 MW wind turbines in the amount of €0.1 million that Inox is obligated to pay under the terms of the 2009 TTLA.  Inox subsequently paid the royalties during the cure period. On December 1, 2021, we sent written notice to Inox notifying Inox of its default under our supply contract for 2 MW ECS due to Inox's failure to post letters of credit in the amount of €0.9 million for payment of ECS that Inox is obligated to purchase under the terms of the supply contract. If Inox fails to post letters of credit in the amount of €0.9 million in accordance with the terms of the supply contract within the ninety-day cure period after receipt of the default notice, then we may terminate the supply contract by providing written notice of such termination to Inox. We cannot predict if and when Inox will pay royalties due and payable under the 2009 TTLA or if or when Inox will resume posting letters of credit for payment of contracted shipments of ECS in the future. In the event we were to terminate the 2009 TTLA in connection with Inox's failure to pay royalties under such agreement, Inox would no longer be able to manufacture 2 MW wind turbines, likely resulting in a decrease in Inox’s demand for our ECS and our revenues and liquidity could be impacted. In the event we were to terminate the 2 MW ECS supply contract, our revenues and liquidity could also be negatively impacted. We cannot predict if and how successful Inox will be in executing on these orders or in obtaining new orders under the new central and state auction regime. Any failure by Inox to succeed under this regime, or any delay in Inox’s ability to deliver its wind turbines, could result in fewer ECS shipments to Inox.

Cost of Revenues and Gross Margin

Cost of revenues increased by 18% and 36% to $23.2 million and $69.9 million for the three and nine months ended December 31, 2021, compared to $19.7 million and $51.4 million for the three and nine months ended December 31, 2020. Gross margin was 13% for both the three and nine months ended December 31, 2021, compared to 17% and 22% for the three and nine months ended December 31, 2020.  The decrease in gross margin in the three and nine months ended December 31, 2021, was due to an unfavorable product mix, inflation pressure in our supply chain and some delays in sourcing materials due to the COVID-19 pandemic and additional costs related to purchase accounting adjustments associated with the Neeltran Acquisition. Cost of revenues includes total amortization expense of $0.1 million in both of the three and nine months ended December 31, 2021 as a result of each of the NEPSI and Neeltran acquired backlog intangible assets. In addition, a fair value purchase adjustment of approximately $0.1 million and $0.6 million for the step-up basis assigned to acquired inventory, to properly reflect the fair value in purchase accounting, was charged to cost of revenues in the three and nine months ended December 31, 2021, respectively.

Operating Expenses

Research and development

Research and development ("R&D") expense decreased 12% in the three months ended December 31, 2021 to $2.7 million from $3.0 million in the three months ended December 31, 2020. The decrease in R&D expense was due to lower overall compensation expense. R&D expenses increased 1% in the nine months ended December 31, 2021 to $8.4 million from $8.2 million in the nine  months ended December 31, 2020. The increase in R&D expense in the nine month period was due to higher travel and stock compensation expense.

Selling, general, and administrative

Selling, general and administrative ("SG&A") expenses decreased 4% in the three months ended December 31, 2021, to $6.8 million from $7.1 million in the three months ended December 31, 2020. The decrease in SG&A expense in the three months ended December 31, 2021 was due to lower overall compensation expense than in the prior year period. SG&A expenses increased 11% to $20.6 million in the nine months ended December 31, 2021 compared to $18.6 million in the nine months ended December 31, 2020. The increase in SG&A expense in the nine months ended December 31, 2021 was due to the addition of NEPSI and Neeltran in the current year period.

Amortization of acquisition related intangibles

We recorded amortization expense related to our core technology and know-how, customer relationships, and other intangible assets of $0.6 million and $1.8 million in the three and nine months ended December 31, 2021, respectively, and $0.4 million and $0.6 million in the three and nine months ended December 31, 2020, respectively.  The increase in amortization expense is a result of the acquisitions of NEPSI and Neeltran.

Change in fair value of contingent consideration

The change in fair value of our contingent consideration for the earnout payment on the NEPSI Acquisition resulted in a gain of $2.1 million and $4.4 million in the three and nine months ended December 31, 2021, respectively, compared to a loss of $2.7 million in both the three and nine months ended December 31, 2020. The change in the fair value was primarily driven by a decreased likelihood of achieving certain revenue targets and a decline in the Company's stock price.

Operating loss

Our operating loss is summarized as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Operating Income (loss):
Grid	$(3,691)	$(5,826)	$(14,873)	$(8,388)
Wind	(1,678)	147	(2,236)	(1,956)
Unallocated corporate expenses	989	(3,579)	927	(5,337)
Total	$(4,380)	$(9,258)	$(16,182)	$(15,681)

Our Grid business segment generated operating losses of $3.7 million and $14.9 million in the three and nine months ended December 31, 2021, compared to $5.8 million and $8.4 million in the three and nine months ended December 31, 2020. The decrease in the Grid business unit operating loss in the three months ended December 31, 2021 against the prior year period was due to increased revenues, in part related to the acquisition of Neeltran, and improved gross margins. The increase in the Grid business unit operating loss in the nine months ended December 31, 2021, was due to a less favorable product mix and the impact of the purchase accounting adjustments recorded as part of the Neeltran Acquisition, including the inventory step up charge noted above and an adjustment to recognize the fair value adjustment related to the acquired customer deposits, in order to properly reflect pre-acquisition activities, which reduced revenue by $0.6 million less than the contract value.

Our Wind business segment generated operating losses of $1.7 million and $2.2 million in the three and nine months ended December 31, 2021, compared to an operating profit of $0.1 million and an operating loss of $2.0 million in the three and nine months ended December 31, 2020. The increase in the Wind business unit operating loss in the three and nine month periods was due to lower revenues and gross margins driven by fewer shipments of ECS than in the year ago periods.

Unallocated corporate expenses consisted of a gain on contingent consideration of $2.1 million and $4.4 million in the three and nine months ended December 31, 2021, respectively. Unallocated corporate expenses consisted of a loss on contingent consideration of $2.7 million in both the three and nine months ended December 31, 2020. Additionally, unallocated corporate expenses consisted of stock-based compensation expense of $1.1 million and $0.8 million in the three months ended December 31, 2021 and 2020, respectively, and $3.5 million and $2.6 million in the nine months ended December 31, 2021 and 2020, respectively.

Interest income, net

Interest income, net, was less than $0.1 million and $0.1 million in the three and nine months ended December 31, 2021, compared to $0.1 million and $0.4 million in the three and nine months ended December 31, 2020. The decrease in interest income in the three and nine months ended December 31, 2021 was related to a lower cash balance earning lower interest rates than in the prior periods.

Other (expense) income, net

Other income, net, was less than $0.1 million in both the three and nine months ended December 31, 2021, compared to other expense, net, of $0.3 million and $0.9 million in the three and nine months ended December 31, 2020. The decrease in other expense during both periods was driven by the impacts of favorable fluctuations in foreign currencies during the respective period.

 Income Taxes

Income tax expense was less than $0.1 million in the three months ended December 31, 2021 and income tax benefit was $1.9 million in the nine months ended December 31, 2021. Income tax benefit was $1.5 million and $1.2 million in the three and nine months ended December 31, 2020.  The income tax benefit in the nine months ended December 31, 2021 and the three and nine months ended December 31, 2020 is a result of releasing valuation allowances to offset the recording of deferred tax liabilities from the Neeltran Acquisition in the nine month period ended December 31, 2021 and the NEPSI Acquisition in the three and nine months ended December 31, 2020. The increase in income tax benefit in the nine month period ended December 31, 2021 is due primarily to higher foreign taxes in the prior year offsetting the tax benefit from the NEPSI Acquisition.

Net loss

Net loss was $4.3 million and $14.2 million in the three and nine months ended December 31, 2021, compared to $7.9 million and $15.1 million in the three and nine months ended December 31, 2020.  The decrease in net loss was driven primarily by the change in fair value of the contingent consideration for the earnout payment on the NEPSI Acquisition.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net loss	$(4,324)	$(7,933)	$(14,161)	$(15,062)
Stock-based compensation	1,120	839	3,513	2,597
Amortization of acquisition-related intangibles	690	645	1,979	886
Acquisition costs	—	313	681	313
Change in fair value of contingent consideration	(2,110)	2,740	(4,440)	2,740
Non-GAAP net loss	$(4,624)	$(3,396)	$(12,428)	$(8,526)

Non-GAAP net loss per share - basic	$(0.17)	$(0.13)	$(0.46)	$(0.37)
Weighted average shares outstanding - basic	27,352	25,470	27,145	23,011

We incurred non-GAAP net losses of $4.6 million and $12.4 million or $0.17 and $0.46 per share, for the three and nine months ended December 31, 2021, compared to $3.4 million and $8.5 million, or $0.13 and $0.37 per share, for the three and nine months ended December 31, 2020. The increase in the non-GAAP net loss for the three and nine months ended December 31, 2021 was due to a higher operating loss driven by lower gross margin and higher operating expenses.

Liquidity and Capital Resources

We have experienced recurring operating losses, and as of December 31, 2021, had an accumulated deficit of $1,015 million.

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

As of December 31, 2021, we had cash, cash equivalents, marketable securities and restricted cash of $52.6 million, compared to $80.7 million as of March 31, 2021, a decrease of $28.1 million. As of December 31, 2021, we had approximately $1.3 million of cash, cash equivalents, and restricted cash in foreign bank accounts. Our cash, cash equivalents, marketable securities and restricted cash are summarized as follows (in thousands):

	December 31, 2021	March 31, 2021
Cash and cash equivalents	$43,887	$67,814
Marketable securities	-	5,140
Restricted cash	8,669	7,725
Total cash, cash equivalents, marketable securities and restricted cash	$52,556	$80,679

For the nine months ended December 31, 2021, net cash used in operating activities was $15.9 million, compared to $4.9 million for the nine months ended December 31, 2020.  The increase in net cash used in operations was due primarily to an increase in inventory purchases and accounts receivable activity in the nine months ended December 31, 2021 as compared to December 31, 2020.

For the nine months ended December 31, 2021, net cash used in investing activities was $7.1 million, compared to $2.6 million for the nine months ended December 31, 2020. The increase in net cash used in investing activities was primarily due to the cash that was used to pay for the Neeltran Acquisition.

For the nine months ended December 31, 2021, net cash provided by financing activities was less than $0.1 million compared to $50.6 million in the nine months ended December 31, 2020.  The decrease in net cash provided by financing activities was due to the prior year period including $51.5 million in proceeds from our October 2020 offering of common stock. There was no such transaction in the nine months ended December 31, 2021.

As of December 31, 2021, we had $6.0 million of restricted cash included in long-term assets and $2.7 million of restricted cash included in current assets.  These amounts of restricted cash primarily represent deposits to secure letters of credit for various supply contracts and long-term projects, including the irrevocable letter of credit in the amount of $5.0 million to secure certain of our obligations under the Subcontract Agreement with ComEd. These deposits are held in interest bearing accounts.

We believe we have sufficient available liquidity to fund our operations and capital expenditures for the next twelve months. In addition, we may seek to raise additional capital, which could be in the form of loans, convertible debt or equity, to fund our operating requirements and capital expenditures. Our liquidity is highly dependent on our ability to increase revenues, improve upon gross margins, control our operating costs, and raise additional capital, if necessary. There can be no assurance that we will be able to raise additional capital on favorable terms or at all, or execute on any other means of improving our liquidity as described above.  Additionally, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to raise additional capital, if necessary, which could negatively impact our liquidity.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in ASU 2021-08 will improve the accounting for acquired revenue contracts with customers in a business combination. Following the release of ASU 2021-08 in October 2021, the new effective date will be annual reporting periods beginning after December 15, 2022. We are currently evaluating the impact, if any, that the adoption of ASU 2021-08 may have on our consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in ASU 2021-10 will improve financial reporting by requiring disclosures that increase the transparency of transactions with government accounted for by applying a grant or contribution accounting model by analogy. Following the release of ASU 2021-10 in November 2021, the new effective date will be annual reporting periods beginning after December 15, 2021. We are currently evaluating the impact, if any, that the adoption of ASU 2021-10 may have on our consolidated financial statements.

We do not believe that, outside of those disclosed here, there are any other recently issued accounting pronouncements that will have a material impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s stock repurchase activity during the three months ended December 31, 2021 was as follows:

Month	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
October 1, 2021 - October 31, 2021	—	—	—
November 1, 2021 - November 30, 2021	—	—	—
December 1, 2021 - December 31, 2021	—	—	—
Total	—	—	—

(a) During the three months ended December 31, 2021, we did not repurchase shares in connection with our stock-based compensation plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet as of December 31, 2021 and March 31, 2021 (ii) Condensed Statements of Operations and Income for the three and nine months ended December 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended December 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2021 and 2020, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SUPERCONDUCTOR CORPORATION

		By:	/s/ John W. Kosiba, Jr.
Date:	February 2, 2022		John W. Kosiba, Jr.
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)